Form 10-Q
period 1994-12-31
KV PHARMACEUTICAL CO /DE/
filed 1995-02-14
CIK 57055

                       SECURITIES AND EXCHANGE COMMISSION
                       ----------------------------------
                            Washington, D.C.  20549

                                   FORM 10-Q

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
            -------------------------------------------------------
                        SECURITIES EXCHANGE ACT OF 1934
                        -------------------------------

(X)  Quarterly report for the quarterly period ended      December 31, 1994
                                                     ---------------------------
                                       OR

( ) Transition Report Pursuant To Section 13 or 15(d) of The Securities Exchange Act of 1934

Commission file number                       1-9601
                       ---------------------------------------------------------

                          K-V PHARMACEUTICAL COMPANY
- - --------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           DELAWARE                                     43-0618919
- - ---------------------------------          ------------------------------------
 (State or other jurisdiction of           (I.R.S. Employer Identification No.)
  incorporation or organization)

              2503 SOUTH HANLEY ROAD,   ST. LOUIS, MISSOURI 63144
- - --------------------------------------------------------------------------------
                   (Address of principal executive offices)
                                  (Zip Code)


                                (314) 645-6600
- - --------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

- - --------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

Yes   X    No
    -----     -----

             Title of Class of                         Number of Shares
                Common Stock                  Outstanding as of this Report Date
              ----------------                ----------------------------------

Class A Common Stock, par value $.01 per share            6,631,427
Class B Common Stock, par value $.01 per share            4,724,840

                                    PART I

                             FINANCIAL INFORMATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS

     For the Three Months and Nine Months Ended December 31, 1994 and 1993
                                  (Unaudited)

                                          For the Three               For the Nine
                                           Months Ended               Months Ended
                                     ------------------------   ------------------------
                                       12/31/94     12/31/93      12/31/94      12/31/93
                                     -----------  -----------   -----------   -----------

Revenues:
Net sales                            $11,545,515  $ 9,899,802   $27,757,028   $27,922,273
Investment income                              0        3,399             0        30,196
                                     -----------  -----------   -----------   -----------

   Total Revenues                     11,545,515    9,903,201    27,757,028    27,952,469
                                     -----------  -----------   -----------   -----------

Costs and Expenses:

Manufacturing costs                    6,262,109    6,281,521    17,927,233    18,911,799
Research and development               1,042,553    1,355,284     3,408,214     4,074,306
Selling and administrative             3,131,357    2,743,824     8,867,396     8,209,139
Interest expense                         344,063      229,887       906,272       626,372
Amortization of intangible
   assets                                162,966      121,737       488,651       354,220
                                     -----------  -----------   -----------   -----------

   Total Costs & Expenses             10,943,048   10,732,253    31,597,766    32,175,836
                                     -----------  -----------   -----------   -----------

Income (Loss) before
   income taxes                          602,467     (829,052)   (3,840,738)   (4,223,367)

Provision for income taxes:
   Current                                     -            -             -             -
   Deferred                                    -            -             -             -
                                     -----------  -----------   -----------   -----------

     Total                                     -            -             -             -
                                     -----------  -----------   -----------   -----------

Net Income (Loss)                    $   602,467  $  (829,052)  $(3,840,738)  $(4,223,367)
                                     ===========  ===========   ===========   ===========

Net Income (Loss) per Common
  Share (after deducting
  preferred dividends:
  $105,438 for the three months
  ended December 31, 1994 and
  1993 and $316,314 for the
  nine months ended December 31,
  1994 and 1993).                          $0.04       $(0.09)       $(0.37)       $(0.41)
                                           =====       ======        ======        ======

See accompanying notes to financial statements.

                   KV PHARMACEUTICAL COMPANY AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                      December 31, 1994 and March 31, 1994
                                  (Unaudited)

                                                    12/31/94       03/31/94
                                                  ------------   ------------
ASSETS
- - ------
Current Assets:
Cash and equivalents                              $  1,191,620   $    506,982
Receivables                                          7,655,329      6,712,036
Inventories                                          8,703,710      9,772,562
Prepaid and other                                      251,208        298,903
                                                  ------------   ------------
   Total Current Assets                             17,801,867     17,290,483
                                                  ------------   ------------

Property and equipment                              20,001,743     19,761,593
Less accumulated depreciation and amortization     (11,545,085)   (10,668,201)
                                                  ------------   ------------
  Net Property and Equipment                         8,456,658      9,093,392
                                                  ------------   ------------

Deferred Improved Drug Entities(TM)                  3,105,551      3,533,716
Goodwill and other                                   1,971,825      1,884,569
                                                  ------------   ------------

TOTAL ASSETS                                      $ 31,335,901   $ 31,802,160
                                                  ============   ============

LIABILITIES
- - -----------
Current Liabilities:
Current maturities of long-term debt              $  6,965,119   $    365,119
Accounts payable                                     4,659,117      3,387,867
Accrued liabilities                                  2,324,456      1,383,395
                                                  ------------   ------------
  Total Current Liabilities                         13,948,692      5,136,381
                                                  ------------   ------------

Long-term debt and other                             6,537,205     13,322,760
                                                  ------------   ------------
  Total Liabilities                                 20,485,897     18,459,141
                                                  ------------   ------------

Commitments and Contingencies

SHAREHOLDERS' EQUITY
- - --------------------
Preferred stock                                          2,410          2,410
Class A common stock                                    66,314         63,050
Class B common stock                                    47,248         48,011
Additional paid-in capital                          23,049,736     21,704,514
Retained deficit                                   (12,260,751)    (8,420,013)
Less cost of Class A and Class B
  common stock in treasury                             (54,953)       (54,953)
                                                  ------------   ------------

TOTAL SHAREHOLDERS' EQUITY                          10,850,004     13,343,019
                                                  ------------   ------------

TOTAL LIABILITIES AND SHAREHOLDERS'
  EQUITY                                          $ 31,335,901   $ 31,802,160
                                                  ============   ============

See accompanying notes to financial statements.

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

               For the Quarters Ended December 31, 1994 and 1993
                                  (Unaudited)


                                                 Class A   Class B   Additional
                                      Preferred   Common    Common     Paid-In      Retained     Treasury
                                        Stock     Stock     Stock      Capital       Deficit       Stock
                                      ---------  --------  --------  -----------  -------------  ---------

BALANCE AT SEPTEMBER 30, 1993           $2,410   $62,821   $48,232   $21,701,860  $ (3,633,034)  $(54,953)

Stock options exercised,
  385 Shares of Class A & Class B
  Common Stock                               -         4         4         2,717             -          -

16,400 Shares of Class B converted
  to Class A Common Stock                    -       164      (164)            -             -          -

Net income (loss) for Quarter
  Ended December 31, 1993                    -         -         -             -      (829,052)         -
                                        ------   -------   -------   -----------  ------------   --------

BALANCE AT DECEMBER 31, 1993            $2,410   $62,989   $48,072   $21,704,577  $ (4,462,086)  $(54,953)
                                        ======   =======   =======   ===========  ============   ========


BALANCE AT SEPTEMBER 30, 1994           $2,410   $63,050   $48,013   $21,702,805  $(12,863,218)  $(54,953)

Sale of 250,000 Shares of
  Class A Common Stock                       -     2,500         -     1,346,563             -          -

Stock options repurchased,
  150 shares of Class A and 250
  shares of Class B Common Stock             -        (1)       (3)            -             -          -

Stock options exercised,
  250 shares of Class A Common
  Stock                                      -         3         -           368             -          -

76,266 shares of Class B converted
  to Class A Common Stock                    -       762      (762)            -             -          -

Net income for Quarter Ended
  December 31, 1994                          -         -         -             -       602,467          -
                                        ------   -------   -------   -----------  ------------   --------

BALANCE AT DECEMBER 31, 1994            $2,410   $66,314   $47,248   $23,049,736  $(12,260,751)  $(54,953)
                                        ======   =======   =======   ===========  ============   ========


See accompanying notes to financial statements.

                      CONSOLIDATED STATEMENTS OF CASH FLOW
              For the Nine Months Ended December 31, 1994 and 1993
                                  (Unaudited)

                                                      1994          1993
                                                  ------------  ------------
OPERATING ACTIVITIES
Net Loss                                          $(3,840,738)  $(4,223,367)

Adjustments to reconcile net loss
  to net cash provided by
  (used in) operating activities:
 Depreciation and amortization                      1,423,591     1,156,576

Changes in operating assets and liabilities:
 (Increase) decrease in receivables                  (943,293)    3,369,387
 Net (increase) decrease in inventories
  and other current assets                          1,116,547    (2,150,845)
 Increase (decrease) in accounts payable
  and accrued liabilities                           2,212,311       (60,197)
                                                  -----------   -----------

NET CASH USED IN OPERATING
  ACTIVITIES                                          (31,582)   (1,908,446)
                                                  -----------   -----------

INVESTING ACTIVITIES
 Purchase of property and equipment, net             (298,247)   (1,033,661)
 Other, net                                          (147,701)     (169,985)
                                                  -----------   -----------

NET CASH USED IN INVESTING
  ACTIVITIES                                         (445,948)   (1,203,646)
                                                  -----------   -----------

FINANCING ACTIVITIES
 Proceeds from credit facilities                    6,075,000    10,550,000
 Repayment of credit facilities                    (5,800,000)   (9,700,000)
 Principal payments on long-term debt                (460,555)     (464,803)
 Dividends paid on preferred stock                          -      (115,982)
 Exercise (repurchase) of common stock options         (1,339)        9,645
 Proceeds from sale of common stock                 1,349,062             -
                                                  -----------   -----------

NET CASH PROVIDED BY FINANCING
  ACTIVITIES                                        1,162,168       278,860
                                                  -----------   -----------

INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS                                684,638    (2,833,232)
Cash and cash equivalents at
  beginning of year                                   506,982     3,556,066
                                                  -----------   -----------
CASH AND CASH EQUIVALENTS AT
  END OF QUARTER                                  $ 1,191,620   $   722,834
                                                  ===========   ===========

See accompanying notes to financial statements.

                   NOTES TO SUMMARIZED FINANCIAL INFORMATION



NOTE A -- BASIS OF PRESENTATION

     The interim financial statements presented here have been prepared in conformity with the accounting principles and practices and methods of applying the same (including consolidating practices) reflected in the Annual Report of the Company on Form 10-K for the year ended March 31, 1994 filed with the Commission, except that detailed footnotes and schedules are not included. Reference is hereby made to the footnotes and schedules contained in the Annual Report. All significant intercompany balances and transactions have been eliminated and, in the opinion of management, all adjustments, which are of a normal recurring nature only, necessary to present a fair statement of the results of the Company and its subsidiaries have been made.

NOTE B -- EARNINGS PER SHARE

     Net income (loss) per common share is computed by dividing net income
(loss), less/plus preferred dividends by the weighted average number of common shares and common share equivalents (if dilutive) outstanding during the period. Preferred dividends used in this calculation for the three-month periods ended December 31, 1994 and 1993 were $105,438. Undeclared and unaccrued cumulative preferred dividends for the nine-month periods ended December 31, 1994 and 1993 were $1,360,146 and $938,394, respectively. Common share equivalents consist of those common shares that would be issued upon the exercise of outstanding stock options. The weighted average number of shares used in the computations was 11,436,390 and 11,055,661 for the quarters ended December 31, 1994 and 1993, respectively, and 11,106,320 and 11,054,733 for the nine-month periods ended December 31, 1994 and 1993, respectively. Primary and fully-diluted income
(loss) per share was the same for each of the periods presented since the exercise of options is anti-dilutive.

NOTE C -- REGULATORY ACTIVITIES

     Substantially all the products seized in the previously reported FDA action have been certified and released in accordance with a Consent Decree entered into between the Company and the FDA in June of 1993. No assurance can be given as to the time period required until the certification process is completed.

NOTE D -- SUBSEQUENT EVENT - CREDIT AGREEMENT

    Subsequent to December 31, 1994, the Company and its principal lender modified certain covenants of its existing credit agreement to eliminate certain past violations relating to maintaining certain financial levels and ratios, established new covenants through April 29, 1995, with previously existing covenants essentially remaining in effect thereafter and postponed a scheduled $2,900,000 reduction in the bank's loan commitment from March 1 to April 1, 1995. (See Management's Discussion and Analysis.)

NOTE E -- SUBSEQUENT EVENT - SALE OF STOCK

     Subsequent to December 31, 1994, the Company entered into agreements under which it sold 75,000 shares of Class A Common Stock (par value $.01 per share) for approximately $425,000. This amount, along with the approximately $1,350,000 in proceeds from the sale of 250,000 shares in the third fiscal quarter, was added to working capital and applied, in part, to the reduction of long-term debt.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                      ------------------------------------
          OF LIQUIDITY AND CAPITAL RESOURCES AND RESULTS OF OPERATIONS
          ------------------------------------------------------------

(a)    Liquidity and Capital Resources

    1.     Working Capital

    During the quarter ended December 31, 1994, working capital increased $1,111,224 (40%), to $3,853,175. This increase is the result of increases in cash and receivables of $523,096 (78%), and $2,050,728 (37%), respectively, a decrease in payables and accruals of $27,075, which was partially offset by a decrease in inventories and other current assets of $824,675 (8%). The increase in cash resulted principally from the sale of 250,000 shares of Class A Common Stock for approximately $1,350,000. Working capital for the nine months ended December 31, 1994 decreased $8,300,927 (68%). This decrease was the result of increases in cash and receivables of $684,638 (135%), and $943,293 (14%), respectively, and an increase in payables and accruals of $2,212,311 (46%) and current maturities of long-term debt of $6,600,000, which were partially offset by a decrease in inventories and other current assets of $1,116,547 (11%).

    Cash used in operating activities is primarily related to the net loss of $3,840,738 for the nine-month period. Financing activities reflect a net decrease in borrowing of $735,555. The ratio of current assets to current liabilities was 1.3 to 1 as of December 31, 1994, compared to 4.0 to 1 as of December 31, 1993.

    The Company is obligated to make a reduction of approximately $2.9 million on its bank line of credit at the end of the fourth quarter of fiscal 1995. The Company currently believes that funds from operating profits and from financing it is negotiating to obtain from outside sources, will allow it to meet its obligations. The Company believes that, until a refinancing or restructuring of its long-term debt is completed, the capital infusion of approximately $1,775,000 to date from the sale of Class A Common Stock, together with additional capital infusions from other sources which are under negotiation and increased revenues from the introduction of new ETHEX products and other sales, will be sufficient to meet the Company's operating needs for the short-term. The Company is currently working with investment bankers and others to obtain additional sources of working capital.

    2.     Profitability:

    The net profit for the third quarter of fiscal 1995 was $602,467, an improvement of $1,431,519 over the net loss for the third quarter of fiscal 1994. The increase in profit over the prior year's quarter was primarily attributable to increased revenues generated by KV's ETHEX subsidiary in sales of new and existing products, combined with decreased manufacturing and research and development costs. Year-to-date, the net loss was $3,840,738 compared to a net loss of $4,223,367 for the same period of the prior year. The improvement was attributable to the return to profitability in the third quarter as a result of the transitioning of the Company to focusing on directly marketing its own products, particularly 10 new products introduced by the Company's ETHEX Corporation subsidiary during the current fiscal year. During earlier quarters, delays were experienced and resulted in incurring increased costs associated with the initial development, production and process validation and marketing associated with the reintroduction of seized products and the launching of new products.

    3.     Leverage

    The ratio of total liabilities to equity decreased to 1.89 to 1 from 2.37 to 1 during the quarter due to the sale of common stock and a return to profitability and increased from 1.38 to 1 at the end of the prior fiscal year, primarily due to the year-to-date net loss and increased liabilities.

(b)    Results of Operations

    1.     Revenues:

    Consolidated revenues for the third quarter of fiscal 1995 totaled $11,545,515 compared to $9,903,201 for the third quarter of fiscal 1994, an increase of $1,642,314 (17%). Year-to-date consolidated revenues were $27,757,028 compared to $27,952,469 for the same period last year, a decrease of $195,441. Increased revenues in the third quarter were due to a more than doubling of sales in KV's ETHEX subsidiary compared to the prior year's quarter, due to the introduction of 10 new products during the first three quarters and growth in sales of existing products, while decreases were experienced in Contract Services due to the planned transitioning of the Company to focusing on directly marketing its own products through ETHEX. Year-to-date revenues remained relatively the same, however, the higher margin ETHEX product segment of revenues constituted more than 60% of the Company's revenue base in fiscal 1995, as compared to 35% in the prior year.

    2.     Costs and Expenses:

    Manufacturing costs were 54% and 64% of net sales for the quarters ended December 31, 1994 and 1993, respectively. Manufacturing costs as a percent of net sales were 65% and 68% for the nine months ended December 31, 1994 and 1993, respectively. Manufacturing costs as a percent of sales decreased compared to the prior year's quarter and on a year-to-date basis due to the favorable mix of higher margin ETHEX products in fiscal 1995.

    Research and development costs decreased $312,731 (23%), for the quarter ended December 31, 1994, compared to the same quarter of the prior year. Year-to-date, these costs decreased $666,092 (16%), compared to the same period of the prior year.

    Selling and administrative expenses were 27% and 28% of total revenues for the third quarter of fiscal 1995 and 1994, respectively. These costs were 32% and 29% of total revenues for the nine months ended December 31, 1994 and 1993, respectively. During the third quarter, increased costs were due to higher marketing and support costs associated with ETHEX and an increase in professional, administrative and support costs.

    Interest expense increased $114,176 for the third quarter and $279,900 for the nine-month period ended December 31, 1994 compared to the prior fiscal year. These increases were primarily due to higher levels of borrowing against the Company's credit facility, combined with higher interest rates.

    3.     Inflation and Changing Trends:

    Although the Company generally has been able to pass along to its customers a portion of cost increases in labor, manufacturing and raw materials under its agreements, in certain instances no increases were effected due to market conditions. It is not meaningful to compare changing prices over the past three years because the products, product formulas, product mix and sources of raw materials have varied substantially.

    The Company is continuing to transition its revenue base from one based on lower margin, highly competitive, short-term contract manufacturing to one based on higher margin, technology distinguished generic products, which it is focusing on marketing through ETHEX Corporation, as well as advanced technology drug delivery products to be marketed and co-marketed under long-term marketing agreements and ventures. These advanced technology products (Improved Drug Entities(TM)) are the subject of a number of long-term business arrangements and have differentiated and improved benefits derived from KV's drug delivery system technologies.

    Management believes that the Company is operating satisfactorily under the consent decree agreement entered into with the FDA. No assurances can be given as to the time period required until the certification process is completed and there can be no assurances that the sales of all products will be at their former levels. The Company plan is to continue to implement strategies to focus on the introduction of additional products through its ETHEX subsidiary and the de-emphasis of Contract Services. While the costs associated with the development, validation and introduction of ETHEX products and other products adversely impacted operating income in the first half of the year, the Company, through its ETHEX subsidiary, has introduced 10 new products, returned to profitable operations and is readying additional products to be marketed.

    The Company is continuing to work with investment bankers for the purpose of identifying and consummating transactions to increase the Company's sources of working capital through additional equity or long-term financing and other strategic alternatives. The Company does not plan significant capital expenditures for the current fiscal year and has instituted cost reduction programs to reduce overall operating expenses to enable it to meet working capital needs.


PART II.  OTHER INFORMATION

Item 5:  Other Information.

               On December 7, 1994, Dr. Garnet Peck, Ph.D., was appointed by the Board of Directors to fill the vacancy created by the death of Director Fred P. Sheridan.

               Ted G. Wood, KV's President and Chief Executive Officer retired as of December 31, 1994.

Item 6:  Exhibits and Reports on Form 8-K.

         a)  Exhibits - See Exhibit Index on page 15.

         b) The Company did not file any reports on Form 8-K during the quarter ended December 31, 1994.

SIGNATURES
- - ----------

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                     KV PHARMACEUTICAL COMPANY



Date: February 14, 1994                 /s/ Marc S. Hermelin
     -------------------                -----------------------
                                            Marc S. Hermelin
                                       Vice Chairman of the Board




Date: February 14, 1994                 /s/ Gerald R. Mitchell
      ------------------                -----------------------
                                            Gerald R. Mitchell
                                         Vice President - Finance
                                          Chief Financial Officer

                                 EXHIBIT INDEX


Exhibit Number              Description
- - --------------              -----------


       4(j)       Fourth Amendment to Credit Agreement
                  dated as of February 10, 1995.
                  Filed herewith.

       4(k)       Pledge Agreement between the Registrant
                  and Bank One, Indianapolis, N.A.
                  dated as of February 10, 1995.

       11         Computation of Earnings (Loss)
                  Per Share Calculation.  Filed
                  Herewith.