Form 10-K405
period 1995-03-31
KV PHARMACEUTICAL CO /DE/
filed 1995-06-29
CIK 57055

                       SECURITIES AND EXCHANGE COMMISSION
                       ----------------------------------
                            Washington, D.C.  20549
                                   FORM 10-K
Mark One
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                  For the fiscal year ended March 31, 1995  OR
                                                            --
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
                  For the Transition period from ------- to -------

                         Commission file number 1-9601

                                ----------------
                           K-V PHARMACEUTICAL COMPANY
                             2503 SOUTH HANLEY ROAD
                           ST. LOUIS, MISSOURI 63144
                                 (314) 645-6600

Incorporated in Delaware         I.R.S. Employer Identification  No.  43-0618919

          Securities registered pursuant to Section 12(b) of the Act:
Class A Common Stock par value $.01 per share            American Stock Exchange
Class B Common Stock par value $.01 per share            American Stock Exchange

          Securities registered pursuant to Section 12(g) of the Act:
         7% Cumulative Convertible Preferred, par value $.01 per share

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

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

          The aggregate market value of the 4,615,880 shares of Class A and 2,535,881 shares of Class B Common Stock held by nonaffiliates of the Registrant as of June 13, 1995, was $32,022,668 and $17,909,660, respectively. As of June 13, 1995, the Registrant had outstanding 6,739,151 and 4,694,964 shares of Class A and Class B Common Stock, respectively, exclusive of treasury shares.

                      DOCUMENTS INCORPORATED BY REFERENCE

          The following document is incorporated into this Report by reference:

          Part III: Portions of the definitive proxy statement of the Registrant (to be filed pursuant to Regulation 14(A) for Registrant's 1995 Annual Meeting of Shareholders, which involves the election of directors), is incorporated by reference into Items 10, 11, 12 and 13 to the extent stated in such items.

Item 1.   Description of Business.
          -----------------------

     (a)  General Development of Business.
          -------------------------------

          KV was incorporated under the laws of Delaware in 1971 as a successor to a business originally founded in 1942. KV's Chairman and founder, Victor M. Hermelin, obtained initial patents for early controlled release and enteric coated technologies in the early 1950's.

          The Company is a recognized leader in the development and manufacture of major drug products utilizing its proprietary advanced drug delivery technologies that optimize the benefits of various drug compounds. KV licenses the marketing rights for products developed with KV's patented drug delivery technologies to major domestic and international brand name pharmaceutical marketers in return for royalty revenues. In February, 1990, the Company launched ETHEX Corporation ("ETHEX"), a wholly-owned subsidiary created specifically to distribute and market KV's technology distinguished generic products, some of which were formerly sold through a joint venture. KV also plans to market or co-market other selected technologically advanced brand name products.

          KV's proprietary drug delivery systems control the amount and rate of release of a drug in order to optimize therapeutic effect and patient convenience. KV's technologies apply to products in solid (tablets, caplets and capsules), liquid (lotions, creams and pourable liquids) and particle (granular and powder) form. KV is one of the few pharmaceutical companies that has developed controlled release technologies and products for oral, topical and orificial use.

          KV's wholly-owned subsidiary, Particle Dynamics, Inc. ("PDI"), formerly known as Desmo Chemical Corporation, was incorporated in New York in 1948 and acquired by KV in 1972. PDI develops and markets specialty pharmaceutical raw materials, including directly compressible and microencapsulated ingredients used in pharmaceutical processing, taste-masked vitamins and minerals and other products, in part through the application and use of two of KV's drug delivery systems. These PDI developed technologies also have broad commercial usefulness in the food and flavor industry. (Hereinafter, KV, ETHEX and PDI are sometimes referred to collectively as "KV" or the "Company.")

     (b)  Industry Segments.
          -----------------

          The Company operates principally in one industry segment. The Pharmaceutical Development, Manufacturing and Marketing segment engages in the research and development, production and sale of drug products in a variety of dosage forms utilizing KV's proprietary drug delivery technologies. Revenues are received from customers for the development, manufacture and sale of drug products to pharmaceutical marketers and from directly marketing its own technology distinguished generic products. When marketing rights to products using KV's advanced drug delivery technologies are licensed, revenues may be received in the form of licensing revenues and/or royalty payments to KV based upon a percentage of the licensee's sales of the product, in addition to manufacturing revenues.

     (c)  Narrative Description of Business.
          ---------------------------------

          KV specializes in the development of proprietary drug delivery systems for optimizing the benefits of various drugs utilizing patented technology, know-how and trade secrets. While most drug companies concentrate their research either on the discovery of new drug entities or the duplication of "me-too" generic drugs, KV develops existing known patented or off-patent drugs into innovative drug products with differentiated and improved benefits which can command a brand-name price (Improved Drug Entities(TM)) by utilizing its proprietary drug delivery technologies. The Company is a recognized leader in the area of controlled release (long-acting) drug delivery technology because of its breadth of extended-release technologies which can be applied to tablets, capsules, liquids, creams, ointments, suppositories and microparticle spheres. Evidence of this recognized leadership is the fact that many of the company's customers, such as Johnson and Johnson, SmithKline Beecham and Pfizer have their own in-house drug delivery capabilities and yet enter into agreements with the Company for advanced drug delivery products because of the Company's proven technology in these areas. KV's controlled release drug technologies can be used orally, topically or orificially and have improved the performance of many drugs through better patient compliance and drug efficacy.

          Prior to the mid-1980's, all of KV's revenues were derived from short-term supply contracts. Since that time, KV's marketing strategy has been to emphasize retention of significant proprietary interests in the products it develops and de-emphasize KV's dependence on revenues from short-term manufacturing contracts. Also, in 1990, the Company established ETHEX Corporation to distribute and market KV's specialty technology
distinguished generic products.   These marketing strategies are
comprised of three important components:

  * KV engages in the development and manufacturing of technology distinguished generic products which it markets through ETHEX Corporation.

  * KV enters into long-term agreements with drug companies under which it assigns marketing rights for the products it develops in return for a combination of initial cash and milestone payments, royalties in the range of 5-10% and manufacturing revenues.

  * KV plans to enter into strategic alliance agreements for specialty market niches in the U.S. or other international territories.

          In the past ten years, the Company expended significant funds in the development of advanced technologies which have begun to be applied to specific products under marketing agreements. In recent years, KV has entered into domestic and international marketing agreements with major drug companies, including such companies as Burroughs Wellcome (U.S. and Canada), Fisons, Syntex Corporation, Janssen Pharmaceutica (a Johnson & Johnson Company) (U.S., Canada and worldwide), Hoechst-Roussel Pharmaceuticals Inc.,
J. Uriach & Cia and others, which will combine KV's advanced drug delivery technologies with various drug compounds. The agreements cover both patented drugs and off-patent drugs which, when combined with the advanced drug delivery technology, improve the benefits of the drug. The improved drug is then submitted to the FDA for approval for marketing. Since the manufacture of the products under such agreements is done by KV, the anticipated long-range impact will be to generate royalties on the marketer's sales and to add products with higher margins which will utilize and stabilize the Company's manufacturing capabilities. These agreements involve assigning marketing rights to select products in specified geographic areas. These products have various benefits, such as once-daily dosing, enhanced bioavailability, reduced side effects, taste or flavor enhancements and improved patient convenience and compliance. Six products from among these agreements have been introduced to date, with the products with the largest potential sales yet to be approved and launched. KV is currently negotiating a number of additional similar agreements. In recent years, the Company has experienced delays in obtaining FDA approval and, in certain instances, KV's customer is responsible for obtaining the FDA approvals and have been similarly delayed. During fiscal 1995, no FDA product approvals were received. The Company expects additional products to be approved and marketed in fiscal 1996 and the remaining drugs covered by these existing agreements to be approved and marketed over the next few years.

          ETHEX Corporation distributes and markets technology distinguished generic products directly to various markets and classes of trade customers, including wholesalers, chains, distributors, mail order houses, independent pharmacies, large HMO's and PPO's. ETHEX has achieved a 100% penetration in the 25 largest wholesalers and chains. Beginning in fiscal 1994, the Company focused its attention on developing additional differentiated generic products for its ETHEX subsidiary. In fiscal 1995, ETHEX launched ten new products and plans to launch a similar number in fiscal 1996. During the first quarter of fiscal 1996, four ETHEX products were launched.

          In the future, KV also plans to market or co-market branded drugs which utilize the Company's proprietary drug delivery technologies. Co-marketing is the marketing of the same drug with another pharmaceutical company in order to expand sales coverage, using the sales forces of both companies.

          Particle Dynamics, Inc. has developed and markets to the pharmaceutical and food industries two lines of specialty raw material products which use KV's drug delivery technologies, DESCOTE(R) and DESTAB(TM). The DESCOTE(R) line of taste-masked vitamin and mineral products has experienced continued growth. DESCOTE(R) products are supplied for virtually every children's chewable vitamin. DESTAB(TM) is a line of direct compression products, certain of which are the leading products sold in their respective categories. PDI also has two newer product lines, DESTRIT(TM), which is a line of low dose vitamin products for direct compression into vitamin tablets and VITACOTE(TM), which is a line of stabilized vitamins for pharmaceutical and food industry use.

          In addition to product development capabilities and service, KV manufactures approximately 119 solid, liquid and semi-liquid drug products, principally for marketing by major ethical and proprietary drug companies in the United States and abroad. KV's customers include leading domestic and international prescription and over-the-counter consumer drug companies. Some of the more familiar and successful over-the-counter and prescription products developed and manufactured by KV and marketed by other companies include Novafed(R) (Marion-Merrill Dow), Slow-Mag(R) (Monsanto/Searle), Kaopectate (Upjohn) and others.

          Drug products normally consist of the active drug substance or compound and a drug delivery system, which can take numerous forms, such as tablets, capsules, liquids, ointments and creams. The majority of drug products available are in immediate release drug delivery systems and require a dosing regimen which is typically three to four times per day. Immediate release drugs can have undesirable "peaks" and "valleys" as the active ingredient is initially taken and absorbed, becomes subtherapeutic and is then taken again. This can cause improper highs and lows in the therapeutic levels of dosing and result in annoying and sometimes unsafe side effects.

          Ideally, medicine should be safe, effective and sufficiently convenient that the patient will remember to follow the doctor's orders regarding how frequently to take the medicine. KV's controlled release drug delivery systems are designed to control the amount and rate of release of a drug to optimize its therapeutic effect, thus reducing or eliminating undesirable side effects.

          KV has developed and introduced important new generations of technologies in the 1990's which represent significant advancements in the field of drug delivery systems. These drug delivery systems are generally organized in the areas of "controlled release," "site-specific" and "tastemasking technologies." These technologies are based on the absorption, distribution, half-life and excretion characteristics of individual drugs in the body and the many physiological and environmental variances which influence drug ingestion and utilization. The features and benefits of some of the Company's new drug delivery technologies are described below.

                   SITE-SPECIFIC TECHNOLOGIES
                   --------------------------

SITE RELEASE(R)
- ---------------

SITE RELEASE(R) incorporates advanced polyphasic principles, resulting in a bio-emulsion system that can deliver therapeutic agents in oral, topical, vaginal, and rectal dosage forms incorporating its bioadhesive and controlled release properties which result in reduced dosing regimens and improved patient compliance. To the Company's knowledge, SITE RELEASE(R) is the only bioadhesive delivery system that is clinically proven.

Products under development using SITE RELEASE(R) technology are the subject of marketing agreements with such companies as Syntex Corporation, Taisho Ltd. of Japan, J. Uriach & Cia of Spain and others. Under these agreements, KV would receive royalties as well as manufacturing revenues on a long-term basis.

BioSert(R)
- ----------

BioSert(R) is a suppository form of drug delivery that is a highly utilized mode of therapy in European markets in particular. Upon insertion, a BioSert(R) product becomes a bioadhesive cream which releases over time. The time delay and bioadhesive features significantly increase the efficacy of the drug delivered, thereby reducing the frequency of administration.

OraSite(R)
- ----------

In one of the Company's newest bioadhesive technology developments, KV has applied its scientific expertise to the development of mucoadhesive delivery systems to develop OraSite(R). OraSite(R) is an orally administered solid delivery system that looks much like a conventional tablet. When put in the mouth, the delivery system immediately liquifies and seeks out the mucosal surface of the mouth, throat and esophagus. The mucoadhesion that occurs is long lasting. KV believes that the esophageal administration of systemically active drug agents via the OraSite(R) mucoadhesive delivery system holds great promise in the successful delivery, over long periods of time, of drug agents that are difficult or impossible to administer orally by any other means such as the new biotech protein/peptide therapeutic agents that are produced by gene manipulation. This system also has application to a wide variety of therapeutic categories such as oral hygiene, sore throat, periodontal and upper gastrointestinal tract disorders.

                 CONTROLLED RELEASE TECHNOLOGIES
                 -------------------------------

KV/24(R)
- --------

KV/24(R) is a precisely regulated once-daily oral delivery system which reduces commonly associated side effects while providing a full 24 hours of steady and effective dosing while allowing added benefits of patient improved compliance and reduced dosing regimens.

     The distinguishing features of once-daily KV/24(R) are:

     * KV/24(R) is a multi-particulate technology which can combine different drug compounds (each requiring individualized and varying release profiles) within a single tablet or capsule.

     * KV/24(R) reduces potentially harmful gastrointestinal irritation, thereby improving safety.

     * KV/24(R) can deliver therapeutic levels of a drug over 24 hours while exposing the body to less drug (known as drug sparing).

     * KV/24(R) has demonstrated in stress tests, including feeding studies, that there is little or no effect on the release profile in the presence of food.

KV/24(R) products are designed to provide many benefits, including increased patient convenience and compliance, improved bioavailability of the drug and reduced side effects. KV has applied KV/24(R) technology to a number of once-a-day drug products in both prescription and over-the-counter product areas, including cough/cold, cardiovascular, anti-arthritis, analgesic and others.
KV has concluded royalty generating licensing agreements for KV/24(R) products with Johnson & Johnson, Pfizer, Burroughs
Wellcome and others. In January, 1989, the Company received approval for the first KV/24(R) over-the-counter decongestant product in the world that only has to be taken once per day. In November, 1989, a second KV/24(R) approval was received - this time for a product with two different active ingredients - the first approval for a combination cough/cold product with 24 hours of effectiveness. KV customers' products with the largest projected sales are yet to be approved and launched.

METER RELEASE(R)
- ----------------

METER RELEASE(R) is a twice-a-day dosing technology which can be used with caplets, tablets or capsules. METER RELEASE(R) products control the rate of release of active drug ingredients by incorporating a variety of technical approaches which are selected based on the special physical, chemical and pharmacological nature of the drug substance and the end benefits needed in the final product.

Benefits of METER RELEASE(R) products include improved dose-to-dose dissolution profiles, reduced drug irritation of the stomach or intestine, reduced toxicity, reduced side effects and other advantages.

Products which have already been introduced in the pharmaceutical marketplace using the Company's METER RELEASE(R) technology include long-acting K-Norm(R), marketed by Fisons, and three cardiovascular products marketed by ETHEX Corporation.

                    TASTEMASKING TECHNOLOGIES
                    -------------------------

FLAVORTECH(TM)
- ----------

FlavorTech(TM) is a tastemasking technology for liquids and dry powders/granules for reconstitution with water. This technology has already achieved market commercialization through its use in several cough/cold syrup products launched by ETHEX Corporation in fiscal 1995.

TASTELESSE(R)
- ----------

Tastlesse(R) is a robust tastemasking technology which utilizes a unique microparticulate approach that has demonstrated a high degree of effectiveness in overcoming bad tastes. In this patent pending technology, KV scientists have been able to sequester the offending drug agent in a compatible matrix that "shields" the drug from taste receptors in the mouth. This "shielding" is accomplished without interfering with the dissolution and ultimate absorption of the drug agent from the gastrointestinal tract. In this microparticulate system, the Tastelesse(R) particle exhibits a very short lifetime after oral administration, only that amount of time needed to carry the drug past the taste bud receptors in the mouth. The microparticulate matrix then rapidly falls apart, allowing the drug agent to be absorbed unimpeded. This technology will be utilized in a cardiovascular product, Trental(R), that is the subject of a marketing agreement with Hoescht-Roussel Pharmaceuticals, Inc.


                   --------------------------------


COMPETITION
- -----------

              The general pharmaceutical industry is highly competitive and characterized by extensive ongoing research efforts. While the majority of this research is directed toward new drug molecule research, certain pharmaceutical concerns, including some of the Company's customers, continue to invest in drug delivery research for the development, manufacturing and marketing of products which may be competitive with those being developed by the Company. Most of these drug companies have substantially greater capital resources, marketing experience and capabilities and research and development staff than the Company. There are also a few companies, including KV, which specialize in drug delivery technology and the development of products derived from those technologies for sale/licensing to pharmaceutical marketers. The Company believes that its patents, proprietary trade secrets, technological expertise, product development and manufacturing capabilities position it to continue to develop products to compete effectively in the marketplace and maintain a leadership position in the field of advanced drug delivery technologies.

              The Company also sells directly to various markets and classes of customers with respect to its specialty generic products marketed by ETHEX Corporation. The Company believes it is subject to active competition from numerous firms. The primary competitive factors are services, quality of products, approval for manufacture and distribution by the FDA and price. The competition varies among products, markets and classes of customers. The Company is subject to potential additional competition from firms who are able to obtain the necessary governmental approvals to manufacture similar products on their own.

REGULATION
- ----------

              The design, development and marketing of pharmaceutical compounds are intensively regulated by the Food and Drug Administration ("FDA") and comparable agencies in foreign countries. For example, the Federal Food, Drug and Cosmetic Act, the Controlled Substances Act and other United States federal statutes and regulations impose requirements on the testing, manufacturing and approval of the Company's products before a drug can be marketed in the United States. Obtaining FDA approvals is a costly, time-consuming process and there is no guarantee that such approval will be obtained with respect to an individual product. All companies in the pharmaceutical industry are subject to FDA inspections for compliance with current Good Manufacturing Practices ("cGMP"), which encompasses all aspects of the production process as interpreted by the FDA and involves changing and evolving standards. FDA inspections are a part of a continuing effort by the FDA to upgrade the level of industry-wide compliance with cGMP, with an emphasis on increased validation of products and increased stringency of Standard Operating Procedures. The Company undergoes FDA inspections at all of its facilities.

              On April 21, 1993, the FDA instituted a civil seizure action involving essentially all of the Company's solid oral dosage form drug products. On June 14, 1993, the Company entered into a Consent Decree (the Agreement) with the FDA which settled the seizure action and required the Company to engage cGMP experts to certify that these products were manufactured in conformity with cGMP and that the Company's facilities are operated in compliance with cGMP. The certifications necessary for the release of seized products have been substantially completed. The cGMP certification of the Company's facilities required by the consent decree was completed by an independent expert, which was preliminary to an inspection to be performed by the FDA. Management believes that the Company can operate satisfactorily under the agreement and does not anticipate any material long-term adverse effects. (See Item 3, Legal Proceedings.)

              On April 6, 1995, the Company settled an FDA investigatory matter between the Company and the Department of Justice through a misdemeanor plea agreement. Under the agreement, the Company has agreed to accept responsibility for failing on two occasions in 1991 to make reports required by the FDA with respect to stability test data on an erythromycin product previously manufactured by the Company for contract customers until 1992 and which has not been available on the market since that time. The Company has also agreed that two 1992 batches of the same product were inappropriately labeled as to their shelf life. The agreement is consistent with the Company's belief that the actions were inadvertent. The former Director of Quality Assurance of KV has agreed to plead to one misdemeanor offense of failing to make a required report of 1991 product data. (See Item 3, Legal Proceedings.)

          Since 1992, the Company has implemented new programs to ensure full compliance with all of the FDA's regulatory requirements and their increasingly vigorous interpretation by the government.

              With respect to potential new products, there are two principal ways for the Company to satisfy the FDA's safety and efficacy requirements for a new drug product, a new drug application (an "NDA") and an abbreviated new drug application (an "ANDA"). In recent years, the Company has experienced delays in obtaining FDA approval and, in certain instances, KV's customer is responsible for obtaining the FDA approvals and have been similarly delayed. A number of products
KV anticipated would be introduced to the pharmaceutical market by

KV or its client pharmaceutical companies in fiscal 1992, 1993, 1994 and 1995 were delayed. The Company follows a policy of not disclosing information on the specific products covered by its FDA applications in order to protect the confidentiality and competitive position of the Company and its customers with respect to products which it has developed and expects to be the subject of future market introductions.

              As a consequence of the uncertainties inherent in the drug approval process, an applicant is not in the position to predict in advance all of the substantive and procedural requirements for FDA approval of a particular product. In addition, the Company believes that under the agency's invocation of its "Application Integrity Policy," the FDA will not process the Company's applications until the Company has satisfied the FDA with respect to data previously submitted and has implemented any additional procedures necessary to assure the accuracy of information furnished by the Company. However, the FDA has specifically advised KV that the Application Integrity Policy does not adversely delay any of its clients' NDA and ANDA submissions for products KV has developed and will manufacture for such clients. Currently, it is the applications of KV's clients which have the greatest value to the Company. Therefore, the Company believes that any delay in processing the Company's own applications will not have a material adverse effect on the Company.

              The Company also cannot predict whether future legislative or regulatory developments might have an adverse effect on the Company. It is the Company's belief that generic drugs and drug delivery products can provide cost savings opportunities which the Company could benefit from in its ETHEX Corporation subsidiary growth as well as in its drug delivery research business.

              Some raw materials essential to the Company's business are furnished by its customers for conversion to finished products. During fiscal 1995, the Company encountered no serious shortages of any particular raw materials and has no indications that significant shortages will occur; however, a serious shortage of certain raw materials could have a material adverse effect upon the Company.

               The Company regards its drug delivery technologies as proprietary and maintains an extensive trade secret and patent protection program. Because the patent laws often serve as an educational tool to others and sometimes afford only limited practical protection, the Company also relies on trade secret laws and restrictions on disclosure and transferability contained in its product license agreements. Internal safeguards incorporated in its technologies also serve to protect the proprietary nature of its programs. In addition, employees with access to proprietary information and potential customers who evaluate KV's products are required to execute non-disclosure agreements. The Company intends to maintain and enforce the proprietary nature of its technologies. In addition to its patent and trade secret protection, KV believes that the knowledge and experience of its management and personnel and their ability to develop and enhance drug delivery technologies and products developed from such technologies is also of competitive significance.

              The Company presently owns twenty-seven domestic and foreign patents expiring through 2011 and twenty-four trademarks expiring through 2009 (which are renewable assuming continuous use), none of which is considered material to the continuing operations and success of the Company. The Company considers its proprietary know-how and processing techniques to be of greater importance to its continuing operations than such patents.

              In order to protect this goodwill, the Company has applied for trademark protection for its technology names, such as SITE RELEASE(R), KV/24(R), FLAVOR-TECH(TM), OraSite(R), METER RELEASE(R), DESCOTE(R), IMPROVED DRUG ENTITIES(TM) and others. The Company intends to continue to trademark new technology and product names as they are developed.

              The business of the Company is generally not seasonal, although a number of new cough/cold products marketed through ETHEX Corporation can be subject to seasonal demand.

              The nature of the Company's business does not involve unusual working capital requirements. Inventories are maintained at sufficient levels to support current production and sales levels.

              Customers of the Company consist of large and small pharmaceutical marketing companies, drug chains and wholesalers. During fiscal 1995 and 1994, no unaffiliated customer individually accounted for 10% or more of the Company's consolidated revenues.

              Previously the Company's backlog of orders was driven by the contract manufacturing business segment with lead times ranging from several months and purchase orders covering up to one year of commitments. The Company has transitioned itself so the majority of its sales are related to directly marketed generic products through ETHEX Corporation. Backlog measurements are not meaningful, due to the short lead time required (days) in filling orders, at any point in time to sales or income for any full 12-month period.

              The estimated direct dollar amount, including overhead, spent by KV on research activities relating to the development of new products or services or the improvement of existing products or services was approximately $4,795,000 in fiscal 1995, $5,805,000 in fiscal 1994 and $5,375,000 in fiscal 1993. The estimated dollar amount contributed by customers to these amounts was approximately $272,000 in 1995, $200,000 in 1994 and $240,000 in 1993.

              Research and development spending for KV products comes from KV internal funding and from its major drug company customers who have licensed marketing rights to KV-developed products. KV's research and development spending, not including other sponsored sources of funds, is approximately 11% of current revenues. This does not include amounts KV's licensing partners are separately spending for development and clinical research on KV products.

              Extending KV's development dollars through the significant external resources of its clients has enabled KV to increase what can be accomplished through KV's internal research budget.

              The Company does not expect that compliance with federal, state or local provisions regulating the discharge of materials into the environment or otherwise relating to the protection of the environment will have a material effect on the Company's capital expenditures, earnings or competitive position.

              As of June 12, 1995, the Company had 309 employees. The Company is subject to a collective bargaining agreement which expires in 1996 and covers 54 employees. The Company believes that its relations with its employees are good.

              The Company presently does not have material operations or sales in foreign countries and its domestic sales are not subject to unusual geographic concentration.

Item 2.       Properties.
              ----------

              The Company's general offices are located in a two-story brick building at 2503 South Hanley Road in St. Louis County,
Missouri, containing approximately 25,000 square feet of floor space. The Company has a lease on the building for a period expiring December 31, 1996, which is cancelable by the Company on six-months notice.

              In addition, the Company has the leases shown in the following table:

ADDRESS
- -------

                                                 SQ. FT.      LEASE       RENEWAL
FACILITIES                      USAGE             LEASED     EXPIRES      OPTIONS

- -----------------------------------------------------------------------------------

2629 S. Hanley Rd.           Mfg. Oper.           18,000     11/30/97     5 Yrs
821 Hanley Indl. Ct.         Mfg. Oper.            5,000     11/30/95     1 Yr
8046-50 Litzsinger Rd.       Mfg. Oper.           17,000     12/31/96     5 Yrs
8056 Litzsinger Rd.         Office/Maint.          3,000     12/31/96     5 Yrs
2635 S. Hanley Rd.           Mfg. Oper.           12,150     11/30/97     5 Yrs
819 Hanley Ind'l. Ct.        Mfg. Oper.            5,000     11/30/95     1 Yr
2525 S. Hanley Rd.           Mfg. Oper.           16,800     06/30/97      None
8054 Litzsinger Rd.            Office              3,000     12/31/96     5 Yrs
10888 Metro Court           Office/Whse.          81,810     09/30/99    10 Yrs<F*>
2601 S. Hanley Rd.           PDI Office            1,480     04/30/97     5 Yrs
2303 Schuetz Rd.             Mfg. Oper.           90,000        Owned       N/A

<F*>Two five-year options

              Properties used in the Company's operations are considered suitable for the purposes for which they are used and are believed to be adequate to meet the Company's needs for the reasonably foreseeable future. However, the Company has considered leasing additional facilities from time to time when attractive facilities appeared to be available to accommodate the consolidation of certain operations and to meet future expansion plans.

Item 3.       Legal Proceedings.
              -----------------

              On April 21, 1993, the United States Food and Drug Administration ("FDA") seized certain in-process and finished solid-dosage form drugs which represented most of the products manufactured by KV pending an audit of these products and the Company's facilities to determine proper "current Good Manufacturing Practices" (cGMP) compliance. The seizure did not include non-drug type products, liquids, creams and ointments.

              On June 14, 1993, a consent decree agreement was executed between the Company and the FDA which requires the Company to engage cGMP experts who will certify that the seized products were manufactured in conformity with cGMP and that KV facilities are operated in compliance with cGMP. Beginning in May, 1993, the Company was allowed to continue manufacturing seized products that were in-process in order that shipments could take place upon submission and FDA acceptance of the independent expert's certifications. The Consent Decree agreement was subsequently amended and certain deadlines extended on December 13, 1993 and April 6, 1994. As of June 9, 1994, substantially all solid dosage form drug product batches seized in April, 1993 have been released to the Company for distribution. In addition, after FDA review under the consent decree provisions, the Company has been authorized to ship newly manufactured batches of a number of products and is continuing to pursue such authorization for additional products. The cGMP certification of the Company's facilities required by the consent decree was completed by an independent expert, which was preliminary to an inspection to be performed by the FDA. Management believes that the Company can operate satisfactorily under the agreement and does not anticipate any material long-term adverse effects.

              On April 6, 1995, the Company entered into a plea agreement with the U.S. Department of Justice under which the Company agreed to plead guilty to (1) two misdemeanor violations of the Federal Food, Drug and Cosmetic Act involving the failure to file certain required reports with the FDA in 1991 with respect to two lots of an erythromycin oral suspension product previously manufactured by the Company and (2) two misdemeanor counts involving the shipment of two lots of the same product, inappropriately labeled as to their shelf life. Under the plea agreement, the Company has agreed to pay a fine of $500,000 and costs of $100,000 in installments of $75,000 every six months over 3 1/2 years, beginning at the time of sentencing which is scheduled for July 17, 1995. The Company and its counsel believe the likelihood is remote that additional fines or punishments will be levied against the Company beyond that provided in the plea agreement.

Item 4.       Submission of Matters to a Vote of Security Holders.
              ---------------------------------------------------

              Not applicable.

Item 4(a).    Executive Officers of the Registrant.<F1>
              ------------------------------------

              The following is a list of the current executive officers of the Company, their ages, their positions with the Company and their principal occupations for at least the past five years.

      NAME                   POSITION HELD AND PAST EXPERIENCE          AGE
      ----                   ---------------------------------          ---
Victor M. Hermelin     Director, Chairman of the Board and Treasurer    81
                       of the Company. <F2>

Marc S. Hermelin       Director and Vice-Chairman of the Board          53
                       since February 1994.  Director, Vice-Chairman
                       of the Board and Chief Executive Officer 1975
                       to February 1994 and interim CEO since
                       December 1994. <F2>

Alan G. Johnson        Director, Secretary.  Attorney at Law            60
                       and Member in the law firm of
                       Gallop, Johnson & Neuman, L.C. since 1976;
                       Director of MRL, Inc.; Siboney Corporation;
                       Triax Communications Corporation; and
                       NationsMart Corporation.

Raymond F. Chiostri    Vice President of KV since 1986 and Group        61
                       President and Chief Executive Officer of
                       Particle Dynamics, Inc. since 1995.  President-
                       Pharmaceutical Division of KV 1986 to 1995.
                       President and Chief Operating Officer
                       of Inolex Chemical Company and President -
                       Protein and Personal Care Division of Inolex
                       from l982 through 1986.

Gerald R. Mitchell     Vice President - Finance since 1981.             56
                       Vice President - Finance and Chief Financial
                       Officer, Tubular Steel, Inc., a distributor of
                       tubular steel products from 1975 to 1981.

Mitchell I. Kirschner  Vice President - New Business Development        49
                       of KV since August 1989 and Pharmaceutical
                       Division Vice President of New Business
                       Development since 1983.  <F2>

              The term of office for each executive officer of the Company expires at the next annual meeting of the directors or at such time as his successor has been elected and qualified.

- ------------
<F1>This information is included in Part I as a separate item in accordance with Instruction 3 to Item 401(b) of Regulation S-K and General Instruction G to Form 10-K.



<F2>Victor M. Hermelin is the father of Marc S. Hermelin and father-in-
    law of Mitchell I. Kirschner.

                                PART II


Item 5.   Market for the Company's Common Stock and Related Security
          ----------------------------------------------------------
          Holder Matters.
          --------------

          (a)    Principal Market.
                 ----------------

                 The Company's Class A Common Stock and Class B
                 Common Stock are traded on the American Stock
                 Exchange under the symbols KV.A and KV.B, respectively.

          (b)    Stock Price and Dividend Information.
                 ------------------------------------

                 High and low closing sales prices on the American
                 Stock Exchange of the Company's Class A and Class B
                 Common Stock during each quarter of fiscal 1995 and 1994 were as follows:

CLASS A COMMON STOCK
- --------------------
                      FISCAL 1995                   FISCAL 1994
                      -----------                   -----------
QUARTER               High     Low                  High     Low
- -------               ----     ---                  ----     ---
First                 9 3/8   7 1/4                 9 5/8   7 1/4
Second                9 1/4   6 1/2                12 1/4   8
Third                 8       4 3/8                10 3/8   8 3/8
Fourth                7 1/2   5 1/8                11 1/4   8 3/4

CLASS B COMMON STOCK
- --------------------
                      FISCAL 1995                   FISCAL 1994
                      -----------                   -----------
QUARTER               High     Low                  High     Low
- -------               ----     ---                  ----     ---
First                 9 1/8   7 3/8                10       7 1/8
Second                9 1/4   6 1/2                12       8
Third                 7 7/8   4 5/8                10 1/4   8 1/2
Fourth                7 1/2   5 1/4                11 1/2   8 7/8

                 During the period following the seizure action initiated by the FDA (see Item 3) from April 22, 1993 to June 16, 1993, trading in the Company's Class A Common Stock and Class B Common Stock was suspended by the American Stock Exchange.

                 No cash dividends were paid on the Company's Class
A Common Stock or Class B Common Stock in fiscal 1995 or 1994. See Note 3 to the Financial Statements regarding limitations on the payment of dividends.

          (c)    Approximate Number of Holders of Common Stock.
                 ---------------------------------------------

                 The number of holders of record of the Company's
Class A and Class B Common Stock as of June 13, 1995 was 809 and 749, respectively (not separately counting shareholders whose shares are held in "nominee" or "street" names, which are estimated to represent approximately 4,000 additional shareholders for each class of common stock).

Item 6.   Selected Financial Data.
          -----------------------

                                                Years Ended March 31,
                      ------------------------------------------------------------------------


                         1995            1994           1993           1992           1991
                         ----            ----           ----           ----           ----
Revenues              $39,742,554     $38,170,568    $43,495,896    $42,018,606    $35,120,343

Net (loss)
  income <Fd>          (5,374,801)     (8,181,294)     1,055,252         89,859     (1,235,232)


Total assets <Fd>      29,027,782      31,802,160     39,330,944     33,653,360     32,497,053

Long-term debt
  and other            12,152,509      13,322,760     11,885,879      9,039,867     13,778,396

Shareholders'
   equity <Fd>          9,974,182      13,343,019     21,630,713     20,993,175     15,095,696

Net (loss)
  income per
  common share
  <Fa> <Fb> <Fc> <Fd>       (.52)           (.78)           .06           (.05)          (.21)


NOTES:
- -----

<Fa> After deducting preferred dividends of $421,750 or $.04 per common share in 1995, 1994 and 1993, $593,696 or $.06 per common share in 1992 and $765,643 or $.08 per common share in 1991.

<Fb> Retroactively restated to reflect the stock distribution on
     December 27, 1991 of one share of Class A Common Stock for each share of Class A or Class B Common Stock issued as of December 2, 1991.

<Fc> There were no cash dividends paid on any shares of common stock during the five years ended March 31, 1995.

<Fd> Fiscal years 1991 and 1992 have been restated to reflect the effect of the accounting change made in 1993 of valuing inventories from the last-in, first-out (LIFO) method to the first-in, first-out
     (FIFO) method.

Item 7.   Management's Discussion and Analysis of Liquidity, Capital
          ----------------------------------------------------------
          Resources and Results of Operations.
          -----------------------------------

          (a)  Liquidity and Capital Resources.
               -------------------------------

          Fiscal years 1995, 1994 and 1993.

               The working capital, quick ratio, profitability and leverage ratios set forth below are measures of the Company's liquidity.

          1.   Working capital ratio:
               ---------------------
                                                  As of March 31,
                                        -----------------------------------

                                        1995           1994            1993
                                        ----           ----            ----
Working capital ratio (current           2.3            3.4             4.3
  assets to current liabilities)        to 1           to 1            to 1

Quick ratio (cash and cash
  equivalents and receivables            1.3            1.4             2.4
  to current liabilities)               to 1           to 1            to 1

               At March 31, 1995, working capital decreased $3,227,357 (27%) from 1994, while cash and cash equivalents increased $568,731.
Net cash provided by operating activities of $410,506 includes an increase in accounts receivable of $1,181,549 (18%) relating principally to the increasing sales volume being experienced by ETHEX Corporation and a decrease in inventories of $3,180,975 (33%), related to increased sales volume of ETHEX Corporation in the last half of the year and inventory writedowns on materials related to contract manufacturing products the Company no longer intends to pursue. Fiscal 1995 non-cash items totaling $1,961,975 and a net increase in operating assets and liabilities, which reflects a $901,816 non-cash conversion of accounts payable to vendor notes described in Note 1c to the Financial Statements, more than offset the net loss. Investing activities reflected capital expenditures of approximately $300,000 which were provided for through increased borrowings. Financing activities reflected a net decrease in borrowings of $1,198,000 which reduction was made from the proceeds of a capital infusion of approximately $2,006,000, received from the sale of 375,000 shares of Class A Common Stock described in Note 3 to the Financial Statements. At the end of fiscal 1995, the Company's "quick assets" (cash and cash equivalents and accounts receivable) increased $1,750,280 (24%) from the prior year while current liabilities increased $1,764,710 (34%), resulting in a "quick ratio" of 1.3 to 1 as compared to 1.4 to 1 at the end of 1994. Working capital at the end of fiscal 1994 reflected decreases in cash, receivables and inventories related to the loss for the year which was attributable to lower sales levels and higher costs associated with the FDA seizure action.

               The Company's cash and cash equivalents on hand at March 31, 1995 were $1,075,713. On May 8, 1995, the Company refinanced its prior revolving loan agreement (that consisted of an $8,925,000 line of credit and an approximate $4,800,000 letter of credit facility) with a new three-year credit facility aggregating $17,500,000 described in Note 4 to the Financial Statements. The Company believes that the new financing in place, combined with the $2 million capital infusion in fiscal 1995 and the revenue growth from the introduction of new ETHEX products, will be sufficient to meet the Company's short-term needs. The Company's capital equipment commitments at year-end totaled approximately $70,000. As part of its new credit facility, the Company has available $1,500,000 to finance new capital expenditures.

          2.   Profitability ratios:
               --------------------
                                                           Year Ended March 31,
                                                   ----------------------------------
                                                   1995           1994           1993
                                                   ----           ----           ----
Return [income (loss) before interest
  and taxes] on revenues                          (10.3%)        (19.2%)         4.2%

Return [income (loss) before interest
  and taxes] on average equity                    (35.2%)        (41.9%)         8.5%

Net return [after interest and
  taxes] on average equity                        (46.1%)        (46.8%)         5.0%

               During fiscal 1995, the Company recorded a net loss of $5,374,801 compared to a loss of $8,181,294 for fiscal 1994, an improvement of $2,806,493. The operating results for 1995 improved from 1994 due to increased revenues on higher margin products related to KV's ETHEX subsidiary sales of new and existing products. Gross margins for products marketed by ETHEX averaged 60% during fiscal 1995. Margin increased $3,064,000, although provisions of approximately $980,000 were made to writedown inventories primarily associated with the contract manufacturing services business the Company does not intend to pursue. Improved margins are the result of the impact of the more favorable product mix of high margin ETHEX product revenues replacing the low margin contract manufacturing revenues. The effect of the increased sales and margins for new and existing ETHEX products and a decrease in research and development costs of $1,080,408 were partially offset by
(1) increased selling and administrative expenses of $53,047, (2) increased interest and amortization expenses of $685,148, and (3) the $600,000 litigation settlement described in Note 6 to the Financial Statements.

               During fiscal 1994, the Company recorded a net loss of $8,181,294 compared to a profit of $1,055,252 for fiscal 1993, a reduction of $9,236,546. The net loss was due to: (1) a 12% ($5,325,000) decrease in fiscal 1994 sales volume primarily related to the FDA seizure action and suspension of shipments during the first quarter of fiscal 1994 (see Note 6 to the Financial Statements). Manufacturing costs remained relatively the same for both years due to production inefficiencies associated with the lower volumes, increased material prices, continuing fixed costs and technical support services, combined with additional testing in the manufacturing process related to the release of seized products. The combined effect of the lower revenues and relatively constant costs resulted in a decrease in margin contribution between the years of approximately $5,014,000; (2) a 9% ($472,000) increase in research and development costs; and, (3) an 18% increase ($1,850,000) in selling and administrative expenses due to professional, legal and related expenses ($1,152,000) associated with the seizure action and increased selling and marketing expenses associated with Particle Dynamics.

               The losses for fiscal 1995 and 1994 compared to fiscal 1993 resulted in a negative return before interest and taxes on both revenues and average equity for fiscal 1995 and 1994 and a negative net return on revenues compared to the prior fiscal year.

          3.   Leverage ratios:
               ---------------
                                                         Year Ended March 31,
                                                  ----------------------------------
                                                  1995           1994           1993
                                                  ----           ----           ----
Debt to debt-plus-equity                          .58            .50            .37
                                                  to 1           to 1           to 1

Total liabilities to equity                       1.91           1.38            .82
                                                  to 1           to 1           to 1

               For fiscal 1995, the debt to debt-plus-equity ratio and total liabilities to equity increased because of the impact of the net loss for the year, which was partially offset by the $2 million capital infusion from the sale of Class A Common Stock.

               For fiscal 1994, the debt to debt-plus-equity ratio and total liabilities to equity increased, primarily due to the impact of the 1994 loss on shareholders' equity and an increase in borrowing of $1,250,000 against the revolving line-of-credit facility available to the Company.

     (b)  Results of Operations.
          ---------------------

          1.   Revenues:
               --------

               Consolidated revenues in fiscal 1995 were $39,742,554 an increase of $1,571,986 or 4% from fiscal 1994, compared with a 12% decrease in 1994 from the prior year. The 1995 increase in revenues is related to the increase in existing ETHEX products and the additional sales from the introduction of ten new ETHEX products during the year, primarily related to the cardiovascular, cough/cold and prenatal vitamin markets. ETHEX revenues accounted for 63% of consolidated revenues in 1995 as compared to 35% for fiscal 1994. ETHEX revenue increases more than offset reduced contract manufacturing sales resulting from the Company's decision to de-emphasize lower margin contract manufacturing products to focus on development and introduction of the higher margin ETHEX products. Particle Dynamics experienced an 11% decrease in revenues in fiscal 1995 of $882,343 as a result of softness in vitamin markets. Revenues in fiscal 1995 for ETHEX increased 84%, or $11,406,949. The launching of ten new ETHEX products resulted in ETHEX revenues for the second half of the year being 160% of its first six months revenues and consolidated revenues being 145% of the first six months revenues. Consolidated revenues in fiscal 1994 were $38,170,568 down $5,325,328 or 12% from fiscal 1993, compared with a 4% increase in 1993 over the prior year. The 1994 decrease was primarily the result of sales volume decreases in KV contract services resulting from the FDA seizure action and temporary suspension of shipments of most of the products manufactured by KV (see Note 6 to the Financial Statements). Substantially all the products affected by the FDA seizure action had been released as of June 9, 1994, however, delays in the release of certain products adversely affected the volume of sales to customers, as compared to 1993 volume in both KV contract services and ETHEX. ETHEX offset some of this volume loss in existing products through the introduction of two additional products in October, 1993 - Prenatal MR 90 Fe(TM) in the vitamin category and Histinex DM(TM) in the liquid cough/cold category. Particle Dynamics experienced 28% revenue growth in 1994 over fiscal 1993 through the expansion of its existing product line and two additional raw material technology lines vitamin products.

          2.   Costs and Expenses:
               ------------------

               Manufacturing costs were 66%, 72% and 64% of revenues for fiscal years 1995, 1994 and 1993, respectively.
Fiscal 1995 manufacturing costs decreased as a percent of revenues and also compared to the prior year. A significant improvement in product mix occurred as ETHEX sales increased from 35% to 63% of total revenues. While normal manufacturing costs were reduced related to certain production and laboratory areas, these savings were more than offset by product testing and validation related to new ETHEX products and existing products and the writedown of inventories of materials associated with low margin contract manufacturing products which the Company does not intend to pursue due to the focus on additional new ETHEX product introductions. Fiscal 1994 manufacturing costs as a percent of net sales increased over the prior year's costs due to decreased sales volume, related production inefficiencies, increased material prices and continuing fixed costs, combined with larger than expected physical inventory adjustments and additional laboratory testing in the manufacturing process related to the release of seized products.

               The additional laboratory testing incurred in fiscal 1994 in connection with the FDA seizure action is considered by the Company as a one-time expense and does not reflect any requirement of increased manufacturing costs associated with ongoing process/product validation. The Company does not anticipate material additional costs to be incurred in this area or other areas resulting from the FDA seizure action once compliance with the terms of the consent decree has been completed. The Company made substantial capital expenditures on improved laboratory and production equipment prior to the seizure action. The consent decree did not require the adoption of any material specific program or modification of any manufacturing equipment or any other material specific corrective action or programs other than the certification of products to be shipped and the certification of the Company's facilities. The certifications necessary for the release of seized products had been substantially completed as of June 9, 1994. The cGMP certification of the Company's facilities required by the consent decree was completed by an independent expert in June 1993.

               The Company's records do not distinguish between the one-time costs incurred by the Company for the staffing of the Company's laboratory facilities at above-normal levels in connection with the product certification procedures embodied in the consent decree from the ongoing costs of laboratory improvements and procedures initiated by the Company prior or subsequent to the seizure action. However, the Company estimates that such one-time laboratory costs approximated $65,000 and $480,000, respectively for fiscal 1995 and 1994 and that other professional, legal and related expenses in connection with the FDA action included in selling and administrative expenses were approximately $1,010,000 and $1,152,000 for the same periods, respectively.

               During fiscal 1995, research and development costs were $4,524,956, a decrease of 19% from the prior year, primarily due to reduced materials and supplies utilized. As a percent of net sales, these costs increased from 12% in 1993 to 15% in 1994 and decreased to 11% in 1995. Research and development expenses were $5,605,364 in fiscal 1994 and $5,133,288 in fiscal 1993. These costs are linked directly to the expansion of the Company's drug delivery technologies, product validations and new drug development. The Company expects these expenditures to continue related to new proprietary ETHEX products.

               In 1995, selling and administrative expenses increased $53,047 to $11,978,564. The increase was related primarily to increased selling and marketing costs due to increased marketing programs within ETHEX, which were partially offset by reduced selling costs in contract services and Particle Dynamics. In 1994, selling and administrative expenses increased $1,850,000 (18%) to $11,925,517. The increase was related primarily to the other professional, legal and related expenses referred to above and increased selling and marketing costs primarily due to increased marketing programs within Particle Dynamics.

               In fiscal 1995 and 1994, interest expense increased approximately $424,000 (50%) to $1,276,000 and $157,000 (23%) to
$852,062, respectively, primarily due to increased average levels of borrowings and significantly higher interest rates charged by the Company's former lender.

          3.   Income Taxes:
               ------------

               In fiscal 1995 and 1994, the Company had no provision for income taxes because of the Company's net operating loss carryforward position. In fiscal 1993, the Company had a current provision for income taxes of $60,000 based on the alternative minimum tax. (See Note 5 to Financial Statements).

          4.   Inflation and Changing Trends:
               -----------------------------

               Although the Company generally has been able to pass along to its customers at least a portion of cost increases in labor, manufacturing and raw material costs under its agreements, in certain instances no increases have been effected due to market conditions. It is not meaningful to compare changing prices over the past three years because the products, product formulas, product mix and sources of raw materials have varied substantially.

               The Company is continuing to transition its revenue base from one based on lower margin, highly competitive, short-term contract manufacturing to one based on higher margin, technology distinguished generic products, which it is focusing on marketing through ETHEX Corporation, as well as advanced technology drug delivery products to be marketed and co-marketed under long-term marketing agreements and ventures. These advanced technology products (Improved Drug Entities(TM)) are the subject of a number of long-term business arrangements and have differentiated and improved benefits derived from KV's drug delivery system technologies. For the most part, these products can be produced with existing manufacturing processes. The Company expects to continue a relatively high level of expenditures and investment for research, clinical and regulatory efforts relating to development and commercialization of proprietary new products and Improved Drug Entities(TM) and their approval for marketing.

               The Company has and is continuing to implement strategies to introduce additional products through its ETHEX subsidiary and de-emphasize contract services. This move to directly market its own technology distinguished generics has allowed the Company to rely less upon the dependence of its pharmaceutical marketing clients for growth and to shift its revenue growth internally, principally through ETHEX Corporation and the Company's licensing activities. During fiscal 1995, ETHEX introduced ten new products and it plans to launch a similar number in fiscal 1996. Management believes funds generated from operating activities, increasing availability from the new credit facility due to sales growth being experienced by ETHEX and existing cash are expected to be adequate to fund the Company's requirements for the coming years.

               Management believes that the Company is operating satisfactorily under the consent decree entered into with the FDA in June, 1993 and that the Company will continue to do so.

Item 8.        Financial Statements and Supplementary Data.
               -------------------------------------------

                   REPORT OF INDEPENDENT ACCOUNTANTS
                          -------------------




To the Board of Directors and Shareholders of KV Pharmaceutical Company:




     We have audited the consolidated financial statements of KV Pharmaceutical Company and Subsidiaries listed in Item 14(a) of this Form 10-K. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of KV Pharmaceutical Company and Subsidiaries as of March 31, 1995 and 1994, and the consolidated results of their operations and their cash flows for each of the three years in the period ended March 31, 1995, in conformity with generally accepted accounting principles.

                             /s/ COOPERS & LYBRAND L.L.P.


                             COOPERS & LYBRAND L.L.P.




St. Louis, Missouri
June 28, 1995

                           KV PHARMACEUTICAL COMPANY AND SUBSIDIARIES
                                   CONSOLIDATED BALANCE SHEETS
                                     March 31, 1995 and 1994

ASSETS                                               1995                1994
- ------                                               ----                ----
Current Assets:
Cash and cash equivalents                       $ 1,075,713         $   506,982
Receivables, net                                  7,893,585           6,712,036
Inventories, net                                  6,591,587           9,772,562
Prepaid and other assets                            266,951             298,903
                                                -----------         -----------
  Total Current Assets                           15,827,836          17,290,483
                                                -----------         -----------


Property and equipment                           19,995,369          19,761,593
Less accumulated depreciation and
  amortization                                  (11,827,495)        (10,668,201)
                                                -----------         -----------
Net Property and Equipment                        8,167,874           9,093,392
                                                -----------         -----------

Deferred Improved Drug Entities(TM)               2,962,827           3,533,716
Goodwill and other assets                         2,069,245           1,884,569
                                                -----------         -----------

TOTAL ASSETS                                    $29,027,782         $31,802,160
                                                ===========         ===========

LIABILITIES
- -----------
Current Liabilities:
Current maturities of long-term debt            $ 1,814,682         $   365,119
Accounts payable                                  2,565,247           3,387,867
Accrued liabilities                               2,521,162           1,383,395
                                                -----------         -----------
  Total Current Liabilities                       6,901,091           5,136,381

Long-term debt                                   11,233,418          12,978,660
Other long-term liabilities                         919,091             344,100
                                                -----------         -----------
TOTAL LIABILITIES                                19,053,600          18,459,141
                                                -----------         -----------

Commitments and Contingencies

SHAREHOLDERS' EQUITY
- --------------------
Preferred stock, $.01 par value;
  $25.00 stated and liquidation value;
  840,000 shares authorized; issued
  and outstanding-241,000 shares
  in 1995 and 1994                                    2,410               2,410

Class A and Class B common stock, $.01 par
  value; 60,000,000 shares of each authorized;
  Class A-issued 6,762,897 and 6,305,031
  shares in 1995 and 1994                            67,629              63,050
  Class B-issued 4,718,710 and 4,801,086
  shares in 1995 and 1994                            47,187              48,011

Additional paid-in capital                       23,706,723          21,704,514
Retained deficit                                (13,794,814)         (8,420,013)
Less: Treasury stock, 23,746 shares each of
  Class A and Class B common stock, at cost         (54,953)            (54,953)
                                                -----------         -----------

TOTAL SHAREHOLDERS' EQUITY                        9,974,182          13,343,019
                                                -----------         -----------

TOTAL LIABILITIES AND SHAREHOLDERS'
  EQUITY                                        $29,027,782         $31,802,160
                                                ===========         ===========


See accompanying notes to financial statements.

                            KV PHARMACEUTICAL COMPANY AND SUBSIDIARIES
                               CONSOLIDATED STATEMENTS OF OPERATIONS

                         For the Years Ended March 31, 1995, 1994 and 1993


                                           1995          1994            1993
                                           ----          ----            ----
Revenues:

  Net Revenues                         $39,742,554    $38,170,568    $43,495,896



Costs and Expenses:

Manufacturing costs                     26,065,642     27,557,936     27,884,724
Research and development                 4,524,956      5,605,364      5,133,288
Selling and administrative              11,978,564     11,925,517     10,076,219
Interest expense                         1,275,622        852,062        695,238
Amortization of intangible assets          672,571        410,983        342,131
Litigation settlement                      600,000              -     (1,750,956)
                                       -----------   ------------   ------------

Total Costs and Expenses                45,117,355     46,351,862     42,380,644
                                       -----------   ------------   ------------

(Loss) Income before income taxes       (5,374,801)    (8,181,294)     1,115,252


Provision for income taxes                       -              -         60,000
                                       -----------   ------------   ------------

Net (Loss) Income                      $(5,374,801)  $ (8,181,294)  $  1,055,252
                                       ===========   ============   ============



Net (Loss) Income Per Common Share
  (after deducting preferred
  dividends):
  $421,750 in 1995, 1994 and 1993.
                                            $(0.52)        $(0.78)       $ 0.06
                                            ======         ======        ======





See accompanying notes to financial statements.

                                              KV PHARMACEUTICAL COMPANY AND SUBSIDIARIES
                                            CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                           For the Years Ended March 31, 1995, 1994 and 1993

                                                  Class A     Class B     Additional    Retained                      Total
                                      Preferred   Common      Common       Paid-In      Earnings       Treasury   Shareholders'
                                        Stock      Stock       Stock       Capital      (Deficit)       Stock         Equity
                                      ---------   -------     -------     ----------    ---------      --------   -------------

BALANCE AT APRIL 1, 1992              $   2,410   $ 61,734   $  49,163   $22,228,792   $(1,293,971)   $(54,953)    $20,993,175
                                      ---------   --------   ---------   -----------   -----------    --------     -----------
Stock options exercised,
  7,827 shares of each class,
  less 900 shares of each class
  repurchased                                 -         69          69        41,397             -           -          41,535

Cash dividends - preferred stock              -          -           -      (421,750)            -           -        (421,750)
Conversion of Class B shares
  to Class A shares                           -        885        (884)            -             -           -               1

Class A registration costs                    -          -           -       (37,500)            -           -         (37,500)
Net Income for 1993                           -          -           -             -     1,055,252           -       1,055,252
                                      ---------   --------   ---------   -----------  ------------    --------     -----------

BALANCE AT MARCH 31, 1993                 2,410     62,688      48,348    21,810,939      (238,719)    (54,953)     21,630,713
                                      ---------   --------   ---------   -----------  ------------    --------     -----------
Stock options exercised,
  1,365 shares of Class A and
  1,390 shares of Class B, less 100
  shares of each class repurchased            -         12          13         9,557             -           -           9,582

  Cash dividends - preferred stock            -          -           -      (115,982)            -           -        (115,982)
  Conversion of Class B shares
    to Class A shares                         -        350        (350)            -             -           -               -

  Net Loss for 1994                           -          -            -            -    (8,181,294)          -      (8,181,294)
                                      ---------   --------   ---------   -----------  ------------    --------     -----------

BALANCE AT MARCH 31, 1994                 2,410     63,050      48,011    21,704,514    (8,420,013)    (54,953)     13,343,019
                                      ---------   --------   ---------   -----------  ------------    --------     -----------
Stock options exercised,
  420 shares of Class A and
  370 shares of Class B, less 150
  shares of each class repurchased            -          3           2          (239)            -           -            (234)
  Sale of 375,000 shares of Class A           -      3,750           -     2,002,448             -           -       2,006,198
  Conversion of Class B shares
    to Class A shares                         -        826        (826)            -             -           -               -

  Net Loss for 1995                           -          -            -            -    (5,374,801)          -      (5,374,801)
                                      ---------   --------   ----------  -----------  ------------    --------     -----------
  BALANCE AT MARCH 31, 1995           $   2,410   $ 67,629   $   47,187  $23,706,723  $(13,794,814)   $(54,953)    $ 9,974,182
                                      =========   ========   ==========  ===========  ============    ========     ===========


See accompanying notes to financial statements.

                            KV PHARMACEUTICAL COMPANY AND SUBSIDIARIES
                               CONSOLIDATED STATEMENTS OF CASH FLOWS

                         For the Years Ended March 31, 1995, 1994 and 1993

                                                       1995           1994           1993
                                                       ----           ----           ----
OPERATING ACTIVITIES

Net (Loss) Income                                 $(5,374,801)   $(8,181,294)   $ 1,055,252

Adjustments to reconcile net income (loss)
  to net cash used in operating activities:
  Depreciation, amortization and other
    non-cash charges                                1,961,975      1,577,076      1,476,621

Changes in operating assets and
  liabilities:
  (Increase) decrease in receivables               (1,181,549)     3,920,411     (4,700,755)
  (Increase) decrease in inventories
    and other current assets, net                   3,212,927        490,892     (1,888,680)
  Increase (decrease) in accounts payable
    and accrued liabilities, net                    1,216,963       (152,004)     1,680,403
  Other                                               574,991        132,000        137,100
                                                  -----------    -----------    -----------

NET CASH PROVIDED BY (USED IN)
     OPERATING ACTIVITIES                             410,506     (2,212,919)    (2,240,059)
                                                  -----------    -----------    -----------

INVESTING ACTIVITIES
  Decrease in restricted bond proceeds                      -              -      1,862,942
  Purchase of property and equipment                 (334,404)    (1,349,959)    (3,087,936)
  (Increase) decrease in Deferred
    Improved Drug Entities(TM), net                         -         (7,000)       816,582
  Other, net                                         (315,840)      (151,720)      (120,702)
                                                  -----------    -----------    -----------

NET CASH (USED IN) PROVIDED BY
     INVESTING ACTIVITIES                            (650,244)    (1,508,679)      (529,114)
                                                  -----------    -----------    -----------

FINANCING ACTIVITIES
  Proceeds from credit facilities                   6,086,046     15,700,000      9,612,000
  Repayment of credit facilities                   (6,800,000)   (14,450,000)    (6,012,000)
  Principal payments on long-term debt               (483,541)      (471,086)      (377,460)
  Proceeds from sale of common stock                2,006,198              -              -
  Exercise (repurchase) of common stock options          (234)         9,582         41,535
  Dividends paid on preferred stock                         -       (115,982)      (421,750)
  Other                                                     -              -        (37,500)
                                                  -----------    -----------    -----------

NET CASH PROVIDED BY
  FINANCING ACTIVITIES                                808,469        672,514      2,804,825
                                                  -----------    -----------    -----------

INCREASE (DECREASE) IN CASH AND
     CASH EQUIVALENTS                                 568,731     (3,049,084)        35,652

CASH AND CASH EQUIVALENTS AT
     BEGINNING OF YEAR                                506,982      3,556,066      3,520,414
                                                  -----------    -----------    -----------

CASH AND CASH EQUIVALENTS AT
     END OF YEAR                                  $ 1,075,713    $   506,982    $ 3,556,066
                                                  ===========    ===========    ===========




See accompanying notes to financial statements.

                     NOTES TO FINANCIAL STATEMENTS
                     -----------------------------

1.   Summary of Significant Accounting Policies.
     ------------------------------------------

     a.    Principles of Consolidation:
           ---------------------------

           The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All material intercompany accounts and transactions have been eliminated in consolidation.

     b.    Revenue Recognition:
           -------------------

           The Company recognizes revenue from product sales upon shipment to the customer. The Company also enters into long-term agreements under which it assigns marketing rights for products it develops for pharmaceutical marketers and recognizes royalties or other payments as specified in the agreements as they are earned.

     c.    Statement of Cash Flows:
           -----------------------

           Cash equivalents consist of highly liquid instruments that have an original maturity of three months or less.

           During the year ended March 31, 1995, the Company converted accounts payable of approximately $902,000 into notes payable to vendors in a non-cash financing transaction. See Note 4.

     d.      Receivables:
             -----------

           Accounts receivable are stated less an allowance for doubtful accounts of approximately $174,000 and $154,000 in 1995 and 1994, respectively. The Company's receivables are primarily derived from companies in the pharmaceutical industry. As of March 31, 1995, a single company's account receivable balance represented approximately 17% of consolidated accounts receivable. No concentration existed with one company or any group of companies as of March 31, 1994.

     e.      Inventories:
             -----------

             Inventories are priced at cost, determined on the first-in, first-out (FIFO) method or market, whichever is lower. Inventories as of March 31 consist of the following:

                              1995            1994
                              ----            ----

      Finished goods      $ 2,679,277     $ 3,701,765
      Work-in-process       3,491,829       3,194,283
      Raw materials         2,330,190       3,859,458
                          -----------     -----------
                            8,501,296      10,755,506
      Reserves             (1,909,709)       (982,944)
                          -----------     -----------
                          $ 6,591,587     $ 9,772,562
                          ===========     ===========

             Physical inventory adjustments and provisions to writedown certain inventories primarily associated with the contract manufacturing services business the Company does not intend to pursue approximated $1,260,000 in the fourth quarter of 1995.

         f.      Property and Equipment:
                 ----------------------

                 Property and equipment, at cost, as of March 31 consists of:

                                         1995              1994
                                         ----              ----

    Land and improvements            $   499,567       $   499,567
    Building and building
      improvements                     3,429,702         3,405,257
    Machinery and equipment           10,866,048        10,474,928
    Office furniture and equipment     2,919,001         2,433,026
    Leasehold improvements             2,257,834         2,204,169
    Construction-in-progress              23,217           744,646
                                     -----------       -----------
                                      19,995,369        19,761,593

    Less accumulated depreciation
      and amortization               (11,827,495)      (10,668,201)
                                     -----------       -----------
    Net property and equipment       $ 8,167,874       $ 9,093,392
                                     ===========       ===========

                 Depreciation of property and equipment is computed based on estimated useful lives using the straight-line method and amounted to $1,259,922, $1,141,128 and $948,349 in 1995, 1994 and 1993,
respectively.

                 The rates used to compute depreciation and amortization were as follows:

                 Building                                             4%
                 Building improvements                               10%
                 Machinery and equipment                    10 - 33 1/3%
                 Leasehold improvements          Lease life plus renewal
                                                    period - minimum 10%
                 Office furniture and equipment                      10%

                 Repairs and maintenance expense for the years ended March 31, 1995, 1994 and 1993 amounted to approximately $360,000,
$503,000 and $630,000, respectively.

        g.        Other Assets:
                  -------------

                  Deferred Improved Drug Entities(TM) represent incremental outside clinical expenditures related to the application of KV technologies to off-patent and patented drugs. Customer reimbursements of these expenditures are applied on a specific identification basis, otherwise these expenditures are amortized over a period not to exceed ten years. Products which the Company determines not to be marketable are expensed at the time of such determination. Amortization and other charges associated with these expenditures amounted to $570,900, $354,854 and $1,335,666 (principally related to a litigation reimbursement, see Note 6) in 1995, 1994 and 1993, respectively.

                   Other assets primarily include goodwill, deferred financing charges, cash surrender value of life insurance, trademarks and patents. As of March 31, 1995 and 1994, the unamortized excess of purchase price over net assets acquired, which is net of accumulated amortization of $1,194,290 and $1,138,882, respectively, was $944,278 and $999,678, respectively, and is being amortized over a 40-year period at $55,400 per year. All other deferred charges are being amortized over periods varying from five to seventeen years. Amortization of such other deferrals amounted to $75,749, $25,694 and $53,686 in 1995, 1994 and 1993, respectively.

        h.         Accrued Liabilities:
                   -------------------

                   Accrued liabilities as of March 31, consist of the following:

                                           1995            1994
                                           ----            ----

                   Salaries and wages  $  594,331      $  234,350
                   Interest               128,397         273,356
                   Rebates                979,446         282,205
                   Other                  818,988         593,484
                                       ----------      ----------
                                       $2,521,162      $1,383,395
                                       ==========      ==========

        i.         Earnings Per Share:
                   ------------------

                   Net (loss) income per common share is computed by dividing net (loss) income plus/less preferred dividends by the weighted average number of common shares and common share equivalents (if dilutive) outstanding during the period. Common share equivalents consist of those common shares that would be issued upon the exercise of outstanding stock options. The weighted average number of shares used in the computations were 11,178,495, 11,055,196 and 11,483,149 in
1995, 1994 and 1993, respectively.  Primary and fully-diluted income
(loss) per share are the same for each of the years presented.

        j.         Income Tax:
                   ----------

                   The Company adopted Statement of Financial
Accounting Standards No. 109, Accounting for Income Taxes (SFAS 109)
                              ---------------------------
effective April 1, 1993. Under SFAS 109, deferred income taxes are recognized for the tax consequences in future years of temporary differences between the tax basis of assets and liabilities and their financial reporting amounts at each year-end based on enacted tax laws and statutory tax rates applicable to the periods in which the temporary differences are expected to affect taxable income. These temporary differences relate primarily to depreciation, inventory obsolescence reserve, deferred compensation, net operating loss carryforward and the research and development credit.

                  Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

        k.         Reclassifications:
                   -----------------

                   Certain amounts of the prior years' financial statements have been reclassified to conform to the current year presentation.

2.                 Change in Accounting.
                   --------------------

                   During fiscal 1993, the Company changed its method of valuing its inventories from the last-in, first-out (LIFO) method to the first-in, first-out (FIFO) method. The change was made because the Company has begun to realize and expects to continue to experience cost reductions as a result of technological improvements in its manufacturing processes and from bringing certain production in-house. This change in accounting method was applied retroactively and financial information was restated to apply the FIFO method to all periods. Net income for 1993 was increased by $341,997 or $.03 per share, after preferred dividends, as a result of this change.

3.                 Equity Transactions.
                   -------------------

                   As of March 31, 1995, the Company has outstanding 241,000 shares of 7% Cumulative Convertible preferred stock (par value $.01 per share) at a stated value of $25 per share. The preferred stock is non-voting with dividends payable quarterly. The preferred stock is redeemable at 102% and 101% of its stated value during the fiscal years ending March 31, 1995 and 1996, respectively, and thereafter at 100%. Each share of preferred stock is convertible into Class A Common Stock at a conversion price of $20 per share. The preferred stock has a liquidation preference of $25 per share plus all accrued but unpaid dividends prior to any liquidation distributions to holders of Class A or Class B Common Stock. The Company declared and paid dividends on preferred stock for certain quarters in fiscal 1994. Undeclared and unaccrued cumulative preferred dividends at March 31, 1995 and 1994 were $1,465,581 and $1,043,831, respectively.

                   Holders of Class A Common Stock are entitled to receive dividends per share equal to 120% of the dividends per share paid on the Class B Common Stock and have one-twentieth vote per share. No dividends may be paid on Class A or Class B Common Stock unless all dividends on the convertible preferred stock have been declared and paid.

                   Under the terms of the Company's current Credit Agreement (see Note 4), the Company is restricted from declaring and paying any dividends, except in stock, on its Class A and B Common Stock. Additionally, the Company may pay dividends from net income for any fiscal quarter on its preferred stock in an amount not to exceed fifty percent of such net income or $105,438, whichever is less, on a non-cumulative basis. Payment of dividends may also be restricted under Delaware Corporation law.

                   Between November, 1994 and March, 1995, the Company entered into agreements under which it sold 375,000 shares of Class A Common Stock (par value $.01 per share) with proceeds aggregating approximately $2,006,000, net of issuance costs of approximately $134,000.

4.                 Long-Term Debt.
                   --------------

                   Long-term debt at March 31, 1995, classified to reflect a refinancing completed subsequent to that date (discussed below), and 1994 consists of the following:

                                                           1995            1994
                                                           ----            ----

        Revolving credit line                          $ 2,175,000     $ 9,650,000
        Term loan agreement                              6,750,000               -
        Industrial revenue bond                          3,130,000       3,565,000
        Capital leases and other notes payable             993,100         128,779
                                                       -----------     -----------
        Total                                           13,048,100      13,343,779

        Less current portion                             1,814,682         365,119
                                                       -----------     -----------
        Long-term debt                                 $11,233,418     $12,978,660
                                                       ===========     ===========

                   On May 8, 1995, the Company replaced its prior revolving loan agreement, which consisted of a line of credit of approximately $8,925,000 and letter of credit facility of approximately $4,800,000, with a new credit facility aggregating $17,500,000. The new loan agreement is for an initial three-year term, until May, 1998, with automatic one-year renewals thereafter unless either party gives notice of intent not to renew. The agreement provides for (1) a revolving credit line up to a maximum of $17,500,000, subject to collateral coverage requirements on accounts receivable and inventory;
(2) a three-year term loan in the initial amount of $6,750,000, amortizing over six years in equal monthly principal installments of $93,750 and secured by real estate and equipment; and, (3) a letter of credit facility of up to $6,000,000. Under the agreement, the aggregate amount of these facilities cannot exceed $17,500,000 and interest on outstanding indebtedness is charged at 1 1/2 percent in excess of the referenced prime rate (9% at March 31, 1995). The agreement contains covenants including, among other things, maintaining certain operating ratios, working capital, capital expenditure and tangible net worth, as defined, (at least $8 million until March 31, 1996 and $9 million thereafter) levels and restrictions on payment of dividends (see Note 3). The Company has pledged as collateral a security interest in all accounts receivable, inventories, equipment, real estate and intangibles.

                   The industrial revenue bonds, which bear interest at 7.35% per annum mature serially through 2004 and are collateralized by certain property and equipment through a letter of credit.

                   Capital leases and other notes payable include notes payable to vendors of $901,816 at March 31, 1995, which bear interest (10% to 12%) and are payable monthly over the next two years.

                   The maturities of all long-term debt as of March 31, 1995, adjusted to reflect the May 8, 1995 refinancing, for the year ending March 31, 1996 and the four succeeding years are $1,814,682, $1,890,107, $1,450,811, $6,062,500 and $1,830,000, respectively.

                   The Company paid interest of $1,420,581, $818,764 and $678,333 during the years ended March 31, 1995, 1994 and 1993, respectively.

5.                 Income Taxes.
                   ------------

                   Effective April 1, 1993, the Company adopted
Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS No. 109"). SFAS 109 requires the tax benefit of net operating losses and income tax credits be reported as an asset to the extent management assesses the utilization of such net operating losses and credits to be more likely than not. Since the realization of tax benefits related to the Company's operating loss carryforward and tax credits is uncertain, a valuation allowance has been recorded to offset the deferred tax asset. The cumulative effect of this change in accounting had no effect on the statement of operations for the year ended March 31, 1994.

                   The provision for income taxes consisted of the following:

                                                         Year Ended March 31
                                             -----------------------------------------
                                                 1995          1994             1993
                                                 ----          ----             ----

             Current income tax
               Federal                       $       -        $     -        $  50,800

               State                                 -              -            9,200
                                             ---------        -------        ---------
                                                     -              -           60,000

             Deferred income taxes                   -              -                -
                                             ---------        -------        ---------

             Provision for income
               taxes                         $       -        $     -        $  60,000
                                             =========        =======        =========

                   Provisions for federal income taxes differ from the amount computed by applying the combined statutory federal income tax rate and effective state tax rate of 38% for 1995, 1994 and 1993 to
(loss) income before tax. The reasons for these differences are as follows:

                                              1995           1994          1993
                                              ----           ----          ----

   Computed income tax (benefit)
     expense at statutory rate            $(2,062,000)   $(3,108,900)    $379,100
   Net operating loss carryforward
     tax effect                             1,791,700      3,065,900     (409,700)
   Alternative minimum tax                          -              -       60,000
   Goodwill amortization, fines
     and other items not
     deductible for tax purposes              270,300         43,000       30,600
                                          -----------    -----------     --------

                                          $         -    $         -     $ 60,000
                                          ===========    ===========     ========


                   Temporary differences between book and tax income arise because the tax effects of transactions are recorded in the year in which they enter into the determination of taxable income. As a result, the book provisions for taxes differ from the actual taxes reported on the income tax returns.

                   As of March 31, 1995 and 1994, the tax effect of temporary differences between the tax basis of assets and liabilities and their financial reporting amount are as follows:

                                               1995                         1994
                                      ------------------------      ----------------------
                                      Current       Noncurrent      Current     Noncurrent
                                      -------       ----------      -------     ----------

Fixed asset basis differences        $      -      $ (953,500)     $      -    $ (800,000)
Reserve for inventory obsolescence    716,500               -       269,800             -
Vacation pay reserve                  142,400               -        57,000             -
Deferred compensation                       -         178,300             -       130,800
Reserve for medical self insurance     38,700               -        47,100             -
Net operating loss                          -       4,206,100             -     3,115,500
Research and development credit             -       1,625,600             -     1,393,800
Minimum tax credit                          -          61,100             -       122,100
Deferred clinical costs                     -         440,300             -       223,400
Other                                 100,800               -        70,700             -
                                     --------      ----------      --------    ----------

                                     $998,400      $5,557,900      $444,600    $4,185,600
                                     ========      ==========      ========    ==========

  The components of deferred taxes are as follows as of March 31, 1995 and 1994:

                                       1995           1994
                                   ------------    -----------

         Deferred tax liability    $  (957,300)    $ (826,200)
         Deferred tax asset          7,513,600      5,456,400
         Valuation allowance        (6,556,300)    (4,630,200)
                                   -----------     ----------
                                   $         -     $        -
                                   ===========     ==========

  The valuation allowance increased by approximately $1,926,100 and $3,289,300 during 1995 and 1994, respectively.

  At March 31, 1995, the Company has the following income tax carryforwards available:

                                                    Expiration
                                                       Dates
                                                       -----
       Regular Tax Operating
         Loss Carryforwards         $11,068,000      2006-2010

       Regular Tax Credit
         Carryforwards
         (Primarily Research &
         Development Credits)         1,635,200      1995-2010

       AMT Credit Carryforwards          61,000              -


6.                 Commitments and Contingencies.
                   -----------------------------

                   Lease Commitments:

                   The Company has noncancelable commitments for rental of office space, plant and warehouse facilities, transportation equipment and other personal property under operating leases. Future minimum lease commitments under all noncancelable operating leases are as follows:

                   1996              $1,133,074
                   1997               1,055,296
                   1998                 784,974
                   1999                 418,017
                   2000                 202,449

                   Total rental expense for the years ended March 31, 1995, 1994 and 1993 was $1,260,026, $1,140,856 and $1,107,514,
respectively.

                   Employment Agreements:

                   The Company has employment agreements with certain officers and key employees which extend for one to five years. These agreements provide for base levels of compensation and in certain instances also provide for incentive bonuses and separation benefits. Also, the agreement with one officer contains provisions for partial salary continuation under certain conditions contingent upon non compete restrictions and providing consulting services to the Company as specified in the agreement. The Company accrued $124,991 and $132,000 for this liability in 1995 and 1994, respectively.

                   Litigation:

                   On April 6, 1995, the Company entered into a plea agreement with the U.S. Department of Justice under which the Company agreed to plead guilty to (1) two misdemeanor violations of the Federal Food, Drug and Cosmetic Act involving the failure to file certain required reports with the FDA in 1991 with respect to two lots of an erythromycin oral suspension product previously manufactured by the Company and (2) two misdemeanor counts involving the shipment of two lots of the same product, inappropriately labeled as to their shelf life. Under the plea agreement, the Company has agreed to pay a fine of $500,000 and costs of $100,000 in installments of $75,000 every six months over 3 1/2 years, beginning at the time of sentencing, scheduled for July 17, 1995. The Company and its counsel believe the likelihood is remote that additional fines or punishments will be levied against the Company beyond that provided in the plea agreement. The Company has recorded the amounts payable in accrued liabilities and other long-term liabilities in the fourth quarter ended March 31, 1995. Related legal costs incurred in the fourth quarter of fiscal 1995 were approximately $335,000.

                   On March 31, 1993, an out-of-court settlement favorable to the Company was reached with Circa Pharmaceuticals, Inc. (formerly Bolar Pharmaceutical Co., Inc. "Bolar"). In 1990, the Company had filed suit against Bolar for breach of contract, misrepresentation, dissolution of joint venture and other relief. The settlement involved, among other things, a $3,000,000 payment to the Company and mutual release of all claims by both parties. The settlement is presented net of unreimbursed clinical expenditures, legal expenses and other costs of $874,455, $227,129 and $147,460, respectively. The $3,000,000 settlement was included in accounts receivable at March 31, 1993 and was collected in full in April, 1993.

                   From time to time the Company becomes involved in various legal matters which it considers to be in the ordinary course of business. While the Company is not presently able to determine the potential liability, if any, related to such matters, the Company believes none of the matters, individually or in the aggregate, will have a material adverse effect on its financial position.

                   Regulatory Activities:

                   The Company has been operating under a Consent Decree (the "Agreement") with the U.S. Food and Drug Administration ("FDA") since June 14, 1993. The Agreement resulted from a seizure action on April 21, 1993, by the FDA, of certain in-process and finished solid-dosage form drugs which represented most of the products manufactured by KV Pharmaceutical Company pending an audit on these products to determine proper current Good Manufacturing Practices ("cGMP") compliance. The seizure did not include raw materials, non-drug type products, liquids, creams and ointments. The Company estimated the value of inventory seized on April 21, 1993 that was included in inventory on hand at March 31, 1993 as being approximately $4,670,000. However, this amount also included unseized raw material components which were to be used in seized or quarantined product lots, since it was not practical to segregate the movement of each raw material component into work-in-process from April 1 to April 21, 1993, the date of the seizure. Beginning in May, 1993, the Company was allowed to continue manufacturing seized products that were in-process.


                   The Consent Decree required the Company to engage cGMP experts to certify that the seized products were manufactured in conformity with cGMP and the Company's facilities are operated in compliance with cGMP. The cGMP certification of the Company's facilities required by the Agreement was completed by an independent expert, which was preliminary to an inspection to be performed by the FDA. The certifications necessary for the release of seized products have been substantially completed. As of June 9, 1994 substantially all inventories had been released. Management believes the Company can operate satisfactorily under the Agreement and does not anticipate any material long-term adverse effects.

7.                 Related Party Transactions.
                   --------------------------

                   A director of the Company is associated with a law firm that rendered various legal services for the Company. The Company paid the firm, in the aggregate, approximately $122,000, $184,000 and $188,000 during fiscal 1995, 1994 and 1993, respectively.

                   In addition, the Company currently leases certain real property from an affiliated partnership of another director of the Company. Lease payments made for this property during the years ended March 31, 1995, 1994 and 1993 totaled approximately $199,000, $214,000 and $210,000, respectively.

8.                 Employee Benefits.
                   -----------------

                   The Company has stock option plans under which options granted qualify as "incentive stock options" under the Internal Revenue Code. Under the plans, options are granted at fair market value and are exercisable in varying amounts over a period of up to ten years from date of grant. In addition, there were non-qualified stock options for 150,000 shares issued in February, 1986 at approximately 33% above the fair market value at the date of grant. These options are exercisable at any time and expire ten years from date of grant. Incentive stock options for 243,415 shares were authorized but not granted as of March 31, 1995. The following summary shows the transactions for the fiscal years 1995, 1994 and 1993 under option arrangements:

                                   Options Outstanding      Options Exercisable
                                   -------------------      -------------------
                                  No. of     Avg. Price    No. of      Avg. Price
                                  Shares     per Share     Shares      per Share
                                  ------     ---------     ------      ---------

Balance, April 1, 1992            729,650       4.71       317,779        4.19
Options granted                    49,900       8.98
Options becoming exercisable                                90,922        4.27
Options exercised                 (15,654)      3.06       (15,654)       3.06
Options canceled                  (65,400)      8.79       (10,455)       7.30
                                 --------                  -------

Balance, March 31, 1993           698,496       4.67       382,592        4.17
Options granted                   130,850       9.03
Options becoming exercisable                                72,025        5.47
Options exercised                  (2,755)      3.71        (2,755)       3.71
Options canceled                  (59,099)      7.23       (13,864)       6.09
                                 --------                  -------

Balance, March 31, 1994           767,492       5.22       437,998        4.33
Options granted                    52,500       6.94
Options becoming exercisable                                64,573        5.13
Options exercised                    (790)      2.65          (790)       2.65
Options canceled                 (126,970)      7.98       (18,980)       6.65
                                 --------                  -------

Balance, March 31, 1995           692,232       4.93       482,801        4.35
                                 ========                  =======

                   The Company has a qualified trusteed profit sharing plan (the "Plan") covering substantially all non-union employees, under which the Company's annual contribution to the Plan, as deter-mined by the Board of Directors, is discretionary. A contribution of $75,000 was accrued in fiscal year 1993. No contribution was made in 1995 and 1994 to the Plan. Effective October 1, 1990, the Plan incorporated features described under Section 401(k) of the Internal Revenue Code. The Company is required to make contributions to the 401(k) investment funds annually in an amount equal to twenty-five percent (25%) of the first 4% of the salary amount contributed by each participant. Contributions to the 401(k) investment funds of approximately $103,000, $77,000 and $71,000 were made in 1995, 1994 and
1993, respectively.

                   The Company contributes to health and medical insurance programs for its non-union and union employees. The Company self insures the first $50,000 of each non-union employee's covered medical claims annually. Expenses related to these programs are charged to operations and totaled approximately $1,375,000, $1,506,000 and $1,342,000 in fiscal 1995, 1994 and 1993, respectively. The Company has recorded approximately $37,000 and $124,000 of accrued health insurance expense reserves as of March 31, 1995 and 1994, respectively, relating to incurred but not reported claims.

 9.                Industry Segments.
                   -----------------

                   The Company operates in one industry segment, "Pharmaceutical Development, Manufacturing and Marketing." During fiscal 1995, 1994 and 1993, no unaffiliated customers accounted for 10% or more of consolidated sales.

Item 9.          Changes in and Disagreements with Accountants on
                 ------------------------------------------------
                 Accounting and Financial Disclosure.
                 -----------------------------------

                   Not Applicable.

                              PART III


Item 10.         Directors and Executive Officers of the Registrant.
                 --------------------------------------------------

                   The information contained under the caption
"INFORMATION CONCERNING NOMINEE AND DIRECTORS CONTINUING IN OFFICE" in the Company's definitive proxy statement to be filed pursuant to Regulation 14(A) for the Company's 1995 annual meeting of shareholders, which involves the election of directors, is incorporated herein by this reference. Also see Item 4(a) of Part I hereof.

Item 11.         Executive Compensation.
                 ----------------------

                   The information contained under the captions
"EXECUTIVE COMPENSATION" and "INFORMATION AS TO STOCK OPTIONS" in the Company's definitive proxy statement to be filed pursuant to Regulation 14(A) for the Company's 1995 annual meeting of shareholders, which involves the election of directors, is incorporated herein by this reference.

Item 12.         Security Ownership of Certain Beneficial Owners and
                 ---------------------------------------------------
                 Management.
                 ----------

                   The information contained under the captions
"SECURITY OWNERSHIP OF PRINCIPAL HOLDERS AND MANAGEMENT" in the
Company's definitive proxy statement to be filed pursuant to Regulation 14(A) for the Company's 1995 annual meeting of shareholders, which involves the election of directors, is incorporated herein by this reference.

Item 13.         Certain Relationships and Related Transactions.
                 ----------------------------------------------

                   The information contained under the caption
"TRANSACTIONS WITH ISSUER" in the Company's definitive proxy statement to be filed pursuant to Regulation 14(A) for the Company's 1995 annual meeting of shareholders, which involves the election of directors, is incorporated herein by this reference.

                                PART IV


Item 14.    Exhibits, Financial Statement Schedules and Reports on Form 8-K.
            ---------------------------------------------------------------

     (a)    1.   Financial Statements:                               Page
                 --------------------                                ----

            The following consolidated financial statements of the Company are included in Part II, Item 8:

            Report of Independent Accountants                          21

            Consolidated Balance Sheets, March 31, 1995 and 1994       22

            Consolidated Statements of Operations for the
            Years Ended March 31, 1995, 1994 and 1993                  23

            Consolidated Statements of Shareholders' Equity for
            the Years Ended March 31, 1995, 1994 and 1993              24

            Consolidated Statements of Cash Flows for the
            Years Ended March 31, 1995, 1994 and 1993                  25


            Notes to Financial Statements                           26-36

            2.   Financial Statement Schedules:
                 -----------------------------

            None

                 All schedules have been omitted because they are not required or not applicable or sufficient information is contained in the Notes to Financial Statements.

                 Financial Statements of KV Pharmaceutical Company (separately) are omitted because KV is primarily an operating company and its subsidiaries included in the financial statements are wholly-owned and are not materially indebted to any person other than through the ordinary course of business.

     (a)    3.   Exhibits:
                 --------

                 See Exhibit Index on pages xx through xx of this Report. Management contracts and compensatory plans are designated on the Exhibit Index.

     (b)         Reports on Form 8-K:
                 -------------------

                 No reports on Form 8-K were filed during the fourth quarter of fiscal 1995.

                             SIGNATURES
                             ----------


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            K-V PHARMACEUTICAL COMPANY



Date: June 28, 1995                          By /s/ Marc S. Hermelin
                                                -----------------------------
                                                Vice Chairman of the Board
                                                (Principal Executive Officer)




Date: June 28, 1995                          By /s/ Gerald R. Mitchell
                                                -----------------------------
                                                Vice President, Finance
                                                (Principal Financial and
                                                 Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on the dates indicated by the following persons on behalf of the Company and in their capacities as members of the Board of Directors of the Company:

Date: June 28, 1995                        /s/ Marc S. Hermelin
                                           ----------------------------------
                                           Marc S. Hermelin



Date: June 28, 1995                        /s/ Victor M. Hermelin
                                           ----------------------------------
                                           Victor M. Hermelin



Date:
                                           ----------------------------------
                                           Garnet E. Peck, Ph.D.



Date: June 28, 1995                        /s/ Alan G. Johnson
                                           ----------------------------------
                                           Alan G. Johnson


                                     EXHIBIT INDEX
                                     -------------

Exhibit Number                       Description
- --------------                       -----------

       3(a) Articles of Incorporation of the Company, which were filed as Exhibit 3(a) to the Company's Annual Report on Form 10-K for the year ended March 31, 1981, are incor-porated herein by this reference.

       3(b) Amendment to Certificate of Incorporation of the Company, effective March 25, 1983, which was filed as Exhibit 3(c) to the Company's
                      Annual Report on Form 10-K for the year ended
                      March 31, 1983, is incorporated herein by this reference.

       3(c)           Certificate of Amendment of Certificate of
                      Incorporation of the Company, effective
                      June 9, 1987, which was filed as Exhibit
                      3(d) to the Company's Annual Report on
                      Form 10-K for the year ended March 31, 1987, is incorporated herein by this reference.

       3(d) Amendment to Certificate of Incorporation of the Company, effective September 24, 1987, which was filed as Exhibit 3(f) to the Com-pany's Annual Report on Form 10-K for the year ended March 31, 1988, is incorporated herein by this reference.

       3(e) By-Laws of the Company, as amended through November 18, 1992, which was filed as Exhibit
                      3(e) to the Company's Annual Report on Form
                      10-K for the year ended March 31, 1993, is incorporated herein by this reference.

       4(a)           Certificate of Designation of Rights and
                      Preferences of 7% Cumulative Convertible preferred stock of the Company, effective
                      June 9, 1987, and related Certificate of
                      Correction, dated June 17, 1987, which was filed as Exhibit 4(f) to the Company's Annual
                      Report on Form 10-K for the year ended
                      March 31, 1987, is incorporated herein by this reference.





                                      EXHIBIT INDEX
                                      -------------

Exhibit Number                       Description
- --------------                       -----------

       4(b) Loan Agreement dated as of November 1, 1989, with The Industrial Development Authority of the County of St. Louis, Missouri, regarding private activity refunding and revenue bonds issued by such Authority, including form of Promissory Note executed in connection there-with, which was filed as Exhibit 4(b) to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 1989, is incor-porated herein by this reference.

       4(c)           Credit Agreement dated as of September 30,
                      1993, with Bank One, Indianapolis, National
                      Association, ("1993 Credit Agreement") with
                      Security Agreement (Equipment, Inventory,
                      Accounts Receivable and General Intangibles),
                      Security Agreement (Intellectual Property) and
                      First Amendment to First Deed of Trust and
                      Security Agreement executed in connection therewith, which was filed as Exhibit 4(c) to the Company's Annual Report on Form 10-K for the year ended March 31, 1994, is incorporated herein by this reference.

       4(d)           First Amendment to 1993 Credit Agreement dated
                      June 25, 1994, which was filed as Exhibit 4(d) to the Company's Annual Report on Form 10-K for the year ended March 31, 1994, is incorporated herein by this reference.

       4(e) Second Amendment to 1993 Credit Agreement dated as of November 1, 1994, which was filed as
                      Exhibit 4(e) to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1994, is incorporated herein by this reference.

       4(f)           Security Agreement dated November 1, 1994, by
                      Particle Dynamics, Inc. for the benefit of Bank One,
                      Indianapolis, National Association, which was filed as Exhibit 4(f) to the Company's Quarterly Report on
                      Form 10-Q for the quarter ended September 30, 1994, is incorporated herein by this reference.

       4(g)           Security Agreement dated November 1, 1994, by
                      ETHEX Corporation for the benefit of Bank One, Indianapolis, National Association which was filed as Exhibit 4(g) to the Company's Quarterly Report on
                      Form 10-Q for the quarter ended September 30, 1994, is incorporated herein by this reference.



                                      EXHIBIT INDEX
                                      -------------

Exhibit Number                       Description
- --------------                       -----------

       4(h) Second Amendment, dated as of November 1, 1994, to First Deed of Trust and Security Agreement in favor Bank One, Indianapolis, National Association, which was filed as Exhibit 10-Q for the quarter ended September 30, 1994, is incorporated herein by this reference.

       4(i) Third Amendment to 1993 Credit Agreement, dated as of November 14, 1994, which was filed as Exhibit
                      4(i) to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1994, is incorporated herein by this reference.

       4(j) Fourth Amendment to 1993 Credit Agreement, dated as of February 10, 1995, which was filed as Exhibit
                      4(j) to the Company's Quarterly Report on Form
                      10-Q for the quarter ended December 31, 1994, is incorporated herein by this reference.

       4(k) Pledge Agreement dated as of February 10, 1995, in favor of Bank One, Indianapolis, National
                      Association, which was filed as Exhibit 4(k) to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 1994, is incorporated herein by this reference.

       4(l) Fifth Amendment to 1993 Credit Agreement, dated as of April 21, 1995. Filed herewith.

       4(m) Sixth Amendment to 1993 Credit Agreement, dated as of May 4, 1995. Filed herewith.

       4(n)           Loan and Security Agreement, dated as of April 27,
                      1995, between the Company and its subsidiaries and Foothill Capital Corporation. Filed herewith.

       4(o) Revolving Loan Note, dated as of April 27, 1995, by the Company and its subsidiaries and Foothill Capital
                      Corporation.  Filed herewith.

       4(p)           Term Note, dated as of April 27, 1995, by the
                      Company and its subsidiaries in favor of Foothill
                      Capital Corporation.  Filed herewith.

       4(q) Form of Capital Equipment Note to be executed by the Company and its subsidiaries in favor of Foothill
                      Capital Corporation.  Filed herewith.



                                      EXHIBIT INDEX
                                      -------------

Exhibit Number                       Description
- --------------                       -----------

       4(r) Deed of Trust and Security Agreement, dated as of April 27, 1995, in favor of Foothill Capital
                      Corporation.  Filed herewith.

      10(a)<F*>       KV Pharmaceutical Company 1976 Employee Stock
                      Option Plan, which was filed as Exhibit 1 to
                      the Company's Form S-8 Registration Statement
                      No. 2-56793, filed June 29, 1976, is incorporated
                      herein by this reference.

      10(b)<F*>       Current Form of Stock Option Agreement for KV
                      Pharmaceutical Company 1976 Employee Stock
                      Option Plan, which was filed as Exhibit 15(b)
                      to the Company's Post-Effective Amendment No. 5
                      to Form S-8 Registration Statement No. 2-56793,
                      filed February 16, 1982, is incorporated herein
                      by this reference.

      10(c)<F*>       First Amendment to KV Pharmaceutical Company
                      1976 Employee Stock Option Plan, adopted
                      November 17, 1981, which was filed as Exhibit
                      4(e) to the Company's Post-Effective Amendment
                      No. 5 to Form S-8 Registration Statement
                      No. 2-56793, filed February 16, 1982, is
                      incorporated herein by this reference.

      10(d)<F*>       Stock Option Agreement between the Company and
                      Marc S. Hermelin, Vice Chairman and Chief
                      Executive Officer, dated February 18, 1986, is
                      incorporated herein by this reference.

      10(e)<F*>       First Amendment to and Restatement of the KV
                      Pharmaceutical 1981 Employee Incentive Stock
                      Option Plan, dated March 9, 1987, (The "Restated
                      1981 Option Plan") which was filed as Exhibit 10(t)
                      to the Company's Annual Report on Form 10-K for
                      the year ended March 31, 1988, is incorporated
                      herein by this reference.

      10(f)<F*>       Second Amendment to the Restated 1981 Option Plan,
                      dated June 12, 1987, which was filed as Exhibit 10(u)
                      to the Company's Annual Report on Form 10-K for
                      the year ended March 31, 1988, is incorporated
                      herein by this reference.

      10(g)<F*>       Revised Form of Stock Option Agreement, effective
                      June 12, 1987, for the Restated 1981 Option Plan,
                      which was filed as Exhibit 10(v) to the Company's
                      Annual Report on Form 10-K for the year ended
                      March 31, 1988, is incorporated herein by this
                      reference.

<F*>Management contract or compensation plan.




                                      EXHIBIT INDEX
                                      -------------

Exhibit Number                       Description
- --------------                       -----------

      10(h)<F*>       Consulting Agreement between the Company and
                      Victor M. Hermelin, Chairman of the Board, dated October 30, 1978, as amended October 30,
                      1982, and Employment Agreement dated February 20,
                      1974, referred to therein, (which was filed as Exhibit 10(m) to the Company's Annual Report on
                      Form 10-K for the year ended March 31, 1983) and subsequent Amendments dated as of August 12, 1986, which was filed as Exhibit 10(r) to the Company's Annual Report on Form 10-K for the year ended March 31, 1987 and dated as of September 15, 1987, (which was filed as
                      Exhibit 10(s) to the Company's Annual Report on Form 10-K for the year ended March 31, 1988) and dated October 25, 1988, (which was filed as Exhibit 10(n) to the Company's Annual Report on Form 10-K for year ended March 31, 1989) and dated October 30, 1989, (which was filed as Exhibit 10(n) to the Company's Annual Report on Form 10-K for the year ended March 31, 1990) and dated October 30, 1990 (which was filed as Exhibit 10(n) to the Company's Annual Report on
                      Form 10-K for the year ended March 31, 1991) and dated as of October 30, 1991 (which was filed as Exhibit 10(i) to the Company's Annual Report on Form 10-K for the year ended March 31, 1992) are incorporated herein by this reference.

      10(i)<F*>       Restated and Amended Employment Agreement between
                      the Company and Gerald R. Mitchell, Vice President,
                      Finance, dated as of March 31, 1994, is incorporated herein by this reference.

      10(j)<F*>       Employment Agreement between the Company and
                      Raymond F. Chiostri, Corporate Vice-President and President-Pharmaceutical Division which was filed as Exhibit 10 (l) to the Company's
                      Annual Report on Form 10-K for the year ended
                      March 31, 1992 is incorporated herein by this reference.

      10(k)<F*>       Lease of the Company's facility at 2503 South
                      Hanley Road, St. Louis, Missouri, and amendment thereto, between the Company as lessee and Marc S. Hermelin as lessor, which was filed as
                      Exhibit 10(n) to the Company's Annual Report on
                      Form 10-K for the year ended March 31, 1983, is incorporated herein by this reference.

<F*>Management contract or compensation plan.




                                      EXHIBIT INDEX
                                      -------------

Exhibit Number                       Description
- --------------                       -----------

      10(l)<F*>       Amendment to the Lease for the facility located
                      at 2503 S. Hanley Road, St. Louis, Missouri, between the Company as lessee and Marc S. Hermelin as lessor which was filed as Exhibit 10(p) to the Company's Annual Report on Form 10-K for the year ended March 31, 1992 is incorporated herein by this reference.

      10(m)<F*>       Amendment to Lease Agreement, dated as of
                      September 30, 1985, between the Industrial
                      Development Authority of the County of
                      St. Louis, Missouri as lessor and KV Pharma-ceutical Company as lessee regarding lease of facility located at 2303 Schuetz Road, St. Louis County, Missouri, which was filed as Exhibit 10(q) to the Company's Report on Form 10-Q for the quarter ended December 31, 1985, is incorporated herein by this reference.

      10(n)<F*>       K-V Pharmaceutical Company Fourth Restated
                      Profit Sharing Plan and Trust Agreement dated
                      September 18, 1990 which was filed as Exhibit
                      4.1 to the Company's Registration Statement on
                      Form S-8 No. 33-36400, is incorporated herein by this reference.

      10(o)<F*>       First Amendment to the K-V Pharmaceutical Company
                      Fourth Restated Profit Sharing Plan and Trust dated September 18, 1990, is incorporated herein by this reference.

      10(p)<F*>       K-V Pharmaceutical Company 1991 Incentive Stock
                      Option Plan, adopted as of October 7, 1991, which was filed as Exhibit 4 to the Company's Form S-8
                      Registration Statement No. 33-44927, filed January
                      6, 1992, is incorporated herein by this reference.

      10(q) Consent Decree and Civil Actions No's. 4:93CV00918 and 4:93CV00919 filed June 14, 1993 in connection with Complaint of Forfeiture on behalf of the FDA, which was filed as Exhibit 10(s) to the Company's Annual Report on Form 10-K for the year ended March 31, 1993, is incorporated herein by this reference.



<F*>Management contract or compensation plan.




                                      EXHIBIT INDEX
                                      -------------

Exhibit Number                       Description
- --------------                       -----------

      10(r) Modification of Consent Decree of Condemnation and Permanent Injunction filed December 13, 1993, which was filed as Exhibit 10(r) to the Company's Annual Report on Form 10-K for the year ended March 31, 1994, is incorporated herein by this reference.

      10(s) Second Modification of Consent Decree of Condemnation and Permanent Injunction filed April 6, 1994, which was filed as Exhibit 10(s) to the Company's Annual Report on Form 10-K for the year ended March 31, 1994, is incorporated herein by this reference.

      10(t)<F*>       Employment Agreement between the Company and
                      Ted G. Wood, President and Chief Executive Officer, dated February 14, 1994, which was filed as Exhibit 10(t) to the Company's Annual Report on Form 10-K for the year ended March 31, 1994, is incorporated herein by this reference.

      10(u)<F*>       Employment Agreement between the Company and
                      Marc S. Hermelin, Vice-Chairman, dated
                      November 15, 1993, which was filed as Exhibit 10(u) to the Company's Annual Report on Form 10-K for the year ended March 31, 1994, is incorporated herein by this reference.

      10(v)<F*>       Amendment to Consulting Agreement between the Company
                      and Victor M. Hermelin, Chairman of the Board, dated
                      October 30, 1978, which was filed as Exhibit 10(v) to the Company's Annual Report on Form 10-K for the year ended March 31, 1994, is incorporated herein by this reference.

      11              Computation of per share earnings.  Filed herewith.

      21              List of subsidiaries.  Filed herewith.

      23 Consent of Coopers & Lybrand L.L.P., Independent Accountants, to incorporation of its Report dated June 28, 1995, into the S-8
                      Registration Statements of the Company
                      Nos. 2-56793, 2-76173, 33-36400 and 33-44927
                      as filed with the Securities and Exchange
                      Commission.  Filed herewith.

<F*>Management contract or compensation plan.