Form 10-Q
period 1995-06-30
KV PHARMACEUTICAL CO /DE/
filed 1995-08-14
CIK 57055

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

(X)  QUARTERLY REPORT FOR THE QUARTERLY PERIOD ENDED   JUNE 30, 1995
                                                       -------------
                                     OR

(  )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER                       1-9601
                           ---------------------------------------


                      K-V PHARMACEUTICAL COMPANY
------------------------------------------------------------------
    (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

            DELAWARE                           43-0618919
--------------------------------  ------------------------------------
(STATE OR OTHER JURISDICTION OF   (I.R.S. EMPLOYER IDENTIFICATION NO.)
INCORPORATION OR ORGANIZATION)

       2503 SOUTH HANLEY ROAD,   ST. LOUIS, MISSOURI 63144
------------------------------------------------------------------
               (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)
                              (ZIP CODE)

                          (314) 645-6600
------------------------------------------------------------------
     (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)


------------------------------------------------------------------
       (FORMER NAME, FORMER ADDRESS AND FORMER FISCAL YEAR,
                 IF CHANGED SINCE LAST REPORT)

                   INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS
(OR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE
SUCH REPORTS) AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS
FOR THE PAST 90 DAYS.

YES    X             NO
     -----               ------

     TITLE OF CLASS OF                             NUMBER OF SHARES
      COMMON STOCK                       OUTSTANDING AS OF THIS REPORT DATE
     -----------------                   ----------------------------------
CLASS A COMMON STOCK, PAR VALUE $.01 PER SHARE         6,739,151
CLASS B COMMON STOCK, PAR VALUE $.01 PER SHARE         4,694,964

                         EXHIBIT INDEX IS ON PAGE 14
                             PAGE 1 OF 16 PAGES

                                   PART I

                            FINANCIAL INFORMATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS

               FOR THE THREE MONTHS ENDED JUNE 30, 1995 AND 1994
                                  (UNAUDITED)

                                                          1995          1994
                                                          ----          ----
REVENUES:
NET SALES                                            $ 12,220,103    $ 7,876,276

COSTS AND EXPENSES:

MANUFACTURING COSTS                                     6,657,625      6,061,666
RESEARCH AND DEVELOPMENT                                1,045,504      1,299,541
SELLING AND ADMINISTRATIVE                              3,156,103      3,055,110
INTEREST EXPENSE                                          316,543        255,994
AMORTIZATION OF INTANGIBLE ASSETS                         243,208        162,719
                                                     ------------    -----------

   TOTAL COSTS AND EXPENSES                            11,418,983     10,835,030
                                                     ------------    -----------

INCOME (LOSS) BEFORE INCOME TAXES                         801,120     (2,958,754)

PROVISION FOR INCOME TAXES                                 30,000              -
                                                     ------------    -----------

NET INCOME (LOSS)                                    $    771,120    $(2,958,754)
                                                     ============    ===========

NET INCOME (LOSS) PER COMMON
  SHARE (AFTER PREFERRED
  DIVIDENDS PAYABLE OF
  $105,438 IN 1995 AND 1994).
                                                           $ 0.06         $(0.28)
                                                           ======         ======



SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

                  KV PHARMACEUTICAL COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        JUNE 30, 1995 AND MARCH 31, 1995
                                   (UNAUDITED)
                                                        06/30/95       03/31/95
                                                        --------       --------
ASSETS
------
CURRENT ASSETS:
CASH AND EQUIVALENTS                                  $   367,098    $ 1,075,713
RECEIVABLES                                             8,424,519      7,893,585
INVENTORIES                                             6,745,545      6,591,587
PREPAID AND OTHER                                         337,744        266,951
                                                      -----------    -----------
   TOTAL CURRENT ASSETS                                15,874,906     15,827,836
                                                      -----------    -----------

PROPERTY AND EQUIPMENT                                 20,158,394     19,995,369
LESS ACCUMULATED DEPRECIATION AND AMORTIZATION        (12,170,367)   (11,827,495)
                                                      -----------    -----------
  NET PROPERTY AND EQUIPMENT                            7,988,027      8,167,874
                                                      -----------    -----------

DEFERRED IMPROVED DRUG ENTITIES(TM)                     2,791,965      2,962,827
GOODWILL AND OTHER                                      2,293,756      2,069,245
                                                      -----------    -----------

TOTAL ASSETS                                          $28,948,654    $29,027,782
                                                      ===========    ===========

LIABILITIES
-----------
CURRENT LIABILITIES:
CURRENT MATURITIES OF LONG-TERM DEBT                  $ 2,021,920    $ 1,814,682
ACCOUNTS PAYABLE                                        1,981,233      2,565,247
ACCRUED LIABILITIES                                     3,363,428      2,521,162
                                                      -----------    -----------
  TOTAL CURRENT LIABILITIES                             7,366,581      6,901,091
                                                      -----------    -----------

LONG-TERM DEBT                                          9,882,146     11,233,418
OTHER                                                     954,625        919,091
                                                      -----------    -----------
  TOTAL LIABILITIES                                    18,203,352     19,053,600
                                                      -----------    -----------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
--------------------
PREFERRED STOCK                                             2,410          2,410
CLASS A COMMON STOCK                                       67,629         67,629
CLASS B COMMON STOCK                                       47,187         47,187
ADDITIONAL PAID-IN CAPITAL                             23,706,723     23,706,723
RETAINED DEFICIT                                      (13,023,694)   (13,794,814)
LESS COST OF CLASS A AND CLASS B
  COMMON STOCK IN TREASURY                                (54,953)       (54,953)
                                                      -----------    -----------

TOTAL SHAREHOLDERS' EQUITY                             10,745,302      9,974,182
                                                      -----------    -----------

TOTAL LIABILITIES AND SHAREHOLDERS'
  EQUITY                                              $28,948,654    $29,027,782
                                                      ===========    ===========

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED JUNE 30, 1995 AND 1994
                                   (UNAUDITED)
                                                          1995          1994
                                                          ----          ----
OPERATING ACTIVITIES
NET INCOME (LOSS)                                     $   771,120    $(2,958,754)

ADJUSTMENTS TO RECONCILE NET INCOME (LOSS)
  TO NET CASH PROVIDED BY
  (USED IN) OPERATING ACTIVITIES:
 DEPRECIATION AND AMORTIZATION                            586,080        466,366

CHANGES IN OPERATING ASSETS AND LIABILITIES:
 (INCREASE) DECREASE IN RECEIVABLES                      (530,934)     1,659,603
 NET (INCREASE) DECREASE IN INVENTORIES
  AND OTHER CURRENT ASSETS                               (224,751)       702,103
 INCREASE (DECREASE) IN ACCOUNTS PAYABLE
  AND ACCRUED LIABILITIES                                 258,252       (230,888)
 OTHER                                                     35,534              -
                                                      -----------    -----------

NET CASH PROVIDED BY (USED IN)
  OPERATING ACTIVITIES                                   895,301        (361,570)
                                                      -----------    -----------

INVESTING ACTIVITIES
 PURCHASE OF PROPERTY AND EQUIPMENT, NET                 (163,025)      (150,742)
 OTHER, NET                                              (296,857)       (75,358)
                                                      -----------    -----------

NET CASH USED IN INVESTING
  ACTIVITIES                                             (459,882)      (226,100)
                                                      -----------    -----------

FINANCING ACTIVITIES
 PROCEEDS FROM CREDIT FACILITIES                        4,502,910      3,150,000
 REPAYMENT OF CREDIT FACILITIES                       (12,293,776)    (2,950,000)
 PROCEEDS FROM TERM LOAN FACILITY                       6,839,411              -
 PRINCIPAL PAYMENTS ON LONG-TERM DEBT                    (192,579)       (12,903)
 EXERCISE OF COMMON STOCK OPTIONS                               -            617
                                                      -----------    -----------

NET CASH (USED IN) PROVIDED BY FINANCING
  ACTIVITIES                                           (1,144,034)       187,714
                                                      -----------    -----------

INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS                                   (708,615)      (399,956)
CASH AND CASH EQUIVALENTS AT
  BEGINNING OF YEAR                                     1,075,713        506,982
                                                      -----------    -----------
CASH AND CASH EQUIVALENTS AT
  END OF QUARTER                                      $   367,098    $   107,026
                                                      ===========    ===========

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

                  NOTES TO SUMMARIZED FINANCIAL INFORMATION



NOTE A -- BASIS OF PRESENTATION

     THE INTERIM FINANCIAL STATEMENTS PRESENTED HERE HAVE BEEN PREPARED IN CONFORMITY WITH THE ACCOUNTING PRINCIPLES AND PRACTICES AND METHODS OF APPLYING THE SAME (INCLUDING CONSOLIDATING PRACTICES) REFLECTED IN THE ANNUAL REPORT OF THE COMPANY ON FORM 10-K FOR THE YEAR ENDED MARCH 31, 1995 FILED WITH THE COMMISSION, EXCEPT THAT DETAILED FOOTNOTES AND SCHEDULES ARE NOT INCLUDED. REFERENCE IS HEREBY MADE TO THE FOOTNOTES AND SCHEDULES CONTAINED IN THE ANNUAL REPORT. ALL SIGNIFICANT INTERCOMPANY BALANCES AND TRANSACTIONS HAVE BEEN ELIMINATED AND, IN THE OPINION OF MANAGEMENT, ALL ADJUSTMENTS, WHICH ARE OF A NORMAL RECURRING NATURE ONLY, NECESSARY TO PRESENT A FAIR STATEMENT OF THE RESULTS OF THE COMPANY AND ITS SUBSIDIARIES HAVE BEEN MADE.

NOTE B -- EARNINGS PER SHARE

       NET INCOME (LOSS) PER COMMON SHARE IS COMPUTED BY DIVIDING NET INCOME (LOSS), LESS/PLUS PREFERRED DIVIDENDS BY THE WEIGHTED AVERAGE NUMBER OF COMMON SHARES AND COMMON SHARE EQUIVALENTS (IF DILUTIVE) OUTSTANDING DURING THE PERIOD. NO PREFERRED DIVIDENDS WERE PAID FOR THE THREE MONTHS ENDED JUNE 30, 1995 AND 1994. UNDECLARED AND UNACCRUED CUMULATIVE PREFERRED DIVIDENDS AT JUNE 30, 1995 AND 1994 WERE $1,571,019 AND $1,149,269, RESPECTIVELY. COMMON SHARE EQUIVALENTS CONSIST OF THOSE COMMON SHARES THAT WOULD BE ISSUED UPON THE EXERCISE OF OUTSTANDING STOCK OPTIONS. THE WEIGHTED AVERAGE NUMBER OF SHARES USED IN THE COMPUTATIONS WAS 11,624,958 AND 11,059,025 FOR THE QUARTERS ENDED JUNE 30, 1995 AND 1994, RESPECTIVELY. PRIMARY AND FULLY-DILUTED INCOME
(LOSS) PER SHARE WAS THE SAME FOR EACH OF THE PERIODS PRESENTED.

NOTE C -- LITIGATION

          ON APRIL 6, 1995, THE COMPANY ENTERED INTO A PLEA AGREEMENT WITH THE U. S. DEPARTMENT OF JUSTICE UNDER WHICH THE COMPANY AGREED TO PLEAD GUILTY TO (1) TWO MISDEMEANOR VIOLATIONS OF THE FEDERAL FOOD, DRUG AND COSMETIC ACT INVOLVING THE FAILURE TO FILE CERTAIN REQUIRED REPORTS WITH THE FDA IN 1991 WITH RESPECT TO TWO LOTS OF AN ERYTHROMYCIN ORAL SUSPENSION PRODUCT PREVIOUSLY MANUFACTURED BY THE COMPANY AND (2) TWO MISDEMEANOR COUNTS INVOLVING THE SHIPMENT OF TWO LOTS OF THE SAME PRODUCT, INAPPROPRIATELY LABELED AS TO THEIR SHELF LIFE. UNDER THE PLEA AGREEMENT, THE COMPANY AGREED TO PAY A FINE OF $500,000 AND COSTS OF $100,000 IN INSTALLMENTS OF $75,000 EVERY SIX MONTHS OVER 3 1/2 YEARS, BEGINNING JULY 17, 1995. THE COMPANY RECORDED THE AMOUNTS PAYABLE IN ACCRUED LIABILITIES AND OTHER LONG-TERM LIABILITIES IN THE FOURTH QUARTER ENDED MARCH 31, 1995. ON JULY 17, 1995, THE FEDERAL COURT AFFIRMED THE PLEA AGREEMENT AS OUTLINED ABOVE.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF LIQUIDITY AND CAPITAL RESOURCES
-----------------------------------------------------------------------
AND RESULTS OF OPERATIONS
-------------------------

(A)    LIQUIDITY AND CAPITAL RESOURCES
       -------------------------------
       1.     WORKING CAPITAL:
              ----------------
       DURING THE QUARTER ENDED JUNE 30, 1995, WORKING CAPITAL DECREASED $418,420, OR 5% TO $8,508,325 FROM MARCH 31, 1995, WHILE CASH AND
EQUIVALENTS DECREASED $708,615. NET CASH PROVIDED FROM OPERATIONS OF $895,301 INCLUDES AN INCREASE IN RECEIVABLES OF $530,934, PRINCIPALLY FROM INCREASED SALES VOLUME FROM ETHEX CORPORATION, WHICH WAS OFFSET BY NON-CASH ITEMS TOTALING $621,614 AND A NET INCREASE IN OTHER OPERATING ASSETS AND LIABILITIES. CAPITAL EXPENDITURES OF $163,025 WERE PROVIDED FROM OPERATING ACTIVITIES. BORROWING REFLECTED A NET DECREASE OF $1,144,034, RESULTING FROM THE APPLICATION OF EXISTING CASH AND FUNDS PROVIDED BY PROFITABLE OPERATIONS. THE RATIO OF CURRENT ASSETS TO CURRENT LIABILITIES WAS 2.2 TO 1 AS OF JUNE 30, 1995 COMPARED TO 2.3 TO 1 AS OF MARCH 31, 1995.

       2.     PROFITABILITY:
              --------------
       NET INCOME FOR THE FIRST QUARTER OF FISCAL 1996 WAS $771,120 COMPARED TO A NET LOSS OF $2,958,754, AN IMPROVEMENT OF $3,729,874 OVER THE SAME PERIOD LAST YEAR. THIS IMPROVEMENT WAS DUE PRIMARILY TO INCREASED REVENUES ON HIGHER MARGIN PRODUCTS RELATED TO SALES OF NEW AND EXISTING PRODUCTS BY KV'S ETHEX SUBSIDIARY.

      3.     LEVERAGE:
             ---------
       THE RATIO OF TOTAL LIABILITIES TO EQUITY IMPROVED TO 1.69 TO 1 FROM
1.91 TO 1 DURING THE QUARTER, PRIMARILY DUE TO THE NET INCOME EXPERIENCED FOR THE QUARTER AND REDUCTION IN TOTAL INDEBTEDNESS.

(B)    RESULTS OF OPERATIONS
       ---------------------
       1.     REVENUES:
              ---------
        CONSOLIDATED REVENUES FOR THE FIRST QUARTER OF FISCAL 1996 TOTALED $12,220,103 COMPARED TO $7,876,276 FOR THE FIRST QUARTER OF FISCAL 1995, AN INCREASE OF $4,343,827, OR 55% OVER THE SAME PERIOD LAST YEAR. THE INCREASE IN THE FIRST QUARTER OF FISCAL 1996 WAS ATTRIBUTABLE TO THE CONTINUED GROWTH BEING EXPERIENCED BY ETHEX FROM NEW AND EXISTING PRODUCTS. ETHEX REVENUES ACCOUNTED FOR 71% OF CONSOLIDATED REVENUES DURING THE QUARTER AS ETHEX REVENUES INCREASED BY $4,213,271, OR 95% OVER THE SAME PERIOD LAST YEAR AS A RESULT OF NEW PRODUCTS INTRODUCED IN FISCAL 1995 AND THE FIRST QUARTER OF FISCAL 1996. PARTICLE DYNAMICS AND CONTRACT SERVICES REVENUES HAD MODEST INCREASES AGGREGATING $130,556.

       2.     COSTS AND EXPENSES:
              -------------------
       MANUFACTURING COSTS WERE 54% AND 77% OF NET SALES FOR THE QUARTERS ENDED JUNE 30, 1995 AND 1994, RESPECTIVELY. MANUFACTURING COSTS IMPROVED AS A PERCENT OF SALES DUE TO THE INCREASED SALES VOLUME AND MIX OF HIGHER MARGIN ETHEX PRODUCTS. EFFICIENCIES ASSOCIATED WITH HIGHER VOLUME PRODUCTION AND IMPROVEMENT IN CERTAIN LABORATORY AREAS MORE THAN OFFSET PRODUCT INEFFICIENCIES RELATED TO THE DEVELOPMENT AND MANUFACTURING OF THE NEW ETHEX PRODUCTS.
       RESEARCH AND DEVELOPMENT COSTS DECREASED $254,037 FOR THE QUARTER ENDED JUNE 30, 1995, COMPARED TO THE SAME QUARTER OF THE PRIOR YEAR. THIS DECREASE WAS PRIMARILY DUE TO A REDUCTION IN PRODUCT DEVELOPMENT AND VALIDATION COSTS COMPARED TO THE SAME PERIOD FOR THE PRIOR YEAR.
       SELLING AND ADMINISTRATIVE EXPENSES INCREASED $100,933, OR 7% OVER THE SAME PERIOD LAST YEAR DUE TO HIGHER MARKETING, SELLING AND ADMINISTRATIVE SUPPORT COSTS ASSOCIATED WITH THE NEW PRODUCT INTRODUCTIONS AND EXPANSION OF ETHEX.
       INTEREST EXPENSE INCREASED $60,549 FOR THE FIRST QUARTER ENDED JUNE 30, 1995 COMPARED TO THE SAME PERIOD OF THE PRIOR FISCAL YEAR. THIS INCREASE RESULTED FROM HIGHER AVERAGE INTEREST RATES DURING THE FIRST

QUARTER OF FISCAL 1996, WHICH MORE THAN OFFSET LOWER AVERAGE LEVELS OF BORROWING WHEN COMPARED TO THE SAME PERIOD IN THE PRIOR YEAR.

       3.     INCOME TAXES:
              -------------
       FOR THE PERIOD ENDED JUNE 30, 1995, THE COMPANY HAD A CURRENT PROVISION FOR INCOME TAXES OF $30,000 BASED ON THE ALTERNATIVE MINIMUM TAX, BUT OTHERWISE MADE NO PROVISION FOR INCOME TAXES DUE TO A NET OPERATING LOSS CARRYFORWARD POSITION. FOR THE PERIOD ENDED JUNE 30, 1994, THE COMPANY HAD NO PROVISION FOR INCOME TAXES BECAUSE OF THE COMPANY'S NET OPERATING LOSS CARRYFORWARD POSITION.

       4.     INFLATION AND CHANGING TRENDS:
              ------------------------------
       ALTHOUGH THE COMPANY GENERALLY HAS BEEN ABLE TO PASS ALONG TO ITS CUSTOMERS A PORTION OF COST INCREASES IN LABOR, MANUFACTURING, AND RAW MATERIALS UNDER ITS AGREEMENTS, IN CERTAIN INSTANCES NO
INCREASES WERE EFFECTED DUE TO MARKET CONDITIONS. IT IS NOT MEANINGFUL TO COMPARE CHANGING PRICES OVER THE PAST THREE YEARS BECAUSE THE PRODUCTS,
PRODUCT FORMULAS, PRODUCT MIX AND SOURCES OF RAW MATERIALS HAVE VARIED SUBSTANTIALLY.
       THE COMPANY IS CONTINUING TO TRANSITION ITS REVENUE BASE FROM ONE
BASED ON LOWER MARGIN, HIGHLY COMPETITIVE, SHORT-TERM CONTRACT MANUFACTURING
TO ONE BASED ON HIGHER MARGIN TECHNOLOGY DISTINGUISHED GENERIC PRODUCTS
WHICH IT IS FOCUSING ON MARKETING THROUGH ETHEX CORPORATION, AS WELL AS ADVANCED TECHNOLOGY DRUG DELIVERY PRODUCTS TO BE MARKETED OR CO-MARKETED
UNDER LONG-TERM MARKETING AGREEMENTS AND VENTURES.  THESE ADVANCED
TECHNOLOGY PRODUCTS (IMPROVED DRUG ENTITIES(TM)) ARE THE SUBJECT OF A NUMBER OF LONG-TERM BUSINESS ARRANGEMENTS AND HAVE DIFFERENTIATED AND IMPROVED
BENEFITS DERIVED FROM KV'S DRUG DELIVERY SYSTEM TECHNOLOGIES.
       THE COMPANY HAS AND IS CONTINUING TO IMPLEMENT STRATEGIES TO
INTRODUCE ADDITIONAL PRODUCTS THROUGH ITS ETHEX SUBSIDIARY AND DE-EMPHASIZE CONTRACT SERVICES. THIS MOVE TO DIRECTLY MARKET ITS OWN TECHNOLOGY DISTINGUISHED GENERICS HAS ALLOWED THE COMPANY TO RELY LESS UPON THE
DEPENDENCE OF ITS

PHARMACEUTICAL MARKETING CLIENTS FOR GROWTH AND TO SHIFT ITS REVENUE GROWTH INTERNALLY, PRINCIPALLY THROUGH ETHEX CORPORATION AND THE COMPANY'S LICENSING ACTIVITIES. DURING FISCAL 1995, ETHEX INTRODUCED TEN NEW PRODUCTS AND PLANS TO LAUNCH A SIMILAR NUMBER IN FISCAL 1996. MANAGEMENT BELIEVES FUNDS GENERATED FROM OPERATING ACTIVITIES AND INCREASED FUNDS AVAILABLE FROM THE COMPANY'S CREDIT FACILITY WILL BE ADEQUATE TO FUND THE COMPANY'S REQUIREMENTS.

PART II.  OTHER INFORMATION

  ITEM 6:   EXHIBITS AND REPORTS ON FORM 8-K.
  ------    ---------------------------------

            A)  EXHIBITS - SEE EXHIBIT INDEX ON PAGE 14
            B) THE COMPANY DID NOT FILE ANY REPORTS ON FORM 8-K DURING THE QUARTER ENDED JUNE 30, 1995.

SIGNATURES
----------

        PURSUANT TO THE  REQUIREMENTS OF THE SECURITIES EXCHANGE ACT
OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.





                               KV PHARMACEUTICAL COMPANY





DATE:  AUGUST 11, 1995         /S/ MARC S. HERMELIN
      ------------------     ------------------------------
                               MARC S. HERMELIN
                               VICE CHAIRMAN OF THE BOARD
                               (PRINCIPAL EXECUTIVE OFFICER)



DATE:  AUGUST 11, 1995         /S/ GERALD R. MITCHELL
      ------------------     ------------------------------
                               GERALD R. MITCHELL
                               VICE PRESIDENT - FINANCE
                               (PRINCIPAL FINANCIAL AND
                               ACCOUNTING OFFICER)

                           EXHIBIT INDEX

EXHIBIT NUMBER             DESCRIPTION                      PAGE
--------------             -----------                      ----

     10(W)         STOCK OPTION AGREEMENT, DATED
                   JUNE 1, 1995 GRANTING STOCK OPTION
                   TO MARC S. HERMELIN. FILED HEREWITH.

     10(X)         SECOND AMENDMENT, DATED AS OF JUNE 1,
                   1995, TO EMPLOYMENT AGREEMENT BETWEEN
                   THE COMPANY AND MARC S. HERMELIN.
                   FILED HEREWITH.

     11            COMPUTATION OF EARNINGS (LOSS)
                   PER SHARE CALCULATION.  FILED
                   HEREWITH.