Form 10-Q
period 1995-09-30
KV PHARMACEUTICAL CO /DE/
filed 1995-11-13
CIK 57055

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

(X)  Quarterly report for the quarterly period ended      September 30, 1995
                                                     --------------------------
                                            OR

(  )   Transition Report Pursuant to Section 13 or 15(d) of The Securities
       Exchange Act of 1934

Commission file number                       1-9601
                        -------------------------------------------------------

                            K-V PHARMACEUTICAL COMPANY
-------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

               DELAWARE                                 43-0618919
---------------------------------------   -------------------------------------
    (State or other jurisdiction of        (I.R.S. Employer Identification No.)
    incorporation or organization)

               2503 SOUTH HANLEY ROAD,   ST. LOUIS, MISSOURI 63144
-------------------------------------------------------------------------------
                     (Address of principal executive offices)
                                     (Zip Code)

                                   (314) 645-6600
-------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


-------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                           if changed since last report)

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

Yes    X       No
    ------         -------

               Title of Class of                              Number of Shares
                  Common Stock                        Outstanding as of this Report Date
               -----------------                      ----------------------------------

Class A Common Stock, par value $.01 per share                     6,792,531
Class B Common Stock, par value $.01 per share                     4,692,694


                             PART I

                      FINANCIAL INFORMATION

                           CONSOLIDATED STATEMENTS OF OPERATIONS

         For the Three Months and Six Months Ended September 30, 1995 and 1994
                                         (Unaudited)

                                          For the Three             For the Six
                                          Months Ended              Months Ended
                                   ------------------------  ---------------------------
                                     09/30/95     09/30/94     09/30/95       09/30/94
                                    ----------   ----------   ----------     ----------
Revenues                           $11,207,601 $  8,335,237  $ 23,427,704   $ 16,211,513
                                   ----------- ------------  ------------   ------------

Costs and Expenses:

Manufacturing costs                  5,571,139    5,603,458    12,228,762     11,665,124
Research and development             1,074,310    1,066,120     2,119,814      2,365,661
Selling and administrative           2,998,444    2,680,929     6,154,547      5,736,039
Interest expense                       411,386      306,215       727,931        562,209
Amortization of intangible
   assets                              192,871      162,966       436,079        325,685
                                   ----------- ------------  ------------   ------------

   Total Costs & Expenses           10,248,150    9,819,688    21,667,133     20,654,718
                                   ----------- ------------  ------------   ------------

Income (loss) before income
  taxes                                959,451   (1,484,451)    1,760,571     (4,443,205)

Provision for income taxes:
   Current                              30,000            -        60,000              -
   Deferred                                  -            -             -              -
                                   ----------- ------------  ------------   ------------

     Total                              30,000            -        60,000              -
                                   ----------- ------------  ------------   ------------

Net Income (loss)                  $   929,451 $ (1,484,451) $  1,700,571   $ (4,443,205)
                                   =========== ============  ============   ============

Net Income (loss) per Common
  Share (after deducting
  preferred dividends:
  $105,438 for the three months
  ended September 30, 1995 and
  1994 and $210,876 for the
  six months ended September 30,
  1995 and 1994).                        $0.07       $(0.14)        $0.13         $(0.42)
                                         =====       =======        =====         =======




See accompanying notes to financial statements.


                  KV PHARMACEUTICAL COMPANY AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                     September 30, 1995 and March 31, 1995
                                   (Unaudited)

                                                 09/30/95          03/31/95
                                                 --------          --------
ASSETS
------
Current Assets:
Cash and equivalents                           $   219,953       $ 1,075,713
Receivables                                      9,040,615         7,893,585
Inventories                                      8,957,778         6,591,587
Prepaid and other                                  206,115           266,951
                                               -----------       -----------
   Total Current Assets                         18,424,461        15,827,836
                                               -----------       -----------

Property and equipment                          20,408,371        19,995,369
Less accumulated depreciation and amortization (12,514,333)      (11,827,495)
                                               -----------       -----------
  Net Property and Equipment                     7,894,038         8,167,874
                                               -----------       -----------

Deferred Improved Drug Entities(TM)              2,621,103         2,962,827
Goodwill and other                               2,324,283         2,069,245
                                               -----------       -----------

TOTAL ASSETS                                   $31,263,885       $29,027,782
                                               ===========       ===========

LIABILITIES
-----------
Current Liabilities:
Current maturities of long-term debt           $ 1,948,576       $ 1,814,682
Accounts payable                                 2,606,692         2,565,247
Accrued liabilities                              3,047,992         2,521,162
                                               -----------       -----------
  Total Current Liabilities                      7,603,260         6,901,091
                                               -----------       -----------

Long-term debt                                  10,795,587        11,233,418
Other long-term liabilities                        990,161           919,091
                                               -----------       -----------
  Total Liabilities                             19,389,008        19,053,600
                                               -----------       -----------

Commitments and Contingencies

SHAREHOLDERS' EQUITY
--------------------
Preferred stock                                      2,410             2,410
Class A common stock                                68,162            67,629
Class B common stock                                47,164            47,187
Additional paid-in capital                      23,906,337        23,706,723
Retained deficit                               (12,094,243)      (13,794,814)
Less cost of Class A and Class B
  common stock in treasury                         (54,953)          (54,953)
                                               -----------       -----------

TOTAL SHAREHOLDERS' EQUITY                      11,874,877         9,974,182
                                               -----------       -----------

TOTAL LIABILITIES AND SHAREHOLDERS'
  EQUITY                                       $31,263,885       $29,027,782
                                               ===========       ===========
See accompanying notes to financial statements.

                       CONSOLIDATED STATEMENTS OF CASH FLOW
               For the Six Months Ended September 30, 1995 and 1994
                                    (Unaudited)
                                                   1995             1994
                                                   ----             ----
OPERATING ACTIVITIES
Net Income (Loss)                              $ 1,700,571       $(4,443,205)

Adjustments to reconcile net loss
  to net cash provided by
  operating activities:
 Depreciation and amortization                   1,122,917           943,328

Changes in operating assets and liabilities:
 (Increase) decrease in receivables             (1,147,030)        1,107,435
 Net (increase) decrease in inventories
  and other current assets                      (2,305,355)          291,872
 Increase in accounts payable
  and accrued liabilities                          568,275         2,239,386
 Increase (decrease) in other                       71,070                 -
                                               -----------       -----------

NET CASH PROVIDED BY OPERATING
  ACTIVITIES                                        10,448           138,816
                                               -----------       -----------

INVESTING ACTIVITIES
 Purchase of property and equipment, net          (413,002)         (264,116)
 Other, net                                       (349,393)          (97,628)
                                               -----------       -----------

NET CASH USED IN INVESTING
  ACTIVITIES                                      (762,395)         (361,744)
                                               -----------       -----------

FINANCING ACTIVITIES
 Proceeds from credit facilities                14,994,880         4,700,000
 Repayment of credit facilities                (21,473,311)       (4,300,000)
 Proceeds from term loan facility                6,839,411                 -
 Principal payments on long-term debt             (664,917)          (13,823)
 Exercise (repurchase) of common stock options     200,124            (1,707)
                                               -----------       -----------

NET CASH PROVIDED BY (USED IN) FINANCING
  ACTIVITIES                                      (103,813)          384,470
                                               -----------       -----------

INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS                            (855,760)          161,542
Cash and cash equivalents at
  beginning of year                              1,075,713           506,982
                                               -----------       -----------
CASH AND CASH EQUIVALENTS AT
  END OF PERIOD                                $   219,953       $   668,524
                                               ===========       ===========



See accompanying notes to financial statements.


                  NOTES TO SUMMARIZED FINANCIAL INFORMATION

NOTE A -- BASIS OF PRESENTATION

     The interim financial statements presented here have been prepared in conformity with the accounting principles and practices and methods of applying the same (including consolidating practices) reflected in the Annual Report of the Company on Form 10-K for the year ended March 31, 1995 filed with the Securities and Exchange Commission, except that detailed footnotes and schedules are not included. Reference is hereby made to the footnotes and schedules contained in the Annual Report. All significant intercompany balances and transactions have been eliminated and, in the opinion of management, all adjustments, which are of a normal recurring nature only, necessary to present a fair statement of the results of the Company and its subsidiaries have been made.

NOTE B -- EARNINGS PER SHARE

     Net income (loss) per common share is computed by dividing net income (loss), less/plus preferred dividends, by the weighted average number of common shares and common share equivalents (if dilutive) outstanding during the period. Preferred dividends used in this calculation for the three-month and six-month periods ended September 30, 1995 and 1994 were $105,438 and $210,876, respectively. Undeclared and unaccrued cumulative preferred dividends at September 30, 1995 and 1994 were $1,676,460 and $1,254,708, respectively. Common share equivalents consist of those common shares that would be issued upon the exercise of outstanding stock options. The weighted average number of shares used in the computations was 11,740,305 and 11,056,672 for the quarters ended September 30, 1995 and 1994, respectively, and 11,682,632 and 11,056,717 for the six-month periods ended September 30, 1995 and 1994, respectively. Primary and fully-diluted income (loss) per share are the same for each of the periods presented.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF LIQUIDITY AND CAPITAL RESOURCES AND RESULTS OF OPERATIONS

(a)    Liquidity and Capital Resources
       -------------------------------
       1.     Working Capital:
              ---------------
       During the quarter ended September 30, 1995, working capital increased $2,312,876 or 27%, to $10,821,201, while cash decreased $147,145. Net cash used in operating activities for the six months included an increase in receivables of $1,147,030, principally from increased sales volume from ETHEX Corporation, an increase in inventories of $2,305,355 as a result of the increase in the number of products sold by ETHEX and in anticipation of continued growth, and an increase in accounts payable and accrued liabilities of $568,275. These increases in receivables and inventories were more than offset by increased accounts payable and other liabilities and by the level of net profit and non-cash charges totaling $2,823,488. Working capital for the six months ended September 30, 1995, increased $1,084,566, or 11%. Capital expenditures of $413,002 were provided by funds from available current assets. Financing activities reflect a slight increase in borrowing after the application of funds received from the exercise of stock options. The ratio of current assets to current liabilities was
2.4 to 1 as of September 30, 1995, compared to 2.3 to 1 as of March 31,
1995.

       2.     Profitability:
              -------------
       The net profit for the second quarter of fiscal 1996 was $929,451, compared to a loss of $1,484,451 in the comparable three-month prior year period, an improvement of $2,413,902 for the three months. Year-to-date, the net profit for the first six months of fiscal 1996 was $1,700,571, compared to a loss of $4,443,205 for the same period of the prior year, an improvement of $6,143,776. This improvement was due primarily to increased revenues on higher margin products related to sales of new and existing products by KV's ETHEX subsidiary and a reduction in the high level of costs associated with regulatory matters incurred in the prior year.

       3.     Leverage:
              --------
       The ratio of total liabilities to equity improved to 1.63 to 1 from 1.91 to 1 at year-end, primarily due to the net income experienced for the first six months which was partially offset by additional indebtedness to support the current level of growth.

(b)    Results of Operations
       ---------------------
       1.     Revenues:
              --------
        Consolidated revenues for the second quarter of fiscal 1996 totaled $11,207,601, compared to $8,335,237 for the second quarter of fiscal 1995, an increase of $2,872,364, or 34% greater than the same period last year. Year-to-date consolidated revenues were $23,427,704, an increase of $7,216,191, or 45%, compared to the same period last year. The increase in volume for both the quarter and year-to-date is primarily attributable to the continued growth being experienced by ETHEX from new and existing products. ETHEX revenues accounted for 72% of consolidated revenues during the second quarter as ETHEX revenues increased by $2,958,652, or 58% over the same period last year as a result of new products introduced in fiscal 1995 and the first and second quarter of fiscal 1996. Particle Dynamics and Contract Services revenues had modest decreases.

    2.     Costs and Expenses:
           ------------------
       Manufacturing costs were 50% and 67% of net sales for the quarters ended September 30, 1995 and 1994, respectively. Year-to-date manufacturing costs as a percent of net sales were 52% and 72% for the six months ended September 30, 1995 and 1994, respectively. Manufacturing costs decreased as a percent of sales for the quarter and year-to-date due to the continued growth in sales of higher margin new and existing ETHEX products. ETHEX revenues accounted for 72% of consolidated net sales, compared to 61% in the comparable prior year period.

      Research and Development costs increased $8,190, or 1%, for the quarter ended September 30, 1995, compared to the same quarter of the prior year. Year-to-date, these costs decreased $245,847, or 10%, compared to the same period of the prior year. These decreases were primarily due to a reduction in validation costs.

      Selling and administrative expenses increased $317,515, or 12%, for the quarter ended September 30, 1995, compared to the same period of the prior year. Such costs were 27% and 32% of total revenues for the respective second quarters of fiscal 1996 and 1995. Year-to-date selling and administrative expenses increased $418,508, or 7%, over the same period last year and were 26% and 35% of total revenues for the six months ended September 30, 1995 and 1994, respectively. Increased expenditures are related to higher ETHEX selling and promotion expenses associated with the significant growth being experienced in new and existing ETHEX products.

       Interest expense increased $105,171 for the second quarter and $165,722 for the six-month period ended September 30, 1995, compared to the same period of the prior fiscal year. The increases resulted from higher levels of borrowing to support present growth.

       3.     Income Taxes:
              ------------
       For the six-month period ended September 30, 1995, the Company has a current provision for income taxes of $60,000 based on the alternative minimum tax, but otherwise made no provision for income taxes due to a net operating loss carryforward position. For the comparable period ended September 30, 1994, the Company had no provision for income taxes because of the Company's net operating loss carryforward position.

       4.     Inflation and Changing Trends:
              -----------------------------
       Although the Company generally has been able to pass along to its customers a portion of cost increases in labor, manufacturing and raw materials under its agreements, in certain instances no increases were effected due to market conditions. However, it is not meaningful to compare changing prices over the past three years because the products, product formulas, product mix and sources of raw materials have varied substantially.

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

       The Company has implemented and is continuing to implement strategies to introduce additional products through its ETHEX subsidiary and to de-emphasize contract manufacturing services. This move to directly market its own technology distinguished generics has allowed the Company to become less dependent upon its pharmaceutical marketing clients for growth and to shift its revenue growth internally, principally through the growth in the number and level of sales of ETHEX Corporation products and the Company's licensing activities. During fiscal 1995, ETHEX introduced ten new products, and it plans to launch a similar number of new products in fiscal 1996. Management believes funds generated from operating activities and increased funds available from the Company's credit facility and related agreements will be adequate to meet the Company's requirements.

PART II.  OTHER INFORMATION

Item 4: Submission of Matters to a Vote of Security Holders.
------  ---------------------------------------------------

        On August 11, 1995, at the annual meeting of shareholders of the Company, the shareholders elected Garnet E. Peck, Ph.D. as a Class C Director for a three-year term. The number of votes cast in favor of Garnet E. Peck, Ph.D. (taking into account the fact that each share of Class A common stock has one-twentieth of a vote per share and each share of Class B common stock has one vote per share) was 4,582,613. The number of votes as to which authority was withheld was 7,409.

        The other directors of the Company whose terms of office as directors continued after the meeting are: Marc S. Hermelin, Victor M. Hermelin and Alan G. Johnson.

Item 6: Exhibits and Reports on Form 8-K.
------  --------------------------------
        a)  Exhibits - See Exhibit Index on page 13
        b) The Company did not file any reports on Form 8-K during the quarter ended September 30, 1995.

SIGNATURES
----------

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                            KV PHARMACEUTICAL COMPANY


Date:  November 10, 1995                    /s/ Marc S. Hermelin
      ---------------------------         --------------------------------
                                                Marc S. Hermelin
                                                Vice Chairman of the Board





Date:  November 10, 1995                   /s/ Gerald R. Mitchell
      ---------------------------         --------------------------------
                                               Gerald R. Mitchell
                                               Vice President - Finance
                                               Chief Financial Officer

                                       EXHIBIT INDEX

  Exhibit Number                 Description                                     Page
  --------------                 -----------                                     ----
        11               Computation of Earnings (Loss)                          14-15
                         Per Share Calculation.  Filed
                         Herewith.


                                                                     EXHIBIT 11

                              KV PHARMACEUTICAL COMPANY AND SUBSIDIARIES
                                 Earnings (Loss) Per Share Calculation
                                      Primary Earnings Per Share


                                               For the Three Months Ended  For the Six Months Ended

                                                  09/30/95     09/30/94      09/30/95     09/30/94
                                                  --------     --------      --------     --------
  Net income (loss)                             $    929,451  $(1,484,451)  $  1,700,571 $(4,443,205)
  Less/plus dividends on preferred stock            (105,438)    (105,438)      (210,876)   (210,876)
                                                ------------  -----------   ------------ -----------
  Income (Loss) Attributed to
    Common Stock                                $    824,013  $(1,589,889)  $  1,489,695 $(4,654,081)
                                                ============  ===========   ============ ===========



 Average Number of Common Shares
   and Common Share Equivalents
   Outstanding:
   Average common shares
     outstanding                                  11,457,512   11,056,672     11,445,814  11,056,717
   Common share equivalents
     (after application of
     treasury stock method):
   Shares issuable upon conversion
     of stock options                                282,793          N/A        236,818         N/A
                                                ------------  -----------   ------------ -----------


   Average Common Shares and
     Common Share Equivalents
     Outstanding                                  11,740,305   11,056,672     11,682,632  11,056,717
                                                ============  ===========   ============ ===========


Primary Income (Loss) per Share <F1>:                 $ 0.07       $(0.14)        $ 0.13      $(0.42)
                                                      ======       ======         ======      ======





<F1>  The two-class method for Class A and Class B common stock is not presented because the earnings (loss) per share are equivalent to the if converted method since dividends were not declared or paid and each class of common stock has equal ownership of the Company.

                                                                     EXHIBIT 11

                         KV PHARMACEUTICAL COMPANY AND SUBSIDIARIES
                            Earnings (Loss) Per Share Calculation
                               Fully-Diluted Earnings Per Share

                                            For the Three Months Ended  For the Six Months Ended

                                               09/30/95      09/30/94      09/30/95    09/30/94
                                               --------      --------      --------    --------
   Net income (loss)                         $   929,451   $(1,484,451)  $ 1,700,571 $(4,443,205)
   Less/plus dividends on preferred stock       (105,438)     (105,438)     (210,876)   (210,876)
   Plus dividends not payable due to
     preferred stock conversion                  105,438       105,438       210,876     210,876
                                             -----------   -----------   ----------- -----------
   Income (Loss) Attributed
      to Common Stock                        $   929,451   $(1,484,451)  $ 1,700,571 $(4,443,205)
                                             ===========   ===========   =========== ===========


Average Number of Shares
   Outstanding on a Fully-
   Diluted Basis:
   Average common shares
     outstanding                              11,457,512    11,056,672    11,445,814  11,056,717
   Common share equivalents
   (after application of treasury
   stock method):
   Shares issuable upon conversion
     of stock options                            301,476           N/A       296,908         N/A
   Common equivalent shares for
     preferred stock                             301,250       301,250       301,250     301,250
                                             -----------   -----------   ----------- -----------
   Average Number of Shares
     Outstanding on a
     Fully-Diluted Basis                      12,060,238    11,357,922    12,043,972  11,357,967
                                             ===========   ===========   =========== ===========

Fully-Diluted Income (Loss)
  per Share <F1> <F2>:                            $ 0.08        $(0.13)       $ 0.14      $(0.39)
                                                  ======        ======        ======      ======

<F1> The two-class method for Class A and Class B common stock is not presented because the earnings (loss) per share are equivalent to the if converted method since dividends were not declared or paid and each class of common stock has equal ownership of the Company.

<F2> This calculation is submitted although it is contrary to Paragraph
     40 of APB Opinion No. 15 as it produces an anti-dilutive result. Also, the preferred stock would not qualify as a common share equivalent because the cash yield at issuance was not less than 66 2/3% of the then current average Aa corporate bond yield.