Form 10-Q
period 1995-12-31
KV PHARMACEUTICAL CO /DE/
filed 1996-02-14
CIK 57055

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

(X)  Quarterly report for the quarterly period ended     December 31, 1995
                                                    --------------------------
                                              OR

(  )   Transition Report Pursuant To Section 13 or 15(d) of The Securities
       Exchange Act of 1934

Commission file number                       1-9601
                      --------------------------------------------------------

                              K-V PHARMACEUTICAL COMPANY
------------------------------------------------------------------------------
                 (Exact name of registrant as specified in its charter)

            DELAWARE                                   43-0618919
---------------------------------------    -----------------------------------
    (State or other jurisdiction of        (I.R.S. Employer Identification No.)
    incorporation or organization)

               2503 SOUTH HANLEY ROAD,   ST. LOUIS, MISSOURI 63144
------------------------------------------------------------------------------
                     (Address of principal executive offices)
                                      (Zip Code)

                                  (314) 645-6600
------------------------------------------------------------------------------
             (Registrant's telephone number, including area code)


------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                        if changed since last report)

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

Yes    X       No
    --------     ---------


             Title of Class of                                     Number of Shares
                Common Stock                             Outstanding as of this Report Date
             ------------------                          ----------------------------------
Class A Common Stock, par value $.01 per share                         6,892,654
Class B Common Stock, par value $.01 per share                         4,668,817

                                      PART I

                               FINANCIAL INFORMATION

                               CONSOLIDATED STATEMENTS OF OPERATIONS

               For the Three Months and Nine Months Ended December 31, 1995 and 1994
                                          (Unaudited)

                                              For the Three                           For the Nine
                                              Months Ended                            Months Ended
                                   --------------------------------          ---------------------------------
                                     12/31/95            12/31/94              12/31/95             12/31/94
                                   ------------        ------------          ------------         ------------
Revenues:
Net sales                          $11,956,080          $11,545,515          $35,383,784          $27,757,028

Costs and Expenses:

Manufacturing costs                  6,170,376            6,262,109           18,399,138           17,927,233
Research and development             1,098,420            1,042,553            3,218,234            3,408,214
Selling and administrative           2,915,350            3,131,357            9,069,897            8,867,396
Interest expense                       361,925              344,063            1,089,856              906,272
Amortization of intangible
   assets                              210,923              162,966              647,002              488,651
                                   -----------          -----------          -----------         ------------
   Total Costs & Expenses           10,756,994           10,943,048           32,424,127           31,597,766
                                   -----------          -----------          -----------         ------------

Income (Loss) before
   income taxes                      1,199,086              602,467            2,959,657           (3,840,738)

Provision for income taxes:
   Current                              30,000                    -               90,000                    -
   Deferred                                  -                    -                    -                    -
                                   -----------          -----------          -----------         ------------

     Total                              30,000                    -               90,000                    -
                                   -----------          -----------          -----------         ------------

Net Income (Loss)                  $ 1,169,086          $   602,467          $ 2,869,657         $ (3,840,738)
                                   ===========          ===========          ===========         ============

Net Income (Loss) per Common
  Share (after deducting
  preferred dividends:
  $105,438 for the three months
  ended December 31, 1995 and
  1994 and $316,314 for the
  nine months ended December 31,
  1995 and 1994).                       $ 0.09               $ 0.04                $0.22                $(0.37)
                                        ======               ======                =====                ======
See accompanying notes to financial statements.

                              KV PHARMACEUTICAL COMPANY AND SUBSIDIARIES
                                      CONSOLIDATED BALANCE SHEETS
                                 December 31, 1995 and March 31, 1995
                                              (Unaudited)

                                                             12/31/95         03/31/95
                                                             --------         --------
ASSETS
------
Current Assets:
Cash and equivalents                                       $   335,802      $ 1,075,713
Receivables                                                  9,018,320        7,893,585
Inventories                                                  9,317,952        6,591,587
Prepaid and other                                              247,024          266,951
                                                           -----------      -----------
   Total Current Assets                                     18,919,098       15,827,836
                                                           -----------      -----------

Property and equipment                                      20,675,175       19,995,369
Less accumulated depreciation and amortization             (12,866,581)     (11,827,495)
                                                           -----------      -----------
  Net Property and Equipment                                 7,808,594        8,167,874
                                                           -----------      -----------

Deferred Improved Drug Entities(TM)                          2,450,241        2,962,827
Goodwill and other                                           2,393,677        2,069,245
                                                           -----------      -----------

TOTAL ASSETS                                               $31,571,610      $29,027,782
                                                           ===========      ===========

LIABILITIES
-----------
Current Liabilities:
Current maturities of long-term debt                      $  1,875,487     $  1,814,682
Accounts payable                                             2,001,706        2,565,247
Accrued liabilities                                          2,770,273        2,521,162
                                                           -----------      -----------
  Total Current Liabilities                                  6,647,466        6,901,091
                                                           -----------      -----------

Long-term debt and other                                    10,827,254       11,233,418
Other long-term liabilities                                    950,695          919,091
                                                           -----------      -----------
  Total Liabilities                                         18,425,415       19,053,600
                                                           -----------      -----------

Commitments and Contingencies

SHAREHOLDERS' EQUITY
--------------------
Preferred stock                                                  2,410            2,410
Class A common stock                                            68,873           67,629
Class B common stock                                            46,742           47,187
Additional paid-in capital                                  24,008,280       23,706,723
Retained deficit                                           (10,925,157)     (13,794,814)
Less cost of Class A and Class B
  common stock in treasury                                     (54,953)         (54,953)
                                                           -----------      -----------

TOTAL SHAREHOLDERS' EQUITY                                  13,146,195        9,974,182
                                                           -----------      -----------
TOTAL LIABILITIES AND SHAREHOLDERS'
  EQUITY                                                   $31,571,610      $29,027,782
                                                           ===========      ===========

See accompanying notes to financial statements.


                                 CONSOLIDATED STATEMENTS OF CASH FLOW
                        For the Nine Months Ended December 31, 1995 and 1994
                                            (Unaudited)

                                                              1995             1994
                                                              ----             ----
OPERATING ACTIVITIES
Net Income (Loss)                                          $ 2,869,657     $(3,840,738)

Adjustments to reconcile net income (loss)
  to net cash provided by
  (used in) operating activities:
 Depreciation and amortization                               1,686,048       1,423,591

Changes in operating assets and liabilities:
 (Increase) decrease in receivables                         (1,124,735)       (943,293)
 Net (increase) decrease in inventories
  and other current assets                                  (2,706,438)      1,116,547
 Increase (decrease) in accounts payable
  and accrued liabilities                                     (314,430)      2,212,311
 Increase (decrease) in Other                                   31,604               -
                                                           -----------     -----------
NET CASH PROVIDED BY (USED IN) OPERATING
  ACTIVITIES                                                   441,706         (31,582)
                                                           -----------     -----------

INVESTING ACTIVITIES
 Purchase of property and equipment, net                      (679,806)       (298,247)
 Other, net                                                   (458,807)       (147,701)
                                                           -----------     -----------

NET CASH USED IN INVESTING
  ACTIVITIES                                                (1,138,613)       (445,948)
                                                           -----------     -----------

FINANCING ACTIVITIES
 Proceeds from credit facilities                            16,265,308       6,075,000
 Repayment of credit facilities                            (22,014,700)     (5,800,000)
 Proceeds from term loan facility                            6,839,411               -
 Principal payments on long-term debt                       (1,435,378)       (460,555)
 Exercise (repurchase) of common stock options                 302,355          (1,339)
 Proceeds from sale of common stock                                  -       1,349,062
                                                           -----------     -----------

NET CASH PROVIDED BY (USED IN) FINANCING
  ACTIVITIES                                                   (43,004)      1,162,168
                                                           -----------     -----------

INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS                                        (739,911)        684,638
Cash and cash equivalents at
  beginning of year                                          1,075,713         506,982
                                                           -----------     -----------
CASH AND CASH EQUIVALENTS AT
  END OF QUARTER                                           $   335,802     $ 1,191,620
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

NOTE B -- EARNINGS PER SHARE

          Net income (loss) per common share is computed by dividing net income
(loss), less/plus preferred dividends, by the weighted average number of common shares and common share equivalents (if dilutive) outstanding during the period. Preferred dividends used in this calculation for the three-month and nine-month periods ended December 31, 1995 and 1994 were $105,438 and $316,314, respectively. Undeclared and unaccrued cumulative preferred dividends at December 31, 1995 and 1994 were $1,781,898 and $1,360,146, respectively. Common share equivalents consist of those common shares that would be issued upon the exercise of outstanding stock options. The weighted average number of shares used in the computations was 11,806,130 and 11,436,390 for the quarters ended December 31, 1995 and 1994, respectively, and 11,723,797 and 11,106,320 for the nine-month periods ended December 31, 1995 and 1994, respectively. Primary and fully-diluted income (loss) per share are the same for each of the periods presented.

NOTE C - REGULATORY ACTIVITIES

     During the third quarter, KV was notified by the FDA that the agency considers KV to be in compliance with current good manufacturing practice ("cGMP") requirements.

NOTE D - SUBSEQUENT EVENT

     In January, 1996, the Company concluded an agreement with a major drug marketer to explore the development of products utilizing KV's drug delivery technologies. The agreement requires KV to keep the identity of the other company confidential. Under the agreement, KV received $10 million upon signing of the agreement, as well as certain other considerations. Products developed following such exploration would be subject to separate licensing agreements and terms to be negotiated, including, among other items, royalties payable to KV. The funds received from this Agreement will be used for reducing indebtedness, funding the launch of new products, expanding the Company's line of technology distinguished products and strengthening the Company's financial position. The nature and treatment of the funds received, for financial and accounting purposes, will be applied to reimburse KV for, and eliminate from its balance sheet, approximately $2,500,000 of Improved Drug Entities and to establish a reserve for the expenditure of approximately $1,000,000 for similar purposes in the future. In addition, $650,000 will be applied to eliminate from KV's balance sheet the amount previously expended and carried for patents and trademarks related to KV Technologies. Also, $3,000,000 of the funds received is allocable to an option to purchase 1,000,000 shares of KV's Class A common stock at a purchase price of $50 per share, exercisable on or before March 31, 1997, and an additional $2,000,000 is allocable to an option to purchase 1,000,000 shares of KV's Class A common stock at a purchase price of $75 per share, exercisable on or before March 31, 1998.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF LIQUIDITY AND CAPITAL
-------------------------------------------------------------
RESOURCES AND RESULTS OF OPERATIONS
-----------------------------------

(a)    Liquidity and Capital Resources
       -------------------------------
       1.     Working Capital:
              ---------------
       During the quarter ended December 31, 1995, working capital increased $1,450,431 or 13%, to $12,271,632, while cash increased $115,849. Net cash used in operating activities for the nine months included an increase in receivables of $1,124,735, principally from increased sales volume from ETHEX Corporation, an increase in inventories of $2,726,365 as a result of the increase in the number of products sold by ETHEX and in anticipation of continued growth, and a decrease in accounts payable and accrued liabilities of $314,430. These changes in receivables, inventories and payables were more than offset by the net profit and non-cash charges aggregating $4,555,705. Working capital for the nine months ended December 31, 1995, increased $3,344,887, or 37%, due to current assets increasing $3,091,262, or 20%, while current liabilities decreased $253,625, or 4%. The ratio of current assets to current liabilities increased to 2.8 to 1 as of December 31, 1995, compared to
2.3 to 1 as of March 31, 1995. Capital expenditures of $679,806 were provided by funds from available cash and funds provided by operating activities. Financing activities reflect a decrease in borrowing after the application of proceeds from the exercise of stock options. Subsequent to the end of the quarter, the Company entered into an agreement under which it received $10 million upon signing, which enables the Company to reduce indebtedness and fund product expansion (See Note D).

       2.     Profitability:
              -------------
       The net profit for the third quarter of fiscal 1996 was $1,169,086, compared to $602,467 in the comparable three-month prior year period, an improvement of $566,619, or 94%. Year-to-date, net profit for the first nine months of fiscal 1996 was $2,869,657, compared to a loss of $3,840,738 for the same period of the prior year, an improvement of

$6,710,395. This improvement was due primarily to increased revenues on higher margin products related to sales of new and existing products by KV's ETHEX subsidiary and a reduction in the high level of costs associated with regulatory matters incurred in the same period of the prior year.

       3.     Leverage:
              --------
       The ratio of total liabilities to equity improved to 1.40 to 1 from
1.91 to 1 at year-end, due primarily to an increase in equity of $3,172,013, or 32%, the level of profitability experienced for the first nine months and a reduction in total indebtedness.

b.     Results of Operations
       ---------------------
       1.     Revenues:
              --------
        Consolidated revenues for the third quarter of fiscal 1996 totaled $11,956,080, compared to $11,545,515 for the third quarter of fiscal 1995, an increase of $410,565, or 4% greater than the same period last year. Year-to-date consolidated revenues were $35,383,784, an increase of $7,626,756, or 27%, compared to the same period last year. The increase in volume for both the quarter and year-to-date is primarily attributable to the continued growth being experienced by ETHEX from new and existing products. ETHEX revenues accounted for 76% of consolidated revenues during the third quarter (compared to 66% during the prior period) as ETHEX revenues increased by $1,474,803, or 19% over the same period last year as a result of new products introduced in fiscal 1995 and the first nine months of fiscal 1996. ETHEX revenues accounted for 73% of consolidated net sales, compared to 62% in the comparable prior year period. Particle Dynamics also experienced a modest increase in revenues, while contract manufacturing business declined as part of a planned de-emphasis due to the lower margin nature of this business.

       2.     Costs and Expenses:
              ------------------
        Manufacturing costs were 52% and 54% of net sales for the quarters ended December 31, 1995 and 1994, respectively. Year-to-date manufacturing costs as a percent of net sales were 52% and 65% for the nine months ended December 31, 1995 and 1994, respectively. Manufacturing costs decreased as a percent of sales for the quarter and year-to-date due to the continued growth in sales of higher margin new and existing ETHEX products.
      Research and Development costs increased $55,867, or 5%, for the quarter ended December 31, 1995, compared to the same quarter of the prior year. Year-to-date, these costs decreased $189,980, or 6%, compared to the same period of the prior year. These decreases were primarily due to a reduction in validation costs.
     Selling and administrative expenses decreased $216,007, or 7%, for the quarter ended December 31, 1995, compared to the same period of the prior year due to a decrease in professional, administrative and support costs which more than offset higher marketing costs associated with ETHEX growth. Such costs were 24% and 27% of total revenues for the respective third quarters of fiscal 1996 and 1995. Year-to-date selling and administrative expenses increased $202,501, or 2%, over the same period last year and were 26% and 32% of total revenues for the nine months ended December 31, 1995 and 1994, respectively. Increased expenditures are related to higher ETHEX selling and promotion expenses associated with the significant growth being experienced in new and existing ETHEX products.
       Interest expense increased $17,862 for the third quarter and $183,584 for the nine-month period ended December 31, 1995, compared to the same period of the prior fiscal year. The increases resulted from higher effective interest rates and levels of average borrowings to support present growth.

       3.     Income Taxes:
              ------------
       For the nine-month period ended December 31, 1995, the Company had a current provision for income taxes of $90,000 based on the alternative minimum tax, but otherwise made no provision for income taxes due to a net operating loss carryforward position, compared to no provision for income taxes in the prior year.

       4.     Inflation and Changing Trends:
              -----------------------------
       Although the Company generally has been able to pass along to its customers a portion of cost increases in labor, manufacturing and raw materials under its agreements, in certain instances no increases were effected due to market conditions. However, it is not meaningful to compare changing prices over the past three years because the products, product formulas, product mix and sources of raw materials have varied substantially.
       The Company is continuing to transition its revenue base from one based on lower margin, highly competitive, short-term contract manufacturing to one based on higher margin, technology distinguished generic products, which it is focusing on marketing through ETHEX Corporation, as well as advanced technology drug delivery products to be marketed or co-marketed under long-term marketing agreements and ventures. These advanced technology products (Improved Drug Entities(TM)) are the subject of a number of long-term business arrangements and have differentiated and improved benefits derived from KV's drug delivery system technologies.
       The Company has implemented and is continuing to implement strategies to introduce additional products through its ETHEX subsidiary and to de-emphasize contract manufacturing services. This move to directly market its own technology distinguished generics has allowed the Company to become less dependent upon its pharmaceutical marketing clients for growth and to shift its revenue growth internally, principally through the growth in the number and level of sales of ETHEX Corporation products and the Company's licensing activities. During fiscal 1995, ETHEX introduced ten new products, and, thus far in fiscal 1996, it has also launched 10 new products.
Management believes funds generated from operating activities and increased funds available from the Company's credit facility and a subsequent agreement
(see Note D) will be adequate to meet the Company's requirements.

PART II.  OTHER INFORMATION

Item 6:    Exhibits and Reports on Form 8-K.
------     --------------------------------
           a)  Exhibits - See Exhibit Index on page 15.

           b) The Company did not file any reports on Form 8-K during the quarter ended December 31, 1995.

SIGNATURES
----------

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                KV PHARMACEUTICAL COMPANY





Date:         February 12, 1996                    /s/ Marc S. Hermelin
     ----------------------------------         -------------------------------
                                                       Marc S. Hermelin
                                                   Vice Chairman of the Board





Date:        February 12, 1996                    /s/ Gerald R. Mitchell
     ----------------------------------         -------------------------------
                                                      Gerald R. Mitchell
                                                   Vice President - Finance
                                                   Chief Financial Officer

                                        EXHIBIT INDEX


Exhibit Number              Description                              PAGE
--------------              -----------                              ----
     11           Computation of Earnings (Loss)                     15-16
                  Per Share Calculation.  Filed
                  Herewith.



                                                                                                EXHIBIT 11

                                      KV PHARMACEUTICAL COMPANY AND SUBSIDIARIES
                                        Earnings (Loss) Per Share Calculation
                                           Primary Earnings (Loss) Per Share


                                         For the Three Months Ended              For the Nine Months Ended

                                        12/31/95           12/31/94           12/31/95            12/31/94
                                      ------------       ------------       ------------        ------------

  Net income (loss)                   $ 1,169,086        $   602,467        $  2,869,657        $(3,840,738)
  Less dividends on preferred stock      (105,438)          (105,438)           (316,314)          (316,314)
                                      -----------        -----------        ------------        -----------
  Income (Loss) Attributed to
    Common Stock                      $ 1,063,648        $   497,029        $  2,553,343        $(4,157,052)
                                      ===========        ===========        ============        ===========



 Average Number of Common Shares
   and Common Share Equivalents
   Outstanding:
   Average common shares
     outstanding                       11,501,638         11,205,525          11,464,421         11,106,320
   Common share equivalents
     (after application of
     treasury stock method):
   Shares issuable upon conversion
     of stock options                     304,492            230,865             259,376                N/A
                                      -----------        -----------        ------------        -----------


   Average Common Shares and
     Common Share Equivalents
     Outstanding                       11,806,130         11,436,390          11,723,797         11,106,320
                                      ===========        ===========        ============        ===========


Primary Income (Loss) per Share <F1>:       $0.09              $0.04              $ 0.22             $(0.37)
                                            =====              =====              ======             ======

<F1>    The two-class method for Class A and Class B common stock is not presented because the earnings (loss) per share are equivalent to the if converted method since dividends were not declared or paid and each class of common stock has equal ownership of the Company.

                                                                                                    EXHIBIT 11

                                              KV PHARMACEUTICAL COMPANY AND SUBSIDIARIES
                                                Earnings (Loss) Per Share Calculation
                                               Fully-Diluted Earnings (Loss) Per Share

                                               For the Three Months Ended              For the Nine Months Ended

                                               12/31/95            12/31/94          12/31/95           12/31/94
                                             ------------        ------------      ------------       ------------
   Net income (loss)                         $ 1,169,086        $   602,467        $ 2,869,657        $(3,840,738)
   Less dividends on preferred stock            (105,438)          (105,438)          (316,314)          (316,314)
   Plus dividends not payable due to
     preferred stock conversion                  105,438            105,438            316,314            316,314
                                             -----------        -----------        -----------       ------------
   Income (Loss) Attributed
      to Common Stock                        $ 1,169,086        $   602,467        $ 2,869,657       $ (3,840,738)
                                             ===========        ===========        ===========       ============


Average Number of Shares
   Outstanding on a Fully-
   Diluted Basis:
   Average common shares
     outstanding                              11,501,638         11,205,525         11,464,421         11,106,320
   Common share equivalents
   (after application of treasury
   stock method):
   Shares issuable upon conversion
     of stock options                            430,143            170,740            341,320            254,500
   Common equivalent shares for
     preferred stock                             301,250            301,250            301,250            301,250
                                             -----------        -----------        -----------        -----------
   Average Number of Shares
     Outstanding on a
     Fully-Diluted Basis                      12,233,031         11,677,515         12,106,991         11,662,070
                                             ===========        ===========        ===========        ===========

Fully-Diluted Income (Loss)
  per Share <F1> <F2>:                            $ 0.10             $ 0.05             $ 0.24             $(0.33)
                                                  ======             ======             ======             ======

<F1> The two-class method for Class A and Class B common stock is not presented because the earnings (loss) per share are equivalent to the if converted method since dividends were not declared or paid and each class of common stock has equal ownership of the Company.

<F2> This calculation is submitted although it is contrary to Paragraph
     40 of APB Opinion No. 15 as it produces an anti-dilutive result. Also, the preferred stock would not qualify as a common share equivalent because the cash yield at issuance was not less than 66-2/3% of the then current average Aa corporate bond yield.