Form 10-K405
period 1996-03-31
KV PHARMACEUTICAL CO /DE/
filed 1996-07-15
CIK 57055

                  SECURITIES AND EXCHANGE COMMISSION
                  ----------------------------------
                        Washington, D.C. 20549

                              FORM 10-K

Mark One
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

      For the fiscal year ended March 31, 1996 OR --------------------

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

      For the Transition period from ----------- to ------------------

                     Commission file number 1-9601

                      --------------------------

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

Securities registered pursuant to Section 12 (g) of the Act:
7% Cumulative Convertible Preferred, par value $.01 per share

            Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports) and (2) has been
subject to such filing requirements for the past 90 days.  Yes  X   No
                                                               ---      ---

            Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

            The aggregate market value of the 5,003,652 shares of Class A and 2,463,400 shares of Class B Common Stock held by nonaffiliates of the Registrant as of June 21, 1996 was $63,171,107 and $31,408,350 respectively. As of June 21, 1996, the Registrant had outstanding 7,187,343 and 4,649,436 shares of Class A and Class B Common Stock, respectively, exclusive of treasury shares.

DOCUMENTS INCORPORATED BY REFERENCE

            The following document is incorporated into this Report by reference:

            Part III: Portions of the definitive proxy statement of the Registrant (to be filed pursuant to Regulation 14(A) for Registrant's 1996 Annual Meeting of Shareholders, which involves the election of directors), is incorporated by reference into Items 10, 11, 12 and 13 to the extent stated in such items.

Item 1.     Description of  Business.
            ------------------------

       (a)  General Development of Business.
            -------------------------------

            K-V Pharmaceutical Company ("KV") was incorporated under the laws of Delaware in 1971 as a successor to a business originally founded in 1942. Victor M. Hermelin, KV's Chairman and founder, obtained initial patents for early controlled release and enteric coated technologies in the early 1950's.

            KV is a pioneer in the area of advanced drug delivery technologies which enhance the effectiveness of new therapeutic agents, existing pharmaceutical products and nutritional supplements. The Company has developed a diverse portfolio of ten technologies, including three oral controlled release technologies, four site-specific oral and topical delivery technologies, and three tastemasking technologies. These systems, which are used in the Company's products and the products of its marketing licensees, are designed to improve and control the absorption and utilization by the human body of active pharmaceutical compounds, allowing the compounds to be administered less frequently with potentially reduced side effects, improved drug efficacy and/or enhanced patient compliance. Additionally, the Company continually applies its scientific expertise and development experience to refine and enhance its existing drug delivery systems and formulation technologies and to create new technologies that may be used in its drug development programs.

            KV licenses the marketing rights for products developed with these drug delivery technologies to major domestic and international brand name pharmaceutical marketers in return for license fees, milestone payments, research reimbursement and manufacturing and royalty revenues.

            In February, 1990, KV established a generic marketing capability through a wholly-owned subsidiary, ETHEX Corporation ("ETHEX"), which makes KV one of the only drug delivery research and development companies that also markets "technology distinguished" generic products.
Through ETHEX, the Company directly markets and distributes generic products to national drug store chains, wholesalers and distributors, as well as independent pharmacies and mail order firms.

            KV's other wholly-owned subsidiary, Particle
Dynamics, Inc. ("PDI"), formerly known as Desmo Chemical
Corporation, was incorporated in New York in 1948 and acquired by KV in 1972. Through PDI, the Company develops and markets specialty pharmaceutical raw materials, including directly compressible and microencapsulated ingredients used in pharmaceutical processing, tastemasked vitamins and minerals for the nutritional and food industries, and other products in combination with KV's controlled release and tastemasking technologies.

            (Hereinafter, KV, ETHEX and PDI are sometimes referred to collectively as "KV" or the "Company.")

       (b)  Industry Segments
            -----------------

            The Company operates principally in one
industry segment, consisting of pharmaceutical development, manufacturing and marketing. The Company engages in the research and development, production and sale of drug products in a variety of dosage forms utilizing KV's proprietary drug delivery technologies. Revenues are received from customers for the development, manufacture and sale of drug products to pharmaceutical marketers and from directly marketing its own technology distinguished generic products. Revenues may be received in the form of licensing revenues and/or royalty payments to KV based upon a percentage of the licensee's sales of the product, in addition to manufacturing revenues, when marketing rights to products using KV's advance drug delivery technologies are licensed.

       (c)  Narrative Description of Business
            ---------------------------------

            The Company is engaged in the formulation and commercialization of brand name prescription, generic prescription and over-the-counter ("OTC") products utilizing the Company's proprietary drug delivery technologies. The Company is a pioneer in the area of advanced drug delivery technologies, and has developed and patented a wide variety of drug delivery and formulation technologies, including controlled release, site specific and tastemasking systems. These systems, which are used in the Company's products and the products of its marketing licensees, are designed to improve and control the absorption and utilization by the human body of active pharmaceutical compounds, allowing the compounds to be administered less frequently with potentially reduced side effects, improved drug efficacy and /or enhanced patient compliance.

            The Company develops generic drugs using its proprietary technologies that it markets and distributes through its wholly-owned subsidiary, ETHEX Corporation. ETHEX currently offers 33 products, 20 of which were launched over the past two fiscal years and 27 of which utilize KV's drug delivery systems. Approximately 10 additional products are expected to be launched during fiscal 1997. ETHEX Corporation distributes and markets these technology distinguished generic products directly to various markets and classes of trade customers, including wholesalers, chains, distributors, mail order houses, independent pharmacies, large HMOs and PPOs. ETHEX has achieved a 100% penetration in the 25 largest wholesalers and chains. Development of generic versions of existing brand name products is typically less costly and time consuming than the development of new drug products, because generic drugs that require FDA approval typically contain pharmaceutical compounds previously approved by the FDA and generally qualify for the use of an abbreviated testing and approval process.

            The Company also enters into development and licensing arrangements with companies that (i) hold patent or marketing exclusivity rights to existing pharmaceutical products that may benefit from the application of KV's proprietary drug delivery technologies, (ii) are developing new therapeutic agents that require delivery systems or formulation capabilities such as those offered by the Company, and/or (iii) can market and sell the products developed by the Company. To date, KV has entered into 15 such agreements with various pharmaceutical marketers, including Glaxo Wellcome, Sandoz, Janssen Pharmaceutica (Johnson & Johnson) and Taisho Ltd. of Japan. Under these agreements, KV generally develops a product which utilizes its drug delivery system in return for license fees, milestone payments, research reimbursement and manufacturing and royalty revenues. The Company's licensee is generally responsible for clinical trials, regulatory approvals and marketing activities. In certain cases, the Company may develop a product, conduct clinical trials and seek regulatory approval before entering into a licensing arrangement. In 1996, the Company also entered into an agreement with a major pharmaceutical company to explore the development of products utilizing KV's drug delivery technologies.

            Particle Dynamics, Inc. has developed and markets to the pharmaceutical, nutritional and food industries four distinct lines of specialty raw material products. DESCOTE(R) is a family of tastemasked vitamin and mineral products particularly applicable to chewable OTC pharmaceutical products and children's vitamins. DESTAB(TM) is a family of direct compression products which enable pharmaceutical manufacturers to produce tablets and caplets in a more efficient manner. DESTRIT(TM) is a family of low dose vitamin products for direct compression into vitamin tablets and VITACOTE(TM) is a line of stabilized vitamins for use in the pharmaceutical and food industries.

            Since 1994, the Company has strategically de-emphasized its historical business of providing lower margin short term supply contract manufacturing services to pharmaceutical companies and has implemented an integrated business strategy that allows the Company to commercialize its drug delivery technologies in a variety of ways, principally through the development of both brand name and generic pharmaceutical products. During fiscal 1996, approximately 69% of the Company's net revenues were derived from the sale of generic products by ETHEX, in contrast to 63% in fiscal 1995, and 35% in fiscal 1994.

            The Company's marketing strategy is to maintain its position as a leading developer of innovative drug delivery systems and to apply its technologies to the formulation and commercialization of technologically distinguished brand name and generic drugs. This marketing strategy is comprised of three main components:

            The Development of Technologically
Distinguished Generic Drugs.   The Company applied and
continues to apply its drug delivery systems and formulation capabilities to develop technologically distinguished generic drugs. The Company does so by (i) identifying and replicating brand name drugs that are either off patent or are approaching patent expiration and which require advanced drug delivery systems, or (ii) applying the Company's tastemasking formulations to an off patent drug in order to meaningfully increase patient compliance and the drug's commercial appeal.

            The Development of Brand Name Pharmaceuticals. The Company applies its proprietary drug delivery technologies in the formulation and development of brand name prescription and OTC pharmaceutical products. The Company plans to continue to enter into long term licensing agreements with pharmaceutical marketing companies under which the Company develops products which utilize its drug delivery systems in return for license fees, milestone payments, research reimbursement and manufacturing and royalty revenues on sales of the products.

            Selective Acquisitions and In-Licensing
Opportunities. The Company is actively seeking opportunities to acquire additional products, product rights, technologies, and distribution channels that complement the Company's business and which can be integrated into the Company's existing research, manufacturing or distribution operations or provide additional products, technologies or marketing and sales capabilities.


DRUG DELIVERY TECHNOLOGIES
- --------------------------

            KV's proprietary drug delivery and formulation technologies enhance the effectiveness of new therapeutic agents, existing pharmaceutical products and nutritional supplements, such as vitamins and minerals. KV's controlled release drug delivery systems are designed to control the amount and rate of release of a drug to optimize its therapeutic effect, thus reducing or eliminating undesirable or unsafe side effects. During the 1990's, KV has continued to develop and introduce important new generations of technologies which represent significant advancements in the field of drug delivery systems. These drug delivery systems are generally organized in the areas of "controlled release", "tastemasking" and "site specific" technologies. These technologies are based on the absorption, distribution and excretion characteristics of individual drugs in the body and the many physiological and environmental variances which influence drug ingestion and utilization. Many of these technologies have been used successfully for the commercialization of products currently being marketed by the Company and its pharmaceutical marketing licensees. The following describes the Company's principal drug delivery technologies.


Controlled Release Technologies
- -------------------------------

            The Company has developed a number of
controlled release drug delivery systems and formulation techniques that tailor the drug release profiles of certain orally administered pharmaceuticals and nutritional supplements. These systems, which provide for a single oral dose that releases the active ingredient over periods ranging from six to 24 hours, are designed to improve patient compliance, improve drug effectiveness and reduce potential side effects. These technologies have been used to formulate tablets, capsules and caplets that deliver single therapeutic compounds, as well as multiple active compounds, each requiring different release patterns within a single dosage form.

            KV/24(R) is a precisely controlled drug delivery system that can be taken orally once every 24 hours, affording the patient a reduced dosing regimen and dramatically reducing commonly reported side effects. KV/24(R) is also a multi-particulate technology that can combine several different drug compounds, each requiring its own unique release profile, in a single dosage form. KV/24(R) systems have been developed in capsule and tablet form for a number of prescription and OTC products.

            METER RELEASE(R) is a twice a day dosing, polymer-based drug delivery system which offers different release characteristics than KV/24(R) and is used for products that require a drug release rate of between eight and 12 hours. METER RELEASE(R) systems have been developed in tablet, capsule and caplet form and have been commercialized in the cardiovascular, gastrointestinal and upper respiratory categories through products marketed by ETHEX Corporation and under licensing agreements in various therapeutic categories.

            MICRO RELEASE(R) is a micro-particulate
formulation that employs smaller particles than KV/24(R) and METER RELEASE(R). MICRO RELEASE(R) encapsulates therapeutic agents which improve a drug's absorption in the body where precise release profiles are less important. MICRO RELEASE(R) has been commercialized in prescription and OTC nutritional products, including various prenatal vitamins marketed through ETHEX Corporation.


Tastemasking Technologies
- -------------------------

            KV has been at the forefront in the development of pharmaceutical formulations capable of improving the flavor of unpleasant tasting drugs. The Company has developed numerous platforms for its tastemasking technologies, including liquid, chewable and dry powder formulations.

            FlavorTech(TM) is a liquid formulation technology designed to reduce bad tasting therapeutic products. FlavorTech(TM) has been commercialized in cough/cold syrup products marketed through ETHEX Corporation and has special application to other products, such as antibiotic, geriatric and pediatric pharmaceuticals. FlavorTech(TM) is the subject of a recent licensing agreement with Sandoz Pharmaceuticals Corporation for one of its liquid cough/cold products.

            TASTELESSE(R) is a tastemasking technology which incorporates a dry powder, microparticulate approach to reducing objectionable tastes by sequestering the unpleasant drug agent in a specialized matrix. The TASTELESSE(R) technology can be formulated into chewable tablets or into packets that can be sprinkled on food, taken directly into the mouth, or stirred into water or other liquid before swallowing. This formulation technique has the effect of "shielding" the drug from the taste receptors without interfering with the dissolution and ultimate absorption of the agent within the gastrointestinal tract. TASTELESSE(R) may be used in connection with such products as macrolide antibiotics, amino acids, vitamins and other unpleasant tasting drug compounds.

            LIQUETTE(R) is a tastemasking system which incorporates unpleasant tasting drugs into a hydrophilic and lipophilic polymer matrix to suppress the taste of a drug. This technology is used for mildly to moderately distasteful drugs. The LIQUETTE(R) technology has been successfully commercialized in Japan through a licensing agreement with SS Pharmaceutical.


Site Specific Technologies
- --------------------------

            KV's site specific technologies use advanced polyphasic principles that result in a complex emulsion which adheres to the desired tissue and controls the release of the drug. The Company has developed a number of site specific systems and formulations that it tailors to the desired route of administration. To date, the Company has applied its site specific technologies in cream, lotion, lozenge and suppository form to deliver therapeutic agents to vaginal, rectal, oral, skin, pharyngeal and esophageal tissues.

            SITE RELEASE(R) is a patented, controlled release bioadhesive delivery system which incorporates advanced polyphasic principles to create a bio-emulsion system capable of delivering therapeutic agents in oral, topical
and vaginal forms.   To the Company's knowledge, SITE
RELEASE(R) is the only bioadhesive delivery system that is clinically proven.

            SITE RELEASE(R) is the subject of licensing and development agreements with such companies as Syntex
Corporation, Taisho Ltd. of Japan, J. Uriach & Cia of Spain and others, to develop products for the treatment of topical and vaginal fungal infections.

            OraSite(R) is a controlled released mucoadhesive delivery system administered orally in a solid or liquid form. A drug formulated with the OraSite(R) technology may be formulated as a liquid or as a lozenge in which the dosage form liquefies upon insertion and adheres to the mucosal surface of the mouth, throat and esophagus. OraSite(R) possesses characteristics particularly advantageous to therapeutic areas such as oral hygiene, sore throat and periodontal and upper gastrointestinal tract disorders.

            Trans-E(TM) (for transesophageal) is a new and novel bio-adhesive, controlled release delivery system which may permit oral delivery of compounds that normally would be degraded if administered orally, such as growth hormone, calcitonin and other protein/peptides and other complex compounds. Trans-E(TM) was specifically designed to provide an oral delivery alternative to biotechnology and other compounds that currently are injected or infused.

            BioSert(R) is a patented, bio-adhesive, controlled release system which at room temperature is a solid rectal or vaginal suppository and after insertion becomes a bioadhesive long acting cream. BioSert(R) has particular applications to therapeutic areas such as antifungals, narcotic analgesics and anti-arthritics.

COMPETITION
- -----------

            Competition in the development and marketing of pharmaceutical products is intense and characterized by extensive research efforts and rapid technological progress. Many companies, including those with financial and marketing resources and development capabilities substantially greater than those of the Company, are engaged in developing, marketing and selling products that compete with those offered by the Company. There are also a few companies, including KV, which specialize in drug delivery technology and the development of products derived from those technologies for sale/licensing to pharmaceutical marketers. The Company believes that its patents, proprietary trade secrets, technological expertise, product development and manufacturing capabilities position it to continue to develop products to compete effectively in the marketplace and maintain a leadership position in the field of advanced drug technologies.

            The Company also sells directly to various markets and classes of customers with respect to its technologically distinguished generic products marketed by ETHEX Corporation. The Company believes ETHEX is subject to active competition from numerous firms. The primary competitive factors in this area are customer service, quality of products, approval for manufacture and distribution by the FDA, and price. The competition varies among products, markets and classes of customers. The Company is subject to potential additional competition from firms who are able to obtain the necessary governmental approvals to manufacture and distribute similar products.


REGULATION
- ----------

            The design, development and marketing of pharmaceutical compounds are intensively regulated by the Federal Food and Drug Administration ("FDA") and comparable agencies in foreign countries. For example, The Federal Food, Drug and Cosmetic Act, the Controlled Substances Act and other United States federal statues and regulations impose requirements on the testing, manufacturing and approval of the Company's products before a drug can be marketed in the United States. Obtaining FDA approvals is a costly, time-consuming process and there is no guarantee that such approval will be obtained with respect to an individual product. All companies in the pharmaceutical industry are subject to FDA inspections for compliance with current Good Manufacturing Practice ("cGMP"), which encompasses all aspects of the production process as interpreted by the FDA and involves changing and evolving standards. FDA inspections are a part of a continuing effort by the FDA to upgrade the level of industry-wide compliance with cGMP, with an emphasis on increased validation of products and increased stringency of Standard Operating Procedures. The Company undergoes FDA inspections at all of its facilities.

            On April 21, 1993, the FDA instituted a civil seizure action involving essentially all of the Company's solid oral dosage form drug products. On June 14, 1993, the Company entered into a Consent Decree (the Agreement) with the FDA which settled the seizure action and required the Company to engage cGMP experts to certify that these products were manufactured in conformity with cGMP and that the Company's facilities are operated in compliance with cGMP. The certifications necessary for the release of seized products were substantially completed by June 1994. In December 1995, the Company was informed by the FDA that it had been found to be in substantial compliance with cGMP requirements, resulting in the expiration of certain requirements of the Agreement, including the requirement that the Company submit cGMP data with respect to all solid oral dosage drugs manufactured by the Company before releasing such drugs for sale to the public.

            Since 1992, the Company has implemented new programs to ensure full compliance with all of the FDA's regulatory requirements and their increasingly vigorous interpretation by the government.

            With respect to potential new products, there are two principal ways for the Company to satisfy the FDA's safety and efficacy requirements for a new drug product, a new drug application (an "NDA") and an abbreviated new drug application ( an "ANDA"). In recent years, the Company has experienced delays in obtaining FDA approval and, in certain instances, KV's customer is responsible for obtaining the FDA approvals and have been similarly delayed. A number of products KV anticipated would be introduced to the pharmaceutical market by KV or its client pharmaceutical companies in fiscal 1992 through 1996 were delayed. The Company follows a policy of not disclosing information on the specific products covered by its FDA applications in order to protect the confidentiality and competitive position of the Company and its customers with respect to products which it has developed and expects to be the subject of future market introductions.

            As a consequence of the uncertainties inherent in the drug approval process, an applicant is not in the position to predict in advance all of the substantive and procedural requirements for FDA approval of a particular product. In addition, the Company believes that under the agency's invocation of its "Application Integrity Policy", the FDA will not process the Company's applications until the Company has satisfied the FDA with respect to data previously submitted and has implemented any additional procedures necessary to assure the accuracy of information furnished by the Company. However, the FDA has specifically advised the Company that the Application Integrity Policy does not adversely delay any of its clients' NDA and ANDA submissions for products KV has developed and will manufacture for such clients. Currently, it is the applications of KV's clients which have the greatest value to the Company. Therefore, the Company believes that any delay in processing the Company's own applications will not have a material adverse effect on the Company.

            The Company also cannot predict whether future legislative or regulatory developments might have an adverse effect on the Company. It is the Company's belief that generic drugs and drug delivery products can provide cost savings opportunities which the Company could benefit from in its ETHEX Corporation subsidiary's growth as well as in its drug delivery research business.

            Some raw materials essential to the Company's business are furnished by its customers for conversion to finished products. During fiscal 1996, the Company encountered no serious shortages of any particular raw materials and has no indications that significant shortages will occur. However, a serious shortage of certain raw materials could have a material adverse effect upon the Company.

            The Company regards its drug delivery
technologies as proprietary and maintains an extensive trade secret and patent protection program. Because the patent laws often serve as an educational tool to others and sometimes afford only limited practical protection, the Company also relies on trade secret laws and restrictions on disclosure and transferability contained in its product license agreements. Internal safeguards incorporated in its technologies also serve to protect the proprietary nature of its programs. In addition, employees with access to proprietary information and potential customers who evaluate KV's products are required to execute non-disclosure agreements. The Company intends to maintain and enforce the proprietary nature of its technologies. In addition to its patent and trade secret protection, KV believes that the collective knowledge and experience of its management and personnel and their ability to develop and enhance drug delivery technologies and products developed from such technologies are also of competitive significance.

            The Company presently owns 38 domestic and foreign patents expiring through 2013 and 24 trademarks expiring through 2007 (which are renewable assuming continuous use), none of which is considered material to the continuing operations and success of the Company. The Company considers its proprietary know-how and processing techniques to be of greater importance to its continuing operations than such patents.

            In order to protect its goodwill, the Company has applied for trademark protection for its technology names such as SITE RELEASE(R), KV/24(R), FlavorTech(TM), OraSite(R), METER RELEASE(R), MICRO RELEASE(R), DESCOTE(R), IMPROVED DRUG ENTITIES(TM), and others. The Company intends to continue to trademark new technology and product names as they are developed.

            The business of the Company is generally not seasonal, although a number of new cough/cold products marketed through ETHEX Corporation can be subject to seasonal demand.

            The nature of the Company's business does not involve unusual working capital requirements. Inventories are maintained at sufficient levels to support current production and sales levels.

            Customers of the Company consist of large and small pharmaceutical marketing companies, drug chains and wholesalers. During fiscal 1996 and 1995, no unaffiliated customer individually accounted for 10% or more of the Company's consolidated revenues.

            Previously, the Company's backlog of orders was driven by the contract manufacturing business segment with lead times ranging from several months and purchase orders covering up to one year commitments. The Company has transitioned itself so the majority of its sales are related to directly marketed generic products through ETHEX Corporation. Backlog measurements are not meaningful, due to the short lead time required (days) in filling orders at any point in time relative to sales or income for a full 12-month period.

            The estimated direct dollar amount, including overhead, spent by KV on research activities relating to the development of new products or services or the improvement of existing products or services was approximately $4,629,000 in fiscal 1996, $4,795,000 in fiscal 1995, and
$4,805,000 in fiscal 1994. The estimated dollar amount contributed by customers to these amounts was approximately $70,000 in fiscal 1996, $271,000 in fiscal 1995 and $200,000 in fiscal 1994.

            Research and development spending for KV products comes from KV internal funding and from its major drug company customers who have licensed marketing rights to KV-developed products. KV's research and development spending, not including other sponsored sources of funds, is approximately 9% of current revenues. This does not include amounts KV's licensing partners are separately spending for development and clinical research on KV products.

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

            As of June 30, 1996, the Company had 304 employees. The Company is subject to a collective bargaining agreement which expires in 1996 and covers 50 employees. A new collective bargaining agreement is expected to be ratified in July, 1996. The Company believes that its relations with its employees are good.

            The Company presently does not have material operations or sales in foreign countries and its domestic sales are not subject to unusual geographic concentration.


Item 2.     Properties.
            ----------

            The Company's general offices are located in a two-story brick building at 2503 South Hanley Road in St.
Louis County, Missouri, containing approximately 25,000 square feet of floor space. The Company has a lease on the building for a period expiring December 31, 1996, which is in the process of being renewed.

            In addition, the Company has the leases and the owned facility shown in the following table:

                                                 SQ FT    LEASE      RENEWAL
FACILITY                      USAGE              LEASED   EXPIRES    OPTIONS
- ---------------------------------------------------------------------------------
2629 S. Hanley Road           Mfg. Oper.         18,000   11/30/97   5 years
821 Hanley Industrial Court   Mfg. Oper.          5,000   11/30/97   3 years
8046-50 Litzsinger Road       Mfg. Oper.         17,000   12/31/96   5 years
8056 Litzsinger Road          Office/Maint.       3,000   12/31/96   5 years
2635 S. Hanley Road           Mfg. Oper.         12,150   11/30/97   5 years
819 Hanley Ind'l Ct.          Mfg. Oper.          5,000   11/30/97   3 years
2525 S. Hanley Road           Mfg. Oper.         16,800   06/30/97   None
8054 Litzsinger Road          Office              3,000   12/31/96   5 years
10888 Metro Court             Office/Warehouse   81,810   09/30/99   10 years<F*>
2601 S. Hanley Road           PDI Office          1,480   04/30/97   5 years
2303 Schuetz Rd.              Mfg. Oper.         90,000   Owned      N/A

<F*>Two five year options

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


Item 3.     Legal Proceedings.
            -----------------

            On June 14, 1993, a consent decree agreement was executed between the Company and the FDA which required the Company to take various actions to assure that the Company's products are manufactured in conformity with cGMP and that KV facilities are operated in compliance with cGMP. In December 1995, the Company was informed by the FDA that it had been found to be in substantial compliance with cGMP requirements, resulting in the expiration of certain requirements of the Agreement, including the requirement that the Company submit cGMP data with respect to all solid oral dosage drugs manufactured by the Company before releasing such drugs for sale to the public. Management believes that the Company can operate satisfactorily under the agreement and does not anticipate any material long-term adverse effects.

            On April 6, 1995, the Company entered into a plea agreement with the U.S. Department of Justice under which the Company agreed to plead guilty to (1) two misdemeanor violations of the Federal Food, Drug and Cosmetic Act involving the failure to file certain required reports with the FDA in 1991 with respect to two lots of an erythromycin oral suspension product previously manufactured by the Company and (2) two misdemeanor counts involving the shipment of two lots of the same product, inappropriately labeled as to their shelf life. Under the plea agreement, the Company agreed to pay a fine of $500,000 and costs of $100,000 in installments of $75,000 every six months over 3 1/2 years, beginning in July 1995.


Item 4.     Submission of Matters to a Vote of Security Holders.
            ---------------------------------------------------

            Not applicable.


Item 4(a).  Executive Officers of the Registrant<F1>.
            ------------------------------------

            The following is a list of the current
executive officers of the Company, their ages, their positions with the Company and their principal occupations for at least the past five years.

NAME                    AGE   POSITION HELD AND PAST EXPERIENCE
- ---------------------------------------------------------------
Victor M. Hermelin       82   Director, Chairman of the Board
                              and Treasurer of the Company.

Marc S. Hermelin         54   Director, Vice-Chairman of the
                              Board and Chief Executive
                              Officer<F2>.

Alan G. Johnson          61   Director and Secretary of the
                              Company. Attorney at Law and
                              Member in the law firm of Gallop,
                              Johnson & Neuman, L.C. since 1976;
                              Director of MRL, Inc.; Siboney
                              Corporation and Triax
                              Communications Corporation

Garnet E. Peck, Ph.D.    65   Director of the Company since
                              1994.  Professor of Industrial
                              Pharmacy and Director of
                              Industrial Pharmacy for Purdue
                              University School of Pharmacy and
                              Pharmacal Sciences since 1967.

Raymond F. Chiostri      62   Vice President and Group President
                              of KV since 1986 and Chief
                              Executive Officer of Particle
                              Dynamics, Inc. since 1995.
                              President - Pharmaceutical
                              Division of KV 1986 to 1995.

Gerald R. Mitchell       57   Vice President of Finance since
                              1981.

Mitchell I. Kirschner    50   Corporate Vice President of
                              Business Development since 1989.<F2>

            The term of office for each executive officer of the Company expires at the next annual meeting of the directors or at such time as his successor has been elected and qualified.

- ------------------------------
<F1>This information is included in Part I as a separate item in accordance with Instruction 3 to Item 401(b) of Regulation S-K and General Instruction G to Form 10-K.

<F2>Victor M. Hermelin is the father of Marc S. Hermelin and father-in-law of Mitchell I. Kirschner.

                          PART II

Item 5.     Market for the Company's Common Stock and
            -----------------------------------------
            Related Security Holder Matters
            -------------------------------

       a)   Principal Market
            ----------------

            The Company's Class A Common Stock and Class B
            Common Stock are traded on the American Stock
            Exchange under the symbols KV.A and KV.B, respectively.

       b)   Stock Price and Dividend Information
            ------------------------------------

            High and low closing sales prices on the American Stock Exchange of the Company's Class
            A and Class B Common Stock during each quarter of fiscal 1996 and 1995 were as follows:

CLASS A COMMON STOCK
- --------------------

             FISCAL 1996                   FISCAL 1995
           ----------------              ---------------
QUARTER     High      Low                 High      Low
- -------    ------    ------              ------    -----
First       8 1/2     5 3/8               9 3/8    7 1/4
Second     10 1/8     6 3/4               9 1/4    6 1/2
Third      13 3/8     7 3/4               8        4 3/8
Fourth     17 7/8    11 1/4               7 1/2    5 1/8

CLASS B COMMON STOCK
- --------------------

             FISCAL 1996                   FISCAL 1995
           ----------------              ---------------
QUARTER     High      Low                 High      Low
- -------    ------    ------              ------    -----
First       8 1/2     5 5/8               9 1/8    7 3/8
Second     10         7 1/2               9 1/4    6 1/2
Third      13 3/8     7 3/4               7 7/8    4 5/8
Fourth     17 7/8    11 1/2               7 1/2    5 1/4


            No cash dividends were paid on the Company's
Class A Common Stock or Class B Common Stock in fiscal 1996 or 1995. See Note 2 to the Financial Statements regarding limitations on the payment of dividends.

       (c)  Approximate Number of Holders of Common Stock
            ---------------------------------------------

            The number of holders of record of the
Company's Class A and Class

B Common Stock as of June 21, 1996 was 742 and 677, respectively (not separately counting shareholders whose shares are held in "nominee" or "street" names, which are estimated to represent approximately 4,000 additional shareholders for each class of common stock).

Item 6.     Selected Financial Data

                               ($ in 000's, except per share data)

                                      Years Ended March 31,
                      -----------------------------------------------------
                        1996       1995       1994        1993       1992
                        ----       ----       ----        ----       ----
Revenues               $49,789    $39,743    $38,171     $43,496    $42,019
  % Change                25.3        4.1      (12.2)        3.5       19.6

Net income
(loss)<Fc>               4,043     (5,375)    (8,181)      1,055         90

Net income (loss)
  per common
  share<Fa><Fb><Fc>       0.31       (.52)      (.78)        .06       (.05)

Total assets<Fc>        29,170     29,028     31,802      39,331     33,653

Long-term debt
  and other              3,452     12,153     13,323      11,886      9,040

Shareholders'
  Equity<Fc>            20,550      9,974     13,343      21,631     20,993

NOTES:
- -----
<Fa> After deducting preferred dividends of $421,750 or $.04 per common share in 1996, 1995, 1994 and 1993 and $593,696 or $.06 per common share in 1992.

<Fb> There were no cash dividends paid on any shares of
     common stock during the five years ended March 31, 1996.

<Fc> Fiscal year 1992 has been restated to reflect the
     effect of the accounting change made in 1993 of valuing inventories from the last-in, first-out (LIFO) method to the first-in, first-out (FIFO) method.

Item 7.     Management's Discussion and Analysis of Results of
            --------------------------------------------------
            Operations, and Liquidity and Capital Resources
            -----------------------------------------------

       (a)  Results of Operations
            ---------------------

            The following table summarizes the Company's historical results of operations as a percentage of revenues for fiscal years 1996, 1995 and 1994.

                                               Fiscal Year Ended
                                   1996               1995              1994
                              ---------------    ---------------   ---------------
                              Amount  Percent    Amount  Percent   Amount  Percent
                              ------  -------    ------  -------   ------  -------
                                             (Dollars in thousands)
ETHEX (generic products)      $34,498   69%      $24,939   63%     $13,532   35%
KV (manufacturing &
  licensing)                    7,430   15         7,729   19       16,702   44
PDI (pharmaceutical
  compounds)                    7,861   16         7,075   18        7,937   21
                              -------  ---       -------  ---      -------  ---
  Net Revenues                $49,789  100%      $39,743  100%     $38,171  100%

Costs and Expenses:
  Manufacturing costs         $26,260   53%      $26,066   66%     $27,558   72%
  Research and
    development                 4,559    9         4,525   11        5,605   14
  Selling and administrative   12,749   25        11,979   30       11,926   31
  Other, Net                    2,088    4         2,548    6        1,263    3
                              -------  ---       -------  ---      -------  ---
    Total costs & expenses    $45,656   91%      $45,117  113%     $46,352  121%
  Income (loss) before
    income taxes                4,133    9        (5,375) (13)      (8,181) (21)

  Net income (loss)            $4,043    8%      $(5,375) (13)%    $(8,181) (21)%
                              =======  ===       =======  ===      =======  ===


FISCAL 1996 COMPARED TO FISCAL 1995
- -----------------------------------

            Revenues. Net revenues increased $10.1 million, or 25%, to $49.8 million during fiscal 1996 from $39.7 million in fiscal 1995. This sales growth was primarily due to an increase in the volume of new and existing generic products sold by ETHEX and increased licensing revenue. Net revenues from ETHEX increased $9.6 million, or 39%, to $34.5 million during fiscal 1996 from $24.9 million in fiscal
1995. This increase was primarily due to the launch of ten new generic products during fiscal 1996, in addition to increased sales in products introduced in the prior year. Licensing revenues increased $1.5 million to $2.3 million during fiscal 1996 due to an agreement concluded with a major pharmaceutical manufacturer to explore the development of products utilizing KV's drug delivery technologies. The Company recognized $1.7 million of licensing revenue from this transaction. Net revenues derived from the sale of pharmaceutical compounds by PDI increased $.8 million, or 11%, to $7.9 million during fiscal 1996. This increase is attributable to the introduction of new products for the over-the-counter DESCOTE(R) and DESTAB(TM) product lines. Those increases were partially offset by an expected decrease in revenues derived from contract services to $5.1 million in fiscal 1996 from $7.0 million in fiscal 1995 primarily due to the Company's continued de-emphasis of its lower margin contract manufacturing business in order to develop and market higher margin technologically distinguished generic products through ETHEX.

            Costs and Expenses. Manufacturing costs increased $.2 million, or less than 1%, to $26.3 million during fiscal 1996 from $26.1 million in fiscal 1995. Manufacturing costs as a percentage of revenues decreased to 53% from 66%. This percentage decrease was primarily due to the continued growth in sales of higher margin generic products by ETHEX.

            Research and development costs increased
$34,000, or less than 1%, to $4.6 million during fiscal 1996 from $4.5 million in fiscal 1995. This increase was due to higher personnel costs. The Company expects to continue spending for research and development in the future, emphasizing the development of additional generic products for sale by ETHEX, as well as new drug delivery technologies.

            Selling and administrative expenses increased $.7 million, or 6%, to $12.7 million during fiscal 1996 from $12.0 million in the same period in fiscal 1995. However, as a percentage of revenue, selling and administrative expenses decreased to 25% from 30%. The increase in selling and administrative expenses was primarily related to the Company's selling and promotional activities associated with the significant growth experienced in the sales of new and existing generic products marketed by ETHEX.

            Interest expense increased $.1 million, or 8%, to $1.4 million during fiscal 1996 from $1.3 million in fiscal 1995. Such increase resulted from higher effective interest rates and higher levels of average borrowing to support growth in the fiscal 1996 period. The income tax provision was $90,000 for fiscal 1996 compared to zero in fiscal 1995. The tax provision of $90,000 was due to the effect of the alternative minimum tax. Otherwise, no provision was made for income taxes as a result of available net operating loss carryforwards. As of March 31, 1996, the Company's net operating loss carryforwards were $8.9 million.

            Net Income (Loss). As a result of the factors described above, net income improved $9.4 million to $4.0 million for fiscal 1996 from a net loss of $5.4 million in fiscal 1995.


FISCAL 1995 COMPARED TO FISCAL 1994
- -----------------------------------

            Revenues. Net revenues increased $1.6 million, or 4%, to $39.7 million during fiscal 1995 from $38.2 million in fiscal 1994. This increase was primarily due to the increase in revenues derived from the sales of generic products by ETHEX. Net revenues from ETHEX increased
$11.4 million, or 84%, to $24.9 million during fiscal

1995 from $13.5 million in fiscal 1994. This increase was primarily due to the introduction of ten new generic products during fiscal 1995 and increased sales of existing ETHEX products. Net revenues derived from the sale of pharmaceutical compounds by PDI decreased $.9 million, or 11%, to $7.0 million during fiscal 1995 from $7.9 million in fiscal 1994. This decrease was primarily a result of a general decline in sales of vitamins. Increases from the sale of generic products by ETHEX were partially offset by an expected 54% decrease in revenues derived from manufacturing and licensing arrangements to $7.7 million in fiscal 1995 from $16.7 million in fiscal 1994, primarily due to the Company's strategic de-emphasis of its lower margin contract manufacturing business in order to focus on the development and marketing of higher margin technologically distinguished generic products through ETHEX.

            Costs and Expenses. Manufacturing costs decreased $1.5 million, or 5%, to $26.1 million during fiscal 1995 from $27.6 million in fiscal 1994.
Manufacturing costs as a percentage of revenues decreased to 66% from 72%. This decrease was primarily due to a significant improvement in the mix of ETHEX products. While normal manufacturing costs associated with certain production and laboratory expenses were reduced, these reductions were more than offset by product testing and validation expenses incurred related to new generic products introduced by ETHEX and the write down of inventories of materials associated with discontinued lower margin products previously manufactured by the Company for third parties. Fiscal 1994 manufacturing costs increased due to production inefficiencies and additional laboratory testing in the manufacturing process related to the release of seized products. The additional laboratory testing in connection with the FDA action is considered by the Company as a one-time charge and does not reflect any required increase in manufacturing costs associated with ongoing validation.

            Research and developments costs decreased $1.1 million, or 20%, to $4.5 million during fiscal 1995 from $5.6 million in fiscal 1994. This decrease was primarily due to reduced materials and supplies consumed.

            Selling and administrative expenses increased to $12.0 million during fiscal 1995 from $11.9 million in fiscal 1994. Selling and administrative expenses as a percentage of revenues decreased to 30% from 31%. The slight increase in selling and administrative expenses was primarily related to the Company's selling and promotional activities associated with the increase in sales of generic products marketed by ETHEX and was partially offset by reduced selling expenses related to PDI.

            Interest expense increased $.4 million, or 44%, to $1.3 million during fiscal 1995 from $.9 million in fiscal 1994. Such increase resulted from significantly higher effective interest rates charged by the Company's former lender and higher levels of average borrowing in the fiscal 1995 compared to fiscal 1994. The Company made no provision for income taxes in 1995 or 1994 as a result of available net operating loss carryforwards. As of March 31, 1995, the Company's net operating loss carryforwards were $11.1 million.

            Net Income/(Loss).  As a result of the factors
described above, the Company recorded a net loss of  $5.4
million in fiscal 1995 compared to a net loss of $8.2 million in fiscal 1994.

       (b)  Liquidity and Capital Resources
            -------------------------------

            The following table sets forth selected balance sheet data and ratios for fiscal years 1994, 1995 and 1996.

                                       At March 31,
                                       ($ in 000's)
                                       ------------
                                1996       1995        1994
                            -----------------------------------
Working Capital Ratio         3.7 to 1   2.3 to 1    3.4 to 1
Quick Ratio                   2.0 to 1   1.3 to 1    1.4 to 1
Debt to Debt Plus Equity      .14 to 1   .57 to 1    .50 to 1
Total Liabilities to Equity   .42 to 1  1.91 to 1   1.38 to 1
Cash and Equivalents          $  2,038  $   1,076   $     507
Working Capital                 14,053      8,927      12,154
Long Term Debt                   3,452     12,153      13,323
Stockholders' Equity            20,550      9,974      13,343


            Working capital for fiscal 1996 increased $5.1 million, or 57%, to $14.1 million due to an increase in current assets of $3.4 million and a decrease in current liabilities of $1.7 million. Net cash used in operating activities for fiscal 1996 included increases in receivable of $.6 million and inventories of $1.8 million, which resulted primarily from increased sales volume of ETHEX products, and a decrease in accounts payable and accrued liabilities of $.6 million. These changes in receivables, inventories and payables were more than offset by net income and noncash charges aggregating $6.1 million, resulting in cash provided by operationing activities of $3.1 million for fiscal 1996.

            At the end of fiscal 1996, the Company's "quick assets", cash, cash equivalents and accounts receivable increased $1.6 million (18%) from the prior year, while current liabilities decreased $1.7 million (25%) resulting in a "quick ratio" of 2.0 to 1 compared to 1.3 to 1 at the end of 1995.

            The debt-to-debt-plus-equity and total-
liabilities-to-equity ratios for fiscal 1996 decreased because of the impact of the net profit for the year, the repayment of debt and $5.0 million proceeds from the sale of stock options as part of an agreement with a major pharmaceutical company. For fiscal 1995, the debt-to-debt-plus-equity and total-liabilities-to-equity ratios increased because of the impact of the net loss for the year, which was partially offset by a $2 million capital infusion from the sale of Class A Common Stock.

            Investing activities in fiscal 1996 reflected capital expenditures of $.8 million and net expenditures for other assets of $.5 million, which were provided for through operations and the proceeds received for the reimbursement of clinical costs related to Deferred Improved Drug Entities(TM).

            In January 1996, the Company concluded an agreement with a major pharmaceutical company to explore the development of products utilizing KV's drug delivery technologies. Upon signing of the Agreement, KV received $5 million, as well as certain other considerations, plus $5.0 million for the sale of certain Class A common stock options issued to the other party. The accounting treatment for the funds received (other than from the sale of options) was to reimburse the Company for, and eliminate from its balance sheet, $2.5 million of Deferred Improved Drug Entities(TM), receivables and inventory of $.4 million, and patents and trademarks relating to the Company's technologies of $.2 million, with $1.7 million allocated to licensing revenues and $.2 million as a reimbursement of expenses. A portion of the funds received was used to reduce the Company's outstanding long term debt, which is reflected in financing activities as a net decrease in borrowings of $9.8 million.

            The Company's cash and cash equivalents on hand at March 31, 1996 were $2.0 million. In addition, the Company currently has in place a credit facility with Foothill Capital Corporation under which it has the ability to borrow up to $17.5 million. This credit facility consists of a revolving loan, a term loan, a capital equipment loan facility and letter of credit support of the Company's outstanding industrial revenue bond and other requirements. As of March 31, 1996, the Company repaid its term loan in full ($5.8 million) simultaneously with entering into an amendment to its credit facility which, at the Company's request, allows Foothill to redisburse the term loan to the Company, subject to certain conditions, with the same amortization schedule as if the loan were amortized over a period ending April 27, 2001. The
Company's capital equipment commitments at year-end totaled approximately $50,000. As part of its credit facility, the Company has available $1,500,000 to finance new capital expenditures.

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

            The Company is continuing to transition its revenue base from one based on lower margin, highly competitive, short-term contract manufacturing to one based on higher margin, technology distinguished generic products, which it is focusing on marketing through ETHEX Corporation, as well as advanced technology drug delivery products to be marketed and co-marketed under long term marketing agreements and ventures. These advanced technology products (Improved Drug Entities(TM)) are the subject of a number of long-term business arrangements and have differentiated and improved benefits derived from KV's drug delivery system technologies.
For the most part, these products can be produced with existing manufacturing processes. The Company expects to continue a relatively high level of expenditures and investment for research, clinical and regulatory efforts relating to the development and commercialization of proprietary new products and Improved Drug Entities(TM) and their approval for marketing.

            The Company has and is continuing to implement strategies to introduce additional products through its ETHEX subsidiary and de-emphasize contract services. This move to directly market its own technology distinguished generics has allowed the Company to rely less upon the dependence of its pharmaceutical marketing clients for growth and to shift its revenue growth internally, principally through ETHEX and the Company's licensing activities. During fiscal 1995 and 1996, ETHEX introduced 10 new products in each year, and it plans to launch a similar number in fiscal 1997. The Company believes funds generated from operating activities, the increased level of credit available from the new credit facility and existing cash will be adequate to fund the Company's requirements for short term needs due to sales growth being experienced by the continued anticipated growth of ETHEX or otherwise.


Item 8.     Financial Statements and Supplementary Data.
            -------------------------------------------

     REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

                     -----------------


To the Board of Directors and Shareholders of KV Pharmaceutical Company:



       We have audited the consolidated balance sheets of KV
Pharmaceutical Company and Subsidiaries as of March 31, 1996 and
1995, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended March 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

       In our opinion, the consolidated financial statements referred to above present fairly, in all material respects the financial position of KV Pharmaceutical Company and Subsidiaries as of March 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 1996, in conformity with generally accepted accounting principles.


                                   BDO SEIDMAN, LLP

St. Louis, Missouri
July 12, 1996

                  KV PHARMACEUTICAL COMPANY AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                           March 31, 1996 and 1995
ASSETS                                                         1996             1995
- ------                                                     ------------     ------------
Current Assets:
Cash and cash equivalents                                  $  2,038,069     $  1,075,713
Receivables, net                                              8,502,714        7,893,585
Inventories, net                                              8,450,162        6,591,587
Prepaid and other assets                                        229,358          266,951
                                                           ------------     ------------
  Total Current Assets                                       19,220,303       15,827,836
                                                           ------------     ------------

Net Property and Equipment                                    7,621,217        8,167,874
                                                           ------------     ------------

Deferred Improved Drug Entities(TM)                                   -        2,962,827
Goodwill and other assets                                     2,328,190        2,069,245
                                                           ------------     ------------
TOTAL ASSETS                                               $ 29,169,710     $ 29,027,782
                                                           ============     ============

LIABILITIES
- -----------
Current Liabilities:
Current maturities of long-term debt                       $    712,328     $  1,814,682
Accounts payable                                              2,068,265        2,565,247
Accrued liabilities                                           2,386,761        2,521,162
                                                           ------------     ------------
  Total Current Liabilities                                   5,167,354        6,901,091

Long-term debt                                                2,541,216       11,233,418
Other long-term liabilities                                     911,230          919,091
                                                           ------------     ------------
TOTAL LIABILITIES                                             8,619,800       19,053,600
                                                           ------------     ------------

Commitments and Contingencies

SHAREHOLDERS' EQUITY
- --------------------
Preferred stock, $.01 par value; $25.00 stated and
  liquidation value; 840,000 shares authorized; issued
  and outstanding - 241,000 shares in 1996 and 1995               2,410            2,410

Class A and Class B Common Stock, $.01 par value;
  60,000,000 shares of each authorized;
  Class A-issued 7,120,614 and 6,762,897
  in 1996 and 1995                                               71,207           67,629
  Class B-issued 4,747,357 and 4,718,710
  in 1996 and 1995                                               47,474           47,187

Additional paid-in capital                                   30,235,926       23,706,723
Retained deficit                                             (9,752,154)     (13,794,814)
Less:  Treasury stock, 23,746 shares each of
  Class A and Class B common stock, at cost                     (54,953)         (54,953)
                                                           ------------     ------------

TOTAL SHAREHOLDERS' EQUITY                                   20,549,910        9,974,182
                                                           ------------     ------------

TOTAL LIABILITIES AND SHAREHOLDERS'
EQUITY                                                     $ 29,169,710     $ 29,027,782
                                                           ============     ============

See Accompanying Notes to Consolidated Financial Statements

                       KV PHARMACEUTICAL COMPANY AND SUBSIDIARIES
                          CONSOLIDATED STATEMENTS OF OPERATIONS

                    For the Years Ended March 31, 1996, 1995 and 1994

Revenues                                                     1996           1995           1994
                                                        ------------  -------------   ------------
   Net Revenues                                         $ 49,788,635  $  39,742,554   $ 38,170,568

Costs and Expenses:
Manufacturing costs                                       26,259,638     26,065,642     27,557,936
Research and development                                   4,559,360      4,524,956      5,605,364
Selling and administrative                                12,748,726     11,978,564     11,925,517
Interest expense                                           1,377,604      1,275,622        852,062
Amortization of intangible assets                            710,647        672,571        410,983
Litigation settlement                                              -        600,000              -
                                                        ------------  -------------   ------------
Total costs and expenses                                  45,655,975     45,117,355     46,351,862
                                                        ------------  -------------   ------------

Income (Loss) before income taxes                          4,132,660     (5,374,801)    (8,181,294)

Provision for income taxes                                    90,000              -              -
                                                        ------------  -------------   ------------

Net Income (Loss)                                       $  4,042,660  $  (5,374,801)  $ (8,181,294)
                                                        ============  =============   ============

Net Income (Loss) per Common Share
   (after deducting preferred dividends):
   $421,750 in 1996, 1995 and 1994.                     $       0.31  $       (0.52)  $      (0.78)
                                                        ============  =============   ============

See Accompanying Notes to Consolidated Financial Statements

                                KV PHARMACEUTICAL COMPANY AND SUBSIDIARIES
                              CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                             For the Years Ended March 31, 1996, 1995 and 1994
                                                     Class A    Class B     Additional     Retained                     Total
                                          Preferred   Common     Common        Paid        Earnings      Treasury    Shareholders'
                                            Stock     Stock      Stock      In Capital    (Deficit)       Stock         Equity
                                          ---------  --------   --------   ------------   ----------    ---------    ------------
Balance at April 1, 1993                   $ 2,410   $ 62,688   $ 48,348   $ 21,810,939  $  (238,719)   $ (54,953)   $ 21,630,713
Stock Options exercised,
   1,365 shares of Class A and 1,390
   shares of Class B, less 100 shares
   of each class repurchased                     -         12         13          9,557            -            -           9,582

Cash dividends - preferred stock                 -          -          -       (115,982)           -            -        (115,982)
Conversion of Class B shares to
   Class A shares                                -        350       (350)             -            -            -               -
Net Loss for 1994                                -          -          -              -   (8,181,294)           -      (8,181,294)
                                           -------   --------   --------   ------------  -----------    ---------    ------------
Balance at March 31, 1994                    2,410     63,050     48,011     21,704,514   (8,420,013)     (54,953)     13,343,019
Stock Options exercised,
   420 shares of Class A and 370 shares
   of Class B, less 150 shares of each
   class repurchased                             -          3          2           (239)           -            -            (234)
Sale of 375,000 shares of Class A                -      3,750          -      2,002,448            -            -       2,006,198
Conversion of Class B shares to
   Class A shares                                -        826       (826)             -            -            -               -
Net Loss for 1995                                -          -          -              -   (5,374,801)           -      (5,374,801)
                                           -------   --------   --------   ------------  -----------    ---------    ------------
Balance at March 31, 1995                    2,410     67,629     47,187     23,706,723  (13,794,814)     (54,953)      9,974,182
                                           -------   --------   --------   ------------  -----------    ---------    ------------
Stock Options issued                             -          -          -      5,000,000            -            -       5,000,000
Stock Options exercised,
   194,242 shares of Class A                     -      1,943          -        772,107            -            -         774,050
   192,122 shares of Class B                     -          -      1,922        757,096            -            -         759,018
Conversion of 163,475 shares of
   Class B shares to Class A shares              -      1,635     (1,635)             -            -            -               -
Net Income for 1996                              -          -          -              -    4,042,660            -       4,042,660
                                           -------   --------   --------   ------------  -----------    ---------    ------------
Balance at March 31, 1996                  $ 2,410   $ 71,207   $ 47,474   $ 30,235,926  $(9,752,154)   $ (54,953)   $ 20,549,910
                                           -------   --------   --------   ------------  -----------    ---------    ------------

See Accompanying Notes to Consolidated Financial Statements

                                             KV PHARMACEUTICAL COMPANY AND SUBSIDIARIES
                                               CONSOLIDATED STATEMENTS OF CASH FLOWS

                                        For the Years Ended March 31, 1996, 1995, and 1994

                                                                           1996           1995           1994
                                                                           ----           ----           ----
OPERATING ACTIVITIES
Net Income (Loss)                                                      $  4,042,660   $ (5,374,801)  $ (8,181,294)

Adjustments to reconcile net income (loss)
   to net cash provided by (used in) operating activities:
   Depreciation, amortization and other non-cash charges                  2,098,622      1,961,975      1,577,076

Changes in operating assets and liabilities:
   (Increase) decrease in receivables                                      (609,129)    (1,181,549)     3,920,411
   (Increase) decrease in inventories and other current
     assets, net                                                         (1,820,982)     3,212,927        490,892
   (Decrease) increase  in accounts payable and
     accrued liabilities, net                                              (631,383)     1,216,963       (152,004)
   Other                                                                     (7,861)       574,991        132,000
                                                                       ------------   ------------   ------------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                       3,071,927        410,506     (2,212,919)
                                                                       ------------   ------------   ------------

INVESTING ACTIVITIES
   Purchase of property and equipment                                      (841,318)      (334,404)    (1,349,959)
   (Decrease) increase in Deferred Improved Drug Entitites, net           2,450,241              -         (7,000)
   Other, net                                                              (457,006)      (315,840)      (151,720)
                                                                       ------------   ------------   ------------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                       1,151,917       (650,244)    (1,508,679)
                                                                       ------------   ------------   ------------

FINANCING ACTIVITIES
   Proceeds from credit facilities                                       28,311,372      6,086,046     15,700,000
   Repayment of credit facilities                                       (34,130,635)    (6,800,000)   (14,450,000)
   Proceeds from term loan facility                                       6,820,189              -              -
   Principal payments on long-term debt                                 (10,795,482)      (483,541)      (471,086)
   Proceeds from sale of common stock                                             -      2,006,198              -
   Dividends paid on preferred stock                                              -              -       (115,982)
   Exercise (repurchase) of common stock options                          1,533,068           (234)         9,582
   Proceeds from sale of stock options                                    5,000,000              -              -
                                                                       ------------   ------------   ------------
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES                      (3,261,488)       808,469        672,514
                                                                       ------------   ------------   ------------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                            962,356        568,731     (3,049,084)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                            1,075,713        506,982      3,556,066
                                                                       ------------   ------------   ------------
CASH AND CASH EQUIVALENTS AT END OF YEAR                               $  2,038,069   $  1,075,713   $    506,982
                                                                       ============   ============   ============


See Accompanying Notes to Consolidated Financial Statements

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.          Summary of Significant Accounting Policies.
            ------------------------------------------
      (a)   Principles of Consolidation:
            ---------------------------

            The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All material intercompany accounts and transactions have been eliminated in consolidation.

      (b)   Nature of Operations:
            --------------------

            KV is engaged principally in the development, manufacture and marketing of technology-distinguished pharmaceuticals and pharmaceutical compounds. Prescription pharmaceuticals are sold primarily to domestic wholesalers, drugstore chains, distributors and independent pharmacies nationwide, while contract manufacturing and the sale of pharmaceutical compounds are to major domestic drug and food manufacturers.

      (c)   Revenue Recognition:
            -------------------

            The Company recognizes revenue from product sales upon shipment to the customer. The Company also enters into long-term agreements under which it assigns marketing rights for products it develops for pharmaceutical marketers and recognizes royalties or other payments as specified in the agreements as they are earned.


      (d)   Statements of Cash Flows:
            ------------------------

            Cash equivalents consist of highly liquid instruments that have an original maturity of three months or less.

            During the year ended March 31, 1995, the Company converted accounts payable of approximately $902,000 into notes payable to vendors in a non-cash financing transaction (see Note 3. Long Term Debt.)

      (e)   Receivables:
            -----------

            Accounts receivable are stated less allowances of approximately $570,500 and $169,000 in 1996 and 1995, respectively. The Company's receivables are primarily derived from companies in the pharmaceutical industry. A single company's account receivable balance represented approximately 15% and 17% of consolidated accounts receivable on March 31, 1996 and 1995, respectively.

      (f)   Inventories:
            -----------

            Inventories are priced at cost, determined on the first-in, first-out (FIFO) method or market, whichever is lower. Inventories as of March 31 consist of the following:

                                    1996         1995
                                    ----         ----
            Finished goods       $4,087,636   $2,677,389
            Work-in-process       1,772,711    3,480,095
            Raw materials         2,814,815    2,319,674
                                 ----------   ----------
                                  8,675,162    8,477,158
            Reserves for
            obsolescence           (225,000)  (1,885,571)
                                 ----------   ----------
                                 $8,450,162   $6,591,587
                                 ==========   ==========

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      (g)   Property and Equipment:
            ----------------------

            Property and Equipment, at cost as of March 31 consists of:


                                                      1996            1995
                                                      ----            ----
Land and improvements                             $   499,567      $   499,567

Building and building improvements                  3,439,159        3,429,702
Machinery and equipment                            11,386,962       10,866,048
Office furniture and equipment                      3,053,811        2,919,001
Leasehold improvements                              2,281,162        2,257,834
Construction-in-progress                              176,026           23,217
                                                 --------------   --------------
                                                   20,836,687       19,995,369

Less accumulated depreciation
  and amortization                                (13,215,470)     (11,827,495)
                                                 --------------   --------------
Net property and equipment                        $ 7,621,217      $ 8,167,874
                                                 ==============   ==============

            Depreciation of property and equipment is computed based on estimated useful lives using the straight-line method and amounted to $1,390,790, $1,259,922, $1,141,128 in 1996, 1995 and 1994, respectively.

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

      (h)   Other Assets:
            ------------

            Deferred Improved Drug Entities(TM) represent incremental outside clinical expenditures related to the application of KV technologies to off-patent and patented drugs. From time to time, payments under customer licensing agreements are made and/or applied in reimbursement of these costs. Since 1993, the capitalized costs of Deferred Improved Drug Entities(TM) have been amortized over a period of five years, beginning at the earlier of the date the products are marketed or five years from the date the costs are incurred.

     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Products which the Company determines not to be marketable are expensed at the time of such determination. Amortization and other charges associated with these expenditures amounted to $2,962,827 (principally related to a customer reimbursement. See Note 8) $570,900 and $354,854 in 1996, 1995 and 1994,
respectively.

            Other assets primarily include goodwill, deferred financing charges, cash surrender value of life insurance, deposits, trademarks and patents. As of March 31, 1996 and 1995, the unamortized excess of purchase price over net assets acquired, which is net of accumulated amortization of $1,249,688 and $1,194,290, respectively, was $888,873 and $944,278, respectively, and is being amortized over a 40-year period at $55,404 per year. All other deferred charges are being amortized over periods varying from five to seventeen years. Amortization of such other deferrals amounted to $142,708, $75,749, and $25,694 in 1996, 1995 and 1994, respectively.

      (i)   Accrued Liabilities:
            -------------------

            Accrued liabilities as of March 31, consist of the following:

                                      1996           1995
                                      ----           ----
          Salaries and wages       $  278,617    $  594,331

          Interest                    153,159       128,397
          Rebates                   1,092,485       979,446
          Other                       862,500       818,988
                                   ----------    ----------
                                   $2,386,761    $2,521,162
                                   ==========    ==========

      (j)   Earnings Per Share:
            ------------------

            Net income (loss) per common share is computed by dividing net income (loss) less/plus preferred dividends by the weighted average number of common shares and common share equivalents (if dilutive) outstanding during the period. Common share equivalents consist of those common shares that would be issued upon the exercise of outstanding stock options. The weighted average number of shares used in the computations were 11,835,421, 11,178,495 and 11,055,196 in 1996, 1995, 1994 respectively. Primary and fully-diluted income (loss) per share are the same for each of the years presented.

      (k)   Use of Estimates
            ----------------

            The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      (l)   Fair Value of Financial Instruments:
            -----------------------------------

            The carrying amounts of all asset and liability financial instruments approximate their estimated fair values at March 31, 1996. Fair value of a financial instrument is defined as the amount at which the instrument could be exchanged in a current transaction between willing parties.

      (m)   New Accounting Standards:
            ------------------------

            In March and October, 1995, the Financial
Accounting Standards Board issued Statements No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and No. 123, "Accounting for Stock-Based Compensation." Both Statements are effective in 1997, and neither is currently expected to have a significant effect on the financial statements of the Company.

      (n)   Income Tax:
            ----------

            Deferred income taxes are recognized for the tax consequences in future years of temporary differences between the tax basis of assets and liabilities and their financial reporting amounts at each year-end based on enacted tax laws and statutory tax rates applicable to the periods in which the temporary differences are expected to affect taxable income. These temporary differences relate primarily to depreciation, accounts receivable reserve and inventory obsolescence reserve, deferred compensation, net operating loss carryforward and the research and development credit.

            Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

            The Company paid income taxes of $90,000, $0, and $0 during the years ended March 31, 1996, 1995 and 1994 respectively.

      (o)   Reclassifications:
            -----------------

            Certain amounts of the prior years' financial statements have been reclassified to conform to the current year presentation.

      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.          Equity Transactions.
            -------------------

            As of March 31, 1996, the Company has
outstanding 241,000 shares of 7% Cumulative Convertible preferred stock (par value $.01 per share) at a stated value of $25 per share. The preferred stock is non-voting with dividends payable quarterly. The preferred stock is redeemable at its stated value. Each share of preferred stock is convertible into Class A Common Stock at a conversion price of $20 per share. The preferred stock has a liquidation preference of $25 per share plus all accrued but unpaid dividends prior to any liquidation distributions to holders of Class A or Class B Common Stock. Undeclared and unaccrued cumulative preferred dividends at March 31, 1996 and 1995 were $1,887,331 and $1,465,581, respectively.

            Holders of Class A Common Stock are entitled to receive dividends per share equal to 120% of the dividends per share paid on the Class B Common Stock and have one-twentieth vote per share. No dividends may be paid on Class A or Class B Common Stock unless all dividends on the convertible preferred stock have been declared and paid.

            Under the terms of the Company's current loan agreement (See Note 3), the Company is restricted from declaring and paying any dividends, except in stock, on its Class A and B Common Stock. Payment of dividends may also be restricted under Delaware Corporation law.

            Between November, 1994 and March, 1995, the
Company entered into agreements under which it sold 375,000 shares of Class A Common Stock (par value $.01 per share) with proceeds aggregating approximately $2,006,000, net of issuance costs of approximately $134,000.

            In connection with an agreement entered into in January, 1996 (See Note 8), the Company received $5,000,000 for the purchase of Class A Common Stock options exercisable through September 29, 1998. Of the funds received for the common stock purchase options, $1,150,000 was allocated to a stock purchase option providing the right to purchase the Company's Class A Common Stock at a minimum price of $35 per share, exercisable for a 30 day period ending March 30, 1997, an additional $1,250,000 was allocated to an option to purchase shares of Class A Common Stock at a minimum price of $40 per share, exercisable for a 30 day period ending September 29, 1997, an additional $1,300,000 was allocated to an option to purchase Class A Common Stock at a minimum purchase price of $45 per share, exercisable for a 30 day period ending March 30, 1998, and an additional $1,300,000 was allocated to an option to purchase Class A Common Stock at a minimum price of $50 per share, exercisable for a 30 day period ending September 29, 1998. The actual exercise price and number of shares of Class A Common Stock to be purchased are dependent on the fair market value of the stock for a ten day period prior to exercise.

       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.          Long Term Debt.
            --------------

            Long-term debt at March 31, 1996 and 1995 consists of the following:

                                                 1996          1995
                                                 ----          ----
     Revolving credit line                    $        0   $ 2,175,000
     Term loan agreement                               0     6,750,000
     Industrial revenue bond                   2,805,000     3,130,000
     Capital lease and other notes payable       448,544       993,100
                                              ----------   -----------
     Total                                     3,253,544    13,048,100
     Less current portion                        712,328     1,814,682
                                              ----------   -----------
     Long-term debt                           $2,541,216   $11,233,418
                                              ==========   ===========

            In May, 1995, the Company replaced its prior revolving loan agreement, which consisted of a line of credit of approximately $8,925,000 and letter of credit facility of approximately $4,800,000, with a new credit facility aggregating $17,500,000. The new loan agreement is for an initial three-year term, until May, 1998, with automatic one-year renewals thereafter unless either party gives notice of intent not to renew. The agreement provides for (1) a revolving credit line up to a maximum of $17,500,000, subject to collateral coverage requirements on accounts receivable and inventory; (2) a three-year term loan in the initial amount of $6,750,000, amortizing over six years in equal monthly principal installments of $93,750 and secured by real estate and equipment; and, (3) a letter of credit facility of up to $6,000,000. Under the agreement, the aggregate amount of these facilities cannot exceed $17,500,000 and interest on outstanding indebtedness is charged at 1 1/2 percent in excess of the reference prime rate (8 1/4% at March 31, 1996). The agreement contains covenants including, among other things, maintaining certain operating ratios, working capital, capital expenditure and tangible net worth, as defined, (at least $8 million until March 31, 1996 and $9 million thereafter) levels and restrictions on payment of dividends (see Note 2). The Company has pledged as collateral a security interest in all accounts receivable, inventories, equipment, real estate and intangibles. In March, 1996, the Company prepaid the real estate and equipment term loan portion of the facility and amended the agreement to allow the Company to re-borrow amounts against the unamortized initial balance of the loan. As of March 31, 1996, $5,812,500 was available under this arrangement.

            The industrial revenue bonds, which bear interest at 7.35% per annum mature serially through 2004 and are collateralized by certain property and equipment through a letter of credit.

            Capital leases and other notes payable include notes payable to vendors of $448,544 at March 31, 1996, which bear interest (10% to 12%) and are payable monthly over the next two years.

            The maturities of all long-term debt as of March 31, 1996 for the year ending March 31, 1997 and the four succeeding years are $712,328, $362,486, $325,000,

     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

$325,000 and $325,000, respectively.

            The Company paid interest of $1,352,823, $1,420,581 and $818,764 during the years ended March 31, 1996, 1995 and 1994, respectively.


4.          Income Taxes.
            ------------

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

            The provision for income taxes is $90,000 for 1996 and is attributable to alternative minimum tax. No provision was required for 1995 and 1994.

            Provisions for federal income taxes differ from the amount computed by applying the combined statuary federal income tax rate and effective state tax rate of 38% for 1996, 1995, and 1994 to income (loss) before tax. The reasons for these differences are as follows:

                                              1996            1995             1994
                                              ----            ----             ----
     Computed income tax expense
        (benefit) at statutory rate        $1,536,211     $(2,062,000)     $(3,108,900)
     Net operating loss carryforward
        tax effect                         (1,572,011)      1,791,700        3,065,900
     Alternative minimum tax                   90,000              --               --
     Goodwill amortization, fines and
       other items not deductible
       for tax purposes                        35,800         270,300           43,000
                                           ----------     -----------      -----------
     Provision for income taxes            $   90,000     $        --      $        --
                                           ==========     ===========      ===========

            Temporary differences between book and tax income arise because the tax effects of transactions are recorded in the year in which they enter into the determination of taxable income. As a result, the book provisions for taxes differ from the actual taxes reported on the income tax returns.

        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

            As of March 31, 1996, and 1995, the tax effect of temporary differences between the tax basis of assets and liabilities and their financial reporting amount are as follows:

                                       1996            1996             1995           1995
                                      Current       Non-Current        Current      Non-Current
                                      -------       -----------        -------      -----------
     Fixed asset basis
       differences                  $       -       $(1,052,400)      $       -    $  (953,500)
     Reserve for inventory and
       receivables                    302,300                 -         716,500              -
     Capitalized inventory costs      163,600                 -          61,900              -
     Vacation pay reserve                   -                 -         142,400              -
     Deferred compensation                  -           232,300               -        178,300
     Reserve for medical
       self insurance                  34,300                 -          38,700              -
     Net operating loss
       carryforward                         -         3,369,300               -      4,206,100
     Research and development
       credit                               -         1,594,000               -      1,625,600
     Minimum tax credit                     -           129,000               -         61,100
     Deferred clinical costs                -                 -               -        440,300
     Other                                  -           188,200          39,100              -
                                    ---------       -----------       ---------    -----------
                                      500,200         4,459,900         998,400      5,557,900
     Valuation allowance             (500,200)       (4,459,900)       (998,400)    (5,557,900)
                                    ---------       -----------       ---------    -----------
     Net deferred taxes             $       -       $         -       $       -    $         -
                                    =========       ===========       =========    ===========

            The components of deferred taxes are as follows as of March 31, 1996 and 1995:

                                     1996            1995
                                     ----            ----
     Deferred tax liability      $(1,053,000)   $  (957,300)
     Deferred tax asset            6,013,100      7,513,600
     Valuation allowance          (4,960,100)    (6,556,300)
                                 -----------    -----------
                                 $         -    $         -
                                 ===========    ===========

            The valuation allowance (decreased) increased by approximately $(1,596,200) and $1,926,100 during 1996 and 1995 respectively.

       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

            At March 31, 1996, the Company has the
following income tax carryforwards available:

                                                          Expiration Dates
                                                          ----------------
     Regular tax operating loss
         carryforwards                    $8,866,600         2006-2010
     Regular tax credit carryforwards
         (primarily research &
         development credits)              1,594,000         1996-2010
     AMT credit carryforwards                129,100                 -

5.          Commitments and Contingencies.
            -----------------------------

Lease Commitments:
- -----------------

            The Company has noncancelable commitments for rental of office space, plant and warehouse facilities, transportation equipment and other personal property under operating leases. Future minimum lease commitments under all noncancelable operating leases are as follows:

       1997       $1,071,972
       1998        1,065,587
       1999          833,959
       2000          430,008
       2001          209,879

            Total rental expense for the years ended March
31, 1996, 1995, and 1994 was $1,229,881, $1,260,026 and
$1,140,856, respectively.


Employment Agreements:
- ---------------------

            The Company has employment agreements with certain officers and key employees which extend for one to five years. These agreements provide for base levels of compensation and, in certain instances, also provide for incentive bonuses and separation benefits. Also, the agreement with one officer contains provisions for partial salary continuation under certain conditions contingent upon non compete restrictions and providing consulting services to the Company as specified in the agreement. The Company accrued $142,139 and $124,991 for this liability in 1996 and 1995, respectively.

       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Litigation:
- ----------

            In April, 1995, a plea agreement was entered into with the U.S. Department of Justice. Under the agreement the Company agreed to plead guilty to (1) two misdemeanor violations of the Federal Food, Drug and Cosmetic Act involving the failure to file certain required reports with the FDA in 1991 with respect to two lots of an erythromycin oral suspension product previously manufactured by the Company and (2) two misdemeanor counts involving the shipment of two lots of the same product, inappropriately labeled as to their shelf life. Under the plea agreement, the Company agreed to pay a fine of $500,000 and costs of $100,000 in installments of $75,000 every six months over 3 1/2 years without interest, beginning in July 1995 and was placed on probation during the payment period. The full amount of liability associated with the fine was recorded in the Company's statement of operations for the fiscal year ended March 31, 1995.

            From time to time, the Company becomes involved in various legal matters which it considers to be in the ordinary course of business. While the Company is not presently able to determine the potential liability, if any, related to such matters, the Company believes none of the matters, individually or in the aggregate, will have a material adverse effect on its financial position.


Regulatory Activities:
- ---------------------

            The Company has been operating under a consent decree agreement with the U.S. Food and Drug Administration
("FDA") since June 14, 1993, which required the Company to take various actions to assure that the Company's products are manufactured in conformity with cGMP and the Company's facilities are operated in compliance with cGMP. In
December, 1995, the Company was informed by the FDA that it had been found to be in substantial compliance with cGMP requirements, resulting in the expiration of certain requirements of the agreement, including the requirement that the Company submit cGMP data with respect to all solid oral dosage drugs manufactured by the Company before releasing such drugs for sale to the public.


6.          Related Party Transactions.
            --------------------------

            A director of the Company is associated with a law firm that rendered various legal services for the Company. The Company paid the firm, in the aggregate, approximately $243,512, $122,000 and $184,000 during fiscal
1996, 1995 and 1994, respectively.

            In addition, the Company currently leases certain real property from an affiliated partnership of another director of the Company. Lease payments made for this property during the years ended March 31, 1996, 1995 and 1994 totaled approximately $222,910, $199,000, and $214,000, respectively.

       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.          Employee Benefits.
            -----------------

            The Company has stock option plans under which options granted qualify as "incentive stock options" under the Internal Revenue Code. Under the plans, options are granted at fair market value and are exercisable in varying amounts over a period of up to ten years from date of grant. Incentive stock options for 393,840 shares were authorized but not granted as of March 31, 1996. The following summary shows the transactions for the fiscal years 1996, 1995, and 1994 under option arrangements:

                                           Options Outstanding                 Options Exercisable
                                         ------------------------            -------------------------
                                                         Average                              Average
                                          No. of        Price Per             No. of         Price Per
                                          Shares          Share               Shares           Share
                                         --------       ---------            --------        ---------
Balance, April 1, 1993                    698,496         4.67                382,592           4.17
Options granted                           130,850         9.03
Options becoming exercisable                                                   72,025           5.47
Options exercised                          (2,755)        3.71                 (2,755)          3.71
Options canceled                          (59,099)        7.23                (13,864)          6.09
                                         --------                            --------
Balance, March 31, 1994                   767,492         5.22                437,998           4.33
Options granted                            52,500         6.94
Options becoming exercisable                                                   64,573           5.13
Options exercised                            (790)        2.65                   (790)          2.65
Options canceled                         (126,970)        7.98                (26,267)          5.71
                                         --------                            --------
Balance, March 31, 1995                   692,232         4.93                475,514           4.37
Options granted                           522,375         5.51
Options becoming exercisable                                                   86,599           6.75
Options exercised                        (386,364)        3.97               (386,364)          3.97
Options canceled                          (22,932)        6.45                (10,773)          4.66
                                         --------                            --------
Balance, March 31, 1996                   805,311         5.72                164,976           6.54
                                         ========                            ========

            The Company has a qualified trusteed profit sharing plan (the "Plan") covering substantially all non-union employees, under which the Company's annual contribution to the Plan, as determined by the Board of Directors, is discretionary. No contribution was made in any of the years presented. The Plan incorporated features described under Section 401(k) of the Internal Revenue Code. The Company is required to make contributions to the 401(k) investment funds annually in an amount equal to twenty-five percent (25%) of the first 4% of the salary amount contributed by each participant. Contributions to the 401(k) investment funds of approximately $71,000, $103,000 and $77,000 were made in 1996, 1995 and 1994, respectively.

            The Company contributes to health and medical insurance programs for its non-union and union employees. The Company self insures the first $50,000 of each non-union employee's covered medical claims annually. Expenses related to these programs are charged to operations and totaled approximately $1,058,000, $1,375,000 and $1,506,000 in fiscal 1996, 1995 and 1994, respectively. The Company has recorded approximately $90,000 and $37,000 of accrued health insurance expense reserves as of March 31, 1996 and 1995, respectively, relating to incurred but not reported claims.

       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.          Agreement
            ---------

            In January, 1996 the Company concluded an agreement with a major pharmaceutical marketer whereby the Company received $5,000,000 and certain other considerations, plus $5,000,000 for the sale of certain Class A common stock options exercisable in various periods through September, 1998 (See Note 2). Under the transaction, which was entered into between the parties partially in consideration of and replacing certain other products, the two companies entered into an agreement for future royalties and product opportunities and the Company gave the marketer the right to explore the Company's drug delivery technologies with the possibility of entering into agreements for individual products. The accounting treatment for the funds received (other than from the sale of options) was to reimburse the Company for, and eliminate from its balance sheet, approximately $2,500,000 of Deferred Improved Drug Entities(TM), receivables and inventory of approximately $400,000, and patents and trademarks relating to the Company's technologies of approximately $200,000, with approximately $1,700,000 allocated to licensing revenues and $200,000 as a reimbursement of expenses.


9.          Industry Segments.
            -----------------

            The Company operates in one industry segment, "Pharmaceutical Development, Manufacturing and Marketing."
During fiscal 1996, 1995 and 1994, no customers accounted for 10% or more of consolidated sales.

       REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

                     -----------------


To the Board of Directors and Shareholders of KV Pharmaceutical Company:


       The audits referred to in our report dated July 12, 1996 relating to the consolidated financial statements of KV Pharmaceutical Company which is contained in Item 8 of this Form 10-K included the audit of the financial statement schedule listed in the accompanying index. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based upon our audits.

       In our opinion such financial statement schedule presents fairly, in all material respects, the information set forth therein.


                                   BDO SEIDMAN, LLP

St. Louis, Missouri
July 12, 1996

                 2. Financial Statement Schedules:
                    -----------------------------

                                                                 Schedule II

                                                      Valuation and Qualifying Accounts

                                               Balance at          Additions charged           Amounts
                                               beginning             to costs and              charged           Balance at
                                                of year                 expenses               reserves          end of year
                                               ----------          -----------------           --------          -----------
Year Ended March 31, 1994:
Allowance for doubtful accounts                $   77,488             $   19,876              $   13,731         $   83,633
Inventory obsolescence                            554,528                159,015                   3,454            710,089
                                               ----------             ----------              ----------         ----------
                                                  632,016                178,891                  17,185            793,722
                                               ==========             ==========              ==========         ==========
Year Ended March 31, 1995:
Allowance for doubtful accounts                    83,633                135,000                  49,446            169,187
Inventory obsolescence                            710,089              2,735,154               1,559,672          1,885,571
                                               ----------             ----------              ----------         ----------
                                                  793,722              2,870,154               1,609,118          2,054,758
                                               ==========             ==========              ==========         ==========
Year Ended March 31, 1996:
Allowance for doubtful accounts                   169,187                736,757                 335,446            570,498
Inventory obsolescence                          1,885,571              1,399,966               3,060,537            225,000
                                               ----------             ----------              ----------         ----------
                                               $2,054,758             $2,136,723              $3,395,983         $  795,498
                                               ==========             ==========              ==========         ==========

                 Financial Statements of KV Pharmaceutical Company (separately) are omitted because KV is primarily an operating company and its subsidiaries included in the financial statements are wholly-owned and are not materially indebted to any person other than through the ordinary course of business.

                 3. Exhibits:
                    --------

                 See Exhibit Index on pages 45 through 50 of this Report. Management contracts and compensatory plans are designated on the Exhibit Index.

            (b)  Reports on Form 8-K:
                 -------------------

                 No reports on Form 8-K were filed during the fourth quarter of fiscal 1996.

Item 9.          Changes in and Disagreements with Accountants on
                 ------------------------------------------------
                 Accounting and Financial Disclosure.
                 -----------------------------------

            The information contained in Registrant's
Report on [Form 8-K-A (Amendment No. 1) filed June 18, 1996] under Item 4, entitled "Changes in Registrant's Certified
Accountant," is incorporated herein by this reference.


                                 PART III

Item 10.         Directors and Executive Officers of the Registrant.
                 --------------------------------------------------

            The information contained under the caption "INFORMATION CONCERNING NOMINEE AND DIRECTORS CONTINUING IN OFFICE" in the Company's definitive proxy statement to be filed pursuant to Regulation 14(a) for the Company's 1996 annual meeting of shareholders, which involves the election of directors, is incorporated herein by this reference. Also see Item 4(a) of Part I hereof.

Item 11.         Executive Compensation.
                 ----------------------

            The information contained under the captions "EXECUTIVE COMPENSATION" and "INFORMATION AS TO STOCK OPTIONS" in the Company's definitive proxy statement to be filed pursuant to Regulation 14(a) for the Company's 1996 annual meeting of shareholders, which involves the election of directors, is incorporated herein by this reference.

Item 12.         Security Ownership of Certain Beneficial Owners and
                 ---------------------------------------------------
                 Management.
                 ----------

            The information contained under the captions "SECURITY OWNERSHIP OF PRINCIPAL HOLDERS AND MANAGEMENT" in the Company's definitive proxy statement to be filed pursuant to Regulation 14(a) for the Company's annual meeting of shareholders, which involves the election of directors is incorporated herein by this reference.

Item 13.         Certain Relationships and Related Transactions.
                 ----------------------------------------------

            The information contained under the caption "TRANSACTIONS WITH ISSUER" in the Company's definitive proxy statement to be filed pursuant to Regulation 14(a) for the Company's 1996 annual meeting of shareholders, which involves the election of directors, is incorporated herein by this reference.

                                 PART IV

Item 14.         Exhibits, Financial Statement Schedules and Reports on
                 ------------------------------------------------------
                 Form 8-K.
                 --------

            (a)  1. Financial Statements:                       Page
                    --------------------

                 The following consolidated financial
                 statements of the Company are included
                 in Part II, Item 8:

                 Report of Independent Certified Public
                 Accountants                                     23

                 Consolidated Balance Sheets as of
                 March 31, 1996 and 1995                         24

                 Consolidated Statements of Operations
                 for the Years Ended March 31, 1996, 1995
                 and 1994                                        25

                 Consolidated Statements of Shareholders'
                 Equity for the Years Ended March 31,
                 1996, 1995 and 1994                             26

                 Consolidated Statements of Cash Flows
                 for the Years Ended March 31, 1996, 1995
                 and 1994                                        27

                 Notes to Financial Statements                  28-41

                              SIGNATURES
                              ----------

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  KV PHARMACEUTICAL COMPANY

Date: July 15, 1996               By   /s/ Marc S. Hermelin
                                       -------------------------------
                                       Vice Chairman of the Board
                                       (Principal Executive Officer)



Date: July 15, 1996               By   /s/ Gerald R. Mitchell
                                       -------------------------------
                                       Vice President, Finance
                                       (Principal Financial and
                                       Accounting Officer)


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on the dates indicated by the following persons on behalf of the Company and in their capacities as members of the Board of Directors of the Company:



Date: July 15, 1996               By   /s/ Marc S. Hermelin
                                       -------------------------------
                                       Marc S. Hermelin



Date: July 15, 1996               By   /s/ Victor M. Hermelin
                                       -------------------------------
                                       Victor M. Hermelin




                                       -------------------------------
                                       Garnet E. Peck, Ph.D.




Date: July 15, 1996               By   /s/ Alan G. Johnson
                                       -------------------------------
                                       Alan G. Johnson

                                                     EXHIBIT INDEX
                                                     -------------

Exhibit Number                                 Description                                                Page
- --------------                                 -----------                                                ----
 3(a)                 The Company's Certificate of Incorporation, which was filed as Exhibit
                      3(a) to the Company's Annual Report on Form 10-K for the year ended
                      March 31, 1981, is incorporated herein by this reference.

 3(b)                 Certificate of Amendment to Certificate of Incorporation of the Company,
                      effective March 7, 1983, which was filed as Exhibit 3(c) to the
                      Company's Annual Report on Form 10-K for the year ended March 31, 1983, is incorporated herein by this reference.

 3(c)                 Certificate of Amendment of Certificate of Incorporation of the Company,
                      effective June 9, 1987, which was filed as Exhibit 3(d) to the Company's
                      Annual Report on Form 10-K for the year ended March 31, 1987, is incorporated herein by this reference.

 3(d)                 Amendment to Certificate of Incorporation of the Company, effective
                      September 24, 1987, which was filed as Exhibit 3(f) to the Company's
                      Annual Report on Form 10-K for the year ended March 31, 1988, is incorporated herein by this reference.

 3(e)                 Certificate of Amendment to Certificate of Incorporation of the Company,
                      filed herewith.

 3(f)                 Certificate of Amendment to Certificate of Incorporation of the Company,
                      filed herewith.

 3(g)                 By-Laws of the Company, as amended through November 18, 1982, which was filed as Exhibit 3(e) to the Company's Annual Report on Form 10-K for
                      the year ended March 31, 1993, is incorporated hereby by this reference.

 3(h)                 Amendment to the By-Laws of the Company, filed herewith.

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

 4(b)                 Loan Agreement dated as of November 1, 1989, with the Industrial
                      Development Authority of the County of St. Louis, Missouri, regarding private activity refunding and revenue bonds issued by such Authority, including form of Promissory Note executed in connection therewith, which was filed as Exhibit 4(b) to the Company's Quarterly Report on
                      Form 10-Q for the quarter ended December 31, 1989, is incorporated herein by this reference.

 4(c)                 Credit Agreement dated as of September 30, 1993, with Bank One,
                      Indianapolis, National Association ("1993 Credit Agreement"), with
                      Security Agreement (Equipment, Inventory, Accounts Receivable and
                      General Intangibles), Security Agreement (Intellectual Property) and
                      First Amendment to First Deed of Trust and Security Agreement executed in connection therewith, which was filed as Exhibit 4(c) to the
                      Company's Annual Report on Form 10-K for the year ended March 31, 1994, is incorporated herein by this reference.



                                                     EXHIBIT INDEX
                                                     -------------

Exhibit Number                                 Description                                                Page
- --------------                                 -----------                                                ----
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

 4(f)                 Security Agreement dated November 1, 1994, by Particle Dynamics, Inc., for the benefit of Bank One, Indianapolis, National Association, which was filed as Exhibit 4(f) to the Company's Quarterly Report on Form 10-Q
                      for the quarter ended September 30, 1994, is incorporated herein by this reference.

 4(g)                 Security Agreement dated November 1, 1994, by ETHEX Corporation for the benefit of Bank One, Indianapolis, National Association, which was filed as Exhibit 4(g) to the Company's Quarterly Report on Form 10-Q for the
                      quarter ended September 30, 1994, is incorporated herein by this reference.

 4(h)                 Second Amendment, dated as of November 1, 1994, to First Deed of Trust and Security Agreement in favor of Bank One, Indianapolis, National
                      Association, which was filed as Exhibit 10-Q for the quarter ended
                      September 30, 1994, is incorporated herein by this reference.

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

 4(l)                 Fifth Amendment to 1993 Credit Agreement, dated as of April 21, 1995, which was filed as Exhibit 4(l) to the Company Annual Report on Form 10-
                      K for the year ended March 31, 1995, and incorporated herein by this reference.

 4(m)                 Sixth Amendment to 1993 Credit Agreement, dated as of May 4, 1995, which was filed as Exhibit 4(m) to the Company Annual Report on Form 10-K for
                      the year ended March 31, 1995, and incorporated herein by this reference.



                                                     EXHIBIT INDEX
                                                     -------------

Exhibit Number                                 Description                                                Page
- --------------                                 -----------                                                ----
 4(n)                 Loan and Security Agreement, dated as of April 27, 1995, between the
                      Company and its subsidiaries and Foothill Capital Corporation, which was filed as Exhibit 4(n) to the Company Annual Report on Form 10-K for the
                      year ended March 31, 1995, and incorporated herein by this reference.

 4(o)                 Revolving Loan Note, dated as of April 27, 1995, by the Company and its subsidiaries and Foothill Capital Corporation, which was filed as
                      Exhibit 4(o) to the Company Annual Report on Form 10-K for the year ended March 31, 1995, and incorporated herein by this reference.

 4(p)                 Term Note, dated as of April 27, 1995, by the Company and its subsidiaries in favor of Foothill Capital Corporation, which was filed as Exhibit 4(p) to the Company Annual Report on Form 10-K for the year ended March 31, 1995, and incorporated herein by this reference.

 4(q)                 Form of Capital Equipment Note to be executed by the Company and its subsidiaries in favor of Foothill Capital Corporation, which was filed as Exhibit 4(q) to the Company Annual Report on Form 10-K for the year ended March 31, 1995, and incorporated herein by this reference.

 4(r)                 Deed of Trust and Security Agreement, dated as of April 27, 1995, in favor of Foothill Capital Corporation, which was filed as Exhibit 4(r)
                      to the Company Annual Report on Form 10-K for the year ended March 31,
                      1995, and incorporated herein by this reference.

 4(s)                 First Amendment to Loan and Security Agreement, dated as of
                      April 27, 1995, between the Company and its subsidiaries and
                      Foothill Capital Corporation, dated as of March 29, 1996, filed herewith.

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

10(e)<F*>             First Amendment to and Restatement of the KV Pharmaceutical 1981
                      Employee Incentive Stock Option Plan, dated March 9, 1987 (the
                      "Restated 1981 Option Plan"), which was filed as Exhibit 10(t) to the Company's Annual Report on Form 10-K for the year ended March
                      31, 1988, is incorporated herein by this reference.

- -------------------
   <F*>Management contract or compensation plan.



                                                     EXHIBIT INDEX
                                                     -------------

Exhibit Number                                 Description                                                Page
- --------------                                 -----------                                                ----
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

10(h)<F*>             Consulting Agreement between the Company and Victor M. Hermelin,
                      Chairman of the Board, dated October 30, 1978, as amended October
                      30, 1982, and Employment Agreement dated February 20, 1974, referred to therein (which was filed as Exhibit 10(m) to the
                      Company's Annual Report on Form 10-K for the year ended march 31,
                      1983) and subsequent  Amendments dated as of August 12, 1986, which was filed as Exhibit 10(r) to the Company's Annual Report on Form
                      10-K for the year ended march 31, 1987, and dated as of September
                      15, 1987 (which was filed as Exhibit 10(s) to the Company's Annual
                      Report on Form 10-K for the year ended March 31, 1988), and dated
                      October 25, 1988 (which was filed as Exhibit 10(n) to the Company's
                      Annual Report on Form 10-K for year ended March 31, 1989), and dated October 30, 1989 (which was filed as Exhibit 10(n) to the
                      Company's Annual Report on Form 10-K for the year ended March 31,
                      1990), and dated October 30, 1990 (which was filed as Exhibit 10(n)
                      to the Company's Annual Report on Form 10-K for the year ended
                      March 31, 1991), and dated as of October 30, 1991 (which was filed as Exhibit 10(i) to the Company's Annual Report on Form 10-K for
                      the year ended March 31, 1992), are incorporated herein by this reference.

10(i)<F*>             Restated and Amended Employment Agreement between the Company and
                      Gerald R. Mitchell, Vice President, Finance, dated as of March 31,
                      1994, is incorporated herein by this reference.

10(j)<F*>             Employment Agreement between the Company and Raymond F. Chiostri,
                      Corporate Vice-President and President - Pharmaceutical Division,
                      which was filed as Exhibit 10(l) to the Company's Annual Report on
                      Form 10-K for the year ended March 31, 1992, is incorporated herein by this reference.

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

- ------------------------
   <F*>Management contract or compensation plan.


                                                     EXHIBIT INDEX
                                                     -------------

Exhibit Number                                 Description                                                Page
- --------------                                 -----------                                                ----

10(l)<F*>             Amendment to the Lease for the facility located at 2503 South
                      Hanley Road, St. Louis, Missouri, between the Company as Lessee and
                      Marc S. Hermelin as Lessor, which was filed as Exhibit 10(p) to the
                      Company's Annual Report on Form 10-K for the year ended March 31,
                      1992, is incorporated herein by this reference.

10(m)<F*>             Amendment to Lease Agreement, dated as of September 30, 1985, between the Industrial Development Authority of the County of St.
                      Louis, Missouri, as Lessor and KV Pharmaceutical Company as Lessee,
                      regarding lease of facility located at 2303 Schuetz Road, St. Louis
                      County, Missouri, which was filed as Exhibit 10(q) to the Company's
                      Report on Form 10-Q for the quarter ended December 31, 1985, is incorporated herein by this reference.

10(n)<F*>             KV Pharmaceutical Company Fourth Restated Profit Sharing Plan and
                      Trust Agreement dated September 18, 1990, which was filed as
                      Exhibit 4.1 to the Company's Registration Statement on Form S-8 No.
                      33-36400, is incorporated herein by this reference.

10(o)<F*>             First Amendment to the KV Pharmaceutical Company Fourth Restated
                      Profit Sharing Plan and Trust dated September 18, 1990, is incorporated herein by this reference.

10(p)<F*>             KV Pharmaceutical Company 1991 Incentive Stock Option Plan, adopted as of October 7, 1991, which was filed as Exhibit 4 to the
                      Company's Form S-8 Registration Statement No. 33-44927, filed
                      January 6, 1992, is incorporated herein by this reference.

10(q)                 Consent Decree and Civil Actions Nos. 4:93CV00918 and 4:93CV00919
                      filed June 14, 1993, in connection with Complaint of Forfeiture on behalf of FDA, which was filed as Exhibit 10(s) to the Company's
                      Annual Report on Form 10-K for the year ended March 31, 1993, is incorporated herein by this reference.

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

- ------------------------
   <F*>Management contract or compensation plan.


                                                     EXHIBIT INDEX
                                                     -------------

Exhibit Number                                 Description                                                Page
- --------------                                 -----------                                                ----
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

10(w)<F*>             Stock Option Agreement dated June 1, 1995, granting stock option to
                      Marc S. Hermelin, which was filed as Exhibit 10(w) to the Company's
                      Quarterly Report on Form 10-Q for the quarter ended June 30, 1996, is incorporated herein by this reference.

10(x)<F*>             Second Amendment dated as of June 1, 1995, to Employment Agreement between the Company and Marc S. Hermelin, which was filed as
                      Exhibit 10(x) to the Company's Quarterly Report on Form 10-Q for
                      the quarter ended June 30, 1996, is incorporated herein by this reference.

10(y)<F*>             Amendment to and Restatement of the KV Pharmaceutical Company's
                      1991 Incentive Stock Option Plan dated as of November 1, 1995, filed herewith.

10(z)                 Stock Option Agreements dated as of January 22, 1996, granting stock options to MAC & Co., filed herewith.

10(aa)<F*>            Third Amendment dated as of November 22, 1995, to Employment
                      Agreement between the Company and Marc. S. Hermelin, filed herewith.

10(bb)<F*>            Stock Option Agreement dated as of November 22, 1995, granting a stock option to Victor M. Hermelin, filed herewith.

11(a)                 Computation of per share earnings, filed herewith.

16(a)                 Letter regarding change in certifying accountants, which was filed as Exhibit 16 to the Company's Report on Form 8-K/A, No. 2, filed
                      June 27, 1996, is incorporated herein by this reference.

22(a)                 List of Subsidiaries filed herewith.

23(a)                 Consent of BDO Seidman, L.L.P., filed herewith.

27(a)                 Financial Data Schedule, filed herewith.


- -------------------------
   <F*>Management contract or compensation plan.

                                       50