Form 10-Q
period 1996-06-30
KV PHARMACEUTICAL CO /DE/
filed 1996-07-31
CIK 57055

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

(X)  Quarterly report for the quarterly period ended   June 30, 1996
                                                    --------------------------
                                            OR

(  )   Transition Report Pursuant To Section 13 or 15(d) of The Securities
       Exchange Act of 1934

Commission file number                       1-9601
                      --------------------------------------------------------
                              K-V PHARMACEUTICAL COMPANY
- ------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

              DELAWARE                               43-0618919
- --------------------------------------  --------------------------------------
  (State or other jurisdiction of        (I.R.S. Employer Identification No.)
   incorporation or organization)

               2503 SOUTH HANLEY ROAD, ST. LOUIS, MISSOURI 63144
- ------------------------------------------------------------------------------
                    (Address of principal executive offices)
                                    (Zip Code)

                                  (314) 645-6600
- ------------------------------------------------------------------------------
               (Registrant's telephone number, including area code)


- ------------------------------------------------------------------------------
               (Former name, former address and former fiscal year,
                             if changed since last report)

           Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

Yes    X    No
   --------    --------

            Title of Class of                                    Number of Shares
              Common Stock                             Outstanding as of this Report Date
            -----------------                          ----------------------------------
Class A Common Stock, par value $.01 per share                     7,211,632
Class B Common Stock, par value $.01 per share                     4,664,175

                                 Page 1 of 11 Pages

                                       PART I

                                FINANCIAL INFORMATION

                        KV PHARMACEUTICAL COMPANY AND SUBSIDIARIES
                           CONSOLIDATED STATEMENTS OF OPERATIONS

                     For the Three Months Ended June 30, 1996 and 1995
                                        (Unaudited)


                                                                 1996                   1995
                                                             -----------             -----------
Revenues:
Net Revenues                                                 $13,067,817             $12,220,103

Costs and Expenses:
Manufacturing costs                                            7,138,276               6,657,625
Research and development                                       1,163,274               1,045,504
Selling and administrative                                     3,287,422               3,156,103
Interest expense                                                 114,763                 316,543
Amortization of intangible assets                                 48,683                 243,208
                                                             -----------             -----------
  Total Costs and Expenses                                    11,752,418              11,418,983
                                                             -----------             -----------

Income before income taxes                                     1,315,399                 801,120
Provision for income taxes                                        30,000                  30,000
                                                             -----------             -----------
Net Income                                                   $ 1,285,399             $   771,120
                                                             ===========             ===========

Net Income per Common Share
   (after preferred dividends
   payable of $105,438 in 1996
   and 1995):                                                      $0.10                  $0.06
                                                                    ====                   ====



See Accompanying Notes to Summarized Consolidated Financial Statements


                              KV PHARMACEUTICAL COMPANY AND SUBSIDIARIES
                                   CONSOLIDATED BALANCE SHEETS
                                June 30, 1996 and March 31, 1996
                                             (Unaudited)


                                                               06/30/96                03/31/96
                                                             -----------             -----------
ASSETS
- ------
Current Assets:
Cash and equivalents                                         $ 1,616,318             $ 2,038,069
Receivables                                                    9,744,704               8,502,714
Inventories                                                    8,297,828               8,450,162
Prepaid and other                                                136,913                 229,358
                                                             -----------             -----------
   Total Current Assets                                       19,795,763              19,220,303

Net Property and Equipment                                     7,551,533               7,621,217

Goodwill and other                                             2,725,340               2,328,190
                                                             -----------             -----------

TOTAL ASSETS                                                 $30,072,636             $29,169,710
                                                             ===========             ===========

LIABILITIES
- -----------
Current Liabilities:
Current maturities of long-term debt                         $   626,139             $   712,328
Accounts payable                                               1,533,181               2,068,265
Accrued liabilities                                            2,607,004               2,386,761
                                                             -----------             -----------
  Total Current Liabilities                                    4,766,324               5,167,354

Long-term debt                                                 2,503,050               2,541,216
Other                                                            949,252                 911,230
                                                             -----------             -----------
  Total Liabilities                                            8,218,626               8,619,800
                                                             -----------             -----------

Commitments and Contingencies

SHAREHOLDERS' EQUITY
- --------------------
Preferred stock                                                    2,410                   2,410
Class A common stock                                              71,793                  71,207
Class B common stock                                              46,941                  47,474
Additional paid-in capital                                    30,254,574              30,235,926
Retained deficit                                              (8,466,755)             (9,752,154)
Less cost of Class A and Class B common
   stock in treasury                                             (54,953)                (54,953)
                                                             -----------             -----------

TOTAL SHAREHOLDERS' EQUITY                                    21,854,010              20,549,910
                                                             -----------             -----------

TOTAL LIABILITIES AND
SHAREHOLDERS' EQUITY                                         $30,072,636             $29,169,710
                                                             ===========             ===========


See Accompanying Notes to Summarized Consolidated Financial Statements

                            KV PHARMACEUTICAL COMPANY AND SUBSIDIARIES
                             CONSOLIDATED STATEMENTS OF CASH FLOWS
                         For the Three Months Ended June 30, 1996 and 1995
                                           (Unaudited)
                                                                1996                     1995
                                                                ----                     ----
OPERATING ACTIVITIES
Net Income                                                   $ 1,285,399               $771,120

Adjustments to reconcile net income to net cash provided by operating activities:


Depreciation and amortization                                    393,056                586,080

Changes in operating assets and liabilities:
Increase in receivables                                       (1,241,990)              (530,934)
Net decrease (increase) in inventories and other
   current assets                                                244,779               (224,751)

Decrease (increase) in accounts payable and
   accrued liabilities                                          (314,841)               258,252
Other                                                             38,022                 35,534
                                                             -----------            -----------
NET CASH PROVIDED BY OPERATING ACTIVITIES                        404,425                895,301
                                                             -----------            -----------

INVESTING ACTIVITIES
Purchase of property and equipment, net                         (274,690)              (163,025)
 Other, net                                                     (445,832)              (296,857)
                                                             -----------            -----------

NET CASH USED IN INVESTING ACTIVITIES                           (720,522)              (459,882)
                                                             -----------            -----------

FINANCING ACTIVITIES
 Proceeds from credit facilities                                       -              4,502,910
 Repayment of credit facilities                                        -            (12,293,776)
 Proceeds from term loan facility                                      -              6,839,411
 Principal payments on long-term debt                           (124,355)              (192,579)
 Exercise of common stock options                                 18,701                      -
                                                             -----------            -----------

NET CASH USED IN FINANCING ACTIVITIES                           (105,654)            (1,144,034)
                                                             -----------            -----------

DECREASE IN CASH AND CASH EQUIVALENTS                           (421,751)              (708,615)
Cash and cash equivalents at beginning of year                 2,038,069              1,075,713
                                                             -----------            -----------

CASH AND CASH EQUIVALENTS AT END OF QUARTER                  $ 1,616,318            $   367,098
                                                             ===========            ===========

See Accompanying Notes to Summarized Consolidated Financial Statements

           NOTES TO SUMMARIZED CONSOLIDATED FINANCIAL STATEMENTS


NOTE A -- BASIS OF PRESENTATION

      The interim financial statements presented here have been prepared in conformity with the accounting principles and practices and methods of applying the same (including consolidating practices) reflected in the Annual Report of the Company on Form 10-K for the year ended March 31, 1996 filed with the Commission, except that detailed footnotes and schedules are not included. Reference is hereby made to the footnotes and schedules contained in the Annual Report. All significant intercompany balances and transactions have been eliminated and, in the opinion of management, all adjustments, which are of a normal recurring nature only, necessary to present a fair statement of the results of the Company and its subsidiaries have been made.

NOTE B -- EARNINGS PER SHARE

      Net income per common share is computed by dividing net income, less preferred dividends, by the weighted average number of common shares and common share equivalents (if dilutive) outstanding during the period. No preferred dividends were paid for the three months ended June 30, 1996 and 1995. Undeclared and unaccrued cumulative preferred dividends at June 30, 1996 and 1995 were $1,992,769 and $1,571,019, respectively. Common share equivalents consist of those common shares that would be issued upon the exercise of outstanding stock options. The weighted average number of shares used in the computations was 12,285,712 and 11,624,958 for the quarters ended June 30, 1996 and 1995, respectively. Primary and fully-diluted income per share was the same for each of the periods presented.

Item 2.     Management's Discussion and Analysis of Results of Operations,
            --------------------------------------------------------------
            and Liquidity and Capital Resources
            -----------------------------------

      (a)   Results of Operations
            ---------------------

            Revenues. Consolidated revenues for the first quarter of fiscal 1997 totaled $13.1 million compared to $12.2 million for the first quarter of fiscal 1996, an increase of $.9 million, or 7%. ETHEX revenues increased by $1.0 million, or 11% over the same period last year as a result of increased sales of existing products and new products introduced in fiscal 1996 and the first quarter of fiscal 1997.
            Costs and Expenses. Manufacturing costs remained relatively flat as a percentage of net sales increasing to 55% in the quarter ended June 30, 1996 from 54% in the same period last year.
            Research and development costs increased $.1 million, or 11%, compared to the same quarter of the prior year, due primarily to an increase in personnel costs to support continuing research into advanced drug delivery technologies.
            Selling and administrative expenses increased $.1 million, or 4% over the same period last year due to higher marketing, selling and administrative support costs associated with the new product introductions and expansion of ETHEX.
            Interest expense decreased $.2 million compared to the same period of the prior year. The decrease resulted from a lower level of borrowings during the first quarter of fiscal 1997.
            Amortization of intangible assets decreased $.2 million compared to the same period of the prior year. The decrease resulted from the $2.5 million reimbursement received for Deferred Improved Drug Entities(TM) in the fourth quarter of fiscal 1996.
            For the three months ended June 30, 1996 and 1995 the Company had a current provision for income taxes of $30,000 based on the alternative minimum tax, but otherwise made no provision for income taxes as a result of available net operating loss carryforwards.
            Net Income (Loss). As a result of the factors described above, net income improved $.5 million, or 67% to $1.3 million for the first quarter of fiscal 1997.

(b)   Liquidity and Capital Resources
      -------------------------------

            The following table sets forth selected balance sheet ratios at March 31, 1996, June 30, 1996 and June 30, 1995.

                                                        6/30/96     3/31/96     6/30/95
                                                 ---------------------------------------------
Working Capital Ratio                                  4.2 to 1    3.7 to 1    2.2 to 1
Debt to Debt Plus Equity                               .13 to 1    .14 to 1    .52 to 1
Total Liabilities to Equity                            .38 to 1    .42 to 1    1.7 to 1

            Working capital for the quarter ended June 30, 1996 increased $1.0 million, or 7% to $15.0 million from March 31, 1996, while cash and equivalents decreased $.4 million. Net cash provided from operations of $.4 million included an increase in receivables of $1.2 million principally from increased sales volume from ETHEX Corporation, which was offset by non-cash items totaling $.4 million and net decreases in other operating assets and liabilities. Borrowings reflected a decrease of $.1 million, resulting from the application of existing cash and funds provided by profitable operations. The ratio of current assets to current liabilities was 4.2 to 1 as of June 30, 1996, compared to 3.7 to 1 as of March 31, 1996.
            The debt to debt plus equity and total liabilities to equity ratios for the first quarter of fiscal 1997 decreased because of the impact of the net profit for the quarter.
            Investing activities for the first quarter of fiscal 1997 reflected capital expenditures of $.3 million and net expenditures for other assets of $.4 million, which were provided for through operations.
            The Company's cash and cash equivalents on hand at June 30, 1996 were $1.6 million. In addition, the Company currently has in place a credit facility with Foothill Capital Corporation under which it has the ability to borrow up to $17.5 million. This credit facility consists of a revolving loan, a term loan, a capital equipment loan facility and letters of credit to support the Company's outstanding industrial revenue bond and other requirements.
            Although the Company generally has been able to pass along to its customers at least a portion of cost increases in labor, manufacturing and raw material costs under its agreements, in certain instances no increases have been effected due to market conditions. It is not meaningful to compare changing prices over the past several years because the products, product formulas, product mix and sources of raw materials have varied substantially.
            The Company is continuing to transition its revenue base from one based on lower margin, highly competitive, short-term contract manufacturing to one based on higher margin, technology distinguished generic products, which it is focusing on marketing through ETHEX Corporation, as well as advanced technology drug delivery products to be marketed and co-marketed under long term marketing agreements and ventures. These advanced technology products are the subject of a number of long-term business arrangements and have differentiated and improved benefits derived from KV's drug delivery system technologies. For the most part, these products can be produced with existing manufacturing processes. The Company expects to continue a relatively high level of expenditures and investment for research, clinical and regulatory efforts relating to the development and commercialization of proprietary new products and advanced technology products and their approval for marketing.
            The Company has and is continuing to implement strategies to introduce additional products through its ETHEX subsidiary and de-emphasize contract services. This move to directly market its own technology distinguished generics has allowed the Company to rely less upon the dependence of its pharmaceutical marketing clients for growth and to shift its revenue growth internally, principally through ETHEX and the Company's licensing activities. The Company believes funds generated from operating activities and existing cash will be adequate to fund the Company's requirements for short term needs due to continued sales growth being experienced.

                        PART II.  OTHER INFORMATION

Item 6:     Exhibits and Reports on Form 8-K.
            ---------------------------------

            a) Exhibits - See Exhibit Index on page 11.

            b) The Company filed a report on Form 8-K dated May 21, 1996 and amendments thereto during the quarter ended June 30, 1996 regarding a change in independent certified accountants.

                                  SIGNATURES
       Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                       KV PHARMACEUTICAL COMPANY





Date:     July 31, 1996                  /s/ Marc S. Hermelin
      ----------------------------     ------------------------------
                                       Marc S. Hermelin
                                       Vice Chairman of the Board
                                       (Principal Executive Officer)



Date:     July 31, 1996                  /s/ Gerald R. Mitchell
      ----------------------------     ------------------------------
                                       Gerald R. Mitchell
                                       Vice President - Finance
                                       (Principal Financial and
                                       Accounting Officer)

                         EXHIBIT INDEX

Exhibit Number          Description
- --------------          -----------


     11          Computation of Earnings
                 Per Share Calculation.  Filed
                 Herewith.

     27          Financial Data Schedule.  Filed
                 Herewith.