Form 10-Q
period 1996-09-30
KV PHARMACEUTICAL CO /DE/
filed 1996-11-14
CIK 57055

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

(X)      Quarterly report for the quarterly period ended September 30, 1996

                                       OR

( )     Transition Report Pursuant to Section 13 or 15(d) of The Securities
         Exchange Act of 1934

Commission file number 1-9601

                           K-V PHARMACEUTICAL COMPANY
             (Exact name of registrant as specified in its charter)

         DELAWARE                                     43-0618919
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
 incorporation or organization)

                2503 SOUTH HANLEY ROAD, ST. LOUIS, MISSOURI 63144
                    (Address or principal executive offices)
                                   (Zip Code)

                                 (314) 645-6600
              (Registrant's telephone number, including area code)


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

Yes  X            No

                                                       Number of Shares
          Title of Class of                            Outstanding as of
            Common Stock                               this Report Date
            ------------                               ----------------

Class A Common Stock, par value $.01 per share            7,311,956
Class B Common Stock, par value $.01 per share            4,516,379

                                     PART I

                              FINANCIAL INFORMATION

                      CONSOLIDATED STATEMENTS OF OPERATIONS

      For the Three Months and Six Months Ended September 30, 1996 and 1995
                                   (Unaudited)



                                                                For the Three                               For the Six
                                                                 Months Ended                              Months Ended
                                                        09/30/96             09/30/95              09/30/96             09/30/95
                                                        --------             --------              --------             --------


Revenues                                               $13,094,448          $11,207,601           $26,162,265          $23,427,704
                                                       -----------          -----------           -----------          -----------

Costs and Expenses:

Manufacturing costs                                      6,641,286            5,571,139            13,779,562           12,228,762
Research and development                                 1,193,710            1,074,310             2,356,984            2,119,814
Selling and administrative                               3,546,399            2,998,444             6,833,821            6,154,547
Interest expense                                            36,522              411,386               151,285              727,931
Amortization of intangible
  assets                                                    48,684              192,871                97,367              436,079
                                                        ----------           ----------            ----------           ----------
Total Costs and Expenses                                11,466,601           10,248,150            23,219,019           21,667,133
                                                        ----------           ----------            ----------           ----------

Income before income
  taxes                                                  1,627,847              959,451             2,943,246            1,760,571
Provision for income taxes:
   Current                                                  30,000               30,000                60,000               60,000
   Deferred                                                      -                    -                     -                    -
                                                        ----------           ----------            ----------           ----------
Total                                                       30,000               30,000                60,000               60,000
                                                        ----------           ----------            ----------           ----------

Net Income                                              $1,597,847           $  929,451            $2,883,246           $1,700,571
                                                        ==========           ==========            ==========           ==========

Net Income per Common
  Share (after deducting preferred
  dividends: $105,438 for the three
  months ended September 30, 1996 &
  1995 and $210,876 for the six
  months ended September 30, 1996
  & 1995)                                                    $0.12                $0.07                 $0.22                $0.13
                                                             =====                =====                 =====                =====



See accompanying notes to Financial Statements

                   KV PHARMACEUTICAL COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      September 30, 1996 and March 31, 1996
                                   (Unaudited)

                                              09/30/96              03/31/96
                                              --------              --------

ASSETS
Current Assets:
Cash and equivalents                       $  2,376,649          $ 2,038,069
Receivables                                   7,509,115            7,281,459
Inventories                                  10,141,961            8,450,162
Prepaid and other                               248,207              229,358
                                            -----------          -----------
   Total Current Assets                      20,275,932           17,999,048

Net property and equipment                    7,508,259            7,621,217

Goodwill and other                            2,793,631            2,328,190
                                            -----------          -----------

TOTAL ASSETS                                $30,577,822          $27,948,455
                                            ===========          ===========


LIABILITIES
Current Liabilities:
Current maturities of long-term debt      $     512,284          $   712,328
Accounts payable                              1,947,632            2,068,265
Accrued liabilities                           1,242,297            1,165,506
                                            -----------          -----------
  Total Current Liabilities                   3,702,213            3,946,099

Long-term debt                                2,496,563            2,541,216
Other                                           912,275              911,230
                                            -----------          -----------
  Total Liabilities                           7,111,051            7,398,545
                                            -----------          -----------

Commitments and contingencies

SHAREHOLDERS' EQUITY
Preferred Stock                                   2,410                2,410
Class A common stock                             73,287               71,207
Class B common stock                             45,471               47,474
Additional paid-in capital                   30,269,464           30,235,926
Retained deficit                             (6,868,908)          (9,752,154)
Less cost of Class A and Class B
  common stock in treasury                      (54,953)             (54,953)
                                            -----------          -----------
TOTAL SHAREHOLDERS' EQUITY                   23,466,771           20,549,910
                                            -----------          -----------

TOTAL LIABILITIES AND
SHAREHOLDERS' EQUITY                        $30,577,822          $27,948,455
                                            ===========          ===========

See accompanying notes Financial Statements

                      CONSOLIDATED STATEMENTS OF CASH FLOW
              For the Six Months Ended September 30, 1996 and 1995
                                   (Unaudited)

                                                        1996            1995
                                                      --------        --------
OPERATING ACTIVITIES
Net Income                                        $  2,883,246     $  1,700,571

Adjustments to reconcile net income to net
  cash provided by operating activities:
  Depreciation and amortization                        792,467        1,122,917

Changes in operating assets and liabilities:
  Increase in receivables                             (227,656)      (1,147,030)
Net increase in inventories and
  other current assets                              (1,710,648)      (2,305,355)
Increase (decrease) in accounts payable and
  accrued liabilities                                  (43,842)         568,275
Increase in other                                        1,045           71,070
                                                   -----------     ------------
NET CASH PROVIDED BY
  OPERATING ACTIVITIES                               1,694,612           10,448
                                                   -----------     ------------

INVESTING ACTIVITIES
  Purchase of property and equipment, net             (582,143)        (413,002)

  Other, net                                          (562,807)        (349,393)
                                                   -----------     ------------

NET CASH USED IN INVESTING
  ACTIVITIES                                        (1,144,950)        (762,395)
                                                   -----------     ------------

FINANCING ACTIVITIES
  Proceeds from credit facilities                            -       14,994,880
  Repayment of credit facilities                             -      (21,473,311)
  Proceeds from term loan facility                           -        6,839,411
  Principal payments on long-term debt                (244,697)        (664,917)
  Exercise of common stock options                      33,615          200,124
                                                   -----------     ------------
NET CASH USED IN
FINANCING ACTIVITIES                                  (211,082)        (103,813)
                                                   -----------     ------------

INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS                                 338,580         (855,760)
Cash and cash equivalents
  at beginning of year                               2,038,069        1,075,713
                                                   -----------     ------------
CASH AND CASH EQUIVALENTS
  AT END OF PERIOD                                 $ 2,376,649     $    219,953
                                                   ===========     ============


See accompanying notes to Financial Statements

                    NOTES TO SUMMARIZED FINANCIAL INFORMATION



NOTE A - BASIS OF PRESENTATION

     The interim financial statements presented here have been prepared in conformity with the accounting principles and practices and methods of applying the same (including consolidating practices) reflected in the Annual Report of the Company on Form 10-K for the year ended March 31, 1996 filed with the Securities and Exchange Commission, except that detailed footnotes and schedules are not included. Reference is hereby made to the footnotes and schedules contained in the Annual Report. All significant intercompany balances and transactions have been eliminated and, in the opinion of management, all adjustments, which are of a normal recurring nature only, necessary to present a fair statement of the results of the Company and its subsidiaries have been made.

     Certain  reclassifications  have been made to the March 31, 1996  financial
statements   to  conform  to  the  September   30,  1996   financial   statement
presentation. These reclassifications had no effect on net earnings.

NOTE B  -  EARNINGS PER SHARE

     Net income per common share is computed by dividing net income, less preferred dividends, by the weighted average number of common shares and common share equivalents (if dilutive) outstanding during the period. Preferred dividends used in this calculation for the three-month and six-month periods ended September 30, 1996 and 1995 were $105,438 and $210,876, respectively. Undeclared and unaccrued cumulative preferred dividends at September 30, 1996 and 1995 were $2,098,212 and $1,676,460, respectively. Common share equivalents consist of those common shares that would be issued upon the exercise of outstanding stock options. The weighted average number of shares used in the computations were 12,034,886 and 11,740,305 for the quarters ended September 30, 1996 and 1995, respectively, and 12,060,398 and 11,682,632 for the six-month periods ended September 30, 1996 and 1995, respectively.

Item 2. Management's Discussion and Analysis of Results of Operations, and Liquidity and Capital Resources

(a)  Results of Operations

     REVENUES. Consolidated revenues for the second quarter of fiscal 1997 totaled $13.1 million, compared to $11.2 million for the second quarter of fiscal 1996, an increase of $1.9 million, or 17% greater than the same period last year. Year-to-date consolidated revenues were $26.2 million, an increase of $2.7 million or 12%, compared to the same period last year. The increase in sales volume for both the quarter and year-to-date is primarily attributable to continued growth being experienced by ETHEX from sales of new and existing products. ETHEX sales increased by $1.1 million, or 13% in the second quarter and were up $2.0 million, or 12% for the year-to-date over the same periods of the prior year. ETHEX sales accounted for 70% of consolidated revenues in the second quarter and have contributed 72% of total revenues for the year-to-date. Particle Dynamics and Contract Services revenues increased $.6 million or 31% and $.2 million or 19% respectively for the second quarter of fiscal 1997. These increases are attributed to increased sales volume.

     COSTS AND EXPENSES. Manufacturing costs increased as a percentage of net sales to 51% in the quarter ended September 30, 1996 from 50% in the same period last year. Year-to-date manufacturing costs as a percent of net sales increased to 53% from 52% for the six months ended September 30, 1996 and 1995, respectively. These increases were primarily attributable to changes in product mix.

     Research and development costs increased $.1 million or 11% for the quarter ended September 30, 1996, compared to the same quarter of the prior year. Year-to-date, these costs increased $.2 million, or 11%, compared to the same period of the prior year. These increases are primarily due to increased personnel and supply costs to support continuing research into advanced drug delivery technologies.

     Selling and administrative expense increased $.6 million, or 20% for the quarter ended September 30, 1996, compared to the same period of the prior fiscal year but remained constant at 27% as a percent of total revenues. Year-to-date selling and administrative expenses increased $.7 million, or 12%, over the same period last year but remained constant at 26% as a percent of total revenues. Increased expenditures are primarily related to higher ETHEX marketing, selling and administrative support costs associated with the new product introductions and expansion of ETHEX.

     Interest expense decreased $.4 million for the second quarter and $.6 million for the six-month period ended September 30, 1996, compared to the same period of the prior fiscal year. The decrease resulted from a lower level of borrowing during the first two quarters of fiscal 1997.

     Amortization of intangible assets decreased $.1 million, or 75%, for the quarter ended September 30, 1996, compared to the same quarter of the prior fiscal year. Year-to-date, these costs decreased $.3 million, or 78%, compared to the same period of the prior fiscal year. These decreases are attributable to reimbursements received in fiscal 1996 for intangible costs.

     For the six months ended September 30, 1996 and 1995 the Company had a current provision for income taxes of $60,000 based on the alternative minimum tax, but otherwise made no provision for income taxes as a result of available net operating loss carryforwards.

     NET INCOME. As a result of the factors described above, net income improved $.7 million, or 72% to $1.6 million for the second quarter of fiscal 1997 and year-to-date net income improved $1.2 million, or 70% compared to the same period of the prior year.

(b)  Liquidity and Capital Resources

     The following table sets forth selected balance sheet ratios at September 30, 1996, March 31, 1996 and September 30, 1995.

                                           09/30/96    03/31/96    09/30/95
                                           --------    --------    --------

   Working Capital Ratio                   5.5 to 1    4.6 to 1    2.8 to 1

   Debt to Debt Plus  Equity               .11 to 1    .14 to 1    .52 to 1

   Total Liabilities to Equity             .30 to 1    .36 to 1    1.5 to 1



     During the quarter ended September 30, 1996, working capital increased $1.5 million, or 10%, to $16.6 million while cash and cash equivalents increased $.8 million. Working capital for the six months ended September 30, 1996 increased $2.5 million, or 18%. Net cash provided from operations of $1.7 million included an increase in accounts receivables of $.2 million principally from increased sales volume from ETHEX Corporation and an increase in inventories of $1.7 million to support the additional sales volume and seasonal business. Borrowings reflected a decrease of $.2 million, resulting from the application of existing cash and funds provided by profitable operations to indebtedness. The ratio of current assets to current liabilities was 5.5 to 1 as of September 30, 1996, compared to 2.8 to 1 as of September 30, 1995.

     The debt to debt-plus-equity and total liabilities to equity ratios for the first six months of fiscal 1997 improved because of the impact of profitable operations.

     Investing activities for fiscal 1997 reflected capital expenditures of $.6 million and net expenditures for other assets of $.6 million, which funds were provided from operations.

     The Company's cash and cash equivalents on hand at September 30, 1996 were $2.4 million. In addition, the Company currently has in place a credit facility with Foothill Capital Corporation under which it has the ability to borrow up to $17.5 million. This credit facility consists of a revolving loan, a term loan, a capital equipment loan facility and letters of credit to support the Company's outstanding industrial revenue bond and other requirements.

     Although the Company generally has been able to pass along to its customers at least a portion of cost increases in labor, manufacturing and raw material costs under its agreements, in certain instances no increases have been effected due to market conditions. It is not meaningful to compare changing prices over the past several years because products, product formulas, product mix and sources of raw materials have varied substantially.

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

     The Company has and is continuing to implement strategies to introduce additional products through its ETHEX subsidiary and de-emphasize contract services. This move to directly market its own technology distinguished generics has allowed the Company to rely less upon the dependence of its pharmaceutical marketing clients for growth and to shift its revenue growth internally, principally through ETHEX and the Company's licensing activities. The Company believes funds generated from operating activities and existing cash, together with the funds available under its credit facility, will be adequate to fund the Company's requirements for short term needs due to the continued level of sales growth being experienced.

PART II.  OTHER INFORMATION

Item 4:  Submission of Matters to a Vote of Security Holders.

     On August 20, 1996, at the annual meeting of shareholders of the Company, the shareholders elected Marc S. Hermelin as a Class A Director for a three-year term. The number of votes cast in favor of Marc S. Hermelin (taking into account the fact that each share of Class A common stock has one-twentieth of a vote per share and each share of Class B common stock has one vote per share) was 4,284,202. The number of votes as to which authority was withheld was 23,388. The other directors of the Company whose terms of office as directors continued after the meeting are: Victor M. Hermelin, Alan G. Johnson and Garnet E. Peck, Ph.D.

     The shareholders approved the KV Pharmaceutical Company Amended and Restated 1991 Incentive Stock Option Plan by a vote of 3,118,706 for, 86,002 against, 27,971 abstaining and 950,805 broker non-votes.

Item 6:  Exhibits and Reports on Form 8-K.

         a)  Exhibits - See Exhibit Index on page 11
         b) The Company did not file any reports on Form 8-K during the quarter ended September 30, 1996.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                 KV PHARMACEUTICAL COMPANY





Date:  November 13, 1996                        /s/ Marc S. Hermelin
                                                --------------------
                                                Marc S. Hermelin
                                                Vice Chairman of the Board




Date:  November 13, 1996                        /s/ Gerald R. Mitchell
                                                ----------------------
                                                Gerald R. Mitchell
                                                Vice President - Finance
                                                Chief Financial Officer

                                  EXHIBIT INDEX



Exhibit Number                   Description                          Page

      11                  Computation of Earnings                     12-13
                          Per Share Calculation. Filed
                          Herewith.

      27                  Financial Data Schedule
                          (filed in EDGAR version only)