Form 10-Q
period 1996-12-31
KV PHARMACEUTICAL CO /DE/
filed 1997-02-06
CIK 57055

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

(X)      Quarterly report for the quarterly period ended December 31, 1996

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

Yes  X            No

          Title of Class of                       Number of Shares Outstanding
            Common Stock                             as of this Report Date
            ------------                             ----------------------

Class A Common Stock, par value $.01 per share              7,312,621
                                                       ------------------
Class B Common Stock, par value $.01 per share              4,516,044
                                                       ------------------

                                     PART I

                              FINANCIAL INFORMATION


                      CONSOLIDATED STATEMENTS OF OPERATIONS

      For the Three Months and Nine Months Ended December 31, 1996 and 1995
                                   (Unaudited)



                                                                 For the Three                             For the Nine
                                                                 Months Ended                              Months Ended
                                                         12/31/96            12/31/95              12/31/96            12/31/95
                                                         --------            --------              --------            --------


Revenues                                               $14,726,796          $11,956,080           $40,889,061          $35,383,784

Costs and Expenses:

Manufacturing costs                                      8,180,977            6,170,376            21,960,539           18,399,138
Research and development                                 1,302,529            1,098,420             3,659,513            3,218,234
Selling and administrative                               3,202,304            2,915,350            10,036,125            9,069,897
Interest expense                                           162,667              361,925               313,952            1,089,856
Amortization of intangible
  assets                                                    41,316              210,923               138,683              647,002
                                                            ------              -------               -------              -------

Total Costs and Expenses                                12,889,793           10,756,994            36,108,812           32,424,127
                                                        ----------           ----------            ----------           ----------

Income before income
  taxes                                                  1,837,003            1,199,086             4,780,249            2,959,657
Provision for income taxes:
   Current                                                  30,000               30,000                90,000               90,000
   Deferred                                                      -                    -                     -                    -
                                                         ---------            ---------             ---------            ---------
Total                                                       30,000               30,000                90,000               90,000
                                                         ---------            ---------             ---------            ---------

Net Income                                             $ 1,807,003          $ 1,169,086           $ 4,690,249          $ 2,869,657
                                                       ===========          ===========           ===========          ===========

Net Income per Common
  Share (after deducting preferred
  dividends:
  $105,438 for the three months
  ended December 31, 1996 and 1995
  and $316,314 for the nine
  months ended December 31, 1996
  and 1995)                                                  $0.14                $0.09                 $0.36                $0.22
                                                             =====                =====                 =====                =====



See accompanying Notes to Financial Statements

                   KV PHARMACEUTICAL COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      December 31, 1996 and March 31, 1996
                                   (Unaudited)

                                             12/31/96             03/31/96
                                             --------             --------

ASSETS
Current Assets:
Cash and equivalents                        $  3,031,449       $  2,038,069
Receivables                                    8,137,879          7,281,459
Inventories                                   11,722,654          8,450,162
Prepaid and other                                363,561            229,358
                                          --------------     --------------
   Total Current Assets                       23,255,543         17,999,048

Net property and equipment                     7,533,041          7,621,217

Goodwill and other                             2,826,451          2,328,190
                                             -----------        -----------

TOTAL ASSETS                                 $33,615,035        $27,948,455
                                             ===========        ===========


LIABILITIES
Current Liabilities:
Current maturities of long-term debt       $     402,163      $     712,328
Accounts payable                               3,133,317          2,068,265
Accrued liabilities                            1,689,283          1,165,506
                                           -------------      -------------
  Total Current Liabilities                    5,224,763          3,946,099

Long-term debt                                 2,164,897          2,541,216
Other                                            950,297            911,230
                                          --------------      -------------
  Total Liabilities                            8,339,957          7,398,545
                                          --------------      -------------

Commitments and contingencies

SHAREHOLDERS' EQUITY
Preferred Stock                                    2,410              2,410
Class A common stock                              73,364             71,207
Class B common stock                              45,398             47,474
Additional paid-in capital                    30,270,764         30,235,926
Retained deficit                              (5,061,905)        (9,752,154)
Less cost of Class A and Class B
  common stock in treasury                       (54,953)           (54,953)
                                           -------------       ------------
TOTAL SHAREHOLDERS' EQUITY                    25,275,078         20,549,910
                                            ------------       ------------

TOTAL LIABILITIES AND
SHAREHOLDERS' EQUITY                         $33,615,035       $27,948,455
                                             ===========       ===========

See accompanying Notes to Financial Statements



                      CONSOLIDATED STATEMENTS OF CASH FLOW
              For the Nine Months Ended December 31, 1996 and 1995
                                   (Unaudited)

                                                                       1996                             1995
                                                                     --------                          ------
OPERATING ACTIVITIES
Net Income                                                          $4,690,249                    $   2,869,657

Adjustments to reconcile net income to net
  cash provided by operating activities:
  Depreciation and amortization                                      1,217,877                        1,686,048

Changes in operating assets and liabilities:
(Increase) decrease in receivables                                    (856,420)                         221,660
Net increase in inventories and
  other current assets                                              (3,406,695)                      (2,706,438)
Increase (decrease) in accounts payable and
  accrued liabilities                                                1,588,829                       (1,660,825)
Increase in other                                                       39,067                           31,604
                                                                   -----------                     ------------
NET CASH PROVIDED BY
  OPERATING ACTIVITIES                                               3,272,907                          441,706
                                                                   -----------                     ------------

INVESTING ACTIVITIES
  Purchase of property and equipment, net                             (991,021)                        (679,806)

  Other, net                                                          (636,941)                        (458,807)
                                                                   -----------                    -------------

NET CASH USED IN INVESTING
  ACTIVITIES                                                        (1,627,962)                      (1,138,613)
                                                                  ------------                    -------------

FINANCING ACTIVITIES
  Proceeds from credit facilities                                                                    16,265,308
  Repayment of credit facilities                                                                    (22,014,700)
  Proceeds from term loan facility                                                                    6,839,411
  Principal payments on long-term debt                                (686,484)                      (1,435,378)
  Exercise of common stock options                                      34,919                          302,355
                                                                   -----------                    -------------
NET CASH USED IN
FINANCING ACTIVITIES                                                  (651,565)                         (43,004)
                                                                   -----------                    -------------

INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS                                                 993,380                         (739,911)
Cash and cash equivalents
  at beginning of year                                               2,038,069                        1,075,713
                                                                   -----------                    -------------
CASH AND CASH EQUIVALENTS
  AT END OF PERIOD                                                  $3,031,449                  $       335,802
                                                                    ==========                    =============


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

          Certain reclassifications have been made to the March 31, 1996 financial statements to conform to the December 31, 1996 financial statement presentation. These reclassifications had no effect on net earnings.

NOTE B  -  EARNINGS PER SHARE

          Net income per common share is computed by dividing net income, less preferred dividends, by the weighted average number of common shares and common share equivalents (if dilutive) outstanding during the period. Preferred dividends used in this calculation for the three-month and nine-month periods ended December 31, 1996 and 1995 were $105,438 and $316,314, respectively. Undeclared and unaccrued cumulative preferred dividends at December 31, 1996 and 1995 were $2,203,650 and $1,781,898, respectively. Common share equivalents consist of those common shares that would be issued upon the exercise of outstanding stock options. The weighted average number of shares used in the computations were 12,050,744 and 11,806,130 for the quarters ended December 31, 1996 and 1995, respectively, and 12,057,179 and 11,723,797 for the nine-month periods ended December 31, 1996, and 1995, respectively.

NOTE  C  -  SUBSEQUENT  EVENT

          In January, 1997, the Company concluded a broad-based agreement with Roche Holding, Ltd. of Basel, Switzerland.

          The agreement provides for the marketing by Roche or its licensee of a prescription one dose cure vaginal antifungal product, combining Roche's proprietary butoconazole nitrate with KV's proprietary SITE RELEASE(R) drug delivery technology. The product was originally developed by KV for Syntex (U.S.A.), Inc., which was acquired by a Roche affiliate in 1995. The approval process for the product is in an advanced stage although there is no assurance as to when the approval will be received. KV will manufacture the product and receive royalties once it is marketed. Under the agreement, KV also has the right to market the product in North America and was also given the exclusive right to market or license the prescription product in the rest of the world.

          The agreement included an initial cash payment of $3 million on January 1, 1997, with two additional payments of $3 million annually through January 1, 1999, unless regulatory approval of a potential follow-on product in the same therapeutic area is received prior to these dates. Upon approval, KV will receive manufacturing revenues and royalties on product sales of the follow-on product. Under the agreement, KV also has the exclusive right to market or license the follow-on product outside of North America.

          Also, as part of the agreement, KV will develop three additional products for Roche using KV's proprietary drug delivery technologies. KV would receive manufacturing revenues and royalties at the time the products are marketed.

          As  part  of  a  further  collaboration  under  the  agreement,   KV's
wholly-owned subsidiary, ETHEX Corporation, will market two of Roche's brand name products generically. In addition, Roche has committed to purchase $3.5 million of common stock from KV.

Item 2: Management's Discussion and Analysis of Results of Operations, and Liquidity and Capital Resources

(a)  Results of Operations

          Revenues. Consolidated revenues for the third quarter of fiscal 1997 totaled $14.7 million, compared to $12 million for the third quarter of fiscal 1996, an increase of $2.7 million, or 23% greater than the same period last year. Year-to-date consolidated revenues were $40.9 million, an increase of $5.5 million, or 16%, compared to the same period last year. The increase in sales volume for both the quarter and year-to-date is primarily attributable to continued growth being experienced by ETHEX from sales of new and existing products. ETHEX sales increased by $1.9 million, or 21% in the third quarter and were up $4 million, or 15%, for the year-to-date over the same periods of the prior year. ETHEX sales accounted for 75% of consolidated revenues in the third quarter and have contributed 73% of total revenues for the year-to-date. Combined, Particle Dynamics and Contract Services revenues increased $.8 million or 29% in the third quarter and $1.5 million or 16% year-to-date over the respective periods of the prior year. These increases are attributed to increased sales volume.

          Costs and Expenses. Manufacturing costs increased as a percentage of net sales to 56% in the quarter ended December 31, 1996 from 52% in the same period last year. Year-to-date manufacturing costs as a percent of net sales increased to 54% from 52% for the nine months ended December 31, 1996 and 1995, respectively. These increases were primarily attributable to changes in product mix.

          Research and development costs increased $.2 million or 19% for the quarter ended December 31, 1996, compared to the same quarter of the prior year. Year-to-date, these costs increased $.4 million, or 14%, compared to the same period of the prior year. These increases are primarily due to increased personnel and supply costs to support continuing research into advanced drug delivery technologies.

          Selling and administrative expense increased $.3 million, or 10%, for the quarter ended December 31, 1996, compared to the same period of the prior fiscal year but decreased to 22% of total revenues from 24% in the prior year. Year-to-date selling and administrative expenses increased $1 million, or 11%, over the same period last year but decreased to 25% of total revenues from 26% in the prior year. Increased expenditures are primarily related to higher ETHEX marketing, selling and administrative support costs associated with the new product introductions and expansion of ETHEX.

          Interest expense decreased $.2 million for the third quarter and $.8 million for the nine-month period ended December 31, 1996, compared to the same period of the prior fiscal year. The decreases resulted from a lower level of borrowing during the first three quarters of fiscal 1997.

          Amortization of intangible assets decreased $.2 million, or 80%, for the quarter ended December 31, 1996, compared to the same quarter of the prior fiscal year. Year-to-date, these costs decreased $.5 million, or 79%, compared to the same period of the prior fiscal year. These decreases are attributable to reimbursements received in fiscal 1996 for intangible costs.

          For the nine months ended December 31, 1996 and 1995 the Company had a current provision for income taxes of $90,000 based on the alternative minimum tax, but otherwise made no provision for income taxes as a result of available net operating loss carryforwards.

          Net Income. As a result of the factors described above, net income improved $.6 million, or 55% for the third quarter of fiscal 1997 and year-to-date net income improved $1.8 million, or 63% compared to the same period of the prior year.

(b)  Liquidity and Capital Resources

          The following table sets forth selected balance sheet ratios and amounts in thousands at December 31, 1996 and December 31, 1995.

                                  12/31/96                12/31/95
                                  --------                --------

Working Capital Ratio             4.5 to 1                3.3 to 1
Quick Ratio                       2.1 to 1                1.5 to 1
Debt to Debt Plus Equity          .09 to 1                .49 to 1
Total Liabilities to Equity       .33 to 1               1.30 to 1
Cash and Equivalents              $  3,031               $     336
Working Capital                     18,031                  12,272
Long Term Debt                       3,115                  11,778
Stockholders' Equity                25,275                  13,146


          During the quarter ended December 31, 1996, working capital increased $1.5 million, or 9%, to $18 million while cash and cash equivalents increased $.7 million. Working capital for the nine months ended December 31, 1996 increased $4 million, or 28%, including an increase in accounts receivables of $.9 million principally from increased sales volume from ETHEX Corporation and an increase in inventories of $3.4 million to support the additional sales volume and seasonal business. Net cash provided from operations was $3.3 million. Borrowings reflected a decrease of $.7 million, from the application of funds provided by profitable operations. The ratio of current assets to current liabilities was 4.5 to 1 as of December 31, 1996, compared to 3.3 to 1 as of December 31, 1995.

          The debt to debt-plus-equity and total liabilities to equity ratios continued to improve for the first nine months of fiscal 1997 due to the positive impact of consistent profitability.

          Investing activities for fiscal 1997 reflected capital expenditures of $1 million and net expenditures for other assets of $.6 million, which funds were provided from operations.

          The Company's cash and cash equivalents on hand at December 31, 1996 were $3 million. In addition, the Company currently has in place a credit facility with Foothill Capital Corporation under which it has the ability to borrow up to $17.5 million. This credit facility consists of a revolving loan, a term loan, a capital equipment loan facility and letters of credit to support the Company's outstanding industrial revenue bond and other requirements. The Company has no cash borrowings under the facility.

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

          The Company has transitioned its revenue structure from one based on lower margin, highly competitive, short-term contract manufacturing to focusing on higher margin, drug delivery product marketing through ETHEX Corporation and Particle Dynamics, Inc., its wholly-owned subsidiaries, as well as advanced technology drug delivery products to be marketed and co-marketed under long term licensing agreements. These advanced technology drug delivery products and systems are the subject of a number of long-term business arrangements and provide differentiated and/or improved benefits derived from incorporating KV's drug delivery system technologies. For the most part, these products can be produced with existing manufacturing processes. The Company expects to continue a relatively high level of expenditures and investment for research, clinical and regulatory efforts relating to the development and commercialization of proprietary new products and advanced technology products and their approval for marketing.

          The implementation of these strategies of focusing on drug delivery technology distinguished product marketing capabilities through its ETHEX and Particle Dynamics, Inc. subsidiaries and drug delivery licensing arrangements with brand pharmaceutical marketing clients has allowed the Company to de-emphasize contract services. Consequently, the Company has shifted its future growth internally, with drug delivery product marketing capabilities and drug delivery licensing activities constituting 89% of KV's total business.

          The Company believes funds generated from operating activities and existing cash, together with the funds available under its credit facility and the funds provided from the subsequent agreement with Roche Holding, Ltd. (See Note C), will be adequate to fund the Company's requirements for short term needs due to the continued level of sales growth being experienced.

Item 6:  Exhibits and Reports on Form 8-K.

         a)  Exhibits - See Exhibit Index on page 14
         b) The Company did not file any reports on Form 8-K during the quarter ended December 31, 1996.

                                   SIGNATURES


          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                             KV PHARMACEUTICAL COMPANY





Date:    February 5, 1997                   /s/ Marc S. Hermelin
         ------------------                 --------------------------
                                            Marc S. Hermelin
                                            Vice Chairman of the Board




Date:    February 5, 1997                   /s/ Gerald R. Mitchell
         ------------------                 --------------------------
                                            Gerald R. Mitchell
                                            Vice President - Finance
                                            Chief Financial Officer

                                  EXHIBIT INDEX



Exhibit Number                 Description                             Page
--------------                 -----------                             ----

     11                   Computation of Earnings                     15-16
                          Per Share Calculation. Filed
                          Herewith.