Form 10-K
period 1997-03-31
KV PHARMACEUTICAL CO /DE/
filed 1997-06-30
CIK 57055

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K
Mark One
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
                   For the fiscal year ended March 31, 1997 OR
[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
                        For the Transition period from to

                          Commission file number 1-9601

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         The aggregate market value of the 5,554,663 shares of Class A and 2,164,366 shares of Class B Common Stock held by nonaffiliates of the Registrant as of June 6, 1997 was $90,957,607 and $36,253,131 respectively. As of June 6, 1997, the Registrant had outstanding 7,709,147 and 4,338,950 shares of Class A and Class B Common Stock, respectively, exclusive of treasury shares.

                       DOCUMENTS INCORPORATED BY REFERENCE

         The following document is incorporated into this Report by reference:

         Part III: Portions of the definitive proxy statement of the Registrant (to be filed pursuant to Regulation 14(A) for Registrant's 1997 Annual Meeting of Shareholders, which involves the election of directors), are incorporated by reference into Items 10, 11, 12 and 13 to the extent stated in such items.

         Any forward-looking statements set forth in this Report are necessarily subject to significant uncertainties and risks. When used in this Report, the words "believes," "anticipates," "intends," "expects," and similar expressions are intended to identify forward-looking statements. Actual results could be materially different as a result of various possibilities. Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publicly release the results of any revisions to these forward-looking statements which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.


Item 1. Description of Business.

         (a) General Development of Business.

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

         KV's other wholly-owned subsidiary, Particle Dynamics, Inc. ("PDI"), formerly known as Desmo Chemical Corporation, was incorporated in New York in 1948 and acquired by KV in 1972. Through PDI, the Company develops and markets specialty pharmaceutical compounds, including directly compressible and microencapsulated ingredients used in pharmaceutical processing, and tastemasked vitamins and minerals for the pharmaceutical, nutritional and food industries.

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

         The Company develops generic drugs using its proprietary technologies that it markets and distributes through its wholly-owned subsidiary, ETHEX Corporation. ETHEX currently sells 40 products, 20 of which were launched over the past two fiscal years and many of which utilize KV's drug delivery systems. Approximately 10 additional products are expected to be launched during fiscal 1998. ETHEX Corporation distributes and markets these technology distinguished generic products directly to various markets and classes of trade customers, including wholesalers, chains, distributors, mail order houses, independent pharmacies, large HMOs and PPOs. ETHEX has achieved a 100% penetration in the 25 largest wholesalers and chains. Development of generic versions of existing brand name products is typically less costly and time consuming than the development of new drug products, because generic drugs typically contain pharmaceutical compounds previously approved by the FDA and generally qualify for the use of an abbreviated testing and approval process.

         The Company also enters into development and licensing arrangements with companies that (i) hold patent or marketing exclusivity rights to existing pharmaceutical products that may benefit from the application of KV's proprietary drug delivery technologies, (ii) are developing new therapeutic agents that require delivery systems or formulation capabilities such as those offered by the Company, and/or (iii) can market and sell the products developed by the Company. To date, KV has entered into agreements with various pharmaceutical marketers, including Roche Holding Ltd., Sandoz (Novartis), Janssen Pharmaceutical (Johnson & Johnson) and Taisho Ltd. of Japan. Under these agreements, KV generally develops a product which utilizes its drug delivery system in return for license fees, milestone payments, research reimbursement and manufacturing and royalty revenues. The Company's licensee is generally responsible for clinical trials, regulatory approvals and marketing activities. In certain cases, the Company may develop a product, conduct clinical trials and seek regulatory approval before entering into a licensing arrangement.

         Particle Dynamics, Inc. has developed and markets to the pharmaceutical, nutritional and food industries four distinct lines of specialty raw material products. DESCOTE(R) is a family of tastemasked vitamin and mineral products particularly applicable to chewable children's vitamins. DESTAB(TM) is a family of direct compression products which enable pharmaceutical manufacturers to produce tablets and caplets in a more efficient manner. DESTRIT(TM) is a family of low dose vitamin products for direct compression into vitamin tablets and VITACOTE(TM) is a line of stabilized vitamins for use in the pharmaceutical and food industries.

         During the mid-1990's, the Company implemented an integrated business strategy to commercialize its drug delivery technologies in a variety of ways, principally through the development and marketing of both brand name and generic pharmaceutical products. During fiscal 1997, 1996 and 1995, revenues from the implementation of these strategies were approximately 91%, 90% and 84%, respectively, of the Company's total net revenues.

         The Company's strategy is to maintain its position as a leading developer of innovative drug delivery systems and to apply its technologies to the formulation and commercialization of brand name and generic drugs and specialty raw materials. This strategy is comprised of four main components:

         The Development and Marketing of Technologically Distinguished Generic Drugs. The Company applied and continues to apply its drug delivery systems and formulation capabilities to develop and market technologically distinguished generic drugs. The Company does so by (i) identifying and replicating brand name drugs that are either off patent or are approaching patent expiration and which require or can utilize advanced drug delivery systems, or (ii) applying the Company's tastemasking formulations to an off patent drug in order to meaningfully increase patient compliance and the drug's commercial appeal.

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

         Selective Acquisitions and In-Licensing Opportunities. The Company is actively seeking opportunities to acquire additional products, product rights, technologies, and distribution channels that complement the Company's business and which can be integrated into the Company's existing research, manufacturing, marketing and distribution capabilities.

         Development and Marketing of Technologically Differentiated Specialty Raw Materials. The Company combines its advanced technologies with the utilization of its expertise in micro encapsulation and particle coating to strategically develop new products that improve taste, tableting efficiencies and stability while reducing manufacturing costs and increasing product quality.

DRUG DELIVERY TECHNOLOGIES

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

Controlled Release Technologies

         The Company has developed a number of controlled release drug delivery systems and formulation techniques that tailor the drug release profiles of certain orally administered pharmaceuticals and nutritional supplements. These systems, which provide for a single oral dose that releases the active ingredient over periods ranging from 12 to 24 hours, are designed to improve patient compliance, improve drug effectiveness and reduce potential side effects. These technologies have been used to formulate tablets, capsules and caplets that deliver single therapeutic compounds, as well as multiple active compounds, each requiring different release patterns within a single dosage form.

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

         MICRO RELEASE(R) is a micro-particulate formulation that employs smaller particles than KV/24(R) and METER RELEASE(R). MICRO RELEASE(R) encapsulates therapeutic agents which improve a drug's absorption in the body where precise release profiles are less important. MICRO RELEASE(R) has been commercialized in prescription and OTC nutritional products, including various prescription prenatal vitamins marketed through ETHEX Corporation.

Site Specific Technologies

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

         SITE RELEASE(R) is the subject of licensing and development agreements with such companies as Roche Holding Ltd., Taisho Ltd. of Japan, J. Uriach & Cia of Spain and others, to develop products for the treatment of topical and vaginal fungal infections.

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

         Trans-E(TM) (for transesophageal) is a new and novel bio-adhesive, controlled release delivery system which may permit oral delivery of compounds that normally would be degraded if administered orally, such as growth hormone, calcitonin and other protein/peptides and other complex compounds. Trans-E(TM) was specifically designed to provide an oral delivery alternative for biotechnology and other compounds that currently are injected or infused.

         BioSert(R) is a patented, bio-adhesive, controlled release system which at room temperature is a solid rectal or vaginal suppository and after insertion becomes a bioadhesive long acting cream. BioSert(R) has particular applications to therapeutic areas such as antifungals, narcotic analgesics and anti-arthritics.

Tastemasking Technologies

         KV has been at the forefront in the development of pharmaceutical formulations capable of improving the flavor of unpleasant tasting drugs. The Company has developed numerous platforms for its tastemasking technologies, including liquid, chewable and dry powder formulations.

         FlavorTech(R) is a liquid formulation technology designed to reduce bad tasting therapeutic products. FlavorTech(R) has been commercialized in cough/cold syrup products marketed through ETHEX Corporation and has special application to other products, such as antibiotic, geriatric and pediatric pharmaceuticals. FlavorTech(R) has also been commercialized through a licensing agreement with Sandoz (Novartis) for a liquid cough cold product.

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

COMPETITION

         Competition in the development and marketing of pharmaceutical products is intense and characterized by extensive research efforts and rapid technological progress. Many companies, including those with financial and marketing resources and development capabilities substantially greater than those of the Company, are engaged in developing, marketing and selling products that compete with those offered by the Company. There are also a few companies, including KV, which specialize in drug delivery technology and the development of products derived from those technologies for sale/licensing to pharmaceutical marketers. The Company believes that its patents, proprietary trade secrets, technological expertise, and product development and manufacturing capabilities position it to continue to develop products to compete effectively in the marketplace and maintain a leadership position in the field of advanced drug technologies.

         The Company also markets, sells and distributes generic products directly to various markets and classes of customers through ETHEX Corporation. ETHEX is subject to active competition from numerous firms. The primary competitive factors in this area are customer service, quality of products and price. The nature and level of competition varies among products, markets and classes of customers. The Company is subject to potential additional competition from firms who are able to obtain the necessary governmental approvals to manufacture and distribute similar products.

REGULATION

         The design, development and marketing of pharmaceutical compounds are intensively regulated by the Federal Food and Drug Administration ("FDA") and comparable agencies in foreign countries. For example, The Federal Food, Drug and Cosmetic Act, the Controlled Substances Act and other United States federal statutes and regulations impose requirements on the testing, manufacturing and approval of the Company's products before a drug can be marketed in the United States. Obtaining FDA approvals is a costly, time-consuming process and there is no guarantee that such approval will be obtained with respect to an individual product. All companies in the pharmaceutical industry are subject to FDA inspections for compliance with current Good Manufacturing Practice ("cGMP"), which encompasses all aspects of the production process as interpreted by the FDA and involves changing and evolving standards. FDA inspections are a part of a continuing effort by the FDA to oversee and upgrade the level of industry-wide compliance with cGMP, with an emphasis on increased validation of products and increased stringency of Standard Operating Procedures. The Company undergoes FDA inspections at all of its facilities.

         Since 1992, the Company has implemented new programs to ensure full compliance with all of the FDA's regulatory requirements and their increasingly vigorous interpretation by the government. In addition, KV has agreed with the FDA in a June 1993 Consent Decree to operate in compliance with FDA requirements and, in the event of violations of FDA requirements, has agreed to certain procedures with respect to corrective actions that may be warranted.

         With respect to potential new products, there are two principal ways for the Company to satisfy the FDA's safety and efficacy requirements for a new drug product, a new drug application (an "NDA") and an abbreviated new drug application (an "ANDA"). In recent years, the Company has experienced delays in obtaining FDA approvals. In certain instances, KV's customers have been responsible for obtaining such FDA approvals and have been similarly delayed. A number of products KV anticipated would be introduced to the pharmaceutical market by KV or its client pharmaceutical companies in fiscal 1992 through 1997 were delayed. The Company follows a policy of not disclosing information on the specific products covered by its FDA applications in order to protect the confidentiality and competitive position of the Company and its customers with respect to products which it has developed and expects to be the subject of future market introductions.

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

         During fiscal 1997, the Company encountered no serious shortages of any particular raw materials and has no indications that significant shortages will occur. However, a serious shortage of certain raw materials could have a material adverse effect upon the Company.

         The Company regards its drug delivery technologies as proprietary and maintains an extensive trade secret and patent protection program based on patent laws, trade secret laws and restrictions on disclosure and transferability contained in its product license agreements. Internal safeguards incorporated in its technologies also serve to protect the proprietary nature of its programs. In addition, employees with access to proprietary information and potential customers who evaluate KV's products are required to execute non-disclosure agreements. The Company intends to maintain and enforce the proprietary nature of its technologies. In addition to its patent and trade secret protection, KV believes that the collective knowledge and experience of its management and personnel and their ability to develop and enhance drug delivery technologies and products developed from such technologies are also of competitive significance.

         The Company presently owns 38 domestic and foreign patents expiring through 2013 and 24 trademarks expiring through 2012 (which are renewable assuming continuous use), none of which is considered material to the continuing operations and success of the Company. The Company considers its proprietary know-how and processing techniques to be of greater importance to its continuing operations than such patents.

         In order to protect its goodwill, the Company has applied for trademark protection for its technology names such as SITE RELEASE(R), KV/24(R), FlavorTech(TM) , OraSite(R), METER RELEASE(R), MICRO RELEASE(R), DESCOTE(R), and others. The Company intends to continue to trademark new technology and product names as they are developed.

         The business of the Company is generally not seasonal, although a number of new cough/cold products marketed through ETHEX Corporation can be subject to seasonal demand.

         The nature of the Company's business does not involve unusual working capital requirements. Inventories are maintained at sufficient levels to support current production and sales levels.

         Customers of the Company consist of large and small pharmaceutical marketing companies, drug chains and wholesalers. During fiscal 1997 and 1996, one unaffiliated customer, McKesson Drug Company, accounted for 15% of the Company's consolidated revenues. During fiscal 1996, no one customer accounted for 10% or more of consolidated revenues.

         The majority of the Company's sales are related to directly marketed generic products through ETHEX Corporation where backlog measurements are not meaningful, due to the short lead time required (days) in filling orders at any point in time relative to sales or income for a full 12-month period.

         Research and development spending, including overhead, spent by KV on research activities relating to the development of new products or services or the improvement of existing products or services was approximately $4,835,000 in fiscal 1997, $4,559,000 in fiscal 1996, and $4,525,000 in fiscal 1995. The estimated dollar amount contributed by customers to these amounts was $4,000 in fiscal 1997, $70,000 in fiscal 1996 and $271,000 in fiscal 1995.

         Spending for KV products comes from KV internal funding and from its major drug Company customers who have licensed marketing rights to KV-developed products. KV's internally funded research and development spending, which does not include licensing partners sponsored sources of funds, is approximately 8% of current revenues.

         The Company does not expect that compliance with federal, state or local provisions regulating the discharge of materials into the environment or otherwise relating to the protection of the environment will have a material effect on the Company's capital expenditures, earnings or competitive position.

         As of May 25, 1997, the Company had 333 employees. The Company is subject to a new five year collective bargaining agreement which was ratified in July, 1996 and covers 61 employees. The Company believes that its relations with its employees are good.

         The Company presently does not have material operations or sales in foreign countries and its domestic sales are not subject to unusual geographic concentration.

Item 2.  Properties.

         The Company's corporate headquarters is located in a two-story brick building at 2503 South Hanley Road in St. Louis County, Missouri, containing approximately 25,000 square feet of floor space. The Company has a lease on the building for a period of ten years expiring December 31, 2005, with one five-year option to renew.

         In addition, the Company has the leases and the owned facility shown in the following table:

                                              SQ FT    LEASE        RENEWAL
FACILITY                       USAGE          LEASED   EXPIRES      OPTIONS
============================== ===========    ======== =========    =======

2629 S. Hanley Road            Mfg. Oper.      18,000  11/30/97     5 years(1)
821 Hanley Industrial Court    Mfg. Oper.       5,000  11/30/97     3 years
8046-50 Litzsinger Road        Mfg. Oper.      17,000  12/31/96     5 years(1)
8056 Litzsinger Road           Office/Maint.    3,000  12/31/96     5 years(1)
2635 S. Hanley Road            Mfg. Oper.      12,150  11/30/97     5 years(1)
819 Hanley Ind'l Ct.           Mfg. Oper.       5,000  11/30/97     3 years
2525 S. Hanley Road            Mfg. Oper.      16,800  06/30/97     5 Years
8054 Litzsinger Road           Office           3,000  12/31/96     5 years(1)
2601 S. Hanley Road            PDI Office       1,480  04/30/97      5 years(1)
10888 Metro Court              Office/         81,810  Owned         N/A
                               Warehouse
2303 Schuetz Rd.               Mfg. Oper.      90,000  Owned         N/A



------------------------------------------------------

1 Three five-year options.


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

Item 3. Legal Proceedings.

         On April 6, 1995, the Company entered into a plea agreement with the U.S. Department of Justice under which the Company agreed to plead guilty to (1) two misdemeanor violations of the Federal Food, Drug and Cosmetic Act involving the failure to file certain required reports with the FDA in 1991 with respect to two lots of an erythromycin oral suspension product previously manufactured by the Company and (2) two misdemeanor counts involving the shipment of two lots of the same product, inappropriately labeled as to their shelf life. Under the plea agreement, the Company agreed to pay a fine of $500,000 and costs of $100,000 in installments of $75,000 every six months over 3 and one-half years, beginning in July 1995 and was placed on probation during the payment period.

Item 4. Submission of Matters to a Vote of Security Holders.

        Not applicable.

Item 4(a). Executive Officers of the Registrant1

         The following is a list of the current executive officers of the Company, their ages, their positions with the Company and their principal occupations for at least the past five years.

NAME                        AGE     POSITION HELD AND PAST EXPERIENCE
------------------------- --------- --------------------------------------------

Victor M. Hermelin           83     Director,   Chairman   of  the   Board   and
                                    Treasurer of the Company.

Marc S. Hermelin             55     Director,  Vice-Chairman  of the  Board  and
                                    Chief Executive Officer(2).

Alan G. Johnson              62     Director  and   Secretary  of  the  Company.
                                    Attorney  at Law and  Member in the law firm
                                    of  Gallop,  Johnson  & Neuman,  L.C.  since
                                    1976; Director of  MRL,   Inc.; and  Siboney
                                    Corporation.

Garnet E. Peck, Ph.D.        66     Director   of  the   Company   since   1994.
                                    Professor   of   Industrial   Pharmacy   and
                                    Director of  Industrial  Pharmacy for Purdue
                                    University  School of Pharmacy and Pharmacal
                                    Sciences since 1967.

Raymond F. Chiostri          63     Vice  President  and Group  President  of KV
                                    since  1986 and Chief  Executive  Officer of
                                    Particle   Dynamics,    Inc.   since   1995.
                                    President  -  Pharmaceutical  Division of KV
                                    1986 to 1995.

Gerald R. Mitchell           58     Vice President of Finance since 1981.

Mitchell I. Kirschner        51     Corporate   Vice   President   of   Business
                                    Development since 1989.2


         The term of office for each executive officer of the Company expires at the next annual meeting of the directors or at such time as his successor has been elected and qualified.

(1) This information is included in Part I as a separate item in accordance with Instruction 3 to Item 401(b) of Regulation S-K and General Instruction G to Form 10-K.

(2) Victor M. Hermelin is the father of Marc S. Hermelin and father-in-law of Mitchell I. Kirschner.

                                     PART II

Item 5.  Market for the  Company's  Common  Stock and  Related  Security Holder
         Matters

             a)       Principal Market

                      The Company's Class A Common Stock and Class B Common Stock are traded on the American Stock Exchange under the symbols KV.A and KV.B, respectively.

             b)       Stock Price and Dividend Information

                      High and low closing sales prices on the American Stock Exchange of the Company's Class A and Class B Common Stock during each quarter of fiscal 1997 and 1996 were as follows:

CLASS A COMMON STOCK

                      FISCAL 1997                    FISCAL 1996
                ------------------------        ------------------------
     QUARTER      High           Low               High           Low
     -------    ----------    -----------       -----------    ----------

     First        15 7/8          11 7/8           8 1/2           5 3/8
     Second       14 3/8           7 5/8          10 1/8           6 3/4
     Third        12 7/8          10 3/4          13 3/8           7 3/4
     Fourth       21 1/8          11 5/8          17 7/8          11 1/4


CLASS B COMMON STOCK

                      FISCAL 1997                     FISCAL 1996
                ------------------------        -------------------------
     QUARTER      High          Low                High           Low
     -------    ---------    -----------        -----------    ----------

     First        15 3/4        12                 8 1/2           5 5/8
     Second       14 1/4         7 1/2            10               7 1/2
     Third        12 3/4        10 3/4            13 3/8           7 3/4
     Fourth       21            11 1/2            17 7/8          11 1/2


         No cash dividends were paid on the Company's Class A or Class B Common Stock in fiscal 1997 or 1996. Dividends on Preferred Stock in the amount of $105,437 were paid during the fourth quarter of fiscal 1997, but no other dividends were paid during the above periods. See Note 8 to the Financial Statements regarding limitations on the payment of dividends.

         (c) Approximate Number of Holders of Common Stock

         The number of holders of record of the Company's Class A and Class B Common Stock as of June 6, 1997 was 689 and 621, respectively (not separately counting shareholders whose shares are held in "nominee" or "street" names, which are estimated to represent approximately 4,000 additional shareholders for each class of common stock).


Item 6. Selected Financial Data
                                                       ($ in 000's, except per share data)
                                                              Years Ended March 31,
                        ---------------------------------------------------------------------------------------------------
                               1997                1996               1995                1994                1993
                               ----                ----               ----                ----                ----

Revenues                     $58,037             $49,789             $39,743              $38,171             $43,496
   % Change                    16.6                25.3                4.1                (12.2)               3.5
Net income
(loss)                         8,924               4,043              (5,375)              (8,181)              1,055

Net income (loss) per
   common share (a)
   (b)                        0.70                0.31                (.52)               (.78)                .06

Total assets                  41,362              27,948              27,975               31,802              39,331

Long-term debt and
   other                       3,071               3,452              12,153               13,323              11,886

Shareholders' Equity          33,084              20,550               9,974               13,343              21,631


NOTES:

(a) After deducting preferred dividends of $421,750 or $.04 per common share in 1997, 1996, 1995, 1994 and 1993.

(b) Dividends were paid on the Preferred Stock in the fourth quarter of fiscal 1997 in the amount of $105,437, but no other cash dividends were paid on any shares of common or preferred stock during the five years ended March 31, 1997.

Item 7. Management's Discussion and Analysis of Results of Operations, and Liquidity and Capital Resources

         (a) Results of Operations

         The following table summarizes the Company's historical results of operations as a percentage of revenues for fiscal years 1997, 1996 and 1995.


                                                                    Fiscal Year Ended
                                               1997                       1996                       1995
                                     -------------------------- ------------------------- ---------------------------
                                        Amount     Percent          Amount     Percent        Amount     Percent
                                                                  (Dollars in thousands)

ETHEX (generic products)                  $40,225       69%          $34,498      69%         $24,939      63%
KV (manufacturing & licensing)
                                            9,124       16             7,430      15            7,729      19
PDI (pharmaceutical compounds)
                                            8,688       15             7,861      16            7,075      18
                                         --------       --           -------     ---          -------    ----
     Net Revenues                         $58,037      100%          $49,789     100%         $39,743     100%

Costs and Expenses:
   Manufacturing costs                    $29,478       51%          $26,260      53%         $26,066      66%
   Research and development
                                            4,835        8             4,559       9            4,525      11
   Selling and administrative
                                           13,818       24            12,749      25           11,979      30
   Other, Net                                 599        1             2,088       4            2,548       6
                                         --------      ---           -------    ----          -------     ---
     Total costs & expenses                48,730       84%          $45,656      91%         $45,118     113%
   Income (loss) before income
     taxes                                  9,307       16             4,133       9           (5,375)    (13)

   Net income (loss)                       $8,924       15%           $4,043       8%         $(5,375)    (13)%
                                           ======       ===           ======       ==         ========    =====


FISCAL 1997 COMPARED TO FISCAL 1996

         Revenues. Net revenues increased $8.2 million, or 17%, to $58 million during fiscal 1997 from $49.8 million in fiscal 1996. This sales growth was primarily due to an increase in the volume of new and existing generic products sold by ETHEX, increased licensing revenues as well as increased sales volume in contract services and Particle Dynamics. Net revenues from ETHEX increased $5.7 million, or 17%, to $40.2 million during fiscal 1997 from $34.5 million in fiscal 1996. This increase was primarily due to the launch of ten new generic products during fiscal 1997, in addition to increased sales in products introduced in the prior year. Net revenues derived from the sale of pharmaceutical compounds by PDI increased $.8 million, or 11%, to $8.7 million during fiscal 1997. This increase was attributable to increased sales volumes related to the prior years' introduction of new products for the over-the-counter DESCOTE(R) and DESTAB(TM) product lines. Contract services increased $1.7 million or 23% to $9.1 million in fiscal 1997 from $7.4 million in fiscal 1996, primarily due to increased licensing revenues of $1.3 million resulting from an agreement concluded with Roche Holding Ltd.

         Costs and Expenses. Manufacturing costs increased $3.2 million, or 12%, to $29.5 million during fiscal 1997 from $26.3 million in fiscal 1996. Manufacturing costs as a percentage of revenues decreased to 51% from 53%. This percentage decrease was primarily due to the continued growth in sales of higher margin products by ETHEX and increased margins in the Contract manufacturing business.

         Research and development costs increased $.2 million, or 6%, to $4.8 million during fiscal 1997 from $4.6 million in fiscal 1996. This increase was due to higher personnel costs. The Company expects to continue spending for
research  and  development  in  the  future,   emphasizing  the  development  of
additional   products  for  sale  by  ETHEX,   as  well  as  new  drug  delivery
technologies.

         Selling and administrative expenses increased $1.1 million, or 8%, to $13.8 million during fiscal 1997 from $12.7 million in the same period in fiscal 1996. However, as a percentage of revenue, selling and administrative expenses decreased to 24% from 25%. The increase in selling and administrative expenses was primarily related to the Company's selling and promotional activities associated with the significant growth experienced in the sales of new and existing generic products marketed by ETHEX and additional personnel to support the Company's continued growth.

         Interest expense decreased $1 million, or 70%, to $.4 million during fiscal 1997 from $1.4 million in fiscal 1996. This decrease resulted from lower effective interest rates and lower levels of average borrowing during the fiscal 1997 period. The income tax provision was $383,000 for fiscal 1997 compared to $90,000 in fiscal 1996. The tax provision of $383,000 is for state income taxes, while the $90,000 in 1996 was due to the effect of the alternative minimum tax.

         Net Income. As a result of the factors described above, net income improved $4.9 million or 121%, to $8.9 million for fiscal 1997 from net income of $4.0 million in fiscal 1996.

FISCAL 1996 COMPARED TO FISCAL 1995

         Revenues. Net revenues increased $10.1 million, or 25%, to $49.8 million during fiscal 1996 from $39.7 million in fiscal 1995. This sales growth was primarily due to an increase in the volume of new and existing generic products sold by ETHEX and increased licensing revenue. Net revenues from ETHEX increased $9.6 million, or 39%, to $34.5 million during fiscal 1996 from $24.9 million in fiscal 1995. This increase was primarily due to the launch of ten new generic products during fiscal 1996, in addition to increased sales of products introduced in the prior year. Licensing revenues increased $1.5 million to $2.3 million during fiscal 1996 due to an agreement concluded with a major pharmaceutical manufacturer to explore the development of products utilizing KV's drug delivery technologies. The Company recognized $1.7 million of licensing revenue from this transaction. Net revenues derived from the sale of pharmaceutical compounds by PDI increased $.8 million, or 11%, to $7.9 million during fiscal 1996. This increase is attributable to the introduction of new products for the over-the-counter DESCOTE(R) and DESTAB(TM) product lines. Those increases were partially offset by an expected decrease in revenues derived from contract services to $5.1 million in fiscal 1996 from $7 million in fiscal 1995 primarily due to the Company's continued de-emphasis of its lower margin contract manufacturing business in order to develop and market higher margin technologically distinguished generic products through ETHEX.

         Costs and Expenses. Manufacturing costs increased $.2 million, or less than 1%, to $26.3 million during fiscal 1996 from $26.1 million in fiscal 1995. Manufacturing costs as a percentage of revenues decreased to 53% from 66%. This percentage decrease was primarily due to the continued growth in sales of higher margin generic products by ETHEX.

         Research and development costs increased $34,000, or less than 1%, to $4.6 million during fiscal 1996 from $4.5 million in fiscal 1995. This increase was due to higher personnel costs. The Company expects to continue spending for research and development in the future, emphasizing the development of additional generic products for sale by ETHEX as well as new drug delivery technologies.

         Selling and administrative expenses increased $.7 million, or 6%, to $12.7 million during fiscal 1996 from $12 million in the same period in fiscal 1995. However, as a percentage of revenue, selling and administrative expenses decreased to 25% from 30%. The increase in selling and administrative expenses was primarily related to the Company's selling and promotional activities associated with the significant growth experienced in the sales of new and existing generic products marketed by ETHEX.

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

         Net Income (Loss). As a result of the factors described above, net income improved $9.4 million to $4 million for fiscal 1996 from a net loss of $5.4 million in fiscal 1995.

         (b) Liquidity and Capital Resources

         The following table sets forth selected balance sheet data and ratios for fiscal years 1997, 1996 and 1995.

                                                                          At March 31,
                                                                          ($ in 000's)
                                                                          ------------
                                                          1997                1996                 1995
                                                   ------------------- -------------------- -------------------

        Working Capital Ratio                           5.8 to 1            4.6 to 1             2.5 to 1
        Quick Ratio                                     3.1 to 1            2.4 to 1             1.4 to 1
        Debt to Debt Plus Equity                        .07 to 1            .14 to 1             .57 to 1
        Total Liabilities to Equity                     .25 to 1            .36 to 1            1.80 to 1
        Cash and Equivalents                            $  7,628            $  2,038            $   1,076
        Working Capital                                   25,017              14,053                8,927
        Long Term Liabilities                              3,071               3,452               12,153
        Stockholders' Equity                              33,084              20,550                9,974


         Working capital for fiscal 1997 increased $11 million, or 78%, to $25 million due to an increase in current assets of $12.2 million and an increase in current liabilities of $1.3 million. Net cash provided by operating activities for fiscal 1997 included increases in receivables of $1.3 million and inventories of $4.3 million to improve service levels, which resulted primarily from increased sales volume of ETHEX products, and an increase in accounts payable and accrued liabilities of $1.6 million. These changes in receivables, inventories and payables were more than offset by net income and non-cash charges aggregating $10.6 million, resulting in cash provided by operating activities of $5.6 million for fiscal 1997.

         At the end of fiscal 1997, the Company's "quick assets", cash, cash equivalents and accounts receivable increased $6.9 million (74%) from the prior year, while current liabilities increased $1.3 million (32%) resulting in a "quick ratio" of 3.1 to 1 compared to 2.4 to 1 at the end of 1996.

         The debt to debt plus equity and total liabilities to equity ratios for fiscal 1997 decreased because of the impact of the net income for the year, the repayment of debt and $3.5 million proceeds from the private placement sale of 200,000 shares of Class A Common Stock to Roche Holding Ltd., completed in March, 1997.

         Investing activities in fiscal 1997 reflected capital expenditures of $2 million and net expenditures for other assets of $.8 million, which were provided for through operations.

         In January, 1996 the Company concluded an agreement with a major pharmaceutical marketer whereby the Company received $5,000,000 and certain other considerations, plus $5,000,000 for the sale of certain Class A common stock options exercisable in various periods through September, 1998 (See Note
12). Under the transaction, which was entered into between the parties partially in consideration of and replacing certain other products, the two companies entered into an agreement for future royalties and product opportunities. The Company gave the marketer the right to explore the Company's drug delivery technologies with the possibility of entering into future agreements for individual products. The transaction (other than the sale of the options) was recorded as a reimbursement to the Company for, and thus the removal from its balance sheet, of approximately $2,500,000 of Deferred Improved Drug

Entities(TM), receivables and inventory of approximately $400,000, and patents and trademarks relating to the Company's technologies of approximately $200,000. As a result, approximately $1,700,000 was included in licensing revenues and $200,000 as a reimbursement of expenses.

         In January, 1997, the Company concluded a broad-based agreement with Roche Holding Ltd. of Basel, Switzerland. (Roche). As part of the agreement, Roche purchased 200,000 shares of Common Class A stock for $3,500,000. In addition, the agreement included an initial cash payment of $3 million on January 1, 1997. Two additional payments of $3 million annually will be received through January 1, 1999, unless regulatory approval of a potential follow on product in the same therapeutic area is received prior to these dates. The initial $3,000,000 payment has been included in revenue, while the future payments will be similarly treated, when received. Upon approval, KV will receive royalties on sales of the product.

         The Company's cash and cash equivalents on hand at year-end were $7.6 million. The Company also had in place at March 31, 1997, a secured credit facility aggregating $17.5 million, which is in the process of being replaced by an unsecured revolving line of credit and letter of credit facility aggregating $22,600,000 with LaSalle National Bank. Completion of the transition in credit facilities occurred as of June 18, 1997. The Company's capital equipment commitments at year-end totaled approximately $1.7 million and a planned expansion of its corporate headquarters approximating $1.8 million is expected to occur in fiscal 1998.

         On June 15, 1997, the Company exercised its right of first refusal to purchase for $4,300,000 the facility it had been renting at 10888 Metro Court and a separate long-term financing of the purchase has been arranged with LaSalle National Bank in the amount of $3,500,000. This transaction was completed on June 24, 1997.

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

         The Company has transitioned its revenue structure from one based on lower margin, highly competitive, short-term contract manufacturing to focusing on higher margin, drug delivery product marketing through ETHEX Corporation and Particle Dynamics, Inc., its wholly-owned subsidiaries, as well as advanced technology drug delivery products to be marketed and co-marketed under long-term licensing agreements. These advanced technology drug delivery products and systems are the subject of a number of long-term business arrangements and provide differentiated and/or improved benefits derived from incorporating KV's drug delivery system technologies. For the most part, these products can be produced with existing manufacturing processes. The Company expects to continue a relatively high level of expenditures and investment for research, clinical and regulatory efforts relating to the development and commercialization of proprietary new products and advanced technology products and their approval for marketing.

         The implementation of these strategies of focusing on drug delivery technology distinguished product marketing capabilities through its ETHEX and Particle Dynamics, Inc. subsidiaries and drug delivery licensing arrangements with brand pharmaceutical marketing clients has allowed the Company to de-emphasize contract services. Consequently, the Company has shifted its future growth internally, with drug delivery product marketing capabilities and drug delivery licensing activities constituting 91% of KV's total business

             The Company believes funds generated from operating activities and existing cash, together with the funds available under its new credit facility and the funds provided from licensing agreements will be adequate to fund the Company's requirements for short term needs due to the continued sales growth being experienced.


         (c) New Accounting Standards

         In March 1997, the Financial Accounting Standards Board issued Statement Number 128, Earnings Per Share. This pronouncement provides for a different method of calculating earnings per share than is currently used. Management feels that the adoption of this pronouncement will not have a significant effect on its earnings per share.


Item 8. Financial Statements and Supplementary Data.

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors and Shareholders of KV Pharmaceutical Company:



We have audited the consolidated balance sheets of KV Pharmaceutical Company and Subsidiaries as of March 31, 1997 and 1996, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended March 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of KV Pharmaceutical Company and Subsidiaries as of March 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 1997, in conformity with generally accepted accounting principles.

BDO SEIDMAN, LLP
St. Louis, Missouri

June 18, 1997


                   KV PHARMACEUTICAL COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             March 31, 1997 and 1996

ASSETS                                                                1997                        1996
------
                                                               -------------------          ------------------
Current Assets:
Cash and cash equivalents                                         $     7,627,523              $    2,038,069
Receivables, less allowance for doubtful accounts of
   $129,055 and $570,498 in 1997 and 1996, respectively                 8,579,598                   7,281,459
Inventories                                                            12,785,588                   8,450,162
Prepaid and other current assets                                        1,230,193                     229,358
                                                               ------------------           -----------------
  Total Current Assets                                                 30,222,902                  17,999,048
                                                               ------------------           -----------------

 Net Property and Equipment                                             8,117,809                   7,621,217
                                                               ------------------           -----------------

Goodwill and other assets                                               3,021,009                   2,328,190
                                                               ------------------           -----------------
TOTAL ASSETS                                                        $  41,361,720               $  27,948,455
                                                               ===================          =================

LIABILITIES
Current Liabilities:
Current maturities of long-term debt                             $        351,316               $     712,328
Accounts payable                                                        2,045,048                   2,068,265
Accrued liabilities                                                     2,809,571                   1,165,506
                                                               -------------------          ------------------
  Total Current Liabilities                                             5,205,935                   3,946,099

Long-term debt                                                          2,158,025                   2,541,216
Other long-term liabilities                                               913,319                     911,230
                                                               -------------------          ------------------
TOTAL LIABILITIES                                                       8,277,279                   7,398,545
                                                               -------------------          ------------------

Commitments and Contingencies

SHAREHOLDERS' EQUITY
Preferred stock, $.01 par value; $25.00
  stated and liquidation  value; 840,000
  shares authorized; issued and outstanding -
  241,000 shares in 1997 and 1996                                           2,410                       2,410

Class A and Class B Common Stock, $.01 par value;
  60,000,000 shares of each authorized;
  Class A-issued 7,717,487 and 7,120,614 in 1997 and 1996                  77,175                      71,207
  Class B-issued 4,376,570 and 4,747,357 in 1997 and 1996                  43,766                      47,474

Additional paid-in capital                                             33,844,685                  30,235,926
Retained deficit                                                         (828,642)                 (9,752,154)
Less:  Treasury stock, 23,746 shares each of
  Class A and Class B common stock, at cost                               (54,953)                    (54,953)
                                                               --------------------         -------------------

TOTAL SHAREHOLDERS' EQUITY                                             33,084,441                  20,549,910
                                                               -------------------          ------------------

TOTAL LIABILITIES AND SHAREHOLDERS'
EQUITY                                                              $  41,361,720               $  27,948,455
                                                               ===================          ==================



See Accompanying Notes to Consolidated Financial Statements



                                               KV PHARMACEUTICAL COMPANY AND SUBSIDIARIES
                                                 CONSOLIDATED STATEMENTS OF OPERATIONS


                                            For the Years Ended March 31, 1997 1996 and 1995

                                                           1997                       1996                      1995
                                               ----------------------    ------------------------    -----------------------
Net Revenues                                            $ 58,037,159                $ 49,788,635             $ 39,742,554

Costs and Expenses:
Manufacturing costs                                       29,478,372                  26,259,638               26,065,642
Research and development                                   4,835,478                   4,559,360                4,524,956
Selling and administrative                                13,817,802                  12,748,726               11,978,564
Interest expense                                             411,237                   1,377,604                1,275,622
Amortization of intangible assets                            187,758                     710,647                  672,571
Litigation settlement                                              -                           -                  600,000
                                               ----------------------    ------------------------    -----------------------
Total costs and expenses                                  48,730,647                  45,655,975               45,117,355
                                               ----------------------    ------------------------    -----------------------

Income (Loss) before income taxes                          9,306,512                   4,132,660               (5,374,801)

Provision for income taxes                                   383,000                      90,000                        -
                                               ----------------------    ------------------------    -----------------------

Net Income (Loss)                                      $   8,923,512               $   4,042,660             $ (5,374,801)
                                               =====================     ========================    =======================

Net Income (Loss) per Common Share
    (after deducting preferred dividends
    of $421,750 in 1997, 1996 and 1995):               $       0.70                $        0.31                   (0.52)
                                               =====================     ========================    =======================



See Accompanying Notes to Consolidated Financial Statements


                     PHARMACEUTICAL COMPANY AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                For the Years Ended March 31, 1997, 1996 and 1995

                                                         Class A  Class B      Additional     Retained                      Total
                                          Preferred      Common   Common         Paid-In      Earnings     Treasury    Shareholders'
                                            Stock         Stock    Stock         Capital     (Deficit)       Stock         Equity
                                          ------------------------------------------------------------------------------------------
Balance at March 31, 1994                  $2,410       $63,050   $48,011    $21,704,514   $(8,420,013)    $(54,953)    $13,343,019
Stock Options  exercised,
 420 shares of Class A and 370 shares
 of Class B, less 150 shares of each
 class repurchased                              -             3         2           (239)            -            -            (234)
Sale of 375,000 shares of Class A               -         3,750         -      2,002,448             -            -       2,006,198
Conversion of 826,000 shares of Class B
  Shares to Class A shares                      -           826      (826)             -             -            -               -
Net Loss for 1995                               -             -         -              -    (5,374,801)           -      (5,374,801)
                                          ---------- ------------ --------- ------------- --------------   ----------- -------------
Balance at March 31, 1995                   2,410        67,629    47,187     23,706,723   (13,794,814)     (54,953)      9,974,182
                                          ---------- ------------ --------- ------------- --------------   ----------- -------------
Stock Options issued                            -             -         -      5,000,000             -            -       5,000,000
Stock Options exercised,
  194,242 shares of Class A                     -         1,943         -        772,107             -            -         774,050
  192,122 shares of Class B                     -             -     1,922        757,096                                    759,018
Conversion of 163,475 shares of
  Class B shares to Class A shares              -         1,635    (1,635)             -             -            -               -
Net Income for 1996                             -             -         -              -     4,042,660            -       4,042,660
                                          ---------- ------------ --------- ------------- --------------   ----------- -------------
Balance at March 31, 1996                   2,410        71,207    47,474     30,235,926    (9,752,154)     (54,953)     20,549,910
                                          ---------- ------------ --------- ------------- --------------   ----------- -------------
Sale of 200,000 Class A shares                  -         2,000         -      3,498,000             -            -       3,500,000
Stock Options issued as compensation            -             -         -        114,300             -            -         114,300
Stock Options exercised,
  13,125 shares of Class A                      -           130         -         50,188             -            -          50,318
  13,195 shares of Class B                      -             -       130         51,708             -            -          51,838
  Less 177 shares of each class
   repurchased
Conversion of 383,925 shares of
  Class B shares to Class A shares              -         3,838    (3,838)             -             -            -               -
Dividends paid on preferred stock               -             -         -       (105,437)            -            -        (105,437)
Net income for 1997                             -             -         -              -     8,923,512            -       8,923,512
                                          ---------- ------------ --------- ------------- -------------    ---------  --------------
Balance at March 31, 1997                  $2,410       $77,175   $43,766    $33,844,685     $(828,642)    $(54,953)    $33,084,441
                                          ---------- ------------ --------- ------------- --------------   ----------  -------------


See Accompanying Notes to Consolidated Financial Statements


                   KV PHARMACEUTICAL COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               For the Years Ended March 31, 1997, 1996, and 1995


                                                                                 1997                 1996                1995
                                                                                 ----                 ----                ----
OPERATING ACTIVITIES
Net Income (Loss)                                                           $  8,923,512        $  4,042,660        $ (5,374,801)
Adjustments to reconcile net income (loss)
   to net cash provided by operating activities:
   Depreciation, amortization and other non-cash charges                       1,594,300                               1,961,975
   Stock options issued as compensation                                          114,300           2,098,622                   -
                                                                                                           -

Changes in operating assets and liabilities:
   (Increase) in receivables                                                  (1,298,139)           (440,836)           (448,347)
   (Increase) decrease in inventories and other current
     assets                                                                   (5,336,261)
                                                                                                  (1,820,982)          3,212,927
   (Increase) decrease  in accounts payable and
     accrued liabilities                                                       1,620,848                                 483,761
                                                                                                    (799,676)
   Other                                                                           2,089              (7,861)            574,991
                                                                       ------------------   ------------------  -----------------
NET CASH PROVIDED BY OPERATING
ACTIVITIES                                                                     5,620,649           3,071,927             410,506
                                                                       ------------------   -----------------   -----------------

INVESTING ACTIVITIES
   Purchase of property and equipment                                         (1,903,134)           (841,318)           (334,404)
   Decrease in Deferred Improved Drug Entities                                         -           2,450,241                   -
   Other                                                                        (880,577)           (457,006)           (315,840)
                                                                       -------------------  ------------------  ------------------
NET CASH PROVIDED BY (USED IN) INVESTING
 ACTIVITIES                                                                   (2,783,711)          1,151,917            (650,244)
                                                                       -------------------  -----------------   ------------------

FINANCING ACTIVITIES
   Proceeds from credit facilities                                                     -          28,311,372           6,086,046
   Repayment of credit facilities                                                      -         (34,130,635)         (6,800,000)
   Proceeds from term loan facility                                                    -           6,820,189                   -
   Principal payments on long-term debt                                         (744,203)        (10,795,482)           (483,541)
   Proceeds from sale of common stock                                          3,500,000                   -           2,006,198
   Dividends paid on preferred stock                                            (105,437)                  -                   -
   Exercise (repurchase) of common stock options                                 102,156           1,533,068                (234)
   Proceeds from sale of stock options                                                 -           5,000,000                   -
                                                                       ------------------   -----------------   -----------------
NET CASH PROVIDED BY (USED IN) FINANCING
ACTIVITIES                                                                     2,752,516          (3,261,488)            808,469
                                                                       ------------------   ------------------  -----------------

INCREASE IN CASH AND CASH EQUIVALENTS                                          5,589,454             962,356             568,731
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                 2,038,069           1,075,713             506,982
                                                                       ------------------   -----------------   -----------------
CASH AND CASH EQUIVALENTS AT END OF YEAR                                    $  7,627,523        $  2,038,069        $  1,075,713
                                                                       ==================   =================   =================



See Accompanying Notes to Consolidated Financial Statements

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies


Principles of Consolidation

         The consolidated financial statements include the accounts of KV Pharmaceutical Company (the Company) and its wholly-owned subsidiaries. All material intercompany accounts and transactions have been eliminated in consolidation.

Cash Equivalents

         Cash equivalents consist of highly liquid instruments that have an original maturity of three months or less.

Inventories

         Inventories are stated at the lower of cost or market, with the cost determined on the first-in, first-out (FIFO) basis.

Property and equipment

         Property and equipment are stated at cost. Depreciation is computed over the estimated useful lives using the straight line method.

Goodwill and other assets

         The excess of cost of investment over the fair value of net assets of the subsidiaries at the time of acquisition is being amortized on a straight line basis over 40 years. All other deferred charges are being amortized over periods varying from 5 to 17 years on a straight line basis.

Revenue Recognition

         The Company recognizes revenue from product sales upon shipment to its customer. Provisions for estimated sales allowances, returns and losses are accrued at the time revenues are recognized. The Company also enters into long-term agreements under which it assigns marketing rights for the products it has developed to pharmaceutical marketers. The Company recognizes royalties and other payments specified in the agreements as income when the earnings process is completed.

Earnings Per Share

         Earnings (Loss) per share after deducting/adding preferred dividends are based on the weighted average number of common and common equivalent share outstanding during each year. Common equivalent shares consist of the dilutive effect of unissued shares that would be issued upon the exercise of outstanding stock options. The weighted average number of shares aggregated 12,106,992, 11,814,097 and 11,178,495 in 1997, 1996 and 1995, respectively.

Income Taxes

         The Company accounts for income taxes on the liability method. Deferred income taxes are provided on the differences between the tax basis of assets and liabilities and their financial reporting amounts based on enacted tax rates. These temporary differences relate primarily to depreciation, accounts receivable and inventory reserves, deferred compensation, net operating loss carryforward and various tax credits.

         Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

Use of Estimates

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

Long-Lived Assets

         Long-lived assets and certain identifiable intangibles are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable through the estimated un-discounted future cash flows from the use of these assets. When any such impairment exists, the related assets will be written down to fair value in accordance with Statement of Financial Accounting Standards No 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." No impairment losses have been necessary through March 31, 1997.

Stock-Based Compensation

         The Company grants stock options for a fixed number of shares to employees with an exercise price greater than or equal to the fair value of the shares at the date of grant. The Company accounts for stock option grants in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees "(APB Opinion No. 25"). That Opinion requires that compensation cost related to fixed stock options plans be recognized only to the extent that the fair value of the shares at the grant date exceeds the exercise price. Accordingly, the Company recognizes no compensation expense for its stock option grants.

         In October 1995, the Financial Accounting Standards Board, issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS No. 123). SFAS No. 123 allows companies to continue to account for their stock option plans in accordance with APB Opinion No. 25, but encourages the adoption of a new accounting method based on the estimated fair value of employee stock options. Pro forma net income and income per share, determined as if the Company had applied the new method, are disclosed within
Note 10.

New Accounting Standards

         In March 1997, the Financial Accounting Standards Board issued Statement Number 128, Earnings Per Share. This pronouncement provides for a different method of calculating earnings per share than is currently used. Management feels that the adoption of this pronouncement will not have a significant effect on its earnings per share.

Reclassifications

         Certain amounts from the prior years' financial statements have been reclassified to conform to the current year presentation.

Fair Value of Financial Instruments

         The carrying amounts of all short-term asset and liability financial instruments are reasonable estimates of their fair value because of the short maturity of these items. The carrying amount of all long term financial instruments approximates their fair value because their terms are similiar to those which can be obtained for similar financial instruments in the current marketplace.

2. Nature of Operations

         The Company and its subsidiaries develop, manufacture and market technology-distinguished pharmaceuticals and pharmaceutical compounds. Prescription pharmaceuticals are sold primarily to domestic wholesalers, drugstore chains, distributors and independent pharmacies nationwide. Contract manufacturing and pharmaceutical compounds are sold to major domestic drug, nutritional and food companies.

         Sales to a single company aggregated 15% for the year ended March 31, 1997. No single customer accounted for 10% or more of consolidated revenues in fiscal 1996. In addition, the balance due from this company represented approximately 23% and 15% of consolidated accounts receivables as of March 31, 1997 and 1996, respectively.

         The Company extends unsecured credit to its customers.

3. Inventories

         Inventories as of March 31 consist of the following:


                                              1997                 1996
                                              ----                 ----
            Finished goods                $  6,941,864          $ 4,087,636
            Work-in-process                  1,645,879            1,772,711
            Raw materials                    4,494,167            2,814,815
                                           -----------         ------------
                                            13,081,910            8,675,162
            Reserves for obsolescence         (296,322)            (225,000)
                                         -------------         ------------
                                           $12,785,588          $ 8,450,162
                                           ===========          ===========

4. Property and Equipment

         Property and equipment as of March 31 consists of:
                                                       1997           1996
                                                       ----           ----
               Land and improvements              $    499,567   $    499,567
               Building and building
               improvements                          3,482,812      3,439,159
               Machinery and equipment              11,792,688     11,386,962
               Office furniture and equipment        3,403,378      3,053,811
               Leasehold improvements                2,363,555      2,281,162
               Construction-in-progress
                  (estimated costs to
                  complete at March 31,
                  1997 - $1,700,000)                 1,114,837        176,026
                                                     ---------        -------
                                                    22,656,837     20,836,687
               Less accumulated depreciation
               and amortization
                                                   (14,539,028)   (13,215,470)
                                                   ------------   ------------
               Net property and equipment
                                                  $  8,117,809   $  7,621,217
                                                  ============   ============

         Depreciation of property and equipment was $1,406,542, $1,390,790 and $1,259,922 for 1997, 1996 and 1995, respectively.

5. Other Assets

         Other assets include goodwill, deferred financing charges, cash surrender value of life insurance, deposits, trademarks and patents. As of March 31, 1997 and 1996, the unamortized excess of purchase price over net assets acquired, net of accumulated amortization of $1,305,092 and $1,249,688, was $833,469 and $888,873, respectively. Amortization of goodwill is being charged to operations at $55,404 per year. Amortization of all other deferred charges was $132,354, $655,244 and $646,439 for 1997, 1996 and 1995, respectively.

6. Accrued Liabilities

         Accrued liabilities as of March 31, consist of the following:

                                               1997                  1996
                                               ----                  ----
           Salaries, wages and
              benefits                       $1,352,951        $    279,385
           Interest                              85,777             153,159
           Income Taxes                         476,000                   -
           Other                                894,843             732,962
                                            -----------        ------------
                                            $ 2,809,571        $  1,165,506
                                            ===========        ============

7. Long Term Debt

         Long-term debt at March 31 consists of the following:

                                                   1997            1996
                                                   ----            ----

          Industrial revenue bonds              2,480,000        2,805,000
          Capital lease                            29,341          448,544
                                               ----------        ---------
          Total                                 2,509,341        3,253,544
          Less current portion                    351,316          712,328
                                               ----------        ---------
          Long-term debt                       $2,158,025       $2,541,216
                                               ==========       ==========

         The industrial revenue bonds, which bear interest at 7.35% per annum mature serially through 2004 and are collateralized by certain property and equipment, as well as through a letter of credit.

         The capital lease at March 31, 1997, which bears interest at 11%, is payable monthly over the next two years.

         The aggregate maturities of long-term debt as of March 31, 1997 are as follows:

                         1998           $ 351,316
                         1999             328,025
                         2000             325,000
                         2001             325,000
                         2002             325,000
                         Later Years      855,000
                                       ----------
                                       $2,509,341
                                       ==========

         The Company  paid  interest of  $482,471,  $1,352,823,  and  $1,420,581 during the years ended March 31, 1997, 1996 and 1995, respectively.

8. Commitments and Contingencies

Leases

         The Company has noncancelable commitments for rental of office space, plant and warehouse facilities, transportation equipment and other personal property under operating leases. Future minimum lease commitments under all noncancelable operating leases are as follows:

                       1998            $   744,206
                       1999                625,679
                       2000                578,811
                       2001                543,685
                       2002                514,366
                       Later Years       2,676,236
                                        ----------
                                        $5,682,983
                                        ==========

         Total rent expense for the years ended March 31, 1997, 1996 and 1995 was $1,189,349, $1,229,881 and $1,260,026, respectively.

         On June 15, 1997, the Company exercised its right of first refusal to purchase for $4,300,000 the facility it had been renting at 10888 Metro Court and a separate long-term financing of the purchase has been arranged with LaSalle National Bank in the amount of $3,500,000. This transaction was completed on June 24, 1997.

Contingencies

         The Company currently carries product liability coverage of $10,000,000 per occurrence and $10,000,000 in the aggregate on a "claims made" basis. There is no assurance that the Company's present insurance will cover any potential claims that may be asserted in the future. In addition, the Company is subject to legal proceedings and claims which arise in the ordinary course of business.

Employment Agreements

         The Company has employment agreements with certain officers and key employees which extend for one to five years. These agreements provide for base levels of compensation and, in certain instances, also provide for incentive bonuses and separation benefits. Also, the agreement with one officer contains provisions for partial salary continuation under certain conditions contingent upon noncompete restrictions and providing consulting services to the Company as specified in the agreement. The Company accrued $152,089 and $142,139 for this liability in 1997 and 1996, respectively.

Credit Facility

         As of March 31, 1997, the Company had a loan agreement expiring in May 1998. The agreement provided for (1) a revolving line of credit for borrowings up to $17,500,000, subject to certain collateral requirements, (2) a term loan which was fully amortized as of March 31, 1997, and (3) letters of credit up to $6,000,000. The aggregate amount of outstanding debt under this agreement cannot exceed $17,500,000. At March 31, 1997 there was no outstanding debt under this agreement. Interest charged has been renegotiated to its current level of prime plus 1/2 percent. Accounts receivable, inventories, equipment, real estate and intangibles are pledged as collateral on the agreement. Certain covenants require minimum levels of operating ratios, working capital, capital expenditures, net worth and restrict payment of dividends. As of March 31, 1997, the Company had approximately $4,500,000 of open letters of credit under this agreement that reduced the total available to $13,000,000. The Company's current credit facility is being replaced by an unsecured revolving line of credit and letter of credit facility aggregating $22,600,000 with LaSalle National Bank, with a three-year term and interest charged at the prime rate. Closing of this transaction occurred as of June 18, 1997.

9. Income Taxes

         The provision for income taxes consists of state taxes for 1997 and alternative minimum tax for 1996. No provision for income taxes was required for 1995.

         The reasons for the differences between the provision for income taxes and the expected federal income taxes at the statutory rate are as follows:


                                        1997                     1996                 1995
                                        ----                     ----                 ----
Computed income tax expense
   (benefit) at statutory rate        $3,164,000             $1,536,211          $(2,062,000)
Change in valuation allowance         (3,392,000)            (1,596,200)           1,926,100
Alternative minimum tax                        -                 90,000                    -
State income taxes, less
    federal income tax benefit           383,000                      -                    -
Other                                    228,000                 59,989              135,900
                                     -----------          -------------           ----------
Provision for income taxes           $   383,000           $     90,000     $              0
                                     ===========           ============     ================


         As of March 31, 1997, and 1996, the tax effect of temporary differences between the tax basis of assets and liabilities and their financial reporting amount are as follows:

                                                  1997                   1997              1996                   1996
                                                Current              Non-Current          Current             Non-Current
                                                -------              -----------          -------             -----------
Fixed asset basis
  differences                             $             -             $(1,132,000)    $             -        $(1,052,400)
Reserve for inventory and
   receivables                                    775,000                       -             302,300                  -
Capitalized inventory costs                       228,000                       -             163,600                  -
Vacation pay reserve                              203,000                       -                   -                  -
Deferred compensation                                   -                 290,000                   -            232,300
Reserve for medical
  self insurance                                   47,500                       -              34,300                  -
Net operating loss
  carryforward                                          -                       -                   -          3,369,300
Research and development
  credit                                                -                 958,000                   -          1,594,000
Minimum tax credit                                      -                 963,000                   -            129,000
Other                                             125,500                       -                   -            187,700
                                             ------------             -----------      --------------        -----------
                                                1,379,000               1,079,000             500,200          4,459,900
Valuation allowance                            (1,379,000)               (189,000)           (500,200)        (4,459,900)
                                              -----------             -----------           ---------        -----------
   Net deferred taxes                     $             0           $     890,000      $            0       $          0
                                          =================           ===========      ==============       ============





         The components of deferred taxes are as follows as of March 31, 1997 and 1996:

                                        1997                      1996
                                        ----                      ----
  Deferred tax liability             $(1,132,000)              $(1,052,400)
  Deferred tax asset                   3,590,000                 6,012,500
  Valuation allowance                 (1,568,000)               (4,960,100)
                                      ----------               -----------
                                     $   890,000               $         0
                                     ===========               ===========

         The valuation allowance decreased by approximately $3,392,100 and $1,596,200 during 1997 and 1996 respectively.

         At  March  31,  1997,   the  Company  has  the  following   income  tax
carryforwards available:

                                                 Amount        Expiration Dates
                                                 ------        ----------------

      Regular tax credit carryforwards
          (primarily research &
           development credits)                 $958,000           1998-2010
      AMT credit carryforwards                  $963,000              N/A

         The Company paid income taxes of $846,000, $90,000 and $0, during the years ended March 31, 1997, 1996 and 1995 respectively.

10. Employee Benefits

Stock Option Plan

         The Company has established the KV Pharmaceutical Company Incentive Stock Option Plan for key employees and reserved 1,965,000 shares of common stock for such plan. Under the plan, the Stock Option Committee may grant stock options to key employees at not less than one hundred percent (100%) of the fair market value of the Company's Common Stock at the date of grant. The durations and exercisability of the grants vary over a period of up to ten years from the date of grant. During 1997 the Company granted options for 391,932 shares, but had 46,550 shares forfeited. As of March 31, 1997, options with remaining contractual lives of up to ten years to purchase 828,087 shares at the fair market value at the grant date were outstanding, 342,323 of which were exercisable.

         The following summary shows the transactions for the fiscal years 1997, 1996, and 1995 under option arrangements:

                                                     Options Outstanding                  Options Exercisable
                                                     -------------------                  -------------------
                                                                    Average                              Average
                                                    No. of         Price Per            No.             Price per
                                                     Shares          Share          of Shares             Share
                                                     ------          -----          ---------             -----

Balance, March 31, 1994                             753,876           5.29            461,731             4.33
Options granted                                      52,500           6.94
Options becoming exercisable                                                           64,573             5.13
Options exercised                                      (790)          2.65               (790)            2.65
Options canceled                                   (125,870)          7.99            (26,267)            5.71
                                                -------------                     -------------

Balance, March 31, 1995                             679,716           4.92            499,247             4.36
 Options granted                                    239,825           7.29
Options becoming exercisable                                                           86,599             6.75
Options exercised                                  (386,364)          3.97           (386,364)            3.97
Options canceled                                    (24,032)          6.35            (10,773)            4.66
                                                -------------                     -------------

Balance, March 31, 1996                             509,145           6.70            188,709             6.25
Options granted                                     391,932          12.00
Options becoming exercisable                                                          205,529            10.58
Options exercised                                   (26,440)          3.91            (26,440)            3.91
Options canceled                                    (46,550)          8.44            (25,475)            7.89
                                                -------------                     -------------

Balance, March 31, 1997                             828,087           9.20            342,323             8.91
                                                    =======                           =======


         As discussed in the Summary of Accounting Policies, the Company applies APB Opinion No. 25 and related interpretations in accounting for this plan. Accordingly, no compensation cost has been recognized for its incentive stock option plan.

         The weighted-average grant date fair value per share of stock options granted during the year was $5.23 for A options, $4.02 for B options, and $2.79 for A options, and $1.78 for B options in 1997 and 1996, respectively. The weighted-average significant assumptions used to determine those values using the Black-Sholes option pricing model for 1997 and 1996, respectively, were:
Volatility of .6212 and .4972; dividend yield of 0% in both years; risk-free interest rate of return of 6.6% and 6.0% and expected option lives of 5 or 10 years.

         The  following  table  summarizes   information   about  stock  options
outstanding at March 31, 1997:


                                                Options Outstanding                                    Options Exercisable
                              ----------------------------------------------------------        ----------------------------------

  Range of Exercise            Number             Weighted Average           Weighted              Number             Weighted
        Prices               Outstanding             Remaining                Average           Exercisable            Average
                             at 3/31/97           Contractual Life        Exercise Price         at 3/31/97        Exercise Price
----------------------------------------------------------------------------------------        ---------------------------------
$3.00 to $6.00                103,405                 4 years                  $4.09                86,860               $3.65
$6.00 to $9.00                349,470                 6 years                  $7.30               144,946               $7.26
$9.00 to $12.00               356,712                 7 years                 $12.03                32,023              $10.52
$12.00 to $16.43               18,500                10 years                 $16.43                78,494              $12.89
                              -------                                                              -------
                              828,087                                                              342,323



         The fair market value of options granted during the years ended March 31, 1997 and 1996 was $1,754,000 and $467,000, respectively.

         The pro-forma effect on earnings for the year ended March 31, 1997 and 1996 of the method consistent with SFAS No. 123 would be to reduce reported net
income  by  approximately  $1.7 million  and  $.4  million,   respectively,  to
approximately $7.2 million and $3.7 million.

         The pro-forma effect on earnings per share for the years ended March 31, 1997 and 1996 of this method was to reduce net income per share by $.13 per share and $.03 per share, respectively, to $.57 per share and $.28 per share.

Profit Sharing Plan

         The Company has a qualified trustee profit sharing plan (the "Plan") covering substantially all non-union employees. The Company's annual contribution to the Plan, as determined by the Board of Directors, is discretionary and was $50,000 for fiscal 1997. No profit sharing contribution was made in fiscal years 1996 and 1995. The Plan includes features as described under Section 401(k) of the Internal Revenue Code. The Company is required to make contributions to the 401(k) investment funds quarterly in an amount equal to twenty-five (25%) of the first 4% of the salary amount contributed by each participant. Contributions to the 401(k) investment funds of approximately $78,000, $71,000 and $103,000 were made in 1997, 1996 and 1995, respectively.

         The Plan was amended as of April 1, 1997, to require the Company to make contributions to the 401(k) investment funds quarterly in an amount equal to fifty percent (50%) of the first 7% of the salary contributed by each participant.


Health and Medical Insurance Plan

         The Company contributes to health and medical insurance programs for its non-union and union employees. For non-union employees, the Company self insures the first $50,000 of each employee's covered medical claims annually. The Company has recorded approximately $125,000 and $90,000 of accrued health insurance expense reserves as of March 31, 1997 and 1996, respectively, for incurred but not reported claims. For union employees, the Company participates in a fully funded insurance plan sponsored by the union. Expenses related to both plans charged to operations was approximately $1,200,840, $1,058,000, and $1,375,000 in fiscal 1997, 1996 and 1995, respectively.

11. Related Party Transactions

         A director of the Company is associated with a law firm that rendered various legal services for the Company. The Company paid the firm, in the aggregate, approximately $257,216, $243,512 and $122,000 during the years ended March 31, 1997, 1996 and 1995, respectively.

         In addition, the Company currently leases certain real property from an affiliated partnership of another director of the Company. Lease payments made for this property during the years ended March 31, 1997, 1996 and 1995 totaled approximately $231,885, $222,910 and $199,000, respectively.

12. Equity Transactions

         As of March 31, 1997, the Company has outstanding 241,000 shares of 7% Cumulative Convertible preferred stock (par value $.01 per share) at a stated value of $25 per share. The preferred stock is non-voting with dividends payable quarterly. The preferred stock is redeemable at its stated value. Each share of preferred stock is convertible into Class A Common Stock at a conversion price of $10 per share. The preferred stock has a liquidation preference of $25 per share plus all accrued but unpaid dividends prior to any liquidation distributions to holders of Class A or Class B Common Stock. Undeclared and unaccrued cumulative preferred dividends at March 31, 1997 and 1996 were $2,203,644 and $1,887,331, respectively.

         Holders of Class A Common Stock are entitled to receive dividends per share equal to 120% of the dividends per share paid on the Class B Common Stock and have one-twentieth vote per share. No dividends may be paid on Class A or Class B Common Stock unless all dividends on the convertible preferred stock have been declared and paid.

         Under the terms of the Company's current loan and replacement loan agreements (See Note 8), the Company has limitations on paying dividends, except in stock, on its Class A and B Common Stock. Payment of dividends may also be restricted under Delaware Corporation law.

         In connection with an agreement entered into in January, 1996 (See Note
14), the Company received $5,000,000 for the purchase of Class A Common Stock options exercisable through September 29, 1998. Options valued at $1,150,000 expired at March 31, 1997. Of the funds received for the common stock purchase options, $1,250,000 was allocated to an option to purchase shares of Class A Common Stock at a minimum price of $40 per share, exercisable for a 30 day period ending September 29, 1997. An additional $1,300,000 was allocated to an option to purchase Class A Common Stock at a minimum purchase price of $45 per share, exercisable for a 30 day period ending March 30, 1998. The final $1,300,000 was allocated to an option to purchase Class A Common Stock at a minimum price of $50 per share, exercisable for a 30 day period ending September 29, 1998. The actual exercise price and number of shares of Class A Common Stock to be purchased are dependent on the fair market value of the stock for a ten day period prior to exercise.

         In January 1997, the Company entered into an agreement under which it agreed to sell 200,000 shares of Class A Common Stock (par value $.01 per share). The sale was completed in March of 1997, with proceeds aggregating $3,500,000 (See note 14).

13. Litigation

         In April, 1995, a plea agreement was entered into with the U.S. Department of Justice. Under the agreement, the Company agreed to plead guilty to certain misdemeanor violations and to pay a fine of $500,000 and cost reimbursements of $100,000. Payments are to be made in eight semi-annual, interest free installments of $75,000 beginning in July 1995. The Company was also placed on probation by the FDA during the payment period. The full amount of all costs associated with the plea agreement was also recorded in the Company's statement of operations for the fiscal year ended March 31, 1995.

         From time to time, the Company becomes involved in various legal matters which it considers to be in the ordinary course of business. While the Company is not presently able to determine the potential liability, if any, related to such matters, the Company believes none of the matters, individually or in the aggregate, will have a material adverse effect on its financial position.

14. Agreements

         In January, 1996 the Company concluded an agreement with a major pharmaceutical marketer whereby the Company received $5,000,000 and certain other considerations, plus $5,000,000 for the sale of certain Class A common stock options exercisable in various periods through September, 1998 (See Note
12). Under the transaction, which was entered into between the parties partially in consideration of and replacing certain other products, the two companies entered into an agreement for future royalties and product opportunities. The Company gave the marketer the right to explore the Company's drug delivery technologies with the possibility of entering into future agreements for individual products. The transaction (other than the sale of the options) was recorded as a reimbursement to the Company for, and thus the removal from its balance sheet, of approximately $2,500,000 of Deferred Improved Drug Entities(TM), receivables and inventory of approximately $400,000, and patents and trademarks relating to the Company's technologies of approximately $200,000. As a result, approximately $1,700,000 was allocated to licensing revenues and $200,000 as a reimbursement of expenses.

         In January, 1997, the Company concluded a broad-based agreement with Roche Holding, Ltd. Of Basel, Switzerland (Roche). Included in the terms of the agreement, Roche purchased 200,000 shares of Common Class A Stock for $3,500,000. The agreement also provides for the marketing by Roche, or its licensee, of a prescription, one dose cure vaginal antifungal product. The product combines Roche's proprietary butoconazole nitrate with KV's proprietary SITE RELEASE(R) drug delivery technology. The product was originally developed by KV for Syntex (U.S.A.), Inc., which was acquired by a Roche affiliate in 1995. The product received FDA approval in February, 1997. The agreement also gives KV the right to market the product in North America and the exclusive right to market or license the prescription product in the rest of the world.

         The agreement included an initial cash payment of $3 million made in January 1997. Two additional payments of $3 million annually will be received through January 1, 1999, unless regulatory approval of a potential follow-on product in the same therapeutic area is received prior to these dates. The initial $3,000,000 payment has been included in revenue, while the future payments will be similarly treated, when received. Upon approval, KV will receive royalties on the sales of the follow-on product. Under the agreement, KV also has the exclusive right to market or license the follow-on product outside of North America.

         Also, as part of the agreement, three additional products will be developed for Roche using KV's proprietary drug delivery technologies. KV would receive manufacturing revenues and royalties at the time the products are marketed under separate agreements for each product.

         As  part  of  a  further   collaboration  under  the  agreement,   KV's
wholly-owned subsidiary, ETHEX Corporation, will market two of Roche's brand name products generically.

15. Industry Segments

         The  Company   operates  in  one  industry   segment,   "Pharmaceutical
Development, Manufacturing and Marketing."

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         The  information  contained  in  Registrant's  Report  on  [Form  8-K-A
(Amendment No. 1) filed June 18, 1996] under Item 4, entitled "Changes in Registrant's Certified Accountant," is incorporated herein by this reference.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant.

         The information contained under the caption "INFORMATION CONCERNING NOMINEE AND DIRECTORS CONTINUING IN OFFICE" in the Company's definitive proxy statement to be filed pursuant to Regulation 14(a) for the Company's 1997 annual meeting of shareholders, which involves the election of directors, is incorporated herein by this reference. Also see Item 4(a) of Part I hereof.

Item 11. Executive Compensation.

         The information contained under the captions "EXECUTIVE COMPENSATION" and "INFORMATION AS TO STOCK OPTIONS" in the Company's definitive proxy statement to be filed pursuant to Regulation 14(a) for the Company's 1997 annual meeting of shareholders, which involves the election of directors, is incorporated herein by this reference.

Item 12. Security Ownership of Certain Beneficial Owners and  Management.

         The information contained under the caption "SECURITY OWNERSHIP OF PRINCIPAL HOLDERS AND MANAGEMENT" in the Company's definitive proxy statement to be filed pursuant to Regulation 14(a) for the Company's 1997 annual meeting of shareholders, which involves the election of directors, is incorporated herein by this reference.

Item 13. Certain Relationships and Related Transactions

         The information contained under the caption "TRANSACTIONS WITH ISSUER" in the Company's definitive proxy statement to be filed pursuant to Regulation 14(a) for the Company's 1997 annual meeting of shareholders, which involves the election of directors, is incorporated herein by this reference.

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K
   (a)     1.  Financial Statements:                                     Page

           The following consolidated financial statements of the Company are included in Part II, Item 8:

           Report of Independent Certified Public Accountants             20

           Consolidated Balance Sheets as of
           March 31, 1997 and 1996                                        21

           Consolidated Statements of Operations
           for the Years Ended March 31, 1997, 1996 and 1995              22

           Consolidated Statements of Shareholders'
           Equity for the Years Ended March 31,
           1997, 1996 and 1995                                            23

           Consolidated Statements of Cash Flows
           for the Years Ended March 31, 1997, 1996 and 1995              24

           Notes to Financial Statements                                 25-38

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors and Shareholders of KV Pharmaceutical Company:



The audits referred to in our report dated June 18, 1997 relating to the consolidated financial statements of KV Pharmaceutical Company which is contained in Item 8 of this Form 10-K included the audit of the financial statement schedule listed in the accompanying index. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based upon our audits.

In our opinion such financial statement schedule presents fairly, in all material respects, the information set forth therein.

BDO SEIDMAN, LLP

St. Louis, Missouri
June 18, 1997

2.  Financial Statement Schedules:

                                                   Schedule II
                                        Valuation and Qualifying Accounts

                                         Balance at       Additions charged    Amounts          Balance
                                         beginning           to costs and     charged to         at end
                                          of year              expenses        reserves         of year
                                          -------              --------        --------         -------

Year Ended March 31, 1995:
Allowance for doubtful accounts        $   83,633          $  135,000          $   49,446     $   169,187
Inventory obsolescence                    710,089           2,735,154           1,559,672       1,885,571
                                          -------           ---------           ---------       ---------
                                          793,722           2,870,154           1,609,118       2,054,758
                                          =======           =========           =========       =========

Year Ended March 31, 1996:
Allowance for doubtful accounts           169,187             736,757             335,446         570,498
Inventory obsolescence                  1,885,571           1,399,966           3,060,537         225,000
                                        ---------           ---------           ---------        --------
                                        2,054,758           2,136,723           3,395,983         795,498
                                        =========           =========           =========         =======
Year Ended March 31, 1997:
Allowance for doubtful accounts           570,498             440,911             882,355          129,054
Inventory obsolescence                    225,000           1,180,516           1,109,194          296,322
                                        ---------           ---------           ---------          -------
                                          795,498           1,621,427           1,991,549          425,376
                                         ========           =========           =========          =======

Financial Statements of KV Pharmaceutical Company (separately) are omitted because KV is primarily an operating company and its subsidiaries included in the financial statements are wholly-owned and are not materially indebted to any person other than through the ordinary course of business.


3. Exhibits:

See Exhibit Index on pages 43 through 49 of this Report. Management contracts and compensatory plans are designated on the Exhibit Index.

     (b)     Reports on Form 8-K:

             One report on Form 8-K was filed on March 20, 1997 disclosing the sale of 200,000 Class A shares.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            KV PHARMACEUTICAL COMPANY

Date:    June 27, 1997                 By   /s/  Marc S. Hermelin
                                            ---------------------
                                            Vice Chairman of the Board
                                            (Principal Executive Officer)



Date:    June 27, 1997                 By   /s/  Gerald R. Mitchell
                                            -----------------------
                                            Vice President, Finance
                                            (Principal Financial and
                                            Accounting Officer)


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on the dates indicated by the following persons on behalf of the Company and in their capacities as members of the Board of Directors of the Company:



Date:    June 27, 1997                     By  /s/  Marc S. Hermelin
                                               ---------------------
                                               Marc S. Hermelin



Date:    June 27, 1997                    By  /s/  Victor M. Hermelin
                                              -----------------------
                                              Victor M. Hermelin



                                              /s/ Garnet E. Peck, Ph.D.
                                              -------------------------
                                              Garnet E. Peck, Ph.D.



Date:    June 27, 1997                    By  /s/  Alan G. Johnson
                                              --------------------
                                              Alan G. Johnson

                                  EXHIBIT INDEX


   Exhibit No.                           Description                      Page
   -----------                           -----------                      ----

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

      3(c) Certificate of Amendment to Certificate of Incorporation of the Company, effective June 9, 1987, which was filed as Exhibit 3(d) to the Company's Annual Report on From 10-K for the year ended March 31, 1987, is incorporated herein by this reference.

      3(d) Certificate of Amendment to Certificate of Incorporation of the Company, effective September 24, 1987, which was filed as Exhibit 3(f) to the Company's Annual Report on Form 10-K for the year ended March 31, 1988, is incorporated herein by this reference.

      3(e) Certificate of Amendment to Certificate of Incorporation of the Company, which was filed as
                     Exhibit 3(e) to the Company's Annual Report on Form 10-K for the year ended March 31, 1996, is incorporated herein by this reference.

      3(f) Certificate of Amendment to Certificate of Incorporation of the Company, which was filed as
                     Exhibit 3(f) to the Company's Annual Report on Form 10-K for the year ended March 31, 1996, is incorporated herein by this reference.

      3(g) Bylaws of the Company, as amended through November 18, 1982, which was filed as Exhibit 3(e) to the Company's Annual Report on Form 10-K for the year ended March 31, 1993, is incorporated hereby by this reference.

      3(h) Amendment to Bylaws of the Company, which was filed as Exhibit 3(h) to the Company's Annual Report on Form 10-K for the year ended March 31, 1996, is incorporated herein by this reference.

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

      4(c) Loan and Security Agreement, dated as of April 27, 1995, between the Company and its subsidiaries and Foothill Capital Corporation, which was filed as Exhibit 4(n) to the Company's Annual Report on Form 10-K for the year ended March 31, 1995, is incorporated herein by this reference.

      4(d) Revolving Loan Note, dated as of April 27, 1995, by the Company and its subsidiaries in favor of Foothill Capital Corporation, which was filed as
                     Exhibit 4(c) to the Company's Annual Report on Form 10-K for the year ended March 31, 1995, is incorporated herein by this reference.

      4(e) Term Note, dated as of April 27, 1995, by the Company and its subsidiaries in favor of Foothill Capital Corporation, which was filed as Exhibit 4(d) to the Company's Annual Report on Form 10-K for the year ended March 31, 1995, is incorporated herein by this reference.

      4(f) Form of Capital Equipment Note to be executed by the Company and its subsidiaries in favor of Foothill Capital Corporation, which was filed as
                     Exhibit 4(e) to the Company's Annual Report on Form 10-K for the year ended March 31, 1995, is incorporated herein by this reference.

      4(g) Deed of Trust and Security Agreement, dated as of April 27, 1995, in favor of Foothill Capital Corporation, which was filed as Exhibit 4(f) to the Company's Annual Report on Form 10-K for the year ended March 31, 1995, is incorporated herein by this reference.

      4(h) First Amendment to Loan and Security Agreement, dated as of April 27, 1995, between the Company and its subsidiaries and Foothill Capital Corporation, dated as of March 29, 1996, which was filed as Exhibit 4(s) to the Company's Annual Report on Form 10-K for the year ended March 31, 1996, is incorporated herein by this reference.

      4(i) Loan Agreement dated June 18, 1997 between the Company and its subsidiaries and LaSalle National Bank, filed herewith.

      4(j) Revolving Note, dated June 18, 1997, by the Company and its subsidiaries in favor of LaSalle National Bank, filed herewith.

      4(k) Term Note, dated June 24, 1997, by the Company and its subsidiaries in favor of LaSalle National Bank, filed herewith.

     10(a)* Stock Option Agreement between the Company and Marc S. Hermelin, Vice Chairman and Chief Executive Officer, dated February 18, 1986, is incorporated herein by this reference.

     10(b)* First Amendment to and Restatement of the KV Pharmaceutical 1981 Employee Incentive Stock Option Plan, dated March 9, 1987 (the "Restated 1981 Option Plan"), which as filed as Exhibit 10(t) to the Company's Annual Report on Form 10-K for the year ended March 31, 1988, is incorporated herein by this reference.

     10(c)* Second Amendment to the Restated 1981 Option Plan, dated June 12, 1987, which was filed as
                     Exhibit 10(u) to the Company's Annual Report on Form 10- K for the year ended March 31, 1988, is incorporated herein by this reference.

--------
*        Management contract or compensation plan.

     10(d)* Revised Form of Stock Option Agreement, effective June 12, 1987, for the Restated 1981 Option Plan, which was filed as Exhibit 10(v) to the Company's Annual Report on From 10-K for the year ended March 31, 1988, is incorporated herein by this reference.

     10(e)* Consulting Agreement between the Company and Victor M. Hermelin, Chairman of the Board, dated October 30, 1978, as amended October 30, 1982, and Employment Agreement dated February 20, 1974, referred to therein (which was filed as Exhibit 10(m) to the Company's Annual Report on From 10-K for the year ended March 31, 1983) and subsequent Amendments dated as of August 12, 1986, which was filed as Exhibit 10(f) to the Company's Annual Report on Form 10-K for the year ended March 31, 1987, and dated as of September 15, 1987 (which was filed as Exhibit 10(s) to the Company's
                     Annual Report on Form 10-K for the year ended March 31, 1988), and dated October 25, 1988 (which was filed as Exhibit 10(n) to the Company's Annual Report on Form 10- K for the year ended March 31, 1989), and dated October 30, 1989 (which was filed as Exhibit 10(n) to the Company's Annual Report on Form 10-K for the year ended March 31, 1990), and dated October 30, 1990 (which was filed as Exhibit 10(n) to the Company's Annual Report on Form 10-K for the year ended March 31, 1991), and dated as of October 30, 1991 (which was filed as Exhibit 10(i) to the Company's Annual Report on Form 10-K for the year ended March 31, 1992), are incorporated herein by this reference.

     10(f)* Restated and Amended Employment Agreement between the Company and Gerald R. Mitchell, Vice President, Finance, dated as of March 31, 1994, is incorporated herein by this reference.

     10(g)* Employment Agreement between the Company and Raymond F. Chiostri, Corporate Vice-President and President-Pharmaceutical Division, which was filed as Exhibit 10(l) to the Company's Annual Report on Form 10-K for the year ended March 31, 1992, is incorporated herein by this reference.
--------
*        Management contract or compensation plan.

      10(h) Lease of the Company's facility at 2503 South Hanley Road, St. Louis, Missouri, and amendment thereto, between the Company as Lessee and Marc
                     S. Hermelin as Lessor, which was filed as Exhibit 10(n) to the Company's Annual Report on Form 10-K for the year ended March 31, 1983, is incorporated herein by this reference.

      10(i) Amendment to the Lease for the facility located at 2503 South Hanley Road, St. Louis, Missouri, between the Company as Lessee and Marc S. Hermelin as Lessor, which was filed as Exhibit 10(p) to the Company's Annual Report on Form 10-K for the year ended March 31, 1992, is incorporated herein by this reference.

      10(j) Amendment to Lease Agreement, dated as of September 30, 1985, between the Industrial Development Authority of the County of St. Louis, Missouri, as Lessor and KV Pharmaceutical Company as Lessee, regarding lease of facility located at 2303 Schuetz Road, St. Louis County, Missouri, which was filed as Exhibit 10(q) to the Company's Report on Form 10-Q for the quarter ended December 31, 1985, is incorporated herein by this reference.

     10(k)* KV Pharmaceutical Company Fourth Restated Profit Sharing Plan and Trust Agreement dated September 18, 1990, which was filed as Exhibit 4.1 to the Company's Registration Statement on Form S-8 No. 33-36400, is incorporated herein by this reference.

     10(l)* First Amendment to the KV Pharmaceutical Company Fourth Restated Profit Sharing Plan and Trust dated September 18, 1990, is incorporated herein by this reference.

     10(m)* KV Pharmaceutical Company 1991 Incentive Stock Option Plan, adopted as of October 7, 1991, which was filed as Exhibit 4 to the Company's Form S-8 Registration Statement No. 33-44927, filed January 6, 1992, is incorporated herein by this reference.

      10(n) Consent Decree and Civil Actions Nos. 4:93CV00918 and 4:93CV00919 filed June 14, 1993, in connection with Complaint of Forfeiture on behalf of FDA, which was filed as Exhibit 10(s) to the Company's Annual Report on Form 10- K for the year ended March 31, 1993, is incorporated herein by this reference.

--------
*        Management contract or compensation plan.

      10(o) Modification of Consent Decree of Condemnation and Permanent Injunction filed December 13, 1993, which was filed as Exhibit 10(r) to the Company's Annual Report on From 10-K for the year ended March 31, 1994, is incorporated herein by this reference.

      10(p) Second Modification of Consent Decree of Condemnation and Permanent Injunction filed April 6, 1994, which was filed as Exhibit 10(s) to the Company's Annual Report on Form 10-K for the year ended March 31, 1994, is incorporated herein by this reference.

     10(q)*          Employment Agreement between the Company and Marc
                     S. Hermelin, Vice- Chairman, dated November 15, 1993, which was filed as Exhibit 10(u) to the Company's Annual Report on Form 10-K for the year ended March 31, 1994, is incorporated herein by this reference.

     10(r)* Amendment to Consulting Agreement between the Company and Victor M. Hermelin, Chairman of the Board, dated October 30, 1978, which was filed as
                     Exhibit 10(v) to the Company's Annual Report on Form 10-K for the year ended March 31, 1994, is incorporated herein by this reference.

     10(s)* Stock Option Agreement dated June 1, 1995, granting stock option to Marc S. Hermelin, which was filed as Exhibit 10(w) to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996, is incorporated herein by this reference.

     10(t)* Second Amendment dated as of June 1, 1995, to Employment Agreement between the Company and Marc
                     S. Hermelin, which was filed as Exhibit 10(x) to the Company's quarterly Report on Form 10-Q for the quarter ended June 30, 1996, is incorporated herein by this reference.

--------
*        Management contract or compensation plan.

     10(u)* Amendment to and Restatement of the KV Pharmaceutical Company's 1991 Incentive Stock Optation Plan dated as of November 1, 1995, which was filed as Exhibit 10(y) to the Company's
                     Annual Report on Form 10-K for the year ended March 31, 1996, is incorporated herein by this reference.

     10(v)* Stock Option Agreement dated as of January 22, 1996, granting stock options to MAC & Co., which was filed as Exhibit 10(z) to the Company's
                     Annual Report on Form 10-K for the year ended March 31, 1996, is incorporated herein by this reference.

     10(w)* Third Amendment dated as of November 22, 1995, to Employment Agreement between the Company and Marc
                     S. Hermelin, which was filed as Exhibit 10(aa) to the Company's Annual Report on Form 10-K for the year ended March 31, 1996, is incorporated herein by this reference.

     10(x)* Stock Option Agreement dated as of November 22, 1995, granting a stock option to Victor M. Hermelin, which was filed as Exhibit 10(bb) to the Company's Annual Report on Form 10-K for the year ended March 31, 1996.

     10(y)* Fourth Amendment to and Restatement, dated as of January 2, 1997, of the KV Pharmaceutical Company 1991 Incentive Stock Option Plan, filed herewith.

     10(z)* Agreement between the Company Marc S. Hermelin, Vice Chairman, dated December 16, 1996, with supplemental letter attached, filed herewith.

     10(aa) Amendment to Lease dated February 17, 1997, for the facility located at 2503 South Hanley Road, St. Louis, Missouri between the Company as Lessee and Marc S. Hermelin as Lessor, filed herewith.

       11 Computation of per share earnings, filed herewith.

       21            List of Subsidiaries, filed herewith.

       23            Consent of BDO Seidman, L.L.P., filed herewith.

       27            Financial Data Schedule, filed herewith.


--------
*        Management contract or compensation plan.