Form 10-Q
period 1997-06-30
KV PHARMACEUTICAL CO /DE/
filed 1997-08-14
CIK 57055

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

(X)     Quarterly report for the quarterly period ended         June 30, 1997

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

Yes  X     No

             Title of Class of                           Number of Shares
               Common Stock                   Outstanding as of this Report Date
               ------------                   ----------------------------------

Class A Common Stock, par value $.01 per share              7,750,439
Class B Common Stock, par value $.01 per share              4,300,575

                                     PART I

                              FINANCIAL INFORMATION

                   KV PHARMACEUTICAL COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                For the Three Months Ended June 30, 1997 and 1996
                                   (Unaudited)



                                              1997                  1996
                                             ------                 -----

Net Revenues                             $18,201,740             $13,067,817

Costs and Expenses:
Manufacturing costs and expenses          10,218,168               7,138,276
Research and development                   1,507,721               1,163,274
Selling and administrative                 3,589,518               3,287,422
Interest expense                              74,952                 114,763
Amortization of intangible assets             50,014                  48,683
                                         -----------             -----------
  Total Costs and Expenses                15,440,373              11,752,418
                                          ----------              ----------

Income before income taxes                 2,761,367               1,315,399
Provision for income taxes                   920,500                  30,000
                                         -----------             -----------
Net Income                               $ 1,840,867             $ 1,285,399
                                         ===========             ===========

Net Income per Common Share (after
    preferred dividends of $105,438 in
    1997 and 1996):
                                            $0.14                    $0.10
                                            =====                    =====



                 See Accompanying Notes to Financial Statements

                   KV PHARMACEUTICAL COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        June 30, 1997 and March 31, 1997
                                   (Unaudited)

                                              06/30/97              03/31/97
                                              --------              --------
ASSETS
Current Assets:
Cash and equivalents                      $  6,208,777           $  7,627,523
Receivables                                 12,184,402              8,579,598
Inventories                                 13,571,801             12,785,588
Prepaid and other                              910,763              1,230,193
                                           -----------            -----------
   Total Current Assets                     32,875,743             30,222,902

Net Property and Equipment                  12,976,875              8,117,809

Goodwill and other                           3,372,177              3,021,009
                                           -----------          -------------

TOTAL ASSETS                               $49,224,795            $41,361,720
                                           ===========            ===========

LIABILITIES
Current Liabilities:
Current maturities of long-term debt       $   584,649            $   351,316
Accounts payable                             2,616,916              2,045,048
Accrued liabilities                          4,824,380              2,809,571
                                           -----------            -----------
  Total Current Liabilities                  8,025,945              5,205,935

Long-term debt                               5,402,447              2,158,025
Other                                          950,025                913,319
                                           -----------             ----------
  Total Liabilities                         14,378,417              8,277,279
                                           -----------             ----------

Commitments and Contingencies

SHAREHOLDERS' EQUITY
Preferred stock                                  2,410                  2,410
Class A common stock                            77,742                 77,175
Class B common stock                            43,243                 43,766
Additional paid-in capital                  33,871,149             33,844,685
Retained earnings (deficit)                    906,787               (828,642)
Less cost of Class A and Class B
  common stock in treasury                     (54,953)               (54,953)
                                           -----------             ----------

TOTAL SHAREHOLDERS' EQUITY                  34,846,378             33,084,441
                                           -----------             ----------

TOTAL LIABILITIES AND
SHAREHOLDERS' EQUITY                       $49,224,795            $41,361,720
                                           ===========            ===========


                 See Accompanying Notes to Financial Statements

                   KV PHARMACEUTICAL COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                For the Three Months Ended June 30, 1997 and 1996
                                   (Unaudited)

                                                       1997                                1996
                                                       ----                                ----
OPERATING ACTIVITIES
Net Income                                          $ 1,840,867                        $1,285,399

Adjustments to reconcile net income to net cash provided by operating activities:

   Depreciation and amortization                        427,480                           393,056

Changes in operating assets and liabilities:

(Increase) in receivables                            (3,604,805)                         (900,621)

Net (increase) decrease  in inventories and
   other current assets                                (466,783)                          244,779

Increase (decrease) in accounts payable and
   accrued liabilities                                2,586,677                          (656,210)
Increase in other                                        36,706                            38,022
                                                    -----------                      ------------

  NET CASH PROVIDED BY OPERATING ACTIVITIES             820,142                           404,425
                                                    -----------                       -----------

INVESTING ACTIVITIES
   Purchase of property and equipment, net           (5,236,531)                         (274,690)
   Other, net                                          (401,183)                         (445,832)
                                                    ------------                      ------------

NET CASH USED IN INVESTING
   ACTIVITIES                                        (5,637,714)                         (720,522)
                                                    ------------                      -----------

FINANCING ACTIVITIES
   Proceeds from credit facilities                            -                                 -
   Repayment of credit facilities                             -                                 -
   Proceeds from term loan facility                   3,500,000                                 -
   Principal payments on long-term debt                 (22,244)                         (124,355)
   Dividends Paid on Preferred Stock                   (105,438)                                -
   Exercise of common stock options                      26,508                            18,701
                                                    -----------                     -------------

NET CASH PROVIDED BY (USED IN)
FINANCING ACTIVITIES                                  3,398,826                          (105,654)
                                                    -----------                      -------------

(DECREASE) IN CASH AND CASH
     EQUIVALENTS                                     (1,418,746)                         (421,751)
Cash and cash equivalents
   at beginning of year                               7,627,523                         2,038,069
                                                    -----------                      ------------

CASH AND CASH EQUIVALENTS
   AT END OF PERIOD                                 $ 6,208,777                       $ 1,616,318
                                                    ===========                       ===========


                 See Accompanying Notes to Financial Statements


              NOTES TO SUMMARIZED CONSOLIDATED FINANCIAL STATEMENTS



NOTE A -- BASIS OF PRESENTATION

         The interim financial statements presented here have been prepared in conformity with the accounting principles and practices and methods of applying the same (including consolidating practices) reflected in the Annual Report of the Company on Form 10-K for the year ended March 31, 1997 filed with the Commission, except that detailed footnotes and schedules are not included. Reference is hereby made to the footnotes and schedules contained in the Annual Report. All significant intercompany balances and transactions have been eliminated and, in the opinion of management, all adjustments, which are of a normal recurring nature only, necessary to present a fair statement of the results of the Company and its subsidiaries have been made.

NOTE B -- EARNINGS PER SHARE

         Net income per common share is computed by dividing net income, less preferred dividends, by the weighted average number of common shares and common share equivalents (if dilutive) outstanding during the period. Preferred dividends of $105,438 were paid for the three months ended June 30, 1997, and used in the calculation but not paid for the three months ended June 30, 1996. Undeclared and unaccrued cumulative preferred dividends at June 30, 1997 and 1996 were $2,203,643 and $1,992,769, respectively. Common share equivalents consist of those common shares that would be issued upon the exercise of outstanding stock options. The weighted average number of shares used in the computations were 12,395,415 and 12,285,712 for the quarters ended June 30, 1997 and 1996, respectively. Primary and fully-diluted income per share was the same for each of the periods presented.

Item 2. Management's Discussion and Analysis of Results of Operations, and Liquidity and Capital Resources

         (a) Results of Operations

         Revenues. Consolidated revenues for the first quarter of fiscal 1998 totaled $18.2 million compared to $13.1 million for the first quarter of fiscal 1997, an increase of $5.1 million, or 39%. ETHEX Corporation revenues increased by $4.4 million, or 46% for the first quarter over the same period last year. The ETHEX increase resulted from higher sales of existing products and the introduction of three new products during the quarter. Particle Dynamics, Inc. revenues increased by $.6 million or 31% over the same period last year as a result of increased sales in existing products.

         Costs and Expenses. Manufacturing costs increased as a percentage of net sales to 56% in the quarter ended June 30, 1997 from 55% in the same period last year. This increase resulted primarily from expenses related to third party costs for products, which were partially offset by other reduced production costs.

         Research and development costs increased $.3 million, or 30%, compared to the same quarter of the prior year, due primarily to increases in personnel and services used to support continuing research in the Company's advanced drug delivery technologies.

         Selling and administrative expenses increased $.3 million, or 9% over the same period last year due principally to the hiring of additional employees to support the Company's growth.

         For the three months ended June 30, 1997 and 1996 the Company had a current provision for income taxes of $920,500 and $30,000 respectively. The fiscal 1998 provision is based on the estimated federal and state statutory rates, while the fiscal 1997 provision was based on the alternative minimum tax, since no provision for income taxes was otherwise made as a result of available net operating loss carryforwards. No loss carryforwards are available for fiscal 1998.

         Net Income. As a result of the factors described above, net income improved $.6 million, or 43% to $1.8 million for the first quarter of fiscal 1998.

         (b) Liquidity and Capital Resources

         The following table sets forth selected balance sheet ratios at June 30, 1997, March 31, 1997 and June 30, 1996.

                                                                           ($ in 000's)
                                                   -----------------------------------------------------------
                                                        6/30/97             3/31/97             6/30/96
                                                   ------------------- ------------------- -------------------
        Working Capital Ratio                           4.1 to 1            5.8 to 1            5.7 to 1
        Quick Ratio                                     2.3 to 1            3.1 to 1            3.1 to 1
        Debt to Debt Plus Equity                        .15 to 1            .07 to 1            .13 to 1
        Total Liabilities to Equity                     .41 to 1            .25 to 1            .30 to 1
        Cash and Equivalents                             $ 6,209             $ 7,628             $ 1,616
        Working Capital                                  $24,850             $25,017             $15,029
        Long Term Liabilities                            $ 6,352             $ 3,071             $ 3,452
        Stockholders' Equity                             $34,846             $33,084             $21,854


         Working capital for the quarter ended June 30, 1997 decreased $.2 million to $24.9 million from March 31, 1997, while cash and equivalents decreased $1.4 million. The ratio of current assets to current liabilities was
4.1 to 1 as of June 30, 1997, compared to 5.8 to 1 as of March 31, 1997. Net cash provided from operations of $.8 million included an increase in accounts receivables of $3.6 million and a net increase in inventories and other current assets of $.5 million principally provided from increased sales volume from ETHEX Corporation and Particle Dynamics, which was offset by non-cash items totaling $.4 million and a net increase in accounts payable and accrued liabilities of $2.6 million. The increase in accrued liabilities is due primarily to expenses incurred by ETHEX for rights to certain products.
Borrowings   increased   $3.4  million   resulting  from  the  purchase  of  the
administrative offices and ETHEX distribution facility the Company had previously leased. From a cash flow and earnings standpoint, the purchase of the facility is expected to approximate break even with the leased costs, although the Company will now own the facility.

         The debt to debt-plus-equity and total liabilities to equity ratios for the first quarter of fiscal 1998 increased as a result of the debt created to finance the facility purchase.

         Investing activities for the first quarter of fiscal 1998 reflected capital expenditures of $5.2 million, including $4.3 million for acquisition of the previously leased facility, and net expenditures for other assets of $.4 million, which were provided for through operations, long-term debt and cash.

         The Company's cash and cash equivalents on hand at June 30, 1997 were $6.2 million. In addition, the Company currently has in place a credit facility with LaSalle National Bank under which it has the ability to borrow up to $22.6 million. This credit facility consists of a three year, unsecured revolving line of credit and letters of credit to support the Company's requirements.

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

         At this time, the Company has completed the transition of its revenue structure from one based on lower margin, highly competitive, short-term contract manufacturing to focusing on higher margin, drug delivery product marketing through ETHEX Corporation and Particle Dynamics, Inc., its wholly-owned subsidiaries, as well as advanced technology drug delivery products to be marketed and co-marketed under long-term licensing agreements. The Company expects to increase expenditures and investment for research, clinical and regulatory efforts relating to the development and commercialization of proprietary new products and advanced technology products and their approval for marketing.

         The Company believes funds generated from operating activities and existing cash, together with the funds available under its credit facility and the funds provided from licensing agreements, will be adequate to fund the Company's requirements for short term needs due to the continued sales growth being experienced.

                           PART II. OTHER INFORMATION

Item 6:    Exhibits and Reports on Form 8-K.

                  a)   Exhibits - See Exhibit Index on page 13.

                  b) The Company filed a report on Form 8-K dated April 3, 1997 regarding the sale of 200,000 shares of previously unissued shares of the Company's Class A Common Stock, par value $0.01 per share, to Roche International, Ltd. for cash consideration in the amount of $3,500,000.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           KV PHARMACEUTICAL COMPANY




Date:  August 11, 1997                    /s/   Marc S. Hermelin
                                          -------------------------------
                                          Marc S. Hermelin
                                          Vice Chairman of the Board




Date:  August 11, 1997                    /s/ Gerald R. Mitchell
                                          -------------------------------
                                          Gerald R. Mitchell
                                          Vice President - Finance
                                          Chief Financial Officer

                                  EXHIBIT INDEX


     Exhibit Number                 Description
     --------------                 -----------

             11                  Computation of Earnings
                                 Per Share Calculation.  Filed
                                 Herewith.