Form 10-Q
period 1997-09-30
KV PHARMACEUTICAL CO /DE/
filed 1997-11-12
CIK 57055

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

(X)   Quarterly report for the quarterly period ended September 30, 1997

                              OR

(   ) Transition Report Pursuant to Section 13 or 15(d) of The Securities
      Exchange Act of 1934

Commission file number 1-9601

                           K-V PHARMACEUTICAL COMPANY
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           DELAWARE                                      43-0618919
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

                2503 SOUTH HANLEY ROAD, ST. LOUIS, MISSOURI 63144
--------------------------------------------------------------------------------
                    (Address or principal executive offices)
                                   (Zip Code)

                                 (314) 645-6600
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

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

Yes  X   No
                                                        Number of Shares
    Title of Class of                                   Outstanding as of
     Common Stock                                        this Report Date

Class A Common Stock, par value $.01 per share               7,757,349
Class B Common Stock, par value $.01 per share               4,306,125

                                     PART I

                              FINANCIAL INFORMATION

                   KV PHARMACEUTICAL COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

      For the Three Months and Six Months Ended September 30, 1997 and 1996
                                   (Unaudited)



                                                         For the Three                            For the Six
                                                         Months Ended                             Months Ended
                                                 09/30/97           09/30/96               09/30/97            09/30/96
                                                 --------           --------               --------            --------
Revenues                                        $21,887,067        $13,094,448           $40,091,929         $26,162,265
                                                -----------        -----------           -----------         -----------

Costs and Expenses:

Manufacturing costs and expenses                 12,427,769          6,641,286            22,649,059          13,779,562
Research and development                          1,461,396          1,193,710             2,969,117           2,356,984
Selling and administrative                        4,243,114          3,546,399             7,832,632           6,833,821
Interest expense                                    131,724             36,522               206,676             151,285
Amortization of intangible assets                    67,344             48,684               117,358              97,367
                                                 ----------         ----------            ----------          ----------
Total Costs and Expenses                         18,331,347         11,466,601            33,774,842          23,219,019
                                                 ----------         ----------            ----------          ----------

Income before income taxes                        3,555,720          1,627,847             6,317,087           2,943,246
Provision for income taxes                        1,373,588             30,000             2,294,088              60,000
                                                 ----------         ----------            ----------          ----------

Net Income                                      $ 2,182,132        $ 1,597,847           $ 4,022,999         $ 2,883,246
                                                ===========        ===========           ===========         ===========

Net Income per Common
  Share (after deducting
  preferred dividends of
  $105,438 for the three
  months ended September
  30, 1997 and 1996 and
  $210,876 for the six
  months ended September
  30, 1997 and 1996):                                 $0.17              $0.12                 $0.31               $0.22
                                                      =====              =====                 =====               =====



 See Accompanying Notes to Financial Statements

                   KV PHARMACEUTICAL COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      September 30, 1997 and March 31, 1997
                                   (Unaudited)


                                                                   09/30/97                     03/31/97
                                                                   --------                     --------
ASSETS
Current Assets:
Cash and equivalents                                           $  3,712,583                   $  7,627,523
Receivables                                                      15,574,172                      8,579,598
Inventories                                                      16,527,739                     12,785,588
Prepaid and other                                                   955,120                      1,230,193
                                                             --------------                   ------------
   Total Current Assets                                          36,769,614                     30,222,902

Net Property and Equipment                                       13,798,927                      8,117,809

Goodwill and other                                                3,364,131                      3,021,009
                                                              -------------                  -------------

TOTAL ASSETS                                                    $53,932,672                    $41,361,720
                                                                ===========                    ===========

LIABILITIES
Current Liabilities:
Current maturities of long-term debt                          $     573,416                  $     351,316
Accounts payable                                                  3,555,447                      2,045,048
Accrued liabilities                                               6,493,805                      2,809,571
                                                              -------------                   ------------
  Total Current Liabilities                                      10,622,668                      5,205,935

Long-term debt                                                    5,343,889                      2,158,025
Other                                                               991,727                        913,319
                                                             --------------                   ------------
  Total Liabilities                                              16,958,284                      8,277,279
                                                               ------------                    -----------

Commitments and Contingencies

SHAREHOLDERS' EQUITY
Preferred stock                                                       2,410                          2,410
Class A common stock                                                 77,811                         77,175
Class B common stock                                                 43,299                         43,766
Additional paid-in capital                                       33,922,340                     33,844,685
Retained earnings (deficit)                                       2,983,481                       (828,642)
Less cost of Class A and Class B common stock in
    treasury                                                        (54,953)                       (54,953)
                                                              -------------                  -------------

Total Shareholders' Equity                                       36,974,388                     33,084,441
                                                                 ----------                     ----------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY
                                                                $53,932,672                    $41,361,720
                                                                ===========                    ===========


See Accompanying Notes to Financial Statements

                   KV PHARMACEUTICAL COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              For the Six Months Ended September 30, 1997 and 1996
                                   (Unaudited)


                                                                       1997                              1996
                                                                       ----                              ----
OPERATING ACTIVITIES
Net Income                                                           $ 4,022,999                     $ 2,883,246

Adjustments to reconcile net income to net cash provided by operating activities:

   Depreciation and amortization                                         912,210                         792,467

Changes in operating assets and liabilities:

(Increase) in receivables                                             (6,994,574)                       (227,656)

Net (increase) in inventories and other
   current assets                                                     (3,467,078)                     (1,710,648)

Increase (decrease) in accounts payable and
   accrued liabilities                                                 5,194,632                         (43,842)
Increase in other                                                         78,408                           1,045
                                                                  --------------                  --------------

  NET CASH PROVIDED BY (USED IN)
     OPERATING ACTIVITIES                                               (253,403)                      1,694,612
                                                                   -------------                     -----------

INVESTING ACTIVITIES
   Purchase of property and equipment, net                            (6,475,969)                       (582,143)
   Other, net                                                           (460,480)                       (562,807)
                                                                   -------------                   --------------

NET CASH USED IN INVESTING
   ACTIVITIES                                                         (6,936,449)                     (1,144,950)
                                                                    ------------                   --------------

FINANCING ACTIVITIES
   Proceeds from term loan                                             3,500,000                               -
   Principal payments on long-term debt                                  (92,036)                       (244,697)
   Dividends paid on preferred stock                                    (210,876)                              -
   Exercise of common stock options                                       77,824                          33,615
                                                                  --------------                  --------------

NET CASH PROVIDED BY (USED IN)
FINANCING ACTIVITIES                                                   3,274,912                        (211,082)
                                                                    ------------                   -------------

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS
                                                                      (3,914,940)                        338,580
Cash and cash equivalents
   at beginning of year                                                7,627,523                       2,038,069
                                                                    ------------                    ------------

CASH AND CASH EQUIVALENTS
   AT END OF PERIOD                                                  $ 3,712,583                     $ 2,376,649
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

NOTE B -- EARNINGS PER SHARE

         Net income per common share is computed by dividing net income, less preferred dividends, by the weighted average number of common shares and common share equivalents (if dilutive) outstanding during the period. Preferred dividends of $105,438 and $210,876 were paid for the three-month and six-month periods ended September 30, 1997, and used in the calculation but not paid for the three-month and six-month periods ended September 30, 1996. Undeclared and unaccrued cumulative preferred dividends at September 30, 1997 and 1996 were $2,203,650 and $2,098,212, respectively. Common share equivalents consist of those common shares that would be issued upon the exercise of outstanding stock options. The weighted average number of shares used in the computations were 12,214,620 and 12,034,886 for the quarters ended September 30, 1997 and 1996, respectively, and 12,202,141 and 12,060,398 for the six-month periods ended September 30, 1997 and 1996, respectively.

Item 2. Management's Discussion and Analysis of Results of Operations, and Liquidity and Capital Resources

         (a) Results of Operations

         Revenues. Consolidated revenues for the second quarter of fiscal 1998 totaled $21.9 million, compared to $13.1 million for the second quarter of fiscal 1997, an increase of $8.8 million, or 67%. Year-to-date consolidated revenues were $40.1 million, an increase of $13.9 million, or 53%, compared to the same period last year. The increase in sales volume for both the quarter and year-to-date is primarily attributable to continued growth being experienced from sales of new and existing products. ETHEX sales increased by $8.7 million, or 95%, in the second quarter and were up $13.1 million, or 70%, year-to-date over the same periods of the prior year. Particle Dynamics and Contract Services revenues increased $.1 million, or 2%, and $.8 million, or 11%, respectively, for the three-month and six-month periods ended September 30, 1997. These increases were attributable to increased sales volume of existing products.

         Costs and Expenses. Manufacturing costs increased as a percentage of net sales to 57% in the quarter ended September 30, 1997 from 51% in the same period last year. Year-to-date manufacturing costs as a percent of net sales increased to 56% from 53% for the six months ended September 30, 1997 and 1996, respectively. These increases were primarily attributable to changes in the mix of products sold.

         Research and development costs increased $.3 million or 22% for the quarter ended September 30, 1997, compared to the same quarter of the prior year. Year-to-date, these costs increased $.6 million, or 26%, compared to the same period of the prior year. These increases were primarily due to increased personnel and supply costs to support higher levels of research activity and clinical studies in connection with new product and drug delivery development.


         Selling and administrative expenses increased $.7 million, or 20% for the quarter ended September 30, 1997, compared to the same period of the prior fiscal year but decreased to 19% from 27% as a percent of total revenues. Year-to-date selling and administrative expenses increased $1 million, or 15%, over the same period last year but decreased to 20% from 26% as a percent of total revenues. Increased expenditures were primarily related to higher marketing, selling and administrative costs associated with new product introductions and expansion of existing business.

         Interest expense increased $.1 million for the second quarter and $.1 million for the six-month period ended September 30, 1997, compared to the same periods of the prior fiscal year. The increase for the first two quarters of fiscal 1998 resulted from the long-term borrowing to purchase a facility that had previously been leased.

         Pretax income for the quarter ended September 30, 1997 was $3.6 million compared to $1.6 million in the prior year quarter, an increase of 125%. Year-to-date pretax income was $6.3 million compared to $2.9 million for the prior period, an increase of 115%. These improvements were the result of continued sales growth.

         For the six months ended September 30, 1997 and 1996, the Company had a current provision for income taxes of $2,294,088 and $60,000, respectively. The fiscal 1998 provision was based on the estimated federal and state statutory rates, while the fiscal 1997 provision was based on the alternative minimum tax, since no provision for income taxes was otherwise made as a result of available net operating loss carryforwards. No loss carryforwards are available for fiscal 1998.

         Net Income. As a result of the factors described above, net income improved $.6 million, or 37%, for the second quarter of fiscal 1998 and year-to-date improved $1.1 million, or 40%, compared to the same periods of the prior year.

(b) Liquidity and Capital Resources

         The following table sets forth selected balance sheet ratios at September 30, 1997, March 31, 1997 and September 30, 1996.

                                                                 ($  in 000's)
                                                                 -------------
                                                9/30/97             3/31/97             9/30/96
                                           -----------------------------------------------------------
Working Capital Ratio                           3.5 to 1            5.8 to 1            5.5 to 1
Quick Ratio                                     1.8 to 1            3.1 to 1            2.7 to 1
Debt to Debt-Plus-Equity                        .14 to 1            .07 to 1            .11 to 1
Total Liabilities to Equity                     .46 to 1            .25 to 1            .30 to 1
Cash and Equivalents                            $  3,713            $  7,628             $ 2,377
Working Capital                                   26,147              25,017              16,574
Long-Term Liabilities                              6,336               3,071               3,009
Stockholders' Equity                              36,974              33,084              23,467

         During the quarter ended September 30, 1997, working capital increased $1.3 million, or 5% to $26.1 million while cash and cash equivalents decreased $2.5 million. Working capital for the six months ended September 30, 1997 increased $1.1 million, or 5%. Net cash used in operations of $.3 million consisted of an increase in accounts receivable of $7 million, principally from increased sales volume, and an increase in inventories of $3.5 million, to support the additional sales volume and seasonal business requirements, partially offset by an increase in accounts payable and accrued liabilities of $5.2 million. Borrowings reflected an increase of $3.5 million as a result of purchasing a facility that had previously been leased.


         Investing activities for fiscal 1998 for property and equipment were $6.5 million and net expenditures for other assets of $.5 million, with funds being provided from cash and long-term borrowing. The debt to debt-plus-equity and total liabilities to equity ratios for the first six months increased primarily as a result of the debt created to finance the purchase of a leased facility and increased accrued liabilities incurred to finance increased sales and related operations.

         The Company's cash and cash equivalents on hand at September 30, 1997 were $3.7 million. In addition, the Company currently has in place a $20 million credit facility with LaSalle National Bank. This credit facility consists of a three year, unsecured revolving line of credit and letters of credit to support the Company's requirements.

         Although the Company generally has been able to pass along to its customers at least a portion of cost increases in labor, manufacturing and raw material costs, in certain instances no increases have been effected due to market conditions. It is not meaningful to compare changing prices over the past several years because the products, product formulas, product mix and sources of raw materials have varied substantially.

         The Company expects to continue to increase expenditures and investment for research, clinical and regulatory efforts relating to the development and commercialization of proprietary new products and advanced drug delivery technology products and their approval for marketing.

         The Company believes funds generated from operating activities and existing cash, together with the funds available under its credit facility and the funds provided from licensing agreements, will be adequate to fund the Company's current requirements arising from the continued sales growth being experienced.

                           PART II. OTHER INFORMATION

Item 6: Exhibits and Reports on Form 8-K.

        a)   Exhibits - See Exhibit Index on page 13.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             KV PHARMACEUTICAL COMPANY




     Date: November  5,  1997               /s/ Marc S. Hermelin
                                             Marc S. Hermelin
                                             Vice Chairman of the Board





     Date: November  5,  1997                /s/ Gerald R. Mitchell
                                             Gerald R. Mitchell
                                             Vice President - Finance
                                             Chief Financial Officer

                                  EXHIBIT INDEX


 Exhibit Number                          Description

       11                 Computation of Earnings Per Share Calculation.
                          Filed Herewith.