Form 10-Q
period 1997-12-31
KV PHARMACEUTICAL CO /DE/
filed 1998-02-13
CIK 57055

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

(X)      Quarterly report for the quarterly period ended December 31, 1997

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

Yes  X            No

         Title of Class of                           Number of Shares
         Common Stock                       Outstanding as of this Report Date

Class A Common Stock, par value $.01 per share                       7,774,177
                                                              ------------------
Class B Common Stock, par value $.01 per share                       4,296,150
                                                              ------------------

                                     PART I

                              FINANCIAL INFORMATION


                      CONSOLIDATED STATEMENTS OF OPERATIONS

      For the Three Months and Nine Months Ended December 31, 1997 and 1996
                                   (Unaudited)


                                                 For the Three                              For the Nine
                                                 Months Ended                               Months Ended
                                         12/31/97             12/31/96             12/31/97              12/31/96
Revenues                               $28,433,858          $14,726,796           $68,525,787          $40,889,061

Costs and Expenses:

Manufacturing costs                     17,040,869            8,180,977            39,590,928           21,960,539
Research and development                 1,518,272            1,302,529             4,487,388            3,659,513
Selling and administrative               5,655,157            3,202,304            13,586,787           10,036,125
Interest expense                           121,206              162,667               327,885              313,952
Amortization of intangible
  assets                                    68,384               41,316               185,742              138,683
                                         ---------            ---------          ------------         ------------
Total Costs and Expenses                24,403,888           12,889,793            58,178,730           36,108,812
                                        ----------           ----------          ------------         ------------

Income before income taxes               4,029,970            1,837,003            10,347,057            4,780,249

Provision for income taxes               1,266,584               30,000             3,560,672               90,000
                                         ---------           ----------           -----------         ------------

Net Income                             $ 2,763,386          $ 1,807,003           $ 6,786,385         $  4,690,249
                                       ===========          ===========           ===========         ============


Net income per common share -                $0.22                $0.14                 $0.54                $0.37
                                             =====                =====                 =====                =====

Net income per common share
  assuming dilution                          $0.21                $0.14                 $0.52                $0.36
                                             =====                =====                 =====                =====



See accompanying Notes to Financial Statements

                   KV PHARMACEUTICAL COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      December 31, 1997 and March 31, 1997
                                   (Unaudited)

                                               12/31/97                 03/31/97

ASSETS
Current Assets:
Cash and equivalents                       $  9,378,460             $  7,627,523
Receivables                                  16,897,249                8,579,598
Inventories                                  16,446,844               12,785,588
Prepaid and other                             1,572,666                1,230,193
                                          -------------           --------------
   Total Current Assets                      44,295,219               30,222,902

Net property and equipment                   12,254,501                8,117,809

Goodwill and other                            3,360,660                3,021,009
                                          -------------            -------------

TOTAL ASSETS                                $59,910,380              $41,361,720
                                            ===========              ===========


LIABILITIES
Current Liabilities:
Current maturities of long-term debt      $     565,955            $     351,316
Accounts payable                              4,631,167                2,045,048
Accrued liabilities                           8,875,926                2,809,571
                                         --------------            -------------
  Total Current Liabilities                  14,073,048                5,205,935

Long-term debt                                4,960,556                2,158,025
Other                                         1,205,429                  913,319
                                          -------------           --------------
  Total Liabilities                          20,239,033                8,277,279
                                           ------------            -------------

Commitments and contingencies

SHAREHOLDERS' EQUITY
7% Cumulative convertible
  preferred stock                                 2,410                    2,410
Class A common stock                             77,979                   77,175
Class B common stock                             43,199                   43,766
Additional paid-in capital                   33,961,283               33,844,685
Retained earnings (deficit)                   5,641,429                (828,642)
Less cost of Class A and Class B
  common stock in treasury                     (54,953)                 (54,953)
                                        ---------------           --------------
TOTAL SHAREHOLDERS' EQUITY                   39,671,347               33,084,441
                                           ------------             ------------

TOTAL LIABILITIES AND
SHAREHOLDERS' EQUITY                        $59,910,380              $41,361,720
                                            ===========              ===========

See accompanying Notes to Financial Statements

                      CONSOLIDATED STATEMENTS OF CASH FLOW
              For the Nine Months Ended December 31, 1997 and 1996
                                   (Unaudited)


                                                        1997               1996
                                                    --------             ------
OPERATING ACTIVITIES
Net Income                                        $6,786,385       $   4,690,249

Adjustments to reconcile net income to net
  cash provided by operating activities:
  Depreciation and amortization                    1,404,449           1,217,877

Changes in operating assets and liabilities:
(Increase) in receivables                        (8,317,651)           (856,420)
Net (increase) in inventories and
  other current assets                           (4,003,729)         (3,406,695)
Net increase in accounts payable and
  accrued liabilities                             8,652,474            1,588,829
Increase in other liabilities                       292,112               39,067
                                             --------------       --------------
NET CASH PROVIDED BY
  OPERATING ACTIVITIES                            4,814,040            3,272,907
                                              -------------         ------------

INVESTING ACTIVITIES
  Purchase of property and equipment, net       (5,355,398)            (991,021)

  Other, net                                      (525,397)            (636,941)
                                             --------------        -------------

NET CASH (USED IN) INVESTING
  ACTIVITIES                                    (5,880,795)          (1,627,962)
                                               ------------         ------------

FINANCING ACTIVITIES
  Proceeds from term loan facility                3,500,000                 -
  Principal payments on long-term debt            (482,830)            (686,484)
  Dividends paid on preferred stock               (316,314)                 -
  Exercise of common stock options                  116,836               34,919
                                               ------------       --------------
NET CASH PROVIDED BY (USED IN)
FINANCING ACTIVITIES                              2,817,692            (651,565)
                                                -----------        -------------

INCREASE IN CASH
  AND CASH EQUIVALENTS                            1,750,937              993,380
Cash and cash equivalents
  at beginning of year                            7,627,523            2,038,069
                                                -----------         ------------
CASH AND CASH EQUIVALENTS
  AT END OF PERIOD                               $9,378,460          $ 3,031,449
                                                 ==========          ===========

See accompanying Notes to Financial Statements

                    NOTES TO SUMMARIZED FINANCIAL INFORMATION



NOTE A  -  BASIS OF PRESENTATION

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

NOTE  B  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICY

         In 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings per Share. Statement 128 replaced the previously reported primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods have been presented, and where necessary, restated to conform to the Statement 128 requirements.

NOTE C - INCOME  TAXES

         Decrease in the deferred tax asset valuation allowance resulted from changes in management's estimates of the utilization of temporary differences caused by the Company's improved operating results.

NOTE D  -  EARNINGS PER SHARE

         The following table sets forth the computation of basic and diluted earnings per share:


                                                  For the Three Months Ended              For the Nine Months Ended
Numerator:                                       12/31/97           12/31/96              12/31/97          12/31/96

Net income                                    $ 2,763,386         $ 1,807,003          $ 6,786,385        $ 4,690,249

Preferred stock dividends                       (105,438)           (105,438)            (316,314)          (316,314)
                                             ------------        ------------        -------------      -------------

Numerator for basic earnings per
   share--income available to common
   stockholders                               $ 2,657,948         $ 1,701,565          $ 6,470,071        $ 4,373,935

Effect of dilutive securities:
   Preferred stock dividends                      105,438               -                      -                -
                                             ------------      --------------        -------------    -----------

Numerator for diluted earnings per
   share-income available to
   common stockholders after
   assumed conversions                        $ 2,763,386         $ 1,701,565          $ 6,470,071        $ 4,373,935

Denominator:

Denominator for basic earnings per
   share--weighted-average shares              12,068,399         11,828,548            12,056,124       11,826,058

Effect of dilutive securities:
   Employee stock options                         505,619            221,272               397,043          224,112
   Convertible preferred stock                    602,500             -                       -               -
                                             ------------     --------------          ------------    ---------

Dilutive potential common shares                1,108,119          221,272             397,043             224,112

   Denominator for diluted earnings
      per share--adjusted weight-average
      shares and assumed conversions           13,176,518         12,049,820            12,453,167       12,050,170
                                               ==========         ==========            ==========       ==========

Basic Earnings per Share (1):                       $0.22              $0.14                  $0.54           $0.37
                                                    =====              =====                  =====           =====

Diluted earnings per share (1):                     $0.21              $0.14                  $0.52           $0.36
                                                    =====              =====                  =====           =====

(1) The two-class method for Class A and Class B common stock is not presented because the earnings per share are equivalent to the if converted method since dividends were not declared or paid and each class of common stock has equal ownership of the Company.

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

         Item 2: Management's Discussion and Analysis of Results of Operations, and Liquidity and Capital Resources

         (a) Results of Operations Revenues.

         Consolidated revenues for the third quarter of fiscal 1998 totaled $28.4 million, compared to $14.7 million for the third quarter of fiscal 1997, an increase of $13.7 million, or 93%, compared to the same period last year. Year-to-date consolidated revenues were $68.5 million, an increase of $27.6 million, or 67%, compared to the same period last year. The increase in sales volume for both the quarter and year-to-date is primarily attributable to continued growth being experienced from sales of new and existing products. ETHEX sales increased by $13.4 million, or 122%, in the third quarter and were up $26.5 million, or 89%, for the year-to-date over the same periods of the prior year. Particle Dynamics and Contract Services combined revenues increased $.3 million, or 9%, in the third quarter and $1.1 million, or 10%, year-to-date over the respective periods of the prior year. These increases are attributed to increased sales volume.

         Costs and Expenses. Manufacturing costs increased as a percentage of revenues to 60% in the quarter ended December 31, 1997 from 56% in the same period last year. Year-to-date manufacturing costs as a percent of net sales increased to 58% from 54% for the nine months ended December 31, 1997 and 1996, respectively. These increases were primarily attributable to changes in the mix of products sold.

         Research and development costs increased $.2 million or 17% for the quarter ended December 31, 1997, compared to the same quarter of the prior year. Year-to-date, these costs increased $.8 million, or 23%, compared to the same period of the prior year. These increases are primarily due to increased personnel, clinical studies and supply costs to support continuing research into advanced drug delivery technologies and products.

         Selling and administrative expense increased $2.5 million, or 77%, for the quarter ended December 31, 1997, compared to the same period of the prior fiscal year but decreased to 20% of total revenues from 22% in the prior year. Year-to-date selling and administrative expenses increased $3.6 million, or 35%, over the same period last year but decreased to 20% from 25% as a percent of total revenue compared to the prior year. Such increased expenditures were primarily related to higher marketing, selling and administrative support costs associated with new product introductions and expansion of existing business. Pretax income for the quarter ended December 31, 1997 was $4.0 million compared to $1.8 million in the prior year quarter, an increase of 122%. Year-to-date pretax income was $10.3 million compared to $4.8 million for the prior year period, an increase of 115%. These improvements were the result of continued sales growth.

         For the nine months ended December 31, 1997 and 1996, the Company had a current provision for income taxes of $3,560,672 and $90,000, respectively. The fiscal 1998 provision was based on the estimated federal and state statutory rates as well as utilization of a part of the Company's deferred tax credits realized from prior years, while the fiscal 1997 provision was based on the alternative minimum tax, since no provision for income taxes was otherwise made as a result of available net operating loss carryforwards. No loss carryforwards are available for fiscal 1998. Decrease in the deferred tax asset valuation allowance resulted from changes in management's estimates of the utilization of temporary differences caused by the Company's improved operating results.

         Net Income. As a result of the factors described above, net income improved $1 million, or 53%, for the third quarter of fiscal 1998 and year-to-date improved $2.1 million, or 45%, compared to the same periods of the prior year.

         (b)  Liquidity and Capital  Resources.

         The following table sets forth selected balance sheet ratios and amounts at December 31, 1997, March 31, 1997 and December 31, 1996.


                                                   ($ in 000's)
                                     12/31/97       03/31/97         12/31/96
Working Capital Ratio                3.1 to 1       5.8 to 1         4.5 to 1
Quick Ratio                          1.9 to 1       3.1 to 1         2.1 to 1
Debt to Debt Plus Equity             .12 to 1       .07 to 1         .09 to 1
Total Liabilities to Equity          .51 to 1       .25 to 1         .33 to 1
Cash and Equivalents                   $9,378         $7,628           $3,031
Working Capital                        30,222         25,017           18,031
Long Term Debt                          6,166          3,071            3,115
Stockholders' Equity                   39,671         33,084           25,275

         During the quarter ended December 31, 1997, working capital increased $4.1 million, or 16%, to $30.2 million, while cash and cash equivalents increased $5.7 million. Working capital for the nine months ended December 31, 1997 increased $5.2 million, or 21%, including an increase in accounts receivable of $8.3 million, principally from increased sales volume and an increase in inventories and other current assets of $4 million to support the additional sales volume and seasonal business. Net cash provided from operations was $4.8 million. Borrowings reflected a decrease of $.5 million, as a result of scheduled payments on the Industrial Revenue Bond and building mortgage. The ratio of current assets to current liabilities was 3.1 to 1 as of December 31, 1997, compared to 4.5 to 1 as of December 31, 1996.

         The debt to debt-plus-equity and total liabilities to equity ratios for the first nine months of fiscal 1998 increased primarily as a result of the debt created to finance the purchase of a leased facility and increased accrued liabilities related to the growth in sales.

         Investing activities for fiscal 1998 reflected capital expenditures of $5.4 million, primarily to finance the purchase of a leased facility, and net expenditures for other assets of $.5 million, which funds were provided from operations and long-term borrowings.

         The Company's cash and cash equivalents on hand at December 31, 1997 were $9.4 million. In addition, the Company currently has in place a $20 million credit facility with LaSalle National Bank. This credit facility consists of a three year, unsecured revolving line of credit and letter of credit facility to support the Company's requirements.

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

         The Company expects to continue to increase expenditures and investment for research, clinical and regulatory efforts relating to the development and commercialization of proprietary new products, advanced drug delivery technology products and their approval for marketing.

         The Company believes funds generated from operating activities and existing cash, together with the funds available under its credit facility and funds provided from licensing agreements, will be adequate to fund the Company's current requirements arising from the continued sales growth being experienced.

Item 6: Exhibits and Reports on Form 8-K.

         (a)  Exhibits - None.

         (b) The Company did not file any reports on Form 8-K during the quarter ended December 31, 1997.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                               KV PHARMACEUTICAL COMPANY



Date:    February  13,  1998                  /s/ Marc S. Hermelin
         ---------------------------          --------------------
                                              Marc S. Hermelin
                                              Vice Chairman of the Board




Date:    February  13,  1998                 /s/ Gerald R. Mitchell
     -------------------------------         ----------------------
                                             Gerald R. Mitchell
                                             Vice President - Finance
                                             Chief Financial Officer