Form 10-Q/A
period 1997-12-31
KV PHARMACEUTICAL CO /DE/
filed 1998-02-17
CIK 57055

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q/A

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
                                                              ------------------

Item 6: Exhibits and Reports on Form 8-K.

         (a)  Exhibits

              Exhibit 27.

         (b) The Company did not file any reports on Form 8-K during the quarter ended December 31, 1997.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                               KV PHARMACEUTICAL COMPANY



Date:    February  17,  1998                  /s/ Marc S. Hermelin
         ---------------------------          --------------------
                                              Marc S. Hermelin
                                              Vice Chairman of the Board




Date:    February  17,  1998                 /s/ Gerald R. Mitchell
     -------------------------------         ----------------------
                                             Gerald R. Mitchell
                                             Vice President - Finance
                                             Chief Financial Officer