Form 10-K
period 1998-03-31
KV PHARMACEUTICAL CO /DE/
filed 1998-06-26
CIK 57055

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K
Mark One
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                   For the fiscal year ended March 31, 1998 OR

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         The aggregate market value of the 8,566,250 shares of Class A and 3,105,137 shares of Class B Common Stock held by nonaffiliates of the Registrant as of April 30, 1998, was $185,245,156 and $67,536,730, respectively. As of
April 30, 1998, the Registrant had outstanding 11,733,323 and 6,404,877 shares of Class A and Class B Common Stock, respectively, exclusive of treasury shares.

                       DOCUMENTS INCORPORATED BY REFERENCE

         The following document is incorporated into this Report by reference:

         Part III: Portions of the definitive proxy statement of the Registrant (to be filed pursuant to Regulation 14(A) for Registrant's 1998 Annual Meeting of Shareholders, which involves the election of directors), are incorporated by reference into Items 10, 11, 12 and 13 to the extent stated in such items.

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

Item     1. Description of Business

         (a) General Development of Business

         K-V Pharmaceutical Company ("KV", or the "Company") was incorporated under the laws of Delaware in 1971 as a successor to a business originally founded in 1942. Victor M. Hermelin, KV's Chairman and founder, obtained initial patents for early controlled release and enteric coated technologies in the early 1950's.

         KV is a pioneer in the area of advanced drug delivery technologies which enhance the effectiveness of new therapeutic agents, existing pharmaceutical products and nutritional supplements. The Company has developed a diverse portfolio of sixteen technologies, including three oral controlled release technologies, six site-specific oral and topical delivery technologies, three tastemasking technologies and a quick dissolve tablet technology. These technologies, which are used in the Company's products and the products of its marketing licensees, are designed to improve and control the absorption and utilization by the human body of active pharmaceutical compounds, allowing the compounds to be administered less frequently with potentially reduced side effects, improved drug efficacy and/or enhanced patient compliance. Additionally, the Company continually applies its scientific expertise and development experience to refine and enhance its existing drug delivery and formulation technologies and to create new technologies that may be used in its drug development programs.

         KV licenses the marketing rights for products developed with these drug delivery technologies to major domestic and international brand name pharmaceutical marketers in return for license fees, milestone payments, research reimbursement and manufacturing and royalty revenues.

         In 1990, KV established a generic marketing capability through a wholly-owned subsidiary, ETHEX Corporation ("ETHEX"), which makes KV one of the only drug delivery research and development companies that also markets "technology distinguished" generic products.

         KV's other wholly-owned operating subsidiary, Particle Dynamics, Inc. ("PDI"), formerly known as Desmo Chemical Corporation, was incorporated in New York in 1948 and acquired by KV in 1972. Through PDI, the Company develops and markets specialty pharmaceutical compounds, including directly compressible and microencapsulated ingredients used in pharmaceutical processing and tastemasked vitamins and minerals for the pharmaceutical, nutritional and food industries.

         (Hereinafter, KV, ETHEX and PDI are sometimes referred to collectively as "KV" or the "Company").

         (b) Industry Segments

         The Company operates principally in one industry segment, consisting of pharmaceutical development, manufacturing and marketing. Revenues are received from customers for the development, manufacture and sale of drug products to pharmaceutical marketers and from directly marketing its own technology distinguished generic products. Revenues may be received in the form of licensing revenues and/or royalty payments to KV based upon a percentage of the licensee's sales of the product, in addition to manufacturing revenues, when marketing rights to products using KV's advanced drug delivery technologies are licensed.

         (c) Narrative Description of Business

         The Company's business is the formulation and commercialization of pharmaceutical products, both prescription and over-the-counter, utilizing the Company's proprietary drug delivery technologies.

         An important profit center of the Company is the development of generic drugs using its proprietary technologies that it markets and distributes through its wholly-owned subsidiary, ETHEX Corporation. ETHEX currently sells 46 products, 22 of which were launched over the past two fiscal years and many of which utilize KV's drug delivery systems. Approximately 8 to 10 additional products are expected to be launched during fiscal 1999. ETHEX Corporation distributes and markets these technology distinguished generic products directly to various markets and classes of trade customers, including wholesalers, chains, distributors, mail order houses, independent pharmacies, large HMOs and PPOs. ETHEX has achieved 100% penetration in the 25 largest wholesalers and chains. The development of generic versions of existing brand name products is typically less costly and time consuming than the development of new drug products, because generic drugs typically contain pharmaceutical compounds previously approved by the FDA and generally qualify for the use of an abbreviated testing and approval process.

         The Company also enters into development and licensing arrangements with companies that (i) hold patent or marketing exclusivity rights to existing pharmaceutical products that may benefit from the application of KV's proprietary drug delivery technologies, (ii) are developing new therapeutic agents that require delivery technologies or formulation capabilities such as those offered by the Company, and/or (iii) can market and sell the products developed by the Company. To date, KV has entered into agreements with various pharmaceutical marketers, including Roche Holding Ltd., Taisho Pharmaceutical Ltd. of Japan, S.S. Pharmaceutical of Japan, J. Uriach of Spain and others. Under these agreements, KV generally develops a product which utilizes its drug delivery technologies in return for license fees, milestone payments, research reimbursement and manufacturing and royalty revenues. The Company's licensee is generally responsible for clinical trials, regulatory approvals and marketing activities. In certain cases, the Company may develop a product, conduct clinical trials and seek regulatory approval before entering into a licensing arrangement.

         Particle Dynamics, Inc. has developed and currently markets four distinct lines of specialty raw material products to the pharmaceutical, nutritional and food industries. DESCOTE(R) is a family of tastemasked vitamin and mineral products particularly applicable to chewable children's vitamins. DESTAB(TM) is a family of direct compression products which enable pharmaceutical manufacturers to produce tablets and caplets in a more efficient manner. DESTRIT(TM) is a family of low dose vitamin products for direct compression into vitamin tablets and VITACOTE(TM) is a line of stabilized vitamins for use in the pharmaceutical and food industries.

         During the mid-1990's, the Company implemented an integrated business strategy to commercialize its drug delivery technologies in a variety of ways, principally by developing and marketing of both brand name and generic pharmaceutical products, and by licensing marketing rights to products to pharmaceutical clients. During fiscal 1998, 1997 and 1996, revenues from the implementation of these strategies were approximately 95%, 91% and 90%, respectively, of the Company's total net revenues.

         The Company's strategy is to maintain its position as a leading developer of innovative drug delivery technologies and to apply its technologies to the formulation and commercialization of brand name and generic drugs and specialty raw materials. This strategy is comprised of four main components:

         The Development and Marketing of Technologically Distinguished Generic Drugs. The Company has applied and continues to apply its drug delivery technologies and formulation capabilities to develop and market technologically distinguished generic drugs. The Company does so by (i) identifying and replicating brand name drugs that are either off patent or are approaching patent expiration and which require or can utilize advanced drug delivery technologies, or (ii) applying the Company's tastemasking formulations to an off patent drug in order to meaningfully increase patient compliance and the drug's commercial appeal.

         The Development and Marketing of Brand Name Pharmaceuticals. The Company applies its proprietary drug delivery technologies in the formulation and development of brand name prescription and OTC pharmaceutical products. The Company also plans to directly market and distribute enhanced technology branded products in specific niche therapeutic areas. The Company plans to continue to enter into long term licensing agreements with pharmaceutical marketing companies under which the Company develops products which utilize its drug delivery technologies in return for license fees, milestone payments, research reimbursement and manufacturing and royalty revenues on sales of the products.

         Selective Acquisitions and In-Licensing Opportunities. The Company is actively seeking opportunities to acquire additional products, product rights, technologies and distribution channels that complement the Company's technology base and business and which can be integrated into the Company's existing research, manufacturing, marketing and distribution capabilities. The Company is also evaluating the acquisition of individual branded products and/or companies with branded products and marketing capability.

         Development and Marketing of Technologically Differentiated Specialty Raw Materials. The Company combines its advanced technologies with its expertise in micro encapsulation and particle coating to strategically develop new products that improve taste, tableting efficiencies and stability while reducing manufacturing costs and increasing product quality.

DRUG DELIVERY TECHNOLOGIES

         KV's proprietary drug delivery and formulation technologies enhance the effectiveness of new therapeutic agents, existing pharmaceutical products and nutritional supplements, such as vitamins and minerals. During the 1990's, KV has continued to develop and introduce important new generations of technologies which represent significant advancements in the field of drug delivery technologies. These drug delivery technologies are generally organized in the areas of "controlled release", "site release", "tastemasking", and "quick dissolve" technologies. Many of these technologies have been used successfully for the commercialization of products currently being marketed by the Company and its pharmaceutical marketing licensees. The following describes the Company's principal drug delivery technologies.

Oral Controlled Release Technologies

         The Company has developed a number of controlled release drug delivery technologies and formulation techniques that tailor the drug release profiles of certain orally administered pharmaceuticals and nutritional supplements. These technologies, which provide for a single oral dose that releases the active ingredient over periods ranging from 12 to 24 hours, are designed to improve patient compliance, improve drug effectiveness and reduce potential side effects. These technologies have been used to formulate tablets, capsules and caplets that deliver single therapeutic compounds, as well as multiple active compounds, each requiring different release patterns within a single dosage form.

         KV/24(R) is a precisely controlled drug delivery technology that can be taken orally once every 24 hours, affording the patient a reduced dosing regimen and dramatically reducing commonly reported side effects. KV/24(R) is also a multi-particulate technology that can combine several different drug compounds, each requiring its own unique release profile, in a single dosage form. KV/24(R) systems have been developed in capsule and tablet form for a number of prescription and OTC products.

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

         SYMATRIX(TM) is a micro-particulate formulation that employs smaller particles than KV/24(R) and METER RELEASE(R). SYMATRIX(TM) encapsulates therapeutic agents which improve a drug's absorption in the body where precise release profiles are less important. MICRO RELEASE(R) has been commercialized in prescription and OTC nutritional products, including various prescription prenatal vitamins marketed through ETHEX Corporation.

Site Release Technologies

         KV's Site Release(R) technologies use advanced polyphasic principles that result in a complex emulsion which adheres to the desired tissue and controls the release of the drug. The Company has developed a number of site specific technologies and formulations that it tailors to the desired route of administration. To date, the Company has applied its site specific technologies in cream, lotion, lozenge and suppository form to deliver therapeutic agents to vaginal, rectal, oral, skin, pharyngeal and esophageal tissues.

         VAGISITE(TM) is the subject of licensing and development agreements with such companies as Roche Holding Ltd., Taisho Ltd. of Japan, J. Uriach & Cia of Spain and others, to develop products for the treatment of topical and vaginal fungal infections.

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

         Trans-EP(TM) (for transesophageal) is a new and novel bioadhesive, controlled release delivery technology which may permit oral delivery of compounds that normally would be degraded if administered orally, such as growth hormones, calcitonin and other protein/peptides and other complex compounds. Trans-EP(TM) was specifically designed to provide an oral delivery alternative for biotechnology and other compounds that currently are injected or infused.

         BioSert(R) is a patented, bioadhesive, controlled release system which at room temperature is a solid rectal or vaginal suppository that after insertion becomes a bioadhesive long acting cream. BioSert(R) has particular applications to therapeutic areas such as antifungals, narcotic analgesics and anti-arthritics.

         DermaSite(TM) is a semi-solid SITE RELEASE(R) configuration for topical applications to the skin. The bioadhesive and controlled release properties of the delivery platform have made possible the development of products requiring a significantly reduced frequency of application.

Tastemasking Technologies

         KV has been at the forefront in the development of pharmaceutical formulations capable of improving the flavor of unpleasant tasting drugs. The Company has developed numerous platforms for its tastemasking technologies, including liquid, chewable and dry powder formulations.

         FlavorTech(R) is a liquid formulation technology designed to reduce the bad taste of therapeutic products. FlavorTech(R) has been commercialized in cough/cold syrup products marketed through ETHEX Corporation and has special application to other products, such as antibiotic, geriatric and pediatric pharmaceuticals.

         MICRO MASK(TM) is a tastemasking technology which incorporates a dry powder, microparticulate approach to reducing objectionable tastes by sequestering the unpleasant drug agent in a specialized matrix. The MICRO MASK(TM) technology can be formulated into chewable tablets or into packets that can be sprinkled on food, taken directly into the mouth, or stirred into water or other liquid before swallowing. This formulation technique has the effect of "shielding" the drug from the taste receptors without interfering with the dissolution and ultimate absorption of the agent within the gastrointestinal tract. MICRO MASK(TM) may be used in connection with such products as macrolide antibiotics, amino acids, vitamins and other unpleasant tasting drug compounds.

         LIQUETTE(R) is a tastemasking technology which incorporates unpleasant tasting drugs into a hydrophilic and lipophilic polymer matrix to suppress the taste of a drug. This technology is used for mildly to moderately distasteful drugs. The LIQUETTE(R) technology has been successfully commercialized in Japan through a licensing agreement with SS Pharmaceutical.

COMPETITION

         Competition in the development and marketing of pharmaceutical products is intense and characterized by extensive research efforts and rapid technological progress. Many companies, including those with financial and marketing resources and development capabilities substantially greater than those of the Company, are engaged in developing, marketing and selling products that compete with those offered by the Company. There are also a few companies, including KV, which specialize in drug delivery technology and the development of products derived from those technologies for sale/licensing to pharmaceutical marketers. The Company believes that its patents, proprietary trade secrets, technological expertise and product development and manufacturing capabilities position it to continue to develop products to compete effectively in the marketplace and maintain a leadership position in the field of advanced drug technologies.

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

REGULATION

         The design, development and marketing of pharmaceutical compounds are intensively regulated by the Federal Food and Drug Administration ("FDA") and comparable agencies in foreign countries. For example, The Federal Food, Drug and Cosmetic Act, the Controlled Substances Act and other United States federal statutes and regulations impose requirements on the testing, manufacturing and approval of the Company's products before a drug can be marketed in the United States. Obtaining FDA approval is a costly, time-consuming process and there is no guarantee that such approval will be obtained with respect to an individual product. All companies in the pharmaceutical industry are subject to FDA inspections for compliance with current Good Manufacturing Practice ("cGMP"), which encompasses all aspects of the production process as interpreted by the FDA and involves changing and evolving standards. FDA inspections are a part of a continuing effort by the FDA to oversee and upgrade the level of industry-wide compliance with cGMP, with an emphasis on increased validation of products and increased stringency of Standard Operating Procedures. The Company undergoes FDA inspections at all of its facilities.

         Since 1992, the Company has implemented new programs to ensure full compliance with all of the FDA's regulatory requirements and their increasingly vigorous interpretation by the agency. In addition, KV has agreed with the FDA in a June 1993 Consent Decree to operate in compliance with FDA requirements and, in the event of violations of FDA requirements, has agreed to certain procedures with respect to corrective actions that may be warranted.

         With respect to potential new products, there are two principal ways for the Company to satisfy the FDA's safety and efficacy requirements for a new drug product: a new drug application (an "NDA") and an abbreviated new drug application (an "ANDA"). The Company does not disclose information on the specific products covered by its FDA applications in order to protect the confidentiality and competitive position of the Company and its customers with respect to products which it has developed and expects to market in the future.

         The Company was informed by the FDA on April 22, 1998 that it had satisfied all of the requirements of the agency's "Application Integrity Policy." This will now allow the FDA to process applications for new NDA's and ANDA's that the Company may submit. As a consequence of the uncertainties inherent in the drug approval process, an applicant is not in the position to predict in advance all of the substantive and procedural requirements for FDA approval of a particular product or to predict when or if any particular product may be approved.

         The Company cannot predict whether future legislative or regulatory developments might have an adverse effect on the Company. It is the Company's belief that generic drugs and drug delivery products can provide cost savings opportunities which the Company could benefit from in ETHEX Corporation's growth and in its drug delivery research business.

         During fiscal 1998, the Company encountered no serious shortages of any particular raw materials and has no indications that significant shortages will occur. However, a serious shortage of certain raw materials could have a material adverse effect upon the Company.

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

         The Company presently owns 66 domestic and foreign patents expiring through 2012 and 12 trademarks expiring through 2011 (which are renewable assuming continuous use), none of which is considered material to the continuing operations and success of the Company. The Company considers its proprietary know-how and processing techniques to be of greater importance to its continuing operations than such patents.

         In order to protect its goodwill, the Company has applied for trademark protection for its technology names such as SITE RELEASE(R), KV/24(R), FlavorTech(TM), OraSite(R), METER RELEASE(R), SYMATRIX(TM), DESCOTE(R), and others. The Company intends to continue to trademark new technology and product names as they are developed.

         The business of the Company is generally not seasonal, although a number of cough/cold products marketed through ETHEX can be subject to seasonal demand.

         The nature of the Company's business does not involve unusual working capital requirements. Inventories are maintained at sufficient levels to support current production and sales levels.

         Customers of the Company consist of large and small pharmaceutical marketing companies, drug chains and wholesalers. During fiscal 1998 and 1997, one unaffiliated customer, McKesson Drug Company, a wholesale distributor, individually accounted for 12% and 15%, respectively, of the Company's consolidated revenues.

         The majority of the Company's sales are related to directly marketed generic products through ETHEX Corporation where backlog measurements are not meaningful, due to the short lead time required (days) in filling orders at any point in time relative to sales or income for a full 12-month period.

         Research and development spending for activities relating to the development of new products or services or the improvement of existing products or services was approximately $5,752,000 in fiscal 1998, $4,835,000 in fiscal 1997, and $4,559,000 in fiscal 1996.

         Spending for research and development is funded internally from operations and also by major pharmaceutical companies who have licensed marketing rights to KV-developed products. KV's internally funded research and development spending is approximately 6% of current revenues.

         The Company does not expect that compliance with federal, state or local provisions regulating the discharge of materials into the environment or otherwise relating to the protection of the environment will have a material effect on the Company's capital expenditures, earnings or competitive position.

         As of April 26, 1998, the Company had 353 employees. The Company is subject to a five year collective bargaining agreement which expires in July 2001 and covers 64 employees. The Company believes that its relations with its employees are good.

         The Company presently does not have material operations or sales in foreign countries and its domestic sales are not subject to unusual geographic concentration.

Item 2.  Properties.

         The Company's corporate headquarters is located at 2503 South Hanley Road in St. Louis County, Missouri, and contains approximately 25,000 square feet of floor space. The Company has a lease on the building for a period of ten years expiring December 31, 2005, with one five-year option to renew.

         In addition, the Company leases or owns the facilities shown in the following table:

                                                    SQ FT    LEASE     RENEWAL
FACILITY                        USAGE              LEASED   EXPIRES    OPTIONS
--------                        -----              ------   -------     -------

2629 S. Hanley Road             Mfg. Oper.         18,000  09/30/02    5 years1
821 Hanley Industrial Court     Mfg. Oper.          5,000  11/30/99    -
8046-50 Litzsinger Road         Mfg. Oper.         17,000  10/31/01    5 years1
8056 Litzsinger Road            Office/Maint.       3,000  10/31/01    5 years1
2635 S. Hanley Road             Mfg. Oper.         12,150  09/30/02    5 years1
819 Hanley Industrial Court     Mfg. Oper.          5,000  11/30/99    -
2525 S. Hanley Road             Mfg. Oper.         16,800  06/30/02    5 years
8054 Litzsinger Road            Office              3,000  10/31/01    5 years1
2601 S. Hanley Road             PDI Office          1,480  09/30/02    5 years1
10888 Metro Court               Office/Warehouse   81,810  Owned       N/A
2303 Schuetz Road               Mfg. Oper.         90,000  Owned       N/A
10858 Metro Court               Rental Property    40,540  Owned       N/A

----------------------

1  Two five-year options.


         Properties used in the Company's operations are considered suitable for the purposes for which they are used and are believed to be adequate to meet the Company's needs for the reasonably foreseeable future. However, the Company considers leasing additional facilities from time to time when attractive facilities appear to be available to accommodate the consolidation of certain operations and to meet future expansion plans.

Item 3.  Legal Proceedings

         Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders

         Not applicable.

Item 4(a).   Executive Officers of the Registrant1

         The following is a list of the current executive officers of the Company, their ages, their positions with the Company and their principal occupations for at least the past five years.


NAME                         AGE     POSITION HELD AND PAST EXPERIENCE
----                         ---     ---------------------------------

Victor M. Hermelin            84      Director,   Chairman   of  the  Board  and
                                      Treasurer of the Company.


Marc S. Hermelin              56      Director,  Vice-Chairman  of the Board and
                                      Chief Executive Officer.2


Alan G. Johnson               63      Director  and  Secretary  of the  Company.
                                      Attorney at Law and Member in the law firm of Gallop, Johnson & Neuman, L.C. since
                                      1976;  Director of MRL,  Inc.  and Siboney
                                      Corporation.

Garnet E. Peck, Ph.D.         67      Director  of  the   Company   since  1994.
                                      Professor  of   Industrial   Pharmacy  and
                                      Director of Industrial Pharmacy for Purdue
                                      University    School   of   Pharmacy   and
                                      Pharmacal Sciences since 1967.

Raymond F. Chiostri           64      Vice  President and Group  President of KV
                                      since 1986 and Chief Executive  Officer of
                                      Particle   Dynamics,   Inc.   since  1995.
                                      President - Pharmaceutical  Division of KV
                                      1986 to 1995.

Gerald R. Mitchell            59      Vice President of Finance since 1981.

Mitchell I. Kirschner         52      Corporate   Vice   President  of  Business
                                      Development since 1989.2


         The term of office for each executive officer of the Company expires at the next annual meeting of the directors or at such time as his successor has been elected and qualified.

-----------------------

1. This information is included in Part I as a separate item in accordance with Instruction 3 to Item 401(b) of Regulation S-K and General Instruction G to Form 10-K.

2. Victor M. Hermelin is the father of Marc S. Hermelin and father-in-law of Mitchell I. Kirschner.

                                     PART II

Item 5.   Market  for the  Company's Common  Stock and  Related Security  Holder
Matters

         a) Principal Market

         The Company's Class A Common Stock and Class B Common Stock are traded on the American Stock Exchange under the symbols KVA and KVB, respectively.

         b) Stock Price and Dividend Information

         High and low closing sales prices on the American Stock Exchange of the Company's Class A and Class B Common Stock each quarter of fiscal 1998 and 1997 were as follows:

 CLASS A COMMON STOCK

                           FISCAL 1998                      FISCAL 1997
                    ---------------------------      ---------------------------
   QUARTER             High             Low              High            Low
   -------------    ----------    --------------     -------------    ----------

   First              11 21/32         9 15/32         10 19/32         7 29/32
   Second             15  3/4          9 29/32          9 19/32         5 3/32
   Third              15 21/32        12 13/32          8 19/32         7 5/32
   Fourth             18 25/32        13 3/32          14 3/32          7 3/4


 CLASS B COMMON STOCK

                           FISCAL 1998                      FISCAL 1997
                  ----------------------------      --------------------------
   QUARTER             High            Low               High            Low
   -------------- -----------    -------------      ------------   ------------

    First             11  3/4          9   1/2         10 1/2           8
    Second            15  3/32        10                9 1/2           5
    Third             15  5/8         12 27/32          8 1/2           7 5/32
    Fourth            18 21/32        13 1/32          14               7 21/32


         All per share data reflects the three-for-two stock split effected in the form of a 50% stock dividend.

         No cash dividends were paid on the Company's Class A or Class B Common Stock in fiscal 1998 or 1997. Dividends on Preferred Stock in the amount of $421,751 were paid during fiscal 1998, and $105,437 was paid during the fourth quarter of 1997.

         c) Approximate Number of Holders of Common Stock

         The number of holders of record of the Company's Class A and Class B Common Stock as of April 30, 1998 and June 6, 1997 was 1,241 and 1,310, respectively (not separately counting shareholders whose shares are held in "nominee" or "street" names, which are estimated to represent approximately 4,000 additional shareholders for each class of common stock).

Item 6.   Selected Financial Data

                                                         ($ in 000's, except per share data)
                                                                Years Ended March 31,
                           ------------------------------------------------------------------------------------------------
                                   1998              1997               1996                1995                 1994
                                   ----              ----               ----                ----                 ----
INCOME  STATEMENT  DATA:

Revenues                          $98,486         $57,891             $49,729             $39,743              $38,171
   % Change                          70.1            16.4                25.1                 4.1                (12.2)

Net income
   (loss)                         $11,304          $8,924             $ 4,043             $(5,375)            $ (8,181)

Net income (loss) per
   common share-diluted
   (a) (b)                          $0.58           $0.47               $0.21               $(.35)               $(.52)

BALANCE  SHEET  DATA:

Total assets                      $68,361         $41,362            $ 27,948             $ 27,975             $ 31,802

Long-term debt, deferred
   taxes and other
   liabilities                     $7,040          $3,071             $ 3,452             $ 12,153             $ 13,323


Shareholders' equity              $44,164         $33,084             $20,550              $ 9,974             $ 13,343

NOTES:


(a) Dividends were paid on the Preferred Stock during fiscal 1998 in the amount of $421,751 and in the fourth quarter of fiscal 1997 in the amount of $105,437, but no other cash dividends were paid on any shares of Common or Preferred Stock during the five years ended March 31, 1998.

(b) Fully diluted common shares were restated to reflect a 3 for 2 stock split effected in the form of a 50% stock dividend, declared by the Board of Directors on March 23, 1998 and distributed April 17, 1998 to shareholders of record as of April 3, 1998. The Company adopted SFAS No. 128, "Earnings Per Share" in fiscal 1998 and restated all prior-period earnings per share data. (see Note 1).


Item 7. Management's Discussion and Analysis of Results of Operations, and Liquidity and Capital Resources

         (a) Results of Operations

         The following table summarizes the Company's historical results of operations as a percentage of revenues for fiscal years 1998, 1997 and 1996.


                                                                    Fiscal Year Ended
                                               1998                       1997                     1996
                                        ------------------        ---------------------    -------------------
                                          Amount     Percent         Amount     Percent        Amount     Percent
                                                                 (Dollars in thousands)
ETHEX (generic products)                  $79,193       80%          $40,225      69%          $34,498      69%

KV (manufacturing and licensing)            8,290        9             8,978      16             7,370      15

PDI (pharmaceutical compounds)             11,003       11             8,688      15             7,861      16
                                         --------      ---          --------     ---          --------    ----
   Net revenues                            98,486      100%           57,891     100%           49,729     100%

Costs and expenses:
   Manufacturing costs                     56,483       57%           29,478      51%           26,260      53%
   Research and development                 5,752        6             4,835       8             4,559       9
   Selling and administrative              19,104       20            13,818      24            12,749      26
   Other, net                                 156        -               453       1             2,028       4
                                         --------    -----         ---------     ---           -------    ----
     Total costs & expenses                81,495       83%           48,584      84%           45,596      92%

   Income before income taxes              16,991       17             9,307      16             4,133       8
   Net income                             $11,304       11%           $8,924      15%           $4,043       8%
                                          =======       ===           ======      ===           ======       ==


FISCAL 1998 COMPARED TO FISCAL 1997

         Revenues. Net revenues increased $40.6 million, or 70%, to $98.5 million during fiscal 1998 from $57.9 million in fiscal 1997. This sales growth was primarily due to an increase in the volume of new and existing products sold by ETHEX and Particle Dynamics, partially offset by lower contract services sales. Net revenues from ETHEX increased $39 million, or 97%, to $79.2 million during fiscal 1998 from $40.2 million in fiscal 1997. This increase was primarily due to the launch of twelve new generic products during fiscal 1998, in addition to increased sales of products introduced in prior years. Net revenues derived from the sale of specialty pharmaceutical raw materials by PDI increased $2.3 million, or 27%, to $11 million during fiscal 1998. This increase was attributable to the increased sales volumes related to the introduction of new products for the over-the-counter DESCOTE(R) and DESTAB(TM) product lines. As expected, contract services revenues decreased $.7 million, or 8%, to $8.3 million in fiscal 1998 from $9 million in fiscal 1997 which is attributable to reduced sales volume. While the Company anticipates continued growth in sales of the products it markets, there are no assurances that the annual percentage rate of sales growth will continue at past levels.

         Costs and Expenses. Manufacturing costs increased $27 million, or 92%, to $56.5 million during fiscal 1998 from $29.5 million in fiscal 1997 due to increased volume. Manufacturing costs as a percentage of revenues increased to 57% from 51% primarily due to the change in the mix of products sold and the effect of the competitive pricing in the generic pharmaceutical industry.

         Research and development costs increased $.9 million, or 19%, to $5.8 million during fiscal 1998 from $4.8 million in fiscal 1997. This increase was due to higher personnel, raw material and clinical costs. The Company expects to continue spending for research and development in the future, emphasizing the development of additional products for sale by ETHEX, new branded products and new drug delivery technologies.

         Selling and administrative expenses increased $5.3 million, or 38%, to $19.1 million during fiscal 1998 from $13.8 million in fiscal 1997. As a percentage of revenue, selling and administrative expenses decreased to 20% from 24%. The increase in selling and administrative expenses was primarily related to the Company's selling and promotional activities associated with the significant growth experienced in the sales of new and existing products marketed by ETHEX and Particle Dynamics, and additional personnel to support the Company's continued growth.

         Income taxes were provided at an effective rate of 33.5% in fiscal 1998 compared to 4.1% in fiscal 1997. The increase is attributable to the utilization of loss carry forwards generated in prior years during fiscal 1997. No loss carryforwards were available in fiscal 1998.

         Net Income. As a result of the factors described above, net income improved $2.4 million, or 27%, to $11.3 million for fiscal 1998 from net income of $8.9 million in 1997.

FISCAL 1997 COMPARED TO FISCAL 1996

         Revenues. Net revenues increased $8.2 million, or 16%, to $57.9 million during fiscal 1997 from $49.7 million in fiscal 1996. This sales growth was primarily due to an increase in the volume of new and existing generic products sold by ETHEX, increased licensing revenues and volume in contract services and Particle Dynamics. Net revenues from ETHEX increased $5.7 million, or 17%, to $40.2 million during fiscal 1997 from $34.5 million in 1996. This increase was primarily due to the launch of ten new generic products during fiscal 1997, in addition to increased sales of products introduced in the prior year. Net revenues derived from the sale of specialty pharmaceutical raw materials by PDI increased $.8 million, or 11%, to $8.7 million during fiscal 1997. This increase was attributable to the increased sales volumes related to the prior years' introduction of new products for the over-the-counter DESCOTE(R) and DESTAB(TM) product lines. Contract services and licensing revenues increased $1.6 million, or 22%, to $9 million in fiscal 1997 from $7.4 million in fiscal 1996, primarily due to increased licensing revenues from an agreement concluded with Roche Holding, Ltd.

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

         Selling and administrative expenses increased $1.1 million, or 8%, to $13.8 million during fiscal 1997 from $12.7 million in fiscal 1996. However, as a percentage of revenue, selling and administrative expenses decreased to 24% from 26%. The increase in selling and administrative expenses was primarily related to the Company's selling and promotional activities associated with the significant growth experienced in the sales of new and existing generic products marketed by ETHEX and additional personnel to support the Company's continued growth.

         Other, net decreased $1.5 million, or 75%, to $.5 million during fiscal 1997 from $2 million in fiscal 1996. This was primarily attributable to increased interest income of $.1 million as a result of interest earned on increased average daily cash balances, decreased interest expense of $1 million as a result of lower effective interest rates as well as lower levels of average borrowing and reduced amortization cost.

         The tax provision of $383,000 for fiscal 1997 was for state income taxes, while the $90,000 in 1996 was due to the effect of the alternative minimum tax.

         Net Income. As a result of the factors described above, net income improved $4.9 million, or 121%, to $8.9 million for fiscal 1997 from $4 million in fiscal 1996.

         (b) Year 2000 Readiness

         The Company's computer systems, software and related technologies are affected by the Year 2000 compliance issue. The Company has been identifying and correcting affected applications to ensure that all of its key computer systems will be Year 2000 compliant by early 1999, and has also been working with its vendors and suppliers to ensure their compliance. Costs to modify such applications have been, and are estimated to remain, immaterial to the Company's results of operations or financial condition.

         (c) Liquidity and Capital Resources

         The following table sets forth selected balance sheet data and ratios for fiscal years 1998, 1997 and 1996.

                                                    At March 31,
                                                    ($ in 000's)
                                                    ------------
                                      1998              1997             1996
                                  ----------         ----------       ----------

Working Capital Ratio               3.1 to 1         5.8 to 1         4.6 to 1
Quick Ratio                         2.0 to 1         3.1 to 1         2.4 to 1
Debt to Debt Plus Equity            .11 to 1         .07 to 1         .14 to 1
Total Liabilities to Equity         .55 to 1         .25 to 1         .36 to 1
Cash and Cash Equivalents           $ 18,158         $  7,628         $  2,038
Working Capital                     $ 35,403          $25,017          $14,053
Long-Term Liabilities               $  7,040         $  3,071         $  3,452
Shareholders' Equity                $44,164          $33,084          $20,550


         Working capital for fiscal 1998 increased $10.4 million, or 42%, to $35.4 million due primarily to the Company's net income in 1998. Net cash provided by operating activities for fiscal 1998 included increases in receivables of $6.7 million and inventories and other current assets of $5.1 million to improve service levels, which resulted primarily from increased sales volume of ETHEX products, and an increase in accounts payable and accrued liabilities of $11.7 million. These changes in receivables, inventories and payables of $1.2 million combined with net income and non-cash charges aggregating $13.2 million, resulted in cash provided by operating activities of $14.4 million for fiscal 1998, an improvement of $8.7 million or 155%.

         At the end of fiscal 1998, the Company's "quick assets", (cash, cash equivalents and accounts receivable) increased $17.3 million (106%) from the prior year, while current liabilities increased $11.9 million (229%), resulting in a "quick ratio" of 2 to 1 compared to 3.1 to 1 at the end of 1997. The increase in current liabilities is due primarily to an increase in accounts payable and accruals for salaries and benefits, income taxes and revenue sharing, all associated with increased sales and earnings.

         The debt to debt plus equity and total liabilities to equity ratios for fiscal 1998 increased due to the addition of $3.5 million in debt used for the purchase of a facility which was previously leased, and an adjacent facility.

         Investing activities in fiscal 1998 reflected capital expenditures in cash of $2.5 million excluding the facility purchase which was financed with long-term debt, and net expenditures for other assets of $.6 million, which were provided for through operations.

         In January 1996, the Company concluded an agreement with a major pharmaceutical marketer whereby the Company received $5 million ($1.7 million of which was included in revenue) and certain other considerations, plus $5 million for the sale of certain Class A Common Stock options exercisable in various periods through September 1998 (See Notes 12 and 15). The transaction was entered into between the parties in consideration for giving the marketing company the right to explore the Company's drug delivery technologies and to replace certain other product agreements and to provide royalties and product opportunities.

         In January 1997, the Company concluded a broad-based agreement with Roche Holding Ltd. of Basel, Switzerland ("Roche") (See Notes 12 and 15). As part of the agreement, Roche purchased 200,000 shares of Common Class A Stock for $3.5 million. In addition, the agreement included cash payments of $3 million made in January 1997 and 1998, respectively, and one additional payment to be received in January 1999, unless regulatory approval of a potential follow-on product in the same therapeutic area is received prior to that date. Such payments have been included in revenue, and the last payment will be similarly treated when received. Upon marketing, KV would receive royalties on sales of the follow-on product.

         The Company's cash and cash equivalents on hand at year-end were $18.2 million. The Company had in place at March 31, 1998, an unsecured credit facility aggregating $20 million with LaSalle National Bank. As of March 31, 1998, the Company had no cash borrowings, however, $2.2 million of open letters of credit were issued under the facility. The Company's capital equipment commitments at year-end totaled approximately $1.1 million.

         Although the Company generally has been able to pass along to its customers at least a portion of cost increases in labor, manufacturing and raw materials under its agreements, in certain instances no increases have been effected due to market conditions. It is not meaningful to compare changing prices over the past three years because the products, product formulas, product mix and sources of raw materials have varied substantially.

         The Company expects to continue a relatively high level of expenditures and investment for research, clinical and regulatory efforts relating to the development and commercialization of proprietary new products and advanced technology products and their approval for marketing.

         The Company believes funds generated from operating activities and existing cash, together with the funds available under its credit facility and funds provided from licensing agreements will be adequate to fund the Company's short term needs.

         (d) New Accounting Standards

         In 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share". SFAS No. 128 replaced the previously reported primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods have been presented, and where necessary, restated to conform to the SFAS No. 128 requirements.

         In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income", which requires the reporting of comprehensive income and its components in the 1998 financial statements. Comprehensive income is defined as the change in equity from transactions and other events and circumstances from non-owner sources, and excludes investments by and distributions to owners. Comprehensive income includes net income and other items of comprehensive income meeting the above criteria. There is no impact on the Company's financial statements due to the issuance of this statement.

         In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 is effective for fiscal years beginning after December 15, 1997 and requires reporting about operating segments, products and services, geographic areas and major customers. Its objective is to provide information about the different types of business activities and economic environments in which businesses operate. The first disclosures will be required in the Company's 1999 Annual Report. The Company does not expect substantial changes in its definition of segments.

         In February 1998, the FASB issued SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits," which standardizes the disclosure requirements for pensions and other postretirement benefits and requires additional information on changes in the benefit obligations and fair values of plan assets that will facilitate financial analysis. SFAS No. 132 is effective for years beginning after December 15, 1997, and requires comparative information for earlier years to be restated, unless such information is not readily available. The Company has no pensions or postretirement benefit plans in place at this time. There is no impact on the Company's financial statements due to the issuance of this statement.

Item 8.   Financial Statements and Supplementary Data.

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


To the Board of Directors and Shareholders of KV Pharmaceutical Company:

         We have audited the consolidated balance sheets of KV Pharmaceutical Company and Subsidiaries as of March 31, 1998 and 1997, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended March 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of KV Pharmaceutical Company and Subsidiaries as of March 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 1998, in conformity with generally accepted accounting principles.

BDO SEIDMAN, LLP
St. Louis, Missouri


May 21, 1998

                   KV PHARMACEUTICAL COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             March 31, 1998 and 1997

ASSETS                                               1998               1997
------                                               ----               ----
Current Assets:
Cash and cash equivalents                      $  18,157,595          7,627,523
Receivables, less allowance for
  doubtful accounts of $332,244 and
  $129,054 in 1998 and 1997, respectively         15,304,340          8,579,598
Inventories                                       15,606,037         12,785,588
Deferred income taxes                              2,949,434            890,000
Prepaid and other current assets                     541,989            340,193
                                              ---------------    ---------------
  Total Current Assets                            52,559,395         30,222,902
                                              ---------------    ---------------
Net property and equipment                        12,436,533          8,117,809
                                              ---------------    ---------------
Goodwill and other assets                          3,364,899          3,021,009
                                              ===============    ===============
TOTAL ASSETS                                   $  68,360,827      $  41,361,720
                                              ===============    ===============
LIABILITIES
Current Liabilities:
Accounts payable                              $    4,280,492     $    2,045,048
Accrued liabilities                               12,317,432          2,809,571
Current maturities of long-term debt                 558,333            351,316
                                              ---------------    ---------------
  Total Current Liabilities                       17,156,257          5,205,935

Long-term debt                                     4,902,222          2,158,025
Deferred income taxes                                535,000                  -
Other long-term liabilities                        1,603,131            913,319
                                              ---------------    ---------------
TOTAL LIABILITIES                                 24,196,610          8,277,279
                                              ---------------    ---------------
Commitments and Contingencies

SHAREHOLDERS' EQUITY
Preferred Stock, $.01 par value;
  $25.00 stated and liquidation  value;
  840,000 shares authorized; issued
  and outstanding - 241,000 shares in
  1998 and 1997                                          2,410            2,410

Class A and Class B Common  Stock,
  $.01 par  value;  60,000,000  shares of each
  authorized; Class A-issued 11,760,078 and
  11,576,231 in 1998 and 1997                          117,601          116,376
  Class B-issued 6,442,914 and 6,564,855 in
  1998 and 1997                                         64,429           65,242

Additional paid-in capital                          34,042,044       33,844,685
Retained earnings (deficit)                          9,992,686         (889,319)
Less:  Treasury Stock, 35,619 shares each of
  Class A and Class B Common Stock, at cost            (54,953)         (54,953)
                                                 ---------------  --------------
TOTAL SHAREHOLDERS' EQUITY                          44,164,217       33,084,441
                                                 --------------   --------------
TOTAL LIABILITIES AND SHAREHOLDERS'
EQUITY                                           $  68,360,827    $  41,361,720
                                                 ==============   ==============


See Accompanying Notes to Consolidated Financial Statements

                   KV PHARMACEUTICAL COMPANY AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME

                              For the Years Ended March 31, 1998, 1997 and 1996

                                         1998           1997           1996
                                     ------------  -------------   ------------
  Net Revenues                      $  98,486,060  $ 57,890,678    $ 49,729,046

Costs and Expenses:

     Manufacturing costs               56,482,539    29,478,372      26,259,638
     Research and development           5,751,995     4,835,478       4,559,360
     Selling and administrative        19,104,051    13,817,802      12,748,726
     Amortization of intangible
       assets                             254,261       187,758         710,647
                                    -------------    ----------   --------------
Total costs and expenses               81,592,846    48,319,410      44,278,371
                                    -------------     ---------   --------------
Operating income                       16,893,214     9,571,268       5,450,675
                                    -------------    ----------   --------------
  Other income (expense):
       Interest expense                  (452,262)     (411,237)     (1,377,604)
      Interest and other income           550,186       146,481          59,589
                                    -------------    -----------    ------------
Total other income (expense)               97,924      (264,756)     (1,318,015)
                                    -------------   ------------   -------------

Income before income tax               16,991,138     9,306,512       4,132,660
Provision for income taxes              5,687,382       383,000          90,000
                                    -------------   -----------    -------------
Net Income                          $  11,303,756    $ 8,923,512   $  4,042,660
                                     ============   ============   ============

Net Income per Common Share-Basic
    (after deducting preferred
    dividends of $421,751 in 1998,
    1997 and 1996)                  $       0.60     $     0.48    $       0.21
                                    ============     ==========    ============
Net Income per Common
    Share-Diluted                   $       0.58     $     0.47    $       0.21
                                    ============     ==========    ============


See Accompanying Notes to Consolidated Financial Statements

                   KV PHARMACEUTICAL COMPANY AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                For the Years Ended March 31, 1998, 1997 and 1996

                                                      Class A      Class B     Additional     Retained                      Total
                                        Preferred      Common      Common       Paid-In       Earnings      Treasury   Shareholders'
                                          Stock        Stock        Stock        Capital      (Deficit)       Stock        Equity
                                        ----------   ----------    ---------  -----------   ------------    ----------  ------------
Balance at March 31, 1995                  $2,410      $67,629      $47,187   $23,706,723  $(13,794,814)     $(54,953)    $9,974,182
Stock Options issued                            -            -            -     5,000,000             -            -       5,000,000
Stock Options exercised,
  194,242 shares of Class A                     -        1,943            -       772,107             -            -         774,050
  192,122 shares of Class B                     -            -        1,922       757,096             -            -         759,018
Conversion of 163,475 shares of
  Class B shares to Class A
  shares                                        -        1,635       (1,635)            -             -            -              -

Net Income for 1996                             -            -            -             -     4,042,660            -       4,042,660
                                       -----------     -------     ---------   ----------    -----------      ---------   ----------
Balance at March 31, 1996                   2,410       71,207       47,474    30,235,926    (9,752,154)       (54,953)   20,549,910
Sale of 200,000 Class A shares                  -        2,000            -     3,498,000             -             -      3,500,000
Stock Options issued as
  compensation                                  -            -            -       114,300             -             -        114,300
Stock Options exercised,
  13,125 shares of Class A                      -          130            -        50,188             -             -         50,318
  13,195 shares of Class B                      -            -          130        51,708             -             -         51,838
     Less 177 shares of each class
       repurchased
Conversion of 383,925 shares of
  Class B shares to Class A shares              -        3,838       (3,838)             -            -             -             -
Dividends paid on preferred stock               -            -            -       (105,437)           -             -      (105,437)
Net income for 1997                             -            -            -             -     8,923,512             -      8,923,512
                                       ----------      -------     ---------    -----------  ----------    ----------    -----------
Balance at March 31, 1997                   2,410       77,175       43,766     33,844,685    (828,642)       (54,953)    33,084,441
Stock Options exercised,
     24,165 shares of Class A                   -          240            -        127,930            -            -         128,170
     17,206 shares of Class B                   -            -          172         69,429            -            -          69,601
Conversion of 98,500 shares of                                                                                                    -
     Class B shares to Class A
       shares                                   -          985         (985)             -            -            -              -
Dividends paid on preferred stock               -            -            -              -    (421,751)            -       (421,751)
Net income for 1998                             -            -            -              -   11,303,756            -      11,303,756
Three for two stock split effected
     in the form of a
     50% stock dividend                         -       39,201       21,476             -      (60,677)            -              -
                                       -----------    --------     ---------   -----------   ----------     ----------   -----------
Balance at March 31, 1998                  $2,410     $117,601      $64,429    $34,042,044   $9,992,686      $(54,953)   $44,164,217
                                       ==========     ========      =======    ===========   ==========     ==========   ===========

See Accompanying Notes to Consolidated Financial Statements


                   KV PHARMACEUTICAL COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                For the Years Ended March 31, 1998, 1997 and 1996

                                                           1998                 1997                1996
                                                           ----                 ----                ----
OPERATING ACTIVITIES
Net Income                                               $11,303,756        $  8,923,512        $  4,042,660
Adjustments to reconcile net income
  to net cash provided by operating activities:
  Depreciation, amortization and other
    non-cash charges                                       1,887,997           1,594,300           2,098,622
  Stock options issued as compensation                            -              114,300                   -

Changes in operating assets and liabilities:
  Increase in receivables                                (6,724,742)         (1,298,139)           (440,836)
  Increase in inventories and other current
    assets                                               (5,081,678)         (5,336,261)         (1,820,982)
  Increase (decrease)  in accounts payable and
    accrued liabilities                                  11,743,305           1,620,848            (799,676)
  Increase (decrease) other                               1,224,811               2,089              (7,861)
                                                        -----------          ----------          ------------
NET CASH PROVIDED BY OPERATING
ACTIVITIES                                               14,353,449           5,620,649           3,071,927
                                                        ------------         -----------         ------------
INVESTING ACTIVITIES
  Purchase of property and equipment, net                (2,452,459)         (1,903,134)           (841,318)
  Decrease in deferred improved drug entities                     -                   -           2,450,241
  Other                                                    (598,153)           (880,577)           (457,006)
                                                        ------------         -----------         -----------
NET CASH (USED IN) PROVIDED BY INVESTING
 ACTIVITIES                                               (3,050,612)         (2,783,711)         1,151,917
                                                        -------------        ------------        -----------

FINANCING ACTIVITIES
  Proceeds from credit facilities                                 -                   -          28,311,372
  Repayment of credit facilities                                  -                   -         (34,130,635)
  Proceeds from term loan facility                                -                   -           6,820,189
  Principal payments on long-term debt                     (548,785)           (744,203)        (10,795,482)
  Proceeds from sale of Common Stock                                          3,500,000                   -
  Dividends paid on Preferred Stock                        (421,751)           (105,437)                  -
   Exercise of Common Stock options                          197,771             102,156          1,533,068
   Proceeds from sale of stock options                            -                   -           5,000,000
                                                        ------------          -----------      ------------
NET CASH (USED IN) PROVIDED BY FINANCING
ACTIVITIES                                                  (772,765)          2,752,516         (3,261,488)
                                                        -------------         ----------       -------------

INCREASE IN CASH AND CASH EQUIVALENTS                     10,530,072           5,589,454            962,356

CASH AND CASH EQUIVALENTS AT:
 BEGINNING OF YEAR                                         7,627,523           2,038,069          1,075,713
                                                        ------------          ----------         ----------
 END OF YEAR                                             $18,157,595        $  7,627,523       $  2,038,069
                                                        ============        ============       ============

Non-cash investing and financing activities:
   Portion of building acquired through proceeds
     from a term loan                                    $ 3,500,000


See Accompanying Notes to Consolidated Financial Statements


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       Summary of Significant Accounting Policies

         Principles of Consolidation

         The consolidated financial statements include the accounts of KV Pharmaceutical Company (the "Company") and its wholly-owned subsidiaries. All material intercompany accounts and transactions have been eliminated in consolidation.

         Cash Equivalents

         Cash equivalents consist of highly liquid instruments that have an original maturity of three months or less. Cash equivalents consist primarily of government backed securities aggregating $10,000,000 at March 31, 1998 and $0 at March 31, 1997.

         Inventories

         Inventories are stated at the lower of cost or market, with the cost determined on the first-in, first-out (FIFO) basis.

         Property and Equipment

         Property and equipment are stated at cost. Depreciation is computed over the estimated useful lives using the straight line method.

         Goodwill and Other Assets

         The excess of cost of investment over the fair value of net assets of the subsidiaries at the time of acquisition is being amortized on a straight line basis over 40 years. All other deferred charges are being amortized over periods varying from 5 to 17 years on a straight line basis. Management reviews intangible assets for possible impairment if there is a significant event that detrimentally effects operations. Impairment is measured using estimates of non-discounted future earnings potential of the entity or assets acquired.

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

         Earnings Per Share

         Basic earnings per share is calculated by dividing net income for the period by the weighted average number of shares of Common Stock outstanding during the period. The assumed exercise of stock options and warrants is included in the calculation of diluted earnings per share.

         Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share," was adopted in fiscal 1998 with all prior-period earnings per share data restated. The statement requires dual presentation of basic earnings per share and diluted earnings per share on the Consolidated Statements of Income and other computational changes. The adoption of SFAS No. 128 did not have a material effect on previously reported earnings per share.

         Income Taxes

         Income taxes are accounted for under the asset and liability method, in which deferred income taxes are recognized as a result of temporary differences between the financial reporting basis and tax basis of the assets and liabilities.

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

         Stock-Based Compensation

         The Company grants stock options for a fixed number of shares to employees with an exercise price greater than or equal to the fair value of the shares at the date of grant. The Company accounts for stock option grants in accordance with Accounting Principles Board Opinion No. 25 ("APB Opinion No. 25"), "Accounting for Stock Issued to Employees". That Opinion requires that compensation cost related to fixed stock option plans be recognized only to the extent that the fair value of the shares at the grant date exceeds the exercise price. Accordingly, the Company recognizes no compensation expense for its stock option grants.

         In October 1995, the Financial Accounting Standards Board, ("FASB") issued SFAS No. 123, "Accounting for Stock-Based Compensation". SFAS No. 123 allows companies to continue to account for their stock option plans in accordance with APB Opinion No. 25, but encourages the adoption of a new accounting method based on the estimated fair value of employee stock options. Pro forma net income and income per share, determined as if the Company had applied the new method, are disclosed within Note 10.

         Fair Value of Financial Instruments

         The carrying amounts of all short-term asset and liability financial instruments are reasonable estimates of their fair value because of the short maturity of these items. The carrying amount of all long term financial instruments approximates their fair value because their terms are similar to those which can be obtained for similar financial instruments in the current marketplace.

         New Accounting Pronouncements

         In June 1997, the FASB issued SFAS No. 130, which requires the reporting of comprehensive income and its components in the 1998 financial statements. Comprehensive income is defined as the change in equity from transactions and other events and circumstances from non-owner sources, and excludes investments by and distributions to owners. Comprehensive income includes net income and other items of comprehensive income meeting the above criteria. There is no impact on the Company's financial statements due to the issuance of this statement.

         In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which requires reporting about operating segments, products and services, geographic areas and major customers. Its objective is to provide information about the different types of business activities and economic environments in which businesses operate. The first disclosures will be required in the Company's 1999 Annual Report. The Company does not expect substantial changes in its definition of segments.

         In February 1998, the FASB issued SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits," which standardizes the disclosure requirements for pensions and other postretirement benefits and requires additional information on changes in the benefit obligations and fair values of plan assets that will facilitate financial analysis. SFAS No. 132 is effective for years beginning after December 15, 1997 and requires comparative information for earlier years to be restated, unless such information is not readily available. The Company has no pension or postretirement benefit plans in place at this time. There is no impact on the Company's financial statements due to the issuance of this statement.

         Reclassifications

         Certain amounts from the prior years' financial statements have been reclassified to conform to the current year presentation.

2.       Nature of Operations

         The Company and its subsidiaries develop, manufacture and market technology-distinguished pharmaceuticals and pharmaceutical compounds. Prescription pharmaceuticals are sold primarily to domestic wholesalers, drugstore chains, distributors and independent pharmacies nationwide. Contract manufactured products and pharmaceutical compounds are sold to major domestic drug, nutritional and food companies.

         Sales to a single company aggregated 12% and 15% for the years ended March 31, 1998 and 1997, respectively. In addition, the balance due from this company represented approximately 18% and 23% of consolidated accounts receivable as of March 31, 1998 and 1997, respectively. No single customer accounted for 10% or more of consolidated revenues in fiscal 1996.

         The Company extends unsecured credit to its customers.

3.       Inventories

         Inventories as of March 31, consist of:

                                            1998                   1997
                                            ----                   ----
      Finished goods                      $ 8,954,290          $  6,941,864
      Work-in-process                       1,883,395             1,645,879
      Raw materials                         5,130,103             4,494,167
                                          -----------         -------------
                                           15,967,788            13,081,910
      Reserves for obsolescence              (361,751)             (296,322)
                                          ------------       --------------
                                          $15,606,037           $12,785,588
                                          ===========           ===========

4.     Property and Equipment

Property and equipment as of March 31, consist of:

                                                     1998                 1997
                                                     ----                 ----
 Land and improvements                         $  1,490,567        $    499,567
 Building and building improvements               6,860,735           3,482,812
 Machinery and equipment                         13,267,562          11,792,688
 Office furniture and equipment                   3,323,955           3,403,378
 Leasehold improvements                           2,526,950           2,363,555
 Construction-in-progress (estimated
 costs to complete at
 March 31, 1998 - $1,090,000)                       600,618           1,114,837
                                                 ----------         -----------
                                                 28,070,387          22,656,837
 Less accumulated depreciation and
   amortization
                                                 15,633,854          14,539,028
                                                 ----------         -----------
 Net property and equipment                     $12,436,533      $    8,117,809
                                                ===========      ==============

         Depreciation and amortization of property and equipment was $1,633,736, $1,406,542 and $1,390,790 for 1998, 1997 and 1996, respectively.

5.       Goodwill and Other Assets

         Goodwill and other assets as of March 31, consist of:

                                                       1998               1997
                                                       ----               ----
        Goodwill                                  $2,138,561         $2,138,561
        Financing charges                            586,656            370,934
         cash surrender value of
         life insurance and split-dollar
         life insurance                              850,989            759,624
        Trademarks and patents                       865,206            749,018
        Deposits                                     446,807            448,899
        Other                                        351,200            189,735
                                                  ----------          ---------
                                                   5,239,419          4,656,771
        Less accumulated amortization              1,874,520          1,635,762
                                                  ----------          ---------
           Net goodwill and other assets          $3,364,899         $3,021,009
                                                  ==========         ==========

         Amortization of goodwill is being charged to operations at $55,404 per year. Amortization of all other deferred charges was $198,857, $132,354 and $655,244 for 1998, 1997 and 1996, respectively.

6.        Accrued Liabilities

         Accrued liabilities as of March 31, consist of:

                                              1998                   1997
                                              ----                   ----
  Salaries, wages, incentives
     and benefits                         $2,214,662           $ 1,522,951
  Interest                                    72,999                85,777
  Income taxes                             2,884,522               476,000
  Professional fees                          875,891               273,464
  Revenue sharing                          4,911,634                     -
  Other                                    1,357,724               451,379
                                           ---------               -------
                                         $12,317,432           $ 2,809,571
                                         ===========           ===========

7.       Long-Term Debt

         Long-term debt as of March 31, consists of:

                                              1998                   1997
                                              ----                   ----
Industrial revenue bonds                  $2,155,000            $2,480,000
Building mortgage                          3,305,555                     -
Capital lease                                      -                29,341
                                          ----------            ----------
                                           5,460,555             2,509,341
Less current portion                         558,333               351,316
                                          ----------            ----------
Long-term debt                            $4,902,222            $2,158,025
                                          ==========            ==========

         The industrial revenue bonds, which bear interest at 7.35% per annum, mature serially through 2004 and are collateralized by certain property and equipment, as well as through a letter of credit.

         The building mortgage bears interest at 8.53% with monthly principal payments of $19,444 plus interest through May 30, 2002, with a final payment of the remaining principal balance outstanding plus accrued and unpaid interest due on June 18, 2002.

         The aggregate maturities of long-term debt as of March 31, 1998 are as follows:

                    1999                                $558,333
                    2000                                 558,333
                    2001                                 558,333
                    2002                                 558,332
                    2003                               2,697,224
                    Later Years                          530,000
                                                      ----------
                                                      $5,460,555
                                                      ==========

         The Company paid interest of $465,040, $482,471, and $1,352,823 during the years ended March 31, 1998, 1997 and 1996, respectively.

8.       Commitments and Contingencies

         Leases

         The Company has non-cancelable commitments for rental of office space, plant and warehouse facilities, transportation equipment and other personal property under operating leases. Future minimum lease commitments under all non-cancelable operating leases are as follows:

                1999                                $1,111,919
                2000                                 1,024,129
                2001                                   994,692
                2002                                   989,856
                2003                                   905,643
                Later Years                          1,012,937
                                                     ---------
                                                    $6,039,176
                                                    ==========

         Total rent expense for the years ended March 31, 1998, 1997 and 1996 was $1,076,628, $1,189,349 and $1,229,881, respectively.

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

         Employment Agreements

         The Company has employment agreements with certain officers and key employees which extend for one to five years. These agreements provide for base levels of compensation and, in certain instances, also provide for incentive bonuses and separation benefits. Also, the agreement with one officer contains provisions for partial salary continuation under certain conditions contingent upon noncompete restrictions and providing consulting services to the Company as specified in the agreement. The Company expensed $839,812, $152,089 and $142,139 under this agreement in 1998, 1997 and 1996, respectively.

         Credit Facility

         As of March 31, 1998, the Company had a loan agreement expiring June 18, 2000 with LaSalle National Bank. The agreement provides for a revolving line of credit for borrowing up to $20,000,000. The credit facility is unsecured and interest is charged at the prime rate. As of March 31, 1998, the Company had no cash borrowing, however, $2,248,202 in an open letter of credit was issued under this facility. The agreement includes covenants that impose minimum levels of tangible net worth and earnings before interest, taxes, depreciation and amortization, set a maximum leverage ratio, and limit capital expenditures and dividend payments.

9.       Income Taxes

         The fiscal 1998 provision was based on the estimated federal and state taxable income using statutory rates, as well as utilization of the Company's general business credit carry forwards generated in prior years, while the fiscal 1997 provision was based on an estimate of state taxable income using statutory rates. No loss carryforwards were available for fiscal 1998. For fiscal 1996, $90,000 provision for income taxes was required due to the effect of the alternative minimum tax.

         The reasons for the differences between the provision for income taxes and the expected federal income taxes at the statutory rate are as follows:

                                      1998               1997           1996
                                      ----               ----           ----
  Computed income tax expense
      at statutory rate            $5,947,000       $3,164,000      $1,536,211
  Change in valuation allowance    (1,568,000)      (3,392,000)     (1,596,200)
  Alternative minimum tax                   -                -          90,000
  State income taxes, less
      federal income tax benefit      696,000          383,000               -
  Other                               612,000          228,000          59,989
                                  -----------      -----------   -------------
  Provision for income taxes      $ 5,687,000      $   383,000    $     90,000
                                  ===========      ===========    ============

         As of March 31, 1998, and 1997, the tax effect of temporary differences between the tax basis of assets and liabilities and their financial reporting amount are as follows:

                                             1998                  1998                 1997                  1997
                                           Current             Non-Current            Current             Non-Current

Fixed asset basis differences               $        -         $(1,136,000)      $             -           $(1,132,000)
Reserve for inventory and receivables        2,506,000                   -             1,003,000                     -
Vacation pay reserve                           381,000                   -               250,500                     -
Deferred compensation                                -             601,000                     -               290,000
Research and development credit                      -                   -                     -               958,000
Minimum tax credit                                   -                   -                     -               963,000
Other                                           62,000                   -               125,500                     -
                                          ------------          ----------          ------------            ----------
Gross deferred tax asset (liability)         2,949,000            (535,000)            1,379,000             1,079,000
Valuation allowance                                  -                   -              (489,000)           (1,079,000)
                                          ------------          ----------          ------------          ------------
   Net deferred taxes                     $  2,949,000         $  (535,000)       $      890,000                     -
                                          ============         ===========        ==============          $===========



         The components of deferred taxes are as follows as of March 31, 1998 and 1997:

                                            1998                      1997
                                            ----                      ----
   Deferred tax liability                 $(1,136,000)              $(1,132,000)
   Deferred tax asset                       3,550,000                 3,590,000
   Valuation allowance                              -                (1,568,000)
                                         -------------                ----------
                                          $ 2,414,000              $    890,000
                                         ============               ============

         The Company paid income taxes of $4,754,088, $846,000 and $90,000 during the years ended March 31, 1998, 1997 and 1996, respectively.

10.      Employee Benefits

         Stock Option Plan

         The Company established the KV Pharmaceutical Company Incentive Stock Option Plan for key employees and reserved 2,947,500 shares of Common Stock for such plan. Under the plan, the Stock Option Committee may grant stock options to key employees at not less than one hundred percent (100%) of the fair market value of the Company's Common Stock at the date of grant. The durations and exercisability of the grants vary over a period of up to ten years from the date of grant. During 1998, the Company granted options for 523,500 shares, but had 47,820 shares forfeited. As of March 31, 1998, options with remaining contractual lives of up to ten years to purchase 1,655,754 shares at the fair market value at the grant date were outstanding, 926,826 of which were exercisable.

         The following summary shows the transactions for the fiscal years 1998, 1997 and 1996 under option arrangements (as restated, see Note 12):

                                      Options  Outstanding                Options  Exercisable
                                      --------------------                --------------------
                                                     Average                              Average
                                     No. of         Price Per           No. of           Price Per
                                     Shares           Share             Shares             Share
                                     -------        ---------           -------          ---------
Balance, March 31, 1995            1,019,574           3.28            748,871             2.90
Options granted                      359,738           4.86                  -                -
Options becoming exercisable               -              -            129,899             4.50
Options exercised                   (579,546)          2.65           (579,546)            2.65
Options canceled                     (36,048)          4.23            (16,160)            3.11
                                     -------                           -------
Balance, March 31, 1996              763,718           4.47            283,064             4.17
Options granted                      587,898           8.00                  -                -
Options becoming exercisable               -              -            308,294             7.06
Options exercised                    (39,660)          2.61            (39,660)            2.61
Options canceled                     (69,825)          5.44            (38,213)            5.26
                                     -------                           -------
Balance, March 31, 1997            1,242,131           6.14            513,485             5.94
Options granted                      523,500          11.59                  -                -
Options becoming exercisable               -              -            483,750             9.85
Options exercised                    (62,057)          3.21            (62,057)            3.21
Options canceled                     (47,820)          8.95             (8,352)            7.56
                                     -------                            ------
Balance, March 31, 1998            1,655,754           7.89            926,826             8.15
                                   =========                           =======

         As discussed in the Summary of Accounting Policies, the Company applies APB Opinion No. 25 and related interpretations in accounting for this plan. Accordingly, no compensation cost has been recognized for its incentive stock option plan.

         The weighted-average grant date fair value per share of stock options granted during the year was $9.17 for A options, $5.29 for B options, $5.23 for A options, $4.02 for B options, $2.79 for A options and $1.78 for B options in 1998, 1997 and 1996 respectively. The weighted-average significant assumptions used to determine those values using the Black-Scholes option pricing model for 1998, 1997 and 1996, respectively, were: volatility of .6700, .6212 and .4972; dividend yield of 0% in all three years; risk-free interest rate of return of 6.3%, 6.6% and 6.0%; expected option lives of 3, 5 or 10 years.

         The  following  table  summarizes   information   about  stock  options
outstanding at March 31, 1998:

                                  Options  Outstanding                                     Options  Exercisable
                                  --------------------                                     --------------------
       Range of              Number       Weighted Average         Weighted               Number         Weighted
       Exercise           Outstanding          Life               Average              Exercisable       Average
        Prices             at 3/31/98       Remaining           Exercise Price          at 3/31/98      Exercise Price
-----------------------   -----------      ---------------      --------------         ------------     --------------
    $1.84 to $3.00          72,372           3 Years                $2.23                  47,900          $2.23
    $3.01 to $6.00         537,494           4 Years                $4.86                 278,997          $4.83
    $6.01 to $9.00         521,132           6 Years                $8.04                 268,298          $8.16
   $9.01 to $12.00         465,543           4 Years               $11.28                 325,743         $11.75
   $12.01 to $15.01         59,213          10 Years               $14.03                   5,888         $14.04
                            ------                                                         ------
                         1,655,754                                                        926,826
                         =========                                                        =======

         The fair market value of options granted during the years ended March 31, 1998, 1997, and 1996 was $3,286,000, $1,754,000 and $467,000, respectively.

         The pro-forma effect on earnings for the year ended March 31, 1998, 1997 and 1996 of the method consistent with SFAS No. 123 would be to reduce reported net income by approximately $2.2 million, $1.7 million and $.4 million respectively, to approximately $9.1 million, $7.2 million and $3.6 million.

         The pro-forma effect on fully diluted earnings per share for the years ended March 31, 1998, 1997 and 1996 of this method would be to reduce net income per share by $.12 per share, $.09 per share and $.03 per share, respectively, to $.46 per share, $.38 per share and $.18 per share.

         Profit Sharing Plan

         The Company has a qualified trustee profit sharing plan (the "Plan") covering substantially all non-union employees. The Company's annual contribution to the Plan, as determined by the Board of Directors, is discretionary and was $100,000 for fiscal 1998. The profit sharing contribution for fiscal 1997 was $50,000. No contributions were made for fiscal 1996. The Plan includes features as described under Section 401(k) of the Internal Revenue Code.

         The Plan was amended as of April 1, 1997, to change the Company's contributions to the 401(k) investment funds to fifty percent (50%) of the first 7% of the salary contributed by each participant. Contributions to the 401(k) investment funds of approximately $222,000, $78,000 and $71,000 were made in 1998, 1997 and 1996, respectively.

         Contributions are also made to multi-employer defined benefit plans administered by labor unions for certain union employees. Amounts charged to pension expense and contributed to these plans were $79,560, $63,770 and $59,032 in 1998, 1997 and 1996, respectively.

         Health and Medical Insurance Plan

         The Company contributes to health and medical insurance programs for its non-union and union employees. For non-union employees, the Company self insures the first $50,000 of each employee's covered medical claims. The Company has recorded $125,000 of accrued health insurance expense reserves as of March 31, 1998 and 1997, respectively and $90,000 as of March 31, 1996 for claims incurred but not reported claims. For union employees, the Company participates in a fully funded insurance plan sponsored by the union. Expenses related to both plans charged to operations were approximately $1,180,000, $1,200,000, and $1,058,000 in fiscal 1998, 1997 and 1996, respectively.

11.      Related Party Transactions

         A director of the Company is associated with a law firm that rendered various legal services to the Company. The Company paid the firm approximately $239,000, $257,000 and $243,000 during the years ended March 31, 1998, 1997 and
1996, respectively.

         In addition, the Company currently leases certain real property from an affiliated partnership of another director of the Company. Lease payments made for this property during the years ended March 31, 1998, 1997 and 1996 totaled $237,164, $231,885 and $222,910, respectively.

12.      Equity Transactions

         As of March 31, 1998, the Company has outstanding 241,000 shares of 7% Cumulative Convertible Preferred Stock (par value $.01 per share) at a stated value of $25 per share. The Preferred Stock is non-voting with dividends payable quarterly. The Preferred Stock is redeemable at its stated value. Each share of Preferred Stock is convertible into Class A Common Stock at a conversion price of $6.67 per share. The Preferred Stock has a liquidation preference of $25 per share plus all accrued but unpaid dividends prior to any liquidation distributions to holders of Class A or Class B Common Stock. Undeclared and unaccrued cumulative preferred dividends at both March 31, 1998 and 1997 were $2,203,644.

         Holders of Class A Common Stock are entitled to receive dividends per share equal to 120% of the dividends per share paid on the Class B Common Stock and have one-twentieth vote per share in the election of directors and one vote per share on other matters. No dividends may be paid on Class A or Class B Common Stock unless all dividends on the Convertible Preferred Stock have been declared and paid.

         Under the terms of the Company's current loan agreement (see Note 8), the Company has limitations on paying dividends, except in stock, on its Class A and B Common Stock. Payment of dividends may also be restricted under Delaware Corporation law.

         In connection with an agreement entered into in January 1996, (see Note
15), the Company received $5,000,000 for the sale of Class A Common Stock options exercisable through September 29, 1998. At March 31, 1998, all options had expired except an option valued at $1,300,000 to purchase Class A Common Stock at a minimum price of $33.33 per share exercisable for a 30 day period ending September 29, 1998. The actual exercise price and number of shares of Class A Common Stock to be purchased are dependent on the fair market value of the stock for a ten-day period prior to exercise.

         In connection with an agreement  entered into in January 1997 (see Note
15), the Company sold 200,000 shares of Class A Common Stock (par value $.01 per share) in March of 1997 with proceeds aggregating $3,500,000.

         On March 23, 1998, the Company's Board of Directors declared a three-for-two stock split in the form of a 50% stock dividend of the Company's Common Stock to shareholders of record on April 3, 1998, payable on April 17, 1998. Common Stock was credited and retained earnings was charged for the aggregate par value of the shares issued. The stated par value of each share was not changed from $.01.

         All per share data in this report has been restated to reflect the aforementioned three-for-two stock split in the form of a 50% stock dividend.

13.      Earnings Per Share

         The following table sets forth the computation of basic and diluted earnings per share:

                                                   1998                1997                1996
                                                   ----                ----                ----
Numerator:
Net income                                    $11,303,756       $  8,923,512           $ 4,042,660

Preferred Stock dividends                        (421,751)          (421,751)             (421,751)
                                              ------------     --------------          ------------
Numerator for basic earnings per
   share--income available to common
   shareholders                                10,882,005          8,501,761             3,620,909

Effect of dilutive securities:
   Preferred Stock dividends                      421,751            421,751                     -
                                              -----------      -------------         --------------
Numerator for diluted earnings per
   share-income available to
   common shareholders after
   assumed conversions                        $11,303,756       $  8,923,512          $  3,620,909

Denominator:
Denominator for basic earnings per
   share--weighted-average shares              18,093,896         17,758,992            17,282,826

Effect of dilutive securities:
   Employee stock options                         642,912            359,055               214,361
   Convertible Preferred Stock                    903,750            903,750                     -
                                              -----------      -------------         -------------
Dilutive potential Common Shares                1,546,662          1,262,805               214,361

Denominator for diluted earnings
      per share--adjusted weighted-average
      shares and assumed conversions           19,640,558         19,021,797            17,497,187
                                               ==========         ==========            ==========
Basic Earnings per Share (1):                       $0.60              $0.48                 $0.21
                                                    =====              =====                 =====
Diluted Earnings per Share (1), (2):                $0.58              $0.47                 $0.21
                                                    =====              =====                 =====


(1) The two-class method for Class A and Class B Common Stock is not presented because the earnings per share are equivalent to the if converted method since dividends were not declared or paid and each class of common stock has equal ownership of the Company.

(2) The options to purchase Class A Common Stock sold in connection with an agreement entered into in January 1996 (see Note 12) are not included in the computation of diluted EPS because the options' minimum exercise price was greater than the average market price of the Class A Common shares.

14.      Litigation

         In April 1995, the Company entered into a plea agreement with the U.S. Department of Justice in which the Company agreed to plead guilty to certain misdemeanor violations and to pay a fine of $500,000 and cost reimbursements of $100,000, payable in eight semi-annual, interest-free installments of $75,000 beginning in July 1995. The costs associated with the agreement were recorded in the Company's statement of income for fiscal year ended March 31, 1995.

         From time to time, the Company becomes involved in various legal matters which it considers to be in the ordinary course of business. While the Company is not presently able to determine the potential liability, if any, related to such matters, the Company believes none of the matters, individually or in the aggregate, will have a material adverse effect on its financial position.

15.     Agreements

         In January 1996, the Company received $5,000,000 ($1,700,000 of which was allocated to licensing revenues, with the remaining $3,300,000 recorded primarily as a reimbursement of capitalized charges) in consideration for giving a marketing company the right to explore the Company's drug delivery technologies with the possibility of entering into future individual product agreements to replace certain other products, and to provide future royalties and product opportunities. In connection with this agreement, the Company received $5,000,000 for the sale of certain Class A Common Stock options exercisable in various periods through September 1998 (see Note 12).

         In January 1997, the Company concluded a broad-based agreement with Roche Holding, Ltd. of Basel, Switzerland ("Roche"), which provides for the marketing by Roche, or its licensee, of a prescription, one dose cure vaginal antifungal product. The product received FDA approval in February 1997. The agreement also gave KV the right to market the product in North America and the exclusive right to market or license the prescription product in the rest of the world.

         The agreement included cash payments of $3,000,000 made in January 1997 and 1998, respectively, with one additional payment of $3,000,000 to be received in January 1999, unless regulatory approval of a potential follow-on product in the same therapeutic area is received prior to that date. Such payments received have been included in revenue and the last payment will be similarly treated when received. Upon marketing, KV will receive royalties on the sales of the follow-on product. Under the agreement, KV also has the exclusive right to market or license the follow-on product outside of North America.

         Also, as part of the agreement, additional products are to be developed for Roche using KV's proprietary drug delivery technologies. KV would receive manufacturing revenues and royalties at the time the products are marketed under separate agreements for each product.

         As  part  of  a  further   collaboration  under  the  agreement,   KV's
wholly-owned subsidiary, ETHEX Corporation, began marketing two of Roche's brand name products generically under a revenue sharing arrangement in fiscal 1998.

16.       Quarterly Financial Results (Unaudited)

                       ($ in 000's, except per share data)


                                              1st Quarter      2nd Quarter       3rd Quarter      4th Quarter            Year
                                              -----------      -----------       -----------      -----------            ----
FISCAL  1998
Net Sales                                        $18,202           $21,887          $28,434           $29,963          $98,486

Gross Profit                                      $7,984            $9,459          $11,393           $13,167          $42,003

Pretax Income                                     $2,761            $3,556          $ 4,030            $6,644          $16,991

Net Income                                        $1,841            $2,182          $ 2,763            $4,518          $11,304

Earnings Per Share-Basic (a)                      $ 0.10            $ 0.11           $ 0.15            $ 0.24           $ 0.60

Earnings Per Share-Diluted (a)                    $ 0.09            $ 0.11           $ 0.14            $ 0.23           $ 0.58

FISCAL  1997
Net Sales                                        $13,068           $13,094          $14,727           $17,002          $57,891

Gross Profit                                      $5,930            $6,453           $6,546           $ 9,484          $28,413

Pretax Income                                     $1,315            $1,628           $1,837           $ 4,527          $ 9,307

Net Income                                        $1,285            $1,598           $1,807           $ 4,234          $ 8,924

Earnings Per Share-Basic (a)                      $ 0.07            $ 0.08           $ 0.10           $  0.23          $  0.48

Earnings Per Share-Diluted (a)                    $ 0.07            $ 0.08           $ 0.09           $  0.22          $  0.47

Note:

(a) All earnings per share amounts have been restated to reflect a 3 for 2 stock split in the form of a 50% stock dividend, declared by the Board of Directors on March 23, 1998 and distributed April 17, 1998 to shareholders of record as of April 3, 1998.

17.      Industry Segments

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

                                    PART III

Item 10.   Directors and Executive Officers of the Registrant

         The information contained under the caption "INFORMATION CONCERNING NOMINEE AND DIRECTORS CONTINUING IN OFFICE" in the Company's definitive proxy statement to be filed pursuant to Regulation 14(a) for the Company's 1998 Annual Meeting of Shareholders, which involves the election of a director, is incorporated herein by this reference. Also see Item 4(a) of Part I hereof.

Item 11.  Executive Compensation

         The information contained under the captions "EXECUTIVE COMPENSATION" and "INFORMATION AS TO STOCK OPTIONS" in the Company's definitive proxy statement to be filed pursuant to Regulation 14(a) for the Company's 1998 Annual Meeting of Shareholders, which involves the election of directors, is incorporated herein by this reference.

Item 12.   Security Ownership of Certain Beneficial Owners and  Management

         The information contained under the captions "SECURITY OWNERSHIP OF PRINCIPAL HOLDERS AND MANAGEMENT" in the Company's definitive proxy statement to be filed pursuant to Regulation 14(a) for the Company's 1998 Annual Meeting of Shareholders, which involves the election of directors is incorporated herein by this reference.

Item 13.  Certain Relationships and Related Transactions

         The information contained under the caption "TRANSACTIONS WITH ISSUER" in the Company's definitive proxy statement to be filed pursuant to Regulation 14(a) for the Company's 1998 Annual Meeting of Shareholders, which involves the election of directors, is incorporated herein by this reference.

                                     PART IV

Item 14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K


 (a)     1.  Financial Statements:

  The following consolidated financial statements of the Company are included in Part II, Item 8:

  Report of Independent Certified Public Accountants

  Consolidated Balance Sheets as of
  March 31, 1998 and 1997

  Consolidated Statements of Income
  for the Years Ended March 31, 1998, 1997 and 1996

  Consolidated Statements of Shareholders'
  Equity for the Years Ended March 31, 1998,
   1997 and 1996

  Consolidated Statements of Cash Flows
  for the Years Ended March 31, 1998, 1997 and 1996

  Notes to Financial Statements

(a)      2.  Financial Statement Schedule

         The following consolidated financial statement schedule of K-V Pharmaceutical Company and subsidiaries is included in Item 14(d):

         Schedule II - Valuation and Qualifying Accounts

(a)      3.  Exhibits:

         See Exhibit Index

(b)      Reports on Form 8-K:

         No Reports on Form 8-K were filed during the fourth quarter of the Registrant's fiscal year ended
         March 31, 1998.

(c)      Exhibits:

         See Exhibit Index


(d)     Financial Statement Schedules:

                                                   Schedule II
                                        Valuation and Qualifying Accounts
                                           Balance at       Additions charged   Amounts charged       Balance
                                           beginning           to costs and            to              at end
                                            of year              expenses           reserves          of year

Year Ended March 31, 1996:
Allowance for doubtful accounts             $   169,187         $   736,757         $   335,446       $ 570,498
Inventory obsolescence                        1,885,571           1,399,966           3,060,537         225,000
                                              ---------           ---------           ---------        --------
                                              2,054,758           2,136,723           3,395,983         795,498
                                              =========           =========           =========         =======
Year Ended March 31, 1997:
Allowance for doubtful accounts                 570,498             440,911             882,355         129,054
Inventory obsolescence                          225,000           1,180,516           1,109,194         296,322
                                                -------           ---------           ---------         -------
                                                795,498           1,621,427           1,991,549         425,376
                                                =======           =========           =========         =======

Year Ended March 31, 1998:
Allowance for doubtful accounts                 129,054           1,086,961             883,771         332,244
Inventory obsolescence                          296,322           1,363,908           1,298,479         361,751
                                          -------------         -----------        ------------      ----------
                                           $    425,376         $ 2,450,869          $2,182,250       $ 693,995
                                           ============          ==========         ===========       =========


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

                                    KV PHARMACEUTICAL COMPANY


Date:    June 24, 1998              By       /s/  Marc S. Hermelin
                                             ---------------------
                                             Vice Chairman of the Board
                                             (Principal Executive Officer)



Date:    June 24, 1998              By       /s/  Gerald R. Mitchell
                                             -----------------------
                                             Vice President, Finance
                                             (Principal Financial and
                                              Accounting Officer)


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on the dates indicated by the following persons on behalf of the Company and in their capacities as members of the Board of Directors of the Company:



Date:    June 24, 1998              By       /s/  Marc S. Hermelin
                                             ---------------------
                                             Marc S. Hermelin



Date:    June 24, 1998              By       /s/  Victor M. Hermelin
                                             -----------------------
                                             Victor M. Hermelin



Date:    June 24, 1998              By       /s/ Garnet E. Peck, Ph.D.
                                             -------------------------
                                             Garnet E. Peck, Ph.D.



Date:    June 24, 1998              By       /s/  Alan G. Johnson
                                             --------------------
                                             Alan G. Johnson

                                  EXHIBIT INDEX

Exhibit
  No.                 Description
-------               -----------
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

4(c) Loan Agreement dated June 18, 1997 between the Company and its subsidiaries and LaSalle National Bank ("LaSalle"), which was filed as Exhibit 4(i) to the Company's Annual Report on Form 10-K for the year ended March 31, 1997, is incorporated herein by this reference.

4(d) Revolving Note, dated June 18, 1997, by the Company and its subsidiaries in favor of LaSalle, which was filed as Exhibit 4(j) to the Company's Annual Report on Form 10-K for the year ended March 31, 1997, is incorporated herein by this reference.

4(e) Term Note, dated June 24, 1997, by the Company and its subsidiaries in favor of LaSalle, which was filed as Exhibit 4(k) to the Company's Annual Report on Form 10-K for the year ended March 31, 1997, is incorporated herein by this reference.

4(f) Reimbursement Agreement dated as of October 16, 1997, between the Company and LaSalle, filed herewith.

4(g) Deed of Trust and Security Agreement dated as of October 16, 1997, between the Company and LaSalle, filed herewith.

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

10(e)* Consulting Agreement between the Company and Victor M. Hermelin, Chairman of the Board, dated October 30, 1978, as amended October 30, 1982, and Employment Agreement dated February 20, 1974, referred to therein (which was filed as Exhibit 10(m) to the Company's Annual Report on From 10-K for the year ended March 31, 1983) and subsequent Amendments dated as of August 12, 1986, which was filed as Exhibit 10(f) to the Company's Annual Report on Form 10-K for the year ended March 31, 1987, and dated as of September 15, 1987 (which was filed as Exhibit 10(s) to the Company's Annual Report on Form 10-K for the year ended March 31, 1988), and dated October 25, 1988 (which was filed as Exhibit 10(n) to the Company's Annual Report on Form 10-K for the year ended March 31, 1989), and dated October 30, 1989 (which was filed as Exhibit 10(n) to the Company's Annual Report on Form 10-K for the year ended March 31, 1990), and dated October 30, 1990 (which was filed as Exhibit 10(n) to the Company's Annual Report on Form 10-K for the year ended March 31,
          1991),  and dated as of October  30, 1991 (which was filed as
          Exhibit 10(i) to the Company's Annual Report on Form 10-K for the year ended March 31, 1992), are incorporated herein by this reference.

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

10(u)* Amendment to and Restatement of the KV Pharmaceutical Company's 1991 Incentive Stock Option Plan dated as of November 1, 1995, which was filed as Exhibit 10(y) to the Company's Annual Report on Form 10-K for the year ended March 31, 1996, is incorporated herein by this reference.

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

10(y)* Fourth Amendment to and Restatement, dated as of January 2, 1997, of the KV Pharmaceutical Company 1991 Incentive Stock Option Plan, which was filed as Exhibit 10(y) to the Company's Annual Report on Form 10-K for the year ended March 31, 1997, is incorporated herein by this reference.

10(z)* Agreement between the Company Marc S. Hermelin, Vice Chairman, dated December 16, 1996, with supplemental letter attached, which was filed as Exhibit 10(z) to the Company's Annual Report on Form 10-K for the year ended March 31, 1997, is incorporated herein by this reference.

10(aa) Amendment to Lease dated February 17, 1997, for the facility located at 2503 South Hanley Road, St. Louis, Missouri between the Company as Lessee and Marc S. Hermelin as Lessor, which was filed as Exhibit 10(aa) to the Company's Annual Report on Form 10-K for the year ended March 31, 1997, is incorporated herein by this reference.

10(bb)* Stock Option Agreement dated as of January 3, 1997, granting a stock option to Marc S. Hermelin, filed herewith.

10(cc)* Stock Option Agreement dated as of May 15, 1997, granting a stock option to Marc S. Hermelin, filed herewith.

21        List of Subsidiaries, filed herewith.

23        Consent of BDO Seidman, L.L.P., filed herewith.

27        Financial Data Schedule, filed herewith.


     *   Management contract or compensation plan.