Form 10-Q
period 1998-06-30
KV PHARMACEUTICAL CO /DE/
filed 1998-08-05
CIK 57055

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

(X)     Quarterly report for the quarterly period ended June 30, 1998

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

Yes  X     No

   Title of Class of                                   Number of Shares
   Common Stock                               Outstanding as of this Report Date
   -----------------                          ----------------------------------
Class A Common Stock, par value $.01 per share          11,791,516
Class B Common Stock, par value $.01 per share           6,394,861

                                     PART I

                              FINANCIAL INFORMATION


                   KV PHARMACEUTICAL COMPANY AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                For the Three Months Ended June 30, 1998 and 1997
                                   (Unaudited)


                                                     1998              1997
                                                     ----              ----
Net Revenues                                     $25,669,670       $18,109,926

Costs and Expenses:
   Manufacturing costs and expenses               15,154,887        10,218,168
   Research and development                        1,643,452         1,507,721
   Selling and administrative                      4,856,509         3,589,518
   Amortization of intangible assets                  42,305            50,014
                                                ------------      ------------
Total costs and expenses                          21,697,153        15,365,421
                                                  ----------        ----------

Operating income                                   3,972,517         2,744,505
                                                 -----------       -----------

Other income (expense):
   Interest expense                                 (113,482)          (74,952)
   Interest and other income                         290,882            91,814
                                                ------------      ------------
Total other income                                   177,400            16,862
                                                ------------      ------------


Income before income taxes                         4,149,917         2,761,367
Provision for income taxes                         1,579,500           920,500
                                                ------------      ------------

Net Income                                       $ 2,570,417       $ 1,840,867
                                                 ===========       ===========

Net Income per Common Share-Basic
    (after deducting preferred dividends
    of $105,438 in 1998 and 1997):                     $0.14            $0.10
                                                       =====            =====

Net Income per Common Share-Diluted                    $0.13            $0.09
                                                       =====            =====



See Accompanying Notes to Consolidated Financial Statements

                   KV PHARMACEUTICAL COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        June 30, 1998 and March 31, 1998

                                   (Unaudited)


                                                    06/30/98         3/31/98
                                                    --------         -------
ASSETS
------
Current Assets:
  Cash and cash equivalents                    $  22,118,049     $ 18,157,595
  Receivables, less allowance for doubtful
     accounts of $333,450 and $332,244            11,985,778       15,304,340
  Inventories                                     15,956,030       15,606,037
  Deferred income taxes                            2,948,907        2,949,434
  Prepaid and other current assets                   474,599          541,989
                                              --------------     ------------
     Total Current Assets                         53,483,363       52,559,395

Net property and equipment                        12,589,287       12,436,533

Goodwill and other assets                          3,385,662        3,364,899
                                               -------------     ------------

TOTAL ASSETS                                     $69,458,312      $68,360,827
                                                 ===========      ===========

LIABILITIES
-----------
Current Liabilities:
  Accounts payable                            $   5,696,925      $  4,280,492
  Accrued liabilities                             9,179,015        12,317,432
  Current maturities of long-term debt              558,333           558,333
                                               ------------      ------------
     Total Current Liabilities                   15,434,273        17,156,257

Long-term debt                                    4,843,889         4,902,222
Deferred income taxes                               535,000           535,000
Other long-term liabilities                       1,732,770         1,603,131
                                                -----------       -----------
  Total Liabilities                              22,545,932        24,196,610
                                                 ----------       -----------

Commitments and Contingencies                            -                 -

SHAREHOLDERS' EQUITY
--------------------
Preferred Stock                                      2,410             2,410
Class A Common Stock                               118,271           117,601
Class B Common Stock                                64,305            64,429
Additional paid-in capital                      34,324,696        34,042,044
Retained earnings                               12,457,651         9,992,686
Less: cost of Class A and Class B
  Common Stock in treasury                         (54,953)          (54,953)
                                              -------------      ------------

TOTAL SHAREHOLDERS' EQUITY                      46,912,380        44,164,217
                                               ------------      ------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY    $ 69,458,312      $ 68,360,827
                                              ============      ============



See Accompanying Notes to Consolidated Financial Statements

                   KV PHARMACEUTICAL COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                For the Three Months Ended June 30, 1998 and 1997
                                   (Unaudited)

                                                     1998               1997
                                                    -----               ----
OPERATING ACTIVITIES
Net Income                                     $  2,570,417        $ 1,840,867

Adjustments to reconcile  net
income to net cash provided by operating activities:

   Depreciation and amortization                    433,563            427,480

Changes in operating assets and liabilities:
   (Increase) decrease in receivables             3,318,563         (3,604,805)
   Net (increase) in inventories and
      other current assets                         (282,603)          (466,783)

   Increase (decrease) in accounts payable
      and accrued liabilities                    (1,721,457)         2,586,677
   Increase in other                                129,639             36,706
                                                -----------       ------------
  NET CASH PROVIDED BY
     OPERATING ACTIVITIES                         4,448,122            820,142
                                                -----------        -----------
INVESTING ACTIVITIES
   Purchase of property and equipment, net         (544,012)        (1,736,531)
   Other, net                                       (63,068)          (401,183)
                                                ------------       ------------

NET CASH USED IN INVESTING
   ACTIVITIES                                      (607,080)        (2,137,714)
                                                ------------       ------------

FINANCING ACTIVITIES
   Principal payments on long-term debt             (58,333)           (22,244)
   Dividends paid on Preferred Stock               (105,438)          (105,438)
   Exercise of Common Stock options                 283,183             26,508
                                                -----------      -------------
NET CASH PROVIDED BY (USED IN)
FINANCING ACTIVITIES                                119,412           (101,174)
                                                -----------       ------------
INCREASE (DECREASE)
IN CASH AND CASH EQUIVALENTS                      3,960,454         (1,418,746)

CASH AND CASH EQUIVALENTS AT:
   BEGINNING OF YEAR                             18,157,595          7,627,523
                                                -----------       ------------
   END OF PERIOD                                $22,118,049        $ 6,208,777
                                                ===========        ===========

Non-cash investing and financing activities:
   Portion of building acquired
   through proceeds from a term loan                              $3,500,000
                                                                  ==========



See Accompanying Notes to Consolidated Financial Statements

              NOTES TO SUMMARIZED CONSOLIDATED FINANCIAL STATEMENTS


NOTE A -- BASIS OF PRESENTATION

         The interim financial statements presented here have been prepared in conformity with the accounting principles and practices and methods of applying the same (including consolidating practices) reflected in the Annual Report of the Company on Form 10-K for the year ended March 31, 1998 filed with the Commission, except that detailed footnotes and schedules are not included. Reference is hereby made to the footnotes and schedules contained in the Annual Report. All significant intercompany balances and transactions have been eliminated and, in the opinion of management, all adjustments, which are of a normal recurring nature only, necessary to present a fair statement of the results of the Company and its subsidiaries have been made. Earnings per share amounts for all periods have been presented and, where necessary, restated to conform to the requirements of Statement of Financial Accounting Standards No. 128.

NOTE B  -  EARNINGS PER SHARE

         The following table sets forth the computation of basic and diluted earnings per share:

                                               For the Three Months Ended
Numerator:                                     06/30/98            06/30/97
                                               --------            -------
Net income                                  $  2,570,417        $  1,840,867

Preferred Stock dividends                       (105,438)           (105,438)
                                            -------------      --------------

Numerator for basic earnings per
   share--income available to common
   shareholders                                2,464,979           1,735,429

Effect of dilutive securities:
   Preferred Stock dividends                     105,438                   -
                                            ------------      ---------------

Numerator for diluted earnings per
   share-income available to
   common shareholders after
   assumed conversions                      $  2,570,417        $  1,735,429

Denominator:

Denominator for basic earnings per
   share--weighted-average shares             18,145,108          18,065,376

Effect of dilutive securities:
   Employee stock options                        940,053             529,534
   Convertible Preferred Stock                   903,750                  -
                                            ------------      --------------

Dilutive potential Common Shares               1,843,803             529,534

   Denominator for diluted earnings
      per share--adjusted weighted-average
      shares and assumed conversions          19,988,911          18,594,910
                                              ==========          ==========

Basic Earnings per Share (1):                     $ 0.14              $ 0.10
                                                  ======              ======

Diluted Earnings per Share (1) (2):               $ 0.13              $ 0.09
                                                  ======              ======

(1) The two-class method for Class A and Class B Common Stock is not presented because the earnings per share are equivalent to the if converted method since dividends were not declared or paid and each class of common stock has equal ownership of the Company.

(2) The options to purchase Class A Common Stock sold in connection with an agreement entered into in January 1996 are not included in the computation of diluted EPS because the options' minimum exercise price was greater than the average market price of the Class A Common shares.

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

Item 2. Management's Discussion and Analysis of Results of Operations, and Liquidity and Capital Resources

         (a) Results of Operations

         Revenues. Consolidated revenues for the first quarter of fiscal 1999 increased $7.6 million or 42% to $25.7 million from $18.1 million in the first quarter of last year. This sales growth was primarily due to an increase in the volume of new and existing products sold. Net revenues from Ethex increased by $6.7 million, or 48%, to $20.7 million from $14.0 million in the first quarter of last year, primarily due to sales of products introduced after the first quarter of fiscal 1998. Net revenues from Particle Dynamics increased by $1.0 million, or 40%, to $3.6 million in the first quarter from $2.6 million in the first quarter of fiscal 1998, due to sales of new products and the addition of new customers for existing products, while contract services revenues declined slightly.

         Costs and Expenses. Manufacturing costs as a percentage of revenues increased to 59% during the first quarter of fiscal 1999 from 57% in the same period last year, due primarily to a change in the mix of products sold and the effect of additional competitors in certain generic pricing areas.

         Selling and administrative expenses increased $1.3 million, or 36%, to $4.9 million during the first quarter of fiscal 1999 from $3.6 million in the first quarter of fiscal 1998. However, as a percentage of revenue, selling and administrative expenses decreased to 19% from 20% in the prior year. The increase in selling and administrative expenses was primarily related to selling and promotional activities associated with the Company's continued growth.

         Income taxes were provided at an effective rate of 38.1% in the first quarter of fiscal 1999 compared to 33.3% in the first quarter of last year. The increase was attributable to the availability and utilization of certain tax credits during the first quarter of fiscal 1998 which were not available during the first quarter of fiscal 1999.

         Net Income. As a result of the factors described above, net income improved $0.7 million, or 40%, to $2.6 million for the first quarter of fiscal 1999 compared to the prior year quarter.

         (c) Liquidity and Capital Resources

         The following table sets forth selected balance sheet ratios at June 30, 1998, March 31, 1998 and June 30,

1997.

            ($ in 000's)

                                   6/30/98         3/31/98          6/30/97
                                  --------       -----------      -----------
Working Capital Ratio             3.5 to 1         3.1 to 1         4.1 to 1

Quick Ratio                       2.2 to 1         2.0 to 1         2.3 to 1

Debt to Debt Plus Equity          .10 to 1         .11 to 1         .15 to 1

Total Liabilities to Equity       .48 to 1         .55 to 1         .41 to 1

Cash and Equivalents             $  22,118        $  18,158        $   6,209

Working Capital                  $  38,049        $  35,403        $  24,850

Long Term Liabilities            $   7,112        $   7,040        $   6,352

Stockholders' Equity             $  46,912        $  44,164        $  34,846

         Working capital for the quarter ended June 30, 1998 increased $2.6 million, or 7.5%, to $38.0 million from $35.4 million at March 31, 1998, due primarily to the addition of the Company's net income, and a decrease of $3.3 million in accounts receivable and $3.1 million in accrued liabilities, offset by an increase in accounts payable of $1.4 million. Net cash increased at the end of the first quarter of fiscal 1999 for the same reasons. The decrease in receivables reflects lower sales volume and increased collections in the current quarter relative to the volume and timing of sales in the prior quarter. Accrued liabilities decreased due to lower accrued income taxes and a reduction in the revenue sharing liability. The accounts payable increase reflects increased purchases of raw material and packaging inventories to support planned production increases for new and existing products. These changes in receivables and current liabilities combined with net income and non-cash charges aggregating $3.0 million, resulted in cash provided by operating activities of $4.4 million in the first quarter of fiscal 1999, an improvement of $3.6 million over the first quarter of last year.

         At the end of the first quarter of fiscal 1999, the Company's "quick assets" (cash, cash equivalents and accounts receivable) increased $0.6 million, or 2%, and current liabilities decreased $1.7 million, or 10%, resulting in a "quick ratio" of 2.2 to 1 compared to 2 to 1 at March 31, 1998. The increase in "quick assets" reflected a $4.0 million (22%) increase in cash and cash equivalents over the balance at March 31, 1998.

         The debt to debt plus equity and total liabilities to equity ratios at June 30, 1998 improved as a result of the Company's net income.

         Investing activities for the first quarter of fiscal 1999 reflected capital expenditures of $0.5 million and net expenditures for other assets of $0.1 million, which were provided for through operations.

         The Company has been able to pass along to its customers at least a portion of cost increases in labor, manufacturing and raw materials related to its operations, except where competitive conditions existing in the market place have prevented it from passing along such cost increases to its customers. It is not meaningful to compare changing prices over the past three years because the products produced, product mix sold and sources of raw materials have varied substantially.

         The Company anticipates increasing expenditures for research, clinical and regulatory efforts relating to the development and commercialization of proprietary new products and advanced technology products and their approval for marketing.

         The Company believes funds generated from operating activities and existing cash, together with the funds available under its credit facility will be adequate to fund the Company's short term needs.

                           PART II. OTHER INFORMATION

Item 6:           Exhibits and Reports on Form 8-K.

                  None.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            KV PHARMACEUTICAL COMPANY




Date:       August  5,  1998                /s/ Marc S. Hermelin
            ----------------                -----------------------------------
                                            Marc S. Hermelin
                                            Vice Chairman of the Board and
                                            Chief Executive Officer



Date:       August  5,  1998                /s/ Gerald R. Mitchell
            ----------------                -----------------------------------
                                            Gerald R. Mitchell
                                            Vice President - Finance
                                            Chief Financial Officer