Form 10-Q
period 1998-09-30
KV PHARMACEUTICAL CO /DE/
filed 1998-11-13
CIK 57055

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

(X)     Quarterly report for the quarterly period ended September 30, 1998

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
(State or other jurisdiction of                             (I.R.S. Employer
 incorporation or organization)                              Identification No.)

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

Yes  X   No


    Title of Class of                                  Number of Shares
      Common Stock                            Outstanding as of this Report Date
    -----------------                         ----------------------------------

Class A Common Stock, par value
$.01 per share                                             11,816,681

Class B Common Stock, par value
$.01 per share                                              6,394,091

                                     PART 1
                              FINANCIAL INFORMATION


                   KV PHARMACEUTICAL COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
         For the Three and Six Months Ended September 30, 1998 and 1997
                                   (Unaudited)




                                                   For the Three                        For the Six
                                                   Months Ended                         Months Ended
                                           -----------------------------       ----------------------------
                                             09/30/98          09/30/97          09/30/98         09/30/97
                                             --------          --------          --------         --------

Net Revenues                               $26,405,634       $21,770,489       $52,075,305      $39,883,537
                                           -----------       -----------       -----------      -----------

Costs and Expenses:
   Manufacturing costs and expenses         14,646,533        12,427,769        29,801,420       22,649,059
   Research and development                  1,662,020         1,461,396         3,305,472        2,969,117
   Selling and administrative                5,329,972         4,243,114        10,186,481        7,832,632
   Amortization of intangible assets            40,155            67,344            82,459          117,358
                                            ----------        ----------        ----------      -----------
Total costs and expenses                    21,678,680        18,199,623        43,375,832       33,568,166
                                            ----------        ----------        ----------       ----------

Operating income                             4,726,954         3,570,866         8,699,473        6,315,371
                                            ----------        ----------        ----------       ----------

Other income (expense):
   Interest expense                           (112,292)         (131,724)         (225,774)        (206,676)
   Interest and other income                   341,250           116,578           632,133          208,392
                                            ----------        ----------        ----------       ----------
Total other income (expense)                   228,958           (15,146)          406,359            1,716
                                            ----------        ----------        ----------       ----------

Income before income taxes                   4,955,912         3,555,720         9,105,832        6,317,087
Provision for income taxes                   1,894,000         1,373,588         3,473,500        2,294,088
                                            ----------        ----------        ----------       ----------

Net Income                                 $ 3,061,912       $ 2,182,132       $ 5,632,332      $ 4,022,999
                                           ===========       ===========       ===========      ===========

Net Income per Common Share-Basic
  (after deducting preferred dividends
  of $105,438 in each of the three-
  month periods and $210,876 in each
  of the six-month periods of 1998 and
   1997, respectively.                          $ 0.16            $ 0.11            $ 0.30           $ 0.21
                                                 =====             =====             =====            =====

Net Income per Common Share-Diluted             $ 0.15            $ 0.11            $ 0.28           $ 0.20
                                                 =====             =====             =====            =====



           See Accompanying Notes to Consolidated Financial Statements

                   KV PHARMACEUTICAL COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      September 30, 1998 and March 31, 1998
                                   (Unaudited)

                                                  09/30/98            03/31/98
                                                  --------            --------
ASSETS
------
Current Assets:
   Cash and equivalents                         $24,612,361         $18,157,595
   Receivables                                   12,729,437          15,304,340
   Inventories                                   17,646,275          15,606,037
   Deferred income taxes                          2,949,434           2,949,434
   Prepaid and other                                303,130             541,989
                                             --------------        ------------
      Total Current Assets                       58,240,637          52,559,395

Net property and equipment                       13,558,406          12,436,533

Goodwill and Other                                3,143,841           3,364,899
                                              -------------        ------------

    TOTAL  ASSETS                               $74,942,884         $68,360,827
                                                ===========         ===========
LIABILITIES
-----------
Current Liabilities:
   Accounts payable                            $  7,361,746        $  4,280,492
   Accrued liabilities                            9,819,117          12,317,432
   Current maturities of long-term
     debt                                           558,333             558,333
                                              -------------        ------------
     Total Current Liabilities                   17,739,196          17,156,257

Long-term debt                                    4,785,556           4,902,222
Deferred income taxes                               535,000             535,000
Other long-term liabilities                       1,862,409           1,603,131
                                               ------------        ------------
     Total  Liabilities                          24,922,161          24,196,610
                                                -----------        ------------

Commitments and Contingencies

SHAREHOLDERS' EQUITY
--------------------
Preferred stock                                       2,410               2,410
Class A common stock                                118,484             117,601
Class B common stock                                 64,335              64,429
Additional paid-in capital                       34,476,594          34,042,044
Retained earnings                                15,413,853           9,992,686
Less cost of Class A and Class B
    common stock in treasury                        (54,953)            (54,953)
                                               ------------        ------------

     Total Shareholders' Equity                  50,020,723          44,164,217
                                               ------------         -----------

TOTAL LIABILITIES AND
SHAREHOLDERS' EQUITY                            $74,942,884         $68,360,827
                                                ===========         ===========


           See Accompanying Notes to Consolidated Financial Statements

                   KV PHARMACEUTICAL COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              For the Six Months Ended September 30, 1998 and 1997
                                   (Unaudited)


                                                      1998              1997
                                                   ---------       -----------
OPERATING ACTIVITIES
Net Income                                        $5,632,332       $ 4,022,999

Adjustments to reconcile net income to net cash provided by operating activities:

   Depreciation and amortization                     871,694           912,210

Changes in operating assets and liabilities:
Decrease (increase) in receivables                 2,574,904        (6,994,574)
Net (increase) in inventories and other
   current assets                                 (1,801,905)       (3,467,078)

Increase in accounts payable and
   accrued liabilities                               583,466         5,194,632
Increase in other liabilities                        259,278            78,408
                                                 -----------      ------------

  NET CASH PROVIDED BY (USED IN)
     OPERATING ACTIVITIES                          8,119,769          (253,403)
                                                 -----------      ------------

INVESTING ACTIVITIES
   Purchase of property and equipment, net        (1,911,107)       (2,975,969)
   Other, net                                        138,308          (460,480)
                                                 -----------      ------------

NET CASH USED IN INVESTING
   ACTIVITIES                                     (1,772,799)       (3,436,449)
                                                 -----------      ------------

FINANCING ACTIVITIES
   Principal payments on long-term debt             (116,667)          (92,036)
   Dividends paid on Preferred Stock                (210,876)         (210,876)
   Exercise of Common Stock options                  435,339            77,824
                                                 -----------      ------------

NET CASH PROVIDED BY (USED IN)
FINANCING ACTIVITIES                                 107,796          (225,088)
                                                 -----------      ------------

INCREASE (DECREASE) IN
CASH AND CASH EQUIVALENTS                          6,454,766        (3,914,940)

CASH AND CASH EQUIVALENTS AT:
   BEGINNING OF YEAR                              18,157,595         7,627,523
   END OF PERIOD                                 -----------      ------------
                                                 $24,612,361      $  3,712,583
                                                 ===========      ============

Non-cash investing and financing activities:
   Portion of building acquired
   through proceeds from a term loan                                $3,500,000
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

NOTE B  -  EARNINGS PER SHARE

         The following table sets forth the computation of basic and diluted earnings per share:




                                               For the Three Months Ended                    For The Six Months Ended
                                              --------------------------------         -------------------------------
Numerator:                                       09/30/98            09/30/97             09/30/98           09/30/97
                                                 --------            --------             --------           --------
Net income                                    $ 3,061,912         $ 2,182,132          $ 5,632,332        $ 4,022,999

Preferred Stock dividends                        (105,438)           (105,438)            (210,876)          (210,876)
                                              ------------        ------------        ------------         -----------

Numerator for basic earnings per
   share--income available to common
   shareholders                                 2,956,474           2,076,694            5,421,456          3,812,123

Effect of dilutive securities:
   Preferred Stock dividends                      105,438                   -              210,876                  -
                                              ------------        -----------         ------------         ----------

Numerator for diluted earnings per
   share-income available to
   common shareholders after
   assumed conversions                         $3,061,912          $2,076,694           $5,632,332         $3,812,123
                                               ==========          ==========           ==========         ==========

Denominator:

Denominator for basic earnings per
   share--weighted-average shares              18,198,107          18,084,587           18,171,608         18,074,982
                                               ----------          ----------           ----------        -----------

Effect of dilutive securities:
   Employee stock options                         917,819             552,625              919,001            531,137
   Convertible Preferred Stock                    903,750                   -              903,750                  -
                                               ----------          ----------          -----------        -----------

Dilutive potential Common Shares                1,821,569             552,625            1,822,751            531,137
                                               ----------          ----------          -----------        -----------

   Denominator for diluted earnings
      per share--adjusted weighted-average
      shares and assumed conversions           20,019,676          18,637,212           19,994,359         18,606,119
                                               ==========          ==========           ==========         ==========

Basic Earnings per Share (1):                       $0.16               $0.11                $0.30              $0.21
                                                    =====               =====                =====              =====

Diluted Earnings per Share (1) (2):                 $0.15               $0.11                $0.28              $0.20
                                                    =====               =====                =====              =====


(1) The two-class method for Class A and Class B Common Stock is not presented because the earnings per share are equivalent to the if converted method since dividends were not declared or paid and each class of common stock has equal ownership of the Company.

(2) An option to purchase Class A Common Stock sold in connection with an agreement entered into in January 1996 is not included in the computation of diluted EPS because the options' minimum exercise price was greater than the average market price of the Class A Common shares. This option expired on 9/29/98.


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

Item 2. Management's Discussion and Analysis of Results of Operations, and Liquidity and Capital Resources
         --------------------------------------------------------------

         (a) Results of Operations
             ---------------------

         Revenues. Consolidated revenues for the second quarter of fiscal 1999 totaled $26.4 million compared to $21.8 million for the second quarter of fiscal 1998, an increase of $4.6 million, or 21%. Year-to-date consolidated revenues were $52.1 million, an increase of $12.2 million, or 31%, compared to the same period last year. The increase in revenues for both the quarter and year-to-date is primarily attributable to new products and continued volume growth of existing products. ETHEX sales increased by $4.4 million, or 25%, in the second quarter and were up $11.1 million, or 35%, year-to-date over the same periods of the prior year. Particle Dynamics and Contract Services combined revenues increased $.2 million, or 5%, in the second quarter and were up $1.1 million, or 13%, year-to-date over the same periods of the prior year.

         Costs and Expenses. Manufacturing costs decreased to 55% of net sales in the quarter ended September 30, 1998 from 57% in the same period last year. Year-to-date manufacturing costs remained constant at 57% of net sales in 1998 and 1997. These changes were primarily attributable to changes in the mix of products sold.

         Research and development costs increased $.2 million, or 14%, for the quarter ended September 30, 1998, compared to the same quarter of the prior year. Year-to-date, these costs increased $.3 million, or 11%, compared to the same period of the prior year. These increases were primarily due to increased personnel and supply costs to support higher levels of research activity and expenditures for clinical studies in connection with new product development.

         Selling and administrative expenses increased $1.1 million, or 26%, for the quarter ended September 30, 1998, compared to the same period of the prior fiscal year. Year-to-date selling and administrative expenses increased $2.4 million, or 30%, over the same period last year. Increased expenditures were primarily related to higher marketing, selling and administrative costs associated with new product introductions and planned expansion into marketing of brand name products.

         Income taxes were provided at an effective rate of 38% for the six months ended September 30, 1998, compared to 36% for the same period last year. The increase was attributable to the utilization of certain tax credits during fiscal 1998 that are not available for fiscal 1999.

         Net Income. As a result of the factors described above, net income improved $.9 million, or 40%, for the second quarter of fiscal 1999 and $1.6 million, or 40% for the year-to-date, compared to the same periods of the prior year.

         (b) Liquidity and Capital Resources
             -------------------------------

         The following table sets forth selected balance sheet ratios at September 30, 1998, March 31, 1998 and September 30, 1997.

                                               ($ in 000's)
                                               ------------
                                 9/30/98          3/31/98         9/30/97
                                ----------      -----------    -----------
Working Capital Ratio            3.3 to 1        3.1 to 1        3.5 to 1

Debt to Debt-Plus-Equity         .10 to 1        .11 to 1        .14 to 1

Total Liabilities to Equity      .50 to 1        .55 to 1        .46 to 1

Cash and Equivalents              $24,612         $18,158        $  3,713

Working Capital                   $40,501         $35,403         $26,147

Long-Term Liabilities            $  7,183        $  7,040        $  6,336

Stockholders' Equity              $50,021         $44,164         $36,974

       Working capital for the six months ended September 30, 1998, increased $5.1 million, or 14%, due primarily to an increase in current assets reflecting higher inventories to support increased sales and seasonal business requirements, a decrease in receivables and a $6.5 million increase in cash. The increase in cash for the six month period is due primarily to the addition of the Company's net income and a decrease in accounts receivable due to the timing of sales and collections. This was partially offset by higher levels of inventory and accounts payable related to increased purchases of raw and packaging material to support planned production requirements.

         These changes in the components of current assets and liabilities along with the Company's net income resulted in cash provided by operations of $8.1 million for the first six months of fiscal 1999, compared to a $.3 million deficit for the same period last year.

         The debt to debt plus equity and total liabilities to equity ratios at September 30, 1998, improved as a result of the company's net income.

         Investing activities for the six months ended September 30, 1998, reflected capital expenditures of $1.9 million, with funds being provided from operations.

         The Company has been able to pass along to its customers at least a portion of cost increases in labor, manufacturing and raw material related to operations, except where competitive conditions existing in the market place have prevented it from passing along such cost increases to its customers. It is not meaningful to compare changing prices because the products produced, product mix sold and sources of raw materials have varied substantially.

         The Company anticipates increasing expenditures for research, clinical, regulatory and marketing efforts relating to the development and commercialization of proprietary new products and advanced technology products and their marketing.

         The Company believes funds generated from operating activities and existing cash, together with the funds available under its credit facility will be adequate to fund the Company's short-term needs.

         Year 2000 Project. The Company utilizes computer technologies throughout its business to effectively carry out its day-to-day operations. Computer technologies include both information technology in the form of hardware and software, as well as embedded technology in the Company's facilities and equipment. Similar to most companies, the Company must determine whether its systems are capable of recognizing and processing date-sensitive information properly as the year 2000 approaches. The Company is utilizing a multi-phased concurrent approach to address this issue. The phases included in the Company's approach are the awareness, assessment, remediation, validation and implementation phases. The Company has completed the awareness phase and is very active in the assessment and remediation phases.

         The Company has initiated formal communications and has developed a monitoring program with all of its significant suppliers and critical business partners to determine year 2000 compliance of its dependents and will develop appropriate contingency plans to minimize interrupts in business in the event a third party is unable to perform. An interruption of the Company's ability to conduct its business due to a year 2000 readiness problem could have a material adverse effect on the Company. The Company is continuing to assess such third-party risks. The Company is not presently aware of any such significant exposure; however, there can be no guarantee that the systems of third parties on which the Company relies will be converted in a timely manner or that a failure to properly convert by another company would not have a material adverse effect on the Company.

         The Company currently intends to substantially complete the other phases of the year 2000 project, including development of contingency plans in the event of disruptions in obtaining needed supplies and services, prior to June 30, 1999. The costs associated with the project are not expected to exceed $700,000 (of which approximately $400,000 has been incurred as of September 30, 1998), and are not deemed to materially impact the Company's consolidated financial position, results of operations or cash flows in future periods. The Company is actively correcting and replacing the identified systems which are not year 2000 ready in order to ensure the Company's ability to continue to meet its internal needs and those of its customers and suppliers.

         The Company presently believes that the most reasonably likely worst-case scenarios that the Company might confront with respect to Year 2000 issues have to do with third parties not being Year 2000 compliant. The Company is presently evaluating vendor and customer compliance and will develop contingency plans, such as alternate vendor opportunities, after obtaining compliance evaluations.

         Based upon the planning completed to date, the Company believes that, with modifications to existing software, conversions to new software, and appropriate remediation of embedded chip equipment, the Year 2000 issue is not reasonably likely to pose significant operational problems for the Company's information technology systems and embedded chip equipment as so modified and converted.

                           PART II. OTHER INFORMATION

Item 5:  Other Information
--------------------------

         On November 5, 1998, Norman D. Schellenger was appointed to the Board of Directors of the Company for a term expiring in 2001. Mr. Schellenger brings to KV's Board over 35 years of sales, marketing and general management experience and expertise in the pharmaceutical industry including 28 years with A.H. Robins, serving as General Manager of its prescription pharmaceutical businesses and as president of Whitby Pharmaceuticals, building the sales force to over 350 representatives. He retired in January 1997. Mr. Schellenger has also been a member of the Board of Directors of the National Pharmaceutical Council.


Item 6:  Exhibits and Reports on Form 8-K.
-----------------------------------------

         None.

                                   SIGNATURES
                                   ----------

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          KV PHARMACEUTICAL COMPANY




Date:  November  13,  1998                By:  /s/ Marc S. Hermelin
                                               ---------------------------------
                                               Marc S. Hermelin
                                               Vice Chairman of the Board





Date:  November  13,  1998                By:  /s/ Gerald R. Mitchell
                                               ---------------------------------
                                               Gerald R. Mitchell
                                               Vice President - Finance
                                               Chief Financial Officer