Form 10-Q
period 1998-12-31
KV PHARMACEUTICAL CO /DE/
filed 1999-02-16
CIK 57055

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

(X)      Quarterly report for the quarterly period ended December 31, 1998

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

                              Yes   X      No
                                  -----       -----

           Title of Class of                           Number of Shares
           Common Stock                       Outstanding as of this Report Date

Class A Common Stock, par value
  $.01 per share                                           11,863,770
                                                    ------------------
Class B Common Stock, par value
  $.01 per share                                            6,373,333
                                                    ------------------

                                     PART I

                              FINANCIAL INFORMATION


                      CONSOLIDATED STATEMENTS OF OPERATIONS

      For the Three Months and Nine Months Ended December 31, 1998 and 1997
                                   (Unaudited)


                                                     For the Three                              For the Nine
                                                     Months Ended                               Months Ended
                                                     -------------                              ------------
                                             12/31/98             12/31/97              12/31/98             12/31/97
                                             --------             --------              --------             --------
Revenues                                    $27,021,942          $28,339,395           $79,097,246          $68,222,932

Costs and Expenses:

Manufacturing costs                          13,505,016           17,040,869            43,306,435           39,590,928
Research and development                      1,628,164            1,518,272             4,933,636            4,487,388
Selling and administrative                    5,731,261            5,655,157            15,917,742           13,586,787
Amortization of intangible
  assets                                         42,115               68,384               124,575              185,742
                                             ----------           ----------            ----------           ----------
Total Costs and Expenses                     20,906,556           24,282,682            64,282,388           57,850,845
                                             ----------           ----------            ----------           ----------

Operating income                              6,115,386            4,056,713            14,814,858           10,372,087
                                             ----------           ----------            ----------           ----------

Other income (expense):
  Interest expense                             (106,084)           (121,206)              (331,857)            (327,885)
  Interest and other income                     445,054               94,463             1,077,186              302,855
                                             ----------           ----------            ----------           ----------
Total other income (expense)                    338,970             (26,743)               745,329              (25,030)

Income before income taxes                    6,454,356            4,029,970            15,560,187           10,347,057
Provision for income taxes                    2,434,000            1,266,584             5,907,500            3,560,672
                                             ----------           ----------            ----------           ----------

Net Income                                  $ 4,020,356          $ 2,763,386           $ 9,652,687          $ 6,786,385
                                            ===========          ===========           ===========          ===========

Net income per Common Share-Basic
  (after deducting preferred dividends
  of $105,438 in each of the three-
  month periods and $316,314 in
  each of the nine-month periods of
  1998 and 1997 respectively.)               $     0.21          $     0.15            $      0.51          $     0.36
                                             ==========          ==========            ===========          ==========

Net income per common share
  assuming dilution                          $     0.20          $     0.14            $      0.48          $     0.35
                                             ==========          ==========            ===========          ==========



See accompanying Notes to Financial Statements

                   KV PHARMACEUTICAL COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      December 31, 1998 and March 31, 1998
                                   (Unaudited)

                                                12/31/98              03/31/98
                                                --------              --------
ASSETS
Current Assets:
Cash and equivalents                         $  21,394,149        $  18,157,595
Receivables                                     12,789,198           15,304,340
Inventories                                     22,079,932           15,606,037
Deferred income taxes                            2,949,434            2,949,434
Prepaid and other                                  267,388              541,989
                                           ---------------      ---------------
   Total Current Assets                         59,480,101           52,559,395

Net property and equipment                      15,161,542           12,436,533

Goodwill and other                               3,315,220            3,364,899
                                             -------------        -------------

Total Assets                                   $77,956,863          $68,360,827
                                               ===========          ===========


LIABILITIES
Current Liabilities:
Accounts payable                              $  6,803,298         $  4,280,492
Accrued liabilities                              9,720,976           12,317,432
Current maturities of long-term debt               558,333              558,333
                                            --------------      ---------------
  Total Current Liabilities                     17,082,607           17,156,257

Long-term debt                                   4,402,222            4,902,222
Deferred income taxes                              535,000              535,000
Other long-term liabilities                      1,992,048            1,603,131
                                            --------------       --------------
  Total Liabilities                             24,011,877           24,196,610
                                              ------------         ------------

Commitments and contingencies

SHAREHOLDERS' EQUITY
Preferred stock                                      2,410                2,410
Class A common stock                               118,993              117,601
Class B common stock                                64,090               64,429
Additional paid-in capital                      34,485,674           34,042,044
Retained earnings                               19,328,772            9,992,686
Less cost of Class A and Class B
  common stock in treasury                         (54,953)             (54,953)
                                           ---------------       --------------
Total Shareholders' Equity                      53,944,986           44,164,217
                                              ------------         ------------

TOTAL LIABILITIES AND
SHAREHOLDERS' EQUITY                           $77,956,863          $68,360,827
                                               ===========          ===========

See accompanying Notes to Financial Statements

                      CONSOLIDATED STATEMENTS OF CASH FLOW
              For the Nine Months Ended December 31, 1998 and 1997
                                   (Unaudited)

                                                        1998            1997
                                                     ----------      ----------
OPERATING ACTIVITIES
Net Income                                           $9,652,687      $6,786,385

Adjustments to reconcile net income to net cash provided by operating activities:

  Depreciation and amortization                       1,316,838       1,404,449

Changes in operating assets and liabilities:
Decrease (increase) in receivables                    2,515,142      (8,317,651)
Net (increase) in inventories and
  other current assets                               (6,199,294)     (4,003,729)

Increase (decrease) in accounts payable and
  accrued liabilities                                   (73,650)      8,652,474
Increase in other liabilities                           388,917         292,112
                                                  --------------   ------------

NET CASH PROVIDED BY
  OPERATING ACTIVITIES                                7,600,640       4,814,040
                                                  -------------    ------------

INVESTING ACTIVITIES
  Purchase of property and equipment, net            (3,917,272)     (1,855,398)
  Other, net                                            (74,896)       (525,397)
                                                  --------------   -------------

NET CASH USED IN INVESTING
  ACTIVITIES                                         (3,992,168)     (2,380,795)
                                                  --------------   -------------

FINANCING ACTIVITIES
  Principal payments on long-term debt                 (500,000)       (482,830)
  Dividends paid on Preferred Stock                    (316,314)       (316,314)
  Exercise of Common Stock options                      444,396         116,836
                                                  --------------   -------------

NET CASH (USED IN)
FINANCING ACTIVITIES                                   (371,918)       (682,308)
                                                  --------------   -------------

INCREASE IN
CASH AND CASH EQUIVALENTS                             3,236,554       1,750,937

CASH AND CASH EQUIVALENTS AT:
  BEGINNING OF YEAR                                  18,157,595       7,627,523
                                                  -------------    -------------
  END OF PERIOD                                    $ 21,394,149     $ 9,378,460
                                                  =============    =============

Non-cash investing and financing activities:
  Portion of building acquired
  through proceeds from a term debt                                 $ 3,500,000
                                                                   =============

See accompanying Notes to Financial Statements

                    NOTES TO SUMMARIZED FINANCIAL INFORMATION


NOTE A  -  BASIS OF PRESENTATION

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

NOTE  B  -  SUBSEQUENT  EVENT:  PRODUCT  LINE  ACQUISITION

         On February 12, 1999, the Company signed a $36 million agreement with Wyeth Ayerst Laboratories, the pharmaceutical division of American Home Products Corporation, to purchase the worldwide rights and trademark for the Micro-K(R) product line. The agreement is contingent on routine government filings which are anticipated to be completed within a few weeks.

         The Micro-K(R) product line had combined worldwide net sales of over $18.5 million in 1998 and competes in a total U.S. market of over $318 million for prescription potassium supplementation products. The product will be promoted by KV as part of a group of brand name products that KV is planning to launch. Revenues generated by the addition of the Micro-K(R) line are expected to have an accretive earnings effect during the fiscal year ending March 31, 2000.

NOTE C  -  EARNINGS PER SHARE

         The following table sets forth the computation of basic and diluted earnings per share:



                                                 For the Three Months Ended                 For the Nine Months Ended
Numerator:                                      12/31/98             12/31/97              12/31/98            12/31/97
                                                --------             --------              --------            --------
Net income                                      $ 4,020,356         $ 2,763,386          $ 9,652,687         $ 6,786,385

Preferred stock dividends                          (105,438)           (105,438)            (316,314)           (316,314)
                                               ------------        ------------        -------------       -------------

Numerator for basic earnings per
   share--income available to common
   stockholders                                 $ 3,914,918         $ 2,657,948          $ 9,336,373         $ 6,470,071

Effect of dilutive securities:
   Preferred stock dividends                        105,438             105,438              316,314             316,314
                                               ------------        ------------         ------------        ------------

Numerator for diluted earnings per
   share-income available to
   common stockholders after
   assumed conversions                          $ 4,020,356         $ 2,763,386          $ 9,652,687         $ 6,786,385

Denominator:

Denominator for basic earnings per
   share--weighted-average shares                18,219,579          18,102,599           18,187,598          18,084,188

Effect of dilutive securities:
   Employee stock options                           922,578             759,403              899,733             596,700
   Convertible Preferred Stock                      903,750             903,750              903,750             903,750
                                               ------------        ------------        -------------        ------------

Dilutive potential Common Shares                  1,826,328           1,663,153            1,803,483           1,500,450

   Denominator for diluted earnings
      per share--adjusted weight-average
      shares and assumed conversions             20,045,907          19,765,752           19,991,081          19,584,638
                                                 ==========          ==========           ==========          ==========

Basic Earnings per Share (1):                    $     0.21          $     0.15           $     0.51          $     0.36
                                                 ==========          ==========           ==========          ==========

Diluted earnings per share (1) (2):              $     0.20          $     0.14           $     0.48          $     0.35
                                                 ==========          ==========           ==========          ==========


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

Item 2: Management's Discussion and Analysis of Results of Operations, and Liquidity and Capital Resources

         (a) Results of Operations

         Net Income. The Company's net income for the third quarter of fiscal 1999 ended December 31, 1998 increased 43% to $4 million from $2.8 million for the comparable period of the prior year on sales of $27 million this quarter versus $28.3 million last year. The increase in net income on slightly lower sales for the quarter was due primarily to a change in the mix of products sold, reflecting continued growth in sales of the Company's higher margin products coincident with a decreased focus on certain lower-margin business. Net income for the nine month period ended December 31, 1998 increased 43% to $9.7 million from $6.8 million for the same period in fiscal 1998. The increase in net income for the nine months was due primarily to the increase in net sales and an improved product mix resulting in improved profitability.

         Revenues. Consolidated revenues for the third quarter of fiscal 1999 ended December 31, 1998 were $27 million compared to $28.3 million for the same period of the prior year. Lower sales for the quarter were primarily due to a decline in volume resulting from a decreased focus on certain lower-margin business, while experiencing growth in the cardiovascular, women's health and cough/cold categories in both existing products and new product introductions. Revenues for the nine month period increased $10.9 million, or 16%, to $79.1 million from $68.2 million for the same period last year. The continued focus of our Ethex subsidiary on developing and marketing higher-margin, technology enhanced pharmaceuticals was the primary factor in the sustained sales growth reflected in the increased consolidated revenues for the nine months ended December 31, 1998. The remaining growth was attributable to higher sales volume in the Company's Particle Dynamics subsidiary. The Company plans to continue focusing its efforts on product opportunities that provide meaningful growth and improved profitability.

         Costs and Expenses. Manufacturing costs decreased as a percentage of revenues to 50% in the quarter ended December 31, 1998 from 60% in the same period last year. This improvement in gross margin reflects the more favorable mix of products. For the nine months ended December 31, 1998 manufacturing costs as a percentage of revenues improved to 55% from 58% in the same period last year, reflecting the improvement realized from a more profitable product sales mix.

         Research and development expenses increased $0.1 million, or 7.2% for the quarter ended December 31, 1998 compared to the same period of the prior year. Year-to-date these expenses increased $0.4 million, or 10%, compared to the same period last year. As a percent of revenues, year-to-date expenses decreased to 6.2% from 6.6% in the prior year. The dollar increases were due primarily to increased personnel, clinical studies and consulting costs to support research efforts on new products and advanced drug delivery technologies.

         Selling and administrative expenses increased slightly for the quarter, up $0.1 million, or 1.3%, compared to the same period last year. As a percent of revenues, these expenses increased to 21.2% from 20% in the prior year. The dollar increase was due to higher personnel and marketing expenses associated with marketing programs focused on expanding business. Year-to-date selling and administrative expenses increased $2.3 million, or 17.2% over the same period last year. As a percent of revenues, these expenses increased slightly to 20.1% from 19.9% in the prior year, as sales growth kept pace with the rate of increase in expenses. The dollar increase was due to higher personnel and marketing expenses to support continued growth, new products and planned expansion into the marketing of brand name products.

         Income taxes were provided at an effective rate of 38% for the nine months ended December 31, 1998, compared to 34% for the same period last year. The increase was attributable to the utilization of certain tax credits during fiscal 1998 that were not available during the current fiscal year.

         (b) Liquidity and Capital Resources

         The following table sets forth selected balance sheet ratios and amounts at December 31, 1999, March 31, 1998 and December 31, 1997.


                                                     ($ in 000's)
                                                     ------------
                                         12/31/98       03/31/98      12/31/97
                                         --------       --------      --------
    Working Capital Ratio                3.5 to 1       3.1 to 1      3.1 to 1

    Debt to Debt Plus Equity             .08 to 1       .11 to 1      .12 to 1

    Total Liabilities to Equity          .45 to 1       .55 to 1      .51 to 1

    Cash and Equivalents                  $21,394        $18,158        $9,378

    Working Capital                        42,397         35,403        30,222

    Long-Term Debt                          6,929          7,040         6,166

    Stockholders' Equity                   53,945         44,164        39,671


         Working capital for the nine months ended December 31, 1998, increased 20% or $7.0 million, due primarily to an increase in current assets reflecting higher inventories to support anticipated increased revenues and seasonal business requirements, increased cash and a decrease in receivables. The increase in cash for the nine month period was due primarily to the addition of the Company's net income, a decrease in accounts receivable due to the timing of sales and collections, and an increase in accounts payable for the purchase of raw materials. This was partially offset by higher levels of inventory and a reduction in accrued profit sharing resulting from lower sales.

         These changes in the components of current assets and liabilities along with the Company's net income resulted in cash provided by operations of $7.6 million for the first nine months of fiscal 1999, compared to $4.8 million for the same period last year, an increase of $2.8 million, or 58%.

         The debt to debt plus equity and total liabilities to equity ratios at December 31, 1998, improved as a result of the Company's net income.

         Investing activities for the nine months ended December 31, 1998, reflected capital expenditures of $3.9 million, with funds being provided from operations. Capital expenditures were primarily for production capacity expansion and upgrading of the Company's information systems.

         The Company has been able to pass along to its customers a portion of cost increases in labor, manufacturing and raw material related to operations. It is not meaningful to compare changing prices because the products produced, product mix sold and sources of raw materials have varied substantially.

         The Company anticipates increasing expenditures for research, clinical,
regulatory   and   marketing   efforts   relating   to   the   development   and
commercialization of proprietary new products.

         The Company believes funds generated from operating activities and existing cash, together with the funds available under its credit facility, will be adequate to fund the Company's short-term needs.

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

         The Company has initiated formal communications and has developed a monitoring program with all of its significant suppliers and critical business partners to determine year 2000 compliance of its dependents and will develop contingency plans to minimize interruptions in business in the event a third party is unable to perform. An interruption of the Company's ability to conduct its business due to a year 2000 readiness problem could have a material adverse effect on the Company. The Company is continuing to assess such third-party risks. The Company is not presently aware of any such significant exposure; however, there can be no guarantee that the systems of third parties on which the Company relies will be converted in a timely manner or that a failure to properly convert by another company would not have a material adverse effect on the Company.

         The Company currently intends to substantially complete the other phases of the year 2000 project, including development of contingency plans in the event of disruptions in obtaining needed supplies and services, prior to June 30, 1999. The costs associated with the project are not expected to exceed $730,000 (of which approximately $481,000 had been incurred as of December 31, 1998), and are not deemed to materially impact the Company's consolidated financial position, results of operations or cash flows in future periods. The Company is actively correcting and replacing the identified systems which are not year 2000 ready in order to ensure the Company's ability to continue to meet its internal needs and those of its customers and suppliers.

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

         Based upon the planning and implementation completed to date, the Company believes that, with modifications to existing software, conversions to new software, and appropriate remediation of embedded chip equipment, the Year 2000 issue is not reasonably likely to pose significant operational problems for the Company's information technology systems and embedded chip equipment as so modified and converted.

Item 3:  Exhibits and Reports on Form 8-K.

         a) Exhibits - None.

         b) The Company did not file any reports on Form 8-K during the quarter ended December 31, 1998.

                                   SIGNATURES
                                   ----------

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            KV PHARMACEUTICAL COMPANY



Date:    February  12,  1999                /s/ Marc S. Hermelin
         -------------------                ------------------------------------
                                            Marc S. Hermelin
                                            Vice Chairman of the Board



Date:    February  12,  1999                /s/ Gerald R. Mitchell
         -------------------                ------------------------------------
                                            Gerald R. Mitchell
                                            Vice President - Finance
                                            Chief Financial Officer