Form 10-K
period 1999-03-31
KV PHARMACEUTICAL CO /DE/
filed 1999-06-07
CIK 57055

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K
Mark One

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                   For the fiscal year ended March 31, 1999 OR

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

Class A Common Stock par value                     New York Stock Exchange
$.01 per share

Class B Common Stock par value                     New York Stock Exchange
$.01 per share

          Securities registered pursuant to Section 12 (g) of the Act:
          7% Cumulative Convertible Preferred, par value $.01 per share

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the 8,808,787 shares of Class A and 2,966,697 shares of Class B Common Stock held by nonaffiliates of the Registrant as of May 4, 1999, was $131,581,256 and $44,685,874, respectively. As of May 4, 1999, the
Registrant had outstanding 11,889,604 and 6,360,215 shares of Class A and Class B Common Stock, respectively, exclusive of treasury shares.

                       DOCUMENTS INCORPORATED BY REFERENCE

     The following document is incorporated into this Report by reference:

     Part III: Portions of the definitive proxy statement of the Registrant (to be filed pursuant to Regulation 14(A) for Registrant's 1999 Annual Meeting of Shareholders, which involves the election of directors), are incorporated by reference into Items 10, 11, 12 and 13 to the extent stated in such items.

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

Item 1.  Description of  Business

         (a) General Development of Business

     KV Pharmaceutical Company ("KV", or the "Company") was incorporated under the laws of Delaware in 1971 as a successor to a business originally founded in 1942. Victor M. Hermelin, KV's Chairman and founder, obtained initial patents for early controlled release and enteric coated technologies in the early 1950's.

     KV is a pioneer in the area of advanced drug delivery technologies which enhance the effectiveness of new therapeutic agents, existing pharmaceutical products and nutritional supplements. The Company has developed and patented a wide variety of drug delivery and formulation technologies, including four controlled release, eight oral and topical site-specific, one quick dissolving tablet and three tastemasking systems. The Company uses these systems in the development of the products KV markets as well as the products of its pharmaceutical marketing licensees to improve and control the human body's absorption and utilization of the active pharmaceutical compounds. This allows the compounds to be administered less frequently with potentially reduced side effects, improved drug efficacy and/or enhanced patient compliance.

     In 1990, the Company established a generic marketing capability through a wholly-owned subsidiary, ETHEX Corporation ("ETHEX"), which makes it one of the only drug delivery research and development companies that also markets "technology distinguished" generic products.

     During  fiscal  1999,  the  Company  began  the  process  of  building  the infrastructure necessary to support its expansion into the branded pharmaceuticals business with the establishment of Ther-Rx Corporation ("Ther-Rx"). Ther-Rx markets technology enhanced brand-name products directly to physician specialists.

     KV's wholly-owned operating subsidiary, Particle Dynamics, Inc. ("PDI"), was incorporated in New York in 1948 and acquired by KV in 1972. Through PDI, the Company develops and markets specialty value added raw materials, including drugs, directly compressible and microencapsulated products, and other products used in the pharmaceutical, nutritional, food, cosmetic, industrial and other industries.

     The Company also licenses the marketing rights for products developed with KV drug delivery technologies to major domestic and international brand name pharmaceutical marketers in return for license fees, milestone payments, research reimbursement and manufacturing and royalty revenues.

     (Hereinafter, KV, ETHEX, PDI and Ther-Rx are sometimes referred to collectively as "KV" or the "Company".)

     (b) Industry Segments

     The Company operates principally in two industry segments, consisting of pharmaceutical, manufacturing and marketing. Revenues are derived primarily from directly marketing its own technology distinguished generic and brand-name products. Revenues may also be received in the form of licensing revenues and/or royalty payments based upon a percentage of the licensee's sales of the product, in addition to manufacturing revenues, when marketing rights to products using its advanced drug delivery technologies are licensed. (see Note 18 to the Company's financial statements).

     (c) Narrative Description of Business

     For the fiscal year ended March 31, 1999, approximately 80% of the Company's net revenues were derived from the sale of technology distinguished generic products, approximately 7% from manufacturing and licensing, and approximately 12% from the sale of specialty value added pharmaceutical raw material compounds.

     The Company established its Ther-Rx subsidiary during fiscal 1999 and launched its first brand name prescription product with the acquisition of the Micro-K(R) product line in March 1999. Ther-Rx expects to launch internally developed products during fiscal 2000 that use the Company's proprietary drug delivery technologies. The products the Company has targeted to launch will be detailed to focused physician specialists through its own detail force.

     The Company has also developed generic drugs using its proprietary technologies. The Company markets and distributes its generic products under the ETHEX label. The Company continues to apply its technologies in the development of technologically distinguished generic pharmaceuticals and currently is developing an additional 25 products of which 10 are planned for launch during fiscal 2000. The development of generic versions of existing brand name products is typically less costly and time consuming than the development of new drug products because generic drugs that require FDA approval generally contain pharmaceutical compounds previously approved by the FDA and qualify for the use of an abbreviated testing and approval process.

     The  Company's  Particle  Dynamics  subsidiary  has developed and currently markets lines of specialty value added raw material products to the pharmaceutical, nutritional, food, cosmetic and other industries. Two main franchises of Particle Dynamics are DESCOTE(R), which is a family of tastemasked vitamin, mineral, and drug products; and DESTAB(TM), a family of direct compression products which enable pharmaceutical manufacturers to produce tablets and caplets in a more efficient manner.

     The Company also develops pharmaceutical products for the prescription and OTC markets that its pharmaceutical marketing company licensees commercialize. Typically, the Company enters into development and licensing arrangements with companies that (i) hold patent or marketing exclusivity rights to existing pharmaceutical products that may benefit from the application of its proprietary drug delivery technologies, or (ii) are developing new therapeutic agents that require delivery systems or formulation capabilities such as those the Company offers to improve drug efficacy or enhance commercial value and (iii) can market and sell the products that the Company develops. To date, the Company has entered into agreements with various pharmaceutical marketers, including Pfizer Canada, Inc., Taisho Pharmaceutical Ltd. of Japan, SS Pharmaceutical of Japan,
J. Uriach of Spain and others.

Strategy

     The Company's strategy is to expand its position as a technology-driven specialty pharmaceutical marketer of specialty value added raw materials and finished dosage form drug products that are an outgrowth of its broad-based drug delivery technologies. As a recognized leading developer of innovative drug delivery technologies, the Company will continue to apply its technologies to the development and commercialization of its brand name and generic drugs. These products will be marketed through the broad pharmaceutical distribution system established by ETHEX, the generic division, Ther-Rx, the brand division calling on doctors, and Particle Dynamics, Inc., the special raw materials division. The Company also markets other products through pharmaceutical marketing licensees.

     Development of Brand Name Pharmaceuticals. The Company is applying its proprietary drug delivery technologies in the development of brand name prescription and OTC pharmaceutical products to improve the effectiveness, safety or commercial appeal of the drug compound. These products are developed for direct marketing by Ther-Rx (prescription only) or under license agreements with other pharmaceutical marketers (prescription or OTC). Under a licensing
agreement,   the  Company   generally  applies  drug  delivery  systems  to  the
development of a product in return for license fees, milestone payments, research reimbursement and manufacturing and royalty revenues. The Company's licensee is generally responsible for clinical trials, regulatory approvals and marketing activities. In certain cases, the Company may develop a product, conduct clinical trials and seek regulatory approval before entering into a licensing arrangement.

     Development and Marketing of Technologically Distinguished Generic Drugs. The Company has successfully applied and will continue to apply its proprietary drug delivery systems and formulation capabilities to develop technologically distinguished generic drugs. The Company does this by (i) identifying and replicating brand name drugs that are either off patent or are approaching patent expiration and which require advanced drug delivery systems or (ii) applying its tastemasking formulations to an off patent drug in order to meaningfully increase patient compliance and the drug's commercial appeal. The Company believes that the potential profitability of its technologically distinguished generic drugs is higher than typical generic drugs because the technologies employed by the brand name innovator and the Company create barriers to entry for typical generic drug competitors. In addition, the development of generic drugs generally is less costly and time consuming than brand name drugs. A significant number of technologically distinguished brand name drugs are off patent or are approaching patent expiration, which the Company believes it is in a better position to market than generic pharmaceutical companies who do not have a strong drug delivery system technology base.

     Selective Acquisitions and In-licensing Opportunities. The Company actively seeks opportunities to acquire additional products, product rights, technologies and distribution channels that are complementary to its business and can be integrated into its research, manufacturing, marketing or distribution operations, or that can provide it with additional products, technologies or sales and marketing capabilities. In March 1999, the Company acquired the Micro-K(R) prescription potassium supplement product line for $36 million from American Home Product Corporation's Wyeth-Ayerst division. Micro-K(R) had worldwide 1998 sales of approximately $18 million and competes in a U.S. market for potassium supplements of approximately $315 million in annual sales.

     Development and Marketing of Technologically Differentiated Specialty Raw Materials. The Company combines its advanced technologies with its expertise in microencapsulation and particle coating to strategically develop new products that improve taste, tableting efficiencies and product stability, while reducing manufacturing costs and increasing product quality.

The Company's Proprietary Drug Delivery Technologies

     The Company is a pioneer in the development of proprietary drug delivery systems and formulation technologies which enhance the effectiveness of new therapeutic agents, existing pharmaceutical products and nutritional supplements, such as vitamins and minerals. Many of these technologies have been used successfully for the commercialization of products that the Company and its pharmaceutical marketing company licensees are currently marketing. Additionally, the Company continues to invest its resources in the development of new technologies. The following describes the Company's principal drug delivery technologies.

Oral Controlled Release Technologies

     The Company has developed a number of controlled release drug delivery systems and formulation techniques that tailor the drug release profiles of certain orally administered pharmaceuticals and nutritional supplements. These systems, which provide for single oral doses that release the active ingredients over periods ranging from 6 to 24 hours, are designed to improve patient compliance, improve drug effectiveness and reduce potential side effects. The Company's technologies have been used to formulate tablets, capsules and caplets that deliver single therapeutic compounds as well as multiple active compounds, each requiring different release patterns, within a single dosage form.

     KV/24(R) is a patented, multi-particulate drug delivery system that encapsulates one or more drug compounds into spherical particles which release the active drug or drugs systemically over an 18 to 24 hour period, permitting the development of once-a-day drug formulations. The Company believes that its KV/24(R) oral dosing system is the only commercialized 24 hour oral controlled release system that successfully is able to incorporate more than one active compound.

     METER RELEASE(R) is a polymer-based drug delivery system that offers different release characteristics than KV/24(R) and is used for products that require drug release rates of between 8 to 12 hours. The Company has developed METER RELEASE(R) systems in tablet, capsule and caplet form that have been commercialized in the cardiovascular, gastrointestinal and upper respiratory product categories.

     MICRO RELEASE(R) is a microparticulate formulation that encapsulates therapeutic agents employing smaller particles than KV/24(R) and METER RELEASE(R). This system is used to extend the release of drugs in the body where precise release profiles are less important. MICRO RELEASE(R) has been commercialized in prescription products marketed by ETHEX as well as OTC nutritional products.

SITE-RELEASE(R) Technologies

     The Company's SITE-RELEASE(R) technologies are based on the concept that isolating a drug in a specific location for an extended period of time offers the opportunity to meaningfully increase the drug's efficacy. For example, a vaginal yeast infection may be effectively treated using a single dose of an anti-fungal medication by developing a drug formulation that will adhere the anti-fungal compound to the infected area over a period of time sufficient to maximize the drug's efficacy. The Company's site specific technologies use advanced polyphasic (hydrophilic and lipophilic) principles that result in a complex emulsion which adheres to the desired tissue and controls the release of the drug. The Company has developed a number of site-specific systems and formulations that it tailors to the desired route of administration. Of these technologies, only products using DermaSite(TM) technology are currently being marketed. To date, the Company has applied its site-specific technologies in cream, lotion, lozenge and suppository form to deliver therapeutic agents to oral, skin, pharyngeal, esophageal, vaginal and rectal tissues.

     VagiSite(TM) is a patented, controlled release bioadhesive delivery system that incorporates advanced polyphasic principles to create a bio-emulsion system capable of delivering therapeutic agents in oral, topical and vaginal forms. VagiSite(TM) is the subject of licensing and development agreements to develop products for the treatment of topical and vaginal fungal infections.

     OraSite(TM) is a controlled release mucoadhesive delivery system administered orally in a solid or liquid form. A drug formulated with the OraSite(TM) technology may be formulated as a liquid or as a lozenge in which the dosage form liquifies upon insertion and adheres to the mucosal surface of the mouth, throat and esophagus. OraSite(TM) possesses characteristics particularly advantageous to therapeutic categories such as oral hygiene, sore throat and periodontal and upper gastrointestinal tract disorders. The Company has filed a patent application relating to its OraSite(TM) technology.

     DermaSite(TM) is a semi-solid SITE-RELEASE(R) configuration for topical applications to the skin. The bioadhesive and controlled release properties of the delivery platform have made possible the development of products requiring a significantly reduced frequency of application.

     Trans-EP(TM) (trans esophageal) is a novel bio-adhesive, controlled release delivery system that may permit oral delivery of compounds that normally would be degraded if administered orally, such as growth hormones, calcitonin, other protein/peptides and other complex compounds. Trans esophageal(TM) was specifically designed to provide an oral delivery alternative to biotechnology and other compounds that currently are delivered as injections or infused. The Company has received a patent relating to its Trans-EP(TM) technology.

Tastemasking Technologies

     The Company is a leader in the development of pharmaceutical formulations capable of improving the flavor of unpleasant tasting drugs. The Company first introduced tastemasking technologies in 1991 and has employed them in the formulation of five commercially available products. The Company has also developed numerous platforms for its tastemasking technologies, including liquid, chewable and dry powder formulations.

     LIQUETTE(R) is a patented tastemasking system that incorporates unpleasant tasting drugs into a hydrophilic and lipophilic polymer matrix to suppress the taste of the drug. This technology is used for mildly to moderately distasteful drugs where low manufacturing costs are particularly important.

     FlavorTech(TM) is a liquid formulation technology designed to reduce the objectionable taste of a wide variety of therapeutic products. FlavorTech(TM) technology has been used in cough/cold syrup products sold by ETHEX and has special application to other products, such as antibiotic, geriatric and pediatric pharmaceuticals. The Company has received a patent for its FlavorTech(TM) technology.

     MicroMask(TM) is a patented tastemasking technology that incorporates a dry powder, microparticulate approach to reducing objectionable tastes by sequestering the unpleasant drug agent in a specialized matrix. This formulation technique has the effect of "shielding" the drug from the taste receptors without interfering with the dissolution and ultimate absorption of the agent within the gastrointestinal tract. MicroMask(TM) is a more potent tastemasking technology than LIQUETTE(R) and may be used in connection with such products as macrolide antibiotics, amino acids, vitamins and other unpleasant tasting drug compounds.


Marketing and Distribution

     Through ETHEX, the Company directly markets and distributes its generic products to national drug store chains, wholesalers and distributors, as well as independent pharmacies and mail order firms. ETHEX's marketing strategy is to provide its customers with quality products, a broad product line, competitive prices and a high level of customer service. ETHEX's sales force targets national and regional buyers of pharmaceutical products, while its inside sales group targets the approximately 28,000 independent drug stores operating in the United States. During fiscal 1999, 1998 and 1997, the Company's largest customer, McKesson Drug Company, a wholesale distributor, accounted for 19%, 12% and 15%, respectively of its total revenue.

     The Company believes that industry trends favor generic product expansion into the managed care, long-term care and government contract markets. The Company further believes that its competitively priced, technologically distinguished generic products can fulfill the increasing need of these markets to contain costs and improve patient compliance. Accordingly, the Company intends to devote significant marketing resources to the penetration of such markets.

     Ther-Rx has established a direct sales force dedicated to the marketing and distribution of brand name products through selling efforts focused on physician specialists.

     The Company licenses the right to market and distribute brand name pharmaceutical products incorporating its drug delivery technologies to licensees in the U.S. and internationally. The Company has also executed several agreements, and intends to pursue additional development and licensing arrangements, under which it is granted the right to market and distribute such products using its own marketing subsidiaries along with its licensee.

     The Company currently does not have material operations or sales in foreign countries and its sales are not subject to unusual geographic concentration.

Research and Development

     The Company's research and development activities include the development of new and next generation drug delivery technologies, the formulation of brand name proprietary products and the development of technologically distinguished generic versions of previously approved brand name pharmaceutical products.

     In connection with proprietary products to be licensed to its corporate marketing licensees, the Company develops the product utilizing its formulation expertise and proprietary delivery systems, and the licensee is typically responsible for the performance of any required clinical studies and the submission of the product for governmental approval. However, the Company participates in all phases of the development process. In general, corporate licensees reimburse the Company for a portion of its development expenses incurred in connection with the formulation, clinical supply and validation of the technologically enhanced drug product.

     In fiscal 1999, 1998 and 1997, total research and development expenses were $6.9 million, $5.8 million and $4.8 million, respectively. Spending for research and development is funded primarily from operations and was 6% of revenues during fiscal 1999.

Patents and Proprietary Rights

     The Company's policy is to file patent applications in appropriate situations to protect and preserve, for its own use, technology, inventions and improvements that the Company considers important to the development of its business. The Company has been granted patent protection for certain of its proprietary technologies and products in the United States, Europe and Australia, and is currently seeking patent protection for certain of its technologies and products in the United States, Canada, Europe, Australia, Japan and South Korea. The Company currently holds 54 domestic and foreign issued patents expiring through 2016 relating to its controlled release, site-specific, quick dissolve and tastemasking technologies.

     The Company also relies upon trade secrets, unpatented proprietary know-how and continuing technological innovation to develop and maintain its competitive position. The Company enters into confidentiality agreements with each of its employees and consultants upon the commencement of an employment or consulting relationship. These agreements generally provide that all inventions, ideas, discoveries, improvements and copyrightable material made or conceived by the individual arising out of the employment or consulting relationship and all confidential information developed or made known to the individual during the term of the relationship are the Company's exclusive property. The Company cannot guarantee, however, that others may not acquire or independently develop similar technology or, if patents are not issued with respect to products arising from research, that the Company will be able to retain information pertinent to such research as proprietary technology or trade secrets.

     The Company currently holds 27 trademarks expiring through 2017 (which are renewable subject to continuous use) and has also applied for trademark protection for the trade names of its proprietary controlled-release, site-specific, quick dissolve and tastemasking technologies. The Company intends to continue to trademark new technology and product names as they are developed.

Manufacturing and Facilities

     The Company conducts its brand name, generic and raw material manufacturing in an aggregate of 164,000 square feet of manufacturing space located on two St. Louis area campuses. The Company manufactures drug products in liquid, semi-solid, tablet, capsule and caplet forms for distribution by ETHEX, Ther-Rx and its corporate licensees. The Company believes that all of its facilities comply with applicable regulatory requirements.

     The Company's business is generally not seasonal, although a number of cough/cold products marketed through ETHEX can be subject to seasonal demand.
The nature of its business does not include unusual working capital requirements. Inventories are maintained at sufficient levels to support current production and sales levels. During fiscal 1999, the Company encountered no serious shortage of any particular raw materials and has no indication that significant shortages will occur.

     The Company's administrative offices and research facilities occupy approximately 57,612 square feet and an additional 142,207 square feet is devoted to product warehousing. Other than four facilities totaling 299,000 square feet that the Company owns, all facilities are leased at pre-determined annual rates under agreements expiring from November 30, 1999 through September 30, 2002 subject in most cases to renewal at its option.

Competition

     Competition in the development and marketing of pharmaceutical products is intense and characterized by extensive research efforts and rapid technological progress. Many companies, including those with financial and marketing resources and development capabilities substantially greater than the Company's, are engaged in developing, marketing and selling products that compete with those the Company offers. Competitors may develop their products more rapidly than the Company does, and the selling prices of such products typically decline as competition increases. Further, other products now in use or under development by others may be more effective than its current or future products. The Company believes that its patents, proprietary trade secrets, technological expertise, product development and manufacturing capabilities position it to continue to develop products to compete effectively in the marketplace and to maintain a leadership position in the field of advanced drug delivery technologies.

Employees

     As of March 31, 1999, the Company employed a total of 455 employees. The Company is party to a collective bargaining agreement that expires in May 2001 and covers 80 employees. The Company believes that its relations with its employees are good.

Environment

     The Company does not expect that compliance with federal, state or local provisions regulating the discharge of materials into the environment or otherwise relating to the protection of the environment will have a material effect on its capital expenditures, earnings or competitive position.

Regulation

     The design, development and marketing of pharmaceutical compounds are intensively regulated by the Federal Food and Drug Administration ("FDA") and comparable agencies in foreign countries. For example, The Federal Food, Drug and Cosmetic Act, the Controlled Substances Act and other United States federal statutes and regulations impose requirements on the testing, manufacturing and approval of the Company's products before they can be marketed in the United States. Obtaining FDA approval is a costly, time-consuming process and there is no guarantee that such approval will be obtained with respect to an individual product. All companies in the pharmaceutical industry are subject to FDA inspections for compliance with current Good Manufacturing Practice ("cGMP"), which encompasses all aspects of the production process as interpreted by the FDA and involves changing and evolving standards. FDA inspections are a part of a continuing effort by the FDA to oversee and upgrade the level of industry-wide compliance with cGMP, with an emphasis on increased validation of products and increased stringency of Standard Operating Procedures. The Company undergoes FDA inspections at all of its facilities.

     With respect to potential new products, there are two principal ways the Company can satisfy the FDA's safety and efficacy requirements for a new drug product: a new drug application (an "NDA") and an abbreviated new drug application (an "ANDA"). The Company does not disclose information on the specific products covered by its FDA applications in order to protect its competitive position and that of its customers with respect to products which the Company has developed and expects to market in the future.

     The Company was informed by the FDA on April 22, 1998 that it had satisfied all of the requirements of the agency's "Application Integrity Policy." As a result, the FDA will process the Company's applications for new NDA's and ANDA's. The Company has regulatory submissions filed with the FDA for approval. As a consequence of the uncertainties inherent in the drug approval process, an applicant is not in the position to predict in advance all of the substantive and procedural requirements for FDA approval of a particular product or to predict when or if any particular product may be approved.

     The Company cannot predict whether future legislative or regulatory developments might have an adverse effect on the Company. It is the Company's belief that generic and branded drugs enhanced by drug delivery technologies can provide cost savings opportunities for the consumer, which the Company could benefit from through the growth of ETHEX and Ther-Rx and in its drug delivery research business.


Item 2.  Properties

     The Company's corporate headquarters is located at 2503 South Hanley Road in St. Louis County, Missouri, and contains approximately 25,000 square feet of floor space. The Company has a lease on the building for a period of ten years expiring December 31, 2005, with one five-year option to renew.

     In addition, the Company leases or owns the facilities shown in the following table:

                                              SQ. FT.    LEASE         RENEWAL
FACILITY                   USAGE              LEASED     EXPIRES       OPTIONS
--------------------------------------------------------------------------------

2629 S. Hanley Road        Mfg. Oper.         18,000    09/30/02      5 years(1)
821 Hanley Industrial      Mfg. Oper.          5,000    11/30/99      2 years
  Court
8046-50 Litzsinger Road    Mfg. Oper.         17,000    10/31/01      5 years(1)
8056 Litzsinger Road       Office/Maint.       3,000    10/31/01      5 years(1)
2635 S. Hanley Road        Mfg. Oper.         12,150    09/30/02      5 years(1)
819 Hanley Industrial      Mfg. Oper.          5,000    11/30/99      2 years
  Court
2525 S. Hanley Road        Mfg. Oper.         16,800    06/30/02      5 years
8054 Litzsinger Road       Office              3,000    10/31/01      5 years(1)
2601 S. Hanley Road        PDI Office          1,480    09/30/02      5 years(1)
10888 Metro Court          Office/Warehouse   81,810    Owned         N/A
2303 Schuetz Road          Mfg. Oper.         90,000    Owned         N/A
10850 Metro Court          Rental Property    40,540    Owned         N/A
13622 Lakefront Drive      Office/Warehouse   87,020    Owned         N/A
11880 Lackland             Office/Warehouse   14,260    01/25/00      ---

-------------------------

(1) Two five-year options.

     Properties used in the Company's operations are considered suitable for the purposes for which they are used and are believed to be adequate to meet the Company's needs for the reasonably foreseeable future. However, the Company will consider leasing or purchasing additional facilities from time to time, when attractive facilities become available, to accommodate the consolidation of certain operations and to meet future expansion plans.


Item 3.  Legal Proceedings

     Under a contract that the Company has with a supplier, issues arose with respect to the timing of supply of a product and the supplier's failure to pursue another product. The terms of the contract provided for binding private arbitration between the parties which resulted in the Company receiving notice of an award in December, 1998 of $13,253,000. The Arbitration Panel subsequently directed the parties to have further discussions including possible replacement products. Payment of the award was deferred pending the outcome of these discussions. Subsequent attempts to obtain replacement products were unsuccessful and the Company expects to be paid the arbitration award on or before June 15, 1999.

Item 4.  Submission of Matters to a Vote of Security Holders

     Not applicable.


Item 4(a).   Executive Officers of the Registrant1

     The following is a list of the current executive officers and directors of the Company, their ages, their positions with the Company and their principal occupations for at least the past five years.


NAME                      AGE     POSITION HELD AND PAST EXPERIENCE
--------------------------------------------------------------------------------

Victor M. Hermelin         85     Director, Chairman of the Board and Treasurer
                                  of the Company.2

Marc S. Hermelin           57     Director, Vice-Chairman of the Board and Chief
                                  Executive Officer.2

Alan G. Johnson            64     Director and Secretary of the Company;
                                  Attorney at Law and Chairman of Pauli,
                                  Johnson Capital & Research Incorporated, an investment banking and institutional research boutique, since January, 1999; Member of the law firm Gallop, Johnson & Neuman, L.C. 1976 to 1998; Director, Siboney Corporation.

Garnet E. Peck, Ph.D.      68     Director of the Company since 1994; Professor
                                  of Industrial Pharmacy and Director of
                                  Industrial Pharmacy for Purdue University
                                  School of Pharmacy and Pharmacal Sciences since 1967.

Norman Schellenger         67     Director of the Company since November 1998;
                                  Retired since January 1997; President of
                                  Whitby Pharmaceuticals 1992 to 1997.

Raymond F. Chiostri        65     Vice President and Group President of KV since
                                  1986 and Chief Executive Officer of Particle
                                  Dynamics, Inc. since 1995; President,
                                  Pharmaceutical Division of KV 1986 to 1995.

Gerald R. Mitchell         60     Vice President of Finance and Chief Financial
                                  Officer since 1981.

Mitchell I. Kirschner      53     Corporate Vice President of Business
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

(2) Victor M. Hermelin is the father of Marc S. Hermelin and father-in-law of Mitchell I. Kirschner.

                                     PART II

Item 5.  Market for the Company's Common Stock and Related Security Holder
         Matters

     a) Principal Market

     The Company's Class A Common Stock and Class B Common Stock are traded on the New York Stock Exchange under the symbols KV.A and KV.B, respectively. The Company's common stock moved to the New York Stock Exchange from the American Stock Exchange on March 25, 1999.

     b) Stock Price and Dividend Information

     The high and low closing sales prices of the Company's Class A and Class B Common Stock during each quarter of fiscal 1999 and 1998 were as follows:

CLASS A COMMON STOCK

                       FISCAL 1999                         FISCAL 1998
               ---------------------------     ---------------------------------
QUARTER            High            Low              High                Low
-----------    ----------    -------------     -------------    ----------------

First            22  3/4          17 3/16       11 21/32               9 15/32
Second           23  1/8          14 3/8        15 3/4                 9 29/32
Third            23  1/8          17 1/4        15 21/32              12 13/32
Fourth           21  1/2          14 1/2        18 25/32              13 3/32


CLASS B COMMON STOCK

                       FISCAL 1999                        FISCAL 1998
                ----------------------------   ---------------------------------
QUARTER            High            Low              High                 Low
------------    -----------    -------------   ----------------     ------------

First              23 1/16        17 3/32        11  3/4               9 1/2
Second             23 5/16        14 1/2         15 3/32               10
Third              23 1/4         17 3/8         15 5/8                12 27/32
Fourth             21 5/16        14             18 21/32              13 1/32


     All per share data reflects the three-for-two stock split effected in the form of a 50% stock dividend to shareholders of record as of April 3, 1998.

     No dividends may be paid on Class A or Class B Common Stock unless all dividends on the Cumulative Convertible Preferred Stock have been declared and paid. Undeclared and unaccrued cumulative preferred dividends at both March 31, 1999 and 1998 were $2,203,644 or $9.14 per share on 241,000 shares of Preferred Stock. Also, under the terms of the Company's credit agreement, the Company may not pay cash dividends in excess of 25% of the prior year's consolidated net income. The Company historically has not paid cash dividends on common stock and does not plan to do so in the near future. The Company intends to use cash generated from operations to support future growth. Dividends on Convertible Preferred Stock in the amount of $421,751 were paid during fiscal 1999 and 1998.

     c) Approximate Number of Holders of Common Stock

     The number of holders of record of Class A and Class B Common Stock as of May 4, 1998 was 1,164 and 1,241, respectively (not separately counting shareholders whose shares are held in "nominee" or "street" names, which are estimated to represent approximately 6,000 additional shareholders for each class of common stock).


Item 6.   Selected Financial Data

                                                   ($ in 000's, except per share data)
                                                          Years Ended March 31,
                               -----------------------------------------------------------------------
                                  1999            1998             1997          1996          1995
                                  ----            ----             ----          ----          ----
BALANCE  SHEET  DATA:

Total assets                   $ 127,990      $ 68,361         $ 41,362       $ 27,948       $27,975

Long-term debt                 $  31,491      $  4,902         $  2,158       $  2,541       $11,233

Shareholders' equity           $  67,548      $ 44,164         $ 33,084       $ 20,550       $ 9,974

INCOME  STATEMENT  DATA:

Revenues                       $ 114,860      $ 98,486         $ 57,891       $ 49,729       $39,743

   % Change                         16.6          70.1             16.4           25.1          4.1

Net income
   (loss)(a)                   $  23,340      $ 11,304         $  8,924       $  4,043       $(5,375)

Net income (loss) per
   common share-diluted
   (b) (c)                     $    1.17      $   0.58         $   0.47       $   0.21       $ (0.35)



(a) Net income in fiscal 1999 includes a non-recurring gain associated with a $13.3 million arbitration award. The award net of related expenses of $530,000 and net of applicable income taxes, represents $7.9 million in net income or $.40 per common share on a diluted basis (see Note 19 of Notes to Consolidated Financial Statements) as follows:



                                                                 Per diluted
                                                   Net Income       share
                                                   -----------   -----------

     KV net income without nonrecurring gain       $15,384,633       $0.77
     KV nonrecurring gain                          $ 7,955,568       $0.40
                                                   -----------       -----
       Total KV net income                         $23,340,201       $1.17


(b) Dividends were paid on the Preferred Stock during fiscal 1999 and 1998 in the amount of $421,751 and $105,437 during the fourth quarter of fiscal 1997, but no other cash dividends were paid on any shares of Common or Preferred Stock during the five years ended March 31, 1999.

(c) Diluted common shares were restated to reflect a 3 for 2 stock split effected in the form of a 50% stock dividend, declared by the Board of Directors on March 23, 1998 and distributed April 17, 1998 to shareholders of record as of April 3, 1998. The Company adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share" in fiscal 1998 and restated all prior-period earnings per share data (see Note 1 of Notes to Consolidated Financial Statements).


Item 7. Management's Discussion and Analysis of Results of Operations, and Liquidity and Capital Resources

     (a) Results of Operations

     The following table summarizes the Company's historical results of operations with revenue contribution by operating segment and consolidated costs and expenses as a percent of total revenue. This information should be read in conjunction with the Company's financial statements and related notes.


                                                           Fiscal Year Ended March 31,
                                           1999                       1998                       1997
                                           ----                       ----                       ----
                                    Amount      Percent        Amount      Percent         Amount     Percent
                                    ------      -------        ------      -------         ------     -------
                                                            (Dollars in thousands)

Net Revenues
Generic Products                 $  91,833        80.0%      $79,193         80.4%        $40,225     69.5%
Brand Products                       1,795         1.6             -            -               -        -
Contract Services/Licenses           7,827         6.8         8,290          8.4           8,978     15.5
Specialty Materials                 13,405        11.6        11,003         11.2           8,688     15.0
                                  --------      ------        ------        -----         -------    ------
   Total Net Revenues              114,860       100.0        98,486        100.0          57,891    100.0
                                   =======       =====        ======        =====          ======    =====

Costs and Expenses
Manufacturing Costs                 61,415        53.5        56,483         57.3          29,478     50.9
Research and Development             6,884         6.0         5,752          5.8           4,835      8.3
Selling and Administrative          22,201        19.3        19,104         19.4          13,818     23.8
Other (Income) Expense, net        (13,516)      (11.8)          (98)        (0.1)            265      0.5
Amortization                           244         0.2           254          0.3             188      0.4
                                  --------       -----      --------        -----        --------    -----
   Total Costs and Expenses         77,228        67.2        81,495         82.7          48,584     83.9
                                    ======        ====        ======         ====          ======    =====

Earnings before Taxes               37,632        32.8        16,991         17.3           9,307     16.1
Provision for Income Taxes          14,292        12.4         5,687          5.8             383      0.7
                                    ------        ----       -------        -----          ------    -----
Net Income                          23,340        20.4        11,304         11.5           8,924     15.4
                                    ======        ====        ======         ====           =====    =====



FISCAL 1999 COMPARED TO FISCAL 1998

     Revenues. Net revenues increased $16.4 million, or 16.6%, during fiscal 1999. The increase in net sales is due to higher sales of generic products and specialty materials, and brand product sales resulting from the acquisition of the Micro-K(R) product line during the fourth quarter (see Note 2 of Notes to Consolidated Financial Statements), which were partially offset by lower contract services' sales and licensing revenues, as shown in the following table ($ in 000's):

                                                        Increase (Decrease)
                                                           vs Prior Year
                                                        -------------------
                                                     Amount              Percent
                                                     ------              -------
 Generic Products                                  $ 12,640               16.0%
 Brand Products                                       1,795                nm
 Specialty Materials                                  2,402               21.8
 Contract Services/Licensing Revenues                  (463)              (5.6)
                                                   --------
    Total Increase                                 $ 16,374               16.6%
                                                   ========

     Generic product sales increased $12.6 million, or 16%, during fiscal 1999 due to the introduction of 10 new products and higher sales volume across the majority of the existing products. New products contributed $5.8 million (7%) and existing products contributed $16.1 million (21%) of the increase; however, such increases were partially offset by price declines of $9.3 million (12%) against total sales for the prior year. The increase in sales on existing products reflected increased market share on an expanded customer base, increased generic substitution rates and a full year's sales impact of products introduced in the prior year across several product categories. The price decline was confined largely to a single product category where increased competition on revenue sharing products (based on sales and gross margin) adversely affected prices.

     Brand name product sales represented a partial month's sales of the Micro-K(R) product lines which was acquired from American Home Products in March 1999. The product line had annual sales of approximately $18.5 million at the time of the acquisition and will be marketed by the Company's Ther-Rx subsidiary. The Company is in the process of completing the building of the sales, marketing and administrative infrastructure to support its direct marketing of brand name products. This effort supports the Company's plan to directly market and distribute technology enhanced, brand name pharmaceuticals in specific niche therapeutic areas. Micro-K(R) is the first product to be marketed in support of this strategy.

     Sales of specialty materials increased $2.4 million, or 21.8%, during fiscal 1999 due primarily to a full year's sales impact of two products introduced in the prior year by the Company's Particle Dynamics subsidiary, which contributed $2.1 million, or 19.1%, of the increase. Particle Dynamics also increased its customer base during fiscal 1999, primarily for its line of calcium carbonate products, which accounted for approximately 51% of total sales for the fiscal year. Calcium carbonate sales were up 28.6% for the fiscal year.

     Contract Services' and licensing revenues decreased $.5 million, or 5.6%, due to lower volume, reflecting a smaller customer base as the Company de-emphasized lower margin contract manufacturing in its business strategy.

     While the Company anticipates continued overall growth in sales of the products the Company markets, there are no assurances that the annual percentage rate of sales growth will continue at past levels.

     Costs and Expenses. Manufacturing costs increased $4.9 million, or 8.7%, to $61.4 million during fiscal 1999 from $56.5 million in fiscal 1998 due to increased volume. Manufacturing costs as a percentage of revenues declined to 53.5% from 57.3%, due primarily to a favorable shift in the mix of products sold toward higher margin products, which was partially offset by lower average pricing, as shown in the following table:

                                                              % Revenues
                                                              ----------
     FY 1998 Manufacturing Costs                                  57.3
     Change due to:
        Price decline                                              4.1
        Product mix                                               (7.9)
                                                                  ----
     FY 1999 Manufacturing Costs                                  53.5
                                                                  ====

     The price decline and improvement in product mix was due primarily to changes in the generic business. Lower pricing due to increased competition eroded margins on certain products. The improvement in product mix reflected a decrease in volume on the lower margin business and increases in sales of higher margin new products introduced in fiscal 1999 and 1998.

     Research and development costs increased $1.1 million, or 19.7%, to $6.9 million during fiscal 1999 from $5.8 million in fiscal 1998. The increase was due to higher personnel costs ($.4 million, or 7%), increased usage of R&D materials and laboratory supplies ($.3 million, or 5%) and higher levels of clinical testing ($.2 million, or 3%). The Company increased its R&D activity in fiscal 1999 and is currently developing more than 25 drug compounds in its development pipeline. The Company expects to continue a relatively high level of expenditures and investment for research, clinical and regulatory efforts relating to the development of proprietary new products and advanced technology products and their approval for marketing.

     Selling and administrative expenses increased $3.1 million, or 16.2%, to $22.2 million during fiscal 1999 from $19.1 million in fiscal 1998. As a percentage of revenues, selling and administrative expenses remained relatively flat with the prior year, decreasing nominally to 19.3% from 19.4%. The increase in expenses was related primarily to higher costs associated with additional personnel to support the Company's continued growth ($1.3 million, or 7%), the branded sales initiative ($.7 million, or 4%) and increased marketing activities associated with sales of generic products ($1.1 million, or 6%).

     Amortization expense decreased nominally in fiscal 1999 due primarily to lower expense associated with amortization of financing fees ($.1 million), partially offset by one-half month's amortization of the Micro-K(R) product rights acquired near the end of the fourth quarter of fiscal 1999. The product rights are being amortized over twenty years at an annual rate of $1.8 million.

     Other income, net, increased $13.4 million to $13.5 million during fiscal 1999 due to a non-recurring gain related to an arbitration award of $13.3 million in connection with a supplier who was unable to supply product. (See
Note 19 of Notes to Consolidated Financial Statements.)

     Income taxes were provided at an effective rate of 38.0% in fiscal 1999 compared to 33.5% in fiscal 1998. The lower effective rate in fiscal 1998 reflected the utilization of the deferred tax asset valuation reserve.

     Net Income. As a result of the factors described above, net income improved $12.0 million, or 106.5% to $23.3 million for fiscal 1999 from net income of $11.3 million in fiscal 1998.

FISCAL 1998 COMPARED TO FISCAL 1997

     Revenues. Net revenues increased $40.6 million, or 70%, to $98.5 million during fiscal 1998 from $57.9 million in fiscal 1997. This sales growth was primarily due to an increase in the volume of new (64%) and existing (7%) generic products sold by ETHEX and pharmaceutical compounds sold by Particle Dynamics, partially offset by lower Contract Services sales (-1%). Net revenues from ETHEX increased $39.0 million, or 97%, to $79.2 million during fiscal 1998 from $40.2 million in fiscal 1997. This increase was primarily due to the launch of twelve new generic products during fiscal 1998 which contributed $34.9 million of the sales increase. The remainder of the sales increase ($4.1 million) was due to higher volume across the existing ETHEX product line. Net revenues derived from the sale of specialty pharmaceutical compounds increased $2.3 million, or 27%, to $11 million during fiscal 1998. This increase was attributable entirely to the increased sales volumes related to the introduction of new products for the DESCOTE(R) and DESTAB(TM) product lines. Contract Services revenues decreased $.5 million, or 10%, to $4.8 million in fiscal 1998 from $5.3 million in fiscal 1997 due to reduced sales volume.

     Costs and Expenses. Manufacturing costs increased $27 million, or 92%, to $56.5 million during fiscal 1998 from $29.5 million in fiscal 1997 due to increased volume. Manufacturing costs as a percentage of revenues increased to 57% from 51% primarily due to an unfavorable change in the mix of products sold and lower prices as shown in the following table:

                                                             % Revenues
                                                             ----------
          FY1997  Manufacturing  Costs                           50.9%
          Change due to:
               Lower prices                                       2.0
               Product mix                                        4.4
                                                                -----
          FY1998  Manufacturing  Costs                           57.3%
                                                                =====

     Research and development costs increased $.9 million, or 19%, to $5.8 million during fiscal 1998 from $4.9 million in fiscal 1997. This increase was due to higher personnel costs ($.4 million, or 9%), increased usage of R&D materials ($.1 million, or 1%) and higher levels of clinical testing ($.4 million, or 9%).

     Selling and administrative expenses increased $5.3 million, or 38%, to $19.1 million during fiscal 1998 from $13.8 million in the same period in fiscal 1997. As a percentage of revenue, selling and administrative expenses decreased to 19% from 24%. The increase in selling and administrative expenses was primarily related to selling and promotional activities associated with the significant growth experienced in the sales of new and existing generic products marketed by ETHEX and Particle Dynamics ($.7 million, or 5%), higher outside professional services ($1.8 million, or 13%) and additional personnel to support its continued growth ($1.7 million, or 13%).

     The income tax provision was $5.7 million for fiscal 1998, compared to $.4 million in fiscal 1997. The increase is attributable to the utilization of loss carry forwards generated in prior years during fiscal 1997. No loss carryforwards were available in fiscal 1998.

     (b) Regarding Commodity Prices

     The Company utilizes various raw materials in its manufacturing processes. Although the Company historically has not encountered material fluctuations in pricing of such commodities, there is no assurance that pricing of such commodities will remain relatively constant, and the Company's manufacturing costs could increase significantly if raw material commodity prices increase by amounts substantially above current prices.

     (c) Variable Rate Risks

     Advances to the Company under the Company's credit facility bear interest at a rate which varies consistent with increases or decreases in the publicly-announced prime rate [and/or the LIBOR rate with respect to LIBOR-related loans, if any]. These rates have remained relatively constant for a substantial period of time. A material increase in such rates, however, could significantly increase borrowing expenses. For example, an increase of 1% in the prime rate would increase the borrowing expense to the Company by approximately $250,000 annually on the principal balance of the Company's credit facility at March 31, 1999.

     (d) Year 2000 Project

     The Company utilizes computer technologies throughout its business to effectively carry out its day-to-day operations. Computer technologies include both information technology in the form of hardware and software, as well as embedded technology in the Company's facilities and equipment. Similar to most companies, the Company must determine whether its systems are capable of recognizing and processing date-sensitive information properly as the year 2000 ("Y2K") approaches. The Company is utilizing a multi-phased concurrent approach to address this issue. The phases included in its approach are the awareness, assessment, remediation, validation and implementation phases. The Company has completed the awareness and assessment phases and are very active in the remediation phase.

     The Company has initiated formal communications and has developed a monitoring program with all of its significant suppliers and critical business partners to determine Y2K compliance and is implementing contingency plans to minimize interruptions in business in the event a third party is unable to perform. An interruption of the Company's ability to conduct business due to a Y2K readiness problem could have a material adverse effect on the Company. The Company is continuing to assess such third-party risks. The Company is not presently aware of any such significant exposure; but, there can be no guarantee that the systems of third parties on which the Company relies will be converted in a timely manner or that a failure to properly convert by another company would not have a material adverse effect on the Company.

     The Company currently intends to substantially complete the remaining phases of the Y2K project, including the finalization of contingency plans in the event of disruptions in obtaining needed supplies and services, prior to June 30, 1999. The costs associated with the project are not expected to exceed $766,000 (of which approximately $580,766 had been incurred as of March 31, 1999), and are not deemed to materially impact the Company's consolidated financial position, results of operations or cash flows in future periods. The Company is actively correcting and replacing the identified systems which are not Y2K ready in order to ensure its ability to continue to meet its internal needs and those of its customers and suppliers.

     The Company believes that the most reasonably likely worst-case scenarios that it might confront with respect to Y2K issues have to do with third parties not being Y2K compliant. The Company has evaluated vendor and customer compliance and will implement contingency plans, such as alternate vendor opportunities, after examining compliance evaluations.

     Based upon the planning and implementation completed to date, the Company believes that, with modifications to existing software, conversions to new software, and appropriate remediation of embedded chip equipment, the Y2K issue is not reasonably likely to pose significant operational problems for the Company's information technology systems and embedded chip equipment.

     (e) Liquidity and Capital Resources

     The following table lists selected cashflow and balance sheet data for fiscal years 1999, 1998 and 1997:

           ($ in 000's)                    1999            1998          1997
                                         ---------------------------------------
         Cashflow from operations        $ 9,499         $13,755       $ 4,740
         Quick assets                     42,381          33,462        16,207
         Working Capital                  43,112          35,403        25,017
         Long-Term Liabilities            33,973           7,040         3,071
         Shareholders' Equity             67,548          44,164        33,084


     Cashflow from operations of $9.5 million for fiscal 1999 was primarily from net income enhanced by an increase in accounts payable and accrued liabilities, partially offset by increases in accounts receivable and inventories. The increases in accounts payable and inventories are due to higher levels of raw material and packaging inventories acquired to support increased sales of generic products and higher finished goods inventories associated with the acquisition of Micro-K(R). Receivables also increased due to the higher sales and the $13.3 million arbitration award (See Note 19 of Notes to Consolidated Financial Statements). Accrued liabilities increased due to an increase in salaries, wages, benefits and income taxes. These changes in the components of current assets and liabilities, partially offset by a decline in cash and marketable securities, resulted in a $7.7 million increase in working capital in fiscal 1999.

     Long-term liabilities increased to $34 million in fiscal 1999 from $7 million as a result of $25 million in borrowings incurred to finance the acquisition of the Micro-K(R) product line and the partial financing of the purchase of a new facility of $2.3 million. The new facility was acquired to provide additional distribution and office space for the Company's branded and generic pharmaceutical businesses.

     Investing activities for fiscal 1999 included capital expenditures of $5.8 million, the investment of $7.6 million of cash in marketable securities and a cash payment of $11.1 million in connection with the acquisition of the Micro-K(R) product line. Capital expenditures relate primarily to the acquisition of the new facility and equipment to expand production capacity for generic products. In addition, the Company had capital projects in progress at March 31, 1999 that it estimates will require $1.3 million to complete in the next fiscal year. The majority of this amount relates to the cost to complete the upgrade of the Company's business software and network systems which is estimated at $0.6 million.

     The Company believes that existing cash and securities balances, cash generated from operating activities and funds available under its credit facility will be adequate to fund operating activities in the short and long term, including near and long term debt obligations, capital improvements, product development activities and expansion of marketing capabilities for the branded pharmaceutical business for the presently foreseeable future. As of March 31, 1999 the Company has a loan agreement expiring June 18, 2000 with LaSalle National Bank. The agreement provides for a revolving line of credit for borrowing up to $40 million. The Company had cash borrowing of $25 million and $4.2 million in open letters of credit issued under this facility.

     Ratios. The following table lists selected financial ratios for the fiscal years 1999, 1998 and 1997:

                                        1999            1998            1997
                                  --------------- --------------- --------------
 Working Capital Ratio               2.6 to 1        3.1 to 1        5.8 to 1
 Quick Ratio                         1.6 to 1        2.0 to 1        3.1 to 1
 Debt to Equity                      .48 to 1        .12 to 1        .08 to 1
 Total Liabilities to Equity         .89 to 1        .55 to 1        .25 to 1

     The Company's working capital ratio declined in fiscal 1999 as a result of a decrease in the year end cash and marketable securities balance to $10.2 million from $18.2 million at the end of fiscal 1998. The decrease relates primarily to the $11.1 million cash payment made in connection with the acquisition of the Micro-K(R) product line.

     The Company's debt to equity and total liabilities to equity ratios increased due to the $25 million increase in long term debt associated with increased borrowings from its credit facility to finance the Micro-K(R) acquisition and $2.3 million in mortgage debt incurred to purchase the new office and distribution facility.

     Inflation. Although at reduced levels in recent years, inflation continues to apply upward pressure on the cost of goods and services used by the Company. However, the Company believes that the net effect of inflation on its operations has been minimal during the past three years. In addition, changes in the mix of products sold and the effect of competition has made a comparison of changes in selling prices less meaningful relative to changes in the overall rate of inflation over the past three years.

     (f) New Accounting Standards

     In June 1998, the FASB issued SFAS No. 133 " Accounting for Derivatives and Hedging Activities," which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. SFAS No. 133 is effective for years beginning after June 15, 2000 and requires comparative information for all fiscal quarters of fiscal years beginning after June 15, 2000. The Company does not expect the adoption of this statement to have a significant impact on its results of operations, financial position or cash flows.

     SOP 98-5 "Reporting on the Costs of Start-up Activities," requires that costs be expensed as incurred. This statement is effective for financial statements issued for fiscal years beginning after December 15, 1998. The Company believes that the adoption of SOP 98-5 will have no material effect on its financial statements.

Item 8.   Financial Statements and Supplementary Data.

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Shareholders and Board of Directors of KV Pharmaceutical Company:


We have audited the consolidated balance sheets of KV Pharmaceutical Company and Subsidiaries as of March 31, 1999 and 1998, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended March 31, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted the audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of KV Pharmaceutical Company and Subsidiaries at March 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 1999, in conformity with generally accepted accounting principles.

BDO SEIDMAN, LLP
St. Louis, Missouri

May 14, 1999

                   KV PHARMACEUTICAL COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             March 31, 1999 and 1998



ASSETS                                          1999                    1998
------                                    ----------------    ---------------
Current Assets:
Cash and cash equivalents                 $    2,616,857        $  18,157,595
Marketable securities,
  available-for-sale                           7,523,380                    -
Receivables, less allowance for
   doubtful accounts of $631,006
   and $332,244 in 1999 and 1998,
   respectively                               18,988,162           15,304,340
Receivable, arbitration award                 13,253,000                    -
Inventories                                   23,652,712           15,606,037
Deferred income taxes                          3,379,434            2,949,434
Prepaid and other current assets                 167,736              541,989
                                          ---------------     ---------------
  Total Current Assets                        69,581,281           52,559,395

Property and equipment, less
  accumulated depreciation                    18,966,483           12,436,533

Intangibles and other assets,
  net of amortization                         39,442,396            3,364,899
                                          ===============     ===============
TOTAL ASSETS                                $127,990,160        $  68,360,827
                                          ===============     ===============

LIABILITIES
Current Liabilities:
Accounts payable                          $    8,667,394       $    4,280,492
Accrued liabilities                           17,090,215           12,317,432
Current maturities of long-term debt             711,669              558,333
                                          ---------------     ---------------
  Total Current Liabilities                   26,469,278           17,156,257

Long-term debt                                31,490,553            4,902,222
Deferred income taxes                            379,000              535,000
Other long-term liabilities                    2,103,696            1,603,131
                                          ---------------     ---------------
TOTAL LIABILITIES                             60,442,527           24,196,610
                                          ---------------     ---------------

SHAREHOLDERS' EQUITY

7% Cumulative Convertible
  Preferred Stock, $.01 par value;
  $25.00 stated and liquidation
  value; 840,000 shares authorized;
  issued and outstanding - 241,000
  shares in 1999 and 1998                          2,410               2,410

Class A and Class B Common Stock,
  $.01 par value; 150,000,000 and
  75,000,000 shares authorized,
  respectively;
  Class A-issued 11,923,319 and
  11,760,078 in 1999 and 1998                    119,233             117,601
  Class B-issued 6,393,867 and
  6,442,914 in 1999 and 1998 -                    63,939              64,429
  (convertible into Class A shares
   on a one-for-one basis)

Additional paid-in capital                    34,531,297          34,042,044
Retained earnings                             32,910,844           9,992,686
Accumulated comprehensive
  loss, net                                      (25,137)                  -
Less: Treasury Stock, 35,619 shares
  each of Class A and Class B Common
  Stock, at cost                                 (54,953)            (54,953)
                                           --------------     --------------

TOTAL SHAREHOLDERS' EQUITY                    67,547,633          44,164,217
                                           --------------     --------------

TOTAL LIABILITIES AND SHAREHOLDERS'
EQUITY                                      $127,990,160       $  68,360,827
                                           ==============     ==============


See Accompanying Notes to Consolidated Financial Statements

                   KV PHARMACEUTICAL COMPANY AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME

                For the Years Ended March 31, 1999, 1998 and 1997

                                         1999           1998            1997
                                   --------------------------------------------

  Net Revenues                     $ 114,860,315  $  98,486,060    $ 57,890,678
                                   -------------  -------------    ------------
Costs and Expenses:
     Manufacturing costs              61,414,775     56,482,539      29,478,372
     Research and development          6,883,642      5,751,995       4,835,478
     Selling and administrative       22,201,114     19,104,051      13,817,802
     Amortization of intangible
       assets                            243,550        254,261         187,758
                                   -------------  -------------   -------------
Total costs and expenses              90,743,081     81,592,846      48,319,410
                                   -------------  -------------   -------------

Operating income                      24,117,234     16,893,214       9,571,268
                                   -------------  -------------   -------------

Other income (expense):
      Arbitration award,
        net of expenses              12,722,956              -               -
      Interest and other income       1,290,892         550,186         146,481
      Interest expense                 (498,335)       (452,262)       (411,237)
                                   -------------  -------------   -------------

Total other income (expense)          13,515,513         97,924        (264,756)
                                   -------------  -------------   -------------

Income before income taxes            37,632,747     16,991,138       9,306,512
Provision for income taxes            14,292,546      5,687,382         383,000
                                   -------------  -------------   -------------

Net Income                         $  23,340,201  $  11,303,756   $   8,923,512
                                   =============  =============   =============

Net Income per Common Share-Basic
    (after deducting preferred
    dividends of $421,751 in 1999,
    1998 and 1997, respectively)   $        1.26  $       0.60    $       0.48
                                   =============  ============    =============


Net Income per Common
    Share-Diluted                  $        1.17  $       0.58    $       0.47
                                   =============  ============    =============


See Accompanying Notes to Consolidated Financial Statements



                                                       KV PHARMACEUTICAL COMPANY AND SUBSIDIARIES
                                                     CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                                    For the Years Ended March 31, 1999, 1998 and 1997


                                             Class A    Class B     Additional                Retained    Accumulated       Total
                                 Preferred    Common     Common       Paid In    Treasury     Earnings  Comprehensive  Shareholders'
                                   Stock      Stock      Stock        Capital      Stock      (Deficit)    Loss, Net        Equity
                                ---------------------------------------------------------------------------------------------------

Balance at March 31, 1996           $2,410    $71,207    $47,474   $30,235,926    $(54,953)   $(9,752,154)   $     -    $20,549,910
Net income                               -          -          -             -           -      8,923,512          -      8,923,512
Sale of 200,000 Class A shares           -      2,000          -     3,498,000           -              -          -      3,500,000
Stock Options issued as
  compensation                           -          -          -       114,300           -              -          -        114,300
Stock Options exercised,
  13,125 shares of Class A               -        130          -        50,188           -              -          -         50,318
  13,195 shares of Class B               -          -        130        51,708           -              -          -         51,838
   Less 177 shares of each
     class repurchased
Conversion of 383,925 shares of
  Class B shares to Class A shares       -      3,838     (3,838)            -           -              -          -              -
Dividends paid on preferred stock        -          -          -      (105,437)          -              -          -       (105,437)
                                    ------------------------------------------------------------------------------------------------
Balance at March 31, 1997            2,410     77,175     43,766    33,844,685     (54,953)      (828,642)         -     33,084,441
Net income                               -          -          -             -           -     11,303,756          -     11,303,756
Stock Options exercised,
     24,165 shares of Class A            -        240          -       127,930           -              -          -        128,170
     17,206 shares of Class B            -          -        172        69,429           -              -          -         69,601
Conversion of 98,500 shares of                                                                                                    -
     Class B shares to Class A
       shares                            -        985       (985)            -           -              -          -              -
Dividends paid on preferred stock        -          -          -             -           -       (421,751)         -       (421,751)
Three for two stock split effected
  in the form of a
  50% stock dividend                     -     39,201     21,476             -           -        (60,677)         -              -
                                    ------------------------------------------------------------------------------------------------
 Balance at March 31, 1998           2,410    117,601     64,429    34,042,044     (54,953)     9,992,686          -     44,164,217
Comprehensive income
Net income                               -          -          -             -           -     23,340,201          -     23,340,201
Other comprehensive loss,
  net of tax:
   Net unrealized loss on
     available-for-sale
     securities                          -          -          -             -           -              -    (25,137)       (25,137)
                                                                                                             --------    -----------
Total comprehensive income               -          -          -             -           -              -    (25,137)    23,315,064
Dividends paid on preferred
  stock                                  -          -          -             -           -       (421,751)         -       (421,751)
Conversion of 123,000
  shares of Class B shares
   to Class A shares                     -      1,231     (1,231)            -           -              -          -              -
Stock Options exercised,
   46,478 shares of Class A              -        462          -       260,301           -              -          -        260,763
   And 74,129 of Class B
   Less 88 shares of Class A
   repurchased                           -          -        741       228,952           -              -          -        229,693
Class A shares canceled -
  6,146 shares                           -        (61)         -             -           -              -          -            (61)
Stock Split - payment of partial
  shares from 1998                       -          -          -             -           -           (292)         -           (292)
                                    ------------------------------------------------------------------------------------------------
Balance at March 31, 1999           $2,410   $119,233    $63,939   $34,531,297    $(54,953)   $32,910,844   $(25,137)   $67,547,633
                                    ================================================================================================



     See Accompanying Notes to Consolidated Financial Statements


                   KV PHARMACEUTICAL COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                For the Years Ended March 31, 1999, 1998 and 1997


                                                                        1999                  1998               1997
                                                                        ----                  ----               ----
OPERATING ACTIVITIES
Net Income                                                          $23,340,201           $11,303,756       $  8,923,512
Adjustments to reconcile net income
   to net cash provided by operating activities:
   Depreciation, amortization and other non-cash charges              1,875,322             1,887,996          1,594,300
   Stock options issued as compensation                                       -                     -            114,300
   Changes in deferred taxes                                           (586,000)           (1,524,434)          (890,000)
   Changes in deferred compensation                                     500,565               689,812            152,089
Changes in operating assets and liabilities:
   Increase in receivables                                           (3,683,822)           (6,724,742)        (1,298,139)
   Increase in receivable arbitration award                         (13,253,000)                    -                  -
   Increase in inventories                                           (8,046,675)           (2,820,449)        (4,335,426)
   Decrease (increase) in prepaid and other assets                      193,206              (799,947)          (991,412)
   Increase  in accounts payable and
     accrued liabilities                                              9,159,685            11,743,305          1,470,848
                                                               -------------------  -----------------  ------------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                             9,499,482            13,755,297          4,740,072
                                                               -------------------  -----------------  ------------------

INVESTING ACTIVITIES
   Purchase of property and equipment, net                           (5,846,313)           (2,452,459)        (1,903,134)
   Purchase of marketable securities                                 (7,563,926)                    -                  -
   Product acquisition                                              (36,140,000)                    -                  -
                                                               -------------------  -----------------  ------------------
NET CASH (USED IN) INVESTING ACTIVITIES                             (49,550,239)           (2,452,459)        (1,903,134)
                                                               -------------------  -----------------  ------------------

FINANCING ACTIVITIES
   Principal payments on long-term debt                                (558,333)             (548,786)          (744,203)
   Proceeds from credit facility                                     25,000,000                     -                  -
   Proceeds from sale of Common Stock                                         -                     -          3,500,000
   Dividends paid on Preferred Stock                                   (421,751)             (421,751)          (105,437)
   Exercise of Common Stock options                                     490,103               197,771            102,156
                                                               -------------------  -----------------  ------------------
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES                  24,510,019              (772,766)         2,752,516
                                                               -------------------  -----------------  ------------------

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                    (15,540,738)           10,530,072          5,589,454
CASH AND CASH EQUIVALENTS AT:
 BEGINNING OF YEAR                                                   18,157,595             7,627,523          2,038,069
                                                               -------------------  -----------------  ------------------
 END OF YEAR                                                       $  2,616,857           $18,157,595       $  7,627,523
                                                               ===================  =================  ==================

Non-cash investing and financing activities:
     Portion of building acquired through proceeds
     from a term loan                                              $  2,300,000          $  3,500,000



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

         Cash Equivalents

         Cash equivalents consist of highly liquid instruments that have an original maturity of three months or less. Cash equivalents consist primarily of government backed securities aggregating $1,778,000 at March 31, 1999 and $10,000,000 at March 31, 1998.

         Accounts Receivable-Trade

         The Company extends unsecured credit to its customers. Sales to a single company aggregated 19%, 12% and 15% for the years ended March 31, 1999, 1998 and 1997, respectively. In addition, the balance due from this company represented approximately 30% and 18% of consolidated accounts receivable as of March 31, 1999 and 1998.

         Marketable Securities

         Marketable securities are stated at fair market value or historical cost in accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities," and consist of investments in U.S. government agency securities and corporate bonds maturing through 2001.

         Available-for-sale securities, which include any security for which the Company has no immediate plan to sell but which may be sold in the future, are valued at fair value. Realized gains and losses, based on the amortized cost of the specific security, are included in other income as investment gains (losses). Unrealized gains and losses are recorded, net of related income tax effects, as a separate component of equity.

         Inventories

         Inventories are stated at the lower of cost or market, with the cost determined on the first-in, first-out (FIFO) basis.

         Property and Equipment

         Property and equipment are stated at cost. Depreciation is computed over the estimated useful life using the straight line method.

         Intangibles and Other Assets

         The excess of cost over the fair value of the net assets of the Company's Particle Dynamics subsidiary, at the time of acquisition is being amortized on a straight line basis over 40 years. The Micro-K(R) product acquisition is being amortized on a straight line basis over 20 years. All other intangible assets and deferred charges are being amortized over periods varying from 5 to 17 years on a straight line basis. The Company reviews intangible assets for possible impairment if there is a significant event that detrimentally effects operations. Impairment is assessed using estimates of the non-discounted future earnings potential of the entity or assets acquired. The Company has estimated that no impairment losses have occurred through March 31, 1999.

         Revenue Recognition

         The Company recognizes revenue from product sales upon shipment to its customers. Provisions for estimated sales allowances, returns and losses are accrued at the time revenues are recognized. The Company also enters into long-term agreements under which it assigns marketing rights for the products it has developed to pharmaceutical marketers. Royalties are earned based on sale of products. Other non-refundable payments specified in the agreements, for which there are no future obligations, such as milestone payments and research and development reimbursements, are recognized as income when due.

         Research and Development

         Research and development costs, including costs funded by third parties, are expensed in the period incurred. Payments received from third parties for research and development are offset against expenses when the parties are billed.

         Earnings Per Share

         Basic earnings per share is calculated by dividing net income for the period by the weighted average number of shares of Common Stock outstanding during the period. The assumed exercise of stock options and the assumed conversion of Preferred Stock are included in the calculation of diluted earnings per share.

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

         Stock-Based Compensation

         The Company grants stock options for a fixed number of shares to employees with an exercise price greater than or equal to the fair value of the shares at the date of grant. The Company accounts for stock option grants in accordance with Accounting Principles Board Opinion No. 25, ("APB Opinion No. 25") "Accounting for Stock Issued to Employees". That Opinion requires that compensation cost related to fixed stock option plans be recognized only to the extent that the fair value of the shares at the grant date exceeds the exercise price. Accordingly, the Company recognizes no compensation expense for stock option grants.

         In October 1995, the Financial Accounting Standards Board, ("FASB") issued SFAS No. 123, "Accounting for Stock-Based Compensation". SFAS No. 123 allows companies to continue to account for their stock option plans in accordance with APB Opinion No. 25, but encourages the adoption of a new accounting method based on the estimated fair value of employee stock options. Pro forma net income and income per share, determined as if the Company has applied the new method, are disclosed in Note 12.

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

         New Accounting Pronouncements

     In June 1998, the FASB issued SFAS No. 133 "Accounting for Derivatives and Hedging Activities," which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. SFAS No. 133 is effective for years beginning after June 15, 2000 and requires comparative information for all fiscal quarters of fiscal years beginning after June 15, 2000. The Company does not expect the adoption of this statement to have significant impact on its results of operations, financial position or cash flows.

         SOP 98-5 "Reporting on the Costs of Start-up Activities," requires that costs be expensed as incurred. This statement is effective for financial statements issued for fiscal years beginning after December 15, 1998. Management believes that the adoption of SOP 98-5 will have no material effect on its financial statements.

         Reclassifications

         Certain amounts from the prior years' financial statements have been reclassified to conform to the current year presentation.

2.       Acquisition

         In the  fourth  quarter  of  fiscal  1999,  the  Company  acquired  the world-wide rights and trademark to Micro-K(R) from Wyeth-Ayerst Laboratories, the pharmaceutical division of American Home Products Corporation for a cash payment of $36 million, consisting of an $11 million payment from available cash and $25 million drawn on its revolving line of credit. The intangible asset (product rights) related to the acquisition is being amortized on the straight-line basis over a period of 20 years.

     The following unaudited pro forma summary presents the consolidated results of operations as if the acquisition of Micro-K(R) had occurred on April 1, 1997, after giving effect to certain adjustments for interest expense, amortization and income taxes. These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of what would have occurred had the acquisition been made on April 1, 1997, nor are they indicative of future results. The Company intends to pursue a strategy designed to increase sales of the Micro-K product line through promotion to physicians. In connection with the implementation of such strategy, the Company expects to incur additional selling and administrative costs, which cannot be included as "pro forma" adjustments under Regulation S-X of the Securities Act because the amount of these costs are not reliably determinable. As a result, the unaudited pro forma net income and pro forma per share amounts do not purport to represent what the Company's results of operations would have been if the acquisition of the Micro-K product line had occurred on April 1, 1997, and is not intended to project the Company's results of operations for any future period (in thousands, except per share amounts):

                                                   Year Ended March 31,
                                                 1999                  1998
                                                 ----                  ----

Total Revenues as reported                    $114,860             $  98,486
Total Revenues - Pro forma (unaudited)         133,372               124,322
Net Income as reported                          23,340                11,304
Net Income - Pro forma (unaudited)              26,591                18,437
Earnings Per Share:
   Basic as reported                            $ 1.26                $ 0.60
                                                ======                ======
   Diluted as reported                          $ 1.17                $ 0.58
                                                ======                ======
   Basic - Pro forma (unaudited)                $ 1.44                $ 1.00
                                                ======                ======
   Diluted - Pro forma (unaudited)              $ 1.33                $ 0.94
                                                ======                ======

3.       Inventories

         Inventories as of March 31, consist of:


                                                1999                  1998
                                                ----                  ----
        Finished goods                      $11,732,630          $ 8,954,290
        Work-in-process                       2,283,110            1,883,395
        Raw materials                        10,185,260            5,130,103
                                           ------------         ------------
                                             24,201,000           15,967,788
        Reserves for obsolescence              (548,288)            (361,751)
                                           --------------       --------------
                                            $23,652,712          $15,606,037
                                            ===========          ===========

4.       Marketable Securities

         The composition of the available-for-sale investments portfolio at March 31, 1999 was:

                                 Amortized        Unrealized           Market
                                   Cost             Losses             Value
                                 ---------        ----------           ------
U.S. Government agency
  securities                    $ 1,000,000         $(1,934)        $   998,066
Corporate bonds                   6,563,926         (38,612)          6,525,314
                               ------------       ---------         -----------
                                $ 7,563,926        $(40,546)         $7,523,380
                                ===========        =========         ==========

         All securities mature in one to three years. Management does not intend to hold these securities to maturity and expects to liquidate them during fiscal year 2000, accordingly they are classified as current assets. There were no marketable securities in fiscal 1998.

5.       Comprehensive Income

         Effective April 1, 1998 the Company adopted SFAS No. 130, "Reporting Comprehensive Income". This Statement establishes standards for reporting of all changes in equity from non-shareholder sources. There was no effect on prior year financial statements.

         Changes in accumulated comprehensive loss for the year end March 31, 1999 are as follows:

                                           Before-Tax       Tax       Net-of-Tax
                                             Amount       Benefit       Amount
                                          --------------------------------------
 Unrealized losses on securities:
    Unrealized losses arising
      during the period                    $ (40,546)     $ 15,409    $ (25,137)
    Less:  reclassification adjustment
      for losses realized in net income            -             -            -
                                          ----------      ---------   ----------
    Net unrealized losses                  $ (40,546)     $ 15,409    $ (25,137)
                                           =========      ========    ==========

6.       Property and Equipment

         Property and equipment as of March 31, consist of:

                                                    1999               1998
                                                    ----               ----
 Land and improvements                        $  2,055,567       $  1,490,567
 Building and building improvements              9,625,596          6,860,735
 Machinery and equipment                        14,989,656         13,267,562
 Office furniture and equipment                  3,830,360          3,323,955
 Leasehold improvements                          2,873,788          2,526,950
 Construction-in-progress (estimated
   costs to complete at
   March 31, 1999 - $1,258,000)                  2,840,330            600,618
                                              ------------        -----------
                                                36,215,297         28,070,387
 Less accumulated depreciation and
    amortization                               (17,248,814)       (15,633,854)
                                              ------------        -----------
Net property and equipment                     $18,966,483        $12,436,533
                                               ===========        ===========

         Estimated useful lives:

           Land improvements                                10 years
           Building                                      25 to 40 years
           Building improvements                            10 years
           Machinery and equipment                        3 to 15 years
           Leasehold improvements                Lease life plus renewal period,
                                                           or 10 years
           Office furniture and equipment                 3 to 10 years

         Purchases of property and equipment were $8,146,313 and $5,952,459 for fiscal years 1999 and 1998, respectively. Depreciation and amortization of property and equipment was $1,616,363, $1,633,735 and $1,406,542 for 1999, 1998
and 1997, respectively.


7.       Intangibles and Other Assets

         Intangibles and other assets as of March 31, consist of:

                                                     1999                1998
                                                     ----                ----
           Goodwill                              $2,138,561         $2,138,561
           Product rights                        36,140,000                  -
           Financing charges                        400,689            586,656
           Cash surrender value of  life
            insurance and split-dollar
            life insurance                          942,787            850,989
           Trademarks and patents                 1,047,249            865,206
           Deposits                                 341,015            446,807
           Other                                    291,200            351,200
                                                 ----------          ---------
                                                 41,301,501          5,239,419
           Less accumulated amortization         (1,859,105)        (1,874,520)
                                                 ----------         ----------
            Net intangibles and other assets    $39,442,396         $3,364,899
                                                ===========         ==========

         Amortization of goodwill is being charged to operations at $55,404 per year. Amortization of product rights and all other deferred charges was $188,146, $198,857 and $132,354 for 1999, 1998 and 1997, respectively.


8.       Accrued Liabilities

         Accrued liabilities as of March 31, consist of:

                                                      1999              1998
                                                      ----              ----
         Salaries, wages, incentives
            and benefits                          $3,481,503         $2,214,662
         Interest                                    125,424             72,999
         Income taxes                              7,855,331          2,884,522
         Professional fees                           763,530            875,891
         Revenue sharing (see Note 16)             3,300,000          4,911,634
         Other                                     1,564,427          1,357,724
                                                  ----------        -----------
                                                 $17,090,215        $12,317,432

9.       Long-Term Debt

         Long-term debt as of March 31, consists of:

                                                     1999               1998
                                                     ----               ----
          Revolving credit line                  $25,000,000       $          -
          Industrial revenue bonds                 1,830,000          2,155,000
          Building mortgages                       5,372,222          3,305,555
                                                 -----------        -----------
                                                  32,202,222          5,460,555
          Less current portion                     (711,669)          (558,333)
                                                 -----------        -----------
          Long-term debt                         $31,490,553         $4,902,222
                                                 ===========         ==========

         As of March 31, 1999, the Company has a loan agreement expiring June 18, 2000 with LaSalle National Bank. The agreement provides for a revolving line of credit for borrowing up to $40,000,000. The credit facility is unsecured and interest is currently charged at the LIBOR rate of 4.94% plus 200 basis points or 6.94% at March 31, 1999. At March 31, 1999, the Company had cash borrowing of $25,000,000 and $4,149,746 in open letters of credit issued under this facility. The agreement includes covenants that impose minimum levels of tangible net worth and earnings before interest, taxes, depreciation and amortization, a maximum leverage ratio, and limit capital expenditures and dividend payments.

         The industrial revenue bonds, which bear interest at 7.35% per annum, mature serially through 2004 and are collateralized by certain property and equipment, as well as through a letter of credit, which may only be accessed in case of default on the bonds. The bonds do not allow the holder to require the Company to redeem the bonds.

         The building mortgages bear interest at 8.53% and 7.95% with monthly principal payments of $19,444 and $12,778 plus interest through June 30, 2002 and March 11, 2004 with final payments of the remaining principal balances outstanding plus accrued and unpaid interest due on June 18, 2002 and March 11, 2004, respectively.

         The aggregate maturities of long-term debt as of March 31, 1999 are as follows:

               2000                              $    711,669
               2001                                25,711,669
               2002                                   711,669
               2003                                 2,850,559
               2004                                 2,011,656
               Later Years                            205,000
                                                 -------------
                                                 $ 32,202,222
                                                 =============

         The Company paid interest of $445,910, $465,040, and $482,471 during the years ended March 31, 1999, 1998 and 1997, respectively.


10.      Commitments and Contingencies

         Leases

         The Company has non-cancelable commitments for rental of office space, plant and warehouse facilities, transportation equipment and other personal property under operating leases. Future minimum lease commitments under all non-cancelable operating leases are as follows:

                 2000                              $  1,264,269
                 2001                                 1,153,955
                 2002                                 1,123,391
                 2003                                 1,030,555
                 2004                                   993,728
                 Later Years                            939,831
                                                   ------------
                                                   $  6,505,729
                                                   ============

         Total rent expense for the years ended March 31, 1999, 1998 and 1997 was $1,456,540, $1,076,628 and $1,189,349, respectively.

         Contingencies

         The Company currently carries product liability coverage of $10,000,000 per occurrence and $10,000,000 in the aggregate on a "claims made" basis. There is no assurance that its present insurance will cover any potential claims that may be asserted in the future.

         The Company is subject to legal proceedings and claims which arise in the ordinary course of business. While the Company is not presently able to determine the potential liability, if any, related to such matters, the Company believes none of the matters, individually or in the aggregate, will have a material adverse effect on its financial position or operations.

         Employment Agreements

         The Company has employment agreements with certain officers and key employees which extend for one to five years. These agreements provide for base levels of compensation and, in certain instances, also provide for incentive bonuses and separation benefits. Also, the agreement with one officer contains provisions for partial salary continuation under certain conditions contingent upon noncompete restrictions and providing consulting services to the Company as specified in the agreement. The Company expensed $500,565, $689,812 and $152,089 under this agreement in 1999, 1998 and 1997, respectively.

11.      Income Taxes

         The fiscal 1999 provision was based on the estimated federal and state taxable income using the statutory rates. The fiscal 1998 provision was based on the estimated federal and state taxable income using statutory rates, as well as utilization of its general business credit carry forwards generated in prior years, while the fiscal 1997 provision was based on an estimate of state taxable income using statutory rates. No loss carry forwards were available for fiscal 1999 or 1998.

                                         Years Ended March 31,
                                         -------------------
                                1999              1998                 1997
                                ----              ----                 ----
   Provision
       Current
          Federal            $ 13,373,000       $ 6,233,000         $  804,000
          State                 1,506,000           978,000            469,000
                             ------------       -----------         ----------
                               14,879,000         7,211,000          1,273,000
                             ------------       -----------         ----------

       Deferred
          Federal                (528,000)       (1,365,000)          (804,000)
          State                   (58,000)         (159,000)           (86,000)
                             ------------       -----------         ----------
                                 (586,000)       (1,524,000)          (890,000)
                             ------------       -----------         ----------
                              $14,293,000       $ 5,687,000         $  383,000
                             ============       ===========         ==========

         The reasons for the differences between the provision for income taxes and the expected federal income taxes at the statutory rate are as follows:

                                      1999            1998              1997
                                      ----            ----              ----
Computed income tax expense
   at statutory rate              $13,171,000      $5,947,000        $3,164,000
Change in valuation allowance               -      (1,568,000)       (3,392,000)
State income taxes, less
   federal income tax benefit       1,070,000         696,000           383,000
Other                                  52,000         612,000           228,000
                                  -----------      ----------       -----------
Provisions for income taxes       $14,293,000      $5,687,000       $   383,000
                                  ===========      ==========       ===========

         As of March 31, 1999, and 1998, the tax effect of temporary differences between the tax basis of assets and liabilities and their financial reporting amount are as follows:


                                          1999                            1998
                                   Current     Non-Current        Current        Non-Current
                                   -------     -----------        -------        -----------

Fixed asset basis differences    $        -    $(1,167,000)    $          -     $(1,136,000)
Reserve for inventory and
  receivables                     2,281,000               -       2,506,000               -
Vacation pay reserve                469,000               -         381,000               -
Deferred compensation                     -         788,000               -         601,000
Other                               629,000               -          62,000               -
                                 ----------   --------------   ------------    --------------
Net deferred tax asset
  (liability)                    $3,379,000    $   (379,000)    $ 2,949,000    $   (535,000)
                                 ==========    =============    ===========    =============


         The Company paid income taxes of $9,213,000, $4,754,088 and $846,000 during the years ended March 31, 1999, 1998 and 1997, respectively.

12.      Employee Benefits

         Stock Option Plan

         The Company established the KV Pharmaceutical Company Incentive Stock Option Plan for key employees and reserved 3,000,000 shares of Common Stock for such plan. Under the plan, the Stock Option Committee may grant stock options to key employees at not less than one hundred percent (100%) of the fair market value of its Common Stock at the date of grant. The durations and exercisability of the grants vary over a period of up to ten years from the date of grant.

         The following summary shows the transactions for the fiscal years 1999, 1998 and 1997 under option arrangements:

                                 Options  Outstanding       Options  Exercisable
                                 --------------------       --------------------
                                              Average                   Average
                                  No. of     Price Per      No. of     Price Per
                                  Shares       Share        Shares       Share
                                  ------     ---------      ------     ---------

Balance, March 31, 1996           763,718    $  4.47       283,064      $  4.17
Options granted                   587,898       8.00             -            -
Options becoming exercisable            -          -       308,294         7.06
Options exercised                 (39,660)      2.61       (39,660)        2.61
Options canceled                  (69,825)      5.44       (38,213)        5.26
                                ---------                 --------

Balance, March 31, 1997         1,242,131       6.14       513,485         5.94
Options granted                   523,500      11.59             -            -
Options becoming exercisable            -          -       483,750         9.85
Options exercised                 (62,057)      3.21       (62,057)        3.21
Options canceled                  (47,820)      8.95        (8,352)        7.56
                                ---------                ---------


Balance, March 31, 1998         1,655,754       7.89       926,826         8.15
Options granted                   423,398      15.77             -            -
Options becoming exercisable            -          -       234,136         8.61
Options exercised                (120,607)      5.22      (120,607)        5.22
Options canceled                 (103,370)     11.31       (19,946)        9.57
                                ---------                ---------

Balance, March 31, 1999         1,855,175    $  9.67     1,020,409      $  8.58
                                =========                =========

         As discussed in the Summary of Accounting Policies, the Company applies APB Opinion No. 25 and related interpretations in accounting for this plan. Accordingly, no compensation cost has been recognized for its incentive stock option plan.

         The weighted-average grant date fair value per share of stock options granted during the year was $3.48 for A options, $2.21 for B options, $9.17 for A options, $5.29 for B options, $5.23 for A options and $4.02 for B options in 1999, 1998 and 1997, respectively. The weighted-average significant assumptions used to determine those values using the Black-Scholes option pricing model for 1999, 1998 and 1997, respectively, were: volatility of .6630, .6700 and .6212; dividend yield of 0% in all three years; average risk-free interest rate of return of 5.0%, 6.3% and 6.6%; expected option lives ranging from 3 to 10 years.

         The  following  table  summarizes   information   about  stock  options
outstanding at March 31, 1999:


                                Options Outstanding                      Options Exercisable
                  -----------------------------------------------  -----------------------------
    Range of         Number      Weighted Average     Weighted         Number          Weighted
    Exercise      Outstanding          Life           Average        Exercisable       Average
     Prices        at 3/31/99        Remaining     Exercise Price    at 3/31/99     Exercise Price
------------------------------ ---------------------------------- --------------- -----------------

$ 1.84 - $ 3.00        52,667      2 Years          $ 2.22            42,829           $ 2.21
$ 3.01 - $ 6.00       470,346      3 Years          $ 4.88           300,223           $ 4.88
$ 6.01 - $ 9.00       465,545      5 Years          $ 8.17           272,856           $ 8.37
$ 9.01 - $12.00       413,325      2 Years          $11.47           339,150           $11.71
$12.01 - $20.88       452,938      9 Years          $15.37            64,996           $15.32



         The pro-forma effect on earnings for the year ended March 31, 1999, 1998 and 1997 of the method consistent with SFAS No. 123 would be to reduce reported net income by approximately $0.8 million, $2.2 million and $1.7 million, respectively, to approximately $22.5 million, $9.1 million and $7.2 million.

         The pro-forma effect on basic earnings per share for the years ended March 31, 1999, 1998 and 1997 of this method would be to reduce net income per share by $.05 per share, $.12 per share and $.10 per share, respectively, to $1.21 per share, $.48 per share and $.38 per share.

         The pro-forma effect on diluted earnings per share for the years ended March 31, 1999, 1998 and 1997 of this method would be to reduce net income per share by $.04 per share, $.12 per share and $.09 per share, respectively, to $1.13 per share, $.46 per share and $.38 per share.

         Profit Sharing Plan

         The Company has a qualified trustee profit sharing plan (the "Plan") covering substantially all non-union employees. The Company's annual contribution to the Plan, as determined by the Board of Directors, is discretionary and was $100,000 for fiscal 1999 and 1998 and $50,000 in 1997. The Plan includes features as described under Section 401(k) of the Internal Revenue Code.

         The Plan was amended as of April 1, 1997, to change the Company's contributions to the 401(k) investment funds to fifty percent (50%) of the first 7% of the salary contributed by each participant. Contributions to the 401(k) investment funds of approximately $421,000, $222,000 and $78,000 were made in 1999, 1998 and 1997, respectively.

         Contributions are also made to multi-employer defined benefit plans administered by labor unions for certain union employees. Amounts charged to pension expense and contributed to these plans were $86,218, $79,560 and $63,770 in 1999, 1998 and 1997, respectively.

         Health and Medical Insurance Plan

         The Company contributes to health and medical insurance programs for its non-union and union employees. For non-union employees, the Company self insures the first $50,000 of each employee's covered medical claims. The Company has recorded $225,000 of accrued health insurance expense reserves as of March 31, 1999 and $125,000 as of March 31, 1998, for claims incurred but not reported. For union employees, the Company participates in a fully funded insurance plan sponsored by the union. Expenses related to both plans charged to operations were approximately $1,390,000, $1,095,000, and $1,090,000 in fiscal 1999, 1998 and 1997, respectively.

13.      Related Party Transactions

         A director of the Company was associated with a law firm that rendered various legal services to the Company. The Company paid the firm approximately $221,460, $239,000 and $257,000 during the years ended March 31, 1999, 1998 and
1997, respectively.

         In addition, the Company currently leases certain real property from an affiliated partnership of another director of the Company. Lease payments made for this property during the years ended March 31, 1999, 1998 and 1997 totaled $241,143, $237,164 and $231,885, respectively.

14.      Equity Transactions

         As of March 31, 1999, the Company had 241,000 shares of 7% Cumulative Convertible Preferred Stock (par value $.01 per share) outstanding at a stated value of $25 per share. The Preferred Stock is non-voting with dividends payable quarterly. The Preferred Stock is redeemable at its stated value. Each share of Preferred Stock is convertible into Class A Common Stock at a conversion price of $6.67 per share. The Preferred Stock has a liquidation preference of $25 per share plus all accrued but unpaid dividends prior to any liquidation distributions to holders of Class A or Class B Common Stock. No dividends may be paid on Class A or Class B Common Stock unless all dividends on the Cumulative Convertible Preferred Stock have been declared and paid. Undeclared and unaccrued cumulative preferred dividends at both March 31, 1999 and 1998 were $2,203,644 or $9.14 per share. Also, under the terms of its credit agreement, the Company may not pay cash dividends in excess of 25% of the prior fiscal year's consolidated net income.

         Holders of Class A Common Stock are entitled to receive dividends per share equal to 120% of the dividends per share paid on the Class B Common Stock and have one-twentieth vote per share in the election of directors and on other matters.

         Under the terms of the Company's current loan agreement (see Note 9), the Company has limitations on paying dividends, except in stock, on its Class A and B Common Stock. Payment of dividends may also be restricted under Delaware Corporation law.

         On March 23, 1998, the Company's Board of Directors declared a three-for-two stock split in the form of a 50% stock dividend of its Common Stock to shareholders of record on April 3, 1998, payable on April 17, 1998. Common Stock was credited and retained earnings was charged for the aggregate par value of the shares issued. The stated par value of each share was not changed from $.01.

         All per share data in this report has been restated to reflect the aforementioned three-for-two stock split in the form of a 50% stock dividend.


15.      Earnings Per Share

         The following table sets forth the computation of basic and diluted earnings per share:


                                                       1999               1998              1997
                                                       ----               ----              ----
Numerator:

Net income                                         $23,340,201        $11,303,756      $  8,923,512

Preferred Stock dividends                             (421,751)          (421,751)         (421,751)
                                                 -------------      --------------    --------------

Numerator for basic earnings per
   share--income available to common
   shareholders                                     22,918,450         10,882,005         8,501,761

Effect of dilutive securities:
   Preferred Stock dividends                           421,751            421,751           421,751
                                                 -------------      -------------     -------------

Numerator for diluted earnings per
   share-income available to common share-
   holders after assumed conversions               $23,340,201        $11,303,756      $  8,923,512
                                                  ============      =============      ============
Denominator:

Denominator for basic earnings per
   share--weighted-average shares                   18,201,287         18,093,896        17,758,992
                                                  ------------      -------------     -------------
Effect of dilutive securities:
   Employee stock options                              866,490            642,912           359,055
   Convertible Preferred Stock                         903,750            903,750           903,750
                                                  ------------      -------------     -------------

Dilutive potential Common Shares                     1,770,240          1,546,662         1,262,805
                                                  ------------       ------------     -------------
Denominator for diluted earnings
      per share--adjusted weighted-average
      shares and assumed conversions                19,971,527         19,640,558        19,021,797
                                                  ===========        ============      ============

Basic Earnings per Share (1):                       $     1.26         $     0.60        $     0.48
                                                    ==========         ==========        ==========
Diluted Earnings per Share (1)(2)                   $     1.17         $     0.58        $     0.47
                                                    ==========         ==========        ==========


(1) The two-class method for Class A and Class B Common Stock is not presented because the earnings per share are equivalent to the if converted method since dividends were not declared or paid and each class of common stock has equal ownership of the Company.

(2) Employee stock options to purchase 58,838 shares of Class A Common Stock at March 31, 1998 and 28,350 shares of Class A Common Stock at March 31, 1997 are not presented because these options are anti-dilutive. The exercise prices of these options exceeded the average market prices of the shares under option in each respective period. There were no anti-dilutive employee stock options as of March 31, 1999.

     Options to purchase 500,000 shares of Class A Common Stock in each of the three years ended March 31, 1999, sold in connection with an agreement entered into in January 1996, are not presented because the minimum exercise prices of these options exceeded the average market prices of the shares under option in each respective period. As of March 31, 1999, all options sold under this agreement had expired.



16.      Agreements

         In January 1997, the Company concluded a broad-based agreement with Roche Holdings, Ltd. of Basel, Switzerland ("Roche"), which provides for the marketing by Roche, or its licensee, of a prescription, one dose cure vaginal antifungal product. The product received FDA approval in February 1997. The agreement also gave KV the right to market the product in North America and the exclusive right to market or license the prescription product in the rest of the world.

         The agreement included cash payments of $3,000,000 to be made in January 1997, 1998 and 1999, respectively. All of these non-refundable payments were received and recorded as licensing revenue in the fourth quarter of each of the respective fiscal years.

         As part of a further collaboration under the agreement, KV's wholly-owned subsidiary, ETHEX Corporation, began marketing in fiscal 1998 two of Roche's brand name products generically under a revenue sharing arrangement based on sales and gross margin.



17.      Quarterly Financial Results (Unaudited)

                       ($ in 000's, except per share data)

FISCAL  1999                         1st Quarter      2nd Quarter       3rd Quarter      4th Quarter            Year
------------                         -----------      -----------       -----------      -----------            ----
Net Sales                              $ 25,670         $  26,406        $  27,022         $  35,762       $  114,860

Gross Profit                             10,515            11,759           13,517            17,655           53,446

Pretax Income (a)                         4,150             4,956            6,454            22,073           37,633

Net Income (a)                            2,570             3,062            4,020            13,688           23,340

Earnings Per Share-Basic (b)               0.14              0.16             0.21              0.75             1.26

Earnings Per Share-Diluted (b)             0.13              0.15             0.20              0.69             1.17

FISCAL  1998
------------
Net Sales                                18,202            21,887           28,434            29,963           98,486

Gross Profit                              7,984             9,459           11,393            13,167           42,003

Pretax Income (a)                         2,761             3,556            4,030             6,644           16,991

Net Income (a)                            1,841             2,182            2,763             4,518           11,304

Earnings Per Share-Basic (b)               0.10              0.11             0.15              0.24             0.60

Earnings Per Share-Diluted (b)             0.09              0.11             0.14              0.23             0.58

Note:
----

(a) The fourth quarter of fiscal 1999 includes a non-recurring gain associated with a $7.9 million arbitration award, net of expenses and taxes (see Note 19) and a $3.0 million non-refundable payment associated with an agreement with Roche Holdings, Ltd. (see Note 16). A $3.0 million non-refundable payment was also received in the fourth quarter of fiscal 1998.

(b) All earnings per share amounts have been restated to reflect a 3 for 2 stock split in the form of a 50% stock dividend, declared by the Board of Directors on March 23, 1998 and distributed April 17, 1998 to shareholders of record as of April 3, 1998.


18.      Segment Reporting

         In fiscal 1999, the Company adopted SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information," which revises reporting and disclosure requirements for operating segments. The following information is provided in accordance with the requirements of this statement.

     The Company's operations are principally managed on a products and services basis and are comprised of two reportable segments: Contract Services and Generic Drugs. Contract Services sales are primarily inter-segment sales to the Generic Drugs segment with sales to outside customers contributing 13% of its revenues. The generic business sells prescription pharmaceuticals to major wholesalers, chains and buying groups. All other includes the pharmaceutical compound, licensing and branded businesses which do not meet the required quantitative thresholds for reportability.

         Segment profits are comprised of segment revenues less cost of materials, production costs, depreciation and operating expenses. Only selling, general and administrative expenses directly identifiable with a segment's operations are included in profits. The majority of research and development, general and administrative, amortization and interest expense, as well as interest and other income, are not allocated to segments.


         Revenues and profits for these segments are as follows:


                               Fiscal Year                                                         Corporate
                                  Ended          Contract        Generic           All           Expenses and
                                March 31         Services         Drugs           Other          Eliminations       Consolidated
                               -----------       --------        -------          -----          ------------       ------------
(Thousands of Dollars)

Total Revenues                    1999            $33,234         $91,834        $18,970           $(29,178)            $114,860
                                  1998             27,063          79,193         20,096            (27,866)              98,486
                                  1997             24,173          40,225         12,794            (19,301)              57,891
---------------------------- ---------------- --------------- -------------- ---------------- ------------------ ----------------

Segment Profits                   1999              1,390          36,351          5,463             (5,571)              37,633
                                  1998                817          25,090          9,142            (18,058)              16,991
                                  1997                946          17,509          3,875            (13,023)               9,307
---------------------------- ---------------- --------------- -------------- ---------------- ------------------ ----------------

Identifiable Assets               1999             40,431         133,649         79,727           (125,817)             127,990
                                  1998             37,193          95,152         21,940            (85,924)              68,361
                                  1997             20,861          63,254          9,328            (52,081)              41,362
---------------------------- ---------------- --------------- -------------- ---------------- ------------------ ----------------

Property and
equipment additions               1999              4,433              93            498              3,122                8,146
                                  1998              1,486              24            137              4,305                5,952
                                  1997              1,640             227             73                  -                1,940
---------------------------- ---------------- --------------- -------------- ---------------- ------------------ ----------------

Depreciation and
Amortization                      1999              1,457              74            116                213                1,860
                                  1998              1,479              78            104                227                1,888
                                  1997              1,280              54             72                188                1,594



         Elimination of intersegment revenues consists of revenues reported in the internal management system which are not reportable as revenues under generally accepted accounting principles. Consolidated revenues are principally derived from customers in North America.

         Property and equipment is all located in St. Louis, Missouri.


19.      Nonrecurring Gain

         Under a contract that the Company has with a supplier, issues arose with respect to the timing of supply of a product and the supplier's failure to pursue another product. The terms of the contract provided for binding private arbitration between the parties which resulted in the Company receiving notice of an award in December, 1998 of $13,253,000. The Arbitration Panel subsequently directed the parties to have further discussions including possible replacement products. Payment of the award was deferred pending the outcome of these discussions. Subsequent attempts to obtain replacement products were unsuccessful and the Company expects to be paid the arbitration award on or before June 15, 1999. The award, net of related expenses of $530,000, is reflected in Other Income in the Statement of Income and as an account receivable in the Balance Sheet at March 31, 1999, and, net of applicable income taxes, represents $.40 per common share on a diluted basis.

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

         Not Applicable.


                                    PART III

Item 10. Directors and Executive Officers of the Registrant

         The information contained under the caption "INFORMATION CONCERNING NOMINEE AND DIRECTORS CONTINUING IN OFFICE" in the Company's definitive proxy statement to be filed pursuant to Regulation 14(a) for its 1999 Annual Meeting of Shareholders, which involves the election of a director, is incorporated herein by this reference. Also see Item 4(a) of Part I hereof.

Item 11. Executive Compensation

         The information contained under the captions "EXECUTIVE COMPENSATION" and "INFORMATION AS TO STOCK OPTIONS" in the Company's definitive proxy statement to be filed pursuant to Regulation 14(a) for its 1999 Annual Meeting of Shareholders, which involves the election of a director, is incorporated herein by this reference.

Item 12. Security Ownership of Certain Beneficial Owners and  Management

         The information contained under the caption "SECURITY OWNERSHIP OF PRINCIPAL HOLDERS AND MANAGEMENT" in the Company's definitive proxy statement to be filed pursuant to Regulation 14(a) for its 1999 Annual Meeting of Shareholders, which involves the election of a director is incorporated herein by this reference.

Item 13. Certain Relationships and Related Transactions

         The information contained under the caption "TRANSACTIONS WITH ISSUER" in its definitive proxy statement to be filed pursuant to Regulation 14(a) for its 1999 Annual Meeting of Shareholders, which involves the election of a director, is incorporated herein by this reference.

                                     PART IV

Item 14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K


       (a)     1.  Financial Statements:                                 Page

               The following consolidated financial statements of the Company are included in Part II, Item 8:

               Report of Independent Certified Public Accountants         36

               Consolidated Balance Sheets as of
               March 31, 1999 and 1998                                    18

               Consolidated Statements of Income
               for the Years Ended March 31, 1999, 1998 and 1997          19

               Consolidated Statements of Shareholders'
               Equity for the Years Ended March 31, 1999,
                1998 and 1997                                             20

               Consolidated Statements of Cash Flows
               for the Years Ended March 31, 1999, 1998 and 1997          21

               Notes to Financial Statements                              22

               2.   Financial Statement Schedules:

               Report of Independent Certified Public Accountants regarding financial statement schedules

               Schedule II - Valuation and Qualifying Account

       (b) Reports on Form 8-K. A report on Form 8-K dated April 5, 1999 reporting KV Pharmaceutical Company's acquisition of the world-wide rights and trademark to Micro-K(R) from Wyeth Ayerst Laboratories, the pharmaceutical division of American Home Products Corporation.

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



To the Shareholders and Board of Directors of KV Pharmaceutical Company:



The audits referred to in our report dated May 14, 1999 relating to the consolidated financial statements of KV Pharmaceutical Company which is contained in Item 8 of this Form 10-K included the audit of the financial statement schedule listed in the accompanying index. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based upon our audits.

In our opinion such financial statement schedule presents fairly, in all material respects, the information set forth therein.

BDO SEIDMAN, LLP

St. Louis, Missouri
May 14, 1999


2.      Financial Statement Schedules:
        -----------------------------
                                                   Schedule II
                                            Valuation and Qualifying Accounts
                                            Balance at      Additions charged    Amounts charged         Balance
                                            beginning          to costs and             to                at end
                                             of year             expenses            reserves            of year
                                            ---------       -----------------    ---------------         -------

Year Ended March 31, 1997:
Allowance for doubtful accounts             $   570,498         $   440,911         $   882,355      $   129,054
Inventory obsolescence                          225,000           1,180,516           1,109,194          296,322
                                                -------           ---------           ---------        ---------
                                            $   795,498         $ 1,621,427         $ 1,991,549      $   425,376
                                                =======           =========           =========        =========

Year Ended March 31, 1998:
Allowance for doubtful accounts             $   129,054         $ 1,086,961         $   883,771      $   332,244
Inventory obsolescence                          296,322           1,363,908           1,298,479          361,751
                                                -------           ---------           ---------        ---------
                                            $   425,376         $ 2,450,869         $ 2,182,250      $   693,995
                                                =======           =========           =========        =========

Year Ended March 31, 1999:
Allowance for doubtful accounts             $   332,244         $   412,566         $   113,804      $   631,006
Inventory obsolescence                          361,751           1,031,569             845,032          548,288
                                                -------           ---------           ---------        ---------
                                            $   693,995         $ 1,444,135         $   958,836      $ 1,179,294
                                                =======           =========           =========        =========


Financial Statements of KV Pharmaceutical Company (separately) are omitted because KV is primarily an operating company and its subsidiaries included in the Financial Statements are wholly-owned and are not materially indebted to any person other than through the ordinary course of business.


3.      Exhibits:
        --------

See Exhibit Index on pages 47 through 52 of this Report. Management contracts and compensatory plans are designated on the Exhibit Index.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         KV PHARMACEUTICAL COMPANY


Date:    June 4, 1999                    By  /s/  Marc S. Hermelin
                                             ----------------------------------
                                             Vice Chairman of the Board
                                             (Principal Executive Officer)



Date:    June 4, 1999                    By  /s/  Gerald R. Mitchell
                                             ----------------------------------
                                             Vice President, Finance
                                             (Principal Financial and
                                              Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on the dates indicated by the following persons on behalf of the Company and in their capacities as members of the Board of Directors of the Company:



Date:    June 4, 1999                     By  /s/  Marc S. Hermelin
                                              ---------------------------------
                                              Marc S. Hermelin




Date:    June 4, 1999                     By  /s/  Victor M. Hermelin
                                              ---------------------------------
                                              Victor M. Hermelin




Date:                                     By
                                              ---------------------------------
                                              Garnet E. Peck, Ph.D.




Date:    June 4, 1999                     By  /s/ Norman D. Schellenger
                                              ---------------------------------
                                              Norman D. Schellenger



Date:    June 4, 1999                     By  /s/  Alan G. Johnson
                                              ---------------------------------
                                              Alan G. Johnson

                                  EXHIBIT INDEX
                                  -------------

   Exhibit No.                   Description
   -----------                   -----------

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

      4(f) Reimbursement Agreement dated as of October 16, 1997, between the Company and LaSalle, which was filed as Exhibit 4(f) to the Company's Annual Report or Form 10-K for the year ended March 31, 1998, is incorporated herein by this reference.

      4(g) Deed of Trust and Security Agreement dated as of October 16, 1997, between the Company and LaSalle, which was filed as
                   Exhibit 4(g) to the Company's Annual Report or Form 10-K for the year ended March 31, 1998, is incorporated herein by this reference.

      4(h) First Amendment, dated as of October 28, 1998, to Loan Agreement between the Company and its subsidiaries and LaSalle, filed herewith.

      4(i)         Second  Amendment,  dated  as of  March  11,  1999,  to  Loan
                   Agreement between the Company and its subsidiaries and LaSalle, filed herewith.

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

     10(z)* Agreement between the Company and Marc S. Hermelin, Vice Chairman, dated December 16, 1996, with supplemental letter attached, which was filed as Exhibit 10(z) to the Company's Annual Report on Form 10-K for the year ended March 31, 1997, is incorporated herein by this reference.

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

     10(dd) Asset Purchase Agreement by and between K-V Pharmaceutical Company and American Home Products Corporation, acting through its Wyeth-Ayerst Laboratories division, dated as of February 11, 1999, which was filed as Exhibit 2.1 to the Company's Report on Form 8-K filed April 5, 1999, is incorporated herein by this reference.

     10(ee)* Amendment, dated as of October 30, 1998, to Employment Agreement between the Company and Marc S. Hermelin, Vice Chairman, filed herewith.

     10(ff) Exclusive License Agreement, dated as of April 1, 1999 between Victor M. Hermelin as licensor and the Company as licensee, filed herewith.

     21            List of Subsidiaries, filed herewith.

     23            Consent of BDO Seidman, LLP, filed herewith.

     27            Financial Data Schedule, filed herewith.



     *   Management contract or compensation plan.