Form 10-Q
period 1999-06-30
KV PHARMACEUTICAL CO /DE/
filed 1999-08-13
CIK 57055

8/12/99 - 3:30 PM

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

(X)     Quarterly report for the quarterly period ended         June 30, 1999

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

Yes  X     No

   Title of Class of                             Number of Shares
     Common Stock                        Outstanding as of this Report Date
   -----------------                     ----------------------------------

Class A Common Stock, par value $.01 per share              11,906,157
Class B Common Stock, par value $.01 per share               6,489,561

                                     PART I

                              FINANCIAL INFORMATION

                   KV PHARMACEUTICAL COMPANY AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                For the Three Months Ended June 30, 1999 and 1998
                    (Dollars in 000's except per share data)
                                   (Unaudited)


                                                         1999                          1998
                                                        ------                        ------

Net Revenues                                            $32,794                       $25,670

Costs and Expenses:
   Manufacturing costs and expenses                      16,532                        15,155
   Research and development                               1,828                         1,643
   Selling and administrative                             8,046                         4,857
   Amortization of intangible assets                        500                            42
                                                        -------                       -------
Total costs and expenses                                 26,906                        21,697
                                                        -------                       -------

Operating income                                          5,888                         3,973
                                                        -------                       -------

Other income (expense):
   Interest expense                                        (581)                         (114)
   Interest and other income                                145                           291
                                                        -------                       -------
Total other income (expense)                               (436)                          177
                                                        -------                       -------


Income before income taxes                                5,452                         4,150
Provision for income taxes                                2,073                         1,580
                                                        -------                       -------

Net Income                                              $ 3,379                       $ 2,570
                                                        =======                       =======

Net Income per Common Share-Basic (after
    deducting preferred dividends
    of $105 in 1999 and 1998):                            $0.18                         $0.14
                                                          =====                         =====

Net Income per Common Share-Diluted                       $0.17                         $0.13
                                                          =====                         =====



See Accompanying Notes to Consolidated Financial Statements

                   KV PHARMACEUTICAL COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
             June 30, 1999 (Unaudited) and March 31, 1999 (Audited)
                               (Dollars in 000's)


                                                                                06/30/99            03/31/99
                                                                                --------            --------

ASSETS
------
Current Assets:
  Cash and cash equivalents                                                     $  5,613          $  2,617
  Marketable securities, available-for-sale                                        4,966             7,523
  Receivables, less allowance for doubtful accounts of
    $1,017 and $631 at June 30, 1999 and March 31, 1999, respectively             21,488            18,988
  Receivable, arbitration award                                                        -            13,253
  Inventories                                                                     23,448            23,653
  Deferred income taxes                                                            3,404             3,379
  Prepaid and other current assets                                                   107               168
                                                                                --------          --------
     Total Current Assets                                                         59,026            69,581

Property and equipment, less accumulated depreciation                             20,702            18,967

Intangibles and other assets, net of amortization                                 39,354            39,442
                                                                                --------          --------
TOTAL ASSETS                                                                    $119,082          $127,990
                                                                                ========          ========
LIABILITIES
-----------
Current Liabilities:
  Accounts payable                                                              $  7,035          $  8,667
  Accrued liabilities                                                             10,964            17,090
  Current maturities of long-term debt                                               712               712
                                                                                --------          --------
     Total Current Liabilities                                                    18,711            26,469
Long-term debt                                                                    26,394            31,490
Deferred income taxes                                                                379               379
Other long-term liabilities                                                        2,168             2,104
                                                                                --------          --------

  TOTAL  LIABILITIES                                                              47,652            60,442
                                                                                --------          --------

SHAREHOLDERS' EQUITY
--------------------
7% Cumulative  Convertible  Preferred Stock,  $.01 par value;  $25.00 stated
and liquidation value; 840,000 shares authorized; issued and outstanding -
240,000 and 241,000 shares at June 30, 1999 and March 31, 1999, respectively           2                 2
(convertible into Class A shares at a ratio of 3.75 to one)

Class A and Class B Common Stock, $.01 par value;
 150,000,000 and 75,000,000 shares authorized, respectively;
 Class A-issued 11,941,776 and 11,923,319 as of June 30, 1999 and March 31,
 1999, respectively                                                                  120               120
 Class B-issued 6,525,180 and 6,393,867 as of June 30, 1999 and March 31, 1999,
 respectively (convertible into Class A shares on a one-for-one basis)                65                64
Additional paid-in capital                                                        35,153            34,531
Retained earnings                                                                 36,185            32,911
Accumulated comprehensive loss, net                                                  (40)              (25)
Less: Treasury stock, 35,619 shares each of
  Class A and Class B Common Stock, at cost                                          (55)              (55)
                                                                                --------         ---------
  TOTAL SHAREHOLDERS' EQUITY                                                      71,430            67,548
                                                                                --------         ---------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                      $119,082          $127,990
                                                                                ========          ========


See Accompanying Notes to Consolidated Financial Statements

                   KV PHARMACEUTICAL COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                For the Three Months Ended June 30, 1999 and 1998
                               (Dollars in 000's)
                                   (Unaudited)


                                                                   1999             1998
                                                                   ----             ----
OPERATING ACTIVITIES
Net Income                                                        $ 3,379          $ 2,570
Adjustments to reconcile net income to net
   cash provided by operating activities:
   Depreciation and amortization                                      954              434
   Changes in deferred taxes                                          (24)               -
   Changes in deferred compensation                                    64              130
Changes in operating assets and liabilities:
   (Increase) decrease in receivables                              (2,500)           3,318
   Decrease in receivable arbitration award                        13,253                -
   Decrease (increase) in inventories                                 204             (350)
   (Increase) decrease in prepaid and other assets                   (351)               4
   Decrease in accounts payable and accrued liabilities            (7,758)          (1,721)
                                                                  -------          -------
NET CASH PROVIDED BY OPERATING ACTIVITIES                           7,221            4,385
                                                                  -------          -------

INVESTING ACTIVITIES
   Purchase of property and equipment, net                         (2,189)            (544)
   Sale of marketable securities                                    2,543                -
                                                                  -------          -------

NET CASH PROVIDED  BY (USED IN)
INVESTING ACTIVITIES                                                  354             (544)
                                                                  -------          -------

FINANCING ACTIVITIES
   Principal payments on long-term debt                            (5,097)             (59)
   Dividends paid on Preferred Stock                                 (105)            (105)
   Exercise of Common Stock options                                   623              283
                                                                  -------          -------
NET CASH (USED IN) PROVIDED BY
FINANCING ACTIVITIES                                               (4,579)             119
                                                                  -------          -------

INCREASE IN CASH AND CASH EQUIVALENTS                               2,996            3,960
CASH AND CASH EQUIVALENTS AT:
   BEGINNING OF YEAR                                                2,617           18,158
                                                                  -------          -------
   END OF PERIOD                                                  $ 5,613          $22,118
                                                                  =======          =======



See Accompanying Notes to Consolidated Financial Statements

              NOTES TO SUMMARIZED CONSOLIDATED FINANCIAL STATEMENTS



NOTE A -- BASIS OF PRESENTATION

                  The interim financial statements presented here have been prepared in conformity with the accounting principles and practices and methods of applying the same (including consolidating practices) reflected in the Annual Report of the Company on Form 10-K for the year ended March 31, 1999 filed with the Securities & Exchange Commission, except that detailed footnotes and schedules are not included. Reference is hereby made to the footnotes and schedules contained in the Annual Report. All significant intercompany balances and transactions have been eliminated and, in the opinion of management, all adjustments, which are of a normal recurring nature only, necessary to present a fair statement of the results of the Company and its subsidiaries have been made.

NOTE B  -  EARNINGS PER SHARE

         The following table is presented in thousands and sets forth the computation of basic and diluted earnings per share:


                                                 For the Three Months Ended June 30,
Numerator:                                              1999            1998
                                                        ----            ----

Net income                                             $ 3,379       $ 2,570

Preferred Stock dividends                                 (105)         (105)
                                                       -------       -------
Numerator for basic earnings per
   share--income available to common
   shareholders                                          3,274         2,465

Effect of dilutive securities:
   Preferred Stock dividends                               105           105
                                                       -------       -------

Numerator for diluted earnings per
   share-income available to
   common shareholders after
   assumed conversions                                 $ 3,379      $ 2,570
                                                       =======      =======

Denominator:

Denominator for basic earnings per
   share--weighted-average shares                       18,373       18,145
                                                       -------       ------

Effect of dilutive securities:
   Employee stock options                                  609          940
   Convertible Preferred Stock                             900          904
                                                       -------       ------

Dilutive potential Common Shares                         1,509        1,844
                                                       -------       ------

Denominator for diluted earnings
   per share--adjusted weighted-average
   shares and assumed conversions                       19,882       19,989
                                                       =======      =======

Basic Earnings per Share (1):                           $ 0.18       $ 0.14
                                                        ======       ======

Diluted Earnings per Share (1) (2) (3):                 $ 0.17       $ 0.13
                                                        ======       ======


(1) The two-class method for Class A and Class B Common Stock is not presented because the earnings per share are equivalent to the if converted method since dividends were not declared or paid and each class of common stock has equal ownership of the Company.

(2) Employee stock options to purchase 61,750 shares at June 30, 1999 and 750 shares at June 30, 1998 are not included in the computation of diluted earnings per share because they are anti-dilutive. The exercise prices of these options exceeded the average market prices of the shares under option in each respective period.

(3) The options to purchase Class A Common Stock sold in connection with an agreement entered into in January 1996 are not included in the computation of diluted EPS because the options' minimum exercise price was greater than the average market price of the Class A Common Shares. All options sold under this agreement expired September 29, 1998.

NOTE C - SEGMENT  FINANCIAL  INFORMATION

          The reportable segments of the Company are specialty generics and pharmaceutical services. Segment operating results are measured based on income before taxes.



                                                                                                   Corporate
                                             Specialty        Pharmaceutical         All         Expenses and
June 30, 1999  ($ in 000's)                   Generics           Services           Other        Eliminations       Consolidated
--------------------------------              --------           --------           -----        ------------       ------------

Revenues                                       $25,389           $10,809             $ 6,769       $(10,173)           $32,794
Depreciation and amortization                       31               378                  45            500                954
Income before income taxes                      10,644              (169)                942         (5,965)             5,452
Total assets                                   138,615            42,448               8,504        (70,485)           119,082
Capital expenditures                                 -             2,189                   -              -              2,189



June 30, 1998  ($ in 000's)
Revenues                                       $20,653          $  6,485             $ 3,776        $(5,244)           $25,670
Depreciation and amortization                       18               352                  22             42                434
Income before income taxes                       7,925              (105)                683         (4,353)             4,150
Total assets                                   101,412            42,727              15,769        (90,450)            69,458
Capital expenditures                                 9               535                   -              -                544






NOTE D - SUBSEQUENT EVENT: PRODUCT  ACQUISITION

         On August 2, 1999, the Company acquired the worldwide rights and trademark for the prescription prenatal product, PreCare(R), from UCB Pharma for $8.5 million. The purchase price was funded by $4 million in cash payments and $4 million in Class A Common Stock, which is guaranteed to have a market value of not less than $4.5 million on August 2, 2000 and can be repurchased by KV for the same amount.

          The PreCare(R) product had net sales of $4.3 million in 1998 and competes in a total U.S. market of approximately $100 million for prescription prenatal supplementation products. The Company plans to use the PreCare(R) trade name as a brand franchise for other uniquely positioned, patent protected women's healthcare products planned for introduction in fiscal 2000 and 2001. Profits from the addition of the PreCare(R) product are expected to have an accretive earnings effect during the current fiscal year.

NOTE E - LONG-TERM DEBT

         On June 22, 1999, the Company amended its "Revolving Note" Agreement with LaSalle National Bank to extend the "Revolving Credit Maturity Date" from June 15, 2000 to October 15, 2000. All other terms and conditions of the agreement remained the same.

         Any forward-looking statements set forth in this Report are necessarily subject to significant uncertainties and risks. When used in this Report, the words "believes," "anticipates," "intends," "expects," and similar expressions are intended to identify forward-looking statements. Actual results could be materially different as a result of various possibilities. Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Item 2. Management's Discussion and Analysis of Results of Operations, and Liquidity and Capital Resources

     (a)  Results of Operations

         Revenues. Consolidated net revenues for the first quarter of fiscal 2000 ended June 30, 1999 increased $7.1 million, or 27.8%, to $32.8 million from $25.7 million for the same period last year. The increase in revenues was due primarily to higher sales of specialty generics and brand products.

         Specialty generic sales through the Company's ETHEX subsidiary increased $4.7 million, or 22.9%, during the quarter to $25.4 million due to net volume increases across the majority of the product line ($3.7 million), and net price increases ($1.0 million). The volume increase includes increases in market share in cardiovascular and women's health categories ($5.2 million) and a full quarter's impact of products introduced in the prior year ($2.1 million).

         Brand product sales through the Company's Ther-Rx subsidiary represent sales for the quarter of the Micro-K(R) product line ($2.7 million) acquired from American Home Products in March 1999. The Company began promoting the product through its detail sales force late in the first quarter and expects a positive effect on revenues over the next several quarters as prescription volume increases in response to this selling effort.

         Costs and Expenses. Manufacturing costs increased $1.4 million, or 9.1%, during the quarter to $16.5 million due to increased volume. Manufacturing costs as a percent of revenues declined to 50.4% from 59.0% last year due to favorable product mix and improved margins and pricing as shown in the following table:

                                                  %  Revenues
                                                  -----------

     FY99 Manufacturing Costs                         59.0%
     Change due to:
       Product mix                                    (5.1)
       Pricing                                        (3.5)
     FY00 Manufacturing Costs                         50.4%

         Research and development costs increased $.2 million, or 11.2%, to $1.8 million during the quarter from $1.6 million in last year's first quarter. The increase was primarily due to higher personnel and related supplies ($126,000) and higher levels of clinical testing ($42,000) to support increased activity in the research and development of products. The Company expects research and development expenses to continue to increase over the next two quarters to support planned new product development.

         Selling and administrative expenses increased $3.2 million, or 65.7%, to $8.0 million during the quarter from $4.8 million in last year's first quarter. As a percent of revenues, selling and administrative expenses increased to 24.5% from 18.9% last year. The increase was due primarily to added expenses in the sales, marketing and administrative areas of the Company to support branded sales and marketing ($1.8 million), increased advertising and promotion ($.8 million) and additional personnel ($.5 million).

         Amortization expense increased $.5 million related to the amortization of acquired product rights.

         Interest expense increased $.5 million during the quarter compared to the same period last year due to increased debt incurred for a product acquisition.

         Net Income. As a result of the factors described above, net income improved $.8 million, or 31.5%, to $3.4 million in the first quarter of fiscal 2000 from net income of $2.6 million in the first quarter of fiscal 1999.

     (b) Liquidity and Capital Resources

         Cashflow. Cashflow from operations was $7.2 million for the first quarter of fiscal 2000, an increase of $2.8 million, or 64.7%, over the first quarter of last year. The increase in operating cash flow compared to last year was due to higher net income before depreciation, amortization and other non-cash charges ($1.2 million), the collection of an arbitration award ($13.3 million) and a decrease in inventory ($.5 million). The increases were partially offset by an increase in trade accounts receivable ($5.8 million), a decrease in accounts payable ($3 million) and a decrease in accrued liabilities ($3 million). The increase in trade accounts receivable reflects the increase in sales and timing of customer orders for the quarter. The decrease in accounts payable was due to a reduction in the purchase of raw material and packaging inventories due to improved material requirements planning. The decrease in accrued liabilities was due primarily to a decrease in accrued income taxes paid in the quarter related to the arbitration award recorded in fiscal 1999.

         Investing activities for the first quarter included capital expenditures of $2.2 million, offset by the sale of $2.5 million of marketable securities. Capital expenditures were primarily for production equipment, laboratory improvements and the upgrade of the Company's business software and network systems. Marketable securities were sold in anticipation of further reductions in long term debt in the second quarter.

         The Company paid down long-term debt associated with a product line acquisition by $5.1 million using cash provided by operations during the quarter.

         The Company believes that existing cash and securities balances, cash generated from operating activities and funds available under its credit facility will be adequate to fund operating activities for the presently foreseeable future including the payment of short term and long term debt obligations, capital improvements, product development activities and expansion of marketing capabilities for the branded pharmaceutical business.

         Balance Sheet and Ratios. The following table sets forth selected balance sheet data and financial ratios at June 30 and year-end March 31, 1999:

                                                  ($ in 000's)
                                             6/30/99        3/31/99
                                             -------        --------
          Working Capital                    40,315         43,112
          Working Capital Ratio              3.2 to 1       2.6 to 1
          Quick Assets                       32,067         42,381
          Quick Ratio                        1.7 to 1       1.1 to 1
          Long-Term Debt                     26,394         31,491
          Stockholders' Equity               71,431         67,548
          Long-Term Debt to Equity           .37 to 1       .47 to 1


         Working capital decreased $2.8 million during the first quarter, compared to the balance at the end of fiscal 1999, as current assets decreased $10.6 million, or 15.2 %, while current liabilities decreased $7.8 million, or 29.3%. The decrease in current assets was due primarily to the collection of the $13.3 million arbitration receivable at year-end, the proceeds from which were used to pay income taxes ($6.0 million), fund capital expenditures ($2.2 million) and pay down long-term debt ($5.1 million). Current liabilities decreased primarily due to a $5.1 million decrease in accrued income taxes and a $1.6 million reduction in accounts payable from lower inventory purchases. Quick assets declined $10.3 million, or 24%, due primarily to the utilization of cash for the aforementioned expenditures on taxes, capital expenditures and reduction of long-term debt. The working capital ratio improved to 3.2 to 1 and the quick ratio to 1.7 to 1 as current liabilities declined at a faster rate than current assets and quick assets.

         The debt to equity ratio improved during the quarter due to the pay down of long-term debt and the increase in stockholders' equity attributable to the Company's net income for the quarter.

         Inflation. Although at reduced levels in recent years, inflation continues to apply upward pressure on the cost of goods and services used by the Company. However, the Company believes that the net effect of inflation on its operations has been minimal during the current quarter and the prior year. In addition, changes in the mix of products sold and the effect of competition has made a comparison of changes in selling prices less meaningful relative to changes in the overall rate of inflation during the quarter and prior year.

         Year 2000 Project. The Company utilizes computer technologies throughout its business to effectively carry out its day-to-day operations. Computer technologies include both information technology in the form of hardware and software, as well as embedded technology in the Company's facilities and equipment. Similar to most companies, the Company must determine whether its systems are capable of recognizing and processing date-sensitive information properly as the year 2000 approaches. The Company is utilizing a multi-phased concurrent approach to address this issue. The phases included in the Company's approach are the awareness, assessment, validation, remediation and implementation phases. The Company has completed the awareness, assessment and validation phases and is very active in the remediation and implementation phases.

         The Company currently intends to complete the year 2000 project, including the few testing and remediation tasks that remain, prior to September 30, 1999. The costs associated with the project are not expected to exceed $766,000 (of which approximately $587,000 had been incurred as of June 30, 1999), and are not deemed to materially impact the Company's consolidated financial position, results of operations or cash flows in future periods. The Company is actively correcting and replacing the remaining systems which are not year 2000 ready in order to ensure the Company's ability to continue to meet its internal needs and those of its customers and suppliers.

         The Company is finalizing formal communications with all of its significant suppliers and critical business partners to determine year 2000 compliance of its dependents and has developed contingency plans to minimize interruptions in business in the event a third party is unable to perform. An interruption of the Company's ability to conduct its business due to a year 2000 readiness problem could have a material adverse effect on the Company. The Company is not presently aware of any such significant exposure; however, there can be no guarantee that the systems of third parties on which the Company relies will be converted in a timely manner or that a failure to properly convert by another company would not have a material adverse effect on the Company.

         The Company presently believes that the most reasonably likely worst-case scenarios that the Company might confront with respect to Year 2000 issues have to do with third parties not being Year 2000 compliant. The Company is finalizing the evaluation of vendor compliance and has developed contingency plans, such as alternate vendor opportunities, in the event a vendor is not available.

         Based upon the planning and implementation completed to date, the Company believes that, with modifications to existing software, conversions to new software and appropriate remediation of embedded chip equipment, the Year 2000 issue is not reasonably likely to pose significant operational problems for the Company's information technology systems and embedded chip equipment as so modified and converted.

                           PART II. OTHER INFORMATION

Item 6:   Exhibits and Reports on Form 8-K.

          (a)  No Exhibits

          (b) Reports on Form 8-K. A report on Form 8-K dated April 5, 1999 reporting KV Pharmaceutical Company's acquisition of the world-wide rights and trademark to Micro-K(R) from Wyeth Ayerst Laboratories, the pharmaceutical division of American Home Products Corporation and a report on Form 8-K/A dated
               June 2, 1999 amending Form 8-K filed on April 5,1999.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        KV PHARMACEUTICAL COMPANY




Date:     August 13, 1999                  /s/ Marc S. Hermelin
                                        -------------------------------------
                                        Marc S. Hermelin
                                        Vice Chairman of the Board and
                                        Chief Executive Officer





Date:     August 13, 1999                  /s/ Gerald R. Mitchell
                                        -------------------------------------
                                        Gerald R. Mitchell
                                        Vice President - Finance
                                        Chief Financial Officer