Form 10-Q
period 1999-09-30
KV PHARMACEUTICAL CO /DE/
filed 1999-11-15
CIK 57055

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

(X)      Quarterly report for the quarterly period ended  September 30, 1999

                                       OR

(   )    Transition  Report Pursuant  to Section  13 or 15(d) of The  Securities
         Exchange Act of 1934

Commission file number    1-9601
                        -----------

                           K-V PHARMACEUTICAL COMPANY
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         DELAWARE                                         43-0618919
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

                2503 SOUTH HANLEY ROAD, ST. LOUIS, MISSOURI 63144
--------------------------------------------------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

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

Yes   X            No
    -----              ------

       Title of Class of                                Number of Shares
          Common Stock                        Outstanding as of this Report Date
       -----------------                      ----------------------------------

Class A Common Stock, par value
$.01 per share                                             12,184,585

Class B Common Stock, par value
$.01 per share                                              6,576,641

                                     PART 1
                              FINANCIAL INFORMATION


                   KV PHARMACEUTICAL COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
         FOR THE THREE AND SIX MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                                   (UNAUDITED)
                               (DOLLARS IN 000'S)


                                                       FOR THE THREE                                FOR THE SIX
                                                        MONTHS ENDED                                MONTHS ENDED
                                                    -------------------------               --------------------------
                                                     9/30/99          9/30/98                9/30/99           9/30/98
                                                     -------          --------               -------          --------

Net Revenues                                         $36,011          $26,406                $68,805           $52,075
                                                     -------          -------                -------           -------

Costs and Expenses:
   Manufacturing costs and expenses                   15,693           14,647                 32,225            29,801
   Research and development                            2,076            1,662                  3,904             3,305
   Selling and administrative                         10,401            5,330                 18,447            10,187
   Amortization of intangible assets                     569               40                  1,069                82
                                                      ------          -------                 ------            ------
Total costs and expenses                              28,739           21,679                 55,645            43,375
                                                      ------           ------                 ------            ------

Operating income                                       7,272            4,727                 13,160             8,700
                                                      ------           ------                 ------            ------

Other income (expense):
   Interest expense                                     (503)            (112)                (1,084)             (226)
   Interest and other income                              79              341                    225               632
                                                      ------            ------               -------            ------
Total other income (expense)                            (424)             229                   (859)              406
                                                      ------            ------               -------            ------

Income before income taxes                             6,848            4,956                 12,301             9,106
Provision for income taxes                             2,601            1,894                  4,674             3,474
                                                      ------           ------                -------           -------

Net Income                                           $ 4,247          $ 3,062                $ 7,627           $ 5,632
                                                     =======          =======                =======           =======

Net Income per Common Share-Basic
   (after deducting preferred dividends of $105
   and $105 for the three month periods and $211
   and $210 for the six-month periods of 1999
   and 1998, respectively)                             $0.22            $0.16                  $0.40             $0.30
                                                       =====            =====                  =====             =====

Net Income per Common Share-Diluted                    $0.21            $0.15                  $0.38             $0.28
                                                       =====            =====                  =====             =====


           SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   KV PHARMACEUTICAL COMPANY AND SUBSIDIARIES
                              COMPREHENSIVE INCOME
         FOR THE THREE AND SIX MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                                   (UNAUDITED)
                               (DOLLARS IN 000'S)


                                                 FOR THE THREE                FOR THE SIX
                                                 MONTHS ENDED                 MONTHS ENDED
                                             ---------------------        ----------------------
                                             9/30/99       9/30/98        9/30/99        9/30/98
                                             -------       -------        -------        -------

Net income                                    $4,247        $3,062         $7,627          $5,632
                                              ------        ------         ------          ------
Other comprehensive income, net of tax:
   Unrealized losses on securities:
      Unrealized holding losses arising
      during period                               (2)            -            (10)            -
      Reclassification adjustment for
      losses included in net income               25             -             18             -
                                            --------       -------       --------          ------
Other comprehensive income                        23             -              8             -
                                              ------
Comprehensive income                          $4,270        $3,062         $7,635          $5,632
                                              ======        ======         ======          ======


                   KV PHARMACEUTICAL COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      SEPTEMBER 30, 1999 AND MARCH 31, 1999
                                 (DOLLARS IN 000'S)

                                            UNAUDITED
                                            09/30/99                03/31/99
ASSETS                                      ---------               ---------
Current Assets:
   Cash and equivalents                        $1,602                 $ 2,617
   Marketable securities,
     available-for-sale                         1,999                   7,523
   Receivables                                 24,088                  18,988
   Receivable, arbitration award                    -                  13,253
   Inventories                                 28,085                  23,653
   Deferred income taxes                        3,390                   3,379
   Prepaid and other current assets               172                     168
                                           ----------           -------------
      Total Current Assets                     59,336                  69,581

Net property and equipment, less
  accumulated depreciation                     23,991                  18,967

Intangibles and other assets, net
  of amortization                              47,305                  39,442
                                           ----------              ----------

    TOTAL  ASSETS                            $130,632                $127,990
                                             ========                ========

LIABILITIES
Current Liabilities:
   Accounts payable                          $  9,508                $  8,667
   Accrued liabilities                         13,444                  17,090
   Current maturities of long-term debt         1,644                     712
                                           ----------              ----------
     Total Current Liabilities                 24,596                  26,469

Long-term debt                                 22,297                  31,490
Deferred income taxes                             379                     379
Other long-term liabilities                     2,232                   2,104
                                           ----------              ----------
    TOTAL  LIABILITIES                         49,504                  60,442
                                            ---------                --------

Commitments and Contingencies

SHAREHOLDERS' EQUITY

7% Cumulative Convertible Preferred
  Stock, $.01 par value; $25.00
  stated and liquidation value;
  840,000 shares authorized;
  issued and outstanding-240,000
  and 241,000 shares as of
  September 30, 1999 and
  March 31, 1999, respectively
  (convertible into Class A shares                  2                       2
  at a ratio of 3.75 to one)

Class A and Class B Common Stock, $.01
  par value; 150,000,000 and 75,000,000
  shares authorized, respectively; Class
  A-issued 12,220,204 and 11,941,776 as
  of September 30, 1999 and March 31, 1999,
  respectively                                    122                     120

  Class B-issued 6,612,260 and 6,525,180
    as of September 30, 1999 and March 31,
    1999, respectively (convertible into
    Class A shares on a one-for-one basis)         66                      64
Additional paid-in capital                     40,682                  34,531
Retained earnings                              40,328                  32,911
Accumulated comprehensive loss, net               (17)                    (25)
Less:  Treasury Stock 35,619 shares
  each of Class A and Class B Common
  Stock, at cost                                  (55)                    (55)
                                           ------------            ------------

    TOTAL  SHAREHOLDERS'  EQUITY               81,128                  67,548
                                            ---------               ---------

TOTAL LIABILITIES AND
  SHAREHOLDERS' EQUITY                       $130,632                $127,990
                                             ========                ========

           SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   KV PHARMACEUTICAL COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE SIX MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                                   (UNAUDITED)
                               (DOLLARS IN 000'S)



                                                      1999             1998
                                                   --------          -------
OPERATING ACTIVITIES
Net Income                                         $  7,627         $ 5,632

Adjustments to reconcile net income
  to net cash provided by operating
   activities:
   Depreciation and amortization                      2,019            872
   Changes in deferred taxes                            (11)           -
   Changes in deferred compensation                     128            259
Changes in operating assets and liabilities:
   (Increase) decrease in receivables                (5,100)         2,575
   Decrease in receivable arbitration award          13,253            -
   Increase in inventories                           (4,432)        (2,040)
   (Increase) decrease in prepaids and
      other assets                                     (471)           376
   (Decrease) increase in accounts
      payable and accrued liabilities                (2,806)           583
                                                  ---------      ---------

  NET CASH PROVIDED BY OPERATING ACTIVITIES          10,207          8,257
                                                  ---------      ---------

INVESTING ACTIVITIES
   Purchase of property and equipment, net           (5,973)        (1,911)
   Sale of marketable securities                      5,532            -
   Product acquisition                               (3,033)           -
                                                  ---------        -------
NET CASH (USED IN) INVESTING ACTIVITIES              (3,474)        (1,911)
                                                  ---------        -------

FINANCING ACTIVITIES
   Principal payments on long-term debt              (9,193)          (116)
   Dividends paid on Preferred Stock                   (210)          (211)
   Exercise of Common Stock options                   1,655            435
                                                  ---------      ---------

NET CASH (USED IN) PROVIDED BY
FINANCING ACTIVITIES                                 (7,748)           108
                                                  ---------      ---------

(DECREASE) INCREASE  IN CASH AND
  CASH EQUIVALENTS                                   (1,015)         6,454
CASH AND CASH EQUIVALENTS AT:
   BEGINNING OF YEAR                                  2,617         18,158
                                                    -------        -------
   END OF PERIOD                                     $1,602        $24,612
                                                     ======        =======

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Portion of product acquisition
   acquired through issuance of:
      Short-term debt                              $   932            -
      Common stock                                  $4,500            -


          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

              NOTES TO SUMMARIZED CONSOLIDATED FINANCIAL STATEMENTS


NOTE A  -  BASIS OF PRESENTATION

         The interim financial statements presented here have been prepared in conformity with the accounting principles and practices and methods of applying the same (including consolidating practices) reflected in the Annual Report of the Company on Form 10-K for the year ended March 31, 1999 filed with the Commission, except that detailed footnotes and schedules are not included. Reference is hereby made to the footnotes and schedules contained in the Annual Report. All significant intercompany balances and transactions have been eliminated and, in the opinion of management, all adjustments, which are of a normal recurring nature only, necessary to present a fair statement of the results of the Company and its subsidiaries have been made.


NOTE  B  -  INVENTORIES

         Inventories consist of ($ in 000's):


                                         September 30, 1999      March 31, 1999
                                         ------------------      --------------

         Finished products                        $12,661             $11,411
         Work-in-process                            3,307               2,282
         Raw materials and supplies                12,117               9,960
                                                ---------           ---------

                                                  $28,085             $23,653
                                                  =======             =======

NOTE C - EARNINGS PER SHARE

         The following table sets forth the computation of basic and diluted earnings per share:



                                               FOR THE THREE MONTHS ENDED               FOR THE SIX MONTHS ENDED

NUMERATOR:                                    9/30/99             9/30/98             9/30/99             9/30/98
                                              -------             -------             -------             -------

Net income                                     $ 4,247             $ 3,062              $ 7,627            $ 5,632

Preferred Stock dividends                         (105)               (105)                (210)             (211)
                                              --------            --------             --------          --------

Numerator for basic earnings per
   Share-income available to common
   Shareholders                                  4,142               2,957                7,417              5,421

Effect of dilutive securities:
   Preferred Stock dividends                       105                 105                  210                211
                                              --------            --------             --------           --------

Numerator for diluted earnings per
   Share-income available to
   common Shareholders after
   assumed conversions                          $4,247              $3,062               $7,627             $5,632
                                                ======              ======               ======             ======

DENOMINATOR:
Denominator for basic earnings per
   Share-weighted-average shares                18,693              18,198               18,533             18,172
                                               -------             -------              -------            -------

Effect of dilutive securities:
   Employee stock options                          623                 918                  595                919
   Convertible Preferred Stock                     900                 904                  900                904
                                                ------              ------            ---------          ---------

Dilutive potential Common Shares                 1,523               1,822                1,495              1,823
                                                 -----               -----             --------           --------

   Denominator for diluted earnings
      per share-adjusted weighted-average
      shares and assumed conversions            20,216              20,020               20,028             19,995
                                                ======              ======               ======             ======

BASIC EARNINGS PER SHARE (1):                   $0.22               $0.16                $0.40              $0.30
                                                =====               =====                =====              =====

DILUTED EARNINGS PER SHARE (1) (2):             $0.21               $0.15                $0.38              $0.28
                                                =====               =====                =====              =====



(1) The two-class method for Class A and Class B Common Stock is not presented because the earnings per share are equivalent to the if converted method since dividends were not declared or paid and each class of common stock has equal ownership of the Company.

(2) Employee stock options to purchase 179,250 shares at September 30, 1999 and 750 shares at September 30, 1998 of Class A and Class B Common Stock are not included in the computation of diluted earnings per share because their exercise price was greater than the average market price during the quarter and as such are considered anti-dilutive.


NOTE D - SEGMENT  FINANCIAL  INFORMATION

         The reportable segments of the Company are specialty generics and contract services. Segment operating results are measured based on income before taxes.


                                                                                            Corporate
                                         Specialty         Contract           All         Expenses and
                                          Generics         Services          Other        Eliminations      Consolidated
                                         ---------         --------          --------     ------------      ------------
For the Three Months Ended
September 30, 1999  ($ in 000's)
--------------------------------

Revenues                                     $26,286       $10,934              $8,892      $(10,101)           $36,011
Depreciation and amortization                     22           439                  34           569              1,064
Income before income taxes                    12,139           513               1,280        (7,084)             6,848
Capital expenditures                             202         3,543                  39             -              3,784


For the Three Months Ended
September 30, 1998  ($ in 000's)
--------------------------------

Revenues                                     $22,294        $6,385              $3,447       $(5,720)           $26,406
Depreciation and amortization                     18           361                  20            40                439
Income before income taxes                     9,464          (595)                624        (4,537)             4,956
Capital expenditures                              20         1,323                  24             -              1,367


For the Six Months Ended
September 30, 1999 ($ in 000's)
-------------------------------

Revenues                                     $51,675       $21,743             $15,752      $(20,365)           $68,805
Depreciation and amortization                     63           792                  68         1,096              2,019
Income before income taxes                    22,782           344               2,295       (13,120)            12,301
Total assets                                  26,435        49,472              13,062        41,663            130,632
Capital expenditures                             202         5,699                  72             -              5,973


For the Six Months Ended
September 30, 1998  ($ in 000's)
--------------------------------

Revenues                                     $42,947       $12,870              $7,223      $(10,965)           $52,075
Depreciation and amortization                     36           712                  41            83                872
Income before income taxes                    17,389          (702)              1,308        (8,889)             9,106
Total assets                                  14,645        47,704               7,471         5,123             74,943
Capital expenditures                              28         1,859                  24             -              1,911


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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS, AND LIQUIDITY AND CAPITAL RESOURCES

          (A)    RESULTS OF OPERATIONS

         REVENUES. Consolidated net revenues for the second quarter of fiscal 2000 ended September 30, 1999 increased $9.6 million, or 36.4%, to $36 million from $26.4 million for the same period last year. Year-to-date consolidated net revenues were $68.8 million, an increase of $16.7 million, or 32.1%, over the same period last year. The increases in revenues for the quarter and year-to-date were due primarily to higher sales of new brand-name products and specialty generics.

         Brand product sales through the Company's Ther-Rx Corporation subsidiary were $4.6 million for the quarter and $7.2 million year-to-date all of which are incremental to the prior year given the start-up of Ther-Rx late in the fourth quarter of last fiscal year. Sales benefited from the acquisition in August 1999 of the PreCare(R) line of prenatal vitamins from UCB Pharma and the subsequent introductions of Pre-Care(R) Chewables and PremesisRx(TM) under the PreCare(R) line of women's health care pharmaceuticals. PreCare(R) Chewables is the world's first prescription chewable prenatal vitamin. PremesisRx(TM) is a prescription product designed to reduce pregnancy-related nausea when used in conjunction with a physician-prescribed regimen to minimize nausea. The Company plans to introduce additional products in the coming months.

         Specialty generic sales through the Company's ETHEX Corporation subsidiary increased $4 million, or 17.9%, for the quarter and were up $8.7 million, or 20.3%, year-to-date over the same periods of the prior year. The increases in both periods were due to new products introduced this year and last year ($3.9 million for the quarter and $6.3 million year-to-date) and selective price increases ($2.7 million for the quarter and $3.9 million year-to-date).

         COSTS AND EXPENSES. Manufacturing costs as a percent of revenue declined for the quarter and year-to-date due to the effects of favorable pricing and product mix. The improvement in product mix reflects the increase in the relative contribution of higher margin branded sales to total sales. For the quarter, manufacturing costs declined to 43.6% from 55.5% in the prior year and for the year-to-date to 46.8% from 57.2% last year. The components of the change are shown in the following table:

                                                      % Revenue
                                              ---------------------------
                                              Quarter        Year-to-Date
                                              -------        ------------
         FY 99 Manufacturing Costs              55.5             57.2
         Change due to:
         Product Mix/Volume                    (11.7)           (10.4)
         Selling Pricing                        (3.5)            (2.8)
         Manufacturing Costs                     3.3              2.8
                                              ------            ------
         FY 00 Manufacturing Costs              43.6             46.8
                                              ======            ======

         Research and development expense increased $.4 million, or 25%, for the quarter and $.6 million, or 18%, for the year-to-date compared to the same periods of the prior year. The increase in expense in both periods is due primarily to higher research costs to support clinical testing programs in support of the Company's new products.

         Selling and administrative expenses increased $5.1 million, or 95%, for the quarter and $8.3 million, or 81%, for the year-to-date compared to the same periods of the prior year. The increase in both periods is due primarily to the Company's continued investment in expanding the sales force for its Ther-Rx brand-name marketing division. Selling expenses associated with this effort were $3.3 million for the quarter and $5.1 million for the year-to-date. Marketing expenses to support the continued growth of the specialty generics business increased $.6 million and $1.1 million for the quarter and year-to-date, respectively.

         Amortization expense increased $.5 million for the quarter and $1 million for the year-to-date due to the amortization of product rights acquired in March 1999 and August 1999.

         Interest expense, net of interest income, increased $.7 million in the quarter and is up $1.3 million for the year-to-date on higher borrowings incurred to finance product acquisitions and facilities expansion.

         NET INCOME. As a result of the factors described above, net income improved $1.2 million, or 38.7% to $4.2 million for the quarter ending September 30, 1999 compared to the same period last year. For the six months ended September 30, 1999 net income improved $2 million, or 35.4% to $7.6 million compared to the same period of the prior year.

         (B) LIQUIDITY AND CAPITAL RESOURCES

         CASHFLOW. Cash provided by operations was $10.3 million for the first six months of fiscal 2000, an increase of $2.2 million, or 27%, over the first six months of fiscal 1999. The increase in operating cash flow compared with last year was due to higher net income, depreciation, amortization and other non-cash charges ($3 million) and the collection of an arbitration award ($13.3 million). These increases were largely offset by a $14. 1 million increase in the net use of working capital over the same period last year. This net increase in the use of working capital consisted of increases in trade accounts receivable ($7.7 million), inventories ($2.4 million) and other current assets ($.6 million) to support business growth, and decreases in accounts payable and accrued expenses ($3.4 million). The increase in trade accounts receivable reflects the $16.7 million growth in net sales over the same period last year, and includes the impact of the new products launched by Ther-Rx and ETHEX. Inventories increased in anticipation of customer needs during the upcoming cough cold season and in support of the recent new product launches. The decreases in accounts payable and accrued liabilities were due primarily to a decrease in accrued income taxes paid during the first quarter in connection with the arbitration award recorded in fiscal 1999.

         Investing activities for the first six months of fiscal 2000 included cash outlays for capital expenditures of $6 million and product acquisitions of $3 million, partially offset by cash provided by the sale of $5.5 million of marketable securities. Capital expenditures were primarily for production equipment, laboratory improvements and the upgrade of the Company's business software and network systems. During the second quarter, the Company acquired the worldwide rights to PreCare(R) for approximately $8.5 million, consisting of $3 million cash, $4.5 million Class A Common Stock and a $1 million note. Marketable securities were sold to pay down long-term debt.

         The Company paid down long-term debt totaling $9 million during the first six months of fiscal 2000.

         The Company believes that existing cash and securities balances, together with cash generated from operating activities and funds available under its credit facility, will be adequate to fund operating activities for the presently foreseeable future, including the payment of short-term and long-term obligations, capital improvements, product development activities and the expansion of marketing capabilities for the brand pharmaceutical business.

         BALANCE SHEET AND RATIOS. The following table sets forth selected balance sheet data and financial ratios as of September 30 and year-end March 31, 1999:

--------------------------------------------------------------------------------
($ in 000's)
                                                 September 99     March 99
                                                 ------------    ----------

Working capital................................   $ 34,740       $ 43,112
Long-term debt.................................     22,297         31,490
Shareholders' equity...........................     81,128         67,548

Working capital ratio..........................        2.4            2.6
Long-term debt to equity.......................       0.27           0.47
--------------------------------------------------------------------------------

         Working capital decreased $8.4 million during the first six months of fiscal 2000 compared with the balance at the end of fiscal 1999. Current assets decreased $10.3 million, or 15%, while current liabilities decreased $1.9 million, or 7%. The decrease in current assets was due primarily to the collection of the $13.3 million arbitration award included in receivables at year-end, the proceeds of which were used to pay income taxes ($6 million), capital expenditures ($2.2 million) and long-term debt ($9.2 million). Current liabilities decreased due to a $5.3 million reduction in accrued income taxes, partially offset by a $.9 million increase in short-term debt related to the PreCare(R) acquisition, a $.9 million increase in accounts payable from higher inventory levels, and a $1.6 million increase in marketing and promotional accruals in connection with new product launches. The working capital ratio dipped slightly to 2.4 to 1 from 2.6 to 1 at year-end as current assets declined at a faster rate than current liabilities.

         The long-term debt to equity ratio improved during the first six months of fiscal 2000 due to the repayment of $9.2 million in long-term debt and the increase in shareholders' equity attributable to the Company's net income for the period.

         INFLATION. Although at reduced levels in recent years, inflation continues to apply upward pressure on the cost of goods and services used by the Company. However, the Company believes that the net effect of inflation on its operations was minimal during the first six months of fiscal 2000 and fiscal 1999. In addition, changes in the mix of products sold and the effect of competition have made a comparison of changes in selling prices less meaningful relative to changes in the overall rate of inflation during the first six months of fiscal 2000 and fiscal 1999.

         YEAR 2000 PROJECT. The Company utilizes computer technologies throughout its business to effectively carry out its day-to-day operations. Computer technologies include both information technology in the form of hardware and software, as well as embedded technology in the Company's facilities and equipment. Similar to other companies, the Company must determine whether its systems are capable of recognizing and processing date-sensitive information properly as the year 2000 approaches. The Company is utilizing a multi-phased concurrent approach to address this issue. The phases included in the Company's approach are the awareness, assessment, validation, remediation and implementation phases. The Company has completed the awareness, assessment and validation phases and has a few remaining tasks in the remediation and implementation phases.

         The costs associated with the project are not expected to exceed $766,000 (of which approximately $699,000 had been incurred as of September 30, 1999), and are not deemed to materially impact the Company's consolidated financial position, results of operations or cash flows in future periods. The Company has scheduled the remediation and testing of the remaining software or machinery tasks which are not Year 2000 ready in order to ensure the Company's ability to continue to meet its internal needs and those of its customers and suppliers.

         The Company is finalizing formal communications with all of its significant suppliers and critical business partners to determine year 2000 compliance of its dependents and has developed contingency plans to minimize interruptions in business in the event a third party is unable to perform. An interruption of the Company's ability to conduct its business due to a Year 2000 readiness problem could have a material adverse effect on the Company. The Company is not presently aware of any such significant exposure, however, there can be no guarantee that the systems of third parties on which the Company relies will be converted in a timely manner or that a failure to properly convert by another company would not have a material adverse effect on the Company.

         The Company presently believes that the most reasonably likely worst-case scenarios that the Company might confront with respect to Year 2000 issues have to do with third parties not being Year 2000 compliant. The Company is presently evaluating vendor and customer compliance and has developed contingency plans after obtaining compliance evaluations.

         Based upon the planning completed to date, the Company believes that, with modifications to existing software, conversions to new software, and appropriate remediation of embedded chip equipment, the Year 2000 issue is not reasonably likely to pose significant operational problems for the Company's information technology systems and embedded chip equipment as so modified and converted.

         The Company expects to complete the few remaining tasks in the remediation and implementation phases of its Year 2000 compliance program by the end of the calendar year. However, the costs and results of the Company's Year 2000 program and the extent of any impact on the Company's operations could vary materially from those stated herein.

                           PART II. OTHER INFORMATION


ITEM 2:   CHANGE IN SECURITIES

          On August 2, 1999, the Company issued 259,110 shares of Class A Common Stock to UCB PHIP, Inc. ("UCB") in connection with the Company's acquisition of the Precare(R) product line from UCB and UCB Pharma, Inc. The shares were issued under the exemption from registration in
          Section 4(2) of the Securities Act of 1933, as amended.

ITEM 4:   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          At the annual meeting of Shareholders of the Company held July 1, 1999, the Shareholders re-elected Marc S. Hermelin to serve a three-year term as a Class A Director. The vote tabulation was as follows:

                      Votes in Favor         5,072,921

                      Votes Withheld               995

                      Abstentions              101,550


ITEM 5:    OTHER INFORMATION

           None.



ITEM 6:    EXHIBITS AND REPORTS ON FORM 8-K.

           None.

                                   SIGNATURES
                                   ----------

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date:  November 15, 1999               /s/ Marc S. Hermelin
       -----------------------        ------------------------------------------
                                      Marc S. Hermelin
                                      Vice Chairman of the Board and
                                      Chief Executive Officer



Date:  November 15, 1999               /s/ Gerald R. Mitchell
       -----------------------        ------------------------------------------
                                      Gerald R. Mitchell
                                      Vice President-Finance
                                      Chief Financial Officer