Form 10-Q
period 1999-12-31
KV PHARMACEUTICAL CO /DE/
filed 2000-02-14
CIK 57055

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

(X)      Quarterly report for the quarterly period ended      December 31, 1999
                                                          ----------------------

                                       OR

(   )    Transition Report Pursuant to Section 13 or 15(d) of The Securities
         Exchange Act of 1934

Commission file number                                    1-9601

                           K-V PHARMACEUTICAL COMPANY
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         DELAWARE                                       43-0618919
---------------------------                 ------------------------------------
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

Yes    X            No
     ----             ----

        Title of Class of                           Number of Shares
          Common Stock                     Outstanding as of this Report Date
        -----------------                  ----------------------------------
Class A Common Stock, par
value $.01 per share                                   12,191,300
                                                   -------------------
Class B Common Stock, par
value $.01 per share                                    6,571,970
                                                  --------------------

                                     PART I

                              FINANCIAL INFORMATION

                   KV PHARMACEUTICAL COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
     For the Three Months and Nine Months Ended December 31, 1999 and 1998
                                   (Unaudited)
                (Dollars in 000's, except per share information)


                                     For the Three             For the Nine
                                     Months Ended              Months Ended
                                --------------------      --------------------
                                12/31/99    12/31/98      12/31/99    12/31/98
                                --------    --------      --------    --------

Revenues                         $38,792     $27,022       $107,596    $79,097
                                 -------     -------       --------    -------

Costs and Expenses:
  Manufacturing costs             16,234      13,506         48,459     43,306
  Research and development         2,137       1,628          6,040      4,934
  Selling and administrative      10,433       5,731         28,880     15,918
  Amortization of intangible
    assets                           611          42          1,680        124
                                --------     -------       --------    -------
Total Costs and Expenses          29,415      20,907         85,059     64,282
                                  ------     -------        -------    -------

Operating income                   9,377       6,115         22,537     14,815
                                 -------     -------        -------    -------

Other income (expense):
  Interest expense                  (485)       (106)        (1,569)      (332)
  Interest and other income          320         445            545      1,077
                                 -------     -------      ---------    -------
Total other income (expense)        (165)        339         (1,024)       745
                                  ------     -------        ---------  -------

Income before income taxes         9,212       6,454         21,513     15,560
Provision for income taxes         3,498       2,434          8,172      5,907
                                 -------     -------       --------    -------

Net Income                        $5,714      $4,020        $13,341    $ 9,653
                                  ======      ======        =======    =======

Net income per Common Share
   Basic                           $0.30       $0.21          $0.70      $0.51
                                   =====       =====          =====      =====

   Diluted                         $0.28       $0.20          $0.66      $0.48
                                   =====       =====          =====      =====


See accompanying Notes to Financial Statements



                   KV PHARMACEUTICAL COMPANY AND SUBSIDIARIES
                              COMPREHENSIVE INCOME
      For the Three Months and Nine Months Ended December 31, 1999 and 1998
                                   (Unaudited)
                               (Dollars in 000's)


                                                                    For the Three                    For the Nine
                                                                    Months Ended                     Months Ended
                                                              -----------------------          ---------------------
                                                              12/31/99       12/31/98         12/31/99           12/31/98
                                                              ---------      --------         --------           --------

Net income                                                     $5,714          $4,020         $13,341              $9,653
                                                               ------          ------         -------              ------
Other comprehensive income, net of tax:
   Unrealized losses on securities:
      Unrealized holding losses arising during period              (5)              -             (38)                  -
      Reclassification adjustment for losses on
      the sale of securities included in net income                22               -              63                   -
                                                             --------       ---------        --------           ---------
Other comprehensive income                                         17               -              25                   -
                                                             --------       ---------        --------           ---------
Comprehensive Income                                           $5,731          $4,020         $13,366              $9,653
                                                               ======          ======         =======              ======



                   KV PHARMACEUTICAL COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      December 31, 1999 and March 31, 1999
                (Dollars in 000's, except per share information)

                                                     (Unaudited)
                                                      12/31/99       03/31/99
                                                     -----------     --------
ASSETS
Current Assets:
  Cash and equivalents                                $  3,337        $ 2,617
  Marketable securities available-for-sale                   -          7,523
  Receivables, less allowance for
    doubtful accounts of $1,083 and $631
      at December 31 and March 31,
      respectively                                      26,111         18,988
  Receivable, arbitration award                              -         13,253
  Inventories                                           27,651         23,653
  Deferred income taxes                                  3,379          3,379
  Prepaid and other current assets                         172            168
                                                    ----------     ----------
     Total Current Assets                               60,650         69,581

Property and equipment, less
  accumulated depreciation                              28,528         18,967

Intangibles and other assets,
  net of amortization                                   47,261         39,442
                                                    ----------      ---------
TOTAL ASSETS                                          $136,439       $127,990
                                                      ========       ========

LIABILITIES
Current Liabilities:
  Accounts payable                                    $  8,609       $  8,667
  Accrued liabilities                                   12,863         17,090
  Current maturities of long-term debt                   1,652            712
                                                    ----------     ----------
    Total Current Liabilities                           23,124         26,469

Long-term debt                                          23,875         31,490
Deferred income taxes                                      379            379
Other long-term liabilities                              2,296          2,104
                                                    ----------     ----------
TOTAL LIABILITIES                                       49,674         60,442
                                                      --------       --------

SHAREHOLDERS' EQUITY
7% Cumulative Convertible Preferred
  Stock, $.01 par value; $25.00 stated and
  liquidation value; 840,000 shares authorized;
  issued and outstanding - 240,000 and 241,000
  shares at December 31 and March 31,
  respectively (convertible into Class A shares
  at a ratio of 3.75 to one)                                 2              2

Class A and Class B Common Stock, $.01 par value:
  150,000,000 and 75,000,000 shares authorized,
  respectively; Class A-issued 12,226,919 and
  11,923,319 at December 31 and March 31                   122            120
  Class B-issued 6,607,589 and 6,393,867
  at December 31 and March 31 (convertible
  into Class A shares on a one-for-one basis)               66             64

Additional paid-in capital                              40,693         34,531
Retained earnings                                       45,937         32,911
Accumulated comprehensive loss                               -            (25)
Less:  Treasury Stock, 35,619 shares each of
  Class A and Class B Common Stock, at cost                (55)           (55)
                                                     ---------     ----------
TOTAL SHAREHOLDERS' EQUITY                              86,765         67,548
                                                      --------     ----------

TOTAL LIABILITIES AND
SHAREHOLDERS' EQUITY                                  $136,439       $127,990
                                                      ========       ========

See accompanying Notes to Financial Statements

                   KV PHARMACEUTICAL COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOW
              For the Nine Months Ended December 31, 1999 and 1998
                                   (Unaudited)
                               (Dollars in 000's)

                                                          1999            1998
OPERATING ACTIVITIES
Net Income                                             $13,341          $9,653
Adjustments to reconcile net income to net
  cash provided by operating activities:
  Depreciation and amortization                          3,223           1,317
  Deferred compensation                                    192             389
Changes in operating assets and liabilities:
   (Increase) decrease in receivables                   (7,123)          2,515
   Decrease in receivable arbitration award             13,253               -
   (Increase) in inventories                            (3,998)         (6,474)
   (Increase) decrease in prepaids and other
     assets                                             (1,038)            200
   (Decrease) in accounts payable and
      accrued liabilities                               (4,285)            (75)
                                                      --------       ---------

NET CASH PROVIDED BY OPERATING ACTIVITIES               13,565           7,525
                                                      --------        --------

INVESTING ACTIVITIES
  Purchase of property and equipment, net              (11,104)         (3,917)
  Sale of marketable securities                          7,548               -
  Product acquisition                                   (3,033)              -
                                                      --------       ---------

NET CASH (USED IN) INVESTING ACTIVITIES                 (6,589)         (3,917)
                                                      --------        --------

FINANCING ACTIVITIES
  Principal payments on long-term debt                  (9,607)           (500)
  Issuance of long-term debt                             2,000               -
  Dividends paid on Preferred Stock                       (315)           (316)
  Exercise of Common Stock options                       1,666             444
                                                      --------        --------

NET CASH (USED IN) FINANCING ACTIVITIES                 (6,256)           (372)
                                                        ------        --------

INCREASE IN CASH AND CASH EQUIVALENTS                      720           3,236
CASH AND CASH EQUIVALENTS AT:
  BEGINNING OF YEAR                                      2,617          18,158
                                                      --------        --------
  END OF PERIOD                                        $ 3,337         $21,394
                                                       =======         =======

Non-cash investing and financing activities:
  Portion of product acquisition
  acquired through issuance of:
    Short-term debt                                        933              -
    Common stock                                         4,500              -


See accompanying Notes to Financial Statements

                    NOTES TO SUMMARIZED FINANCIAL INFORMATION


NOTE A  -  BASIS OF PRESENTATION

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

NOTE B - INVENTORIES

         Inventories consist of ($ in 000's):

                                        December 31, 1999      March 31, 1999
                                        -----------------      --------------

         Finished products                  $11,366               $11,411
         Work-in-process                      3,795                 2,282
         Raw materials and supplies          12,490                 9,960
                                           --------             ---------
                                            $27,651               $23,653
                                            =======               =======


NOTE C  -  EARNINGS  PER SHARE

         The following table sets forth the computation of basic and diluted earnings per share:


                                               For the Three Months Ended                For the Nine Months Ended
                                              ---------------------------              -----------------------------
Numerator ($ in 000's):                       12/31/99           12/31/98              12/31/99             12/31/98
                                              --------           --------              --------             --------

Net income                                    $ 5,714             $ 4,020              $13,341              $ 9,653

Preferred Stock dividends                        (105)               (105)                (315)                (316)
                                              -------            --------            ---------            ---------

Numerator for basic earnings per
   share--income available to common
   stockholders                                 5,609               3,915               13,026                9,337

Effect of dilutive securities:
   Preferred Stock dividends                      105                 105                  315                 316
                                              -------            --------             --------             -------

Numerator for diluted earnings per
   share-income available to
   common stockholders after
   assumed conversions                         $5,714              $4,020              $13,341             $ 9,653
                                               ======              ======              =======             =======

Denominator:

Denominator for basic earnings per
   share--weighted-average shares               18,762              18,220               18,609             18,187
                                                ------              ------               ------             ------

Effect of dilutive securities:
   Employee stock options                          737                 922                 637                 900
   Convertible Preferred Stock                     900                 904                 900                 904
                                              --------            --------            --------           ---------

Dilutive potential Common Shares                 1,637               1,826                1,537              1,804
                                               -------             -------             --------           --------

   Denominator for diluted earnings
      per share--adjusted weighted-average
      shares and assumed conversions            20,399              20,046               20,146             19,991
                                                ======              ======               ======             ======

Basic Earnings per Share (1):                    $0.30               $0.21                $0.70              $0.51
                                                 =====               =====                =====              =====

Diluted Earnings per Share (1) (2):              $0.28               $0.20                $0.66              $0.48
                                                 =====               =====                =====              =====


(1) The two-class method for Class A and Class B Common Stock is not presented because the earnings per share are equivalent to the if converted method since dividends were not declared or paid and each class of common stock has equal ownership of the Company.

(2) Employee stock options to purchase 123,250 shares at December 31, 1999 and 500 shares at December 31, 1998 of Class A and Class B Common Stock are not included in the computation of diluted earnings per share because their exercise price was greater than the average market price during the quarter and as such are considered anti-dilutive.



NOTE D - SEGMENT  FINANCIAL  INFORMATION


         The reportable segments of the Company are branded products, specialty generics, specialty materials and manufacturing and contract services. Segment operating results are measured based on income before taxes. Each segment's operating results are determined based on its direct expenses. Corporate expenses for shared services and research and development are managed as separate cost centers. The majority of the revenues in manufacturing and contract services are intersegment revenues between that segment and the branded products and specialty generics segments.



                                                                              Mfg. &      Corporate
                                     Branded     Specialty    Specialty     Contract     Expenses and       All
                                    Products     Generics      Material     Services     Eliminations      Other      Consolidated
                                    --------     --------      --------     --------     ------------      -----      ------------

For the Three Months Ended
December 31, 1999  ($ in 000's)
-------------------------------
Revenues                               $7,602      $25,458     $ 4,652      $12,306         $(11,287)      $ 61           $38,792
Depreciation and amortization              17           37          35          504              601         10             1,204
Income before income taxes              1,884       12,518       1,055          581           (6,718)      (108)            9,212
Capital expenditures                        6           66          90        4,969                -          -             5,131


For the Three Months Ended
December 31, 1998  ($ in 000's)
-------------------------------
Revenues                                    -       22,861       3,090        9,165           (8,192)        98            27,022
Depreciation and amortization               -           19          19          365               33          9               445
Income before income taxes               (434)      10,789         377           96           (4,434)        60             6,454
Capital expenditures                        -           22          66        1,932                -          -             2,020


For the Nine Months Ended
December 31, 1999 ($ in 000's)
------------------------------
Revenues                               14,812       77,133      13,014       34,049          (31,651)       239           107,596
Depreciation and amortization              43          100         103        1,295            1,656         26             3,223
Income before income taxes              2,310       35,300       2,819          926          (20,067)       225            21,513
Total assets                            7,305       25,507           -       45,793           49,482      8,352           136,439
Capital expenditures                       40          268         129       10,667                -          -            11,104


For the Nine Months Ended
December 31, 1998  ($ in 000's)
-------------------------------
Revenues                                    -       65,808      10,116       22,035          (19,156)       294            79,097
Depreciation and amortization               -           54          60        1,078              102         23             1,317
Income before income taxes               (434)      28,178       1,520         (605)         (13,324)       225            15,560
Total assets                                -       15,624       6,557       49,230            5,106      1,440            77,957
Capital expenditures                        -           37          90        3,790                -          -             3,917


NOTE E - LONG-TERM  DEBT

         In December 1999, the Company amended its "Revolving Note" agreement with LaSalle National Bank to extend the "Revolving Credit Maturity Date" from October 15, 2000 to October 15, 2002. All other terms and conditions of the agreement remained the same.


NOTE F - SUBSEQUENT  EVENT

         Subsequent to December 31, 1999, the Company received an arbitration award related to a breach of contract. The terms of the contract provided for private binding arbitration between the parties which resulted in the Company receiving an award of approximately $3.7 million, net of applicable taxes and related expenses/reimbursements. The award will be reflected in the financial statements for the fourth quarter and fiscal year ending March 31, 2000.

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

Item 2: Management's Discussion and Analysis of Results of Operations, and Liquidity and Capital Resources
        ------------------------------------------------------------------

         (a) Results of Operations ($ in 000's)

         Revenues. Consolidated net revenues for the third quarter of fiscal 2000 ended December 31, 1999 increased $11.8 million, or 44%, and year-to-date consolidated net revenues increased $28.5 million, or 36%, over the same periods last year. The increase in revenues after elimination of inter-segment revenues, was due to higher sales in the Company's three marketing segments ($ in 000's):

                                  Quarter                     Year-to-Date
                           ---------------------        ------------------------
                                       Increase                        Increase
                                       vs. Prior                      vs. Prior
                           Revenues       Year          Revenues         Year
                           --------    ---------        --------       ---------
    Branded Products        $ 7,602      $ 7,602        $ 14,812        $14,812
    Specialty Generics       25,458        2,597          77,133         11,325
    Specialty Materials       4,477        1,487          12,725          2,898
    All other                 1,255           84           2,926           (536)
                           --------   ----------      ----------     ----------
         Total              $38,792      $11,770        $107,596        $28,499
                            =======      =======        ========        =======


         Branded product sales through the Company's Ther-Rx subsidiary are all incremental to the prior year given the start-up of the business late in the fourth quarter of last fiscal year. The branded business has been built by acquiring products with established brand name recognition and existing distribution and through the introduction of internally developed products. Acquired products include Micro-K(R) Extencaps, a potassium chloride supplement that Ther-Rx began selling at the beginning of the fiscal year, and the PreCare(R) prenatal caplet that was acquired in August. Ther-Rx also introduced three internally developed products during the year under the PreCare(R) family of womens' health care pharmaceuticals. These products include PreCare(R) Chewable, a chewable prenatal vitamin; PremesisRx(TM), a product designed to reduce pregnancy related nausea; and PreCare(R) Conceive(TM), a nutritional preconception supplement specifically designed for use by both men and women prior to conception. The Company plans to continue to pursue a product development strategy focused on womens' health care and expects to launch additional products in the coming months.

         Specialty generic sales through the Company's ETHEX subsidiary increased for the quarter and year-to-date due to new product introductions ($1.1 and $2.7 million, respectively), higher volume ($.9 and $5.1 million, respectively) and price increases ($.6 and $3.5 million, respectively).

         Specialty materials sales through the Company's Particle Dynamics subsidiary increased for the quarter by $1.6 million, or 51% and year-to-date by $2.9 million, or 29%, due primarily to higher volume on an expanded customer base.

         Costs and Expenses. Manufacturing costs as a percent of revenue declined for the quarter and year-to-date due to the effects of favorable pricing and product mix. The improvement in product mix reflects the increase in the relative contribution of higher margin brand sales and the decrease in lower margin generic sales. For the quarter, manufacturing costs declined to 41.8% from 50.0% in the prior year and for the year-to-date to 45.0% from 54.8% last year. The components of the change are shown in the following table:

                                                        % Revenues
                                               ----------------------------
                                               Quarter         Year-to-Date
                                               -------         ------------
       FY 99 Manufacturing Costs                50.0%             54.8%
       Change due to:
          Product Volume and Mix                (7.1)             (7.7)
          Pricing                               (3.1)             (3.1)
          Cost Changes                           2.0               1.0
                                               -----             -----
       FY 00 Manufacturing Costs                41.8%             45.0%
                                                ====              ====

         Research and development expense increased $.5 million, or 31%, for the quarter and $1.1 million, or 22%, for the year-to-date compared to the same periods of the prior year. The increase in expense in both periods is due primarily to an increase in the number of clinical testing programs in which the Company is involved.

         Selling and administrative expenses increased $4.7 million, or 82%, for the quarter and $13 million, or 81%, for the year-to-date compared to the same periods of the prior year. The increase in both periods is due primarily to the Company's investment in establishing the sales force for its Ther-Rx branded products marketing division. Selling expenses associated with this effort were $4 million for the quarter and $9.2 million for the year-to-date. Selling and marketing expenses in ETHEX increased $.3 million and $1.7 million for the quarter and year-to-date, respectively.

         Amortization expense increased $.6 million for the quarter and $1.6 million for the year-to-date due to the amortization of product rights acquired in March 1999 and August 1999.

         Interest expense, net of interest income, increased $.5 million in the quarter and is up $1.8 million for the year-to-date on higher borrowings incurred to finance product acquisitions.

         Net Income. As a result of the factors described above, net income improved $1.7 million, or 42%, to $5.7 million for the quarter ending December 31, 1999 compared to the same period last year. For the nine months ended December 31, 1999, net income improved $3.7 million, or 38%, to $13.3 million compared to the same period of the prior year.

         (b) Liquidity and Capital Resources
             -------------------------------

         Cashflow. Cash provided by operating activities was $13.6 million for the first nine months of fiscal 2000, an increase of $6.0 million, or 80%, over the first nine months of fiscal 1999. The increase in operating cash flow compared with last year was due to an increase in net income before depreciation and amortization of $5.6 million and the receipt of a $13.3 million arbitration award. These increases were partially offset by a $12.6 million increase in the net use of working capital over the same period last year. The increase in the Company's working capital requirement relates primarily to higher accounts receivable, ($9.6 million) associated with sales growth and the effect of new product introductions in Ther-Rx and ETHEX. In addition, the Company's accrued income tax liability declined by $5.3 million from last year-end due to the taxes paid in the first quarter of this year in connection with the arbitration award recorded in fiscal 1999.

         Investing activities for the first nine months of fiscal 2000 included cash outlays for capital expenditures of $11.1 million and product acquisitions of $3 million, partially offset by cash provided by the sale of $7.5 million of marketable securities. Capital expenditures were primarily for production equipment, laboratory improvements and the upgrade of the Company's business software and network systems. The Company acquired the worldwide rights to PreCare(R) in August for approximately $8.5 million, consisting of $3 million cash, $4.5 million Class A Common Stock and a $1 million note. Marketable securities were sold to pay down long-term debt and fund these expenditures.

         Financing activities included reduction of long-term debt of $9.6 million and additional borrowings of $2 million to fund working capital requirements and additional capital expenditures.

         The Company believes that existing cash, together with cash generated from operating activities and funds available under its credit facility, will be adequate to fund operating activities for the presently foreseeable future, including the payment of short-term and long-term obligations, capital improvements, product development activities and the expansion of marketing capabilities for the brand pharmaceutical business.

         Balance Sheet and Ratios. The following table shows selected balance sheet data and financial ratios as of December 31 and year-end March 31, 1999:

                                                 December 1999      March 1999
                                                 -------------      ----------
             ($ in 000's)
            Working capital                          $37,526           $43,112
            Long-term debt                            23,875            31,490
            Shareholders' equity                      86,765            67,548

            Working capital ratio                       2.6               2.6
            Long-term debt to equity                     .3                .5


         Working capital decreased $5.6 million during the first nine months of fiscal 2000 compared with the balance at the end of fiscal 1999. Current assets decreased $8.9 million, or 13%, while current liabilities decreased $3.3 million, or 13%. The decrease in current assets was due primarily to the collection of the $13.3 million arbitration award, which was used to reduce long-term debt. Current liabilities decreased due primarily to a $5.3 million reduction in accrued income taxes resulting from the taxes paid on the arbitration award in the first quarter.

         The long-term debt to equity ratio improved during the first nine months of fiscal 2000 due to the $7.6 million net reduction in long-term debt and the increase in shareholders' equity attributable to the Company's net income for the period.

         Inflation. Although at reduced levels in recent years, inflation continues to apply upward pressure on the cost of goods and services used by the Company. However, the Company believes that the net effect of inflation on its operations was minimal during the first nine months of fiscal 2000 and fiscal 1999. In addition, changes in the mix of products sold and the effect of competition have made a comparison of changes in selling prices less meaningful relative to changes in the overall rate of inflation during the first nine months of fiscal 2000 and fiscal 1999.

         Year 2000 Project. Like other companies, KV Pharmaceutical Company could be adversely affected if the computer systems the Company, its suppliers or customers use do not properly process and calculate date-related information and data from the period surrounding and including January 1, 2000. Additionally, this issue could impact non-computer systems and devices including production equipment. While the Company's project to assess and correct Y2K related issues has been completed, and the Company has not experienced any significant Y2K related events, interactions with other companies' systems make it difficult to conclude there will not be future effects. Consequently, at this time, management cannot provide assurances that the Y2K issue will not have an impact on the Company's operations.

Item 3:  Exhibits and Reports on Form 8-K.
         ---------------------------------

         a) Exhibits - None.

         b) The Company did not file any reports on Form 8-K during the quarter ended December 31, 1999.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                 KV PHARMACEUTICAL COMPANY



Date:    February  14,  2000                     By:  /s/ Marc S. Hermelin
         ---------------------------                  --------------------------
                                                      Marc S. Hermelin
                                                      Vice Chairman of the Board




Date:   February  14,  2000                       By: /s/ Gerald R. Mitchell
        ----------------------------                  --------------------------
                                                      Gerald R. Mitchell
                                                      Vice President - Finance
                                                      Chief Financial Officer