Form 10-K405
period 2000-03-31
KV PHARMACEUTICAL CO /DE/
filed 2000-06-16
CIK 57055

                      SECURITIES AND EXCHANGE COMMISSION
                      ----------------------------------
                            Washington, D.C. 20549
                                  FORM 10-K
Mark One
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the fiscal year ended March 31, 2000 OR
                                                          --
[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934
                For the Transition period from ____________ to ____________

                        Commission file number 1-9601

                            ---------------------

                          K-V PHARMACEUTICAL COMPANY
                            2503 SOUTH HANLEY ROAD
                          ST. LOUIS, MISSOURI  63144
                                (314) 645-6600

Incorporated in Delaware       I.R.S. Employer Identification No. 43-0618919

         Securities registered pursuant to Section 12(b) of the Act:
Class A Common Stock par value $.01 per share        New York Stock Exchange
Class B Common Stock par value $.01 per share        New York Stock Exchange

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

    Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

    The aggregate market value of the 9,194,842 shares of Class A and 3,315,099 shares of Class B Common Stock held by nonaffiliates of the Registrant as of May 11, 2000, was $197,689,103 and $79,147,989,
respectively. As of May 11, 2000, the Registrant had outstanding 12,246,739 and 6,886,920 shares of Class A and Class B Common Stock, respectively, exclusive of treasury shares.

                     DOCUMENTS INCORPORATED BY REFERENCE

    The following document is incorporated into this Report by reference:

    Part III: Portions of the definitive proxy statement of the Registrant (to be filed pursuant to Regulation 14(A) for Registrant's 2000 Annual Meeting of Shareholders, which involves the election of directors), are incorporated by reference into Items 10, 11, 12 and 13 to the extent stated in such items.

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

ITEM 1.   DESCRIPTION OF BUSINESS
          -----------------------

          (A)   GENERAL DEVELOPMENT OF BUSINESS
                -------------------------------

                KV Pharmaceutical Company ("KV", or the "Company") was incorporated under the laws of Delaware in 1971 as a successor to a business originally founded in 1942. Victor M. Hermelin, KV's Chairman and founder, obtained initial patents for early controlled release and enteric coated technologies in the early 1950's.

                KV is a pioneer in the area of advanced drug delivery technologies which enhance the effectiveness of new therapeutic agents, existing pharmaceutical products and nutritional supplements. The Company has developed and patented a wide variety of drug delivery and formulation technologies in four principal areas; including controlled release, oral and topical site-specific, one quick dissolving tablet and three tastemasking systems. The Company uses these systems in the development of the products KV markets as well as the products of its pharmaceutical marketing licensees to improve and control the human body's absorption and utilization of the active pharmaceutical compounds or provide some other benefit. This allows the compounds to be administered less frequently with potentially reduced side effects, improved drug efficacy and/or enhanced patient compliance.

                In 1990, the Company established a generic marketing capability through a wholly-owned subsidiary, ETHEX Corporation ("ETHEX"), which makes it one of the only drug delivery research and development companies that also markets "technology distinguished" generic products.

                In 1999, the Company established a wholly-owned subsidiary, Ther-Rx Corporation ("Ther-Rx") to market branded pharmaceuticals directly to physician specialists.

                KV's wholly-owned operating subsidiary, Particle Dynamics, Inc. ("PDI"), was incorporated in New York in 1948 and acquired by KV in 1972. Through PDI, the Company develops and markets specialty value added raw materials, including drugs, directly compressible and microencapsulated products, and other products used in the pharmaceutical, nutritional, food and personal care industries.

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

          (B)   INDUSTRY SEGMENTS
                -----------------

                The Company operates principally in four industry segments, consisting of pharmaceutical manufacturing and marketing of specialty materials, branded and specialty generic products. Revenues are derived primarily from directly marketing its own technology distinguished generic and brand-name products. Revenues may also be received in the form of licensing revenues and/or royalty payments based upon a percentage of the licensee's sales of the product, in addition to manufacturing revenues, when marketing rights to products using its advanced drug delivery technologies are licensed. (see Note 19 to the Company's financial statements).

          (C)   NARRATIVE DESCRIPTION OF BUSINESS
                ---------------------------------

                For the fiscal year ended March 31, 2000, approximately 85% of the company's net revenues were derived from the sale of technology distinguished branded and generic products, approximately 3% from manufacturing and licensing, and approximately 12% from the sale of specialty value added pharmaceutical raw material compounds.

                The Company is a fully integrated specialty pharmaceutical company that develops, acquires, manufacturers and markets technologically distinguished branded and generic prescription pharmaceutical products. KV conducts its branded pharmaceutical operations through Ther-Rx Corporation, which began operations in March 1999. Ther-Rx currently markets products focused on the women's health and cardiovascular therapeutic areas, although its therapeutic focus may expand as we continue to evaluate development and acquisition opportunities. KV conducts generic pharmaceutical operations through ETHEX Corporation, which focuses principally on technologically distinguished generic products in four therapeutic areas: women's health, cardiovascular; pain management; and respiratory. Through Particle Dynamics, Inc., KV also develops, manufactures and markets technologically advanced, value-added raw material products for the pharmaceutical, nutritional, food and personal care markets.

                KV established the Ther-Rx business to market brand name pharmaceutical products that KV internally develops using our proprietary technologies and that we acquire. In March 1999, Ther-Rx launched its first brand name product, Micro-K(R), a prescription potassium supplement. KV acquired Micro-K(R) from Wyeth Ayerst Laboratories, the pharmaceutical division of American Home Products Corporation, for $36.0 million. The Micro-K(R) product line had worldwide net sales of approximately $18.5 million in 1998, of which $13.3 million were branded product sales. Micro-K(R) competes in a market of more than $300 million. In August 1999, we acquired PreCare(R), a prescription prenatal vitamin, from UCB Pharma for $8.4 million. PreCare(R) had net sales of approximately $4.3 million in 1998 and competes in a market of more than $100 million.

                Ther-Rx also has launched three internally developed products as product line extensions to PreCare(R) since October 1999. The third product launched, PreCare(R) Conceive(TM), is the first single nutritional pre-conception supplement for both men and women.

                Ther-Rx has over 100 specialty sales representatives. Ther-Rx's sales force focuses on physician specialists who are identified through available market research as frequent prescribers of our prescription products. We intend to continue to increase our sales force to accommodate our strategic objectives.

                ETHEX is the Company's technologically distinguished generic drug business. KV established the ETHEX business in 1990 to utilize our portfolio of drug delivery systems to develop and market technologically enhanced generic pharmaceuticals. ETHEX's current product line includes more than 65 products, 64% of which are identified by IMS America as the leading product in their respective generic category. KV believes many of our generic products enjoy higher gross margins than those of other generic manufacturers due to the benefits of our drug delivery systems, our marketing approach and our specialty manufacturing capabilities which enable us to produce pharmaceuticals which are difficult to replicate. For example, KV has incorporated our METER RELEASE(R) technology into the only generic equivalent to Norpace(R) CR (Searle), an antiarrhythmic that is taken twice daily. Utilizing our specialty manufacturing expertise and a sublingual delivery system, KV also produced and marketed the first generic alternative to Nitrostat(R) (Park Davis), used to treat angina.

                Particle Dynamics Inc. is the Company's value-added raw material business. Particle Dynamics (PDI) develops and markets specialty raw material product lines for the pharmaceutical, nutritional, food and personal care industries. PDI products, DESCOTE(R), DESTAB(TM) and MicroMask(TM), include value-added chemical, vitamin or mineral raw materials that provide benefits such as improved taste, enhanced product stability or a more efficient manufacturing process.

STRATEGY
--------

                The Company's goal is to enhance its position as a leading specialty pharmaceutical company that utilizes its expanding drug delivery expertise to bring technologically distinguished brand name and generic products to market. The Company's strategy incorporates the following key elements:

    * Capitalize on Acquisition Opportunities. Through Ther-Rx, KV plans to actively seek acquisition opportunities. KV believes that consolidation among large pharmaceutical companies, coupled with cost-containment pressures, will lead to the divestiture of small or non-strategic products and product lines, which can be profitable for specialty pharmaceutical companies like KV to manufacture and market.

    * Internally Develop Brand Name Products. KV plans to apply its existing drug delivery technologies, research and development, and manufacturing expertise to introduce new products which can expand our existing franchises.

    * Pursue Attractive Growth Opportunities Within the Generic Industry. KV intends to continue to introduce generic counterparts to drugs whose patents have expired. When patents no longer protect a branded product, opportunities exist for ETHEX to introduce generic counterparts. KV believes it is uniquely positioned to capitalize on this dynamic given our suite of proprietary drug delivery technologies and ability to bring value-added products to market.

    * Focus Sales Efforts on High Value Niche Markets. KV focuses its sales efforts on niche markets where the Company believes it can target a relatively narrow physician audience. KV plans to continue to build its sales force significantly to expand the coverage of frequent prescribers of its products.

    *    Advance Existing and Develop New Drug Delivery Technologies.
         KV expects to continue to develop its drug delivery technologies and has identified various technologies with substantial growth potential, such as systems for the oral delivery of bioactive peptides and proteins through the mucosal tissues of the esophagus and upper lung.

THE COMPANY'S PROPRIETARY DRUG DELIVERY TECHNOLOGIES
----------------------------------------------------

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

ORAL CONTROLLED RELEASE TECHNOLOGIES
------------------------------------

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

    * KV/24(R) is a patented, multi-particulate drug delivery system that encapsulates one or more drug compounds into spherical particles which release the active drug or drugs systemically over an 18 to 24 hour period, permitting the development of once-a-day drug formulations. The Company believes that its KV/24(R) oral dosing system is the only commercialized 24 hour oral controlled release system that successfully is able to incorporate more than one active compound.

    * METER RELEASE(R) is a polymer-based drug delivery system that offers different release characteristics than KV/24(R) and is used for products that require drug release rates of between 8 to 12 hours. The Company has developed METER RELEASE(R) systems in tablet, capsule and caplet form that have been commercialized in ETHEX products in the cardiovascular, gastrointestinal and upper respiratory product categories.

    * MICRO RELEASE(R) is a microparticulate formulation that encapsulates therapeutic agents, employing smaller particles than KV/24(R) and METER RELEASE(R). This system is used to extend the release of drugs in the body where precise release profiles are less important. MICRO RELEASE(R) has been commercialized in prescription products marketed by ETHEX as well as OTC nutritional products.

SITE-RELEASE(R) TECHNOLOGIES
----------------------------

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

    * VagiSite(TM) is a patented, controlled release bioadhesive delivery system that incorporates advanced polyphasic principles to create a bio-emulsion system capable of delivering therapeutic agents in oral, topical and vaginal forms. VagiSite(TM) is the subject of licensing and development agreements to develop products for the treatment of topical and vaginal fungal infections.

    * OraSite(TM) is a controlled release mucoadhesive delivery system administered orally in a solid or liquid form. A drug formulated with the OraSite(TM) technology may be formulated as a liquid or as a lozenge in which the dosage form liquifies upon insertion and adheres to the mucosal surface of the mouth, throat and esophagus. OraSite(TM) possesses characteristics particularly advantageous to therapeutic categories such as oral hygiene, sore throat and periodontal and upper gastrointestinal tract disorders. The Company has been issued patents relating to its OraSite(TM) technology.

    * DermaSite(TM) is a semi-solid SITE-RELEASE(R) configuration for topical applications to the skin. The bioadhesive and controlled release properties of the delivery platform have made possible the development of products requiring a significantly reduced frequency of application.

    * Trans-EP(TM) (trans esophageal) is a novel bio-adhesive, controlled release delivery system that may permit oral delivery of compounds that normally would be degraded if administered orally, such as growth hormones, calcitonin, other protein/peptides and other complex compounds. Trans-EP(TM) was specifically designed to provide an oral delivery alternative to biotechnology and other compounds that currently are delivered as injections or infused. The Company has received a patent relating to its Trans-EP(TM) technology.

TASTEMAKING TECHNOLOGIES
------------------------

                The Company is a leader in the development of pharmaceutical formulations capable of improving the flavor of unpleasant tasting drugs. The Company first introduced tastemasking technologies in 1991 and has employed them in the formulation of twelve commercially available products. The Company has also developed numerous platforms for its tastemasking technologies, including liquid, chewable and dry powder formulations.

    * LIQUETTE(R) is a patented tastemasking system that incorporates unpleasant tasting drugs into a hydrophilic and lipophilic polymer matrix to suppress the taste of the drug. This technology is used for mildly to moderately distasteful drugs where low manufacturing costs are particularly important.

    * FlavorTech(TM) is a liquid formulation technology designed to reduce the objectionable taste of a wide variety of therapeutic products. FlavorTech(TM) technology has been used in cough/cold syrup products sold by ETHEX and has special application to other products, such as antibiotic, geriatric and pediatric pharmaceuticals. The Company has received a patent for its FlavorTech(TM) technology.

    * MicroMask(TM) is a patented tastemasking technology that incorporates a dry powder, microparticulate approach to reducing objectionable tastes by sequestering the unpleasant drug agent in a specialized matrix. This formulation technique has the effect of "shielding" the drug from the taste receptors without interfering with the dissolution and ultimate absorption of the agent within the gastrointestinal tract. MicroMask(TM) is a more potent tastemasking technology than LIQUETTE(R) and has been used in connection with two Ther-Rx products.

MARKETING AND DISTRIBUTION
--------------------------

                The Company directly markets and distributes its branded and generic products to national drug store chains, wholesalers and distributors, as well as independent pharmacies and mail order firms. During fiscal 2000, 1999 and 1998, the Company's two largest customers, McKesson Drug Company and Cardinal Health, Inc., wholesale distributors, accounted for 30%, 36% and 26%, respectively, of its total revenue.

SALES, MARKETING AND DISTRIBUTION
---------------------------------

                Ther-Rx has a national sales and marketing infrastructure which includes more than 100 sales representatives dedicated to promoting and marketing our branded pharmaceutical products to targeted physician specialists, such as obstetricians for our PreCare(R) products and cardiologists for our Micro-K(R) product. By targeting physician specialists, the Company believes it can compete successfully without the need to build a large sales force. We also have a national sales management team, as well as a sales team dedicated to managed care and trade accounts.

                ETHEX has a sales and marketing team, which includes an outside sales team of regional managers, national account managers and an inside sales team. The outside sales team calls on wholesalers and distributors and national drugstore chains, as well as hospitals, nursing homes, independent pharmacies and mail order firms. The inside sales team calls independent pharmacies to create pull-through at the wholesale level. ETHEX's marketing strategy is to provide customers with a broad product line of quality products at competitive prices with high levels of customer service.

                The Company believes that industry trends favor generic product expansion into the managed care, long-term care and government contract markets. The Company further believes that its competitively priced, technologically distinguished generic products can fulfill the increasing need of these markets to contain costs and improve patient compliance. Accordingly, the Company intends to continue to devote significant marketing resources to the penetration of such markets.

                Particle Dynamics has a specialized technical sales group who call on the leading companies in the pharmaceutical, nutritional, food and personal care markets in the United States and internationally in 50 countries in Europe, the Pacific Rim, South America and North America.

                Although the Company sells internationally, it does not have material operations or sales in foreign countries and its sales are not subject to unusual geographic concentration.

RESEARCH AND DEVELOPMENT
------------------------

                The Company's research and development activities include the development of new and next generation drug delivery technologies, the formulation of brand name proprietary products and the development of technologically distinguished generic versions of previously approved brand name pharmaceutical products.

                The Company continually applies its scientific and development expertise to redefine and enhance our existing drug delivery systems and formulation technologies and to create new technologies that may be used in our drug development programs. Certain of these technologies, which currently are in the developmental stage, include advanced oral controlled-release systems, quick dissolving oral delivery systems (with and without tastemasking characteristics) and transesophageal and intrapulmonary delivery technologies.

                In fiscal 2000, 1999 and 1998, total research and development expenses were $8.0 million, $6.9 million and $5.8 million, respectively. Spending for research and development is funded primarily from operations and was 6% of revenues during fiscal 2000.

PATENTS AND PROPRIETARY RIGHTS
-------------------------------

                Our policy is to file patent applications in appropriate situations to protect and preserve, for its own use, technology, inventions and improvements that KV considers important to the development of its business. We currently hold domestic and foreign issued patents expiring 2001 through 2018 relating to our controlled release, site-specific, quick dissolve and tastemasking technologies. A substantial portion of our patents begin to expire after 2007. We have been granted 22 U.S. patents and have 15 U.S. patent applications pending. In addition, we have 28 foreign issued patents and a total of 11 patent applications pending in Canada, Europe, Australia, Japan and South Korea.

                The Company's success will also depend to a significant extent on our ability to obtain and enforce patents, maintain trade secret protection and operate without infringing on the proprietary rights of third parties. Because the pharmaceutical field is crowded and a substantial number of patents have been issued and because the patent position of pharmaceutical companies can be highly uncertain and frequently involves complex legal and factual questions, the breadth of claims allowed in patents relating to pharmaceutical applications or their enforceability cannot be predicted. To the extent KV endeavors to protect its inventions outside the United States, statutory differences in patentable subject matter may limit the protection it can obtain. For example, methods of treating humans are not patentable in many countries outside of the United States. These and other issues may prevent KV from obtaining patent protection outside of the United States.

                The Company also relies upon trade secrets, unpatented proprietary know-how and continuing technological innovation to develop and maintain its competitive position. KV enters into confidentiality agreements with each of its employees and consultants upon the commencement of employment or consulting relationship. These agreements generally provide that all inventions, ideas, discoveries, improvements and copyrightable material made or conceived by the individual arising out of the employment or consulting relationship and all confidential information developed or made known to the individual during the term of the relationship is our exclusive property. KV cannot assure these agreements will not be breached. KV also cannot be certain of intellectual property or the applicability or enforceability of its confidentiality agreements, and there can be no assurance that any such disputes would be resolved in KV's favor. Others may acquire or independently develop similar technology or, if patents are not issued with respect to products arising from research, KV may not be able to maintain information pertinent to such research as proprietary technology or trade secrets.

                The Company currently holds 48 trademarks and has also applied for trademark protection for the trade names of our proprietary controlled-release, tastemasking, site-specific and quick dissolve technologies. We intend to continue to trademark new technology and product names as they are developed.

MANUFACTURING AND FACILITIES
----------------------------

                The Company's administrative, research, manufacturing and distribution facilities aggregate approximately 706,000 square feet of space located on three St. Louis County areas. The Company manufactures drug products in liquid, semi-solid, tablet, capsule and caplet forms for distribution by ETHEX, Ther-Rx and its corporate licensees. The Company believes that all of its facilities comply with applicable regulatory requirements.

                The Company's business is generally not seasonal, although a number of cough/cold products marketed through ETHEX can be subject to seasonal demand. The nature of its business does not include unusual working capital requirements. Inventories are maintained at sufficient levels to support current production and sales levels. During fiscal 2000, the Company encountered no serious shortage of any particular raw materials and has no indication that significant shortages will occur.

                Other than four facilities totaling 299,000 square feet that the Company owns, all facilities are leased at pre-determined annual rates under agreements expiring from May 31, 2000 through November 30, 2012 subject in most cases to renewal at its option.

COMPETITION
-----------

                Competition in the development and marketing of pharmaceutical products is intense and characterized by extensive research efforts and rapid technological progress. Many companies, including those with financial and marketing resources and development capabilities substantially greater than the Company's, are engaged in developing, marketing and selling products that compete with those the Company offers. Competitors may develop or acquire products more rapidly than the Company does. Further, other products now in use or under development by others may be more effective than its current or future products. The Company believes that its patents, proprietary trade secrets, technological expertise, product development and manufacturing capabilities position it to continue to develop products to compete effectively in the marketplace and to maintain a leadership position in the field of advanced drug delivery technologies.

EMPLOYEES
---------

                As of March 31, 2000, the Company employed a total of 637 employees. The Company is party to a collective bargaining agreement that expires in May 2001 and covers 111 employees. The Company believes that its relations with its employees are good.

ENVIRONMENT
-----------

                The Company does not expect that compliance with federal, state or local provisions regulating the discharge of materials into the environment or otherwise relating to the protection of the environment will have a material effect on its capital expenditures, earnings or competitive position.

REGULATION
----------

                The design, development and marketing of pharmaceutical compounds are intensively regulated by the Federal Food and Drug Administration ("FDA") and comparable agencies in state, local and foreign governments. For example, The Federal Food, Drug and Cosmetic Act, the Controlled Substances Act and other United States federal statutes and regulations impose requirements on the testing, manufacturing and approval of the Company's products before they can be marketed in the United States. Obtaining FDA approval is a costly, time-consuming process and there is no guarantee that such approval will be obtained with respect to an individual product. All companies in the pharmaceutical industry are subject to FDA inspections for compliance with current Good Manufacturing Practice ("cGMP"), which encompasses all aspects of the production process as interpreted by the FDA and involves changing and evolving standards. FDA inspections are a part of a continuing effort by the FDA to oversee and upgrade the level of industry-wide compliance with cGMP, with an emphasis on increased validation of products and increased stringency of Standard Operating Procedures. The Company undergoes FDA inspections at all of its facilities.

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

                The Company was informed by the FDA on April 22, 1998 that it had satisfied all of the requirements of the agency's "Application Integrity Policy." As a result, the FDA will process the Company's applications for new NDA's and ANDA's. The Company has regulatory submissions filed with the FDA for approval and received an ANDA product approval for the generic alternative to IMDUR(R) from Schering in March 2000. As a consequence of the uncertainties inherent in the drug approval process, an applicant is not in the position to predict in advance all of the substantive and procedural requirements for FDA approval of a particular product or to predict when or if any particular product may be approved.

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

ITEM 2.         PROPERTIES
                ----------

                The Company's corporate headquarters is located at 2503 South Hanley Road in St. Louis County, Missouri, and contains approximately 25,000 square feet of floor space. The Company has a lease on the building for a period of ten years expiring December 31, 2006, with one five-year option to renew.

                In addition, the Company leases or owns the facilities shown in the following table:

                  SQ FT                                        LEASE          RENEWAL
                  LEASED    USAGE                              EXPIRES        OPTIONS
                -------------------------------------------------------------------------
                  31,630    PDI Office/Mfg./Whse.              09/30/02       5 Years<F1>
                  10,000    PDI/KV Lab/Whse.                   11/30/01       None
                  23,000    KV Office/R&D/Mfg.                 10/31/01       5 Years<F1>
                  16,800    KV Mfg. Oper.                      06/30/02       None
                 122,350    KV Office/Whse./Lab                Owned          N/A
                  90,000    KV Mfg. Oper.                      Owned          N/A
                  87,020    ETHEX/THER-RX Office/Whse.         Owned          N/A
                 260,160    ETHEX/THER-RX/PDI Distribution     04/30/12       5 Years<F1>

_____________________________________
<F1> Two five-year options.

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

ITEM 3.         LEGAL PROCEEDINGS
                -----------------

                Under a contract that the Company has with a supplier, issues arose with respect to the timing of supply of a product and the supplier's failure to pursue another product. The terms of the contract provided for binding private arbitration between the parties which resulted in the Company receiving notice of an award in December, 1998 of $13,253,000. The Arbitration Panel subsequently directed the parties to have further discussions including possible replacement products. Payment of the award was deferred pending the outcome of these discussions. Subsequent attempts to obtain replacement products were unsuccessful and the Company was paid the arbitration award in June 1999. In January 2000, the Company received an additional award of $6,973,000 covering all open monetary issues.

                From time to time, the Company is subject to litigation and claims in the ordinary course of business. Other than as described above, the Company currently is not a party to any pending legal proceedings, other than ordinary routine litigation incidental to its business, which individually or in the aggregate is not material.

ITEM 4.         SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
                ---------------------------------------------------

                No such matters were submitted during the fourth quarter of the Company's fiscal year ended March 31, 2000.

ITEM 4(A).      EXECUTIVE OFFICERS OF THE REGISTRANT
                ------------------------------------

                The following is a list of the current executive officers of the Company, their ages, their positions with the Company and their principal occupations for at least the past five years.


NAME                     AGE        POSITION HELD AND PAST EXPERIENCE
----------------------------------------------------------------------------------------------------------------
Victor M. Hermelin        86        Director, Chairman of the Board.<F1>

Marc S. Hermelin          58        Director, Vice-Chairman of the Board and Chief Executive Officer.

Alan G. Johnson           65        Director, Senior Vice President-Strategic Planning and Corporate Growth
                                    since September 27, 1999 and Secretary of the Company; Chairman of
                                    Pauli, Johnson Capital & Research, Inc., an investment banking and institutional research firm from January to September 1999; Member of the law firm Gallop, Johnson &  Neuman, L.C. 1976 to 1998; Director of
                                    SIBONEY Corporation.

Raymond F. Chiostri       66        Vice President and Group President of KV since 1986 and Chief Executive
                                    Officer of Particle Dynamics, Inc. since 1995; President, Pharmaceutical
                                    Division of KV 1986 to 1995.

Gerald R. Mitchell        61        Vice President, Treasurer and Chief Financial Officer since 1981.

Mitchell I. Kirschner     54        Corporate Vice President of Business Development since 1989.

                The term of office for each executive officer of the Company expires at the next annual meeting of the directors or at such time as his successor has been elected and qualified.

--------------------------
<F1> Victor M. Hermelin is the father of Marc S. Hermelin and father-in-law of
Mitchell I. Kirschner.

                                   PART II

ITEM 5.      MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED SECURITY
             ----------------------------------------------------------
             HOLDER MATTERS
             --------------

          A)    PRINCIPAL MARKET
                ----------------

          The Company's Class A Common Stock and Class B Common Stock are traded on the New York Stock Exchange under the symbols KV.A and KV.B,
respectively.   The Company's common stock moved to the New York Stock
Exchange from the American Stock Exchange on March 25, 1999.

          B)    STOCK PRICE AND DIVIDEND INFORMATION
                ------------------------------------

          The high and low closing sales prices of the Company's Class A and Class B Common Stock, as reported on the American Stock Exchange and New York Stock Exchange, during each quarter of fiscal 2000 and 1999 were as follows:


          CLASS A COMMON STOCK
          --------------------

                               FISCAL 2000                  FISCAL 1999
                            ----------------              ---------------
          QUARTER           HIGH         LOW              HIGH        LOW
          --------          ----         ---              ----        ---
          First            17 5/8      13                22 3/4      17 3/16
          Second           19 1/8      14 3/4            23 1/8      14 3/8
          Third            21 15/16    15 1/8            23 1/8      17 1/4
          Fourth           32 5/16     19 3/4            21 1/2      14 1/2

          CLASS B COMMON STOCK
          --------------------
                               FISCAL 2000                  FISCAL 1999
                            ----------------              ---------------
          QUARTER           HIGH         LOW              HIGH        LOW
          --------          ----         ---              ----        ---
          First            17 9/16     13 1/8            23 1/16     17 3/32
          Second           18 15/16    15                23 5/16     14 1/2
          Third            21 7/16     15 13/16          23 1/4      17 3/8
          Fourth           32 3/4      19 13/16          21 5/16     14

                All per share data reflects the three-for-two stock split effected in the form of a 50% stock dividend to shareholders of record as of April 3, 1998.

                No dividends may be paid on Class A or Class B Common Stock unless all dividends on the Cumulative Convertible Preferred Stock have been declared and paid. Undeclared and unaccrued cumulative preferred dividends at both March 31, 2000 and 1999 were approximately $2.2 million or $9.14 per share on 240,000 and 241,000 shares of Preferred Stock, respectively. Also, under the terms of the Company's credit agreement, the Company may not pay cash dividends in excess of 25% of the prior year's consolidated net income. The Company historically has not paid cash dividends on common stock and does not plan to do so in the near future. The Company intends to use cash generated from operations to support future growth. Dividends on Convertible Preferred Stock in the amount of $420,000 and $421,000 were paid during fiscal 2000 and 1999, respectively.

          C)    APPROXIMATE NUMBER OF HOLDERS OF COMMON STOCK
                ---------------------------------------------

                The number of holders of record of Class A and Class B Common Stock as of May 11, 2000 was 647 and 519, respectively (not separately counting shareholders whose shares are held in "nominee" or "street" names, which are estimated to represent approximately 6,000 additional shareholders for each class of common stock).

ITEM 6.         SELECTED FINANCIAL DATA
                -----------------------

                                                         ($ in 000's, except per share data)
                                                                Years Ended March 31,
                                        ---------------------------------------------------------------------
                                          2000           1999            1998           1997           1996
                                          ----           ----            ----           ----           ----
          BALANCE  SHEET  DATA:

          Total assets                  $140,385       $127,990        $68,361        $41,362        $27,948

          Long-term debt                $ 16,779       $ 31,491        $ 4,902        $ 2,158        $ 2,541

          Shareholders' equity          $ 97,799       $ 67,548        $44,164        $33,084        $20,550

          INCOME  STATEMENT  DATA:

          Revenues                      $145,970       $114,860        $98,486        $57,891        $49,729

            % Increase                      27.1           16.6           70.1           16.4           25.1

          Net income <Fa>               $ 24,308       $ 23,340        $11,304        $ 8,924        $ 4,043

          Net income
            per common
            share-diluted <Fb>          $   1.19       $   1.17        $  0.58        $  0.47        $  0.21

<Fa>  Net income in fiscal 2000 and 1999 includes non-recurring gains associated with $7.0 million and $13.3 million arbitration awards, respectively. The awards net of applicable income taxes and expenses (see Note 20 of Notes to Consolidated Financial Statements) were as follows:

                                                       Net Income              Per Diluted Share
                                                    ----------------           -----------------
                                                    2000        1999           2000        1999
                                                    ----        ----           ----        ----
      Net income without nonrecurring gain        $20,430     $15,385          $1.00       $0.77
      Nonrecurring gain                             3,878       7,955           0.19        0.40
                                                  -------     -------          -----       -----
         Total net income                         $24,308     $23,340          $1.19       $1.17

<Fb>  Diluted common shares were restated to reflect a 3 for 2 stock split effected in the form of a 50% stock dividend, declared by the Board of Directors on March 23, 1998 and distributed April 17, 1998 to shareholders of record as of April 3, 1998. The Company adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share" in fiscal 1998 and restated all prior-period earnings per share data (see Note 1 of Notes to Consolidated Financial Statements).

ITEM 7.         MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS,
                --------------------------------------------------------------
                AND LIQUIDITY AND CAPITAL RESOURCES
                -----------------------------------

          (A)   RESULTS OF OPERATIONS
                ---------------------

                The following table summarizes the Company's historical results of operations with revenue contribution by operating segment after inter-company eliminations and consolidated costs and expenses as a percent of total net revenue. This information should be read in conjunction with the Company's financial statements and related notes.

                                                             FISCAL YEAR ENDED MARCH 31,
                                              2000                      1999                    1998
                                              ----                      ----                    ----
                                       AMOUNT       PERCENT       AMOUNT     PERCENT      AMOUNT     PERCENT
                                       ------       -------       ------     -------      ------     -------
                                                               (Dollars in thousands)
Net Revenues
------------
Generic Products                       $101,342      69.4%      $ 91,833       80.0%     $79,193       80.4%
Branded Products                         23,469      16.1          1,795        1.6           --         --
Specialty Materials                      17,181      11.8         13,405       11.6       11,003       11.2
Contract Services/Licenses                3,978       2.7          7,827        6.8        8,290        8.4
                                       --------     -----       --------      -----      -------      -----
   Total Net Revenues                   145,970     100.0        114,860      100.0       98,486      100.0
                                       --------     -----       --------      -----      -------      -----
Costs and Expenses
------------------
Manufacturing Costs                      63,446      43.5         61,415       53.5       56,483       57.3
Research and Development                  8,043       5.5          6,884        6.0        5,752        5.8
Selling and Administrative               37,982      26.0         22,201       19.3       19,104       19.4
Other Income, net                        (4,907)     (3.4)       (13,516)     (11.8)         (98)      (0.1)
Amortization                              2,307       1.6            244        0.2          254        0.3
                                       --------     -----       --------      -----      -------      -----
   Total Costs and Expenses             106,871      73.2         77,228       67.2       81,495       82.7
                                       --------     -----       --------      -----      -------      -----

Earnings before Taxes                    39,099      26.8         37,632       32.8       16,991       17.3
Provision for Income Taxes               14,791      10.1         14,292       12.4        5,687        5.8
                                       --------     -----       --------      -----      -------      -----
Net Income                             $ 24,308      16.7%      $ 23,340       20.4%     $11,304       11.5%
                                       ========     =====       ========      =====      =======      =====

FISCAL 2000 COMPARED TO FISCAL 1999
-----------------------------------

                Revenues. Net revenues for fiscal 2000 increased $31.1 million, or 27%, over the prior fiscal year. The increase in revenues, after elimination of inter-segment revenues, was due to higher sales in all three marketing divisions (generic products, branded products and specialty materials) as shown in the following table:

                                                 Increase (Decrease)
                                                    vs Prior Year

                                                AMOUNT        PERCENT
                                                -----         -------
                  Net Revenues
                  Generic products             $ 9,509          10.4%
                  Branded products              21,674            Nm
                  Specialty materials            3,776          28.2
                  Contract services/licenses    (3,849)        (49.2)
                                               -------
                     Total net revenues        $31,110          27.1%
                                               =======

                Branded product sales through Ther-Rx in its first full marketing year grew to $23.5 million versus $1.8 million for the fourth quarter of fiscal year 1999, when the business began operations. This branded business was started by acquiring products with established brand name recognition and existing distribution, and through the subsequent introduction of internally developed products. Acquired products include Micro-K(R) Extencaps acquired in March 1999 and the PreCare(R) prenatal caplet that was acquired in August 1999. Ther-Rx also introduced three internally developed products since October 1999 under the PreCare(R) family of women's health care pharmaceuticals. These products include PreCare(R) Chewables, a chewable prenatal vitamin; PremisisRx(TM), a product designed for use along with a physician-supervised program to reduce pregnancy-related nausea; and Pre-Care(R) Conceive(TM), a nutritional supplement specifically designed for use by both men and women prior to conception.

                Of the $9.5 million increase, or 10%, in specialty generic net sales by ETHEX, volume increases in existing products and new products contributed $6.7 million while $2.8 million was from price increases. ETHEX introduced 7 new products during the year and in March, 2000 received ANDA approval for the generic alternative to IMDUR(R) by Schering.

                Specialty materials sales by Particle Dynamics increased by $3.8 million, or 28%, due primarily to higher volume in existing product lines on an expanded customer base.

                Contract services and licensing revenues decreased $3.8 million, or 49%, since the prior fiscal year included a $3 million licensing payment and due to lower volume, reflecting a smaller customer base as the Company de-emphasized lower margin contract manufacturing in its business strategy.

                While the Company anticipates continued overall growth in sales of the products it markets, there are no assurances that the annual percentage rate of sales growth will continue at past levels.

                Costs and Expenses. Manufacturing costs as a percentage of revenue declined from 53.5% to 43.5% due to the effects of favorable pricing and product mix. The improvement in product mix reflected an increase in the relative contribution of higher margin brand sales and a decrease in lower margin generic pain management sales. Of the 10 percentage-point net decrease, changes in product mix and volume accounted for 7.3% and pricing accounted for 3.3%, which were offset by a 1.1% increase in costs.

                Research and development expense increased $1.2 million, or 17%, compared to the prior year period. The increase was due primarily to an increase in the number of clinical testing programs conducted. The Company expects to continue a high level of expenditures for research, clinical and regulatory efforts.

                Selling and administrative expenses increased $15.8 million, or 71%, compared to the corresponding period of the prior year. The increase was due primarily to the Company's investment in building the sales force for Ther-Rx and related marketing expenses. Selling and marketing expenses associated with this effort were $10.9 million. Selling and marketing expenses of ETHEX increased $1.5 million.

                Amortization expense increased $2.1 million due to the amortization of product rights acquired in March 1999 and August 1999.

                Other income, net, decreased $8.6 million to $4.9 million during fiscal 2000 primarily due to a non-recurring gain related to an arbitration award in fiscal 1999 being $6.7 million higher than the current year's award (see Note 20 of Notes to the Consolidated Financial Statements) and net interest expense increasing $1.4 million.

                Net Income. As a result of the factors described above, net income improved $1 million, or 4%, to $24.3 million compared to the prior year period.

FISCAL 1999 COMPARED TO FISCAL 1998
-----------------------------------

                Revenues. Net revenues increased $16.4 million, or 16.6%, during fiscal 1999. The increase in net sales was due to higher sales of generic products, branded product sales resulting from the acquisition of the Micro-K(R) product line during the fourth quarter of fiscal 1999, and specialty materials which were partially offset by lower contract services sales and licensing revenues.

                Generic product sales increased $12.6 million, or 16%, during fiscal 1999 due to the introduction of ten new products and higher sales volumes across the majority of the existing products. Existing products contributed $16.1 million of the increase and new products contributed $5.8 million; however, such increases were partially offset by price declines of $9.3 million compared to total sales for the prior year. The increase in sales on existing products reflected increased market share on an expanded customer base, increased generic substitution rates and a full year's sales impact of products introduced in the prior year across several product categories. The price decline was confined largely to a single product category where increased competition on revenue sharing products - based on sales and gross margin - adversely affected prices.

                Brand name product sales represented a partial month's sales of the Micro-K(R) product line which was acquired from American Home Products in March 1999. The product line had annual sales of approximately $18.5 million at the time of the acquisition.

                Sales of specialty materials increased $2.4 million, or 21.8% during fiscal 1999 due primarily to a full year's sales impact of two products introduced in the prior year by Particle Dynamics, which contributed $2.1 million, or 19.1%, of the increase. Particle Dynamics also increased its customer base during fiscal 1999, primarily for its line of calcium carbonate products, which accounted for approximately 51% of its total sales for the fiscal year. Calcium carbonate sales increased 28.6%.

                Contract services and licensing revenues decreased $.5 million, or 5.6% due to lower volume, reflecting a smaller customer base as the Company de-emphasized lower margin contract manufacturing in its business strategy.

                Costs and Expenses. Manufacturing costs increased $4.9 million, or 8.7%, to $61.4 million during fiscal 1999 from $56.5 million in fiscal 1998 due to increased volume. Manufacturing costs as a percentage of revenues declined to 53.5% from 57.3%, due primarily to a favorable shift in the mix of products sold toward higher margin products, which was partially offset by lower average pricing.

                The price decline and improvement in product mix were due primarily to changes in the generic business. Lower pricing due to increased competition eroded margins on certain products. The improvement in product mix reflected a decrease in volume on the lower margin business and increases in sales of higher margin new products introduced in fiscal 1999 and 1998.

                Research and development costs increased $1.1 million, or 19.7%, to $6.9 million during fiscal 1999 from $5.8 million in fiscal 1998. The increase was due to higher personnel costs of $.4 million, increased usage of R&D materials and laboratory supplies of $.3 million, and higher levels of clinical testing of $.2 million.

                Selling and administrative expenses increased $3.1 million, or 16.2%, to $22.2 million during fiscal 1999 from $19.1 million in fiscal 1998. As a percentage of revenues, selling and administrative expenses remained relatively flat with the prior year, decreasing nominally to 19.3% from 19.4%. The increase in expenses was related primarily to higher costs associated with additional personnel to support the continued growth of $1.3 million, the branded sales initiative of $.7 million and increased marketing activities associated with sales of generic products of $1.1 million.

                Amortization expenses decreased nominally in fiscal 1999 due primarily to lower expense associated with amortization of financing fees of $.1 million, partially offset by one-half month's amortization of the Micro-K(R) product rights acquired near the end of the fourth quarter of fiscal 1999. The product rights are being amortized over 20 years at an annual rate of $1.8 million.

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

          (B)   REGARDING COMMODITY PRICES
                --------------------------

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

          (C)   VARIABLE RATE RISKS
                -------------------

                Advances to the Company under the Company's credit facility bear interest at a rate which varies consistent with increases or decreases in the publicly-announced prime rate [and/or the LIBOR rate with respect to LIBOR-related loans, if any]. These rates have gradually increased over the past several years. A material increase in such rates, however, could significantly increase borrowing expenses. For example, an increase of 1% in the prime rate would increase the borrowing expense to the Company by approximately $110,000 annually on the principal balance of the Company's credit facility at March 31, 2000.

          (D)   YEAR 2000 READINESS DISCLOSURE
                ------------------------------

                Last year, the Company discussed the nature and progress of its plans to become Year 2000 ready. In late 1999, the Company completed its identification and testing of systems. As a result of those efforts, the Company experienced no significant disruptions in mission critical information technology and non-information technology systems and believes those systems successfully responded to the year 2000 date change. The Company has not incurred any material expenditure in connection with identifying or evaluating Year 2000 compliance issues. The Company estimates it will not incur any material levels of expenditure on this issue during 2000 to support its compliance initiatives. The Company is not aware of any material problems resulting from Year 2000 issues, either with its products, its internal systems, or the products and services of third parties. The Company plans to continue to monitor its computer systems and those of its suppliers and vendors to ensure that any latent Year 2000 matters that may arise are addressed promptly.

          (E)   LIQUIDITY AND CAPITAL RESOURCES

                The following table lists selected cashflow and balance sheet data for fiscal years 2000, 1999 and 1998:

                       ($ IN 000'S)                   2000        1999        1998
                                                   -----------------------------------
                  Cashflow from Operations           $24,938     $ 9,499     $13,756
                  Working Capital                     37,566      43,112      35,403
                  Long-Term Liabilities               19,139      33,974       7,040
                  Shareholders' Equity                97,799      67,548      44,164

                Cashflow from operations of $24.9 million for fiscal 2000 was primarily due to net income before depreciation and amortization of $28.8 million and the receipt of a $13.3 million arbitration award from fiscal 1999, which was partially offset by increases in accounts receivable ($4.7 million), inventories ($6.5 million) and a net reduction in payable accruals ($4.0 million). The increase in receivables and inventories is associated with sales growth and the effect of new product introductions in Ther-Rx and ETHEX. In addition, accrued income taxes decreased $5.0 million due to taxes paid in fiscal 2000 in connection with the arbitration award recorded in fiscal 1999.

                Long term liabilities decreased to $19.1 million in fiscal 2000 from $34 million primarily as a result of a $14 million reduction in borrowings incurred to finance the acquisition of the Micro-K(R) product line.

                Investing activities for fiscal 2000 included cash outlays for capital expenditures of $15.4 million and product acquisitions of $3.0 million, partially offset by cash provided by the sale of $7.5 million of marketable securities. Capital expenditures were primarily for production equipment, laboratory improvements and the upgrade of our business software and network systems. Construction-in-progress at March 31, 2000 was estimated to cost $1.6 million to complete. We acquired the worldwide rights to PreCare(R) in August 1999 for approximately $8.4 million, consisting of $3.0 million in cash, $4.5 million of Class A common stock and a $.9 million note.

                The Company believes that existing cash, cash generated from operating activities and funds available under its credit facility will be adequate to fund operating activities in the short and long term, including near and long term debt obligations, capital improvements, product development activities and expansion of marketing capabilities for the branded pharmaceutical business for the presently foreseeable future. As of March 31, 2000, the Company has a loan agreement expiring October 2002 with LaSalle National Bank. The agreement provides for a revolving line of credit for borrowing up to $40 million. The Company had cash borrowing of $11 million and $2.6 million in open letters of credit issued under this facility.

          Ratios. The following table lists selected financial ratios for the fiscal years 2000, 1999 and 1998:

                                                    2000         1999          1998
                                                ---------------------------------------
                  Working Capital Ratio           2.6 to 1     2.6 to 1      3.1 to 1
                  Debt to Equity                  .19 to 1     .48 to 1      .12 to 1
                  Total Liabilities to Equity     .44 to 1     .89 to 1      .55 to 1

                The Company's working capital ratio remained the same in fiscal 2000 while debt to equity and total liabilities to equity ratios improved due to the $14 million decrease in long term debt associated with the paying down of borrowings from its credit facility which were incurred to finance the Micro-K(R) acquisition.

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

          (F)   NEW ACCOUNTING STANDARDS
                ------------------------

                In June 1998, the FASB issued SFAS No. 133 " Accounting for Derivatives and Hedging Activities", which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. SFAS No. 133 is effective for years beginning after June 15, 2000 and requires comparative information for all fiscal quarters of fiscal years beginning after June 15, 2000. The Company does not expect the adoption of this statement to have a significant impact on its results of operations, financial position or cash flows.


ITEM 8.         FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
                -------------------------------------------

              REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


To the Shareholders and Board of Directors of KV Pharmaceutical Company:


We have audited the consolidated balance sheets of KV Pharmaceutical Company and Subsidiaries as of March 31, 2000 and 1999, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended March 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of KV Pharmaceutical Company and Subsidiaries at March 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2000, in conformity with generally accepted accounting principles.

BDO SEIDMAN, LLP
St. Louis, Missouri

May 10, 2000

                                        KV PHARMACEUTICAL COMPANY AND SUBSIDIARIES
                                              CONSOLIDATED BALANCE SHEETS
                                               MARCH 31, 2000 AND 1999
                                         (IN THOUSANDS EXCEPT PER SHARE DATA)

                                                                                       2000           1999
                                                                                  ------------    ------------
ASSETS
------
Current Assets:
Cash and cash equivalents                                                           $  3,443        $  2,617
Marketable securities, available-for-sale                                                 --           7,523
Receivables, less allowance for doubtful accounts of
   $2,459 and $631 in 2000 and 1999, respectively                                     23,681          18,988
Receivable, arbitration award                                                             --          13,253
Inventories                                                                           30,114          23,653
Deferred income taxes                                                                  3,138           3,379
Prepaid and other current assets                                                         637             168
                                                                                  ------------    ------------
   Total Current Assets                                                               61,013          69,581

Property and equipment, less accumulated depreciation                                 32,173          18,966

Intangibles and other assets, net of amortization                                     47,132          39,443
Deferred income taxes                                                                     67              --
                                                                                  ------------    ------------
TOTAL ASSETS                                                                        $140,385        $127,990
                                                                                  ============    ============

LIABILITIES
-----------
Current Liabilities:
Accounts payable                                                                    $ 10,843        $  8,667
Accrued liabilities                                                                   10,945          17,090
Current maturities of long-term debt                                                   1,659             712
                                                                                  ------------    ------------
   Total Current Liabilities                                                          23,447          26,469

Long-term debt                                                                        16,779          31,491
Deferred income taxes                                                                     --             379
Other long-term liabilities                                                            2,360           2,103
                                                                                  ------------    ------------
TOTAL LIABILITIES                                                                     42,586          60,442
                                                                                  ------------    ------------

SHAREHOLDERS' EQUITY
--------------------
7% Cumulative Convertible Preferred Stock, $.01 par value; $25.00 stated
   and liquidation value; 840,000 shares authorized; issued and outstanding,
   240,000 and 241,000 shares in 2000 and 1999, respectively                               2               2
   (convertible into Class A shares at a ratio of 3.75 to one)

Class A and Class B Common Stock, $.01 par value;
   150,000,000 and 75,000,000 shares authorized, respectively;
   Class A-issued 12,261,999 and 11,923,319 in 2000 and 1999                             123             119
   Class B-issued 6,607,112 and 6,393,867 in 2000 and 1999 -
   (convertible into Class A shares on a one-for-one basis)                               66              64

Additional paid-in capital                                                            40,864          34,532
Retained earnings                                                                     56,799          32,911
Accumulated comprehensive loss, net                                                       --             (25)
Less:  Treasury Stock, 35,619 shares each of
   Class A and Class B Common Stock, at cost                                             (55)            (55)
                                                                                  ------------    ------------

TOTAL SHAREHOLDERS' EQUITY                                                            97,799          67,548
                                                                                  ------------    ------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                          $140,385        $127,990
                                                                                  ============    ============

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        KV PHARMACEUTICAL COMPANY AND SUBSIDIARIES
                            CONSOLIDATED STATEMENTS OF INCOME
                     FOR THE YEARS ENDED MARCH 31, 2000, 1999 AND 1998
                           (IN THOUSANDS EXCEPT PER SHARE DATA)

                                                           2000         1999          1998
                                                       ------------ ------------  ------------
   Net Revenues                                          $145,970     $114,860      $ 98,486
                                                       ------------ ------------  ------------
Costs and Expenses:
    Manufacturing costs                                    63,446       61,415        56,483
    Research and development                                8,043        6,884         5,752
    Selling and administrative                             37,982       22,201        19,104
    Amortization of intangible assets                       2,307          244           254
                                                       ------------ ------------  ------------
Total costs and expenses                                  111,778       90,744        81,593
                                                       ------------ ------------  ------------

Operating income                                           34,192       24,116        16,893
                                                       ------------ ------------  ------------
Other income (expense):
    Arbitration award, net of expenses                      6,059       12,723            --
    Interest and other income                                 780        1,291           550
    Interest expense                                       (1,932)        (498)         (452)
                                                       ------------ ------------  ------------
Total other income                                          4,907       13,516            98
                                                       ------------ ------------  ------------

Income before income taxes                                 39,099       37,632        16,991
Provision for income taxes                                 14,791       14,292         5,687
                                                       ------------ ------------  ------------

Net Income                                               $ 24,308     $ 23,340      $ 11,304
                                                       ============ ============  ============

   Net Income per Common Share-Basic                     $   1.28     $   1.26      $   0.60
                                                       ============ ============  ============

   Net Income per Common Share-Diluted                   $   1.19     $   1.17      $   0.58
                                                       ============ ============  ============


SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                         KV PHARMACEUTICAL COMPANY AND SUBSIDIARIES
                                      CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                     FOR THE YEARS ENDED March 31, 2000, 1999 AND 1998
                                            (IN THOUSANDS EXCEPT PER SHARE DATA)

                                                                                                          ACCUMU-
                                                                                                          LATED        TOTAL
                                          PRE-    CLASS A   CLASS B  ADDITIONAL              RETAINED     COMPRE-      SHARE-
                                         FERRED   COMMON    COMMON    PAID IN     TREASURY   EARNINGS     HENSIVE     HOLDERS'
                                         STOCK     STOCK    STOCK     CAPITAL      STOCK    (DEFICIT)    LOSS, NET    EQUITY

BALANCE AT MARCH 31, 1997                 $ 2      $ 77      $44      $33,845      $(55)     $  (829)     $  --      $33,084
Net income                                 --        --       --           --        --       11,304         --       11,304
Stock Options exercised,
    24,165 shares of Class A               --        --       --          128        --           --         --          128
    17,206 shares of Class B               --         1       --           69        --           --         --           70
Conversion of 98,500 shares
    of Class B shares to
    Class A shares                         --         1       (1)          --        --           --         --           --
Dividends paid on preferred stock          --        --       --           --        --         (422)        --         (422)
Three for two stock split
    effected in the form of a
    50% stock dividend                     --        39       21           --        --          (60)        --           --
                                        ---------------------------------------------------------------------------------------
BALANCE AT MARCH 31, 1998                   2       118       64       34,042       (55)       9,993         --       44,164
Comprehensive income
Net income                                 --        --       --           --        --       23,340         --       23,340
Other comprehensive loss, net of tax:
  Net unrealized loss on
  available-for-sale securities            --        --       --           --        --           --        (25)         (25)
                                                                                                          ---------------------
Total comprehensive income                 --        --       --           --        --           --        (25)      23,315
Dividends paid on preferred stock          --        --       --           --        --         (422)        --         (422)
Conversion of 123,000 shares of
  Class B shares to Class A shares         --         1       (1)          --        --           --         --           --
Stock Options exercised,
  46,478 shares of Class A less
  88 shares repurchased                    --        --       --          261        --           --         --          261
  74,129 shares of Class B                 --        --        1          229        --           --         --          230
Class A shares canceled - 6,146 shares     --        --       --           --        --           --         --           --
Stock Split - payment of partial
  shares from 1998                         --        --       --           --        --           --         --           --
                                        ---------------------------------------------------------------------------------------
BALANCE AT MARCH 31, 1999                   2       119       64       34,532       (55)      32,911        (25)      67,548
Comprehensive income
Net income                                 --        --       --           --        --       24,308         --       24,308
Other comprehensive income, net of tax:
Reclassification adjustment for
  gains on available-for-sale
  securities included in income            --        --       --           --        --           --         25           25
                                                                                                          ---------------------
Total comprehensive income                                                                                            24,333
Dividends paid on preferred stock          --        --       --           --        --         (420)        --         (420)
Product acquisition                        --         3       --        4,497        --           --         --        4,500
Conversion of 33,997 shares of
  Class B shares to Class A shares         --        --       --           --        --           --         --           --
Conversion of 1,000 shares
  of Preferred                             --        --       --           --        --           --         --           --
Stock Options exercised,
  42,422 shares of Class A less
  599 shares repurchased                   --         1       --          232        --           --         --          233
  247,242 shares of Class B                --        --        2        1,603        --           --         --        1,605
                                        ---------------------------------------------------------------------------------------
BALANCE AT MARCH 31, 2000                 $ 2      $123      $66      $40,864      $(55)     $56,799      $  --      $97,799
                                        =======================================================================================

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                     KV PHARMACEUTICAL COMPANY AND SUBSIDIARIES
                                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 FOR THE YEARS ENDED MARCH 31, 2000, 1999 AND 1998
                                                   (IN THOUSANDS)

                                                                             2000           1999            1998
                                                                             ----           ----            ----
OPERATING ACTIVITIES
Net Income                                                                 $ 24,308       $ 23,340        $11,304
Adjustments to reconcile net income
   To net cash provided by operating activities:
   Depreciation, amortization and other non-cash charges                      4,480          1,875          1,888
   Change in deferred taxes                                                    (205)          (586)        (1,524)
   Change in deferred compensation                                              257            501            690
Changes in operating assets and liabilities:
   Increase in receivables, net                                              (4,693)        (3,684)        (6,725)
   Decrease (increase) in receivable arbitration award                       13,253        (13,253)            --
   Increase in inventories                                                   (6,461)        (8,047)        (2,820)
   (Increase) decrease in prepaid and other assets                           (2,032)           193           (800)
   (Decrease) increase in accounts payable and
      accrued liabilities                                                    (3,969)         9,160         11,743
                                                                           --------       --------        -------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                    24,938          9,499         13,756
                                                                           --------       --------        -------
INVESTING ACTIVITIES
   Purchase of property and equipment, net                                  (15,380)        (5,846)        (2,453)
   Sale (Purchase) of marketable securities                                   7,548         (7,564)            --
   Product acquisition                                                       (3,000)       (36,140)            --
                                                                           --------       --------        -------
NET CASH USED IN INVESTING ACTIVITIES                                       (10,832)       (49,550)        (2,453)
                                                                           --------       --------        -------
FINANCING ACTIVITIES
   Principal payments on long-term debt                                     (16,698)          (558)          (549)
   Proceeds from credit facility                                              2,000         25,000             --
   Dividends paid on Preferred Stock                                           (420)          (422)          (422)
   Exercise of Common Stock options                                           1,838            490            198
                                                                           --------       --------        -------
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES                         (13,280)        24,510           (773)
                                                                           --------       --------        -------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                826        (15,541)        10,530
CASH AND CASH EQUIVALENTS AT:
BEGINNING OF YEAR                                                             2,617         18,158          7,628
                                                                           --------       --------        -------
END OF YEAR                                                                $  3,443       $  2,617        $18,158
                                                                           ========       ========        =======

NON-CASH INVESTING AND FINANCING ACTIVITIES:

      Portion of product acquisition financed through issuance of:

      Short-term debt                                                      $    933
      Common stock                                                            4,500

      Portion of building acquired through proceeds
        from a term loan                                                                  $  2,300        $ 3,500


SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)

1.        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
          ------------------------------------------

          PRINCIPLES OF CONSOLIDATION
          ---------------------------

          The consolidated financial statements include the accounts of KV Pharmaceutical Company and its wholly-owned subsidiaries (the "Company"). All material intercompany accounts and transactions have been eliminated in consolidation.

          CASH EQUIVALENTS
          ----------------

          Cash equivalents consist of highly liquid instruments that have an original maturity of three months or less. Cash equivalents consist primarily of government backed securities aggregating $2,352 at March 31, 2000 and $1,778 at March 31, 1999.

          MARKETABLE SECURITIES
          ---------------------

          Marketable securities are stated at fair market value or historical cost in accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities", and consist of investments in U.S. government agency securities and corporate bonds maturing through 2001.

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

          INVENTORIES
          -----------

          Inventories are stated at the lower of cost or market, with the cost determined on the first-in, first-out (FIFO) basis.

          PROPERTY AND EQUIPMENT
          ----------------------

          Property and equipment are stated at cost. Depreciation is computed over the estimated useful life using the straight line method.

          INTANGIBLES AND OTHER ASSETS
          ----------------------------

          The excess of cost over the fair value of the net assets of the Company's Particle Dynamics subsidiary, at the time of acquisition is being
amortized on a straight line basis over 40 years.   The Micro-K(R) and
PreCare(R) product acquisitions are being amortized on a straight line basis over 20 years. All other intangible assets and deferred charges are being amortized over periods varying from 5 to 17 years on a straight line basis. The Company reviews intangible assets for possible impairment if there is a significant event that detrimentally effects operations. Impairment is assessed using estimates of the non-discounted future earnings potential of the entity or assets acquired. The Company has estimated that no impairment losses have occurred through March 31, 2000.

          REVENUE RECOGNITION
          -------------------

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

          RESEARCH AND DEVELOPMENT
          ------------------------

          Research and development costs, including costs funded by third parties, are expensed in the period incurred. Payments received from third parties for research and development are offset against expenses when the parties are billed.

          EARNINGS PER SHARE
          ------------------

          Basic earnings per share is calculated by dividing net income for the period by the weighted average number of shares of Common Stock outstanding during the period. The assumed exercise of stock options and the assumed conversion of Preferred Stock are included in the calculation of diluted earnings per share.

          INCOME TAXES
          ------------

          Income taxes are accounted for under the liability method, in which deferred income taxes are recognized as a result of temporary differences between the financial reporting basis and tax basis of assets and liabilities. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

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

          STOCK-BASED COMPENSATION
          ------------------------

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

          In October 1995, the Financial Accounting Standards Board, ("FASB")
issued SFAS No. 123, "Accounting for Stock-Based Compensation".   SFAS No.
123 allows companies to continue to
account for their stock option plans in accordance with APB Opinion No. 25, but encourages the adoption of a new accounting method based on the estimated fair value of employee stock options. Pro forma net income and income per share, determined as if the Company has applied the new method, are disclosed in Note 13.

          FAIR VALUE OF FINANCIAL INSTRUMENTS
          -----------------------------------

          The carrying amounts of all short-term asset and liability financial instruments are reasonable estimates of their fair value because of the short maturity of these items. The carrying amount of all long term financial instruments approximates their fair value because their terms are similar to those which can be obtained for similar financial instruments in the current marketplace.

          NEW ACCOUNTING PRONOUNCEMENTS
          -----------------------------

          In June 1998, the FASB issued SFAS No. 133 "Accounting for Derivatives and Hedging Activities", which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. SFAS No. 133 is effective for years beginning after June 15, 2000 and requires comparative information for all fiscal quarters of fiscal years beginning after June 15, 2000. The Company does not expect the adoption of this statement to have significant impact on its results of operations, financial position or cash flows.

          RECLASSIFICATIONS
          -----------------

          Certain amounts from the prior years' financial statements have been reclassified to conform to the current year presentation.

2.        BUSINESS OPERATIONS
          -------------------

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

          The Company extends unsecured credit to its customers. The Company had sales to two customers that aggregated 30%, 36% and 26% for the years ended March 31, 2000, 1999 and 1998, respectively. In addition, the balance due from these customers represented approximately 27% and 36% of consolidated accounts receivable as of March 31, 2000 and 1999.

3.        ACQUISITIONS
          ------------

          (a) On August 2, 1999, the Company acquired the world-wide rights and trademark for the prescription prenatal product, PreCare(R) from UCB Pharma for $8.4 million. The purchase price was funded by a $3 million cash payment, a $0.9 million note and $4.5 million in Class A Common Stock. The intangible asset (product rights) related to the acquisition is being amortized on the straight-line basis over a period of 20 years. The "pro forma" results related to the PreCare(R) product are not material to the financial statements for comparative purposes.

          (b) In the fourth quarter of fiscal 1999, the Company acquired the world-wide rights and trademark to Micro-K(R) Extendcaps from Wyeth-Ayerst Laboratories, the pharmaceutical division of American Home Products Corporation for a cash payment of $36 million, consisting of an $11 million payment from available cash and $25 million drawn on its revolving line of credit. The intangible asset (product rights) related to the acquisition is being amortized on the straight-line basis over a period of 20 years.

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

                                                     YEAR ENDED MARCH 31,
                                                     1999            1998
                                                   -------------------------
       Total Revenues as reported                  $114,860        $ 98,486
       Total Revenues - Pro forma                   133,372         124,322
       Net Income as reported                        23,340          11,304
       Net Income - Pro forma                        26,591          18,437

       Earnings Per Share:
         Basic as reported                            $1.26           $0.60
                                                      =====           =====
         Diluted as reported                          $1.17           $0.58
                                                      =====           =====
         Basic - Pro forma                            $1.44           $1.00
                                                      =====           =====
         Diluted - Pro forma                          $1.33           $0.94
                                                      =====           =====

4.        INVENTORIES
          -----------

          Inventories as of March 31, consist of:


                                                        2000          1999
                                                        ----          ----
       Finished goods                                  $15,990      $11,733
       Work-in-process                                   2,544        2,283
       Raw materials                                    12,642       10,185
                                                       -------      -------
                                                        31,176       24,201
       Reserves for obsolescence                        (1,062)        (548)
                                                       -------      -------
                                                       $30,114      $23,653
                                                       =======      =======

5.        MARKETABLE SECURITIES
          ---------------------

          There were no marketable securities at March 31, 2000.

          The composition of the available-for-sale investments portfolio at March 31, 1999 was:

                                          AMORTIZED    UNREALIZED    MARKET
                                            COST         LOSSES      VALUE
                                          ---------    ----------    ------
          U.S. Government agency
            securities                     $1,000        $ (2)       $  998
          Corporate bonds                   6,564         (39)        6,525
                                           ------        ----        ------
                                           $7,564        $(41)       $7,523
                                           ======        ====        ======

6.        COMPREHENSIVE INCOME
          --------------------

          Effective April 1, 1998 the Company adopted SFAS No. 130, "Reporting Comprehensive Income". This Statement establishes standards for reporting of all changes in equity from non-shareholder sources. There was no effect on prior year financial statements.

          Changes in accumulated comprehensive income, net for the year ended March 31, 2000 are as follows:

                                                                  TAX
                                                  BEFORE-TAX    BENEFIT    NET-OF-TAX
                                                    AMOUNT     (EXPENSE)     AMOUNT
                                                  ----------   ---------   ----------

            Unrealized losses arising
               during period                          $(61)       $ 23       $(38)
            Reclassification adjustments
               for losses on the sale of
               securities included in net
               income                                  102         (39)        63
                                                      ----        ----       ----
            Net unrealized gains                      $ 41        $ 16       $ 25
                                                      ====        ====       ====

          Changes in accumulated comprehensive loss, net for the year end March 31, 1999 are as follows:

                                                                  TAX
                                                  BEFORE-TAX    BENEFIT    NET-OF-TAX
                                                    AMOUNT     (EXPENSE)     AMOUNT
                                                  ----------   ---------   ----------
            Unrealized losses on
               securities:
            Unrealized losses arising
                 during period                        $(41)       $16        $(25)
               Less:  reclassification
               adjustment for losses realized
                 in net income                          --         --          --
                                                      ----        ---        ----
            Net unrealized losses                     $(41)       $16        $(25)
                                                      ====        ===        ====

7.        PROPERTY AND EQUIPMENT
          ----------------------


          Property and equipment as of March 31, consist of:


                                                          2000        1999
                                                          ----        ----
            Land and improvements                       $  2,083    $  2,056
            Building and building improvements            10,504       9,626
            Machinery and equipment                       18,320      14,989
            Office furniture and equipment                 4,450       3,830
            Leasehold improvements                         3,145       2,874
            Construction-in-progress (estimated costs
              to complete at March 31, 2000 was $1,572)   13,093       2,840
                                                        --------    --------
                                                          51,595      36,215
            Less accumulated depreciation and
             amortization                                (19,422)    (17,249)
                                                        --------    --------
            Net property and equipment                  $ 32,173    $ 18,966
                                                        ========    ========

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

          Purchases of property and equipment were $15,380 and $8,146 for fiscal years 2000 and 1999, respectively. Depreciation and amortization of property and equipment was $2,173, $1,616 and $1,634 for 2000, 1999 and 1998,
respectively.

8.        INTANGIBLES AND OTHER ASSETS
          ----------------------------

          Intangibles and other assets as of March 31, consist of:

                                                          2000        1999
                                                          ----        ----
            Goodwill                                    $ 2,139     $ 2,139
            Product rights                               44,573      36,140
            Financing charges                               369         401
            Cash surrender value of life insurance
               and split-dollar life insurance            1,592         943
            Trademarks and patents                        1,721       1,047
            Deposits                                        534         341
            Other                                           291         291
                                                        -------     -------
                                                         51,219      41,302
            Less accumulated amortization                (4,087)     (1,859)
                                                        -------     -------
               Net intangibles and other assets         $47,132     $39,443
                                                        =======     =======

          Amortization of goodwill is being charged to operations at $55 per year. Amortization of product rights and all other deferred charges was $2,252, $188 and $199 for 2000, 1999 and 1998, respectively.

9.        ACCRUED LIABILITIES
          -------------------

          Accrued liabilities as of March 31, consist of:

                                                           2000        1999
                                                           ----        ----
            Salaries, wages, incentives
               and benefits                              $ 4,451     $ 3,482
            Interest                                          87         125
            Income taxes                                   3,045       7,855
            Professional fees                                416         764
            Revenue sharing (see Note 17)                  1,142       3,300
            Promotions                                     1,486         440
            Other                                            318       1,124
                                                         -------     -------
                                                         $10,945     $17,090
                                                         =======     =======

10.       LONG TERM DEBT
          --------------

          Long-term debt as of March 31, consists of:

                                                          2000        1999
                                                          ----        ----
            Revolving credit line                       $11,000     $25,000
            Industrial revenue bonds                      1,505       1,830
            Building mortgages                            4,985       5,372
            PreCare - UCB                                   948          --
                                                        -------     -------
                                                         18,438      32,202
            Less current portion                         (1,659)       (711)
                                                        -------     -------
            Long-term debt                              $16,779     $31,491
                                                        =======     =======

          As of March 31, 2000, the Company has a loan agreement expiring October 15, 2002 with LaSalle National Bank. The agreement provides for a revolving line of credit for borrowing up to $40,000. The credit facility is unsecured and interest is currently charged at the LIBOR rate of 6.07% plus 200 basis points or 8.07% at March 31, 2000. At March 31, 2000, the Company had cash borrowing of $11,000 and $2,623 in open letters of credit issued under this facility. The agreement includes covenants that impose minimum levels of earnings before interest, taxes, depreciation and amortization, a maximum funded debt ratio, and limit capital expenditures and dividend payments. As of March 31, 2000 the Company was in compliance with all of its covenants.

          The industrial revenue bonds, which bear interest at 7.35% per annum, mature serially through 2005 and are collateralized by certain property and equipment, as well as through a letter of credit, which may only be accessed in case of default on the bonds. The bonds do not allow the holder to require the Company to redeem the bonds.

          The building mortgages bear interest at 8.53% and 7.95% with monthly principal payments of $19 and $13 plus interest through June 18, 2002 and March 11, 2004 with final payments of the remaining principal balances outstanding plus accrued and unpaid interest due on June 18, 2002 and March 11, 2004, respectively.

          The aggregate maturities of long-term debt as of March 31, 2000 are as follows:

          2001                           $ 1,659
          2002                            11,712
          2003                             2,851
          2004                             2,012
          2005                               205

          The Company paid interest of $1,954, $446, and $465 during the years ended March 31, 2000, 1999 and 1998, respectively.

11.       COMMITMENTS AND CONTINGENCIES
          -----------------------------

          LEASES

          The Company leases manufacturing, office and warehouse facilities, equipment and automobiles under operating leases expiring through 2012. Total rent expense for the years ended March 31, 2000,

1999 and 1998 was $2,185, $1,457 and $1,077, respectively. Future minimum lease commitments under non-cancelable operating leases are as follows:

          2001                            $1,983
          2002                             2,246
          2003                             2,167
          2004                             1,027
          2005                               914
          Later Years                        324

          CONTINGENCIES

          The Company currently carries product liability coverage of ten million dollars per occurrence and ten million dollars in the aggregate on a "claims made" basis. There is no assurance that its present insurance will cover any potential claims that may be asserted in the future.

          The Company is subject to legal proceedings and claims which arise in the ordinary course of business. While the Company is not presently able to determine the potential liability, if any, related to such matters, the Company believes none of the matters, individually or in the aggregate, will have a material adverse effect on its financial position or operations.

          EMPLOYMENT AGREEMENTS

          The Company has employment agreements with certain officers and key employees which extend for one to five years. These agreements provide for base levels of compensation and, in certain instances, also provide for incentive bonuses and separation benefits. Also, the agreement with one officer contains provisions for partial salary continuation under certain conditions contingent upon noncompete restrictions and providing consulting services to the Company as specified in the agreement. The Company expensed $256, $501 and $690 under this agreement in 2000, 1999 and 1998, respectively.

12.       INCOME TAXES
          ------------

          The fiscal 2000 and 1999 provisions were based on the estimated federal and state taxable income using the statutory rates. The fiscal 1998 provision was based on the estimated federal and state taxable income using statutory rates, as well as utilization of its general business credit carry forwards generated in prior years.

                                             Years Ended March 31,
                                          ----------------------------
                                          2000        1999        1998
                                          ----        ----        ----
      PROVISION
       Current
         Federal                        $13,471     $13,373     $ 6,233
         State                            1,525       1,506         978
                                        -------     -------     -------
                                         14,996      14,879       7,211
                                        -------     -------     -------

       Deferred
         Federal                           (184)       (528)     (1,365)
         State                              (21)        (58)       (159)
                                        -------     -------     -------
                                           (205)       (586)     (1,524)
                                        -------     -------     -------
                                        $14,791     $14,293     $ 5,687
                                        =======     =======     =======

          The reasons for the differences between the provision for income taxes and the expected federal income taxes at the statutory rate are as follows:

                                           2000        1999       1998
                                           ----        ----       ----
      Computed income tax expense
        at statutory rate                $13,684     $13,171    $ 5,947
      Change in valuation allowance           --          --     (1,568)
      State income taxes, less
        Federal income tax benefit         1,090       1,070        696
      Other                                   17          52        612
                                         -------     -------    -------
      Provisions for income taxes        $14,791     $14,293    $ 5,687
                                         =======     =======    =======

          As of March 31, 2000, and 1999, the tax effect of temporary differences between the tax basis of assets and liabilities and their financial reporting amount are as follows:

                                                          2000                             1999
                                                 CURRENT       NON-CURRENT         CURRENT     NON-CURRENT
                                                ----------------------------      --------------------------
Fixed asset basis differences                     $   --          $(818)            $   --       $(1,167)
Reserve for inventory and receivables              1,970             --              2,281            --
Vacation pay reserve                                 383             --                469            --
Deferred compensation                                 --            885                 --           788
Other                                                785             --                629            --
                                                  ------          -----             ------       -------
Net deferred tax asset (liability)                $3,138          $  67             $3,379       $  (379)
                                                  ======          =====             ======       =======

          The Company paid income taxes of $19,754, $9,213 and $4,754 during the years ended March 31, 2000, 1999 and 1998, respectively.

13.       EMPLOYEE BENEFITS
          -----------------

          STOCK OPTION PLAN

          The Company established the KV Pharmaceutical Company Incentive Stock Option Plan for key employees and reserved 3 million shares of Common Stock for such plan. Under the plan, the Stock Option Committee may grant stock options to key employees at not less than one hundred percent (100%) of the fair market value of its Common Stock at the date of grant. The durations and exercisability of the grants vary over a period of up to ten years from the date of grant.

          The following summary shows the transactions for the fiscal years 2000, 1999 and 1998 under option arrangements:

                                                   Options Outstanding            Options Exercisable
                                                --------------------------    -------------------------
                                                                  Average                      Average
                                                    No. of       Price Per         No. of     Price Per
                                                    Shares         Share           Shares       Share
                                                -------------   ----------    -------------  ----------
Balance, March 31, 1997                           1,242,131         6.14          513,485        5.94
Options granted                                     523,500        11.59               --          --
Options becoming exercisable                             --           --          483,750        9.85
Options exercised                                   (62,057)        3.21          (62,057)       3.21
Options canceled                                    (47,820)        8.95           (8,352)       7.56
                                                  ---------       ------        ---------      ------
Balance, March 31, 1998                           1,655,754         7.89          926,826        8.15
Options granted                                     423,398        15.77               --          --
Options becoming exercisable                             --           --          234,136        8.61
Options exercised                                  (120,607)        5.22         (120,607)       5.22
Options canceled                                   (103,370)       11.31          (19,946)       9.57
                                                  ---------       ------        ---------      ------
Balance, March 31, 1999                           1,855,175         9.67        1,020,409        8.58
Options granted                                     579,725        16.67               --          --
Options becoming exercisable                             --           --          470,773       12.56
Options exercised                                  (289,065)        6.37         (289,126)       6.37
Options canceled                                    (87,405)       14.61          (15,880)      14.25
                                                  ---------       ------        ---------      ------
Balance, March 31, 2000                           2,058,430       $11.85        1,186,176      $10.66
                                                  =========       ======        =========      ======

          As discussed in the Summary of Accounting Policies, the Company applies APB Opinion No. 25 and related interpretations in accounting for this plan. Accordingly, no compensation cost has been recognized for its incentive stock option plan.

          The weighted-average grant date fair value per share of stock options granted during the year was $3.66 for A options and $1.40 for B options in fiscal 2000, $3.48 for A options and $2.21 for B options in fiscal 1999, and $9.17 for A options and $5.29 for B options in fiscal 1998. The weighted-average significant assumptions used to determine those values using the Black-Scholes option pricing model for fiscal 2000, 1999 and 1998, respectively, were: volatility of .6630, .6630, .6700; dividend yield of 0% in all three periods; average risk-free interest rate of return of 6.5%, 5.0% and 6.3%; expected option lives ranging from 3 to 10 years:

                The following table summarizes information about stock options outstanding at March 31, 2000:


                                               Options Outstanding                          Options Exercisable
                                 -------------------------------------------------    --------------------------------
     Range of                      Number       Weighted Average       Weighted         Number             Weighted
     Exercise                   Outstanding           Life              Average       Exercisable           Average
      Prices                     at 3/31/00        Remaining        Exercise Price    at 3/31/00        Exercise Price
      ------                     ----------        ---------        --------------    ----------        --------------
$ 1.84  -  $  5.00                 135,379           3 Years            $ 3.92          91,876              $ 3.68
$ 5.01  -  $ 10.00                 658,697           3 Years            $ 7.36         461,786              $ 7.41
$10.01  -  $ 15.00                 612,635           5 Years            $13.07         365,368              $12.25
$15.01  -  $ 20.00                 603,159           7 Years            $16.41         262,296              $16.39
$20.01  -  $ 26.88                  48,438          10 Years            $23.05           4,850              $23.05

                The pro-forma effect on earnings for the year ended March 31, 2000, 1999 and 1998 of the method consistent with SFAS No. 123 would be to reduce reported net income by approximately $1.0 million, $0.8 million and $2.2 million, respectively, to approximately $23.3 million, $22.5 million and $9.1 million.

                The pro-forma effect on basic earnings per share for the years ended March 31, 2000, 1999 and 1998 of this method would be to reduce net income per share by $.05 per share, $.05 per share and $.12 per share, respectively, to $1.23 per share, $1.21 per share and $.48 per share.

                The pro-forma effect on diluted earnings per share for the years ended March 31, 2000, 1999 and 1998 of this method would be to reduce net income per share by $.05 per share, $.04 per share and $.12 per share, respectively, to $1.14 per share, $1.13 per share and $.46 per share.

                PROFIT SHARING PLAN

                The Company has a qualified trustee profit sharing plan (the "Plan") covering substantially all non-union employees. The Company's annual contribution to the Plan, as determined by the Board of Directors, is discretionary and was $175 for fiscal 2000 and $100 in 1999 and 1998. The Plan includes features as described under Section 401(k) of the Internal Revenue Code.

                The Plan was amended as of April 1, 1997, to change the Company's contributions to the 401(k) investment funds to fifty percent (50%) of the first 7% of the salary contributed by each participant. Contributions to the 401(k) investment funds of approximately $586, $421 and $222 were made in 2000, 1999 and 1998, respectively.

                 Contributions are also made to multi-employer defined benefit plans administered by labor unions for certain union employees. Amounts charged to pension expense and contributed to these plans were $119, $86 and $80 in 2000, 1999 and 1998, respectively.

                HEALTH AND MEDICAL INSURANCE PLAN

                The Company contributes to health and medical insurance programs for its non-union and union employees. For non-union employees, the Company self insures the first $50 of each employee's covered medical claims. The Company has recorded $225 of accrued health insurance expense reserves as of March 31, 2000 and March 31, 1999, for claims incurred but not reported. For union employees, the Company participates in a fully funded insurance plan sponsored by the union. Expenses related to both plans charged to operations were approximately $2,647, $1,390 and $1,095 in fiscal 2000, 1999 and 1998, respectively.

14.             RELATED PARTY TRANSACTIONS
                --------------------------

                A director of the Company was associated with a law firm that rendered various legal services to the Company. The Company paid the firm approximately $132, $221 and $239 during the years ended March 31, 2000, 1999 and 1998, respectively.

                In addition, the Company currently leases certain real property from an affiliated partnership of another director of the Company. Lease payments made for this property during the years ended March 31, 2000, 1999 and 1998 totaled $246, $241 and $237, respectively.

15.             EQUITY TRANSACTIONS
                -------------------

                As of March 31, 2000, the Company had 240,000 shares of 7%
Cumulative Convertible Preferred Stock (par value $.01 per share) outstanding at a stated value of $25 per share. The Preferred Stock is non-voting with dividends payable quarterly. The Preferred Stock is redeemable at its stated value. Each share of Preferred Stock is convertible into Class A Common Stock at a conversion price of $6.67 per share. The Preferred Stock has a liquidation preference of $25 per share plus all accrued but unpaid dividends prior to any liquidation distributions to holders of Class A or Class B
Common Stock.   No dividends may be paid on Class A or Class B Common Stock unless all dividends on the Cumulative Convertible Preferred Stock have been declared and paid. Undeclared and unaccrued cumulative preferred dividends at both March 31, 2000 and 1999 were $2,204 or $9.14 per share. Also, under the terms of its credit agreement, the Company may not pay cash dividends in excess of 25% of the prior fiscal year's consolidated net income.

                Holders of Class A Common Stock are entitled to receive dividends per share equal to 120% of the dividends per share paid on the Class B Common Stock and have one-twentieth vote per share in the election of directors and on other matters.

                Under the terms of the Company's current loan agreement (see
Note 10), the Company has limitations on paying dividends, except in stock, on its Class A and B Common Stock. Payment of dividends may also be restricted under Delaware Corporation law.

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

16.             EARNINGS PER SHARE
                ------------------

                The computation of basic and diluted earnings per share is as follows:

                                                                  2000              1999              1998
                                                                  ----              ----              ----
Numerator:
Net income                                                      $24,308           $23,340           $11,304
Preferred Stock dividends
                                                                   (420)             (422)             (422)
                                                                -------           -------           -------
Numerator for basic earnings per
   share--income available to common
   shareholders                                                  23,888            22,918            10,882
Effect of dilutive securities:
   Preferred Stock dividends                                        420               422               422
                                                                -------           -------           -------
Numerator for diluted earnings per
   share--income available to common share-
   holders after assumed conversions                            $24,308           $23,340           $11,304
                                                                =======           =======           =======
Denominator:
Denominator for basic earnings per
   share--weighted-average shares                                18,650            18,201            18,094
                                                                -------           -------           -------
Effect of dilutive securities:
   Employee stock options                                           802               866               643
   Convertible Preferred Stock                                      900               904               904
                                                                -------           -------           -------

Dilutive potential Common Shares                                  1,702             1,770             1,547
                                                                -------           -------           -------
Denominator for diluted earnings
      per share--adjusted weighted-average
      shares and assumed conversions                             20,352            19,971            19,641
                                                                =======           =======           =======
Basic Earnings per Share <F1>:                                  $  1.28           $  1.26           $  0.60
                                                                =======           =======           =======
Diluted Earnings per Share <F1>,<F2>:                           $  1.19           $  1.17           $  0.58
                                                                =======           =======           =======

<F1> The two-class method for Class A and Class B Common Stock is not presented because the earnings per share are equivalent to the if converted method since dividends were not declared or paid and each class of common stock has equal ownership of the Company.

<F2> Employee stock options to purchase 71,500 and 58,838 shares of Class A
     Common Stock at March 31, 2000 and 1998, respectively are not presented because these options are anti-dilutive. The exercise prices of these options exceeded the average market prices of the shares under option in each respective period. There were no anti-dilutive employee stock options as of March 31, 1999.

     Options to purchase 500,000 shares of Class A Common Stock in each of the two years ended March 31, 1999, sold in connection with an agreement entered into in January 1996, are not presented because the minimum exercise prices of these options exceeded the average market prices of the shares under option in each respective period. As of March 31, 1999, all options sold under this agreement had expired.

17.             AGREEMENTS
                ----------

                In January 1997, the Company concluded an agreement with Roche Holdings, Ltd. of Basel, Switzerland ("Roche"), which gave KV the right to market a one dose vaginal anti-fungal product in North America and the exclusive right to market or license the product in the rest of the world.

                The agreement included cash payments of $3,000 to be made in January 1997, 1998 and 1999, respectively. All of these non-refundable payments were received and recorded as licensing revenue in the fourth quarter of each of the respective fiscal years.

                As part of a further collaboration under the agreement, KV's wholly-owned subsidiary, ETHEX Corporation, began marketing in fiscal 1998 two of Roche's brand name products generically under a revenue sharing arrangement based on sales and gross margin.

18.             QUARTERLY FINANCIAL RESULTS (UNAUDITED)
                ---------------------------------------


                                       1st Quarter       2nd Quarter      3rd Quarter    4th Quarter        Year
                                       -----------       -----------      -----------    -----------        ----
FISCAL 2000
-----------

Net Sales                                $32,794           $36,011         $38,792        $38,373         $145,970

Gross Profit                              16,262            20,318          22,558         23,386           82,524

Pretax Income <Fa>                         5,452             6,848           9,212         17,587           39,099

Net Income <Fa>                            3,379             4,247           5,714         10,968           24,308

Earnings Per Share-Basic <Fb>               0.18              0.22            0.30           0.58             1.28

Earnings Per Share-Diluted <Fb>             0.17              0.21            0.28           0.53             1.19

FISCAL  1999
------------
Net Sales                                $25,670           $26,406         $27,022        $35,762         $114,860

Gross Profit                              10,515            11,759          13,517         17,655           53,446

Pretax Income <Fa>                         4,150             4,956           6,454         22,073           37,633

Net Income <Fa>                            2,570             3,062           4,020         13,688           23,340

Earnings Per Share-Basic <Fb>               0.14              0.16            0.21           0.75             1.26

Earnings Per Share-Diluted <Fb>             0.13              0.15            0.20           0.69             1.17


NOTE:
-----

<Fa>  The fourth quarter of fiscal 2000 includes a non-recurring gain associated with a $3.9 million arbitration award net of expenses and taxes (see Note 20). The fourth quarter of fiscal 1999 includes a non-recurring gain associated with a $7.9 million arbitration award net of expenses and taxes (see Note 20) and a $3.0 million non-refundable payment associated with an agreement with Roche Holdings, Ltd. (see Note
      17).

<Fb>  All earnings per share amounts have been restated to reflect a 3 for 2 stock split in the form of a 50% stock dividend, declared by the Board of Directors on March 23, 1998 and distributed April 17, 1998 to shareholders of record as of April 3, 1998.

19.              SEGMENT REPORTING
                 -----------------

                In fiscal 1999, the Company adopted SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information", which revises reporting and disclosure requirements for operating segments. The following information is provided in accordance with the requirements of this statement.

                The reportable segments of the Company as of March 31, 2000, are branded products, specialty generics, specialty materials and manufacturing and contract services. Segment profits are measured based on income before taxes and are determined based on each segment's direct revenues and expenses. The majority of research and development, corporate general and administrative expenses, amortization and interest expense, as well as interest and other income, are not allocated to segments. The majority of revenues in contract services are intersegment revenues between that segment and the branded products and specialty generics segments which are not reportable as revenues under generally accepted accounting principles. All intersegment revenues are recorded at cost, with no markup. Intersegment receivables are excluded from identifiable assets within each segment.

                Revenues and profits for these segments are as follows:


                  FISCAL YEAR
                    ENDED     BRANDED      SPECIALTY   SPECIALTY     CONTRACT       ALL
                   MARCH 31   PRODUCTS     GENERICS    MATERIALS     SERVICES      OTHER     ELIMINATIONS  CONSOLIDATED
(THOUSANDS
OF DOLLARS)
Total Revenues       2000     $23,469      $101,342     $17,534      $38,651     $    257     $(35,283)      $145,970
                     1999       1,795        91,833      13,730       33,235        3,445      (29,178)       114,860
                     1998          --        79,193      11,257       27,063        3,517      (22,544)        98,486

-----------------------------------------------------------------------------------------------------------------------

Income before Taxes  2000       5,307        48,862       3,823          917      (19,810)          --         39,099
                     1999         (58)       36,351       2,149        1,390       (2,200)          --         37,632
                     1998          --        29,126       1,118        1,204      (14,457)          --         16,991

-----------------------------------------------------------------------------------------------------------------------

Identifiable Assets  2000       9,237        27,927       6,939       32,605       64,835       (1,158)       140,385
                     1999       3,933        23,314       7,403       25,713       68,785       (1,158)       127,990
                     1998          --        19,003       5,706       12,155       32,655       (1,158)        68,361

-----------------------------------------------------------------------------------------------------------------------

Property and
Equipment Additions  2000         119           338         208       13,172        1,542           --         15,379
                     1999       1,561         1,654         498        1,355        3,078           --          8,146
                     1998          --            24          72        1,204        4,653           --          5,953

-----------------------------------------------------------------------------------------------------------------------

Depreciation and
Amortization         2000          50           148         140        1,683        2,459           --          4,480
                     1999          --            74          86        1,457          243           --          1,860
                     1998          --            78          77        1,479          254           --          1,888

-----------------------------------------------------------------------------------------------------------------------

                Consolidated revenues are principally derived from customers in North America.

                Property and equipment is all located in St. Louis, Missouri.

20.             NONRECURRING GAIN
                -----------------

                Under a contract that the Company has with a supplier, issues arose with respect to the timing of supply of a product and the supplier's failure to pursue another product. The terms of the contract provided for binding private arbitration between the parties which resulted in the Company receiving notice of an award in December, 1998 of $13,253. The
Arbitration Panel subsequently directed the parties to have further discussions including possible replacement products. Payment of the award was deferred pending the outcome of these discussions. Subsequent attempts to obtain replacement products were unsuccessful and the Company was paid the arbitration in June, 1999. In January 2000, the Company received an additional award of $6,973 covering all open monetary issues related to the contract. The awards, net of applicable income taxes and expenses represent $.19 and $.40 per common share on a diluted basis for the years ended March 31, 2000 and 1999, respectively, and are reflected in Other Income in the Statements of Income.

ITEM  9.        CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
                -----------------------------------------------------------
                AND FINANCIAL DISCLOSURE
                ------------------------
                Not Applicable.

                                PART III

ITEM 10.        DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
                --------------------------------------------------

                The information contained under the caption "INFORMATION CONCERNING NOMINEE AND DIRECTORS CONTINUING IN OFFICE" in the Company's definitive proxy statement to be filed pursuant to Regulation 14(a) for its 2000 Annual Meeting of Shareholders, which involves the election of a director, is incorporated herein by this reference. Also see Item 4(a) of Part I hereof.

ITEM 11.        EXECUTIVE COMPENSATION
                ----------------------

                The information contained under the captions "EXECUTIVE COMPENSATION" and "INFORMATION AS TO STOCK OPTIONS" in the Company's definitive proxy statement to be filed pursuant to Regulation 14(a) for its 2000 Annual Meeting of Shareholders, which involves the election of a director, is incorporated herein by this reference.

ITEM 12.        SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                ---------------------------------------------------
                MANAGEMENT
                ----------

                The information contained under the caption "SECURITY OWNERSHIP OF PRINCIPAL HOLDERS AND MANAGEMENT" in the Company's definitive proxy statement to be filed pursuant to Regulation 14(a) for its 2000 Annual Meeting of Shareholders, which involves the election of a director is incorporated herein by this reference.

ITEM 13.        CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
                ----------------------------------------------

                The information contained under the caption "TRANSACTIONS WITH ISSUER" in its definitive proxy statement to be filed pursuant to Regulation 14(a) for its 2000 Annual Meeting of Shareholders, which involves the election of a director, is incorporated herein by this reference.

                                           PART IV

ITEM 14.        EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
                ---------------------------------------------------------------

                                                                     Page
           (a)  1.  Financial Statements:
                    ---------------------
                The following consolidated financial
                statements of the Company are included
                in Part II, Item 8:

                Report of Independent Certified Public Accountants    21

                Consolidated Balance Sheets as of
                March 31, 2000 and 1999                               22

                Consolidated Statements of Income
                for the Years Ended March 31, 2000, 1999 and 1998     23

                Consolidated Statements of Shareholders'
                Equity for the Years Ended March 31, 2000,
                1999 and 1998                                         24

                Consolidated Statements of Cash Flows
                for the Years Ended March 31, 2000, 1999 and 1998     25

                Notes to Financial Statements                        26-41

                2.  Financial Statements Schedules:
                    -------------------------------

                Report of Independent Certified Public Accountants
                regarding Financial Statement Schedules               43

                Schedule II - Valuation and Qualifying Account        44

           (b) No reports on Form 8-K were filed by the Company in the fourth quarter of fiscal 2000.

              REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


To the Shareholders and Board of Directors of KV Pharmaceutical Company:


The audits referred to in our report dated May 10, 2000 relating to the consolidated financial statements of KV Pharmaceutical Company which is contained in Item 8 of this Form 10-K included the audit of the financial statement schedule listed in the accompanying index. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based upon our audits.

In our opinion such financial statement schedule presents fairly, in all material respects, the information set forth therein.

BDO SEIDMAN, LLP

St. Louis, Missouri
May 10, 2000

                2.  Financial Statement Schedules:
                    ------------------------------


                                                SCHEDULE II
                                     VALUATION AND QUALIFYING ACCOUNTS

                                         Balance at     Additions charged      Amounts           Balance
                                          beginning       to costs and       charged to           at end
                                           of year          expenses          reserves           of year
                                           -------          --------          --------           -------
Year Ended March 31, 1998:
Allowance for doubtful accounts          $  129,054        $1,086,961        $  883,771        $  332,244
Inventory obsolescence                      296,322         1,363,908         1,298,479           361,751
                                         ----------        ----------        ----------        ----------
                                         $  425,376        $2,450,869        $2,182,250        $  693,995
                                         ==========        ==========        ==========        ==========

Year Ended March 31, 1999:
Allowance for doubtful accounts          $  332,244        $  412,566        $  113,804        $  631,006
Inventory obsolescence                      361,751         1,031,569           845,032           548,288
                                         ----------        ----------        ----------        ----------
                                         $  693,995        $1,444,135        $  958,836        $1,179,294
                                         ==========        ==========        ==========        ==========

Year Ended March 31, 2000:
Allowance for doubtful accounts          $  631,006        $1,931,227        $  103,195        $2,459,038
Inventory obsolescence                      548,288         1,502,323           988,538         1,062,073
                                         ----------        ----------        ----------        ----------
                                         $1,179,294        $3,433,550        $1,091,733        $3,521,111
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

                3.  Exhibits:
                    ---------

See Exhibit Index on pages 46 through 52 of this Report. Management contracts and compensatory plans are designated on the Exhibit Index.

                                  SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          KV PHARMACEUTICAL COMPANY

Date:   June 2, 2000                      By   /s/  Marc S. Hermelin
                                               -------------------------------
                                               Vice Chairman of the Board
                                               (Principal Executive Officer)



Date:   June 2, 2000                      By   /s/  Gerald R. Mitchell
                                               -------------------------------
                                               Vice President, Treasurer and
                                               Chief Financial Officer
                                               (Principal Financial and
                                               Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on the dates indicated by the following persons on behalf of the Company and in their capacities as members of the Board of Directors of the Company:


Date:   June 2, 2000                      By   /s/  Marc S. Hermelin
                                               -------------------------------
                                               Marc S. Hermelin


Date:   June 2, 2000                      By   /s/  Victor M. Hermelin
                                               -------------------------------
                                               Victor M. Hermelin


Date:   June 2, 2000                      By   /s/  Garnet E. Peck, Ph.D.
                                               -------------------------------
                                               Garnet E. Peck, Ph.D.


Date:   June 5, 2000                      By   /s/ Norman D. Schellenger
                                               -------------------------------
                                               Norman D. Schellenger


Date:   June 5, 2000                      By   /s/  Alan G. Johnson
                                               -------------------------------
                                               Alan G. Johnson

                                EXHIBIT INDEX
                                -------------
Exhibit No.                              Description
  3(a)          The Company's Certificate of Incorporation, which was filed as
                Exhibit 3(a) to the Company's Annual Report on Form 10-K for the
                year ended March 31, 1981, is incorporated herein by this
                reference.

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



                                EXHIBIT INDEX
                                -------------
Exhibit No.                              Description
  4(b)          Loan Agreement dated as of November 1, 1989, with the Industrial
                Development Authority of the County of St. Louis, Missouri,
                regarding private activity refunding and revenue bonds issued by such Authority, including form of Promissory Note executed in connection therewith, which was filed as Exhibit 4(b) to the
                Company's Quarterly Report on Form 10-Q for the quarter ended
                December 31, 1989, is incorporated herein by this reference.

  4(c) Loan Agreement dated June 18, 1997 between the Company and its subsidiaries and LaSalle National Bank ("LaSalle"), which was filed as Exhibit 4(i) to the Company's Annual Report on Form 10-K for the year ended March 31, 1997, is incorporated herein by this reference.

  4(d) Revolving Note, dated June 18, 1997, by the Company and its subsidiaries in favor of LaSalle, which was filed as Exhibit 4(j) to the Company's Annual Report on Form 10-K for the year ended
                March 31, 1997, is incorporated herein by this reference.

  4(e) Term Note, dated June 24, 1997, by the Company and its subsidiaries in favor of LaSalle, which was filed as Exhibit 4(k) to the Company's Annual Report on Form 10-K for the year ended
                March 31, 1997, is incorporated herein by this reference.

  4(f)          Reimbursement Agreement dated as of October 16, 1997, between the
                Company and LaSalle, which was filed as Exhibit 4(f) to the Company's Annual Report on Form 10-K for the year ended March 31,
                1998, is incorporated herein by this reference.

  4(g) Deed of Trust and Security Agreement dated as of October 16, 1997, between the Company and LaSalle, which was filed as Exhibit 4(g) to the Company's Annual Report on Form 10-K for the year ended
                March 31, 1998, is incorporated herein by this reference.

  4(h) First Amendment, dated as of October 28, 1998, to Loan Agreement between the Company and its subsidiaries and LaSalle, which was filed as Exhibit 4(h) to the Company's Annual Report on Form 10-K for the year ended March 31, 1999, is incorporated herein by this reference.

  4(i) Second Amendment, dated as of March 11, 1999, to Loan Agreement between the Company and its subsidiaries and LaSalle, which was filed as Exhibit 4(i) to the Company's Annual Report on Form 10-K for the year ended March 31, 1999, is incorporated herein by this reference.

  4(j) Third Amendment, dated June 22, 1999, to Loan Agreement between the Company and its subsidiaries and LaSalle, filed herewith.



                                EXHIBIT INDEX
                                -------------
Exhibit No.                              Description
  4(k)          Fourth Amendment, dated December 17, 1999, to Loan Agreement between the Company and its subsidiaries and LaSalle, filed herewith.

 10(a)<F*>      Stock Option Agreement between the Company and Marc S. Hermelin,
                Vice Chairman and Chief Executive Officer, dated February 18,
                1986, is incorporated herein by this reference.

 10(b)<F*>      First Amendment to and Restatement of the KV Pharmaceutical 1981
                Employee Incentive Stock Option Plan, dated March 9, 1987 (the
                "Restated 1981 Option Plan"), which as filed as Exhibit 10(t) to the Company's Annual Report on Form 10-K for the year ended March
                31, 1988, is incorporated herein by this reference.

 10(c)<F*>      Second Amendment to the Restated 1981 Option Plan, dated June 12,
                1987, which was filed as Exhibit 10(u) to the Company's Annual
                Report on Form 10-K for the year ended March 31, 1988, is
                incorporated herein by this reference.

 10(d)<F*>      Revised Form of Stock Option Agreement, effective June 12, 1987, for the Restated 1981 Option Plan, which was filed as Exhibit
                10(v) to the Company's Annual Report on Form 10-K for the year ended March 31, 1988, is incorporated herein by this reference.

 10(e)<F*>      Consulting Agreement between the Company and Victor M. Hermelin,
                Chairman of the Board, dated October 30, 1978, as amended October
                30, 1982, and Employment Agreement dated February 20, 1974, referred to therein (which was filed as Exhibit 10(m) to the
                Company's Annual Report on Form 10-K for the year ended March 31,
                1983) and subsequent Amendments dated as of August 12, 1986, which was filed as Exhibit 10(f) to the Company's Annual Report on Form
                10-K for the year ended March 31, 1987, and dated as of September
                15, 1987 (which was filed as Exhibit 10(s) to the Company's Annual
                Report on Form 10-K for the year ended March 31, 1988), and dated
                October 25, 1988 (which was filed as Exhibit 10(n) to the
                Company's Annual Report on Form 10-K for the year ended March 31,
                1989), and dated October 30, 1989 (which was filed as Exhibit
                10(n) to the Company's Annual Report on Form 10-K for the year ended March 31, 1990), and dated October 30, 1990 (which was filed as Exhibit 10(n) to the Company's Annual Report on Form 10-K for
                the year ended March 31, 1991), and dated as of October 30, 1991
                (which was filed as Exhibit 10(i) to the Company's Annual Report on Form 10-K for the year ended March 31, 1992), are incorporated herein by this reference.

-----------------------------
<F*>  Management contract or compensation plan.



                                EXHIBIT INDEX
                                -------------
Exhibit No.                              Description
 10(f)<F*>      Restated and Amended Employment Agreement between the Company and
                Gerald R. Mitchell, Vice President, Finance, dated as of March 31,
                1994, is incorporated herein by this reference.

 10(g)<F*>      Employment Agreement between the Company and Raymond F. Chiostri,
                Corporate Vice-President and President-Pharmaceutical Division, which was filed as Exhibit 10(l) to the Company's Annual Report on Form 10-K for the year ended March 31, 1992, is incorporated herein by this reference.

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

 10(k)<F*>      KV Pharmaceutical Company Fourth Restated Profit Sharing Plan and
                Trust Agreement dated September 18, 1990, which was filed as
                Exhibit 4.1 to the Company's Registration Statement on Form S-8
                No. 33-36400, is incorporated herein by this reference.

 10(l)<F*>      First Amendment to the KV Pharmaceutical Company Fourth Restated
                Profit Sharing Plan and Trust dated September 18, 1990, is incorporated herein by this reference.

 10(m)<F*>      KV Pharmaceutical Company 1991 Incentive Stock Option Plan,
                adopted as of October 7, 1991, which was filed as Exhibit 4 to the Company's Form S-8 Registration Statement No. 33-44927, filed
                January 6, 1992, is incorporated herein by this reference.

-----------------------------
<F*>  Management contract or compensation plan.



                                EXHIBIT INDEX
                                -------------
Exhibit No.                              Description
 10(n) Consent Decree and Civil Actions Nos. 4:93CV00918 and 4:93CV00919 filed June 14, 1993, in connection with Complaint of Forfeiture on behalf of FDA, which was filed as Exhibit 10(s) to the Company's Annual Report on Form 10-K for the year ended March 31, 1993, is incorporated herein by this reference.

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

 10(q)<F*>      Employment Agreement between the Company and Marc S. Hermelin,
                Vice-Chairman, dated November 15, 1993, which was filed as Exhibit
                10(u) to the Company's Annual Report on Form 10-K for the year ended March 31, 1994, is incorporated herein by this reference.

 10(r)<F*>      Amendment to Consulting Agreement between the Company and Victor
                M. Hermelin, Chairman of the Board, dated October 30, 1978, which was filed as Exhibit 10(v) to the Company's Annual Report on Form
                10-K for the year ended March 31, 1994, is incorporated herein by this reference.

 10(s)<F*>      Stock Option Agreement dated June 1, 1995, granting stock option to Marc S. Hermelin, which was filed as Exhibit 10(w) to the Company's Quarterly Report on Form 10-Q for the quarter ended June
                30, 1996, is incorporated herein by this reference.

 10(t)<F*>      Second Amendment dated as of June 1, 1995, to Employment Agreement between the Company and Marc S. Hermelin, which was filed as
                Exhibit 10(x) to the Company's quarterly Report on Form 10-Q for the quarter ended June 30, 1996, is incorporated herein by this reference.

 10(u)<F*>      Amendment to and Restatement of the KV Pharmaceutical Company's
                1991 Incentive Stock Option Plan dated as of November 1, 1995, which was filed as Exhibit 10(y) to the Company's Annual Report on Form 10-K for the year ended March 31, 1996, is incorporated herein by this reference.

 10(v)<F*>      Stock Option Agreement dated as of January 22, 1996, granting stock options to MAC & Co., which was filed as Exhibit 10(z) to the Company's Annual Report on Form 10-K for the year ended March
                31, 1996, is incorporated herein by this reference.

-----------------------------
<F*>  Management contract or compensation plan.


                                EXHIBIT INDEX
                                -------------
Exhibit No.                              Description
 10(w)<F*>      Third Amendment dated as of November 22, 1995, to Employment
                Agreement between the Company and Marc S. Hermelin, which was filed as Exhibit 10(aa) to the Company's Annual Report on Form 10-K
                for the year ended March 31, 1996, is incorporated herein by this reference.

 10(x)<F*>      Stock Option Agreement dated as of November 22, 1995, granting a stock option to Victor M. Hermelin, which was filed as Exhibit
                10(bb) to the Company's Annual Report on Form 10-K for the year ended March 31, 1996, is incorporated herein by this reference.

 10(y)<F*>      Fourth Amendment to and Restatement, dated as of January 2, 1997, of the KV Pharmaceutical Company 1991 Incentive Stock Option Plan, which was filed as Exhibit 10(y) to the Company's Annual Report on Form 10-K for the year ended March 31, 1997, is incorporated herein by this reference.

 10(z)<F*>      Agreement between the Company and Marc S. Hermelin, Vice Chairman, dated December 16, 1996, with supplemental letter attached, which was filed as Exhibit 10(z) to the Company's Annual Report on Form
                10-K for the year ended March 31, 1997, is incorporated herein by this reference.

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

 10(bb)<F*>     Stock Option Agreement dated as of January 3, 1997, granting a stock option to Marc S. Hermelin, which was filed as Exhibit 10(bb)
                to the Company's Annual Report on Form 10-K for the year ended
                March 31, 1999, is incorporated herein by this reference.

 10(cc)<F*>     Stock Option Agreement dated as of May 15, 1997, granting a stock option to Marc S. Hermelin, which was filed as Exhibit 10(cc) to the Company's Annual Report on Form 10-K for the year ended March
                31, 1999, is incorporated herein by this reference.

 10(dd) Asset Purchase Agreement by and between KV Pharmaceutical Company and American Home Products Corporation, acting through its Wyeth-Ayerst Laboratories division, dated as of February 11, 1999, which was filed as Exhibit 2.1 to the Company's Report on Form 8-K filed April 5, 1999, is incorporated herein by this reference.

-----------------------------
<F*>  Management contract or compensation plan.


                                EXHIBIT INDEX
                                -------------
Exhibit No.                              Description
 10(ee)<F*>     Amendment, dated as of October 30, 1998, which was filed as Exhibit
                10(ee) to the Company's Annual Report on Form 10-K for the year ended
                March 31, 1999, is incorporated herein by this reference.

 10(ff)         Exclusive License Agreement, dated as of April 1, 1999 between
                Victor M. Hermelin as licenser and the Company as licensee, which was filed as Exhibit 10(ff) to the Company's Annual Report on Form
                10-K for the year ended March 31, 1999 is incorporated herein by this reference.

 10(gg)<F*>     Stock Option Agreement dated as of April 1, 1999, granting a stock option to Marc S. Hermelin, filed herewith.

 10(hh)<F*>     Stock Option Agreement dated as of August 16, 1999, granting a stock option to Marc S. Hermelin, filed herewith.

 10(ii)<F*>     Amendment, dated December 2, 1999, to Employment Agreement between the
                Company and Marc S. Hermelin, Vice Chairman, filed herewith.

 10(jj)<F*>     Employment Agreement between the Company and Alan G. Johnson, Senior
                Vice-President, Strategic Planning and Corporate Growth, dated
                September 27, 1999, filed herewith.

 10(kk)<F*>     Consulting Agreement, dated as of May 1, 1999, between the Company and
                Victor M. Hermelin, Chairman, filed herewith.

  21            List of Subsidiaries, filed herewith.

  23            Consent of BDO Seidman, LLP, filed herewith.

  27            Financial Data Schedule, filed herewith.

-----------------------------
<*>  Management contract or compensation plan.