Form 10-Q
period 2000-06-30
KV PHARMACEUTICAL CO /DE/
filed 2000-08-14
CIK 57055

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

(X)    Quarterly report for the quarterly period ended June 30, 2000

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

         Yes   X        No
             -----          -----

      Title of Class of                                Number of Shares
        Common Stock                          Outstanding as of this Report Date
      ------------------                      ----------------------------------

Class A Common Stock, par value $.01 per share           12,257,351
Class B Common Stock, par value $.01 per share            6,945,500

                                     PART I

                              FINANCIAL INFORMATION

                   KV PHARMACEUTICAL COMPANY AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                For the Three Months Ended June 30, 2000 and 1999
                      (In thousands, except per share data)
                                   (Unaudited)


                                                      2000             1999
                                                   --------         --------

Net Revenues                                       $ 38,810         $ 32,794

Costs and Expenses:
   Manufacturing costs and expenses                  16,195           16,532
   Research and development                           2,548            1,828
   Selling and administrative                        12,178            8,046
   Amortization of intangible assets                    599              500
                                                   --------         --------
Total costs and expenses                             31,520           26,906
                                                   --------         --------

Operating income                                      7,290            5,888
                                                   --------         --------

Other income (expense):
   Interest expense                                    (350)            (581)
   Interest and other income                             24              145
                                                   --------         --------
Total other income (expense)                           (326)            (436)
                                                   --------         --------


Income before income taxes                            6,964            5,452
Provision for income taxes                            2,611            2,073
                                                   --------         --------

Net Income                                         $  4,353         $  3,379
                                                   ========         ========

Net Income per Common Share-Basic                  $   0.22         $   0.18
                                                   ========         ========

Net Income per Common Share-Diluted                $   0.21         $   0.17
                                                   ========         ========


See Accompanying Notes to Consolidated Financial Statements

                   KV PHARMACEUTICAL COMPANY AND SUBSIDIARIES
                           CONSOLIDATED STATEMENT OF
                              COMPREHENSIVE INCOME
                For the Three Months Ended June 30, 2000 and 1999
                                 (In thousands)
                                   (Unaudited)


                                                         2000             1999
                                                      --------         ---------
Net income                                            $  4,353         $  3,379
                                                      --------         ---------
Other comprehensive income, net of tax:
   Unrealized losses on securities:
      Unrealized losses arising
        during period                                        -              (24)
      Reclassification adjustment for
       losses included in net income                         -                9
                                                      --------         ---------
Other comprehensive income                                   -              (15)
                                                      --------         ---------
Comprehensive Income                                  $  4,353         $  3,364
                                                      ========         =========

                   KV PHARMACEUTICAL COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
             June 30, 2000 (Unaudited) and March 31, 2000 (Audited)
                        (In thousands, except share data)


                                                      06/30/00         03/31/00
ASSETS                                               ----------      -----------
Current Assets:
  Cash and cash equivalents                          $    4,089      $    3,443
  Trade receivables, less allowance
    for doubtful accounts of $622 and
    $635 at June 30, 2000 and March 31,
    2000, respectively                                   24,896          23,681
  Other receivables                                       4,608             395
  Inventories                                            31,189          30,114
  Deferred income taxes                                   2,972           3,138
  Prepaid and other current assets                          373             242
                                                     ----------      -----------
     Total Current Assets                                68,127          61,013

Property and equipment, less
  accumulated depreciation of $19,579
  and $19,422 at June 30 and March 31,
  2000, respectively                                     33,049          32,173
Intangibles and other assets,
  less accumulated amortization of
  $4,563 and $4,087 at June 30 and
  March 31, 2000, respectively                           46,720          47,132
Deferred income taxes                                        90              67
                                                     ----------      -----------

TOTAL ASSETS                                         $  147,986      $  140,385
                                                     ==========      ===========

LIABILITIES
Current Liabilities:
  Accounts payable                                   $    8,505      $   10,843
  Accrued liabilities                                    10,245          10,945
  Current maturities of long-term debt                    1,659           1,659
                                                     ----------      -----------
     Total Current Liabilities                           20,409          23,447

Long-term debt                                           18,682          16,779
Other long-term liabilities                               2,423           2,360
                                                     ----------      -----------
  TOTAL  LIABILITIES                                     41,514          42,586
                                                     ----------     -----------

SHAREHOLDERS' EQUITY
7% Cumulative Convertible Preferred Stock,
  $.01 par value; $25.00 stated and
  liquidation value; 840,000 shares authorized;
  issued and outstanding - 240,000 shares
  at June 30 and March 31 (convertible
  into Class A shares at a ratio of 3.75 to one)              2               2

Class A and Class B Common Stock,
  $.01 par value; 150,000,000 and 75,000,000
  shares authorized, respectively; Class A-issued
  12,292,970 and 12,261,999 as of June 30, 2000
  and March 31, 2000, respectively                          123             123
Class B-issued 6,981,119 and 6,607,112 as of
  June 30, 2000 and March 31, 2000,
  respectively (convertible into Class A
  shares on a one-for-one basis)                             70              66

Additional paid-in capital                               45,285          40,864
Retained earnings                                        61,047          56,799
Less: Treasury stock, 35,619 shares each of
  Class A and Class B Common Stock, at cost                 (55)            (55)
                                                     ----------       ----------

  TOTAL SHAREHOLDERS' EQUITY                            106,472          97,799
                                                     ----------       ----------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY           $  147,986       $ 140,385
                                                     ==========       ==========


See Accompanying Notes to Consolidated Financial Statements

                   KV PHARMACEUTICAL COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                For the Three Months Ended June 30, 2000 and 1999
                                 (In thousands)
                                   (Unaudited)


                                                         2000             1999
                                                       -------          --------
OPERATING ACTIVITIES
Net Income                                             $ 4,353          $ 3,379
Adjustments to reconcile net income to net
   cash provided by operating activities:
   Depreciation and amortization                         1,330              954
   Change in deferred taxes                                143              (24)
   Change in deferred compensation                          63               64
Changes in operating assets and liabilities:
   Increase in trade receivables                        (1,215)          (2,500)
   Increase in other receivables                           (71)            (307)
   Decrease in receivable, arbitration award                 -           13,253
   (Increase) decrease in inventories                   (1,075)             204
   Increase in prepaid and other assets                   (318)             (44)
   Decrease in accounts payable and
     accrued liabilities                                (3,038)          (7,758)
                                                       -------          --------

  NET CASH PROVIDED BY OPERATING ACTIVITIES                172            7,221
                                                       -------          --------

INVESTING ACTIVITIES
   Purchase of property and equipment, net              (1,607)          (2,189)
   Sale of marketable securities                             -            2,543
                                                       -------          --------

NET CASH (USED IN) PROVIDED  BY
INVESTING ACTIVITIES                                    (1,607)             354
                                                       -------          --------

FINANCING ACTIVITIES
   Principal payments on long-term debt                    (97)          (5,097)
   Proceeds from credit facility                         2,000                -
   Dividends paid on Preferred Stock                      (105)            (105)
   Exercise of Common Stock options                        283              623
                                                       -------          --------
NET CASH PROVIDED BY (USED IN)
FINANCING ACTIVITIES                                     2,081           (4,579)
                                                       -------          --------

INCREASE IN CASH AND CASH EQUIVALENTS                      646            2,996
CASH AND CASH EQUIVALENTS AT:
   BEGINNING OF YEAR                                     3,443            2,617
                                                       -------          --------
   END OF PERIOD                                       $ 4,089          $ 5,613
                                                       =======          ========

Non-cash financing activities
   Notes receivable from exercise of
   Common Stock options                                $ 4,142


See Accompanying Notes to Consolidated Financial Statements

NOTE A - BASIS OF PRESENTATION

         The interim financial statements presented here have been prepared in conformity with the accounting principles and practices and methods of applying the same (including consolidating practices) reflected in the Annual Report of the Company on Form 10-K for the year ended March 31, 2000 filed with the Securities & Exchange Commission, except that detailed footnotes and schedules are not included. Reference is hereby made to the footnotes and schedules contained in the Annual Report. All significant intercompany balances and transactions have been eliminated and, in the opinion of management, all adjustments of a normal recurring nature, which are necessary to present a fair statement of the results of the Company and its subsidiaries, have been made.

NOTE B - OTHER RECEIVABLES

         Other receivables included $4.142 million of notes receivable, due on demand, received in conjunction with the exercise of stock options. The notes are collateralized by the related stock and were paid subsequent to June 30, 2000. Interest was payable at 6.25%.

NOTE C - INVENTORIES

          Inventories consist of  (in 000's):

                                         June 30, 2000            March 31, 2000
                                         -------------            --------------
  Finished goods                           $16,529                     $15,990
  Work-in-process                            2,258                       2,544
  Raw materials and supplies                13,105                      12,642
                                            ------                      ------
                                            31,892                      31,176
  Reserve for obsolescence                    (703)                     (1,062)
                                              ----                      ------
                                           $31,189                     $30,114
                                           =======                     =======

NOTE D -  EARNINGS PER SHARE

         The following table is presented in thousands, except per share data, and sets forth the computation of basic and diluted earnings per share:

                                             For the Three Months Ended June 30,

Numerator:                                            2000               1999
                                                  ---------           --------

Net income                                        $  4,353            $  3,379

Preferred Stock dividends                             (105)               (105)
                                                  --------            --------

Numerator for basic earnings per
   share--income available to common
   shareholders                                      4,248               3,274

Effect of dilutive securities:
   Preferred Stock dividends                           105                 105
                                                  --------            --------

Numerator for diluted earnings per
   share--income available to
   common shareholders after
   assumed conversions                            $  4,353            $  3,379
                                                  ========            ========

Denominator:

Denominator for basic earnings per
   Share--weighted-average shares                   19,022              18,373
                                                  --------            --------

Effect of dilutive securities:
   Stock options                                       906                 609
   Convertible Preferred Stock                         900                 900
                                                  --------            --------

Dilutive potential Common Shares                     1,806               1,509
                                                  --------            --------

Denominator for diluted earnings
   per share--adjusted weighted-average
   shares and assumed conversions                   20,828              19,882
                                                  ========            ========

Basic Earnings per Share (1):                     $   0.22            $   0.18
                                                  ========            ========

Diluted Earnings per Share (1) (2):               $   0.21            $   0.17
                                                  ========            ========



(1) The two-class method for Class A and Class B Common Stock is not presented because the earnings per share are equivalent to the if converted method since dividends were not declared or paid and each class of common stock has equal ownership of the Company.

(2) Employee stock options to purchase 16,000 shares at June 30, 2000 and 61,750 shares at June 30, 1999 are not included in the computation of diluted earnings per share because they are anti-dilutive. The exercise prices of these options exceeded the average market prices of the shares under option in each respective period.

NOTE E - SEGMENT FINANCIAL INFORMATION

         The reportable segments of the Company are branded products, specialty generics, specialty materials and contract services. Segment operating results are measured based on income before taxes and are determined based on each segment's direct revenues and expenses. The majority of research and development, corporate general and administrative expenses, amortization and interest expense, as well as interest and other income, are not allocated to segments.


                      3 Months
                       ended       Branded     Specialty  Specialty   Contract       All
($ in 000s)           June 30      Products    Generics   Materials   Services      Other   Consolidated
                      --------    ---------   ---------  ----------  ---------   ---------  ------------

Total revenues           2000      $  3,892    $ 30,200   $  3,823    $    882    $   13     $   38,810
                         1999         2,648      25,389      4,094         573        90         32,794
-------------------------------------------------------------------------------------------------------
Income before taxes      2000        (2,372)     15,729        901         191    (7,485)         6,964
                         1999            99      10,644        843        (169)   (5,965)         5,452
-------------------------------------------------------------------------------------------------------
Identifiable assets      2000         6,739      32,230      7,819      32,191    69,007        147,986
                         1999         3,175      26,901      6,890      18,319    63,797        119,082
-------------------------------------------------------------------------------------------------------
Property and             2000            95          --         27         970       515          1,607
equipment additions      1999            --          --         --       1,855       334          2,189
-------------------------------------------------------------------------------------------------------
Depreciation and         2000            26          30         38         592       644          1,330
amortization             1999            11          30         34         366       513            954
-------------------------------------------------------------------------------------------------------


Any forward-looking statements set forth in this Report are necessarily subject to significant uncertainties and risks. When used in this Report, the words "believes", "anticipates", "intends", "expects", and similar expressions are intended to identify forward-looking statements. Actual results could be materially different as a result of various possibilities. Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

         (a) Results of Operations

         Revenues. Consolidated net revenues for the first quarter of fiscal 2001 ended June 30, 2000 increased $6 million, or 18.3%, to $38.8 million from $32.8 million for the same period last year. The increase in revenues was due primarily to higher sales of branded products and specialty generics.

         Branded product sales by the Company's Ther-Rx subsidiary increased $1.2 million, or 47%, during the quarter to $3.9 million from the marketing and sales of new products launched since the first quarter of the prior year. Ther-Rx introduced Gynazole-1(TM), a prescription product that is designed to treat vaginal yeast infections with one dose, at the end of the first quarter.

         Specialty generic sales by the Company's ETHEX subsidiary increased $4.8 million, or 18.9%, during the quarter to $30.2 million due primarily to new products added to the cardiovascular and women's health care categories ($3.6 million), increased volume on existing products in the cardiovascular and pain management categories ($.8 million) and higher average pricing on existing products in the cardiovascular category ($.4 million). ETHEX introduced three new products during the first quarter including the generic alternative to IMDUR(R) by Schering, for which the Company received ANDA approval in March 2000.

         Costs and Expenses. Manufacturing costs decreased slightly (2%) during the quarter to $16.2 million from $16.5 million last year due to lower costs on higher Ther-Rx sales volume, relatively flat costs on higher ETHEX sales volume and lower costs reflecting lower sales volume in Particle Dynamics, the Company's specialty materials subsidiary. Ther-Rx costs declined and ETHEX costs remained relatively flat due to lower sales volume of higher cost outsourced products. Manufacturing costs as a percent of revenues declined 8.7% to 41.7% from 50.4% last year due to the effects of favorable product mix and pricing. Of the 8.7% decrease, changes in product mix accounted for 8% and pricing accounted for 0.7% of the change. The improvement in product mix reflects an increase in the relative contribution of higher margin branded product sales and new generic product introductions during the quarter.

         Research and development costs increased $.7 million, or 39.4%, to $2.5 million during the quarter from $1.8 million in last year's first quarter. The increase was primarily due to payments related to product co-development arrangements.

         Selling and administrative expenses increased $4.2 million, or 51.4%, to $12.2 million during the quarter from $8 million in last year's first quarter. As a percent of revenues, selling and administrative expenses increased to 31.4% from 24.5% last year. The increase was due primarily to the Company's investment in building the Ther-Rx sales force and marketing expenses related to the expansion of its branded product line. Selling and marketing expenses associated with this expansion increased $3.9 million over the same period last year to $5.7 million for the quarter.

         Amortization expense increased $.1 million related to the amortization of the rights to the PreCare(R) product acquired from UCB Pharma in August 1999.

         Interest expense decreased $.2 million during the quarter compared to the same period last year due to reduction in long-term debt.

         Net Income. As a result of the factors described above, net income improved $1.0 million, or 28.8%, to $4.4 million in the first quarter of fiscal 2001 from net income of $3.4 million in the first quarter of fiscal 2000.

         (b) Liquidity and Capital Resources

         Cashflow. Cash provided by operating activities was $.2 million for the first quarter of fiscal 2001, a decrease of $7.1 million, or 97%, over the first quarter of last year, primarily due to the collection of a non-recurring arbitration award of $8.3 million (net of taxes) during the first quarter of the prior fiscal year. This reduction in cashflow was partially offset by a $1.4 million increase in net income before depreciation and amortization. The Company's working capital, adjusted for taxes of $5 million accrued for the arbitration award, was substantially the same as last year, increasing by $.1 million to $5.6 million for the quarter.

         Investing activities for the first quarter of fiscal 2001 included capital expenditures of $1.6 million for the purchase of production equipment and upgrading the Company's information systems.

         Financing activities included reduction of long-term debt of $.1 million and additional borrowings of $2 million to fund working capital and capital expenditures.

         The Company believes that existing cash generated from operating activities and funds available under its credit facility will be adequate to fund operating activities for the presently foreseeable future including the payment of short term and long term debt obligations, capital improvements, product development activities and expansion of marketing capabilities for the branded pharmaceutical business.

         Balance Sheet and Ratios. The following table sets forth selected balance sheet data and financial ratios at June 30 and year-end March 31, 2000:

                                                          ($ in 000's)
                                                 ------------------------------
                                                 6/30/00                3/31/00
                                                 -------                -------
         Working Capital                        $  47,718               $37,566
         Long-term debt                            18,682                16,779
         Shareholders' Equity                     106,472                97,799

         Working capital ratio                   3.3 to 1              2.6 to 1
         Long-term debt to equity                .18 to 1              .17 to 1

         Working capital increased $10.2 million during the first quarter, compared to the balance at the end of fiscal 2000, as current assets increased $7.1 million, or 12 %, while current liabilities decreased $3.1 million, or 13%. The increase in current assets was due primarily to higher accounts receivable from increased sales in the specialty generics business and higher inventories of branded products. Current liabilities decreased primarily due to a $2.2 million decrease in trade accounts payable from the timing of inventory purchases.

         The debt to equity ratio increased during the quarter due primarily to a net increase of $1.9 million in long-term debt, partially offset by an increase in shareholder's equity attributable to the Company's net income for the period.

         Inflation. The Company believes that the net effect of inflation on its operations has been minimal during the current quarter and the prior year. In addition, changes in the mix of products sold and the effect of competition have made a comparison of changes in selling prices less meaningful relative to changes in the overall rate of inflation during the quarter and prior year.

Item 3.  Variable Rate Risks

         Advances to the Company under the Company's credit facility bear interest at a rate which varies consistent with increases or decreases in the publicly-announced prime rate [and/or the LIBOR rate with respect to LIBOR-related loans, if any]. These rates have gradually increased over the past several years. A material increase in such rates, however, could significantly increase borrowing expenses. For example, an increase of 1% in the prime rate would increase the borrowing expense to the Company by approximately $130,000 annually on the principal balance of the Company's credit facility at June 30, 2000.

                           PART II. OTHER INFORMATION


Item 1.  Legal Proceedings

         Not Applicable

Item 2.  Changes in Securities and Use of Proceeds

         On May 10, 2000, the Company issued 300,000 shares of Class B Common Stock upon the exercise of certain options. The aggregate exercise price was $3,564,300. The issuance of such shares was exempt from registration under Section 4(2) of the Securities Act of 1933, as amended.

Item 3.  Defaults Upon Senior Securities

         Not Applicable

Item 4.  Submission of Matters to a Vote of Security Holders

         There were no matters submitted to a vote of security holders in the quarter ended June 30, 2000.

Item 5.  Other Information

         Not Applicable

Item 6.  Exhibits and Reports on Form 8-K.

         (a)  Exhibits

              Exhibit 27. Financial Data Schedule (Filed in EDGAR version only).

         (b)  Reports on Form 8-K

              There were no Current Reports on Form 8-K filed during the quarter ended June 30, 2000.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                            KV PHARMACEUTICAL COMPANY




     Date:  August  14,  2000                 /s/ Marc S. Hermelin
            -----------------                 ----------------------------------
                                              Marc S. Hermelin
                                              Vice Chairman of the Board and
                                              Chief Executive Officer




     Date:  August  14,  2000                 /s/ Gerald R. Mitchell
            -----------------                 ----------------------------------
                                              Gerald R. Mitchell
                                              Vice President - Treasurer and
                                              Chief Financial Officer