Form 10-Q
period 2000-09-30
KV PHARMACEUTICAL CO /DE/
filed 2000-11-14
CIK 57055

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

(X)     QUARTERLY REPORT FOR THE QUARTERLY PERIOD
          ENDED SEPTEMBER 30, 2000

OR

(   )   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
         OF THE SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER    1-9601

     K-V PHARMACEUTICAL COMPANY
(Exact name of registrant as specified in its charter)

DELAWARE	43-0618919
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2503 SOUTH HANLEY ROAD, ST. LOUIS, MISSOURI 63144
(Address of principal executive offices)          (Zip Code)

     (314) 645-6600
(Registrant’s telephone number, including area code)

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

        YES       X             NO

Title of Class of Common Stock	Number of Shares Outstanding as of this Report Date
Class A Common Stock, par value $.01 per share	18,586,027
Class B Common Stock, par value $.01 per share	10,152,542

PART 1

FINANCIAL INFORMATION

KV PHARMACEUTICAL COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three and Six Months Ended September 30, 2000 and 1999
(Unaudited)
(Dollars in 000's)

                                                 For the Three                 For the Six
                                                 Months Ended                  Months Ended
                                             -------------------          -----------------------
                                             9/30/00       9/30/99        9/30/00      9/30/99
                                             -------      --------        -------      -------

Net revenues                                 $45,300       $36,011        $84,109         $68,805
                                             -------       -------        -------         -------

Costs and Expenses:
   Manufacturing costs and expenses           17,902        15,693         34,098          32,225
   Research and development                    1,738         2,076          4,287           3,904
   Selling and administrative                 16,322        10,401         28,484          18,447
   Amortization of intangible assets             583           569          1,181           1,069
                                             -------       -------        -------         -------
Total costs and expenses                      36,545        28,739         68,050          55,645
                                             -------       -------        -------         -------

Operating income                               8,755         7,272         16,059          13,160
                                             -------       -------        -------         -------

Other income (expense):
   Interest expense                             (325)         (503)          (689)         (1,084)
   Interest and other income                      43            79             67             225
                                             -------       -------        -------         -------
Total other income (expense)                    (282)         (424)          (622)           (859)
                                             -------       -------        -------         -------

Income before income taxes                     8,473         6,848         15,437          12,301
Provision for income taxes                     3,050         2,601          5,662           4,674
                                             -------       -------        -------         -------

Net income                                   $ 5,423       $ 4,247        $ 9,775         $ 7,627
                                             =======       =======        =======         =======

Net income per common share-basic            $  0.18       $  0.15        $  0.33         $  0.27
                                             =======       =======        =======         =======

Net income per common share-diluted          $  0.17       $  0.14          $0.31         $  0.25
                                             =======       =======          =====         =======

     See Accompanying Notes to Consolidated Financial Statements

KV PHARMACEUTICAL COMPANY AND SUBSIDIARIES COMPREHENSIVE INCOME For the Three and Six Months Ended September 30, 2000 and 1999 (Unaudited) (Dollars in 000's)

                                        For the Three            For the Six
                                         Months Ended            Months Ended
                                      -----------------      -------------------
                                      9/30/00   9/30/99      9/30/00    9/30/99
                                      -------  --------      -------    -------

Net income                            $5,423     $4,247      $9,775     $7,627
                                      ------     ------      ------     ------
Other comprehensive income,
net of tax:
   Unrealized losses on securities:
      Unrealized holding losses
      arising during period                -         (9)          -        (33)
      Reclassification adjustment
       for losses included
       in net income                       -         32           -         41
                                      ------     ------      ------    --------

Other comprehensive income                 -         23           -          8
                                      ------     ------      ------   --------

Comprehensive Income                  $5,423     $4,270      $9,775     $7,635
                                      ======     ======      ======     ======

KV PHARMACEUTICAL COMPANY AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS September 30, 2000 and March 31, 2000 (Dollars in 000's)

                                                     Unaudited
                                                      9/30/00            3/31/00
                                                     --------            -------
ASSETS
------

Current Assets:
   Cash and equivalents                                $3,804            $ 3,443
   Trade receivables, less allowance for
     doubtful accounts of
     $437 and $635 at September 30, 2000 and
     March 31, 2000, respectively                      32,002             23,681
   Inventories                                         31,905             30,114
   Deferred income taxes                                2,869              3,138
   Prepaid and other current assets                     1,094                637
                                                    ---------      -------------
      Total Current Assets                             71,674             61,013

Property and equipment, less accumulated
   depreciation of $20,498 and
   $19,422 at September 30, 2000
   and March 31, 2000, respectively                    35,126             32,173

Intangibles and other assets, less
   accumulated amortization of $5,145 and
   $4,087 at September 30, 2000 and
   March 31, 2000, respectively                        46,492             47,132
Deferred income taxes                                     115                 67
                                                -------------      -------------

    TOTAL  ASSETS                                    $153,407           $140,385
                                                     ========           ========

LIABILITIES
-----------
Current Liabilities:
   Accounts payable                                  $  9,830            $10,843
   Accrued liabilities                                 11,727             10,945
   Current maturities of long-term debt                   712              1,659
                                                   ----------         ----------
     Total Current Liabilities                         22,269             23,447

Long-term debt, including credit facility              16,618             16,779
Other long-term liabilities                             2,488              2,360
                                                  -----------         ----------
    TOTAL  LIABILITIES                                 41,375             42,586
                                                    ---------           --------

Commitments and Contingencies

SHAREHOLDERS' EQUITY
--------------------

7% Cumulative Convertible Preferred Stock,
$.01 par value; $25.00 stated and liquidation
value; 840,000 shares authorized; issued
and outstanding-240,000 shares at September 30,
2000 and March 31, 2000, respectively
(convertible into Class A shares at a ratio of
5.625 to one)                                               2                  2

Class A and Class B Common Stock, $.01 par value;
  150,000,000 and 75,000,000 shares
  authorized, respectively; Class A-issued
  18,639,455 and 18,392,999 as of September 30,
  2000 and March 31, 2000, respectively                   186                123
  Class B-issued 10,205,970 and 9,910,668
  as of September 30, 2000 and March 31, 2000,
  respectively (convertible into Class A shares
  on a one-for-one basis)                                 102                 66

Additional paid-in capital                             45,529             40,864
Retained earnings                                      66,268             56,799
Less:  Treasury Stock, 53,428 shares each of
  Class A and Class B Common Stock, at cost               (55)              (55)
                                                     --------       ------------

    TOTAL  SHAREHOLDERS'  EQUITY                      112,032            97,799
                                                     --------         ---------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY           $153,407          $140,385
                                                     ========          ========

See Accompanying Notes to Consolidated Financial Statements

KV PHARMACEUTICAL COMPANY AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS For the Six Months Ended September 30, 2000 and 1999 (Unaudited) (Dollars in 000'S)

                                                             Unaudited
                                                     ------------------------
                                                      9/30/00        9/30/99
                                                     --------       ---------
OPERATING ACTIVITIES
Net income                                           $  9,775       $  7,627

Adjustments to reconcile net income to net
   cash provided by operating activities:
   Depreciation and amortization                        2,831          2,019
   Changes in deferred taxes                              221            (11)
   Changes in deferred compensation                       128            128
Changes in operating assets and liabilities:
   (Increase) in receivables                           (8,321)        (5,100)
   Decrease in arbitration award receivable                 -         13,253
   (Increase) in inventories                           (1,791)        (4,432)
   (Increase) in prepaids and other assets               (998)          (471)
   (Decrease) in accounts payable
     and accrued liabilities                             (231)        (2,806)
                                                    ---------     ----------

  NET CASH PROVIDED BY OPERATING ACTIVITIES             1,614         10,207
                                                     --------      ---------

INVESTING ACTIVITIES
   Purchase of property and equipment, net             (4,603)        (5,973)
   Sale of marketable securities                            -          5,532
   Product acquisition                                      -         (3,033)
                                                    ---------         ------

NET CASH (USED IN) INVESTING ACTIVITIES                (4,603)        (3,474)
                                                    ---------      ---------

FINANCING ACTIVITIES
   Principal payments on long-term debt                (5,108)        (9,193)
   Proceeds from credit facility                        4,000              -
   Dividends paid on Preferred Stock                     (210)          (210)
   Exercise of Common Stock options                     4,668          1,655
                                                    ---------      ---------

NET CASH PROVIDED BY (USED IN)
FINANCING ACTIVITIES                                    3,350         (7,748)
                                                    ---------       --------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS          361         (1,015)
CASH AND CASH EQUIVALENTS AT:
   BEGINNING OF YEAR                                    3,443          2,617
                                                       ------          -----
   END OF PERIOD                                       $3,804         $1,602
                                                       ======         ======

NON-CASH INVESTING AND FINANCING ACTIVITIES:
   Product acquisition partially financed
     through issuance of:
      Short-term debt                                                $   932
      Common Stock                                                    $4,500

See Accompanying Notes to Consolidated Financial Statements

NOTES TO SUMMARIZED CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - BASIS OF PRESENTATION

     In the opinion of management, the unaudited, interim, consolidated financial statements presented here contain all adjustments (consisting of only normal recurring accruals) to present fairly the financial position of the Company as of September 30, 2000, together with the results of operations and cash flows for the three and six months ended September 30, 2000 and 1999. The consolidated results of operations for the three or six months ended September 30, 2000 are not necessarily indicative of the results to be expected for the full fiscal year. These interim statements should be read in conjunction with the consolidated financial statements and notes thereto in the Company's Fiscal 2000 Annual Report and Report on Form 10-K.

NOTE B - INVENTORIES

      Inventories consist of  ($ in 000's):

                                        Unaudited
                                  September 30, 2000        March 31, 2000
                                  ------------------        --------------

  Finished products                      $15,287                 $15,990
  Work-in-process                          2,356                   2,544
  Raw materials and supplies              15,291                  12,642
  Reserves for obsolescence               (1,029)                 (1,062)
                                        --------                --------

                                         $31,905                 $30,114
                                         =======                 =======

NOTE C - EARNINGS PER SHARE

      The following table sets forth the computation of basic and diluted earnings per share:

                                          For the Three Months Ended    For the Six Months Ended
                                                   Unaudited                  Unaudited
Numerator:                                    9/30/00      9/30/99      9/30/00        9/30/99
                                              -------      -------      -------        -------
Net income                                   $ 5,423      $ 4,247       $ 9,775       $ 7,627

Preferred Stock dividends                       (105)        (105)         (210)         (210)
                                            --------     --------      --------      --------

Numerator for basic earnings per
   Share-income available to Common
   Shareholders                                5,318        4,142         9,565         7,417

Effect of dilutive securities:
   Preferred Stock dividends                     105          105           210           210
                                            --------     --------      --------      --------

Numerator for diluted earnings per
   Share-income available to
   Common Shareholders after
   assumed conversions                        $5,423       $4,247        $9,775        $7,627
                                              ======       ======        ======        ======

Denominator:
Denominator for basic earnings per
   Share-weighted-average shares              28,821       28,040        28,678        27,800
                                             -------      -------       -------       -------

Effect of dilutive securities:
   Stock options                               1,859          935         1,776           893
   Convertible Preferred Stock                 1,350        1,350         1,350         1,350
                                            --------       ------      --------     ---------

Dilutive potential Common Shares               3,209        2,285         3,126         2,243
                                            --------       ------      --------      --------

   Denominator for diluted earnings
      per share-adjusted weighted-average
      shares and assumed conversions          32,030       30,325        31,804        30,043
                                              ======       ======        ======        ======

BASIC EARNINGS PER SHARE (1)(3):               $0.18        $0.15         $0.33         $0.27
                                               =====        =====         =====         =====

DILUTED EARNINGS PER SHARE (1)(2)(3):          $0.17        $0.14         $0.31         $0.25
                                               =====        =====         =====         =====
(1)	The two-class method for Class A and Class B Common Stock is not presented because the earnings per share are equivalent to the if converted method since dividends were not declared or paid and each class of Common Stock has equal ownership of the Company.

(2)	Employee stock options to purchase 6,250 shares at September 30, 2000 and 268,875 shares at September 30, 1999 of Class A and Class B Common Stock are not included in the computation of diluted earnings per share because their exercise price was greater than the average market price during the quarter and as such are considered anti-dilutive.

(3)	See note E.

NOTE D - SEGMENT FINANCIAL INFORMATION

     The reportable segments of the Company are branded products, speciality generics, specialty materials and manufacturing and contract services. Segment profits are measured based on income before taxes and are determined based on each segment’s direct revenue and expenses. All other consists of research and development, corporate general and administrative expenses, amortization, interest expense and other income which are not allocated to segments.

                                                                Mfg. &
                             Branded   Specialty    Specialty   Contract     All
                            Products    Generics    Materials   Services    Other
                            --------    --------    ---------   --------    -----

Three Months
Ended
September 30

Total Revenue      2000       $4,635      $35,176     $4,721         $760   $      8
                   1999        4,563       26,284      4,154          920         90

Segment Profits    2000       (2,955)      18,416      1,277         (191)    (8,074)
                   1999          327       12,138        921          513     (7,051)

Identifiable       2000        7,030       37,888      9,103       35,190     65,354
Assets             1999        5,880       27,996      7,207       25,393     65,314

Property and       2000           67          197         29        1,829        874
Equipment          1999            -          202         39        2,114      1,429
Additions

Depreciation       2000           35           23         38          778        627
and                1999           15           33         34          357        626
Amortization

Six Months
Ended
September 30

Total Revenues     2000     $  8,527      $65,375     $8,544       $1,642  $      21
                   1999        7,211       51,673      8,248        1,493        180

Segment Profits    2000       (5,327)      34,145      2,178            -    (15,559)
                   1999          426       22,782      1,764          345    (13,016)

Property and       2000          162          197         56        2,799      1,389
Equipment          1999            -          202         39        3,969      1,763
Additions

Depreciation       2000           61           53         76        1,370      1,271
and                1999           26           63         68          723      1,139
Amortization

                             Eliminations     Consolidated
                             ------------     ------------

Three Months
Ended
September 30

Total revenue      2000              -        $   45,300
                   1999              -            36,011

Segment Profits    2000              -             8,473
                   1999              -             6,848

Identifiable       2000         (1,158)          153,407
Assets             1999         (1,158)          130,632

Property and       2000              -             2,996
Equipment          1999              -             3,784
Additions

Depreciation       2000              -             1,501
and                1999              -             1,065
Amortization

Six Months
Ended
September 30

Total Revenues     2000              -        $   84,109
                   1999              -            68,805

Segment Profits    2000              -            15,437
                   1999              -            12,301

Property and       2000              -             4,603
Equipment          1999              -             5,973
Additions

Depreciation       2000              -             2,831
and                1999              -             2,019
Amortization

NOTE E – STOCK SPLIT

     On August 18, 2000, the Company's Board of Directors approved a three-for-two stock split to be effected in the form of a stock dividend of its Common Stock. The stock dividend was paid on September 7, 2000 to shareholders of record as of the close of business on August 28, 2000. All share and per share amounts have been retroactively restated to reflect the stock split.

     "Safe Harbor" statement under the Private Securities Litigation Reform Act of 1995 (the "1995 Act"): This report may contain various forward-looking statements, which may be based on, or include assumptions, concerning KV's operations, future results and prospects. These forward-looking statements are based on current expectations and are subject to risks and uncertainties. In connection with the "Safe Harbor" provisions of the 1995 Act, KV provides the following cautionary statement identifying important economic, political and technology factors which, among others, could cause the actual results or events to differ materially from those set forth or implied by the forward-looking statements related assumptions.

     Such factors include (but are not limited to) the following: (1) changes in current and future business environment, including interest rates and capital and consumer spending; (2) the difficulty of predicting FDA approvals; (3) acceptance and demand for new pharmaceutical products; (4) the impact of competitive products and pricing; (5) new product development and launch; (6) reliance on key strategic alliances; (7) the availability of raw materials; (8) the regulatory environment; (9) fluctuations in operating results and; (10) the risks detailed from time to time in the Company's filings with the Securities and Exchange Commission.

Item 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                OF OPERATIONS, AND LIQUIDITY AND CAPITAL RESOURCES

(a)   Results of Operations

     Revenues. Net revenues for the second quarter of fiscal 2001 ended September 30, 2000 increased $9.3 million, or 25.8%, to $45.3 million from $36 million for the same period last year. For the first six months of fiscal 2001, net revenues were $84.1 million, an increase of $15.3 million, or 22.2%, over the same period last year. The increase in revenues for the quarter was due primarily to higher sales of specialty generic products, which were up $8.9 million, or 34%, over last year. For the six-month period, the increase was due primarily to higher sales of specialty generics, up $13.7 million, or 26%, and increased sales of branded products, up $1.3 million, or 18%, over last year.

     The increase in specialty generic sales for the quarter was due to new products ($4.9 million) primarily in the cardiovascular and women's healthcare line, a 20% increase in volume in the existing products ($4.6 million) primarily in the cardiovascular and women's health categories and increased prices ($1 million). These factors also contributed to the increase in sales for the six-month period. For the six months, new products contributed $7.4 million of incremental sales, volume increases across the existing product line accounted for $5.9 million of the increase and higher prices added $2.5 million to sales compared to the same period last year. The Company introduced eight new generic products in the first six months of this fiscal year. The increases in volume in the existing products in both periods were attributable to higher generic substitution rates, increased sales associated with trade shows and price increase buy-ins. These increases were partially offset by price erosion and lower volume on certain distributed products in the pain management category which were down $1.5 million for the quarter and $1.8 million for the six months.

     Branded product sales were up slightly for the quarter (1.6%) as higher sales of the PreCare(R)line were offset by lower sales of the Micro-K(R)potassium supplement. Women's healthcare sales were up $1.6 million on increased market share. The decrease in Micro-K(R)sales reflects the timing of speculative purchases by major wholesale customers prior to a March, 2000 price increase. The increase in sales for the six-month period was due to the introduction of Gynazole-1(TM), a vaginal antifungal product, which was introduced during the first quarter of this fiscal year and contributed $1.6 million of incremental sales to the period.

     Costs And Expenses. Manufacturing costs decreased as a percent of revenues for the quarter and the six months due to higher margin, new specialty generic product introductions and the effects of favorable pricing and product mix in both the generic and branded product lines. For the quarter, manufacturing costs declined to 39.5% from 43.6% for the prior year's quarter and declined for the six months to 40.5% from 46.8% of revenues last year.

     Research and development expenses decreased $.3 million, or 16.3%, for the quarter and increased $.4 million, or 9.8% for the six months compared to the same periods of the prior year. The decrease in expenses for the quarter is due primarily to reduced expenditures for clinical testing. The increase in expenses for the six months is due primarily to expenses associated with product development programs.

     Selling and administrative expenses increased $5.9 million, or 56.9%, for the quarter and $10 million, or 54.4%, for the six months. The increases in both periods are due to higher corporate administrative expenses, incremental marketing expenses in support of new specialty generic products and significant increases in expanding the marketing and sales personnel to provide for the introduction of current products as well as in preparation for future branded products. Corporate administrative expenses were higher due to increases in payroll related expenses associated with the Company's continued growth and leasing of a new distribution center. These expenses were up $1.5 million for the quarter and $2.2 million for the six months. Marketing expenses associated with the specialty generic products were up $.9 million for the quarter and $.5 million for the six months. The incremental selling and marketing expenses associated with the expansion of the branded products marketing division were $3.4 million for the quarter and $7.3 million for the six months.

     Interest expense decreased $.2 million, or 35.4% for the quarter and is down $.4 million, or 36.4%, for the six months on lower long-term debt.

     Net Income. As a result of the factors described above, net income increased $1.2 million, or 27.7%, for the quarter and $2.1 million, or 28.2%, for the six months ended September 30, 2000 compared to the same periods of the prior year.

(b)    Liquidity and Capital Resources

      Cash provided by operations was $1.6 million for the first six months of fiscal 2001, a decrease of $8.6 million from the first six months of last year primarily due to the collection of a non-recurring arbitration award of $8 million (net of taxes) during the first quarter of the prior fiscal year. Excluding the effect of the non-recurring award, cash flow from operations decreased $.6 million for the first six months compared to last year. This decrease was due primarily to a $3.8 million increase in the net use of working capital over the same period last year partially offset by a $2.1 million increase in net income. The increase in the use of working capital resulted from an increase in accounts receivable ($3.2 million) and accounts payable and accrued liabilities ($2.6 million), partially offset by a reduction in working capital required to finance inventories ($2.6 million). The increase in accounts receivable is due primarily to the timing of larger wholesaler orders at the end of the current quarter. Accounts payable decreased due primarily to the timing of payments for raw materials and packaging used in the Company's manufacturing operations. Inventories did not increase as fast in the first six months of this fiscal year compared to last year as higher sales of specialty generic products during the quarter reduced finished goods inventory. Finished goods and work in process declined $.9 million over the six-month period compared to a $2.3 million increase in these inventories in the same period last year.

      Investing activities for the six months were confined to capital expenditures of $4.6 million. The expenditures were primarily for machinery and equipment for the expansion of the Company's manufacturing and distribution facilities.

      Financing activities during the six-month period included a $1.1 million reduction in long-term debt and $4.7 million received from the exercise of Common Stock options. The Company plans to continue to use available cash to reduce its long-term debt.

      The Company continues to examine opportunities to expand its business through product and company acquisitions. The Company's capital resources, financial condition and results of operations could be materially impacted if the Company were to complete one or more of such acquisitions.

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

     Inflation. Although at reduced levels in recent years, inflation continues to apply upward pressure on the cost of goods and services used by the Company. However, the Company believes that the net effect of inflation on its operations was minimal during the first six months of fiscal 2001 and fiscal 2000. In addition, changes in the mix of products sold and the effect of competition have made a comparison of changes in selling prices less meaningful relative to changes in the overall rate of inflation during the first six months of fiscal 2001 and fiscal 2000.

Item 3:    Variable Rate Risk.

Advances to the Company under the Company’s credit facility bear interest at a rate which varies with increases or decreases in the publicly-announced prime rate (and/or the LIBOR rate with respect to LIBOR-related loans if any). A material increase in such rates could significantly increase borrowing expense.

PART II.   OTHER INFORMATION

Item 4:    Submission of Matter to a Vote of Security Holders

At the annual meeting of shareholders of the Company held August 31, 2000, the shareholders re-elected Victor M. Hermelin and Alan G. Johnson to serve a three-year term as a Class B Director. The vote tabulation for each re-elected Director was as follows:

Votes in Favor	5,138,211
Votes Withheld	180
Abstentions	90,972

     Class A Director Marc S. Hermelin (term expiring in 2002) and Class C Directors Garnet E. Peck, PhD. and Norman D. Schellinger (terms expiring in 2001) continue in office as Directors of the Company.

Item 6: Exhibits and Reports on Form 8-K.

(a) Exhibit 27. Financial Data Schedule.
(b) Reports on Form 8-K. None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 13, 2000	/s/ Marc S. Hermelin Marc S. Hermelin Vice Chairman of the Board and Chief Executive Officer

Date: November 13, 2000	/s/ Gerald R. Mitchell Gerald R. Mitchell Vice President & Treasurer Chief Financial Officer