Form 10-Q
period 2000-12-31
KV PHARMACEUTICAL CO /DE/
filed 2001-02-13
CIK 57055

SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

(X)     QUARTERLY REPORT FOR THE QUARTERLY PERIOD
          ENDED DECEMBER 31, 2000

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

        YES        X             NO

Title of Class of Common Stock	Number of Shares Outstanding as of this Report Date

Class A Common Stock, par value $.01 per share	18,773,863

Class B Common Stock, par value $.01 per share	10,577,628

PART 1

FINANCIAL INFORMATION

KV PHARMACEUTICAL COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Months and Nine Months Ended December 31, 2000 and 1999
(Unaudited)
(Dollars in 000's, except per share information)

                                       For the Three           For the Nine
                                       Months Ended            Months Ended
                                    ------------------     ---------------------
                                   12/31/00   12/31/99     12/31/00    12/31/99
                                   --------   --------     --------    --------

Revenues                            $43,777   $ 38,792     $127,887    $107,596

Costs and Expenses:
  Manufacturing costs                17,015     16,234       51,112      48,459
  Research and development            2,328      2,137        6,615       6,040
  Selling and administrative         15,341     10,212       43,826      28,712
  Amortization of intangible
    assets                              597        611        1,779       1,680
                                   --------   --------     --------   ---------
Total Costs and Expenses             35,281     29,194      103,332      84,891
                                     ------     ------      -------    --------

Operating income                      8,496      9,598       24,555      22,705

Other Income (Expense):
  Interest expense                     (189)      (510)        (878)     (1,560)
  Interest and other income              72        124          139         368
                                    -------   --------     --------   ---------
Total Other Income (Expense)           (117)      (386)        (739)     (1,192)
                                     ------   --------     --------   ---------

Income before income taxes            8,379      9,212       23,816      21,513
Provision for income taxes            3,008      3,498        8,670       8,172
                                    -------    -------     --------    --------

Net Income                           $5,371     $5,714      $15,146     $13,341
                                     ======     ======      =======     =======

Net Income per Common Share
   Basic                              $0.18      $0.20        $0.51       $0.47
                                      =====      =====        =====       =====

   Diluted                            $0.17      $0.19        $0.47       $0.44
                                      =====      =====        =====       =====

See accompanying Notes to Financial Statements

KV PHARMACEUTICAL COMPANY AND SUBSIDIARIES COMPREHENSIVE INCOME For the Three Months and Nine Months Ended December 31, 2000 and 1999 (Unaudited) (Dollars in 000's)

                                           For the Three         For the Nine
                                           Months Ended          Months Ended
                                       -------------------    ------------------
                                       12/31/00   12/31/99    12/31/00  2/31/99
                                       --------   --------    --------  -------

Net income                               $5,371    $5,714     $15,146   $13,341
                                         ------    ------     -------   -------
Other comprehensive income, net
 of tax:
   Unrealized losses on securities:
      Unrealized holding losses
      arising during period                   -        (5)          -       (38)
      Reclassification adjustment
      for losses on the sale of
      securities included in
      net income                              -        22           -        63
                                      ---------   -------    --------   -------

Other comprehensive income                    -        17           -        25
                                      ---------   -------    --------   -------
                                              -
Comprehensive Income                     $5,371    $5,731     $15,146   $13,366
                                         ======    ======     =======   =======

KV PHARMACEUTICAL COMPANY AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS December 31, 2000 and March 31, 2000 (Dollars in 000's)

                                                      (Unaudited)
                                                        12/31/00       03/31/00
                                                      ----------      ----------

ASSETS
------
Current Assets:
  Cash and equivalents                                 $ 3,965          $ 3,443
  Receivables, less allowance
    for doubtful accounts of
    $381 and $438 at December 31
    and March 31, respectively                          31,564           23,681
  Inventories                                           31,546           30,114
  Deferred income taxes                                  2,763            3,138
  Prepaid and other current assets                       1,830              637
                                                      --------       ----------
     Total Current Assets                               71,668           61,013

Property and equipment, less
   accumulated depreciation of $21,335
   and $19,422 at December 31 and
   March 31, respectively                               36,242           32,173

Intangibles and other assets, less
   accumulated amortization of
   $5,560 and $4,087 at December 31
   and March 31, respectively                           46,193           47,132
Deferred income taxes                                      138               67
                                                      --------       ----------
TOTAL ASSETS                                          $154,241         $140,385
                                                      ========         ========

LIABILITIES
-----------
Current Liabilities:
  Accounts payable                                     $ 9,137         $ 10,843
  Accrued liabilities                                    8,515           10,945
  Current maturities of long-term debt                     712            1,659
                                                      ----------      ---------
    Total Current Liabilities                           18,364           23,447

Long-term debt including credit facility                15,896           16,779
Other long-term liabilities                              2,552            2,360
                                                      ---------       ---------
TOTAL LIABILITIES                                       36,812           42,586

SHAREHOLDERS' EQUITY
--------------------
7% Cumulative Convertible Preferred Stock,
$.01 par value; $25.00 stated and
liquidation value; 840,000 shares authorized;
issued and outstanding - 240,000 and 240,000
shares at December 31 and March 31, respectively
(convertible into Class A shares at
a ratio of 5.625 to one)                                     2                2

Class A and Class B Common Stock, $.01 par value:
  150,000,000 and 75,000,000 shares authorized,
  respectively; Class A-issued 18,827,291 and
  18,392,999 at December 31 and March 31,
  respectively                                             187              123
  Class B-issued 10,631,056 and 9,910,668 at
  December 31 and March 31, respectively
  (convertible into Class A shares on
  a one-for-one basis)                                     105               66

Additional paid-in capital                              45,656           40,864
Retained earnings                                       71,534           56,799
Less:  Treasury Stock, 53,428 shares each of
  Class A and Class B Common Stock, at cost                (55)             (55)
                                                     ---------        ---------
    TOTAL SHAREHOLDERS' EQUITY                         117,429           97,799
                                                     ---------         --------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY            $154,241         $140,385
                                                      ========         ========

See accompanying Notes to Financial Statements

KV PHARMACEUTICAL COMPANY AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS For the Nine Months Ended December 31, 2000 and 1999 (Unaudited) (Dollars in 000's)

                                                       2000              1999
                                                     -------           -------

OPERATING ACTIVITIES
Net Income                                             $15,146          $13,341
Adjustments to reconcile net income to net
  cash provided by operating activities:
  Depreciation and amortization                          4,266            3,223
  Changes in deferred taxes                                304                0
  Changes in deferred compensation                         192              192
  Changes in operating assets and liabilities:
   (Increase) in receivables                            (7,883)          (7,123)
   Decrease in arbitration award receivable                  -           13,253
   (Increase) in inventories                            (1,432)          (3,998)
   (Increase) decrease in prepaids
     and other assets                                   (2,033)          (1,038)
   (Decrease) in accounts payable and
      accrued liabilities                               (4,136)          (4,285)
                                                     ---------        ---------

NET CASH PROVIDED BY OPERATING ACTIVITIES                4,424           13,565
                                                     ---------         --------

INVESTING ACTIVITIES
  Purchase of property and equipment, net               (6,556)         (11,104)
  Sale of marketable securities                              -            7,548
  Product acquisition                                        -           (3,033)
                                                     ---------         --------

NET CASH (USED IN) INVESTING ACTIVITIES                 (6,556)          (6,589)
                                                      --------         --------

FINANCING ACTIVITIES
  Principal payments on long-term debt                  (6,830)          (9,607)
  Proceeds from credit facility                          5,000            2,000
  Dividends paid on Preferred Stock                       (315)            (315)
  Exercise of Common Stock options                       4,799            1,666
                                                     ---------        ---------

NET CASH PROVIDED BY (USED IN)
  FINANCING ACTIVITIES                                   2,654           (6,256)
                                                     ---------         --------

INCREASE IN CASH AND CASH EQUIVALENTS                      522              720
CASH AND CASH EQUIVALENTS AT:
  BEGINNING OF YEAR                                      3,443            2,617
                                                      --------        ---------
  END OF PERIOD                                         $3,965           $3,337
                                                        ======           ======

NON-CASH INVESTING AND FINANCING ACTIVITIES:
  Portion of product acquisition acquired
    through issuance of:
    Short-term debt                                          -              933
    Common stock                                             -            4,500

See accompanying Notes to Financial Statements

NOTES TO SUMMARIZED FINANCIAL INFORMATION

NOTE A – BASIS OF PRESENTATION

      The interim financial statements presented here have been prepared in conformity with the accounting principles, practices and methods of applying the same (including consolidating practices) as reflected in the Annual Report of KV Pharmaceutical Company and Subsidiaries (the "Company"), on Form 10-K for the year ended March 31, 2000 filed with the Commission, except that detailed footnotes and schedules are not included. Reference is hereby made to the footnotes and schedules contained in the Annual Report. All significant intercompany balances and transactions have been eliminated and, in the opinion of management, all adjustments, which are of a normal, recurring nature only, necessary to present a fair statement of the results of the Company and its subsidiaries, have been made.

NOTE B – INVENTORIES

         Inventories consist of ($ in 000's):

                                        December 31, 2000    March 31, 2000
                                        -----------------    --------------

         Finished products                    $15,358           $15,990
         Work-in-process                        3,820             2,544
         Raw materials and supplies            13,200            12,642
         Reserves for obsolescence               (832)           (1,062)
                                            ---------          --------
                                              $31,546           $30,114
                                              =======           =======

NOTE C – EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:
                                             For the               For the
                                       Three Months Ended     Nine Months Ended

NUMERATOR ($ IN 000'S):               12/31/00  12/31/99    12/31/00   12/31/99
                                      --------  --------    --------   --------

Net income                              $5,371    $ 5,714    $15,146    $13,341

Preferred Stock dividends                 (105)      (105)      (315)      (315)
                                      --------   --------   --------  ---------

Numerator for basic earnings
   per share--income available
   to Common Shareholders                5,266      5,609     14,831     13,026

Effect of dilutive securities:
   Preferred Stock dividends               105        105        315        315
                                     ---------   --------   --------   --------

Numerator for diluted earnings per
   share-income available to
   Common Shareholders after
   assumed conversions                  $5,371     $5,714    $15,146    $13,341
                                        ======     ======    =======    =======

DENOMINATOR:

Denominator for basic earnings per
   Share--weighted-average shares       29,200     28,143     28,852     27,914
                                       -------     ------     ------     ------

Effect of dilutive securities:
   Stock options                         1,683      1,105      1,794        955
   Convertible Preferred Stock           1,350      1,350      1,350      1,350
                                      --------    -------      -----  ---------

Dilutive potential Common Shares         3,033      2,455      3,144      2,305
                                      --------    -------    -------   --------

   Denominator for diluted earnings
      per share--adjusted weighted-
      average shares and assumed
      conversions                       32,233     30,598     31,996     30,219
                                        ======     ======     ======     ======

BASIC EARNINGS PER SHARE (1):            $0.18      $0.20      $0.51      $0.47
                                         =====      =====      =====      =====

DILUTED EARNINGS PER SHARE(1)(2):        $0.17      $0.19      $0.47      $0.44
                                         =====      =====      =====      =====
(1)	The two-class method for Class A and Class B Common Stock is not presented because the earnings per share are equivalent to the if converted method since dividends were not declared or paid and each class of Common Stock has equal ownership of the Company.

(2)	Employee stock options to purchase 185,250 shares at December 31, 1999 of Class A and Class B Common Stock are not included in the computation of diluted earnings per share because their exercise price was greater than the average market price during the quarter and as such are considered anti-dilutive. There were no anti-dilutive shares at December 31, 2000.

NOTE D – SEGMENT FINANCIAL INFORMATION

     The reportable segments of the Company are branded products, speciality generics, specialty materials and manufacturing and contract services. Segment operating results are measured based on income before taxes. Each segment's operating results are determined based on its direct expenses. Corporate expenses for shared services and research and development are managed as separate cost centers and are included in all other.

                                                                       Mfg. &
                                    Branded   Specialty   Specialty    Contract
                                   Products   Generics    Materials    Services
                                   --------   --------    ---------    --------
Three Months Ended December 31
------------------------------

Total revenue               2000     $6,618     $32,193      $4,083      $  687
                            1999      7,601      25,461       4,478       1,193

Segment Profits             2000     (1,439)     17,082       1,038        (175)
                            1999      1,884      12,518       1,055         580

Identifiable Assets         2000      7,351      37,066       9,164      36,075
                            1999      8,899      27,100       6,662      23,809

Property and                2000          -           -           -       1,398
Equipment Additions         1999        108         133          90       2,985

Depreciation and            2000          8          56          39         641
Amortization                1999         17          37          35         572

Nine Months Ended December 31
-----------------------------

Total Revenues              2000    $15,145     $97,569     $12,627      $2,329
                            1999     14,812      77,133      12,726       2,686

Segment Profits             2000     (6,766)     51,226       3,216        (175)
                            1999      2,310      35,300       2,819         925

Property and                2000        162         197          56       4,197
Equipment Additions         1999        108         335         129       6,954

Depreciation and            2000         69         109         115       2,195
Amortization                1999         43         100         103       1,295

                                         All
Three Months Ended December 31          Other    Eliminations     Consolidated
------------------------------          -----    ------------     ------------

Total revenue               2000      $   196            -          $43,777
                            1999           59            -           38,792

Segment Profits             2000       (8,127)           -            8,379
                            1999       (6,825)           -            9,212

Identifiable Assets         2000       65,743       (1,158)         154,241
                            1999       71,127       (1,158)         136,439

Property and                2000          555            -            1,953
Equipment Additions         1999        1,815            -            5,131

Depreciation and            2000          507            -            1,251
Amortization                1999          543            -            1,204

Nine Months Ended December 31
-----------------------------

Total Revenues              2000    $     217            -         $127,887
                            1999          239            -          107,596

Segment Profits             2000      (23,685)           -           23,816
                            1999      (19,841)           -           21,513

Property and                2000        1,944            -            6,556
Equipment Additions         1999        3,578            -           11,104

Depreciation and            2000        1,778            -            4,266
Amortization                1999        1,682            -            3,223

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

      "Safe Harbor" statement under the Private Securities Litigation Reform Act of 1995 (the "1995 Act"): This report may contain various forward-looking statements, which may be based on, or include assumptions, concerning the Company's operations, future results and prospects. These forward-looking statements are based on current expectations and are subject to risks and uncertainties. In connection with the "SAFE HARBOR" provisions of the 1995 Act, the Company provides the following cautionary statement identifying important economic, political and technology factors which, among others, could cause the actual results or events to differ materially from those set forth or implied by the forward-looking statements related assumptions.

      Such factors include (but are not limited to) the following: Changes in current and future business environment, including interest rates and capital and consumer spending; the difficulty of predicting FDA approvals; acceptance and demand for new pharmaceutical products; the impact of competitive products and pricing; new product development and launch; reliance on key strategic alliances; the availability of raw materials; the regulatory environment; fluctuations in operating results and; the risks detailed from time to time in the Company's filings with the Securities and Exchange Commission.

Item 2.      Management's Discussion and Analysis of Results
                 of Operations, and Liquidity and Capital Resources

      (a)   Results of Operations ($ in 000's)

      Revenues. Net revenues for the third quarter of fiscal 2001 ended December 31, 2000 increased $5.0 million, or 12.9% to $43.8 million from $38.8 million for the same period last year. For the first nine months of fiscal 2001, net revenues were $127.9 million, an increase of $20.3 million, or 18.9%, over the same period last year. The increase in revenues for the quarter was due to higher sales of specialty generic products, which were up $6.7 million, or 26.4% over last year, partially offset by reductions of $1 million in cardiovascular branded product sales and $.4 million in specialty materials. For the nine-month period, the increase was due to higher sales of specialty generics, up $20.4 million, or 26.5%, while the other divisions remained relatively the same.

      The increase in specialty generic sales for the quarter was due to new products ($7.4 million) primarily in the cardiovascular and women's healthcare line, as volume decreases in the existing products ($2.8 million) were substantially offset by increased prices ($2.1 million). These factors also contributed to the increase in sales for the nine-month period. For the nine months, new products contributed $14.6 million of incremental sales. Volume increases across the existing product line accounted for $3.3 million of the increase and higher prices added $2.5 million to sales compared to the same period last year. The Company introduced nine new generic products in the first nine months of this fiscal year. The increase in volume of the existing products during the nine months were attributable to higher generic substitution rates, increased sales associated with trade shows and price increase buy-ins. These increases were slightly offset by price erosion and lower volume on certain distributed products in the pain management category which were down $1.7 million for the nine months.

      Overall, specialty generic revenues were less than expected due to the uncertainties regarding market exclusivity and the announcement by Bristol-Myers Squibb of a new patent that was issued on its drug, Buspar. The Company will not market its generic equivalent to Buspar until such time as the market exclusivity and patent rights have been clarified. Despite this delay, revenues of specialty generic products were up 26.5% over last year.

      Branded product sales were down $1.0 million for the quarter, as higher sales of women's healthcare products were more than offset by lower sales of the Micro-K® cardiovascular potassium supplement. Women's healthcare sales for the quarter were up $1.2 million, or 55.1%, on increased market share. The decrease in Micro-K® sales of $2.2 million reflects the timing of speculative purchases in anticipation of a price increase by major wholesale customers during the latter half of the last fiscal year. The increase in sales for the nine-month period was due to the introduction of Gynazole-1™, a vaginal antifungal product, which was introduced at the end of the first quarter of this fiscal year. Gynazole-1™ has contributed $2.8 million of incremental sales to the period already capturing 6.4% of new prescriptions. In addition, other women's healthcare products including PreCare and Premesis Rx, increased over 63%, or $2.7 million over last year's nine-month period. Total women's healthcare product sales increased $5.5 million, or 128%, over last year's period. These increases more than offset the $5.4 million decrease in Micro-K, that resulted from speculative customer purchases, in anticipation of a year-end price increase, during the latter half of the prior year.

      Net revenues of Particle Dynamics, Incorporated (PDI) for the fiscal 2001 third quarter and nine months totaled $4.1 million and $12.6 million, respectively, compared to $4.5 million and $12.7 million in fiscal 2000. Results for both fiscal 2001 periods reflect a customer's decision during the third quarter to reformulate a product previously served by PDI. Despite this impact and a soft market in the general industry, it is anticipated that Particle Dynamics will replace this with expected growth in other product areas.

      Costs and Expenses.

      Manufacturing costs decreased as a percent of revenues for the quarter and the nine months due to higher margin new specialty generic product introductions and the effects of favorable pricing and product mix in both the generic and branded product lines. In addition the quarter benefited from a $1.2 million reimbursement of overcharges on certain raw materials used in the production of the Company's products. For the quarter, manufacturing costs declined to 38.9% from 41.8% and for the nine months to 40.0% from 45.0% of revenues last year.

      Research and development expenses increased $.2 million, or 9.0%, for the quarter and $.6 million, or 9.5% for the nine months compared to the same periods of the prior year. The increase in expenses for the quarter and nine months is due primarily to payments made in connection with product co-development arrangements. The Company plans to continue its new product development efforts and to rely on new products as an important part of its overall growth strategy.

      Selling and administrative expenses increased $5.1 million, or 50.2% for the quarter and $15.1 million, or 52.6% for the nine months. The increases in both periods are due to higher corporate administrative expenses, incremental marketing expenses in support of the specialty generics product line and marketing expenses and continued investment in expanding the sales force for the branded products marketing division. Corporate administrative expenses were higher due to increases in payroll related expenses associated with expanding the Company's management and administrative infrastructure to keep pace with its continued growth and the acquisition of a leased facility for future expansion and consolidation of the Company's distribution operations and administrative offices. These expenses were up $1.2 million for the quarter and $3.3 million for the nine months. Marketing expenses associated with the specialty generics product line were up $.8 million for the quarter and $1.3 million for the nine months due to introducing nine new products in fiscal 2001. The incremental marketing and selling expenses associated with branded products were $3.1 million for the quarter and $10.4 million for the nine months, due primarily to the rapidly growing branded sales force which has almost tripled from 56 at December 31, 1999, up to approximately 150 professionals at December 31, 2000.

      Interest expense decreased $.3 million, or 62.9% for the quarter and is down $.7 million, or 43.7%, for the nine months on lower long-term debt.

      Net Income. As a result of the factors described above, net income decreased $.3 million, or 6.0%, for the quarter and increased $1.8 million, or 13.5%, for the nine months ended December 31, 2000 compared to the same periods of the prior year.

     (b)      Liquidity and Capital Resources

      Cashflow. Cash provided by operations was $4.4 million for the first nine months of fiscal 2001, a decrease of $9.1 million from the first nine months of last year primarily due to the collection of an arbitration award of $8.2 million (net of taxes) during the first quarter of the prior fiscal year. Excluding the effect of the non-recurring award, cash from operations decreased $.9 million for the first nine months compared to last year. This decrease was due primarily to a $3.8 million increase in cash used for working capital over the same period last year partially offset by a $1.8 million increase in net income and a $1.0 million increase in depreciation and amortization.

      The increase in cash used for working capital resulted primarily from an increase in accounts receivable, due entirely to higher accounts receivable in the specialty generics division ($10.5 million), and a decrease in accounts payable and accrued liabilities. The increase in receivables in the specialty generics division is due to higher sales volume and granting extended payment terms in connection with the launch of Doxazosin (generic alternative to Cardura® by Pfizer) during the third quarter of fiscal 2001. Collections are expected to return to normal levels in the fourth quarter. The decrease in accounts payable and accrued liabilities is due to the timing of payments for marketing related expenses in the branded business, lower accruals related to the timing of vacations and a lower income tax liability due to lower income in this year's third quarter compared to last year's fourth quarter.

      Investing activities for the nine months were confined to capital expenditures of $6.6 million. The expenditures were primarily for machinery and equipment for the upgrade and expansion of the Company's pharmaceutical manufacturing and distribution facilities.

      Financing activities during the nine-month period included a $1.8 million reduction in long-term debt including the credit facility and $4.7 million received from the exercise of Common Stock options. The Company plans to continue to use available cash to reduce its long-term debt.

      The Company continues to examine opportunities to expand its business through product and company acquisitions. The Company's capital resources, financial condition and results of operations could be materially impacted if the Company were to complete one or more of such acquisitions.

      The Company believes that existing cash and securities balances, together with cash generated from operating activities and funds available under its credit facility will be adequate to fund operating activities for the presently foreseeable future, including the payment of short-term and long-term obligations, capital improvements, product development activities and the expansion of marketing capabilities for the branded pharmaceutical business.

      Inflation. Although at reduced levels in recent years, inflation continues to apply upward pressure on the cost of goods and services used by the Company. However, the Company believes that the net effect of inflation on its operations was minimal during the first nine months of fiscal 2001 and fiscal 2000. In addition, changes in the mix of products sold and the effect of competition have made a comparison of changes in selling prices less meaningful relative to changes in the overall rate of inflation during the first nine months of fiscal 2001 and fiscal 2000.

Item 3:      Variable Rate Risk.

      Advances to the Company under the Company's credit facility bear interest at a rate which varies with increases or decreases in the publicly-announced prime rate (and/or the LIBOR rate with respect to LIBOR-related loans, if any). A material increase in such rates could significantly increase borrowing expense.

Item 6:      Exhibits and Reports on Form 8-K.

     a)      Exhibits - None.

     b)     The Company did not file any reports on Form 8-K during the quarter ended
              December 31, 2000.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KV PHARMACEUTICAL COMPANY

Date: February 13, 2001	By: /s/ Marc S. Hermelin Marc S. Hermelin Vice Chairman of the Board and Chief Executive Officer

Date: February 13, 2001	By: /s/ Gerald R. Mitchell Gerald R. Mitchell Vice President & Treasurer Chief Financial Officer