Form 10-K
period 2001-03-31
KV PHARMACEUTICAL CO /DE/
filed 2001-06-29
CIK 57055

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K


         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended March 31, 2001


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

Class A Common Stock                                     New York Stock Exchange
par value $.01 per share

Class B Common Stock                                     New York Stock Exchange
par value $.01 per share

          Securities registered pursuant to Section 12(g) of the Act:

          7% Cumulative Convertible Preferred, par value $.01 per share

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes X No

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         The aggregate market value of the 14,733,910 shares of Class A and 5,113,593 shares of Class B Common Stock held by nonaffiliates of the Registrant as of May 14, 2001, was $290,110,688 and $101,402,549, respectively. As of May
14, 2001, the Registrant had outstanding 18,865,093 and 10,596,445 shares of Class A and Class B Common Stock, respectively, exclusive of treasury shares.

                       DOCUMENTS INCORPORATED BY REFERENCE

         The following document is incorporated into this Report by reference:

         Part III: Portions of the definitive proxy statement of the Registrant (to be filed pursuant to Regulation 14A for Registrant's 2001 Annual Meeting of Shareholders, which involves the election of directors), are incorporated by reference into Items 10, 11, 12 and 13 to the extent stated in such items.

Item 1.  Description of Business
         -----------------------

         (a) General Development of Business

         KV Pharmaceutical Company ("KV", or the "Company") was incorporated under the laws of Delaware in 1971 as a successor to a business originally founded in 1942. Victor M. Hermelin, KV's Chairman and founder, obtained initial patents for early controlled release and enteric coated technologies in the early 1950's.

         KV is a pioneer in the area of advanced drug delivery technologies which enhance the effectiveness of new therapeutic agents, existing pharmaceutical products and nutritional supplements. The Company has developed and patented a wide variety of drug delivery and formulation technologies in four principal areas; controlled release, oral and topical site-specific, quick dissolving tablets and tastemasking systems. The Company uses these systems in the development of the branded and generic products it markets as well as the products of its pharmaceutical marketing licensees. Controlled release systems, for example, improve and control the human body's absorption and utilization of active pharmaceutical compounds. This allows the compounds to be administered less frequently with potentially reduced side effects, improved drug efficacy and/or enhanced patient compliance.

         In 1990, the Company established a generic marketing capability through a wholly-owned subsidiary, ETHEX Corporation ("ETHEX"), which makes it one of the only drug delivery research and development companies that also markets "technologically distinguished" generic products.

         In 1999, the Company established a wholly-owned subsidiary, Ther-Rx Corporation ("Ther-Rx"), to market branded pharmaceuticals directly to physician specialists.

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

         (Hereinafter, KV, ETHEX, PDI and Ther-Rx are sometimes referred to collectively as "KV" or the "Company").

         (b) Industry Segments

          The Company operates principally in four industry segments, consisting of branded products marketing, specialty generics marketing, manufacturing and marketing of specialty materials and pharmaceutical manufacturing. Revenues are derived primarily from directly marketing its own technologically distinguished generic and brand-name products. Revenues may also be received in the form of licensing revenues and/or royalty payments based upon a percentage of the licensee's sales of the product, in addition to manufacturing revenues, when marketing rights to products using its advanced drug delivery technologies are licensed (See Note 19 to the Company's financial statements).

         (c) Narrative Description of Business

         For the fiscal year ended March 31, 2001, approximately 89% of the Company's net revenues were derived from the sale of technology distinguished branded and generic products, approximately 2% from manufacturing and licensing, and approximately 9% from the sale of specialty value added raw material products.

         The Company is a fully integrated specialty pharmaceutical company that develops, acquires, manufactures and markets technologically distinguished branded and generic prescription pharmaceutical products. KV conducts its branded pharmaceutical operations through Ther-Rx, which began operations in March 1999. Ther-Rx currently markets products focused on the women's health and cardiovascular therapeutic areas, although its therapeutic focus may expand as we continue to evaluate development and acquisition opportunities. KV conducts generic pharmaceutical operations through ETHEX, which focuses principally on technologically distinguished generic products in four main therapeutic areas: women's health, cardiovascular, pain management, and respiratory. Through PDI, the Company also develops, manufactures and markets technologically advanced, value-added raw material products for the pharmaceutical, nutritional, food and personal care industries.

         KV established Ther-Rx to market brand name pharmaceutical products that KV internally develops using our proprietary technologies or otherwise acquires. In March 1999, Ther-Rx launched its first brand name product, Micro-K(R), a prescription potassium supplement. KV acquired Micro-K(R) from Wyeth Ayerst Laboratories, the pharmaceutical division of American Home Products Corporation, for $36 million. The Micro-K(R) product line had worldwide annual net sales of approximately $18.5 million in 1998, of which $13.3 million were branded product sales. Micro-K(R) competes in a market of more than $300 million in annual sales. In August 1999, KV acquired PreCare(R), a prescription prenatal vitamin, from UCB Pharma for $8.4 million. PreCare(R) had annual net sales of approximately $4.3 million in 1998 and competes in a market of more than $100 million in annual sales.

         Ther-Rx also has launched three internally developed products as product line extensions to PreCare(R) since October 1999. The second product launched, Premisis Rx(TM) is the first prescription vitamin mineral product designed for women with morning sickness. The third product launched, PreCare(R) Conceive(TM), is the first nutritional supplement with essential nutrients for conception for both women and men planning to conceive. In June 2000, Ther-Rx launched its first New Drug Application ("NDA") approval, Gynazole-1(R), a one-dose prescription treatment for vaginal yeast infections caused by candida albicans.

         Ther-Rx has over 150 specialty sales representatives. Ther-Rx's sales force focuses on physician specialists who are identified through available market research as frequent prescribers of the therapeutic category that our prescription products fall within. Ther-Rx intends to continue to increase the sales force to accommodate our strategic objectives.

         ETHEX is the Company's technologically distinguished generic drug business. KV established ETHEX in 1990 to utilize our portfolio of drug delivery systems to develop and market technologically enhanced generic pharmaceuticals. ETHEX's current product line includes approximately 70 products, approximately 60% of which are identified by IMS America as the leading product in their respective generic category. KV believes many of our generic products create higher gross margins than those of other generic manufacturers due to the benefits of our drug delivery systems, our marketing approach and our specialty manufacturing capabilities which enable the Company to produce pharmaceuticals which are difficult to replicate. For example, KV has incorporated our METER RELEASE(R) technology into the only generic equivalent to Norpace(R) CR (Searle), an antiarrhythmic that is taken twice daily. KV has used our KV/24(TM) once daily technology in the generic equivalent to IMDUR(R) (Schering-Plough Corporation) a cardiovascular drug that is taken once per day. Utilizing our specialty manufacturing expertise and a sublingual delivery system, KV also produced and marketed the first generic alternative to Nitrostat(R) (Parke-Davis), used to treat angina.

         PDI is the Company's value-added raw material business. PDI technologies, DESCOTE(R), DESTAB(TM) and MicroMask(TM), include value-added pharmaceutical, vitamin or mineral raw material products that provide benefits such as improved taste, enhanced product stability or a more efficient manufacturing process.

Strategy

         The Company's goal is to enhance its position as a leading specialty pharmaceutical company that utilizes its expanding drug delivery expertise to bring technologically distinguished brand name and generic products to market. The Company's strategy incorporates the following key elements:

         o Capitalize on Acquisition Opportunities. KV plans to actively seek acquisition opportunities, especially through Ther-Rx. KV believes that consolidation among large pharmaceutical companies, coupled with cost-containment pressures, will lead to the divestiture of small or non-strategic products and product lines, which can be profitable for specialty pharmaceutical companies like KV to manufacture and market.

         o Internally Develop Brand Name Products. KV plans to apply its existing drug delivery technologies, research and development, and manufacturing expertise to introduce new products which can expand our existing franchises.

         o Pursue Attractive Growth Opportunities Within the Generic Industry. KV intends to continue to introduce generic counterparts to drugs whose patents have expired. When patents no longer protect a branded product, opportunities exist for ETHEX to introduce generic counterparts. KV believes it is uniquely positioned to capitalize on this dynamic given our suite of proprietary drug delivery technologies and ability to bring value-added products to market.

         o Focus Sales Efforts on High Value Niche Markets. KV focuses its sales efforts on niche markets where the Company believes it can target a relatively narrow physician audience. KV plans to continue to build its sales force significantly to expand the coverage of frequent prescribers of its products.

         o Advance Existing and Develop New Drug Delivery Technologies. KV expects to continue to develop its drug delivery technologies and has identified various technologies with substantial growth potential, such as systems for the oral delivery of bioactive peptides and proteins through the mucosal tissues of the esophagus and upper lung.

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

         o KV/24(R) is a patented, multi-particulate drug delivery system that encapsulates one or more drug compounds into spherical particles which release the active drug or drugs systemically over an 18 to 24 hour period, permitting the development of once-a-day drug formulations. The Company believes that its KV/24(R) oral dosing system is the only commercialized 24 hour oral controlled release system that is successfully able to incorporate more than one active compound.

         o METER RELEASE(R) is a polymer-based drug delivery system that offers different release characteristics than KV/24(R) and is used for products that require drug release rates of between 8 and 12 hours. The Company has developed METER RELEASE(R) systems in tablet, capsule and caplet form that have been commercialized in ETHEX products in the cardiovascular, gastrointestinal and upper respiratory product categories.

         o MICRO RELEASE(R) is a microparticulate formulation that encapsulates therapeutic agents, employing smaller particles than KV/24(R) and METER RELEASE(R). This system is used to extend the release of drugs in the body where precise release profiles are less important. MICRO RELEASE(R) has been commercialized in prescription products marketed by ETHEX and Ther-Rx as well as over-the-counter nutritional products.

SITE-RELEASE(R) Technologies

         The Company's SITE-RELEASE(R)technologies are based on the concept that isolating a drug in a specific location for an extended period of time offers the opportunity to meaningfully increase the drug's efficacy. For example, a vaginal yeast infection may be effectively treated using a single dose of an anti-fungal medication by developing a drug formulation that will adhere the anti-fungal compound to the infected area over a period of time sufficient to maximize the drug's efficacy. The Company's site specific technologies use advanced polyphasic (hydrophilic and lipophilic) principles that result in a complex emulsion which adheres to the desired tissue and controls the release of the drug. The Company has developed a number of site-specific systems and formulations that it tailors to the desired route of administration. Of these technologies, only products using VagiSite(TM) and DermaSite(TM) technologies are currently being marketed. To date, the Company has applied its site-specific technologies in cream, lotion, lozenge and suppository form to deliver therapeutic agents to oral, skin, pharyngeal, esophageal, vaginal and rectal tissue.

          o VagiSite(TM) is a patented, controlled release bioadhesive delivery system that incorporates advanced polyphasic principles to create a bio-emulsion system delivering therapeutic agents to the vagina. VagiSite(TM) is the subject of licensing and development agreements to develop products for the treatment of vaginal fungal infections.

          o OraSite(TM) is a controlled release mucoadhesive delivery system administered orally in a solid or liquid form. A drug formulated with the OraSite(TM) technology may be formulated as a liquid or as a lozenge in which the dosage form liquifies upon insertion and adheres to the mucosal surface of the mouth, throat and esophagus. OraSite(TM) possesses characteristics particularly advantageous to therapeutic categories such as oral hygiene, sore throat and periodontal and upper gastrointestinal tract disorders. The Company has been issued patents relating to its OraSite(TM) technology.

          o DermaSite(TM) is a semi-solid SITE-RELEASE(R) configuration for topical applications to the skin. The bioadhesive and controlled release properties of the delivery platform have made possible the development of products requiring a significantly reduced frequency of application.

          o TransCell (TM) is a novel bio-adhesive, controlled release delivery system that may permit oral delivery of compounds that normally would be degraded if administered orally, such as growth hormones, calcitonin, other protein/peptides and other complex compounds. TransCell (TM) was specifically designed to provide an oral delivery alternative to biotechnology and other compounds that currently are delivered as injections or infused. The Company has patents issued and pending relating to its TransCell
               (TM) technology.

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

         o LIQUETTE(R) is a patented tastemasking system that incorporates unpleasant tasting drugs into a hydrophilic and lipophilic polymer matrix to suppress the taste of the drug. This technology is used for mildly to moderately distasteful drugs where low manufacturing costs are particularly important.

         o FlavorTech(TM) is a liquid formulation technology designed to reduce the objectionable taste of a wide variety of therapeutic products. FlavorTech(TM) technology has been used in cough/cold syrup products sold by ETHEX and has special application to other products, such as antibiotic, geriatric and pediatric pharmaceuticals. The Company has received a patent for its FlavorTech(TM) technology.

         o MicroMask(TM) is a patented tastemasking technology that incorporates a dry powder, microparticulate approach to reducing objectionable tastes by sequestering the unpleasant drug agent in a specialized matrix. This formulation technique has the effect of "shielding" the drug from the taste receptors without interfering with the dissolution and ultimate absorption of the agent within the gastrointestinal tract. MicroMask(TM) is a more potent tastemasking technology than LIQUETTE(R) and has been used in connection with two Ther-Rx products.

Marketing and Distribution

         The Company directly markets and distributes its branded and generic products to national drug store chains, wholesalers and distributors, as well as independent pharmacies and mail order firms. During fiscal 2001, the Company's three largest customers were McKesson Drug Company, Cardinal Health and Amerisource Corporation which accounted for 57% of total revenue, while in fiscal 2000 and 1999, McKesson Drug Company and Cardinal Health accounted for 30% and 36%, respectively, of its total revenue.

Sales, Marketing and Distribution

         Ther-Rx has a national sales and marketing infrastructure which includes more than 150 sales representatives dedicated to promoting and marketing our branded pharmaceutical products to targeted physician specialists, such as obstetricians and gynecologists for our women's healthcare products and cardiologists for our Micro-K(R) product. By targeting physician specialists, Ther-Rx believes it can compete successfully without the need to build a large sales force. Ther-Rx also has a national sales management team, a sales team dedicated to managed care and trade accounts and an inside sales team.

         ETHEX has a sales and marketing team, which includes an outside sales team of regional managers, national account managers and an inside sales team. The outside sales team calls on wholesalers and distributors and national drugstore chains, as well as hospitals, nursing homes, independent pharmacies and mail order firms. The inside sales team calls on independent pharmacies to create pull-through at the wholesale level. ETHEX's marketing strategy is to provide customers with a broad product line of quality products at competitive prices with high levels of customer service.

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

         Particle Dynamics has a specialized technical sales group who calls on the leading companies in the pharmaceutical, nutritional, food and personal care industries in the United States and internationally in 50 countries in Europe, the Pacific Rim, South America and North America.

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

         The Company continually applies its scientific and development expertise to redefine and enhance our existing drug delivery systems and formulation technologies and to create new technologies that may be used in our drug development programs. Certain of these technologies, which currently are in the developmental stage, include advanced oral controlled-release systems, quick dissolving oral delivery systems (with and without tastemasking characteristics), and transesophageal and intrapulmonary delivery technologies.

         In fiscal 2001, 2000 and 1999, total research and development expenses were $9.3 million, $8.0 million and $6.9 million, respectively. Spending for research and development is funded primarily from operations and was 5% of revenues during fiscal 2001.

Patents and Proprietary Rights

         Our policy is to file patent applications in appropriate situations to protect and preserve, for its own use, technology, inventions and improvements that KV considers important to the development of its business. We currently hold domestic and foreign issued patents expiring through 2018 relating to our controlled release, site-specific, quick dissolve and tastemasking technologies. A substantial portion of our patents begin to expire after 2007. We have been granted 23 U.S. patents and have 19 U.S. patent applications pending. In addition, we have 35 foreign issued patents and a total of 15 patent applications pending in Canada, Europe, Australia, Japan and South Korea.

         The Company's success will also depend to a significant extent on our ability to obtain and enforce patents, maintain trade secret protection and operate without infringing on the proprietary rights of third parties. The pharmaceutical industry is crowded and a substantial number of patents have been issued. The patent position of pharmaceutical companies can be highly uncertain and frequently involves complex legal and factual questions. As such, the breadth of claims allowed in patents relating to pharmaceutical applications or their enforceability cannot be predicted. To the extent KV endeavors to protect its inventions outside the United States, statutory differences in patentable subject matter may limit the protection it can obtain. For example, methods of treating humans are not patentable in many countries outside the United States. These and other issues may prevent KV from obtaining patent protection outside the United States.

         The Company also relies upon trade secrets, unpatented proprietary know-how and continuing technological innovation to develop and maintain its competitive position. KV enters into confidentiality agreements with each of its employees and consultants upon the commencement of an employment or consulting relationship. These agreements generally provide that all inventions, ideas, discoveries, improvements and copyrightable material made or conceived by the individual arising out of the employment or consulting relationship and all confidential information developed or made known to the individual during the term of the relationship is the exclusive property of the Company. KV cannot assure the enforceability of these agreements or that they will not be breached. Furthermore, others may acquire or independently develop similar technology or, if patents are not issued with respect to products arising from our research, KV may not be able to maintain information pertinent to such research as proprietary technology or trade secrets.

          The Company currently holds 47 trademarks and has also applied for trademark protection for the trade names of our proprietary controlled-release, tastemasking, site-specific and quick dissolve technologies. KV intends to continue to trademark new technology and product names as they are developed.

Manufacturing and Facilities

         The Company's administrative, research, manufacturing and distribution facilities aggregate 705,960 square feet of space located in three St. Louis County areas. The Company manufactures drug products in liquid, semi-solid, tablet, capsule and caplet forms for distribution by ETHEX, Ther-Rx and its corporate licensees and value-added specialty materials for distribution by PDI. The Company believes that all of its facilities comply with applicable regulatory requirements.

         The Company's business is generally not seasonal, although a number of cough/cold products marketed by ETHEX can be subject to seasonal demand. The nature of the Company's business does not include unusual working capital requirements. Inventories are maintained at sufficient levels to support current production and sales levels. During fiscal 2001, the Company encountered no serious shortage of any particular raw materials and has no indication that significant shortages will occur.

         Other than three facilities totaling 299,370 square feet that the Company owns, all facilities are leased at pre-determined annual rates under agreements expiring from November 30, 2001, through April 30, 2012 subject in most cases to renewal at its option.

Competition

         Competition in the development and marketing of pharmaceutical products is intense and characterized by extensive research efforts and rapid technological progress. Many companies, including those with financial and marketing resources and development capabilities substantially greater than the Company's, are engaged in developing, marketing and selling products that compete with those the Company offers. Competitors may develop or acquire products more rapidly than the Company does. Further, other products now in use or under development by others may be more effective than its current or future products. The Company believes that its patents, proprietary trade secrets, technological expertise, product development and manufacturing capabilities position it to maintain a leadership position in the field of advanced drug delivery technologies and to continue to develop products to compete effectively in the marketplace.

Employees

         As of March 31, 2001, the Company employed a total of 772 employees. The Company is party to a collective bargaining agreement that expired in May 2001 and covers 116 employees and is currently conducting continuing negotiations. The Company believes that its relations with its employees are good.

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

         With respect to potential new products, there are two principal ways the Company can obtain FDA approval of a new drug product: a New Drug Application (an "NDA") and an Abbreviated New Drug Application (an "ANDA"). The Company does not disclose information on the specific products covered by its FDA applications in order to protect its competitive position and that of its customers with respect to products which the Company has developed and expects to market in the future.

         The Company has regulatory submissions filed with the FDA for approval and received ANDA product approvals for a generic alternative to IMDUR(R) from Schering-Plough Corporation in March 2000 and a generic alternative to Cardura(R) from Pfizer Company in October 2000. As a consequence of the uncertainties inherent in the drug approval process, an applicant is not in the position to predict in advance all of the substantive and procedural requirements for FDA approval of a particular product or to predict when or if any particular product may be approved.

         The Company cannot predict whether future legislative or regulatory developments might have an adverse effect on the Company. It is the Company's belief that generic and branded drugs enhanced by drug delivery technologies can provide increased patient compliance and cost savings opportunities for the consumer, which the Company could benefit from through the growth of ETHEX and Ther-Rx and in its drug delivery research business.


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

         In addition, the Company leases or owns the facilities shown in the following table:

         SQ FT                                           LEASE          RENEWAL
        LEASED        USAGE                              EXPIRES        OPTIONS
     ---------------------------------------------------------------------------

           31,630  PDI Office/Mfg./Whse.              11/30/02         5 Years2

           10,000  PDI/KV Lab/Whse.                   11/30/01         2 Years

           23,000  KV Office/R&D/Mfg.                 12/31/01         5 Years2

           16,800  KV Mfg. Oper.                      06/30/02         5 Years1

          122,350  KV Office/Whse./Lab                Owned            N/A

           90,000  KV Mfg. Oper.                      Owned            N/A

           87,020  ETHEX/Ther-Rx Office/Whse.         Owned            N/A

          260,160  ETHEX/Ther-Rx/PDI Distribution     04/30/12         5 Years2

           40,000  KV Warehouse                       11/30/01         N/A

------------------------------
1  Five-year option.
2  Two five-year options.

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

Item 3.  Legal Proceedings
         -----------------

         Under a contract that the Company has with a supplier, issues arose with respect to the timing of supply of a product and the supplier's failure to pursue another product. The terms of the contract provided for binding private arbitration between the parties which resulted in the Company receiving notice of an award in December 1998 of $13,253,000. The Arbitration Panel subsequently directed the parties to have further discussions including possible replacement products. Payment of the award was deferred pending the outcome of these discussions. Subsequent attempts to obtain replacement products were unsuccessful and the Company was paid the arbitration award in June 1999. In January 2000, the Company received an additional award of $6,973,000. All pending claims and motions in the arbitration were resolved as of March 31, 2001.

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

Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

         No such matters were submitted during the fourth quarter of the Company's fiscal year ended March 31, 2001.

Item 4(a).   Executive Officers of the Registrant

         The following is a list of the current executive officers of the Company, their ages, their positions with the Company and their principal occupations for at least the past five years.


NAME                     AGE     POSITION HELD AND PAST EXPERIENCE
-------------------------------- -----------------------------------------------

Victor M. Hermelin       87      Director, Chairman of the Board. (1)

Marc S. Hermelin         59      Director, Vice-Chairman of the Board and
                                 Chief Executive Officer.

Alan G. Johnson          66      Director, Senior Vice President-Strategic
                                 Planning and Corporate Growth since September
                                 27, 1999 and Secretary of the Company; Chairman of Johnson Research & Capital, Inc., an investment banking and institutional research firm from January to September 1999; Member of the law firm Gallop, Johnson & Neuman, L.C.
                                 1976 to 1998; Director of SIBONEY Corporation.

Raymond F. Chiostri      67      Vice President and Group President of KV since
                                 1986 and Chief Executive Officer of Particle
                                 Dynamics, Inc. since 1995; President,
                                 Pharmaceutical Division of KV 1986 to 1995.

Gerald R. Mitchell       62      Vice President, Treasurer and Chief Financial
                                 Officer since 1981.

         The term of office for each executive officer of the Company expires at the next annual meeting of the directors or at such time as his successor has been elected and qualified.

--------------------
(1)  Victor M. Hermelin is the father of Marc S. Hermelin.


                                     PART II

Item 5.   Market for the Company's Common Stock and Related Security Holder
          Matters
          -----------------------------------------------------------------

         a) Principal Market

         The Company's Class A Common Stock and Class B Common Stock are traded on the New York Stock Exchange under the symbols KV.A and KV.B, respectively.

         b) Stock Price and Dividend Information

         The high and low closing sales prices of the Company's Class A and Class B Common Stock, as reported on the New York Stock Exchange, during each quarter of fiscal 2001 and 2000 were as follows:

CLASS A COMMON STOCK

                           FISCAL 2001                      FISCAL 2000
                   ----------------------------    -------------------------
QUARTER               High            Low               High            Low
--------           -----------    -------------    --------------- ---------

First               $17.88          $12.63            $11.75         $  8.67
Second               35.13           17.29             12.75            9.83
Third                40.00           18.44             14.63           10.08
Fourth               30.40           16.60             21.54           13.17



CLASS B COMMON STOCK

                           FISCAL 2001                      FISCAL 2000
                   ----------------------------   --------------------------
QUARTER               High            Low              High              Low
--------           -----------    -------------   ---------------- ---------

First               $18.17          $13.17            $11.71         $  8.75
Second               34.50           17.25             12.63           10.00
Third                39.88           18.63             14.29           10.54
Fourth               30.50           16.70             21.83           13.21

         All per share data reflects the three-for-two stock split effected in the form of a 50% stock dividend that occurred on September 7, 2000.

         No dividends may be paid on Class A or Class B Common Stock unless all dividends on the Cumulative Convertible Preferred Stock have been declared and paid. Undeclared and unaccrued cumulative preferred dividends at both March 31, 2001 and 2000 were approximately $2.2 million or $9.14 per share on 240,000 shares of Preferred Stock. Also, under the terms of the Company's credit agreement, the Company may not pay cash dividends in excess of 25% of the prior year's consolidated net income. The Company historically has not paid cash dividends on common stock and does not plan to do so in the near future. The Company intends to use cash generated from operations to support future growth. Dividends on Cumulative Convertible Preferred Stock in the amount of $420,000 were paid during each of fiscal 2001 and 2000.

         c) Approximate Number of Holders of Common Stock

         The number of holders of record of Class A and Class B Common Stock as of May 14, 2001 was 687 and 509, respectively (not separately counting shareholders whose shares are held in "nominee" or "street" names, which are estimated to represent approximately 5,000 of Class A and 2,000 of Class B additional shareholders).


Item 6.   Selected Financial Data
          -----------------------



                                 ($ in 000's, except per share data)
                                        Years Ended March 31,
                    ---------------------------------------------------------------------
                        2001          2000           1999            1998         1997
                        ----          ----           ----            ----         ----

BALANCE SHEET DATA:

Total assets        $ 151,417     $ 140,385      $ 127,990       $ 68,361      $ 41,362

Long-term debt      $   5,080     $  16,779      $  31,491       $  4,902      $  2,158

Shareholders'
equity              $ 125,942     $  97,799      $  67,548       $ 44,164      $ 33,084


INCOME STATEMENT DATA:

Revenues            $ 182,909    $ 145,970       $ 114,860       $ 98,486      $ 57,891

% Increase               25.3         27.1            16.6           70.1          16.4

Net income (a)      $  23,625    $  24,308(a)    $  23,340(a)    $ 11,304      $  8,924

Net income
per common share-
diluted (b)            $ 0.74        $0.80(a)       $ 0.78(a)      $ 0.39        $ 0.31


(a) Net income in fiscal 2000 and 1999 includes non-recurring gains associated with $7.0 million and $13.3 million arbitration awards, respectively. The awards net of applicable income taxes and expenses (See Note 17 of Notes to Consolidated Financial Statements) were as follows:





                                                   Net Income                     Per Diluted Share
                                             ---------------------------     -----------------------------
                                              2001      2000      1999         2001      2000      1999
                                              ----      ----      ----         ----      ----      ----
Net income without nonrecurring gain         $23,625   $20,430   $15,385      $0.74     $0.67     $0.51
Nonrecurring gain                                  -     3,878     7,955          -      0.13      0.27
                                             -------   -------   -------      -----     -----     -----
  Total net income                           $23,625   $24,308   $23,340      $0.74     $0.80     $0.78


(b) Previously reported amounts give effect to the three-for-two stock splits effected in the form of a 50% stock dividend that occurred on September 7, 2000 and April 17, 1998.



"Safe Harbor" Statement

         The materials in this Form 10-K may contain various forward-looking statements within the meaning of the United States Private Securities Litigation Reform Act of 1995 ("PSLRA") and which may be based on or include assumptions, concerning KV's operations, future results and prospects. Such statements may be identified by the use of words like "plans", "expect", "aim", "believe", "projects", "anticipate", "intend", "estimate", "will", "should", "could" and other expressions that indicate future events and trends. All statements that address expectations or projections about the future, including without limitation, statements about the Company's strategy for growth, product development, market positions, expenditures and financial results, are forward-looking statements.

         All forward-looking statements are based on current expectations and are subject to risk and uncertainties. In connection with the "safe harbor" provisions, KV provides the following cautionary statements identifying important economic, political and technology factors which, among others, could cause the actual results or events to differ materially from those set forth or implied by the forward looking statements and related assumptions.

         Such factors include (but are not limited to) the following: (1) changes in the current and future business environment, including interest rates and capital and consumer spending; (2) the difficulty of predicting FDA approvals; (3) acceptance and demand for new pharmaceutical products; (4) the impact of competitive products and pricing; (5) new product development and launch; (6) reliance on key strategic alliances; (7) the availability of raw materials; (8) the regulatory environment; (9) fluctuations in operating results; (10) the difficulty of predicting the pattern of inventory movements by the Company's customers; (11) the impact of competitive response to the Company's efforts to leverage its brand power with product innovation, promotional programs, and new advertising; and, (12) the risks detailed from time to time in the Company's filings with the Securities and Exchange Commission.

         This discussion of uncertainties is by no means exhaustive, but is designed to highlight important factors that may impact the Company's outlook.

Item 7. Management's Discussion and Analysis of Results of Operations, and Liquidity and Capital Resources
         ------------------------------------------------------------------

         (a)   Results of Operations

              The following table summarizes the Company's historical results of operations, with revenue contribution by operating segment after inter-company eliminations, and consolidated costs and expenses as a percent of total net revenue. This information should be read in conjunction with the Company's financial statements and related notes.


                                                                  Fiscal Year Ended March 31,
                                               2001                      2000                        1999
                                               ----                      ----                        ----
                                       Amount      Percent        Amount     Percent        Amount     Percent
                                       ------      -------        ------     -------          ------   -------
                                                                          (Dollars in thousands)


Net Revenues
Generic Products                      $137,296     75.1%        $101,342      69.4%       $ 91,833      80.0%
Branded Products                        25,206     13.8           23,469      16.1           1,795       1.6
Specialty Materials                     17,088      9.3           17,181      11.8          13,405      11.6
Contract Services/Licenses               3,319      1.8            3,978       2.7           7,827       6.8
                                      --------    -----         --------     -----        --------     -----
   Total Net Revenues                 $182,909    100.0%        $145,970     100.0%       $114,860     100.0%
                                      --------    -----         --------     -----        --------     -----

Costs and Expenses
Manufacturing Costs                   $ 70,663     38.6%       $ 63,446      43.5%        $ 61,415      53.5%
Research and Development                 9,282      5.1           8,043       5.5            6,884       6.0
Selling and Administrative              62,622     34.2          37,982      26.0           22,201      19.3
Other Expense (Income), net (a)            908      0.5          (4,907)     (3.4)         (13,516)    (11.8)
Amortization                             2,370      1.3           2,307       1.6              244       0.2
                                      --------    -----       ---------      -----        --------     -----
   Total Costs and Expenses           $145,845     79.7%       $106,871      73.2%        $ 77,228      67.2%
                                      --------    -----       ---------      ----         --------     -----

Earnings before Taxes                 $ 37,064     20.3%       $ 39,099      26.8%        $ 37,632      32.8%
Provision for Income Taxes              13,439      7.3          14,791      10.1           14,292      12.4
                                      --------     ----       ---------     -----         --------     -----
Net Income (a)                        $ 23,625     13.0%      $  24,308      16.7%        $ 23,340      20.4%
                                      ========     =====      =========     =====         ========     =====


(a) Other income, net in fiscal 2000 and 1999 includes non-recurring gains associated with $7 million and $13.3 million arbitration awards, respectively. (See Note 17 of Notes to Consolidated Financial Statements).



Fiscal 2001 Compared to Fiscal 2000

         Revenues. Net revenues for fiscal 2001 increased $36.9 million, or 25.3%, over the prior fiscal year. The increase in revenues was due primarily to higher sales of specialty generic and branded products.

         Branded product sales were up $1.7 million, or 7.4%, over the prior fiscal year. The increase in sales was due to the introduction of Gynazole-1(R), a vaginal antifungal product, at the end of the first quarter of the fiscal year and higher sales of existing women's healthcare products. These increases were partially offset by lower sales of the Micro-K(R) cardiovascular potassium supplement. The introduction of Gynazole-1(R) contributed $6.0 million of incremental sales to the fiscal year on increases in market share. Since its June 2000 launch, the product has captured 8.4% of total prescriptions written for vaginal antifungal creams. Existing women's healthcare products increased 101%, or $5.3 million, over last year due primarily to higher volume associated with increased market share of the PreCare(R) brand prenatal vitamin line. Including Gynazole-1(R), total sales of women's health care products increased 216% over last year. Micro-K(R) sales were down $9.6 million compared to last year as a result of speculative customer buying during the latter half of the prior year in anticipation of a year-end price increase.

         Specialty generic sales were up $36 million, or 35.5%, over the prior fiscal year. The increase was due to incremental volume from new products introduced during the year ($18 million), a full year of sales of products introduced in the prior year ($2.2 million), net volume increases across the existing product line ($8.2 million), and higher pricing ($7.5 million) primarily on cardiovascular products. The company introduced 10 new products during the fiscal year. The increase in volume of the existing products was attributable to higher generic substitution rates, increased sales associated with trade shows, and price increase buy-ins.

         Sales of specialty materials were flat for the year due to a soft market in the general industry.

         Contract services and licensing revenues declined $.7 million, or 16.6%, due to lower contract manufacturing volume, reflecting a smaller customer base as the Company has purposefully de-emphasized lower margin contract manufacturing in its business strategy.

         While the Company anticipates continued overall growth in sales of the products it markets, there are no assurances that the annual percentage rate of sales growth will continue at past levels.

         Costs and Expenses. Manufacturing costs as a percentage of revenue declined from 43.5% to 38.6% due to favorable product mix and lower costs within the specialty generic line, and higher pricing in the branded and generic product lines. The improvement in product mix in the specialty generic line was due primarily to higher margin new product sales. Lower costs in specialty generics were due to efficiencies from increased volume and lower prices for material and ingredients. Of the 4.9 percentage-point net decrease, changes in product mix accounted for 2.4%, higher pricing accounted for 1.8% and lower costs accounted for .7% of the improvement.

         Research and development expenses increased $1.2 million, or 15.4%, compared to the prior year, due primarily to payments made in connection with product co-development agreements and expansion of the research and development staff. The Company plans to continue its new product and technology development efforts and to rely on new products as an important part of its overall growth strategy.

         Selling and administrative expenses increased $24.6 million, or 64.9%, compared to the prior year. The increase was due primarily to higher corporate administrative expenses, incremental marketing expenses in support of the specialty generics product line, and marketing expenses and continued investment in expanding the sales force for the branded products marketing division. Corporate administrative expenses were higher due to increases in payroll related expenses of $2.7 million associated with expanding the Company's management and administrative infrastructure to keep pace with its continued growth, higher professional fees of $2.1 million for various legal and consulting services, and increased lease expense of $1.0 million from the acquisition of a leased facility for future expansion of the Company's distribution operations and administrative offices. Marketing expenses associated with the specialty generics product line were up $2.8 million for the year, primarily due to promotional programs. Marketing and selling expenses associated with branded products were $14.7 million higher compared to last year primarily due to expenses associated with the increase in the branded sales force and increased sampling costs in connection with the introduction of Gynazole-1 in the current fiscal year.

         Amortization expense is primarily attributed to the product acquisitions of Micro-K(R)and PreCare(R). These product acquisitions are being amortized on a straight-line basis over 20 years and there was no change when compared to the prior year.

         Operating Income. As a result of the factors described above, operating income increased $3.8 million, or 11.1%, compared to the prior year.

         Interest Expense. Interest expense decreased $.9 million, or 44.5%, for the year due to lower long-term debt outstanding on the Company's line of credit.

         Other income, decreased $6.7 million for the year, due primarily to a non-recurring gain related to an arbitration award of $6.1 million received in fiscal 2000 and a decrease in interest income of .6 million. (See Note 17 of Notes to Consolidated Financial Statements).

         Net Income. As a result of the factors described above, net income decreased $.7 million, or 2.8%, compared to the prior year. Excluding the effect of the non-recurring gain, net income increased $3.2 million, or 15.6% over the prior year.


Fiscal 2000 Compared to Fiscal 1999

         Revenues. Net revenues for fiscal 2000 increased $31.1 million, or 27%, over the prior fiscal year. The increase in revenues, after elimination of inter-segment revenues, was due to higher sales in all three marketing divisions (generic products, branded products and specialty materials) as shown in the following table:

                                        Increase (Decrease)
                                           vs Prior Year
                                        Amount         Percent
                                        ------         -------
     Net Revenues
     Generic products                   $ 9,509         10.4%
     Branded products                    21,674         nm
     Specialty materials                  3,776         28.2
     Contract services/licenses          (3,849)       (49.2)
                                        -------
       Total net revenues               $31,110         27.1%
                                        =======

         Branded product sales through Ther-Rx in its first full marketing year grew to $23.5 million versus $1.8 million for the fourth quarter of fiscal year 1999, when the business began operations. This branded business was started by acquiring products with established brand name recognition and existing distribution, and through the subsequent introduction of internally developed products. Acquired products include Micro-K(R) Extencaps acquired in March 1999 and the PreCare(R) prenatal caplet that was acquired in August 1999. Ther-Rx also introduced three internally developed products since October 1999 under the PreCare(R) family of women's health care pharmaceuticals. These products include PreCare(R) Chewables, a chewable prenatal vitamin; PremisisRx(TM), a product designed for use along with a physician-supervised program to reduce pregnancy-related nausea; and PreCare(R) Conceive(TM), a nutritional supplement specifically designed for use by both men and women prior to conception.

         Of the $9.5 million increase, or 10%, in specialty generic net sales by ETHEX, volume increases in existing products and new products contributed $6.7 million while $2.8 million was from price increases. ETHEX introduced seven new products during the year and in March, 2000 received ANDA approval for a generic alternative to IMDUR(R) by Schering-Plough Corporation.

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

         Other income, net, decreased $8.6 million to $4.9 million during fiscal 2000 primarily due to a non-recurring gain related to an arbitration award in fiscal 1999, being $6.7 million higher than the current year's award (See Note 17 of Notes to Consolidated Financial Statements) and net interest expense increasing $1.4 million.

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

         (c) Variable Rate Risks

         Advances to the Company under the Company's credit facility bear interest at a rate which varies consistent with increases or decreases in the publicly-announced prime rate [and/or the LIBOR rate with respect to LIBOR-related loans, if any]. A material increase in such rates, however, could significantly increase future borrowing expenses. The Company currently has no borrowings on its variable rate credit facility. Other long-term debt consists primarily of fixed rate mortgage obligations.

         (d) Liquidity and Capital Resources

         The following table lists selected cashflow and balance sheet data for fiscal years 2001, 2000 and 1999:



               ($ in 000's)                          2001            2000            1999

                                               --------------- --------------- ---------------

          Cashflow from Operations              $ 17,071           $24,938*        $ 9,499
          Working Capital                         50,918            37,566          43,112
          Long-Term Liabilities                    8,347            19,139          33,974
          Shareholders' Equity                   125,942            97,799          67,548



         * See Note (a) on page 15 for non-recurring gains and Note 17 of Notes to Consolidated Financial Statements.




         Cash flow from operations of $17.1 million was $7.9 million, or 31.5%, lower than the prior year due primarily to the collection of a $13.3 million arbitration award in the first quarter of last year. Excluding the effect of the non-recurring award, cash from operations increased $5.4 million, or 46.1%, due primarily to a $4.7 million reduction in cash used for working capital.

         Cash flow from operations for the fiscal year was due primarily to net income plus depreciation and amortization. This was partially offset by increases in accounts receivable, inventories and prepaid expenses and a decrease in accounts payable and accrued liabilities. The increase in accounts receivable was due to higher year-end net receivables in the specialty generics division, primarily due to the timing of wholesaler purchases in the fourth quarter. Inventories increased primarily in raw materials to support increased production of specialty generic products. The increase in prepaid expenses reflects user fees paid to the FDA and product liability insurance prepayments. The decrease in accounts payable and accrued liabilities was due to lower trade payables reflecting the timing of various material purchases.

         Long term liabilities decreased $10.8 million in fiscal 2001 primarily as a result of a $11 million payoff of borrowing incurred to finance the acquisition of the Micro-K(R)product line.

         Investing activities for fiscal 2001 were for capital expenditures of $8.1 million. Capital expenditures were primarily for machinery and equipment for the upgrade and expansion of the Company's pharmaceutical manufacturing and distribution facilities. Construction-in-progress at March 31, 2001 was estimated to cost $4.3 million to complete. The Company plans to continue to invest in capital improvements in fiscal 2002 to include further upgrades and expansion of its manufacturing, laboratory and distribution facilities and expansion of its administrative offices to support expected growth.

         The Company believes that existing cash, cash generated from operating activities and funds available under its credit facility will be adequate to fund operating activities in the short and long term for the presently foreseeable future, including near and long term debt obligations, capital improvements, product development activities and expansion of marketing capabilities for the branded pharmaceutical business. As of March 31, 2001, the Company has a loan agreement expiring October 2002 with LaSalle National Bank. The agreement provides for a revolving line of credit for borrowing up to $40 million. The Company had no cash borrowing and $2.7 million in open letters of credit issued under this facility.

         Ratios. The following table lists selected financial ratios for the fiscal years 2001, 2000 and 1999:



                                                     2001            2000            1999
                                               --------------- --------------- ---------------



         Working Capital Ratio                   4.0 to 1        2.6 to 1        2.6 to 1
          Debt to Equity                          .05 to 1        .19 to 1        .48 to 1
          Total Liabilities to Equity             .20 to 1        .44 to 1        .89 to 1




         The Company's working capital ratio improved in fiscal 2001 due to an increase in current assets and a decrease in current liabilities. The debt to equity and total liabilities to equity ratios improved due to the $11 million decrease in long term debt associated with the pay off of borrowings from the credit facility incurred to finance the Micro-K(R) acquisition.

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

         (e) New Accounting Standards

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

         In December 1999, the SEC released Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements," providing the staff's views in applying accounting principles generally accepted in the United States to certain revenue recognition issues. The Company adopted SAB No. 101, as amended, in fiscal 2001 and there was no material effect on the Company's consolidated financial position or results of operations.

Item 7a.      Quantitive and Qualitive Disclosures About Market Risk
              ------------------------------------------------------

              Not applicable.

Item 8.       Financial Statements and Supplementary Data.
              -------------------------------------------

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Shareholders and Board of Directors of K-V Pharmaceutical Company:


We have audited the consolidated balance sheets of KV Pharmaceutical
Company and Subsidiaries as of March 31, 2001 and 2000, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended March 31, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted the audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of K-V Pharmaceutical Company and Subsidiaries at March 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

BDO Seidman, LLP
St. Louis, Missouri

May 18, 2001

                   KV PHARMACEUTICAL COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             March 31, 2001 and 2000
                        (In thousands, except share data)


ASSETS                                                                             2001           2000
------                                                                          ---------      ----------
Current Assets:
Cash and cash equivalents                                                       $  4,128       $  3,443
Receivables, less allowance for doubtful accounts of
   $448 and $438 in 2001 and 2000, respectively                                   26,259         23,681
Inventories                                                                       32,211         30,114
Prepaid and other assets                                                           3,804            637
Deferred income tax                                                                1,644          3,138
                                                                                ----------      --------
  Total Current Assets                                                            68,046         61,013

Property and equipment, less accumulated depreciation                             36,847         32,173

Intangibles and other assets, net of amortization                                 46,524         47,132
Deferred income taxes                                                               -                67
                                                                                ---------      ---------
TOTAL ASSETS                                                                    $151,417       $140,385
                                                                                =========      =========

LIABILITIES
Current Liabilities:
Accounts payable                                                                $  6,349       $ 10,843
Accrued liabilities                                                               10,067         10,945
Current maturities of long-term debt                                                 712          1,659
                                                                                ---------      ---------
  Total Current Liabilities                                                       17,128         23,447

Long-term debt                                                                     5,080         16,779
Other long-term liabilities                                                        2,534          2,360
Deferred income taxes                                                                733           -
                                                                                ---------      ---------
TOTAL LIABILITIES                                                                 25,475         42,586
                                                                                ---------      ---------

SHAREHOLDERS' EQUITY
7% Cumulative Convertible Preferred Stock, $.01 par value; $25.00 stated and liquidation value; 840,000 shares authorized;
   issued and outstanding -240,000 and 240,000 shares in 2001 and 2000,
   respectively (convertible into Class A shares at a ratio of 5.625 to one)           2              2

Class A and Class B Common Stock, $.01 par value; 150,000,000 and 75,000,000 shares authorized, respectively;
   Class A-issued 18,896,945 and 18,392,999 in 2001 and 2000                         189            123
   Class B-issued 10,663,574 and 9,910,668 in 2001 and 2000 -                        107             66
   (convertible into Class A shares on a one-for-one basis)

Additional paid-in capital                                                        45,792         40,864
Retained earnings                                                                 79,907         56,799
Less:  Treasury Stock, 53,318 shares of Class A
  and 53,428 shares of Class B Common Stock in 2001 and
  53,428 shares each of Class A and Class B Common Stock in 2000, at cost            (55)           (55)
                                                                                ---------      ---------

TOTAL SHAREHOLDERS' EQUITY                                                       125,942         97,799
                                                                                ---------      ---------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                      $151,417       $ 140,385
                                                                                =========      =========


See Accompanying Notes to Consolidated Financial Statements.

                   KV PHARMACEUTICAL COMPANY AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME

                For the Years Ended March 31, 2001, 2000 and 1999
                      (In thousands, except per share data)


                                                           2001                  2000              1999
                                                -------------------   ------------------    --------------------



Net Revenues                                              $182,909              $145,970              $114,860
                                                 -------------------   ------------------    --------------------

Costs and Expenses:
     Manufacturing costs                                    70,663                63,446                61,415
     Research and development                                9,282                 8,043                 6,884
     Selling and administrative                             62,622                37,982                22,201
     Amortization of intangible assets                       2,370                 2,307                   244
                                                 -------------------   ------------------    --------------------
Total costs and expenses                                   144,937               111,778                90,744
                                                 -------------------   ------------------    --------------------

Operating income                                            37,972                34,192                24,116
                                                 -------------------   ------------------    --------------------

 Other income (expense):
     Arbitration award, net of expenses                          -                 6,059                12,723
     Interest and other income                                 164                   780                 1,291
     Interest expense                                       (1,072)               (1,932)                 (498)
                                                 -------------------   ------------------    --------------------
Total other income (expense), net                             (908)                4,907                13,516
                                                 -------------------   ------------------    --------------------

Income before income taxes                                  37,064                39,099                37,632
Provision for income taxes                                  13,439                14,791                14,292
                                                 -------------------   ------------------    --------------------

Net Income                                                $ 23,625              $ 24,308              $ 23,340
                                                 ===================   ==================    ====================

Net Income per Common Share-Basic                            $0.80                 $0.85                 $0.84
                                                 ===================   ==================    ====================

Net Income per Common Share-Diluted                          $0.74                 $0.80                 $0.78
                                                 ===================   ==================    ====================


See Accompanying Notes to Consolidated Financial Statements

                   KV PHARMACEUTICAL COMPANY AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                For the Years Ended March 31, 2001, 2000 and 1999
                        (In thousands, except share data)


                                                                  Class A       Class B       Additional
                                                    Preferred      Common        Common        Paid In         Treasury
                                                      Stock        Stock         Stock         Capital           Stock
                                                   --------------------------------------------------------------------------
Balance at March 31, 1998                                  $2           $118          $64          $34,042            $(55)
Comprehensive income
Net income                                                  -              -            -                -               -
Other comprehensive loss, net of tax:
   Net unrealized loss on available-for-sale                -              -            -                -               -
   securities
Total comprehensive income                                  -              -            -                -               -
Dividends paid on preferred stock                           -              -            -                -               -
Conversion of 123,000 shares of Class B shares to
   Class A shares                                           -              1           (1)               -               -
Stock Options exercised,
   46,478 shares of Class A less 88 shares                  -              -            -              261               -
      repurchased
   74,129 shares of Class B                                 -              -            1              229               -
Class A shares canceled - 6,146 shares                      -              -            -                -               -
Stock Split - payment of partial shares from 1998           -              -            -                -               -
                                                   --------------------------------------------------------------------------
Balance at March 31, 1999                                   2            119           64           34,532             (55)
Comprehensive income
Net income                                                  -              -            -                -               -
Other comprehensive income, net of tax:
Reclassification adjustment for gains on
   available-for-sale securities included in                -              -            -                -               -
   income
Total comprehensive income
Dividends paid on preferred stock                           -              -            -                -               -
Product acquisition                                         -              3            -            4,497               -

Conversion of 33,997 shares of Class B shares to
    Class A shares                                          -              -            -                -               -
Conversion of 1,000 shares of Preferred                     -              -            -                -               -
Stock Options exercised,
   42,422 shares of Class A less 599 shares                 -              1            -              232               -
     repurchased
   247,242 shares of Class B                                -              -            2            1,603               -
                                                   --------------------------------------------------------------------------
Balance at March 31, 2000                                   2            123           66           40,864             (55)
Net income                                                  -              -            -                -               -
Dividends paid on preferred stock                           -              -            -                -               -
Product development                                         -              -            -              200               -
Conversion of 422,088 shares of Class B shares to
    Class A shares                                          -              4           (4)               -               -
Stock Options exercised,
   46,004 shares of Class A                                 -              -            -              366               -
   994,081 shares of Class B                                -              -           10            4,362               -
   Three-for-two stock split                                -             62           35                -               -
                                                   --------------------------------------------------------------------------
Balance at March 31, 2001                                  $2           $189         $107          $45,792            $(55)
                                                   ==========================================================================



                                                                     Accumulated          Total
                                                     Retained       Comprehensive     Shareholders'
                                                     Earnings            Loss             Equity
                                                     -----------------------------------------------


Balance at March 31, 1998                             $ 9,993           $  -             $ 44,164
Comprehensive income
Net income                                             23,340              -              23,340
Other comprehensive loss, net of tax:
   Net unrealized loss on available-for-sale                -            (25)                (25)
   securities
Total comprehensive income                                  -            (25)             23,315
Dividends paid on preferred stock                        (422)             -                (422)
Conversion of 123,000 shares of Class B shares to
   Class A shares                                           -              -                   -
Stock Options exercised,
   46,478 shares of Class A less 88 shares                  -              -                 261
      repurchased
   74,129 shares of Class B                                 -              -                 230
Class A shares canceled - 6,146 shares                      -              -                   -
Stock Split - payment of partial shares from 1998           -              -                   -
                                                     ----------------------------------------------
Balance at March 31, 1999                              32,911            (25)             67,548
Comprehensive income
Net income                                             24,308              -              24,308
Other comprehensive income, net of tax:
Reclassification adjustment for gains on
   available-for-sale securities included in                -             25                  25
   income
                                                      ---------------------------------------------

Total comprehensive income                                                                24,333
Dividends paid on preferred stock                        (420)             -                (420)
Product acquisition                                         -              -               4,500
Conversion of 33,997 shares of Class B shares to
    Class A shares                                          -              -                   -
Conversion of 1,000 shares of Preferred                     -              -                   -
Stock Options exercised,
   42,422 shares of Class A less 599 shares                 -              -                 233
     repurchased
   247,242 shares of Class B                                -              -               1,605
                                                   ------------------------------------------------
Balance at March 31, 2000                              56,799              -              97,799
Net income                                             23,625              -              23,625
Dividends paid on preferred stock                        (420)             -                (420)
Product development                                                        -                 200
Conversion of 422,088 shares of Class B shares to
    Class A shares                                          -              -                   -
Stock Options exercised,
   46,004 shares of Class A                                 -              -                 366
   994,081 shares of Class B                                -              -               4,372
Stock split 3-for-2 from 2000                             (97)             -                   -
                                                   ------------------------------------------------
Balance at March 31, 2001                              $79,907          $  -            $125,942
                                                   ================================================

See Accompanying Notes to Consolidated Financial Statements

                   KV PHARMACEUTICAL COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                For the Years Ended March 31, 2001, 2000 and 1999
                                 (In thousands)



                                                                   2001             2000             1999
                                                                   ----             ----             ----

OPERATING ACTIVITIES
Net Income                                                        $23,625          $24,308          $23,340
Adjustments to reconcile net income
   To net cash provided by operating activities:
   Depreciation, amortization and other non-cash charges            5,953            4,480            1,875
   Change in deferred taxes                                         2,294             (205)            (586)
   Change in deferred compensation                                    174              257              501
Changes in operating assets and liabilities:
   Increase in receivables, net                                    (2,578)          (4,693)          (3,684)
   Decrease (increase) in receivable arbitration award               -              13,253          (13,253)
   Increase in inventories                                         (2,097)          (6,461)          (8,047)
   (Increase) decrease in prepaid and other assets                 (4,929)          (2,032)             193
   (Decrease) increase in accounts payable and
      accrued liabilities                                          (5,371)          (3,969)           9,160
                                                                  ---------       ----------        ---------
NET CASH PROVIDED BY OPERATING ACTIVITIES                          17,071           24,938            9,499
                                                                  ---------       ----------        ---------

INVESTING ACTIVITIES
   Purchase of property and equipment, net                         (8,058)         (15,380)          (5,846)
   Sale (purchase) of marketable securities                          -               7,548           (7,564)
   Product acquisition                                               -              (3,000)         (36,140)
                                                                  ---------       ----------        ---------
NET CASH USED IN INVESTING ACTIVITIES                              (8,058)         (10,832)         (49,550)
                                                                  ---------       ----------        ---------

FINANCING ACTIVITIES
   Principal payments on  long-term debt                          (17,646)         (16,698)            (558)
   Proceeds from credit facility                                    5,000            2,000           25,000
   Dividends paid on Preferred Stock                                 (420)            (420)            (422)
   Exercise of Common Stock options                                 4,738            1,838              490
                                                                  ---------       ----------        ---------
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES                (8,328)         (13,280)          24,510
                                                                  ---------       ----------        ---------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                      685              826          (15,541)
CASH AND CASH EQUIVALENTS AT:
BEGINNING OF YEAR                                                   3,443            2,617           18,158
                                                                  ---------       ----------        ---------
END OF YEAR                                                       $ 4,128          $ 3,443          $ 2,617
                                                                  =========       ==========        =========

Non-cash investing and financing activities:

        Portion of product acquisition financed through issuance of:

        Short-term debt                                                            $   933
        Common Stock                                                               $ 4,500

        Portion of building acquired through proceeds
        from a term loan                                                                            $  2,300



See Accompanying Notes to Consolidated Financial Statements

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (In thousands, except share and per share data)

1.       Summary of Significant Accounting Policies
         ------------------------------------------

         Principles of Consolidation

         The consolidated financial statements include the accounts of KV Pharmaceutical Company and its wholly-owned subsidiaries ("KV" or the "Company"). All material intercompany accounts and transactions have been eliminated in consolidation.

         Cash Equivalents

         Cash equivalents consist of highly liquid instruments that have an original maturity of three months or less. Cash equivalents consist primarily of government backed securities aggregating $3,682 at March 31, 2001 and $2,352 at March 31, 2000.

         Inventories

         Inventories are stated at the lower of cost or market, with the cost determined on the first-in, first-out (FIFO) basis.

         Property and Equipment

         Property and equipment are stated at cost. Depreciation is computed over the estimated useful life using the straight line method.

         Intangibles and Other Assets

         The excess of cost over the fair value of the net assets of the Company's Particle Dynamics, Inc. ("PDI") subsidiary, at the time of acquisition is being amortized on a straight line basis over 40 years. The Micro-K(R) and PreCare(R) product acquisitions are being amortized on a straight line basis over 20 years. All other intangible assets and deferred charges are being amortized over periods varying from 5 to 17 years on a straight line basis. The Company reviews intangible assets for possible impairment if there is a significant event that detrimentally affects operations. Impairment is assessed using estimates of the non-discounted future earnings potential of the entity or assets acquired. The Company has estimated that no impairment losses have occurred through March 31, 2001.

         Revenue Recognition

         The Company recognizes revenue from product sales upon shipment to its customers. Provisions for estimated sales allowances, returns and losses are accrued at the time revenues are recognized. The Company also enters into long-term agreements under which it assigns marketing rights for the products it has developed to pharmaceutical marketers. Royalties are earned based on the sale of products. Other non-refundable payments specified in the agreements, for which there are no future obligations, such as milestone payments and research and development reimbursements, are recognized as income when due.

         Shipping and Handling Costs

         The Company classifies shipping and handling costs in manufacturing costs. The Company does not derive revenue from shipping.

         Research and Development

         Research and development costs, including costs funded by third parties, are expensed in the period incurred. Payments received from third parties for research and development are offset against expenses when the parties are billed.

         Earnings Per Share

         Basic earnings per share is calculated by dividing net income available to Common Shareholders for the period by the weighted average number of shares of Common Stock outstanding during the period. The assumed exercise of stock options and the assumed conversion of Preferred Stock are included in the calculation of diluted earnings per share.

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

         Stock-Based Compensation

         The Company grants stock options for a fixed number of shares to employees with an exercise price greater than or equal to the fair value of the shares at the date of grant. The Company accounts for stock option grants to employees in accordance with Accounting Principles Board Opinion No. 25, ("APB Opinion No. 25") "Accounting for Stock Issued to Employees". That Opinion requires that compensation cost related to fixed stock option plans be recognized only to the extent that the fair value of the shares at the grant date exceeds the exercise price. Accordingly, the Company recognizes no compensation expense for stock option grants.

         In October 1995, the Financial Accounting Standards Board, ("FASB") issued SFAS No. 123, "Accounting for Stock-Based Compensation". SFAS No. 123 allows companies to continue to account for their employee stock option plans in accordance with APB Opinion No. 25, but encourages the adoption of a new accounting method based on the estimated fair value of employee stock options. Pro forma net income and income per share, determined as if the Company has applied the new method, are disclosed in Note 12.

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

         In December 1999, the SEC released Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements," providing the staff's views in applying accounting principles generally accepted in the United States to certain revenue recognition issues. The Company adopted SAB No. 101, as amended, in fiscal 2001 and there was no material effect on the Company's consolidated financial position or results of operations.


2.       Business Operations
         -------------------

         The Company and its subsidiaries develop, manufacture and market technologically distinguished pharmaceuticals and pharmaceutical compounds. Prescription pharmaceuticals are sold primarily to domestic wholesalers, drugstore chains, distributors and independent pharmacies nationwide. Contract manufactured products and pharmaceutical compounds are sold to major domestic drug, nutritional and food companies.

         For the year ended March 31, 2001, three companies accounted for 23%, 20% and 14%, respectively, of the Company's gross sales. For the years ended March 31, 2000 and 1999, two companies accounted for 18% and 12%, and 20% and 11%, respectively, of the Company's gross sales.

3.       Acquisition
         -----------

         (a) On August 2, 1999, the Company acquired the world-wide rights and trademark for the prescription prenatal product, PreCare(R) from UCB Pharma for $8.4 million. The purchase price was funded by a $3 million cash payment, a $0.9 million note and $4.5 million in Class A Common Stock. The intangible asset (product rights) related to the acquisition is being amortized on a straight-line basis over 20 years. The pro forma results related to the PreCare(R) product are not material to the financial statements for comparative purposes.

         (b) In the fourth quarter of fiscal 1999, the Company acquired the world-wide rights and trademark to Micro-K(R) Extencaps from Wyeth-Ayerst Laboratories, the pharmaceutical division of American Home Products Corporation for a cash payment of $36 million, consisting of an $11 million payment from available cash and $25 million drawn on its revolving line of credit. The intangible asset (product rights) related to the acquisition is being amortized on a straight-line basis over 20 years.


4.       Inventories
         -----------

         Inventories as of March 31, consist of:


                                         2001        2000
                                         ----        ----


     Finished goods                    $15,119      $15,990
     Work-in-process                     3,604        2,544
     Raw materials                      14,076       12,642
                                       --------     --------
                                        32,799       31,176
                                       ========     ========

     Reserves for obsolescence            (588)      (1,062)
                                       --------     --------
                                       $32,211      $30,114
                                       =======      =======



5.       Property and Equipment
         ----------------------

         Property and equipment as of March 31, consist of:

                                                                        2001          2000
                                                                        ----          ----

         Land and improvements                                         $ 2,083      $ 2,083
         Building and building improvements                             16,009       10,504
         Machinery and equipment                                        26,768       18,320
         Office furniture and equipment                                  7,766        4,450
         Leasehold improvements                                          3,189        3,145
         Construction-in-progress (estimated costs to complete
         at March 31, 2001 was $4,328)                                   3,264       13,093
                                                                       -------       ------
                                                                        59,079       51,595
         Less accumulated depreciation and amortization                (22,232)     (19,422)
                                                                      --------      -------
         Net property and equipment                                    $36,847      $32,173
                                                                       =======      =======



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


         Purchases of property and equipment were $8,058 and $15,380 for fiscal years 2001 and 2000, respectively. Depreciation and amortization of property and equipment was $3,383, $2,173 and $1,616 for 2001, 2000 and 1999, respectively.

6.       Comprehensive Income
         --------------------

         Effective April 1, 1998 the Company adopted SFAS No. 130, "Reporting Comprehensive Income". This Statement establishes standards for the reporting of all changes in equity from non-shareholder sources. There was no effect on prior year financial statements.

         There was no comprehensive income recorded for the year ended March 31, 2001.

         Changes in accumulated comprehensive income, net for the year ended March 31, 2000 are as follows:


                                                                         Tax
                                                       Before-Tax      Benefit       Net-of-Tax
                                                         Amount       (Expense)        Amount
                                                       ----------     ---------      ----------
          Unrealized losses on securities:

          Unrealized losses arising during period        $(61)           $23            $(38)
          Less: reclassification adjustments for
            losses realized and net income                102            (39)             63
                                                     ----------     ---------      ----------
          Net unrealized gains                           $ 41           ($16)           $ 25
                                                     ==========     =========      ==========



         Changes in accumulated comprehensive loss, net for the year ended March 31, 1999 are as follows:


                                                                         Tax
                                                       Before-Tax      Benefit       Net-of-Tax
                                                         Amount       (Expense)        Amount
                                                       ----------     ---------      ----------

          Unrealized losses on securities
          arising during period                          $(41)           $16            $(25)
            Less: reclassification adjustments for
            losses on the sale of securities
            included in net income                          -              -               -
                                                       ----------     ---------      ----------
          Net unrealized gains                           $(41)           $16            $(25)
                                                       ==========     =========      ==========


7.       Intangibles and Other Assets
         ----------------------------

         Intangibles and other assets as of March 31, consist of:


                                                          2001             2000
                                                          ----             ----
          Product rights                                  $44,573         $44,573
          Trademarks and patents                            2,223           1,721
          Goodwill                                          2,139           2,139
          Cash surrender value of life insurance
          and split-dollar life insurance                   2,138           1,592
          Deposits                                          1,248             534
          Other                                               291             291
          Financing charges                                    63             369
                                                          --------        --------
                                                           52,675          51,219
          Less accumulated amortization                    (6,151)         (4,087)
                                                          --------        --------
            Net intangibles and other assets              $46,524         $47,132
                                                          ========        ========



         Amortization of goodwill is being charged to operations at $55 per year. Amortization of product rights and all other deferred charges was $2,315, $2,252 and $188 for 2001, 2000 and 1999, respectively.

8.       Accrued Liabilities
         -------------------

         Accrued liabilities as of March 31, consist of:

                                                        2001            2000
                                                        ----            ----
          Salaires, wages, incentives
            and benefits                             $ 4,581         $ 4,451
          Income Taxes                                 2,240           3,045
          Promotions                                   1,110           1,486
          Professional fees                              973             416
          Revenue sharing                                754           1,142
          Other                                          369             318
          Interest                                        40              87
                                                     --------        --------
                                                     $10,067         $10,945
                                                     ========        ========


9.        Long Term Debt
         ---------------

          Long-term debt as of March 31, consists of:

                                                     2001            2000
                                                     ----            ----

          Revolving credit line                     $     -         $11,000
          Industrial revenue bonds                    1,180           1,505
          Building mortgages                          4,612           4,985
          PreCare-UCB                                     -             948
                                                    --------        -------
                                                      5,792          18,438
          Less current portion                         (712)         (1,659)
                                                    --------        --------
          Long-term debt                            $ 5,080         $16,779
                                                    ========        =======


         As of March 31, 2001, the Company has a loan agreement expiring October 15, 2002 with LaSalle National Bank. The agreement provides for a revolving line of credit for borrowing up to $40,000. The credit facility is unsecured and interest is currently charged at the LIBOR rate of 5.08% plus 200 basis points or 7.08% at March 31, 2001. At March 31, 2001, the Company had $2,705 in open letters of credit issued under this facility. The agreement includes covenants that impose minimum levels of earnings before interest, taxes, depreciation and amortization, a maximum funded debt ratio, and limit capital expenditures and dividend payments. As of March 31, 2001, the Company was in compliance with all of its covenants.

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

         The aggregate maturities of long-term debt as of March 31, 2001 are as follows:

                     2002                $  712
                     2003                 2,851
                     2004                 2,024
                     2005                   205
                     2006                     -
                     Later Years              -

         The Company paid interest of $1,329, $1,954, and $446 during the years ended March 31, 2001, 2000 and 1999, respectively.

10.      Commitments and Contingencies
         -----------------------------

         Leases

         The Company leases manufacturing, office and warehouse facilities, equipment and automobiles under operating leases expiring through 2012. Total rent expense for the years ended March 31, 2001, 2000 and 1999 was $4,433, $2,185 and $1,457, respectively.

Future minimum lease commitments under non-cancelable operating leases are as follows:

                     2002              $ 2,373
                     2003                2,127
                     2004                2,355
                     2005                2,254
                     2006                1,926
                     Later Years        11,648


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

         Employment Agreements

         The Company has employment agreements with certain officers and key employees which extend for one to five years. These agreements provide for base levels of compensation and, in certain instances, also provide for incentive bonuses and separation benefits. Also, the agreement with one officer contains provisions for partial salary continuation under certain conditions, contingent upon noncompete restrictions and providing consulting services to the Company as specified in the agreement. The Company expensed $174, $257 and $501 under this agreement in 2001, 2000 and 1999, respectively.

11.      Income Taxes
         ------------

         The fiscal 2001, 2000, and 1999 provisions were based on the estimated Federal and State taxable income using the statutory rates. The current and deferred Federal and State income tax provisions for fiscal years 2001, 2000 and 1999 are as follows:


                                                Years Ended March 31,
                                                ---------------------
                                     2001                2000                1999
                                     ----                ----                ----


         Provision
            Current
              Federal               $10,072             $13,471             $13,372
              State                   1,073               1,525               1,506
                                    -------             -------             -------
                                     11,145              14,996              14,878
                                    -------             -------             -------

            Deferred
              Federal                 2,061                (184)               (528)
              State                     233                 (21)                (58)
                                    -------             -------             -------
                                      2,294                (205)               (586)
                                    -------             -------             -------
                                    $13,439             $14,791             $14,292
                                    =======             =======             =======



         The reasons for the differences between the provision for income taxes and the expected Federal income taxes at the statutory rate are as follows:



                                                       2001             2000                1999
                                                       ----             ----                ----


         Computed income tax expense
            at statutory rate                        $12,972          $13,684            $13,170
         State income taxes, less
            Federal income tax benefit                   849            1,090              1,070
         Business credits                               (142)               -                  -
         Other                                          (240)              17                 52
                                                     -------          -------            -------
         Provision for income taxes                  $13,439          $14,791            $14,292
                                                     =======          =======            =======


         As of March 31, 2001, and 2000, the tax effect of temporary differences between the tax basis of assets and liabilities and their financial reporting amount are as follows:







                                                        2001                                     2000

                                            Current            Non-Current              Current          Non-Current
                                          --------------------------------          --------------------------------


Fixed asset basis differences             $         -              $(1,131)           $       -               $(818)
Reserve for inventory and receivables           1,175                    -                1,970                   -
Vacation pay reserve                              338                    -                  383                   -
Deferred compensation                               -                  949                    -                 885
Amortization                                        -                 (551)                   -                   -
Other                                             131                    -                  785                   -
                                            ---------          -----------             --------            --------
Net deferred tax asset (liability)             $1,644             $   (733)              $3,138              $   67
                                               ======             ========               ======              ======



         The Company paid income taxes of $11,971, $19,754 and $9,213 during the years ended March 31, 2001, 2000 and 1999, respectively.


12.      Employee Benefits
         -----------------

         Stock Option Plan and Agreements

         Under the Company's stock option plan, options to acquire shares of Common Stock have been made available for grant to certain employees. Each option granted has an exercise price of not less than 100% of the market value of the Common Stock on the date of grant. The contractual life of each option is generally ten years. The exerciseability of the grants varies according to the individual options granted. In addition to the Stock Option Plan, the Company issues stock options periodically related to employment agreements with its executives and non-employee directors.

         The following summary shows the transactions for the fiscal years 2001, 2000 and 1999 under option arrangements:


                                                  Options Outstanding                Options Exercisable
                                              ------------------------------     -----------------------------
                                                                    Average                           Average
                                               No. of              Price Per      No. of             Price Per
                                               Shares                Share        Shares              Share
                                               ------              ---------      ------             ---------


Balance, March 31, 1998                       2,483,361           $  5.26       1,390,239              $5.43
Options granted                                 635,097             10.51               -                  -
Options becoming exercisable                          -                 -         351,204               5.74
Options exercised                              (180,910)             3.48        (180,910)              3.48
Options canceled                               (154,785)             7.54         (29,919)              6.38
                                             ----------            ------      ----------              -----
Balance, March 31, 1999                       2,782,763              6.45       1,530,614               5.72
Options granted                                 869,587             11.11               -                  -
Options becoming exercisable                          -              -            706,159               8.37
Options exercised                              (433,597)             4.25        (433,597)              8.37
Options canceled                               (131,108)             9.74         (23,912)              9.50
                                             ----------            ------      ----------              -----
Balance, March 31, 2000                       3,087,645              7.90       1,779,264               7.10
Options granted                                 592,125             15.62               -                  -
Options becoming exercisable                          -              -            433,351              11.13
Options exercised                            (1,344,348)             7.15      (1,344,348)              7.15
Options canceled                               (182,223)            10.47         (54,643)              9.01
                                             ----------            ------      ----------              -----
Balance, March 31, 2001                       2,153,199            $10.27         813,623              $9.04
                                             ==========            ======      ==========              =====


         As discussed in the Summary of Accounting Policies, the Company applies APB Opinion No. 25 and related interpretations in accounting for this plan. Accordingly, no compensation cost has been recognized for its incentive stock option plan.

     The weighted-average fair value of options granted at market price was $1,850 in 2001, $1,890 in 2000 and $1,525 in 1999. The weighted-average fair value of options granted with an exercise price exceeding market price on the date of grant was $274 in 2001, $193 in 2000 and $216 in 1999.

         The following table summarizes information about stock options outstanding at March 31, 2001:





                                        Options Outstanding                         Options Exercisable
                        --------------------------------------------------        --------------------------
        Range of          Number        Weighted Average      Weighted           Number          Weighted
        Exercise        Outstanding           Life             Average         Exercisable        Average
         Prices         At 3/31/01         Remaining       Exercise Price       at 3/31/01    Exercise Price
         ------         ----------         ---------       --------------      -----------    --------------


$ 1.23  -  $ 4.50         252,494           4 Years            $ 3.18            148,802          $ 3.12
$ 4.51  -  $ 7.50         355,296           5 Years            $ 5.40            180,131          $ 5.44
$ 7.51  -  $11.00         742,539           7 Years            $10.02            247,787          $10.17
$11.01  - $ 17.00         575,685           8 Years            $13.35            213,546          $13.83
$17.01  - $ 27.50         227,185           9 Years            $18.81             23,357          $18.78


         At March 31, 2001, 4,500,000 shares have been reserved for issuance under the plan, of which 1,583,106 shares were available for future option grants. At March 31, 2001, options to purchase 233,350 shares of stock were outstanding pursuant to employment agreements and grants to non-employee directors.

         The pro-forma effect on earnings for the year ended March 31, 2001, 2000 and 1999 of the method consistent with SFAS No. 123 would be to reduce reported net income by approximately $0.9 million, $0.7 million and $0.4 million, respectively, to approximately $22.7 million, $23.6 million and $22.9 million.

         The pro-forma effect on basic earnings per share for the years ended March 31, 2001, 2000 and 1999 of this method would be to reduce net income per share by $.03 per share, $.02 per share and $.03 per share, respectively, to $.77 per share, $.82 per share and $.82 per share.

         The pro-forma effect on diluted earnings per share for the years ended March 31, 2001, 2000 and 1999 of this method would be to reduce net income per share by $.03 per share, $.02 per share and $.01 per share, respectively, to $.71 per share, $.78 per share and $.77 per share.

         Profit Sharing Plan

         The Company has a qualified trustee profit sharing plan (the "Plan") covering substantially all non-union employees. The Company's annual contribution to the Plan, as determined by the Board of Directors, is discretionary and was $300 for fiscal 2001 and $175 for fiscal 2000 and 1999. The Plan includes features as described under Section 401(k) of the Internal Revenue Code.

         The Company's contributions to the 401(k) investment funds are fifty percent (50%) of the first 7% of the salary contributed by each participant. Contributions to the 401(k) investment funds of approximately $907, $586 and $421 were made in fiscal 2001, 2000 and 1999, respectively.

         Contributions are also made to multi-employer defined benefit plans administered by labor unions for certain union employees. Amounts charged to pension expense and contributed to these plans were $161, $119 and $86 in fiscal 2001, 2000 and 1999, respectively.

         Health and Medical Insurance Plan

         The Company contributes to health and medical insurance programs for its non-union and union employees. For non-union employees, the Company self insures the first fifty thousand dollars of each employee's covered medical claims. The Company has recorded $300 and $225 of accrued health insurance expense reserves as of March 31, 2001 and 2000, respectively for claims incurred but not reported. For union employees, the Company participates in a fully funded insurance plan sponsored by the union. Expenses related to both plans charged to operations were approximately $4,084, $2,647 and $1,390 in fiscal 2001, 2000 and 1999, respectively.

13.      Related Party Transactions
         --------------------------

         The Company currently leases certain real property from an affiliated partnership of an officer and director of the Company. Lease payments made for this property during the years ended March 31, 2001, 2000 and 1999 totaled $246, $246 and $241, respectively.

14.      Equity Transactions
         -------------------

         As of March 31, 2001, the Company had 240,000 shares of 7% Cumulative Convertible Preferred Stock (par value $.01 per share) outstanding at a stated value of $25 per share. The Preferred Stock is non-voting with dividends payable quarterly. The Preferred Stock is redeemable at its stated value. Each share of Preferred Stock is convertible into Class A Common Stock at a conversion price of $4.45 per share. The Preferred Stock has a liquidation preference of $25 per share plus all accrued but unpaid dividends prior to any liquidation distributions to holders of Class A or Class B Common Stock. No dividends may be paid on Class A or Class B Common Stock unless all dividends on the Cumulative Convertible Preferred Stock have been declared and paid. Undeclared and unaccrued cumulative preferred dividends at both March 31, 2001 and 2000 were $2,194 or $9.14 per share. Also, under the terms of its credit agreement, the Company may not pay cash dividends in excess of 25% of the prior fiscal year's consolidated net income.

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

         On August 18, 2000, the Company's Board of Directors declared a three-for-two stock split in the form of a 50% stock dividend of its Common Stock to shareholders of record on August 28, 2000, payable on September 7, 2000. Common Stock was credited and retained earnings was charged for the aggregate par value of the shares issued. The stated par value of each share was not changed from $.01.

         All per share data in this report has been restated to reflect the aforementioned three-for-two stock split in the form of a 50% stock dividend.

15.      Earnings Per Share
         ------------------

         The computation of basic and diluted earnings per share is as follows:


                                            2001              2000              1999
                                            ----              ----              ----


Numerator:

Net income                                 $23,625           $24,308           $23,340

Preferred Stock dividends                     (420)             (420)             (422)
                                           --------          --------          --------

Numerator for basic earnings per
   share-income available to common
   shareholders                             23,205            23,888            22,918

Effect of dilutive securities:
   Preferred Stock dividends                   420               420               422
                                           --------          --------          --------

Numerator for diluted earnings per
   share-income available to common
   shareholders after assumed
   conversions                             $23,625           $24,308           $23,340
                                           ========          ========          ========
Denominator:

Denominator for basic earnings per
   share-weighted-average shares            28,981           27,975             27,302
                                           --------          --------          --------

Effect of dilutive securities:
   Employee stock options                    1,662            1,203              1,299
   Convertible Preferred Stock               1,350            1,350              1,356
                                           --------          --------          --------

Dilutive potential Common Shares             3,012            2,553              2,655
                                           --------          --------          --------

Denominator for diluted earnings
      per share-adjusted weighted-
      average
      shares and assumed conversions        31,993           30,528             29,957
                                           ========          ========          ========

Basic Earnings per Share (1):              $  0.80       $     0.85         $     0.84
                                           ========          ========          ========
Diluted Earnings per Share (1,2):          $  0.74       $     0.80         $     0.78
                                           ========          ========          ========


(1) The two-class method for Class A and Class B Common Stock is not presented because the earnings per share are equivalent to the if converted method since dividends were not declared or paid and each class of common stock has equal ownership of the Company.

(2) Employee stock options to purchase 5,750 and 107,250 shares of Class A Common Stock at March 31, 2001 and 2000, respectively, are not presented because these options are anti-dilutive. The exercise prices of these options exceeded the average market prices of the shares under option in each respective period. There were no anti-dilutive employee stock options as of March 31, 1999.

     An option to purchase 500,000 shares of Class A Common Stock in the year ended March 31, 1999, sold in connection with an agreement entered into in January 1996, is not presented because the minimum exercise price of the option exceeded the average market price of the shares under option during the period. As of March 31, 1999, all options sold under this agreement had expired.


16.      Agreements
         ----------

         In January 1997, the Company concluded an agreement with Roche Holdings, Ltd. of Basel, Switzerland ("Roche"), which gave KV the right to market a one dose vaginal anti-fungal product in North America and the exclusive right to market or license the product in the rest of the world.

         The agreement included a cash payment of $3,000 to be made in January 1999. This non-refundable payment was received and recorded as licensing revenue in the fourth quarter of the fiscal year ended March 31, 1999.

17.      Nonrecurring Gain
         -----------------

         Under a contract that the Company has with a supplier, issues arose with respect to the timing of supply of a product and the supplier's failure to pursue another product. The terms of the contract provided for binding private arbitration between the parties which resulted in the Company receiving notice of an award in December, 1998 of $13,253. The Arbitration Panel subsequently directed the parties to have further discussions including possible replacement products. Payment of the award was deferred pending the outcome of these discussions. Subsequent attempts to obtain replacement products were unsuccessful and the Company was paid the arbitration in June 1999. In January 2000, the Company received an additional award of $6,973 covering all open monetary issues related to the contract. The awards, net of applicable income taxes and expenses, represent $.13 and $.27 per common share on a diluted basis for the years ended March 31, 2000 and 1999, respectively, and are reflected in Other Income.

18.      Quarterly Financial Results (Unaudited)
         ---------------------------------------


                                   1st Quarter      2nd Quarter       3rd Quarter      4th Quarter         Year
FISCAL  2001

Net Sales                            $ 38,810         $ 45,300          $ 43,777         $ 55,022         $ 182,909

Gross Profit                           22,615           27,398            26,762           35,471           112,246

Pretax Income                           6,964            8,473             8,379           13,248            37,064

Net Income                              4,352            5,423             5,371            8,479            23,625

Earnings Per Share-Basic (b)             0.15             0.18              0.18             0.29              0.80

Earnings Per Share-Diluted (b)           0.14             0.17              0.17             0.26              0.74


FISCAL 2000

Net Sales                            $ 32,794         $ 36,011          $ 38,792         $ 38,373         $ 145,970

Gross Profit                           16,262           20,318            22,558           23,386            82,524

Pretax Income (a)                       5,452            6,848             9,212           17,587            39,099

Net Income (a)                          3,379            4,247             5,714           10,968            24,308

Earnings Per Share-Basic (b)             0.12             0.15              0.20             0.38              0.85

Earnings Per Share-Diluted (b)           0.11             0.14              0.19             0.36              0.80


Note:


(a) The fourth quarter of fiscal 2000 includes a non-recurring gain associated with a $3.9 million arbitration award net of expenses and taxes (see Note 17).


(b) All earnings per share amounts have been restated to reflect a three-for-two stock split in the form of a 50% stock dividend, declared by the Board of Directors on August 18, 2000 and distributed September 7, 2000 to shareholders of record as of August 28, 2000.


19.      Segment Reporting
         -----------------

         In fiscal 1999, the Company adopted SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information", which revises reporting and disclosure requirements for operating segments. The following information is provided in accordance with the requirements of this statement.

         The reportable segments of the Company as of March 31, 2001, are branded products, specialty generics, specialty materials and contract services. Segment profits are measured based on income before taxes and are determined based on each segment's direct revenues and expenses. The majority of research and development, corporate general and administrative expenses, amortization and interest expense, as well as interest and other income, are not allocated to segments.

         Revenues and profits for these segments are as follows:


                           Fiscal Year
                              Ended      Branded   Specialty   Specialty   Contract    All
                             March 31    Products  Generics    Materials   Services    Other   Eliminations   Consolidated


(Thousands of Dollars)
Total Revenues               2001        $25,206   $137,296     $17,088     $ 3,018   $   301    $      -        $182,909
                             2000         23,469    101,342      17,182       3,720       257           -         145,970
                             1999          1,795     91,833      13,405       4,382     3,445           -         114,860

--------------------------------------------------------------------------------------------------------------------------

Income before taxes          2001       $ (6,490)  $ 71,779     $ 4,333     $ 1,131   $(33,689)  $      -        $ 37,064
                             2000          5,307     48,862       3,823         917    (19,810)         -          39,099
                             1999            (58)    36,351       2,149       1,390     (2,200)         -          37,632
--------------------------------------------------------------------------------------------------------------------------

Identifiable Assets          2001       $  9,497   $ 31,241    $ 8,278      $39,200   $ 64,359   $  (1,158)      $151,417
                             2000          9,237     27,927      6,939       32,605     64,835      (1,158)       140,385
                             1999          3,933     23,314      7,403       25,713     68,785      (1,158)       127,990
--------------------------------------------------------------------------------------------------------------------------

Property and
equipment additions          2001       $    226   $    805    $    91     $  6,676   $    260   $       -       $  8,058
                             2000            119        338        208       13,172      1,542           -         15,379
                             1999          1,561      1,654        498        1,355      3,078           -          8,146
--------------------------------------------------------------------------------------------------------------------------

Depreciation and
Amortization                 2001      $      82 $      180    $   152    $   2,816   $  2,523   $       -       $  5,753
                             2000             50        148        140        1,683      2,459           -          4,480
                             1999              -         74         86        1,457        243           -          1,860



        Consolidated revenues are principally derived from customers in North America.

        Property and equipment is all located in St. Louis, Missouri.


Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure
          ---------------------------------------------------------------


          Not Applicable.


                                    PART III

Item 10.  Directors and Executive Officers of the Registrant
          --------------------------------------------------

          The information contained under the caption "INFORMATION CONCERNING NOMINEES AND DIRECTORS CONTINUING IN OFFICE" in the Company's definitive proxy statement to be filed pursuant to Regulation 14(a) for its 2001 Annual Meeting of Shareholders, which involves the election of directors, is incorporated herein by this reference. Also see Item 4(a) of Part I hereof.

Item 11.  Executive Compensation
          -----------------------

          The information contained under the captions "EXECUTIVE COMPENSATION" and "INFORMATION AS TO STOCK OPTIONS" in the Company's definitive proxy statement to be filed pursuant to Regulation 14(a) for its 2001 Annual Meeting of Shareholders is incorporated herein by this reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management
          --------------------------------------------------------------

          The information contained under the caption "SECURITY OWNERSHIP OF PRINCIPAL HOLDERS AND MANAGEMENT" in the Company's definitive proxy statement to be filed pursuant to Regulation 14(a) for its 2001 Annual Meeting of Shareholders is incorporated herein by this reference.

Item 13.  Certain Relationships and Related Transactions
          ----------------------------------------------

          The information contained under the caption "TRANSACTIONS WITH ISSUER" in its definitive proxy statement to be filed pursuant to Regulation 14(a) for its 2001 Annual Meeting of Shareholders is incorporated herein by this reference.

                                    PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K
          ---------------------------------------------------------------






  (a)  1.   Financial Statements:                                       Page
            --------------------                                        ----

            The following consolidated financial
            statements of the Company are included
            in Part II, Item 8:

            Report of Independent Certified Public Accountants           21

            Consolidated Balance Sheets as of
            March 31, 2001 and 2000                                      22

            Consolidated Statements of Income
            for the Years Ended March 31, 2001, 2000 and 1999            23

            Consolidated Statements of Shareholders'
            Equity for the Years Ended March 31, 2001,
            2000 and 1999                                                24

            Consolidated Statements of Cash Flows
            for the Years Ended March 31, 2001, 2000 and 1999            25

            Notes to Financial Statements                             26-41


       2.   Financial Statement Schedule:
            ----------------------------

            Report of Independent Certified Public Accountants regarding Financial Statement Schedule

            Schedule II - Valuation of Qualifying Accounts



  (b) No reports on Form 8-K were filed by the Company in the 4th quarter of Fiscal 2001.

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


To the Shareholders and Board of Directors of K-V Pharmaceutical Company:


The audits referred to in our report dated May 18, 2001 relating to the consolidated financial statements of K-V Pharmaceutical Company which is contained in Item 8 of this Form 10-K included the audit of the financial statement schedule listed in the accompanying index. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based upon our audits.

In our opinion such financial statement schedule presents fairly, in all material respects, the information set forth therein.

BDO SEIDMAN, LLP

St. Louis, Missouri
May 18, 2001


2.   Financial Statement Schedules:
     -----------------------------

                                                    Schedule II

                                          Valuation of Qualifying Accounts

                                                        Additions
                                       Balance at        charged          Amounts          Balance
                                       beginning        to costs          charged          at end
                                        of year        and expenses      to reserves       of year
                                       ---------       ------------     ------------       -------

Year Ended March 31, 1999:
Allowance for doubtful accounts          $179,935      $   103,239        $  90,771     $   192,403
Inventory obsolescence                    361,751          686,373          499,836         548,288
                                        ---------      -----------       ----------    ------------
                                         $541,686       $  789,612        $ 590,607      $  740,691
                                         ========       ==========        =========      ==========

Year Ended March 31, 2000:
Allowance for doubtful accounts          $192,403      $   241,772        $  (3,759)    $   437,934
Inventory obsolescence                    548,288        1,502,323          988,538       1,062,073
                                        ---------      -----------        ---------     -----------
                                         $740,691       $1,744,095         $984,779      $1,500,007
                                         ========       ==========         ========      ==========

Year Ended March 31, 2001:
Allowance for doubtful accounts       $   437,934        $  12,652       $    2,627     $   447,959
Inventory obsolescence                  1,062,073          418,284          892,760         587,597
                                      -----------        ---------        ---------    ------------
                                       $1,500,007         $430,936         $895,387      $1,035,556
                                       ==========         ========         ========      ==========


Financial Statements of KV Pharmaceutical Company (separately) are omitted because KV is primarily an operating company and its subsidiaries included in the Financial Statements are wholly-owned and are not materially indebted to any person other than through the ordinary course of business.


3. Exhibits:
   --------

     See Exhibit Index on pages 45 through 51 of this Report. Management contracts and compensatory plans are designated on the Exhibit Index.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 KV PHARMACEUTICAL COMPANY


Date:    June 28, 2001           By       /s/  Marc S. Hermelin
                                          --------------------------------------
                                          Vice Chairman of the Board
                                          (Principal Executive Officer)


Date:    June 28, 2001            By       /s/  Gerald R. Mitchell
                                          --------------------------------------
                                          Vice President, Treasurer and
                                          Chief Financial Officer
                                          (Principal Financial and
                                          Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on the dates indicated by the following persons on behalf of the Company and in their capacities as members of the Board of Directors of the Company:


Date:    June 28, 2001            By    /s/  Marc S. Hermelin
                                       -----------------------------------------
                                        Marc S. Hermelin



Date:    June 28, 2001            By    /s/  Victor M. Hermelin
                                       -----------------------------------------
                                        Victor M. Hermelin



Date:    June 28, 2001            By    /s/ Garnet E. Peck
                                       -----------------------------------------
                                        Garnet E. Peck, Ph.D.



Date:    June 28, 2001            By    /s/  Norman D. Schellenger
                                       -----------------------------------------
                                        Norman D. Schellenger



Date:    June 28, 2001            By    /s/  Alan G. Johnson
                                       -----------------------------------------
                                        Alan G. Johnson



Date:   June 28, 2001             By    /s/  Kevin S. Carlie
                                       -----------------------------------------
                                        Kevin S. Carlie

                                  EXHIBIT INDEX


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

      4(j) Third Amendment, dated June 22, 1999, to Loan Agreement between the Company and its subsidiaries and LaSalle, which was filed as Exhibit 4(j) to the Company's Annual Report on Form 10-K for the year ended March 31, 2000, is incorporated by this reference.

      4(k) Fourth Amendment, dated December 17, 1999, to Loan Agreement between the Company and its subsidiaries and LaSalle, which was filed as Exhibit 4(k) to the Company's Annual Report on Form 10-K for the year ended March 31, 2000, is incorporated by this reference.

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

     10(g)*        Employment Agreement between the Company and Raymond F.
                   Chiostri, Corporate Vice-President and President-Pharmaceutical Division, which was filed as Exhibit10(l) to the Company's Annual Report on Form 10-K for the year ended March 31, 1992, is incorporated herein by this reference.

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

     10(m)*        Employment Agreement between the Company and Marc S.
                   Hermelin, Vice-Chairman, dated November 15, 1993, which was filed as Exhibit 10(u) to the Company's Annual Report on Form 10-K for the year ended March 31, 1994, is incorporated herein by this reference.

     10(n)* Stock Option Agreement dated June 1, 1995, granting stock option to Marc S. Hermelin, which was filed as Exhibit 10(w) to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996, is incorporated herein by this reference.

     10(o)* Second Amendment dated as of June 1, 1995, to Employment Agreement between the Company and Marc S. Hermelin, which was filed as Exhibit 10(x) to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996, is incorporated herein by this reference.

     10(p)* Stock Option Agreement dated as of January 22, 1996, granting stock options to MAC & Co., which was filed as Exhibit 10(z) to the Company's Annual Report on Form 10-K for the year ended March 31, 1996, is incorporated herein by this reference.

     10(q)* Third Amendment dated as of November 22, 1995, to Employment Agreement between the Company and Marc S. Hermelin, which was filed as Exhibit 10(aa) to the Company's Annual Report on Form 10-K for the year ended March 31, 1996, is incorporated herein by this reference.

     10(r)* Stock Option Agreement dated as of November 22, 1995, granting a stock option to Victor M. Hermelin, which was filed as Exhibit 10(bb) to the Company's Annual Report on Form 10-K for the year ended March 31, 1996, is incorporated herein by this reference.

     10(s)* Fourth Amendment to and Restatement, dated as of January 2, 1997, of the KV Pharmaceutical Company 1991 Incentive Stock Option Plan, which was filed as Exhibit 10(y) to the Company's Annual Report on Form 10-K for the year ended March 31, 1997, is incorporated herein by this reference.

     10(t)* Agreement between the Company and Marc S. Hermelin, Vice Chairman, dated December 16, 1996, with supplemental letter attached, which was filed as Exhibit 10(z) to the Company's Annual Report on Form 10-K for the year ended March 31, 1997, is incorporated herein by this reference.

     10(u) Amendment to Lease dated February 17, 1997, for the facility located at 2503 South Hanley Road, St. Louis, Missouri, between the Company as Lessee and Marc S. Hermelin as Lessor, which was filed as Exhibit 10(aa) to the Company's Annual Report on Form 10-K for the year ended March 31, 1997, is incorporated herein by this reference.

     10(v)* Stock Option Agreement dated as of January 3, 1997, granting a stock option to Marc S. Hermelin, which was filed as
                   Exhibit 10(bb) to the Company's Annual Report on Form 10-K for the year ended March 31, 1999, is incorporated herein by this reference.

     10(w)* Stock Option Agreement dated as of May 15, 1997, granting a stock option to Marc S. Hermelin, which was filed as Exhibit 10(cc) to the Company's Annual Report on Form 10-K for the year ended March 31, 1999, is incorporated herein by this reference.

     10(x) Asset Purchase Agreement by and between K-V Pharmaceutical Company and American Home Products Corporation, acting through its Wyeth-Ayerst Laboratories division, dated as of February 11, 1999, which was filed as Exhibit 2.1 to the Company's Report on Form 8-K filed April 5, 1999, is incorporated herein by this reference.

     10(y)* Amendment, dated as of October 30, 1998, to Employment Agreement between the Company and Marc S. Hermelin, which was filed as Exhibit 10(ee) to the Company's Annual Report on Form 10-K for the year ended March 31, 1999, is incorporated herein by this reference.

     10(z) Exclusive License Agreement, dated as of April 1, 1999 between Victor M. Hermelin as licenser and the Company as licensee, which was filed as Exhibit 10(ff) to the Company's Annual Report on Form 10-K for the year ended March 31, 1999 is incorporated herein by this reference.

     10(aa)* Stock Option Agreement dated as of March 31, 1999, granting a stock option to Victor M. Hermelin, filed herewith.

     10(bb)* Stock Option Agreement dated as of April 1, 1999, granting a stock option to Marc S. Hermelin, which was filed as Exhibit 10(gg) to the Company's Annual Report on Form 10-K for the year ended March 31, 2000, is incorporated by this reference.

     10(cc)* Stock Option Agreement dated as of August 16, 1999, granting a stock option to Marc S. Hermelin, which was filed as
                   Exhibit 10 (hh) to the Company's Annual Report on Form 10-K for the year ended March 31, 2000, is incorporated by this reference.

     10(dd)* Amendment, dated December 2, 1999, to Employment Agreement between the Company and Marc S. Hermelin, Vice-Chairman, which was filed as Exhibit 10(ii) to the Company's Annual Report on Form 10-K for the year ended March 31, 2000, is incorporated by this reference.

     10(ee)* Employment Agreement between the Company and Alan G. Johnson, Senior Vice-President, Strategic Planning and Corporate Growth, dated September 27, 1999, which was filed as Exhibit 10(jj) to the Company's Annual Report on Form 10-K for the year ended March 31, 2000, is incorporated by this reference.

     10(ff)* Consulting Agreement, dated as of May 1, 1999, between the Company and Victor M. Hermelin, Chairman, which was filed as
                   Exhibit 10(kk) to the Company's Annual Report on Form 10-K for the year ended March 31, 2000, is incorporated by this reference.

     10(gg)* Stock Option Agreement dated as of June 1, 2000, granting a stock option to Marc S. Hermelin filed herewith.

     10(hh)* Stock Option Agreement dated as of June 1, 2000, granting a stock option to Marc S. Hermelin filed herewith.

       21          List of Subsidiaries, filed herewith.

       23          Consent of BDO Seidman, LLP, filed herewith.


        *     Management contract or compensation plan.