Form 10-Q
period 2001-06-30
KV PHARMACEUTICAL CO /DE/
filed 2001-08-14
CIK 57055

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

(X)   Quarterly report for the quarterly period ended    June 30, 2001

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

                2503 SOUTH HANLEY ROAD, ST. LOUIS, MISSOURI 63144
------------------------------------------------------------------------------
                    (Address or principal executive offices)
                                   (Zip Code)

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

     Yes   X       No
         -----        -----

    Title of Class of                           Number of Shares Outstanding
      Common Stock                                 as of this Report Date
    -----------------                           ----------------------------

Class A Common Stock, par value $.01 per share          20,015,276
Class B Common Stock, par value $.01 per share          10,585,443

                                     PART I

                              FINANCIAL INFORMATION


                   K-V PHARMACEUTICAL COMPANY AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME

                For the Three Months Ended June 30, 2001 and 2000
                      (In thousands, except per share data)
                                   (Unaudited)



                                            2001                 2000

Net Revenues                              $47,628              $38,810

Costs and Expenses:
   Manufacturing costs                     17,575               16,195
   Research and development                 2,534                2,548
   Selling and administrative              17,996               12,178
   Amortization of intangible assets          642                  599
                                          -------              -------
Total costs and expenses                   38,747               31,520
                                          -------              -------
Operating income                            8,881                7,290
                                          -------              -------
Other income (expense):
   Interest expense                          (103)                (350)
   Interest and other income                  105                   24
                                          -------              -------
Total other income (expense)                    2                 (326)
                                          -------              -------

Income before income taxes                  8,883                6,964
Provision for income taxes                  3,220                2,611
                                          -------              -------
Net Income                                $ 5,663              $ 4,353
                                          =======              =======

Net Income per Common Share-Basic           $0.19                $0.15
                                            =====                =====

Net Income per Common Share-Diluted         $0.18                $0.14
                                            =====                =====

See Accompanying Notes to Consolidated Financial Statements




                                    K-V PHARMACEUTICAL COMPANY AND SUBSIDIARIES
                                            CONSOLIDATED BALANCE SHEETS
                              June 30, 2001 (Unaudited) and March 31, 2001 (Audited)
                                          (In thousands, except share data)


                                                                                       06/30/01         03/31/01

ASSETS
Current Assets:
  Cash and cash equivalents                                                            $ 11,852       $  4,128
  Receivables, less allowance for doubtful accounts of
    $333 and $448 at June 30, 2001 and March 31, 2001, respectively                      29,687         26,259
  Inventories                                                                            29,346         32,211
  Prepaid and other assets                                                                1,922          3,804
  Deferred income taxes                                                                   1,633          1,644
                                                                                       --------       --------
     Total Current Assets                                                                74,440         68,046
                                                                                       --------       --------
Property and equipment, less accumulated depreciation and amortization                   37,439         36,847
Intangibles and other assets, net of accumulated amortization                            46,024         46,524
                                                                                       --------       --------
TOTAL ASSETS                                                                           $157,903       $151,417
                                                                                       ========       ========
LIABILITIES
Current Liabilities:
  Accounts payable                                                                    $   4,759       $  6,349
  Accrued liabilities                                                                    12,388         10,067
  Current maturities of long-term debt                                                    3,045            712
                                                                                       --------       --------
     Total Current Liabilities                                                           20,192         17,128

Long-term debt                                                                            2,669          5,080
Other long-term liabilities                                                               2,609          2,534
Deferred income taxes                                                                       797            733
                                                                                       --------       --------
  TOTAL  LIABILITIES                                                                     26,267         25,475
                                                                                       --------       --------

SHAREHOLDERS' EQUITY
7% Cumulative Convertible Preferred Stock, $.01 par value; $25.00 stated and liquidation value; 840,000 shares authorized; issued and outstanding -
40,000 shares at June 30, 2001 and 240,000 shares at March 31, 2001,
respectively (convertible into Class A shares at a ratio of 5.625 to one)                     -              2

Class A and Class B Common Stock, $.01 par value;
  150,000,000 and 75,000,000 shares authorized, respectively;
  Class A-issued 20,068,594 and 18,896,945 as of June 30, 2001 and March 31,
  2001, respectively                                                                        200            189
  Class B-issued 10,638,871 and 10,663,574 as of June 30, 2001 and March 31,
  2001, respectively (convertible into Class A shares on a one-for-one basis)               107            107

Additional paid-in capital                                                               45,832         45,792
Retained earnings                                                                        85,552         79,907
Less: Treasury stock, 53,318 shares of  Class A and 53,428 shares of Class B
  Common Stock at June 30, 2001 and March 31, 2001                                          (55)           (55)
                                                                                       --------       --------
  TOTAL SHAREHOLDERS' EQUITY                                                            131,636        125,942

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                             $157,903       $151,417
                                                                                       ========       ========


See Accompanying Notes to Consolidated Financial Statements




                   K-V PHARMACEUTICAL COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                For the Three Months Ended June 30, 2001 and 2000
                                 (In thousands)
                                   (Unaudited)


                                                                            2001               2000

OPERATING ACTIVITIES
Net Income                                                                $ 5,663            $ 4,353
Adjustments to reconcile net income to net
   cash provided by operating activities:
   Depreciation and amortization                                            1,574              1,330
   Change in deferred taxes                                                    75                143
   Change in deferred compensation                                             75                 63
Changes in operating assets and liabilities:
   Increase in receivables, net                                            (3,428)            (1,215)
   Decrease (increase) in inventories                                       2,865             (1,075)
   Decrease (increase) in prepaid and other assets                          1,741               (389)
   Increase (decrease) in accounts payable and accrued liabilities            730             (3,038)
                                                                          -------            -------

  NET CASH PROVIDED BY OPERATING ACTIVITIES                                 9,295                172
                                                                          -------            -------
INVESTING ACTIVITIES
   Purchase of property and equipment, net                                 (1,524)            (1,607)
                                                                          -------            -------
NET CASH USED IN INVESTING ACTIVITIES                                      (1,524)            (1,607)
                                                                          -------            -------
FINANCING ACTIVITIES
   Principal payments on long-term debt                                       (78)               (97)
   Proceeds from credit facility                                                -              2,000
   Dividends paid on Preferred Stock                                          (18)              (105)
   Exercise of Common Stock options                                            49                283
                                                                          -------            -------
NET CASH (USED IN) PROVIDED BY
FINANCING ACTIVITIES                                                          (47)             2,081
                                                                          -------            -------
INCREASE IN CASH AND CASH EQUIVALENTS                                       7,724                646

CASH AND CASH EQUIVALENTS AT:
   BEGINNING OF YEAR                                                        4,128              3,443
                                                                          -------            -------
   END OF PERIOD                                                          $11,852             $4,089
                                                                          =======            =======
Non-cash financing activities
   Notes receivable from exercise of Common Stock options                       -             $4,142


See Accompanying Notes to Consolidated Financial Statements



NOTE A - BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ending March 31, 2002. For further information refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended March 31, 2001.

NOTE B - INVENTORIES

          Inventories consist of  (in 000's):

                                      June 30, 2001           March 31, 2001

  Finished goods                        $13,182                   $15,119
  Work-in-process                         3,679                     3,604
  Raw materials and supplies             13,505                    14,076
                                        -------                   -------
                                         30,366                    32,799
  Reserve for obsolescence               (1,020)                     (588)
                                        -------                   -------
                                        $29,346                   $32,211
                                        =======                   =======

NOTE C - CONVERTIBLE PREFERRED STOCK CONVERSION

         During the quarter ended June 30, 2001, 200,000 shares of Convertible Preferred Stock were converted, at a conversion rate of 5.625 to 1, into 1,125,000 Class A Common Shares. Undeclared and unaccrued cumulative preferred dividends decreased to $365,600 or $9.14 per share on the remaining 40,000 convertible preferred shares outstanding from the $2.194 million at March 31, 2001.

NOTE D -  EARNINGS PER SHARE

         The following table is presented in thousands, except per share data, and sets forth the computation of basic and diluted earnings per share:

                                            For the Three Months Ended June 30,

Numerator:                                     2001                     2000
                                             -------                  -------

Net income                                   $ 5,663                  $ 4,353

Preferred Stock dividends                        (18)                    (105)
                                             -------                  -------
Numerator for basic earnings per
   share--income available to common
   shareholders                                5,645                    4,248

Effect of dilutive securities:
   Preferred Stock dividends                      18                      105
                                             -------                  -------
Numerator for diluted earnings per
   share--income available to
   common shareholders after
   assumed conversions                       $ 5,663                  $ 4,353
                                             =======                  =======
Denominator:

Denominator for basic earnings per
   share--weighted-average shares             29,485                   28,533
                                             -------                  -------
Effect of dilutive securities:
   Stock options                               1,208                    1,359
   Convertible Preferred Stock                 1,325                    1,350
                                             -------                  -------
Dilutive potential Common Shares               2,533                    2,709
                                             -------                  -------
Denominator for diluted earnings
   per share--adjusted weighted-average
   shares and assumed conversions             32,018                   31,242
                                             =======                  =======

Basic Earnings per Share (1):                 $ 0.19                   $ 0.15
                                             =======                  =======

Diluted Earnings per Share (1) (2):           $ 0.18                   $ 0.14
                                             =======                  =======


(1) The two-class method for Class A and Class B Common Stock is not presented because the earnings per share are equivalent to the if converted method since dividends were not declared or paid and each class of common stock has equal ownership of the Company.

(2) Employee stock options to purchase 13,500 shares at June 30, 2001 and 24,000 shares at June 30, 2000 are not included in the computation of diluted earnings per share because they are anti-dilutive. The exercise prices of these options exceeded the average market prices of the shares under option in each respective period.


NOTE E - SEGMENT FINANCIAL INFORMATION

         The reportable segments of the Company are branded products, specialty generics, specialty materials and contract services. Segment profits are measured based on income before taxes and are determined based on each segment's direct revenues and expenses. The majority of research and development, corporate general and administrative expenses, amortization and interest expense, as well as interest and other income, are not allocated to segments and are included in the "All Other" category in the following segment information.


                       3 Months
                       ended      Branded    Specialty    Specialty    Contract     All
 ($ in 000's)          June 30    Products   Generics     Materials    Services     Other     Eliminations   Consolidated
-------------------------------------------------------------------------------------------------------------------------

Total Revenues         2001       $ 8,711    $33,971      $ 4,219      $   649     $    78     $     -         $ 47,628
                       2000         3,892     30,200        3,823          882          13           -           38,810
-------------------------------------------------------------------------------------------------------------------------
Segment Profits        2001           512     16,704          809           46      (9,188)          -            8,883
                       2000        (2,372)    15,729          901          191      (7,485)          -            6,964
-------------------------------------------------------------------------------------------------------------------------
Identifiable Assets    2001         7,174     35,536        7,697       37,006      71,648      (1,158)         157,903
                       2000         6,739     32,230        7,819       32,191      70,165      (1,158)         147,986
-------------------------------------------------------------------------------------------------------------------------
Property and           2001             2         21           77        1,021         403           -            1,524
Equipment Additions    2000            55          -           27          970         555           -            1,607
-------------------------------------------------------------------------------------------------------------------------
Depreciation and       2001            16         21           37          761         739           -            1,574
Amortization           2000            26         30           38          592         644           -            1,330
-------------------------------------------------------------------------------------------------------------------------


NOTE F - RECENTLY ISSUED ACCOUNTING STANDARD

         In June 2001, the Financial Accounting Standards Board finalized FASB Statements No. 141, Business Combinations (SFAS 141), and No. 142, Goodwill and Other Intangible Assets (SFAS 142). SFAS 141 requires the use of the purchase method of accounting and prohibits the use of the pooling-of-interest method of accounting for business combinations initiated after June 30, 2001. SFAS 141 also requires that the Company recognize acquired intangible assets apart from goodwill if the acquired intangible assets meet certain criteria. SFAS 141 applies to all business combinations initiated after June 30, 2001 and for purchase business combinations completed on or after July 1, 2001. It also requires, upon adoption of SFAS 142, that the Company reclassify the carrying amounts of intangible assets and goodwill based on the criteria in SFAS 141.

         SFAS 142 requires, among other things, that companies no longer amortize goodwill, but instead test goodwill for impairment at least annually. In addition, SFAS 142 requires that the Company identify reporting units for the purposes of assessing potential future impairments of goodwill, reassess the useful lives of other existing recognized intangible assets, and cease amortization of intangible assets with an indefinite useful life. An intangible asset with an indefinite useful life should be tested for impairment in accordance with the guidance in SFAS 142. SFAS 142 is required to be applied in fiscal years beginning after December 15, 2001 to all goodwill and other intangible assets recognized at that date, regardless of when those assets were initially recognized. SFAS 142 requires the Company to complete a transitional goodwill impairment test six months from the date of adoption. The Company is also required to reassess the useful lives of other intangible assets within the first interim quarter after adoption of SFAS 142.

         The Company's previous business combinations were accounted for using the purchase method. As of June 30, 2001, the net carrying amount of goodwill is $598,000 and other intangible assets is $41.718 million. Amortization expense during the three-month period ended June 30, 2001 was $586,000. Currently, the Company is assessing but has not yet determined how the adoption of SFAS 141 and SFAS 142 will impact its financial position and results of operations.

                            "Safe Harbor" Statement

         The materials in this Form 10-Q may contain various forward-looking statements within the meaning of the United States Private Securities Litigation Reform Act of 1995 ("PSLRA") and which may be based on or include assumptions, concerning K-V's operations, future results and prospects. Such statements may be identified by the use of words like "plans", "expect", "aim", "believe", "projects", "anticipate", "intend", "estimate", "will", "should", "could" and other expressions that indicate future events and trends. All statements that address expectations or projections about the future, including without limitation, statements about the Company's strategy for growth, product development, market positions, expenditures and financial results, are forward-looking statements.

         All forward-looking statements are based on current expectations and are subject to risk and uncertainties. In connection with the "safe harbor"
provisions, K-V provides the following cautionary statements identifying important economic, political and technology factors which, among others, could cause the actual results or events to differ materially from those set forth or implied by the forward-looking statements and related assumptions.

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

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

         (a) Results of Operations

         Revenues. Consolidated net revenues for the first quarter of fiscal 2002 ended June 30, 2001 increased $8.8 million, or 23%, to $47.6 million from $38.8 million for the same period last year. The increase was due primarily to higher net sales of branded and specialty generic products.

         Branded product sales increased $4.8 million, or 123%, over last year to $8.7 million reflecting increases in all product categories. Sales of the PreCare prenatal family of products increased $1.9 million, or 113%, due to continued volume-driven increases in market share and sales in the cardiovascular line increased $2.4 million as customer inventories returned to more normal levels compared to the prior year's period. Gynazole-1, introduced in last year's first quarter, has continued to increase its market share with sales increasing 61% over last year.

         Specialty generic sales increased $3.8 million, or 12%, over last year to $34.0 million. The increase was due to new products introduced in the latter part of the prior year ($3.9 million), new products introduced during the quarter ($.7 million) and net volume increases across the existing product lines ($1.4 million). These increases were partially offset by price erosion of $2.2 million.

         Costs and Expenses. Manufacturing costs increased 8.5 % during the quarter to $17.6 million from $16.2 million last year, significantly below the 23% increase in overall revenues. As a result, manufacturing costs decreased as a percentage of revenues to 37% from 42% in the prior year driven by volume efficiencies and lower revenue-sharing costs. This improvement also reflects a favorable product mix due to the significant increase in branded product sales during the quarter. Branded products accounted for 18% of total revenues, as compared to 10% in the first quarter of last year.

         Research and development expenses were relatively flat with last year. The prior year included $.6 million of payments in the first quarter related to product co-development projects, which did not recur this year. This was offset by higher costs associated with clinical testing relative to the Company's internal product development efforts and higher payroll related expenses due to the expansion of the Company's research and development staff.

         Selling and administrative expenses increased $5.8 million, or 48%, compared to the prior year's quarter. The increase was due primarily to higher selling and marketing expenses of $3.2 million associated with the expansion of the branded product sales force and volume driven allowances on specialty generic sales increases. Corporate administrative expenses were higher due to increases in payroll and related expenses associated with expansion of the Company's administrative infrastructure and higher professional fees.

         Interest expense decreased $.2 million during the quarter compared to last year due to reduction in long-term debt.

         Net Income. As a result of the factors described above, net income improved $1.3 million, or 30%, to $5.7 million in the first quarter of fiscal 2002 from net income of $4.4 million in the first quarter of fiscal 2001.

         (b) Liquidity and Capital Resources

         Cash provided by operating activities was $9.3 million for the first quarter of fiscal 2002, an increase of $9.1 million over the first quarter of last year.

         The increase in cash flow was due to higher net income, lower inventories and other assets and an increase in accrued liabilities, partially offset by higher accounts receivable and lower accounts payable. The decrease in inventories was due primarily to lower finished goods inventories of specialty generic products due to higher sales toward the end of the quarter. In addition, inventories of branded and specialty material products decreased due to higher sales. Other assets decreased $1.7 million. The increase in accrued liabilities was due primarily to an increase of $3.3 million in accrued income taxes due to the timing of the quarterly tax payment. The increase in accounts receivable reflects the timing of orders for specialty generic products. The reduction in accounts payable was due to lower trade payables reflecting the timing of various material purchases.

         Long-term debt decreased due to the reclassification of a $2.3 million term loan to a current liability, which the Company is in the process of refinancing.

         Investing activities were confined to capital expenditures of $1.5 million and were primarily for machinery and equipment for the upgrade and expansion of the Company's pharmaceutical manufacturing capacity.

         The Company continues to examine opportunities to expand its business through product and company acquisitions. The Company's capital resources, financial condition and results of operations could be materially impacted if the Company were to complete one or more of such acquisitions. The Company intends to use its available cash to help in funding its acquisitions. As such, cash has been invested in short-term, highly liquid instruments.

         The Company believes that existing cash generated from operating activities and funds available under its credit facility will be adequate to fund operating activities for the presently foreseeable future including the payment of short-term and long-term debt obligations, capital improvements, product development activities and expansion of marketing capabilities for the branded pharmaceutical business.

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

Item 3.  Variable Rate Risks

         Advances to the Company under the Company's credit facility bear interest at a rate which varies consistent with increases or decreases in the publicly-announced prime rate [and/or the LIBOR rate with respect to
LIBOR-related loans, if any]. A material increase in such rates could significantly increase borrowing expenses. The Company did not have any cash borrowings under this facility at June 30, 2001.

                          PART II. - OTHER INFORMATION

        Not applicable.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   K-V PHARMACEUTICAL COMPANY


Date:  August 14, 2001             By       /s/ Marc S. Hermelin
                                   --------------------------------------
                                   Vice Chairman of the Board
                                   (Principal Executive Officer)



Date:  August 14, 2001             By       /s/ Gerald R. Mitchell
                                   --------------------------------------
                                   Vice President, Treasurer and
                                   Chief Financial Officer
                                   (Principal Financial and
                                   Accounting Officer)