Form 10-Q
period 2001-09-30
KV PHARMACEUTICAL CO /DE/
filed 2001-11-14
CIK 57055

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

(X)   Quarterly report for the quarterly period ended    September 30, 2001

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

     Yes   X       No
         -----        -----

    Title of Class of                           Number of Shares Outstanding
      Common Stock                                 as of this Report Date
    -----------------                           ----------------------------

Class A Common Stock, par value $.01 per share          20,070,557
Class B Common Stock, par value $.01 per share          10,637,572

                                     PART I

                              FINANCIAL INFORMATION


                   KV PHARMACEUTICAL COMPANY AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
                      (In thousands, except per share data)

                                          Three Months Ended            Six Months Ended
                                             September 30,                September 30,
                                          --------------------         ------------------
                                          2001           2000            2001         2000
                                          ----           ----            ----         ----

Net Revenues                            $52,793        $45,300        $100,421      $84,109
                                        -------        -------        --------      -------
Costs and Expenses:
   Manufacturing costs                   21,250         17,902          38,825       34,098
   Research and development               2,419          1,738           4,953        4,287
   Selling and administrative            17,459         16,322          35,455       28,484
   Amortization of intangible assets        669            583           1,312        1,181
                                         ------         ------          ------       ------
Total costs and expenses                 41,797         36,545          80,545       68,050
                                         ------         ------          ------       ------

Operating income                         10,996          8,755          19,876       16,059
                                         ------         ------          ------       ------
Other income (expense):
   Interest expense                        (107)          (325)           (210)        (689)
   Interest and other income                138             43             243           67
                                         ------         ------          ------       ------
Total other income (expense), net            31           (282)             33         (622)
                                         ------         ------          ------       ------

Income before income taxes               11,027          8,473          19,909       15,437
Provision for income taxes                3,997          3,050           7,217        5,662
                                         ------         ------         -------       ------
Net Income                              $ 7,030        $ 5,423        $ 12,692      $ 9,775
                                        =======        =======        ========      =======

Net Income per Common Share-Basic         $0.23          $0.18           $0.42        $0.33
                                        =======        =======        ========      =======

Net Income per Common Share-Diluted       $0.22          $0.17           $0.40        $0.31
                                        =======        =======        ========      =======


See Accompanying Notes to Consolidated Financial Statements.




                   KV PHARMACEUTICAL COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)

                                                                        September 30, 2001         March 31,2001
                                                                        ------------------         -------------
                                                                            (unaudited)
ASSETS
------
Current Assets:
   Cash and equivalents                                                         $17,473                 $ 4,128
   Receivables, less allowance for doubtful accounts of
     $450 and $448 at September 30, 2001 and March 31, 2001, respectively        36,982                  26,259
   Inventories                                                                   30,435                  32,211
   Prepaid and other assets                                                       1,735                   3,804
   Deferred income taxes                                                          1,789                   1,644
                                                                                 ------                  ------
      Total Current Assets                                                       88,414                  68,046

Property and equipment, less accumulated depreciation and amortization           38,377                  36,847
Intangibles and other assets, net of amortization                                46,506                  46,524
                                                                               --------                 -------
TOTAL  ASSETS                                                                  $173,297                $151,417
                                                                               ========                ========
LIABILITIES
-----------
Current Liabilities:
   Accounts payable                                                            $  8,205                 $ 6,349
   Accrued liabilities                                                           16,950                  10,067
   Current maturities of long-term debt                                           2,987                     712
                                                                               --------                 -------
     Total Current Liabilities                                                   28,142                  17,128

Long-term debt                                                                    2,631                   5,080
Other long-term liabilities                                                       2,684                   2,534
Deferred income taxes                                                               952                     733
                                                                               --------                 -------
TOTAL  LIABILITIES                                                               34,409                  25,475
                                                                               --------                 -------
Commitments and Contingencies

SHAREHOLDERS' EQUITY
--------------------
7% Cumulative Convertible Preferred Stock, $.01 par value; $25.00 stated and liquidation value; 840,000 shares authorized; issued and outstanding-40,000 shares at September 30, 2001 and 240,000 shares at March 31, 2001,
  respectively (convertible into Class A shares at a ratio of 5.625 to one)           -                       2

Class A and Class B Common Stock, $.01 par value;
  150,000,000 and 75,000,000 shares authorized, respectively;
  Class A-issued 20,123,875 and 18,896,945 as of September 30, 2001 and
  March 31, 2001, respectively                                                      201                     189
  Class B-issued 10,691,000 and 10,663,574 as of September 30, 2001 and
  March 31, 2001, respectively (convertible into Class A shares on a
  one-for-one basis)                                                                107                     107

Additional paid-in capital                                                       46,071                  45,792
Retained earnings                                                                92,564                  79,907
Less:  Treasury Stock, 53,318 shares of  Class A and 53,428 shares of Class B Common Stock at September 30, 2001 and March 31, 2001,
 respectively                                                                       (55)                    (55)
                                                                               --------                 -------
TOTAL  SHAREHOLDERS'  EQUITY                                                    138,888                 125,942
                                                                               --------                 -------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                     $173,297                $151,417
                                                                               ========                ========

See Accompanying Notes to Consolidated Financial Statements.



                   KV PHARMACEUTICAL COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In thousands)
                                                                           Six Months Ended
                                                                             September 30,
                                                                     ------------------------
                                                                         2001            2000
                                                                     ---------       --------
Operating Activities
Net income                                                           $  12,692       $  9,775
Adjustments to reconcile net income to net
   cash provided by operating activities:
   Depreciation, amortization and other non-cash charges                 3,171          2,831
   Change in deferred taxes                                                 74            221
   Change in deferred compensation                                         150            128
Changes in operating assets and liabilities:
   Increase in receivables, net                                        (10,723)        (8,321)
   Decrease (increase) in inventories                                    1,776         (1,791)
   Decrease (increase) in prepaids and other assets                        775           (998)
   Increase (decrease) in accounts payable and accrued liabilities       8,739           (231)
                                                                      --------         -------
  Net Cash Provided By Operating Activities                             16,654          1,614
                                                                      --------         -------
Investing Activities
   Purchase of property and equipment, net                              (3,389)        (4,603)
                                                                      --------         -------
Net Cash Used In Investing Activities                                   (3,389)        (4,603)
                                                                      --------         -------
Financing Activities
   Principal payments on long-term debt                                   (174)        (5,108)
   Proceeds from credit facility                                             -          4,000
   Dividends paid on Preferred Stock                                       (35)          (210)
   Exercise of Common Stock options                                        289          4,668
                                                                      --------         -------

Net Cash Provided By Financing Activities                                   80          3,350
                                                                      --------         -------
Increase In Cash and Cash Equivalents                                   13,345            361
Cash and Cash Equivalents at:
   Beginning of Year                                                     4,128          3,443
                                                                      --------         -------
   End of Period                                                       $17,473         $3,804
                                                                      ========         ======

See Accompanying Notes to Consolidated Financial Statements.


             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)


NOTE A - BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month and six-month periods ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ending March 31, 2002. For further information refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended March 31, 2001.


NOTE B - INVENTORIES

          Inventories consist of the following (in thousands):

                                    September 30, 2001         March 31, 2001
                                    ------------------         --------------
                                        (unaudited)
  Finished goods                           $12,212                 $15,119
  Work-in-process                            3,699                   3,604
  Raw materials and supplies                15,324                  14,076
                                           -------                 -------
                                            31,235                  32,799
  Reserve for obsolescence                    (800)                   (588)
                                           -------                 -------
                                          $ 30,435                $ 32,211
                                          ========                ========

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

NOTE D - EARNINGS PER SHARE

         The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):


                                          Three Months Ended                Six Months Ended
                                          September 30,                     September 30,
                                          ------------------                -----------------
                                            2001           2000           2001          2000
                                            ----           ----           ----          ----

Numerator:
Net income                               $  7,030        $ 5,423        $12,692       $ 9,775

Preferred Stock dividends                     (17)          (105)           (35)         (210)
                                          -------         ------         ------        ------
Numerator for basic earnings per
   share-income available to common
   shareholders                             7,013          5,318         12,657         9,565

Effect of dilutive securities:
   Preferred Stock dividends                   17            105             35           210
                                          -------         ------         ------        ------
Numerator for diluted earnings per
   share-income available to
   common shareholders after
   assumed conversions                     $7,030         $5,423        $12,692        $9,775
                                           ======         ======        =======        ======
Denominator:
Denominator for basic earnings per
   share-weighted-average shares           30,674         28,821         30,083        28,678
                                          -------         ------         ------        ------
Effect of dilutive securities:
   Stock options                            1,345          1,859          1,276         1,776
   Convertible Preferred Stock                225          1,350            772         1,350
                                          -------         ------         ------        ------
Dilutive potential Common Shares            1,570          3,209          2,048         3,126
                                          -------         ------         ------        ------
Denominator for diluted earnings
   per share-adjusted weighted-average
   shares and assumed conversions          32,244         32,030         32,131        31,804
                                           ======         ======        =======        ======
Basic Earnings Per Share (1):               $0.23          $0.18          $0.42         $0.33
                                           ======         ======        =======        ======
Diluted Earnings Per Share (1)(2):          $0.22          $0.17          $0.40         $0.31
                                           ======         ======        =======        ======


(1) The two-class method for Class A and Class B Common Stock is not presented because the earnings per share are equivalent to the if converted method since dividends were not declared or paid and each class of Common Stock has equal ownership of the Company.

(2) Employee stock options to purchase 250 shares and 6,250 shares at September 30, 2001 and 2000, respectively, of Class A and Class B Common Stock are not included in the computation of diluted earnings per share because their exercise price was greater than the average market price during the quarter and as such are considered anti-dilutive.



NOTE E - SEGMENT FINANCIAL INFORMATION

         The reportable segments of the Company are branded products, specialty generics, specialty materials and contract services. Segment profits are measured based on income before taxes and are determined based on each segment's direct revenues and expenses. The majority of research and development, corporate general and administrative expenses, amortization and interest expense, as well as interest and other income, are not allocated to segments and are included in the "All Other" category in the following segment information (in thousands).

                                                                          Mfg. &
                                 Branded      Specialty     Specialty    Contract       All
                                 Products      Generics     Materials    Services      Other    Eliminations    Consolidated
                                 --------     ---------     ---------    --------      -----    ------------    ------------
3 Months Ended September 30,
----------------------------
Total revenue           2001       $ 8,312      $38,205        $5,635         $564  $      77            -      $   52,793
                        2000         4,635       35,176         4,721          760          8            -          45,300

Segment Profits         2001           418       18,364         1,176         (161)    (8,770)           -          11,027
                        2000        (2,955)      18,416         1,277         (191)    (8,074)           -           8,473

Identifiable Assets     2001         5,459       40,890         7,695       41,895     78,516       (1,158)        173,297
                        2000         7,030       37,888         9,103       35,190     65,354       (1,158)        153,407

Property and            2001           263           57            29        1,134        382            -           1,865
Equipment Additions     2000            58          197            29        1,829        883            -           2,996


Depreciation and        2001            17           21            37          808        714            -           1,597
Amortization            2000            35           23            38          778        627            -           1,501



6 Months Ended September 30,
----------------------------
Total Revenues          2001      $  17,023      $72,176        $9,854       $1,213  $     155            -        $100,421
                        2000          8,527       65,375         8,544        1,642         21            -          84,109

Segment Profits         2001            930       35,067         1,985         (115)   (17,958)           -          19,909
                        2000         (5,327)      34,145         2,178            -    (15,559)           -          15,437

Property and            2001            265           78           106        2,155        785            -           3,389
Equipment Additions     2000            162          197            56        2,799      1,389            -           4,603


Depreciation and        2001             33           42            74        1,569      1,453            -           3,171
Amortization            2000             61           53            76        1,370      1,271            -           2,831


NOTE F - RECENTLY ISSUED ACCOUNTING STANDARDS

         In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141, Business Combinations (SFAS 141), and No. 142, Goodwill and Other Intangible Assets (SFAS 142). SFAS 141 requires the use of the purchase method of accounting and prohibits the use of the pooling-of-interest method of accounting for business combinations initiated after June 30, 2001. SFAS 141 also requires that the Company recognize acquired intangible assets apart from goodwill if the acquired intangible assets meet certain criteria. SFAS 141 applies to all business combinations initiated after June 30, 2001 and for purchase business combinations completed on or after July 1, 2001. It also requires, upon adoption of SFAS 142, that the Company reclassify the carrying amounts of intangible assets and goodwill based on the criteria in SFAS 141.

         SFAS 142 requires, among other things, that companies no longer amortize goodwill, but instead test goodwill for impairment at least annually. In addition, SFAS 142 requires that the Company identify reporting units for the purposes of assessing potential future impairments of goodwill, reassessing the useful lives of other existing recognized intangible assets, and ceasing amortization of intangible assets with an indefinite useful life. An intangible asset with an indefinite useful life should be tested for impairment in accordance with the guidance in SFAS 142. SFAS 142 is required to be applied in fiscal years beginning after December 15, 2001 to all goodwill and other intangible assets recognized at that date, regardless of when those assets were initially recognized. SFAS 142 requires the Company to complete a transitional goodwill impairment test six months from the date of adoption. The Company is also required to reassess the useful lives of other intangible assets within the first interim quarter after adoption of SFAS 142.

         The Company's previous business combinations were accounted for using the purchase method. As of September 30, 2001, the net carrying amount of goodwill is $584,000 and other intangible assets is $41.3 million. Amortization expense during the three-month and six-month periods ended September 30, 2001 was $587,000 and $1.2 million, respectively. Currently, the Company is assessing, but has not yet determined, how the adoption of SFAS 141 and SFAS 142 will impact its financial position and results of operations.

NOTE G - CONTINGENCIES

         ETHEX Corporation, a wholly-owned subsidiary of the Company and KV Pharmaceutical are defendants in a lawsuit styled, Healthpoint, Ltd. v. ETHEX Corporation pending in federal court in San Antonio, Texas. On September 28,
2001, the jury returned verdicts, in the form of answers to special interrogatories, against ETHEX on certain false advertising, unfair competition and misappropriation claims and awarded damages aggregating $16.5 million. The court will enter a judgment after consideration of the post-trial motions. The court may or may not accept the jury's verdicts. The court's judgment may then be appealed. The Company and its counsel believe that the jury's recommended award is excessive and is not sufficiently supported by the facts or the law. The Company intends to pursue vigorously post-trial procedures to challenge the jury's findings and, if necessary, to appeal any adverse judgment that the court may enter. The Company and its counsel are not presently able to predict the outcome of the matter and cannot reasonably estimate the Company's ultimate liability, if any. Accordingly, the Company has not recorded any contingent liability on its financial statements related to this matter.

         From time to time, the Company becomes involved in various legal matters in the ordinary course of business.

                             "Safe Harbor" Statement
                             -----------------------

         The materials in this Form 10-Q may contain various forward-looking statements within the meaning of the United States Private Securities Litigation Reform Act of 1995 ("PSLRA") and which may be based on or include assumptions concerning the Company's operations, future results and prospects. Such statements may be identified by the use of words like "plans", "expect", "aim", "believe", "projects", "anticipate", "intend", "estimate", "will", "should", "could" and other expressions that indicate future events and trends. All statements that address expectations or projections about the future, including without limitation, statements about the Company's strategy for growth, product development, market positions, expenditures and financial results, are forward-looking statements.

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


Item 2.  Management's Discussion and Analysis of Results of
         Operations and Financial Condition
         --------------------------------------------------

         (a)  Results of Operations

         Revenues. Net revenues for the quarter ended September 30, 2001 increased $7.5 million, or 17%, to $52.8 million from $45.3 million for the corresponding quarter in the prior year. For the six months ended September 30, 2001, net revenues increased $16.3 million, or 19%, to $100.4 million from $84.1 million for the corresponding period in the prior year. The increase in net revenues for both the quarter and six-month periods was due primarily to higher sales of branded products, specialty generics, and specialty material products.

         Branded product sales increased $3.7 million, or 79%, to $8.3 million for the quarter and $8.5 million, or 100%, to $17.0 million for the six-month period due to increased sales volume along all product categories. The PreCare(R) prenatal family of products had sales increases of $.9 million, or 34%, and $2.8 million, or 64%, for the quarter and six-month periods, respectively, due to continued volume-driven increases in market share. Sales in the cardiovascular line increased $1.1 million, or 83%, and $3.5 million, or 159%, for the quarter and six-month periods, respectively, as customer inventories returned to more normal levels compared to the corresponding prior periods. Gynazole-1(R), a vaginal antifungal product introduced in the prior year's first fiscal quarter, continued to benefit from an increase in market share. During the quarter, sales of Gynazole-1(R) increased $1.7 million, or 324%, and for the six-month period, sales of this product increased $2.3 million, or 148%.

         Specialty generic product sales increased $3.0 million, or 9%, to $38.2 million for the quarter and $6.8 million, or 10%, to $72.2 million for the six-month period. The increase in specialty generic sales for the quarter was attributable to a $5.0 million increase in the sales volume of existing products and $1.2 million of sales of new products. These increases were partially offset by $3.2 million of product price erosion. For the six-month period, volume increases in sales of existing products accounted for $10.1 million and new products contributed incremental sales of $2.0 million. The increased sales volume was partially offset by $5.3 million of product price erosion. The price erosion experienced during both the quarter and six-month periods resulted from normal and expected competitive price erosion.

         Net revenues of specialty material products increased $.9 million, or 19%, to $5.6 million for the quarter and increased $1.3 million, or 15%, to $9.9 million for the six-month period due primarily to sales of new products and increased sales of existing products.

         Costs and Expenses. Manufacturing costs increased $3.3 million, or 19%, to $21.3 million for the quarter and $4.7 million, or 14%, to $38.8 million for the six-month period. For the quarter, manufacturing costs as a percentage of net revenues increased to 40.3% from 39.5%, while, for the six-month period, manufacturing costs as a percentage of net revenues decreased to 39% from 41%. The increase in the manufacturing cost percentage for the quarter was due primarily to the impact of some normal price erosion experienced by certain products in the generic and raw materials product lines. The unfavorable impact of pricing was partially offset by a 79% increase in sales of higher margined branded products. For the six-month period, the lower manufacturing cost percentage was driven by volume efficiencies, lower revenue-sharing costs, and a 100% increase in sales of branded products. For the quarter and six-month periods, branded product sales comprised 16% and 17%, respectively, of net revenues as compared to 10% of net revenues for both the comparative prior quarter and six-month periods.

         Research and development expenses increased $.7 million for both the quarter and six-month periods. The increase in research and development expenses was due to higher costs associated with clinical testing relative to the Company's internal product development efforts and higher personnel related expenses due to the expansion of the Company's research and development staff. The increase in the six-month period was partially offset by $.6 million of non-recurring payments made in the prior year's first fiscal quarter related to product co-development projects.

         Selling and administrative expenses increased $1.1 million, or 7%, to $17.5 million for the quarter and $7.0 million, or 24%, to $35.5 million for the six-month period. The increase in selling and administrative expenses for the quarter was due primarily to volume driven allowances on sales of certain
Company products and personnel costs associated with an increase in the Company's administrative personnel. For the six-month period, selling and administrative expenses increased primarily due to selling and marketing expenses associated with the expansion of the branded product sales force and volume driven allowances on sales of certain Company products. Corporate administrative expenses were higher due to personnel costs associated with an increase in the Company's administrative and management personnel.

         Interest expense decreased $.2 million and $.5 million for the quarter and six-month periods, respectively, due to a corresponding reduction in long-term debt.

         Net Income. As a result of the factors described above, net income improved for the quarter by $1.6 million, or 30%, to $7.0 million and for the six-month period by $2.9 million, or 30%, to $12.7 million.

         (b)   Liquidity and Capital Resources

         Net cash provided by operating activities was $16.7 million for the six-month period ended September 30, 2001 compared to $1.6 million for the prior year's comparative six-month period. Operating cash flow increased as a result of higher net income, lower inventories and other assets, and increased accounts payable/accrued liabilities. These factors were partially offset by an increase in accounts receivable from shipments on orders placed near the end of the quarter. The decrease in inventories was reflective of lower finished goods inventories attributable primarily to higher sales of branded and specialty generic products. The increase in accounts payable was reflective of higher trade payables, which resulted from the timing of various material purchases. The increase in accrued liabilities reflected an increase of $6.2 million in accrued income taxes due to the timing of the quarterly tax payment.

         Investing activities consisted of capital expenditures of $3.4 million, which were primarily for the purchase of machinery and equipment to upgrade and expand the Company's pharmaceutical manufacturing capacity.

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

Item 3.   Variable Rate Risks
          -------------------

         Advances to the Company under the Company's credit facility bear interest at a rate which varies consistent with increases or decreases in the publicly-announced prime rate [and/or the LIBOR rate with respect to
LIBOR-related loans, if any]. A material increase in such rates could significantly increase borrowing expenses. The Company did not have any cash borrowings under this facility at September 30, 2001.

                          PART II. - OTHER INFORMATION

Item 1.  Legal Proceedings
         -----------------

         ETHEX Corporation, a wholly-owned subsidiary of the Company and KV Pharmaceutical are defendants in a lawsuit styled, Healthpoint, Ltd. v. ETHEX Corporation pending in federal court in the Western District of Texas, San Antonio Division. The suit was filed by Healthpoint, Ltd. on August 3, 2001, and was later joined by affiliated companies, DPT Laboratories, Ltd. and DFB Pharmaceuticals, Inc. (d/b/a DFB Holding, Inc.). In general, the plaintiffs allege that ETHEX's promotion of its Ethezyme(TM) product as an alternative to Healthpoint's Accuzyme(R) product resulted in false and misleading statements under various federal and state laws, and constitutes unfair competition and misappropriation. The Ethezyme(TM) and Accuzyme(R) products are enzymatic debriding ointments that are used to treat wounds, pressure ulcers and burns.

         The case went to a jury trial on September 10, 2001, and on September 28, 2001, the jury returned verdicts, in the form of answers to special interrogatories, against ETHEX on certain false advertising, unfair competition and misappropriation claims and awarded damages aggregating $16.5 million. The court will enter a judgment after consideration of post-trial motions. The court may or may not accept the jury's verdicts. The court's judgment may then be appealed. The Company and its counsel believe that the jury's recommended award is excessive and is not sufficiently supported by the facts or the law. The Company intends to pursue vigorously post-trial procedures to challenge the jury's findings and, if necessary, to appeal any adverse judgment that the court may enter.

                                   SIGNATURES
                                   ----------

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        KV PHARMACEUTICAL COMPANY



Date:  November 14, 2001                By   /s/ Marc S. Hermelin
                                             -----------------------------------
                                             Vice Chairman of the Board
                                             (Principal Executive Officer)



Date:  November 14, 2001                By   /s/ Gerald R. Mitchell
                                             -----------------------------------
                                             Vice President, Treasurer and
                                             Chief Financial Officer
                                             (Principal Financial and
                                             Accounting Officer)