Form 10-Q
period 2001-12-31
KV PHARMACEUTICAL CO /DE/
filed 2002-02-14
CIK 57055

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

|X|	Quarterly Report for the quarterly period ended December 31, 2001.

|_|	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the transition period from to

Commission file number:    1-9601

K-V PHARMACEUTICAL COMPANY (Exact name of registrant as specified in its charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	43-0618919 (I.R.S. Employer Identification No.)

2503 South Hanley Road St. Louis, Missouri (Address of Principal Executive Offices)	63144 (ZIP Code)

(314) 645-6600
(Registrant's Telephone Number, Including Area Code)

        Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

             Yes   X      No

Title of Class of Common Stock	Number of Shares Outstanding as of this Report Date

Class A Common Stock, par value $.01 per share	20,072,923

Class B Common Stock, par value $.01 per share	10,657,619

PART I. FINANCIAL INFORMATION

K-V PHARMACEUTICAL COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (Unaudited) (In thousands, except per share data)

                                       Three Months Ended     Nine Months Ended
                                           December 31,          December 31,
                                       -------------------   -------------------
                                          2001      2000       2001       2000
                                       ---------  --------   --------   --------

Net Revenues                           $52,725    $43,777    $153,146   $127,887
                                       -------    -------    --------   --------
Costs and Expenses:
   Manufacturing costs                  19,306     17,015      58,133     51,112
   Research and development              3,019      2,328       7,977      6,615
   Selling and administrative           16,941     15,341      52,390     43,826
   Amortization of
     intangible assets                     675        597       1,986      1,779
                                      --------   --------    --------   --------
Total costs and expenses                39,941     35,281     120,486    103,332
                                      --------   --------    --------   --------

Operating income                        12,784      8,496      32,660     24,555
                                      --------   --------    --------   --------
Other income (expense):
   Interest expense                        (94)      (189)       (303)      (878)
   Interest and other income                92         72         335        139
                                      --------   --------    --------   --------
Total other income (expense), net           (2)      (117)         32       (739)
                                      --------   --------    --------   --------

Income before income taxes              12,782      8,379      32,692     23,816
Provision for income taxes               4,634      3,008      11,851      8,670
                                      --------   --------    --------   --------

Net Income                              $8,148     $5,371     $20,841    $15,146
                                      ========   ========    ========   ========

Net Income per Common Share-Basic        $0.26      $0.18       $0.69      $0.51
                                      ========   ========    ========   ========

Net Income per Common Share-Diluted      $0.25      $0.17       $0.65      $0.47
                                      ========   ========    ========   ========

See Accompanying Notes to Consolidated Financial Statements.

K-V PHARMACEUTICAL COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (In thousands, except share data)

                                              December 31, 2001    March 31,2001
                                              -----------------    -------------
                                                  (unaudited)
ASSETS
------

Current Assets:
   Cash and cash equivalents                       $  21,151          $    4,128
   Receivables, less allowance for
     doubtful accounts of $432 and
     $448 at December 31, 2001 and
     March 31, 2001, respectively                     38,676              26,259
   Inventories                                        32,129              32,211
   Prepaid and other assets                            1,486               3,804
   Deferred income taxes                               5,150               1,644
                                                 -----------          ----------
      Total Current Assets                            98,592              68,046

Property and equipment, less
  accumulated depreciation and
  amortization                                        39,490              36,847
Intangibles and other assets,
  net of amortization                                 46,163              46,524
                                                  ----------          ----------

TOTAL  ASSETS                                       $184,245            $151,417
                                                    ========            ========

LIABILITIES
-----------
Current Liabilities:
   Accounts payable                                $  12,886          $    6,349
   Accrued liabilities                                14,708              10,067
   Current maturities of long-term debt                  478                 712
                                                ------------        ------------
     Total Current Liabilities                        28,072              17,128

Long-term debt                                         4,686               5,080
Other long-term liabilities                            2,759               2,534
Deferred income taxes                                  1,163                 733
                                                ------------        ------------
TOTAL  LIABILITIES                                    36,680              25,475
                                                  ----------          ----------

Commitments and Contingencies

SHAREHOLDERS' EQUITY
--------------------

7% Cumulative Convertible Preferred
  Stock, $.01 par value; $25.00 stated
  and liquidation value; 840,000 shares
  authorized; issued and outstanding -
  40,000 and 240,000 shares at
  December 31, 2001 and March 31, 2001,
  respectively (convertible into Class A
  shares at a ratio of 5.625 to one)                       -                   2

Class A and Class B Common Stock, $.01
  par value; 150,000,000 and 75,000,000
  shares authorized, respectively;
  Class A-issued 20,126,241 and 18,896,945
  at December 31, 2001 and March 31, 2001,
  respectively                                           201                 189
  Class B-issued 10,711,047 and 10,663,574
  at December 31, 2001 and March 31, 2001,
  respectively (convertible into Class A
  shares on a one-for-one basis)                         107                 107

Additional paid-in capital                            46,617              45,792
Retained earnings                                    100,695              79,907
Less:  Treasury Stock, 53,318 shares of
  Class A and 53,428 shares of Class B
  Common Stock at December 31, 2001
  and March 31, 2001                                     (55)                (55)
                                                   ---------           ---------
TOTAL  SHAREHOLDERS'  EQUITY                         147,565             125,942
                                                   ---------           ---------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY          $184,245            $151,417
                                                    ========            ========

See Accompanying Notes to Consolidated Financial Statements.

K-V PHARMACEUTICAL COMPANY AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (In thousands)

                                                       Nine Months Ended
                                                            December 31,
                                                 -----------------------------
                                                    2001                2000
                                                 ---------           ---------
Operating Activities
Net income                                       $  20,841           $  15,146
Adjustments to reconcile
   net income to net
   cash provided by operating
   activities:
   Depreciation, amortization and
   other non-cash charges                            4,861               4,266
   Change in deferred taxes                         (3,076)                304
   Change in deferred compensation                     225                 192
Changes in operating assets and
   liabilities:
   Increase in receivables, net                    (12,417)             (7,883)
   Decrease (increase) in inventories                   82              (1,432)
   Decrease (increase) in prepaids
   and other assets                                    693              (2,033)
   Increase (decrease) in accounts
   payable and accrued liabilities                  11,178              (4,136)
                                               -----------         -----------

  Net Cash Provided By Operating
  Activities                                        22,387               4,424
                                               -----------         -----------

Investing Activities
   Purchase of property and
   equipment, net                                   (5,518)             (6,556)
                                               -----------         -----------

Net Cash Used In Investing
   Activities                                       (5,518)             (6,556)
                                               -----------         -----------
Financing Activities
   Principal payments on long-term debt               (628)             (6,830)
   Proceeds from credit facility                         -               5,000
   Dividends paid on Preferred Stock                   (53)               (315)
   Exercise of Common Stock options                    835               4,799
                                              ------------         -----------

Net Cash Provided By Financing
   Activities                                          154               2,654
                                               -----------         -----------

Increase In Cash and Cash Equivalents               17,023                 522
Cash and Cash Equivalents at:
   Beginning of Year                                 4,128               3,443
                                               -----------         -----------
   End of Period                                $   21,151          $    3,965
                                               ===========          ==========

Non-Cash Investing and Financing
   Activities:
   Term loan refinanced                         $    2,489           $       -

See Accompanying Notes to Consolidated Financial Statements.

K-V PHARMACEUTICAL COMPANY AND SUBSIDIARIES
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE A  -  BASIS OF PRESENTATION

            The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month and nine-month periods ended December 31, 2001 are not necessarily indicative of the results that may be expected for the year ending March 31, 2002. For further information refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended March 31, 2001.

NOTE B  -  INVENTORIES

            Inventories consist of the following (in thousands):

                                 December 31, 2001         March 31, 2001
                                 -----------------         --------------
                                    (unaudited)
  Finished goods                       $15,456                  $15,119
  Work-in-process                        3,375                    3,604
  Raw materials                         13,944                   14,076
                                      --------                 --------
                                        32,775                   32,799
  Reserve for obsolescence                (646)                    (588)
                                    ----------               ----------
                                      $ 32,129                 $ 32,211
                                      ========                 ========

NOTE C -  CONVERTIBLE PREFERRED STOCK CONVERSION

            During the quarter ended June 30, 2001, 200,000 shares of Convertible Preferred Stock were converted, at a conversion rate of 5.625 to one, into 1,125,000 Class A Common Shares. Undeclared and unaccrued cumulative preferred dividends decreased to $365,600 or $9.14 per share on the remaining 40,000 convertible preferred shares outstanding from the $2.194 million at March 31, 2001.

NOTE D  -  EARNINGS PER SHARE

            The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

                                        Three Months Ended     Nine Months Ended
                                           December 31,            December 31,
                                      ---------------------    -----------------
                                         2001       2000        2001      2000
                                      --------    -------     -------   --------
Numerator:
Net income                              $8,148     $5,371     $20,841    $15,146

Preferred Stock dividends                  (18)      (105)        (53)      (315)
                                       -------   --------     -------   --------

Numerator for basic earnings per
   share-income available to common
   shareholders                          8,130      5,266      20,788     14,831

Effect of dilutive securities:
   Preferred Stock dividends                18        105          53        315
                                      --------   --------    --------   --------

Numerator for diluted earnings per
   share-income available to
   common shareholders after
   assumed conversions                  $8,148     $5,371     $20,841    $15,146
                                        ======     ======     =======    =======

Denominator:
Denominator for basic earnings per
   share-weighted-average shares        30,720     29,200      30,296     28,852
                                       -------    -------     -------    -------

Effect of dilutive securities:
   Stock options                         1,282      1,683       1,278      1,794
   Convertible Preferred Stock             225      1,350         589      1,350
                                      --------    -------   ---------   --------

Dilutive potential Common Shares         1,507      3,033       1,867      3,144
                                      --------    -------    --------   --------

Denominator for diluted earnings
   per share-adjusted weighted-average
   shares and assumed conversions       32,227     32,233      32,163     31,996
                                        ======     ======      ======     ======

Basic Earnings Per Share (1):           $0.26      $0.18       $0.69      $0.51
                                        =====      =====       =====      =====

Diluted Earnings Per Share (1)(2):      $0.25      $0.17       $0.65      $0.47
                                        =====      =====       =====      =====

            (1)   The two-class method for Class A and Class B Common Stock is not presented because the earnings per share are equivalent to the if converted method since dividends were not declared or paid and each class of Common Stock has equal ownership of the Company.

            (2)   When the exercise price for employee stock options is greater than the average market price of the related stock, the options are considered anti-dilutive and not included in the computation of diluted earnings per share. At December 31, 2001 and 2000, there were no anti-dilutive shares.

NOTE E  -  SEGMENT FINANCIAL INFORMATION

            The reportable segments of the Company are branded products, specialty generics, specialty materials and contract services. Segment profits are measured based on income before taxes and are determined based on each segment's direct revenues and expenses. Corporate general and administrative expenses, amortization and interest expense, research and development expense and other income, are included in the "All Other" category in the following segment information.

                                                              Mfg. &
Three Months Ended        Branded    Specialty    Specialty  Contract     All
 December 31,            Products     Generics    Materials  Services    Other
--------------           --------     --------    ---------  --------    -----
(in thousands)

Total Revenue      2001   $10,644     $36,521      $4,540   $   943     $   77
                   2000     6,618      32,193       4,083       687        196

Segment Profits    2001     2,234      19,502         929       638    (10,521)
                   2000    (1,439)     17,081       1,038      (175)    (8,126)

Identifiable       2001     7,403      42,752       8,339    41,144     85,765
Assets             2000     7,351      37,066       9,164    36,075     65,743

Property and       2001        15          45          34     1,208        827
Equipment          2000         9           -           -     1,398        546
Additions

Depreciation and   2001        17          19          35       846        773
Amortization       2000         8          56          39       641        691

Nine Months Ended
December 31,
---------------
(in thousands)

Total Revenue      2001   $27,667    $108,697     $14,394    $2,156   $    232
                   2000    15,145      97,569      12,627     2,329        217

Segment Profits    2001     3,164      54,570       2,914       523    (28,479)
                   2000    (6,766)     51,226       3,216      (175)   (23,685)

Property and       2001       280         123         140     3,363      1,612
Equipment          2000       162         197          56     4,197      1,944
Additions

Depreciation and   2001        50          61         109     2,415      2,226
Amortization       2000        69         109         115     2,011      1,962

Three Months Ended
 December 31,                Eliminations    Consolidated
--------------               ------------    ------------
(in thousands)

Total Revenue      2001       $     -        $   52,725
                   2000             -            43,777

Segment Profits    2001             -            12,782
                   2000             -             8,379

Identifiable       2001        (1,158)          184,245
Assets             2000        (1,158)          154,241

Property and       2001             -             2,129
Equipment          2000             -             1,953
Additions

Depreciation and   2001             -             1,690
Amortization       2000             -             1,435

Nine Months Ended
December 31,
---------------
(in thousands)

Total Revenue      2001       $     -       $   153,146
                   2000             -           127,887

Segment Profits    2001             -            32,692
                   2000             -            23,816

Property and       2001             -             5,518
Equipment          2000             -             6,556
Additions

Depreciation and   2001             -             4,861
Amortization       2000             -             4,266

NOTE F  -  RECENTLY ISSUED ACCOUNTING STANDARDS

            In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets. SFAS 141 requires the use of the purchase method of accounting and prohibits the use of the pooling-of-interest method of accounting for business combinations initiated after June 30, 2001. SFAS 141 also requires that the Company recognize acquired intangible assets apart from goodwill if the acquired intangible assets meet certain criteria. SFAS 141 applies to all business combinations initiated after June 30, 2001 and for purchase business combinations completed on or after July 1, 2001. It also requires, upon adoption of SFAS 142, that the Company reclassify the carrying amounts of intangible assets and goodwill based on the criteria in SFAS 141.

            SFAS 142 addresses accounting for intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) at acquisition. The statement also addresses accounting for goodwill and other intangible assets after they have been initially recognized in the financial statements. SFAS 142 requires, among other things, that companies no longer amortize goodwill, but instead test goodwill for impairment at least annually using fair values. In addition, SFAS 142 requires that the Company identify reporting units for the purpose of assessing potential future impairments of goodwill, reassess the useful lives of other existing recognized intangible assets, and cease amortization of intangible assets with an indefinite useful life. An intangible asset with an indefinite useful life must be tested at least annually for impairment in accordance with the guidance in SFAS 142. SFAS 142 is required to be applied in fiscal years beginning after December 15, 2001 to all goodwill and other intangible assets recorded at that date, regardless of when those assets were initially recognized. SFAS 142 requires the Company to complete a transitional goodwill impairment test six months from the date of adoption. The Company is also required to reassess the useful lives of other intangible assets within the first interim quarter after adoption of SFAS 142.

            The Company's previous business combinations were accounted for using the purchase method. As of December 31, 2001, the net carrying amount of goodwill and other intangible assets was $570,000 and $40.9 million, respectively. Goodwill relates to an acquisition that occurred prior to June 30, 2001, and amortization will be discontinued in fiscal year 2003. Amortization of goodwill during the three-month and nine-month periods ended December 31, 2001 was $14,000 and $42,000, respectively. At this time, management has not estimated the extent of impairment, if any, of goodwill that may need to be recorded in fiscal 2003 and has not made an assessment of which intangible assets, if any, have indefinite lives. Amortization of other intangible assets during the three-month and nine-month periods ended December 31, 2001 was $578,000 and $1.7 million, respectively.

            In August 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations and SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This statement is effective for fiscal years beginning after June 15, 2002. SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. It supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of, and certain provisions of Accounting Principles Board Opinion No. 30, Reporting the Effects of Disposal of a Segment of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business. This statement is effective for fiscal years beginning after December 15, 2001. The Company has not yet determined how the adoption of SFAS 143 and SFAS 144 will impact its financial position and results of operations.

NOTE G  -  CONTINGENCIES

            ETHEX Corporation, a wholly-owned subsidiary of the Company, and K-V Pharmaceutical Company are defendants in a lawsuit styled, Healthpoint, Ltd. v. ETHEX Corporation. On September 28, 2001, the jury returned verdicts, in the form of answers to special interrogatories, against ETHEX on certain false advertising, unfair competition and misappropriation claims and awarded damages aggregating $16.5 million. The court will enter a judgment after consideration of the post-trial motions. The court's judgment may then be appealed. The Company believes that the jury's recommended award is excessive and is not sufficiently supported by the facts or the law. The court may or may not accept the jury's verdicts. The Company is vigorously pursuing post-trial procedures to challenge the jury's findings and, if necessary, to appeal any adverse judgment that the court may enter. The Company and its counsel are not presently able to predict the outcome of the matter and cannot reasonably estimate the Company's ultimate liability, if any. Accordingly, the Company has not recorded any contingent liability on its financial statements related to this matter.

            From time to time, the Company becomes involved in various legal matters in the ordinary course of business.

NOTE H  -  REVOLVING CREDIT AGREEMENT

            During December 2001, the Company increased its revolving credit agreement with LaSalle National Bank to $60 million. The revised agreement provides for the continuation of the Company's $40 million revolving line of credit along with a supplemental credit line of $20 million for financing acquisitions. These credit facilities expire in October 2004 and December 2002, respectively. The revolving credit lines are unsecured and interest is charged at the lower of the prime rate or the LIBOR rate plus 150 basis points.

            At December 31, 2001, the Company had $3.6 million in open letters of credit issued under the credit facilities. The loan agreement includes covenants that impose minimum levels of earnings before interest, taxes, depreciation and amortization, a maximum funded debt ratio, and a limit on capital expenditures and dividend payments. As of December 31, 2001, the Company was in compliance with all of its covenants.

"Safe Harbor" Statement

            The materials in this Form 10-Q may contain various forward-looking statements within the meaning of the United States Private Securities Litigation Reform Act of 1995 ("PSLRA") and which may be based on or include assumptions, concerning the Company's operations, future results and prospects. Such statements may be identified by the use of words like "plans", "expect", "aim", "believe", "projects", "anticipate", "intend", "estimate", "will", "should", "could" and other expressions that indicate future events and trends. All statements that address expectations or projections about the future, including without limitation, statements about the Company's strategy for growth, product development, market positions, expenditures and financial results, are forward-looking statements.

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

Item 2.  Management's Discussion and Analysis of Results of Operations and Financial Condition

            (a)  Results of Operations

            Revenues.  Net revenues for the quarter ended December 31, 2001 increased $8.9 million, or 20%, to $52.7 million from $43.8 million for the corresponding quarter in the prior year. For the nine months ended December 31, 2001, net revenues increased $25.2 million, or 20%, to $153.1 million from $127.9 million for the corresponding period in the prior year. The increase in net revenues for both the quarter and nine-month periods was due primarily to higher sales of branded products, specialty generics, and specialty material products.

            Branded product sales increased $4.0 million, or 61%, to $10.6 million for the quarter due to higher sales of women's healthcare products. For the nine-month period, branded product sales increased $12.5 million, or 83%, to $27.7 million due to increased sales volume along all product categories. The women's healthcare family of products had sales increases of $4.0 million, or 105%, and $9.1 million, or 93%, for the quarter and nine-month periods, respectively, due to continued volume-driven increases in market share. Initial shipments of a new product, PrimaCare(R), were made in late December 2001, with introduction planned for February 2002. PrimaCare(R)is a prescription prenatal/postnatal multivitamin and mineral supplement with essential fatty acids. It is the only prescription product with essential fatty acids specially designed to help provide nutritional support for women during postpartum recovery and throughout the childbearing years. PrimaCare(R)also helps support neonatal development in nursing infants. Gynazole-1, a vaginal antifungal product introduced in the prior year's first fiscal quarter, continued to benefit from an increase in market share. During the quarter, sales of Gynazole-1 increased $1.6 million, or 129%, and for the nine-month period, sales of this product increased $3.9 million, or 140%. By the end of the quarter, Gynazole-1 had garnered 11.5% of the prescription vaginal cream market. The cardiovascular product line sales remained relatively consistent for the quarter and were up slightly for the nine-month period as customer inventories returned to normal levels.

            Specialty generic product sales increased $4.3 million, or 13%, to $36.5 million for the quarter and $11.1 million, or 11%, to $108.7 million for the nine-month period. The increase in specialty generic sales for the quarter was attributable to a $6.7 million increase in the sales volume of existing products coupled with $3.1 million of incremental sales from new products. These increases were partially offset by $5.5 million of product price erosion. For the nine-month period, specialty generic sales were impacted by $16.9 million of increased sales volume for existing products and $5.0 million of incremental sales on new products. The increased sales volume for the nine-month period was partially offset by $10.8 million of product price erosion. The price erosion experienced during both the quarter and nine-month periods resulted primarily from normal and expected competitive pricing pressures on certain products.

            Net revenues of specialty material products increased $.5 million, or 11%, to $4.5 million for the quarter and increased $1.8 million, or 14%, to $14.4 million for the nine-month period due primarily to sales of new products and increased sales of existing products.

            Costs and Expenses.   Manufacturing costs increased $2.3 million, or 13%, to $19.3 million for the quarter and $7.0 million, or 14%, to $58.1 million for the nine-month period. The increase in manufacturing costs for both the quarter and nine-month periods was mainly attributable to the increased level of product sales. Manufacturing costs as a percentage of net revenues decreased to 37% and 38%, for the quarter and nine-month periods, respectively, compared to 39% and 40%, for the comparative prior quarter and nine-month periods, respectively. The lower manufacturing cost percentages resulted primarily from an improved mix in product sales attributable to higher margin branded products comprising a larger percentage of net revenues and manufacturing efficiencies caused by increased production during the quarter, partially offset by the generic price erosion described above. Branded product sales comprised 20% and 18% of net revenues for the quarter and nine-month periods, respectively, as compared to 15% and 12% of net revenues for both the comparative prior quarter and nine-month periods, respectively. Production volume was 20% higher for the quarter and 30% higher for the nine-month period compared to the prior year comparative periods.

            Research and development expenses increased $.7 million, or 30%, to $3.0 million (5.7% of net revenues) for the quarter and $1.4 million, or 21%, to $8.0 million (5.2% of net revenues) for the nine-month period. The increase in research and development expense for both the quarter and nine-month periods was due to higher costs associated with clinical testing connected to the Company's internal product development efforts and higher personnel expenses related to expansion of the Company's research and development staff. The increase in the nine-month period was partially offset by $.6 million of non-recurring payments made in the prior year's first fiscal quarter related to product co-development projects. The Company plans to continue its new product development efforts and will continue allocating a high level of expenditures for research, clinical and regulatory efforts.

            Selling and administrative expenses increased $1.6 million, or 10%, to $16.9 million for the quarter and $8.6 million, or 20%, to $52.4 million for the nine-month period. The increase in selling and administrative expenses for both the quarter and nine-month periods was due primarily to an increase in Company management, administrative and marketing personnel costs and higher legal expenses.

            Interest expense decreased $.1 million and $.6 million for the quarter and nine-month periods, respectively, due to a corresponding reduction in debt.

            Net Income.   As a result of the factors described above, net income improved for the quarter by $2.8 million, or 52%, to $8.1 million and for the nine-month period by $5.7 million, or 38%, to $20.8 million.

            (b)  Liquidity and Capital Resources

            The Company's cash and cash equivalents and working capital were $21.2 million and $70.5 million, respectively, at December 31, 2001, compared to $4.1 million and $ 50.9 million, respectively, at March 31, 2001. The increasing level of product sales continues to be the primary source of operating capital used to fund the Company's businesses. The net cash flow from operating activities was $22.4 million for the nine-month period ended December 31, 2001 compared to $4.4 million for the prior year's comparative nine-month period. Operating cash flow increased primarily as a result of higher net income and increased accounts payable. These increases were partially offset by increased receivables. The increase in accounts payable was reflective of higher trade payables, which resulted from the timing of various material purchases. The increase in receivables resulted primarily from a greater number of specialty generic product orders being shipped near the end of the quarter.

            Capital expenditures of $5.5 million for the nine months ended December 31, 2001 were funded by net cash flows from operating activities. The Company's investment in capital assets was made primarily for purchasing machinery and equipment to upgrade and expand the Company's pharmaceutical manufacturing and distribution capabilities.

            Long-term debt decreased to $4.7 million at December 31, 2001 compared to $5.1 million at March 31, 2001. The decrease resulted from principal payments made during the nine months ended December 31, 2001. In December 2001, the Company refinanced a $2.5 million building mortgage that was due in June 2002. The building mortgage bears interest at 7.57% and is due in December 2006.

            During December 2001, the Company increased its revolving credit agreement with LaSalle National Bank to $60 million. The revised agreement provides for the continuation of the Company's $40 million revolving line of credit along with a supplemental credit line of $20 million for financing acquisitions. The revolving credit lines are unsecured.

            The Company believes its cash and cash equivalents balance, cash flows from operations and funds available under its credit facilities will be adequate to fund operating activities for the presently foreseeable future, including the payment of short-term and long-term debt obligations, capital improvements, product development activities and expansion of marketing capabilities for the branded pharmaceutical business. However, the Company continues to examine opportunities to expand its business through the acquisition of or investment in companies, technologies, product rights or other investments that are compatible with its existing business. The Company intends to use its available cash to help in funding any acquisitions or investments. As such, cash has been invested in short-term, highly liquid instruments. The Company may also use funds available under its credit facilities, or financing sources that subsequently become available, including the issuance of additional debt or equity securities, to fund such acquisitions or investments. If the Company was to fund one or more such acquisitions or investments, the Company's capital resources, financial condition and results of operations could be materially impacted in future periods.

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

Item 3.   Variable Rate Risks.

            Advances to the Company under the Company's credit facilities bear interest at a rate that varies consistent with increases or decreases in the publicly-announced prime rate [and/or the LIBOR rate with respect to LIBOR-related loans, if any]. A material increase in such rates could significantly increase borrowing expenses. The Company did not have any cash borrowings under the credit facilities at December 31, 2001.

PART II.   -   OTHER INFORMATION

Item 1.  Legal Proceedings.

            ETHEX Corporation, a wholly-owned subsidiary of the Company, and K-V Pharmaceutical Company are defendants in a lawsuit styled, Healthpoint, Ltd. v. ETHEX Corporation pending in federal court in the Western District of Texas, San Antonio Division. The suit was filed by Healthpoint, Ltd. on August 3, 2001, and was later joined by affiliated companies. In general, the plaintiffs allege that ETHEX's promotion of its Ethezyme(TM) product as an alternative to Healthpoint's Accuzyme(R) product resulted in false and misleading statements under various federal and state laws, and constitutes unfair competition and misappropriation. The case went to a jury trial on September 10, 2001, and on September 28, 2001, the jury returned verdicts, in the form of answers to special interrogatories, against ETHEX on certain false advertising, unfair competition and misappropriation claims and awarded damages aggregating $16.5 million. The court may or may not accept the jury's verdicts. The court will enter a judgment after consideration of post-trial motions. The court's judgment may then be appealed. The Company believes that the jury's recommended award is excessive and is not sufficiently supported by the facts or the law. The Company is vigorously pursuing post-trial procedures to challenge the jury's findings and, if necessary, to appeal any adverse judgment that the court may enter.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

K-V PHARMACEUTICAL COMPANY

Date: February 14, 2002	By: /s/ Marc S. Hermelin Marc S. Hermelin Vice Chairman of the Board (Principal Executive Officer)

Date: February 14, 2002	By: /s/ Gerald R. Mitchell Gerald R. Mitchell Vice President, Treasurer and Chief Financial Officer (Principal Financial and Accounting Officer)