Form 10-K
period 2002-03-31
KV PHARMACEUTICAL CO /DE/
filed 2002-06-07
CIK 57055

_______________________________________________________________________________

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the fiscal year ended March 31, 2002

                         Commission file number 1-9601

                           K-V Pharmaceutical Company
                             2503 South Hanley Road
                              St. Louis, MO 63144
                                 (314) 645-6600

Incorporated in Delaware              IRS Employer identification No. 43-0618919

          Securities Registered Pursuant to Section 12(b) of the Act:

Class A Common Stock par value $.01 per share           New York Stock Exchange
Class B Common Stock par value $.01 per share           New York Stock Exchange

          Securities Registered Pursuant to Section 12(g) of the Act:
         7% Cumulative Convertible Preferred, par value $.01 per share

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the 15,946,635 shares of Class A and 5,107,068 shares of Class B Common Stock held by nonaffiliates of the Registrant as of May 29, 2002, was $501,521,671 and $165,469,003, respectively. As of May 29,
2002, the Registrant had outstanding 20,130,733 and 10,658,222 shares of Class A and Class B Common Stock, respectively, exclusive of treasury shares.

                      DOCUMENTS INCORPORATED BY REFERENCE

Part III: Portions of the definitive proxy statement of the Registrant (to be filed pursuant to Regulation 14A for Registrant's 2002 Annual Meeting of Shareholders, which involves the election of directors), are incorporated by reference into Items 10, 11, 12 and 13 to the extent stated in such items.

_______________________________________________________________________________

           CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This Form 10-K, including the documents that we incorporate herein by reference, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Any statements about our expectations, beliefs, plans, objectives, assumptions or future events or performance are not historical facts and may be forward-looking. These statements are often, but not always, made through the use of words or phrases such as "anticipate," "estimate," "plans," "projects," "continuing," "ongoing," "expects," "management believes," "we believe," "we intend" and similar words or phrases. Accordingly, these statements involve estimates, assumptions and uncertainties that could cause actual results to differ materially from those expressed in them. Any forward-looking statements are qualified in their entirety by reference to the factors discussed throughout this Form 10-K.

Factors that could cause actual results to differ materially from the forward-looking statements include, but are not limited to, the following: (1) the degree to which we are successful in developing new products and commercializing products under development; (2) the degree to which we are successful in acquiring new pharmaceutical products, drug delivery technologies and/or companies that offer these properties; (3) the difficulty of predicting FDA approvals; (4) acceptance and demand for new pharmaceutical products; (5) the impact of competitive products and pricing; (6) the availability of raw materials; (7) the regulatory environment; (8) fluctuations in operating results; (9) the difficulty of predicting the pattern of inventory movements by our customers; (10) the impact of competitive response to our efforts to leverage our brand power with product innovation, promotional programs, and new advertising; (11) the risks detailed from time to time in our filings with the Securities and Exchange Commission; (12) the availability of third-party reimbursement for our products; and (13) our dependence on sales to a limited number of large pharmacy chains and wholesale drug distributors for a large portion of our total net sales.

Because the factors referred to above, as well as the statements included under the caption "Narrative Description of Business," "Management's Discussion and Analysis of Financial Condition and Results of Operations," and elsewhere in this Form 10-K, could cause actual results or outcomes to differ materially from those expressed in any forward-looking statements made by us or on our behalf, you should not place undue reliance on any forward-looking statements. Further, any forward-looking statement speaks only as of the date on which it is made and, unless applicable law requires to the contrary, we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events. New factors emerge from time to time, and it is not possible for us to predict which factors will arise, when they will arise and/or their effects. In addition, we cannot assess the impact of each factor on our business or financial condition or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.


ITEM 1. DESCRIPTION OF BUSINESS

     (a)   GENERAL DEVELOPMENT OF BUSINESS

           Generally, when we use the words "we," "our," "us" or "our company" we are referring to K-V Pharmaceutical Company and its wholly-owned subsidiaries, including Ther-Rx Corporation, ETHEX Corporation and Particle Dynamics, Inc.

           We were incorporated under the laws of Delaware in 1971 as a successor to a business originally founded in 1942. Victor M. Hermelin, our Chairman and founder, invented and obtained initial patents for early controlled release and enteric coating which became part of our core business and a platform for future drug delivery emphasis.

           We are a leader in the development of advanced drug delivery technologies which enhance the effectiveness of new therapeutic agents, existing pharmaceutical products and nutritional supplements. We have developed and patented a wide variety of drug delivery and formulation technologies which are primarily focused in four principal areas: SITE RELEASE(R) bioadhesives; tastemasking; controlled release; and quick dissolving tablets. We incorporate these technologies in the products we market to control and improve the absorption and utilization of active pharmaceutical compounds.

           In 1991, we established a generic marketing capability through a wholly-owned subsidiary, ETHEX Corporation ("ETHEX"), which makes it one of the only drug delivery research and development companies that also markets "technologically distinguished" generic products.

           In 1999, we established a wholly-owned subsidiary, Ther-Rx Corporation ("Ther-Rx"), to market branded pharmaceuticals directly to physician specialists.

           Our wholly-owned subsidiary, Particle Dynamics, Inc. ("PDI"), was acquired in 1972. Through PDI, we develop and market specialty value added raw materials, including drugs, directly compressible and microencapsulated products, and other products used in the pharmaceutical, nutritional, food, personal care and other markets.

           (Hereinafter, KV, ETHEX, PDI and Ther-Rx are sometimes referred to collectively as "We," "KV" or the "Company").

     (b)   INDUSTRY SEGMENTS

           We operate principally in four industry segments, consisting of branded products marketing, specialty generics marketing, specialty raw materials marketing and manufacturing, and pharmaceutical manufacturing. Our discussion of the Company's business and operating results is focused primarily on the marketing segments. Revenues are derived primarily from directly marketing our own technologically distinguished generic and brand-name products. Revenues may also be received in the form of licensing revenues and/or royalty payments based upon a percentage of the licensee's sales of the product, in addition to manufacturing revenues, when marketing rights to products using our advanced drug delivery technologies are licensed (see Note 18 to our consolidated financial statements).

     (c)   NARRATIVE DESCRIPTION OF BUSINESS

OVERVIEW

     We are a fully integrated specialty pharmaceutical company that develops, acquires, manufactures and markets technologically distinguished branded and generic prescription pharmaceutical products. We have a broad range of internal dosage form capabilities including tablets, capsules, creams, liquids and ointments. We conduct our branded pharmaceutical operations through Ther-Rx Corporation. Ther-Rx currently markets products focused on the women's health and cardiovascular therapeutic areas. We conduct our generic pharmaceutical operations through ETHEX Corporation, which focuses principally on technologically distinguished generic products in multiple therapeutic categories, with a particular emphasis on the cardiovascular, women's health, pain management and respiratory areas. Through Particle Dynamics, Inc., we also develop, manufacture and market technologically advanced, value-added raw material products for the pharmaceutical, nutritional, personal care, food and other markets.

     We have a broad portfolio of drug delivery technologies which we leverage to create technologically distinguished brand name and specialty generic products. We have developed and patented 14 drug delivery and formulation technologies primarily in four principal areas: SITE RELEASE(R) bioadhesives, oral controlled release, tastemasking, and quick dissolving tablets. We incorporate these technologies in the products we market to control and improve the absorption and utilization of active pharmaceutical compounds. These technologies provide a number of benefits, including reduced frequency of administration, reduced side effects, improved drug efficacy, enhanced patient compliance and improved taste.

     We have a long history of developing drug delivery technologies. In the 1950's, we received what we believe to be the first patents for sustained release delivery systems which enhance the convenience and effectiveness of pharmaceutical products. In our earlier years, we used our technologies to develop products for other drug marketers. Our technologies have been used in several well known products including Actifed(R) 12-hour, Sudafed(R) SA, Centrum Jr.(R) and Kaopectate(R) Chewable. More recently, we have chosen to focus our drug development expertise on internally developed products for our branded and generic pharmaceutical businesses. For example, since its inception in March 1999, our Ther-Rx business has launched five internally developed branded pharmaceutical products, all of which incorporate our drug delivery technologies. In addition, most of the internally developed generic products marketed by our ETHEX business incorporate one or more of our drug delivery technologies.

     Our drug delivery technology has allowed us to differentiate our products in the marketplace, both in the branded and generic pharmaceutical arenas. We believe that this differentiation provides substantial competitive advantages for our products, allowing us to establish a record of growth and profitability and a leadership position in certain segments of our industry. Over the past five years, we have grown net revenues and net income at compounded annual growth rates of 20.2% and 29.2%, respectively.

THER-RX -- OUR BRAND NAME PHARMACEUTICAL BUSINESS

     We established our Ther-Rx business in 1999 to market brand name pharmaceutical products which incorporate our proprietary technologies. We currently focus on the areas of women's health and cardiovascular therapeutic categories. Since its inception, Ther-Rx has introduced seven products, two of which were acquired and five of which were developed internally using our proprietary technologies. As we evaluate product development and acquisition opportunities, we may expand our therapeutic focus. Ther-Rx generated $40.4 million of net sales during fiscal 2002, which represented 19.8% of our net revenues.

     We established our women's health care franchise through the August 1999 acquisition of PreCare(R), a prescription prenatal vitamin, from UCB Pharma, Inc. Since the acquisition, Ther-Rx reformulated the original product incorporating our controlled release technology and proprietary ingredients, and subsequently has launched four internally developed products as extensions to the PreCare(R) product line. Building upon the PreCare(R) acquisition, we have developed a line of proprietary products which makes Ther-Rx the leading provider of branded prescription prenatal vitamins in the United States.

     The first of our internally developed, patented line extensions to PreCare(R) was PreCare(R) Chewables, the world's first prescription chewable prenatal vitamin. PreCare(R) Chewables address a longstanding challenge to improve pregnant women's compliance with prenatal vitamin regimens by alleviating the difficulty that patients experience in swallowing large prenatal pills. Ther-Rx's second internally developed product, PremesisRx(TM), is an innovative prenatal prescription product that incorporates our controlled release Vitamin B(6). This product is designed for use in conjunction with a physician-supervised program to reduce pregnancy-related nausea and vomiting, which is experienced by 50% to 90% of women. The third product, PreCare(R) Conceive(TM), is the first single nutritional pre-conception supplement designed for use by both men and women. The fourth product, PrimaCare(TM), is the first prescription prenatal/postnatal nutritional supplement with essential fatty acids specially designed to help provide nutritional support for women during pregnancy, postpartum recovery and throughout the childbearing years. All of the products in the PreCare(R) product line have been formulated to contain 1 mg. of folic acid, which has been shown to reduce the incidence of fetal neural tube defects by at least 50%.

     In June 2000, Ther-Rx launched its first new drug application, or NDA, approved product, Gynazole-1(R), the only one-dose prescription cream treatment for vaginal yeast infections. Gynazole-1(R) incorporates our patented drug delivery technology, VagiSite(R), the only clinically proven and Federal Food and Drug Administration, or FDA, approved controlled release bioadhesive system. Since its launch, the product has gained a 13% market share in the U.S. prescription vaginal antifungal cream market. In addition, we have entered into four licensing agreements for the right to market Gynazole-1(R) in 49 countries outside of the United States. We expect to continue to license marketing rights for Gynazole-1(R) in additional international markets.

     Ther-Rx's cardiovascular product line consists of Micro-K(R), an extended-release potassium supplement used to replenish the electrolytes, primarily in patients who are on medication which depletes the levels of potassium in the body. We acquired Micro-K(R) in March 1999 from the pharmaceutical division of Wyeth.

     Ther-Rx has approximately 150 specialty sales representatives. Ther-Rx's sales force focuses on physician specialists who are identified through available market research as frequent prescribers of our prescription products. Ther-Rx also has a corporate sales and marketing management team dedicated to planning and managing Ther-Rx's sales and marketing efforts.

ETHEX -- OUR TECHNOLOGICALLY DISTINGUISHED GENERIC DRUG BUSINESS

     We established ETHEX, currently our largest business segment, in 1990 to utilize our portfolio of drug delivery systems to develop and market hard-to-copy generic pharmaceuticals. By focusing on difficult to produce niche generic products, we often experience limited competition for our products. As a result, many of our generic products enjoy high gross margins.

     We have incorporated our proprietary drug delivery technology in many of our generic pharmaceutical products. For example, we have included METER RELEASE(R), one of our proprietary controlled release technologies, into the only generic equivalent to Norpace(R) CR, an antiarrhythmic that is taken twice daily. Further, we have used our KV/24(R) once daily technology in the generic equivalent to IMDUR(R), a cardiovascular drug that is taken once per day. In addition, utilizing our specialty manufacturing expertise and a sublingual delivery system, we produced and marketed the first non-branded alternative to Nitrostat(R) sublingual, an anti-angina product which historically has been difficult to manufacture.

     To capitalize on ETHEX's unique generic product capabilities, we continue to expand our generic product portfolio. Over the past two years, we have introduced more than 20 new generic products and have a number of generic products currently in development. In the first six months of calendar year 2002, we have received five new abbreviated new drug application, or ANDA, approvals and have several currently pending.

     ETHEX's current product line consists of more than 80 products, of which approximately 58% are identified by IMS as the leading products in their respective generic categories. ETHEX's net sales were $141.0 million for fiscal 2002, which represented 69.1% of our net revenues. ETHEX primarily focuses on the therapeutic categories of cardiovascular, women's health, pain management and respiratory, leveraging our expertise in developing and manufacturing products in these areas. In addition, we pursue opportunities outside of these categories where we also may differentiate our products based upon our proprietary drug delivery technology and our specialty manufacturing expertise.

     CARDIOVASCULAR. ETHEX currently markets 17 products in its cardiovascular line, including products to treat angina, arrhythmia and hypertension, as well as for potassium supplementation. In addition to the generic versions of IMDUR(R) and Norpace CR(R), we recently received approvals to market the generic equivalents to Cardura(R) and Rythmol(R). The cardiovascular line accounted for approximately 45% of ETHEX's net revenues in fiscal 2002.

     WOMEN'S HEALTH CARE. ETHEX currently markets 18 products in its women's health care line, all of which are prescription prenatal vitamins. Based on the number of units sold, ETHEX is the leading provider of prescription prenatal vitamins in the United States. The women's health care line accounted for approximately 16% of ETHEX's net revenues in fiscal 2002.

     PAIN MANAGEMENT. ETHEX currently markets 13 products in its pain management line. Included in this line are several controlled substance drugs, such as morphine and hydromorphone, as well as oxycodone capsules, which are currently the only alternative to OxyIR(R) capsules. The pain management line accounted for approximately 11% of ETHEX's net revenues in fiscal 2002.

     RESPIRATORY. ETHEX currently markets over 20 products in its respiratory line, which consists primarily of cough/cold products. ETHEX is the leading provider on a unit basis of prescription cough/ cold products in the United States today. The cough/cold line accounted for approximately 16% of ETHEX's net revenues in fiscal 2002.

     OTHER THERAPEUTICS. In addition to our core therapeutic lines, ETHEX markets over 20 products in the gastrointestinal, dermatological, anti-inflammatory, digestive enzyme and general nutritional categories. These categories accounted for approximately 12% of ETHEX's net revenues in fiscal 2002.

     ETHEX has a dedicated sales and marketing team, which includes an outside sales team of regional managers and national account managers and an inside sales team. The outside sales force calls on wholesalers and distributors and national drugstore chains, as well as hospitals, nursing homes, independent pharmacies and mail order firms. The inside sales force calls on independent pharmacies to create pull-through at the wholesale level.

PARTICLE DYNAMICS, INC. -- OUR VALUE-ADDED RAW MATERIAL BUSINESS

     Particle Dynamics develops and markets specialty raw material product lines for the pharmaceutical, nutritional, food and personal care industries. Its products include value-added active drug molecules, vitamins, minerals and other raw material ingredients that provide benefits such as improved taste, altered or controlled release profiles, enhanced product stability or more efficient and other manufacturing process advantages and benefits. Particle Dynamics is also a significant supplier of value-added raw material for our Ther-Rx and ETHEX businesses. Net sales for Particle Dynamics were $19.6 million in fiscal 2002, which represented 9.6% of our net revenues. Particle Dynamics currently offers three distinct lines of specialty raw material products:

     - DESCOTE(R) is a family of microencapsulated tastemasked vitamins and minerals for use in chewable nutritional products, quick dissolve dosage forms, foods, children's vitamins and other products. This technology is incorporated in Centrum(R) and Centrum Jr.(R) vitamins and Flintstones(R), Bugs Bunny(R) and One a Day(R) vitamins.

     - DESTAB(TM) is a family of direct compression products that enables pharmaceutical manufacturers to produce tablets and caplets more efficiently and economically. This technology is incorporated in Di-gel(R), Maalox(R) Quick Dissolve, Tylenol PM(R) and Mylanta(R) gelcaps, Centrum(R) and Centrum Jr.(R) vitamins and Flintstones(R), Bugs Bunny(R) and One a Day(R) vitamins.

     - MicroMask(TM) is a family of products designed to alleviate problems associated with swallowing tablets. This is accomplished by offering superior tasting, chewable or quick dissolving dosage forms of medication. This technology is incorporated in Triaminic(R) Soft Chew and Children's Sudafed(R). In addition, we use MicroMask(TM) technology in PreCare(R) Prenatal caplet, PreCare(R) Chewables and PreCare(R) Conceive(TM), all of which are marketed by Ther-Rx.

STRATEGIES

     Our goal is to enhance our position as a leading specialty pharmaceutical company that utilizes its expanding drug delivery expertise to bring technologically distinguished brand name and generic products to market. Our strategies incorporate the following key elements:

     INTERNALLY DEVELOP BRAND NAME PRODUCTS. We apply our existing drug delivery technologies, research and development and manufacturing expertise to introduce new products which can expand our existing franchises. Since the acquisition and reformulation of PreCare(R), we have successfully introduced four internally developed brand name products, including PreCare(R) Chewables, PremesisRx(TM), PreCare(R) Conceive(TM) and PrimaCare(TM). These products incorporate our proprietary oral extended release and tastemasking technologies. In June 2000, Ther-Rx launched its first NDA approved product, Gynazole-1(R), the only one-dose prescription cream treatment for vaginal yeast infections. We plan to continue to use our research and development, manufacturing and marketing expertise to create unique brand name products within our core therapeutic areas. We currently have a number of products in clinical development, including product candidates in Phase III clinical trials.

     CAPITALIZE ON ACQUISITION OPPORTUNITIES. We actively seek acquisition opportunities for both Ther-Rx and ETHEX. Ther-Rx continually looks for platform acquisition opportunities similar to PreCare(R) around which we can build franchises. We believe that consolidation among large pharmaceutical companies, coupled with cost-containment pressures, has increased the level of sales necessary for an individual product to justify active marketing and promotion. This has led large pharmaceutical companies to focus their marketing efforts on drugs with higher volume sales, newer or novel drugs which have the potential for high volume sales and products which fit within core therapeutic or marketing priorities. As a result, major pharmaceutical companies increasingly have sought to divest small or non-strategic product lines, which can be profitable for specialty pharmaceutical companies like us.

     In making acquisitions, we apply several important criteria in our decision making process. We pursue products with the following attributes:

     - products which we believe have relevance for treatment of significant clinical needs;

     - promotionally sensitive maintenance drugs which require continual use over a long period of time, as opposed to more limited use products for acute indications;

     - products which are predominantly prescribed by physician specialists, which can be cost effectively marketed by our focused sales force; and

     - products which we believe have potential for technological enhancements and line extensions based upon our drug delivery technologies.

     FOCUS SALES EFFORTS ON HIGH VALUE NICHE MARKETS. We focus our Ther-Rx sales efforts on niche markets where we believe we can target a relatively narrow physician audience. Because our products are sold to specialty physician groups that tend to be relatively concentrated, we believe that we can address these markets cost effectively with a focused sales force. Currently, we have approximately 150 sales representatives who call on gynecologists and obstetricians. We plan to continue to build our sales force as necessary to accommodate future expansion of our product line.

     PURSUE ATTRACTIVE GROWTH OPPORTUNITIES WITHIN THE GENERIC INDUSTRY. We intend to continue to introduce generic counterparts to drugs whose patents have expired. When patents no longer protect a branded product, opportunities exist for ETHEX to introduce generic counterparts to branded products. Such generic or off-patent pharmaceutical products are generally sold at significantly lower prices than the branded product. Accordingly, off-patent pharmaceuticals provide a cost-efficient alternative to users of branded products. We believe the health care industry will continue to support growth in the generic pharmaceutical market and that industry trends favor generic product expansion into the managed care, long-term care and government contract markets. We further believe that our competitively priced, technologically distinguished generic products can help contain costs and improve patient compliance.

     ADVANCE EXISTING AND DEVELOP NEW DRUG DELIVERY TECHNOLOGIES. We believe our drug delivery platform of 14 distinguished technologies has unique breadth and depth. These technologies have enabled us to create innovative products, including Gynazole-1(R), the only one-dose vaginal antifungal prescription cream treatment for yeast infections, incorporating VagiSite(TM), our proprietary bioadhesive controlled release system. In addition, our tastemasking and controlled release systems are incorporated into our prenatal vitamins, providing them with differentiated benefits over other products on the market. We plan to continue to develop our drug delivery technologies and have identified various technologies with substantial growth potential, such as TransCell(TM), a novel bioadhesive, controlled release delivery system that may permit oral delivery of bioactive peptides and proteins that are normally degraded by stomach enzymes or first-pass liver effects.

OUR PROPRIETARY DRUG DELIVERY TECHNOLOGIES

     We are a leader in the development of proprietary drug delivery systems and formulation technologies which enhance the effectiveness of new therapeutic agents, existing pharmaceutical products and nutritional supplements. We have used many of these technologies to successfully commercialize technologically distinguished branded and generic products. Additionally, we continue to invest our resources in the development of new technologies. The following describes our principal drug delivery technologies.

     SITE RELEASE(R) TECHNOLOGIES. SITE RELEASE(R) is our largest family of technologies and includes eight systems designed specifically for oral, topical or interorificial use. These systems rely on controlled bioadhesive properties to optimize the delivery of drugs to either wet mucosal tissue or the skin and are the subject of issued patents and pending patent applications. Of the technologies developed, products using the VagiSite(TM) and DermaSite(TM) technologies have been successfully commercialized. Our fully developed technologies include the following:

     - VagiSite(TM) is a controlled release bioadhesive delivery system that incorporates advanced polyphasic principles to create a bioemulsion system delivering therapeutic agents to the vagina. We have outlicensed VagiSite(TM) for sale in international markets for the treatment of vaginal infections. VagiSite(TM) technology is used in Gynazole-1(R), a one-dose prescription cream treatment for vaginal yeast infections.

     - DermaSite(TM) is a semi-solid SITE RELEASE(R) configuration for topical applications to the skin. The bioadhesive and controlled release properties of the delivery platform have made possible the development of products requiring a significantly reduced frequency of application. DermaSite(TM) technology is used in Dermarin-L(TM), a topical antifungal product being marketed by the leading over-the-counter company in Japan, Taisho Pharmaceutical, Ltd.

     - OraSite(R) is a controlled release mucoadhesive delivery system administered orally in a solid or liquid form. A drug formulated with the OraSite(R) technology may be formulated as a liquid or as a lozenge in which the dosage form liquifies upon insertion and adheres to the mucosal surface of the mouth, throat and esophagus. OraSite(R) possesses characteristics particularly advantageous to therapeutic categories such as oral hygiene, sore throat and periodontal and upper gastointestinal tract disorders.

     - OraSert(TM) is a solid dosage-form application system specifically designed for localized delivery of active agents to the oral tissues. The product is formulated as a "cough drop" type tablet, which immediately liquifies upon placement in the mouth and bioadheres to mucosal tissue in the mouth, throat and esophagus. OraSert(TM) possesses characteristics particularly advantageous to therapeutic applications such as periodontal disease, respiratory conditions, pharyngeal conditions and upper gastrointestinal tract disorders.

     - BioSert(TM) is a bioadhesive delivery system in a solid insert formulation for vaginal or rectal administration, similar in appearance to a vaginal or rectal suppository, which can be used for both local and systemic delivery of drugs. The BioSert(TM) dosage form liquifies and bioadheres to vaginal or rectal tissues, which is of particular benefit when a patient can no longer tolerate orally administered medications. We are currently developing several drug products that utilize the BioSert(TM) technology, including non-steroidal anti-inflammatory drugs, or NSAIDs, and antifungals for a local effect and opioids for a systemic effect.

     In addition, the following SITE RELEASE(R) technologies are currently under development:

     - TransCell(TM) is a novel bioadhesive, controlled release delivery system that may permit oral delivery of bioactive peptides and proteins that are normally degraded by stomach enzymes or first-pass liver effects. The TransCell(TM) technology was specifically designed to provide an oral delivery alternative to biotechnology and other compounds that currently are delivered as injections or infused. In "proof of principle" and "proof of concept" studies conducted during fiscal 2002, the TransCell(TM) delivery system demonstrated the successful oral delivery of the hormone calcitonin, a drug used in the treatment and prevention of osteoporosis and to normalize calcium levels in renal dialysis patients.

     - OcuSite(TM) is a liquid, microemulsion delivery system intended for topical applications in the eye. The microemulsion formulation lends optical clarity to the application and is ideal for ophthalmic use. The bioadhesive and controlled release properties of this delivery system allow for reduced dosing regimentation.

     - PulmoSite(TM) applies bioadhesive and controlled release characteristics to drug agents that are to be inhaled for either local action to the lung or for systemic absorption.

     ORAL CONTROLLED RELEASE TECHNOLOGIES. The technological preeminence of our advanced drug delivery systems was established in the development of our three oral controlled release technologies, all of which have been commercialized. Our systems can be individually designed to achieve the desired release profile for a given drug. The release profile is dependent on many parameters, such as drug solubility, protein binding and site of absorption. Some of the products utilizing our oral controlled release systems in the market include Isosorbide-5-Mononitrate (an AB rated generic equivalent to IMDUR(R)) and Disopyramide Phosphate (an AB rated generic equivalent of Norpace(R) CR). Our patented technologies include the following:

     - KV/24(R) is a multi-particulate drug delivery system that encapsulates one or more drug compounds into spherical particles which release the active drug or drugs systemically over an 18- to 24-hour period, permitting the development of once-a-day drug formulations. We believe that our KV/24(R) oral dosing system is the only commercialized 24-hour oral controlled release system that is successfully able to incorporate more than one active compound.

     - METER RELEASE(R) is a polymer-based drug delivery system that offers different release characteristics than KV/24(R) and is used for products that require drug release rates of between eight and 12 hours. We have developed METER RELEASE(R) systems in tablet, capsule and caplet form that have been commercialized in ETHEX products in the cardiovascular, gastrointestinal and upper respiratory product categories.

     - MICRO RELEASE(R) is a microparticulate formulation that encapsulates therapeutic agents, employing smaller particles than KV/24(R) and METER RELEASE(R). This system is used to extend the release of drugs in the body where precise release profiles are less important.

       MICRO RELEASE(R) has been commercialized in prescription products marketed by ETHEX and Ther-Rx as well as over-the-counter nutritional products.

     TASTEMASKING TECHNOLOGIES. Our tastemasking technologies improve the taste of unpleasant drugs. Our three patented tastemasking systems can be applied to liquids, chewables or dry powders. We first introduced tastemasking technologies in 1991 and have utilized them in a number of Ther-Rx and

ETHEX products, including PreCare(R) Chewables and most of the liquid products that are sold in ETHEX's cough/cold line. Our patented technologies include the following:

     - LIQUETTE(R) is a tastemasking system that incorporates unpleasant tasting drugs into a hydrophilic and lipophilic polymer matrix to suppress the taste of a drug. This technology is used for mildly to moderately distasteful drugs where low manufacturing costs are particularly important.

     - FlavorTech(R) is a liquid formulation technology designed to reduce the objectionable taste of a wide variety of therapeutic products. FlavorTech(R) technology has been used in cough/cold syrup products sold by ETHEX and has special application to other products, such as antibiotic, geriatric and pediatric pharmaceuticals.

     - MicroMask(TM) is a tastemasking technology that incorporates a dry powder, microparticulate approach to reducing objectionable tastes by sequestering the unpleasant drug agent in a specialized matrix. This formulation technique has the effect of "shielding" the drug from the taste receptors without interfering with the dissolution and ultimate absorption of the agent within the gastrointestinal tract. MicroMask(TM) is a more potent tastemasking technology than LIQUETTE(R) and has been used in connection with two Ther-Rx products.

     QUICK DISSOLVING TECHNOLOGY. Our OraQuick(TM) system is a quick-dissolving tablet technology that provides the ability to tastemask, yet dissolves in the mouth in a matter of seconds. Most other quick-dissolving technologies offer either quickness at the expense of poor tastemasking or excellent tastemasking at the expense of quickness. While still under development, this system allows for a drug to be quickly dissolved in the mouth, and can be combined with tastemasking capabilities that offer a unique dosage form for the most bitter tasting drug compounds. We have been issued patents and have patents pending for this system with the PTO.

SALES AND MARKETING

     Ther-Rx has a national sales and marketing infrastructure which includes approximately 150 sales representatives dedicated to promoting and marketing our branded pharmaceutical products to targeted physician specialists. By targeting physician specialists, we believe we can compete successfully without the need to build a larger sales force. We also have a national sales management team, as well as a sales team dedicated to managed care and trade accounts and an inside sales team.

     We seek to increase the sales of our branded pharmaceutical products through physician sales calls and promotional efforts, including sampling, advertising and direct mail. For acquired branded products, we generally increase the level of physician sales calls and promotion relative to the previous owner. For example, with the PreCare(R) prenatal sales efforts, we increased the level of physician sales calls and sampling to the highest prescribers of prenatal vitamins. We also have enhanced our PreCare(R) brand franchise by launching four more line extensions to address unmet needs, including the launch of PreCare(R) Chewables, Premesis Rx(TM), PreCare(R) Conceive(TM) and PrimaCare(TM). The PreCare(R) product line enables us to deliver a full range of nutritional products for physicians to prescribe to women in their childbearing years. In addition, we added to our women's health care family of products in June 2000 with the introduction of our first NDA approved product, Gynazole-1(R), the only one-dose prescription cream treatment for yeast infections. By offering multiple products to the same group of physician specialists, we are able to maximize the effectiveness of our experienced sale force.

     ETHEX has an experienced sales and marketing team, which includes an outside sales team, regional account managers, national account managers and an inside sales team. The outside sales force calls on wholesalers, distributors and national drugstore chains, as well as hospitals, nursing homes, mail order firms and independent pharmacies. The inside sales team calls on independent pharmacies to create pull-through at the wholesale level.

     We believe that industry trends favor generic product expansion into the managed care, long-term care and government contract markets. Further, we believe that our competitively priced, technologically distinguished generic products can fulfill the increasing need of these markets to contain costs and improve patient compliance. Accordingly, we intend to continue to devote significant marketing resources to the penetration of such markets.

     Particle Dynamics has a specialized technical sales group that calls on the leading companies in the pharmaceutical, nutritional, personal care, food and other markets in the United States.

     During fiscal 2002 and 2001, the Company's three largest customers accounted for 20%, 19% and 13%, and 23%, 20% and 14%, respectively, of gross revenues. These customers were McKesson Drug Company, Cardinal Health and Amerisource Corporation, respectively. In fiscal 2000, the Company's two largest customers, McKesson Drug Company and Cardinal Health accounted for 18% and 12%, respectively, of the Company's gross revenue.

     Although we sell internationally, we do not have material operations or sales in foreign countries and our sales are not subject to unusual geographic concentration.

RESEARCH AND DEVELOPMENT

     Our research and development activities include the development of new and next generation drug delivery technologies, the formulation of brand name proprietary products and the development of technologically distinguished generic versions of previously approved brand name pharmaceutical products. In fiscal 2000, 2001 and 2002, total research and development expenses were $8.0 million, $9.3 million, and $10.7 million, respectively.

     Ther-Rx currently has a number of products in its research and development pipeline at various stages of development, including product candidates in Phase III clinical trials. We believe we have the technological expertise required to develop unique products to meet currently unmet needs in the area of women's health, as well as other therapeutic areas.

     ETHEX currently has more than 30 products in its research and development pipeline at various stages of development and exploration. Our development process consists of formulation, development and laboratory testing, and where required (1) preliminary bioequivalency studies of pilot batches of the manufactured product, (2) full scale bioequivalency studies using commercial quantities of the manufactured product and (3) submission of an ANDA, to the FDA. We believe that, unlike many generic drug companies, we have the technical expertise required to develop generic substitutes to the hard-to-copy branded pharmaceutical products.

     Since January 1, 2002, ETHEX has received five ANDA approvals from the FDA. The five products approved include generic equivalents to Rythmol(R), Buspar(R), Lortab(R) Elixir, K-Dur(R) and Prelone(R).

     In addition to our internal marketing efforts, we have licensed the exclusive rights to co-develop and market nine products with other drug delivery companies. These products will be generic equivalents to brand name products with aggregate annual sales totaling approximately $2.5 billion and are expected to be launched at various times beginning in fiscal 2005.

     Particle Dynamics currently has more than 20 products in its research and development pipeline at various stages of development. Particle Dynamics applies its technologies to a diverse number of active and inactive chemicals for more efficient processing of materials to achieve benefits such as prolonged action of release, tastemasking, making materials more site specific and other benefits. Typically, the finished products into which the specialty raw materials are incorporated do not require FDA approval. We expect to market a number of new specialty raw material products in fiscal 2003.

     We continually apply our scientific and development expertise to refine and enhance our existing drug delivery systems and formulation technologies and to create new technologies that may be used in our drug development programs. Certain of these technologies currently under development include advanced oral controlled release systems, quick dissolving oral delivery systems (with and without tastemasking characteristics) and transesophageal and intrapulmonary delivery technologies.

PATENTS AND OTHER PROPRIETARY RIGHTS

     Our policy is to file patent applications in appropriate situations to protect and preserve, for our own use, technology, inventions and improvements that we consider important to the development of our business. We currently hold domestic and foreign issued patents the last of which expires in 2018 relating to our controlled release, site-specific, quick dissolve and tastemasking technologies. We have been granted 28 U.S. patents and have 17 U.S. patent applications pending. In addition, we have 36 foreign issued patents and a total of 64 patent applications pending primarily in Canada, Europe, Australia, Japan and South Korea.

     Our success will also depend to a significant extent on our ability to obtain and enforce patents, maintain trade secret protection and operate without infringing on the proprietary rights of third parties. The pharmaceutical industry is crowded and a substantial number of patents have been issued. In addition, the patent position of pharmaceutical companies can be highly uncertain and frequently involves complex legal and factual questions. As a result, the breadth of claims allowed in patents relating to pharmaceutical applications or their enforceability cannot be predicted. To the extent we endeavor to protect our inventions outside the United States, statutory differences in patentable subject matter may limit the protection we can obtain. For example, methods of treating humans are not patentable in some countries outside of the United States. These and other issues may prevent us from obtaining patent protection outside of the United States. Patents are examined for patentability at patent offices against bodies of prior art which by their nature may be incomplete and imperfectly categorized. Therefore, even presuming that the examiner has been able to identify and cite the best prior art available to him during the examination process, any patent issued to us could later be found by a court or a patent office during post issuance proceedings to be invalid in view of newly-discovered prior art or already considered prior art. Furthermore, there are categories of "secret" prior art unavailable to any examiner, such as the prior inventive activities of others, which could form the basis for invalidating any patent. In addition, there are other reasons why a patent may be found to be invalid, such as an offer for sale or public use of the patented invention in the United States more than one year before the filing date of the patent application. Moreover, a patent may be deemed unenforceable if, for example, the inventor or the inventor's agents failed to disclose prior art to the U.S. Patent and Trademark Office, or PTO, that they knew was material to patentability.

     The coverage claimed in a patent application can be significantly reduced before a patent is issued, either in the United States or abroad. Consequently, there can be no assurance that any of our pending or future patent applications will result in the issuance of patents. Patents issued to us may be subjected to further proceedings limiting their scope and may not provide significant proprietary protection or competitive advantage. Our patents also may be challenged, circumvented, invalidated or deemed unenforceable. In addition, because patent applications in the United States filed prior to November 29, 2000 are currently maintained in secrecy until and unless patents issue, and patent applications in certain other countries generally are not published until more than 18 months after they are first filed (which generally is the case in the United States for applications filed on or after November 29, 2000), and because publication of discoveries in scientific or patent literature often lags behind actual discoveries, we cannot be certain that we or any licensor was the first creator of inventions covered by pending patent applications or that we or licensors will be entitled to any rights in purported inventions claimed in pending or future patent applications or that we or our licensors were the first to file patent applications on such inventions. Furthermore, patents already issued to us or our pending applications may become subject to dispute, and any dispute could be resolved against us. For example, we may become involved in re-examination, reissue or interference proceedings in the PTO, or opposition proceedings in a foreign country. The result of these proceedings can be the invalidation or substantial narrowing of our patent claims. We also could be subject to court proceedings that could find our patents invalid or unenforceable or could substantially narrow the scope of our patent claims. In addition, statutory differences in patentable subject matter may limit the protection we can obtain on some of our inventions outside of the United States. For example, methods of treating humans are not patentable in many countries outside of the United States. These and other issues may prevent us from obtaining patent protection outside of the United States.

     We also rely upon trade secrets, unpatented proprietary know-how and continuing technological innovation to develop and maintain our competitive position. We enter into confidentiality agreements with each of our employees and consultants upon the commencement of an employment or consulting relationship. These agreements generally provide that all inventions, ideas, discoveries, improvements and copyrightable material made or conceived by the individual arising out of the employment or consulting relationship and all confidential information developed or made known to the individual during the term of the relationship is our exclusive property. We cannot assure the enforceability of these agreements or that they will not be breached. We also cannot be certain that we will have adequate remedies for any breach. Disputes may arise concerning the ownership of intellectual property or the applicability or enforceability of our confidentiality agreements, and there can be no assurance that any such disputes would be resolved in our favor. Further, others may acquire or independently develop similar technology, or if patents are not issued with respect to products arising from research, we may not be able to maintain information pertinent to such research as proprietary technology or trade secrets.

     We currently own more than 45 U.S. and foreign trademark registrations and have also applied for trademark protection for the names of our proprietary controlled-release, tastemasking, site-specific and quick dissolve technologies. We intend to continue to trademark new technology and product names as they are developed.

     To protect our trademark, domain name, and related rights, we generally rely on trademark and unfair competition laws, which are subject to change. Some, but not all, of our trademarks are registered in the jurisdictions where they are used. Some of our other trademarks are the subject of pending applications in the jurisdictions where they are used or intended to be used and others are not.

     It is possible that third parties may own or could acquire rights in trademarks or domain names in the United States or abroad that are confusingly similar to or otherwise compete unfairly with our marks and domain names, or that our use of trademarks or domain names may infringe or otherwise violate the intellectual property rights of third parties. The use of similar marks or domain names by third parties could decrease the value of our trademarks or domain names and hurt our business, for which there may be no adequate remedy.

     We may be required to defend against charges of infringement of patent or other proprietary rights of third parties. Such defense could require us to incur substantial expense and to divert significant effort of our technical and management personnel, and could result in our loss of rights to develop or make certain products or require us to pay monetary damages or royalties to license proprietary rights from third parties. Although patent and other intellectual property disputes in the pharmaceutical product area have often been settled through licensing or similar arrangements, costs associated with such arrangements may be substantial and could include ongoing royalties. Furthermore, we cannot be certain that the necessary licenses would be available to us on acceptable terms, if at all. Accordingly, an adverse determination in a judicial or administrative proceeding or failure to obtain necessary licenses could prevent us from manufacturing and selling certain of our products. Litigation may also be necessary to enforce our patents against others or to protect our trademarks, know-how or trade secrets. Such litigation could result in substantial expense and there cannot be assurance that any litigation will be resolved in our favor.

MANUFACTURING AND FACILITIES

     We believe that our administrative, research, manufacturing and distribution facilities are an important factor in achieving our long-term growth objectives. All facilities, aggregating approximately 835,000 square feet, are located in the St. Louis, Missouri area. We own approximately 299,000 square feet, with the balance under various leases at pre-determined annual rates under agreements expiring from 2002 through 2012, subject in most cases to renewal at our option. We believe the facilities are suitable for the purposes for which they are used and adequate to meet our needs for at least the next three years.

     We manufacture drug products in liquid, semi-solid, tablet, capsule and caplet forms for distribution by Ther-Rx, ETHEX and its corporate licensees and value-added specialty raw materials for distribution by Particle Dynamics. We believe that all of our facilities comply with applicable regulatory requirements.

     We seek to maintain inventories at sufficient levels to support current production and sales levels. During fiscal 2002, we encountered no serious shortage of any particular raw materials and have no indication that significant shortages will occur in the foreseeable future.

COMPETITION

     Competition in the development and marketing of pharmaceutical products is intense and characterized by extensive research efforts and rapid technological progress. Many companies, including those with financial and marketing resources and development capabilities substantially greater than our own, are engaged in developing, marketing and selling products that compete with those that we offer. Our branded pharmaceutical products may also be subject to competition from alternate therapies during the period of patent protection and thereafter from generic equivalents. In addition, our generic pharmaceutical products may be subject to competition from pharmaceutical companies engaged in the development of alternatives to the generic products we offer or of which we undertake development. Our competitors may develop generic products before we do or may have pricing advantages over our products. In our specialty pharmaceutical businesses, we compete primarily on the basis of product efficacy, breadth of product line and price. We believe that our patents, proprietary trade secrets, technological expertise, product development and manufacturing capabilities position us to maintain a leadership position in the field of advanced drug delivery technologies and to continue to develop products to compete effectively in the marketplace.

     In addition, we compete with other pharmaceutical companies that acquire branded product lines from other pharmaceutical companies. These competitors may have substantially greater financial and managerial resources than we do. Accordingly, our competitors may succeed in product line acquisitions that we seek to acquire.

     We also compete with drug delivery companies engaged in the development of alternative drug delivery systems. We are aware of a number of companies currently seeking to develop new non-invasive drug delivery systems, including oral delivery and transmucosal systems. Many of these companies may have greater research and development capabilities, experience, manufacturing, marketing, financial and managerial resources than we do. Accordingly, our competitors may succeed in developing competing technologies, obtaining FDA approval for products or gaining market acceptance more rapidly than we do.

GOVERNMENT REGULATION

     All pharmaceutical manufacturers are subject to extensive regulation by the federal government, principally the FDA, and, to a lesser extent, by state, local and foreign governments. The Federal Food, Drug and Cosmetic Act, or FDCA, and other federal statutes and regulations govern or influence, among other things, the development, testing, manufacture, safety, labeling, storage, recordkeeping, approval, advertising, promotion, sale and distribution of pharmaceutical products. Pharmaceutical manufacturers are also subject to certain record keeping and reporting requirements, establishment registration and product listing, and FDA inspections.

     With respect to any non-biological "new drug" product with active ingredients not previously approved by the FDA, a prospective manufacturer must submit a full NDA, including complete reports of preclinical, clinical and other studies to prove the product's safety and efficacy. A full NDA may also need to be submitted for a drug product with a previously approved active ingredient if, among other things, the drug will be used to treat an indication for which the drug was not previously approved, or if the abbreviated procedure discussed below is otherwise not available. A manufacturer intending to conduct clinical trials in humans for a new drug may be required first to submit a Notice of Claimed Investigational Exception for a New Drug, or IND, to the FDA containing information relating to preclinical and clinical studies. INDs and full NDAs may be required to be filed to obtain approval of certain of our products, including those that do not qualify for abbreviated application procedures. The full NDA process, including clinical development and testing, is expensive and time consuming.

     The Drug Price Competition and Patent Restoration Act of 1984, known as the Waxman-Hatch Act, established ANDA procedures for obtaining FDA approval for generic versions of many non-biological drugs for which patent or marketing exclusivity rights have expired and which are bioequivalent to previously approved drugs. "Bioequivalence" for this purpose, with certain exceptions, generally means that the proposed generic formulation is absorbed by the body at the same rate and extent as a previously approved "reference drug." Approval to manufacture these drugs is obtained by filing abbreviated applications, such as ANDAs. As a substitute for clinical studies, the FDA requires data indicating the ANDA drug formulation is bio-equivalent to a previously approved reference drug among other requirements. Analogous abbreviated application procedures apply to antibiotic drug products that are bio-equivalent to previously approved antibiotics. The advantage of the ANDA approval mechanism, compared to an NDA, is that an ANDA applicant is not required to conduct preclinical and clinical studies to demonstrate that the product is safe and effective for its intended use and may rely, instead, on studies demonstrating bio-equivalence to a previously approved reference drug.

     In addition to establishing ANDA approval mechanisms, the Waxman-Hatch Act fosters pharmaceutical innovation through such incentives as non-patent exclusivity and patent restoration. The Act provides two distinct exclusivity provisions that either preclude the submission or delay the approval of an ANDA. A five-year exclusivity period is provided for new chemical compounds, and a three-year marketing exclusivity period is provided for changes to previously approved drugs which are based on new clinical investigations essential to the approval. The three-year marketing exclusivity period may be applicable to the approval of a novel drug delivery system. The marketing exclusivity provisions apply equally to patented and non-patented drug products. These provisions do not delay or otherwise affect the approvability of full NDAs even when effective ANDA approvals are not available. For drugs covered by patents, patent extension may be provided for up to five years as compensation for reduction of the effective life of the patent resulting from time spent in conducting clinical trials and in FDA review of a drug application.

     There has been substantial litigation in the biomedical, biotechnology and pharmaceutical industries with respect to the manufacture, use and sale of new products that are the subject of conflicting patent rights. One or more patents cover most of the proprietary products for which we are developing generic versions. When we file an ANDA for such drug products, we will, in most cases, be required to certify to the FDA that any patent which has been listed with the FDA as covering the product is invalid or will not be infringed by our sale of our product. Alternatively, we could certify that we would not market our proposed product until the applicable patent expires. A patent holder may challenge a notice of noninfringement or invalidity by filing suit for patent infringement, which would prevent FDA approval until the suit is resolved or until at least 30 months has elapsed (or until the patent expires, whichever is earlier). Should any entity commence a lawsuit with respect to any alleged patent infringement by us, the uncertainties inherent in patent litigation would make the outcome of such litigation difficult to predict.

     In addition to marketing drugs which are subject to FDA review and approval, we market products under (a) certain "grandfather" clauses of the FDCA that exempt certain categories of drugs from some or all pre-market approval requirements, and (b) additional statutory and regulatory exceptions from pre-market approval requirements that apply to certain drug products that fall outside of the legal definition of a "new drug." A determination as to whether a particular product does or does not require pre-market NDA or ANDA approval can involve numerous complex considerations. The FDA has published a Compliance Policy Guide that recognizes the marketing of certain categories of drug products without an approved NDA or ANDA as long as those products are not significantly different in formulation than products marketed before November 13, 1984. With respect to these products, any enforcement action initiated by the FDA would typically affect all similarly situated products at the same time and in a similar manner. If a product is significantly different from all products marketed before November 13, 1984 or falls outside of the scope of the Compliance Guide or raises significant new questions of safety or effectiveness, however, the FDA could make a determination whether or not the new drug provisions are applicable to it without first implementing the procedures called for by the policy guide and could single out the product for immediate regulatory action, including seizure or injunction against further marketing. We list all of our marketed drug products, as required, with the FDA. We believe that each of our generic products which has been marketed without FDA approval qualifies for deferral of regulatory action under the Compliance Policy Guide or under other agency policies. The FDA has initiated no regulatory or judicial proceeding to prevent the marketing of any of these products. However, if a determination is made by the FDA that a particular drug requires an approved NDA or ANDA, we may be required to cease distribution of the product until such approval is obtained.

     In addition to obtaining pre-market approval for certain of our products, we are required to maintain all facilities in compliance with the FDA's current Good Manufacturing Practice, or cGMP, requirements. In addition to compliance with cGMP each pharmaceutical manufacturer's facilities must be registered with the FDA. Manufacturers must also be registered with the Drug Enforcement Agency, or DEA, and similar state and local regulatory authorities if they handle controlled substances, and with the EPA and similar state and local regulatory authorities if they generate toxic or dangerous wastes. Noncompliance with applicable requirements can result in fines, recall or seizure of products, total or partial suspension of production and distribution, refusal of the government to enter into supply contracts or to approve NDA's, ANDA's or other applications and criminal prosecution. The FDA also has the authority to revoke for cause drug approvals previously granted.

     The Prescription Drug Marketing Act, or PDMA, which amended various sections of the FDCA, requires, among other things, state licensing of wholesale distributors of prescription drugs under federal guidelines that include minimum standards for storage, handling and record keeping. It also imposes detailed requirements on the distribution of prescription drug samples as those distributed by the Ther-Rx sales force. The PDMA sets forth substantial civil and criminal penalties for violations of these and other provisions.

     For international markets, a pharmaceutical company is subject to regulatory requirements, inspections and product approvals substantially the same as those in the United States. In connection with any future marketing, distribution and license agreements that we may enter, our licensees may accept or assume responsibility for such foreign regulatory approvals. The time and cost required to obtain these international market approvals may be greater or lesser than those required for FDA approval.

     Product development and approval within this regulatory framework take a number of years, involve the expenditure of substantial resources and is uncertain. Many drug products ultimately do not reach the market because they are not found to be safe or effective or cannot meet the FDA's other regulatory requirements. In addition, the current regulatory framework may change and additional regulation may arise at any stage of our product development that may affect approval, delay the submission or review of an application or require additional expenditures by us. We may not be able to obtain necessary regulatory clearances or approvals on a timely basis, if at all, for any of our products under development, and delays in receipt or failure to receive such clearances or approvals, the loss of previously received clearances or approvals, or failure to comply with existing or future regulatory requirements could have a material adverse effect on our business.

EMPLOYEES

     As of March 31, 2002, we employed a total of 860 employees. We are party to a collective bargaining agreement covering 149 employees that will expire December 31, 2004. We believe that our relations with our employees are good.

ENVIRONMENT

The Company does not expect that compliance with Federal, state or local provisions regulating the discharge of materials into the environment or otherwise relating to the protecting of the environment will have a material effect on its capital expenditures, earnings or competitive position.

ITEM 2. PROPERTIES

           Our corporate headquarters is located at 2503 South Hanley Road in St. Louis County, Missouri, and contains approximately 25,000 square feet of floor space. We have a lease on the building for a period of ten years expiring December 31, 2006, with one five-year option to renew.

           In addition, we lease or own the facilities shown in the following table:

  SQ FT                                      LEASE            RENEWAL
 LEASED  USAGE                              EXPIRES           OPTIONS
 ------  -----                              --------         ----------
 31,630  PDI Office/Mfg./Whse.              11/30/02         5 Years(1)
 10,000  PDI/KV Lab/Whse.                   11/30/03         None
 23,000  KV Office/R&D/Mfg.                 12/31/06         5 Years(2)
 16,800  KV Mfg. Oper.                      06/30/02         None
122,350  KV Office/Whse./Lab                Owned            N/A
 90,000  KV Mfg. Oper.                      Owned            N/A
 87,020  ETHEX/Ther-Rx/Whse.                Owned            N/A
260,160  ETHEX/Ther-Rx/PDI Distribution     04/30/12         5 Years(2)
 40,000  KV Warehouse                       11/30/03         None
128,960  ETHEX/Ther-Rx/PDI Office/Whse.     05/31/11         5 Years(2)

----------
(1) Three five-year options.

(2) Two five-year options.

           Properties used in our operations are considered suitable for the purposes for which they are used and are believed to be adequate to meet our Company's needs for the reasonably foreseeable future. However, we will consider leasing or purchasing additional facilities from time to time, when attractive facilities become available, to accommodate the consolidation of certain operations and to meet future expansion plans.

ITEM 3. LEGAL PROCEEDINGS

ETHEX is a defendant in a lawsuit styled Healthpoint, Ltd. v. ETHEX Corporation, pending in federal court in the Western District of Texas, San Antonio Division. The suit was filed by Healthpoint, Ltd., or Healthpoint, on August 3, 2000 and later was joined by companies affiliated with Healthpoint. In general, the plaintiffs allege that ETHEX's promotion of its Ethezyme(TM) product as an alternative to Healthpoint's Accuzyme(R) product resulted in false advertising and misleading statements under various federal and state laws, and constituted unfair competition and misappropriation of trade secrets. On September 28, 2001, the jury returned verdicts, in the form of special interrogatories, against ETHEX on certain false advertising, unfair competition, and misappropriation claims. The jury awarded compensatory and punitive damages totaling $16.5 million. In addition, Healthpoint has asked the court to enter judgment in accordance with the jury's verdict with respect to compensatory and punitive damages. Healthpoint has also asked the court to award $10 million in enhanced damages ($2.7 million more than the jury recommended), and attorneys fees which are believed to be in excess of $1 million. We and our counsel believe that the jury's recommended award is excessive and is not sufficiently supported by the facts or the law. We intend to vigorously appeal any adverse judgment the court may enter. In the event an adverse decision against us occurs, appropriate provision for liability, if any, would be provided for in our financial statements at the time of the court's ruling. We have filed motions asking the court to overrule the jury's verdicts or, in the alternative, grant a new trial. However, we can offer no assurances that we will prevail or that the jury's verdicts will be reduced or set aside. If we do not prevail and are ordered by the court to pay damages in accordance with the jury's verdicts or the higher amount sought by Healthpoint, our profitability would be impaired and our liquidity reduced.

     We previously manufactured two low volume pharmaceutical products that contained phenylpropanolame, or PPA, and that were discontinued in 2000 and 2001, respectively. We have been named one of several defendants in two product liability lawsuits in federal court in Nevada and Kentucky, respectively, involving PPA. These two lawsuits have been transferred to the nationwide, multi-district litigation for PPA claims now pending in the U.S. District Court for the Western District of Washington. Each lawsuit alleges bodily injury, wrongful death, economic injury, punitive damages, loss of consortium and/or loss of services from the use of our manufactured, marketed and/or distributed pharmaceuticals containing PPA that have since been discontinued and/or reformulated to exclude PPA. Discovery in these cases is ongoing. We believe that we have substantial defenses to these claims, though the ultimate outcome of these cases and the potential material affect on us cannot be determined.

     We are being defended and indemnified in these two PPA lawsuits by our primary commercial general liability insurer subject to aggregate products-completed operations policy limits in the amount of $10 million and subject to a reservation of rights. Our product liability-completed operations coverage was obtained on a claims made basis and provides coverage for judgments, settlements and defense costs arising from product liability claims. However, such insurance may not be adequate to remove the risk from some or all product liability claims, including PPA claims, and is subject to the limitations described in the terms of the policies. Furthermore, in accordance with a standard industry exclusion, our product liability coverage for PPA claims will expire on June 15, 2002. We are currently in the process of reviewing our product liability insurances and expect to be able to obtain new coverage soon, however, we may not be able to obtain product liability insurance in the future for PPA claims or other product liability claims with adequate coverage limits at commercially reasonable prices. Consequently, as of June 16, 2002, we may have to provide for legal defense costs and indemnity payments involving PPA claims and/or other product liability claims on a going forward basis. From time to time in the future, we may be subject to further litigation resulting from products containing PPA that we formerly manufactured and sold and we intend to vigorously defend any claims that may be raised in the current and future litigations.

From time to time, we become involved in various legal matters in addition to the above described matters, that we consider to be in the ordinary course of business. While we are not presently able to determine the potential liability, if any, related to such matters, we believe none of such matters, individually or in the aggregate, will have a material adverse effect on our financial position.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

           No such matters were submitted during the fourth quarter of the Company's fiscal year ended March 31, 2002.


ITEM 4(a). EXECUTIVE OFFICERS OF THE REGISTRANT

           The following is a list of current executive officers of our Company, their ages, their positions with our Company and their principal occupations for at least the past five years.

NAME                  AGE     POSITION HELD AND PAST EXPERIENCE
----                  ---     ---------------------------------
Victor M. Hermelin    88      Director, Chairman of the Board.(1)

Marc S. Hermelin      60      Director, Vice-Chairman of the Board and Chief
                              Executive Officer.

Alan G. Johnson       67      Director, Senior Vice President-Strategic
                              Planning and Corporate Growth since September 27,
                              1999 and Secretary of the Company; Chairman of
                              Johnson Research & Capital, Inc., an investment
                              banking and institutional research firm from
                              January to September 1999; Member of the law
                              firm Gallop, Johnson & Neuman, L.C. 1976 to 1998;
                              Director of Siboney Corporation.

Raymond F. Chiostri   68      Vice President and Group President of KV since
                              1986 and Chief Executive Officer of Particle
                              Dynamics, Inc. since 1995; President,
                              Pharmaceutical Division of KV 1986 to 1995.

Gerald R. Mitchell    63      Vice President, Treasurer and Chief Financial
                              Officer since 1981.

           The term of office for each executive officer of the Company expires at the next annual meeting of the Board of Directors or at such time as his successor has been elected and qualified.

----------

(1)  Victor M. Hermelin is the father of Marc S. Hermelin.

                                     PART II

ITEM 5. MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED SECURITY HOLDER
        MATTERS

     a)    PRINCIPAL MARKET

           Our Class A Common Stock and Class B Common Stock are traded on the New York Stock Exchange under the symbols KV.A and KV.B, respectively.

     b)    APPROXIMATE NUMBER OF HOLDERS OF COMMON STOCK

           The number of holders of record of Class A and Class B Common Stock as of June 6, 2002 was 693 and 478, respectively (not separately counting shareholders whose shares are held in "nominee" or "street" names, which are estimated to represent approximately 6,000 of Class A and of Class B additional shareholders combined).

     c)    STOCK PRICE AND DIVIDEND INFORMATION

           The high and low closing sales prices of our Class A and Class B Common Stock, as reported on the New York Stock Exchange, during each quarter of fiscal 2002 and 2001 were as follows:

           CLASS A COMMON STOCK

                             FISCAL 2002                       FISCAL 2001
                        ----------------------           ----------------------
QUARTER                  HIGH            LOW              HIGH            LOW
-------                 ------          ------           ------          ------
First                   $27.75          $16.50           $17.88          $12.63
Second                   30.95           24.00            35.13           17.29
Third                    29.50           23.79            40.00           18.44
Fourth                   29.43           23.90            30.40           16.60

           CLASS B COMMON STOCK

                             FISCAL 2002                     FISCAL 2001
                        ----------------------          ----------------------
QUARTER                  HIGH            LOW             HIGH            LOW
-------                 ------          ------          ------          ------
First                   $33.50          $16.25          $18.17          $13.17
Second                   33.00           26.30           34.50           17.25
Third                    32.46           26.80           39.88           18.63
Fourth                   33.03           27.00           30.50           16.70

           All per share data reflects the three-for-two stock split effected in the form of a 50% stock dividend that occurred on September 7, 2000.

           Since 1980, we have not declared or paid any cash dividends on our common stock and we do not plan to do so in the foreseeable future. No dividends may be paid on Class A common stock or Class B common stock unless all dividends on the Cumulative Convertible Preferred Stock have been declared and paid. Dividends must be paid on Class A common stock when, and if, we declare and distribute dividends on the Class B common stock. Undeclared and unaccrued cumulative preferred dividends were approximately $2.2 million, or $9.14 per share, at March 31, 2000 and 2001 and $366,000, or $9.14 per share, at March 31, 2002. Also, under the terms of our credit agreement, we may not pay cash dividends in excess of 25% of the prior year's consolidated net income. Dividends of $70,000 and $420,000 were paid in fiscal 2002 and 2001, respectively, on 40,000 and 240,000 shares of Cumulative Convertible Preferred Stock, respectively. For the foreseeable future, we plan to use cash generated from operations for general corporate purposes, including funding potential acquisitions, research and development and working capital. Our board of directors reviews our dividend policy periodically. Any payment of dividends in the future will depend upon our earnings, capital requirements, financial condition and other factors considered relevant by our board of directors.

ITEM 6. SELECTED FINANCIAL DATA

                                         ($ IN 000'S, EXCEPT PER SHARE DATA)
                                                  YEARS ENDED MARCH 31,
                           --------------------------------------------------------------------
                             2002          2001          2000            1999            1998
                           --------      --------      --------        --------        --------
BALANCE SHEET DATA:

Total assets               $195,192      $151,417      $140,385        $127,990        $ 68,361

Long-term debt                4,387         5,080        16,779          31,491           4,902

Shareholders' equity        158,792       125,942        97,799          67,548          44,164


INCOME STATEMENT DATA:

Revenues(a)                $204,105      $177,767      $142,734        $112,853        $ 97,714

   % Increase                  14.8%         24.5%         26.5%           15.5%           68.8%

Net income(b)              $ 31,464      $ 23,625      $ 24,308(b)     $ 23,340(b)     $ 11,304

Net income
   per common
   share-diluted(c)        $   0.98      $   0.74      $   0.80(b)     $   0.78(b)     $   0.39

     (a) Certain reclassifications to prior years' financial information have been made to conform to the fiscal 2002 presentation. These reclassifications include amounts associated with tradeshow allowances and administrative cost rebates paid to resellers which were previously classified as selling and administrative expenses that have been reclassified as a reduction of net revenues.

     (b) Net income in fiscal 2000 and 1999 includes non-recurring gains associated with $7.0 million and $13.3 million in arbitration awards, respectively. The awards net of applicable income taxes and expenses (see Note 16 of Notes to Consolidated Financial Statements) were as follows:

                              NET INCOME            PER DILUTED SHARE
                          -------------------     ---------------------
                           2000        1999         2000         1999
                          -------     -------     --------     --------
NET INCOME WITHOUT
    NONRECURRING GAIN     $20,430     $15,385     $   0.67     $   0.51
NONRECURRING GAIN           3,878       7,955          .13          .27
                          -------     -------     --------     --------
   TOTAL NET INCOME       $24,308     $23,340     $   0.80     $   0.78
                          =======     =======     ========     ========

     (c) Previously reported amounts give effect to the three-for-two stock splits effected in the form of a 50% stock dividend that occurred on September 7, 2000 and April 17, 1998.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS, AND LIQUIDITY AND CAPITAL RESOURCES

     Except for the historical information contained herein, the following discussion contains forward-looking statements that are subject to known and unknown risks, uncertainties, and other factors that may cause our actual results to differ materially from those expressed or implied by such forward-looking statements. These risks, uncertainties and other factors are discussed throughout this report and specifically under the caption "Cautionary Statement Regarding Forward-Looking Information." In addition, the following discussion and analysis of the financial condition and results of operations should be read in conjunction with "Selected Financial Data" and our consolidated financial statements and notes thereto appearing elsewhere in this Form 10-K.

BACKGROUND

     We develop, acquire, manufacture and market technologically distinguished branded and generic prescription pharmaceutical products. We also enter into licensing agreements with pharmaceutical marketing companies to develop and commercialize additional brand name products. Until the mid-1990's, we derived most of our revenues from our manufacturing and licensing activities. Today, we derive most of our revenues from our product sales. While we expect to continue to enter into new licensing agreements, we emphasize the development or acquisition and marketing of technologically distinguished prescription products, whether branded or generic, through our Ther-Rx and ETHEX business lines, as well as specialty raw materials through Particle Dynamics.

     In 1990, we established our ETHEX business to market and distribute technologically distinguished generic and non-branded alternative drugs that use our proprietary technologies. Net revenues from ETHEX have increased from $13.5 million in fiscal 1994 to $141.0 million in fiscal 2002.

     We launched our Ther-Rx business in 1999 to market branded pharmaceutical products. We acquired and introduced our first two of seven Ther-Rx branded products, Micro-K(R) and PreCare(R), in March and August 1999, respectively. Ther-Rx has also introduced four internally developed product line extensions to PreCare(R) since October 1999, including PrimaCare(TM), the first prescription prenatal/postnatal nutritional supplement with essential fatty acids specially designed to help provide nutritional support for women during pregnancy, postpartum recovery and throughout the childbearing years. In June 2000, we launched our first NDA approved product, Gynazole-1(R), a one-dose prescription cream treatment for vaginal yeast infections. Net revenues from Ther-Rx have increased from $1.8 million in fiscal 1999 to $40.4 million in fiscal 2002.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

     Our significant accounting policies are described in Note 2 to our consolidated financial statements. These financial statements have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent liabilities. On an on-going basis, we evaluate our estimates, including those related to the allowance for doubtful accounts receivable, allowance for inventories, sales allowances and useful life or impairment of other intangibles. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis of judgments regarding the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

     We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

     REVENUE RECOGNITION AND SALES ALLOWANCES. We recognize revenue at the time product is shipped to customers. We establish sales provisions for estimated chargebacks, discounts, rebates, returns, pricing adjustments and other sales allowances concurrently with the recognition of revenue. The sales provisions are established based upon consideration of a variety of factors, including but not limited to, actual return and historical experience by product type, the number and timing of competitive products approved for sale, the expected market for the product, estimated customer inventory levels by product, price declines and current and projected economic conditions and levels of competition. Actual product returns, chargebacks and other sales allowances incurred are, however, dependent upon future events. We continually monitor the factors that influence sales allowance estimates and make adjustments to these provisions when management believes that actual product returns, chargebacks and other sales allowances may differ from established allowances.

     ALLOWANCE FOR DOUBTFUL ACCOUNTS RECEIVABLE. We maintain an allowance for doubtful accounts receivable for estimated losses resulting from the inability of customers to make required payments. We extend credit on an uncollateralized basis primarily to wholesale drug distributors and retail pharmacy chains throughout the United States. Management specifically analyzes accounts receivable, historical bad debts, customer concentrations, customer credit-worthiness, percentage of accounts receivable by aging category and changes in customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. We also perform ongoing credit evaluations of our customers. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. Historically, our actual losses from uncollectible accounts have been insignificant.

     ALLOWANCE FOR INVENTORIES. Our inventories are stated at the lower of cost or market, with cost determined on the first-in, first-out basis. In evaluating whether inventory is stated at the lower of cost or market, management considers such factors as the amount of inventory on hand and in the distribution channel, estimated time required to sell such inventory, remaining shelf life and current and expected market conditions, including levels of competition. As appropriate, we make provisions to reduce inventories to their net realizable value.

     OTHER INTANGIBLE ASSETS. Other intangible assets consist of brand product rights purchased from other pharmaceutical companies, all of which are being amortized over 20-year periods. The amortization periods for product rights are based on our assessment of various factors impacting estimated useful lives and cash flows of the acquired products. These factors include the product's position in its life cycle, competitive positioning, the existence or absence of like products in the market and various competitive and technical issues. Other intangible assets also consist of patents and trademarks, which are being amortized over periods ranging from five to 17 years. As of March 31, 2002, the net carrying amount of other intangibles was $40.7 million. Amortization is calculated using the straight-line method over the estimated useful life. Intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In accordance with Statement of Financial Accounting Standards, or SFAS, No. 142, Goodwill and Other Intangible Assets, we are in the process of reassessing the useful lives of our intangible assets, determining which intangible assets, if any, have indefinite lives and evaluating the extent of impairment, if any, of indefinite-lived intangible assets that may need to be recorded (see "-- Recently Issued Accounting Standards" below for a discussion on SFAS 142). We do not expect that the adoption of SFAS 142 will have a material effect on our financial condition or results of operations.

RESULTS OF OPERATIONS

     In the following table, we have summarized our historical results of operations as a percentage of net revenues. You should read this information in conjunction with our consolidated financial statements and related notes.

                                                         YEAR ENDED MARCH 31,
                                   ----------------------------------------------------------------
                                          2000                  2001                   2002
                                   ------------------    -------------------    -------------------
                                   AMOUNT     PERCENT     AMOUNT     PERCENT     AMOUNT     PERCENT
                                   -------    -------    --------    -------    --------    -------
                                                        (DOLLARS IN THOUSANDS)
NET REVENUES:
Generic products.................  $98,106      68.7%    $132,154      74.3%    $141,007      69.1%
Branded products.................   23,469      16.5       25,206      14.2       40,424      19.8
Specialty materials..............   17,182      12.0       17,088       9.6       19,557       9.6
Contract services/other..........    3,977       2.8        3,319       1.9        3,117       1.5
                                   -------     -----     --------     -----     --------     -----
     Total net revenues..........  142,734     100.0      177,767     100.0      204,105     100.0
Cost of sales....................   63,446      44.5       70,663      39.7       80,403      39.4
                                   -------     -----     --------     -----     --------     -----
Gross profit.....................   79,288      55.5      107,104      60.3      123,702      60.6
                                   -------     -----     --------     -----     --------     -----
OPERATING AND OTHER EXPENSES:
Research and development.........    8,043       5.6        9,282       5.2       10,712       5.2
Selling and administrative.......   34,746      24.3       57,480      32.4       61,325      30.0
Other (income) expense, net......   (4,907)     (3.4)         908       0.5          (61)       --
Amortization.....................    2,307       1.6        2,370       1.3        2,371       1.2
                                   -------     -----     --------     -----     --------     -----
     Total operating and other
       expenses..................   40,189      28.1       70,040      39.4       74,347      36.4
                                   -------     -----     --------     -----     --------     -----
Income before income taxes.......   39,099      27.4       37,064      20.9       49,355      24.2
Provision for income taxes.......   14,791      10.4       13,439       7.6       17,891       8.8
                                   -------     -----     --------     -----     --------     -----
Net income.......................  $24,308      17.0%    $ 23,625      13.3%    $ 31,464      15.4%
                                   =======     =====     ========     =====     ========     =====

FISCAL 2002 COMPARED TO FISCAL 2001

     REVENUES. Net revenues increased $26.3 million, or 14.8%, to $204.1 million in fiscal 2002 compared to $177.8 million in fiscal 2001. The increase in net revenues was due to increased sales of branded products, specialty generics and specialty materials.

     Branded product sales increased $15.2 million, or 60.4%, to $40.4 million in fiscal 2002 compared to $25.2 million in fiscal 2001. Branded product sales comprised 19.8% of net revenues in fiscal 2002 compared to 14.2% of net revenues in fiscal 2001. The increase in branded product sales was due to increased sales volume among all product categories. Sales from the women's health care family of products increased $11.3 million, or 69.2%, in fiscal 2002. Included in women's health care is the PreCare(R) family of prenatal products, which contributed $9.1 million of incremental sales in fiscal 2002 due to volume-related increases in market share. During the fourth quarter of fiscal 2002, Ther-Rx introduced PrimaCare(TM), a prescription prenatal/postnatal multivitamin and mineral supplement with essential fatty acids. We also market Gynazole-1(R), a vaginal antifungal product introduced in the first quarter of fiscal 2001. Due to its continued growth in market share, Gynazole-1(R) sales increased $2.2 million, or 38.1%, in fiscal 2002. Sales from the cardiovascular disease product line increased $4.0 million, or 47.8%, in fiscal 2002 as customer inventories returned to normal levels.

     Specialty generic product sales increased $8.9 million, or 6.7%, to $141.0 million in fiscal 2002 compared to $132.2 million in fiscal 2001. Specialty generic product sales comprised 69.1% of net revenues in fiscal 2002 compared to 74.3% of net revenues in fiscal 2001. The increase in specialty generic sales was primarily due to a $17.8 million increase in the sales volume of existing products coupled with

$10.8 million of incremental sales from new products. The cardiovascular product line, which comprised 45.4% of specialty generic sales, accounted for $7.2 million of the total sales growth. We introduced 14 new products in fiscal 2002. The volume growth experienced by specialty generics was partially offset by $19.7 million of product price erosion that resulted from normal and expected competitive pricing pressures on certain products.

     Specialty raw material product sales increased $2.5 million, or 14.4%, to $19.6 million in fiscal 2002 compared to $17.1 million in fiscal 2001. Specialty raw material product sales comprised 9.6% of net revenues in both fiscal 2002 and fiscal 2001. The increase in specialty raw material product sales was primarily due to sales of new products and increased sales of existing products.

     GROSS PROFIT. Gross profit increased $16.6 million, or 15.5%, to $123.7 million in fiscal 2002 compared to $107.1 million in fiscal 2001. The increase in gross profit was primarily attributable to the increased level of product sales. Gross profit as a percentage of net revenues increased slightly to 60.6% in fiscal 2002 compared to 60.3% in fiscal 2001. The higher gross profit percentage in fiscal 2002 resulted primarily from a shift in the mix of product sales toward higher margin branded products comprising a larger percentage of net revenues and favorable cost variances associated with increased production. The positive impact of these two factors was partially offset by the price erosion in certain specialty generic products discussed above.

     OPERATING EXPENSES. Research and development expense increased $1.4 million, or 15.4%, to $10.7 million in fiscal 2002 compared to $9.3 million in fiscal 2001. The increase in research and development expense was primarily due to higher costs associated with clinical testing connected to our internal product development efforts and higher personnel expenses related to expansion of our research and development staff. Research and development expense as a percentage of net revenues was flat at 5.2% in fiscal 2002 compared to fiscal 2001. In April 2002, we announced that we had received favorable results from screening studies on a number of products utilizing one of our newest drug delivery technologies. Because of the significant revenue and profit potential of these products, we plan to increase our research and development expenditures by approximately 75% to 80% in fiscal 2003 over fiscal 2002 levels.

     Selling and administrative expense increased $3.8 million, or 6.7%, to $61.3 million in fiscal 2002 compared to $57.5 million in fiscal 2001. The increase in selling and administrative expense was due primarily to an increase in personnel costs associated with administration and branded marketing. Selling and administrative expense as a percentage of net revenues decreased to 30.0% in fiscal 2002 compared to 32.4% in fiscal 2001.

     OTHER EXPENSE (INCOME). Interest expense decreased $0.7 million, or 67.4%, to $0.4 million in fiscal 2002 compared to $1.1 million in fiscal 2001. The decrease in interest expense was due to a corresponding reduction in debt.

     NET INCOME. As a result of the factors discussed above, net income improved by $7.8 million, or 33.2%, to $31.5 million in fiscal 2002 compared to $23.6 million in fiscal 2001.

FISCAL 2001 COMPARED TO FISCAL 2000

     REVENUES. Net revenues increased $35.0 million, or 24.5%, to $177.8 million in fiscal 2001 compared to $142.7 million in fiscal 2000. The increase in net revenues was due primarily to higher sales of specialty generic and branded products.

     Branded product sales increased $1.7 million, or 7.4%, to $25.2 million in fiscal 2001 compared to $23.5 million in fiscal 2000. The increase in sales was due to the introduction of Gynazole-1(R), a vaginal antifungal product, at the end of the first quarter of the fiscal year and higher sales of existing women's health care products. The introduction of Gynazole-1(R) contributed $6.0 million of incremental sales in fiscal 2001 due to increases in market share. Since its June 2000 launch, the product has captured 13.0% of total prescriptions written for vaginal antifungal creams. Existing women's health care products increased $5.3 million, or 101%, in fiscal 2001, due primarily to higher volume associated with increased market share of the PreCare(R) brand prenatal vitamin line. Including Gynazole-1(R), total sales of women's health care products increased 216% in fiscal 2001. These increases were partially offset by lower sales of the Micro-K(R) cardiovascular potassium supplement. Micro-K(R) sales were down $9.6 million in fiscal 2001 compared to fiscal 2000 as a result of speculative customer buying during the latter half of the prior year in anticipation of a year-end price increase.

     Specialty generic product sales increased $34.0 million, or 34.7%, to $132.2 million in fiscal 2001 compared to $98.1 million in fiscal 2000. The increase was due to incremental volume from new products introduced in fiscal 2001 ($18.1 million), a full year of sales of products introduced in fiscal 2000 ($2.2 million), net volume increases across the existing product line ($8.2 million), and increased pricing ($5.5 million), primarily on cardiovascular products. We introduced 10 new products in fiscal 2001. The increase in volume of the existing products was attributable to higher generic substitution rates, increased sales associated with trade shows and price increase buy-ins.

     Specialty raw material product sales were practically flat at $17.1 million in fiscal 2001 compared to fiscal 2000 due to a soft market in the general industry.

     Contract services and other revenues declined $0.7 million, or 16.5%, to $3.3 million in fiscal 2001 compared to $4.0 million in fiscal 2000. The decrease in contract services and licensing revenues was primarily due to lower contract manufacturing volume, reflecting a smaller customer base as we purposefully have de-emphasized lower margin contract manufacturing in our business strategy.

     GROSS PROFIT. Gross profit increased $27.8 million, or 35.1%, to $107.1 million in fiscal 2001 compared to $79.3 million in fiscal 2000. The increase in gross profit was primarily attributable to the increased level of product sales. Gross profit as a percentage of net revenues increased to 60.3% in fiscal 2001 compared to 55.5% in fiscal 2000. The higher gross profit percentage in fiscal 2001 was due primarily to favorable changes in product mix, lower costs within the specialty generic line, and higher pricing in the branded and generic line. Lower costs in specialty generics were due to favorable cost variances from increased volume and lower prices for material and ingredients. Of the 4.8 percentage point net increase, changes in product mix accounted for 2.4%, higher pricing accounted for 1.7% and lower costs accounted for 0.7% of the improvement.

     OPERATING EXPENSES. Research and development expense increased $1.2 million, or 15.4%, to $9.3 million in fiscal 2001 compared to $8.0 million in fiscal 2000. The increase in research and development expense was primarily due to payments made in connection with product co-development agreements and expansion of the research and development staff. Research and development expense as a percentage of net revenues decreased to 5.2% in fiscal 2001 compared to 5.6% in fiscal 2000.

     Selling and administrative expense increased $22.7 million, or 65.4%, to $57.5 million in fiscal 2001 compared to $34.7 million in fiscal 2000. The increase was due primarily to higher corporate administrative expenses, incremental marketing expenses in support of the specialty generics product line and continued investment in expanding the sales force for the branded products marketing division. Selling and administrative expense as a percentage of net revenues increased to 32.4% in fiscal 2001 compared to 24.3% in fiscal 2000. Corporate administrative expense was higher due to increases in payroll-related expenses of $2.7 million associated with expanding our management and administrative infrastructure to keep pace with our continued growth, higher professional fees of $2.1 million for various legal and consulting services and increased lease expense of $1.0 million from the acquisition of a leased facility for future expansion of our distribution operations and administrative offices. Marketing and selling expense associated with branded products increased $14.7 million in fiscal 2001, due primarily to expenses associated with the increase in the branded sales force and increased sampling costs in connection with the introduction of Gynazole-1(R) in fiscal 2001.

     Amortization expense was primarily attributable to the product acquisitions of Micro-K(R) and Pre-Care(R). These product acquisitions are being amortized on a straight-line basis over 20 years and there was no change compared to the prior year.

     OTHER INCOME (EXPENSE). Interest expense decreased $0.9 million, or 44.5%, to $1.1 million in fiscal 2001 compared to $2.0 million in fiscal 2000. The decrease in interest expense was due to lower long-term debt outstanding on our line of credit.

     Other income decreased $6.7 million in fiscal 2001 due primarily to a non-recurring gain related to an arbitration award of $6.1 million received in fiscal 2000 and a decrease in interest income of $0.6 million. See Note 16 to our consolidated financial statements.

     NET INCOME. As a result of the factors described above, net income decreased $0.7 million, or 2.8%, to $23.6 million in fiscal 2001 compared to $24.3 million in fiscal 2000. Excluding the effect of the non-recurring gain, net income increased $3.2 million, or 15.6%, to $23.6 million in fiscal 2001 compared to $20.4 in fiscal 2000.

LIQUIDITY AND CAPITAL RESOURCES

     Our cash and cash equivalents and working capital were $12.1 million and $81.4 million, respectively, at March 31, 2002, compared to $4.1 million and $50.9 million, respectively, at March 31, 2001. The increasing level of net income associated with higher product sales continues to be the primary source of operating capital which we utilize to fund our businesses. The net cash flow from operating activities was $15.9 million in fiscal 2002 compared to $17.1 million in fiscal 2001. The 6.9% decline in operating cash flow resulted from an increase in receivables, offset partially by higher net income and increased accounts payable and accrued liabilities. The increase in receivables was primarily due to certain delayed customer payments, which were collected subsequent to year-end, and the timing of wholesaler purchases within the fourth quarter of fiscal 2002. Subsequent to year end, through May 31, 2002, we have collected approximately $46.0 million of the March 31, 2002 accounts receivable balance outstanding. The increase in accounts payable reflected increased trade payables, which resulted from the timing of various material purchases, while the increase in accrued liabilities was attributable to a higher current tax liability.

     Capital expenditures of $8.5 million in fiscal 2002 were funded by net cash flows from operating activities. Our investment in capital assets was primarily for purchasing machinery and equipment to upgrade and expand our pharmaceutical manufacturing and distribution capabilities. We believe we have adequate resources to fund the estimated cost of $3.1 million to complete construction-in-progress at March 31, 2002.

     Long-term debt decreased to $5.1 million at March 31, 2002 compared to $5.8 million at March 31, 2001. The decrease resulted from principal payments made during fiscal 2002. In December 2001, we refinanced a $2.5 million building mortgage that was due in June 2002. The building mortgage bears interest at 7.57% and is due in December 2006.

     During December 2001, we increased our revolving credit agreement with LaSalle National Bank to $60.0 million. The revised agreement provides for the continuation of our $40.0 million revolving line of credit along with a supplemental credit line of $20.0 million for financing acquisitions. The revolving credit lines are unsecured. At March 31, 2002, we had no borrowings outstanding under either credit facility and $3.6 million in open letters of credit issued under the revolving credit line.

     The following table summarizes our contractual obligations at March 31, 2002 (in thousands):

                                                                                        2007 AND
CONTRACTUAL OBLIGATIONS                   TOTAL     2003     2004     2005     2006    THEREAFTER
-----------------------                  -------   ------   ------   ------   ------   ----------
Long-term debt.........................  $ 5,099   $  712   $2,258   $  438   $  233    $ 1,458
Operating leases.......................   21,793    2,726    2,785    2,487    2,171     11,624
                                         -------   ------   ------   ------   ------    -------
     Total contractual cash
       obligation......................  $26,892   $3,438   $5,043   $2,925   $2,404    $13,082
                                         =======   ======   ======   ======   ======    =======

     We believe our cash and cash equivalents balance, cash flows from operations and funds available under our credit facilities will be adequate to fund operating activities for the presently foreseeable future, including the payment of short-term and long-term debt obligations, capital improvements, research and development expenditures, product development activities and expansion of marketing capabilities for the branded pharmaceutical business. However, we continue to examine opportunities to expand our business through the acquisition of or investment in companies, technologies, product rights, research and development and other investments that are compatible with our existing business. We intend to use our available cash to help in funding any acquisitions or investments. Cash has been invested in short-term, highly liquid instruments. We may also use funds available under our credit facilities, or financing sources that subsequently become available, including the future issuances of additional debt or equity securities, to fund these acquisitions or investments. If we were to fund one or more such acquisitions or investments, our capital resources, financial condition and results of operations could be materially impacted in future periods.

INFLATION

     Although at reduced levels in recent years, inflation continues to apply upward pressure on the cost of goods and services used by us. However, we believe that the net effect of inflation on our operations has been minimal during the past three years. In addition, changes in the mix of products sold and the effect of competition has made a comparison of changes in selling prices less meaningful relative to changes in the overall rate of inflation over the past three years.

RECENTLY ISSUED ACCOUNTING STANDARDS

     In June 2001, the Financial Accounting Standards Board, or FASB, issued SFAS No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets. SFAS 141 requires the use of the purchase method of accounting and prohibits the use of the pooling-of-interest method of accounting for business combinations initiated after June 30, 2001. SFAS 141 also requires that we recognize acquired intangible assets apart from goodwill if the acquired intangible assets meet certain criteria. SFAS 141 applies to all business combinations initiated after June 30, 2001 and for purchase business combinations completed on or after July 1, 2001. It also requires, that upon adoption of SFAS 142, we reclassify the carrying amounts of certain intangible assets into or out of goodwill based on certain criteria in SFAS 141.

     SFAS 142 addresses accounting for intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) at acquisition. The statement also addresses accounting for goodwill and other intangible assets after they have been initially recognized in the financial statements. Intangible assets that have indefinite useful lives and goodwill will no longer be amortized, but instead must be tested at least annually for impairment using fair values. Intangible assets that have finite useful lives will continue to be amortized over their estimated useful lives. The provisions of SFAS 142 are effective for fiscal years beginning after December 15, 2001.

     Our previous business combinations were accounted for using the purchase method. As of March 31, 2002, the net carrying amount of goodwill and other intangible assets was $0.6 million and $40.7 million, respectively. In accordance with the adoption of SFAS 142, amortization of goodwill ceased effective April 1, 2002. Amortization of goodwill during the year ended March 31, 2002 was $55,000.

     At this time, we are reassessing the useful lives of previously recognized intangible assets, determining which intangible assets, if any, have indefinite lives and evaluating the extent of impairment, if any, of goodwill and indefinite-lived intangible assets that may need to be recorded. Amortization of other intangible assets was $2.3 million during the year ended March 31, 2002. We do not expect that the adoption of SFAS 142 will have a material effect on our financial condition or results of operations.

     In August 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This statement is effective for fiscal years beginning after June 15, 2002. We do not believe the adoption of this statement will have a material impact on our results of operations or financial position.

     In August 2001, the FASB issued SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. It supersedes SFAS 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of, and certain provisions of APB Opinion No. 30, Reporting the Effects of Disposal of a Segment of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business. SFAS 144 establishes a single accounting model, based on the framework established in SFAS 121, for long-lived assets to be disposed of by sale and resolves other implementation issues related to SFAS 121. This statement is effective for fiscal years beginning after December 15, 2001. Based on our current operations, we do not expect the adoption of SFAS 144 to have a material impact on our results of operations or financial position.

     In November 2001, the Emerging Issues Task Force issued EITF 01-09, "Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor's Products." EITF 01-09 codified and reconciled the task force's consensuses on prior issues and identified other issues related to various aspects of the accounting for consideration given by a vendor to a customer or a reseller of the vendor's products. EITF 01-09 requires certain items we previously had reported as selling expenses to be reclassified as reductions of revenues in the income statement. EITF 01-09 is effective for reporting periods beginning after December 15, 2001 and we adopted it for the fourth quarter of our fiscal year ended March 31, 2002. In connection with the adoption and to conform to current period presentation, we reclassified certain prior period items which had been included in selling and administrative expenses to reduce net revenues. However, the reclassification did not affect reported net income or net sales growth rates.

ITEM 7A. QUANTITIVE AND QUALITIVE DISCLOSURES ABOUT MARKET RISK

             Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Stockholders and Board of Directors
of K-V Pharmaceutical Company



We have audited the consolidated balance sheets of K-V Pharmaceutical Company as of March 31, 2002 and 2001 and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended March 31, 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of K-V Pharmaceutical Company at March 31, 2002 and 2001, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

/s/ BDO SEIDMAN, LLP

Chicago, Illinois
May 24, 2002

                  K-V PHARMACEUTICAL COMPANY AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                                    MARCH 31,
                                                              ----------------------
                                                                2001         2002
                                                              ---------    ---------
                                                              (IN THOUSANDS, EXCEPT
                                                                   SHARE DATA)
                                       ASSETS
Current Assets:
Cash and cash equivalents...................................  $  4,128     $ 12,109
Receivables less allowance for doubtful accounts of $448 and
  $403 in 2001 and 2002, respectively.......................    26,259       54,218
Inventories, net............................................    32,211       35,097
Prepaid and other assets....................................     3,804        2,102
Deferred tax asset, net.....................................     1,644        5,227
                                                              --------     --------
     Total Current Assets...................................    68,046      108,753
Property and equipment, less accumulated depreciation.......    36,847       41,224
Intangibles and other assets, net of amortization...........    46,524       45,215
                                                              --------     --------
     Total Assets...........................................  $151,417     $195,192
                                                              ========     ========
                                    LIABILITIES
Current Liabilities:
Accounts payable............................................  $  6,349     $ 10,312
Accrued liabilities.........................................    10,067       16,332
Current maturities of long-term debt........................       712          712
                                                              --------     --------
     Total Current Liabilities..............................    17,128       27,356
Long-term debt..............................................     5,080        4,387
Other long-term liabilities.................................     2,534        2,717
Deferred tax liability, net.................................       733        1,940
                                                              --------     --------
     Total Liabilities......................................  $ 25,475     $ 36,400
                                                              --------     --------
Commitments and contingencies

SHAREHOLDERS' EQUITY
7% cumulative convertible Preferred Stock, $0.01 par value,
  $25.00 stated and liquidation value; 840,000 shares
  authorized; issued and outstanding -- 240,000 and 40,000
  shares in 2001 and 2002, respectively (convertible into
  Class A shares at a ratio of 5.625 to one)................         2           --
Class A and Class B Common Stock, $.01 par value;
  150,000,000 and 75,000,000 shares authorized,
  respectively;
  Class A -- issued 18,896,945 and 20,158,334 in 2001 and
     2002, respectively.....................................       189          201
  Class B -- issued 10,663,574 and 10,711,514 in 2001 and
     2002, respectively (convertible into Class A shares on
     a one-for-one basis)...................................       107          108
Additional paid-in capital..................................    45,792       47,231
Retained earnings...........................................    79,907      111,301
Less: Treasury Stock, 53,318 shares of Class A and 53,428
  Shares of Class B Common Stock in 2001 and 40,493 shares
  of Class A and 53,428 shares of Class B Common Stock, in
  2002, at cost.............................................       (55)         (49)
                                                              --------     --------
     Total Shareholders' Equity.............................   125,942      158,792
                                                              --------     --------
     Total Liabilities and Shareholders' Equity.............  $151,417     $195,192
                                                              ========     ========

          See Accompanying Notes to Consolidated Financial Statements

                  K-V PHARMACEUTICAL COMPANY AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

                                                                      YEAR ENDED MARCH 31,
                                                             --------------------------------------
                                                                2000          2001          2002
                                                             ----------    ----------    ----------
                                                              (IN THOUSANDS EXCEPT PER SHARE DATA)
Net revenues...............................................   $142,734      $177,767      $204,105
Cost of sales..............................................     63,446        70,663        80,403
                                                              --------      --------      --------
Gross profit...............................................     79,288       107,104       123,702
                                                              --------      --------      --------
Operating expenses:
  Research and development.................................      8,043         9,282        10,712
  Selling and administrative...............................     34,746        57,480        61,325
  Amortization of intangible assets........................      2,307         2,370         2,371
                                                              --------      --------      --------
     Total operating expenses..............................     45,096        69,132        74,408
                                                              --------      --------      --------
Operating income...........................................     34,192        37,972        49,294
                                                              --------      --------      --------
Other income (expense):
  Arbitration award, net of expenses.......................      6,059            --            --
  Interest and other income................................        780           164           411
  Interest expense.........................................     (1,932)       (1,072)         (350)
                                                              --------      --------      --------
     Total other income (expense), net.....................      4,907          (908)           61
                                                              --------      --------      --------
Income before income taxes.................................     39,099        37,064        49,355
Provision for income taxes.................................     14,791        13,439        17,891
                                                              --------      --------      --------
Net income.................................................   $ 24,308      $ 23,625      $ 31,464
                                                              ========      ========      ========
Net income per common share -- basic.......................   $   0.85      $   0.80      $   1.03
                                                              ========      ========      ========
Net income per common share -- diluted.....................   $   0.80      $   0.74      $   0.98
                                                              ========      ========      ========

          See Accompanying Notes to Consolidated Financial Statements

                  K-V PHARMACEUTICAL COMPANY AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                        FOR THE YEARS ENDED MARCH 31, 2000, 2001 AND 2002
                                 ------------------------------------------------------------------------------------------------
                                             CLASS A   CLASS B   ADDITIONAL                          ACCUMULATED        TOTAL
                                 PREFERRED   COMMON    COMMON     PAID IN     TREASURY   RETAINED   COMPREHENSIVE   SHAREHOLDERS'
                                   STOCK      STOCK     STOCK     CAPITAL      STOCK     EARNINGS   INCOME (LOSS)      EQUITY
                                 ---------   -------   -------   ----------   --------   --------   -------------   -------------
                                                                (IN THOUSANDS, EXCEPT SHARE DATA)
BALANCE AT MARCH 31, 1999......     $ 2       $119      $ 64      $34,532       $(55)    $ 32,911       $(25)         $ 67,548
Net income.....................      --         --        --           --         --       24,308         --            24,308
  Other comprehensive income,
    net of tax:
  Reclassification adjustment
    for gains on
    available-for-sale
    securities included in
    income.....................      --         --        --           --         --           --         25                25
                                    ---       ----      ----      -------       ----     --------       ----          --------
  Total comprehensive income...                                                                           --            24,333
Dividends paid on preferred
  stock........................      --         --        --           --         --         (420)        --              (420)
Product acquisition............      --          3        --        4,497         --           --         --             4,500
Conversion of 33,997 Class B
  shares to Class A shares.....      --         --        --           --         --           --         --                --
Conversion of 1,000 shares of
  Preferred Stock to Class A
  shares.......................      --         --        --           --         --           --         --                --
Stock options exercised, 42,422
  shares of Class A less 599
  shares repurchased...........      --          1        --          232         --           --         --               233
  247,242 shares of Class B....      --         --         2        1,603         --           --         --             1,605
                                    ---       ----      ----      -------       ----     --------       ----          --------
BALANCE AT MARCH 31, 2000......       2        123        66       40,864        (55)      56,799         --            97,799
Net income.....................      --         --        --           --         --       23,625         --            23,625
Dividends paid on preferred
  stock........................      --         --        --           --         --         (420)        --              (420)
Product development............      --         --        --          200         --           --         --               200
Conversion of 422,088 Class B
  shares to Class A shares.....      --          4        (4)          --         --           --         --                --
Stock options exercised, 46,004
  shares of Class A............      --         --        --          366         --           --         --               366
  994,081 shares of Class B....      --         --        10        4,362         --           --         --             4,372
Three-for-two stock split......      --         62        35           --         --          (97)        --                --
                                    ---       ----      ----      -------       ----     --------       ----          --------
BALANCE AT MARCH 31, 2001......       2        189       107       45,792        (55)      79,907         --           125,942
Net income.....................      --         --        --           --         --       31,464         --            31,464
Dividends paid on preferred
  stock........................      --         --        --           --         --          (70)        --               (70)
Conversion of 200,000 shares of
  Preferred Stock to 1,125,000
  Class A shares...............      (2)        11        --           (9)        --           --         --                --
Sale of 12,825 Class A shares
  to employee profit sharing
  plan.........................      --         --        --          332          6           --         --               338
Issuance of 5,061 Class A
  shares under product
  development agreement........      --         --        --          125         --           --         --               125
Conversion of 32,575 Class B
  shares to Class A shares.....      --         --        --           --         --           --         --                --
Stock options exercised:
  108,018 shares of Class A,
    less 8,847 shares
    repurchased................      --          1        --          530         --           --         --               531
  80,685 shares of Class B,
    less 170 shares
    repurchased................      --         --         1          461         --           --         --               462
                                    ---       ----      ----      -------       ----     --------       ----          --------
BALANCE AT MARCH 31, 2002......     $--       $201      $108      $47,231       $(49)    $111,301       $ --          $158,792
                                    ===       ====      ====      =======       ====     ========       ====          ========

          See Accompanying Notes to Consolidated Financial Statements

                  K-V PHARMACEUTICAL COMPANY AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                   YEAR ENDED MARCH 31,
                                                              -------------------------------
                                                                2000       2001        2002
                                                              --------    -------    --------
                                                                      (IN THOUSANDS)
OPERATING ACTIVITIES
Net income..................................................  $ 24,308    $23,625    $ 31,464
Adjustments to reconcile net income to net cash provided by
  operating activities:
  Depreciation, amortization and other non-cash charges.....     4,480      5,953       6,769
  Changes in deferred taxes.................................      (205)     2,294      (2,376)
  Changes in deferred compensation..........................       257        174         183
Changes in operating assets and liabilities:
  Increase in receivables, net..............................    (4,693)    (2,578)    (27,959)
  Decrease in arbitration award receivable..................    13,253         --          --
  Increase in inventories...................................    (6,461)    (2,097)     (2,886)
  Decrease (increase) in prepaid and other assets...........    (2,032)    (4,929)        474
  Increase (decrease) in accounts payable and accrued
     liabilities............................................    (3,969)    (5,372)     10,228
                                                              --------    -------    --------
Net cash provided by operating activities...................    24,938     17,070      15,897
                                                              --------    -------    --------
INVESTING ACTIVITIES
Purchase of property and equipment, net.....................   (15,380)    (8,057)     (8,484)
Sale of marketable securities...............................     7,548         --          --
Product acquisition.........................................    (3,000)        --          --
                                                              --------    -------    --------
Net cash used in investing activities.......................   (10,832)    (8,057)     (8,484)
                                                              --------    -------    --------
FINANCING ACTIVITIES
Principal payments on long-term debt........................   (16,698)   (17,646)       (693)
Proceeds from credit facility...............................     2,000      5,000          --
Dividends paid on preferred stock...........................      (420)      (420)        (70)
Sale of common stock to employee profit sharing plan........        --         --         338
Exercise of common stock options............................     1,838      4,738         993
                                                              --------    -------    --------
Net cash provided by (used in) financing activities.........   (13,280)    (8,328)        568
                                                              --------    -------    --------
Increase in cash and cash equivalents.......................       826        685       7,981
Cash and cash equivalents:
  Beginning of year.........................................     2,617      3,443       4,128
                                                              --------    -------    --------
  End of year...............................................  $  3,443    $ 4,128    $ 12,109
                                                              ========    =======    ========
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Term loans refinanced.......................................  $     --    $    --    $  2,450
Issuance of common stock under product development
  agreement.................................................        --         --         125
Portion of product acquisition financed through issuance of:
  Short-term debt...........................................       933         --          --
  Common stock..............................................     4,500         --          --

          See Accompanying Notes to Consolidated Financial Statements

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

1. DESCRIPTION OF BUSINESS

     K-V Pharmaceutical Company ("KV" or the "Company") is a fully integrated pharmaceutical company that develops, manufactures, markets and sells technologically distinguished branded and generic prescription pharmaceutical products. The Company was incorporated in 1971 and is a leader in the development of advanced drug delivery and formulation technologies that are designed to enhance therapeutic benefits of existing drug forms. KV also develops, manufactures and markets technologically advanced, value-added raw material products for the pharmaceutical, nutritional, food and personal care industries.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Principles of Consolidation

     The consolidated financial statements include the accounts of KV and its wholly-owned subsidiaries. All material intercompany accounts and transactions have been eliminated in consolidation.

  Use of Estimates

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results in subsequent periods may differ from the estimates and assumptions used in the preparation of the accompanying consolidated financial statements.

     The most significant estimates made by management include the allowance for doubtful accounts receivable, inventory reserves, sales allowances, the useful lives of intangible assets, and the cash flows used in evaluating long-lived assets for impairment. Management periodically evaluates estimates used in the preparation of the consolidated financial statements and makes changes on a prospective basis when adjustments are necessary.

  Cash Equivalents

     Cash equivalents consist of highly liquid investments with original maturities of three months or less at the date of purchase. At March 31, 2001 and 2002, cash equivalents totaled $3,682 and $10,350, respectively.

  Inventories

     Inventories are stated at the lower of cost or market, with the cost determined on the first-in, first-out (FIFO) basis.

  Property and Equipment

     Property and equipment are stated at cost. Depreciation is computed over the estimated useful lives of the related assets using the straight-line method. The estimated useful lives are principally 10 years for land improvements, 10 to 40 years for buildings and improvements, 3 to 15 years for machinery and equipment, and 3 to 10 years for office furniture and equipment. Leasehold improvements are amortized on a straight-line basis over the shorter of the respective lease terms or the estimated useful life of the assets.

  Intangibles and Other Assets

     Product rights associated with the Micro-K(R) and PreCare(R) product acquisitions are stated at cost, less accumulated amortization, and are amortized on a straight-line basis over 20 years. Goodwill resulting from the acquisition of the Company's Particle Dynamics, Inc. ("PDI") subsidiary is amortized on a straight-line basis over 40 years. All other intangible assets and deferred charges are being amortized on a straight-line basis over periods varying from 5 to 17 years.

  Long-Lived Assets

     The Company periodically evaluates whether events or changes in circumstances have occurred that may indicate that the remaining net book value of a long-lived asset may not be recoverable. Recoverability is determined by comparing the carrying amount of an asset against an estimate of the undiscounted future cash flows expected to result from its use and eventual disposition. If the sum of the expected future undiscounted cash flows is less than the carrying amount of the asset, an impairment loss is recognized based on the excess of the carrying amount over the estimated fair value of the asset. Any impairment amount is charged to operations.

  Revenue Recognition

     Revenue is recognized at the time product is shipped to customers. Net revenues consist of gross sales to customers less provisions for expected customer returns, rebates, discounts, chargebacks, and other sales allowances. Sales provisions totaled $47,415, $85,881 and $98,592 for the years ended March 31, 2000, 2001 and 2002, respectively. The reserve balances related to the sales provisions totaled $26,631 and $18,958 at March 31, 2001 and 2002, respectively, and are included in "Receivables, less allowance for doubtful accounts" in the accompanying consolidated balance sheets.

     Sales provisions for estimated chargebacks, discounts, rebates, returns, pricing adjustments and other sales allowances are established by the Company concurrently with the recognition of revenue. The sales provisions are established based upon consideration of a variety of factors, including but not limited to, actual return and historical experience by product type, the number and timing of competitive products approved for sale, the expected market for the product, estimated customer inventory levels by product, price declines and current and projected economic conditions and levels of competition. Actual product returns, chargebacks and other sales allowances incurred are, however, dependent upon future events. The Company continually monitors the factors that influence sales allowance estimates and makes adjustments to these provisions when management believes that actual product returns, chargebacks and other sales allowances may differ from established allowances.

     The Company also enters into long-term agreements under which it assigns marketing rights for the products it has developed to pharmaceutical marketers. Royalties are earned based on the sale of products. Other non-refundable payments specified in the agreements such as milestone payments and research and development reimbursements, are recognized as income when the results or objectives stipulated in the agreements have been achieved.

  Concentration of Credit Risk

     The Company extends credit on an uncollateralized basis primarily to wholesale drug distributors and retail pharmacy chains throughout the United States. The Company's three largest customers accounted for approximately 24%, 19% and 15%, and 29%, 25% and 12% of gross receivables at March 31, 2001 and 2002, respectively. The Company performs ongoing credit evaluations of its customers and maintains an allowance for potential uncollectible accounts. Historically, actual losses from uncollectible accounts have been insignificant.

     For the year ended March 31, 2000, the Company's two largest customers accounted for 18% and 12% of gross sales. For the years ended March 31, 2001 and 2002, the Company's three largest customers accounted for 23%, 20% and 14%, and 20%, 19% and 13%, respectively, of gross sales.

  Shipping and Handling Costs

     The Company classifies shipping and handling costs in cost of sales. The Company does not derive revenue from shipping.

  Research and Development

     Research and development costs, including costs funded by third parties, are expensed in the period incurred. Payments received from third parties for research and development are offset against expenses when the parties are billed.

  Earnings Per Share

     Basic earnings per share is calculated by dividing net income available to common shareholders for the period by the weighted average number of common shares outstanding during the period. Diluted earnings per share is based on the treasury stock method and is computed by dividing net income by the weighted average common shares and common share equivalents outstanding during the periods presented assuming the conversion of preferred shares and the exercise of all in-the-money stock options. Common share equivalents have been excluded from the computation of diluted earnings per share where their inclusion would be anti-dilutive.

  Income Taxes

     Income taxes are accounted for under the asset and liability method where deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is established when it is more likely than not that some portion or all of the deferred tax assets will not be realized.

  Stock-Based Compensation

     The Company grants stock options for a fixed number of shares to employees with an exercise price greater than or equal to the fair value of the shares at the date of grant. As permissible under Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation, the Company elected to continue to account for stock option grants to employees in accordance with Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees and related interpretations. APB 25 requires that compensation cost related to fixed stock option plans be recognized only to the extent that the fair value of the shares at the grant date exceeds the exercise price. Accordingly, no compensation expense is recognized for stock option awards granted to employees at or above fair value. In accordance with SFAS 123, the Company provides disclosure of pro forma net income and earnings per share as if the fair value based method of accounting under SFAS 123 had been applied (see Note 12).

  Fair Value of Financial Instruments

     The fair values of the Company's cash and cash equivalents, receivables, accounts payable and accrued liabilities approximate their carrying values due to the relatively short maturity of these items. The carrying amount of all long-term financial instruments approximates their fair value because their terms are similar to those which can be obtained for similar financial instruments in the current marketplace.

  New Accounting Pronouncements

     In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets. SFAS 141 requires the use of the purchase method of accounting and prohibits the use of the pooling-of-interest method of accounting for business combinations initiated after June 30, 2001. SFAS 141 also requires that the Company recognize acquired intangible assets apart from goodwill if the acquired intangible assets meet certain criteria. SFAS 141 applies to all business combinations initiated after June 30, 2001 and for purchase business combinations completed on or after July 1, 2001. It also requires, that upon adoption of SFAS 142, the Company reclassify the carrying amounts of certain intangible assets into or out of goodwill based on certain criteria in SFAS 141.

     SFAS 142 addresses accounting for intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) at acquisition. The statement also addresses accounting for goodwill and other intangible assets after they have been initially recognized in the financial statements. Intangible assets that have indefinite useful lives and goodwill will no longer be amortized, but instead must be tested at least annually for impairment using fair values. Intangible assets that have finite useful lives will continue to be amortized over their estimated useful lives. The provisions of SFAS 142 are effective for fiscal years beginning after December 15, 2001.

     The Company's previous business combinations were accounted for using the purchase method. As of March 31, 2002, the net carrying amount of goodwill and other intangible assets was $556 and $40,736, respectively. In accordance with the adoption of SFAS 142, amortization of goodwill will cease effective April 1, 2002. Amortization of goodwill during the year ended March 31, 2002 was $55. At this time, the Company is reassessing the useful lives of previously recognized intangible assets, determining which intangible assets, if any, have indefinite lives and evaluating the extent of impairment, if any, of goodwill and indefinite-lived intangible assets that may need to be recorded. Amortization of other intangible assets was $2,298 during the year ended March 31, 2002.

     In August 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This statement is effective for fiscal years beginning after June 15, 2002. Management does not believe the adoption of this statement will have a material impact on its results of operations or financial position.

     In August 2001, the FASB issued SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. It supersedes SFAS 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of, and certain provisions of APB Opinion No. 30, Reporting the Effects of Disposal of a Segment of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business. SFAS 144 establishes a single accounting model, based on the framework established in SFAS 121, for long-lived assets to be disposed of by sale and resolves other implementation issues related to SFAS 121. This statement is effective for fiscal years beginning after December 15, 2001. Based on the Company's current operations, management does not expect the adoption of SFAS 144 to have a material impact on its results of operations or financial position.

  Reclassification

     Certain reclassifications to prior years' financial information have been made to conform to the fiscal 2002 presentation. These reclassifications included amounts associated with tradeshow allowances and administrative cost rebates paid to resellers which were previously classified as selling and administrative expense that have been reclassified as a reduction of net revenues.

3. ACQUISITIONS

     On August 2, 1999, the Company acquired the world-wide rights and trademark for the prescription prenatal product, PreCare(R), from UCB Pharma for $8,433. The purchase price was funded by a $3,000 cash payment, a $933 note and $4,500 in Class A common stock. The product right intangible asset related to the acquisition is being amortized on a straight-line basis over 20 years. The pro forma results related to the PreCare(R) product are not material to the consolidated financial statements for comparative purposes.

4. INVENTORIES

     Inventories as of March 31, consist of:

                                                               2001       2002
                                                              -------    -------
Finished goods..............................................  $15,119    $18,600
Work-in-process.............................................    3,604      4,702
Raw materials...............................................   14,076     12,903
                                                              -------    -------
                                                               32,799     36,205
Reserves for obsolescence...................................     (588)    (1,108)
                                                              -------    -------
                                                              $32,211    $35,097
                                                              =======    =======

5. COMPREHENSIVE INCOME

     Changes in accumulated comprehensive income, net for the year ended March 31, 2000 are as follows:

                                                    BEFORE-TAX    TAX BENEFIT    NET-OF-TAX
                                                      AMOUNT       (EXPENSE)       AMOUNT
                                                    ----------    -----------    ----------
Unrealized losses on securities arising during
  period..........................................     $(61)         $ 23           $(38)
Less: reclassification adjustments for losses on
  the sale of securities included in net income...      102           (39)            63
                                                       ----          ----           ----
Net unrealized gains..............................     $ 41          $(16)          $ 25
                                                       ====          ====           ====

     The Company had no other comprehensive income for the years ended March 31, 2001 and 2002.

6. PROPERTY AND EQUIPMENT

     Property and equipment as of March 31, consist of:

                                                                2001        2002
                                                              --------    --------
Land and improvements.......................................  $  2,083    $  2,083
Building and building improvements..........................    16,009      16,611
Machinery and equipment.....................................    26,768      31,497
Office furniture and equipment..............................     7,766       8,766
Leasehold improvements......................................     3,189       3,195
Construction-in-progress (estimated costs to complete at
  March 31, 2002 was $3,144) ...............................     3,264       5,353
                                                              --------    --------
                                                                59,079      67,505
Less accumulated depreciation and amortization..............   (22,232)    (26,281)
                                                              --------    --------
Net property and equipment..................................  $ 36,847    $ 41,224
                                                              ========    ========

     Purchases of property and equipment were $15,380, $8,057 and $8,484 for fiscal 2000, 2001 and 2002, respectively. Depreciation and amortization of property and equipment was $2,173, $3,383 and $4,107 for fiscal 2000, 2001 and 2002, respectively.

7. INTANGIBLE AND OTHER ASSETS

     Intangibles and other assets as of March 31, consist of:

                                                               2001       2002
                                                              -------    -------
Product rights..............................................  $44,573    $44,573
Trademarks and patents......................................    2,223      3,046
Goodwill....................................................    2,139      2,139
Cash surrender value of life insurance......................    2,138      1,845
Deposits....................................................    1,248      2,015
Other.......................................................      291         --
Financing charges...........................................       63        119
                                                              -------    -------
                                                               52,675     53,737
Less accumulated amortization...............................   (6,151)    (8,522)
                                                              -------    -------
Net intangibles and other assets............................  $46,524    $45,215
                                                              =======    =======

     Amortization of product rights and all other deferred charges was $2,252, $2,315 and $2,316 for fiscal 2000, 2001 and 2002, respectively. Amortization of goodwill was $55 for fiscal 2000, 2001 and 2002.

8. ACCRUED LIABILITIES

     Accrued liabilities as of March 31, consist of:

                                                               2001       2002
                                                              -------    -------
Salaries, wages, incentives and benefits....................  $ 4,581    $ 5,665
Income taxes................................................    2,240      6,929
Promotions..................................................    1,110      2,846
Other.......................................................    2,136        892
                                                              -------    -------
                                                              $10,067    $16,332
                                                              =======    =======

9. LONG-TERM DEBT

     Long-term debt as of March 31, consists of:

                                                               2001      2002
                                                              ------    ------
Industrial revenue bonds....................................  $1,180    $  855
Building mortgages..........................................   4,612     4,244
                                                              ------    ------
                                                               5,792     5,099
Less current portion........................................    (712)     (712)
                                                              ------    ------
                                                              $5,080    $4,387
                                                              ======    ======

     As of March 31, 2002, the Company has a revolving credit agreement with LaSalle National Bank (LaSalle) that provides for a revolving line of credit for borrowing up to $60,000. During December 2001, the Company revised the previous revolving credit agreement with LaSalle to provide for the continuation of the Company's $40,000 revolving line of credit along with a supplemental credit line of $20,000 for financing acquisitions. These credit facilities expire in October 2004 and December 2002, respectively. The revolving credit lines are unsecured and interest is charged at the lower of the prime rate or the one-month LIBOR rate plus 150 basis points. At March 31, 2002, the Company had $3,609 in open letters of credit issued under the credit facilities. The credit agreement includes covenants that impose minimum levels of earnings before interest, taxes, depreciation and amortization, a maximum funded debt ratio, and a limit on capital expenditures and dividend payments. As of March 31, 2002, the Company was in compliance with all of its covenants.

     The industrial revenue bonds, which bear interest at 7.35% per annum, mature serially through 2005 and are collateralized by certain property and equipment, as well as through a letter of credit, which may only be accessed in case of default on the bonds. The bonds do not allow the holder to require the Company to redeem the bonds.

     In December 2001, the Company refinanced $2,500 of a building mortgage that was due in June 2002. At March 31, 2002, the building mortgages bear interest at 7.57% and 7.95% and require monthly principal payments of $19 and $13 plus interest through November 2006 and February 2004, respectively. The remaining principal balances plus any unpaid interest are due on December 20, 2006 and March 11, 2004, respectively.

     The aggregate maturities of long-term debt as of March 31, 2002 are as follows:


2003........................................................  $  712
2004........................................................   2,258
2005........................................................     438
2006........................................................     233
2007........................................................   1,458
                                                              ------
                                                              $5,099
                                                              ======

     The Company paid interest of $1,954, $1,329 and $417 during the years ended March 31, 2000, 2001 and 2002, respectively.

10. COMMITMENTS AND CONTINGENCIES

  Leases

     The Company leases manufacturing, office and warehouse facilities, equipment and automobiles under operating leases expiring through 2012. Total rent expense for the years ended March 31, 2000, 2001 and 2002 was $2,185, $4,319 and $4,441, respectively.

     Future minimum lease commitments under non-cancelable leases are as follows:


2003........................................................  $2,726
2004........................................................   2,785
2005........................................................   2,487
2006........................................................   2,171
2007........................................................   2,142
Later years.................................................   9,482

  Contingencies

     The Company currently carries product liability coverage of $10 million per occurrence and $10 million in the aggregate on a "claims made" basis. There is no assurance that its present insurance will cover any potential claims that may be asserted in the future.

     The Company is subject to legal proceedings and claims that arise in the ordinary course of business. While the Company is not presently able to determine the potential liability, if any, related to such matters, the Company believes none of the matters, individually or in the aggregate, will have a material adverse effect on its financial position or operations.

  Employment Agreements

     The Company has employment agreements with certain officers and key employees which extend for one to five years. These agreements provide for base levels of compensation and, in certain instances, also provide for incentive bonuses and separation benefits. Also, the agreement with one officer contains provisions for partial salary continuation under certain conditions, contingent upon noncompete restrictions and providing consulting services to the Company as specified in the agreement. The Company expensed $257, $174 and $183, under this agreement in March 31, 2000, 2001 and 2002, respectively.

  Litigation

     KV, along with ETHEX Corporation, a wholly-owned subsidiary of the Company, are defendants in a lawsuit styled, Healthpoint, Ltd. V. ETHEX Corporation. On September 28, 2001, the jury returned verdicts, in the form of answers to special interrogatories, against ETHEX on certain false advertising, unfair competition and misappropriation claims and awarded damages aggregating $16,500. The court will enter a judgment after consideration of the post-trial motions. The court's judgment may then be appealed. The Company and its counsel believe that the jury's recommended award is excessive and is not sufficiently supported by the facts or the law. The court may or may not accept the jury's verdicts. The Company intends to vigorously appeal any adverse judgment that the court may enter. The Company and its legal counsel are not presently able to predict the outcome of the matter and cannot reasonably estimate the Company's ultimate liability, if any. Accordingly, the Company has not recorded any contingent liability in its consolidated financial statements related to this matter.

11. INCOME TAXES

     The fiscal 2000, 2001, and 2002 provisions were based on estimated Federal and state taxable income using the applicable statutory rates. The current and deferred Federal and state income tax provisions for fiscal years 2000, 2001 and 2002 are as follows:

                                                         2000       2001       2002
                                                        -------    -------    -------
PROVISION
Current
  Federal.............................................  $13,471    $10,072    $18,603
  State...............................................    1,525      1,073      1,664
                                                        -------    -------    -------
                                                         14,996     11,145     20,267
                                                        -------    -------    -------
Deferred
  Federal.............................................     (184)     2,061     (2,199)
  State...............................................      (21)       233       (177)
                                                        -------    -------    -------
                                                           (205)     2,294     (2,376)
                                                        -------    -------    -------
                                                        $14,791    $13,439    $17,891
                                                        =======    =======    =======

     The reasons for the differences between the provision for income taxes and the expected Federal income taxes at the statutory rate are as follows:

                                                         2000       2001       2002
                                                        -------    -------    -------
Computed income tax expense...........................  $13,684    $12,972    $17,274
State income taxes, less Federal income tax benefit...    1,090        849        967
Business credits......................................       --       (142)      (260)
Other.................................................       17       (240)       (90)
                                                        -------    -------    -------
                                                        $14,791    $13,439    $17,891
                                                        =======    =======    =======

     As of March 31, 2001 and 2002, the tax effect of temporary differences between the tax basis of assets and liabilities and their financial reporting amounts are as follows:

                                                      2001                     2002
                                              ---------------------    ---------------------
                                              CURRENT   NON-CURRENT    CURRENT   NON-CURRENT
                                              -------   -----------    -------   -----------
Fixed asset basis differences...............  $   --      $(1,131)     $    --     $(2,126)
Reserves for inventory and receivables......   1,175           --        4,376          --
Vacation pay reserve........................     338           --          464          --
Deferred compensation.......................      --          949           --       1,004
Amortization................................      --         (551)          --        (818)
Other.......................................     131           --          387          --
                                              ------      -------      -------     -------
  Net deferred tax asset (liability)........  $1,644      $  (733)     $ 5,227     $(1,940)
                                              ======      =======      =======     =======

     The Company paid income taxes of $19,754, $11,971 and $15,578 during the years ended March 31, 2000, 2001 and 2002, respectively.

12. EMPLOYEE BENEFITS

  Stock Option Plan and Agreements

     During fiscal 2002, the Board of Directors adopted the Company's 2001 Incentive Stock Option Plan (the 2001 Plan), which allows for the issuance of up to 3,750,000 shares of common stock. Prior to the approval of the 2001 Plan, the Company operated under the 1991 Incentive Stock Option Plan, as amended, which allowed for the issuance of up to 4,500,000 shares of common stock. Under the Company's stock option plans, options to acquire shares of common stock have been made available for grant to certain employees. Each option granted has an exercise price of not less than 100% of the market value of the common stock on the date of grant. The contractual life of each option is generally 10 years. The exercisability of the grants varies according to the individual options granted. In addition to the Stock Option Plan, the Company issues stock options periodically related to employment agreements with its executives and to non-employee directors. At March 31, 2002, options to purchase 334,350 shares of stock were outstanding pursuant to employment agreements and grants to non-employee directors.

     The following summary shows the transactions for the fiscal years 2000, 2001 and 2002 under option arrangements:

                                             OPTIONS OUTSTANDING      OPTIONS EXERCISABLE
                                            ----------------------   ----------------------
                                                          AVERAGE                  AVERAGE
                                              NO. OF     PRICE PER     NO. OF     PRICE PER
                                              SHARES       SHARE       SHARES      SHARES
                                            ----------   ---------   ----------   ---------
Balance, March 31, 1999...................   2,782,763    $ 6.45      1,530,614    $ 5.72
  Options granted.........................     869,587     11.11             --        --
  Options becoming exercisable............          --        --        706,159      8.37
  Options exercised.......................    (433,597)     4.25       (433,597)     4.25
  Options canceled........................    (131,108)     9.74        (23,912)     9.50
                                            ----------               ----------
Balance March 31, 2000....................   3,087,645      7.90      1,779,264      7.10
  Options granted.........................     592,125     15.62             --        --
  Options becoming exercisable............          --        --        433,351     11.13
  Options exercised.......................  (1,344,348)     7.15     (1,344,348)     7.15
  Options canceled........................    (182,223)    10.47        (54,644)     9.01
                                            ----------               ----------
Balance March 31, 2001....................   2,153,199     10.27        813,623      9.04
  Options granted.........................     362,000     20.44             --        --
  Options becoming exercisable............          --        --        385,356     12.79
  Options exercised.......................    (188,703)     5.73       (188,703)     5.73
  Options canceled........................    (194,110)    12.73        (53,105)    10.63
                                            ----------               ----------
Balance March 31, 2002....................   2,132,386    $12.18        957,171    $11.11
                                            ==========               ==========

     The weighted-average fair value of options granted at market price was $3.11, $4.18 and $5.45 per share in 2000, 2001 and 2002, respectively. The weighted-average fair value of options granted with an exercise price exceeding market price on the date of grant was $0.73, $1.83 and $0.45 per share in 2000, 2001 and 2002, respectively.

     The following table summarizes information about stock options outstanding at March 31, 2002:

                                OPTIONS OUTSTANDING                       OPTIONS EXERCISABLE
                 -------------------------------------------------   ------------------------------
   RANGE OF        NUMBER                                              NUMBER
   EXERCISE      OUTSTANDING   WEIGHTED AVERAGE   WEIGHTED AVERAGE   EXERCISABLE   WEIGHTED AVERAGE
    PRICES       AT 3/31/02     LIFE REMAINING     EXERCISE PRICE    AT 3/31/02     EXERCISE PRICE
---------------  -----------   ----------------   ----------------   -----------   ----------------
$ 1.23 - $ 5.00    195,914         3 Years             $ 3.34          109,254          $ 3.20
$ 5.01 - $ 9.00    266,774         5 Years             $ 5.63          138,403          $ 5.58
$ 9.01 - $14.00    989,380         6 Years             $11.04          455,583          $11.18
$14.01 - $20.00    460,538         7 Years             $16.89          226,521          $16.65
$20.01 - $29.01    219,780         9 Years             $23.28           27,410          $22.94

     SFAS No. 123 requires the Company to provide pro forma information regarding net income and earnings per share as if compensation cost for the Company's stock option plan had been determined in accordance with the fair value of each stock option at the grant date using the Black-Scholes option-pricing model.

     The weighted average fair value of the options has been estimated on the date of grant using the following weighted average assumptions for grants in fiscal 2000, 2001 and 2002, respectively: no dividend yield; expected volatility of 66%, 56% and 56%; risk-free interest rate of 6.47%, 6.50% and 6.00% per annum; and expected option terms ranging from 3 to 10 years for all three years. Weighted averages are used because of varying assumed exercise dates.

     Under the accounting provisions of SFAS No. 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:

                                                         2000       2001       2002
                                                        -------    -------    -------
Net income:
  As reported.........................................  $24,308    $23,625    $31,464
  Pro forma...........................................   23,591     22,718     30,649
Net income per common share -- basic:
  As reported.........................................  $  0.85    $  0.80    $  1.03
  Pro forma...........................................     0.82       0.77       1.00
Net income per common share -- diluted:
  As reported.........................................  $  0.80    $  0.74       0.98
  Pro forma...........................................     0.78       0.71       0.95

  Profit Sharing Plan

     The Company has a qualified trustee profit sharing plan (the "Plan") covering substantially all non-union employees. The Company's annual contribution to the Plan, as determined by the Board of Directors, is discretionary and was $175, $300 and $350 for fiscal 2000, 2001 and 2002, respectively. The Plan includes features as described under Section 401(k) of the Internal Revenue Code.

     The Company's contributions to the 401(k) investment funds are 50% of the first 7% of the salary contributed by each participant. Contributions of $586, $907 and $1,028 were made to the 401(k) investment funds in fiscal 2000, 2001 and 2002, respectively.

     Contributions are also made to multi-employer defined benefit plans administered by labor unions for certain union employees. Amounts charged to pension expense and contributed to these plans were $119, $161 and $165 in fiscal 2000, 2001 and 2002, respectively.

  Health and Medical Insurance Plan

     The Company contributes to health and medical insurance programs for its non-union and union employees. For non-union employees, the Company self-insures the first $100,000 of each employee's covered medical claims. Included in accrued liabilities in the consolidated balance sheets as of March 31, 2001 and 2002 were $300 and $400 of accrued health insurance reserves, respectively, for claims incurred but not reported. For union employees, the Company participates in a fully funded insurance plan sponsored by the union. Total health and medical insurance expense for the two plans was $2,714, $4,088, and $5,255 in fiscal 2000, 2001 and 2002, respectively.

13. RELATED PARTY TRANSACTIONS

     The Company currently leases certain real property from an affiliated partnership of an officer and director of the Company. Lease payments made for this property during the years ended March 31, 2000, 2001 and 2002 totaled $246, $246 and $263, respectively.

14. EQUITY TRANSACTIONS

     On June 29, 2001, 200,000 shares of 7% Cumulative Convertible Preferred Stock were converted, at a conversion rate of 5.625-to-one, into 1,125,000 shares of Class A common stock. As of March 31, 2001 and 2002, the Company had 240,000 and 40,000 shares, respectively, of 7% Cumulative Convertible Preferred Stock (par value $.01 per share) outstanding at a stated value of $25 per share. The preferred stock is non-voting with dividends payable quarterly. The preferred stock is redeemable at its stated value. Each share of preferred stock is convertible into Class A Common Stock at a conversion price of $4.45 per share. The preferred stock has a liquidation preference of $25 per share plus all accrued but unpaid dividends prior to any liquidation distributions to holders of Class A or Class B common stock. No dividends may be paid on Class A or Class B common stock unless all dividends on the Cumulative Convertible Preferred Stock have been declared and paid. Undeclared and unaccrued cumulative preferred dividends were $2,194, or $9.14 per share and $366, or $9.14 per share, at March 31, 2001 and 2002, respectively. Also, under the terms of its credit agreement, the Company may not pay cash dividends in excess of 25% of the prior fiscal year's consolidated net income.

     Holders of Class A common stock are entitled to receive dividends per share equal to 120% of the dividends per share paid on the Class B Common Stock and have one-twentieth vote per share in the election of directors and on other matters.

     Under the terms of the Company's current loan agreement (see Note 9), the Company has limitations on paying dividends, except in stock, on its Class A and Class B common stock. Payment of dividends may also be restricted under Delaware Corporation law.

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

     All per share data in this report has been restated to reflect the aforementioned three-for-two stock split in the form of a 50% stock dividend.

15. EARNINGS PER SHARE

     The following table sets forth the computation of basic and diluted earnings per share:

                                                         2000       2001       2002
                                                        -------    -------    -------
Numerator:
  Net income..........................................  $24,308    $23,625    $31,464
  Preferred stock dividends...........................     (420)      (420)       (70)
                                                        -------    -------    -------
  Numerator for basic earnings per share -- income
     available to common shareholders.................   23,888     23,205     31,394
  Effect of dilutive securities:
     Preferred stock dividends........................      420        420         70
                                                        -------    -------    -------
  Numerator for diluted earnings per share -- income
     available to common shareholders after assumed
     conversions......................................  $24,308    $23,625    $31,464
                                                        =======    =======    =======

                                                         2000       2001       2002
                                                        -------    -------    -------
Denominator:
  Denominator for basic earnings per
     share -- weighted-average shares.................   27,975     28,981     30,408
                                                        -------    -------    -------
  Effect of dilutive securities:
     Employee stock options...........................    1,203      1,662      1,258
     Convertible preferred stock......................    1,350      1,350        499
                                                        -------    -------    -------
  Dilutive potential common shares....................    2,553      3,012      1,757
                                                        -------    -------    -------
  Denominator for diluted earnings per
     share -- adjusted weighted-average shares and
     assumed conversions..............................   30,528     31,993     32,165
                                                        =======    =======    =======
  Basic earnings per share(1).........................  $  0.85    $  0.80    $  1.03
                                                        =======    =======    =======
  Diluted earnings per share(1)(2)....................  $  0.80    $  0.74    $  0.98
                                                        =======    =======    =======

---------------
(1) The two-class method for Class A and Class B common stock is not presented because the earnings per share are equivalent to the if converted method since dividends were not declared or paid and each class of common stock has equal ownership of the Company.

(2) Employee stock options to purchase 107,250, 5,750 and 27,550 shares of Class A common stock at March 31, 2000, 2001 and 2002, respectively, are not presented because these options are anti-dilutive. The exercise prices of these options exceeded the average market prices of the shares under option in each respective period.

16. NONRECURRING GAIN

     Under a contract that the Company has with a supplier, issues arose with respect to the timing of supply of a product and the supplier's failure to pursue another product. The terms of the contract provided for binding private arbitration between the parties which resulted in the Company receiving notice of an award in December 1998 of $13,253. The Arbitration Panel subsequently directed the parties to have further discussions including possible replacement products. Payment of the award was deferred pending the outcome of these discussions. Subsequent attempts to obtain replacement products were unsuccessful and the Company was paid the arbitration in June 1999. In January 2000, the Company received an additional award of $6,973 covering all open monetary issues related to the contract. The $6,973 award, net of applicable income taxes and expenses, represents $.13 per common share on a diluted basis for the year ended March 31, 2000, and is reflected in the fiscal 2000 consolidated statement of income as other income.

17. QUARTERLY FINANCIAL RESULTS (UNAUDITED)

                                    1ST        2ND        3RD        4TH
                                  QUARTER    QUARTER    QUARTER    QUARTER      YEAR
                                  -------    -------    -------    -------    --------
FISCAL 2001
Net sales.......................  $37,942    $43,251    $43,088    $53,486    $177,767
Gross profit....................   21,747     25,349     26,073     33,935     107,104
Pretax income...................    6,964      8,473      8,379     13,248      37,064
Net income......................    4,352      5,423      5,371      8,479      23,625
Earnings per
  share -- basic(a).............     0.15       0.18       0.18       0.29        0.80
Earnings per
  share -- diluted(a)...........     0.14       0.17       0.17       0.26        0.74
FISCAL 2002
Net sales.......................  $45,220    $50,658    $51,553    $56,674    $204,105
Gross profit....................   27,645     29,408     32,247     34,402     123,702
Pretax income...................    8,883     11,027     12,782     16,663      49,355
Net income......................    5,663      7,030      8,148     10,623      31,464
Earnings per share -- basic.....     0.19       0.23       0.26       0.35        1.03
Earnings per share -- diluted...     0.18       0.22       0.25       0.33        0.98

---------------
Note:

(a) All earnings per share amounts have been restated to reflect a three-for-two stock split in the form of a 50% stock dividend, declared by the Board of Directors on August 18, 2000 and distributed September 7, 2000 to shareholders of record as of August 28, 2000.

18. SEGMENT REPORTING

     The reportable operating segments of the Company are branded products, specialty generics, specialty materials and contract services. The operating segments are distinguished by differences in products, marketing and regulatory approval. Segment profits are measured based on income before taxes and are determined based on each segment's direct revenues and expenses. The majority of research and development expense, corporate general and administrative expenses, amortization and interest expense, as well as interest and other income, are not allocated to segments, but included in the "all other" classification. Identifiable assets for the four reportable operating segments primarily include receivables, inventory, and property and equipment. For the "all other" classification, identifiable assets consist of cash and cash equivalents, corporate property and equipment, intangibles and other assets and all income tax related assets. Accounting policies of the segments are the same as the Company's consolidated accounting policies.

     The following represents information for the Company's reportable operating segments for fiscal 2000, 2001 and 2002

                        FISCAL
                         YEAR
                        ENDED     BRANDED    SPECIALTY   SPECIALTY   CONTRACT     ALL
                       MARCH 31   PRODUCTS   GENERICS    MATERIALS   SERVICES    OTHER     ELIMINATIONS   CONSOLIDATED
                       --------   --------   ---------   ---------   --------   --------   ------------   ------------
Total Revenues.......    2000     $23,469    $ 98,106     $17,182    $ 3,720    $    257     $    --        $142,734
                         2001      25,206     132,154      17,088      3,018         301          --         177,767
                         2002      40,424     141,007      19,557      2,808         309          --         204,105
Income before
  taxes..............    2000       5,307      48,862       3,823        917     (19,810)         --          39,099
                         2001      (6,490)     71,779       4,333      1,131     (33,689)         --          37,064
                         2002       7,222      74,389       3,684      1,085     (37,025)         --          49,355
Intangible assets....    2000       9,237      27,927       6,939     32,605      64,835      (1,158)        140,385
                         2001       9,497      31,241       8,278     39,200      64,359      (1,158)        151,417
                         2002      12,555      58,618       8,774     40,340      76,063      (1,158)        195,192
Property and
  equipment
  additions..........    2000         119         338         208     13,172       1,543          --          15,380
                         2001         226         805          91      6,676         259          --           8,057
                         2002         707         120         391      5,469       1,797          --           8,484
Depreciation and
  amortization.......    2000          50         148         140      1,683       2,459          --           4,480
                         2001          82         180         152      2,816       2,523          --           5,753
                         2002          74          79         156      3,485       2,976          --           6,770

     Consolidated revenues are principally derived from customers in North America and all property and equipment is located in St. Louis, Missouri.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

             Not Applicable.

                                    PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

           The information contained under the caption "INFORMATION CONCERNING NOMINEES AND DIRECTORS CONTINUING IN OFFICE" in the Company's definitive proxy statement to be filed pursuant to Regulation 14(a) for its 2002 Annual Meeting of Shareholders, which involves the election of directors, is incorporated herein by this reference. Also see Item 4(a) of Part I hereof.

ITEM 11.   EXECUTIVE COMPENSATION

           The information contained under the captions "EXECUTIVE COMPENSATION" and "INFORMATION AS TO STOCK OPTIONS" in the Company's definitive proxy statement to be filed pursuant to Regulation 14(a) for its 2002 Annual Meeting of Shareholders is incorporated herein by this reference.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

           The information contained under the caption "SECURITY OWNERSHIP OF PRINCIPAL HOLDERS AND MANAGEMENT" in the Company's definitive proxy statement to be filed pursuant to Regulation 14(a) for its 2002 Annual Meeting of Shareholders is incorporated herein by this reference.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

           The information contained under the caption "TRANSACTIONS WITH ISSUER" in its definitive proxy statement to be filed pursuant to Regulation 14(a) for its 2002 Annual Meeting of Shareholders is incorporated herein by this reference.

                                     PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

  (a)   1. Financial Statements:                                            Page
           --------------------                                             ----

           The following consolidated financial statements of the Company are included in Part II, Item 8:

           Report of Independent Certified Public Accountants                 30

           Consolidated Balance Sheets as of March 31, 2002 and 2001          31

           Consolidated Statements of Income for the Years Ended March 31,    32
           2002, 2001 and 2000

           Consolidated Statements of Shareholders' Equity for the Years      33
           Ended March 31, 2002, 2001 and 2000

           Consolidated Statements of Cash Flows for the Years Ended          34
           March 31, 2002, 2001 and 2000

           Notes to Financial Statements                                      35

        2. Financial Statement Schedules:
           -----------------------------

           Report of Independent Certified Public Accountants regarding       51
           Financial Statement Schedule

           Schedule II - Valuation and Qualifying Accounts                    52

        3. Exhibits:
           --------

           See Exhibit Index on pages 52 through 56 of this Report. Management contracts and compensatory plans are designated on the Exhibit Index.


  (b) A report on Form 8-K was filed by the Company on April 1, 2002 for a Regulation FD disclosure.

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Stockholders and Board of Directors
K-V Pharmaceutical Company


The audits referred to in our report dated May 24, 2002 relating to the consolidated financial statements of K-V Pharmaceutical Company, which are included in Item 8 of this Form 10-K, included the audit of the accompanying financial statement schedule. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based upon our audits. In our opinion such financial statement schedule presents fairly, in all material respects, the information set forth therein.

/s/ BDO SEIDMAN, LLP


Chicago, Illinois
May 24, 2002

2.  Financial Statement Schedules:

                                   SCHEDULE II
                        VALUATION AND QUALIFYING ACCOUNTS

                                       Balance at    Additions charged      Amounts           Balance
                                       beginning        to costs and      charged to           at end
                                        of year           expenses          reserves           of year
                                      -----------    -----------------    -----------        -----------
Year Ended March 31, 2000:
Allowance for doubtful accounts       $   192,403       $   241,772       $    (3,759)       $   437,934
Inventory obsolescence                    548,288         1,502,323           988,538          1,062,073
                                      -----------       -----------       -----------        -----------
                                      $   740,691       $ 1,744,095       $   984,779        $ 1,500,007
                                      ===========       ===========       ===========        ===========

Year Ended March 31, 2001:
Allowance for doubtful accounts       $   437,934       $    12,652       $     2,627        $   447,959
Inventory obsolescence                  1,062,073           418,284           892,760            587,597
                                      -----------       -----------       -----------        -----------
                                      $ 1,500,007       $ 1,430,936       $   895,387        $ 1,035,556
                                      ===========       ===========       ===========        ===========

Year Ended March 31, 2002:
Allowance for doubtful accounts       $   447,959       $   112,836       $   158,081        $   402,714
Inventory obsolescence                    587,597         2,214,867         1,694,464          1,108,000
                                      -----------       -----------       -----------        -----------
                                      $ 1,035,556       $ 2,327,703       $ 1,852,545        $ 1,510,714
                                      ===========       ===========       ===========        ===========


Financial Statements of KV Pharmaceutical Company (separately) are omitted because KV is primarily an operating company and its subsidiaries included in the Financial Statements are wholly-owned and are not materially indebted to any person other than through the ordinary course of business.


                                   53
4

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         KV PHARMACEUTICAL COMPANY

Date:    June 7, 2002                    By       /s/  Marc S. Hermelin
                                                  ------------------------------
                                                  Vice Chairman of the Board
                                                  (Principal Executive Officer)


Date:    June 7, 2002                    By       /s/  Gerald R. Mitchell
                                                  ------------------------------
                                                  Vice President, Treasurer and
                                                  Chief Financial Officer
                                                  (Principal Financial and
                                                   Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on the dates indicated by the following persons on behalf of the Company and in their capacities as members of the Board of Directors of the Company:


Date:    June 7, 2002                    By       /s/  Marc S. Hermelin
                                                  ------------------------------
                                                  Marc S. Hermelin


Date:    June 7, 2002                    By       /s/  Victor M. Hermelin
                                                  ------------------------------
                                                  Victor M. Hermelin


Date:    June 7, 2002                    By       /s/ Garnet E. Peck
                                                  ------------------------------
                                                  Garnet E. Peck, Ph.D.


Date:    June 7, 2002                    By       /s/  Norman D. Schellenger
                                                  ------------------------------
                                                  Norman D. Schellenger


Date:    June 7, 2002                    By       /s/  Alan G. Johnson
                                                  ------------------------------
                                                  Alan G. Johnson


Date:    June 7, 2002                    By       /s/  Kevin S. Carlie
                                                  ------------------------------
                                                  Kevin S. Carlie

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

      3(e) Certificate of Amendment to Certificate of Incorporation of the Company, which was filed as Exhibit 3(e) to the Company's Annual Report on Form 10-K for the year ended
                      March 31, 1996, is incorporated herein by this reference.

      3(f) Certificate of Amendment to Certificate of Incorporation of the Company, which was filed as Exhibit 3(f) to the Company's Annual Report on Form 10-K for the year ended
                      March 31, 1996, is incorporated herein by this reference.

      3(g) Certificate of Amendment to Certificate of Incorporation of the Company, which was filed as Exhibit 4(g) to the Company's Registration Statement on Form S-3 (Registration
                      Statement No. 333-87402), filed May 1, 2002, is incorporated herein by this reference.

      3(h) Bylaws of the Company, as amended through November 18, 1982, which was filed as Exhibit 3(e) to the Company's
                      Annual Report on Form 10-K for the year ended March 31,
                      1993, is incorporated herein by this reference.

      3(i)            Amendment to Bylaws of the Company, effective July 2,
                      1984, which was filed as Exhibit 4(i) to the Company's
                      Registration Statement on Form S-3 (Registration Statement
                      No. 333-87402), filed May 1, 2002, is incorporated herein by this reference.

      3(j)            Amendment to Bylaws of the Company, effective December 4,
                      1986, which was filed as Exhibit 4(j) to the Company's
                      Registration Statement on Form S-3 (Registration Statement
                      No. 333-87402), filed May 1, 2002, is incorporated herein by this reference.

      3(k)            Amendment to Bylaws of the Company effective March 17,
                      1992, which was filed as Exhibit 4(k) to the Company's
                      Registration Statement on Form S-3 (Registration Statement
                      No. 333-87402), filed May 1, 2002, is incorporated herein by this reference.

      3(l)            Amendment to Bylaws of the Company effective November 18,
                      1992, which was filed as Exhibit 4(l) to the Company's
                      Registration Statement on Form S-3 (Registration Statement
                      No. 333-87402), filed May 1, 2002, is incorporated herein by this reference.

      3(m)            Amendment to Bylaws of the Company, effective December 30,
                      1993, which was filed as Exhibit 3(h) to the Company's
                      Annual Report on Form 10-K for the year ended March 31,
                      1996, is incorporated herein by this reference.

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

                                             55

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

   Exhibit No.                             Description
      4(j)          Third Amendment, dated June 22, 1999, to Loan Agreement
                    between the Company and its subsidiaries and LaSalle, which was filed as Exhibit 4(j) to the Company's Annual Report on
                    Form 10-K for the year ended March 31, 2000, is incorporated herein by this reference.

      4(k) Fourth Amendment, dated December 17, 1999, to Loan Agreement between the Company and its subsidiaries and LaSalle, which was filed as Exhibit 4(k) to the Company's Annual Report on Form 10-K for the year ended March 31, 2000, is incorporated by this reference.

      4(l) Fifth Amendment, dated December 21, 2001, to Loan Agreement between the Company and its subsidiaries and LaSalle, filed herewith.

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

     10(e)*         Consulting Agreement between the Company and Victor M.
                    Hermelin, Chairman of the Board, dated October 30, 1978, as amended October 30, 1982, and Employment Agreement dated
                    February 20, 1974, referred to therein (which was filed as Exhibit 10(m) to the Company's Annual Report on Form 10-K for the year ended March 31, 1983) and subsequent
                    Amendments dated as of August 12, 1986, which was filed as
                    Exhibit 10(f) to the Company's Annual Report on Form 10-K for the year ended March 31, 1987, and dated as of September 15, 1987 (which was filed as Exhibit 10(s) to the
                    Company's Annual Report on Form 10-K for the year ended
                    March 31, 1988), and dated October 25, 1988 (which was filed as Exhibit 10(n) to the Company's Annual Report on Form 10-K for the year ended March 31, 1989), and dated
                    October 30, 1989 (which was filed as Exhibit 10(n) to the
                    Company's Annual Report on Form 10-K


*     Management contract or compensation plan.

   Exhibit No.                             Description
                    for the year ended March 31, 1990), and dated October 30,
                    1990 (which was filed as Exhibit 10(n) to the Company's
                    Annual Report on Form 10-K for the year ended March 31,
                    1991), and dated as of October 30, 1991 (which was filed as
                    Exhibit 10(i) to the Company's Annual Report on Form 10-K
                    for the year ended March 31, 1992), are incorporated herein by this reference.

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

*     Management contract or compensation plan.

   Exhibit No.                             Description
     10(m)*         Employment Agreement between the Company and Marc S.
                    Hermelin, Vice-Chairman, dated November 15, 1993, which was filed as Exhibit 10(u) to the Company's Annual Report on
                    Form 10-K for the year ended March 31, 1994, is incorporated herein by this reference.

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

     10(u) Amendment to Lease dated February 17, 1997, for the facility located at 2503 South Hanley Road, St. Louis, Missouri, between the Company as Lessee and Marc S. Hermelin as Lessor, which was

*     Management contract or compensation plan.

   Exhibit No.                             Description
                    filed as Exhibit 10(aa) to the Company's Annual Report on
                    Form 10-K for the year ended March 31, 1997, is incorporated herein by this reference.

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

   Exhibit No.                             Description
      10(x)         Asset Purchase Agreement by and between K-V Pharmaceutical
                    Company and American Home Products Corporation, acting
                    through its Wyeth-Ayerst Laboratories division, dated as of
                    February 11, 1999, which was filed as Exhibit 2.1 to the
                    Company's Report on Form 8-K filed April 5, 1999, is
                    incorporated herein by this reference.

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

      10(aa)* Stock Option Agreement dated as of March 31, 1999, granting a stock option to Victor M. Hermelin, which was filed as
                    Exhibit 10(aa) to the Company's Annual Report on Form 10-K for the year ended March 31, 2001, is incorporated by this reference.

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

      10(gg)* Stock Option Agreement dated as of June 1, 2000, granting a stock option to Marc S. Hermelin, which was filed as Exhibit
                    10(gg) to the Company's Annual Report on Form 10-K for the year ended March 31, 2001, is incorporated by this reference.

      10(hh)* Stock Option Agreement dated as of June 1, 2000, granting a stock option to Marc S. Hermelin, which was filed as Exhibit
                    10(hh) to the Company's Annual Report on Form 10-K for the year ended March 31, 2001, is incorporated by this reference.

      10(ii) Stock Option Agreement dated as of April 9, 2001, granting a stock option to Kevin S. Carlie, filed herewith.

      10(jj) Stock Option Agreement dated as of April 9, 2001, granting a stock option to Marc S. Hermelin, filed herewith.

      10(kk) Stock Option Agreement dated as of April 9, 2001, granting a stock option to Marc S. Hermelin, filed herewith.

      21            List of Subsidiaries, filed herewith.

      23            Consent of BDO Seidman, LLP, filed herewith.

*     Management contract or compensation plan.
