Form 10-Q
period 2002-06-30
KV PHARMACEUTICAL CO /DE/
filed 2002-08-14
CIK 57055

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002


                          COMMISSION FILE NUMBER 1-9601


                           K-V PHARMACEUTICAL COMPANY
--------------------------------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


            DELAWARE                                      43-0618919
            --------                                      ----------
(STATE OR OTHER JURISDICTION OF             (I.R.S. EMPLOYER IDENTIFICATION NO.)
 INCORPORATION OR ORGANIZATION)


                2503 SOUTH HANLEY ROAD, ST. LOUIS, MISSOURI 63144
--------------------------------------------------------------------------------
                    (ADDRESS OR PRINCIPAL EXECUTIVE OFFICES)
                                   (ZIP CODE)


                                 (314) 645-6600
--------------------------------------------------------------------------------
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)


      INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS) AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES X NO
                                        ---    ---


           TITLE OF CLASS OF                             NUMBER OF SHARES
             COMMON STOCK                        OUTSTANDING AS OF JULY 25, 2002
           -----------------                     -------------------------------
CLASS A COMMON STOCK, PAR VALUE $.01 PER SHARE              23,618,602
CLASS B COMMON STOCK, PAR VALUE $.01 PER SHARE              10,484,353

PART I. - FINANCIAL INFORMATION

                   K-V PHARMACEUTICAL COMPANY AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)
                      (In thousands, except per share data)

                                                         THREE MONTHS ENDED
                                                              JUNE 30,
                                                      -----------------------
                                                        2002            2001
                                                      -------         -------
     Net revenues                                     $49,227         $45,220
     Cost of sales                                     19,078          17,575
                                                      -------         -------
     Gross profit                                      30,149          27,645
                                                      -------         -------
     Operating expenses:
        Research and development                        3,469           2,534
        Selling and administrative                     15,492          15,641
        Amortization of intangible assets                 583             589
                                                      -------         -------
             Total operating expenses                  19,544          18,764
                                                      -------         -------
     Operating income                                  10,605           8,881
                                                      -------         -------
     Other income (expense):
        Interest and other income                          53             105
        Interest expense                                  (37)           (103)
                                                      -------         -------
             Total other income (expense), net             16               2
                                                      -------         -------
     Income before income taxes                        10,621           8,883
     Provision for income taxes                         3,898           3,220
                                                      -------         -------
     Net income                                       $ 6,723         $ 5,663
                                                      =======         =======

     Net income per common share-basic                $  0.22         $  0.19
                                                      =======         =======

     Net income per common share-diluted              $  0.21         $  0.18
                                                      =======         =======


SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                   K-V PHARMACEUTICAL COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)

                                                                                JUNE 30, 2002      MARCH 31, 2002
                                                                                -------------      --------------
                                                                                 (UNAUDITED)
ASSETS
Current Assets:
 Cash and cash equivalents                                                         $  22,076         $ 12,109
 Receivables, less allowance for doubtful accounts of
  $335 and $403 at June 30, 2002 and March 31, 2002, respectively                     42,307           54,218
 Inventories, net                                                                     38,839           35,097
 Prepaid and other assets                                                              2,596            2,102
 Deferred tax asset, net                                                               5,778            5,227
                                                                                   ---------         --------
    Total Current Assets                                                             111,596          108,753

Property and equipment, less accumulated depreciation                                 44,621           41,224
Goodwill and other intangible assets, net                                             41,464           41,292
Other assets                                                                           4,932            3,923
                                                                                   ---------         --------
TOTAL ASSETS                                                                       $ 202,613         $195,192
                                                                                   =========         ========

LIABILITIES
Current Liabilities:
 Accounts payable                                                                  $  11,377         $ 10,312
 Accrued liabilities                                                                  15,399           16,332
 Current maturities of long-term debt                                                    712              712
                                                                                   ---------         --------
    Total Current Liabilities                                                         27,488           27,356

Long-term debt                                                                         4,291            4,387
Other long-term liabilities                                                            2,767            2,717
Deferred tax liability, net                                                            2,115            1,940
                                                                                   ---------         --------
TOTAL  LIABILITIES                                                                    36,661           36,400
                                                                                   ---------         --------
Commitments and Contingencies

SHAREHOLDERS' EQUITY
7% Cumulative Convertible Preferred Stock, $.01 par value; $25.00 stated and liquidation value; 840,000 shares authorized; issued and outstanding -
 40,000 shares at June 30, 2002 and March 31, 2002
 (convertible into Class A shares at a ratio of 5.625-to-one)                             --               --

Class A and Class B Common Stock, $.01 par value; 150,000,000 and 75,000,000 shares authorized, respectively;
  Class A-issued 20,348,064 and 20,158,334 at June 30, 2002 and
   March 31, 2002, respectively                                                          203              201
  Class B-issued 10,537,556 and 10,711,514 at June 30, 2002 and
   March 31, 2002, respectively (convertible into Class A shares on a
   one-for-one basis)                                                                    106              108

Additional paid-in capital                                                            47,679           47,231
Retained earnings                                                                    118,006          111,301
Less: Treasury Stock, 27,140 shares of  Class A and 53,428 shares of Class B
      Common Stock at June 30, 2002 and 40,493 shares of Class A and 53,428
      shares of Class B Common Stock at March 31, 2002, at cost                          (42)             (49)
                                                                                   ---------         --------
TOTAL SHAREHOLDERS' EQUITY                                                           165,952          158,792
                                                                                   ---------         --------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                         $ 202,613         $195,192
                                                                                   =========         ========


SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                   K-V PHARMACEUTICAL COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (In thousands)

                                                                                    THREE MONTHS ENDED
                                                                                         JUNE 30,
                                                                                ---------------------------
                                                                                   2002             2001
                                                                                ---------         ---------
OPERATING ACTIVITIES
Net income                                                                      $   6,723         $   5,663
Adjustments to reconcile net income to net
 cash provided by operating activities:
   Depreciation, amortization and other non-cash charges                            1,647             1,574
   Change in deferred taxes                                                          (376)               75
   Change in deferred compensation                                                     50                75
Changes in operating assets and liabilities:
   Decrease (increase) in receivables, net                                         11,911            (3,428)
   (Increase) decrease in inventories, net                                         (3,742)            2,865
   Decrease in prepaid and other assets                                               742             1,741
   Increase in accounts payable and accrued liabilities                               132               730
                                                                                ---------        ----------

Net cash provided by operating activities                                          17,087             9,295
                                                                                ---------        ----------

INVESTING ACTIVITIES
   Purchase of stock and other intangible assets                                   (3,000)               --
   Purchase of property and equipment, net                                         (4,461)           (1,524)
                                                                                ---------        ----------

Net cash used in investing activities                                              (7,461)           (1,524)
                                                                                ---------        ----------

FINANCING ACTIVITIES
   Principal payments on long-term debt                                               (96)              (78)
   Dividends paid on preferred stock                                                  (18)              (18)
   Sale of common stock to employee profit sharing plan                               385                --
   Exercise of common stock options                                                    70                49
                                                                                ---------        ----------

Net cash provided by (used in) financing activities                                   341               (47)
                                                                                ---------        ----------

Increase in cash and cash equivalents                                               9,967             7,724
Cash and cash equivalents at:
   Beginning of year                                                               12,109             4,128
                                                                                ---------        ----------
   End of period                                                                $  22,076        $   11,852
                                                                                =========        ==========
Supplemental Information:
   Interest paid                                                                      136               112
   Income taxes paid                                                                2,783                66


SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE A - BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements of K-V Pharmaceutical Company ("KV" or the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended June 30, 2002 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2003. The interim consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended March 31, 2002. The balance sheet information as of March 31, 2002, has been derived from the Company's audited consolidated balance sheet as of that date.


NOTE B - INVENTORIES

         Inventories consist of the following:

                                        JUNE 30, 2002       MARCH 31, 2002
                                        -------------       --------------

  Finished goods                          $ 24,809             $ 18,600
  Work-in-process                            3,522                4,702
  Raw materials                             11,330               12,903
                                          --------             --------
                                            39,661               36,205
  Reserve for obsolescence                    (822)              (1,108)
                                          --------             --------
                                          $ 38,839             $ 35,097
                                          ========             ========



NOTE C - REVENUE RECOGNITION

         Revenue is recognized at the time product is shipped to customers. Net revenues consist of gross sales to customers less provisions for expected customer returns, rebates, discounts, chargebacks, and other sales allowances which are established by the Company concurrently with the recognition of revenue. Sales provisions totaled $19,558 and $29,969 for the three months ended June 30, 2002 and 2001, respectively. The reserve balances related to the sales provisions totaled $20,571 and $18,958 at June 30, 2002 and March 31, 2002, respectively, and are included in "Receivables, less allowance for doubtful accounts" in the accompanying consolidated balance sheets.

NOTE D - EARNINGS PER SHARE

         The following table sets forth the computation of basic and diluted earnings per share:

                                                                      THREE MONTHS ENDED
                                                                           JUNE 30,
                                                                  --------------------------
                                                                   2002               2001
                                                                  -------            -------
Numerator:
 Net income                                                       $ 6,723            $ 5,663
 Preferred stock dividends                                            (18)               (18)
                                                                  -------            -------
 Numerator for basic earnings per
  share-income available to common
  shareholders                                                      6,705              5,645

 Effect of dilutive securities:
  Preferred stock dividends                                            18                 18
                                                                  -------            -------
 Numerator for diluted earnings per
  share-income available to
  common shareholders after
  assumed conversions                                             $ 6,723            $ 5,663
                                                                  =======            =======
Denominator:
 Denominator for basic earnings per
  share-weighted-average shares                                    30,770             29,485
                                                                  -------            -------
 Effect of dilutive securities:
  Employee stock options                                            1,204              1,208
  Convertible preferred stock                                         225              1,325
                                                                  -------            -------
 Dilutive potential common shares                                   1,429              2,533
                                                                  -------            -------
 Denominator for diluted earnings
  per share-adjusted weighted-average
  shares and assumed conversions                                   32,199             32,018
                                                                  =======            =======

 Basic earnings per share (1)                                     $  0.22            $  0.19
                                                                  =======            =======

 Diluted earnings per share (1)(2)                                $  0.21            $  0.18
                                                                  =======            =======


(1) The two-class method for Class A and Class B Common Stock is not presented because the earnings per share are equivalent to the if converted method since dividends were not declared or paid and each class of Common Stock has equal ownership of the Company.

(2) Employee stock options to purchase 1,000 and 13,500 shares of common stock at June 30, 2002 and 2001, respectively, are not presented because these options are anti-dilutive. The exercise prices of these stock options exceeded the average market prices of the shares under option in each respective period.

NOTE E - SEGMENT FINANCIAL INFORMATION

         The reportable operating segments of the Company are branded products, specialty generics and specialty materials. The operating segments are distinguished by differences in products, marketing and regulatory approval. Segment profits are measured based on income before taxes and are determined based on each segment's direct revenues and expenses. The majority of research and development expense, corporate general and administrative expenses, amortization and interest expense, as well as interest and other income, are not allocated to segments, but included in the "all other" classification. Identifiable assets for the three reportable operating segments primarily include receivables, inventory, and property and equipment. For the "all other" classification, identifiable assets consist of cash and cash equivalents, property and equipment, goodwill and other intangible assets, other assets and all income tax related assets. The accounting policies of the segments are the same as those described in the Company's Annual Report on Form 10-K for the year ended March 31, 2002.

         The following represents information for the Company's reportable operating segments for the three months ended June 30, 2002 and 2001.

                              Three Months
                                 Ended        Branded     Specialty     Specialty    All
                                June 30,      Products    Generics      Materials   Other      Eliminations    Consolidated
                              -----------     --------    ---------     ---------  --------    ------------    ------------
(IN THOUSANDS)
Net revenues                     2002          $7,134      $37,052        $4,539   $    502           --        $ 49,227
                                 2001           8,711       31,563         4,219        727           --          45,220

Segment profit/(loss)            2002            (615)      19,826           837     (9,427)          --          10,621
                                 2001             512       16,704           809     (9,142)          --           8,883

Identifiable assets              2002           7,837       55,164         8,965    131,805       (1,158)        202,613
                                 2001           7,174       35,536         7,697    108,654       (1,158)        157,903

Property and                     2002              13           18            33      4,397           --           4,461
  equipment additions            2001               2           21            77      1,424           --           1,524

Depreciation and                 2002              21           13            41      1,572           --           1,647
  amortization                   2001              16           21            37      1,500           --           1,574


NOTE F - GOODWILL AND OTHER INTANGIBLE ASSETS - ADOPTION OF SFAS NO. 142

         Effective April 1, 2002, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets, issued in June 2001. In accordance with SFAS 142, goodwill and indefinite-lived intangible assets are no longer subject to amortization, while the value of other identifiable intangible assets must be amortized over their estimated useful life. SFAS 142 requires goodwill to be tested for impairment annually using a two-step process, and written off when impaired. The Company has six months from the initial date of adoption to complete the initial impairment test for goodwill.

         As of June 30, 2002, the net carrying amounts of goodwill and other intangible assets were $556 and $40,908, respectively. Goodwill relates to the 1972 acquisition of the Company's specialty materials segment. The Company is in the process of completing, as of April 1, 2002, its initial goodwill impairment test for the applicable reporting unit. With the adoption of SFAS 142, the Company determined its other intangible assets had finite useful lives and will continue to be amortized over their estimated useful lives. The adoption of SFAS 142 did not have a material effect on the Company's financial condition or results of operations.

         The following table reflects consolidated financial results adjusted as though the adoption of SFAS 142 occurred as of the beginning of the three-month period ended June 30, 2001:

                                                  THREE MONTHS ENDED
                                                        JUNE 30,
                                                 --------------------
                                                  2002          2001
                                                 ------        ------
Net income:
 As reported                                     $6,723        $5,663
 Goodwill amortization                               --            14
                                                 ------        ------
   As adjusted                                   $6,723        $5,677
                                                 ======        ======

Basic earnings per share:
 As reported                                     $ 0.22        $ 0.19
 Goodwill amortization                               --            --
                                                 ------        ------
   As adjusted                                   $ 0.22        $ 0.19
                                                 ======        ======

Diluted earnings per share:
 As reported                                     $ 0.21        $ 0.18
 Goodwill amortization                               --            --
                                                 ------        ------
   As adjusted                                   $ 0.21        $ 0.18
                                                 ======        ======

         The following table reflects the components of intangible assets as of June 30, 2002:


                                                   Gross
                                                  Carrying        Accumulated
                                                   Amount         Amortization
                                                  --------        ------------
Product rights                                     $44,573           $ 7,170
Trademarks and patents                               3,754               249
Goodwill                                             2,138             1,582
                                                   -------           -------
   Total intangible assets                         $50,465           $ 9,001
                                                   =======           =======

         Amortization expense for the three months ended June 30, 2002 was $578. Estimated annual amortization expense for each of the five succeeding fiscal years is as follows:

Fiscal Year Ending March 31:                       Amount
----------------------------                       ------
2003                                               $2,311
2004                                                2,311
2005                                                2,311
2006                                                2,311
2007                                                2,311


NOTE G - RECENTLY ISSUED ACCOUNTING STANDARDS

         In November 2001, the Emerging Issues Task Force issued EITF 01-09, Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor's Products. EITF 01-09 codified and reconciled the task force's consensuses on prior issues and identified other issues related to various aspects of the accounting for consideration given by a vendor to a customer or a reseller of the vendor's products. EITF 01-09 requires certain items previously reported as selling expenses to be reclassified as reductions of net revenues in the income statement. EITF 01-09 was effective for reporting periods beginning after December 15, 2001 and was adopted by the Company for the fourth quarter of its fiscal year ended March 31, 2002. In connection with the adoption and to conform to current period presentation, the Company reclassified certain prior period items which had been included in selling and administrative expenses to reduce net revenues. However, the reclassification did not affect reported net income or net sales growth rates.

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

         In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. It supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of, and certain provisions of Accounting Principles Board Opinion No. 30, Reporting the Effects of Disposal of a Segment of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business. SFAS 144 establishes a single accounting model, based on the framework established in SFAS 121, for long-lived assets to be disposed of by sale and resolves other implementation issues related to SFAS 121. This statement was adopted by the Company effective April 1, 2002. The adoption of SFAS 144 did not have a material impact on the Company's results of operations or financial position.

NOTE H - CONTINGENCIES

         ETHEX Corporation, a wholly-owned subsidiary of the Company, is a defendant in a lawsuit styled, Healthpoint, Ltd. V. ETHEX Corporation. On September 28, 2001, the jury returned verdicts, in the form of answers to special interrogatories, against ETHEX on certain false advertising, unfair competition and misappropriation claims and awarded damages aggregating $16.5 million. The court will enter a judgment after consideration of the post-trial motions. The court's judgment may then be appealed. The Company and its counsel believe that the jury's recommended award is excessive and is not sufficiently supported by the facts or the law. The court may or may not accept the jury's verdicts. The Company intends to vigorously appeal any adverse judgment that the court may enter. The Company and its legal counsel are not presently able to predict the outcome of the matter and cannot reasonably estimate the Company's ultimate liability, if any. Accordingly, the Company has not recorded any contingent liability in its consolidated financial statements related to this matter. In the event an adverse decision against the Company occurs, appropriate provisions for liability, if any, will be provided for in its consolidated financial statements at the time of the court's ruling.

         From time to time, the Company becomes involved in various legal matters, in addition to the above-described matters, that the Company considers to be in the ordinary course of business. For additional information regarding legal proceedings in which the Company or its subsidiaries are a party, see Item I of Part II of this report. While the Company is not presently able to determine the potential liability, if any, related to such matters, the Company believes none of such matters, individually or in the aggregate, will have a material adverse effect on the Company's financial position.



NOTE I - SUBSEQUENT EVENT

         During July 2002, the Company completed a secondary public offering of approximately 3.3 million shares of Class A common stock. Net proceeds to the Company were approximately $72.5 million, after deducting underwriting discounts, commissions and estimated offering expenses. The impact of these transactions is not reflected in the unaudited consolidated balance sheet as of June 30, 2002.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

         The materials in this Form 10-Q may contain various forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Any statements about the Company's expectations, beliefs, plans, objectives, assumptions or future events or performance are not historical facts and may be forward-looking. These statements are often, but not always, made through the use of words or phases such as "anticipate," "estimate," "plans," "projects," "continuing," "ongoing," "expects," "management believes," "the Company believes," "the Company intends" and similar words or phrases. Accordingly, these statements involve estimates, assumptions and uncertainties that could cause actual results to differ materially from those expressed in them. Any forward-looking statements are qualified in their entirety by reference to the factors discussed throughout this Form 10-Q.

         Factors that could cause actual results to differ materially from the forward-looking statements include, but are not limited to, the following: (1) the degree to which the Company is successful in developing new products and commercializing products under development; (2) the degree to which the Company is successful in acquiring new pharmaceutical products, drug delivery technologies and/or companies that offer these properties; (3) the difficulty of predicting FDA approvals; (4) acceptance and demand for new pharmaceutical products; (5) the impact of competitive products and pricing; (6) reliance on key strategic alliances; (7) the availability of raw materials; (8) the regulatory environment; (9) fluctuations in operating results; (10) the difficulty of predicting the pattern of inventory movements by the Company's customers; (11) the impact of competitive response to the Company's efforts to leverage its brand power with product innovation, promotional programs, and new advertising; (12) the risks detailed from time to time in the Company's filings with the Securities and Exchange Commission; (13) the availability of third-party reimbursement for the Company's products; and (14) the Company's dependence on sales to a limited number of large pharmacy chains and wholesale drug distributors for a large portion of its total net sales.

         Because the factors referred to above, as well as the statements included under the caption "Management's Discussion and Analysis of Results of Operations and Financial Condition," and elsewhere in this Form 10-Q, could cause actual results or outcomes to differ materially from those expressed in any forward-looking statements made by the Company or on its behalf, you should not place undue reliance on any forward-looking statements. Further, any forward-looking statement speaks only as of the date on which it is made and, unless applicable law requires to the contrary, the Company undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events. New factors emerge from time to time, and it is not possible for the Company to predict which factors will arise, when they will arise and/or their effects. In addition, the Company cannot assess the impact of each factor on its business or financial condition or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

         Except for the historical information contained herein, the following discussion contains forward-looking statements that are subject to known and unknown risks, uncertainties, and other factors that may cause the Company's actual results to differ materially from those expressed or implied by such forward-looking statements. These risks, uncertainties and other factors are discussed under the caption "Cautionary Statement Regarding Forward-Looking Information." In addition, the following discussion and analysis of financial condition and results of operations should be read in conjunction with the consolidated financial statements, the related notes to consolidated financial statements and "Management's Discussion and Analysis of Results of Operations and Financial Condition" included in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2002, and the unaudited interim consolidated financial statements and related notes to unaudited interim consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q.

RESULTS OF OPERATIONS

Three Months Ended June 30, 2002 Compared to the Three Months Ended
June 30, 2001


         REVENUES. Net revenues for the quarter ended June 30, 2002 increased $4.0 million, or 8.9%, to $49.2 million from $45.2 million for the corresponding quarter in the prior year. The increase in net revenues was due to higher sales of specialty generic products.

         Specialty generic product sales increased $5.5 million, or 17.4%, to $37.1 million for the quarter ended June 30, 2002 compared to $31.6 million for the quarter ended June 30, 2001. Specialty generic product sales comprised 75.3% of the Company's total net revenues for the quarter ended June 30, 2002 compared to 69.8% for the corresponding prior year quarter. The increase in sales was primarily attributable to $2.3 million of incremental sales from new products, including the recent ANDA approval of Potassium Chloride 20 mg. tablets (generic equivalent to K-Dur(R)), as well as a $2.3 million increase in sales volume across the established product line. In addition to the volume growth, the increase in sales included $0.9 million attributable to product price increases.

         Branded product sales decreased $1.6 million, or 18.1%, to $7.1 million for the quarter ended June 30, 2002 compared to $8.7 million for the same quarter last year. The decrease in sales was the result of price increases on the cardiovascular and PreCare prenatal vitamin product lines, taken in the fourth quarter of fiscal 2002, and the resulting customer buy-ins before the new pricing became effective. These buy-ins resulted in lower sales during the quarter compared to the prior year quarter for both product lines. Sales of Gynazole-1(R) continued to grow and were $2.8 million, up $1.1 million, or 66.6%, over the first quarter in the prior year. For the quarter, sales of the women's healthcare line and cardiovascular line declined $0.3 million and $1.3 million, respectively. The slowdown in sales following a buy-in is normal as customers sell down inventory, and the Company does not believe it's indicative of future sales trends. Underlying demand for Ther-Rx products, as measured by prescription volume, continues to grow, particularly in the women's healthcare line. Market share for Gynazole-1(R) increased to 13.7% at the end of the quarter, compared to 10% at the end of the first quarter of fiscal 2002 and the combined share of the PreCare(R) prenatal line increased to 29.8% compared to 25.9% at the end of the first quarter of last year. Based on these favorable prescription trends, the Company expects branded product sales to return to normal levels during the second quarter.

         Net revenues from specialty raw material products increased $0.3 million, or 7.6%, to $4.5 million for the quarter ended June 30, 2002 compared to $4.2 million for the quarter ended June 30,

2001. Specialty raw material product sales comprised 9.2% of the Company's total net revenues for the quarter ended June 30, 2002 compared to 9.3% for the corresponding prior year quarter. The increase in specialty raw material sales was due primarily to increased sales of existing products.

         GROSS PROFIT. Gross profit increased $2.5 million, or 9.1%, to $30.1 million for the quarter ended June 30, 2002 compared to $27.6 million for the quarter ended June 30, 2001. The increase in gross profit was attributable to the increased level of specialty generic product sales. Gross profit as a percentage of net revenues increased slightly to 61.2% for the quarter ended June 30, 2002 compared to 61.1% for the quarter ended June 30, 2001. The gross profit percentage was impacted by price increases in the specialty generic and branded businesses and favorable product mix associated with the introduction of new higher margin specialty generic products.

         OPERATING EXPENSES. Research and development expense increased $1.0 million, or 36.9%, to $3.5 million for the quarter ended June 30, 2002 compared to $2.5 million for the quarter ended June 30, 2001. The increase in research and development expense for the quarter was due to higher costs associated with clinical testing related to the Company's internal product development efforts, as well as costs related to co-development projects. Research and development expense as a percentage of net revenues increased to 7.0% for the first quarter of fiscal 2003 compared to 5.6% for the corresponding prior year quarter. In April 2002, the Company announced that it had received favorable results from screening studies on a number of products utilizing one of its newest drug delivery technologies. Because of the significant revenue and profit potential of these products, the Company initiated phase III clinical trials which are expected to increase research and development expenditures by approximately 75% to 80% for fiscal 2003 over fiscal 2002 levels.

         Selling and administrative expense decreased $0.1 million, or 1.0%, to $15.5 million for the quarter ended June 30, 2002 compared to $15.6 million for the quarter ended June 30, 2001. The decrease in selling and administrative expense was primarily the result of a reduction in legal expenses, partially offset by higher insurance costs. Selling and administrative expense as a percentage of net revenues decreased to 31.5% for the first quarter of fiscal 2003 compared to 34.6% for the corresponding prior quarter.

         NET INCOME. As a result of the factors described above, net income improved for the quarter ended June 30, 2002 by $1.0 million, or 18.7%, to $6.7 million compared to $5.7 million for the quarter ended June 30, 2001.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's cash and cash equivalents and working capital were $22.1 million and $84.1 million, respectively, at June 30, 2002, compared to $12.1 million and $81.4 million, respectively, at March 31, 2002. Internally generated funds from product sales growth continues to be the primary source of operating capital used to fund the Company's businesses. The net cash flow from operating activities was $17.1 million for the quarter ended June 30, 2002 compared to $9.3 million for the corresponding quarter in the prior year. The 83.8% increase in operating cash flow resulted from higher net income and a decrease in receivables, offset partially by an increase in inventories. The decrease in receivables was primarily due to the receipt of certain delayed customer payments, which were due as of March 31, 2002 and collected during the quarter ended June 30, 2002. The increase in inventories resulted from increased production of specialty generic products in anticipation of continued sales growth.

         The net cash flow used in investing activities was $7.5 million for the quarter ended June 30, 2002 compared to $1.5 million for the corresponding quarter in the prior year. Capital expenditures of $4.5 million for the quarter ended June 30, 2002 were funded by net cash flows from operating activities.

The Company's investment in capital assets was primarily for purchasing machinery and equipment to upgrade and expand the Company's pharmaceutical manufacturing and distribution capabilities. Investing activities for the quarter also included the purchase of certain intangible rights combined with an equity investment in a women's healthcare company.

         Long-term debt decreased to $5.0 million at June 30, 2002 compared to $5.1 million at March 31, 2002. The decrease resulted from principal payments made during the quarter ended June 30, 2002.

         During the prior year, the Company increased the borrowing capacity of its revolving credit agreement to $60 million. The revised agreement provided for the continuation of the Company's $40 million unsecured revolving line of credit along with an unsecured supplemental credit line of $20 million for financing acquisitions. These credit facilities expire in October 2004 and December 2002, respectively. At June 30, 2002, the Company had no cash borrowings against either credit facility.

         Subsequent to the end of the first fiscal quarter, in July 2002, the Company completed a secondary public offering of approximately 3.3 million shares of Class A common stock. Net proceeds to the Company were approximately $72.5 million, after deducting underwriting discounts, commissions and offering expenses. The proceeds from the offering will be used for general corporate purposes, including potential acquisitions, research and development activities and working capital. The impact of these transactions is not reflected in the unaudited consolidated balance sheet as of June 30, 2002.

         The Company believes its cash and cash equivalents balance, cash flow from operations, funds available under its credit facilities and proceeds received from its recently completed secondary public offering of Class A common stock will be adequate to fund operating activities for the presently foreseeable future, including the payment of short-term and long-term debt obligations, capital improvements, product development activities and expansion of marketing capabilities for the branded pharmaceutical business. In addition, the Company continues to examine opportunities to expand its business through the acquisition of or investment in companies, technologies, product rights or other investments that are compatible with its existing business. The Company intends to use its available cash to help in funding any acquisitions or investments. As such, cash has been invested in short-term, highly liquid instruments. The Company may also use funds available under its credit facilities, or financing sources that subsequently become available, including the issuance of additional debt or equity securities, to fund such acquisitions or investments. If the Company was to fund one or more such acquisitions or investments, the Company's capital resources, financial condition and results of operations could be materially impacted in future periods.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

         The Company's consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent liabilities. On an on-going basis, the Company evaluates its estimates including those related to the allowance for doubtful accounts receivable, allowance for inventories, sales allowances and useful life or impairment of other intangibles. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis of judgments regarding the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

         The Company believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its unaudited consolidated financial statements.

         ALLOWANCE FOR DOUBTFUL ACCOUNTS RECEIVABLE. The Company maintains an allowance for doubtful accounts receivable for estimated losses resulting from the inability of its customers to make required payments. The Company extends credit on an uncollateralized basis primarily to wholesale drug distributors and retail pharmacy chains throughout the United States. Management specifically analyzes accounts receivable, historical bad debts, customer concentrations, customer credit-worthiness, percentage of accounts receivable by aging category and changes in customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. The Company also performs ongoing credit evaluations of its customers. If the financial condition of the Company's customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. Historically, actual losses from uncollectible accounts have been insignificant. As of June 30, 2002, the Company had an allowance for doubtful accounts of $0.3 million.

         ALLOWANCE FOR INVENTORIES. Inventories are stated at the lower of cost or market, with cost determined on the first-in, first-out basis. In evaluating whether inventory is stated at the lower of cost or market, management considers such factors as the amount of inventory on hand and in the distribution channel, estimated time required to sell such inventory, remaining shelf life and current and expected market conditions, including levels of competition. As appropriate, provisions are made to reduce inventories to their net realizable value. As of June 30, 2002, the Company had an inventory reserve of $0.8 million.

         REVENUE RECOGNITION AND SALES ALLOWANCES. Revenue is recognized at the time product is shipped to customers. Sales provisions for estimated chargebacks, discounts, rebates, returns, pricing adjustments and other sales allowances are established by the Company concurrently with the recognition of revenue. The sales provisions are established based upon consideration of a variety of factors, including but not limited to, actual return and historical experience by product type, the number and timing of competitive products approved for sale, the expected market for the product, estimated customer inventory levels by product, price declines and current and projected economic conditions and levels of competition. Actual product returns, chargebacks and other sales allowances incurred are, however, dependent upon future events. The Company continually monitors the factors that influence sales allowance estimates and makes adjustments to these provisions when management believes that actual product returns, chargebacks and other sales allowances may differ from established allowances. As of June 30, 2002, reserve balances related to the sales allowances totaled $20.6 million.

         OTHER INTANGIBLE ASSETS. Effective April 1, 2002, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets, issued in June 2001. With the adoption of SFAS 142, the Company determined its Other Intangible Assets had finite useful lives and will continue to be amortized over their estimated useful life. (See Note F - Goodwill And Other Intangible Assets - Adoption of SFAS No. 142 above for a discussion on SFAS 142.) The adoption of SFAS 142 did not have a material effect on the Company's financial condition or results of operations.

         Other Intangible Assets consist primarily of brand product rights purchased from other pharmaceutical companies, all of which are being amortized over 20-year periods. The amortization periods for product rights are based on the Company's assessment of various factors impacting estimated useful lives and cash flows of the acquired products. Such factors include the product's position in its life cycle, competitive positioning, the existence or absence of like products in the market and various competitive and technical issues. Other Intangible Assets also consist of patents and trademarks, which are being amortized over periods ranging from five to seventeen years. As of June 30, 2002, the net carrying amount of Other Intangibles Assets was $40.9 million. Amortization is calculated using the straight-line method over the estimated useful life. Intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.


ITEM 3. VARIABLE RATE RISKS

         Advances to the Company under the Company's credit facilities bear interest at a rate that varies consistent with increases or decreases in the publicly-announced prime rate and/or the LIBOR rate with respect to LIBOR-related loans, if any. A material increase in such rates could significantly increase borrowing expenses. The Company did not have any cash borrowings under the credit facilities at June 30, 2002.

PART II. - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

         ETHEX Corporation, a wholly-owned subsidiary of the Company, is a defendant in a lawsuit styled, Healthpoint, Ltd. v. ETHEX Corporation, pending in federal court in the Western District of Texas, San Antonio Division. The suit was filed by Healthpoint on August 3, 2000, and later was joined by companies affiliated with Healthpoint. In general, the plaintiffs allege that ETHEX's promotion of its Ethezyme(TM) product as an alternative to Healthpoint's Accuzyme(R) product resulted in false advertising and misleading statements under various federal and state laws, and unfair competition and misappropriation of trade secrets. In September 2001, the jury returned verdicts against ETHEX on certain false advertising, unfair competition and misappropriation claims. The jury awarded compensatory and punitive damages totaling $16.5 million. In addition, Healthpoint has asked the court to enter judgment in accordance with the jury's verdict with respect to compensatory and punitive damages. Healthpoint has also asked the court to award $10 million in enhanced damages ($2.7 million more than the jury recommended) and attorneys fees which are believed to be in excess of $1 million. The Company and its counsel believe that the jury's recommended award is excessive and is not sufficiently supported by the facts or the law. The Company intends to vigorously appeal any adverse judgment the court may enter. If the court were to enter an adverse judgment on the verdict, the Company would make an appropriate provision for liability, if any, in its consolidated financial statements at the time of the court's ruling. The Company has filed motions asking the court to overrule the jury's verdicts or, in the alternative, grant a new trial. However, the Company can offer no assurances that it will prevail or that the jury's verdicts will be reduced or set aside. If the Company does not prevail and is ordered by the court to pay damages in accordance with the jury's verdicts or the higher amount sought by Healthpoint, the Company's profitability would be adversely impacted in the period the contingency was recorded and its liquidity reduced.

         The Company previously manufactured two low volume pharmaceutical products that contained phenylpropanolamine, or PPA, that were discontinued and/or reformulated to exclude PPA in 2000 and 2001, respectively. The Company was named as one of several defendants in two product liability lawsuits in federal courts involving PPA. These two lawsuits have been transferred to the nationwide, multi-district litigation for PPA claims now pending in the U.S District Court for the Western District of Washington. Each lawsuit alleges bodily injury, wrongful death, economic injury, punitive damages, loss of consortium and/or loss of services from the use of pharmaceuticals containing PPA. Discovery in these cases is ongoing. The Company believes that it has substantial defenses to these claims, although the ultimate outcome of these cases and the potential material effect on the Company cannot be determined.

         The Company is being defended and indemnified in these two PPA lawsuits by its primary commercial general liability insurer subject to aggregate products-completed operations policy limits in the amount of $10 million and subject to a reservation of rights. The Company's product liability-completed operations coverage was obtained on a claims made basis and provides coverage for judgments, settlements and defense costs arising from product liability claims. Although the Company renewed its product liability coverage for a policy term of June 15, 2002 through June 15, 2003, that renewal policy excludes future PPA claims in accordance with the standard industry exclusion. Consequently, as of June 15, 2002, the Company must provide for legal defense costs and indemnity payments involving future PPA claims, should they occur.

         From time to time, the Company becomes involved in various legal matters, in addition to the above-described matters, that the Company considers to be in the ordinary course of business. While the Company is not presently able to determine the potential liability, if any, related to such matters, the

Company believes none of such matters, individually or in the aggregate, will have a material adverse effect on the Company's financial position.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        a) Exhibits 99.1 and 99.2 - Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C.
             Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

        b) Reports on Form 8-K. The Company filed a Current Report on Form 8-K on April 1, 2002 to report that the Company had announced that it had received favorable results from screening studies on a number of products and that it planned to significantly increase its research expenditures in Fiscal 2003.

             The Company filed a Current Report on Form 8-K dated June 28, 2002 filed on July 1, 2002 to file the opinion of Thompson Coburn LLP and an amendment to the Bylaws of the Company effective June 27, 2002 under Item 5.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                K-V PHARMACEUTICAL COMPANY



Date:  August 9, 2002                      By   /s/  Marc S. Hermelin
                                                -------------------------------
                                                Marc S. Hermelin
                                                Vice Chairman of the Board and
                                                Chief Executive Officer
                                                (Principal Executive Officer)


Date:  August 9, 2002                      By   /s/  Gerald R. Mitchell
                                                -------------------------------
                                                Gerald R. Mitchell
                                                Vice President, Treasurer and
                                                Chief Financial Officer
                                                (Principal Financial and
                                                Accounting Officer)