Form 10-Q
period 2002-09-30
KV PHARMACEUTICAL CO /DE/
filed 2002-11-14
CIK 57055

                     SECURITIES AND EXCHANGE COMMISSION
                     ----------------------------------
                           WASHINGTON, D.C. 20549

                                  FORM 10-Q
           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934
                       -------------------------------

              FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002
                                             ------------------

                        COMMISSION FILE NUMBER 1-9601
                                               ------

                         K-V PHARMACEUTICAL COMPANY
-------------------------------------------------------------------------------
           (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


              DELAWARE                                 43-0618919
      --------------------------               --------------------------
   (STATE OR OTHER JURISDICTION OF        (I.R.S. EMPLOYER IDENTIFICATION NO.)
    INCORPORATION OR ORGANIZATION)


               2503 SOUTH HANLEY ROAD, ST. LOUIS, MISSOURI  63144
-------------------------------------------------------------------------------
                (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)  (ZIP CODE)


                               (314) 645-6600
-------------------------------------------------------------------------------
            (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)


      INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS) AND (2) HAS BEEN
SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES  X    NO
                                                              ---      ---

      INDICATE BY CHECK MARK WHETHER THE REGISTRANT IS AN ACCELERATED FILER (AS DEFINED IN RULE 12b-2 OF THE SECURITIES EXCHANGE ACT OF 1934).
YES  X   NO
    ---     ---

            TITLE OF CLASS                                    NUMBER OF SHARES
            OF COMMON STOCK                          OUTSTANDING AS OF NOVEMBER 1, 2002
            ---------------                          ----------------------------------
CLASS A COMMON STOCK, PAR VALUE $.01 PER SHARE                   23,650,612
CLASS B COMMON STOCK, PAR VALUE $.01 PER SHARE                   10,484,433

PART I. - FINANCIAL INFORMATION

                                       K-V PHARMACEUTICAL COMPANY AND SUBSIDIARIES
                                          CONSOLIDATED STATEMENTS OF OPERATIONS
                                                       (UNAUDITED)
                                          (In thousands, except per share data)


                                                                THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                                   SEPTEMBER 30,                      SEPTEMBER 30,
                                                             ------------------------           ------------------------
                                                              2002             2001               2002            2001
                                                             -------          -------           --------         -------
Net revenues                                                 $60,482          $50,658           $109,709         $95,878
Cost of sales                                                 23,481           21,250             42,559          38,825
                                                             -------          -------           --------         -------
Gross profit                                                  37,001           29,408             67,150          57,053
                                                             -------          -------           --------         -------
Operating expenses:
   Research and development                                    5,086            2,419              8,555           4,953
   Selling and administrative                                 17,330           15,403             32,822          31,044
   Amortization of intangible assets                             579              590              1,162           1,180
   Litigation (Notes D and H)                                 16,500                -             16,500               -
                                                             -------          -------           --------         -------
        Total operating expenses                              39,495           18,412             59,039          37,177
                                                             -------          -------           --------         -------
Operating income (loss)                                       (2,494)          10,996              8,111          19,876
                                                             -------          -------           --------         -------

Other income (expense):
   Interest and other income                                     334              138                387             243
   Interest expense                                              (60)            (107)               (97)           (210)
                                                             -------          -------           --------         -------

Total other income, net                                          274               31                290              33
                                                             -------          -------           --------         -------

Income (loss) before income taxes                             (2,220)          11,027              8,401          19,909
Provision (benefit) for income taxes                            (815)           3,997              3,083           7,217
                                                             -------          -------           --------         -------

Net income (loss)                                            $(1,405)         $ 7,030           $  5,318         $12,692
                                                             =======          =======           ========         =======




Net income (loss) per common share - basic                    $(0.04)           $0.23              $0.16           $0.42
                                                              ======            =====              =====           =====


Net income (loss) per common share - diluted                  $(0.04)           $0.22              $0.16           $0.40
                                                              ======            =====              =====           =====




SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                                         K-V PHARMACEUTICAL COMPANY AND SUBSIDIARIES
                                                 CONSOLIDATED BALANCE SHEETS
                                              (In thousands, except share data)



                                                                                     SEPTEMBER 30, 2002        MARCH 31, 2002
                                                                                     ------------------        --------------
                                                                                        (UNAUDITED)
    ASSETS
    ------
    Current Assets:
       Cash and cash equivalents                                                          $ 96,351                $ 12,109
       Receivables, less allowance for doubtful accounts of
         $326 and $403 at September 30, 2002 and March 31, 2002, respectively               42,517                  54,218
       Inventories, net                                                                     41,543                  35,097
       Prepaid and other assets                                                              2,934                   2,102
       Deferred tax asset, net                                                              12,730                   5,227
                                                                                          --------                --------
          Total Current Assets                                                             196,075                 108,753

    Property and equipment, less accumulated depreciation                                   48,590                  41,224
    Goodwill and other intangible assets, net                                               41,147                  41,292
    Other assets                                                                             4,419                   3,923
                                                                                          --------                --------

    TOTAL ASSETS                                                                          $290,231                $195,192
                                                                                          ========                ========

    LIABILITIES
    -----------
    Current Liabilities:
       Accounts payable                                                                   $ 12,039                $ 10,312
       Accrued liabilities                                                                  30,379                  16,332
       Current maturities of long-term debt                                                    712                     712
                                                                                          --------                --------
         Total Current Liabilities                                                          43,130                  27,356

    Long-term debt                                                                           4,167                   4,387
    Other long-term liabilities                                                              2,842                   2,717
    Deferred tax liability, net                                                              2,484                   1,940
                                                                                          --------                --------
    TOTAL LIABILITIES                                                                       52,623                  36,400
                                                                                          --------                --------

    Commitments and Contingencies

    SHAREHOLDERS' EQUITY
    --------------------

    7% Cumulative Convertible Preferred Stock, $.01 par value; $25.00 stated
      and liquidation value; 840,000 shares authorized; issued and outstanding - 40,000 shares at September 30, 2002 and March 31, 2002
      (convertible into Class A shares at a ratio of 5.625-to-one)                               -                       -

    Class A and Class B Common Stock, $.01 par value; 150,000,000 and
      75,000,000 shares authorized, respectively;
          Class A-issued 23,638,335 and 20,158,334 at September 30, 2002 and
              March 31, 2002, respectively                                                     236                     201
          Class B-issued 10,537,781 and 10,711,514 at September 30, 2002 and
              March 31, 2002, respectively (convertible into Class A shares
              on a one-for-one basis)                                                          106                     108

    Additional paid-in capital                                                             120,710                  47,231
    Retained earnings                                                                      116,584                 111,301
    Less: Treasury stock, 893 shares of  Class A and 53,428 shares of Class B
          Common Stock at September 30, 2002 and 40,493 shares of Class A and
          53,428 shares of Class B Common Stock at March 31, 2002, at cost                     (28)                    (49)
                                                                                          --------                --------

    TOTAL SHAREHOLDERS' EQUITY                                                             237,608                 158,792
                                                                                          --------                --------

    TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                            $290,231                $195,192
                                                                                          ========                ========


SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                               K-V PHARMACEUTICAL COMPANY AND SUBSIDIARIES
                                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                                               (UNAUDITED)
                                              (In thousands)


                                                                                   SIX MONTHS ENDED
                                                                                     SEPTEMBER 30,
                                                                                   ----------------
                                                                                 2002              2001
                                                                                 ----              ----
OPERATING ACTIVITIES
Net income                                                                     $  5,318          $ 12,692
Adjustments to reconcile net income to net
  cash provided by operating activities:
   Depreciation, amortization and other non-cash charges                          3,507             3,171
   Change in deferred taxes                                                      (6,959)               74
   Change in deferred compensation                                                  125               150
Changes in operating assets and liabilities:
   Decrease (increase) in receivables, net                                       11,701           (10,723)
   (Increase) decrease in inventories, net                                       (6,446)            1,776
   Decrease in prepaid and other assets                                             654               775
   Increase in accounts payable and accrued liabilities                          15,774             8,739
                                                                               --------          --------


Net cash provided by operating activities                                        23,674            16,654
                                                                               --------          --------

INVESTING ACTIVITIES
   Purchase of stock and other intangible assets                                 (3,000)                -
   Purchase of property and equipment, net                                       (9,710)           (3,389)
                                                                               --------          --------

Net cash used in investing activities                                           (12,710)           (3,389)
                                                                               --------          --------

FINANCING ACTIVITIES
   Principal payments on long-term debt                                            (220)             (174)
   Dividends paid on preferred stock                                                (35)              (35)
   Proceeds from issuance of common stock                                        72,472                 -
   Sale of common stock to employee profit sharing plan                             891                 -
   Exercise of common stock options                                                 170               289
                                                                               --------          --------

Net cash provided by financing activities                                        73,278                80
                                                                               --------          --------

Increase in cash and cash equivalents                                            84,242            13,345
Cash and cash equivalents at:
   Beginning of year                                                             12,109             4,128
                                                                               --------          --------
   End of period                                                               $ 96,351          $ 17,473
                                                                               ========          ========

Supplemental information:
   Income taxes paid                                                           $ 10,901          $  1,201



SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of K-V Pharmaceutical Company ("KV" or the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month and six-month periods ended September 30, 2002 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2003. The interim consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended March 31, 2002. The balance sheet information as of March 31, 2002, has been derived from the Company's audited consolidated balance sheet as of that date.


NOTE B - INVENTORIES

Inventories consist of the following:


                                                SEPTEMBER 30, 2002          MARCH 31, 2002
                                                ------------------          --------------
  Finished goods                                      $26,003                   $18,600
  Work-in-process                                       3,779                     4,702
  Raw materials                                        12,535                    12,903
                                                      -------                   -------
                                                       42,317                    36,205
  Reserve for obsolescence                               (774)                   (1,108)
                                                      -------                   -------
                                                      $41,543                   $35,097
                                                      =======                   =======

Reserves for potentially obsolete or slow moving inventory are established by management based on evaluation of inventory levels, estimated time required to sell such inventory, remaining shelf life, and current and expected market conditions.


NOTE C - REVENUE RECOGNITION

Revenue is recognized at the time product is shipped to customers. Net revenues consist of gross sales to customers less provisions for expected customer returns, rebates, discounts, chargebacks, and other sales allowances which are established by the Company concurrently with the recognition of revenue. Sales provisions totaled $24,710 and $26,962 for the three months ended September 30, 2002 and 2001, respectively, and $44,268 and $56,931 for the six months ended September 30, 2002 and 2001, respectively. The reserve balances related to the sales provisions totaled $24,182 and $18,958 at September 30, 2002 and March 31, 2002, respectively, and are included in "Receivables, less allowance for doubtful accounts" in the accompanying consolidated balance sheets.

NOTE D - EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share is calculated by dividing net income (loss) available to common shareholders for the period by the weighted average number of common shares outstanding during the period. Diluted earnings
(loss) per share is computed by dividing net income (loss) by the weighted average common shares and common share equivalents (based on the treasury stock method) outstanding during the periods presented assuming the conversion of preferred shares and the exercise of all in-the-money stock options. Common share equivalents have been excluded from the computation of diluted earnings per share where their inclusion would be anti-dilutive. The following table sets forth the computation of basic and diluted earnings
(loss) per share (in thousands, except per share data):


                                                                 THREE MONTHS ENDED                       SIX MONTHS ENDED
                                                                   SEPTEMBER 30,                            SEPTEMBER 30,
                                                                 ------------------                       ----------------
                                                               2002               2001                 2002               2001
                                                               ----               ----                 ----               ----
Numerator:
Net income (loss)                                            $(1,405)            $7,030               $5,318            $12,692
Preferred stock dividends                                        (17)               (17)                 (35)               (35)
                                                             -------             ------               ------            -------

Numerator for basic earnings (loss) per
   share - income (loss) available to common
   shareholders                                               (1,422)             7,013                5,283             12,657

Effect of dilutive securities:
   Preferred stock dividends                                      17                 17                   35                 35
                                                             -------             ------               ------            -------

Numerator for diluted earnings (loss) per
   share - income (loss) available to common
   shareholders after assumed conversions                    $(1,405)            $7,030               $5,318            $12,692
                                                             =======             ======               ======            =======


Denominator:
Denominator for basic earnings (loss) per
   share - weighted-average shares                            33,817             30,674               32,302             30,083
                                                             -------             ------               ------            -------

Effect of dilutive securities:
   Stock options                                                   -              1,345                1,024              1,276
   Convertible preferred stock                                     -                225                  225                772
                                                             -------             ------               ------            -------
Dilutive potential common shares                                   -              1,570                1,249              2,048
                                                             -------             ------               ------            -------
Denominator for diluted earnings (loss)
   per share - adjusted weighted-average
   shares and assumed conversions                             33,817             32,244               33,551             32,131
                                                             =======             ======               ======            =======

Basic earnings (loss) per share (1)(3):                       $(0.04)             $0.23                $0.16              $0.42
                                                              ======              =====                =====              =====

Diluted earnings (loss) per share (1)(2)(3):                  $(0.04)             $0.22                $0.16              $0.40
                                                              ======              =====                =====              =====

(1) The two-class method for Class A and Class B Common Stock is not presented because the earnings per share are equivalent to the if converted method since dividends were not declared or paid and each class of Common Stock has equal ownership of the Company.

(2) For the quarter ended September 30, 2002, there were stock options to purchase 2,301,087 shares of Class A and Class B Common Stock and preferred shares convertible into 225,000 shares of Class A Common Stock that were excluded from the computation of diluted loss per share because their effect would have been anti-dilutive. Also, excluded from the computation of diluted earnings per share are outstanding stock options whose exercise prices are greater than the average market price of the common shares for the period reported. For the quarter ended September 30, 2001, stock options to purchase 250 Class A and Class B common shares were excluded from the computation. For the six-month periods, excluded from the computation were stock options to purchase 290,100 and 17,000 of Class A and Class B common shares at September 30, 2002 and 2001, respectively.

(3) Net income (loss) for the three-month and six-month periods ended September 30, 2002 includes a nonrecurring reserve of $16,500 for potential damages associated with a lawsuit (see Note H). The impact of the nonrecurring litigation reserve, net of the applicable tax effect, is as follows:

                                                                    THREE MONTHS ENDED                     SIX MONTHS ENDED
                                                                       SEPTEMBER 30,                         SEPTEMBER 30,
                                                                    ------------------                     ----------------
                                                                  2002             2001                 2002              2001
                                                                  ----             ----                 ----              ----
Net income:
   Net income without nonrecurring reserve                      $  9,039          $ 7,030             $ 15,762          $12,692
   Nonrecurring litigation reserve, net of tax                   (10,444)               -              (10,444)               -
                                                                --------          -------             --------          -------

     Total net income (loss)                                    $ (1,405)         $ 7,030             $  5,318          $12,692
                                                                ========          =======             ========          =======

Per basic share:
   Net income without nonrecurring reserve                      $   0.27          $  0.23             $   0.49          $  0.42
   Nonrecurring litigation reserve, net of tax                     (0.31)               -                (0.33)              -
                                                                --------          -------             --------          -------
     Total net income (loss)                                    $  (0.04)         $  0.23             $   0.16          $  0.42
                                                                ========          =======             ========          =======

Per diluted share (4):
   Net income without nonrecurring reserve                      $   0.26          $  0.22             $   0.47          $  0.40
   Nonrecurring litigation reserve, net of tax                     (0.30)               -                (0.31)               -
                                                                --------          -------             --------          -------
     Total net income (loss)                                    $  (0.04)         $  0.22             $   0.16          $  0.40
                                                                ========          =======             ========          =======

(4) The diluted earnings per share amounts, excluding the nonrecurring litigation reserve, for the three-month and six-month periods ended September 30, 2002 are based on weighted average shares outstanding of 34,887 and 33,551, respectively.

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

The following represents information for the Company's reportable operating segments for the three and six months ended September 30, 2002 and 2001.

                             THREE MONTHS
                                ENDED         BRANDED     SPECIALTY      SPECIALTY    ALL
                             SEPTEMBER 30     PRODUCTS     GENERICS      MATERIALS   OTHER     ELIMINATIONS   CONSOLIDATED
                             ------------     --------     --------      ---------   -----     ------------   ------------

---------------------------------------------------------------------------------------------------------------------------
Net revenues                     2002         $11,286      $44,393        $4,377   $    426      $     -        $ 60,482
                                 2001           8,312       36,070         5,635        641            -          50,658
---------------------------------------------------------------------------------------------------------------------------
Segment profit (loss) (1)        2002           1,702       23,579           616    (28,117)           -          (2,220)
                                 2001             418       18,364         1,176     (8,931)           -          11,027
---------------------------------------------------------------------------------------------------------------------------
Identifiable assets              2002           9,828       53,023         9,377    219,161       (1,158)        290,231
                                 2001           5,459       40,890         7,695    120,411       (1,158)        173,297
---------------------------------------------------------------------------------------------------------------------------
Property and                     2002             612            2            38      4,597            -           5,249
    equipment additions          2001             263           57            29      1,516            -           1,865
---------------------------------------------------------------------------------------------------------------------------
Depreciation and                 2002              90           12            43      1,715            -           1,860
    amortization                 2001              17           21            37      1,522            -           1,597
---------------------------------------------------------------------------------------------------------------------------

                              SIX MONTHS
                                ENDED         BRANDED     SPECIALTY      SPECIALTY    ALL
                             SEPTEMBER 30     PRODUCTS     GENERICS      MATERIALS   OTHER     ELIMINATIONS   CONSOLIDATED
                             ------------     --------     --------      ---------   -----     ------------   ------------

---------------------------------------------------------------------------------------------------------------------------
Net revenues                     2002         $18,420      $81,445        $8,916   $    928            -        $109,709
                                 2001          17,023       67,633         9,854      1,368            -          95,878
---------------------------------------------------------------------------------------------------------------------------
Segment profit (loss) (1)        2002           1,086       43,405         1,453    (37,543)           -           8,401
                                 2001             930       35,067         1,985    (18,073)           -          19,909
---------------------------------------------------------------------------------------------------------------------------
Property and                     2002             625           20            71      8,994            -           9,710
    equipment additions          2001             265           78           106      2,940            -           3,389
---------------------------------------------------------------------------------------------------------------------------
Depreciation and                 2002             111           25            84      3,287            -           3,507
    amortization                 2001              33           42            74      3,022            -           3,171
---------------------------------------------------------------------------------------------------------------------------

(1) In the "all other" classification, segment profit (loss) for the three-month and six-month periods ended September 30, 2002 includes a nonrecurring litigation reserve of $16,500 for potential damages associated with a lawsuit (see Note H). Excluding the effect of the nonrecurring litigation reserve for potential legal damages, segment profit on a consolidated basis was $9,039 and $15,762 and segment loss for the "all other" classification was $(11,617) and $(21,043) for the three and six months ended September 30, 2002, respectively.

NOTE F - GOODWILL AND OTHER INTANGIBLE ASSETS - ADOPTION OF SFAS NO. 142 (Including Goodwill no longer subject to amortization)

Effective April 1, 2002, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets, issued in June 2001. In accordance with SFAS 142, goodwill and indefinite-lived intangible assets are no longer subject to amortization, while the value of other identifiable intangible assets must be amortized over their estimated useful life. SFAS 142 requires goodwill and indefinite-lived intangible assets to be tested for impairment annually using a two-step process, and written off when impaired. In addition, goodwill and indefinite-lived intangible assets must be tested for impairment as of the beginning of the fiscal year in which SFAS 142 is adopted.

As of September 30, 2002, the net carrying amounts of goodwill and other intangible assets were $556 and $40,591, respectively. With the adoption of SFAS 142, the Company determined its other intangible assets had finite useful lives and will continue to be amortized over their estimated useful lives. Goodwill relates to the 1972 acquisition of the Company's specialty materials segment. The Company's initial goodwill impairment test as of April 1, 2002 for the applicable reporting unit resulted in no impairment of goodwill. The adoption of SFAS 142 did not have a material effect on the Company's financial condition or results of operations.

The following table reflects consolidated financial results adjusted as though the adoption of SFAS 142 was applied retroactively:

                                               THREE MONTHS ENDED                      SIX MONTHS ENDED
                                                  SEPTEMBER 30,                          SEPTEMBER 30,
                                                  -------------                          -------------
                                             2002              2001                 2002              2001
                                             ----              ----                 ----              ----
Net income (loss):
As reported                                $(1,405)           $7,030               $5,318           $12,692
Goodwill amortization                            -                14                    -                28
                                           -------            ------               ------           -------
   As adjusted                             $(1,405)           $7,044               $5,318           $12,720
                                           =======            ======               ======           =======


The retroactive application of the statement had no impact on earnings per share as previously reported.

The following table reflects the components of intangible assets as of September 30, 2002:

                                                      GROSS
                                                     CARRYING          ACCUMULATED
                                                      AMOUNT          AMORTIZATION
                                                      ------          ------------
Product rights                                       $44,573             $7,727
Trademarks and patents                                 4,012                267
Goodwill                                               2,138              1,582
                                                     -------             ------
   Total intangible assets                           $50,723             $9,576
                                                     =======             ======

Amortization expense for the three and six months ended September 30, 2002 was $575 and $1,153, respectively. Estimated annual amortization expense for each of the five succeeding fiscal years is as follows:

Fiscal Year Ending March 31:                                AMOUNT
----------------------------                                ------
2003                                                        $2,306
2004                                                         2,306
2005                                                         2,306
2006                                                         2,306
2007                                                         2,306

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

In August 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This statement is effective for fiscal years beginning after June 15, 2002. Management does not believe the adoption of this statement will have a material impact on the results of operations or financial position of the Company.

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

In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. SFAS 145 rescinds, amends or makes various technical corrections to certain existing authoritative pronouncements. Management does not believe the adoption of this statement will have a material impact on the results of operations or financial position of the Company.

In July 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS 146 addresses the recognition, measurement, and reporting of costs associated with exit and disposal activities, including costs related to terminating a contract that is not a capital lease and termination benefits that employees who are involuntarily terminated receive under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract. SFAS 146 requires recording costs associated with exit or disposal activities at their fair values when a liability has been incurred. Under previous guidance, certain exit costs were accrued upon management's commitment to an exit plan, which is generally before an actual liability has been incurred. This statement will be effective for exit or disposal activities that are initiated after December 31, 2002. Management does not believe the adoption of this statement will have a material impact on the results of operations or financial position of the Company.

NOTE H - CONTINGENCIES - RESERVE FOR POTENTIAL LEGAL DAMAGES

ETHEX Corporation, a wholly-owned subsidiary of the Company, is a defendant in a lawsuit styled, Healthpoint, Ltd. V. ETHEX Corporation. On September 28, 2001, the jury returned verdicts, in the form of answers to special interrogatories, against ETHEX on certain false advertising, unfair competition and misappropriation claims and awarded approximately $16.5 million in damages to Healthpoint. On October 1, 2002, the U.S. District Court for the Western District of Texas denied the Company's motion to set aside the jury's verdicts. The Company intends to vigorously appeal the judgment entered by the court. The Company and its counsel believe that the jury's recommended award is excessive and is not sufficiently supported by the facts or the law. The Company and its legal counsel are not presently able to predict the outcome of an appeal. However, as a result of the court's decision, the Company's results of operations for the three and six months ended September 30, 2002 include a reserve for potential damages of $16,500, which is reflected in Accrued liabilities in the Company's Consolidated Balance Sheet as of September 30, 2002.

From time to time, the Company becomes involved in various legal matters, in addition to the above-described matters, that the Company considers to be in the ordinary course of business. For additional information regarding legal proceedings in which the Company or its subsidiaries are a party, see Item I of Part II of this report. While the Company is not presently able to determine the potential liability, if any, related to such matters, the Company believes none of such matters, individually or in the aggregate, will have a material adverse effect on the Company's financial position or operations.

NOTE I - SECONDARY STOCK OFFERING

During July 2002, the Company completed a secondary public offering of approximately 3.3 million shares of Class A Common Stock. Net proceeds to the Company were $72,472, after deducting underwriting discounts, commissions and offering expenses.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION


                  Except for the historical information contained herein, the following discussion contains forward-looking statements that are subject to known and unknown risks, uncertainties, and other factors that may cause the Company's actual results to differ materially from those expressed or implied by those forward-looking statements. These risks, uncertainties and other factors are discussed above under the caption "Cautionary Statement Regarding Forward-Looking Information." In addition, the following discussion and analysis of financial condition and results of operations should be read in conjunction with the consolidated financial statements, the related notes to consolidated financial statements and "Management's Discussion and Analysis of Results of Operations and Financial Condition" included in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2002, and the unaudited interim consolidated financial statements and related notes to unaudited interim consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q.

RESULTS OF OPERATIONS
---------------------

                  REVENUES. Net revenues for the quarter ended September 30, 2002 increased $9.8 million, or 19.4%, to $60.5 million from $50.7 million for the second quarter in the prior year. For the six months ended September 30, 2002, net revenues increased $13.8 million, or 14.4%, to $109.7 million from $95.9 million for the corresponding period in the prior fiscal year. The increase in net revenues for both the quarter and six-month periods was due to higher sales of branded and specialty generic products.

                  Branded product sales increased $3.0 million, or 35.8%, to $11.3 million for the quarter ended September 30, 2002 compared to $8.3 million for the second quarter last year. For the six months ended September 30, 2002, branded product sales increased $1.4 million, or 8.2%, to $18.4 million compared to $17.0 million for the same period last year. The increase in branded product sales for both the quarter and six-month periods was due to continued growth in the sales volume of the women's healthcare family of products. Sales from this product line increased $3.2 million, or 54.1%, in the second quarter and $2.9 million, or 25.8%, for the six-month period. Included in women's healthcare is the PreCare(R) family of prenatal products, which contributed $2.1 million and $0.6 million of incremental sales in the quarter and six-month periods, respectively, due primarily to volume-related increases. During the quarter, the PreCare(R) product line experienced growth in prescription volume of 27% compared to the same quarter last year. For the six-month period, the sales growth experienced by the PreCare(R) product line was partially impacted by a decline in first quarter sales due to customer buy-ins at the end of fiscal 2002 before price increases became effective. Sales of Gynazole-1(R) continued to grow in the second quarter as its market share increased to 15.7% at the end of the quarter, compared to 11.5% at the end of the second quarter of fiscal 2002. Due to its continued growth in market share, sales of Gynazole-1(R) increased $1.1 million, or 50.9%, over the second quarter of the prior year and increased $2.2 million, or 57.7%, over the comparable six-month period. Sales from the cardiovascular product line decreased $0.2 million and $1.5 million for the quarter and six-month periods, respectively. The decrease in cardiovascular sales for both the quarter and six-month periods was due to the impact of customer buying during the fourth quarter of the prior fiscal year in anticipation of a year-end price increase.

                  Specialty generic product sales increased $8.3 million, or 23.1%, to $44.4 million for the quarter ended September 30, 2002 compared to $36.1 million for the quarter ended September 30, 2001. For the six months ended September 30, 2002, specialty generic product sales increased $13.8 million, or 20.4%, to $81.4 million compared to $67.6 million for the six months ended September 30, 2001. Specialty generic product sales comprised 73.4% and 74.2% of the Company's total net revenues for the quarter and six months ended September 30, 2002, respectively, compared to 71.2% and 70.5% for the corresponding prior year quarter and six-month periods, respectively. The increases in sales for both the quarter and six-month periods were primarily attributable to an increase in sales volume across all of the specialty generic product lines. In addition, during the first six months of fiscal 2003, the Company introduced six new products into the specialty generic product line. The increase in sales volume for the quarter was comprised of a $7.4 million increase in sales from existing products coupled with $1.7 million of incremental sales from new products. These increases were partially offset by $1.0 million of product price erosion that resulted from normal and expected competitive pricing pressures on certain products. For the six-month period, specialty generic sales were favorably impacted by a $9.9 million increase in sales from existing products coupled with $4.0 million of incremental sales from new products. The volume growth experienced by specialty generics during the six months ended September 30, 2002 was negligibly impacted by product price changes. The cardiovascular product line, which comprised 49.4% and 47.2% of specialty generic sales for the quarter and six-month periods, respectively, accounted for $4.7 million and $7.0 million of the total sales growth for the quarter and six-month periods, respectively. The sales volume growth experienced by the cardiovascular product line was favorably impacted by the April 2002 ANDA approval and subsequent launch of Potassium Chloride 20 mg. tablets (generic equivalent to K-Dur(R)).

                  Net revenues from specialty raw material products decreased $1.3 million, or 22.3%, to $4.4 million for the quarter ended September 30, 2002 compared to $5.6 million for the corresponding fiscal quarter in the prior year. For the six months ended September 30, 2002, specialty raw material product sales decreased $0.9 million, or 9.5%, to $8.9 million compared to $9.9 million for the first six months of fiscal 2002. The decreases in specialty raw material sales for both the quarter and six-month periods were primarily due to the build-up of inventory levels of some raw material products by certain customers during the latter part of fiscal 2002 and early fiscal 2003, which led to a reduction in second quarter orders for these products. The Company expects sales to return to normal levels in the third quarter.

                  GROSS PROFIT. Gross profit increased $7.6 million, or 25.8%, to $37.0 million for the quarter ended September 30, 2002 compared to $29.4 million for the quarter ended September 30, 2001. For the six months ended September 30, 2002, gross profit increased $10.1 million, or 17.7%, to $67.2 million compared to $57.1 million for the corresponding prior year period. The increases in gross profit for both the quarter and six-month periods were attributable to the increased level of branded and specialty generic product sales. Gross profit as a percentage of net revenues increased to 61.2% for both the quarter and six months ended September 30, 2002 compared to 58.1% and 59.5% for the corresponding prior year quarter and six-month periods, respectively. The gross profit percentage for both the quarter and six-month periods was favorably impacted by price increases in the branded business, coupled with the shift in product mix toward higher margin branded products and the introduction of new higher margin specialty generic products.

                  OPERATING EXPENSES. Research and development expense increased $2.7 million, or 110.3%, to $5.1 million for the quarter ended September 30, 2002 compared to $2.4 million for the quarter ended September 30, 2001. For the six months ended September 30, 2002, research and development expense increased $3.6 million, or 72.7%, to $8.6 million compared to $5.0 million for the same period last year. The increases in research and development expense for both the quarter and six-month periods were due to an increase in costs associated with clinical testing related to the Company's internal product development efforts, as well as costs related to co-development projects. Research and development expense as a percentage of net revenues increased to 8.4% and 7.8% for the quarter and six months ended September 30, 2002, respectively, from 4.8% and 5.2% in the corresponding prior year quarter and six-month periods, respectively. In April 2002, the Company announced that it had received favorable results from screening studies on a number of products utilizing one of its newest drug delivery technologies, which, due to the significant revenue and profit potential of these products, led to the initiation of phase III clinical trials.

                  Selling and administrative expense increased $1.9 million, or 12.5%, to $17.3 million for the quarter ended September 30, 2002 compared to $15.4 million for the quarter ended September 30, 2001. For the six months ended September 30, 2002, selling and administrative expense increased $1.8 million, or 5.7%, to $32.8 million compared to $31.0 million for the corresponding prior year period. The increases in selling and administrative expense were primarily the result of an increase in selling and marketing expenses, higher insurance costs and an increase in personnel costs associated with branded marketing, partially offset by a reduction in legal expenses. Selling and administrative expense as a percentage of net revenues decreased to 28.7% and 29.9% for the quarter and six months ended September 30, 2002, respectively, compared to 30.4% and 32.4% for the corresponding prior year quarter and six-month periods, respectively.

                  During the quarter ended September 30, 2002, the Company recorded a nonrecurring reserve of $16.5 million for potential damages associated with the adverse decision made by a Texas court to uphold a previously rendered jury verdict in a lawsuit against ETHEX Corporation, a wholly-owned subsidiary of the Company (see Note H in the accompanying Notes to Consolidated Financial Statements in this Quarterly Report). Excluding the effect of this nonrecurring reserve, net income increased $2.0 million, or 28.6%, to $9.0 million, or $0.26 per diluted share, for the quarter ended September 30, 2002 and increased $3.1 million, or 24.2%, to $15.8 million, or $0.47 per diluted share, for the six-month period.

                  OPERATING INCOME (LOSS). As a result of the factors described above, the Company incurred an operating loss of $2.5 million for the quarter ended September 30, 2002 compared to operating income of $11.0 million for the quarter ended September 30, 2001. For the six months ended September 30, 2002, operating income decreased $11.8 million, or 59.2%, to $8.1 million compared to $19.9 million for the same period last year. Excluding the effect of the nonrecurring reserve for potential legal damages, operating income increased $3.0 million, or 27.4%, to $14.0 million for the quarter ended September 30, 2002 and increased $4.7 million, or 23.8%, to $24.6 million for the six-month period.

                  NET INCOME (LOSS). As a result of the factors described above, the Company incurred a net loss of $1.4 million, or $(0.04) per diluted share, for the quarter ended September 30, 2002 compared to net income of $7.0 million, or $0.22 per diluted share, for the quarter ended September 30, 2001. For the six months ended September 30, 2002, net income decreased $7.4 million, or 58.1%, to $5.3 million, or $0.16 per diluted share, compared to $12.7 million, or $0.40 per diluted share, for the corresponding prior year period. Excluding the effect of the nonrecurring reserve for potential legal damages, net income increased $2.0 million, or 28.6%, to $9.0 million, or $0.26 per diluted share, for the quarter ended September 30, 2002 and increased $3.1 million, or 24.2%, to $15.8 million, or $0.47 per diluted share, for the six-month period. Net income per diluted share, excluding the effect of the nonrecurring reserve for potential legal damages, increased 18.2% and 17.5% for the quarter and six-month periods, respectively. The increases were partially impacted by an increase in weighted average shares outstanding that resulted from the issuance of approximately 3.3 million shares of Class A common stock in the secondary public offering that was completed in July 2002.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

                  The Company's cash and cash equivalents and working capital were $96.4 million and $152.9 million, respectively, at September 30, 2002, compared to $12.1 million and $81.4 million, respectively, at March 31, 2002. Internally generated funds from product sales growth continued to be the primary source of operating capital used to fund the Company's businesses. The net cash flow from operating activities was $23.7 million for the six months ended September 30, 2002 compared to $16.7 million for the corresponding period in the prior year. The 42.2% increase in operating cash flow resulted primarily from a decrease in receivables, offset partially by an increase in inventories. The decrease in receivables was primarily due to the receipt of certain delayed customer payments, which were due as of March 31, 2002 and collected during the quarter ended June 30, 2002. The increase in inventories primarily resulted from increased production of specialty generic products in anticipation of continued sales growth and to support seasonal demand of the cough/cold product line.

                  The net cash flow used in investing activities was $12.7 million for the six months ended September 30, 2002 compared to $3.4 million for the corresponding period in the prior year. Capital expenditures of $9.7 million for the six months ended September 30, 2002 were funded by net cash flows from operating activities. The Company's investment in capital assets was primarily for purchasing machinery and equipment to upgrade and expand the Company's pharmaceutical manufacturing and distribution capabilities, and for other building renovations. Investing activities for the period also included $3.0 million related to the purchase of certain intangible rights combined with an equity investment in a women's healthcare company.

                  Long-term debt decreased to $4.9 million at September 30, 2002 compared to $5.1 million at March 31, 2002. The decrease resulted from principal payments made during the six months ended September 30, 2002.

                  During the prior year, the Company increased the borrowing capacity of its revolving credit agreement to $60 million. The revised agreement provided for the continuation of the Company's $40 million unsecured revolving line of credit along with an unsecured supplemental credit line of $20 million for financing acquisitions. These credit facilities expire in October 2004 and December 2002, respectively. At September 30, 2002, the Company had no cash borrowings under either credit facility. The Company expects to renew the unsecured supplemental credit line of $20 million that expires in December 2002.

                  During July 2002, the Company completed a secondary public offering of approximately 3.3 million shares of Class A common stock. Net proceeds to the Company were approximately $72.5 million, after deducting underwriting discounts, commissions and offering expenses. The proceeds from the offering will be used for general corporate purposes, including potential acquisitions, research and development activities and working capital. At September 30, 2002, the net proceeds were invested in short-term, highly liquid instruments.

                  The Company believes its cash and cash equivalents balance, cash flow from operations, funds available under its credit facilities and proceeds received from its recently completed secondary public offering of Class A common stock will be adequate to fund operating activities for the presently foreseeable future, including the payment of short-term and long-term debt obligations, capital improvements, product development activities and expansion of marketing capabilities for the branded pharmaceutical business. In addition, the Company continues to examine opportunities to expand its business through the acquisition of or investment in companies, technologies, product rights or other investments that are compatible with its existing business. The Company intends to use its available cash to help in funding any acquisitions or investments. As such, cash has been invested in short-term, highly liquid instruments. The Company may also use funds available under its credit facilities, or financing sources that subsequently become available, including the issuance of additional debt or equity securities, to fund such acquisitions or investments. If the Company were to fund one or more such acquisitions or investments, the Company's capital resources, financial condition and results of operations could be materially impacted in future periods.

INFLATION
---------

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
------------------------------------------

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

                  ALLOWANCE FOR INVENTORIES. Inventories are stated at the lower of cost or market, with cost determined on the first-in, first-out basis. In evaluating whether inventory is stated at the lower of cost or market, management considers such factors as the amount of inventory on hand and in the distribution channel, estimated time required to sell such inventory, remaining shelf life and current and expected market conditions, including levels of competition. As appropriate, provisions are made to reduce inventories to their net realizable value. As of September 30, 2002, the Company had an inventory reserve of $0.8 million.

                  REVENUE RECOGNITION AND SALES ALLOWANCES. Revenue is recognized at the time product is shipped to customers. Sales provisions for estimated chargebacks, discounts, rebates, returns, pricing adjustments and other sales allowances are established by the Company concurrently with the recognition of revenue. The sales provisions are established based upon consideration of a variety of factors, including but not limited to, actual return and historical experience by product type, the number and timing of competitive products approved for sale, the expected market for the product, estimated customer inventory levels by product, price declines and current and projected economic conditions and levels of competition. Actual product returns, chargebacks and other sales allowances incurred are, however, dependent upon future events. The Company continually monitors the factors that influence sales allowance estimates and makes adjustments to these provisions when management believes that actual product returns, chargebacks and other sales allowances may differ from established allowances. As of September 30, 2002, reserve balances related to the sales allowances totaled $24.2 million.

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

                  Other Intangible Assets consist primarily of brand product rights purchased from other pharmaceutical companies, all of which are being amortized over 20-year periods. The amortization periods for product rights are based on the Company's assessment of various factors impacting estimated useful lives and cash flows of the acquired products. Such factors include the product's position in its life cycle, competitive positioning, the existence or absence of like products in the market and various competitive and technical issues. Other Intangible Assets also consist of patents and trademarks, which are being amortized over periods ranging from five to 17 years. As of September 30, 2002, the net carrying amount of Other Intangibles Assets was $40.6 million. Amortization is calculated using the straight-line method over the estimated useful life. Intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.


ITEM 3.           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

                  Advances to the Company under the Company's credit facilities bear interest at a rate that varies consistent with increases or decreases in the publicly-announced prime rate and/or the LIBOR rate with respect to LIBOR-related loans, if any. A material increase in such rates could significantly increase borrowing expenses. The Company did not have any cash borrowings under the credit facilities at September 30, 2002.

ITEM 4.           CONTROLS AND PROCEDURES

                  (A) EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES. The Company's chief executive officer and chief financial officer have concluded that the Company's disclosure controls and procedures (as defined in Rules 240.13a-14(c) and 15d-14(c) promulgated under the Securities Exchange Act of
1934) are sufficiently effective to ensure that the information required to be disclosed by the Company in the reports it files under the Exchange Act is gathered, analyzed and disclosed with adequate timeliness, accuracy and completeness, based on an evaluation of such controls and procedures within 90 days prior to the date hereof.

                  (B) CHANGES IN INTERNAL CONTROLS. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation referred to above, nor were there any corrective actions with regard to significant deficiencies or material weaknesses.

PART II.  - OTHER INFORMATION

ITEM 1.           LEGAL PROCEEDINGS

                  ETHEX Corporation, a wholly-owned subsidiary of the Company, is a defendant in a lawsuit styled, Healthpoint, Ltd. v. ETHEX Corporation, pending in federal court in the Western District of Texas, San Antonio Division. The suit was filed by Healthpoint on August 3, 2000, and later was joined by companies affiliated with Healthpoint. In general, the plaintiffs allege that ETHEX's promotion of its Ethezyme(TM) product as an alternative to Healthpoint's Accuzyme(R) product resulted in false advertising and misleading statements under various federal and state laws, and unfair competition and misappropriation of trade secrets. In September 2001, the jury returned verdicts against ETHEX on certain false advertising, unfair competition and misappropriation claims. The jury awarded compensatory and punitive damages totaling $16.5 million. On October 1, 2002, the U.S. District Court for the Western District of Texas denied the Company's motion to set aside the jury's verdicts. The Company intends to vigorously appeal the judgment entered by the court. The Company and its counsel believe that the jury's recommended award is excessive and is not sufficiently supported by the facts or the law. The Company and its legal counsel are not presently able to predict the outcome of an appeal, however, as a result of the court's decision, the Company's results of operations for the three and six months ended September 30, 2002 include a reserve for potential damages of $16,500, which is reflected in Accrued liabilities in the Company's Consolidated Balance Sheet as of September 30, 2002.

                  The Company previously manufactured two low-volume pharmaceutical products that contained phenylpropanolamine, or PPA, that were discontinued and/or reformulated to exclude PPA in 2000 and 2001, respectively. The Company was named as one of several defendants in two product liability lawsuits in federal courts involving PPA. These two lawsuits have been transferred to the nationwide, multi-district litigation for PPA claims now pending in the U.S District Court for the Western District of Washington. Each lawsuit alleges bodily injury, wrongful death, economic injury, punitive damages, loss of consortium and/or loss of services from the use of pharmaceuticals containing PPA. Discovery in these cases is ongoing. The Company believes that it has substantial defenses to these claims, although the ultimate outcome of these cases and the potential material effect on the Company cannot be determined.

                  The Company is being defended and indemnified in these two PPA lawsuits by its primary commercial general liability insurer subject to aggregate products-completed operations policy limits in the amount of $10 million and subject to a reservation of rights. The Company's product liability-completed operations coverage was obtained on a claims made basis and provides coverage for judgments, settlements and defense costs arising from product liability claims. Although the Company renewed its product liability coverage for a policy term of June 15, 2002 through June 15, 2003, that renewal policy excludes future PPA claims in accordance with the standard industry exclusion. Consequently, as of June 15, 2002, the Company must provide for legal defense costs and indemnity payments involving PPA claims made after June 14, 2002, should they occur.

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

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  At the Company's Annual Meeting of Stockholders held on August 30, 2002, the following proposals were set before the stockholders for their vote:

PROPOSAL ONE: Election of Marc S. Hermelin and Kevin S. Carlie as Class A Directors of the Company to hold office for three years and until their respective successors have been duly elected and qualified:

         DIRECTOR                   VOTES FOR                    VOTES WITHHELD                  ABSTENTIONS
         --------                   ---------                    --------------                  -----------
         Marc S. Hermelin           10,833,752                       8,496                         220,183
         Kevin S. Carlie            10,825,571                      16,677                         220,183

PROPOSAL TWO: Approval of the K-V Pharmaceutical Company 2001 Incentive Stock Option Plan:

         Votes For                    7,009,023

         Votes Withheld               1,611,102

         Abstentions                     57,615


ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

                  a) Exhibits 99.1 and 99.2 - Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
                      Section 906 of the Sarbanes-Oxley Act of 2002.

                      Reports on Form 8-K. The Company filed on October 8, 2002 a Current Report on Form 8-K to report that the U.S District Court for the Western District of Texas denied the motion of Ethex Corporation, a wholly-owned subsidiary of the Company, that would have had the effect of setting aside the September 2001 jury verdict in the civil case of Healthpoint, Ltd. v. Ethex Corporation.

                                 SIGNATURES
                                 ----------


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       K-V PHARMACEUTICAL COMPANY



Date:  November 14, 2002               By   /s/  Marc S. Hermelin
                                            -----------------------------------
                                            Marc S. Hermelin
                                            Vice Chairman of the Board and
                                            Chief Executive Officer
                                            (Principal Executive Officer)



Date:  November 14, 2002               By   /s/  Gerald R. Mitchell
                                            -----------------------------------
                                            Gerald R. Mitchell
                                            Vice President, Treasurer and
                                            Chief Financial Officer
                                            (Principal Financial and
                                             Accounting Officer)

                               CERTIFICATIONS


I, Marc S. Hermelin, certify that:

1. I have reviewed this quarterly report on Form 10-Q of K-V Pharmaceutical Company;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         a. All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were any significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002  /s/ Marc S. Hermelin
                         -----------------------------------------
                         Marc S. Hermelin
                         Vice Chairman and Chief Executive Officer

I, Gerald R. Mitchell, certify that:

1. I have reviewed this quarterly report on Form 10-Q of K-V Pharmaceutical Company;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         a. All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were any significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: November 14, 2002  /s/ Gerald R. Mitchell
                         -----------------------------------------------------
                         Gerald R. Mitchell
                         Vice President, Treasurer and Chief Financial Officer