Form 10-Q
period 2002-12-31
KV PHARMACEUTICAL CO /DE/
filed 2003-02-14
CIK 57055

                     SECURITIES AND EXCHANGE COMMISSION
                     ----------------------------------
                           WASHINGTON, D.C. 20549

                                  FORM 10-Q
           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934
                       -------------------------------

            FOR THE QUARTERLY PERIOD ENDED     DECEMBER 31, 2002
                                           ---------------------


                     COMMISSION FILE NUMBER       1-9601
                                            ------------


                         K-V PHARMACEUTICAL COMPANY
----------------------------------------------------------------------------
           (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


           DELAWARE                                  43-0618919
-------------------------------         ------------------------------------
(STATE OR OTHER JURISDICTION OF         (I.R.S. EMPLOYER IDENTIFICATION NO.)
 INCORPORATION OR ORGANIZATION)


              2503 SOUTH HANLEY ROAD, ST. LOUIS, MISSOURI 63144
----------------------------------------------------------------------------
                  (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)
                                 (ZIP CODE)


                               (314) 645-6600
----------------------------------------------------------------------------
            (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)


      INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS) AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES X NO
                                                              ---    ---

      INDICATE BY CHECK MARK WHETHER THE REGISTRANT IS AN ACCELERATED FILER (AS DEFINED IN RULE 12B-2 OF THE SECURITIES EXCHANGE ACT OF
1934). YES  X  NO
           ---    ---

               TITLE OF CLASS OF                         NUMBER OF SHARES
               COMMON STOCK                     OUTSTANDING AS OF FEBRUARY 4, 2003
               ------------                     ----------------------------------
CLASS A COMMON STOCK, PAR VALUE $.01 PER SHARE              23,650,318
CLASS B COMMON STOCK, PAR VALUE $.01 PER SHARE              10,521,511

PART I. - FINANCIAL INFORMATION

                                      K-V PHARMACEUTICAL COMPANY AND SUBSIDIARIES
                                           CONSOLIDATED STATEMENTS OF INCOME
                                                      (UNAUDITED)
                                         (In thousands, except per share data)


                                                              THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                                 DECEMBER 31,                       DECEMBER 31,
                                                           ------------------------          --------------------------
                                                             2002             2001             2002              2001
                                                           -------          -------          --------          --------
Net revenues                                               $61,929          $51,553          $171,638          $147,431
Cost of sales                                               23,728           19,306            66,287            58,133
                                                           -------          -------          --------          --------
Gross profit                                                38,201           32,247           105,351            89,298
                                                           -------          -------          --------          --------
Operating expenses:
   Research and development                                  5,689            3,019            14,244             7,977
   Selling and administrative                               16,569           15,848            49,390            46,887
   Amortization of intangible assets                           583              596             1,746             1,774
   Litigation (Notes D and H)                                    -                -            16,500                 -
                                                           -------          -------          --------          --------
        Total operating expenses                            22,841           19,463            81,880            56,638
                                                           -------          -------          --------          --------
Operating income                                            15,360           12,784            23,471            32,660
                                                           -------          -------          --------          --------
Other income (expense):
   Interest and other income                                   308               92               694               335
   Interest expense                                           (113)             (94)             (209)             (303)
                                                           -------          -------          --------          --------

Total other income (expense), net                              195               (2)              485                32
                                                           -------          -------          --------          --------

Income before income taxes                                  15,555           12,782            23,956            32,692
Provision for income taxes                                   5,409            4,634             8,492            11,851
                                                           -------          -------          --------          --------

Net income                                                 $10,146          $ 8,148          $ 15,464          $ 20,841
                                                           =======          =======          ========          ========



Net income per common share - basic                          $0.30            $0.26             $0.47             $0.69
                                                             =====            =====             =====             =====


Net income per common share - diluted                        $0.29            $0.25             $0.45             $0.65
                                                             =====            =====             =====             =====



SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                                           K-V PHARMACEUTICAL COMPANY AND SUBSIDIARIES
                                                   CONSOLIDATED BALANCE SHEETS
                                                (In thousands, except share data)


                                                                                          DECEMBER 31, 2002        MARCH 31, 2002
                                                                                          -----------------        --------------
                                                                                             (UNAUDITED)
ASSETS
------
Current Assets:
   Cash and cash equivalents                                                                   $ 98,107               $ 12,109
   Receivables, less allowance for doubtful accounts of
     $370 and $403 at December 31, 2002 and March 31, 2002, respectively                         47,448                 54,218
   Inventories, net                                                                              43,288                 35,097
   Prepaid and other assets                                                                       2,224                  2,102
   Deferred tax asset, net                                                                       13,291                  5,227
                                                                                               --------               --------
      Total Current Assets                                                                      204,358                108,753

Property and equipment, less accumulated depreciation                                            50,117                 41,224
Goodwill and other intangible assets, net                                                        40,772                 41,292
Other assets                                                                                      4,453                  3,923
                                                                                               --------               --------

TOTAL ASSETS                                                                                   $299,700               $195,192
                                                                                               ========               ========

LIABILITIES
-----------
Current Liabilities:
   Accounts payable                                                                            $ 11,693               $ 10,312
   Accrued liabilities                                                                           30,373                 16,332
   Current maturities of long-term debt                                                             712                    712
                                                                                               --------               --------
      Total Current Liabilities                                                                  42,778                 27,356

Long-term debt                                                                                    3,741                  4,387
Other long-term liabilities                                                                       2,917                  2,717
Deferred tax liability, net                                                                       2,319                  1,940
                                                                                               --------               --------
TOTAL LIABILITIES                                                                                51,755                 36,400
                                                                                               --------               --------

Commitments and Contingencies

SHAREHOLDERS' EQUITY
--------------------
7% Cumulative Convertible Preferred Stock, $.01 par value; $25.00 stated and liquidation value; 840,000 shares authorized; issued and outstanding - 40,000 shares at December 31, 2002 and March 31, 2002
  (convertible into Class A shares at a ratio of 5.625-to-one)                                        -                      -

Class A and Class B Common Stock, $.01 par value; 150,000,000 and
  75,000,000 shares authorized, respectively;
      Class A-issued 23,644,885 and 20,158,334 at December 31, 2002 and
        March 31, 2002, respectively                                                                236                    201
      Class B-issued 10,573,086 and 10,711,514 at December 31, 2002 and
        March 31, 2002, respectively (convertible into Class A shares on a
        one-for-one basis)                                                                          106                    108

Additional paid-in capital                                                                      120,919                 47,231
Retained earnings                                                                               126,712                111,301
Less: Treasury stock, 32 shares of  Class A and 53,428 shares of Class B
  Common Stock at December 31, 2002 and 40,493 shares of Class A and 53,428
  shares of Class B Common Stock at March 31, 2002, at cost                                         (28)                   (49)
                                                                                               --------               --------

TOTAL SHAREHOLDERS' EQUITY                                                                      247,945                158,792
                                                                                               --------               --------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                                     $299,700               $195,192
                                                                                               ========               ========



SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                               K-V PHARMACEUTICAL COMPANY AND SUBSIDIARIES
                                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                                               (UNAUDITED)
                                              (In thousands)

                                                                                   NINE MONTHS ENDED
                                                                                      DECEMBER 31,
                                                                                -----------------------
                                                                                2002               2001
                                                                                ----               ----
OPERATING ACTIVITIES
Net income                                                                    $ 15,464           $ 20,841
Adjustments to reconcile net income to net
 cash provided by operating activities:
   Depreciation, amortization and other non-cash charges                         5,402              4,861
   Change in deferred taxes                                                     (7,685)            (3,076)
   Change in deferred compensation                                                 200                225
Changes in operating assets and liabilities:
   Decrease (increase) in receivables, net                                       6,770            (12,417)
   (Increase) decrease in inventories, net                                      (8,191)                82
   Decrease in prepaid and other assets                                          1,122                693
   Increase in accounts payable and accrued liabilities                         15,422             11,178
                                                                              --------           --------


Net cash provided by operating activities                                       28,504             22,387
                                                                              --------           --------

INVESTING ACTIVITIES
   Purchase of stock and other intangible assets                                (3,000)                 -
   Purchase of property and equipment, net                                     (12,549)            (5,518)
                                                                              --------           --------

Net cash used in investing activities                                          (15,549)            (5,518)
                                                                              --------           --------

FINANCING ACTIVITIES
   Principal payments on long-term debt                                           (646)              (628)
   Dividends paid on preferred stock                                               (53)               (53)
   Proceeds from issuance of common stock                                       72,385                  -
   Sale of common stock to employee profit sharing plan                            905                  -
   Exercise of common stock options                                                452                835
                                                                              --------           --------

Net cash provided by financing activities                                       73,043                154
                                                                              --------           --------

Increase in cash and cash equivalents                                           85,998             17,023
Cash and cash equivalents at:
   Beginning of year                                                            12,109              4,128
                                                                              --------           --------
   End of period                                                              $ 98,107           $ 21,151
                                                                              ========           ========

Supplemental information:
   Income taxes paid                                                          $ 15,844           $  1,201
   Interest paid                                                                   321                363

Non-cash investing and financing activities:
   Term loan refinanced                                                       $  1,738           $  2,450



SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                    (IN THOUSANDS, EXCEPT PER SHARE DATA)


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of K-V Pharmaceutical Company ("KV" or the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month and nine-month periods ended December 31, 2002 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2003. The interim consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2002. The balance sheet information as of March 31, 2002, has been derived from the Company's audited consolidated balance sheet as of that date.


NOTE B - INVENTORIES

Inventories consist of the following:

                                      DECEMBER 31, 2002        MARCH 31, 2002
                                      -----------------        --------------
  Finished goods                           $27,539                 $18,600
  Work-in-process                            4,075                   4,702
  Raw materials                             12,249                  12,903
                                           -------                 -------
                                            43,863                  36,205
  Reserve for obsolescence                    (575)                 (1,108)
                                           -------                 -------
                                           $43,288                 $35,097
                                           =======                 =======

Reserves for potentially obsolete or slow moving inventory are established by management based on evaluation of inventory levels, estimated time required to sell such inventory, remaining shelf life, and current and expected market conditions.


NOTE C - REVENUE RECOGNITION

Revenue is recognized at the time product is shipped to customers. Net revenues consist of gross sales to customers less provisions for expected customer returns, rebates, discounts, chargebacks, and other sales allowances which are established by the Company concurrently with the recognition of revenue. Sales provisions totaled $24,075 and $20,216 for the three months ended December 31, 2002 and 2001, respectively, and $68,342 and $77,148 for the nine months ended December 31, 2002 and 2001, respectively. The reserve balances related to the sales provisions totaled $26,016 and $18,958 at December 31, 2002 and March 31, 2002, respectively, and are included in "Receivables, less allowance for doubtful accounts" in the accompanying consolidated balance sheets.

NOTE D - EARNINGS PER SHARE

Basic earnings per share is calculated by dividing net income available to common shareholders for the period by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted average common shares and common share equivalents (based on the treasury stock method) outstanding during the periods presented assuming the conversion of preferred shares and the exercise of all in-the-money stock options. Common share equivalents have been excluded from the computation of diluted earnings per share where their inclusion would be anti-dilutive. The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

                                                               THREE MONTHS ENDED                NINE MONTHS ENDED
                                                                  DECEMBER 31,                      DECEMBER 31,
                                                             ---------------------             ---------------------
                                                             2002             2001             2002             2001
                                                             ----             ----             ----             ----
Numerator:
   Net income                                              $10,146          $ 8,148          $15,464          $20,841
   Preferred stock dividends                                   (18)             (18)             (53)             (53)
                                                           -------          -------          -------          -------
   Numerator for basic earnings per
      share-income available to common
      shareholders                                          10,128            8,130           15,411           20,788

   Effect of dilutive securities:
      Preferred stock dividends                                 18               18               53               53
                                                           -------          -------          -------          -------
   Numerator for diluted earnings per
      share-income available to common
      shareholders after assumed conversions               $10,146          $ 8,148          $15,464          $20,841
                                                           =======          =======          =======          =======

Denominator:
   Denominator for basic earnings per
      share-weighted-average shares                         34,088           30,720           32,899           30,296
                                                           -------          -------          -------          -------

   Effect of dilutive securities:
      Stock options                                            912            1,282              987            1,278
      Convertible preferred stock                              225              225              225              589
                                                           -------          -------          -------          -------
   Dilutive potential common shares                          1,137            1,507            1,212            1,867
                                                           -------          -------          -------          -------
   Denominator for diluted earnings
      per share-adjusted weighted-average
      shares and assumed conversions                        35,225           32,227           34,111           32,163
                                                           =======          =======          =======          =======

   Basic earnings per share (1)(3):                          $0.30            $0.26            $0.47            $0.69
                                                             =====            =====            =====            =====
   Diluted earnings per share (1)(2)(3):                     $0.29            $0.25            $0.45            $0.65
                                                             =====            =====            =====            =====

-----------------------------
(1) The two-class method for Class A and Class B Common Stock is not presented because the earnings per share are equivalent to the if converted method since dividends were not declared or paid and each class of Common Stock has equal ownership of the Company.

(2) For the quarter and nine months ended December 31, 2002, there were stock options to purchase 290 shares of Class A and Class B Common Stock that were excluded from the computation of diluted earnings per share because their effect would have been anti-dilutive. At December 31, 2001, there were no anti-dilutive shares.



(3) Net income for the nine-month period ended December 31, 2002 includes a litigation reserve of $16,500 for potential damages associated with a lawsuit (see Note H). The impact of the litigation reserve, net of the applicable tax effect, is as follows:


                                                                  NINE MONTHS ENDED
                                                                     DECEMBER 31,
                                                                ----------------------
                                                                2002              2001
                                                                ----              ----
Net income:
   Net income without litigation reserve                      $ 25,908          $20,841
   Litigation reserve, net of tax                              (10,444)               -
                                                              --------          -------
      Total net income                                        $ 15,464          $20,841
                                                              ========          =======

Per basic share:
   Net income without litigation reserve                      $   0.79          $  0.69
   Litigation reserve, net of tax                                (0.32)               -
                                                              --------          -------
      Total net income                                        $   0.47          $  0.69
                                                              ========          =======

Per diluted share:
   Net income without litigation reserve                      $   0.76          $  0.65
   Litigation reserve, net of tax                                (0.31)               -
                                                              --------          -------
      Total net income                                        $   0.45          $  0.65
                                                              ========          =======

NOTE E - SEGMENT FINANCIAL INFORMATION

The reportable operating segments of the Company are branded products, specialty generics and specialty materials. The operating segments are distinguished by differences in products, marketing and regulatory approval. Segment profits are measured based on income before taxes and are determined based on each segment's direct revenues and expenses. The majority of research and development expense, corporate general and administrative expenses, amortization and interest expense, as well as interest and other income, are not allocated to segments, but included in the "all other" classification. Identifiable assets for the three reportable operating segments primarily include receivables, inventory, and property and equipment. For the "all other" classification, identifiable assets consist of cash and cash equivalents, property and equipment, goodwill and other intangible assets, other assets and all income tax related assets. The accounting policies of the segments are the same as those described in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2002.

The following represents information for the Company's reportable operating segments for the three and nine months ended December 31, 2002 and 2001.

                            THREE MONTHS
                                ENDED         BRANDED    SPECIALTY      SPECIALTY     ALL
                             DECEMBER 31     PRODUCTS     GENERICS      MATERIALS    OTHER     ELIMINATIONS   CONSOLIDATED
                             -----------     --------     --------      ---------    -----     ------------   ------------
----------------------------------------------------------------------------------------------------------------------------
Net revenues                     2002         $12,079      $44,537        $3,865     $1,448      $     -        $ 61,929
                                 2001          10,645       35,349         4,540      1,019            -          51,553
----------------------------------------------------------------------------------------------------------------------------
Segment profit (loss)            2002           3,315       24,072            (5)   (11,827)           -          15,555
                                 2001           2,234       19,502           929     (9,883)           -          12,782
----------------------------------------------------------------------------------------------------------------------------
Identifiable assets              2002           7,962       60,565         9,199    223,132       (1,158)        299,700
                                 2001           7,403       42,752         8,339    126,909       (1,158)        184,245
----------------------------------------------------------------------------------------------------------------------------
Property and                     2002               4            -            14      2,821            -           2,839
   equipment additions           2001              15           45            34      2,035            -           2,129
----------------------------------------------------------------------------------------------------------------------------
Depreciation and                 2002              72           11            39      1,773            -           1,895
   amortization                  2001              17           19            35      1,619            -           1,690
----------------------------------------------------------------------------------------------------------------------------


                             NINE MONTHS
                                ENDED         BRANDED    SPECIALTY      SPECIALTY     ALL
                             DECEMBER 31     PRODUCTS     GENERICS      MATERIALS    OTHER     ELIMINATIONS   CONSOLIDATED
                             -----------     --------     --------      ---------    -----     ------------   ------------
----------------------------------------------------------------------------------------------------------------------------
Net revenues                     2002         $30,499     $125,982       $12,781     $2,376            -        $171,638
                                 2001          27,667      102,982        14,394      2,388            -         147,431
----------------------------------------------------------------------------------------------------------------------------
Segment profit (loss) (1)        2002           4,401       67,477         1,448    (49,370)           -          23,956
                                 2001           3,164       54,570         2,914    (27,956)           -          32,692
----------------------------------------------------------------------------------------------------------------------------
Property and                     2002             625           20            71     11,833            -          12,549
   equipment additions           2001             280          123           140      4,975            -           5,518
----------------------------------------------------------------------------------------------------------------------------
Depreciation and                 2002             183           36           123      5,060            -           5,402
   amortization                  2001              50           61           109      4,641            -           4,861
----------------------------------------------------------------------------------------------------------------------------

-----------------------------

(1) In the "all other" classification, segment profit (loss) for the nine-month period ended December 31, 2002 includes a litigation reserve of $16,500 for potential damages associated with a lawsuit (see Note
     H). Excluding the effect of the litigation reserve for potential legal damages, segment profit on a consolidated basis was $40,456 and segment loss for the "all other" classification was $(32,870) for the nine months ended December 31, 2002.

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

As of December 31, 2002, the net carrying amounts of goodwill and other intangible assets were $556 and $40,216, respectively. With the adoption of SFAS 142, the Company determined its other intangible assets had finite useful lives and will continue to be amortized over their estimated useful lives. Goodwill relates to the 1972 acquisition of the Company's specialty materials segment. The Company's initial goodwill impairment test as of April 1, 2002 for the applicable reporting unit resulted in no impairment of goodwill. The adoption of SFAS 142 did not have a material effect on the Company's financial condition or results of operations.

The following table reflects consolidated financial results adjusted as though the adoption of SFAS 142 was applied retroactively:

                                               THREE MONTHS ENDED                     NINE MONTHS ENDED
                                                  DECEMBER 31,                           DECEMBER 31,
                                             ----------------------                 ---------------------
                                             2002              2001                 2002             2001
                                             ----              ----                 ----             ----
Net income:
As reported                                $10,146            $8,148              $15,464           $20,841
Goodwill amortization                            -                14                    -                42
                                           -------            ------              -------           -------
   As adjusted                             $10,146            $8,162              $15,464           $20,883
                                           =======            ======              =======           =======


The retroactive application of the statement had no impact on earnings per share as previously reported.

The following table reflects the components of intangible assets as of December 31, 2002:

                                                                           GROSS
                                                                         CARRYING         ACCUMULATED
                                                                          AMOUNT          AMORTIZATION
                                                                          ------          ------------
Product rights                                                            $44,573            $ 8,284
Trademarks and patents                                                      4,217                290
Goodwill                                                                    2,138              1,582
                                                                          -------            -------
   Total intangible assets                                                $50,928            $10,156
                                                                          =======            =======

Amortization expense for the three and nine months ended December 31, 2002 was $579 and $1,732, respectively. Estimated annual amortization expense for each of the five succeeding fiscal years is as follows:

Fiscal Year Ending March 31:                                     AMOUNT
----------------------------                                     ------
2003                                                             $2,317
2004                                                              2,317
2005                                                              2,317
2006                                                              2,317
2007                                                              2,317


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

In July 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS 146 addresses the recognition, measurement and reporting of costs associated with exit and disposal activities, including costs related to terminating a contract that is not a capital lease and termination benefits that employees who are involuntarily terminated receive under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract. SFAS 146 requires recording costs associated with exit or disposal activities at their fair values when a liability has been incurred. Under previous guidance, certain exit costs were accrued upon management's commitment to an exit plan, which is generally before an actual liability has been incurred. This statement will be effective for exit or disposal activities that are initiated after December 31, 2002. Management does not believe the adoption of this statement will have a material impact on the results of operations or financial position of the Company.

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation--Transition and Disclosure - an amendment of FASB Statement
No. 123. SFAS No. 148 amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company is required to follow the prescribed format and provide the additional disclosures required by SFAS No. 148 in its annual financial statements for the fiscal year ending March 31, 2003 and must also provide the disclosures in its quarterly reports containing condensed financial statements for interim periods beginning with the quarterly period ending June 30, 2003.


NOTE H - CONTINGENCIES - RESERVE FOR POTENTIAL LEGAL DAMAGES

ETHEX Corporation, a wholly-owned subsidiary of the Company, is a defendant in a lawsuit styled, Healthpoint, Ltd. v. ETHEX Corporation. On September 28, 2001, the jury returned verdicts, in the form of answers to special interrogatories, against ETHEX on certain false advertising, unfair competition and misappropriation claims and awarded approximately $16,500 in damages to Healthpoint. On October 1, 2002, the U.S. District Court for the Western District of Texas denied the Company's motion to set aside the jury's verdicts. On December 17, 2002 the court entered a judgment awarding attorney's fees to Healthpoint in an amount to be subsequently determined. The Company intends to vigorously appeal the judgment entered by the court. The Company and its counsel believe that the jury's recommended award is excessive and is not sufficiently supported by the facts or the law. The Company and its counsel are not presently able to predict the outcome of an appeal. However, as a result of the court's decision, the Company's results of operations for the nine months ended December 31, 2002 include a reserve for potential damages of $16,500, which is reflected in accrued liabilities in the Company's Consolidated Balance Sheet as of December 31, 2002.

From time to time, the Company becomes involved in various other legal matters, in addition to the above-described matters, that the Company considers to be in the ordinary course of business. For additional information regarding legal proceedings in which the Company or its subsidiaries are a party, see Item 1 of Part II of this report. While the Company is not presently able to determine the potential liability, if any, related to such matters, the Company believes none of such matters, individually or in the aggregate, will have a material adverse effect on the Company's financial position or operations.


NOTE I - SECONDARY STOCK OFFERING

During July 2002, the Company completed a secondary public offering of approximately 3.3 million shares of Class A Common Stock. Net proceeds to the Company were $72,385, after deducting underwriting discounts, commissions and offering expenses.

NOTE J - SUPPLEMENTAL CREDIT LINE

During December 2002, the Company extended the expiration of the supplemental credit line of $20 million for financing acquisitions to December 2003.


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

Factors that could cause actual results to differ materially from the forward-looking statements include, but are not limited to, the following:
(1) the degree to which the Company is successful in developing new products and commercializing products under development; (2) the degree to which the Company is successful in acquiring new pharmaceutical products, drug delivery technologies and/or companies that offer these properties; (3) the difficulty of predicting FDA approvals; (4) acceptance and demand for new pharmaceutical products; (5) the impact of competitive products and pricing;
(6) reliance on key strategic alliances; (7) the availability of raw materials; (8) the regulatory environment; (9) fluctuations in operating results; (10) the difficulty of predicting the pattern of inventory movements by the Company's customers; (11) the impact of competitive response to the Company's efforts to leverage its brand power with product innovation, promotional programs, and new advertising; (12) the availability of third-party reimbursement for the Company's products; (13) the Company's dependence on sales to a limited number of large pharmacy chains and wholesale drug distributors for a large portion of its total net sales; and
(14) the other risks detailed from time to time in the Company's filings with the Securities and Exchange Commission.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

         Except for the historical information contained herein, the following discussion contains forward-looking statements that are subject to known and unknown risks, uncertainties, and other factors that may cause the Company's actual results to differ materially from those expressed or implied by those forward-looking statements. These risks, uncertainties and other factors are discussed above under the caption "Cautionary Statement Regarding Forward-Looking Information." In addition, the following discussion and analysis of financial condition and results of operations should be read in conjunction with the consolidated financial statements, the related notes to consolidated financial statements and "Management's Discussion and Analysis of Results of Operations and Financial Condition" included in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2002, and the unaudited interim consolidated financial statements and related notes to unaudited interim consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.


RESULTS OF OPERATIONS
---------------------

         REVENUES. Net revenues for the quarter ended December 31, 2002 increased $10.4 million, or 20.1%, to $61.9 million from $51.6 million for the third quarter in the prior fiscal year. For the nine months ended December 31, 2002, net revenues increased $24.2 million, or 16.4%, to $171.6 million from $147.4 million for the corresponding period in the prior fiscal year. The increase in net revenues for both the quarter and nine-month periods was due to higher sales of branded and specialty generic products.

         Branded product sales increased $1.4 million, or 13.5%, to $12.1 million for the quarter ended December 31, 2002 compared to $10.7 million for the third quarter of the prior fiscal year. For the nine months ended December 31, 2002, branded product sales increased $2.8 million, or 10.2%, to $30.5 million compared to $27.7 million for the corresponding prior year period. The increase in branded product sales for the quarter resulted from increased sales volume in all product categories. The increase in branded product sales for the nine-month period was due to continued growth in the sales volume of the women's healthcare family of products. Sales from this product line increased $0.8 million, or 9.7%, in the third quarter of fiscal 2003 and $3.7 million, or 19.2%, for the nine-month period ended December 31, 2002. Sales of Gynazole-1(R) continued to grow in the third quarter of fiscal 2003 as its market share increased to 16.2% at the end of the quarter, compared to 11.7% at the end of the third quarter of the prior fiscal year. Due to its continued growth in market share, sales of Gynazole-1(R) increased $0.4 million, or 15.5%, in the third quarter of fiscal 2003 compared to the third quarter of the prior fiscal year and increased $2.7 million, or 39.8%, for the nine months ended December 31, 2002 compared to the corresponding prior year period. Sales from the cardiovascular product line increased $0.7 million for the quarter ended December 31, 2002 and declined $0.8 million for the nine-month period ended December 31, 2002.

         Specialty generic product sales increased $9.2 million, or 26.0%, to $44.5 million for the quarter ended December 31, 2002 compared to $35.3 million for the quarter ended December 31, 2001. For the nine months ended December 31, 2002, specialty generic product sales increased $23.0 million, or 22.3%, to $126.0 million compared to $103.0 million for the nine months ended December 31, 2001. Specialty generic product sales comprised 71.9% and 73.4% of the Company's total net revenues for the quarter and nine months ended December 31, 2002, respectively, compared to 68.6% and 69.9% for the corresponding prior year quarter and nine-month periods, respectively. The increase in sales for both the quarter and nine-month periods was primarily attributable to an increase in sales volume in the cardiovascular, pain management, and cough/cold product lines. In addition, during the first nine months of fiscal 2003, the Company introduced twelve new products into the specialty generic product line. The increase in sales volume for the third quarter of fiscal 2003 was comprised of a $6.9 million increase in sales from existing products and $3.8 million of incremental sales from new products. These increases were partially offset by $1.5 million of product price erosion that resulted from normal and expected competitive pricing pressures on certain products. For the nine-month period ended December 31, 2002, specialty generic sales were favorably impacted by a $16.6 million increase in sales volume from existing products and $8.1 million of incremental sales from new products. The volume growth experienced by specialty generics during the nine months ended December 31, 2002 was partially offset by $1.6 million of product price erosion. The cardiovascular product line accounted for $4.6 million and $11.6 million of the total sales growth for the quarter and nine-month periods ended December 31, 2002, respectively, which were favorably impacted by the April 2002 ANDA approval and subsequent launch of Potassium Chloride 20 mg. tablets (generic equivalent to K-Dur(R)).

         Net revenues from specialty raw material products decreased $0.7 million, or 14.9%, to $3.9 million for the quarter ended December 31, 2002 compared to $4.5 million for the corresponding fiscal quarter in the prior year. For the nine months ended December 31, 2002, specialty raw material product sales decreased $1.6 million, or 11.2%, to $12.8 million compared to $14.4 million for the first nine months of fiscal 2002. The decrease in specialty raw material sales for both the quarter and nine-month periods was primarily due to an unexpected softness in the nutritional supplement market for which the specialty raw material segment is a supplier.

         GROSS PROFIT. Gross profit increased $6.0 million, or 18.5%, to $38.2 million for the quarter ended December 31, 2002 compared to $32.2 million for the quarter ended December 31, 2001. For the nine months ended December 31, 2002, gross profit increased $16.1 million, or 18.0%, to $105.4 million compared to $89.3 million for the corresponding prior year period. The increases in gross profit for both the quarter and nine-month periods were attributable to the increased level of branded and specialty generic product sales. Gross profit as a percentage of net revenues decreased to 61.7% for the quarter ended December 31, 2002 compared to 62.6% for the corresponding prior year quarter. For the nine months ended December 31, 2002, gross profit as a percentage of net revenues increased to 61.4% compared to 60.6% for the corresponding prior year period. The decrease in the gross profit percentage for the quarter primarily resulted from a decline in the gross profit percentage at the specialty raw materials segment. The gross profit percentage for both the quarter and nine-month periods was favorably impacted by price increases in the branded business, coupled with the introduction of new higher margin specialty generic products.

         OPERATING EXPENSES. Research and development expense increased $2.7 million, or 88.4%, to $5.7 million for the quarter ended December 31, 2002 compared to $3.0 million for the quarter ended December 31, 2001. For the nine months ended December 31, 2002, research and development expense increased $6.3 million, or 78.6%, to $14.2 million compared to $8.0 million for the corresponding period in the prior year. The increase in research and development expense for both the quarter and nine-month periods was due to an increase in costs associated with clinical testing related to the Company's internal product development efforts, as well as costs related to co-development projects. Research and development expense as a percentage of net revenues increased to 9.2% and 8.3% for the quarter and nine months ended December 31, 2002, respectively, from 5.9% and 5.4% in the corresponding prior year quarter and nine-month periods, respectively. In April 2002, the Company announced that it had received favorable results from screening studies on a number of products utilizing one of its newest drug delivery technologies, which, due to the significant revenue and profit potential of these products, led to the initiation of phase III clinical trials.

         Selling and administrative expense increased $0.7 million, or 4.6%, to $16.6 million for the quarter ended December 31, 2002 compared to $15.8 million for the quarter ended December 31, 2001. For the nine months ended December 31, 2002, selling and administrative expense increased $2.5 million, or 5.3%, to $49.4 million compared to $46.9 million for the corresponding prior year period. The increases in selling and administrative expense were primarily the result of an increase in specialty generic selling and marketing expenses, higher insurance costs for all segments and an increase in personnel costs associated with branded marketing, partially offset by a reduction in legal expenses. Selling and administrative expense as a percentage of net revenues decreased to 26.8% and 28.8% for the quarter and nine months ended December 31, 2002, respectively, compared to 30.7% and 31.8% for the corresponding prior year quarter and nine-month periods, respectively.

         In September 2002, the Company recorded a litigation reserve of $16.5 million for potential damages associated with the adverse decision made by a federal court in Texas to uphold a previously rendered jury verdict in a lawsuit against ETHEX Corporation, a wholly-owned subsidiary of the Company (see Note H in the accompanying Notes to Consolidated Financial Statements in this Quarterly Report). Excluding the effect of this litigation reserve, net income for the nine months ended December 31, 2002 increased $5.1 million, or 24.3%, to $25.9 million, or $0.76 per diluted share.

         OPERATING INCOME. As a result of the factors described above, the Company had operating income of $15.4 million for the quarter ended December 31, 2002 compared to operating income of $12.8 million for the quarter ended December 31, 2001. For the nine months ended December 31, 2002, operating income decreased $9.2 million, or 28.1%, to $23.5 million compared to $32.7 million for the same period last year. Excluding the effect of the litigation reserve for potential legal damages, operating income increased $7.3 million, or 22.4%, to $40.0 million for the nine months ended December 31, 2002.

         OTHER INCOME (EXPENSE). For the three and nine months ended December 31, 2002, interest and other income increased $0.2 million and $0.4 million, respectively. The increase in interest and other income for both the quarter and nine-month periods resulted from interest earned on $72.4 million of net proceeds from the Company's secondary public offering of approximately 3.3 million shares of Class A common stock in July 2002. Since the offering, the net proceeds have been deposited in short-term, highly liquid investments.

         PROVISION FOR INCOME TAXES. The effective tax rates for the quarter and nine months ended December 31, 2002 were 34.8% and 35.4%, respectively, compared to 36.3% for both of the corresponding prior year periods. The decrease in the effective tax rate for both the quarter and nine-month periods was primarily due to an increase in research and development credits.

         NET INCOME. As a result of the factors described above, the Company had net income of $10.1 million, or $0.29 per diluted share, for the quarter ended December 31, 2002 compared to net income of $8.1 million, or $0.25 per diluted share, for the quarter ended December 31, 2001. For the nine months ended December 31, 2002, net income decreased $5.4 million, or 25.8%, to $15.5 million, or $0.45 per diluted share, compared to $20.8 million, or $0.65 per diluted share, for the corresponding prior year period. Excluding the effect of the litigation reserve for potential legal damages, net income increased $5.1 million, or 24.3%, to $25.9 million, or $0.76 per diluted share for the nine months ended December 31, 2002. The increases in earnings per diluted share were partially impacted by an increase in weighted average shares outstanding that resulted from the issuance of approximately 3.3 million shares of Class A common stock in the secondary public offering that was completed in July 2002.


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

         The Company's cash and cash equivalents and working capital were $98.1 million and $161.6 million, respectively, at December 31, 2002, compared to $12.1 million and $81.4 million, respectively, at March 31, 2002. Internally generated funds from product sales growth continued to be the primary source of operating capital used to fund the Company's businesses. The net cash flow from operating activities was $28.5 million for the nine months ended December 31, 2002 compared to $22.4 million for the corresponding period in the prior year. The 27.3% increase in operating cash flow resulted primarily from a $6.8 million decrease in receivables for the nine months ended December 31, 2002 compared to a $12.4 million increase in receivables for the corresponding period in the prior year. The favorable impact of the change in receivables was offset partially by an increase in inventories during the nine months ended December 31, 2002. The decrease in receivables was primarily due to the receipt of certain delayed customer payments, which were due as of March 31, 2002 and collected during the quarter ended June 30, 2002. The increase in inventories primarily resulted from increased production of specialty generic products in anticipation of continued sales growth and to support seasonal demand of the cough/cold product line.

         Net cash used in investing activities was $15.5 million for the nine months ended December 31, 2002 compared to $5.5 million for the corresponding period in the prior year. Capital expenditures of $12.5 million for the nine months ended December 31, 2002 were funded by net cash flows from operating activities. The Company's investment in capital assets was primarily for purchasing machinery and equipment to upgrade and expand the Company's pharmaceutical manufacturing and distribution capabilities, and for other building renovations. Investing activities for the period also included $3.0 million related to the purchase of certain intangible rights combined with an equity investment in a women's healthcare company.

         Long-term debt decreased to $4.5 million at December 31, 2002 compared to $5.1 million at March 31, 2002. The decrease resulted from principal payments made during the nine months ended December 31, 2002. In December 2002, the Company refinanced a $1.7 million building mortgage that was due in March 2004. The refinanced building mortgage bears interest at 6.27% and is due in December 2007.

         The Company has a credit agreement with a bank that provides for a revolving line of credit for borrowing up to $60 million. The credit agreement provides for a $40 million unsecured revolving line of credit, along with an unsecured supplemental credit line of $20 million for financing acquisitions. The $40 million unsecured revolving line of credit expires in October 2004. The unsecured supplemental credit line of $20 million, which was renewed in December 2002, expires in December 2003. At December 31, 2002, the Company had no cash borrowings outstanding under either credit facility.

         During July 2002, the Company completed a secondary public offering of approximately 3.3 million shares of Class A common stock. Net proceeds to the Company were approximately $72.4 million, after deducting underwriting discounts, commissions and offering expenses. The proceeds from the offering will be used for general corporate purposes, including potential acquisitions, research and development activities and working capital. At December 31, 2002, the net proceeds were invested in short-term, highly liquid instruments.

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


CRITICAL ACCOUNTING POLICIES AND ESTIMATES
------------------------------------------

         The Company's consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent liabilities. On an on-going basis, the Company evaluates its estimates including those related to the allowance for inventories, sales allowances and useful life or impairment of other intangibles. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis of judgments regarding the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

         The Company believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its unaudited consolidated financial statements.

         ALLOWANCE FOR INVENTORIES. Inventories are stated at the lower of cost or market, with cost determined on the first-in, first-out basis. In evaluating whether inventory is stated at the lower of cost or market, management considers such factors as the amount of inventory on hand and in the distribution channel, estimated time required to sell such inventory, remaining shelf life and current and expected market conditions, including levels of competition. As appropriate, provisions are made to reduce inventories to their net realizable value. As of December 31, 2002, the Company had an inventory reserve of $0.6 million.

         REVENUE RECOGNITION AND SALES ALLOWANCES. Revenue is recognized at the time product is shipped to customers. Sales provisions for estimated chargebacks, discounts, rebates, returns, pricing adjustments and other sales allowances are established by the Company concurrently with the recognition of revenue. The sales provisions are established based upon consideration of a variety of factors, including but not limited to, actual return and historical experience by product type, the number and timing of competitive products approved for sale, the expected market for the product, estimated customer inventory levels by product, price declines and current and projected economic conditions and levels of competition. Actual product returns, chargebacks and other sales allowances incurred are, however, dependent upon future events. The Company continually monitors the factors that influence sales allowance estimates and makes adjustments to these provisions when management believes that actual product returns, chargebacks and other sales allowances may differ from established allowances. As of December 31, 2002, reserve balances related to the sales allowances totaled $26.0 million.

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

         Other Intangible Assets consist primarily of brand product rights purchased from other pharmaceutical companies, all of which are being amortized over 20-year periods. The amortization periods for product rights are based on the Company's assessment of various factors impacting estimated useful lives and cash flows of the acquired products. Such factors include the product's position in its life cycle, competitive positioning, the existence or absence of like products in the market and various competitive and technical issues. Other Intangible Assets also consist of patents and trademarks, which are being amortized over periods ranging from five to 17 years. As of December 31, 2002, the net carrying amount of Other Intangibles Assets was $40.2 million. Amortization is calculated using the straight-line method over the estimated useful life. Intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Advances to the Company under the Company's credit facilities bear interest at a rate that varies consistent with increases or decreases in the publicly-announced prime rate and/or the LIBOR rate with respect to LIBOR-related loans, if any. A material increase in such rates could significantly increase borrowing expenses. The Company did not have any cash borrowings under the credit facilities at December 31, 2002.


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

PART II. - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         ETHEX Corporation, a wholly-owned subsidiary of the Company, is a defendant in a lawsuit styled, Healthpoint, Ltd. v. ETHEX Corporation, pending in federal court in the Western District of Texas, San Antonio Division. The suit was filed by Healthpoint on August 3, 2000, and later was joined by companies affiliated with Healthpoint. In general, the plaintiffs allege that ETHEX's promotion of its Ethezyme(TM) product as an alternative to Healthpoint's Accuzyme(R) product resulted in false advertising and misleading statements under various federal and state laws, and unfair competition and misappropriation of trade secrets. In September 2001, the jury returned verdicts against ETHEX on certain false advertising, unfair competition and misappropriation claims. The jury awarded compensatory and punitive damages totaling $16.5 million. On October 1, 2002, the U.S. District Court for the Western District of Texas denied the Company's motion to set aside the jury's verdicts. On December 17, 2002 the court entered a judgment awarding attorney's fees to Healthpoint in an amount to be subsequently determined. The Company intends to vigorously appeal the judgment entered by the court. The Company and its counsel believe that the jury's recommended award is excessive and is not sufficiently supported by the facts or the law. The Company and its counsel are not presently able to predict the outcome of an appeal, however, as a result of the court's decision, the Company's results of operations for the nine months ended December 31, 2002 include a reserve for potential damages of $16.5 million, which is reflected in Accrued liabilities in the Company's Consolidated Balance Sheet as of December 31, 2002.

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

         b) Reports on Form 8-K. The Company filed on October 8, 2002 a Current Report on Form 8-K to report pursuant to Item 5 that the U.S. District Court for the Western District of Texas had denied the motion of Ethex Corporation, a wholly-owned subsidiary of the Company, that would have had the effect of setting aside the September 2001 jury verdict in the civil case of Healthpoint, Ltd. v. Ethex Corporation.

                                 SIGNATURES
                                 ----------


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           K-V PHARMACEUTICAL COMPANY



Date: January 17, 2003                 By  /s/  Marc S. Hermelin
                                           -----------------------------------
                                           Marc S. Hermelin
                                           Vice Chairman of the Board and
                                           Chief Executive Officer
                                           (Principal Executive Officer)



Date: February 13, 2003                By  /s/  Gerald R. Mitchell
                                           -----------------------------------
                                           Gerald R. Mitchell
                                           Vice President, Treasurer and
                                           Chief Financial Officer
                                           (Principal Financial and
                                           Accounting Officer)

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


Date: January 17, 2003          /s/ Marc S. Hermelin
                                ------------------------------------------
                                Marc S. Hermelin
                                Vice Chairman and Chief Executive Officer

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


Date: February 13, 2003                /s/ Gerald R. Mitchell
                                       -----------------------------------
                                       Gerald R. Mitchell
                                       Vice President, Treasurer and
                                       Chief Financial Officer