Form 10-K
period 2003-03-31
KV PHARMACEUTICAL CO /DE/
filed 2003-06-27
CIK 57055

------------------------------------------------------------------------------
                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                  FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934


                  For the fiscal year ended March 31, 2003

                        Commission file number 1-9601

                         K-V PHARMACEUTICAL COMPANY
                           2503 South Hanley Road
                             St. Louis, MO 63144
                               (314) 645-6600

  Incorporated in Delaware    IRS Employer identification No. 43-0618919

         Securities Registered Pursuant to Section 12(b) of the Act:
   Class A Common Stock, par value $.01 per share    New York Stock Exchange
   Class B Common Stock, par value $.01 per share    New York Stock Exchange

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).
                                Yes X  No
                                   ---    ---

The aggregate market value of the 19,993,164 shares of Class A and 4,900,849 shares of Class B Common Stock held by nonaffiliates of the registrant as of September 30, 2002, the last business day of the registrant's most recently completed second fiscal quarter, was $377,870,800 and $92,626,046, respectively. As of June 4, 2003, the registrant had outstanding 21,750,660 and 10,604,679 shares of Class A and Class B Common Stock, respectively, exclusive of treasury shares.

                     DOCUMENTS INCORPORATED BY REFERENCE

Part III: Portions of the definitive proxy statement of the Registrant (to be filed pursuant to Regulation 14A for Registrant's 2003 Annual Meeting of Shareholders, which involves the election of directors), are incorporated by reference into Items 10, 11, 12 and 13 to the extent stated in such items.

------------------------------------------------------------------------------

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

Factors that could cause actual results to differ materially from the forward-looking statements include, but are not limited to, the following:
(1) the degree to which we are successful in developing new products and commercializing products under development; (2) the degree to which we are successful in acquiring new pharmaceutical products, drug delivery technologies and/or companies that offer these properties; (3) the difficulty of predicting FDA approvals; (4) acceptance and demand for new pharmaceutical products; (5) the impact of competitive products and pricing;
(6) the availability of raw materials; (7) the regulatory environment; (8) fluctuations in operating results; (9) the difficulty of predicting the pattern of inventory movements by our customers; (10) the impact of competitive response to our efforts to leverage our brand power with product innovation, promotional programs, and new advertising; (11) the risks detailed from time to time in our filings with the Securities and Exchange Commission and detailed in this Form 10-K; (12) the availability of third-party reimbursement for our products; and (13) our dependence on sales to a limited number of large pharmacy chains and wholesale drug distributors for a large portion of our total net sales.

Because the factors referred to above, as well as the statements included under the captions "Narrative Description of Business," "Risk Factors," "Management's Discussion and Analysis of Financial Condition and Results of Operations," and elsewhere in this Form 10-K, could cause actual results or outcomes to differ materially from those expressed in any forward-looking statements made by us or on our behalf, you should not place undue reliance on any forward-looking statements. Further, any forward-looking statement speaks only as of the date on which it is made and, unless applicable law requires to the contrary, we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events. New factors emerge from time to time, and it is not possible for us to predict which factors will arise, when they will arise and/or their effects. In addition, we cannot assess the impact of each factor on our business or financial condition or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

ITEM 1.  DESCRIPTION OF BUSINESS
         -----------------------

(a)      GENERAL DEVELOPMENT OF BUSINESS
         -------------------------------

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

         We develop advanced drug delivery technologies which enhance the effectiveness of new therapeutic agents, existing pharmaceutical products and nutritional supplements. We have developed and patented a wide variety of drug delivery and formulation technologies which are primarily focused in four principal areas:
         SITE RELEASE(R) bioadhesives; tastemasking; oral controlled release; and quick dissolving tablets. We incorporate these technologies in the products we market to control and improve the absorption and utilization of active pharmaceutical compounds. In 1990, we established a generic/non-branded marketing capability through a wholly-owned subsidiary, ETHEX Corporation ("ETHEX"), which makes us one of the only drug delivery research and development companies that also markets "technologically distinguished" generic/non-branded products. In 1999, we established a wholly-owned subsidiary, Ther-Rx Corporation ("Ther-Rx"), to market branded pharmaceuticals directly to physician specialists.

         Our wholly-owned subsidiary, Particle Dynamics, Inc. ("PDI"), was acquired in 1972. Through PDI, we develop and market specialty value-added raw materials, including drugs, directly compressible and microencapsulated products, and other products used in the pharmaceutical, nutritional, food, personal care and other markets.

(b)      SIGNIFICANT BUSINESS DEVELOPMENTS
         ---------------------------------

         During July 2002, we completed a public offering of approximately
         3.3 million shares of Class A common stock. Net proceeds to us were $72.4 million, after deducting underwriting discounts, commissions and offering expenses. The proceeds from the offering are being used for general corporate purposes, including product acquisitions, research and development activities and working capital.

         On March 31, 2003, we completed two acquisitions of an aggregate of nine pharmaceutical products for a total cost of approximately $41.3 million. The acquisitions include two leading lines of hematinic products, Chromagen(R) and Niferex(R), and the related line of StrongStart(R) branded prenatal vitamins, a category in which we are a market leader under the PreCare(R) brand. Current annual revenues of the acquired products are approximately $16.0 million. Similar to our strategy with other acquired products, we plan to make formulation enhancements to the acquired product lines.

         In April 2003, we purchased a building for $8.8 million. The facility consists of approximately 275,000 square feet of office, production, distribution and warehouse space. The purchase of the building was financed by a term loan secured by the property. The building mortgage bears interest at 5.30% and is due in April 2008.

         During May 2003, we completed the issuance of $200.0 million of Contingent Convertible Subordinated Notes (the "Notes") that are convertible, under certain circumstances, into shares of our Class A common stock at an initial conversion price of $34.51 per share. The Notes bear interest at a rate of 2.50% and mature on May 16, 2033. The net proceeds to us were approximately $194.0 million, after deducting underwriting discounts, commissions and offering expenses. The proceeds from the offering were used to purchase $50.0 million of our

         Class A common stock, with the remaining proceeds to be used to fund future acquisitions of products, technologies and businesses, and for general corporate purposes.

(c)      INDUSTRY SEGMENTS
         -----------------

         We operate principally in three industry segments, consisting of branded products marketing, specialty generics marketing and specialty raw materials marketing. Revenues are derived primarily from directly marketing our own technologically distinguished generic/non-branded and brand-name products. Revenues may also be received in the form of licensing revenues and/or royalty payments based upon a percentage of the licensee's sales of the product, in addition to manufacturing revenues, when marketing rights to products using our advanced drug delivery technologies are licensed (see Note 17 to our consolidated financial statements).

(d)      NARRATIVE DESCRIPTION OF BUSINESS
         ---------------------------------

         OVERVIEW

         We are a fully integrated specialty pharmaceutical company that develops, acquires, manufactures and markets technologically distinguished branded and generic/non-branded prescription pharmaceutical products. We have a broad range of dosage form capabilities including tablets, capsules, creams, liquids and ointments. We conduct our branded pharmaceutical operations through Ther-Rx Corporation and our generic/non-branded pharmaceutical operations through ETHEX Corporation, which focuses principally on technologically distinguished generic/non-branded products in multiple therapeutic categories, with a particular emphasis on the cardiovascular, women's health, pain management and respiratory areas. Through Particle Dynamics, Inc., we also develop, manufacture and market technologically advanced, value-added raw material products for the pharmaceutical, nutritional, personal care, food and other markets.

         We have a broad portfolio of drug delivery technologies which we leverage to create technologically distinguished brand name and specialty generic/non-branded products. We have developed and patented 15 drug delivery and formulation technologies primarily in four principal areas: SITE RELEASE(R) bioadhesives, oral controlled release, tastemasking, and quick dissolving tablets. We incorporate these technologies in the products we market to control and improve the absorption and utilization of active pharmaceutical compounds. These technologies provide a number of benefits, including reduced frequency of administration, reduced side effects, improved drug efficacy, enhanced patient compliance and improved taste.

         We have a long history of developing drug delivery technologies. In the 1950's, we received what we believe to be the first patents for sustained release delivery systems which enhance the convenience and effectiveness of pharmaceutical products. In our early years, we used our technologies to develop products for other drug marketers. Our technologies have been used in several well known products including Actifed(R) 12-hour, Sudafed(R) SA, Centrum Jr.(R) and Kaopectate(R) Chewable. Since the 1990's, we have chosen to focus our drug development expertise on internally developed products for our branded and generic/non-branded pharmaceutical businesses. For example, since its inception in March 1999, our Ther-Rx business has launched five internally developed branded pharmaceutical products, all of which incorporate our drug delivery technologies. In addition, most of the internally developed generic/non-branded products marketed by our ETHEX business incorporate one or more of our drug delivery technologies.

         Our drug delivery technology allows us to differentiate our products in the marketplace, both in the branded and generic/non-branded pharmaceutical areas. We believe that this differentiation provides substantial competitive advantages for our products, allowing us to establish a strong record of growth and profitability and a leadership position in certain segments of our industry. From 1998 to March 31, 2003, we have grown net revenues and net income at compounded annual growth rates of 20.2% and 20.0%, respectively. Ther-Rx, which was established in 1999, has grown substantially since its inception and continues to gain market share in its women's healthcare family of products. Of more than 100 products sold by our ETHEX subsidiary, approximately 58% were identified as the leading product and approximately 90% were identified as the first or second leading products in their respective generic categories by IMS America, an independent healthcare market research firm.

         THER-RX -- OUR BRAND NAME PHARMACEUTICAL BUSINESS

         We established our Ther-Rx business in 1999 to market brand name pharmaceutical products which incorporate our proprietary technologies. Since its inception, Ther-Rx has introduced 16 products, of which 11 were acquired and five were developed internally using our proprietary technologies. Ther-Rx generated $43.7 million of net revenues during fiscal 2003, which represented 17.8% of our total net revenues.

         We established our women's healthcare franchise through the August 1999 acquisition of PreCare(R), a prescription prenatal vitamin, from UCB Pharma, Inc. Since the acquisition, Ther-Rx has reformulated the original product using proprietary technologies, and subsequently has launched four internally developed products as extensions to the PreCare(R) product line. Building upon the PreCare(R) acquisition, we have developed a line of proprietary products which makes Ther-Rx the leading provider of branded prescription prenatal vitamins in the United States.

         The first of our internally developed, patented line extensions to PreCare(R) was PreCare(R) Chewables, the world's first prescription chewable prenatal vitamin. PreCare(R) Chewables addressed a longstanding challenge to improve pregnant women's compliance with prenatal vitamin regimens by alleviating the difficulty that patients experience in swallowing large prenatal pills. Ther-Rx's second internally developed product, PremesisRx(TM), is an innovative prenatal prescription product that incorporates our controlled release Vitamin B6. This product is designed for use in conjunction with a physician-supervised program to reduce pregnancy-related nausea and vomiting, which is experienced by 50% to 90% of women. The third product, PreCare(R) Conceive(TM), is the first single nutritional pre-conception supplement designed for use by both men and women. The fourth product, PrimaCare(TM), is the first prescription prenatal/postnatal nutritional supplement with essential fatty acids specially designed to help provide nutritional support for women during pregnancy, postpartum recovery and throughout the childbearing years. All of the products in the PreCare(R) product line have been formulated to contain 1 mg. of folic acid, which has been shown to reduce the incidence of fetal neural tube defects by at least 50%.

         In June 2000, Ther-Rx launched its first New Drug Application, or NDA, approved product, Gynazole-1(R), the only one-dose prescription cream treatment for vaginal yeast infections. Gynazole-1(R) incorporates our patented drug delivery technology, VagiSite(R), the only clinically proven and Federal Food and Drug Administration, or FDA, approved controlled release bioadhesive system. Since its launch, the product has gained an 18% market share in the U.S. prescription vaginal antifungal cream market. In addition, we have entered into four licensing agreements for the right to market Gynazole-1(R) in 49 countries outside of the United States. We expect to continue to license marketing rights for Gynazole-1(R) in additional international markets.

         Ther-Rx's cardiovascular product line consists of Micro-K(R), an extended-release potassium supplement used to replenish electrolytes, primarily in patients who are on medication which depletes the levels of potassium in the body. We acquired Micro-K(R) in March 1999 from the pharmaceutical division of Wyeth.

         On March 31, 2003, we completed two acquisitions of an aggregate of nine pharmaceutical products for a total cost of approximately $41.3 million. The acquisitions include two leading lines of hematinic products, Chromagen(R) and Niferex(R), and the related line of StrongStart(R) branded prenatal vitamins, a category in which Ther-Rx is already a market leader under the PreCare(R) banner. Current annual revenues of the acquired products are approximately $16.0 million. Similar to our strategy with other acquired products, we plan to make formulation enhancements to the acquired product lines.

         Ther-Rx has approximately 160 specialty sales representatives. Ther-Rx's sales force focuses on physician specialists who are identified through available market research as frequent prescribers of our prescription products. Ther-Rx also has a corporate sales and marketing management team dedicated to planning and managing Ther-Rx's sales and marketing efforts.

         ETHEX -- OUR TECHNOLOGICALLY DISTINGUISHED GENERIC/NON-BRANDED DRUG BUSINESS

         We established ETHEX, currently our largest business segment, in 1990 to utilize our portfolio of drug delivery systems to develop and market hard-to-copy generic/non-branded pharmaceuticals. We believe many of our ETHEX products enjoy higher gross margins due to our approach of selecting products that can take advantage of our proprietary drug delivery systems and our specialty manufacturing capabilities. These advantages act as barriers to entry which limit competition and reduce the rate of price erosion typically experienced in the generic market. ETHEX's net revenues were $179.7 million for fiscal 2003, which represented 73.4% of our total net revenues.

         We have incorporated our proprietary drug delivery technology in many of our generic/non branded pharmaceutical products. For example, we have included METER RELEASE(R), one of our proprietary controlled release technologies, into the only generic equivalent to Norpace(R) CR, an antiarrhythmic that is taken twice daily. Further, we have used our KV/24(R) once daily technology in the generic equivalent to IMDUR(R), a cardiovascular drug that is taken once per day. In addition, utilizing our specialty manufacturing expertise and a sublingual delivery system, we produced and marketed the first non-branded alternative to Nitrostat(R) sublingual, an anti-angina product which historically has been difficult to manufacture.

         To capitalize on ETHEX's unique product capabilities, we continue to expand our ETHEX product portfolio. Over the past two years, we have introduced more than 25 new generic/non-branded products and have a number of products currently in development to be marketed by ETHEX. Since January 1, 2002, we have received seven new Abbreviated New Drug Application, or ANDA, approvals and have several currently pending.

         In addition to our internal marketing efforts, we have licensed the exclusive rights to co-develop and market nine products with other drug delivery companies. These products will be generic equivalents to brand name products with aggregate annual sales totaling approximately $2.5 billion and are expected to be launched at various times beginning in fiscal 2005 and continuing through fiscal 2007.

         ETHEX's current product line consists of more than 100 products, of which approximately 58% were identified as the leading product and approximately 90% were identified as the first or second leading products in their respective generic categories by IMS America, an independent healthcare market research firm.

         ETHEX primarily focuses on the therapeutic categories of cardiovascular, women's health, pain management and respiratory, leveraging our expertise in developing and manufacturing products in these areas. In addition, we pursue opportunities outside of these categories where we also may differentiate our products based upon our proprietary drug delivery systems and our specialty manufacturing expertise.

         CARDIOVASCULAR. ETHEX currently markets over 30 products in its cardiovascular line, including products to treat angina, arrhythmia and hypertension, as well as for potassium supplementation. In addition to marketing the generic versions of IMDUR(R), Norpace CR(R), Cardura(R) and Rythmol(R), we received an April 2002 ANDA approval for the generic equivalent to K-Dur(R) which was launched in fiscal 2003. The cardiovascular line accounted for 45.9% of ETHEX's net revenues in fiscal 2003.

         WOMEN'S HEALTH CARE. ETHEX currently markets 20 products in its women's healthcare line, all of which are prescription prenatal vitamins. Based on the number of units sold, ETHEX is the leading provider of prescription prenatal vitamins in the United States. The women's healthcare line accounted for 12.1% of ETHEX's net revenues in fiscal 2003.

         PAIN MANAGEMENT. ETHEX currently markets 19 products in its pain management line. Included in this line are several controlled substance drugs, such as morphine and hydromorphone, as well as oxycodone capsules, which are currently the only alternative to OxyIR(R) capsules. The pain management line accounted for 14.2% of ETHEX's net revenues in fiscal 2003.

         RESPIRATORY. ETHEX currently markets over 30 products in its respiratory line, which consists primarily of cough/cold products. ETHEX is the leading provider on a unit basis of prescription cough/cold products in the United States today. The cough/cold line accounted for 14.4% of ETHEX's net revenues in fiscal 2003.

         OTHER THERAPEUTICS. In addition to our core therapeutic lines, ETHEX markets over 30 products in the gastrointestinal, dermatological, anti-inflammatory, digestive enzyme and general nutritional categories. These categories accounted for 13.4% of ETHEX's net revenues in fiscal 2003.

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

         PARTICLE DYNAMICS, INC. - OUR VALUE-ADDED RAW MATERIAL BUSINESS

         Particle Dynamics develops and markets specialty raw material products for the pharmaceutical, nutritional, food and personal care industries. Its products include value-added active drug molecules, vitamins, minerals and other raw material ingredients that provide benefits such as improved taste, altered or controlled release profiles, enhanced product stability or more efficient and other manufacturing process advantages. Particle Dynamics is also a significant supplier of value-added raw material for our Ther-Rx and ETHEX businesses. Net revenues for Particle Dynamics were $17.4 million in fiscal 2003, which represented 7.1% of our total net revenues. Particle Dynamics currently offers three distinct lines of specialty raw material products:

         o DESCOTE(R) is a family of microencapsulated tastemasked vitamins and minerals for use in chewable nutritional products, quick dissolve dosage forms, foods, children's vitamins and other products. This technology is incorporated in Centrum(R) and Centrum Jr.(R) vitamins and Flintstones(R), Bugs Bunny(R) and One a Day(R) vitamins. DESCOTE(R) products accounted for 36.5% of Particle Dynamics' sales in fiscal 2003.

         o DESTAB(TM) is a family of direct compression products that enables pharmaceutical manufacturers to produce tablets and caplets more efficiently and economically. This technology is incorporated in Di-gel(R), Maalox(R) Quick Dissolve, Tylenol PM(R) and Mylanta(R) gelcaps, Centrum(R) and Centrum Jr.(R) vitamins and Flintstones(R), Bugs Bunny(R) and One a Day(R) vitamins. DESTAB(TM) products accounted for 61.9% of Particle Dynamics' sales in fiscal 2003.

         o MicroMask(TM) is a family of products designed to alleviate problems associated with swallowing tablets. This is accomplished by offering superior tasting, chewable or quick dissolving dosage forms of medication. This technology is incorporated in Triaminic(R) Soft Chew and Children's Sudafed(R). In addition, we use MicroMask(TM) technology in PreCare(R) Prenatal caplet, PreCare(R) Chewables and PreCare(R) Conceive(TM), all of which are marketed by Ther-Rx.

         STRATEGIES

         Our goal is to enhance our position as a leading specialty pharmaceutical company that utilizes its expanding drug delivery expertise to bring technologically distinguished brand name and generic/non-branded products to market. Our strategies incorporate the following key elements:

         INTERNALLY DEVELOP BRAND NAME PRODUCTS. We apply our existing drug delivery technologies, research and development and manufacturing expertise to introduce new products which can expand our existing franchises. Since the acquisition and reformulation of PreCare(R), we have successfully introduced four internally developed brand name products: PreCare(R) Chewables, PremesisRx(TM), PreCare(R) Conceive(TM) and PrimaCare(TM). These products incorporate our proprietary oral extended release and tastemasking technologies. In June 2000, Ther-Rx launched its first NDA approved product, Gynazole-1(R), the only one-dose prescription cream treatment for vaginal yeast infections. We plan to continue to use our research and development, manufacturing and marketing expertise to create unique brand name products within our core therapeutic areas. We currently have a number of products in clinical development. We also plan to incorporate technology enhancements into the Chromagen(R), Niferex(R) and StrongStart(R) product lines acquired on March 31, 2003.

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

         In making acquisitions, we apply several important criteria in our decision making process. We pursue products with the following attributes:

         o products which we believe have relevance for treatment of significant clinical needs;

         o promotionally sensitive maintenance drugs which require continual use over a long period of time, as opposed to more limited use products for acute indications;

         o products which are predominantly prescribed by physician specialists, which can be cost effectively marketed by our focused sales force; and

         o products which we believe have potential for technological enhancements and line extensions based upon our drug delivery technologies.

         FOCUS SALES EFFORTS ON HIGH VALUE NICHE MARKETS. We focus our Ther-Rx sales efforts on niche markets where we believe we can target a relatively narrow physician audience. Because our products are sold to specialty physician groups that tend to be relatively concentrated, we believe that we can address these markets cost effectively with a focused sales force. Currently, we have approximately 160 sales representatives who principally call on gynecologists and obstetricians. We plan to continue to build our sales force as necessary to accommodate current and future expansions of our product lines.

         PURSUE ATTRACTIVE GROWTH OPPORTUNITIES WITHIN THE GENERIC INDUSTRY. We intend to continue to introduce generic counterparts to drugs whose patents have expired. When patents no longer protect a branded product, opportunities exist for ETHEX to introduce generic counterparts to branded products. Such generic or off-patent pharmaceutical products are generally sold at significantly lower prices than the branded product. Accordingly, generic pharmaceuticals provide a cost-efficient alternative to users of branded products. We believe the health care industry will continue to support growth in the generic pharmaceutical market and that industry trends favor generic product expansion into the managed care, long-term care and government contract markets. We further believe that our competitively priced, technologically distinguished generic/non-branded products can help contain costs and improve patient compliance.

         ADVANCE EXISTING AND DEVELOP NEW DRUG DELIVERY TECHNOLOGIES. We believe our drug delivery platform of 15 distinguished technologies has unique breadth and depth. These technologies have enabled us to create innovative products, including Gynazole-1(R), the only one-dose vaginal antifungal prescription cream treatment for yeast infections, incorporating VagiSite(TM), our proprietary bioadhesive controlled release system. In addition, our tastemasking and controlled release systems are incorporated into our prenatal vitamins, providing them with differentiated benefits over other products on the market. We plan to continue to develop our drug delivery technologies and have identified various technologies with substantial growth potential, such as TransCell(TM), a novel bioadhesive, controlled release delivery system that may permit oral delivery of bioactive peptides and proteins that are normally degraded by stomach enzymes or first-pass liver effects.

         OUR PROPRIETARY DRUG DELIVERY TECHNOLOGIES

         We are a leader in the development of proprietary drug delivery systems and formulation technologies which enhance the effectiveness of new therapeutic agents, existing pharmaceutical products and nutritional supplements. We have used many of these technologies to successfully commercialize technologically distinguished branded and generic/non branded products. Additionally, we continue to invest our resources in the development of new technologies. The following describes our principal drug delivery technologies.

         SITE RELEASE(R) TECHNOLOGIES. SITE RELEASE(R) is our largest family of technologies and includes eight systems designed specifically for oral, topical or interorificial use. These systems rely on controlled bioadhesive properties to optimize the delivery of drugs to either wet mucosal tissue or the skin and are the subject of issued patents and pending patent applications. Of the technologies developed, products using the VagiSite(TM) and DermaSite(TM) technologies have been successfully commercialized. Our fully developed technologies include the following:

         o VagiSite(TM) is a controlled release bioadhesive delivery system that incorporates advanced polyphasic principles to create a bioemulsion system delivering therapeutic agents to the vagina. We have outlicensed VagiSite(TM) for sale in international markets for the treatment of vaginal infections. VagiSite(TM) technology is used in Gynazole-1(R), a one-dose prescription cream treatment for vaginal yeast infections.

         o DermaSite(TM) is a semi-solid SITE RELEASE(R) configuration for topical applications to the skin. The bioadhesive and controlled release properties of the delivery platform have made possible the development of products requiring a significantly reduced frequency of application. DermaSite(TM) technology is used in Dermarin-L(TM), a topical antifungal product being marketed by the leading over-the-counter company in Japan, Taisho Pharmaceutical, Ltd.

         o OraSite(R) is a controlled release mucoadhesive delivery system administered orally in a solid or liquid form. A drug formulated with the OraSite(R) technology may be formulated as a liquid or as a lozenge in which the dosage form liquefies upon insertion and adheres to the mucosal surface of the mouth, throat and esophagus. OraSite(R) possesses characteristics particularly advantageous to therapeutic categories such as oral hygiene, sore throat and periodontal and upper gastrointestinal tract disorders.

         o OraSert(TM) is a solid dosage-form application system specifically designed for localized delivery of active agents to the oral tissues. The product is formulated as a "cough drop" type tablet, which immediately liquefies upon placement in the mouth and bioadheres to mucosal tissue in the mouth, throat and esophagus. OraSert(TM) possesses characteristics particularly advantageous to therapeutic applications such as periodontal disease, respiratory conditions, pharyngeal conditions and upper gastrointestinal tract disorders.

         o BioSert(TM) is a bioadhesive delivery system in a solid insert formulation for vaginal or rectal administration, similar in appearance to a vaginal or rectal suppository, which can be used for both local and systemic delivery of drugs. The BioSert(TM) dosage form liquefies and bioadheres to vaginal or rectal tissues, which is of particular benefit when a patient can no longer tolerate orally administered medications. We are currently developing several drug products that utilize the BioSert(TM) technology, including non-steroidal anti-inflammatory drugs, or NSAIDs, and antifungals for a local effect and opioids for a systemic effect.

         In addition, the following SITE RELEASE(R) technologies are currently under development:

         o TransCell(TM) is a novel bioadhesive, controlled release delivery system that may permit oral delivery of bioactive peptides and proteins that are normally degraded by stomach enzymes or first-pass liver effects. The TransCell(TM) technology was specifically designed to provide an oral delivery alternative to biotechnology and other compounds that currently are delivered as injections or infused. In "proof of principle" and "proof of concept" studies conducted during fiscal 2002, the TransCell(TM) delivery system demonstrated the successful oral delivery of the hormone calcitonin, a drug used in the treatment and prevention of osteoporosis and to normalize calcium levels in renal dialysis patients.

         o OcuSite(TM) is a liquid, microemulsion delivery system intended for topical applications in the eye. The microemulsion formulation lends optical clarity to the application and is ideal for ophthalmic use. The bioadhesive and controlled release properties of this delivery system allow for reduced dosing regimentation.

         o PulmoSite(TM) applies bioadhesive and controlled release characteristics to drug agents that are to be inhaled for either local action to the lung or for systemic absorption.

         ORAL CONTROLLED RELEASE TECHNOLOGIES. The technological preeminence of our advanced drug delivery systems was established in the development of our three oral controlled release technologies, all of which have been commercialized. Our systems can be individually designed to achieve the desired release profile for a given drug. The release profile is dependent on many parameters, such as drug solubility, protein binding and site of absorption. Some of the products utilizing our oral controlled release systems in the market include Isosorbide-5-Mononitrate (an AB rated generic equivalent to IMDUR(R)) and Disopyramide Phosphate (an AB rated generic equivalent of Norpace(R) CR). Our patented technologies include the following:

         o KV/24(R) is a multi-particulate drug delivery system that encapsulates one or more drug compounds into spherical particles which release the active drug or drugs systemically over an 18- to 24-hour period, permitting the development of once-a-day drug formulations. We believe that our KV/24(R) oral dosing system is the only commercialized 24-hour oral controlled release system that is successfully able to incorporate more than one active compound.

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

         TASTEMASKING TECHNOLOGIES. Our tastemasking technologies improve the taste of unpleasant drugs. Our three patented tastemasking systems can be applied to liquids, chewables or dry powders. We first introduced tastemasking technologies in 1991 and have utilized them in a number of Ther-Rx and ETHEX products, including PreCare(R) Chewables and most of the liquid products that are sold in ETHEX's cough/cold line. Our patented technologies include the following:

         o LIQUETTE(R) is a tastemasking system that incorporates unpleasant tasting drugs into a hydrophilic and lipophilic polymer matrix to suppress the taste of a drug. This technology is used for mildly to moderately distasteful drugs where low manufacturing costs are particularly important.

         o FlavorTech(R) is a liquid formulation technology designed to reduce the objectionable taste of a wide variety of therapeutic products. FlavorTech(R) technology has been used in cough/cold syrup products sold by ETHEX and has special application to other products, such as antibiotic, geriatric and pediatric pharmaceuticals.

         o MicroMask(TM) is a tastemasking technology that incorporates a dry powder, microparticulate approach to reducing objectionable tastes by sequestering the unpleasant drug agent in a specialized matrix. This formulation technique has the effect of "shielding" the drug from the taste receptors without interfering with the dissolution and ultimate absorption of the agent within the gastrointestinal tract. MicroMask(TM) is a more potent tastemasking technology than LIQUETTE(R) and has been used in connection with two Ther-Rx products.

         QUICK DISSOLVING TECHNOLOGY. Our OraQuick(TM) system is a quick-dissolving tablet technology that provides the ability to tastemask, yet dissolves in the mouth in a matter of seconds. Most other quick-dissolving technologies offer either quickness at the expense of poor tastemasking or excellent tastemasking at the expense of quickness. While still under development, this system allows for a drug to be quickly dissolved in the mouth, and can be combined with tastemasking capabilities that offer a unique dosage form for the most bitter tasting drug compounds. We have been issued patents and have patents pending for this system with the U.S. Patent and Trademark Office, or PTO.

         SALES AND MARKETING

         Ther-Rx has a national sales and marketing infrastructure which includes approximately 160 sales representatives dedicated to promoting and marketing our branded pharmaceutical products to targeted physician specialists. By targeting physician specialists, we believe we can compete successfully without the need to build a large sales force. We also have a national sales management team, as well as a sales team dedicated to managed care and trade accounts.

         We attempt to increase sales of our branded pharmaceutical products through physician sales calls and promotional efforts, including sampling, advertising and direct mail. For acquired branded products, we generally increase the level of physician sales calls and promotion relative to the previous owner. For example, with the PreCare(R) prenatal sales efforts, we increased the level of physician sales calls and sampling to the highest prescribers of prenatal vitamins. We also have enhanced our PreCare(R) brand franchise by launching four more line extensions to address unmet needs, including the launch of PreCare(R) Chewables, Premesis Rx(TM), PreCare(R) Conceive(TM) and PrimaCare(TM). The PreCare(R) product line enables us to deliver a full range of nutritional products for physicians to prescribe to women in their childbearing years. In addition, we added to our women's health care family of products in June 2000 with the introduction of our first NDA approved product, Gynazole-1(R), the only one-dose prescription cream treatment for yeast infections. By offering multiple products to the same group of physician specialists, we are able to maximize the effectiveness of our experienced sales force.

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

         We believe that industry trends favor generic product expansion into the managed care, long-term care and government contract markets. Further, we believe that our competitively priced, technologically distinguished generic/non-branded products can fulfill the increasing need of these markets to contain costs and improve patient compliance. Accordingly, we intend to continue to devote significant marketing resources to the penetration of such markets.

         Particle Dynamics has a specialized technical sales group that calls on the leading companies in the pharmaceutical, nutritional, personal care, food and other markets in the United States.

         During fiscal 2003, our three largest customers accounted for 23%, 18% and 14% of gross revenues. These customers were McKesson Drug Company, Amerisource Corporation and Cardinal Health, respectively. In fiscal 2002 and 2001, these customers accounted for gross revenues of 20%, 13% and 19% and 23%, 14% and 20%, respectively.

         Although we sell internationally, we do not have material operations or sales in foreign countries and our sales are not subject to unusual geographic concentration.

         RESEARCH AND DEVELOPMENT

         Our research and development activities include the development of new and next generation drug delivery technologies, the formulation of brand name proprietary products and the development of technologically distinguished generic/non-branded versions of previously approved brand name pharmaceutical products. In fiscal 2003, 2002 and 2001, total research and development expenses were $19.1 million, $10.7 million, and $9.3 million, respectively.

         Ther-Rx currently has a number of products in its research and development pipeline at various stages of development. We believe we have the technological expertise required to develop unique products to meet currently unmet needs in the area of women's health, as well as other therapeutic areas.

         ETHEX currently has more than 30 products in its research and development pipeline at various stages of development and exploration. Our development process typically consists of formulation, development and laboratory testing, and where required
         (1) preliminary bioequivalency studies of pilot batches of the manufactured product, (2) full scale bioequivalency studies using commercial quantities of the manufactured product and (3) submission of an ANDA, to the FDA. We believe that, unlike many generic drug companies, we have the technical expertise required to develop generic substitutes to the hard-to-copy branded pharmaceutical products. Since January 1, 2002, ETHEX has received the following seven ANDA approvals from the FDA:

                                ETHEX PRODUCT                                   BRAND EQUIVALENT
              --------------------------------------------------        -------------------------------
              Propafenone HCI Tablets                                   Rythmol(R)
              Buspirone HCI Tablets                                     BuSpar(R)
              Hydrocodone Bitartrate & Acetaminophen Elixir CIII        Lortab(R) Elixir
              Potassium Chloride 20mEq Extended Release Tablets         K-Dur 20(R)
              Prednisolone Syrup USP                                    Prelone(R)
              Dextroamphetamine Sulfate Tablets, 5mg                    Dexedrine(R), Dextrostat(R)
              Dextroamphetamine Sulfate Tablets, 10mg                   Dextrostat(R)

         In addition to our internal product development and marketing efforts, we have licensed the exclusive rights to co-develop and market nine products with other drug delivery companies. These products will be generic/non-branded equivalents to brand name products with aggregate annual sales totaling approximately $2.5 billion and are expected to be launched at various times beginning in fiscal 2005.

         Particle Dynamics currently has a number of products in its research and development pipeline at various stages of development. Particle Dynamics applies its technologies to a diverse number of active and inactive chemicals for more efficient processing of materials to achieve benefits such as prolonged action of release, tastemasking, making materials more site specific and other benefits. Typically, the finished products into which the specialty raw materials are incorporated do not require FDA approval.

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

         PATENTS AND OTHER PROPRIETARY RIGHTS

         Our policy is to file patent applications in appropriate situations to protect and preserve, for our own use, technology, inventions and improvements that we consider important to the development of our business. We currently hold domestic and foreign issued patents the last of which expires in 2018 relating to our controlled release, site-specific, quick dissolve and tastemasking technologies. We have been granted 28 U.S. patents and have 16 U.S. patent applications pending. In addition, we have 36 foreign issued patents and a total of 84 patent applications pending primarily in Canada, Europe, Australia, Japan and South Korea (see "We depend on our patents and other proprietary rights" under RISK FACTORS for additional information).

         We currently own more than 50 U.S. and foreign trademark registrations and have also applied for trademark protection for the names of our proprietary controlled-release, tastemasking, site-specific and quick dissolve technologies. We intend to continue to trademark new technology and product names as they are developed.

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

         MANUFACTURING AND FACILITIES

         We believe that our administrative, research, manufacturing and distribution facilities are an important factor in achieving our long-term growth objectives. All facilities at March 31, 2003, aggregating approximately 833,000 square feet, are located in the St. Louis, Missouri area. We own approximately 299,000 square feet, with the balance under various leases at pre-determined annual rates under agreements expiring from 2003 through 2012, subject in most cases to renewal at our option. On April 28, 2003, we purchased a building consisting of approximately 275,000 square feet of office, production, distribution and warehouse space. We believe our facilities are suitable for the purposes for which they are used and adequate to meet our needs for at least the next three years.

         We manufacture drug products in liquid, semi-solid, tablet, capsule and caplet forms for distribution by Ther-Rx, ETHEX and our corporate licensees and value-added specialty raw materials for distribution by Particle Dynamics. We believe that all of our facilities comply with applicable regulatory requirements.

         We seek to maintain inventories at sufficient levels to support current production and sales levels. During fiscal 2003, we encountered no serious shortage of any particular raw materials and have no indication that significant shortages will occur in the foreseeable future.

         COMPETITION

         Competition in the development and marketing of pharmaceutical products is intense and characterized by extensive research efforts and rapid technological progress. Many companies, including those with financial and marketing resources and development capabilities substantially greater than our own, are engaged in developing, marketing and selling products that compete with those that we offer. Our branded pharmaceutical products may also be subject to competition from alternate therapies during the period of patent protection and thereafter from generic equivalents. In addition, our generic/non-branded pharmaceutical products may be subject to competition from pharmaceutical companies engaged in the development of alternatives to the generic/non-branded products we offer or of which we undertake development. Our competitors may develop generic products before we do or may have pricing advantages over our products. In our specialty pharmaceutical businesses, we compete primarily on the basis of product efficacy, breadth of product line and price. We believe that our patents, proprietary trade secrets, technological expertise, product development and manufacturing capabilities position us to maintain a leadership position in the field of advanced drug delivery technologies and to continue to develop products to compete effectively in the marketplace.

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

         In addition to marketing drugs which are subject to FDA review and approval, we market products under (a) certain "grandfather" clauses of the FDCA that exempt certain categories of drugs from some or all pre-market approval requirements, and (b) additional statutory and regulatory exceptions from pre-market approval requirements that apply to certain drug products that fall outside of the legal definition of a "new drug." A determination as to whether a particular product does or does not require pre-market
         NDA or ANDA approval can involve numerous complex considerations.
         The FDA has published a Compliance Policy Guide that recognizes the marketing of certain categories of drug products without an approved NDA or ANDA as long as those products are not significantly different in formulation than products marketed before November 13, 1984. With respect to these products, any enforcement action initiated by the FDA would typically affect all similarly situated products at the same time and in a similar manner. If a product is significantly different from all products marketed before November 13, 1984 or falls outside of the scope of the Compliance Guide or raises significant new questions of safety or effectiveness, however, the FDA could make a determination whether or not the new drug provisions are applicable to it without first implementing the procedures called for by the policy guide and could single out the product for immediate regulatory action, including seizure or injunction against further marketing. We list all of our marketed drug products, as required, with the FDA. We believe that each of our products which has been marketed without FDA approval qualifies for deferral of regulatory action under the Compliance Policy Guide or under other agency policies. The FDA has initiated no regulatory or judicial proceeding to prevent the marketing of these products. However, if a determination is made by the FDA that a particular drug requires an approved NDA or ANDA, we may be required to cease distribution of the product until such approval is obtained.

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

         The Prescription Drug Marketing Act, or PDMA, which amended various sections of the FDCA, requires, among other things, state licensing of wholesale distributors of prescription drugs under federal guidelines that include minimum standards for storage, handling and record keeping. It also imposes detailed requirements on the distribution of prescription drug samples such as those distributed by the Ther-Rx sales force. The PDMA sets forth substantial civil and criminal penalties for violations of these and other provisions.

         For international markets, a pharmaceutical company is subject to regulatory requirements, inspections and product approvals substantially the same as those in the United States. In connection with any future marketing, distribution and license agreements that we may enter into, our licensees may accept or assume responsibility for such foreign regulatory approvals. The time and cost required to obtain these international market approvals may be greater or lesser than those required for FDA approval.

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

         EMPLOYEES

         As of March 31, 2003, we employed a total of 916 employees. We are party to a collective bargaining agreement covering 155 employees that will expire December 31, 2004. We believe that our relations with our employees are good.

         ENVIRONMENT

         We do not expect that compliance with Federal, state or local provisions regulating the discharge of materials into the environment or otherwise relating to the protection of the environment will have a material effect on our capital expenditures, earnings or competitive position.

         AVAILABLE INFORMATION

         We make available, free of charge through our Internet website (http://www.kvpharmaceutical.com), our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K and amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after we electronically file these reports with, or furnish them to, the Securities and Exchange Commission, or SEC.

         In addition, the SEC maintains an Internet website
         (http://www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.


                                RISK FACTORS

         We operate in a rapidly changing environment that involves a number of risks, some of which are beyond our control. The following discussion highlights some of these risks and others are discussed elsewhere in this report. Additional risks presently unknown to us or that we currently consider immaterial or unlikely to occur could also impair our operations. These and other risks could materially and adversely affect our business, financial condition, operating results or cash flows.

                        RISKS RELATED TO OUR BUSINESS

         WE NEED TO INTERNALLY DEVELOP NEW PRODUCTS TO ACHIEVE OUR STRATEGIC OBJECTIVES.

         We need to continue to develop and commercialize new brand name products and generic products utilizing our proprietary drug delivery systems to maintain the growth of Ther-Rx, ETHEX and Particle Dynamics. To do this we will need to identify, develop and commercialize technologically enhanced branded products and identify, develop and commercialize drugs that are off-patent and that can be produced and sold by us as generic/non-branded products using our drug delivery technologies. If we are unable to identify, develop and commercialize new products, we may need to obtain licenses to additional rights to branded or generic products, assuming they would be available for licensing, which could decrease our profitability. We cannot assure you that we will be successful in pursuing this strategy.

         WE MAY NOT BE ABLE TO COMMERCIALIZE PRODUCTS UNDER DEVELOPMENT.

         Certain products we are developing will require significant additional development and investment, including preclinical and clinical testing, where required, prior to their commercialization. We expect that many of these products will not be commercially available for several years, if at all. We cannot assure you that such products or future products will be successfully developed, prove to be safe and effective in clinical trials (if required), meet applicable regulatory standards, or be capable of being manufactured in commercial quantities at reasonable cost.

         OUR ACQUISITION STRATEGY MAY NOT BE SUCCESSFUL.

         We intend to continue to acquire pharmaceutical products, novel drug delivery technologies and/or companies that fit into our research, manufacturing, distribution or sales and marketing operations or that could provide us with additional products, technologies or sales and marketing capabilities. We may not be able to successfully identify, evaluate and acquire any such products, technologies or companies or, if acquired, we may not be able to successfully integrate such acquisitions into our business. We compete with many specialty pharmaceutical companies for products and product line acquisitions. These competitors may have substantially greater financial and managerial resources than we have.

         WE DEPEND ON OUR PATENTS AND OTHER PROPRIETARY RIGHTS.

         Our success depends, in large part, on our ability to protect our current and future technologies and products, to defend our intellectual property rights and to avoid infringing on the proprietary rights of others. We have been issued numerous patents in the United States and in certain foreign countries which cover certain of our technologies, and have filed, and expect to continue to file, patent applications seeking to protect newly developed technologies and products. The pharmaceutical field is crowded and a substantial number of patents have been issued. In addition, the patent position of pharmaceutical companies can be highly uncertain and frequently involves complex legal and factual questions. As a result, the breadth of claims allowed in patents relating to pharmaceutical applications or their validity and enforceability cannot be predicted. Patents are examined for patentability at patent offices against bodies of prior art which by their nature may be incomplete and imperfectly categorized. Therefore, even presuming that the examiner has been able to identify and cite the best prior art available to him during the examination process, any patent issued to us could later be found by a court or a patent office during post issuance proceedings to be invalid in view of newly-discovered prior art or already considered prior art or other legal reasons. Furthermore, there are categories of "secret" prior art unavailable to any examiner, such as the prior inventive activities of others, which could form the basis for invalidating any patent. In addition, there are other reasons why a patent may be found to be invalid, such as an offer for sale or public use of the patented invention in the United States more than one year before the filing date of the patent application. Moreover, a patent may be deemed unenforceable if, for example, the inventor or the inventor's agents failed to disclose prior art to the PTO that they knew was material to patentability.

         The coverage claimed in a patent application can be significantly reduced before a patent is issued, either in the United States or abroad. Consequently, there can be no assurances that any of our pending or future patent applications will result in the issuance of patents. Patents issued to us may be subjected to further proceedings limiting their scope and may not provide significant proprietary protection or competitive advantage. Our patents also may be challenged, circumvented, invalidated or deemed unenforceable. Patent applications in the United States filed prior to November 29, 2000 are currently maintained in secrecy until and unless patents issue, and patent applications in certain other countries generally are not published until more than 18 months after they are first filed (which generally is the case in the United States for applications filed on or after November 29,
         2000). In addition, publication of discoveries in scientific or patent literature often lags behind actual discoveries. As a result, we cannot be certain that we or our licensors will be entitled to any rights in purported inventions claimed in pending or future patent applications or that we or our licensors were the first to file patent applications on such inventions. Furthermore, patents already issued to us or our pending applications may become subject to dispute, and any dispute could be resolved against us. For example, we may become involved in re-examination, reissue or interference proceedings in the PTO, or opposition proceedings in a foreign country. The result of these proceedings can be the invalidation or substantial narrowing of our patent claims. We also could be subject to court proceedings that could find our patents invalid or unenforceable or could substantially narrow the scope of our patent claims. In addition, statutory differences in patentable subject matter may limit the protection we can obtain on some of our inventions outside of the United States. For example, methods of treating humans are not patentable in many countries outside of the United States. These and other issues may prevent us from obtaining patent protection outside of the United States. Furthermore, once patented in foreign countries, the inventions may be subjected to mandatory working requirements and/or subject to compulsory licensing regulations.

         We also rely on trade secrets, unpatented proprietary know-how and continuing technological innovation that we seek to protect, in part by confidentiality agreements with licensees, suppliers, employees and consultants. These agreements may be breached by the other parties to these agreements. We may not have adequate remedies for any breach. Disputes may arise concerning the ownership of intellectual property or the applicability or enforceability of our confidentiality agreements and there can be no assurance that any such disputes would be resolved in our favor. Furthermore, our trade secrets and proprietary technology may become known or be independently developed by our competitors, or patents may not be issued with respect to products or methods arising from our research, and we may not be able to maintain the confidentiality of information relating to those products or methods. Furthermore, certain unpatented technology may be subject to intervening rights.

         WE DEPEND ON OUR TRADEMARKS AND RELATED RIGHTS.

         We also rely on our brand names. To protect our trademarks and goodwill associated therewith, domain name, and related rights, we generally rely on federal and state trademark and unfair competition laws, which are subject to change. Some, but not all, of our trademarks are registered in the jurisdictions where they are used. Some of our other trademarks are the subject of pending applications in the jurisdictions where they are used or intended to be used, and others are not.

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

         THIRD PARTIES MAY CLAIM THAT WE INFRINGE ON THEIR PROPRIETARY RIGHTS, OR SEEK TO CIRCUMVENT OURS.

         We may be required to defend against charges of infringement of patents, trademarks or other proprietary rights of third parties. This defense could require us to incur substantial expense and to divert significant effort of our technical and management personnel, and could result in our loss of rights to develop or make certain products or require us to pay monetary damages or royalties to license proprietary rights from third parties. If a dispute is settled through licensing or similar arrangements, costs associated with such arrangements may be substantial and could include ongoing royalties. Furthermore, we cannot be certain that the necessary licenses would be available to us on acceptable terms, if at all. Accordingly, an adverse determination in a judicial or administrative proceeding or failure to obtain necessary licenses could prevent us from manufacturing, using, selling and/or importing in to the United States certain of our products. Litigation also may be necessary to enforce our patents against others or to protect our know-how or trade secrets. That litigation could result in substantial expense or put our proprietary rights at risk of loss, and we cannot assure you that any litigation will be resolved in our favor. There currently are two patent infringement law suits pending against us. Although we do not believe they will have a material adverse effect on our future financial condition or results of operations, we cannot assure you of that.

         WE MAY BE UNABLE TO MANAGE OUR GROWTH.

         Over the past eight years, our businesses and product offerings have grown substantially. This growth and expansion has placed, and is expected to continue to place, a significant strain on our management, operational and financial resources. To manage our growth, we must continue to (1) expand our operational, customer support and financial control systems and (2) hire, train and retain qualified personnel. We cannot assure you that we will be able to adequately manage our growth. If we are unable to manage our growth effectively, our business, results of operations and financial condition could be materially adversely affected.

         WE MAY NOT OBTAIN REGULATORY APPROVAL FOR OUR NEW PRODUCTS ON A TIMELY BASIS, OR AT ALL.

         Many of our new products will require FDA approval. FDA approval typically involves lengthy, detailed and costly laboratory and clinical testing procedures, as well as the FDA's review and approval of the information submitted. We cannot assure you that the products we develop will be determined to be safe and effective in these testing procedures, or that they will be approved by the FDA. The FDA also has the authority to revoke for cause drug approvals previously granted.

         WE MAY BE ADVERSELY AFFECTED BY THE CONTINUING CONSOLIDATION OF OUR DISTRIBUTION NETWORK AND THE CONCENTRATION OF OUR CUSTOMER BASE.

         Our principal customers are wholesale drug distributors, major retail drug store chains, independent pharmacies and mail order firms. These customers comprise a significant part of the distribution network for pharmaceutical products in the United States. This distribution network is continuing to undergo significant consolidation marked by mergers and acquisitions among wholesale distributors and the growth of large retail drug store chains. As a result, a small number of large wholesale distributors control a significant share of the market, and the number of independent drug stores and small drug store chains has decreased. We expect that consolidation of drug wholesalers and retailers will increase pricing and other competitive pressures on drug manufacturers. For the fiscal year ended March 31, 2003, our three largest customers accounted for 23%, 18% and 14% of our gross sales. The loss of any of these customers could materially and adversely affect our results of operations or financial condition.

         THE REGULATORY STATUS OF CERTAIN OF OUR NON-BRANDED PRODUCTS MAY MAKE THEM SUBJECT TO INCREASED COMPETITION.

         Many of our products are manufactured and marketed without FDA approval. For example, our prenatal products, which contain folic acid, are sold as prescription multiple vitamin supplements. These types of prenatal vitamins are typically regulated by the FDA as prescription drugs, but are not covered by an NDA or ANDA. As a result, competitors may more easily and rapidly introduce products competitive with our prenatal and other products that have a similar regulatory status.

         CHANGES TO FDA REGULATIONS AND GUIDELINES, AS WELL AS COURT DECISIONS AND POSSIBLE ENACTMENT OF FURTHER CHANGES IN THE UNDERLYING STATUTORY PROVISIONS MAY IMPAIR OUR ABILITY TO QUALIFY FOR OR UTILIZE FULLY THE 180-DAY GENERIC MARKETING EXCLUSIVITY PERIOD FOR PATENT CHALLENGES, SUBSTANTIALLY DIMINISHING THE VALUE OF A FAVORABLE RULING AND THE INCENTIVES FOR CHALLENGING LISTED PATENTS.

         One of the key motivations for challenging patents is the reward of a 180-day period of market exclusivity. Under the Waxman-Hatch Act, the developer of a generic version of a product which is the first to have its ANDA accepted for filing by the FDA, and whose filing includes a certification that the patent is invalid, unenforceable and/or not infringed (a so-called "Paragraph IV certification"), may be eligible to receive a 180-day period of generic market exclusivity. This period of market exclusivity provides the patent challenger with the opportunity to earn a risk-adjusted return on legal and development costs associated with bringing a product to market.

         In August 1999, the FDA issued a notice of proposed rulemaking in which it proposed new regulations for implementing the 180-day generic market exclusivity provisions. Additionally, the FDA announced an interim modification to its generic drug exclusivity policies in a March 2000 Industry Guidance and in a July 13, 2000 interim rule. On October 24, 2002, the FDA published an additional proposal to adopt regulations that would further alter the patent listing and certification procedures on which the opportunities for 180-day generic exclusivity are based. On November 1, 2002, the FDA withdrew the August 1999 proposed rule, announcing that it would, instead, apply the 180-day exclusivity provisions based on the applicable statutory language as interpreted from time-to-time by the Courts in private litigation involving patent infringement claims or in litigation involving direct challenges to FDA's policies and interpretations of the law. On June 18, 2003, the FDA issued final regulations based on the October 24, 2002 proposal. We believe that these new regulations are likely to be challenged in Court, and cannot predict whether they will be upheld after such a challenge.

         Additionally, legislation has been introduced in Congress that would make similar and/or additional changes in the provisions of the Waxman-Hatch Amendments governing the listing of patents, the requirements for making certifications to patents and the circumstances in which a company may be awarded a 180-day marketing exclusivity period following a successful challenge to a listed patent. The language and scope of possible legislation on these issues is still being hotly debated and it is impossible to predict whether, when or in what form any statutory changes may be enacted as a result. The range of proposals being debated include proposals that would severely limit or completely eliminate 180-day generic exclusivity.

         Some of these proposals, if enacted, could substantially change the incentives and the manner in which patents on drug products are enforced and challenged. Because our business involves both enforcement of our own patents and challenges to the patents of others, we are not in a position to predict whether any such proposals, if enacted, would ultimately have a positive or negative impact on our business. One or more of our product development or marketing plans could be adversely affected either by additional changes in the language or interpretation of the Waxman-Hatch provisions or by an extended period of uncertainty over whether and in what form such changes may be made.

         WE FACE THE RISK OF PRODUCT LIABILITY CLAIMS, FOR WHICH WE MAY BE INADEQUATELY INSURED.

         Manufacturing, selling and testing pharmaceutical products involve a risk of product liability. Even unsuccessful product liability claims could require us to spend money on litigation, divert management's time, damage our reputation and impair the marketability of our products. A successful product liability claim outside of or in excess of our insurance coverage could require us to pay substantial sums and adversely affect our results of operations and financial condition.

         We previously distributed several low volume pharmaceutical products that contained phenylpropanolamine, or PPA, and that were discontinued in 2000 and 2001. We are presently named as one of several defendants in two product liability lawsuits in federal court in Nevada and Mississippi involving PPA. Both cases have been transferred to the nationwide, multi-district litigation for PPA claims now pending in the U.S. District Court for the Western District of Washington. Each lawsuit alleges bodily injury, wrongful death, economic injury, punitive damages, loss of consortium and/or loss of services from the use of our distributed pharmaceuticals containing PPA that have since been discontinued and/or reformulated to exclude PPA. Discovery in these cases is ongoing. We believe that we have substantial defenses to these claims, though the ultimate outcome of these cases and the potential effect on us cannot be determined.

         We are being defended and indemnified in the Nevada PPA lawsuits by our liability insurer subject to aggregate products-completed operations policy limits in the amount of $10 million and subject to a reservation of rights. Our product liability coverage was obtained on a claims made basis and provides coverage for judgments, settlements and defense costs arising from product liability claims. However, such insurance may not be adequate to remove the risk from some or all product liability claims, including PPA claims, and is subject to the limitations described in the terms of the policies. Furthermore, our product liability coverage for PPA claims expired for claims made after June 15, 2002. Although we renewed our product liability coverage for a policy term of June 15, 2002 through June 15, 2003, that policy excludes future PPA claims in accordance with the standard industry exclusion. Consequently, as of June 15, 2002, we have provided for legal defense costs and indemnity payments involving PPA claims on a going forward basis, including the Mississippi lawsuit that was filed during the June 15, 2002 through June 15, 2003 policy period. From time to time in the future, we may be subject to further litigation resulting from products containing PPA that we formerly distributed. We intend to vigorously defend against any claims that may be raised in the current and future litigations.

         BECAUSE WE ARE INVOLVED IN CERTAIN LEGAL PROCEEDINGS WE MAY BE REQUIRED TO PAY DAMAGES THAT MAY IMPAIR OUR PROFITABILITY AND REDUCE OUR LIQUIDITY.

         ETHEX is a defendant in a lawsuit styled Healthpoint, Ltd. v. ETHEX Corporation, pending in federal court in San Antonio, Texas. In general, the plaintiffs allege that ETHEX's comparative promotion of its Ethezyme(TM) to Healthpoint's Accuzyme(R) product resulted in false advertising and misleading statements under various federal and state laws, and constituted unfair competition and misappropriation of trade secrets. In September 2001, the jury returned verdicts against ETHEX on certain false advertising, unfair competition, and misappropriation claims. The jury awarded compensatory and punitive damages totaling $16.5 million. On October 1, 2002, the U.S. District Court for the Western District of Texas denied ETHEX's motion to set aside the jury's verdict. On December 17, 2002, the court entered a judgment awarding attorneys' fees to Healthpoint in an amount to be subsequently determined.

         We believe that the jury award is excessive and is not sufficiently supported by the facts or the law. We intend to vigorously appeal once a final judgment has been entered by the court. We and our counsel believe that there are meritorious arguments to be raised during the appeal process, however, we are not presently able to predict the outcome of the pending District Court's motions or an appeal.
         As a result of the court's earlier decisions, our results of operations for fiscal 2003 included a reserve for potential damages of $16.5 million, which is reflected in accrued liabilities on our consolidated balance sheet as of March 31, 2003. To date Healthpoint has requested reimbursement for approximately $1.8 million in attorneys' fees in addition to the judgment discussed above. We are contesting Healthpoint's entitlement to and their requested amount of attorneys' fees. As of this date, the court had not entered any order with respect to the amount of attorneys' fees to be awarded. Our counsel has advised us that the amount could range from zero to $1.8 million, the amount requested by Healthpoint. Based on our current analysis we believe that the reserve as recorded will be adequate to cover any judgment, including attorneys' fees, which may result at the end of the appeal process. We are continually evaluating the need for additional reserves as the case progresses through the appeal process.

         WE DEPEND ON LICENSES FROM OTHERS, AND ANY LOSS OF THESE LICENSES COULD HARM OUR BUSINESS, MARKET SHARE AND PROFITABILITY.

         We have acquired the rights to manufacture, use and/or market certain products. We also expect to continue to obtain licenses for other products and technologies in the future. Our license agreements generally require us to develop the markets for the licensed products. If we do not develop these markets, the licensors may be entitled to terminate these license agreements.

         We cannot be certain that we will fulfill all of our obligations under any particular license agreement for any variety of reasons, including insufficient resources to adequately develop and market a product, lack of market development despite our efforts and lack of product acceptance. Our failure to fulfill our obligations could result in the loss of our rights under a license agreement.

         Certain products we have the right to license are at certain stages of clinical tests and FDA approval. Failure of any licensed product to receive regulatory approval could result in the loss of our rights under its license agreement.

         WE MAY HAVE FUTURE CAPITAL NEEDS AND FUTURE ISSUANCES OF EQUITY SECURITIES WILL RESULT IN DILUTION.

         We anticipate that funds generated internally, together with funds available under our credit facility, and the proceeds received from our Notes offering completed in May 2003, will be sufficient to implement our business plan for the foreseeable future, subject to additional needs as may arise if acquisition opportunities become available. We also may need additional capital if unexpected events occur or opportunities arise. Additional capital might be raised through the public or private sale of debt or equity securities. If we sell equity securities, holders of our common stock could experience dilution. Furthermore, those securities could have rights, preferences and privileges more favorable than those of the Class A common stock. We cannot assure you that additional funding will be available, or available on terms favorable to us. If the funding is not available, we may not be able to fund our expansion, take advantage of acquisition opportunities or respond to competitive pressures.

         RISKS RELATED TO OUR INDUSTRY

         OUR BUSINESS MAY BE ADVERSELY AFFECTED BY CHANGES IN THIRD PARTY REIMBURSEMENT PRACTICES, THIRD PARTY REJECTION OF OUR PRODUCTS AND RELATED PRICING PRESSURES.

         The market for our products may be limited by actions of third party payers, such as government and private health insurers and managed care organizations. For example, many managed health care organizations are now controlling the pharmaceuticals that appear on their lists of reimbursable medications. The resulting competition among pharmaceutical companies to place their products on these formulary lists has created a trend of downward pricing pressure in the industry. In addition, many managed care organizations are pursuing various ways to reduce pharmaceutical costs and are considering formulary contracts primarily with those pharmaceutical companies that can offer a full line of products for a given therapeutic category or disease state. Our products might not be included in the formulary lists of managed care organizations. Also, downward pricing pressure in the industry generally may negatively impact our results of operations.

         Our ability to market generic/non-branded pharmaceutical products successfully depends, in part, on the acceptance of the products by independent third parties, including pharmacies, government formularies and other retailers, as well as patients. We manufacture a number of prescription drugs which are used by patients who have severe health conditions. Although the brand-name products generally have been marketed safely for many years prior to our introduction of a generic/non-branded alternative, there is a possibility that one of these products could produce a side effect which could result in an adverse effect on our ability to achieve acceptance by managed care providers, pharmacies and other retailers, customers and patients. If these independent third parties do not accept our products, it could have a material adverse effect on our revenues and profitability.

         Furthermore, a number of legislative and regulatory proposals aimed at changing the health care system have been proposed. We cannot predict whether any of these proposals will be adopted or the effect they may have on our business. The fact that these proposals are pending, the nature of these proposals, and the adoption of any of these proposals are likely to increase industry-wide pricing pressures.

         OUR BUSINESS IS SUBJECT TO EXTENSIVE GOVERNMENT REGULATION.

         Our business is subject to extensive regulation by numerous governmental authorities in the United States and other countries, particularly the FDA. Failure to comply with applicable FDA or other regulatory requirements may result in criminal prosecution, civil penalties, injunctions, recall or seizure of products and total or partial suspension of production, as well as other regulatory actions against our products and us.

         We market certain drug products in the United States without FDA approval under certain "grandfather" clauses and statutory and regulatory exceptions to the pre-market approval requirement for "new drugs" under the Federal Food, Drug and Cosmetic Act, or the FDCA. A determination as to whether a particular product does or does not require FDA pre-market review and approval can involve consideration of numerous complex and imprecise factors. If a determination is made by the FDA that any product marketed without approval requires such approval, the FDA may institute enforcement actions, including product seizure, or an action seeking an injunction against further marketing and may or may not allow sufficient time to obtain the necessary approvals before it seeks to curtail further marketing. For example, in October 2002, FDA sent warning letters to manufacturers and distributors of unapproved prescription drug products containing the expectorant guaifenesin as a single entity in a solid oral dosage form. Citing the recent approval of one such product, the FDA warning letters asserted that the marketing of all such products without NDA or ANDA approval should stop. The FDA subsequently agreed to allow continued manufacture through May 2003 and sale through October 2003 of the products, and we are complying with those deadlines unless and until we obtain NDA or ANDA approval for our versions of the affected guaifenesin products. We are not in a position to predict whether or when the FDA might choose to raise similar objections to the marketing without NDA or ANDA approval of another category or categories of drug products represented in our product lines. In the event such objections are raised, we could be required or could decide to cease distribution of additional products until pre-market approval is obtained. In addition, we may not be able to obtain any particular approval that may be required or such approvals may not be obtained on a timely basis.

         In addition to compliance with current Good Manufacturing Practice, or cGMP, requirements, drug manufacturers must register each manufacturing facility with the FDA. Manufacturers also must be registered with the Drug Enforcement Administration, or DEA, and similar state and local regulatory authorities if they handle controlled substances, and with the Environmental Protection Agency, or EPA, and similar state and local regulatory authorities if they generate toxic or dangerous wastes. We are currently in material compliance with cGMP and are registered with the appropriate agencies. Non-compliance with applicable cGMP requirements or the rules and regulations of these agencies can result in fines, recall or seizure of products, total or partial suspension of production and/or distribution, refusal of government agencies to grant pre-market approval or other product applications and criminal prosecution. Despite our ongoing efforts, cGMP requirements and other regulatory requirements, and related enforcement priorities and policies may evolve over time and we may not be able to remain continuously in material compliance with all of these requirements.

         From time to time, governmental agencies have conducted investigations of other pharmaceutical companies relating to the distribution and sale of drug products to government purchasers or subject to government or third party reimbursement. We believe that we have marketed our products in compliance with applicable laws and regulations. However, standards sought to be applied in the course of governmental investigations may not be consistent with standards previously applied to our industry generally or previously understood by us to be applicable to our activities.

         OUR INDUSTRY IS HIGHLY COMPETITIVE.

         Numerous pharmaceutical companies are involved or are becoming involved in the development and commercialization of products incorporating advanced drug delivery systems. Our business is highly competitive, and we believe that competition will continue to increase in the future. Many pharmaceutical companies have invested, and are continuing to invest, significant resources in the development of proprietary drug delivery systems. In addition, several companies have been formed to develop specific advanced drug delivery systems. Many of these pharmaceutical and other companies who may develop drug delivery systems have greater financial, research and development and other resources than we do, as well as more experience in commercializing pharmaceutical and drug delivery products. Those companies may develop products using their drug delivery systems more rapidly than we do or develop drug delivery systems that are more effective than ours and thus may represent significant potential competitors.

         Our branded pharmaceutical business is subject to competition from larger companies with greater financial resources that can support larger sales forces. The ability of a sales force to compete is affected by the number of physician calls it can make, which is directly related to its size, the brand name recognition it has in the marketplace and its advertising and promotional efforts. We are not as well established in our branded product sales initiative as larger pharmaceutical producers and could be adversely affected by competition from companies with a larger, more established sales force and higher advertising and promotional expenditures.

         Our generic/non-branded pharmaceutical business is also subject to competitive pressures from a number of companies, some of which have greater financial resources and broader product lines. To the extent that we succeed in being first to market with a generic/non-branded version of a significant product, our sales and profitability can be substantially increased in the period following the introduction of such product and prior to additional competitors' introduction of an equivalent product. Competition is generally on price, which can have an adverse effect on profitability as falling prices erode margins. In addition, the continuing consolidation of the customer base (wholesale distributors and retail drug chains) and the impact of managed care organizations will increase competition as suppliers compete for fewer customers. Consolidation of competitors will increase competitive pressures as larger suppliers are able to offer a broader product line. Further, companies continually seek new ways to defeat generic competition, such as filing applications for new patents to cover drugs whose original patent protection is about to expire, developing and marketing other dosage forms including patented controlled-release products or developing and marketing as over-the-counter products those branded products which are about to lose exclusivity and face generic competition.

         In addition to litigation over patent rights, pharmaceutical companies are often the subject of objections by competing manufacturers over the qualities of their branded or generic products and/or their promotional activities. For example, marketers of branded products have challenged the marketing of certain of our non-branded products that do not require FDA approval and are not rated for therapeutic equivalence. Currently, ETHEX is a defendant in ongoing litigation with Healthpoint, regarding allegations of unfair competition and misleading marketing. A jury verdict against us is currently pending, which the court refused to set aside. As a result, we made an appropriate provision for liability in our financial statements. We intend to vigorously appeal the judgment entered by the court. Competitors' objections may be pursued in complaints before governmental agencies or courts. These objections can be very expensive to pursue or to defend, and the outcome of agency or court review of the issues raised is impossible to predict. In these proceedings, companies can be subjected to restrictions on their activities or to liability for alleged damages despite their belief that their products and procedures are in full compliance with appropriate standards. In addition, companies that pursue what they believe are legitimate complaints about competing manufacturers and/or their products may nevertheless be unable to obtain any relief.

         OUR INDUSTRY EXPERIENCES RAPID TECHNOLOGICAL CHANGE.

         The drug delivery industry is a rapidly evolving field. A number of companies, including major pharmaceutical companies, are developing and marketing advanced delivery systems for the controlled delivery of drugs. Products currently on the market or under development by competitors may deliver the same drugs, or other drugs to treat the same indications, as many of the products we market or are developing. The first pharmaceutical branded or generic/non-branded product to reach the market in a therapeutic area often obtains and maintains significant market share relative to later entrants to the market. Our products also compete with drugs marketed not only in similar delivery systems but also in traditional dosage forms. New drugs, new therapeutic approaches or future developments in alternative drug delivery technologies may provide advantages over the drug delivery systems and products that we are marketing, have developed or are developing.

         Changes in drug delivery technology may require substantial investments by companies to maintain their competitive position and may provide opportunities for new competitors to enter the industry. Developments by others could render our drug delivery products or other technologies uncompetitive or obsolete. If others develop drugs which are cheaper or more effective or which are first to market, sales or prices of our products could decline.

         THE HOLDERS OF THE NOTES MAY REQUIRE US TO REPURCHASE THE NOTES UPON THE OCCURRENCE OF A CHANGE IN CONTROL.

         On May 16, 2008, 2013, 2018, 2023 and 2028 and upon the occurrence of a change in control, holders of the Notes may require us to offer to repurchase their Notes for cash. The source of funds for any repurchase required as a result of any such events will be our available cash or cash generated from operating activities or other sources, including borrowings, sales of assets, sales of equity or funds provided by a new controlling entity. The use of available cash to fund the repurchase of the Notes may impair our ability to obtain additional financing in the future.

         OUR REPORTED EARNINGS PER SHARE MAY BE MORE VOLATILE BECAUSE OF THE CONVERSION CONTINGENCY PROVISION OF THE NOTES ISSUED IN MAY 2003.

         Holders of the Notes issued in May 2003 may convert the Notes into our Class A common stock during any quarter commencing after June 30, 2003, if the closing sale price of our Class A common stock for at least 20 trading days in the period of 30 consecutive trading days ending on the last trading day of the quarter preceding the quarter in which the conversion occurs is more than 120% of the conversion price per share of our Class A common stock on that 30th trading day. Until this contingency is met, the shares underlying the Notes are not included in the calculation of basic or fully diluted earnings per share. Should this contingency be met, reported earnings per share would be expected to decrease as a result of the inclusion of the underlying shares in the earnings per share calculation. An increase in volatility in our stock price could cause this condition to be met in one quarter and not in a subsequent quarter, increasing the volatility of reported fully diluted earnings per share.

                  RISKS RELATED TO OUR CLASS A COMMON STOCK

         MANAGEMENT STOCKHOLDERS CONTROL OUR COMPANY.

         At March 31, 2003, our directors and executive officers beneficially own approximately 15% of our Class A common stock and approximately 51% of our Class B common stock. As a result, these persons control approximately 47% of the combined voting power represented by our outstanding securities. These persons will retain effective voting control of our company and are expected to continue to have the ability to effectively determine the outcome of any matter being voted on by our stockholders, including the election of directors and any merger, sale of assets or other change in control of our company.

         THE MARKET PRICE OF OUR STOCK HAS BEEN AND MAY CONTINUE TO BE
         VOLATILE.

         The market prices of securities of companies engaged in pharmaceutical development and marketing activities historically have been highly volatile. In addition, any or all of the following may have a significant impact on the market price of our Class A common stock: announcements by us or our competitors of technological innovations or new commercial products; delays in the development or approval of products; developments or disputes concerning patent or other proprietary rights; publicity regarding actual or potential medical results relating to products marketed by us or products under development; regulatory developments in both the United States and foreign countries; publicity regarding actual or potential acquisitions; public concern as to the safety of drug technologies or products; financial results which are different from securities analysts' forecasts; and economic and other external factors, as well as period-to-period fluctuations in our financial results.

         FUTURE SALES OF COMMON STOCK COULD ADVERSELY AFFECT OUR CLASS A COMMON STOCK.

         As of March 31, 2003, an aggregate of 1,827,082 shares of our Class A common stock and 508,273 shares of our Class B common stock were issuable upon exercise of outstanding stock options under our stock option plans, and an additional 1,945,175 shares of our Class A common stock and 1,261,000 shares of Class B common stock were reserved for the issuance of additional options and shares under these plans. In addition, as of March 31, 2003, 225,000 shares of our Class A common stock were reserved for issuance upon conversion of our outstanding 7% cumulative convertible preferred stock.

         Future sales of our common stock and instruments convertible or exchangeable into our common stock and transactions involving equity derivatives relating to our common stock, or the perception that such sales or transactions could occur, could adversely affect the market price of our common stock. This could, in turn, have an adverse effect on the trading price of the Notes resulting from, among other things, a delay in the ability of holders to convert their Notes into our Class A common stock.

         OUR CHARTER PROVISIONS AND DELAWARE LAW MAY HAVE ANTI-TAKEOVER
         EFFECTS.

         Our Amended Certificate of Incorporation authorizes the issuance of common stock in two classes, Class A common stock and Class B common stock. Each share of Class A common stock entitles the holder to one-twentieth of one vote on all matters to be voted upon by stockholders, while each share of Class B common stock entitles the holder to one full vote on each matter considered by the stockholders. In addition, our directors have the authority to issue additional shares of preferred stock and to determine the price, rights, preferences, privileges and restrictions of those shares without any further vote or action by the stockholders. The rights of the holders of common stock will be subject to, and may be adversely affected by, the rights of the holders of any preferred stock that may be issued in the future. The existence of two classes of common stock with different voting rights and the ability of our directors to issue additional shares of preferred stock could make it more difficult for a third party to acquire a majority of our voting stock. Other provisions of our Certificate of Incorporation and Bylaws, such as a classified board of directors, also may have the effect of discouraging, delaying or preventing a merger, tender offer or proxy contest, which could have an adverse effect on the market price of our Class A common stock.

         In addition, certain provisions of Delaware law applicable to our company could also delay or make more difficult a merger, tender offer or proxy contest involving our company, including Section 203 of the Delaware General Corporation Law, which prohibits a Delaware corporation from engaging in any business combination with any interested stockholder for a period of three years unless certain conditions are met. Our senior management is entitled to certain payments upon a change in control. All of our stock option plans provide for the acceleration of vesting in the event of a change in control in our company.

ITEM 2.  PROPERTIES
         ----------

         Our corporate headquarters is located at 2503 South Hanley Road in St. Louis County, Missouri, and contains approximately 40,000 square feet of floor space. We have a lease on the building for a period of ten years expiring December 31, 2006, with one five-year option to renew. The building is leased from an affiliated partnership of an officer and director of the Company.

         In addition, we lease or own the facilities shown in the following table:


                   SQUARE                                            LEASE            RENEWAL
                   FOOTAGE     USAGE                                 EXPIRES          OPTIONS
                  --------------------------------------------------------------------------------

                     31,630    PDI Office/Mfg./Whse.                 11/30/07         5 Years(1)
                     10,000    PDI/KV Lab/Whse.                      11/30/03         None
                     23,000    KV Office/R&D/Mfg.                    12/31/06         5 Years(1)
                    122,350    KV Office/Whse./Lab                   Owned            N/A
                     90,000    KV Mfg. Oper.                         Owned            N/A
                     87,020    ETHEX/Ther-Rx/Whse.                   Owned            N/A
                    260,160    ETHEX/Ther-Rx/PDI Distribution        04/30/12         5 Years(1)
                     40,000    KV Warehouse                          11/30/03         None
                    128,960    ETHEX/Ther-Rx/PDI Office/Whse.        05/31/11         5 Years(1)

         ----------------------------------------
         (1) Two five-year options.

         In April 2003, we purchased a building that consists of approximately 275,000 square feet of additional office, production, distribution and warehouse space. Properties used in our operations are considered suitable for the purposes for which they are used and are believed to be adequate to meet our Company's needs for the reasonably foreseeable future. However, we will consider leasing or purchasing additional facilities from time to time, when attractive facilities become available, to accommodate the consolidation of certain operations and to meet future expansion plans.

ITEM 3.  LEGAL PROCEEDINGS
         -----------------

         ETHEX is a defendant in a lawsuit styled Healthpoint, Ltd. v. ETHEX Corporation, pending in federal court in San Antonio, Texas. The suit was filed by Healthpoint, Ltd., or Healthpoint, on August 3, 2000 and later was joined by companies affiliated with Healthpoint. In general, the plaintiffs allege that ETHEX's comparative promotion of its Ethezyme(TM) to Healthpoint's Accuzyme(R) product resulted in false advertising and misleading statements under various federal and state laws, and constituted unfair competition and misappropriation of trade secrets. In September 2001, the jury returned verdicts against ETHEX on certain false advertising, unfair competition, and misappropriation claims. The jury awarded compensatory and punitive damages totaling $16.5 million. On October 1, 2002, the U.S. District Court for the Western District of Texas denied ETHEX's motion to set aside the jury's verdict. On December 17, 2002, the court entered a judgment awarding attorneys' fees to Healthpoint in an amount to be subsequently determined.

         We believe that the jury award is excessive and is not sufficiently supported by the facts or the law. We intend to vigorously appeal once the court has entered a final judgment. We and our counsel believe that there are meritorious arguments to be raised during the appeal process; however, we are not presently able to predict the outcome of the pending District Court's motions or an appeal. As a result of the court's earlier decisions, our results of operations for fiscal 2003 included a reserve for potential damages of $16.5 million, which is reflected in accrued liabilities on our consolidated balance sheet as of March 31, 2003. To date Healthpoint has requested reimbursement for approximately $1.8 million in attorneys' fees in addition to the judgment discussed above. We are contesting Healthpoint's entitlement to and their requested amount of attorneys' fees. As of this date, the court had not entered any order with respect to the amount of attorneys' fees to be awarded. Our counsel has advised us that the amount could range from zero to $1.8 million, the amount requested by Healthpoint. Based on our current analysis we believe that the reserve as recorded will be adequate to cover any judgment, including attorneys' fees, which may result at the end of the appeal process. We are continually evaluating the need for additional reserves as the case progresses through the appeal process.

         We previously distributed several low volume pharmaceutical products that contained phenylpropanolamine, or PPA, and that were discontinued in 2000 and 2001. We are presently named as one of several defendants in two product liability lawsuits in federal court in Nevada and Mississippi involving PPA. The Nevada case is Deuel, David, et al. v. KV Pharmaceutical Company, Inc. The suit was filed on June 11, 2001. Discovery has been initiated in this case, and we currently have completed the basic fact discovery and depositions, however no discovery cut-off date has been assigned and there is presently no trial date. The Mississippi case is Virginia Madison, et al. v. Bayer Corporation, et al. We are one of several defendants named in the lawsuit. The suit was filed on December 23, 2002, but was not served on us until February 2003. The case was originally filed in the Circuit Court of Hinds County, Mississippi, and was removed to the United States District Court for the Southern District of Mississippi by co-defendant Bayer Corporation. The Plaintiffs have filed a motion to remand the case to the Circuit Court of Hinds County, Mississippi, which has caused the Court to enter a stay of all proceedings pending a resolution of the motion. So far, the Court has not ruled on the motion. Both the Nevada and Mississippi cases have been transferred to a Judicial Panel on Multi District Litigation for PPA claims sitting in the Western District of Washington. Each lawsuit alleges bodily injury, wrongful death, economic injury, punitive damages, loss of consortium and/or loss of services from the use of our distributed pharmaceuticals containing PPA that have since been discontinued and/or reformulated to exclude PPA. We believe that we have substantial defenses to these claims, though the ultimate outcome of these cases and the potential effect on us cannot be determined.

         We are being defended and indemnified in the Nevada PPA lawsuits by our liability insurer subject to aggregate products-completed operations policy limits in the amount of $10 million and subject to a reservation of rights. Our product liability coverage was obtained on a claims made basis and provides coverage for judgments, settlements and defense costs arising from product liability claims. However, such insurance may not be adequate to remove the risk from some or all product liability claims, including PPA claims, and is subject to the limitations described in the terms of the policies. Furthermore, our product liability coverage for PPA claims expired for claims made after June 15, 2002. Although we renewed our product liability coverage for a policy term of June 15, 2002 through June 15, 2003, that policy excludes future PPA claims in accordance with the standard industry exclusion. Consequently, as of June 15, 2002, we have provided for legal defense costs and indemnity payments involving PPA claims on a going forward basis, including the Mississippi lawsuit that was filed during the June 15, 2002 through June 15, 2003 policy period. Moreover, we may not be able to obtain product liability insurance in the future for PPA claims with adequate coverage limits at commercially reasonable prices for subsequent periods. From time to time in the future, we may be subject to further litigation resulting from products containing PPA that we formerly distributed. We intend to vigorously defend any claims that may be raised in the current and future litigations.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         ---------------------------------------------------

         No matters were submitted to a vote of security holders during the fourth quarter of the Company's fiscal year ended March 31, 2003.


ITEM 4(a). EXECUTIVE OFFICERS OF THE REGISTRANT
           ------------------------------------

         The following is a list of current executive officers of our Company, their ages, their positions with our Company and their principal occupations for at least the past five years.

NAME                       AGE      POSITION HELD AND PAST EXPERIENCE
--------------------------------------------------------------------------------------------------------------------
Victor M. Hermelin          89      Director, Chairman of the Board.(1)

Marc S. Hermelin            61      Director, Vice-Chairman of the Board and Chief Executive Officer.

Alan G. Johnson             68      Director, Senior Vice President-Strategic Planning and Corporate Growth since
                                    September 27, 1999 and Secretary of the Company; Chairman of Johnson
                                    Research & Capital, Inc., an investment banking and institutional research firm from January to September 1999; Member of the law firm Gallop, Johnson &
                                    Neuman, L.C. 1976 to 1998; Director of Siboney Corporation.

Gerald R. Mitchell          64      Vice President, Treasurer and Chief Financial Officer since 1981.

     The term of office for each executive officer of the Company expires at the next annual meeting of the Board of Directors or at such time as his successor has been elected and qualified.

-------------------------------
(1) Victor M. Hermelin is the father of Marc S. Hermelin.


                                   PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER
         --------------------------------------------------------------------
         MATTERS
         -------

    a)   PRINCIPAL MARKET
         ----------------

         Our Class A Common Stock and Class B Common Stock are traded on the New York Stock Exchange under the symbols KV.a and KV.b, respectively.

    b)   APPROXIMATE NUMBER OF HOLDERS OF COMMON STOCK
         ---------------------------------------------

         The number of holders of record of Class A and Class B Common Stock as of June 4, 2003 was 655 and 444, respectively (not separately counting shareholders whose shares are held in "nominee" or "street" names, which are estimated to represent approximately 6,000 of Class A and of Class B additional shareholders combined).

    c)   STOCK PRICE AND DIVIDEND INFORMATION
         ------------------------------------

         The high and low closing sales prices of our Class A and Class B Common Stock, as reported on the New York Stock Exchange, during each quarter of fiscal 2003 and 2002 were as follows:

                                                    CLASS A COMMON STOCK
                                                    --------------------
                                            FISCAL 2003                                       FISCAL 2002
                                            -----------                                       -----------
         QUARTER                      HIGH               LOW                          HIGH                LOW
         -------                      ----               ---                          ----                ---
         First...................... $31.95            $25.12                        $27.75             $16.50
         Second.....................  24.00             16.78                         30.95              24.00
         Third......................  23.66             15.00                         29.50              23.79
         Fourth.....................  24.00             16.42                         29.43              23.90

                                                    CLASS B COMMON STOCK
                                                    --------------------
                                            FISCAL 2003                                       FISCAL 2002
                                            -----------                                       -----------
         QUARTER                      HIGH               LOW                          HIGH                LOW
         -------                      ----               ---                          ----                ---
         First...................... $33.00            $26.25                        $33.50             $16.25
         Second.....................  24.25             16.80                         33.00              26.30
         Third......................  23.90             15.31                         32.46              26.80
         Fourth.....................  24.39             16.78                         33.03              27.00

         Since 1980, we have not declared or paid any cash dividends on our common stock and we do not plan to do so in the foreseeable future. No dividends may be paid on Class A common stock or Class B common stock unless all dividends on the Cumulative Convertible Preferred Stock have been declared and paid. Dividends must be paid on Class A common stock when, and if, we declare and distribute dividends on the Class B common stock. Undeclared and unaccrued cumulative preferred dividends were approximately $366,000, or $9.14 per share, at March 31, 2003 and 2002. Also, under the terms of our credit agreement, we may not pay cash dividends in excess of 25% of the prior year's consolidated net income. Dividends of $70,000 were paid in fiscal 2003 and 2002 on 40,000 shares of Cumulative Convertible Preferred Stock. On May 12, 2003, we also paid a dividend of approximately $366,000, or $9.14 per share, to Cumulative Convertible Preferred Stock holders of record on March 31, 2003 for the previously undeclared and unaccrued cumulative preferred dividends. For the foreseeable future, we plan to use cash generated from operations for general corporate purposes, including funding potential acquisitions, research and development and working capital. Our board of directors reviews our dividend policy periodically. Any payment of dividends in the future will depend upon our earnings, capital requirements, financial condition and other factors considered relevant by our board of directors.

ITEM 6.  SELECTED FINANCIAL DATA
         -----------------------

                                                                 YEARS ENDED MARCH 31,
                                            2003          2002           2001           2000            1999
                                            ----          ----           ----           ----            ----
BALANCE SHEET DATA:                                   ($ in thousands, except per share data)

Total assets                              $352,668       $195,192       $151,417        $140,385      $127,990
Long-term debt                              10,106          4,387          5,080          16,779        31,491
Shareholders' equity                       260,616        158,792        125,942          97,799        67,548

INCOME STATEMENT DATA:

Revenues                                  $244,996       $204,105       $177,767        $142,734      $112,853
    % Increase                                20.0%          14.8%          24.5%           26.5%         15.5%
Operating income(b)                       $ 42,929(b)    $ 49,294       $ 37,972        $ 34,192      $ 24,116
Net income(a)(b)                            28,110(b)      31,464         23,625          24,308(a)     23,340(a)
Net income
  per common
  share-diluted(c)                        $   0.82       $   0.98       $   0.74        $   0.80(a)   $   0.78(a)
Preferred Stock Dividends                 $     70       $     70       $    420        $    420      $    422

----------------
(a) Net income in fiscal 2000 and 1999 includes gains associated with $7.0 million and $13.3 million in arbitration awards, respectively. The awards net of applicable income taxes and expenses were $3.9 million and $8.0 million in fiscal 2000 and 1999, respectively.

(b) Operating income in fiscal 2003 includes a reserve of $16.5 million for potential damages associated with a lawsuit (see Note 10). The impact of the litigation reserve, net of applicable income taxes, was to reduce net income by $10.4 million and diluted earnings per share by $.30 in fiscal 2003.

(c) Previously reported amounts give effect to the three-for-two stock splits effected in the form of a 50% stock dividend that occurred on September 7, 2000 and April 17, 1998.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS, AND
         ------------------------------------------------------------------
         LIQUIDITY AND CAPITAL RESOURCES
         -------------------------------

         Except for the historical information contained herein, the following discussion contains forward-looking statements that are subject to known and unknown risks, uncertainties, and other factors that may cause our actual results to differ materially from those expressed or implied by such forward-looking statements. These risks, uncertainties and other factors are discussed throughout this report and specifically under the caption "Cautionary Statement Regarding Forward-Looking Information" and "Risk Factors." In addition, the following discussion and analysis of the financial condition and results of operations should be read in conjunction with "Selected Financial Data" and our consolidated financial statements and notes thereto appearing elsewhere in this Form 10-K.

         BACKGROUND

         We develop, acquire, manufacture and market technologically distinguished branded and generic prescription pharmaceutical products. We also enter into licensing agreements with pharmaceutical marketing companies to develop and commercialize additional brand name products. Until the mid-1990's, we derived most of our revenues from our manufacturing and licensing activities. Today, we derive most of our revenues from our product sales. While we expect to continue to enter into new licensing agreements, we emphasize the development or acquisition and marketing of technologically distinguished prescription products, whether branded or generic/non-branded through our Ther-Rx and ETHEX business lines, as well as specialty raw materials through Particle Dynamics.

         In 1990, we established our ETHEX business to market and distribute technologically distinguished generic/non-branded drugs that use our proprietary technologies. Net revenues from ETHEX have increased from $13.5 million in fiscal 1994 to $179.7 million in fiscal 2003.

         We launched our Ther-Rx business in 1999 to market branded pharmaceutical products. We acquired and introduced our first two of 16 Ther-Rx branded products, Micro-K(R) and PreCare(R), in March and August 1999, respectively. Ther-Rx has also introduced four internally developed product line extensions to PreCare(R) since October 1999, including PrimaCare(TM) in the fourth quarter of fiscal 2002, the first prescription prenatal/postnatal nutritional supplement with essential fatty acids specially designed to help provide nutritional support for women during pregnancy, postpartum recovery and throughout the childbearing years. In June 2000, we launched our first NDA approved product, Gynazole-1(R), a one-dose prescription cream treatment for vaginal yeast infections. Net revenues from Ther-Rx have increased from $1.8 million in fiscal 1999 to $43.7 million in fiscal 2003.

         CRITICAL ACCOUNTING POLICIES AND ESTIMATES

         Our consolidated financial statements are presented on the basis of accounting principles that are generally accepted in the United States. Our significant accounting policies are described in Note 2 to our consolidated financial statements. Certain of our accounting policies are particularly important to the portrayal of our financial position and results of operations and require the application of significant judgment by our management. As a result, these policies are subject to an inherent degree of uncertainty. In applying these policies, our management makes estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures. We base our estimates and judgments on our historical experience, the terms of existing contracts, our observance of trends in the industry, information that we obtain from our customers and outside sources, and on various other assumptions that we believe to be reasonable and appropriate under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Although we believe that our estimates and assumptions are reasonable, actual results may differ significantly from these estimates. Changes in estimates and assumptions based upon actual results may have a material impact on our results of operations and/or financial condition. Our critical accounting policies are described below.

         REVENUE RECOGNITION AND SALES ALLOWANCES. We recognize revenue on product sales upon shipment when title and risk of loss have transferred to the customer and when estimated sales provisions for product returns, sales rebates, payment discounts, chargebacks, and other promotional programs are reasonably determinable. Accruals for these provisions are presented in the consolidated financial statements as reductions to revenues and accounts receivable.

         Provisions for estimated product returns, sales rebates, payment discounts, and other promotional programs require a limited degree of subjectivity, yet combined represent a significant portion of the provisions. These provisions are estimated based on historical payment experience, historical relationship to revenues, estimated customer inventory levels and contract terms. Such provisions are reasonably determinable due to the limited number of assumptions and consistency of historical experience.

         The provision for chargebacks is the most significant and complex estimate used in the recognition of revenue. We establish contract prices for indirect customers who are supplied by our wholesale customers. A chargeback represents the difference between our invoice price to the wholesaler and the indirect customer's contract price, which is lower. We credit the wholesaler for purchases by indirect customers at the lower price. Accordingly, we record these chargebacks at the time we recognize revenue in connection with our sales to wholesalers. Provisions for estimating chargebacks are calculated primarily using historical chargeback experience, actual contract pricing and estimated wholesaler inventory levels. We continually monitor our assumptions giving consideration to estimated wholesaler inventory levels and current pricing trends and make adjustments to these provisions when we believe that the actual chargeback credits will differ from the estimated provisions.

         ALLOWANCE FOR INVENTORIES. Inventories consist of finished goods held for distribution, raw materials and work in process. Our inventories are stated at the lower of cost or market, with cost determined on the first-in, first-out basis. In evaluating whether inventory is to be stated at the lower of cost or market, we consider such factors as the amount of inventory on hand and in the distribution channel, estimated time required to sell existing inventory, remaining shelf life and current and expected market conditions, including levels of competition. We establish reserves, when necessary, for slow-moving and obsolete inventories based upon our historical experience and management's assessment of current product demand. If we determine that inventory is overvalued based upon the above factors, then the necessary provisions to reduce inventories to their net realizable value are made.

         INTANGIBLE ASSETS AND GOODWILL. Our intangible assets consist of product rights, license agreements and trademarks resulting from product acquisitions and legal fees and similar costs relating to the development of patents and trademarks. Intangible assets that are acquired are stated at cost, less accumulated amortization, and are amortized on a straight-line basis over estimated useful lives of 20 years. Upon approval, costs associated with the development of patents and trademarks are amortized on a straight-line basis over estimated useful lives ranging from five to 17 years. We determine amortization periods for intangible assets that are acquired based on our assessment of various factors impacting estimated useful lives and cash flows of the acquired products. Such factors include the product's position in its life cycle, the existence or absence of like products in the market, various other competitive and regulatory issues, and contractual terms. Significant changes to any of these factors may result in a reduction in the intangible asset's useful life and an acceleration of related amortization expense.

         We assess the impairment of intangible assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Some factors we consider important which could trigger an impairment review include the following, (1) significant underperformance relative to expected historical or projected future operating results; (2) significant changes in the manner of our use of the acquired assets or the strategy for our overall business; and (3) significant negative industry or economic trends.

         When we determine that the carrying value of intangible assets may not be recoverable based upon the existence of one or more of the above indicators of impairment, we first perform an assessment of the asset's recoverability. Recoverability is determined by comparing the carrying amount of an intangible asset against an estimate of the undiscounted future cash flows expected to result from its use and eventual disposition. If the sum of the expected future undiscounted cash flows is less than the carrying amount of the intangible asset, an impairment loss is recognized based on the excess of the carrying amount over the estimated fair value of the intangible asset.

         Goodwill relates to the 1972 acquisition of our specialty materials segment and is recorded net of accumulated amortization through March 31, 2002. As of April 1, 2002, we adopted Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets, which eliminated the amortization of goodwill, resulting in an increase in pretax income of approximately $55,000 for the fiscal year ended March 31, 2003. Adoption of this standard did not have a material effect on the Company's consolidated financial statements. Upon adoption of SFAS No. 142, we performed the initial impairment test of our goodwill and determined that no impairment of the recorded goodwill existed. In accordance with SFAS No. 142, we will test goodwill for impairment at least annually and more frequently if an event occurs which indicates the goodwill may be impaired.

         RESULTS OF OPERATIONS

         FISCAL 2003 COMPARED TO FISCAL 2002

         NET REVENUES BY SEGMENT

                                                                                  YEARS ENDED MARCH 31,
                                                                    ------------------------------------------------
                                                                                                        CHANGE
                                                                                                  ------------------
                            ($ IN THOUSANDS):                         2003          2002              $         %
                                                                    --------      --------        --------   -------
                Branded products                                    $ 43,677      $ 40,424        $  3,253      8.0%
                  as % of net revenues                                  17.8%         19.8%
                Specialty generics                                   179,724       141,007          38,717     27.5%
                  as % of net revenues                                  73.4%         69.1%
                Specialty materials                                   17,395        19,557          (2,162)   (11.1)%
                  as % of net revenues                                   7.1%          9.6%
                Other                                                  4,200         3,117           1,083     34.7%
                                                                    --------      --------        --------
                    Total net revenues                              $244,996      $204,105        $ 40,891     20.0%

         The increase in branded product sales was due to continued growth of our women's healthcare family of products. Sales from this product group increased $5.6 million, or 20.1%, in fiscal 2003. Gynazole-1(R), our vaginal antifungal product, continued its market penetration as its market share increased to 18% at the end of fiscal 2003, compared to 13% at the end of the prior fiscal year. Due to its continued growth in market share, sales of Gynazole-1(R) increased $4.4 million, or 53.4% during the year. Also included in the women's healthcare family of products is the PreCare(R) product line which contributed $1.2 million of incremental sales in fiscal 2003. This increase was primarily attributable to increased sales volume associated with PrimaCare(R), a prescription prenatal/postnatal multivitamin and mineral supplement with essential fatty acids, which has continued to show growth in market share since its introduction in the fourth quarter of fiscal 2002. Further, the PreCare(R) family of products is currently the leading branded line of prescription prenatal nutritional supplements in the United States. Increased sales from the women's healthcare family of products was partially offset by a $2.3 million, or 18.4%, decline in sales from the branded products cardiovascular product line. The decrease in cardiovascular sales was due to the impact of customer buying during the fourth quarter of the prior fiscal year in anticipation of a year-end price increase coupled with increased substitution of our generic equivalent products.

         The increase in sales for specialty generics resulted primarily from higher sales volume in the cardiovascular, pain management and cough/cold product lines, coupled with continued expansion of our other product lines, including gastrointestinal and anti-anxiety. Increased sales from these product lines was partially offset by a reduction in sales in our prenatal vitamin product line. The cardiovascular product line, which comprised 45.9% of specialty generic sales in fiscal 2003, contributed $11.2 million of increased sales from existing products and $5.3 million of incremental sales volume from the April 2002 ANDA approval and subsequent launch of Potassium Chloride 20 mg. tablets (generic equivalent to K-Dur(R)). Sales volume for the pain management product line increased $11.6 million due to market share gains coupled with the impact of a full year of sales of two products introduced in the prior year. The remaining $12.9 million of increased sales volume resulted primarily from new product introductions in the cough/cold, gastrointestinal and anti-anxiety product lines coupled with a full year of sales on products introduced in the prior year. We introduced 16 and 14 new specialty generic/non-branded products in fiscal 2003 and 2002, respectively. The $0.9 million decline in sales volume for the prenatal product line was primarily attributable to a reduction in the corresponding brand equivalent market. This market decline was due, in part, to the introduction of Primacare(R) by our branded products segment in the fourth quarter of fiscal 2002. The increased sales volume experienced by specialty generics during fiscal 2003 was partially offset by $1.4 million of product price erosion that resulted primarily from normal and expected pricing pressures in the pain management and cough/cold product lines.

         The decrease in specialty material product sales was primarily due to an unexpected softness in the nutritional supplement market for which the specialty materials segment is a supplier.

         GROSS PROFIT BY SEGMENT

                                                                                  YEARS ENDED MARCH 31,
                                                                    ------------------------------------------------
                                                                                                        CHANGE
                                                                                                  ------------------
                            ($ IN THOUSANDS):                         2003          2002              $         %
                                                                    --------      --------        --------   -------
                Branded products                                    $ 38,460      $ 34,643        $  3,817      11.0%
                  as % of net revenues                                  88.1%         85.7%
                Specialty generics                                   106,854        80,733          26,121      32.4%
                  as % of net revenues                                  59.5%         57.3%
                Specialty materials                                    5,720         6,931          (1,211)    (17.5)%
                  as % of net revenues                                  32.9%         35.4%
                Other                                                   (565)        1,395          (1,960)   (140.5)%
                                                                    --------      --------        --------
                    Total gross profit                              $150,469      $123,702        $ 26,767      21.6%
                      as % of total net revenues                        61.4%         60.6%

         The increase in gross profit was attributable to the sales growth experienced by the branded products and specialty generics segments, offset partially by a sales decline in the specialty materials segment. The higher gross profit percentage was favorably impacted by price increases of branded products that took effect at the beginning of fiscal 2003 and higher margins realized on new specialty generic products introduced during the current and prior fiscal years. The gross profit percentage increases experienced by the branded products and specialty generics segments were partially offset by a decline in the gross profit percentage at the specialty raw materials segment. This decline resulted from unfavorable cost variances associated with lower production.

         RESEARCH AND DEVELOPMENT

                                                                                  YEARS ENDED MARCH 31,
                                                                    ------------------------------------------------
                                                                                                        CHANGE
                                                                                                  ------------------
                            ($ IN THOUSANDS):                         2003          2002              $         %
                                                                    --------      --------        --------   -------
                Research and development                            $19,135       $ 10,712        $  8,423     78.6%
                  as % of net revenues                                  7.8%           5.2%

         The increase in research and development expense was primarily due to higher costs associated with the expansion of clinical testing connected to our internal product development efforts and higher personnel expenses related to the growth of our research and development staff. In fiscal 2004, we expect research and development costs to increase by approximately 30% over fiscal 2003 levels.

         SELLING AND ADMINISTRATIVE

                                                                                  YEARS ENDED MARCH 31,
                                                                    ------------------------------------------------
                                                                                                        CHANGE
                                                                                                  ------------------
                            ($ IN THOUSANDS):                         2003          2002              $         %
                                                                    --------      --------        --------   -------
                Selling and administrative                          $ 69,584      $ 61,343        $  8,241     13.4%
                  as % of net revenues                                  28.4%         30.1%

         The increase in selling and administrative expense resulted primarily from an increase in specialty generic/non-branded marketing and promotional expenses, an increase in personnel costs associated with corporate administration and branded products marketing and higher insurance costs. These increases were partially offset by a reduction in legal expenses which resulted from insurance reimbursements of defense costs in the Healthpoint litigation.

         AMORTIZATION OF INTANGIBLE ASSETS

                                                                                  YEARS ENDED MARCH 31,
                                                                    ------------------------------------------------
                                                                                                        CHANGE
                                                                                                  ------------------
                            ($ IN THOUSANDS):                         2003          2002              $         %
                                                                    --------      --------        --------   -------
                Amortization of intangible assets                   $ 2,321       $  2,353        $   (32)    (1.4)%

         The decrease in amortization of intangible assets was due primarily to the implementation of SFAS No. 142, Goodwill and Other Intangible Assets, which discontinued the amortization of goodwill effective April 1, 2002 (see Notes 2 and 6 in the accompanying Notes to Consolidated Financial Statements).

         LITIGATION

                                                                                  YEARS ENDED MARCH 31,
                                                                    ------------------------------------------------
                                                                                                        CHANGE
                                                                                                  ------------------
                            ($ IN THOUSANDS):                         2003          2002              $         %
                                                                    --------      --------        --------   -------
                Litigation                                          $16,500       $    -          $ 16,500    n/a %

         In September 2002, the Company recorded a litigation reserve of $16.5 million for potential damages associated with the adverse decision made by a federal court in Texas to uphold a previously rendered jury verdict in a lawsuit against ETHEX Corporation, a wholly-owned subsidiary of the Company (see Note 10 in the accompanying Notes to Consolidated Financial Statements).

         OPERATING INCOME

                                                                                  YEARS ENDED MARCH 31,
                                                                    ------------------------------------------------
                                                                                                        CHANGE
                                                                                                  ------------------
                            ($ IN THOUSANDS):                         2003          2002              $         %
                                                                    --------      --------        --------   -------
                Operating income                                    $ 42,929      $ 49,294        $(6,365)   (12.9)%

         The decrease in operating income resulted from the $16.5 million litigation reserve established by us for potential damages associated with a lawsuit. Excluding the effect of the litigation reserve, operating income for fiscal 2003 increased $10.1 million, or 20.6%, to $59.4 million.

         INTEREST AND OTHER INCOME

                                                                                  YEARS ENDED MARCH 31,
                                                                    ------------------------------------------------
                                                                                                        CHANGE
                                                                                                  ------------------
                            ($ IN THOUSANDS):                         2003          2002              $         %
                                                                    --------      --------        --------   -------
                Interest and other income                           $    977      $    411        $    566    137.7%

         The increase in interest and other income was primarily due to the investment of $72.4 million of proceeds from the July 2002 secondary public offering in short-term, highly liquid investments.

         PROVISION FOR INCOME TAXES

                                                                                  YEARS ENDED MARCH 31,
                                                                    ------------------------------------------------
                                                                                                        CHANGE
                                                                                                  ------------------
                            ($ IN THOUSANDS):                         2003          2002              $         %
                                                                    --------      --------        --------   -------
                Provision for income taxes                          $ 15,471      $ 17,891        $(2,420)   (13.5)%
                  effective tax rate                                    35.5%         36.2%

         The decline in the effective tax rate was primarily due to an increase in research and development tax credits.

         NET INCOME

                                                                                  YEARS ENDED MARCH 31,
                                                                    ------------------------------------------------
                                                                                                        CHANGE
                                                                                                  ------------------
                            ($ IN THOUSANDS):                         2003          2002              $         %
                                                                    --------      --------        --------   -------
                Net income                                          $ 28,110      $ 31,464        $(3,354)   (10.7)%
                Diluted earnings per share                              0.82          0.98          (0.16)   (16.3)%

         The decrease in net income resulted from the $16.5 million litigation reserve established by us for potential damages associated with a lawsuit. The impact of the litigation reserve, net of applicable taxes, reduced net income by $10.4 million. The more significant percentage decline in earnings per diluted share for fiscal 2003 resulted from an increase in weighted average shares outstanding due to the issuance of approximately 3.3 million shares of Class A common stock in the secondary public offering that was completed in July 2002. Excluding the effect of the litigation reserve, net income for fiscal 2003 would have increased $7.1 million, or 22.5%, to $38.6 million, or $1.12 per diluted share.

         FISCAL 2002 COMPARED TO FISCAL 2001

         NET REVENUES BY SEGMENT

                                                                                  YEARS ENDED MARCH 31,
                                                                    ------------------------------------------------
                                                                                                        CHANGE
                                                                                                  ------------------
                            ($ IN THOUSANDS):                         2002          2001              $         %
                                                                    --------      --------        --------   -------
                Branded products                                    $ 40,424      $ 25,206        $ 15,218     60.4%
                  as % of net revenues                                  19.8%         14.2%
                Specialty generics                                   141,007       132,154           8,853      6.7%
                  as % of net revenues                                  69.1%         74.3%
                Specialty materials                                   19,557        17,088           2,469     14.4%
                  as % of net revenues                                   9.6%          9.6%
                Other                                                  3,117         3,319            (202)    (6.1)%
                                                                    --------      --------        --------
                    Total net revenues                              $204,105      $177,767        $ 26,338     14.8%

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

         GROSS PROFIT

                                                                                  YEARS ENDED MARCH 31,
                                                                    ------------------------------------------------
                                                                                                        CHANGE
                                                                                                  ------------------
                            ($ IN THOUSANDS):                         2002          2001              $         %
                                                                    --------      --------        --------   -------
                Gross profit                                        $123,702      $107,104        $ 16,598     15.5%
                  as % of net revenues                                  60.6%         60.3%

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

         RESEARCH AND DEVELOPMENT

                                                                                  YEARS ENDED MARCH 31,
                                                                    ------------------------------------------------
                                                                                                        CHANGE
                                                                                                  ------------------
                            ($ IN THOUSANDS):                         2002          2001              $         %
                                                                    --------      --------        --------   -------
                Research and development                            $ 10,712      $  9,282        $  1,430     15.4%
                  as % of net revenues                                   5.2%          5.2%

         The increase in research and development expense was primarily due to higher costs associated with clinical testing connected to our internal product development efforts and higher personnel expenses related to expansion of our research and development staff.

         SELLING AND ADMINISTRATIVE

                                                                                  YEARS ENDED MARCH 31,
                                                                    ------------------------------------------------
                                                                                                        CHANGE
                                                                                                  ------------------
                            ($ IN THOUSANDS):                         2002          2001              $         %
                                                                    --------      --------        --------   -------
                Selling and administrative                          $ 61,343      $ 57,509        $  3,834      6.7%
                  as % of net revenues                                  30.1%         32.4%

         The increase in selling and administrative expense was due primarily to an increase in personnel costs associated with corporate administration and branded marketing.

         INTEREST EXPENSE

                                                                                  YEARS ENDED MARCH 31,
                                                                    ------------------------------------------------
                                                                                                        CHANGE
                                                                                                  ------------------
                            ($ IN THOUSANDS):                         2002          2001              $         %
                                                                    --------      --------        --------   -------
                Interest expense                                    $    350      $  1,072        $  (722)   (67.4)%

         The decrease in interest expense was due to a corresponding reduction in debt.

         LIQUIDITY AND CAPITAL RESOURCES
         -------------------------------

         Cash and cash equivalents and working capital were $96.3 million and $137.9 million, respectively, at March 31, 2003, compared to $12.1 million and $81.4 million, respectively, at March 31, 2002. Internally generated funds from product sales growth continued to be the primary source of operating capital used to fund our businesses. The net cash flow from operating activities was $43.3 million in fiscal 2003 compared to $15.9 million in fiscal 2002. The 172.5% increase in net cash flow from operating activities resulted primarily from an increase in cash earnings coupled with the receipt of certain delayed customer payments which were due at the end of fiscal 2002 and collected during the first quarter of fiscal 2003. These increases were offset in part by an increase in inventories due to increased production of specialty generic products in fiscal 2003, in anticipation of continued sales growth and an increase in current liabilities due to an increase in accounts payable related to purchases to support our production increases and the timing of income tax payments.

         Net cash flow used in investing activities was $32.1 million for fiscal 2003 compared to $8.5 million for the prior year. Capital expenditures of $16.1 million were funded by net cash flows from operating activities. Our investment in capital assets was primarily for purchasing machinery and equipment to upgrade and expand our pharmaceutical manufacturing and distribution capabilities, and for other building renovations. Other investing activities for the year included a $3.0 million payment related to the purchase of certain licensing rights combined with an equity investment in a women's healthcare company. Also, on March 31, 2003, we completed the purchase of product rights and trademarks to the Chromagen(R) and StrongStart(R) product lines from a subsidiary of Altana Pharma AG (Altana) and the Niferex(R) product line from Schwarz Pharma. The acquisition of the Chromagen(R) and StrongStart(R) product lines was financed with a $13.0 million cash payment made on March 31, 2003 and two non-interest bearing $7.0 million promissory notes issued to Altana, which are due on the first and second anniversaries of the agreement. A cash payment of $14.3 million was made in April 2003 for the Niferex(R) product line.

         Total debt increased to $17.6 million at March 31, 2003 compared to $5.1 million at March 31, 2002. The increase resulted from the issuance of two non-interest bearing $7.0 million promissory notes to Altana as partial funding for the Chromagen(R) and StrongStart(R) product line acquisitions on March 31, 2003. The two notes are due on the first and second anniversaries of the agreement. The promissory notes, which are non-interest bearing, were discounted using imputed interest rates of 3.36% and 4.08%, respectively, both of which approximate the Company's borrowing rate for similar debt instruments at the time of the borrowing. The present value of the notes was determined to be $13.2 million, resulting in a discount of $0.8 million.

         In December 2002, the Company refinanced a $1.7 million building mortgage that was due in March 2004. The refinanced building mortgage bears interest at 6.27% and is due in December 2007.

         As of March 31, 2003, we have a credit agreement with a bank that provides for a revolving line of credit for borrowing up to $60 million. The credit agreement provides for a $40 million unsecured revolving line of credit along with an unsecured supplemental credit line of $20 million for financing acquisitions. The $40 million unsecured revolving line of credit expires in October 2004. The unsecured supplemental credit line of $20 million, which was renewed in December 2002, expires in December 2003. At March 31, 2003, we had no borrowings outstanding under either credit facility and $11.9 million in open letters of credit issued under the revolving credit line.

         During July 2002, we completed a public offering of approximately
         3.3 million shares of Class A common stock. Net proceeds to us were $72.4 million, after deducting underwriting discounts, commissions and offering expenses. The proceeds from the offering are being used for general corporate purposes, including product acquisitions, research and development activities and working capital. At March 31, 2003, the net proceeds were temporarily invested in short-term, highly liquid instruments.

         On April 28, 2003, we purchased a building for $8.8 million. The facility consists of approximately 275,000 square feet of office, production, distribution and warehouse space. The purchase of the building was financed by a term loan secured by the property. The building mortgage bears interest at 5.30% and requires monthly principal payments of $49,000 plus interest through March 2008. The remaining principal balance plus any unpaid interest is due in April 2008.

         During May 2003, we completed the issuance of $200.0 million of Contingent Convertible Subordinated Notes (the Notes) that are convertible, under certain circumstances, into shares of our Class A common stock at an initial conversion price of $34.51 per share. The Notes bear interest at a rate of 2.50% and mature on May 16, 2033. We may redeem some or all of the Notes at any time on or after May 21, 2006, at a redemption price, payable in cash, of 100% of the principal amount of the Notes, plus accrued and unpaid interest (including contingent interest, if any) to the date of redemption. Holders may require us to repurchase all or a portion of their Notes on May 16, 2008, 2013, 2018, 2023 and 2028, and upon a change in control, as defined in the indenture governing the Notes, at 100% of the principal amount of the Notes, plus accrued and unpaid interest (including contingent interest, if any) to the date of repurchase, payable in cash. The Notes are subordinate to all of our existing and future senior obligations. The net proceeds to us were approximately $194.0 million, after deducting underwriting discounts, commissions and offering expenses. The proceeds from the offering were used to purchase $50.0 million of our Class A common stock, with the remaining proceeds to be used to fund future acquisitions of products, technologies or businesses, and for general corporate purposes.

         As a result of the significant increase in debt related to the $200.0 million Notes issuance, the $60 million revolving line of credit we have with a bank was changed. The credit agreement, which previously included covenants that impose minimum levels of earnings before interest, taxes, depreciation and amortization, a maximum funded debt ratio, and a limit on capital expenditures and dividend payments, was expanded to include a minimum fixed charge ratio and a maximum senior leverage ratio.

         The following table summarizes our contractual obligations (in thousands):

                                                                                                                       2008 AND
                                                        TOTAL           2004         2005       2006         2007     THEREAFTER
                                                        -----           ----         ----       ----         ----     ----------
   OBLIGATIONS AT MARCH 31, 2003
   -----------------------------
   Long-term debt                                      $ 17,590       $  7,484     $  7,052    $   386     $ 1,593       $  1,075
   Operating leases                                      20,115          3,072        2,761      2,390       2,308          9,584
   Other long-term liabilities                            2,913              -            -          -           -          2,913
                                                     ------------------------------------------------------------------------------
    Total obligations at March 31, 2003                  40,618         10,556        9,813      2,776       3,901         13,572
   EVENTS SUBSEQUENT TO MARCH 31, 2003
   -----------------------------------
   Building mortgage                                      8,800            539          588        588         588          6,497
   Convertible notes                                    200,000              -            -          -           -        200,000
                                                     ------------------------------------------------------------------------------
    Total contractual cash obligations                 $249,418       $ 11,095     $ 10,401    $ 3,364     $ 4,489       $220,069
                                                     ------------------------------------------------------------------------------

         We believe our cash and cash equivalents balance, cash flows from operations, funds available under our credit facilities, proceeds received from our secondary public offering of Class A common stock completed during July 2002 and proceeds received from our Notes offering completed in May 2003 will be adequate to fund operating activities for the presently foreseeable future, including the payment of short-term and long-term debt obligations, capital improvements, research and development expenditures, product development activities and expansion of marketing capabilities for the branded pharmaceutical business. In addition, we continue to examine opportunities to expand our business through the acquisition of or investment in companies, technologies, product rights, research and development and other investments that are compatible with our existing businesses. We intend to use our available cash to help in funding any acquisitions or investments. As such, cash has been invested in short-term, highly liquid instruments. We also may use funds available under our credit facility, or financing sources that subsequently become available, including the future issuances of additional debt or equity securities, to fund these acquisitions or investments. If we were to fund one or more such acquisitions or investments, our capital resources, financial condition and results of operations could be materially impacted in future periods.

         INFLATION

         Inflation may apply upward pressure on the cost of goods and services used by us in the future. However, we believe that the net effect of inflation on our operations during the past three years has been minimal. In addition, changes in the mix of products sold and the effect of competition has made a comparison of changes in selling prices less meaningful relative to changes in the overall rate of inflation over the past three years.

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

         In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. It supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of, and certain provisions of APB No. 30, Reporting the Effects of Disposal of a Segment of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business. SFAS 144 establishes a single accounting model, based on the framework established in SFAS 121, for long-lived assets to be disposed of by sale and resolves other implementation issues related to SFAS 121. This statement was adopted by the Company effective April 1, 2002. The adoption of SFAS 144 did not have a material impact on the Company's results of operations or financial position.

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

         In July 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS 146 addresses the recognition, measurement, and reporting of costs associated with exit and disposal activities, including costs related to terminating a contract that is not a capital lease and termination benefits that employees who are involuntarily terminated receive under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract. SFAS 146 requires recording costs associated with exit or disposal activities at their fair values when a liability has been incurred. Under previous guidance, certain exit costs were accrued upon management's commitment to an exit plan, which is generally before an actual liability has been incurred. This statement is effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of SFAS 146 did not have a material impact on the Company's results of operations or financial position.

         In November 2002, the FASB issued FASB Interpretation (FIN) No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. FIN 45 elaborates on disclosures to be made by a guarantor in its financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of the guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002 and the disclosure requirements are effective for all financial statements of periods ending after December 31, 2002. At March 31 2003, the Company was not a guarantor on any debt instruments.

         In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation--Transition and Disclosure--an amendment of FASB Statement No. 123. SFAS 148 amends SFAS 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS 148 is effective for the Company's fiscal year ended March 31, 2003. The Company did not adopt the fair value method of valuing stock options, however, the adoption of the disclosure provisions of SFAS 148 did not have a material impact on the Company's financial condition or results of operations.

         In January 2003, the FASB issued FIN No. 46, Consolidation of Variable Interest Entities, an interpretation of ARB No. 51. FIN 46 provides guidance on: 1) the identification of entities for which control is achieved through means other than through voting rights and 2) how to determine when and which business enterprise should consolidate such entities. In addition, FIN 46 requires that any enterprises with a significant variable interest in these types of entities make additional disclosures in all financial statements initially issued after January 31, 2003. The Company does not anticipate the adoption of this Interpretation will have any impact on its financial position or results of operations.

         In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS 150 establishes standards for how entities classify and measure in their statement of financial position certain financial instruments with characteristics of both liabilities and equity. The provisions of SFAS 150 are effective for financial instruments entered into or modified after May 31, 2003, and otherwise shall be effective at the beginning of the first fiscal interim period beginning after June 15, 2003. The Company does not expect adoption of this statement to have a material impact on its results of operations or financial position.

ITEM 7a. QUANTITIVE AND QUALITIVE DISCLOSURES ABOUT MARKET RISK
         ------------------------------------------------------

         Not applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
         -------------------------------------------

             REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Stockholders and Board of Directors
of K-V Pharmaceutical Company



We have audited the consolidated balance sheets of K-V Pharmaceutical Company and Subsidiaries as of March 31, 2003 and 2002 and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended March 31, 2003. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of K-V Pharmaceutical Company and Subsidiaries at March 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

                                                        /s/ BDO Seidman, LLP


Chicago, Illinois
May 23, 2003

                                 K-V PHARMACEUTICAL COMPANY AND SUBSIDIARIES
                                        CONSOLIDATED BALANCE SHEETS

                                                                                             MARCH 31,
                                                                                      -----------------------
                                                                                        2003           2002
                                                                                      --------       --------
                                                                                (IN THOUSANDS, EXCEPT SHARE DATA)
                                            ASSETS
                                            ------
Current Assets:
Cash and cash equivalents..................................................           $ 96,288       $ 12,109
Receivables less allowance for doubtful accounts of $422 and $403
   in 2003 and 2002, respectively..........................................             57,385         54,218
Inventories, net...........................................................             42,343         35,097
Prepaid and other assets...................................................              2,709          2,102
Deferred tax asset.........................................................             14,791          5,227
                                                                                      --------       --------
   Total Current Assets....................................................            213,516        108,753
Property and equipment, less accumulated depreciation......................             51,903         41,224
Intangible assets and goodwill, net........................................             82,577         41,293
Other assets...............................................................              4,672          3,922
                                                                                      --------       --------
   Total Assets............................................................           $352,668       $195,192
                                                                                      ========       ========

                                          LIABILITIES
                                          -----------
Current Liabilities:
Accounts payable...........................................................           $ 15,588       $ 10,312
Accrued liabilities........................................................             52,548         16,332
Current maturities of long-term debt.......................................              7,484            712
                                                                                      --------       --------
   Total Current Liabilities...............................................             75,620         27,356
Long-term debt.............................................................             10,106          4,387
Other long-term liabilities................................................              2,913          2,717
Deferred tax liability.....................................................              3,413          1,940
                                                                                      --------       --------
   Total Liabilities.......................................................             92,052         36,400
                                                                                      --------       --------

COMMITMENTS AND CONTINGENCIES
                                     SHAREHOLDERS' EQUITY
                                     --------------------

7% cumulative convertible Preferred Stock, $.01 par value; $25.00 stated
   and liquidation value; 840,000 shares authorized; issued and outstanding -- 40,000 shares in both 2003 and 2002 (convertible
   into Class A shares at a ratio of  5.625 to one)........................                 --             --
Class A and Class B Common Stock, $.01 par value;150,000,000 and 75,000,000 shares authorized, respectively; Class A -- issued
   23,651,290 and 20,158,334 at March 31, 2003 and 2002, respectively......                236            201
Class B -- issued 10,577,119 and 10,711,514 at March 31, 2003 and 2002,
   respectively (convertible into Class A shares on a one-for-one basis)...                106            108
Additional paid-in capital.................................................            120,961         47,231
Retained earnings..........................................................            139,341        111,301
Less: Treasury Stock, 32 shares of Class A and 53,428 shares of Class B Common Stock in 2003 and 40,493 shares of Class A and
   53,428 shares of Class B Common Stock, in 2002, at cost.................                (28)           (49)
                                                                                      --------       --------
Total Shareholders' Equity.................................................            260,616        158,792
                                                                                      --------       --------

Total Liabilities and Shareholders' Equity.................................           $352,668       $195,192
                                                                                      ========       ========
SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 K-V PHARMACEUTICAL COMPANY AND SUBSIDIARIES
                                      CONSOLIDATED STATEMENTS OF INCOME

                                                                          YEAR ENDED MARCH 31,
                                                            --------------------------------------------------
                                                              2003                   2002               2001
                                                            --------               --------           --------

                                                                  (IN THOUSANDS, EXCEPT PER SHARE DATA)


Net revenues................................                $244,996               $204,105           $177,767
Cost of sales...............................                  94,527                 80,403             70,663
                                                            --------               --------           --------
Gross profit................................                 150,469                123,702            107,104
                                                            --------               --------           --------


Operating expenses:
    Research and development................                  19,135                 10,712              9,282
    Selling and administrative..............                  69,584                 61,343             57,509
    Amortization of intangible assets.......                   2,321                  2,353              2,341
    Litigation..............................                  16,500                     --                 --
                                                            --------               --------           --------
Total operating expenses....................                 107,540                 74,408             69,132
                                                            --------               --------           --------

Operating income............................                  42,929                 49,294             37,972
                                                            --------               --------           --------

Other income (expense):
    Interest and other income...............                     977                    411                164
    Interest expense........................                    (325)                  (350)            (1,072)
                                                            --------               --------           --------
Total other income (expense), net...........                     652                     61               (908)
                                                            --------               --------           --------

Income before income taxes..................                  43,581                 49,355             37,064
Provision for income taxes..................                  15,471                 17,891             13,439
                                                            --------               --------           --------

Net income..................................                $ 28,110               $ 31,464           $ 23,625
                                                            ========               ========           ========

Net income per common share-basic...........                   $0.84                  $1.03              $0.80
                                                               =====                  =====              =====

Net income per common share-diluted.........                   $0.82                  $0.98              $0.74
                                                               =====                  =====              =====

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                             K-V PHARMACEUTICAL COMPANY AND SUBSIDIARIES
                                           CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY


                                                                  FOR THE YEARS ENDED MARCH 31, 2003, 2002 AND 2001
                                                  ---------------------------------------------------------------------------------
                                                              CLASS A    CLASS B   ADDITIONAL                             TOTAL
                                                  PREFERRED   COMMON     COMMON      PAID IN    TREASURY   RETAINED   SHAREHOLDERS'
                                                    STOCK      STOCK      STOCK      CAPITAL      STOCK    EARNINGS      EQUITY
                                                    -----      -----      -----      -------      -----    --------      ------
                                                                       (IN THOUSANDS, EXCEPT SHARE DATA)

BALANCE AT MARCH 31, 2000.....................       $ 2        $123      $ 66      $ 40,864      $(55)    $ 56,799     $ 97,799
Net income....................................        --          --        --            --        --       23,625       23,625
Dividends paid on preferred stock.............        --          --        --            --        --         (420)        (420)
Product development...........................        --          --        --           200        --           --          200
Conversion of 422,088 Class B shares
  to Class A shares                                   --           4        (4)           --        --           --           --
Stock Options exercised:
   46,004 shares of Class A...................        --          --        --           366        --           --          366
   994,081 shares of Class B..................        --          --        10         4,362        --           --        4,372
Three-for-two stock split.....................        --          62        35            --        --          (97)          --
                                                     ---------------------------------------------------------------------------
BALANCE AT MARCH 31, 2001.....................         2         189       107        45,792       (55)      79,907      125,942
Net income....................................        --          --        --            --        --       31,464       31,464
Dividends paid on preferred stock.............        --          --        --                      --          (70)         (70)
Conversion of 200,000 shares of preferred
  stock to 1,125,000 Class A Shares...........        (2)         11        --            (9)       --           --           --
Sale of 12,825 Class A shares to employee
  profit sharing plan.........................        --          --        --           332         6           --          338
Issuance of 5,061 Class A shares
  under product development agreement.........        --          --        --           125        --           --          125
Conversion of 32,575 Class B shares to
  Class A shares..............................        --          --        --            --        --           --           --
Stock Options exercised:
  108,018 shares of Class A less 8,847 shares
    repurchased...............................        --           1        --           530        --           --          531
  80,685 shares of Class B less 170 shares
    repurchased...............................        --          --         1           461        --           --          462
                                                     ---------------------------------------------------------------------------
BALANCE AT MARCH 31, 2002.....................        --         201       108        47,231       (49)     111,301      158,792
Net income....................................        --          --        --            --        --       28,110       28,110
Dividends paid on preferred stock.............        --          --        --                      --          (70)         (70)
Conversion of 175,000 Class B shares to
  Class A shares..............................        --           2        (2)           --        --           --           --
Issuance of 3,285,000 Class A shares..........        --          33        --        72,347        --           --       72,380
Sale of 40,461 Class A shares to employee
  profit sharing plan.........................        --          --        --           884        21           --          905
Stock Options exercised:
  42,478 shares of Class A less 9,502 shares
    repurchased...............................        --          --        --           105        --           --          105
  40,717 shares of Class B less 112 shares
    repurchased...............................        --          --        --           394        --           --          394
                                                     ---------------------------------------------------------------------------
BALANCE AT MARCH 31, 2003.....................       $--        $236      $106      $120,961      $(28)    $139,341     $260,616
                                                     ===========================================================================

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                           K-V PHARMACEUTICAL COMPANY AND SUBSIDIARIES
                                              CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                 YEAR ENDED MARCH 31,
                                                                                    ---------------------------------------------
                                                                                      2003               2002              2001
                                                                                    --------           --------          --------
                                                                                                    (IN THOUSANDS)
Operating Activities:
Net income.............................................................             $ 28,110           $ 31,464          $ 23,625
Adjustments to reconcile net income to net cash provided by operating activities:
   Depreciation and amortization.......................................                7,755              6,460             5,724
   Deferred income tax (benefit) provision.............................               (8,091)            (2,376)            2,294
   Deferred compensation...............................................                  196                183               174
   Litigation..........................................................               16,500                  -                 -
Changes in operating assets and liabilities:
   Increase in receivables, net........................................               (3,167)           (27,959)           (2,578)
   Increase in inventories.............................................               (5,623)            (2,886)           (2,097)
   Decrease (increase) in prepaid and other assets.....................                  514                783            (4,700)
   Increase (decrease) in accounts payable and accrued.................
      liabilities......................................................                7,127             10,228            (5,372)
                                                                                    --------           --------          --------
Net cash provided by operating activities..............................               43,321             15,897            17,070
                                                                                    --------           --------          --------

Investing Activities:
   Purchase of property and equipment, net.............................              (16,113)            (8,484)           (8,057)
   Purchase of stock and intangible assets.............................               (3,000)                 -                 -
   Product acquisition.................................................              (13,000)                 -                 -
                                                                                    --------           --------          --------
Net cash used in investing activities..................................              (32,113)            (8,484)           (8,057)
                                                                                    --------           --------          --------

Financing Activities:
   Principal payments on long-term debt................................                 (743)              (693)          (17,646)
   Proceeds from credit facility.......................................                    -                  -             5,000
   Dividends paid on preferred stock...................................                  (70)               (70)             (420)
   Proceeds from issuance of common stock..............................               72,380                  -                 -
   Sale of common stock to employee profit sharing plan................                  905                338                 -
   Exercise of common stock options....................................                  499                993             4,738
                                                                                    --------           --------          --------
Net cash provided by (used in) financing activities....................               72,971                568            (8,328)
                                                                                    --------           --------          --------

Increase in cash and cash equivalents..................................               84,179              7,981               685
Cash and cash equivalents:
   Beginning of year...................................................               12,109              4,128             3,443
                                                                                    --------           --------          --------
   End of year.........................................................             $ 96,288           $ 12,109          $  4,128
                                                                                    ========           ========          ========
Non-cash investing and financing activities:
Term loans refinanced..................................................             $  1,738           $  2,450          $      -
Issuance of common stock under product development
   agreement...........................................................                    -                125                 -
Payments due on product acquisitions...................................               15,983                  -                 -
Portion of product acquisition financed by promissory notes............               13,234                  -                 -

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


1.       DESCRIPTION OF BUSINESS
         -----------------------

         K-V Pharmaceutical Company and its subsidiaries ("KV" or the "Company") are primarily engaged in the development, acquisition, manufacture, marketing and sale of technologically distinguished branded and generic/non-branded prescription pharmaceutical products. The Company was incorporated in 1971 and has become a leader in the development of advanced drug delivery and formulation technologies that are designed to enhance therapeutic benefits of existing drug forms. Through internal product development and synergistic acquisitions of products, KV has grown into a fully integrated specialty pharmaceutical company. The Company also develops, manufactures and markets technologically advanced, value-added raw material products for the pharmaceutical, nutritional, food and personal care industries.


2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
         ------------------------------------------

              PRINCIPLES OF CONSOLIDATION
              ---------------------------

              The Company's consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America. The consolidated financial statements include the accounts of KV and its wholly-owned subsidiaries. All material intercompany accounts and transactions have been eliminated in consolidation.


              USE OF ESTIMATES
              ----------------

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

              The most significant estimates made by management include the determination of sales allowances, valuation of inventory balances, the determination of useful lives for intangible assets, and the evaluation of intangible assets and goodwill for impairment. Management periodically evaluates estimates used in the preparation of the consolidated financial statements and makes changes on a prospective basis when adjustments are necessary.

              CASH EQUIVALENTS
              ----------------

              Cash equivalents consist of only those highly liquid investments that are readily convertible to cash and that have original maturities of three months or less. At March 31, 2003 and 2002, cash equivalents totaled $92,635 and $10,350, respectively.

              INVENTORIES
              -----------

              Inventories consist of finished goods held for distribution, raw materials and work in process. Inventories are stated at the lower of cost or market, with the cost determined on the first-in, first-out (FIFO) basis. Reserves for potentially obsolete or slow moving inventory are established by management based on evaluation of inventory levels, forecasted demand, and market conditions.

              PROPERTY AND EQUIPMENT
              ----------------------

              Property and equipment are stated at cost, less accumulated depreciation. Depreciation expense is computed over the estimated useful lives of the related assets using the straight-line method. The estimated useful lives are principally 10 years for land improvements, 10 to 40 years for buildings and improvements, 3 to 15 years for machinery and equipment, and 3 to 10 years for office furniture and equipment. Leasehold improvements are amortized on a straight-line basis over the shorter of the respective lease terms or the estimated useful life of the assets. The Company assesses property and equipment for impairment whenever events or changes in circumstances indicate that an asset's carrying amount may not be recoverable.

              INTANGIBLE ASSETS AND GOODWILL
              ------------------------------

              Intangible assets consist of product rights, license agreements and trademarks resulting from product acquisitions and legal fees and similar costs relating to the development of patents and trademarks. Intangible assets that are acquired are stated at cost, less accumulated amortization, and are amortized on a straight-line basis over estimated useful lives of 20 years. Upon approval, costs associated with the development of patents and trademarks are amortized on a straight-line basis over estimated useful lives ranging from 5 to 17 years. The Company evaluates its intangible assets for impairment whenever events or changes in circumstances indicate that an intangible asset's carrying amount may not be recoverable. Recoverability is determined by comparing the carrying amount of an intangible asset against an estimate of the undiscounted future cash flows expected to result from its use and eventual disposition. If the sum of the expected future undiscounted cash flows is less than the carrying amount of the intangible asset, an impairment loss is recognized based on the excess of the carrying amount over the estimated fair value of the intangible asset.

              Goodwill relates to the 1972 acquisition of the Company's specialty materials segment and is recorded net of accumulated amortization through March 31, 2002. In accordance with the Company's adoption of Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets, on April 1, 2002, amortization of goodwill was discontinued. Instead, goodwill is now subject to at least an annual assessment of impairment on a fair value basis. The Company's initial goodwill impairment test as of April 1, 2002 resulted in no impairment of goodwill. Amortization of goodwill for both fiscal 2002 and 2001 was $55. Basic and diluted earnings per share for fiscal 2002 and 2001 would have been unchanged if goodwill amortization was excluded from net income on a pro forma basis.

              OTHER ASSETS
              ------------

              Non-marketable equity investments for which the Company does not have the ability to exercise significant influence over operating and financial policies (generally less than 20% ownership) are accounted for using the cost method. Such investments are included in "Other assets" in the accompanying consolidated balance sheets.

              These investments are periodically reviewed for other-than-temporary declines in fair value. Other than temporary declines in fair value are identified by evaluating market conditions, the entity's ability to achieve forecast and regulatory submission guidelines, as well as the entity's overall financial condition.

              REVENUE RECOGNITION
              -------------------

              Revenue from product sales is recognized when the merchandise is shipped to an unrelated third party pursuant to Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements. Accordingly, revenue is recognized when all of the following occur: a purchase order is received from a customer; title and risk of loss pass to the Company's customer upon shipment of the merchandise under the terms of FOB shipping point; prices and estimated sales provisions for product returns, sales rebates, payment discounts, chargebacks, and other promotional allowances are reasonably determinable; and, the customer's payment ability has been reasonably assured.

              Concurrently with the recognition of revenue, the Company records estimated sales provisions for product returns, sales rebates, payment discounts, chargebacks, and other sales allowances. Sales provisions are established based upon consideration of a variety of factors, including but not limited to, historical relationship to revenues, historical payment and return experience, estimated customer inventory levels, customer rebate arrangements, and current contract sales terms with wholesale and indirect customers. The following briefly describes the nature of each provision and how such provisions are estimated.


                   o Payment discounts are reductions to invoiced amounts offered to customers for payment within a specified period and are estimated upon shipment utilizing historical customer payment experience.
                   o Sales rebates are offered to certain customers to promote customer loyalty and encourage greater product sales. These rebate programs provide that, upon the attainment of pre-established volumes or the attainment of revenue milestones for a specified period, the customer receives credit against purchases. Other promotional programs are incentive programs periodically offered to customers. Due to the nature of these programs, the Company is able to estimate provisions for rebates and other promotional programs based on the specific terms in each agreement at the time of shipment.
                   o Consistent with common industry practices, the Company has agreed to terms with its customers to allow them to return product that is within a certain period of the expiration date. Upon shipment of product to customers, the Company provides for an estimate of product to be returned. This estimate is determined by applying a historical relationship of customer returns to amounts invoiced.
                   o Generally the Company provides credits to customers for decreases that are made to selling prices for the value of inventory that is owned by customers at the date of the price reduction. The Company has not contractually agreed to provide price adjustment credits to its customers; instead, the Company issues price adjustment credits at its discretion. Price adjustment credits are estimated at the time the price reduction occurs. The amount is calculated based on an estimate of customer inventory levels.
                   o KV has arrangements with certain parties establishing prices for the Company's products for which the parties independently select a wholesaler from which to purchase. Such parties are referred to as indirect customers. A chargeback represents the difference between the Company's invoice price to the wholesaler and the indirect customer's contract price, which is lower. Provisions for estimating chargebacks are calculated primarily using historical chargeback experience, actual contract pricing and estimated wholesaler inventory levels.

              Actual product returns, chargebacks and other sales allowances incurred are, however, dependent upon future events and may be different than the Company's estimates. The Company continually monitors the factors that influence sales allowance estimates and makes adjustments to these provisions when management believes that actual product returns, chargebacks and other sales allowances may differ from established allowances.

              Accruals for sales provisions are presented in the consolidated financial statements as reductions to net revenues and accounts receivable. Sales provisions totaled $98,929, $98,592 and $85,881 for the years ended March 31,
              2003, 2002 and 2001, respectively. The reserve balances related to the sales provisions totaled $29,658 and $18,958 at March 31, 2003 and 2002, respectively, and are included in "Receivables, less allowance for doubtful accounts" in the accompanying consolidated balance sheets.

              The Company also enters into long-term agreements under which it assigns marketing rights for the products it has developed to pharmaceutical marketers. Royalties are earned based on the sale of products.

              CONCENTRATION OF CREDIT RISK
              ----------------------------

              The Company extends credit on an uncollateralized basis primarily to wholesale drug distributors and retail pharmacy chains throughout the United States. As a result, the Company is required to estimate the level of receivables which ultimately will not be paid. The Company calculates this estimate based on prior experience supplemented by a customer specific review when it is deemed necessary. On a periodic basis, the Company performs evaluations of the financial condition of all customers to further limit its credit risk exposure. Actual losses from uncollectible accounts have historically been insignificant.

              The Company's three largest customers accounted for approximately 33%, 20% and 14%, and 29%, 25% and 12% of gross receivables at March 31, 2003 and 2002, respectively.

              During fiscal 2003, KV's three largest customers accounted for 23%, 18% and 14% of gross revenues. In fiscal 2002 and 2001, the Company's three largest customers accounted for gross revenues of 20%, 19% and 13% and 23%, 20% and 14%, respectively.

              SHIPPING AND HANDLING COSTS
              ---------------------------

              The Company classifies shipping and handling costs in cost of sales. The Company does not derive revenue from shipping.

              RESEARCH AND DEVELOPMENT
              ------------------------

              Research and development costs, including licensing fees of early-stage development products, are expensed in the period incurred.

              The Company has licensed the exclusive rights to co-develop and market various products with other drug delivery companies. These collaborative agreements usually require the Company to pay up-front fees and ongoing milestone payments. When the Company makes an up-front or milestone payment, management evaluates the stage of the related product to determine the appropriate accounting treatment. If the product is considered to be beyond the early development stage but has not yet been approved by regulatory authorities, the Company will evaluate the facts and circumstances of each case to determine if a portion or all of the payment has future economic benefit and should be capitalized. Payments made to third parties subsequent to regulatory approval are capitalized with that cost generally amortized over the patented life of the product.

              The Company accrues estimated costs associated with clinical studies performed by contract research organizations based on the total of costs incurred through the balance sheet date. The Company monitors the progress of the trials and their related activities to the extent possible, and adjusts the accruals accordingly. These accrued costs are recorded as a component of research and development expense.

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

              INCOME TAXES
              ------------

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

              STOCK-BASED COMPENSATION
              ------------------------

              The Company grants stock options for a fixed number of shares to employees with an exercise price greater than or equal to the fair value of the shares at the date of grant. As permissible under Statement of Financial Accounting Standards
              (SFAS) No. 123, Accounting for Stock-Based Compensation, the Company elected to continue to account for stock option grants to employees in accordance with Accounting Principles Board
              (APB) Opinion No. 25, Accounting for Stock Issued to Employees and related interpretations. APB 25 requires that compensation cost related to fixed stock option plans be recognized only to the extent that the fair value of the shares at the grant date exceeds the exercise price. Accordingly, no compensation expense is recognized for stock option awards granted to employees at or above fair value. Had the Company determined compensation expense using the fair value method prescribed by SFAS 123, the Company's net income and earnings per share would have been as follows:

                                                                              2003             2002              2001
                                                                              ----             ----              ----

                  Net income, as reported........................           $ 28,110         $ 31,464          $ 23,625

                  Stock based employee
                    compensation expense,
                    net of tax...................................               (815)            (815)             (907)
                                                                            --------         --------          --------
                  Pro forma net income...........................           $ 27,295         $ 30,649          $ 22,718
                                                                            ========         ========          ========

                  Earnings per share:
                     Basic - as reported.........................           $   0.84         $   1.03          $   0.80
                     Basic - pro forma...........................               0.82             1.00              0.77
                     Diluted - as reported.......................               0.82             0.98              0.74
                     Diluted - pro forma.........................               0.79             0.95              0.71

              The weighted average fair value of the options has been estimated on the date of grant using the following weighted average assumptions for grants in fiscal 2003, 2002 and 2001, respectively: no dividend yield; expected volatility of 45%, 56% and 56%; risk-free interest rate of 2.40%, 6.00% and 6.50% per annum; and expected option terms ranging from 3 to 10 years for all three years. Weighted averages are used because of varying assumed exercise dates.

              FAIR VALUE OF FINANCIAL INSTRUMENTS
              -----------------------------------

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

              In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. It supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of, and certain provisions of APB No. 30, Reporting the Effects of Disposal of a Segment of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business. SFAS 144 establishes a single accounting model, based on the framework established in SFAS 121, for long-lived assets to be disposed of by sale and resolves other implementation issues related to SFAS 121. This statement was adopted by the Company effective April 1, 2002. The adoption of SFAS 144 did not have a material impact on the Company's results of operations or financial position.

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

              In July 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS 146 addresses the recognition, measurement, and reporting of costs associated with exit and disposal activities, including costs related to terminating a contract that is not a capital lease and termination benefits that employees who are involuntarily terminated receive under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract. SFAS 146 requires recording costs associated with exit or disposal activities at their fair values when a liability has been incurred. Under previous guidance, certain exit costs were accrued upon management's commitment to an exit plan, which is generally before an actual liability has been incurred. This statement is effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of SFAS 146 did not have a material impact on the Company's results of operations or financial position.

              In November 2002, the FASB issued FASB Interpretation (FIN) No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. FIN 45 elaborates on disclosures to be made by a guarantor in its financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of the guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002 and the disclosure requirements are effective for all financial statements of periods ending after December 31, 2002. At March 31, 2003, the Company was not a guarantor on any debt instruments.

              In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation--Transition and Disclosure--an amendment of FASB Statement No. 123. SFAS 148 amends SFAS 123, Accounting for

              Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS 148 is effective for the Company's fiscal year ended March 31, 2003. The Company did not adopt the fair value method of valuing stock options, however, the adoption of the disclosure provisions of SFAS 148 did not have a material impact on the Company's financial condition or results of operations.

              In January 2003, the FASB issued FIN No. 46, Consolidation of Variable Interest Entities, an interpretation of ARB No. 51. FIN 46 provides guidance on: 1) the identification of entities for which control is achieved through means other than through voting rights and 2) how to determine when and which business enterprise should consolidate such entities. In addition, FIN 46 requires that any enterprises with a significant variable interest in these types of entities make additional disclosures in all financial statements initially issued after January 31, 2003. The Company does not anticipate the adoption of this Interpretation will have any impact on its financial position or results of operations.

              In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS 150 establishes standards for how entities classify and measure in their statement of financial position certain financial instruments with characteristics of both liabilities and equity. The provisions of SFAS 150 are effective for financial instruments entered into or modified after May 31, 2003, and otherwise shall be effective at the beginning of the first fiscal interim period beginning after June 15, 2003. The Company does not expect adoption of this statement to have a material impact on its results of operations or financial position.

              RECLASSIFICATIONS
              -----------------

              Certain reclassifications to prior years' financial information have been made to conform to the fiscal 2003 presentation.


3.       ACQUISITIONS AND LICENSE AGREEMENTS
         -----------------------------------

         On March 31, 2003, the Company acquired from Schwarz Pharma (Schwarz) the product rights and trademarks to the Niferex(R) line of hematinic products for $14,300, plus expenses. The acquisition was financed with cash on hand. The purchase price was allocated to the trademark rights acquired and is being amortized over an estimated life of 20 years.

         On March 31, 2003, the Company acquired from a subsidiary of Altana Pharma AG (Altana) the world-wide product rights and trademarks to the Chromagen(R) and StrongStart(R) product lines for $27,000, plus expenses. The Chromagen(R) product line includes three hematinic products used in the treatment of anemias and one prenatal vitamin, while the StrongStart(R) product line consists of two prenatal vitamin products. In accordance with the acquisition agreement, the Company entered into a transitional supply agreement. The acquisition was financed with a $13,000 cash payment and two non-interest bearing $7,000 promissory notes issued to Altana, which are due on the first and second anniversaries of the agreement. The promissory notes, which are non-interest bearing, were discounted using imputed interest rates of 3.36% and 4.08%, respectively, both of which approximate the Company's borrowing rate for similar debt instruments at the time of the borrowing. Using the imputed interest rates, the present value of the notes was determined to be $13,234, resulting in a discount of $766. The purchase price was allocated to the trademark rights acquired and is being amortized over an estimated life of 20 years.

         On April 18, 2002, the Company entered into an agreement with FemmePharma, Inc. (FemmePharma) whereby the Company was granted an exclusive license to manufacture and sell in North America and certain foreign markets intravaginal products containing Danazol and certain vaginal anti-infective products under development (the License Agreement). The initial product covered by the License Agreement is intended for use in the treatment of endometriosis under FemmePharma's patented Pardel(TM) technology. In consideration for the rights and licenses received, the Company paid $1,000 for use of the Pardel(TM) trademark and will pay up to an additional $8,500 upon successful achievement of certain regulatory milestones. These milestone payments will commence upon submission of a New Drug Application (NDA) to the Food and Drug Administration for the initial product covered by the License Agreement. The amounts paid and the costs to be incurred under this agreement will be allocated to license agreements and amortized over the estimated lives of the products upon launch. The Company is also obligated to pay royalties on product sales covered by the License Agreement. These disbursements will be recognized as a cost of sales concurrently with the revenue earned on the products to which the royalties relate.

         Under a separate agreement, the Company invested $2,000 in FemmePharma's convertible preferred stock and agreed to make an additional $3,000 convertible preferred stock investment following commencement of Phase III studies by the FDA on the initial product covered by the License Agreement. The $2,000 investment was accounted for using the cost method since the Company does not have the ability to exercise significant influence over operating and financial policies of FemmePharma. This investment is included in "Other assets" in the accompanying consolidated balance sheets.

4.       INVENTORIES
         -----------

         Inventories as of March 31, consist of:

                                                                       2003               2002
                                                                       ----               ----

                  Finished goods.....................                $ 26,524           $ 18,600
                  Work-in-process....................                   4,290              4,702
                  Raw materials......................                  12,532             12,903
                                                                     --------           --------
                                                                       43,346             36,205
                  Reserves for obsolescence..........                  (1,003)            (1,108)
                                                                     --------           --------
                                                                     $ 42,343           $ 35,097
                                                                     ========           ========

5.       PROPERTY AND EQUIPMENT
         ----------------------

         Property and equipment as of March 31, consist of:

                                                                                2003                2002
                                                                                ----                ----

                  Land and improvements.................................      $  2,083            $  2,083
                  Building and building improvements....................        17,246              16,611
                  Machinery and equipment...............................        35,548              31,497
                  Office furniture and equipment........................        12,185               8,766
                  Leasehold improvements................................        10,708               3,195
                  Construction-in-progress (estimated costs to
                     complete at March 31, 2003 was $1,433).............         5,848               5,353
                                                                              --------            --------
                                                                                83,618              67,505
                  Less accumulated depreciation and amortization........       (31,715)            (26,281)
                                                                              --------            --------
                     Net property and equipment.........................      $ 51,903            $ 41,224
                                                                              ========            ========

         Purchases of property and equipment were $16,113, $8,484 and $8,057 for fiscal 2003, 2002 and 2001, respectively. Depreciation and amortization of property and equipment was $5,434, $4,107 and $3,383 for fiscal 2003, 2002 and 2001, respectively.

6.       INTANGIBLE ASSETS AND GOODWILL
         ------------------------------

         Intangible assets and goodwill as of March 31, consist of:

                                                                     2003                                        2002
                                                      ---------------------------------           ---------------------------------
                                                        GROSS                                       GROSS
                                                      CARRYING             ACCUMULATED            CARRYING              ACCUMULATED
                                                       AMOUNT              AMORTIZATION            AMOUNT              AMORTIZATION
                                                       ------              ------------            -------             ------------

              Product rights - Micro-K(R).......       $36,140               $(7,294)              $36,140               $(5,490)
              Product rights - PreCare(R).......         8,433                (1,546)                8,433                (1,124)
              Trademarks acquired.............          42,476                     -                     -                     -
              License agreements..............           1,000                     -                     -                     -
              Trademarks and patents..........           3,114                  (303)                3,046                  (269)
                                                       -------               -------               -------               -------
                  Total intangible assets.....          91,163                (9,143)               47,619                (6,883)
              Goodwill........................             557                     -                   557                     -
                                                       -------               -------               -------               -------
                                                       $91,720               $(9,143)              $48,176               $(6,883)
                                                       =======               =======               =======               =======

         Amortization of intangible assets was $2,321, $2,298 and $2,286 for fiscal 2003, 2002 and 2001, respectively. Amortization of goodwill was $55 for fiscal 2002 and 2001.

         Estimated annual amortization expense is $4,450 for each of the five succeeding fiscal years.

7.       OTHER ASSETS
         ------------

         Other assets as of March 31, consist of:

                                                                               2003               2002
                                                                               ----               ----

                  Cash surrender value of life insurance...............       $1,634             $1,845
                  Other investments....................................        2,000                  -
                  Deposits.............................................          994              2,015
                  Other................................................           44                 62
                                                                              ------             ------
                                                                              $4,672             $3,922
                                                                              ======             ======

8.       ACCRUED LIABILITIES
         -------------------

         Accrued liabilities as of March 31, consist of:

                                                                       2003              2002
                                                                       ----              ----

                  Salaries, wages, incentives and benefits.......    $ 6,202           $ 5,665
                  Income taxes...................................      8,402             6,929
                  Promotion expenses.............................      2,744             2,846
                  Payments due on product acquisitions...........     15,983                 -
                  Assumed liabilities - product acquisitions.....      1,882                 -
                  Litigation reserve.............................     16,500                 -
                  Other..........................................        835               892
                                                                     -------           -------
                                                                     $52,548           $16,332
                                                                     =======           =======

9.       LONG-TERM DEBT
         --------------

         Long-term debt as of March 31, consists of:

                                                                       2003             2002
                                                                       ----             ----

                  Industrial revenue bonds....................       $   530           $  855
                  Building mortgages..........................         3,826            4,244
                  Notes payable...............................        13,234                -
                                                                     -------           ------
                                                                      17,590            5,099
                  Less current portion........................        (7,484)            (712)
                                                                     -------           ------
                                                                     $10,106           $4,387
                                                                     =======           ======

         As of March 31, 2003, the Company has a credit agreement with a bank that provides for a revolving line of credit for borrowing up to $60,000. The credit agreement provides for a $40,000 unsecured revolving line of credit along with an unsecured supplemental credit line of $20,000 for financing acquisitions. The $40,000 unsecured revolving line of credit expires in October 2004. The unsecured supplemental credit line of $20,000, which was renewed in December 2002, expires in December 2003. The revolving credit lines charge interest at the lower of the prime rate or the one-month LIBOR rate plus 150 basis points. At March 31, 2003, the Company had $11,906 in open letters of credit issued under the credit facilities. The credit agreement includes covenants that impose minimum levels of earnings before interest, taxes, depreciation and amortization, a maximum funded debt ratio, and a limit on capital expenditures and dividend payments. As of March 31, 2003, the Company was in compliance with all of its covenants.

         The industrial revenue bonds, which bear interest at 7.35% per annum, mature serially through 2005 and are collateralized by certain property and equipment, as well as through a letter of credit, which may only be accessed in case of default on the bonds. The bonds do not allow the holder to require the Company to redeem the bonds.

         In December 2002, the Company refinanced $1,738 of a building mortgage that was due in March 2004. At March 31, 2003, the building mortgages bear interest at 7.57% and 6.27% and require monthly principal payments of $19 and $13 plus interest through November 2006 and November 2007, respectively. The remaining principal balances plus any unpaid interest are due on December 20, 2006 and December 20, 2007, respectively.

         The notes payable relate to two unsecured promissory notes for $7,000 each that were entered into in conjunction with the Altana acquisition agreement (see Note 3). The two notes are due on March 31, 2004 and March 31, 2005. The promissory notes, which are non-interest bearing, were discounted using imputed interest rates of 3.36% and 4.08%, respectively, both of which approximate the Company's borrowing rate for similar debt instruments at the time of the borrowing. The present value of the notes was determined to be $13,234, resulting in a discount of $766.

         The aggregate maturities of long-term debt as of March 31, 2003 are as follows:

                  2004..........................          $ 7,484
                  2005..........................            7,052
                  2006..........................              386
                  2007..........................            1,593
                  2008..........................            1,075
                                                          -------
                                                          $17,590
                                                          =======

         The Company paid interest of $389, $417 and $1,329 during the years ended March 31, 2003, 2002 and 2001, respectively.

10.      COMMITMENTS AND CONTINGENCIES
         -----------------------------

         LEASES

         The Company leases manufacturing, office and warehouse facilities, equipment and automobiles under operating leases expiring through 2012. Total rent expense for the years ended March 31, 2003, 2002 and 2001 was $4,785, $4,441 and $4,319, respectively.

         Future minimum lease commitments under non-cancelable leases are as follows:

                  2004..........................          $  3,072
                  2005..........................             2,761
                  2006..........................             2,390
                  2007..........................             2,308
                  2008..........................             1,962
                  Later years...................             7,622

         CONTINGENCIES

         The Company is currently subject to legal proceedings and claims that have arisen in the ordinary course of business. While the Company is not presently able to determine the potential liability, if any, related to such matters, the Company believes none of the matters it currently faces, individually or in the aggregate, will have a material adverse effect on its financial position or operations except for the Healthpoint and PPA litigation described in Litigation below.

         The Company has licensed the exclusive rights to co-develop and market various generic equivalent products with other drug delivery companies. These collaboration agreements require the Company to make up-front and ongoing payments as development milestones are attained. If all milestones remaining under these agreements were reached, payments by the Company could total up to $17,300.

         EMPLOYMENT AGREEMENTS

         The Company has employment agreements with certain officers and key employees which extend for one to five years. These agreements provide for base levels of compensation and, in certain instances, also provide for incentive bonuses and separation benefits. Also, the agreement with one officer contains provisions for partial salary continuation under certain conditions, contingent upon noncompete restrictions and providing consulting services to the Company as specified in the agreement. The Company expensed $196, $183 and $174, under this agreement in the years ended March 31, 2003, 2002 and 2001, respectively.

         LITIGATION

         ETHEX Corporation (ETHEX), a subsidiary of the Company, is a defendant in a lawsuit styled Healthpoint, Ltd. v. ETHEX Corporation, pending in federal court in San Antonio, Texas. In general, the plaintiffs allege that ETHEX's comparative promotion of its Ethezyme(TM) to Healthpoint's Accuzyme(R) product resulted in false advertising and misleading statements under various federal and state laws, and constituted unfair competition and misappropriation of trade secrets. In September 2001, the jury returned verdicts against ETHEX on certain false advertising, unfair competition, and misappropriation claims. The jury awarded compensatory and punitive damages totaling $16,500. On October 1, 2002, the U.S. District Court for the Western District of Texas denied ETHEX's motion to set aside the jury's verdict. On December 17, 2002, the court entered a judgment awarding attorneys' fees to Healthpoint in an amount to be subsequently determined.

         We believe that the jury award is excessive and is not sufficiently supported by the facts or the law. We intend to vigorously appeal once the court has entered a final judgment. We and our counsel believe that there are meritorious arguments to be raised during the appeal process; however, we are not presently able to predict the outcome of the pending District Court's motions or an appeal. As a result of the court's earlier decisions, our results of operations for fiscal 2003 included a reserve for potential damages of $16,500, which is reflected in accrued liabilities on our consolidated balance sheet as of March 31, 2003. To date Healthpoint has requested reimbursement for approximately $1,800 in attorneys' fees in addition to the judgment discussed above. We are contesting Healthpoint's entitlement to and their requested amount of attorneys' fees. As of this date, the court had not entered any order with respect to the amount of attorneys' fees to be awarded. Our counsel has advised us that the amount could range from zero to $1,800, the amount requested by Healthpoint. Based on our current analysis we believe that the reserve as recorded will be adequate to cover any judgment, including attorneys' fees, which may result at the end of the appeal process. We are continually evaluating the need for additional reserves as the case progresses through the appeal process.
                                     61

         We previously distributed several low volume pharmaceutical products that contained phenylpropanolamine, or PPA, and that were discontinued in 2000 and 2001. We are presently named as one of several defendants in two product liability lawsuits in federal court in Nevada and Mississippi involving PPA. The Nevada case is Deuel, David, et al. v. KV Pharmaceutical Company, Inc. The suit was filed on June 11, 2001. Discovery has been initiated in this case, and we currently have completed the basic fact discovery and depositions, however no discovery cut-off date has been assigned and there is presently no trial date. The Mississippi case is Virginia Madison, et al. v. Bayer Corporation, et al. We are one of several defendants named in the lawsuit. The suit was filed on December 23, 2002, but was not served on us until February 2003. The case was originally filed in the Circuit Court of Hinds County, Mississippi, and was removed to the United States District Court for the Southern District of Mississippi by co-defendant Bayer Corporation. The Plaintiffs have filed a motion to remand the case to the Circuit Court of Hinds County, Mississippi, which has caused the Court to enter a stay of all proceedings pending a resolution of the motion. So far, the Court has not ruled on the motion. Both the Nevada and Mississippi cases have been transferred to a Judicial Panel on Multi District Litigation for PPA claims sitting in the Western District of Washington. Each lawsuit alleges bodily injury, wrongful death, economic injury, punitive damages, loss of consortium and/or loss of services from the use of our distributed pharmaceuticals containing PPA that have since been discontinued and/or reformulated to exclude PPA. We believe that we have substantial defenses to these claims, though the ultimate outcome of these cases and the potential effect on us cannot be determined.

         We are being defended and indemnified in the Nevada PPA lawsuits by our products liability insurer subject to a reservation of rights. Our product liability coverage was obtained on a claims made basis and provides coverage for judgments, settlements and defense costs arising from product liability claims. However, such insurance may not be adequate to remove the risk from some or all product liability claims, including PPA claims, and is subject to the limitations described in the terms of the policies. Furthermore, our product liability coverage for PPA claims expired for claims made after June 15, 2002. Although we renewed our product liability coverage for a policy term of June 15, 2002 through June 15, 2003, that policy excludes future PPA claims in accordance with the standard industry exclusion. Consequently, as of June 15, 2002, we have provided for legal defense costs and indemnity payments involving PPA claims on a going forward basis, including the Mississippi lawsuit that was filed during the June 15, 2002 through June 15, 2003 policy period. Moreover, we may not be able to obtain product liability insurance in the future for PPA claims with adequate coverage limits at commercially reasonable prices for subsequent periods. From time to time in the future, we may be subject to further litigation resulting from products containing PPA that we formerly distributed. We intend to vigorously defend any claims that may be raised in the current and future litigations.

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

11.      INCOME TAXES
         ------------

         The fiscal 2003, 2002, and 2001 provisions were based on estimated Federal and state taxable income using the applicable statutory rates. The current and deferred Federal and state income tax provisions for fiscal years 2003, 2002 and 2001 are as follows:

                                                                            2003            2002            2001
                                                                            ----            ----            ----
                  PROVISION
                     Current
                        Federal...............................             $21,524         $18,603         $10,072
                        State.................................               2,038           1,664           1,073
                                                                           -------         -------         -------
                                                                            23,562          20,267          11,145
                                                                           -------         -------         -------

                     Deferred
                        Federal...............................              (7,207)         (2,199)          2,061
                        State.................................                (884)           (177)            233
                                                                           -------         -------         -------
                                                                            (8,091)         (2,376)          2,294
                                                                           -------         -------         -------
                                                                           $15,471         $17,891         $13,439
                                                                           =======         =======         =======

         The reasons for the differences between the provision for income taxes and the expected Federal income taxes at the statutory rate are as follows:

                                                                            2003              2002            2001
                                                                            ----              ----            ----

                  Expected income tax expense.................             $15,253           $17,274         $12,972
                  State income taxes, less
                     Federal income tax benefit...............                 750               967             849
                  Business credits............................                (370)             (260)           (142)
                  Other ......................................                (162)              (90)           (240)
                                                                           -------           -------         -------
                                                                           $15,471           $17,891         $13,439
                                                                           =======           =======         =======

         As of March 31, 2003 and 2002, the tax effect of temporary differences between the tax basis of assets and liabilities and their financial reporting amounts are as follows:

                                                                     2003                                        2002
                                                       --------------------------------             ------------------------------
                                                       CURRENT              NON-CURRENT             CURRENT            NON-CURRENT

         Fixed asset basis differences........         $     -               $(3,397)               $    -               $(2,126)
         Reserves for inventory and
            receivables.......................           7,776                     -                 4,376                     -
         Vacation pay reserve.................             456                     -                   464                     -
         Deferred compensation................               -                 1,092                     -                 1,004
         Amortization.........................               -                (1,108)                    -                  (818)
         Litigation reserve...................           6,056                     -                     -                     -
         Other................................             503                     -                   387                     -
                                                       -------               -------                ------               -------
            Net deferred tax asset (liability)         $14,791               $(3,413)               $5,227               $(1,940)
                                                       =======               =======                ======               =======

         The Company paid income taxes of $22,088, $15,578 and $11,971 during the years ended March 31, 2003, 2002 and 2001, respectively.

12.      EMPLOYEE BENEFITS
         -----------------

         STOCK OPTION PLAN AND AGREEMENTS

         During fiscal 2002, the Board of Directors adopted the Company's 2001 Incentive Stock Option Plan (the 2001 Plan), which allows for the issuance of up to 3,750,000 shares of common stock. Prior to the approval of the 2001 Plan, the Company operated under the 1991 Incentive Stock Option Plan, as amended, which allowed for the issuance of up to 4,500,000 shares of common stock. Under the Company's stock option plans, options to acquire shares of common stock have been made available for grant to certain employees. Each option granted has an exercise price of not less than 100% of the market value of the common stock on the date of grant. The contractual life of each option is generally 10 years. The exercisability of the grants varies according to the individual options granted. In addition to the Stock Option Plan, the Company issues stock options periodically related to employment agreements with its executives and to non-employee directors. At March 31, 2003, options to purchase 244,150 shares of stock were outstanding pursuant to employment agreements and grants to non-employee directors.

         The following summary shows the transactions for the fiscal years 2003, 2002 and 2001 under option arrangements:

                                                     OPTIONS OUTSTANDING                             OPTIONS EXERCISABLE
                                                     -------------------                             -------------------
                                                                       AVERAGE                                          AVERAGE
                                                   NO. OF             PRICE PER                  NO. OF                PRICE PER
                                                   SHARES               SHARE                    SHARES                  SHARE
                                                   ------               -----                    ------                  -----
         Balance, March 31, 2000...........       3,087,645             $ 7.90                  1,779,264               $ 7.10
         Options granted...................         592,125              15.62                          -                    -
         Options becoming exercisable......               -                  -                    433,351                11.13
         Options exercised.................      (1,344,348)              7.15                 (1,344,348)                7.15
         Options canceled..................        (182,223)             10.47                    (54,644)                9.01
                                                 ----------                                    ----------
         Balance March 31, 2001............       2,153,199              10.27                    813,623                 9.04
         Options granted...................         362,000              20.44                          -                    -
         Options becoming exercisable......               -                  -                    385,356                12.79
         Options exercised.................        (188,703)              5.73                   (188,703)                5.73
         Options canceled..................        (194,110)             12.73                    (53,105)               10.63
                                                 ----------                                    ----------
         Balance March 31, 2002............       2,132,386              12.18                    957,171                11.11
         Options granted...................         467,025              18.52                          -                    -
         Options becoming exercisable......               -                  -                    377,637                13.81
         Options exercised.................         (90,280)              7.89                    (90,280)                7.89
         Options canceled..................        (173,776)             17.51                    (50,635)               16.45
                                                 ----------                                    ----------
         Balance March 31, 2003............       2,335,355             $13.22                  1,193,893               $11.97
                                                 ==========                                    ==========

         The weighted-average fair value of options granted at market price was $3.27, $5.45 and $4.18 per share in fiscal 2003, 2002 and 2001, respectively. The weighted-average fair value of options granted with an exercise price exceeding market price on the date of grant was $0.21, $0.45 and $1.83 per share in fiscal 2003, 2002 and 2001, respectively.

         The following table summarizes information about stock options outstanding at March 31, 2003:

                                            OPTIONS OUTSTANDING                                  OPTIONS EXERCISABLE
                           --------------------------------------------------------         -------------------------------
       RANGE OF              NUMBER          WEIGHTED AVERAGE           WEIGHTED              NUMBER            WEIGHTED
       EXERCISE            OUTSTANDING             LIFE                  AVERAGE            EXERCISABLE          AVERAGE
        PRICES             AT 3/31/03            REMAINING           EXERCISE PRICE         AT 3/31/03       EXERCISE PRICE
        ------             ----------            ---------           --------------         ----------       --------------
   $ 1.23 - $ 5.00           167,888              2 Years                $ 3.24               110,968            $ 3.08
   $ 5.01 - $ 9.00           252,713              4 Years                $ 5.62               155,072            $ 5.57
   $ 9.01 - $14.00           875,921              6 Years                $11.01               513,616            $11.08
   $14.01 - $21.00           818,363              7 Years                $17.05               377,532            $17.24
   $21.01 - $29.01           220,470              9 Years                $24.09                36,705            $24.05


         PROFIT SHARING PLAN

         The Company has a qualified trustee profit sharing plan (the "Plan") covering substantially all non-union employees. The Company's annual contribution to the Plan, as determined by the Board of Directors, is discretionary and was $445, $350 and $300 for fiscal 2003, 2002 and 2001, respectively. The Plan includes features as described under Section 401(k) of the Internal Revenue Code.

         The Company's contributions to the 401(k) investment funds are 50% of the first 7% of the salary contributed by each participant. Contributions of $1,185, $1,028 and $907 were made to the 401(k) investment funds in fiscal 2003, 2002 and 2001, respectively.

         Contributions are also made to multi-employer defined benefit plans administered by labor unions for certain union employees. Amounts charged to pension expense and contributed to these plans were $231, $165 and $161 in fiscal 2003, 2002 and 2001, respectively.

         HEALTH AND MEDICAL INSURANCE PLAN

         The Company contributes to health and medical insurance programs for its non-union and union employees. For non-union employees, the Company self-insures the first $100,000 of each employee's covered medical claims. Included in accrued liabilities in the consolidated balance sheets as of March 31, 2003 and 2002 were $400 and $400 of accrued health insurance reserves, respectively, for claims incurred but not reported. For union employees, the Company participates in a fully funded insurance plan sponsored by the union. Total health and medical insurance expense for the two plans was $6,636, $5,255, and $4,088 in fiscal 2003, 2002 and 2001, respectively.

13.      RELATED PARTY TRANSACTIONS
         --------------------------

         The Company currently leases certain real property from an affiliated partnership of an officer and director of the Company. Lease payments made for this property during the years ended March 31, 2003, 2002 and 2001 totaled $269, $263 and $246, respectively.

14.      EQUITY TRANSACTIONS
         -------------------

         During July 2002, the Company completed a public offering of approximately 3.3 million shares of Class A common stock. Net proceeds to the Company were $72,380 after deducting underwriting discounts, commissions and offering expenses.

         As of March 31, 2003 and 2002, the Company had 40,000 shares of 7% Cumulative Convertible Preferred Stock (par value $.01 per share) outstanding at a stated value of $25 per share. The preferred stock is non-voting with dividends payable quarterly. The preferred stock is redeemable at its stated value. Each share of preferred stock is convertible into Class A Common Stock at a conversion price of $4.45 per share. The preferred stock has a liquidation preference of $25 per share plus all accrued but unpaid dividends prior to any liquidation distributions to holders of Class A or Class B common stock. No dividends may be paid on Class A or Class B common stock unless all dividends on the Cumulative Convertible Preferred Stock have been declared and paid. Undeclared and unaccrued cumulative preferred dividends were $366, or $9.14 per share, at both March 31, 2003 and 2002. Also, under the terms of its credit agreement, the Company may not pay cash dividends in excess of 25% of the prior fiscal year's consolidated net income.

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

15.      EARNINGS PER SHARE
         ------------------

         The following table sets forth the computation of basic and diluted earnings per share:

                                                                            2003            2002            2001
                                                                            ----            ----            ----
                  Numerator:
                     Net income(1).....................................    $28,110         $31,464         $23,625
                     Preferred stock dividends.........................        (70)            (70)           (420)
                                                                           -------         -------         -------

                     Numerator for basic earnings per
                        share - income available to common
                        shareholders...................................     28,040          31,394          23,205

                     Effect of dilutive securities:
                        Preferred stock dividends......................         70              70             420
                                                                           -------         -------         -------

                     Numerator for diluted earnings per
                        share - income available to common
                        shareholders after assumed conversions.........    $28,110         $31,464         $23,625
                                                                           =======         =======         =======

                  Denominator:
                     Denominator for basic earnings per
                        share -- weighted-average shares...............     33,200          30,408          28,981
                                                                            ------          ------          ------

                     Effect of dilutive securities:
                        Employee stock options.........................        949           1,258           1,662
                        Convertible preferred stock....................        225             499           1,350
                                                                           -------         -------         -------

                     Dilutive potential common shares..................      1,174           1,757           3,012
                                                                           -------         -------         -------

                     Denominator for diluted earnings per
                        share -- adjusted weighted-average shares and
                        assumed conversions............................     34,374          32,165          31,993
                                                                           =======         =======         =======

                     Basic earnings per share(2) ......................    $  0.84         $  1.03         $  0.80
                                                                           =======         =======         =======
                     Diluted earnings per share(2)(3) .................    $  0.82         $  0.98         $  0.74
                                                                           =======         =======         =======

-------------------------
                  (1) Net income for the year ended March 31, 2003 includes
                      a reserve of $16,500 for potential damages associated with a lawsuit (see Note 10). The impact of the litigation reserve, net of the applicable tax effect, was $10,444.

                  (2) The two-class method for Class A and Class B common
                      stock is not presented because the earnings per share are equivalent to the if-converted method since dividends were not declared or paid and each class of common stock has equal ownership of the Company.

                  (3) Employee stock options to purchase 170,490, 27,550 and
                      5,750 shares of Class A common stock at March 31, 2003, 2002 and 2001, respectively, are not presented because these options are anti-dilutive. The exercise prices of these options exceeded the average market prices of the shares under option in each respective period.

16.      QUARTERLY FINANCIAL RESULTS (UNAUDITED)
         ---------------------------------------

                                                 1ST           2ND           3RD           4TH
                                               QUARTER       QUARTER       QUARTER       QUARTER            YEAR
                                               -------       -------       -------       -------            ----
FISCAL 2003
-----------
Net sales..................................    $49,227       $60,482       $61,929       $73,358          $244,996
Gross profit...............................     30,149        37,001        38,201        45,118           150,469
Pretax income (loss)(a)....................     10,621        (2,220)       15,555        19,625            43,581
Net income (loss)(a).......................      6,723        (1,405)       10,146        12,646            28,110
Earnings (loss) per share - basic..........       0.22         (0.04)         0.30          0.37              0.84
Earnings (loss) per share - diluted........       0.21         (0.04)         0.29          0.36              0.82

FISCAL 2002
-----------
Net sales..................................    $45,220       $50,658       $51,553       $56,674          $204,105
Gross profit...............................     27,645        29,408        32,247        34,402           123,702
Pretax income..............................      8,883        11,027        12,782        16,663            49,355
Net income.................................      5,663         7,030         8,148        10,623            31,464
Earnings per share - basic.................       0.19          0.23          0.26          0.35              1.03
Earnings per share - diluted...............       0.18          0.22          0.25          0.33              0.98

        NOTE:
        ----

        (a) Pretax income (loss), for the three-months ended September 30, 2002 and the year ended March 31, 2003 includes a reserve of $16,500 for potential damages associated with a lawsuit (see
            Note 10). The impact of the litigation reserve, net of applicable income taxes was to reduce net income for the three months ended September 30, 2002 and the year ended
            March 31, 2003 by $10,444.

17.      SEGMENT REPORTING
         -----------------

         The reportable operating segments of the Company are branded products, specialty generics and specialty materials. The operating segments are distinguished by differences in products, marketing and regulatory approval. Segment profits are measured based on income before taxes and are determined based on each segment's direct revenues and expenses. The majority of research and development expense, corporate general and administrative expenses, amortization and interest expense, as well as interest and other income, are not allocated to segments, but included in the "all other" classification. Identifiable assets for the three reportable operating segments primarily include receivables, inventory, and property and equipment. For the "all other" classification, identifiable assets consist of cash and cash equivalents, corporate property and equipment, intangible and other assets and all income tax related assets. Accounting policies of the segments are the same as the Company's consolidated accounting policies.

         The following represents information for the Company's reportable operating segments for fiscal 2003, 2002 and 2001.

                               FISCAL YEAR
                                  ENDED         BRANDED     SPECIALTY     SPECIALTY      ALL
                                MARCH 31       PRODUCTS      GENERICS     MATERIALS     OTHER     ELIMINATIONS    CONSOLIDATED
                                ---------      --------      --------     ---------     -----     ------------    ------------
---------------------------------------------------------------------------------------------------------------------------------
   Net revenues                   2003          $43,677      $179,724      $17,395    $  4,200      $     -         $244,996
                                  2002           40,424       141,007       19,557       3,117            -          204,105
                                  2001           25,206       132,154       17,088       3,319            -          177,767
---------------------------------------------------------------------------------------------------------------------------------
   Segment profit (loss) (a)      2003            8,361        97,339        1,692     (63,811)           -           43,581
                                  2002            7,222        74,389        3,684     (35,940)           -           49,355
                                  2001           (6,490)       71,779        4,333     (32,558)           -           37,064
---------------------------------------------------------------------------------------------------------------------------------
   Identifiable assets            2003            7,819        69,303        8,797     267,907       (1,158)         352,668
                                  2002           12,555        58,618        8,774     116,403       (1,158)         195,192
                                  2001            9,497        31,241        8,278     103,559       (1,158)         151,417
---------------------------------------------------------------------------------------------------------------------------------
   Property and                   2003              634           116          143      15,220            -           16,113
     equipment additions          2002              707           120          391       7,266            -            8,484
                                  2001              226           805           91       6,935            -            8,057
---------------------------------------------------------------------------------------------------------------------------------
   Depreciation and               2003              260            55          164       7,276            -            7,755
     Amortization                 2002               74            79          156       6,151            -            6,460
                                  2001               82           180          152       5,310            -            5,724
---------------------------------------------------------------------------------------------------------------------------------

     (a) In the "all other" classification, segment profit (loss) for the year ended March 31, 2003 includes a litigation reserve of $16,500 for potential damages associated with a lawsuit (see Note 10).

         Consolidated revenues are principally derived from customers in North America and substantially all property and equipment is located in St. Louis, Missouri.

18.      SUBSEQUENT EVENTS
         -----------------

         PURCHASE OF BUILDING

         On April 28, 2003, the Company completed the purchase of an office building for $8,800. The facility consists of approximately 275,000 square feet of office, production, distribution and warehouse space. The purchase of the building was financed by a term loan secured by the property. The building mortgage bears interest at 5.30% and requires monthly principal payments of $49 plus interest through March 2008. The remaining principal balance plus any unpaid interest is due in April 2008.

         SALE OF $200 MILLION CONTINGENT CONVERTIBLE SUBORDINATED NOTES

         On May 16, 2003, the Company issued $200,000 of 2.50% Contingent Convertible Notes due May 16, 2033 (the Notes). Approximately $50,000 of the proceeds from the sale of these Notes was used to repurchase shares of Class A common stock, with the remainder to be used for potential acquisitions and general corporate purposes. The Notes bear interest at a rate of 2.50% per annum, which is payable on May 16 and November 16 of each year, beginning November 16, 2003. The Company also will pay contingent interest at a rate equal to 0.5% per annum during any six-month period from May 16 to November 15 and from November 16 to May 15, with the initial six-month period commencing May 16, 2006, if the average trading price of the Notes reaches certain thresholds.

         The Company may redeem some or all of the Notes at any time on or after May 21, 2006, at a redemption price, payable in cash, of 100% of the principal amount of the Notes, plus accrued and unpaid interest, including contingent interest, if any. Holders of the Notes may require the Company to repurchase all or a portion of their Notes on May 16, 2008, 2013, 2018, 2023 and 2028 and upon a change in control, as defined in the indenture governing the Notes, at a purchase price, payable in cash, of 100% of the principal amount of the Notes, plus accrued and unpaid interest, including contingent interest, if any.

         The Notes are convertible, at the holders' option, into shares of the Company's Class A common stock prior to the maturity date in the following circumstances:

              o during any quarter commencing after June 30, 2003, if the closing sale price of the Company's Class A common stock over a specified number of trading days during the previous quarter is more than 120% of the conversion price of the Notes on the last trading day of the previous quarter. The Notes are initially convertible at a conversion price of $34.51 per share, which is equal to a conversion rate of approximately
                  28.9771 shares per $1,000 principal amount of Notes;

              o   if the Company has called the Notes for redemption;

              o during the five trading day period immediately following any nine consecutive day trading period in which the trading price of the Notes per $1,000 principal amount for each day of such period was less than 95% of the product of the closing sale price of our Class A common stock on that day multiplied by the number of shares of our Class A common stock issuable upon conversion of $1,000 principal amount of the Notes; or

              o   upon the occurrence of specified corporate transactions.

         The Notes, which are unsecured, do not contain any restrictions on the payment of dividends, the incurrence of additional indebtedness or the repurchase of the Company's securities, and do not contain any financial covenants.

         The Company incurred approximately $6,000 of fees and other origination costs related to the issuance of the Notes. These costs will be amortized over a five-year period.

         As a result of the significant increase in debt related to the $200.0 million Notes issuance, the $60 million revolving line of credit the Company has with a bank was changed (see Note 9). The credit agreement, which previously included covenants that impose minimum levels of earnings before interest, taxes, depreciation and amortization, a maximum funded debt ratio, and a limit on capital expenditures and dividend payments, was expanded to include a minimum fixed charge ratio and a maximum senior leverage ratio.

ITEM  9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
         ---------------------------------------------------------------
         FINANCIAL DISCLOSURE
         --------------------

         Not Applicable.

                                  PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
         --------------------------------------------------

         The information contained under the caption "INFORMATION CONCERNING NOMINEES AND DIRECTORS CONTINUING IN OFFICE" in the Company's definitive proxy statement to be filed pursuant to Regulation 14(a) for its 2003 Annual Meeting of Shareholders, which involves the election of directors, is incorporated herein by this reference. Also see Item 4(a) of Part I hereof.

ITEM 11. EXECUTIVE COMPENSATION
         ----------------------

         The information contained under the captions "EXECUTIVE
         COMPENSATION" and "INFORMATION AS TO STOCK OPTIONS" in the Company's definitive proxy statement to be filed pursuant to Regulation 14(a) for its 2003 Annual Meeting of Shareholders is incorporated herein by this reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
         --------------------------------------------------------------

         The information contained under the caption "SECURITY OWNERSHIP OF PRINCIPAL HOLDERS AND MANAGEMENT" in the Company's definitive proxy statement to be filed pursuant to Regulation 14(a) for its 2003 Annual Meeting of Shareholders is incorporated herein by this reference.

         EQUITY COMPENSATION PLAN INFORMATION

         The following information regarding compensation plans of the Company is furnished as of March 31, 2003, the end of the Company's most recently completed fiscal year.

                                         EQUITY COMPENSATION PLAN INFORMATION
                                            REGARDING CLASS A COMMON STOCK
----------------------------------------------------------------------------------------------------------------------
                                                                                             NUMBER OF SECURITIES
                                                                                            REMAINING AVAILABLE FOR
                                 NUMBER OF SECURITIES TO BE                                  FUTURE ISSUANCE UNDER
                                  ISSUED UPON EXERCISE OF     WEIGHTED-AVERAGE EXERCISE    EQUITY COMPENSATION PLANS
                                    OUTSTANDING OPTIONS,        PRICE OF OUTSTANDING        (EXCLUDING SECURITIES
                                    WARRANTS AND RIGHTS      OPTIONS, WARRANTS AND RIGHTS   REFLECTED IN COLUMN (A))
                                    -------------------      ----------------------------   ------------------------


         PLAN CATEGORY                      (A)                          (B)                          (C)

Equity compensation plans
  approved by security holders(1)        1,737,332                      $13.28                     1,945,175

Equity compensation plans not
  approved by security holders(2)           89,750                      $15.58                        N/A
                                         ---------
             Total                       1,827,082                      $13.39                     1,945,175
                                         =========                                                 =========

                                         EQUITY COMPENSATION PLAN INFORMATION
                                            REGARDING CLASS B COMMON STOCK
----------------------------------------------------------------------------------------------------------------------
                                                                                             NUMBER OF SECURITIES
                                                                                            REMAINING AVAILABLE FOR
                                 NUMBER OF SECURITIES TO BE                                  FUTURE ISSUANCE UNDER
                                  ISSUED UPON EXERCISE OF     WEIGHTED-AVERAGE EXERCISE    EQUITY COMPENSATION PLANS
                                    OUTSTANDING OPTIONS,        PRICE OF OUTSTANDING        (EXCLUDING SECURITIES
                                    WARRANTS AND RIGHTS      OPTIONS, WARRANTS AND RIGHTS   REFLECTED IN COLUMN (A))
                                    -------------------      ----------------------------   ------------------------


         PLAN CATEGORY                      (A)                          (B)                          (C)

Equity compensation plans
  approved by security holders(1)         353,873                       $12.51                     1,261,000

Equity compensation plans not
  approved by security holders(2)         154,400                       $13.72                        N/A
                                          -------
             Total                        508,273                       $12.87                     1,261,000
                                          =======                                                  =========

(1) Consists of the Company's 2001 Incentive Stock Option Plan.
    See Note 12 of Notes to Consolidated Financial Statements.
(2) Consists of options that the Vice Chairman elected to take in lieu of earned incentive cash compensation and options granted to non-employee members of the Board of Directors.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
         ----------------------------------------------

         The information contained under the caption "TRANSACTIONS WITH ISSUER" in its definitive proxy statement to be filed pursuant to Regulation 14(a) for its 2003 Annual Meeting of Shareholders is incorporated herein by this reference.

ITEM 14. CONTROLS AND PROCEDURES
         -----------------------

         The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

         Within 90 days prior to the date of this report, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective.

         There have been no significant changes in our internal controls or in other factors that could significantly affect the internal controls subsequent to the date we completed our evaluation.


                                   PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
         ---------------------------------------------------------------

(a)      1.   Financial Statements:                                        Page

         The following consolidated financial statements of the Company are included in Part II, Item 8:

         Report of Independent Certified Public Accountants.............    45
         Consolidated Balance Sheets as of March 31, 2003 and 2002......    46
         Consolidated Statements of Income for the Years Ended
           March 31, 2003, 2002 and 2001................................    47

         Consolidated Statements of Shareholders' Equity for the Years
           Ended March 31, 2003, 2002 and 2001..........................    48

         Consolidated Statements of Cash Flows for the Years Ended
           March 31, 2003, 2002 and 2001................................    49

         Notes to Financial Statements..................................    50

         2. Financial Statement Schedules:

         Report of Independent Certified Public Accountants regarding
         Financial Statement Schedule...................................    75

         Schedule II - Valuation and Qualifying Accounts................    76

         3. Exhibits:

         See Exhibit Index on pages 80 through 86 of this Report.
         Management contracts and compensatory plans are designated on the Exhibit Index.

(b) A report on Form 8-K was filed by the Company on February 4, 2003 for a Regulation FD Disclosure.

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


Stockholders and Board of Directors
of KV Pharmaceutical Company


The audits referred to in our report dated May 23, 2003 relating to the consolidated financial statements of K-V Pharmaceutical Company, which are included in Item 8 of this Form 10-K, included the audit of the accompanying financial statement schedule. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based upon our audits. In our opinion such financial statement schedule presents fairly, in all material respects, the information set forth therein.

                                            /s/ BDO SEIDMAN, LLP


Chicago, Illinois
May 23, 2003

2. Financial Statement Schedules:

                                                    SCHEDULE II
                                        VALUATION AND QUALIFYING ACCOUNTS

                                                                   ADDITIONS
                                                BALANCE AT        CHARGED TO         AMOUNTS           BALANCE
                                                 BEGINNING         COSTS AND       CHARGED TO          AT END
                                                  OF YEAR          EXPENSES         RESERVES           OF YEAR
                                                  -------          --------         --------           -------
                                                                        (in thousands)
Year Ended March 31, 2001:
Allowance for doubtful accounts............    $         438    $          13     $           3    $          448
Inventory obsolescence.....................            1,062              418               893               587
                                               -------------    -------------     -------------    --------------
                                               $       1,500    $         431     $         896    $        1,035
                                               =============    =============     =============    ==============

Year Ended March 31, 2002:
Allowance for doubtful accounts............    $         448    $         113     $         158    $          403
Inventory obsolescence.....................              587            2,215             1,694             1,108
                                               -------------    -------------     -------------    --------------
                                               $       1,035    $       2,328     $       1,852    $        1,511
                                               =============    =============     =============    ==============

Year Ended March 31, 2003:
Allowance for doubtful accounts............    $         403    $         (81)    $        (100)   $          422
Inventory obsolescence.....................            1,108            2,053             2,158             1,003
                                               -------------    -------------     -------------    --------------
                                               $       1,511    $       1,972     $       2,058    $        1,425
                                               =============    =============     =============    ==============

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

                                     KV PHARMACEUTICAL COMPANY


Date: June 27, 2003               By   /s/  Marc S. Hermelin
                                    -----------------------------------------
                                      Vice Chairman of the Board and
                                      Chief Executive Officer
                                      (Principal Executive Officer)



Date: June 27, 2003               By   /s/  Gerald R. Mitchell
                                    -----------------------------------------
                                      Vice President, Treasurer and
                                      Chief Financial Officer
                                      (Principal Financial and Accounting
                                      Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on the dates indicated by the following persons on behalf of the Company and in their capacities as members of the Board of Directors of the Company:


Date: June 27, 2003               By   /s/  Marc S. Hermelin
                                    -----------------------------------------
                                     Marc S. Hermelin


Date: June 27, 2003               By   /s/  Victor M. Hermelin
                                    -----------------------------------------
                                     Victor M. Hermelin


Date: June 27, 2003               By   /s/  Norman D. Schellenger
                                    -----------------------------------------
                                     Norman D. Schellenger


Date: June 27, 2003               By   /s/  Alan G. Johnson
                                    -----------------------------------------
                                     Alan G. Johnson


Date: June 27, 2003               By   /s/  Kevin S. Carlie
                                    -----------------------------------------
                                     Kevin S. Carlie


Date: June 27, 2003               By   /s/  John P. Isakson
                                    -----------------------------------------
                                     John P. Isakson

                               CERTIFICATIONS

I, Marc S. Hermelin, Vice Chairman and Chief Executive Officer, certify that:

1.    I have reviewed this Annual Report on Form 10-K of KV Pharmaceutical
      Company;

2. Based on my knowledge, this Annual Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Annual Report;

3. Based on my knowledge, the financial statements, and other financial information included in this Annual Report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this Annual Report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

      a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Annual Report is being prepared;

      b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this Annual Report (the "Evaluation Date"); and

      c) presented in this Annual Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this Annual Report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: June 27, 2003
                                                /s/   MARC S. HERMELIN
                                               ------------------------
                                                   Marc S. Hermelin
                                      Vice Chairman and Chief Executive Officer
                                            (Principal Executive Officer)

I, Gerald R. Mitchell, Vice President, Treasurer and Chief Financial Officer, certify that:

1.    I have reviewed this Annual Report on Form 10-K of KV Pharmaceutical
      Company;

2. Based on my knowledge, this Annual Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Annual Report;

3. Based on my knowledge, the financial statements, and other financial information included in this Annual Report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this Annual Report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

      a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Annual Report is being prepared;

      b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this Annual Report (the "Evaluation Date"); and

      c) presented in this Annual Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this Annual Report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: June 27, 2003

                                   /s/ GERALD R. MITCHELL
                                 --------------------------
                                    Gerald R. Mitchell
                   Vice President, Treasurer and Chief Financial Officer
                        (Principal Financial and Accounting Officer)

                                EXHIBIT INDEX


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

     3(e) Certificate of Amendment to Certificate of Incorporation of the Company, effective July 17, 1986, which was filed as Exhibit 3(e) to the Company's Annual Report on Form 10-K for the year ended March 31, 1996, is incorporated herein by this reference.

     3(f) Certificate of Amendment to Certificate of Incorporation of the Company, effective December 23, 1991, which was filed as Exhibit 3(f) to the Company's Annual Report on Form 10-K for the year ended March 31, 1996, is incorporated herein by this reference.

     3(g) Certificate of Amendment to Certificate of Incorporation of the Company, effective September 3, 1998, which was filed as Exhibit 4(g) to the Company's Registration Statement on Form S-3 (Registration Statement No. 333-87402), filed May 1, 2002, is incorporated herein by this reference.

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

     3(n) Amendment to Bylaws of the Company, effective September 24, 2002, which was filed as Exhibit 4(n) to the Company's Registration Statement on Form S-3 (Registration Statement No. 333-106294), filed June 19, 2003, is incorporated herein by this reference.

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

     4(l) Fifth Amendment, dated December 21, 2001, to Loan Agreement between the Company and its subsidiaries and LaSalle, which was filed as Exhibit 4(l) to the Company's Annual Report on Form 10-K for the year ended March 31, 2002, is incorporated herein by this reference.

     4(m) Sixth Amendment, dated December 20, 2002, to Loan Agreement between the Company and its subsidiaries and LaSalle, filed herewith.

     4(n) Seventh Amendment, dated April 28, 2003, to Loan Agreement between the Company and its subsidiaries and LaSalle, filed herewith.

     4(0) Indenture dated as of May 16, 2003, by and between the Company and Deutsche Bank Trust Company Americas, filed on May 21, 2003, as Exhibit 4.1 to the Company's Current Report on Form 8-K, is incorporated herein by this reference.

     4(p) Registration Rights Agreement dated as of May 16, 2003, by and between the Company and Deutsche Bank Securities, Inc., as representative of the several Purchasers, filed on May 21, 2003 as Exhibit 4.2 to the Company's Current Report on Form 8-K, is incorporated herein by this reference.

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

     10(s)* Stock Option Agreement dated as of November 6, 1996, granting a stock option to Alan G. Johnson, filed herewith.

     10(t)* Fourth Amendment to and Restatement, dated as of January 2, 1997, of the KV Pharmaceutical Company 1991 Incentive Stock Option Plan, which was filed as Exhibit 10(y) to the Company's Annual Report on Form 10-K for the year ended March 31, 1997, is incorporated herein by this reference.

     10(u)* Agreement between the Company and Marc S. Hermelin, Vice Chairman, dated December 16, 1996, with supplemental letter attached, which was filed as Exhibit 10(z) to the Company's Annual Report on Form 10-K for the year ended March 31, 1997, is incorporated herein by this reference.

     10(v) Amendment to Lease dated February 17, 1997, for the facility located at 2503 South Hanley Road, St. Louis, Missouri, between the Company as Lessee and Marc S. Hermelin as Lessor, which was filed as Exhibit 10(aa) to the Company's Annual Report on Form 10-K for the year ended March 31, 1997, is incorporated herein by this reference.

     10(w)* Stock Option Agreement dated as of January 3, 1997, granting a stock option to Marc S. Hermelin, which was filed as Exhibit 10(bb) to the Company's Annual Report on Form 10-K for the year ended March 31, 1999, is incorporated herein by this reference.

     10(x)* Stock Option Agreement dated as of May 15, 1997, granting a stock option to Marc S. Hermelin, which was filed as
                  Exhibit 10(cc) to the Company's Annual Report on Form 10-K for the year ended March 31, 1999, is incorporated herein by this reference.

     10(y) Asset Purchase Agreement by and between K-V Pharmaceutical Company and American Home Products Corporation, acting through its Wyeth-Ayerst Laboratories division, dated as of February 11, 1999, which was filed as Exhibit 2.1 to the Company's Report on Form 8-K filed April 5, 1999, is incorporated herein by this reference.

     10(z)* Amendment, dated as of October 30, 1998, to Employment Agreement between the Company and Marc S. Hermelin, which was filed as Exhibit 10(ee) to the Company's Annual Report on Form 10-K for the year ended March 31, 1999, is incorporated herein by this reference.

     10(aa) Exclusive License Agreement, dated as of April 1, 1999 between Victor M. Hermelin as licenser and the Company as licensee, which was filed as Exhibit 10(ff) to the Company's Annual Report on Form 10-K for the year ended March 31, 1999 is incorporated herein by this reference.

     10(bb)* Stock Option Agreement dated as of March 31, 1999, granting a stock option to Victor M. Hermelin, which was filed as Exhibit 10(aa) to the Company's Annual Report on Form 10-K for the year ended March 31, 2001, is incorporated by this reference.

     10(cc)* Stock Option Agreement dated as of March 31, 1999, granting a stock option to Norman D. Schellenger, filed herewith.

     10(dd)* Stock Option Agreement dated as of April 1, 1999, granting a stock option to Marc S. Hermelin, which was filed as
                  Exhibit 10(gg) to the Company's Annual Report on Form 10-K for the year ended March 31, 2000, is incorporated by this reference.

     10(ee)* Stock Option Agreement dated as of August 16, 1999, granting a stock option to Marc S. Hermelin, which was filed as Exhibit 10 (hh) to the Company's Annual Report on Form 10-K for the year ended March 31, 2000, is incorporated by this reference.

     10(ff)* Stock Option Agreement dated as of October 13, 1999, granting a stock option to Alan G. Johnson, filed herewith.

     10(gg)* Stock Option Agreement dated as of October 13, 1999, granting a stock option to Alan G. Johnson, filed herewith.

     10(hh)* Stock Option Agreement dated as of October 13, 1999, granting a stock option to Alan G. Johnson, filed herewith.

     10(ii)* Stock Option Agreement dated as of October 13, 1999, granting a stock option to Alan G. Johnson, filed herewith.

     10(jj)* Amendment, dated December 2, 1999, to Employment Agreement between the Company and Marc S. Hermelin, Vice-Chairman, which was filed as Exhibit 10(ii) to the Company's Annual Report on Form 10-K for the year ended March 31, 2000, is incorporated by this reference.

     10(kk)* Employment Agreement between the Company and Alan G. Johnson, Senior Vice-President, Strategic Planning and Corporate Growth, dated September 27, 1999, which was filed as Exhibit 10(jj) to the Company's Annual Report on Form 10-K for the year ended March 31, 2000, is incorporated by this reference.

     10(ll)* Consulting Agreement, dated as of May 1, 1999, between the Company and Victor M. Hermelin, Chairman, which was filed as Exhibit 10(kk) to the Company's Annual Report on Form 10-K for the year ended March 31, 2000, is incorporated by this reference.

     10(mm)* Stock Option Agreement dated as of June 1, 2000, granting a stock option to Marc S. Hermelin, which was filed as
                  Exhibit 10(gg) to the Company's Annual Report on Form 10-K for the year ended March 31, 2001, is incorporated by this reference.

     10(nn)* Stock Option Agreement dated as of June 1, 2000, granting a stock option to Marc S. Hermelin, which was filed as
                  Exhibit 10(hh) to the Company's Annual Report on Form 10-K for the year ended March 31, 2001, is incorporated by this reference.

     10(oo)* Stock Option Agreement dated as of April 9, 2001, granting a stock option to Kevin S. Carlie, which was filed as
                  Exhibit 10(ii) to the Company's Annual Report on Form 10-K for the year ended March 31, 2002, is incorporated herein by this reference.

     10(pp)* Stock Option Agreement dated as of April 9, 2001, granting a stock option to Marc S. Hermelin, which was filed as
                  Exhibit 10(jj) to the Company's Annual Report on Form 10-K for the year ended March 31, 2002, is incorporated herein by this reference.

     10(qq)* Stock Option Agreement dated as of April 9, 2001, granting a stock option to Marc S. Hermelin, which was filed as
                  Exhibit 10(kk) to the Company's Annual Report on Form 10-K for the year ended March 31, 2002, is incorporated herein by this reference.

     10(rr)* Stock Option Agreement dated as of July 26, 2002, granting a stock option to Marc S. Hermelin, filed herewith.

     10(ss)* Stock Option Agreement dated as of October 21, 2002, granting a stock option to John P. Isakson, filed herewith.

     10(tt) License Agreement by and between the Company and FemmePharma, Inc., dated as of April 18, 2002, filed herewith.

     10(uu) Stock Purchase Agreement by and between the Company and FemmePharma, Inc., dated as of April 18, 2002, filed herewith.

     10(vv) Product Acquisition Agreement by and between the Company and Schwarz Pharma dated as of March 31, 2003, filed herewith.

     10(ww) Product Acquisition Agreement by and between the Company and Altana Inc. dated as of March 31, 2003, filed herewith.

     10(xx)* Amendment, dated as of March 31, 2003, to Consulting Agreement between the Company and Victor M. Hermelin, which was filed as Exhibit 10(kk) to the Company's Annual Report on Form 10-K for the year ended March 31, 2000, filed herewith.

     10(yy)* Amendment, dated as of April 3, 2003, to Employment Agreement between the Company and Victor M. Hermelin, filed herewith.

     21           List of Subsidiaries, filed herewith.

     23           Consent of BDO Seidman, LLP, filed herewith.

     99.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

     99.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

*Management contract or compensation plan.