Form 10-Q
period 2003-06-30
KV PHARMACEUTICAL CO /DE/
filed 2003-08-14
CIK 57055

                     SECURITIES AND EXCHANGE COMMISSION
                     ----------------------------------
                           WASHINGTON, D.C. 20549

                                  FORM 10-Q
           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           -------------------------------------------------------
                       SECURITIES EXCHANGE ACT OF 1934
                       -------------------------------

                FOR THE QUARTERLY PERIOD ENDED      JUNE 30, 2003
                                                 ----------------

                        COMMISSION FILE NUMBER             1-9601
                                                 ----------------


                         K-V PHARMACEUTICAL COMPANY
-------------------------------------------------------------------------------
           (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


             DELAWARE                                   43-0618919
         ---------------                             ----------------
   (STATE OR OTHER JURISDICTION OF         (I.R.S. EMPLOYER IDENTIFICATION NO.)
   INCORPORATION OR ORGANIZATION)


              2503 SOUTH HANLEY ROAD, ST. LOUIS, MISSOURI 63144
-------------------------------------------------------------------------------
                  (ADDRESS OR PRINCIPAL EXECUTIVE OFFICES)
                                 (ZIP CODE)


                               (314) 645-6600
-------------------------------------------------------------------------------
            (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)


      INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS) AND (2) HAS BEEN
SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.  YES  X   NO
                                                               ---     ---

INDICATE BY CHECK MARK WHETHER THE REGISTRANT IS AN ACCELERATED FILER (AS
DEFINED IN EXCHANGE ACT RULE 12b-2).  YES  X   NO
                                          ---     ---

             TITLE OF CLASS OF                                 NUMBER OF SHARES
               COMMON STOCK                            OUTSTANDING AS OF JULY 30, 2003
               ------------                            -------------------------------
CLASS A COMMON STOCK, PAR VALUE $.01 PER SHARE                  21,743,958
CLASS B COMMON STOCK, PAR VALUE $.01 PER SHARE                  10,604,829

PART I. - FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

                 K-V PHARMACEUTICAL COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF INCOME
              (Unaudited; in thousands, except per share data)



                                                  THREE MONTHS ENDED,
                                                       JUNE 30,
                                               -------------------------
                                                 2003              2002
                                               -------           -------
Net revenues ........................          $59,379           $49,227
Cost of sales .......................           20,990            19,078
                                               -------           -------
Gross profit ........................           38,389            30,149
                                               -------           -------

Operating expenses:
    Research and development ........            5,542             3,469
    Selling and administrative ......           17,723            15,497
    Amortization of intangible assets            1,111               578
                                               -------           -------
Total operating expenses ............           24,376            19,544
                                               -------           -------

Operating income ....................           14,013            10,605
                                               -------           -------

Other income (expense):
    Interest and other income .......              363                53
    Interest expense ................           (1,085)              (37)
                                               -------           -------
Total other income (expense), net ...             (722)               16
                                               -------           -------

Income before income taxes ..........           13,291            10,621
Provision for income taxes ..........            4,718             3,898
                                               -------           -------

Net income ..........................          $ 8,573           $ 6,723
                                               =======           =======

Net income per common share-basic ...          $  0.25           $  0.22
                                               =======           =======

Net income per common share-diluted .          $  0.25           $  0.21
                                               =======           =======



SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                     K-V PHARMACEUTICAL COMPANY AND SUBSIDIARIES
                                             CONSOLIDATED BALANCE SHEETS
                                          (In thousands, except share data)

                                                                                           JUNE 30,       MARCH 31,
                                                                                             2003           2003
                                                                                             ----           ----
                                                                                         (unaudited)
                                            ASSETS
                                            ------
CURRENT ASSETS:
Cash and cash equivalents............................................................    $   233,909     $    96,288
Receivables, less allowance for doubtful accounts of $362 and $422
   at June 30, 2003 and March 31, 2003, respectively.................................         46,192          57,385
Inventories, net.....................................................................         50,230          42,343
Prepaid and other assets.............................................................          2,738           2,709
Deferred tax asset...................................................................         12,463          14,791
                                                                                         -----------     -----------
   Total Current Assets..............................................................        345,532         213,516
Property and equipment, less accumulated depreciation................................         62,682          51,903
Intangible assets and goodwill, net..................................................         82,074          82,577
Other assets.........................................................................         10,605           4,672
                                                                                         -----------     -----------
TOTAL ASSETS.........................................................................    $   500,893     $   352,668
                                                                                         ===========     ===========

                                         LIABILITIES
                                         -----------
CURRENT LIABILITIES:
Accounts payable.....................................................................    $    17,844     $    15,588
Accrued liabilities..................................................................         30,098          52,548
Current maturities of long-term debt.................................................          8,128           7,484
                                                                                         -----------     -----------
   Total Current Liabilities.........................................................         56,070          75,620
Long-term debt.......................................................................        218,192          10,106
Other long-term liabilities..........................................................          2,988           2,913
Deferred tax liability...............................................................          3,636           3,413
                                                                                         -----------     -----------
TOTAL LIABILITIES....................................................................        280,886          92,052
                                                                                         -----------     -----------

COMMITMENTS AND CONTINGENCIES

                                     SHAREHOLDERS' EQUITY
                                     --------------------

7% cumulative convertible Preferred Stock, $.01 par value; $25.00 stated and liquidation value; 840,000 shares authorized; issued and outstanding --
   40,000 shares at June 30, 2003 and March 31, 2003 (convertible into
   Class A shares at a ratio of 5.625 to one)........................................             --              --
Class A and Class B Common Stock, $.01 par value; 150,000,000 and
   75,000,000 shares authorized, respectively;
     Class A - issued 23,708,028 and 23,651,290 at June 30, 2003
       and March 31, 2003, respectively..............................................            237             236
     Class B - issued 10,658,257 and 10,577,119 at June 30, 2003 and March 31, 2003,
       respectively (convertible into Class A shares on a one-for-one basis).........            106             106
Additional paid-in capital...........................................................        122,162         120,961
Retained earnings....................................................................        147,530         139,341
Less: Treasury stock, 1,992,062 shares of Class A and 53,428 shares of Class B
   Common Stock at June 30, 2003, respectively, and 32 shares of Class A and
   53,428 shares of Class B Common Stock at March 31, 2003, respectively, at cost....        (50,028)            (28)
                                                                                         -----------     -----------
TOTAL SHAREHOLDERS' EQUITY...........................................................        220,007         260,616
                                                                                         -----------     -----------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY...........................................    $   500,893     $   352,668
                                                                                         ===========     ===========

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          K-V PHARMACEUTICAL COMPANY AND SUBSIDIARIES
                             CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited; in thousands)

                                                                          THREE MONTHS ENDED
                                                                               JUNE 30,
                                                                     --------------------------
                                                                       2003              2002
                                                                     --------           -------
OPERATING ACTIVITIES:
Net income ................................................          $  8,573           $ 6,723
Adjustments to reconcile net income to net cash provided by
 operating activities:
   Depreciation, amortization and other non-cash charges ..             2,954             1,647
   Deferred income tax provision (benefit) ................             2,551              (376)
   Deferred compensation ..................................                75                50
Changes in operating assets and liabilities:
   Decrease in receivables, net ...........................            11,193            11,911
   Increase in inventories, net ...........................            (9,510)           (3,742)
   (Increase) decrease in prepaid and other assets ........            (1,183)              742
   (Decrease) increase in accounts payable and accrued
      liabilities .........................................            (4,271)              132
                                                                     --------           -------
Net cash provided by operating activities .................            10,382            17,087
                                                                     --------           -------

INVESTING ACTIVITIES:
   Purchase of property and equipment, net ................            (3,552)           (4,461)
   Purchase of stock and intangible assets ................                --            (3,000)
   Product acquisition ....................................           (14,300)               --
                                                                     --------           -------
Net cash used in investing activities .....................           (17,852)           (7,461)
                                                                     --------           -------

FINANCING ACTIVITIES:
   Principal payments on long-term debt ...................              (194)              (96)
   Dividends paid on preferred stock ......................              (384)              (18)
   Proceeds from issuance of convertible notes ............           194,467                --
   Purchase of common stock for treasury ..................           (50,000)               --
   Sale of common stock to employee profit sharing plan ...                --               385
   Exercise of common stock options .......................             1,202                70
                                                                     --------           -------
Net cash provided by financing activities .................           145,091               341
                                                                     --------           -------
Increase in cash and cash equivalents .....................           137,621             9,967
Cash and cash equivalents:
   Beginning of year ......................................            96,288            12,109
                                                                     --------           -------
   End of period ..........................................          $233,909           $22,076
                                                                     ========           =======

SUPPLEMENTAL INFORMATION:
   Interest paid ..........................................          $    195           $   136
   Income taxes paid ......................................             6,651             2,783

NON CASH FINANCING ACTIVITY:
    Term loan to finance building purchase ................          $  8,800                --

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                (Dollars in thousands, except per share data)

1.   BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of K-V Pharmaceutical Company ("KV" or the "Company") have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. However, in the opinion of management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations and cash flows for the three-month period ended June 30, 2003 are not necessarily indicative of the results of operations and cash flows that may be expected for the fiscal year ending March 31, 2004. The interim consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2003. The balance sheet information as of March 31, 2003 has been derived from the Company's audited consolidated balance sheet as of that date.

2.   STOCK-BASED COMPENSATION

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

                                                                      THREE MONTHS ENDED
                                                                           JUNE 30,
                                                                  --------------------------
                                                                     2003             2002
                                                                     ----             ----
         Net income, as reported........................          $   8,573         $  6,723
         Stock based employee
           compensation expense,
           net of tax...................................               (169)            (175)
                                                                  ---------         --------
         Pro forma net income...........................          $   8,404         $  6,548
                                                                  =========         ========

         Earnings per share:
            Basic - as reported.........................          $    0.25         $   0.22
            Basic - pro forma...........................               0.24             0.21
            Diluted - as reported.......................               0.25             0.21
            Diluted - pro forma.........................               0.24             0.20

The weighted average fair value of the options has been estimated on the date of grant using the following weighted average assumptions for grants during the three months ended June 30, 2003 and 2002, respectively: no dividend yield; expected volatility of 44% and 45%; risk-free interest rate of 2.57% and 2.40% per annum; and expected option terms ranging from 3 to 10 years for both periods. Weighted averages are used because of varying assumed exercise dates.

3.   EARNINGS PER SHARE

         The following table sets forth the computation of basic and diluted earnings per share:

                                                                                  THREE MONTHS ENDED
                                                                                       JUNE 30,
                                                                                ------------------------
                                                                                 2003             2002
                                                                                 ----             ----
                  Numerator:
                     Net income............................................     $ 8,573          $ 6,723
                     Preferred stock dividends.............................        (384)             (18)
                                                                                -------          -------

                     Numerator for basic earnings per
                        share - income available to common
                        shareholders.......................................       8,189            6,705

                     Effect of dilutive securities:
                        Preferred stock dividends..........................         384               18
                                                                                -------          -------

                     Numerator for diluted earnings per
                        share - income available to common
                        shareholders after assumed conversions.............     $ 8,573          $ 6,723
                                                                                =======          =======

                  Denominator:
                     Denominator for basic earnings per
                        share - weighted-average shares...................       33,198           30,770
                                                                                -------          -------

                     Effect of dilutive securities:
                        Employee stock options............................        1,110            1,204
                        Convertible preferred stock........................         225              225
                                                                                -------          -------

                     Dilutive potential common shares......................       1,335            1,429
                                                                                -------          -------

                     Denominator for diluted earnings per
                        share - adjusted weighted-average shares and
                        assumed conversions................................      34,533           32,199
                                                                                =======          =======

                     Basic earnings per share(1) ..........................     $  0.25          $  0.22
                                                                                =======          =======
                     Diluted earnings per share(1)(2) .....................     $  0.25          $  0.21
                                                                                =======          =======

(1) The two-class method for Class A and Class B common stock is not presented because the earnings per share are equivalent to the if converted method since dividends were not declared or paid and each class of common stock has equal ownership of the Company.

(2) Employee stock options to purchase 146,550 and 1,000 shares of common stock at June 30, 2003 and 2002, respectively, are not presented because these options are anti-dilutive. The exercise prices of these options exceeded the average market prices of the shares under option in each respective period.

4.   REVENUE RECOGNITION

Revenue from product sales is recognized when the merchandise is shipped to an unrelated third party pursuant to Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements. Accordingly, revenue is recognized when all of the following occur: a purchase order is received from a customer; title and risk of loss pass to the Company's customer upon shipment of the merchandise under the terms of FOB shipping point; prices and estimated sales provisions for product returns, sales rebates, payment discounts, chargebacks, and other promotional allowances are reasonably determinable; and the customer's payment ability has been reasonably assured.

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

Accruals for sales provisions are presented in the consolidated financial statements as reductions to net revenues and accounts receivable. Sales provisions totaled $21,816 and $19,558 for the three months ended June 30, 2003 and 2002, respectively. The reserve balances related to the sales provisions totaled $28,366 and $29,658 at June 30, 2003 and March 31, 2003, respectively, and are included in "Receivables, less allowance for doubtful accounts" in the accompanying consolidated balance sheets.

5.   INVENTORIES

         Inventories consist of the following:

                                                                  JUNE 30, 2003     MARCH 31, 2003
                                                                  -------------     --------------
                  Finished goods.....................                $30,167           $26,524
                  Work-in-process....................                  4,648             4,290
                  Raw materials......................                 16,562            12,532
                                                                     -------           -------
                                                                      51,377            43,346
                  Reserves for obsolescence..........                 (1,147)           (1,003)
                                                                     -------           -------
                                                                     $50,230           $42,343
                                                                     =======           =======

Management establishes reserves for potentially obsolete or slow moving inventory based on an evaluation of inventory levels, forecasted demand, and market conditions.

6.   INTANGIBLE ASSETS AND GOODWILL

                                                         JUNE 30, 2003                  MARCH 31, 2003
                                                  --------------------------       -------------------------
                                                   GROSS                            GROSS
                                                  CARRYING      ACCUMULATED        CARRYING      ACCUMULATED
                                                   AMOUNT       AMORTIZATION        AMOUNT      AMORTIZATION
                                                  --------      ------------       --------     ------------
Product rights - Micro-K(R)................        $36,140        $ (7,746)         $36,140       $(7,294)
Product rights - PreCare(R)................          8,433          (1,651)           8,433        (1,546)
Trademarks acquired........................         42,476            (531)          42,476             -
License agreements.........................          1,000               -            1,000             -
Trademarks and patents.....................          3,722            (326)           3,114          (303)
                                                   -------        --------          -------       -------
  Total intangible assets..................         91,771         (10,254)          91,163        (9,143)
Goodwill...................................            557               -              557             -
                                                   -------        --------          -------       -------
                                                   $92,328        $(10,254)         $91,720       $(9,143)
                                                   =======        ========          =======       =======

Amortization expense for intangible assets as of June 30, 2003 is estimated to be $3,339 for the remainder of fiscal 2004 and $4,450 in each of the four succeeding fiscal years thereafter.

On March 31, 2003, the Company acquired from Schwarz Pharma (Schwarz) the product rights and trademarks to the Niferex(R) line of hematinic products for $14,300, plus expenses. The acquisition was financed with a cash payment made in April 2003. The purchase price was allocated to trademarks acquired and is being amortized over an estimated life of 20 years.

Also on March 31, 2003, the Company acquired from a subsidiary of Altana Pharma AG (Altana) the worldwide product rights and trademarks to the Chromagen(R) and StrongStart(R) product lines for $27,000, plus expenses. The Chromagen(R) product line includes three hematinic products used in the treatment of anemia and one prenatal vitamin, while the StrongStart(R) product line consists of two prenatal vitamin products. The acquisition was financed with a $13,000 cash payment made on March 31, 2003 and two non-interest bearing $7,000 promissory notes issued to Altana, which are due on the first and second anniversaries of the agreement. The promissory notes, which are non-interest bearing, were discounted using imputed interest rates of 3.36% and 4.08%, respectively. The purchase price was allocated to trademarks acquired and is being amortized over an estimated life of 20 years.

7.   PURCHASE OF BUILDING

On April 28, 2003, the Company completed the purchase of a building for $8,800. The facility consists of approximately 275,000 square feet of office, production, distribution and warehouse space. The purchase of the building was financed with a term loan secured by the property under a floating rate loan with a bank. The remaining principal balance plus any unpaid interest is due in April 2008. The Company also entered into an interest rate swap agreement with the same bank, which fixed the interest rate of the building mortgage at 5.31% for the term of the loan.

8.   ISSUANCE OF $200,000 CONTINGENT CONVERTIBLE SUBORDINATED NOTES

On May 16, 2003, the Company issued $200,000 of 2.50% Contingent Convertible Subordinated Notes (the Convertible Subordinated Notes) that are convertible, under certain circumstances, into shares of the Company's Class A common stock at an initial conversion price of $34.51. The Convertible Subordinated Notes bear interest at a rate of 2.50% per annum which is payable on May 16 and November 16 of each year, beginning November 16, 2003. The Company also will pay contingent interest at a rate equal to 0.5% per annum during any six-month period from May 16 to November 15 and from November 16 to May 15, with the initial six-month period commencing May 16, 2006, if the average trading price of the Convertible Subordinated Notes per $1,000 principal amount for the five trading day period ending on the third trading day immediately preceding the first day of the applicable six-month period equals $1,200 or more. The Convertible Subordinated Notes are scheduled to mature on May 16, 2033.

The Company may redeem some or all of the Convertible Subordinated Notes at any time on or after May 21, 2006, at a redemption price, payable in cash, of 100% of the principal amount of the Convertible Subordinated Notes, plus accrued and unpaid interest, including contingent interest, if any. Holders of the Convertible Subordinated Notes may require the Company to repurchase all or a portion of their Convertible Subordinated Notes on May 16, 2008, 2013, 2018, 2023 and 2028 and upon a change in control, as defined in the indenture governing the Convertible Subordinated Notes, at a purchase price, payable in cash, of 100% of the principal amount of the Convertible Subordinated Notes, plus accrued and unpaid interest, including contingent interest, if any.

The Convertible Subordinated Notes are convertible, at the holders' option, into shares of the Company's Class A common stock prior to the maturity date under the following circumstances:

          o during any quarter commencing after June 30, 2003, if the closing sale price of the Company's Class A common stock over a specified number of trading days during the previous quarter is more than 120% of the conversion price of the Convertible Subordinated Notes on the last trading day of the previous quarter. The Convertible Subordinated Notes are initially convertible at a conversion price of $34.51 per share, which is equal to a conversion rate of approximately
               28.9771 shares per $1,000 principal amount of the Convertible Subordinated Notes;

          o if the Company has called the Convertible Subordinated Notes for redemption;

          o during the five trading day period immediately following any nine consecutive day trading period in which the trading price of the Convertible Subordinated Notes per $1,000 principal amount for each day of such period was less than 95% of the product of the closing sale price of our Class A common stock on that day multiplied by the number of shares of our Class A common stock issuable upon conversion of $1,000 principal amount of the Convertible Subordinated Notes; or

          o    upon the occurrence of specified corporate transactions.

The Convertible Subordinated Notes, which are unsecured, do not contain any restrictions on the payment of dividends, the incurrence of additional indebtedness or the repurchase of the Company's securities, and do not contain any financial covenants. The Convertible Subordinated Notes are subordinate to all of the Company's existing and future senior indebtedness.

The Company incurred approximately $5,500 of fees and other origination costs related to the issuance of the Convertible Subordinated Notes. These costs are being amortized over a five-year period.

9.   SEGMENT REPORTING

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

The following represents information for the Company's reportable operating segments for the three months ended June 30, 2003 and 2002.

                                THREE MONTHS
                                   ENDED          BRANDED     SPECIALTY      SPECIALTY      ALL
                                  JUNE 30,        PRODUCTS    GENERICS       MATERIALS     OTHER     ELIMINATIONS   CONSOLIDATED
                                  --------        --------    --------       ---------     -----     ------------   ------------

   Net revenues                     2003          $14,781      $39,455        $3,902     $  1,241      $     -       $ 59,379
                                    2002            7,134       37,052         4,539          502            -         49,227

   Segment profit (loss)            2003            4,843       21,777           317      (13,646)           -         13,291
                                    2002             (615)      19,826           837       (9,427)           -         10,621

   Identifiable assets              2003           12,328       59,410         8,526      421,787       (1,158)       500,893
                                    2002            7,837       55,164         8,965      131,805       (1,158)       202,613

   Property and                     2003              117            -             5       12,230            -         12,352
     equipment additions            2002               13           18            33        4,397            -          4,461

   Depreciation and                 2003               80           14            35        2,825            -          2,954
     amortization                   2002               21           13            41        1,572            -          1,647

     Consolidated revenues are principally derived from customers in North America and substantially all property and equipment is located in the St. Louis, Missouri metropolitan area.

10.  TREASURY STOCK TRANSACTIONS

During May 2003, the Company used $50,000 of the net proceeds from the Convertible Subordinated Notes issuance to fund the repurchase of 2.0 million shares of its Class A common stock.

11.  CONTINGENCIES - RESERVE FOR POTENTIAL LEGAL DAMAGES

ETHEX Corporation (ETHEX), a subsidiary of the Company, is a defendant in a lawsuit styled Healthpoint, Ltd. v. ETHEX Corporation, filed in federal court in San Antonio, Texas. In general, the plaintiffs allege that ETHEX's comparative promotion of its Ethezyme(TM) to Healthpoint's Accuzyme(R) product resulted in false advertising and misleading statements under various federal and state laws, and constituted unfair competition and misappropriation of trade secrets. In September 2001, the jury returned verdicts against ETHEX on certain false advertising, unfair competition, and misappropriation claims. The jury awarded compensatory and punitive damages totaling $16,500. On October 1, 2002, the U.S. District Court for the Western District of Texas denied ETHEX's motion to set aside the jury's verdict. On December 17, 2002, the court entered a judgment awarding attorneys' fees to Healthpoint in an amount to be subsequently determined.

The Company believes that the jury award is excessive and is not sufficiently supported by the facts or the law. The Company intends to vigorously prosecute an appeal. The Company and its counsel believe that there are meritorious arguments to be raised during the appeal process; however, we cannot give any assurance that we will prevail on appeal. As a result of the court's earlier decisions, the Company's results of operations for the quarter ended September 30, 2002 included a provision for potential damages of $16,500, which was reflected in accrued liabilities on the Company's consolidated balance sheet as of June 30, 2003. To date Healthpoint has requested reimbursement for approximately $1,800 in attorneys' fees in addition to the judgment discussed above. The Company is contesting Healthpoint's entitlement to, and its requested amount of attorneys' fees. As of this date, the court has not entered any order specifying the amount of attorneys' fees to be awarded. The Company's counsel has advised that the amount could range from zero to $1,800, the amount requested by Healthpoint. Based on management's current analysis, the Company believes that the accrual for contingent liability as recorded will be adequate to cover any judgment, including attorneys' fees, which may result at the end of the appeal process. The Company is continually evaluating the need for additional reserves as the case progresses through the appeal process.

KV previously distributed several low volume pharmaceutical products that contained phenylpropanolamine, or PPA, and that were discontinued in 2000 and 2001. The Company is presently named as one of several defendants in two product liability lawsuits in federal court in Nevada and Mississippi involving PPA. The Nevada case is Deuel, David, et al v. KV Pharmaceutical Company, Inc et al. The suit was filed on June 11, 2001. Discovery has been initiated in this case, and the Company currently has completed the basic fact discovery and depositions, however, no discovery cut-off date has been assigned and presently no trial date has been set. The Mississippi case is Virginia Madison, et al. v. Bayer Corporation, et al. KV is one of several defendants named in the lawsuit. The suit was filed on December 23, 2002, but was not served on KV until February 2003. The case was originally filed in the Circuit Court of Hinds County, Mississippi, and was removed to the United States District Court for the Southern District of Mississippi by co-defendant Bayer Corporation. The plaintiffs have filed a motion to remand the case to the Circuit Court of Hinds County, Mississippi, which has caused the Court to enter a stay of all proceedings pending a resolution of the motion. So far, the Court has not ruled on the remand motion. Both the Nevada and Mississippi cases have been transferred to a Judicial Panel on Multi-District Litigation for PPA claims sitting in the Western District of Washington. Each lawsuit alleges bodily injury, wrongful death, economic injury, punitive damages, loss of consortium and/or loss of services from the use of the Company's distributed pharmaceuticals containing PPA that have since been discontinued and/or reformulated to exclude PPA. Management believes that the Company has substantial defenses to these claims, though the ultimate outcome of these cases and the potential effect cannot be determined.

KV is being defended and indemnified in the Nevada PPA lawsuits by its products liability insurer subject to a reservation of rights. The Company's product liability coverage was obtained on a claims made basis and provides coverage for judgments, settlements and defense costs arising from product liability claims. However, such insurance may not be adequate to eliminate the risk from some or all product liability claims, including PPA claims, and is subject to the limitations described in the terms of the policies. Furthermore, KV's product liability coverage for PPA claims expired for claims made after June 15, 2002. Although the Company renewed its product liability coverage for coverage after June 15, 2002 , that policy excludes future PPA claims in accordance with the standard industry exclusion. Consequently, as of June 15, 2002, the Company has provided for legal defense costs and indemnity payments involving PPA claims on a going forward basis, including the Mississippi lawsuit that was filed after June 15, 2002. Moreover, the Company may not be able to obtain product liability insurance in the future for PPA claims with adequate coverage limits at commercially reasonable prices for subsequent periods. From time to time in the future, KV may be subject to further litigation resulting from products containing PPA that it formerly distributed. The Company intends to vigorously defend any claims that may be raised in the current and future litigation.

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

12.  RECENTLY ISSUED ACCOUNTING STANDARDS

In November 2002, the Financial Accounting Standards Board (FASB) issued FASB Interpretation (FIN) No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. FIN 45 elaborates on disclosures to be made by a guarantor in its financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of the guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002 and the disclosure requirements are effective for all financial statements of periods ending after December 31, 2002. At June 30, 2003, the Company was not a guarantor on any debt instruments.

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation--Transition and Disclosure -- an amendment of FASB Statement No. 123. SFAS 148 amends SFAS 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS 148 became effective for the Company on January 1, 2003. The Company did not adopt the fair value method of valuing stock options, however, the required disclosures of SFAS 148 are included in Note 2.

In January 2003, the FASB issued FIN No. 46, Consolidation of Variable Interest Entities, an interpretation of ARB No. 51. FIN 46 provides guidance on: 1) the identification of entities for which control is achieved through means other than through voting rights and 2) how to determine when and which business enterprise should consolidate such entities. FIN 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. The Company does not anticipate the adoption of FIN 46 will have any impact on its financial position or results of operations.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS 150 establishes standards for how entities classify and measure in their statement of financial position certain financial instruments with characteristics of both liabilities and equity. The provisions of SFAS 150 are effective for financial instruments entered into or modified after May 31, 2003, and otherwise shall be effective at the beginning of the first fiscal interim period beginning after June 15, 2003. The Company does not expect adoption of this statement will have a material impact on its results of operations or financial position.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This Form 10-Q, including the documents that are incorporated herein by reference, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Any statements about our expectations, beliefs, plans, objectives, assumptions or future events or performance are not historical facts and may be forward-looking. These statements are often, but not always, made through the use of words or phrases such as "anticipate," "estimate," "plans," "projects," "continuing," "ongoing," "expects," "management believes," "we believe," "we intend" and similar words or phrases. Accordingly, these statements involve estimates, assumptions and uncertainties that could cause actual results to differ materially from those expressed in them. Any forward-looking statements are qualified in their entirety by reference to the factors discussed throughout this Form 10-Q.

Factors that could cause actual results to differ materially from the forward-looking statements include, but are not limited to, the following:
(1) the degree to which we are successful in developing new products and commercializing products under development; (2) the degree to which we are successful in acquiring new pharmaceutical products, drug delivery technologies and/or companies that offer these properties; (3) the difficulty of predicting FDA approvals; (4) acceptance and demand for new pharmaceutical products; (5) the impact of competitive products and pricing;
(6) the availability of raw materials; (7) the regulatory environment; (8) fluctuations in operating results; (9) the difficulty of predicting the pattern of inventory movements by our customers; (10) the impact of competitive response to our efforts to leverage our brand power with product innovation, promotional programs, and new advertising; (11) the availability of third-party reimbursement for our products; (12) our dependence on sales to a limited number of large pharmacy chains and wholesale drug distributors for a large portion of our total net sales; and (13) the risks detailed from time to time in our filings with the Securities and Exchange Commission.

Because the factors referred to above, as well as the statements included under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations," and elsewhere in this Form 10-Q, could cause actual results or outcomes to differ materially from those expressed in any forward-looking statements made by us or on our behalf, you should not place undue reliance on any forward-looking statements. Further, any forward-looking statement speaks only as of the date on which it is made and, unless applicable law requires to the contrary, we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events. New factors emerge from time to time, and it is not possible for us to predict which factors will arise, when they will arise and/or their effects. In addition, we cannot assess the impact of each factor on its business or financial condition or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Except for the historical information contained herein, the following discussion contains forward-looking statements that are subject to known and unknown risks, uncertainties, and other factors that may cause our actual results to differ materially from those expressed or implied by those forward-looking statements. These risks, uncertainties and other factors are discussed above under the caption "Cautionary Statement Regarding Forward-Looking Information." In addition, the following discussion and analysis of financial condition and results of operations should be read in conjunction with the consolidated financial statements, the related notes to consolidated financial statements and "Management's Discussion and Analysis of Results of Operations and Financial Condition" included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2003, and the unaudited interim consolidated financial statements and related notes to unaudited interim consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q.

BACKGROUND
----------

We are a fully integrated specialty pharmaceutical company that develops, acquires, manufactures and markets technologically distinguished branded and non-branded/generic prescription pharmaceutical products. We have a broad range of dosage form capabilities including tablets, capsules, creams, liquids and ointments. We conduct our branded pharmaceutical operations through Ther-Rx Corporation and our non-branded/generic pharmaceutical operations through ETHEX Corporation, which focuses principally on technologically distinguished generic products. Through Particle Dynamics, Inc., we develop, manufacture and market technologically advanced, value-added raw material products for the pharmaceutical, nutritional, personal care, food and other markets.We have a broad portfolio of drug delivery technologies which we leverage to create technologically distinguished brand name and specialty non-branded/generic products. We have developed and patented 15 drug delivery and formulation technologies primarily in four principal areas: SITE RELEASE(R) bioadhesives, oral controlled release, tastemasking and quick dissolving tablets. We incorporate these technologies in the products we market to control and improve the absorption and utilization of active pharmaceutical compounds. These technologies provide a number of benefits, including reduced frequency of administration, reduced side effects, improved drug efficacy, enhanced patient compliance and improved taste.

Our drug delivery technologies allow us to differentiate our products in the marketplace, both in the branded and non-branded/generic pharmaceutical areas. We believe that this differentiation provides substantial competitive advantages for our products, allowing us to establish a strong record of growth and profitability and a leadership position in certain segments of our industry. Between fiscal years 1998 and 2003, both our net revenues and net income grew at a compounded annual growth rate of 20.0%. Ther-Rx, which was established in 1999, has grown substantially since its inception, and it represented approximately 18.0% of our net sales for the fiscal year ended March 31, 2003. Of more than 100 products sold by our ETHEX subsidiary, approximately 58% are identified as the leading product and approximately 90% were identified as the first or second leading products in their respective generic categories by IMS America, or IMS, an independent healthcare market research firm.

RESULTS OF OPERATIONS
---------------------

THREE MONTHS ENDED JUNE 30, 2003 COMPARED TO THE THREE MONTHS ENDED
JUNE 30, 2002

NET REVENUES BY SEGMENT

                                                           THREE MONTHS ENDED JUNE 30,
                                               ---------------------------------------------------
                                                                                      CHANGE
     ($ IN THOUSANDS):                          2003         2002                $            %
                                               -------      -------             -------     ------

Branded products                                14,781      $ 7,134             $ 7,647     107.2%
   As % of net revenues                           24.9%        14.5%
Specialty generics                              39,455       37,052               2,403       6.5%
   As % of net revenues                           66.4%        75.3%
Specialty materials                              3,902        4,539                (637)    (14.0)%
   As % of net revenues                            6.6%         9.2%
Other                                            1,241          502                 739     147.2%
                                               -------      -------             -------
   Total net revenues                          $59,379      $49,227             $10,152      20.6%
                                               =======      =======             =======

The increase in branded product sales was due primarily to continued growth of our women's healthcare family of products and the initial sales impact of products acquired by us on March 31, 2003. Sales from the women's healthcare product group increased $4.8 million, or 95.9%, during the first quarter of fiscal 2004 compared to the first quarter of fiscal 2003. Included in the women's healthcare family of products is the PreCare(R) product line which contributed $4.6 million of incremental sales in the first quarter of fiscal 2004. This increase was partially attributable to increased sales volume associated with PrimaCare(R), a prescription prenatal/postnatal multivitamin and mineral supplement with essential fatty acids, which has continued to show growth in market share since its introduction in the fourth quarter of fiscal 2002. The sales increase experienced by the PreCare(R) product line also was impacted by customer buying that occurred during the fourth quarter of fiscal 2002 in anticipation of a year-end price increase. The customer buying at the end of fiscal 2002 lead to a reduction in sales for the first quarter of fiscal 2003. Further, the PreCare(R) family of products continues to be the leading branded line of prescription prenatal nutritional supplements in the United States as market share for the product line grew to 33.9% in the first quarter of fiscal 2004 compared to 29.8% in the comparative fiscal 2003 quarter. Gynazole-1(R), our vaginal antifungal product, continued to experience growth as its market share increased to 19.7% at the end of the first quarter, compared to 13.7% at the end of the prior year comparative quarter. Increased sales from our women's healthcare family of products were supplemented in the first quarter by $2.7 million of sales from the two hematinic product lines, Chromagen(R) and Niferex(R), and by $0.4 million of sales from the StrongStart(R) prenatal vitamin product line, all of which were acquired at the end of fiscal 2003. These increases were partially offset by a $0.3 million, or 12.3%, decline in sales from the cardiovascular product line.

The growth of $2.4 million in specialty generic sales resulted from $0.9 million of increased sales volume on existing products, $1.0 million of incremental sales volume from new product introductions, principally in the cough/cold product line, and $0.5 million in higher sales due to price increases on certain products in the pain management and cardiovascular categories. The higher sales volume for existing products primarily resulted from volume increases associated with certain products in the pain management product line. These increases were offset in part by a decline in the sales volume associated with certain cardiovascular products that were introduced in the comparative prior year quarter.

The decrease in specialty material product sales was primarily due to a significant slowdown in a major customer's business in the vitamin supplement market.

GROSS PROFIT BY SEGMENT

                                                            THREE MONTHS ENDED JUNE 30,
                                                 --------------------------------------------------
                                                                                       CHANGE
                                                                                 ------------------
     ($ IN THOUSANDS):                            2003         2002                $            %
                                                 -------     -------             ------       -----
Branded products                                 $12,875     $ 6,355             $6,520       102.6%
  as % of net revenues                              87.1%       89.1%
Specialty generics                                23,962      21,735              2,227        10.2%
  as % of net revenues                              60.7%       58.7%
Specialty materials                                1,154       1,712               (558)      (32.6)%
  as % of net revenues                              29.6%       37.7%
Other                                                398         347                 51        14.7%
                                                 -------     -------             ------
    Total gross profit                           $38,389     $30,149             $8,240        27.3%
                                                 =======     =======             ======

       as % of total net revenues                   64.7%       61.2%

The increase in gross profit was primarily attributable to the sales growth experienced by the branded products and specialty generics segments, offset partially by a sales decline in the specialty materials segment. The higher gross profit percentage on a consolidated basis was favorably impacted by a shift in the mix of product sales toward higher margin branded products which comprised a larger percentage of net revenues, and lower costs associated with a profit-sharing arrangement on certain specialty generic products. The gross profit percentage decrease experienced by the branded products segment was due to the newly acquired hematinic and prenatal products, which have a slightly lower gross margin than the previously existing branded product line. The lower gross profit percentage in the specialty materials segment resulted from unfavorable cost variances associated with lower production.

RESEARCH AND DEVELOPMENT

                                                           THREE MONTHS ENDED JUNE 30,
                                                    -------------------------------------------
                                                                                    CHANGE
                                                                                ---------------
         ($ IN THOUSANDS):                          2003       2002               $         %
                                                   ------     ------            ------    -----
Research and development                           $5,542     $3,469            $2,073    59.8%
  as % of net revenues                                9.3%       7.0%

The increase in research and development expense was primarily due to higher costs associated with the continued expansion of clinical testing connected to our internal product development efforts and higher personnel expenses related to the growth of our research and development staff. We expect research and development costs for fiscal 2004 to increase by approximately 30% over fiscal 2003 levels.

SELLING AND ADMINISTRATIVE

                                                           THREE MONTHS ENDED JUNE 30,
                                                    -------------------------------------------
                                                                                    CHANGE
                                                                                ---------------
        ($ IN THOUSANDS):                           2003       2002               $         %
                                                   -------    -------           ------    -----
Selling and administrative                         $17,723    $15,497           $2,226    14.4%
  as % of net revenues                                29.8%      31.5%

The increase in selling and administrative expense was due primarily to higher personnel expenses resulting from an increase in management group personnel, an increase in expenses associated with additional office, production, distribution and warehouse facilities, and higher insurance costs related to the growth of our Company and escalating insurance rates. We also experienced an increase in legal expense as the prior year's first quarter included a portion of insurance reimbursements for defense costs in the Healthpoint litigation (see Note 11 in the accompanying Notes to Consolidated Financial Statements). These increases were partially offset by a reduction in officers' life insurance expense due to an increase in the cash surrender value of the policies.

AMORTIZATION OF INTANGIBLE ASSETS

                                                           THREE MONTHS ENDED JUNE 30,
                                                    -------------------------------------------
                                                                                    CHANGE
                                                                                ---------------
         ($ IN THOUSANDS):                          2003       2002               $         %
                                                   ------     ------            ------    -----
Amortization of intangible assets                  $1,111      $578              $533     92.2%

The increase in amortization of intangible assets was due primarily to the amortization of trademarks acquired in the two product acquisitions completed on March 31, 2003 (see Note 6 in the accompanying Notes to Consolidated Financial Statements).

INTEREST AND OTHER INCOME

                                                           THREE MONTHS ENDED JUNE 30,
                                                    -------------------------------------------
                                                                                    CHANGE
                                                                                ---------------
         ($ IN THOUSANDS):                          2003       2002               $         %
                                                   ------     ------            ------    -----
Interest and other income                           $363        $53              $310     584.9%

The increase in interest and other income was due to the investment of $144.5 million of net proceeds from the May 2003 Convertible Subordinated Notes offering into short-term, highly liquid investments (see Notes 8 and 10 in the accompanying Notes to Consolidated Financial Statements) combined with the impact of an $82.3 million increase in short-term investments during fiscal 2003.

INTEREST EXPENSE

                                                           THREE MONTHS ENDED JUNE 30,
                                                    -------------------------------------------
                                                                                    CHANGE
                                                                                ---------------
($ IN THOUSANDS):                                   2003       2002               $         %
                                                   ------     -------           ------    -----
Interest expense                                   $1,085       $37             $1,048   2,832.4%

The increase in interest expense resulted primarily from the issuance of $200.0 million of Convertible Subordinated Notes on May 16, 2003 (see Note 8 in the accompanying Notes to Consolidated Financial Statements).


PROVISION FOR INCOME TAXES

                                                           THREE MONTHS ENDED JUNE 30,
                                                    -------------------------------------------
                                                                                    CHANGE
                                                                                ---------------
    ($ IN THOUSANDS):                               2003       2002               $         %
                                                   -------    -------           ------    -----
Provision for income taxes                         $4,718     $3,898             $820     21.0%
  effective tax rate                                 35.5%     36.7%

The decline in the effective tax rate was primarily due to the increased use of research and development tax credits as a means of lowering our tax rate.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

Cash and cash equivalents and working capital were $233.9 million and $289.5 million, respectively, at June 30, 2003, compared to $96.3 million and $137.9 million, respectively, at March 31, 2003. Internally generated funds from product sales growth continued to be a significant source of operating capital used in the funding of our businesses. The net cash flow from operating activities was $10.4 million for the three months ended June 30, 2003 compared to $17.1 million for the corresponding prior year period. The $6.7 million decrease in net cash flow from operating activities resulted primarily from an increase in inventories and a decrease in accounts payable and accrued liabilities. The increase in inventories resulted primarily from increased production of branded and specialty generic products in anticipation of continued sales growth, significant purchases of controlled substance raw materials, and receipt of Niferex(R), Chromagen(R) and StrongStart(R) inventories in accordance with the corresponding product acquisition agreements (see Note 6 in the accompanying Notes to Consolidated Financial Statements). The net decrease in accounts payable and accrued liabilities resulted primarily from an increase in the amount of income tax payments made during the first quarter of fiscal 2004 compared to the first quarter of the prior fiscal year.

Net cash flow used in investing activities was $17.9 million for the first quarter of fiscal 2004 compared to $7.5 million for the corresponding prior year period. Capital expenditures of $3.6 million were funded by net cash flows from operating activities. Our investment in capital assets was primarily for purchasing machinery and equipment to upgrade and expand our pharmaceutical manufacturing and distribution capabilities. On March 31, 2003, we completed the purchase of product rights and trademarks to the Chromagen(R) and StrongStart(R) product lines from a subsidiary of Altana Pharma AG (Altana) and the Niferex(R) product line from Schwarz Pharma. The acquisition of the Chromagen(R) and StrongStart(R) product lines was financed with a $13.0 million cash payment made on March 31, 2003 and two non-interest bearing $7.0 million promissory notes issued to Altana, which are due on the first and second anniversaries of the agreement. A cash payment of $14.3 million was made in April 2003 for the Niferex(R) product line. Other investing activities for the corresponding prior year quarter included a $3.0 million payment related to the purchase of certain licensing rights combined with an equity investment in a women's healthcare company.

Debt increased to $226.3 million at June 30, 2003 compared to $17.6 million at March 31, 2003. The increase primarily resulted from the issuance in May 2003 of $200.0 million in Convertible Subordinated Notes that are convertible, under certain circumstances, into shares of our Class A common stock at an initial conversion price of $34.51 per share (see Note 8 in the accompanying Notes to Consolidated Financial Statements). The Convertible Subordinated Notes bear interest at a rate of 2.50% and mature on May 16, 2033. We may redeem some or all of the Convertible Subordinated Notes at any time on or after May 21, 2006, at a redemption price, payable in cash, of 100% of the principal amount of the Convertible Subordinated Notes, plus accrued and unpaid interest (including contingent interest, if any) to the date of redemption. Holders may require us to repurchase all or a portion of their Convertible Subordinated Notes on May 16, 2008, 2013, 2018, 2023 and 2028, and upon a change in control, as defined in the indenture governing the Convertible Subordinated Notes, at 100% of the principal amount of the Convertible Subordinated Notes, plus accrued and unpaid interest (including contingent interest, if any) to the date of repurchase, payable in cash. The Convertible Subordinated Notes are subordinate to all of our existing and future senior obligations. The net proceeds to us were approximately $194.5 million, after deducting underwriting discounts, commissions and offering expenses. Also during the first quarter of fiscal 2004, we financed the purchase of an $8.8 million building with a term loan secured by the property under a floating rate loan with a bank. The facility consists of approximately 275,000 square feet of office, production, distribution and warehouse space. The remaining principal balance plus any unpaid interest is due in April 2008. We also entered into an interest rate swap agreement with the same bank, which fixed the interest rate of the building mortgage at 5.31% for the term of the loan.

As of June 30, 2003, we have a credit agreement with a bank that provides for a revolving line of credit for borrowing up to $60 million. The credit agreement provides for a $40 million unsecured revolving line of credit along with an unsecured supplemental credit line of $20 million for financing acquisitions. The $40 million unsecured revolving line of credit expires in October 2004 and the unsecured supplemental credit line of $20 million expires in December 2003. At June 30, 2003, we had no cash borrowings outstanding under either credit facility.

As a result of the significant increase in debt related to the $200.0 million Convertible Subordinated Notes issuance, the $60 million revolving line of credit we have with a bank was amended. The credit agreement, which previously included covenants that impose minimum levels of earnings before interest, taxes, depreciation and amortization, a maximum funded debt ratio, and a limit on capital expenditures and dividend payments, was expanded to include a minimum fixed charge ratio and a maximum senior leverage ratio.

During May 2003, we used $50.0 million of the net proceeds from the Convertible Subordinated Notes issuance to fund the repurchase of 2.0 million shares of our Class A common stock.

We believe our cash and cash equivalents balance, cash flows from operations, funds available under our credit facilities, and proceeds received from the Convertible Subordinated Notes issuance will be adequate to fund operating activities for the presently foreseeable future, including the payment of short-term and long-term debt obligations, capital improvements, research and development expenditures, product development activities and expansion of marketing capabilities for the branded pharmaceutical business. In addition, we continue to examine opportunities to expand our business through the acquisition of or investment in companies, technologies, product rights, research and development and other investments that are compatible with existing businesses. We intend to use our available cash to help in funding any acquisitions or investments. As such, cash has been invested in short-term, highly liquid instruments. We also may use funds available under our credit facility, or financing sources that subsequently become available, including the future issuances of additional debt or equity securities, to fund these acquisitions or investments. If we were to fund one or more such acquisitions or investments, our capital resources, financial condition and results of operations could be materially impacted in future periods.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
------------------------------------------

Our consolidated financial statements are presented on the basis of accounting principles that are generally accepted in the United States. Certain of our accounting policies are particularly important to the portrayal of our financial position and results of operations and require the application of significant judgment by our management. As a result, these policies are subject to an inherent degree of uncertainty. In applying these policies, we make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures. We base our estimates and judgments on historical experience, the terms of existing contracts, observance of trends in the industry, information that is obtained from customers and outside sources, and on various other assumptions that are believed to be reasonable and appropriate under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Although we believe that our estimates and assumptions are reasonable, actual results may differ significantly from our estimates. Changes in estimates and assumptions based upon actual results may have a material impact on our results of operations and/or financial condition. Our critical accounting policies are described below.

REVENUE RECOGNITION AND SALES ALLOWANCES. We recognize revenue on product sales upon shipment when title and risk of loss have transferred to the customer, when estimated sales provisions for product returns, sales rebates, payment discounts, chargebacks, and other promotional programs are reasonably determinable and when the customer's payment ability has been reasonably assured. Accruals for sales provisions are presented in the consolidated financial statements as reductions to revenues and accounts receivable.

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

ALLOWANCE FOR INVENTORIES. Inventories consist of finished goods held for distribution, raw materials and work in process. Our inventories are stated at the lower of cost or market, with cost determined on the first-in, first-out basis. In evaluating whether inventory is to be stated at the lower of cost or market, we consider such factors as the amount of inventory on hand and in the distribution channel, estimated time required to sell existing inventory, remaining shelf life and current and expected market conditions, including levels of competition. We establish reserves, when necessary, for slow-moving and obsolete inventories based upon our historical experience and management's assessment of current product demand. If it is determined that inventory is overvalued based upon the above factors, then the necessary provisions to reduce inventories to their net realizable value are made.

INTANGIBLE ASSETS. Our intangible assets consist of product rights, license agreements and trademarks resulting from product acquisitions and legal fees and similar costs relating to the development of patents and trademarks. Intangible assets that are acquired are stated at cost, less accumulated amortization, and are amortized on a straight-line basis over estimated useful lives of 20 years. Upon approval, costs associated with the development of patents and trademarks are amortized on a straight-line basis over estimated useful lives ranging from five to 17 years. We determine amortization periods for intangible assets that are acquired based on our assessment of various factors impacting estimated useful lives and cash flows of the acquired products. Such factors include the product's position in its life cycle, the existence or absence of like products in the market, various other competitive and regulatory issues, and contractual terms. Significant changes to any of these factors may result in a reduction in the intangible asset's useful life and an acceleration of related amortization expense.

We assess the impairment of intangible assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Some factors considered important which could trigger an impairment review include the following; (1) significant underperformance relative to expected historical or projected future operating results; (2) significant changes in the manner of our use of the acquired assets or the strategy for our overall business; and (3) significant negative industry or economic trends.

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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk is limited to fluctuating interest rates associated with variable rate indebtedness that is subject to interest rate changes.

Advances to us under our credit facilities bear interest at a rate that varies consistent with increases or decreases in the publicly announced prime rate and/or the LIBOR rate with respect to LIBOR-related loans, if any. A material increase in such rates could significantly increase borrowing expenses. We did not have any cash borrowings under our credit facilities at June 30, 2003.

In May 2003, we issued $200.0 million of Convertible Subordinated Notes. The interest rate on the Convertible Subordinated Notes is fixed at 2.50% and therefore not subject to interest rate changes.

In April 2003, we entered into an $8.8 million term loan secured by a building under a floating rate loan with a bank. We also entered into an interest rate swap agreement with the same bank, which fixed the interest rate of the building mortgage at 5.31% for the term of the loan.

ITEM 4.    CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES. Company management, including the chief executive officer and chief financial officer, have evaluated the Company's disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, the chief executive officer and chief financial officer have concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time period specified in the Securities and Exchange Commission's rules and forms.

CHANGES IN INTERNAL CONTROLS. There have been no significant changes in the Company's internal control over financial reporting or in other factors that could, or could be reasonably likely to, significantly affect internal control over financial reporting subsequent to the date of the evaluation.

PART II. - OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

ETHEX Corporation (ETHEX), a subsidiary of the Company, is a defendant in a lawsuit styled Healthpoint, Ltd. v. ETHEX Corporation, filed in federal court in San Antonio, Texas. In general, the plaintiffs allege that ETHEX's comparative promotion of its Ethezyme(TM) to Healthpoint's Accuzyme(R) product resulted in false advertising and misleading statements under various federal and state laws, and constituted unfair competition and misappropriation of trade secrets. In September 2001, the jury returned verdicts against ETHEX on certain false advertising, unfair competition, and misappropriation claims. The jury awarded compensatory and punitive damages totaling $16.5 million. On October 1, 2002, the U.S. District Court for the Western District of Texas denied ETHEX's motion to set aside the jury's verdict. On December 17, 2002, the court entered a judgment awarding attorneys' fees to Healthpoint in an amount to be subsequently determined.

We believe that the jury award is excessive and is not sufficiently supported by the facts or the law. We intend to vigorously prosecute an appeal. We and our counsel believe that there are meritorious arguments to be raised during the appeal process; however, we cannot give any assurance that we will prevail on appeal. As a result of the court's earlier decisions, our results of operations for the quarter ended September 30, 2002 included a provision for potential damages of $16.5 million, which is reflected in accrued liabilities on its consolidated balance sheet as of June 30, 2003. To date Healthpoint has requested reimbursement for approximately $1.8 million in attorneys' fees in addition to the judgment discussed above. We are contesting Healthpoint's entitlement to and its requested amount of attorneys' fees. As of this date, the court has not entered any order specifying the amount of attorneys' fees to be awarded. Our counsel has advised us that the amount could range from zero to $1.8 million, the amount requested by Healthpoint. Based on management's current analysis, we believe that the accrual for contingent liability as recorded will be adequate to cover any judgment, including attorneys' fees, which may result at the end of the appeal process. We are continually evaluating the need for additional reserves as the case progresses through the appeal process.

We previously distributed several low volume pharmaceutical products that contained phenylpropanolamine, or PPA, and that were discontinued in 2000 and 2001. We are presently named as one of several defendants in two product liability lawsuits in federal court in Nevada and Mississippi involving PPA. The Nevada case is Deuel, David, et al v. KV Pharmaceutical Company, Inc et al. The suit was filed on June 11, 2001. Discovery has been initiated in this case, and we currently have completed the basic fact discovery and depositions, however, no discovery cut-off date has been assigned and there is presently no trial date. The Mississippi case is Virginia Madison, et al.
v. Bayer Corporation, et al. We are one of several defendants named in the lawsuit. The suit was filed on December 23, 2002, but was not served on us until February 2003. The case was originally filed in the Circuit Court of Hinds County, Mississippi, and was removed to the United States District Court for the Southern District of Mississippi by co-defendant Bayer Corporation. The Plaintiffs have filed a motion to remand the case to the Circuit Court of Hinds County, Mississippi, which has caused the Court to enter a stay of all proceedings pending a resolution of the motion. So far, the Court has not ruled on the remand motion. Both the Nevada and Mississippi cases have been transferred to a Judicial Panel on Multi-District Litigation for PPA claims sitting in the Western District of Washington.
Each lawsuit alleges bodily injury, wrongful death, economic injury, punitive damages, loss of consortium and/or loss of services from the use of our distributed pharmaceuticals containing PPA that have since been discontinued and/or reformulated to exclude PPA. We believe that the Company has substantial defenses to these claims, though the ultimate outcome of these cases and the potential effect cannot be determined.

We are being defended and indemnified in the Nevada PPA lawsuits by its products liability insurer subject to a reservation of rights. Our product liability coverage was obtained on a claims made basis and provides coverage for judgments, settlements and defense costs arising from product liability claims. However, such insurance may not be adequate to eliminate the risk from some or all product liability claims, including PPA claims, and is subject to the limitations described in the terms of the policies. Furthermore, our product liability coverage for PPA claims expired for claims made after June 15, 2002. Although we renewed our product liability coverage for coverage after June 15, 2002, that policy excludes future PPA claims in accordance with the standard industry exclusion. Consequently, as of June 15, 2002, we have provided for legal defense costs and indemnity payments involving PPA claims on a going forward basis, including the Mississippi lawsuit that was after June 15, 2002. Moreover, we may not be able to obtain product liability insurance in the future for PPA claims with adequate coverage limits at commercially reasonable prices for subsequent periods. From time to time in the future, we may be subject to further litigation resulting from products containing PPA that it formerly distributed. We intend to vigorously defend any claims that may be raised in the current and future litigation.

From time to time, we become involved in various legal matters in addition to the above-described matters that it considers to be in the ordinary course of business. While we are not presently able to determine the potential liability, if any, related to such matters, we believe none of such matters, individually or in the aggregate, will have a material adverse effect on our financial position.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

On May 16, 2003, we completed the sale of $200 million of our Contingent Convertible Subordinated Notes Due 2033 (the "Notes") in a private placement pursuant to Rule 144A under the Securities Act of 1933, as amended. The Notes were sold to Deutsche Bank Securities, Inc. and Banc of America Securities LLC, as representatives of the several purchasers. The Notes were issued under an indenture, dated as of May 16, 2003, between us and

Deutsche Bank Trust Company Americas, as trustee. The Notes have an annual interest rate of 2.5% and are convertible into our Class A common stock in the following circumstances:

         o During any quarter commencing after June 30, 2003, if the closing sale price of our Class A common stock for at least 20 trading days in the period of 30 consecutive trading days ending on the last trading day of the quarter preceding the quarter in which the conversion occurs exceeds 120% of the conversion price per share of our Class A common stock on that 30th trading day;

         o    If we have called the Notes for redemption;

         o During the five trading day period immediately following any nine consecutive trading day period in which the trading price per $1,000 principal amount of the Notes for each day of such period was less than 95% of the product of the closing sale price of our Class A common stock on that day multiplied by the number of shares of our Class A common stock issuable upon conversion of $1,000 principal amount of the Notes; or

         o    Upon the occurrence of other specified corporate transactions.

Holders may convert any outstanding Notes into shares of our Class A common stock at the conversion price of $34.51. This represents a conversion rate of approximately 28.9771 shares of Class A common stock per $1,000 principal amount of Notes.

We used $50 million of the proceeds from the offering of the Notes to fund the repurchase of $50 million of our Class A common stock and intend to use the remaining proceeds: (1) for future acquisitions of products, technologies and businesses, and (2) for general corporate purposes.

ITEM 6.         EXHIBITS AND REPORTS ON FORM 8-K
--------        --------------------------------

                a)    Exhibits.  See Exhibit Index.

                b) Reports on Form 8-K. On April 3, 2003, the Company filed a Current Report on Form 8-K dated April 1, 2003, under Item 7 and Item 9, to announce that the Company had completed an agreement with Schwarz Pharma to acquire the Niferex(R) product line for its Ther-Rx Corporation branded marketing division. The Report also announced that the Company had completed an agreement with a subsidiary of Altana Pharma AG to acquire the Chromagen(R) and StrongStart(R) product lines for its Ther-Rx Corporation branded marketing division.

                      On April 29, 2003, the Company filed a Current Report on Form 8-K dated April 29, 2003, under Item 7 and
                      Item 9, to announce that it expected to report results in line with current market expectations for its fiscal fourth quarter and fiscal year ended March 31, 2003.

                      On May 16, 2003, the Company filed a Current Report on Form 8-K dated May 12, 2003, under Item 7 and Item 9, to announce its intention to raise approximately $130 million through an overnight offering of 30-year Contingent Convertible Subordinated Notes in a private placement pursuant to Rule 144A under the Securities Act of 1933.

                      On May 21, 2003, the Company filed a Current Report on Form 8-K dated May 16, 2003, under Item 7 and Item 9, to announce the completion of the sale of $200 million of Contingent Convertible Subordinated Notes due in 2033 at an annual interest rate of 2.5%.

                      On June 4, 2003, the Company filed a Current Report on Form 8-K dated June 2, 2003, under Item 7 and Item 9, to announce its operating results for its fiscal fourth quarter and fiscal year ended March 31, 2003.

                                 SIGNATURES
                                 ----------

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           K-V PHARMACEUTICAL COMPANY



Date: August 14, 2003                     By  /s/  Marc S. Hermelin
                                              --------------------------------
                                              Marc S. Hermelin
                                              Vice Chairman of the Board and
                                              Chief Executive Officer
                                              (Principal Executive Officer)



Date: August 14, 2003                     By  /s/  Gerald R. Mitchell
                                              --------------------------------
                                              Gerald R. Mitchell
                                              Vice President, Treasurer and
                                              Chief Financial Officer
                                              (Principal Financial and
                                               Accounting Officer)

                                EXHIBIT INDEX


Exhibit No.                   Description
-----------                   -----------

   31.1           Certification of Chief Financial Officer.

   31.2           Certification of Chief Executive Officer.

   32.1           Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.