Form 10-Q
period 2003-09-30
KV PHARMACEUTICAL CO /DE/
filed 2003-11-14
CIK 57055

                     SECURITIES AND EXCHANGE COMMISSION
                     ----------------------------------
                           WASHINGTON, D.C. 20549


                                  FORM 10-Q
           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           -------------------------------------------------------
                       SECURITIES EXCHANGE ACT OF 1934
                       -------------------------------

            FOR THE QUARTERLY PERIOD ENDED    SEPTEMBER 30, 2003
                                           ---------------------


                    COMMISSION FILE NUMBER         1-9601
                                           --------------


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
            (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

      INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS) AND (2) HAS BEEN
SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.   YES  X    NO
                                                                ---      ---

INDICATE BY CHECK MARK WHETHER THE REGISTRANT IS AN ACCELERATED FILER (AS
DEFINED IN EXCHANGE ACT RULE 12b-2).   YES  X    NO
                                           ---      ---

             TITLE OF CLASS OF                                  NUMBER OF SHARES
               COMMON STOCK                            OUTSTANDING AS OF NOVEMBER 5, 2003
             -----------------                         ----------------------------------
CLASS A COMMON STOCK, PAR VALUE $.01 PER SHARE                  33,726,842
CLASS B COMMON STOCK, PAR VALUE $.01 PER SHARE                  15,957,122

PART I. - FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS


                                    K-V PHARMACEUTICAL COMPANY AND SUBSIDIARIES
                                       CONSOLIDATED STATEMENTS OF OPERATIONS
                              (Unaudited; dollars in thousands, except per share data)

                                                            THREE MONTHS ENDED               SIX MONTHS ENDED
                                                               SEPTEMBER 30,                   SEPTEMBER 30,
                                                        --------------------------      ---------------------------
                                                           2003             2002          2003              2002
                                                        ---------        ---------      ---------         ---------
Net revenues.....................................       $  71,019        $  60,482      $ 130,398         $ 109,709
Cost of sales....................................          24,140           23,481         45,129            42,559
                                                        ---------        ---------      ---------         ---------
Gross profit.....................................          46,879           37,001         85,269            67,150
                                                        ---------        ---------      ---------         ---------
Operating expenses:
    Research and development.....................           4,028            5,086          9,570             8,555
    Selling and administrative...................          23,171           17,330         40,893            32,822
    Amortization of intangible assets............           1,113              579          2,224             1,162
    Litigation...................................          (1,700)          16,500         (1,700)           16,500
                                                        ---------        ---------      ---------         ---------
Total operating expenses.........................          26,612           39,495         50,987            59,039
                                                        ---------        ---------      ---------         ---------

Operating income (loss)..........................          20,267           (2,494)        34,282             8,111
                                                        ---------        ---------      ---------         ---------
Other expense (income):

    Interest expense.............................           1,700               60          2,785                97
    Interest and other income....................            (411)            (334)          (773)             (387)
                                                        ---------        ---------      ---------         ---------
Total other expense (income), net................           1,289             (274)         2,012              (290)
                                                        ---------        ---------      ---------         ---------
Income (loss) before income taxes................          18,978           (2,220)        32,270             8,401
Provision (benefit) for income taxes.............           6,737             (815)        11,456             3,083
                                                        ---------        ---------      ---------         ---------

Net income (loss)................................       $  12,241        $  (1,405)     $  20,814         $   5,318
                                                        =========        =========      =========         =========

Net income (loss) per common share - basic.......           $0.25           $(0.03)         $0.42             $0.11
                                                            =====           ======          =====             =====

Net income (loss) per common share - diluted.....           $0.24           $(0.03)         $0.41             $0.11
                                                            =====           ======          =====             =====



SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                    K-V PHARMACEUTICAL COMPANY AND SUBSIDIARIES
                                            CONSOLIDATED BALANCE SHEETS
                                               (Dollars in thousands)

                                                                                         SEPTEMBER 30,     MARCH 31,
                                                                                             2003            2003
                                                                                             ----            ----
                                                                                          (Unaudited)

                                            ASSETS
                                            ------
CURRENT ASSETS:
Cash and cash equivalents............................................................    $   235,587     $    96,288
Receivables, less allowance for doubtful accounts of $391 and $422
   at September 30, 2003 and March 31, 2003, respectively............................         53,682          57,385
Inventories, net.....................................................................         53,479          42,343
Prepaid and other assets.............................................................          4,285           2,709
Deferred tax asset...................................................................         13,510          14,791
                                                                                         -----------     -----------
   Total Current Assets..............................................................        360,543         213,516
Property and equipment, less accumulated depreciation................................         65,602          51,903
Intangible assets and goodwill, net..................................................         81,663          82,577
Other assets.........................................................................         10,808           4,672
                                                                                         -----------     -----------
TOTAL ASSETS.........................................................................    $   518,616     $   352,668
                                                                                         ===========     ===========

                                         LIABILITIES
                                         -----------

CURRENT LIABILITIES:
Accounts payable.....................................................................    $    14,515     $    15,588
Accrued liabilities..................................................................         38,030          52,548
Current maturities of long-term debt.................................................          8,184           7,484
                                                                                         -----------     -----------
   Total Current Liabilities.........................................................         60,729          75,620
Long-term debt.......................................................................        218,016          10,106
Other long-term liabilities..........................................................          3,063           2,913
Deferred tax liability...............................................................          3,828           3,413
                                                                                         -----------     -----------
TOTAL LIABILITIES....................................................................        285,636          92,052
                                                                                         -----------     -----------


COMMITMENTS AND CONTINGENCIES

                                     SHAREHOLDERS' EQUITY
                                     --------------------

7% cumulative convertible Preferred Stock, $.01 par value; $25.00 stated and liquidation value; 840,000 shares authorized; issued and outstanding --
   40,000 shares at September 30, 2003 and March 31, 2003 (convertible into
   Class A shares at a ratio of 8.4375 to one).......................................              -               -
Class A and Class B Common Stock, $.01 par value; 150,000,000 and
   75,000,000 shares authorized, respectively;
     Class A - issued 36,670,749 and 35,476,935 at September 30, 2003
       and March 31, 2003, respectively..............................................            367             236
     Class B - issued 16,057,264 and 15,865,678 at September 30, 2003 and March 31,
       2003, respectively (convertible into Class A shares on a one-for-one basis)...            160             106
Additional paid-in capital...........................................................        122,910         120,961
Retained earnings....................................................................        159,571         139,341
Less: Treasury stock, 2,988,930 shares of Class A and 80,142 shares of Class B
   Common Stock at September 30, 2003, respectively, and 48 shares of Class A and
   80,142 shares of Class B Common Stock at March 31, 2003, respectively, at cost....        (50,028)            (28)
                                                                                         -----------     -----------
TOTAL SHAREHOLDERS' EQUITY...........................................................        232,980         260,616
                                                                                         -----------     -----------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY...........................................    $   518,616     $   352,668
                                                                                         ===========     ===========



SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                    K-V PHARMACEUTICAL COMPANY AND SUBSIDIARIES
                                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                         (Unaudited; dollars in thousands)

                                                                                       SIX MONTHS ENDED
                                                                                         SEPTEMBER 30,
                                                                                  ----------------------------
                                                                                     2003              2002
                                                                                  -----------      -----------
OPERATING ACTIVITIES:
Net income.............................................................           $    20,814      $     5,318
Adjustments to reconcile net income to net cash provided by
   operating activities:
   Depreciation, amortization and other non-cash charges...............                 6,082            3,507
   Deferred income tax provision (benefit).............................                 1,696           (6,959)
   Deferred compensation...............................................                   150              125
   Litigation..........................................................                 1,825           16,500
Changes in operating assets and liabilities:
   Decrease in receivables, net........................................                 3,703           11,701
   Increase in inventories, net........................................               (12,759)          (6,446)
   (Increase) decrease in prepaid and other assets.....................                (3,183)             654
   Decrease in accounts payable and accrued liabilities................                (1,493)            (726)
                                                                                  -----------      -----------
Net cash provided by operating activities..............................                16,835           23,674
                                                                                  -----------      -----------

INVESTING ACTIVITIES:
   Purchase of property and equipment, net.............................                (8,080)          (9,710)
   Purchase of stock and intangible assets.............................                     -           (3,000)
   Product acquisition.................................................               (14,300)               -
                                                                                  -----------      -----------
Net cash used in investing activities..................................               (22,380)         (12,710)
                                                                                  -----------      -----------

FINANCING ACTIVITIES:
   Principal payments on long-term debt................................                  (437)            (220)
   Dividends paid on preferred stock...................................                  (401)             (35)
   Proceeds from issuance of convertible notes.........................               194,236                -
   Purchase of common stock for treasury...............................               (50,000)               -
   Proceeds from issuance of common stock..............................                     -           72,472
   Sale of common stock to employee profit sharing plan................                     -              891
   Exercise of common stock options....................................                 1,446              170
                                                                                  -----------      -----------
Net cash provided by financing activities..............................               144,844           73,278
                                                                                  -----------      -----------
Increase in cash and cash equivalents..................................               139,299           84,242
Cash and cash equivalents:
   Beginning of year...................................................                96,288           12,109
                                                                                  -----------      -----------
   End of period.......................................................           $   235,587      $    96,351
                                                                                  ===========      ===========

SUPPLEMENTAL INFORMATION:
   Interest paid.......................................................           $       195      $       214
   Income taxes paid...................................................                 9,701           10,901

NON-CASH FINANCING ACTIVITY:
    Term loan to finance building purchase.............................           $     8,800      $         -
    Issuance of common stock under product development
        agreement......................................................                   505                -


SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                (Dollars in thousands, except per share data)

1.   BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of K-V Pharmaceutical Company ("KV" or the "Company") have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. However, in the opinion of management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations and cash flows for the three- and six-month periods ended September 30, 2003 are not necessarily indicative of the results of operations and cash flows that may be expected for the fiscal year ending March 31, 2004. The interim consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2003. The balance sheet information as of March 31, 2003 has been derived from the Company's audited consolidated balance sheet as of that date.

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

                                                               THREE MONTHS ENDED              SIX MONTHS ENDED
                                                                  SEPTEMBER 30,                  SEPTEMBER 30,
                                                            ------------------------      -------------------------
                                                               2003            2002           2003           2002
                                                               ----            ----           ----           ----
   Net income (loss), as reported.................          $  12,241      $  (1,405)     $  20,814       $   5,318
   Stock based employee compensation expense,
     net of tax...................................               (340)          (365)          (509)           (539)
                                                            ---------      ---------      ---------       ---------
   Pro forma net income (loss)....................          $  11,901      $  (1,770)     $  20,305       $   4,779
                                                            =========      ==========     =========       =========
   Earnings (loss) per share:
     Basic - as reported..........................          $    0.25      $   (0.03)     $    0.42       $    0.11
     Basic - pro forma............................               0.25          (0.04)          0.41            0.10
     Diluted - as reported........................               0.24          (0.03)          0.41            0.11
     Diluted - pro forma..........................               0.23          (0.03)          0.40            0.10

The weighted average fair value of the options has been estimated on the date of grant using the following weighted average assumptions for grants during the three and six months ended September 30, 2003 and 2002, respectively: no dividend yield; expected volatility of 43% and 45%; risk-free interest rate of 3.16% and 2.40% per annum; and expected option terms ranging from 3 to 10 years for both periods. Weighted averages are used because of varying assumed exercise dates.

3.   EARNINGS (LOSS) PER SHARE

         The following table sets forth the computation of basic and diluted earnings per share:

                                                               THREE MONTHS ENDED              SIX MONTHS ENDED
                                                                  SEPTEMBER 30,                  SEPTEMBER 30,
                                                            ------------------------      -------------------------
                                                               2003            2002           2003           2002
                                                               ----            ----           ----           ----
   Numerator:
     Net income (loss) (3)(4)........................       $  12,241      $  (1,405)     $  20,814       $   5,318
     Preferred stock dividends.......................             (17)           (17)          (401)            (35)
                                                            ---------      ---------      ---------       ---------

     Numerator for basic earnings (loss) per
       share - income (loss) available to common
       shareholders..................................          12,224         (1,422)        20,413           5,283

     Effect of dilutive securities:
       Preferred stock dividends.....................              17             17            401              35
                                                            ---------      ---------      ---------       ---------

     Numerator for diluted earnings (loss) per
       share - income (loss) available to common
       shareholders after assumed conversions........       $  12,241      $  (1,405)     $  20,814       $   5,318
                                                            =========      =========      =========       =========

   Denominator:
     Denominator for basic earnings (loss) per
       share - weighted-average shares...............          48,501         50,726         49,145          48,453
                                                            ---------      ---------      ---------       ---------

     Effect of dilutive securities:
       Employee stock options........................           1,816              -          1,740           1,536
       Convertible preferred stock...................             338              -            338             338
                                                            ---------      ---------      ---------       ---------

     Dilutive potential common shares................           2,154              -          2,078           1,874
                                                            ---------      ---------      ---------       ---------

     Denominator for diluted earnings (loss) per
       share - adjusted weighted-average shares and
       assumed conversions...........................          50,655         50,726         51,223          50,327
                                                            =========      =========      =========       =========

     Basic earnings (loss) per share(1) .............       $    0.25      $   (0.03)     $    0.42       $    0.11
                                                            =========      =========      =========       =========
     Diluted earnings (loss) per share(1)(2) ........       $    0.24      $   (0.03)     $    0.41       $    0.11
                                                            =========      =========      =========       =========

(1) The two-class method for Class A and Class B common stock is not presented because the earnings per share are equivalent to the if converted method since dividends were not declared or paid and each class of common stock has equal ownership of the Company.

(2) Excluded from the computation of diluted earnings per share are outstanding stock options whose exercise prices are greater than the average market price of the common shares for the period reported. For the quarter ended September 30, 2003, stock options to purchase 50,850 Class A and Class B common shares were excluded from the computation. For the six-month periods, excluded from the computation were stock options to purchase 211,350 and 435,150 of Class A and Class B common shares at September 30, 2003 and 2002, respectively. For the quarter ended September 30, 2002, there were stock options to purchase 3,451,630 shares of Class A and Class B Common Stock and preferred shares convertible into 337,500 shares of Class A Common Stock that were excluded from the computation of diluted loss per share because their effect would have been anti-dilutive.

(3) Net income for the three and six months ended September 30, 2003 included a net gain of $1,700 related to two litigation matters. The impact of the net gain, net of applicable tax effect, was to increase net income by $1,100, or $0.02 per diluted share.

(4) Net income for the three and six months ended September 30, 2002 included a provision of $16,500 for potential damages associated with a lawsuit (see Note 11). The impact of the litigation reserve, net of applicable tax effect, was to reduce net income by $10,444, or $0.21 per diluted share.

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

Accruals for sales provisions are presented in the consolidated financial statements as reductions to net revenues and accounts receivable. Sales provisions totaled $22,201 and $24,710 for the three months ended September 30, 2003 and 2002, respectively, and $44,016 and $44,268 for the six months ended September 30, 2003 and 2002, respectively. The reserve balances related to the sales provisions totaled $30,867 and $29,658 at September 30, 2003 and March 31, 2003, respectively, and are included in "Receivables, less allowance for doubtful accounts" in the accompanying consolidated balance sheets.

5.   INVENTORIES

         Inventories consist of the following:

                                                                  SEPTEMBER 30, 2003     MARCH 31, 2003
                                                                  ------------------     --------------
                  Finished goods.....................                $    31,201           $   26,524
                  Work-in-process....................                      4,775                4,290
                  Raw materials......................                     18,631               12,532
                                                                     -----------           ----------
                                                                          54,607               43,346
                  Reserves for obsolescence..........                     (1,128)              (1,003)
                                                                     -----------           ----------
                                                                     $    53,479           $   42,343
                                                                     ===========           ==========

Management establishes reserves for potentially obsolete or slow moving inventory based on an evaluation of inventory levels, forecasted demand, and market conditions.

6.   INTANGIBLE ASSETS AND GOODWILL

                                                      SEPTEMBER 30, 2003                   MARCH 31, 2003
                                                 ----------------------------       ----------------------------
                                                  GROSS                               GROSS
                                                 CARRYING        ACCUMULATED        CARRYING        ACCUMULATED
                                                  AMOUNT        AMORTIZATION         AMOUNT        AMORTIZATION
                                                  ------        ------------         ------        ------------
Product rights - Micro-K(R)................      $36,140          $ (8,197)          $36,140         $(7,294)
Product rights - PreCare(R)................        8,433            (1,757)            8,433          (1,546)
Trademarks acquired........................       42,476            (1,062)           42,476               -
License agreements.........................        2,235                 -             1,000               -
Trademarks and patents.....................        3,189              (351)            3,114            (303)
                                                 -------          --------           -------         -------
  Total intangible assets..................       92,473           (11,367)           91,163          (9,143)
Goodwill...................................          557                 -               557               -
                                                 -------          --------           -------         -------
                                                 $93,030          $(11,367)          $91,720         $(9,143)
                                                 =======          ========           =======         =======



As of September 30, 2003, amortization expense for intangible assets is estimated to be $2,226 for the remainder of fiscal 2004 and $4,450 in each of the four succeeding fiscal years.

7.   SEGMENT REPORTING

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

The following represents information for the Company's reportable operating segments for the three and six months ended September 30, 2003 and 2002.

                                THREE MONTHS
                                   ENDED         BRANDED      SPECIALTY     SPECIALTY     ALL
                                SEPTEMBER 30,    PRODUCTS     GENERICS      MATERIALS    OTHER    ELIMINATIONS  CONSOLIDATED
                                -------------    --------     --------      ---------    -----    ------------  ------------
   Net revenues...............      2003          $16,879      $48,785        $4,279   $  1,076      $     -      $ 71,019
                                    2002           11,286       44,393         4,377        426            -        60,482

   Segment profit (loss)......      2003            4,392       28,544           557    (14,515)           -        18,978
                                    2002            1,702       23,579           616    (28,117)           -        (2,220)

   Identifiable assets........      2003           12,902       67,673         9,072    430,127       (1,158)      518,616
                                    2002            9,828       53,023         9,377    219,161       (1,158)      290,231

   Property and                     2003                6            -            30      4,492            -         4,528
       equipment additions....      2002              612            2            38      4,597            -         5,249

   Depreciation and                 2003               81           13            35      2,999            -         3,128
       Amortization...........      2002               90           12            43      1,715            -         1,860





                                 SIX MONTHS
                                    ENDED         BRANDED     SPECIALTY     SPECIALTY     ALL
                                SEPTEMBER 30,     PRODUCTS     GENERICS     MATERIALS    OTHER     ELIMINATIONS   CONSOLIDATED
                                -------------     --------     --------     ---------    -----     ------------   ------------
   Net revenues...............      2003          $31,660      $88,240        $8,180   $  2,318        $ -          $130,398
                                    2002           18,420       81,445         8,916        928          -           109,709

   Segment profit (loss)......      2003            9,235       50,320           874    (28,159)         -            32,270
                                    2002            1,086       43,405         1,453    (37,543)         -             8,401

   Property and                     2003              123            -            35      7,922          -             8,080
       equipment additions....      2002              625           20            71      8,994          -             9,710

   Depreciation and                 2003              161           28            70      5,823          -             6,082
       Amortization...........      2002              111           25            84      3,287          -             3,507

   Consolidated revenues are principally derived from customers in North
   America and substantially all property and equipment is located in the St. Louis, Missouri metropolitan area.

8.   EQUITY TRANSACTIONS

On September 8, 2003, the Company's Board of Directors declared a three-for-two stock split in the form of a 50% stock dividend on its Class A and Class B common stock paid on September 29, 2003 to shareholders of record as of September 18, 2003. Class A and Class B common stock was credited and retained earnings was charged for the aggregate par value of the shares issued. The stated par value on a per share basis was not changed from $.01.

All per share data herein has been restated to reflect the aforementioned three-for-two stock split in the form of a 50% stock dividend.

9.   CONTINGENCIES - RESERVE FOR POTENTIAL LEGAL DAMAGES

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

The Company believes that the jury award is excessive and is not sufficiently supported by the facts or the law. The Company intends to vigorously prosecute an appeal. The Company and its counsel believe that there are meritorious arguments to be raised during the appeal process; however, we cannot give any assurance that we will prevail on appeal. As a result of the court's earlier decisions, the Company's results of operations for the quarter ended September 30, 2002 included a provision for potential damages of $16,500, which was reflected in accrued liabilities on the Company's consolidated balance sheet as of September 30, 2003. As discussed above, Healthpoint also requested reimbursement for approximately $1,800 in attorneys' fees in addition to the judgment. In September 2003, the court entered an order specifying the amount of attorneys' fees to be awarded. As a result of this decision, during the quarter ended September 30, 2003, the Company recorded an additional provision of $1,825, which was reflected in accrued liabilities on the Company's consolidated balance sheet as of September 30, 2003.

KV previously distributed several low volume pharmaceutical products that contained phenylpropanolamine, or PPA, and that were discontinued in 2000 and 2001. The Company is presently named as one of several defendants in a product liability lawsuit in federal court in Mississippi involving PPA. The Mississippi case is Virginia

Madison, et al. v. Bayer Corporation, et al. The suit was filed on December 23, 2002, but was not served on KV until February 2003. The case was originally filed in the Circuit Court of Hinds County, Mississippi, and was removed to the United States District Court for the Southern District of Mississippi by co-defendant Bayer Corporation. The Mississippi case has been transferred to a Judicial Panel on Multi-District Litigation for PPA claims sitting in the Western District of Washington. It alleges bodily injury, wrongful death, economic injury, punitive damages, loss of consortium and/or loss of services from the use of the Company's distributed pharmaceuticals containing PPA that have since been discontinued and/or reformulated to exclude PPA. Discovery has only recently begun and management believes that the Company has substantial defenses to these claims, though the ultimate outcome of this case and the potential effect cannot be determined.

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

On September 25, 2003, the Commonwealth of Massachusetts filed Commonwealth of Massachusetts v. Mylan Laboratories, Inc. et al, No. 1:03-cv-11865-PBS (D. Mass.), against ETHEX Corp. and twelve other manufacturers of generic pharmaceutical products, including Mylan Laboratories, Inc., Barr Laboratories, Inc., Duramed Pharmaceuticals, Inc., IVAX Corporation, Warrick Pharmaceuticals Corporation, Watson Pharmaceuticals, Inc., Schein Pharmaceuticals, Inc., TEVA Pharmaceuticals USA, Inc., Par Pharmaceuticals, Inc., Dey, Inc., Purepac Pharmaceutical Co., and Roxanne Laboratories, Inc. The complaint alleges, among other things, that the defendants reported inflated pricing information for their drugs to data reporting services, and that Massachusetts relied on this pricing data in setting reimbursement rates under the Medicaid program. The complaint also alleges that Massachusetts received rebates from the defendants under the Medicaid Drug Rebate Program that were materially less than that to which Massachusetts was entitled. Massachusetts seeks to recover from the defendants the amount that it believes it overpaid and the amount it is owed in rebates, based on claims under Massachusetts and federal law. The case is in its early stages, and fact discovery has not yet begun. ETHEX is vigorously defending the litigation.

We are involved in various other legal proceedings in the ordinary course of our business. These legal proceedings include various patent infringement actions brought by potential competitors with respect to products we propose to market and for which we have filed Abbreviated New Drug Applications and provided notice of certification required under the provisions of the Hatch Waxman Act. While it is not feasible to predict the ultimate outcome of such other proceedings, we believe that the ultimate outcome of such other proceedings will not have a material adverse effect on our results of operations or financial position.

10.  RECENTLY ISSUED ACCOUNTING STANDARDS

In November 2002, the Financial Accounting Standards Board (FASB) issued FASB Interpretation (FIN) No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. FIN 45 elaborates on disclosures to be made by a guarantor in its financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of the guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002 and the disclosure requirements are effective for all financial statements of periods ending after December 31, 2002. At September 30, 2003, the Company was not a guarantor on any debt instruments.

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

In January 2003, the FASB issued FIN No. 46, Consolidation of Variable Interest Entities, an interpretation of ARB No. 51. FIN 46 provides guidance on: 1) the identification of entities for which control is achieved through means other than through voting rights and 2) how to determine when and which business enterprise should consolidate such entities. FIN 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after December 15, 2003. The Company is currently evaluating what impact, if any, FIN 46 will have on its financial position or results of operations.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS 150 establishes standards for how entities classify and measure in their statement of financial position certain financial instruments with characteristics of both liabilities and equity. The provisions of SFAS 150 are effective for financial instruments entered into or modified after May 31, 2003, and otherwise shall be effective at the beginning of the first fiscal interim period beginning after June 15, 2003. The adoption of this statement did not have a material impact on the Company's results of operations or financial position.

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

Because the factors referred to above, as well as the statements included under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations," and elsewhere in this Form 10-Q, could cause actual results or outcomes to differ materially from those expressed in any forward-looking statements made by us or on our behalf, you should not place undue reliance on any forward-looking statements. Further, any forward-looking statement speaks only as of the date on which it is made and, unless applicable law requires to the contrary, we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events. New factors emerge from time to time, and it is not possible for us to predict which factors will arise, when they will arise and/or their effects. In addition, we cannot assess the impact of each factor on our business or financial condition or the extent to which any factor, or combination of factors, may cause our actual results to differ materially from those contained in any forward-looking statements.

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

BACKGROUND
----------

We are a fully integrated specialty pharmaceutical company that develops, acquires, manufactures and markets technologically distinguished branded and non-branded/generic prescription pharmaceutical products. We have a broad range of dosage form capabilities including tablets, capsules, creams, liquids and ointments. We conduct our branded pharmaceutical operations through Ther-Rx Corporation and our generic/non-branded pharmaceutical operations through ETHEX Corporation, which focuses principally on technologically distinguished generic products. Through Particle Dynamics, Inc., we develop, manufacture and market technologically advanced, value-added raw material products for the pharmaceutical, nutritional, personal care, food and other markets.

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

RESULTS OF OPERATIONS
---------------------

NET REVENUES BY SEGMENT
-----------------------
   ($ IN THOUSANDS):
-----------------------

                                                THREE MONTHS ENDED                           SIX MONTHS ENDED
                                                  SEPTEMBER 30,                                SEPTEMBER 30,
                                    ------------------------------------------   -----------------------------------------
                                                                       %                                           %
                                        2003           2002         CHANGE            2003          2002         CHANGE
                                    ------------   ------------  -------------   ------------  -------------  ------------
   Branded products                 $     16,879   $     11,286           49.6%  $     31,660  $      18,420          71.9%
     as % of total net revenues             23.8%          18.7%                         24.3%          16.8%
   Specialty generics                     48,785         44,393            9.9%        88,240         81,445           8.3%
     as % of total net revenues             68.7%          73.4%                         67.7%          74.2%
   Specialty materials                     4,279          4,377           (2.2)%        8,180          8,916          (8.3)%
     as % of total net revenues              6.0%           7.2%                          6.3%           8.1%
    Other                                  1,076            426          152.6%         2,318            928         149.8%
       Total net revenues           $     71,019   $     60,482           17.4%  $    130,398  $     109,709          18.9%

The increase in branded product sales of $5.6 million and $13.2 million for the three- and six-month periods, respectively, was due primarily to continued growth of our women's healthcare family of products and the sales impact of products acquired by us on March 31, 2003. Sales from the women's healthcare product group increased $1.7 million, or 19.1%, in the second quarter and $6.5 million, or 46.2%, for the six-month period. Included in the women's healthcare family of products is the PreCare(R) product line which contributed $1.3 million and $6.0 million of incremental sales in the three- and six-month periods, respectively. These increases were attributable to increased sales volume associated with higher market shares for PrimaCare(R), our prescription prenatal/postnatal multivitamin and mineral supplement with essential fatty acids, and the PreCare(R) prenatal vitamin. Gynazole-1(R), our vaginal antifungal cream product, continued to experience growth in the three- and six-month periods as its market share continued to increase. Sales of Gynazole-1(R) increased $.4 million, or 11.9%, in the three-month period and $.5 million, or 8.5%, for the six-month period. Our share of the prescription vaginal antifungal cream market increased to 21.6% at the end of the second quarter, compared to 15.1% at the end of the prior year comparative quarter. Increased sales from our women's healthcare family of products were supplemented by $4.4 million and $7.6 million of sales in the three- and six-month periods, respectively, from our two hematinic product lines, Chromagen(R) and Niferex(R), and the Strong Start prenatal vitamin product line that were acquired at the end of fiscal 2003. Near the end of the second quarter, we began introducing technology-improved versions of these products that incorporate our proprietary drug delivery technologies. These increases were partially offset by a $0.6 million and $0.8 million decline in sales from the Micro-K(R) product line for the three- and six-month periods, respectively.

The growth in specialty generic sales of $4.4 million and $6.8 million for the three- and six-month periods, respectively, resulted from $2.3 million and $3.3 million, respectively, of incremental sales volume from new product introductions, primarily in the cough/cold and prenatal vitamin product lines, and $3.3 million and $3.8 million, respectively, in higher sales due to price increases on certain products principally in the cardiovascular category, which were partially offset by a decline in sales volume for certain existing products of $1.2 million and $0.3 million for the three- and six-month periods, respectively.

The decrease in specialty material product sales for the three- and six-month periods was primarily due to a slowdown in a major customer's business in the vitamin supplement market.

The increase in other revenue for the three- and six-month periods was primarily due to the impact of a profit sharing arrangement entered into in the second quarter of fiscal 2003 whereby three pain management products manufactured by us are marketed in Canada by another pharmaceutical company.

GROSS PROFIT BY SEGMENT
-----------------------
   ($ IN THOUSANDS):
-----------------------

                                                THREE MONTHS ENDED                           SIX MONTHS ENDED
                                                  SEPTEMBER 30,                                SEPTEMBER 30,
                                    ------------------------------------------   -----------------------------------------
                                                                       %                                           %
                                        2003           2002         CHANGE            2003          2002         CHANGE
                                    ------------   ------------  -------------   ------------  -------------  ------------

   Branded products                 $     14,528   $      9,883           47.0%  $     27,403  $      16,238          68.8%
     as % of  net revenues                  86.1%          87.6%                         86.6%          88.2%
   Specialty generics                     30,789         25,836           19.2%        54,752         47,572          15.1%
     as % of net revenues                   63.1%          58.2%                         62.0%          58.4%
   Specialty materials                     1,435          1,625          (11.7)%        2,588          3,337         (22.5)%
     as % of net revenues                   33.5%          37.1%                         31.6%          37.4%
   Other                                     127           (343)            NM            526              3            NM
      Total gross profit            $     46,879   $     37,001           26.7%  $     85,269  $      67,150          27.0%
       as % of total net revenues           66.0%          61.2%                         65.4%          61.2%

The increase in consolidated gross profit of $9.9 million and $18.1 million for the three- and six-month periods, respectively, was primarily attributable to the sales growth experienced by the branded products and specialty generics segments, offset partially by a sales decline in the specialty materials segment. The higher gross profit percentage on a consolidated basis for both the quarter and six-month period was favorably impacted by a shift in the mix of product sales toward higher margin branded products, which comprised a larger percentage of net revenues and higher pricing on certain specialty generic products. The gross profit percentage decreases experienced by the branded products segment were due to the acquired hematinic products, which have a slightly lower gross margin than the other products in the branded line. The lower gross profit percentages in the specialty materials segment resulted from unfavorable cost variances associated with lower production.

RESEARCH AND DEVELOPMENT
------------------------
   ($ IN THOUSANDS):
------------------------

                                               THREE MONTHS ENDED                            SIX MONTHS ENDED
                                                  SEPTEMBER 30,                                SEPTEMBER 30,
                                    ------------------------------------------   -----------------------------------------
                                                                       %                                           %
                                        2003           2002         CHANGE            2003          2002         CHANGE
                                    ------------   ------------  -------------   ------------  -------------  ------------
    Research and development        $      4,028   $      5,086          (20.8)% $      9,570  $       8,555          11.9%
        as % of total net revenues           5.7%           8.4%                          7.3%           7.8%

The $1.1 million decrease in research and development expense for the quarter was primarily due to the timing of certain clinical studies. The $1.0 million increase in research and development expense for the six-month period resulted from higher costs associated with the continued expansion of clinical testing connected to our internal product development efforts and higher personnel expenses related to the growth of our research and development staff. We still expect research and development costs for fiscal 2004 to increase by approximately 30% over fiscal 2003 levels.

SELLING AND ADMINISTRATIVE
--------------------------
    ($ IN THOUSANDS):
--------------------------

                                                 THREE MONTHS ENDED                           SIX MONTHS ENDED
                                                   SEPTEMBER 30,                               SEPTEMBER 30,
                                    ------------------------------------------   -----------------------------------------
                                                                       %                                           %
                                        2003           2002         CHANGE            2003          2002         CHANGE
                                    ------------   ------------  -------------   ------------  -------------  ------------
    Selling and administrative       $    23,171   $     17,330           33.7%  $     40,893   $     32,822          24.6%
        as % of total net revenues          32.6%          28.7%                         31.4%          29.9%

The increase in selling and administrative expense of $5.8 million and $8.1 million for the three- and six-month periods, respectively, was due to higher personnel expenses resulting from an increase in corporate management personnel and expansion of the branded sales force, an increase in rent, depreciation and utilities associated with additional facilities, higher insurance costs related to the growth of our Company and escalating insurance rates, and an increase in branded marketing expense associated with our hematinic product lines acquired at the end of fiscal 2003. We also experienced an increase in legal expense due to an increase in litigation activity coupled with the prior year's first and second quarters including insurance reimbursements for defense costs in the Healthpoint litigation (see Note 9 in the accompanying Notes to Consolidated Financial Statements). These increases were partially offset by a reduction in life insurance expense.

AMORTIZATION OF INTANGIBLE ASSETS
---------------------------------
      ($ IN THOUSANDS):
---------------------------------

                                                THREE MONTHS ENDED                           SIX MONTHS ENDED
                                                   SEPTEMBER 30,                               SEPTEMBER 30,
                                    ------------------------------------------   -----------------------------------------
                                                                       %                                           %
                                        2003           2002         CHANGE            2003          2002         CHANGE
                                    ------------   ------------  -------------   ------------  -------------  ------------
Amortization of intangible assets   $      1,113   $        579           92.2%  $      2,224  $       1,162          91.4%
    as % of total net revenues               1.6%           1.0%                          1.7%           1.1%

The increase in amortization of intangible assets of $0.5 million and $1.1 million for the three- and six-month periods, respectively, was due primarily to the amortization of trademarks acquired in the two product acquisitions completed on March 31, 2003.

LITIGATION
--------------------
 ($ IN THOUSANDS):
--------------------

                                                 THREE MONTHS ENDED                           SIX MONTHS ENDED
                                                   SEPTEMBER 30,                               SEPTEMBER 30,
                                    ------------------------------------------   -----------------------------------------
                                                                       %                                           %
                                        2003           2002         CHANGE            2003          2002         CHANGE
                                    ------------   ------------  -------------   ------------  -------------  ------------
Litigation                          $     (1,700)  $     16,500          110.3%  $     (1,700) $      16,500         110.3%
 as % of total net revenues                 (2.4)%         27.3%                         (1.3)%         15.0%

In September 2002, we recorded a litigation reserve of $16.5 million for potential damages associated with the adverse decision made by a federal court in Texas to uphold a previously rendered jury verdict in a lawsuit against ETHEX Corporation, a wholly-owned subsidiary of the Company. In the second quarter of fiscal 2004, we recorded an additional litigation reserve related to this matter of $1.8 million for attorney's fees awarded to the plaintiffs by the court (see Note 9 in the accompanying Notes to Consolidated Financial Statements). The impact of this reserve was more than offset by a $3.5 million net payment, received by us during the second quarter of fiscal 2004 related to a branded company interfering with our right to a timely introduction of a generic product in a previous fiscal year.

INTEREST EXPENSE
------------------------
   ($ IN THOUSANDS):
------------------------

                                                 THREE MONTHS ENDED                           SIX MONTHS ENDED
                                                   SEPTEMBER 30,                               SEPTEMBER 30,
                                    ------------------------------------------   -----------------------------------------
                                                                       %                                           %
                                        2003           2002         CHANGE            2003          2002         CHANGE
                                    ------------   ------------  -------------   ------------  -------------  ------------
Interest expense                    $      1,700   $         60        NM        $      2,785  $          97         NM
 as % of total net revenues                  2.4%           0.1%                          2.1%           0.1%

The increase in interest expense for both the three- and six-month periods resulted primarily from the issuance of $200.0 million of Convertible Subordinated Notes on May 16, 2003 and the interest expense accrued thereon.

INTEREST AND OTHER INCOME
-------------------------
   ($ IN THOUSANDS):
-------------------------

                                                THREE MONTHS ENDED                           SIX MONTHS ENDED
                                                   SEPTEMBER 30,                               SEPTEMBER 30,
                                    ------------------------------------------   -----------------------------------------
                                                                       %                                           %
                                        2003           2002         CHANGE            2003          2002         CHANGE
                                    ------------   ------------  -------------   ------------  -------------  ------------
Interest and other income            $       411   $        334           23.1%  $        773  $         387          99.7%
 as % of total net revenues                  0.6%           0.6%                          0.6%           0.4%

The increase in interest and other income for the three- and six-month periods was due to the investment of $144.2 million of net proceeds from the May 2003 Convertible Subordinated Notes offering into short-term, highly liquid investments with the impact of an $82.3 million increase in short-term investments during fiscal 2003.

PROVISION FOR INCOME TAXES
--------------------------
    ($ IN THOUSANDS):
--------------------------

                                                THREE MONTHS ENDED                           SIX MONTHS ENDED
                                                   SEPTEMBER 30,                               SEPTEMBER 30,
                                    ------------------------------------------   -----------------------------------------
                                                                       %                                           %
                                        2003           2002         CHANGE            2003          2002         CHANGE
                                    ------------   ------------  -------------   ------------  -------------  ------------
Provision (benefit) for income
 taxes                              $      6,737   $       (815)       NM     %  $     11,456  $       3,083         271.6%
   Effective tax rate                       35.5%         (36.7)%                        35.5%          36.7%

The decline in the effective tax rate for both the quarter and six-month period was primarily due to the increased use of research and development tax credits as a means of lowering our tax rate.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

Cash and cash equivalents and working capital were $235.6 million and $299.8 million, respectively, at September 30, 2003, compared to $96.3 million and $137.9 million, respectively, at March 31, 2003. Internally generated funds from product sales growth continued to be a significant source of operating capital used in the funding of our businesses. The net cash flow from operating activities was $16.8 million for the six months ended September 30, 2003 compared to $23.7 million for the corresponding prior year period. The $6.8 million decrease in net cash flow from operating activities resulted primarily from the delayed collection of a year-end receivable in the first quarter of the prior year and an increase in inventories due to increased production of branded and specialty generic products in anticipation of continued sales growth and new product launches, build-up of the cough/cold product line to support seasonal demand, significant purchases of controlled substance raw materials, in addition to the impact associated with production of the new Niferex(R), Chromagen(R) and StrongStart(R) brands that were acquired at the end of fiscal 2003.

Net cash flow used in investing activities was $22.4 million for the six months ended September 30, 2003 compared to $12.7 million for the corresponding prior year period. Capital expenditures of $8.1 million were funded by net cash flows from operating activities. Our investment in capital assets was primarily for purchasing machinery and equipment to upgrade and expand our pharmaceutical manufacturing and distribution capabilities and a cash payment of $14.3 million was made in April 2003 for the Niferex(R) product line. Other investing activities for the corresponding prior year period included a $3.0 million payment related to the purchase of certain licensing rights combined with an equity investment in a women's healthcare company.

Debt increased to $226.2 million at September 30, 2003 compared to $17.6 million at March 31, 2003. The increase primarily resulted from the issuance in May 2003 of $200.0 million in Convertible Subordinated Notes that are convertible, under certain circumstances, into shares of our Class A common stock at an initial conversion price of $23.01 per share. The Convertible Subordinated Notes bear interest at a rate of 2.50% and mature on May 16, 2033. We may redeem some or all of the Convertible Subordinated Notes at any time on or after May 21, 2006, at a redemption price, payable in cash, of 100% of the principal amount of the Convertible Subordinated Notes, plus accrued and unpaid interest (including contingent interest, if any) to the date of redemption. Holders may require us to repurchase all or a portion of their Convertible Subordinated Notes on May 16, 2008, 2013, 2018, 2023 and 2028, and upon a change in control, as defined in the indenture governing the Convertible Subordinated Notes, at 100% of the principal amount of the Convertible Subordinated Notes, plus accrued and unpaid interest (including contingent interest, if any) to the date of repurchase, payable in cash. The Convertible Subordinated Notes are subordinate to all of our existing and future senior obligations. The net proceeds to us were approximately $194.2 million, after deducting underwriting discounts, commissions and offering expenses. Also during the first quarter of fiscal 2004, we financed the purchase of an $8.8 million building with a term loan secured by the property under a floating rate loan with a bank. The facility consists of approximately 275,000 square feet of office, production, distribution and warehouse space. The remaining principal balance plus any unpaid interest is due in April 2008. We also entered into an interest rate swap agreement with the same bank, which fixed the interest rate of the building mortgage at 5.31% for the term of the loan.

During May 2003, we used $50.0 million of the net proceeds from the Convertible Subordinated Notes issuance to fund the repurchase of 2.0 million shares of our Class A common stock.

As of September 30, 2003, we have a credit agreement with a bank that provides for a revolving line of credit for borrowing up to $60 million. The credit agreement provides for a $40 million unsecured revolving line of credit along with an unsecured supplemental credit line of $20 million for financing acquisitions. The $40 million unsecured revolving line of credit expires in October 2004 and the unsecured supplemental credit line of $20 million expires in December 2003. We are in the process of reviewing the supplemental credit line. At September 30, 2003, we had no cash borrowings outstanding under either credit facility.

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

We assess the impairment of intangible assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Some factors considered important which could trigger an impairment review include the following: (1) significant underperformance relative to expected historical or projected future operating results; (2) significant changes in the manner of our use of the acquired assets or the strategy for our overall business; and (3) significant negative industry or economic trends.

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

Advances to us under our credit facilities bear interest at a rate that varies consistent with increases or decreases in the publicly announced prime rate and/or the LIBOR rate with respect to LIBOR-related loans, if any. A material increase in such rates could significantly increase borrowing expenses. We did not have any cash borrowings under our credit facilities at September 30, 2003.

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

We believe that the jury award is excessive and is not sufficiently supported by the facts or the law. We intend to vigorously prosecute an appeal. We and our counsel believe that there are meritorious arguments to be raised during the appeal process; however, we cannot give any assurance that we will prevail on appeal. As a result of the court's earlier decisions, our results of operations for the quarter ended September 30, 2002 included a provision for potential damages of $16.5 million, which was reflected in accrued liabilities on our consolidated balance sheet as of September 30, 2003. As discussed above, Healthpoint also requested reimbursement for approximately $1.8 million in attorneys' fees in addition to the judgment. In September 2003, the court entered an order specifying the amount of attorneys' fees to be awarded. As a result of this decision, we recorded, during the quarter ended September 30, 2003, an additional provision of $1.8 million, which was reflected in accrued liabilities on our consolidated balance sheet as of September 30, 2003.

We previously distributed several low-volume pharmaceutical products that contained phenylpropanolamine, or PPA, and that were discontinued in 2000 and 2001. We are presently named as one of several defendants in a product liability lawsuit in federal court in Mississippi involving PPA. The Mississippi case is Virginia Madison, et al. v. Bayer Corporation, et al. The suit was filed on December 23, 2002, but was not served on us until February 2003. The case was originally filed in the Circuit Court of Hinds County, Mississippi, and was removed to the United States District Court for the Southern District of Mississippi by co-defendant Bayer Corporation. The Mississippi case has been transferred to a Judicial Panel on Multi-District Litigation for PPA claims sitting in the Western District of Washington. It alleges bodily injury, wrongful death, economic injury, punitive damages, loss of consortium and/or loss of services from the use of our distributed pharmaceuticals containing PPA that have since been discontinued and/or reformulated to exclude PPA. Discovery has only recently begun and we believe that we have substantial defenses to these claims, though the ultimate outcome of this case and the potential effect cannot be determined.

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

On September 25, 2003, the Commonwealth of Massachusetts filed Commonwealth of Massachusetts v. Mylan Laboratories, Inc. et al, No. 1:03-cv-11865-PBS (D. Mass.), against ETHEX Corp. and twelve other manufacturers of generic pharmaceutical products, including Mylan Laboratories, Inc., Barr Laboratories, Inc., Duramed Pharmaceuticals, Inc., IVAX Corporation, Warrick Pharmaceuticals Corporation, Watson Pharmaceuticals, Inc., Schein Pharmaceuticals, Inc., TEVA Pharmaceuticals USA, Inc., Par Pharmaceuticals, Inc., Dey Inc., Purepac Pharmaceutical Co., and Roxanne Laboratories, Inc. The complaint alleges, among other things, that the defendants reported inflated pricing information for their drugs to data reporting services, and that Massachusetts relied on this pricing data in setting reimbursement rates under the Medicaid program. The complaint also alleges that Massachusetts received rebates from the defendants under the Medicaid Drug Rebate Program that were materially less than that to which Massachusetts was entitled. Massachusetts seeks to recover from the defendants the amount that it believes it overpaid and the amount it is owed in rebates, based on claims under Massachusetts and federal law. The case is in its early stages, and fact discovery has not yet begun. ETHEX is vigorously defending the litigation.

We are involved in various other legal proceedings in the ordinary course of our business. These legal proceedings include various patent infringement actions brought by potential competitors with respect to products we propose to market and for which we have filed Abbreviated New Drug Applications and provided notice of certification required under the provisions of the Hatch Waxman Act. While it is not feasible to predict the ultimate outcome of such other proceedings, we believe that the ultimate outcome of such other proceedings will not have a material adverse effect on our results of operations or financial position.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Our 2003 annual meeting of shareholders was held on August 28, 2003. Of 32,362,563 shares of Class A and Class B Common Stock issued, outstanding and eligible to be voted at the meeting, holders of 29,705,996 shares, constituting a quorum, were represented in person or by proxy at the meeting. One matter was submitted to a vote of the security holders at the meeting, the election of two Class B director nominees to our board of directors, each to continue in office until the year 2006. Upon tabulation of the votes cast, it was determined that both nominees had been elected. The voting results are set forth below:

     CLASS B DIRECTOR NOMINEES

                                                                                           ABSTENTIONS AND
          NAME                                      FOR                     AGAINST        BROKER NON-VOTES
          ----                                      ---                     -------        ----------------
               Victor M. Hermelin                9,648,796                  10,804            1,425,871
               Alan G. Johnson                   9,648,796                  10,804            1,425,871

     Because we have a staggered board, the terms of office of the following named Class A and Class C directors continued after the meeting:

          CLASS A (TO CONTINUE IN OFFICE UNTIL 2005)
          ------------------------------------------

     Marc S. Hermelin
     Kevin S. Carlie

          CLASS C (TO CONTINUE IN OFFICE UNTIL 2004)
          ------------------------------------------

     Jean M. Bellin
     Norman D. Schellenger
     John P. Isakson

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

               a) Exhibits. See Exhibit Index.
               b) None.

                                 SIGNATURES
                                 ----------

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                K-V PHARMACEUTICAL COMPANY

Date: November 14, 2003                By       /s/  Marc S. Hermelin
                                                --------------------------------
                                                Marc S. Hermelin
                                                Vice Chairman of the Board and
                                                Chief Executive Officer
                                                (Principal Executive Officer)

Date: November 14, 2003                By       /s/  Gerald R. Mitchell
                                                --------------------------------
                                                Gerald R. Mitchell
                                                Vice President, Treasurer and
                                                Chief Financial Officer
                                                (Principal Financial and
                                                 Accounting Officer)

                                EXHIBIT INDEX

Exhibit No.                   Description
-----------                   -----------

   31.1        Certification of Chief Financial Officer.

   31.2        Certification of Chief Executive Officer.

   32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                                                                Exhibit 31.1

                               CERTIFICATIONS

         I, Gerald R. Mitchell, certify that:

         1. I have reviewed this quarterly report on Form 10-Q of KV Pharmaceutical Company;

         2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

         3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

         4. The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

         a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

         b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

         c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

         5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

         b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: November 14, 2003   /s/ Gerald R. Mitchell
                          -----------------------------------------------------
                          Gerald R. Mitchell
                          Vice President, Treasurer and Chief Financial Officer

                                                                Exhibit 31.2

                               CERTIFICATIONS

         I, Marc S. Hermelin, certify that:

         1. I have reviewed this quarterly report on Form 10-Q of KV Pharmaceutical Company;

         2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

         3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

         4. The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

         a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

         b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

         c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

         5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

         b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: November 14, 2003       /s/  Marc S. Hermelin
                              --------------------------------------------------
                              Marc S. Hermelin
                              Vice Chairman and Chief Executive Officer

                                                                Exhibit 32.1

              CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
                  AS ADOPTED PURSUANT TO SECTION 906 OF THE
                         SARBANES-OXLEY ACT OF 2002

Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code), each of the undersigned officers of KV Pharmaceutical Company, a Delaware corporation (the "Company"), does hereby certify that, to the best of their knowledge:

The Quarterly Report on Form 10-Q for the three and six months ended September 30, 2003 (the "Form 10-Q") of the Company fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and information contained in the Form 10-Q fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: November 14, 2003    /s/ Marc S. Hermelin
                           -----------------------------------------------------
                           Marc S. Hermelin
                           Vice Chairman and Chief Executive Officer

Date: November 14, 2003    /s/ Gerald R. Mitchell
                           -----------------------------------------------------
                           Gerald R. Mitchell
                           Vice President, Treasurer and Chief Financial Officer

A signed original of this written statement required by Section 906 has been provided to KV Pharmaceutical Company and will be retained by KV
Pharmaceutical Company and furnished to the Securities and Exchange Commission or its staff upon request.