Form 10-Q
period 2003-12-31
KV PHARMACEUTICAL CO /DE/
filed 2004-02-13
CIK 57055

                     SECURITIES AND EXCHANGE COMMISSION
                     ----------------------------------
                           WASHINGTON, D.C. 20549

                                  FORM 10-Q
           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           -------------------------------------------------------
                       SECURITIES EXCHANGE ACT OF 1934
                       -------------------------------

           FOR THE QUARTERLY PERIOD ENDED       DECEMBER 31, 2003
                                          -----------------------

                   COMMISSION FILE NUMBER          1-9601
                                          ---------------

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
            (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

      INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS) AND (2) HAS BEEN
SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.  YES  X     NO
                                                               ---       ---

INDICATE BY CHECK MARK WHETHER THE REGISTRANT IS AN ACCELERATED FILER (AS
DEFINED IN EXCHANGE ACT RULE 12b-2).  YES  X    NO
                                          ---      ---

             TITLE OF CLASS OF                                   NUMBER OF SHARES
               COMMON STOCK                            OUTSTANDING AS OF FEBRUARY 6, 2004
               ------------                            ----------------------------------
CLASS A COMMON STOCK, PAR VALUE $.01 PER SHARE                  32,948,944
CLASS B COMMON STOCK, PAR VALUE $.01 PER SHARE                  15,956,597

PART I. - FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS

                                    K-V PHARMACEUTICAL COMPANY AND SUBSIDIARIES
                                       CONSOLIDATED STATEMENTS OF OPERATIONS
                              (Unaudited; dollars in thousands, except per share data)

                                                           THREE MONTHS ENDED               NINE MONTHS ENDED
                                                               DECEMBER 31,                    DECEMBER 31,
                                                        --------------------------      ---------------------------
                                                           2003             2002           2003              2002
                                                        ---------        ---------      ---------         ---------
Net revenues.....................................       $  69,598        $  61,929      $ 199,996         $ 171,638
Cost of sales....................................          22,761           23,728         67,891            66,287
                                                        ---------        ---------      ---------         ---------
Gross profit.....................................          46,837           38,201        132,105           105,351
                                                        ---------        ---------      ---------         ---------
Operating expenses:
    Research and development.....................           5,239            5,689         14,808            14,244
    Selling and administrative...................          21,536           16,569         62,429            49,390
    Amortization of intangible assets............           1,112              583          3,336             1,746
    Litigation...................................              --               --         (1,700)           16,500
                                                        ---------        ---------      ---------         ---------
Total operating expenses.........................          27,887           22,841         78,873            81,880
                                                        ---------        ---------      ---------         ---------

Operating income.................................          18,950           15,360         53,232            23,471
                                                        ---------        ---------      ---------         ---------
Other expense (income):
    Interest expense.............................           1,826              113          4,611               209
    Interest and other income....................            (750)            (308)        (1,523)             (694)
                                                        ---------        ---------      ---------         ---------
Total other expense (income), net................           1,076             (195)         3,088              (485)
                                                        ---------        ---------      ---------         ---------

Income before income taxes.......................          17,874           15,555         50,144            23,956
Provision for income taxes.......................           6,345            5,409         17,801             8,492
                                                        ---------        ---------      ---------         ---------

Net income.......................................       $  11,529        $  10,146      $  32,343         $  15,464
                                                        =========        =========      =========         =========

Net income per common share-basic................           $0.24            $0.20          $0.65             $0.31
                                                            =====            =====          =====             =====

Net income per common share-diluted..............           $0.23            $0.19          $0.63             $0.30
                                                            =====            =====          =====             =====






SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                    K-V PHARMACEUTICAL COMPANY AND SUBSIDIARIES
                                            CONSOLIDATED BALANCE SHEETS
                                               (Dollars in thousands)

                                                                                         DECEMBER 31,     MARCH 31,
                                                                                            2003            2003
                                                                                            ----            ----
                                                                                         (Unaudited)
                                            ASSETS
                                            ------
CURRENT ASSETS:
Cash and cash equivalents............................................................    $   223,171     $    96,288
Receivables, less allowance for doubtful accounts of $408 and $422
   at December 31, 2003 and March 31, 2003, respectively.............................         56,713          57,385
Inventories, net.....................................................................         54,281          42,343
Prepaid and other assets.............................................................          8,314           2,709
Deferred tax asset...................................................................         10,150          14,791
                                                                                         -----------     -----------
   Total Current Assets..............................................................        352,629         213,516
Property and equipment, less accumulated depreciation................................         69,615          51,903
Intangible assets and goodwill, net..................................................         80,960          82,577
Other assets.........................................................................         10,794           4,672
                                                                                         -----------     -----------
TOTAL ASSETS.........................................................................    $   513,998     $   352,668
                                                                                         ===========     ===========

                                         LIABILITIES
                                         -----------
CURRENT LIABILITIES:
Accounts payable.....................................................................    $    10,006     $    15,588
Accrued liabilities..................................................................         27,191          52,548
Current maturities of long-term debt.................................................          8,121           7,484
                                                                                         -----------     -----------
   Total Current Liabilities.........................................................         45,318          75,620
Long-term debt.......................................................................        217,635          10,106
Other long-term liabilities..........................................................          3,138           2,913
Deferred tax liability...............................................................          4,076           3,413
                                                                                         -----------     -----------
TOTAL LIABILITIES....................................................................        270,167          92,052
                                                                                         -----------     -----------

COMMITMENTS AND CONTINGENCIES

                                     SHAREHOLDERS' EQUITY
                                     --------------------

7% cumulative convertible Preferred Stock, $.01 par value; $25.00 stated and liquidation value; 840,000 shares authorized; issued and outstanding --
   40,000 shares at December 31, 2003 and March 31, 2003 (convertible into
   Class A shares at a ratio of 8.4375 to one).......................................              -               -
Class A and Class B Common Stock, $.01 par value;150,000,000 and
   75,000,000 shares authorized, respectively;
     Class A - issued 35,966,589 and 35,476,935 at December 31, 2003
       and March 31, 2003, respectively..............................................            360             236
     Class B - issued 16,104,301 and 15,865,678 at December 31, 2003 and March 31,
       2003, respectively (convertible into Class A shares on a one-for-one basis)...            161             106
Additional paid-in capital...........................................................        123,186         120,961
Retained earnings....................................................................        171,093         139,341
Less: Treasury stock, 3,028,286 shares of Class A and 80,142 shares of Class B
   Common Stock at December 31, 2003, respectively, and 48 shares of Class A and
   80,142 shares of Class B Common Stock at March 31, 2003, respectively, at cost....        (50,969)            (28)
                                                                                         -----------     -----------
TOTAL SHAREHOLDERS' EQUITY...........................................................        243,831         260,616
                                                                                         -----------     -----------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY...........................................    $   513,998     $   352,668
                                                                                         ===========     ===========





SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  K-V PHARMACEUTICAL COMPANY AND SUBSIDIARIES
                                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                       (Unaudited; dollars in thousands)

                                                                                        NINE MONTHS ENDED
                                                                                           DECEMBER 31,
                                                                                  ----------------------------
                                                                                     2003              2002
                                                                                  ----------        ----------
OPERATING ACTIVITIES:
Net income.............................................................           $   32,343        $   15,464
Adjustments to reconcile net income to net cash provided by
   operating activities:
   Depreciation, amortization and other non-cash charges...............                9,327             5,402
   Deferred income tax provision (benefit).............................                5,304            (7,685)
   Deferred compensation...............................................                  225               200
   Litigation..........................................................                1,825            16,500
Changes in operating assets and liabilities:
   Decrease in receivables, net........................................                  672             6,770
   Increase in inventories, net........................................              (13,561)           (8,191)
   (Increase) decrease in prepaid and other assets.....................               (7,809)            1,122
   Decrease in accounts payable and accrued liabilities................              (16,841)           (1,078)
                                                                                  ----------        ----------
Net cash provided by operating activities..............................               11,485            28,504
                                                                                  ----------        ----------
INVESTING ACTIVITIES:
   Purchase of property and equipment, net.............................              (13,709)          (12,549)
   Purchase of stock and intangible assets.............................                    -            (3,000)
   Product acquisition.................................................              (14,300)                -
                                                                                  ----------        ----------
Net cash used in investing activities..................................              (28,009)          (15,549)
                                                                                  ----------        ----------
FINANCING ACTIVITIES:
   Principal payments on long-term debt................................               (1,140)             (646)
   Dividends paid on preferred stock...................................                 (418)              (53)
   Proceeds from issuance of convertible notes.........................              194,180                 -
   Purchase of common stock for treasury...............................              (50,941)                -
   Proceeds from issuance of common stock..............................                    -            72,385
   Sale of common stock to employee profit sharing plan................                    -               905
   Exercise of common stock options....................................                1,726               452
                                                                                  ----------        ----------
Net cash provided by financing activities..............................              143,407            73,043
                                                                                  ----------        ----------
Increase in cash and cash equivalents..................................              126,883            85,998
Cash and cash equivalents:
   Beginning of year...................................................               96,288            12,109
                                                                                  ----------        ----------
   End of period.......................................................           $  223,171        $   98,107
                                                                                  ==========        ==========
SUPPLEMENTAL INFORMATION:
   Interest paid.......................................................           $    3,041        $      316
   Income taxes paid...................................................               19,161            15,844

NON-CASH FINANCING ACTIVITY:
    Term loan to finance building purchase.............................           $    8,800        $        -
    Term loan refinanced...............................................                    -             1,738
    Issuance of common stock under product development
        agreement......................................................                  505                 -



SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                (Dollars in thousands, except per share data)

1.   BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of K-V Pharmaceutical Company ("KV" or the "Company") have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. However, in the opinion of management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations and cash flows for the three- and nine-month periods ended December 31, 2003 are not necessarily indicative of the results of operations and cash flows that may be expected for the fiscal year ending March 31, 2004. The interim consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2003. The balance sheet information as of March 31, 2003 has been derived from the Company's audited consolidated balance sheet as of that date.

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

                                                               THREE MONTHS ENDED             NINE MONTHS ENDED
                                                                   DECEMBER 31,                   DECEMBER 31,
                                                            ------------------------      -------------------------
                                                               2003           2002           2003            2002
                                                               ----           ----           ----            ----
   Net income, as reported........................          $  11,529      $  10,146      $  32,343       $  15,464
   Stock based employee
     compensation expense,
     net of tax...................................               (172)          (204)          (512)           (568)
                                                            ---------      ---------      ---------       ---------
   Pro forma net income...........................          $  11,357      $   9,942      $  31,831       $  14,896
                                                            =========      =========      =========       =========
   Earnings per share:
     Basic - as reported..........................          $    0.24      $    0.20      $    0.65       $    0.31
     Basic - pro forma............................               0.23           0.19           0.64            0.30
     Diluted - as reported........................               0.23           0.19           0.63            0.30
     Diluted - pro forma..........................               0.22           0.19           0.62            0.29

The weighted average fair value of the options has been estimated on the date of grant using the following weighted average assumptions for grants during the three and nine months ended December 31, 2003 and 2002, respectively: no dividend yield; expected volatility of 42% and 45%; risk-free interest rate of 3.25% and 2.40% per annum; and expected option terms ranging from 3 to 10 years for both periods. Weighted averages are used because of varying assumed exercise dates.

3.   EARNINGS PER SHARE

         The following table sets forth the computation of basic and diluted earnings per share:

                                                                THREE MONTHS ENDED            NINE MONTHS ENDED
                                                                   DECEMBER 31,                   DECEMBER 31,
                                                              ----------------------        -----------------------
                                                               2003            2002           2003           2002
                                                               ----            ----           ----           ----
   Numerator:
     Net income(1)(2)................................         $11,529        $10,146        $32,343         $15,464
     Preferred stock dividends.......................             (17)           (18)          (418)            (53)
                                                              -------        -------        -------         -------

     Numerator for basic earnings per
       share - income available to common
       shareholders..................................          11,512         10,128         31,925          15,411

     Effect of dilutive securities:
       Preferred stock dividends.....................              17             18            418              53
                                                              -------        -------        -------         -------

     Numerator for diluted earnings per
       share - income available to common
       shareholders after assumed conversions........         $11,529        $10,146        $32,343         $15,464
                                                              =======        =======        =======         =======

   Denominator:
     Denominator for basic earnings per
       share - weighted-average shares...............          48,769         51,132         49,020          49,349
                                                              -------        -------        -------         -------

     Effect of dilutive securities:
       Employee stock options........................           1,870          1,368          1,783           1,480
       Convertible preferred stock...................             338            338            338             338
                                                              -------        -------        -------         -------

     Dilutive potential common shares................           2,208          1,706          2,121           1,818
                                                              -------        -------        -------         -------

     Denominator for diluted earnings per
       share - adjusted weighted-average shares and
       assumed conversions...........................          50,977         52,838         51,141          51,167
                                                              =======        =======        =======         =======

     Basic earnings per share(3) ....................         $  0.24        $  0.20        $  0.65         $  0.31
                                                              =======        =======        =======         =======
     Diluted earnings per share(3)(4) ...............         $  0.23        $  0.19        $  0.63         $  0.30
                                                              =======        =======        =======         =======



    (1) Net income for the nine months ended December 31, 2003 included a net gain of $1,700 related to two litigation matters. The impact of the net gain, net of applicable tax effect, was to increase net income by $1,097, or $0.02 per diluted share.

    (2) Net income for the nine months ended December 31, 2002 included a provision of $16,500 for potential damages associated with a lawsuit (see Note 10). The impact of the litigation reserve, net of applicable tax effect, was to reduce net income by $10,444, or $0.21 per diluted share.

    (3) The two-class method for Class A and Class B common stock is not presented because the earnings per share are equivalent to the if converted method since dividends were not declared or paid and each share of Class B common stock is convertible into one share of Class A common stock.

    (4) Excluded from the computation of diluted earnings per share are outstanding stock options whose exercise prices are greater than the average market price of the common shares for the period reported. For the three-month period ended December 31, 2002, excluded from the computation were options to purchase 435 Class A and Class B common shares, and for the nine-month periods, excluded from the computation were options to purchase 140 and 435 Class A and Class B common shares at December 31, 2003 and 2002, respectively.

4.   REVENUE RECOGNITION

The Company recognizes revenue from product sales when the merchandise is shipped to an unrelated third party pursuant to Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements. Accordingly, the Company recognizes revenue when all of the following occur: a purchase order is received from a customer; title and risk of loss pass to the Company's customer upon shipment of the merchandise under the terms of FOB shipping point; prices and estimated sales provisions for product returns, sales rebates, payment discounts, chargebacks, and other promotional allowances are reasonably determinable; and the customer's payment ability has been reasonably assured.

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

Accruals for sales provisions are presented in the consolidated financial statements as reductions to net revenues and accounts receivable. Sales provisions totaled $24,720 and $24,075 for the three months ended December 31, 2003 and 2002, respectively, and $68,736 and $68,342 for the nine months ended December 31, 2003 and 2002, respectively. The reserve balances related to the sales provisions totaled $25,976 and $29,658 at December 31, 2003 and March 31, 2003, respectively, and are included in "Receivables, less allowance for doubtful accounts" in the accompanying consolidated balance sheets.

5.   INVENTORIES

         Inventories consist of the following:

                                                                  DECEMBER 31, 2003      MARCH 31, 2003
                                                                  -----------------      --------------
                  Finished goods.....................                $    32,491           $   26,524
                  Work-in-process....................                      6,282                4,290
                  Raw materials......................                     16,717               12,532
                                                                     -----------           ----------
                                                                          55,490               43,346
                  Reserves for obsolescence..........                     (1,209)              (1,003)
                                                                     -----------           ----------
                                                                     $    54,281           $   42,343
                                                                     ===========           ==========

Management establishes reserves for potentially obsolete or slow moving inventory based on an evaluation of inventory levels, forecasted demand, and market conditions.

6.   INTANGIBLE ASSETS AND GOODWILL

                                                       DECEMBER 31, 2003                    MARCH 31, 2003
                                                  ---------------------------        ---------------------------
                                                   GROSS                              GROSS
                                                  CARRYING       ACCUMULATED         CARRYING       ACCUMULATED
                                                   AMOUNT        AMORTIZATION         AMOUNT        AMORTIZATION
                                                   ------        ------------         ------        ------------
Product rights - Micro-K(R)................       $ 36,140        $ (8,648)          $ 36,140        $ (7,294)
Product rights - PreCare(R)................          8,433          (1,862)             8,433          (1,546)
Trademarks acquired........................         42,476          (1,593)            42,476               -
License agreements.........................          2,525               -              1,000               -
Trademarks and patents.....................          3,307            (375)             3,114            (303)
                                                  --------        --------           --------        --------
  Total intangible assets..................         92,881         (12,478)            91,163          (9,143)
Goodwill...................................            557               -                557               -
                                                  --------        --------           --------        --------
                                                  $ 93,438        $(12,478)          $ 91,720        $ (9,143)
                                                  ========        ========           ========        ========


As of December 31, 2003, amortization expense for intangible assets is estimated to be $1,113 for the remainder of fiscal 2004 and $4,450 in each of the four succeeding fiscal years.

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

The following represents information for the Company's reportable operating segments for the three and nine months ended December 31, 2003 and 2002.

                             THREE MONTHS
                                ENDED         BRANDED    SPECIALTY     SPECIALTY        ALL
                             DECEMBER 31,     PRODUCTS    GENERICS     MATERIALS       OTHER      ELIMINATIONS     CONSOLIDATED
                             ------------     --------    --------     ---------       -----      ------------     ------------
   Net revenues                  2003         $20,928     $44,071       $3,905       $    694       $     -         $  69,598
                                 2002          12,079      44,537        3,865          1,448             -            61,929

   Segment profit (loss)         2003           8,009      24,518          654        (15,307)            -            17,874
                                 2002           3,315      24,072           (5)       (11,827)            -            15,555

   Identifiable assets           2003          16,348      70,247        8,871        419,690        (1,158)          513,998
                                 2002           7,962      60,565        9,199        223,132        (1,158)          299,700

   Property and                  2003               -           -            -          5,629             -             5,629
       equipment additions       2002               4           -           14          2,821             -             2,839

   Depreciation and              2003              78          13           34          3,120             -             3,245
       amortization              2002              72          11           39          1,773             -             1,895




                                NINE MONTHS
                                   ENDED         BRANDED      SPECIALTY     SPECIALTY       ALL
                                DECEMBER 31,     PRODUCTS     GENERICS      MATERIALS      OTHER       ELIMINATIONS     CONSOLIDATED
                                ------------     --------     --------      ---------      -----       ------------     ------------
   Net revenues                     2003         $52,588      $132,311       $12,085      $  3,012        $     -         $ 199,996
                                    2002          30,499       125,982        12,781         2,376              -           171,638

   Segment profit (loss)            2003          17,244        74,839         1,527       (43,466)             -            50,144
                                    2002           4,401        67,477         1,448       (49,370)             -            23,956

   Property and                     2003             123             -            35        13,551              -            13,709
       equipment additions          2002             625            20            71        11,833              -            12,549

   Depreciation and                 2003             240            41           102         8,944              -             9,327
       amortization                 2002             183            36           123         5,060              -             5,402

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

9.   REVOLVING CREDIT AGREEMENT

During December 2003, the Company increased its credit agreement with a bank to $65,000. The revised agreement provides for an extension of the Company's $40,000 revolving line of credit along with an increase from $20,000 to $25,000 in the supplemental credit line that is available for financing acquisitions. These credit facilities expire in October 2006 and December 2004, respectively. The revolving credit lines are unsecured and interest is charged at the lower of the prime rate or the one-month LIBOR rate plus 150 basis points. At December 31, 2003, the Company had no cash borrowings outstanding under either credit facility.

10.  CONTINGENCIES - RESERVE FOR POTENTIAL LEGAL DAMAGES

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

The Company believes that the jury award is excessive and is not sufficiently supported by the facts or the law. The Company intends to vigorously prosecute an appeal. The Company and its counsel believe that there are meritorious arguments to be raised during the appeal process; however, we cannot give any assurance that we will prevail on appeal. As a result of the court's earlier decisions, the Company's results of operations for the quarter ended September 30, 2002 included a provision for potential damages of $16,500, which was reflected in accrued liabilities on the Company's consolidated balance sheet as of December 31, 2003. As discussed above, Healthpoint also requested reimbursement for approximately $1,800 in attorneys' fees in addition to the judgment. In September 2003, the court entered an order specifying the amount of attorneys' fees to be awarded. As a result of this decision, during the quarter ended September 30, 2003, the Company recorded an additional provision of $1,825, which was reflected in accrued liabilities on the Company's consolidated balance sheet as of December 31, 2003.

KV previously distributed several low volume pharmaceutical products that contained phenylpropanolamine, or PPA, and that were discontinued in 2000 and 2001. The Company is presently named a defendant in a product liability lawsuit in federal court in Mississippi involving PPA. The suit originated out of a case, Virginia Madison, et al. v. Bayer Corporation, et al. The original suit was filed on December 23, 2002, but was not served on KV until February 2003. The case was originally filed in the Circuit Court of Hinds County, Mississippi, and was removed to the United States District Court for the Southern District of Mississippi by then co-defendant Bayer Corporation. The case has been transferred to a Judicial Panel on Multi-District Litigation for PPA claims sitting in the Western District of Washington. The claims against the Company have now been segregated into a lawsuit brought by Johnny Fulcher individually and on behalf of the wrongful death beneficiaries of Linda Fulcher, deceased, against KV. It alleges bodily injury, wrongful death, economic injury, punitive damages, loss of consortium and/or loss of services from the use of the Company's distributed pharmaceuticals containing PPA that have since been discontinued and/or reformulated to exclude PPA. Discovery has only recently begun and management believes that the Company may have substantial defenses to these claims, though the ultimate outcome of this case and the potential effect cannot be determined.

KV's product liability coverage for PPA claims expired for claims made after June 15, 2002. Although the Company renewed its product liability coverage for coverage after June 15, 2002, that policy excludes future PPA claims in accordance with the standard industry exclusion. Consequently, as of June 15, 2002, the Company has provided for legal defense costs and indemnity payments involving PPA claims on a going forward basis, including the Mississippi lawsuit that was filed after June 15, 2002. Moreover, the Company may not be able to obtain product liability insurance in the future for PPA claims with adequate coverage limits at commercially reasonable prices for subsequent periods. From time to time in the future, KV may be subject to further litigation resulting from products containing PPA that it formerly distributed. The Company intends to vigorously defend any claims that may be raised in the current and future litigation.

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

The Company is involved in various other legal proceedings in the ordinary course of its business. These legal proceedings include various patent infringement actions brought by potential competitors with respect to products the Company proposes to market and for which it has filed Abbreviated New Drug Applications and provided notice of certification required under the provisions of the Hatch Waxman Act. While it is not feasible to predict the ultimate outcome of such other proceedings, the Company believes that the ultimate outcome of such other proceedings will not have a material adverse effect on its results of operations or financial position.

11.  RECENTLY ISSUED ACCOUNTING STANDARDS

In November 2002, the Financial Accounting Standards Board (FASB) issued FASB Interpretation (FIN) No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. FIN 45 elaborates on disclosures to be made by a guarantor in its financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of the guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002 and the disclosure requirements are effective for all financial statements of periods ending after December 31, 2002. At December 31, 2003, the Company was not a guarantor on any debt instruments.

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

In January 2003, the FASB issued FIN No. 46, Consolidation of Variable Interest Entities, an interpretation of ARB No. 51. FIN 46 provides guidance on: 1) the identification of entities for which control is achieved through means other than through voting rights and 2) how to determine when and which business enterprise should consolidate such entities. FIN 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after March 15, 2004. The Company is currently evaluating what impact, if any, FIN 46 will have on its financial position or results of operations.

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

12.  SUBSEQUENT EVENT

On April 18, 2002, the Company entered into an agreement with FemmePharma, Inc. ("FemmePharma") whereby the Company was granted an exclusive license to manufacture and sell in North America and certain foreign markets intravaginal products and certain vaginal anti-infective products under development (the "License Agreement"). The initial product covered by the License Agreement is intended for use in the treatment of endometriosis under FemmePharma's patented Pardel(TM) technology. In April 2002, the Company made an initial $1,000 payment for use of the Pardel(TM) trademark and, under a separate agreement, invested $2,000 in FemmePharma's convertible preferred stock.

In January 2004, following successful completion of Phase II studies and commencement of Phase III studies on the endometriosis product, the Company made an additional $1,000 payment for the Pardel(TM) trademark and purchased an additional $3,000 of FemmePharma's convertible preferred stock.

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

BACKGROUND
----------

We are a fully integrated specialty pharmaceutical company that develops, acquires, manufactures and markets technologically distinguished branded and generic prescription pharmaceutical products. We have a broad range of dosage form capabilities, including tablets, capsules, creams, liquids and ointments. We conduct our branded pharmaceutical operations through Ther-Rx Corporation and our generic pharmaceutical operations through ETHEX Corporation, which focuses principally on technologically distinguished generic products. Through Particle Dynamics, Inc., we develop, manufacture and market technologically advanced, value-added raw material products for the pharmaceutical, nutritional, personal care, food and other markets.

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

Our drug delivery technologies allow us to differentiate our products in the marketplace, both in the branded and generic pharmaceutical areas. We believe that this differentiation provides substantial competitive advantages for our products, allowing us to establish a strong record of growth and profitability and a leadership position in certain segments of our industry.

RESULTS OF OPERATIONS
---------------------

NET REVENUES BY SEGMENT
-----------------------
   ($ IN THOUSANDS):
-----------------------

                                                    THREE MONTHS ENDED                       NINE MONTHS ENDED
                                                       DECEMBER 31,                             DECEMBER 31,
                                           -----------------------------------      ------------------------------------
                                                                          %                                         %
                                             2003          2002         CHANGE         2003           2002        CHANGE
                                           --------      --------      -------      ---------      ---------      ------
   Branded products                        $ 20,928      $ 12,079         73.3%     $  52,588      $  30,499        72.4%
     as % of total net revenues                30.1%         19.5%                       26.3%          17.8%
   Specialty generics                        44,071        44,537         (1.0)%      132,311        125,982         5.0%
     as % of total net revenues                63.3%         71.9%                       66.2%          73.4%
   Specialty materials                        3,905         3,865          1.0%        12,085         12,781        (5.4)%
     as % of total net revenues                 5.6%          6.2%                        6.0%           7.4%
   Other                                        694         1,448        (52.1)%        3,012          2,376        26.8%
       Total net revenues                  $ 69,598      $ 61,929         12.4%     $ 199,996      $ 171,638        16.5%

The increases in branded product sales of $8.8 million and $22.1 million for the three- and nine-month periods, respectively, were due primarily to continued growth of our women's healthcare family of products and the sales impact of products acquired by us on March 31, 2003. Sales from the women's healthcare product group increased $4.3 million, or 49.9%, in the third quarter and $10.8 million, or 47.6%, for the nine-month period compared to the corresponding prior year periods. Included in the women's healthcare family of products is the PreCare(R) product line which contributed $2.4 million and $8.4 million of incremental sales in the three- and nine-month periods, respectively. These increases were attributable to increased sales volume associated with higher market shares for both PrimaCare(R), our prescription prenatal/postnatal multivitamin and mineral supplement with essential fatty acids, and the PreCare(R) prenatal vitamin. Gynazole-1(R), our vaginal antifungal cream product, continued to experience growth in the three- and nine-month periods as our share of the prescription vaginal antifungal cream market increased to 25.8% at the end of the third quarter, from 16.2% at the end of the third quarter of the prior year. Sales of Gynazole-1(R) increased $1.9 million, or 56.6%, in the three-month period and $2.4 million, or 25.3%, for the nine-month period. Increased sales from our women's healthcare family of products were supplemented by $5.4 million and $13.0 million of sales in the three- and nine-month periods, respectively, from our two hematinic product lines, Chromagen(R) and Niferex(R), and the StrongStart(R) prenatal vitamin product line that we acquired at the end of fiscal 2003. Near the end of the second quarter, we began introducing technology-improved versions of these products. These increases were partially offset by a $0.9 million and $1.7 million decline in sales from the Micro-K(R) product line for the three- and nine-month periods, respectively.

The minimal decline in specialty generic sales for the quarter resulted from lower sales of existing products in the cough/cold, prenatal vitamin and other product lines. This decline was largely offset by $2.3 million of incremental sales volume attributable primarily to new cough/cold product introductions and $5.3 million of increased sales from our cardiovascular and pain management product lines. The growth in specialty generic sales of $6.3 million for the nine-month period resulted from $5.6 million of incremental sales volume from new product introductions, primarily in the cough/cold, cardiovascular and prenatal vitamin product lines, and $2.9 million in increased sales due to price increases on certain products, principally in the cardiovascular category. These increases were partially offset by a decline in sales volume from existing products of $2.2 million.

The decrease in specialty material product sales for the nine-month period was primarily due to a slowdown in a major customer's business in the vitamin supplement market.

The decrease in other revenue for the three-month period resulted from a smaller contract manufacturing customer base due to continued de-emphasis of this lower margin operation in our business strategy. The increase in other revenue for the nine-month period was primarily due to the impact of a profit-sharing arrangement entered into in the second quarter of fiscal 2003 whereby three pain management products manufactured by us are marketed in Canada by another pharmaceutical company.

GROSS PROFIT BY SEGMENT
-----------------------
  ($ IN THOUSANDS):
-----------------------

                                                 THREE MONTHS ENDED                       NINE MONTHS ENDED
                                                    DECEMBER 31,                             DECEMBER 31,
                                        -----------------------------------     ------------------------------------
                                                                       %                                        %
                                           2003          2002        CHANGE       2003           2002         CHANGE
                                        ---------      --------      ------     ---------      ---------      ------
   Branded products                     $ 18,316       $ 10,650       72.0%     $  45,719      $  26,888       70.0%
     as % of  net revenues                  87.5%          88.2%                     86.9%          88.2%
   Specialty generics                     26,829         26,247        2.2%        81,580         73,819       10.5%
     as % of net revenues                   60.9%          58.9%                     61.7%          58.6%
   Specialty materials                     1,459          1,208       20.8%         4,047          4,544      (10.9)%
     as % of net revenues                   37.4%          31.3%                     33.5%          35.6%
   Other                                     233             96         NM            759            100         NM
      Total gross profit                $ 46,837       $ 38,201       22.6%     $ 132,105      $ 105,351       25.4%
       as % of total net revenues           67.3%          61.7%                     66.1%          61.4%

The increases in consolidated gross profit of $8.6 million and $26.8 million for the three- and nine-month periods, respectively, were primarily attributable to the sales growth experienced by the branded products segment. The higher gross profit percentages on a consolidated basis for both the quarter and nine-month period reflected favorable shifts in the mix of product sales toward higher margin branded products, which comprised a larger percentage of net revenues, and the impact during the nine-month period of pricing increases on certain specialty generic products. The gross profit percentage decreases experienced by the branded products segment were due to the acquired hematinic products, which have a slightly lower gross margin than the other products in the branded line. The increased gross profit percentages for the specialty generics segment resulted from lower costs associated with a profit-sharing arrangement on certain pain management products combined with the impact of pricing increases during the nine-month period on certain specialty generic products.

RESEARCH AND DEVELOPMENT
------------------------
   ($ IN THOUSANDS):
------------------------

                                                   THREE MONTHS ENDED                          NINE MONTHS ENDED
                                                      DECEMBER 31,                                DECEMBER 31,
                                           ----------------------------------        ------------------------------------
                                                                         %                                           %
                                            2003          2002         CHANGE          2003           2002         CHANGE
                                           ------        ------        ------        -------        -------        ------
    Research and development               $5,239        $5,689         (7.9)%       $14,808        $14,244         4.0%
        as % of total net revenues            7.5%          9.2%                         7.4%           8.3%

The $0.5 million decrease in research and development expense for the quarter was primarily due to the timing of certain clinical studies. The $0.6 million increase in research and development expense for the nine-month period resulted from increased costs associated with the continued expansion of clinical testing for our internal product development efforts and increased personnel expenses related to the growth of our research and development staff. The increase in research and development expense for the nine-month period was below management's expectation of larger spending due to rescheduling of the timing of certain clinical studies.

SELLING AND ADMINISTRATIVE
--------------------------
    ($ IN THOUSANDS):
--------------------------

                                                   THREE MONTHS ENDED                          NINE MONTHS ENDED
                                                      DECEMBER 31,                                DECEMBER 31,
                                          ------------------------------------        ------------------------------------
                                                                          %                                           %
                                            2003          2002          CHANGE          2003           2002         CHANGE
                                          -------        -------        ------        -------        -------        ------
    Selling and administrative            $21,536        $16,569         30.0%        $62,429        $49,390         26.4%
        as % of total net revenues           30.9%          26.8%                        31.2%          28.8%

The increases in selling and administrative expense of $5.0 million and $13.0 million for the three- and nine-month periods, respectively, were due to greater personnel expenses resulting from an increase in corporate management personnel and expansion of the branded sales force, an increase in rent, depreciation and utilities associated with recently added facilities, and an increase in branded marketing expense associated with our hematinic product lines acquired at the end of fiscal 2003. We also experienced greater legal expense due to an increase in litigation activity coupled with the fact that selling and administrative expense in the prior year's first and second quarters included insurance reimbursements for defense costs in the Healthpoint litigation (see Note 10 in the accompanying Notes to Consolidated Financial Statements). These increases were partially offset by a reduction in life insurance expense.

AMORTIZATION OF INTANGIBLE ASSETS
---------------------------------
       ($ IN THOUSANDS):
---------------------------------

                                                   THREE MONTHS ENDED                          NINE MONTHS ENDED
                                                      DECEMBER 31,                                DECEMBER 31,
                                           -----------------------------------        ------------------------------------
                                                                          %                                           %
                                            2003          2002          CHANGE          2003           2002         CHANGE
                                           ------        -------        ------        -------        -------        ------
Amortization of intangible assets          $1,112        $   583         90.7%        $ 3,336        $ 1,746         91.1%
    as % of total net revenues                1.6%           0.9%                         1.7%           1.0%

The increases in amortization of intangible assets of $0.5 million and $1.6 million for the three- and nine-month periods, respectively, were due primarily to the amortization of trademarks acquired in the two product acquisitions completed on March 31, 2003.

LITIGATION
----------
   ($ IN THOUSANDS):
----------------------

                                                   THREE MONTHS ENDED                          NINE MONTHS ENDED
                                                      DECEMBER 31,                                DECEMBER 31,
                                           -----------------------------------        ------------------------------------
                                                                          %                                          %
                                            2003          2002          CHANGE          2003           2002         CHANGE
                                           ------        ------         ------        -------        -------        ------
Litigation                                 $    -        $    -            -%         $(1,700)       $16,500        110.3%
    as % of total net revenues                  -%            -%                         (0.9)%          9.6%

In September 2002, we recorded a litigation reserve of $16.5 million for potential damages associated with the adverse decision made by a federal court in Texas to uphold a jury verdict in a lawsuit against ETHEX Corporation, a wholly-owned subsidiary of the Company. In the second quarter of fiscal 2004, we recorded an additional litigation reserve of $1.8 million related to this matter for attorney's fees awarded to the plaintiffs by the court during that quarter (see Note 10 in the accompanying Notes to Consolidated Financial Statements). The impact of this reserve was more than offset by a $3.5 million net payment, received by us during the second quarter of fiscal 2004 from a settlement with a branded company of our claim that the branded company interfered with our right to a timely introduction of a generic product in a previous fiscal year.

INTEREST EXPENSE
----------------
  ($ IN THOUSANDS):
----------------------

                                                   THREE MONTHS ENDED                          NINE MONTHS ENDED
                                                      DECEMBER 31,                                DECEMBER 31,
                                           -----------------------------------        ------------------------------------
                                                                          %                                           %
                                            2003          2002          CHANGE          2003           2002         CHANGE
                                           ------        ------         ------        -------        -------        ------
Interest expense                           $1,826        $  113           NM          $ 4,611        $   209          NM
    as % of total net revenues                2.6%          0.2%                          2.3%           0.1%

The increases in interest expense for both the three- and nine-month periods resulted primarily from the issuance of $200.0 million of Convertible Subordinated Notes on May 16, 2003 and the interest expense accrued thereon.

INTEREST AND OTHER INCOME
-------------------------
    ($ IN THOUSANDS):
-------------------------
                                                   THREE MONTHS ENDED                          NINE MONTHS ENDED
                                                       DECEMBER 31,                                DECEMBER 31,
                                           ----------------------------------         ------------------------------------
                                                                         %                                            %
                                            2003          2002         CHANGE           2003          2002          CHANGE
                                           ------        ------        ------         -------        -------        ------
Interest and other income                  $  750        $  308        143.5%         $ 1,523       $   694         119.5%
    as % of total net revenues                1.1%          0.5%                          0.8%          0.4%

The increases in interest and other income for the three- and nine-month periods were due to the investment of $144.2 million of net proceeds from the May 2003 Convertible Subordinated Notes offering in short-term, highly liquid investments combined with the impact of an $82.3 million increase in short-term investments during fiscal 2003 from the proceeds of a secondary offering during that year.

PROVISION FOR INCOME TAXES
--------------------------
   ($ IN THOUSANDS):
--------------------------
                                                   THREE MONTHS ENDED                          NINE MONTHS ENDED
                                                      DECEMBER 31,                                DECEMBER 31,
                                           -----------------------------------        ------------------------------------
                                                                          %                                           %
                                            2003          2002          CHANGE          2003           2002         CHANGE
                                           ------        ------         ------        -------        -------        ------
Provision for income taxes                 $6,345        $5,409          17.3%        $17,801        $ 8,492        109.6%
   Effective tax rate                        35.5%         34.8%                         35.5%          35.5%

The lower effective tax rate in the prior comparative quarter was primarily due to the use of tax credits which lowered our tax rate.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

Cash and cash equivalents and working capital were $223.2 million and $307.3 million, respectively, at December 31, 2003, compared to $96.3 million and $137.9 million, respectively, at March 31, 2003. Internally generated funds from product sales continued to be a significant source of operating capital used in the funding of our businesses. The net cash flow from operating activities was $11.5 million for the nine months ended December 31, 2003 compared to $28.5 million for the corresponding prior year period. The $17.0 million decrease in net cash flow from operating activities resulted primarily from the delayed collection of a fiscal 2002 year-end receivable to the first quarter of fiscal 2003, an increase in production of branded and specialty generic products in anticipation of continued sales growth and increased production associated with the new Niferex(R), Chromagen(R) and StrongStart(R) brands that were acquired at the end of fiscal 2003, an increase in prepaid and other assets, and a decrease in current liabilities due primarily to the timing of payments made on accounts payable and accrued income taxes.

Net cash flow used in investing activities was $28.0 million for the nine months ended December 31, 2003 compared to $15.5 million for the corresponding prior year period. Capital expenditures of $13.7 million were principally funded by net cash flows from operating activities. Our investment in capital assets was primarily for purchasing machinery and equipment to upgrade and expand our pharmaceutical manufacturing and distribution capabilities. On March 31, 2003, we acquired the product rights and trademarks to the Niferex(R) line of hematinic products for a cash payment made in April 2003 for $14.3 million. Other investing activities for the corresponding prior year period included a $3.0 million payment related to the purchase of certain licensing rights combined with an equity investment in FemmePharma, Inc., a women's healthcare company. In January 2004, we made an additional $4.0 million payment to FemmePharma, Inc. to complete the purchase of certain trademark rights for a product under development and to increase our equity investment in the company.

Debt increased to $225.8 million at December 31, 2003 compared to $17.6 million at March 31, 2003. The increase primarily resulted from the issuance in May 2003 of $200.0 million in Convertible Subordinated Notes that are convertible, under certain circumstances, into shares of our Class A common stock at an initial conversion price of $23.01 per share. The Convertible Subordinated Notes bear interest at a rate of 2.50% and mature on May 16, 2033. We may redeem some or all of the Convertible Subordinated Notes at any time on or after May 21, 2006, at a redemption price, payable in cash, of 100% of the principal amount of the Convertible Subordinated Notes, plus accrued and unpaid interest (including contingent interest, if any) to the date of redemption. Holders may require us to repurchase all or a portion of their Convertible Subordinated Notes on May 16, 2008, 2013,

2018, 2023 and 2028, and upon a change in control, as defined in the indenture governing the Convertible Subordinated Notes, at 100% of the principal amount of the Convertible Subordinated Notes, plus accrued and unpaid interest (including contingent interest, if any) to the date of repurchase, payable in cash. The Convertible Subordinated Notes are subordinate to all of our existing and future senior obligations. The net proceeds to us were approximately $194.2 million, after deducting underwriting discounts, commissions and offering expenses. Also during the first quarter of fiscal 2004, we financed the purchase of an $8.8 million building with a term loan secured by the property under a floating rate loan with a bank. The facility consists of approximately 275,000 square feet of office, production, distribution and warehouse space. The remaining principal balance plus any unpaid interest is due in April 2008. We also entered into an interest rate swap agreement with the same bank, which fixed the interest rate of the building mortgage at 5.31% for the term of the loan.

During May 2003, we used $50.0 million of the net proceeds from the Convertible Subordinated Notes issuance to fund the repurchase of 2.0 million shares of our Class A common stock.

We currently have a $40.0 million unsecured revolving line of credit with a bank that expires in October 2006. In December 2003, we increased our unsecured supplemental credit line with the same bank from $20.0 million to $25.0 million. The unsecured supplemental credit line of $25.0 million, which is available for financing acquisitions, expires in December 2004.

As a result of the significant increase in debt related to the $200.0 million Convertible Subordinated Notes issuance, the revolving line of credit agreement we have with a bank was amended. The credit agreement, which previously included covenants that impose minimum levels of earnings before interest, taxes, depreciation and amortization, a maximum funded debt ratio, and a limit on capital expenditures and dividend payments, was expanded to include a minimum fixed charge ratio and a maximum senior leverage ratio.

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

Advances to us under our credit facilities bear interest at a rate that varies consistent with increases or decreases in the publicly announced prime rate and/or the LIBOR rate with respect to LIBOR-related loans, if any. A material increase in such rates could significantly increase borrowing expenses. We did not have any cash borrowings under our credit facilities at December 31, 2003.

In May 2003, we issued $200.0 million of Convertible Subordinated Notes. The interest rate on the Convertible Subordinated Notes is fixed at 2.50% and not subject to market interest rate changes.

In April 2003, we entered into an $8.8 million term loan secured by a building under a floating rate loan with a bank. We also entered into an interest rate swap agreement with the same bank, which fixed the interest rate of the building mortgage at 5.31% for the term of the loan.

ITEM 4.  CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES. Company management, including the chief executive officer and chief financial officer, have evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, the chief executive officer and chief financial officer have concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time period specified in the Securities and Exchange Commission's rules and forms.

CHANGES IN INTERNAL CONTROLS. There have been no significant changes in the Company's internal control over financial reporting or in other factors that have, or could be reasonably likely to, materially affect internal control over financial reporting during the three months ended December 31, 2003.

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

We believe that the jury award is excessive and is not sufficiently supported by the facts or the law. We intend to vigorously prosecute an appeal. We and our counsel believe that there are meritorious arguments to be raised during the appeal process; however, we cannot give any assurance that we will prevail on appeal. As a result of the court's earlier decisions, our results of operations for the quarter ended September 30, 2002 included a provision for potential damages of $16.5 million, which was reflected in accrued liabilities on our consolidated balance sheet as of December 31, 2003. As discussed above, Healthpoint also requested reimbursement for approximately $1.8 million in attorneys' fees in addition to the judgment. In September 2003, the court entered an order specifying the amount of attorneys' fees to be awarded. As a result of this decision, we recorded, during the quarter ended September 30, 2003, an additional provision of $1.8 million, which was reflected in accrued liabilities on our consolidated balance sheet as of December 31, 2003.

We previously distributed several low-volume pharmaceutical products that contained phenylpropanolamine, or PPA, and that were discontinued in 2000 and 2001. We are presently named as a defendant in a product liability lawsuit in federal court in Mississippi involving PPA. The suit originated out of a case, Virginia Madison, et al. v. Bayer Corporation, et al. The original suit was filed on December 23, 2002, but was not served on us until February 2003. The case was originally filed in the Circuit Court of Hinds County, Mississippi, and was removed to the United States District Court for the Southern District of Mississippi by then co-defendant Bayer Corporation. The case has been transferred to a Judicial Panel on Multi-District Litigation for PPA claims sitting in the Western District of Washington. The claims against us have now been segregated into a lawsuit brought by Johnny Fulcher individually and on behalf of the wrongful death beneficiaries of Linda Fulcher, deceased, against KV. It alleges bodily injury, wrongful death, economic injury, punitive damages, loss of consortium and/or loss of services from the use of our distributed pharmaceuticals containing PPA that have since been discontinued and/or reformulated to exclude PPA. Discovery only recently has begun and we believe that we may have substantial defenses to these claims, though the ultimate outcome of this case and the potential effect cannot be determined.

Our product liability coverage for PPA claims expired for claims made after June 15, 2002. Although we renewed our product liability coverage for coverage after June 15, 2002, that policy excludes future PPA claims in accordance with the standard industry exclusion. Consequently, as of June 15, 2002, we have provided for legal defense costs and indemnity payments involving PPA claims on a going forward basis, including the Mississippi lawsuit that was served after June 15, 2002. Moreover, we may not be able to obtain product liability insurance in the future for PPA claims with adequate coverage limits at commercially reasonable prices for subsequent periods. From time to time in the future, we may be subject to further litigation resulting from products containing PPA that we formerly distributed. We intend to vigorously defend any claims that may be raised in the current and future litigation.

On September 25, 2003, the Commonwealth of Massachusetts filed Commonwealth of Massachusetts v. Mylan Laboratories, Inc. et al, No. 1:03-cv-11865-PBS (D. Mass.), against ETHEX Corp. and 12 other manufacturers of generic pharmaceutical products, including Mylan Laboratories, Inc., Barr Laboratories, Inc., Duramed Pharmaceuticals, Inc., IVAX Corporation, Warrick Pharmaceuticals Corporation, Watson Pharmaceuticals, Inc., Schein Pharmaceuticals, Inc., TEVA Pharmaceuticals USA, Inc., Par Pharmaceuticals, Inc., Dey Inc., Purepac Pharmaceutical Co., and Roxanne Laboratories, Inc. The complaint alleges, among other things, that the defendants reported inflated pricing information for their drugs to data reporting services, and that Massachusetts relied on this pricing data in setting reimbursement rates under the Medicaid program. The complaint also alleges that Massachusetts received rebates from the defendants under the Medicaid Drug Rebate Program that were materially less than that to which Massachusetts was entitled. Massachusetts seeks to recover from the defendants the amount that it believes it overpaid and the amount it is owed in rebates, based on claims under Massachusetts and federal law. The case is in its early stages, and fact discovery has not yet begun. ETHEX is vigorously defending the litigation.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

                  (a)  Exhibits.  See Exhibit Index.
                  (b)  None.

                                 SIGNATURES
                                 ----------

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             K-V PHARMACEUTICAL COMPANY


Date: February 13, 2004                 By   /s/  Marc S. Hermelin
      -----------------                      ----------------------------------
                                             Marc S. Hermelin
                                             Vice Chairman of the Board and
                                             Chief Executive Officer
                                             (Principal Executive Officer)


Date: February 13, 2004                 By   /s/  Gerald R. Mitchell
      -----------------                      ----------------------------------
                                             Gerald R. Mitchell
                                             Vice President, Treasurer and
                                             Chief Financial Officer
                                             (Principal Financial and
                                              Accounting Officer)

                                EXHIBIT INDEX


Exhibit No.                   Description
-----------                   -----------

   31.1           Certification of Chief Financial Officer.

   31.2           Certification of Chief Executive Officer.

   32.1           Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.