Form 10-K
period 2004-03-31
KV PHARMACEUTICAL CO /DE/
filed 2004-06-14
CIK 57055

-----------------------------------------------------------------------------
                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                  FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended March 31, 2004
                        Commission file number 1-9601

                         K-V PHARMACEUTICAL COMPANY
                           2503 South Hanley Road
                          St. Louis, Missouri 63144
                               (314) 645-6600

  Delaware (State or other jurisdiction of incorporation or organization)
               I.R.S. Employer Identification No: 43-0618919


         Securities Registered Pursuant to Section 12(b) of the Act:
  Class A Common Stock, par value $.01 per share   New York Stock Exchange
  Class B Common Stock, par value $.01 per share   New York Stock Exchange

         Securities Registered Pursuant to Section 12(g) of the Act:
        7% Cumulative Convertible Preferred, par value $.01 per share

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).

                                Yes  X   No
                                   -----   -----

The aggregate market value of the shares of Class A and Class B Common Stock held by nonaffiliates of the registrant as of September 30, 2003, the last business day of the Registrant's most recently completed second fiscal quarter, was $643,339,373 and $176,775,780, respectively. As of June 9, 2004, the registrant had outstanding 33,010,420 and 16,054,975 shares of Class A and Class B Common Stock, respectively, exclusive of treasury shares.

                     DOCUMENTS INCORPORATED BY REFERENCE

Part III: Portions of the definitive proxy statement of the Registrant (to be filed pursuant to Regulation 14A for Registrant's 2004 Annual Meeting of Shareholders, which involves the election of directors), are incorporated by reference into Items 10, 11, 12, 13 and 14 to the extent stated in such items.

         CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This Form 10-K, including the documents that we incorporate herein by reference, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Any statements about our expectations, beliefs, plans, objectives, assumptions or future events or performance are not historical facts and may be forward-looking. These statements are often, but not always, made through the use of words or phrases such as "anticipate," "estimate," "commit," "plans," "projects," "continuing," "ongoing," "expects," "management believes," "we believe," "we intend" and similar words or phrases. Accordingly, these statements involve estimates, assumptions and uncertainties that could cause actual results to differ materially from those expressed in them. Any forward-looking statements are qualified in their entirety by reference to the factors discussed throughout this Form 10-K.

Factors that could cause actual results to differ materially from the forward-looking statements include, but are not limited to, the following:
(1) the degree to which we are successful in developing new products and commercializing products under development; (2) the degree to which we are successful in acquiring new pharmaceutical products, drug delivery technologies and/or companies that offer these properties; (3) the difficulty of predicting FDA approvals; (4) acceptance and demand for new pharmaceutical products; (5) the impact of competitive products and pricing;
(6) the availability of raw materials; (7) the regulatory environment; (8) fluctuations in operating results; (9) the difficulty of predicting the pattern of inventory movements by our customers; (10) the impact of competitive response to our efforts to leverage our brand power with product innovation, promotional programs, and new advertising; (11) the availability of third-party reimbursement for our products; (12) our dependence on sales to a limited number of large pharmacy chains and wholesale drug distributors for a large portion of our total net sales; (13) risks that the company may not ultimately prevail in its Paragraph IV litigation and that any period of exclusivity may not in fact be realized; and (14) the risks detailed from time to time in our filings with the Securities Exchange Commission and detailed in this Form 10-K.

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

ITEM 1.  DESCRIPTION OF BUSINESS
         -----------------------

(a)      GENERAL DEVELOPMENT OF BUSINESS
         -------------------------------

         Unless the context otherwise indicates, when we use the words "we," "our," "us" or "our company" we are referring to K-V Pharmaceutical Company and its wholly-owned subsidiaries, including Ther-Rx Corporation, ETHEX Corporation and Particle Dynamics, Inc.

         We were incorporated under the laws of Delaware in 1971 as a successor to a business originally founded in 1942. Victor M. Hermelin, our Chairman and founder, invented and obtained initial patents for early controlled release and enteric coating which became part of our core business and a platform for future drug delivery emphasis.

         We develop advanced drug delivery technologies which enhance the effectiveness of new therapeutic agents, existing pharmaceutical products and prescription nutritional products. We have developed and patented a wide variety of drug delivery and formulation technologies which are primarily focused in four principal areas:
         SITE RELEASE(R) bioadhesives; tastemasking; oral controlled release; and quick dissolving tablets. We incorporate these technologies in the products we market to control and improve the absorption and utilization of active pharmaceutical compounds. In 1990, we established a generic marketing capability through a wholly-owned subsidiary, ETHEX Corporation ("ETHEX"), which makes us one of the only drug delivery research and development companies that also markets "technologically distinguished" generic products. In 1999, we established a wholly-owned subsidiary, Ther-Rx Corporation ("Ther-Rx"), to market branded pharmaceuticals directly to physician specialists.

         Our wholly-owned subsidiary, Particle Dynamics, Inc. ("PDI"), was acquired in 1972. Through PDI, we develop and market specialty value-added raw materials, including drugs, directly compressible and microencapsulated products, and other products used in the pharmaceutical, nutritional, food, personal care and other markets.

(b)      FISCAL 2004 HIGHLIGHTS
         ----------------------

         RESULTS OF OPERATIONS

         In fiscal 2004, we achieved a record level of earnings and our ninth consecutive year of record revenues. The 63.1% increase in our fiscal 2004 net income compared to fiscal 2003 resulted primarily from a 15.9% increase in revenues to $283.9 million coupled with the impact on fiscal 2003 net income of a $16.5 million litigation reserve established by us for potential damages associated with a lawsuit that is currently under appeal. The revenue increase in fiscal 2004 was largely due to continued growth of our branded products segment.

         PRODUCT DEVELOPMENT

         We recognize that development of successful new products is critical to achieving our goal of sustainable growth over the long term. As such, our investment in research and development, which increased 7.9% in fiscal 2004 and 78.6% in fiscal 2003 compared to the respective prior fiscal years, and which we expect will increase by 20%-30% in fiscal 2005 compared to fiscal 2004 and, reflects our continued commitment to develop new products and/or technologies through our internal development programs, and with our external strategic partners. In fiscal 2004, Ther-Rx expanded its product offerings with technology-improved versions of the oral hematinic products acquired at the end of fiscal 2003. Also, over the past two fiscal years, ETHEX has added over 30 new products to its development pipeline, including eight products that received Abbreviated New Drug Application (ANDA) approval from the Food and Drug Administration (FDA).

         Additionally, the Company has on file a New Drug Application (NDA) with the FDA relating to a previously reported research and development plan reported in the Company's Form 8-K filed April, 2002. The product under this application utilizes KV's proprietary drug delivery technology and is targeted for launch in the women's healthcare arena. We anticipate approval and introduction of this NDA product during the second half of fiscal 2005. This product would participate in a therapy now addressed by branded products with annual sales of approximately $130 million. At the end of fiscal 2004, we had a series of other product filings awaiting approval from the FDA, the first of which was an ANDA received in May 2004. Additional approvals are expected to occur over the remainder of the year. In addition to our internal product development efforts, we have licensed the exclusive rights to co-develop certain generic and branded products with other drug delivery companies. In fiscal 2004, we expanded our product development efforts with strategic partners as follows:

                o In January 2004, following successful completion of Phase II studies on the endometriosis product we are developing with FemmePharma, Inc., we purchased an additional $3.0 million of FemmePharma's convertible preferred stock and made an additional $1.0 million payment under a separate license agreement with FemmePharma. As of March 31, 2004, we have invested a total of $5.0 million in FemmePharma's convertible preferred stock and paid $2.0 million under the license agreement. The endometriosis product currently being developed employs FemmePharma's patented PARDEL(TM) technology. The license agreement also provides for our exclusive right to use the PARDEL(TM) technology for certain other anti-infective products.

                o In January 2004, we entered into a long-term product development and marketing license agreement with Glenmark Pharmaceuticals Inc., USA, a wholly-owned subsidiary of Glenmark Pharmaceuticals Ltd. of India. Under the agreement, Glenmark will initially develop and license to us eight generic products for regulatory approval and marketing in North American markets. The licensed products include both Paragraph 3 and Paragraph 4 ANDA filing opportunities. The agreement also provides for the development and licensing of additional generic ANDA products, as well as for certain branded specialty products which may incorporate Glenmark's proprietary platform controlled release technology. The first product launch covered under the agreement is expected to occur during the last half of calendar 2005.

                o During fiscal 2004, we entered into four separate licensing agreements that will expand the future presence of Gynazole-1(R), our vaginal antifungal cream product, to over 50 markets in Europe, Latin America, the Middle East, Asia, Indonesia, the People's Republic of China, Australia and New Zealand. We also received, during fiscal 2004, our first regulatory approval to market Gynazole-1(R) into an international market.

         FINANCING

         During May 2003, we completed the issuance of $200.0 million of Contingent Convertible Subordinated Notes (the "Notes") that are convertible, under certain circumstances, into shares of our Class A Common Stock at an initial conversion price of $23.01 per share. The Notes bear interest at a rate of 2.50% per annum and mature on May 16, 2033. We may redeem some or all of the Notes at any time on or after May 21, 2006, and holders may require us to repurchase all or a portion of their Notes on May 1, 2008, and each fifth year thereafter. The net proceeds to us were approximately $194.2 million, after deducting underwriting discounts, commissions and offering expenses. The proceeds from the offering were used to purchase $50.0 million of our Class A Common Stock, with the remaining proceeds to be used to support the expansion of our business, including the potential funding of future acquisitions of products, technologies and businesses, to enter into product licensing arrangements, to increase research and development activities and for general corporate purposes.

         In April 2003, we financed the purchase of an $8.8 million building with a term loan secured by the property under a floating rate loan with a bank. The remaining principal balance plus any unpaid interest is due in April 2008. We also entered into an interest rate swap agreement with the same bank, which fixed the interest rate of the building mortgage at 5.31% per annum for the term of the loan. The facility consists of approximately 275,000 square feet of office, production, distribution and warehouse space.

         CAPITAL EXPENDITURES

         In fiscal 2004, our capital expenditures increased 35.2% to $21.8 million, which excludes the $8.8 million cost of the 275,000 square foot building we purchased in April 2003 with proceeds from a term loan. This increase in capital spending reflected the continued expansion of our research and manufacturing capabilities. In fiscal 2005, we expect capital expenditures to increase by up to $50.0 million over fiscal 2004 levels as we ramp up manufacturing/distribution, laboratory capabilities and other facilities needed for planned growth over the next five to seven years.

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

(d)      NARRATIVE DESCRIPTION OF BUSINESS
         ---------------------------------

         OVERVIEW

         We are a fully integrated specialty pharmaceutical company that develops, acquires, manufactures and markets technologically distinguished branded and generic/non-branded prescription pharmaceutical products. We have a broad range of dosage form capabilities including tablets, capsules, creams, liquids and ointments. We conduct our branded pharmaceutical operations through Ther-Rx and our generic/non-branded pharmaceutical operations through ETHEX. Through Particle Dynamics, we also develop, manufacture and market technologically advanced, value-added raw material products for the pharmaceutical, nutritional, personal care, food and other markets.

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

         For example, since its inception in March 1999, our Ther-Rx business has successfully launched five internally developed branded pharmaceutical products, all of which incorporate our drug delivery technologies. In addition, during fiscal 2004, we introduced technology-improved versions of the Chromagen(R) and Niferex(R) oral hematinic products that we acquired at the end of last year. Furthermore, most of the internally developed generic/non-branded products marketed by our ETHEX business incorporate one or more of our drug delivery technologies.

         Our drug delivery technology allows us to differentiate our products in the marketplace, both in the branded and generic/non-branded pharmaceutical areas. We believe that this differentiation provides substantial competitive advantages for our products, allowing us to establish a strong record of growth and profitability and a leadership position in certain segments of our industry. From 1998 to March 31, 2004, we have grown net revenues and net income at compounded annual growth rates of 19.5% and 26.3%, respectively. Ther-Rx, which was established in 1999, has grown substantially since its inception and continues to gain market share in its women's healthcare family of products. By focusing on the development and marketing of technology-distinguished, multisource drugs, over half of the more than 125 specialty generic/non-branded products sold by our ETHEX subsidiary are industry leaders in the multisource-brand market.

         THER-RX -- OUR BRAND NAME PHARMACEUTICAL BUSINESS

         We established Ther-Rx, currently our fastest growing business segment, in 1999 to market brand name pharmaceutical products which incorporate our proprietary technologies. Since its inception, Ther-Rx has introduced over 15 products into two principal therapeutic categories - women's health and oral hematinics - where physician specialists can be reached using a smaller and highly focused sales force. By targeting physician specialists, we believe Ther-Rx can compete successfully without the need for a sales force as large as pharmaceutical companies with less specialized product lines. Ther-Rx's net revenues grew from $43.7 million in fiscal 2003 to $82.9 million in fiscal 2004 and represented 29.2% of our fiscal 2004 total net revenues.

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

         In June 2000, Ther-Rx launched its first New Drug Application, or NDA, approved product, Gynazole-1(R), the only one-dose prescription cream treatment for vaginal yeast infections. Gynazole-1(R) incorporates our patented drug delivery technology, VagiSite(R), the only clinically proven and Federal Food and Drug Administration, or FDA, approved controlled release bioadhesive system. Since its launch, the product has gained a 26.9% market share in the U.S. prescription vaginal antifungal cream market.

         In addition, we have entered into licensing agreements for the right to market Gynazole-1(R) in over 50 markets in Europe, Latin America, the Middle East, Asia, Indonesia, the People's Republic of China, Australia and New Zealand. We also received, during fiscal 2004, our first regulatory approval to market Gynazole-1(R) into an international market.

         Ther-Rx's cardiovascular product line consists of Micro-K(R), an extended-release potassium supplement used to replenish electrolytes, primarily in patients who are on medication which depletes the levels of potassium in the body. We acquired Micro-K(R) in March 1999 from the pharmaceutical division of Wyeth.

         On March 31, 2003, we completed two acquisitions of an aggregate of nine pharmaceutical products for a total cost of approximately $41.3 million. The acquisitions included two leading lines of hematinic products, Chromagen(R) and Niferex(R), and the related line of StrongStart(R) branded prenatal vitamins, a category in which Ther-Rx was already a market leader under the PreCare(R) banner. These acquired brands generated $22.6 million of net sales during fiscal 2004. Similar to our strategy with other acquired products, we introduced technology-improved versions of the oral hematinic product line. Since their introduction at the end of the second quarter, the reformulated hematinic brands have generated a 69% growth rate in new prescription volume.

         Based on the addition of new products and our expectation of continued growth in our branded business, Ther-Rx added over 60 new branded sales representatives during fiscal 2004 to increase our specialty sales force to approximately 210. Ther-Rx's sales force focuses on physician specialists who are identified through available market research as frequent prescribers of our prescription products. Ther-Rx also has a corporate sales and marketing management team dedicated to planning and managing Ther-Rx's sales and marketing efforts.

         ETHEX -- OUR TECHNOLOGICALLY DISTINGUISHED GENERIC/NON-BRANDED DRUG BUSINESS

         We established ETHEX, currently our largest business segment, in 1990 to utilize our portfolio of drug delivery systems to develop and market hard-to-copy generic/non-branded pharmaceuticals. We believe many of our ETHEX products enjoy higher gross margins than other generic pharmaceutical companies due to our approach of selecting products that benefit from our proprietary drug delivery systems and our specialty manufacturing capabilities. These advantages act as barriers to entry which limit competition and reduce the rate of price erosion typically experienced in the generic market. ETHEX's net revenues were $181.5 million for fiscal 2004, which represented 63.9% of our total net revenues.

         We have incorporated our proprietary drug delivery technology in many of our generic/non-branded pharmaceutical products. For example, we have included METER RELEASE(R), one of our proprietary controlled release technologies, into the only generic equivalent to Norpace(R) CR, an antiarrhythmic that is taken twice daily. Further, we have used our KV/24(R) once daily technology in the generic equivalent to IMDUR(R), a cardiovascular drug that is taken once per day. In addition, utilizing our specialty manufacturing expertise and a sublingual delivery system, we produced and marketed the first non-branded alternative to Nitrostat(R) sublingual, an anti-angina product which historically has been difficult to manufacture.

         To capitalize on ETHEX's unique product capabilities, we continue to expand our ETHEX product portfolio. Over the past two years, we have introduced more than 30 new generic/non-branded products and have a number of products currently in development to be marketed by ETHEX. Since January 1, 2002, we have received eight new Abbreviated New Drug Application, or ANDA, approvals and have approvals currently pending.

         In addition to our internal marketing efforts, we have licensed the exclusive rights to co-develop and market more than 15 products with other drug delivery companies. These products will be generic equivalents to brand name products with aggregate annual sales totaling over $5 billion and are expected to be launched at various times beginning in fiscal 2005 and continuing through fiscal 2007.

         By focusing our efforts on the development and marketing of technology-distinguished, multisource drugs, over half of the more than 125 specialty generic/non-branded products sold by our ETHEX subsidiary are industry leaders in the multisource-brand market.

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

         CARDIOVASCULAR. ETHEX currently markets approximately 40 products in its cardiovascular line, including products to treat angina, arrhythmia and hypertension, as well as for potassium supplementation. The cardiovascular line accounted for 48.1% of ETHEX's net revenues in fiscal 2004.

         WOMEN'S HEALTH CARE. ETHEX currently markets over 20 products in its women's healthcare line, all of which are prescription prenatal vitamins. Based on the number of units sold, ETHEX is the leading provider of prescription prenatal vitamins in the United States. The women's healthcare line accounted for 11.3% of ETHEX's net revenues in fiscal 2004.

         PAIN MANAGEMENT. ETHEX currently markets 20 products in its pain management line. Included in this line are several controlled substance drugs, such as morphine and hydromorphone and oxycodone capsules. The pain management line accounted for 18.1% of ETHEX's net revenues in fiscal 2004.

         RESPIRATORY. ETHEX currently markets over 30 products in its respiratory line, which consists primarily of cough/cold products. ETHEX is the leading provider on a unit basis of prescription cough/cold products in the United States today. The cough/cold line accounted for 11.3% of ETHEX's net revenues in fiscal 2004.

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

         PARTICLE DYNAMICS - OUR VALUE-ADDED RAW MATERIAL BUSINESS

         Particle Dynamics develops and markets specialty raw material products for the pharmaceutical, nutritional, food and personal care industries. Its products include value-added active drug molecules, vitamins, minerals and other raw material ingredients that provide benefits such as improved taste, altered or controlled release profiles, enhanced product stability or more efficient and other manufacturing process advantages. Particle Dynamics is also a significant supplier of value-added raw material for our Ther-Rx and ETHEX businesses. Net revenues for Particle Dynamics were $16.6 million in fiscal 2004, which represented 5.8% of our total net revenues. Particle Dynamics currently offers three distinct lines of specialty raw material products:

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

         STRATEGIES

         Our goal is to enhance our position as a leading fully integrated specialty pharmaceutical company that utilizes its expanding drug delivery expertise to bring technologically distinguished brand name and generic/non-branded products to market. Our strategies incorporate the following key elements:

         INTERNALLY DEVELOP BRAND NAME PRODUCTS. We apply our existing drug delivery technologies, research and development and manufacturing expertise to introduce new products which can expand our existing franchises. Since the acquisition and reformulation of PreCare(R), we have successfully introduced four internally developed brand name products: PreCare(R) Chewables, PremesisRx(TM), PreCare(R) Conceive(TM) and PrimaCare(TM). These products incorporate our proprietary oral extended release and tastemasking technologies. In June 2000, Ther-Rx launched its first NDA approved product, Gynazole-1(R), the only one-dose prescription cream treatment for vaginal yeast infections. In fiscal 2004, we expanded our branded product offerings by launching technology improved versions of the Chromagen(R) and Niferex(R) oral hematinic product lines that were acquired at the end of fiscal 2003. We plan to continue to use our research and development, manufacturing and marketing expertise to create unique brand name products within our core therapeutic areas and we currently have a number of new products in clinical development.

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

         FOCUS SALES EFFORTS ON HIGH VALUE NICHE MARKETS. We focus our Ther-Rx sales efforts on niche markets where we believe we can target a relatively narrow physician audience. Because our products are sold to specialty physician groups that tend to be relatively concentrated, we believe that we can address these markets cost effectively with a focused sales force. Based on the addition of new products and our expectation of continued growth in our branded business, Ther-Rx added over 60 new branded sales representatives in fiscal 2004 to increase our specialty sales force to approximately 210. We plan to continue to build our sales force as necessary to accommodate current and future expansions of our product lines.

         PURSUE ATTRACTIVE GROWTH OPPORTUNITIES WITHIN THE GENERIC INDUSTRY. We intend to continue to introduce generic counterparts to drugs whose patents have expired. When patents no longer protect a branded product, opportunities exist for ETHEX to introduce generic counterparts to branded products. Such generic or off-patent pharmaceutical products are generally sold at significantly lower prices than the branded product. Accordingly, generic pharmaceuticals provide a cost-efficient alternative to users of branded products. We believe the health care industry will continue to support growth in the generic pharmaceutical market and that industry trends favor generic product expansion into the managed care, long-term care and government contract markets. We further believe that we are uniquely positioned to capitalize on this growing market given our large base of proprietary drug delivery technologies and our proven ability to lead the therapeutic categories we enter.

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

         We plan to continue to develop our drug delivery technologies and have identified various technologies with substantial growth potential, such as Trans-Cell(TM), a novel bioadhesive, controlled release delivery system that may permit oral delivery of bioactive peptides and proteins that are normally degraded by stomach enzymes or first-pass liver effects.

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

         In addition, the following SITE RELEASE(R) technologies are currently under development:

         o Trans-Cell(TM) is a novel bioadhesive, controlled release delivery system that may permit oral delivery of bioactive peptides and proteins that are normally degraded by stomach enzymes or first-pass liver effects. The Trans-EP(TM) technology was specifically designed to provide an oral delivery alternative to biotechnology and other compounds that currently are delivered as injections or infused.

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

         QUICK DISSOLVING TECHNOLOGY. Our quick dissolving oral tablet technology provides the ability to tastemask, yet dissolves in the mouth in a matter of seconds. Most other quick-dissolving technologies offer either quickness at the expense of poor tastemasking or excellent tastemasking at the expense of quickness. While still under development, this system allows for a drug to be quickly dissolved in the mouth, and can be combined with tastemasking capabilities that offer a unique dosage form for the most bitter tasting drug compounds. We have been issued patents and have patents pending for this system with the U.S. Patent and Trademark Office, or PTO.

         SALES AND MARKETING

         Ther-Rx has a national sales and marketing infrastructure which includes approximately 210 sales representatives dedicated to promoting and marketing our branded pharmaceutical products to targeted physician specialists. By targeting physician specialists, we believe we can compete successfully without the need to build a large sales force. We also have a national sales management team, as well as a sales team dedicated to managed care and trade accounts.

         We attempt to increase sales of our branded pharmaceutical products through physician sales calls and promotional efforts, including sampling, advertising and direct mail. For acquired branded products, we generally increase the level of physician sales calls and promotion relative to the previous owner. For example, with the PreCare(R) prenatal sales efforts, we increased the level of physician sales calls and sampling to the highest prescribers of prenatal vitamins. We also have enhanced our PreCare(R) brand franchise by launching four more line extensions to address unmet needs, including the launch of PreCare(R) Chewables, Premesis Rx(TM), PreCare(R) Conceive(TM) and PrimaCare(TM). The PreCare(R) product line enables us to deliver a full range of nutritional products for physicians to prescribe to women in their childbearing years. In addition, we added to our women's health care family of products in June 2000 with the introduction of our first NDA approved product, Gynazole-1(R), the only one-dose prescription cream treatment for yeast infections. In fiscal 2004, we expanded our branded product offerings even further when we launched technology improved versions of the Chromagen(R) and Niferex(R) oral hematinic product lines that were acquired at the end of fiscal 2003. By offering multiple products to the same group of physician specialists, we are able to maximize the effectiveness of our experienced sales force.

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

         We believe that industry trends favor generic product expansion into the managed care, long-term care and government contract markets. Further, we believe that our competitively priced, technology-distinguished generic/non-branded products can fulfill the increasing need of these markets to contain costs and improve patient compliance. Accordingly, we intend to continue to devote significant marketing resources to the penetration of such markets.

         Particle Dynamics has a specialized technical sales group that calls on the leading companies in the pharmaceutical, nutritional, personal care, food and other markets in the United States.

         During fiscal 2004, our three largest customers accounted for 25%, 16% and 13% of gross revenues. These customers were McKesson Drug Company, Cardinal Health and Amerisource Corporation, respectively. In fiscal 2003 and 2002, these customers accounted for gross revenues of 23%, 14% and 18% and 20%, 19% and 13%, respectively.

         Although we sell internationally, we do not have material operations or sales in foreign countries and our sales are not subject to unusual geographic concentration.

         RESEARCH AND DEVELOPMENT

         Our research and development activities include the development of new and next generation drug delivery technologies, the formulation of brand name proprietary products and the development of technologically distinguished generic/non-branded versions of previously approved brand name pharmaceutical products. In fiscal 2004, 2003 and 2002, total research and development expenses were $20.7 million, $19.1 million and $10.7 million, respectively.

         Ther-Rx currently has a number of products in its research and development pipeline at various stages of development. The Company has on file with the FDA an NDA application related to its previously reported research and development plan reported in a Form 8-K filed April 2002 that we expect approvals of in late fiscal 2005. The product under this application utilizes KV's proprietary drug delivery technology and is targeted for launch in the women's healthcare arena. This product would participate in a therapy now addressed by branded products with annual sales of approximately $130 million. We believe we have the technological expertise required to develop unique products to meet currently unmet needs in the area of women's health, as well as other therapeutic areas.

         ETHEX currently has more than 30 products in its research and development pipeline at various stages of development and exploration. Our development process typically consists of formulation, development and laboratory testing, and where required
         (1) preliminary bioequivalency studies of pilot batches of the manufactured product, (2) full scale bioequivalency studies using commercial quantities of the manufactured product and (3) submission of an ANDA, to the FDA. We believe that, unlike many generic drug companies, we have the technical expertise required to develop generic substitutes for hard-to-copy branded pharmaceutical products.

         In addition to our internal product development and marketing efforts, we have licensed the exclusive rights to co-develop and market more than 15 products with other drug delivery companies. These products will be generic/non-branded equivalents to brand name products with aggregate annual sales totaling over $5 billion and are expected to be launched at various times beginning in fiscal 2005.

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

         PATENTS AND OTHER PROPRIETARY RIGHTS

         Our policy is to file patent applications in appropriate situations to protect and preserve, for our own use, technology, inventions and improvements that we consider important to the development of our business. We currently hold domestic and foreign issued patents the last of which expires in 2021 relating to our controlled release, site-specific, quick dissolve and tastemasking technologies. We have been granted 34 U.S. patents and have 17 U.S. patent applications pending. In addition, we have 32 foreign issued patents and a total of 71 patent applications pending primarily in Canada, Europe, Australia, Japan, South America, Mexico and South Korea (see "We depend on our patents and other proprietary rights" under RISK FACTORS for additional information).

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

         MANUFACTURING AND FACILITIES

         We believe that our administrative, research, manufacturing and distribution facilities are an important factor in achieving our long-term growth objectives. All facilities at March 31, 2004, aggregating approximately 1.1 million square feet, are located in the St. Louis, Missouri area. We own approximately 575,000 square feet, with the balance under various leases at pre-determined annual rates under agreements expiring from fiscal 2005 through fiscal 2013, subject in most cases to renewal at our option. In fiscal 2005, we expect capital expenditures to increase by up to $50.0 million over fiscal 2004 levels as we ramp up manufacturing/distribution, and laboratory capabilities and general administrative offices purchased during fiscal 2004, and other facilities needed for planned growth over the next five to seven years.

         We manufacture drug products in liquid, semi-solid, tablet, capsule and caplet forms for distribution by Ther-Rx, ETHEX and our corporate licensees and value-added specialty raw materials for distribution by Particle Dynamics. We believe that all of our facilities comply with applicable regulatory requirements.

         We seek to maintain inventories at sufficient levels to support current production and sales levels. During fiscal 2004, we encountered no serious shortage of any particular raw materials and have no indication that significant shortages will occur in the foreseeable future.

         COMPETITION

         Competition in the development and marketing of pharmaceutical products is intense and characterized by extensive research efforts and rapid technological progress. Many companies, including those with financial and marketing resources and development capabilities substantially greater than our own, are engaged in developing, marketing and selling products that compete with those that we offer. Our branded pharmaceutical products may also be subject to competition from alternate therapies during the period of patent protection and thereafter from generic equivalents. In addition, our generic/non-branded pharmaceutical products may be subject to competition from pharmaceutical companies engaged in the development of alternatives to the generic/non-branded products we offer or of which we undertake development. Our competitors may develop generic products before we do or may have pricing advantages over our products. In our specialty pharmaceutical businesses, we compete primarily on the basis of product efficacy, breadth of product line and price. We believe that our patents, proprietary trade secrets, technological expertise, product development and manufacturing capabilities will enable us to maintain a leadership position in the field of advanced drug delivery technologies and to continue to develop products to compete effectively in the marketplace.

         In addition, we compete with other pharmaceutical companies that acquire branded product lines from other pharmaceutical companies. These competitors may have substantially greater financial and marketing resources than we do. Accordingly, our competitors may succeed in product line acquisitions that we seek to acquire.

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

         The Drug Price Competition and Patent Restoration Act of 1984, known as the Hatch-Waxman Act, established ANDA procedures for obtaining FDA approval for generic versions of many non-biological drugs for which patent or marketing exclusivity rights have expired and which are bioequivalent to previously approved drugs. "Bioequivalence" for this purpose, with certain exceptions, generally means that the proposed generic formulation is absorbed by the body at the same rate and extent as a previously approved "reference drug." Approval to manufacture these drugs is obtained by filing abbreviated applications, such as ANDAs. As a substitute for clinical studies, the FDA requires data indicating the ANDA drug formulation is bio-equivalent to a previously approved reference drug among other requirements. Analogous abbreviated application procedures apply to antibiotic drug products that are bio-equivalent to previously approved antibiotics. The advantage of the ANDA approval mechanism, compared to an NDA, is that an ANDA applicant is not required to conduct preclinical and clinical studies to demonstrate that the product is safe and effective for its intended use and may rely, instead, on studies demonstrating bio-equivalence to a previously approved reference drug.

         In addition to establishing ANDA approval mechanisms, the Hatch-Waxman Act fosters pharmaceutical innovation through such incentives as non-patent exclusivity and patent restoration. The Act provides two distinct exclusivity provisions that either preclude the submission or delay the approval of an ANDA. A five-year exclusivity period is provided for new chemical compounds, and a three-year marketing exclusivity period is provided for changes to previously approved drugs which are based on new clinical investigations essential to the approval. The three-year marketing exclusivity period may be applicable to the approval of a novel drug delivery system. The marketing exclusivity provisions apply equally to patented and non-patented drug products. These provisions do not delay or otherwise affect the approvability of full NDAs even when effective ANDA approvals are not available. For drugs covered by patents, patent extension may be provided for up to five years as compensation for reduction of the effective life of the patent resulting from time spent in conducting clinical trials and in FDA review of a drug application.

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

         In addition to marketing drugs which are subject to FDA review and approval, we market certain drug products in the United States without FDA approval under certain "grandfather" clauses and statutory and regulatory exceptions to the pre-market approval requirement for "new drugs" under the Federal Food, Drug and Cosmetic Act, or the FDCA. A determination as to whether a particular product does or does not require FDA pre-market review and approval can involve consideration of numerous complex and imprecise factors. If a determination is made by the FDA that any product marketed without approval requires such approval, the FDA may institute enforcement actions, including product seizure, or an action seeking an injunction against further marketing and may or may not allow sufficient time to obtain the necessary approvals before it seeks to curtail further marketing. For example, in October 2002, the FDA sent warning letters to us and other manufacturers and distributors of unapproved prescription drug products containing the expectorant guaifenesin as a single entity in a solid oral dosage form. Citing the recent approval of one such product, the FDA warning letters asserted that the marketing of all such products without NDA or ANDA approval should stop. The FDA subsequently agreed to allow continued manufacture through May 2003 and sale through November 2003 of the products, and we have complied with those deadlines.

         We are not in a position to predict whether or when the FDA might choose to raise similar objections to the marketing without NDA or ANDA approval of another category or categories of drug products represented in our product lines. In the event such objections are raised, we could be required or could decide to cease distribution of additional products until pre-market approval is obtained. In addition, we may not be able to obtain any particular approval that may be required or such approval may not be obtained on a timely basis.

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

         EMPLOYEES

         As of March 31, 2004, we employed a total of 1,016 employees. We are party to a collective bargaining agreement covering 155 employees that will expire December 31, 2004. We believe that our relations with our employees are good.

         ENVIRONMENT

         We do not expect that compliance with Federal, state or local provisions regulating the discharge of materials into the environment or otherwise relating to the protection of the environment will have a material effect on our capital expenditures, earnings or competitive position.

         AVAILABLE INFORMATION

         We make available, free of charge through our Internet website (http://www.kvpharmaceutical.com), our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K and amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after we electronically file these reports with, or furnish them to, the Securities and Exchange Commission, or SEC. Also, copies of our Corporate Governance Guidelines, Audit Committee Charter, Compensation Committee Charter, Nominating and Corporate Governance Committee Charter, Code of Ethics for Senior Executives and Standard of Business Ethics are available on our Internet website, and available in print to any stockholder who requests it.

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

                        RISKS RELATED TO OUR BUSINESS

         OUR FUTURE GROWTH IS LARGELY DEPENDENT UPON OUR ABILITY TO DEVELOP NEW PRODUCTS.

         We need to continue to develop and commercialize new brand name products and generic products utilizing our proprietary drug delivery systems to maintain the growth of Ther-Rx, ETHEX and Particle Dynamics. To do this we will need to identify, develop and commercialize technologically enhanced branded products and identify, develop and commercialize drugs that are off-patent and that can be produced and sold by us as generic products using our drug delivery technologies. If we are unable to identify, develop and commercialize new products, we may need to obtain licenses to additional rights to branded or generic products, assuming they would be available for licensing, which could decrease our profitability. We cannot assure you that we will be successful in pursuing this strategy.

         IF WE ARE UNABLE TO COMMERCIALIZE PRODUCTS UNDER DEVELOPMENT, OUR FUTURE OPERATING RESULTS MAY SUFFER.

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

         WE DEPEND ON OUR PATENTS AND OTHER PROPRIETARY RIGHTS AND CANNOT BE CERTAIN OF THEIR CONFIDENTIALITY AND PROTECTION.

         Our success depends, in large part, on our ability to protect our current and future technologies and products, to defend our intellectual property rights and to avoid infringing on the proprietary rights of others. We have been issued numerous patents in the United States and in certain foreign countries, which cover certain of our technologies, and have filed, and expect to continue to file, patent applications seeking to protect newly developed technologies and products. The pharmaceutical field is crowded and a substantial number of patents have been issued. In addition, the patent position of pharmaceutical companies can be highly uncertain and frequently involves complex legal and factual questions. As a result, the breadth of claims allowed in patents relating to pharmaceutical applications or their validity and enforceability cannot be predicted. Patents are examined for patentability at patent offices against bodies of prior art which by their nature may be incomplete and imperfectly categorized. Therefore, even presuming that the examiner has been able to identify and cite the best prior art available to him during the examination process, any patent issued to us could later be found by a court or a patent office during post issuance proceedings to be invalid in view of newly-discovered prior art or already considered prior art or other legal reasons. Furthermore, there are categories of "secret" prior art unavailable to any examiner, such as the prior inventive activities of others, which could form the basis for invalidating any patent. In addition, there are other reasons why a patent may be found to be invalid, such as an offer for sale or public use of the patented invention in the United States more than one year before the filing date of the patent application. Moreover, a patent may be deemed unenforceable if, for example, the inventor or the inventor's agents failed to disclose prior art to the PTO that they knew was material to patentability.

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

         THIRD PARTIES MAY CLAIM THAT WE INFRINGE ON THEIR PROPRIETARY RIGHTS, OR SEEK TO CIRCUMVENT OURS.

         We may be required to defend against charges of infringement of patents, trademarks or other proprietary rights of third parties. This defense could require us to incur substantial expense and to divert significant effort of our technical and management personnel, and could result in our loss of rights to develop or make certain products or require us to pay monetary damages or royalties to license proprietary rights from third parties. If a dispute is settled through licensing or similar arrangements, costs associated with such arrangements may be substantial and could include ongoing royalties. Furthermore, we cannot be certain that the necessary licenses would be available to us on acceptable terms, if at all. Accordingly, an adverse determination in a judicial or administrative proceeding or failure to obtain necessary licenses could prevent us from manufacturing, using, selling and/or importing in to the United States certain of our products. Litigation also may be necessary to enforce our patents against others or to protect our know-how or trade secrets. That litigation could result in substantial expense or put our proprietary rights at risk of loss, and we cannot assure you that any litigation will be resolved in our favor. There currently are two patent infringement lawsuits pending against us. Although we do not believe they will have a material adverse effect on our future financial condition or results of operations, we cannot assure you of that.

         WE MAY BE UNABLE TO MANAGE OUR GROWTH.

         Over the past nine years, our businesses and product offerings have grown substantially. This growth and expansion has placed, and is expected to continue to place, a significant strain on our management, operational and financial resources. To manage our growth, we must continue to (1) expand our operational, customer support and financial control systems and (2) hire, train and retain qualified personnel. We cannot assure you that we will be able to adequately manage our growth. If we are unable to manage our growth effectively, our business, results of operations and financial condition could be materially adversely affected.

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

         WE MAY BE ADVERSELY AFFECTED BY THE CONTINUING CONSOLIDATION OF OUR DISTRIBUTION NETWORK AND THE CONCENTRATION OF OUR CUSTOMER BASE.

         Our principal customers are wholesale drug distributors, major retail drug store chains, independent pharmacies and mail order firms. These customers comprise a significant part of the distribution network for pharmaceutical products in the United States. This distribution network is continuing to undergo significant consolidation marked by mergers and acquisitions among wholesale distributors and the growth of large retail drug store chains. As a result, a small number of large wholesale distributors control a significant share of the market, and the number of independent drug stores and small drug store chains has decreased. We expect that consolidation of drug wholesalers and retailers will increase pricing and other competitive pressures on drug manufacturers. For the fiscal year ended March 31, 2004, our three largest customers accounted for 25%, 16% and 13% of our gross sales. The loss of any of these customers could materially and adversely affect our results of operations or financial condition.

         THE REGULATORY STATUS OF CERTAIN OF OUR GENERIC PRODUCTS MAY MAKE THEM SUBJECT TO INCREASED COMPETITION.

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

         CHANGES TO FDA REGULATIONS AND GUIDELINES, AS WELL AS COURT DECISIONS AND POSSIBLE ENACTMENT OF FURTHER CHANGES IN THE UNDERLYING STATUTORY PROVISIONS MAY IMPAIR OUR ABILITY TO QUALIFY FOR OR UTILIZE FULLY THE 180-DAY GENERIC MARKETING EXCLUSIVITY PERIOD FOR PATENT CHALLENGES, SUBSTANTIALLY DIMINISHING THE VALUE OF A FAVORABLE RULING AND THE INCENTIVES FOR CHALLENGING LISTED PATENTS. IN CASES SUCH AS THESE WHERE SUIT IS FILED BY THE MANUFACTURER OF THE BRANDED PRODUCT, FINAL FDA APPROVAL OF AN ANDA GENERALLY REQUIRES A FAVORABLE DISPOSITION OF THE SUIT, EITHER BY JUDGMENT THAT THE PATENTS AT ISSUE ARE INVALID AND/OR NOT INFRINGED OR BY SETTLEMENT. THERE CAN BE NO ASSURANCE THAT WE WILL ULTIMATELY PREVAIL IN THESE LITIGATIONS, THAT IT WILL RECEIVE FINAL FDA APPROVAL OF ITS ANDAS, OR THAT ANY EXPECTATION OF A PERIOD OF GENERIC EXCLUSIVITY FOR CERTAIN OF THESE PRODUCTS WILL ACTUALLY BE REALIZED WHEN AND IF RESOLUTION OF THE LITIGATIONS AND RECEIPT OF FINAL APPROVALS FROM THE FDA OCCUR.

         One of the key motivations for challenging patents is the reward of a 180-day period of market exclusivity. Under the Hatch-Waxman Act, the developer of a generic version of a product which is the first to have its ANDA accepted for filing by the FDA, and whose filing includes a certification that the patent is invalid, unenforceable and/or not infringed (a so-called "Paragraph IV certification"), may be eligible to receive a 180-day period of generic market exclusivity. This period of market exclusivity provides the patent challenger with the opportunity to earn a risk-adjusted return on legal and development costs associated with bringing a product to market.

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

         Additionally, legislation has been introduced in Congress that would make similar and/or additional changes in the provisions of the Hatch-Waxman Amendments governing the listing of patents, the requirements for making certifications to patents and the circumstances in which a company may be awarded a 180-day marketing exclusivity period following a successful challenge to a listed patent. The language and scope of possible legislation on these issues is still being vigorously debated and it is impossible to predict whether, when or in what form any statutory changes may be enacted as a result. The range of proposals being debated include proposals that would severely limit or completely eliminate 180-day generic exclusivity.

         Some of these proposals, if enacted, could substantially change the incentives and the manner in which patents on drug products are enforced and challenged. Because our business involves both enforcement of our own patents and challenges to the patents of others, we are not in a position to predict whether any such proposals, if enacted, would ultimately have a positive or negative impact on our business. One or more of our product development or marketing plans could be adversely affected either by additional changes in the language or interpretation of the Hatch-Waxman provisions or by an extended period of uncertainty over whether and in what form such changes may be made.

         While it is our practice not to disclose patent challenges, as of March 31, 2004, we have the following patent challenges pending which were publicly reported by the branded companies:

         We filed an ANDA with the FDA seeking permission to market a generic version of Levoxyl(R) (levothyroxine sodium) marketed by King Pharmaceutical. We issued a notice to King on its Paragraph IV certification, which alleges noninfringement of their patent and seek FDA approval to market generic versions of all dosages of Levoxyl(R) before expiration of the patents for the product. King filed suit against us August, 2003 in the District of Delaware. Pursuant to the Hatch-Waxman Act, the filing of the suit against us institutes an automatic stay of FDA approval of our ANDA until the earlier of a judgment, or 30 months from the date of the suit. The trial is currently scheduled to begin in December, 2004.

         We also filed an ANDA with the FDA seeking permission to market a generic version of the 100mg and 200mg strengths of Toprol(R) XL (metoprolol succinate) in extended release capsule form, marketed by AstraZeneca LP. We issued a notice to AstraZeneca on its Paragraph IV certification, which alleges noninfringement of their patents and seek FDA approval to market generic versions of the 100mg and 200mg strengths of Toprol(R) XL before expiration of the patents for the products. AstraZeneca initially filed two suits against us in May and August 2003, which subsequently were combined in the Eastern District of Missouri.

         Pursuant to the Hatch-Waxman Act, the filing date of the suit against us institutes an automatic stay of the FDA approval of the Company's ANDA until the earlier of a judgment, or 30 months from the date of the suit. The trial is currently scheduled to begin in April 2005.

         KV believes approval of its ANDA's with Paragraph IV submissions would represent a significant revenue opportunity for us, and as such intends to continue to vigorously defend its position on each of these filings. Should the Company be successful in these cases, it could have a materially positive effect on the future revenues of the Company.

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

         We believe that the jury award is excessive and is not sufficiently supported by the facts or the law. We are vigorously prosecuting an appeal. We and our counsel believe that there are meritorious arguments to be raised during the appeal process; however, we cannot give any assurance that we will prevail on appeal. As a result of the court's earlier decisions, our results of operations for the quarter ended September 30, 2002 included a provision for potential damages of $16.5 million, which was reflected in accrued liabilities on our consolidated balance sheet as of March 31, 2004. As discussed above, Healthpoint also requested reimbursement for approximately $1.8 million in attorneys' fees in addition to the judgment. In September 2003, the court entered an order specifying the amount of attorneys' fees to be awarded. As a result of this decision, we recorded, during the quarter ended September 30, 2003, an additional provision of $1.8 million, which was reflected in accrued liabilities on our consolidated balance sheet as of March 31, 2004.

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

         OUR POLICIES REGARDING RETURNS, ALLOWANCES AND CHARGEBACKS, AND MARKETING PROGRAMS ADOPTED BY WHOLESALERS, MAY REDUCE OUR REVENUES IN FUTURE FISCAL PERIODS.

         Based on industry practice, generic product manufacturers, including us, have liberal return policies and have been willing to give customers post-sale inventory allowances. Under these arrangements, from time to time, we give our customers credits on our generic products that our customers hold in inventory after we have decreased the market prices of the same generic products. Therefore, if additional competitors enter the marketplace and significantly lower the prices of any of their competing products, we would likely reduce the price of our comparable products. As a result, we would be obligated to provide significant credits to our customers who are then holding inventories of such products, which could reduce sales revenue and gross margin for the period the credit is provided. Like our competitors, we also give credits for chargebacks to wholesale customers that have contracts with us for their sales to hospitals, group purchasing organizations, pharmacies or other retail customers. A chargeback is the difference between the price the wholesale customer pays and the price that the wholesale customer's end-customer pays for a product. Although we establish reserves based on our prior experience and our best estimates of the impact that these policies may have in subsequent periods, we cannot ensure that our reserves are adequate or that actual product returns, allowances and chargebacks will not exceed our estimates.

         INVESTIGATIONS OF THE CALCULATION OF AVERAGE WHOLESALE PRICES MAY ADVERSELY AFFECT OUR BUSINESS.

         Many government and third-party payors, including Medicare, Medicaid, HMOs and MCOs, reimburse doctors and others for the purchase of certain prescription drugs based on a drug's average wholesale price, or AWP. In the past several years, state and federal government agencies have conducted ongoing investigations of manufacturers' reporting practices with respect to AWP, in which they have suggested that reporting of inflated AWP's have led to excessive payments for prescription drugs. Determination of AWP is complex and third party payors may disagree with our calculations.

         On September 25, 2003, the Commonwealth of Massachusetts filed an action styled Commonwealth of Massachusetts v. Mylan Laboratories, Inc. et al, in federal court in Massachusetts against ETHEX and 12 other manufacturers of generic pharmaceutical products. The Complaint alleges, among other things, that the defendants reported inflated pricing information for their drugs to data reporting services, and that Massachusetts relied on this pricing data in setting reimbursement rates under the Medicaid program. The Complaint also alleges that Massachusetts received rebates from the defendants under the Medicaid Drug Rebate Program that were materially less than that to which Massachusetts was entitled. Massachusetts seeks to recover from the defendants the amount that it believes it overpaid and the amount it is owed in rebates, based on claims under Massachusetts and federal law. The case is in its early stages, and fact discovery has not yet begun. ETHEX is vigorously defending the litigation. This action, if successful, could adversely affect us and may have a material adverse effect on our business, results of operations, financial condition and cash flows.

         RISING INSURANCE COSTS COULD NEGATIVELY IMPACT PROFITABILITY.

         The cost of insurance, including workers' compensation, product liability and general liability insurance, has risen significantly in the past year and is expected to continue to increase. In response, we may increase deductibles and/or decrease certain coverages to mitigate these costs. These increases, and our increased risk due to increased deductibles and reduced coverages, could have a negative impact on our results of operations, financial condition and cash flows.

         THE IMPACT OF NEW ACCOUNTING PRINCIPLES COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR RESULTS OF OPERATIONS.

         We account for stock options granted to employees under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. Under this standard, no compensation cost is recorded for stock options granted to employees at fair market value on the date of grant. The Financial Accounting Standards Board has issued an exposure draft of a new accounting standard for stock options that would require the cost of stock options granted to employees to be expensed. This and other new accounting principles adopted in the future may have a material adverse effect on our results of operations.

         INCREASED INDEBTEDNESS MAY IMPACT OUR FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         As a result of our issuance of 2.5% Contingent Convertible Subordinated Notes (the "Notes") in May 2003, our indebtedness increased by $200.0 million. Our level of indebtedness may have several important effects on our future operations, including:

         o we will be required to use a portion of our cash flow from operations for the payment of any principal or interest due on our outstanding indebtedness;

         o our outstanding indebtedness and leverage will increase the impact of negative changes in general economic and industry conditions, as well as competitive pressures; and

         o the level of our outstanding debt and the impact it has on our ability to meet debt covenants associated with our revolving line of credit arrangement may affect our ability to obtain additional financing for working capital, capital expenditures, acquisitions or general corporate purposes.

         General economic conditions, industry cycles and financial, business and other factors affecting our operations, many of which are beyond our control, may affect our future performance. As a result, our business might not continue to generate cash flow at or above current levels. If we cannot generate sufficient cash flow from operations in the future to service our debt, we may, among other things:

         o    seek additional financing in the debt or equity markets;

         o    refinance or restructure all or a portion of our indebtedness;

         o    sell selected assets;

         o    reduce or delay planned capital expenditures; or

         o    reduce or delay planned research and development expenditures.

         These measures might not be sufficient to enable us to service our debt. In addition, any financing, refinancing or sale of assets might not be available on economically favorable terms.

         Holders of the Notes may require us to offer to repurchase their Notes for cash upon the occurrence of a change in control or on May 16, 2008, 2013, 2018, 2023 and 2028. The source of funds for any repurchase required as a result of any such events will be our available cash or cash generated from operating activities or other sources, including borrowings, sales of assets, sales of equity or funds provided by a new controlling entity. The use of available cash to fund the repurchase of the Notes may impair our ability to obtain additional financing in the future.

         WE MAY HAVE FUTURE CAPITAL NEEDS AND FUTURE ISSUANCES OF EQUITY SECURITIES WILL RESULT IN DILUTION.

         We anticipate that funds generated internally, together with funds available under our credit facility, and the proceeds received from our Notes offering completed in May 2003, will be sufficient to implement our business plan for the foreseeable future, subject to additional needs as may arise if acquisition opportunities become available. We also may need additional capital if unexpected events occur or opportunities arise. Additional capital might be raised through the public or private sale of debt or equity securities. If we sell equity securities, holders of our common stock could experience dilution. Furthermore, those securities could have rights, preferences and privileges more favorable than those of the Class A or Class B Common Stock. We cannot assure you that additional funding will be available, or available on terms favorable to us. If the funding is not available, we may not be able to fund our expansion, take advantage of acquisition opportunities or respond to competitive pressures.

                        RISKS RELATED TO OUR INDUSTRY

         LEGISLATIVE PROPOSALS, REIMBURSEMENT POLICIES OF THIRD PARTIES, COST CONTAINMENT MEASURES AND HEALTH CARE REFORM COULD AFFECT THE MARKETING, PRICING AND DEMAND FOR OUR PRODUCTS.


         Various legislative proposals, including proposals relating to prescription drug benefits, could materially impact the pricing and sale of our products. Further, reimbursement policies of third parties may affect the marketing of our products. Our ability to market our products will depend in part on reimbursement levels for the cost of the products and related treatment established by health care providers, including government authorities, private health insurers and other organizations, such as health maintenance organizations (HMOs) and managed care organizations (MCOs). Insurance companies, HMOs, MCOs, Medicaid and Medicare administrators and others are increasingly challenging the pricing of pharmaceutical products and reviewing their reimbursement practices. In addition, the following factors could significantly influence the purchase of pharmaceutical products, which could result in lower prices and a reduced demand for our products:

         o    the trend toward managed health care in the United States;

         o    the growth of organizations such as HMOs and MCOs;

         o legislative proposals to reform health care and government insurance programs; and

         o price controls and non-reimbursement of new and highly priced medicines for which the economic therapeutic rationales are not established.

         These cost containment measures and health care reform proposals could affect our ability to sell our products.

         The reimbursement status of a newly approved pharmaceutical product may be uncertain. Reimbursement policies may not include some of our products. Even if reimbursement policies of third parties grant reimbursement status for a product, we cannot be sure that these reimbursement policies will remain in effect. Limits on reimbursement could reduce the demand for our products. The unavailability or inadequacy of third party reimbursement for our products could reduce or possibly eliminate demand for our products. We are unable to predict whether governmental authorities will enact additional legislation or regulation which will affect third party coverage and reimbursement that reduces demand for our products.

         Our ability to market generic pharmaceutical products successfully depends, in part, on the acceptance of the products by independent third parties, including pharmacies, government formularies and other retailers, as well as patients. We manufacture a number of prescription drugs which are used by patients who have severe health conditions. Although the brand-name products generally have been marketed safely for many years prior to our introduction of a generic/non-branded alternative, there is a possibility that one of these products could produce a side effect which could result in an adverse effect on our ability to achieve acceptance by managed care providers, pharmacies and other retailers, customers and patients. If these independent third parties do not accept our products, it could have a material adverse effect on our financial condition and results of operations.

         EXTENSIVE INDUSTRY REGULATION HAS HAD, AND WILL CONTINUE TO HAVE, A SIGNIFICANT IMPACT ON OUR BUSINESS, ESPECIALLY OUR PRODUCT DEVELOPMENT, MANUFACTURING AND DISTRIBUTION CAPABILITIES.

         All pharmaceutical companies, including us, are subject to extensive, complex, costly and evolving regulation by the federal government, principally the FDA and, to a lesser extent, the DEA and state government agencies. The Federal Food, Drug and Cosmetic Act, the Controlled Substances Act and other federal statutes and regulations govern or influence the testing, manufacturing, packing, labeling, storing, record keeping, safety, approval, advertising, promotion, sale and distribution of our products. Failure to comply with applicable FDA or other regulatory requirements may result in criminal prosecution, civil penalties, injunctions, recall or seizure of products and total or partial suspension of production, as well as other regulatory actions against our products and us.

         We market certain drug products in the United States without FDA approval under certain "grandfather" clauses and statutory and regulatory exceptions to the pre-market approval requirement for "new drugs" under the Federal Food, Drug and Cosmetic Act, or the FDCA. A determination as to whether a particular product does or does not require FDA pre-market review and approval can involve consideration of numerous complex and imprecise factors. If a determination is made by the FDA that any product marketed without approval requires such approval, the FDA may institute enforcement actions, including product seizure, or an action seeking an injunction against further marketing and may or may not allow sufficient time to obtain the necessary approvals before it seeks to curtail further marketing. For example, in October 2002, FDA sent warning letters to us and other manufacturers and distributors of unapproved prescription drug products containing the expectorant guaifenesin as a single entity in a solid oral dosage form. Citing the recent approval of one such product, the FDA warning letters asserted that the marketing of all such products without NDA or ANDA approval should stop. The FDA subsequently agreed to allow continued manufacture through May 2003 and sale through November 2003 of the products, and we have complied with those deadlines. We are not in a position to predict whether or when the FDA might choose to raise similar objections to the marketing without NDA or ANDA approval of another category or categories of drug products represented in our product lines. In the event such objections are raised, we could be required or could decide to cease distribution of additional products until pre-market approval is obtained. In addition, we may not be able to obtain any particular approval that may be required or such approvals may not be obtained on a timely basis.

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

         From time to time, governmental agencies have conducted investigations of other pharmaceutical companies relating to the distribution and sale of drug products to government purchasers or subject to government or third party reimbursement. We believe that we have marketed our products in compliance with applicable laws and regulations. However, standards sought to be applied in the course of governmental investigations can be complex and may not be consistent with standards previously applied to our industry generally or previously understood by us to be applicable to our activities.

         The process for obtaining governmental approval to manufacture and market pharmaceutical products is rigorous, time-consuming and costly, and we cannot predict the extent to which we may be affected by legislative and regulatory developments. We are dependent on receiving FDA and other governmental or third-party approvals prior to manufacturing, marketing and shipping many of our products. Consequently, there is always the chance that we will not obtain FDA or other necessary approvals, or that the rate, timing and cost of such approvals, will adversely affect our product introduction plans or results of operations. In many instances we carry inventories of products in anticipation of launch, and if such products are not subsequently launched, we may be required to write-off the related inventory.

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

         Our branded pharmaceutical business is subject to competition from larger companies with greater financial resources that can support larger sales forces. The ability of a sales force to compete is affected by the number of physician calls it can make, which is directly related to its size, the brand name recognition it has in the marketplace and its advertising and promotional efforts. We are not as well established in our branded product sales initiative as larger pharmaceutical companies and could be adversely affected by competition from companies with a larger, more established sales force and higher advertising and promotional expenditures.

         Our generic pharmaceutical business is also subject to competitive pressures from a number of companies, some of which have greater financial resources and broader product lines. To the extent that we succeed in being first to market with a generic/non-branded version of a significant product, our sales and profitability can be substantially increased in the period following the introduction of such product and prior to additional competitors' introduction of an equivalent product. Competition is generally on price, which can have an adverse effect on profitability as falling prices erode margins. In addition, the continuing consolidation of the customer base (wholesale distributors and retail drug chains) and the impact of managed care organizations will increase competition as suppliers compete for fewer customers. Consolidation of competitors will increase competitive pressures as larger suppliers are able to offer a broader product line. Further, companies continually seek new ways to defeat generic competition, such as filing applications for new patents to cover drugs whose original patent protection is about to expire, developing and marketing other dosage forms including patented controlled-release products or developing and marketing as over-the-counter products those branded products which are about to lose exclusivity and face generic competition.

         In addition to litigation over patent rights, pharmaceutical companies are often the subject of objections by competing manufacturers over the qualities of their branded or generic products and/or their promotional activities. For example, marketers of branded products have challenged the marketing of certain of our non-branded products that do not require FDA approval and are not rated for therapeutic equivalence. Currently, ETHEX is a defendant in ongoing litigation with Healthpoint, regarding allegations of unfair competition and misleading marketing. A jury ruled in favor of Healthpoint and the trial court refused to set it aside. As a result, we made an appropriate provision for liability in our financial statements. We are vigorously prosecuting an appeal of the trial court's decision. Competitors' objections also may be pursued in complaints before governmental agencies or courts.

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

                      RISKS RELATED TO OUR COMMON STOCK

         MANAGEMENT STOCKHOLDERS CONTROL OUR COMPANY.

         At March 31, 2004, our directors and executive officers beneficially own approximately 15% of our Class A Common Stock and approximately 50% of our Class B Common Stock. As a result, these persons control approximately 47% of the combined voting power represented by our outstanding securities. These persons will retain effective voting control of our company and are expected to continue to have the ability to effectively determine the outcome of any matter being voted on by our stockholders, including the election of directors and any merger, sale of assets or other change in control of our company.

         THE MARKET PRICE OF OUR STOCK HAS BEEN AND MAY CONTINUE TO BE
         VOLATILE.

         The market prices of securities of companies engaged in pharmaceutical development and marketing activities historically have been highly volatile. In addition, any or all of the following may have a significant impact on the market price of our common stock: announcements by us or our competitors of technological innovations or new commercial products; delays in the development or approval of products; developments or disputes concerning patent or other proprietary rights; publicity regarding actual or potential medical results relating to products marketed by us or products under development; regulatory developments in both the United States and foreign countries; publicity regarding actual or potential acquisitions; public concern as to the safety of drug technologies or products; financial results which are different from securities analysts' forecasts; and economic and other external factors, as well as period-to-period fluctuations in our financial results.

         OUR REPORTED EARNINGS PER SHARE MAY BE MORE VOLATILE BECAUSE OF THE CONTINGENT CONVERSION PROVISION OF THE NOTES ISSUED IN MAY 2003.

         Holders of the Notes issued in May 2003 may convert the Notes into our Class A Common Stock during any quarter, if the closing sale price of our Class A Common Stock for at least 20 trading days in the period of 30 consecutive trading days ending on the last trading day of the quarter preceding the quarter in which the conversion occurs is more than $27.61 per share (120% of the conversion price per share of our Class A Common Stock) on that 30th trading day. Until this contingency is met, the shares underlying the Notes are not included in the calculation of basic or fully diluted earnings per share. Should this contingency be met, reported earnings per share would be expected to decrease as a result of the inclusion of the underlying shares in the earnings per share calculation. An increase in volatility in our stock price could cause this condition to be met in one quarter and not in a subsequent quarter, increasing the volatility of reported fully diluted earnings per share.

         FUTURE SALES OF COMMON STOCK COULD ADVERSELY AFFECT THE MARKET PRICE OF OUR CLASS A OR CLASS B COMMON STOCK.

         As of March 31, 2004, an aggregate of 2,415,818 shares of our Class A Common Stock and 360,990 shares of our Class B Common Stock were issuable upon exercise of outstanding stock options under our stock option plans, and an additional 1,279,862 shares of our Class A Common Stock and 1,249,000 shares of Class B Common Stock were reserved for the issuance of additional options and shares under these plans. In addition, as of March 31, 2004, 337,500 shares of our Class A Common Stock were reserved for issuance upon conversion of our outstanding 7% cumulative convertible preferred stock.

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

         OUR CHARTER PROVISIONS AND DELAWARE LAW MAY HAVE ANTI-TAKEOVER EFFECTS.

         Our Amended Certificate of Incorporation authorizes the issuance of common stock in two classes, Class A Common Stock and Class B Common Stock. Each share of Class A Common Stock entitles the holder to one-twentieth of one vote on all matters to be voted upon by stockholders, while each share of Class B Common Stock entitles the holder to one full vote on each matter considered by the stockholders. In addition, our directors have the authority to issue additional shares of preferred stock and to determine the price, rights, preferences, privileges and restrictions of those shares without any further vote or action by the stockholders. The rights of the holders of common stock will be subject to, and may be adversely affected by, the rights of the holders of any preferred stock that may be issued in the future. The existence of two classes of common stock with different voting rights and the ability of our directors to issue additional shares of preferred stock could make it more difficult for a third party to acquire a majority of our voting stock. Other provisions of our Amended Certificate of Incorporation and Bylaws, such as a classified board of directors, also may have the effect of discouraging, delaying or preventing a merger, tender offer or proxy contest, which could have an adverse effect on the market price of our Class A Common Stock.

         In addition, certain provisions of Delaware law applicable to our company could also delay or make more difficult a merger, tender offer or proxy contest involving our company, including Section 203 of the Delaware General Corporation Law, which prohibits a Delaware corporation from engaging in any business combination with any interested stockholder for a period of three years unless certain conditions are met. Our senior management is entitled to certain payments upon a change in control. All of our stock option plans provide for the acceleration of vesting in the event of a change in control of our company.

ITEM 2.  PROPERTIES
         ----------

         Our corporate headquarters is located at 2503 South Hanley Road in St. Louis County, Missouri, and contains approximately 40,000 square feet of floor space. We have a lease on the building for a period of ten years expiring December 31, 2006, with one five-year option to renew and a following three-year renewal option. The building is leased from an affiliated partnership of an officer and director of the Company.

         In addition, we lease or own the facilities shown in the following table. All of these facilities are located in the St. Louis metropolitan area.

                    SQUARE                                             LEASE            RENEWAL
                    FOOTAGE    USAGE                                   EXPIRES          OPTIONS
                    -------------------------------------------------------------------------------
                     31,630    PDI Office/Mfg./Whse.                   11/30/07         5 Years(1)
                     10,000    PDI/KV Lab/Whse.                        11/30/04         None
                     15,000    KV/Ther-Rx Office                       02/28/05         6 Months(3)
                     23,000    KV Office/R&D/Mfg.                      12/31/06         5 Years(1)
                    122,350    KV Office/Whse./Lab                     Owned            N/A
                     90,000    KV Mfg. Oper.                           Owned            N/A
                     87,020    Under renovation(4)                     Owned            N/A
                    275,505    Under renovation(5)                     Owned            N/A
                    260,160    ETHEX/Ther-Rx/PDI Distribution          04/30/12         5 Years(1)
                     40,000    KV Warehouse                            11/30/05         1 Year(2)
                    128,960    ETHEX/PDI Office/Whse.                  05/31/11         5 Years(1)

         ----------------------------------------
         (1) Two five-year options.
         (2) Two one-year options.
         (3) Two six-month options.
         (4) This facility is currently being renovated to provide an additional research lab facility.
         (5) This facility is currently being renovated into office space for ETHEX, Ther-Rx and certain KV administrative functions and production space for additional operations. We financed the purchase of this facility with a term loan secured by the facility. See "Management's Discussion and Analysis of Results of Operations, Liquidity and Capital Resources-Liquidity and Capital Resources."

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

         We believe that the jury award and judgment is excessive and is not sufficiently supported by the facts or the law. We are vigorously prosecuting an appeal. We and our counsel believe that there are meritorious arguments to be raised during the appeal process; however, we cannot give any assurance that we will prevail on appeal. As a result of the court's earlier decisions, our results of operations for the quarter ended September 30, 2002 included a provision for potential damages of $16.5 million, which was reflected in accrued liabilities on our consolidated balance sheet as of March 31, 2004. As discussed above, Healthpoint also requested reimbursement for approximately $1.8 million in attorneys' fees in addition to the judgment. In September 2003, the court entered an order specifying the amount of attorneys' fees to be awarded. As a result of this decision, we recorded, during the quarter ended September 30, 2003, an additional provision of $1.8 million, which was reflected in accrued liabilities on our consolidated balance sheet as of March 31, 2004.

         The Company and ETHEX are named as defendants in a second lawsuit brought by Healthpoint and others styled Healthpoint Ltd. v. ETHEX Corporation, filed in federal court in San Antonio, Texas. In general, the plantiffs allege that ETHEX's comparative promotion of its Ethezyme(TM) 830 to Healthpoint's Accuzyme(R) product resulted in false advertising and misleading statements under various federal and state laws, and constituted unfair competition and misappropriation of trade secrets. The case has been inactive for several years. Discovery has resumed and the case is expected to proceed to trial in August, 2004. The Company believes it has meritorious defenses and will vigorously defend the case; however, it cannot give any assurance that it will prevail.

         The Company and ETHEX are named as defendants in a case brought by CIMA LABS, Inc. and Schwarz Pharma, Inc. and styled CIMA LABS, Inc. et. al. v. KV Pharmaceutical Company et. al. filed in federal court in Minnesota. It is alleged that the Company and ETHEX infringe on a CIMA patent in connection with the manufacture and sale of Hyoscyamine Sulfate Orally Dissolvable Tablets, 0.125 mg. The court has denied the paintiff's motion for a preliminary injunction, which allows ETHEX to continue marketing the product during the pendancy of the subject lawsuit and calls into question CIMA's and Schwarz's ability to prevail in the lawsuit. Discovery is active. The Company believes it has meritorious defenses and will vigorously defend the case; however, it cannot give any assurance that it will prevail.

         The Company and ETHEX are named as defendants in a case brought by Solvay Pharmaceuticals, Inc and styled Solvay Pharmaceuticals, Inc.
         v. ETHEX Corporation, filed in federal court in Minnesota. In general, Solvay alleges that ETHEX's comparative promotion of its Pangestyme CN 10 and Pangestyme CN 20 products to Solvay's Creon 10 and Creon 20 products resulted in false advertising and misleading statements under various federal and state laws, and constituted unfair and deceptive trade practices. Discovery has recently become active. The Company believes it has meritorious defenses and will vigorously defend the case; however, it cannot give any assurance that it will prevail.

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

         On September 25, 2003, the Commonwealth of Massachusetts filed an action styled Commonwealth of Massachusetts v. Mylan Laboratories, Inc. et al in federal court in Massachusetts, against ETHEX and 12 other manufacturers of generic pharmaceutical products. The Complaint alleges, among other things, that the defendants reported inflated pricing information for their drugs to data reporting services, and that Massachusetts relied on this pricing data in setting reimbursement rates under the Medicaid program. The Complaint also alleges that Massachusetts received rebates from the defendants under the Medicaid Drug Rebate Program that were materially less than that to which Massachusetts was entitled. Massachusetts seeks to recover from the defendants the amount that it believes it overpaid and the amount it is owed in rebates, based on claims under Massachusetts and federal law. The case is in its early stages, and fact discovery has not yet begun. ETHEX is vigorously defending the litigation.

         The Company is involved in various other legal proceedings in the ordinary course of its business. These legal proceedings include various patent infringement actions brought by potential competitors with respect to products we propose to market and for which we have filed Abbreviated New Drug Applications and provided notice of certification required under the provisions of the Hatch-Waxman Act (see "Risks Related to Our Business").

         While it is not feasible to predict the ultimate outcome of such other proceedings, we believe that the ultimate outcome of such other proceedings will not have a material adverse effect on our results of operations or financial position.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         ---------------------------------------------------

         No matters were submitted to a vote of security holders during the fourth quarter of the Company's fiscal year ended March 31, 2004.

ITEM 4(a). EXECUTIVE OFFICERS OF THE REGISTRANT
           ------------------------------------

         The following is a list of current executive officers of our Company, their ages, their positions with our Company and their principal occupations for at least the past five years.

NAME                   AGE      POSITION HELD AND PAST EXPERIENCE
---------------------------------------------------------------------------------
Victor M. Hermelin(1)   90      Chairman of the Board of the Company since 1972;
                                Treasurer of the Company from 1971 to 2000;
                                Director and Vice President of Particle Dynamics,
                                Inc since 1974.

Marc S. Hermelin        62      Vice Chairman of the Board of the Company since
                                1974; Chief Executive Officer from 1975 to
                                February 1994 and since December 1994; Director
                                and Vice President of Particle Dynamics, Inc.
                                since 1974.

Alan G. Johnson         69      Director, Senior Vice President-Strategic
                                Planning and Corporate Growth since September 27,
                                1999 and Secretary of the Company; Chairman of
                                Johnson Research & Capital, Inc., an investment
                                banking and institutional research firm from
                                January to September 1999; Member of the law firm
                                Gallop, Johnson & Neuman, L.C. 1976 to 1998;
                                Director of Siboney Corporation.

Gerald R. Mitchell      65      Vice President, Treasurer and Chief Financial
                                Officer since 1981.

     The term of office for each executive officer of the Company expires at the next annual meeting of the Board of Directors or at such time as his successor has been elected and qualified.

-------------------------------
(1) Victor M. Hermelin is the father of Marc S. Hermelin.

                                   PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS

    a)   PRINCIPAL MARKET
         ----------------

         Our Class A Common Stock and Class B Common Stock are traded on the New York Stock Exchange under the symbols KV.a and KV.b, respectively.

    b)   APPROXIMATE NUMBER OF HOLDERS OF COMMON STOCK
         ---------------------------------------------

         The number of holders of record of Class A and Class B Common Stock as of June 9, 2004 was 774 and 410, respectively (not separately counting shareholders whose shares are held in "nominee" or "street" names, which are estimated to represent approximately 5,000 of Class A and of Class B additional shareholders combined).

    c)   STOCK PRICE AND DIVIDEND INFORMATION
         ------------------------------------

         The high and low closing sales prices of our Class A and Class B Common Stock during each quarter of fiscal 2004 and 2003, as reported on the New York Stock Exchange and considering the 3 for 2 stock split declared on September 8, 2003 were as follows:

                                                           CLASS A COMMON STOCK
                                                           --------------------

                                            FISCAL 2004                            FISCAL 2003
                                            -----------                            -----------
         QUARTER                      HIGH               LOW                 HIGH                LOW
         -------                      ----------------------                 -----------------------

         First...................... $20.29            $12.61               $21.30             $16.75
         Second.....................  23.49             17.91                16.00              11.19
         Third......................  27.67             22.22                15.77              10.00
         Fourth.....................  27.51             22.10                16.00              10.95

                                                           CLASS B COMMON STOCK
                                                           --------------------

                                            FISCAL 2004                            FISCAL 2003
                                            -----------                            -----------
         QUARTER                      HIGH               LOW                 HIGH                LOW
         -------                      ----------------------                 -----------------------

         First...................... $20.39            $12.63               $22.00             $17.50
         Second.....................  23.53             18.09                16.17              11.20
         Third......................  27.77             22.31                15.93              10.21
         Fourth.....................  29.40             22.60                16.26              11.19

         Since 1980, we have not declared or paid any cash dividends on our common stock and we do not plan to do so in the foreseeable future. No dividends may be paid on Class A Common Stock or Class B Common Stock unless all dividends on the Cumulative Convertible Preferred Stock have been declared and paid. Dividends must be paid on Class A Common Stock when, and if, we declare and distribute dividends on the Class B Common Stock. Dividends of $70,000 were paid in fiscal 2004 and 2003 on 40,000 shares of Cumulative Convertible Preferred Stock. There were no undeclared and unaccrued cumulative preferred dividends at March 31, 2004.

         The $366,000, or $9.14 per share, of undeclared and unaccrued cumulative preferred dividends at March 31, 2003 were paid on May 12, 2003. Also, under the terms of our credit agreement, we may not pay cash dividends in excess of 25% of the prior year's consolidated net income. For the foreseeable future, we plan to use cash generated from operations for general corporate purposes, including funding potential acquisitions, research and development and working capital. Our board of directors reviews our dividend policy periodically. Any payment of dividends in the future will depend upon our earnings, capital requirements, financial condition and other factors considered relevant by our board of directors.

ITEM 6.  SELECTED FINANCIAL DATA
         -----------------------
         (in thousands, except per share data)

                                                                       MARCH 31,
                                          --------------------------------------------------------------------
                                            2004          2003           2002           2001            2000
                                            ----          ----           ----           ----            ----
BALANCE SHEET DATA:

Total assets                              $528,438       $352,668       $195,192        $151,417      $140,385
Long-term debt                             210,741         10,106          4,387           5,080        16,779
Shareholders' equity                       257,749        260,616        158,792         125,942        97,799


INCOME STATEMENT DATA:

                                                                 YEARS ENDED MARCH 31,
                                          --------------------------------------------------------------------
                                            2004          2003           2002           2001            2000
                                            ----          ----           ----           ----            ----

Revenues                                  $283,941       $244,996       $204,105        $177,767      $142,734
   % Increase                                15.9%          20.0%          14.8%           24.5%         26.5%
Operating income(a)(b)                    $ 73,771       $ 42,929       $ 49,294        $ 37,972      $ 34,192
Net income(a)(b)(c)                         45,848         28,110         31,464          23,625        24,308
Net income
   per common
   share-diluted(d)                       $   0.90       $   0.55       $   0.65        $   0.49      $   0.53
Preferred stock dividends                 $    436       $     70       $     70        $    420      $    420

---------------------------

(a) Operating income in fiscal 2004 included a $3.5 million net payment received by us in accordance with a legal settlement (see Note 11 in the accompanying Notes to Consolidated Financial Statements) and an additional reserve of $1.8 million for attorney's fees associated with a lawsuit (see Note 10 in the accompanying Notes to Consolidated Financial Statements). The impact of these items, net of applicable income taxes, was to increase net income by $1.1 million and diluted earnings per share by $.02 in fiscal 2004.

(b) Operating income in fiscal 2003 included a reserve of $16.5 million for potential damages associated with a lawsuit (see Note 10 in the accompanying Notes to Consolidated Financial Statements). The impact of the litigation reserve, net of applicable income taxes, was to reduce net income by $10.4 million and diluted earnings per share by $.20 in fiscal 2003.

(c) Net income in fiscal 2000 included a gain associated with a $7.0 million arbitration award. The award, net of applicable income taxes and expenses, was $3.9 million.

(d) Previously reported amounts give effect to the three-for-two stock splits effected in the form of a 50% stock dividend that occurred on September 29, 2003 and September 7, 2000.

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

         BACKGROUND

         We are a fully integrated specialty pharmaceutical company that develops, acquires, manufactures, and markets technologically distinguished branded and generic/non-branded prescription pharmaceutical products. We were incorporated in 1971 and have become a leader in the development of advanced drug delivery and formulation technologies that are designed to enhance therapeutic benefits of existing drug forms. Through internal product development and synergistic acquisitions of products, we have grown into a fully integrated specialty pharmaceutical company. We also develop, manufacture and market technologically advanced, value-added raw material products for the pharmaceutical, nutritional, food and personal care industries.

         CRITICAL ACCOUNTING POLICIES AND ESTIMATES

         Our consolidated financial statements are presented on the basis of accounting principles that are generally accepted in the United States. Our significant accounting policies are described in Note 2 in the accompanying notes to consolidated financial statements. Certain of our accounting policies are particularly important to the portrayal of our financial position and results of operations and require the application of significant judgment by our management. As a result, these policies are subject to an inherent degree of uncertainty. In applying these policies, our management makes estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures. We base our estimates and judgments on our historical experience, the terms of existing contracts, our observance of trends in the industry, information that we obtain from our customers and outside sources, and on various other assumptions that we believe to be reasonable and appropriate under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Although we believe that our estimates and assumptions are reasonable, actual results may differ significantly from these estimates. Changes in estimates and assumptions based upon actual results may have a material impact on our results of operations and/or financial condition. Our critical accounting policies are described below.

         REVENUE AND PROVISION FOR SALES RETURNS AND ALLOWANCES. When we sell our products, we reduce the amount of revenue we recognize from such sale by an estimate of future product returns and sales allowances. Sales allowances include cash discounts, rebates, chargebacks, and other similar expected future payments relating to product sold in the current period. Factors that are considered in our estimates of future product returns and sales allowances include historical payment experience in relationship to revenues, estimated customer inventory levels, and current contract prices and terms with both direct and indirect customers. If actual future payments for product returns and sales allowances exceed the estimates we made at the time of sale, our financial position, results of operations and cash flows would be negatively impacted.

         The provision for chargebacks is the most significant and complex estimate used in the recognition of revenue. We establish contract prices for indirect customers who are supplied by our wholesale customers. A chargeback represents the difference between our invoice price to the wholesaler and the indirect customer's contract price, which is lower. We credit the wholesaler for purchases by indirect customers at the lower price. Accordingly, we record these chargebacks at the time we recognize revenue in connection with our sales to wholesalers. Provisions for estimating chargebacks are calculated primarily using historical chargeback experience, actual contract pricing and estimated wholesaler inventory levels. We continually monitor our assumptions giving consideration to estimated wholesaler inventory levels and current pricing trends and make adjustments to these estimates when we believe that the actual chargeback amounts payable in the future will differ from our original estimates.

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

         INTANGIBLE ASSETS AND GOODWILL. Our intangible assets consist of product rights, license agreements and trademarks resulting from product acquisitions and legal fees and similar costs relating to the development of patents and trademarks. Intangible assets that are acquired are stated at cost, less accumulated amortization, and are amortized on a straight-line basis over their estimated useful lives. Upon approval, costs associated with the development of patents and trademarks are amortized on a straight-line basis over estimated useful lives ranging from five to 17 years. We determine amortization periods for intangible assets that are acquired based on our assessment of various factors impacting estimated useful lives and cash flows of the acquired products. Such factors include the product's position in its life cycle, the existence or absence of like products in the market, various other competitive and regulatory issues, and contractual terms. Significant changes to any of these factors may result in a reduction in the intangible asset's useful life and an acceleration of related amortization expense.

         We assess the impairment of intangible assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Some factors we consider important which could trigger an impairment review include the following: (1) significant underperformance relative to expected historical or projected future operating results; (2) significant changes in the manner of our use of the acquired assets or the strategy for our overall business; and (3) significant negative industry or economic trends.

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

         RESULTS OF OPERATIONS

         FISCAL 2004 COMPARED TO FISCAL 2003

         NET REVENUES BY SEGMENT
         -----------------------

                                                                YEARS ENDED MARCH 31,
                                                 ---------------------------------------------------
                                                                                       CHANGE
                                                                                 -------------------
             ($ IN THOUSANDS):                     2004          2003               $           %
                                                 --------      --------          -------     -------

Branded products                                 $ 82,868      $ 43,677          $39,191       89.7%
  as % of net revenues                               29.2%         17.8%
Specialty generics                                181,455       179,724            1,731        1.0%
  as % of net revenues                               63.9%         73.4%
Specialty materials                                16,550        17,395             (845)      (4.9)%
  as % of net revenues                                5.8%          7.1%
Other                                               3,068         4,200           (1,132)     (27.0)%
                                                 ========      ========          =======
   Total net revenues                            $283,941      $244,996          $38,945       15.9%

         The increase in branded product sales was due primarily to continued growth of our women's healthcare family of products and the sales impact of products acquired by us on March 31, 2003. The increase was also impacted by a March 1, 2004 price increase instituted by Ther-Rx on all of its products. In anticipation of the scheduled price increase, customers made larger than normal purchases, which the Company limits to a 30-day supply and is consistent with prior price increase policies. This forward purchasing approximated $7.4 million during the fourth quarter. Sales from the women's healthcare product group increased $17.9 million, or 53.6%, in fiscal 2004. Included in the women's healthcare family of products is the PreCare(R) product line which contributed $11.8 million of incremental sales in fiscal 2004. This increase was attributable to increased sales volume associated with higher market shares for PrimaCare(R), our prescription prenatal/postnatal multivitamin and mineral supplement with essential fatty acids, and the PreCare(R) prenatal vitamin. The PreCare(R) family of products continues to be the leading branded line of prescription prenatal nutritional supplements in the United States as market share for the product line grew to 37.6% at the end of fiscal 2004 compared to 31.0% at the end of fiscal 2003. Sales of Gynazole-1(R), our vaginal antifungal cream product, increased $6.1 million, or 48.8%, during fiscal 2004 as our share of the prescription vaginal antifungal cream market increased to 26.9% at the end of fiscal 2004, from 18.1% at the end of the prior year. The increase in sales from our women's healthcare family of products was supplemented by $22.6 million of sales during fiscal 2004 from our two hematinic product lines, Chromagen(R) and Niferex(R), and the StrongStart(R) prenatal vitamin product line that we acquired at the end of fiscal 2003. Since we introduced technology-improved versions of the hematinic products in the second quarter of fiscal 2004, these products have generated a 69% growth rate in new prescription volume. The increase in branded product sales for fiscal 2004 was partially offset by a $1.2 million decline in sales of the Micro-K(R) product line.

         The minimal growth in specialty generic sales resulted from $8.8 million of incremental sales volume from new product introductions, primarily in the cough/cold, cardiovascular and prenatal vitamin product lines, offset by a $7.3 million decline in sales volume from existing products primarily in our cough/cold product line. During fiscal 2004, we introduced 16 new products, including the February 2004 ANDA approval for four strengths of Benazepril Hydrochloride tablets (generic equivalent to Lotensin(R)). The decline in sales of existing cough/cold products was due primarily to an FDA order which required us and all manufacturers of unapproved single-ingredient, extended-release guaifenesin products to discontinue distribution of these products after November 2003. The FDA ruling affected five of our guaifenesin products that were first introduced when ANDA approval was not required. Also, we experienced slower than anticipated ANDA approvals by the FDA on a number of brand equivalent products that we expected to introduce in fiscal 2004. We anticipate these approvals will occur in fiscal 2005 and, as a result, we expect specialty generic sales growth to return to higher levels in fiscal 2005. The first of these approvals was received in May 2004 for two strengths of Morphine Sulphate extended release tablets which are the generic equivalent to MS Contin(R).

         The decrease in specialty material product sales was primarily due to a slowdown in a major customer's business in the vitamin supplement market.

         The decrease in other revenue resulted from a smaller contract manufacturing customer base due to continued de-emphasis of this lower margin operation in our business strategy.

         GROSS PROFIT BY SEGMENT
         -----------------------

                                                                YEARS ENDED MARCH 31,
                                                 ---------------------------------------------------
                                                                                       CHANGE
                                                                                 -------------------
             ($ IN THOUSANDS):                     2004          2003               $           %
                                                 --------      --------          -------     -------

Branded products                                 $ 72,008      $ 38,460          $33,548        87.2%
 as % of net revenues                                86.9%         88.1%
Specialty generics                                110,180       106,854            3,326         3.1%
 as % of net revenues                                60.7%         59.5%
Specialty materials                                 4,789         5,720             (931)      (16.3)%
 as % of net revenues                                28.9%         32.9%
Other                                              (1,463)         (565)            (898)     (158.9)%
                                                 ========      ========          =======
   Total gross profit                            $185,514      $150,469          $35,045        23.3%
    as % of total net revenues                       65.3%         61.4%

         The increase in consolidated gross profit was primarily attributable to the sales growth experienced by the branded products and specialty generics segments, offset in part by a sales decline in the specialty materials segment. The increased gross profit percentage on a consolidated basis reflected a favorable shift in the mix of product sales toward higher margin branded products, which comprised a larger percentage of net revenues. The gross profit percentage decrease experienced by the branded products segment was due to the acquired hematinic products, which have a slightly lower gross margin than other products in the branded line. While the gross profit percentage in specialty generics increased for the fiscal year, the segment experienced a decline in gross profit as a percent of net revenues during the fourth quarter due to more competitive pricing and higher costs associated with a new product launch. Gross profit as a percent of net revenues also declined in the specialty raw materials segment during the fourth quarter as a result of unfavorable cost variances associated with lower production volume.

         RESEARCH AND DEVELOPMENT
         ------------------------

                                                                YEARS ENDED MARCH 31,
                                                 ---------------------------------------------------
                                                                                       CHANGE
                                                                                 -------------------
             ($ IN THOUSANDS):                     2004          2003               $           %
                                                 --------      --------          -------     -------

Research and development                        $20,651        $19,135           $1,516        7.9%
 as % of net revenues                               7.3%           7.8%

         The increase in research and development expense resulted from higher costs associated with the continued expansion of clinical testing for our product development efforts and increased personnel expenses related to the growth of our research and development staff. The increase in research and development expense was below management's expectation of greater spending due to rescheduling the timing of certain clinical studies. In fiscal 2005, we expect research and development costs to increase by approximately 20-30% over fiscal 2004 levels.

         SELLING AND ADMINISTRATIVE
         --------------------------

                                                                YEARS ENDED MARCH 31,
                                                 ---------------------------------------------------
                                                                                       CHANGE
                                                                                 -------------------
             ($ IN THOUSANDS):                     2004          2003               $           %
                                                 --------      --------          -------     -------

Selling and administrative                       $88,333       $69,584           $18,749       26.9%
   as % of net revenues                             31.1%         28.4%

         The increase in selling and administrative expense was primarily due to greater personnel expenses resulting from an increase in management personnel ($1.7 million) and expansion of the branded sales force ($4.9 million), an increase in rent, depreciation and utilities associated with recently added facilities ($2.5 million), and an increase in branded marketing expense ($3.7 million) commensurate with the growth of the segment and to support the launch and on-going promotion of technology-improved versions of the Chromagen(R) and Niferex(R) products we acquired at the end of fiscal 2003. We also experienced a $4.3 million increase in legal expense due to an increase in litigation activity coupled with the appeal of the Healthpoint litigation (see Note 10 in the accompanying Notes to Consolidated Financial Statements), Paragraph IV litigation and other matters.

         We anticipate that selling and administrative expenses could increase as much as 30% to 40% for fiscal 2005 reflecting a full year of our most recent sales force expansion to more than 200 sales representatives, continued expected increases in litigation expenses associated with ANDA patent challenges, and the expected approval and launch of a new women's healthcare branded product planned for the second half of fiscal 2005. To the extent the approval of this product by the FDA is delayed, anticipated expense spending levels would be diminished.

         AMORTIZATION OF INTANGIBLE ASSETS
         ---------------------------------

                                                                YEARS ENDED MARCH 31,
                                                 ---------------------------------------------------
                                                                                       CHANGE
                                                                                 -------------------
             ($ IN THOUSANDS):                     2004          2003               $           %
                                                 --------      --------          -------     -------

Amortization of intangible assets                 $4,459        $2,321            $2,138       92.1%
 as % of net revenues                                1.6%          0.9%

         The increase in amortization of intangible assets was due primarily to the amortization of trademarks acquired in the two product acquisitions completed on March 31, 2003.

         LITIGATION
         ----------

                                                                YEARS ENDED MARCH 31,
                                                 ---------------------------------------------------
                                                                                       CHANGE
                                                                                --------------------
             ($ IN THOUSANDS):                     2004          2003               $           %
                                                 --------      --------         --------     -------

Litigation                                       $(1,700)      $16,500          $(18,200)   (110.3)%

         In September 2002, we recorded a litigation reserve of $16.5 million for potential damages associated with the adverse decision made by a federal court in Texas to uphold a jury verdict in a lawsuit against ETHEX. During fiscal 2004, we recorded an additional litigation reserve of $1.8 million related to this matter for attorney's fees awarded to the plaintiffs by the court (see Note 10 in the accompanying Notes to Consolidated Financial Statements). The impact of this reserve was more than offset by a $3.5 million net payment, received by us during fiscal 2004, for a settlement with a branded company of our claim that the branded company interfered with our right to a timely introduction of a generic product in a previous fiscal year.

         OPERATING INCOME
         ----------------

                                                                YEARS ENDED MARCH 31,
                                                 ---------------------------------------------------
                                                                                       CHANGE
                                                                                 -------------------
             ($ IN THOUSANDS):                     2004          2003               $           %
                                                 --------      --------          -------     -------

Operating income                                  $73,771       $42,929          $30,842       71.8%

         The increase in operating income resulted primarily from a $35.0 million, or 23.3%, increase in gross profit in fiscal 2004, offset in part by a $4.2 million increase in fiscal 2004 operating expenses. The $18.7 million increase in our fiscal 2004 selling and administrative expenses was primarily offset by the impact on fiscal 2003 operating expenses of a $16.5 million litigation reserve established by us for potential damages associated with a lawsuit that is currently under appeal.

         INTEREST EXPENSE
         ----------------

                                                                YEARS ENDED MARCH 31,
                                                 ----------------------------------------------------
                                                                                       CHANGE
                                                                                 --------------------
             ($ IN THOUSANDS):                     2004          2003               $           %
                                                 --------      --------          -------     --------

Interest expense                                  $5,865         $325             $5,540     1,704.6%

         The increase in interest expense resulted primarily from the interest expense accrued on the $200.0 million of Convertible Subordinated Notes issued May 16, 2003.

         INTEREST AND OTHER INCOME
         -------------------------

                                                                YEARS ENDED MARCH 31,
                                                 ---------------------------------------------------
                                                                                       CHANGE
                                                                                 -------------------
             ($ IN THOUSANDS):                     2004          2003               $           %
                                                 --------      --------          -------     -------

Interest and other income                         $2,092         $977             $1,115      114.1%

         The increase in interest and other income was due to the investment of $144.2 million of net proceeds from the May 2003 Convertible Subordinated Notes offering in short-term, highly liquid investments combined with the impact of an $82.3 million increase in short-term investments during fiscal 2003 from the proceeds of a secondary offering during that year.

         PROVISION FOR INCOME TAXES
         --------------------------

                                                                YEARS ENDED MARCH 31,
                                                 ---------------------------------------------------
                                                                                       CHANGE
                                                                                 -------------------
             ($ IN THOUSANDS):                     2004          2003               $           %
                                                 --------      --------          -------     -------

Provision for income taxes                        $24,150       $15,471           $8,679      56.1%
   effective tax rate                                34.5%         35.5%

         The increase in the provision for income taxes resulted from a corresponding increase in income before taxes. The decline in the effective tax rate primarily resulted from the implementation of various tax planning initiatives, as well as the generation of income tax credits at both the Federal and state levels.

         NET INCOME
         ----------

                                                                YEARS ENDED MARCH 31,
                                                 ---------------------------------------------------
                                                                                       CHANGE
                                                                                 -------------------
             ($ IN THOUSANDS):                     2004          2003               $           %
                                                 --------      --------          --------    -------

Net income                                        $45,848       $28,110           $17,738     63.1%
    Diluted earnings per share                       0.90          0.55              0.35     63.6%

         The increase in net income resulted primarily from a $38.9 million, or $15.9%, increase in our fiscal 2004 net revenues coupled with the impact on fiscal 2003 net income of a $16.5 million litigation reserve established by us for potential damages associated with a lawsuit that is currently under appeal.

         FISCAL 2003 COMPARED TO FISCAL 2002

         NET REVENUES BY SEGMENT
         -----------------------

                                                                YEARS ENDED MARCH 31,
                                                 ---------------------------------------------------
                                                                                       CHANGE
                                                                                 -------------------
             ($ IN THOUSANDS):                     2003          2002               $           %
                                                 --------      --------          -------     -------

Branded products                                 $ 43,677      $ 40,424          $ 3,253       8.0%
 as % of net revenues                                17.8%         19.8%
Specialty generics                                179,724       141,007           38,717      27.5%
 as % of net revenues                                73.4%         69.1%
Specialty materials                                17,395        19,557           (2,162)    (11.1)%
 as % of net revenues                                 7.1%          9.6%
Other                                               4,200         3,117            1,083      34.7%
                                                 ========      ========          =======
   Total net revenues                            $244,996      $204,105          $40,891      20.0%

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

         The increase in sales for specialty generics resulted primarily from higher sales volume in the cardiovascular, pain management and cough/cold product lines, coupled with continued expansion of our other product lines, including gastrointestinal and anti-anxiety. Increased sales from these product lines were partially offset by a reduction in sales in our prenatal vitamin product line. The cardiovascular product line, which comprised 45.9% of specialty generic sales in fiscal 2003, contributed $11.2 million of increased sales from existing products and $5.3 million of incremental sales volume from the April 2002 ANDA approval and subsequent launch of Potassium Chloride 20 mg. tablets (generic equivalent to K-Dur(R)). Sales volume for the pain management product line increased $11.6 million due to market share gains coupled with the impact of a full year of sales of two products introduced in the prior year. The remaining $12.9 million of increased sales volume resulted primarily from new product introductions in the cough/cold, gastrointestinal and anti-anxiety product lines coupled with a full year of sales on products introduced in the prior year. We introduced 16 and 14 new specialty generic/non-branded products in fiscal 2003 and 2002, respectively. The $0.9 million decline in sales volume for the prenatal product line was primarily attributable to a reduction in the corresponding brand equivalent market. This market decline was due, in part, to the introduction of Primacare(R) by our branded products segment in the fourth quarter of fiscal 2002. The increased sales volume experienced by specialty generics during fiscal 2003 was partially offset by $1.4 million of product price erosion that resulted primarily from normal and expected pricing pressures in the pain management and cough/cold product lines.

         The decrease in specialty material product sales was primarily due to an unexpected softness in the nutritional supplement market for which the specialty materials segment is a supplier.

         GROSS PROFIT BY SEGMENT
         -----------------------

                                                                YEARS ENDED MARCH 31,
                                                 ---------------------------------------------------
                                                                                        CHANGE
                                                                                 -------------------
             ($ IN THOUSANDS):                     2003          2002               $           %
                                                 --------      --------          -------     -------

Branded products                                 $ 38,460      $ 34,643          $  3,817       11.0%
 as % of net revenues                                88.1%         85.7%
Specialty generics                                106,854        80,733            26,121       32.4%
 as % of net revenues                                59.5%         57.3%
Specialty materials                                 5,720         6,931            (1,211)     (17.5)%
 as % of net revenues                                32.9%         35.4%
Other                                                (565)        1,395            (1,960)    (140.5)%
                                                 ========      ========          ========
   Total gross profit                            $150,469      $123,702          $ 26,767       21.6%
    as % of total net revenues                       61.4%         60.6%

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

         RESEARCH AND DEVELOPMENT
         ------------------------

                                                                YEARS ENDED MARCH 31,
                                                 ---------------------------------------------------
                                                                                        CHANGE
                                                                                 -------------------
             ($ IN THOUSANDS):                     2003          2002               $           %
                                                 --------      --------          -------     -------

Research and development                         $19,135       $10,712           $8,423       78.6%
 as % of net revenues                                7.8%          5.2%

         The increase in research and development expense was primarily due to higher costs associated with the expansion of clinical testing connected to our internal product development efforts and higher personnel expenses related to the growth of our research and development staff.

         SELLING AND ADMINISTRATIVE
         --------------------------

                                                                YEARS ENDED MARCH 31,
                                                 ---------------------------------------------------
                                                                                        CHANGE
                                                                                 -------------------
             ($ IN THOUSANDS):                     2003          2002               $           %
                                                 --------      --------          -------     -------

Selling and administrative                       $69,584       $61,343           $8,241       13.4%
 as % of net revenues                               28.4%         30.1%

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

         AMORTIZATION OF INTANGIBLE ASSETS
         ---------------------------------

                                                                YEARS ENDED MARCH 31,
                                                 ---------------------------------------------------
                                                                                        CHANGE
                                                                                 -------------------
             ($ IN THOUSANDS):                     2003          2002               $           %
                                                 --------      --------          -------     -------

Amortization of intangible assets                 $2,321        $2,353            $(32)       (1.4)%

         The decrease in amortization of intangible assets was due primarily to the implementation of SFAS No. 142, Goodwill and Other Intangible Assets, which discontinued the amortization of goodwill effective April 1, 2002 (see Note 2 in the accompanying Notes to Consolidated Financial Statements).

         LITIGATION
         ----------

                                                                YEARS ENDED MARCH 31,
                                                 ---------------------------------------------------
                                                                                        CHANGE
                                                                                 -------------------
             ($ IN THOUSANDS):                     2003          2002               $           %
                                                 --------      --------          -------     -------

Litigation                                       $16,500         $  -            $16,500       n/a %

         In September 2002, the Company recorded a litigation reserve of $16.5 million for potential damages associated with the adverse decision made by a federal court in Texas to uphold a previously rendered jury verdict in a lawsuit against ETHEX (see Note 10 in the accompanying Notes to Consolidated Financial Statements).

         OPERATING INCOME
         ----------------

                                                                YEARS ENDED MARCH 31,
                                                 ---------------------------------------------------
                                                                                        CHANGE
                                                                                 -------------------
             ($ IN THOUSANDS):                     2003          2002               $           %
                                                 --------      --------          -------     -------

Operating income                                 $42,929       $49,294           $(6,365)     (12.9)%

         The decrease in operating income resulted from the $16.5 million litigation reserve established by us for potential damages associated with a lawsuit. Excluding the effect of the litigation reserve, operating income for fiscal 2003 would have increased $10.1 million, or 20.6%, to $59.4 million.

         INTEREST AND OTHER INCOME
         -------------------------

                                                                YEARS ENDED MARCH 31,
                                                 ---------------------------------------------------
                                                                                        CHANGE
                                                                                 -------------------
             ($ IN THOUSANDS):                     2003          2002               $           %
                                                 --------      --------          -------     -------

Interest and other income                         $977           $411              $566       137.7%

         The increase in interest and other income was primarily due to the investment of $72.4 million of proceeds from the July 2002 secondary public offering in short-term, highly liquid investments.

         PROVISION FOR INCOME TAXES
         --------------------------

                                                                YEARS ENDED MARCH 31,
                                                 ---------------------------------------------------
                                                                                        CHANGE
                                                                                 -------------------
             ($ IN THOUSANDS):                     2003          2002               $           %
                                                 --------      --------          -------     -------

Provision for income taxes                       $15,471       $17,891           $(2,420)     (13.5)%
   effective tax rate                               35.5%         36.2%


         The decline in the effective tax rate was primarily due to an increase in the usage of research and development tax credits to reduce our tax liability.

         NET INCOME
         ----------

                                                                YEARS ENDED MARCH 31,
                                                 ---------------------------------------------------
                                                                                        CHANGE
                                                                                 -------------------
             ($ IN THOUSANDS):                     2003          2002               $           %
                                                 --------      --------          -------     -------

Net income                                       $28,110       $31,464           $(3,354)     (10.7)%
  diluted earnings per share                        0.55          0.65             (0.10)     (15.4)%

         The decrease in net income resulted from the $16.5 million litigation reserve established by us for potential damages associated with a lawsuit. The impact of the litigation reserve, net of applicable taxes, reduced net income by $10.4 million. The more significant percentage decline in earnings per diluted share for fiscal 2003 resulted from an increase in weighted average shares outstanding due to the issuance of approximately 3.3 million shares of Class A Common Stock in the secondary public offering that was completed in July 2002. Excluding the effect of the litigation reserve, net income for fiscal 2003 would have increased $7.1 million, or 22.5%, to $38.6 million, or $0.75 per diluted share.

         LIQUIDITY AND CAPITAL RESOURCES
         -------------------------------

         Cash and cash equivalents and working capital were $226.9 million and $306.6 million, respectively, at March 31, 2004, compared to $96.3 million and $137.9 million, respectively, at March 31, 2003. Internally generated funds from product sales continued to be the primary source of operating capital used in the funding of our businesses. The net cash flow from operating activities was $34.0 million in fiscal 2004 compared to $43.3 million in fiscal 2003. This decrease resulted primarily from a decline in reserve balances associated with sales returns and allowances, an increase in inventories related to a number of specialty generic products we expect to launch in the first half of fiscal 2005 and increased inventories associated with the hematinic brands that we acquired at the end of fiscal 2003, an increase in prepaid and other assets, and a decrease in current liabilities due primarily to the timing of payments made on accounts payable and accrued income taxes. The decrease in net cash flow from operating activities in fiscal 2004 was partially offset by an increase in net income.

         Net cash flow used in investing activities was $40.1 million for fiscal 2004 compared to $32.1 million for the prior year. Capital expenditures of $21.8 million were primarily for purchasing machinery and equipment to upgrade and expand our pharmaceutical manufacturing and distribution capabilities, and other building renovation projects. We expect our capital expenditures in fiscal 2005 to increase by up to $50.0 million as we ramp up manufacturing/distribution, laboratory capabilities and other facilities needed for planned growth over the next five to seven years. Other investing activities in fiscal 2003 included a $3.0 million payment related to the purchase of certain licensing rights combined with an equity investment in FemmePharma, Inc., a women's healthcare company. In January 2004, we made an additional $4.0 million payment to FemmePharma, Inc. to complete the purchase of certain trademark rights for a product under development and to increase our equity investment in the company. On March 31, 2003, we acquired the product rights and trademarks to the Niferex(R) line of hematinic products for a cash payment made in April 2003 for $14.3 million. Also, on March 31, 2003, we completed the purchase of product rights and trademarks to the Chromagen(R) and StrongStart(R) product lines for a $13.0 million cash payment made on March 31, 2003 and two non-interest bearing $7.0 million promissory notes, one of which was repaid in fiscal 2004 and the other of which is due on March 31, 2005.

         Debt increased to $218.7 million at March 31, 2004 compared to $17.6 million at March 31, 2003. The increase primarily resulted from the issuance in May 2003 of $200.0 million in Convertible Subordinated Notes that are convertible, under certain circumstances, into shares of our Class A Common Stock at an initial conversion price of $23.01 per share. The Convertible Subordinated Notes bear interest at a rate of 2.50% and mature on May 16, 2033. We are also obligated to pay contingent interest at a rate equal to 0.5% per annum during any six-month period from May 16 to November 15 and from November 16 to May 15, with the initial six-month period commencing May 16, 2006, if the average trading price of the Notes per $1,000 principal amount for the five trading day period ending on the third trading day immediately preceding the first day of the applicable six-month period equals $1,200 or more. We may redeem some or all of the Convertible Subordinated Notes at any time on or after May 21, 2006, at a redemption price, payable in cash, of 100% of the principal amount of the Convertible Subordinated Notes, plus accrued and unpaid interest (including contingent interest, if any) to the date of redemption. Holders may require us to repurchase all or a portion of their Convertible Subordinated Notes on May 16, 2008, 2013, 2018, 2023 and 2028, or upon a change in control, as defined in the indenture governing the Convertible Subordinated Notes, at 100% of the principal amount of the Convertible Subordinated Notes, plus accrued and unpaid interest (including contingent interest, if any) to the date of repurchase, payable in cash. The Convertible Subordinated Notes are subordinate to all of our existing and future senior obligations. The net proceeds to us were $194.2 million, after deducting underwriting discounts, commissions and offering expenses. In April 2003, we financed the purchase of an $8.8 million building with a term loan secured by the property under a floating rate loan with a bank. The facility consists of approximately 275,000 square feet of office, production, distribution and warehouse space that we are currently renovating. The remaining principal balance plus any unpaid interest is due in April 2008. We also entered into an interest rate swap agreement with the same bank, which fixed the interest rate of the building mortgage at 5.31% for the term of the loan.

         During May 2003, we used $50.0 million of the net proceeds from the Convertible Subordinated Notes issuance to fund the repurchase of
         2.0 million shares of our Class A Common Stock.

         We currently have a $40.0 million unsecured revolving line of credit with a bank that expires in October 2006. In December 2003, we increased our unsecured supplemental credit line with the same bank from $20.0 million to $25.0 million. The unsecured supplemental credit line of $25.0 million, which is available for financing acquisitions, expires in December 2004. At March 31, 2004, we had $11.6 million in open letters of credit issued under the revolving credit line and no cash borrowings under either credit facility.

         The following table summarizes our contractual obligations (in thousands):

                                                                LESS THAN                               MORE THAN
                                                     TOTAL        1 YEAR      1-3 YEARS    3-5 YEARS     5 YEARS
                                                     -----      ---------     ---------    ---------    ---------
OBLIGATIONS AT MARCH 31, 2004
-----------------------------
Long-term debt obligations                          $218,650     $ 7,909       $3,153       $ 7,588     $200,000
Operating lease obligations                           17,548       3,186        4,899         3,941        5,522
Other long-term obligations                            3,122           -            -             -        3,122
                                                 ----------------------------------------------------------------
 Total contractual cash obligations                 $239,320     $11,095       $8,052       $11,529     $208,644
                                                 ----------------------------------------------------------------


         We believe our cash and cash equivalents balance, cash flows from operations, funds available under our credit facilities, and proceeds received from the Convertible Subordinated Notes issuance will be adequate to fund operating activities for the presently foreseeable future, including an increase in debt obligations, a significant increase in capital expenditures, higher research and development costs, product development activities and expansion of marketing capabilities for the branded pharmaceutical business. In addition, we continue to examine opportunities to expand our business through the acquisition of or investment in companies, technologies, product rights, research and development and other investments that are compatible with existing businesses. We intend to use our available cash to help in funding any acquisitions or investments. As such, cash has been invested in short-term, highly liquid instruments.

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

         INFLATION

         Inflation may apply upward pressure on the cost of goods and services used by us in the future. However, we believe that the net effect of inflation on our operations during the past three years has been minimal. In addition, changes in the mix of products sold and the effect of competition has made a comparison of changes in selling prices less meaningful relative to changes in the overall rate of inflation over the past three fiscal years.

         RECENTLY ISSUED ACCOUNTING STANDARDS

         In January 2003, the FASB issued Interpretation No. (FIN) 46, Consolidation of Variable Interest Entities, an interpretation of ARB No. 51. The primary objectives of FIN 46 are to provide guidance on the identification of entities which a company may control through means other than through voting rights ("variable interest entities") and to determine when and which business enterprise ("primary beneficiary") should consolidate the variable interest entity. FIN 46 requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among the parties involved. Variable interest entities that effectively disperse risks will not be consolidated unless a single party holds an interest or combination of interests that effectively recombines risks that were previously dispersed. In addition, FIN 46 requires that the primary beneficiary, as well as all other enterprises with a significant variable interest in a variable interest entity, make additional disclosures. Certain disclosure requirements of FIN 46 were effective for financial statements issued after January 31, 2003. In December 2003, the FASB revised FIN 46 (FIN 46R) to address certain FIN 46 implementation issues. The revised provisions were applicable no later than the first reporting period ending after March 15, 2004. We adopted FIN 46 and FIN 46R on March 31, 2004 and, based upon the evaluation performed of all interests, have determined we do not have any variable interest entities that require consolidation.

         In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS 150 establishes standards for how entities classify and measure in their statement of financial position certain financial instruments with characteristics of both liabilities and equity. The provisions of SFAS 150 are effective for financial instruments entered into or modified after May 31, 2003, and otherwise at the beginning of the first fiscal interim period beginning after June 15, 2003. The adoption of this statement did not have a material impact on our results of operations or financial position.

         In April 2004, the FASB issued FASB Staff Position No. 129-1 (FSP 129-1), Disclosure Requirements under FASB Statement No. 129, Disclosure of Information about Capital Structure, Relating to Contingently Convertible Securities. This FSP requires the disclosure provisions of Statement 129 to apply to all existing and newly created contingently convertible securities and to their potentially dilutive effects on earnings per share. The adoption of the disclosure provisions of FSP 129-1 did not have a material impact on our financial condition or results of operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
         ----------------------------------------------------------

         Our exposure to market risk is limited to fluctuating interest rates associated with variable rate indebtedness that is subject to interest rate changes.

         Advances to us under our credit facilities bear interest at a rate that varies consistent with increases or decreases in the publicly announced prime rate and/or the LIBOR rate with respect to LIBOR-related loans, if any. A material increase in such rates could significantly increase borrowing expenses. We did not have any cash borrowings under our credit facilities at March 31, 2004.

         In May 2003, we issued $200.0 million of Convertible Subordinated Notes. The interest rate on the Convertible Subordinated Notes is fixed at 2.50% per annum and not subject to market interest rate changes.

         In April 2003, we entered into an $8.8 million term loan secured by a building under a floating rate loan with a bank. We also entered into an interest rate swap agreement with the same bank, which fixed the interest rate of the building mortgage at 5.31% for the term of the loan.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
         -------------------------------------------

           REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Stockholders and Board of Directors
of K-V Pharmaceutical Company


We have audited the accompanying consolidated balance sheets of K-V Pharmaceutical Company and Subsidiaries as of March 31, 2004 and 2003 and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended March 31, 2004. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of K-V Pharmaceutical Company and Subsidiaries at March 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

                                                   /s/ BDO Seidman, LLP


Chicago, Illinois
June 4, 2004

                                   K-V PHARMACEUTICAL COMPANY AND SUBSIDIARIES
                                           CONSOLIDATED BALANCE SHEETS

                                                                                          MARCH 31,
                                                                                    ---------------------
                                                                                      2004         2003
                                                                                    --------     --------
                                                                               (IN THOUSANDS, EXCEPT SHARE DATA)

                                 ASSETS
                                 ------

Current Assets:
Cash and cash equivalents..................................................         $226,911     $ 96,288
Receivables, less allowance for doubtful accounts of $402 and $422
   in 2004 and 2003, respectively..........................................           65,872       57,385
Inventories, net...........................................................           50,697       42,343
Prepaid and other assets...................................................            6,591        2,709
Deferred tax asset.........................................................            8,037       14,791
                                                                                    --------     --------
   Total Current Assets....................................................          358,108      213,516
Property and equipment, less accumulated depreciation......................           75,777       51,903
Intangible assets and goodwill, net........................................           80,809       82,577
Other assets...............................................................           13,744        4,672
                                                                                    --------     --------
   Total Assets............................................................         $528,438     $352,668
                                                                                    ========     ========

                              LIABILITIES
                              -----------

Current Liabilities:
Accounts payable...........................................................         $ 12,650     $ 15,588
Accrued liabilities........................................................           30,917       52,548
Current maturities of long-term debt.......................................            7,909        7,484
                                                                                    --------     --------
   Total Current Liabilities...............................................           51,476       75,620
Long-term debt.............................................................          210,741       10,106
Other long-term liabilities................................................            3,122        2,913
Deferred tax liability.....................................................            5,350        3,413
                                                                                    --------     --------
   Total Liabilities.......................................................          270,689       92,052
                                                                                    --------     --------

COMMITMENTS AND CONTINGENCIES

                         SHAREHOLDERS' EQUITY
                         --------------------

7% cumulative convertible Preferred Stock, $.01 par value;
   $25.00 stated and liquidation value; 840,000 shares authorized;
   issued and outstanding -- 40,000 shares at both 2004 and
   2003 (convertible into Class A shares at a ratio of 8.4375 to one)......               --           --
Class A and Class B Common Stock, $.01 par value;150,000,000 and 75,000,000 shares authorized, respectively; Class A -- issued
   36,080,583 and 23,651,290 at March 31, 2004 and 2003, respectively......              362          236
Class B -- issued 16,148,739 and 10,577,119 at March 31, 2004 and 2003,
   respectively (convertible into Class A shares on a one-for-one basis)...              162          106
Additional paid-in capital.................................................          123,828      120,961
Retained earnings..........................................................          184,580      139,341
Less: Treasury Stock, 3,035,948 shares of Class A and 80,142 shares of Class B Common Stock in 2004 and 32 shares of Class A and
   53,428 shares of Class B Common Stock, in 2003, at cost.................          (51,183)         (28)
                                                                                    --------     --------
Total Shareholders' Equity.................................................          257,749      260,616
                                                                                    --------     --------

Total Liabilities and Shareholders' Equity.................................         $528,438     $352,668
                                                                                    ========     ========
SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 K-V PHARMACEUTICAL COMPANY AND SUBSIDIARIES
                                      CONSOLIDATED STATEMENTS OF INCOME

                                                                             YEAR ENDED MARCH 31,
                                                            --------------------------------------------------
                                                              2004                   2003               2002
                                                            --------               --------           --------
                                                                  (IN THOUSANDS, EXCEPT PER SHARE DATA)

Net revenues................................                $283,941               $244,996           $204,105
Cost of sales...............................                  98,427                 94,527             80,403
                                                            --------               --------           --------
Gross profit................................                 185,514                150,469            123,702
                                                            --------               --------           --------

Operating expenses:
    Research and development................                  20,651                 19,135             10,712
    Selling and administrative..............                  88,333                 69,584             61,343
    Amortization of intangible assets.......                   4,459                  2,321              2,353
    Litigation..............................                  (1,700)                16,500                 --
                                                            --------               --------           --------
Total operating expenses....................                 111,743                107,540             74,408
                                                            --------               --------           --------

Operating income............................                  73,771                 42,929             49,294
                                                            --------               --------           --------

Other expense (income):
    Interest expense........................                   5,865                    325                350
    Interest and other income...............                  (2,092)                  (977)              (411)
                                                            --------               --------           --------
Total other expense (income), net...........                   3,773                   (652)               (61)
                                                            --------               --------           --------

Income before income taxes..................                  69,998                 43,581             49,355
Provision for income taxes..................                  24,150                 15,471             17,891
                                                            --------               --------           --------

Net income..................................                $ 45,848               $ 28,110           $ 31,464
                                                            ========               ========           ========

Net income per common share-basic...........                   $0.93                  $0.56              $0.69
                                                               =====                  =====              =====

Net income per common share-diluted.........                   $0.90                  $0.55              $0.65
                                                               =====                  =====              =====

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                        K-V PHARMACEUTICAL COMPANY AND SUBSIDIARIES
                                      CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                           FOR THE YEARS ENDED MARCH 31, 2004, 2003 AND 2002
                                               ----------------------------------------------------------------------------
                                                          CLASS A  CLASS B  ADDITIONAL                            TOTAL
                                               PREFERRED  COMMON   COMMON    PAID IN    TREASURY   RETAINED   SHAREHOLDERS'
                                                 STOCK     STOCK    STOCK    CAPITAL     STOCK     EARNINGS      EQUITY
                                                 -----     -----    -----    -------     -----     --------      ------
                                                                      (IN THOUSANDS, EXCEPT SHARE DATA)

BALANCE AT MARCH 31, 2001....................     $ 2      $189     $107     $ 45,792   $    (55)  $ 79,907     $125,942
Net income...................................      --        --       --           --         --     31,464       31,464
Dividends paid on preferred stock............      --        --       --           --         --        (70)         (70)
Conversion of 200,000 shares of preferred
 stock to 1,125,000 Class A Shares...........      (2)       11       --           (9)        --         --           --
Sale of 12,825 Class A shares to employee
 profit sharing plan.........................      --        --       --          332          6         --          338
Issuance of 5,061 Class A shares
 under product development agreement.........      --        --       --          125         --         --          125
Conversion of 32,575 Class B shares to
 Class A shares..............................      --        --       --           --         --         --           --
Stock Options exercised - 108,018 shares
 of Class A less 8,847 shares repurchased
 and 80,685 shares of Class B less 170
 shares repurchased..........................      --         1        1          991         --         --          993
                                                ---------------------------------------------------------------------------
BALANCE AT MARCH 31, 2002....................      --       201      108       47,231        (49)   111,301      158,792
Net income...................................      --        --       --           --         --     28,110       28,110
Dividends paid on preferred stock............      --        --       --                      --        (70)         (70)
Conversion of 175,000 Class B shares to
 Class A shares..............................      --         2       (2)          --         --         --           --
Issuance of 3,285,000 Class A shares.........      --        33       --       72,347         --         --       72,380
Sale of 40,461 Class A shares to employee
 profit sharing plan.........................      --        --       --          884         21         --          905
Stock Options exercised - 49,563 shares
 of Class A less 9,502 shares repurchased
 and 40,717 shares of Class B less 112
 shares repurchased..........................      --        --       --          499         --         --          499
                                                ---------------------------------------------------------------------------
BALANCE AT MARCH 31, 2003....................      --       236      106      120,961        (28)   139,341      260,616
Net income...................................      --        --       --           --         --     45,848       45,848
Dividends paid on preferred stock............      --        --       --                      --       (436)        (436)
Conversion of 117,187 Class B shares to
 Class A shares..............................      --         1       (1)          --         --         --           --
Issuance of 27,992 Class A shares
 under product development agreement.........      --        --       --          505         --         --          505
Purchase of common stock for treasury........      --        --       --           --    (51,155)        --      (51,155)
Three-for-two stock dividend.................      --       120       53           --         --       (173)          --
Stock Options exercised - 552,617 shares
 of Class A less 91,538 shares repurchased
 and 413,419 shares of Class B less
 15,625 shares repurchased...................      --         5        4        2,362         --         --        2,371
                                                ---------------------------------------------------------------------------
BALANCE AT MARCH 31, 2004....................     $--      $362     $162     $123,828   $(51,183)  $184,580     $257,749
                                                ===========================================================================

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                      K-V PHARMACEUTICAL COMPANY AND SUBSIDIARIES
                                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                                         YEAR ENDED MARCH 31,
                                                                                ---------------------------------------
                                                                                  2004           2003            2002
                                                                                --------       --------        --------
                                                                                            (IN THOUSANDS)

Operating Activities:
Net income.............................................................         $ 45,848       $ 28,110        $ 31,464
Adjustments to reconcile net income to net cash provided by
 operating activities:
   Depreciation, amortization and other non-cash charges...............           12,663          7,773           6,478
   Deferred income tax (benefit) provision.............................            8,691         (8,091)         (2,376)
   Deferred compensation...............................................              209            196             183
   Litigation..........................................................            1,825         16,500               -
Changes in operating assets and liabilities:
   Increase in receivables, net........................................           (8,487)        (3,167)        (27,959)
   Increase in inventories.............................................           (9,977)        (5,623)         (2,886)
   (Increase) decrease in prepaid and other assets.....................           (6,294)           496             765
   (Decrease) increase in accounts payable and accrued
    liabilities........................................................          (10,471)         7,127          10,228
                                                                                --------       --------        --------
Net cash provided by operating activities..............................           34,007         43,321          15,897
                                                                                --------       --------        --------

Investing Activities:
   Purchase of property and equipment, net.............................          (21,792)       (16,113)         (8,484)
   Purchase of stock and intangible assets.............................           (4,000)        (3,000)              -
   Product acquisition.................................................          (14,300)       (13,000)              -
                                                                                --------       --------        --------
Net cash used in investing activities..................................          (40,092)       (32,113)         (8,484)
                                                                                --------       --------        --------

Financing Activities:
   Principal payments on long-term debt................................           (8,237)          (743)           (693)
   Dividends paid on preferred stock...................................             (436)           (70)            (70)
   Proceeds from issuance of convertible notes.........................          194,165              -               -
   Purchase of common stock for treasury...............................          (51,155)             -               -
   Proceeds from issuance of common stock..............................                -         72,380               -
   Sale of common stock to employee profit sharing plan................                -            905             338
   Exercise of common stock options....................................            2,371            499             993
                                                                                --------       --------        --------
Net cash provided by financing activities..............................          136,708         72,971             568
                                                                                --------       --------        --------

Increase in cash and cash equivalents..................................          130,623         84,179           7,981
Cash and cash equivalents:
   Beginning of year...................................................           96,288         12,109           4,128
                                                                                --------       --------        --------
   End of year.........................................................         $226,911       $ 96,288        $ 12,109
                                                                                ========       ========        ========

Non-cash investing and financing activities:
   Term loan to finance building purchase..............................         $  8,800       $      -        $      -
   Term loans refinanced...............................................                -          1,738           2,450
   Issuance of common stock under product development
    agreement..........................................................              505              -             125
   Payments due on product acquisitions................................                -         15,983               -
   Portion of product acquisition financed by promissory notes.........                -         13,234               -

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

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
         ------------------------------------------

              BASIS OF PRESENTATION
              ---------------------

              The Company's consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America. The consolidated financial statements include the accounts of KV and its wholly-owned subsidiaries. All material inter-company accounts and transactions have been eliminated in consolidation. Certain reclassifications, none of which affected net income or retained earnings, have been made to prior year amounts to conform to the current year presentation.

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

              CASH EQUIVALENTS
              ----------------

              Cash equivalents consist of only those highly liquid investments that are readily convertible to cash and that have original maturities of three months or less. At March 31, 2004 and 2003, cash equivalents totaled $226,532 and $92,635, respectively.

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

              Goodwill relates to the 1972 acquisition of the Company's specialty materials segment and is recorded net of accumulated amortization through March 31, 2002. In accordance with the Company's adoption of Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets, on April 1, 2002, amortization of goodwill was discontinued. Instead, goodwill is subject to at least an annual assessment of impairment on a fair value basis. Amortization of goodwill for fiscal 2002 was $55. Basic and diluted earnings per share for fiscal 2002 would have been unchanged if goodwill amortization was excluded from net income on a pro forma basis.

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

              REVENUE RECOGNITION
              -------------------

              Revenue from product sales is recognized when the merchandise is shipped to an unrelated third party pursuant to Staff Accounting Bulletin No. 104, Revenue Recognition. Accordingly, revenue is recognized when all of the following occur: a purchase order is received from a customer; title and risk of loss pass to the Company's customer upon shipment of the merchandise under the terms of FOB shipping point; prices and estimated sales provisions for product returns, sales rebates, payment discounts, chargebacks, and other promotional allowances are reasonably determinable; and the customer's payment ability has been reasonably assured.

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

                   o Generally, the Company provides credits to customers for decreases that are made to selling prices for the value of inventory that is owned by customers at the date of the price reduction. The Company has not contractually agreed to provide price adjustment credits to its customers; instead, the Company issues price adjustment credits at its discretion. Price adjustment credits are estimated at the time the price reduction occurs. The amount is calculated based on an estimate of customer inventory levels.

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

              Accruals for sales provisions are presented in the consolidated financial statements as reductions to net revenues and accounts receivable. Sales provisions totaled $103,262, $98,929 and $98,593 for the years ended March 31,
              2004, 2003 and 2002, respectively. The reserve balances related to the sales provisions totaled $20,648 and $29,658 at March 31, 2004 and 2003, respectively, and are included in "Receivables, less allowance for doubtful accounts" in the accompanying consolidated balance sheets.

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

              The Company's three largest customers accounted for approximately 31%, 16% and 11%, and 33%, 20% and 14% of gross receivables at March 31, 2004 and 2003, respectively.

              During fiscal 2004, KV's three largest customers accounted for 25%, 16% and 13% of gross revenues. In fiscal 2003 and 2002, the Company's three largest customers accounted for gross revenues of 23%, 18% and 14% and 20%, 19% and 13%, respectively.

              The Company maintains cash balances that are greater than the FDIC insurable limit.

              SHIPPING AND HANDLING COSTS
              ---------------------------

              The Company classifies shipping and handling costs in cost of sales. The Company does not derive revenue from shipping.

              RESEARCH AND DEVELOPMENT
              ------------------------

              Research and development costs, including licensing fees for early-stage development products, are expensed in the period incurred.

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

              DEFERRED FINANCING COSTS
              ------------------------

              Financing costs of $5,835 related to the Contingent
              Convertible Notes issuance are being amortized over five years to the first date the debt can be put by the holders to the Company. Deferred financing costs are included in "Other Assets" in the accompanying consolidated balance sheet.

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

                                                                             2004         2003         2002
                                                                             ----         ----         ----

                  Net income, as reported........................          $45,848      $28,110      $31,464
                  Stock based employee
                   compensation expense,
                   net of tax....................................             (695)        (815)        (815)
                                                                           -------      -------      -------
                  Pro forma net income...........................          $45,153      $27,295      $30,649
                                                                           =======      =======      =======

                  Earnings per share:
                     Basic - as reported.........................          $  0.93      $  0.56      $  0.69
                     Basic - pro forma...........................             0.91         0.55         0.67
                     Diluted - as reported.......................             0.90         0.55         0.65
                     Diluted - pro forma.........................             0.88         0.53         0.64

              The weighted average fair value of the options has been estimated on the date of grant using the following weighted average assumptions for grants in fiscal 2004, 2003 and 2002, respectively: no dividend yield; expected volatility of 43%, 45% and 56%; risk-free interest rate of 3.00%, 2.40% and 6.00% per annum; and expected option terms ranging from 3 to 10 years for all three years. Weighted averages are used because of varying assumed exercise dates.

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

              DERIVATIVE FINANCIAL INSTRUMENTS
              --------------------------------

              The Company uses a derivative to hedge variable interest rate exposure related to a term loan secured by a building. To achieve hedge accounting, the criteria specified in SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" must be met. SFAS 133 requires all derivatives, whether designated for hedging relationships or not, to be recorded on the consolidated balance sheet at fair value. The accounting for changes in the value of a derivative depends on whether the contract has been designated and qualifies for hedge accounting. The impact of the Company's derivative on fiscal 2004 consolidated net income was not material.

              NEW ACCOUNTING PRONOUNCEMENTS
              -----------------------------

              In January 2003, the FASB issued Interpretation No. (FIN) 46, Consolidation of Variable Interest Entities, an interpretation of ARB No. 51. The primary objectives of FIN 46 are to provide guidance on the identification of entities which the Company may control through means other than through voting rights ("variable interest entities") and to determine when and which business enterprise ("primary beneficiary") should consolidate the variable interest entity. FIN 46 requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among the parties involved. Variable interest entities that effectively disperse risks will not be consolidated unless a single party holds an interest or combination of interests that effectively recombines risks that were previously dispersed.

              In addition, FIN 46 requires that the primary beneficiary, as well as all other enterprises with a significant variable interest in a variable interest entity, make additional disclosures. Certain disclosure requirements of FIN 46 were effective for financial statements issued after January 31, 2003. In December 2003, the FASB revised FIN 46 (FIN 46R) to address certain FIN 46 implementation issues. The revised provisions were applicable no later than the first reporting period ending after March 15, 2004. The Company adopted FIN 46 and FIN 46R on March 31, 2004 and, based upon the evaluation performed of all interests, have determined the Company does not have any variable interest entities that require consolidation.

              In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS 150 establishes standards for how entities classify and measure in their statement of financial position certain financial instruments with characteristics of both liabilities and equity. The provisions of SFAS 150 are effective for financial instruments entered into or modified after May 31, 2003, and otherwise for the first fiscal interim period beginning after June 15, 2003. The adoption of this statement did not have a material impact on the Company's results of operations or financial position.


              In April 2004, the FASB issued FASB Staff Position No. 129-1 (FSP 129-1), Disclosure Requirements under FASB Statement No. 129, Disclosure of Information about Capital Structure, Relating to Contingently Convertible Securities. This FSP requires the disclosure provisions of Statement 129 to apply to all existing and newly created contingently convertible securities and to their potentially dilutive effects on earnings per share. The adoption of the disclosure provisions of FSP 129-1 did not have a material impact on the Company's financial condition or results of operations.

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

         On March 31, 2003, the Company acquired from a subsidiary of Altana Pharma AG (Altana) the world-wide product rights and trademarks to the Chromagen(R) line of hematinic products and the StrongStart(R) line of prenatal vitamin products for $27,000, plus expenses. The purchase price was allocated to the trademark rights acquired and is being amortized over an estimated life of 20 years.

         On April 18, 2002, the Company entered into an agreement with FemmePharma, Inc. (FemmePharma) whereby the Company was granted an exclusive license to manufacture and sell in North America and certain foreign markets intravaginal products and certain vaginal anti-infective products under development (the "License Agreement"). The initial product covered by the License Agreement is intended for use in the treatment of endometriosis under FemmePharma's patented PARDEL(TM) technology. In consideration for the rights and licenses received, the Company paid $2,000 for use of the PARDEL(TM) trademark and will pay up to an additional $7,500 upon successful achievement of certain regulatory milestones. These milestone payments will commence upon submission of a New Drug Application (NDA) to the Food and Drug Administration for the initial product covered by the License Agreement. The amounts paid and the costs to be incurred under this agreement will be allocated to license agreements and amortized over the estimated lives of the products upon launch. The Company is also obligated to pay royalties on product sales covered by the License Agreement. These disbursements will be recognized as a cost of sales concurrently with the revenue earned on the products to which the royalties relate.

         Under a separate agreement, the Company invested $2,000 in FemmePharma's convertible preferred stock in fiscal 2003 and made an additional $3,000 convertible preferred stock investment in January 2004 upon the completion of Phase II studies on the initial product covered by the License Agreement. The $5,000 investment has been accounted for using the cost method and is included in "Other assets" in the accompanying consolidated balance sheets.

4.       INVENTORIES
         -----------

         Inventories as of March 31, consist of:

                                                                2004           2003
                                                                ----           ----

              Finished goods.....................             $31,028        $26,524
              Work-in-process....................               5,142          4,290
              Raw materials......................              15,529         12,532
                                                              -------        -------
                                                               51,699         43,346
              Reserves for obsolescence..........              (1,002)        (1,003)
                                                              -------        -------
                                                              $50,697        $42,343
                                                              =======        =======

5.       PROPERTY AND EQUIPMENT
         ----------------------

         Property and equipment as of March 31, consist of:

                                                                    2004            2003
                                                                    ----            ----

              Land and improvements............................   $  2,083        $  2,083
              Building and building improvements...............     17,767          17,246
              Machinery and equipment..........................     43,442          35,548
              Office furniture and equipment...................     15,051          12,185
              Leasehold improvements...........................     11,338          10,708
              Construction-in-progress.........................     24,529           5,848
                                                                  --------        --------
                                                                   114,210          83,618
              Less accumulated depreciation and amortization...    (38,433)        (31,715)
                                                                  --------        --------
                 Net property and equipment....................   $ 75,777        $ 51,903
                                                                  ========        ========

         Capital additions to property and equipment were $30,592, $16,113 and $8,484 for fiscal 2004, 2003 and 2002, respectively.
         Depreciation and amortization of property and equipment was $6,718, $5,434 and $4,107 for fiscal 2004, 2003 and 2002, respectively.

         Property and equipment projects classified as construction-in-progress at March 31, 2004 are projected to be completed during fiscal 2005 at an estimated cost of $47,000.

6.       INTANGIBLE ASSETS AND GOODWILL
         ------------------------------

         Intangible assets and goodwill as of March 31, consist of:

                                                                   2004                                     2003
                                                      -------------------------------          -----------------------------
                                                       GROSS                                    GROSS
                                                      CARRYING           ACCUMULATED           CARRYING         ACCUMULATED
                                                       AMOUNT            AMORTIZATION           AMOUNT          AMORTIZATION

              Product rights - Micro-K(R).......      $36,140             $ (9,099)            $36,140            $(7,294)
              Product rights - PreCare(R).......        8,433               (1,968)              8,433             (1,546)
              Trademarks acquired:
                 Niferex(R).....................       14,834                 (742)             14,834                  -
                 Chromagen(R)/StrongStart(R)....       27,642               (1,382)             27,642                  -
              License agreements................        3,825                    -               1,000                  -
              Trademarks and patents............        2,980                 (411)              3,114               (303)
                                                      -------             --------             -------            -------
                  Total intangible assets.......       93,854              (13,602)             91,163             (9,143)
              Goodwill..........................          557                    -                 557                  -
                                                      -------             --------             -------            -------
                                                      $94,411             $(13,602)            $91,720            $(9,143)
                                                      =======             ========             =======            =======

         As of March 31, 2004, the Company's intangible assets have a weighted average useful life of approximately 20 years.
         Amortization of intangible assets was $4,459, $2,321 and $2,298 for fiscal 2004, 2003 and 2002, respectively. Amortization of goodwill was $55 for fiscal 2002.

         Estimated annual amortization expense is $4,563, $4,600, $4,615, $4,630 and $4,645 for fiscal 2005, 2006, 2007, 2008 and 2009, respectively.

7.       OTHER ASSETS
         ------------

         Other assets as of March 31, consist of:

                                                                    2004              2003
                                                                    ----              ----

                  Cash surrender value of life insurance......    $ 2,531            $1,634
                  Other investments...........................      5,000             2,000
                  Deferred financing costs, net...............      4,993                44
                  Deposits....................................      1,220               994
                                                                  -------            ------

                                                                  $13,744            $4,672
                                                                  =======            ======

8.       ACCRUED LIABILITIES
         -------------------

         Accrued liabilities as of March 31, consist of:

                                                                    2004              2003
                                                                    ----              ----

                  Salaries, wages, incentives and benefits....    $ 6,160           $ 6,202
                  Income taxes................................      2,409             8,402
                  Promotion expenses..........................        635             2,744
                  Payments due on product acquisitions........          -            15,983
                  Litigation reserve..........................     18,325            16,500
                  Other.......................................      3,388             2,717
                                                                  -------           -------
                                                                  $30,917           $52,548
                                                                  =======           =======

9.       LONG-TERM DEBT
         --------------

         Long-term debt as of March 31, consists of:

                                                                   2004               2003
                                                                   ----               ----

                  Industrial revenue bonds....................   $    205           $   530
                  Notes payable...............................      6,731            13,234
                  Building mortgages..........................     11,714             3,826
                  Convertible notes...........................    200,000                 -
                                                                 --------           -------
                                                                  218,650            17,590
                  Less current portion........................     (7,909)           (7,484)
                                                                 --------           -------
                                                                 $210,741           $10,106
                                                                 ========           =======

         In December 2003, the Company increased its credit agreement with a bank to $65,000. The revised agreement provides for an extension of the Company's $40,000 revolving line of credit along with an increase from $20,000 to $25,000 in the supplemental credit line that is available for financing acquisitions. These credit facilities expire in October 2006 and December 2004, respectively. The revolving credit lines are unsecured and interest is charged at the lower of the prime rate or the one-month LIBOR rate plus 150 basis points. At March 31, 2004, the Company had no cash borrowings outstanding under either credit facility and $11,561 in open letters of credit issued under the credit facilities. The credit agreement includes covenants that impose minimum levels of earnings before interest, taxes, depreciation and amortization, a maximum funded debt ratio, a limit on capital expenditures and dividend payments, a minimum fixed charge ratio and a maximum senior leverage ratio. As of March 31, 2004, the Company was in compliance with all of its covenants.

         The industrial revenue bonds, which bear interest at 7.35% per annum, mature serially through 2005 and are collateralized by certain property and equipment, as well as through a letter of credit, which may only be accessed in case of default on the bonds. The bonds do not allow the holder to require the Company to redeem the bonds.

         In April 2003, the Company financed the purchase of an $8.8 million building with a term loan secured by the property under a floating rate loan with a bank. The facility consisted of approximately 275,000 square feet of office, production, distribution and warehouse space. The remaining principal balance plus any unpaid interest is due in April 2008. We also entered into an interest rate swap agreement with the same bank, which fixed the interest rate of the building mortgage at 5.31% for the term of the loan. At March 31, 2004, the Company's other two outstanding building mortgages bear interest at 7.57% and 6.27% and the remaining principal balances plus any unpaid interest are due in December 2006 and December 2007, respectively.

         In conjunction with the Altana acquisition agreement, the Company entered into two unsecured promissory notes to finance a portion of the transaction (see Note 3). The notes payable balance outstanding at March 31, 2004 relates to the note due on March 31, 2005. The second unsecured promissory entered into with Altana was repaid on March 31, 2004.

         On May 16, 2003, the Company issued $200,000 of Convertible Subordinated Notes (the "Notes") that are convertible, under certain circumstances, into shares of Class A common stock at an initial conversion price of $23.01 per share. The Notes, which are due May 16, 2033, bear interest that is payable on May 16 and November 16 of each year at a rate of 2.50% per annum. The Company also is obligated to pay contingent interest at a rate equal to 0.5% per annum during any six-month period from May 16 to November 15 and from November 16 to May 15, with the initial six-month period commencing May 16, 2006, if the average trading price of the Notes per $1,000 principal amount for the five trading day period ending on the third trading day immediately preceding the first day of the applicable six-month period equals $1,200 or more.

         The Company may redeem some or all of the Notes at any time on or after May 21, 2006, at a redemption price, payable in cash, of 100% of the principal amount of the Notes, plus accrued and unpaid interest, including contingent interest, if any. Holders may require the Company to repurchase all or a portion of their Notes on May 16, 2008, 2013, 2018, 2023 and 2028 or upon a change in control, as defined in the indenture governing the Notes, at a purchase price, payable in cash, of 100% of the principal amount of the Notes, plus accrued and unpaid interest, including contingent interest, if any. The Notes are subordinate to all of our existing and future senior obligations. The net proceeds to the Company were approximately $194.2 million, after deducting underwriting discounts, commissions and offering expenses.

         The Notes are convertible, at the holders' option, into shares of the Company's Class A common stock prior to the maturity date under the following circumstances:

                   o during any quarter commencing after June 30, 2003, if the closing sale price of the Company's Class A common stock over a specified number of trading days during the previous quarter is more than 120% of the conversion price of the Notes on the last trading day of the previous quarter.
                        The Notes are initially convertible at a conversion price of $23.01 per share, which is equal to a conversion rate of approximately
                        43.4594 shares per $1,000 principal amount of Notes;

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

         The Company has reserved 8,691,880 shares of Class A Common Stock for issuance in the event the Notes are converted into the Company's common shares.

         The Notes, which are unsecured, do not contain any restrictions on the payment of dividends, the incurrence of additional indebtedness or the repurchase of the Company's securities, and do not contain any financial covenants.

         The aggregate maturities of long-term debt as of March 31, 2004 are as follows:

                  2005..........................          $  7,909
                  2006..........................               973
                  2007..........................             2,180
                  2008..........................             1,674
                  2009..........................             5,914
                  Thereafter....................           200,000
                                                          --------
                                                          $218,650
                                                          ========

         The Company paid interest of $3,215, $389 and $417 during the years ended March 31, 2004, 2003 and 2002, respectively.

10.      COMMITMENTS AND CONTINGENCIES
         -----------------------------

         LEASES

         The Company leases manufacturing, office and warehouse facilities, equipment and automobiles under operating leases expiring through fiscal 2013. Total rent expense for the years ended March 31, 2004, 2003 and 2002 was $5,246, $4,785 and $4,441, respectively.

         Future minimum lease commitments under non-cancelable leases are as follows:

                  2005..........................            $3,186
                  2006..........................             2,576
                  2007..........................             2,323
                  2008..........................             1,962
                  2009..........................             1,979
                  Later years...................             5,522

         CONTINGENCIES

         The Company is currently subject to legal proceedings and claims that have arisen in the ordinary course of business. While the Company is not presently able to determine the potential liability, if any, related to such matters, the Company believes none of the matters it currently faces, individually or in the aggregate, will have a material adverse effect on its financial position or operations except for the specific cases described in "Litigation" below.

         The Company has licensed the exclusive rights to co-develop and market various generic equivalent products with other drug delivery companies. These collaboration agreements require the Company to make up-front and ongoing payments as development milestones are attained. If all milestones remaining under these agreements were reached, payments by the Company could total up to $28,900.

         EMPLOYMENT AGREEMENTS

         The Company has employment agreements with certain officers and key employees which extend for one to five years. These agreements provide for base levels of compensation and, in certain instances, also provide for incentive bonuses and separation benefits. Also, the agreement with one officer contains provisions for partial salary continuation under certain conditions, contingent upon noncompete restrictions and providing consulting services to the Company as specified in the agreement. The Company expensed $209, $196 and $183, under this agreement in the years ended March 31, 2004, 2003 and 2002, respectively.

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

         The Company believes that the jury award and the judgment is excessive and is not sufficiently supported by the facts or the law. The Company is vigorously prosecuting an appeal. The Company and its counsel believe it has meritorious arguments to be raised during the appeal process; however, the Company cannot give any assurance that it will prevail on appeal. As a result of the court's earlier decisions, the Company's results of operations for the quarter ended September 30, 2002 included a provision for potential damages of $16,500, which was reflected in accrued liabilities on the Company's consolidated balance sheet as of March 31, 2004. As discussed above, Healthpoint also requested reimbursement for approximately $1,800 in attorneys' fees in addition to the judgment. In September 2003, the court entered an order specifying the amount of attorneys' fees to be awarded. As a result of this decision, during the quarter ended September 30, 2003, the Company recorded an additional provision of $1,825, which was reflected in accrued liabilities on the Company's consolidated balance sheet as of March 31, 2004.

         The Company and ETHEX are named as defendants in a second lawsuit brought by Healthpoint and others styled Healthpoint Ltd. v. ETHEX Corporation, filed in federal court in San Antonio, Texas. In general, the plantiffs allege that ETHEX's comparative promotion of its Ethezyme(TM) 830 to Healthpoint's Accuzyme(R) product resulted in false advertising and misleading statements under various federal and state laws, and constituted unfair competition and misappropriation of trade secrets. The case has been inactive for several years. Discovery has resumed and the case is expected to proceed to trial in August, 2004. The Company believes it has meritorious defenses and will vigorously defend the case; however, it cannot give any assurance that it will prevail.

         The Company and ETHEX are named as defendants in a case brought by CIMA LABS, Inc. and Schwarz Pharma, Inc. and styled CIMA LABS, Inc. et. al. v. KV Pharmaceutical Company et. al. filed in federal court in Minnesota. It is alleged that the Company and ETHEX infringe on a CIMA patent in connection with the manufacture and sale of Hyoscyamine Sulfate Orally Dissolvable Tablets, 0.125 mg. The court has denied the plaintiff's motion for a preliminary injunction, which allows ETHEX to continue marketing the product during the pendancy of the subject lawsuit and calls into question CIMA's and Schwarz's ability to prevail in the lawsuit. Discovery is active. The Company believes it has meritorious defenses and will vigorously defend the case; however, it cannot give any assurance that it will prevail.

         The Company and ETHEX are named as defendants in a case brought by Solvay Pharmaceuticals, Inc. and styled Solvay Pharmaceuticals, Inc.
         v. ETHEX Corporation, filed in federal court in Minnesota. In general, Solvay alleges that ETHEX's comparative promotion of its Pangestyme CN 10 and Pangestyme CN 20 products to Solvay's Creon 10 and Creon 20 products resulted in false advertising and misleading statements under various federal and state laws, and constituted unfair and deceptive trade practices. Discovery has recently become active. The Company believes it has meritorious defenses and will vigorously defend the case; however, it cannot give any assurance that it will prevail.

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

         On September 25, 2003, the Commonwealth of Massachusetts filed Commonwealth of Massachusetts v. Mylan Laboratories, Inc. et al in Massachusetts federal court, against ETHEX Corp. and 12 other manufacturers of generic pharmaceutical products. The complaint alleges, among other things, that the defendants reported inflated pricing information for their drugs to data reporting services, and that Massachusetts relied on this pricing data in setting reimbursement rates under the Medicaid program. The complaint also alleges that Massachusetts received rebates from the defendants under the Medicaid Drug Rebate Program that were materially less than that to which Massachusetts was entitled. Massachusetts seeks to recover from the defendants the amount that it believes it overpaid and the amount it is owed in rebates, based on claims under Massachusetts and federal law. The case is in its early stages, and fact discovery has not yet begun. ETHEX is vigorously defending the litigation.

         The Company is involved in various other legal proceedings in the ordinary course of its business. These legal proceedings include various patent infringement actions brought by potential competitors with respect to products the Company proposes to market and for which it has filed Abbreviated New Drug Applications and provided notice of certification required under the provisions of the Hatch-Waxman Act. While it is not feasible to predict the ultimate outcome of such other proceedings, the Company believes that the ultimate outcome of such other proceedings will not have a material adverse effect on its results of operations or financial position.

11.      GAIN FROM LEGAL SETTLEMENT
         --------------------------

         In September 2003, the Company received a payment from a branded pharmaceutical company in the amount of $4,000. The payment received by the Company was made in response to the Company's claim that the branded company violated federal antitrust laws and interfered with the Company's right to a timely introduction of a generic pharmaceutical product in a previous fiscal year. The payment was reflected by the Company in the "Litigation" line item of operating income and was recorded net of approximately $500 of attorney-related fees.

12.      INCOME TAXES
         ------------

         The fiscal 2004, 2003, and 2002 provisions were based on estimated Federal and state taxable income using the applicable statutory rates. The current and deferred Federal and state income tax provisions for fiscal years 2004, 2003 and 2002 are as follows:

                                                                    2004            2003             2002
                                                                    ----            ----             ----
                  PROVISION
                     Current
                        Federal...............................     $14,184         $21,524         $18,603
                        State.................................       1,275           2,038           1,664
                                                                   -------         -------         -------
                                                                    15,459          23,562          20,267
                                                                   -------         -------         -------
                     Deferred
                        Federal...............................       7,792          (7,207)         (2,199)
                        State.................................         899            (884)           (177)
                                                                   -------         -------         -------
                                                                     8,691          (8,091)         (2,376)
                                                                   -------         -------         -------
                                                                   $24,150         $15,471         $17,891
                                                                   =======         =======         =======

         The reasons for the differences between the provision for income taxes and the expected Federal income taxes at the statutory rate are as follows:

                                                                     2004           2003            2002
                                                                     ----           ----            ----

                  Expected income tax expense.................     $24,499         $15,253         $17,274
                  State income taxes, less
                     Federal income tax benefit...............       1,413             750             967
                  Business credits............................      (1,240)           (370)           (260)
                  Other ......................................        (522)           (162)            (90)
                                                                   -------         -------         -------
                                                                   $24,150         $15,471         $17,891
                                                                   =======         =======         =======

         As of March 31, 2004 and 2003, the tax effect of temporary differences between the tax basis of assets and liabilities and their financial reporting amounts are as follows:

                                                              2004                              2003
                                                    -------------------------         ------------------------
                                                    CURRENT       NON-CURRENT         CURRENT      NON-CURRENT
                                                    -------       -----------         -------      -----------

         Fixed asset basis differences........      $     -        $(4,870)           $     -       $(3,397)
         Reserves for inventory and
            receivables.......................        5,313              -              7,776             -
         Vacation pay reserve.................          460              -                456             -
         Deferred compensation................            -          1,164                  -         1,092
         Amortization.........................            -         (1,644)                 -        (1,108)
         Litigation reserve...................        6,704              -              6,056             -
         Convertible notes interest...........       (4,566)             -                  -             -
         Other................................          126              -                503             -
                                                    -------        -------            -------       -------
            Net deferred tax asset (liability)      $ 8,037        $(5,350)           $14,791       $(3,413)
                                                    =======        =======            =======       =======

         The Company paid income taxes of $22,201, $22,088, and $15,578 during the years ended March 31, 2004, 2003 and 2002, respectively.

13.      EMPLOYEE BENEFITS
         -----------------

         STOCK OPTION PLAN AND AGREEMENTS

         During fiscal 2002, the Board of Directors adopted the Company's 2001 Incentive Stock Option Plan (the "2001 Plan"), which allows for the issuance of up to 3,750,000 shares of common stock. Prior to the approval of the 2001 Plan, the Company operated under the 1991 Incentive Stock Option Plan, as amended, which allowed for the issuance of up to 4,500,000 shares of common stock. Under the Company's stock option plans, options to acquire shares of common stock have been made available for grant to certain employees. Each option granted has an exercise price of not less than 100% of the market value of the common stock on the date of grant. The contractual life of each option is generally 10 years. The exercisability of the grants varies according to the individual options granted. In addition to the Stock Option Plan, the Company issues stock options periodically to executives with employment agreements and to non-employee directors. At March 31, 2004, options to purchase 34,875 shares of stock were outstanding pursuant to employment agreements and grants to non-employee directors.

         The following summary shows the transactions for the fiscal years 2004, 2003 and 2002 under option arrangements:

                                                       OPTIONS OUTSTANDING                           OPTIONS EXERCISABLE
                                                  -----------------------------                 -----------------------------
                                                                       AVERAGE                                       AVERAGE
                                                   NO. OF             PRICE PER                  NO. OF             PRICE PER
                                                   SHARES               SHARE                    SHARES               SHARE
                                                   ------               -----                    ------               -----

         Balance, March 31, 2001...........       3,229,798             $ 6.85                  1,220,434             $ 6.03
         Options granted...................         543,000              13.63                          -                  -
         Options becoming exercisable......               -                  -                    578,034               8.53
         Options exercised.................        (283,054)              3.82                   (283,054)              3.82
         Options canceled..................        (291,165)              8.49                    (79,658)              7.09
                                                  ---------                                     ---------
         Balance March 31, 2002............       3,198,579               8.12                  1,435,756               7.41
         Options granted...................         700,538              12.35                          -                  -
         Options becoming exercisable......               -                  -                    566,455               9.21
         Options exercised.................        (135,420)              5.26                   (135,420)              5.26
         Options canceled..................        (260,664)             11.67                    (75,952)             10.97
                                                  ---------                                     ---------
         Balance March 31, 2003............       3,503,033               8.81                  1,790,839               8.00
         Options granted...................         677,313              19.56                          -                  -
         Options becoming exercisable......               -                  -                    541,924              12.17
         Options exercised.................        (966,036)              7.80                   (966,036)              7.80
         Options canceled..................        (437,502)             11.72                   (132,869)             10.37
                                                  ---------                                     ---------
         Balance March 31, 2004............       2,776,808             $11.33                  1,233,858             $ 9.71
                                                  =========                                     =========

         The weighted average fair value of options granted at market price was $3.42, $2.18, and $3.63 per share in fiscal 2004, 2003 and
         2002, respectively. The weighted average fair value of options granted with an exercise price exceeding market price on the date of grant was $1.97, $0.14, and $0.30 per share in fiscal 2004, 2003, and 2002, respectively.

         The following table summarizes information about stock options outstanding at March 31, 2004:

                                           OPTIONS OUTSTANDING                                   OPTIONS EXERCISABLE
                          --------------------------------------------------------         -------------------------------
      RANGE OF              NUMBER           WEIGHTED AVERAGE          WEIGHTED              NUMBER            WEIGHTED
      EXERCISE            OUTSTANDING             LIFE                  AVERAGE            EXERCISABLE         AVERAGE
       PRICES             AT 3/31/04            REMAINING           EXERCISE PRICE         AT 3/31/04       EXERCISE PRICE
       ------             ----------            ---------           --------------         ----------       --------------
  $ 0.82 -  $ 5.00         438,781               2 Years                $ 3.11              307,744             $ 3.05
  $ 5.01 -  $10.00         755,403               6 Years                $ 7.31              355,506             $ 7.14
  $10.01 -  $15.00         837,343               7 Years                $12.03              333,948             $12.09
  $15.01 -  $20.00         521,122               7 Years                $17.64              214,416             $18.39
  $20.01 -  $25.50         224,159              10 Years                $23.67               22,244             $23.67

         PROFIT SHARING PLAN

         The Company has a qualified trustee profit sharing plan (the "Plan") covering substantially all non-union employees. The Company's annual contribution to the Plan, as determined by the Board of Directors, is discretionary and was $400, $375, and $350 for fiscal 2004, 2003, and 2002, respectively. The Plan includes features as described under Section 401(k) of the Internal Revenue Code.

         The Company's contributions to the 401(k) investment funds are 50% of the first 7% of the salary contributed by each participant. Contributions of $1,286, $1,185, and $1,028 were made to the 401(k) investment funds in fiscal 2004, 2003, and 2002, respectively.

         Contributions are also made to multi-employer defined benefit plans administered by labor unions for certain union employees. Amounts charged to pension expense and contributed to these plans were $202, $231, and $165 in fiscal 2004, 2003, and 2002, respectively.

         HEALTH AND MEDICAL INSURANCE PLAN

         The Company contributes to health and medical insurance programs for its non-union and union employees. For non-union employees, the Company self-insures the first $100,000 of each employee's covered medical claims. Included in accrued liabilities in the consolidated balance sheets as of March 31, 2004 and 2003 were $450 and $400 of accrued health insurance reserves, respectively, for claims incurred but not reported. For union employees, the Company participates in a fully funded insurance plan sponsored by the union. Total health and medical insurance expense for the two plans was $7,331, $6,636, and $5,255, in fiscal 2004, 2003, and 2002, respectively.

14.      RELATED PARTY TRANSACTIONS
         --------------------------

         The Company currently leases certain real property from an affiliated partnership of an officer and director of the Company. Lease payments made for this property during the years ended March 31, 2004, 2003, and 2002 totaled $271, $269, and $263, respectively.

15.      EQUITY TRANSACTIONS
         -------------------

         As of March 31, 2004 and 2003, the Company had 40,000 shares of 7% Cumulative Convertible Preferred Stock (par value $.01 per share) outstanding at a stated value of $25 per share. The preferred stock is non-voting with dividends payable quarterly. The preferred stock is redeemable at its stated value. Each share of preferred stock is convertible into Class A Common Stock at a conversion price of $2.96 per share. The preferred stock has a liquidation preference of $25 per share plus all accrued but unpaid dividends prior to any liquidation distributions to holders of Class A or Class B common stock. No dividends may be paid on Class A or Class B common stock unless all dividends on the Cumulative Convertible Preferred Stock have been declared and paid. There were no undeclared and unaccrued cumulative preferred dividends at March 31, 2004. The $366 of undeclared and unaccrued cumulative preferred dividends at March 31, 2003 was paid in fiscal 2004. Also, under the terms of its credit agreement, the Company may not pay cash dividends in excess of 25% of the prior fiscal year's consolidated net income.

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

         On September 8, 2003, the Company's Board of Directors declared a three-for-two stock split in the form of a 50% stock dividend of its common stock to shareholders of record on September 18, 2003, payable on September 29, 2003. Common stock was credited and retained earnings was charged for the aggregate par value of the shares issued. The stated par value of each share was not changed from $0.01.

         All per share data in this report has been restated to reflect the aforementioned three-for-two stock split in the form of a 50% stock dividend.

16.      EARNINGS PER SHARE
         ------------------

         The following table sets forth the computation of basic and diluted earnings per share:

                                                                    2004            2003            2002
                                                                    ----            ----            ----
         Numerator:
            Net income(1)(2)..................................    $45,848          $28,110         $31,464
            Preferred stock dividends.........................       (436)             (70)            (70)
                                                                  -------          -------         -------

            Numerator for basic earnings per
               share - income available to common
               shareholders...................................     45,412           28,040          31,394

            Effect of dilutive securities:
               Preferred stock dividends......................        436               70              70
                                                                  -------          -------         -------

            Numerator for diluted earnings per
               share - income available to common
               shareholders after assumed conversions.........    $45,848          $28,110         $31,464
                                                                  =======          =======         =======

         Denominator:
            Denominator for basic earnings per
               share -- weighted-average shares...............     48,987           49,800          45,612
                                                                  -------          -------         -------

            Effect of dilutive securities:
               Employee stock options.........................      1,760            1,423           1,887
               Convertible preferred stock....................        338              338             748
                                                                  -------          -------         -------
            Dilutive potential common shares..................      2,098            1,761           2,635
                                                                  -------          -------         -------

            Denominator for diluted earnings per
               share -- adjusted weighted-average shares
               and assumed conversions........................     51,085           51,561          48,247
                                                                  =======          =======         =======

            Basic earnings per share(3) ......................    $  0.93          $  0.56         $  0.69
                                                                  =======          =======         =======
            Diluted earnings per share(3)(4)(5)...............    $  0.90          $  0.55         $  0.65
                                                                  =======          =======         =======

---------------------------

         (1) Net income for the year ended March 31, 2004 included a $3,525 net payment received by the Company in accordance with a legal settlement (see Note 11) and an additional reserve of $1,825 for attorney fees associated with a lawsuit (see Note 10). The impact of these items, net of applicable income taxes, was to increase net income by $1,097.

         (2) Net income for the year ended March 31, 2003 included a reserve of $16,500 for potential damages associated with a lawsuit (see Note 10). The impact of the litigation reserve, net of the applicable tax effect, was $10,444.

         (3) The two-class method for Class A and Class B common stock is not presented because the earnings per share are equivalent to the converted method since dividends were not declared or paid and each class of common stock has equal ownership of the Company.

         (4) Employee stock options to purchase 206,771, 170,490 and 27,550 shares of common stock at March 31, 2004, 2003 and 2002, respectively, were outstanding but not included in the computation of diluted earnings per share because the option exercise price was greater than the average market price of the common shares.

         (5) The effect of 8,691,880 shares related to the assumed conversion of the $200,000 Convertible Subordinated Notes (see
              Note 9) has been excluded from the computation of diluted earnings per share as the conditions that would permit conversion have not been satisfied.

17.      QUARTERLY FINANCIAL RESULTS (UNAUDITED)
         ---------------------------------------

                                                 1ST           2ND            3RD          4TH
                                               QUARTER       QUARTER        QUARTER       QUARTER          YEAR
                                               -------       -------        -------       -------          ----

FISCAL 2004
-----------
Net sales..................................    $59,379       $ 71,019       $69,598       $83,945        $283,941
Gross profit...............................     38,389         46,879        46,837        53,409         185,514
Pretax income..............................     13,291         18,978        17,874        19,855          69,998
Net income.................................      8,573         12,241        11,529        13,505          45,848
Earnings per share -- basic................       0.17           0.25          0.24          0.28            0.93
Earnings per share -- diluted..............       0.17           0.24          0.23          0.27            0.90

FISCAL 2003
-----------
Net sales..................................    $49,227       $ 60,482       $61,929       $73,358        $244,996
Gross profit...............................     30,149         37,001        38,201        45,118         150,469
Pretax income (loss)(a)....................     10,621         (2,220)       15,555        19,625          43,581
Net income (loss)(a).......................      6,723         (1,405)       10,146        12,646          28,110
Earnings (loss) per share -- basic.........       0.15          (0.03)         0.20          0.25            0.56
Earnings (loss) per share -- diluted.......       0.14          (0.03)         0.19          0.24            0.55

-------------------------

      (a) Pretax income for the three-months ended September 30, 2003 and the year ended March 31, 2004 included a $3,525 net payment received by the Company in accordance with a legal settlement (see Note
            11) and an additional reserve of $1,825 for attorney's fees associated with a lawsuit (see Note 10). The impact of these items, net of applicable income taxes, was to increase net income for the three-months ended September 30, 2003 and the year ended March 31, 2004 by $1,097.

      (b) Pretax income (loss) for the three-months ended September 30, 2002 and the year ended March 31, 2003 included a reserve of $16,500 for potential damages associated with a lawsuit (see
            Note 10). The impact of the litigation reserve, net of applicable income taxes was to reduce net income for the three-months ended September 30, 2002 and the year ended March 31, 2003 by $10,444.

18.      SEGMENT REPORTING
         -----------------

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

         The following represents information for the Company's reportable operating segments for fiscal 2004, 2003 and 2002.

                                 FISCAL YEAR
                                    ENDED         BRANDED   SPECIALTY     SPECIALTY      ALL
                                  MARCH 31,      PRODUCTS   GENERICS      MATERIALS     OTHER     ELIMINATIONS   CONSOLIDATED
                                  ---------      --------   --------      ---------     -----     ------------   ------------

   ----------------------------------------------------------------------------------------------------------------------------

   Net revenues                     2004         $82,868    $181,455       $16,550    $  3,068      $     -        $283,941
                                    2003          43,677     179,724        17,395       4,200            -         244,996
                                    2002          40,424     141,007        19,557       3,117            -         204,105
   ----------------------------------------------------------------------------------------------------------------------------
   Segment profit (loss) (a)(b)     2004          31,661     101,163         1,365     (64,191)           -          69,998
                                    2003           8,361      97,339         1,692     (63,811)           -          43,581
                                    2002           7,222      74,389         3,684     (35,940)           -          49,355
   ----------------------------------------------------------------------------------------------------------------------------
   Identifiable assets              2004          24,585      70,581         8,343     426,087       (1,158)        528,438
                                    2003           7,819      69,303         8,797     267,907       (1,158)        352,668
                                    2002          12,555      58,618         8,774     116,403       (1,158)        195,192
   ----------------------------------------------------------------------------------------------------------------------------
   Property and                     2004             420       1,685            71      28,416            -          30,592
     equipment additions            2003             634         116           143      15,220            -          16,113
                                    2002             707         120           391       7,266            -           8,484
   ----------------------------------------------------------------------------------------------------------------------------
   Depreciation and                 2004             332         123           141      12,067            -          12,663
     Amortization                   2003             260          55           164       7,294            -           7,773
                                    2002              74          79           156       6,169            -           6,478
   ----------------------------------------------------------------------------------------------------------------------------

     (a) In the "all other" classification, segment profit for fiscal 2004 included a $3,525 net payment received by the Company in accordance with a legal settlement (see Note 11) and an additional reserve of $1,825 for attorney's fees associated with a lawsuit (see Note 10).

     (b) In the "all other" classification, segment profit (loss) for fiscal 2003 included a litigation reserve of $16,500 for potential damages associated with a lawsuit (see Note 10).

         Consolidated revenues are principally derived from customers in North America and substantially all property and equipment is located in St. Louis, Missouri.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
         ---------------------------------------------------------------
         FINANCIAL DISCLOSURE
         --------------------

         Not Applicable.

ITEM 9A. CONTROLS AND PROCEDURES
         -----------------------

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

         As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

         There have been no significant changes in our internal control over financial reporting or in other factors that materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting in the fourth quarter of fiscal year 2004.

                                  PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
         --------------------------------------------------

         The information contained under the caption "INFORMATION CONCERNING NOMINEES AND DIRECTORS CONTINUING IN OFFICE" in the Company's definitive proxy statement to be filed pursuant to Regulation 14(a) for its 2004 Annual Meeting of Shareholders, which involves the election of directors, is incorporated herein by this reference. Also see Item 4(a) of Part I hereof.

ITEM 11. EXECUTIVE COMPENSATION
         ----------------------

         The information contained under the captions "EXECUTIVE
         COMPENSATION" and "INFORMATION AS TO STOCK OPTIONS" in the Company's definitive proxy statement to be filed pursuant to Regulation 14(a) for its 2004 Annual Meeting of Shareholders is incorporated herein by this reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
         --------------------------------------------------------------

         The information contained under the captions "SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS" and "SECURITY OWNERSHIP OF MANAGEMENT" in the Company's definitive proxy statement to be filed pursuant to Regulation 14(a) for its 2004 Annual Meeting of Shareholders is incorporated herein by this reference.

         EQUITY COMPENSATION PLAN INFORMATION

         The following information regarding compensation plans of the Company is furnished as of March 31, 2004, the end of the Company's most recently completed fiscal year.

                                         EQUITY COMPENSATION PLAN INFORMATION
                                            REGARDING CLASS A COMMON STOCK
----------------------------------------------------------------------------------------------------------------------
                                                                                              NUMBER OF SECURITIES
                                                                                            REMAINING AVAILABLE FOR
                                 NUMBER OF SECURITIES TO BE                                  FUTURE ISSUANCE UNDER
                                  ISSUED UPON EXERCISE OF     WEIGHTED-AVERAGE EXERCISE    EQUITY COMPENSATION PLANS
                                    OUTSTANDING OPTIONS,         PRICE OF OUTSTANDING        (EXCLUDING SECURITIES
                                    WARRANTS AND RIGHTS      OPTIONS, WARRANTS AND RIGHTS   REFLECTED IN COLUMN (a))
                                    -------------------      ----------------------------   ------------------------

         PLAN CATEGORY                      (a)                           (b)                          (c)

Equity compensation plans
approved by security holders(1)          2,409,068                       $11.79                     1,279,862

Equity compensation plans not
approved by security holders(2)              6,750                        $3.22                        N/A
                                         ---------
             Total                       2,415,818                       $11.76
                                         =========

                                         EQUITY COMPENSATION PLAN INFORMATION
                                            REGARDING CLASS B COMMON STOCK
----------------------------------------------------------------------------------------------------------------------
                                                                                              NUMBER OF SECURITIES
                                                                                            REMAINING AVAILABLE FOR
                                 NUMBER OF SECURITIES TO BE                                  FUTURE ISSUANCE UNDER
                                  ISSUED UPON EXERCISE OF     WEIGHTED-AVERAGE EXERCISE    EQUITY COMPENSATION PLANS
                                    OUTSTANDING OPTIONS,         PRICE OF OUTSTANDING        (EXCLUDING SECURITIES
                                    WARRANTS AND RIGHTS      OPTIONS, WARRANTS AND RIGHTS   REFLECTED IN COLUMN (a))
                                    -------------------      ----------------------------   ------------------------

         PLAN CATEGORY                      (a)                          (b)                          (c)

Equity compensation plans
approved by security holders(1)           332,865                       $9.10                      1,249,000

Equity compensation plans not
approved by security holders(2)            28,125                       $4.82                         N/A
                                          -------
             Total                        360,990                       $8.77
                                          =======

(1) Consists of the Company's 2001 Incentive Stock Option Plan. See Note 13 of Notes to Consolidated Financial Statements.
(2) Consists of options granted to non-employee members of the Board of Directors.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
         ----------------------------------------------

         The information contained under the caption "TRANSACTIONS WITH DIRECTORS AND EXECUTIVE OFFICERS" in the Company's definitive proxy statement to be filed pursuant to Regulation 14(a) for its 2004 Annual Meeting of Shareholders is incorporated herein by this reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
         --------------------------------------

         The information contained under the caption "FEES BILLED BY INDEPENDENT PUBLIC ACCOUNTANTS" in the Company's definitive proxy statement to be filed pursuant to Regulation 14(a) for its 2004 Annual Meeting of Shareholders is incorporated herein by this reference.

                                   PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
         ---------------------------------------------------------------

(a)      1. Financial Statements:                                          Page

         The following consolidated financial statements of the Company are included in Part II, Item 8:

         Report of Independent Certified Public Accountants.............     54

         Consolidated Balance Sheets as of March 31, 2004 and 2003......     55

         Consolidated Statements of Income for the Years Ended
         March 31, 2004, 2003 and 2002..................................     56

         Consolidated Statements of Shareholders' Equity for the
         Years Ended March 31, 2004, 2003 and 2002......................     57

         Consolidated Statements of Cash Flows for the Years
         Ended March 31, 2004, 2003 and 2002............................     58

         Notes to Financial Statements..................................     59

         2. Financial Statement Schedules:

         Report of Independent Certified Public Accountants regarding
         Financial Statement Schedule...................................     87

         Schedule II - Valuation and Qualifying Accounts................     88

(b)      None.

(c) Exhibits. See Exhibit Index on pages 90 through 97 of this Report. Management contracts and compensatory plans are designated on the
         Exhibit Index.

(d)      Financial Statement Schedules.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


Stockholders and Board of Directors
of K-V Pharmaceutical Company

The audits referred to in our report dated June 4, 2004, relating to the consolidated financial statements of K-V Pharmaceutical Company, which are included in Item 8 of this Form 10-K, included the audits of the accompanying financial statement schedule. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based upon our audits. In our opinion such financial statement schedule presents fairly, in all material respects, the information set forth therein.

                                                         /s/ BDO SEIDMAN, LLP


Chicago, Illinois
June 4, 2004

                                           SCHEDULE II
                               VALUATION AND QUALIFYING ACCOUNTS

                                                            ADDITIONS
                                              BALANCE AT    CHARGED TO     AMOUNTS       BALANCE
                                              BEGINNING      COSTS AND    CHARGED TO     AT END
                                               OF YEAR       EXPENSES      RESERVES      OF YEAR
                                               -------       --------      --------      -------
                                                                (in thousands)

Year Ended March 31, 2002:
Allowance for doubtful accounts............    $    448      $    113      $    158      $    403
Inventory obsolescence.....................         587         2,215         1,694         1,108
                                               --------      --------      --------      --------
                                               $  1,035      $  2,328      $  1,852      $  1,511
                                               ========      ========      ========      ========

Year Ended March 31, 2003:
Allowance for doubtful accounts............    $    403      $    (81)     $   (100)     $    422
Inventory obsolescence.....................       1,108         2,053         2,158         1,003
                                               --------      --------      --------      --------
                                               $  1,511      $  1,972      $  2,058      $  1,425
                                               ========      ========      ========      ========

Year Ended March 31, 2004:
Allowance for doubtful accounts............    $    422      $    (20)     $      -      $    402
Inventory obsolescence.....................       1,003         2,442         2,443         1,002
                                               --------      --------      --------      --------
                                               $  1,425      $  2,422      $  2,443      $  1,404
                                               ========      ========      ========      ========

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

                                       K-V PHARMACEUTICAL COMPANY


Date:  June 14, 2004                   By      /s/  Marc S. Hermelin
       -------                           -------------------------------------
                                           Vice Chairman of the Board and
                                           Chief Executive Officer
                                           (Principal Executive Officer)

Date:  June 14, 2004                    By     /s/  Gerald R. Mitchell
       -------                            ------------------------------------
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

Date:  June 14, 2004                     By    /s/  Marc S. Hermelin
                                           -----------------------------------
                                             Marc S. Hermelin

Date:  June 14, 2004                     By    /s/  Victor M. Hermelin
                                         -------------------------------------
                                             Victor M. Hermelin

Date:  June 14, 2004                     By    /s/  Norman D. Schellenger
                                           -----------------------------------
                                             Norman D. Schellenger

Date:  June 14, 2004                     By    /s/  Alan G. Johnson
                                           -----------------------------------
                                             Alan G. Johnson

Date:  June 14, 2004                     By    /s/  Kevin S. Carlie
                                           -----------------------------------
                                             Kevin S. Carlie

Date:  June 14, 2004                     By    /s/  John P. Isakson
                                            ----------------------------------
                                              John P. Isakson

Date:  June 14, 2004                     By
                                            ----------------------------------
                                              Jean M. Bellin

                                EXHIBIT INDEX

NEEDS TO BE UPDATED

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

     4(m) Sixth Amendment, dated December 20, 2002, to Loan Agreement between the Company and its subsidiaries and LaSalle, which was filed as Exhibit 4(m) to the Company's Annual Report on Form 10-K for the year ended March 31, 2003, is incorporated herein by this reference.

     4(n) Seventh Amendment, dated April 28, 2003, to Loan Agreement between the Company and its subsidiaries and LaSalle, which was filed as Exhibit 4(n) to the Company's Annual Report on Form 10-K for the year ended March 31, 2003, is incorporated herein by this reference.

     4(o) Indenture dated as of May 16, 2003, by and between the Company and Deutsche Bank Trust Company Americas, filed on May 21, 2003, as Exhibit 4.1 to the Company's Current Report on Form 8-K, is incorporated herein by this reference.

     4(p) Registration Rights Agreement dated as of May 16, 2003, by and between the Company and Deutsche Bank Securities, Inc., as representative of the several Purchasers, filed on May 21, 2003 as Exhibit 4.2 to the Company's Current Report on Form 8-K, is incorporated herein by this reference.

     4(q) Eighth Amendment, dated June 30, 2003, to Loan Agreement between the Company and its subsidiaries and LaSalle, filed herewith.

     4(r) Ninth Amendment, dated December 19, 2003, to Loan Agreement between the Company and its subsidiaries and LaSalle, filed herewith.

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

     10(s)* Stock Option Agreement dated as of November 6, 1996, granting a stock option to Alan G. Johnson, which was filed as Exhibit 10(s) to the Company's Annual Report on Form 10-K for the year ended March 31, 2003, is incorporated herein by this reference.

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

     10(v)* Amendment to Lease dated February 17, 1997, for the facility located at 2503 South Hanley Road, St. Louis, Missouri, between the Company as Lessee and Marc S. Hermelin as Lessor, which was filed as Exhibit 10(aa) to the Company's Annual Report on Form 10-K for the year ended March 31, 1997, is incorporated herein by this reference.

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

     10(cc)* Stock Option Agreement dated as of March 31, 1999, granting a stock option to Norman D. Schellenger, which was filed as Exhibit 10(cc) to the Company's Annual Report on Form 10-K for the year ended March 31, 2003, is incorporated herein by this reference.

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

     10(ff)* Stock Option Agreement dated as of October 13, 1999, granting a stock option to Alan G. Johnson, which was filed as Exhibit 10(ff) to the Company's Annual Report on Form 10-K for the year ended March 31, 2003, is incorporated herein by this reference.

     10(gg)* Stock Option Agreement dated as of October 13, 1999, granting a stock option to Alan G. Johnson, which was filed as Exhibit 10(gg) to the Company's Annual Report on Form 10-K for the year ended March 31, 2003, is incorporated herein by this reference.

     10(hh)* Stock Option Agreement dated as of October 13, 1999, granting a stock option to Alan G. Johnson, which was filed as Exhibit 10(hh) to the Company's Annual Report on Form 10-K for the year ended March 31, 2003, is incorporated herein by this reference.

     10(ii)* Stock Option Agreement dated as of October 13, 1999, granting a stock option to Alan G. Johnson, which was filed as Exhibit 10(ii) to the Company's Annual Report on Form 10-K for the year ended March 31, 2003, is incorporated herein by this reference.

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

     10(rr)* Stock Option Agreement dated as of July 26, 2002, granting a stock option to Marc S. Hermelin, which was filed as
                  Exhibit 10(rr) to the Company's Annual Report on Form 10-K for the year ended March 31, 2003, is incorporated herein by this reference.

     10(ss)* Stock Option Agreement dated as of October 21, 2002, granting a stock option to John P. Isakson, which was filed as Exhibit 10(ss) to the Company's Annual Report on Form 10-K for the year ended March 31, 2003, is incorporated herein by this reference.

     10(tt) License Agreement by and between the Company and FemmePharma, Inc., dated as of April 18, 2002, which was filed as Exhibit 10(tt) to the Company's Annual Report on Form 10-K for the year ended March 31, 2003, is incorporated herein by this reference.

     10(uu) Stock Purchase Agreement by and between the Company and FemmePharma, Inc., dated as of April 18, 2002, which was filed as Exhibit 10(uu) to the Company's Annual Report on Form 10-K for the year ended March 31, 2003, is incorporated herein by this reference.

     10(vv) Product Acquisition Agreement by and between the Company and Schwarz Pharma dated as of March 31, 2003, which was filed as Exhibit 10(vv) to the Company's Annual Report on Form 10-K for the year ended March 31, 2003, is incorporated herein by this reference.

     10(ww) Product Acquisition Agreement by and between the Company and Altana Inc. dated as of March 31, 2003, which was filed as Exhibit 10(ww) to the Company's Annual Report on Form 10-K for the year ended March 31, 2003, is incorporated herein by this reference.

     10(xx)* Stock Option Agreement dated as of October 21, 2002, granting a stock option to John P. Isakson, which was filed as Exhibit 10(xx) to the Company's Annual Report on Form 10-K for the year ended March 31, 2003, is incorporated herein by this reference.

     10(yy) Stock Option Agreement dated as of May 30, 2003, granting a stock option to Marc S. Hermelin, filed herewith.

     21           List of Subsidiaries, filed herewith.

     23           Consent of BDO Seidman, LLP, filed herewith.

     31.1 Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to
                  Section 302 of the Sarbanes-Oxley Act of 2002, is filed herewith.

     31.2 Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to
                  Section 302 of the Sarbanes-Oxley Act of 2002, is filed herewith.

     32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

     32.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

*Management contract or compensation plan.