Form 10-Q
period 2004-06-30
KV PHARMACEUTICAL CO /DE/
filed 2004-08-09
CIK 57055

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

                FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004
                                               -------------

                        COMMISSION FILE NUMBER 1-9601
                                               ------

                         K-V PHARMACEUTICAL COMPANY
------------------------------------------------------------------------------
           (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

             DELAWARE                                  43-0618919
   --------------------------               --------------------------------
(STATE OR OTHER JURISDICTION OF           (I.R.S. EMPLOYER IDENTIFICATION NO.)
 INCORPORATION OR ORGANIZATION)

              2503 SOUTH HANLEY ROAD, ST. LOUIS, MISSOURI 63144
------------------------------------------------------------------------------
                  (ADDRESS OR PRINCIPAL EXECUTIVE OFFICES)
                                 (ZIP CODE)

                               (314) 645-6600
------------------------------------------------------------------------------
            (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

      INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS) AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES X NO
                                                             ---   ---

INDICATE BY CHECK MARK WHETHER THE REGISTRANT IS AN ACCELERATED FILER (AS DEFINED IN EXCHANGE ACT RULE 12b-2). YES X NO
                                        ---   ---

               TITLE OF CLASS OF                        NUMBER OF SHARES
                 COMMON STOCK                   OUTSTANDING AS OF JULY 31, 2004
                 ------------                   -------------------------------

CLASS A COMMON STOCK, PAR VALUE $.01 PER SHARE            33,063,051
CLASS B COMMON STOCK, PAR VALUE $.01 PER SHARE            16,104,374

PART I. - FINANCIAL INFORMATION
ITEM 1.      FINANCIAL STATEMENTS

                      K-V PHARMACEUTICAL COMPANY AND SUBSIDIARIES
                           CONSOLIDATED STATEMENTS OF INCOME
                   (Unaudited; in thousands, except per share data)

                                                               THREE MONTHS ENDED
                                                                    JUNE 30,
                                                          ----------------------------
                                                            2004                 2003
                                                          -------              -------

Net revenues................................              $66,087              $59,379
Cost of sales...............................               23,734               20,990
                                                          -------              -------
Gross profit................................               42,353               38,389
                                                          -------              -------

Operating expenses:
    Research and development................                4,624                5,542
    Selling and administrative..............               24,131               17,723
    Amortization of intangible assets.......                1,122                1,111
                                                          -------              -------
Total operating expenses....................               29,877               24,376
                                                          -------              -------

Operating income............................               12,476               14,013
                                                          -------              -------

Other expense (income):
    Interest expense........................                1,446                1,085
    Interest and other income...............                 (513)                (363)
                                                          -------              -------
Total other expense, net....................                  933                  722
                                                          -------              -------

Income before income taxes..................               11,543               13,291
Provision for income taxes..................                3,982                4,718
                                                          -------              -------

Net income..................................              $ 7,561              $ 8,573
                                                          =======              =======

Net income per common share-basic...........                $0.15                $0.16
                                                            =====                =====

Net income per common share-diluted.........                $0.15                $0.17
                                                            =====                =====

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                     K-V PHARMACEUTICAL COMPANY AND SUBSIDIARIES
                                             CONSOLIDATED BALANCE SHEETS
                                          (In thousands, except share data)

                                                                                            JUNE 30,        MARCH 31,
                                                                                              2004            2004
                                                                                              ----            ----
                                                                                           (unaudited)

                                       ASSETS
                                       ------
CURRENT ASSETS:
Cash and cash equivalents............................................................       $218,769        $226,911
Receivables, less allowance for doubtful accounts of $402 and $402
 at June 30, 2004 and March 31, 2004, respectively...................................         67,935          65,872
Inventories, net.....................................................................         53,217          50,697
Prepaid and other assets.............................................................          6,261           6,591
Deferred tax asset...................................................................          6,720           8,037
                                                                                            --------        --------
   Total Current Assets..............................................................        352,902         358,108
Property and equipment, less accumulated depreciation................................         87,685          75,777
Intangible assets and goodwill, net..................................................         80,127          80,809
Other assets.........................................................................         13,454          13,744
                                                                                            --------        --------
TOTAL ASSETS.........................................................................       $534,168        $528,438
                                                                                            ========        ========

                                     LIABILITIES
                                     -----------

CURRENT LIABILITIES:
Accounts payable.....................................................................       $ 12,259        $ 12,650
Accrued liabilities..................................................................         29,029          30,917
Current maturities of long-term debt.................................................          7,976           7,909
                                                                                            --------        --------
   Total Current Liabilities.........................................................         49,264          51,476
Long-term debt.......................................................................        210,497         210,741
Other long-term liabilities..........................................................          3,197           3,122
Deferred tax liability...............................................................          5,644           5,350
                                                                                            --------        --------
TOTAL LIABILITIES....................................................................        268,602         270,689
                                                                                            --------        --------

COMMITMENTS AND CONTINGENCIES

                                SHAREHOLDERS' EQUITY
                                --------------------

7% cumulative convertible Preferred Stock, $.01 par value; $25.00 stated and liquidation value; 840,000 shares authorized; issued and outstanding --
 40,000 shares at June 30, 2004 and March 31, 2004 (convertible into
 Class A shares at a ratio of 8.4375 to one).........................................             --              --
Class A and Class B Common Stock, $.01 par value;150,000,000 and
 75,000,000 shares authorized, respectively;
    Class A - issued 36,122,687 and 36,080,583 at June 30, 2004
     and March 31, 2004, respectively................................................            362             362
    Class B - issued 16,148,214 and 16,148,739 at June 30, 2004 and March 31, 2004,
     respectively (convertible into Class A shares on a one-for-one basis)...........            162             162
Additional paid-in capital...........................................................        126,526         123,828
Retained earnings....................................................................        192,124         184,580
Less: Treasury stock, 3,108,727 shares of Class A and 92,902 shares of Class B
 Common Stock at June 30, 2004, respectively, and 3,035,948 shares of Class A and
 80,142 shares of Class B Common Stock at March 31, 2004, respectively, at cost......        (53,608)        (51,183)
                                                                                            --------        --------
TOTAL SHAREHOLDERS' EQUITY...........................................................        265,566         257,749
                                                                                            --------        --------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY...........................................       $534,168        $528,438
                                                                                            ========        ========

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             K-V PHARMACEUTICAL COMPANY AND SUBSIDIARIES
                               CONSOLIDATED STATEMENTS OF CASH FLOWS
                                      (Unaudited; in thousands)

                                                                                THREE MONTHS ENDED
                                                                                     JUNE 30,
                                                                            -------------------------
                                                                              2004             2003
                                                                            --------         --------
OPERATING ACTIVITIES:
Net income.........................................................         $  7,561         $  8,573
Adjustments to reconcile net income to net cash provided by
 operating activities:
   Depreciation, amortization and other non-cash charges...........            3,341            2,954
   Deferred income tax provision...................................            1,611            2,551
   Deferred compensation...........................................               75               75
Changes in operating assets and liabilities:
   (Increase) decrease in receivables, net.........................           (2,063)          11,193
   Increase in inventories, net....................................           (2,520)          (9,510)
   Increase in prepaid and other assets............................             (123)          (1,183)
   Decrease in accounts payable and accrued........................
    liabilities....................................................           (2,279)          (4,271)
                                                                            --------         --------
Net cash provided by operating activities..........................            5,603           10,382
                                                                            --------         --------

INVESTING ACTIVITIES:
   Purchase of property and equipment, net.........................          (13,757)          (3,552)
   Product acquisition.............................................                -          (14,300)
                                                                            --------         --------
Net cash used in investing activities..............................          (13,757)         (17,852)
                                                                            --------         --------

FINANCING ACTIVITIES:
   Principal payments on long-term debt............................             (244)            (194)
   Dividends paid on preferred stock...............................              (17)            (384)
   Proceeds from issuance of convertible notes.....................                -          194,467
   Purchase of common stock for treasury...........................           (2,425)         (50,000)
   Proceeds from exercise of common stock options..................            2,698            1,202
                                                                            --------         --------
Net cash provided by financing activities..........................               12          145,091
                                                                            --------         --------
(Decrease) increase in cash and cash equivalents...................           (8,142)         137,621
Cash and cash equivalents:
   Beginning of year...............................................          226,911           96,288
                                                                            --------         --------
   End of period...................................................         $218,769         $233,909
                                                                            ========         ========

SUPPLEMENTAL INFORMATION:
   Interest paid...................................................         $  2,677         $    195
   Income taxes paid...............................................              663            6,651

NON-CASH FINANCING ACTIVITY:
   Term loan to finance building purchase..........................                -            8,800


SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                (Dollars in thousands, except per share data)

1.   BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of K-V Pharmaceutical Company ("KV" or the "Company") have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. However, in the opinion of management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations and cash flows for the three-month period ended June 30, 2004 are not necessarily indicative of the results of operations and cash flows that may be expected for the fiscal year ending March 31, 2005. The interim consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2004. The balance sheet information as of March 31, 2004 has been derived from the Company's audited consolidated balance sheet as of that date.

On July 6, 2004, the Company was advised by its independent accountant, BDO Seidman, LLP, that it resigned as the Company's independent accountant effective immediately. On July 13, 2004, the Company filed a Form 8-K disclosing the resignation under Item 4, Change in Registrant's Certifying Accountant. The Company is actively seeking to engage a new independent accountant to serve as its auditor. The accompanying condensed consolidated financial statements have not been reviewed by a successor independent accountant, as required by Rule 10-01(d) of Regulation S-X. The Company will engage its new auditor to review the accompanying condensed consolidated financial statements upon engagement. If the review results in any material change to the condensed consolidated financial statements, the Company will file an amendment to this report reflecting such change.

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

                                                        THREE MONTHS ENDED
                                                             JUNE 30,
                                                      ---------------------
                                                       2004           2003
                                                       ----           ----

          Net income, as reported.................    $7,561         $8,573
          Stock based employee
           compensation expense, net of tax.......      (157)          (169)
                                                      ------         ------
          Pro forma net income....................    $7,404         $8,404
                                                      ======         ======

          Earnings per share:
             Basic - as reported..................    $ 0.15         $ 0.16
             Basic - pro forma....................      0.15           0.16
             Diluted - as reported................      0.15           0.17
             Diluted - pro forma..................      0.15           0.16

The weighted average fair value of the options has been estimated on the date of grant using the following weighted average assumptions for grants during the three months ended June 30, 2004 and 2003, respectively: no dividend yield; expected volatility of 41% and 44%; risk-free interest rate of 3.70% and 2.57% per annum; and expected option terms ranging from 3 to 10 years for both periods. Weighted averages are used because of varying assumed exercise dates.

3.   EARNINGS PER SHARE

     The following table sets forth the computation of basic and diluted earnings per share:

                                                                      THREE MONTHS ENDED
                                                                           JUNE 30,
                                                                   -----------------------
                                                                     2004            2003
                                                                     ----            ----
          Numerator:
             Net income.........................................   $ 7,561         $ 8,573
             Preferred stock dividends..........................       (17)           (384)
                                                                   -------         -------

             Numerator for basic earnings per
              share - income available to common
              shareholders......................................     7,544           8,189

             Effect of dilutive securities:
                Preferred stock dividends.......................        17             384
                                                                   -------         -------

             Numerator for diluted earnings per
              share - income available to common
              shareholders after assumed conversions............   $ 7,561         $ 8,573
                                                                   =======         =======

          Denominator:
             Denominator for basic earnings per
              share - weighted-average shares...................    49,116          49,797
                                                                   -------         -------

             Effect of dilutive securities:
                Employee stock options..........................     1,476           1,664
                Convertible preferred stock.....................       338             338
                                                                   -------         -------

             Dilutive potential common shares...................     1,814           2,002
                                                                   -------         -------
             Denominator for diluted earnings per
              share - adjusted weighted-average shares and
              assumed conversions...............................    50,930          51,799
                                                                   =======         =======

             Basic earnings per share(1) .......................   $  0.15         $  0.16
                                                                   =======         =======
             Diluted earnings per share(1)(2)(3) ...............   $  0.15         $  0.17
                                                                   =======         =======

          (1) The two-class method for Class A and Class B common stock is not presented because the earnings per share are equivalent to the if converted method since dividends were not declared or paid and each class of common stock has equal ownership of the Company.

          (2) Employee stock options to purchase 162,161 and 219,825 shares of common stock at June 30, 2004 and 2003, respectively, were outstanding but not included in the computation of diluted earnings per share because the option exercise price was greater than the average market price of the common shares.

          (3) The effect of 8,691,880 shares related to the assumed conversion of the $200,000 Convertible Subordinated Notes (see Note 7) has been excluded from the computation of diluted earnings per share as the conditions that would permit conversion have not been satisfied.

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

Accruals for sales provisions are presented in the consolidated financial statements as reductions to net revenues and accounts receivable. Sales provisions totaled $24,988 and $21,816 for the three months ended June 30, 2004 and 2003, respectively. The reserve balances related to the sales provisions totaled $19,073 and $20,648 at June 30, 2004 and March 31, 2004, respectively, and are included in "Receivables, less allowance for doubtful accounts" in the accompanying consolidated balance sheets.

5.   INVENTORIES

     Inventories consist of the following:

                                                   JUNE 30, 2004     MARCH 31, 2004
                                                   -------------     --------------

          Finished goods.....................         $31,582           $31,028
          Work-in-process....................           6,302             5,142
          Raw materials......................          16,770            15,529
                                                      -------           -------
                                                       54,654            51,699
          Reserves for obsolescence..........          (1,437)           (1,002)
                                                      -------           -------
                                                      $53,217           $50,697
                                                      =======           =======

Management establishes reserves for potentially obsolete or slow moving inventory based on an evaluation of inventory levels, forecasted demand, and market conditions.

6.   INTANGIBLE ASSETS AND GOODWILL

     Intangible assets and goodwill consist of the following:

                                                     JUNE 30, 2004                  MARCH 31, 2004
                                              --------------------------      --------------------------
                                               GROSS                            GROSS
                                              CARRYING      ACCUMULATED       CARRYING      ACCUMULATED
                                               AMOUNT       AMORTIZATION       AMOUNT       AMORTIZATION
                                               ------       ------------       ------       ------------
Product rights - Micro-K(R)..................  $36,140        $ (9,550)        $36,140        $ (9,099)
Product rights - PreCare(R)..................    8,433          (2,073)          8,433          (1,968)
Trademarks acquired:
     Niferex(R)..............................   14,834            (927)         14,834            (742)
     Chromagen(R)/StrongStart(R)............... 27,642          (1,728)         27,642          (1,382)
License agreements.........................      4,125             -             3,825               -
Trademarks and patents.....................      3,120            (446)          2,980            (411)
                                               -------        --------         -------        --------
  Total intangible assets..................     94,294         (14,724)         93,854         (13,602)
Goodwill...................................        557               -             557               -
                                               -------        --------         -------        --------
                                               $94,851        $(14,724)        $94,411        $(13,602)
                                               =======        ========         =======        ========

As of June 30, 2004, the Company's intangible assets have a weighted average useful life of approximately 20 years. Amortization expense for intangible assets was $1,122 and $1,111 for the three months ended June 30, 2004 and 2003, respectively.

Assuming no additions, disposals or adjustments are made to the carrying values and/or useful lives of the intangible assets, annual amortization expense on product rights, trademarks acquired and other intangible assets is estimated to be approximately $3,509 for the remainder of fiscal 2005 and approximately $4,700 in each of the four succeeding fiscal years.

7.   LONG-TERM DEBT

     Long-term debt consists of the following:

                                                    JUNE 30, 2004     MARCH 31, 2004
                                                    -------------     --------------

          Industrial revenue bonds...............     $    205           $    205
          Notes payable..........................        6,798              6,731
          Building mortgages.....................       11,470             11,714
          Convertible notes......................      200,000            200,000
                                                      --------           --------
                                                       218,473            218,650
          Less current portion...................       (7,976)            (7,909)
                                                      --------           --------
                                                      $210,497           $210,741
                                                      ========           ========

As of June 30, 2004, the Company has a credit agreement with a bank that provides for a revolving line of credit for borrowing up to $65,000. The credit agreement provides for a $40,000 unsecured revolving line of credit along with an unsecured supplemental credit line of $25,000 for financing acquisitions. These credit facilities expire in October 2006 and December 2004, respectively. The revolving credit lines are unsecured and interest is charged at the lower of the prime rate or the one-month LIBOR rate plus 150 basis points. At June 30, 2004, the Company had no cash borrowings outstanding under either credit facility. The credit agreement includes covenants that impose minimum levels of earnings before interest, taxes, depreciation and amortization, a maximum funded debt ratio, a limit on capital expenditures and dividend payments, a minimum fixed charge ratio and a maximum senior leverage ratio. As of June 30, 2004, the Company was in compliance with all of its covenants.

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

8.   SEGMENT REPORTING

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

The following represents information for the Company's reportable operating segments for the three months ended June 30, 2004 and 2003.

                              THREE MONTHS
                                 ENDED        BRANDED     SPECIALTY      SPECIALTY          ALL
                                JUNE 30,      PRODUCTS    GENERICS       MATERIALS         OTHER      ELIMINATIONS    CONSOLIDATED
                                --------      --------    --------       ---------         -----      ------------    ------------

   Net revenues                   2004        $15,919      $45,455        $4,131         $    582       $     -        $ 66,087
                                  2003         14,781       39,455         3,902            1,241             -          59,379

   Segment profit (loss)          2004          1,651       25,627           472          (16,207)            -          11,543
                                  2003          4,843       21,777           317          (13,646)            -          13,291

   Identifiable assets            2004         20,394       76,430         7,667          430,835        (1,158)        534,168
                                  2003         12,328       59,410         8,526          421,787        (1,158)        500,893

   Property and                   2004              -            -             -           13,757             -          13,757
       equipment additions        2003            117            -             5           12,230             -          12,352

   Depreciation and               2004            105           30            35            3,171             -           3,341
       amortization               2003             80           14            35            2,825             -           2,954

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

The Company believes that the jury award and the judgment is excessive and is not sufficiently supported by the facts or the law. The Company is vigorously prosecuting an appeal. The Company and its counsel believe it has meritorious arguments to be raised during the appeal process; however, the Company cannot give any assurance that it will prevail on appeal. As a result of the court's earlier decisions, the Company's results of operations for the quarter ended September 30, 2002 included a provision for potential damages of $16,500, which was reflected in accrued liabilities on the Company's consolidated balance sheet as of June 30, 2004. As discussed above, Healthpoint also requested reimbursement for approximately $1,800 in attorneys' fees in addition to the judgment. In September 2003, the court entered an order specifying the amount of attorneys' fees to be awarded. As a result of this decision, during the quarter ended September 30, 2003, the Company recorded an additional provision of $1,825, which was reflected in accrued liabilities on the Company's consolidated balance sheet as of June 30, 2004.

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

The Company and ETHEX are named as defendants in a case brought by Solvay Pharmaceuticals, Inc. and styled Solvay Pharmaceuticals, Inc. v. ETHEX Corporation, filed in federal court in Minnesota. In general, Solvay alleges that ETHEX's comparative promotion of its Pangestyme(TM) CN 10 and Pangestyme(TM) CN 20 products to Solvay's Creon(R) 10 and Creon(R) 20 products resulted in false advertising and misleading statements under various federal and state laws, and constituted unfair and deceptive trade practices. Discovery has recently become active. The Company believes it has meritorious defenses and will vigorously defend the case; however, it cannot give any assurance that it will prevail.

KV previously distributed several low volume pharmaceutical products that contained phenylpropanolamine, or PPA, and that were discontinued in 2000 and 2001. The Company is presently named a defendant in a product liability lawsuit in federal court in Mississippi involving PPA. The suit originated out of a case, Virginia Madison, et al. v. Bayer Corporation, et al. The original suit was filed on December 23, 2002, but was not served on KV until February 2003. The case was originally filed in the Circuit Court of Hinds County, Mississippi, and was removed to the United States District Court for the Southern District of Mississippi by then co-defendant Bayer Corporation. The case has been transferred to a Judicial Panel on Multi-District Litigation for PPA claims sitting in the Western District of Washington. The claims against the Company have now been segregated into a lawsuit brought by Johnny Fulcher individually and on behalf of the wrongful death beneficiaries of Linda Fulcher, deceased, against KV. It alleges bodily injury, wrongful death, economic injury, punitive damages, loss of consortium and/or loss of services from the use of the Company's distributed pharmaceuticals containing PPA that have since been discontinued and/or reformulated to exclude PPA. In May 2004, the case was dismissed with prejudice by the U.S. District Court for the Western District of Washington for a failure to timely file an individual complaint as required by certain court orders. The plaintiff filed a request for reconsideration which was opposed and subsequently denied by the court in June 2004. In July 2004, the plaintiffs filed a notice of appeal of the dismissal. The Company intends to oppose this appeal. Management believes that the Company may have substantial defenses to the underlying claims, though the ultimate outcome of this case and the potential effect cannot be determined.

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

On or about August 5, 2004, the City of New York filed a lawsuit in U.S. District Court for the Southern District of New York against 44 manufacturers of pharmaceuticals, including ETHEX. The complaint alleges that the defendants inflated the average wholesale prices used to calculate Medicaid reimbursements and that by reporting inflated pricing information they underpaid Medicaid rebates. The case is in its early stages and fact discovery has not yet begun. ETHEX intends to vigorously defend its interests.

It is possible that a number of jurisdictions may have commenced investigations into the generic pharmaceutical industry, at large, regarding pricing and price reporting practices that may or may not have an effect on ETHEX. The Company is involved in various other legal proceedings in the ordinary course of its business. These legal proceedings include various patent infringement actions brought by potential competitors with respect to products the Company proposes to market and for which it has filed Abbreviated New Drug Applications and provided notice of certification required under the provisions of the Hatch-Waxman Act. While it is not feasible to predict the ultimate outcome of such other proceedings, the Company believes that the ultimate outcome of such other proceedings will not have a material adverse effect on its results of operations or financial position. For additional information regarding legal proceedings in which the Company or its subsidiaries are a party, see Item 1 of Part II of this report.

There are uncertainties and risks associated with all litigation and there can be no assurances that the Company will prevail in any particular litigation.

10.  RECENTLY ISSUED ACCOUNTING STANDARDS

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

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This Form 10-Q, including the documents that we incorporate herein by reference, contains various forward-looking statements within the meaning of the United States Private Securities Litigation reform Act of 1995 ("PSLRA"), which may be based on or include assumptions, concerning our operations, future results and prospects. Such statements may be identified by the use of words like "plans," "expect", "aim", "believe", "projects", "anticipate", "commit", "intend", "estimate", "will", "should", "could", and other expressions tht indicate future events and trends.

All statements that address expectations or projections about the future, including without limitation, statements about our strategy for growth, product development, regulatory approvals, market position, expenditures and financial results, are forward-looking statements.

All forward-looking statements are based on current expectations and are subject to risk and uncertainties. In connection with the "safe harbor" provisions, we provide the following cautionary statements identifying important economic, political and technology factors which, among others, could cause the actual results or events to differ materially from those set forth or implied by the forward-looking statements and related assumptions.

Such factors include (but are not limited to) the following: (1) changes in the current and future business environment, including interest rates and capital and consumer spending; (2) the difficulty of predicting FDA approvals; (3) acceptance and demand for new pharmaceutical products; (4) the impact of competitive products and pricing; (5) new product development and launch; (6) reliance on key strategic alliances; (7) the availability of raw materials; (8) the regulatory environment; (9) fluctuations in operating results; (1) the difficulty of predicting the pattern of inventory movements by our customers; (11) the impact of competitive response to our efforts to leverage our branded power with product innovation, promotional programs, and new advertising; (12) risks that we may not ultimately prevail in our Paragraph IV litigation and that any period of exclusivity may not in fact be realized; and (13) the risks detailed from time to time in our filings with the Securities and Exchange Commission.

This discussion is by no means exhaustive, but is designed to highlight important factors that may impact the Company's outlook.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Except for the historical information contained herein, the following discussion contains forward-looking statements that are subject to known and unknown risks, uncertainties, and other factors that may cause our actual results to differ materially from those expressed or implied by those forward-looking statements. These risks, uncertainties and other factors are discussed above under the caption "Cautionary Statement Regarding Forward-Looking Information." In addition, the following discussion and analysis of financial condition and results of operations should be read in conjunction with the consolidated financial statements, the related notes to consolidated financial statements and "Management's Discussion and Analysis of Results of Operations and Financial Condition" included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2004, and the unaudited interim consolidated financial statements and related notes to unaudited interim consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q.

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

RESULTS OF OPERATIONS

Net income decreased $1.0 million, or 11.8%, to $7.6 million for the three months ended June 30, 2004. During the quarter, net revenues increased 11.3% as we experienced sales growth in all three of our operating segments: branded products, specialty generics and specialty materials. The resultant $4.0 million increase in gross profit was more than offset by a $5.5 million increase in operating expenses. The increase in operating expenses was primarily due to an increase in costs associated with the addition of 80 specialty sales representatives and sales management personnel since the year-ago second quarter to support new product initiatives for our branded products segment and an increase in branded marketing expense to continue the better-than-expected performance of our technology-improved anemia product line.

Net Revenues by Segment
-----------------------

                                                    THREE MONTHS ENDED JUNE 30,
                                             -----------------------------------------
                                                                          CHANGE
                                                                     -----------------
  ($ IN THOUSANDS):                           2004        2003         $           %
                                             -------     -------     ------      -----
Branded products                             $15,919     $14,781     $1,138        7.7%
 as % of net revenues                           24.1%       24.9%
Specialty generics                            45,455      39,455      6,000       15.2%
 as % of net revenues                           68.8%       66.4%
Specialty materials                            4,131       3,902        229        5.9%
 as % of net revenues                            6.3%        6.6%
Other                                            582       1,241       (659)     (53.1)%
                                             -------     -------     ------
   Total net revenues                        $66,087     $59,379     $6,708       11.3%

The increase in branded product sales was due primarily to continued market share gains in our women's healthcare family of products and our two hematinic product lines. Branded product sales grew despite the impact on first quarter sales of wholesalers making larger than normal purchases during the fourth quarter of fiscal 2004 in anticipation of annual price increases on branded products. Sales of Gynazole-1(R), our vaginal antifungal cream product, increased 31.0% to $3.9 million during the quarter as our share of the prescription vaginal antifungal cream market increased to 27.9% compared to 18.9% at the end of the first quarter of fiscal 2004. Also included in the women's healthcare family of products is our PreCare(R) product line which contributed $6.2 million of sales during the first quarter. Although sales from the PreCare(R) product line declined 9.3% during the quarter, the PreCare(R) family of products continued to be the leading branded line of prescription prenatal nutritional supplements in the United States as market share for the product line grew to 39.9% at the end of the first quarter of fiscal 2005 compared to 32.5% at the end of the first quarter of fiscal 2004. Also during the quarter, sales from our two hematinic product lines, Chromagen(R) and Niferex(R), increased 35.2% to $3.6 million as both product lines experienced significant growth in new prescriptions filled. Since we introduced technology-improved versions of the hematinic products in the second quarter of fiscal 2004, Chromagen(R) has become the most prescribed branded oral prescription anemia product in the United States. These increases were further supplemented by a $0.3 million, or 13.6%, increase in sales from the cardiovascular product line.

The growth in sales for specialty generics resulted from a $6.0 million increase in sales of products in our cardiovascular product line. The $1.1 million increase in sales experienced by the pain management and prenatal products lines was offset by sales declines in our cough/cold and other product lines. The cardiovascular product line, which comprised 50.2% of specialty generic sales in the first quarter of fiscal 2005, contributed $7.1 million of increased sales volume from existing products, which was offset in part by $1.1 million of product price erosion that resulted from normal and expected pricing pressures on certain cardiovascular products. The sales growth level for specialty generics in the first quarter could have been greater had it not been for later-than-expected ANDA approvals on a number of brand equivalent products that were pending approval at the FDA. We did receive approval late in the first quarter for two strengths of Morphine Sulphate extended release tablets (the generic equivalent to MS Contin(R)) and for Carbidopa Levodopa (the generic equivalent to Sinemet(R)
CR).

The increase in specialty material product sales was primarily due to an increase in new customer business in areas of expanded focus.

The decrease in other revenue resulted primarily from a smaller contract manufacturing customer base due to continued de-emphasis of this lower margin operation in our business strategy.

Gross Profit by Segment
-----------------------

                                                     THREE MONTHS ENDED JUNE 30,
                                             ------------------------------------------
                                                                           CHANGE
                                                                     ------------------
  ($ IN THOUSANDS):                           2004        2003          $           %
                                             -------     -------     -------      -----
Branded products                             $13,983     $12,875     $ 1,108       8.6%
 as % of net revenues                           87.8%       87.1%
Specialty generics                            27,948      23,962       3,986      16.6%
 as % of net revenues                           61.5%       60.7%
Specialty materials                            1,283       1,154         129      11.2%
 as % of net revenues                           31.1%       29.6%
Other                                           (861)        398      (1,259)       NM
                                             -------     -------     -------
   Total gross profit                        $42,353     $38,389     $ 3,964      10.3%
    as % of total net revenues                  64.1%       64.7%

The increase in gross profit was primarily attributable to sales growth experienced by all three of our segments: branded products, specialty generics, and specialty materials. The lower gross profit percentage on a consolidated basis was unfavorably impacted by a decline in other revenue that primarily resulted from a smaller contract manufacturing customer base due to continued de-emphasis of this lower margin operation and higher production costs. The gross profit percentage increase experienced by the branded products segment was primarily due to a March 1, 2004 price increase instituted by Ther-Rx on all of its products. The higher gross profit percentage in the specialty generics segment reflected a favorable shift in the mix of product sales during the quarter toward higher margin cardiovascular products, which comprised a larger percentage of their net revenues.

Research and Development
------------------------

                                                    THREE MONTHS ENDED JUNE 30,
                                             -----------------------------------------
                                                                          CHANGE
                                                                     -----------------
  ($ IN THOUSANDS):                           2004        2003         $           %
                                             -------     -------     ------      -----
Research and development                      $4,624     $ 5,542     $ (918)     (16.6)%
 as % of net revenues                            7.0%        9.3%

The decrease in research and development expense was primarily due to rescheduling the timing of certain clinical studies. Although the level of research and development expense for the quarter was below management's expectation, we still project that research and development costs for fiscal 2005 will increase by approximately 20-30% over fiscal 2004 levels.

Selling and Administrative
--------------------------

                                                    THREE MONTHS ENDED JUNE 30,
                                             -----------------------------------------
                                                                          CHANGE
                                                                     -----------------
  ($ IN THOUSANDS):                           2004        2003         $           %
                                             -------     -------     ------       ----
Selling and administrative                   $24,131     $17,723     $6,408       36.2%
 as % of net revenues                           36.5%       29.8%

The increase in selling and administrative expense was due primarily to greater personnel expenses resulting from an increase in management personnel coupled with expansion of the branded sales force by 80 specialty sales representatives and sales management personnel since the year-ago second quarter, an increase in rent, depreciation and utilities associated with recently added facilities, an increase in branded marketing expense commensurate with the growth of the segment and to support the on-going promotion of technology-improved versions of the Chromagen(R) and Niferex(R) products we acquired at the end of fiscal 2003, and higher insurance costs related to the growth of our business and escalating insurance rates. We also experienced an increase in legal expense due to an increase in litigation activity, which included various patent infringement actions brought by potential competitors with respect to products we propose to market and for which we have filed Abbreviated New Drug Applications (ANDA) and provided notice of certification required under the provisions of the Hatch-Waxman Act.

We anticipate that selling and administrative expense for the remainder of fiscal 2005 could increase by as much as 30% to 40% over fiscal 2004 levels due to a full year of our most recent sales force expansion to more than 220 sales representatives, continued expected increases in litigation expenses associated with ANDA patent challenges, and the expected approval and launch of a new women's healthcare branded product planned for the second half of fiscal 2005. To the extent the approval of this product by the FDA is delayed, anticipated expense spending levels in the latter half of the year would be diminished.

Interest Expense
----------------

                                                   THREE MONTHS ENDED JUNE 30,
                                             ---------------------------------------
                                                                         CHANGE
                                                                     ---------------
  ($ IN THOUSANDS):                            2004        2003        $          %
                                              ------      ------      ----      ----
Interest expense                              $1,446      $1,085      $361      33.3%

The increase in interest expense resulted primarily from a full quarter's interest accrual on the $200.0 million of Convertible Subordinated Notes issued in May 2003.

Interest and Other Income
-------------------------

                                                   THREE MONTHS ENDED JUNE 30,
                                             ----------------------------------------
                                                                          CHANGE
                                                                     ----------------
  ($ IN THOUSANDS):                           2004        2003         $          %
                                              ----        ----        ----       ----
Interest and other income                     $513        $363        $150       41.3%

The increase in interest and other income was primarily due to the impact of a full quarter's investment of the $144.2 million of net proceeds from the May 2003 Convertible Subordinated Notes offering in short-term, highly liquid investments.

Provision for Income Taxes
--------------------------

                                                   THREE MONTHS ENDED JUNE 30,
                                             ---------------------------------------
                                                                         CHANGE
                                                                     ---------------
  ($ IN THOUSANDS):                            2004       2003          $        %
                                              ------     ------       -----    -----
Provision for income taxes                    $3,982     $4,718       $(736)   (15.6)%
 effective tax rate                             34.5%      35.5%

The decrease in the provision for income taxes resulted primarily from a corresponding decrease in income before taxes. The decline in the effective tax rate was due to the impact of various tax planning initiatives, coupled with the generation of income tax credits at both the Federal and state levels.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents and working capital were $218.8 million and $303.6 million, respectively, at June 30, 2004, compared to $226.9 million and $306.6 million, respectively, at March 31, 2004. Internally generated funds from product sales continued to be the primary source of operating capital used in the funding of our businesses. The net cash flow from operating activities was $5.6 million for the first quarter of fiscal 2005. Cash flow from operations was favorably impacted by net income adjusted for non-cash items, offset in part by a decline in reserve balances associated with sales returns and allowances, an increase in inventories due to increased production in anticipation of continued sales growth and new product launches and a reduction in current liabilities related primarily to the timing of payments.

Net cash flow used in investing activities consisted of capital expenditures of $13.8 million for the three months ended June 30, 2004 compared to $3.6 million for the corresponding prior year period, which excluded the $8.8 million cost of a building we purchased in April 2003 with proceeds from a term loan. Capital expenditures during the first quarter of fiscal 2005 were primarily for purchasing machinery and equipment to upgrade and expand our pharmaceutical manufacturing and distribution capabilities, and for other building renovation projects. Other investing activities for the corresponding prior year quarter also included a cash payment of $14.3 million made in April 2003 for the Niferex(R) product line. We continue to expect our capital expenditures in fiscal 2005 to increase by up to $50.0 million as we ramp up our manufacturing, distribution and laboratory capabilities and expand other facilities needed for planned growth over the next five to seven years.

Our debt balance was $218.5 million at June 30, 2004 compared to $218.7 million at March 31, 2004. In May 2003, we issued $200.0 million in Convertible Subordinated Notes that are convertible, under certain circumstances, into shares of our Class A Common Stock at an initial conversion price of $23.01 per share. The Convertible Subordinated Notes bear interest at a rate of 2.50% and mature on May 16, 2033. We are also obligated to pay contingent interest at a rate equal to 0.5% per annum during any six-month period commencing May 16, 2006, if the average trading price of the Notes per $1,000 principal amount for the five trading day period ending on the third trading day immediately preceding the first day of the applicable six-month period equals $1,200 or more. We may redeem some or all of the Convertible Subordinated Notes at any time on or after May 21, 2006, at a redemption price, payable in cash, of 100% of the principal amount of the Convertible Subordinated Notes, plus accrued and unpaid interest (including contingent interest, if any) to the date of redemption. Holders may require us to repurchase all or a portion of their Convertible Subordinated Notes on May 16, 2008, 2013, 2018, 2023 and 2028, or upon a change in control, as defined in the indenture governing the Convertible Subordinated Notes, at 100% of the principal amount of the Convertible Subordinated Notes, plus accrued and unpaid interest (including contingent interest, if any) to the date of repurchase, payable in cash. The Convertible Subordinated Notes are subordinate to all of our existing and future senior obligations.

We have a credit agreement with a bank that provides for a revolving line of credit for borrowing up to $65 million. The credit agreement provides for a $40 million unsecured revolving line of credit along with an unsecured supplemental credit line of $25 million for financing acquisitions. The $40 million unsecured revolving line of credit expires in October 2006 and the unsecured supplemental credit line of $25 million expires in December 2004. At June 30, 2004, we had no cash borrowings outstanding under either credit facility.

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

Revenue and Provision for Sales Returns and Allowances. When we sell our
------------------------------------------------------
products, we reduce the amount of revenue we recognize from such sale by an estimate of future product returns and sales allowances. Sales allowances include cash discounts, rebates, chargebacks, and other similar expected future payments relating to product sold in the current period. Factors that are considered in our estimates of future product returns and sales allowances include historical payment experience in relationship to revenues, estimated customer inventory levels, and current contract prices and terms with both direct and indirect customers. If actual future payments for product returns and sales allowances exceed the estimates we made at the time of sale, our financial position, results of operations and cash flows would be negatively impacted.

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

Allowance for Inventories. Inventories consist of finished goods held for
-------------------------
distribution, raw materials and work in process. Our inventories are stated at the lower of cost or market, with cost determined on the first-in, first-out basis. In evaluating whether inventory is to be stated at the lower of cost or market, we consider such factors as the amount of inventory on hand and in the distribution channel, estimated time required to sell existing inventory, remaining shelf life and current and expected market conditions, including levels of competition. We establish reserves, when necessary, for slow-moving and obsolete inventories based upon our historical experience and management's assessment of current product demand.

Intangible Assets and Goodwill. Our intangible assets consist of product
------------------------------
rights, license agreements and trademarks resulting from product acquisitions and legal fees and similar costs relating to the development of patents and trademarks. Intangible assets that are acquired are stated at cost, less accumulated amortization, and are amortized on a straight-line basis over their estimated useful lives. Upon approval, costs associated with the development of patents and trademarks are amortized on a straight-line basis over estimated useful lives ranging from five to 17 years. We determine amortization periods for intangible assets that are acquired based on our assessment of various factors impacting estimated useful lives and cash flows of the acquired products. Such factors include the product's position in its life cycle, the existence or absence of like products in the market, various other competitive and regulatory issues, and contractual terms. Significant changes to any of these factors may result in a reduction in the intangible asset's useful life and an acceleration of related amortization expense.

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

Advances to us under our credit facilities bear interest at a rate that varies consistent with increases or decreases in the publicly announced prime rate and/or the LIBOR rate with respect to LIBOR-related loans, if any. A material increase in such rates could significantly increase borrowing expenses. We did not have any cash borrowings under our credit facilities at June 30, 2004.

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

There have been no significant changes in our internal control over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting in the first quarter of fiscal year 2005.

PART II. - OTHER INFORMATION
ITEM 1.   LEGAL PROCEEDINGS

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

We believe that the jury award and judgment is excessive and is not sufficiently supported by the facts or the law. We are vigorously prosecuting an appeal. We and our counsel believe that there are meritorious arguments to be raised during the appeal process; however, we cannot give any assurance that we will prevail on appeal. As a result of the court's earlier decisions, our results of operations for the quarter ended September 30, 2002 included a provision for potential damages of $16.5 million, which was reflected in accrued liabilities on our consolidated balance sheet as of June 30, 2004. As discussed above, Healthpoint also requested reimbursement for approximately $1.8 million in attorneys' fees in addition to the judgment. In September 2003, the court entered an order specifying the amount of attorneys' fees to be awarded. As a result of this decision, we recorded, during the quarter ended September 30, 2003, an additional provision of $1.8 million, which was reflected in accrued liabilities on our consolidated balance sheet as of June 30, 2004.

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

The Company and ETHEX are named as defendants in a case brought by Solvay Pharmaceuticals, Inc and styled Solvay Pharmaceuticals, Inc. v. ETHEX Corporation, filed in federal court in Minnesota. In general, Solvay alleges that ETHEX's comparative promotion of its Pangestyme(TM) CN 10 and Pangestyme(TM) CN 20 products to Solvay's Creon(R) 10 and Creon(R) 20 products resulted in false advertising and misleading statements under various federal and state laws, and constituted unfair and deceptive trade practices. Discovery has recently become active. The Company believes it has meritorious defenses and will vigorously defend the case; however, it cannot give any assurance that it will prevail.

We previously distributed several low-volume pharmaceutical products that contained phenylpropanolamine, or PPA, and that were discontinued in 2000 and 2001. We are presently named as a defendant in a product liability lawsuit in federal court in Mississippi involving PPA. The suit originated out of a case, Virginia Madison, et al. v. Bayer Corporation, et al. The original suit was filed on December 23, 2002, but was not served on us until February 2003. The case was originally filed in the Circuit Court of Hinds County, Mississippi, and was removed to the United States District Court for the Southern District of Mississippi by then co-defendant Bayer Corporation. The case has been transferred to a Judicial Panel on Multi-District Litigation for PPA claims sitting in the Western District of Washington. The claims against us have now been segregated into a lawsuit brought by Johnny Fulcher individually and on behalf of the wrongful death beneficiaries of Linda Fulcher, deceased, against KV. It alleges bodily injury, wrongful death, economic injury, punitive damages, loss of consortium and/or loss of services from the use of our distributed pharmaceuticals containing PPA that have since been discontinued and/or reformulated to exclude PPA. In May 2004, the case was dismissed with prejudice by the U.S. District Court for the Western District of Washington for a failure to timely file an individual complaint as required by certain court orders. The plaintiff filed a request for reconsideration which was opposed and subsequently denied by the court in June 2004. In July 2004, the plaintiffs filed a notice of appeal of the dismissal. We intend to oppose this appeal. Management believes that the Company may have substantial defenses to the underlying claims, though the ultimate outcome of this case and the potential effect cannot be determined.

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

On or about August 5, 2004, the City of New York filed a lawsuit in U.S. District Court for the Southern District of New York against 44 manufacturers of pharmaceuticals, including ETHEX. The complaint alleges that the defendants inflated the average wholesale prices used to calculate Medicaid reimbursements and that by reporting inflated pricing information they underpaid Medicaid rebates. The case is in its early stages and fact discovery has not yet begun. ETHEX intends to vigorously defend its interests.

It is possible that a number of jurisdictions may have commenced investigations into the generic pharmaceutical industry, at large, regarding pricing and price reporting practices that may or may not have an effect on ETHEX. We are involved in various other legal proceedings in the ordinary course of business. These legal proceedings include various patent infringement actions brought by potential competitors with respect to products we propose to market and for which we have filed Abbreviated New Drug Applications and provided notice of certification required under the provisions of the Hatch-Waxman Act.

While it is not feasible to predict the ultimate outcome of such other proceedings, we believe that the ultimate outcome of such other proceedings will not have a material adverse effect on our results of operations or financial position.

There are uncertainties and risks associated with all litigation and there can be no assurances that we will prevail in any particular litigation.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          a)  Exhibits. See Exhibit Index.

          b)  Reports on Form 8-K.
                     None

                                 SIGNATURES
                                 ----------

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            K-V PHARMACEUTICAL COMPANY

Date: August 9, 2004                    By  /s/  Marc S. Hermelin
                                            ------------------------------
                                            Marc S. Hermelin
                                            Vice Chairman of the Board and
                                            Chief Executive Officer
                                            (Principal Executive Officer)

Date: August 9, 2004                    By  /s/  Gerald R. Mitchell
                                            ------------------------------
                                            Gerald R. Mitchell
                                            Vice President, Treasurer and
                                            Chief Financial Officer
                                            (Principal Financial and
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