Form 10-Q/A
period 2004-06-30
KV PHARMACEUTICAL CO /DE/
filed 2004-11-09
CIK 57055

                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

- ----------------------------------------------------------------------------

                                 FORM 10-Q/A
           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

- ----------------------------------------------------------------------------

                FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004


                        COMMISSION FILE NUMBER 1-9601
                                               ------


                         K-V PHARMACEUTICAL COMPANY
                         --------------------------
           (Exact Name of Registrant As Specified In Its Charter)

                DELAWARE                               43-0618919
                --------                               ----------
    (State or other Jurisdiction of        (I.R.S. Employer Identification No.)
    Incorporation or Organization)

              2503 SOUTH HANLEY ROAD, ST. LOUIS, MISSOURI  63144
              --------------------------------------------------
              (Address of Principal Executive Offices) (Zip Code)

                               (314) 645-6600
                               --------------
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



EXPLANATORY NOTE: This amended Form 10-Q does not reflect any changes to the Consolidated Statements of Income, Consolidated Balance Sheets or Consolidated Statements of Cash Flows as previously reported on Form 10-Q filed by K-V Pharmaceutical Company ("KV" or the "Company") on August 9, 2004 for the three months ended June 30, 2004 except as described below. The Company has filed this amended Form 10-Q for the following reasons:

         1. The original consolidated financial statements filed on August 9, 2004 had not been reviewed by independent accountants as required by Rule 10-01(d) of Regulation S-X, due to the resignation of the Company's former independent accountants in July 2004. As reported on Form 8-K, on August 17, 2004 the Company engaged KPMG LLP ("KPMG") to review the original consolidated financial statements filed on August 9, 2004.

         2. The Company has adopted the guidance in EITF 03-06, Participating Securities and the Two-Class Method under FASB Statement No. 128, in this amended Form 10-Q. (See Footnote No. 10, Recently Issued Accounting Standards, in this amended Form 10-Q). The consensus required the use of the two-class method in the calculation and disclosure of basic earnings per share and provided guidance on the allocation of earnings and losses for purposes of calculating basic earnings per share. The adoption of EITF 03-06 resulted in the presentation in the Consolidated Statements of Income and in the Earnings per Share footnote (Footnote No. 3 in this amended Form 10-Q) of basic earnings per share for each of the Company's Class A and Class B common stock for all periods presented. Undistributed earnings for the period have been allocated to each class of common stock based on the contractual participation rights of each class of security. Holders of Class A common stock are entitled to receive dividends per share equal to 120% of the dividends per share paid on the Class B common stock. There was no impact to diluted earnings per share as reported.

         3. On September 2, 2004, the Company settled its lawsuit with Healthpoint, Ltd. The terms of the settlement are described in the Subsequent Event Footnote No. 11 to this amended Form 10-Q.


PART I.  - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                    K-V PHARMACEUTICAL COMPANY AND SUBSIDIARIES
                                         CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED; IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                            THREE MONTHS ENDED
                                                                                                 JUNE 30,
                                                                                        ---------------------------
                                                                                           2004             2003
                                                                                        ---------         ---------
Net revenues...........................................................                 $  66,087         $  59,379
Cost of sales..........................................................                    23,734            20,990
                                                                                        ---------         ---------

Gross profit...........................................................                    42,353            38,389
                                                                                        ---------         ---------

Operating expenses:
     Research and development..........................................                     4,624             5,542
     Selling and administrative........................................                    24,131            17,723
     Amortization of intangible assets.................................                     1,122             1,111
                                                                                        ---------         ---------

Total operating expenses...............................................                    29,877            24,376
                                                                                        ---------         ---------

Operating income.......................................................                    12,476            14,013
                                                                                        ---------         ---------

Other expense (income):
     Interest expense..................................................                     1,446             1,085
     Interest and other income.........................................                      (513)             (363)
                                                                                        ---------         ---------

Total other expense, net...............................................                       933               722
                                                                                        ---------         ---------

Income before income taxes.............................................                    11,543            13,291
Provision for income taxes.............................................                     3,982             4,718
                                                                                        ---------         ---------

Net income.............................................................                 $   7,561         $   8,573
                                                                                        =========         =========

Net income per common share-basic
     Class A common stock..............................................                 $    0.16         $    0.17
     Class B common stock..............................................                 $    0.14         $    0.14
Net income per common share-diluted....................................                 $    0.15         $    0.17


SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                    K-V PHARMACEUTICAL COMPANY AND SUBSIDIARIES
                                            CONSOLIDATED BALANCE SHEETS
                                         (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                        JUNE 30,          MARCH 31,
                                                                                          2004              2004
                                                                                        ---------         ---------
                                                                                       (unaudited)

                                 ASSETS
                                 ------
CURRENT ASSETS:
Cash and cash equivalents..............................................                 $ 218,769         $ 226,911
Receivables, less allowance for doubtful accounts of $402 and $402
   at June 30, 2004 and March 31, 2004, respectively...................                    67,935            65,872
Inventories, net.......................................................                    53,217            50,697
Prepaid and other assets...............................................                     6,261             6,591
Deferred tax asset.....................................................                     6,720             8,037
                                                                                        ---------         ---------

     Total Current Assets..............................................                   352,902           358,108
Property and equipment, less accumulated depreciation..................                    87,685            75,777
Intangible assets and goodwill, net....................................                    80,127            80,809
Other assets...........................................................                    13,454            13,744
                                                                                        ---------         ---------

TOTAL ASSETS...........................................................                 $ 534,168         $ 528,438
                                                                                        =========         =========

                               LIABILITIES
                               -----------

CURRENT LIABILITIES:
Accounts payable.......................................................                 $  12,259         $  12,650
Accrued liabilities....................................................                    29,029            30,917
Current maturities of long-term debt...................................                     7,976             7,909
                                                                                        ---------         ---------

     Total Current Liabilities.........................................                    49,264            51,476
Long-term debt.........................................................                   210,497           210,741
Other long-term liabilities............................................                     3,197             3,122
Deferred tax liability.................................................                     5,644             5,350
                                                                                        ---------         ---------

TOTAL LIABILITIES......................................................                   268,602           270,689
                                                                                        ---------         ---------


COMMITMENTS AND CONTINGENCIES

                          SHAREHOLDERS' EQUITY
                          --------------------

7% cumulative convertible Preferred Stock, $.01 par value; $25.00 stated
   and liquidation value; 840,000 shares authorized; issued and outstanding -- 40,000 shares at June 30, 2004 and March 31, 2004
   (convertible into Class A shares at a ratio of 8.4375 to one).......                        --                --
Class A and Class B Common Stock, $.01 par value; 150,000,000 and
   75,000,000 shares authorized, respectively;
     Class A - issued 36,122,687 and 36,080,583 at June 30, 2004
       and March 31, 2004, respectively................................                       362               362
     Class B - issued 16,148,214 and 16,148,739 at June 30, 2004 and
       March 31, 2004, respectively (convertible into Class A shares on
       a one-for-one basis)............................................                       162               162
Additional paid-in capital.............................................                   126,526           123,828
Retained earnings......................................................                   192,124           184,580
Less: Treasury stock, 3,108,727 shares of Class A and 92,902 shares of
   Class B Common Stock at June 30, 2004, respectively, and 3,035,948 shares of Class A and 80,142 shares of Class B Common Stock at March
   31, 2004, respectively, at cost.....................................                   (53,608)          (51,183)
                                                                                        ---------         ---------
TOTAL SHAREHOLDERS' EQUITY.............................................                   265,566           257,749
                                                                                        ---------         ---------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY.............................                 $ 534,168         $ 528,438
                                                                                        =========         =========


SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                    K-V PHARMACEUTICAL COMPANY AND SUBSIDIARIES
                                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                             (UNAUDITED; IN THOUSANDS)

                                                                                            THREE MONTHS ENDED
                                                                                                 JUNE 30,
                                                                                        ---------------------------
                                                                                           2004             2003
                                                                                        ---------         ---------
OPERATING ACTIVITIES:
Net income.............................................................                 $   7,561         $   8,573
Adjustments to reconcile net income to net cash provided by
  operating activities:
     Depreciation, amortization and other non-cash charges.............                     3,341             2,954
     Deferred income tax provision.....................................                     1,611             2,551
     Deferred compensation.............................................                        75                75
Changes in operating assets and liabilities:
     (Increase) decrease in receivables, net...........................                    (2,063)           11,193
     Increase in inventories, net......................................                    (2,520)           (9,510)
     Increase in prepaid and other assets..............................                      (123)           (1,183)
     Decrease in accounts payable and accrued
       liabilities.....................................................                    (2,279)           (4,271)
                                                                                        ---------         ---------

Net cash provided by operating activities..............................                     5,603            10,382
                                                                                        ---------         ---------
INVESTING ACTIVITIES:
     Purchase of property and equipment, net...........................                   (13,757)           (3,552)
     Product acquisition...............................................                        --           (14,300)
                                                                                        ---------         ---------

Net cash used in investing activities..................................                   (13,757)          (17,852)
                                                                                        ---------         ---------

FINANCING ACTIVITIES:
     Principal payments on long-term debt..............................                      (244)             (194)
     Dividends paid on preferred stock.................................                       (17)             (384)
     Proceeds from issuance of convertible notes.......................                        --           194,467
     Purchase of common stock for treasury.............................                    (2,425)          (50,000)
     Proceeds from exercise of common stock options....................                     2,698             1,202
                                                                                        ---------         ---------

Net cash provided by financing activities..............................                        12           145,091
                                                                                        ---------         ---------

(Decrease) increase in cash and cash equivalents.......................                    (8,142)          137,621
Cash and cash equivalents:
     Beginning of year.................................................                   226,911            96,288
                                                                                        ---------         ---------

     End of period.....................................................                 $ 218,769         $ 233,909
                                                                                        =========         =========


SUPPLEMENTAL INFORMATION:
     Interest paid.....................................................                 $   2,677         $     195
     Income taxes paid.................................................                       663             6,651

NON-CASH FINANCING ACTIVITY:
     Term loan to finance building purchase............................                        --             8,800


SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)



1.       BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. However, in the opinion of management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations and cash flows for the three-month period ended June 30, 2004 are not necessarily indicative of the results of operations and cash flows that may be expected for the fiscal year ending March 31, 2005. The interim consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2004. The balance sheet information as of March 31, 2004 has been derived from the Company's audited consolidated balance sheet as of that date.

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

                                                                        THREE MONTHS ENDED
                                                                            JUNE 30,
                                                              -----------------------------------
                                                                   2004                 2003
           Net income, as reported........................      $   7,561             $   8,573
           Deduct: Stock based employee
              compensation expense, included in reported
              net income, net of related tax effects......           (157)                 (169)
                                                                ---------             ---------

           Pro forma net income...........................      $   7,404             $   8,404
                                                                =========             =========

           Earnings per share:
                Basic Class A common - as reported.........      $    0.16             $    0.17
                Basic Class A common - pro forma...........           0.16                  0.17
                Basic Class B common - as reported.........           0.14                  0.14
                Basic Class B common - pro forma...........           0.13                  0.14
                Diluted - as reported......................           0.15                  0.17
                Diluted - pro forma........................           0.15                  0.16

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

3.       EARNINGS PER SHARE

         The following table sets forth the computation of basic and diluted earnings per share:

                                                                                        THREE MONTHS ENDED
                                                                                             JUNE 30,
                                                                                    --------------------------
                                                                                      2004              2003
                                                                                    ---------        ---------
              Undistributed Earnings
                  Net income - diluted EPS...................................       $   7,561        $   8,573
                  Less - preferred dividends.................................             (17)            (384)
                                                                                    ---------        ---------
                  Undistributed earnings - basic EPS.........................       $   7,544        $   8,189
                                                                                    ---------        ---------

              Allocation of undistributed earnings
                    Class A common stock.....................................       $   5,368        $   5,896
                    Class B common stock.....................................           2,176            2,293
                                                                                    ---------        ---------
                                                                                    $   7,544        $   8,189
                                                                                    ---------        ---------
              Weighted average shares outstanding - basic
                    Class A common stock.....................................          33,048           33,958
                    Class B common stock.....................................          16,068           15,840
                                                                                       ------           ------
                                                                                       49,116           49,798
                                                                                       ------           ------

              Effect of dilutive securities
                    Employee stock options...................................           1,495            1,664
                    Convertible preferred....................................             338              338
                                                                                        -----            -----
                                                                                        1,833            2,002
                                                                                        -----            -----

              Weighted average shares outstanding - diluted..................          50,949           51,800

              Basic earnings per share
                    Class A common stock.....................................       $    0.16        $    0.17
                    Class B common stock.....................................            0.14             0.14

              Diluted earnings per share (1), (2)............................            0.15             0.17

              ----------------------

              (1) Employee stock options to purchase 162,161 and 219,825 shares of common stock at June 30, 2004 and 2003, respectively, were outstanding but not included in the computation of diluted earnings per share because the option exercise price was greater than the average market price of the common shares.

              (2) The effect of 8,691,880 shares related to the assumed
                  conversion of the $200,000 Convertible Subordinated Notes (see Note 7) has been excluded from the computation of diluted earnings per share as the conditions that would permit conversion have not been satisfied.

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




5.       INVENTORIES

         Inventories consist of the following:

                                                               JUNE 30, 2004          MARCH 31, 2004
                                                               -------------          --------------
           Finished goods.................................      $   31,582              $   31,028
           Work-in-process................................           6,302                   5,142
           Raw materials..................................          16,770                  15,529
                                                                ----------              ----------

                                                                    54,654                  51,699
           Reserves for obsolescence......................          (1,437)                 (1,002)
                                                                ----------              ----------

                                                                $   53,217              $   50,697
                                                                ==========              ==========

Management establishes reserves for potentially obsolete or slow moving inventory based on an evaluation of inventory levels, forecasted demand, and market conditions.

6.       INTANGIBLE ASSETS AND GOODWILL

         Intangible assets and goodwill consist of the following:

                                                           JUNE 30, 2004                    MARCH 31, 2004
                                                   ---------------------------       ----------------------------
                                                     GROSS                             GROSS
                                                   CARRYING        ACCUMULATED       CARRYING         ACCUMULATED
                                                    AMOUNT        AMORTIZATION        AMOUNT         AMORTIZATION
                                                    ------        ------------        ------         ------------

Product rights - Micro-K(R).................       $ 36,140        $ (9,550)         $ 36,140          $ (9,099)
Product rights - PreCare(R).................          8,433          (2,073)            8,433            (1,968)
Trademarks acquired:
     Niferex(R).............................         14,834            (927)           14,834              (742)
     Chromagen(R)/StrongStart(R)............         27,642          (1,728)           27,642            (1,382)
License agreements..........................          4,125              --             3,825                --
Trademarks and patents......................          3,120            (446)            2,980              (411)
                                                   --------        --------          --------          --------

   Total intangible assets..................         94,294         (14,724)           93,854           (13,602)
Goodwill....................................            557              --               557                --
                                                   --------        --------          --------          --------

                                                   $ 94,851        $(14,724)         $ 94,411          $(13,602)
                                                   ========        ========          ========          ========

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


7.       LONG-TERM DEBT

         Long-term debt consists of the following:

                                                               JUNE 30, 2004          MARCH 31, 2004
                                                               -------------          --------------
           Industrial revenue bonds.......................     $        205           $        205
           Notes payable..................................            6,798                  6,731
           Building mortgages.............................           11,470                 11,714
           Convertible notes..............................          200,000                200,000
                                                               ------------           ------------

                                                                    218,473                218,650
           Less current portion...........................           (7,976)                (7,909)
                                                               ------------           ------------

                                                               $    210,497           $    210,741
                                                               ============           ============

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

                      THREE MONTHS
                          ENDED       BRANDED     SPECIALTY    SPECIALTY       ALL
                        JUNE 30,     PRODUCTS     GENERICS     MATERIALS      OTHER    ELIMINATIONS    CONSOLIDATED
                        --------     --------     --------     ---------      -----    ------------    ------------
Net revenues               2004       $15,919      $45,455       $ 4,131    $    582      $    --       $66,087
                           2003        14,781       39,455         3,902       1,241           --        59,379

Segment profit (loss)      2004         1,651       25,627           472     (16,207)          --        11,543
                           2003         4,843       21,777           317     (13,646)          --        13,291

Identifiable assets        2004        20,394       76,430         7,667     430,835       (1,158)      534,168
                           2003        12,328       59,410         8,526     421,787       (1,158)      500,893

Property and               2004            --           --            --      13,757           --        13,757
   equipment additions     2003           117           --             5      12,230           --        12,352

Depreciation and           2004           105           30            35       3,171           --         3,341
   amortization            2003            80           14            35       2,825           --         2,954

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

The Company believes that the jury award and the judgment is excessive and is not sufficiently supported by the facts or the law. The Company is vigorously prosecuting an appeal. The Company and its counsel believe it has meritorious arguments to be raised during the appeal process; however, the Company cannot give any assurance that it will prevail on appeal. As a result of the court's earlier decisions, the Company's results of operations for the quarter ended September 30, 2002 included a provision for potential damages of $16,500, which is reflected in accrued liabilities on the Company's consolidated balance sheet as of June 30, 2004. As discussed above, Healthpoint also requested reimbursement for approximately $1,800 in attorneys' fees in addition to the judgment. In September 2003, the court entered an order specifying the amount of attorneys' fees to be awarded. As a result of this decision, during the quarter ended September 30, 2003, the Company recorded an additional provision of $1,825, which is reflected in accrued liabilities on the Company's consolidated balance sheet as of June 30, 2004.

The Company and ETHEX are named as defendants in a second lawsuit brought by Healthpoint and others styled Healthpoint Ltd. v. ETHEX Corporation, filed in federal court in San Antonio, Texas. In general, the plaintiffs allege that ETHEX's comparative promotion of its Ethezyme(TM) 830 to Healthpoint's Accuzyme(R) product resulted in false advertising and misleading statements under various federal and state laws, and constituted unfair competition and misappropriation of trade secrets. The case has been inactive for several years. Discovery has resumed and the case is expected to proceed to trial in August, 2004. The Company believes it has meritorious defenses and will vigorously defend the case; however, it cannot give any assurance that it will prevail.

The Company and ETHEX are named as defendants in a case brought by CIMA LABS, Inc. and Schwarz Pharma, Inc. and styled CIMA LABS, Inc. et. al. v. KV Pharmaceutical Company et. al. filed in federal court in Minnesota. It is alleged that the Company and ETHEX infringe on a CIMA patent in connection with the manufacture and sale of Hyoscyamine Sulfate Orally Dissolvable Tablets, 0.125 mg. The court has denied the plaintiff's motion for a preliminary injunction, which allows ETHEX to continue marketing the product during the pendency of the subject lawsuit and calls into question CIMA's and Schwarz's ability to prevail in the lawsuit. Discovery is active. The Company believes it has meritorious defenses and will vigorously defend the case; however, it cannot give any assurance that it will prevail.

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

In March 2004, the Emerging Issues Task Force completed its discussion of and provided consensus guidance on Issue 03-06, Participating Securities and the Two-Class Method under FASB Statement No. 128, Earnings per Share. The consensus interpreted the definition of a "participating security", required the use of the two-class method in the calculation and disclosure of basic earnings per share for companies with participating securities or more than one class of common stock, and provided guidance on the allocation of earnings and losses for purposes of calculating basic earnings per share. Since the Company has two classes of common stock, this consensus has been applied in the calculation of basic earnings per share for all periods presented. There was no impact to diluted earnings per share as reported.

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

11.  SUBSEQUENT EVENT

In a previously disclosed commercial dispute dating to September 2000, the Company and Healthpoint settled all claims on September 2, 2004, for a $16,500 payment by the Company. The settlement amount was previously fully reserved and therefore will have no negative impact on the Company's earnings.


This resolution clears all pending claims between KV and Healthpoint without admission of any liability. The settlement was reached to avoid the distraction, costs and uncertainties of continued litigation.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This Form 10-Q, including the documents that we incorporate herein by reference, contains various forward-looking statements within the meaning of the United States Private Securities Litigation Reform Act of 1995 ("PSLRA"), which may be based on or include assumptions, concerning our operations, future results and prospects. Such statements may be identified by the use of words like "plans", "expect", "aim", "believe", "projects", "anticipate", "commit", "intend", "estimate", "will", "should", "could", and other expressions that indicate future events and trends.

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

Such factors include (but are not limited to) the following: (1) changes in the current and future business environment, including interest rates and capital and consumer spending; (2) the difficulty of predicting FDA approvals; (3) acceptance and demand for new pharmaceutical products; (4) the impact of competitive products and pricing; (5) new product development and launch; (6) reliance on key strategic alliances; (7) the availability of raw materials; (8) the regulatory environment; (9) fluctuations in operating results; (10) the difficulty of predicting the pattern of inventory movements by our customers; (11) the impact of competitive response to our efforts to leverage our branded power with product innovation, promotional programs, and new advertising; (12) risks that we may not ultimately prevail in our Paragraph IV litigation and that any period of exclusivity may not in fact be realized; and (13) the risks detailed from time to time in our filings with the Securities and Exchange Commission.

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

Date: November 9, 2004

                                       K-V PHARMACEUTICAL COMPANY



                                       By  /s/  Marc S. Hermelin
                                           ------------------------------------
                                           Marc S. Hermelin
                                           Vice Chairman of the Board and
                                           Chief Executive Officer
                                           (Principal Executive Officer)

Date: November 9, 2004

                                       By  /s/  Gerald R. Mitchell
                                           ------------------------------------
                                           Gerald R. Mitchell
                                           Vice President and
                                           Chief Financial Officer
                                           (Principal Financial and Accounting
                                           Officer)





                                EXHIBIT INDEX
                                -------------


  Exhibit No.                                  Description
  -----------                                  -----------

     31.1                       Certification of Chief Financial Officer.

     31.2                       Certification of Chief Executive Officer.

     32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.