Form 10-Q
period 2004-09-30
KV PHARMACEUTICAL CO /DE/
filed 2004-11-09
CIK 57055

                     SECURITIES AND EXCHANGE COMMISSION
                     ----------------------------------
                           WASHINGTON, D.C. 20549

                                  FORM 10-Q
           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           -------------------------------------------------------
                       SECURITIES EXCHANGE ACT OF 1934
                       -------------------------------

            FOR THE QUARTERLY PERIOD ENDED   SEPTEMBER 30, 2004
                                          ------------------------


                  COMMISSION FILE NUMBER       1-9601
                                        -------------------


                         K-V PHARMACEUTICAL COMPANY
- ------------------------------------------------------------------------------
           (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


                DELAWARE                                 43-0618919
        ---------------------------              ------------------------
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
            (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)


      INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS) AND (2) HAS BEEN
SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.  YES  X   NO
                                                              -----   -----

      INDICATE BY CHECK MARK WHETHER THE REGISTRANT IS AN ACCELERATED FILER
(AS DEFINED IN EXCHANGE ACT RULE 12b-2).  YES  X    NO
                                             -----    -----


             TITLE OF CLASS OF                                  NUMBER OF SHARES
               COMMON STOCK                            OUTSTANDING AS OF NOVEMBER 1, 2004
               ------------                            ----------------------------------
CLASS A COMMON STOCK, PAR VALUE $.01 PER SHARE                  34,206,706
CLASS B COMMON STOCK, PAR VALUE $.01 PER SHARE                  15,012,465




PART I. - FINANCIAL INFORMATION
ITEM 1.      FINANCIAL STATEMENTS



                                    K-V PHARMACEUTICAL COMPANY AND SUBSIDIARIES
                                         CONSOLIDATED STATEMENTS OF INCOME
                             (Unaudited; dollars in thousands, except per share data)



                                                            THREE MONTHS ENDED               SIX MONTHS ENDED
                                                               SEPTEMBER 30,                   SEPTEMBER 30,
                                                        --------------------------      --------------------------
                                                           2004             2003           2004             2003
                                                        ---------        ---------      ---------        ---------
Net revenues.....................................       $  79,322        $  71,019      $ 145,409        $ 130,398
Cost of sales....................................          26,856           24,140         50,590           45,129
                                                        ---------        ---------      ---------        ---------
Gross profit.....................................          52,466           46,879         94,819           85,269
                                                        ---------        ---------      ---------        ---------

Operating expenses:
    Research and development.....................           6,201            4,028         10,825            9,570
    Selling and administrative...................          25,700           23,171         49,831           40,893
    Amortization of intangible assets............           1,148            1,113          2,270            2,224
    Litigation...................................            (843)          (1,700)          (843)          (1,700)
                                                        ---------        ---------      ---------        ---------
Total operating expenses.........................          32,206           26,612         62,083           50,987
                                                        ---------        ---------      ---------        ---------

Operating income.................................          20,260           20,267         32,736           34,282
                                                        ---------        ---------      ---------        ---------

Other expense (income):
    Interest expense.............................           1,588            1,700          3,034            2,785
    Interest and other income....................            (919)            (411)        (1,432)            (773)
                                                        ---------        ---------      ---------        ---------
Total other expense, net.........................             669            1,289          1,602            2,012
                                                        ---------        ---------      ---------        ---------

Income before income taxes.......................          19,591           18,978         31,134           32,270
Provision for income taxes.......................           6,915            6,737         10,897           11,456
                                                        ---------        ---------      ---------        ---------

Net income.......................................       $  12,676        $  12,241      $  20,237        $  20,814
                                                        =========        =========      =========        =========


Earnings per common share:
    Basic - Class A common.......................       $    0.27        $    0.27      $    0.43        $    0.44
    Basic - Class B common.......................       $    0.23        $    0.22      $    0.36        $    0.37

    Diluted......................................       $    0.25        $    0.24      $    0.40        $    0.41
                                                        =========        =========      =========        =========





SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                    K-V PHARMACEUTICAL COMPANY AND SUBSIDIARIES
                                            CONSOLIDATED BALANCE SHEETS
                                              (Dollars in thousands)

                                                                                        SEPTEMBER 30,      MARCH 31,
                                                                                             2004            2004
                                                                                             ----            ----
                                                                                          (Unaudited)

                                            ASSETS
                                            ------
CURRENT ASSETS:
Cash and cash equivalents............................................................    $   195,090     $   226,911
Receivables, less allowance for doubtful accounts of $503 and $402
   at September 30, 2004 and March 31, 2004, respectively............................         76,004          65,872
Inventories, net.....................................................................         51,275          50,697
Prepaid and other assets.............................................................         10,137           6,591
Deferred tax asset...................................................................             --           8,037
                                                                                         -----------     -----------
   Total Current Assets..............................................................        332,506         358,108
Property and equipment, less accumulated depreciation................................        104,553          75,777
Intangible assets and goodwill, net..................................................         79,599          80,809
Other assets.........................................................................         13,210          13,744
                                                                                         -----------     -----------
TOTAL ASSETS.........................................................................    $   529,868     $   528,438
                                                                                         ===========     ===========

                                         LIABILITIES
                                         -----------

CURRENT LIABILITIES:
Accounts payable.....................................................................    $    11,845     $    12,650
Accrued liabilities..................................................................          8,888          30,917
Deferred tax liability...............................................................          2,547              --
Current maturities of long-term debt.................................................          8,043           7,909
                                                                                         -----------     -----------
   Total Current Liabilities.........................................................         31,323          51,476
Long-term debt.......................................................................        210,255         210,741
Other long-term liabilities..........................................................          3,272           3,122
Deferred tax liability...............................................................          5,815           5,350
                                                                                         -----------     -----------
TOTAL LIABILITIES....................................................................        250,665         270,689
                                                                                         -----------     -----------

COMMITMENTS AND CONTINGENCIES

                                     SHAREHOLDERS' EQUITY
                                     --------------------

7% cumulative convertible Preferred Stock, $.01 par value; $25.00 stated and liquidation value; 840,000 shares authorized; issued and outstanding --
   40,000 shares at September 30, 2004 and March 31,
   2004 (convertible into Class A shares at a ratio of 8.4375 to one)................             --              --
Class A and Class B Common Stock, $.01 par value; 150,000,000 and
   75,000,000 shares authorized, respectively;
     Class A - issued 36,205,890 and 36,080,583 at September 30, 2004
       and March 31, 2004, respectively..............................................            362             362
     Class B - issued 16,202,276 and 16,148,739 at September 30, 2004 and March 31,
       2004, respectively (convertible into Class A shares on a one-for-one basis)...            162             162
Additional paid-in capital...........................................................        127,516         123,828
Retained earnings....................................................................        204,782         184,580
Less: Treasury stock, 3,109,432 shares of Class A and 92,902 shares of Class B Common
   Stock at September 30, 2004, respectively, and 3,035,948 shares of Class A and
   80,142 shares of Class B Common Stock at March 31, 2004, respectively, at cost....        (53,619)        (51,183)
                                                                                         -----------     -----------
TOTAL SHAREHOLDERS' EQUITY...........................................................        279,203         257,749
                                                                                         -----------     -----------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY...........................................    $   529,868     $   528,438
                                                                                         ===========     ===========




SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                    K-V PHARMACEUTICAL COMPANY AND SUBSIDIARIES
                                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                         (Unaudited; dollars in thousands)


                                                                                      SIX MONTHS ENDED
                                                                                        SEPTEMBER 30,
                                                                                  ------------------------
                                                                                    2004            2003
                                                                                  --------        --------
OPERATING ACTIVITIES:
Net income.............................................................           $ 20,237        $ 20,814
Adjustments to reconcile net income to net cash provided by
   operating activities:
   Depreciation, amortization and other non-cash charges...............              6,753           6,082
   Deferred income tax provision.......................................             11,049           1,696
   Deferred compensation...............................................                150             150
   Litigation..........................................................               (843)          1,825
Changes in operating assets and liabilities:

   (Increase) decrease in receivables, net.............................            (10,132)          3,703
   Increase in inventories, net........................................               (578)        (12,759)
   Increase in prepaid and other assets................................             (4,434)         (3,183)
   Decrease in accounts payable and accrued liabilities................            (21,991)         (1,493)
                                                                                  --------        --------
Net cash provided by operating activities..............................                211          16,835
                                                                                  --------        --------

INVESTING ACTIVITIES:
   Purchase of property and equipment, net.............................            (32,526)         (8,080)
   Product acquisition.................................................                 --         (14,300)
                                                                                  --------        --------
Net cash used in investing activities..................................            (32,526)        (22,380)
                                                                                  --------        --------

FINANCING ACTIVITIES:
   Principal payments on long-term debt................................               (486)           (437)
   Dividends paid on preferred stock...................................                (35)           (401)
   Proceeds from issuance of convertible notes.........................                 --         194,236
   Purchase of common stock for treasury...............................             (2,436)        (50,000)
   Exercise of common stock options....................................              3,451           1,446
                                                                                  --------        --------
Net cash provided by financing activities..............................                494         144,844
                                                                                  --------        --------
Increase (decrease) in cash and cash equivalents.......................            (31,821)        139,299
Cash and cash equivalents:
   Beginning of year...................................................            226,911          96,288
                                                                                  --------        --------
   End of period.......................................................           $195,090        $235,587
                                                                                  ========        ========

SUPPLEMENTAL INFORMATION:
   Interest paid.......................................................           $  2,845        $    345
   Income taxes paid...................................................              5,713           9,701

NON-CASH FINANCING ACTIVITY:
    Term loan to finance building purchase.................................       $     --        $  8,800
    Issuance of common stock under product development
        agreement..........................................................            238             505



SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                (Dollars in thousands, except per share data)


1.   BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of K-V Pharmaceutical Company ("KV" or the "Company") have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. However, in the opinion of management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations and cash flows for the three- and six-month periods ended September 30, 2004 are not necessarily indicative of the results of operations and cash flows that may be expected for the fiscal year ending March 31, 2005. The interim consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2004. The balance sheet information as of March 31, 2004 has been derived from the Company's audited consolidated balance sheet as of that date.

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

                                                             THREE MONTHS ENDED         SIX MONTHS ENDED
                                                                SEPTEMBER 30,             SEPTEMBER 30,
                                                            --------------------      --------------------
                                                             2004          2003        2004          2003
                                                             ----          ----        ----          ----
   Net income, as reported........................          $12,676      $12,241      $20,237       $20,814
   Deduct: Stock based employee
     Compensation expense, included in reported
     net income, net of related tax effects.......             (157)        (171)        (313)         (340)
                                                            -------      -------      -------       -------
   Pro forma net income...........................          $12,519      $12,070      $19,924       $20,474
                                                            =======      =======      =======       =======

   Earnings per share:
     Basic Class A common - as reported...........          $  0.27      $  0.27      $  0.43       $  0.44
     Basic Class A common - pro forma.............             0.27         0.26         0.43          0.43
     Basic Class B common - as reported...........             0.23         0.22         0.36          0.37
     Basic Class B common - pro forma.............             0.22         0.22         0.36          0.36
     Diluted - as reported........................             0.25         0.24         0.40          0.41
     Diluted - pro forma..........................             0.25         0.24         0.39          0.40

The weighted average fair value of the options has been estimated on the date of grant using the following weighted average assumptions for grants during the three and six months ended September 30, 2004 and 2003, respectively: no dividend yield; expected volatility of 37% and 43% for Class A common stock; expected volatility of 34% and 39% for Class B common stock; risk-free interest rate of 3.51% and 3.25% per annum; and expected option terms ranging from 3 to 10 years for both periods. Weighted averages are used because of varying assumed exercise dates.

3.   EARNINGS PER SHARE

In June 2004, the Company adopted the guidance in Emerging Issues Task Force
(EITF) No. 03-06, Participating Securities and the Two-Class Method under FASB Statement No. 128, Earnings per Share. The pronouncement required the use of the two-class method in the calculation and disclosure of basic earnings per share and provided guidance on the allocation of earnings and losses for purposes of calculating basic earnings per share. Accordingly, all periods presented have been retroactively adjusted to give effect to such guidance. For purposes of calculating basic earnings per share, undistributed earnings are allocated to each class of common stock based on the contractual participation rights of each class of security. Holders of Class A common stock are entitled to receive dividends per share equal to 120% of the dividends per share paid on the Class B common stock.

The following table sets forth the computation of basic and diluted earnings per share:

                                                             THREE MONTHS ENDED          SIX MONTHS ENDED
                                                                SEPTEMBER 30,              SEPTEMBER 30,
                                                             ------------------         ------------------
                                                             2004          2003         2004          2003
                                                             ----          ----         ----          ----
   Undistributed earnings:
     Net income - diluted EPS........................       $12,676       $12,241      $20,237       $20,814
     Preferred stock dividends.......................           (18)          (18)         (35)         (401)
                                                            -------       -------      -------       -------
     Undistributed earnings - basic EPS..............       $12,658       $12,223      $20,202       $20,413
                                                            =======       =======      =======       =======

   Allocation of undistributed earnings:
     Class A common stock............................       $ 9,007       $ 8,680      $14,376       $14,599
     Class B common stock............................         3,651         3,543        5,826         5,814
                                                            -------       -------      -------       -------
       Total allocated earnings......................       $12,658       $12,223      $20,202       $20,413
                                                            =======       =======      =======       =======

   Weighted average shares outstanding - basic:
     Class A common stock............................        33,114        32,557       33,081        33,254
     Class B common stock............................        16,106        15,944       16,087        15,892
                                                            -------       -------      -------       -------
       Total weighted average shares
          outstanding - basic........................        49,220        48,501       49,168        49,146
                                                            -------       -------      -------       -------

   Effect of dilutive securities:
     Employee stock options..........................           994         1,816        1,236         1,740
     Convertible preferred stock.....................           338           338          338           338
                                                            -------       -------      -------       -------
       Dilutive potential common shares..............         1,332         2,154        1,574         2,078
                                                            -------       -------      -------       -------

   Weighted average shares outstanding - diluted.....        50,552        50,655       50,742        51,224
                                                            =======       =======      =======       =======

   Basic earnings per share:
     Class A common stock............................       $  0.27       $  0.27      $  0.43       $  0.44
     Class B common stock............................          0.23          0.22         0.36          0.37

   Diluted earnings per share(1) (2) ................          0.25          0.24         0.40          0.41
                                                            =======       =======      =======       =======

     (1) Excluded from the computation of diluted earnings per share are outstanding stock options whose exercise prices are greater than the average market price of the common shares for the period reported. For the three-month periods, excluded from the computation were options to purchase 978,545 and 50,850 Class A and Class B common shares at September 30, 2004 and 2003, respectively. For the six-month periods, excluded from the computation were options to purchase 685,076 and 211,350 Class A and Class B common shares at September 30, 2004 and 2003, respectively.

     (2) The effect of 8,691,880 shares related to the assumed conversion of the $200,000 Convertible Subordinated Notes (see Note 7) has been excluded from the computation of diluted earnings per share as the conditions that would permit conversion have not been satisfied. A recent accounting pronouncement has indicated a change in this methodology that would affect how the Company reports diluted earnings per share. See Note 10.

4.   REVENUE RECOGNITION

The Company generally recognizes revenue from product sales when the merchandise is shipped to an unrelated third party pursuant to Staff Accounting Bulletin No. 104, Revenue Recognition in Financial Statements. Accordingly, the Company recognizes revenue when all of the following occur: a purchase order is received from a customer; title and risk of loss pass to the Company's customer upon shipment of the merchandise under the terms of FOB shipping point; prices and estimated sales provisions for product returns, sales rebates, payment discounts, chargebacks, and other promotional allowances are reasonably determinable; and the customer's payment ability has been reasonably assured.

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

Accruals for sales provisions are presented in the consolidated financial statements as reductions to net revenues and accounts receivable. Sales provisions totaled $33,558 and $22,201 for the three months ended September 30, 2004 and 2003, respectively, and $58,545 and $44,016 for the six months ended September 30, 2004 and 2003, respectively. The reserve balances related to the sales provisions totaled $18,360 and $20,648 at September 30, 2004 and March 31, 2004, respectively, and are included in "Receivables, less allowance for doubtful accounts" in the accompanying consolidated balance sheets.

5.   INVENTORIES

         Inventories consist of the following:

                                                                  SEPTEMBER 30, 2004     MARCH 31, 2004
                                                                  ------------------     --------------
                  Finished goods.....................                $    30,662           $   31,028
                  Work-in-process....................                      5,541                5,142
                  Raw materials......................                     16,226               15,529
                                                                     -----------           ----------
                                                                          52,429               51,699
                  Reserves for obsolescence..........                     (1,154)              (1,002)
                                                                     -----------           ----------
                                                                     $    51,275           $   50,697
                                                                     ===========           ==========

Management establishes reserves for potentially obsolete or slow-moving inventory based on an evaluation of inventory levels, forecasted demand, and market conditions.

6.   INTANGIBLE ASSETS AND GOODWILL

                                                       SEPTEMBER 30, 2004                    MARCH 31, 2004
                                                   ---------------------------        ---------------------------
                                                     GROSS                               GROSS
                                                    CARRYING       ACCUMULATED         CARRYING       ACCUMULATED
                                                     AMOUNT       AMORTIZATION          AMOUNT       AMORTIZATION
                                                     ------       ------------          ------       ------------
Product rights - Micro-K(R)..................      $36,140          $(10,001)          $36,140         $ (9,099)
Product rights - PreCare(R)..................        8,433            (2,179)            8,433           (1,968)
Trademarks acquired:
   Niferex(R)................................       14,834            (1,113)           14,834             (742)
   Chromagen(R)/Strongstart(R)...............       27,642            (2,073)           27,642           (1,382)
License agreements.........................          4,600               (30)            3,825                -
Trademarks and patents.....................          3,273              (484)            2,980             (411)
                                                   -------          --------           -------         --------
  Total intangible assets..................         94,922           (15,880)           93,854          (13,602)
Goodwill...................................            557                 -               557                -
                                                   -------          --------           -------         --------
                                                   $95,479          $(15,880)          $94,411         $(13,602)
                                                   =======          ========           =======         ========

As of September 30, 2004, the Company's intangible assets have a weighted average useful life of approximately 20 years. Amortization expense for intangible assets was $1,148 and $1,113 for the three months ended September 30, 2004 and 2003, respectively, and $2,270 and $2,224 for the six months ended September 30, 2004 and 2003, respectively.

Assuming no additions, disposals or adjustments are made to the carrying values and/or useful lives of the intangible assets, annual amortization expense on product rights, trademarks acquired and other intangible assets is estimated to be approximately $2,350 for the remainder of fiscal 2005 and approximately $4,700 in each of the four succeeding fiscal years.

7.   LONG-TERM DEBT

     Long-term debt consists of the following:

                                                                  SEPTEMBER 30, 2004     MARCH 31, 2004
                                                                  ------------------     --------------
                  Industrial revenue bonds....................         $    205             $    205
                  Notes payable...............................            6,866                6,731
                  Building mortgages..........................           11,227               11,714
                  Convertible notes...........................          200,000              200,000
                                                                       --------             --------
                                                                        218,298              218,650
                  Less current portion........................           (8,043)              (7,909)
                                                                       --------             --------
                                                                       $210,255             $210,741
                                                                       ========             ========

As of September 30, 2004, the Company has a credit agreement with a bank that provides for a revolving line of credit for borrowing up to $65,000. The credit agreement provides for a $40,000 unsecured revolving line of credit along with an unsecured supplemental credit line of $25,000 for financing acquisitions. These credit facilities expire in October 2006 and December 2004, respectively. The revolving credit lines are unsecured and interest is charged at the lower of the prime rate or the one-month LIBOR rate plus 150 basis points. At September 30, 2004, the Company had no cash borrowings outstanding under either credit facility. The credit agreement includes covenants that impose minimum levels of earnings before interest, taxes, depreciation and amortization, a maximum funded debt ratio, a limit on capital expenditures and dividend payments, a minimum fixed charge ratio and a maximum senior leverage ratio. As of September 30, 2004, the Company was in compliance with all of its covenants.

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

The following represents information for the Company's reportable operating segments for the three and six months ended September 30, 2004 and 2003.

                                THREE MONTHS
                                   ENDED          BRANDED     SPECIALTY     SPECIALTY     ALL
                                SEPTEMBER 30,     PRODUCTS     GENERICS     MATERIALS    OTHER     ELIMINATIONS   CONSOLIDATED
                                -------------     --------     --------     ---------    -----     ------------   ------------
   Net revenues                     2004          $22,378      $51,117        $4,989   $    838     $      -        $ 79,322
                                    2003           16,879       48,785         4,279      1,076            -          71,019

   Segment profit (loss)            2004            7,136       28,718         1,037    (17,300)           -          19,591
                                    2003            4,392       28,544           557    (14,515)           -          18,978

   Identifiable assets              2004           21,650       81,791         7,754    419,831       (1,158)        529,868
                                    2003           12,902       67,673         9,072    430,127       (1,158)        518,616

   Property and                     2004                -            -            15     18,754            -          18,769
       equipment additions          2003                6            -            30      4,492            -           4,528

   Depreciation and                 2004               68           66            70      3,208            -           3,412
       amortization                 2003               81           13            35      2,999            -           3,128


                               SIX MONTHS
                                  ENDED           BRANDED     SPECIALTY     SPECIALTY    ALL
                               SEPTEMBER 30,      PRODUCTS     GENERICS     MATERIALS   OTHER       ELIMINATIONS  CONSOLIDATED
                               -------------      --------     --------     ---------   -----       ------------  ------------
   Net revenues                     2004          $38,297      $96,572        $9,120   $  1,420       $    -        $145,409
                                    2003           31,660       88,240         8,180      2,318            -         130,398

   Segment profit (loss)            2004            8,787       54,345         1,509    (33,507)           -          31,134
                                    2003            9,235       50,320           874    (28,159)           -          32,270

   Property and                     2004                -            -            15     32,511            -          32,526
       equipment additions          2003              123            -            35      7,922            -           8,080

   Depreciation and                 2004              173           96            70      6,414            -           6,753
       amortization                 2003              161           28            70      5,823            -           6,082

     Consolidated revenues are principally derived from customers in North America and substantially all property and equipment is located in the St. Louis, Missouri metropolitan area.

9. CONTINGENCIES - RESERVE FOR POTENTIAL LEGAL DAMAGES

ETHEX Corporation (ETHEX), a subsidiary of the Company, was a defendant in a lawsuit styled Healthpoint, Ltd. v. ETHEX Corporation, filed in federal court in San Antonio, Texas. The Company and ETHEX were also named as defendants in a second lawsuit brought by Healthpoint and others styled Healthpoint Ltd. v. ETHEX Corporation, filed in federal court in San Antonio, Texas. During the quarter ended September 30, 2004, the Company made a settlement payment in the amount of $16.5 million to resolve all previously pending claims between KV and Healthpoint without the admission of any liability. The settlement was fully reserved by the Company in September 2002 and therefore had no impact on KV's earnings for the three months ended September 30, 2004. The $(843,000) reflected in "Litigation" on the Company's consolidated income statements for the three and six months ended September 30, 2004 represents reversal of the portion of the Healthpoint litigation reserve that remained after consideration of the settlement payment and related litigation costs incurred during the six month period.

The Company and ETHEX are named as defendants in a case brought by CIMA LABS, Inc. and Schwarz Pharma, Inc. and styled CIMA LABS, Inc. et. al. v. KV Pharmaceutical Company et. al. filed in federal court in Minnesota. It is alleged that the Company and ETHEX infringed on a CIMA patent in connection with the manufacture and sale of Hyoscyamine Sulfate Orally Dissolvable Tablets, 0.125 mg. The court has denied the plaintiff's motion for a preliminary injunction, which allows ETHEX to continue marketing the product during the pendancy of the subject lawsuit and calls into question CIMA's and Schwarz's ability to prevail in the lawsuit. The Company has filed several motions for summary judgment that have yet to be decided, requesting that the court rule that the relevant patent is unenforceable, invalid or not infringed. CIMA and Schwarz have opposed these motions and filed a summary judgment motion seeking the court to rule that the patent is valid. The Company believes it has meritorious defenses and will vigorously defend the case; however, it cannot give any assurance that it will prevail.

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

KV's product liability coverage for PPA claims expired for claims made after June 15, 2002. Although the Company renewed its product liability coverage for coverage after June 15, 2002, that policy excludes future PPA claims in accordance with the standard industry exclusion. Consequently, as of June 15, 2002, the Company has

provided for legal defense costs and indemnity payments involving PPA claims on a going forward basis, including the Mississippi lawsuit that was filed after June 15, 2002. Moreover, the Company may not be able to obtain product liability insurance in the future for PPA claims with adequate coverage limits at commercially reasonable prices for subsequent periods. From time to time in the future, KV may be subject to further litigation resulting from products containing PPA that it formerly distributed. The Company intends to vigorously defend any claims that may be raised in the current and future litigation; however, the Company cannot give any assurances it will prevail.

The Company has been advised that one of its former distributor customers is being sued in Florida state court captioned Darrian Kelly v. K-Mart et. al. for personal injury allegedly caused by ingestion of K-Mart diet caplets that are alleged to have been manufactured by the Company and to contain PPA. The distributor has tendered defense of the case to the Company and has asserted a right to indemnification for any financial judgment it must pay. The Company previously notified its product liability insurer of this claim in 1999, and the Company recently sent a letter to the insurer formally demanding that it take over the Company's defense. While the Company does not believe this lawsuit will have a material adverse effect on its results of operation or financial condition, at this point, the Company has not been provided significant information on the underlying claims and alleged damages.

On September 25, 2003, the Commonwealth of Massachusetts filed Commonwealth of Massachusetts v. Mylan Laboratories, Inc. et al in Massachusetts federal court, against ETHEX Corp. and 12 other manufacturers of generic pharmaceutical products. The complaint alleges, among other things, that the defendants reported inflated pricing information for their drugs to data reporting services, and that Massachusetts relied on this pricing data in setting reimbursement rates under the Medicaid program. The complaint also alleges that Massachusetts received rebates from the defendants under the Medicaid Drug Rebate Program that were materially less than that to which Massachusetts was entitled. Massachusetts seeks to recover from the defendants the amount that it believes it overpaid and the amount it is owed in rebates, based on claims under Massachusetts and federal law. The case is in its early stages, and fact discovery has not yet begun. ETHEX is vigorously defending the litigation; however, it cannot give any assurances that it will prevail.

On or about August 5, 2004, the City of New York filed a lawsuit in U.S. District Court for the Southern District of New York against 44 manufacturers of pharmaceuticals, including ETHEX. The complaint alleges that the defendants inflated the average wholesale prices used to calculate Medicaid reimbursements and that by reporting inflated pricing information they underpaid Medicaid rebates. The case is in its early stages and fact discovery has not yet begun. ETHEX intends to vigorously defend its interests; however, it cannot give any assurances it will prevail.

It is possible that a number of jurisdictions may have commenced investigations into the generic and branded pharmaceutical industry, at large, regarding pricing and price reporting practices that may or may not have an effect on the Company. The Company and/or its affiliates have been notified that several jurisdictions are investigating such matters.

From time to time, the Company is involved in various other legal proceedings in the ordinary course of its business. These legal proceedings include various patent infringement actions brought by potential competitors with respect to products the Company proposes to market and for which it has filed Abbreviated New Drug Applications and provided notice of certification required under the provisions of the Hatch-Waxman Act. While it is not feasible to predict the ultimate outcome of such other proceedings, the Company believes that the ultimate outcome of such other proceedings will not have a material adverse effect on its results of operations or financial position. For additional information regarding legal proceedings in which the Company or its subsidiaries are a party, see Item 1 of Part II of this report.

There are uncertainties and risks associated with all litigation and there can be no assurances that the Company will prevail in any particular litigation.

10.  RECENTLY ISSUED ACCOUNTING STANDARDS

In January 2003, the FASB issued Interpretation No. (FIN) 46, Consolidation of Variable Interest Entities, an interpretation of ARB No. 51. The primary objectives of FIN 46 are to provide guidance on the identification of entities which the Company may control through means other than through voting rights ("variable interest entities") and to determine when and which business enterprise ("primary beneficiary") should consolidate the variable interest entity. FIN 46 requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among the parties involved. Variable interest entities that effectively disperse risks will not be consolidated unless a single party holds an interest or combination of interests that effectively recombines risks that were previously dispersed. In addition, FIN 46 requires that the primary beneficiary, as well as all other enterprises with a significant variable interest in a variable interest entity, make additional disclosures. Certain disclosure requirements of FIN 46 were effective for financial statements issued after January 31, 2003. In December 2003, the FASB revised FIN 46 (FIN 46R) to address certain FIN 46 implementation issues. The revised provisions were applicable no later than the first reporting period ending after March 15, 2004. The Company adopted FIN 46 and FIN 46R on March 31, 2004 and, based upon the evaluation performed of all interests, has determined that the Company does not have any variable interest entities that require consolidation.

In March 2004, the EITF completed its discussion of and provided consensus guidance on Issue No. 03-06, Participating Securities and the Two-Class Method under FASB Statement No. 128, Earnings per Share. The consensus interpreted the definition of a "participating security", required the use of the two-class method in the calculation and disclosure of basic earnings per share for companies with participating securities or more than one class of common stock, and provided guidance on the allocation of earnings and losses for purposes of calculating basic earnings per share. Since the Company has two classes of common stock, this consensus has been applied in the calculation of basic earnings per share for all periods presented. There was no impact on diluted earnings per share as reported.

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

In September 2004, the EITF reached a conclusion that contingently convertible debt instruments should be included in diluted earnings per share computations (if dilutive) regardless of whether the market price trigger (or other contingent feature) has been met. Additionally, the EITF stated that prior period earnings per share amounts presented for comparative purposes should be restated to conform to this consensus, which will be effective for reporting periods ending after December 15, 2004. The conclusion adopted by the EITF will require the addition of approximately
8.7 million shares associated with the conversion of the Company's $200,000 Convertible Subordinated Notes to the number of shares outstanding for the calculation of diluted earnings per share for all reported periods since the issuance of the Notes.



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

Such factors include (but are not limited to) the following: (1) changes in the current and future business environment, including interest rates and capital and consumer spending; (2) the difficulty of predicting FDA approvals including timing; (3) acceptance and demand for new pharmaceutical products; (4) the impact of competitive products and pricing; (5) new product development and launch; (6) reliance on key strategic alliances; (7) the availability of raw materials; (8) the regulatory environment; (9) fluctuations in operating results; (10) the difficulty of predicting the pattern of inventory movements by our customers; (11) the impact of competitive response to our efforts to leverage our branded power with product innovation, promotional programs, and new advertising; (12) risks that we may not ultimately prevail in our Paragraph IV litigation and that any period of exclusivity may not in fact be realized; (13) risks that there may not be a recovery in the nutritional supplements business; and (14) the risks detailed from time to time in our filings with the Securities and Exchange Commission.

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

RESULTS OF OPERATIONS

Net income increased $0.4 million, or 3.6%, to $12.7 million for the three months ended September 30, 2004 and decreased $0.6 million, or 2.8%, to $20.2 million for the six months ended September 30, 2004. During the three- and six-month periods, net revenues increased 11.7% and 11.5%, respectively, as we experienced sales growth in all three of our operating segments: branded products, specialty generics and specialty materials. The resultant $5.6 million and $9.6 million increases in gross profit for the three- and six-month periods, respectively, were offset by increases in operating expenses of $5.6 million and $11.1 million, respectively. The increases in operating expenses were primarily due to an increase in costs associated with the addition of 80 specialty sales representatives and sales management personnel since the year-ago second quarter to support new product initiatives for our branded products segment, an increase in branded marketing expense to continue the better-than-expected performance of our technology-improved anemia product line, and increases in research and development expense reflective of increased spending on bioequivalency studies for products in our internal development pipeline.


Net Revenues by Segment
- -----------------------
  ($ IN THOUSANDS)
- -----------------------

                                                 THREE MONTHS ENDED                       SIX MONTHS ENDED
                                                    SEPTEMBER 30,                           SEPTEMBER 30,
                                        ------------------------------------     -----------------------------------
                                                                        %                                       %
                                           2004           2003        CHANGE       2004           2003        CHANGE
                                        ----------     ----------     ------     ---------      ---------     ------
   Branded products                      $22,378       $16,879          32.6%     $ 38,297      $ 31,660       21.0%
     as % of total net revenues             28.2%         23.8%                       26.3%         24.3%
   Specialty generics                     51,117        48,785           4.8%       96,572        88,240        9.4%
     as % of total net revenues             64.4%         68.7%                       66.4%         67.7%
   Specialty materials                     4,989         4,279          16.6%        9,120         8,180       11.5%
     as % of total net revenues              6.3%          6.0%                        6.3%          6.3%
   Other                                     838         1,076         (22.1)%       1,420         2,318      (38.7)%
     Total net revenues                  $79,322       $71,019          11.7%     $145,409      $130,398       11.5%

The increases in branded product sales of $5.5 million and $6.6 million for the three- and six-month periods, respectively, were due primarily to continued growth of both our women's healthcare family of products and our two hematinic product lines. Sales from the women's healthcare product group increased $2.1 million, or 19.7%, in the second quarter and $2.4 million, or 11.7%, for the six-month period compared to the corresponding prior year periods. Gynazole-1(R), our vaginal antifungal cream product, continued to experience growth in the three- and six-month periods as our share of the prescription vaginal antifungal cream market increased to 29.7% at the end of the second quarter, from 20.8% at the end of the second quarter of the prior year. Sales of Gynazole-1(R) increased $1.3 million, or 34.3%, in the three-month period and $2.2 million, or 32.9%, for the six-month period. Also included in the women's healthcare family of products is the PreCare(R) product line which continued to be the leading branded line of prescription prenatal nutritional supplements in the United States as market share for the product line grew to 39.4% at the end of the second quarter compared to 33.8% at the end of the comparative prior year quarter. The PreCare(R) product line contributed $8.0 million and $14.1 million of sales during the three- and six-month periods, respectively. Sales from our two hematinic product lines, Chromagen(R) and Niferex(R), increased 111.5% to $8.0 million and 79.7% to $11.6 million during the three- and six-month periods, respectively, as both product lines experienced significant growth in new prescriptions filled. During the quarter, new prescription growth for Chromagen(R) and Niferex(R) was 142% and 93%, respectively, when compared to the corresponding prior year quarter. These increases were partially offset by a $0.5 million and $0.3 million decline in sales from the Micro-K(R) product line for the three- and six-month periods, respectively.

The $2.3 million increase in specialty generic sales for the quarter resulted from $2.3 million of incremental sales volume from new product introductions, primarily in the pain management and cough/cold product lines. The $5.4 million of increased sales volume for existing products, principally in the cardiovascular and pain management product lines was offset by product price erosion that resulted from normal and expected pricing pressures on certain products primarily in the cardiovascular and pain management product lines. The $8.3 million growth in sales for the six-month period resulted from $11.5 million in increased sales volume of existing products, principally in the cardiovascular and pain management product lines, coupled with $3.3 million of sales from new product introductions in the pain management, cough/cold and other product lines. These increases were offset in part by $6.5 million of product price erosion on certain cardiovascular, pain management and cough/cold products. During the first six months of fiscal 2005, we have received ANDA approval for two strengths of Morphine Sulphate extended release tablets (the generic equivalent to MS Contin(R)), Carbidopa Levodopa ER tablets (the generic equivalent to Sinemet(R) CR) and Fluticasone Propionate Cream 0.05% (the generic equivalent to Cutivate(R)) and we expect additional approvals throughout the remainder of the fiscal year.

The increases in specialty material product sales for the three- and six-month periods were primarily due to successful new product launches into the over-the-counter marketplace.

The decreases in other revenue for the three- and six-month periods resulted primarily from a smaller contract manufacturing customer base due to continued de-emphasis of this lower margin operation in our business strategy.


Gross Profit by Segment
- -----------------------
  ($ IN THOUSANDS)
- -----------------------

                                                 THREE MONTHS ENDED                       SIX MONTHS ENDED
                                                    SEPTEMBER 30,                           SEPTEMBER 30,
                                        -----------------------------------     -----------------------------------
                                                                        %                                       %
                                          2004           2003        CHANGE       2004           2003        CHANGE
                                        --------       --------      ------     ---------      ---------     ------
   Branded products                     $19,532        $14,528        34.4%      $33,515        $27,403       22.3%
     as % of  net revenues                 87.3%          86.1%                     87.5%          86.6%
   Specialty generics                    31,321         30,789         1.7%       59,269         54,752        8.2%
     as % of net revenues                  61.3%          63.1%                     61.4%          62.0%
   Specialty materials                    1,836          1,435        27.9%        3,119          2,588       20.5%
     as % of net revenues                  36.8%          33.5%                     34.2%          31.6%

    Other                                  (223)           127          NM        (1,084)           526         NM
      Total gross profit                $52,466        $46,879        11.9%      $94,819        $85,269       11.2%
       as % of total net revenues          66.1%          66.0%                     65.2%          65.4%

The increases in gross profit of $5.6 million and $9.6 million for the three- and six-month periods, respectively, were primarily attributable to the sales growth experienced by all three of our segments: branded products, specialty generics, and specialty materials. The gross profit percentage on a consolidated basis was consistent for both the comparative three- and six-month periods. Increases in the gross profit percentage for the branded products segment were offset by gross profit percentage declines in specialty generics and in other gross profit that primarily resulted from a smaller contract manufacturing customer base due to continued de-emphasis of this lower margin operation and higher production costs. The gross profit percentage increases experienced by the branded products segment were primarily due to a March 1, 2004 price increase instituted by Ther-Rx on all of its products. The lower gross profit percentages in the specialty generics segment reflected the impact of price erosion that primarily occurred during the second quarter.

Research and Development
- ------------------------
    ($ IN THOUSANDS)
- ------------------------

                                                 THREE MONTHS ENDED                       SIX MONTHS ENDED
                                                    SEPTEMBER 30,                           SEPTEMBER 30,
                                        ------------------------------------     -----------------------------------
                                                                        %                                       %
                                           2004           2003        CHANGE       2004           2003        CHANGE
                                        ---------      ---------      ------     --------       --------      ------
    Research and development            $   6,201      $   4,028       53.9%     $  10,825      $  9,570       13.1%
        as % of total net revenues            7.8%           5.7%                      7.4%          7.3%

The $2.2 million increase in research and development expense for the quarter was reflective of increased spending on bioequivalency studies for products in our internal development pipeline. For the six-month period, research and development expense increased only $1.3 million due to a decline in research and development expense during the first quarter since certain clinical studies were rescheduled for later in the year. Although the level of research and development expense for the first six months was below management's expectation, we continue to project that research and development costs for fiscal 2005 could increase by approximately 20-30% over fiscal 2004 levels.


Selling and Administrative
- --------------------------
    ($ IN THOUSANDS)
- --------------------------

                                                 THREE MONTHS ENDED                       SIX MONTHS ENDED
                                                    SEPTEMBER 30,                           SEPTEMBER 30,
                                        ------------------------------------     -----------------------------------
                                                                        %                                       %
                                           2004           2003        CHANGE       2004           2003        CHANGE
                                        ---------      --------       ------     --------       --------      ------
    Selling and administrative          $ 25,700       $ 23,171        10.9%     $ 49,831       $ 40,893       21.9%
        as % of total net revenues          32.4%          32.6%                     34.3%          31.4%

The increases in selling and administrative expense of $2.5 million and $8.9 million for the three- and six-month periods, respectively, were due primarily to greater personnel expenses resulting from expansion of the branded sales force by 80 specialty sales representatives and sales management personnel since the year-ago second quarter, an increase in rent, depreciation and utilities associated with recently added facilities, an increase in branded marketing expense commensurate with the growth of the segment and to support the on-going promotion of technology-improved versions of the Chromagen(R) and Niferex(R) products, higher insurance costs related to the growth of our business and escalating insurance rates, and an increase in professional fees associated with implementation of the internal control provisions of the Sarbanes-Oxley Act of 2002. These increases were offset in part by a decline in legal expense as several pending legal matters were resolved during the quarter.

We continue to anticipate that selling and administrative expense for the remainder of fiscal 2005 could increase by as much as 30% to 40% over fiscal 2004 levels due to a full year of our most recent sales force expansion to more than 220 sales representatives, litigation expenses associated with ANDA patent challenges, and the expected approval and launch of a new women's healthcare branded product planned for the second half of fiscal 2005. To the extent the approval of this product by the FDA is delayed, anticipated expense spending levels in the latter half of the year would be diminished.

Litigation
- ----------
   ($ IN THOUSANDS)
- -----------------------

                                                 THREE MONTHS ENDED                       SIX MONTHS ENDED
                                                    SEPTEMBER 30,                           SEPTEMBER 30,
                                        ------------------------------------     -----------------------------------
                                                                        %                                       %
                                           2004           2003        CHANGE       2004            2003        CHANGE
                                        ---------      ----------     ------     --------       ---------      ------
Litigation                              $    (843)     $   (1,700)    (50.4)%    $   (843)      $  (1,700)    (50.4)%
    as % of total net revenues               (1.1)%          (2.4)%                  (0.6)%          (1.3)%

During the quarter ended September 30, 2004, we made a settlement payment in the amount of $16.5 million to resolve all previously pending claims between KV and Healthpoint without the admission of any liability (see Note 9 in the accompanying Notes to Consolidated Financial Statements). The settlement was fully reserved by us in September 2002 and therefore had no impact on our second quarter earnings. The $(843,000) reflected in "Litigation" for the three- and six-month periods represents a reversal of the portion of the Healthpoint litigation reserve that remained after consideration of the settlement payment and related litigation costs incurred during the six month period.

In the second quarter of fiscal 2004, we recorded a $3.5 million net payment, received by us during fiscal 2004, for settlement with a branded company of our claim that the branded company interfered with our right to a timely introduction of a generic product in a previous fiscal year. The impact of this payment was offset in part by an additional litigation reserve of $1.8 million related to the Healthpoint matter, which subsequently was settled, for attorney's fees awarded by the court.

Interest Expense
- ----------------
   ($ IN THOUSANDS)
- -----------------------
                                                 THREE MONTHS ENDED                       SIX MONTHS ENDED
                                                    SEPTEMBER 30,                           SEPTEMBER 30,
                                        ------------------------------------     -----------------------------------
                                                                        %                                       %
                                           2004           2003        CHANGE       2004            2003       CHANGE
                                        ---------      ---------      ------     ---------      ---------     ------
Interest expense                        $   1,588      $   1,700      (6.6)%     $   3,034      $   2,785      8.9%
     as % of total net revenues               2.0%           2.4%                      2.1%           2.1%

The decrease in interest expense for the quarter was primarily due to an increase in the level of capitalized interest recorded on capital projects that we have in process. The increase in interest expense for the six-month period resulted primarily from a full first quarter's interest accrual on the $200.0 million of Convertible Subordinated Notes issued in May 2003.

Interest and Other Income
- -------------------------
    ($ IN THOUSANDS)
- -------------------------
                                                 THREE MONTHS ENDED                       SIX MONTHS ENDED
                                                    SEPTEMBER 30,                           SEPTEMBER 30,
                                        ------------------------------------     -----------------------------------
                                                                        %                                       %
                                           2004           2003        CHANGE       2004           2003        CHANGE
                                        ---------      ---------      ------     ---------      --------      ------
Interest and other income               $     919      $     411      123.6%     $   1,432      $    773       85.3%
     as % of total net revenues               1.2%           0.6%                      1.0%          0.6%

The increase in interest and other income for the quarter was primarily due to income generated from the purchase of income tax credits coupled with the impact of recording a payment received by us from another pharmaceutical company in connection with our agreement to change the trademark of one of our generic products. The increase in interest and other income for the six-month period was also impacted by a full first quarter's investment of the $144.2 million of net proceeds from the May 2003 Convertible Subordinated Notes offering in short-term, highly liquid investments.

Provision for Income Taxes
- --------------------------
   ($ IN THOUSANDS)
- --------------------------
                                                 THREE MONTHS ENDED                       SIX MONTHS ENDED
                                                    SEPTEMBER 30,                           SEPTEMBER 30,
                                        ------------------------------------     -----------------------------------
                                                                        %                                       %
                                           2004           2003        CHANGE       2004           2003        CHANGE
                                        ---------      ---------      ------     ---------      ---------     ------
Provision for income taxes              $   6,915      $   6,737       2.6%      $  10,897      $  11,456     (4.9)%
   Effective tax rate                        35.3%          35.5%                     35.0%          35.5%

The declines in the effective tax rate for the three- and six-month periods were due to the impact of various tax planning initiatives, coupled with the generation of income tax credits at both the Federal and state levels.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents and working capital were $195.1 million and $301.2 million, respectively, at September 30, 2004, compared to $226.9 million and $306.6 million, respectively, at March 31, 2004. Internally generated funds from product sales continued to be the primary source of operating capital used in the funding of our businesses. Net cash flow from operating activities was $0.2 million for the six months ended September 30, 2004. Cash flow from operations was favorably impacted by net income adjusted for non-cash items, but was largely offset by a reduction in the $18.3 million reserve attributable to settlement of the Healthpoint litigation, an increase in receivables associated with a greater concentration of sales for specialty generics and specialty materials in the final month of the quarter, and the impact of KV being in an income tax receivable position at quarter end.

Net cash flow used in investing activities consisted of capital expenditures of $32.5 million for the six months ended September 30, 2004 compared to $8.1 million for the corresponding prior year period, which excluded the $8.8 million cost of a building we purchased in April 2003 with proceeds from a term loan. Capital expenditures during the first six months of fiscal 2005 were primarily for purchasing machinery and equipment to upgrade and expand our pharmaceutical manufacturing and distribution capabilities, and for other building renovation projects. Other investing activities for the corresponding prior year quarter also included a cash payment of $14.3 million made in April 2003 for the Niferex(R) product line. We continue to expect our capital expenditures in fiscal 2005 to increase by up to $50.0 million over fiscal 2004 levels as we ramp up our manufacturing, distribution and laboratory capabilities and expand other facilities needed for planned growth over the next five to seven years.

Our debt balance was $218.3 million at September 30, 2004 compared to $218.7 million at March 31, 2004. In May 2003, we issued $200.0 million in Convertible Subordinated Notes that are convertible, under certain circumstances, into shares of our Class A Common Stock at an initial conversion price of $23.01 per share. The Convertible Subordinated Notes bear interest at a rate of 2.50% and mature on May 16, 2033. We are also obligated to pay contingent interest at a rate equal to 0.5% per annum during any six-month period commencing May 16, 2006, if the average trading price of the Notes per $1,000 principal amount for the five trading day period ending on the third trading day immediately preceding the first day of the applicable six-month period equals $1,200 or more. We may redeem some or all of the Convertible Subordinated Notes at any time on or after May 21, 2006, at a redemption price, payable in cash, of 100% of the principal amount of the Convertible Subordinated Notes, plus accrued and unpaid interest (including contingent interest, if any) to the date of redemption. Holders may require us to repurchase all or a portion of their Convertible Subordinated Notes on May 16, 2008, 2013, 2018, 2023 and 2028, or upon a change in control, as defined in the indenture governing the Convertible Subordinated Notes, at 100% of the principal amount of the Convertible Subordinated Notes, plus accrued and unpaid interest (including contingent interest, if any) to the date of repurchase, payable in cash. The Convertible Subordinated Notes are subordinate to all of our existing and future senior obligations.

We have a credit agreement with a bank that provides for a revolving line of credit for borrowing up to $65 million. The credit agreement provides for a $40 million unsecured revolving line of credit along with an unsecured supplemental credit line of $25 million for financing acquisitions. The $40 million unsecured revolving line of credit expires in October 2006 and the unsecured supplemental credit line of $25 million expires in December 2004. At September 30, 2004, we had no cash borrowings outstanding under either credit facility.

We believe our cash and cash equivalents balance, cash flows from operations, funds available under our credit facilities, will be adequate to fund operating activities for the presently foreseeable future, including the payment of short-term and long-term debt obligations, capital improvements, research and development expenditures, product development activities and expansion of marketing capabilities for the branded pharmaceutical business. In addition, we continue to examine opportunities to expand our business through the acquisition of or investment in companies, technologies, product rights, research and development and other investments that are compatible with our existing businesses. We intend to use our available cash to help in funding any acquisitions or investments. As such, cash has been invested in short-term, highly liquid instruments. We also may use funds available under our credit facility, or financing sources that subsequently become available, including the future issuances of additional debt or equity securities, to fund these acquisitions or investments. If we were to fund one or more such acquisitions or investments, our capital resources, financial condition and results of operations could be materially impacted in future periods.

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



CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our consolidated financial statements are presented on the basis of U.S. generally accepted accounting principles. Certain of our accounting policies are particularly important to the portrayal of our financial position and results of operations and require the application of significant judgment by our management. As a result, these policies are subject to an inherent degree of uncertainty. In applying these policies, we make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures. We base our estimates and judgments on historical experience, the terms of existing contracts, observance of trends in the industry, information that is obtained from customers and outside sources, and on various other assumptions that are believed to be reasonable and appropriate under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Although we believe that our estimates and assumptions are reasonable, actual results may differ significantly from our estimates. Changes in estimates and assumptions based upon actual results may have a material impact on our results of operations and/or financial condition. Our critical accounting policies are described below.

Revenue and Provision for Sales Returns and Allowances. When we sell our
- -------------------------------------------------------
products, we reduce the amount of revenue we recognize from such sale by an estimate of future product returns and sales allowances. Sales allowances include cash discounts, rebates, chargebacks, and other similar expected future payments relating to product sold in the current period. Factors that are considered in our estimates of future product returns and sales allowances include historical payment experience in relationship to revenues, estimated customer inventory levels, and current contract prices and terms with both direct and indirect customers. If actual future payments for product returns and sales allowances exceed the estimates we made at the time of sale, our financial position, results of operations and cash flows would be negatively impacted.

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

Allowance for Inventories. Inventories consist of finished goods held for
- --------------------------
distribution, raw materials and work in process. Our inventories are stated at the lower of cost or market, with cost determined on the first-in, first-out basis. In evaluating whether inventory is to be stated at the lower of cost or market, we consider such factors as the amount of inventory on hand and in the distribution channel, estimated time required to sell existing inventory, remaining shelf life and current and expected market conditions, including levels of competition. We establish reserves, when necessary, for slow-moving and obsolete inventories based upon our historical experience and management's assessment of current product demand.

Intangible Assets and Goodwill. Our intangible assets consist of product
- -------------------------------
rights, license agreements and trademarks resulting from product acquisitions and legal fees and similar costs relating to the development of patents and trademarks. Intangible assets that are acquired are stated at cost, less accumulated amortization, and are amortized on a straight-line basis over their estimated useful lives. Upon approval, costs associated with the development of patents and trademarks are amortized on a straight-line basis over estimated useful lives ranging from five to 17 years. We determine amortization periods for intangible assets that are acquired based on our assessment of various factors impacting estimated useful lives and cash flows of the acquired products. Such factors include the product's position in its life cycle, the existence or absence of like products in the market, various other competitive and regulatory issues, and contractual terms. Significant changes to any of these factors may result in a reduction in the intangible asset's useful life and an acceleration of related amortization expense.

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

When we determine that the carrying value of an intangible asset may not be recoverable based upon the existence of one or more of the above indicators of impairment, we first perform an assessment of the asset's recoverability. Recoverability is determined by comparing the carrying amount of an intangible asset against an estimate of the undiscounted future cash flows expected to result from its use and eventual disposition. If the sum of the expected future undiscounted cash flows is less than the carrying amount of the intangible asset, an impairment loss is recognized based on the excess of the carrying amount over the estimated fair value of the intangible asset.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk is limited to fluctuating interest rates associated with variable rate indebtedness that is subject to interest rate changes.

Advances to us under our credit facilities bear interest at a rate that varies consistent with increases or decreases in the publicly announced prime rate and/or the LIBOR rate with respect to LIBOR-related loans, if any. A material increase in such rates could significantly increase borrowing expenses. We did not have any cash borrowings under our credit facilities at September 30, 2004.

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

ITEM 4.  CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

There have been no significant changes in our internal control over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting in the second quarter of fiscal year 2005.




PART II. - OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS

ETHEX Corporation (ETHEX) was a defendant in a lawsuit styled Healthpoint, Ltd. v. ETHEX Corporation, filed in federal court in San Antonio, Texas and was also named as a defendant in a second lawsuit brought by Healthpoint. During the quarter ended September 30, 2004, we made a settlement payment in the amount of $16.5 million to resolve all previously pending claims between us and Healthpoint without the admission of any liability. The settlement was fully reserved by us in September 2002 and therefore had no impact on our earnings for the three months ended September 30, 2004. The $(843,000) reflected in the litigation line item on our consolidated income statements for the three and six months ended September 30, 2004 represents reversal of the portion of the Healthpoint litigation reserve that remained after consideration of the settlement payment and related litigation costs incurred during the second quarter.

The Company and ETHEX are named as defendants in a case brought by CIMA LABS, Inc. and Schwarz Pharma, Inc. and styled CIMA LABS, Inc. et. al. v. KV Pharmaceutical Company et. al. filed in federal court in Minnesota. It is alleged that the Company and ETHEX infringed on a CIMA patent in connection with the manufacture and sale of Hyoscyamine Sulfate Orally Dissolvable Tablets, 0.125 mg. The court has denied the plaintiff's motion for a preliminary injunction, which allows ETHEX to continue marketing the product during the pendancy of the subject lawsuit and calls into question CIMA's and Schwarz's ability to prevail in the lawsuit. We have filed several motions for summary judgment that have yet to be decided, requesting that the court rule that the relevant patent is unenforceable, invalid or not infringed. CIMA and Schwarz have opposed these motions and filed a summary judgment motion seeking the court to rule that the patent is valid. We believe we have meritorious defenses and will vigorously defend the case; however, we cannot give any assurance that we will prevail.

The Company and ETHEX are named as defendants in a case brought by Solvay Pharmaceuticals, Inc. and styled Solvay Pharmaceuticals, Inc. v. ETHEX Corporation, filed in federal court in Minnesota. In general, Solvay alleges that ETHEX's comparative promotion of its Pangestyme(TM) CN 10 and Pangestyme(TM) CN 20 products to Solvay's Creon(R) 10 and Creon(R) 20 products resulted in false advertising and misleading statements under various federal and state laws, and constituted unfair and deceptive trade practices. Discovery is active. We believe we have meritorious defenses and will vigorously defend the case; however, we cannot give any assurance that we will prevail.

We previously distributed several low volume pharmaceutical products that contained phenylpropanolamine, or PPA, and that were discontinued in 2000 and 2001. We are presently named a defendant in a product liability lawsuit in federal court in Mississippi involving PPA. The suit originated out of a case, Virginia Madison, et al. v. Bayer Corporation, et al. The original suit was filed on December 23, 2002, but was not served on us until February 2003. The case was originally filed in the Circuit Court of Hinds County, Mississippi, and was removed to the United States District Court for the Southern District of Mississippi by then co-defendant Bayer Corporation. The case has been transferred to a Judicial Panel on Multi-District Litigation for PPA claims sitting in the Western District of Washington. The claims against us have now been segregated into a lawsuit brought by Johnny Fulcher individually and on behalf of the wrongful death beneficiaries of Linda Fulcher, deceased, against KV. It alleges bodily injury, wrongful death, economic injury, punitive damages, loss of consortium and/or loss of services from the use of our distributed pharmaceuticals containing PPA that have since been discontinued and/or reformulated to exclude PPA. In May 2004, the case was dismissed with prejudice by the U.S. District Court for the Western District of Washington for a failure to timely file an individual complaint as required by certain court orders. The plaintiff filed a request for reconsideration which was opposed and subsequently denied by the court in June 2004. In July 2004, the plaintiffs filed a notice of appeal of the dismissal. We intend to oppose this appeal. Management believes that we may have substantial defenses to the underlying claims, though the ultimate outcome of this case and the potential effect cannot be determined.

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


From time to time in the future, we may be subject to further litigation resulting from products containing PPA that it formerly distributed. We intend to vigorously defend any claims that may be raised in the current and future litigation; however, we cannot give any assurances we will prevail.

We have been advised that one of our former distributor customers is being sued in Florida state court captioned Darrian Kelly v. K-Mart et. al. for personal injury allegedly caused by ingestion of K-Mart diet caplets that are alleged to have been manufactured by us and to contain PPA. The distributor has tendered defense of the case to us and has asserted a right to indemnification for any financial judgment it must pay. We previously notified our product liability insurer of this claim in 1999, and we recently sent a letter to the insurer formally demanding that it take over our defense. While we do not believe this lawsuit will have a material adverse effect on our results of operations or financial position, at this point, we have not been provided significant information on the underlying claims and alleged damages.

On September 25, 2003, the Commonwealth of Massachusetts filed Commonwealth of Massachusetts v. Mylan Laboratories, Inc. et al in Massachusetts federal court, against ETHEX Corp. and 12 other manufacturers of generic pharmaceutical products. The complaint alleges, among other things, that the defendants reported inflated pricing information for their drugs to data reporting services, and that Massachusetts relied on this pricing data in setting reimbursement rates under the Medicaid program. The complaint also alleges that Massachusetts received rebates from the defendants under the Medicaid Drug Rebate Program that were materially less than that to which Massachusetts was entitled. Massachusetts seeks to recover from the defendants the amount that it believes it overpaid and the amount it is owed in rebates, based on claims under Massachusetts and federal law. The case is in its early stages, and fact discovery has not yet begun. ETHEX is vigorously defending the litigation; however, it cannot give any assurances that it will prevail.

On or about August 5, 2004, the City of New York filed a lawsuit in U.S. District Court for the Southern District of New York against 44 manufacturers of pharmaceuticals, including ETHEX. The complaint alleges that the defendants inflated the average wholesale prices used to calculate Medicaid reimbursements and that by reporting inflated pricing information they underpaid Medicaid rebates. The case is in its early stages and fact discovery has not yet begun. ETHEX intends to vigorously defend its interests; however, it cannot give any assurances that it will prevail.

It is possible that a number of jurisdictions may have commenced investigations into the generic and branded pharmaceutical industry, at large, regarding pricing and price reporting practices that may or may not have an effect on the Company. The Company and/or its affiliates have been notified that several jurisdictions are investigating such matters.

From time to time, we are involved in various other legal proceedings in the ordinary course of our business. These legal proceedings include various patent infringement actions brought by potential competitors with respect to products the Company proposes to market and for which we have filed Abbreviated New Drug Applications and provided notice of certification required under the provisions of the Hatch-Waxman Act. While it is not feasible to predict the ultimate outcome of such other proceedings, we believe that the ultimate outcome of such other proceedings will not have a material adverse effect on our results of operations or financial position.

There are uncertainties and risks associated with all litigation and there can be no assurances that we will prevail in any particular litigation.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Our 2004 annual meeting of shareholders was held on September 9, 2004. Of 49,083,906 shares of Class A and Class B Common Stock issued, outstanding and eligible to be voted at the meeting, holders of 42,230,429 shares, constituting a quorum, were represented in person or by proxy at the meeting. One matter was submitted to a vote of security holders at the meeting, the election of three Class C director nominees to our board of directors, each to continue in office until the year 2007. Upon tabulation of votes cast, it was determined that the nominees had been elected. The voting results are set forth below:


CLASS C DIRECTOR NOMINEES
- -------------------------

                                                                    ABSTENTIONS AND
NAME                             FOR              WITHHOLD          BROKER NON-VOTES
- ----                             ---              --------          ----------------
Jean M. Bellin                15,639,366           22,194                48,627
Norman D. Schellenger         15,634,051           27,509                48,627
Terry B. Hatfield             15,639,366           22,194                48,627

          Because we have a staggered board, the terms of office of the following named Class A and Class B directors continue after the meeting:

      CLASS A (TO CONTINUE IN OFFICE UNTIL 2005)
      ------------------------------------------

Kevin S. Carlie
Marc S. Hermelin
David A. Van Vliet

      CLASS B (TO CONTINUE IN OFFICE UNTIL 2006)
      ------------------------------------------

Victor M. Hermelin
Alan G. Johnson
David S. Hermelin

ITEM 5.  OTHER ITEMS.

         On November 5, 2004, the Company, at the recommendation of the Compensation Committee, extended the employment agreement with Marc S. Hermelin, Vice Chairman and CEO to March 31, 2010. Modifications to the definition of net income and refinements to retirement and health benefits were made.




ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

                  (a)  Exhibits. See Exhibit Index.
                  (b) Report on Form 8-K/A, filed on August 31, 2004, reporting events under Items 4.01 and 9.01. Report on Form 8-K, filed on August 19, 2004, reporting events under items 4 and 9. Report on Form 8-K, filed on July 17, 2004, reporting events under items 4 and 7(c).




                                 SIGNATURES
                                 ----------

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               K-V PHARMACEUTICAL COMPANY




Date: November 9, 2004                   By    /s/  Marc S. Hermelin
      ----------------                         ---------------------------------
                                               Marc S. Hermelin
                                               Vice Chairman of the Board and
                                               Chief Executive Officer
                                               (Principal Executive Officer)




Date: November 9, 2004                   By    /s/  Gerald R. Mitchell
      ----------------                         ---------------------------------
                                               Gerald R. Mitchell
                                               Vice President and
                                               Chief Financial Officer
                                               (Principal Financial and
                                                Accounting Officer)





                                EXHIBIT INDEX



Exhibit No.                   Description
- -----------                   -----------

   10(a) Amendment to the employment agreement between the Company and Marc S. Hermelin, Vice-Chairman and CEO, dated November 5, 2004.

   10(b) Employment agreement and amendments thereto between the Company and David S. Hermelin, Director and Vice President, Corporate Strategy and Operations Analysis.

   31.1           Certification of Chief Financial Officer.

   31.2           Certification of Chief Executive Officer.

   32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.