Form 10-Q
period 2004-12-31
KV PHARMACEUTICAL CO /DE/
filed 2005-02-09
CIK 57055

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


             FOR THE QUARTERLY PERIOD ENDED     DECEMBER 31, 2004
                                            -------------------------



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



      INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL
REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS) AND (2) HAS BEEN
SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.  YES  X     NO
                                                              -----     -----

INDICATE BY CHECK MARK WHETHER THE REGISTRANT IS AN ACCELERATED FILER (AS
DEFINED IN EXCHANGE ACT RULE 12B-2).  YES   X      NO
                                          -----      -----


             TITLE OF CLASS OF                              NUMBER OF SHARES
               COMMON STOCK                        OUTSTANDING AS OF FEBRUARY 3, 2005
             -----------------                     ----------------------------------
CLASS A COMMON STOCK, PAR VALUE $.01 PER SHARE                  35,877,686
CLASS B COMMON STOCK, PAR VALUE $.01 PER SHARE                  13,371,589





PART I. - FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS


                                    K-V PHARMACEUTICAL COMPANY AND SUBSIDIARIES
                                         CONSOLIDATED STATEMENTS OF INCOME
                             (Unaudited; dollars in thousands, except per share data)



                                                            THREE MONTHS ENDED              NINE MONTHS ENDED
                                                               DECEMBER 31,                    DECEMBER 31,
                                                        --------------------------      --------------------------
                                                           2004             2003           2004             2003
                                                        ---------        ---------      ---------        ---------
Net revenues.....................................       $  86,857        $  69,598      $ 232,266        $ 199,996
Cost of sales....................................          29,935           22,761         80,525           67,891
                                                        ---------        ---------      ---------        ---------
Gross profit.....................................          56,922           46,837        151,741          132,105
                                                        ---------        ---------      ---------        ---------

Operating expenses:
    Research and development.....................           5,988            5,239         16,813           14,808
    Selling and administrative...................          29,176           21,536         79,009           62,429
    Amortization of intangible assets............           1,172            1,112          3,441            3,336
    Litigation...................................              --               --           (843)          (1,700)
                                                        ---------        ---------      ---------        ---------
Total operating expenses.........................          36,336           27,887         98,420           78,873
                                                        ---------        ---------      ---------        ---------

Operating income.................................          20,586           18,950         53,321           53,232
                                                        ---------        ---------      ---------        ---------

Other expense (income):
    Interest expense.............................           1,242            1,826          4,276            4,611
    Interest and other income....................            (718)            (750)        (2,151)          (1,523)
                                                        ---------        ---------      ---------        ---------
Total other expense, net.........................             524            1,076          2,125            3,088
                                                        ---------        ---------      ---------        ---------

Income before income taxes.......................          20,062           17,874         51,196           50,144
Provision for income taxes.......................           6,510            6,345         17,407           17,801
                                                        ---------        ---------      ---------        ---------

Net income.......................................       $  13,552        $  11,529      $  33,789        $  32,343
                                                        =========        =========      =========        =========


Earnings per common share:
    Basic - Class A common.......................       $    0.29        $    0.25      $    0.72        $    0.69
    Basic - Class B common.......................       $    0.24        $    0.21      $    0.60        $    0.57

    Diluted......................................       $    0.25        $    0.21      $    0.62        $    0.60
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





SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                    K-V PHARMACEUTICAL COMPANY AND SUBSIDIARIES
                                            CONSOLIDATED BALANCE SHEETS
                                              (Dollars in thousands)

                                                                                          DECEMBER 31,     MARCH 31,
                                                                                             2004            2004
                                                                                             ----            ----
                                                                                          (Unaudited)

                                            ASSETS
                                            ------
CURRENT ASSETS:
Cash and cash equivalents............................................................     $  169,954      $  201,581
Marketable securities................................................................         35,516          25,330
Receivables, less allowance for doubtful accounts of $528 and $402
   at December 31, 2004 and March 31, 2004, respectively.............................         78,174          65,872
Inventories, net.....................................................................         49,278          50,697
Prepaid and other assets.............................................................          7,317           6,591
Deferred tax assets..................................................................             --           8,037
                                                                                          ----------      ----------
   Total Current Assets..............................................................        340,239         358,108
Property and equipment, less accumulated depreciation................................        119,473          75,777
Intangible assets and goodwill, net..................................................         78,319          80,809
Other assets.........................................................................         13,160          13,744
                                                                                          ----------      ----------
TOTAL ASSETS.........................................................................     $  551,191      $  528,438
                                                                                          ==========      ==========

                                         LIABILITIES
                                         -----------

CURRENT LIABILITIES:
Accounts payable.....................................................................     $   17,921      $   12,650
Accrued liabilities..................................................................         10,588          30,917
Deferred tax liabilities.............................................................          1,763              --
Current maturities of long-term debt.................................................          7,906           7,909
                                                                                          ----------      ----------
   Total Current Liabilities.........................................................         38,178          51,476
Long-term debt.......................................................................        210,011         210,741
Other long-term liabilities..........................................................          3,752           3,122
Deferred tax liabilities.............................................................          6,502           5,350
                                                                                          ----------      ----------
TOTAL LIABILITIES....................................................................        258,443         270,689
                                                                                          ----------      ----------

COMMITMENTS AND CONTINGENCIES

                                     SHAREHOLDERS' EQUITY
                                     --------------------

7% cumulative convertible Preferred Stock, $.01 par value; $25.00 stated and liquidation value; 840,000 shares authorized; issued and outstanding --
   40,000 shares at December 31, 2004 and March 31,
   2004 (convertible into Class A shares at a ratio of  8.4375 to one)...............             --              --
Class A and Class B Common Stock, $.01 par value; 150,000,000 and
   75,000,000 shares authorized, respectively;
     Class A - issued 38,976,556 and 36,080,583 at December 31, 2004
       and March 31, 2004, respectively..............................................            390             362
     Class B - issued 13,473,791 and 16,148,739 at December 31, 2004 and March 31,
       2004, respectively (convertible into Class A shares on a one-for-one basis)...            135             162
Additional paid-in capital...........................................................        127,669         123,828
Retained earnings....................................................................        218,317         184,580
Accumulated other comprehensive loss.................................................           (119)             --
Less: Treasury stock, 3,110,647 shares of Class A and 92,902 shares of Class B Common
   Stock at December 31, 2004, respectively, and 3,035,948 shares of Class A and
   80,142 shares of Class B Common Stock at March 31, 2004, respectively, at cost....        (53,644)        (51,183)
                                                                                          ----------      ----------
TOTAL SHAREHOLDERS' EQUITY...........................................................        292,748         257,749
                                                                                          ----------      ----------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY...........................................     $  551,191      $  528,438
                                                                                          ==========      ==========

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                  K-V PHARMACEUTICAL COMPANY AND SUBSIDIARIES
                                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                       (Unaudited; dollars in thousands)

                                                                                       NINE MONTHS ENDED
                                                                                          DECEMBER 31,
                                                                                  ----------------------------
                                                                                     2004              2003
                                                                                  ----------        ----------
OPERATING ACTIVITIES:
Net income.............................................................           $   33,789        $   32,343
Adjustments to reconcile net income to net cash provided by
   operating activities:
   Depreciation, amortization and other non-cash charges...............               10,230             9,327
   Deferred income tax provision.......................................               11,013             5,304
   Deferred compensation...............................................                  630               225
   Litigation..........................................................                 (843)            1,825
Changes in operating assets and liabilities:
   (Increase) decrease in receivables, net.............................              (12,302)              672
   Decrease (increase) in inventories, net.............................                1,419           (13,561)
   Increase in prepaid and other assets................................               (1,752)           (7,809)
   Decrease in accounts payable and accrued liabilities................              (14,215)          (16,841)
                                                                                  ----------        ----------
Net cash provided by operating activities..............................               27,969            11,485
                                                                                  ----------        ----------

INVESTING ACTIVITIES:
   Purchase of property and equipment, net.............................              (49,387)          (13,709)
   Purchase of marketable securities...................................              (10,366)               --
   Product acquisition.................................................                   --           (14,300)
                                                                                  ----------        ----------
Net cash used in investing activities..................................              (59,753)          (28,009)
                                                                                  ----------        ----------

FINANCING ACTIVITIES:
   Principal payments on long-term debt................................                 (935)           (1,140)
   Dividends paid on preferred stock...................................                  (52)             (418)
   Proceeds from issuance of convertible notes.........................                   --           194,180
   Purchase of common stock for treasury...............................               (2,461)          (50,941)
   Exercise of common stock options....................................                3,605             1,726
                                                                                  ----------        ----------
Net cash provided by financing activities..............................                  157           143,407
                                                                                  ----------        ----------
(Decrease) increase in cash and cash equivalents.......................              (31,627)          126,883
Cash and cash equivalents:
   Beginning of year...................................................              201,581            96,288
                                                                                  ----------        ----------
   End of period.......................................................           $  169,954        $  223,171
                                                                                  ==========        ==========


SUPPLEMENTAL INFORMATION:
   Interest paid, net of portion capitalized...........................           $    4,524        $    3,041
   Income taxes paid...................................................                5,070            19,161

NON-CASH FINANCING ACTIVITY:
    Term loan to finance building purchase.............................           $       --        $    8,800
    Issuance of common stock under product development
        agreement......................................................                  238               505



SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                (Dollars in thousands, except per share data)


1.   BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of K-V Pharmaceutical Company ("KV" or the "Company") have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. However, in the opinion of management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations and cash flows for the three- and nine-month periods ended December 31, 2004 are not necessarily indicative of the results of operations and cash flows that may be expected for the fiscal year ending March 31, 2005. The interim consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2004. The balance sheet information as of March 31, 2004 has been derived from the Company's audited consolidated balance sheet as of that date.

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

                                                              THREE MONTHS ENDED             NINE MONTHS ENDED
                                                                  DECEMBER 31,                   DECEMBER 31,
                                                            -----------------------       ------------------------
                                                              2004           2003           2004            2003
                                                              ----           ----           ----            ----
   Net income, as reported........................          $ 13,552       $ 11,529       $ 33,789        $ 32,343
   Deduct:  Stock based employee
     compensation expense, net of
     related tax effects..........................              (157)          (172)          (470)           (512)
                                                            --------       --------       --------        --------
   Pro forma net income...........................          $ 13,395       $ 11,357       $ 33,319        $ 31,831
                                                            ========       ========       ========        ========


   Earnings per share:
     Basic Class A common - as reported...........          $   0.29       $   0.25       $   0.72        $   0.69
     Basic Class A common - pro forma.............              0.29           0.25           0.71            0.68
     Basic Class B common - as reported...........              0.24           0.21           0.60            0.57
     Basic Class B common - pro forma.............              0.24           0.21           0.59            0.56
     Diluted - as reported........................              0.25           0.21           0.62            0.60
     Diluted - pro forma..........................              0.24           0.21           0.61            0.59

The weighted average fair value of the options has been estimated on the date of grant using the following weighted average assumptions for grants during the three and nine months ended December 31, 2004 and 2003, respectively: no dividend yield; expected volatility of 35% and 42% for Class A common stock; expected volatility of 32% and 38% for Class B common stock; risk-free interest rate of 3.49% and 3.25% per annum; and expected option terms ranging from 3 to 10 years for both periods. Weighted averages are used because of varying assumed exercise dates.

3.   EARNINGS PER SHARE

     The following table sets forth the computation of basic and diluted earnings per share:

                                                               THREE MONTHS ENDED            NINE MONTHS ENDED
                                                                   DECEMBER 31,                 DECEMBER 31,
                                                           -------------------------     --------------------------
                                                              2004            2003           2004           2003
                                                              ----            ----           ----           ----
Undistributed earnings:
     Net income......................................       $  13,552      $  11,529      $  33,789       $  32,343
     Less - preferred stock dividends................             (17)           (17)           (52)           (418)
                                                            ---------      ---------      ---------       ---------
     Undistributed earnings - basic EPS..............          13,535         11,512         33,737          31,925
     Add - preferred stock dividends.................              17             17             52             418
     Add - interest expense on convertible
       notes, net of tax.............................           1,041            984          3,051           2,459
                                                            ---------      ---------      ---------       ---------
     Net income - diluted EPS........................       $  14,593      $  12,513      $  36,840       $  34,802
                                                            =========      =========      =========       =========
Allocation of undistributed earnings - basic EPS:
     Class A common stock............................       $  10,058      $   8,178      $  24,365       $  22,781
     Class B common stock............................           3,477          3,334          9,372           9,144
                                                            ---------      ---------      ---------       ---------
       Total allocated earnings - basic EPS..........       $  13,535      $  11,512      $  33,737       $  31,925
                                                            =========      =========      =========       =========
Weighted average shares outstanding - basic:
     Class A common stock............................          34,833         32,749         33,667          33,085
     Class B common stock............................          14,449         16,020         15,539          15,935
                                                            ---------      ---------      ---------       ---------
       Total weighted average shares
          outstanding - basic........................          49,282         48,769         49,206          49,020
                                                            ---------      ---------      ---------       ---------
Effect of dilutive securities:
     Employee stock options..........................           1,165          1,870          1,212           1,783
     Convertible preferred stock.....................             338            338            338             338
     Convertible notes...............................           8,692          8,692          8,692           7,269
                                                            ---------      ---------      ---------       ---------
       Dilutive potential common shares..............          10,195         10,900         10,242           9,390
                                                            ---------      ---------      ---------       ---------
       Total weighted average shares
         outstanding - diluted.......................          59,477         59,669         59,448          58,410
                                                            =========      =========      =========       =========
Basic earnings per share:
     Class A common stock............................       $    0.29      $    0.25      $    0.72       $    0.69
     Class B common stock............................            0.24           0.21           0.60            0.57
Diluted earnings per share(1)........................       $    0.25      $    0.21      $    0.62       $    0.60
                                                            =========      =========      =========       =========

     (1) Excluded from the computation of diluted earnings per share are outstanding stock options whose exercise prices are greater than the average market price of the common shares for the period reported. For the three months ended December 31, 2004, excluded from the computation were options to purchase 684,897 Class A and Class B common shares. There were no outstanding stock options with exercise prices greater than the average market price of the common shares for the three months ended December 31, 2003. For the nine-month periods ended December 31, 2004 and 2003, excluded from the computation were options to purchase 687,987 and 140,282 Class A and Class B common shares, respectively.


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

In December 2004, the Company adopted the guidance in EITF 04-08, The Effect of Contingently Convertible Debt on Diluted Earnings per Share, in this report on Form 10-Q. The EITF consensus required that the impact of contingently convertible debt instruments be included in diluted earnings per share computations (if dilutive) regardless of whether the market price trigger (or other contingent feature) had been met. Additionally, the EITF stated that prior period earnings per share amounts presented for comparative purposes should be restated to conform to this consensus.

Consistent with the guidance in EITF 03-06 and EITF 04-08, the following table sets forth basic and diluted earnings per share for prior periods:

                                                    Quarter Ended                                  Quarter Ended
                                            -------------------------------      ------------------------------------------------
                                            12/31/04    9/30/04    6/30/04       3/31/04        12/31/03     9/30/03      6/30/03
                                            -------------------------------      ------------------------------------------------
Undistributed Earnings:
  Net income                                $13,552     $12,676    $  7,561      $13,505        $11,529      $12,241      $ 8,573
  Less - preferred stock dividends              (17)        (18)        (17)         (18)           (17)         (18)        (384)
                                            -------     -------    --------      -------        -------      -------      -------
  Undistributed earnings - basic
    EPS                                      13,535      12,658       7,544       13,487         11,512       12,223        8,189
  Add - preferred stock dividends                17          18          17           18             17           18          384
  Add - interest expense on
     convertible notes, net of tax            1,041         997       1,009        1,044            984          984          492
                                            -------     -------    --------      -------        -------      -------      -------
  Net income - diluted EPS                  $14,593     $13,673    $  8,570      $14,549        $12,513      $13,225      $ 9,065
                                            =======     =======    ========      =======        =======      =======      =======

Allocation of undistributed -
  earnings - basic EPS:
     Class A common stock                   $10,058     $ 9,007    $  5,368      $ 9,607        $ 8,178      $ 8,680      $ 5,896
     Class B common stock                     3,477       3,651       2,176        3,880          3,334        3,543        2,293
                                            -------     -------    --------      -------        -------      -------      -------
       Total allocated earnings -
        basic EPS                           $13,535     $12,658    $  7,544      $13,487        $11,512      $12,223      $ 8,189
                                            =======     =======    ========      =======        =======      =======      =======
Weighted average shares
  outstanding - basic:
     Class A common stock                    34,833      33,114      33,048       32,929         32,749       32,557       33,958
     Class B common stock                    14,449      16,106      16,068       15,960         16,020       15,944       15,840
                                            -------     -------    --------      -------        -------      -------      -------
       Total weighted  average
        shares outstanding - basic           49,282      49,220      49,116       48,889         48,769       48,501       49,798
                                            -------     -------    --------      -------        -------      -------      -------

  Effect of dilutive securities:
     Employee stock options                   1,165         994       1,495        1,691          1,870        1,816        1,664
     Convertible preferred stock                338         338         338          338            338          338          338
     Convertible notes                        8,692       8,692       8,692        8,692          8,692        8,692        4,346
                                            -------     -------    --------      -------        -------      -------      -------
        Dilutive potential common
         shares                              10,195      10,024      10,525       10,721         10,900       10,846        6,348
                                            -------     -------    --------      -------        -------      -------      -------
         Total weighted average
         shares outstanding - diluted        59,477      59,244      59,641       59,610         59,669       59,347       56,146
                                            =======     =======    ========      =======        =======      =======      =======

Basic earnings per share:
     Class A common stock                   $  0.29     $  0.27    $   0.16      $  0.29        $  0.25      $  0.27      $  0.17
     Class B common stock                   $  0.24     $  0.23    $   0.14      $  0.24        $  0.21      $  0.22      $  0.14
Diluted earnings per share                  $  0.25     $  0.23    $   0.14      $  0.24        $  0.21      $  0.22      $  0.16
                                            =======     =======    ========      =======        =======      =======     ========


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

Accruals for sales provisions are presented in the consolidated financial statements as reductions to net revenues and accounts receivable. Sales provisions totaled $37,498 and $24,720 for the three months ended December 31, 2004 and 2003, respectively, and $96,043and $68,736 for the nine months ended December 31, 2004 and 2003, respectively. The reserve balances related to the sales provisions totaled $22,929 and $20,648 at December 31, 2004 and March 31, 2004, respectively, and are deducted from "Receivables, less allowance for doubtful accounts" in the accompanying consolidated balance sheets.

5.   INVENTORIES

         Inventories consist of the following:

                                                                DECEMBER 31, 2004    MARCH 31, 2004
                                                                -----------------    --------------

                  Finished goods.....................                $ 28,559           $ 31,028
                  Work-in-process....................                   6,484              5,142
                  Raw materials......................                  15,776             15,529
                                                                     --------           --------
                                                                       50,819             51,699
                  Reserves for obsolescence..........                  (1,541)            (1,002)
                                                                     --------           --------
                                                                     $ 49,278           $ 50,697
                                                                     ========           ========

Management establishes reserves for potentially obsolete or slow-moving inventory based on an evaluation of inventory levels, forecasted demand, and market conditions.

6.   INTANGIBLE ASSETS AND GOODWILL

                                                       DECEMBER 31, 2004                   MARCH 31, 2004
                                                 ---------------------------       ----------------------------
                                                   GROSS                            GROSS
                                                  CARRYING      ACCUMULATED        CARRYING        ACCUMULATED
                                                   AMOUNT       AMORTIZATION        AMOUNT         AMORTIZATION
                                                   ------       ------------        ------         ------------
Product rights - Micro-K(R)..................    $  36,140        $(10,452)         $  36,140        $ (9,099)
Product rights - PreCare(R)..................        8,433          (2,284)             8,433          (1,968)
Trademarks acquired:
   Niferex(R)................................       14,834          (1,298)            14,834            (742)
   Chromagen(R)/Strongstart(R).................     27,642          (2,419)            27,642          (1,382)
License agreements.........................          4,668             (75)             3,825               -
Trademarks and patents.....................          2,999            (426)             2,980            (411)
                                                 ---------        --------          ---------        --------
  Total intangible assets..................         94,716         (16,954)            93,854         (13,602)
Goodwill...................................            557               -                557               -
                                                 ---------        --------          ---------        --------
                                                 $  95,273        $(16,954)         $  94,411        $(13,602)
                                                 =========        ========          =========        ========

As of December 31, 2004, the Company's intangible assets have a weighted average useful life of approximately 20 years. Amortization expense for intangible assets was $1,172 and $1,112 for the three months ended December 31, 2004 and 2003, respectively, and $3,442 and $3,336 for the nine months ended December 31, 2004 and 2003, respectively.

Assuming no additions, disposals or adjustments are made to the carrying values and/or useful lives of the intangible assets, amortization expense on product rights, trademarks acquired and other intangible assets is estimated to be approximately $1,173 for the remainder of fiscal 2005 and approximately $4,690 in each of the four succeeding fiscal years.

7.   REVOLVING CREDIT AGREEMENT

Effective as of December 2004, the Company increased its available credit facilities to $140,000. The revised agreement provides for an increase from $40,000 to $80,000 in the Company's revolving line of credit along with an increase from $25,000 to $60,000 in the supplemental credit line that is available for financing acquisitions. These credit facilities expire in October 2006 and December 2005, respectively. The revolving and supplemental credit lines are unsecured and interest is charged at the lower of the prime rate or the one-month LIBOR rate plus 175 basis points. At December 31, 2004, the Company had no cash borrowings outstanding under either credit facility. The revised agreement contains substantially identical financial and other covenants, representations, warranties, conditions and default provisions as the replaced facility. The financial covenants impose minimum levels of earnings before interest, taxes, depreciation and amortization, a maximum funded debt ratio, a limit on capital expenditures and dividend payments, a minimum fixed charge coverage ratio and a maximum senior leverage ratio. As of December 31, 2004, the Company was in compliance with all of its covenants.

8.   LONG-TERM DEBT

Long-term debt consists of the following:

                                                                   DECEMBER 31, 2004     MARCH 31, 2004
                                                                   -----------------     --------------
                  Industrial revenue bonds....................       $        --           $      205
                  Notes payable...............................             6,933                6,731
                  Building mortgages..........................            10,984               11,714
                  Convertible notes...........................           200,000              200,000
                                                                     -----------           ----------
                                                                         217,917              218,650
                  Less current portion........................            (7,906)              (7,909)
                                                                     -----------           ----------
                                                                     $   210,011           $  210,741
                                                                     ===========           ==========

On May 16, 2003, the Company issued $200,000 principal amount of Convertible Subordinated Notes (the "Notes") that are convertible, under certain circumstances, into shares of Class A common stock at an initial conversion price of $23.01 per share. The Notes, which are due May 16, 2033, bear interest that is payable on May 16 and November 16 of each year at a rate of 2.50% per annum. The Company also is obligated to pay contingent interest at a rate equal to 0.5% per annum during any six-month period from May 16 to November 15 and from November 16 to May 15, with the initial six-month period commencing May 16, 2006, if the average trading price of the Notes per $1,000 principal amount for the five-trading day period ending on the third trading day immediately preceding the first day of the applicable six-month period equals $1,200 or more.

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

The Notes are convertible, at the holders' option, into shares of the Company's Class A common stock prior to the maturity date under the following circumstances:

                  o during any quarter commencing after June 30, 2003, if the closing sale price of the Company's Class A common stock over a specified number of trading days during the previous quarter is more than 120% of the conversion price of the Notes on the last trading day of the previous quarter. The Notes are initially convertible at a conversion price of $23.01 per share, which is equal to a conversion rate of approximately 43.4594 shares per $1,000 principal amount of Notes;
                  o    if the Company has called the Notes for redemption;
                  o during the five-trading day period immediately following any nine consecutive-trading day period in which the trading price of the Notes per $1,000 principal amount for each day of such period was less than 95% of the product of the closing sale price of our Class A common stock on that day multiplied by the number of shares of our Class A common stock issuable upon conversion of $1,000 principal amount of the Notes; or
                  o upon the occurrence of specified corporate transactions.

The Company has reserved 8,691,880 shares of Class A Common Stock for issuance in the event the Notes are converted into the Company's common shares.

The Notes, which are unsecured, do not contain any restrictions on the payment of dividends, the incurrence of additional indebtedness or the repurchase of the Company's securities, and do not contain any financial covenants.

9.   COMPREHENSIVE INCOME

Comprehensive income includes all changes in equity during a period except those that resulted from investments by or distributions to the Company's shareholders. Other comprehensive income refers to revenues, expenses, gains and losses that, under generally accepted accounting principles, are included in comprehensive income, but excluded from net income as these amounts are recorded directly as an adjustment to shareholders' equity. For the Company, comprehensive income is comprised of net income and the net changes in unrealized gains and losses on available for sale marketable securities, net of applicable income taxes. Total comprehensive income totaled $13,433 and $11,529 for the three months ended December 31, 2004 and 2003, respectively, and $33,670 and $32,343 for the nine months ended December 31, 2004 and 2003, respectively.

10.   SEGMENT REPORTING

The reportable operating segments of the Company are branded products, specialty generics and specialty materials. The operating segments are distinguished by differences in products, marketing and regulatory approval. Segment profits are measured based on income before taxes and are determined based on each segment's direct revenues and expenses. The majority of research and development expense, corporate general and administrative expenses, amortization and interest expense, as well as interest and other income, are not allocated to segments, but are included in the "all other" classification. Identifiable assets for the three reportable operating segments primarily include receivables, inventory, and property and equipment. For the "all other" classification, identifiable assets consist of cash and cash equivalents, corporate property and equipment, intangible and other assets and all income tax related assets. Accounting policies of the segments are the same as the Company's consolidated accounting policies.

The following represents information for the Company's reportable operating segments for the three and nine months ended December 31, 2004 and 2003.

                                THREE MONTHS
                                   ENDED          BRANDED      SPECIALTY    SPECIALTY     ALL
                                DECEMBER 31,      PRODUCTS     GENERICS     MATERIALS    OTHER     ELIMINATIONS   CONSOLIDATED
                                ------------      --------     --------     ---------    -----     ------------   ------------
   Net revenues                     2004          $26,180      $55,113        $4,671   $    893     $      -       $  86,857
                                    2003           20,928       44,071         3,905        694            -          69,598

   Segment profit (loss)            2004            9,851       30,191         1,097    (21,077)           -          20,062
                                    2003            8,009       24,518           654    (15,307)           -          17,874

   Identifiable assets              2004           22,034       78,609         7,742    443,964       (1,158)        551,191
                                    2003           16,348       70,247         8,871    419,690       (1,158)        513,998

   Property and                     2004              651           33             -     16,177            -          16,861
       equipment additions          2003                -            -             -      5,629            -           5,629

   Depreciation and                 2004               66           65            35      3,311            -           3,477
       Amortization                 2003               78           13            34      3,120            -           3,245


                                NINE MONTHS
                                   ENDED          BRANDED     SPECIALTY     SPECIALTY     ALL
                                DECEMBER 31,      PRODUCTS    GENERICS      MATERIALS    OTHER     ELIMINATIONS   CONSOLIDATED
                                ------------      --------    --------      ---------    -----     ------------   ------------
   Net revenues                     2004          $64,477     $151,686       $13,790   $  2,313     $      -       $ 232,266
                                    2003           52,588      132,311        12,085      3,012            -         199,996

   Segment profit (loss)            2004           18,639       84,536         2,606    (54,585)           -          51,196
                                    2003           17,244       74,839         1,527    (43,466)           -          50,144

   Property and                     2004            1,956           33            15     47,383            -          49,387
       equipment additions          2003              123            -            35     13,551            -          13,709

   Depreciation and                 2004              239          161           106      9,724            -          10,230
       Amortization                 2003              240           41           102      8,944            -           9,327

     Consolidated revenues are principally derived from customers in North America and substantially all property and equipment is located in the St. Louis, Missouri metropolitan area.

11. CONTINGENCIES - RESERVE FOR POTENTIAL LEGAL DAMAGES

ETHEX Corporation (ETHEX), a subsidiary of the Company, was a defendant in a lawsuit styled Healthpoint, Ltd. v. ETHEX Corporation, filed in federal court in San Antonio, Texas. The Company and ETHEX were also named as defendants in a second lawsuit brought by Healthpoint and others styled Healthpoint Ltd. v. ETHEX Corporation, filed in federal court in San Antonio, Texas. In September 2004, the Company made a settlement payment in the amount of $16,500 to resolve all previously pending claims between KV and Healthpoint without the admission of any liability. The settlement was fully reserved by the Company in September 2002 and therefore had no impact on KV's earnings for the nine months ended December 31, 2004. The $843 of income reflected in "Litigation" on the Company's consolidated income statement for the nine months ended December 31, 2004 represents reversal of the portion of the Healthpoint litigation reserve that remained after payment of the settlement amount and related litigation costs.

The Company and ETHEX are named as defendants in a case brought by CIMA LABS, Inc. and Schwarz Pharma, Inc. and styled CIMA LABS, Inc. et. al. v. KV Pharmaceutical Company et. al. filed in federal court in Minnesota. It is alleged that the Company and ETHEX infringed on a CIMA patent in connection with the manufacture and sale of Hyoscyamine Sulfate Orally Dissolvable Tablets, 0.125 mg. The court has denied the plaintiff's motion for a preliminary injunction, which allows ETHEX to continue marketing the product during the pendancy of the subject lawsuit and calls into question CIMA's and Schwarz's ability to prevail in the lawsuit. The Company has filed several motions for summary judgment that have yet to be decided, requesting that the court rule that the relevant patent is unenforceable, invalid or not infringed. CIMA and Schwarz have opposed these motions and filed a summary judgment motion seeking the court to rule that the patent is valid. The Company intends to vigorously defend its interests; however, it cannot give any assurances it will prevail.

The Company and ETHEX are named as defendants in a case brought by Solvay Pharmaceuticals, Inc. and styled Solvay Pharmaceuticals, Inc. v. ETHEX Corporation, filed in federal court in Minnesota. In general, Solvay alleges that ETHEX's comparative promotion of its Pangestyme(TM) CN 10 and Pangestyme(TM) CN 20 products to Solvay's Creon(R) 10 and Creon(R) 20 products resulted in false advertising and misleading statements under various federal and state laws, and constituted unfair and deceptive trade practices. Discovery is active and trial has been set for November 2005. The Company intends to vigorously defend its interests; however, it cannot give any assurances it will prevail.

KV previously distributed several pharmaceutical products that contained phenylpropanolamine, or PPA, and that were discontinued in 2000 and 2001. The Company is presently named a defendant in a product liability lawsuit in federal court in Mississippi involving PPA. The suit originated out of a case, Virginia Madison, et al. v. Bayer Corporation, et al. The original suit was filed on December 23, 2002, but was not served on KV until February 2003. The case was originally filed in the Circuit Court of Hinds County, Mississippi, and was removed to the United States District Court for the Southern District of Mississippi by then co-defendant Bayer Corporation. The case has been transferred to a Judicial Panel on Multi-District Litigation for PPA claims sitting in the Western District of Washington. The claims against the Company have now been segregated into a lawsuit brought by Johnny Fulcher individually and on behalf of the wrongful death beneficiaries of Linda Fulcher, deceased, against KV. It alleges bodily injury, wrongful death, economic injury, punitive damages, loss of consortium and/or loss of services from the use of the Company's distributed pharmaceuticals containing PPA that have since been discontinued and/or reformulated to exclude PPA. In May 2004, the case was dismissed with prejudice by the U.S. District Court for the Western District of Washington for a failure to timely file an individual complaint as required by certain court orders. The plaintiff filed a request for reconsideration which was opposed and subsequently denied by the court in June 2004. In July 2004, the plaintiffs filed a notice of appeal of the dismissal. The Company intends to oppose this appeal. The Company intends to vigorously defend its interests; however, it cannot give any assurances it will prevail.

KV's product liability coverage for PPA claims expired for claims made after June 15, 2002. Although the Company renewed its product liability coverage for coverage after June 15, 2002, that policy excludes future PPA claims in accordance with the standard industry exclusion. Consequently, as of June 15, 2002, the Company will provide for legal defense costs and indemnity payments involving PPA claims on a going forward basis as incurred, including the Mississippi lawsuit that was filed after June 15, 2002. Moreover, the Company may not be able to obtain product liability insurance in the future for PPA claims with adequate coverage limits at commercially reasonable prices for subsequent periods. From time to time in the future, KV may be subject to further litigation resulting from products containing PPA that it formerly distributed. The Company intends to vigorously defend its interests; however, it cannot give any assurances it will prevail.

The Company has been advised that one of its former distributor customers is being sued in Florida state court captioned Darrian Kelly v. K-Mart et. al. for personal injury allegedly caused by ingestion of K-Mart diet caplets that are alleged to have been manufactured by the Company and to contain PPA. The distributor has tendered defense of the case to the Company and has asserted a right to indemnification for any financial judgment it must pay. The Company previously notified its product liability insurer of this claim in 1999, and the Company recently sent a letter to the insurer formally demanding that it assume the Company's defense. The Company intends to vigorously defend its interests; however, it cannot give any assurances it will prevail.

After the Company filed Abbreviated New Drug Applications (ANDA) with the Food and Drug Administration (FDA) seeking permission to market a generic version of the 50 mg, 100 mg, and 200 mg strengths of Toprol(R) XL in extended release capsule form, AstraZeneca filed lawsuits against KV for patent infringement under the provisions of the Hatch-Waxman Act (the Act). In the Company's Paragraph IV certification, KV contended that its proposed generic versions do not infringe AstraZeneca's patents. Pursuant to the Act, the filing date of the suit against the Company instituted an automatic stay of FDA approval of the Company's ANDA until the earlier of a judgment, or 30 months from the date of the suit. The Company has filed a motion for summary judgment with the federal district court in Missouri alleging, among other things, that AstraZeneca's patent is invalid. The trial is currently scheduled to begin in April 2005, but it may be delayed. The Company intends to vigorously defend its interests; however, it cannot give any assurances it will prevail.

In September 2003, the Commonwealth of Massachusetts filed Commonwealth of Massachusetts v. Mylan Laboratories, Inc. et al in Massachusetts federal court, against ETHEX Corp. and 12 other manufacturers of generic pharmaceutical products. The complaint generally alleges certain claims based upon the pricing and price reporting practices of the defendants relative to the Medicaid Drug Rebate Program in Massachusetts. The case is in its early stages, and fact discovery has not yet begun. In August 2004, the City of New York filed a lawsuit in U.S. District Court for the Southern District of New York against 44 manufacturers of pharmaceuticals, including ETHEX. The complaint also makes allegations regarding pricing and price reporting relative to Medicaid reimbursements. The case is in its early stages and fact discovery has not yet begun. In addition, the Company has been named in actions brought by several smaller governmental entities against a large number of branded and generic manufacturers. The Company intends to vigorously defend its interests in the actions described above; however, it cannot give any assurances it will prevail.

The Company believes that various other governmental entities have commenced investigations into the generic and branded pharmaceutical industry, at large, regarding pricing and price reporting practices. Although the Company believes its pricing and reporting practices have complied in all material respects with its legal obligations, it cannot give any assurances that it would prevail if legal actions are instituted by these governmental entities.

From time to time, the Company is involved in various other legal proceedings in the ordinary course of its business. These legal proceedings include various patent infringement actions brought by potential competitors with respect to products the Company proposes to market and for which it has submitted ANDA filings and provided notice of certification required under the provisions of the Act. While it is not feasible to predict the ultimate outcome of such other proceedings, the Company believes that the ultimate outcome of such other proceedings will not have a material adverse effect on its results of operations or financial position. For additional information regarding legal proceedings in which the Company or its subsidiaries are a party, see Item 1 of Part II of this report.

There are uncertainties and risks associated with all litigation and there can be no assurances that the Company will prevail in any particular litigation.

12.  RECENTLY ISSUED ACCOUNTING STANDARDS

In January 2003, the Financial Accounting Standards Board (FASB) issued Interpretation No. (FIN) 46, Consolidation of Variable Interest Entities, an interpretation of ARB No. 51. The primary objectives of FIN 46 are to provide guidance on the identification of entities which the Company may control through means other than through voting rights ("variable interest entities") and to determine when and which business enterprise ("primary beneficiary") should consolidate the variable interest entity. FIN 46 requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among the parties involved. Variable interest entities that effectively disperse risks will not be consolidated unless a single party holds an interest or combination of interests that effectively recombines risks that were previously dispersed. In addition, FIN 46 requires that the primary beneficiary, as well as all other enterprises with a significant variable interest in a variable interest entity, make additional disclosures. Certain disclosure requirements of FIN 46 were effective for financial statements issued after January 31, 2003. In December 2003, the FASB revised FIN 46 (FIN 46R) to address certain FIN 46 implementation issues. The revised provisions were applicable no later than the first reporting period ending after March 15, 2004. The Company adopted FIN 46 and FIN 46R on March 31, 2004 and, based upon the evaluation performed of all interests, has determined that the Company does not have any variable interest entities that require consolidation.

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

In September 2004, the EITF reached a consensus that contingently convertible debt instruments should be included in diluted earnings per share computations (if dilutive) regardless of whether the market price trigger (or other contingent feature) has been met. Additionally, the EITF stated that prior period earnings per share amounts presented for comparative purposes should be restated to conform to this consensus, which is effective for reporting periods ending after December 15, 2004. The conclusion adopted by the EITF required the addition of approximately 8.7 million shares associated with the conversion of the Company's $200,000 principal amount Convertible Subordinated Notes to the number of shares outstanding for the calculation of diluted earnings per share for all reported periods since the issuance of the Notes.

In November 2004, the FASB issued Statement SFAS No. 151, Inventory Costs, an Amendment to ARB No. 43, Chapter 4 which requires that abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) costs be recognized as current-period charges. In addition, this statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company is currently determining the impact, if any, the adoption of this statement will have on its financial condition and results of operations.

In December 2004, the FASB issued SFAS 123 (revised 2004), Share-Based Payment (SFAS 123R) which is effective for the first reporting period beginning after June 15, 2005. This statement requires that any share-based payment made to an employee, including stock options, be recognized in the financial statements based on their fair value. Under the terms of SFAS 123R, the fair value of any equity award will be estimated at the grant date and this fair value will be recognized as compensation cost over the period during which the employee is required to provide service in exchange for the award. The Company currently accounts for its stock option plans under the recognition and measurement principles of APB 25 which requires that compensation cost related to fixed stock option plans be recognized only to the extent that the fair value of the shares at the grant date exceeds the exercise price. Since all option awards granted under the Company's stock option plans have had an exercise price equal to or greater than the market value of the underlying common stock, no compensation costs related to these stock option grants have been reflected in net income. In Note 2 above, the Company presents pro forma information as if it had determined compensation expense using the fair value method prescribed by the previously issued SFAS
123. SFAS 123R will be effective for the Company on July 1, 2005. The Company is currently evaluating the requirements of this statement to determine the impact on its consolidated financial position and results of operations.


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

Such factors include (but are not limited to) the following: (1) changes in the current and future business environment, including interest rates and capital and consumer spending; (2) the difficulty of predicting local approvals, including the timing; (3) acceptance and demand for new pharmaceutical products; (4) the impact of competitive products and pricing;
(5) new product development and launch, including the possibility that any product launch may be delayed or that product acceptance may be less than anticipated; (6) reliance on key strategic alliances; (7) the availability of raw materials; (8) the regulatory environment; (9) the risk that market size estimates may be more or less than estimated; (10) fluctuations in operating results; (11) the difficulty of predicting the pattern of inventory movements by our customers; (12) the impact of competitive response to our sales, marketing and strategic efforts; (13) risks that we may not ultimately prevail in our litigation; and (14) the risks detailed from time to time in our filings with the Securities and Exchange Commission.

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

RESULTS OF OPERATIONS

During the three- and nine-month periods, net revenues increased 24.8% and 16.1%, respectively, as we experienced sales growth in all three of our operating segments: branded products, specialty generics and specialty materials. The $10.1 million and $19.6 million increases in gross profit for the three- and nine-month periods, respectively, were partially offset by increases in operating expenses of $8.4 million and $19.5 million, respectively. The increases in operating expenses were primarily due to: greater personnel expenses associated with an increase in management personnel and expansion of the branded sales force; an increase in branded marketing expense commensurate with the growth of the segment, and to support better-than-expected performance of our technology-improved anemia product line; and increases in research and development expense reflective of increased spending on bioequivalency studies for products in our internal development pipeline. Net income increased $2.0 million, or 17.6%, to $13.6 million for the three months ended December 31, 2004 and $1.4 million, or 4.5%, to $33.8 million for the nine months ended December 31, 2004 compared to the corresponding periods of fiscal 2004.


Net Revenues by Segment
-----------------------
   ($ IN THOUSANDS)
-----------------------

                                                   THREE MONTHS ENDED                          NINE MONTHS ENDED
                                                      DECEMBER 31,                                DECEMBER 31,
                                      ------------------------------------------  ------------------------------------------
                                                                         %                                           %
                                          2004           2003          CHANGE          2004           2003         CHANGE
                                      -------------  ------------  -------------  -------------  ------------  -------------
   Branded products                   $      26,180  $     20,928           25.1% $      64,477  $     52,588           22.6%
     as % of total net revenues                30.1%         30.1%                         27.8%         26.3%
   Specialty generics                        55,113        44,071           25.1%       151,686       132,311           14.6%
     as % of total net revenues                63.5%         63.3%                         65.3%         66.2%
   Specialty materials                        4,671         3,905           19.6%        13,790        12,085           14.1%
     as % of total net revenues                 5.4%          5.6%                          5.9%          6.0%
    Other                                       893           694           28.7%         2,313         3,012          (23.2)%
       Total net revenues             $      86,857  $     69,598           24.8% $     232,266  $    199,996           16.1%

The increases in branded product sales of $5.3 million and $11.9 million for the three- and nine-month periods, respectively, were due primarily to continued growth of Gynazole-1(R), our vaginal antifungal cream product, and our two anemia product lines. Sales of Gynazole-1(R) increased $4.7 million, or 90.2%, in the third quarter and $6.9 million, or 58.0%, for the nine-month period compared to the corresponding prior year periods. Gynazole-1(R) continued to experience sales growth as our share of the prescription vaginal antifungal cream market increased to 31.1% at the end of the third quarter, from 24.9% at the end of the third quarter of the prior year. The sales increase in Gynazole-1(R) was also impacted by larger-than-normal customer purchases during the quarter in anticipation of a December price increase, which accounted for approximately half of the increase in sales for the quarter. Sales from our two anemia product lines, Chromagen(R) and Niferex(R), increased 30.8% to $6.6 million and 58.2% to $18.2 million during the three- and nine-month periods, respectively, as both product lines experienced growth in total prescriptions filled. During the quarter, prescription growth for Chromagen(R) and Niferex(R) was 58.4% and 44.4%, respectively, compared to the corresponding prior year quarter. Also included in branded product sales was the PreCare(R) product line which contributed $7.0 million and $21.1 million of sales during the three- and nine-month periods, respectively. The PreCare(R) family of products continued to be the leading branded line of prescription prenatal nutritional supplements in the United States as our market share for new prescriptions grew to 41.1% at the end of the third quarter of fiscal 2005 compared to 37.0% at the end of the third quarter of the prior year. Early in the fourth quarter of fiscal 2005, we introduced Clindesse(TM), our recent NDA approved single-dose therapy indicated to treat bacterial vaginosis.

The growth in specialty generic sales of $11.0 million and $19.4 million for the three- and nine-month periods, respectively, resulted primarily from $7.9 million and $19.4 million, respectively, of increased sales volume from existing products principally in our cardiovascular and pain management product lines. Specialty generic sales were further supplemented by $5.8 million and $9.2 million, respectively, of incremental sales volume from new product introductions primarily in our cough/cold product line. These increases were offset in part by product price erosion of $2.7 million and $9.2 million, respectively, that resulted from normal and expected pricing pressures on certain products in the cardiovascular and pain management product lines.

The increases in specialty material product sales for the three- and nine-month periods were primarily due to successful new product launches into the over-the-counter marketplace.


Gross Profit by Segment
-----------------------
  ($ IN THOUSANDS)
-----------------------

                                                  THREE MONTHS ENDED                           NINE MONTHS ENDED
                                                     DECEMBER 31,                                 DECEMBER 31,
                                      ------------------------------------------  ------------------------------------------
                                                                         %                                           %
                                          2004           2003          CHANGE          2004           2003         CHANGE
                                      -------------  ------------  -------------  -------------  ------------  -------------
   Branded products                   $      22,644  $     18,316           23.6% $      56,158  $     45,719           22.8%
     as % of  net revenues                     86.5%         87.5%                         87.1%         86.9%
   Specialty generics                        32,635        26,829           21.6%        91,905        81,580           12.7%
     as % of net revenues                      59.2%         60.9%                         60.6%         61.7%
   Specialty materials                        1,894         1,459           29.8%         5,013         4,047           23.9%
     as % of net revenues                      40.5%         37.4%                         36.4%         33.5%
    Other                                      (251)          233             NM         (1,335)          759             NM
     Total gross profit               $      56,922  $     46,837           21.5% $     151,741  $    132,105           14.9%
       as % of total net revenues              65.5%         67.3%                         65.3%         66.1%

The increases in gross profit of $10.1 million and $19.6 million for the three- and nine-month periods, respectively, were primarily attributable to the sales growth experienced by all three of our segments: branded products, specialty generics, and specialty materials. The lower gross profit percentages for both the three- and nine-month periods primarily reflected the impact of price erosion on certain specialty generic products that principally occurred during the second and third quarters, partially offset by certain selective price increases. The lower gross profit percentage for the quarter was also impacted by a short-term shift in the mix of branded prenatal product sales toward lower margin products.

Research and Development
------------------------
  ($ IN THOUSANDS)
------------------------

                                                   THREE MONTHS ENDED                          NINE MONTHS ENDED
                                                      DECEMBER 31,                                DECEMBER 31,
                                      ------------------------------------------  ------------------------------------------
                                                                         %                                           %
                                          2004           2003          CHANGE          2004           2003         CHANGE
                                      -------------  ------------  -------------  -------------  ------------  -------------
    Research and development          $       5,988  $      5,239           14.3% $      16,813  $     14,808           13.5%
        as % of total net revenues              6.9%          7.5%                          7.2%          7.4%

The increases in research and development expense of $0.7 million and $2.0 million for the three- and nine-month periods, respectively, primarily resulted from increased spending on bioequivalency studies for products in our internal development pipeline.

Selling and Administrative
--------------------------
    ($ IN THOUSANDS)
--------------------------

                                                  THREE MONTHS ENDED                           NINE MONTHS ENDED
                                                     DECEMBER 31,                                 DECEMBER 31,
                                      ------------------------------------------  ------------------------------------------
                                                                         %                                           %
                                          2004           2003          CHANGE          2004           2003         CHANGE
                                      -------------  ------------  -------------  -------------  ------------  -------------
    Selling and administrative        $      29,176  $     21,536           35.5% $      79,009  $     62,429           26.6%
        as % of total net revenues             33.6%         30.9%                         34.0%         31.2%

The increases in selling and administrative expense of $7.6 million and $16.6 million for the three- and nine-month periods, respectively, were due primarily to: greater personnel expenses resulting from an increase in management personnel and expansion of the branded sales force; an increase in branded marketing expense commensurate with the growth of the segment, as well as to support better-than-expected performance of our technology-improved anemia product line; and an increase in professional fees associated with implementation of the internal control provisions of the Sarbanes-Oxley Act of 2002. We also experienced an increase in legal expense due to an increase in litigation activity, which included various patent infringement actions brought by potential competitors with respect to products we propose to market and for which we have submitted ANDA filings and provided notice of certification required under the provisions of the Hatch-Waxman Act.


Litigation
----------
    ($ IN THOUSANDS)
--------------------------

                                                  THREE MONTHS ENDED                          NINE MONTHS ENDED
                                                     DECEMBER 31,                                DECEMBER 31,
                                      ------------------------------------------  -------------------------------------------
                                                                         %                                           %
                                          2004           2003          CHANGE          2004           2003         CHANGE
                                      -------------  ------------  -------------  -------------   ------------  -------------
Litigation                            $     -        $     -             -      % $        (843)  $     (1,700)         (50.4)%
    as % of total net revenues              -      %       -      %                        (0.4)%         (0.9)%

In the second quarter of fiscal 2005, we made a settlement payment in the amount of $16.5 million to resolve all previously pending claims between KV and Healthpoint without the admission of any liability (see Note 11 in the accompanying Notes to Consolidated Financial Statements). The settlement was fully reserved by us in September 2002 and therefore had no impact on our earnings for the nine months ended December 31, 2004. The $0.8 million of income reflected in "Litigation" for the nine-month period represents a reversal of the portion of the Healthpoint litigation reserve that remained after payment of the settlement amount and related litigation costs.

In the second quarter of the prior year, we received $3.5 million for settlement with a branded company of our claim that the branded company interfered with our right to a timely introduction of a generic product in a previous fiscal year. The impact of this payment was offset in part by an additional litigation reserve of $1.8 million related to attorneys' fees awarded in the Healthpoint matter, which subsequently was settled.

Interest Expense
----------------
    ($ IN THOUSANDS)
----------------------------

                                                   THREE MONTHS ENDED                          NINE MONTHS ENDED
                                                      DECEMBER 31,                                DECEMBER 31,
                                      ------------------------------------------   ------------------------------------------
                                                                         %                                           %
                                          2004           2003          CHANGE          2004           2003         CHANGE
                                      -------------  ------------  -------------   -------------  ------------  -------------
Interest expense                      $       1,242  $      1,826          (32.0)% $       4,276  $      4,611           (7.3)%
     as % of total net revenues                 1.4%          2.6%                           1.8%          2.3%

The declines in interest expense for the three- and nine-month periods were primarily due to increases in the levels of capitalized interest recorded on capital projects that we have in process.

Interest and Other Income
-------------------------
   ($ IN THOUSANDS)
-------------------------

                                                  THREE MONTHS ENDED                           NINE MONTHS ENDED
                                                     DECEMBER 31,                                 DECEMBER 31,
                                      ------------------------------------------   ------------------------------------------
                                                                         %                                           %
                                          2004           2003          CHANGE          2004           2003         CHANGE
                                      -------------  ------------  -------------   -------------  ------------  -------------
Interest and other income             $         718  $        750           (4.3)%  $      2,151  $      1,523           41.2%
     as % of total net revenues                 0.8%          1.1%                           0.9%          0.8%

The increase in interest and other income for the nine-month period was primarily due to income generated from the purchase of income tax credits coupled with the impact of recording a payment received by us from another pharmaceutical company in connection with our agreement to change the trademark of one of our generic products.

Provision for Income Taxes
--------------------------
    ($ IN THOUSANDS)
--------------------------

                                                THREE MONTHS ENDED                           NINE MONTHS ENDED
                                                   DECEMBER 31,                                DECEMBER 31,
                                      ------------------------------------------  ------------------------------------------
                                                                         %                                           %
                                          2004           2003          CHANGE          2004           2003         CHANGE
                                      -------------  ------------  -------------  -------------  ------------  -------------

Provision for income taxes            $       6,510  $      6,345            2.6% $      17,407  $     17,801           (2.2)%
   Effective tax rate                          32.4%         35.5%                         34.0%         35.5%

The declines in the effective tax rate for the three- and nine-month periods were due to the impact of various tax planning initiatives, coupled with the generation of income tax credits at both the Federal and state levels.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents and working capital were $170.0 million and $302.1 million, respectively, at December 31, 2004, compared to $201.6 million and $306.6 million, respectively, at March 31, 2004. Internally generated funds from product sales continued to be the primary source of operating capital used in the funding of our businesses. Net cash flow from operating activities was $28.0 million for the nine months ended December 31, 2004. Cash flow from operations was favorably impacted by net income adjusted for non-cash items and an increase in accounts payable related to the timing of payments, offset in part by a reduction in the $18.3 million reserve attributable to settlement of the Healthpoint litigation and an increase in receivables associated with a greater concentration of sales for specialty generics occurring in the final month of the quarter.

Net cash flow used in investing activities primarily consisted of capital expenditures of $49.4 million for the nine months ended December 31, 2004 compared to $13.7 million for the corresponding prior year period, which excluded the $8.8 million cost of a building we purchased in April 2003 with proceeds from a term loan. Capital expenditures during the first nine months of fiscal 2005 were primarily for building renovation projects and for purchasing machinery and equipment to upgrade and expand our pharmaceutical manufacturing and distribution capabilities. Also, other investing activities for the nine months ended December 31, 2004 included $10.4 million in purchases of marketable securities that are classified as available for sale. For the corresponding prior year period, we made a cash payment of $14.3 million in April 2003 to complete the acquisition of the Niferex(R) product line.

Our debt balance was $217.9 million at December 31, 2004 compared to $218.7 million at March 31, 2004. In May 2003, we issued $200.0 million principal amount of Convertible Subordinated Notes that are convertible, under certain circumstances, into shares of our Class A Common Stock at an initial conversion price of $23.01 per share. The Convertible Subordinated Notes bear interest at a rate of 2.50% and mature on May 16, 2033. We are also obligated to pay contingent interest at a rate equal to 0.5% per annum during any six-month period commencing May 16, 2006, if the average trading price of the Notes per $1,000 principal amount for the five-trading day period ending on the third trading day immediately preceding the first day of the applicable six-month period equals $1,200 or more. We may redeem some or all of the Convertible Subordinated Notes at any time on or after May 21, 2006, at a redemption price, payable in cash, of 100% of the principal amount of the Convertible Subordinated Notes, plus accrued and unpaid interest (including contingent interest, if any) to the date of redemption. Holders may require us to repurchase all or a portion of their Convertible Subordinated Notes on May 16, 2008, 2013, 2018, 2023 and 2028, or upon a change in control, as defined in the indenture governing the Convertible Subordinated Notes, at 100% of the principal amount of the Convertible Subordinated Notes, plus accrued and unpaid interest (including contingent interest, if any) to the date of repurchase, payable in cash. The Convertible Subordinated Notes are subordinate to all of our existing and future senior obligations.

Effective as of December 2004, we increased our available credit facilities to $140.0 million. The revised agreement provides for an increase from $40,000 to $80,000 in our revolving line of credit along with an increase from $25,000 to $60,000 in the supplemental credit line that is available for financing acquisitions. These credit facilities expire in October 2006 and December 2005, respectively. The revolving and supplemental credit lines are unsecured and interest is charged at the lower of the prime rate or the one-month LIBOR rate plus 175 basis points. At December 31, 2004, we had no cash borrowings outstanding under either credit facility. The revised agreement contains substantially identical financial and other covenants, representations, warranties, conditions and default provisions as the replaced facility. The financial covenants impose minimum levels of earnings before interest, taxes, depreciation and amortization, a maximum funded debt ratio, a limit on capital expenditures and dividend payments, a minimum fixed charge coverage ratio and a maximum senior leverage ratio. As of December 31, 2004, we were in compliance with all of our covenants.

We believe our cash and cash equivalents balance, cash flows from operations and funds available under our credit facilities, will be adequate to fund operating activities for the presently foreseeable future, including the payment of short-term and long-term debt obligations, capital improvements, research and development expenditures, product development activities and expansion of marketing capabilities for the branded pharmaceutical business. In addition, we continue to examine opportunities to expand our business through the acquisition of or investment in companies, technologies, product rights, research and development and other investments that are compatible with our existing businesses. We intend to use our available cash to help in funding any acquisitions or investments. As such, cash has been invested in short-term, highly liquid instruments. We also may use funds available under our credit facility, or financing sources that subsequently become available, including the future issuances of additional debt or equity securities, to fund these acquisitions or investments. If we were to fund one or more such acquisitions or investments, our capital resources, financial condition and results of operations could be materially impacted in future periods.

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

CRITICAL ACCOUNTING ESTIMATES

Our consolidated financial statements are presented on the basis of U.S. generally accepted accounting principles. Certain of our accounting policies are particularly important to the portrayal of our financial position and results of operations and require the application of significant judgment by our management. As a result, these policies are subject to an inherent degree of uncertainty. In applying these policies, we make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures. We base our estimates and judgments on historical experience, the terms of existing contracts, observance of trends in the industry, information that is obtained from customers and outside sources, and on various other assumptions that are believed to be reasonable and appropriate under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Although we believe that our estimates and assumptions are reasonable, actual results may differ significantly from our estimates. Changes in estimates and assumptions based upon actual results may have a material impact on our results of operations and/or financial condition. Our critical accounting estimates are described below.

Revenue and Provision for Sales Returns and Allowances. When we sell our
------------------------------------------------------
products, we reduce the amount of revenue we recognize from such sales by an estimate of future product returns and sales allowances. Sales allowances include cash discounts, rebates, chargebacks, and other similar expected future payments relating to products sold in the current period. Factors that are considered in our estimates of future product returns and sales allowances include historical payment experience in relationship to revenues, estimated customer inventory levels, and current contract prices and terms with both direct and indirect customers. If actual future payments for product returns and sales allowances exceed the estimates we made at the time of sale, our financial position, results of operations and cash flows would be negatively impacted.

The provision for chargebacks is the most significant and complex estimate used in the recognition of revenue. We establish contract prices for indirect customers who are supplied by our wholesale customers. A chargeback represents the difference between our invoice price to the wholesaler and the indirect customer's contract price, which is lower. We credit the wholesaler for purchases by indirect customers at the lower price. Accordingly, we record these chargebacks at the time we recognize revenue in connection with our sales to wholesalers. Provisions for estimating chargebacks are calculated primarily using historical chargeback experience, actual contract pricing and estimated wholesaler inventory levels. We continually monitor our assumptions, giving consideration to estimated wholesaler inventory levels and current pricing trends, and make adjustments to these estimates when we believe that the actual chargeback amounts payable in the future will differ from our original estimates.

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

Effective as of December 2004, we increased our available credit facilities to $140.0 million. Advances to us under our credit facilities bear interest at a rate that varies consistent with increases or decreases in the publicly announced prime rate and/or the LIBOR rate with respect to LIBOR-related loans, if any. A material increase in such rates could significantly increase borrowing expenses. We did not have any cash borrowings under our credit facilities at December 31, 2004.

In May 2003, we issued $200.0 million principal amount of Convertible Subordinated Notes. The interest rate on the Convertible Subordinated Notes is fixed at 2.50% and not subject to market interest rate changes.

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

There have been no significant changes in our internal control over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting in the third quarter of fiscal year 2005.








PART II.  - OTHER INFORMATION
ITEM 1.    LEGAL PROCEEDINGS

ETHEX Corporation (ETHEX) was a defendant in a lawsuit styled Healthpoint, Ltd. v. ETHEX Corporation, filed in federal court in San Antonio, Texas and was also named as a defendant in a second lawsuit brought by Healthpoint. In September 2004, we made a settlement payment in the amount of $16.5 million to resolve all previously pending claims between us and Healthpoint without the admission of any liability. The settlement was fully reserved by us in September 2002 and therefore had no impact on our earnings for the nine months ended December 31, 2004. The $0.8 million of income reflected in "Litigation" on our consolidated income statement for the nine months ended December 31, 2004 represents reversal of the portion of the Healthpoint litigation reserve that remained after payment of the settlement amount and related litigation costs.

The Company and ETHEX are named as defendants in a case brought by CIMA LABS, Inc. and Schwarz Pharma, Inc. and styled CIMA LABS, Inc. et. al. v. KV Pharmaceutical Company et. al. filed in federal court in Minnesota. It is alleged that the Company and ETHEX infringed on a CIMA patent in connection with the manufacture and sale of Hyoscyamine Sulfate Orally Dissolvable Tablets, 0.125 mg. The court has denied the plaintiff's motion for a preliminary injunction, which allows ETHEX to continue marketing the product during the pendancy of the subject lawsuit and calls into question CIMA's and Schwarz's ability to prevail in the lawsuit. We have filed several motions for summary judgment that have yet to be decided, requesting that the court rule that the relevant patent is unenforceable, invalid or not infringed. CIMA and Schwarz have opposed these motions and filed a summary judgment motion seeking the court to rule that the patent is valid. We intend to vigorously defend our interests; however, we cannot give any assurances we will prevail.

The Company and ETHEX are named as defendants in a case brought by Solvay Pharmaceuticals, Inc. and styled Solvay Pharmaceuticals, Inc. v. ETHEX Corporation, filed in federal court in Minnesota. In general, Solvay alleges that ETHEX's comparative promotion of its Pangestyme(TM) CN 10 and Pangestyme(TM) CN 20 products to Solvay's Creon(R) 10 and Creon(R) 20 products resulted in false advertising and misleading statements under various federal and state laws, and constituted unfair and deceptive trade practices. Discovery is active and trial has been set for November 2005. The Company intends to vigorously defend its interests; however, we cannot give any assurances it will prevail.

KV previously distributed several pharmaceutical products that contained phenylpropanolamine, or PPA, and that were discontinued in 2000 and 2001. The Company is presently named a defendant in a product liability lawsuit in federal court in Mississippi involving PPA. The suit originated out of a case, Virginia Madison, et al. v. Bayer Corporation, et al. The original suit was filed on December 23, 2002, but was not served on KV until February 2003. The case was originally filed in the Circuit Court of Hinds County, Mississippi, and was removed to the United States District Court for the Southern District of Mississippi by then co-defendant Bayer Corporation. The case has been transferred to a Judicial Panel on Multi-District Litigation for PPA claims sitting in the Western District of Washington. The claims against the Company have now been segregated into a lawsuit brought by Johnny Fulcher individually and on behalf of the wrongful death beneficiaries of Linda Fulcher, deceased, against KV. It alleges bodily injury, wrongful death, economic injury, punitive damages, loss of consortium and/or loss of services from the use of our distributed pharmaceuticals containing PPA that have since been discontinued and/or reformulated to exclude PPA. In May 2004, the case was dismissed with prejudice by the U.S. District Court for the Western District of Washington for a failure to timely file an individual complaint as required by certain court orders. The plaintiff filed a request for reconsideration which was opposed and subsequently denied by the court in June 2004. In July 2004, the plaintiffs filed a notice of appeal of the dismissal. The Company opposed this appeal. The Company intends to vigorously defend its interests; however, it cannot give any assurances it will prevail.

KV's product liability coverage for PPA claims expired for claims made after June 15, 2002. Although the Company renewed its product liability coverage for coverage after June 15, 2002, that policy excludes future PPA claims in accordance with the standard industry exclusion. Consequently, as of June 15, 2002, the Company will provide for legal defense costs and indemnity payments involving PPA claims on a going forward basis as incurred, including the Mississippi lawsuit that was filed after June 15, 2002. Moreover, we may not be able to obtain product liability insurance in the future for PPA claims with adequate coverage limits at commercially reasonable prices for subsequent periods. From time to time in the future, the Company may be subject to further litigation resulting from products containing PPA that we formerly distributed. The Company intends to vigorously defend its interests; however, it cannot give any assurances it will prevail.

The Company has been advised that one of its former distributor customers is being sued in Florida state court captioned Darrian Kelly v. K-Mart et. al. for personal injury allegedly caused by ingestion of K-Mart diet caplets that are alleged to have been manufactured by the Company and to contain PPA. The distributor has tendered defense of the case to the Company and has asserted a right to indemnification for any financial judgment it must pay. The Company previously notified its product liability insurer of this claim in 1999, and the Company recently sent a letter to the insurer formally demanding that it assume the Company's defense. The Company intends to vigorously defend its interests; however, it cannot give any assurances it will prevail.

After the Company filed ANDA with the FDA seeking permission to market a generic version of the 50 mg, 100 mg, and 200 mg strengths of Toprol(R) XL in extended release capsule form, AstraZeneca filed lawsuits against KV for patent infringement under the provisions of the Act. In the Company's Paragraph IV certification, KV contended that its proposed generic versions do not infringe AstraZeneca's patents. Pursuant to the Act, the filing date of the suit against the Company instituted an automatic stay of FDA approval of the Company's ANDA until the earlier of a judgment, or 30 months from the date of the suit. The Company has filed a motion for summary judgment with the federal district court in Missouri alleging, among other things, that AstraZeneca's patent is invalid. The trial is currently scheduled to begin in April 2005, but it may be delayed. The Company intends to vigorously defend its interests; however, it cannot give any assurances it will prevail.

In September 2003, the Commonwealth of Massachusetts filed Commonwealth of Massachusetts v. Mylan Laboratories, Inc. et al in Massachusetts federal court, against ETHEX Corp. and 12 other manufacturers of generic pharmaceutical products. The complaint generally alleges certain claims based upon the pricing and price reporting practices of the defendants relative to the Medicaid Drug Rebate Program in Massachusetts. The case is in its early stages, and fact discovery has not yet begun. In August 2004, the City of New York filed a lawsuit in U.S. District Court for the Southern District of New York against 44 manufacturers of pharmaceuticals, including ETHEX. The complaint also makes allegations regarding pricing and price reporting relative to Medicaid reimbursements. The case is in its early stages and fact discovery has not yet begun. In addition, the Company has been named in actions brought by several smaller governmental entities against a large number of branded and generic manufacturers. The Company intends to vigorously defend its interests in the actions described above; however, it cannot give any assurances it will prevail.

The Company believes that various other governmental entities have commenced investigations into the generic and branded pharmaceutical industry, at large, regarding pricing and price reporting practices. Although the Company believes its pricing and reporting practices have complied in all material respects with its legal obligations, it cannot give any assurances that it would prevail if legal actions are instituted by these governmental entities.

From time to time, the Company is involved in various other legal proceedings in the ordinary course of its business. These legal proceedings include various patent infringement actions brought by potential competitors with respect to products the Company proposes to market and for which it has submitted ANDA filings and provided notice of certification required under the provisions of the Act. While it is not feasible to predict the ultimate outcome of such other proceedings, the Company believes that the ultimate outcome of such other proceedings will not have a material adverse effect on its results of operations or financial position. For additional information regarding legal proceedings in which the Company or its subsidiaries are a party, see Item 1 of Part II of this report.

There are uncertainties and risks associated with all litigation and there can be no assurances that the Company will prevail in any particular litigation.



ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

          PURCHASE OF EQUITY SECURITIES BY THE COMPANY

          The following table provides information about purchases the Company made of its common stock during the quarter ended December 31, 2004:

                                                                           TOTAL NUMBER OF SHARES  MAXIMUM NUMBER OF SHARES
                                   TOTAL NUMBER OF                         PURCHASED AS PART OF A       THAT MAY YET BE
                                  SHARES PURCHASED    AVERAGE PRICE PAID     PUBLICLY ANNOUNCED       PURCHASED UNDER THE
              PERIOD                     (a)              PER SHARE               PROGRAM                   PROGRAM


  October 1-31, 2004                     322               $ 18.55                   --                       --


  November 1-30, 2004                    555               $ 20.60                   --                       --


  December 1-31, 2004                    338               $ 21.88                   --                       --


              Total                     1,215              $ 20.41                   --                       --
                                        =====              =======

(a) Shares were purchased from employees upon their termination pursuant to the terms of the Company's stock option plan.

ITEM 6.   EXHIBITS

                  Exhibits. See Exhibit Index.





                                 SIGNATURES
                                 ----------

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    K-V PHARMACEUTICAL COMPANY



Date: February 9, 2005         By   /s/  Marc S. Hermelin
                                    -------------------------------------------
                                    Marc S. Hermelin
                                    Vice Chairman of the Board and
                                    Chief Executive Officer
                                    (Principal Executive Officer)



Date: February 9, 2005         By   /s/  Gerald R. Mitchell
                                    -------------------------------------------
                                    Gerald R. Mitchell
                                    Vice President and Chief Financial Officer
                                    (Principal Financial and
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