Form 10-K
period 2005-03-31
KV PHARMACEUTICAL CO /DE/
filed 2005-06-14
CIK 57055

-------------------------------------------------------------------------------
                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                  FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended March 31, 2005
                        Commission file number 1-9601

                         K-V PHARMACEUTICAL COMPANY
           (Exact name of registrant as specified in its charter)
                           2503 South Hanley Road
                          St. Louis, Missouri 63144
                               (314) 645-6600

         DELAWARE                                        43-0618919
(State of Incorporation)                     (IRS Employer Identification No.)

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

The aggregate market value of the shares of Class A and Class B Common Stock held by nonaffiliates of the registrant as of September 30, 2004, the last business day of the registrant's most recently completed second fiscal quarter, was $502,350,165 and $144,631,685, respectively. As of June 9, 2005, the registrant had outstanding 35,962,654 and 13,322,699 shares of Class A and Class B Common Stock, respectively, exclusive of treasury shares.

                     DOCUMENTS INCORPORATED BY REFERENCE

Part III: Portions of the definitive proxy statement of the registrant (to be filed pursuant to Regulation 14A for registrant's 2005 Annual Meeting of Shareholders, which involves the election of directors), are incorporated by reference into Items 10, 11, 12, 13 and 14 to the extent stated in such items.

         CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This Form 10-K, including the documents that we incorporate herein by reference, contains various forward-looking statements within the meaning of the United States Private Securities Litigation Reform Act of 1995 ("PSLRA"), which may be based on or include assumptions, concerning our operations, future results and prospects. Such statements may be identified by the use of words like "plans," "expect," "aim," "believe," "projects," "anticipate," "commit," "intend," "estimate," "will," "should," "could," and other expressions that indicate future events and trends.

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

Such factors include (but are not limited to) the following: (1) changes in the current and future business environment, including interest rates and capital and consumer spending; (2) the difficulty of predicting FDA approvals, including the timing, and that any period of exclusivity may not be realized; (3) acceptance and demand for new pharmaceutical products; (4) the impact of competitive products and pricing; (5) new product development and launch, including but limited to the possibility that any product launch may be delayed or that product acceptance may be less than anticipated; (6) reliance on key strategic alliances; (7) the availability of raw materials;
(8) the regulatory environment; (9) fluctuations in operating results; (10) the difficulty of predicting international regulatory approval, including the timing; (11) the difficulty of predicting the pattern of inventory movements by our customers; (12) the impact of competitive response to our sales, marketing and strategic efforts; (13) risks that we may not ultimately prevail in our litigation; and (14) the risks detailed from time to time in our filings with the Securities and Exchange Commission.

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

ITEM 1.  BUSINESS
         --------

(a)      GENERAL DEVELOPMENT OF BUSINESS
         -------------------------------

         Unless the context otherwise indicates, when we use the words "we," "our," "us," "our company" or "KV" we are referring to K-V Pharmaceutical Company and its wholly-owned subsidiaries, including Ther-Rx Corporation, ETHEX Corporation and Particle Dynamics, Inc.

         We were incorporated under the laws of Delaware in 1971 as a successor to a business originally founded in 1942. Victor M. Hermelin, our Chairman and founder, invented and obtained initial patents for early controlled release and enteric coating which became part of our core business and a platform for future drug delivery emphasis.

         We develop advanced drug delivery technologies which enhance the effectiveness of new therapeutic agents, existing pharmaceutical products and prescription nutritional products. We have developed and patented a wide variety of drug delivery and formulation technologies which are primarily focused in four principal areas:
         SITE RELEASE(R) bioadhesives; tastemasking; oral controlled release; and oral quick dissolving tablets. We incorporate these technologies in the products we market to control and improve the absorption and utilization of active pharmaceutical compounds. In 1990, we established a generic marketing capability through a wholly-owned subsidiary, ETHEX Corporation ("ETHEX"), which we believe makes us one of the only drug delivery research and development companies that also markets "technologically distinguished" generic products. In 1999, we established a wholly-owned subsidiary, Ther-Rx Corporation ("Ther-Rx"), to market branded pharmaceuticals directly to physician specialists.

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

(b)      SIGNIFICANT BUSINESS DEVELOPMENTS
         ---------------------------------

         In September 2004, we made a settlement payment in the amount of $16.5 million to resolve all previously pending claims between us and Healthpoint, Ltd. without the admission of any liability. The settlement was fully reserved by us in September 2002 and therefore had no impact on our earnings in fiscal 2005.

         In December 2004, we increased our available credit facilities to $140.0 million. The revised credit facilities provide for an increase from $40.0 million to $80.0 million in our revolving line of credit along with an increase from $25.0 million to $60.0 million in the supplemental credit line that is available for financing acquisitions. These credit facilities expire in October 2006 and December 2005, respectively.

         In January 2005, Ther-Rx introduced its second New Drug Application, or NDA, approved product, Clindesse(TM), the first approved single-dose therapy for bacterial vaginosis. Similar to Gynazole-1(R), our vaginal antifungal cream product, Clindesse(TM) incorporates our proprietary VagiSite(R) bioadhesive drug delivery technology.

         During fiscal 2005, we entered into two separate licensing agreements for the right to market both Gynazole-1(R) and Clindesse(TM) in Spain, Portugal, Andorra, and Mexico. These arrangements expanded Gynazole-1's future international presence beyond the over 50 markets in Europe, Latin America, the Middle East, Asia, Indonesia, the People's Republic of China, Australia and New Zealand covered in other previously signed licensing agreements. Also, during fiscal 2005, we received our second regulatory approval to market Gynazole-1(R) into an international market.

         In April 2005, the Company completed the purchase of a 260,000 square foot building in the St. Louis metropolitan area for $11.8 million. The property had been leased by the Company since April 2000 and will continue to function as the Company's main distribution facility. The purchase price was paid with cash on hand.

         In May 2005, we entered into a long-term product development and marketing license agreement with Strides Arcolab, Ltd, (Strides) an Indian generic pharmaceutical developer and manufacturer, for exclusive marketing rights in the United States and Canada for 10 new generic drugs. Under the agreement, Strides will be responsible for developing, submitting for regulatory approval and manufacturing the 10 products and we will be responsible for exclusively marketing the products in the territories covered by the agreement. Under a separate agreement, we invested $11.3 million in Strides' redeemable preferred stock.

         In May 2005, the Company and FemmePharma, Inc. (FemmePharma) mutually agreed to terminate the license agreement we entered into with them in April 2002. As part of this transaction, we acquired all of the common stock of FemmePharma for $25.0 million after certain assets of the entity had been distributed to FemmePharma's other shareholders. Included in our acquisition of FemmePharma are the worldwide marketing rights to an endometriosis product that has successfully completed Phase II clinical trials. This product was originally part of the licensing arrangement with FemmePharma that provided us, among other things, marketing rights for the product principally in the United States. In accordance with the new agreement, we are assuming responsibility for conducting the Phase III clinical study, have acquired worldwide licensing rights of the endometriosis product, are no longer responsible for milestone payments and royalties specified in the original licensing agreement, and have secured exclusive worldwide rights for use of the FemmePharma technology for vaginal anti-infective products. We believe the Phase III clinical study for the endometriosis product will begin during fiscal 2006. In connection with this transaction, we expect to incur a charge of approximately $30.0 million in the first quarter of fiscal 2006, which includes the write-off of the $25.0 million payment plus preferred stock investments previously made, and which principally relates to in-process research and development.

(c)      INDUSTRY SEGMENTS
         -----------------

         We operate principally in three industry segments, consisting of branded products marketing, specialty generics marketing and specialty raw materials marketing. Revenues are derived primarily from directly marketing our own technologically distinguished generic/non-branded and brand-name products. Revenues may also be received in the form of licensing revenues and/or royalty payments based upon a percentage of the licensee's sales of the product, in addition to manufacturing revenues, when marketing rights to products using our advanced drug delivery technologies are licensed. See Note 20 to our consolidated financial statements.

(d)      NARRATIVE DESCRIPTION OF BUSINESS
         ---------------------------------

         OVERVIEW

         We are a fully integrated specialty pharmaceutical company that develops, acquires, manufactures and markets technologically distinguished branded and generic/non-branded prescription pharmaceutical products. We have a broad range of dosage form capabilities including tablets, capsules, creams, liquids and ointments. We conduct our branded pharmaceutical operations through Ther-Rx and our generic/non-branded pharmaceutical operations through ETHEX. Through PDI, we also develop, manufacture and market technologically advanced, value-added raw material products for the pharmaceutical, nutritional, personal care, food and other markets.

         We have a broad portfolio of drug delivery technologies which we leverage to create technologically distinguished brand name and specialty generic/non-branded products. We have developed and patented 15 drug delivery and formulation technologies primarily in four principal areas: SITE RELEASE(R) bioadhesives, oral controlled release, tastemasking, and oral quick dissolving tablets. We incorporate these technologies in the products we market to control and improve the absorption and utilization of active pharmaceutical compounds.

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

         For example, since its inception in March 1999, our Ther-Rx business has successfully launched seven internally developed branded pharmaceutical products, all of which incorporate our drug delivery technologies. We have also introduced technology-improved versions for three of the branded products acquired by us. Furthermore, most of the internally developed generic/non-branded products marketed by our ETHEX business incorporate one or more of our drug delivery technologies.

         Our drug delivery technology allows us to differentiate our products in the marketplace, both in the branded and generic/non-branded pharmaceutical areas. We believe that this differentiation provides substantial competitive advantages for our products, allowing us to establish a strong record of growth and profitability and a leadership position in certain segments of our industry. From 1998 to 2005, we have grown net revenues and net income at compounded annual growth rates of 17.6% and 17.1%, respectively. Ther-Rx has grown substantially since its inception in March 1999 and continues to gain market share in its women's healthcare family of products. Also, by focusing on the development and marketing of technology-distinguished, multisource drugs, over half of the more than 140 specialty generic/non-branded products sold by our ETHEX subsidiary are market leaders in the multisource-brand market.

         THER-RX -- OUR BRAND NAME PHARMACEUTICAL BUSINESS

         We established Ther-Rx in 1999 to market brand name pharmaceutical products which incorporate our proprietary technologies. Since its inception, Ther-Rx has introduced over 10 products into two principal therapeutic categories - women's health and oral hematinics - where physician specialists can be reached using a highly focused sales force. By targeting physician specialists, we believe Ther-Rx can compete successfully without the need for a sales force as large as pharmaceutical companies with less specialized product lines. Ther-Rx's net revenues grew from $82.9 million in fiscal 2004 to $90.1 million in fiscal 2005 and represented 29.7% of our fiscal 2005 total net revenues.

         We established our women's healthcare franchise through the August 1999 acquisition of PreCare(R), a prescription prenatal vitamin, from UCB Pharma, Inc. Since the acquisition, Ther-Rx has reformulated the original product using proprietary technologies, and subsequently has launched five internally developed products as extensions to the PreCare(R) product line. Building upon the PreCare(R) acquisition, we have developed a line of proprietary products which makes Ther-Rx the leading provider of branded prescription prenatal vitamins in the United States.

         The first of our internally developed, patented line extensions to PreCare(R) was PreCare(R) Chewables, the world's first prescription chewable prenatal vitamin. PreCare(R) Chewables addressed a longstanding challenge to improve pregnant women's compliance with prenatal vitamin regimens by alleviating the difficulty that patients experience in swallowing large prenatal pills. Ther-Rx's second internally developed product, PremesisRx(TM), is an innovative prenatal prescription product that incorporates our controlled release Vitamin B(6). This product is designed for use in conjunction with a physician-supervised program to reduce pregnancy-related nausea and vomiting, which is experienced by 50% to 90% of women who become pregnant. The third product, PreCare(R) Conceive(TM), is the first product designed as a prescription nutrional pre-conception supplement. The fourth product, PrimaCare(R), is the first prescription prenatal/postnatal nutritional supplement with essential fatty acids specially designed to help provide nutritional support for women during pregnancy, postpartum recovery and throughout the childbearing years. The fifth product, PrimaCare(R) ONE, was launched in fiscal 2005 as a proprietary line extension to PrimaCare(R) and is the first prenatal product to contain essential fatty acids in a one-dose-per-day dosage form. All of the products in the PreCare(R) product line have been formulated to contain 1 mg. of folic acid, which has been shown to reduce the incidence of fetal neural tube defects by at least 50%.

         In June 2000, Ther-Rx launched its first NDA approved product, Gynazole-1(R), the only one-dose prescription cream treatment for vaginal yeast infections. Gynazole-1(R) incorporates our patented drug delivery technology, VagiSite(R), the only clinically proven and Federal Food and Drug Administration, or FDA, approved controlled release bioadhesive system. Since its launch, the product has gained a 31.5% market share in the U.S. prescription vaginal antifungal cream market.

         In addition, we have entered into licensing agreements for the right to market Gynazole-1(R) in over 50 markets in Europe, Latin America, the Middle East, Asia, Indonesia, the People's Republic of China, Australia, New Zealand and Mexico. We also received, during fiscal 2005, our second regulatory approval to market Gynazole-1(R) into an international market.

         In January 2005, Ther-Rx introduced its second NDA approved product, Clindesse(TM), the first approved single-dose therapy for bacterial vaginosis. Similar to Gynazole-1(R), Clindesse(TM) incorporates our proprietary VagiSite(R) bioadhesive drug delivery technology. Since its launch, Clindesse(TM) has garnered 13.1% of the intravaginal bacterial vaginosis market in the United States. We have also entered into licensing agreements for the right to market Clindesse(TM) in Spain, Portugal, Andorra, Brazil and Mexico.

         We established our hematinic product line by acquiring two leading hematinic brands, Chromagen(R) and Niferex(R), in March 2003. We re-launched technology-improved versions of these products mid-way through fiscal 2004. In fiscal 2005, the reformulated hematinic brands have generated 64.8% growth in new prescription volume compared to new prescription volume in the prior year.

         Ther-Rx's cardiovascular product line consists of Micro-K(R), an extended-release potassium supplement used to replenish electrolytes, primarily in patients who are on medication which depletes the levels of potassium in the body. We acquired Micro-K(R) in March 1999 from the pharmaceutical division of Wyeth.

         Based on the addition of new products and our expectation of continued growth in our branded business, Ther-Rx expanded its branded sales force by 80 specialty sales representatives and sales management personnel in fiscal 2004 and Ther-Rx added an additional 30 specialty sales representatives late in fiscal 2005. Ther-Rx's sales force focuses on physician specialists who are identified through available market research as frequent prescribers of our prescription products. Ther-Rx also has a corporate sales and marketing management team dedicated to planning and managing Ther-Rx's sales and marketing efforts.

         ETHEX -- OUR TECHNOLOGICALLY DISTINGUISHED GENERIC/NON-BRANDED DRUG BUSINESS

         We established ETHEX, currently our largest business segment, in 1990 to utilize our portfolio of drug delivery systems to develop and market hard-to-copy generic/non-branded pharmaceuticals. We believe many of our ETHEX products enjoy higher gross margins than other generic pharmaceutical companies due to our approach of selecting products that benefit from our proprietary drug delivery systems and our specialty manufacturing capabilities. These advantages can act as barriers to entry which may limit competition and reduce the rate of price erosion typically experienced in the generic market. ETHEX's net revenues were $191.9 million for fiscal 2005, which represented 63.2% of our total net revenues.

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

         To capitalize on ETHEX's unique product capabilities, we continue to expand our ETHEX product portfolio. Over the past two years, we have introduced more than 20 new generic/non-branded products and have a number of products currently in development to be marketed by ETHEX. Since January 1, 2004, we have received six new Abbreviated New Drug Application, or ANDA, approvals. We also anticipate receipt of ANDA approvals for Diltiazem and Levothyroxine, among other products, in fiscal 2006.

         In addition to our internal marketing efforts, we have licensed the exclusive rights to co-develop and market more than 15 products with other drug delivery companies. These products are generic equivalents to brand name products with aggregate annual sales totaling over $4 billion and, subject to completion of development and regulatory approvals, are expected to be launched at various times beginning in fiscal 2006 and continuing through fiscal 2008. In fiscal 2005, we began marketing the 50mg/200mg strength of Carbidopa-Levodopa, the generic equivalent to Sinemet(R), under a co-development licensing agreement with another drug delivery company.

         By focusing our efforts on the development and marketing of technology-distinguished, multisource drugs, over half of the more than 140 specialty generic/non-branded products sold by our ETHEX subsidiary are leaders in their respective multisource-brand markets.

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

         CARDIOVASCULAR. ETHEX currently markets over 40 products in its cardiovascular line, including products to treat angina, arrhythmia and hypertension, as well as for potassium supplementation. The cardiovascular line accounted for 44.6% of ETHEX's net revenues in fiscal 2005.

         PAIN MANAGEMENT. ETHEX currently markets over 20 products in its pain management line. Included in this line are several controlled substance drugs, such as morphine, hydromorphone and oxycodone. The pain management line accounted for 18.6% of ETHEX's net revenues in fiscal 2005.

         RESPIRATORY. ETHEX currently markets over 30 products in its respiratory line, which consists primarily of cough/cold products. ETHEX is the leading provider on a unit basis of prescription cough/cold products in the United States today. The cough/cold line accounted for 15.2% of ETHEX's net revenues in fiscal 2005.

         WOMEN'S HEALTH CARE. ETHEX currently markets over 20 products in its women's healthcare line, all of which are prescription prenatal vitamins. Based on the number of units sold, ETHEX is the leading provider of prescription prenatal vitamins in the United States. The women's healthcare line accounted for 10.5% of ETHEX's net revenues in fiscal 2005.

         OTHER THERAPEUTICS. In addition to our core therapeutic lines, ETHEX markets over 30 products in the gastrointestinal, dermatological, anti-anxiety, digestive enzyme and dental categories.

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

         PDI - OUR VALUE-ADDED RAW MATERIAL BUSINESS

         PDI develops and markets specialty raw material products for the pharmaceutical, nutritional, food and personal care industries. Its products include value-added active drug molecules, vitamins, minerals and other raw material ingredients that provide benefits such as improved taste, altered or controlled release profiles, enhanced product stability or more efficient and other manufacturing process advantages. PDI is also a significant supplier of value-added raw material for our Ther-Rx and ETHEX businesses. Net revenues for PDI were $18.3 million in fiscal 2005, which represented 6.0% of our total net revenues. PDI currently offers three distinct lines of specialty raw material products:

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

         BUSINESS STRATEGY

         Our goal is to enhance our position as a leading fully integrated specialty pharmaceutical company that utilizes its expanding drug delivery expertise to bring technologically distinguished brand name and generic/non-branded products to market. Our strategies incorporate the following key elements:

         INTERNALLY DEVELOP BRAND NAME PRODUCTS. We apply our existing drug delivery technologies, research and development and manufacturing expertise to introduce new products which can expand our existing franchises. In January 2005, Ther-Rx introduced its second NDA approved product, Clindesse(TM), the first approved single-dose therapy for bacterial vaginosis. Similar to Gynazole-1(R), Clindesse(TM) incorporates our proprietary VagiSite(R) bioadhesive drug delivery technology. We plan to continue to use our research and development, manufacturing and marketing expertise to create unique brand name products within our core therapeutic areas and we currently have a number of new products in clinical development.

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

         In making acquisitions, we apply several important criteria in our decision-making process. We pursue products with the following attributes:

         o products which we believe have relevance for treatment of significant clinical needs;

         o promotionally sensitive maintenance drugs which require continual use over a long period of time, as opposed to more limited use products for acute indications;

         o products which are predominantly prescribed by physician specialists, which can be cost-effectively marketed by our focused sales force; and

         o products which we believe have potential for technological enhancements and line extensions based upon our drug delivery technologies.

         FOCUS SALES EFFORTS ON HIGH VALUE NICHE MARKETS. We focus our Ther-Rx sales efforts on niche markets where we believe we can target a relatively narrow physician audience. Because our products are sold to specialty physician groups that tend to be relatively concentrated, we believe that we can address these markets cost effectively with a focused sales force. Based on the addition of new products and our expectation of continued growth in our branded business, Ther-Rx expanded its branded sales force by 80 specialty sales representatives and sales management personnel in fiscal 2004 and Ther-Rx added an additional 30 specialty sales representatives late in fiscal 2005. We plan to continue to build our sales force as necessary to accommodate current and future expansions of our product lines.

         PURSUE ATTRACTIVE GROWTH OPPORTUNITIES WITHIN THE GENERIC INDUSTRY. We plan to continue introducing generic and non-branded alternatives to select drugs whose patents have expired, particularly when we can add value through our drug delivery technologies. Such generic or off-patent pharmaceutical products are generally sold at significantly lower prices than the branded product. Accordingly, generic pharmaceuticals provide a cost-efficient alternative to users of branded products. We believe the health care industry will continue to support growth in the generic pharmaceutical market and that industry trends favor generic product expansion into the managed care, long-term care and government contract markets. We further believe that we are uniquely positioned to capitalize on this growing market given our large base of proprietary drug delivery technologies and our proven ability to lead the therapeutic categories we enter.

         ADVANCE EXISTING AND DEVELOP NEW DRUG DELIVERY TECHNOLOGIES. We believe our drug delivery platform of 15 distinguished technologies has unique breadth and depth. These technologies have enabled us to create innovative products, including Gynazole-1(R) and Clindesse(TM), which incorporate VagiSite(TM), our proprietary bioadhesive controlled release system. In addition, our tastemasking and controlled release systems are incorporated into our prenatal vitamins, providing them with differentiated benefits over other products on the market.

         We plan to continue to develop our drug delivery technologies and have various technologies currently under development, such as:
         TransCell(R) for oral esophageal delivery of bioactive peptides and proteins that are normally degraded by stomach enzymes or first-pass liver effects; PulmoSite(TM) which applies bioadhesive and controlled release characteristics to drug agents that are inhaled for either local action in the lung or for systemic absorption; and Ocusite(TM) for the delivery of active agents by a bioadhesive topical application to the eye.

         OUR PROPRIETARY DRUG DELIVERY TECHNOLOGIES

         We believe we are a leader in the development of proprietary drug delivery systems and formulation technologies which enhance the effectiveness of new therapeutic agents, existing pharmaceutical products and nutritional supplements. We have used many of these technologies to successfully commercialize technologically distinguished branded and generic/non-branded products. Additionally, we continue to invest our resources in the development of new technologies. The following describes our principal drug delivery technologies.

         SITE RELEASE(R) TECHNOLOGIES. SITE RELEASE(R) is our largest family of technologies and includes eight systems designed specifically for oral, topical or interorificial use. These systems rely on controlled bioadhesive properties to optimize the delivery of drugs to either wet mucosal tissue or the skin and are the subject of issued patents and pending patent applications. Of the technologies developed, products using the VagiSite(TM) and DermaSite(TM) technologies have been successfully commercialized. Our fully developed technologies include the following:

         o VagiSite(TM) is a controlled release bioadhesive delivery system that incorporates advanced polyphasic principles to create a bioemulsion system delivering therapeutic agents to the vagina. We have outlicensed VagiSite(TM) for sale in international markets for the treatment of vaginal infections. VagiSite(TM) technology is used in Gynazole-1(R), a one-dose prescription cream treatment for vaginal yeast infections and Clindesse(TM), a one-dose prescription cream treatment for bacterial vaginosis.

         o DermaSite(TM) is a semi-solid SITE RELEASE(R) configuration for topical applications to the skin. The bioadhesive and controlled release properties of the delivery platform have made possible the development of products requiring a significantly reduced frequency of application. DermaSite(TM) technology is used in Dermarin-L(TM), a topical antifungal product being marketed by the leading over-the-counter pharmaceutical company in Japan, Taisho Pharmaceutical, Ltd.

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

         In addition, the following SITE RELEASE(R) technologies are currently under development:

         o Trans-Cell(R) is a novel bioadhesive, controlled release delivery system that may permit oral delivery of bioactive peptides and proteins that are normally degraded by stomach enzymes or first-pass liver effects. This technology was specifically designed to provide an oral delivery alternative to biotechnology and other compounds that currently are delivered as injections or infused.

         o OcuSite(TM) is a liquid, microemulsion delivery system intended for topical applications in the eye. The microemulsion formulation lends optical clarity to the application and is particularly well suited for ophthalmic use. The bioadhesive and controlled release properties of this delivery system allow for reduced dosing regimentation.

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

         SALES AND MARKETING

         Ther-Rx has a national sales and marketing infrastructure which includes approximately 240 sales representatives dedicated to promoting and marketing our branded pharmaceutical products to targeted physician specialists. Based on the addition of new products and our expectation of continued growth in our branded business, Ther-Rx expanded its branded sales force by 80 specialty sales representatives and sales management personnel in fiscal 2004 and added an additional 30 specialty sales representatives late in fiscal 2005. Ther-Rx's sales force focuses on physician specialists who are identified through available market research as frequent prescribers of our prescription products. Ther-Rx also has a corporate sales and marketing management team dedicated to planning and managing Ther-Rx's sales and marketing efforts.

         We attempt to increase sales of our branded pharmaceutical products through physician sales calls and promotional efforts, including sampling, advertising and direct mail. For acquired branded products, we generally increase the level of physician sales calls and promotion relative to the previous owner. For example, with the PreCare(R) prenatal sales efforts, we increased the level of physician sales calls and sampling to the highest prescribers of prenatal vitamins. We also have enhanced our PreCare(R) brand franchise by launching five more line extensions to address unmet needs, including the launch of PreCare(R) Chewables, Premesis Rx(TM), PreCare(R) Conceive(TM), PrimaCare(R) and PrimaCare(R) ONE. The PreCare(R) product line enables us to deliver a full range of nutritional products for physicians to prescribe to women in their childbearing years. In addition, we added to our women's health care family of products in June 2000 with the introduction of our first NDA approved product, Gynazole-1(R), the only one-dose prescription cream treatment for vaginal yeast infections. In fiscal 2004, we further expanded our branded product offerings when we launched technology improved versions of the Chromagen(R) and Niferex(R) oral hematinic product lines that were acquired at the end of fiscal 2003. In January 2005, we introduced our second NDA approved product, Clindesse(TM), the first approved single-dose therapy for bacterial vaginosis. By offering multiple products to the same group of physician specialists, we are able to maximize the effectiveness of our experienced sales force.

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

         We believe that industry trends favor generic product expansion into the managed care, long-term care and government contract markets. Further, we believe that our competitively priced, technology-distinguished generic/non-branded products can fulfill the increasing need of these markets to contain costs and improve patient compliance. Accordingly, we intend to continue to devote significant marketing resources to the penetration of those markets.

         Particle Dynamics has a specialized technical sales group that calls on the leading companies in the pharmaceutical, nutritional, personal care, food and other markets in the United States.

         During fiscal 2005, our three largest customers accounted for 27%, 16% and 12% of gross revenues. These customers were McKesson Drug Company, Cardinal Health and Amerisource Corporation, respectively. In fiscal 2004 and 2003, these customers accounted for gross revenues of 25%, 16% and 13% and 23%, 14% and 18%, respectively.

         Although we sell internationally, we do not have material operations or sales in foreign countries and our sales are not subject to significant geographic concentration.

         RESEARCH AND DEVELOPMENT

         We have long recognized that development of successful new products is critical to achieving our goal of sustainable growth over the long term. As such, our investment in research and development, which increased at a compounded annual growth rate of 26.2% over the past four fiscal years, reflects our continued commitment to develop new products and/or technologies through our internal development programs, and with our external strategic partners.

         Our research and development activities include the development of new and next generation drug delivery technologies, the formulation of brand name proprietary products and the development of technologically distinguished generic/non-branded versions of previously approved brand name pharmaceutical products. In fiscal 2005, 2004 and 2003, total research and development expenses were $23.5 million, $20.7 million and $19.1 million, respectively.

         In January 2005, Ther-Rx introduced its second NDA approved product, Clindesse(TM), the first approved single-dose therapy for bacterial vaginosis. Similar to Gynazole-1(R), Clindesse(TM) incorporates our proprietary VagiSite(R) bioadhesive drug delivery technology. Ther-Rx currently has a number of products in its research and development pipeline at various stages of development. We believe we have the technological expertise required to develop unique products to meet currently unmet needs in the area of women's health, as well as other therapeutic areas.

         To capitalize on ETHEX's unique product capabilities, we continue to expand our ETHEX product portfolio. Over the past two fiscal years, we have introduced more than 20 new generic/non-branded products and have a number of products currently in development to be marketed by ETHEX. Our development process typically consists of formulation, development and laboratory testing, and where required
         (1) preliminary bioequivalency studies of pilot batches of the manufactured product, (2) full scale bioequivalency studies using commercial quantities of the manufactured product and (3) submission of an ANDA to the FDA. We believe that, unlike many generic drug companies, we have the technical expertise required to develop generic substitutes for hard-to-copy branded pharmaceutical products. Since January 1, 2004, we have received six new ANDA approvals. We also anticipate receipt of ANDA approvals for Diltiazem and Levathyroxine, among other products, in fiscal 2006.

         In addition to our internal marketing efforts, we have licensed the exclusive rights to co-develop and market more than 15 products with other drug delivery companies. These products are generic equivalents to brand name products with aggregate annual sales totaling over $4 billion and, subject to completion of development and regulatory approvals, are expected to be launched at various times beginning in fiscal 2006 and continuing through fiscal 2008. In fiscal 2005, we began marketing the 50mg/200mg strength of Carbidopa-Levodopa, the generic equivalent to Sinemet(R), under a co-development licensing agreement with another drug delivery company.

         PDI currently has a number of products in its research and development pipeline at various stages of development. PDI applies its technologies to a diverse number of active and inactive chemicals for more efficient processing of materials to achieve benefits such as prolonged action of release, tastemasking, making materials more site specific and other benefits. Typically, the finished products into which the specialty raw materials are incorporated do not require FDA approval.

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

         PATENTS AND OTHER PROPRIETARY RIGHTS

         We actively seek, when appropriate and available, protection for our products and proprietary information by means of U.S. and foreign patents, trademarks, trade secrets, copyrights, and contractual arrangements. Patent protection in the pharmaceutical field, however, can involve complex legal and factual issues. Moreover, broad patent protection for new formulations or new methods of use of existing chemical entities is sometimes difficult to obtain, primarily because the active ingredient and many of the formulation techniques have been known for some time. Consequently, some patents claiming new formulations or new methods of use for old drugs may not provide meaningful protection against competition. Nevertheless, we intend to seek patent protection when appropriate and available and otherwise to rely on regulatory-related exclusivity and trade secrets to protect certain of our products, technologies and other scientific information. There can be no assurance, however, that any steps taken to protect such proprietary information will be effective.

         Our policy is to file patent applications in appropriate situations to protect and preserve, for our own use, technology, inventions and improvements that we consider important to the development of our business. We currently hold domestic and foreign issued patents the last of which expires in fiscal 2022 relating to our controlled release, site-specific, quick dissolve and tastemasking technologies. We have been granted 33 U.S. patents and have 22 U.S. patent applications pending. In addition, we have 11 foreign issued patents and a total of 100 patent applications pending primarily in Canada, Europe, Australia, Japan, South America, Mexico and South Korea (see "We depend on our patents and other proprietary rights" under "Risk Factors" for additional information).

         We currently own more than 100 U.S. and foreign trademark registrations and have also applied for trademark protection for the names of our proprietary controlled-release, tastemasking, site-specific and quick dissolve technologies. We intend to continue to trademark new technology and product names as they are developed.

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

         MANUFACTURING AND FACILITIES

         We believe that our administrative, research, manufacturing and distribution facilities are an important factor in achieving our long-term growth objectives. All facilities at March 31, 2005, aggregating approximately 1.1 million square feet, are located in the St. Louis, Missouri area. We own approximately 600,000 square feet, with the balance under various leases at pre-determined annual rates under agreements expiring from fiscal 2006 through fiscal 2012, subject in most cases to renewal at our option.

         We manufacture drug products in liquid, semi-solid, tablet, capsule and caplet forms for distribution by Ther-Rx, ETHEX and our corporate licensees and value-added specialty raw materials for distribution by Particle Dynamics. We believe that all of our facilities are in material compliance with applicable regulatory requirements.

         We seek to maintain inventories at sufficient levels to support current production and sales levels. During fiscal 2005, we encountered no serious shortage of any particular raw materials, except that in the fourth quarter of fiscal 2005, we experienced a supply disruption of a key ingredient for our PrimaCare(R) ONE product. This interruption in production was temporary and has since been resolved. Although there can be no assurance that raw material supply will not adversely affect our future operations, we do not believe that additional shortages will occur in the foreseeable future.

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

         In addition, we compete with pharmaceutical companies that acquire branded product lines from other pharmaceutical companies. These competitors may have substantially greater financial and marketing resources than we do. Accordingly, our competitors may succeed in product line acquisitions that we seek to acquire.

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

         The Drug Price Competition and Patent Restoration Act of 1984, known as the Hatch-Waxman Act, established ANDA procedures for obtaining FDA approval for generic versions of many non-biological drugs for which patent or marketing exclusivity rights have expired and which are bioequivalent to previously approved drugs. "Bioequivalence" for this purpose, with certain exceptions, generally means that the proposed generic formulation is absorbed by the body at the same rate and extent as a previously approved "reference drug." Approval to manufacture these drugs is obtained by filing abbreviated applications, such as ANDAs. As a substitute for clinical studies, the FDA requires data indicating the ANDA drug formulation is bio-equivalent to a previously approved reference drug among other requirements. The same abbreviated application procedures apply to antibiotic drug products that are bio-equivalent to previously approved antibiotics, except that products containing certain older antibiotic ingredients are not subject to the special patent or marketing exclusivity protections afforded by the Hatch-Waxman Act to other drug products. The advantage of the ANDA approval mechanism, compared to an NDA, is that an ANDA applicant is not required to conduct preclinical and clinical studies to demonstrate that the product is safe and effective for its intended use and may rely, instead, on studies demonstrating bio-equivalence to a previously approved reference drug.

         In addition to establishing ANDA approval mechanisms, the Hatch-Waxman Act fosters pharmaceutical innovation through such incentives as non-patent exclusivity and patent restoration. The Act provides two distinct exclusivity provisions that either preclude the submission or delay the approval of an ANDA. A five-year exclusivity period is provided for new chemical compounds, and a three-year marketing exclusivity period is provided for changes to previously approved drugs which are based on new clinical investigations essential to the approval. The three-year marketing exclusivity period may be applicable to the approval of a novel drug delivery system. The marketing exclusivity provisions apply equally to patented and non-patented drug products, but do not apply to products containing antibiotic ingredients first submitted for approval on or before November 20, 1997. These provisions do not delay or otherwise affect the approvability of full NDAs even when effective ANDA approvals are not available. For drugs covered by patents, patent extension may be provided for up to five years as compensation for reduction of the effective life of the patent resulting from time spent in conducting clinical trials and in FDA review of a drug application.

         There has been substantial litigation in the biomedical, biotechnology and pharmaceutical industries with respect to the manufacture, use and sale of new products that are alleged to infringe outstanding patent rights. One or more patents cover most of the proprietary products for which we are developing generic versions. When we file an ANDA for such drug products, we will, in most cases, be required to certify to the FDA that any patent which has been listed with the FDA as covering the product is invalid or will not be infringed by our sale of our product. Alternatively, we could certify that we would not market our proposed product until the applicable patent expires. A patent holder may challenge a notice of noninfringement or invalidity by filing suit for patent infringement, which would, in most cases, prevent FDA approval until the suit is resolved or until at least 30 months has elapsed (or until the patent expires, whichever is earlier). Should any entity commence a lawsuit with respect to any alleged patent infringement by us, the uncertainties inherent in patent litigation would make the outcome of such litigation difficult to predict.

         In addition to marketing drugs which are subject to FDA review and approval, we market certain drug products in the United States without FDA approval under certain "grandfather" clauses and statutory and regulatory exceptions to the pre-market approval requirement for "new drugs" under the FDCA. A determination as to whether a particular product does or does not require FDA pre-market review and approval can involve consideration of numerous complex and imprecise factors. If a determination is made by the FDA that any product marketed without approval requires such approval, the FDA may institute enforcement actions, including product seizure, or an action seeking an injunction against further marketing and may or may not allow sufficient time to obtain the necessary approvals before it seeks to curtail further marketing. For example, in October 2002, the FDA sent warning letters to us and other manufacturers and distributors of unapproved prescription drug products containing the expectorant guaifenesin as a single entity in a solid oral extended-release dosage form. Citing the recent approval of one such product, the FDA warning letters asserted that the marketing of all such products without NDA or ANDA approval should stop. The FDA subsequently agreed to allow continued manufacture through May 2003 and sale through November 2003 of the products, and we complied with those deadlines. We are not in a position to predict whether or when the FDA might choose to raise similar objections to the marketing without NDA or ANDA approval of another category or categories of drug products represented in our product lines. In the event such objections are raised, we could be required or could decide to cease distribution of additional products until pre-market approval is obtained. In addition, we may not be able to obtain any particular approval that may be required or such approval may not be obtained on a timely basis.

         In addition to obtaining pre-market approval for certain of our products, we are required to maintain all facilities in compliance with the FDA's current Good Manufacturing Practice, or cGMP, requirements. In addition to compliance with cGMP each pharmaceutical manufacturer's facilities must be registered with the FDA. Manufacturers must also be registered with the U.S. Drug Enforcement Administration or DEA, and similar state and local regulatory authorities if they handle controlled substances, and with the EPA and similar state and local regulatory authorities if they generate toxic or dangerous wastes, and must comply with other applicable DEA and EPA requirements. Noncompliance with applicable requirements can result in fines, recall or seizure of products, total or partial suspension of production and distribution, refusal of the government to enter into supply contracts or to approve NDA's, ANDA's or other applications and criminal prosecution. The FDA also has the authority to revoke for-cause drug approvals previously granted.

         The Prescription Drug Marketing Act, or PDMA, which amended various sections of the FDCA, requires, among other things, state licensing of wholesale distributors of prescription drugs under federal guidelines that include minimum standards for storage, handling and record keeping. All of our facilities are registered with the State of Missouri, where they are located, as required by Federal and Missouri law. The PDMA also imposes detailed requirements on the distribution of prescription drug samples such as those distributed by the Ther-Rx sales force. The PDMA sets forth substantial civil and criminal penalties for violations of these and other provisions. Many states also require registration of out-of-state drug manufacturers and distributors who sell products in their states, and may also impose additional requirements or restrictions on out-of-state firms. These requirements vary widely from state-to-state and are subject to change with little or no direct notice to potentially affected firms. We believe that we are currently in compliance in all material respects with applicable state requirements. However, in the event that we are found to have failed to comply with applicable state requirements, we may be subject to sanctions, including monetary penalties, and potential restrictions on our sales or other activities within particular states.

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

         Product development and approval within this regulatory framework take a number of years, involve the expenditure of substantial resources and is uncertain. Many drug products ultimately do not reach the market because they are not found to be safe or effective or cannot meet the FDA's other regulatory requirements. In addition, the current regulatory framework may change and additional regulatory or approval requirements may arise at any stage of our product development that may affect approval, delay the submission or review of an application or require additional expenditures by us. We may not be able to obtain necessary regulatory clearances or approvals on a timely basis, if at all, for any of our products under development, and delays in receipt or failure to receive such clearances or approvals, the loss of previously received clearances or approvals, or failure to comply with existing or future regulatory requirements could have a material adverse effect on our business.

         EMPLOYEES

         As of March 31, 2005, we employed a total of 1,072 employees. We are party to a collective bargaining agreement covering 119 employees that will expire December 31, 2009. We believe that our relations with our employees are good.

         ENVIRONMENT

         We do not expect that compliance with Federal, state or local provisions regulating the discharge of materials into the environment or otherwise relating to the protection of the environment will have a material effect on our capital expenditures, earnings or competitive position.

         AVAILABLE INFORMATION

         We make available, free of charge through our Internet website (http://www.kvpharmaceutical.com), our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K and amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after we electronically file these reports with, or furnish them to, the Securities and Exchange Commission, or SEC. Also, copies of our Corporate Governance Guidelines, Audit Committee Charter, Compensation Committee Charter, Nominating and Corporate Governance Committee Charter, Code of Ethics for Senior Executives and Standard of Business Ethics for all Directors and employees are available on our Internet website, and available in print to any stockholder who requests it.

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

         WE MAY BE UNABLE TO MANAGE OUR GROWTH.

         Over the past ten years, our businesses and product offerings have grown substantially. This growth and expansion has placed, and is expected to continue to place, a significant strain on our management, operational and financial resources. To manage our growth, we must continue to (1) expand our operational, customer support and financial control systems and (2) hire, train and retain qualified personnel. We cannot assure you that we will be able to adequately manage our growth. If we are unable to manage our growth effectively, our business, results of operations and financial condition could be materially adversely affected.

         WE MAY NOT OBTAIN REGULATORY APPROVAL FOR OUR NEW PRODUCTS ON A TIMELY BASIS, OR AT ALL.

         Many of our new products will require FDA approval. FDA approval typically involves lengthy, detailed and costly laboratory and clinical testing procedures, as well as the FDA's review and approval of the information submitted. We cannot assure you that the products we develop will be determined to be safe and effective in these testing procedures, or that they will be approved by the FDA. The FDA also has the authority to revoke for-cause drug approvals previously granted.

         WE MAY BE ADVERSELY AFFECTED BY THE CONTINUING CONSOLIDATION OF OUR DISTRIBUTION NETWORK AND THE CONCENTRATION OF OUR CUSTOMER BASE.

         Our principal customers are wholesale drug distributors, major retail drug store chains, independent pharmacies and mail order firms. These customers comprise a significant part of the distribution network for pharmaceutical products in the United States. This distribution network is continuing to undergo significant consolidation marked by mergers and acquisitions among wholesale distributors and the growth of large retail drug store chains. As a result, a small number of large wholesale distributors control a significant share of the market, and the number of independent drug stores and small drug store chains has decreased. We expect that consolidation of drug wholesalers and retailers will increase pricing and other competitive pressures on drug manufacturers. For the fiscal year ended March 31, 2005, our three largest customers accounted for 27%, 16% and 12% of our gross sales. The loss of any of these customers could materially and adversely affect our results of operations or financial condition.

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

         One of the key motivations for challenging patents is the reward of a 180-day period of market exclusivity. Under the Hatch-Waxman Act, the developer of a generic version of a product which is the first to have its ANDA accepted for filing by the FDA, and whose filing includes a certification that the patent is invalid, unenforceable and/or not infringed (a so-called "Paragraph IV certification"), may be eligible to receive a 180-day period of generic market exclusivity. This period of market exclusivity provides the patent challenger with the opportunity to earn a risk-adjusted return on legal and development costs associated with bringing a product to market. In cases such as these where suit is filed by the manufacturer of the branded product, final FDA approval of an ANDA generally requires a favorable disposition of the suit, either by judgment that the patents at issue are invalid and/or not infringed or by settlement. There can be no assurance that we will ultimately prevail in these litigations, that we will receive final FDA approval of our ANDAs, or that any expectation of a period of generic exclusivity for certain of these products will actually be realized when and if resolution of the litigations and receipt of final approvals from the FDA occur.

         Since enactment of the Hatch-Waxman Act in 1984, the interpretation and implementation of the statutory provisions relating to the 180-day period of generic market exclusively have been the subject of controversy, court decisions, formal changes to FDA regulations and guidelines, and other changes in FDA interpretation. In addition, on December 8, 2003, significant changes were enacted in the statutory provisions themselves, some of which were retroactive and others of which apply only prospectively or to situations where the first ANDA filing with a Paragraph IV certification occurs after the date of enactment. These interpretations and changes, over time, have had significant affects on the ability of sponsors of particular generic drug products to qualify for or utilize fully the 180-day generic marketing exclusivity period. These interpretations and changes have, in turn, affected the ability of sponsors of corresponding innovator drugs to market their branded products without any generic competition and the ability of sponsors of other generic versions of the same products to market their products in competition with the first generic applicant. Because application of these provisions, and any changes in them or in the applicable interpretations of them, depends almost entirely on the specific facts of the particular NDA and ANDA filings at issue, many of which are not in our control, we cannot predict whether any changes would, on balance, have a positive or negative effect on our business as a whole, although particular changes may have predictable, and potentially significant positive or negative affects on particular pipeline products. In addition, continuing uncertainty over the interpretation and implementation of the original Hatch-Waxman provisions, as well as the December 8, 2003 statutory revisions, is likely to continue to impair our ability to predict the likely exclusivity that we may be granted, or blocked by, based on the outcome of particular patent challenges in which we are involved.

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

         We previously distributed several pharmaceutical products that contained phenylpropanolamine, or PPA, and that were discontinued in 2000 and 2001. We are presently named a defendant in a product liability lawsuit in federal court in Mississippi involving PPA. The suit originated out of a case, Virginia Madison, et al. v. Bayer Corporation, et al. The original suit was filed in December 2002, but was not served on us until February 2003. The case was originally filed in the Circuit Court of Hinds County, Mississippi, and was removed to the Federal District Court for the Southern District of Mississippi by then co-defendant Bayer Corporation. The case has been transferred to a Judicial Panel on Multi-District Litigation for PPA claims sitting in the Western District of Washington. The claims against us have been segregated into a lawsuit brought by Johnny Fulcher individually and on behalf of the wrongful death beneficiaries of Linda Fulcher, deceased, against the Company. It alleges bodily injury, wrongful death, economic injury, punitive damages, loss of consortium and/or loss of services from the use of our distributed pharmaceuticals containing PPA that have since been discontinued and/or reformulated to exclude PPA. In May 2004, the case was dismissed with prejudice by the Federal District Court for the Western District of Washington for a failure to timely file an individual complaint as required by certain court orders. The plaintiff filed a request for reconsideration which was opposed and subsequently denied by the Court in June 2004. In July 2004, the plaintiff filed a notice of appeal of the dismissal. We have opposed this appeal. We intend to vigorously defend our interests; however, we cannot give any assurance we will prevail.

         We have also been advised that one of our former distributor customers is being sued in Florida state court in a case captioned Darrian Kelly v. K-Mart et. al. for personal injury allegedly caused by ingestion of K-Mart diet caplets that are alleged to have been manufactured by us and to contain PPA. The distributor has tendered defense of the case to us and has asserted a right to indemnification for any financial judgment it must pay. We previously notified our product liability insurer of this claim in 1999, and we have demanded that the insurer assume our defense. The insurer has stated that it has retained counsel to secure additional factual information and will defer its coverage decision until that information is received. We intend to vigorously defend our interests; however, we cannot give any assurance that we will not be impleaded into the action, or that, if we are impleaded, that we would prevail.

         Our product liability coverage for PPA claims expired for claims made after June 15, 2002. Although we renewed our product liability coverage for coverage after June 15, 2002, that policy excludes future PPA claims in accordance with the standard industry exclusion. Consequently, as of June 15, 2002, we will provide for legal defense costs and indemnity payments involving PPA claims on a going forward basis as incurred, including the Mississippi lawsuit that was filed after June 15, 2002. Moreover, we may not be able to obtain product liability insurance in the future for PPA claims with adequate coverage limits at commercially reasonable prices for subsequent periods. From time to time in the future, we may be subject to further litigation resulting from products containing PPA that we formerly distributed. We intend to vigorously defend our interests; however, we cannot give any assurances we will prevail.

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

         INVESTIGATIONS OF THE CALCULATION OF AVERAGE WHOLESALE PRICES MAY ADVERSELY AFFECT OUR BUSINESS.

         Many government and third-party payors, including Medicare, Medicaid, health maintenance organizations, or HMOs, and managed care organizations, or MCOs, reimburse doctors and others for the purchase of certain prescription drugs based on a drug's average wholesale price, or AWP. In the past several years, state and federal government agencies have conducted ongoing investigations of manufacturers' reporting practices with respect to AWP, in which they have suggested that reporting of inflated AWP's have led to excessive payments for prescription drugs. Determination of AWP is complex and third party payors may disagree with our calculations.

         KV and/or ETHEX have been named as defendants in certain multi-defendant cases alleging that the defendants reported improper or fraudulent pharmaceutical pricing information, i.e., AWP and/or Wholesale Acquisition Cost, or WAC, information, which caused the governmental plaintiffs to incur excessive costs for pharmaceutical products under the Medicaid program. Cases of this type have been filed against KV and/or ETHEX and other pharmaceutical manufacturer defendants by the State of Massachusetts, the State of Alabama, New York City, and approximately 25 counties in New York State (less than ten of which have been formally served on KV or ETHEX). The New York City case and all but one of the New York County cases have been transferred (or will be the subject of a notice of related action in order to effectuate transfer) to the Federal District Court for the District of Massachusetts for coordinated or consolidated pretrial proceedings under the Average Wholesale Price Multidistrict Litigation (MDL No. 1456). Each of these actions is in the early stages, and fact discovery has not yet begun in any of the cases other than the Alabama case, where the State's first discovery request has been filed. We intend to vigorously defend our interests in the actions described above; however, we cannot give any assurance we will prevail.

         We believe that various other governmental entities have commenced investigations into the generic and branded pharmaceutical industry at large regarding pricing and price reporting practices. Although we believe our pricing and reporting practices have complied in all material respects with our legal obligations, we cannot give any assurance that we would prevail if legal actions are instituted by these governmental entities.

         RISING INSURANCE COSTS COULD NEGATIVELY IMPACT PROFITABILITY.

         The cost of insurance, including workers' compensation, product liability and general liability insurance, has risen significantly in the past few years and is expected to continue to increase. In response, we may increase deductibles and/or decrease certain coverages to mitigate these costs. These increases, and our increased risk due to increased deductibles and reduced coverages, could have a negative impact on our results of operations, financial condition and cash flows.

         INCREASED INDEBTEDNESS MAY IMPACT OUR FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         As a result of our issuance of 2.5% Contingent Convertible Subordinated Notes, or the Notes, in May 2003, our indebtedness increased by $200.0 million. In addition, we increased our available credit facilities in December 2004 to $140.0 million. The revised credit facilities provide for an increase from $40.0 million to $80.0 million in our revolving line of credit along with an increase from $25.0 million to $60.0 million in the supplemental credit line that is available for financing acquisitions. These credit facilities expire in October 2006 and December 2005, respectively. At March 31, 2005, we had no cash borrowings under either credit facility. Our level of indebtedness may have several important effects on our future operations, including:

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

         WE MAY INCUR CHARGES FOR INTANGIBLE ASSET IMPAIRMENT.

         When we acquire the rights to manufacture and sell a product, we record the aggregate purchase price, along with the value of the product related liabilities we assume, as intangible assets. We use the assistance of valuation experts to help us allocate the purchase price to the fair value of the various intangible assets we have acquired. Then, we must estimate the economic useful life of each of these intangible assets in order to amortize their cost as an expense in our consolidated statement of income over the estimated economic useful life of the related asset. The factors that drive the actual economic useful life of a pharmaceutical product are inherently uncertain, and include patent protection, physician loyalty and prescribing patterns, competition by products prescribed for similar indications, future introductions of competing products not yet FDA approved, the impact of promotional efforts and many other issues. We use all of these factors in initially estimating the economic useful lives of our products, and we also continuously monitor these factors for indications of appropriate revisions.

         In assessing the recoverability of our intangible assets, we must make assumptions regarding estimated undiscounted future cash flows and other factors. If the estimated undiscounted future cash flows do not exceed the carrying value of the intangible assets we must determine the fair value of the intangible assets. If the fair value of the intangible assets is less than its carrying value, an impairment loss will be recognized in an amount equal to the difference. If these estimates or their related assumptions change in the future, we may be required to record impairment charges for these assets. We review intangible assets for impairment at least annually and whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If we determine that an intangible asset is impaired, a non-cash impairment charge would be recognized.

         As circumstances after an acquisition can change, the value of intangible assets may not be realized by us. If we determine that an impairment has occurred, we would be required to write-off the impaired portion of the unamortized intangible assets, which could have a material adverse effect on our results of operations in the period in which the write-off occurs. For example, we expect to report a non-cash charge of approximately $30.0 million in the first quarter of fiscal 2006 reflecting primarily a write-off of in-process research and development costs in connection with our acquisition of FemmePharma and all of the worldwide marketing rights to an endometriosis product that has successfully completed Phase II clinical trials and was originally part of a licensing arrangement with FemmePharma. In addition, in the event of a sale of any of our assets, we cannot be certain that our recorded value of such intangible assets would be recovered.

                        RISKS RELATED TO OUR INDUSTRY

         LEGISLATIVE PROPOSALS, REIMBURSEMENT POLICIES OF THIRD PARTIES, COST CONTAINMENT MEASURES AND HEALTH CARE REFORM COULD AFFECT THE MARKETING, PRICING AND DEMAND FOR OUR PRODUCTS.


         Various legislative proposals, including proposals relating to prescription drug benefits, could materially impact the pricing and sale of our products. Further, reimbursement policies of third parties may affect the marketing of our products. Our ability to market our products will depend in part on reimbursement levels for the cost of the products and related treatment established by health care providers, including government authorities, private health insurers and other organizations, such as HMOs and MCOs. Insurance companies, HMOs, MCOs, Medicaid and Medicare administrators and others are increasingly challenging the pricing of pharmaceutical products and reviewing their reimbursement practices. In addition, the following factors could significantly influence the purchase of pharmaceutical products, which could result in lower prices and a reduced demand for our products:

             o  the trend toward managed health care in the United States;

             o  the growth of organizations such as HMOs and MCOs;

             o legislative proposals to reform health care and government insurance programs; and

             o price controls and non-reimbursement of new and highly priced medicines for which the economic therapeutic rationales are not established.

         These cost-containment measures and health care reform proposals could affect our ability to sell our products.

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

         We market certain drug products in the United States without FDA approval under certain "grandfather" clauses and statutory and regulatory exceptions to the pre-market approval requirement for "new drugs" under the Federal Food, Drug and Cosmetic Act, or the FDCA. A determination as to whether a particular product does or does not require FDA pre-market review and approval can involve consideration of numerous complex and imprecise factors. If a determination is made by the FDA that any product marketed without approval requires such approval, the FDA may institute enforcement actions, including product seizure, or an action seeking an injunction against further marketing and may or may not allow sufficient time to obtain the necessary approvals before it seeks to curtail further marketing. For example, in October 2002, FDA sent warning letters to us and other manufacturers and distributors of unapproved prescription drug products containing the expectorant guaifenesin as a single entity in a solid oral extended-release dosage form. Citing the recent approval of one such product, the FDA warning letters asserted that the marketing of all such products without NDA or ANDA approval should stop. The FDA subsequently agreed to allow continued manufacture through May 2003 and sale through November 2003 of the products, and we complied with those deadlines. We are not in a position to predict whether or when the FDA might choose to raise similar objections to the marketing without NDA or ANDA approval of another category or categories of drug products represented in our product lines. In the event such objections are raised, we could be required or could decide to cease distribution of additional products until pre-market approval is obtained. In addition, we may not be able to obtain any particular approval that may be required or such approvals may not be obtained on a timely basis.

         In addition to compliance with current Good Manufacturing Practice, or cGMP, requirements, drug manufacturers must register each manufacturing facility with the FDA. Manufacturers and distributors of prescription drug products are also required to be registered in the states where they are located and in certain states that require registration by out-of-state manufacturers and distributors. Manufacturers also must be registered with the Drug Enforcement Administration, or DEA, and similar applicable state and local regulatory authorities if they handle controlled substances, and with the Environmental Protection Agency, or EPA, and similar state and local regulatory authorities if they generate toxic or dangerous wastes, and must also comply with other applicable DEA and EPA requirements. We believe that we are currently in material compliance with cGMP and are registered with the appropriate state and federal agencies. Non-compliance with applicable cGMP requirements or other rules and regulations of these agencies can result in fines, recall or seizure of products, total or partial suspension of production and/or distribution, refusal of government agencies to grant pre-market approval or other product applications and criminal prosecution. Despite our ongoing efforts, cGMP requirements and other regulatory requirements, and related enforcement priorities and policies may evolve over time and we may not be able to remain continuously in material compliance with all of these requirements.

         From time to time, governmental agencies have conducted investigations of pharmaceutical companies relating to the distribution and sale of drug products to government purchasers or subject to government or third party reimbursement. We believe that we have marketed our products in compliance with applicable laws and regulations. However, standards sought to be applied in the course of governmental investigations can be complex and may not be consistent with standards previously applied to our industry generally or previously understood by us to be applicable to our activities.

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

         Our branded pharmaceutical business is subject to competition from larger companies with greater financial resources that can support larger sales forces. The ability of a sales force to compete is affected by the number of physician calls it can make, which is directly related to its size, the brand name recognition it has in the marketplace and its advertising and promotional efforts. We are not as well established in our branded product sales initiative as larger pharmaceutical companies and could be adversely affected by competition from companies with larger, more established sales forces and higher advertising and promotional expenditures.

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

         Currently, the Company and ETHEX are named as defendants in ongoing litigation with Solvay Pharmaceuticals, Inc. regarding Solvay's allegations that ETHEX's comparative promotion of its Pangestyme(TM) CN 10 and Pangestyme(TM) CN 20 products to Solvay's Creon(R) 10 and Creon(R) 20 products resulted in false advertising and misleading statements under various Federal and state laws, and constituted unfair and deceptive trade practices. Discovery is active and the case is required to be ready for trial by February 1, 2006. The Company intends to vigorously defend its interests; however, it cannot give any assurance it will prevail.

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

                      RISKS RELATED TO OUR COMMON STOCK

         MANAGEMENT STOCKHOLDERS CONTROL OUR COMPANY.

         At March 31, 2005, our directors and executive officers beneficially own approximately 13% of our Class A Common Stock and approximately 60% of our Class B Common Stock. As a result, these persons control approximately 53% of the combined voting power represented by our outstanding securities. These persons will retain effective voting control of our company and are expected to continue to have the ability to effectively determine the outcome of any matter being voted on by our stockholders, including the election of directors and any merger, sale of assets or other change in control of our company.

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

         FUTURE SALES OF COMMON STOCK COULD ADVERSELY AFFECT THE MARKET PRICE OF OUR CLASS A OR CLASS B COMMON STOCK.

         As of March 31, 2005, an aggregate of 2,707,207 shares of our Class A common stock and 395,591 shares of our Class B common stock were issuable upon exercise of outstanding stock options under our stock option plans, and an additional 988,473 shares of our Class A common stock and 1,214,399 shares of Class B common stock were reserved for the issuance of additional options and shares under these plans. In addition, as of March 31, 2005, 8.7 million shares of Class A common stock were reserved for issuance upon conversion of $200.0 million principal amount of convertible notes, and 337,500 shares of our Class A common stock were reserved for issuance upon conversion of our outstanding 7% cumulative convertible preferred stock.

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

ITEM 2.  PROPERTIES
         ----------

         Our corporate headquarters is located at 2503 South Hanley Road in St. Louis County, Missouri, and contains approximately 40,000 square feet of floor space. We have a lease on the building for a period of ten years expiring December 31, 2006, with one five-year option to renew and a successive three-year renewal option. The building is leased from an affiliated partnership of an officer and director of the Company.

         In addition, we lease or own the facilities shown in the following table. All of these facilities are located in the St. Louis metropolitan area.

                    SQUARE                                                      LEASE            RENEWAL
                    FOOTAGE    USAGE                                            EXPIRES          OPTIONS
                   -----------------------------------------------------------------------------------------
                     31,630    PDI Office/Mfg./Whse.                            11/30/07         5 Years(1)
                     10,000    PDI/KV Lab/Whse.                                 11/30/05         None
                     15,000    KV/Ther-Rx Office                                02/28/08         2 Years(3)
                     23,000    KV Office/R&D/Mfg.                               12/31/06         5 Years(2)
                    122,350    KV Office/Whse./Lab                              Owned            N/A
                     90,000    KV Mfg. Oper.                                    Owned            N/A
                     87,020    Under renovation(5)                              Owned            N/A
                    302,940    Under renovation(6)                              Owned            N/A
                    260,160    ETHEX/Ther-Rx/PDI Distribution(7)                04/30/12         5 Years(2)
                     40,000    KV Warehouse                                     11/30/05         1 Year(4)
                    128,960    ETHEX/PDI Office/Whse.                           06/14/11         5 Years(2)

         -------
         (1) One five-year option.
         (2) Two five-year options.
         (3) Two two-year options.
         (4) Two one-year options.
         (5) This facility is currently being renovated to provide an additional research lab facility.
         (6) This facility is currently being renovated into office space for ETHEX, Ther-Rx and certain KV administrative functions and production space for additional operations. We financed the purchase of this facility with a term loan secured by the facility.
         (7) On April 14, 2005, the Company completed the purchase of this building for $11.8 million. The property had been leased by the Company since April 2000 and will continue to function as the Company's main distribution facility. The purchase price of the building was paid with cash on hand.

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

ITEM 3.  LEGAL PROCEEDINGS
         -----------------

         The Company and ETHEX are named as defendants in a case brought by CIMA LABS, Inc. and Schwarz Pharma, Inc. and styled CIMA LABS, Inc. et. al. v. KV Pharmaceutical Company et. al. filed in Federal District Court in Minnesota. It is alleged that the Company and ETHEX infringed on a CIMA patent in connection with the manufacture and sale of Hyoscyamine Sulfate Orally Dissolvable Tablets, 0.125 mg. The court has denied the plaintiffs' motion for a preliminary injunction, which allows ETHEX to continue marketing the product during the pendancy of the subject lawsuit. The Company has filed several motions for summary judgment requesting that the Court rule that the relevant patent is unenforceable, invalid or not infringed. These motions have been denied and the issues will be considered at trial. CIMA and Schwarz filed a summary judgment motion seeking the Court to rule that the patent is valid in the face of some prior art references cited by the Company as providing support for its invalidity defense. The Court granted the motion; however, the issue of invalidity based on prior art that was not the subject of the motion will be tried. The Company intends to vigorously defend its interests; however, it cannot give any assurance it will prevail.

         The Company and ETHEX are named as defendants in a case brought by Solvay Pharmaceuticals, Inc. and styled Solvay Pharmaceuticals, Inc. v. ETHEX Corporation, filed in Federal District Court in Minnesota. In general, Solvay alleges that ETHEX's comparative promotion of its Pangestyme(TM) CN 10 and Pangestyme(TM) CN 20 products to Solvay's Creon(R) 10 and Creon(R) 20 products resulted in false advertising and misleading statements under various federal and state laws, and constituted unfair and deceptive trade practices. Discovery is active and the case is required to be trial ready by February 1, 2006. The Company intends to vigorously defend its interests; however, it cannot give any assurance it will prevail.

         KV previously distributed several pharmaceutical products that contained phenylpropanolamine, or PPA, and that were discontinued in 2000 and 2001. The Company is presently named a defendant in a product liability lawsuit in federal court in Mississippi involving PPA. The suit originated out of a case, Virginia Madison, et al. v. Bayer Corporation, et al. The original suit was filed in December 2002, but was not served on KV until February 2003. The case was originally filed in the Circuit Court of Hinds County, Mississippi, and was removed to the Federal District Court for the Southern District of Mississippi by then co-defendant Bayer Corporation. The case has been transferred to a Judicial Panel on Multi-District Litigation for PPA claims sitting in the Western District of Washington. The claims against the Company have been segregated into a lawsuit brought by Johnny Fulcher individually and on behalf of the wrongful death beneficiaries of Linda Fulcher, deceased, against the Company. It alleges bodily injury, wrongful death, economic injury, punitive damages, loss of consortium and/or loss of services from the use of the Company's distributed pharmaceuticals containing PPA that have since been discontinued and/or reformulated to exclude PPA. In May 2004, the case was dismissed with prejudice by the Federal District Court for the Western District of Washington for a failure to timely file an individual complaint as required by certain court orders. The plaintiff filed a request for reconsideration which was opposed and subsequently denied by the Court in June 2004. In July 2004, the plaintiff filed a notice of appeal of the dismissal. The Company has opposed this appeal. The Company intends to vigorously defend its interests; however, it cannot give any assurance it will prevail.

         The Company has also been advised that one of its former distributor customers is being sued in Florida state court in a case captioned Darrian Kelly v. K-Mart et. al. for personal injury allegedly caused by ingestion of K-Mart diet caplets that are alleged to have been manufactured by the Company and to contain PPA. The distributor has tendered defense of the case to the Company and has asserted a right to indemnification for any financial judgment it must pay. The Company previously notified its product liability insurer of this claim in 1999, and the Company has demanded that the insurer assume the Company's defense. The insurer has stated that it has retained counsel to secure additional factual information and will defer its coverage decision until that information is received. The Company intends to vigorously defend its interests; however, it cannot give any assurance that it will not be impleaded into the action, or that, if it is impleaded, that it would prevail.

         KV's product liability coverage for PPA claims expired for claims made after June 15, 2002. Although the Company renewed its product liability coverage for coverage after June 15, 2002, that policy excludes future PPA claims in accordance with the standard industry exclusion. Consequently, as of June 15, 2002, the Company will provide for legal defense costs and indemnity payments involving PPA claims on a going forward basis as incurred, including the Mississippi lawsuit that was filed after June 15, 2002. Moreover, the Company may not be able to obtain product liability insurance in the future for PPA claims with adequate coverage limits at commercially reasonable prices for subsequent periods. From time to time in the future, KV may be subject to further litigation resulting from products containing PPA that it formerly distributed. The Company intends to vigorously defend its interests; however, it cannot give any assurance it will prevail.

         After the Company filed ANDAs with the FDA seeking permission to market a generic version of the 50 mg, 100 mg, and 200 mg strengths of Toprol(R) XL in extended release capsule form, AstraZeneca filed lawsuits against KV for patent infringement under the provisions of the Hatch-Waxman Act. In the Company's Paragraph IV certification, KV contended that its proposed generic versions do not infringe AstraZeneca's patents. Pursuant to the Hatch-Waxman Act, the filing date of the suit against the Company instituted an automatic stay of FDA approval of the Company's ANDA until the earlier of a judgment of non-infringement or invalidity, or 30 months from the date the application was filed. The Company has filed a motion for summary judgment with the Federal District Court in Missouri alleging, among other things, that AstraZeneca's patent is invalid. There is no trial setting. The Company intends to vigorously defend its interests; however, it cannot give any assurances it will prevail.

         The Company and/or ETHEX have been named as defendants in certain multi-defendant cases alleging that the defendants reported improper or fraudulent pharmaceutical pricing information, i.e., AWP and/or Wholesale Acquisition Cost, or WAC, information, which caused the governmental plaintiffs to incur excessive costs for pharmaceutical products under the Medicaid program. Cases of this type have been filed against the Company and/or ETHEX and other pharmaceutical manufacturer defendants by the State of Massachusetts, the State of Alabama, New York City, and approximately 25 counties in New York State (less than ten of which have been formally served on the Company or ETHEX). The New York City case and all but one of the New York County cases have been transferred (or will be the subject of a notice of related action in order to effectuate transfer) to the Federal District Court for the District of Massachusetts for coordinated or consolidated pretrial proceedings under the Average Wholesale Price Multidistrict Litigation (MDL No. 1456). Each of these actions is in the early stages, and fact discovery has not yet begun in any of the cases other than the Alabama case, where the State's first discovery request has been filed. The Company intends to vigorously defend its interests in the actions described above; however, it cannot give any assurance it will prevail.

         The Company believes that various other governmental entities have commenced investigations into the generic and branded pharmaceutical industry at large regarding pricing and price reporting practices. Although the Company believes its pricing and reporting practices have complied in all material respects with its legal obligations, it cannot give any assurances that it would prevail if legal actions are instituted by these governmental entities.

         On May 20, 2005 the Company was notified by the SEC that a non-public formal investigation was initiated that appears to relate to the Form 8-K disclosures the Company made on July 13, 2004. The Company is cooperating fully and believes the matter will be satisfactorily resolved.

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

         There are uncertainties and risks associated with all litigation and there can be no assurance that the Company will prevail in any particular litigation.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         ---------------------------------------------------

         No matters were submitted to a vote of security holders during the fourth quarter of the Company's fiscal year ended March 31, 2005.

ITEM 4(A). EXECUTIVE OFFICERS OF THE REGISTRANT
           ------------------------------------

         The following is a list of current executive officers of our Company, their ages, their positions with our Company and their principal occupations for at least the past five years.

NAME                    AGE      POSITION HELD AND PAST EXPERIENCE
----------------------------------------------------------------------------------------------------------------------------------

Marc S. Hermelin         63      Vice Chairman of the Board of the Company since 1974; Chief Executive Officer from 1975 to
                                 February 1994 and since December 1994; Director and Vice President of Particle Dynamics, Inc.
                                 since 1974.(1)

Alan G. Johnson          70      Director, Senior Vice President-Strategic Planning and Corporate Growth since September 1999 and
                                 Secretary of the Company; Chairman of Johnson Research & Capital, Inc., an investment banking and institutional research firm from January to September 1999; Member of the law firm Gallop,
                                 Johnson & Neuman, L.C. 1976 to 1998; Director of Siboney Corporation.

Gerald R. Mitchell       65      Vice President and Chief Financial Officer since 1981.

Richard H. Chibnall      49      Vice President, Finance since February 2000.

Michael S. Anderson      56      Chief Executive Officer, Ther-Rx Corporation since February 2000.

Jerald J. Wenker         43      President, Ther-Rx Corporation since June 2004; Vice President, Licensing and New Business
                                 Development, Abbot Corporation from January 2002 to April 2004; Vice President and General
                                 Manager, Anti-Infective Franchise Abbot Corporation from April 2000 to January 2002.

Philip J. Vogt           48      President, ETHEX Corporation since February 2000.

Ray F. Chiostri          71      Chairman and Chief Executive Officer, Particle Dynamics, Inc. since 1999.

Paul T. Brady            42      President, Particle Dynamics, Inc. since 2003; Senior Vice President and General Manager,
                                 International Specialty Products Corporation from June 2002 to January 2003; Senior Vice
                                 President, Commercial Director, North and South America International Specialty Products
                                 from 2000 to 2002.

Eric D. Moyermann        47      President, Pharmaceutical Manufacturing since February 2000.

         Executive officers of the Company serve at the pleasure of the Board of Directors.

----------
(1) Marc S. Hermelin is the son of Victor M. Hermelin, Chairman of the Board of Directors of the Company since 1971 and father of David S. Hermelin, a member of the Board of Directors since 2004.

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

    b)   APPROXIMATE NUMBER OF HOLDERS OF COMMON STOCK
         ---------------------------------------------

         The number of holders of record of Class A and Class B Common Stock as of June 9, 2005 was 786 and 389, respectively (not separately counting shareholders whose shares are held in "nominee" or "street" names, which are estimated to represent approximately 5,000 additional Class A common stock and Class B common stock shareholders combined).

    c)   STOCK PRICE AND DIVIDEND INFORMATION
         ------------------------------------

         The high and low closing sales prices of our Class A and Class B common stock during each quarter of fiscal 2005 and 2004, as reported on the New York Stock Exchange and as adjusted for the 3 for 2 stock split effective on September 8, 2003 were as follows:

                                                           CLASS A COMMON STOCK
                                                           --------------------
                                          FISCAL 2005                                 FISCAL 2004
                                          -----------                                 -----------
         QUARTER                      HIGH           LOW                          HIGH            LOW
         -------                     --------------------                        ---------------------
         First...................... $26.24        $22.25                        $20.29         $12.61
         Second.....................  23.11         15.31                         23.49          17.91
         Third......................  22.14         18.18                         27.67          22.22
         Fourth.....................  23.20         19.78                         27.51          22.10

                                                           CLASS B COMMON STOCK
                                                           --------------------

                                          FISCAL 2005                                 FISCAL 2004
                                          -----------                                 -----------
         QUARTER                      HIGH           LOW                          HIGH            LOW
         -------                     --------------------                        ---------------------
         First...................... $29.60        $25.00                        $20.39         $12.63
         Second.....................  25.05         16.35                         23.53          18.09
         Third......................  22.77         18.65                         27.77          22.31
         Fourth.....................  23.49         20.42                         29.40          22.60

         Since 1980, we have not declared or paid any cash dividends on our common stock and we do not plan to do so in the foreseeable future. No dividends may be paid on Class A common stock or Class B common stock unless all dividends on the Cumulative Convertible Preferred Stock have been declared and paid. Dividends must be paid on Class A common stock when, and if, we declare and distribute dividends on the Class B common stock. Dividends of $70,000 were paid in fiscal 2005 and 2004 on 40,000 shares of outstanding Cumulative Convertible Preferred Stock. Also, $366,000, or $9.14 per share, of undeclared and unaccrued cumulative preferred dividends were paid on May 12, 2003. There were no undeclared and unaccrued cumulative preferred dividends at March 31, 2005.

         Also, under the terms of our credit agreement, we may not pay cash dividends in excess of 25% of the prior fiscal year's consolidated net income. For the foreseeable future, we plan to use cash generated from operations for general corporate purposes, including funding potential acquisitions, research and development and working capital. Our board of directors reviews our dividend policy periodically. Any payment of dividends in the future will depend upon our earnings, capital requirements, financial condition and other factors considered relevant by our board of directors. See also Item 12 for information relating to the Company's equity compensation plans.

----------------------------------------------------------------------------------------------------------------------
                                        Issuer Purchases of Equity Securities

----------------------------------------------------------------------------------------------------------------------
     Period                  Total number of       Average price paid     Total number of         Maximum number (or
                            shares purchased           per share         shares purchased          approximate dollar
                                  (a)                                    as part of publicly     value) of shares (or
                                                                         announced plans or       units) that may yet
                                                                             programs             be purchased under
                                                                                                 the plans or programs
----------------------------------------------------------------------------------------------------------------------
1/1/05 - 1/31/05                  188                  $21.75                   --                        --

----------------------------------------------------------------------------------------------------------------------
2/1/05 - 2/28/05                  104                  $20.22                   --                        --

----------------------------------------------------------------------------------------------------------------------
3/1/05 - 3/31/05                   64                  $21.85                   --                        --

----------------------------------------------------------------------------------------------------------------------
Total                             356                  $21.32                   --                        --

----------------------------------------------------------------------------------------------------------------------

(a) Shares were purchased from employees upon their termination pursuant to the terms of the Company's stock option plan.

ITEM 6.  SELECTED FINANCIAL DATA
         -----------------------
         (in thousands, except per share data)

                                                                       MARCH 31,
                                          --------------------------------------------------------------------
                                            2005          2004            2003            2002          2001
                                            ----          ----            ----            ----          ----
BALANCE SHEET DATA:

Total assets                              $558,317       $528,438       $352,668        $195,192      $151,417
Long-term debt                             209,767        210,741         10,106           4,387         5,080
Shareholders' equity                       292,702        257,749        260,616         158,792       125,942


INCOME STATEMENT DATA:

                                                                  YEARS ENDED MARCH 31,
                                          --------------------------------------------------------------------
                                            2005          2004            2003            2002          2001
                                            ----          ----            ----            ----          ----
Net revenues                              $303,493       $283,941       $244,996        $204,105      $177,767
 % Increase from prior period                  6.9%          15.9%          20.0%           14.8%         24.5%
Operating income(a)(b)(c)                 $ 52,412       $ 73,771       $ 42,929        $ 49,294      $ 37,972
Net income(a)(b)(c)                         33,269         45,848         28,110          31,464        23,625
Net income
 per common
 share-diluted(d) (e)                     $   0.63       $   0.84       $   0.55        $   0.65      $   0.49
Preferred stock dividends                 $     70       $    436       $     70        $     70      $    420

---------------------------

(a) Operating income in fiscal 2005 included a $0.6 million net payment received by us in accordance with a legal settlement and additional income of $0.8 million for the reversal of a portion of the Healthpoint litigation reserve that remained after payment of the $16.5 million settlement amount and related litigation costs (see
         Note 11 in the accompanying Notes to Consolidated Financial Statements). The impact of these items, net of applicable income taxes, was to increase net income by $1.0 million and diluted earnings per share by $.02 in fiscal 2005.

(b) Operating income in fiscal 2004 included a $3.5 million net payment received by us in accordance with a legal settlement (see Note 13 in the accompanying Notes to Consolidated Financial Statements) and an additional reserve of $1.8 million for attorney's fees associated with a lawsuit. The impact of these items, net of applicable income taxes, was to increase net income by $1.1 million and diluted earnings per share by $.02 in fiscal 2004.

(c) Operating income in fiscal 2003 included a reserve of $16.5 million for potential damages associated with the Healthpoint litigation. The impact of the litigation reserve, net of applicable income taxes, was to reduce net income by $10.4 million and diluted earnings per share by $.20 in fiscal 2003.

(d) Previously reported amounts give effect to the three-for-two stock splits effected in the form of a 50% stock dividend that occurred on September 29, 2003 and September 7, 2000.

(e) Amounts for fiscal year 2004 have been restated to report shares issuable upon conversion of contingent convertible notes, which were issued in May 2003, pursuant to Emerging Issues Task Force
         (EITF) Issue No. 04-08, the Effect of Contingently Convertible Debt on Diluted Earnings per Share.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS,
         --------------------------------------------------------------
         AND LIQUIDITY AND CAPITAL RESOURCES
         -----------------------------------

         Except for the historical information contained herein, the following discussion contains forward-looking statements that are subject to known and unknown risks, uncertainties, and other factors that may cause our actual results to differ materially from those expressed or implied by such forward-looking statements. These risks, uncertainties and other factors are discussed throughout this report and specifically under the captions "Cautionary Statement Regarding Forward-Looking Information" and "Risk Factors." In addition, the following discussion and analysis of the financial condition and results of operations should be read in conjunction with "Selected Financial Data" and our consolidated financial statements and notes thereto appearing elsewhere in this Form 10-K.

         BACKGROUND

         We are a fully integrated specialty pharmaceutical company that develops, acquires, manufactures and markets technologically-distinguished branded and generic/non-branded prescription pharmaceutical products. We have a broad range of dosage form capabilities, including tablets, capsules, creams, liquids and ointments. We conduct our branded pharmaceutical operations through Ther-Rx Corporation and our generic/non-branded pharmaceutical operations through ETHEX Corporation, which focuses principally on technologically-distinguished generic products. Through Particle Dynamics, Inc., we develop, manufacture and market technologically advanced, value-added raw material products for the pharmaceutical, nutritional, personal care, food and other markets.

         We have a broad portfolio of drug delivery technologies which we leverage to create technologically-distinguished brand name and specialty generic products. We have developed and patented 15 drug delivery and formulation technologies primarily in four principal areas: SITE RELEASE(R) bioadhesives, oral controlled release, tastemasking and oral quick dissolving tablets. We incorporate these technologies in the products we market to control and improve the absorption and utilization of active pharmaceutical compounds. These technologies provide a number of benefits, including reduced frequency of administration, reduced side effects, improved drug efficacy, enhanced patient compliance and improved taste.

         Our drug delivery technologies allow us to differentiate our products in the marketplace, both in the branded and generic pharmaceutical areas. We believe that this differentiation provides substantial competitive advantages for our products, allowing us to establish a strong record of growth and profitability and a leadership position in certain segments of our industry.

         RESULTS OF OPERATIONS

         In fiscal 2005, net revenues increased 6.9% as we experienced sales growth compared to fiscal 2004 in all three of our operating segments: branded products, specialty generics and specialty materials. Our sales growth in fiscal 2005 was constrained by slower than anticipated ANDA approvals by the FDA on two brand equivalent products that we expected to introduce in the fourth quarter of fiscal 2005 and delays in the timing of other certain approvals during the year. We expect these approvals will be received in the second half of fiscal 2006. Sales of our branded segment also were negatively impacted in the fourth quarter by a shortage of raw material for one of our products. The $10.3 million increase in gross profit was more than offset by an increase in operating expenses of $31.7 million. The increase in operating expenses was primarily due to: greater personnel expenses associated with an increase in management personnel and expansion of the branded sales force, an increase in branded marketing expense primarily related to the approval and introduction of the Company's second NDA product - Clindesse(TM), increases in professional fees and legal expenses, and an increase in research and development expense. As a result, net income decreased $12.6 million, or 27.4%, to $33.3 million compared to fiscal 2004.

         FISCAL 2005 COMPARED TO FISCAL 2004

         NET REVENUES BY SEGMENT
         -----------------------

                                                YEARS ENDED MARCH 31,
                                      ---------------------------------------
                                                                   CHANGE
                                                              ---------------
              ($ IN THOUSANDS):         2005        2004         $        %
                                      --------    --------    -------   -----
         Branded products             $ 90,085    $ 82,868    $ 7,217    8.7%
          as % of net revenues            29.7%       29.2%
         Specialty generics            191,870     181,455     10,415    5.7%
          as % of net revenues            63.2%       63.9%
         Specialty materials            18,345      16,550      1,795   10.8%
          as % of net revenues             6.0%        5.8%
         Other                           3,193       3,068        125    4.1%
                                      ========    ========    =======
           Total net revenues         $303,493    $283,941    $19,552    6.9%

         The increase in branded product sales was due primarily to the introduction of Clindesse(TM) in the fourth quarter of fiscal 2005, continued growth of Gynazole-1(R) and increased sales of our two hematinic brands. The introduction of Clindesse(TM), a single-dose prescription cream therapy indicated to treat bacterial vaginosis, contributed $4.2 million of incremental sales during the fourth quarter of fiscal 2005. Since its launch in January 2005, Clindesse(TM) has garnered 13.1% of the intravaginal bacterial vaginosis market in the United States. Sales of Gynazole-1, our vaginal antifungal cream product, increased $2.7 million, or 14.4%, to $21.3 million during fiscal 2005 as our share of the prescription vaginal antifungal cream market increased to 31.5% at the end of fiscal 2005, from 26.9% at the end of the prior year. Sales from our two hematinic product lines, Chromagen(R) and Niferex(R), increased 22.6% to $25.4 million during fiscal 2005 as both product lines experienced significant growth in new prescriptions filled. During the year, new prescription growth for Chromagen(R) and Niferex(R) was 74.7% and 52.7%, respectively, compared to the prior year. Also included in branded product sales is the PreCare(R) product line which contributed $31.7 million of sales during fiscal 2005. Although sales of our PreCare(R) product line declined 2.7% during the year, the PreCare(R) family of products continued to be the leading branded line of prescription prenatal nutritional supplements in the United States. The $0.9 million decrease in sales of our PreCare(R) product line was partially the result of a temporary fourth quarter supply disruption of PrimaCare(R) ONE, our proprietary line extension to PrimaCare(R), that was launched in the second quarter. Prior to the occurrence of this supply issue, which has since been resolved, PrimaCare(R) ONE generated $4.1 million of incremental sales in fiscal 2005. The increase in branded product sales for fiscal 2005 was partially offset by a $2.2 million decline in sales of our Micro-K(R) product line.

         The growth in specialty generic sales resulted from $15.9 million of incremental sales volume from new product introductions, principally in our lower margin cough/cold product line, coupled with $8.8 million of increased sales volume from existing products in our cardiovascular and pain management product lines. These increases were offset in part by product price erosion of $14.3 million principally in the second half of the fiscal year, that resulted from pricing pressures on certain products in the cardiovascular, pain management and cough/cold product lines. Although specialty generic sales increased in fiscal 2005, we experienced a $9.0 million, or 18.2%, decline in sales for the three months ended March 31, 2005. This decrease resulted from a significant decline in cardiovascular products sales due in part to the absence of trade shows that occurred in the fourth quarter of the prior year and resulted in an unfavorable mix in product categories in the fourth quarter of fiscal 2005. The anticipated approval of Diltiazem and another product in the fourth quarter of fiscal 2005, would have more than offset the above decrease, had the approvals been received. We now expect them to be launched in the second half of fiscal 2006.

         The increase in specialty material product sales was primarily due to renewed focus on expanding the specialty materials business, the addition of a new major customer in fiscal 2005 that resulted in $1.3 million of incremental sales and an increased emphasis on international markets that provided additional sales of $1.0 million in fiscal 2005.

         GROSS PROFIT BY SEGMENT
         -----------------------

                                                YEARS ENDED MARCH 31,
                                      -----------------------------------------
                                                                    CHANGE
                                                              -----------------
              ($ IN THOUSANDS):         2005        2004         $         %
                                      --------    --------    -------   -------
         Branded products             $ 78,844    $ 72,008    $ 6,836     9.5%
          as % of net revenues            87.5%       86.9%
         Specialty generics            113,084     110,180      2,904     2.6%
          as % of net revenues            58.9%       60.7%
         Specialty materials             6,394       4,789      1,605    33.5%
          as % of net revenues            34.9%       28.9%
         Other                          (2,511)     (1,463)    (1,048)  (71.6)%
                                      ========    ========    =======
           Total gross profit         $195,811    $185,514    $10,297     5.6%
            as % of total net
            revenues                      64.5%       65.3%

         The increase in gross profit was primarily attributable to the sales growth experienced by all three of our segments: branded products, specialty generics and specialty materials. The lower gross profit percentage on a consolidated basis primarily reflected the impact of price erosion on certain specialty generic products beginning in the second quarter and extending through the balance of fiscal 2005, offset in part by certain selective price increases taken near the end of the third quarter. The gross profit percentage decline experienced by the specialty generics segment was offset in part by a shift in the mix of branded product sales toward higher margin products with the introduction of Clindesse(TM) in the fourth quarter coupled with improved pricing and lower raw material costs at our specialty materials business.

         RESEARCH AND DEVELOPMENT
         ------------------------

                                                YEARS ENDED MARCH 31,
                                      ---------------------------------------
                                                                   CHANGE
                                                              ---------------
              ($ IN THOUSANDS):         2005        2004         $        %
                                      -------     -------     ------    -----
         Research and development     $23,538     $20,651     $2,887    14.0%
          as % of net revenues            7.8%        7.3%

         The increase in research and development expense primarily resulted from increased spending on bioequivalency studies for products in our internal development pipeline and higher personnel expenses related to the growth of our research and development staff. In May 2005, we announced an agreement with FemmePharma to terminate the license agreement we entered into with them in April 2002. As part of this transaction, we acquired FemmePharma for $25.0 million after the assets of the entity had been distributed to FemmePharma's other shareholders. Included in our acquisition of FemmePharma are all of the worldwide marketing rights to an endometriosis product that has successfully completed Phase II clinical trials and was originally part of the licensing arrangement with FemmePharma. In connection with this transaction, we expect to incur an in-process research and development charge of approximately $30.0 million in the first quarter of fiscal 2006, which includes the write-off of the $25.0 million payment plus preferred stock investments previously made.

         SELLING AND ADMINISTRATIVE
         --------------------------

                                                YEARS ENDED MARCH 31,
                                      ---------------------------------------
                                                                   CHANGE
                                                              ---------------
              ($ IN THOUSANDS):         2005        2004         $        %
                                      --------     -------    -------   -----
         Selling and administrative   $116,638     $88,333    $28,305   32.0%
          as % of net revenues            38.4%       31.1%

         The increase in selling and administrative expense was due primarily to: greater personnel expenses resulting from an increase in management personnel ($4.3 million) and expansion of the branded sales force ($5.1 million including approximately $1.1 million for sales representatives added during the fourth quarter of fiscal
         2005); a $2.2 million increase in branded marketing and promotions expense commensurate with the growth of the segment; a $2.9 million increase in rent, depreciation, insurance and utilities expense associated with expansion of our office facilities over the past two years; a $1.7 million increase in professional fees associated primarily with implementation of the internal control provisions of the Sarbanes-Oxley Act of 2002; a $1.2 million increase in legal expense; and $3.0 million of costs incurred in the fourth quarter to support the launch of Clindesse(TM). The increase in legal expense was due to an increase in litigation activity, which included various patent infringement actions brought by potential competitors with respect to products we propose to market and for which we have submitted ANDA filings and provided notice of certification required under the provisions of the Hatch-Waxman Act.

         AMORTIZATION OF INTANGIBLE ASSETS
         ---------------------------------

                                                YEARS ENDED MARCH 31,
                                      ---------------------------------------
                                                                   CHANGE
                                                              ---------------
              ($ IN THOUSANDS):         2005     2004          $          %
                                      ------    ------        ----       ----
         Amortization of intangible
          assets                      $4,653    $4,459        $194       4.4%
          as % of net revenues           1.5%      1.6%

         The increase in amortization of intangible assets was due primarily to the amortization of license costs incurred under a co-development arrangement in fiscal 2005.

         LITIGATION
         ----------

                                                YEARS ENDED MARCH 31,
                                      ---------------------------------------
                                                                   CHANGE
                                                              ---------------
              ($ IN THOUSANDS):         2005        2004        $        %
                                      --------    --------    -----   -------
         Litigation                   $(1,430)    $(1,700)    $270    (15.9)%

         The $1.4 million of income reflected in "Litigation" consists of a $0.6 million net payment received by us in accordance with a favorable legal settlement of vitamin antitrust litigation and $0.8 million related to the reversal of excess reserves related to the Healthpoint litigation (see Note 11 in the accompanying Notes to Consolidated Financial Statements).

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

         OPERATING INCOME
         ----------------

                                                YEARS ENDED MARCH 31,
                                      -----------------------------------------
                                                                   CHANGE
                                                              -----------------
              ($ IN THOUSANDS):         2005       2004           $        %
                                      -------    -------      --------  -------
         Operating income             $52,412    $73,771      $(21,359) (29.0)%

         The decrease in operating income resulted primarily from a $28.3 million, or 32.0%, increase in selling and administrative expense coupled with a $2.9 million increase in research and development expense, offset in part by a $10.3 million increase in gross profit.

         INTEREST EXPENSE
         ----------------

                                                YEARS ENDED MARCH 31,
                                      ---------------------------------------
                                                                   CHANGE
                                                              ---------------
              ($ IN THOUSANDS):        2005       2004          $         %
                                      ------     ------       ------   ------
         Interest expense             $5,432     $5,865       $(433)   (7.4)%

         The decrease in interest expense was primarily due to an increase in the level of capitalized interest recorded on capital projects that we have in process.

         INTEREST AND OTHER INCOME
         -------------------------

                                                YEARS ENDED MARCH 31,
                                      ---------------------------------------
                                                                   CHANGE
                                                              ---------------
              ($ IN THOUSANDS):         2005        2004       $          %
                                       ------      ------     ----      -----
         Interest and other income     $3,048      $2,092     $956      45.7%

         The increase in interest and other income was primarily due to an increase in the weighted average interest rate earned on short-term investments, offset in part by a decline in the average balance of short-term investments.

         PROVISION FOR INCOME TAXES
         --------------------------

                                                YEARS ENDED MARCH 31,
                                      -----------------------------------------
                                                                   CHANGE
                                                              -----------------
              ($ IN THOUSANDS):         2005       2004           $        %
                                      -------    -------      --------   ------
         Provision for income taxes   $16,759    $24,150      $(7,391)  (30.6)%
          effective tax rate             33.5%      34.5%

         The decrease in the provision for income taxes resulted from a corresponding decrease in income before taxes coupled with a decline in the effective tax rate. The decline in the effective tax rate primarily resulted from the implementation of various tax planning initiatives, as well as the generation of income tax credits at both the Federal and state levels.

         NET INCOME AND DILUTED EARNINGS PER SHARE
         -----------------------------------------

                                                YEARS ENDED MARCH 31,
                                      -----------------------------------------
                                                                    CHANGE
                                                              -----------------
              ($ IN THOUSANDS):          2005        2004         $        %
                                       -------     -------    --------- -------
         Net income                    $33,269     $45,848    $(12,579) (27.4)%
           Diluted earnings per share     0.63        0.84       (0.21) (25.0)%

         The decrease in net income resulted primarily from a $28.3 million, or 32.0%, increase in selling and administrative expense coupled with a $2.9 million increase in research and development expense, offset in part by a $10.3 million increase in gross profit.

         FISCAL 2004 COMPARED TO FISCAL 2003

         NET REVENUES BY SEGMENT
         -----------------------

                                                YEARS ENDED MARCH 31,
                                      -----------------------------------------
                                                                    CHANGE
                                                              -----------------
              ($ IN THOUSANDS):         2004        2003         $        %
                                      --------    --------    -------   -------
         Branded products             $ 82,868    $ 43,677    $ 39,191   89.7%
          as % of net revenues            29.2%       17.8%
         Specialty generics            181,455     179,724       1,731    1.0%
          as % of net revenues            63.9%       73.4%
         Specialty materials            16,550      17,395        (845)  (4.9)%
          as % of net revenues             5.8%        7.1%
         Other                           3,068       4,200      (1,132) (27.0)%
                                      ========    ========    ========
           Total net revenues         $283,941    $244,996    $ 38,945   15.9%

         The increase in branded product sales was due primarily to continued growth of our women's healthcare family of products and the sales impact of products acquired by us on March 31, 2003. The increase was also impacted by a March 1, 2004 price increase instituted by Ther-Rx on all of its products. In anticipation of the scheduled price increase, customers made larger than normal purchases, which the Company limits to a 30-day supply and is consistent with prior price increase policies. This forward purchasing approximated $7.4 million during the fourth quarter. Sales from the women's healthcare product group increased $17.9 million, or 53.6%, in fiscal 2004. Included in the women's healthcare family of products is the PreCare(R) product line which contributed $11.8 million of incremental sales in fiscal 2004. This increase was attributable to increased sales volume associated with higher market shares for PrimaCare(R), our prescription prenatal/postnatal multivitamin and mineral supplement with essential fatty acids, and the PreCare(R) prenatal vitamin. The PreCare(R) family of products continues to be the leading branded line of prescription prenatal nutritional supplements in the United States as market share for the product line grew to 37.6% at the end of fiscal 2004 compared to 31.0% at the end of fiscal 2003. Sales of Gynazole-1(R), our vaginal antifungal cream product, increased $6.1 million, or 48.8%, during fiscal 2004 as our share of the prescription vaginal antifungal cream market increased to 26.9% at the end of fiscal 2004, from 18.1% at the end of the prior year. The increase in sales from our women's healthcare family of products was supplemented by $22.6 million of sales during fiscal 2004 from our two hematinic product lines, Chromagen(R) and Niferex(R), and the StrongStart(R) prenatal vitamin product line that we acquired at the end of fiscal 2003. Introduction of technology-improved versions of the hematinic products in the second quarter of fiscal 2004, generated 69% growth in new prescription volume. The increase in branded product sales for fiscal 2004 was partially offset by a $1.2 million decline in sales of the Micro-K(R) product line.

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

         GROSS PROFIT BY SEGMENT
         -----------------------

                                                YEARS ENDED MARCH 31,
                                      ------------------------------------------
                                                                     CHANGE
                                                              ------------------
              ($ IN THOUSANDS):         2004        2003         $          %
                                      --------    --------    -------   --------
         Branded products             $ 72,008    $ 38,460    $33,548     87.2%
          as % of net revenues            86.9%       88.1%
         Specialty generics            110,180     106,854      3,326      3.1%
          as % of net revenues            60.7%       59.5%
         Specialty materials             4,789       5,720       (931)   (16.3)%
          as % of net revenues            28.9%       32.9%
         Other                          (1,463)       (565)      (898)  (158.9)%
                                      ========    ========    =======
           Total gross profit         $185,514    $150,469    $35,045     23.3%
            as % of total net
            revenues                      65.3%       61.4%

         The increase in consolidated gross profit was primarily attributable to the sales growth experienced by the branded products and specialty generics segments, offset in part by a sales decline in the specialty materials segment. The increased gross profit percentage on a consolidated basis reflected a favorable shift in the mix of product sales toward higher margin branded products, which comprised a larger percentage of net revenues. The gross profit percentage decrease experienced by the branded products segment was due to the acquired hematinic products, which have a slightly lower gross margin than other products in the branded line. While the gross profit percentage in specialty generics increased for the fiscal year, the segment experienced a decline in gross profit as a percent of net revenues during the fourth quarter due to more competitive pricing and higher costs associated with a new product launch. Gross profit as a percent of net revenues also declined in the specialty raw materials segment during the fourth quarter as a result of unfavorable costs variances associated with lower production volume.

         RESEARCH AND DEVELOPMENT
         ------------------------

                                                YEARS ENDED MARCH 31,
                                      ---------------------------------------
                                                                   CHANGE
                                                              ---------------
              ($ IN THOUSANDS):         2004        2003         $        %
                                      -------     -------     ------     ----
         Research and development     $20,651     $19,135     $1,516     7.9%
          as % of net revenues            7.3%        7.8%

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

         SELLING AND ADMINISTRATIVE
         --------------------------

                                                YEARS ENDED MARCH 31,
                                      ---------------------------------------
                                                                   CHANGE
                                                              ---------------
              ($ IN THOUSANDS):         2004        2003         $        %
                                      -------     -------     -------   -----
         Selling and administrative   $88,333     $69,584     $18,749   26.9%
          as % of net revenues           31.1%       28.4%

         The increase in selling and administrative expense was due primarily to greater personnel expenses resulting from an increase in management personnel ($1.7 million) and expansion of the branded sales force ($4.9 million), an increase in rent, depreciation and utilities associated with recently added facilities ($2.5 million), and an increase in branded marketing expense ($3.7 million) commensurate with the growth of the segment and to support the launch and on-going promotion of technology-improved versions of the Chromagen(R) and Niferex(R) products we acquired at the end of fiscal 2003. We also experienced a $4.3 million increase in legal expense due to an increase in litigation activity coupled with the appeal of the Healthpoint litigation, Paragraph IV litigation and other matters.

         AMORTIZATION OF INTANGIBLE ASSETS
         ---------------------------------

                                                YEARS ENDED MARCH 31,
                                      ---------------------------------------
                                                                   CHANGE
                                                              ---------------
              ($ IN THOUSANDS):         2004         2003        $        %
                                       ------       ------    -------   -----
         Amortization of intangible
          assets                       $4,459       $2,321    $2,138    92.1%
          as % of net revenues            1.6%         0.9%

         The increase in amortization of intangible assets was due primarily to the amortization of trademarks acquired in the two product acquisitions completed on March 31, 2003.

         LITIGATION
         ----------

                                                 YEARS ENDED MARCH 31,
                                      ------------------------------------------
                                                                    CHANGE
                                                              ------------------
              ($ IN THOUSANDS):         2004        2003          $         %
                                      --------    -------     --------- --------
         Litigation                   $(1,700)    $16,500     $(18,200) (110.3)%

         In September 2002, we recorded a litigation reserve of $16.5 million for potential damages associated with the adverse decision made by a federal court in Texas to uphold a jury verdict in a lawsuit against ETHEX. During fiscal 2004, we recorded an additional litigation reserve of $1.8 million related to this matter for attorney's fees awarded to the plaintiffs by the court. The impact of this reserve was more than offset by a $3.5 million net payment, received by us during fiscal 2004, for a settlement with a branded company of our claim that the branded company interfered with our right to a timely introduction of a generic product in a previous fiscal year.

         OPERATING INCOME
         ----------------

                                                YEARS ENDED MARCH 31,
                                      ---------------------------------------
                                                                   CHANGE
                                                              ---------------
              ($ IN THOUSANDS):         2004        2003         $        %
                                      -------     -------     -------   -----
         Operating income             $73,771     $42,929     $30,842   71.8%

         The increase in operating income resulted primarily from a $35.0 million, or 23.3%, increase in gross profit in fiscal 2004, offset in part by a $4.2 million increase in fiscal 2004 operating expenses. The $18.7 million increase in our fiscal 2004 selling and administrative expenses was primarily offset by the impact on fiscal 2003 operating expenses of a $16.5 million litigation reserve established by us for potential damages associated with a lawsuit that was settled in fiscal 2005.

         INTEREST EXPENSE
         ----------------

                                                YEARS ENDED MARCH 31,
                                      -----------------------------------------
                                                                    CHANGE
                                                              -----------------
              ($ IN THOUSANDS):        2004      2003           $         %
                                      ------     ----         ------   --------
         Interest expense             $5,865     $325         $5,540   1,704.6%

         The increase in interest expense resulted primarily from the interest expense accrued on the $200.0 million of Convertible Subordinated Notes issued May 16, 2003.

         INTEREST AND OTHER INCOME
         -------------------------

                                                YEARS ENDED MARCH 31,
                                      ---------------------------------------
                                                                   CHANGE
                                                              ---------------
              ($ IN THOUSANDS):        2004        2003         $        %
                                      ------       ----       ------   ------
         Interest and other income    $2,092       $977       $1,115   114.1%

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

         PROVISION FOR INCOME TAXES
         --------------------------

                                                YEARS ENDED MARCH 31,
                                      ---------------------------------------
                                                                   CHANGE
                                                              ---------------
              ($ IN THOUSANDS):         2004       2003          $        %
                                      -------    -------      ------    -----
         Provision for income taxes   $24,150    $15,471      $8,679    56.1%
          effective tax rate             34.5%     35.5%

         The increase in the provision for income taxes resulted from a corresponding increase in income before taxes. The decline in the effective tax rate primarily resulted from the implementation of various tax planning initiatives, as well as the generation of income tax credits at both the Federal and state levels.

         NET INCOME AND DILUTED EARNINGS PER SHARE
         -----------------------------------------

                                                YEARS ENDED MARCH 31,
                                      ---------------------------------------
                                                                   CHANGE
                                                              ---------------
              ($ IN THOUSANDS):         2004       2003          $        %
                                      -------    -------      -------   -----
         Net income                   $45,848    $28,110      $17,738   63.1%
           Diluted earnings per share    0.84       0.55         0.29   52.7%

         The increase in net income resulted primarily from a $38.9 million, or $15.9%, increase in our fiscal 2004 net revenues coupled with the impact on fiscal 2003 net income of a $16.5 million litigation reserve established by us in September 2002 for potential damages associated with a lawsuit that was settled in fiscal 2005.

         LIQUIDITY AND CAPITAL RESOURCES
         -------------------------------

         Cash and cash equivalents and working capital were $159.8 million and $302.5 million, respectively, at March 31, 2005, compared to $191.6 million and $306.6 million, respectively, at March 31, 2004. Internally generated funds from product sales was the primary source of operating capital used in the funding of our businesses in fiscal 2005. Net cash flow from operating activities was $49.0 million in fiscal 2005 compared to $34.0 in fiscal 2004. Cash flow from operations was favorably impacted by net income adjusted for non-cash items and an increase in accounts payable related to the timing of payments, offset in part by the $18.3 million payment attributable to settlement of the Healthpoint litigation.

         In September 2004, we made a settlement payment in the amount of $16.5 million to resolve all previously pending claims between us and Healthpoint, Ltd. without the admission of any liability. The settlement was fully reserved by us in September 2002 and therefore had no impact on our earnings in fiscal 2005. The $0.8 million of income reflected in "Litigation" for the year ended March 31, 2005 represents a reversal of the portion of the Healthpoint litigation reserve that remained after payment of the settlement amount and related litigation costs.

         Net cash flow used in investing activities primarily consisted of capital expenditures of $63.6 million in fiscal 2005 compared to $21.8 million for the prior year. Capital expenditures in fiscal 2005 were primarily for building renovation projects and for purchasing machinery and equipment to upgrade and expand our pharmaceutical manufacturing and distribution capabilities. Other investing activities in fiscal 2005 included $10.6 million in purchases of marketable securities that are classified as available for sale. In the prior year, we made cash payments of $14.3 million in April 2003 to complete the acquisition of the Niferex(R) product line and $4.0 million in January 2004 to FemmePharma, Inc. to complete the licensing of certain trademark rights and to increase our equity investment in the company.

         Our debt balance was $210.7 million at March 31, 2005 compared to $218.7 million at March 31, 2004. In May 2003, we issued $200.0 million principal amount of Convertible Subordinated Notes that are convertible, under certain circumstances, into shares of our Class A common stock at an initial conversion price of $23.01 per share. The Convertible Subordinated Notes bear interest at a rate of 2.50% and mature on May 16, 2033. We are also obligated to pay contingent interest at a rate equal to 0.5% per annum during any six-month period commencing May 16, 2006, if the average trading price of the Notes per $1,000 principal amount for the five-trading day period ending on the third trading day immediately preceding the first day of the applicable six-month period equals $1,200 or more. We may redeem some or all of the Convertible Subordinated Notes at any time on or after May 21, 2006, at a redemption price, payable in cash, of 100% of the principal amount of the Convertible Subordinated Notes, plus accrued and unpaid interest (including contingent interest, if any) to the date of redemption. Holders may require us to repurchase all or a portion of their Convertible Subordinated Notes on May 16, 2008, 2013, 2018, 2023 and 2028, or upon a change in control, as defined in the indenture governing the Convertible Subordinated Notes, at 100% of the principal amount of the Convertible Subordinated Notes, plus accrued and unpaid interest (including contingent interest, if any) to the date of repurchase, payable in cash. The Convertible Subordinated Notes are subordinate to all of our existing and future senior obligations. On March 31,

         2005, we repaid the second of two $7.0 million promissory notes entered into in conjunction with the Altana acquisition agreement (see Note 3 in the accompanying Notes to Consolidated Financial Statements).

         In December 2004, we increased our available credit facilities to $140.0 million. The revised agreement provided for an increase from $40.0 million to $80.0 million in our revolving line of credit along with an increase from $25.0 million to $60.0 million in the supplemental credit line that is available for financing acquisitions. These credit facilities expire in October 2006 and December 2005, respectively. The revolving and supplemental credit lines are unsecured and interest is charged at the lower of the prime rate or the one-month LIBOR rate plus 175 basis points. At March 31, 2005, we had $3.9 million in open letters of credit issued under the revolving credit line and no cash borrowings under either credit facility. The revised agreement contains substantially identical financial and other covenants, representations, warranties, conditions and default provisions as the replaced facility. The financial covenants impose minimum levels of earnings before interest, taxes, depreciation and amortization, a maximum funded debt ratio, a limit on capital expenditures and dividend payments, a minimum fixed charge coverage ratio and a maximum senior leverage ratio. As of March 31, 2005, we were in compliance with all of our covenants.

         The following table summarizes our contractual obligations (in thousands):

                                                                   LESS THAN                               MORE THAN
                                                       TOTAL        1 YEAR       1-3 YEARS    3-5 YEARS     5 YEARS
                                                       -----        ------       ---------    ---------     -------
   OBLIGATIONS AT MARCH 31, 2005
   -----------------------------
   Long-term debt obligations                         $210,740      $  973        $3,853       $5,914      $200,000
   Operating lease obligations                           5,257       1,598         1,949        1,086           624
   Other long-term obligations                           4,477           -             -            -         4,477
                                                    ---------------------------------------------------------------
    Total contractual cash obligations(a)             $220,474      $2,571        $5,802       $7,000      $205,101
                                                    ---------------------------------------------------------------

         (a) The Company has licensed the exclusive rights to co-develop and market various generic equivalent products with other drug delivery companies. These collaboration agreements require the Company to make up-front and ongoing payments as development milestones are attained. If all milestones remaining under these agreements were reached, payments by the Company could total up to $15,455.

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

         REVENUE AND PROVISION FOR SALES RETURNS AND ALLOWANCES. Revenue is
         ------------------------------------------------------
         generally realized or realizable and earned when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the seller's price to the buyer is fixed or determinable, and collectibility is reasonably assured. Accordingly, we record revenue from product sales when title and risk of ownership have been transferred to the customer, which is typically upon shipment to the customer. We also enter into long-term agreements under which we assign marketing rights for the products we have developed to pharmaceutical marketers. Royalties under these arrangements are earned based on the sale of products.

         When we sell our products, we reduce the amount of revenue we recognize from such sales by an estimate of future product returns and sales allowances. Sales allowances include cash discounts, rebates, chargebacks, and other similar expected future payments relating to products sold in the current period. Factors that are considered in our estimates of future product returns and sales allowances include historical payment experience in relationship to revenues, estimated customer inventory levels, and current contract prices and terms with both direct and indirect customers. If actual future payments for product returns and sales allowances exceed the estimates we made at the time of sale, our financial position, results of operations and cash flows would be negatively impacted.

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

         INVENTORY VALUATION. Inventories consist of finished goods held for
         -------------------
         distribution, raw materials and work in process. Our inventories are stated at the lower of cost or market, with cost determined on the first-in, first-out basis. In evaluating whether inventory is to be stated at the lower of cost or market, we consider such factors as the amount of inventory on hand and in the distribution channel, estimated time required to sell existing inventory, remaining shelf life and current and expected market conditions, including levels of competition. We establish reserves, when necessary, for slow-moving and obsolete inventories based upon our historical experience and management's assessment of current product demand.

         INTANGIBLE ASSETS AND GOODWILL. Our intangible assets consist of
         ------------------------------
         product rights, license agreements and trademarks resulting from product acquisitions and legal fees and similar costs relating to the development of patents and trademarks. Intangible assets that are acquired are stated at cost, less accumulated amortization, and are amortized on a straight-line basis over their estimated useful lives. Upon approval, costs associated with the development of patents and trademarks are amortized on a straight-line basis over estimated useful lives ranging from five to 17 years. We determine amortization periods for intangible assets that are acquired based on our assessment of various factors impacting estimated useful lives and cash flows of the acquired products. Such factors include the product's position in its life cycle, the existence or absence of like products in the market, various other competitive and regulatory issues, and contractual terms. Significant changes to any of these factors may result in a reduction in the intangible asset's useful life and an acceleration of related amortization expense.

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

         CONTINGENCIES. The Company is involved in various legal
         -------------
         proceedings, some of which involve claims for substantial amounts. An estimate is made to accrue for a loss contingency relating to any of these legal proceedings if it is probable that a liability was incurred as of the date of the financial statements and the amount of loss can be reasonably estimated. Because of the subjective nature inherent in assessing the outcome of litigation and because of the potential that an adverse outcome in legal proceedings could have a material impact on our financial position or results of operations, such estimates are considered to be critical accounting estimates. After review, it was determined at March 31, 2005 that for each of the various legal proceedings in which we are involved, the conditions mentioned above were not met. We will continue to evaluate all legal matters as additional information becomes available.

         RECENTLY ISSUED ACCOUNTING STANDARDS

         In March 2004, the EITF completed its discussion of and provided consensus guidance on Issue No. 03-06, Participating Securities and the Two-Class Method under FASB Statement No. 128, Earnings per Share. The consensus interpreted the definition of a "participating security," required the use of the two-class method in the calculation and disclosure of basic earnings per share for companies with participating securities or more than one class of common stock, and provided guidance on the allocation of earnings and losses for purposes of calculating basic earnings per share. Since the Company has two classes of common stock, this consensus has been applied in the calculation of basic earnings per share for all periods presented. There was no impact on diluted earnings per share as reported.

         In April 2004, the Financial Accounting Standards Board (FASB) issued FASB Staff Position No. 129-1 (FSP 129-1), Disclosure Requirements under FASB Statement No. 129, Disclosure of Information about Capital Structure, Relating to Contingently Convertible Securities. This FSP requires the disclosure provisions of Statement 129 to apply to all existing and newly created contingently convertible securities and to their potentially dilutive effects on earnings per share. The adoption of the disclosure provisions of FSP 129-1 did not have a material impact on the Company's financial condition or results of operations.

         In September 2004, the EITF reached a consensus that contingently convertible debt instruments should be included in diluted earnings per share computations (if dilutive) regardless of whether the market price trigger (or other contingent feature) has been met. Additionally, the EITF stated that prior period earnings per share amounts presented for comparative purposes should be restated to conform to this consensus, which is effective for reporting periods ending after December 15, 2004. The consensus adopted by the EITF required the addition of approximately 8.7 million shares associated with the conversion of the Company's $200.0 million principal amount Convertible Subordinated Notes to the number of shares outstanding for the calculation of diluted earnings per share for all reported periods since the issuance of the Notes.

         In November 2004, the FASB issued SFAS No. 151, Inventory Costs, an Amendment to ARB No. 43, Chapter 4 which requires that abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) costs be recognized as current period charges. In addition, this statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company is currently determining the impact, if any, the adoption of this statement will have on its financial condition and results of operations.

         In December 2004, the FASB issued SFAS No. 123 (revised 2004), "Share-Based Payment" (SFAS 123R), which replaces SFAS No. 123, "Accounting for Stock-Based Compensation," (SFAS 123) and supercedes APB Opinion No. 25, "Accounting for Stock Issued to Employees". SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. The pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition. Under SFAS 123R, we must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption. The transition methods include modified prospective and modified retrospective adoption options. Under the modified retrospective option, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The modified prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS 123R, while the modified retrospective method would record compensation expense for all unvested stock options and restricted stock beginning with the first period restated. We are evaluating the requirements of SFAS 123R. We have not yet determined the method of adoption or the effect of adopting SFAS 123R, and we have not determined whether the adoption will result in amounts that are similar to the current pro forma disclosures under SFAS 123.


         In April 2005, the Securities and Exchange Commission announced an amendment to Regulation S-X to amend the date for compliance with SFAS 123R. The amendment requires each registrant that is not a small business issuer to adopt SFAS 123R in the first fiscal year commencing after June 15, 2005. As a result, we are required to adopt SFAS 123R beginning April 1, 2006. Adoption of SFAS 123R will have an impact on our consolidated financial statements, as we will be required to expense the fair value of our employee stock option grants rather than disclose the pro forma impact on our consolidated net income within the footnotes to our consolidated financial statements, as is our current practice.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
         ----------------------------------------------------------

         Our exposure to market risk is limited to fluctuating interest rates associated with variable rate indebtedness that is subject to interest rate changes.

         Advances to us under our credit facilities bear interest at a rate that varies consistent with increases or decreases in the publicly announced prime rate and/or the LIBOR rate with respect to LIBOR-related loans, if any. A material increase in such rates could significantly increase borrowing expenses. We did not have any cash borrowings under our credit facilities at March 31, 2005.

         In May 2003, we issued $200.0 million principal amount of Convertible Subordinated Notes. The interest rate on the Convertible Subordinated Notes is fixed at 2.50% per annum and not subject to market interest rate changes. Beginning May 16, 2006, we will become obligated to pay contingent interest at a rate equal to 0.5% per annum during any six-month period, if the average trading price of the Convertible Subordinated Notes per $1,000 principal amount for the five-trading day period ending on the third trading day immediately preceding the first day of the applicable six-month period equals $1,200 or more.

         In April 2003, we entered into an $8.8 million term loan secured by a building under a floating rate loan with a bank. We also entered into an interest rate swap agreement with the same bank, which fixed the interest rate of the building mortgage at 5.31% for the term of the loan.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
         -------------------------------------------

           Report of Independent Registered Public Accounting Firm
           -------------------------------------------------------

The Board of Directors and Shareholders
K-V Pharmaceutical Company:

We have audited the accompanying consolidated balance sheet of K-V Pharmaceutical Company and subsidiaries as of March 31, 2005, and the related consolidated statements of income, comprehensive income, shareholders' equity, and cash flows for the year ended March 31, 2005. In connection with our audit of the consolidated financial statements, we have also audited the accompanying financial statement schedule. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of K-V Pharmaceutical Company and subsidiaries as of March 31, 2005, and the results of their operations and their cash flows for the year ended March 31, 2005, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule for the year ended March 31, 2005, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, during fiscal 2005, the Company adopted the provisions of Emerging Issues Task Force (EITF) Issue No. 03-6 Participating Securities and the Two-Class Method under FASB Statement No. 128 and EITF Issue No. 04-8 The Effect of Contingently Convertible Instruments on Diluted Earnings per Share.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of internal control over financial reporting of K-V Pharmaceutical Company as of March 31, 2005, based on the criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated June 14, 2005 expressed an unqualified opinion on management's assessment of, and the effective operation of, internal control over financial reporting.

/s/ KPMG LLP

St. Louis, Missouri
June 14, 2005

           REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Stockholders and Board of Directors
of K-V Pharmaceutical Company

We have audited the accompanying consolidated balance sheets of K-V Pharmaceutical Company and Subsidiaries as of March 31, 2004 and the related consolidated statements of income, shareholders' equity and cash flows for each of the two years in the period ended March 31, 2004. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of K-V Pharmaceutical Company and Subsidiaries at March 31, 2004, and the results of its operations and its cash flows for each of the two years in the period ended March 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

                                                        /s/ BDO Seidman, LLP


Chicago, Illinois
June 4, 2004

                                  K-V PHARMACEUTICAL COMPANY AND SUBSIDIARIES
                                          CONSOLIDATED BALANCE SHEETS
                                            (Dollars in thousands)

                                                                                                MARCH 31,
                                                                                         ---------------------
                                                                                           2005         2004
                                                                                           ----         ----

                                            ASSETS
                                            ------

CURRENT ASSETS:
Cash and cash equivalents............................................................    $159,825     $191,581
Marketable securities................................................................      45,694       35,330
Receivables, less allowance for doubtful accounts of $461 and $402
   in 2005 and 2004, respectively....................................................      62,361       65,872
Inventories, net.....................................................................      53,945       50,697
Prepaid and other assets.............................................................       9,530        6,591
Deferred tax asset...................................................................       5,827        8,037
                                                                                         --------     --------
   Total Current Assets..............................................................     337,182      358,108
Property and equipment, less accumulated depreciation................................     131,624       75,777
Intangible assets and goodwill, net..................................................      76,430       80,809
Other assets.........................................................................      13,081       13,744
                                                                                         --------     --------
TOTAL ASSETS.........................................................................    $558,317     $528,438
                                                                                         ========     ========

                                         LIABILITIES
                                         -----------

CURRENT LIABILITIES:
Accounts payable.....................................................................    $ 18,011     $ 12,650
Accrued liabilities..................................................................      15,733       30,917
Current maturities of long-term debt.................................................         973        7,909
                                                                                         --------     --------
   Total Current Liabilities.........................................................      34,717       51,476
Long-term debt.......................................................................     209,767      210,741
Other long-term liabilities..........................................................       4,477        3,122
Deferred tax liability...............................................................      16,654        5,350
                                                                                         --------     --------
TOTAL LIABILITIES....................................................................     265,615      270,689
                                                                                         --------     --------

COMMITMENTS AND CONTINGENCIES

                                     SHAREHOLDERS' EQUITY
                                     --------------------

7% cumulative convertible Preferred Stock, $.01 par value; $25.00 stated and liquidation value; 840,000 shares authorized; issued and outstanding --
   40,000 shares at both 2005 and 2004 (convertible into Class A shares
   at a ratio of 8.4375 to one)......................................................          --           --
Class A and Class B Common Stock, $.01 par value;150,000,000 and
   75,000,000 shares authorized, respectively;
     Class A - issued 39,059,428 and 36,080,583 at March 31, 2005
       and 2004, respectively........................................................         391          362
     Class B - issued 13,422,101 and 16,148,739 at March 31, 2005 and
       2004, respectively (convertible into Class A shares on a one-for-one basis)...         134          162
Additional paid-in capital...........................................................     128,182      123,828
Retained earnings....................................................................     217,779      184,580
Accumulated other comprehensive loss.................................................        (133)          --
Less: Treasury stock, 3,111,003 shares of Class A and 92,902 shares of Class B Common
   Stock in 2005, and 3,035,948 shares of Class A and 80,142 shares of Class B
   Common Stock in 2004, at cost.....................................................     (53,651)     (51,183)
                                                                                         --------     --------
TOTAL SHAREHOLDERS' EQUITY...........................................................     292,702      257,749
                                                                                         --------     --------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY...........................................    $558,317     $528,438
                                                                                         ========     ========
SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                     K-V PHARMACEUTICAL COMPANY AND SUBSIDIARIES
                                         CONSOLIDATED STATEMENTS OF INCOME
                                    (Dollars in thousands, except per share data)

                                                                                         YEARS ENDED MARCH 31,
                                                                                 -----------------------------------
                                                                                   2005          2004         2003
                                                                                 --------      --------      -------

Net revenues...........................................................          $303,493      $283,941     $244,996
Cost of sales..........................................................           107,682        98,427       94,527
                                                                                 --------      --------     --------
Gross profit...........................................................           195,811       185,514      150,469
                                                                                 --------      --------     --------

Operating expenses:
   Research and development............................................            23,538        20,651       19,135
   Selling and administrative..........................................           116,638        88,333       69,584
   Amortization of intangible assets...................................             4,653         4,459        2,321
   Litigation..........................................................            (1,430)       (1,700)      16,500
                                                                                 --------      --------     --------
Total operating expenses...............................................           143,399       111,743      107,540
                                                                                 --------      --------     --------

Operating income.......................................................            52,412        73,771       42,929
                                                                                 --------      --------     --------

Other expense (income):
   Interest expense....................................................             5,432         5,865          325
   Interest and other income...........................................            (3,048)       (2,092)        (977)
                                                                                 --------      --------     --------
Total other expense (income), net......................................             2,384         3,773         (652)
                                                                                 --------      --------     ---------

Income before income taxes.............................................            50,028        69,998       43,581
Provision for income taxes.............................................            16,759        24,150       15,471
                                                                                 --------      --------     --------
Net income.............................................................          $ 33,269      $ 45,848     $ 28,110
                                                                                 ========      ========     ========

Earnings per common share:
   Basic - Class A common..............................................          $   0.71      $   0.98      $  0.59
   Basic - Class B common..............................................              0.59          0.82         0.50

   Diluted.............................................................          $   0.63      $   0.84      $  0.55
                                                                                 ========      ========      =======

Weighted Average Shares Outstanding:
   Basic - Class A common..............................................            34,228        33,046       33,997
   Basic - Class B common..............................................            15,005        15,941       15,803

   Diluted.............................................................            59,468        58,708       51,561

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   K-V PHARMACEUTICAL COMPANY AND SUBSIDIARIES
                                  CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                               (Dollars in thousands)

                                                                                      YEARS ENDED MARCH 31,
                                                                                ---------------------------------
                                                                                  2005        2004         2003
                                                                                -------      -------      -------

Net income.............................................................         $33,269      $45,848      $28,110
Other comprehensive income (loss):
   Unrealized loss on available for sale securities....................            (201)          --           --
   Less related taxes..................................................              68           --           --
                                                                                -------      -------      -------
      Total unrealized loss on available for sale securities, net......            (133)          --           --
                                                                                -------      -------      -------

Total comprehensive income.............................................         $33,136      $45,848      $28,110
                                                                                =======      =======      =======


SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                             K-V PHARMACEUTICAL COMPANY AND SUBSIDIARIES
                                           CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                                                        YEARS ENDED MARCH 31, 2005, 2004 AND 2003
                                                      ----------------------------------------------------------------------------
                                                                    CLASS A      CLASS B    ADDITIONAL
                                                      PREFERRED     COMMON       COMMON       PAID IN     TREASURY   RETAINED
                                                        STOCK        STOCK        STOCK       CAPITAL      STOCK     EARNINGS
                                                        -----        -----        -----       -------      -----     --------
                                                                                       (Dollars in thousands)

BALANCE AT MARCH 31, 2002........................       $ --         $201         $108       $ 47,231     $    (49)  $111,301
Net income.......................................         --           --           --             --           --     28,110
Dividends paid on preferred stock................         --           --           --             --           --        (70)
Conversion of 175,000 Class B
   shares to Class A shares......................         --            2           (2)            --           --         --
Issuance of 3,285,000 Class A shares.............         --           33           --         72,347           --         --
Sale of 40,461 Class A shares to employee
   profit sharing plan...........................         --           --           --            884           21         --
Stock Options exercised - 49,563 shares of
   Class A less 9,502 shares repurchased and
   40,717 shares of Class B less 112 shares
   repurchased...................................         --           --           --            499           --         --
                                                      ----------------------------------------------------------------------------
BALANCE AT MARCH 31, 2003........................         --          236          106        120,961          (28)   139,341
Net income.......................................         --           --           --             --           --     45,848
Dividends paid on preferred stock................         --           --           --             --           --       (436)
Conversion of 117,187 Class B shares to
   Class A shares................................         --            1           (1)            --           --         --
Issuance of 27,992 Class A shares
   under product development agreement...........         --           --           --            505           --         --
Purchase of common stock for treasury............         --           --           --             --      (51,155)        --
Three-for-two stock dividend.....................         --          120           53             --           --       (173)
Stock Options exercised - 552,617 shares of
   Class A less 91,538 shares repurchased and
   413,419 shares of Class B less 15,625 shares
   repurchased...................................         --            5            4          2,362           --         --
                                                      ----------------------------------------------------------------------------
BALANCE AT MARCH 31, 2004........................         --          362          162        123,828      (51,183)   184,580
Net income.......................................         --           --           --             --           --     33,269
Dividends paid on preferred stock................         --           --           --             --           --        (70)
Conversion of 2,783,537 Class B shares to
   Class A shares................................         --           28          (28)            --           --         --
Issuance of 14,679 Class A shares under product
   development agreement.........................         --           --           --            237           --         --
Purchase of common stock for treasury............         --           --           --             --       (2,468)        --
Stock Options exercised - 180,629 shares of
   Class A and 56,899 shares of Class B..........         --            1           --          4,117           --         --
Unrealized loss on marketable securities
   available for sale, net of related taxes
   of $68........................................         --           --           --             --           --         --
                                                      ----------------------------------------------------------------------------
BALANCE AT MARCH 31, 2005........................       $            $391         $134       $128,182     $(53,651)  $217,779
                                                      ============================================================================


                                                      -------------------------------
                                                      ACCUMULATED OTHER     TOTAL
                                                       COMPREHENSIVE    SHAREHOLDERS'
                                                          LOSS, NET        EQUITY
                                                          ---------        ------


BALANCE AT MARCH 31, 2002........................         $  --         $158,792
Net income.......................................            --           28,110
Dividends paid on preferred stock................            --              (70)
Conversion of 175,000 Class B
   shares to Class A shares......................            --               --
Issuance of 3,285,000 Class A shares.............            --           72,380
Sale of 40,461 Class A shares to employee
   profit sharing plan...........................            --              905
Stock Options exercised - 49,563 shares of
   Class A less 9,502 shares repurchased and
   40,717 shares of Class B less 112 shares
   repurchased...................................            --              499
                                                      -------------------------------
BALANCE AT MARCH 31, 2003........................            --          260,616
Net income.......................................            --           45,848
Dividends paid on preferred stock................            --             (436)
Conversion of 117,187 Class B shares to
   Class A shares................................            --               --
Issuance of 27,992 Class A shares
   under product development agreement...........            --              505
Purchase of common stock for treasury............            --          (51,155)
Three-for-two stock dividend.....................            --               --
Stock Options exercised - 552,617 shares of
   Class A less 91,538 shares repurchased and
   413,419 shares of Class B less 15,625 shares
   repurchased...................................            --            2,371
                                                      -------------------------------
BALANCE AT MARCH 31, 2004........................            --          257,749
Net income.......................................            --           33,269
Dividends paid on preferred stock................            --              (70)
Conversion of 2,783,537 Class B shares to
   Class A shares................................            --               --
Issuance of 14,679 Class A shares under product
   development agreement.........................            --              237
Purchase of common stock for treasury............            --           (2,468)
Stock Options exercised - 180,629 shares of
   Class A and 56,899 shares of Class B..........            --            4,118
Unrealized loss on marketable securities
   available for sale, net of related taxes
   of $68........................................          (133)            (133)
                                                      -------------------------------
BALANCE AT MARCH 31, 2005........................         $(133)        $292,702
                                                      ===============================

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                      K-V PHARMACEUTICAL COMPANY AND SUBSIDIARIES
                                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                (Dollars in thousands)

                                                                                         YEARS ENDED MARCH 31,
                                                                                ---------------------------------------
                                                                                  2005           2004            2003
                                                                                --------       --------        --------
Operating Activities:
Net income.............................................................         $ 33,269       $ 45,848        $ 28,110
Adjustments to reconcile net income to net cash provided by
   operating activities:
   Depreciation, amortization and other non-cash charges...............           13,904         12,663           7,773
   Deferred income tax provision (benefit).............................           13,582          8,691          (8,091)
   Deferred compensation...............................................            1,355            209             196
   Litigation..........................................................             (843)         1,825          16,500
Changes in operating assets and liabilities:
   Decrease (increase) in receivables, net.............................            3,511         (8,487)         (3,167)
   Increase in inventories.............................................           (3,248)        (9,977)         (5,623)
   (Increase) decrease in prepaid and other assets.....................           (3,520)        (6,294)            496
   (Decrease) increase in accounts payable and accrued.................
      liabilities......................................................           (8,980)       (10,471)          7,127
                                                                                --------       --------        --------
Net cash provided by operating activities..............................           49,030         34,007          43,321
                                                                                --------       --------        --------
Investing Activities:
   Purchase of property and equipment..................................          (63,622)       (21,792)        (16,113)
   Purchase of marketable securities...................................          (10,565)          (278)        (35,052)
   Purchase of stock and intangible assets.............................                -         (4,000)         (3,000)
   Product acquisition.................................................                -        (14,300)        (13,000)
                                                                                --------       --------        --------
Net cash used in investing activities..................................          (74,187)       (40,370)        (67,165)
                                                                                --------       --------        --------
Financing Activities:
   Principal payments on long-term debt................................           (8,179)        (8,237)           (743)
   Dividends paid on preferred stock...................................              (70)          (436)            (70)
   Proceeds from issuance of convertible notes.........................                -        194,165               -
   Purchase of common stock for treasury...............................           (2,468)       (51,155)              -
   Proceeds from issuance of common stock..............................                -              -          72,380
   Sale of common stock to employee profit sharing plan................                -              -             905
   Exercise of common stock options....................................            4,118          2,371             499
                                                                                --------       --------        --------
Net cash (used in) provided by financing activities....................           (6,599)       136,708          72,971
                                                                                --------       --------        --------
(Decrease) increase in cash and cash equivalents.......................          (31,756)       130,345          49,127
Cash and cash equivalents:
   Beginning of year...................................................          191,581         61,236          12,109
                                                                                --------       --------        --------
   End of year.........................................................         $159,825       $191,581        $ 61,236
                                                                                ========       ========        ========

Non-cash investing and financing activities:
   Term loan to finance building purchase..............................         $      -       $  8,800        $      -
   Term loans refinanced...............................................                -              -           1,738
   Issuance of common stock under product development
      agreement........................................................              237            505               -
   Payments due on product acquisitions................................                -              -          15,983
   Portion of product acquisition financed by promissory notes.........                -              -          13,234

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           (Dollars in thousands, except share and per share data)

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

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
         ------------------------------------------

              BASIS OF PRESENTATION
              ---------------------

              The Company's consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles. The consolidated financial statements include the accounts of KV and its wholly-owned subsidiaries. All material inter-company accounts and transactions have been eliminated in consolidation. Certain reclassifications, none of which affected net income or retained earnings, have been made to prior year amounts to conform to the current year presentation.

              USE OF ESTIMATES
              ----------------

              The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results in subsequent periods may differ from the estimates and assumptions used in the preparation of the accompanying consolidated financial statements.

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

              CASH EQUIVALENTS
              ----------------

              Cash equivalents consist of interest-bearing deposits that can be redeemed on demand and investments that have original maturities of three months or less.

              MARKETABLE SECURITIES
              ---------------------

              The Company's marketable securities consist of mutual funds comprised of U.S. government investments and auction rate securities. The Company classifies its marketable securities as available-for-sale securities with net unrealized gains or losses recorded as a separate component of stockholders' equity, net of any related tax effect. Auction rate securities generally have long-term stated maturities of 20 to 30 years. However, these securities have certain economic characteristics of short-term investments due to a rate-setting mechanism and the ability to liquidate them through a Dutch auction process that occurs on pre-determined intervals of less than 90 days. The Company had previously classified its auction rate securities as cash and cash equivalents. In fiscal 2005, the Company reclassified $10,000 of auction rate securities from cash and cash equivalents to marketable securities because the underlying instrument has a maturity date in August 2030. Prior periods have been reclassified to provide consistent presentation.

              INVENTORIES
              -----------

              Inventories consist of finished goods held for distribution, raw materials and work in process. Inventories are stated at the lower of cost or market, with the cost determined on the first-in, first-out (FIFO) basis. Reserves for obsolete, excess or slow moving inventory are established by management based on evaluation of inventory levels, forecasted demand, and market conditions.

              PROPERTY AND EQUIPMENT
              ----------------------

              Property and equipment are stated at cost, less accumulated depreciation. Major renewals and improvements are capitalized, while routine maintenance and repairs are expensed as incurred. At the time properties are retired from service, the cost and accumulated depreciation are removed from the respective accounts and the related gains or losses are reflected in earnings. The Company capitalizes interest on qualified construction projects.

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

              Goodwill relates to the 1972 acquisition of the Company's specialty materials segment and is recorded net of accumulated amortization through March 31, 2002. In accordance with the Company's adoption of Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets, on April 1, 2002, amortization of goodwill was discontinued. Instead, goodwill is subject to at least an annual assessment of impairment on a fair value basis. If the Company determines through the assessment process that goodwill has been impaired, the Company will record the impairment charge in its results of operations. The Company's test for goodwill impairment in fiscal 2005 determined there was no goodwill impairment.

              OTHER ASSETS
              ------------

              Non-marketable equity investments for which the Company does not have the ability to exercise significant influence over operating and financial policies (generally less than 20% ownership) are accounted for using the cost method. Such investments are included in "Other assets" in the accompanying consolidated balance sheets and relate to the Company's $5,000 investment in the preferred stock of FemmePharma, Inc. (see
              Note 3).

              This investment is periodically reviewed for other-than-temporary declines in fair value. Other than temporary declines in fair value are identified by evaluating market conditions, the entity's ability to achieve forecast and regulatory submission guidelines, as well as the entity's overall financial condition.

              REVENUE RECOGNITION
              -------------------

              Revenue is generally realized or realizable and earned when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the seller's price to the buyer is fixed or determinable, and the customer's payment ability has been reasonably assured. Accordingly, the Company records revenue from product sales when title and risk of ownership have been transferred to the customer, which is typically upon shipment to the customer. The Company also enters into long-term agreements under which it assigns marketing rights for the products it has developed to pharmaceutical marketers. Royalties under these arrangements are earned based on the sale of products.

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

                 o Payment discounts are reductions to invoiced amounts offered to customers for payment within a specified period and are estimated utilizing historical customer payment experience.

                 o Sales rebates are offered to certain customers to promote customer loyalty and encourage greater product sales. These rebate programs provide that, upon the attainment of pre-established volumes or the attainment of revenue milestones for a specified period, the customer receives credit against purchases. Other promotional programs are incentive programs periodically offered to customers. Due to the nature of these programs, the Company is able to estimate provisions for rebates and other promotional programs based on the specific terms in each agreement.

                 o Consistent with common industry practices, the Company has agreed to terms with its customers to allow them to return product that is within a certain period of the expiration date. Upon recognition of revenue from product sales to customers, the Company provides for an estimate of product to be returned. This estimate is determined by applying a historical relationship of customer returns to amounts invoiced.

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

                 o KV has arrangements with certain parties establishing prices for the Company's products for which the parties independently select a wholesaler from which to purchase. Such parties are referred to as indirect customers. A chargeback represents the difference between the Company's invoice price to the wholesaler and the indirect customer's contract price, which is lower. Provisions for estimated chargebacks are calculated primarily using historical chargeback experience, actual contract pricing and estimated wholesaler inventory levels.

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

              Accruals for sales provisions are presented in the consolidated financial statements as reductions to net revenues and accounts receivable. Sales provisions totaled $133,475, $103,262 and $98,929 for the years ended March 31,
              2005, 2004 and 2003, respectively. The reserve balances related to the sales provisions totaled $21,056 and $20,648 at March 31, 2005 and 2004, respectively, and are included in "Receivables, less allowance for doubtful accounts" in the accompanying consolidated balance sheets.

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

              The Company's three largest customers accounted for approximately 23%, 18% and 16%, and 31%, 16% and 11% of gross receivables at March 31, 2005 and 2004, respectively.

              For the year ended March 31, 2005, KV's three largest customers accounted for 27%, 16% and 12% of gross revenues. During the years ended March 31, 2004 and 2003, the Company's three largest customers accounted for gross revenues of 25%, 16% and 13% and 23%, 18% and 14%, respectively.

              The Company maintains cash balances at certain financial institutions that are greater than the FDIC insurable limit.

              SHIPPING AND HANDLING COSTS
              ---------------------------

              The Company classifies shipping and handling costs in cost of sales. The Company does not derive revenue from shipping.

              RESEARCH AND DEVELOPMENT
              ------------------------

              Research and development costs, including licensing fees for early stage development products, are expensed in the period incurred.

              The Company has licensed the exclusive rights to co-develop and market various products with other drug delivery companies. These collaborative agreements usually require the Company to pay up-front fees and ongoing milestone payments. When the Company makes an up-front or milestone payment, management evaluates the stage of the related product to determine the appropriate accounting treatment. If the product is considered to be beyond the early development stage but has not yet been approved by regulatory authorities, the Company will evaluate the facts and circumstances of each case to determine if a portion or all of the payment has future economic benefit and should be capitalized. Payments made to third parties subsequent to regulatory approval are capitalized with that cost generally amortized over the shorter of the patented life of the product or the term of the licensing agreement.

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

              ADVERTISING
              -----------

              Costs associated with advertising are expensed in the period in which the advertising is used and these costs are included in selling and administrative expense. Advertising expenses totaled $10,885, $7,264 and $5,662 for the years ended March 31, 2005, 2004 and 2003, respectively. Advertising expense includes the cost of product samples given to physicians for marketing to their patients.

              LITIGATION
              ----------

              The Company is subject to litigation in the ordinary course of business and to certain other contingencies (see Note 11). Legal fees and other expenses related to litigation and contingencies are recorded as incurred. The Company, in consultation with its legal counsel, also assesses the need to record a liability for litigation and contingencies on a case-by-case basis. Accruals are recorded when the Company determines that a loss related to a matter is both probable and reasonably estimable.

              DEFERRED FINANCING COSTS
              ------------------------

              Deferred financing costs of $5,835 were incurred in connection with the issuance of the 2.5% Contingent Convertible Notes due 2033. These costs are being amortized into interest expense on a straight-line basis over the five-year period that ends on the first date the debt can be put by the holders to the Company. Accumulated amortization totaled $2,143 and $979 at March 31, 2005 and 2004, respectively. Deferred financing costs, net of accumulated amortization, are included in "Other Assets" in the accompanying consolidated balance sheet.

              EARNINGS PER SHARE
              ------------------

              Basic earnings per share is calculated by dividing net income available to common shareholders for the period by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted average common shares and common share equivalents outstanding during the periods presented assuming the conversion of preferred shares and the exercise of all in-the-money stock options based on the treasury stock method. Common share equivalents have been excluded from the computation of diluted earnings per share where their inclusion would be anti-dilutive.

              In June 2004, the Company adopted the guidance in Emerging Issues Task Force (EITF) Issue No. 03-6, Participating Securities and the Two-Class Method under FASB Statement No.
              128. The pronouncement required the use of the two-class method in the calculation and disclosure of basic earnings per share and provided guidance on the allocation of earnings and losses for purposes of calculating basic earnings per share. Accordingly, all periods presented have been retroactively adjusted to give effect to such guidance. For purposes of calculating basic earnings per share, undistributed earnings are allocated to each class of common stock based on the contractual participation rights of each class of security. Holders of Class A common stock are entitled to receive dividends per share equal to 120% of the dividends per share paid on the Class B common stock.

              In December 2004, the Company adopted the guidance in EITF 04-8, The Effect of Contingently Convertible Instruments on Diluted Earnings per Share. The EITF consensus required that the impact of contingently convertible debt instruments be included in diluted earnings per share computations (if dilutive) regardless of whether the market price trigger (or other contingent feature) had been met. Additionally, the EITF stated that prior period earnings per share amounts presented for comparative purposes should be restated to conform to this consensus.

              INCOME TAXES
              ------------

              Income taxes are accounted for under the asset and liability method where deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is established when it is more likely than not that some portion or all of the deferred tax assets will not be realized.

              STOCK-BASED COMPENSATION
              ------------------------

              The Company grants stock options for a fixed number of shares to employees with an exercise price greater than or equal to the fair value of the shares at the date of grant. As permissible under Statement of Financial Accounting Standards
              (SFAS) No. 123, Accounting for Stock-Based Compensation, the Company elected to continue to account for stock option grants to employees in accordance with Accounting Principles Board
              (APB) Opinion No. 25, Accounting for Stock Issued to Employees and related interpretations. APB 25 requires that compensation cost related to fixed stock option plans be recognized only to the extent that the fair value of the shares at the grant date exceeds the exercise price. Accordingly, no compensation expense is recognized for stock option awards granted to employees with exercise prices at or above fair value. Had the Company determined compensation expense using the fair value method prescribed by SFAS 123, the Company's net income and earnings per share would have been as follows:

                                                                                  YEARS ENDED MARCH 31,
                                                                           ---------------------------------
                                                                            2005         2004         2003
                                                                            ----         ----         ----

                  Net income, as reported........................          $33,269      $45,848      $28,110
                  Stock based employee
                    compensation expense,
                    net of related tax effects...................             (640)        (695)        (815)
                                                                           -------      -------      -------
                  Pro forma net income...........................          $32,629      $45,153      $27,295
                                                                           =======      =======      =======

                  Earnings per share:
                     Basic Class A common - as reported..........          $  0.71      $  0.98      $  0.59
                     Basic Class A common - pro forma............             0.70         0.97         0.58
                     Basic Class B common - as reported..........             0.59         0.82         0.50
                     Basic Class B common - pro forma............             0.58         0.80         0.48
                     Diluted - as reported.......................             0.63         0.84         0.55
                     Diluted - pro forma.........................             0.62         0.83         0.53

              The weighted average fair value of the options has been estimated on the date of grant using the following weighted average assumptions for grants issued during the years ended March 31, 2005, 2004 and 2003, respectively: no dividend yield; expected volatility of 36%, 43% and 45% for Class A common stock; expected volatility of 33%, 39% and 45% for Class B common stock; risk-free interest rate of 3.65%, 3.00% and 2.40% per annum; and expected option terms ranging from 3 to 10 years for all three periods. Weighted averages are used because of varying assumed exercise dates.

              COMPREHENSIVE INCOME
              --------------------

              Comprehensive income includes all changes in equity during a period except those that resulted from investments by or distributions to the Company's shareholders. Other comprehensive income refers to revenues, expenses, gains and losses that, under generally accepted accounting principles, are included in comprehensive income, but excluded from net income as these amounts are recorded directly as an adjustment to shareholders' equity. For the Company, other comprehensive income (loss) is comprised of the net changes in unrealized gains and losses on available-for-sale securities, net of applicable income taxes.

              FAIR VALUE OF FINANCIAL INSTRUMENTS
              -----------------------------------

              The fair values of the Company's cash and cash equivalents, receivables, accounts payable and accrued liabilities approximate their carrying values due to the relatively short maturity of these items. The carrying amount of all long-term financial obligations approximates their fair value because their terms are similar to those which can be obtained for similar financial instruments in the current marketplace.

              The Company's $5,000 investment in the preferred stock of FemmePharma, Inc. had a fair value of $19,200 and $11,840 at March 31, 2005 and 2004, respectively, based on an annual independent valuation analysis. Based on quoted market rates, the Company's $200,000 principal amount of Convertible Subordinated Notes had a fair value of $217,620 and $247,940 at March 31, 2005 and 2004, respectively.

              DERIVATIVE FINANCIAL INSTRUMENTS
              --------------------------------

              In April 2003, the Company entered into an interest rate swap agreement with a major financial institution to hedge variable interest rate exposure related to a term loan with the same financial institution. Under the agreement, the Company fixed the interest rate of the debt at 5.31% per annum for the term of the loan. The swap is settled monthly and is recorded at each reporting date on the Company's consolidated balance sheet at fair value. Since the swap has not been designated as a hedge, any unrealized gains and losses are recognized in earnings.

              The Company's derivative financial instruments also consist of embedded derivatives related to the 2.5% Convertible Subordinated Notes due 2033. These embedded derivatives include certain conversion features and a contingent interest feature. Although the conversion features represent embedded derivative financial instruments, based on the de minimis value of these features at the time of issuance and at March 31, 2005, no value has been assigned to these embedded derivatives. The contingent interest feature provides unique tax treatment under the Internal Revenue Service's contingent debt regulations. In essence, interest accrues, for tax purposes, on the basis of the instrument's comparable yield (the yield at which the issuer would issue a fixed rate instrument with similar terms).

              NEW ACCOUNTING PRONOUNCEMENTS
              -----------------------------

              In March 2004, the EITF completed its discussion of and provided consensus guidance on Issue No. 03-06, Participating Securities and the Two-Class Method under FASB Statement No. 128, Earnings per Share. The consensus interpreted the definition of a "participating security," required the use of the two-class method in the calculation and disclosure of basic earnings per share for companies with participating securities or more than one class of common stock, and provided guidance on the allocation of earnings and losses for purposes of calculating basic earnings per share. Since the Company has two classes of common stock, this consensus has been applied in the calculation of basic earnings per share for all periods presented. There was no impact on diluted earnings per share as reported.

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

              In September 2004, the EITF reached a consensus that contingently convertible debt instruments should be included in diluted earnings per share computations (if dilutive) regardless of whether the market price trigger (or other contingent feature) has been met. Additionally, the EITF stated that prior period earnings per share amounts presented for comparative purposes should be restated to conform to this consensus, which is effective for reporting periods ending after December 15, 2004. The consensus adopted by the EITF required the addition of approximately 8.7 million shares associated with the conversion of the Company's $200,000 principal amount Convertible Subordinated Notes to the number of shares outstanding for the calculation of diluted earnings per share for all reported periods since the issuance of the Notes.

              In November 2004, the FASB issued SFAS No. 151, Inventory Costs, an Amendment to ARB No. 43, Chapter 4 which requires that abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) costs be recognized as current period charges. In addition, this statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company is currently determining the impact, if any, the adoption of this statement will have on its financial condition and results of operations.

              In December 2004, the FASB issued SFAS No. 123 (revised 2004), "Share-Based Payment" (SFAS 123R), which replaces SFAS No. 123, "Accounting for Stock-Based Compensation" (SFAS 123), and supercedes APB Opinion No. 25, "Accounting for Stock Issued to Employees." SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. The pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition. Under SFAS 123R, the Company must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption. The transition methods include modified prospective and modified retrospective adoption options. Under the modified retrospective option, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The modified prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS 123R, while the modified retrospective method would record compensation expense for all unvested stock options and restricted stock beginning with the first period restated. The Company is evaluating the requirements of SFAS 123R. The Company has not yet determined the method of adoption or the effect of adopting SFAS 123R, and it has not determined whether the adoption will result in amounts that are similar to the current pro forma disclosures under SFAS 123.

              In April 2005, the Securities and Exchange Commission announced an amendment to Regulation S-X to amend the date for compliance with SFAS 123R. The amendment requires each registrant that is not a small business issuer to adopt SFAS 123R in the first fiscal year commencing after June 15, 2005. As a result, the Company is required to adopt SFAS 123R beginning April 1, 2006. Adoption of SFAS 123R will have an impact on the Company's consolidated financial statements, as it will be required to expense the fair value of its employee stock option grants rather than disclose the pro forma impact on its consolidated net income within the footnotes to the Company's consolidated financial statements, as is its current practice.

3.       ACQUISITIONS AND LICENSE AGREEMENT
         ----------------------------------

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

         On April 18, 2002, the Company entered into an agreement with FemmePharma, Inc. (FemmePharma) whereby the Company was granted an exclusive license to manufacture and sell in North America and certain foreign markets intravaginal products and certain vaginal anti-infective products under development (the "License Agreement"). The initial product covered by the License Agreement was intended for use in the treatment of endometriosis using FemmePharma's patented PARDEL(TM) technology. In consideration for the rights and licenses received, the Company paid $2,000 for use of the PARDEL(TM) trademark (see Note 21).

         Under a separate agreement, the Company invested $2,000 in FemmePharma's convertible preferred stock in fiscal 2003 and made an additional $3,000 convertible preferred stock investment in January 2004 upon the completion of Phase II studies on the initial product covered by the License Agreement. The $5,000 investment has been accounted for using the cost method and is included in "Other assets" in the accompanying consolidated balance sheets (see Note
         21).

4.       MARKETABLE SECURITIES
         ---------------------

         The carrying amount of available-for-sale securities and their approximate fair values at March 31, 2005 and 2004 were as follows.

                                                                            MARCH 31, 2005
                                                    --------------------------------------------------------------
                                                                       GROSS              GROSS
                                                                    UNREALIZED          UNREALIZED           FAIR
                                                      COST             GAINS              LOSSES            VALUE
                                                      ----             -----              ------            -----

              Auction rate securities.........      $10,000            $   -              $   -            $10,000
              Equity securities...............       35,895                -               (201)            35,694
                                                    -------            -----              -----            -------
                  Total.......................      $45,895            $   -              $(201)           $45,694
                                                    =======            =====              =====            =======


                                                                            MARCH 31, 2004
                                                    --------------------------------------------------------------
                                                                       GROSS              GROSS
                                                                     UNREALIZED         UNREALIZED           FAIR
                                                      COST             GAINS              LOSSES            VALUE
                                                      ----             -----              ------            -----

              Auction rate securities.........      $10,000            $   -              $   -            $10,000
              Equity securities...............       25,330                -                  -             25,330
                                                    -------            -----              -----            -------
                  Total.......................      $35,330            $   -              $   -            $35,330
                                                    =======            =====              =====            =======

         The Company's marketable securities are classified as available-for-sale and are recorded at fair value based on quoted market prices using the specific identification method. These investments are classified as current as the Company has the ability to use them for current operating and investing purposes. There were no realized gains or losses for the years ended March 31, 2005, 2004 and 2003. At March 31, 2005, the Company has
         determined that its unrealized losses are temporary based on the de minimis amount of losses compared to cost and the duration of the losses being less than 12 months. The Company expects that all losses will be recovered, and intends to hold these marketable securities to recovery. If market conditions deteriorate, we may incur future impairments.

         Included in the Company's marketable securities at March 31, 2005 and 2004 are $10,000 of auction rate securities. Auction rate securities are investments with an underlying component of long-term debt or an equity instrument. These auction rate securities trade or mature on a shorter term than the underlying instrument based on an auction bid that resets the interest rate of the security. The auction or reset dates occur at intervals that are typically less than three months providing high liquidity to otherwise longer term investments. The Company had previously classified its auction rate securities as cash and cash equivalents. In fiscal 2005, the Company reclassified auction rate securities from cash and cash equivalents to marketable securities because the underlying instrument has a maturity date of August 2030. Prior periods have been reclassified to provide consistent presentation.

5.       INVENTORIES
         -----------

         Inventories as of March 31, consist of:

                                                               2005              2004
                                                               ----              ----

                  Finished goods.....................        $30,521           $30,432
                  Work-in-process....................          5,773             4,736
                  Raw materials......................         17,651            15,529
                                                             -------           -------
                                                             $53,945           $50,697
                                                             =======           =======

6.       PROPERTY AND EQUIPMENT
         ----------------------

         Property and equipment as of March 31, consist of:

                                                              2005               2004
                                                              ----               ----

                  Land and improvements...............      $  2,030           $  2,083
                  Building and building improvements..        19,984             17,767
                  Machinery and equipment.............        41,399             43,442
                  Office furniture and equipment......        14,871             15,051
                  Leasehold improvements..............         9,985             11,338
                  Construction-in-progress............        74,394             24,529
                                                            --------           --------
                                                             162,663            114,210
                  Less accumulated depreciation.......       (31,039)           (38,433)
                                                            --------           ---------
                     Net property and equipment.......      $131,624           $ 75,777
                                                            ========           ========

         Capital additions to property and equipment were $63,622, $30,592 and $16,113 for the years ended March 31, 2005, 2004 and 2003, respectively. Depreciation of property and equipment was $7,775, $6,718 and $5,434 for the years ended March 31, 2005, 2004 and 2003, respectively.

         Property and equipment projects classified as construction-in-progress at March 31, 2005 are projected to be completed during the next 12 months at an estimated cost of $14,775.

         During the years ended March 31, 2005 and 2004, the Company recorded capitalized interest on qualifying construction projects of $1,511 and $577, respectively. In fiscal 2003, the Company did not record any capitalized interest.

7.       INTANGIBLE ASSETS AND GOODWILL
         ------------------------------

         Intangible assets and goodwill as of March 31, consist of:

                                                                 2005                                    2004
                                                    ------------------------------           -----------------------------
                                                     GROSS                                    GROSS
                                                    CARRYING           ACCUMULATED           CARRYING          ACCUMULATED
                                                     AMOUNT           AMORTIZATION            AMOUNT          AMORTIZATION
                                                     ------           ------------            ------          ------------

              Product rights - Micro-K(R).....      $36,140             $(10,904)            $36,140            $ (9,099)
              Product rights - PreCare(R).....        8,433               (2,389)              8,433              (1,968)
              Trademarks acquired:
                 Niferex(R)...................       14,834               (1,484)             14,834                (742)
                 Chromagen(R)/StrongStart(R)..       27,642               (2,764)             27,642              (1,382)
              License agreements..............        4,168                 (120)              3,825                   -
              Trademarks and patents..........        2,814                 (497)              2,980                (411)
                                                    -------             --------             -------            --------
                  Total intangible assets.....       94,031              (18,158)             93,854             (13,602)
              Goodwill........................          557                    -                 557                   -
                                                    -------             --------             -------            --------
                                                    $94,588             $(18,158)            $94,411            $(13,602)
                                                    =======             ========             =======            ========

         As of March 31, 2005, the Company's intangible assets have a weighted average useful life of approximately 19 years.
         Amortization of intangible assets was $4,653, $4,459 and $2,321 for the years ended March 31, 2005, 2004 and 2003, respectively.

         Assuming no additions, disposals or adjustments are made to the carrying values and/or useful lives of the intangible assets, annual amortization expense on product rights, trademarks acquired and other intangible assets is estimated to be approximately $4,730 in each of the five succeeding fiscal years.

8.       OTHER ASSETS
         ------------

         Other assets as of March 31, consist of:

                                                                        2005              2004
                                                                        ----              ----

                  Cash surrender value of life insurance.........      $ 2,822           $ 2,531
                  Preferred stock in FemmePharma.................        5,000             5,000
                  Deferred financing costs, net..................        3,852             4,993
                  Deposits.......................................        1,407             1,220
                                                                       -------           -------

                                                                       $13,081           $13,744
                                                                       =======           =======

9.       ACCRUED LIABILITIES
         -------------------

         Accrued liabilities as of March 31, consist of:

                                                                         2005              2004
                                                                         ----              ----

                  Salaries, wages, incentives and benefits.......      $10,383           $ 6,160
                  Income taxes - current.........................            -             2,409
                  Promotion expenses.............................          131               635
                  Litigation reserve.............................            -            18,325
                  Other..........................................        5,219             3,388
                                                                       -------           -------
                                                                       $15,733           $30,917
                                                                       =======           =======

10.      LONG-TERM DEBT
         --------------

         Long-term debt as of March 31, consists of:

                                                                         2005              2004
                                                                         ----              ----

                  Industrial revenue bonds.......................      $      -          $    205
                  Notes payable..................................             -             6,731
                  Building mortgages.............................        10,740            11,714
                  Convertible notes..............................       200,000           200,000
                                                                       --------          --------
                                                                        210,740           218,650
                  Less current portion...........................          (973)           (7,909)
                                                                       --------          --------
                                                                       $209,767          $210,741
                                                                       ========          ========

         In December 2004, the Company increased its available credit facilities to $140,000. The revised agreement provides for an increase from $40,000 to $80,000 in the Company's revolving line of credit along with an increase from $25,000 to $60,000 in the supplemental credit line that is available for financing acquisitions. These credit facilities expire in October 2006 and December 2005, respectively. The revolving and supplemental credit lines are unsecured and interest is charged at the lower of the prime rate or the one-month LIBOR rate plus 175 basis points (4.61% at March 31, 2005). At March 31, 2005, the Company had no cash borrowings outstanding under either credit facility and $3,856 in open letters of credit issued under the credit facilities. The revised agreement contains substantially identical financial and other covenants, representations, warranties, conditions and default provisions as the replaced facility. The financial covenants impose minimum levels of earnings before interest, taxes, depreciation and amortization, a maximum funded debt ratio, a limit on capital expenditures and dividend payments, a minimum fixed charge coverage ratio and a maximum senior leverage ratio. As of March 31, 2005, the Company was in compliance with the covenants.

         The industrial revenue bonds, which paid interest at 7.35% per annum, matured serially through 2005 and were collateralized by certain property and equipment, as well as through a letter of credit, which was only accessible in case of default on the bonds. The bonds were paid in full in fiscal 2005.

         In April 2003, the Company financed the purchase of an $8.8 million building with a term loan secured by the property under a floating rate loan with a bank. The remaining principal balance plus any unpaid interest is due in April 2008. The Company also entered into an interest rate swap agreement with the same bank, which fixed the interest rate of the building mortgage at 5.31% for the term of the loan. At March 31, 2005, the Company's other two outstanding building mortgages bear interest at 7.57% and 6.27% and the remaining principal balances plus any unpaid interest are due in December 2006 and December 2007, respectively.

         Notes payable related to a $7,000 unsecured promissory note that was entered into in conjunction with the Altana acquisition agreement (see Note 3) and was repaid on March 31, 2005. This note, which was non-interest bearing, was discounted using an imputed interest rate of 4.08%, which approximated the Company's borrowing rate for similar debt instruments at the time of the borrowing. The original discount on this note of $538 was amortized to interest expense over the two year term of the note. A second $7,000 unsecured promissory note entered into with Altana was repaid on March 31, 2004.

         On May 16, 2003, the Company issued $200,000 principal amount of Convertible Subordinated Notes (the "Notes") that are convertible, under certain circumstances, into shares of Class A common stock at an initial conversion price of $23.01 per share. The Notes, which are due May 16, 2033, bear interest that is payable on May 16 and November 16 of each year at a rate of 2.50% per annum. The Company also is obligated to pay contingent interest at a rate equal to 0.5% per annum during any six-month period from May 16 to November 15 and from November 16 to May 15, with the initial six-month period commencing May 16, 2006, if the average trading price of the Notes per $1,000 principal amount for the five trading day period ending on the third trading day immediately preceding the first day of the applicable six-month period equals $1,200 or more. As this contingent interest feature is based on the underlying trading price of the Notes, the contingent interest meets the criteria of and qualifies as an embedded derivative. At the time of issuance and at March 31, 2005, management determined that the fair value of this contingent interest embedded derivative was de minimis and, accordingly, no value has been assigned to this embedded derivative.

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

         The aggregate maturities of long-term debt as of March 31, 2005 are as follows:

                  Due in one year...............        $    973
                  Due in two years..............           2,179
                  Due in three years............           1,674
                  Due in four years.............           5,914
                  Due in five years.............               -
                  Thereafter....................         200,000
                                                        --------
                                                        $210,740
                                                        ========

         The Company paid interest, net of capitalized interest, of $4,156 during the year ended March 31, 2005. For the years ended March 31, 2004 and 2003, the Company paid interest of $3,215 and $389, respectively.

11.      COMMITMENTS AND CONTINGENCIES
         -----------------------------

         LEASES

         The Company leases manufacturing, office and warehouse facilities, equipment and automobiles under operating leases expiring through fiscal 2013. Total rent expense for the years ended March 31, 2005, 2004 and 2003 was $5,734, $5,246 and $4,785, respectively.

         Future minimum lease commitments under non-cancelable leases are as follows:

                  2006..........................          $1,598
                  2007..........................           1,167
                  2008..........................             782
                  2009..........................             551
                  2010..........................             535
                  Later years...................             624

         A building leased by the Company on March 31, 2005 was purchased on April 14, 2005 (see Note 21). The future minimum lease payments under this lease were only included above through the date of the purchase. Payments that would have been due under this lease were $1,324 per year through April 2008 and $1,454 per year through April 2012.

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

         The Company has licensed the exclusive rights to co-develop and market various generic equivalent products with other drug delivery companies. These collaboration agreements require the Company to make up-front and ongoing payments as development milestones are attained. If all milestones remaining under these agreements were reached, payments by the Company could total up to $15,455.

         LITIGATION

         ETHEX Corporation (ETHEX), a subsidiary of the Company, was a defendant in a lawsuit styled Healthpoint, Ltd. v. ETHEX Corporation, filed in federal court in San Antonio, Texas. The Company and ETHEX were also named as defendants in a second lawsuit brought by Healthpoint and others styled Healthpoint Ltd. v. ETHEX Corporation, filed in federal court in San Antonio, Texas. In September 2004, the Company made a settlement payment in the amount of $16,500 to resolve all previously pending claims between KV and Healthpoint without the admission of any liability. The settlement was fully reserved by the Company in September 2002 and therefore had no impact on KV's earnings for the year ended March 31, 2005. The $1,430 of income reflected in "Litigation" on the Company's consolidated income statement for the year ended March 31, 2005 represents a $587 net payment received by us in accordance with a settlement of vitamin antitrust litigation and $843 related to the reversal of the portion of the Healthpoint litigation reserve that remained after payment of the settlement amount and related litigation costs.

         The Company and ETHEX are named as defendants in a case brought by CIMA LABS, Inc. and Schwarz Pharma, Inc. and styled CIMA LABS, Inc. et. al. v. KV Pharmaceutical Company et. al. filed in Federal District Court in Minnesota. It is alleged that the Company and ETHEX infringed on a CIMA patent in connection with the manufacture and sale of Hyoscyamine Sulfate Orally Dissolvable Tablets, 0.125 mg. The court has denied the plaintiffs' motion for a preliminary injunction, which allows ETHEX to continue marketing the product during the pendancy of the subject lawsuit. The Company has filed several motions for summary judgment requesting that the Court rule that the relevant patent is unenforceable, invalid or not infringed. These motions have been denied and the issues will be considered at trial. CIMA and Schwarz filed a summary judgment motion seeking the court to rule that the patent is valid in the face of some prior art references cited by the Company as providing support for its invalidity defense. The Court granted the motion; however, the issue of invalidity based on prior art that was not the subject of the motion will be tried. The Company intends to vigorously defend its interests; however, it cannot give any assurance it will prevail.

         The Company and ETHEX are named as defendants in a case brought by Solvay Pharmaceuticals, Inc. and styled Solvay Pharmaceuticals, Inc. v. ETHEX Corporation, filed in Federal District Court in Minnesota. In general, Solvay alleges that ETHEX's comparative promotion of its Pangestyme(TM) CN 10 and Pangestyme(TM) CN 20 products to Solvay's Creon(R) 10 and Creon(R) 20 products resulted in false advertising and misleading statements under various federal and state laws, and constituted unfair and deceptive trade practices. Discovery is active and the case is required to be trial ready by February 1, 2006. The Company intends to vigorously defend its interests; however, it cannot give any assurance it will prevail.

         KV previously distributed several pharmaceutical products that contained phenylpropanolamine, or PPA, and that were discontinued in 2000 and 2001. The Company is presently named a defendant in a product liability lawsuit in federal court in Mississippi involving PPA. The suit originated out of a case, Virginia Madison, et al. v. Bayer Corporation, et al. The original suit was filed in December 2002, but was not served on KV until February 2003. The case was originally filed in the Circuit Court of Hinds County, Mississippi, and was removed to the Federal District Court for the Southern District of Mississippi by then co-defendant Bayer Corporation. The case has been transferred to a Judicial Panel on Multi-District Litigation for PPA claims sitting in the Western District of Washington. The claims against the Company have been segregated into a lawsuit brought by Johnny Fulcher individually and on behalf of the wrongful death beneficiaries of Linda Fulcher, deceased, against the Company. It alleges bodily injury, wrongful death, economic injury, punitive damages, loss of consortium and/or loss of services from the use of the Company's distributed pharmaceuticals containing PPA that have since been discontinued and/or reformulated to exclude PPA. In May 2004, the case was dismissed with prejudice by the Federal District Court for the Western District of Washington for a failure to timely file an individual complaint as required by certain court orders. The plaintiff filed a request for reconsideration which was opposed and subsequently denied by the Court in June 2004. In July 2004, the plaintiff filed a notice of appeal of the dismissal. The Company has opposed this appeal. The Company intends to vigorously defend its interests; however, it cannot give any assurance it will prevail.

         The Company has also been advised that one of its former distributor customers is being sued in Florida state court in a case captioned Darrian Kelly v. K-Mart et. al. for personal injury allegedly caused by ingestion of K-Mart diet caplets that are alleged to have been manufactured by the Company and to contain PPA. The distributor has tendered defense of the case to the Company and has asserted a right to indemnification for any financial judgment it must pay. The Company previously notified its product liability insurer of this claim in 1999, and the Company has demanded that the insurer assume the Company's defense. The insurer has stated that it has retained counsel to secure additional factual information and will defer its coverage decision until that information is received. The Company intends to vigorously defend its interests; however, it cannot give any assurance that is will not be impleaded into the action, or that, if it is impleaded, that it would prevail.

         KV's product liability coverage for PPA claims expired for claims made after June 15, 2002. Although the Company renewed its product liability coverage for coverage after June 15, 2002, that policy excludes future PPA claims in accordance with the standard industry exclusion. Consequently, as of June 15, 2002, the Company will provide for legal defense costs and indemnity payments involving PPA claims on a going forward basis as incurred, including the Mississippi lawsuit that was filed after June 15, 2002. Moreover, the Company may not be able to obtain product liability insurance in the future for PPA claims with adequate coverage limits at commercially reasonable prices for subsequent periods. From time to time in the future, KV may be subject to further litigation resulting from products containing PPA that it formerly distributed. The Company intends to vigorously defend its interests; however, it cannot give any assurance it will prevail.

         After the Company filed ANDAs with the FDA seeking permission to market a generic version of the 50 mg, 100 mg, and 200 mg strengths of Toprol(R) XL in extended release capsule form, AstraZeneca filed lawsuits against KV for patent infringement under the provisions of the Hatch-Waxman Act. In the Company's Paragraph IV certification, KV contended that its proposed generic versions do not infringe AstraZeneca's patents. Pursuant to the Hatch-Waxman Act, the filing date of the suit against the Company instituted an automatic stay of FDA approval of the Company's ANDA until the earlier of a judgment, or 30 months from the date of the suit. The Company has filed a motion for summary judgment with the Federal District Court in Missouri alleging, among other things, that AstraZeneca's patent is invalid. There is no trial setting. The Company intends to vigorously defend its interests; however, it cannot give any assurance it will prevail.

         The Company and/or ETHEX have been named as defendants in certain multi-defendant cases alleging that the defendants reported improper or fraudulent pharmaceutical pricing information, i.e., Average Wholesale Price, or AWP, and/or Wholesale Acquisition Cost, or WAC, information, which caused the governmental plaintiffs to incur excessive costs for pharmaceutical products under the Medicaid program. Cases of this type have been filed against the Company and/or ETHEX and other pharmaceutical manufacturer defendants by the State of Massachusetts, the State of Alabama, New York City, and approximately 25 counties in New York State (less than ten of which have been formally served on the Company or ETHEX). The New York City case and all but one of the New York County cases have been transferred (or will be the subject of a notice of related action in order to effectuate transfer) to the Federal District Court for the District of Massachusetts for coordinated or consolidated pretrial proceedings under the Average Wholesale Price Multidistrict Litigation (MDL No. 1456). Each of these actions is in the early stages, and fact discovery has not yet begun in any of the cases other than the Alabama case, where the State's first discovery request has been filed. The Company intends to vigorously defend its interests in the actions described above; however, it cannot give any assurance it will prevail.

         The Company believes that various other governmental entities have commenced investigations into the generic and branded pharmaceutical industry at large regarding pricing and price reporting practices. Although the

         Company believes its pricing and reporting practices have complied in all material respects with its legal obligations, it cannot give any assurance that it would prevail if legal actions are instituted by these governmental entities.

         On May 20, 2005, the Company was notified by the SEC that a non-public formal investigation was initiated that appears to relate to the Form 8-K disclosures the Company made on July 13, 2004. The Company is cooperating fully and believes the matter will be satisfactorily resolved.

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

         There are uncertainties and risks associated with all litigation and there can be no assurance that the Company will prevail in any particular litigation.

12.      EMPLOYMENT AGREEMENTS
         ---------------------

         The Company has employment agreements with certain officers and key employees which extend for one to five years. These agreements provide for base levels of compensation and, in certain instances, also provide for incentive bonuses and separation benefits. Also, the agreement with the Chief Executive Officer (CEO) contains provisions for partial salary continuation under certain conditions, contingent upon noncompete restrictions and providing consulting services to the Company as specified in the agreement. In addition, the CEO is entitled to receive retirement compensation paid in the form of a single annuity equal to 30% of the CEO's final average compensation payable each year beginning at retirement and continuing for the longer of 10 years or the life of the CEO. In accordance with this agreement, the Company recognized retirement expense of $1,355, $209 and $196 for the years ended March 31, 2005, 2004 and 2003, respectively. In fiscal 2005, the Company actuarily updated the appropriateness of the liability.

13.      GAIN FROM LEGAL SETTLEMENT
         --------------------------

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

14.      INCOME TAXES
         ------------

         The income tax provisions for the years ended March 31, 2005, 2004 and 2003 were based on estimated Federal and state taxable income using the applicable statutory rates. The current and deferred Federal and state income tax provisions for the years ended March 31, 2005, 2004 and 2003 are as follows:

                                                                            2005            2004            2003
                                                                            ----            ----            ----
                  PROVISION
                     Current
                        Federal...............................             $ 2,982         $14,184         $21,524
                        State.................................                 195           1,275           2,038
                                                                           -------         -------         -------
                                                                             3,177          15,459          23,562
                                                                           -------         -------         -------
                     Deferred
                        Federal...............................              12,473           7,792          (7,207)
                        State.................................               1,109             899            (884)
                                                                           -------         -------         -------
                                                                            13,582           8,691          (8,091)
                                                                           -------         -------         -------
                                                                           $16,759         $24,150         $15,471
                                                                           =======         =======         =======

         The reasons for the differences between the provision for income taxes and the expected Federal income taxes at the statutory rate are as follows:


                                                                            2005            2004            2003
                                                                            ----            ----            ----

                  Expected income tax expense.................             $17,510         $24,499         $15,253
                  State income taxes, less
                     Federal income tax benefit...............                 847           1,413             750
                  Business credits............................              (1,080)         (1,240)           (370)
                  Other ......................................                (518)           (522)           (162)
                                                                           -------         -------         -------
                                                                           $16,759         $24,150         $15,471
                                                                           =======         =======         =======

         As of March 31, 2005 and 2004, the tax effect of temporary differences between the tax basis of assets and liabilities and their financial reporting amounts are as follows:

                                                             2005                            2004
                                                   -------------------------        ------------------------
                                                   CURRENT       NON-CURRENT        CURRENT      NON-CURRENT
                                                   -------       -----------        -------      -----------

         Fixed asset basis differences........      $    -        $ (6,658)         $     -        $(4,870)
         Reserves for inventory and
            receivables.......................       5,510               -            5,313              -
         Vacation pay reserve.................         249               -              460              -
         Deferred compensation................           -           1,620                -          1,164
         Amortization.........................           -          (2,121)               -         (1,644)
         Litigation reserve...................           -               -            6,704              -
         Convertible notes interest...........           -          (9,495)          (4,566)             -
         Other................................          68               -              126              -
                                                    ------        --------          -------        -------
            Net deferred tax asset (liability)      $5,827        $(16,654)         $ 8,037        $(5,350)
                                                    ======        ========          =======        =======

         The Company paid income taxes of $8,769, $22,201, and $22,088 during the years ended March 31, 2005, 2004 and 2003, respectively.

         Included in "Prepaid and other assets" at March 31, 2005 in the accompanying consolidated balance sheet was income tax refunds receivable of $2,518.

15.      EMPLOYEE BENEFITS
         -----------------

         STOCK OPTION PLAN AND AGREEMENTS

         On August 30, 2002, the Company's shareholders approved KV's 2001 Incentive Stock Option Plan (the "2001 Plan"), which allows for the issuance of up to 3,000,000 shares of common stock. Prior to the approval of the 2001 Plan, the Company operated under the 1991 Incentive Stock Option Plan, as amended, which still allows for the issuance of up to 750,000 shares of common stock. Under the Company's stock option plans, options to acquire shares of common stock have been made available for grant to certain employees. Each option granted has an exercise price of not less than 100% of the market value of the common stock on the date of grant. The contractual life of each option is generally 10 years. The exercisability of the grants varies according to the individual options granted. In addition to these plans, the Company has issued stock options periodically to executives with employment agreements and to non-employee directors. At March 31, 2005, options to purchase 34,875 shares of stock were outstanding pursuant to employment agreements and grants to non-employee directors.

         The following summary shows the transactions for the years ended March 31, 2005, 2004 and 2003 under option arrangements:

                                                      OPTIONS OUTSTANDING                         OPTIONS EXERCISABLE
                                                      -------------------                         -------------------
                                                                       AVERAGE                                     AVERAGE
                                                 NO. OF               PRICE PER                NO. OF             PRICE PER
                                                 SHARES                 SHARE                  SHARES               SHARE
                                                 ------                 -----                  ------               -----
         Balance, March 31, 2002...........    3,198,579               $ 8.12                1,435,756             $ 7.41
         Options granted...................      700,538                12.35                        -                  -
         Options becoming exercisable......            -                    -                  566,455               9.21
         Options exercised.................     (135,420)                5.26                 (135,420)              5.26
         Options canceled..................     (260,664)               11.67                  (75,952)             10.97
                                               ---------                                     ---------
         Balance March 31, 2003............    3,503,033                 8.81                1,790,839               8.00
         Options granted...................      677,313                19.56                        -                  -
         Options becoming exercisable......            -                    -                  541,924              12.17
         Options exercised.................     (966,036)                7.80                 (966,036)              7.80
         Options canceled..................     (437,502)               11.72                 (132,869)             10.37
                                               ---------                                     ---------
         Balance March 31, 2004............    2,776,808                11.33                1,233,858               9.71
         Options granted...................      676,250                22.19                        -                  -
         Options becoming exercisable......            -                    -                  431,164              14.42
         Options exercised.................     (220,743)                6.44                 (220,743)              6.44
         Options canceled..................     (129,517)               16.30                  (34,285)             13.35
                                               ---------                                     ---------
         Balance March 31, 2005............    3,102,798               $13.84                1,409,994             $11.58
                                               =========                                     =========

         The weighted average fair value of options granted at market price was $3.29, $3.42, and $2.18 per share for the years ended March 31, 2005, 2004 and 2003, respectively. The weighted average fair value of options granted with an exercise price exceeding market price on the date of grant was $2.94, $1.97, and $0.14 per share for the years ended March 31, 2005, 2004 and 2003, respectively.

         The following table summarizes information about stock options outstanding at March 31, 2005:

                                         OPTIONS OUTSTANDING                                OPTIONS EXERCISABLE
                        --------------------------------------------------------       -----------------------------
    RANGE OF              NUMBER          WEIGHTED AVERAGE           WEIGHTED            NUMBER          WEIGHTED
    EXERCISE            OUTSTANDING            LIFE                   AVERAGE          EXERCISABLE       AVERAGE
     PRICES             AT 3/31/05           REMAINING            EXERCISE PRICE       AT 3/31/05     EXERCISE PRICE
     ------             ----------           ---------            --------------       ----------     --------------
$ 0.82 - $ 5.00          365,186              1 Years                 $ 3.14             306,717          $ 3.06

$ 5.01 - $10.00          614,120              5 Years                 $ 7.37             308,035          $ 7.23

$10.01 - $15.00          795,534              6 Years                 $12.04             379,562          $12.07

$15.01 - $20.00          614,938              7 Years                 $17.79             252,405          $18.24

$20.01 - $27.50          713,020              8 Years                 $23.48             163,275          $24.32

         PROFIT SHARING PLAN

         The Company has a qualified trustee profit sharing plan (the "Plan") covering substantially all non-union employees. The Company's annual contribution to the Plan, as determined by the Board of Directors, is discretionary and was $300, $400, and $375 for the years ended March 31, 2005, 2004 and 2003, respectively. The Plan includes features as described under Section 401(k) of the Internal Revenue Code.

         The Company's contributions to the 401(k) investment funds are 50% of the first 7% of the salary contributed by each participant. Contributions of $1,547, $1,286, and $1,185 were made to the 401(k) investment funds during the years ended March 31, 2005, 2004 and 2003, respectively.

         Contributions are also made to multi-employer defined benefit plans administered by labor unions for certain union employees. Amounts charged to pension expense and contributed to these plans were $200, $202, and $231 for the years ended March 31, 2005, 2004 and 2003, respectively.

         HEALTH AND MEDICAL INSURANCE PLAN

         The Company contributes to health and medical insurance programs for its non-union and union employees. For non-union employees, the Company self-insures the first $150,000 of each employee's covered medical claims. Included in accrued liabilities in the consolidated balance sheets as of March 31, 2005 and 2004 were $20 and $450 of accrued health insurance reserves, respectively, for claims incurred but not reported. In fiscal 2005, the Company established a Voluntary Employees' Beneficiary Association for its non-union employees to fund payments made by the Company for covered medical claims. As a result of initially funding this plan, the Company's liability for claims incurred but not reported was reduced by $680. For union employees, the Company participates in a fully funded insurance plan sponsored by the union. Total health and medical insurance expense for the two plans was $9,431, $7,331, and $6,636 for the years ended March 31, 2005, 2004 and 2003, respectively.

16.      RELATED PARTY TRANSACTIONS
         --------------------------

         The Company currently leases certain real property from an affiliated partnership of an officer and director of the Company. Lease payments made for this property for the years ended March 31, 2005, 2004 and 2003 totaled $277, $271, and $269, respectively.

17.      EQUITY TRANSACTIONS
         -------------------

         As of March 31, 2005 and 2004, the Company had 40,000 shares of 7% Cumulative Convertible Preferred Stock (par value $.01 per share) outstanding at a stated value of $25 per share. The preferred stock is non-voting with dividends payable quarterly. The preferred stock is redeemable by the Company at its stated value. Each share of preferred stock is convertible into Class A common stock at a conversion price of $2.96 per share. The preferred stock has a liquidation preference of $25 per share plus all accrued but unpaid dividends prior to any liquidation distributions to holders of Class A or Class B common stock. No dividends may be paid on Class A or Class B common stock unless all dividends on the Cumulative Convertible Preferred Stock have been declared and paid. There were no undeclared and unaccrued cumulative preferred dividends at March 31, 2005 and 2004. Also, under the terms of its credit agreement, the Company may not pay cash dividends in excess of 25% of the prior fiscal year's consolidated net income.

         The Company has reserved 750,000 shares of Class A common stock for issuance under KV's 2002 Consultants Plan. These shares may be issued from time to time in consideration for consulting and other services provided to the Company by independent consultants. Since inception of this plan, the Company has issued 47,732 Class A shares as payment for certain milestones under product development agreements.

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

         In May 2003, the Company used $50,000 of the net proceeds from the Convertible Subordinated Notes issuance (see Note 10) to fund the repurchase of 2,000,000 shares of the Company's Class A common stock.

18.      EARNINGS PER SHARE
         ------------------

         The following table sets forth the computation of basic and diluted earnings per share:

                                                                            2005            2004            2003
                                                                            ----            ----            ----
                  Undistributed earnings:
                     Net income .......................................    $33,269         $45,848         $28,110
                     Less - preferred stock dividends..................        (70)           (436)            (70)
                                                                           -------         -------         -------
                     Undistributed earnings - basic EPS................     33,199          45,412          28,040
                     Add - preferred stock dividends...................         70             436              70
                     Add - interest expense on convertible
                        notes, net of tax..............................      4,099           3,507               -
                                                                           -------         -------         -------
                     Net income - diluted EPS..........................    $37,368         $49,355         $28,110
                                                                           =======         =======         =======
                  Allocation of undistributed earnings:
                     Class A common stock..............................    $24,316         $32,391         $20,211
                     Class B common stock..............................      8,883          13,021           7,829
                                                                           -------         -------         -------
                        Total allocated earnings - basic EPS...........    $33,199         $45,412         $28,040
                                                                           =======         =======         =======
                  Weighted average shares outstanding - basic:
                     Class A common stock..............................     34,228          33,046          33,997
                     Class B common stock..............................     15,005          15,941          15,803
                                                                           -------         -------         -------
                        Total weighted average shares
                           outstanding - basic.........................     49,233          48,987          49,800
                                                                           -------         -------         -------
                  Effect of dilutive securities:
                     Employee stock options............................      1,205           1,760           1,423
                     Convertible preferred stock.......................        338             338             338
                     Convertible notes.................................      8,692           7,623               -
                                                                           -------         -------         -------
                        Dilutive potential common shares...............     10,235           9,721           1,761
                                                                           -------         -------         -------
                        Total weighted average shares
                           outstanding - diluted.......................     59,468          58,708          51,561
                                                                           =======         =======         =======
                  Basic earnings per share:
                     Class A common stock..............................    $  0.71         $  0.98         $  0.59
                     Class B common stock..............................       0.59            0.82            0.50
                  Diluted earnings per share(1)........................       0.63            0.84            0.55
                                                                           =======         =======         =======

-----------------

(1) Excluded from the computation of diluted earnings per share are outstanding stock options whose exercise prices are greater than the average market price of the common shares for the period reported. For the years ended March 31, 2005, 2004 and 2003, options to purchase 712,770, 206,771 and 405,735
              Class A and Class B common shares, respectively, were excluded from the computation.

19.      QUARTERLY FINANCIAL RESULTS (UNAUDITED)
         ---------------------------------------

                                                 1ST           2ND           3RD           4TH
                                               QUARTER       QUARTER       QUARTER       QUARTER          YEAR
                                               -------       -------       -------       -------          ----
YEAR ENDED MARCH 31, 2005
-------------------------

Net sales..................................    $66,087       $79,322       $86,857       $71,227        $303,493
Gross profit...............................     42,353        52,466        56,922        44,070         195,811
Pretax income (loss).......................     11,543        19,591        20,062        (1,168)         50,028
Net income (loss)..........................      7,561        12,676        13,552          (520)         33,269
Basic earnings per share:
   Class A common stock....................       0.16          0.27          0.29         (0.01)           0.71
   Class B common stock....................       0.14          0.23          0.24         (0.01)           0.59
Diluted earnings per share.................       0.14          0.23          0.25         (0.01)           0.63

YEAR ENDED MARCH 31, 2004
-------------------------

Net sales..................................    $59,379       $71,019       $69,598       $83,945        $283,941
Gross profit...............................     38,389        46,879        46,837        53,409         185,514
Pretax income..............................     13,291        18,978        17,874        19,855          69,998
Net income.................................      8,573        12,241        11,529        13,505          45,848
Basic earnings per share:
   Class A common stock....................       0.17          0.27          0.25          0.29            0.98
   Class B common stock....................       0.14          0.22          0.21          0.24            0.82
Diluted earnings per share.................       0.16          0.22          0.21          0.24            0.84

20.      SEGMENT REPORTING
         -----------------

         The reportable operating segments of the Company are branded products, specialty generics and specialty materials. The Company has aggregated its branded product lines in a single segment because of similarities in regulatory environment, manufacturing processes, methods of distribution and types of customer. This segment includes patent-protected products and certain trademarked off-patent products that the Company sells and markets as brand pharmaceutical products. The specialty generics business segment includes off-patent pharmaceutical products that are therapeutically equivalent to proprietary products. The Company sells its brand and generic products primarily to pharmaceutical wholesalers, drug distributors and chain drug stores. The specialty materials segment is distinguished as a single segment because of differences in products, marketing and regulatory approval when compared to the other segments.

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

         The following represents information for the Company's reportable operating segments for fiscal 2005, 2004 and 2003.

                                  FISCAL YEAR
                                     ENDED         BRANDED     SPECIALTY     SPECIALTY     ALL
                                   MARCH 31,      PRODUCTS     GENERICS      MATERIALS    OTHER     ELIMINATIONS   CONSOLIDATED
                                   ---------      --------     --------      ---------    -----     ------------   ------------
--------------------------------------------------------------------------------------------------------------------------------
NET REVENUES
                                     2005          $90,085     $191,870       $18,345   $  3,193      $     -        $303,493
                                     2004           82,868      181,455        16,550      3,068            -         283,941
                                     2003           43,677      179,724        17,395      4,200            -         244,996
--------------------------------------------------------------------------------------------------------------------------------
SEGMENT PROFIT (LOSS)
                                     2005           24,037      102,937         3,043    (79,989)           -          50,028
                                     2004           31,661      101,163         1,365    (64,191)           -          69,998
                                     2003            8,361       97,339         1,692    (63,811)           -          43,581
--------------------------------------------------------------------------------------------------------------------------------
IDENTIFIABLE ASSETS
                                     2005           25,015       66,834         8,001    459,625       (1,158)        558,317
                                     2004           24,585       70,581         8,343    426,087       (1,158)        528,438
                                     2003            7,819       69,303         8,797    267,907       (1,158)        352,668
--------------------------------------------------------------------------------------------------------------------------------
PROPERTY AND EQUIPMENT ADDITIONS
                                     2005            2,463            -           318     60,841            -          63,622
                                     2004              420        1,685            71     28,416            -          30,592
                                     2003              634          116           143     15,220            -          16,113
--------------------------------------------------------------------------------------------------------------------------------
DEPRECIATION AND AMORTIZATION
                                     2005              217          235           140     13,312            -          13,904
                                     2004              332          123           141     12,067            -          12,663
                                     2003              260           55           164      7,294            -           7,773
--------------------------------------------------------------------------------------------------------------------------------

         Consolidated revenues are principally derived from customers in North America and substantially all property and equipment is located in St. Louis, Missouri.

21.      SUBSEQUENT EVENTS
         -----------------

         On April 14, 2005, the Company completed the purchase of a 260,000 square foot building for $11,800. The property had been leased by the Company since April 2000 and will continue to function as the Company's main distribution facility. The purchase of the building was financed with cash on hand.

         In May 2005, the Company and FemmePharma mutually agreed to terminate the license agreement they entered into in April 2002 (see Note 3). As part of this transaction, the Company acquired all of the common stock of FemmePharma for $25,000 after certain assets of the entity had been distributed to FemmePharma's other shareholders. Included in the Company's acquisition of FemmePharma are the worldwide marketing rights to an endometriosis product that has successfully completed Phase II clinical trials. This product was originally part of the licensing arrangement with FemmePharma that provided the Company, among other things, marketing rights for the product principally in the United States. In accordance with the new agreement, the Company is assuming responsibility for conducting the Phase III clinical study; has acquired worldwide licensing rights of the endometriosis product; is no longer responsible for milestone payments and royalties specified in the original licensing agreement; and has secured exclusive worldwide rights for use of the FemmePharma technology for vaginal anti-infective products. The Company believes the Phase III clinical study for the endometriosis product will begin during fiscal 2006. In connection with this transaction, the Company expects to incur a charge of approximately $30,000 in the first quarter of fiscal 2006, which includes the write-off of the $25,000 payment plus preferred stock investments previously made, and which principally relates to in-process research and development.

         In May 2005, the Company entered into a long-term product development and marketing license agreement with Strides Arcolab, Ltd, (Strides) an Indian generic pharmaceutical developer and manufacturer, for exclusive marketing rights in the United States and Canada for 10 new generic drugs. Under the agreement, Strides will be responsible for developing, submitting for regulatory approval and manufacturing the 10 products and the Company will be responsible for exclusively marketing the products in the territories covered by the agreement. Under a separate agreement, the Company invested $11,300 in Strides' redeemable preferred stock.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
         ---------------------------------------------------------------
         FINANCIAL DISCLOSURE
         --------------------

         On August 17, 2004, the Company engaged KPMG LLP as its independent auditor. KMPG LLP replaced BDO Seidman LLP after their resignation which was reported in an 8-K filed July 13, 2004.

         There have been no disagreements with accountants on accounting or financial disclosure matters.

ITEM 9A. CONTROLS AND PROCEDURES
         -----------------------

         EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

         The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in its Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

         As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of its management, including its principal executive officer and principal financial officer, of the effectiveness of the design and operation of its disclosure controls and procedures. Based on the foregoing, the Company's principal executive officer and principal financial officer concluded that the Company's disclosure controls and procedures were effective as of the end of the period covered by this report.

         MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

         Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. The Company's internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

         The Company's internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding the prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the financial statements.

         Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

         Management performed an assessment of the effectiveness of the Company's internal control over financial reporting as of March 31, 2005. Management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework. As a result of this assessment and based on the criteria set forth in the COSO framework, management has concluded that, as of March 31, 2005, the Company's internal control over financial reporting was effective.

         Management's assessment of the effectiveness of the Company's internal control over financial reporting as of March 31, 2005 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report appearing herein.

         CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

         There have been no changes in the Company's internal control over financial reporting, during the fiscal quarter ended March 31, 2005, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

           Report of Independent Registered Public Accounting Firm
           -------------------------------------------------------

The Board of Directors and Shareholders
K-V Pharmaceutical Company:

We have audited management's assessment, included in the accompanying Management's Report on Internal Control over Financial Reporting, that K-V Pharmaceutical Company maintained effective internal control over financial reporting as of March 31, 2005, based on the criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management's assessment that K-V Pharmaceutical Company maintained effective internal control over financial reporting as of March 31, 2005, is fairly stated, in all material respects, based on the criteria established in Internal Control--Integrated Framework issued by COSO. Also, in our opinion, K-V Pharmaceutical Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2005, based on criteria established in Internal Control--Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of K-V Pharmaceutical Company and subsidiaries as of March 31, 2005, and the related consolidated statements of income, comprehensive income, shareholders' equity, and cash flows for the year ended March 31, 2005, and our report dated June 14, 2005 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

St. Louis, Missouri
June 14, 2005

ITEM 9B. OTHER INFORMATION
         -----------------

         DEPARTURE OF DIRECTORS OR PRINCIPAL OFFICERS; ELECTION OF DIRECTORS; APPOINTMENT OF PRINCIPAL OFFICERS.

         On June 13, 2005, K-V Pharmaceutical Company (the "Registrant") designated Richard H. Chibnall, age 49, as its principal accounting officer. Mr. Chibnall has served as the Registrant's Vice President, Finance since February 2000 and will continue to serve in such position in addition to his duties as principal accounting officer. Gerald R. Mitchell, the Registrant's Vice President and Chief Financial Officer, formerly acted as both principal financial officer and principal accounting officer and will continue to serve as the Registrant's principal financial officer.

         Mr. Chibnall is employed by the Registrant pursuant to an employment agreement, dated December 22, 1995, as amended February 1, 2000, and April 1, 2005. Under the employment agreement, Mr. Chibnall is entitled to an annual base salary of $220,000, which may be increased from year to year, and certain separation benefits. Mr. Chibnall is also entitled to participate in any fringe benefits normally provided to employees of the Registrant at comparable employment levels. The employment agreement automatically renews for successive one-year periods until terminated under the terms of the agreement.

         Under the employment agreement, if Mr. Chibnall's employment is involuntarily terminated without cause by the Registrant (other than within two years after a change of control of the Registrant), Mr. Chibnall will be entitled to severance pay equal to one-half of his then current salary. He would also receive continuation of any health and welfare benefits for a period of 6 months following the involuntary termination. In addition, all stock options held by Mr. Chibnall would immediately vest and become exercisable.

         Except in the case of Mr. Chibnall's death or disability, if Mr. Chibnall's employment is involuntarily terminated with or without cause within two years after the occurrence of a change of control (as defined in the employment agreement), Mr. Chibnall is entitled to severance pay equal to one and one-half times the sum of his annual salary and 18 months' worth of bonus. Mr. Chibnall also would continue to receive health and welfare benefits for a period of 18 months after such a termination. All stock options held by Mr. Chibnall would immediately vest and become exercisable.

         The employment agreement also contains restrictive covenants preventing Mr. Chibnall from competing against the Registrant or soliciting customers or employees of the Registrant for a period of 24 months after termination of his employment.

                                  PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
         --------------------------------------------------

         The information contained under the caption "INFORMATION CONCERNING NOMINEES AND DIRECTORS CONTINUING IN OFFICE" in the Company's definitive proxy statement to be filed pursuant to

         Regulation 14(a) for its 2005 Annual Meeting of Shareholders, which involves the election of directors, is incorporated herein by this reference. Also see Item 4(a) of Part I hereof.

ITEM 11. EXECUTIVE COMPENSATION
         ----------------------

         The information contained under the captions "EXECUTIVE
         COMPENSATION" and "INFORMATION AS TO STOCK OPTIONS" in the Company's definitive proxy statement to be filed pursuant to Regulation 14(a) for its 2005 Annual Meeting of Shareholders is incorporated herein by this reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
         --------------------------------------------------------------

         The information contained under the captions "SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS" and "SECURITY OWNERSHIP OF MANAGEMENT" in the Company's definitive proxy statement to be filed pursuant to Regulation 14(a) for its 2005 Annual Meeting of Shareholders is incorporated herein by this reference.

         EQUITY COMPENSATION PLAN INFORMATION

         The following information regarding compensation plans of the Company is furnished as of March 31, 2005, the end of the Company's most recently completed fiscal year.

                                         EQUITY COMPENSATION PLAN INFORMATION
                                            REGARDING CLASS A COMMON STOCK
--------------------------------------------------------------------------------------------------------------------
                                                                                              NUMBER OF SECURITIES
                                                                                            REMAINING AVAILABLE FOR
                                 NUMBER OF SECURITIES TO BE                                  FUTURE ISSUANCE UNDER
                                  ISSUED UPON EXERCISE OF     WEIGHTED-AVERAGE EXERCISE    EQUITY COMPENSATION PLANS
                                    OUTSTANDING OPTIONS,         PRICE OF OUTSTANDING        (EXCLUDING SECURITIES
                                    WARRANTS AND RIGHTS      OPTIONS, WARRANTS AND RIGHTS   REFLECTED IN COLUMN (a))
                                    -------------------      ----------------------------   ------------------------

         PLAN CATEGORY                      (a)                          (b)                          (c)

Equity compensation plans
approved by security holders(1)          2,700,457                      $14.12                      988,473

Equity compensation plans not
approved by security holders(2)              6,750                       $3.22                        N/A
                                         ---------

    Total                                2,707,207                      $14.10
                                         =========

(1) Consists of the Company's 2001 Incentive Stock Option Plan. See Note 15 of Notes to Consolidated Financial Statements.
(2) Consists of options granted to non-employee members of the Board of Directors.

                                         EQUITY COMPENSATION PLAN INFORMATION
                                            REGARDING CLASS B COMMON STOCK
--------------------------------------------------------------------------------------------------------------------
                                                                                              NUMBER OF SECURITIES
                                                                                            REMAINING AVAILABLE FOR
                                 NUMBER OF SECURITIES TO BE                                  FUTURE ISSUANCE UNDER
                                  ISSUED UPON EXERCISE OF     WEIGHTED-AVERAGE EXERCISE    EQUITY COMPENSATION PLANS
                                    OUTSTANDING OPTIONS,         PRICE OF OUTSTANDING        (EXCLUDING SECURITIES
                                    WARRANTS AND RIGHTS      OPTIONS, WARRANTS AND RIGHTS   REFLECTED IN COLUMN (a))
                                    -------------------      ----------------------------   ------------------------

         PLAN CATEGORY                      (a)                          (b)                          (c)

Equity compensation plans
approved by security holders(1)           367,466                       $13.08                     1,214,399

Equity compensation plans not
approved by security holders(2)            28,125                        $4.82                        N/A
                                           ------

    Total                                 395,591                       $12.49
                                          =======

(1) Consists of the Company's 2001 Incentive Stock Option Plan. See Note 15 of Notes to Consolidated Financial Statements.
(2) Consists of options granted to non-employee members of the Board of Directors.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
         ----------------------------------------------

         The information contained under the caption "TRANSACTIONS WITH DIRECTORS AND EXECUTIVE OFFICERS" in the Company's definitive proxy statement to be filed pursuant to Regulation 14(a) for its 2005 Annual Meeting of Shareholders is incorporated herein by this reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
         --------------------------------------

         The information contained under the caption "FEES PAID TO INDEPENDENT REGISTERED PUBLIC ACCOUNTANTS" in the Company's definitive proxy statement to be filed pursuant to Regulation 14(a) for its 2005 Annual Meeting of Shareholders is incorporated herein by this reference.

                                   PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
         ---------------------------------------

(a)      1. Financial Statements:                                          Page

         The following consolidated financial statements of the Company are included in Part II, Item 8:

         Report of Independent Registered Public Accounting Firm.........    54

         Report of Independent Registered Public Accounting Firm.........    55

         Consolidated Balance Sheets as of March 31, 2005 and 2004.......    56

         Consolidated Statements of Income for the Years Ended March 31,
         2005, 2004 and 2003.............................................    57

         Consolidated Statements of Comprehensive Income for the Years
         Ended March 31, 2005, 2004 and 2003.............................    58

         Consolidated Statements of Shareholders' Equity for the Years
         Ended March 31, 2005, 2004 and 2003.............................    59

         Consolidated Statements of Cash Flows for the Years Ended
         March 31, 2005, 2004 and 2003...................................    60

         Notes to Financial Statements................................... 61-86

         Controls and Procedures.........................................    87

         Evaluation of Disclosure Controls and Procedures................    87

         Management's Report on Internal Control over Financial
         Reporting.......................................................    87

         Changes in Internal Control over Financial Reporting............    88

         Report of Independent Registered Public Accounting Firm.........    88

         2. Financial Statement Schedules:

         Report of Independent Registered Public Accounting Firm
         regarding Financial Statement Schedule..........................    94

         Schedule II - Valuation and Qualifying Accounts.................    95

(b) Exhibits. See Exhibit Index on pages 97 through 104 of this Report. Management contracts and compensatory plans are designated on the Exhibit Index.

(c)      Financial Statement Schedules.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


Stockholders and Board of Directors
of K-V Pharmaceutical Company

The audits referred to in our report dated June 4, 2004, relating to the consolidated financial statements of K-V Pharmaceutical Company, which are included in Item 8 of this Form 10-K, included the audits of the accompanying financial statement schedule for the years ended March 31, 2004 and 2003. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based upon our audits. In our opinion, the 2004 and 2003 financial statement schedule presents fairly, in all material respects, the information set forth therein.

                                                        /s/ BDO SEIDMAN, LLP


Chicago, Illinois
June 4, 2004

                                             SCHEDULE II
                                  VALUATION AND QUALIFYING ACCOUNTS

                                                              ADDITIONS
                                              BALANCE AT     CHARGED TO       AMOUNTS         BALANCE
                                               BEGINNING      COSTS AND      CHARGED TO       AT END
                                                OF YEAR       EXPENSES        RESERVES        OF YEAR
                                                -------       --------        --------        -------
                                                                  (in thousands)

Year Ended March 31, 2003:
Allowance for doubtful accounts............    $   403        $    (81)       $   (100)       $   422
Reserves for sales allowances..............     18,958          98,929          88,229         29,658
Inventory obsolescence.....................      1,108           2,053           2,158          1,003
                                               -------        --------        --------        -------
                                               $20,469        $100,901        $ 90,287        $31,083
                                               =======        ========        ========        =======

Year Ended March 31, 2004:
Allowance for doubtful accounts............    $   422        $    (20)       $      -        $   402
Reserves for sales allowances..............     29,658         103,262         112,272         20,648
Inventory obsolescence.....................      1,003           2,442           2,443          1,002
                                               -------        --------        --------        -------
                                               $31,083        $105,684        $114,715        $22,052
                                               =======        ========        ========        =======

Year Ended March 31, 2005:
Allowance for doubtful accounts............    $   402        $    235        $    176        $   461
Reserves for sales allowances..............     20,648         133,475         133,067         21,056
Inventory obsolescence.....................      1,002           3,182           2,891          1,293
                                               -------        --------        --------        -------
                                               $22,052        $136,892        $136,134        $22,810
                                               =======        ========        ========        =======


Financial statements of K-V Pharmaceutical Company (separately) are omitted because KV is primarily an operating company and its subsidiaries included in the financial statements are wholly-owned and are not materially indebted to any person other than through the ordinary course of business.

                                 SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        K-V PHARMACEUTICAL COMPANY


Date: June 14, 2005                    By      /s/  Marc S. Hermelin
      -------                             -----------------------------------
                                          Vice Chairman of the Board and
                                          Chief Executive Officer
                                          (Principal Executive Officer)

Date: June 14, 2005                    By      /s/  Gerald R. Mitchell
      -------                             -----------------------------------
                                          Vice President and Chief
                                          Financial Officer
                                          (Principal Financial Officer)

Date: June 14, 2005                    By     /s/  Richard H. Chibnall
      -------                             -----------------------------------
                                          Vice President, Finance
                                          (Principal Accounting Officer)


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on the dates indicated by the following persons on behalf of the Company and in their capacities as members of the Board of Directors of the Company:

Date: June 14, 2005                    By      /s/  Marc S. Hermelin
                                          -----------------------------------
                                          Marc S. Hermelin

Date: June 14, 2005                    By      /s/  Victor M. Hermelin
                                          -----------------------------------
                                          Victor M. Hermelin

Date: June 14, 2005                    By      /s/  Norman D. Schellenger
                                          -----------------------------------
                                          Norman D. Schellenger

Date: June 14, 2005                    By      /s/  Alan G. Johnson
                                          -----------------------------------
                                          Alan G. Johnson

Date: June 14, 2005                    By      /s/  Kevin S. Carlie
                                          -----------------------------------
                                          Kevin S. Carlie

Date: June 14, 2005                    By      /s/  David A. Van Vliet
                                          -----------------------------------
                                          David Van Vliet

Date: June 14, 2005                    By      /s/  Jean M. Bellin
                                          -----------------------------------
                                          Jean M. Bellin

Date: June 14, 2005                    By      /s/  Terry B. Hatfield
                                          -----------------------------------
                                          Terry B. Hatfield

Date: June 14, 2005                    By      /s/  David S. Hermelin
                                          -----------------------------------
                                          David S. Hermelin

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

     4(b) Loan Agreement dated June 18, 1997 between the Company and its subsidiaries and LaSalle National Bank ("LaSalle"), which was filed as Exhibit 4(i) to the Company's Annual Report on Form 10-K for the year ended March 31, 1997, is incorporated herein by this reference.

     4(c) Revolving Note, dated June 18, 1997, by the Company and its subsidiaries in favor of LaSalle, which was filed as
                  Exhibit 4(j) to the Company's Annual Report on Form 10-K for the year ended March 31, 1997, is incorporated herein by this reference.

     4(d) Term Note, dated June 24, 1997, by the Company and its subsidiaries in favor of LaSalle, which was filed as
                  Exhibit 4(k) to the Company's Annual Report on Form 10-K for the year ended March 31, 1997, is incorporated herein by this reference.

     4(e) Reimbursement Agreement dated as of October 16, 1997, between the Company and LaSalle, which was filed as
                  Exhibit 4(f) to the Company's Annual Report on Form 10-K for the year ended March 31, 1998, is incorporated herein by this reference.

     4(f) Deed of Trust and Security Agreement dated as of October 16, 1997, between the Company and LaSalle, which was filed as Exhibit 4(g) to the Company's Annual Report on Form 10-K for the year ended March 31, 1998, is incorporated herein by this reference.

     4(g) First Amendment, dated as of October 28, 1998, to Loan Agreement between the Company and its subsidiaries and LaSalle, which was filed as Exhibit 4(h) to the Company's Annual Report on Form 10-K for the year ended March 31, 1999, is incorporated herein by this reference.

     4(h) Second Amendment, dated as of March 11, 1999, to Loan Agreement between the Company and its subsidiaries and LaSalle, which was filed as Exhibit 4(i) to the Company's Annual Report on Form 10-K for the year ended March 31, 1999, is incorporated herein by this reference.

     4(i) Third Amendment, dated June 22, 1999, to Loan Agreement between the Company and its subsidiaries and LaSalle, which was filed as Exhibit 4(j) to the Company's Annual Report on Form 10-K for the year ended March 31, 2000, is incorporated herein by this reference.

     4(j) Fourth Amendment, dated December 17, 1999, to Loan Agreement between the Company and its subsidiaries and LaSalle, which was filed as Exhibit 4(k) to the Company's Annual Report on Form 10-K for the year ended March 31, 2000, is incorporated herein by this reference.

     4(k) Fifth Amendment, dated December 21, 2001, to Loan Agreement between the Company and its subsidiaries and LaSalle, which was filed as Exhibit 4(l) to the Company's Annual Report on Form 10-K for the year ended March 31, 2002, is incorporated herein by this reference.

     4(l) Sixth Amendment, dated December 20, 2002, to Loan Agreement between the Company and its subsidiaries and LaSalle, which was filed as Exhibit 4(m) to the Company's Annual Report on Form 10-K for the year ended March 31, 2003, is incorporated herein by this reference.

     4(m) Seventh Amendment, dated April 28, 2003, to Loan Agreement between the Company and its subsidiaries and LaSalle, which was filed as Exhibit 4(n) to the Company's Annual Report on Form 10-K for the year ended March 31, 2003, is incorporated herein by this reference.

     4(n) Indenture dated as of May 16, 2003, by and between the Company and Deutsche Bank Trust Company Americas, filed on May 21, 2003, as Exhibit 4.1 to the Company's Current Report on Form 8-K, is incorporated herein by this reference.

     4(o) Registration Rights Agreement dated as of May 16, 2003, by and between the Company and Deutsche Bank Securities, Inc., as representative of the several Purchasers, filed on May 21, 2003 as Exhibit 4.2 to the Company's Current Report on Form 8-K, is incorporated herein by this reference.

     4(p) Eighth Amendment, dated June 30, 2003, to loan Agreement between the Company and its subsidiaries and LaSalle, which was filed as Exhibit 4(q) to the Company's Annual Report on Form 10-K for the year ended March 31, 2004, is incorporated herein by this reference.

     4(q)         Ninth Amendment, dated December 19, 2003, to Loan
                  Agreement between the Company and its subsidiaries and LaSalle, which was filed as Exhibit 4(r) to the Company's Annual Report on Form 10-K for the year ended March 31, 2004, is incorporated herein by this reference.

     4(r) Tenth Amendment, dated December 20, 2004, to Loan Agreement between the Company and its subsidiaries and LaSalle, filed on January 18, 2005, as Exhibit 10.1 to the Company's Current Report on Form 8-K, is incorporated herein by this reference.

     4(s) Amended and Restated Loan Agreement, dated December 31, 2004, among the Company and its subsidiaries, LaSalle National Bank Association and Citibank, F.S.B., filed on January 18, 2005, as Exhibit 10.2 to the Company's Current Report on Form 8-K, is incorporated herein by this reference.

     10(a)* First Amendment to and Restatement of the KV Pharmaceutical 1981 Employee Incentive Stock Option Plan, dated March 9, 1987 (the "Restated 1981 Option Plan"), which was filed as Exhibit 10(t) to the Company's Annual Report on Form 10-K for the year ended March 31, 1988, is incorporated herein by this reference.

     10(b)* Second Amendment to the Restated 1981 Option Plan, dated June 12, 1987, which was filed as Exhibit 10(u) to the Company's Annual Report on Form 10-K for the year ended March 31, 1988, is incorporated herein by this reference.

     10(c)* Revised Form of Stock Option Agreement, effective June 12, 1987, for the Restated 1981 Option Plan, which was filed as Exhibit 10(v) to the Company's Annual Report on Form 10-K for the year ended March 31, 1988, is incorporated herein by this reference.

     10(d)* Consulting Agreement between the Company and Victor M. Hermelin, Chairman of the Board, dated October 30, 1978, as amended October 30, 1982, and Employment Agreement dated February 20, 1974, referred to therein (which was filed as Exhibit 10(m) to the Company's Annual Report on Form 10-K for the year ended March 31, 1983) and subsequent Amendments dated as of August 12, 1986, which was filed as Exhibit 10(f) to the Company's Annual Report on Form 10-K for the year ended March 31, 1987, and dated as of September 15, 1987 (which was filed as Exhibit 10(s) to the Company's Annual Report on Form 10-K for the year ended March 31, 1988), and dated October 25, 1988 (which was filed as Exhibit 10(n) to the Company's Annual Report on Form 10-K for the year ended March 31, 1989), and dated October 30, 1989 (which was filed as Exhibit 10(n) to the Company's Annual Report on Form 10-K for the year ended March 31, 1990), and dated October 30, 1990 (which was filed as Exhibit 10(n) to the Company's Annual Report on Form 10-K for the year ended March 31, 1991), and dated as of October 30, 1991 (which was filed as Exhibit 10(i) to the Company's Annual Report on Form 10-K for the year ended March 31, 1992), are incorporated herein by this reference.

     10(e)* Restated and Amended Employment Agreement between the Company and Gerald R. Mitchell, Vice President, Finance, dated as of March 31, 1994, is incorporated herein by this reference.

     10(f)* Employment Agreement between the Company and Raymond F. Chiostri, Corporate Vice-President and President-Pharmaceutical Division, which was filed as
                  Exhibit 10(l) to the Company's Annual Report on Form 10-K for the year ended March 31, 1992, is incorporated herein by this reference.

     10(g) Lease of the Company's facility at 2503 South Hanley Road, St. Louis, Missouri, and amendment thereto, between the Company as Lessee and Marc S. Hermelin as Lessor, which was filed as Exhibit 10(n) to the Company's Annual Report on Form 10-K for the year ended March 31, 1983, is incorporated herein by this reference.

     10(h) Amendment to the Lease for the facility located at 2503 South Hanley Road, St. Louis, Missouri, between the Company as Lessee and Marc S. Hermelin as Lessor, which was filed as Exhibit 10(p) to the Company's Annual Report on Form 10-K for the year ended March 31, 1992, is incorporated herein by this reference.

     10(i)* KV Pharmaceutical Company Fourth Restated Profit Sharing Plan and Trust Agreement dated September 18, 1990, which was filed as Exhibit 4.1 to the Company's Registration Statement on Form S-8 No. 33-36400, is incorporated herein by this reference.

     10(j)* First Amendment to the KV Pharmaceutical Company Fourth Restated Profit Sharing Plan and Trust dated September 18, 1990, is incorporated herein by this reference.

     10(k)* Employment Agreement between the Company and Marc S. Hermelin, Vice-Chairman, dated November 15, 1993, which was filed as Exhibit 10(u) to the Company's Annual Report on Form 10-K for the year ended March 31, 1994, is incorporated herein by this reference.

     10(l)* Second Amendment dated as of June 1, 1995, to Employment Agreement between the Company and Marc S. Hermelin, which was filed as Exhibit 10(x) to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996, is incorporated herein by this reference.

     10(m)* Stock Option Agreement dated as of January 22, 1996, granting stock options to MAC & Co., which was filed as
                  Exhibit 10(z) to the Company's Annual Report on Form 10-K for the year ended March 31, 1996, is incorporated herein by this reference.

     10(n)* Third Amendment dated as of November 22, 1995, to Employment Agreement between the Company and Marc S. Hermelin, which was filed as Exhibit 10(aa) to the Company's Annual Report on Form 10-K for the year ended March 31, 1996, is incorporated herein by this reference.

     10(o)* Stock Option Agreement dated as of November 22, 1995, granting a stock option to Victor M. Hermelin, which was filed as Exhibit 10(bb) to the Company's Annual Report on Form 10-K for the year ended March 31, 1996, is incorporated herein by this reference.

     10(p)* Stock Option Agreement dated as of November 6, 1996, granting a stock option to Alan G. Johnson, which was filed as Exhibit 10(s) to the Company's Annual Report on Form 10-K for the year ended March 31, 2003, is incorporated herein by this reference.

     10(q)* Fourth Amendment to and Restatement, dated as of January 2, 1997, of the KV Pharmaceutical Company 1991 Incentive Stock Option Plan, which was filed as Exhibit 10(y) to the Company's Annual Report on Form 10-K for the year ended March 31, 1997, is incorporated herein by this reference.

     10(r)* Agreement between the Company and Marc S. Hermelin, Vice Chairman, dated December 16, 1996, with supplemental letter attached, which was filed as Exhibit 10(z) to the Company's Annual Report on Form 10-K for the year ended March 31, 1997, is incorporated herein by this reference.

     10(s) Amendment to Lease dated February 17, 1997, for the facility located at 2503 South Hanley Road, St. Louis, Missouri, between the Company as Lessee and Marc S. Hermelin as Lessor, which was filed as Exhibit 10(aa) to the Company's Annual Report on Form 10-K for the year ended March 31, 1997, is incorporated herein by this reference.

     10(t)* Stock Option Agreement dated as of January 3, 1997, granting a stock option to Marc S. Hermelin, which was filed as Exhibit 10(bb) to the Company's Annual Report on Form 10-K for the year ended March 31, 1999, is incorporated herein by this reference.

     10(u)* Stock Option Agreement dated as of May 15, 1997, granting a stock option to Marc S. Hermelin, which was filed as
                  Exhibit 10(cc) to the Company's Annual Report on Form 10-K for the year ended March 31, 1999, is incorporated herein by this reference.

     10(v)* Amendment, dated as of October 30, 1998, to Employment Agreement between the Company and Marc S. Hermelin, which was filed as Exhibit 10(ee) to the Company's Annual Report on Form 10-K for the year ended March 31, 1999, is incorporated herein by this reference.

     10(w) Exclusive License Agreement, dated as of April 1, 1999 between Victor M. Hermelin as licenser and the Company as licensee, which was filed as Exhibit 10(ff) to the Company's Annual Report on Form 10-K for the year ended March 31, 1999 is incorporated herein by this reference.

     10(x)* Stock Option Agreement dated as of March 31, 1999, granting a stock option to Victor M. Hermelin, which was filed as Exhibit 10(aa) to the Company's Annual Report on Form 10-K for the year ended March 31, 2001, is incorporated by this reference.

     10(y)* Stock Option Agreement dated as of March 31, 1999, granting a stock option to Norman D. Schellenger, which was filed as Exhibit 10(cc) to the Company's Annual Report on Form 10-K for the year ended March 31, 2003, is incorporated herein by this reference.

     10(z)* Stock Option Agreement dated as of April 1, 1999, granting a stock option to Marc S. Hermelin, which was filed as
                  Exhibit 10(gg) to the Company's Annual Report on Form 10-K for the year ended March 31, 2000, is incorporated by this reference.

     10(aa)* Stock Option Agreement dated as of August 16, 1999, granting a stock option to Marc S. Hermelin, which was filed as Exhibit 10 (hh) to the Company's Annual Report on Form 10-K for the year ended March 31, 2000, is incorporated by this reference.

     10(bb)* Stock Option Agreement dated as of October 13, 1999, granting a stock option to Alan G. Johnson, which was filed as Exhibit 10(ff) to the Company's Annual Report on Form 10-K for the year ended March 31, 2003, is incorporated herein by this reference.

     10(cc)* Stock Option Agreement dated as of October 13, 1999, granting a stock option to Alan G. Johnson, which was filed as Exhibit 10(gg) to the Company's Annual Report on Form 10-K for the year ended March 31, 2003, is incorporated herein by this reference.

     10(dd)* Stock Option Agreement dated as of October 13, 1999, granting a stock option to Alan G. Johnson, which was filed as Exhibit 10(hh) to the Company's Annual Report on Form 10-K for the year ended March 31, 2003, is incorporated herein by this reference.

     10(ee)* Stock Option Agreement dated as of October 13, 1999, granting a stock option to Alan G. Johnson, which was filed as Exhibit 10(ii) to the Company's Annual Report on Form 10-K for the year ended March 31, 2003, is incorporated herein by this reference.

     10(ff)* Amendment, dated December 2, 1999, to Employment Agreement between the Company and Marc S. Hermelin, Vice-Chairman, which was filed as Exhibit 10(ii) to the Company's Annual Report on Form 10-K for the year ended March 31, 2000, is incorporated by this reference.

     10(gg)* Employment Agreement between the Company and Alan G. Johnson, Senior Vice-President, Strategic Planning and Corporate Growth, dated September 27, 1999, which was filed as Exhibit 10(jj) to the Company's Annual Report on Form 10-K for the year ended March 31, 2000, is incorporated by this reference.

     10(hh)* Consulting Agreement, dated as of May 1, 1999, between the Company and Victor M. Hermelin, Chairman, which was filed as Exhibit 10(kk) to the Company's Annual Report on Form 10-K for the year ended March 31, 2000, is incorporated by this reference.

     10(ii)* Stock Option Agreement dated as of June 1, 2000, granting a stock option to Marc S. Hermelin, which was filed as
                  Exhibit 10(gg) to the Company's Annual Report on Form 10-K for the year ended March 31, 2001, is incorporated by this reference.

     10(jj)* Stock Option Agreement dated as of June 1, 2000, granting a stock option to Marc S. Hermelin, which was filed as
                  Exhibit 10(hh) to the Company's Annual Report on Form 10-K for the year ended March 31, 2001, is incorporated by this reference.

     10(kk)* Stock Option Agreement dated as of April 9, 2001, granting a stock option to Kevin S. Carlie, which was filed as
                  Exhibit 10(ii) to the Company's Annual Report on Form 10-K for the year ended March 31, 2002, is incorporated herein by this reference.

     10(ll)* Stock Option Agreement dated as of April 9, 2001, granting a stock option to Marc S. Hermelin, which was filed as
                  Exhibit 10(jj) to the Company's Annual Report on Form 10-K for the year ended March 31, 2002, is incorporated herein by this reference.

     10(mm)* Stock Option Agreement dated as of April 9, 2001, granting a stock option to Marc S. Hermelin, which was filed as
                  Exhibit 10(kk) to the Company's Annual Report on Form 10-K for the year ended March 31, 2002, is incorporated herein by this reference.

     10(nn)* Stock Option Agreement dated as of July 26, 2002, granting a stock option to Marc S. Hermelin, which was filed as
                  Exhibit 10(rr) to the Company's Annual Report on Form 10-K for the year ended March 31, 2003, is incorporated herein by this reference.

     10(oo)* Stock Option Agreement dated as of October 21, 2002, granting a stock option to John P. Isakson, which was filed as Exhibit 10(ss) to the Company's Annual Report on Form 10-K for the year ended March 31, 2003, is incorporated herein by this reference.

     10(pp) License Agreement by and between the Company and FemmePharma, Inc., dated as of April 18, 2002, which was filed as Exhibit 10(tt) to the Company's Annual Report on Form 10-K for the year ended March 31, 2003, is incorporated herein by this reference.

     10(qq) Stock Purchase Agreement by and between the Company and FemmePharma, Inc., dated as of April 18, 2002, which was filed as Exhibit 10(uu) to the Company's Annual Report on Form 10-K for the year ended March 31, 2003, is incorporated herein by this reference.

     10(rr) Product Acquisition Agreement by and between the Company and Schwarz Pharma dated as of March 31, 2003, which was filed as Exhibit 10(vv) to the Company's Annual Report on Form 10-K for the year ended March 31, 2003, is incorporated herein by this reference.

     10(ss) Product Acquisition Agreement by and between the Company and Altana Inc. dated as of March 31, 2003, which was filed as Exhibit 10(ww) to the Company's Annual Report on Form 10-K for the year ended March 31, 2003, is incorporated herein by this reference.

     10(tt)* Stock Option Agreement dated as of October 21, 2002, granting a stock option to John P. Isakson, which was filed as Exhibit 10(xx) to the Company's Annual Report on Form 10-K for the year ended March 31, 2003, is incorporated herein by this reference.

     10 (uu)* Stock Option Agreement dated as of May 30, 2003, granting a stock option to Marc S. Hermelin, which was filed as Exhibit 10(yy) to the Company's Annual Report on Form 10-K for the year ended March 31, 2004, is incorporated herein by this reference.

     10(vv)* Amendment, dated November 5, 2004, to Employment Agreement between the Company and Marc S. Hermelin, Vice-Chairman, which was filed as Exhibit 10(a) to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, is incorporated herein by this reference.

     10(ww) Agreement and Plan of Merger by and among K-V Pharmaceutical Company, Kestrel-Falcon Acquisition Corporation, FP1096, Inc., and FemmePharma Holding Company, Inc., dated as of May 4, 2005, filed herewith.

     21           List of Subsidiaries, filed herewith.

     23.1         Consent of KPMG LLP, filed herewith.

     23.2         Consent of BDO Seidman, LLP, filed herewith.

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