Form 10-Q
period 2005-06-30
KV PHARMACEUTICAL CO /DE/
filed 2005-08-09
CIK 57055

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

                FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2005
                                               -------------

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

                               (314) 645-6600
------------------------------------------------------------------------------
            (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

      INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS) AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES X NO
                                                              ---    ---

INDICATE BY CHECK MARK WHETHER THE REGISTRANT IS AN ACCELERATED FILER (AS DEFINED IN EXCHANGE ACT RULE 12B-2). YES X NO
                                          ---    ---

             TITLE OF CLASS OF                         NUMBER OF SHARES
               COMMON STOCK                    OUTSTANDING AS OF AUGUST 1, 2005
               ------------                    --------------------------------

CLASS A COMMON STOCK, PAR VALUE $.01 PER SHARE           36,170,170
CLASS B COMMON STOCK, PAR VALUE $.01 PER SHARE           13,128,424

PART I. - FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS

                          K-V PHARMACEUTICAL COMPANY AND SUBSIDIARIES
                              CONSOLIDATED STATEMENTS OF INCOME
                       (Unaudited; in thousands, except per share data)

                                                                       THREE MONTHS ENDED,
                                                                            JUNE 30,
                                                                 ------------------------------
                                                                   2005                   2004
                                                                 --------               -------

Net revenues...........................................          $ 85,475               $66,087
Cost of sales..........................................            26,202                23,734
                                                                 --------               -------
Gross profit...........................................            59,273                42,353
                                                                 --------               -------

Operating expenses:
  Research and development.............................             7,632                 4,624
  Purchased in-process research and development........            30,441                     -
  Selling and administrative...........................            37,360                24,131
  Amortization of intangible assets....................             1,180                 1,122
                                                                 --------               -------
Total operating expenses...............................            76,613                29,877
                                                                 --------               -------

Operating income (loss)................................           (17,340)               12,476
                                                                 --------               -------

Other expense (income):
  Interest expense.....................................             1,377                 1,446
  Interest and other income............................            (1,053)                 (513)
                                                                 --------               -------
Total other expense, net...............................               324                   933
                                                                 --------               -------

Income (loss) before income taxes......................           (17,664)               11,543
Provision for income taxes.............................             4,280                 3,982
                                                                 --------               -------

Net income (loss)......................................          $(21,944)              $ 7,561
                                                                 ========               =======

Earnings (loss) per common share:
  Basic Class A common.................................          $  (0.45)              $  0.16
  Basic Class B common.................................             (0.45)                 0.14

  Diluted..............................................          $  (0.45)              $  0.14


SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   K-V PHARMACEUTICAL COMPANY AND SUBSIDIARIES
                                           CONSOLIDATED BALANCE SHEETS
                                        (In thousands, except share data)

                                                                                         JUNE 30,        MARCH 31,
                                                                                           2005            2005
                                                                                           ----            ----
                                                                                        (unaudited)

                                            ASSETS
                                            ------
CURRENT ASSETS:
Cash and cash equivalents............................................................    $ 96,944        $159,825
Marketable securities................................................................      55,929          45,694
Receivables, less allowance for doubtful accounts of $461 and $461
 at June 30, 2005 and March 31, 2005, respectively...................................      62,572          62,361
Inventories, net.....................................................................      59,766          53,945
Prepaid and other assets.............................................................       4,977           9,530
Deferred tax asset...................................................................       6,555           5,827
                                                                                         --------        --------
  Total Current Assets...............................................................     286,743         337,182
Property and equipment, less accumulated depreciation................................     151,612         131,624
Intangible assets and goodwill, net..................................................      76,099          76,430
Other assets.........................................................................      19,319          13,081
                                                                                         --------        --------
TOTAL ASSETS.........................................................................    $533,773        $558,317
                                                                                         ========        ========

                                         LIABILITIES
                                         -----------
CURRENT LIABILITIES:
Accounts payable.....................................................................    $ 14,313        $ 18,011
Accrued liabilities..................................................................      14,986          15,733
Current maturities of long-term debt.................................................         973             973
                                                                                         --------        --------
  Total Current Liabilities..........................................................      30,272          34,717
Long-term debt.......................................................................     209,524         209,767
Other long-term liabilities..........................................................       4,817           4,477
Deferred tax liability...............................................................      18,354          16,654
                                                                                         --------        --------
TOTAL LIABILITIES....................................................................     262,967         265,615
                                                                                         --------        --------

COMMITMENTS AND CONTINGENCIES
                                     SHAREHOLDERS' EQUITY
                                     --------------------

7% cumulative convertible Preferred Stock, $.01 par value; $25.00 stated and liquidation value; 840,000 shares authorized; issued and outstanding --
 40,000 shares at June 30, 2005 and March 31, 2005 (convertible into Class A
 shares at a ratio of  8.4375 to one)................................................          --              --
Class A and Class B Common Stock, $.01 par value;150,000,000 and
 75,000,000 shares authorized, respectively;
  Class A - issued 39,273,151 and 39,059,428 at June 30, 2005
   and March 31, 2005, respectively..................................................         393             391
  Class B - issued 13,231,326 and 13,422,101 at June 30, 2005 and March 31, 2005,
   respectively (convertible into Class A shares on a one-for-one basis).............         132             134
Additional paid-in capital...........................................................     128,280         128,182
Retained earnings....................................................................     195,818         217,779
Accumulated other comprehensive loss.................................................        (133)           (133)
Less: Treasury stock, 3,112,394 shares of Class A and 92,902 shares of Class B
 Common Stock at June 30, 2005, respectively, and 3,111,003 shares of Class A and
 92,902 shares of Class B Common Stock at March 31, 2005, respectively, at cost......     (53,684)        (53,651)
                                                                                         --------        --------
TOTAL SHAREHOLDERS' EQUITY...........................................................     270,806         292,702
                                                                                         --------        --------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY...........................................    $533,773        $558,317
                                                                                         ========        ========

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  K-V PHARMACEUTICAL COMPANY AND SUBSIDIARIES
                                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                           (Unaudited; in thousands)

                                                                                        THREE MONTHS ENDED
                                                                                             JUNE 30,
                                                                                    --------------------------
                                                                                      2005              2004
                                                                                    --------          --------
OPERATING ACTIVITIES:
Net income (loss)......................................................             $(21,944)         $  7,561
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
  Acquired in-process research and development........................                29,570                 -
  Depreciation, amortization and other non-cash charges...............                 3,891             3,341
  Deferred income tax provision.......................................                   727             1,611
  Deferred compensation...............................................                   340                75
Changes in operating assets and liabilities:
  Increase in receivables, net........................................                  (211)           (2,063)
  Increase in inventories, net........................................                (5,821)           (2,520)
  Decrease (increase) in prepaid and other assets.....................                 4,777              (123)
  Decrease in accounts payable and accrued............................
   liabilities......................................................                  (4,869)           (2,279)
                                                                                    --------          --------
Net cash provided by operating activities..............................                6,460             5,603
                                                                                    --------          --------

INVESTING ACTIVITIES:
  Purchase of property and equipment, net.............................               (22,392)          (13,757)
  Purchase of marketable securities...................................               (10,235)          (10,097)
  Purchase of preferred stock.........................................               (11,300)                -
  Product acquisition.................................................               (25,219)                -
                                                                                    --------          --------
Net cash used in investing activities..................................              (69,146)          (23,854)
                                                                                    --------          --------

FINANCING ACTIVITIES:
  Principal payments on long-term debt................................                  (243)             (244)
  Dividends paid on preferred stock...................................                   (17)              (17)
  Purchase of common stock for treasury...............................                   (33)           (2,425)
  Proceeds from exercise of common stock options......................                    98             2,698
                                                                                    --------          --------
Net cash provided by (used in) financing activities....................                 (195)               12
                                                                                    --------          --------
Decrease in cash and cash equivalents..................................              (62,881)          (18,239)
Cash and cash equivalents:
  Beginning of year...................................................               159,825           191,581
                                                                                    --------          --------
  End of period.......................................................              $ 96,944          $173,342
                                                                                    ========          ========

SUPPLEMENTAL INFORMATION:
  Interest paid, net of capitalized interest..........................              $  2,194          $  2,464
  Income taxes paid...................................................                     -               663


SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                    (in thousands, except per share data)

1.  BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of K-V Pharmaceutical Company ("KV" or the "Company") have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. However, in the opinion of management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations and cash flows for the three month period ended June 30, 2005 is not necessarily indicative of the results of operations and cash flows that may be expected for the fiscal year ending March 31, 2006. The interim consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2005. The balance sheet information as of March 31, 2005 has been derived from the Company's audited consolidated balance sheet as of that date.

2.  ACQUISITION AND LICENSE AGREEMENTS

In May 2005, the Company and FemmePharma, Inc. ("FemmePharma") mutually agreed to terminate the license agreement between them entered into in April 2002. As part of this transaction, the Company acquired all of the common stock of FemmePharma for $25,000 after certain assets of the entity had been distributed to FemmePharma's other shareholders. Under a separate agreement, the Company had previously invested $5,000 in FemmePharma's convertible preferred stock. Included in the Company's acquisition of FemmePharma are the worldwide marketing rights to an endometriosis product that has successfully completed Phase II clinical trials. This product was originally part of the licensing arrangement with FemmePharma that provided the Company, among other things, marketing rights for the product principally in the United States. In accordance with the new agreement, the Company is assuming responsibility for conducting the proposed Phase III clinical study, has acquired worldwide licensing rights of the endometriosis product, is no longer responsible for milestone payments and royalties specified in the original licensing agreement, and has secured exclusive worldwide rights for use of the FemmePharma technology for vaginal anti-infective products. During the three months ended June 30, 2005, the Company recorded expense in connection with the FemmePharma acquisition of $30,441 that consisted of $29,570 for acquired in-process research and development and $871 in direct expenses related to the transaction. The acquired in-process research and development charge represented the estimated fair value of the endometriosis product being developed that, at the time of the acquisition, had no alternative future use and for which technological feasibility had not been established. The Company also allocated $375 of the purchase price for a non-compete agreement and $300 of the purchase price for the royalty-free worldwide license to use FemmePharma's technology for vaginal anti-infective products acquired in the transaction. The allocation of the purchase price is preliminary.

In May 2005, the Company entered into a long-term product development and marketing license agreement with Strides Arcolab, Ltd, (Strides) an Indian generic pharmaceutical developer and manufacturer, for exclusive marketing rights in the United States and Canada for 10 new generic drugs. Under the agreement, Strides will be responsible for developing, submitting for regulatory approval and manufacturing the 10 products and the Company will be responsible for exclusively marketing the products in the territories covered by the agreement. Under a separate agreement, the Company invested $11,300 in Strides' redeemable preferred stock. The $11,300 investment has been accounted for using the cost method and is included in "Other assets" in the accompanying consolidated balance sheets.

3.  STOCK-BASED COMPENSATION

The Company grants stock options for a fixed number of shares to employees with an exercise price greater than or equal to the fair value of the shares at the date of grant. As permissible under Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation, the Company elected to continue to account for stock option grants to employees in accordance with Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees and related interpretations. APB 25 requires that compensation cost related to fixed stock option plans be recognized only to the extent that the fair value of the shares at the grant date exceeds the exercise price. Accordingly, no compensation expense is recognized for stock option awards granted to employees at or above fair value. Had the Company determined compensation expense using the fair value method prescribed by SFAS 123, the Company's net income (loss) and earnings
(loss) per share would have been as follows:

                                                                  THREE MONTHS ENDED
                                                                       JUNE 30,
                                                                ----------------------
                                                                  2005           2004
                                                                  ----           ----

         Net income (loss), as reported.................        $(21,944)       $7,561
         Stock based employee
          compensation expense,
          net of related tax effects...................             (131)         (157)
                                                                --------        ------
         Pro forma net income (loss)....................        $(22,075)       $7,404
                                                                ========        ======

         Earnings (loss) per share:
           Basic Class A common - as reported..........         $ (0.45)        $ 0.16
           Basic Class A common - pro forma............           (0.45)          0.16
           Basic Class B common - as reported..........           (0.45)          0.14
           Basic Class B common - pro forma............           (0.45)          0.13
           Diluted - as reported.......................           (0.45)          0.14
           Diluted - pro forma.........................           (0.45)          0.14

The weighted average fair value of the options has been estimated on the date of grant using the following weighted average assumptions for grants during the three months ended June 30, 2005 and 2004, respectively: no dividend yield; expected volatility of 34% and 41% for Class A common stock; expected volatility of 31% and 38% for Class B common stock; risk-free interest rate of 3.87% and 3.70% per annum; and expected option terms ranging from 3 to 10 years for both periods. Weighted averages are used because of varying assumed exercise dates.

4.  EARNINGS PER SHARE

    The following table sets forth the computation of basic and diluted earnings (loss) per share:

                                                                       THREE MONTHS ENDED
                                                                            JUNE 30,
                                                                     ----------------------
                                                                       2005          2004
                                                                       ----          ----
Undistributed earnings (loss):
  Net income (loss)........................................          $(21,944)      $ 7,561
  Less - preferred stock dividends.........................               (17)          (17)
                                                                     --------       -------
  Undistributed earnings (loss) - basic EPS................           (21,961)        7,544
  Add - preferred stock dividends..........................                 -            17
  Add - interest expense on convertible
   notes, net of tax.......................................                 -         1,009
                                                                     --------       -------
  Net income (loss) - diluted EPS..........................          $(21,961)      $ 8,570
                                                                     ========       =======
Allocation of undistributed earnings (loss) - basic EPS:
  Class A common stock.....................................          $(16,013)      $ 5,369
  Class B common stock.....................................            (5,948)        2,175
                                                                     --------       -------
    Total allocated earnings (loss) - basic EPS............          $(21,961)      $ 7,544
                                                                     ========       =======
Weighted average shares outstanding - basic:
  Class A common stock.....................................            35,961        33,048
  Class B common stock.....................................            13,359        16,068
                                                                     --------       -------
    Total weighted average shares
     outstanding - basic...................................            49,320        49,116
                                                                     --------       -------
Effect of dilutive securities:
  Employee stock options...................................                 -         1,476
  Convertible preferred stock..............................                 -           338
  Convertible notes........................................                 -         8,692
                                                                     --------       -------
    Dilutive potential common shares.......................                 -        10,506
                                                                     --------       -------
    Total weighted average shares
     outstanding - diluted.................................            49,320        59,622
                                                                     ========       =======
Basic earnings (loss) per share:
  Class A common stock.....................................          $  (0.45)      $  0.16
  Class B common stock.....................................             (0.45)         0.14
Diluted earnings (loss) per share(1) (2)...................          $  (0.45)      $  0.14

     (1) For the three months ended June 30, 2005, there were stock options to purchase 3,227 shares of Class A and Class B common stock, preferred shares convertible into 338 shares of Class A common stock and $200,000 principal amount of Convertible Subordinated Notes convertible into 8,692 shares of Class A common stock that were excluded from the computation of diluted loss per share because their effect would have been anti-dilutive.

     (2) For the three months ended June 30, 2004, excluded from the computation of diluted earnings per share were options to purchase 162 Class A and Class B common shares whose exercise prices were greater than the average market price of the common shares for the period reported.

5.  REVENUE RECOGNITION

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

Accruals for sales provisions are presented in the consolidated financial statements as reductions to net revenues and accounts receivable. Sales provisions totaled $37,061 and $24,988 for the three months ended June 30, 2005 and 2004, respectively. The reserve balances related to the sales provisions totaled $24,886 and $21,056 at June 30, 2005 and March 31, 2005, respectively, and are deducted from "Receivables, less allowance for doubtful accounts" in the accompanying consolidated balance sheets.

6.  INVENTORIES

    Inventories consist of the following:

                                                      JUNE 30, 2005     MARCH 31, 2005
                                                      -------------     --------------

           Finished goods.....................           $32,238           $30,521
           Work-in-process....................             7,822             5,773
           Raw materials......................            19,706            17,651
                                                         -------           -------
                                                         $59,766           $53,945
                                                         =======           =======

Management establishes reserves for potentially obsolete or slow-moving inventory based on an evaluation of inventory levels, forecasted demand and market conditions.

7.  INTANGIBLE ASSETS AND GOODWILL

    Intangible assets and goodwill consist of the following:

                                                         JUNE 30, 2005                    MARCH 31, 2005
                                                  --------------------------        -------------------------
                                                   GROSS                             GROSS
                                                  CARRYING      ACCUMULATED         CARRYING     ACCUMULATED
                                                   AMOUNT       AMORTIZATION         AMOUNT      AMORTIZATION
                                                  --------      ------------        --------     ------------

Product rights - Micro-K(R)..................      $36,140        $(11,355)         $36,140        $(10,904)
Product rights - PreCare(R)...............           8,433          (2,495)           8,433          (2,389)
Trademarks acquired:
  Niferex(R)..............................          14,834          (1,669)          14,834          (1,484)
  Chromagen(R)/StrongStart(R).............          27,642          (3,110)          27,642          (2,764)
License agreements........................           4,468            (165)           4,168            (120)
Covenant not to compete...................             375              (6)               -               -
Trademarks and patents....................           2,988            (538)           2,814            (497)
                                                   -------        --------          -------        --------
  Total intangible assets.................          94,880         (19,338)          94,031         (18,158)
Goodwill..................................             557               -              557               -
                                                   -------        --------          -------        --------
                                                   $95,437        $(19,338)         $94,588        $(18,158)
                                                   =======        ========          =======        ========

As of June 30, 2005, the Company's intangible assets have a weighted average useful life of approximately 19 years. Amortization expense for intangible assets was $1,180 and $1,122 for the three months ended June 30, 2005 and 2004, respectively.

Assuming no additions, disposals or adjustments are made to the carrying values and/or useful lives of the intangible assets, annual amortization expense on product rights, trademarks acquired and other intangible assets is estimated to be approximately $3,577 for the remainder of fiscal 2006 and approximately $4,769 in each of the four succeeding fiscal years.

8.   REVOLVING CREDIT AGREEMENT

As of June 30, 2005, the Company has credit agreements with two banks that provide for revolving lines of credit for borrowing up to $140,000. The credit agreements provide for $80,000 in revolving lines of credit along with supplemental credit lines of $60,000 for financing acquisitions. These credit facilities expire in October 2006 and December 2005, respectively. The revolving credit lines are unsecured and interest is charged at the lower of the prime rate or the one-month LIBOR rate plus 175 basis points. At June 30, 2005, the Company had no cash borrowings outstanding under either credit facility. The credit agreements include covenants that impose minimum levels of earnings before interest, taxes, depreciation and amortization, a maximum funded debt ratio, a limit on capital expenditures and dividend payments, a minimum fixed charge ratio and a maximum senior leverage ratio.

9.  LONG-TERM DEBT

    Long-term debt consists of the following:

                                                                 JUNE 30, 2005       MARCH 31, 2005
                                                                 -------------       --------------

             Building mortgages..........................          $ 10,497             $ 10,740
             Convertible notes...........................           200,000              200,000
                                                                   --------             --------
                                                                    210,497              210,740
             Less current portion........................              (973)                (973)
                                                                   --------             --------
                                                                   $209,524             $209,767
                                                                   ========             ========

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

The Company has reserved 8,692 shares of Class A common stock for issuance in the event the Notes are converted into the Company's common shares.

Certain conversion features of the Notes and the contingent interest feature meet the criteria of and qualify as embedded derivatives. Although these features represent embedded derivative financial instruments, based on the de minimis value of them at the time of issuance and at June 30, 2005, no value has been assigned to these embedded derivatives.

The Notes, which are unsecured, do not contain any restrictions on the payment of dividends, the incurrence of additional indebtedness or the repurchase of the Company's securities, and do not contain any financial covenants.

10. COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) includes all changes in equity during a period except those that resulted from investments by or distributions to the Company's shareholders. Other comprehensive income refers to revenues, expenses, gains and losses that, under generally accepted accounting principles, are included in comprehensive income, but excluded from net income (loss) as these amounts are recorded directly as an adjustment to shareholders' equity. For the Company, comprehensive income (loss) is comprised of net income (loss) and the net changes in unrealized gains and losses on available for sale marketable securities, net of applicable income taxes. Total comprehensive income (loss) totaled $(21,944) and $7,428 for the three months ended June 30, 2005 and 2004, respectively.

11. SEGMENT REPORTING

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

The following represents information for the Company's reportable operating segments for the three months ended June 30, 2005 and 2004.

                                THREE MONTHS
                                   ENDED          BRANDED     SPECIALTY      SPECIALTY      ALL
                                  JUNE 30,       PRODUCTS      GENERICS      MATERIALS     OTHER     ELIMINATIONS   CONSOLIDATED
                                  --------       --------      --------      ---------     -----     ------------   ------------
   Net revenues                     2005          $31,878      $47,398        $4,853     $  1,346      $     -        $ 85,475
                                    2004           15,919       45,455         4,131          582            -          66,087

   Segment profit (loss)            2005           11,646       24,521         1,180      (55,011)           -         (17,664)
                                    2004            1,651       25,627           472      (16,207)           -          11,543

   Identifiable assets              2005           24,636       69,214         9,000      432,081       (1,158)        533,773
                                    2004           20,394       76,430         7,667      430,835       (1,158)        534,168

   Property and                     2005              121            -           191       22,080            -          22,392
     equipment additions            2004                -            -             -       13,757            -          13,757

   Depreciation and                 2005              139           71            40        3,641            -           3,891
     Amortization                   2004              105           30            35        3,171            -           3,341

Consolidated revenues are principally derived from customers in North America and substantially all property and equipment is located in the St. Louis, Missouri metropolitan area.

12. CONTINGENCIES - LITIGATION

The Company and ETHEX are named as defendants in a case brought by CIMA LABS, Inc. and Schwarz Pharma, Inc. and styled CIMA LABS, Inc. et. al. v. KV Pharmaceutical Company et. al. filed in Federal District Court in Minnesota. It is alleged that the Company and ETHEX infringed on a CIMA patent in connection with the manufacture and sale of Hyoscyamine Sulfate Orally Dissolvable Tablets, 0.125 mg. The court has denied the plaintiffs' motion for a preliminary injunction, which allows ETHEX to continue marketing the product during the pendancy of the subject lawsuit. The Company filed several motions for summary judgment requesting that the Court rule that the relevant patent is unenforceable, invalid or not infringed. These motions were denied and the issues will be considered at trial. CIMA and Schwarz filed a summary judgment motion seeking the court to rule that the patent is valid in the face of some prior art references cited by the Company as providing support for its invalidity defense. The Court granted the motion; however, other bases for invalidity are being asserted. The Company intends to vigorously defend its interests; however, it cannot give any assurance it will prevail.

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

KV previously distributed several pharmaceutical products that contained phenylpropanolamine, or PPA, and that were discontinued in 2000 and 2001. The Company is presently named a defendant in a product liability lawsuit in Federal District Court in Mississippi involving PPA. The suit originated out of a case, Virginia Madison, et al. v. Bayer Corporation, et al. The original suit was filed in December 2002, but was not served on KV until February 2003. The case was originally filed in the Circuit Court of Hinds County, Mississippi, and was removed to the Federal District Court for the Southern District of Mississippi by then co-defendant Bayer Corporation. The case has been transferred to a Judicial Panel on Multi-District Litigation for PPA claims sitting in the Western District of Washington. The claims against the Company have been segregated into a lawsuit brought by Johnny Fulcher individually and on behalf of the wrongful death beneficiaries of Linda Fulcher, deceased, against the Company. It alleges bodily injury, wrongful death, economic injury, punitive damages, loss of consortium and/or loss of services from the use of the Company's distributed pharmaceuticals containing PPA that have since been discontinued and/or reformulated to exclude PPA. In May 2004, the case was dismissed with prejudice by the Federal District Court for the Western District of Washington for a failure to timely file an individual complaint as required by certain court orders. The plaintiff filed a request for reconsideration which was opposed and subsequently denied by the Court in June 2004. In July 2004, the plaintiff filed a notice of appeal of the dismissal. The Company has opposed this appeal. The Company intends to vigorously defend its interests; however, it cannot give any assurance it will prevail.

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

After the Company filed ANDAs with the FDA seeking permission to market a generic version of the 50 mg, 100 mg, and 200 mg strengths of Toprol(R) XL in extended release capsule form, AstraZeneca filed lawsuits against KV for patent infringement under the provisions of the Hatch-Waxman Act. In the Company's Paragraph IV certification, KV contended that its proposed generic versions do not infringe AstraZeneca's patents. Pursuant to the Hatch-Waxman Act, the filing date of the suit against the Company instituted an automatic stay of FDA approval of the Company's ANDA until the earlier of a judgment, or 30 months from the date of the suit. The Company has filed motions for summary judgment with the Federal District Court in Missouri alleging, among other things, that AstraZeneca's patent is invalid and unenforceable. There is no trial setting yet. The Company intends to vigorously defend its interests; however, it cannot give any assurance it will prevail.

The Company and/or ETHEX have been named as defendants in certain multi-defendant cases alleging that the defendants reported improper or fraudulent pharmaceutical pricing information, i.e., Average Wholesale Price, or AWP and/or Wholesale Acquisition Cost, or WAC, information, which caused the governmental plaintiffs to incur excessive costs for pharmaceutical products under the Medicaid program. Cases of this type have been filed against the Company and/or ETHEX and other pharmaceutical manufacturer defendants by the State of Massachusetts, the State of Alabama, New York City, and approximately 29 counties in New York State (less than ten of which have been formally served on the Company or ETHEX). The New York City case and all New York County cases have been transferred to the Federal District Court for the District of Massachusetts for coordinated or consolidated pretrial proceedings under the Average Wholesale Price Multidistrict Litigation (MDL No. 1456). One of the counties, Erie County, is challenging the transfer. Each of these actions is in the early stages, and fact discovery has not yet begun in any of the cases other than the Alabama case, where the State's first discovery request has been filed. The Company intends to vigorously defend its interests in the actions described above; however, it cannot give any assurance it will prevail.

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

On May 20, 2005, the Company was notified by the SEC that a non-public formal investigation was initiated that appears to relate to the Form 8-K disclosures the Company made on July 13, 2004. The Company believes the matter will be satisfactorily resolved.

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

13. RECENTLY ISSUED ACCOUNTING STANDARDS

In September 2004, the EITF reached a consensus that contingently convertible debt instruments should be included in diluted earnings per share computations (if dilutive) regardless of whether the market price trigger (or other contingent feature) has been met. Additionally, the EITF stated that prior period earnings per share amounts presented for comparative purposes should be restated to conform to this consensus, which is effective for reporting periods ending after December 15, 2004. The consensus adopted by the EITF required the addition of 8,692 shares associated with the conversion of the Company's $200,000 principal amount Convertible Subordinated Notes to the number of shares outstanding for the calculation of diluted earnings per share for all reported periods since the issuance of the Notes.

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

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This Form 10-Q, including the documents that we incorporate herein by reference, contains various forward-looking statements within the meaning of the United States Private Securities Litigation Reform Act of 1995 ("PSLRA"), and which may be based on or include assumptions, concerning our operations, future results and prospects. Such statements may be identified by the use of words like "plans," "expect," "aim," "believe," "projects," "anticipate," "commit," "intend," "estimate," "will," "should," "could," and other expressions that indicate future events and trends.

All statements that address expectations or projections about the future, including without limitation, statements about our strategy for growth, product development, regulatory approvals, market position, expenditures and financial results, are forward-looking statements.

All forward-looking statements are based on current expectations and are subject to risk and uncertainties. In connection with the "safe harbor" provisions, we provide the following cautionary statements identifying important economic, political and technology factors which, among others, could cause actual results or events to differ materially from those set forth or implied by the forward-looking statements and related assumptions.

Such factors include (but are not limited to) the following: (1) changes in the current and future business environment, including interest rates and capital and consumer spending; (2) the difficulty of predicting FDA approvals, including the timing, and that any period of exclusivity may not be realized; (3) acceptance and demand for new pharmaceutical products; (4) the impact of competitive products and pricing; (5) new product development and launch, including but not limited to the possibility that any product launch may be delayed or that product acceptance may be less than anticipated; (6) reliance on key strategic alliances; (7) the availability of raw materials; (8) the regulatory environment; (9) fluctuations in operating results; (10) the difficulty of predicting international regulatory approval, including the timing; (11) the difficulty of predicting the pattern of inventory movements by our customers; (12) the impact of competitive response to our sales, marketing and strategic efforts; (13) risks that we may not ultimately prevail in our litigation; and (14) the risks detailed from time to time in our filings with the Securities and Exchange Commission.

This discussion is by no means exhaustive, but is designed to highlight important factors that may impact the Company's outlook. We are under no obligation to update any of the forward-looking statements after the date of this report.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Except for the historical information contained herein, the following discussion contains forward-looking statements that are subject to known and unknown risks, uncertainties, and other factors that may cause our actual results to differ materially from those expressed or implied by those forward-looking statements. These risks, uncertainties and other factors are discussed above under the caption "Cautionary Statement Regarding Forward-Looking Information." In addition, the following discussion and analysis of financial condition and results of operations should be read in conjunction with the consolidated financial statements, the related notes to consolidated financial statements and "Management's Discussion and Analysis of Results of Operations and Financial Condition" included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2005, and the unaudited interim consolidated financial statements and related notes to unaudited interim consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q.

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

We have a broad portfolio of drug delivery technologies which we leverage to create technologically- distinguished brand name and specialty generic products. We have developed and patented 15 drug delivery and formulation technologies primarily in four principal areas: SITE RELEASE(R) bioadhesives, oral controlled release, tastemasking and oral quick dissolving tablets. We incorporate these technologies in the products we market to control and improve the absorption and utilization of active pharmaceutical compounds. These technologies provide a number of benefits, including reduced frequency of administration, reduced side effects, improved drug efficacy, enhanced patient compliance and improved taste.

Our drug delivery technologies allow us to differentiate our products in the marketplace, both in the branded and non-branded/generic pharmaceutical areas. We believe that this differentiation provides substantial competitive advantages for our products, allowing us to establish a strong record of growth and profitability and a leadership position in certain segments of our industry.

RESULTS OF OPERATIONS

During the three months ended June 30, 2005, we recorded expense in connection with the FemmePharma acquisition (see Note 2) of $30.4 million that consisted of $29.6 million for acquired in-process research and development and $0.9 million in direct expenses related to the transaction. The valuation of acquired in-process research and development represented the estimated fair value of the worldwide marketing rights to an endometriosis product we acquired as part of the FemmePharma acquisition that, at the time of the acquisition, had no alternative future use and for which technological feasibility had not been established. As a result of the FemmePharma acquisition expense of $30.4 million, which reduced our diluted earnings per share for the quarter by $0.62, we incurred a net loss of $21.9 million, or $(0.45) per diluted share for the three months ended June 30, 2005.

Net revenues for the quarter increased $19.4 million, or 29.3%, as we experienced sales growth of 100.3% in our branded products segment. The resultant $16.9 million increase in gross profit was primarily offset by a $16.3 million increase in operating expenses before consideration of the $30.4 million of expense associated with the FemmePharma acquisition. This increase in operating expenses was primarily due to an increase in personnel costs associated with expansion of the branded sales force in fiscal 2005 and an increase in management and other personnel, an increase in branded marketing and promotions expense to continue promotion of our existing brands and to further promote the introduction of Clindesse(TM), an increase in legal expenses and an increase in research and development expense.

NET REVENUES BY SEGMENT
-----------------------
                                                          THREE MONTHS ENDED JUNE 30,
                                                 ---------------------------------------------
                                                                                   CHANGE
                                                                              ----------------
                                                   2005          2004            $         %
    ($ IN THOUSANDS):                            -------       -------        -------    -----
    Branded products                             $31,878       $15,919        $15,959    100.3%
     as % of net revenues                           37.3%         24.1%
    Specialty generics                            47,398        45,455          1,943      4.3%
     as % of net revenues                           55.5%         68.8%
    Specialty materials                            4,853         4,131            722     17.5%
     as % of net revenues                            5.7%          6.3%
    Other                                          1,346           582            764    131.3%
                                                 -------       -------        -------
      Total net revenues                         $85,475       $66,087        $19,388     29.3%

The increase in branded product sales was due primarily to increased sales of our two anti-infective brands, Clindesse(TM) and Gynazole-1(R), and continued sales growth from our two hematinic brands and our PreCare(R) product line. Clindesse(TM), a single-dose prescription cream therapy indicated to treat bacterial vaginosis, contributed $5.2 million of incremental sales during the quarter. Since its launch in January 2005, Clindesse(TM) has garnered 15.6% of the intravaginal bacterial vaginosis market. Sales of Gynazole-1, our vaginal antifungal cream product, increased $4.3 million, or 111.3%, to $8.1 million, which includes $3 million of sales related to an anticipated July 2005 price increase. During the quarter, our share of the prescription vaginal antifungal cream market increased to 31.0% compared to 27.3% at the end of the first quarter of fiscal 2005. Sales from our two hematinic product lines, Chromagen(R) and Niferex(R), increased 131.0% to $8.5 million during the quarter as both product lines experienced significant growth in new prescriptions filled. During the quarter, new prescription growth for Chromagen(R) and Niferex(R) on a combined basis was 24.8% when compared to the corresponding prior year quarter. The $4.3 million, or 193.1%, sales increase in Chromagen(R) was also reflective of approximately one month of additional customer purchases during the quarter in anticipation of a July 2005 price increase. Also included in branded product sales is the PreCare(R) product line which contributed $8.1 million of sales during the quarter. The 32.3% increase in sales of our PreCare(R) product line was primarily due to sales growth experienced by PrimaCare(R) ONE, our proprietary line extension to PrimaCare(R). The PreCare(R) family of products continued to be the leading branded line of prescription prenatal nutritional supplements in the United States.

The growth in specialty generic sales resulted from $5.8 million of increased sales volume from existing products in our cough/cold, pain management and digestive enzyme product lines, offset in part by $3.9 million of product price erosion on certain cardiovascular, pain management and prenatal vitamin products. Although specialty generic sales had minimal impact from new product introductions in the first quarter, we did receive ANDA approval for Prednisolone Sodium Phosphate Liquid 15 mg (base)/5 ml in June 2005. We anticipate additional approvals throughout the remainder of fiscal 2006. In May 2005, we entered into a long-term product development and marketing license agreement with Strides Arcolab, Ltd, (Strides) an Indian generic pharmaceutical developer and manufacturer, for exclusive marketing rights in the United States and Canada for 10 new generic drugs. Under the agreement, Strides will be responsible for developing, submitting for regulatory approval and manufacturing the 10 products and we will be responsible for exclusively marketing the products in the territories covered by the agreement. Initial products under the agreement could be submitted for FDA approval later in fiscal 2006.

The increase in specialty material product sales was primarily due to price increases on existing products, an emphasis on higher margin business and $0.6 million of incremental sales from a new product introduced late in the fourth quarter of fiscal 2005.

GROSS PROFIT BY SEGMENT
-----------------------
                                                          THREE MONTHS ENDED JUNE 30,
                                                 ---------------------------------------------
                                                                                  CHANGE
                                                                             -----------------
                                                   2005         2004            $          %
    ($ IN THOUSANDS):                            -------      -------        -------     -----
    Branded products                             $29,064      $13,983        $15,081     107.9%
     as % of net revenues                           91.2%        87.8%
    Specialty generics                            27,288       27,948           (660)     (2.4)%
     as % of net revenues                           57.6%        61.5%
    Specialty materials                            2,026        1,283            743      57.9%
     as % of net revenues                           41.7%        31.1%
    Other                                            895         (861)         1,756        NM
                                                 -------      -------        -------
      Total gross profit                         $59,273      $42,353        $16,920      40.0%
       as % of total net revenues                   69.3%        64.1%

The increase in gross profit was primarily due to the sales growth experienced by our branded products segment. The gross profit percentage increase on a consolidated basis was principally attributable to our higher margin branded products comprising a larger percentage of net revenues. The higher gross profit percentage in branded products reflected a favorable shift in the mix of product sales during the quarter toward higher margin anti-infective products. The decrease in the gross profit percentage for specialty generics was due to competitive price erosion for a number of products in certain product segments. The gross profit percentage increase experienced by specialty materials primarily resulted from a more favorable mix of product sales during the quarter.

RESEARCH AND DEVELOPMENT
------------------------
                                                         THREE MONTHS ENDED JUNE 30,
                                                 ------------------------------------------
                                                                                 CHANGE
                                                                             --------------
                                                  2005         2004           $         %
    ($ IN THOUSANDS):                            ------      -------        ------     ----
    Research and development                     $7,632      $4,624         $3,008     65.1%
     as % of net revenues                           8.9%        7.0%

The increase in research and development expense primarily resulted from increased spending on bioequivalency studies for products in our internal development pipeline. The increase was also reflective of a reduced level of expense in the prior year comparative quarter as certain clinical studies were rescheduled for later in fiscal 2005. We anticipate that research and development costs for fiscal 2006 will increase between 30% and 35% over fiscal 2005 levels as we continue to move forward on approximately 50 brand and generic/non-brand products currently in various stages of active development from both our internal and external pipelines.

PURCHASED IN-PROCESS RESEARCH AND DEVELOPMENT
---------------------------------------------
                                                          THREE MONTHS ENDED JUNE 30,
                                                 ---------------------------------------------
                                                                                  CHANGE
                                                                             -----------------
                                                   2005         2004            $          %
    ($ IN THOUSANDS):                            -------      -------        -------     -----
    Purchased in-process research and
     development                                 $30,441       $    -        $30,441       NM
       as % of net revenues                         35.6%           -%

During the three months ended June 30, 2005, we recorded expense in connection with the FemmePharma acquisition (see Note 2) of $30.4 million that consisted of $29.6 million for acquired in-process research and development and $0.9 million in direct expenses related to the transaction. The valuation of acquired in-process research and development represents the estimated fair value of the worldwide marketing rights to an endometriosis product we acquired as part of the FemmePharma, Inc. acquisition that, at the time of the acquisition, had no alternative future use and for which technological feasibility had not been established. The FemmePharma acquisition expense of $30.4 million reduced our diluted earnings per share for the three months ended June 30, 2005 by $0.62.

SELLING AND ADMINISTRATIVE
--------------------------
                                                          THREE MONTHS ENDED JUNE 30,
                                                 ---------------------------------------------
                                                                                   CHANGE
                                                                             -----------------
                                                   2005         2004             $          %
    ($ IN THOUSANDS):                            -------       -------        -------     ----
    Selling and administrative                   $37,360       $24,131        $13,229     54.8%
     as % of net revenues                           43.7%         36.5%

The increase in selling and administrative expense was due primarily to: a $4.3 million increase in personnel costs associated with expansion of the branded sales force in fiscal 2005 and an increase in management and other personnel; a $2.7 million increase in branded marketing and promotions expense to continue promotion of our existing brands and to further promote the introduction of Clindesse(TM); and a $5.0 million increase in legal and professional expense commensurate with an increase in litigation activity and evaluation of potential acquisition opportunities. The increase in litigation activity included ongoing costs associated with various patent infringement actions brought by potential competitors with respect to products we propose to market and for which we have submitted ANDA filings and provided notice of certification required under the provisions of the Hatch-Waxman Act.

We anticipate that selling and administrative expense for the remainder of fiscal 2006 could continue at higher levels over fiscal 2005 due to a full year of our most recent sales force expansion to more than 240 specialty sales representatives, continued increase in promotional expenses for existing branded products, and the planned introductory support for two new branded products we expect to launch during fiscal 2006 in the iron deficiency and women's health care therapeutic areas.

OPERATING INCOME (LOSS)
-----------------------
                                                          THREE MONTHS ENDED JUNE 30,
                                                 ---------------------------------------------
                                                                                   CHANGE
                                                                             -----------------
                                                   2005         2004              $        %
    ($ IN THOUSANDS):                            --------      -------        --------    ----
    Operating income (loss)                      $(17,340)     $12,476        $(29,816)    NM

The operating loss for the quarter resulted from the $30.4 million of expense we recorded in connection with the FemmePharma acquisition. The expense amount consisted of $29.6 million for acquired in-process research and development and $0.9 million in direct expenses related to the transaction.

INTEREST AND OTHER INCOME
-------------------------
                                                          THREE MONTHS ENDED JUNE 30,
                                                 ---------------------------------------------
                                                                                   CHANGE
                                                                             -----------------
                                                   2005         2004            $          %
    ($ IN THOUSANDS):                            -------        ----         -------     -----
Interest and other income                        $1,053         $513          $540       105.3%

The increase in interest and other income was primarily due to an increase in the weighted average interest rate earned on short-term investments, offset in part by a decline in the average balance of short-term investments.

PROVISION FOR INCOME TAXES
--------------------------
                                                        THREE MONTHS ENDED JUNE 30,
                                                 ------------------------------------------
                                                                                 CHANGE
                                                                              -------------
                                                   2005         2004           $         %
    ($ IN THOUSANDS):                            -------        ----          ----      ---
Provision for income taxes                       $4,280        $3,982         $298      7.5%
  effective tax rate                               33.5%         34.5%

Although the $30.4 million of expense we recorded for the FemmePharma acquisition resulted in a loss before income taxes of $17.7 million, we incurred tax expense during the quarter as the FemmePharma acquisition expense was determined not to be deductible for tax purposes. The effective tax rate of 33.5 % for the three months ended June 30, 2005 was applied to a pre-tax income amount that excluded the FemmePharma acquisition expense of $30.4 million.

NET INCOME (LOSS) AND DILUTED EARNINGS (LOSS) PER SHARE
-------------------------------------------------------
                                                        THREE MONTHS ENDED JUNE 30,
                                                 ------------------------------------------
                                                                                 CHANGE
                                                                              -------------
                                                   2005         2004              $          %
    ($ IN THOUSANDS):                            --------      ------         --------      ---
Net income (loss)                                $(21,944)     $7,561         $(29,505)     NM
  Diluted earnings (loss) per share                 (0.45)       0.14

The net loss in the first quarter resulted from the $30.4 million of expense we recorded in connection with the FemmePharma acquisition. The expense amount consisted of $29.6 million for acquired in-process research and development and $0.9 million in direct expenses related to the transaction. The FemmePharma acquisition expense of $30.4 million reduced our diluted earnings per share for the three months ended June 30, 2005 by $0.62.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents and working capital were $96.9 million and $256.5 million, respectively, at June 30, 2005, compared to $159.8 million and $302.5 million, respectively, at March 31, 2005. Internally generated funds from product sales continued to be the primary source of operating capital used in the funding of our businesses. The net cash flow from operating activities was $6.5 million for the first quarter of fiscal 2006 compared to $5.6 million for the comparable prior quarter.

Net cash flow used in investing activities included capital expenditures of $22.4 million for the three months ended June 30, 2005 compared to $13.8 million for the corresponding prior year period. In April 2005, the Company completed the purchase of a 260,000 square foot building in the St. Louis metropolitan area for $11.8 million. The property had been leased by the Company since April 2000 and will continue to function as the Company's main distribution facility. The purchase price was paid with cash on hand. The remaining capital expenditures during the quarter were primarily for building renovation projects and for purchasing machinery and equipment to upgrade and expand our pharmaceutical manufacturing and distribution capabilities. Other investing activities for the quarter included $10.2 million in purchases of marketable securities that are classified as available for sale. Also, in May 2005, the Company and FemmePharma mutually agreed to terminate the license agreement we entered into with them in April 2002. As part of this transaction, we acquired all of the common stock of FemmePharma for a $25.0 million cash payment after certain assets of the entity had been distributed to FemmePharma's other shareholders. In connection with this transaction, we acquired the worldwide marketing rights to an endometriosis product that has successfully completed Phase II clinical trials.

Our debt balance was $210.5 million at June 30, 2005 compared to $210.7 million at March 31, 2005. In May 2003, we issued $200.0 million principal amount of Convertible Subordinated Notes that are convertible, under certain circumstances, into shares of our Class A Common Stock at an initial conversion price of $23.01 per share. The Convertible Subordinated Notes bear interest at a rate of 2.50% and mature on May 16, 2033. We are also obligated to pay contingent interest at a rate equal to 0.5% per annum during any six-month period commencing May 16, 2006, if the average trading price of the Notes per $1,000 principal amount for the five trading day period ending on the third trading day immediately preceding the first day of the applicable six-month period equals $1,200 or more. We may redeem some or all of the Convertible Subordinated Notes at any time on or after May 21, 2006, at a redemption price, payable in cash, of 100% of the principal amount of the Convertible Subordinated Notes, plus accrued and unpaid interest (including contingent interest, if any) to the date of redemption. Holders may require us to repurchase all or a portion of their Convertible Subordinated Notes on May 16, 2008, 2013, 2018, 2023 and 2028, or upon a change in control, as defined in the indenture governing the Convertible Subordinated Notes, at 100% of the principal amount of the Convertible Subordinated Notes, plus accrued and unpaid interest (including contingent interest, if any) to the date of repurchase, payable in cash. The Convertible Subordinated Notes are subordinate to all of our existing and future senior obligations.

We have credit agreements with two banks that provide revolving lines of credit for borrowing up to $140.0 million. The credit agreements provide for $80.0 million in revolving lines of credit along with supplemental credit lines of $60.0 million that are available for financing acquisitions. These credit facilities expire in October 2006 and December 2005, respectively. The revolving and supplemental credit lines are unsecured and interest is charged at the lower of the prime rate or the one-month LIBOR rate plus 175 basis points. At June 30, 2005, we had no cash borrowings under either credit facility. The credit agreements contain financial covenants that impose minimum levels of earnings before interest, taxes, depreciation and amortization, a maximum funded debt ratio, a limit on capital expenditures and dividend payments, a minimum fixed charge coverage ratio and a maximum senior leverage ratio. As of June 30, 2005, we were in compliance with all of our covenants.

We believe our cash and cash equivalents balance, cash flows from operations and funds available under our credit facilities, will be adequate to fund operating activities for the presently foreseeable future, including the payment of short-term and long-term debt obligations, capital improvements, research and development expenditures, product development activities and expansion of marketing capabilities for the branded pharmaceutical business. In addition, we continue to examine opportunities to expand our business through the acquisition of or investment in companies, technologies, product rights, research and development and other investments that are compatible with our existing businesses. We intend to use our available cash to help in funding any acquisitions or investments. As such, cash has been invested in short-term, highly liquid instruments. We also may use funds available under our credit facilities, or financing sources that subsequently become available, including the future issuances of additional debt or equity securities, to fund these acquisitions or investments. If we were to fund one or more such acquisitions or investments, our capital resources, financial condition and results of operations could be materially impacted in future periods.

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

REVENUE AND PROVISION FOR SALES RETURNS AND ALLOWANCES. Revenue is generally
------------------------------------------------------
realized or realizable and earned when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the seller's price to the buyer is fixed or determinable, and collectibility is reasonably assured. Accordingly, we record revenue from product sales when title and risk of ownership have been transferred to the customer, which is typically upon shipment to the customer. We also enter into long-term agreements under which we assign marketing rights for the products we have developed to pharmaceutical marketers. Royalties under these arrangements are earned based on the sale of products.

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

CONTINGENCIES. The Company is involved in various legal proceedings, some of
-------------
which involve claims for substantial amounts. An estimate is made to accrue for a loss contingency relating to any of these legal proceedings if it is probable that a liability was incurred as of the date of the financial statements and the amount of loss can be reasonably estimated. Because of the subjective nature inherent in assessing the outcome of litigation and because of the potential that an adverse outcome in legal proceedings could have a material impact on our financial position or results of operations, such estimates are considered to be critical accounting estimates. After review, it was determined at June 30, 2005 that for each of the various legal proceedings in which we are involved, the conditions mentioned above were not met. We will continue to evaluate all legal matters as additional information becomes available.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk is limited to fluctuating interest rates associated with variable rate indebtedness that is subject to interest rate changes.

Advances to us under our credit facilities bear interest at a rate that varies consistent with increases or decreases in the publicly announced prime rate and/or the LIBOR rate with respect to LIBOR-related loans, if any. A material increase in such rates could significantly increase borrowing expenses. We did not have any cash borrowings under our credit facilities at June 30, 2005.

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

There have been no significant changes in our internal control over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting in the first quarter of fiscal year 2006.

PART II. - OTHER INFORMATION
ITEM 1.    LEGAL PROCEEDINGS

The Company and ETHEX are named as defendants in a case brought by CIMA LABS, Inc. and Schwarz Pharma, Inc. and styled CIMA LABS, Inc. et. al. v. KV Pharmaceutical Company et. al. filed in Federal District Court in Minnesota. It is alleged that the Company and ETHEX infringed on a CIMA patent in connection with the manufacture and sale of Hyoscyamine Sulfate Orally Dissolvable Tablets, 0.125 mg. The court has denied the plaintiffs' motion for a preliminary injunction, which allows ETHEX to continue marketing the product during the pendancy of the subject lawsuit. The Company filed several motions for summary judgment requesting that the Court rule that the relevant patent is unenforceable, invalid or not infringed. These motions were denied and the issues will be considered at trial. CIMA and Schwarz filed a summary judgment motion seeking the court to rule that the patent is valid in the face of some prior art references cited by the Company as providing support for its invalidity defense. The Court granted the motion; however, other bases for invalidity are being asserted. The Company intends to vigorously defend its interests; however, it cannot give any assurance it will prevail.

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

KV previously distributed several pharmaceutical products that contained phenylpropanolamine, or PPA, and that were discontinued in 2000 and 2001. The Company is presently named a defendant in a product liability lawsuit in Federal District Court in Mississippi involving PPA. The suit originated out of a case, Virginia Madison, et al. v. Bayer Corporation, et al. The original suit was filed in December 2002, but was not served on KV until February 2003. The case was originally filed in the Circuit Court of Hinds County, Mississippi, and was removed to the Federal District Court for the Southern District of Mississippi by then co-defendant Bayer Corporation. The case has been transferred to a Judicial Panel on Multi-District Litigation for PPA claims sitting in the Western District of Washington. The claims against the Company have been segregated into a lawsuit brought by Johnny Fulcher individually and on behalf of the wrongful death beneficiaries of Linda Fulcher, deceased, against the Company. It alleges bodily injury, wrongful death, economic injury, punitive damages, loss of consortium and/or loss of services from the use of the Company's distributed pharmaceuticals containing PPA that have since been discontinued and/or reformulated to exclude PPA. In May 2004, the case was dismissed with prejudice by the Federal District Court for the Western District of Washington for a failure to timely file an individual complaint as required by certain court orders. The plaintiff filed a request for reconsideration which was opposed and subsequently denied by the Court in June 2004. In July 2004, the plaintiff filed a notice of appeal of the dismissal. The Company has opposed this appeal. The Company intends to vigorously defend its interests; however, it cannot give any assurance it will prevail.

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

After the Company filed ANDAs with the FDA seeking permission to market a generic version of the 50 mg, 100 mg, and 200 mg strengths of Toprol(R) XL in extended release capsule form, AstraZeneca filed lawsuits against KV for patent infringement under the provisions of the Hatch-Waxman Act. In the Company's Paragraph IV certification, KV contended that its proposed generic versions do not infringe AstraZeneca's patents. Pursuant to the Hatch-Waxman Act, the filing date of the suit against the Company instituted an automatic stay of FDA approval of the Company's ANDA until the earlier of a judgment, or 30 months from the date of the suit. The Company has filed motions for summary judgment with the Federal District Court in Missouri alleging, among other things, that AstraZeneca's patent is invalid and unenforceable. There is no trial setting yet. The Company intends to vigorously defend its interests; however, it cannot give any assurance it will prevail.

The Company and/or ETHEX have been named as defendants in certain multi-defendant cases alleging that the defendants reported improper or fraudulent pharmaceutical pricing information, i.e., Average Wholesale Price, or AWP and/or Wholesale Acquisition Cost, or WAC, information, which caused the governmental plaintiffs to incur excessive costs for pharmaceutical products under the Medicaid program. Cases of this type have been filed against the Company and/or ETHEX and other pharmaceutical manufacturer defendants by the State of Massachusetts, the State of Alabama, New York City, and approximately 29 counties in New York State (less than ten of which have been formally served on the Company or ETHEX). The New York City case and all New York County cases have been transferred to the Federal District Court for the District of Massachusetts for coordinated or consolidated pretrial proceedings under the Average Wholesale Price Multidistrict Litigation (MDL No. 1456). One of the counties, Erie County, is challenging the transfer. Each of these actions is in the early stages, and fact discovery has not yet begun in any of the cases other than the Alabama case, where the State's first discovery request has been filed. The Company intends to vigorously defend its interests in the actions described above; however, it cannot give any assurance it will prevail.

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

On May 20, 2005, the Company was notified by the SEC that a non-public formal investigation was initiated that appears to relate to the Form 8-K disclosures the Company made on July 13, 2004. The Company believes the matter will be satisfactorily resolved.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

        PURCHASE OF EQUITY SECURITIES BY THE COMPANY

        The following table provides information about purchases the Company made of its common stock during the quarter ended June 30, 2005:

                                                                                TOTAL NUMBER OF
                                     TOTAL NUMBER                               SHARES PURCHASED         MAXIMUM NUMBER
                                      OF SHARES                                   AS PART OF A         OF SHARES THAT MAY
                                      PURCHASED          AVERAGE PRICE         PUBLICLY ANNOUNCED       YET BE PURCHASED
      PERIOD                             (A)            PAID PER SHARE              PROGRAM             UNDER THE PROGRAM

  April 1-30, 2005                         98               $23.18                     --                      --

  May 1-31, 2005                        1,293               $23.21                     --                      --

  June 1-30, 2005                          --                   --                     --                      --

                                        -----

              Total                     1,391               $23.21                     --                      --
                                        =====

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

                                    K-V PHARMACEUTICAL COMPANY

Date: August 9, 2005            By  /s/ Marc S. Hermelin
                                    ------------------------------------------
                                    Marc S. Hermelin
                                    Vice Chairman of the Board and
                                    Chief Executive Officer
                                    (Principal Executive Officer)

Date: August 9, 2005            By  /s/ Gerald R. Mitchell
                                    ------------------------------------------
                                    Gerald R. Mitchell
                                    Vice President and Chief Financial Officer
                                    (Principal Financial Officer)

Date: August 9, 2005            By  /s/ Richard H. Chibnall
                                    ------------------------------------------
                                    Richard H. Chibnall
                                    Vice President, Finance
                                    (Principal Accounting Officer)

                                EXHIBIT INDEX

Exhibit No.                            Description
-----------                            -----------

   31.1        Certification of Chief Executive Officer.

   31.2        Certification of Chief Financial Officer.

   32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

   32.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.