Form 10-Q
period 2005-09-30
KV PHARMACEUTICAL CO /DE/
filed 2005-11-09
CIK 57055

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

              FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005
                                            --------------------

                        COMMISSION FILE NUMBER 1-9601
                                              --------

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

INDICATE BY CHECK MARK WHETHER THE REGISTRANT IS AN ACCELERATED FILER (AS DEFINED IN EXCHANGE ACT RULE 12b-2). YES X NO
                                        ---   ---

             TITLE OF CLASS OF                             NUMBER OF SHARES
               COMMON STOCK                       OUTSTANDING AS OF NOVEMBER 1, 2005
               ------------                       -----------------------------------

CLASS A COMMON STOCK, PAR VALUE $.01 PER SHARE               36,226,130
CLASS B COMMON STOCK, PAR VALUE $.01 PER SHARE               13,111,165

PART I. - FINANCIAL INFORMATION
ITEM 1.      FINANCIAL STATEMENTS

                                 K-V PHARMACEUTICAL COMPANY AND SUBSIDIARIES
                                   CONSOLIDATED STATEMENTS OF OPERATIONS
                           (Unaudited; dollars in thousands, except per share data)

                                                           THREE MONTHS ENDED             SIX MONTHS ENDED
                                                              SEPTEMBER 30,                 SEPTEMBER 30,
                                                         -----------------------      ------------------------
                                                           2005            2004         2005            2004
                                                         -------         -------      --------        --------

Net revenues.....................................        $96,321         $79,322      $181,795        $145,409
Cost of sales....................................         34,044          26,856        60,246          50,590
                                                         -------         -------      --------        --------
Gross profit.....................................         62,277          52,466       121,549          94,819
                                                         -------         -------      --------        --------

Operating expenses:
    Research and development.....................          6,420           6,201        14,052          10,825
    Purchased in-process research and
        development..............................             --              --        30,441              --
    Selling and administrative...................         36,940          25,700        74,299          49,831
    Amortization of intangible assets............          1,211           1,148         2,391           2,270
    Litigation...................................             --            (843)           --            (843)
                                                         -------         -------      --------        --------
Total operating expenses.........................         44,571          32,206       121,183          62,083
                                                         -------         -------      --------        --------

Operating income.................................         17,706          20,260           366          32,736
                                                         -------         -------      --------        --------

Other expense (income):
    Interest expense.............................          1,467           1,588         2,844           3,034
    Interest and other income....................         (1,077)           (919)       (2,130)         (1,432)
                                                         -------         -------      --------        --------
Total other expense, net.........................            390             669           714           1,602
                                                         -------         -------      --------        --------

Income (loss) before income taxes................         17,316          19,591          (348)         31,134
Provision for income taxes.......................          5,801           6,915        10,081          10,897
                                                         -------         -------      --------        --------

Net income (loss)................................        $11,515         $12,676      $(10,429)       $ 20,237
                                                         =======         =======      ========        ========

Earnings (loss) per common share:
    Basic - Class A common.......................        $  0.24         $  0.27      $  (0.21)       $   0.43
    Basic - Class B common.......................        $  0.20         $  0.23      $  (0.21)       $   0.36

    Diluted......................................        $  0.21         $  0.23      $  (0.21)       $   0.37
                                                         =======         =======      ========        ========


SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   K-V PHARMACEUTICAL COMPANY AND SUBSIDIARIES
                                           CONSOLIDATED BALANCE SHEETS
                                             (Dollars in thousands)

                                                                                       SEPTEMBER 30,     MARCH 31,
                                                                                           2005            2005
                                                                                           ----            ----
                                                                                        (Unaudited)

                                            ASSETS
                                            ------
CURRENT ASSETS:
Cash and cash equivalents............................................................    $ 59,144        $159,825
Marketable securities................................................................      95,185          45,694
Receivables, less allowance for doubtful accounts of $493 and $461
   at September 30, 2005 and March 31, 2005, respectively............................      69,975          62,361
Inventories, net.....................................................................      58,247          53,945
Prepaid and other assets.............................................................       5,614           9,530
Deferred tax asset...................................................................       8,891           5,827
                                                                                         --------        --------
   Total Current Assets..............................................................     297,056         337,182
Property and equipment, net..........................................................     163,103         131,624
Intangible assets and goodwill, net..................................................      74,946          76,430
Other assets.........................................................................      18,931          13,081
                                                                                         --------        --------
TOTAL ASSETS.........................................................................    $554,036        $558,317
                                                                                         ========        ========

                                         LIABILITIES
                                         -----------
CURRENT LIABILITIES:
Accounts payable.....................................................................    $ 12,343        $ 18,011
Accrued liabilities..................................................................      23,823          15,733
Current maturities of long-term debt.................................................         973             973
                                                                                         --------        --------
   Total Current Liabilities.........................................................      37,139          34,717
Long-term debt.......................................................................     209,281         209,767
Other long-term liabilities..........................................................       5,067           4,477
Deferred tax liability...............................................................      20,011          16,654
                                                                                         --------        --------
TOTAL LIABILITIES....................................................................     271,498         265,615
                                                                                         --------        --------

COMMITMENTS AND CONTINGENCIES........................................................          --              --

                                     SHAREHOLDERS' EQUITY
                                     --------------------

7% cumulative convertible Preferred Stock, $.01 par value; $25.00 stated and liquidation value; 840,000 shares authorized; issued and outstanding --
   40,000 shares at September 30, 2005 and March 31, 2005 (convertible
   into Class A shares at a ratio of 8.4375 to one)..................................          --              --
Class A and Class B Common Stock, $.01 par value;150,000,000 and
   75,000,000 shares authorized, respectively;
     Class A - issued 39,344,466 and 39,059,428 at September 30, 2005
       and March 31, 2005, respectively..............................................         393             391
     Class B - issued 13,204,167 and 13,422,101 at September 30, 2005 and March 31,
       2005, respectively (convertible into Class A shares on a one-for-one basis)...         132             134
Additional paid-in capital...........................................................     128,632         128,182
Retained earnings....................................................................     207,315         217,779
Accumulated other comprehensive loss.................................................        (147)           (133)
Less: Treasury stock, 3,118,617 shares of Class A and 92,902 shares of Class B Common
   Stock at September 30, 2005, respectively, and 3,111,003 shares of Class A and
   92,902 shares of Class B Common Stock at March 31, 2005, respectively, at cost....     (53,787)        (53,651)
                                                                                         --------        --------
TOTAL SHAREHOLDERS' EQUITY...........................................................     282,538         292,702
                                                                                         --------        --------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY...........................................    $554,036        $558,317
                                                                                         ========        ========

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 K-V PHARMACEUTICAL COMPANY AND SUBSIDIARIES
                                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                      (Unaudited; dollars in thousands)

                                                                                         SIX MONTHS ENDED
                                                                                           SEPTEMBER 30,
                                                                                    --------------------------
                                                                                       2005             2004
                                                                                    ---------         --------
OPERATING ACTIVITIES:
Net income (loss)......................................................             $ (10,429)        $ 20,237
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
   Acquired in-process research and development........................                29,570               --
   Depreciation and amortization.......................................                 8,389            6,753
   Deferred income tax provision.......................................                    56           11,049
   Deferred compensation...............................................                   590              150
   Litigation..........................................................                    --             (843)
Changes in operating assets and liabilities:
   Increase in receivables, net........................................                (7,614)         (10,132)
   Increase in inventories, net........................................                (4,302)            (578)
   Decrease (increase) in prepaid and other assets.....................                 4,156           (4,434)
   Increase (decrease) in accounts payable and accrued liabilities.....                 2,422          (21,991)
                                                                                    ---------         --------
Net cash provided by operating activities..............................                22,838              211
                                                                                    ---------         --------

INVESTING ACTIVITIES:
   Purchase of property and equipment, net.............................               (36,856)         (32,526)
   Purchase of marketable securities...................................               (49,513)         (10,216)
   Purchase of preferred stock.........................................               (11,300)              --
   Product acquisition.................................................               (25,643)              --
                                                                                    ---------         --------
Net cash used in investing activities..................................              (123,312)         (42,742)
                                                                                    ---------         --------

FINANCING ACTIVITIES:
   Principal payments on long-term debt................................                  (486)            (486)
   Dividends paid on preferred stock...................................                   (35)             (35)
   Purchase of common stock for treasury...............................                  (136)          (2,436)
   Exercise of common stock options....................................                   450            3,451
                                                                                    ---------         --------
Net cash provided by (used in) financing activities....................                  (207)             494
                                                                                    ---------         --------
Decrease in cash and cash equivalents..................................              (100,681)         (42,037)
Cash and cash equivalents:
   Beginning of year...................................................               159,825          191,581
                                                                                    ---------         --------
   End of period.......................................................             $  59,144         $149,544
                                                                                    =========         ========

SUPPLEMENTAL INFORMATION:
   Interest paid.......................................................             $   2,156         $  2,310
   Income taxes paid...................................................                 3,025            5,713

NON-CASH FINANCING ACTIVITY:
   Issuance of common stock under product development
        agreement......................................................             $      --         $    238

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                    (in thousands, except per share data)

1.   BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of K-V Pharmaceutical Company ("KV" or the "Company") have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. However, in the opinion of management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations and cash flows for the three- and six-month periods ended September 30, 2005 are not necessarily indicative of the results of operations and cash flows that may be expected for the fiscal year ending March 31, 2006. The interim consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2005. The balance sheet information as of March 31, 2005 has been derived from the Company's audited consolidated balance sheet as of that date.

2.   ACQUISITION AND LICENSE AGREEMENTS

In May 2005, the Company and FemmePharma, Inc. ("FemmePharma") mutually agreed to terminate the license agreement between them entered into in April 2002. As part of this transaction, the Company acquired all of the common stock of FemmePharma for $25,000 after certain assets of the entity had been distributed to FemmePharma's other shareholders. Under a separate agreement, the Company had previously invested $5,000 in FemmePharma's convertible preferred stock. Included in the Company's acquisition of FemmePharma are the worldwide marketing rights to an endometriosis product that has successfully completed Phase II clinical trials. This product was originally part of the licensing arrangement with FemmePharma that provided the Company, among other things, marketing rights for the product principally in the United States. In accordance with the new agreement, the Company acquired worldwide licensing rights of the endometriosis product, no longer is responsible for milestone payments and royalties specified in the original licensing agreement, and secured exclusive worldwide rights for use of the FemmePharma technology for vaginal anti-infective products. During the six months ended September 30, 2005, the Company recorded expense of $30,441 in connection with the FemmePharma acquisition that consisted of $29,570 for acquired in-process research and development and $871 in direct expenses related to the transaction. The acquired in-process research and development charge represented the estimated fair value of the endometriosis product being developed that, at the time of the acquisition, had no alternative future use and for which technological feasibility had not been established. The FemmePharma acquisition expense was determined by the Company to not be deductible for tax purposes. The Company also allocated $375 of the purchase price for a non-compete agreement and $300 of the purchase price for the royalty-free worldwide license to use FemmePharma's technology for vaginal anti-infective products acquired in the transaction. The allocation of the purchase price is preliminary.

In May 2005, the Company entered into a long-term product development and marketing license agreement with Strides Arcolab, Ltd, (Strides) an Indian generic pharmaceutical developer and manufacturer, for exclusive marketing rights in the United States and Canada for 10 new generic drugs. Under the agreement, Strides will be responsible for developing, submitting for regulatory approval and manufacturing the 10 products and the Company will be responsible for exclusively marketing the products in the territories covered by the agreement. Under a separate agreement, the Company invested $11,300 in Strides' redeemable preferred stock. The $11,300 investment has been accounted for using the cost method and is included in "Other assets" in the accompanying consolidated balance sheet at September 30, 2005.

3.   STOCK-BASED COMPENSATION

The Company grants stock options for a fixed number of shares to employees with an exercise price greater than or equal to the fair value of the shares at the date of grant. As permissible under Statement of Financial Accounting Standards ("SFAS") No. 123, Accounting for Stock-Based Compensation, the Company elected to continue to account for stock option grants to employees in accordance with Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees and related interpretations. APB 25 requires that compensation cost related to fixed stock option plans be recognized only to the extent that the fair value of the shares at the grant date exceeds the exercise price. Accordingly, no compensation expense is recognized for stock option awards granted to employees at or above fair value. Had the Company determined compensation expense using the fair value method prescribed by SFAS 123, the Company's net income (loss) and earnings
(loss) per share would have been as follows:

                                                             THREE MONTHS ENDED             SIX MONTHS ENDED
                                                                SEPTEMBER 30,                 SEPTEMBER 30,
                                                            --------------------         ----------------------
                                                              2005         2004            2005           2004
                                                              ----         ----            ----           ----

   Net income (loss), as reported.................          $11,515      $12,676         $(10,429)      $20,237
   Deduct: Stock based employee
      compensation expense, net of related tax
      effects.....................................             (132)        (157)            (262)         (313)
                                                            -------      -------         --------       -------
   Pro forma net income (loss)....................          $11,383      $12,519         $(10,691)      $19,924
                                                            =======      =======         ========       =======

   Earnings (loss) per share:
     Basic Class A common - as reported...........          $  0.24      $  0.27         $  (0.21)      $  0.43
     Basic Class A common - pro forma.............             0.24         0.27            (0.22)         0.43
     Basic Class B common - as reported...........             0.20         0.23            (0.21)         0.36
     Basic Class B common - pro forma.............             0.20         0.22            (0.22)         0.36
     Diluted - as reported........................             0.21         0.23            (0.21)         0.37
     Diluted - pro forma..........................             0.21         0.23            (0.22)         0.37

The weighted average fair value of the options has been estimated on the date of grant using the following weighted average assumptions for grants during the three and six months ended September 30, 2005 and 2004, respectively: no dividend yield; expected volatility of 33% and 37% for Class A common stock; expected volatility of 31% and 34% for Class B common stock; risk-free interest rate of 4.04% and 3.51% per annum; and expected option terms ranging from 3 to 10 years for both periods. Weighted averages are used because of varying assumed exercise dates.

4.   EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings
(loss) per share:

                                                             THREE MONTHS ENDED            SIX MONTHS ENDED
                                                               SEPTEMBER 30,                 SEPTEMBER 30,
                                                            --------------------      -------------------------
                                                              2005         2004         2005             2004
                                                              ----         ----         ----             ----
Undistributed earnings (loss):
   Net income (loss).................................       $11,515      $12,676      $(10,429)         $20,237
   Less - preferred stock dividends..................           (18)         (18)          (35)             (35)
                                                            -------      -------      --------          -------
   Undistributed earnings (loss) - basic EPS.........        11,497       12,658       (10,464)          20,202
   Add - preferred stock dividends...................            18           18            --               35
   Add - interest expense on convertible
     notes, net of tax...............................         1,025          997            --            2,003
                                                            -------      -------      --------          -------
   Net income (loss) - diluted EPS...................       $12,540      $13,673      $(10,464)         $22,240
                                                            =======      =======      ========          =======

Allocation of undistributed earnings (loss) -
  basic EPS:
   Class A common stock..............................       $ 8,828      $ 9,007      $ (7,657)         $14,376
   Class B common stock..............................         2,669        3,651        (2,807)           5,826
                                                            -------      -------      --------          -------
     Total allocated earnings (loss) - basic EPS.....       $11,497      $12,658      $(10,464)         $20,202
                                                            =======      =======      ========          =======

Weighted average shares outstanding - basic:
   Class A common stock..............................        36,184       33,114        36,076           33,081
   Class B common stock..............................        13,127       16,106        13,222           16,087
                                                            -------      -------      --------          -------
     Total weighted average shares
       outstanding-basic.............................        49,311       49,220        49,298           49,168
                                                            -------      -------      --------          -------
Effect of dilutive securities:
   Employee stock options............................           817          994            --            1,236
   Convertible preferred stock.......................           338          338            --              338
   Convertible notes.................................         8,692        8,692            --            8,692
                                                            -------      -------      --------          -------
     Dilutive potential common shares................         9,847       10,024            --           10,266
                                                            -------      -------      --------          -------
       Total weighted average shares
         outstanding - diluted.......................        59,158       59,244        49,298           59,434
                                                            =======      =======      ========          =======

Basic earnings (loss) per share:
   Class A common stock..............................       $  0.24      $  0.27      $  (0.21)         $  0.43
   Class B common stock..............................          0.20         0.23         (0.21)            0.36

Diluted earnings (loss) per share(1) (2) ............          0.21         0.23         (0.21)            0.37
                                                            =======      =======      ========          =======


     (1) Excluded from the computation of diluted earnings per share were outstanding stock options whose exercise prices were greater than the average market price of the common shares for the period reported. For the three months ended September 30, 2005 and 2004, excluded from the computation were options to purchase 1,388 and 979 shares of Class A and Class B common stock, respectively. For the six-months ended September 30, 2004, excluded from the computation were options to purchase 685 shares of Class A and Class B common stock.

     (2) For the six months ended September 30, 2005, there were stock options to purchase 989 shares of Class A and Class B common stock, preferred shares convertible into 338 shares of Class A common stock and $200,000 principal amount of Convertible Subordinated Notes convertible into 8,692 shares of Class A common stock that were excluded from the computation of diluted loss per share because their effect would have been anti-dilutive.

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

Accruals for sales provisions are presented in the consolidated financial statements as reductions to net revenues and accounts receivable. Sales provisions totaled $41,913 and $33,558 for the three months ended September 30, 2005 and 2004, respectively, and $78,973 and $58,545 for the six months ended September 30, 2005 and 2004, respectively. The reserve balances related to the sales provisions totaled $32,460 and $21,056 at September 30, 2005 and March 31, 2005, respectively, and are included in "Receivables, less allowance for doubtful accounts" in the accompanying consolidated balance sheets.

6.   INVENTORIES

     Inventories consist of the following:

                                                  SEPTEMBER 30, 2005      MARCH 31, 2005
                                                  ------------------      --------------

           Finished goods.....................          $30,514               $30,521
           Work-in-process....................            6,655                 5,773
           Raw materials......................           21,078                17,651
                                                        -------               -------
                                                        $58,247               $53,945
                                                        =======               =======

Management establishes reserves for potentially obsolete or slow-moving inventory based on an evaluation of inventory levels, forecasted demand and market conditions.

7.   INTANGIBLE ASSETS AND GOODWILL

     Intangible assets and goodwill consist of the following:

                                                        SEPTEMBER 30, 2005                  MARCH 31, 2005
                                                     -------------------------       ---------------------------
                                                      GROSS                           GROSS
                                                     CARRYING      ACCUMULATED       CARRYING       ACCUMULATED
                                                      AMOUNT      AMORTIZATION        AMOUNT        AMORTIZATION
                                                     --------     ------------       --------       ------------

Product rights - Micro-K(R)..................        $36,140        $(11,806)         $36,140        $(10,904)
Product rights - PreCare(R)..................          8,433          (2,600)           8,433          (2,389)
Trademarks acquired:
     Niferex(R)..............................         14,834          (1,855)          14,834          (1,484)
     Chromagen(R)/StrongStart(R)...............       27,642          (3,455)          27,642          (2,764)
License agreements.........................            4,468            (210)           4,168            (120)
Covenant not to compete....................              375             (16)               -               -
Trademarks and patents.....................            3,024            (585)           2,814            (497)
                                                     -------        --------          -------        --------
  Total intangible assets..................           94,916         (20,527)          94,031         (18,158)
Goodwill...................................              557               -              557               -
                                                     -------        --------          -------        --------
                                                     $95,473        $(20,527)         $94,588        $(18,158)
                                                     =======        ========          =======        ========


As of September 30, 2005, the Company's intangible assets have a weighted average useful life of approximately 19 years. Amortization expense for intangible assets was $1,211 and $1,148 for the three months ended September 30, 2005 and 2004, respectively, and $2,391 and $2,270 for the six months ended September 30, 2005 and 2004, respectively.

Assuming no additions, disposals or adjustments are made to the carrying values and/or useful lives of the intangible assets, annual amortization expense on product rights, trademarks acquired and other intangible assets is estimated to be approximately $2,394 for the remainder of fiscal 2006 and approximately $4,788 in each of the four succeeding fiscal years.

8.   REVOLVING CREDIT AGREEMENT

As of September 30, 2005, the Company has credit agreements with two banks that provide for revolving lines of credit for borrowing up to $140,000. The credit agreements provide for $80,000 in revolving lines of credit along with supplemental credit lines of $60,000 for financing acquisitions. These credit facilities expire in October 2006 and December 2005, respectively. The revolving credit lines are unsecured and interest is charged at the lower of the prime rate or the one-month LIBOR rate plus 175 basis points. At September 30, 2005, the Company had no cash borrowings outstanding under either credit facility. The credit agreements include covenants that impose minimum levels of earnings before interest, taxes, depreciation and amortization, a maximum funded debt ratio, a limit on capital expenditures and dividend payments, a minimum fixed charge ratio and a maximum senior leverage ratio.

9.   LONG-TERM DEBT

     Long-term debt consists of the following:

                                                                SEPTEMBER 30, 2005    MARCH 31, 2005
                                                                ------------------    --------------

                  Building mortgages..........................       $ 10,254           $ 10,740
                  Convertible notes...........................        200,000            200,000
                                                                     --------           --------
                                                                      210,254            210,740
                  Less current portion........................           (973)              (973)
                                                                     --------           --------
                                                                     $209,281           $209,767
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

Certain conversion features of the Notes and the contingent interest feature meet the criteria of and qualify as embedded derivatives. Although these features represent embedded derivative financial instruments, based on the de minimis value of them at the time of issuance and at September 30, 2005, no value has been assigned to these embedded derivatives.

The Notes, which are unsecured, do not contain any restrictions on the payment of dividends, the incurrence of additional indebtedness or the repurchase of the Company's securities, and do not contain any financial covenants.

10.  COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) includes all changes in equity during a period except those that resulted from investments by or distributions to the Company's shareholders. Other comprehensive income refers to revenues, expenses, gains and losses that, under generally accepted accounting principles, are included in comprehensive income, but excluded from net income (loss) as these amounts are recorded directly as an adjustment to shareholders' equity. For the Company, comprehensive income (loss) is comprised of net income (loss) and the net changes in unrealized gains and losses on available for sale marketable securities, net of applicable income taxes. Total comprehensive income (loss) totaled $11,501 and $12,697 for the three months ended September 30, 2005 and 2004, respectively, and $(10,443) and $20,125 for the six months ended September 30, 2005 and 2004, respectively.

11.  SEGMENT REPORTING

The reportable operating segments of the Company are branded products, specialty generics and specialty materials. The Company has aggregated its branded product lines in a single segment because of similarities in regulatory environment, manufacturing processes, methods of distribution and types of customer. This segment includes patent-protected products and certain trademarked off-patent products that the Company sells and markets as brand pharmaceutical products. The specialty generics business segment includes pharmaceutical products that are sold as generics/non-branded products. The Company sells its brand and generic products primarily to pharmaceutical wholesalers, drug distributors and chain drug stores. The specialty materials segment is distinguished as a single segment because of differences in products, marketing and regulatory approval when compared to the other segments.

Accounting policies of the segments are the same as the Company's consolidated accounting policies. Segment profits are measured based on income before taxes and are determined based on each segment's direct revenues and expenses. The majority of research and development expense, corporate general and administrative expenses, amortization and interest expense, as well as interest and other income, are not allocated to segments, but included in the "all other" classification. Identifiable assets for the three reportable operating segments primarily include receivables, inventory, and property and equipment. For the "all other" classification, identifiable assets consist of cash and cash equivalents, corporate facilities including manufacturing and distribution property and equipment, intangible and other assets and all income tax related assets.

The following presents information for the Company's reportable operating segments for the three and six months ended September 30, 2005 and 2004.

                                THREE MONTHS
                                    ENDED         BRANDED     SPECIALTY      SPECIALTY       ALL
                                SEPTEMBER 30,    PRODUCTS     GENERICS       MATERIALS      OTHER     ELIMINATIONS    CONSOLIDATED
                                -------------    --------     --------       ---------      -----     ------------    ------------

   Net revenues                     2005          $33,875      $58,085        $4,101      $    260      $     -        $ 96,321
                                    2004           22,378       51,492         4,989           463            -          79,322

   Segment profit (loss)            2005           10,227       28,687           803       (22,401)           -          17,316
                                    2004            7,136       29,093         1,037       (17,675)           -          19,591

   Identifiable assets              2005           26,534       73,354         8,835       446,471       (1,158)        554,036
     (at period end)                2004           21,650       81,791         7,754       419,831       (1,158)        529,868

   Property and                     2005                3           43            25        14,393            -          14,464
     equipment additions            2004                -            -            15        18,754            -          18,769

   Depreciation and                 2005              147           80            42         4,229            -           4,498
     amortization                   2004               68           66            70         3,208            -           3,412


                                 SIX MONTHS
                                    ENDED         BRANDED     SPECIALTY      SPECIALTY       ALL
                                SEPTEMBER 30,    PRODUCTS     GENERICS       MATERIALS      OTHER     ELIMINATIONS    CONSOLIDATED
                                -------------    --------     --------       ---------      -----     ------------    ------------

   Net revenues                     2005          $66,116     $105,837        $8,953      $    889      $     -        $181,795
                                    2004           38,297       97,334         9,120           658            -         145,409

   Segment profit (loss)            2005           22,422       53,375         1,984       (78,129)           -            (348)
                                    2004            8,787       55,107         1,509       (34,269)           -          31,134

   Property and                     2005              124           43           216        36,473            -          36,856
     equipment additions            2004                -            -            15        32,511            -          32,526

   Depreciation and                 2005              286          151            82         7,870            -           8,389
     amortization                   2004              173           96            70         6,414            -           6,753

Consolidated revenues are principally derived from customers in North America and substantially all property and equipment is located in the St. Louis, Missouri metropolitan area.

12. CONTINGENCIES - LITIGATION

The Company and ETHEX are named as defendants in a case brought by CIMA LABS, Inc. and Schwarz Pharma, Inc. and styled CIMA LABS, Inc. et. al. v. KV Pharmaceutical Company et. al. filed in Federal District Court in Minnesota. It is alleged that the Company and ETHEX infringed on a CIMA patent in connection with the manufacture and sale of Hyoscyamine Sulfate Orally Dissolvable Tablets, 0.125 mg. The court has entered a stay pending the outcome of the Patent and Trademark Offices' reexamination of the patent in suit. ETHEX will continue to market the product during the stay. The Company intends to vigorously defend its interests when the stay is lifted; however, it cannot give any assurance it will prevail.

The Company and ETHEX are named as defendants in a case brought by Solvay Pharmaceuticals, Inc. and styled Solvay Pharmaceuticals, Inc. v. ETHEX Corporation, filed in Federal District Court in Minnesota. In general, Solvay alleges that ETHEX's comparative promotion of its Pangestyme(TM) CN 10 and Pangestyme(TM) CN 20 products to Solvay's Creon(R) 10 and Creon(R) 20 products resulted in false advertising and misleading statements under various federal and state laws, and constituted unfair and deceptive trade practices. Discovery is active and the case is required to be trial ready by May 1, 2006. The Company intends to vigorously defend its interests; however, it cannot give any assurance it will prevail.

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

After the Company filed ANDAs with the FDA seeking permission to market a generic version of the 25 mg, 50 mg, 100 mg, and 200 mg strengths of Toprol(R) XL in extended release capsule form, AstraZeneca filed lawsuits against KV for patent infringement under the provisions of the Hatch-Waxman Act. In the Company's Paragraph IV certification, KV contended that its proposed generic versions do not infringe AstraZeneca's patents. Pursuant to the Hatch-Waxman Act, the filing date of the suit against the Company instituted an automatic stay of FDA approval of the Company's ANDA until the earlier of a judgment, or 30 months from the date of the suit. The Company has filed motions for summary judgment with the Federal District Court in Missouri alleging, among other things, that AstraZeneca's patent is invalid and unenforceable. Astra Zeneca has filed its own motions for summary judgment. Oral argument on all summary judgment motions is set for November 17, 2005. Trial is set for February 23, 2006. The Company intends to vigorously defend its interests; however, it cannot give any assurance it will prevail.

The Company and/or ETHEX have been named as defendants in certain multi-defendant cases alleging that the defendants reported improper or fraudulent pharmaceutical pricing information, i.e., Average Wholesale Price, or AWP and/or Wholesale Acquisition Cost, or WAC, information, which caused the governmental plaintiffs to incur excessive costs for pharmaceutical products under the Medicaid program. Cases of this type have been filed against the Company and/or ETHEX and other pharmaceutical manufacturer defendants by the State of Massachusetts, the State of Alabama, State of Massachusetts, New York City, and approximately 40 counties in New York State. The New York City case and all New York County cases have been transferred to the Federal District Court for the District of Massachusetts for coordinated or consolidated pretrial proceedings under the Average Wholesale Price Multidistrict Litigation (MDL No. 1456). One of the counties, Erie County, is challenging the transfer. Each of these actions is in the early stages, and fact discovery has not yet begun in any of the cases other than the Alabama case, where the State's first discovery request has been filed. The Company intends to vigorously defend its interests in the actions described above; however, it cannot give any assurance it will prevail.

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

In December 2004, the FASB issued SFAS No. 123 (revised 2004), "Share-Based Payment" ("SFAS 123R"), which replaces SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees." SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. The pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition. Under SFAS 123R, the Company must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption. The transition methods include modified prospective and modified retrospective adoption options. Under the modified retrospective option, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The modified prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS 123R, while the modified retrospective method would record compensation expense for all unvested stock options and restricted stock beginning with the first period restated. The Company is evaluating the requirements of SFAS 123R. The Company has not yet determined the method of adoption or the effect of adopting SFAS 123R, and it has not determined whether the adoption will result in amounts that are similar to the current pro forma disclosures under SFAS 123.

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

RESULTS OF OPERATIONS

Net revenues for the three months ended September 30, 2005 increased $17.0 million, or 21.4%, as we experienced sales growth of 12.8% and 51.4% in our specialty generics and branded products segments, respectively. The resultant $9.8 million increase in gross profit was offset by a $12.4 million increase in operating expenses. The increase in operating expenses was primarily due to an increase in personnel costs and an increase in branded marketing and promotions expense. As a result, net income for the second quarter decreased $1.2 million, or 9.2%, to $11.5 million.

During the three months ended June 30, 2005, we recorded expense in connection with the FemmePharma acquisition (see Note 2 to Consolidated Financial Statements) of $30.4 million that consisted of $29.6 million for acquired in-process research and development and $0.9 million for direct expenses related to the transaction. The valuation of acquired in-process research and development represented the estimated fair value of the worldwide marketing rights to an endometriosis product we acquired as part of the FemmePharma acquisition that, at the time of the acquisition, had no alternative future use and for which technological feasibility had not been established. As a result of the FemmePharma acquisition expense of $30.4 million, which reduced our diluted earnings per share for the six months ended September 30, 2005 by $0.62, we incurred a net loss of $10.4 million, or $0.21 per diluted share for the six-month period.

Net revenues for the six months ended September 30, 2005 increased $36.4 million, or 25.0%, as we experienced sales growth of 8.7% and 72.6% in our specialty generics and branded products segments, respectively. The corresponding $26.7 million increase in gross profit was offset by a $28.7 million increase in operating expenses before taking into account the $30.4 million of expense associated with the FemmePharma acquisition. This increase in operating expenses was primarily due to an increase in personnel costs, an increase in branded marketing and promotions expense, an increase in legal and professional expenses, and an increase in research and development expense.

NET REVENUES BY SEGMENT
-----------------------
   ($ IN THOUSANDS)
-----------------------
                                                  THREE MONTHS ENDED                        SIX MONTHS ENDED
                                                     SEPTEMBER 30,                            SEPTEMBER 30,
                                         -----------------------------------      -----------------------------------
                                                                        %                                        %
                                          2005            2004        CHANGE        2005          2004         CHANGE
                                         -------        -------       ------      --------      --------       ------

Branded products                         $33,875        $22,378        51.4%      $ 66,116      $ 38,297       72.6%
  as % of total net revenues                35.2%          28.2%                      36.4%         26.3%
Specialty generics                        58,085         51,492        12.8%       105,837        97,334        8.7%
  as % of total net revenues                60.3%          64.9%                      58.2%         66.9%
Specialty materials                        4,101          4,989       (17.8)%        8,953         9,120       (1.8)%
  as % of total net revenues                 4.3%           6.3%                       4.9%          6.3%
Other                                        260            463       (43.8)%          889           658       35.1%
    Total net revenues                   $96,321        $79,322        21.4%      $181,795      $145,409       25.0%

The increases in branded product sales of $11.5 million and $27.8 million for the three- and six-month periods, respectively, were due primarily to increased sales of our anti-infective brand, Clindesse(TM), and continued sales growth from our hematinic and prescription prenatal product lines. Clindesse(TM), a single-dose prescription cream therapy indicated to treat bacterial vaginosis, contributed $6.7 million and $11.9 million of incremental sales during the three- and six-month periods, respectively. Since its launch in January 2005, Clindesse(TM) has gained 17.4% of the intravaginal bacterial vaginosis market. Sales of Gynazole-1, our vaginal antifungal cream product, declined $1.1 million, or 22.7%, to $3.9 million for the quarter and increased $3.1 million, or 35.3%, to $12.0 million for the six-month period. These fluctuations in Gynazole-1(R) sales were partially the result of $3.0 million of customer purchases made during the first quarter in anticipation of a July price increase. Sales from our hematinic products increased 9.3% to $8.7 million and 47.6% to $17.2 million during the three- and six-month periods, respectively. For the quarter, the increase in hematinic product sales was primarily due to $1.5 million of incremental sales associated with the introduction of two new products, Niferex(R) Gold and Repliva 21/7(TM). For the six-month period, the increase in hematinic sales reflected the impact of new prescription growth for our existing hematinic products coupled with additional first quarter sales of Chromagen as customers responded to a July 2005 price increase. New prescription growth for our existing hematinic products was 15.5% during the six-month period compared to the corresponding prior year period. Also included in branded product sales is our PreCare(R) product line which continued to be the leading branded line of prescription prenatal nutritional supplements in the United States. Sales from our PreCare(R) product line increased 39.9% to $11.2 million and 36.6% to $19.3 million during the three- and six-month periods, respectively. These increases were primarily due to sales growth experienced by PrimaCare(R) ONE, our proprietary line extension to PrimaCare(R). The introduction of Encora(TM), a new prescription nutritional supplement with essential fatty acids, contributed $1.2 million of incremental revenue during the quarter.

The growth in specialty generic sales of $6.6 million and $8.5 million for the three- and six-month periods, respectively, resulted primarily from $7.9 million and $13.7 million, respectively, of increased sales volume from existing products in our cardiovascular, cough/cold, pain management and digestive enzyme product lines. These increases were offset in part by $1.5 million and $5.4 million, respectively, of product price erosion on certain cardiovascular, pain management and prenatal vitamin products. During the last half of fiscal 2006, we expect specialty generic sales will be more favorably impacted by new product approvals.

The decline in specialty material product sales for the quarter was primarily due to reduced sales on a product that is used by a customer in a chewable vitamin that the customer was in the process of reformulating.

GROSS PROFIT BY SEGMENT
-----------------------
   ($ IN THOUSANDS)
-----------------------
                                                  THREE MONTHS ENDED                        SIX MONTHS ENDED
                                                     SEPTEMBER 30,                            SEPTEMBER 30,
                                         -----------------------------------      -----------------------------------
                                                                        %                                        %
                                          2005            2004        CHANGE        2005          2004         CHANGE
                                         -------        -------       ------      --------      --------       ------

   Branded products                      $29,286        $19,532        49.9%      $ 58,899      $33,515         75.7%
     as % of  net revenues                  86.5%          87.3%                      89.1%        87.5%
   Specialty generics                     31,471         31,696        (0.7)%       58,927       60,031         (1.8)%
     as % of net revenues                   54.2%          61.6%                      55.7%        61.7%
   Specialty materials                     1,547          1,836       (15.7)%        3,572        3,119         14.5%
     as % of net revenues                   37.7%          36.8%                      39.9%        34.2%
   Other                                     (27)          (598)         NM            151       (1,846)          NM
      Total gross profit                 $62,277        $52,466        18.7%      $121,549      $94,819         28.2%
       as % of total net revenues           64.7%          66.1%                      66.9%        65.2%

The increases in gross profit of $9.8 million and $26.7 million for the three- and six-month periods, respectively, were mainly due to the sales growth experienced by our branded products segment. The decreases in the specialty generic gross profit percentages for the three- and six-month periods were primarily attributable to competitive price erosion on certain specialty generic products coupled with a shift in the mix of specialty generic product sales toward lower margin products particularly in the cough/cold category, where seasonal buying increased volume. The lower branded product gross profit percentage for the quarter was reflective of introductory price promotions on three new products launched by the branded products segment during the second quarter. For the six-month period, the increase in the branded product gross profit percentage reflected a favorable shift in the mix of product sales toward higher margin anti-infective products.

RESEARCH AND DEVELOPMENT
------------------------
   ($ IN THOUSANDS)
------------------------
                                                   THREE MONTHS ENDED                       SIX MONTHS ENDED
                                                      SEPTEMBER 30,                           SEPTEMBER 30,
                                          -----------------------------------      ----------------------------------
                                                                         %                                       %
                                           2005           2004         CHANGE       2005          2004         CHANGE
                                          ------         ------        ------      -------       -------       ------

    Research and development              $6,420         $6,201         3.5%       $14,052       $10,825        29.8%
        as % of total net revenues           6.7%           7.8%                       7.7%          7.4%

The minimal increase in research and development expense for the quarter was reflective of the timing of the performance of certain clinical studies. For the six-month period, research and development expense increased $3.2 million due to increased spending on bioequivalency studies for products in our internal development pipeline. The increase for the six-month period was also reflective of a reduced level of expense in the prior year first quarter as certain clinical studies were rescheduled for later in fiscal 2005.

We anticipate that research and development costs for the remainder of fiscal 2006 will increase between 30% and 35% over levels reported in the corresponding period of fiscal 2005 due to the Phase III clinical study on the endometriosis product acquired in the first quarter and ongoing research and development activities related to approximately 50 brand and generic/non-brand products currently in various stages of active development.

PURCHASED IN-PROCESS RESEARCH AND DEVELOPMENT
---------------------------------------------
    ($ IN THOUSANDS)
-------------------------

                                                   THREE MONTHS ENDED                       SIX MONTHS ENDED
                                                      SEPTEMBER 30,                           SEPTEMBER 30,
                                          -----------------------------------      ----------------------------------
                                                                         %                                       %
                                           2005           2004         CHANGE       2005          2004         CHANGE
                                          ------         ------        ------      -------       -------       ------

    Purchased in-process research
     and development                      $    -         $    -             -%     $30,441       $     -          NM
     as % of total net revenues                -%             -%                      16.7%            -%

During the quarter ended June 30, 2005, we recorded expense in connection with the FemmePharma acquisition (see Note 2 to Consolidated Financial Statements) of $30.4 million that consisted of $29.6 million for acquired in-process research and development and $0.9 million in direct expenses related to the transaction. The valuation of acquired in-process research and development represents the estimated fair value of the worldwide marketing rights to an endometriosis product we acquired as part of the FemmePharma, Inc. acquisition that, at the time of the acquisition, had no alternative future use and for which technological feasibility had not been established. The FemmePharma acquisition expense of $30.4 million reduced our diluted earnings per share for the six months ended September 30, 2005 by $0.62.

SELLING AND ADMINISTRATIVE
--------------------------
    ($ IN THOUSANDS)
--------------------------
                                                   THREE MONTHS ENDED                       SIX MONTHS ENDED
                                                      SEPTEMBER 30,                           SEPTEMBER 30,
                                          -----------------------------------      ----------------------------------
                                                                         %                                       %
                                            2005           2004        CHANGE       2005          2004         CHANGE
                                          -------        -------       ------      -------       -------       ------

    Selling and administrative            $36,940        $25,700         43.7%     $74,299       $49,831        49.1%
      as % of total net revenues             38.4%          32.4%                     40.9%         34.3%

The increases in selling and administrative expense of $11.2 million and $24.5 million for the three- and six-month periods were primarily due to:

     o $5.5 million and $9.9 million increases, respectively, in personnel costs associated with expansion of the branded sales force in fiscal 2005 and 2006 and increases in management and other personnel;

     o $2.3 million and $5.0 million increases, respectively, in branded marketing and promotions expense to continue promotion of our existing brands, to further promote the launch of Clindesse(TM) and to support the introduction of a new prescription nutritional supplement product and two new hematinic products;

     o $1.5 million and $7.4 million increases, respectively, in legal and professional expense commensurate with an increase in litigation activity and evaluation of potential acquisition opportunities. The increase in litigation activity included ongoing costs associated with various patent infringement actions with respect to products we market or propose to market; and

     o $1.3 million and $2.1 million increases, respectively, in depreciation, insurance and utilities expense associated with facilities expansion.

We anticipate that selling and administrative expense for the remainder of fiscal 2006 could continue at levels higher than fiscal 2005 due to a full year of our most recent sales force expansion to more than 250 specialty sales representatives, continued increase in promotional expenses for existing branded products, and the continued introductory support for the three new branded products we recently launched in the iron deficiency and women's health care therapeutic areas.

LITIGATION
--------------------------
    ($ IN THOUSANDS)
--------------------------
                                                   THREE MONTHS ENDED                       SIX MONTHS ENDED
                                                      SEPTEMBER 30,                           SEPTEMBER 30,
                                          -----------------------------------      ----------------------------------
                                                                          %                                       %
                                           2005           2004         CHANGE       2005          2004         CHANGE
                                          ------         ------        ------      ------        -------       ------

    Litigation                            $    -         $(843)          NM        $    -        $(843)          NM
      as % of total net revenues               -          (1.1)%                        -         (0.6)%

During the quarter ended September 30, 2004, we made a settlement payment in the amount of $16.5 million to resolve all previously pending claims between KV and Healthpoint without the admission of any liability. The settlement was fully reserved by us in September 2002. The $843,000 benefit reflected in "Litigation" for the prior three- and six-month periods represented a reversal of the portion of the Healthpoint litigation reserve that remained after consideration of the settlement payment and related litigation costs incurred during the prior six-month period.

OPERATING INCOME
----------------
    ($ IN THOUSANDS)
--------------------------
                                                   THREE MONTHS ENDED                       SIX MONTHS ENDED
                                                      SEPTEMBER 30,                           SEPTEMBER 30,
                                          -----------------------------------      ----------------------------------
                                                                          %                                       %
                                            2005          2004         CHANGE       2005          2004         CHANGE
                                          -------        -------       ------      -------       -------       ------

    Operating income                      $17,706        $20,260       (12.6)%      $366         $32,736       (98.9)%

The $2.6 million decrease in operating income for the quarter resulted primarily from an $11.2 million, or 43.7%, increase in selling and administrative expense, offset in part by a $9.8 million increase in gross profit. For the six-month period, the decrease in operating income of $32.4 million resulted largely from the $30.4 million of expense we recorded in connection with the FemmePharma acquisition. The expense amount consisted of $29.6 million for acquired in-process research and development and $0.9 million in direct expenses related to the transaction.

INTEREST AND OTHER INCOME
-------------------------
    ($ IN THOUSANDS)
-------------------------
                                                   THREE MONTHS ENDED                       SIX MONTHS ENDED
                                                      SEPTEMBER 30,                           SEPTEMBER 30,
                                          -----------------------------------      ----------------------------------
                                                                          %                                       %
                                           2005           2004         CHANGE       2005          2004         CHANGE
                                          ------         ------        ------      -------       -------       ------

   Interest and other income              $1,077          $919          17.2%      $2,130        $1,432         48.7%
    as % of total net revenues               1.1%          1.2%                       1.2%          1.0%

The increases in interest and other income for both the three- and six-month periods were primarily due to an increase in the weighted average interest rate earned on short-term investments, offset in part by a decline in the average balance of short-term investments.

PROVISION FOR INCOME TAXES
--------------------------
    ($ IN THOUSANDS)
--------------------------
                                                   THREE MONTHS ENDED                       SIX MONTHS ENDED
                                                      SEPTEMBER 30,                           SEPTEMBER 30,
                                          -----------------------------------      ----------------------------------
                                                                          %                                       %
                                           2005           2004         CHANGE       2005          2004         CHANGE
                                          ------         ------        ------      -------       -------       ------

   Provision for income taxes             $5,801         $6,915        (16.1)%     $10,081       $10,897        (7.5)%
   Effective tax rate                       33.5%          35.3%                      33.5%         35.0%

The declines in the effective tax rate for the three- and six-month periods were due to the impact of various tax planning initiatives, coupled with the generation of income tax credits at both the Federal and state levels. Although the $30.4 million of expense we recorded for the FemmePharma acquisition resulted in a loss before income taxes of $0.3 million for the six months ended September 30, 2005, we incurred tax expense during that period as the FemmePharma acquisition expense was determined not to be deductible for tax purposes. The effective tax rate of 33.5 % for the six months ended September 30, 2005 was applied to a pre-tax income amount that excluded the FemmePharma acquisition expense of $30.4 million.

NET INCOME (LOSS) AND DILUTED EARNINGS (LOSS) PER SHARE
-------------------------------------------------------
    ($ IN THOUSANDS)
--------------------------
                                                   THREE MONTHS ENDED                       SIX MONTHS ENDED
                                                      SEPTEMBER 30,                           SEPTEMBER 30,
                                          -----------------------------------      ----------------------------------
                                                                          %                                       %
                                            2005           2004         CHANGE       2005          2004         CHANGE
                                          -------        -------        ------     --------      -------        ------

    Net income (loss)                     $11,515        $12,676        (9.2)%     $(10,429)     $20,237          NM
    Diluted earnings (loss) per share        0.21           0.23        (8.7)%        (0.21)        0.37          NM


The $1.2 million decrease in net income for the quarter resulted primarily from an $11.2 million, or 43.7%, increase in selling and administrative expense, offset in part by a $9.8 million increase in gross profit. For the six-month period, the decrease in net income of $30.7 million resulted largely from the $30.4 million of expense we recorded in connection with the FemmePharma acquisition. The expense amount consisted of $29.6 million for acquired in-process research and development and $0.9 million in direct expenses related to the transaction. The FemmePharma acquisition expense of $30.4 million reduced our diluted earnings per share for the six months ended September 30, 2005 by $0.62.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents and working capital were $59.1 million and $259.9 million, respectively, at September 30, 2005, compared to $159.8 million and $302.5 million, respectively, at March 31, 2005. Internally generated funds from product sales continued to be the primary source of operating cash flow used in the funding of our businesses. The net cash flow from operating activities was $22.8 million for the six months ended September 30, 2005 compared to $0.2 million for the comparable prior period. This increase resulted primarily from the operating cash flows for the comparative prior six-month period including the impact of an $18.3 million reduction in accrued liabilities attributable to settlement of the Healthpoint litigation which was resolved during the second quarter of the prior year.

Net cash flow used in investing activities included capital expenditures of $36.9 million for the six months ended September 30, 2005 compared to $32.5 million for the corresponding prior year period. In April 2005, the Company completed the purchase of a 260,000 square foot building in the St. Louis metropolitan area for $11.8 million. The property had been leased by the Company since April 2000 and will continue to function as the Company's main distribution facility. The purchase price was paid with cash on hand. The remaining capital expenditures during the six-month period were primarily for building renovation projects and for purchasing machinery and equipment to upgrade and expand our pharmaceutical manufacturing and distribution capabilities. Other investing activities for the six-month period included $49.5 million in purchases of marketable securities that were classified as available for sale. In addition, in May 2005, the Company and FemmePharma mutually agreed to terminate the license agreement we entered into with them in April 2002 (see Note 2 to Consolidated Financial Statements). As part of this transaction, we acquired all of the common stock of FemmePharma for a $25.0 million cash payment after certain assets of the entity had been distributed to FemmePharma's other shareholders. In connection with this transaction, we acquired the worldwide marketing rights to an endometriosis product. Also, in May 2005, we entered into a long-term product development and marketing license agreement with Strides, an Indian generic pharmaceutical developer and manufacturer, for exclusive marketing rights in the United States and Canada for 10 new generic drugs. Under a separate agreement, the Company invested $11.3 million in Strides' redeemable preferred stock (see Note 2 to Consolidated Financial Statements).

Our debt balance was $210.3 million at September 30, 2005 compared to $210.7 million at March 31, 2005 (see Note 9 to Consolidated Financial Statements). In May 2003, we issued $200.0 million principal amount of Convertible Subordinated Notes that are convertible, under certain circumstances, into shares of our Class A Common Stock at an initial conversion price of $23.01 per share. The Convertible Subordinated Notes bear interest at a rate of 2.50% and mature on May 16, 2033. We are also obligated to pay contingent interest at a rate equal to 0.5% per annum during any six-month period commencing May 16, 2006, if the average trading price of the Notes per $1,000 principal amount for the five trading day period ending on the third trading day immediately preceding the first day of the applicable six-month period equals $1,200 or more. We may redeem some or all of the Convertible Subordinated Notes at any time on or after May 21, 2006, at a redemption price, payable in cash, of 100% of the principal amount of the Convertible Subordinated Notes, plus accrued and unpaid interest (including contingent interest, if any) to the date of redemption. Holders may require us to repurchase all or a portion of their Convertible Subordinated Notes on May 16, 2008, 2013, 2018, 2023 and 2028, or upon a change in control, as defined in the indenture governing the Convertible Subordinated Notes, at 100% of the principal amount of the Convertible Subordinated Notes, plus accrued and unpaid interest (including contingent interest, if any) to the date of repurchase, payable in cash. The Convertible Subordinated Notes are subordinate to all of our existing and future senior obligations.

We have credit agreements with two banks that provide revolving lines of credit for borrowing up to $140.0 million (see Note 8 to Consolidated Financial Statements). The credit agreements provide for $80.0 million in revolving lines of credit along with supplemental credit lines of $60.0 million that are available for financing acquisitions. These credit facilities expire in October 2006 and December 2005, respectively. The revolving and supplemental credit lines are unsecured and interest is charged at the lower of the prime rate or the one-month LIBOR rate plus 175 basis points. At September 30, 2005, we had no cash borrowings under either credit facility. The credit agreements contain financial covenants that impose minimum levels of earnings before interest, taxes, depreciation and amortization, a maximum funded debt ratio, a limit on capital expenditures and dividend payments, a minimum fixed charge coverage ratio and a maximum senior leverage ratio. As of September 30, 2005, we were in compliance with all of our covenants.

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

INTANGIBLE ASSETS. Our intangible assets consist of product rights, license
-----------------
agreements and trademarks resulting
from product acquisitions and legal fees and similar costs relating to the development of patents and trademarks. Intangible assets that are acquired are stated at cost, less accumulated amortization, and are amortized on a straight-line basis over their estimated useful lives. Upon approval, costs associated with the development of patents and trademarks are amortized on a straight-line basis over estimated useful lives ranging from five to 17 years. We determine amortization periods for intangible assets that are acquired based on our assessment of various factors impacting estimated useful lives and cash flows of the acquired products. Such factors include the product's position in its life cycle, the existence or absence of like products in the market, various other competitive and regulatory issues, and contractual terms. Significant changes to any of these factors may result in a reduction in the intangible asset's useful life and an acceleration of related amortization expense.

We assess the impairment of intangible assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Some factors we consider important which could trigger an impairment review include: (1) significant underperformance relative to expected historical or projected future operating results; (2) significant changes in the manner of our use of the acquired assets or the strategy for our overall business; and
(3) significant negative industry or economic trends.

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

CONTINGENCIES. The Company is involved in various legal proceedings, some of
-------------
which involve claims for substantial amounts. An estimate is made to accrue for a loss contingency relating to any of these legal proceedings if it is probable that a liability was incurred as of the date of the financial statements and the amount of loss can be reasonably estimated. Because of the subjective nature inherent in assessing the outcome of litigation and because of the potential that an adverse outcome in legal proceedings could have a material impact on our financial position or results of operations, such estimates are considered to be critical accounting estimates. After review, it was determined that the conditions mentioned above for accrual were not met. We will continue to evaluate all legal matters as additional information becomes available.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk is limited to fluctuating interest rates associated with variable rate indebtedness that is subject to interest rate changes.

Advances to us under our credit facilities bear interest at a rate that varies consistent with increases or decreases in the publicly announced prime rate and/or the LIBOR rate with respect to LIBOR-related loans, if any. A material increase in such rates could significantly increase borrowing expenses. We did not have any cash borrowings under our credit facilities at September 30, 2005.

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

There have been no significant changes in our internal control over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting in the second quarter of fiscal year 2006.

PART II. - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The information set forth under Note 12 - CONTINGENCIES - LITIGATION to the Consolidated Financial Statements included in Part I of this report is incorporated in this Part II, Item I by reference.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

        PURCHASE OF EQUITY SECURITIES BY THE COMPANY

        The following table provides information about purchases the Company made of its common stock during the quarter ended
        September 30, 2005:

                                                                          TOTAL NUMBER OF
                                                                          SHARES PURCHASED          MAXIMUM NUMBER
                                  TOTAL NUMBER                              AS PART OF A          OF SHARES THAT MAY
                                   OF SHARES         AVERAGE PRICE       PUBLICLY ANNOUNCED        YET BE PURCHASED
      PERIOD                       PURCHASED         PAID PER SHARE           PROGRAM              UNDER THE PROGRAM

July 1-31, 2005                      1,200               $16.32                  --                       --

August 1-31, 2005                    5,023               $16.77                  --                       --

September 1-30, 2005                    --                   --                  --
                                     -----
            Total                    6,223               $16.68                  --                       --
                                     =====

Shares were purchased from employees upon their termination pursuant to the terms of the Company's stock option plan.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Our 2005 annual meeting of shareholders was held on September 1, 2005. Of 49,299,406 shares of Class A and Class B Common Stock issued, outstanding and eligible to be voted at the meeting, holders of 40,231,762 shares, constituting a quorum, were represented in person or by proxy at the meeting. One matter was submitted to a vote of security holders at the meeting, the election of three Class A director nominees to our board of directors, each to continue in office until the year 2008. Upon tabulation of votes cast, it was determined that the nominees had been elected. The voting results are set forth below:

Proposal 1.

CLASS A DIRECTOR NOMINEES
-------------------------

                                                                              ABSTENTIONS AND
NAME                                       FOR                WITHHOLD        BROKER NON-VOTES
----                                       ---                --------        ----------------
Kevin S. Carlie                         13,063,181             22,990              21,752
Marc S. Hermelin                        13,063,414             22,758              21,752
David A. Van Vliet                      13,057,922             28,249              21,752


         Because we have a staggered board, the terms of office of the following named Class B and Class C directors continue after the meeting:

CLASS B (TO CONTINUE IN OFFICE UNTIL 2006)
------------------------------------------

Victor M. Hermelin
Alan G. Johnson
David S. Hermelin

CLASS C (TO CONTINUE IN OFFICE UNTIL 2007)
------------------------------------------

Jean M. Bellin
Norman D. Schellenger
Terry B. Hatfield

Proposal 2.

         To ratify the selection of KPMG LLP to serve as the Company's independent registered public accounting firm for the year ending March 31, 2006:

         Votes "For"                13,086,459
         Votes "Against"                 6,929
         Votes "Abstained"              13,826

ITEM 6. EXHIBITS

         Exhibits. See Exhibit Index.

                                 SIGNATURES
                                 ----------

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   K-V PHARMACEUTICAL COMPANY


Date: November 9, 2005         By  /s/  Marc S. Hermelin
      ----------------             ------------------------------------------
                                   Marc S. Hermelin
                                   Vice Chairman of the Board and
                                   Chief Executive Officer
                                   (Principal Executive Officer)


Date: November 9, 2005         By  /s/  Gerald R. Mitchell
      ----------------             ------------------------------------------
                                   Gerald R. Mitchell
                                   Vice President and Chief Financial Officer
                                   (Principal Financial Officer)


Date: November 9, 2005         By  /s/ Richard H. Chibnall
      ----------------             ------------------------------------------
                                   Richard H. Chibnall
                                   Vice President, Finance
                                   (Principal Accounting Officer)

                                EXHIBIT INDEX

Exhibit No.                   Description
-----------                   -----------

   31.1           Certification of Chief Financial Officer.

   31.2           Certification of Chief Executive Officer.

   32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

   32.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.