Form 10-Q
period 2005-12-31
KV PHARMACEUTICAL CO /DE/
filed 2006-02-07
CIK 57055

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

             FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2005
                                            -----------------

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

                               (314) 645-6600
------------------------------------------------------------------------------
            (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

      INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS) AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES X NO
                                                             ---   ---

INDICATE BY CHECK MARK WHETHER THE REGISTRANT IS AN ACCELERATED FILER (AS DEFINED IN EXCHANGE ACT RULE 12b-2). YES X NO
                                             ---   ---


               TITLE OF CLASS OF                          NUMBER OF SHARES
                 COMMON STOCK                    OUTSTANDING AS OF JANUARY 31, 2006
                 ------------                    ----------------------------------

CLASS A COMMON STOCK, PAR VALUE $.01 PER SHARE              36,552,765
CLASS B COMMON STOCK, PAR VALUE $.01 PER SHARE              12,855,824

PART I. - FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS

                                    K-V PHARMACEUTICAL COMPANY AND SUBSIDIARIES
                                         CONSOLIDATED STATEMENTS OF INCOME
                             (Unaudited; dollars in thousands, except per share data)

                                                             THREE MONTHS ENDED              NINE MONTHS ENDED
                                                                DECEMBER 31,                    DECEMBER 31,
                                                         -------------------------      --------------------------
                                                           2005             2004           2005             2004
                                                         --------         --------      ---------        ---------

Net revenues.....................................        $ 98,392         $ 86,857      $ 280,188        $ 232,266
Cost of sales....................................          33,741           29,935         93,988           80,525
                                                         --------         --------      ---------        ---------
Gross profit.....................................          64,651           56,922        186,200          151,741
                                                         --------         --------      ---------        ---------

Operating expenses:
    Research and development.....................           6,817            5,988         20,869           16,813
    Purchased in-process research and
        development and transaction costs........              --               --         30,441               --
    Selling and administrative...................          35,447           29,176        109,746           79,009
    Amortization of intangible assets............           1,198            1,172          3,589            3,441
    Litigation...................................              --               --             --             (843)
                                                         --------         --------      ---------        ---------
Total operating expenses.........................          43,462           36,336        164,645           98,420
                                                         --------         --------      ---------        ---------

Operating income.................................          21,189           20,586         21,555           53,321
                                                         --------         --------      ---------        ---------

Other expense (income):
    Interest expense.............................           1,538            1,242          4,382            4,276
    Interest and other income....................          (1,272)            (718)        (3,402)          (2,151)
                                                         --------         --------      ---------        ---------
Total other expense, net.........................             266              524            980            2,125
                                                         --------         --------      ---------        ---------

Income before income taxes.......................          20,923           20,062         20,575           51,196
Provision for income taxes.......................           6,509            6,510         16,590           17,407
                                                         --------         --------      ---------        ---------

Net income.......................................        $ 14,414         $ 13,552      $   3,985        $  33,789
                                                         ========         ========      =========        =========


Earnings per common share:
    Basic - Class A common.......................        $   0.31         $   0.29      $    0.08        $    0.72
    Basic - Class B common.......................        $   0.25         $   0.24      $    0.07        $    0.60

    Diluted......................................        $   0.26         $   0.25      $    0.08        $    0.62
                                                         ========         ========      =========        =========

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                    K-V PHARMACEUTICAL COMPANY AND SUBSIDIARIES
                                            CONSOLIDATED BALANCE SHEETS
                                              (Dollars in thousands)

                                                                                         DECEMBER 31,     MARCH 31,
                                                                                             2005           2005
                                                                                             ----           ----
                                                                                         (Unaudited)

                                            ASSETS
                                            ------
CURRENT ASSETS:
Cash and cash equivalents............................................................    $    66,839     $   159,825
Marketable securities................................................................         96,370          45,694
Receivables, less allowance for doubtful accounts of $486 and $461
   at December 31, 2005 and March 31, 2005, respectively.............................         69,159          62,361
Inventories, net.....................................................................         57,519          53,945
Prepaid and other assets.............................................................          6,621           9,530
Deferred tax asset...................................................................          9,222           5,827
                                                                                         -----------     -----------
   Total Current Assets..............................................................        305,730         337,182
Property and equipment, net..........................................................        170,398         131,624
Intangible assets and goodwill, net..................................................         73,980          76,430
Other assets.........................................................................         18,731          13,081
                                                                                         -----------     -----------
TOTAL ASSETS.........................................................................    $   568,839     $   558,317
                                                                                         ===========     ===========

                                         LIABILITIES
                                         -----------
CURRENT LIABILITIES:
Accounts payable.....................................................................    $    13,656     $    18,011
Accrued liabilities..................................................................         20,833          15,733
Current maturities of long-term debt.................................................            973             973
                                                                                         -----------     -----------
   Total Current Liabilities.........................................................         35,462          34,717
Long-term debt.......................................................................        209,069         209,767
Other long-term liabilities..........................................................          5,316           4,477
Deferred tax liability...............................................................         21,942          16,654
                                                                                         -----------     -----------
TOTAL LIABILITIES....................................................................        271,789         265,615
                                                                                         -----------     -----------

COMMITMENTS AND CONTINGENCIES........................................................             --              --

                                     SHAREHOLDERS' EQUITY
                                     --------------------

7% cumulative convertible Preferred Stock, $.01 par value; $25.00 stated and liquidation value; 840,000 shares authorized; issued and outstanding --
   40,000 shares at December 31, 2005 and March 31,
   2005 (convertible into Class A shares at a ratio of 8.4375 to one)................             --              --
Class A and Class B Common Stock, $.01 par value;150,000,000 and
   75,000,000 shares authorized, respectively;
     Class A - issued 39,634,921 and 39,059,428 at December 31, 2005
       and March 31, 2005, respectively..............................................            396             391
     Class B - issued 12,977,839 and 13,422,101 at December 31, 2005 and March 31,
       2005, respectively (convertible into Class A shares on a one-for-one basis)...            130             134
Additional paid-in capital...........................................................        128,775         128,182
Retained earnings....................................................................        221,712         217,779
Accumulated other comprehensive loss.................................................           (172)           (133)
Less: Treasury stock, 3,118,834 shares of Class A and 92,902 shares of Class B Common
   Stock at December 31, 2005, respectively, and 3,111,003 shares of Class A and
   92,902 shares of Class B Common Stock at March 31, 2005, respectively, at cost....        (53,791)        (53,651)
                                                                                         -----------     -----------
TOTAL SHAREHOLDERS' EQUITY...........................................................        297,050         292,702
                                                                                         -----------     -----------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY...........................................    $   568,839     $   558,317
                                                                                         ===========     ===========


SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                K-V PHARMACEUTICAL COMPANY AND SUBSIDIARIES
                                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (Unaudited; dollars in thousands)

                                                                                       NINE MONTHS ENDED
                                                                                          DECEMBER 31,
                                                                                  --------------------------
                                                                                    2005              2004
                                                                                  ---------        ---------
OPERATING ACTIVITIES:
Net income.............................................................           $   3,985        $  33,789
Adjustments to reconcile net income to net cash provided by
 operating activities:
   Acquired in-process research and development........................              29,570               --
   Depreciation and amortization.......................................              13,065           10,230
   Deferred income tax provision.......................................               1,668           11,013
   Deferred compensation...............................................                 839              630
   Litigation..........................................................                  --             (843)
Changes in operating assets and liabilities:
   Increase in receivables, net........................................              (6,798)         (12,302)
   (Increase) decrease in inventories, net.............................              (3,574)           1,419
   Decrease (increase) in prepaid and other assets.....................               2,805           (1,752)
   Increase (decrease) in accounts payable and accrued liabilities.....                 745          (14,215)
                                                                                  ---------        ---------
Net cash provided by operating activities..............................              42,305           27,969
                                                                                  ---------        ---------

INVESTING ACTIVITIES:
   Purchase of property and equipment, net.............................             (47,317)         (49,387)
   Purchase of marketable securities...................................             (50,735)         (10,366)
   Purchase of preferred stock.........................................             (11,300)              --
   Product acquisition.................................................             (25,643)              --
                                                                                  ---------        ---------
Net cash used in investing activities..................................            (134,995)         (59,753)
                                                                                  ---------        ---------

FINANCING ACTIVITIES:
   Principal payments on long-term debt................................                (698)            (935)
   Dividends paid on preferred stock...................................                 (52)             (52)
   Purchase of common stock for treasury...............................                (140)          (2,461)
   Exercise of common stock options....................................                 594            3,605
                                                                                  ---------        ---------
Net cash provided by (used in) financing activities....................                (296)             157
                                                                                  ---------        ---------
Decrease in cash and cash equivalents..................................             (92,986)         (31,627)
Cash and cash equivalents:
   Beginning of year...................................................             159,825          191,581
                                                                                  ---------        ---------
   End of period.......................................................           $  66,839        $ 159,954
                                                                                  =========        =========

SUPPLEMENTAL INFORMATION:
   Interest paid, net of portion capitalized...........................           $   4,640        $   4,524
   Income taxes paid...................................................               9,132            5,070

NON-CASH FINANCING ACTIVITY:
    Issuance of common stock under product development
      agreement........................................................           $      --        $     238

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                    (in thousands, except per share data)

1.  BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of K-V Pharmaceutical Company ("KV" or the "Company") have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. However, in the opinion of management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations and cash flows for the three- and nine-month periods ended December 31, 2005 are not necessarily indicative of the results of operations and cash flows that may be expected for the fiscal year ending March 31, 2006. The interim consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2005. The balance sheet information as of March 31, 2005 has been derived from the Company's audited consolidated balance sheet as of that date.

2.  ACQUISITION AND LICENSE AGREEMENTS

In May 2005, the Company and FemmePharma, Inc. ("FemmePharma") mutually agreed to terminate the license agreement between them entered into in April 2002. As part of this transaction, the Company acquired all of the common stock of FemmePharma for $25,000 after certain assets of the entity had been distributed to FemmePharma's other shareholders. Under a separate agreement, the Company had previously invested $5,000 in FemmePharma's convertible preferred stock. Included in the Company's acquisition of FemmePharma are the worldwide marketing rights to an endometriosis product that has successfully completed Phase II clinical trials. This product was originally part of the licensing arrangement with FemmePharma that provided the Company, among other things, marketing rights for the product principally in the United States. In accordance with the new agreement, the Company acquired worldwide licensing rights of the endometriosis product, no longer is responsible for milestone payments and royalties specified in the original licensing agreement, and secured exclusive worldwide rights for use of the FemmePharma technology for vaginal anti-infective products. During the nine months ended December 31, 2005, the Company recorded expense of $30,441 in connection with the FemmePharma acquisition that consisted of $29,570 for acquired in-process research and development and $871 in direct expenses related to the transaction. The acquired in-process research and development charge represented the estimated fair value of the endometriosis product being developed that, at the time of the acquisition, had no alternative future use and for which technological feasibility had not been established. The FemmePharma acquisition expense was determined by the Company to not be deductible for tax purposes. The Company also allocated $375 of the purchase price for a non-compete agreement and $300 of the purchase price for the royalty-free worldwide license to use FemmePharma's technology for vaginal anti-infective products acquired in the transaction. The allocation of the purchase price is preliminary.

In May 2005, the Company entered into a long-term product development and marketing license agreement with Strides Arcolab, Ltd, (Strides) an Indian generic pharmaceutical developer and manufacturer, for exclusive marketing rights in the United States and Canada for 10 new generic drugs. Under the agreement, Strides will be responsible for developing, submitting for regulatory approval and manufacturing the 10 products and the Company will be responsible for exclusively marketing the products in the territories covered by the agreement. Under a separate agreement, the Company invested $11,300 in Strides' redeemable preferred stock. The $11,300 investment has been accounted for using the cost method and is included in "Other assets" in the accompanying consolidated balance sheet at December 31, 2005.

3.  STOCK-BASED COMPENSATION

The Company grants stock options for a fixed number of shares to employees with an exercise price greater than or equal to the fair value of the shares at the date of grant. As permissible under Statement of Financial Accounting Standards ("SFAS") No. 123, Accounting for Stock-Based Compensation, the Company elected to continue to account for stock option grants to employees in accordance with Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees and related interpretations. APB 25 requires that compensation cost related to fixed stock option plans be recognized only to the extent that the fair value of the shares at the grant date exceeds the exercise price. Accordingly, no compensation expense is recognized for stock option awards granted to employees at or above fair value. Had the Company determined compensation expense using the fair value method prescribed by SFAS No. 123, the Company's net income and earnings per share would have been as follows:

                                                             THREE MONTHS ENDED           NINE MONTHS ENDED
                                                                DECEMBER 31,                 DECEMBER 31,
                                                            --------------------       ----------------------
                                                             2005          2004         2005            2004
                                                             ----          ----         ----            ----

   Net income, as reported........................          $14,414      $13,552       $3,985         $33,789
   Deduct: Stock based employee
      compensation expense........................             (206)        (240)        (606)           (718)
                                                            -------      -------       ------         -------
   Pro forma net income...........................          $14,208      $13,312       $3,379         $33,071
                                                            =======      =======       ======         =======

   Earnings per share:
     Basic Class A common - as reported...........          $  0.31      $  0.29       $ 0.08         $  0.72
     Basic Class A common - pro forma.............             0.30         0.28         0.07            0.71
     Basic Class B common - as reported...........             0.25         0.24         0.07            0.60
     Basic Class B common - pro forma.............             0.25         0.24         0.06            0.59
     Diluted - as reported........................             0.26         0.25         0.08            0.62
     Diluted - pro forma..........................             0.26         0.24         0.07            0.61

The weighted average fair value of the options has been estimated on the date of grant using the following weighted average assumptions for grants during the three and nine months ended December 31, 2005 and 2004, respectively: no dividend yield; expected volatility of 33% and 35% for Class A common stock; expected volatility of 30% and 32% for Class B common stock; risk-free interest rate of 4.39% and 3.49% per annum; and expected option terms ranging from 3 to 10 years for both periods. Weighted averages are used because of varying assumed exercise dates.

4.  EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

                                                                THREE MONTHS ENDED             NINE MONTHS ENDED
                                                                   DECEMBER 31,                   DECEMBER 31,
                                                              ----------------------        -----------------------
                                                                2005           2004           2005            2004
                                                                ----           ----           ----            ----
Undistributed earnings:
   Net income........................................         $14,414        $13,552        $ 3,985         $33,789
   Less - preferred stock dividends..................             (17)           (17)           (52)            (52)
                                                              -------        -------        -------         -------
   Undistributed earnings - basic EPS................          14,397         13,535          3,933          33,737
   Add - preferred stock dividends...................              17             17             --              52
   Add - interest expense on convertible
    notes, net of tax................................           1,062          1,041             --           3,051
                                                              -------        -------        -------         -------
   Net income - diluted EPS..........................         $15,476        $14,593        $ 3,933         $36,840
                                                              =======        =======        =======         =======

Allocation of undistributed earnings - basic EPS:
   Class A common stock..............................         $11,081        $10,058        $ 3,018         $24,365
   Class B common stock..............................           3,316          3,477            915           9,372
                                                              -------        -------        -------         -------
     Total allocated earnings - basic EPS............         $14,397        $13,535        $ 3,933         $33,737
                                                              =======        =======        =======         =======

Weighted average shares outstanding - basic:

   Class A common stock..............................          36,314         34,833         36,156          33,667
   Class B common stock..............................          13,039         14,449         13,160          15,539
                                                              -------        -------        -------         -------
     Total weighted average shares
      outstanding-basic..............................          49,353         49,282         49,316          49,206
                                                              -------        -------        -------         -------
Effect of dilutive securities:
   Employee stock options............................           1,024          1,165            985           1,212
   Convertible preferred stock.......................             338            338             --             338
   Convertible notes.................................           8,692          8,692             --           8,692
                                                              -------        -------        -------         -------
     Dilutive potential common shares................          10,054         10,195            985          10,242
                                                              -------        -------        -------         -------
       Total weighted average shares
        outstanding - diluted........................          59,407         59,477         50,301          59,448
                                                              =======        =======        =======         =======

Basic earnings per share:
   Class A common stock..............................         $  0.31        $  0.29        $  0.08         $  0.72
   Class B common stock..............................            0.25           0.24           0.07            0.60

Diluted earnings per share(1)(2).....................            0.26           0.25           0.08            0.62
                                                              =======        =======        =======         =======

     (1) Excluded from the computation of diluted earnings per share were outstanding stock options whose exercise prices were greater than the average market price of the common shares for the period reported. For the three months ended December 31, 2005 and 2004, excluded from the computation were options to purchase 706 and 685 shares of Class A and Class B common stock, respectively. For the nine months ended December 31, 2005 and 2004, excluded from the computation were options to purchase 796 and 688 shares of Class A and Class B common stock, respectively.

     (2) For the nine months ended December 31, 2005, there were preferred shares convertible into 338 shares of Class A common stock and $200,000 principal amount of Convertible Subordinated Notes convertible into 8,692 shares of Class A common stock that were excluded from the computation of diluted earnings per share because their effect would have been anti-dilutive.

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

Accruals for sales provisions are presented in the consolidated financial statements as reductions to net revenues and accounts receivable. Sales provisions totaled $40,229 and $37,498 for the three months ended December 31, 2005 and 2004, respectively, and $119,203 and $96,043 for the nine months ended December 31, 2005 and 2004, respectively. The reserve balances related to the sales provisions totaled $32,801 and $21,056 at December 31, 2005 and March 31, 2005, respectively, and are included in "Receivables, less allowance for doubtful accounts" in the accompanying consolidated balance sheets.

6.  INVENTORIES

    Inventories consist of the following:

                                                          DECEMBER 31, 2005   MARCH 31, 2005
                                                          -----------------   --------------

            Finished goods.....................                $28,115           $30,521
            Work-in-process....................                  6,875             5,773
            Raw materials......................                 22,529            17,651
                                                               -------           -------
                                                               $57,519           $53,945
                                                               =======           =======

Management establishes reserves for potentially obsolete or slow-moving inventory based on an evaluation of inventory levels, forecasted demand and market conditions.

7.  INTANGIBLE ASSETS AND GOODWILL

    Intangible assets and goodwill consist of the following:

                                                         DECEMBER 31, 2005                    MARCH 31, 2005
                                                     -------------------------          -------------------------
                                                      GROSS                              GROSS
                                                     CARRYING      ACCUMULATED          CARRYING      ACCUMULATED
                                                      AMOUNT      AMORTIZATION           AMOUNT      AMORTIZATION
                                                      ------      ------------           ------      ------------

Product rights - Micro-K(R)..................        $36,140        $(12,257)           $36,140        $(10,904)
Product rights - PreCare(R)..................          8,433          (2,705)             8,433          (2,389)
Trademarks acquired:
     Niferex(R)..............................         14,834          (2,040)            14,834          (1,484)
     Chromagen(R)/StrongStart(R).............         27,642          (3,801)            27,642          (2,764)
License agreements...........................          4,468            (255)             4,168            (120)
Covenant not to compete......................            375             (25)                 -               -
Trademarks and patents.......................          3,255            (641)             2,814            (497)
                                                     -------        --------            -------        --------
  Total intangible assets....................         95,147         (21,724)            94,031         (18,158)
Goodwill.....................................            557               -                557               -
                                                     -------        --------            -------        --------
                                                     $95,704        $(21,724)           $94,588        $(18,158)
                                                     =======        ========            =======        ========


As of December 31, 2005, the Company's intangible assets have a weighted average useful life of approximately 19 years. Amortization expense for intangible assets was $1,198 and $1,172 for the three months ended December 31, 2005 and 2004, respectively, and $3,589 and $3,441 for the nine months ended December 31, 2005 and 2004, respectively.

Assuming no additions, disposals or adjustments are made to the carrying values and/or useful lives of the intangible assets, annual amortization expense on product rights, trademarks acquired and other intangible assets is estimated to be approximately $1,200 for the remainder of fiscal 2006 and approximately $4,800 in each of the four succeeding fiscal years.

8.  REVOLVING CREDIT AGREEMENT

As of December 31, 2005, the Company has credit agreements with two banks that provide for revolving lines of credit for borrowing up to $140,000. The credit agreements provide for $80,000 in revolving lines of credit that expire in October 2006 along with supplemental credit lines of $60,000 for financing acquisitions. In December 2005, the expiration date of the supplemental credit line was extended to March 2006. The revolving credit lines are unsecured and interest is charged at the lower of the prime rate or the one-month LIBOR rate plus 175 basis points. At December 31, 2005, the Company had no cash borrowings outstanding under either credit facility. The credit agreements include covenants that impose minimum levels of earnings before interest, taxes, depreciation and amortization, a maximum funded debt ratio, a limit on capital expenditures and dividend payments, a minimum fixed charge ratio and a maximum senior leverage ratio.

9.  LONG-TERM DEBT

    Long-term debt consists of the following:

                                                                    DECEMBER 31, 2005     MARCH 31, 2005
                                                                    -----------------     --------------

                  Building mortgages..........................          $ 10,042             $ 10,740
                  Convertible notes...........................           200,000              200,000
                                                                        --------             --------
                                                                         210,042              210,740
                  Less current portion........................              (973)                (973)
                                                                        --------             --------
                                                                        $209,069             $209,767
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

Certain conversion features of the Notes and the contingent interest feature meet the criteria of and qualify as embedded derivatives. Although these features represent embedded derivative financial instruments, based on the de minimis value of them at the time of issuance and at December 31, 2005, no value has been assigned to these embedded derivatives.

The Notes, which are unsecured, do not contain any restrictions on the payment of dividends, the incurrence of additional indebtedness or the repurchase of the Company's securities, and do not contain any financial covenants.

10. TAXABLE INDUSTRIAL REVENUE BONDS

In December 2005, the Company entered into a financing arrangement with St. Louis County, Missouri related to expansion of the Company's operations in St. Louis County. In total, up to $135,500 of industrial revenue bonds may be issued to the Company by St. Louis County relative to capital improvements made through December 31, 2009. This agreement provides that 50% of the real and personal property taxes on up to $135,500 of capital improvements will be abated for a period of 10 years subsequent to the property being placed in service. Industrial revenue bonds totaling $72,956 were outstanding at December 31, 2005.

The industrial revenue bonds are issued by St. Louis County to the Company upon the Company's payment of qualifying costs of capital improvements, which are then leased by the Company for a period ending December 1, 2019, unless earlier terminated. The Company has the option at any time to discontinue the arrangement and regain full title to the abated property. The industrial revenue bonds bear interest at 4.25% per annum and are payable as to principal and interest concurrently with payments due under the terms of the lease.

The Company has classified the leased assets as property and equipment and has established a capital lease obligation equal to the outstanding principal balance of the industrial revenue bonds. Lease payments may be made by tendering an equivalent portion of the industrial revenue bonds. As the capital lease payments to St. Louis County may be satisfied by tendering industrial revenue bonds (which is the Company's intention), the capital lease obligation, industrial revenue bonds and related interest expense and interest income, respectively, have been offset for presentation purposes in the consolidated financial statements.

11. COMPREHENSIVE INCOME

Comprehensive income includes all changes in equity during a period except those that resulted from investments by or distributions to the Company's shareholders. Other comprehensive income refers to revenues, expenses, gains and losses that, under generally accepted accounting principles, are included in comprehensive income, but excluded from net income as these amounts are recorded directly as an adjustment to shareholders' equity. For the Company, comprehensive income is comprised of net income and the net changes in unrealized gains and losses on available for sale marketable securities, net of applicable income taxes. Total comprehensive income totaled $14,389 and $13,412 for the three months ended December 31, 2005 and 2004, respectively, and $3,946 and $33,670 for the nine months ended December 31, 2005 and 2004, respectively.

12. SEGMENT REPORTING

The reportable operating segments of the Company are branded products, specialty generics and specialty materials. The Company has aggregated its branded product lines in a single segment because of similarities in regulatory environment, manufacturing processes, methods of distribution and types of customer. This segment includes patent-protected products and certain trademarked off-patent products that the Company sells and markets as brand pharmaceutical products. The specialty generics business segment includes pharmaceutical products that are sold as generics/non-branded products. The Company sells its branded and generic products primarily to pharmaceutical wholesalers, drug distributors and chain drug stores. The specialty materials segment is distinguished as a single segment because of differences in products, marketing and regulatory approval when compared to the other segments.

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

The following presents information for the Company's reportable operating segments for the three and nine months ended December 31, 2005 and 2004.

                                THREE MONTHS
                                   ENDED         BRANDED      SPECIALTY     SPECIALTY     ALL
                                DECEMBER 31,     PRODUCTS      GENERICS     MATERIALS    OTHER     ELIMINATIONS   CONSOLIDATED
                                ------------     --------     ---------     ---------  --------    ------------   ------------

   Net revenues                     2005          $41,942      $52,664        $3,433   $    353      $     -        $ 98,392
                                    2004           26,180       55,508         4,671        498            -          86,857

   Segment profit (loss)            2005           17,411       25,880          (657)   (21,711)           -          20,923
                                    2004            9,851       30,586         1,097    (21,472)           -          20,062

   Identifiable assets              2005           29,543       71,991         8,273    460,190       (1,158)        568,839
    (at period end)                 2004           22,034       79,087         7,742    443,486       (1,158)        551,191

   Property and                     2005                -        1,005           117      9,339            -          10,461
    equipment additions             2004              651           33             -     16,177            -          16,861

   Depreciation and                 2005              146           82            43      4,405            -           4,676
    amortization                    2004               66           65            35      3,311            -           3,477


                                NINE MONTHS
                                   ENDED         BRANDED      SPECIALTY     SPECIALTY     ALL
                                DECEMBER 31,     PRODUCTS      GENERICS     MATERIALS    OTHER     ELIMINATIONS   CONSOLIDATED
                                ------------     --------     ---------     ---------  --------    ------------   ------------

   Net revenues                     2005         $108,058     $158,502       $12,386   $  1,242      $     -        $280,188
                                    2004           64,477      152,843        13,790      1,156            -         232,266

   Segment profit (loss)            2005           39,833       79,256         1,327    (99,841)           -          20,575
                                    2004           18,639       85,693         2,606    (55,742)           -          51,196

   Property and                     2005              124        1,048           333     45,812            -          47,317
    equipment additions             2004            1,956           33            15     47,383            -          49,387

   Depreciation and                 2005              432          233           125     12,275            -          13,065
    amortization                    2004              239          161           106      9,724            -          10,230

Consolidated revenues are principally derived from customers in North America and substantially all property and equipment is located in the St. Louis, Missouri metropolitan area.

13. CONTINGENCIES - LITIGATION

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

After the Company filed ANDAs with the FDA seeking permission to market a generic version of the 25 mg, 50 mg, 100 mg, and 200 mg strengths of Toprol(R) XL in extended release capsule form, AstraZeneca filed lawsuits against KV for patent infringement under the provisions of the Hatch-Waxman Act. In the Company's Paragraph IV certification, KV contended that its proposed generic versions do not infringe AstraZeneca's patents. Pursuant to the Hatch-Waxman Act, the filing date of the suit against the Company instituted an automatic stay of FDA approval of the Company's ANDA until the earlier of a judgment, or 30 months from the date of the suit. The Company filed motions for summary judgment with the Federal District Court in Missouri alleging, among other things, that AstraZeneca's patent is invalid and unenforceable. These motions have been granted. AstraZeneca has announced it will appeal. The Company intends to vigorously defend its interests; however, it cannot give any assurance it will prevail.

The Company and/or ETHEX have been named as defendants in certain multi-defendant cases alleging that the defendants reported improper or fraudulent pharmaceutical pricing information, i.e., Average Wholesale Price, or AWP and/or Wholesale Acquisition Cost, or WAC, information, which caused the governmental plaintiffs to incur excessive costs for pharmaceutical products under the Medicaid program. Cases of this type have been filed against the Company and/or ETHEX and other pharmaceutical manufacturer defendants by the State of Massachusetts, the State of Alabama, the State of Mississippi, New York City, and approximately 40 counties in New York State. The New York City case and all New York County cases have been transferred to the Federal District Court for the District of Massachusetts for coordinated or consolidated pretrial proceedings under the Average Wholesale Price Multidistrict Litigation (MDL No. 1456). One of the counties, Erie County, challenged the transfer and has been remanded to state court. Each of these actions is in the early stages, and fact discovery has not yet begun in any of the cases other than the Alabama case, where the State's first discovery request has been filed. The Company intends to vigorously defend its interests in the actions described above; however, it cannot give any assurance it will prevail.

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

14. RECENTLY ISSUED ACCOUNTING STANDARDS

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

         CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This Form 10-Q, including the documents that we incorporate herein by reference, contains various forward-looking statements within the meaning of the United States Private Securities Litigation Reform Act of 1995 ("PSLRA"), and which may be based on or include assumptions concerning our operations, future results and prospects. Such statements may be identified by the use of words like "plans," "expect," "aim," "believe," "projects," "anticipate," "commit," "intend," "estimate," "will," "should," "could," and other expressions that indicate future events and trends.

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

Such factors include (but are not limited to) the following: (1) changes in the current and future business environment, including interest rates and capital and consumer spending; (2) the difficulty of predicting FDA approvals, including the timing, and that any period of exclusivity may not be realized; (3) acceptance and demand for new pharmaceutical products; (4) the impact of competitive products and pricing; (5) new product development and launch, including but not limited to the possibility that any product launch may be delayed or that product acceptance may be less than anticipated; (6) reliance on key strategic alliances; (7) the availability of raw materials; (8) the regulatory environment; (9) fluctuations in operating results; (10) the difficulty of predicting international regulatory approval, including the timing; (11) the difficulty of predicting the pattern of inventory movements by our customers; (12) the impact of competitive response to our sales, marketing and strategic efforts; (13) risks that we may not ultimately prevail in our litigation; (14) risks that we may see increased spending as we ramp up our branded business; and (15) the risks detailed from time to time in our filings with the Securities and Exchange Commission.

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

RESULTS OF OPERATIONS

Net revenues for the three months ended December 31, 2005 increased $11.5 million, or 13.3%, as we experienced sales growth of 60.2% in our branded products segment. The resultant $7.7 million increase in gross profit was offset in part by a $7.1 million increase in operating expenses. The increase in operating expenses was primarily due to an increase in personnel costs and an increase in branded marketing and promotions expense. As a result of these factors and a $0.3 million improvement in other expense (income), net income for the third quarter increased $0.9 million, or 6.4%, to $14.4 million.

During the three months ended June 30, 2005, we recorded expense in connection with the FemmePharma acquisition (see Note 2 to Consolidated Financial Statements) of $30.4 million that consisted of $29.6 million for acquired in-process research and development and $0.9 million for direct expenses related to the transaction. The valuation of acquired in-process research and development represented the estimated fair value of the worldwide marketing rights to an endometriosis product we acquired as part of the FemmePharma acquisition that, at the time of the acquisition, had no alternative future use and for which technological feasibility had not been established. As a result of the FemmePharma acquisition expense of $30.4 million, which reduced our diluted earnings per share for the nine months ended December 31, 2005 by $0.61, we earned net income of $4.0 million, or $0.08 per diluted share for the nine-month period.

Net revenues for the nine months ended December 31, 2005 increased $47.9 million, or 20.6%, as we experienced sales growth of 3.7% and 67.6% in our specialty generics and branded products segments, respectively. The corresponding $34.5 million increase in gross profit was offset by a $35.8 million increase in operating expenses before taking into account the $30.4 million of expense associated with the FemmePharma acquisition. This increase in operating expenses was primarily due to increases in personnel costs, branded marketing and promotions expense, legal and professional expenses, and research and development expense.

NET REVENUES BY SEGMENT
-----------------------
   ($ IN THOUSANDS)
-----------------------
                                                   THREE MONTHS ENDED                          NINE MONTHS ENDED
                                                      DECEMBER 31,                                DECEMBER 31,
                                           ------------------------------------      --------------------------------------
                                                                           %                                           %
                                            2005          2004           CHANGE        2005           2004           CHANGE
                                           -------      -------          ------      --------       --------         ------

   Branded products                        $41,942      $26,180           60.2%      $108,058       $ 64,477          67.6%
     as % of total net revenues               42.6%        30.1%                         38.6%          27.8%
   Specialty generics                       52,664       55,508           (5.1)%      158,502        152,843           3.7%
     as % of total net revenues               53.5%        63.9%                         56.6%          65.8%
   Specialty materials                       3,433        4,671          (26.5)%       12,386         13,790         (10.2)%
     as % of total net revenues                3.5%         5.4%                          4.4%           5.9%
   Other                                       353          498          (29.1)%        1,242          1,156           7.4%
       Total net revenues                  $98,392      $86,857           13.3%      $280,188       $232,266          20.6%

The increases in branded product sales of $15.8 million and $43.6 million for the three- and nine-month periods, respectively, were due primarily to sales of our anti-infective brand, Clindesse(TM), introduced in the fourth quarter of fiscal 2005 and continued sales growth from our prescription prenatal and hematinic product lines. Clindesse(TM), a single-dose prescription cream therapy indicated to treat bacterial vaginosis, contributed $3.1 million and $15.1 million of incremental sales during the three- and nine-month periods, respectively. Since its launch in January
2005, Clindesse(TM) has gained 18.5% of the intravaginal bacterial vaginosis market. Sales of Gynazole-1(R), our vaginal antifungal cream product, declined 3.2% to $9.6 million for the quarter and increased $2.8 million, or 15.1%, to $21.6 million for the nine-month period. These fluctuations in Gynazole-1(R) sales were partially impacted by $2.7 million of customer purchases made during the quarter in anticipation of a December 2005 price increase. Sales from our hematinic products increased 10.7% to $7.3 million and 34.3% to $24.5 million during the three- and nine-month periods, respectively. For the quarter, the growth in hematinic product sales was primarily due to higher pricing. For the nine-month period, the increase in hematinic sales also reflected the impact of new prescription growth for our existing hematinic products and $1.8 million of incremental sales associated with the introduction of two new products, Niferex(R) Gold and Repliva 21/7(TM). Also included in branded product sales is our PreCare(R) product line which continued as the leading branded line of prescription prenatal nutritional supplements in the United States. Sales from our PreCare(R) product line increased $12.2 million, or 173.7% to $19.2 million and $17.2 million, or 79.9% to $38.7 million during the three- and nine-month periods, respectively. These increases were primarily due to sales growth experienced by PrimaCare(R) ONE, our proprietary line extension to PrimaCare(R), and higher prices. The increase in PreCare(R) product sales was also impacted by larger-than-normal customer purchases during the quarter in anticipation of a December 2005 price increase, which accounted for approximately half of the increase in sales for the quarter. The introduction of Encora(TM), a new prescription nutritional supplement with essential fatty acids, contributed $1.5 million of incremental revenue during the past two quarters.

The $2.8 million decrease in specialty generic sales for the quarter resulted primarily from $3.9 million of normal and expected price reductions due to competitive pressures on certain products primarily in the cardiovascular, cough/cold and pain management product lines. This decrease was offset in part by $0.7 million of incremental sales volume from new product introductions in the pain management product line and $0.4 million of increased sales volume for existing products, principally in the pain management and cough/cold product lines. The $5.7 million of sales growth for the nine-month period resulted from $14.1 million in increased sales volume of existing products, principally in the cough/cold, pain management and digestive enzyme product lines, coupled with $0.9 million of sales from new product introductions in the pain management product line. These increases were offset in part by $9.3 million of continued product price erosion on certain cardiovascular, pain management and prenatal vitamin products.

The decreases in specialty material product sales for the three- and nine-month periods were primarily due to reduced sales on a product that is used by a customer in a chewable vitamin that the customer was in the process of reformulating, coupled with increased competition on our calcium carbonate products.

GROSS PROFIT BY SEGMENT
-----------------------
    ($ IN THOUSANDS)
-----------------------
                                                   THREE MONTHS ENDED                          NINE MONTHS ENDED
                                                      DECEMBER 31,                                DECEMBER 31,
                                           ------------------------------------      --------------------------------------
                                                                           %                                           %
                                            2005          2004           CHANGE        2005           2004           CHANGE
                                           -------      -------          ------      --------       --------         ------

   Branded products                        $36,606      $22,644           61.7%      $ 95,505       $ 56,158          70.1%
     as % of  net revenues                    87.3%        86.5%                         88.4%          87.1%
   Specialty generics                       28,437       33,030          (13.9)%       87,364         93,062          (6.1)%
     as % of net revenues                     54.0%        59.5%                         55.1%          60.9%
   Specialty materials                         458        1,894          (75.8)%        4,030          5,013         (19.6)%
     as % of net revenues                     13.3%        40.5%                         32.5%          36.4%
   Other                                      (850)        (646)         (31.6)%         (699)        (2,492)         72.0%
    Total gross profit                     $64,651      $56,922           13.6%      $186,200       $151,741          22.7%
      as % of total net revenues              65.7%        65.5%                         66.5%          65.3%

The increases in gross profit of $7.7 million and $34.5 million for the three- and nine-month periods, respectively, were mainly due to the significant sales growth experienced by our branded products segment. The higher gross profit percentages on a consolidated basis for both the three- and nine-month periods reflected the impact of our higher margin branded products comprising a larger percentage of net revenues. This effect was offset in part by lower margins in the specialty generics segment due primarily to the impact of price erosion on certain products that primarily occurred during the first and third quarters, partially offset by certain selective price increases, and a shift in the mix of sales toward lower margin products, particularly in the cough/cold category. The gross profit percentage decrease experienced by specialty materials for the quarter primarily resulted from the write-off of under absorbed production overhead due to lower volume and an unfavorable mix of products sold.

RESEARCH AND DEVELOPMENT
------------------------
   ($ IN THOUSANDS)
------------------------
                                                   THREE MONTHS ENDED                          NINE MONTHS ENDED
                                                      DECEMBER 31,                                DECEMBER 31,
                                           ----------------------------------      --------------------------------------
                                                                         %                                           %
                                            2005          2004         CHANGE        2005           2004           CHANGE
                                           -------      -------        ------      --------       --------         ------

    Research and development               $ 6,817      $ 5,988         13.8%      $ 20,869       $ 16,813         24.1%
      as % of total net revenues               6.9%         6.9%                        7.5%           7.2%

The increases in research and development expense of $0.8 million and $4.1 million for the three- and nine-month periods, respectively, were due to increased spending on bioequivalency studies as we continue active development of various brand and generic/non-brand products in both our internal and external pipelines. The increase for the nine-month period was also reflective of a reduced level of expense in the prior year first quarter as certain clinical studies were rescheduled for later in fiscal 2005.

We anticipate that research and development costs for the remainder of fiscal 2006 will continue to increase based on our growing product development pipeline and the anticipated start of the Phase III clinical study on the endometriosis product acquired in the first quarter.

PURCHASED IN-PROCESS RESEARCH AND DEVELOPMENT
---------------------------------------------
              ($ IN THOUSANDS)
---------------------------------------------
                                                   THREE MONTHS ENDED                          NINE MONTHS ENDED
                                                      DECEMBER 31,                                DECEMBER 31,
                                           ----------------------------------      --------------------------------------
                                                                         %                                           %
                                            2005          2004         CHANGE        2005           2004           CHANGE
                                           -------      -------        ------      --------       --------         ------

    Purchased in-process research
     and development                       $     -      $     -            -%      $ 30,441        $    -             NM
     as % of total net revenues                  -%           -%                       10.9%            -%

During the quarter ended June 30, 2005, we recorded expense in connection with the FemmePharma acquisition (see Note 2 to Consolidated Financial Statements) of $30.4 million that consisted of $29.6 million for acquired in-process research and development and $0.9 million in direct expenses related to the transaction. The valuation of acquired in-process research and development represents the estimated fair value of the worldwide marketing rights to an endometriosis product we acquired as part of the FemmePharma acquisition that, at the time of the acquisition, had no alternative future use and for which technological feasibility had not been established. The FemmePharma acquisition expense of $30.4 million reduced our diluted earnings per share for the nine months ended December 31, 2005 by $0.61.

SELLING AND ADMINISTRATIVE
--------------------------
     ($ IN THOUSANDS)
--------------------------
                                                   THREE MONTHS ENDED                          NINE MONTHS ENDED
                                                      DECEMBER 31,                                DECEMBER 31,
                                           ----------------------------------      --------------------------------------
                                                                         %                                           %
                                            2005          2004         CHANGE        2005           2004           CHANGE
                                           -------      -------        ------      --------       --------         ------

    Selling and administrative             $35,447      $29,176         21.5%      $109,746       $ 79,009          38.9%
        as % of total net revenues            36.0%        33.6%                       39.2%          34.0%

The increases in selling and administrative expense of $6.3 million and $30.7 million for the three- and nine-month periods were primarily due to:

     o $3.9 million and $13.8 million increases, respectively, in personnel costs associated with expansion of the branded sales force in fiscal 2005 and 2006 and increases in management and other personnel;

     o $2.4 million and $7.4 million increases, respectively, in branded marketing and promotions expense to expand promotion of our existing brands, to further promote the launch of Clindesse(TM) and to support the introduction of other new products; and

     o $1.0 million and $3.1 million increases, respectively, in depreciation, insurance and utilities expense associated with facilities expansion.

The increases for the quarter were partially offset by a $1.8 million decline in legal and professional expense due in part to the receipt of an insurance reimbursement of $1.0 million for litigation costs. For the nine-month period, the increases described above were further caused by a $6.4 million increase in legal and professional expense due to an increase in litigation activity and consideration of potential acquisition opportunities. This increase in litigation activity included ongoing costs associated with various patent infringement actions brought against us on products we market or propose to market.

   LITIGATION
   ----------
($ IN THOUSANDS)
----------------
                                                   THREE MONTHS ENDED                          NINE MONTHS ENDED
                                                      DECEMBER 31,                                DECEMBER 31,
                                           ----------------------------------      --------------------------------------
                                                                         %                                           %
                                            2005          2004         CHANGE        2005           2004           CHANGE
                                           -------      -------        ------      --------       --------         ------

   Litigation                              $     -      $     -           NM       $      -       $   (843)           NM
    as % of total net revenues                   -            -                           -           (0.4)%

The $843,000 benefit reflected in "Litigation" for the prior nine-month period represented a reversal of the portion of the Healthpoint litigation reserve that remained after consideration of the settlement payment and related litigation costs.

OPERATING INCOME
----------------
($ IN THOUSANDS)
----------------
                                                   THREE MONTHS ENDED                          NINE MONTHS ENDED
                                                      DECEMBER 31,                                DECEMBER 31,
                                           ----------------------------------      --------------------------------------
                                                                         %                                           %
                                            2005          2004         CHANGE        2005           2004           CHANGE
                                           -------      -------        ------      --------       --------         ------

    Operating income                       $21,189      $20,586          2.9%      $ 21,555       $ 53,321         (59.6)%

For the nine-month period, the decrease in operating income of $31.8 million resulted largely from the $30.4 million of expense we recorded in connection with the FemmePharma acquisition.

INTEREST EXPENSE
----------------
($ IN THOUSANDS)
----------------
                                                   THREE MONTHS ENDED                          NINE MONTHS ENDED
                                                      DECEMBER 31,                                DECEMBER 31,
                                           ----------------------------------      --------------------------------------
                                                                         %                                           %
                                            2005          2004         CHANGE        2005           2004           CHANGE
                                           -------      -------        ------      --------       --------         ------

Interest expense                           $ 1,538      $ 1,242         23.8%      $  4,382       $  4,276           2.5%
 as % of total net revenues                    1.6%         1.4%                        1.6%           1.8%

The increases in interest expense for the three- and nine-month periods were primarily due to a decline in the number of capital projects that we have in process and the reduced level of capitalized interest thereon.

INTEREST AND OTHER INCOME
-------------------------
    ($ IN THOUSANDS)
-------------------------
                                                   THREE MONTHS ENDED                          NINE MONTHS ENDED
                                                      DECEMBER 31,                                DECEMBER 31,
                                           ----------------------------------      --------------------------------------
                                                                         %                                           %
                                            2005          2004         CHANGE        2005           2004           CHANGE
                                           -------      -------        ------      --------       --------         ------

    Interest and other income              $ 1,272      $   718         77.2%      $  3,402       $  2,151          58.2%
     as % of total net revenues                1.3%         0.8%                        1.2%           0.9%

The increases in interest and other income for both the three- and nine-month periods were primarily due to an increase in the weighted average interest rate earned on short-term investments, offset in part by a decline in the average balance of short-term investments.

PROVISION FOR INCOME TAXES
--------------------------
    ($ IN THOUSANDS)
--------------------------
                                                   THREE MONTHS ENDED                          NINE MONTHS ENDED
                                                      DECEMBER 31,                                DECEMBER 31,
                                           ----------------------------------      --------------------------------------
                                                                         %                                           %
                                            2005          2004         CHANGE        2005           2004           CHANGE
                                           -------      -------        ------      --------       --------         ------

    Provision for income taxes             $ 6,509      $ 6,510            -%      $ 16,590       $ 17,407          (4.7)%
    Effective tax rate                        31.1%        32.4%                       80.6%          34.0%

The decline in the effective tax rate for the quarter was due to the reversal of certain tax reserves associated with tax issues from previous years that on review were determined to no longer be necessary. For the nine-month period, the higher effective tax rate was attributable to the determination that the $30.4 million of expense we recorded for the FemmePharma acquisition was not deductible for tax purposes. The effective tax rate of 32.5% for the nine months ended December 31, 2005 was applied to a pre-tax income amount that excluded the FemmePharma acquisition expense of $30.4 million.

NET INCOME AND DILUTED EARNINGS PER SHARE
-----------------------------------------
             ($ IN THOUSANDS)
-----------------------------------------
                                                   THREE MONTHS ENDED                          NINE MONTHS ENDED
                                                      DECEMBER 31,                                DECEMBER 31,
                                           ----------------------------------      --------------------------------------
                                                                         %                                           %
                                            2005          2004         CHANGE        2005           2004           CHANGE
                                           -------      -------        ------      --------       --------         ------

    Net income                             $14,414      $13,552          6.4%      $  3,985       $ 33,789         (88.2)%
    Diluted earnings per share                0.26         0.25          4.0%          0.08           0.62         (87.1)%

For the nine-month period, the decrease in net income of $29.8 million resulted largely from the $30.4 million of expense, or $0.61 per share, we recorded in connection with the FemmePharma acquisition.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents and working capital were $66.8 million and $270.3 million, respectively, at December 31, 2005, compared to $159.8 million and $302.5 million, respectively, at March 31, 2005. Internally generated funds from product sales continued to be the primary source of operating cash flow used in the funding of our businesses. The net cash flow from operating activities was $42.3 million for the nine months ended December 31, 2005 compared to $28.0 million for the comparable prior period. This increase resulted primarily from the operating cash flows for the comparative prior nine-month period including the impact of an $18.3 million reduction in accrued liabilities attributable to settlement of the Healthpoint litigation which was resolved during the second quarter of the prior year.

Net cash flow used in investing activities included capital expenditures of $47.3 million for the nine months ended December 31, 2005 compared to $49.4 million for the corresponding prior year period. In April 2005, the Company completed the purchase of a 260,000 square foot building in the St. Louis metropolitan area for $11.8 million. The property had been leased by the Company since April 2000 and will continue to function as the Company's main distribution facility. The purchase price was paid with cash on hand. The remaining capital expenditures during the nine-month period were primarily for building renovation projects and for purchasing machinery and equipment to upgrade and expand our pharmaceutical manufacturing and distribution capabilities. Other investing activities for the nine-month period included $50.7 million in purchases of marketable securities that were classified as available for sale. In addition, in May 2005, the Company and FemmePharma mutually agreed to terminate the license agreement we entered into with them in April 2002 (see Note 2 to Consolidated Financial Statements). As part of this transaction, we acquired all of the common stock of FemmePharma for a $25.0 million cash payment after certain assets of the entity had been distributed to FemmePharma's other shareholders. In connection with this transaction, we acquired the worldwide marketing rights to an endometriosis product. Also, in May 2005, we entered into a long-term product development and marketing license agreement with Strides, an Indian generic pharmaceutical developer and manufacturer, for exclusive marketing rights in the United States and Canada for 10 new generic drugs. Under a separate agreement, the Company invested $11.3 million in Strides' redeemable preferred stock (see Note 2 to Consolidated Financial Statements).

Our debt balance was $210.0 million at December 31, 2005 compared to $210.7 million at March 31, 2005 (see Note 9 to Consolidated Financial Statements). In May 2003, we issued $200.0 million principal amount of Convertible Subordinated Notes that are convertible, under certain circumstances, into shares of our Class A Common Stock at an initial conversion price of $23.01 per share. The Convertible Subordinated Notes bear interest at a rate of 2.50% and mature on May 16, 2033. We are also obligated to pay contingent interest at a rate equal to 0.5% per annum during any six-month period commencing May 16, 2006, if the average trading price of the Notes per $1,000 principal amount for the five trading day period ending on the third trading day immediately preceding the first day of the applicable six-month period equals $1,200 or more. We may redeem some or all of the Convertible Subordinated Notes at any time on or after May 21, 2006, at a redemption price, payable in cash, of 100% of the principal amount of the Convertible Subordinated Notes, plus accrued and unpaid interest (including contingent interest, if any) to the date of redemption. Holders may require us to repurchase all or a portion of their Convertible Subordinated Notes on May 16, 2008, 2013, 2018, 2023 and 2028, or upon a change in control, as defined in the indenture governing the Convertible Subordinated Notes, at 100% of the principal amount of the Convertible Subordinated Notes, plus accrued and unpaid interest (including contingent interest, if any) to the date of repurchase, payable in cash. The Convertible Subordinated Notes are subordinate to all of our existing and future senior obligations.

We have credit agreements with two banks that provide revolving lines of credit for borrowing up to $140.0 million (see Note 8 to Consolidated Financial Statements). The credit agreements provide for $80.0 million in revolving lines of credit that expire in October 2006 along with supplemental credit lines of $60.0 million that are available for financing acquisitions. In December 2005, the expiration date of the supplemental credit line was extended to March 2006. The revolving and supplemental credit lines are unsecured and interest is charged at the lower of the prime rate or the one-month LIBOR rate plus 175 basis points. At December 31, 2005, we had no cash borrowings under either credit facility. The credit agreements contain financial covenants that impose minimum levels of earnings before interest, taxes, depreciation and amortization, a maximum funded debt ratio, a limit on capital expenditures and dividend payments, a minimum fixed charge coverage ratio and a maximum senior leverage ratio. As of December 31, 2005, we were in compliance with all of our covenants.

In December 2005, we entered into a financing arrangement with St. Louis County, Missouri related to expansion of our operations in St. Louis County (see Note 10 to Consolidated Financial Statements). In total, up to $135.5 million of industrial revenue bonds may be issued to us by St. Louis County relative to capital improvements made through December 31, 2009. This agreement provides that 50% of the real and personal property taxes on up to $135.5 million of capital improvements will be abated for a period of 10 years subsequent to the property being placed in service. Industrial revenue bonds totaling $73.0 million were outstanding at December 31, 2005. The industrial revenue bonds are issued by St. Louis County to us upon our payment of qualifying costs of capital improvements, which are then leased by us for a period ending December 1, 2019, unless earlier terminated. We have the option at any time to discontinue the arrangement and regain full title to the abated property. The industrial revenue bonds bear interest at 4.25% per annum and are payable as to principal and interest concurrently with payments due under the terms of the lease. We have classified the leased assets as property and equipment and have established a capital lease obligation equal to the outstanding principal balance of the industrial revenue bonds. Lease payments may be made by tendering an equivalent portion of the industrial revenue bonds. As the capital lease payments to St. Louis County may be satisfied by tendering industrial revenue bonds (which is our intention), the capital lease obligation, industrial revenue bonds and related interest expense and interest income, respectively, have been offset for presentation purposes in the Consolidated Financial Statements.

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

REVENUE AND PROVISION FOR SALES RETURNS AND ALLOWANCES. Revenue is generally
-------------------------------------------------------
realized or realizable and earned when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the seller's price to the buyer is fixed or determinable, and collectibility is reasonably assured. Accordingly, we record revenue from product sales when title and risk of ownership have been transferred to the customer, which is typically upon shipment to the customer. We also enter into long-term agreements under which we assign marketing rights for the products we have developed to pharmaceutical marketers. Royalties under these arrangements are earned based on the sale of products.

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

Advances to us under our credit facilities bear interest at a rate that varies consistent with increases or decreases in the publicly announced prime rate and/or the LIBOR rate with respect to LIBOR-related loans, if any. A material increase in such rates could significantly increase borrowing expenses. We did not have any cash borrowings under our credit facilities at December 31, 2005.

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

There have been no significant changes in our internal control over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting in the third quarter of fiscal year 2006.

PART II.  - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The information set forth under Note 12 - CONTINGENCIES - LITIGATION to the Consolidated Financial Statements included in Part I of this report is incorporated in this Part II, Item 1 by reference.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

        PURCHASE OF EQUITY SECURITIES BY THE COMPANY

        The following table provides information about purchases the Company made of its common stock during the quarter ended
        December 31, 2005:

                                                                              TOTAL NUMBER OF
                                                                              SHARES PURCHASED        MAXIMUM NUMBER
                                      TOTAL NUMBER                              AS PART OF A        OF SHARES THAT MAY
                                        OF SHARES       AVERAGE PRICE        PUBLICLY ANNOUNCED      YET BE PURCHASED
        PERIOD                         PURCHASED        PAID PER SHARE            PROGRAM            UNDER THE PROGRAM

  October 1-31, 2005                      217              $ 17.41                  --                       --
  November 1-30, 2005                      --                   --                  --                       --
  December 1-31, 2005                      --                   --                  --                       --
                                          ---                                      ---                      ---
              Total                       217              $ 17.41                  --                       --
                                          ===                                      ===                      ===

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



Date: February 7, 2006           By  /s/  Marc S. Hermelin
      ----------------               ------------------------------------------
                                     Marc S. Hermelin
                                     Vice Chairman of the Board and
                                     Chief Executive Officer
                                     (Principal Executive Officer)



Date: February 7, 2006           By  /s/  Gerald R. Mitchell
      ----------------               ------------------------------------------
                                     Gerald R. Mitchell
                                     Vice President and Chief Financial Officer
                                     (Principal Financial Officer)



Date: February 7, 2006           By  /s/ Richard H. Chibnall
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