Form 10-K
period 2006-03-31
KV PHARMACEUTICAL CO /DE/
filed 2006-06-14
CIK 57055

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

                  For the fiscal year ended March 31, 2006
                        Commission file number 1-9601

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

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ X ] No [ ]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Act).
Large accelerated filer [ ] Accelerated filer [X] Non-accelerated filer [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ ] No [ X ]

The aggregate market value of the shares of Class A and Class B Common Stock held by non-affiliates of the registrant as of September 30, 2005, the last business day of the registrant's most recently completed second fiscal quarter, was $548,161,941 and $89,557,184, respectively. As of June 8, 2006, the registrant had outstanding 36,974,977 and 12,524,759 shares of Class A and Class B Common Stock, respectively, exclusive of treasury shares.

                     DOCUMENTS INCORPORATED BY REFERENCE

Part III: Portions of the definitive proxy statement of the registrant (to be filed pursuant to Regulation 14A for registrant's 2006 Annual Meeting of Shareholders, which involves the election of directors), are incorporated by reference into Items 10, 11, 12, 13 and 14 to the extent stated in such items.

-------------------------------------------------------------------------------


           CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This Form 10-K, including the documents that we incorporate herein by reference, contains various forward-looking statements within the meaning of the United States Private Securities Litigation Reform Act of 1995, and which may be based on or include assumptions concerning our operations, future results and prospects. Such statements may be identified by the use of words like "plans," "expect," "aim," "believe," "projects," "anticipate," "commit," "intend," "estimate," "will," "should," "could," and other expressions that indicate future events and trends.

All statements that address expectations or projections about the future, including without limitation, statements about our strategy for growth, product development, regulatory approvals, market position, expenditures and financial results, are forward-looking statements.

All forward-looking statements are based on current expectations and are subject to risk and uncertainties. In connection with the "safe harbor" provisions, we provide the following cautionary statements identifying important economic, political, regulatory and technological factors which, among others, could cause the actual results or events to differ materially from those set forth or implied by the forward-looking statements and related assumptions.

Such factors include (but are not limited to) the following: (1) changes in the current and future business environment, including interest rates and capital and consumer spending; (2) the difficulty of predicting FDA approvals, including the timing, and whether any period of exclusivity will be realized; (3) acceptance and demand for new pharmaceutical products; (4) the impact of competitive products and pricing; (5) new product development and launch, including the possibility that any product launch may be delayed or that product acceptance may be less than anticipated; (6) reliance on key strategic alliances; (7) the availability of raw materials; (8) the regulatory environment; (9) fluctuations in operating results; (10) the difficulty of predicting international regulatory approval, including the timing; (11) the difficulty of predicting the pattern of inventory movements by our customers; (12) the impact of competitive response to our sales, marketing and strategic efforts; (13) risks that we may not ultimately prevail in our litigation; (14) risks that we may see increased spending as we continue to ramp up our branded business; and (15) the risks detailed from time to time in our filings with the Securities and Exchange Commission.

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

(b)      SIGNIFICANT BUSINESS DEVELOPMENTS
         ---------------------------------

         In May 2005, we entered into a long-term product development and marketing license agreement with Strides Arcolab Limited ("Strides"), an Indian generic pharmaceutical developer and manufacturer, for exclusive marketing rights in the United States and Canada for 10 new generic drugs. Under the agreement, Strides is responsible for developing, submitting for regulatory approval and manufacturing the 10 products and we are responsible for exclusively marketing the products in the territories covered by the agreement. Under a separate agreement, we invested $11.3 million in Strides redeemable preferred stock.

         In May 2005, the Company and FemmePharma, Inc. ("FemmePharma") mutually agreed to terminate the license agreement between them entered into in April 2002. As part of this transaction, we acquired all of the common stock of FemmePharma for $25.0 million after certain assets of the entity had been distributed to FemmePharma's other shareholders. Under a separate agreement, we had previously invested $5.0 million in FemmePharma's convertible preferred stock. Included in the acquisition of FemmePharma are the worldwide marketing rights to an endometriosis product that has successfully completed Phase II clinical trials. This product was originally part of the licensing arrangement with FemmePharma that provided us, among other things, marketing rights for the product principally in the United States. In accordance with the new agreement, we acquired worldwide licensing rights of the endometriosis product, are no longer responsible for milestone payments and royalties specified in the original licensing agreement, and secured exclusive worldwide rights for use of the FemmePharma technology for vaginal anti-infective products. During the fiscal year ended March 31, 2006, the Company recorded expense of $30.4 million in connection with the FemmePharma acquisition that consisted of $29.6 million for acquired in-process research and development and $0.9 million in direct expenses related to the transaction. The acquired in-process research and development charge represented the estimated fair value of the endometriosis product being developed that, at the time of the acquisition, had no alternative future use and for which technological feasibility had not been established.

         In December 2005, we entered into a financing arrangement with St. Louis County, Missouri related to expansion of our operations in St. Louis County. In total, up to $135.5 million of industrial revenue bonds may be issued to us by St. Louis County relative to capital improvements made through December 31, 2009. This agreement provides that 50% of the real and personal property taxes on up to $135.5 million of capital improvements will be abated for a period of 10 years subsequent to the property being placed in service. The industrial revenue bonds are issued by St. Louis County to us upon our payment of qualifying costs of capital improvements and transfer of such improvements to St. Louis County, which are then leased by us for a period ending December 1, 2019, unless earlier terminated. We have the option at any time to discontinue the arrangement and regain full title to the abated property. The industrial revenue bonds bear interest at 4.25% per annum and are payable as to principal and interest concurrently with payments due under the terms of the lease. Industrial revenue bonds totaling $73.0 million were outstanding at March 31, 2006. We have classified the leased assets as property and equipment and have established a capital lease obligation equal to the outstanding principal balance of the industrial revenue bonds. Lease payments may be made by tendering an equivalent portion of the industrial revenue bonds. As the capital lease payments to St. Louis County may be satisfied by tendering industrial revenue bonds (which is our intention), the capital lease obligation, industrial revenue bonds and related interest expense and interest income, respectively, have been offset for presentation purposes in the Consolidated Financial Statements.

         In March 2006, we entered into a $43.0 million mortgage loan agreement with one of our primary lenders, in part, to refinance $9.9 million of existing mortgages. The $32.8 million of net proceeds we received from the new mortgage loan will be used for working capital and general corporate purposes. The new mortgage loan bears interest at a rate of 5.91% and matures on April 1, 2021.

         In fiscal 2006, we expanded our branded prescription nutritional franchise when Ther-Rx introduced Encora(TM), a twice-daily prescription nutritional supplement designed to meet the key nutritional and preventative health needs of women past their childbearing years. Ther-Rx also introduced two new branded hematinic products, Niferex(R) Gold and Repliva 21/7(TM) in fiscal 2006.

         In February 2006, we entered into an exclusive arrangement with Gedeon Richter, Ltd., a European pharmaceutical company, to market a broad group of generic drug products to the U.S. marketplace. The products will serve the cardiovascular, diabetic and central nervous system markets. Subject to FDA approval and patent expirations, we expect to introduce these products to the U.S. market over the next several years through 2017.

         During fiscal 2006, we entered into two additional licensing arrangements - one to market both Gynazole-1(R) and Clindesse(TM) in five Scandanavian countries, the other to market Clindesse(TM) in 18 Eastern European countries. These arrangements expanded Gynazole-1(R)'s future international presence beyond the over 50 markets in Europe, Latin America, the Middle East, Asia, Indonesia, the People's Republic of China, Australia and New Zealand covered in other previously signed licensing agreements. We have previously entered into licensing agreements for the right to market Clindesse(TM) in Spain, Portugal, Andorra, Brazil and Mexico. During fiscal 2006, we also received regulatory approvals to market Gynazole-1(R) in 15 Eastern European countries and our first regulatory approval in an Asian market.

         In fiscal 2006, we received a favorable court ruling in a Paragraph IV patent infringement action filed against us by AstraZeneca based on our ANDA submissions to market generic formulations of Toprol-XL(R). We believe we were the first company to file with the FDA for generic approval of the 100mg and 200mg dosage strengths, a position that may, upon approval, afford us the opportunity for a six-month exclusivity period for marketing these generic versions. The total branded dollar volume of Toprol-XL(R) in 2005 was $1.3 billion, of which the 100mg and 200mg strengths represented nearly half.

         On June 9, 2006, we replaced our $140.0 million credit line by entering into a new credit agreement with ten banks that provides for a revolving line of credit for borrowing up to $320.0 million. The new credit agreement also includes a provision for increasing the revolving commitment, at the lenders' sole discretion, by up to an additional $50.0 million. The new credit facility is unsecured unless we, under certain specified circumstances, utilize the facility to redeem part or all of our outstanding Convertible Subordinated Notes. Interest is charged under the facility at the lower of the prime rate or one-month LIBOR plus 62.5 to 150 basis points depending on the ratio of senior debt to EBITDA. The new credit agreement contains financial covenants that impose limits on dividend payments, require minimum equity, a maximum senior leverage ratio and minimum fixed charge coverage ratio. The new credit facility has a five-year term expiring in June 2011.

(c)      INDUSTRY SEGMENTS
         -----------------

         We operate principally in three industry segments, consisting of branded products marketing, specialty generics marketing and specialty raw materials marketing. Revenues are derived primarily from directly marketing our own technologically distinguished generic/non-branded and brand-name products. Revenues may also be received in the form of licensing revenues and/or royalty payments based upon a percentage of the licensee's sales of the product, in addition to manufacturing revenues, when marketing rights to products using our advanced drug delivery technologies are licensed. See Note 21 to our Consolidated Financial Statements.

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

         We have a long history of developing drug delivery technologies. In the 1950's, we received what we believe to be the first patents for sustained release delivery systems which enhance the convenience and effectiveness of pharmaceutical products. In our early years, we used our technologies to develop products for other drug marketers. Our technologies have been used in several well known products, including Actifed(R) 12-hour, Sudafed(R) SA, Centrum Jr.(R) and Kaopectate(R) Chewable. Since the 1990's, we have chosen to focus our drug development expertise on internally developed products for our branded and generic/non-branded pharmaceutical businesses.

         For example, since its inception in March 1999, our Ther-Rx business has successfully launched 11 internally developed branded pharmaceutical products, all of which incorporate our drug delivery technologies. We have also introduced several technology-improved versions of the four product franchises acquired by us. Furthermore, most of the internally developed generic/non-branded products marketed by our ETHEX business incorporate one or more of our drug delivery technologies.

         Our drug delivery technology allows us to differentiate our products in the marketplace, both in the branded and generic/non-branded pharmaceutical areas. We believe that this differentiation provides substantial competitive advantages for our products, allowing us to establish a strong record of growth and profitability and a leadership position in certain segments of our industry. For the past five years, we have grown net revenues at a compounded annual growth rate of 15.6%. Ther-Rx has grown substantially since its inception in March 1999 and continues to gain market share in its women's healthcare and hematinic family of products. Also, by focusing on the development and marketing of technology-distinguished, multisource drugs, ETHEX has been able to identify and bring to market niche products that leverage our portfolio of drug delivery technologies in a way that produces relatively high gross margin generics/non branded products.

         THER-RX -- OUR BRAND NAME PHARMACEUTICAL BUSINESS

         We established Ther-Rx in 1999 to market brand name pharmaceutical products which incorporate our proprietary technologies. Since its inception, Ther-Rx has introduced 11 products into two principal therapeutic categories - women's health and oral hematinics - where physician specialists can be reached using a highly focused sales force. By targeting physician specialists, we believe Ther-Rx can compete successfully without the need for a sales force as large as pharmaceutical companies with less specialized product lines. Ther-Rx's net revenues grew from $90.1 million in fiscal 2005 to $145.4 million in fiscal 2006 and represented 39.6% of our fiscal 2006 total net revenues.

         Ther-Rx's cardiovascular product line consists of Micro-K(R), an extended-release potassium supplement used to replenish electrolytes, primarily in patients who are on medication which depletes the levels of potassium in the body. We acquired Micro-K(R) in fiscal 1999 from the pharmaceutical division of Wyeth. Sales of Micro-K(R) increased 28.2% to $8.3 million in fiscal 2006.

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

         The first of our internally developed, patented line extensions to PreCare(R) was PreCare(R) Chewables, the world's first prescription chewable prenatal vitamin. PreCare(R) Chewables addressed a longstanding challenge to improve pregnant women's compliance with prenatal vitamin regimens by alleviating the difficulty that patients experience in swallowing large prenatal pills. Ther-Rx's second internally developed product, PremesisRx(TM), is an innovative prenatal prescription product that incorporates our controlled release Vitamin B6. This product is designed for use in conjunction with a physician-supervised program to reduce pregnancy-related nausea and vomiting, which is experienced by 50% to 90% of women who become pregnant. The third product, PreCare(R) Conceive(TM), is the first product designed as a prescription nutritional pre-conception supplement. The fourth product, PrimaCare(R), is the first prescription prenatal/postnatal nutritional supplement with essential fatty acids specially designed to help provide nutritional support for women during pregnancy, postpartum recovery and throughout the childbearing years. The fifth product, PrimaCare(R) ONE, was launched in fiscal 2005 as a proprietary line extension to PrimaCare(R) and is the first prenatal product to contain essential fatty acids in a one-dose-per-day dosage form. The PrimaCare(R) franchise has grown to be the number one branded prenatal prescription vitamin in the U.S. As a result of this, sales of our branded prescription prenatal vitamins increased 56.0% in fiscal 2006 to $50.4 million.

         In June 2000, Ther-Rx launched its first NDA approved product, Gynazole-1(R), the only one-dose prescription cream treatment for vaginal yeast infections. Gynazole-1(R) incorporates our patented drug delivery technology, VagiSite(TM), the only clinically proven and Federal Food and Drug Administration, or FDA, approved controlled release bioadhesive system.

         In addition, we have entered into licensing agreements for the right to market Gynazole-1(R) in over 50 markets in Europe, Latin America, the Middle East, Asia, Indonesia, the People's Republic of China, Australia, New Zealand, Mexico and Scandanavia. We also received, during fiscal 2006, regulatory approval to market Gynazole-1(R) into 15 Eastern European markets and our first regulatory approval in an Asian market.

         We established our hematinic product line by acquiring two leading hematinic brands, Chromagen(R) and Niferex(R), in March 2003. We re-launched technology-improved versions of these products mid-way through fiscal 2004. In fiscal 2006, we introduced two new hematinic products - Niferex(R) Gold and Repliva 21/7(TM). As a result of new prescription growth and the introduction of the two new products, sales of our hematinic product line grew to $36.8 million in fiscal 2006, a 44.8% increase over fiscal 2005.

         In January 2005, Ther-Rx introduced its second NDA approved product, Clindesse(TM), the first approved single-dose therapy for bacterial vaginosis. Similar to Gynazole-1(R), Clindesse(TM) incorporates our proprietary VagiSite(TM) bioadhesive drug delivery technology. Since its launch, Clindesse(TM) has gained 19.7% of the intravaginal bacterial vaginosis market in the United States and generated $22.0 million of sales for its first full year in the market. We have also entered into licensing agreements for the right to market Clindesse(TM) in Spain, Portugal, Andorra, Brazil, Mexico, five Scandanavian markets, and 18 Eastern European countries.

         In fiscal 2006, we expanded our prescription nutritional franchise when Ther-Rx introduced Encora(TM), a twice-daily prescription nutritional supplement designed to meet the key nutritional and preventative health needs of women past their childbearing years.

         Based on the addition of new products and our expectation of continued growth in our branded business, Ther-Rx has expanded its branded sales force to approximately 285 specialty sales representatives and sales management personnel. Ther-Rx's sales force focuses on physician specialists who are identified through available market research as frequent prescribers of our prescription products. Ther-Rx also has a corporate sales and marketing management team dedicated to planning and managing Ther-Rx's sales and marketing efforts.

         ETHEX -- OUR TECHNOLOGICALLY DISTINGUISHED GENERIC/NON-BRANDED DRUG BUSINESS

         We established ETHEX, currently our largest business segment, in 1990 to utilize our portfolio of drug delivery systems to develop and market hard-to-copy generic/non-branded pharmaceuticals. We believe many of our ETHEX products enjoy higher gross margins than other generic pharmaceutical companies due to our approach of selecting products that benefit from our proprietary drug delivery systems and our specialty manufacturing capabilities. These advantages can act as barriers to entry which may limit competition and reduce the rate of price erosion typically experienced in the generic market. ETHEX's net revenues were $203.8 million for fiscal 2006, which represented 55.4% of our total net revenues.

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

         To capitalize on ETHEX's unique product capabilities, we continue to expand our ETHEX product portfolio. In fiscal 2006, we launched a new InveAmp(TM) line extension to our pain management business. InveAmp(TM), a unique one unit dose ampoule, was designed to make dispensing of schedule II solutions more effective.

         Over the past two years, we have introduced a number of new generic/non-branded products and currently have more than 50 new product opportunities in our generic/non-branded products pipeline. Although specialty generic sales resulting from new product introductions were limited during fiscal 2006, we did receive ANDA approval for Prednisolone Sodium Phosphate Liquid 15 mg (base)/5 mL in June 2005 and late in the 2006 fiscal year ANDA approvals for five strengths of Oxycodone Hydrochloride tablets, three strengths of Hydromorphone Hydrochloride tablets and the 30 mg strength of Morphine Sulfate. We also anticipate ANDA approvals for Diltiazem, Levothyroxine and Metoprolol, among other products, in fiscal 2007.

         In addition to our internal marketing efforts, we have entered into a long-term product development and marketing license agreement with Strides, an Indian generic pharmaceutical developer and manufacturer, for exclusive marketing rights in the United States and Canada for 10 new generic drugs. Under the agreement, Strides will be responsible for developing, submitting for regulatory approval and manufacturing the 10 products and we will be responsible for exclusively marketing the products in the territories covered by the agreement. Under a separate agreement, we invested $11.3 million in Strides redeemable preferred stock.

         In February 2006, we entered into an exclusive arrangement with Gedeon Richter, Ltd., a European pharmaceutical company, to market a broad group of generic drug products to the U.S. marketplace. The products will serve the cardiovascular, diabetic and central nervous system markets. Subject to FDA approval and patent expirations, we expect to introduce these products to the U.S. market over the next several years through 2017.

         Also, late in fiscal 2006, we received a favorable court ruling in a Paragraph IV patent infringement action filed against us by AstraZeneca based on our ANDA submissions to market generic formulations of Toprol-XL(R). We believe we were the first company to file with the FDA for generic approval of the 100 mg and 200 mg dosage strengths, a position that may, upon approval, afford us the opportunity for a six month exclusivity period for marketing these generic versions. The total branded dollar volume of Toprol-XL(R) in 2005 was $1.3 billion, of which the 100 mg and 200 mg strengths represented nearly half.

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

         CARDIOVASCULAR. ETHEX currently markets over 45 products in its cardiovascular line, including products to treat angina, arrhythmia and hypertension, as well as for potassium supplementation. The cardiovascular line accounted for 41.9% of ETHEX's net revenues in fiscal 2006.

         PAIN MANAGEMENT. ETHEX currently markets over 20 products in its pain management line. Included in this line are several controlled substance drugs, such as morphine, hydromorphone and oxycodone. Pain management products accounted for 18.4% of ETHEX's net revenues in fiscal 2006.

         RESPIRATORY. ETHEX currently markets over 35 products in its respiratory line, which consists primarily of cough/cold products. ETHEX is the leading provider on a unit basis of prescription cough/cold products in the United States today. The cough/cold line accounted for 17.7% of ETHEX's net revenues in fiscal 2006.

         WOMEN'S HEALTH CARE. ETHEX currently markets over 20 products in its women's healthcare line, all of which are prescription prenatal vitamins. The women's healthcare line accounted for 8.3% of ETHEX's net revenues in fiscal 2006.

         OTHER THERAPEUTICS. In addition to our core therapeutic lines, ETHEX markets over 40 products in the gastrointestinal, dermatological, anti-anxiety, digestive enzyme and dental categories.

         ETHEX has a dedicated sales and marketing team, which includes an outside sales team of regional managers and national account managers and an inside sales team. The outside sales force calls on wholesalers and distributors and national drugstore chains, as well as hospitals, nursing homes, independent pharmacies and mail order firms. The inside sales force makes calls to independent pharmacies to create pull-through at the wholesale level.

         PDI - OUR VALUE-ADDED RAW MATERIAL BUSINESS

         PDI develops and markets specialty raw material products for the pharmaceutical, nutritional, food, personal care and other industries. Its products include value-added active drug molecules, vitamins, minerals and other raw material ingredients that provide benefits such as improved taste, altered or controlled release profiles, enhanced product stability or more efficient and other manufacturing process advantages. PDI is also a significant supplier of value-added raw materials for the development and manufacture of both existing and new products at our Ther-Rx and ETHEX businesses. Net revenues for PDI were $17.0 million in fiscal 2006, which represented 4.6% of our total net revenues. PDI currently offers three distinct lines of specialty raw material products:

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

         INTERNALLY DEVELOP BRAND NAME PRODUCTS. We apply our existing drug delivery technologies, research and development and manufacturing expertise to introduce new brand name products which can expand our existing franchises. During the second quarter of fiscal 2006, Ther-Rx introduced Encora(TM), a new prescription nutritional supplement product, and two new hematinic products, Niferex(R) Gold and Repliva 21/7(TM). We plan to continue to use our research and development, manufacturing and marketing expertise to create unique brand name products within our core therapeutic areas and we currently have a number of new products in clinical development.

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

         o products that have strong patent protection or can be protected;

         o products which are predominantly prescribed by physician specialists, which can be cost-effectively marketed by our focused sales force; and

         o products which we believe have potential for technological enhancements and line extensions based upon our drug delivery technologies.

         FOCUS SALES EFFORTS ON HIGH VALUE NICHE MARKETS. We focus our Ther-Rx sales efforts on niche markets where we believe we can target a relatively narrow physician audience. Because our products are sold to specialty physician groups that tend to be relatively concentrated, we believe that we can address these markets cost effectively with a focused sales force. Based on the addition of new products and our expectation of continued growth in our branded business, Ther-Rx has expanded its branded sales force to approximately 285 specialty sales representatives and sales management personnel. We plan to continue to build our sales force as necessary to accommodate current and future expansions of our product lines.

         PURSUE ATTRACTIVE GROWTH OPPORTUNITIES WITHIN THE GENERIC INDUSTRY. We plan to continue introducing generic and non-branded alternatives to select drugs whose patents have expired, particularly where we can use our drug delivery technologies. Such generic or off-patent pharmaceutical products are generally sold at significantly lower prices than the branded product. Accordingly, generic pharmaceuticals provide a cost-efficient alternative to users of branded products. We believe the health care industry will continue to support growth in the generic pharmaceutical market and that industry trends favor generic product expansion into the managed care, long-term care and government contract markets. We further believe that we are uniquely positioned to capitalize on this growing market given our large base of proprietary drug delivery technologies and our proven ability to lead the therapeutic categories we enter.

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

         ORAL CONTROLLED RELEASE TECHNOLOGIES. The technological leadership of our advanced drug delivery systems was established in the development of our three oral controlled release technologies, all of which have been commercialized. Our systems can be individually designed to achieve the desired release profile for a given drug. The release profile is dependent on many parameters, such as drug solubility, protein binding and site of absorption. Some of the products utilizing our oral controlled release systems in the market include

         Isosorbide-5-Mononitrate (an AB rated generic equivalent to IMDUR(R)) and Disopyramide Phosphate (an AB rated generic equivalent of Norpace(R) CR). Our patented technologies include the following:

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

         SALES AND MARKETING

         Ther-Rx has a national sales and marketing infrastructure which includes approximately 285 sales representatives and sales management personnel dedicated to promoting and marketing our branded pharmaceutical products to targeted physician specialists. The Ther-Rx sales force focuses on physician specialists who are identified through available market research as frequent prescribers of products in our therapeutic categories. Ther-Rx also has a corporate sales and marketing management team dedicated to planning and managing Ther-Rx's sales and marketing efforts.

         We attempt to increase sales of our branded pharmaceutical products through physician sales calls and promotional efforts, including sampling, advertising and direct mail. For acquired branded products, we generally increase the level of physician sales calls and promotion relative to the previous owner. For example, with the PreCare(R) prenatal sales efforts, we increased the level of physician sales calls and sampling to the highest prescribers of prenatal vitamins. We also have enhanced our PreCare(R) brand franchise by launching five more line extensions to address unmet needs, including the launch of PreCare(R) Chewables, Premesis Rx(TM), PreCare(R) Conceive(TM), PrimaCare(R) and PrimaCare(R) ONE. The PreCare(R) product line enables us to deliver a full range of nutritional products for physicians to prescribe to women in their childbearing years. In addition, we added to our women's health care family of products in June 2000 with the introduction of our first NDA approved product, Gynazole-1(R), the only one-dose prescription cream treatment for vaginal yeast infections. In fiscal 2004, we further expanded our branded product offerings when we launched technology improved versions of the Chromagen(R) and Niferex(R) oral hematinic product lines that were acquired at the end of fiscal 2003. In January 2005, we introduced our second NDA approved product, Clindesse(TM), the first approved single-dose therapy for bacterial vaginosis. And in fiscal 2006, we introduced Encora(TM), a new prescription nutritional supplement product, and two new hematinic products, Niferex(R) Gold and Repliva 21/7(TM). By offering multiple products to the same group of physician specialists, we believe we are able to maximize the effectiveness of our experienced sales force.

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

         PDI has a specialized technical sales group that calls on the leading companies in the pharmaceutical, nutritional, personal care, food and other markets in the United States.

         During fiscal 2006, our three largest customers accounted for 27%, 16% and 13% of gross revenues. These customers were McKesson Drug Company, Cardinal Health and Amerisource Corporation, respectively. In fiscal 2005 and 2004, these customers accounted for gross revenues of 27%, 16% and 12% and 25%, 16% and 13%, respectively.

         Although we sell internationally, we do not have material operations or sales in foreign countries and our sales are not subject to significant geographic concentration.

         RESEARCH AND DEVELOPMENT

         We have long recognized that development of successful new products is critical to achieving our goal of sustainable growth over the long term. As such, our investment in research and development, which increased at a compounded annual growth rate of 28.2% over the past four fiscal years, reflects our continued commitment to develop new products and/or technologies through our internal development programs, and with our external strategic partners.

         Our research and development activities include the development of new and next generation drug delivery technologies, the formulation of brand name proprietary products and the development of technologically distinguished generic/non-branded versions of previously approved brand name pharmaceutical products. In fiscal 2006, 2005 and 2004, total research and development expenses were $28.9 million, $23.5 million and $20.7 million, respectively.

         In January 2005, we introduced our second NDA approved product, Clindesse(TM), the first approved single-dose therapy for bacterial vaginosis. Similar to Gynazole-1(R), Clindesse(TM) incorporates our proprietary VagiSite(TM) bioadhesive drug delivery technology. In fiscal 2006, we introduced Encora(TM), a new prescription nutritional supplement product, and two new hematinic products, Niferex(R) Gold and Repliva 21/7(TM). Ther-Rx currently has a number of products in its research and development pipeline at various stages of development. We believe we have the technological expertise required to develop unique products to meet currently unmet needs in the area of women's health, as well as other therapeutic areas.

         As part of the May 2005 acquisition of FemmePharma, we assumed development responsibility and secured full worldwide marketing rights to an endometriosis product that had successfully completed Phase II clinical trials. We believe that this transaction allows us to best monitor the drug's continued development to ultimately capitalize on an attractive opportunity in this therapeutic area. The Phase III clinical studies began during the latter part of fiscal 2006. In connection with the FemmePharma acquisition, the Company recorded expense of $30.4 million that consisted of $29.6 million for acquired in-process research and development and $0.9 million in direct expenses related to the transaction.

         To capitalize on ETHEX's unique product capabilities, we continue to expand our ETHEX product portfolio. Over the past two fiscal years, we have introduced a number of new generic/non-branded products and currently have a large portfolio of opportunities in our generic/non-branded products pipeline. Our development process typically consists of formulation, development and laboratory testing, and where required (1) preliminary bioequivalency studies of pilot batches of the manufactured product, (2) full scale bioequivalency studies using commercial quantities of the manufactured product and (3) submission of an ANDA to the FDA. We believe that, unlike many generic drug companies, we have the technical expertise required to develop generic substitutes for hard-to-copy branded pharmaceutical products. We received ANDA approval for Prednisolone Sodium Phosphate Liquid 15 mg (base)/5 mL in June 2005 and late in the 2006 fiscal year ANDA approvals for five strengths of Oxycodone Hydrochloride tablets, three strengths of Hydromorphone Hydrochloride tablets and the 30 mg. strength of Morphine Sulfate. We anticipate receiving ANDA approvals for Diltiazem, Levothyroxine and Metoprolol, among other products, in fiscal 2007.

         In addition to our internal marketing efforts, we have entered into a long-term product development and marketing license agreement with Strides, an Indian generic pharmaceutical developer and manufacturer, for exclusive marketing rights in the United States and Canada for 10 new generic drugs. Under the agreement, Strides will be responsible for developing, submitting for regulatory approval and manufacturing the 10 products and we will be responsible for exclusively marketing the products in the territories covered by the agreement.

         In February 2006, we entered into an exclusive arrangement with Gedeon Richter, Ltd., a European pharmaceutical company, to market a broad group of generic drug products to the U.S. marketplace. The products will serve the cardiovascular, diabetic and central nervous system markets. Subject to FDA approval and patent expirations, we expect to introduce these products to the U.S. market over the next several years through 2017.

         Also, late in fiscal 2006, we received a favorable court ruling in a Paragraph IV patent infringement action filed against us by AstraZeneca based on our ANDA submissions to market generic formulations of Toprol-XL(R). We believe we were the first company to file with the FDA for generic approval of the 100 mg and 200 mg dosage strengths, a position that may, upon approval, afford us the opportunity for a six-month exclusivity period for marketing these generic versions. The total branded dollar volume of Toprol-XL(R) in 2005 was $1.3 billion, of which the 100 mg and 200 mg strengths represented nearly half.

         PDI currently has a number of products in its research and development pipeline at various stages of development. PDI applies its technologies to a diverse number of active and inactive chemicals for more efficient processing of materials to achieve benefits such as prolonged action of release, manufacturing efficiencies, taste-masking, making materials more site specific and other benefits. Typically, the finished products into which the specialty raw materials are incorporated do not require FDA approval.

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

         PATENTS AND OTHER PROPRIETARY RIGHTS

         We actively seek, when appropriate and available, protection for our products and proprietary information by means of U.S. and foreign patents, trademarks, trade secrets, copyrights and contractual arrangements. Patent protection in the pharmaceutical field, however, can involve complex legal and factual issues. Moreover, broad patent protection for new formulations or new methods of use of existing chemical compounds is sometimes difficult to obtain, primarily because the active ingredient and many of the formulation techniques have been known for some time. Consequently, some patents claiming new formulations or new methods of use for old drugs may not provide meaningful protection against competition. Nevertheless, we intend to continue to seek patent protection when appropriate and available and otherwise to rely on regulatory-related exclusivity and trade secrets to protect certain of our products, technologies and other scientific information. There can be no assurance, however, that any steps taken to protect such proprietary information will be effective.

         Our policy is to file patent applications in appropriate situations to protect and preserve, for our own use, technology, inventions and improvements that we consider important to the development of our business. We currently hold domestic and foreign issued patents the last of which expires in fiscal 2022 relating to our controlled release, site-specific, quick dissolve and tastemasking technologies. We have been granted 35 U.S. patents and have 50 U.S. patent applications pending. In addition, we have 26 foreign issued patents and a total of 131 patent applications pending primarily in Canada, Europe, Australia, Japan, South America, Mexico and South Korea (see Item 1A "Risk Factors - We depend on our patents and other proprietary rights" for additional information).

         We currently own more than 150 U.S. and foreign trademark registrations and have also applied for trademark protection for the names of our proprietary controlled-release, tastemasking, site-specific and quick dissolve technologies. We intend to continue to trademark new technology and product names as they are developed.

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

         MANUFACTURING AND FACILITIES

         We believe that our administrative, research, manufacturing and distribution facilities are an important factor in achieving our long-term growth objectives. All facilities at March 31, 2006, aggregating approximately 1.2 million square feet, are located in the St. Louis, Missouri area. We own facilities with approximately
         1.0 million square feet, with the balance under various leases at pre-determined annual rates under agreements expiring from fiscal 2007 through fiscal 2008, subject in most cases to renewal at our option. The purchase option on a 129,000 square foot building leased by us on March 31, 2006 was exercised by us in accordance with the lease agreement and is scheduled to be acquired for $4.9 million in June 2006.

         We manufacture drug products in liquid, semi-solid, tablet, capsule and caplet forms for distribution by Ther-Rx, ETHEX and our corporate licensees and value-added specialty raw materials for distribution by PDI. We believe that all of our facilities are in material compliance with applicable regulatory requirements.

         We seek to maintain inventories at sufficient levels to support current production and sales levels. During fiscal 2006, we encountered no serious shortage of any particular raw materials. Although there can be no assurance that raw material supply will not adversely affect our future operations, we do not believe that any shortages will occur in the foreseeable future.

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

         In addition, we compete for product acquisitions with other pharmaceutical companies. These competitors may have substantially greater financial and marketing resources than we do. Accordingly, our competitors may succeed in product line acquisitions that we seek to acquire.

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

         GOVERNMENT REGULATION

         All pharmaceutical manufacturers are subject to extensive regulation by the federal government, principally the FDA, and, to a lesser extent, by state, local and foreign governments. The Federal Food, Drug and Cosmetic Act, or FDCA, and other federal statutes and regulations govern or influence, among other things, the development, testing, manufacture, safety, labeling, storage, recordkeeping, approval, advertising, promotion, sale and distribution of pharmaceutical products. Pharmaceutical manufacturers are also subject to certain record-keeping and reporting requirements, establishment registration and product listing, and FDA inspections.

         With respect to any non-biological "new drug" product with active ingredients not previously approved by the FDA, a prospective manufacturer must submit a full NDA, including complete reports of preclinical, clinical and other studies to prove the product's safety and efficacy. A full NDA may also need to be submitted for a drug product with a previously approved active ingredient if, among other things, the drug will be used to treat an indication for which the drug was not previously approved, or if the abbreviated procedure discussed below is otherwise not available. A manufacturer intending to conduct clinical trials in humans for a new drug may be required first to submit a Notice of Claimed Investigational Exception for a New Drug, or IND, to the FDA containing information relating to preclinical and clinical studies. INDs and full NDAs may be required to be filed to obtain approval of certain of our products, including those that do not qualify for abbreviated application procedures. The full NDA process, including clinical development and testing, is expensive, time consuming and is subject to inherent uncertainties.

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

         There has been substantial litigation in the biomedical, biotechnology and pharmaceutical industries with respect to the manufacture, use and sale of new products that are alleged to infringe outstanding patent rights. One or more patents cover most of the proprietary products for which we are developing generic versions. When we file an ANDA for such drug products, we will, in most cases, be required to certify to the FDA that any patent which has been listed with the FDA as covering the product is either invalid or will not be infringed by the sale of our product. Alternatively, we could certify that we would not market our proposed product until the applicable patent expires. A patent holder may challenge a notice of non-infringement or invalidity by filing suit, which would in most cases, prevent FDA approval until the suit is resolved or at least 30 months have elapsed (unless the patent expires, whichever is earlier). Should any entity commence a lawsuit with respect to any alleged patent infringement by us, the uncertainties inherent in patent litigation would make the outcome of such litigation difficult to predict.

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

         In addition to obtaining pre-market approval for certain of our products, we are required to maintain all facilities in compliance with the FDA's current Good Manufacturing Practice, or cGMP, requirements. In addition to compliance with cGMP each pharmaceutical manufacturer's facilities must be registered with the FDA. Manufacturers must also be registered with the U.S. Drug Enforcement Administration or DEA, and similar state and local regulatory authorities if they handle controlled substances, and with the EPA and similar state and local regulatory authorities if they generate toxic or dangerous wastes, and must comply with other applicable DEA and EPA requirements. Noncompliance with applicable requirements can result in fines, recall or seizure of products, total or partial suspension of production and distribution, refusal of the government to enter into supply contracts or to approve NDAs, ANDAs or other applications and criminal prosecution. The FDA also has the authority to revoke for-cause drug approvals previously granted.

         The Prescription Drug Marketing Act, or PDMA, which amended various sections of the FDCA, requires, among other things, state licensing of wholesale distributors of prescription drugs under federal guidelines that include minimum standards for storage, handling and record keeping. All of our facilities are registered with the State of Missouri, where they are located, as required by Federal and Missouri law. The PDMA also imposes detailed requirements on the distribution of prescription drug samples such as those distributed by the Ther-Rx sales force. The PDMA sets forth substantial civil and criminal penalties for violations of these and other provisions. Many states also require registration of out-of-state drug manufacturers and distributors who sell products in their states, and may also impose additional requirements or restrictions on out-of-state firms. These requirements vary widely from state-to-state and are subject to change with little or no direct notice to potentially affected firms. We believe that we are currently in compliance in all material respects with applicable state requirements. However, in the event that we are found to have failed to comply with applicable state requirements, we may be subject to sanctions, including monetary penalties and potential restrictions on our sales or other activities within particular states.

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

         EMPLOYEES

         As of March 31, 2006, we employed a total of 1,145 employees. We are party to a collective bargaining agreement covering 120 employees that will expire December 31, 2009. We believe that our relations with our employees are good.

         ENVIRONMENT

         We do not expect that compliance with Federal, state or local provisions regulating the discharge of materials into the environment or otherwise relating to the protection of the environment will have a material effect on our capital expenditures, earnings or competitive position.

         AVAILABLE INFORMATION

         We make available, free of charge through our Internet website (http://www.kvpharmaceutical.com), our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K and amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after we electronically file these reports with, or furnish them to, the Securities and Exchange Commission, or SEC. Also, copies of our Corporate Governance Guidelines, Audit Committee Charter, Compensation Committee Charter, Nominating and Corporate Governance Committee Charter, Code of Ethics for Senior Executives and Standard of Business Ethics for all Directors and employees are available on our Internet website, and available in print to any stockholder who requests them. The information posted on our website is not incorporated into this annual report.

         In addition, the SEC maintains an Internet website
         (http://www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.


ITEM 1A. RISK FACTORS
         ------------

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

                        RISKS RELATED TO OUR BUSINESS

         OUR FUTURE GROWTH IS LARGELY DEPENDENT UPON OUR ABILITY TO DEVELOP NEW PRODUCTS.

         We need to continue to develop and commercialize new brand name products and generic products utilizing our proprietary drug delivery systems to maintain the growth of our business. To do this we will need to identify, develop and commercialize technologically enhanced branded products and identify, develop and commercialize drugs that are off-patent and that can be produced and sold by us as generic products using our drug delivery technologies. If we are unable to identify, develop and commercialize new products, we may need to obtain licenses to additional rights to branded or generic products, assuming they would be available for licensing, which could decrease our profitability. We cannot assure you that we will be successful in pursuing this strategy.

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

         WE MAY BE UNABLE TO MANAGE OUR GROWTH.

         Over the past ten years, our businesses and product offerings have grown substantially. This growth and expansion has placed, and is expected to continue to place, a significant strain on our management and operational and financial resources. To manage our growth, we must continue to (1) expand our operational, sales, customer support and financial control systems and (2) hire, train and retain qualified personnel. We cannot assure you that we will be able to adequately manage our growth. If we are unable to manage our growth effectively, our business, results of operations and financial condition could be materially adversely affected.

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

         WE MAY BE ADVERSELY AFFECTED BY THE CONTINUING CONSOLIDATION OF OUR DISTRIBUTION NETWORK AND THE CONCENTRATION OF OUR CUSTOMER BASE.

         Our principal customers are wholesale drug distributors, major retail drug store chains, independent pharmacies and mail order firms. These customers comprise a significant part of the distribution network for pharmaceutical products in the United States. This distribution network is continuing to undergo significant consolidation marked by mergers and acquisitions among wholesale distributors and the growth of large retail drug store chains. As a result, a small number of large wholesale distributors control a significant share of the market, and the number of independent drug stores and small drug store chains has decreased. We expect that consolidation of drug wholesalers and retailers will increase pricing and other competitive pressures on drug manufacturers. For the fiscal year ended March 31, 2006, our three largest customers, which are wholesale distributors, accounted for 27%, 16% and 13% of our gross sales. The loss of any of these customers could materially and adversely affect our results of operations or financial condition.

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

         Since enactment of the Hatch-Waxman Act in 1984, the interpretation and implementation of the statutory provisions relating to the 180-day period of generic market exclusively have been the subject of controversy, court decisions, changes to FDA regulations and guidelines, and other changes in FDA interpretation. In addition, on December 8, 2003, significant changes were enacted in the statutory provisions themselves, some of which were retroactive and others of which apply only prospectively or to situations where the first ANDA filing with a Paragraph IV certification occurs after the date of enactment. These interpretations and changes, over time, have had significant effects on the ability of sponsors of particular generic drug products to qualify for or utilize fully the 180-day generic marketing exclusivity period. These interpretations and changes have, in turn, affected the ability of sponsors of corresponding innovator drugs to market their branded products without any generic competition and the ability of sponsors of other generic versions of the same products to market their products in competition with the first generic applicant. Because application of these provisions, and any changes in them or in the applicable interpretations of them, depends almost entirely on the specific facts of the particular NDA and ANDA filings at issue, many of which are not in our control, we cannot predict whether any changes would, on balance, have a positive or negative effect on our business as a whole, although particular changes may have predictable, and potentially significant positive or negative effects on particular pipeline products. In addition, continuing uncertainty over the interpretation and implementation of the original Hatch-Waxman provisions, as well as the December 8, 2003 statutory amendments, is likely to continue to impair our ability to predict the likely exclusivity that we may be granted, or blocked by, based on the outcome of particular patent challenges in which we are involved.

         COMMERCIALIZATION OF A GENERIC PRODUCT PRIOR TO THE FINAL RESOLUTION OF PATENT INFRINGEMENT LITIGATION COULD EXPOSE US TO SIGNIFICANT DAMAGES IF THE OUTCOME OF SUCH LITIGATION IS
         UNFAVORABLE AND COULD IMPAIR OUR REPUTATION.

         We could invest a significant amount of time and expense in the development of our generic products only to be subject to significant additional delay and changes in the economic prospects for our products. If we receive FDA approval for our pending ANDAs, particularly our generic version of Toprol-XL(R), we may consider commercializing the product prior to the final resolution of any related patent infringement litigation. The risk involved in marketing a product prior to the final resolution of the litigation may be substantial because the remedies available to the patent holder could include, among other things, damages measured by the profits lost by such patent holder and not by the profits earned by us. Patent holders may also recover damages caused by the erosion of prices for its patented drug as a result of the introduction of our generic drug in the marketplace. Further, in the case of a willful infringement, which requires a complex analysis of the totality of the circumstances, such damages may be trebled. However, in order to realize the economic benefits of some of our products, we may decide to risk an amount that may exceed the profit we anticipate making on our product. There are a number of factors we would need to consider in order to decide whether to launch our product prior to final resolution, including, (i) outside legal advice, (ii) the status of a pending lawsuit, (iii) interim court decisions, (iv) status and timing of the trial, (v) legal decisions affecting other competitors for the same product,
         (vi) market factors, (vii) liability sharing agreements, (viii) internal capacity issues, (ix) expiration dates of patents, (x) strength of lower court decisions and (xi) potential triggering or forfeiture of exclusivity. An adverse determination in the litigation relating to a product we launch at risk could have a material adverse effect on our business and consolidated financial statements.

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

         We previously distributed several pharmaceutical products that contained phenylpropanolamine, or PPA, and that were discontinued in 2000 and 2001. We are presently named a defendant in a product liability lawsuit in Federal District Court in Mississippi involving PPA. The suit originated out of a case, Virginia Madison, et al. v. Bayer Corporation, et al. The original suit was filed in December 2002, but was not served on us until February 2003. The case was originally filed in the Circuit Court of Hinds County, Mississippi, and was removed to the Federal District Court for the Southern District of Mississippi by then co-defendant Bayer Corporation. The case has been transferred to a Judicial Panel on Multi-District Litigation for PPA claims sitting in the Western District of Washington. The claims against us have been segregated into a lawsuit brought by Johnny Fulcher individually and on behalf of the wrongful death beneficiaries of Linda Fulcher, deceased, against the Company. It alleges bodily injury, wrongful death, economic injury, punitive damages, loss of consortium and/or loss of services from the use of our distributed pharmaceuticals containing PPA that have since been discontinued and/or reformulated to exclude PPA. In May 2004, the case was dismissed with prejudice by the Federal District Court for the Western District of Washington for a failure to timely file an individual complaint as required by certain court orders. The plaintiff filed a request for reconsideration which was opposed and subsequently denied by the Court in June 2004. In July 2004, the plaintiff filed a notice of appeal of the dismissal. We have opposed this appeal. We intend to vigorously defend our interests; however, we cannot give any assurance we will prevail.

         We have also been advised that one of our former distributor customers is being sued in Florida state court in a case captioned Darrian Kelly v. K-Mart et. al. for personal injury allegedly caused by ingestion of K-Mart diet caplets that are alleged to have been manufactured by us and to contain PPA. The distributor has tendered defense of the case to us and has asserted a right to indemnification for any financial judgment it must pay. We previously notified our product liability insurer of this claim in 1999, and we have demanded that the insurer assume the Company's defense. The insurer has stated that it has retained counsel to secure additional factual information and will defer its coverage decision until that information is received. We intend to vigorously defend our interests; however, we cannot give any assurance that we will not be impleaded into the action, or that, if we are impleaded, that we would prevail.

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

         Based on industry practice, generic product manufacturers, including us, have liberal return policies and have been willing to give customers post-sale inventory allowances. Under these arrangements, from time to time, we give our customers credits on our generic products that our customers hold in inventory after we have decreased the market prices of the same generic products. Therefore, if additional competitors enter the marketplace and significantly lower the prices of any of their competing products, we would likely reduce the price of our comparable products. As a result, we would be obligated to provide significant credits to our customers who are then holding inventories of such products, which could reduce sales revenue and gross margin for the period when the credits are accrued. Like our competitors, we also give credits for chargebacks to wholesale customers that have contracts with us for their sales to hospitals, group purchasing organizations, pharmacies or other retail customers. A chargeback is the difference between the price the wholesale customer pays and the price that the wholesale customer's end-customer pays for a product. Although we establish allowances based on our prior experience and our best estimates of the impact that these policies may have in subsequent periods, we cannot assure you that our allowancess are adequate or that actual product returns, allowances and chargebacks will not exceed our estimates.

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

         KV and/or ETHEX have been named as defendants in certain multi-defendant cases alleging that the defendants reported improper or fraudulent pharmaceutical pricing information, i.e., AWP and/or Wholesale Acquisition Cost, or WAC, information, which caused the governmental plaintiffs to incur excessive costs for pharmaceutical products under the Medicaid program. Cases of this type have been filed against KV and/or ETHEX and other pharmaceutical manufacturer defendants by the State of Massachusetts, the State of Alabama, the State of Mississippi, New York City, and approximately 40 counties in New York State. The New York City case and all New York County cases have been transferred to the Federal District Court for the District of Massachusetts for coordinated or consolidated pretrial proceedings under the Average Wholesale Price Multidistrict Litigation. One of the counties, Erie County, challenged the transfer and the Erie County Case has been remanded to state court. Each of these actions is in the early stages, with fact discovery at beginning phases in the Alabama, Massachusetts and Mississippi cases, but has not yet commenced in the New York City/Counties or the Erie County case. We intend to vigorously defend our interests in the actions described above; however, we cannot give any assurance we will prevail.

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

         OUR GROSS PROFIT MAY FLUCTUATE FROM PERIOD TO PERIOD DEPENDING UPON OUR PRODUCT SALES MIX, OUR PRODUCT PRICING, AND OUR COSTS TO MANUFACTURE OR PURCHASE PRODUCTS.

         Our future results of operations, financial condition and cash flows will depend to a significant extent upon our branded and generic/non-branded product sales mix. Our sales of branded products create higher gross margins than our sales of generic/non-branded products. As a result, our sales mix (the proportion of total sales between branded products and generic/non-branded products) will significantly impact our gross profit from period to period. During fiscal 2006, sales of our branded products and generic/non-branded products accounted for 39.6% and 55.4%, respectively, of our net revenues. During that same period, branded products and generic/non-branded products contributed 52.7% and 45.9%, respectively, to our consolidated gross profits. Factors that may cause our sales mix to vary include:

         o    the amount of new product introductions;
         o marketing exclusivity, if any, which may be obtained on certain products;
         o the level of competition in the marketplace for certain products;
         o the availability of raw materials and finished products from our suppliers;
         o the scope and outcome of governmental regulatory action that may involve us; and
         o periodic dependence on a small number of products for a significant portion of net revenue or income.

         The profitability of our product sales is also dependent upon the prices we are able to charge for our products, the costs to purchase products from third parties, and our ability to manufacture our products in a cost effective manner.

         INCREASED INDEBTEDNESS MAY IMPACT OUR FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         At March 31, 2006, we had $243.0 million of outstanding debt, consisting of $200.0 million of 2.5% Contingent Convertible Subordinated Notes (the "Notes") and a $43.0 million mortgage loan entered into in March 2006. We also have credit agreements with two banks that provide revolving lines of credit for borrowing up to $140.0 million. The credit agreements provide for $80.0 million in revolving lines of credit along with supplemental credit lines of $60.0 million that are available for financing acquisitions. These credit facilities expire in October 2006 and June 2006, respectively. At March 31, 2006, we had no cash borrowings under either credit facility. Our level of indebtedness may have several important effects on our future operations, including:

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

         These measures might not be sufficient to enable us to service our debt. In addition, any financing, refinancing or sale of assets might not be available on economically favorable terms or at all.

         We may also consider issuing additional debt or equity securities in the future to fund potential acquisitions or investments, to refinance existing debt, or for general corporate purposes. If a material acquisition or investment is completed, our operating results and financial condition could change materially in future periods. However, no assurance can be given that additional funds will be available on satisfactory terms, or at all, to fund such activities.

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

         WE MAY HAVE FUTURE CAPITAL NEEDS AND FUTURE ISSUANCES OF EQUITY SECURITIES WILL RESULT IN DILUTION.

         We anticipate that funds generated internally, together with funds available under our credit facility, and the proceeds received from our Notes offering completed in May 2003, will be sufficient to implement our business plan for the foreseeable future, subject to additional needs that may arise if acquisition opportunities become available. We also may need additional capital if unexpected events occur or opportunities arise. Additional capital might be raised through the public or private sale of debt or equity securities. If we sell equity securities, holders of our common stock could experience dilution. Furthermore, those securities could have rights, preferences and privileges more favorable than those of the Class A or Class B common stock. We cannot assure you that additional funding will be accessible or available on terms favorable to us. If the funding is not available, we may not be able to fund our expansion, take advantage of acquisition opportunities or respond to competitive pressures.

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

         As circumstances after an acquisition can change, the value of intangible assets may not be realized by us. If we determine that impairment has occurred, we would be required to write-off the impaired portion of the unamortized intangible assets, which could have a material adverse effect on our results of operations in the period in which the write-off occurs. In addition, in the event of a sale of any of our assets, we cannot be certain that our recorded value of such intangible assets would be recovered.

         THERE ARE INHERENT UNCERTAINTIES INVOLVED IN THE ESTIMATES, JUDGMENTS AND ASSUMPTIONS USED IN THE PREPARATION OF OUR FINANCIAL STATEMENTS, AND ANY CHANGES IN THOSE ESTIMATES, JUDGMENTS AND ASSUMPTIONS COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR FINANCIAL POSITION AND RESULTS OF OPERATIONS.

         The consolidated and condensed consolidated financial statements that we file with the SEC are prepared in accordance with U.S. generally accepted accounting principles ("U.S. GAAP"). The preparation of financial statements in accordance with U.S. GAAP involves making estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and the related disclosure of contingent assets and liabilities. The most significant estimates we are required to make under U.S. GAAP include, but are not limited to, those related to revenue recognition, sales allowances, inventories and cost of goods sold, determining the useful life or impairment of goodwill and other long-lived assets, litigation outcomes and related liabilities, income taxes and self-insurance programs. We periodically evaluate estimates used in the preparation of the consolidated financial statements for reasonableness, including estimates provided by third parties. Appropriate adjustments to the estimates will be made prospectively, as necessary, based on such periodic evaluations. We base our estimates on, among other things, currently available information, market conditions, historical experience and various assumptions, which together form the basis of making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Although we believe that our assumptions are reasonable under the circumstances, estimates would differ if different assumptions were utilized and these estimates may prove in the future to have been inaccurate.

         OUR INTERNAL CONTROLS MAY NOT BE SUFFICIENT TO ENSURE TIMELY AND RELIABLE FINANCIAL INFORMATION.

         As reported under Item 9A of this Form 10-K, our management completed its assessment of the effectiveness of our internal control over financial reporting as of March 31, 2006, and based on that assessment concluded that we maintained effective internal control over financial reporting as of March 31, 2006. Our independent registered public accounting firm, KPMG LLP, has issued an attestation report on management's assessment that expresses unqualified opinions on management's assessment and on the effectiveness of our internal control over financial reporting. However, our operations continue to place stress on our internal controls, and there can be no assurance that our control procedures will continue to be adequate. The effectiveness of our controls and procedures may be limited by a variety of risks, including, among other things, faulty human judgment, simple errors, omissions and mistakes, collusion of two or more people or inappropriate override of procedures. If we fail to have effective internal controls and procedures for financial reporting in place, we may be unable to provide timely, accurate and reliable financial information.

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

         Currently, KV and ETHEX are named as defendants in ongoing litigation with Solvay Pharmaceuticals, Inc. regarding Solvay's allegations that ETHEX's comparative promotion of its Pangestyme(TM) CN 10 and Pangestyme(TM) CN 20 products to Solvay's Creon(R) 10 and Creon(R) 20 products resulted in false advertising and misleading statements under various Federal and state laws, and constituted unfair and deceptive trade practices. Discovery has concluded. The case is expected to be tried in calendar 2006, but no trial date has been set. We intend to vigorously defend our interests; however, we cannot give any assurance we will prevail.

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

                      RISKS RELATED TO OUR COMMON STOCK

         THE MARKET PRICE OF OUR STOCK HAS BEEN AND MAY CONTINUE TO BE
         VOLATILE.

         The market prices of securities of companies engaged in pharmaceutical development and marketing activities historically have been highly volatile. In addition, any or all of the following may have a significant impact on the market price of our common stock: announcements by us or our competitors of technological innovations or new commercial products; delays in the development or approval of products; developments or disputes concerning patent or other proprietary rights; publicity regarding actual or potential medical results relating to products marketed by us or products under development; regulatory developments in both the United States and foreign countries; publicity regarding actual or potential acquisitions; public concern as to the safety of drug technologies or products; financial results which are different from securities analysts' forecasts; economic and other external factors; and period-to-period fluctuations in our financial results.

         FUTURE SALES OF COMMON STOCK COULD ADVERSELY AFFECT THE MARKET PRICE OF OUR CLASS A OR CLASS B COMMON STOCK.

         As of March 31, 2006, an aggregate of 3,162,307 shares of our Class A common stock and 356,849 shares of our Class B common stock were issuable upon exercise of outstanding stock options under our stock option plans, and an additional 611,494 shares of our Class A common stock and 1,879,500 shares of Class B common stock were reserved for the issuance of additional options and shares under these plans. In addition, as of March 31, 2006, 8,691,880 shares of Class A common stock were reserved for issuance upon conversion of $200.0 million principal amount of convertible notes, and 337,500 shares of our Class A common stock were reserved for issuance upon conversion of our outstanding 7% cumulative convertible preferred stock.

         MANAGEMENT STOCKHOLDERS CONTROL OUR COMPANY.

         At March 31, 2006, our directors and executive officers beneficially own approximately 13% of our Class A Common Stock and approximately 62% of our Class B Common Stock. As a result, these persons control approximately 55% of the combined voting power represented by our outstanding securities. These persons will retain effective voting control of our company and are expected to continue to have the ability to effectively determine the outcome of any matter being voted on by our stockholders, including the election of directors and any merger, sale of assets or other change in control of our company.

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

         In addition, certain provisions of Delaware law applicable to our company could also delay or make more difficult a merger, tender offer or proxy contest involving our company, including Section 203 of the Delaware General Corporation Law, which prohibits a Delaware corporation from engaging in any business combination with any "interested stockholder" (as defined in the statute) for a period of three years unless certain conditions are met. In addition, our senior management is entitled to certain payments upon a change in control and all of our stock option plans provide for the acceleration of vesting in the event of a change in control of our company.



ITEM 1B. UNRESOLVED STAFF COMMENTS
         -------------------------

         None.

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

                   SQUARE                                                           LEASE              RENEWAL
                   FOOTAGE     USAGE                                                EXPIRES            OPTIONS
                 -----------------------------------------------------------------------------------------------------
                     30,150    PDI Mfg./Whse.                                       11/30/07           5 Years(1)
                     10,000    PDI/KV Lab/Whse.                                     11/30/06           None
                     15,000    KV/PDI Office                                        02/29/08           2 Years(3)
                     23,000    KV Office/R&D/Mfg.                                   12/31/06           5 Years(2)
                     44,100    KV Warehouse                                         11/30/06           1 Year(4)
                    128,960    KV Office/Mfg(7)                                     06/14/11           N/A
                    121,500    KV Office/Whse./Lab(8)                               Owned              N/A
                     87,250    KV Mfg.                                              Owned              N/A
                     86,800    KV Lab(5)                                            Owned              N/A
                    302,940    KV Mfg/Whse/ETHEX/Ther-Rx Office(6)(8)               Owned              N/A
                    260,160    ETHEX/Ther-Rx/PDI Distribution(8)                    Owned              N/A
                     96,360    KV Warehouse                                         Owned              N/A

         ----------------------------------------
         (1)  One five-year option.
         (2)  Two five-year options.
         (3)  Two two-year options.
         (4)  One one-year option.
         (5) This facility was renovated into an additional research lab facility.
         (6) This facility was renovated into office space for ETHEX, Ther-Rx and certain KV administrative functions and production space for additional operations.
         (7) The purchase option on this building, which was leased by the Company on March 31, 2006, was exercised by the Company in accordance with the lease agreement and is scheduled to be acquired for $4.9 million in June 2006.
         (8) In March 2006, we entered into a $43.0 million mortgage loan agreement with one of our primary lenders secured, in part, by this property. This loan bears interest at a rate of 5.91% and matures on April 1, 2021.

         Properties used in our operations are considered suitable for the purposes for which they are used and are believed to be adequate to meet our needs for the reasonably foreseeable future. However, we will consider leasing or purchasing additional facilities from time to time, when attractive facilities become available, to accommodate the consolidation of certain operations and to meet future expansion plans.


ITEM 3.  LEGAL PROCEEDINGS
         -----------------

         The information set forth under Note 12 - Commitments and Contingencies - to the Consolidated Financial Statements included in Item 8 of this report is incorporated in this Item 3 by reference.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         ---------------------------------------------------

         No matters were submitted to a vote of security holders during the fourth quarter of the Company's fiscal year ended March 31, 2006.


ITEM 4(A). EXECUTIVE OFFICERS OF THE REGISTRANT
           ------------------------------------

         The following is a list of current executive officers of our Company, their ages, their positions with our Company and their principal occupations for at least the past five years.

NAME                       AGE      POSITION HELD AND PAST EXPERIENCE
-------------------------------------------------------------------------------------------------
Marc S. Hermelin            64      Vice Chairman of the Board of the Company since 1974; Vice Chairman and Chief
                                    Executive Officer since 1975.

Gerald R. Mitchell          67      Director since March 2006, Vice President and Chief Financial Officer since
                                    1981.

Richard H. Chibnall         50      Vice President, Finance since February 2000.

Michael S. Anderson         57      Vice President, Industry Presence and Development since March 2006;
                                    Chief Executive Officer, Ther-Rx Corporation from February 2000 to February
                                    2006.

Jerald J. Wenker            44      President, Ther-Rx Corporation since June 2004; Vice President, Licensing and
                                    New Business Development, Abbott Corporation from January 2002 to April 2004;
                                    Vice President and General Manager, Anti-Infective Franchise Abbott Corporation
                                    from April 2000 to January 2002.

Patricia K. McCullough      54      Chief Executive Officer, ETHEX Corporation since January 30, 2006;
                                    Group Vice President, Business Development and Strategic Planning, Taro
                                    Pharmaceuticals from September 2003 to January 2006; Senior Vice President,
                                    Account Development, Cardinal Health from June 2000 to July 2003.

Philip J. Vogt              49      President, ETHEX Corporation since February 2000.

Raymond F. Chiostri         72      Chairman and Chief Executive Officer of Particle Dynamics, Inc. since 1999.

Paul T. Brady               43      President, Particle Dynamics, Inc. since 2003; Senior Vice President and
                                    General Manager, International Specialty Products Corporation from June 2002 to January 2003; Senior Vice President, Commercial Director, North and South
                                    America International Specialty Products from 2000 to 2002.

Eric D. Moyermann           48      President, Pharmaceutical Manufacturing since February 2000.

     Executive officers of the Company serve at the pleasure of the Board of Directors.

-------------------------------
(1) Marc S. Hermelin is the son of Victor M. Hermelin, Chairman of the Board of Directors of the Company since 1971 and father of David S. Hermelin, a member of the Board of Directors since 2004.

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

    b)   APPROXIMATE NUMBER OF HOLDERS OF COMMON STOCK
         ---------------------------------------------

         The number of holders of record of Class A and Class B common stock as of June 8, 2006 was 811 and 364, respectively (not separately counting shareholders whose shares are held in "nominee" or "street" names, which are estimated to represent approximately 5,000 additional Class A common stock and Class B common stock shareholders combined).

    c)   STOCK PRICE AND DIVIDEND INFORMATION
         ------------------------------------

         The high and low closing sales prices of our Class A and Class B common stock during each quarter of fiscal 2006 and 2005, as reported on the New York Stock Exchange were as follows:


                                                    CLASS A COMMON STOCK
                                                    --------------------

                                            FISCAL 2006                                       FISCAL 2005
                                            -----------                                       -----------
         QUARTER                      HIGH               LOW                          HIGH                LOW
         -------                      ----------------------                          -----------------------
         First...................... $24.37            $16.75                        $26.24             $22.25
         Second.....................  18.27             15.53                         23.11              15.31
         Third......................  21.50             16.79                         22.14              18.18
         Fourth.....................  24.22             20.60                         23.20              19.78

                                                    CLASS B COMMON STOCK
                                                    --------------------

                                            FISCAL 2006                                       FISCAL 2005
                                            -----------                                       -----------
         QUARTER                      HIGH               LOW                          HIGH                LOW
         -------                      ----------------------                          -----------------------
         First...................... $24.72            $16.79                        $29.60             $25.00
         Second.....................  18.24             15.53                         25.05              16.35
         Third......................  21.57             16.83                         22.77              18.65
         Fourth.....................  24.13             21.27                         23.49              20.42

         Since 1980, we have not declared or paid any cash dividends on our common stock and we do not plan to do so in the foreseeable future. No dividends may be paid on Class A common stock or Class B common stock unless all dividends on the Cumulative Convertible Preferred Stock have been declared and paid. Dividends must be paid on Class A common stock when, and if, we declare and distribute dividends on the Class B common stock. Dividends of $70,000 were paid in fiscal 2006 and 2005 on 40,000 shares of outstanding Cumulative Convertible Preferred Stock. There were no undeclared and unaccrued cumulative preferred dividends at March 31, 2006.

         Also, under the terms of our credit agreement, we may not pay cash dividends in excess of 25% of the prior fiscal year's consolidated net income. For the foreseeable future, we plan to use cash generated from operations for general corporate purposes, including funding potential acquisitions, research and development and working capital. Our board of directors reviews our dividend policy periodically. Any payment of dividends in the future will depend upon our earnings, capital requirements, financial condition and other factors considered relevant by our board of directors. See also Note 16 of Notes to Consolidated Financial Statements for information relating to our equity compensation plans.


----------------------------------------------------------------------------------------------------------------------
                                      Issuer Purchases of Equity Securities

----------------------------------------------------------------------------------------------------------------------
         Period              Total number of       Average price paid       Total number of       Maximum number of
                            shares purchased           per share          shares purchased as     shares (or units)
                                   (a)                                    part of publicly         that may yet be
                                                                          announced plans or      purchased under the
                                                                               programs            plans or programs
----------------------------------------------------------------------------------------------------------------------
1/1/06 - 1/31/06                  4,541                  $21.88                    -                      -
----------------------------------------------------------------------------------------------------------------------
2/1/06 - 2/28/06                    600                  $22.64                    -                      -
----------------------------------------------------------------------------------------------------------------------
3/1/06 - 3/31/06                    -                      -                       -                      -
----------------------------------------------------------------------------------------------------------------------
Total                             5,141                  $21.97                    -                      -
----------------------------------------------------------------------------------------------------------------------


(a) Shares were purchased from employees upon their termination pursuant to the terms of the Company's stock option plan.

         EQUITY COMPENSATION PLAN INFORMATION

         The following information regarding compensation plans of the Company is furnished as of March 31, 2006, the end of the Company's most recently completed fiscal year.

                                         EQUITY COMPENSATION PLAN INFORMATION
                                            REGARDING CLASS A COMMON STOCK
----------------------------------------------------------------------------------------------------------------------
                                                                                              NUMBER OF SECURITIES
                                                                                            REMAINING AVAILABLE FOR
                                                                                             FUTURE ISSUANCE UNDER
                                 NUMBER OF SECURITIES TO BE   WEIGHTED-AVERAGE EXERCISE    EQUITY COMPENSATION PLANS
                                  ISSUED UPON EXERCISE OF        PRICE OF OUTSTANDING        (EXCLUDING SECURITIES
                                    OUTSTANDING OPTIONS,           OPTIONS, WARRANTS              REFLECTED IN
                                    WARRANTS AND RIGHTS                AND RIGHTS                 COLUMN (a))
                                 -------------------------    ------------------------     -------------------------

         PLAN CATEGORY                      (a)                         (b)                          (c)
Equity compensation plans
approved by security holders(1)         3,155,557                       $15.83                       611,494

Equity compensation plans not
approved by security holders(2)             6,750                        $3.22                         N/A
                                        ---------
             Total                      3,162,307                       $15.80
                                        =========

(1)      Consists of the Company's 2001 Incentive Stock Option Plan. See Note 16 of Notes to Consolidated
         Financial Statements.
(2)      Consists of options granted to non-employee members of the Board of Directors.

                                         EQUITY COMPENSATION PLAN INFORMATION
                                            REGARDING CLASS B COMMON STOCK
----------------------------------------------------------------------------------------------------------------------
                                                                                              NUMBER OF SECURITIES
                                                                                            REMAINING AVAILABLE FOR
                                                                                             FUTURE ISSUANCE UNDER
                                 NUMBER OF SECURITIES TO BE   WEIGHTED-AVERAGE EXERCISE    EQUITY COMPENSATION PLANS
                                  ISSUED UPON EXERCISE OF        PRICE OF OUTSTANDING        (EXCLUDING SECURITIES
                                    OUTSTANDING OPTIONS,           OPTIONS, WARRANTS              REFLECTED IN
                                    WARRANTS AND RIGHTS                AND RIGHTS                 COLUMN (a))
                                 -------------------------    ------------------------     -------------------------

         PLAN CATEGORY                      (a)                         (b)                          (c)
Equity compensation plans
approved by security holders(1)           328,724                       $14.38                     1,879,500

Equity compensation plans not
approved by security holders(2)            28,125                        $4.82                         N/A
                                          -------
             Total                        356,849                       $13.63
                                          =======

(1)      Consists of the Company's 2001 Incentive Stock Option Plan. See Note 16 of Notes to Consolidated
         Financial Statements.
(2)      Consists of options granted to non-employee members of the Board of Directors.

ITEM 6.  SELECTED FINANCIAL DATA
         -----------------------
         (in thousands, except per share data)

                                                                       MARCH 31,
                                          --------------------------------------------------------------------
                                            2006           2005           2004            2003          2002
                                            ----           ----           ----            ----          ----
BALANCE SHEET DATA:

Total assets                              $618,013       $558,317       $528,438        $352,668      $195,192
Long-term debt                             241,319        209,767        210,741          10,106         4,387
Shareholders' equity                       309,275        292,702        257,749         260,616       158,792


INCOME STATEMENT DATA:
                                                                 YEARS ENDED MARCH 31,
                                          --------------------------------------------------------------------
                                            2006           2005           2004            2003          2002
                                            ----           ----           ----            ----          ----

Net revenues                              $367,618       $303,493       $283,941        $244,996      $204,105
   % Increase from prior year                21.1%           6.9%          15.9%           20.0%         14.8%
Operating income(a)(b)(c)(d)              $ 39,218       $ 52,412       $ 73,771        $ 42,929      $ 49,294
Net income(a)(b)(c)(d)                      15,787         33,269         45,848          28,110        31,464
Net income
   per common
   share-diluted(e) (f)                   $   0.31       $   0.63       $   0.84        $   0.55      $   0.65
Preferred stock dividends                 $     70       $     70       $    436        $     70      $     70


(a) Operating income in fiscal 2006 included an expense of $30.4 million recognized in connection with the FemmePharma acquisition that consisted of $29.6 million for acquired in-process research and development and $0.9 million for direct expenses related to the transaction (see Note 3 in the accompanying Notes to Consolidated Financial Statements). The impact of this item, which was determined by the Company to not be deductible for tax purposes, was to reduce our diluted earnings per share for fiscal 2006 by $0.60.

(b) Operating income in fiscal 2005 included a $0.6 million net payment received by us in accordance with a legal settlement and additional income of $0.8 million for the reversal of a portion of the Healthpoint litigation reserve that remained after payment of the $16.5 million settlement amount and related litigation costs. The impact of these items, net of applicable income taxes, was to increase net income by $1.0 million and diluted earnings per share by $0.02 in fiscal 2005.

(c) Operating income in fiscal 2004 included a $3.5 million net payment received by us in accordance with a legal settlement and an additional reserve of $1.8 million for attorneys' fees associated with a lawsuit. The impact of these items, net of applicable income taxes, was to increase net income by $1.1 million and diluted earnings per share by $0.02 in fiscal 2004.

(d) Operating income in fiscal 2003 included a provision of $16.5 million for potential damages associated with the Healthpoint litigation. The impact of the litigation reserve, net of applicable income taxes, was to reduce net income by $10.4 million and diluted earnings per share by $0.20 in fiscal 2003.

(e) Previously reported amounts give effect to the three-for-two stock split effected in the form of a 50% stock dividend that occurred on September 29, 2003.

(f) Amounts for fiscal 2004 have been restated to report shares issuable upon conversion of contingent convertible notes, which were issued in May 2003, pursuant to Emerging Issues Task Force
         (EITF) Issue No. 04-08, the Effect of Contingently Convertible Debt on Diluted Earnings per Share.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS, AND
         ------------------------------------------------------------------
         LIQUIDITY AND CAPITAL RESOURCES
         -------------------------------

         Except for the historical information contained herein, the following discussion contains forward-looking statements that are subject to known and unknown risks, uncertainties, and other factors that may cause our actual results to differ materially from those expressed or implied by such forward-looking statements. These risks, uncertainties and other factors are discussed throughout this report and specifically under the captions "Cautionary Statement Regarding Forward-Looking Information" and "Risk Factors." In addition, the following discussion and analysis of the financial condition and results of operations should be read in conjunction with "Selected Financial Data" and our Consolidated Financial Statements and the notes thereto appearing elsewhere in this Form 10-K.

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

         RESULTS OF OPERATIONS

         During fiscal 2006, we recorded expense of $30.4 million in connection with the FemmePharma acquisition (see Note 3 to Consolidated Financial Statements) that consisted of $29.6 million for acquired in-process research and development and $0.9 million for direct expenses related to the transaction. The valuation of acquired in-process research and development represented the estimated fair value of the worldwide marketing rights to an endometriosis product we acquired as part of the FemmePharma acquisition that, at the time of the acquisition, had no alternative future use and for which technological feasibility had not been clinically proven. The FemmePharma acquisition expense of $30.4 million reduced our fiscal 2006 diluted earnings per share by $0.60 to $0.31 per diluted share and reduced our fiscal 2006 net income to $15.8 million.

         Net revenues for fiscal 2006 increased $64.1 million, or 21.1%, from fiscal 2005 as we reported sales growth of 61.4% and 5.4% in our branded products and specialty generics segments, respectively. The resulting $47.9 million increase in gross profit was offset in part by a $30.7 million increase in operating expenses before taking into account the $30.4 million of expense associated with the FemmePharma acquisition. This increase in operating expenses was primarily due to increases in personnel costs, branded marketing and promotions expense, legal and professional expenses, and research and development expense.

         FISCAL 2006 COMPARED TO FISCAL 2005


         NET REVENUES BY SEGMENT
         -----------------------

                                                 YEARS ENDED MARCH 31,
                                               ----------------------------------------------------
                                                                                     CHANGE
                                                                             ----------------------
             ($ IN THOUSANDS):                    2006          2005              $            %
                                               ----------    ----------      ----------     -------
Branded products                               $  145,435    $   90,085      $   55,350       61.4%
   as % of net revenues                              39.6%         29.7%
Specialty generics                                203,833       193,402          10,431        5.4%
   as % of net revenues                              55.4%         63.7%
Specialty materials                                16,988        18,345         (1,357)      (7.4)%
   as % of net revenues                               4.6%          6.0%
Other                                               1,362         1,661           (299)     (18.0)%
                                               ----------    ----------      ----------
   Total net revenues                          $  367,618    $  303,493      $   64,125       21.1%

         The growth in branded product sales was due primarily to increased sales of our two anti-infective brands, Clindesse(TM) and Gynazole-1(R), and continued sales growth from our hematinic and prescription prenatal product lines. Clindesse(TM), a single-dose prescription cream therapy indicated to treat bacterial vaginosis, contributed $22.0 million of sales during fiscal 2006. Since its launch in January 2005, Clindesse(TM) has gained 19.7% of the intravaginal bacterial vaginosis market. Sales of Gynazole-1(R), our vaginal antifungal cream product, increased $3.9 million, or 18.3%, to $25.2 million during fiscal 2006. This increase was due primarily to higher pricing as our prescription volume declined 3.6% in fiscal 2006. Sales of our hematinic products in fiscal 2006 increased $11.4 million, or 44.8%, to $36.8 million. The growth in hematinic sales resulted from a 13.8% increase in prescription volume during fiscal 2006, higher pricing and $3.3 million of incremental sales associated with the introduction of two new products, Niferex(R) Gold and Repliva 21/7(TM). Also included in branded product sales was our PreCare(R) product line which continued as the leading branded line of prescription prenatal nutritional supplements in the United States. Sales from our PreCare(R) product line increased $18.1 million, or 56.0%, to $50.4 million in fiscal 2006. This increase was primarily due to sales growth experienced by PrimaCare(R) ONE, our proprietary line extension to PrimaCare(R), as its share of the branded prenatal nutritional supplement market increased to 17.5% at the end of fiscal 2006. The increase in PreCare(R) product sales was also impacted by a temporary fourth quarter supply disruption of PrimaCare(R) ONE in the prior year. The increase in branded product sales was further supplemented by the introduction of Encora(TM), a new prescription nutritional supplement with essential fatty acids, which contributed $1.8 million of incremental revenue during fiscal 2006 and a $1.8 million increase in sales of our Micro-K(R) product line.

         The increase in specialty generic sales resulted from $16.0 million of increased sales volume from existing products in our cough/cold, pain management and digestive enzyme product lines coupled with $1.5 million of incremental sales volume from new product introductions primarily in our pain management product line. These increases were offset in part by product price erosion of $7.1 million that resulted from pricing pressures on certain products. Although specialty generic sales resulting from new product introductions were limited during fiscal 2006, we did receive late in the fiscal year ANDA approval for five strengths of Oxycodone Hydrochloride tablets and three strengths of Hydromorphone Hydrochloride tablets. Also, late in fiscal 2006, we received a favorable court ruling in a Paragraph IV patent infringement action filed against us by AstraZeneca based on our ANDA submissions to market generic formulations of Toprol-XL(R). We believe we were the first company to file with the FDA for generic approval of the 100 mg and 200 mg dosage strengths, a position that may, upon approval, afford us the opportunity for a six-month exclusivity period for marketing these generic versions. The total branded dollar volume of Toprol-XL(R) in 2005 was $1.3 billion, of which the 100 mg and 200 mg strengths represented nearly half.

         The decrease in specialty material product sales was primarily due to reduced sales on a product that is used by a customer in a chewable vitamin that the customer was in the process of reformulating, coupled with increased competition on our calcium carbonate products.


         GROSS PROFIT BY SEGMENT
         -----------------------

                                                 YEARS ENDED MARCH 31,
                                               ----------------------------------------------------
                                                                                     CHANGE
                                                                             ----------------------
             ($ IN THOUSANDS):                    2006          2005              $            %
                                               ----------    ----------      ----------     -------
Branded products                               $  128,516    $   78,844      $   49,672       63.0%
   as % of net revenues                              88.4%         87.5%
Specialty generics                                111,982       114,616         (2,634)      (2.3)%
   as % of net revenues                              54.9%         59.3%
Specialty materials                                 4,732         6,394         (1,662)     (26.0)%
   as % of net revenues                              27.9%         34.9%
Other                                             (1,506)       (4,043)           2,537       62.8%
                                               ----------    ----------      ----------
   Total gross profit                          $  243,724    $  195,811      $   47,913       24.5%
   as % of total net revenues                        66.3%         64.5%

         The increase in gross profit was primarily due to the significant sales growth experienced by our branded products segment. The higher gross profit percentage on a consolidated basis reflected the impact of our higher margin branded products comprising a larger percentage of net revenues. This effect was offset in part by lower margins in the specialty generics segment due primarily to the impact of price erosion on certain products in the cardiovascular and pain management product lines coupled with a shift in the mix of sales toward lower margin products, particularly in the cough/cold category. The gross profit percentage decrease experienced by specialty materials primarily resulted from higher production costs associated with lower volume and an unfavorable mix of products sold.


         RESEARCH AND DEVELOPMENT
         ------------------------

                                                 YEARS ENDED MARCH 31,
                                               ----------------------------------------------------
                                                                                     CHANGE
                                                                             ----------------------
             ($ IN THOUSANDS):                    2006          2005              $            %
                                               ----------    ----------      ----------     -------
Research and development                       $   28,886    $   23,538      $    5,348       22.7%
   as % of net revenues                               7.9%          7.8%

         The increase in research and development expense was due to increased spending on bioequivalency studies as we continued active development of various branded and generic/non-brand products in our internal and external pipelines and increased personnel expenses related to the growth of our research and development staff.

         We anticipate that research and development costs for fiscal 2007 will continue to increase based on our growing product development pipeline, the expected cost of the Phase III clinical study on the endometriosis product acquired in the first quarter of fiscal 2006 and other branded and generic opportunities.

         PURCHASED IN-PROCESS RESEARCH AND DEVELOPMENT
         ---------------------------------------------

                                                 YEARS ENDED MARCH 31,
                                               ----------------------------------------------------
                                                                                     CHANGE
                                                                             ----------------------
             ($ IN THOUSANDS):                    2006          2005              $            %
                                               ----------    ----------      ----------     -------
Purchased in-process research
         and development                       $   30,441    $        -      $   30,441          NM

         During fiscal 2006, we recorded expense of $30.4 million in connection with the FemmePharma acquisition that consisted of $29.6 million for acquired in-process research and development and $0.9 million in direct expenses related to the transaction. The valuation of acquired in-process research and development represents the estimated fair value of the worldwide marketing rights to an endometriosis product we acquired as part of the FemmePharma acquisition that, at the time of the acquisition, had no alternative future use and for which technological feasibility had not been established. The FemmePharma acquisition expense of $30.4 million reduced our diluted earnings per share for the year ended March 31, 2006 by $0.60.


         SELLING AND ADMINISTRATIVE
         --------------------------

                                                 YEARS ENDED MARCH 31,
                                               ----------------------------------------------------
                                                                                     CHANGE
                                                                             ----------------------
             ($ IN THOUSANDS):                    2006          2005              $            %
                                               ----------    ----------      ----------     -------
Selling and administrative                     $  140,395    $  116,638      $   23,757       20.4%
   as % of net revenues                              38.2%         38.4%

         The increase in selling and administrative expense was primarily due to:

         o $9.8 million increase in personnel costs associated with expansion of the branded sales force in fiscal 2005 and 2006 and increases in management and other personnel to support the overall growth of the business;
         o $7.3 million increase in branded marketing and promotions expense for promotion of our existing brands, to further promote the launch of Clindesse(TM) and to support the introduction in fiscal 2006 of a new prescription nutritional supplement product and two new hematinic products; and
         o $6.4 million increase in legal and professional expense commensurate with an increase in litigation activity and evaluation of potential acquisition opportunities. The increase in litigation activity included ongoing costs associated with certain patent infringement actions brought against us on products we market or propose to market.

         AMORTIZATION OF INTANGIBLE ASSETS
         ---------------------------------

                                                 YEARS ENDED MARCH 31,
                                               ----------------------------------------------------
                                                                                     CHANGE
                                                                             ----------------------
             ($ IN THOUSANDS):                    2006          2005              $            %
                                               ----------    ----------      ----------     -------
Amortization of intangible assets              $    4,784    $    4,653      $      131        2.8%
    as % of net revenues                              1.3%          1.5%

         The increase in amortization of intangible assets was due primarily to a full year's amortization in fiscal 2006 of license costs incurred for a product launched in fiscal 2005 under a co-development arrangement, an increase in amortization of patent and trademark costs, and amortization of the purchase price allocated to the non-compete agreement obtained in the FemmePharma acquisition.


         LITIGATION
         ----------

                                                 YEARS ENDED MARCH 31,
                                               ----------------------------------------------------
                                                                                     CHANGE
                                                                             ----------------------
             ($ IN THOUSANDS):                    2006          2005              $            %
                                               ----------    ----------      ----------     -------
Litigation                                     $        -    $   (1,430)     $    1,430          NM

         The $1.4 million of income reflected in "Litigation" for fiscal 2005 consisted of a $0.6 million net payment received by us in accordance with a favorable legal settlement of vitamin antitrust litigation and $0.8 million associated with the reversal of excess reserves that resulted from settlement of the Healthpoint litigation in fiscal 2005.


         OPERATING INCOME
         ----------------

                                                 YEARS ENDED MARCH 31,
                                              -----------------------------------------------------
                                                                                     CHANGE
                                                                             ----------------------
             ($ IN THOUSANDS):                    2006          2005              $            %
                                               ----------    ----------      ----------     -------
Operating income                               $   39,218    $   52,412      $  (13,194)    (25.2)%

         The decrease in operating income resulted from the $30.4 million in-process research and development charge recorded in connection with the FemmePharma acquisition.

         INTEREST EXPENSE
         ----------------

                                                 YEARS ENDED MARCH 31,
                                               ----------------------------------------------------
                                                                                     CHANGE
                                                                             ----------------------
             ($ IN THOUSANDS):                    2006          2005              $            %
                                               ----------    ----------      ----------     -------
Interest expense                               $    6,045    $    5,432      $      613      11.3%

         The increase in interest expense was primarily due to the completion of a number of capital projects during fiscal 2006 and the related reduced level of capitalized interest thereon.


         INTEREST AND OTHER INCOME
         -------------------------

                                                 YEARS ENDED MARCH 31,
                                               ----------------------------------------------------
                                                                                     CHANGE
                                                                             ----------------------
             ($ IN THOUSANDS):                    2006          2005              $            %
                                               ----------    ----------      ----------     -------
Interest and other income                      $    5,737    $    3,048      $    2,689      88.2%

         The increase in interest and other income was primarily due to an increase in interest income on short-term investments and dividends earned on redeemable preferred stock. The increase in interest income resulted from a full year's effect of investing excess cash into short-term investments with higher yielding interest rates. The higher weighted average interest rate earned on short-term investments was offset in part by a decline in the average balance of invested cash.


         PROVISION FOR INCOME TAXES
         --------------------------

                                                 YEARS ENDED MARCH 31,
                                               ----------------------------------------------------
                                                                                     CHANGE
                                                                             ----------------------
             ($ IN THOUSANDS):                    2006          2005              $            %
                                               ----------    ----------      ----------     -------
Provision for income taxes                     $   23,123    $   16,759      $    6,364      38.0%
   effective tax rate                                59.4%         33.5%

         The increase in the effective tax rate was attributable to the non-deductibility for tax purposes of the $30.4 million of expense we recorded for the FemmePharma acquisition. For fiscal 2006, the provision for income taxes was based on an effective tax rate of
         33.3 % which was applied to a pre-tax income amount that excluded the FemmePharma acquisition expense of $30.4 million.

         NET INCOME AND DILUTED EARNINGS PER SHARE
         -----------------------------------------

                                                 YEARS ENDED MARCH 31,
                                               ----------------------------------------------------
                                                                                     CHANGE
                                                                             ----------------------
             ($ IN THOUSANDS):                    2006          2005              $            %
                                               ----------    ----------      ----------     -------
Net income                                     $   15,787    $   33,269      $  (17,482)    (52.6)%
    Diluted earnings per share                       0.31          0.63           (0.32)    (50.8)%

         The decrease in net income resulted from the $30.4 million in-process research and development charge, or $0.60 per share, we recorded in connection with the FemmePharma acquisition.


         FISCAL 2005 COMPARED TO FISCAL 2004

         NET REVENUES BY SEGMENT
         -----------------------

                                                 YEARS ENDED MARCH 31,
                                               ----------------------------------------------------
                                                                                     CHANGE
                                                                             ----------------------
             ($ IN THOUSANDS):                    2005          2004              $            %
                                               ----------    ----------      ----------     -------
Branded products                               $   90,085    $   82,868      $    7,217       8.7%
   as % of net revenues                              29.7%         29.2%
Specialty generics                                193,402       182,825          10,577       5.8%
   as % of net revenues                              63.7%         64.4%
Specialty materials                                18,345        16,550           1,795      10.8%
   as % of net revenues                               6.0%          5.8%
Other                                               1,661         1,698            (37)     (2.2)%
                                               ----------- -------------     -----------
   Total net revenues                          $  303,493    $  283,941      $   19,552       6.9%

         The increase in branded product sales was due primarily to the introduction of Clindesse(TM) in the fourth quarter of fiscal 2005, continued growth of Gynazole-1(R) and increased sales of our two hematinic brands. The introduction of Clindesse(TM), a single-dose prescription cream therapy indicated to treat bacterial vaginosis, contributed $4.2 million of incremental sales during the fourth quarter of fiscal 2005. Sales of Gynazole-1(R), our vaginal antifungal cream product, increased $2.7 million, or 14.4%, to $21.3 million during fiscal 2005 as our share of the prescription vaginal antifungal cream market increased. Sales from our two hematinic product lines, Chromagen(R) and Niferex(R), increased 22.6% to $25.4 million during fiscal 2005 as both product lines experienced significant growth in new prescriptions filled. During the year, new prescription growth for Chromagen(R) and Niferex(R) was 74.7% and 52.7%, respectively, compared to the prior year. Also included in branded product sales was the PreCare(R) product line which contributed $31.7 million of sales during fiscal 2005. Although sales of our PreCare(R) product line declined 2.7% during the year, the PreCare(R) family of products continued to be the leading branded line of prescription prenatal nutritional supplements in the United States. The $0.9 million decrease in sales of our PreCare(R) product line was partially the result of a temporary fourth quarter supply disruption of PrimaCare(R) ONE, our proprietary line extension to PrimaCare(R), that was launched in the second quarter. Prior to the occurrence of this supply issue, which has since been resolved, PrimaCare(R) ONE generated $4.1 million of incremental sales in fiscal 2005. The increase in branded product sales for fiscal 2005 was partially offset by a $2.2 million decline in sales of our Micro-K(R) product line.

         The growth in specialty generic sales resulted from $15.9 million of incremental sales volume from new product introductions, principally in our lower margin cough/cold product line, coupled with $9.0 million of increased sales volume from existing products in our cardiovascular and pain management product lines. These increases were offset in part by product price erosion of $14.3 million principally in the second half of the fiscal year, that resulted from pricing pressures on certain products in the cardiovascular, pain management and cough/cold product lines. Although specialty generic sales increased in fiscal 2005, we experienced an $8.6 million, or 17.6%, decline in sales for the three months ended March 31, 2005. This decrease resulted from a significant decline in cardiovascular products sales due in part to the absence of trade shows that occurred in the fourth quarter of the prior year and resulted in an unfavorable mix in product categories in the fourth quarter of fiscal 2005. The anticipated approval of Diltiazem and another product in the fourth quarter of fiscal 2005, would have more than offset the above decrease, had the approval been received.

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


         GROSS PROFIT BY SEGMENT
         -----------------------

                                                 YEARS ENDED MARCH 31,
                                               ----------------------------------------------------
                                                                                     CHANGE
                                                                             ----------------------
             ($ IN THOUSANDS):                    2005          2004              $            %
                                               ----------    ----------      ----------     -------
Branded products                               $   78,844    $   72,008      $    6,836        9.5%
   as % of net revenues                              87.5%         86.9%
Specialty generics                                114,616       111,550           3,066        2.7%
   as % of net revenues                              59.3%         61.0%
Specialty materials                                 6,394         4,789           1,605       33.5%
   as % of net revenues                              34.9%         28.9%
Other                                             (4,043)       (2,833)         (1,210)     (42.7)%
                                               -----------  ------------     -----------
   Total gross profit                          $  195,811    $  185,514      $   10,297        5.6%
   as % of total net revenues                        64.5%         65.3%

         The increase in gross profit was primarily attributable to the sales growth experienced by all three of our segments: branded products, specialty generics and specialty materials. The lower gross profit percentage on a consolidated basis primarily reflected the impact of price erosion on certain specialty generic products beginning in the second quarter and extending through the balance of fiscal 2005, offset in part by certain selective price increases implemented near the end of the third quarter. The gross profit percentage decline experienced by the specialty generics segment was offset in part by a shift in the mix of branded product sales toward higher margin products with the introduction of Clindesse(TM) in the fourth quarter coupled with improved pricing and lower raw material costs at our specialty materials business.

         RESEARCH AND DEVELOPMENT
         ------------------------

                                                 YEARS ENDED MARCH 31,
                                               ----------------------------------------------------
                                                                                     CHANGE
                                                                             ----------------------
             ($ IN THOUSANDS):                    2005          2004              $            %
                                               ----------    ----------      ----------     -------
Research and development                       $   23,538    $   20,651      $    2,887      14.0%
   as % of net revenues                               7.8%          7.3%

         The increase in research and development expense primarily resulted from increased spending on bioequivalency studies for products in our internal development pipeline and higher personnel expenses related to the growth of our research and development staff.


         SELLING AND ADMINISTRATIVE
         --------------------------

                                                 YEARS ENDED MARCH 31,
                                               ----------------------------------------------------
                                                                                     CHANGE
                                                                             ----------------------
             ($ IN THOUSANDS):                    2005          2004              $            %
                                               ----------    ----------      ----------     -------
Selling and administrative                     $  116,638    $   88,333      $   28,305      32.0%
   as % of net revenues                              38.4%         31.1%

         The increase in selling and administrative expense was due primarily to: greater personnel expenses resulting from an increase in management and other personnel ($4.3 million) and expansion of the branded sales force ($5.1 million including approximately $1.1 million for sales representatives during the fourth quarter of fiscal 2005); a $2.2 million increase in branded marketing and promotions expense commensurate with the growth of the segment due to the investment of hiring additional management and field personnel to provide additional resources for future planned product launches; a $2.9 million increase in rent, depreciation, insurance and utilities expense associated with expansion of our office facilities over the past two years; a $1.7 million increase in professional fees associated primarily with implementation of the internal control provisions of the Sarbanes-Oxley Act of 2002; a $1.2 million increase in legal expense; and $3.0 million of costs incurred in the fourth quarter to support the launch of Clindesse(TM). The increase in legal expense was due to an increase in litigation activity, which included various patent infringement actions brought by potential competitors with respect to products we propose to market and for which we have submitted ANDA filings and provided notice of certification required under the provisions of the Hatch-Waxman Act.

         AMORTIZATION OF INTANGIBLE ASSETS
         ---------------------------------

                                                 YEARS ENDED MARCH 31,
                                               ----------------------------------------------------
                                                                                     CHANGE
                                                                             ----------------------
             ($ IN THOUSANDS):                    2005          2004              $            %
                                               ----------    ----------      ----------     -------
Amortization of intangible assets              $    4,653    $    4,459      $      194       4.4%
    as % of net revenues                              1.5%          1.6%

         The increase in amortization of intangible assets was due primarily to the amortization of license costs incurred for a product launched under a co-development arrangement in fiscal 2005.

         LITIGATION
         ----------

                                                 YEARS ENDED MARCH 31,
                                               ----------------------------------------------------
                                                                                     CHANGE
                                                                             ----------------------
             ($ IN THOUSANDS):                    2005          2004              $            %
                                               ----------    ----------      ----------     -------
Litigation                                     $   (1,430)   $   (1,700)     $      270     (15.9)%

         The $1.4 million of income reflected in "Litigation" in fiscal 2005 consisted of a $0.6 million net payment received by us in accordance with a favorable legal settlement of vitamin antitrust litigation and $0.8 million related to the reversal of excess reserves related to the Healthpoint litigation.

         In the second quarter of fiscal 2004, we received $3.5 million for settlement with a branded company of our claim that the branded company interfered with our right to a timely introduction of a generic product in a previous fiscal year. The impact of this payment was offset in part by an additional litigation reserve of $1.8 million related to attorneys' fees awarded in the Healthpoint matter, which subsequently was settled.


         OPERATING INCOME
         ----------------

                                                 YEARS ENDED MARCH 31,
                                               ----------------------------------------------------
                                                                                     CHANGE
                                                                             ----------------------
             ($ IN THOUSANDS):                    2005          2004              $            %
                                               ----------    ----------      ----------     -------
Operating income                               $   52,412    $   73,771      $  (21,359)    (29.0)%

         The decrease in operating income resulted primarily from a $28.3 million, or 32.0%, increase in selling and administrative expense coupled with a $2.9 million increase in research and development expense, offset in part by a $10.3 million increase in gross profit.

         INTEREST EXPENSE
         ----------------

                                                                YEARS ENDED MARCH 31,
                                               ----------------------------------------------------
                                                                                     CHANGE
                                                                             ----------------------
             ($ IN THOUSANDS):                    2005          2004              $            %
                                               ----------    ----------      ----------     -------
Interest expense                               $    5,432    $    5,865      $     (433)     (7.4)%

         The decrease in interest expense was primarily due to an increase in the level of capitalized interest recorded on capital projects that we had in process.

         INTEREST AND OTHER INCOME
         -------------------------

                                                 YEARS ENDED MARCH 31,
                                               ----------------------------------------------------
                                                                                     CHANGE
                                                                             ----------------------
             ($ IN THOUSANDS):                    2005          2004              $            %
                                               ----------    ----------      ----------     -------
Interest and other income                      $    3,048    $    2,092      $      956       45.7%

         The increase in interest and other income was primarily due to an increase in the weighted average interest rate earned on short-term investments, offset in part by a decline in the average balance of short-term investments.


         PROVISION FOR INCOME TAXES
         --------------------------

                                                 YEARS ENDED MARCH 31,
                                               ----------------------------------------------------
                                                                                     CHANGE
                                                                             ----------------------
             ($ IN THOUSANDS):                    2005          2004              $            %
                                               ----------    ----------      ----------     -------
Provision for income taxes                     $   16,759    $   24,150      $   (7,391)    (30.6)%
   effective tax rate                                33.5%         34.5%

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

         NET INCOME AND DILUTED EARNINGS PER SHARE
         -----------------------------------------

                                                 YEARS ENDED MARCH 31,
                                               ----------------------------------------------------
                                                                                     CHANGE
                                                                             ----------------------
             ($ IN THOUSANDS):                    2005          2004              $            %
                                               ----------    ----------      ----------     -------
Net income                                     $   33,269    $   45,848      $  (12,579)    (27.4)%
    Diluted earnings per share                       0.63          0.84           (0.21)    (25.0)%

         The decrease in net income resulted primarily from a $28.3 million, or 32.0%, increase in selling and administrative expense coupled with a $2.9 million increase in research and development expense, offset in part by a $10.3 million increase in gross profit.

         LIQUIDITY AND CAPITAL RESOURCES
         -------------------------------

         Cash and cash equivalents and working capital were $100.7 million and $311.2 million, respectively, at March 31, 2006, compared to $159.8 million and $302.5 million, respectively, at March 31, 2005. The increase in working capital resulted primarily from a $16.8 million increase in inventories related primarily to new specialty generic products we expect to launch in fiscal 2007, offset in part by a $7.6 million decrease in receivables associated primarily with a $5.2 million increase in the reserve for chargebacks and a $1.7 million increase in the reserve for Medicaid rebates. The increase in the reserve for chargebacks at March 31, 2006 was primarily due to our specialty generics segment experiencing continued price erosion during fiscal 2006 coupled with higher customer inventory levels of our specialty generic products at the end of the year. The impact of increased utilization of our branded products by state Medicaid programs during the past two years resulted in a larger reserve for Medicaid rebates at March 31, 2006.

         The primary source of operating cash flow used in the funding of our businesses continues to be internally generated funds from product sales. Net cash flow from operating activities was $64.6 million in fiscal 2006 compared to $49.0 in fiscal 2005. This increase resulted primarily from the operating cash flows for fiscal 2005 including an $18.3 million reduction in accrued liabilities attributable to settlement of the Healthpoint litigation which was resolved during fiscal 2005.

         Net cash used in investing activities included capital expenditures of $58.3 million in fiscal 2006 compared to $63.6 million for the prior year. In April 2005, the Company completed the purchase of a 260,000 square foot building in the St. Louis metropolitan area for $11.8 million. The property had been leased by the Company since April 2000 and continues to function as the Company's main distribution facility. The purchase price was paid with cash. The remaining capital expenditures during fiscal 2006 were primarily for building renovation projects and for purchasing machinery and equipment to upgrade and expand our pharmaceutical manufacturing and distribution capabilities. Other investing activities in fiscal 2006 consisted of $61.2 million in purchases of short-term marketable securities that were classified as available for sale. In addition, in May 2005, the Company and FemmePharma mutually agreed to terminate the license agreement we entered into with them in April 2002 (see Note 3 to Consolidated Financial Statements). As part of this transaction, we acquired all of the common stock of FemmePharma for a $25.0 million cash payment. In connection with this transaction, we acquired the worldwide marketing rights to an endometriosis product that we are now developing. Also, in May 2005, we entered into a long-term product development and marketing license agreement with Strides, an Indian generic pharmaceutical developer and manufacturer, for exclusive marketing rights in the United States and Canada for 10 new generic drugs. Under a separate agreement, the Company invested $11.3 million in Strides redeemable preferred stock (see Note 3 to Consolidated Financial Statements).

         Our debt balance was $243.0 million at March 31, 2006 compared to $210.7 million at March 31, 2005 (see Note 10 to Consolidated Financial Statements). In March 2006, we entered into a $43.0 million mortgage loan agreement with one of our primary lenders, in part, to refinance $9.9 million of existing mortgages. The $32.8 million of net proceeds we received from the new mortgage loan will be used for working capital and general corporate purposes. The new mortgage loan bears interest at a rate of 5.91% and matures on April 1, 2021.

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

         At March 31, 2006, we had credit agreements with two banks that provided revolving lines of credit for borrowing up to $140.0 million. The credit agreements provided for $80.0 million in revolving lines of credit along with supplemental credit lines of $60.0 million that were available for financing acquisitions. These credit facilities were to expire in October 2006 and June 2006, respectively. The revolving and supplemental credit lines were unsecured and interest was charged at the lower of the prime rate or the one-month LIBOR rate plus 175 basis points. At March 31, 2006, we had $3.9 million in an open letter of credit issued under the revolving credit line and no cash borrowings under either credit facility. The credit agreements contained financial covenants that imposed minimum levels of earnings before interest, taxes, depreciation and amortization, a maximum funded debt ratio, a limit on capital expenditures and dividend payments, a minimum fixed charge coverage ratio and a maximum senior leverage ratio. As of March 31, 2006, we were in compliance with all of our covenants.

         On June 9, 2006, we replaced our $140.0 million credit line by entering into a new credit agreement with ten banks that provides for a revolving line of credit for borrowing up to $320.0 million. The new credit agreement also includes a provision for increasing the revolving commitment, at the lenders' sole discretion, by up to an additional $50.0 million. The new credit facility is unsecured unless we, under certain specified circumstances, utilize the facility to redeem part or all of our outstanding Convertible Subordinated Notes. Interest is charged under the facility at the lower of the prime rate or one-month LIBOR plus 62.5 to 150 basis points depending on the ratio of senior debt to EBITDA. The new credit agreement contains financial covenants that impose limits on dividend payments, require minimum equity, a maximum senior leverage ratio and minimum fixed charge coverage ratio. The new credit facility has a five-year term expiring in June 2011.

         In December 2005, we entered into a financing arrangement with St. Louis County, Missouri related to expansion of our operations in St. Louis County (see Note 11 to Consolidated Financial Statements). Up to $135.5 million of industrial revenue bonds may be issued to us by St. Louis County relative to capital improvements made through December 31, 2009. This agreement provides that 50% of the real and personal property taxes on up to $135.5 million of capital improvements will be abated for a period of 10 years subsequent to the property being placed in service. Industrial revenue bonds totaling $73.0 million were outstanding at March 31, 2006. The industrial revenue bonds are issued by St. Louis County to us upon our payment of qualifying costs of capital improvements, which are then leased by us for a period ending December 1, 2019, unless earlier terminated. We have the option at any time to discontinue the arrangement and regain full title to the abated property. The industrial revenue bonds bear interest at 4.25% per annum and are payable as to principal and interest concurrently with payments due under the terms of the lease. We have classified the leased assets as property and equipment and have established a capital lease obligation equal to the outstanding principal balance of the industrial revenue bonds. Lease payments may be made by tendering an equivalent portion of the industrial revenue bonds. As the capital lease payments to St. Louis County may be satisfied by tendering industrial revenue bonds (which is our intention), the capital lease obligation, industrial revenue bonds and related interest expense and interest income, respectively, have been offset for presentation purposes in the Consolidated Financial Statements.

         The following table summarizes our contractual obligations (in thousands):

                                                                   LESS THAN                               MORE THAN
                                                        TOTAL       1 YEAR        1-3 YEARS   3-5 YEARS     5 YEARS
                                                        -----       ------        ---------   ---------     -------
   OBLIGATIONS AT MARCH 31, 2006
   -----------------------------
   Long-term debt obligations(a)                      $ 243,000    $   1,681       $  3,998   $  4,497     $ 232,824
   Operating lease obligations(b)                         1,693        1,186            502          5             -
   Other long-term obligations                            5,442            -              -          -         5,442
                                                    ------------------------------------------------------------------
    Total contractual cash obligations(c)             $ 250,135    $   2,867       $  4,500   $  4,502     $ 238,266
                                                    ------------------------------------------------------------------

         (a) Holders of the $200.0 million aggregate principal amount of Convertible Subordinated Notes may require the Company to repurchase them for an amount equal to the unpaid principal amount in May 2008.

         (b) The purchase option on a 129,000 square foot building leased by us on March 31, 2006 was exercised by us in accordance with the lease agreement and is scheduled to be acquired for $4.9 million in June 2006.

         (c) The Company has licensed the exclusive rights to co-develop and market various generic equivalent products with other drug delivery companies. These collaboration agreements require the Company to make up-front and ongoing payments as development milestones are attained. If all milestones remaining under these agreements were reached, payments by the Company could total up to $42,138.

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

         CRITICAL ACCOUNTING ESTIMATES

         Our consolidated financial statements are presented on the basis of U.S. generally accepted accounting principles. Our significant accounting policies are described in Note 2 in the accompanying notes to the Consolidated Financial Statements. Certain of our accounting policies are particularly important to the portrayal of our financial position and results of operations and require the application of significant judgment by our management. As a result, these policies are subject to an inherent degree of uncertainty. In applying these policies, we make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures. We base our estimates and judgments on historical experience, the terms of existing contracts, observance of trends in the industry, information that is obtained from customers and outside sources, and on various other assumptions that are believed to be reasonable and appropriate under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Although we believe that our estimates and assumptions are reasonable, actual results may differ significantly from our estimates. Changes in estimates and assumptions based upon actual results may have a material impact on our results of operations and/or financial condition. Our critical accounting estimates are described below.

         REVENUE RECOGNITION AND PROVISIONS FOR ESTIMATED REDUCTIONS TO
         --------------------------------------------------------------
         GROSS REVENUES. Revenue is generally realized or realizable and
         ---------------
         earned when persuasive evidence of an arrangement exists, the seller's price to the buyer is fixed or determinable, the customer's payment ability has been reasonably assured and title and risk of ownership have been transferred to the customer, which is typically upon shipment to the customer.

         Simultaneously with the recognition of revenue, we reduce the amount of gross revenues by recording estimated sales provisions for chargebacks, sales rebates, sales returns, cash discounts and other allowances, and Medicaid rebates. These sales provisions are established based upon consideration of a variety of factors, including but not limited to, historical relationship to revenues, historical payment and return experience, estimated and actual customer inventory levels, customer rebate arrangements, and current contract sales terms with wholesale and indirect customers.

         From time to time, we provide incentives to our wholesale customers, such as trade show allowances or stocking allowances that they in turn use to accelerate distribution to their end customers. We believe that such incentives are normal and customary in the industry. Sales allowances are accrued and revenue is recognized as sales are made pursuant to the terms of the allowances offered to the customer. Due to the nature of these allowances, we are able to accurately calculate the required provisions for the allowances based on the specific terms in each agreement. Additionally, customers will normally purchase additional product ahead of regular demand to take advantage of the temporarily lower cost resulting from the sales allowances. This practice has been customary in the industry and we believe would be part of a customer's ordinary course of business inventory level. We reserve the right, with our major wholesale customers, to limit the amount of these forward buys. Sales made as a result of allowances offered on our specialty generics product line in conjunction with trade shows sponsored by our major wholesale customers and for other promotional programs accounted for 11.8% and 15.2% of total gross revenues for fiscal 2006 and fiscal 2005, respectively.

         In addition, we understand that certain of our wholesale customers have anticipated the timing of price increases and have made, and may continue to make, business decisions to buy additional product in anticipation of future price increases. This practice has been customary in the industry and we believe would be part of a customer's ordinary course of business inventory level.

         We evaluate inventory levels at our wholesale customers, which accounted for approximately 59% of our unit sales in fiscal 2006, through an internal analysis that considers, among other things, wholesaler purchases, wholesaler contract sales, available end consumer prescription information and inventory data received from our three largest wholesale customers. We believe that our evaluation of wholesaler inventory levels allows us to make reasonable estimates of our reserve balances. Further, our products are typically sold with adequate shelf life to permit sufficient time for our wholesaler customers to sell our products in their inventory through to the end consumer.

         The following table reflects the fiscal 2006 activity for each reserve that serves to reduce our receivables balance:

                                                        Current Provision  Current Provision  Actual Returns
                                                        Related to Sales   Related to Sales     or Credits
              (in thousands)                 Beginning     Made in the         Made in            in the         Ending
                                              Balance    Current Period     Prior Periods     Current Period     Balance
                                             ---------  -----------------  -----------------  --------------     -------
YEAR ENDED MARCH 31, 2006
 Accounts Receivable Reserves:
    Chargebacks                              $ 9,409        $ 97,605            $   -           $ (92,393)       $14,621
    Sales Rebates                              1,246          14,158                -             (13,142)         2,262
    Sales Returns                              2,286          14,212                -             (14,325)         2,173
    Cash Discounts and Other Allowances        3,880          17,362                -             (16,925)         4,317
    Medicaid Rebates                           4,235          11,031                -              (9,322)         5,944
                                             -------        ---------           -----           ----------       -------
      TOTAL                                  $21,056        $154,368            $   -           $(146,107)       $29,317
                                             =======        =========           =====           ==========       =======

         The increase in the reserve for chargebacks at March 31, 2006 was primarily due to our specialty generics segment experiencing price erosion during fiscal 2006 coupled with higher customer inventory levels of our specialty generic products at the end of the year. The reserve for sales returns at March 31, 2006 was relatively consistent with the prior year-end balance as improvement in the rate of product returns at our specialty generics segment was offset by an increase in the product return rate at our branded business. The impact of increased utilization of our branded products by state Medicaid programs during the past two years resulted in a larger reserve for Medicaid rebates at March 31, 2006. The increase in reserves for sales rebates and cash discounts and other allowances at March 31, 2006 was primarily due to greater fourth quarter sales in fiscal 2006 compared to the prior year's fourth quarter.

         The following table reflects the fiscal 2005 activity for each reserve that serves to reduce our receivables balance:

                                                        Current Provision  Current Provision  Actual Returns
                                                        Related to Sales   Related to Sales     or Credits
              (in thousands)                 Beginning     Made in the         Made in            in the        Ending
                                              Balance    Current Period     Prior Periods     Current Period    Balance
                                             ---------  -----------------  -----------------  --------------    -------
YEAR ENDED MARCH 31, 2005
 Accounts Receivable Reserves:
    Chargebacks                                $ 7,475      $ 81,871            $  -            $ (79,937)      $ 9,409
    Sales Rebates                                1,815        17,479               -              (18,048)        1,246
    Sales Returns                                4,035        10,505               -              (12,254)        2,286
    Cash Discounts and Other Allowances          4,261        14,361               -              (14,742)        3,880
    Medicaid Rebates                             3,062         9,048             211               (8,086)        4,235
                                               -------      --------            ----            ---------       -------
      TOTAL                                    $20,648      $133,264            $211            $(133,067)      $21,056
                                               =======      ========            ====            =========       =======

         The fiscal 2005 reserve for chargebacks increased primarily due to continued price erosion in the specialty generics segment of our business, which was reflected in an increase in the current provision from 14.2% of sales in fiscal 2004 to 18.7% of sales in fiscal 2005. A reduction in the rate of product returns experienced during fiscal 2005 to 2.4% of sales from 2.8% of sales in fiscal 2004 resulted in the lower reserve for sales returns. Increased utilization of products in our branded products segment by state Medicaid programs during fiscal 2005 resulted in the increase in the reserve for Medicaid rebates, which was reflected in an increase in the related provision from 1.9% of sales in fiscal 2004 to 2.1% of sales in fiscal 2005. Reserves for sales rebates and cash discounts and other allowances declined primarily due to lower fourth quarter sales, in both the retail chain and wholesale distribution channels, compared to the prior year's fourth quarter.

         The reserves for sales rebates and cash discounts and other allowances require a lower degree of subjectivity, are less complex in nature and are more readily ascertainable due to specific contract terms, rates and consistent historical performance. The reserves for chargebacks, sales returns and Medicaid rebates, however, are more complex and require management to make more subjective judgments. These reserves and their respective provisions are discussed in further detail below.

         Chargebacks - We market and sell products directly to wholesalers,
         -----------
         distributors, warehousing pharmacy chains, mail order pharmacies and other direct purchasing groups. We also market products indirectly to independent pharmacies, non-warehousing chains, managed care organizations, and group purchasing organizations, collectively referred to as "indirect customers." We enter into agreements with some indirect customers to establish contract pricing for certain products. These indirect customers then independently select a wholesaler from which to purchase the products at these contracted prices. Alternatively, we may pre-authorize wholesalers to offer specified contract pricing to other indirect customers. Under either arrangement, we provide credit to the wholesaler for any difference between the contracted price with the indirect customer and the wholesaler's invoice price. This credit is called a chargeback.

         Chargeback transactions are almost exclusively related to our specialty generics business segment. During fiscal 2006 and 2005, the chargeback provision reduced the gross sales of our specialty generics segment by $97.0 million and $80.6 million, respectively. These amounts accounted for 99.4% and 98.5% of the total chargeback provisions recorded in fiscal 2006 and 2005, respectively.

         The provision for chargebacks is the most significant and complex estimate used in the recognition of revenue. The primary factors we consider in developing and evaluating the reserve for chargebacks include:

         |X| The amount of inventory in the wholesale distribution channel. We receive actual inventory information from our three major wholesale customers and estimate the inventory position of the remaining wholesalers based on historical buying patterns. During fiscal 2006, unit sales to our three major wholesale customers accounted for 78% of our total unit sales to all wholesalers, and the aggregate inventory position of the three major wholesalers at March 31, 2006 was approximately equivalent to our last eight weeks of shipments during the fiscal year. We currently use the last six weeks of our shipments as an estimate of the inventory held by the remaining wholesalers where we do not receive actual inventory data, as our experience and buying patterns indicate that our smaller wholesale customers carry less inventory than our large wholesale customers. As of March 31, 2006, each week of inventory for those remaining wholesalers represented approximately $0.2 million, or 1.6%, of the reported reserve for chargebacks.

         |X| The percentage of sales to our wholesale customers that will result in chargebacks. Using our automated chargeback system we track, at the product level, the percentage of sales units shipped to our wholesale customers that eventually result in chargebacks to us. The percentage for each product, which is based on actual historical experience, is applied to the respective inventory units in the wholesale distribution channel. As of March 31, 2006, the aggregate weighted average percentage of sales to wholesalers assumed to result in chargebacks was approximately 95%, with each 1% representing approximately $0.2 million, or 1.1%, of the reported reserve for chargebacks.

         |X| Contract pricing and the resulting chargeback per unit. The chargeback provision is based on the difference between our invoice price to the wholesaler (referred to as wholesale acquisition cost, or "WAC") and the contract price negotiated with either our indirect customer or with the wholesaler for sales by the wholesaler to the indirect customers. We calculate the price difference, or chargeback per unit, for each product and for each major wholesale customer using historical weighted average pricing, based on actual chargeback experience. Use of weighted average pricing over time compensates for changes in the mix of indirect customers and products from period to period. As of March 31, 2006, a 5% shift in the calculated chargeback per unit in the same direction across all products and customers would result in a $0.7 million, or 5.0%, impact on the reported reserve for chargebacks.

         Shelf-Stock Adjustments - These adjustments represent credits
         -----------------------
         issued to our wholesale customers that result from a decrease in our WAC. Decreases in our invoice prices are discretionary decisions we make to reflect market conditions. These credits are customary in the industry and are intended to reduce a wholesale customer's inventory cost to better reflect current market prices. Generally, we provide credits to customers at the time the price reduction occurs based on the inventory that is owned by them on the effective date of the price reduction. Since a reduction in WAC reduces the chargeback per unit, or the difference between WAC and the contract price, shelf-stock adjustments are typically included as part of the reserve for chargebacks because the price reduction credits act essentially as accelerated chargebacks. Although we have contractually agreed to provide price adjustment credits to our major wholesale customers at the time they occur, the impact of any such price reductions not included in the reserve for chargebacks is immaterial to the amount of revenue recognized in any given period.

         Sales Returns - Consistent with industry practice, we maintain a
         -------------
         returns policy that allows our direct and indirect customers to return product six months prior to expiration and within one year after expiration. This policy is applicable to both our branded and specialty generics business segments. Upon recognition of revenue from product sales to customers, we provide for an estimate of product to be returned. This estimate is determined by applying a historical relationship of customer returns to gross sales. We evaluate the reserve for sales returns by calculating historical return rates using data from the last 12 months on a product specific basis and by class of trade (wholesale versus retail chain). The calculated percentages are applied against estimates of inventory in the distribution channel on a product specific basis. To determine the inventory levels in the wholesale distribution channel, we utilize actual inventory information from our major wholesale customers and estimate the inventory positions of the remaining wholesalers based on historical buying patterns. For inventory held by our non-wholesale customers, we use the last two months of sales to the direct buying chains and the indirect buying retailers as an estimate. A 10% change in the product specific historical return rates used in the reserve analysis would have changed the reserve balance at March 31, 2006 by approximately $0.1 million, or 5.7%, of the reported reserve for sales returns. A 10% change in the amount of estimated inventory in the distribution channel would have changed the reserve balance at March 31, 2006 by approximately $0.1 million, or 6.9%, of the reported reserve for sales returns.

         Medicaid Rebates - Established in 1990, the Medicaid Drug Rebate
         ----------------
         Program requires a drug manufacturer to provide to each state a rebate every calendar quarter for covered outpatient drugs dispensed to Medicaid patients. Medicaid rebates apply to both our branded and specialty generic segments. Individual states invoice us for Medicaid rebates on a quarterly basis using statutorily determined rates for generic (11%) and branded (15%) products, which are applied to the Average Manufacturer's Price, or "AMP", for a particular product to arrive at a Unit Rebate Amount, or "URA". The amount owed is based on the number of units dispensed by the pharmacy to Medicaid patients extended by the URA. The reserve for Medicaid rebates is based on expected payments, which are driven by patient usage and estimated inventory in the distribution channel. We estimate patient usage by calculating a payment rate as a percentage of net sales lagged six months, which is then applied to an estimate of customer inventory. We currently use the last two months of our shipments to wholesalers and direct buying chains as an estimate of inventory in the wholesale and chain channels and an additional month of wholesale sales as an estimate of inventory held by the indirect buying retailer. A 10% change in the amount of customer inventory subject to Medicaid rebates would have changed the reserve at March 31, 2006 by $0.6 million, or 9.8% of the reported reserve for Medicaid rebates. Similarly, a 10% change in estimated patient usage would have changed the reserve by $0.6 million, or 9.8% of the reported reserve for Medicaid rebates.

         INVENTORY VALUATION. Inventories consist of finished goods held for
         -------------------
         distribution, raw materials and work in process. Our inventories are stated at the lower of cost or market, with cost determined on the first-in, first-out basis. In evaluating whether inventory should be stated at the lower of cost or market, we consider such factors as the amount of inventory on hand and in the distribution channel, estimated time required to sell existing inventory, remaining shelf life and current and expected market conditions, including levels of competition. We establish reserves, when necessary, for slow-moving and obsolete inventories based upon our historical experience and management's assessment of current product demand.

         INTANGIBLE ASSETS. Our intangible assets principally consist of
         -----------------
         product rights, license agreements and trademarks resulting from product acquisitions and legal fees and similar costs relating to the development of patents and trademarks. Intangible assets that are acquired are stated at cost, less accumulated amortization, and are amortized on a straight-line basis over their estimated useful lives. Upon approval, costs associated with the development of patents and trademarks are amortized on a straight-line basis over estimated useful lives ranging from five to 17 years. We determine amortization periods for intangible assets that are acquired based on our assessment of various factors impacting estimated useful lives and cash flows of the acquired products. Such factors include the product's position in its life cycle, the existence or absence of like products in the market, various other competitive and regulatory issues, and contractual terms. Significant changes to any of these factors may result in a reduction in the intangible asset's useful life and an acceleration of related amortization expense.

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

         CONTINGENCIES. We are involved in various legal proceedings, some
         -------------
         of which involve claims for substantial amounts. An estimate is made to accrue for a loss contingency relating to any of these legal proceedings if it is probable that a liability was incurred as of the date of the financial statements and the amount of loss can be reasonably estimated. Because of the subjective nature inherent in assessing the outcome of litigation and because of the potential that an adverse outcome in legal proceedings could have a material impact on our financial position or results of operations, such estimates are considered to be critical accounting estimates. After review, it was determined at March 31, 2006 that for each of the various legal proceedings in which we are involved, the conditions mentioned above were not met. We will continue to evaluate all legal matters as additional information becomes available.

         RECENTLY ISSUED ACCOUNTING STANDARDS

         In November 2004, the FASB issued SFAS No. 151, "Inventory Costs, an Amendment to ARB No. 43, Chapter 4" which requires that abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) costs be recognized as current period charges. In addition, this statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. We are currently determining the impact, if any, the adoption of this statement will have on our financial condition and results of operations.

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

         In April 2005, the Securities and Exchange Commission announced an amendment to Regulation S-X to amend the date for compliance with SFAS 123R. The amendment requires each registrant that is not a small business issuer to adopt SFAS 123R in the first fiscal year commencing after June 15, 2005. As a result, the Company adopted SFAS 123R beginning April 1, 2006 using the modified prospective method. Adoption of SFAS 123R will have a significant impact on the Company's consolidated financial statements, as it will be required to expense the fair value of employee stock option grants rather than disclose the pro forma impact on its consolidated net income within the footnotes to the Company's Consolidated Financial Statements. Based on the unvested stock option grants at March 31, 2006, the Company estimates that the adoption of SFAS 123R will reduce consolidated net income for fiscal 2007 between $0.05 and $0.06 per diluted share. This estimate is based, in part, on a projection of our common stock prices and other valuation assumptions related to potential fiscal 2007 stock option grants which are subject to various uncertainties, including our future share-based compensation strategy, stock price volatility, estimated forfeiture rate and employee stock option exercise behavior. Changes in any of the Company's assumptions could cause future expenses to vary significantly from the Company's current estimates.

         In March 2005, the SEC issued SEC Staff Accounting Bulletin No. 107 ("SAB 107") which describes the SEC staff's position on the application of SFAS 123R. SAB 107 contains interpretive and certain transitional guidance relating to the interaction between SFAS 123R and certain SEC rules and regulations including the SEC's views regarding the valuation of share-based payment arrangements including assumptions related to expected volatility and expected term, first time adoption of SFAS 123R in an interim period, the modification of certain terms of employee share options prior to the adoption of SFAS 123R and disclosures within Management's Discussion and Analysis subsequent to the adoption of SFAS 123R. We are currently evaluating SAB 107 and its guidance and will be adopting it as part of our adoption of SFAS 123R beginning April 1, 2006.

         In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections" ("SFAS 154"), which replaces Accounting Principles Board ("APB") Opinion No. 20, "Accounting Changes" ("APB 20") and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements" ("SFAS 3"). SFAS 154 applies to all voluntary changes in accounting principle and changes the requirements for the accounting for and reporting of a change in accounting principle. SFAS 154 also requires retrospective application to prior period financial statements involving changes in accounting principle unless it is impracticable to determine either the period-specific or cumulative effect of the change. This statement also requires that a change in the method of depreciation, amortization or depletion of long-lived assets be accounted for as a change in accounting estimate that is accounted for prospectively. SFAS 154 also retains many provisions of APB 20 including those related to reporting a change in accounting estimate, a change in the reporting entity and a correction of an error and also carries forward provisions of SFAS 3 governing the reporting of accounting changes in interim financial statements. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We believe that the adoption of SFAS 154 will not have a material effect on our Consolidated Financial Statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
         ----------------------------------------------------------

         Our exposure to market risk is limited to fluctuating interest rates associated with variable rate indebtedness that is subject to interest rate changes.

         Advances to us under our credit facilities bear interest at a rate that varies consistent with increases or decreases in the publicly announced prime rate and/or the LIBOR rate with respect to LIBOR-related loans, if any. A material increase in such rates could significantly increase borrowing expenses. We did not have any cash borrowings under our credit facilities at March 31, 2006.

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

         In March 2006, we entered into a $43.0 million mortgage loan secured by three of our buildings that matures in April 2021. The interest rate on this loan is fixed at 5.91% per annum and not subject to market interest rate changes.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
         -------------------------------------------

           Report of Independent Registered Public Accounting Firm
           -------------------------------------------------------

The Board of Directors and Shareholders
K-V Pharmaceutical Company:

We have audited the accompanying consolidated balance sheets of K-V Pharmaceutical Company and subsidiaries as of March 31, 2006 and 2005, and the related consolidated statements of income, comprehensive income, shareholders' equity, and cash flows for the years then ended. In connection with our audits of the consolidated financial statements, we have also audited the accompanying financial statement schedule. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of K-V Pharmaceutical Company and subsidiaries as of March 31, 2006 and 2005, and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, during fiscal 2005, the Company adopted EITF 03-6 Participating Securities and the Two-Class Method under SFAS No. 128 and EITF 04-8 The Effect of Contingently Convertible Instruments on Diluted Earnings per Share.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of internal control over financial reporting of K-V Pharmaceutical Company as of March 31, 2006, based on the criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated June 14, 2006 expressed an unqualified opinion on management's assessment of, and the effective operation of, internal control over financial reporting.

/s/ KPMG LLP

St. Louis, Missouri
June 14, 2006

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Stockholders and Board of Directors
K-V Pharmaceutical Company



We have audited the accompanying consolidated statements of income, shareholders' equity and cash flows of K-V Pharmaceutical Company and Subsidiaries for the year ended March 31, 2004. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of K-V Pharmaceutical Company and Subsidiaries for the year ended March 31, 2004 in conformity with accounting principles generally accepted in the United States of America.

                                                      /s/ BDO Seidman, LLP


Chicago, Illinois
June 4, 2004

                                     K-V PHARMACEUTICAL COMPANY AND SUBSIDIARIES
                                            CONSOLIDATED BALANCE SHEETS
                                              (Dollars in thousands)


                                                                                                  MARCH 31,
                                                                                         ---------------------------
                                                                                             2006           2005
                                                                                             ----           ----
                                            ASSETS
                                            ------

CURRENT ASSETS:
Cash and cash equivalents............................................................    $   100,706     $   159,825
Marketable securities................................................................        106,763          45,694
Receivables, less allowance for doubtful accounts of $397 and $461
   in 2006 and 2005, respectively....................................................         54,746          62,361
Inventories, net.....................................................................         70,778          53,945
Prepaid and other assets.............................................................          6,963           9,530
Deferred tax asset...................................................................          8,034           5,827
                                                                                         -----------     -----------
   Total Current Assets..............................................................        347,990         337,182
Property and equipment, less accumulated depreciation................................        178,042         131,624
Intangible assets and goodwill, net..................................................         72,955          76,430
Other assets.........................................................................         19,026          13,081
                                                                                         -----------     -----------
TOTAL ASSETS.........................................................................    $   618,013     $   558,317
                                                                                         ===========     ===========

                                         LIABILITIES
                                         -----------
CURRENT LIABILITIES:
Accounts payable.....................................................................    $    17,975     $    18,011
Accrued liabilities..................................................................         17,100          15,733
Current maturities of long-term debt.................................................          1,681             973
                                                                                         -----------     -----------
   Total Current Liabilities.........................................................         36,756          34,717
Long-term debt.......................................................................        241,319         209,767
Other long-term liabilities..........................................................          5,442           4,477
Deferred tax liability...............................................................         25,221          16,654
                                                                                         -----------     -----------
TOTAL LIABILITIES....................................................................        308,738         265,615
                                                                                         -----------     -----------

COMMITMENTS AND CONTINGENCIES
                                    SHAREHOLDERS' EQUITY
                                    --------------------

7% cumulative convertible Preferred Stock, $.01 par value; $25.00 stated and liquidation value; 840,000 shares authorized; issued and outstanding --
   40,000 shares at both March 31, 2006 and 2005 (convertible into Class A
   shares at a ratio of  8.4375 to one)..............................................             --              --
Class A and Class B Common Stock, $.01 par value; 150,000,000 and
   75,000,000 shares authorized, respectively;
     Class A - issued 39,984,919 and 39,059,428 at March 31, 2006
       and 2005, respectively........................................................            400             391
     Class B - issued 12,695,561 and 13,422,101 at March 31, 2006 and
       2005, respectively (convertible into Class A shares on a one-for-one basis)...            127             134
Additional paid-in capital...........................................................        129,367         128,182
Retained earnings....................................................................        233,496         217,779
Accumulated other comprehensive loss.................................................           (211)           (133)
Less: Treasury stock, 3,123,975 shares of Class A and 92,902 shares of Class B
   Common Stock at March 31, 2006, and 3,111,003 shares of Class A and 92,902 shares
   of Class B Common Stock at March 31, 2005, at cost................................        (53,904)        (53,651)
                                                                                         -----------     -----------
TOTAL SHAREHOLDERS' EQUITY...........................................................        309,275         292,702
                                                                                         -----------     -----------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY...........................................    $   618,013     $   558,317
                                                                                         ===========     ===========
SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                           K-V PHARMACEUTICAL COMPANY AND SUBSIDIARIES
                                               CONSOLIDATED STATEMENTS OF INCOME
                                             (In thousands, except per share data)


                                                                                              YEARS ENDED MARCH 31,
                                                                                 -----------------------------------------------
                                                                                     2006              2005             2004
                                                                                 ------------      -----------      ------------

Net revenues...........................................................          $    367,618      $   303,493      $    283,941
Cost of sales..........................................................               123,894          107,682            98,427
                                                                                 ------------      -----------      ------------
Gross profit...........................................................               243,724          195,811           185,514
                                                                                 ------------      -----------      ------------

Operating expenses:
   Research and development............................................                28,886           23,538            20,651
    Purchased in-process research and
       development and transaction costs...............................                30,441               --                --
   Selling and administrative..........................................               140,395          116,638            88,333
   Amortization of intangible assets...................................                 4,784            4,653             4,459
   Litigation..........................................................                    --           (1,430)           (1,700)
                                                                                 ------------      -----------      ------------
Total operating expenses...............................................               204,506          143,399           111,743
                                                                                 ------------      -----------      ------------

Operating income.......................................................                39,218           52,412            73,771
                                                                                 ------------      -----------      ------------

Other expense (income):
   Interest expense....................................................                 6,045            5,432             5,865
   Interest and other income...........................................                (5,737)          (3,048)           (2,092)
                                                                                 ------------      -----------      ------------
Total other expense, net..............................................                    308            2,384             3,773
                                                                                 ------------      -----------      ------------

Income before income taxes.............................................                38,910           50,028            69,998
Provision for income taxes.............................................                23,123           16,759            24,150
                                                                                 ------------      -----------      ------------
Net income.............................................................          $     15,787      $    33,269      $     45,848
                                                                                 ============      ===========      ============

Earnings per common share:
   Basic - Class A common..............................................          $       0.33      $      0.71      $       0.98
   Basic - Class B common..............................................                  0.28             0.59              0.82

   Diluted.............................................................          $       0.31      $      0.63      $       0.84
                                                                                 ============      ===========      ============

Weighted Average Shares Outstanding:
   Basic - Class A common..............................................                36,277           34,228            33,046
   Basic - Class B common..............................................                13,065           15,005            15,941

   Diluted.............................................................                50,729           59,468            58,708



SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                           K-V PHARMACEUTICAL COMPANY AND SUBSIDIARIES
                                         CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                                     (Dollars in thousands)


                                                                                              YEARS ENDED MARCH 31,
                                                                                 -----------------------------------------------
                                                                                     2006              2005             2004
                                                                                 ------------      -----------      ------------

Net income.............................................................          $     15,787      $    33,269      $     45,848
Other comprehensive income (loss):
   Unrealized loss on available for sale securities....................                  (118)            (201)               --
   Less related taxes..................................................                    40               68                --
                                                                                 ------------      -----------      ------------
      Total unrealized loss on available for sale securities, net......                   (78)            (133)               --
                                                                                 ------------      -----------      ------------

Total comprehensive income.............................................          $     15,709      $    33,136      $     45,848
                                                                                 ============      ===========      ============


SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  K-V PHARMACEUTICAL COMPANY AND SUBSIDIARIES
                                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY


                                                                 YEARS ENDED MARCH 31, 2006, 2005 AND 2004
                                                            -----------------------------------------------------
                                                                          CLASS A        CLASS B     ADDITIONAL
                                                             PREFERRED    COMMON         COMMON       PAID-IN
                                                               STOCK       STOCK          STOCK       CAPITAL
                                                               -----       -----          -----       -------
                                                                                        (Dollars in thousands)

BALANCE AT MARCH 31, 2003................................    $     --      $ 236          $ 106      $120,961
Net income...............................................          --         --             --            --
Dividends paid on preferred stock........................          --         --             --            --
Conversion of 117,187 Class B shares to Class A shares...          --          1             (1)           --
Issuance of 27,992 Class A shares
   under product development agreement...................          --         --             --           505
Purchase of common stock for treasury....................          --         --             --            --
Three-for-two stock dividend.............................          --        120             53            --
Stock options exercised - 552,617 shares of Class A less
   91,538 shares repurchased and 413,419 shares of
   Class B less 15,625 shares repurchased................          --          5              4         2,362
                                                            -----------------------------------------------------
BALANCE AT MARCH 31, 2004................................          --        362            162       123,828
Net income...............................................          --         --             --            --
Dividends paid on preferred stock........................          --         --             --            --
Conversion of 2,783,537 Class B shares to
   Class A shares........................................          --         28            (28)           --
Issuance of 14,679 Class A shares
   under product development agreement...................          --         --             --           237
Purchase of common stock for treasury....................          --         --             --            --
Stock options exercised - 180,629 shares of Class A
   and 56,899 shares of Class B..........................          --          1             --         4,117
Unrealized loss on marketable securities available
   for sale, net of related taxes of $68.................          --         --             --            --
                                                            -----------------------------------------------------
BALANCE AT MARCH 31, 2005................................          --        391            134       128,182
Net income...............................................          --         --             --            --
Dividends paid on preferred stock........................          --         --             --            --
Conversion of 736,778 Class B shares to Class A shares             --          7             (7)           --
Purchase of common stock for treasury....................          --         --             --            --
Stock options exercised - 188,713 shares of Class A
   and 10,238 shares of Class B..........................          --          2             --         1,185
Unrealized loss on marketable securities available
   for sale, net of related taxes of $40.................          --         --             --            --
                                                            -----------------------------------------------------
BALANCE AT MARCH 31, 2006................................    $     --      $ 400          $ 127      $129,367
=================================================================================================================

                                                                       YEARS ENDED MARCH 31, 2006, 2005 AND 2004
                                                            -----------------------------------------------------------------
                                                                                            ACCUMULATED OTHER       TOTAL
                                                               TREASURY        RETAINED       COMPREHENSIVE     SHAREHOLDERS'
                                                                 STOCK         EARNINGS            LOSS            EQUITY
                                                                 -----         --------            ----            ------
                                                                                        (Dollars in thousands)

BALANCE AT MARCH 31, 2003................................      $    (28)       $139,341            $  --          $260,616
Net income...............................................            --          45,848               --            45,848
Dividends paid on preferred stock........................            --            (436)              --              (436)
Conversion of 117,187 Class B shares to Class A shares...            --              --               --                --
Issuance of 27,992 Class A shares
   under product development agreement...................            --              --               --               505
Purchase of common stock for treasury....................       (51,155)             --               --           (51,155)
Three-for-two stock dividend.............................            --            (173)              --                --
Stock options exercised - 552,617 shares of Class A less
   91,538 shares repurchased and 413,419 shares of
   Class B less 15,625 shares repurchased................            --              --               --             2,371
                                                            -----------------------------------------------------------------
BALANCE AT MARCH 31, 2004................................       (51,183)        184,580               --           257,749
Net income...............................................            --          33,269               --            33,269
Dividends paid on preferred stock........................            --             (70)              --               (70)
Conversion of 2,783,537 Class B shares to
   Class A shares........................................            --              --               --                --
Issuance of 14,679 Class A shares
   under product development agreement...................            --              --               --               237
Purchase of common stock for treasury....................        (2,468)             --               --            (2,468)
Stock options exercised - 180,629 shares of Class A
   and 56,899 shares of Class B..........................            --              --               --             4,118
Unrealized loss on marketable securities available
   for sale, net of related taxes of $68.................            --              --             (133)             (133)
                                                            -----------------------------------------------------------------
BALANCE AT MARCH 31, 2005................................        (53,651)       217,779             (133)          292,702
Net income...............................................            --          15,787               --            15,787
Dividends paid on preferred stock........................            --             (70)              --               (70)
Conversion of 736,778 Class B shares to Class A shares               --              --               --                --
Purchase of common stock for treasury....................          (253)             --               --              (253)
Stock options exercised - 188,713 shares of Class A
   and 10,238 shares of Class B..........................            --              --               --             1,187
Unrealized loss on marketable securities available
   for sale, net of related taxes of $40.................            --              --              (78)              (78)
                                                            -----------------------------------------------------------------
BALANCE AT MARCH 31, 2006................................      $(53,904)       $233,496            $(211)         $309,275
=============================================================================================================================

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                          K-V PHARMACEUTICAL COMPANY AND SUBSIDIARIES
                                            CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                   (Dollars in thousands)

                                                                                              YEARS ENDED MARCH 31,
                                                                                -----------------------------------------------
                                                                                     2006             2005             2004
                                                                                -------------     ------------      -----------
Operating Activities:
Net income.............................................................         $      15,787     $     33,269      $    45,848
Adjustments to reconcile net income to net cash provided by operating activities:
   Acquired in-process research and development........................                29,570               --               --
   Depreciation, amortization and other non-cash charges...............                18,002           13,904           12,663
   Deferred income tax provision.......................................                 6,707           13,582            8,691
   Deferred compensation...............................................                   965            1,355              209
   Litigation..........................................................                    --             (843)           1,825
Changes in operating assets and liabilities:
   Decrease (increase) in receivables, net.............................                 7,615            3,511           (8,487)
   Increase in inventories.............................................               (16,833)          (3,248)          (9,977)
   Decrease (increase) in prepaid and other assets.....................                 1,372           (3,520)          (6,294)
   Increase (decrease) in accounts payable and accrued.................
      liabilities......................................................                 1,424           (8,980)         (10,471)
                                                                                -------------     ------------      -----------
Net cash provided by operating activities..............................                64,609           49,030           34,007
                                                                                -------------     ------------      -----------
Investing Activities:
   Purchase of property and equipment..................................               (58,334)         (63,622)         (21,792)
   Purchase of marketable securities...................................               (61,187)         (10,565)            (278)
   Purchase of stock and intangible assets.............................               (11,300)              --           (4,000)
   Product acquisition.................................................               (25,643)              --          (14,300)
                                                                                -------------     ------------      -----------
Net cash used in investing activities..................................              (156,464)         (74,187)         (40,370)
                                                                                -------------     ------------      -----------
Financing Activities:
   Principal payments on long-term debt................................                  (892)          (8,179)          (8,237)
   Proceeds from borrowing of long-term debt...........................                32,764               --               --
   Dividends paid on preferred stock...................................                   (70)             (70)            (436)
   Proceeds from issuance of convertible notes.........................                    --               --          194,165
   Purchase of common stock for treasury...............................                  (253)          (2,468)         (51,155)
   Exercise of common stock options....................................                 1,187            4,118            2,371
                                                                                -------------     ------------      -----------
Net cash provided by (used in) financing activities...................                 32,736           (6,599)         136,708
                                                                                -------------     ------------      -----------
(Decrease) increase in cash and cash equivalents.......................               (59,119)         (31,756)         130,345
Cash and cash equivalents:
   Beginning of year...................................................               159,825          191,581           61,236
                                                                                -------------     ------------      -----------
   End of year.........................................................         $     100,706     $    159,825      $   191,581
                                                                                =============     ============      ===========
Non-cash investing and financing activities:
   Term loan to finance building purchase..............................         $          --     $         --      $     8,800
   Term loans refinanced...............................................                 9,859               --               --
   Issuance of common stock under product development
      agreement........................................................                    --              237              505

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

         MARKETABLE SECURITIES
         ---------------------

         The Company's marketable securities consist of mutual funds comprised of U.S. government investments and auction rate securities. The Company classifies its marketable securities as available-for-sale securities with net unrealized gains or losses recorded as a separate component of shareholders' equity, net of any related tax effect. Auction rate securities generally have long-term stated maturities of 20 to 30 years. However, these securities have certain economic characteristics of short-term investments due to a rate-setting mechanism and the ability to liquidate them through a Dutch auction process that occurs on pre-determined intervals of less than 90 days.

         INVENTORIES
         -----------

         Inventories consist of finished goods held for distribution, raw materials and work in process. Inventories are stated at the lower of cost or market, with the cost determined on the first-in, first-out (FIFO) basis. Reserves for obsolete, excess or slow moving inventory are established by management based on evaluation of inventory levels, forecasted demand and market conditions.

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

         Goodwill relates to the 1972 acquisition of the Company's specialty materials segment and is recorded net of accumulated amortization through March 31, 2002. In accordance with the Company's adoption of Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets," on April 1, 2002, amortization of goodwill was discontinued. Instead, goodwill is subject to at least an annual assessment of impairment on a fair value basis. If the Company determines through the assessment process that goodwill has been impaired, the Company will record the impairment charge in its results of operations. The Company's test for goodwill impairment in fiscal 2006 determined there was no goodwill impairment.

         OTHER ASSETS
         ------------

         Non-marketable equity investments for which the Company does not have the ability to exercise significant influence over operating and financial policies (generally less than 20% ownership) are accounted for using the cost method. Such investments are included in "Other assets" in the accompanying consolidated balance sheets and relate to the Company's $11,052 investment in the preferred stock of Strides Arcolab Limited (see Note 3).

         This investment is periodically reviewed for other-than-temporary declines in fair value. An other than temporary decline in fair value is identified by evaluating market conditions, the entity's ability to achieve forecast and regulatory submission guidelines, as well as the entity's overall financial condition.

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

         Concurrently with the recognition of revenue, the Company records estimated sales provisions for product returns, sales rebates, payment discounts, chargebacks and other sales allowances. Sales provisions are established based upon consideration of a variety of factors, including but not limited to, historical relationship to revenues, historical payment and return experience, estimated and actual customer inventory levels, customer rebate arrangements, and current contract sales terms with wholesale and indirect customers. The following briefly describes the nature of each provision and how such provisions are estimated.

         |X| Payment discounts are reductions to invoiced amounts offered to customers for payment within a specified period and are estimated utilizing historical customer payment experience.

         |X| Sales rebates are offered to certain customers to promote customer loyalty and encourage greater product sales. These rebate programs provide that, upon the attainment of pre-established volumes or the attainment of revenue milestones for a specified period, the customer receives credit against purchases. Other promotional programs are incentive programs periodically offered to customers. Due to the nature of these programs, the Company is able to estimate provisions for rebates and other promotional programs based on the specific terms in each agreement.

         |X| Consistent with common industry practices, the Company has agreed to terms with its customers to allow them to return product that is within a certain period of the expiration date. Upon recognition of revenue from product sales to customers, the Company provides for an estimate of product to be returned. This estimate is determined by applying a historical relationship of customer returns to amounts invoiced.

         |X| The Company markets and sells products directly to wholesalers, distributors, warehousing pharmacy chains, mail order pharmacies and other direct purchasing groups. The Company also markets products indirectly to independent pharmacies, non-warehousing chains, managed care organizations, and group purchasing organizations, collectively referred to as "indirect customers." The Company enters into agreements with some indirect customers to establish contract pricing for certain products. These indirect customers then independently select a wholesaler from which to purchase the products at these contracted prices. Alternatively, the Company may pre-authorize wholesalers to offer specified contract pricing to other indirect customers. Under either arrangement, the Company provides credit to the wholesaler for any difference between the contracted price with the indirect customer and the wholesaler's invoice price. This credit is called a chargeback. Provisions for estimated chargebacks are calculated primarily using historical chargeback experience, actual contract pricing and estimated and actual wholesaler inventory levels.

         |X| Generally, the Company provides credits to wholesale customers for decreases that are made to selling prices for the value of inventory that is owned by these customers at the date of the price reduction. These credits are customary in the industry and are intended to reduce a wholesale customer's inventory cost to better reflect current market prices. Since a reduction in the wholesaler's invoice price reduces the chargeback per unit, price reduction credits are typically included as part of the reserve for chargebacks because they act essentially as accelerated chargebacks. Although the Company contractually agreed to provide price adjustment credits to its major wholesale customers at the time they occur, the impact of any such price reductions not included in the reserve for chargebacks is immaterial to the amount of revenue recognized in any given period.

         Actual product returns, chargebacks and other sales allowances incurred are dependent upon future events and may be different than the Company's estimates. The Company continually monitors the factors that influence sales allowance estimates and makes adjustments to these provisions when management believes that actual product returns, chargebacks and other sales allowances may differ from established allowances.

         Accruals for sales provisions are presented in the Consolidated Financial Statements as reductions to net revenues and accounts receivable. Sales provisions totaled $154,368, $133,475 and $103,262 for the years ended March 31, 2006, 2005 and 2004, respectively. The reserve balances related to the sales provisions totaled $29,317 and $21,056 at March 31, 2006 and 2005, respectively, and are included in "Receivables, less allowance for doubtful accounts" in the accompanying consolidated balance sheets.

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

         The Company's three largest customers accounted for approximately 31%, 19% and 14%, and 23%, 18% and 16% of gross receivables at March 31, 2006 and 2005, respectively.

         For the year ended March 31, 2006, KV's three largest customers accounted for 27%, 16% and 13% of gross revenues. For the years ended March 31, 2005 and 2004, the Company's three largest customers accounted for gross revenues of 27%, 16% and 12% and 25%, 16% and 13%, respectively.

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

         ADVERTISING
         -----------

         Costs associated with advertising are expensed in the period in which the advertising is used and these costs are included in selling and administrative expense. Advertising expenses totaled $18,366, $10,885 and $7,264 for the years ended March 31, 2006,
         2005 and 2004, respectively. Advertising expense includes the cost of product samples given to physicians for marketing to their patients.

         LITIGATION
         ----------

         The Company is subject to litigation in the ordinary course of business and to certain other contingencies (see Note 12). Legal fees and other expenses related to litigation and contingencies are recorded as incurred. The Company, in consultation with its legal counsel, also assesses the need to record a liability for litigation and contingencies on a case-by-case basis. Accruals are recorded when the Company determines that a loss related to a matter is both probable and reasonably estimable.

         DEFERRED FINANCING COSTS
         ------------------------

         Deferred financing costs of $5,835 were incurred in connection with the issuance of the 2.5% Convertible Subordinated Notes due 2033. These costs are being amortized into interest expense on a straight-line basis over the five-year period that ends on the first date the debt can be put by the holders to the Company. Accumulated amortization totaled $3,307 and $2,143 at March 31, 2006 and 2005, respectively. Deferred financing costs, net of accumulated amortization, are included in "Other Assets" in the accompanying consolidated balance sheets.

         EARNINGS PER SHARE
         ------------------

         Basic earnings per share is calculated by dividing net income available to common shareholders for the period by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted average common shares and common share equivalents outstanding during the periods presented assuming the conversion of preferred shares and the

         Convertible Subordinated Notes and the exercise of all in-the-money stock options based on the treasury stock method. Common share equivalents have been excluded from the computation of diluted earnings per share where their inclusion would be anti-dilutive.

         In June 2004, the Company adopted the guidance in Emerging Issues Task Force (EITF) Issue No. 03-06, "Participating Securities and the Two-Class Method under FASB Statement No. 128." The pronouncement required the use of the two-class method in the calculation and disclosure of basic earnings per share and provided guidance on the allocation of earnings and losses for purposes of calculating basic earnings per share. Accordingly, all periods presented have been retroactively adjusted to give effect to such guidance. For purposes of calculating basic earnings per share, undistributed earnings are allocated to each class of common stock based on the contractual participation rights of each class of security. Holders of Class A common stock are entitled to receive dividends per share equal to 120% of the dividends per share paid on the Class B common stock.

         In December 2004, the Company adopted the guidance in EITF 04-08, "The Effect of Contingently Convertible Debt on Diluted Earnings per Share." The EITF consensus required that the impact of contingently convertible debt instruments be included in diluted earnings per share computations (if dilutive) regardless of whether the market price trigger (or other contingent feature) had been met. Additionally, the EITF stated that prior period earnings per share amounts presented for comparative purposes should be restated to conform to this consensus.

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

         STOCK-BASED COMPENSATION
         ------------------------

         The Company grants stock options for a fixed number of shares to employees with an exercise price greater than or equal to the fair value of the shares at the date of grant. As permissible under Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation," the Company elected to continue to account for stock option grants to employees in accordance with Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations. APB 25 requires that compensation cost related to fixed stock option plans be recognized only to the extent that the intrinsic value of the options at the grant date exceeds the exercise price. Accordingly, no compensation expense is recognized for stock option awards granted to employees with exercise prices at or above the market price at date of grant. The table that follows illustrates the effect on net income and earnings per share if the Company had determined stock-based compensation using the fair value method prescribed by SFAS 123. Certain revisions have been made to the expense amounts reported under the pro-forma disclosure provisions of SFAS 123 for fiscal 2005 and 2004. These revisions were not material and did not impact the consolidated financial statements. The table that follows reflects the Company's revised pro-forma results.

                                                                                 YEARS ENDED MARCH 31,
                                                                      ------------------------------------------
                                                                        2006            2005              2004
                                                                        ----            ----              ----

           Net income, as reported........................            $15,787          $33,269           $45,848
           Stock-based employee
             compensation expense,
             net of related tax effects...................             (2,433)          (2,463)           (1,726)
                                                                      -------          -------           -------
           Pro forma net income...........................            $13,354          $30,806           $44,122
                                                                      =======          =======           =======

           Earnings per share:
              Basic Class A common - as reported..........            $  0.33          $  0.71           $  0.98
              Basic Class A common - pro forma............               0.28             0.66              0.94
              Basic Class B common - as reported..........               0.28             0.59              0.82
              Basic Class B common - pro forma............               0.23             0.55              0.79
              Diluted - as reported.......................               0.31             0.63              0.84
              Diluted - pro forma.........................               0.26             0.59              0.81

         The weighted average fair value of the options has been estimated on the date of grant using the following weighted average assumptions for grants issued during the years ended March 31, 2006, 2005 and 2004, respectively: no dividend yield; expected volatility of 46%, 50% and 52% for Class A common stock; expected volatility of 44%, 47% and 50% for Class B common stock; risk-free interest rate of 4.21%, 3.65% and 3.00% per annum; and expected option terms ranging from 3 to 10 years for all three periods. Weighted averages are used because of varying assumed exercise dates.

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

         FAIR VALUE OF FINANCIAL INSTRUMENTS
         -----------------------------------

         The fair values of the Company's cash and cash equivalents, receivables, accounts payable and accrued liabilities approximate their carrying values due to the relatively short maturity of these items. Except for the Convertible Subordinated Notes discussed below, the carrying amount of all long-term financial obligations approximates their fair value because their terms are similar to those which can be obtained for similar financial instruments in the current marketplace.

         The Company's $11,052 investment in the preferred stock of Strides Arcolab Limited had a fair value of $11,251 at March 31, 2006 based on an annual independent valuation analysis. Based on quoted market rates, the Company's $200,000 principal amount of Convertible Subordinated Notes had a fair value of $214,860 and $217,620 at March 31, 2006 and 2005, respectively.

         DERIVATIVE FINANCIAL INSTRUMENTS
         --------------------------------

         The Company's derivative financial instruments consist of embedded derivatives related to the 2.5% Convertible Subordinated Notes due 2033. These embedded derivatives include certain conversion features and a contingent interest feature. Although the conversion features represent embedded derivative financial instruments, based on the de minimis value of these features at the time of issuance and at March 31, 2006, no value has been assigned to these embedded derivatives. The contingent interest feature provides unique tax treatment under the Internal Revenue Service's contingent debt regulations. In essence, interest accrues, for tax purposes, on the basis of the instrument's comparable yield (the yield at which the issuer would issue a fixed rate instrument with similar terms).

         NEW ACCOUNTING PRONOUNCEMENTS
         -----------------------------

         In November 2004, the FASB issued SFAS No. 151, "Inventory Costs, an Amendment to ARB No. 43, Chapter 4" which requires that abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) costs be recognized as current period charges. In addition, this statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company is currently determining the impact, if any, the adoption of this statement will have on its financial condition and results of operations.

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

         In April 2005, the Securities and Exchange Commission announced an amendment to Regulation S-X to amend the date for compliance with SFAS 123R. The amendment requires each registrant that is not a small business issuer to adopt SFAS 123R in the first fiscal year commencing after June 15, 2005. As a result, the Company adopted SFAS 123R beginning April 1, 2006 using the modified prospective method. Adoption of SFAS 123R will have a significant impact on the Company's consolidated financial statements, as it will be required to expense the fair value of employee stock option grants rather than disclose the pro forma impact on its consolidated net income within the footnotes to the Company's Consolidated Financial Statements.

         In March 2005, the SEC issued SEC Staff Accounting Bulletin No. 107 ("SAB 107") which describes the SEC staff position on the application of SFAS 123R. SAB 107 contains interpretive and certain transitional guidance relating to the interaction between SFAS 123R and certain SEC rules and regulations including the SEC's views regarding the valuation of share-based payment arrangements including assumptions related to expected volatility and expected term, first time adoption of SFAS 123R in an interim period, the modification of certain terms of employee share options prior to the adoption of SFAS 123R and disclosures within Management's Discussion and Analysis subsequent to the adoption of SFAS 123R. The Company is currently evaluating SAB 107 and its guidance and will be adopting it as part of the adoption of SFAS 123R beginning April 1, 2006.

         In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections" ("SFAS 154"), which replaces Accounting Principles Board ("APB") Opinion No. 20, "Accounting Changes" ("APB 20")
         and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements" ("SFAS 3"). SFAS 154 applies to all voluntary changes in accounting principle and changes the requirements for the accounting for and reporting of a change in accounting principle. SFAS 154 also requires retrospective application to prior period financial statements involving changes in accounting principle unless it is impracticable to determine either the period-specific or cumulative effect of the change. This statement also requires that a change in the method of depreciation, amortization or depletion of long-lived assets be accounted for as a change in accounting estimate that is accounted for prospectively. SFAS 154 also retains many provisions of APB 20 including those related to reporting a change in accounting estimate, a change in the reporting entity and a correction of an error and also carries forward provisions of SFAS 3 governing the reporting of accounting changes in interim financial statements. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company believes that the adoption of SFAS 154 will not have a material effect on its Consolidated Financial Statements.

3.       ACQUISITIONS AND LICENSE AGREEMENT
         ----------------------------------

         In May 2005, the Company and FemmePharma, Inc. ("FemmePharma") mutually agreed to terminate the license agreement between them entered into in April 2002. As part of this transaction, the Company acquired all of the common stock of FemmePharma for $25,000 after certain assets of the entity had been distributed to FemmePharma's other shareholders. Under a separate agreement, the Company had previously invested $5,000 in FemmePharma's convertible preferred stock. Included in the Company's acquisition of FemmePharma are the worldwide marketing rights to an endometriosis product that has successfully completed Phase II clinical trials. This product was originally part of the licensing arrangement with FemmePharma that provided the Company, among other things, marketing rights for the product principally in the United States. In accordance with the new agreement, the Company acquired worldwide licensing rights of the endometriosis product, no longer is responsible for milestone payments and royalties specified in the original licensing agreement, and secured exclusive worldwide rights for use of the FemmePharma technology for vaginal anti-infective products. For the year ended March 31, 2006, the Company recorded expense of $30,441 in connection with the FemmePharma acquisition that consisted of $29,570 for acquired in-process research and development and $871 in direct expenses related to the transaction. The acquired in-process research and development charge represented the estimated fair value of the endometriosis product being developed that, at the time of the acquisition, had no alternative future use and for which technological feasibility had not been established. The FemmePharma acquisition expense was determined by the Company to not be deductible for tax purposes. The Company also allocated $375 of the purchase price for a non-compete agreement and $300 of the purchase price for the royalty-free worldwide license to use FemmePharma's technology for vaginal anti-infective products acquired in the transaction.

         In May 2005, the Company entered into a long-term product development and marketing license agreement with Strides Arcolab Limited ("Strides"), an Indian generic pharmaceutical developer and manufacturer, for exclusive marketing rights in the United States and Canada for 10 new generic drugs. Under the agreement, Strides will be responsible for developing, submitting for regulatory approval and manufacturing the 10 products and the Company will be responsible for exclusively marketing the products in the territories covered by the agreement. Under a separate agreement, the Company invested $11,300 in Strides redeemable preferred stock. This investment is denominated in the Indian rupee and is subject to foreign currency transaction gains or losses resulting from exchange rate changes. As a result of a change in the exchange rate, the carrying value of this investment was $11,052 at March 31, 2006. This investment has been accounted for using the cost method and is included in "Other assets" in the accompanying consolidated balance sheet at March 31, 2006.

4.       MARKETABLE SECURITIES
         ---------------------

         The carrying amount of available-for-sale securities and their approximate fair values at March 31, 2006 and 2005 were as follows.

                                                                                   MARCH 31, 2006
                                                    ----------------------------------------------------------------------------
                                                                             GROSS                GROSS
                                                                          UNREALIZED            UNREALIZED              FAIR
                                                       COST                  GAINS                LOSSES                VALUE
                                                       ----                  -----                ------                -----
              Auction rate securities.........      $   70,000            $        -            $        -            $   70,000
              Equity securities...............          37,082                     -                  (319)               36,763
                                                    ----------            ----------            -----------           ----------
                  Total.......................      $  107,082            $        -            $     (319)           $  106,763
                                                    ==========            ==========            ===========           ==========


                                                                                   MARCH 31, 2005
                                                    ----------------------------------------------------------------------------
                                                                             GROSS                GROSS
                                                                          UNREALIZED            UNREALIZED              FAIR
                                                       COST                  GAINS                LOSSES                VALUE
                                                       ----                  -----                ------                -----
              Auction rate securities.........      $   10,000            $        -            $        -            $   10,000
              Equity securities...............          35,895                     -                   (201)              35,694
                                                    ----------            ----------            -----------           ----------
                  Total.......................      $   45,895            $        -            $      (201)          $   45,694
                                                    ==========            ==========            ===========           ==========


         The Company's marketable securities are classified as available-for-sale and are recorded at fair value based on quoted market prices using the specific identification method. These investments are classified as current assets as the Company has the ability to use them for current operating and investing purposes. There were no realized gains or losses for the years ended March 31, 2006, 2005 and 2004. At March 31, 2006, the Company has
         determined that its unrealized losses are temporary based on the de minimis amount of losses compared to cost and the duration of the losses being less than 24 months. The Company expects that all losses will be recovered, and intends to hold these marketable securities to recovery. If market conditions deteriorate, we may incur future impairments.

         Included in the Company's marketable securities at March 31, 2006 and 2005 are $70,000 and $10,000, respectively of auction rate securities. Auction rate securities are investments with an underlying component of long-term debt or an equity instrument. These auction rate securities trade or mature on a shorter term than the underlying instrument based on an auction bid that resets the interest rate of the security. The auction or reset dates occur at intervals that are typically less than three months providing high liquidity to otherwise longer term investments.

5.       INVENTORIES
         -----------

         Inventories as of March 31, consist of:

                                                                        2006                2005
                                                                        ----                ----

                  Finished goods.....................                $  28,977           $  30,521
                  Work-in-process....................                    7,969               5,773
                  Raw materials......................                   33,832              17,651
                                                                     ---------           ---------
                                                                     $  70,778           $  53,945
                                                                     =========           =========

6.       PROPERTY AND EQUIPMENT
         ----------------------

         Property and equipment as of March 31, consist of:

                                                                                  2006                  2005
                                                                                  ----                  ----
                  Land and improvements.................................      $    5,763            $    2,030
                  Building and building improvements....................         101,135                19,984
                  Machinery and equipment...............................          57,021                41,399
                  Office furniture and equipment........................          24,573                14,871
                  Leasehold improvements................................          21,044                 9,985
                  Construction-in-progress..............................          10,265                74,394
                                                                              ----------            ----------
                                                                                 219,801               162,663
                  Less accumulated depreciation.........................         (41,759)              (31,039)
                                                                              ----------            ----------
                     Net property and equipment.........................      $  178,042            $  131,624
                                                                              ==========            ==========

         Capital additions to property and equipment were $58,334, $63,622 and $30,592 for the years ended March 31, 2006, 2005 and 2004, respectively. Depreciation of property and equipment was $11,916, $7,775 and $6,718 for the years ended March 31, 2006, 2005 and 2004, respectively.

         Property and equipment projects classified as construction-in-progress at March 31, 2006 are projected to be completed during the next 12 months at an estimated cost of $5,301.

         During the years ended March 31, 2006, 2005 and 2004, the Company recorded capitalized interest on qualifying construction projects of $940, $1,511 and $577, respectively.

7.       INTANGIBLE ASSETS AND GOODWILL
         ------------------------------

         Intangible assets and goodwill as of March 31, consist of:

                                                                   2006                                        2005
                                                    ----------------------------------           --------------------------------
                                                      GROSS                                       GROSS
                                                     CARRYING             ACCUMULATED            CARRYING            ACCUMULATED
                                                      AMOUNT              AMORTIZATION            AMOUNT             AMORTIZATION
                                                      ------              ------------            ------             ------------

              Product rights - Micro-K(R).......    $   36,140             $ (12,708)            $  36,140            $(10,904)
              Product rights - PreCare(R).......         8,433                (2,811)                8,433              (2,389)
              Trademarks acquired:
                 Niferex(R).....................        14,834                (2,225)               14,834              (1,484)
                 Chromagen(R)/StrongStart(R)....        27,642                (4,147)               27,642              (2,764)
              License agreements................         4,400                  (300)                4,168                (120)
              Covenant not to compete...........           375                   (34)                   -                    -
              Trademarks and patents............         3,403                  (604)                2,814                (497)
                                                    ----------             ---------             ---------            --------
                  Total intangible assets.......        95,227               (22,829)               94,031             (18,158)
              Goodwill..........................           557                     -                   557                   -
                                                    ----------             ---------             ---------            --------
                                                    $   95,784             $ (22,829)            $  94,588            $(18,158)
                                                    ==========             =========             =========            ========

         As of March 31, 2006, the Company's intangible assets have a weighted average useful life of approximately 19 years.
         Amortization of intangible assets was $4,784, $4,653 and $4,459 for the years ended March 31, 2006, 2005 and 2004, respectively.

         Assuming no additions, disposals or adjustments are made to the carrying values and/or useful lives of the intangible assets, annual amortization expense on product rights, trademarks acquired and other intangible assets is estimated to be approximately $4,788 in each of the five succeeding fiscal years.

8.       OTHER ASSETS
         ------------

         Other assets as of March 31, consist of:

                                                                                 2006               2005
                                                                                 ----               ----

                  Cash surrender value of life insurance...............       $   3,416          $   2,822
                  Preferred stock investments..........................          11,052              5,000
                  Accrued dividends on preferred stock ................             509                  -
                  Deferred financing costs, net........................           2,879              3,852
                  Deposits.............................................           1,170              1,407
                                                                              ---------          ---------

                                                                              $  19,026          $  13,081
                                                                              =========          =========

9.       ACCRUED LIABILITIES
         -------------------

         Accrued liabilities as of March 31, consist of:

                                                                                 2006               2005
                                                                                 ----               ----

                  Salaries, wages, incentives and benefits.......             $  11,312          $  10,383
                  Income taxes - current.........................                   584                 --
                  Promotion expenses.............................                   344                131
                  Accrued interest payable.......................                 1,875              1,875
                  Other..........................................                 2,985              3,344
                                                                              ---------          ---------
                                                                              $  17,100          $  15,733
                                                                              =========          =========

10.      LONG-TERM DEBT
         --------------

         Long-term debt as of March 31, consists of:

                                                                                 2006               2005
                                                                                 ----               ----

                  Building mortgages.............................             $  43,000          $  10,740
                  Convertible notes..............................               200,000            200,000
                                                                              ---------          ---------
                                                                                243,000            210,740
                  Less current portion...........................                (1,681)              (973)
                                                                              ---------          ---------
                                                                              $ 241,319          $ 209,767
                                                                              =========          =========

         As of March 31, 2006, the Company has credit agreements with two banks that provide revolving lines of credit for borrowing up to $140,000. The credit agreements provide for $80,000 in revolving lines of credit along with supplemental credit lines of $60,000 that are available for financing acquisitions. These credit facilities expire in October 2006 and June 2006, respectively. The revolving and supplemental credit lines are unsecured and interest is charged at the lower of the prime rate or the one-month LIBOR rate plus 175 basis points. At March 31, 2006, the Company had $3,900 in an open letter of credit issued under the revolving credit line and no cash borrowings under either credit facility. The credit agreements contain financial covenants that impose minimum levels of earnings before interest, taxes, depreciation and amortization, a maximum funded debt ratio, a limit on capital expenditures and dividend payments, a minimum fixed charge coverage ratio and a maximum senior leverage ratio.

         In March 2006, the Company entered into a $43,000 mortgage loan agreement with one of its primary lenders, in part, to refinance $9,859 of existing mortgages. The $32,764 of net proceeds the Company received from the new mortgage loan will be used for working capital and general corporate purposes. The new mortgage loan, which is secured by three of the Company's buildings, bears interest at a rate of 5.91% and matures on April 1, 2021.

         On May 16, 2003, the Company issued $200,000 principal amount of Convertible Subordinated Notes (the "Notes") that are convertible, under certain circumstances, into shares of Class A common stock at an initial conversion price of $23.01 per share. The Notes, which are due May 16, 2033, bear interest that is payable on May 16 and November 16 of each year at a rate of 2.50% per annum. The Company also is obligated to pay contingent interest at a rate equal to 0.5% per annum during any six-month period from May 16 to November 15 and from November 16 to May 15, with the initial six-month period commencing May 16, 2006, if the average trading price of the Notes per $1,000 principal amount for the five trading day period ending on the third trading day immediately preceding the first day of the applicable six-month period equals $1,200 or more. As this contingent interest feature is based on the underlying trading price of the Notes, the contingent interest meets the criteria of and qualifies as an embedded derivative. At the time of issuance and at March 31, 2006, management determined that the fair value of this contingent interest embedded derivative was de minimis and, accordingly, no value has been assigned to this embedded derivative.

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

         The Notes are subordinate to all of our existing and future senior obligations. The net proceeds to the Company were approximately $194,200, after deducting underwriting discounts, commissions and offering expenses. The Notes are convertible, at the holders' option, into shares of the Company's Class A common stock prior to the maturity date under the following circumstances:

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

         The aggregate maturities of long-term debt as of March 31, 2006 are as follows:

                  Due in one year...............     $   1,681
                  Due in two years..............         1,940
                  Due in three years............         2,058
                  Due in four years.............         2,182
                  Due in five years.............         2,315
                  Thereafter....................       232,824
                                                     ---------
                                                     $ 243,000
                                                     =========

         The Company paid interest, net of capitalized interest, of $4,692 and $4,156 during the years ended March 31, 2006 and 2005, respectively. For the year ended March 31, 2004, the Company paid interest of $3,215.

11.      TAXABLE INDUSTRIAL REVENUE BONDS
         --------------------------------

         In December 2005, the Company entered into a financing arrangement with St. Louis County, Missouri related to expansion of its operations in St. Louis County. Up to $135,500 of industrial revenue bonds may be issued to the Company by St. Louis County relative to capital improvements made through December 31, 2009. This agreement provides that 50% of the real and personal property taxes on up to $135,500 of capital improvements will be abated for a period of 10 years subsequent to the property being placed in service. Industrial revenue bonds totaling $73,000 were outstanding at March 31, 2006. The industrial revenue bonds are issued by St. Louis County to the Company upon its payment of qualifying costs of capital improvements, which are then leased by the Company for a period ending December 1, 2019, unless earlier terminated. The Company has the option at any time to discontinue the arrangement and regain full title to the abated property. The industrial revenue bonds bear interest at 4.25% per annum and are payable as to principal and interest concurrently with payments due under the terms of the lease. The Company has classified the leased assets as property and equipment and has established a capital lease obligation equal to the outstanding principal balance of the industrial revenue bonds. Lease payments may be made by tendering an equivalent portion of the industrial revenue bonds. As the capital lease payments to St. Louis County may be satisfied by tendering industrial revenue bonds (which is the Company's intention), the capital lease obligation, industrial revenue bonds and related interest expense and interest income, respectively, have been offset for presentation purposes in the Consolidated Financial Statements.

12.      COMMITMENTS AND CONTINGENCIES
         -----------------------------

         LEASES

         The Company leases manufacturing, office and warehouse facilities, equipment and automobiles under operating leases expiring through fiscal 2013. Total rent expense for the years ended March 31, 2006, 2005 and 2004 was $3,819, $5,734 and $5,246, respectively.

         Future minimum lease commitments under non-cancelable leases are as follows:

                  2007..........................      $  1,186
                  2008..........................           430
                  2009..........................            72
                  2010..........................             5

         A purchase option on a building leased by the Company on March 31, 2006 was exercised by the Company in accordance with the lease agreement and is scheduled to be acquired for $4,900 in June 2006. The future minimum lease payments under this lease were only included above through the date of the scheduled purchase. Payments that would have been due under this lease were $535 per year through June 2011.

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

         The Company has licensed the exclusive rights to co-develop and market various generic equivalent products with other drug delivery companies. These collaboration agreements require the Company to make up-front and ongoing payments as development milestones are attained. If all milestones remaining under these agreements were reached, payments by the Company could total up to $42,138.

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

         The Company and ETHEX are named as defendants in a case brought by Solvay Pharmaceuticals, Inc. and styled Solvay Pharmaceuticals, Inc. v. ETHEX Corporation, filed in Federal District Court in Minnesota. In general, Solvay alleges that ETHEX's comparative promotion of its Pangestyme(TM) CN 10 and Pangestyme(TM) CN 20 products to Solvay's Creon(R) 10 and Creon(R) 20 products resulted in false advertising and misleading statements under various federal and state laws, and constituted unfair and deceptive trade practices. Discovery has concluded. The Case is expected to be tried in 2006, but no trial date has been set. The Company intends to vigorously defend its interests; however, it cannot give any assurance it will prevail.

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

         KV's product liability coverage for PPA claims expired for claims made after June 15, 2002. Although the Company renewed its product liability coverage for coverage after June 15, 2002, that policy excludes future PPA claims in accordance with the standard industry exclusion. Consequently, as of June 15, 2002, the Company will provide for legal defense costs and indemnity payments involving PPA claims on a going forward basis as incurred, including the Madison/Fulcher lawsuit that was filed after June 15, 2002. Moreover, the Company may not be able to obtain product liability insurance in the future for PPA claims with adequate coverage limits at commercially reasonable prices for subsequent periods. From time to time in the future, KV may be subject to further litigation resulting from products containing PPA that it formerly distributed. The Company intends to vigorously defend its interests; however, it cannot give any assurance it will prevail.

         After the Company filed ANDAs with the FDA seeking permission to market a generic version of the 25 mg, 50 mg, 100 mg, and 200 mg strengths of Toprol-XL(R) in extended release capsule form, AstraZeneca filed lawsuits against KV for patent infringement under the provisions of the Hatch-Waxman Act. In the Company's Paragraph IV certification, KV contended that its proposed generic versions do not infringe AstraZeneca's patents. Pursuant to the Hatch-Waxman Act, the filing date of the suit against the Company instituted an automatic stay of FDA approval of the Company's ANDA until the earlier of a judgment, or 30 months from the date of the suit. The Company filed motions for summary judgment with the Federal District Court in Missouri alleging, among other things, that AstraZeneca's patent is invalid and unenforceable. These motions have been granted. AstraZeneca has appealed. The Company intends to vigorously defend its interests; however, it cannot give any assurance it will prevail.

         The Company and/or ETHEX have been named as defendants in certain multi-defendant cases alleging that the defendants reported improper or fraudulent pharmaceutical pricing information, i.e., Average Wholesale Price, or AWP, and/or Wholesale Acquisition Cost, or WAC, information, which caused the governmental plaintiffs to incur excessive costs for pharmaceutical products under the Medicaid program. Cases of this type have been filed against the Company and/or ETHEX and other pharmaceutical manufacturer defendants by the State of Massachusetts, the State of Alabama, the State of Mississippi, New York City, and approximately 40 counties in New York State. The New York City case and all New York County cases have been transferred to the Federal District Court for the District of Massachusetts for coordinated or consolidated pretrial proceedings under the Average Wholesale Price Multidistrict Litigation (MDL No. 1456). One of the counties, Erie County, challenged the transfer and the Erie County Case has been remanded to state court. Each of these actions is in the early stages, with fact discovery at beginning phases in the Alabama, Massachusetts and Mississippi cases, but has not yet commenced in the New York City/Counties or the Erie County case. The Company intends to vigorously defend its interests in the actions described above; however, it cannot give any assurance it will prevail.

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

         The Company and ETHEX are named as defendants in a case brought by the Estate of Bertie Helen Dye and styled Hope Campbell and Charles Lee Dye, Co-administrators of the Estate of Bertie Helen Dye filed in Federal District court in Virginia. It is alleged that the Company and ETHEX caused Ms. Dye's death in connection with their manufacture and sale of Ethezyme 830, a topical wound debridement ointment. The claims are for negligence, breach of warranty, fraud and punitive damages. Discovery has begun and the trial is set for October 16, 2006. The Company intends to vigorously defend its interests; however; it cannot give any assurance it will prevail.

         The Company and ETHEX are named as co-defendants in a suit in the U.S. District Court for the Southern District of Florida filed by the personal representative of the estate of Joyce Hoyle and her children in connection with Ms. Hoyle's death in 2003, allegedly from oxycodone toxicity styled Thomas Hoyle v. Purdue Pharma et al. The suit alleges that between June 2001 and May 2003 Ms. Hoyle was prescribed and took three different opiate pain medications manufactured and sold by the defendants, including one product, oxycodone, that was manufactured by the Company and marketed by ETHEX, and that such medications were promoted without sufficient warnings about the side effect of addiction. The causes of action are strict liability for an inherently dangerous product, negligence, breach of express and implied warranty and breach of implied warranty of fitness for a particular purpose. The discovery process has not yet begun, and the court has set the trial to commence on July 16, 2007. The Company intends to vigorously defend its interests; however, it cannot give any assurance that it will prevail.

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

13.      EMPLOYMENT AGREEMENTS
         ---------------------

         The Company has employment agreements with certain officers and key employees which extend for one to five years. These agreements provide for base levels of compensation and, in certain instances, also provide for incentive bonuses and separation benefits. Also, the agreement with the Chief Executive Officer ("CEO") contains provisions for partial salary continuation under certain conditions, contingent upon noncompete restrictions and providing consulting services to the Company as specified in the agreement. In addition, the CEO is entitled to receive retirement compensation paid in the form of a single annuity equal to 30% of the CEO's final average compensation payable each year beginning at retirement and continuing for the longer of 10 years or the life of the CEO. In accordance with this agreement, the Company recognized retirement expense of $965, $1,355 and $209 for the years ended March 31, 2006, 2005 and 2004, respectively.

14.      GAIN FROM LEGAL SETTLEMENT
         --------------------------

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

15.      INCOME TAXES
         ------------

         The income tax provisions for the years ended March 31, 2006, 2005 and 2004 are based on estimated Federal and state taxable income using the applicable statutory rates. The current and deferred Federal and state income tax provisions for the years ended March 31, 2006, 2005 and 2004 are as follows:

                                                                             2006              2005             2004
                                                                             ----              ----             ----
                  PROVISION
                     Current
                        Federal...............................             $  15,034         $  2,982         $  14,184
                        State.................................                 1,382              195             1,275
                                                                           ---------         --------         ---------
                                                                              16,416            3,177            15,459
                                                                           ---------         --------         ---------
                     Deferred
                        Federal...............................                 6,320           12,473             7,792
                        State.................................                   387            1,109               899
                                                                           ---------         --------         ---------
                                                                               6,707           13,582             8,691
                                                                           ---------         --------         ---------
                                                                           $  23,123         $ 16,759         $  24,150
                                                                           =========         ========         =========

         The reasons for the differences between the provision for income taxes and the expected Federal income taxes at the statutory rate are as follows:

                                                                              2006             2005              2004
                                                                              ----             ----              ----

                  Expected income tax expense.................             $  13,618         $ 17,510         $  24,499
                  Purchased in-process research
                     and development..........................                10,654                -                 -
                  State income taxes, less
                     Federal income tax benefit...............                 1,150              847             1,413
                  Business credits............................                  (831)          (1,080)           (1,240)
                  Other ......................................                (1,468)            (518)             (522)
                                                                           ---------         --------         ---------
                                                                           $  23,123         $ 16,759         $  24,150
                                                                           =========         ========         =========

         As of March 31, 2006 and 2005, the tax effect of temporary differences between the tax basis of assets and liabilities and their financial reporting amounts are as follows:

                                                                2006                                   2005
                                                     --------------------------             --------------------------
                                                     CURRENT        NON-CURRENT             CURRENT        NON-CURRENT
                                                     -------        -----------             -------        -----------
         Fixed asset basis differences........       $     -         $  (8,701)             $     -         $  (6,658)
         Reserves for inventory and
            receivables.......................         7,547                 -                5,510                 -
         Vacation pay reserve.................           378                 -                  249                 -
         Deferred compensation................             -             1,973                    -             1,620
         Amortization.........................             -            (2,652)                   -            (2,121)
         Convertible notes interest...........             -           (15,699)                   -            (9,495)
         Other................................           109              (142)                  68                 -
                                                     -------         ---------              -------         ---------
            Net deferred tax asset (liability)       $ 8,034         $ (25,221)             $ 5,827         $ (16,654)
                                                     =======         =========              =======         =========

         The Company paid income taxes of $15,482, $8,769, and $22,201 during the years ended March 31, 2006, 2005 and 2004, respectively.

         Included in "Prepaid and other assets" at March 31, 2005 in the accompanying consolidated balance sheet was income tax refunds receivable of $2,518.

16.      EMPLOYEE BENEFITS
         -----------------

         STOCK OPTION PLAN AND AGREEMENTS

         On August 30, 2002, the Company's shareholders approved KV's 2001 Incentive Stock Option Plan (the "2001 Plan"), which allows for the issuance of up to 4,500,000 shares of common stock. Prior to the approval of the 2001 Plan, the Company operated under the 1991 Incentive Stock Option Plan, as amended, which still allows for the issuance of up to 1,125,000 shares of common stock. Under the Company's stock option plans, options to acquire shares of common stock have been made available for grant to certain employees. Each option granted has an exercise price of not less than 100% of the market value of the common stock on the date of grant. The contractual life of each option is generally 10 years. The exercisability of the grants varies according to the individual options granted. In addition to these plans, the Company has issued stock options periodically to executives with employment agreements and to non-employee directors. At March 31, 2006, options to purchase 34,875 shares of stock were outstanding pursuant to employment agreements and grants to non-employee directors.

         The following summary shows the transactions for the years ended March 31, 2006, 2005 and 2004 under option arrangements:

                                                       OPTIONS OUTSTANDING                        OPTIONS EXERCISABLE
                                                       -------------------                        -------------------
                                                                        AVERAGE                                    AVERAGE
                                                    NO. OF             PRICE PER            NO. OF                PRICE PER
                                                    SHARES               SHARE              SHARES                  SHARE
                                                    ------               -----              ------                  -----

         Balance, March 31, 2003...........       3,503,033             $ 8.81             1,790,839               $ 8.00
         Options granted...................         677,313              19.56                     -                 -
         Options becoming exercisable......               -               -                  541,924                12.17
         Options exercised.................        (966,036)              7.80              (966,036)                7.80
         Options canceled..................        (437,502)             11.72              (132,869)               10.37
                                                  ---------                                ---------
         Balance March 31, 2004............       2,776,808              11.33             1,233,858                 9.71
         Options granted...................         676,250              22.19                     -                 -
         Options becoming exercisable......               -               -                  431,164                14.42
         Options exercised.................        (220,743)              6.44              (220,743)                6.44
         Options canceled..................        (129,517)             16.30               (34,285)               13.35
                                                  ---------                                ---------
         Balance March 31, 2005............       3,102,798              13.84             1,409,994                11.58
         Options granted...................         964,706              18.80                     -                 -
         Options becoming exercisable......               -               -                  416,898                13.75
         Options exercised.................        (198,730)              5.28              (198,730)                5.28
         Options canceled..................        (349,618)             14.74              (143,513)               13.09
                                                  ---------                                ---------
         Balance March 31, 2006............       3,519,156             $15.55             1,484,649               $12.82
                                                  =========                                =========

         The weighted average fair value of options granted at market price on the date of grant was $6.25, $7.26, and $7.34 per share for the years ended March 31, 2006, 2005 and 2004, respectively. The weighted average fair value of options granted with an exercise price exceeding market price on the date of grant was $5.84 and $4.15 per share for the years ended March 31, 2005 and 2004, respectively. During the year ended March 31, 2006, there were no options granted with an exercise price exceeding market price on the date of grant.

         The following table summarizes information about stock options outstanding at March 31, 2006:

                                            OPTIONS OUTSTANDING                                   OPTIONS EXERCISABLE
                         ------------------------------------------------------------     -----------------------------------
       RANGE OF              NUMBER          WEIGHTED AVERAGE           WEIGHTED              NUMBER            WEIGHTED
       EXERCISE            OUTSTANDING             LIFE                  AVERAGE            EXERCISABLE          AVERAGE
        PRICES             AT 3/31/06            REMAINING           EXERCISE PRICE         AT 3/31/06       EXERCISE PRICE
        ------             ----------            ---------           --------------         ----------       --------------
   $ 0.82 -  $ 5.00          239,735              1 Year                 $ 3.26               236,518            $ 3.22
   $ 5.01 -  $ 9.00          514,174              3 Years                $ 7.09               289,307            $ 7.12
   $ 9.01 -  $14.00          617,764              4 Years                $11.61               364,576            $11.83
   $14.01 -  $20.00        1,204,963              8 Years                $17.18               351,319            $17.77
   $20.01 -  $27.50          942,520              8 Years                $23.63               242,929            $24.05

         PROFIT SHARING PLAN

         The Company has a qualified trustee profit sharing plan (the "Plan") covering substantially all non-union employees. The Company's annual contribution to the Plan, as determined by the Board of Directors, is discretionary and was $400, $300 and $400 for the years ended March 31, 2006, 2005 and 2004, respectively. The Plan includes features as described under Section 401(k) of the Internal Revenue Code.

         The Company's contributions to the 401(k) investment funds are 50% of the first 7% of the salary contributed by each participant. Contributions of $1,877, $1,547 and $1,286 were made to the 401(k) investment funds during the years ended March 31, 2006, 2005 and 2004, respectively.

         Contributions are also made to multi-employer defined benefit plans administered by labor unions for certain union employees. Amounts charged to pension expense and contributed to these plans were $180, $200 and $202 for the years ended March 31, 2006, 2005 and 2004, respectively.

         HEALTH AND MEDICAL INSURANCE PLAN

         The Company contributes to health and medical insurance programs for its non-union and union employees. For non-union employees, the Company self-insures the first $150,000 of each employee's covered medical claims. Included in accrued liabilities in the consolidated balance sheets as of March 31, 2006 and 2005 were $292 and $20 of accrued health insurance reserves, respectively, for claims incurred but not reported. In fiscal 2005, the Company established a Voluntary Employees' Beneficiary Association for its non-union employees to fund payments made by the Company for covered medical claims. As a result of funding this plan, the Company's liability for claims incurred but not reported was reduced by $850 and $680 at March 31, 2006 and 2005, respectively. For union employees, the Company participates in a fully funded insurance plan sponsored by the union. Total health and medical insurance expense for the two plans was $9,662, $9,431, and $7,331 for the years ended March 31, 2006, 2005 and 2004, respectively.

17.      RELATED PARTY TRANSACTIONS
         --------------------------

         The Company currently leases certain real property from an affiliated partnership of an officer and director of the Company. Lease payments made for this property for the years ended March 31, 2006, 2005 and 2004 totaled $284, $277, and $271, respectively.

18.      EQUITY TRANSACTIONS
         -------------------

         As of March 31, 2006 and 2005, the Company had 40,000 shares of 7% Cumulative Convertible Preferred Stock (par value $.01 per share) outstanding at a stated value of $25 per share. The preferred stock is non-voting with dividends payable quarterly. The preferred stock is redeemable by the Company at its stated value. Each share of preferred stock is convertible into Class A common stock at a conversion price of $2.96 per share. The preferred stock has a liquidation preference of $25 per share plus all accrued but unpaid dividends prior to any liquidation distributions to holders of Class A or Class B common stock. No dividends may be paid on Class A or Class B common stock unless all dividends on the Cumulative Convertible Preferred Stock have been declared and paid. There were no undeclared and unaccrued cumulative preferred dividends at March 31, 2006 and 2005. Also, under the terms of its credit agreement, the Company may not pay cash dividends in excess of 25% of the prior fiscal year's consolidated net income.

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

19.      EARNINGS PER SHARE
         ------------------

         The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

                                                                              2006             2005              2004
                                                                              ----             ----              ----
                  Undistributed earnings:
                     Net income .......................................    $  15,787         $ 33,269         $  45,848
                     Less - preferred stock dividends..................          (70)             (70)             (436)
                                                                           ---------         --------         ---------
                     Undistributed earnings - basic EPS................       15,717           33,199            45,412
                     Add - preferred stock dividends...................           70               70               436
                     Add - interest expense on convertible
                        notes, net of tax..............................            -            4,099             3,507
                                                                           ---------         --------         ---------
                     Net income - diluted EPS..........................    $  15,787         $ 37,368         $  49,355
                                                                           =========         ========         =========
                  Allocation of undistributed earnings:
                     Class A common stock..............................    $  12,089         $ 24,316         $  32,391
                     Class B common stock..............................        3,628            8,883            13,021
                                                                           ---------         --------         ---------
                        Total allocated earnings - basic EPS...........    $  15,717         $ 33,199         $  45,412
                                                                           =========         ========         =========
                  Weighted average shares outstanding - basic:
                     Class A common stock..............................       36,277           34,228            33,046
                     Class B common stock..............................       13,065           15,005            15,941
                                                                           ---------         --------         ---------
                        Total weighted average shares
                           outstanding - basic.........................       49,342           49,233            48,987
                                                                           ---------         --------         ---------
                  Effect of dilutive securities:
                     Employee stock options............................        1,049            1,205             1,760
                     Convertible preferred stock.......................          338              338               338
                     Convertible notes.................................            -            8,692             7,623
                                                                           ---------         --------         ---------
                        Dilutive potential common shares...............        1,387           10,235             9,721
                                                                           ---------         --------         ---------
                        Total weighted average shares
                           outstanding - diluted.......................       50,729           59,468            58,708
                                                                           =========         ========         =========
                  Basic earnings per share:
                     Class A common stock..............................    $    0.33         $   0.71         $    0.98
                     Class B common stock..............................         0.28             0.59              0.82
                  Diluted earnings per share(1) (2)....................         0.31             0.63              0.84
                                                                           =========         ========         =========

-----------------------

(1) Excluded from the computation of diluted earnings per share were outstanding stock options whose exercise prices were greater than the average market price of the common shares for the period reported. For the years ended March 31, 2006, 2005 and 2004, excluded from the computation were options to purchase 942, 713 and 207 of Class A and Class B common shares, respectively.

(2) For the year ended March 31, 2006, $200,000 principal amount of Convertible Subordinated Notes convertible into 8,692 shares of Class A common stock were excluded from the computation of diluted earnings per share because their effect would have been anti-dilutive.

20.      QUARTERLY FINANCIAL RESULTS (UNAUDITED)
         ---------------------------------------

                                                    1ST               2ND              3RD               4TH
                                                  QUARTER           QUARTER          QUARTER           QUARTER            YEAR
                                                  -------           -------          -------           -------            ----
YEAR ENDED MARCH 31, 2006
-------------------------
Net revenues...............................      $ 85,475           $96,321          $98,392           $87,430          $367,618
Gross profit...............................        59,273            62,277           64,651            57,523           243,724
Pretax income (loss).......................       (17,664)           17,316           20,923            18,335            38,910
Net income (loss)..........................       (21,944)           11,515           14,414            11,802            15,787
Basic earnings (loss) per share:
   Class A common stock....................         (0.45)             0.24             0.31              0.25              0.33
   Class B common stock....................         (0.45)             0.20             0.25              0.21              0.28
Diluted earnings (loss) per share..........         (0.45)             0.21             0.26              0.21              0.31

YEAR ENDED MARCH 31, 2005
-------------------------
Net revenues...............................      $ 66,087           $79,322          $86,857           $71,227          $303,493
Gross profit...............................        42,353            52,466           56,922            44,070           195,811
Pretax income (loss).......................        11,543            19,591           20,062            (1,168)           50,028
Net income (loss)..........................         7,561            12,676           13,552              (520)           33,269
Basic earnings (loss) per share:
   Class A common stock....................          0.16              0.27             0.29             (0.01)             0.71
   Class B common stock....................          0.14              0.23             0.24             (0.01)             0.59
Diluted earnings (loss) per share..........          0.14              0.23             0.25             (0.01)             0.63

21.      SEGMENT REPORTING
         -----------------

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

         The following represents information for the Company's reportable operating segments for fiscal 2006, 2005 and 2004.


                               FISCAL YEAR
                                  ENDED       BRANDED     SPECIALTY    SPECIALTY      ALL
                                MARCH 31,     PRODUCTS     GENERICS    MATERIALS     OTHER   ELIMINATIONS     CONSOLIDATED
                                ---------     --------     --------    ---------     -----   ------------     ------------
   ------------------------------------------------------------------------------------------------------------------------
   NET REVENUES
                                  2006        $145,435     $203,833     $16,988   $   1,362     $     -        $367,618
                                  2005          90,085      193,402      18,345       1,661           -         303,493
                                  2004          82,868      182,825      16,550       1,698           -         283,941
   -----------------------------------------------------------------------------------------------------------------------
   SEGMENT PROFIT (LOSS)
                                  2006          58,648      100,806       1,082    (121,626)          -          38,910
                                  2005          24,307      104,469       3,043     (81,521)          -          50,028
                                  2004          31,661      102,533       1,365     (65,561)          -          69,998
   -----------------------------------------------------------------------------------------------------------------------
   IDENTIFIABLE ASSETS
                                  2006          23,891       63,431       7,353     524,496      (1,158)        618,013
                                  2005          25,015       67,209       8,001     459,250      (1,158)        558,317
                                  2004          24,585       70,966       8,343     425,702      (1,158)        528,438
   -----------------------------------------------------------------------------------------------------------------------
   PROPERTY AND EQUIPMENT ADDITIONS
                                  2006             540        1,097         269      56,428           -          58,334
                                  2005           2,463            -         318      60,841           -          63,622
                                  2004             420        1,685          71      28,416           -          30,592
   -----------------------------------------------------------------------------------------------------------------------
   DEPRECIATION AND AMORTIZATION
                                  2006             587          317         173      16,925           -          18,002
                                  2005             217          235         140      13,312           -          13,904
                                  2004             332          123         141      12,067           -          12,663
   -----------------------------------------------------------------------------------------------------------------------

         Consolidated revenues are principally derived from customers in North America and substantially all property and equipment is located in St. Louis, Missouri.

22.      SUBSEQUENT EVENT
         ----------------

         On June 9, 2006, the Company replaced its $140,000 credit line by entering into a new credit agreement with ten banks that provides for a revolving line of credit for borrowing up to $320,000. The new credit agreement also includes a provision for increasing the revolving commitment, at the lenders' sole discretion, by up to an additional $50,000. The new credit facility is unsecured unless the Company, under certain specified circumstances, utilizes the facility to redeem part or all of its outstanding Convertible Subordinated Notes. Interest is charged under the facility at the lower of the prime rate or one-month LIBOR plus 62.5 to 150 basis points depending on the ratio of senior debt to EBITDA. The new credit agreement contains financial covenants that impose limits on dividend payments, require minimum equity, a maximum senior leverage ratio and minimum fixed charge coverage ratio. The new credit facility has a five-year term expiring in June 2011.

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

         Management performed an assessment of the effectiveness of the Company's internal control over financial reporting as of March 31, 2006. Management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework. As a result of this assessment and based on the criteria set forth in the COSO framework, management has concluded that, as of March 31, 2006, the Company's internal control over financial reporting was effective.

         Management's assessment of the effectiveness of the Company's internal control over financial reporting as of March 31, 2006 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report appearing herein.

         CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

         There have been no changes in the Company's internal control over financial reporting, during the fiscal quarter ended March 31, 2006, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

           Report of Independent Registered Public Accounting Firm
           -------------------------------------------------------

The Board of Directors and Shareholders
K-V Pharmaceutical Company:

We have audited management's assessment, included in the accompanying Management's Report on Internal Control over Financial Reporting, that K-V Pharmaceutical Company maintained effective internal control over financial reporting as of March 31, 2006, based on the criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

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

In our opinion, management's assessment that K-V Pharmaceutical Company maintained effective internal control over financial reporting as of March 31, 2006, is fairly stated, in all material respects, based on the criteria established in Internal Control--Integrated Framework issued by COSO. Also, in our opinion, K-V Pharmaceutical Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2006, based on criteria established in Internal Control--Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of K-V Pharmaceutical Company and subsidiaries as of March 31, 2006 and 2005, and the related consolidated statements of income, comprehensive income, shareholders' equity, and cash flows for the years then ended, and our report dated June 14, 2006 expressed an unqualified opinion on those consolidated financial statements.

/S/ KPMG LLP
St. Louis, Missouri
June 14, 2006

ITEM 9B. OTHER INFORMATION
         -----------------

ETHEX Corporation and Patricia McCullough entered into an Employment and Confidential Information Agreement dated as of January 30, 2006. Under the terms of the agreement, Ms. McCullough will serve as ETHEX's Chief Executive Officer. Ms. McCullough will receive a base annual salary of $285,000 and relocation and fringe benefits normally provided to other employees in comparable positions, subject to normal compensation review. Ms. McCullough will be eligible for an incentive bonus and will be granted options to purchase 50,000 shares of KV Class A common stock. The term of the agreement is through April 1, 2007, subject to successive automatic renewals of one year unless earlier terminated. Either party may terminate the agreement upon 120 days advance written notice to the other, provided ETHEX may terminate the agreement at any time for what it believes to be cause. For the 36 month period following termination of the agreement, Ms. McCullough will be subject to certain non-competition and non-solicitation covenants. Ms. McCullough also agrees to maintain the confidentiality of all confidential information of ETHEX and its affiliates.

Effective February 20, 2006, the Company and Michael Anderson entered into an amendment to Mr. Anderson's Employment and Confidential Information Agreement. Under the amendment, Mr. Anderson's title is changed to Corporate Vice President, Industry Presence and Development, and his base salary is changed to $332,000. The term of the agreement is extended until March 31, 2011, subject to successive automatic renewals of one year unless earlier terminated. The amendment also permits Mr. Anderson to terminate the agreement upon six months notice due to health problems confirmed by a physician.

Ther-Rx Corporation and Jerald J. Wenker entered into an Employment and Confidential Information Agreement dated as of April 8, 2004. Under the terms of the agreement, Mr. Wenker will serve as Ther-Rx's President. Mr. Wenker will receive a base annual salary of $350,000 and relocation and fringe benefits normally provided to other employees in comparable positions, subject to normal compensation review. Mr. Wenker will be eligible for an incentive bonus and will be granted options to purchase shares of KV Class A common stock. The term of the agreement is through March 31, 2005, subject to successive automatic renewals of one year unless earlier terminated. Mr. Wenker may terminate the agreement upon 120 days advance written notice to the Ther-Rx. Ther-Rx may terminate the agreement upon 30 days advance written notice to the Mr. Wenker, provided Ther-Rx may terminate the agreement at any time for what it believes to be cause. For the 36 month period following termination of the agreement, Mr. Wenker will be subject to certain non-competition and non-solicitation covenants. Mr. Wenker also agrees to maintain the confidentiality of all confidential information of Ther-Rx and its affiliates.

On June 9, 2006, the Company replaced its $140 million credit line by entering into a credit agreement with LaSalle Bank National Association, Citibank, F.S.B and the other lenders thereto. This new credit agreement with ten banks provides the Company with a revolving line of credit for borrowing up to $320 million. The new credit agreement also includes a provision for increasing the revolving commitment, at the lenders' sole discretion, by up to an additional $50 million. The credit facility is unsecured unless the Company, under certain specified circumstances, utilizes the facility to redeem part or all of its outstanding Convertible Subordinated Notes. Interest is charged under the facility at the lower of the prime rate or one-month LIBOR plus 62.5 to 150 basis points depending on the ratio of the Company's senior debt to EBITDA. The new credit agreement contains financial covenants that impose limits on dividend payments, require minimum equity, a maximum senior leverage ratio and minimum fixed charge coverage ratio. The new credit facility has a five-year term expiring in June 2011.

                                  PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
         --------------------------------------------------

         The information contained under the caption "INFORMATION CONCERNING NOMINEES AND DIRECTORS CONTINUING IN OFFICE" in the Company's definitive proxy statement to be filed pursuant to Regulation 14(a) for its 2006 Annual Meeting of Shareholders, which involves the election of directors, is incorporated herein by this reference. Also see Item 4(a) of Part I hereof.

ITEM 11. EXECUTIVE COMPENSATION
         ----------------------

         The information contained under the captions "EXECUTIVE
         COMPENSATION" and "INFORMATION AS TO STOCK OPTIONS" in the Company's definitive proxy statement to be filed pursuant to Regulation 14(a) for its 2006 Annual Meeting of Shareholders is incorporated herein by this reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
         --------------------------------------------------------------

         The information contained under the captions "SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS" and "SECURITY OWNERSHIP OF MANAGEMENT" in the Company's definitive proxy statement to be filed pursuant to Regulation 14(a) for its 2006 Annual Meeting of Shareholders is incorporated herein by this reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
         ----------------------------------------------

         The information contained under the caption "TRANSACTIONS WITH DIRECTORS AND EXECUTIVE OFFICERS" in the Company's definitive proxy statement to be filed pursuant to Regulation 14(a) for its 2006 Annual Meeting of Shareholders is incorporated herein by this reference.
                                     96

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
         --------------------------------------

         The information contained under the caption "FEES PAID TO INDEPENDENT REGISTERED PUBLIC ACCOUNTANTS" in the Company's definitive proxy statement to be filed pursuant to Regulation 14(a) for its 2006 Annual Meeting of Shareholders is incorporated herein by this reference.

                                   PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
         ---------------------------------------

(a)      1. Financial Statements:                                           Page

         The following consolidated financial statements of the Company are included in Part II, Item 8:

         Report of Independent Registered Public Accounting Firm..........    62

         Report of Independent Registered Public Accounting Firm..........    63

         Consolidated Balance Sheets as of March 31, 2006 and 2005........    64

         Consolidated Statements of Income for the Years Ended March 31,
         2006, 2005 and 2004..............................................    65

         Consolidated Statements of Comprehensive Income for the Years
         Ended March 31, 2006, 2005 and 2004..............................    66

         Consolidated Statements of Shareholders' Equity for the Years
         Ended March 31, 2006, 2005 and 2004..............................    67

         Consolidated Statements of Cash Flows for the Years Ended
         March 31, 2006, 2005 and 2004....................................    68

         Notes to Financial Statements.................................... 69-93

         Controls and Procedures..........................................    93

         Evaluation of Disclosure Controls and Procedures.................    93

         Management's Report on Internal Control over Financial
         Reporting........................................................ 93-94

         Changes in Internal Control over Financial Reporting.............    94

         Report of Independent Registered Public Accounting Firm..........    95

         2. Financial Statement Schedules:

         Report of Independent Registered Public Accounting Firm regarding
         Financial Statement Schedule.....................................   100

         Schedule II - Valuation and Qualifying Accounts..................   101

(b) Exhibits. See Exhibit Index on pages 104 through 108 of this Report. Management contracts and compensatory plans are designated on the
         Exhibit Index.

(c)      Financial Statement Schedules.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


Stockholders and Board of Directors
K-V Pharmaceutical Company


The audit referred to in our report dated June 4, 2004, relating to the consolidated financial statements of K-V Pharmaceutical Company, which are included in Item 8 of this Form 10-K, included the audit of the accompanying financial statement schedule for the year ended March 31, 2004. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based upon our audit. In our opinion, the 2004 financial statement schedule presents fairly, in all material respects, the information set forth therein.

                                                      /s/ BDO SEIDMAN, LLP


Chicago, Illinois
June 4, 2004

                                                   SCHEDULE II
                                       VALUATION AND QUALIFYING ACCOUNTS

                                                                   ADDITIONS
                                                BALANCE AT        CHARGED TO         AMOUNTS           BALANCE
                                                 BEGINNING         COSTS AND       CHARGED TO          AT END
                                                  OF YEAR          EXPENSES         RESERVES           OF YEAR
                                                  -------          --------         --------           -------
                                                                     (in thousands)
Year Ended March 31, 2004:
Allowance for doubtful accounts............     $     422          $     (20)       $       -          $    402
Reserves for sales allowances..............        29,658            103,262          112,272            20,648
Inventory obsolescence.....................         1,003              2,442            2,443             1,002
                                                ---------          ---------        ---------          --------
                                                $  31,083          $ 105,684        $ 114,715          $ 22,052
                                                =========          =========        =========          ========

Year Ended March 31, 2005:
Allowance for doubtful accounts............     $     402          $     235        $     176          $    461
Reserves for sales allowances..............        20,648            133,475          133,067            21,056
Inventory obsolescence.....................         1,002              3,182            2,891             1,293
                                                ---------          ---------        ---------          --------
                                                $  22,052          $ 136,892        $ 136,134          $ 22,810
                                                =========          =========        =========          ========

Year Ended March 31, 2006:
Allowance for doubtful accounts............     $     461          $     (49)       $      15          $    397
Reserves for sales allowances..............        21,056            154,368          146,107            29,317
Inventory obsolescence.....................         1,293              4,215            3,808             1,700
                                                ---------          ---------        ---------          --------
                                                $  22,810          $ 158,534        $ 149,930          $ 31,414
                                                =========          =========        =========          ========

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

                                        K-V PHARMACEUTICAL COMPANY


Date:      June 14, 2006                By /s/  Marc S. Hermelin
       -----------------                  ------------------------------------
                                           Vice Chairman of the Board and
                                           Chief Executive Officer
                                          (Principal Executive Officer)


Date:      June 14, 2006                By /s/  Gerald R. Mitchell
       -----------------                  ------------------------------------
                                          Vice President and Chief Financial
                                            Officer
                                          (Principal Financial Officer)


Date:      June 14, 2006                By  /s/ Richard H. Chibnall
       -----------------                   -----------------------------------
                                           Vice President, Finance
                                           (Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on the dates indicated by the following persons on behalf of the Company and in their capacities as members of the Board of Directors of the Company:

Date:      June 14, 2006                By  /s/  Marc S. Hermelin
       -----------------                   -----------------------------------
                                           Marc S. Hermelin


Date:      June 14, 2006                By  /s/  Victor M. Hermelin
       -----------------                   -----------------------------------
                                           Victor M. Hermelin


Date:      June 14, 2006                By  /s/  Norman D. Schellenger
       -----------------                   -----------------------------------
                                           Norman D. Schellenger


Date:      June 14, 2006                By  /s/  Gerald R. Mitchell
       -----------------                   -----------------------------------
                                           Gerald R. Mitchell


Date:      June 14, 2006                By  /s/  Kevin S. Carlie
       -----------------                   -----------------------------------
                                           Kevin S. Carlie


Date:      June 14, 2006                By  /s/  David A. Van Vliet
       -----------------                   -----------------------------------
                                           David A. Van Vliet


Date:      June 14, 2006                By  /s/  Jean M. Bellin
       -----------------                   -----------------------------------
                                           Jean M. Bellin

Date:      June 14, 2006                By  /s/  Terry B. Hatfield
       -----------------                   -----------------------------------
                                           Terry B. Hatfield


Date:      June 14, 2006                By  /s/  David S. Hermelin
       -----------------                   -----------------------------------
                                           David S. Hermelin

                                EXHIBIT INDEX

Exhibit No.                             Description
-----------                             -----------

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

      3(o) Amendment to Bylaws of the Company, effective June 28, 2004, which increased the size of the board of directors from seven to ten, filed herewith.

      3(p) Amendment to Bylaws of the Company, effective September 9, 2004, which decreased the size of the board of directors from ten to nine, filed herewith.

     4(a) Certificate of Designation of Rights and Preferences of 7% Cumulative Convertible preferred stock of the Company, effective June 9, 1987, and related Certificate of Correction, dated June 17, 1987, which was filed as
                  Exhibit 4(f) to the Company's Annual Report on Form 10-K for the year ended March 31, 1987, is incorporated herein by this reference.

     4(b) Indenture dated as of May 16, 2003, by and between the Company and Deutsche Bank Trust Company Americas, filed on May 21, 2003, as Exhibit 4.1 to the Company's Current Report on Form 8-K, is incorporated herein by this reference.

     4(c) Registration Rights Agreement dated as of May 16, 2003, by and between the Company and Deutsche Bank Securities, Inc., as representative of the several Purchasers, filed on May 21, 2003 as Exhibit 4.2 to the Company's Current Report on Form 8-K, is incorporated herein by this reference.

     4(d) Amended and Restated Loan Agreement, dated December 31, 2004 between the Company and its subsidiaries, LaSalle National Bank Association and Citibank, F.S.B., filed on January 18, 2005, as Exhibit 10.2 to the Company's Current Report on Form 8-K, is incorporated herein by this reference.

     4(e) Promissory Note, dated March 23, 2006 between MECW, LLC and LaSalle National Bank Association, filed on March 29, 2006, as exhibit 99 to the Company's Current Report on Form 8-K, is incorporated herein by this reference.

     4(f) Second Amendment to Amended and Restated Loan Agreement, dated March 20, 2006 between the Company and its subsidiaries, LaSalle National Bank Association and Citibank, F.S.B., filed herewith.

     4(g) Credit Agreement, dated as of June 9, 2006, among the Company and its subsidiaries, LaSalle Bank National Association, Citibank, F.S.B. and the other lenders thereto, filed herewith.

     10(a)* Restated and Amended Employment Agreement between the Company and Gerald R. Mitchell, Vice President, Finance, dated as of March 31, 1994, is incorporated herein by this reference.

     10(b)* Employment Agreement between the Company and Raymond F. Chiostri, Corporate Vice-President and President-Pharmaceutical Division, which was filed as
                  Exhibit 10(l) to the Company's Annual Report on Form 10-K for the year ended March 31, 1992, is incorporated herein by this reference.

     10(c) Lease of the Company's facility at 2503 South Hanley Road, St. Louis, Missouri, and amendment thereto, between the Company as Lessee and Marc S. Hermelin as Lessor, which was filed as Exhibit 10(n) to the Company's Annual Report on Form 10-K for the year ended March 31, 1983, is incorporated herein by this reference.

     10(d) Amendment to the Lease for the facility located at 2503 South Hanley Road, St. Louis, Missouri, between the Company as Lessee and Marc S. Hermelin as Lessor, which was filed as Exhibit 10(p) to the Company's Annual Report on Form 10-K for the year ended March 31, 1992, is incorporated herein by this reference.

     10(e)* KV Pharmaceutical Company Fourth Restated Profit Sharing Plan and Trust Agreement dated September 18, 1990, which was filed as Exhibit 4.1 to the Company's Registration Statement on Form S-8 No. 33-36400, is incorporated herein by this reference.

     10(f)* First Amendment to the KV Pharmaceutical Company Fourth Restated Profit Sharing Plan and Trust dated September 18, 1990, is incorporated herein by this reference.

     10(g)* Fourth Amendment to and Restatement, dated as of January 2, 1997, of the KV Pharmaceutical Company 1991 Incentive Stock Option Plan, which was filed as Exhibit 10(y) to the Company's Annual Report on Form 10-K for the year ended March 31, 1997, is incorporated herein by this reference.

     10(h)* Agreement between the Company and Marc S. Hermelin, Vice Chairman, dated December 16, 1996, with supplemental letter attached, which was filed as Exhibit 10(z) to the Company's Annual Report on Form 10-K for the year ended March 31, 1997, is incorporated herein by this reference.

     10(i) Amendment to Lease dated February 17, 1997, for the facility located at 2503 South Hanley Road, St. Louis, Missouri, between the Company as Lessee and Marc S. Hermelin as Lessor, which was filed as Exhibit 10(aa) to the Company's Annual Report on Form 10-K for the year ended March 31, 1997, is incorporated herein by this reference.

     10(j)* Amendment, dated as of October 30, 1998, to Employment Agreement between the Company and Marc S. Hermelin, which was filed as Exhibit 10(ee) to the Company's Annual Report on Form 10-K for the year ended March 31, 1999, is incorporated herein by this reference.

     10(k) Exclusive License Agreement, dated as of April 1, 1999 between Victor M. Hermelin as licenser and the Company as licensee, which was filed as Exhibit 10(ff) to the Company's Annual Report on Form 10-K for the year ended March 31, 1999 is incorporated herein by this reference.

     10(l)* Amendment, dated December 2, 1999, to Employment Agreement between the Company and Marc S. Hermelin, Vice-Chairman, which was filed as Exhibit 10(ii) to the Company's Annual Report on Form 10-K for the year ended March 31, 2000, is incorporated by this reference.

     10(n)* Consulting Agreement, dated as of May 1, 1999, between the Company and Victor M. Hermelin, Chairman, which was filed as Exhibit 10(kk) to the Company's Annual Report on Form 10-K for the year ended March 31, 2000, is incorporated by this reference.

     10(o)* Stock Option Agreement dated as of April 9, 2001, granting a stock option to Kevin S. Carlie, which was filed as
                  Exhibit 10(ii) to the Company's Annual Report on Form 10-K for the year ended March 31, 2002, is incorporated herein by this reference.

     10(p)* Stock Option Agreement dated as of July 26, 2002, granting a stock option to Marc S. Hermelin, which was filed as
                  Exhibit 10(rr) to the Company's Annual Report on Form 10-K for the year ended March 31, 2003, is incorporated herein by this reference.

     10(q) License Agreement by and between the Company and FemmePharma, Inc., dated as of April 18, 2002, which was filed as Exhibit 10(tt) to the Company's Annual Report on Form 10-K for the year ended March 31, 2003, is incorporated herein by this reference.

     10(r) Stock Purchase Agreement by and between the Company and FemmePharma, Inc., dated as of April 18, 2002, which was filed as Exhibit 10(uu) to the Company's Annual Report on Form 10-K for the year ended March 31, 2003, is incorporated herein by this reference.

     10(s) Product Acquisition Agreement by and between the Company and Schwarz Pharma dated as of March 31, 2003, which was filed as Exhibit 10(vv) to the Company's Annual Report on Form 10-K for the year ended March 31, 2003, is incorporated herein by this reference.

     10(t) Product Acquisition Agreement by and between the Company and Altana Inc. dated as of March 31, 2003, which was filed as Exhibit 10(ww) to the Company's Annual Report on Form 10-K for the year ended March 31, 2003, is incorporated herein by this reference.

     10(u) Stock Option Agreement dated as of May 30, 2003, granting a stock option to Marc S. Hermelin, which was filed as
                  Exhibit 10(yy) to the Company's Annual Report on Form 10-K for the year ended March 31, 2004, is incorporated herein by this reference.

     10(v)* Amendment, dated November 5, 2004, to Employment Agreement between the Company and Marc S. Hermelin, Vice-Chairman, which was filed as Exhibit 10(a) to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, is incorporated herein by this reference.

     10(w)        Agreement and Plan of Merger by and among K-V
                  Pharmaceutical Company, Kestrel-Falcon Acquisition Corporation, FP1096, Inc., and FemmePharma Holding Company, Inc., dated as of May 4, 2005, which was filed as
                  Exhibit 10(ww) to the Company's Annual Report on Form 10-K for the year ended March 31, 2005, is incorporated herein by this reference.

     10(x)* K-V Pharmaceutical 2001 Incentive Stock Option Plan, which was filed as Exibit 10.1 to the Company's Current report on Form 8-K filed November 22, 2005, is incorporated by this reference.

     10(y)* Form of 2001 Incentive Stock Option Plan Award Agreement for Employees, which was filed as Exhibit 10.2 to the Company's Current Report on Form 8-K filed November 22, 2005, is incorporated by this reference.

     10(z)* Form of 2001 Incentive Stock Option Plan Award Agreement for Directors, which was filed as Exhibit 10.3 to the Company's Current Report on Form 8-K filed November 22, 2005, is incorporated by this reference.

     10(aa)* Employment Agreement between ETHEX and Patricia McCullough, Chief Executive Officer of ETHEX, dated January 30, 2006, filed herewith.

     10(bb)* Employment Agreement between the Company and Michael S. Anderson, Corporate Vice President, Industry Presence and Development, dated May 23, 1994, and amendments thereto, filed herewith.

     10(cc)* Employment Agreement between Ther-Rx and Jerald J. Wenker, President of Ther-Rx, dated April 8, 2004, filed herewith.

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