Form 10-Q
period 2006-06-30
KV PHARMACEUTICAL CO /DE/
filed 2006-08-08
CIK 57055

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                  FORM 10-Q

           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2006

                        COMMISSION FILE NUMBER 1-9601
                                              --------

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

LARGE ACCELERATED FILER [ ] ACCELERATED FILER [ X ] NON-ACCELERATED FILER [ ]

INDICATE BY CHECK MARK WHETHER THE REGISTRANT IS A SHELL COMPANY (AS DEFINED IN RULE 12b-2 OF THE ACT).

YES [ ] NO [X]

               TITLE OF CLASS OF                       NUMBER OF SHARES
                  COMMON STOCK                  OUTSTANDING AS OF JULY 31, 2006
                  ------------                  -------------------------------

CLASS A COMMON STOCK, PAR VALUE $.01 PER SHARE            37,032,769
CLASS B COMMON STOCK, PAR VALUE $.01 PER SHARE            12,497,121

PART I. - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                                K-V PHARMACEUTICAL COMPANY AND SUBSIDIARIES
                                     CONSOLIDATED STATEMENTS OF INCOME
                             (Unaudited; in thousands, except per share data)

                                                                               THREE MONTHS ENDED,
                                                                                     JUNE 30,
                                                                       -----------------------------------
                                                                           2006                  2005
                                                                       -------------         -------------

Net revenues...................................................        $      98,383         $      85,475
Cost of sales..................................................               33,821                26,202
                                                                       -------------         -------------
Gross profit...................................................               64,562                59,273
                                                                       -------------         -------------

Operating expenses:
    Research and development...................................                7,890                 7,632
    Purchased in-process research and development
     and transaction costs.....................................                    -                30,441
    Selling and administrative.................................               39,283                37,360
    Amortization of intangible assets..........................                1,197                 1,180
                                                                       -------------         -------------
Total operating expenses.......................................               48,370                76,613
                                                                       -------------         -------------

Operating income (loss)........................................               16,192               (17,340)
                                                                       -------------         -------------

Other expense (income):
    Interest expense...........................................                2,236                 1,377
    Interest and other income..................................               (2,058)               (1,053)
                                                                       -------------         -------------
Total other expense, net.......................................                  178                   324
                                                                       -------------         -------------

Income (loss) before income taxes..............................               16,014               (17,664)
Provision for income taxes.....................................                6,136                 4,280
                                                                       -------------         -------------

Net income (loss)..............................................        $       9,878         $     (21,944)
                                                                       =============         =============

Earnings (loss) per common share:
    Basic Class A common.......................................              $  0.21               $ (0.45)
    Basic Class B common.......................................                 0.17                 (0.45)

    Diluted....................................................              $  0.18               $ (0.45)
                                                                             =======               =======


SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                    K-V PHARMACEUTICAL COMPANY AND SUBSIDIARIES
                                          CONSOLIDATED BALANCE SHEETS
                                        (In thousands, except share data)

                                                                                             JUNE 30,      MARCH 31,
                                                                                               2006          2006
                                                                                               ----          ----
                                                                                            (unaudited)

                                            ASSETS
                                            ------
CURRENT ASSETS:
Cash and cash equivalents............................................................    $    58,216     $   100,706
Marketable securities................................................................        152,111         106,763
Receivables, less allowance for doubtful accounts of $396 and $397
 at June 30, 2006 and March 31, 2006, respectively...................................         51,574          54,746
Inventories, net.....................................................................         75,058          70,778
Prepaid and other assets.............................................................          6,264           6,963
Deferred tax asset...................................................................          7,463           8,034
                                                                                         -----------     -----------
  Total Current Assets...............................................................        350,686         347,990
Property and equipment, less accumulated depreciation................................        189,380         178,042
Intangible assets and goodwill, net..................................................         72,010          72,955
Other assets.........................................................................         18,967          19,026
                                                                                         -----------     -----------
TOTAL ASSETS.........................................................................    $   631,043     $   618,013
                                                                                         ===========     ===========

                                         LIABILITIES
                                         -----------
CURRENT LIABILITIES:
Accounts payable.....................................................................    $    17,877     $    17,975
Accrued liabilities..................................................................         17,614          17,100
Current maturities of long-term debt.................................................          1,820           1,681
                                                                                         -----------     -----------
  Total Current Liabilities..........................................................         37,311          36,756
Long-term debt.......................................................................        240,888         241,319
Other long-term liabilities..........................................................          5,630           5,442
Deferred tax liability...............................................................         27,216          25,221
                                                                                         -----------     -----------
TOTAL LIABILITIES....................................................................        311,045         308,738
                                                                                         -----------     -----------

COMMITMENTS AND CONTINGENCIES
                                     SHAREHOLDERS' EQUITY
                                     --------------------

7% cumulative convertible Preferred Stock, $.01 par value; $25.00 stated and liquidation value; 840,000 shares authorized; issued and outstanding --
 40,000 shares at June 30, 2006 and March 31, 2006 (convertible into Class A
 shares at a ratio of 8.4375 to one).................................................              -               -
Class A and Class B Common Stock, $.01 par value;150,000,000 and
 75,000,000 shares authorized, respectively;
   Class A - issued 40,128,215 and 39,984,919 at June 30, 2006
    and March 31, 2006, respectively.................................................            401             400
   Class B - issued 12,618,473 and 12,695,561 at June 30, 2006 and March 31, 2006,
    respectively (convertible into Class A shares on a one-for-one basis)............            126             127
Additional paid-in capital...........................................................        130,293         129,367
Retained earnings....................................................................        243,356         233,496
Accumulated other comprehensive loss.................................................           (243)           (211)
Less: Treasury stock, 3,125,590 shares of Class A and 92,902 shares of Class B
 Common Stock at June 30, 2006, respectively, and 3,123,975 shares of Class A and
 92,902 shares of Class B Common Stock at March 31, 2006, respectively, at cost......        (53,935)        (53,904)
                                                                                         -----------     -----------
TOTAL SHAREHOLDERS' EQUITY...........................................................        319,998         309,275
                                                                                         -----------     -----------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY...........................................    $   631,043     $   618,013
                                                                                         ===========     ===========

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  K-V PHARMACEUTICAL COMPANY AND SUBSIDIARIES
                                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                          (Unaudited; in thousands)

                                                                                       THREE MONTHS ENDED
                                                                                            JUNE 30,
                                                                                -------------------------------
                                                                                     2006              2005
                                                                                -------------      ------------
OPERATING ACTIVITIES:
Net income (loss)......................................................         $       9,878      $    (21,944)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
   Acquired in-process research and development........................                     -            29,570
   Depreciation, amortization and other non-cash charges...............                 5,368             3,891
   Deferred income tax provision.......................................                 2,582               727
   Deferred compensation...............................................                   188               340
   Stock-based compensation............................................                   494                 -
Changes in operating assets and liabilities:
   Decrease (increase) in receivables, net.............................                 3,172              (211)
   Increase in inventories, net........................................                (4,280)           (5,821)
   Decrease in prepaid and other assets................................                   197             4,777
   Increase (decrease) in accounts payable and accrued
      liabilities......................................................                   416            (4,869)
                                                                                -------------      ------------
Net cash provided by operating activities..............................                18,015             6,460
                                                                                -------------      ------------

INVESTING ACTIVITIES:
   Purchase of property and equipment, net.............................               (15,200)          (22,392)
   Purchase of marketable securities...................................               (45,396)          (10,235)
   Purchase of preferred stock.........................................                     -           (11,300)
   Product acquisition.................................................                     -           (25,219)
                                                                                -------------      ------------
Net cash used in investing activities..................................               (60,596)          (69,146)
                                                                                -------------      ------------

FINANCING ACTIVITIES:
   Principal payments on long-term debt................................                  (292)             (243)
   Dividends paid on preferred stock...................................                   (18)              (18)
   Purchase of common stock for treasury...............................                   (31)              (33)
   Proceeds from exercise of common stock options......................                   432                99
                                                                                -------------      ------------
Net cash provided by (used in) financing activities....................                    91              (195)
                                                                                -------------      ------------
Decrease in cash and cash equivalents..................................               (42,490)          (62,881)
Cash and cash equivalents:
   Beginning of year...................................................               100,706           159,825
                                                                                -------------      ------------
   End of period.......................................................         $      58,216      $     96,944
                                                                                =============      ============

SUPPLEMENTAL INFORMATION:
   Interest paid, net of capitalized interest..........................         $       2,929      $      2,194
   Income taxes paid...................................................                   129                 -


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

The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. However, in the opinion of management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations and cash flows for the three-month period ended June 30, 2006 are not necessarily indicative of the results of operations and cash flows that may be expected for the fiscal year ending March 31, 2007. The interim consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2006. The balance sheet information as of March 31, 2006 has been derived from the Company's audited consolidated balance sheet as of that date.

2. ACQUISITION AND LICENSE AGREEMENTS

In May 2005, the Company and FemmePharma, Inc. ("FemmePharma") mutually agreed to terminate the license agreement between them entered into in April 2002. As part of this transaction, the Company acquired all of the common stock of FemmePharma for $25,000 after certain assets of the entity had been distributed to FemmePharma's other shareholders. Under a separate agreement, the Company had previously invested $5,000 in FemmePharma's convertible preferred stock. Included in the Company's acquisition of FemmePharma are the worldwide marketing rights to an endometriosis product that has successfully completed Phase II clinical trials. This product was originally part of the licensing arrangement with FemmePharma that provided the Company, among other things, marketing rights for the product principally in the United States. In accordance with the new agreement, the Company acquired worldwide licensing rights of the endometriosis product, no longer is responsible for milestone payments and royalties specified in the original licensing agreement, and secured exclusive worldwide rights for use of the FemmePharma technology for vaginal anti-infective products. For the three months ended June 30, 2005, the Company recorded expense of $30,441 in connection with the FemmePharma acquisition that consisted of $29,570 for acquired in-process research and development and $871 in direct expenses related to the transaction. The acquired in-process research and development charge represented the estimated fair value of the endometriosis product being developed that, at the time of the acquisition, had no alternative future use and for which technological feasibility had not been established. The FemmePharma acquisition expense was determined by the Company to not be deductible for tax purposes. The Company also allocated $375 of the purchase price for a non-compete agreement and $300 of the purchase price for the royalty-free worldwide license to use FemmePharma's technology for vaginal anti-infective products acquired in the transaction.

In May 2005, the Company entered into a long-term product development and marketing license agreement with Strides Arcolab Limited ("Strides"), an Indian generic pharmaceutical developer and manufacturer, for exclusive marketing rights in the United States and Canada for 10 new generic drugs. Under the agreement, Strides will be responsible for developing, submitting for regulatory approval and manufacturing the 10 products and the Company will be responsible for exclusively marketing the products in the territories covered by the agreement. Under a separate agreement, the Company invested $11,300 in Strides redeemable preferred stock. This investment is denominated in the Indian rupee and is subject to foreign currency transaction gains or losses resulting from exchange rate changes. As a result of changes in the exchange rate, the carrying value of this investment was $10,717 at June 30, 2006. This investment has been accounted for using the cost method and is included in "Other assets" in the accompanying consolidated balance sheet at June 30, 2006.

3. EARNINGS PER SHARE

     The following table sets forth the computation of basic and diluted earnings (loss) per share:

                                                                    THREE MONTHS ENDED
                                                                          JUNE 30,
                                                                --------------------------
                                                                   2006            2005
                                                                   ----            ----
Undistributed earnings (loss):
  Net income (loss)........................................     $    9,878      $  (21,944)
  Less - preferred stock dividends.........................            (18)            (18)
                                                                ----------      ----------
  Undistributed earnings (loss) - basic EPS................          9,860         (21,962)
  Add - preferred stock dividends..........................             18               -
  Add - interest expense on convertible
   notes, net of tax.......................................            951               -
                                                                ----------      ----------
  Net income (loss) - diluted EPS..........................     $   10,829      $  (21,962)
                                                                ==========      ==========
Allocation of undistributed earnings (loss) - basic EPS:
  Class A common stock.....................................     $    7,684      $  (16,013)
  Class B common stock.....................................          2,176          (5,949)
                                                                ----------      ----------
    Total allocated earnings (loss) - basic EPS............     $    9,860      $  (21,962)
                                                                ==========      ==========
Weighted average shares outstanding - basic:
  Class A common stock.....................................         36,944          35,961
  Class B common stock.....................................         12,551          13,359
                                                                ----------      ----------
    Total weighted average shares
     outstanding - basic...................................         49,495          49,320
                                                                ----------      ----------
Effect of dilutive securities:
  Employee stock options...................................            951               -
  Convertible preferred stock..............................            338               -
  Convertible notes........................................          8,692               -
                                                                ----------      ----------
    Dilutive potential common shares.......................          9,981               -
                                                                ----------      ----------
    Total weighted average shares
     outstanding - diluted.................................         59,476          49,320
                                                                ==========      ==========
Basic earnings (loss) per share:
  Class A common stock.....................................     $     0.21      $    (0.45)
  Class B common stock.....................................           0.17           (0.45)
Diluted earnings (loss) per share(1) (2)...................     $     0.18      $    (0.45)
                                                                ==========      ==========

(1) For the three months ended June 30, 2006, excluded from the computation of diluted earnings per share were options to purchase 919 Class A and Class B common shares with exercise prices greater than the average market price of the common shares for the period reported.

(2) For the three months ended June 30, 2005, there were stock options to purchase 3,227 shares of Class A and Class B common stock, preferred shares convertible into 338 shares of Class A common stock and $200,000 Convertible Subordinated Notes convertible into 8,692 shares of Class A common stock that were excluded from the computation of diluted loss per share because their effect would have been anti-dilutive.

4. STOCK-BASED COMPENSATION

Effective April 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), "Share-Based Payment ("SFAS 123R"), which requires the measurement and recognition of compensation expense for all share-based compensation awards made to employees and directors based on estimated fair values, using the modified prospective method. SFAS 123R eliminates previously available alternatives to account for share-based compensation transactions, formerly utilized by the Company, using the recognition and measurement principles of Accounting Principles Board Opinion No. 25 ("APB 25") and related interpretations. Under the intrinsic value method of APB 25, no stock-based employee compensation expense had been recognized for employee options in the Company's Consolidated Statements of Income, as all employee options granted under the Company's stock option plans had an exercise price equal to or greater than the market value of the underlying common stock on the date of grant. In accordance with the modified prospective method, the consolidated financial statements for prior periods have not been restated to reflect, and do not include, the share-based compensation impact of SFAS 123R.


On August 30, 2002, the Company's shareholders approved KV's 2001 Incentive Stock Option Plan (the "2001 Plan"), which allows for the issuance of up to 4,500 shares of common stock. Under the Company's stock option plan, options to acquire shares of common stock have been made available for grant to certain employees. Each option granted has an exercise price of not less than 100% of the market value of the common stock on the date of grant. The contractual life of each option is generally 10 years and the options vest at the rate of 10% per year from the date of grant. At June 30, 2006, options to purchase 7 shares of stock were outstanding pursuant to an employment agreement with Alan G. Johnson (Mr. Johnson was a director and executive officer of the Company until his death in February 2006) that expires 12 months after his death.

The Company estimates the fair value of stock options granted using the Black-Scholes option pricing model (the "Option Model"). The Option Model requires the use of subjective and complex assumptions, including the option's expected term and the estimated future price volatility of the underlying stock, which determine the fair value of the share-based awards. The Company's estimate of expected term in fiscal 2007 was determined based on the weighted average period of time that options granted are expected to be outstanding considering current vesting schedules and the historical exercise patterns of existing option plans. The expected volatility assumption used in the Option Model is based on historical volatility over a period commensurate with the expected term of the related options. The risk-free interest rate used in the Option Model is based on the yield of U.S. Treasuries with a maturity closest to the expected term of the Company's stock options. The Company's stock option agreements prohibit the sale of shares acquired on exercise for a two-year period from the date of exercise. The Company has accounted for the impact of this post vesting restriction on the value of the option by applying a 12% discount factor to the current market price of the underlying shares used as an input factor in the Black-Scholes formula.


The following weighted average assumptions were used for stock options granted during the three months ended June 30, 2006 and 2005:

                                                     THREE MONTHS ENDED
                                                          JUNE 30,
                                                   ----------------------
                                                   2006            2005
                                                   ----            ----

     Dividend yield.............................     None            None
     Expected volatility........................      38%             46%
     Risk-free interest rate....................    4.99%           3.87%
     Expected term..............................  5 years         5 years
     Weighted average fair value per share
       at grant date............................ $   5.70        $   5.67

In accordance with the provisions of SFAS 123R, share-based compensation expense recognized during a period is based on the value of the portion of share-based awards that are expected to vest with employees. Accordingly, the recognition of share-based compensation expense beginning April 1, 2006 has been reduced for estimated future forfeitures. SFAS 123R requires forfeitures to be estimated at the time of grant with adjustments recorded in subsequent period compensation expense if actual forfeitures differ from those estimates. Prior to fiscal 2007, the Company accounted for forfeitures as they occurred for the disclosure of pro forma information presented in the Notes to Consolidated Financial Statements for prior periods. Share-based compensation expense recognized under SFAS 123R includes share-based awards granted subsequent to March 31, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R, as well as share-based awards granted prior to, but not yet vested, as of March 31, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123.

As a result of adopting SFAS 123R on April 1, 2006, the Company's operating income, income before income taxes and net income for the three months ended June 30, 2006 were each reduced by $494, or $0.01 per diluted share for stock-based compensation related to the Company's employee stock option plan. There was no share-based employee compensation related expense recognized in the three months ended June 30, 2005 and no stock option cost was capitalized as part of inventory for the three months ended June 30, 2006 and 2005.

A summary of the changes in the Company's stock option plans during the three months ended June 30, 2006 is presented below (in thousands, except per share amounts):

                                                                                       WEIGHTED
                                                                   WEIGHTED             AVERAGE
                                                                    AVERAGE            REMAINING     AGGREGATE
                                                                   EXERCISE           CONTRACTUAL    INTRINSIC
                                                  SHARES             PRICE               TERM          VALUE
                                                  ------           --------           -----------    ---------

Balance, March 31, 2006....................        3,519           $  15.55
Options granted............................          229              18.66
Options exercised..........................          (60)              7.52
Options canceled...........................         (134)             12.45
                                                   -----
Balance, June 30, 2006.....................        3,554              15.95               6.6         $ 9,619
                                                   =====

Vested and expected to vest at
 June 30, 2006.............................        3,004           $  15.71               6.5         $ 8,862

Options exercisable at June 30, 2006.......        1,628           $  14.26               5.5         $ 7,209


As of June 30, 2006, the Company had $7,435 of total unrecognized compensation expense, net of estimated forfeitures, related to stock option grants, which will be recognized over the remaining weighted average period of 3.1 years.

Prior to April 1, 2006, the Company determined stock-based compensation expense using the intrinsic value method of APB 25 and provided the disclosures required by SFAS 123, as amended by SFAS 148. The following table provides the pro forma effects on net (loss) and (loss) per share for the three months ended June 30, 2005 as if the fair value recognition provisions of SFAS 123 had been applied to options granted under the Company's stock option plans:

                                                             THREE MONTHS ENDED
                                                                  JUNE 30,
                                                             ------------------
                                                               2006       2005


     Net income (loss), as reported.................         $9,878    $(21,944)
     Add: Stock-based employee compensation
       expense included in reported net income......            494           -

     Deduct: Total stock-based compensation expense
       determined under fair value based method for
       all awards...................................           (494)       (444)
                                                             ------    --------

     Pro forma net income (loss)....................         $9,878    $(22,388)
                                                             ======    ========

     Earnings (loss) per share:
        Basic Class A common - as reported..........         $ 0.21    $  (0.45)
        Basic Class A common - pro forma............           0.21       (0.45)

        Basic Class B common - as reported..........         $ 0.17    $  (0.45)
        Basic Class B common - pro forma............           0.17       (0.45)

        Diluted - as reported.......................         $ 0.18    $  (0.45)
        Diluted - pro forma.........................           0.18       (0.45)

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

Accruals for sales provisions are presented in the consolidated financial statements as reductions to net revenues and accounts receivable. Sales provisions totaled $36,006 and $37,061 for the three months ended June 30, 2006 and 2005, respectively. The reserve balances related to the sales provisions totaled $26,779 and $29,317 at June 30, 2006 and March 31, 2006, respectively, and are deducted from "Receivables, less allowance for doubtful accounts" in the accompanying Consolidated Balance Sheets.

6. INVENTORIES

     Inventories consist of the following:

                                          JUNE 30, 2006       MARCH 31, 2006
                                          -------------       --------------

        Finished goods..............       $   30,978           $  28,977
        Work-in-process.............            9,731               7,969
        Raw materials...............           34,349              33,832
                                           ----------           ---------
                                           $   75,058           $  70,778
                                           ==========           =========

Management establishes reserves for potentially obsolete or slow-moving inventory based on an evaluation of inventory levels, forecasted demand, and market conditions.

7. INTANGIBLE ASSETS AND GOODWILL

     Intangible assets and goodwill consist of the following:

                                                        JUNE 30, 2006                     MARCH 31, 2006
                                                 ---------------------------        ---------------------------
                                                   GROSS                             GROSS
                                                  CARRYING       ACCUMULATED        CARRYING       ACCUMULATED
                                                   AMOUNT       AMORTIZATION         AMOUNT        AMORTIZATION
                                                   ------       ------------         ------        ------------

Product rights - Micro-K(R)..................    $  36,140       $ (13,160)         $  36,140       $ (12,708)
Product rights - PreCare(R)..................        8,433          (2,916)             8,433          (2,811)
Trademarks acquired:
  Niferex(R).................................       14,834          (2,410)            14,834          (2,225)
  Chromagen(R)/StrongStart(R)................       27,642          (4,492)            27,642          (4,147)
License agreements...........................        4,400            (345)             4,400            (300)
Covenant not to compete......................          375             (44)               375             (34)
Trademarks and patents.......................        3,655            (659)             3,403            (604)
                                                 ---------        --------          ---------       ---------
  Total intangible assets....................       95,479         (24,026)            95,227         (22,829)
Goodwill.....................................          557               -                557               -
                                                 ---------        --------          ---------       ---------
                                                 $  96,036        $(24,026)         $  95,784       $ (22,829)
                                                 =========        ========          =========       =========


As of June 30, 2006, the Company's intangible assets have a weighted average useful life of approximately 19 years. Amortization expense for intangible assets was $1,197 and $1,180 for the three months ended June 30, 2006 and 2005, respectively.

Assuming no additions, disposals or adjustments are made to the carrying values and/or useful lives of the intangible assets, annual amortization expense on product rights, trademarks acquired and other intangible assets is estimated to be approximately $3,591 for the remainder of fiscal 2007 and approximately $4,788 in each of the four succeeding fiscal years.

8. REVOLVING CREDIT AGREEMENT

On June 9, 2006, the Company replaced its $140,000 credit line by entering into a new credit agreement with ten banks that provides for a revolving line of credit for borrowing up to $320,000. The new credit agreement also includes a provision for increasing the revolving commitment, at the lenders' sole discretion, by up to an additional $50,000. The new credit facility is unsecured unless the Company, under certain specified circumstances, utilizes the facility to redeem part or all of its outstanding Convertible Subordinated Notes. Interest is charged under the facility at the lower of the prime rate or LIBOR plus 62.5 to 150 basis points depending on the ratio of senior debt to EBITDA. The new credit agreement contains financial covenants that impose limits on dividend payments, require minimum equity, a maximum senior leverage ratio and minimum fixed charge coverage ratio. The new credit facility has a five-year term expiring in June 2011. As of June 30, 2006, there were no borrowings outstanding under the new credit facility.

9. LONG-TERM DEBT

     Long-term debt consists of the following:

                                            JUNE 30, 2006      MARCH 31, 2006
                                            -------------      --------------

        Building mortgages................   $    42,708         $   43,000
        Convertible notes.................       200,000            200,000
                                             -----------         ----------
                                                 242,708            243,000
        Less current portion..............        (1,820)            (1,681)
                                             -----------         ----------
                                             $   240,888         $  241,319
                                             ===========         ==========

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

On May 16, 2003, the Company issued $200,000 of Convertible Subordinated Notes (the "Notes") that are convertible, under certain circumstances, into shares of Class A common stock at an initial conversion price of $23.01 per share. The Notes, which are due May 16, 2033, bear interest that is payable on May 16 and November 16 of each year at a rate of 2.50% per annum. The Company also is obligated to pay contingent interest at a rate equal to 0.5% per annum during any six-month period from May 16 to November 15 and from November 16 to May 15, with the initial six-month period commencing May 16, 2006, if the average trading price of the Notes per $1,000 principal amount for the five trading day period ending on the third trading day immediately preceding the first day of the applicable six-month period equals $1,200 or more. As of May 15, 2006, the average trading price of the Notes had not reached the price that would result in the payment of contingent interest.

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

The Notes are convertible, at the holders' option, into shares of the Company's Class A common stock prior to the maturity date under the following circumstances:

          o during any quarter commencing after June 30, 2003, if the closing sale price of the Company's Class A common stock over a specified number of trading days during the previous quarter is more than 120% of the conversion price of the Notes on the last trading day of the previous quarter. The Notes are initially convertible at a conversion price of $23.01 per share, which is equal to a conversion rate of approximately 43.4594 shares per $1,000 principal amount of Notes;
          o    if the Company has called the Notes for redemption;
          o during the five trading day period immediately following any nine consecutive trading day period in which the trading price of the Notes per $1,000 principal amount for each day of such period was less than 95% of the product of the closing sale price of our Class A common stock on that day multiplied by the number of shares of our Class A common stock issuable upon conversion of $1,000 principal amount of the Notes; or
          o    upon the occurrence of specified corporate transactions.

The Company has reserved 8,692 shares of Class A Common Stock for issuance in the event the Notes are converted into the Company's common shares.

Certain conversion features of the Notes and the contingent interest feature meet the criteria of and qualify as embedded derivatives. Although these features represent embedded derivative financial instruments, based on the de minimis value of them at the time of issuance and at June 30, 2006, no value has been assigned to these embedded derivatives.

The Notes, which are unsecured, do not contain any restrictions on the payment of dividends, the incurrence of additional indebtedness or the repurchase of the Company's securities, and do not contain any financial covenants.

10. TAXABLE INDUSTRIAL REVENUE BONDS

In December 2005, the Company entered into a financing arrangement with St. Louis County, Missouri related to expansion of its operations in St. Louis County. Up to $135,500 of industrial revenue bonds may be issued to the Company by St. Louis County relative to capital improvements made through December 31, 2009. This agreement provides that 50% of the real and personal property taxes on up to $135,500 of capital improvements will be abated for a period of 10 years subsequent to the property being placed in service. Industrial revenue bonds totaling $73,000 were outstanding at June 30, 2006. The industrial revenue bonds are issued by St. Louis County to the Company upon its payment of qualifying costs of capital improvements, which are then leased by the Company for a period ending December 1, 2019, unless earlier terminated. The Company has the option at any time to discontinue the arrangement and regain full title to the abated property. The industrial revenue bonds bear interest at 4.25% per annum and are payable as to principal and interest concurrently with payments due under the terms of the lease. The Company has classified the leased assets as property and equipment and has established a capital lease obligation equal to the outstanding principal balance of the industrial revenue bonds. Lease payments may be made by tendering an equivalent portion of the industrial revenue bonds. As the capital lease payments to St. Louis County may be satisfied by tendering industrial revenue bonds (which is the Company's intention), the capital lease obligation, industrial revenue bonds and related interest expense and interest income, respectively, have been offset for presentation purposes in the Consolidated Financial Statements.

11. COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) includes all changes in equity during a period except those that resulted from investments by or distributions to the Company's shareholders. Other comprehensive income refers to revenues, expenses, gains and losses that, under generally accepted accounting principles, are included in comprehensive income, but excluded from net income (loss) as these amounts are recorded directly as an adjustment to shareholders' equity. For the Company, comprehensive income (loss) is comprised of net income (loss) and the net changes in unrealized gains and losses on available for sale marketable securities, net of applicable income taxes. Total comprehensive income (loss) totaled $9,846 and $(21,944) for the three months ended June 30, 2006 and 2005, respectively.

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

The following represents information for the Company's reportable operating segments for the three months ended June 30, 2006 and 2005.

                                THREE MONTHS
                                   ENDED         BRANDED     SPECIALTY      SPECIALTY      ALL
                                  JUNE 30,       PRODUCTS     GENERICS      MATERIALS     OTHER    ELIMINATIONS    CONSOLIDATED
                                  --------       --------     --------      ---------     -----    ------------    ------------

   Net revenues                     2006         $ 44,108    $ 48,789       $  4,882    $    604    $      -         $ 98,383
                                    2005           32,241      47,752          4,853         629           -           85,475

   Segment profit (loss)            2006           19,587      24,102          1,046     (28,721)          -           16,014
                                    2005           12,009      24,875          1,180     (55,728)          -          (17,664)

   Identifiable assets              2006           21,995      61,502          7,629     541,075      (1,158)         631,043
                                    2005           24,736      69,589          9,000     431,606      (1,158)         533,773

   Property and                     2006               93           -              -      15,107           -           15,200
    equipment additions             2005              121           -            191      22,080           -           22,392

   Depreciation and                 2006              177          84             41       5,066           -            5,368
    amortization                    2005              139          71             40       3,641           -            3,891

       Consolidated revenues are principally derived from customers in North America and substantially all property and equipment is located in the St. Louis, Missouri metropolitan area.

13. CONTINGENCIES - LITIGATION

The Company and ETHEX are named as defendants in a case brought by CIMA LABS, Inc. and Schwarz Pharma, Inc. and styled CIMA LABS, Inc. et. al. v. KV Pharmaceutical Company et. al. filed in U.S. District Court for the District of Minnesota. It is alleged that the Company and ETHEX infringed on a CIMA patent in connection with the manufacture and sale of Hyoscyamine Sulfate Orally Dissolvable Tablets, 0.125 mg. The court has entered a stay pending the outcome of the Patent and Trademark Office's reexamination of a patent at issue in the suit. ETHEX will continue to market the product during the stay. The Company intends to vigorously defend its interests when the stay is lifted; however, it cannot give any assurance it will prevail.

The Company and ETHEX are named as defendants in a case brought by Solvay Pharmaceuticals, Inc. and styled Solvay Pharmaceuticals, Inc. v. ETHEX Corporation, filed in Federal District Court in Minnesota. In general, Solvay alleges that ETHEX's comparative promotion of its Pangestyme(TM) CN 10 and Pangestyme(TM) CN 20 products to Solvay's Creon(R) 10 and Creon(R) 20 products resulted in false advertising and misleading statements under various federal and state laws, and constituted unfair and deceptive trade practices. Discovery has concluded. The court has entered an order granting in part, and denying in part, the Company's motion for partial summary judgment on certain of plaintiff's allegations of violations of the Lanham Act. A second motion by the Company for partial summary judgment on plaintiff's allegations is still pending. The case is expected to be tried in 2006, but no trial date has been set. The Company intends to vigorously defend its interests; however, it cannot give any assurance it will prevail.

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

The Company has also been advised that one of its former distributor customers is being sued in Florida state court in a case captioned Darrian Kelly v. K-Mart et. al. for personal injury allegedly caused by ingestion of K-Mart diet caplets that are alleged to have been manufactured by the Company and to contain PPA. The distributor has tendered defense of the case to the Company and has asserted a right to indemnification for any financial judgment it must pay. The Company previously notified its product liability insurer of this claim in 1999 and again in 2004, and the Company has demanded that the insurer assume the Company's defense. The insurer has stated that it has retained counsel to secure additional factual information and will defer its coverage decision until that information is received. The Company intends to vigorously defend its interests; however, it cannot give any assurance that it will not be impleaded into the action, or that, if it is impleaded, that it would prevail.

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

The Company and/or ETHEX have been named as defendants in certain multi-defendant cases alleging that the defendants reported improper or fraudulent pharmaceutical pricing information, i.e., Average Wholesale Price, or AWP, and/or Wholesale Acquisition Cost, or WAC, information, which caused the governmental plaintiffs to incur excessive costs for pharmaceutical products under the Medicaid program. Cases of this type have been filed against the Company and/or ETHEX and other pharmaceutical manufacturer defendants by the State of Massachusetts, the State of Alabama, the State of Mississippi, New York City, and approximately 42 counties in New York State. The New York City case and all New York county cases (other than Erie County and complaints for two counties that have been filed but not yet served on the Company) have been transferred to the U.S. District Court for the District of Massachusetts for coordinated or consolidated pretrial proceedings under the Average Wholesale Price Multidistrict Litigation (MDL No. 1456). One of the counties, Erie County, challenged the transfer and the Erie County Case has been remanded to state court. Each of these actions is in the early stages, with fact discovery at beginning phases in the Alabama, Massachusetts and Mississippi cases, but has not yet commenced in the New York City/counties or the Erie County case. The Company intends to vigorously defend its interests in the actions described above; however, it cannot give any assurance it will prevail.

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

The Company and ETHEX are named as defendants in a case brought by the Estate of Bertie Helen Dye and styled Hope Campbell and Charles Lee Dye, Co-administrators of the Estate of Bertie Helen Dye filed in U.S. District Court for the District of Virginia. It is alleged that the Company and ETHEX caused Ms. Dye's death in connection with their manufacture and sale of Ethezyme 830, a topical wound debridement ointment. The claims are for negligence, breach of warranty, fraud and punitive damages. Discovery has begun and the trial is set for October 16, 2006. The Company intends to vigorously defend its interests; however; it cannot give any assurance it will prevail.

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

14. RECENTLY ISSUED ACCOUNTING STANDARDS

In November 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 151, "Inventory Costs, an Amendment to ARB No. 43, Chapter 4," which requires that abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) costs be recognized as current period charges. In addition, this statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of SFAS 151 on April 1, 2006 did not have a material effect on the Company's Consolidated Financial Statements.

In December 2004, the FASB issued SFAS 123R, which replaces SFAS No. 123, "Accounting for Stock-Based Compensation" and supersedes APB 25. SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. The intrinsic value method as permitted under APB 25 together with the pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition. Under SFAS 123R, the Company must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption. The transition methods include modified prospective and modified retrospective adoption options. Under the modified retrospective option, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The modified prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS 123R, while the modified retrospective method would record compensation expense for all unvested stock options and restricted stock beginning with the first period restated. On April 1, 2006, the Company adopted SFAS 123R using the modified prospective method (see Note 4).

In March 2005, the SEC issued SEC Staff Accounting Bulletin No. 107 ("SAB 107") which describes the SEC staff position as well as supplemental implementation guidance on the application and adoption of SFAS 123R. The Company has applied the provisions of SAB 107 and its guidance in its adoption of SFAS 123R on April 1, 2006 (see Note 4).

In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections" ("SFAS 154"), which replaces Accounting Principles Board ("APB") Opinion No. 20, "Accounting Changes" ("APB 20"), and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements" ("SFAS 3"). SFAS 154 applies to all voluntary changes in accounting principle and changes the requirements for the accounting for and reporting of a change in accounting principle. SFAS 154 also requires retrospective application to prior period financial statements involving changes in accounting principle unless it is impracticable to determine either the period-specific or cumulative effect of the change. This statement also requires that a change in the method of depreciation, amortization or depletion of long-lived assets be accounted for as a change in accounting estimate that is accounted for prospectively. SFAS 154 also retains many provisions of APB 20 including those related to reporting a change in accounting estimate, a change in the reporting entity and a correction of an error and also carries forward provisions of SFAS 3 governing the reporting of accounting changes in interim financial statements. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of SFAS 154 on April 1, 2006 did not have a material effect on the Company's Consolidated Financial Statements.

In June 2006, the FASB issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109" ("FIN 48"), which prescribes accounting for and disclosure of uncertainty in tax positions. This interpretation defines the criteria that must be met for the benefits of a tax position to be recognized in the financial statements and the measurement of tax benefits recognized. Additionally, FIN 48 provides guidance on subsequent derecognition of tax positions, financial statement classification, recognition of interest and penalties, accounting in interim periods, and disclosure and transition requirements. FIN 48 is effective for fiscal years beginning after December 15, 2006, with early adoption permitted. The Company is currently determining the impact the adoption of FIN 48 will have on its financial condition and results of operations.

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

All statements that address expectations or projections about the future, including without limitation, statements about our strategy for growth, product development, regulatory approvals, market position, acquisitions, revenues, expenditures and other financial results, are forward-looking statements.

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

Such factors include (but are not limited to) the following: (1) changes in the current and future business environment, including interest rates and capital and consumer spending; (2) the difficulty of predicting FDA approvals, including timing, and that any period of exclusivity may not be realized; (3) acceptance and demand for new pharmaceutical products; (4) the impact of competitive products and pricing, including as a result of so-called authorized-generic drugs; (5) new product development and launch, including the possibility that any product launch may be delayed or that product acceptance may be less than anticipated; (6) reliance on key strategic alliances; (7) the availability of raw materials; (8) the regulatory environment, including regulatory agency and judicial actions and changes in applicable law or regulations; (9) fluctuations in operating results; (10) the difficulty of predicting international regulatory approval, including the timing; (11) the difficulty of predicting the pattern of inventory movements by our customers; (12) the impact of competitive response to our sales, marketing and strategic efforts; (13) risks that we may not ultimately prevail in our litigation; and (14) the risks detailed from time to time in our filings with the Securities and Exchange Commission.

This discussion is by no means exhaustive, but is designed to highlight important factors that may impact the Company's outlook. We undertake no obligation to update any of the forward-looking statements after the date of this report.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Except for the historical information contained herein, the following discussion contains forward-looking statements that are subject to known and unknown risks, uncertainties, and other factors that may cause our actual results to differ materially from those expressed or implied by those forward-looking statements. These risks, uncertainties and other factors are discussed above under the caption "Cautionary Statement Regarding Forward-Looking Information." In addition, the following discussion and analysis of financial condition and results of operations should be read in conjunction with the consolidated financial statements, the related notes to consolidated financial statements and "Management's Discussion and Analysis of Results of Operations and Financial Condition" included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2006, and the unaudited interim consolidated financial statements and related notes to unaudited interim consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q.

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

RESULTS OF OPERATIONS

For the three months ended June 30, 2006, we reported net income of $9.9 million compared to a net loss of $21.9 million in the first quarter of fiscal 2006. During the comparable prior quarter, we recorded expense of $30.4 million in connection with the FemmePharma acquisition (see Note 2) that consisted of $29.6 million for acquired in-process research and development and $0.9 million in direct expenses related to the transaction. As a result of this, we incurred a net loss for the three months ended June 30, 2005 of $21.9 million, or $(0.45) per diluted share. Excluding the $30.4 million of expense associated with the prior year acquisition of FemmePharma, net income for the three months ended June 30, 2006 would have increased $1.4 million, or 16.3%.

Net revenues for the quarter increased $12.9 million, or 15.1%, as we experienced sales growth of 36.8% in our branded products segment. The resulting $5.3 million increase in gross profit was offset in part by a $2.2 million increase in operating expenses before taking into account the $30.4 million of expense associated with the prior year acquisition of FemmePharma. The increase in operating expenses was primarily due to an increase in personnel costs associated with expansion of the branded sales force in fiscal 2006, an increase in management and other personnel, and the impact of stock-based compensation expense recorded in conjunction with the adoption of SFAS 123R (see Note 4).

NET REVENUES BY SEGMENT
-----------------------

                                                        THREE MONTHS ENDED JUNE 30,
                                             -------------------------------------------------

                                                                                  CHANGE
                                                                           -------------------

             ($ IN THOUSANDS):                   2006         2005             $           %
                                             ----------    ----------      ----------     ----

Branded products                             $   44,108    $   32,241      $   11,867     36.8%
   as % of net revenues                            44.8%         37.7%
Specialty generics                               48,789        47,752           1,037      2.2%
   as % of net revenues                            49.6%         55.9%
Specialty materials                               4,882         4,853              29      0.6%
   as % of net revenues                             5.0%          5.7%
Other                                               604           629             (25)    (4.0)%
                                             ----------    ----------      ----------
   Total net revenues                        $   98,383    $   85,475      $   12,908     15.1%

The increase in branded product sales was due primarily to the continued sales growth of our PreCare(R) product line which generated increased sales of $12.6 million, a 154.7% increase compared to the prior year quarter. This increase was attributable to sales growth experienced by our PrimaCare(R) product line, the introduction of PreCare Premier(TM) and product line price increases that have occurred over the past 12 months. Specifically, sales of PrimaCare(R) ONE increased $8.0 million, or 339.7%, due to $5.4 million of sales volume growth coupled with $2.6 million of higher sales associated with price increases over the past year. The sales volume growth experienced by PrimaCare(R) ONE was primarily due to continued market share gains since the fourth quarter of fiscal 2005 when a temporary supply disruption of PrimaCare(R) ONE occurred. The increase in prescription prenatal sales was offset in part by a $0.8 million, or 5.9%, decrease in sales of our anti-infective brands. This decrease reflected the impact during the three months ended June 30, 2005 of larger-than-normal customer purchases of Gynazole-1(R) made in anticipation of a July 2005 price increase. Our other anti-infective brand, Clindesse(TM), generated sales of $5.3 million during the quarter. Sales from our hematinic product line increased 3.4% to $8.8 million during the quarter as a $3.0 million reduction in sales from our Chromagen(R) product line was more than offset by $2.5 million of incremental sales associated with Repliva 21/7(TM), a new hematinic product introduced in the second quarter of fiscal 2006, and increased sales from our Niferex(R) product line. The decrease in Chromagen sales was partially the result of additional fiscal 2006 first quarter sales of Chromagen as customers responded to a July 2005 price increase.

The increase in specialty generic sales resulted primarily from sales volume growth in our pain management product line, offset in part by a decline in sales volume from certain products in our cardiovascular product line. The pain management product line, which comprised 22.6% of specialty generic sales during the quarter compared to 17.8% for the prior quarter, contributed $2.6 million in increased revenue due primarily to incremental sales from three product approvals which were received in fiscal 2006.

GROSS PROFIT BY SEGMENT
-----------------------

                                                        THREE MONTHS ENDED JUNE 30,
                                             -------------------------------------------------

                                                                                  CHANGE
                                                                           -------------------

             ($ IN THOUSANDS):                  2006          2005              $           %
                                             ----------    ----------      ----------     ----

Branded products                             $   38,886    $   29,427      $    9,459     32.1%
   as % of net revenues                            88.2%         91.3%
Specialty generics                               27,615        27,642             (27)    (0.1)%
   as % of net revenues                            56.6%         57.9%
Specialty materials                               1,998         2,026             (28)    (1.4)%
   as % of net revenues                            40.9%         41.7%
Other                                            (3,937)          178          (4,115)      NM
                                             ----------    ----------      ----------
   Total gross profit                        $   64,562    $   59,273      $    5,289      8.9%
     as % of total net revenues                    65.6%         69.3%

The increase in gross profit was primarily due to the significant sales growth experienced by our branded products segment. The lower gross profit percentage on a consolidated basis reflected the impact of higher production costs that resulted from lower than expected production volume, coupled with an increase in reserves for obsolete inventory. The gross profit percentage decrease experienced by branded products was partially due to the impact of rebates associated with branded product sales to managed care organizations that began late last year.

RESEARCH AND DEVELOPMENT
------------------------

                                                        THREE MONTHS ENDED JUNE 30,
                                             -------------------------------------------------

                                                                                  CHANGE
                                                                           -------------------

             ($ IN THOUSANDS):                  2006          2005              $           %
                                             ----------    ----------      ----------     ----

Research and development                     $    7,890    $    7,632      $      258      3.4%
  as % of net revenues                              8.0%          8.9%

The increase in research and development expense was primarily due to an increase in personnel expenses associated with the growth of our research and development staff. Research and development expense for the quarter grew at a slower rate than management anticipated due to the timing of certain clinical studies that are now planned for later in fiscal 2007.

We anticipate that research and development costs for the remainder of fiscal 2007 will increase between 25% and 30% over fiscal 2006 levels based on our growing product development pipeline and as we move forward with the Phase III clinical study on the endometriosis product acquired in the first quarter of fiscal 2006.

PURCHASED IN-PROCESS RESEARCH AND DEVELOPMENT
---------------------------------------------

                                                             THREE MONTHS ENDED JUNE 30,
                                                  -------------------------------------------------

                                                                                       CHANGE
                                                                                -------------------

             ($ IN THOUSANDS):                       2006          2005              $           %
                                                  ----------    ----------      ----------     ----

Purchased in-process research and development     $        -    $   30,441      $  (30,441)      NM
 as % of net revenues                                      -%         35.6%

During the three months ended June 30, 2005, we recorded expense of $30.4 million in connection with the FemmePharma acquisition (see Note 2) that consisted of $29.6 million for acquired in-process research and development and $0.9 million in direct expenses related to the transaction. The valuation of acquired in-process research and development represents the estimated fair value of the worldwide marketing rights to an endometriosis product we acquired as part of the FemmePharma, Inc. acquisition that, at the time of the acquisition, had no alternative future use and for which technological feasibility had not been established. The FemmePharma acquisition expense of $30.4 million reduced our diluted earnings per share for the three months ended June 30, 2005 by $0.62.

SELLING AND ADMINISTRATIVE
--------------------------

                                                        THREE MONTHS ENDED JUNE 30,
                                             -------------------------------------------------

                                                                                  CHANGE
                                                                           -------------------

             ($ IN THOUSANDS):                  2006          2005              $           %
                                             ----------    ----------      ----------     ----

Selling and administrative                   $   39,283    $   37,360      $    1,923      5.2%
  as % of net revenues                             39.9%         43.7%

The increase in selling and administrative expense was primarily due to increases in personnel, promotional and marketing costs associated with expanded sales efforts and increases in facilities, management and other personnel costs over the past year. The increase in personnel costs was also impacted by the adoption of SFAS 123R, "Share Based Payment," using the modified prospective method which resulted in the recognition of $0.5 million of stock-based compensation expense during the quarter. There was no share-based employee compensation expense recognized in the three months ended June 30, 2005 as the Company previously followed the recognition and measurement principles of APB 25. Also, in accordance with the adoption of SFAS 123R using the modified prospective method, the Consolidated Financial Statements for the three months ended June 30, 2005 have not been restated to reflect, and do not include, the share-based compensation impact of SFAS 123R. The increase in these costs was offset in part by an $0.8 million reimbursement of legal fees received during the quarter.

OPERATING INCOME (LOSS)
-----------------------

                                                        THREE MONTHS ENDED JUNE 30,
                                             -------------------------------------------------

                                                                                  CHANGE
                                                                           -------------------

             ($ IN THOUSANDS):                  2006          2005              $           %
                                             ----------    ----------      ----------     ----

Operating income (loss)                      $   16,192    $  (17,340)     $   33,532       NM

The improvement in operating income was partially due to the $30.4 million of expense we recorded during the three months ended June 30, 2005 in connection with the FemmePharma acquisition. Without taking into account the $30.4 million of expense associated with the prior year acquisition of FemmePharma, operating income for the three months ended June 30, 2006 would have increased $3.1 million, or 23.6%.

INTEREST EXPENSE
----------------

                                                        THREE MONTHS ENDED JUNE 30,
                                             -------------------------------------------------

                                                                                  CHANGE
                                                                           -------------------

             ($ IN THOUSANDS):                  2006          2005              $           %
                                             ----------    ----------      ----------     ----

Interest expense                             $    2,236    $    1,377      $      859     62.4%

The increase in interest expense was primarily due to interest incurred on the $43.0 million mortgage loan agreement we entered into in March 2006 coupled with the completion of a number of capital projects during fiscal 2006 and the related reduced level of capitalized interest thereon.

INTEREST AND OTHER INCOME
-------------------------

                                                        THREE MONTHS ENDED JUNE 30,
                                             -------------------------------------------------

                                                                                  CHANGE
                                                                           -------------------

             ($ IN THOUSANDS):                  2006          2005              $           %
                                             ----------    ----------      ----------     ----

Interest and other income                    $    2,058    $    1,053      $    1,005     95.4%

The increase in interest and other income was primarily due to an increase in interest income on short-term investments and dividends earned on the Strides redeemable preferred stock investment. The increase in interest income resulted from the effect of investing excess cash in short-term investments with higher yielding interest rates, an increase in the average balance of invested cash and the increase in short-term interest rates.

PROVISION FOR INCOME TAXES
--------------------------

                                                        THREE MONTHS ENDED JUNE 30,
                                             -------------------------------------------------

                                                                                  CHANGE
                                                                           -------------------

             ($ IN THOUSANDS):                  2006          2005              $           %
                                             ----------    ----------      ----------     ----

Provision for income taxes                   $    6,136    $    4,280      $    1,856     43.4%
  effective tax rate                               38.3%         33.5%


The effective tax rate for the quarter was adversely affected by the expiration of Federal research and experimentation tax credits on December 31, 2005, which cannot be recognized until passed by Congress. The effective tax rate was also adversely affected by the non-deductibility of stock-based compensation recorded in accordance with SFAS 123R (see Note 4) as all of our outstanding stock options were issued as incentive stock options. For the three months ended June 30, 2005, we recorded a provision for income taxes as the $30.4 million of expense we recognized for the FemmePharma acquisition was determined to not be deductible for tax purposes. The effective tax rate of 33.5 % was applied to a pre-tax income amount for the three months ended June 30, 2005 that excluded the FemmePharma acquisition expense of $30.4 million.

NET INCOME (LOSS) AND DILUTED EARNINGS (LOSS) PER SHARE
-------------------------------------------------------

                                                        THREE MONTHS ENDED JUNE 30,
                                             -------------------------------------------------

                                                                                  CHANGE
                                                                           -------------------

             ($ IN THOUSANDS):                  2006          2005              $           %
                                             ----------    ----------      ----------     ----

Net income (loss)                            $    9,878    $  (21,944)     $   31,822       NM
  Diluted earnings (loss) per share                0.18         (0.45)           0.63       NM

The improvement in net income was partially due to the $30.4 million of expense we recorded during the three months ended June 30, 2005 in connection with the FemmePharma acquisition. The FemmePharma acquisition expense of $30.4 million reduced our diluted earnings per share for the three months ended June 30, 2005 by $0.62. Excluding the effect of the $30.4 million of expense associated with the prior year acquisition of FemmePharma, net income for the three months ended June 30, 2006 would have increased $1.4 million, or 16.3%.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents and working capital were $58.2 million and $313.4 million, respectively, at June 30, 2006, compared to $100.7 million and $311.2 million, respectively, at March 31, 2006. The decrease in cash and cash equivalents resulted primarily from the $45.4 million of additional short-term marketable securities that were purchased and classified as available for sale during the quarter. The primary source of operating cash flow used in the funding of our businesses continues to be internally generated funds from product sales. For the three months ended June 30, 2006, our net cash flow from operations of $18.0 million resulted primarily from net income adjusted for non-cash items.

Net cash flow used in investing activities included capital expenditures of $15.2 million for the three months ended June 30, 2006 compared to $22.4 million for the corresponding prior year period. In June 2006, the Company completed the purchase of a 129,000 square foot building in the St. Louis metropolitan area for $4.9 million. The property had been leased by the Company since June 2001 and is used as a manufacturing facility and office space. The purchase price was paid with cash. The remaining capital expenditures during the quarter were primarily for purchasing machinery and equipment to upgrade and expand our pharmaceutical manufacturing and distribution capabilities, and for other building renovation projects. Other investing activities during the quarter consisted of $45.4 million in purchases of short-term marketable securities that were classified as available for sale. For the corresponding prior year quarter, other investing activities included the acquisition of FemmePharma for a $25.0 million cash payment and the purchase of Strides redeemable preferred stock for $11.3 million (see Note 2).

Our debt balance was $242.7 million at June 30, 2006 compared to $243.0 million at March 31, 2006. In March 2006, we entered into a $43.0 million mortgage loan agreement with one of our primary lenders, in part, to refinance $9.9 million of existing mortgages. The $32.8 million of net proceeds we received from the new mortgage loan will be used for working capital and general corporate purposes. The new mortgage loan bears interest at a rate of 5.91% and matures on April 1, 2021.

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

On June 9, 2006, we replaced our $140.0 million credit line by entering into a new credit agreement with ten banks that provides for a revolving line of credit for borrowing up to $320.0 million. The new credit agreement also includes a provision for increasing the revolving commitment, at the lenders' sole discretion, by up to an additional $50.0 million. The new credit facility is unsecured unless we, under certain specified circumstances, utilize the facility to redeem part or all of our outstanding Convertible Subordinated Notes. Interest is charged under the facility at the lower of the prime rate or one-month LIBOR plus 62.5 to 150 basis points depending on the ratio of senior debt to EBITDA. The new credit agreement contains financial covenants that impose limits on dividend payments, require minimum equity, a maximum senior leverage ratio and minimum fixed charge coverage ratio. The new credit facility has a five-year term expiring in June 2011. As of June 30, 2006, we were in compliance with all of our covenants and there were no borrowings outstanding under the facility.

In December 2005, we entered into a financing arrangement with St. Louis County, Missouri related to expansion of our operations in St. Louis County (see Note 10 to Consolidated Financial Statements). Up to $135.5 million of industrial revenue bonds may be issued to us by St. Louis County relative to capital improvements made through December 31, 2009. This agreement provides that 50% of the real and personal property taxes on up to $135.5 million of capital improvements will be abated for a period of 10 years subsequent to the property being placed in service. Industrial revenue bonds totaling $73.0 million were outstanding at June 30, 2006. The industrial revenue bonds are issued by St. Louis County to us upon our payment of qualifying costs of capital improvements, which are then leased by us for a period ending December 1, 2019, unless earlier terminated. We have the option at any time to discontinue the arrangement and regain full title to the abated property. The industrial revenue bonds bear interest at 4.25% per annum and are payable as to principal and interest concurrently with payments due under the terms of the lease. We have classified the leased assets as property and equipment and have established a capital lease obligation equal to the outstanding principal balance of the industrial revenue bonds. Lease payments may be made by tendering an equivalent portion of the industrial revenue bonds. As the capital lease payments to St. Louis County may be satisfied by tendering industrial revenue bonds (which is our intention), the capital lease obligation, industrial revenue bonds and related interest expense and interest income, respectively, have been offset for presentation purposes in the Consolidated Financial Statements.

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

REVENUE RECOGNITION AND PROVISIONS FOR ESTIMATED REDUCTIONS TO GROSS
--------------------------------------------------------------------
REVENUES. Revenue is generally realized or realizable and earned when
---------
persuasive evidence of an arrangement exists, the seller's price to the buyer is fixed or determinable, the customer's payment ability has been reasonably assured and title and risk of ownership have been transferred to the customer, which is typically upon shipment to the customer.

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

From time to time, we provide incentives to our wholesale customers, such as trade show allowances or stocking allowances that they in turn use to accelerate distribution to their end customers. We believe that such incentives are normal and customary in the industry. Sales allowances are accrued and revenue is recognized as sales are made pursuant to the terms of the allowances offered to the customer. Due to the nature of these allowances, we are able to accurately calculate the required provisions for the allowances based on the specific terms in each agreement. Additionally, customers will normally purchase additional product ahead of regular demand to take advantage of the temporarily lower cost resulting from the sales allowances. This practice has been customary in the industry and we believe would be part of a customer's ordinary course of business inventory level. We reserve the right, with our major wholesale customers, to limit the amount of these forward buys. Sales made as a result of allowances offered on our specialty generics product line in conjunction with trade shows sponsored by our major wholesale customers and for other promotional programs accounted for 13.1% and 10.2% of total gross revenues for the three months ended June 30, 2006 and 2005, respectively.

In addition, we understand that certain of our wholesale customers have anticipated the timing of price increases and have made, and may continue to make, business decisions to buy additional product in anticipation of future price increases. This practice has been customary in the industry and we believe would be part of a customer's ordinary course of business inventory level.

We evaluate inventory levels at our wholesale customers, which accounted for approximately 60% of our unit sales during the three months ended June 30, 2006, through an internal analysis that considers, among other things, wholesaler purchases, wholesaler contract sales, available end consumer prescription information and inventory data received from our three largest wholesale customers. We believe that our evaluation of wholesaler inventory levels allows us to make reasonable estimates of our reserve balances. Further, our products are typically sold with adequate shelf life to permit sufficient time for our wholesaler customers to sell our products in their inventory through to the end consumer.

The following table reflects the activity during the three months ended June 30, 2006 for each accounts receivable reserve:

                                                           Current Provision   Current Provision   Actual Returns
                                                           Related to Sales    Related to Sales      or Credits
              (in thousands)                    Beginning     Made in the           Made in             in the          Ending
                                                 Balance    Current Period       Prior Periods     Current Period       Balance
                                                ---------  -----------------   -----------------   --------------       --------
THREE MONTHS ENDED JUNE 30, 2006
  Accounts Receivable Reserves:
    Chargebacks                                 $ 14,621        $ 23,692             $ -               $ (25,993)       $ 12,320
    Sales Rebates                                  2,262           3,349               -                  (3,021)          2,590
    Sales Returns                                  2,173           2,866               -                  (2,969)          2,070
    Cash Discounts and Other Allowances            4,317           4,003               -                  (4,750)          3,570
    Medicaid Rebates                               5,944           2,096               -                  (1,811)          6,229
                                                --------        --------             ---               ---------        --------
      TOTAL                                     $ 29,317        $ 36,006             $ -               $ (38,544)       $ 26,779
                                                ========        ========             ===               =========        ========

The decrease in the reserve for chargebacks at June 30, 2006 was primarily due to our specialty generics segment experiencing a 20.5% decline in the average chargeback per unit since March 31, 2006. This decrease resulted from our specialty generics segment reducing the invoice price to our wholesale customers (referred to as wholesale acquisition cost, or "WAC") on a number of generic products during the quarter. As a result of the WAC decrease to certain generic products, we paid shelf-stock adjustments of $4.5 million to our wholesale customers during the quarter. We also have $1.7 million of unpaid shelf-stock adjustments associated with this WAC reduction included in the June 30, 2006 reserve for chargebacks.

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

Chargeback transactions are almost exclusively related to our specialty generics business segment. During the three months ended June 30, 2006 and 2005, the chargeback provision reduced the gross sales of our specialty generics segment by $23.7 million and $24.1 million, respectively. These amounts accounted for 99.2% and 99.3% of the total chargeback provisions recorded during the three months ended June 30, 2006 and 2005, respectively.

The provision for chargebacks is the most significant and complex estimate used in the recognition of revenue. The primary factors we consider in developing and evaluating the reserve for chargebacks include:

     |X| The amount of inventory in the wholesale distribution channel. We receive actual inventory information from our three major wholesale customers and estimate the inventory position of the remaining wholesalers based on historical buying patterns. During the three months ended June 30, 2006, unit sales to our three major wholesale customers accounted for 80% of our total unit sales to all wholesalers, and the aggregate inventory position of the three major wholesalers at June 30, 2006 was approximately equivalent to our last ten weeks of shipments during the fiscal year. We currently use the last six weeks of our shipments as an estimate of the inventory held by the remaining wholesalers where we do not receive actual inventory data, as our experience and buying patterns indicate that our smaller wholesale customers carry less inventory than our large wholesale customers. As of June 30, 2006, each week of inventory for those remaining wholesalers represented approximately $0.2 million, or 1.6%, of the reported reserve for chargebacks.

     |X| The percentage of sales to our wholesale customers that will result in chargebacks. Using our automated chargeback system we track, at the product level, the percentage of sales units shipped to our wholesale customers that eventually result in chargebacks to us. The percentage for each product, which is based on actual historical experience, is applied to the respective inventory units in the wholesale distribution channel. As of June 30, 2006, the aggregate weighted average percentage of sales to wholesalers assumed to result in chargebacks was approximately 95%, with each 1% representing approximately $0.1 million, or 1.1%, of the reported reserve for chargebacks.

     |X| Contract pricing and the resulting chargeback per unit. The chargeback provision is based on the difference between our invoice price to the wholesaler, or "WAC," and the contract price negotiated with either our indirect customer or with the wholesaler for sales by the wholesaler to the indirect customers. We calculate the price difference, or chargeback per unit, for each product and for each major wholesale customer using historical weighted average pricing, based on actual chargeback experience. Use of weighted average pricing over time compensates for changes in the mix of indirect customers and products from period to period. As of June 30, 2006, a 5% shift in the calculated chargeback per unit in the same direction across all products and customers would result in a $0.6 million, or 4.5%, impact on the reported reserve for chargebacks.

Shelf-Stock Adjustments - These adjustments represent credits issued to our
-----------------------
wholesale customers that result from a decrease in our WAC. Decreases in our invoice prices are discretionary decisions we make to reflect market conditions. These credits are customary in the industry and are intended to reduce a wholesale customer's inventory cost to better reflect current market prices. Generally, we provide credits to customers at the time the price reduction occurs based on the inventory that is owned by them on the effective date of the price reduction. Since a reduction in WAC reduces the chargeback per unit, or the difference between WAC and the contract price, shelf-stock adjustments are typically included as part of the reserve for chargebacks because the price reduction credits act essentially as accelerated chargebacks. Although we have contractually agreed to provide price adjustment credits to our major wholesale customers at the time they occur, the impact of any such price reductions not included in the reserve for chargebacks is immaterial to the amount of revenue recognized in any given period.

Sales Returns - Consistent with industry practice, we maintain a returns
-------------
policy that allows our direct and indirect customers to return product six months prior to expiration and within one year after expiration. This policy is applicable to both our branded and specialty generics business segments. Upon recognition of revenue from product sales to customers, we provide for an estimate of product to be returned. This estimate is determined by applying a historical relationship of customer returns to gross sales. We evaluate the reserve for sales returns by calculating historical return rates using data from the last 12 months on a product specific basis and by class of trade (wholesale versus retail chain). The calculated percentages are applied against estimates of inventory in the distribution channel on a product specific basis. To determine the inventory levels in the wholesale distribution channel, we utilize actual inventory information from our major wholesale customers and estimate the inventory positions of the remaining wholesalers based on historical buying patterns. For inventory held by our non-wholesale customers, we use the last two months of sales to the direct buying chains and the indirect buying retailers as an estimate. A 10% change in the product specific historical return rates used in the reserve analysis would have changed the reserve balance at June 30, 2006 by approximately $0.2 million, or 7.5%, of the reported reserve for sales returns. A 10% change in the amount of estimated inventory in the distribution channel would have changed the reserve balance at June 30, 2006 by approximately $0.2 million, or 8.0%, of the reported reserve for sales returns.

Medicaid Rebates - Established in 1990, the Medicaid Drug Rebate Program
----------------
requires a drug manufacturer to provide to each state a rebate every calendar quarter for covered outpatient drugs dispensed to Medicaid patients. Medicaid rebates apply to both our branded and specialty generic segments. Individual states invoice us for Medicaid rebates on a quarterly basis using statutorily determined rates for generic (11%) and branded (15%) products, which are applied to the Average Manufacturer's Price, or "AMP," for a particular product to arrive at a Unit Rebate Amount, or "URA." The amount owed is based on the number of units dispensed by the pharmacy to Medicaid patients extended by the URA. The reserve for Medicaid rebates is based on expected payments, which are driven by patient usage and estimated inventory in the distribution channel. We estimate patient usage by calculating a payment rate as a percentage of net sales lagged six months, which is then applied to an estimate of customer inventory. We currently use the last two months of our shipments to wholesalers and direct buying chains as an estimate of inventory in the wholesale and chain channels and an additional month of wholesale sales as an estimate of inventory held by the indirect buying retailer. A 10% change in the amount of customer inventory subject to Medicaid rebates would have changed the reserve at June 30, 2006 by $0.4 million, or 6.1% of the reported reserve for Medicaid rebates. Similarly, a 10% change in estimated patient usage would have changed the reserve at June 30, 2006 by $0.4 million, or 6.1% of the reported reserve for Medicaid rebates.

INVENTORY VALUATION. Inventories consist of finished goods held for
--------------------
distribution, raw materials and work in process. Our inventories are stated at the lower of cost or market, with cost determined on the first-in, first-out basis. In evaluating whether inventory should be stated at the lower of cost or market, we consider such factors as the amount of inventory on hand and in the distribution channel, estimated time required to sell existing inventory, remaining shelf life and current and expected market conditions, including levels of competition. We establish reserves, when necessary, for slow-moving and obsolete inventories based upon our historical experience and management's assessment of current product demand.

INTANGIBLE ASSETS. Our intangible assets principally consist of product
------------------
rights, license agreements and trademarks resulting from product acquisitions and legal fees and similar costs relating to the development of patents and trademarks. Intangible assets that are acquired are stated at cost, less accumulated amortization, and are amortized on a straight-line basis over their estimated useful lives. Upon approval, costs associated with the development of patents and trademarks are amortized on a straight-line basis over estimated useful lives ranging from five to 17 years. We determine amortization periods for intangible assets that are acquired based on our assessment of various factors impacting estimated useful lives and cash flows of the acquired products. Such factors include the product's position in its life cycle, the existence or absence of like products in the market, various other competitive and regulatory issues, and contractual terms. Significant changes to any of these factors may result in a reduction in the intangible asset's useful life and an acceleration of related amortization expense.

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

CONTINGENCIES. We are involved in various legal proceedings, some of which
--------------
involve claims for substantial amounts. An estimate is made to accrue for a loss contingency relating to any of these legal proceedings if it is probable that a liability was incurred as of the date of the financial statements and the amount of loss can be reasonably estimated. Because of the subjective nature inherent in assessing the outcome of litigation and because of the potential that an adverse outcome in legal proceedings could have a material impact on our financial position or results of operations, such estimates are considered to be critical accounting estimates. After review, it was determined at June 30, 2006 that for each of the various legal proceedings in which we are involved, the conditions mentioned above were not met. We will continue to evaluate all legal matters as additional information becomes available.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk is limited to fluctuating interest rates associated with variable rate indebtedness and marketable securities that are subject to interest rate changes.

Advances to us under our credit facilities bear interest at a rate that varies consistent with increases or decreases in the publicly announced prime rate and/or the LIBOR rate with respect to LIBOR-related loans, if any. A material increase in such rates could significantly increase borrowing expenses. We did not have any cash borrowings under our credit facilities at June 30, 2006.

The majority of our investments in marketable securities are tax exempt auction rate securities. The rates on these securities reset on a 28-day cycle. As of June 30, 2006, we had invested $115,000 in auction rate securities, primarily in high quality (Triple A Rated) municipal bonds.

In May 2003, we issued $200.0 million of Convertible Subordinated Notes. The interest rate on the Convertible Subordinated Notes is fixed at 2.50% and therefore not subject to interest rate changes. Beginning May 16, 2006, we are obligated to pay contingent interest at a rate equal to 0.5% per annum during any six-month period, if the average trading price of the Convertible Subordinated Notes per $1,000 principal amount for the five-trading day period ending on the third trading day immediately preceding the first day of the applicable six-month period equals $1,200 or more. As of May 15, 2006, the average trading price of the Convertible Subordinated Notes had not reached the price that would result in the payment of contingent interest.

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

There have been no significant changes in our internal control over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting in the first quarter of fiscal year 2007.

PART II.  - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The information set forth under Note 13 - CONTINGENCIES - LITIGATION to the Consolidated Financial Statements included in Part I of this report is incorporated in this Part II, Item 1 by reference.

ITEM 1A. RISK FACTORS

There are no material changes from the risk factors set forth in Item 1A, "Risk Factors," of the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2006. Please refer to that section for disclosures regarding the risks and uncertainties related to the Company's business.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

        PURCHASE OF EQUITY SECURITIES BY THE COMPANY

        The following table provides information about purchases the Company made of its common stock during the quarter ended June 30, 2006:

                                                                           TOTAL NUMBER OF
                                     TOTAL NUMBER                          SHARES PURCHASED          MAXIMUM NUMBER
                                       OF SHARES                             AS PART OF A          OF SHARES THAT MAY
                                       PURCHASED    AVERAGE PRICE         PUBLICLY ANNOUNCED        YET BE PURCHASED
       PERIOD                            (a)        PAID PER SHARE             PROGRAM             UNDER THE PROGRAM

  April 1-30, 2006                        298          $ 23.06                   --                        --

  May 1-31, 2006                          317          $ 20.67                   --                        --

  June 1-30, 2006                       1,000          $ 17.68                   --                        --
                                        -----

    Total                               1,615          $ 19.26                   --                        --
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

                                   K-V PHARMACEUTICAL COMPANY

Date:  August 8, 2006           By /s/  Marc S. Hermelin
                                   ------------------------------------------
                                   Marc S. Hermelin
                                   Chairman of the Board and
                                   Chief Executive Officer
                                   (Principal Executive Officer)

Date:  August 8, 2006           By /s/  Gerald R. Mitchell
                                   ------------------------------------------
                                   Gerald R. Mitchell
                                   Vice President and Chief Financial Officer
                                   (Principal Financial Officer)

Date:  August 8, 2006           By /s/ Richard H. Chibnall
                                   ------------------------------------------
                                   Richard H. Chibnall
                                   Vice President, Finance
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