Form 10-Q/A
period 2006-06-30
KV PHARMACEUTICAL CO /DE/
filed 2008-03-25
CIK 57055

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-Q/A
                               (AMENDMENT NO. 1)

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


INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS) AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES [ ] NO [ X ]

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

EXPLANATORY NOTE REGARDING RESTATEMENT OF OUR CONSOLIDATED FINANCIAL STATEMENTS

This Form 10-Q/A reflects the restatement of our consolidated balance sheets as of June 30, 2006, March 31, 2006 and June 30, 2005 and the related consolidated statements of operations and cash flows for the three months ended June 30, 2006 and 2005. In our Form 10-K for the fiscal year ended March 31, 2007 to be filed with the Securities and Exchange Commission (the "2007 Form 10-K"), we are restating our consolidated balance sheet as of March 31, 2006, and the related consolidated statements of income, comprehensive income, shareholders' equity, and cash flows for the fiscal years ended March 31, 2006 and 2005. We have not amended, and we do not intend to amend, our previously filed Annual Reports on Form 10-K or Quarterly Reports on Form 10-Q for each of the fiscal years and fiscal quarters of 1996 through 2006. Our 2007 Form 10-K also will reflect the restatement of Selected Financial Data in Item 6 as of March 31, 2005 and as of and for the fiscal years ended March 31, 2004 and 2003. We will also be filing Quarterly Reports on Form 10-Q for the quarters ended September 30, 2006 and December 31, 2006, that contain the restatement of our consolidated financial statements for certain interim periods as discussed therein.

On October 31, 2006, we announced that we had been served with a derivative lawsuit filed in St. Louis City Circuit Court alleging that certain stock option grants to current or former directors and officers between 1995 and 2002 were dated improperly. In accordance with our established corporate governance procedures, the Board of Directors referred this matter to the independent members of its Audit Committee (the "Special Committee" or "Committee").

Shortly thereafter, the Special Committee, assisted by independent legal counsel and forensic accounting experts engaged by the Committee, commenced an investigation of our stock option grant practices, with the objective of evaluating our accounting for stock options for compliance with U.S. Generally Accepted Accounting Principles ("GAAP") and with the terms of our related stock option plans over the period January 1, 1995 through October 31, 2006 (the "relevant period").

The investigation has now been completed and our Board of Directors received a final report on October 2, 2007 from the Special Committee based on facts disclosed in the course of the investigation and the advice of its independent legal counsel and forensic accounting experts. The Special Committee found that our previous accounting for stock-based compensation was not in accordance with GAAP and that corrections to our previous consolidated financial statements were required. We agreed with the Committee's findings and, as a result, our consolidated retained earnings as of March 31, 2006, incorporate an additional $16.3 million of stock-based compensation expense, including related payroll taxes, interest and penalties, net of $2.6 million in income tax benefits. In the course of the Special Committee's investigation, we were notified by the SEC staff that it had commenced an investigation with respect to the Company's stock option program. We have cooperated with the SEC staff and, among other things, provided them with copies of the Special Committee's report and all documents collected by the Committee in the course of its review. Recently, the SEC staff, pursuant to a formal order of investigation, has issued subpoenas for documents, most of which have already been produced to the SEC staff, and for testimony by certain employees. The Company expects that the production of any additional documents called for by the subpoena and the testimony of certain employees will be completed by April 2008.

In addition, and as a separate matter, our statement of consolidated retained earnings as of March 31, 2006, incorporate an additional $5.4 million of income tax expense to record additional liabilities associated with tax positions claimed on tax returns filed for fiscal years 2004, 2005 and 2006 that should have been recorded in accordance with GAAP, partially offset by certain expected tax refunds. This adjustment is not related to the accounting for stock-based compensation expense discussed above.

In addition, our consolidated retained earnings as of March 31, 2006, incorporate a $0.4 million reduction of net income related primarily to misstatements of net revenues and cost of sales resulting from improperly recognizing revenue prior to when title and risk of ownership of the product transferred to the customer.

Please see "Review of Stock Option Grant Practices," "Review of Tax Positions (Unrelated to stock options)" and "Other Adjustments (Unrelated to stock options)" in "Management's Discussion and Analysis of Results of Operations and Financial Condition" and Note 2 "Restatement of Consolidated Financial Statements" in the Consolidated Financial Statements for a more detailed discussion related to investigation of our former stock option grant practices, review of tax positions and other adjustments.

The effect of these restatements are reflected in our Consolidated Financial Statements and other supplemental data herein and the unaudited quarterly data and selected financial data included in the 2007 Form 10-K. Financial information included in reports previously filed or furnished by K-V Pharmaceutical Company for the fiscal periods 1996 through 2006 and our assessment of internal control over financial reporting as of March 31, 2006, should not be relied upon and are superseded by the information in this Form 10-Q/A and the 2007 Form 10-K.

We have modified the disclosures presented in our original quarterly report on Form 10-Q for the three months ended June 30, 2006 to reflect the effect of the restatement of our Consolidated Financial Statements and have modified or updated certain other information as discussed below. However, this Form 10-Q/A does not reflect all events occurring after the original filing of our Form 10-Q for the three months ended June 30, 2006 or modify or update all the disclosures affected by subsequent events. Information not modified or updated herein reflects the disclosures made at the time of the original filing of the Form 10-Q on August 8, 2006. Accordingly, this Form 10-Q/A should be read in conjunction with our periodic filings, as well as any Current Reports on Form 8-K, filed with the SEC subsequent to the date of the original filing of our Form 10-Q for the three months ended June 30, 2006, provided that you should not rely on any financial information in our previous SEC filings as noted above.

The following items have been amended as a result of the restatement:

       Part I - Item 1. Financial Statements;
       Part I - Item 2. Management's Discussion and Analysis of Results of
                        Operations and Financial Condition;
       Part I - Item 4. Controls and Procedures; and
       Part II - Item 1A. Risk Factors

Pursuant to Rule 12b-15 under the Securities and Exchange Act of 1934, this Form 10-Q/A includes new Rule13(a)-14(a)/15d-14(a) certifications as Exhibits
31.1 and 31.2, and new certifications pursuant to Section 18 U.S.C. Section1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 as Exhibits 32.1 and 32.2.

PART I. - FINANCIAL INFORMATION
ITEM 1.      FINANCIAL STATEMENTS

                              K-V PHARMACEUTICAL COMPANY AND SUBSIDIARIES
                                 CONSOLIDATED STATEMENTS OF OPERATIONS
                       (Unaudited; dollars in thousands, except per share data)

                                                                       THREE MONTHS ENDED JUNE 30,
                                                                   -----------------------------------
                                                                       2006                  2005
                                                                   -------------         -------------
                                                                   (AS RESTATED)         (AS RESTATED)

Net revenues.....................................................    $ 96,200              $ 85,043
Cost of sales....................................................      33,462                26,035
                                                                     --------              --------
Gross profit.....................................................      62,738                59,008
                                                                     --------              --------
Operating expenses:
    Research and development.....................................       7,890                 7,632
    Purchased in-process research and
        development and transaction costs........................          --                30,441
    Selling and administrative...................................      40,138                37,753
    Amortization of intangibles..................................       1,197                 1,180
                                                                     --------              --------
Total operating expenses.........................................      49,225                77,006
                                                                     --------              --------

Operating income (loss)..........................................      13,513               (17,998)
                                                                     --------              --------

Other expense (income):
    Interest expense.............................................       2,236                 1,377
    Interest and other income....................................      (2,058)               (1,053)
                                                                     --------              --------
Total other expense, net.........................................         178                   324
                                                                     --------              --------
Income (loss) before income taxes and cumulative
    effect of change in accounting principle.....................      13,335               (18,322)
Provision for income taxes.......................................       5,213                 4,566
                                                                     --------              --------
Income (loss) before cumulative effect of
    change in accounting principle...............................       8,122               (22,888)
Cumulative effect of change in accounting
    principle (net of $670 in taxes).............................       1,976                    --
                                                                     --------              --------
Net income (loss)................................................    $ 10,098              $(22,888)
                                                                     ========              ========

                                                                              (CONTINUED)

                               K-V PHARMACEUTICAL COMPANY AND SUBSIDIARIES
                           CONSOLIDATED STATEMENTS OF OPERATIONS - (CONTINUED)
                         (Unaudited; dollars in thousands, except per share data)

                                                                         THREE MONTHS ENDED JUNE 30,
                                                                     -----------------------------------
                                                                         2006                  2005
                                                                     -------------         -------------
                                                                     (AS RESTATED)         (AS RESTATED)

Earnings (loss) per share before effect of change
   in accounting principle:
       Basic - Class A common....................................      $   0.17              $  (0.47)
       Basic - Class B common....................................          0.14                 (0.47)
       Diluted - Class A common..................................          0.15                 (0.47)
       Diluted - Class B common..................................          0.13                 (0.47)

Per share effect of cumulative effect of change
   in accounting principle:
       Basic - Class A common....................................      $   0.04              $      -
       Basic - Class B common....................................          0.04                     -
       Diluted - Class A common..................................          0.04                     -
       Diluted - Class B common..................................          0.03                     -

Earnings (loss) per share:
       Basic - Class A common....................................      $   0.21              $  (0.47)
       Basic - Class B common....................................          0.18                 (0.47)
       Diluted - Class A common..................................          0.19                 (0.47)
       Diluted - Class B common..................................          0.16                 (0.47)

Shares used in per share calculation:
       Basic - Class A common....................................      $ 36,599              $ 35,439
       Basic - Class B common....................................        12,474                13,181
       Diluted - Class A common..................................        58,849                48,620
       Diluted - Class B common..................................        12,622                13,181



SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                      K-V PHARMACEUTICAL COMPANY AND SUBSIDIARIES
                                              CONSOLIDATED BALANCE SHEETS
                                           (Unaudited; dollars in thousands)

                                                                                           JUNE 30,       MARCH 31,
                                                                                             2006           2006
                                                                                             ----           ----
                                                                                        (AS RESTATED)   (AS RESTATED)
                                            ASSETS
                                            ------
CURRENT ASSETS:
Cash and cash equivalents............................................................    $    58,216     $   100,706
Marketable securities................................................................        152,111         106,763
Receivables, less allowance for doubtful accounts of $396 and $397
   at June 30, 2006 and March 31, 2006, respectively.................................         48,216          53,571
Inventories, net.....................................................................         75,805          71,166
Prepaid and other assets.............................................................          6,313           7,012
Deferred tax asset...................................................................          9,301          10,072
                                                                                         -----------     -----------
   Total Current Assets..............................................................        349,962         349,290
Property and equipment, less accumulated depreciation................................        189,380         178,042
Intangible assets and goodwill, net..................................................         72,010          72,955
Other assets.........................................................................         18,967          19,026
                                                                                         -----------     -----------
TOTAL ASSETS.........................................................................    $   630,319     $   619,313
                                                                                         ===========     ===========

                                         LIABILITIES
                                         -----------
CURRENT LIABILITIES:
Accounts payable.....................................................................    $    17,877     $    17,975
Accrued liabilities..................................................................         25,025          24,676
Current maturities of long-term debt.................................................          1,820           1,681
                                                                                         -----------     -----------
   Total Current Liabilities.........................................................         44,722          44,332
Long-term debt.......................................................................        240,888         241,319
Other long-term liabilities..........................................................          5,630           5,442
Deferred tax liability...............................................................         27,216          25,221
                                                                                         -----------     -----------
TOTAL LIABILITIES....................................................................        318,456         316,314
                                                                                         -----------     -----------

COMMITMENTS AND CONTINGENCIES
                                     SHAREHOLDERS' EQUITY
                                     --------------------

7% cumulative convertible Preferred Stock, $.01 par value; $25.00 stated and liquidation value; 840,000 shares authorized; issued and outstanding --
   40,000 shares at June 30, 2006 and March 31, 2006 (convertible into Class A
   shares at a ratio of  8.4375-to-one)..............................................             --              --
Class A and Class B Common Stock, $.01 par value;150,000,000 and
   75,000,000 shares authorized, respectively;
     Class A - issued 39,816,286 and 39,660,637 at June 30, 2006
       and March 31, 2006, respectively..............................................            398             397
     Class B - issued 12,589,261 and 12,679,986 at June 30, 2006 and March 31, 2006,
       respectively (convertible into Class A shares on a one-for-one basis).........            126             127
Additional paid-in capital...........................................................        144,027         145,180
Retained earnings....................................................................        221,490         211,410
Accumulated other comprehensive loss.................................................           (243)           (211)
Less: Treasury stock, 3,125,590 shares of Class A and 92,902 shares of Class B
   Common Stock at June 30, 2006, respectively, and 3,123,975 shares of Class A and
   92,902 shares of Class B Common Stock at March 31, 2006, respectively, at cost....        (53,935)        (53,904)
                                                                                         -----------     -----------
TOTAL SHAREHOLDERS' EQUITY...........................................................        311,863         302,999
                                                                                         -----------     -----------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY...........................................    $   630,319     $   619,313
                                                                                         ===========     ===========

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   K-V PHARMACEUTICAL COMPANY AND SUBSIDIARIES
                                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                        (Unaudited; dollars in thousands)

                                                                                    THREE MONTHS ENDED
                                                                                          JUNE 30,
                                                                                -----------------------------
                                                                                    2006            2005
                                                                                -------------   -------------
                                                                                (AS RESTATED)   (AS RESTATED)
OPERATING ACTIVITIES:
Net income (loss)......................................................         $    10,098     $     (22,888)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
   Acquired in-process research and development........................                  --            29,570
   Cumulative effect of change in accounting principle.................              (1,976)               --
   Depreciation, amortization and other non-cash charges...............               5,368             3,891
   Deferred income tax provision.......................................               2,112               643
   Deferred compensation...............................................                 188               340
   Stock-based compensation............................................                 936               221
   Excess tax benefits associated with stock options...................                (210)               --
Changes in operating assets and liabilities:
   Decrease (increase) in receivables, net.............................               5,355               221
   Increase in inventories, net........................................              (4,639)           (5,988)
   Decrease in prepaid and other assets................................                 197             4,765
   Increase (decrease) in accounts payable and accrued
      liabilities......................................................                 376            (4,315)
                                                                                -----------     -------------
Net cash provided by operating activities..............................              17,805             6,460
                                                                                -----------     -------------

INVESTING ACTIVITIES:
   Purchase of property and equipment, net.............................             (15,200)          (22,392)
   Purchase of marketable securities...................................             (45,396)          (10,235)
   Purchase of preferred stock.........................................                  --           (11,300)
   Product acquisition.................................................                  --           (25,219)
                                                                                -----------     -------------
Net cash used in investing activities..................................             (60,596)          (69,146)
                                                                                -----------     -------------

FINANCING ACTIVITIES:
   Principal payments on long-term debt................................                (292)             (243)
   Dividends paid on preferred stock...................................                 (18)              (18)
   Purchase of common stock for treasury...............................                 (31)              (33)
   Excess tax benefits associated with stock options...................                 210                --
   Cash deposits received for stock options............................                 432                99
                                                                                -----------     -------------
Net cash provided by (used in) financing activities....................                 301              (195)
                                                                                -----------     -------------
Decrease in cash and cash equivalents..................................             (42,490)          (62,881)
Cash and cash equivalents:
   Beginning of year...................................................             100,706           159,825
                                                                                -----------     -------------
   End of period.......................................................         $    58,216     $      96,944
                                                                                ===========     =============

SUPPLEMENTAL INFORMATION:
   Interest paid, net of capitalized interest..........................         $     2,929     $       2,194
   Income taxes paid...................................................                 129                --
   Stock options exercised (at expiration of two-year forfeiture period)                347             1,439

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                 (dollars in thousands, except per share data)

1.   BASIS OF PRESENTATION

K-V Pharmaceutical Company and its subsidiaries ("KV" or the "Company") are primarily engaged in the development, manufacture, acquisition, marketing and sale of technologically distinguished branded and generic/non-branded prescription pharmaceutical products. The Company was incorporated in 1971 and has become a leader in the development of advanced drug delivery and formulation technologies that are designed to enhance therapeutic benefits of existing drug forms. Through internal product development and synergistic acquisitions of products, KV has grown into a fully integrated specialty pharmaceutical company. The Company also develops, manufactures and markets technologically advanced, value-added raw material products for the pharmaceutical, nutritional, food and personal care industries.

The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with U.S. Generally Accepted Accounting Principles ("GAAP") for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. However, in the opinion of management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation have been included. The balance sheet information as of March 31, 2006 has been derived from the Company's consolidated balance sheet as of that date, as restated (see Note 2). These consolidated financial statements and accompanying notes should be read in conjunction with the Company's consolidated financial statements and notes thereto for the fiscal year ended March 31, 2007, which are included in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2007 to be filed with the Securities and Exchange Commission (the "2007 Form 10-K").

2.  RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS

REVIEW OF STOCK OPTION GRANT PRACTICES

BACKGROUND AND CONCLUSIONS
This Form 10-Q/A reflects the restatement of the Company's consolidated balance sheets as of June 30, 2006, March 31, 2006 and June 30, 2005 and the related consolidated statements of operations and cash flows for the three months ended June 30, 2006 and 2005. In the Company's 2007 Form 10-K, the Company is restating its consolidated balance sheet as of March 31, 2006, and the related consolidated statements of income, comprehensive income, shareholders' equity, and cash flows for the fiscal years ended March 31, 2006 and 2005. The Company has not amended, and does not intend to amend, its previously filed Annual Reports on Form 10-K or Quarterly Reports on Form 10-Q for each of the fiscal years and fiscal quarters of 1996 through 2006. The Company will be filing Quarterly Reports on Form 10-Q for the quarters ended September 30, 2006 and December 31, 2006, that contain the restatement of its consolidated statements for certain interim periods as discussed therein.

On October 31, 2006, the Company announced that it had been served with a derivative lawsuit filed in St. Louis City Circuit Court alleging that certain stock option grants to current or former officers and directors between 1995 and 2002 were dated improperly. In accordance with the Company's established corporate governance procedures, the Board of Directors referred this matter to the independent members of its Audit Committee (the "Special Committee" or "Committee").

Shortly thereafter, the Special Committee commenced an investigation of the Company's stock option grant practices, assisted by of independent legal counsel and forensic accounting experts engaged by the Committee, with the objectives of evaluating the Company's accounting for stock options for compliance with GAAP and for compliance with the terms of its related stock option plans over the period January 1, 1995 through October 31, 2006 (the "relevant period").

On October 11, 2007, the Company filed a Current Report on Form 8-K announcing that the Special Committee had completed its investigation. The investigation concluded that there was no evidence that any employee, officer or director of the Company engaged in any intentional wrongdoing or was aware that the Company's policies and procedures for granting and accounting for stock options were materially non-compliant with GAAP. The investigation also found no intentional violation of law or accounting rules with respect to the Company's historical stock option grant practices.

However, the Special Committee concluded that stock-based compensation expense resulting from the stock option grant practices followed by the Company was not recorded in accordance with GAAP because the expense computed for most of the grants reflected incorrect measurement dates for financial accounting purposes. The "measurement date" under applicable accounting principles, namely APB 25 and related interpretations, is the first date on which all of the following are known and not subject to change: (a) the individual who is entitled to receive the option grant, (b) the number of options that an individual is entitled to receive, and (c) the option's exercise price.

FINDINGS AND ACCOUNTING CONSIDERATIONS
In general, stock options were granted to employees, executives and non-employee members of the Board of Directors over the relevant period under the terms of the Company's 1991 and 2001 Incentive Stock Option Plans (the "option plans"). In addition to options granted to the CEO under those plans, options were awarded to him under the terms of his employment agreement in lieu of, and in consideration for a reduction of, the cash bonus provided for in that agreement.

The option plans required grants to be approved by the Compensation Committee of the Board of Directors. Under the option plans, options were to be granted with exercise prices set at no less than the fair market value of the underlying common stock at the date of grant. The 1991 plan provided for the exclusive grant of Incentive Stock Options ("ISOs") as defined by Internal Revenue Code Section 422, while the 2001 plan provided for the grant of ISOs and non-qualified stock options ("NSOs"). Under the plans, options granted to employees other than the CEO or directors are subject to a ten-year ratable vesting period. Options granted to the CEO and directors generally vest ratably over five years.

Both option plans require that shares received upon exercise of an option cannot be sold for two years. If the employee terminates employment voluntarily or involuntarily (other than by retirement, death or disability) during the two-year forfeiture period, the option plans provide the Company may elect to repurchase the shares at the lower of the exercise price of the option or the fair market value of the stock on the date of termination. The Company has changed its accounting for stock-based compensation to consider this provision of the option plans as a forfeiture provision to be accounted for in accordance with the guidance provided in EITF No. 00-23, " Issues Related to Accounting for Stock Based Compensation under APB 25 and FIN 44", specifically Paragraph 78 and Issue 33 (a), "Accounting for Early Exercise". In accordance with EITF No. 00-23, cash paid by an employee for the exercise price is considered a deposit or a prepayment of the exercise price that is recognized as a current liability when received by the Company at the beginning of the two-year forfeiture period. The receipt of the exercise price is recognized as a current liability because the options are deemed not exercised and the option shares are not considered issued until an employee bears the risk and rewards of ownership. The options are accounted for as exercised when the two-year forfeiture period lapses. In addition, because the options are not considered exercised for accounting purposes, the shares in the two-year forfeiture period are not considered outstanding for purposes of computing basic EPS.

The Company had accounted for all option grants as fixed in accordance with the provisions of APB 25, using the date of grant as the measurement date. Because the exercise price of the option was equal to or greater than the market price of the stock at the measurement date fixed by the terms of the awards, under prior procedures the Company did not recognize any compensation expense since the option had no intrinsic value, intrinsic value being the difference between the exercise price and the market price of the underlying stock at the measurement date.

 As noted above, the Special Committee determined that the Company's accounting for most of the stock option grants was not in accordance with GAAP because the date of grant, as defined by the Company, was not a proper measurement date. To correct the errors, and consistent with the accounting literature and guidance from the Securities and Exchange Commission ("SEC"), the Company organized the grants into categories based on grant type and process by which the grant was finalized. Based on the relevant facts and circumstances, the Company applied the authoritative accounting standard (APB 25 and related interpretations) to determine, for every grant within each category, the proper measurement date. If the measurement date was not the originally assigned grant date, accounting adjustments were made as required, resulting in stock-based compensation expense and related tax effects. The grants were classified as follows: (1) promotion/retention grants to executives and employees and new hire grants ("employee options"); (2) grants to persons elected or appointed to the Board of Directors ("director options"); and

(3) bonus option grants to the CEO in lieu of cash bonus payments under the terms of his employment agreement ("bonus options").

Employee Options. The evidence obtained through the investigation indicates
----------------
that employee options were granted based on the lowest market price in the quarter of grant determined from an effective date (as defined below) to the end of the quarter. The exercise price and grant date of the options were determined by looking back from the end of the quarter to the effective date and choosing the lowest market price during that period. The date on which the market price was lowest became the grant date. This procedure to "look back" to the lowest market price in the preceding quarter to set the exercise price was widely known and understood within the Company. The effective date was either the date on which the option recipients and the number of shares to be granted were determined and approved by the CEO, the date of a promotion or the date of hire. For new hires and promotions of existing employees, which represents substantially all of the award recipients, the terms of the award, except for the exercise price, were communicated to the recipients prior to the end of the quarter. At the end of the quarter, when the exercise price was determined, board consents were prepared, dated as of the date on which the stock price was lowest during the quarter, to be approved by the members of the Compensation Committee. The evidence obtained through the investigation indicates the Compensation Committee never changed or denied approval of any grants submitted to them and, as such, their approval was considered a routine matter. Based on the evidence and findings of the Special Committee, the results of management's analysis, the criteria specified in APB 25 for determining measurement dates and guidance from the staff of the SEC, the Company has concluded that the measurement dates for the employee options should not have been the originally assigned grant dates, but instead, should have been the end of the quarter in which awards were granted when the exercise price and number of shares granted were fixed. Changing the measurement dates from the originally assigned grant date to the end of the quarter resulted in recognition of additional stock-based compensation expense of $143, net of tax, on 1,330 stock option grants for the three months ended June 30, 2005.

Director Options. Director options were issued, prior to the effective date of
----------------
the Sarbanes-Oxley Act ("Sarbanes-Oxley") in August 2002, using the same "look back" process as described above for employee options. This process was changed when the time for filing Form 4s was shortened under the provisions of the Sarbanes-Oxley Act, to award options with exercise prices equal to the fair market value of the stock on the date of grant. Prior to this change in grant practice, the Company concluded that the measurement date for the director options should be the end of the quarter. Changing the measurement date from the originally assigned grant date to the end of the quarter resulted in recognition of additional stock-based compensation expense of $8, net of tax, on 14 stock option grants for the three months ended June 30, 2005.

Bonus Options. Under the terms of the CEO's employment agreement, he is
-------------
permitted the alternative of electing incentive stock options, restricted stock or discounted stock options in lieu of the payment of part or all of the incentive bonus due to him in cash. In the event of an election to receive options in lieu of cash incentive, those options were to be valued using the Black-Scholes option pricing model, applying the same assumptions as those used in the Company's most recent proxy statement. The employment agreement provides that the CEO's annual bonus is based on fiscal year net income.

Prior to fiscal 2005, the CEO received ten bonus option grants, consisting of 337,500 shares of Class A Common Stock and 1,743,750 shares of Class B Common Stock under this arrangement. The CEO and the Board's designated representative (the Company's Chief Financial Officer) negotiated the terms of the bonus options, including the number of shares covered, the exercise price and the grant date (the latter being selected using a "look back" process similar to that followed in granting employee and director options). The Company typically granted bonus options prior to fiscal year-end, shortly after such agreement was reached. These bonus options were fully vested at grant, had three to five year terms, were granted with a 10% or 25% premium to the market price of the stock on the selected grant date and were subject to the approval of the Compensation Committee. The CEO's cash bonus payable at the end of the fiscal year in which the options were granted was reduced by the Black-Scholes value of the options according to their terms.

Based on the facts and circumstances relative to the process for granting the bonus options, the Special Committee determined, and the Company has agreed, that the measurement dates for these options should be the end of the fiscal year in which they were granted. The end of the fiscal year was used as the measurement date because that is the date on which the amount of the annual bonus could be determined and therefore the terms of the option could be fixed under APB 25. This conclusion is predicated on the assumption that the terms of the option were linked to the amount of the bonus earned. While it was permissible to agree upon the number of shares that were to be issued prior to the end of the year and would not be forfeitable, under GAAP the exercise price is considered variable until the amount of the bonus could be determined with finality. The variability in the exercise price results from the premise that the CEO would have been required to repay any shortfall in the bonus earned from the value assigned to the option by the Black-Scholes model. Any amount repaid to cure the bonus shortfall would in substance be an increase in the exercise price of the option. Since the exercise price could not be determined with certainty until the amount of the bonus was known, the Company has applied variable accounting to the bonus options from the date of grant to the final fiscal year-end measurement date. Variable accounting requires that compensation expense is to be determined by comparing the quoted market value of the shares covered by the option grant to the exercise price at each intervening balance sheet date until the terms of the option become fixed.

The compensation expense associated with the CEO's estimated bonus was accrued throughout the fiscal year. When the value of a bonus option was determined using the Black-Scholes model, previously recorded compensation expense associated with the accrual of the estimated bonus was reversed in the amount of the value assigned to the bonus option. The previously recorded compensation expense should not have been reversed. The Company developed a methodology in the restatement process that considers both the intrinsic value of the option under APB 25 and the Black-Scholes value assigned to the bonus option in determining the amount of compensation expense to recognize once the exercise price of the option becomes fixed and variable accounting ends. Under this methodology, the intrinsic value of the option is determined at the fiscal year-end measurement date under the principles of APB 25. The intrinsic value is then compared to the Black-Scholes value assigned to the option for compensation purposes (the bonus value). The bonus value is the amount that would have been accrued during the fiscal year through the grant date as part of the total liability for the CEO's bonus. The greater of the intrinsic value or bonus value is recorded as compensation expense. Using this methodology and the fiscal year-end as the measurement dates, resulted in an increase in stock-based compensation expense of $6,944 over the period from fiscal 1996 through fiscal 2004. There was no tax benefit associated with this expense due to the tax years being closed.

OTHER MODIFICATIONS OF OPTION TERMS
As described above, under the terms of the option plans, shares received on exercise of an option are to be held for the employee for two years during which time the shares cannot be sold. If the employee terminates employment voluntarily or involuntarily (other than by retirement, death or disability) during the two-year forfeiture period the option plans provide the Company with the option of repurchasing the shares at the lower of the exercise price or the fair market value of the stock on the date of termination. In some circumstances the Company elected not to repurchase the shares upon termination of employment while the shares were in the two-year forfeiture period, essentially waiving the remaining forfeiture period requirement. The Company previously did not recognize this waiver as requiring a new measurement date.

Based on management's analysis, the Company has concluded that a new measurement date should have been recognized in two situations: (1) where the employee terminated and the Company did not exercise its right under the option plans to buy back the shares in the two-year forfeiture period, and (2) where the forfeiture provision was waived and the employee subsequently terminated within two years of the exercise date. The Company now considers both of these waivers to be an acceleration of the vesting period because the forfeiture provision was waived. The employee is no longer subject to a service condition to earn the right to the shares and will benefit from the modification. As such, a new measurement date is required. In this case the new measurement date is the date the forfeiture provision was waived with additional stock-based compensation expense being recognized at the date of termination. Since the shares were fully vested, the intrinsic value of the option at the new measurement date in excess of the intrinsic value at the original measurement date should be expensed immediately. The new measurement dates resulted in an increase in stock-based compensation expense of $1, net of tax, on one stock option grant for the three months ended June 30, 2005.

STOCK OPTION ADJUSTMENTS
A discussion of the stock option restatement adjustments follows and a table reflecting the impact of these adjustments is presented below on page 14.

Stock-based Compensation Expense. Although the period for the Special
--------------------------------
Committee's investigation was January 1, 1995 to October 31, 2006, the Company extended the period of review back to 1986 in its analysis of the aggregate impact of the measurement date changes because the incorrect accounting for stock options extended that far back in time. The Company has concluded that the measurement date changes identified by the Special Committee's investigation and management's analysis resulted in an understatement of stock-based compensation expense arising from stock option grants since 1986, affecting the Company's consolidated financial statements for each year beginning with the fiscal year ended March 31, 1986. The impact of the misstatements on the consolidated financial statements for the fiscal years from 1986 to 1995 was not considered material, individually or in the aggregate.

As previously discussed, the Company now considers the two-year repurchase option specified in the option plans to be a forfeiture provision that goes into effect when stock options are exercised. Therefore, the service period necessary for an employee to earn an award varies based on the timing of stock option exercises. The Company initially expenses each award (i.e., all tranches of an option award) on a straight-line basis over ten years, which is the period that stock options become exercisable. The Company ensures the cumulative compensation expense for an award as of any date is at least equal to the measurement-date intrinsic value of those options that have vested (i.e., when the two-year forfeiture period has ended). If stock options expire unexercised or an employee terminates employment after options become exercisable, no compensation expense associated with the exercisable, but unexercised options, is reversed. In those instances where an employee terminates employment before options become exercisable or the Company repurchases the shares during the two-year forfeiture period, compensation expense for those options, is reversed as a forfeiture.

In addition, management reviewed its adoption of SFAS No. 123 (revised 2004), "Share-Based Payment" ("SFAS 123R"), and identified several changes to be made to its initial application of this standard. These changes included:

* The impact of the measurement date changes determined by the Special Committee and management were incorporated into the fair value calculations.
* The two-year post exercise service condition was originally considered to be a post-vesting restriction that was accounted for by applying a 12% discount factor to the current market price used in the determination of fair value. The effect of the discount factor was eliminated from the fair value calculation since the two-year post- exercise service condition is now considered to be a forfeiture provision.
* The requisite service period was redefined to consider the effect of the two-year post-exercise service condition.
* The assumptions used in the fair value calculation for all outstanding stock options, including the expected term and the risk-free rate, were adjusted to consider the effect of the two-year post-exercise service condition.

The effect of these changes resulted in an increase in stock-based compensation expense of $442 for the three months ended June 30, 2006.

Payroll Taxes, Interest and Penalties. In connection with the stock-based
-------------------------------------
compensation adjustments, the Company determined that certain options previously classified as ISO grants were determined to have been granted with an exercise price below the fair market value of the Company's stock on the revised measurement dates. Under Internal Revenue Code Section 422, ISOs may not be granted with an exercise price less than the fair market value on the date of grant, and therefore these grants would not likely qualify for ISO tax treatment. The disqualification of ISO classification exposes the Company and the affected employees to payroll related withholding taxes once the underlying shares are released from the post exercise two-year forfeiture period and the substantial risk of forfeiture has lapsed (the "taxable event"). The Company and the affected employees may also be subject to interest and penalties for failing to properly withhold taxes and report this taxable event on their respective tax returns. The Company is currently reviewing the potential disqualification of ISO grants and the related withholding tax implications with the Internal Revenue Service ("IRS") for calendar years 2004, 2005 and 2006 in an effort to reach agreement on the resulting tax liability. In the meantime, the Company has recorded expenses related to the withholding taxes, interest and penalties associated with options which would have created a taxable event in calendar years 2004, 2005 and 2006. The estimated payroll tax liability at March 31, 2006 for this disqualification of tax treatment associated with ISO awards totaled $3,278. In addition, the Company recorded an income tax benefit of $909 related to this liability.

Income Tax Benefit. The Company reviewed the income tax effect of the
------------------
stock-based compensation charges, and it believes the proper income tax accounting for stock options under GAAP depends, in part, on the tax distinction of the stock options as either ISOs or NSOs. Because of the potential impact of the measurement date changes on the qualified status of the options, the Company has determined that substantially all of the options originally intended to be ISOs might not be qualified under the tax regulations, and therefore should be accounted for as if they were NSOs for financial accounting purposes. An income tax benefit has resulted from the determination that certain NSOs for which stock-based compensation expense was recorded will create an income tax deduction. This tax benefit has resulted in an increase to the Company's deferred tax assets for stock options prior to the occurrence of a taxable event or the forfeiture of the related options. Upon the occurrence of a taxable event or forfeiture of the underlying options, the corresponding deferred tax asset is reversed and the excess or deficiency in the deferred tax assets is recorded to paid-in capital in the period in which the taxable event or forfeiture occurs. The Company has recorded a deferred tax asset of $1,320 as of March 31, 2006, related to stock options.

REVIEW OF TAX POSITIONS (UNRELATED TO STOCK OPTIONS)

In addition, the Company's restated consolidated financial statements include an adjustment to increase the provision for income taxes and taxes payable to reflect additional liabilities associated with tax positions claimed on filed tax returns for fiscal years 2004, 2005 and 2006 that should have been recorded in accordance with GAAP, partially offset by certain expected tax refunds. As of March 31, 2006, the Company's liability for taxes payable increased $5,407 as a result of these adjustments.

OTHER ADJUSTMENTS (UNRELATED TO STOCK OPTIONS)

In addition to the restatement adjustments associated with stock options and income taxes discussed above, the Company's restated consolidated financial statements include an adjustment for fiscal years 2002 through 2006 to reflect the correction of errors related to the recognition of revenue associated with shipments to customers under FOB destination terms and an adjustment to reduce the estimated liability for employee medical claims incurred but not reported at March 31, 2006. The Company improperly recognized revenue for certain customers prior to when title and risk of ownership transferred to the customer. The aggregate impact of these adjustments over the periods affected was a decrease in net revenue of $1,175 and a decrease in net income of $385. The aggregate impact on net income reflects a $498 decrease associated with the net revenue errors and a $113 increase related to the adjustment of the liability for medical claims.

The table below reflects the impacts of the restatement adjustments discussed above on the Company's consolidated statements of income for the periods presented below (in thousands):

                                                                                                CUMULATIVE
                                                                                              APRIL 1, 1995
                                                    THREE MONTHS ENDED   THREE MONTHS ENDED      THROUGH
CATEGORY OF ADJUSTMENTS:                               JUNE 30, 2006        JUNE 30, 2005     MARCH 31, 2004
------------------------                            ------------------   ------------------   --------------
                                                                                                    (a)
Pretax income impact:
  Stock-based compensation expense (b)              $             442    $             221    $      13,626
  Payroll tax expense and penalties (b)                           413                  172              439
  Other adjustments                                             1,824                  265            1,666
                                                    ------------------   ------------------   --------------
   Decrease in pretax income                                    2,679                  658           15,731
                                                    ------------------   ------------------   --------------

Income tax impact:
  Stock-based compensation expense                               (276)                 (68)          (1,050)
  Payroll taxes                                                  (200)                 (47)            (123)
  Other income tax adjustments (c)                                266                  490            1,689
  Other adjustments                                              (713)                 (89)            (584)
                                                    ------------------   ------------------   --------------
   Increase (decrease) in income tax expense                     (923)                 286              (68)
                                                    ------------------   ------------------   --------------
Total net decrease to income before
     cumulative effect of change in
     accounting principle                                       1,756                  944           15,663
Cumulative effect of change in
     accounting principle (d)                                  (1,976)                   -                -
                                                    ------------------   ------------------   --------------
Total net decrease (increase) to net income         $            (220)   $             944    $      15,663
                                                    ==================   ==================   ==============

  ------------------------
  (a) The cumulative effect of the restatement adjustments from fiscal 1996 through fiscal 2004 is summarized below:

                             STOCK OPTION ADJUSTMENTS                                  OTHER ADJUSTMENTS            DECREASE
                        ---------------------------------    OTHER INCOME      --------------------------------  (INCREASE) TO
YEARS ENDED MARCH 31,       PRETAX          INCOME TAX      TAX ADJUSTMENTS        PRETAX         INCOME TAX       NET INCOME
---------------------   ---------------    --------------  ------------------  ---------------  ---------------  ----------------

1996                     $         829 (e)  $          -    $              -    $           -    $           -    $          829
1997                               657                (1)                  -                -                -               656
1998                             2,391               (19)                  -                -                -             2,372
1999                               535               (27)                  -                -                -               508
2000                             1,998               (62)                  -                -                -             1,936
2001                             1,722              (141)                  -                -                -             1,581
2002                             2,317              (219)                  -            2,534             (918)            3,714
2003                             1,187              (248)                  -           (1,610)             590               (81)
2004                             2,429              (456)              1,689              742             (256)            4,148
                        ---------------    --------------  ------------------  ---------------  ---------------  ----------------
Cumulative effect        $      14,065      $     (1,173)   $          1,689    $       1,666    $        (584)   $       15,663
                        ===============    ==============  ==================  ===============  ===============  ================

(b) Stock-based compensation expenses including related payroll taxes, interest and penalties, have been recorded as adjustments to the selling and administrative expenses line item in the Company's consolidated statements of income for each period.
(c) This represents liabilities associated with tax positions taken in these periods, partially offset by certain expected tax refunds and is not related to accounting for stock options.
(d) Adjustment to recognize the effect of estimated forfeitures related to outstanding awards that are not expected to vest as of the adoption date of SFAS 123R.
(e) Includes additional expense from 1986 to 1995 totaling $636, the affect of which on the consolidated financial statements for 1996 and for each year 1986 to 1995 was not material.

Consolidated Statements of Operations Impact

The following table reconciles the Company's previously reported results to the restated consolidated statements of operations for the three months ended June 30, 2006 and 2005:

                                                                     THREE MONTHS ENDED JUNE 30,
                                          ---------------------------------------------------------------------------------------
                                                           2006                                        2005
                                          -----------------------------------------  --------------------------------------------
                                               AS                                         AS
                                           PREVIOUSLY                      AS         PREVIOUSLY                         AS
                                            REPORTED    ADJUSTMENTS     RESTATED       REPORTED    ADJUSTMENTS        RESTATED
                                            --------    -----------     --------       --------    -----------        --------

Net revenues                                $ 98,383     $ (2,183)      $ 96,200      $  85,475       $ (432)        $  85,043
Cost of sales                                 33,821         (359)        33,462         26,202         (167)           26,035
                                          ---------------------------------------  --------------------------------------------
Gross profit                                  64,562       (1,824)        62,738         59,273         (265)           59,008
                                          ---------------------------------------  --------------------------------------------
Operating expenses:
    Research and development                   7,890            -          7,890          7,632            -             7,632
    Purchased in-process research and                                          -                                             -
        development and transaction costs          -            -              -         30,441            -            30,441
    Selling and administrative                39,283          855         40,138         37,360          393            37,753
    Amortization of intangibles                1,197            -          1,197          1,180            -             1,180
                                          ---------------------------------------  --------------------------------------------
Total operating expenses                      48,370          855         49,225         76,613          393            77,006
                                          ---------------------------------------  --------------------------------------------
Operating income (loss)                       16,192       (2,679)        13,513        (17,340)        (658)          (17,998)
                                          ---------------------------------------  --------------------------------------------
Other expense (income):
    Interest expense                           2,236            -          2,236          1,377            -             1,377
    Interest and other income                 (2,058)           -         (2,058)        (1,053)           -            (1,053)
                                          ---------------------------------------  --------------------------------------------
Total other expense, net                         178            -            178            324            -               324
                                          ---------------------------------------  --------------------------------------------
Income (loss) before income taxes and
    cumulative effect of change in
    accounting principle                      16,014       (2,679)        13,335        (17,664)        (658)          (18,322)
    Provision for income taxes                 6,136         (923)         5,213          4,280          286             4,566
                                          ---------------------------------------  --------------------------------------------
Income (loss) before cumulative effect of
    change in accounting principle             9,878       (1,756)         8,122        (21,944)        (944)          (22,888)
Cumulative effect of change in
    accounting principle (net
    of $670 in taxes)                              -        1,976          1,976              -            -                 -
                                          ---------------------------------------  --------------------------------------------
Net income (loss)                           $  9,878     $    220       $ 10,098      $ (21,944)      $ (944)        $ (22,888)
                                          =======================================  ============================================

                                                                       (CONTINUED)

                                                                        THREE MONTHS ENDED JUNE 30,
                                            ----------------------------------------------------------------------------------------
                                                             2006                                         2005
                                            -------------------------------------------  -------------------------------------------
                                                 AS                                           AS
                                             PREVIOUSLY                        AS         PREVIOUSLY                        AS
                                              REPORTED    ADJUSTMENTS       RESTATED       REPORTED    ADJUSTMENTS       RESTATED
                                              --------    -----------       --------       --------    -----------       --------

Earnings (loss) per share before effect of
    change in accounting principle:
    Basic - Class A common                    $   0.21     $ (0.04)         $   0.17       $  (0.45)    $ (0.02)         $  (0.47)
    Basic - Class B common                        0.17       (0.03)             0.14          (0.45)      (0.02)            (0.47)
    Diluted - Class A common (a)                  0.18       (0.03)             0.15          (0.45)      (0.02)            (0.47)
    Diluted - Class B common (a)                                                0.13                                        (0.47)

Per share effect of cumulative effect of
    change in accounting principle:
    Basic - Class A common                    $      -     $  0.04          $   0.04       $      -     $     -          $      -
    Basic - Class B common                           -        0.04              0.04              -           -                 -
    Diluted - Class A common (a)                     -        0.04              0.04              -           -                 -
    Diluted - Class B common (a)                                                0.03                                            -

Earnings (loss) per share:
    Basic - Class A common                    $   0.21     $     -          $   0.21       $  (0.45)    $ (0.02)         $  (0.47)
    Basic - Class B common                        0.17        0.01              0.18          (0.45)      (0.02)            (0.47)
    Diluted - Class A common (a)                  0.18        0.01              0.19          (0.45)      (0.02)            (0.47)
    Diluted - Class B common (a)                                                0.16                                        (0.47)

Shares used in per share calculation:
    Basic - Class A common                      36,944        (345) (b)       36,599       $ 35,961        (522) (b)       35,439
    Basic - Class B common                      12,551         (77) (b)       12,474         13,359        (178) (b)       13,181
    Diluted - Class A common (a)                59,476        (627) (b)       58,849         49,320        (700) (b)       48,620
    Diluted - Class B common (a)                                              12,622                                       13,181



----------------------
(a) In fiscal 2007, the Company began reporting diluted earnings per share for Class B Common Stock under the two-class method which does not assume the conversion of Class B Common Stock into Class A Common Stock. Previously, the Company did not present diluted earnings per share for Class B Common Stock.
(b) Adjustment to reflect impact of unrecognized stock-based compensation and excess tax benefits in applying the treasury stock method and unvested stock options in the two-year forfeiture period.

Consolidated Balance Sheets Impact

The following tables reconcile the consolidated balance sheets previously reported as of June 30, 2006, March 31, 2006 and June 30, 2005 to the restated amounts:

                                                                          JUNE 30, 2006
                                               --------------------------------------------------------------------
                                                    AS
                                                PREVIOUSLY                                                AS
                                                 REPORTED       ADJUSTMENTS                            RESTATED
                                                 --------       -----------                            --------

Current assets:
Cash and cash equivalents                       $   58,216      $         -                            $  58,216
Marketable securities                              152,111                -                              152,111
Receivables, net                                    51,574           (3,358) (h)                          48,216
Inventories, net                                    75,058              747  (h)                          75,805
Prepaid and other assets                             6,264               49  (a)                           6,313
Deferred tax asset                                   7,463            1,838  (b)(c)(f)(g)(h)(i)            9,301
                                               ------------------------------------------------------------------
      Total current assets                         350,686             (724)                             349,962
Property and equipment, net                        189,380                -                              189,380
Intangible assets and goodwill, net                 72,010                -                               72,010
Other assets                                        18,967                -                               18,967
                                               ------------------------------------------------------------------
Total assets                                    $  631,043      $      (724)                           $ 630,319
                                               ==================================================================

Current liabilities:
Accounts payable                                $   17,877      $         -                            $  17,877
Accrued liabilities                                 17,614            7,411  (c)(d)(e)(f)(h)(i)           25,025
Current maturities of long-term debt                 1,820                -                                1,820
                                               ------------------------------------------------------------------
      Total current liabilities                     37,311            7,411                               44,722
Long-term debt                                     240,888                -                              240,888
Other long-term liabilities                          5,630                -                                5,630
Deferred tax liability                              27,216                -                               27,216
                                               ------------------------------------------------------------------
Total liabilities                                  311,045            7,411                              318,456
                                               ------------------------------------------------------------------

Commitments and contingencies                            -                -                                    -

Shareholders' equity:
Preferred stock                                          -                -                                    -
Class A Common Stock                                   401               (3) (d)                             398
Class B Common Stock                                   126                -                                  126
Additional paid-in capital                         130,293           13,734  (b)(d)(f)(g)                144,027
Retained earnings                                  243,356          (21,866) (a)(b)(c)(e)(f)(g)(h)(i)    221,490
Accumulated other comprehensive income                (243)               -                                 (243)
Less: Treasury stock                               (53,935)               -                              (53,935)
                                               ------------------------------------------------------------------
Total shareholders' equity                         319,998           (8,135)                             311,863
                                               ------------------------------------------------------------------
Total liabilities and shareholders' equity      $  631,043      $      (724)                           $ 630,319
                                               ==================================================================


                                                                        MARCH 31, 2006
                                               ----------------------------------------------------------------
                                                    AS
                                                PREVIOUSLY                                           AS
                                                 REPORTED       ADJUSTMENTS                       RESTATED
                                                 --------       -----------                       --------

Current assets:
Cash and cash equivalents                        $ 100,706      $         -                       $ 100,706
Marketable securities                              106,763                -                         106,763
Receivables, net                                    54,746           (1,175) (h)                     53,571
Inventories, net                                    70,778              388  (h)                     71,166
Prepaid and other assets                             6,963               49  (a)                      7,012
Deferred tax asset                                   8,034            2,038  (c)(f)(h)(i)            10,072
                                               -------------------------------------------------------------
      Total current assets                         347,990            1,300                         349,290
Property and equipment, net                        178,042                -                         178,042
Intangible assets and goodwill, net                 72,955                -                          72,955
Other assets                                        19,026                -                          19,026
                                               -------------------------------------------------------------
Total assets                                     $ 618,013      $     1,300                       $ 619,313
                                               =============================================================

Current liabilities:
Accounts payable                                 $  17,975      $         -                       $  17,975
Accrued liabilities                                 17,100            7,576  (c)(d)(e)(f)(h)(i)      24,676
Current maturities of long-term debt                 1,681                -                           1,681
                                               -------------------------------------------------------------
      Total current liabilities                     36,756            7,576                          44,332
Long-term debt                                     241,319                -                         241,319
Other long-term liabilities                          5,442                -                           5,442
Deferred tax liability                              25,221                -                          25,221
                                               -------------------------------------------------------------
Total liabilities                                  308,738            7,576                         316,314
                                               -------------------------------------------------------------

Commitments and contingencies                            -                -                               -

Shareholders' equity:
Preferred stock                                          -                -                               -
Class A Common Stock                                   400               (3) (d)                        397
Class B Common Stock                                   127                -                             127
Additional paid-in capital                         129,367           15,813  (b)(d)(f)(g)           145,180
Retained earnings                                  233,496          (22,086) (a)(c)(e)(f)(h)(i)     211,410
Accumulated other comprehensive income                (211)               -                            (211)
Less: Treasury stock                               (53,904)               -                         (53,904)
                                               -------------------------------------------------------------
Total shareholders' equity                         309,275           (6,276)                        302,999
                                               -------------------------------------------------------------
Total liabilities and shareholders' equity       $ 618,013      $     1,300                       $ 619,313
                                               =============================================================

(a) Adjustment for accrued interest associated with certain expected tax refunds.
(b) Adjustment for stock-based compensation expense pursuant to SFAS 123R ($442) and the related tax impact ($276).
(c) Adjustment for payroll taxes, interest and penalties associated with stock-based compensation expense ($3,691 at June 30, 2006 and $3,278 at March 31, 2006) and the related income tax impact ($1,109 at June 30, 2006 and $909 at March 31, 2006).
(d) Adjustment for exercise deposits received by the Company for stock options in the two-year forfeiture period ($2,001 at June 30, 2006 and $1,916 at March 31, 2006).
(e) Adjustment for additional liabilities associated with tax positions, partially offset by certain expected tax refunds ($5,673 at June 30, 2006 and $5,407 at March 31, 2006).
(f) Adjustment for stock-based compensation expense pursuant to APB 25 ($15,632) and income tax impact associated with stock-based compensation expense pursuant to APB 25 ($1,658), partially offset by net effect of tax benefit realized in accrued taxes ($2,642 at June 30, 2006 and $2,432 at March 31, 2006) and excess tax benefit reflected in paid-in capital ($2,304 at June 30, 2006 and $2,094 at March 31, 2006).
(g) Adjustment for the cumulative effect of a change in accounting principle to reflect the effect of estimated forfeitures related to outstanding awards that are not expected to vest as of the adoption date ($1,976, net of $670 in taxes).
(h) Adjustment to record net revenue and cost of sales when product is received by the customer instead of shipping date for certain customers (decrease in receivables of $3,358 at June 30, 2006 and $1,175 at March 31, 2006; increase in inventories of $747 at June 30, 2006 and $388 at March 31, 2006; decrease in deferred tax assets of $131 at June 30, 2006 and $125 at March 31, 2006; decrease in accrued liabilities of $1,133 at June 30, 2006 and $414 at March 31, 2006; and, decrease in retained earnings of $1,609 at June 30, 2006 and $498 at March 31, 2006).
(i) Adjustment for reduction in estimated liability associated with employee medical claims incurred but not reported (decrease in deferred tax assets of $66; decrease in accrued liabilities of $179; and, increase in retained earnings of $113).

Consolidated Balance Sheets Impact

                                                                               JUNE 30, 2005
                                                      -----------------------------------------------------------------
                                                           AS
                                                       PREVIOUSLY                                               AS
                                                        REPORTED          ADJUSTMENTS                        RESTATED
                                                        --------          -----------                        --------

Current assets:
Cash and cash equivalents                              $   96,944          $       -                        $   96,944
Marketable securities                                      55,929                  -                            55,929
Receivables, net                                           62,572             (1,629) (f)                       60,943
Inventories, net                                           59,766                596  (f)                       60,362
Prepaid and other assets                                    4,977                 22  (a)                        4,999
Deferred tax asset                                          6,555              1,477  (b)(c)(f)                  8,032
                                                      ------------        ---------------------------      ------------
      Total current assets                                286,743                466                           287,209
Property and equipment, net                               151,612                  -                           151,612
Intangible assets and goodwill, net                        76,099                  -                            76,099
Other assets                                               19,319                  -                            19,319
                                                      ------------        ---------------------------      ------------
Total assets                                           $  533,773          $     466                        $  534,239
                                                      ============        ===========================      ============

Current liabilities:
Accounts payable                                       $   14,313          $       -                        $   14,313
Accrued liabilities                                        14,986              5,983  (b)(c)(d)(e)(f)           20,969
Current maturities of long-term debt                          973                  -                               973
                                                      ------------        ---------------------------      ------------
      Total current liabilities                            30,272              5,983                            36,255
Long-term debt                                            209,524                  -                           209,524
Other long-term liabilities                                 4,817                  -                             4,817
Deferred tax liability                                     18,354                  -                            18,354
                                                      ------------        ---------------------------      ------------
Total liabilities                                         262,967              5,983                           268,950
                                                      ------------        ---------------------------      ------------

Commitments and contingencies                                   -                  -                                 -

Shareholders' equity:
Preferred stock                                                 -                  -                                 -
Class A Common Stock                                          393                 (4) (d)                          389
Class B Common Stock                                          132                  -                               132
Additional paid-in capital                                128,280             13,147  (b) (d)                  141,427
Retained earnings                                         195,818            (18,660) (a)(b)(c)(e)(f)          177,158
Accumulated other comprehensive income                       (133)                 -                              (133)
Less: Treasury stock                                      (53,684)                 -                           (53,684)
                                                      ------------        ---------------------------      ------------
Total shareholders' equity                                270,806             (5,517)                          265,289
                                                      ------------        ---------------------------      ------------
Total liabilities and shareholders' equity             $  533,773          $     466                        $  534,239
                                                      ============        ===========================      ============

----------------------
(a) Adjustment for accrued interest associated with certain expected tax refunds.
(b) Adjustment for stock-based compensation expense pursuant to APB 25 ($14,926) and income tax impact associated with stock-based compensation expense pursuant to APB 25 ($1,441), partially offset by net effect of tax benefit realized in accrued taxes ($840) and excess tax benefit reflected in paid-in capital ($746).
(c) Adjustment for payroll taxes, interest and penalties associated with stock-based compensation expense ($1,157) and the related income tax impact ($320).
(d) Adjustment for exercise deposits received by the Company for stock options in the two-year forfeiture period ($2,529).
(e) Adjustment for additional liabilities associated with tax positions, partially offset by certain expected tax refunds ($3,699).
(f) Adjustment to record net revenue and cost of sales when product is received by the customer instead of shipping date for certain customers (decrease in receivables of $1,629; increase in inventories of $596; decrease in deferred tax assets of $190; decrease in accrued liabilities of $562; and, decrease in retained earnings of $661).

Consolidated Statements of Cash Flows Impact

The following table reconciles the consolidated statements of cash flows previously reported for the three months ended June 30, 2006 and 2005 to the restated amounts:

                                                                        THREE MONTHS ENDED JUNE 30,
                                                        ------------------------------------------------------------
                                                                                   2006
                                                        ------------------------------------------------------------
                                                             AS
                                                         PREVIOUSLY                                           AS
                                                          REPORTED       ADJUSTMENTS                       RESTATED
                                                          --------       -----------                       --------

Operating Activities:
Net income (loss)                                        $   9,878        $     220  (b)(c)(d)(e)(f)(g)    $ 10,098
Adjustments to reconcile net income (loss) to
      net cash provided by operating activities:
      Acquired in-process research
          and development                                        -                -                               -
      Cumulative effect of change in
          accounting principle                                   -           (1,976) (d)                     (1,976)
      Depreciation, amortization and
          other non-cash charges                             5,368                -                           5,368
      Deferred income tax provision                          2,582             (470) (b)(e)(f)                2,112
      Deferred compensation                                    188                -                             188
      Stock-based compensation                                 494              442  (e)                        936
      Excess tax benefit associated with stock
          options                                                -             (210) (a)                       (210)
Changes in operating assets and liabilities:
      Decrease (increase) in receivables, net                3,172            2,183  (f)                      5,355
      Increase in inventories                               (4,280)            (359) (f)                     (4,639)
      Decrease (increase) in prepaid
           and other assets                                    197                -                             197
      Increase (decrease) in accounts payable
          and accrued liabilities                              416              (40) (b)(c)(f)                  376
                                                        ------------------------------------------------------------
Net cash provided by operating activities                   18,015             (210)                         17,805
                                                        ------------------------------------------------------------
Investing Activities:
      Purchase of property and equipment                   (15,200)               -                         (15,200)
      Purchase of marketable securities                    (45,396)               -                         (45,396)
      Purchase of preferred stock                                -                -                               -
      Product acquisition                                        -                -                               -
                                                        ------------------------------------------------------------
Net cash used in investing activities                      (60,596)               -                         (60,596)
                                                        ------------------------------------------------------------
Financing Activities:
      Principal payments on long-term debt                    (292)               -                            (292)
      Dividends paid on preferred stock                        (18)               -                             (18)
      Excess tax benefit associated with stock
          options                                                -              210  (a)                        210
      Purchase of common stock for treasury                    (31)               -                             (31)
      Cash deposits received for stock options                 432                -                             432
                                                        ------------------------------------------------------------
Net cash provided by (used in)
      financing activities                                      91              210                             301
                                                        ------------------------------------------------------------
Decrease in cash and cash equivalents                      (42,490)               -                         (42,490)
Cash and cash equivalents:
      Beginning of year                                    100,706                -                         100,706
                                                        ------------------------------------------------------------
      End of period                                      $  58,216        $       -                        $ 58,216
                                                        ============================================================

                                                                      THREE MONTHS ENDED JUNE 30,
                                                        -------------------------------------------------------
                                                                                 2005
                                                        -------------------------------------------------------
                                                             AS
                                                         PREVIOUSLY                                      AS
                                                          REPORTED       ADJUSTMENTS                  RESTATED
                                                          --------       -----------                  --------

Operating Activities:
Net income (loss)                                        $ (21,944)       $    (944) (a)(b)(c)       $ (22,888)
Adjustments to reconcile net income (loss) to
      net cash provided by operating activities:
      Acquired in-process research
          and development                                   29,570                -                     29,570
      Cumulative effect of change in
          accounting principle                                   -                -                          -
      Depreciation, amortization and
          other non-cash charges                             3,891                -                      3,891
      Deferred income tax provision                            727              (84) (a)(b)(f)             643
      Deferred compensation                                    340                -                        340
      Stock-based compensation                                   -              221  (a)                   221
      Excess tax benefit associated with stock
          options                                                -                -                          -
Changes in operating assets and liabilities:
      Decrease (increase) in receivables, net                 (211)             432  (f)                   221
      Increase in inventories                               (5,821)            (167) (f)                (5,988)
      Decrease (increase) in prepaid
           and other assets                                  4,777              (12) (c)                 4,765
      Increase (decrease) in accounts payable
          and accrued liabilities                           (4,869)             554   (b)(c)(f)         (4,315)
                                                        -------------------------------------------------------
Net cash provided by operating activities                    6,460                -                      6,460
                                                        -------------------------------------------------------
Investing Activities:
      Purchase of property and equipment                   (22,392)               -                    (22,392)
      Purchase of marketable securities                    (10,235)               -                    (10,235)
      Purchase of preferred stock                          (11,300)               -                    (11,300)
      Product acquisition                                  (25,219)               -                    (25,219)
                                                        -------------------------------------------------------
Net cash used in investing activities                      (69,146)               -                    (69,146)
                                                        -------------------------------------------------------
Financing Activities:
      Principal payments on long-term debt                    (243)               -                       (243)
      Dividends paid on preferred stock                        (18)               -                        (18)
      Excess tax benefit associated with stock
          options                                                -                -                          -
      Purchase of common stock for treasury                    (33)               -                        (33)
      Cash deposits received for stock options                  99                -                         99
                                                        -------------------------------------------------------
Net cash provided by (used in)
      financing activities                                    (195)               -                       (195)
                                                        -------------------------------------------------------
Decrease in cash and cash equivalents                      (62,881)               -                    (62,881)
Cash and cash equivalents:
      Beginning of year                                    159,825                -                    159,825
                                                        -------------------------------------------------------
      End of period                                      $  96,944        $       -                  $  96,944
                                                        =======================================================

----------------------
(a) Adjustment for stock-based compensation expense pursuant to APB 25 and the related income tax impact.
(b) Adjustment for payroll taxes, interest and penalties associated with stock-based compensation expense and the related income tax impact.
(c) Adjustment for additional liabilities associated with tax positions, partially offset by certain expected tax refunds.
(d) Adjustment for the cumulative effect of a change in accounting principle to reflect the effect of estimated forfeitures related to outstanding awards that are not expected to vest as of the adoption date of SFAS 123R.
(e) Adjustment for stock-based compensation expense pursuant to SFAS 123R and the related income tax impact.
(f) Adjustment for revenue recognition errors related to shipments made to certain customers and the related income tax impact.
(g) Adjustment for reduction in estimated liability associated with employee medical claims incurred but not reported.

3.  ACQUISITION AND LICENSE AGREEMENTS

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

In May 2005, the Company entered into a long-term product development and marketing license agreement with Strides Arcolab Limited ("Strides"), an Indian generic pharmaceutical developer and manufacturer, for exclusive marketing rights in the United States and Canada for ten new generic drugs. Under the agreement, Strides will be responsible for developing, submitting for regulatory approval and manufacturing the ten products and the Company will be responsible for exclusively marketing the products in the territories covered by the agreement. Under a separate agreement, the Company invested $11,300 in Strides redeemable preferred stock. This investment is denominated in the Indian rupee and is subject to foreign currency transaction gains or losses resulting from exchange rate changes. As a result of changes in the exchange rate, the carrying value of this investment was $10,717 at June 30, 2006. This investment has been accounted for using the cost method and is included in "Other assets" in the accompanying consolidated balance sheet at June 30, 2006.


4.   EARNINGS PER SHARE

The Company has two classes of common stock: Class A Common Stock and Class B Common Stock that is convertible into Class A Common Stock. With respect to dividend rights, holders of Class A Common Stock are entitled to receive cash dividends per share equal to 120% of the dividends per share paid on the Class B Common stock. In June 2004, the Company adopted the guidance in Emerging Issues Task Force ("EITF") Issue No. 03-06, "Participating Securities and the Two-Class Method under FASB Statement No. 128." The pronouncement required the use of the two-class method in the calculation and disclosure of basic earnings per share and provided guidance on the allocation of earnings and losses for purposes of calculating basic earnings per share. For purposes of calculating basic earnings per share, undistributed earnings are allocated to each class of Common Stock based on the contractual participation rights of each class of security.

Beginning in fiscal 2007, the Company presented diluted earnings per share for Class B Common Stock for all periods using the two-class method which does not assume the conversion of Class B Common Stock into Class A Common Stock. Previously, diluted earnings per share for Class B Common Stock was not presented. The Company continues to present diluted earnings per share for Class A Common Stock using the if-converted method which assumes the conversion of Class B Common Stock into Class A Common Stock, if dilutive.

Basic earnings per share is computed using the weighted average number of common shares outstanding during the period except that it does not include unvested common shares subject to repurchase. Diluted earnings per share is computed using the weighted average number of common shares and, if dilutive, potential common shares outstanding during the period. Potential common shares consist of the incremental common shares issuable upon the exercise of stock options, unvested common shares subject to repurchase, convertible preferred stock and the Convertible Subordinated Notes. The dilutive effects of outstanding stock options and unvested common shares subject to repurchase are reflected in diluted earnings
(loss) per share by application of the treasury stock method. Convertible preferred stock and the Convertible Subordinated Notes are reflected on an if-converted basis. The computation of diluted earnings (loss) per share for Class A Common Stock assumes the conversion of the Class B Common Stock, while the diluted earnings (loss) per share for Class B Common Stock does not assume the conversion of those shares.

    The following table sets forth the computation of basic and diluted earnings (loss) per share:

                                                                                   THREE MONTHS ENDED JUNE 30,
                                                             -----------------------------------------------------------------------
                                                                             2006                               2005
                                                             ------------------------------------ ----------------------------------
                                                                 CLASS A            CLASS B            CLASS A           CLASS B
                                                             -----------------  ----------------- ---------------- -----------------
                                                                         (AS RESTATED)                       (AS RESTATED)
Basic earnings (loss) per share:
    Numerator:
      Allocation of undistributed earnings (loss) before
        cumulative effect of change in accounting
        principle                                             $         6,311    $         1,793   $      (16,696)  $        (6,210)
      Allocation of cumulative effect of
        change in accounting principle                                  1,539                437                -                 -
                                                             -----------------  ----------------- ---------------- -----------------
      Allocation of undistributed earnings (loss)             $         7,850    $         2,230   $      (16,696)  $        (6,210)
                                                             =================  ================= ================ =================
    Denominator:
      Weighted average shares outstanding                              36,944             12,551           35,961            13,359
      Less - weighted average unvested
        common shares subject to repurchase                              (345)               (77)            (522)             (178)
                                                             -----------------  ----------------- ---------------- -----------------
      Number of shares used in per
        share computations                                             36,599             12,474           35,439            13,181
                                                             =================  ================= ================ =================

Basic earnings (loss) per share before cumulative
    effect of change in accounting principle                  $          0.17    $          0.14   $        (0.47)  $         (0.47)
Per share effect of cumulative effect of
    change in accounting principle                                       0.04               0.04                -                 -
                                                             -----------------  ----------------- ---------------- -----------------
Basic earnings (loss) per share                               $          0.21    $          0.18   $        (0.47)  $         (0.47)
                                                             =================  ================= ================ =================

Diluted earnings (loss) per share:
    Numerator:
      Allocation of undistributed earnings (loss)
        for basic computation before cumulative
        effect of change in accounting principle              $         6,311    $         1,793   $      (16,696)  $        (6,210)
      Reallocation of undistributed earnings (loss) as a
        result of conversion of Class B to
        Class A shares                                                  1,793                  -           (6,210)                -
      Reallocation of undistributed earnings (loss) to
        Class B shares                                                      -               (113)               -                 -
      Add - preferred stock dividends                                      18                  -                -                 -
      Add - interest expense convertible notes                            939                  -                -                 -
                                                             -----------------  ----------------- ---------------- -----------------
      Allocation of undistributed earnings (loss)
        for diluted computation before cumulative
        effect of change in accounting principle                        9,061              1,680          (22,906)           (6,210)
      Allocation of cumulative effect of
        change in accounting principle                                  1,976                366                -                 -
                                                             -----------------  ----------------- ---------------- -----------------
      Allocation of undistributed earnings (loss)             $        11,037    $         2,046   $      (22,906)  $        (6,210)
                                                             =================  ================= ================ =================

                                                               (CONTINUED)




                                                                                  THREE MONTHS ENDED JUNE 30,
                                                          --------------------------------------------------------------------------
                                                                          2006                                  2005
                                                          ------------------------------------  ------------------------------------
                                                              CLASS A            CLASS B            CLASS A            CLASS B
                                                          -----------------  -----------------  -----------------  -----------------
                                                                      (AS RESTATED)                         (AS RESTATED)
Diluted earnings (loss) per share (continued):
    Denominator:
      Number of shares used in basic computation                    36,599             12,474             35,439             13,181
      Weighted average effect of dilutive securities:
        Conversion of Class B to Class A shares                     12,474                  -             13,181                  -
        Employee stock options (3)                                     746                148                  -                  -
        Convertible preferred stock                                    338                  -                  -                  -
        Convertible notes                                            8,692                  -                  -                  -
                                                          -----------------  -----------------  -----------------  -----------------
      Number of shares used in per share
        computations                                                58,849             12,622             48,620             13,181
                                                          =================  =================  =================  =================

Diluted earnings (loss) per share before cumulative
    effect of change in accounting principle               $          0.15    $          0.13    $         (0.47)   $         (0.47)
Per share effect of cumulative effect of
    change in accounting principle                                    0.04               0.03                  -                  -
                                                          -----------------  -----------------  -----------------  -----------------
Diluted earnings (loss) per share (1) (2)                  $          0.19    $          0.16    $         (0.47)   $         (0.47)
                                                          =================  =================  =================  =================

----------------------
(1) For the three months ended June 30, 2006, excluded from the computation of diluted earnings per share were options to purchase 928 Class A and Class B common shares with exercise prices greater than the average market price of the common shares for the period reported.
(2) For the three months ended June 30, 2005, there were stock options to purchase 3,807 shares of Class A and Class B Common Stock, preferred shares convertible into 338 shares of Class A Common Stock, and $200,000 principal amount of Convertible Subordinated Notes convertible into 8,692 shares of Class A Common Stock that were excluded from the computation of diluted loss per share because their effect would have been anti-dilutive.
(3) Includes adjustment to reflect impact of unrecognized stock-based compensation and excess tax benefits in applying the treasury stock method and unvested stock options in the two-year forfeiture period.

5.       STOCK-BASED COMPENSATION

Effective April 1, 2006, the Company adopted Statement of Financial
Accounting Standards No. 123 (revised 2004), "Share-Based Payment" ("SFAS 123R"), which requires the measurement and recognition of compensation expense, based on estimated fair values, for all share-based compensation awards made to employees and directors over the vesting period of the awards. The Company adopted SFAS 123R using the modified prospective method and, as a result, did not retroactively adjust results from prior periods. Under the modified prospective method, stock-based compensation was recognized (1) for the unvested portion of previously issued awards that were outstanding at the initial date of adoption based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123, "Accounting for Stock-Based Compensation," and (2) for any awards granted on or subsequent to the effective date of SFAS 123R based on the grant date fair value estimated in accordance with the provisions of this statement. Prior to the adoption of SFAS 123R, the Company measured compensation expense for its employee stock-based compensation plans using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25 ("APB 25"). The Company also applied the disclosure provisions of SFAS 123, as amended by SFAS 148, as if the fair-value-based method had been applied in measuring compensation expense. Under APB 25, compensation cost for stock options was recognized based on the excess, if any, of the quoted market price of the stock at the grant date of the award or other measurement date over the amount an employee must pay to acquire the stock. Determining the fair value of share-based awards at the grant date requires judgment to identify the appropriate valuation model and estimate the assumptions, including the expected term of the stock options and expected stock-price volatility, to be used in the calculation. Judgment is also required in estimating the percentage of share-based awards that are expected to be forfeited. The Company estimated the fair value of stock options granted using the Black-Scholes option pricing model with assumptions based primarily on historical data. If actual results differ significantly from these estimates, stock-based compensation expense and the Company's results of operations could be materially impacted.

On August 30, 2002, the Company's shareholders approved KV's 2001 Incentive Stock Option Plan (the "2001 Plan"), which allows for the issuance of up to 4,500 shares of common stock. Under the Company's stock option plan, options to acquire shares of common stock have been made available for grant to certain employees. Each option granted has an exercise price of not less than 100% of the market value of the common stock on the date of grant. The contractual life of each option is generally ten years and the options vest at the rate of 10% per year from the date of grant.

The Company estimates the fair value of stock options granted using the Black-Scholes option pricing model (the "Option Model"). The Option Model requires the use of subjective and complex assumptions, including the option's expected term and the estimated future price volatility of the underlying stock, which determine the fair value of the share-based awards. The Company's estimate of expected term was determined based on the average period of time that options granted are expected to be outstanding considering current vesting schedules and the historical exercise patterns of existing option plans and the two-year forfeiture period. The expected volatility assumption used in the Option Model is based on historical volatility over a period commensurate with the expected term of the related options. The risk-free interest rate used in the Option Model is based on the yield of U.S. Treasuries with a maturity closest to the expected term of the Company's stock options.

The Company's stock option agreements include a post-exercise service condition which provides that exercised options are to be held by the Company for a two-year period during which time the shares cannot be sold by the employee. If the employee terminates employment voluntarily or involuntarily (other than by retirement, death or disability) during the two-year period the stock option agreements provide the Company with the option of repurchasing the shares at the lower of the exercise price or the fair market value of the stock on the date of termination. This repurchase option is considered a forfeiture provision and the two-year period is included in determining the requisite service period over which stock-based compensation expense is recognized. The requisite service period initially is equal to the expected term (as discussed above) plus two years and is revised when an option exercise occurs.

If stock options expire unexercised or an employee terminates employment after options become exercisable, no compensation expense associated with the exercisable, but unexercised options, is reversed. In those instances where an employee terminates employment before options become exercisable or the Company repurchases the shares during the two-year forfeiture period, compensation expense for these options is reversed as a forfeiture.

When an employee exercises stock options, the exercise proceeds received by the Company are recorded as a deposit and classified as a current liability for the two-year forfeiture period. These options are accounted for as issued shares when the two-year forfeiture period lapses. Until the two-year forfeiture requirement is met, the underlying shares are not considered outstanding and not included in calculating basic earnings per share.

In accordance with the provisions of SFAS 123R, share-based compensation expense recognized during a period is based on the value of the portion of share-based awards that are expected to vest with employees. Accordingly, the recognition of share-based compensation expense beginning April 1, 2006 has been reduced for estimated future forfeitures. SFAS 123R requires forfeitures to be estimated at the time of grant with adjustments recorded in subsequent period compensation expense if actual forfeitures differ from those estimates. Prior to implementing SFAS 123R, the Company accounted for forfeitures as they occurred for the disclosure of pro forma information presented in the Notes to Consolidated Financial Statements for prior periods. Upon adoption of SFAS 123R on April 1, 2006, the Company recognized the cumulative effect of a change in accounting principle to reflect the effect of estimated forfeitures related to outstanding awards that are not expected to vest as of the adoption date. The cumulative adjustment increased net income by $1,976 (as restated), net of tax, and increased diluted earnings per share for Class A and Class B shares by $0.04 and $0.03, respectively.

The Company recognized, in accordance with SFAS 123R, stock-based compensation of $936 (as restated) and a related tax benefit of $276 (as restated) for the three months ended June 30, 2006. As a result of the restatement discussed in
Note 2, stock-based compensation totaling $221 and a related tax benefit of $68 was recognized during the three months ended June 30, 2005. There was no stock-based employee compensation cost capitalized as of June 30, 2006. Cash received from stock option deposits was $432 and $99 for the three months ended June 30, 2006 and 2005, respectively. The actual tax benefit realized from tax deductions associated with stock option exercises (at expiration at two-year forfeiture period) was $278 and $117 for the three months ended June 30, 2006 and 2005, respectively.

The following weighted average assumptions were used for stock options granted during the three months ended June 30, 2006 and 2005:

                                                                           THREE MONTHS ENDED
                                                                                JUNE 30,
                                                                        ------------------------
                                                                          2006            2005
                                                                          ----            ----
                                                                     (as restated)   (as restated)
     Dividend yield...........................................              None            None
     Expected volatility......................................               46%             48%
     Risk-free interest rate..................................             4.93%           4.93%
     Expected term ...........................................         9.0 years       9.0 years
     Weighted average fair value per share
       at grant date..........................................        $    11.34      $    10.20


A summary of the changes in the Company's stock option plans during the three months ended June 30, 2006 is presented below (in thousands, except per share amounts):

                                                                                  WEIGHTED
                                                                 WEIGHTED          AVERAGE
                                                                  AVERAGE         REMAINING        AGGREGATE
                                                                 EXERCISE        CONTRACTUAL       INTRINSIC
                                                  SHARES           PRICE             TERM            VALUE
                                                  ------           -----             ----            -----

Balance, March 31, 2006 (as restated)......          3,926       $    14.71
Options granted............................            229            18.66
Options exercised (as restated)............            (57)            6.00                        $    816
Options canceled...........................           (131)           14.94
                                               -----------
Balance, June 30, 2006 (as restated).......          3,968            15.05            5.2         $ 21,012
                                               ===========

Expected to vest at
     June 30, 2006 (as restated)...........          3,075       $    15.05            5.2         $ 16,284

Options exercisable at June 30, 2006
   (excluding shares in the two-year
    forfeiture period).....................          1,628       $    14.26            5.5         $  7,209


As of June 30, 2006, the Company had $35,796 of total unrecognized compensation expense, related to stock option grants, which will be recognized over the remaining weighted average period of 5.3 years.

Prior to April 1, 2006, the Company determined stock-based compensation expense using the intrinsic value method of APB 25 and provided the disclosures required by SFAS 123, as amended by SFAS 148. The following table illustrates the effect of the restatement adjustments on the Company's pro forma net income and pro forma earnings per share as if the Company had applied the fair value recognition provisions of SFAS 123 to options granted under the Company's stock option plans:

                                                                               THREE MONTHS ENDED JUNE 30, 2005
                                                                   -------------------------------------------------------
                                                                        AS
                                                                    PREVIOUSLY                                     AS
                                                                     REPORTED            ADJUSTMENTS          RESTATED (1)
                                                                     --------            -----------          ------------

Net income (loss)                                                   $  (21,944)          $      (944)         $   (22,888)
Add: Stock-based compensation
    expense included in reported
    net income, net of tax                                                   -                   153                  153
Deduct: Stock-based compensation
    using the fair value based
    method for all awards                                                 (444)                 (209)                (653)
                                                                   -------------------------------------------------------
Pro forma net income (loss)                                         $  (22,388)          $    (1,000)         $   (23,388)
                                                                   =======================================================

Earnings (loss) per share:
    Basic - Class A common                                          $    (0.45)          $     (0.02)         $     (0.47)
    Basic - Class B common                                               (0.45)                (0.02)               (0.47)
    Diluted - Class A common                                             (0.45)                (0.02)               (0.47)
    Diluted - Class B common                                                                                        (0.47)

Earnings (loss) per share - pro forma:
    Basic - Class A common                                          $    (0.45)          $     (0.03)         $     (0.48)
    Basic - Class B common                                               (0.45)                (0.03)               (0.48)
    Diluted - Class A common                                             (0.45)                (0.03)               (0.48)
    Diluted - Class B common                                                                                        (0.48)

    (1) See Note 2 "Restatement of Consolidated Financial Statements."

6.   REVENUE RECOGNITION

Revenue is generally realized or realizable and earned when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the seller's price to the buyer is fixed or determinable, and the customer's payment ability has been reasonably assured. Accordingly, the Company records revenue from product sales when title and risk of ownership have been transferred to the customer. The Company also enters into long-term agreements under which it assigns marketing rights for the products it has developed to pharmaceutical marketers. Royalties under these arrangements are earned based on the sale of products.

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

Accruals for sales provisions are presented in the consolidated financial statements as reductions to net revenues and accounts receivable. Sales provisions totaled $35,970 (as restated) and $37,047 (as restated) for the three months ended June 30, 2006 and 2005, respectively. The reserve balances related to the sales provisions totaled $26,123 (as restated) and $28,697 (as restated) at June 30, 2006 and March 31, 2006, respectively, and are deducted from "Receivables, less allowance for doubtful accounts" in the accompanying Consolidated Balance Sheets.

7.   INVENTORIES

     Inventories consist of the following:

                                                                    JUNE 30, 2006         MARCH 31, 2006
                                                                    -------------         --------------
                                                                    (AS RESTATED)         (AS RESTATED)

                  Finished goods.....................                $    31,725           $   29,365
                  Work-in-process....................                      9,731                7,969
                  Raw materials......................                     34,349               33,832
                                                                     -----------           ----------
                                                                     $    75,805           $   71,166
                                                                     ===========           ==========

Management establishes reserves for potentially obsolete or slow-moving inventory based on an evaluation of inventory levels, forecasted demand, and market conditions.

8.   INTANGIBLE ASSETS AND GOODWILL

     Intangible assets and goodwill consist of the following:

                                                        JUNE 30, 2006                       MARCH 31, 2006
                                                 ----------------------------       -----------------------------
                                                  GROSS                               GROSS
                                                 CARRYING         ACCUMULATED       CARRYING         ACCUMULATED
                                                  AMOUNT         AMORTIZATION        AMOUNT         AMORTIZATION
                                                  ------         ------------        ------         ------------

Product rights - Micro-K(R)................    $    36,140       $ (13,160)       $    36,140        $ (12,708)
Product rights - PreCare(R)................          8,433          (2,916)             8,433           (2,811)
Trademarks acquired:
     Niferex(R)............................         14,834          (2,410)            14,834           (2,225)
     Chromagen(R)/StrongStart(R)...........         27,642          (4,492)            27,642           (4,147)
License agreements.........................          4,400            (345)             4,400             (300)
Covenant not to compete....................            375             (44)               375              (34)
Trademarks and patents.....................          3,655            (659)             3,403             (604)
                                               -----------       ----------       -----------        ----------
  Total intangible assets..................         95,479         (24,026)            95,227          (22,829)
Goodwill...................................            557               -                557                -
                                               -----------       ----------       -----------        ----------
                                               $    96,036       $ (24,026)       $    95,784        $ (22,829)
                                               ===========       ==========       ===========        ==========

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

9.   REVOLVING CREDIT AGREEMENT

On June 9, 2006, the Company replaced its $140,000 credit line by entering into a new syndicated credit agreement with ten banks that provides for a revolving line of credit for borrowing up to $320,000. The new credit agreement also includes a provision for increasing the revolving commitment, at the lenders' sole discretion, by up to an additional $50,000. The new credit facility is unsecured unless the Company, under certain specified circumstances, utilizes the facility to redeem part or all of its outstanding Convertible Subordinated Notes. Interest is charged under the facility at the lower of the prime rate or LIBOR plus 62.5 to 150 basis points depending on the ratio of senior debt to EBITDA. The new credit agreement contains financial covenants that impose limits on dividend payments, require minimum equity, a maximum senior leverage ratio and minimum fixed charge coverage ratio. The new credit facility has a five-year term expiring in June 2011. As of June 30, 2006, there were no borrowings outstanding under the new credit facility.

10.   LONG-TERM DEBT

     Long-term debt consists of the following:

                                                                    JUNE 30, 2006        MARCH 31, 2006
                                                                    -------------        --------------

                  Building mortgages..........................       $    42,708           $   43,000
                  Convertible notes...........................           200,000              200,000
                                                                     -----------           ----------
                                                                         242,708              243,000
                  Less current portion........................            (1,820)              (1,681)
                                                                     -----------           ----------
                                                                     $   240,888           $  241,319
                                                                     ===========           ==========

In March 2006, the Company entered into a $43,000 mortgage loan agreement with one of its primary lenders, in part, to refinance $9,859 of existing mortgages. The $32,764 of net proceeds the Company received from the new mortgage loan was used for working capital and general corporate purposes. The mortgage loan, which is secured by three of the Company's buildings, bears interest at a rate of 5.91% and matures on April 1, 2021.

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

The Notes are convertible, at the holders' option, into shares of the Company's Class A Common Stock prior to the maturity date under the following circumstances:

            * during any quarter commencing after June 30, 2003, if the closing sale price of the Company's Class A Common Stock over a specified number of trading days during the previous quarter is more than 120% of the conversion price of the Notes on the last trading day of the previous quarter. The Notes are initially convertible at a conversion price of $23.01 per share, which is equal to a conversion rate of approximately
                43.4594 shares per $1,000 principal amount of Notes;
            *   if the Company has called the Notes for redemption;
            * during the five trading day period immediately following any nine consecutive trading day period in which the trading price of the Notes per $1,000 principal amount for each day of such period was less than 95% of the product of the closing sale price of our Class A Common Stock on that day multiplied by the number of shares of our Class A Common Stock issuable upon conversion of $1,000 principal amount of the Notes; or
            *   upon the occurrence of specified corporate transactions.

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

11.    TAXABLE INDUSTRIAL REVENUE BONDS

In December 2005, the Company entered into a financing arrangement with St. Louis County, Missouri related to expansion of its operations in St. Louis County. Up to $135,500 of industrial revenue bonds may be issued to the Company by St. Louis County relative to capital improvements made through December 31, 2009. This agreement provides that 50% of the real and personal property taxes on up to $135,500 of capital improvements will be abated for a period of ten years subsequent to the property being placed in service. Industrial revenue bonds totaling $73,000 were outstanding at June 30, 2006. The industrial revenue bonds are issued by St. Louis County to the Company upon its payment of qualifying costs of capital improvements, which are then leased by the Company for a period ending December 1, 2019, unless earlier terminated. The Company has the option at any time to discontinue the arrangement and regain full title to the abated property. The industrial revenue bonds bear interest at 4.25% per annum and are payable as to principal and interest concurrently with payments due under the terms of the lease. The Company has classified the leased assets as property and equipment and has established a capital lease obligation equal to the outstanding principal balance of the industrial revenue bonds. Lease payments may be made by tendering an equivalent portion of the industrial revenue bonds. As the capital lease payments to St. Louis County may be satisfied by tendering industrial revenue bonds (which is the Company's intention), the capital lease obligation, industrial revenue bonds and related interest expense and interest income, respectively, have been offset for presentation purposes in the Consolidated Financial Statements.

12.   COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) includes all changes in equity during a period except those that resulted from investments by or distributions to the Company's shareholders. Other comprehensive income refers to revenues, expenses, gains and losses that, under generally accepted accounting principles, are included in comprehensive income, but excluded from net income
(loss) as these amounts are recorded directly as an adjustment to shareholders' equity. For the Company, comprehensive income (loss) is comprised of net income (loss) and the net changes in unrealized gains and losses on available for sale marketable securities, net of applicable income taxes. Total comprehensive income (loss) totaled $10,066 (as restated) and ($22,888) (as restated) for the three months ended June 30, 2006 and 2005, respectively.

13.   SEGMENT REPORTING

The reportable operating segments of the Company are branded products, specialty generics and specialty materials. The branded products segment includes patent-protected products and certain trademarked off-patent products that the Company sells and markets as branded pharmaceutical products. The specialty generics segment includes off-patent pharmaceutical products that are therapeutically equivalent to proprietary products. The Company sells its branded and generic products primarily to pharmaceutical wholesalers, drug distributors and chain drug stores. The specialty materials segment is distinguished as a single segment because of differences in products, marketing and regulatory approval when compared to the other segments.

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

                               THREE MONTHS
                                   ENDED         BRANDED     SPECIALTY     SPECIALTY      ALL
                                  JUNE 30,      PRODUCTS      GENERICS     MATERIALS     OTHER     ELIMINATIONS    CONSOLIDATED
                                  --------      --------      --------     ---------     -----     ------------    ------------

   Net revenues
        (AS RESTATED) (1)           2006        $  42,313    $  48,401      $  4,882    $   604   $        -    $     96,200
        (AS RESTATED) (1)           2005           32,191       47,370         4,853        629            -          85,043

   Segment profit (loss)
        (AS RESTATED) (1)           2006           18,002       23,863         1,046    (29,576)           -          13,335
        (AS RESTATED) (1)           2005           11,976       24,643         1,180    (56,121)           -         (18,322)

   Identifiable assets
        (AS RESTATED) (1)           2006           20,102       60,784         7,629    542,962       (1,158)        630,319
        (AS RESTATED) (1)           2005           24,338       68,954         9,000    433,105       (1,158)        534,239

   Property and                     2006               93            -             -     15,107            -          15,200
       equipment additions          2005              121            -           191     22,080            -          22,392

   Depreciation and                 2006              177           84            41      5,066            -           5,368
       amortization                 2005              139           71            40      3,641            -           3,891

       -------------------
       (1) See Note 2 "Restatement of Consolidated Financial Statements."

       Consolidated revenues are principally derived from customers in North America and substantially all property and equipment is located in the St. Louis, Missouri metropolitan area.

14.  CONTINGENCIES - LITIGATION

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

After the Company filed ANDAs with the FDA seeking permission to market a generic version of the 25 mg, 50 mg, 100 mg, and 200 mg strengths of Toprol-XL(R) in extended-release capsule form, AstraZeneca filed lawsuits against KV for patent infringement under the provisions of the Hatch-Waxman Act. In the Company's Paragraph IV certification, KV contended that its proposed generic versions do not infringe AstraZeneca's patents. Pursuant to the Hatch-Waxman Act, the filing date of the suit against the Company instituted an automatic stay of FDA approval of the Company's ANDA until the earlier of a judgment, or 30 months from the date of the suit. The Company filed motions for summary judgment with the Federal District Court in Missouri alleging, among other things, that AstraZeneca's patent is invalid and unenforceable. These motions have been granted. AstraZeneca has appealed. The Company intends to vigorously defend its interests; however, it cannot give any assurance it will prevail.

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

From time to time, the Company is involved in various other legal proceedings in the ordinary course of its business. While it is not feasible to predict the ultimate outcome of such other proceedings, the Company believes that the ultimate outcome of such other proceedings will not have a material adverse effect on its results of operations or financial condition.

There are uncertainties and risks associated with all litigation and there can be no assurance that the Company will prevail in any particular litigation.

15.  RECENTLY ISSUED ACCOUNTING STANDARDS

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

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This Form 10-Q/A, including the documents that we incorporate herein by reference, contains various forward-looking statements within the meaning of the United States Private Securities Litigation Reform Act of 1995 ("PSLRA"), and which may be based on or include assumptions concerning our operations, future results and prospects. Such statements may be identified by the use of words like "plans," "expect," "aim," "believe," "projects," "anticipates," "commit," "intend," "estimate," "will," "should," "could," and other expressions that indicate future events and trends.

All statements that address expectations or projections about the future, including without limitation, statements about our filing of the 2007 Form 10-K and continued satisfaction of the continued listing requirements on the New York Stock Exchange and our strategy for growth, product development, regulatory approvals, market position, acquisitions, revenues, expenditures and other financial results, are forward-looking statements.

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

Such factors include (but are not limited to) the following: (1) changes in the current and future business environment, including interest rates and capital and consumer spending; (2) the difficulty of predicting FDA approvals, including the timing, and that any period of exclusivity may not be realized;
(3) acceptance and demand for new pharmaceutical products; (4) the impact of competitive products and pricing, including as a result of so-called authorized-generic drugs; (5) new product development and launch, including the possibility that any product launch may be delayed or that product acceptance may be less than anticipated; (6) reliance on key strategic alliances; (7) the availability of raw materials; (8) the regulatory environment, including regulatory agency and judicial actions and changes in applicable law or regulations; (9) fluctuations in revenues and operating results; (10) the difficulty of predicting international regulatory approval, including the timing; (11) the difficulty of predicting the pattern of inventory movements by our customers; (12) the impact of competitive response to our sales, marketing and strategic efforts; (13) risks that we may not ultimately prevail in our litigation; (14) the restatement of our financial statements for fiscal periods 1996 through 2006 and for the quarter ended June 30, 2006, as well as completion of the Company's financial statements for the second and third quarters of fiscal 2007 and for the full fiscal year ended March 31, 2007; (15) actions by the Securities and Exchange Commission and the Internal Revenue Service with respect to the Company's stock option grants and accounting practices; and (16) the risks detailed from time to time in our filings with the Securities and Exchange Commission.

This discussion is by no means exhaustive, but is designed to highlight important factors that may impact the Company's outlook. We are under no obligation to update any of the forward-looking statements after the date of this report.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Except for the historical information contained herein, the following discussion contains forward-looking statements that are subject to known and unknown risks, uncertainties, and other factors that may cause our actual results to differ materially from those expressed or implied by such forward-looking statements. These risks, uncertainties and other factors are discussed throughout this report and specifically under the captions "Cautionary Statement Regarding Forward-Looking Information" and "Risk Factors." In addition, the following discussion and analysis of financial condition and results of operations, which gives effect to the restatement discussed in Note 2 to the Consolidated Financial Statements, should be read in conjunction with the consolidated financial statements, the related notes to consolidated financial statements and "Management's Discussion and Analysis of Results of Operations and Financial Condition" included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2007 to be filed with the Securities and Exchange Commission (the "2007 Form 10-K"), and the unaudited interim consolidated financial statements and related notes to unaudited interim consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q/A.

REVIEW OF STOCK OPTION GRANT PRACTICES

BACKGROUND AND CONCLUSIONS

On October 31, 2006, we announced that we had been served with a derivative lawsuit filed in St. Louis City Circuit Court alleging that certain stock option grants to current or former directors and officers between 1995 and 2002 were dated improperly. In accordance with our established corporate governance procedures, the Board of Directors referred this matter to the independent members of its Audit Committee (the "Special Committee" or "Committee").

Shortly thereafter, the Special Committee commenced an investigation of our stock option grant practices, assisted by independent legal counsel and forensic accounting experts engaged by the Committee, with the objectives of evaluating our accounting for stock options for compliance with GAAP and for compliance with the terms of our related stock option plans over the period January 1, 1995 through October 31, 2006 (the "relevant period"). Over an approximately twelve-month period, the Committee and its advisors interviewed all available persons (45 in all) believed to be relevant to the issues being investigated, including current and former employees, current and former outside directors and our current auditors and outside legal counsel. They reviewed nearly 300,000 electronic and hard copy documents relating to our stock option grant practices. During the relevant period we awarded 2,639 option grants covering 10.6 million shares of our Class A and Class B Common Stock, which were reviewed by the Committee.

On October 11, 2007, we filed a Current Report on Form 8-K announcing the Special Committee had completed its investigation. The investigation concluded that there was no evidence that any employee, officer or director of the Company engaged in any intentional wrongdoing or was aware that the Company's policies and procedures for granting and accounting for stock options were materially non-compliant with GAAP. The investigation also found no intentional violation of law or accounting rules with respect to our historical stock option grant practices.

However, the Special Committee concluded that stock-based compensation expense resulting from the stock option grant practices followed by the Company prior to April 2, 2006 were not recorded in accordance with GAAP because the expense computed for most of those grants reflected incorrect measurement dates for financial accounting purposes. The "measurement date" under applicable accounting principles, namely APB 25 and related interpretations, is the first date on which all of the following are known and not subject to change: (a) the individual who is entitled to receive the option grant, (b) the number of options that an individual is entitled to receive, and (c) the option's exercise price.

FINDINGS AND ACCOUNTING CONSIDERATIONS

In general, stock options were granted to employees, executives and non-employee members of the Board of Directors over the relevant period under the terms of our 1991 and 2001 Incentive Stock Option Plans (the "option plans"). The majority of our employees participate in our stock option program. Approximately 78% of our employees have been awarded grants under our option plans. In addition to options granted to the CEO under those plans, "bonus options" were awarded to him under the terms of his employment agreement in lieu of, and in consideration for a reduction of, the cash bonus provided for in that agreement.

The option plans required grants to be approved by the Compensation Committee of the Board of Directors. Under the option plans, options were to be granted with exercise prices set at no less than the fair market value of the underlying common stock at the date of grant. The 1991 plan provided for the exclusive grant of Incentive Stock Options ("ISOs") as defined by Internal Revenue Code Section 422, while the 2001 plan provided for the grant of both ISOs and non-qualified stock options ("NSOs"). Under the plans, options granted to employees other than the CEO or directors are subject to a ten year ratable vesting period. Under the plans, options granted to the CEO and directors generally vest ratably over five years.

Both option plans require that shares received upon exercise of an option cannot be sold for two years. If the employee terminates employment voluntarily or involuntarily (other than by retirement, death or disability) during the two-year forfeiture period, the option plans provide the Company with the option of repurchasing the shares at the lower of the exercise price of the option or the fair market value of the stock on the date of termination. We have changed our accounting for stock-based compensation to consider this provision of the option plans as a forfeiture provision to be accounted for in accordance with the guidance provided in EITF No. 00-23, Issues Related to Accounting for Stock Based Compensation under APB 25 and FIN 44, specifically Paragraph 78 and Issue 33 (a), "Accounting for Early Exercise." In accordance with EITF No. 00-23, cash paid by an employee for the exercise price is considered a deposit or a prepayment of the exercise price that is recognized as a current liability when received by the Company at the beginning of the two-year forfeiture period. The receipt of the exercise price is recognized as a current liability because the options are deemed not exercised and the option shares are not considered issued until an employee bears the risk and rewards of ownership. The options are accounted for as exercised when the two-year forfeiture period lapses. In addition, because the options are not considered exercised for accounting purposes, the shares in the two-year forfeiture period are not considered outstanding for purposes of computing basic EPS.

Prior to fiscal 2007, we had accounted for all option grants as fixed in accordance with the provisions of APB 25 using the date of grant as the measurement date. Because the exercise price of the option was equal to or greater than the market price of the stock at the measurement date, under our prior procedures we did not recognize any compensation expense since the option had no intrinsic value (intrinsic value being the difference between the exercise price and the market price of the underlying stock at the measurement date).

As noted above, the Special Committee determined that our accounting for most of the stock option grants was not in accordance with GAAP because the date of grant, as defined by the Company, was not a proper measurement date. To correct those errors, and consistent with the accounting literature and guidance from the Securities and Exchange Commission ("SEC"), we organized the grants into categories based on grant type and process by which the grant was finalized. Based on the relevant facts and circumstances, we applied the authoritative accounting standard (APB 25 and related interpretations) to determine, for every grant within each category, the proper measurement date. If the measurement date was not the originally assigned grant date, accounting adjustments were made as required, resulting in stock-based compensation expense and related tax effects. The grants were classified as follows: (1) promotion/retention grants to executives and employees and new hire grants ("employee options"); (2) grants to persons elected or appointed to the Board of Directors ("director options"); and (3) bonus option grants to the CEO in lieu of cash bonus payments under the terms of his employment agreement ("bonus options").

Employee Options. The evidence obtained through the Committee's investigation
----------------
indicates that employee options were granted based on the lowest market price in the quarter of grant determined from an effective date (as defined below) to the end of the quarter. The exercise price and grant date of the options were determined by looking back from the end of the quarter to the effective date and choosing the lowest market price during that period. The date on which the market price was lowest became the grant date. This procedure to "look back" to the lowest market price in the preceding quarter to set the exercise price was widely known and understood within the Company. The effective date was either the date on which the option recipients and the number of shares to be granted were determined and approved by the CEO, the date of a promotion or the date of hire. For new hires and promotions of existing employees, which represents substantially all of the award recipients, the terms of the award, except for the exercise price, were communicated to the recipients prior to the end of the quarter. At the end of the quarter, when the exercise price was determined, written consents were prepared, dated as of the date on which the stock price was lowest during the quarter, to be approved by the members of the Compensation Committee. The evidence obtained through the investigation indicated the Compensation Committee never changed or denied approval of any grants submitted to them and, as such, their approval was considered a routine matter. Based on the evidence and findings of the Special Committee, the results of management's analysis, the criteria specified in APB 25 for determining measurement dates and guidance from the staff of the SEC, we have concluded that the measurement dates for the employee options should not have been the originally assigned grant dates, but instead, should have been the end of the quarter in which awards were granted when the exercise price and number of shares granted were fixed. Changing the measurement date from the originally assigned grant date to the end of the quarter resulted in recognition of additional stock-based compensation expense of $6.0 million, net of tax, on 2,830 stock option grants over the period from fiscal 1996 through fiscal 2006.

Director Options. Director options were issued, prior to the effective date of
----------------
the Sarbanes-Oxley Act ("Sarbanes-Oxley") in August 2002, using the same "look back" process as described above for employee options. This process was changed when the time for filing Form 4s was shortened under the provisions of Sarbanes-Oxley to award options with exercise prices equal to the fair market value of the stock on the date of grant. We concluded that the measurement date for the director options granted prior to this change in grant practice should be the end of the quarter. Changing the measurement date from the originally assigned grant date to the end of the quarter resulted in recognition of additional stock-based compensation expense of $0.7 million, net of tax, on 24 stock option grants over the period from fiscal 1996 through fiscal 2006.

Bonus Options. The terms of the CEO's employment agreement, give him the
-------------
alternative of taking incentive stock options, restricted stock or discounted stock options in lieu of the cash payment of part or all of his annual incentive bonus. In the event of an election to receive options in lieu of cash incentive, those options were to be valued using the Black-Scholes option pricing model, applying the same assumptions as those used in the Company's most recent proxy statement. The employment agreement provides that the CEO's annual bonus, based on the fiscal year net income, is payable after the end of the year. However, based on advice provided to us by legal counsel, and longstanding interpretation, the Company believed that it was permissible to make advance payments in the form of bonus options during the year based on the anticipated annual bonus, and did so.

Prior to fiscal 2005, the CEO received ten bonus option grants, consisting of options to purchase 337,500 shares of Class A Common Stock and 1,743,750 shares of Class B Common Stock under this arrangement. The CEO and the Board's designated representative (our Chief Financial Officer) agreed on the terms of the bonus options, including the number of shares covered, the exercise price and the grant date (the latter being selected using a "look back" process similar to that followed in granting employee and director options). We typically granted bonus options prior to fiscal year-end, shortly after such agreement was reached. These bonus options were fully vested at grant, had three-to-five year terms, were granted with a 10% or 25% premium to the market price of the stock on the selected grant date and were subject to the approval of the Compensation Committee. The CEO's cash bonus for the fiscal year in which the options were granted, was reduced by the Black-Scholes value of the options according to their terms.

Based on the facts and circumstances relative to the process for granting the bonus options, the Special Committee determined, and management has agreed that the measurement dates for these options should be the end of the fiscal year in which they were granted. The end of the fiscal year was used as the measurement date because that is the date on which the amount of the annual bonus could be determined and therefore the terms of the option could be fixed under APB 25. This conclusion is predicated on the assumption that the terms of the option were linked to the amount of the bonus earned. While it was permissible to agree upon the number of shares that were to be issued prior to the end of the year and would not be forfeitable, under GAAP the exercise price is considered variable until the amount of the bonus could be determined with finality. The variability in the exercise price results from the premise that the CEO would have been required to repay any shortfall in the bonus earned from the value assigned to the option by the Black-Scholes model. Although there was never an instance when the CEO's bonus did not exceed substantially the value of the options as calculated, if that were to have occurred, the amount repaid to cure the bonus shortfall would in substance be an increase in the exercise price of the option. Since the exercise price could not be determined with certainty until the amount of the bonus was known, we have applied variable accounting to the bonus options from the date of grant to the final fiscal year-end measurement date. Variable accounting requires that compensation expense is to be determined by comparing the quoted market value of the shares covered by the option grant to the exercise price at each intervening balance sheet date until the terms of the option become fixed.

The compensation expense associated with the CEO's estimated bonus was accrued throughout the fiscal year. When the value of a bonus option was determined using the Black-Scholes model, previously recorded compensation expense associated with the accrual of the estimated bonus was reversed in the amount of the value assigned to the bonus option. The previously recorded compensation expense should not have been reversed. We developed a methodology in the restatement process that considers both the intrinsic value of the option under APB 25 and the Black-Scholes value assigned to the bonus option in determining the amount of compensation expense to recognize once the exercise price of the option becomes fixed and variable accounting ends. Under this methodology, the intrinsic value of the option is determined at the fiscal year-end measurement date under the principles of APB 25. The intrinsic value is then compared to the Black-Scholes value assigned to the option for compensation purposes (the bonus value). The bonus value is the amount that would have been accrued during the fiscal year through the grant date as part of the total liability for the CEO's bonus. The greater of the intrinsic value or bonus value is recorded as compensation expense. Using this methodology and the fiscal year-end as the measurement dates resulted in an increase in stock-based compensation expense of $6.9 million over the period from fiscal 1996 through fiscal 2004. There was no tax benefit associated with this expense due to the tax years being closed.

OTHER MODIFICATIONS OF OPTION TERMS

As described above, under the terms of our stock option plans shares received on exercise of an option are to be held for the employee for two years during which time the shares cannot be sold. If the employee terminates employment voluntarily or involuntarily (other than by retirement, death or disability) during the two-year forfeiture period the option plans provide the Company with the option of repurchasing the shares at the lower of the exercise price or the fair market value of the stock on the date of termination. In some circumstances we elected not to repurchase the shares upon termination of employment while the shares were in the two-year forfeiture period essentially waiving the remaining forfeiture period requirement. We did not previously recognize this waiver as requiring a new measurement date.

Based on management's analysis we have concluded that a new measurement date should have been recognized in two situations: (1) where the employee terminated and the Company did not exercise its right under the option plans to buy back the shares in the two-year forfeiture period, and (2) where the forfeiture provision was waived and the employee subsequently terminated within two years of the exercise date. We now consider both of these waivers to be an acceleration of the vesting period because the forfeiture provision was waived (i.e., the employee is no longer subject to a service condition to earn the right to the shares and will benefit from the modification). As such, a new measurement date is required. In this case the new measurement date is the date the forfeiture provision was waived with additional stock-based compensation expense being recognized at the date of termination. Since the shares were fully vested, the intrinsic value of the option at the new measurement date in excess of the intrinsic value at the original measurement date should be expensed immediately. The new measurement dates resulted in an increase in stock-based compensation expense of $0.4 million, net of tax, on 27 stock option grants over the period from fiscal 1996 through fiscal 2006.

STOCK OPTION ADJUSTMENTS

Stock-based Compensation Expense. Although the period for the Special
--------------------------------
Committee's investigation was January 1, 1995 to October 31, 2006, management extended the period of review back to 1986 for purposes of analyzing the aggregate impact of the measurement date changes because the incorrect accounting for stock options extended that far back in time. We have concluded that the measurement date changes identified by the Special Committee's investigation and management's analysis resulted in an understatement of stock-based compensation expense arising from stock option grants since fiscal 1986, effecting our consolidated financial statements for each year beginning with the fiscal year ended March 31, 1986. The affect on the consolidated financial statements for the fiscal years from 1986 to 1995 was considered to be not material to those years. Therefore, it was included as a cumulative adjustment to the stock-based compensation expense for fiscal 1996. We have determined the aggregate understatement of stock-based compensation expense for the 11-year restatement period from 1996 through 2006 was $14.0 million, net of tax, on 2,891 stock options grants.

As previously discussed, we now consider the two-year repurchase option specified in the option plans to be a forfeiture provision that goes into effect when stock options are exercised. Therefore, the service period necessary for an employee to earn an award varies based on the timing of stock option exercises. We initially expense each award

(i.e., all tranches of an option award) on a straight-line basis over ten years, which is the period that stock options become exercisable. We ensure the cumulative compensation expense for an award as of any date is at least equal to the measurement-date intrinsic value of those options that have vested (i.e., when the two-year forfeiture period has ended). If stock options expire unexercised or an employee terminates employment after options become exercisable, no compensation expense associated with the exercisable, but unexercised options, is reversed. In those instances where an employee terminates employment before options become exercisable or we repurchased the shares during the two-year forfeiture period, all compensation expense for those options is reversed as a forfeiture.

In addition, management reviewed its adoption of SFAS No. 123 (revised 2004), "Share-Based Payment" ("SFAS 123R"), and identified several changes to be made to its initial application of this standard. These changes included:

* The impact of the measurement date changes determined by the Special Committee and management were incorporated into the fair value calculations.
* The two-year post exercise service condition was originally considered to be a post-vesting restriction that was accounted for by applying a 12% discount factor to the current market price used in the determination of fair value. The effect of the discount factor was eliminated from the fair value calculation since the two-year post-exercise service condition is now considered to be a forfeiture provision.
* The requisite service period was redefined to consider the effect of the two-year post-exercise service condition.
* The assumptions used in the fair value calculation for all outstanding stock options, including the expected term and the risk-free rate, were adjusted to consider the effect of the two-year post-exercise service condition.

The effect of these changes resulted in an increase in stock-based compensation expense of $0.4 million for the three months ended June 30, 2006.

Payroll Taxes, Interest and Penalties. In connection with the stock-based
-------------------------------------
compensation adjustments, we determined that certain options previously classified as ISO grants were determined to have been granted with an exercise price below the fair market value of our stock on the revised measurement date. Under the Internal Revenue Code Section 422, ISOs may not be granted with an exercise price less than the fair market value on the date of grant, and therefore these grants would not likely qualify for ISO tax treatment. The disqualification of ISO classification exposes the Company and the affected employees to payroll related withholding taxes once the underlying shares are released from the post exercise two-year forfeiture period and the substantial risk of forfeiture has lapsed (the "taxable event"). The Company and the affected employees may also be subject to interest and penalties for failing to properly withhold taxes and report the taxable event on their respective tax returns. The Company is currently reviewing the potential disqualification of ISO grants and the related withholding tax implications with the Internal Revenue Service for calendar years 2004, 2005 and 2006 in an effort to reach agreement on the resulting tax liability. In the meantime, the Company has recorded expenses related to the withholding taxes, interest and penalties associated with options which would have created a taxable event in calendar years 2004, 2005 and 2006. The estimated payroll tax liability at March 31, 2006 for the disqualification of tax treatment associated with ISO awards totaled $3.3 million. In addition, we recorded an income tax benefit of approximately $0.9 million related to this liability.

Income Tax Benefit. We reviewed the income tax effect of the stock-based
------------------
compensation charges, and we believe that the proper income tax accounting for stock options under GAAP depends, in part, on the tax designation of the stock options as either ISOs or NSOs. Because of the potential impact of measurement date changes on the qualified status of the options, we have determined that substantially all of the options originally intended to be ISOs might not be qualified under the tax regulations, and therefore should be accounted for as if they were NSOs for financial accounting purposes. An income tax benefit has resulted from the determination that certain NSOs for which stock-based compensation expense was recorded will create an income tax deduction. This tax benefit has resulted in an increase to our deferred tax assets for stock options prior to the occurrence of a taxable event or the forfeiture of the related options. Upon the occurrence of a taxable event or forfeiture of the underlying options, the corresponding deferred tax asset is reversed and the excess or deficiency in the deferred tax assets is recorded to paid-in capital in the period in which the taxable event or forfeiture occurs. We have recorded a deferred tax asset of $1.3 million as of March 31, 2006 related to stock options.

 The stock option adjustments and related income tax impacts discussed above reduced net income by $16.3 million in aggregate for the fiscal years ended March 31, 1996 through 2006. We have restated pro forma net income and earnings per share under Statement of Financial Accounting Standards ("SFAS 123") in Note 1 of the Notes to

Consolidated Financial Statements of this Form 10-Q/A to reflect the impact of these adjustments for the three months ended June 30, 2005.

The Special Committee recommended a remediation plan that included the repricing of certain stock option grants awarded to officers and directors and reimbursement by our CEO of $1.4 million. To reprice the stock option grants awarded to certain senior officers and directors, the original exercise price has been increased to the market price of the stock on the new measurement date for all options outstanding as of the beginning of the investigation.

As described above, the Special Committee concluded that the CEO's bonus options awarded under his employment agreement should have been issued at the end of the fiscal year rather than during the year as had been our past practice. The Committee concluded that an adjustment was appropriate to reflect that the bonus options should not have been issued before fiscal year end and to remove any benefits to the CEO from our past practice of looking back to select grant dates and exercise prices. The Committee determined the adjustment by calculating the Black-Scholes values of the bonus options as if they had been issued at the end of the fiscal year and then comparing those values to the amounts reported in our proxy statements as the values of the bonus options based on the earlier grant dates. The difference in the aggregate value of the bonus options based on this methodology was $1.4 million. The Committee considered several other alternative remediation calculations but concluded, based on consideration of all of the facts and circumstances, that the recommended amount was the appropriate remediation. The CEO has made the recommended reimbursement of $1.4 million by delivery to the Company of 45,531 shares of Class A Common Stock on November 1, 2007.

The Committee also recommended changes to our stock option grant practices and additional training for employees involved in the accounting for and administration of our stock option program. These recommendations were accepted by the Board of Directors by unanimous consent on October 11, 2007.

REVIEW OF TAX POSITIONS (UNRELATED TO STOCK OPTIONS)

In addition to the restatement adjustments associated with stock options discussed above, our restated consolidated financial statements include an adjustment for fiscal years 2004, 2005 and 2006 to reflect additional liabilities associated with tax positions taken on filed tax returns for those years that should have been recorded in accordance with GAAP, partially offset by certain expected tax refunds. The aggregate impact of this adjustment was a $5.4 million increase in income tax expense with a corresponding increase in taxes payable. This adjustment is not related to accounting for stock-based compensation expense discussed above.

OTHER ADJUSTMENTS (UNRELATED TO STOCK OPTIONS)

In addition to the restatement adjustments associated with stock options and income taxes discussed above, our restated Consolidated Financial Statements include an adjustment for fiscal years 2002 through 2006 to reflect the correction of errors related to the recognition of revenue associated with shipments to customers under FOB destination terms and an adjustment to reduce the estimated liability for employee medical claims incurred but not reported at March 31, 2006. We improperly recognized revenue from certain customers prior to when title and risk of ownership transferred to the customer. The aggregate impact of these adjustments over the periods affected was a decrease in net revenue of $1.2 million and a decrease in net income of $0.4 million. The aggregate impact on net income reflected a $0.5 million decrease associated with the net revenue errors and a $0.1 million increase related to the adjustment of the liability for medical claims.

RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS

This Form 10-Q/A reflects the restatement of our consolidated balance sheets as of June 30, 2006, March 31, 2006 and June 30, 2005 and the related consolidated statements of operations and consolidated statements of cash flows for the three months ended June 30, 2006 and 2005. In the March 31, 2007 Form 10-K, we are restating our consolidated balance sheet as of March 31, 2006, and the related consolidated statements of income, comprehensive income, shareholders' equity, and cash flows for the years ended March 31, 2006 and 2005. We have not amended, and do not intend to amend, our previously filed Annual Reports on Form 10-K or Quarterly Reports on Form 10-Q for each of the fiscal years and fiscal quarters of 1996 through 2006. Our 2007 Form 10-K also will reflect the restatement of Selected Financial Data in Item 6 as of March 31, 2005 and as of and for the years ended March 31, 2004 and 2003. We will also be filing Quarterly Reports on Form 10-Q for the quarters ended September 30, 2006 and December 31, 2006, that contain the restatement of our consolidated statements for certain interim periods as discussed therein.

The table below reflects the impacts of the restatement adjustments discussed above on our consolidated statements of income for the periods presented below (in thousands):

                                                                                                CUMULATIVE
                                                                                              APRIL 1, 1995
                                                    THREE MONTHS ENDED   THREE MONTHS ENDED      THROUGH
CATEGORY OF ADJUSTMENTS:                               JUNE 30, 2006        JUNE 30, 2005     MARCH 31, 2004
------------------------                            ------------------   ------------------   --------------
                                                                                                    (b)
Pretax income impact:
  Stock-based compensation expense (c)              $             442    $             221    $      13,626
  Payroll tax expense and penalties (c)                           413                  172              439
  Other adjustments                                             1,824                  265            1,666
                                                    ------------------   ------------------   --------------
   Decrease in pretax income                                    2,679                  658           15,731
                                                    ------------------   ------------------   --------------

Income tax impact:
  Stock-based compensation expense                               (276)                 (68)          (1,050)
  Payroll taxes                                                  (200)                 (47)            (123)
  Other income tax adjustments (d)                                266                  490            1,689
  Other adjustments                                              (713)                 (89)            (584)
                                                    ------------------   ------------------   --------------
   Increase (decrease) in income tax expense                     (923)                 286              (68)
                                                    ------------------   ------------------   --------------
Total net decrease to income before
     cumulative effect of change in
     accounting principle                                       1,756                  944           15,663
Cumulative effect of change in
     accounting principle (e)                                  (1,976)                   -                -
                                                    ------------------   ------------------   --------------
Total net decrease (increase) to net income         $            (220)   $             944    $      15,663
                                                    ==================   ==================   ==============

  (a) See Note 2 "Restatement of Consolidated Financial Statements" of the Notes to Consolidated Financial Statements included in this Form 10-Q for additional information regarding the adjustments made to the Company's restated consolidated financial statements.

  (b) The cumulative effect of the stock-based compensation adjustments from fiscal 1996 through fiscal 2004 is summarized below:

                             STOCK OPTION ADJUSTMENTS                                  OTHER ADJUSTMENTS            DECREASE/
                        ---------------------------------    OTHER INCOME      --------------------------------  (INCREASE) TO
YEARS ENDED MARCH 31,       PRETAX          INCOME TAX      TAX ADJUSTMENTS        PRETAX         INCOME TAX       NET INCOME
---------------------   ---------------    --------------  ------------------  ---------------  ---------------  ----------------

1996                     $         829 (f)  $          -    $              -    $           -    $           -    $          829
1997                               657                (1)                  -                -                -               656
1998                             2,391               (19)                  -                -                -             2,372
1999                               535               (27)                  -                -                -               508
2000                             1,998               (62)                  -                -                -             1,936
2001                             1,722              (141)                  -                -                -             1,581
2002                             2,317              (219)                  -            2,534             (918)            3,714
2003                             1,187              (248)                  -           (1,610)             590               (81)
2004                             2,429              (456)              1,689              742             (256)            4,148
                        ---------------    --------------  ------------------  ---------------  ---------------  ----------------
Cumulative effect        $      14,065      $     (1,173)   $          1,689    $       1,666    $        (584)   $       15,663
                        ===============    ==============  ==================  ===============  ===============  ================

  (c) Stock-based compensation expenses, including related payroll taxes, interest and penalties have been recorded as adjustments to the selling and administrative expenses line item in our consolidated statements of income for each period.




  (d) This represents liabilities associated with tax positions claimed on filed returns for these years, partially offset by certain expected tax refunds and is not related to accounting for stock-based compensation.

  (e) Adjustment to recognize the effect of estimated forfeitures related to outstanding awards that are not expected to vest as of the adoption date of SFAS 123R.

  (f) Includes additional expense from 1986 to 1995 totaling $0.6 million, the affect of which on the consolidated financial statements for 1996 and for each year 1986 to 1995 was not material.

BACKGROUND

We are a fully integrated specialty pharmaceutical company that develops, manufactures, acquires and markets technologically-distinguished branded and generic/non-branded prescription pharmaceutical products. We have a broad range of dosage form capabilities, including tablets, capsules, creams, liquids and ointments. We conduct our branded pharmaceutical operations through Ther-Rx Corporation and our generic/non-branded pharmaceutical operations through ETHEX Corporation, which focuses principally on technologically-distinguished generic/non-branded products. Through Particle Dynamics, Inc., we develop, manufacture and market technologically advanced, value-added raw material products for the pharmaceutical, nutritional, personal care, food and other markets.

We have a diverse portfolio of drug delivery technologies which we leverage to create technologically-distinguished brand name and specialty generic products. We have developed and patented 15 drug delivery and formulation technologies primarily in four principal areas: SITE RELEASE(R) bioadhesives, oral controlled release, tastemasking and oral quick dissolving tablets. We incorporate these technologies in the products we market to control and improve the absorption and utilization of active pharmaceutical compounds. These technologies provide a number of benefits, including reduced frequency of administration, reduced side effects, improved drug efficacy, enhanced patient compliance and improved taste.

Our drug delivery technologies allow us to differentiate our products in the marketplace, both in the branded and generic pharmaceutical areas. We believe that this differentiation provides substantial competitive advantages for our products, allowing us to establish a strong record of growth and profitability and a leadership position in certain segments of our industry.

RESULTS OF OPERATIONS

Net revenues for the three months ended June 30, 2006 increased $11.2 million from the first quarter of the prior fiscal year, or 13.1%, as we experienced sales growth of 31.4% in our branded products segment. The resulting $3.7 million increase in gross profit was offset in part by a $2.7 million increase in operating expenses, before taking into account the $30.4 million of expense associated with the prior year acquisition of FemmePharma. The increase in operating expenses for the three months ended June 30, 2006 was primarily due to an increase in personnel costs associated with expansion of the branded sales force in fiscal 2006, an increase in management and other personnel, and the incremental impact of stock-based compensation expense recorded in conjunction with the adoption of SFAS 123R (see Note 5 to the Consolidated Financial Statements).

For the three months ended June 30, 2006, we reported net income of $10.1 million compared to a net loss of $22.9 million in the first quarter of fiscal 2006. During the comparable prior quarter, we recorded expense of $30.4 million in connection with the FemmePharma acquisition (see Note 3) that consisted of $29.6 million for acquired in-process research and development and $0.9 million in direct expenses related to the transaction. As a result of this, we incurred a net loss for the three months ended June 30, 2005 of $22.9 million, or $0.47 per share for both Class A and Class B Common Stock. Excluding the $30.4 million of expense associated with the prior year acquisition of FemmePharma, net income for the three months ended June 30, 2006 would have increased $2.5 million, or 33.7%.

NET REVENUES BY SEGMENT
-----------------------
   ($ IN THOUSANDS):
                                                            THREE MONTHS ENDED JUNE 30,
                                              ------------------------------------------------------
                                                                                       CHANGE
                                                  2006             2005          -------------------
                                              (AS RESTATED)    (AS RESTATED)         $           %
                                              -------------    -------------     ---------    ------
Branded products                              $     42,313     $     32,191      $  10,122     31.4%
   as % of net revenues                               44.0%            37.9%
Specialty generics/non-branded                      48,401           47,370          1,031      2.2%
   as % of net revenues                               50.3%            55.7%
Specialty materials                                  4,882            4,853             29      0.6%
   as % of net revenues                                5.1%             5.7%
Other                                                  604              629            (25)    (4.0)%
                                              -------------    -------------     ---------
   Total net revenues                         $     96,200     $     85,043      $  11,157     13.1%

The increase in branded product sales was due primarily to the continued sales growth of our PreCare(R) product line which generated increased sales of $11.7 million, a 142.3% increase compared to the prior year quarter. This increase was attributable to sales growth experienced by our PrimaCare(R) product line, the introduction of PreCare Premier(TM) and product line price increases that have occurred over the past 12 months. Specifically, sales of PrimaCare(R) ONE increased $7.6 million, or 322.4%, due to $5.0 million of sales volume growth coupled with $2.6 million of higher sales associated with price increases over the past year. The sales volume growth experienced by PrimaCare(R) ONE was primarily due to continued market share gains since the fourth quarter of fiscal 2005 when a temporary supply disruption of PrimaCare(R) ONE occurred. The increase in prescription prenatal sales was offset in part by a $1.3 million, or 9.6%, decrease in sales of our anti-infective brands. This decrease reflected the impact during the three months ended June 30, 2005 of larger-than-normal customer purchases of Gynazole-1(R) made in anticipation of a July 2005 price increase. Our other anti-infective brand, Clindesse(TM), generated sales of $5.1 million during the quarter. Sales from our hematinic product line were flat during the quarter as a $3.2 million reduction in sales from our Chromagen(R) product line was offset by $2.4 million of incremental sales associated with Repliva 21/7(TM), a new hematinic product introduced in the second quarter of fiscal 2006, and increased sales from our Niferex(R) product line. The decrease in Chromagen(R) sales was partially the result of additional fiscal 2006 first quarter sales of Chromagen(R) as customers responded to a July 2005 price increase.

The increase in specialty generic net sales resulted primarily from sales volume growth in our pain management product line, offset in part by a decline in sales volume from certain products in our cardiovascular product line. The pain management product line, which comprised 22.8% of specialty generic sales during the quarter compared to 17.9% for the prior quarter, contributed $2.6 million in increased revenue due primarily to incremental sales from three product approvals which were received in fiscal 2006.

GROSS PROFIT BY SEGMENT
-----------------------
  ($ IN THOUSANDS):
                                                          THREE MONTHS ENDED JUNE 30,
                                              ------------------------------------------------------
                                                                                       CHANGE
                                                  2006            2005          --------------------
                                              (AS RESTATED)    (AS RESTATED)          $          %
                                              -------------    -------------    ---------     ------
Branded products                              $     37,301     $    29,394      $   7,907      26.9%
   as % of net revenues                               88.2%           91.3%
Specialty generics/non-branded                      27,376          27,410            (34)     (0.1)%
   as % of net revenues                               56.6%           57.9%
Specialty materials                                  1,998           2,026            (28)     (1.4)%
   as % of net revenues                               40.9%           41.7%
Other                                               (3,937)            178         (4,115)       NM
                                              -------------    ------------     ---------
   Total gross profit                         $     62,738     $    59,008      $   3,730       6.3%
        as % of total net revenues                    65.2%           69.4%

The increase in gross profit was primarily due to the significant sales growth experienced by our branded products segment. The lower gross profit percentage on a consolidated basis reflected the impact of higher production costs that resulted from lower than expected production volume, coupled with an increase in provisions for obsolete inventory. The gross profit percentage decrease experienced by branded products was partially due to the impact of rebates associated with branded product sales to managed care organizations that began late in fiscal 2005.

RESEARCH AND DEVELOPMENT
------------------------
   ($ IN THOUSANDS):
                                                            THREE MONTHS ENDED JUNE 30,
                                               -------------------------------------------------------
                                                                                         CHANGE
                                                                                  --------------------
                                                  2006         2005                    $           %
                                               ----------   ----------            -----------     ----
Research and development                       $    7,890   $    7,632            $       258     3.4%
   as % of net revenues                               8.2%         9.0%

The increase in research and development expense was primarily due to an increase in personnel expenses associated with the growth of our research and development staff. Research and development expense for the quarter grew at a slower rate than management anticipated due to the deferral of certain clinical studies.

PURCHASED IN-PROCESS RESEARCH AND DEVELOPMENT
---------------------------------------------
            ($ IN THOUSANDS):
                                                                 THREE MONTHS ENDED JUNE 30,
                                                    ------------------------------------------------------
                                                                                             CHANGE
                                                                                       -------------------
                                                       2006         2005                    $            %
                                                    -------      -----------           ------------     --
Purchased in-process research and development       $    -       $    30,441           $   (30,441)     NM
       as % of net revenues                              - %            35.8 %

During the three months ended June 30, 2005, we recorded expense of $30.4 million in connection with the FemmePharma acquisition (see Note 3 to the Consolidated Financial Statements) that consisted of $29.6 million for acquired in-process research and development and $0.9 million in direct expenses related to the transaction. The valuation of acquired in-process research and development represented the estimated fair value of the worldwide marketing rights to an endometriosis product we acquired as part of the FemmePharma, Inc. acquisition that, at the time of the acquisition, had no alternative future use and for which technological feasibility had not been established.

SELLING AND ADMINISTRATIVE
--------------------------
     ($ IN THOUSANDS):
                                                             THREE MONTHS ENDED JUNE 30,
                                              ----------------------------------------------------------
                                                  2006            2005                     CHANGE
                                              ------------    -------------         --------------------
                                              (AS RESTATED)   (AS RESTATED)               $          %
                                                                                    -----------     ----
Selling and administrative                     $    40,138    $     37,753          $     2,385     6.3%
  as % of net revenues                                41.7%           44.4%

The increase in selling and administrative expense was primarily due to increases in personnel, promotional and marketing costs associated with expanded sales efforts and increases in facilities, management and other personnel costs over the proceeding year. The increase in personnel costs was also impacted by the adoption of SFAS 123R, "Share Based Payment," using the modified prospective method which resulted in the recognition of incremental stock-based compensation expense of $0.7 million during the quarter and an increase in accrued payroll taxes associated with the disqualification of certain stock options as ISOs. We adopted SFAS 123R using the modified prospective method and, as a result, did not retroactively adjust results from prior periods. Prior to the adoption of SFAS 123R, we accounted for stock-based compensation using the intrinsic value method prescribed in APB 25 (see the "Explanatory Note" immediately preceding Part I, Item 1, "Management's Discussion and Analysis of Financial Condition and Results of Operation", and Note 2 "Restatement of Consolidated Financial Statements" of the Notes to Consolidated Financial Statements in this Form 10-Q/A). The increase in these costs was offset in part by a $0.8 million reimbursement of legal fees received during the quarter.

OPERATING INCOME (LOSS)
-----------------------
  ($ IN THOUSANDS):
                                                               THREE MONTHS ENDED JUNE 30,
                                               ---------------------------------------------------------
                                                   2006           2005                      CHANGE
                                               -------------  -------------          -------------------
              ($ IN THOUSANDS):                (AS RESTATED)  (AS RESTATED)                $           %
                                                                                     ------------     --
Operating income (loss)                        $     13,513    $  (17,998)           $     31,511     NM

The improvement in operating income was primarily due to the $30.4 million of expense we recorded during the three months ended June 30, 2005 in connection with the FemmePharma acquisition. Without taking into account the $30.4 million of expense associated with the prior year acquisition of FemmePharma, operating income for the three months ended June 30, 2006 would have increased $1.1 million, or 8.6%.

INTEREST EXPENSE
----------------
($ IN THOUSANDS):
                                                              THREE MONTHS ENDED JUNE 30,
                                               ------------------------------------------------------
                                                                                         CHANGE
                                                                                  -------------------
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

INTEREST AND OTHER INCOME
-------------------------
    ($ IN THOUSANDS):

                                                             THREE MONTHS ENDED JUNE 30,
                                               ------------------------------------------------------
                                                                                         CHANGE
                                                                                  -------------------
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

PROVISION FOR INCOME TAXES
--------------------------
    ($ IN THOUSANDS):
                                                             THREE MONTHS ENDED JUNE 30,
                                               --------------------------------------------------------
                                                  2006            2005                    CHANGE
                                               -----------    ------------          -------------------
                                              (AS RESTATED)   (AS RESTATED)              $          %
                                                                                    -----------    ----
Provision for income taxes                     $     5,213    $      4,566          $       647    14.2%
  effective tax rate                                  39.1%           37.7%


The effective tax rate for the quarter was adversely affected by the expiration of Federal research and experimentation tax credits on December 31, 2005. Future research and experimentation tax credits cannot be recognized until passed by Congress and signed into law. The effective tax rates for both quarters were also adversely affected by the non-deductibility of stock-based compensation on certain of our outstanding stock options that were issued as incentive stock options. For the three months ended June 30, 2005, we recorded a provision for income taxes as the $30.4 million of expense we recognized for the FemmePharma acquisition was determined to not be deductible for tax purposes. The effective tax rate of 37.7% was applied to a pre-tax income amount for the three months ended June 30, 2005 that excluded the FemmePharma acquisition expense of $30.4 million.

NET INCOME (LOSS) AND DILUTED EARNINGS (LOSS) PER SHARE
-------------------------------------------------------
              ($ IN THOUSANDS):
                                                            THREE MONTHS ENDED JUNE 30,
                                               ----------------------------------------------------
                                                  2006          2005                    CHANGE
                                               -----------  ------------          -----------------
                                              (AS RESTATED) (AS RESTATED)              $         %
                                                                                  ------------   --
Net income (loss)                              $    10,098  $   (22,888)          $     32,986   NM
  Diluted earnings (loss) per Class A share           0.19        (0.47)                  0.66   NM
  Diluted earnings (loss) per Class B share           0.16        (0.47)                  0.63   NM

The increase in net income was mainly due to the $30.4 million of expense we recorded during the three months ended June 30, 2005 in connection with the FemmePharma acquisition. Excluding the effect of the $30.4 million of expense associated with the prior year acquisition of FemmePharma, net income for the three months ended June 30, 2006 would have increased $2.5 million, or 33.7%. This increase includes $2.0 million, net of tax, for the cumulative effect of a change in accounting principle to reflect the effect of estimated forfeitures related to outstanding awards that are not expected to vest as of the adoption date of SFAS 123R.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents and working capital were $58.2 million and $305.2 million, respectively, at June 30, 2006, compared to $100.7 million and $305.0 million, respectively, at March 31, 2006. The decrease in cash and cash equivalents resulted primarily from the $45.4 million of additional short-term marketable securities that were purchased and classified as available for sale during the quarter ended June 30, 2006. The primary source of operating cash flow used in the funding of our businesses continues to be internally generated funds from product sales. For the three months ended June 30, 2006, our net cash flow from operations of $17.8 million resulted primarily from net income adjusted for non-cash items.

Net cash flow used in investing activities included capital expenditures of $15.2 million for the three months ended June 30, 2006 compared to $22.4 million for the corresponding prior year period. In June 2006, the Company completed the purchase of a 126,000 square foot building in the St. Louis metropolitan area for $4.9 million. The property had been leased by the Company since June 2001 and is used as a manufacturing facility and office space. The purchase price was paid in cash. The remaining capital expenditures during the quarter were primarily for purchasing machinery and equipment to upgrade and expand our pharmaceutical manufacturing and distribution capabilities, and for other building renovation projects. Other investing activities during the quarter consisted of $45.4 million in purchases of short-term marketable securities that were classified as available for sale. For the corresponding prior year quarter, other investing activities included the acquisition of FemmePharma for a $25.0 million cash payment and the purchase of Strides redeemable preferred stock for $11.3 million (see Note 2 to the Consolidated Financial Statements).

Our debt balance including current maturities, was $242.7 million at June 30, 2006 compared to $243.0 million at March 31, 2006. In March 2006, we entered into a $43.0 million mortgage loan agreement with one of our primary lenders, in part, to refinance $9.9 million of existing mortgages. The $32.8 million of net proceeds we received from the new mortgage loan was used for working capital and general corporate purposes. The new mortgage loan bears interest at a rate of 5.91% and matures on April 1, 2021.

In May 2003, we issued $200.0 million principal amount of Convertible Subordinated Notes that are convertible, under certain circumstances, into shares of our Class A Common Stock at conversion price of $23.01 per share subject to possible adjustment. The Convertible Subordinated Notes bear interest at a rate of 2.50% and mature on May 16, 2033. We are also obligated to pay contingent interest at a rate equal to 0.5% per annum during any six-month period commencing May 16, 2006, if the average trading price of the Notes per $1,000 principal amount for the five-trading day period ending on the third trading day immediately preceding the first day of the applicable six-month period equals $1,200 or more. We may redeem some or all of the Convertible Subordinated Notes at any time on or after May 21, 2006, at a redemption price, payable in cash, of 100% of the principal amount of the Convertible

Subordinated Notes, plus accrued and unpaid interest (including contingent interest, if any) to the date of redemption. Holders may require us to repurchase all or a portion of their Convertible Subordinated Notes on May 16, 2008, 2013, 2018, 2023 and 2028, or upon a change in control, as defined in the indenture governing the Convertible Subordinated Notes, at 100% of the principal amount of the Convertible Subordinated Notes, plus accrued and unpaid interest (including contingent interest, if any) to the date of repurchase, payable in cash. The Convertible Subordinated Notes are subordinate to all of our existing and future senior obligations.

On June 9, 2006, we replaced our $140.0 million credit line by entering into a new syndicated credit agreement with ten banks that provides for a revolving line of credit for borrowing up to $320.0 million. The new credit agreement also includes a provision for increasing the revolving commitment, at the lenders' sole discretion, by up to an additional $50.0 million. The new credit facility is unsecured unless we, under certain specified circumstances, utilize the facility to redeem part or all of our outstanding Convertible Subordinated Notes. Interest is charged under the facility at the lower of the prime rate or one-month LIBOR plus 62.5 to 150 basis points depending on the ratio of our senior debt to EBITDA. The new credit agreement contains financial covenants that impose limits on dividend payments, require minimum equity, a maximum senior leverage ratio and minimum fixed charge coverage ratio. The new credit facility has a five-year term expiring in June 2011. As of June 30, 2006, we were in compliance with all of our financial covenants and there were no borrowings outstanding under the facility. In addition, the agreement requires that we submit annual audited financial statements to the lenders within 90 days of the close of the fiscal year and quarterly financial statements within 45 days of the close of each fiscal quarter. The Company has obtained the consent of the lenders to extend the period for submission of the audited financial statements for the year ended March 31, 2007 to March 31, 2008 and for the submission of the quarterly financial statements for the quarters ended June 30, 2007, September 30, 2007 and December 31, 2007 to April 30, 2008.

In December 2005, we entered into a financing arrangement with St. Louis County, Missouri related to expansion of our operations in St. Louis County (see Note 11 of the Notes to Consolidated Financial Statements). Up to $135.5 million of industrial revenue bonds may be issued to us by St. Louis County relative to capital improvements made through December 31, 2009. This agreement provides that 50% of the real and personal property taxes on up to $135.5 million of capital improvements will be abated for a period of ten years subsequent to the property being placed in service. Industrial revenue bonds totaling $73.0 million were outstanding at June 30, 2006. The industrial revenue bonds are issued by St. Louis County to us upon our payment of qualifying costs of capital improvements, which are then leased by us for a period ending December 1, 2019, unless earlier terminated. We have the option at any time to discontinue the arrangement and regain full title to the abated property. The industrial revenue bonds bear interest at 4.25% per annum and are payable as to principal and interest concurrently with payments due under the terms of the lease. We have classified the leased assets as property and equipment and have established a capital lease obligation equal to the outstanding principal balance of the industrial revenue bonds. Lease payments may be made by tendering an equivalent portion of the industrial revenue bonds. As the capital lease payments to St. Louis County may be satisfied by tendering industrial revenue bonds (which is our intention), the capital lease obligation, industrial revenue bonds and related interest expense and interest income, respectively, have been offset for presentation purposes in the Consolidated Financial Statements.

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

CRITICAL ACCOUNTING ESTIMATES

Our Consolidated Financial Statements are presented on the basis of GAAP. Certain of our accounting policies are particularly important to the presentation of our financial position and results of operations and require the application of significant judgment by our management. As a result, amounts determined under these policies are subject to an inherent degree of uncertainty. In applying these policies, we make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures. We base our estimates and judgments on historical experience, the terms of existing contracts, observance of trends in the industry, information that is obtained from customers and outside sources, and on various other assumptions that we believe to be reasonable and appropriate under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Although we believe that our estimates and assumptions are reasonable, actual results may differ significantly from our estimates. Changes in estimates and assumptions based upon actual results may have a material impact on our results of operations and/or financial condition. Our critical accounting estimates are described below.

REVENUE RECOGNITION AND PROVISIONS FOR ESTIMATED REDUCTIONS TO GROSS REVENUES.
-----------------------------------------------------------------------------
Revenue is generally realized or realizable and earned when persuasive evidence of an arrangement exists, the seller's price to the buyer is fixed or determinable, the customer's payment ability has been reasonably assured and title and risk of ownership have been transferred to the customer.

Simultaneously with the recognition of revenue, we reduce the amount of gross revenues by recording estimated sales provisions for chargebacks, sales rebates, sales returns, cash discounts and other allowances, and Medicaid rebates. These sales provisions are established based upon consideration of a variety of factors, including among other factors, historical relationship to revenues, historical payment and return experience, estimated and actual customer inventory levels, customer rebate arrangements, and current contract sales terms with wholesale and indirect customers.

From time to time, we provide incentives to our wholesale customers, such as trade show allowances or stocking allowances that they in turn use to accelerate distribution to their end customers. We believe that these incentives are normal and customary in the industry. Sales allowances are accrued and revenue is recognized as sales are made in accordance with the terms of the allowances offered to the customer. Due to the nature of these allowances, we are able to accurately calculate the required provisions for the allowances based on the specific terms in each agreement. Additionally, customers will normally purchase additional product ahead of regular demand to take advantage of the temporarily lower cost resulting from the sales allowances. This practice has been customary in the industry and we believe would be part of a customer's ordinary course of business inventory level. We reserve the right, with our major wholesale customers, to limit the amount of these forward buys. Sales made as a result of allowances offered on our specialty generics product line in conjunction with trade shows sponsored by our major wholesale customers and for other promotional programs accounted for 14.7% and 10.8% of total gross revenues for the three months ended June 30, 2006 and 2005, respectively.

In addition, we understand that certain of our wholesale customers have anticipated the timing of price increases and have made, and may continue to make, business decisions to buy additional product in anticipation of future price increases. This practice has been customary in the industry and we believe would be part of a customer's ordinary course of business inventory level.

We evaluate inventory levels at our wholesale customers, which accounted for approximately 60% of our unit sales during the three months ended June 30, 2006, through an internal analysis that considers, among other things, wholesaler purchases, wholesaler contract sales, available end consumer prescription information and inventory data received from our three largest wholesaler customers. We believe that our evaluation of wholesaler inventory levels allows us to make reasonable estimates of our reserve balances. Further, our products are typically sold with adequate shelf life to permit sufficient time for our wholesaler customers to sell our products in their inventory through to the end consumer.

The following table reflects the activity during the three months ended June 30, 2006 for each accounts receivable reserve:

                                                           CURRENT PROVISION  CURRENT PROVISION    ACTUAL RETURNS
                                                           RELATED TO SALES    RELATED TO SALES      OR CREDITS
              (in thousands)                  BEGINNING       MADE IN THE          MADE IN             IN THE          ENDING
                                               BALANCE      CURRENT PERIOD      PRIOR PERIODS      CURRENT PERIOD      BALANCE
                                              -----------  ------------------ ------------------- -----------------  ------------
THREE MONTHS ENDED JUNE 30, 2006              (as restated)
  Accounts Receivable Reserves:
    Chargebacks                                $  14,312    $         23,668   $               -   $       (25,962)   $   12,018
    Sales Rebates                                  2,214               3,346                   -            (3,033)        2,527
    Sales Returns                                  2,127               2,863                   -            (2,971)        2,019
    Cash Discounts and Other Allowances            4,226               3,999                   -            (4,742)        3,483
    Medicaid Rebates                               5,818               2,094                   -            (1,836)        6,076
                                              -----------  ------------------ ------------------- -----------------  ------------
      TOTAL                                    $  28,697    $         35,970   $               -   $       (38,544)   $   26,123
                                              ===========  ================== =================== =================  ============

The decrease in the reserve for chargebacks at June 30, 2006 was primarily due to our specialty generics segment experiencing a 20.5% decline in the average chargeback per unit since March 31, 2006. This decrease resulted from our specialty generics segment reducing the invoice price to our wholesale customers (referred to as wholesale acquisition cost, or "WAC") on a number of generic products during the quarter. As a result of the WAC decrease to certain generic products, we paid shelf-stock adjustments of $4.5 million to our wholesale customers during the quarter. The June 30, 2006 reserve for chargebacks also included $1.7 million of unpaid shelf-stock adjustments associated with this WAC reduction.

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

Chargeback transactions are almost exclusively related to our specialty generics business segment. During the three months ended June 30, 2006 and 2005, the chargeback provision reduced the gross sales of our specialty generics segment by $23.5 million and $24.1 million, respectively. These amounts accounted for 99.2% and 99.3% of the total chargeback provisions recorded during the three months ended June 30, 2006 and 2005, respectively.

The provision for chargebacks is the most significant and complex estimate used in the recognition of revenue. The primary factors we consider in developing and evaluating the reserve for chargebacks include:

  * The amount of inventory in the wholesale distribution channel. We receive actual inventory information from our three major wholesale customers and estimate the inventory position of the remaining wholesalers based on historical buying patterns. During the three months ended June 30, 2006, unit sales to our three major wholesaler customers accounted for 80% of our total unit sales to all wholesalers, and the aggregate inventory position of the three major wholesalers at June 30, 2006 was approximately equivalent to our last ten weeks of shipments during the fiscal year. We use the last six weeks of our shipments as an estimate of the inventory held by the remaining wholesalers where we do not receive actual inventory data, as our experience and buying patterns indicate that our smaller wholesaler customers carry less inventory than our large wholesaler customers. As of June 30, 2006, each week of inventory for those remaining wholesalers represented approximately $0.2 million, or 1.6%, of the reported reserve for chargebacks.

  * The percentage of sales to our wholesaler customers that will result in chargebacks. Using our automated chargeback system we track, at the product level, the percentage of sales units shipped to our wholesaler customers that eventually result in chargebacks to us. The percentage for each product, which is based on actual historical experience, is applied to the respective inventory units in the wholesaler distribution channel. As of June 30, 2006, the aggregate weighted average percentage of sales to wholesalers assumed to result in chargebacks was approximately 95%, with each 1% representing approximately $0.1 million, or 1.1%, of the reported reserve for chargebacks.

  * Contract pricing and the resulting chargeback per unit. The chargeback provision is based on the difference between our invoice price to the wholesaler, or "WAC," and the contract price negotiated with either our indirect customer or with the wholesaler for sales by the wholesaler to the indirect customers. We calculate the price difference, or chargeback per unit, for each product and for each major wholesaler customer using historical weighted average pricing, based on actual chargeback experience. Use of weighted average pricing over time compensates for changes in the mix of indirect customers and products from period to period. As of June 30, 2006, a 5% shift in the calculated chargeback per unit in the same direction across all products and customers would result in a $0.6 million, or 4.6%, impact on the reported reserve for chargebacks.

Shelf-Stock Adjustments - These adjustments represent credits issued to our
-----------------------
wholesale customers that result from a decrease in our WAC. Decreases in our invoice prices are discretionary decisions we make to reflect market conditions. These credits are customary in the industry and are intended to reduce a wholesale customer's inventory cost to better reflect current market prices. Generally, we provide credits to customers at the time the price reduction occurs based on the inventory that is owned by them on the effective date of the price reduction. Since a reduction in WAC reduces the chargeback per unit, or the difference between WAC and the contract price, shelf-stock adjustments are typically included as part of the reserve for chargebacks because the price reduction credits act essentially as accelerated chargebacks. Although we have contractually agreed to provide price adjustment credits to our major wholesaler customers at the time they occur, the impact of any such price reductions not included in the reserve for chargebacks is immaterial to the amount of revenue recognized in any given period.

Sales Returns - Consistent with industry practice, we maintain a returns
-------------
policy that allows our direct and indirect customers to return product six months prior to expiration and within one year after expiration. This policy is applicable to both our branded and specialty generics business segments. Upon recognition of revenue from product sales to customers, we provide for an estimate of product to be returned. This estimate is determined by applying a historical relationship of customer returns to gross sales. We evaluate the reserve for sales returns by calculating historical return rates using data from the last 12 months on a product specific basis and by class of trade (wholesale versus retail chain). The calculated percentages are applied against estimates of inventory in the distribution channel on a product specific basis. To determine the inventory levels in the wholesale distribution channel, we utilize actual inventory information from our major wholesale customers and estimate the inventory positions of the remaining wholesalers based on historical buying patterns. For inventory held by our non-wholesale customers, we use the last two months of sales to the direct buying chains and the indirect buying retailers as an estimate. A 10% change in the product specific historical return rates used in the reserve analysis would have changed the reserve balance at June 30, 2006 by approximately $0.2 million, or 7.7%, of the reported reserve for sales returns. A 10% change in the amount of estimated inventory in the distribution channel would have changed the reserve balance at June 30, 2006 by approximately $0.2 million, or 8.2%, of the reported reserve for sales returns.

Medicaid Rebates - Established in 1990, the Medicaid Drug Rebate Program
----------------
requires a drug manufacturer to provide to each state a rebate every calendar quarter for covered outpatient drugs dispensed to Medicaid patients. Medicaid rebates apply to both our branded and specialty generic segments. Individual states invoice us for Medicaid rebates on a quarterly basis using statutorily determined rates for generic (11%) and branded (15%) products, which are applied to the Average Manufacturer's Price, or "AMP," for a particular product to arrive at a Unit Rebate Amount, or "URA." The amount owed is based on the number of units dispensed by the pharmacy to Medicaid patients extended by the URA. The reserve for Medicaid rebates is based on expected payments, which are affected by patient usage and estimated inventory in the distribution channel. We estimate patient usage by calculating a payment rate as a percentage of net sales lagged six months, which is then applied to an estimate of customer inventory. We currently use the last two months of our shipments to wholesalers and direct buying chains as an estimate of inventory in the wholesale and chain channels and an additional month of wholesale sales as an estimate of inventory held by the indirect buying retailer. A 10% change in the amount of customer inventory subject to Medicaid rebates would have changed the reserve at June 30, 2006 by $0.4 million, or 6.2% of the reported reserve for Medicaid rebates. Similarly, a 10% change in estimated patient usage would have changed the reserve at June 30, 2006 by $0.4 million, or 6.2% of the reported reserve for Medicaid rebates.

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

INTANGIBLE ASSETS. Our intangible assets principally consist of product
-----------------
rights, license agreements and trademarks resulting from product acquisitions and legal fees and similar costs relating to the development of patents and trademarks. Intangible assets that are acquired are stated at cost, less accumulated amortization, and are amortized on a straight-line basis over their estimated useful lives. Upon approval, costs associated with the development of patents and trademarks are amortized on a straight-line basis over estimated useful lives ranging from five to 17 years. We determine amortization periods for intangible assets that are acquired based on our assessment of various factors impacting estimated useful lives and cash flows of the acquired products. Such factors include the product's position in its life cycle, the existence or absence of like products in the market, various other competitive and regulatory issues, and contractual terms. Significant changes to any of these factors may result in a reduction in the intangible asset's useful life and an acceleration of related amortization expense.

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

STOCK-BASED COMPENSATION. As discussed in Note 5 to the Consolidated Financial
-------------------------
Statements, effective April 1, 2006, we adopted SFAS 123R, which requires the measurement and recognition of compensation expense, based on estimated fair values, for all share-based compensation awards made to employees and directors over the vesting period of the awards. The Company adopted SFAS 123R using the modified prospective method and, as a result, did not retroactively adjust results from prior periods. Under the modified prospective method, stock-based compensation was recognized (1) for the unvested portion of previously issued awards that were outstanding at the initial date of adoption based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123 and (2) for any awards granted on or subsequent to the effective date of SFAS 123R based on the grant date fair value estimated in accordance with the provisions of this statement. Prior to the adoption of SFAS 123R, the Company measured compensation expense for its employee stock-based compensation plans using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25 ("APB 25"). The Company also applied the disclosure provisions of SFAS 123, as amended by SFAS 148, as if the fair-value-based method had been applied in measuring compensation expense. Determining the fair value of share-based awards at the grant date requires judgment to identify the appropriate valuation model and estimate the assumptions, including the expected term of the stock options and expected stock-price volatility, to be used in the calculation. Judgment is also required in estimating the percentage of share-based awards that are expected to be forfeited. We estimated the fair value of stock options granted using the Black-Scholes option-pricing model with assumptions based primarily on historical data. If actual results differ significantly from these estimates, stock-based compensation expense and our results of operations could be materially impacted.

INCOME TAXES. Our deferred tax assets and liabilities are determined based on
------------
temporary differences between financial reporting and tax bases of assets and liabilities, applying enacted tax rates expected to be in effect for the year in which the differences are expected to reverse. Deferred tax assets and liabilities are measured using the currently enacted tax rates that apply to taxable income in effect for the years in which those tax assets are expected to be realized or settled. We record a valuation allowance to reduce deferred tax assets to the amount that is believed more likely than not to be realized. Management believes it is more likely than not that forecasted income, including income that may be generated as a result of certain tax planning strategies, together with the tax effects of the deferred tax liabilities, will be sufficient to fully recover the remaining deferred tax assets. If all or part of the net deferred tax assets are determined not to be realizable in the future, an adjustment to the valuation allowance would be charged to earnings in the period such determination is made. Similarly, if we subsequently realize deferred tax assets that were previously determined to be unrealizable, the respective valuation allowance would be reversed, resulting in a positive adjustment to earnings in the period such determination is made.

Management regularly reevaluates the Company's tax positions taken on filed tax returns using information about recent tax court decisions and legislative activities. Many factors are considered in making these evaluations, including past history, recent interpretations of tax law, and the specific facts and circumstances of each matter. Because tax regulations are subject to interpretation and tax litigation is inherently uncertain, these evaluations can involve a series of complex judgments about future events and can rely heavily on estimates and assumptions. The recorded tax liabilities are based on estimates and assumptions that have been deemed reasonable by management. However, if our estimates are not representative of actual outcomes, recorded tax liabilities could be materially impacted.

Our accounting for income taxes in fiscal 2008 will be affected by the adoption of FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109." See Note 15 of the Consolidated Financial Statements.

CONTINGENCIES. We are involved in various legal proceedings, some of which
-------------
involve claims for substantial amounts. An estimate is made to accrue for a loss contingency relating to any of these legal proceedings if it is probable that a liability was incurred as of the date of the financial statements and the amount of loss can be reasonably estimated. Because of the subjective nature inherent in assessing the outcome of litigation and because of the potential that an adverse outcome in legal proceedings could have a material impact on our financial condition or results of operations, such estimates are considered to be critical accounting estimates. After review, it was determined at June 30, 2006 that for each of the various legal proceedings in which we are involved, the conditions mentioned above were not met. We will continue to evaluate all legal matters as additional information becomes available.

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

The majority of our investments in marketable securities are tax-exempt auction rate securities. The rates on these securities reset on a 28-day cycle. As of June 30, 2006, we had invested $115.0 in auction rate securities, primarily in high quality AAA municipal bonds.

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

ITEM 4.    CONTROLS AND PROCEDURES

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, as of the end of the period of this report, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) and determined that, as a result of material weaknesses in internal control over financial reporting described below, as of December 31, 2006 our disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

The Public Company Accounting Oversight Board's Auditing Standard No. 2 defines a material weakness as a significant deficiency, or a combination of significant deficiencies, that results in there being a more than remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

The Company identified a material weakness in its internal control over financial reporting as of March 31, 2007 related to the determination of appropriate measurement dates and forfeiture provisions for stock option grants to employees; accordingly, the measurement dates used for certain option grants were not appropriate, and the accounting for those grants was not in accordance with Accounting Principles Board Opinion 25, Accounting for Stock Issued to Employees ("APB 25"). The material weakness resulted from the combined effect of the following control deficiencies:

The design of the Company's policies, procedures and control activities did not adequately address the financial reporting risks associated with stock options. Specifically, these deficiencies in the design of the Company's controls resulted in a more than remote likelihood of a material misstatement in the Company's financial statements in each of the following areas:

     o   Determining measurement dates,
     o   Determining forfeiture provisions, and
     o   Determining the tax treatment of stock option awards.

The Company's policies and procedures to ensure that the necessary information was captured and communicated to those responsible for stock option accounting were inadequate. This resulted in a more than remote likelihood of a material misstatement in the Company's financial statements.

The Company's finance and accounting personnel and personnel involved in the stock option granting and administration process were inadequately trained. This resulted in a more than remote likelihood of a material misstatement in the Company's financial statements.

In addition, and unrelated to accounting for stock-based compensation, in August, 2006 our management identified additional liabilities associated with tax positions taken on filed tax returns that should have been recorded in accordance with GAAP, partially offset by certain expected tax refunds for the years ended March 31, 2004 through 2006. We have determined that these errors in our accounting for income taxes resulted from a material weakness in our internal control over financial reporting. Specifically, the design of the Company's policies, procedures and control activities did not adequately address the financial reporting risks associated with uncertain tax positions and were inadequate in ensuring that the necessary information was captured and communicated to those responsible for accounting for uncertain tax positions. This resulted in a more than remote likelihood of a material misstatement in the Company's financial statements.

In addition, management identified a material weakness in our internal control over financial reporting as of March 31, 2007 related to revenue recognition. Specifically, the design of the Company's policies, procedures, and control activities did not adequately address the financial reporting risks associated with customer shipping terms. This resulted in a more than remote likelihood of a material misstatement in the Company's financial statements.

As a result of financial statement errors attributable to the material weaknesses described above, we will file a comprehensive Form 10-K for the fiscal year ended March 31, 2007 in which we will restate our consolidated statements of earnings, of shareholders' equity and comprehensive income and of cash flows for the years ended March 31, 2006 and 2005, our consolidated balance sheet as of March 31, 2006 and selected consolidated financial data for the years ended March 31, 2006, 2005, 2004, and 2003, and for each of the quarters in the year ended March 31, 2006.

PART II.  - OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

The information set forth under Note 14 - CONTINGENCIES - LITIGATION of the Notes to Consolidated Financial Statements included in Part I of this report is incorporated in this Part II, Item 1 by reference.

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

RISKS RELATED TO OUR BUSINESS

THE MATTERS RELATING TO THE INVESTIGATION BY THE SPECIAL COMMITTEE AND THE RESTATEMENT OF THE COMPANY'S CONSOLIDATED FINANCIAL STATEMENTS MAY RESULT IN ADDITIONAL LITIGATION AND GOVERNMENTAL ENFORCEMENT ACTIONS.

We announced at an earlier date that our Board of Directors had formed a Special Committee of outside directors to conduct an investigation, with the assistance of independent legal counsel and forensic accounting experts, of our past stock option grant practices over the period January 1, 1995 through October 31, 2006. The investigation concluded that no employee, officer or director of the Company engaged in any intentional wrongdoing or was aware that the Company's policies and procedures for granting and accounting for stock options were materially noncompliant with GAAP. The investigation also found no intentional violation of law or accounting rules with respect to the Company's historical stock option grant practices.

However, as a result of the independent investigation, the Special Committee concluded, and based on its internal review, management agrees, that incorrect measurement dates were used for financial accounting purposes for stock option grants made in certain prior periods. Therefore, we have recorded additional non-cash stock-based compensation expense, and related tax effects, with regard to certain past stock option grants, and we have restated certain previously filed financial statements included in this Form 10-Q, as more fully described in the Explanatory Note immediately preceding Part I, Item 1, in ''Management's Discussion and Analysis of Financial Condition and Results of Operation'' in Item 7, and in Note 2 "Restatement of Consolidated Financial Statements" of the Notes to Consolidated Financial Statements in this Form 10-Q.

The independent investigation and management's internal review and related activities have required us to incur substantial expenses for legal, accounting, tax and other professional services, have diverted some of our management's attention from the Company's business, and could have a material adverse effect on our business, financial condition, results of operations and cash flows.

While we believe we have made appropriate judgments in determining the correct measurement dates for our stock option grants, based upon the Special Committee's findings and in consultation with outside experts and our independent registered public accounting firm, the SEC may disagree with the manner in which we have accounted for and reported, the financial impact in our consolidated financial statements. Accordingly, there is a risk we may have to further restate our prior financial statements, amend prior filings with the SEC, or take other actions not currently contemplated by us.

Our past stock option grant practices and the restatement of prior financial statements have exposed the Company to risks associated with litigation, regulatory proceedings and government enforcement actions. Several derivative lawsuits, and a class action complaint have been filed in state and federal courts against certain current and former directors and executive officers pertaining to allegations relating to stock option grants. Also, the Company was notified by the SEC in December 2006 that it had initiated a confidential, informal inquiry with respect to the Company's stock option plans, grants, exercises and accounting practices. Outcomes of litigation or regulatory proceedings relating to the Company's past stock option practices may have a material adverse effect on our financial condition, results of operations or cash flows. The resolution of these matters will continue to be time-consuming, expensive, and a distraction of management from the conduct of the Company's business. Furthermore, if we are subject to adverse findings in litigation or regulatory proceedings we could be required to pay damages or penalties or have other remedies imposed.

WE HAVE MATERIAL WEAKNESSES IN INTERNAL CONTROL OVER FINANCIAL REPORTING AND CANNOT ASSURE YOU THAT ADDITIONAL MATERIAL WEAKNESSES WILL NOT BE IDENTIFIED IN THE FUTURE.

Section 404 of the Sarbanes-Oxley Act of 2002 requires us to evaluate the effectiveness of our internal control over financial reporting as of the end of each year, and to include a management report assessing the effectiveness of our internal control over financial reporting in each Annual Report on Form 10-K. Section 404 also requires our independent registered public accounting firm to attest to, and report on, management's assessment of the Company's internal control over financial reporting.

In assessing the findings of the investigation as well as the restatement, our management concluded that there were material weaknesses, as defined in the Public Company Accounting Oversight Board's Auditing Standard No. 2, in our internal control over financial reporting as of June 30, 2006. Management is implementing steps to remediate these material weaknesses by March 31, 2008. However, we cannot assure you that such remediation will be effective. See the discussion included in Item 4 of this Report for additional information regarding our internal control over financial reporting.

Our internal control over financial reporting may not prevent all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system's objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. Over time, controls may become inadequate because changes in conditions or deterioration in the degree of compliance with policies or procedures may occur. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

As a result, significant deficiencies or material weaknesses in our internal control over financial reporting may be identified in the future. Any failure to maintain or implement required new or improved controls, or any difficulties we encounter in their implementation, could result in significant deficiencies or material weaknesses, cause us to fail to timely meet our periodic reporting obligations, or result in material misstatements in our financial statements. Any such failure could also adversely affect the results of periodic management evaluations and annual auditor attestation reports regarding disclosure controls and the effectiveness of our internal control over financial reporting required under Section 404 of the Sarbanes-Oxley Act of 2002 and the rules promulgated there under. If our internal control over financial reporting or disclosure controls and procedures are not effective, there may be errors in our financial statements that could require a restatement or our filings may not be timely and investors may lose confidence in our reported financial information, which could lead to a decline in our stock price.


OUR FUTURE GROWTH WILL LARGELY DEPEND UPON OUR ABILITY TO DEVELOP NEW
PRODUCTS.

We need to continue to develop and commercialize new branded products and generic products utilizing our proprietary drug delivery systems to maintain the growth of our business. To do this we will need to identify, develop and commercialize technologically enhanced branded products and identify, develop and commercialize drugs that are off-patent and that can be produced and sold by us as generic/non-branded products using our drug delivery technologies. If we are unable to identify, develop and commercialize new products, we may need to obtain licenses to additional rights to branded or generic products, assuming they would be available for licensing, which could decrease our profitability. We may not be successful in pursuing this strategy.

IF WE ARE UNABLE TO COMMERCIALIZE PRODUCTS UNDER DEVELOPMENT OR THAT WE ACQUIRE, OUR FUTURE OPERATING RESULTS MAY SUFFER.

Certain products we develop or acquire will require significant additional development and investment, including preclinical and clinical testing, where required, prior to their commercialization. We expect that many of these products will not be commercially available for several years, if at all. We cannot assure you that such products or future products will be successfully developed, prove to be safe and effective in clinical trials (if required), meet applicable regulatory standards, or be capable of being manufactured in commercial quantities at reasonable cost or at all.

OUR ACQUISITION STRATEGY MAY NOT BE SUCCESSFUL.

We intend to continue to pursue our efforts to acquire pharmaceutical products, novel drug delivery technologies and/or companies that fit into our research, manufacturing, distribution or sales and marketing operations or that could provide us with additional products, technologies or sales and marketing capabilities. We may not be able to successfully identify, evaluate and acquire any such products, technologies or companies or, if acquired, we may not be able to successfully integrate such acquisitions into our business. We compete with many specialty and other types of pharmaceutical companies for products and product line acquisitions. Many of these competitors have substantially greater financial and managerial resources than we have.

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

The coverage claimed in a patent application can be significantly reduced before a patent is issued, either in the United States or abroad. Consequently, our pending or future patent applications may not result in the issuance of patents. Patents issued to us may be subjected to further proceedings limiting their scope and may not provide significant proprietary protection or competitive advantage.
Our patents also may be challenged, circumvented, invalidated or deemed unenforceable. Patent applications in the United States filed prior to November 29, 2000 are currently maintained in secrecy until and unless patents issue, and patent applications in certain other countries generally are not published until more than 18 months after they are first filed (which generally is the case in the United States for applications filed on or after November 29, 2000). In addition, publication of discoveries in scientific or patent literature often lags behind actual discoveries. As a result, we cannot be certain that we or our licensors will be entitled to any rights in purported inventions claimed in pending or future patent applications or that we or our licensors were the first to file patent applications on such inventions. Furthermore, patents already issued to us or our pending applications may become subject to dispute, and any dispute could be resolved against us. For example, we may become involved in re-examination, reissue or interference proceedings in the PTO, or opposition proceedings in a foreign country. The result of these proceedings can be the invalidation or substantial narrowing of our patent claims. We also could be subject to court proceedings that could find our patents invalid or unenforceable or could substantially narrow the scope of our patent claims. In addition, statutory differences in patentable subject matter may limit the protection we can obtain on some of our inventions outside of the United States. For example, methods of treating humans are not patentable in many countries outside of the United States.

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

THIRD PARTIES MAY CLAIM THAT WE INFRINGE ON THEIR PROPRIETARY RIGHTS, OR SEEK TO CIRCUMVENT OURS.

We may be required to defend against charges of infringement of patents, trademarks or other proprietary rights of third parties. This defense could require us to incur substantial expense and to divert significant effort of our technical and management personnel, and could result in our loss of rights to develop or make certain products or require us to pay monetary damages or royalties to license proprietary rights from third parties. If a dispute is settled through licensing or similar arrangements, costs associated with such arrangements may be substantial and could include ongoing royalties. Furthermore, we cannot be certain that the necessary licenses would be available to us on acceptable terms, if at all. Accordingly, an adverse determination in a judicial or administrative proceeding or failure to obtain necessary licenses could prevent us from manufacturing, using, selling and/or importing in to the United States certain of our products. Litigation also may be necessary to enforce our patents against others or to protect our know-how or trade secrets. That litigation could result in substantial expense or put our proprietary rights at risk of loss, and we cannot assure you that any litigation will be resolved in our favor. There currently are two patent infringement lawsuits pending against us. They could have a material adverse effect on our future financial position, results of operations or cash flows.

WE MAY BE UNABLE TO MANAGE OUR GROWTH.

Over the past ten years, our businesses and product offerings have grown substantially. This growth and expansion has placed, and is expected to continue to place, a significant strain on our management, operational and financial resources. To manage our growth, we must continue to (1) expand our operational, sales, customer support and financial control systems and (2) hire, train and retain qualified personnel. If we are unable to manage our growth effectively, our financial position, results of operations or cash flows could be materially adversely affected.

WE MAY BE ADVERSELY AFFECTED BY THE CONTINUING CONSOLIDATION OF OUR DISTRIBUTION NETWORK AND THE CONCENTRATION OF OUR CUSTOMER BASE.

Our principal customers are wholesale drug distributors, major retail drug store chains, independent pharmacies and mail order firms. These customers comprise a significant part of the distribution network for pharmaceutical products in the United States. This distribution network is continuing to undergo significant consolidation marked by mergers and acquisitions among wholesale distributors and the growth of large retail drug store chains. As a result, a small number of large wholesale distributors control a significant share of the market, and the number of independent drug stores and small drug store chains has decreased.
We expect that consolidation of drug wholesalers and retailers will increase pricing and other competitive pressures on drug manufacturers. For the fiscal year ended March 31, 2006, our three largest customers, which are wholesale distributors, accounted for 27%, 16% and 13% of our gross sales. The loss of any of these customers could materially and adversely affect our financial position, results of operations or cash flows.

THE REGULATORY STATUS OF CERTAIN OF OUR GENERIC PRODUCTS MAY MAKE THEM SUBJECT TO INCREASED COMPETITION OR TO REGULATORY DECISIONS TO REQUIRE MARKET WITHDRAWAL OF ONE OR MORE OF OUR UNAPPROVED PRODUCTS.

Many of our products are manufactured and marketed without FDA approval. For example, our prenatal products, which contain folic acid, are sold as prescription multiple vitamin supplements. These types of prenatal vitamins are typically regulated by the FDA as prescription drugs, but are not covered by an NDA or ANDA. As a result, competitors may more easily and rapidly introduce products competitive with our prenatal and other products that have a similar regulatory status. In other cases, we sell unapproved products that may become subject to FDA orders to the pharmaceutical industry to remove one or more types of such products from the marketplace. During the past year, such FDA orders have required manufacturers and distributors of certain unapproved products containing guaifenesin and hydrocodone to cease manufacture or distribution, including certain ETHEX products. In the future, FDA may issue similar orders affecting other of our products.

One of the key motivations for challenging patents is the reward of a 180-day period of market exclusivity. Under the Hatch-Waxman Act, the developer of a generic version of a product which is the first to have its ANDA accepted for filing by the FDA, and whose filing includes a certification that the patent is invalid, unenforceable and/or not infringed (a so-called "Paragraph IV certification"), may be eligible to receive a 180-day period of generic market exclusivity. This period of market exclusivity provides the patent challenger with the opportunity to earn a risk-adjusted return on legal and development costs associated with bringing a product to market. In cases such as these where suit is filed by the manufacturer of the branded product, final FDA approval of an ANDA generally requires a favorable disposition of the suit, either by judgment that the patents at issue are invalid and/or not infringed or by settlement. We may not ultimately prevail in these litigations, we may not receive final FDA approval of our ANDAs, and we may not achieve our expectation of a period of generic exclusivity for certain of these products when and if resolution of the litigations and receipt of final approvals from the FDA occur.

Since enactment of the Hatch-Waxman Act in 1984, the interpretation and implementation of the statutory provisions relating to the 180-day period of generic market exclusivity has been the subject of controversy, court decisions, changes to FDA regulations and guidelines, and other changes in FDA interpretation. In addition, in 2003 significant changes were enacted in the statutory provisions themselves, some of which were retroactive and others of which apply only prospectively or to situations where the first ANDA filing with a Paragraph IV certification occurs after the date of enactment. These interpretations and changes, over time, have had significant effects on the ability of sponsors of particular generic drug products to qualify for or utilize fully the 180-day generic marketing exclusivity period. These interpretations and changes have, in turn, affected the ability of sponsors of corresponding innovator drugs to market their branded products without any generic competition and the ability of sponsors of other generic versions of the same products to market their products in competition with the first generic applicant. Because application of these provisions, and any changes in them or in the applicable interpretations of them, depends almost entirely on the specific facts of the particular NDA and ANDA filings at issue, many of which are not in our control, we cannot predict whether any changes would, on balance, have a positive or negative effect on our business as a whole, although particular changes may have predictable, and potentially significant positive or negative effects on particular pipeline products. In addition, continuing uncertainty over the interpretation and implementation of the original Hatch-Waxman provisions, as well as the 2003 statutory amendments, is likely to continue to impair our ability to predict the likely exclusivity that we may be granted, or blocked by, based on the outcome of particular patent challenges in which we are involved.

COMMERCIALIZATION OF A GENERIC PRODUCT PRIOR TO THE FINAL RESOLUTION OF PATENT INFRINGEMENT LITIGATION COULD EXPOSE US TO SIGNIFICANT DAMAGES IF THE OUTCOME OF SUCH LITIGATION IS UNFAVORABLE AND COULD IMPAIR OUR REPUTATION.

We could invest a significant amount of time and expense in the development of our generic products only to be subject to significant additional delay and changes in the economic prospects for our products. If we receive FDA approval for our pending ANDAs, we may consider commercializing the product prior to the final resolution of any related patent infringement litigation. The risk involved in marketing a product prior to the final resolution of the litigation may be substantial because the remedies available to the patent holder could include, among other things, damages measured by the profits lost by such patent holder and not by the profits earned by us. Patent holders may also recover damages caused by the erosion of prices for its patented drug as a result of the introduction of our generic drug in the marketplace. Further, in the case of a willful infringement, which requires a complex analysis of the totality of the circumstances, such damages may be trebled. However, in order to realize the economic benefits of some of our products, we may decide to risk an amount that may exceed the profit we anticipate making on our product. There are a number of factors we would need to consider in order to decide whether to launch our product prior to final resolution, including (1) outside legal advice, (2) the status of a pending lawsuit, (3) interim court decisions, (4) status and timing of a trial, (5) legal decisions affecting other competitors for the same product, (6) market factors, (7) liability sharing agreements,
(8) internal capacity issues, (9) expiration dates of patents,
(10) strength of lower court decisions and (11) potential triggering or forfeiture of exclusivity. An adverse determination in the litigation relating to a product we launch at risk could have a material adverse effect on our financial condition, results of operations or cash flows.

After we filed ANDAs with the FDA seeking permission to market a generic version of the 25 mg, 50 mg, 100 mg, and 200 mg strengths of Toprol-XL(R) in extended release capsule form, AstraZeneca filed lawsuits against KV for patent infringement under the provisions of the Hatch-Waxman Act. In our Paragraph IV certification, we contended that our proposed generic versions do not infringe AstraZeneca's patents. Pursuant to the Hatch-Waxman Act, the filing date of the suit against us instituted an automatic stay of FDA approval of our ANDA until the earlier of a judgment, or 30 months from the date of the suit. We filed motions for summary judgment with the Federal District Court in Missouri alleging, among other things, that AstraZeneca's patent is invalid and unenforceable. These motions have been granted. AstraZeneca has appealed. On July 23, 2007, the Court of Appeals for the Federal Circuit affirmed the decision of the District Court below with respect to the invalidity of AstraZeneca's patent but reversed and remanded with respect to inequitable conduct by AstraZeneca. AstraZeneca filed for rehearing by the Federal Circuit, which has been denied. The time has not yet run with respect to any petition for certiorari by AstraZeneca to the United States Supreme Court. We intend to vigorously defend our interests regardless of the outcome of any further appeal by AstraZeneca; however, we may not prevail.

WE FACE THE RISK OF PRODUCT LIABILITY CLAIMS, FOR WHICH WE MAY BE
INADEQUATELY INSURED.

Manufacturing, selling and testing pharmaceutical products involve a risk of product liability. Even unsuccessful product liability claims could require us to spend money on litigation, divert management's time, damage our reputation and impair the marketability of our products. A successful product liability claim outside of or in excess of our insurance coverage could require us to pay substantial sums and adversely affect our financial position, results of operations or cash flows.

We have been advised that one of our former distributor customers is being sued in Florida state court in a case captioned Darrian Kelly v. K-Mart et. al. for personal injury allegedly caused by ingestion of K-Mart diet caplets that are alleged to have been manufactured by us and to contain phenylpropanolamine, or PPA. The distributor has tendered defense of the case to us and has asserted a right to indemnification for any financial judgment it must pay. We previously notified our product liability insurer of this claim in 1999 and again in 2004, and we demanded that the insurer assume our defense. The insurer has stated that it has retained counsel to secure additional factual information and will defer its coverage decision until that information is received. We intend to vigorously defend our interests; however, we may be impleaded into the action, and, if we are impleaded, we may not prevail.

Our product liability coverage for PPA claims expired for claims made after June 15, 2002. Although we renewed our product liability coverage for coverage after June 15, 2002, that policy excludes future PPA claims in accordance with the standard industry exclusion. Consequently, as of June 15, 2002, we will provide for legal defense costs and indemnity payments involving PPA claims on a going forward basis as incurred. Moreover, we may not be able to obtain product liability insurance in the future for PPA claims with adequate coverage limits at commercially reasonable prices for subsequent periods. From time to time in the future, we may be subject to further litigation resulting from products containing PPA that we formerly distributed. We intend to vigorously defend our interests; however, we may not prevail.

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

WE EXPEND A SIGNIFICANT AMOUNT OF RESOURCES ON RESEARCH AND DEVELOPMENT EFFORTS THAT MAY NOT LEAD TO SUCCESSFUL PRODUCT INTRODUCTIONS.

We conduct research and development primarily to enable us to manufacture and market FDA-approved pharmaceuticals in accordance with FDA regulations. Typically, research costs related to the development of innovative compounds and the filing of NDAs are significantly greater than those expenses associated with ANDA filings. As such, our investment in research and development reflects our ongoing commitment to develop new products and/or technologies through our internal development programs, and with our external strategic partners. Because of the inherent risk associated with research and development efforts in our industry, particularly with respect to new drugs, our research and development expenditures may not result in the successful introduction of FDA approved new pharmaceutical products. Also, after we submit an ANDA, the FDA may request that we conduct additional studies and as a result, we may be unable to reasonably determine the total research and development costs to develop a particular product. Finally, we cannot be certain that any investment made in developing products will be recovered, even if we are successful in commercialization. To the extent that we expend significant resources on research and development efforts and are not able, ultimately, to introduce successful new products as a result of those efforts, our financial condition or results of operations may be materially adversely affected.

ANY SIGNIFICANT INTERRUPTION IN THE SUPPLY OF RAW MATERIALS COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS.

We typically purchase the active pharmaceutical ingredient (i.e., the chemical compounds that produce the desired therapeutic effect in our products) and other materials and supplies that we use in our manufacturing operations, as well as certain finished products, from many different domestic and foreign suppliers.

Additionally, we maintain safety stocks in our raw materials inventory, and in certain cases where we have listed only one supplier in our applications with the FDA, have received FDA approval to use alternative suppliers should the need arise. However, there is no guarantee that we will always have timely and sufficient access to a critical raw material or finished product. A prolonged interruption in the supply of a single-sourced raw material, including the active ingredient, or finished product could cause our financial position and results of operations to be materially adversely affected. In addition, our manufacturing capabilities could be impacted by quality deficiencies in the products which our suppliers provide, which could have a material adverse effect on our business.

We utilize controlled substances in certain of our current products and products in development and therefore must meet the requirements of the Controlled Substances Act of 1970 and the related regulations administered by the Drug

Enforcement Administration ("DEA"). These regulations relate to the manufacture, shipment, storage, sale and use of controlled substances. The DEA limits the availability of the active ingredients used in certain of our current products and products in development and, as a result, our procurement quota of these active ingredients may not be sufficient to meet commercial demand or complete clinical trials. We must annually apply to the DEA for procurement quota in order to obtain these substances. Any delay or refusal by the DEA in establishing our procurement quota for controlled substances could delay or stop our clinical trials or product launches, or could cause trade inventory disruptions for those products that have already been launched, which could have a material adverse effect on our financial position, results of operations or cash flows.

OUR POLICIES REGARDING RETURNS, ALLOWANCES AND CHARGEBACKS, AND
MARKETING PROGRAMS ADOPTED BY WHOLESALERS, MAY REDUCE OUR REVENUES IN FUTURE FISCAL PERIODS.

Based on industry practice, generic product manufacturers, including us, have liberal return policies and have been willing to give customers post-sale inventory allowances. Under these arrangements, from time to time, we give our customers credits on our generic products that our customers hold in inventory after we have decreased the market prices of the same generic products. Therefore, if additional competitors enter the marketplace and significantly lower the prices of any of their competing products, we would likely reduce the price of our comparable products. As a result, we would be obligated to provide significant credits to our customers who are then holding inventories of such products, which could reduce sales revenue and gross margin for the period when the credits are accrued. Like our competitors, we also give credits for chargebacks to wholesale customers that have contracts with us for their sales to hospitals, group purchasing organizations, pharmacies or other retail customers. A chargeback is the difference between the price the wholesale customer pays and the price that the wholesale customer's end-customer pays for a product. Although we establish allowances based on our prior experience and our best estimates of the impact that these policies may have in subsequent periods, our allowances may not be adequate or our actual product returns, allowances and chargebacks may exceed our estimates.

INVESTIGATIONS OF THE CALCULATION OF AVERAGE WHOLESALE PRICES MAY
ADVERSELY AFFECT OUR BUSINESS.

Many government and third-party payors, including Medicare, Medicaid, health maintenance organizations, or HMOs, and managed care organizations, or MCOs, reimburse doctors and others for the purchase of certain prescription drugs based on a drug's average wholesale price, or AWP. In the past several years, state and federal government agencies have conducted ongoing investigations of manufacturers' reporting practices with respect to AWP, in which they have asserted that reporting of inflated AWP's have led to excessive payments for prescription drugs.

The Company and/or ETHEX have been named as defendants in certain multi-defendant cases alleging that the defendants reported improper or fraudulent pharmaceutical pricing information, i.e., AWP, and/or Wholesale Acquisition Cost, or WAC, information, which caused the governmental plaintiffs to incur excessive costs for pharmaceutical products under the Medicaid program. Cases of this type have been filed against the Company and/or ETHEX and other pharmaceutical manufacturer defendants by the States of Massachusetts, Alabama, Mississippi, Utah and Iowa, New York City, and approximately 42 counties in New York State. The State of Mississippi effectively voluntarily dismissed the Company and ETHEX without prejudice on October 5, 2006 by virtue of the State's filing an Amended Complaint on such date that does not name either the Company or ETHEX as a defendant. On August 13, 2007, the Company settled the Massachusetts lawsuit for $575,000 in cash and agreed to supply $150,000 in free pharmaceuticals over the next two years and the Company has received a general release; no admission of liability was made. The New York City case and all New York county cases (other than the Erie, Oswego and Schenectady County cases) have been transferred to the U.S. District Court for the District of Massachusetts for coordinated or consolidated pretrial proceedings under the Average Wholesale Price Multidistrict Litigation (MDL No. 1456). The cases pertaining to the State of Alabama, Erie County, Oswego County, and Schenectady County were removed to federal court by a co-defendant in October 2006, but all of these cases have since been remanded to the state courts in which they originally were filed. Each of these actions is in the early stages, with fact discovery commencing or ongoing. The Company has been served with a complaint naming ETHEX and nine other pharmaceutical companies as defendants in a pricing suit filed in state court in Utah by the State of Utah. The time to file an answer or other response in the Utah suit has not yet run. The Company has also received, but not yet been served with, a copy of a complaint naming ETHEX and 77 other pharmaceutical companies as defendants in a pricing suit filed in federal court by the State of Iowa. The Company intends to vigorously defend its interests in the actions described above; however, may not prevail.

We believe that various other governmental entities have commenced investigations into the generic and branded pharmaceutical industry at large regarding pricing and price reporting practices. Although we believe our pricing and reporting practices have complied in all material respects with our legal obligations, we may not prevail if legal actions are instituted by these governmental entities.

RISING INSURANCE COSTS COULD NEGATIVELY IMPACT PROFITABILITY.

The cost of insurance, including workers' compensation, product liability and general liability insurance, has risen significantly in the past few years and is expected to continue to increase. In response, we may increase deductibles and/or decrease certain coverages to mitigate these costs. These increases, and our increased risk due to increased deductibles and reduced coverages, could have a negative impact on our financial condition, results of operations or cash flows.

OUR REVENUES, GROSS PROFIT AND OPERATING RESULTS MAY FLUCTUATE FROM PERIOD TO PERIOD DEPENDING UPON OUR PRODUCT SALES MIX, OUR PRODUCT PRICING, AND OUR COSTS TO MANUFACTURE OR PURCHASE PRODUCTS.

Our future results of operations, financial condition and cash flows will depend to a significant extent upon our branded and generic/non-branded product sales mix. Our sales of branded products generate higher gross margins than our sales of generic/non-branded products. In addition, the introduction of new generic products at any given time can involve significant initial quantities being purchased by our wholesaler customers, as they supply initial quantities to pharmacies and purchase product for their own wholesaler inventories. As a result, our sales mix will significantly impact our gross profit from period to period. During fiscal 2006, sales of our branded products and generic/non-branded products accounted for 39.6% and 55.4%, respectively, of our net revenues. During that year, branded products and generic/non-branded products contributed gross margins of 88.4% and 54.9%, respectively, to our consolidated gross profit margin of 66.3% in fiscal 2006. Factors that may cause our sales mix to vary include:

     *    the amount and timing of new product introductions;
     * marketing exclusivity, if any, which may be obtained on certain new products;
     * the level of competition in the marketplace for certain products;
     * the availability of raw materials and finished products from our suppliers;
     * the buying patterns of our three largest wholesaler customers;
     * the scope and outcome of governmental regulatory action that may involve us;
     * periodic dependence on a small relatively number of products for a significant portion of net revenue or income; and
     *    legal actions brought by our competitors.

The profitability of our product sales is also dependent upon the prices we are able to charge for our products, the costs to purchase products from third parties, and our ability to manufacture our products in a cost-effective manner. If our revenues and gross profit decline or do not grow as anticipated, we may not be able to correspondingly reduce our operating expenses.

WE ARE INVOLVED IN VARIOUS LEGAL PROCEEDINGS AND CERTAIN GOVERNMENT INQUIRIES AND MAY EXPERIENCE UNFAVORABLE OUTCOMES OF SUCH PROCEEDINGS OR INQUIRIES, WHICH COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR FINANCIAL CONDITION, RESULTS OF OPERATIONS OR CASH FLOWS.

We are involved in various legal proceedings and certain government inquiries, including, but not limited to, patent infringement, product liability, breach of contract and claims involving Medicaid and Medicare reimbursements, some of which are described in our periodic reports and involve claims for, or the possibility of fines and penalties involving, substantial amounts of money or for other relief. If any of these legal proceedings or inquiries were to result in an adverse outcome, the impact could have a material adverse effect on our financial condition, results of operations or cash flows.

With respect to product liability, we maintain commercial insurance to protect against and manage a portion of the risks involved in conducting our business. Although we carry insurance, we believe that no reasonable amount of insurance can fully protect against all such risks because of the potential liability inherent in the business of producing pharmaceuticals for human consumption. To the extent that a loss occurs, depending on the nature of the loss and the level of insurance coverage maintained, it could have a material adverse effect on our financial position, results of operations or cash flows.

INCREASED INDEBTEDNESS MAY IMPACT OUR FINANCIAL CONDITION, RESULTS OF OPERATIONS OR CASH FLOWS.

At June 30, 2006, we had $242.7 million of outstanding debt, consisting of $200.0 million principal amount of 2.5% Contingent Convertible Subordinated Notes (the "Notes") and the remaining principal balance of a $43.0 million mortgage loan entered into in March 2006. In June 2006, we replaced our $140.0 million credit line by entering into a new credit agreement with ten banks that provides for a revolving line of credit for borrowing up to $320.0 million. The new credit agreement also includes a provision for increasing the revolving commitment, at the lenders' sole discretion, by up to an additional $50.0 million. The new credit facility is unsecured unless we, under certain specified circumstances, utilize the facility to redeem part or all of our outstanding Convertible Subordinated Notes. The new credit facility has a five-year term expiring in June 2011. At June 30, 2006, we had no cash borrowings under our credit facility. Our level of indebtedness may have several important effects on our future operations, including:

     * we will be required to use a portion of our cash flow from operations for the payment of any principal or interest due on our outstanding indebtedness;

     * our outstanding indebtedness and leverage will increase the impact of negative changes in general economic and industry conditions, as well as competitive pressures and increases in interest rates; and

     * the level of our outstanding debt and the impact it has on our ability to meet debt covenants associated with our revolving line of credit arrangement may affect our ability to obtain additional financing for working capital, capital expenditures, acquisitions or general corporate purposes.

General economic conditions, industry cycles and financial, business and other factors affecting our operations, many of which are beyond our control, may affect our future performance. As a result, our business might not continue to generate cash flow at or above current levels. If we cannot generate sufficient cash flow from operations in the future to service our debt, we may, among other things:

     *    seek additional financing in the debt or equity markets;

     * refinance or restructure all or a portion of our indebtedness;

     *    sell selected assets;

     *    reduce or delay planned capital expenditures; or

     * reduce or delay planned research and development expenditures.

These measures might not be sufficient to enable us to service our debt. In addition, any financing, refinancing or sale of assets might not be available on economically favorable terms or at all.

We may also consider issuing additional debt or equity securities in the future to fund potential acquisitions or investments, to refinance existing debt and/or for general corporate purposes. If a material acquisition or investment is completed, our financial position, results of operations or cash flows could change materially in future periods. However, additional funds may not be available on satisfactory terms, or at all, to fund such activities.

Holders of the Notes may require us to offer to repurchase their Notes for cash upon the occurrence of a change in control or on May 16, 2008, 2013, 2018, 2023 and 2028. As a result of this, we classified the Convertible Subordinated Notes as a current liability as of June 30, 2007 due to the right the holders have to require us to repurchase the Convertible Subordinated Notes on May 16, 2008. The source of funds for any repurchase required as a result of any such events will be our available cash or cash generated from operating activities or other sources, including borrowings, sales of assets, sales of equity or funds provided by a new controlling entity. The use of available cash to fund the repurchase of the Notes may impair our ability to obtain additional financing in the future.

WE MAY HAVE FUTURE CAPITAL NEEDS AND FUTURE ISSUANCES OF EQUITY
SECURITIES THAT MAY RESULT IN DILUTION.

We anticipate that funds generated internally, together with funds available under our credit facility will be sufficient to implement our business plan for the foreseeable future, subject to additional needs that may arise if acquisition opportunities become available. We also may need additional capital if unexpected events occur or opportunities arise. We may raise additional capital through the public or private sale of debt or equity securities. If we sell equity securities,
holders of our common stock could experience dilution.   Furthermore,
those securities could have rights, preferences and privileges more favorable than those of the Class A or Class B Common Stock. Additional funding may not be accessible or available to us on favorable terms or at all. If the funding is not available, we may not be able to fund our expansion, take advantage of acquisition opportunities or respond to competitive pressures.

WE MAY BE ADVERSELY IMPACTED BY ECONOMIC FACTORS BEYOND OUR CONTROL AND MAY INCUR IMPAIRMENT CHARGES TO OUR INVESTMENT PORTFOLIO.

The Company has funds invested in auction rate securities ("ARS"). Consistent with the Company's investment policy guidelines, the ARS held by the Company are AAA rated securities with long-term nominal maturities secured by student loans which are guaranteed by the U.S. Government. The interest rates on these securities are reset through an auction process that resets the applicable interest rate at pre-determined intervals, up to 35 days. There may be liquidity issues which arise in the credit and capital markets and the ARS held by the Company may experience failed auctions as the amount of securities submitted for sale may exceed the amount of purchase orders.

If uncertainties in the credit and capital markets exist and failed auctions occur, the Company may incur impairments to its investments in ARS, which could negatively affect the Company's financial condition, cash flow and reported earnings.

WE MAY INCUR CHARGES FOR INTANGIBLE ASSET IMPAIRMENT.

When we acquire the rights to manufacture and sell a product, we record the aggregate purchase price, along with the value of the product-related liabilities we assume, as intangible assets. We use the assistance of valuation experts to help us allocate the purchase price to the fair value of the various intangible assets we have acquired. Then, we must estimate the economic useful life of each of these intangible assets in order to amortize their cost as an expense in our consolidated statements of income over the estimated economic useful life of the related asset. The factors that affect the actual economic useful life of a pharmaceutical product are inherently uncertain, and include patent protection, physician loyalty and prescribing patterns, competition by products prescribed for similar indications, future introductions of competing products not yet FDA-approved and the impact of promotional efforts, among many others. We consider all of these factors in initially estimating the economic useful lives of our products, and we also continuously monitor these factors for indications of decline in carrying value.

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

Because circumstances after an acquisition can change, the value of intangible assets we record may not be realized by us. If we determine that impairment has occurred, we would be required to write-off the impaired portion of the unamortized intangible assets, which could have a material adverse effect on our results of operations in the period in which the write-off occurs. In addition, in the event of a sale of any of our assets, we might not recover our recorded value of associated intangible assets.

THERE ARE INHERENT UNCERTAINTIES INVOLVED IN THE ESTIMATES, JUDGMENTS AND ASSUMPTIONS USED IN THE PREPARATION OF OUR FINANCIAL STATEMENTS, AND ANY CHANGES IN THOSE ESTIMATES, JUDGMENTS AND ASSUMPTIONS COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR FINANCIAL CONDITION, RESULTS OF
OPERATIONS OR CASH FLOWS.

The consolidated and condensed consolidated financial statements that we file with the SEC are prepared in accordance with U.S. Generally Accepted Accounting Principles ("GAAP"). The preparation of financial statements in accordance with GAAP involves making estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and the related disclosure of contingent assets and liabilities. The most significant estimates we are required to make under GAAP include, but are not limited to, those related to revenue recognition, sales allowances, inventories and cost of goods sold, determining the useful life or impairment of goodwill and other long-lived assets, litigation outcomes and related liabilities, income taxes, stock-based compensation and self-insurance programs. We periodically evaluate estimates used in the preparation of the consolidated financial statements for reasonableness, including estimates provided by third parties. Appropriate adjustments to the estimates will be made prospectively, as necessary, based on such periodic evaluations. We base our estimates on, among other things, currently available information, market conditions, historical experience and various assumptions, which together form the basis of making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Although we believe that our assumptions are reasonable under the circumstances, estimates would differ if different assumptions were utilized and these estimates may prove in the future to have been inaccurate.

                       RISKS RELATED TO OUR INDUSTRY

LEGISLATIVE PROPOSALS, REIMBURSEMENT POLICIES OF THIRD PARTIES, COST-CONTAINMENT MEASURES AND HEALTH CARE REFORM COULD AFFECT THE MARKETING, PRICING AND DEMAND FOR OUR PRODUCTS.

Various legislative proposals, including proposals relating to prescription drug benefits, could materially impact the pricing and sale of our products. Further, reimbursement policies of third parties may affect the marketing of our products. Our ability to market our products will depend in part on reimbursement levels for the cost of the products and related treatment established by health care providers, including government authorities, private health insurers and other organizations, such as HMOs and MCOs. Insurance companies, HMOs, MCOs, Medicaid and Medicare administrators and others regularly challenge the pricing of pharmaceutical products and reviewing their reimbursement practices. In addition, the following factors could significantly influence the purchase of pharmaceutical products, which could result in lower prices and a reduced demand for our products:

     *    the trend toward managed health care in the United States;

     *    the growth of organizations such as HMOs and MCOs;

     * legislative proposals to reform health care and government insurance programs; and

     * price controls and non-reimbursement of new and highly priced medicines for which the economic therapeutic rationales are not established.

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

Our ability to market generic pharmaceutical products successfully depends, in part, on the acceptance of the products by independent third parties, including pharmacies, government formularies and other retailers, as well as patients. We manufacture a number of prescription drugs which are used by patients who have severe health conditions. Although the brand-name products generally have been marketed safely for many years prior to our introduction of a generic/non-branded alternative, there is a possibility that one of these products could produce a side effect which could result in an adverse effect on our ability to achieve acceptance by managed care providers, pharmacies and other retailers, customers and patients. If these independent third parties do not accept our products, it could have a material adverse effect on our financial condition, results of operations or cash flows.

                      RISKS RELATED TO OUR COMMON STOCK

THE MARKET PRICE OF OUR STOCK HAS BEEN AND MAY CONTINUE TO BE VOLATILE.

The market prices of securities of companies engaged in pharmaceutical development and marketing activities historically have been highly volatile. In addition, any or all of the following may have a significant impact on the market price of our common stock: developments regarding litigation and an investigation regarding our former stock option practices; announcements by us or our competitors of technological innovations or new commercial products; delays in the development or approval of products; regulatory withdrawals of our products from the market; the filing or results of litigation; developments or disputes concerning patent or other proprietary rights; publicity regarding actual or potential medical results relating to products marketed by us or products under development; regulatory developments in both the United States and foreign countries; publicity regarding actual or potential acquisitions; public concern as to the safety of drug technologies or products; financial results which are different from securities analysts' forecasts; economic and other external factors; and period-to-period fluctuations in our financial results.

FUTURE SALES OF COMMON STOCK COULD ADVERSELY AFFECT THE MARKET PRICE OF OUR CLASS A OR CLASS B COMMON STOCK.

As of March 31, 2006, an aggregate of 3,162,307 shares of our Class A Common Stock and 356,849 shares of our Class B Common Stock were issuable upon exercise of outstanding stock options under our stock option plans, and an additional 611,494 shares of our Class A Common Stock and 1,230,000 shares of Class B Common Stock were reserved for the issuance of additional options and shares under these plans. In addition, as of March 31, 2006, 8,691,880 shares of Class A Common Stock were reserved for issuance upon conversion of $200.0 million principal amount of convertible notes, and 337,500 shares of our Class A Common Stock were reserved for issuance upon conversion of our outstanding 7% Cumulative Convertible Preferred Stock.

MANAGEMENT SHAREHOLDERS CONTROL OUR COMPANY.

At March 31, 2006, our directors and executive officers beneficially own approximately 13% of our Class A Common Stock and approximately 62% of our Class B Common Stock. As a result, these persons control approximately 55% of the combined voting power represented by our outstanding securities. These persons will retain effective voting control of our Company and are expected to continue to have the ability to effectively determine the outcome of any matter being voted on by our shareholders, including the election of directors and any merger, sale of assets or other change in control of our Company.

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

OUR CHARTER PROVISIONS AND DELAWARE LAW MAY HAVE ANTI-TAKEOVER EFFECTS.

Our Amended Certificate of Incorporation authorizes the issuance of common stock in two classes, Class A Common Stock and Class B Common Stock. Each share of Class A Common Stock entitles the holder to one-twentieth of one vote on all matters to be voted upon by shareholders, while each share of Class B Common Stock entitles the holder to one full vote on each matter considered by the shareholders. In addition, our directors have the authority to issue additional shares of preferred stock and to determine the price, rights, preferences, privileges and restrictions of those shares without any further vote or action by the shareholders. The rights of the holders of common stock will be subject to, and may be adversely affected by, the rights of the holders of any preferred stock that may be issued in the future. The existence of two classes of common stock with different voting rights and the ability of our directors to issue additional shares of preferred stock could make it more difficult for a third party to acquire a majority of our voting stock. Other provisions of our Amended Certificate of Incorporation and Bylaws, such as a classified board of directors, also may have the effect of discouraging, delaying or preventing a merger, tender offer or proxy contest, which could have an adverse effect on the market price of our Class A Common Stock.

In addition, certain provisions of Delaware law applicable to our Company could also delay or make more difficult a merger, tender offer or proxy contest involving our Company, including Section 203 of the Delaware General Corporation Law, which prohibits a Delaware corporation from engaging in any business combination with any "interested shareholder" (as defined in the statute) for a period of three years unless certain conditions are met. In addition, our senior management is entitled to certain payments upon a change in control and all of our stock option plans provide for the acceleration of vesting in the event of a change in control of our Company.

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
                      =====


Shares were purchased from employees upon their termination pursuant to the terms of the Company's stock option plan or were purchased from certain individuals who sold existing shares to the Company as a means to exercise stock options.

          a)   Exhibits.  See Exhibit Index.

                             SIGNATURES
                             ----------

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                         K-V PHARMACEUTICAL COMPANY



Date:  March 25, 2008              By   /s/  Marc S. Hermelin
                                        -----------------------------
                                        Marc S. Hermelin
                                        Chairman of the Board and
                                        Chief Executive Officer
                                        (Principal Executive Officer)



Date:  March 25, 2008              By   /s/  Ronald J. Kanterman
                                        -----------------------------
                                        Ronald J. Kanterman
                                        Vice President and Chief Financial
                                         Officer
                                        (Principal Financial Officer)



Date : March 25, 2008              By   /s/ Richard H. Chibnall
                                        -----------------------------
                                        Richard H. Chibnall
                                        Vice President, Finance
                                        (Principal Accounting Officer)

                                EXHIBIT INDEX


Exhibit No.           Description
-----------           -----------

   31.1       Certification of Chief Executive Officer.

   31.2       Certification of Chief Financial Officer.

   32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-
              Oxley Act of 2002.

   32.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-
              Oxley Act of 2002.