Form 10-Q
period 2006-09-30
KV PHARMACEUTICAL CO /DE/
filed 2008-03-25
CIK 57055

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
-------------------------------------------------------------------------------

                                   FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2006
                                      OR
[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
                FOR THE TRANSITION PERIOD FROM             TO

                         COMMISSION FILE NUMBER 1-9601



-------------------------------------------------------------------------------


                          K-V PHARMACEUTICAL COMPANY
            (Exact name of registrant as specified in its charter)


         DELAWARE                                              43-0618919
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                             Identification No.)

               2503 SOUTH HANLEY ROAD, ST. LOUIS, MISSOURI 63144
         (Address of principal executive offices, including ZIP code)

      Registrant's telephone number, including area code: (314) 645-6600


-------------------------------------------------------------------------------
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [   ] No [ X ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Act).
 Large accelerated filer [ X ] Accelerated filer [ ] Non-accelerated filer [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ ] No [ X ]

As of January 15, 2008, the registrant had outstanding 37,708,248 and 12,233,802 shares of Class A and Class B Common Stock, respectively.

EXPLANATORY NOTE REGARDING RESTATEMENT OF OUR CONSOLIDATED FINANCIAL STATEMENTS

This Form 10-Q reflects the restatement of our consolidated balance sheets as of March 31, 2006 and September 30, 2005, the related consolidated statements of operations for the three and six months ended September 30, 2005, and the related consolidated statement of cash flows for the six months ended September 30, 2005. In our Form 10-K for the fiscal year ended March 31, 2007 to be filed with the Securities and Exchange Commission (the "2007 Form 10-K"), we are restating our consolidated balance sheet as of March 31, 2006, and the related consolidated statements of income, comprehensive income, shareholders' equity, and cash flows for the fiscal years ended March 31, 2006 and 2005. We have not amended, and we do not intend to amend, our previously filed Annual Reports on Form 10-K or Quarterly Reports on Form 10-Q for each of the fiscal years and fiscal quarters of 1996 through 2006. Our 2007 Form 10-K also reflects the restatement of Selected Financial Data in Item 6 as of March 31, 2005 and as of and for the fiscal years ended March 31, 2004 and 2003. We will also be filing a Quarterly Report on Form 10-Q for the quarter ended December 31, 2006, that contains the restatement of our consolidated financial statements for certain interim periods as discussed therein.

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

The investigation has now been completed and our Board of Directors received a final report on October 2, 2007 from the Special Committee based on facts disclosed in the course of the investigation and the advice of its independent legal counsel and forensic accounting experts. The Special Committee found that our previous accounting for stock-based compensation was not in accordance with GAAP and that corrections to our previous consolidated financial statements were required. We agreed with the Committee's findings and, as a result, our consolidated retained earnings as of March 31, 2006, incorporate an additional $16.3 million of stock-based compensation expense, including related payroll taxes, interest and penalties, net of $2.6 million in income tax benefits. In the course of the Special Committee's investigation, we were notified by the SEC staff that it had commenced an investigation with respect to the Company's stock option program. We have cooperated with the SEC staff and, among other things, provided them with copies of the Special Committee's report and all documents collected by the Committee in the course of its review. Recently, the SEC staff, pursuant to a formal order of investigation, has issued subpoenas for documents, most of which have already been produced to the SEC staff, and for testimony by certain employees. The Company expects that the production of any additional documents called for by the subpoena and the testimony of the employees will be completed by April 2008.

In addition and as a separate matter, our consolidated retained earnings as of March 31, 2006, incorporate an additional $5.4 million of income tax expense to record additional liabilities associated with tax positions claimed on tax returns filed for fiscal years 2004, 2005 and 2006 that should have been recorded in accordance with GAAP, partially offset by certain expected tax refunds. This adjustment is not related to the accounting for stock-based compensation expense discussed above.

In addition, our consolidated retained earnings as of March 31, 2006, incorporate a $0.4 million reduction of net income related primarily to misstatements of net revenues and cost of sales resulting from improperly recognizing revenue prior to when title and risk of ownership of the product transferred to the customer.

Please see "Review of Stock Option Grant Practices," "Review of Tax Positions (Unrelated to stock options)" and "Other Adjustments (Unrelated to stock options)" in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 2 "Restatement of Consolidated Financial Statements" in our consolidated financial statements for a more detailed discussion related to the investigation of our former stock option grant practices, review of tax positions and other adjustments.

The effect of these restatements are reflected in our Consolidated Financial Statements and other supplemental data herein and the unaudited quarterly data and selected financial data included in the 2007 Form 10-K. Financial information included in reports previously filed or furnished by K-V Pharmaceutical Company for the fiscal periods 1996 through 2006 and our assessment of internal control over financial reporting as of March 31, 2006 should not be relied upon and are superseded by the information in this Form 10-Q and the 2007 Form 10-K.

PART I. - FINANCIAL INFORMATION
ITEM 1.      FINANCIAL STATEMENTS


                                           K-V PHARMACEUTICAL COMPANY AND SUBSIDIARIES
                                              CONSOLIDATED STATEMENTS OF OPERATIONS
                                     (Unaudited; dollars in thousands, except per share data)

                                                                    THREE MONTHS ENDED                   SIX MONTHS ENDED
                                                                       SEPTEMBER 30,                       SEPTEMBER 30,
                                                           ----------------------------------  ----------------------------------
                                                                2006              2005              2006              2005
                                                           ----------------  ----------------  ----------------  ----------------
                                                                              (AS RESTATED)                        (AS RESTATED)

Net revenues.............................................      $ 108,983          $ 92,322         $ 205,183         $ 177,364
Cost of sales............................................         38,879            32,640            72,325            58,675
                                                               ---------          --------         ---------         ---------
Gross profit.............................................         70,104            59,682           132,858           118,689
                                                               ---------          --------         ---------         ---------

Operating expenses:
    Research and development.............................          6,396             6,420            14,287            14,052
    Purchased in-process research and
        development and transaction costs................             --                --                --            30,441
    Selling and administrative...........................         42,855            37,847            83,008            75,599
    Amortization of intangibles..........................          1,201             1,211             2,398             2,391
                                                               ---------          --------         ---------         ---------
Total operating expenses.................................         50,452            45,478            99,693           122,483
                                                               ---------          --------         ---------         ---------

Operating income (loss)..................................         19,652            14,204            33,165            (3,794)
                                                               ---------          --------         ---------         ---------

Other expense (income):
    Interest expense.....................................          2,305             1,467             4,541             2,844
    Interest and other income............................         (2,308)           (1,077)           (4,366)           (2,130)
                                                               ---------          --------         ---------         ---------
Total other expense (income), net........................             (3)              390               175               714
                                                               ---------          --------         ---------         ---------
Income (loss) before income taxes and cumulative effect
    of change in accounting principle....................         19,655            13,814            32,990            (4,508)
Provision for income taxes...............................          7,570             5,224            12,783             9,790
                                                               ---------          --------         ---------         ---------
Income (loss) before cumulative effect of change
    in accounting principle..............................         12,085             8,590            20,207           (14,298)
Cumulative effect of change in accounting
    principle (net of $670 in taxes).....................             --                --             1,976                --
                                                               ---------          --------         ---------         ---------
Net income (loss)........................................      $  12,085          $  8,590         $  22,183         $ (14,298)
                                                               =========          ========         =========         =========

                                                                       (CONTINUED)


                                            K-V PHARMACEUTICAL COMPANY AND SUBSIDIARIES
                                        CONSOLIDATED STATEMENTS OF OPERATIONS - (CONTINUED)
                                     (Unaudited; dollars in thousands, except per share data)

                                                                    THREE MONTHS ENDED                   SIX MONTHS ENDED
                                                                      SEPTEMBER 30,                        SEPTEMBER 30,
                                                            ----------------------------------  ----------------------------------
                                                                  2006              2005              2006              2005
                                                            ----------------  ----------------  ----------------  ----------------
                                                                               (AS RESTATED)                       (AS RESTATED)

Earnings (loss) per share before effect of change in
  accounting principle:
       Basic - Class A common..............................     $  0.26           $  0.18           $  0.43          $  (0.29)
       Basic - Class B common..............................        0.21              0.15              0.36             (0.29)
       Diluted - Class A common............................        0.22              0.16              0.38             (0.29)
       Diluted - Class B common............................        0.19              0.14              0.32             (0.29)

Per share effect of cumulative effect of change in
  accounting principle:
       Basic - Class A common..............................     $     -           $     -           $  0.04          $      -
       Basic - Class B common..............................           -                 -              0.03                 -
       Diluted - Class A common............................           -                 -              0.03                 -
       Diluted - Class B common............................           -                 -              0.03                 -

Earnings (loss) per share:
       Basic - Class A common..............................     $  0.26           $  0.18           $  0.47          $  (0.29)
       Basic - Class B common..............................        0.21              0.15              0.39             (0.29)
       Diluted - Class A common............................        0.22              0.16              0.41             (0.29)
       Diluted - Class B common............................        0.19              0.14              0.35             (0.29)

Shares used in per share calculation:
       Basic - Class A common..............................      36,744            35,687            36,671            35,566
       Basic - Class B common..............................      12,456            12,949            12,465            13,043
       Diluted - Class A common............................      58,917            58,499            58,882            48,609
       Diluted - Class B common............................      12,552            13,135            12,587            13,043



SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                      K-V PHARMACEUTICAL COMPANY AND SUBSIDIARIES
                                              CONSOLIDATED BALANCE SHEETS
                                           (Unaudited; dollars in thousands)

                                                                                         SEPTEMBER 30,     MARCH 31,
                                                                                             2006            2006
                                                                                             ----            ----
                                                                                                         (AS RESTATED)
                                            ASSETS
                                            ------
CURRENT ASSETS:
Cash and cash equivalents............................................................    $    58,705     $   100,706
Marketable securities................................................................        153,509         106,763
Receivables, less allowance for doubtful accounts of $474 and $397
   at September 30, 2006 and March 31, 2006, respectively............................         67,000          53,571
Inventories, net.....................................................................         76,497          71,166
Prepaid and other assets.............................................................          7,817           7,012
Deferred tax asset...................................................................         12,292          10,072
                                                                                         -----------     -----------
   Total Current Assets..............................................................        375,820         349,290
Property and equipment, net..........................................................        188,452         178,042
Intangible assets and goodwill, net..................................................         71,067          72,955
Other assets.........................................................................         19,260          19,026
                                                                                         -----------     -----------
TOTAL ASSETS.........................................................................    $   654,599     $   619,313
                                                                                         ===========     ===========

                                         LIABILITIES
                                         -----------
CURRENT LIABILITIES:
Accounts payable.....................................................................    $    15,046     $    17,975
Accrued liabilities..................................................................         34,732          24,676
Current maturities of long-term debt.................................................          1,848           1,681
                                                                                         -----------     -----------
   Total Current Liabilities.........................................................         51,626          44,332
Long-term debt.......................................................................        240,421         241,319
Other long-term liabilities..........................................................          5,819           5,442
Deferred tax liability...............................................................         31,429          25,221
                                                                                         -----------     -----------
TOTAL LIABILITIES....................................................................        329,295         316,314
                                                                                         -----------     -----------

COMMITMENTS AND CONTINGENCIES........................................................             --              --

                                     SHAREHOLDERS' EQUITY
                                     --------------------

7% cumulative convertible Preferred Stock, $.01 par value; $25.00 stated and liquidation value; 840,000 shares authorized; issued and outstanding --
   40,000 shares at September 30, 2006 and March 31, 2006 (convertible into Class A
   shares at a ratio of 8.4375-to-one)..............................................              --              --
Class A and Class B Common Stock, $.01 par value; 150,000,000 and
   75,000,000 shares authorized, respectively;
     Class A - issued 40,110,579 and 39,660,637 at September 30, 2006
       and March 31, 2006, respectively..............................................            401             397
     Class B - issued 12,469,164 and 12,679,986 at September 30, 2006 and March 31,
       2006, respectively (convertible into Class A shares on a one-for-one basis)...            125             127
Additional paid-in capital...........................................................        147,088         145,180
Retained earnings....................................................................        233,558         211,410
Accumulated other comprehensive loss.................................................           (170)           (211)
Less: Treasury stock, 3,223,298 shares of Class A and 92,902 shares of Class B Common
   Stock at September 30, 2006, respectively, and 3,123,975 shares of Class A and
   92,902 shares of Class B Common Stock at March 31, 2006, respectively, at cost....        (55,698)        (53,904)
                                                                                         -----------     -----------
TOTAL SHAREHOLDERS' EQUITY...........................................................        325,304         302,999
                                                                                         -----------     -----------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY...........................................    $   654,599     $   619,313
                                                                                         ===========     ===========


SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   K-V PHARMACEUTICAL COMPANY AND SUBSIDIARIES
                                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                        (Unaudited; dollars in thousands)

                                                                                         SIX MONTHS ENDED
                                                                                           SEPTEMBER 30,
                                                                                      2006              2005
                                                                                  ------------      ----------
                                                                                                   (AS RESTATED)
OPERATING ACTIVITIES:
Net income (loss)......................................................         $      22,183     $    (14,298)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
   Acquired in-process research and development........................                    --           29,570
   Cumulative effect of change in accounting principle.................                (1,976)              --
   Depreciation and amortization.......................................                11,048            8,389
   Deferred income tax provision.......................................                 3,298               93
   Deferred compensation...............................................                   377              590
   Stock-based compensation............................................                 1,919              453
   Excess tax benefit associated with stock options....................                  (306)              --
Changes in operating assets and liabilities:
   Increase in receivables, net........................................               (13,429)          (3,183)
   Increase in inventories, net........................................                (5,331)          (5,872)
   (Increase) decrease in prepaid and other assets.....................                (1,870)           4,132
   Increase in accounts payable and accrued liabilities................                 7,344            2,964
                                                                                -------------     ------------
Net cash provided by operating activities..............................                23,257           22,838
                                                                                -------------     ------------

INVESTING ACTIVITIES:
   Purchase of property and equipment, net.............................               (18,339)         (36,856)
   Purchase of marketable securities...................................               (46,685)         (49,513)
   Purchase of preferred stock.........................................                  (400)         (11,300)
   Product acquisition.................................................                    --          (25,643)
                                                                                -------------     ------------
Net cash used in investing activities..................................               (65,424)        (123,312)
                                                                                -------------     ------------

FINANCING ACTIVITIES:
   Principal payments on long-term debt................................                  (731)            (486)
   Dividends paid on preferred stock...................................                   (35)             (35)
   Excess tax benefit associated with stock options....................                   306               --
   Purchase of common stock for treasury...............................                (1,794)            (136)
   Cash deposits received for stock options............................                 2,420              450
                                                                                -------------     ------------
Net cash provided by (used in) financing activities....................                   166             (207)
                                                                                -------------     ------------
Decrease in cash and cash equivalents..................................               (42,001)        (100,681)
Cash and cash equivalents:
   Beginning of year...................................................               100,706          159,825
                                                                                -------------     ------------
   End of period.......................................................         $      58,705     $     59,144
                                                                                =============     ============

SUPPLEMENTAL INFORMATION:
   Interest paid.......................................................         $       3,572     $      2,156
   Income taxes paid...................................................                 5,627            3,025
   Stock options exercised (at expiration of two-year
      forfeiture period)...............................................                 2,329            2,092

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

2.  RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS

REVIEW OF STOCK OPTION GRANT PRACTICES

BACKGROUND AND CONCLUSIONS
This Form 10-Q reflects the restatement of the Company's consolidated balance sheets as of March 31, 2006 and September 30, 2005, the related consolidated statements of operations for the three and six months ended September 30, 2005 and the related consolidated statement of cash flows for the six months ended September 30, 2005. In the Company's 2007 Form 10-K, the Company is restating its consolidated balance sheet as of March 31, 2006, and the related consolidated statements of income, comprehensive income, shareholders' equity, and cash flows for the fiscal years ended March 31, 2006 and 2005. The Company has not amended, and does not intend to amend, its previously filed Annual Reports on Form 10-K or Quarterly Reports on Form 10-Q for each of the fiscal years and fiscal quarters of 1996 through 2006. The Company will be filing a Quarterly Report on Form 10-Q for the quarter ended December 31, 2006 that contains the restatement of its consolidated financial statements for certain interim periods as discussed therein.

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

Shortly thereafter, the Special Committee commenced an investigation of the Company's stock option grant practices, assisted by independent legal counsel and forensic accounting experts engaged by the Committee, with the objectives of evaluating the Company's accounting for stock options for compliance with GAAP and for compliance with the terms of its related stock option plans over the period January 1, 1995 through October 31, 2006 (the "relevant period").

On October 11, 2007, the Company filed a Current Report on Form 8-K announcing the Special Committee had completed its investigation. The investigation concluded that there was not evidence that any employee, officer or director of the Company engaged in any intentional wrongdoing or was aware the Company's policies and procedures for granting and accounting for stock options were materially non-compliant with GAAP. The investigation also found no intentional violation of law or accounting rules with respect to the Company's historical stock option grant practices.

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

Both option plans require that shares received upon exercise of an option cannot be sold for two years. If the employee terminates employment voluntarily or involuntarily (other than by retirement, death or disability) during the two-year forfeiture period, the option plans provide that the Company may elect to repurchase the shares at the lower of the exercise price of the option or the fair market value of the stock on the date of termination. The Company has changed its accounting for stock-based compensation to consider this provision of the option plans as a forfeiture provision to be accounted for in accordance with the guidance provided in EITF No. 00-23, "Issues Related to Accounting for Stock Based Compensation under APB 25 and FIN 44", specifically Paragraph 78 and Issue 33 (a), "Accounting for Early Exercise". In accordance with EITF No. 00-23, cash paid by an employee for the exercise price is considered a deposit or a prepayment of the exercise price that is recognized as a current liability when received by the Company at the beginning of the two-year forfeiture period. The receipt of the exercise price is recognized as a current liability because the options are deemed not exercised and the option shares are not considered issued until an employee bears the risk and rewards of ownership. The options are accounted for as exercised when the two-year forfeiture period lapses. In addition, because the options are not considered exercised for accounting purposes, the shares in the two-year forfeiture period are not considered outstanding for purposes of computing basic EPS.

The Company had accounted for all option grants as fixed in accordance with the provisions of APB 25 using the date of grant as the measurement date. Because the exercise price of the option was equal to or greater than the market price of the stock at the measurement date fixed by the terms of the awards, under prior procedures the Company did not recognize any compensation expense since the option had no intrinsic value, with intrinsic value being the difference between the exercise price and the market price of the underlying stock at the measurement date.

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

Employee Options. The evidence obtained through the investigation indicated
----------------
that employee options were granted based on the lowest market price in the quarter of grant determined from an effective date (as defined below) to the end of the quarter. The exercise price and grant date of the options were determined by looking back from the end of the quarter to the effective date and choosing the lowest market price during that period. The date on which the market price was lowest became the grant date. This procedure to "look back" to the lowest market price in the preceding quarter to set the exercise price was widely known and understood within the Company. The effective date was either the date on which the option recipients and the number of shares to be granted were determined and approved by the CEO, the date of a promotion or the date of hire. For new hires and promotions of existing employees, which represents substantially all of the award recipients, the terms of the award, except for the exercise price, were communicated to the recipients prior to the end of the quarter. At the end of the quarter, when the exercise price was determined, board consents were prepared and dated as of the date on which the stock price was lowest during the quarter, to be approved by the members of the Compensation Committee. The evidence obtained through the investigation indicated the Compensation Committee never changed or denied approval of any grants submitted to them and, as such, their approval was considered a routine matter. Based on the evidence and findings of the Special Committee, the results of management's analysis, the criteria specified in APB 25 for determining measurement dates and guidance from the staff of the SEC, the Company has concluded that the measurement dates for the employee options should not have been the originally assigned grant dates, but instead, should have been the end of the quarter in which awards were granted when the exercise price and number of shares granted were fixed. Changing the measurement dates from the originally assigned grant date to the end of the quarter resulted in recognition of additional stock-based compensation expense of $150 and $293, net of tax, on 1,376 stock option grants for the three and six months ended September 30, 2005, respectively.

Director Options. Director options were issued, prior to the effective date of
----------------
the Sarbanes-Oxley Act ("Sarbanes-Oxley") in August 2002, using the same "look back" process as described above for employee options. This process was changed when the time for filing Form 4s was shortened under the provisions of Sarbanes-Oxley, to award options with exercise prices equal to the fair market value of the stock on the date of grant. Prior to this change in grant practice, the Company concluded that the measurement date for the director options should be the end of the quarter. Changing the measurement date from the originally assigned grant date to the end of the quarter resulted in recognition of additional stock-based compensation expense of $9 and $17, net of tax, on 14 stock option grants for the three and six months ended September 30, 2005, respectively.

Bonus Options. Under the terms of the CEO's employment agreement, he is
-------------
permitted the alternative of electing incentive stock options, restricted stock or discounted stock options in lieu of the payment of part or all of the incentive bonus due to him in cash . In the event of an election to receive options in lieu of cash incentive, those options were to be valued using the Black-Scholes option pricing model, applying the same assumptions as those used in the Company's most recent proxy statement. The employment agreement provides that the CEO's annual bonus is based on fiscal year net income.

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

The compensation expense associated with the CEO's estimated bonus was accrued throughout the fiscal year. When the value of a bonus option was determined using the Black-Scholes model, previously recorded compensation expense associated with the accrual of the estimated bonus was reversed in the amount of the value assigned to the bonus option. The previously recorded compensation expense should not have been reversed. The Company developed a methodology in the restatement process that considers both the intrinsic value of the option under APB 25 and the Black-Scholes value assigned to the bonus option in determining the amount of compensation expense to recognize once the exercise price of the option becomes fixed and variable accounting ends. Under this methodology, the intrinsic value of the option is determined at the fiscal year-end measurement date under the principles of APB 25. The intrinsic value is then compared to the Black-Scholes value assigned to the option for compensation purposes (the bonus value). The bonus value is the amount that would have been accrued during the fiscal year through the grant date as part of the total liability for the CEO's bonus. The greater of the intrinsic value or bonus value is recorded as compensation expense. Using this methodology and fiscal year-end for the measurement dates resulted in an increase in stock-based compensation expense of $6,944 over the period from fiscal 1996 through fiscal 2004. There was no tax benefit associated with this expense due to the tax years being closed.

OTHER MODIFICATIONS OF OPTION TERMS
As described above, under the terms of the option plans, shares received on exercise of an option are to be held for the employee for two years during which time the shares cannot be sold. If the employee terminated employment voluntarily or involuntarily (other than by retirement, death or disability) during the two-year forfeiture period the option plans provided the Company with the option of repurchasing the shares at the lower of the exercise price or the fair market value of the stock on the date of termination. In some circumstances the Company elected not to repurchase the shares upon termination of employment while the shares were in the two-year forfeiture period, essentially waiving the remaining forfeiture period requirement. The Company did not previously recognize this waiver as requiring a new measurement date.

Based on management's analysis, the Company has concluded that a new measurement date should have been recognized in two situations: (1) the employee terminated and the Company did not exercise its right under the option plans to buy back the shares in the two-year forfeiture period, and (2) the forfeiture provision was waived and the employee subsequently terminated within two years of the exercise date. The Company now considers both of these waivers to be an acceleration of the vesting period because the forfeiture provision was waived. The employee is no longer subject to a service condition to earn the right to the shares and will benefit from the modification. As such, a new measurement date is required. In this case the new measurement date is the date the forfeiture provision was waived with additional stock-based compensation expense being recognized at the date of termination. Since the shares were fully vested, the intrinsic value of the option at the new measurement date in excess of the intrinsic value at the original measurement date should be expensed immediately. The new measurement dates resulted in an increase in stock-based compensation expense of $2 and $4, net of tax, on two stock option grants for the three and six months ended September 30, 2005, respectively.

STOCK OPTION ADJUSTMENTS
A discussion of the stock option restatement adjustments follows and a table reflecting the impact of these adjustments is presented below on page 13.

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

As previously discussed, the Company now considers the two-year repurchase option specified in the option plans to be a forfeiture provision that goes into effect when stock options are exercised. Therefore, the service period necessary for an employee to earn an award varies based on the timing of stock option exercises. The Company initially expenses each award (i.e., all tranches of an option award) on a straight-line basis over ten years, which is the period that stock options become exercisable. The Company also ensures the cumulative compensation expense for an award as of any date is at least equal to the measurement-date intrinsic value of those options that have vested (i.e., when the two-year forfeiture period has ended). If stock options expire unexercised or an employee terminates employment after options become exercisable, no compensation expense associated with the exercisable, but unexercised options, is reversed. In those instances where an employee terminates employment before options become exercisable or the Company repurchased the shares during the two-year forfeiture period, compensation expense for those options is reversed as a forfeiture.

Payroll Taxes, Interest and Penalties. In connection with the stock-based
-------------------------------------
compensation adjustments, the Company determined that certain options previously classified as ISO grants were determined to have been granted with an exercise price below the fair market value of the Company's stock on the revised measurement dates. Under Internal Revenue Code Section 422, ISOs may not be granted with an exercise price less than the fair market value on the date of grant, and therefore these grants would not likely qualify for ISO tax treatment. The disqualification of ISO classification exposes the Company and the affected employees to payroll related withholding taxes once the underlying shares are released from the post exercise two-year forfeiture period and the substantial risk of forfeiture has lapsed (the "taxable event"). The Company and the affected employees may also be subject to interest and penalties for failing to properly withhold taxes and report this taxable event on their respective tax returns. The Company is currently reviewing the potential disqualification of ISO grants and the related withholding tax implications with the Internal Revenue Service ("IRS") for calendar years 2004, 2005 and 2006 in an effort to reach agreement on the resulting tax liability. In the meantime, the Company has recorded expenses related to the withholding taxes, interest and penalties associated with options which would have created a taxable event in calendar years 2004, 2005 and 2006. The estimated payroll tax liability at March 31, 2006 for the disqualification of tax treatment associated with ISO awards totaled $3,278. In addition, the Company recorded an income tax benefit of $909 related to this liability.

Income Tax Benefit. The Company reviewed the income tax effect of the
------------------
stock-based compensation charges, and it believes that the proper income tax accounting for stock options under GAAP depends, in part, on the tax distinction of the stock options as either ISOs or NSOs. Because of the potential impact of the measurement date changes on the qualified status of the options, the Company has determined that substantially all of the options originally intended to be ISOs might not be qualified under the tax regulations, and therefore should be accounted for as if they were NSOs for financial accounting purposes. An income tax benefit has resulted from the determination that certain NSOs for which stock-based compensation expense was recorded will create an income tax deduction. The income tax benefit has resulted in an increase to the Company's deferred tax assets for stock options prior to the occurrence of a taxable event or the forfeiture of the related options. Upon the occurrence of a taxable event or forfeiture of the underlying options, the corresponding deferred tax asset is reversed and the excess or deficiency in the deferred tax assets is recorded to paid-in capital in the period in which the taxable event or forfeiture occurs. The Company has recorded a deferred tax asset of $1,320 as of March 31, 2006 related to stock options.

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

The table below reflects the impacts of the restatement adjustments discussed above on the Company's consolidated statements of operations for the periods presented below (in thousands):

                                                                                                               CUMULATIVE
                                                                                                             APRIL 1, 1995
                                                      THREE MONTHS ENDED          SIX MONTHS ENDED              THROUGH
CATEGORY OF ADJUSTMENTS:                              SEPTEMBER 30, 2005         SEPTEMBER 30, 2005          MARCH 31, 2004
------------------------                            ------------------------   ------------------------  -----------------------
                                                                                                                  (a)
Pretax income impact:
  Stock-based compensation expense
    related to measurement date changes (b)          $                  232     $                  453    $              13,626
  Payroll tax expense and penalties (b)                                 675                        847                      439
  Other adjustments                                                   2,595                      2,860                    1,666
                                                    ------------------------   ------------------------  -----------------------
   Decrease in pretax income                                          3,502                      4,160                   15,731
                                                    ------------------------   ------------------------  -----------------------

Income tax impact:
  Measurement date changes                                              (71)                      (139)                  (1,050)
  Payroll taxes                                                        (187)                      (234)                    (123)
  Other income tax adjustments (c)                                      550                      1,040                    1,689
  Other adjustments                                                    (869)                      (958)                    (584)
                                                    ------------------------   ------------------------  -----------------------
   Decrease in income tax expense                                      (577)                      (291)                     (68)
                                                    ------------------------   ------------------------  -----------------------

Decrease in net income                               $                2,925     $                3,869    $              15,663
                                                    ========================   ========================  =======================

---------------------
  (a) The cumulative effect of the restatement adjustments from fiscal 1996 through fiscal 2004 is summarized below:

                       STOCK OPTION ADJUSTMENTS                          OTHER ADJUSTMENTS        DECREASE
YEARS ENDED         -----------------------------    OTHER INCOME    ------------------------  (INCREASE) TO
MARCH 31,              PRETAX        INCOME TAX     TAX ADJUSTMENTS   PRETAX     INCOME TAX      NET INCOME
-----------         -------------   -------------  ----------------  ---------- -------------  --------------

1996                 $       829 (d) $         -    $            -    $      -   $         -    $        829
1997                         657              (1)                -           -             -             656
1998                       2,391             (19)                -           -             -           2,372
1999                         535             (27)                -           -             -             508
2000                       1,998             (62)                -           -             -           1,936
2001                       1,722            (141)                -           -             -           1,581
2002                       2,317            (219)                -       2,534          (918)          3,714
2003                       1,187            (248)                -      (1,610)          590             (81)
2004                       2,429            (456)            1,689         742          (256)          4,148
                    -------------   -------------  ----------------  ---------- -------------  --------------
Cumulative effect    $    14,065     $    (1,173)   $        1,689    $  1,666   $      (584)   $     15,663
                    =============   =============  ================  ========== =============  ==============




  (b) Stock-based compensation expenses, including related payroll taxes, interest and penalties have been recorded as adjustments to the selling and administrative expenses line item in the Company's consolidated statements of income for each period.

  (c) This represents liabilities associated with tax positions taken in these periods, partially offset by certain expected tax refunds and is not related to accounting for stock options.

  (d) Includes additional expense totaling $636, the affect of which on the consolidated financial statements for 1996 and for each year 1986 to 1995 was not material.

Consolidated Statements of Operations Impact

The following table reconciles the Company's previously reported results to the restated consolidated statements of operations for the three and six months ended September 30, 2005:

                                                           THREE MONTHS ENDED                         SIX MONTHS ENDED
                                                           SEPTEMBER 30, 2005                        SEPTEMBER 30, 2005
                                            -----------------------------------------  --------------------------------------------
                                                 AS                                          AS
                                             PREVIOUSLY                       AS         PREVIOUSLY                         AS
                                              REPORTED    ADJUSTMENTS      RESTATED       REPORTED    ADJUSTMENTS        RESTATED
                                              --------    -----------      --------       --------    -----------        --------

Net revenues                                 $   96,321   $    (3,999)      $ 92,322      $ 181,795   $    (4,431)       $ 177,364
Cost of sales                                    34,044        (1,404)        32,640         60,246        (1,571)          58,675
                                            -----------------------------------------  --------------------------------------------
Gross profit                                     62,277        (2,595)        59,682        121,549        (2,860)         118,689
                                            -----------------------------------------  --------------------------------------------
Operating expenses:
    Research and development                      6,420             -          6,420         14,052             -           14,052
    Purchased in-process research and
        development and transaction costs             -             -              -         30,441             -           30,441
    Selling and administrative                   36,940           907         37,847         74,299         1,300           75,599
    Amortization of intangibles                   1,211             -          1,211          2,391             -            2,391
                                            -----------------------------------------  --------------------------------------------
Total operating expenses                         44,571           907         45,478        121,183         1,300          122,483
                                            -----------------------------------------  --------------------------------------------
Operating income (loss)                          17,706        (3,502)        14,204            366        (4,160)          (3,794)
                                            -----------------------------------------  --------------------------------------------
Other expense (income):
    Interest expense                              1,467             -          1,467          2,844             -            2,844
    Interest and other income                    (1,077)            -         (1,077)        (2,130)            -           (2,130)
                                            -----------------------------------------  --------------------------------------------
Total other expense                                 390             -            390            714             -              714
                                            -----------------------------------------  --------------------------------------------
Income (loss) before income taxes                17,316        (3,502)        13,814           (348)       (4,160)          (4,508)
    Provision for income taxes                    5,801          (577)         5,224         10,081          (291)           9,790
                                            -----------------------------------------  --------------------------------------------
    Net income (loss)                        $   11,515   $    (2,925)      $  8,590      $ (10,429)  $    (3,869)       $ (14,298)
                                            =========================================  ============================================

Earnings per share:
    Basic - Class A common                   $     0.24   $     (0.06)      $   0.18      $   (0.21)  $     (0.08)       $   (0.29)
    Basic - Class B common                         0.20         (0.05)          0.15          (0.21)        (0.08)           (0.29)
    Diluted - Class A common (a)                   0.21         (0.05)          0.16          (0.21)        (0.08)           (0.29)
    Diluted - Class B common (a)                                                0.14                                         (0.29)

Shares used in per share calculation:
    Basic - Class A common                       36,184          (497) (b)    35,687         36,076          (510) (b)      35,566
    Basic - Class B common                       13,127          (178) (b)    12,949         13,222          (179) (b)      13,043
    Diluted - Class A common (a)                 59,158          (659) (b)    58,499         49,298          (689) (b)      48,609
    Diluted - Class B common (a)                                              13,135                                        13,043

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

Consolidated Balance Sheets Impact

The following table reconciles the consolidated balance sheets previously reported as of March 31, 2006 and September 30, 2005 to the restated amounts:

                                                                                 MARCH 31, 2006
                                                          ----------------------------------------------------------------
                                                                 AS
                                                             PREVIOUSLY                                            AS
                                                              REPORTED       ADJUSTMENTS                        RESTATED
                                                              --------       -----------                        --------

Current assets:
Cash and cash equivalents                                  $     100,706     $         -                        $ 100,706
Marketable securities                                            106,763               -                          106,763
Receivables, net                                                  54,746          (1,175) (f)                      53,571
Inventories, net                                                  70,778             388  (f)                      71,166
Prepaid and other assets                                           6,963              49  (a)                       7,012
Deferred tax asset                                                 8,034           2,038  (b)(c)(f)(g)             10,072
                                                          ----------------------------------------------------------------
      Total current assets                                       347,990           1,300                          349,290
Property and equipment, net                                      178,042               -                          178,042
Intangible assets and goodwill, net                               72,955               -                           72,955
Other assets                                                      19,026               -                           19,026
                                                          ----------------------------------------------------------------
Total assets                                               $     618,013     $     1,300                        $ 619,313
                                                          ================================================================

Current liabilities:
Accounts payable                                           $      17,975     $         -                        $  17,975
Accrued liabilities                                               17,100           7,576  (b)(c)(d)(e)(f)(g)       24,676
Current maturities of long-term debt                               1,681               -                            1,681
                                                          ----------------------------------------------------------------
      Total current liabilities                                   36,756           7,576                           44,332
Long-term debt                                                   241,319               -                          241,319
Other long-term liabilities                                        5,442               -                            5,442
Deferred tax liability                                            25,221               -                           25,221
                                                          ----------------------------------------------------------------
Total liabilities                                                308,738           7,576                          316,314
                                                          ----------------------------------------------------------------

Commitments and contingencies                                          -               -                                -

Shareholders' equity:
Preferred stock                                                        -               -                                -
Class A Common Stock                                                 400              (3) (d)                         397
Class B Common Stock                                                 127               -                              127
Additional paid-in capital                                       129,367          15,813  (b)(d)                  145,180
Retained earnings                                                233,496         (22,086) (a)(b)(c)(e)(f)(g)      211,410
Accumulated other comprehensive income                              (211)              -                             (211)
Less: Treasury stock                                             (53,904)              -                          (53,904)
                                                          ----------------------------------------------------------------
Total shareholders' equity                                       309,275          (6,276)                         302,999
                                                          ----------------------------------------------------------------
Total liabilities and shareholders' equity                 $     618,013      $    1,300                        $ 619,313
                                                          ================================================================

                                                                                  SEPTEMBER 30, 2005
                                                          ----------------------------------------------------------------
                                                                   AS
                                                               PREVIOUSLY                                           AS
                                                                REPORTED       ADJUSTMENTS                       RESTATED
                                                                --------       -----------                       --------

Current assets:
Cash and cash equivalents                                  $      59,144       $         -                      $  59,144
Marketable securities                                             95,185                 -                         95,185
Receivables, net                                                  69,975            (5,628) (f)                    64,347
Inventories, net                                                  58,247             1,999  (f)                    60,246
Prepaid and other assets                                           5,614                34  (a)                     5,648
Deferred tax asset                                                 8,891             1,356  (b)(c)(f)              10,247
                                                          ----------------------------------------------------------------
      Total current assets                                       297,056            (2,239)                       294,817
Property and equipment, net                                      163,103                 -                        163,103
Intangible assets and goodwill, net                               74,946                 -                         74,946
Other assets                                                      18,931                 -                         18,931
                                                          ----------------------------------------------------------------
Total assets                                               $     554,036       $    (2,239)                     $ 551,797
                                                          ================================================================

Current liabilities:
Accounts payable                                           $      12,343       $         -                      $  12,343
Accrued liabilities                                               23,823             5,212  (b)(c)(d)(e)(f)        29,035
Current maturities of long-term debt                                 973                 -                            973
                                                          ----------------------------------------------------------------
      Total current liabilities                                   37,139             5,212                         42,351
Long-term debt                                                   209,281                 -                        209,281
Other long-term liabilities                                        5,067                 -                          5,067
Deferred tax liability                                            20,011                 -                         20,011
                                                          ----------------------------------------------------------------
Total liabilities                                                271,498             5,212                        276,710
                                                          ----------------------------------------------------------------

Commitments and contingencies                                          -                 -                              -

Shareholders' equity:
Preferred stock                                                        -                 -                              -
Class A Common Stock                                                 393                (4) (d)                       389
Class B Common Stock                                                 132                 -                            132
Additional paid-in capital                                       128,632            14,137  (b)(d)                142,769
Retained earnings                                                207,315           (21,584) (a)(b)(c)(e)(f)       185,731
Accumulated other comprehensive income                              (147)                -                           (147)
Less: Treasury stock                                             (53,787)                -                        (53,787)
                                                          ----------------------------------------------------------------
Total shareholders' equity                                       282,538            (7,451)                       275,087
                                                          ----------------------------------------------------------------
Total liabilities and shareholders' equity                 $     554,036       $    (2,239)                     $ 551,797
                                                          ================================================================

(a) Adjustment for accrued interest associated with certain expected tax refunds.
(b) Adjustment for stock-based compensation expense pursuant to APB 25 ($15,632 at March 31, 2006 and $15,158 at September 30, 2005) and
         related income tax impact ($1,658 at March 31, 2006 and $1,512 at September 30, 2005), partially offset by the net effect of tax benefits realized in accrued taxes ($2,432 at March 31, 2006 and $1,333 at September 30, 2005) and excess tax benefits reflected in paid-in capital ($2,094 at March 31, 2006 and $1,202 at September 30,
         2005).
(c) Adjustment for payroll taxes, interest and penalties associated with stock-based compensation expense ($3,278 at March 31, 2006 and $1,832 at September 30, 2005) and the related income tax impact ($909 at March 31, 2006 and $508 at September 30, 2005).
(d) Adjustment for exercise deposits received by the Company for stock options in the two-year forfeiture period ($1,916 at March 31, 2006 and $2,227 at September 30, 2005).
(e) Adjustment for additional liabilities associated with tax positions taken, partially offset by certain expected tax refunds ($5,407 at March 31, 2006 and $4,261 at September 30, 2005).
(f) Adjustment to record net revenue and cost of sales when product is received by the customer instead of shipping date for certain customers (decrease in receivables of $1,175 at March 31, 2006 and $5,628 at September 30, 2005; increase in inventories of $388 at March 31, 2006 and $1,999 at September 30, 2005; decrease in deferred tax assets of $125 at March 31, 2006 and $533 at September 30, 2005; decrease in accrued liabilities of $414 at March 31, 2006 and $1,775 at September 30, 2005; and decrease in retained earnings of $498 at March 31, 2006 and $2,387 at September 30, 2005).

(g) Adjustment for reduction in estimated liability associated with employee medical claims incurred but not reported (decrease in deferred tax assets of $66; decrease in accrued liabilities of $179; and increase in retained earnings of $113).

Consolidated Statements of Cash Flows Impact

The following table reconciles the consolidated statement of cash flows previously reported for the six months ended September 30, 2005 to the restated amounts:

                                                                           SIX MONTHS ENDED SEPTEMBER 30, 2005
                                                        ---------------------------------------------------------------------
                                                                 AS
                                                             PREVIOUSLY                                                AS
                                                              REPORTED           ADJUSTMENTS                        RESTATED
                                                              --------           -----------                        --------
Operating Activities:
Net loss                                                 $      (10,429)         $    (3,869) (a)(b)(c)(d)(e)      $ (14,298)
Adjustments to reconcile net loss to
      net cash provided by operating activities:
      Acquired in-process research
          and development                                        29,570                    -                          29,570
      Depreciation, amortization and
          other non-cash charges                                  8,389                    -                           8,389
      Deferred income tax provision                                  56                   37  (a)(b)(d)(e)                93
      Deferred compensation                                         590                    -                             590
      Stock-based compensation                                        -                  453  (a)                        453
Changes in operating assets and liabilities:
      Decrease (increase) in receivables, net                    (7,614)               4,431  (d)                     (3,183)
      Increase in inventories                                    (4,302)              (1,570) (d)                     (5,872)
      Decrease (increase) in prepaid
           and other assets                                       4,156                  (24) (c)                      4,132
      Increase in accounts payable
          and accrued liabilities                                 2,422                  542  (b)(c)(d)(e)             2,964
                                                        ---------------------------------------------------------------------
Net cash provided by operating activities                        22,838                    -                          22,838
                                                        ---------------------------------------------------------------------
Investing Activities:
      Purchase of property and equipment                        (36,856)                   -                         (36,856)
      Purchase of marketable securities                         (49,513)                   -                         (49,513)
      Purchase of preferred stock                               (11,300)                   -                         (11,300)
      Product acquisition                                       (25,643)                   -                         (25,643)
                                                        ---------------------------------------------------------------------
Net cash used in investing activities                          (123,312)                   -                        (123,312)
                                                        ---------------------------------------------------------------------
Financing Activities:
      Principal payments on long-term debt                         (486)                   -                            (486)
      Dividends paid on preferred stock                             (35)                   -                             (35)
      Purchase of common stock for treasury                        (136)                   -                            (136)
      Cash deposits received for stock options                      450                    -                             450
                                                        ---------------------------------------------------------------------
Net cash used in
      financing activities                                         (207)                   -                            (207)
                                                        ---------------------------------------------------------------------
Decrease in cash and cash equivalents                          (100,681)                   -                        (100,681)
Cash and cash equivalents:
      Beginning of year                                         159,825                    -                         159,825
                                                        ---------------------------------------------------------------------
      End of period                                      $       59,144          $         -                       $  59,144
                                                        =====================================================================

---------------------
(a) Adjustment for stock-based compensation expense pursuant to APB 25 and the related income tax impact.

(b) Adjustment for payroll taxes, interest and penalties associated with stock-based compensation expense and the related income tax impact.

(c) Adjustment for additional liabilities associated with tax positions taken, partially offset by certain expected tax refunds.

(d) Adjustment for revenue recognition errors related to shipments made to certain customers.

(e) Adjustment for reduction in estimated liability associated with employee medical claims incurred but not reported.

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

In May 2005, the Company entered into a long-term product development and marketing license agreement with Strides Arcolab Limited ("Strides"), an Indian generic pharmaceutical developer and manufacturer, for exclusive marketing rights in the United States and Canada for ten new generic drugs. Under the agreement, Strides will be responsible for developing, submitting for regulatory approval and manufacturing the ten products and the Company will be responsible for exclusively marketing the products in the territories covered by the agreement. Under a separate agreement, the Company invested $11,300 in Strides redeemable preferred stock. This investment is denominated in the Indian rupee and is subject to foreign currency transaction gains or losses resulting from exchange rate changes. As a result of changes in the exchange rate, the carrying value of this investment was $10,698 at September 30, 2006. This investment has been accounted for using the cost method and is included in "Other assets" in the accompanying consolidated balance sheet at September 30, 2006.

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

The following table sets forth the computation of basic and diluted earnings per share for the three months ended September 30, 2006 and 2005:

                                                                THREE MONTHS ENDED                THREE MONTHS ENDED
                                                                SEPTEMBER 30, 2006                SEPTEMBER 30, 2005
                                                        ---------------------------------  ---------------------------------
                                                            CLASS A          CLASS B           CLASS A          CLASS B
                                                        ---------------- ----------------  ---------------- ----------------
                                                                                                     (AS RESTATED)
Basic earnings per share:
    Numerator:
      Allocation of undistributed earnings               $        9,410   $        2,658    $        6,583   $        1,990
                                                        ---------------- ----------------  ---------------- ----------------
    Denominator:
      Weighted average shares outstanding                        37,066           12,503            36,184           13,127
      Less - weighted average unvested
        common shares subject to repurchase                        (322)             (47)             (497)            (178)
                                                        ---------------- ----------------  ---------------- ----------------
      Number of shares used in per
        share computations                                       36,744           12,456            35,687           12,949
                                                        ================ ================  ================ ================

Basic earnings per share                                 $         0.26   $         0.21    $         0.18   $         0.15
                                                        ================ ================  ================ ================

Diluted earnings per share:
    Numerator:
      Allocation of undistributed earnings
        for basic computation                            $        9,410   $        2,658    $        6,583   $        1,990
      Reallocation of undistributed earnings as a
        result of conversion of Class B to
        Class A shares                                            2,658                -             1,990                -
      Reallocation of undistributed earnings to
        Class B shares                                                -             (259)                -             (134)
      Add - preferred stock dividends                                17                -                17                -
      Add - interest expense convertible notes                      948                -               958                -
                                                        ---------------- ----------------  ---------------- ----------------
      Allocation of undistributed earnings               $       13,033   $        2,399    $        9,548   $        1,856
                                                        ================ ================  ================ ================
    Denominator:
      Number of shares used in basic computation                 36,744           12,456            35,687           12,949
      Weighted average effect of dilutive securities:
        Conversion of Class B to Class A shares                  12,456                -            12,949                -
        Employee stock options (2)                                  687               96               833              186
        Convertible preferred stock                                 338                -               338                -
        Convertible notes                                         8,692                -             8,692                -
                                                        ---------------- ----------------  ---------------- ----------------
      Number of shares used in per share
        computations                                             58,917           12,552            58,499           13,135
                                                        ================ ================  ================ ================

Diluted earnings per share (1)                           $         0.22   $         0.19    $         0.16   $         0.14
                                                        ================ ================  ================ ================

---------------------
(1) Excluded from the computation of diluted earnings per share were outstanding stock options whose exercise prices were greater than the average market price of the common shares for the period reported. For the three months ended September 30, 2006 and 2005, excluded from the computation were options to purchase 889 and 1,360 shares of Class A and Class B Common Stock, respectively.
(2) Includes adjustment to reflect impact of unrecognized stock-based compensation and excess tax benefits in applying the treasury stock method and unvested stock options in the two-year forfeiture period.

The following table sets forth the computation of basic and diluted earnings
(loss) per share for the six months ended September 30, 2006 and 2005:

                                                                                    SIX MONTHS ENDED SEPTEMBER 30,
                                                             -----------------------------------------------------------------------
                                                                             2006                                2005
                                                             ------------------------------------ ----------------------------------
                                                                 CLASS A            CLASS B           CLASS A           CLASS B
                                                             -----------------  ----------------- ----------------- ----------------
                                                                                                             (AS RESTATED)
Basic earnings (loss) per share:
    Numerator:
      Allocation of undistributed earnings (loss) before
        cumulative effect of change in accounting
        principle                                             $        15,719    $         4,453   $       (10,487)  $       (3,846)
      Allocation of cumulative effect of
        change in accounting principle                                  1,540                436                 -                -
                                                             -----------------  ----------------- ----------------- ----------------
      Allocation of undistributed earnings (loss)             $        17,259    $         4,889   $       (10,487)  $       (3,846)
                                                             =================  ================= ================= ================
    Denominator:
      Weighted average shares outstanding                              37,005             12,527            36,076           13,221
      Less - weighted average unvested
        common shares subject to repurchase                              (334)               (62)             (510)            (178)
                                                             -----------------  ----------------- ----------------- ----------------
      Number of shares used in per
        share computations                                             36,671             12,465            35,566           13,043
                                                             =================  ================= ================= ================

Basic earnings (loss) per share before cumulative
    effect of change in accounting principle                  $          0.43    $          0.36   $         (0.29)  $        (0.29)
Per share effect of cumulative effect of
    change in accounting principle                                       0.04               0.03                 -                -
                                                             -----------------  ----------------- ----------------- ----------------
Basic earnings (loss) per share                               $          0.47    $          0.39   $         (0.29)  $        (0.29)
                                                             =================  ================= ================= ================

Diluted earnings (loss) per share:
    Numerator:
      Allocation of undistributed earnings (loss)
        for basic computation before cumulative
        effect of change in accounting principle              $        15,719    $         4,453   $       (10,487)  $       (3,846)
      Reallocation of undistributed earnings (loss) as a
        result of conversion of Class B to
        Class A shares                                                  4,453                  -            (3,846)               -
      Reallocation of undistributed earnings to
        Class B shares                                                      -               (372)                -                -
      Add - preferred stock dividends                                      35                  -                 -                -
      Add - interest expense convertible notes                          1,888                  -                 -                -
                                                             -----------------  ----------------- ----------------- ----------------
      Allocation of undistributed earnings (loss)
        for diluted computation before cumulative
        effect of change in accounting principle                       22,095              4,081           (14,333)          (3,846)
      Allocation of cumulative effect of
        change in accounting principle                                  1,976                365                 -                -
                                                             -----------------  ----------------- ----------------- ----------------
      Allocation of undistributed earnings (loss)             $        24,071    $         4,446   $       (14,333)  $       (3,846)
                                                             =================  ================= ================= ================
                                                                (CONTINUED)



                                                                                    SIX MONTHS ENDED SEPTEMBER 30,
                                                              ----------------------------------------------------------------------
                                                                              2006                               2005
                                                              ----------------------------------  ----------------------------------
                                                                  CLASS A           CLASS B           CLASS A            CLASS B
                                                              -----------------  ---------------  ----------------  ----------------
                                                                                                             (AS RESTATED)
Diluted earnings (loss) per share (continued):
    Denominator:
      Number of shares used in basic computation                        36,671           12,465            35,566            13,043
      Weighted average effect of dilutive securities:
        Conversion of Class B to Class A shares                         12,465                -            13,043                 -
        Employee stock options (2)                                         716              122                 -                 -
        Convertible preferred stock                                        338                -                 -                 -
        Convertible notes                                                8,692                -                 -                 -
                                                              -----------------  ---------------  ----------------  ----------------
      Number of shares used in per share
        computations                                                    58,882           12,587            48,609            13,043
                                                              =================  ===============  ================  ================

Diluted earnings (loss) per share before cumulative
    effect of change in accounting principle                   $          0.38    $        0.32    $        (0.29)   $        (0.29)
Per share effect of cumulative effect of
    change in accounting principle                                        0.03             0.03                 -                 -
                                                              -----------------  ---------------  ----------------  ----------------
Diluted earnings (loss) per share (1)                          $          0.41    $        0.35    $        (0.29)   $        (0.29)
                                                              =================  ===============  ================  ================

---------------------
(1) Excluded from the computation of diluted earnings per share were outstanding stock options whose exercise prices were greater than the average market price of the common shares for the period reported. For the six-months ended September 30, 2006, excluded from the computation were options to purchase 908 shares of Class A and Class B Common Stock. For the six months ended September 30, 2005, there were stock options to purchase 3,856 shares of Class A and Class B Common Stock, preferred shares convertible into 338 shares of Class A Common Stock and $200,000 principal amount of Convertible Subordinated Notes convertible into 8,692 shares of Class A Common Stock that were excluded from the computation of diluted loss per share because their effect would have been anti-dilutive.
(2) Includes adjustment to reflect impact of unrecognized stock-based compensation and excess tax benefits in applying the treasury stock method and unvested stock options in the two-year forfeiture period.

5.   STOCK-BASED COMPENSATION

Effective April 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), "Share-Based Payment" ("SFAS 123R"), which requires the measurement and recognition of compensation expense, based on estimated fair values, for all share-based compensation awards made to employees and directors over the vesting period of the awards. The Company adopted SFAS 123R using the modified prospective method and, as a result, did not retroactively adjust results from prior periods. Under the modified prospective method, stock-based compensation was recognized (1) for the unvested portion of previously issued awards that were outstanding at the initial date of adoption based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123, "Accounting for Stock-Based Compensation," and (2) for any awards granted or modified on or subsequent to the effective date of SFAS 123R based on the grant date fair value estimated in accordance with the provisions of this statement. Prior to the adoption of SFAS 123R, the Company measured compensation expense for its employee stock-based compensation plans using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25 ("APB 25"). The Company also applied the disclosure provisions of SFAS 123, as amended by SFAS 148, as if the fair-value-based method had been applied in measuring compensation expense. Under APB 25, compensation cost for stock options was recognized based on the excess, if any, of the quoted market price of the stock at the grant date of the award or other measurement date over the amount an employee must pay to acquire the stock. Determining the fair value of share-based awards at the grant date requires judgment to identify the appropriate valuation model and estimate the assumptions, including the expected term of the stock options and expected stock-price volatility, to be used in the calculation. Judgment is also required in estimating the percentage of share-based awards that are expected to be forfeited. The Company estimated the fair value of stock options granted using the Black-Scholes option pricing model with assumptions based primarily on historical data. If actual results differ significantly from these estimates, stock-based compensation expense and the Company's results of operations could be materially impacted.

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

The Company's stock option agreements include a post-exercise service condition which provides that exercised options are to be held by the Company for a two-year period during which time the shares can not be sold by the employee. If the employee terminates employment voluntarily or involuntarily (other than by retirement, death or disability) during the two-year period the stock option agreements provide the Company with the option of repurchasing the shares at the lower of the exercise price or the fair market value of the stock on the date of termination. This repurchase option is considered a forfeiture provision and the two-year period is included in determining the requisite service period over which stock-based compensation expense is recognized. The requisite service period initially is equal to the expected term (as discussed above) plus two years and is revised when an option exercise occurs.

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

When an employee exercises stock options, the exercise proceeds received by the Company are recorded as a deposit and classified as a current liability for the two-year forfeiture period. These options are accounted for as issued shares when the two-year forfeiture period lapses. Until the two-year forfeiture requirement is met, the underlying shares are not considered outstanding and not included in calculating basic earnings (loss) per share.

In accordance with the provisions of SFAS 123R, share-based compensation expense recognized during a period is based on the value of the portion of share-based awards that are expected to vest with employees. Accordingly, the recognition of share-based compensation expense beginning April 1, 2006 has been reduced for estimated future forfeitures. SFAS 123R requires forfeitures to be estimated at the time of grant with adjustments recorded in subsequent period compensation expense if actual forfeitures differ from those estimates. Prior to implementing SFAS 123R, the Company accounted for forfeitures as they occurred for the disclosure of pro forma information presented in the Notes to Consolidated Financial Statements for prior periods. Upon adoption of SFAS 123R on April 1, 2006, the Company recognized the cumulative effect of a change in accounting principle to reflect the effect of estimated forfeitures related to outstanding awards that are not expected to vest as of the adoption date. The cumulative adjustment increased net income for the six months ended September 30, 2006 by $1,976, net of tax, and increased diluted earnings per share for Class A and Class B shares by $0.03 and $0.03, respectively.

The Company recognized, in accordance with SFAS 123R, stock-based compensation of $983 and $1,919, respectively, and related tax benefits of $294 and $570, respectively, for the three and six months ended September 30, 2006. As a result of the restatement discussed in Note 2, stock-based compensation totaling $232 and $453 and related tax benefits of $71 and $139 were recognized during the three and six months ended September 30, 2005, respectively. There was no stock-based employee compensation cost capitalized as of September 30, 2006. Cash received from stock option deposits was $1,988 and $351 for the three months ended September 30, 2006 and 2005, respectively, and $2,420 and $450 for the six months ended September 30, 2006 and 2005, respectively. The actual tax benefit realized from tax deductions associated with stock option exercises (at expiration of two-year forfeiture period) was $145 and $492 for the three months ended September 30, 2006 and 2005, respectively, and $423 and $610 for the six months ended September 30, 2006 and 2005, respectively.

The following weighted average assumptions were used for stock options granted during the three and six months ended September 30, 2006 and 2005:

                                                               THREE MONTHS ENDED               SIX MONTHS ENDED
                                                                  SEPTEMBER 30,                   SEPTEMBER 30,
                                                               ------------------               ----------------
                                                               2006            2005           2006           2005
                                                               ----            ----           ----           ----
                                                                           (AS RESTATED)                 (AS RESTATED)
     Dividend yield...............................               None           None            None           None
     Expected volatility..........................                 --            48%             46%            48%
     Risk-free interest rate......................                 --          4.93%           4.93%          4.93%
     Expected term ...............................                 --      9.0 years       9.0 years      9.0 years
     Weighted average fair value per share
       at grant date..............................                 --       $  11.37        $  11.34       $  10.60

A summary of the changes in the Company's stock option plan during the six months ended September 30, 2006 is presented below (in thousands, except per share amounts):

                                                                                 WEIGHTED
                                                                  WEIGHTED        AVERAGE
                                                                   AVERAGE       REMAINING      AGGREGATE
                                                                  EXERCISE      CONTRACTUAL     INTRINSIC
                                                  SHARES            PRICE          TERM           VALUE
                                                  ------            -----          ----           -----

Balance, March 31, 2006 (as restated)......          3,926       $    14.71
Options granted............................            229            18.66
Options exercised..........................           (302)            9.33                   $     3,666
Options canceled...........................           (195)           15.57
                                               -----------
Balance, September 30, 2006................          3,658            15.36         5.3       $    20,516
                                               ===========

Vested and expected to vest at
     September 30, 2006....................          2,834       $    15.36         5.3       $    15,900

Options exercisable at
     September 30, 2006 (excluding shares
     in the two-year forfeiture period)....          1,491       $    14.31         4.0       $    14,320


As of September 30, 2006, the Company had $34,119 of total unrecognized compensation expense related to stock option grants, which will be recognized over the remaining weighted average period of 5.2 years.

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

                                                      THREE MONTHS ENDED                        SIX MONTHS ENDED
                                                      SEPTEMBER 30, 2005                       SEPTEMBER 30, 2005
                                           -------------------------------------     --------------------------------------
                                                AS                                        AS
                                            PREVIOUSLY                    AS          PREVIOUSLY                    AS
                                             REPORTED   ADJUSTMENTS    RESTATED        REPORTED   ADJUSTMENTS    RESTATED
                                             --------   -----------    --------        --------   -----------    --------
Net income (loss)                           $   11,515  $    (2,925)   $  8,590       $  (10,429) $    (3,869)   $ (14,298)
Add: Stock-based compensation
    expense included in reported
    net income, net of tax                           -          161         161                -          314          314
Deduct: Stock-based compensation
    using the fair value based
    method for all awards                         (132)        (490)       (622)            (262)      (1,013)      (1,275)
                                           -------------------------------------     --------------------------------------
Pro forma net income (loss)                 $   11,383  $    (3,254)   $  8,129       $  (10,691) $    (4,568)   $ (15,259)
                                           =====================================     ======================================

Earnings (loss) per share:
    Basic - Class A common                  $     0.24  $     (0.06)   $   0.18       $    (0.21) $     (0.08)   $   (0.29)
    Basic - Class B common                        0.20        (0.05)       0.15            (0.21)       (0.08)       (0.29)
    Diluted - Class A common                      0.21        (0.05)       0.16            (0.21)       (0.08)       (0.29)
    Diluted - Class B common                                               0.14                                      (0.29)

Earnings (loss) per share - pro forma:
    Basic - Class A common                  $     0.24  $     (0.07)   $   0.17       $    (0.22) $     (0.09)   $   (0.31)
    Basic - Class B common                        0.20        (0.05)       0.15            (0.22)       (0.09)       (0.31)
    Diluted - Class A common                      0.21        (0.05)       0.16            (0.22)       (0.09)       (0.31)
    Diluted - Class B common                                               0.13                                      (0.31)

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

Accruals for sales provisions are presented in the consolidated financial statements as reductions to net revenues and accounts receivable. Sales provisions totaled $36,224 and $40,184 (as restated) for the three months ended September 30, 2006 and 2005, respectively, and $72,194 and $77,230 (as restated) for the six months ended September 30, 2006 and 2005, respectively. The reserve balances related to the sales provisions totaled $31,476 and $28,697 (as restated) at September 30, 2006 and March 31, 2006, respectively, and are included in "Receivables, less allowance for doubtful accounts" in the accompanying consolidated balance sheets.

7.   INVENTORIES

     Inventories consist of the following:

                                                                 SEPTEMBER 30, 2006     MARCH 31, 2006
                                                                 ------------------     --------------
                                                                                         (AS RESTATED)
                  Finished goods.....................                $    30,606          $    29,365
                  Work-in-process....................                     10,268                7,969
                  Raw materials......................                     35,623               33,832
                                                                     -----------          -----------
                                                                     $    76,497          $    71,166
                                                                     ===========          ===========

Management establishes reserves for potentially obsolete or slow-moving inventory based on an evaluation of inventory levels, forecasted demand and market conditions.

8.   INTANGIBLE ASSETS AND GOODWILL

     Intangible assets and goodwill consist of the following:

                                                      SEPTEMBER 30, 2006                     MARCH 31, 2006
                                                 ----------------------------       -----------------------------
                                                  GROSS                              GROSS
                                                 CARRYING         ACCUMULATED       CARRYING         ACCUMULATED
                                                  AMOUNT         AMORTIZATION        AMOUNT         AMORTIZATION
                                                 --------        ------------       --------        ------------
Product rights - Micro-K(R)................    $    36,140        $ (13,611)      $    36,140         $ (12,708)
Product rights - PreCare(R)................          8,433           (3,022)            8,433            (2,811)
Trademarks acquired:
     Niferex(R)............................         14,834           (2,596)           14,834            (2,225)
     Chromagen(R)/StrongStart(R)...........         27,642           (4,837)           27,642            (4,147)
License agreements.........................          4,400             (390)            4,400              (300)
Covenant not to compete....................            375              (53)              375               (34)
Trademarks and patents.....................          3,913             (718)            3,403              (604)
                                               -----------        ---------       -----------         ---------
  Total intangible assets..................         95,737          (25,227)           95,227           (22,829)
Goodwill...................................            557                -               557                 -
                                               -----------        ---------       -----------         ---------
                                               $    96,294        $ (25,227)      $    95,784         $ (22,829)
                                               ===========        =========       ===========         =========

As of September 30, 2006, the Company's intangible assets have a weighted average useful life of approximately 19 years. Amortization expense for intangible assets was $1,201 and $1,211 for the three months ended September 30, 2006 and 2005, respectively, and $2,398 and $2,391 for the six months ended September 30, 2006 and 2005, respectively.

Assuming no additions, disposals or adjustments are made to the carrying values and/or useful lives of the intangible assets, annual amortization expense on product rights, trademarks acquired and other intangible assets is estimated to be approximately $2,400 for the remainder of fiscal 2007 and approximately $4,800 in each of the four succeeding fiscal years.

9.   REVOLVING CREDIT AGREEMENT

On June 9, 2006, the Company replaced its $140,000 credit line by entering into a new syndicated credit agreement with ten banks that provides for a revolving line of credit for borrowing up to $320,000. The new credit agreement also includes a provision for increasing the revolving commitment, at the lenders' sole discretion, by up to an additional $50,000. The new credit facility is unsecured unless the Company, under certain specified circumstances, utilizes the facility to redeem part or all of its outstanding Convertible Subordinated Notes. Interest is charged under the facility at the lower of the prime rate or LIBOR plus 62.5 to 150 basis points depending on the ratio of senior debt to EBITDA. The new credit agreement contains financial covenants that impose limits on dividend payments, require minimum equity, a maximum senior leverage ratio and minimum fixed charge coverage ratio. The new credit facility has a five-year term expiring in June 2011. As of September 30, 2006, there were no borrowings outstanding under the new credit facility.

10.   LONG-TERM DEBT

     Long-term debt consists of the following:

                                                                  SEPTEMBER 30, 2006       MARCH 31, 2006
                                                                  ------------------       --------------

                  Building mortgages..........................       $    42,269             $   43,000
                  Convertible notes...........................           200,000                200,000
                                                                     -----------             ----------
                                                                         242,269                243,000
                  Less current portion........................            (1,848)                (1,681)
                                                                     -----------             ----------
                                                                     $   240,421             $  241,319
                                                                     ===========             ==========

In March 2006, the Company entered into a $43,000 mortgage loan agreement with one of its primary lenders, in part, to refinance $9,859 of existing mortgages. The $32,764 of net proceeds the Company received from this mortgage loan was used for working capital and general corporate purposes. The mortgage loan, which is secured by three of the Company's buildings, bears interest at a rate of 5.91% and matures on April 1, 2021.

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

The Notes are convertible, at the holders' option, into shares of the Company's Class A Common Stock prior to the maturity date under the following circumstances:

         * during any quarter commencing after June 30, 2003, if the closing sale price of the Company's Class A Common Stock over a specified number of trading days during the previous quarter is more than 120% of the conversion price of the Notes on the last trading day of the previous quarter. The Notes are initially convertible at a conversion price of $23.01 per share, which is equal to a conversion rate of approximately 43.4594 shares per $1,000 principal amount of Notes;
         *     if the Company has called the Notes for redemption;
         * during the five trading day period immediately following any nine consecutive day trading period in which the trading price of the Notes per $1,000 principal amount for each day of such period was less than 95% of the product of the closing sale price of our Class A Common Stock on that day multiplied by the number of shares of our Class A Common Stock issuable upon conversion of $1,000 principal amount of the Notes; or
         *     upon the occurrence of specified corporate transactions.

The Company has reserved 8,692 shares of Class A Common Stock for issuance in the event the Notes are converted into the Company's common shares.

Certain conversion features of the Notes and the contingent interest feature meet the criteria of and qualify as embedded derivatives. Although these features represent embedded derivative financial instruments, based on the de minimis value of them at the time of issuance and at September 30, 2006, no value has been assigned to these embedded derivatives.

The Notes, which are unsecured, do not contain any restrictions on the payment of dividends, the incurrence of additional indebtedness or the repurchase of the Company's securities, and do not contain any financial covenants.

11.    TAXABLE INDUSTRIAL REVENUE BONDS

In December 2005, the Company entered into a financing arrangement with St. Louis County, Missouri related to expansion of its operations in St. Louis County. Up to $135,500 of industrial revenue bonds may be issued to the Company by St. Louis County relative to capital improvements made through December 31, 2009. This agreement provides that 50% of the real and personal property taxes on up to $135,500 of capital improvements will be abated for a period of ten years subsequent to the property being placed in service. Industrial revenue bonds totaling $73,000 were outstanding at September 30, 2006. The industrial revenue bonds are issued by St. Louis County to the Company upon its payment of qualifying costs of capital improvements, which are then leased by the Company for a period ending December 1, 2019, unless earlier terminated. The Company has the option at any time to discontinue the arrangement and regain full title to the abated property. The industrial revenue bonds bear interest at 4.25% per annum and are payable as to principal and interest concurrently with payments due under the terms of the lease. The Company has classified the leased assets as property and equipment and has established a capital lease obligation equal to the outstanding principal balance of the industrial revenue bonds. Lease payments may be made by tendering an equivalent portion of the industrial revenue bonds. As the capital lease payments to St. Louis County may be satisfied by tendering industrial revenue bonds (which is the Company's intention), the capital lease obligation, industrial revenue bonds and related interest expense and interest income, respectively, have been offset for presentation purposes in the Consolidated Financial Statements.

12.   COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) includes all changes in equity during a period except those that resulted from investments by or distributions to the Company's shareholders. Other comprehensive income refers to revenues, expenses, gains and losses that, under generally accepted accounting principles, are included in comprehensive income, but excluded from net income
(loss) as these amounts are recorded directly as an adjustment to shareholders' equity. For the Company, comprehensive income (loss) is comprised of net income (loss) and the net changes in unrealized gains and losses on available for sale marketable securities, net of applicable income taxes. Total comprehensive income (loss) totaled $12,158 and $8,576 (as restated) for the three months ended September 30, 2006 and 2005, respectively, and $22,224 and $(14,312) (as restated) for the six months ended September 30, 2006 and 2005, respectively.

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

The following presents information for the Company's reportable operating segments for the three and six months ended September 30, 2006 and 2005.

                              THREE MONTHS
                                 ENDED          BRANDED     SPECIALTY     SPECIALTY      ALL
                              SEPTEMBER 30,    PRODUCTS      GENERICS     MATERIALS     OTHER     ELIMINATIONS    CONSOLIDATED
                              -------------    --------      --------     ---------     -----     ------------    ------------
   Net revenues
                     2006                       $47,828      $56,926        $3,780    $     449    $        -      $   108,983
                     2005 (as restated)          32,563       55,398         4,101          260             -           92,322

   Segment profit (loss)
                     2006                        22,212       28,523           277      (31,357)            -           19,655
                     2005 (as restated)           9,094       27,225           803      (23,308)            -           13,814

   Identifiable assets - at period-end
                     2006                        28,244       72,528         8,182      546,803        (1,158)         654,599
                     2005 (as restated)          25,003       71,256         8,835      447,861        (1,158)         551,797

   Property and equipment additions
                     2006                             -            -             -        3,139             -            3,139
                     2005                             3           43            25       14,393             -           14,464

   Depreciation and amortization
                     2006                           178           85            40        5,377             -            5,680
                     2005                           147           80            42        4,229             -            4,498


                               SIX MONTHS
                                 ENDED          BRANDED     SPECIALTY     SPECIALTY      ALL
                              SEPTEMBER 30,    PRODUCTS      GENERICS     MATERIALS     OTHER     ELIMINATIONS    CONSOLIDATED
                              -------------    --------      --------     ---------     -----     ------------    ------------
   Net revenues
                     2006                       $90,142      $105,327        $8,661   $   1,053    $        -     $    205,183
                     2005 (as restated)          64,754       102,768         8,953         889             -          177,364

   Segment profit (loss)
                     2006                        40,214        52,386         1,322     (60,932)            -           32,990
                     2005 (as restated)          21,256        51,681         1,984     (79,429)            -           (4,508)

   Property and equipment additions
                     2006                            93             -             -      18,246             -           18,339
                     2005                           124            43           216      36,473             -           36,856

   Depreciation and amortization
                     2006                           355           169            81      10,443             -           11,048
                     2005                           286           151            82       7,870             -            8,389

Consolidated revenues are principally derived from customers in North America and substantially all property and equipment is located in the St. Louis, Missouri metropolitan area.

14. CONTINGENCIES - LITIGATION

The Company is named as a defendant a patent infringement case filed in the U.S. District Court for the District of New Jersey by Janssen, L.P., Janssen Pharmaceutica N.V. and Ortho-McNeil Neurologics, Inc. (collectively, "Janssen") on December 14, 2007 and styled Janssen, L.P. et al. v. KV Pharmaceutical Company. After the Company filed an ANDA with the FDA seeking permission to market a generic version of the 8 mg and 16 mg strengths of Razadyne(R) ER (formerly Reminyl(R)) galantamine hydrobromide extended-release capsules, Janssen filed these lawsuits for patent infringement under a patent owned by Janssen. In the Company's Paragraph IV certification, KV contended that its proposed generic versions do not infringe Janssen's patent. Pursuant to the Hatch-Waxman Act, the filing date of the suit against the Company instituted an automatic stay of FDA approval of the Company's ANDA until the earlier of a judgment, or 30 months from the date of the suit. The Company has filed an answer and counterclaim for declaratory judgment of non-infringement and patent invalidity. The case is just commencing and no trial date has yet been set. The Company intends to vigorously defend its interests; however, it cannot give any assurance that it will prevail.

The Company is named as a defendant in a patent infringement case filed in the U.S. District Court for the District of New Jersey by Celgene Corporation ("Celgene") and Novartis Pharmaceuticals Corporation and Novartis Pharma AG (collectively, "Novartis") on October 4, 2007 and styled Celgene Corporation et al. v. KV Pharmaceutical Company. After the Company filed an ANDA with the FDA seeking permission to market a generic version of the 10 mg, 20 mg, 30 mg, and 40 mg strengths of Ritalin LA(R) methylphenidate hydrochloride extended-release capsules, Celgene and Novartis filed this lawsuit for patent infringement under the provisions of the Hatch-Waxman Act with respect to two patents owned by Celgene and licensed to Novartis. In the Company's Paragraph IV certification, KV contended that its proposed generic versions do not infringe Celgene's patents. We believe we were the first company to file with the FDA for generic approval of the 10mg dosage strength of Ritalin LA(R), a position that may, upon approval, afford as the opportunity for a six-month exclusivity period for marketing this generic version. Pursuant to the Hatch-Waxman Act, the filing date of the suit against the Company instituted an automatic stay of FDA approval of the Company's ANDA until the earlier of a judgment, or 30 months from the date of the suit. The Company has been served with this complaint and has filed its answer and a counterclaim in the case, seeking a declaratory judgment of non-infringement, patent invalidity, and inequitable conduct in obtaining the patents. The case is just commencing and no trial date has yet been set. The Company intends to vigorously defend its interests; however, it cannot give any assurance that it will prevail.

The Company is named as a defendant in a patent infringement case brought by Purdue Pharma L.P., The P.F. Laboratories, Inc., and Purdue Pharmaceuticals L.P. ("Purdue") on January 17, 2007 against it and an unrelated third party and styled Purdue Pharma L.P. et al. v. KV Pharmaceutical Company et al. filed in the U.S. District Court for the District of Delaware. After the Company filed an ANDA with the FDA seeking permission to market a generic version of the 10 mg, 20 mg, 40 mg, and 80 mg strengths of OxyContin(R) in extended-release tablet form, Purdue filed a lawsuit against KV for patent infringement under the provisions of the Hatch-Waxman Act with respect to three Purdue patents. We belive we were the first company to file with the FDA for generic approval of the 30 mg and 60 mg dosage strengths of OxyContin(R), a position that may, upon approval, afford us the opportunity for a six-month exclusivity period for marketing these generic versions. In the Company's Paragraph IV certification, KV contended that its proposed generic versions do not infringe Purdue's patents. On February 12, 2007, a second patent infringement lawsuit was filed in the same court against the Company by Purdue, asserting patent infringement under the same three patents with respect to the Company's filing of an amendment to its ANDA with FDA to sell a generic equivalent of Purdue's OxyContin(R), 30 mg and 60 mg strengths, products. On June 6, 2007, a third patent infringement lawsuit was filed against the Company by Purdue in the U.S. District Court for the Southern District of New York, asserting patent infringement under the same three patents with respect to the Company's filing of an amendment to its ANDA with FDA to sell a generic equivalent of Purdue's OxyContin(R), 15 mg strength, product. The two lawsuits filed in federal court in Delaware have been transferred to the federal court in New York for multi-district litigation purposes together with an additional lawsuit by Purdue against another unrelated company, also in federal court in New York. Purdue currently has a similar lawsuit pending against an additional unrelated company in federal court in Delaware.

The Company filed answers and counterclaims against Purdue in all three lawsuits, asserting various defenses to Purdue's claims; seeking declaratory relief of the invalidity, unenforceability and non-infringement of the Purdue patents; and asserting counterclaims against Purdue for violations of federal antitrust law, including Sherman Act Section 1 and Section 2 for monopolization, attempt to monopolize, and conspiracy to monopolize with respect to the U.S. market for controlled-release oxycodone, and agreements in unreasonable restraint of competition, and for intentional interference with valid business expectancy. Purdue has filed replies to the Company's counterclaims.

Pursuant to the Hatch-Waxman Act, the filing date of the suit against the Company instituted an automatic stay of FDA approval of the Company's ANDA until the earlier of a judgment, or 30 months from the date of the suit. The court initially stayed all proceedings pending determining whether Purdue committed inequitable conduct in its dealings with the U.S. Patent and Trademark Office with respect to the issuance of its patents, which would render such patents unenforceable, and the court's subsequent decision on the issue. On January 7, 2008, the court issued its decision finding that Purdue had not committed inequitable conduct with respect to the patents in suit. Discovery in the suit has not yet commenced but is expected to commence shortly. No trial date has yet been set. The Company intends to vigorously defend its interests; however, it cannot give any assurance that it will prevail.

The Company and ETHEX are named as defendants in a case brought by CIMA LABS, Inc. and Schwarz Pharma, Inc. and styled CIMA LABS, Inc. et. al. v. KV Pharmaceutical Company et. al. filed in U.S. District Court in Minnesota. CIMA alleged that the Company and ETHEX infringed on a CIMA patent in connection with the manufacture and sale of Hyoscyamine Sulfate Orally Dissolvable Tablets, 0.125 mg. The court has entered a stay pending the outcome of the U.S. Patent and Trademark Office's reexamination of a patent at issue in the suit. The Patent and Trademark Office has, to date, issued a final office action rejecting all existing and proposed new claims by CIMA with respect to this patent. CIMA has certain rights of appeal of this rejection of its claims and has exercised those rights. ETHEX will continue to market the product during the stay. The Company intends to vigorously defend its interests if and when the stay is lifted; however, it cannot give any assurance it will prevail.

The Company and ETHEX were named as defendants in a case brought by Solvay Pharmaceuticals, Inc. and styled Solvay Pharmaceuticals, Inc. v. ETHEX Corporation, filed in U.S. District Court in Minnesota. In general, Solvay alleged that ETHEX's comparative promotion of its Pangestyme(TM) CN 10 and Pangestyme(TM) CN 20 products to Solvay's Creon(R) 10 and Creon(R) 20 products resulted in false advertising and misleading statements under various federal and state laws, and constituted unfair and deceptive trade practices. The court has previously entered an order granting in part, and denying in part, the Company's motion for partial summary judgment on certain of plaintiff's allegations of violations of the Lanham Act, and an order denying a second motion by the Company for partial summary judgment on plaintiff's remaining allegations under the Lanham Act and state law. Settlement discussions required by federal court processes were not fruitful. Trial took place in federal court in Minneapolis and on March 6, 2007, the jury held for the Company and ETHEX on all counts and the complaint has been dismissed. The time for appeal by Solvay has now passed.

The Company and ETHEX are named as defendants in a case brought by Axcan ScandiPharm Inc. and styled Axcan ScandiPharm Inc. v. ETHEX Corporation et. al., filed in U.S. District Court in Minnesota on June 1, 2007. In general, Axcan alleges that ETHEX's comparative promotion of its Pangestyme(TM) UL12 and Pangestyme(TM) UL18 products to Axcan's Ultrase(R) MT12 and Ultrase(R) MT18 products resulted in false advertising and misleading statements under various federal and state laws, and constituted unfair and deceptive trade practices. The Company filed a motion for judgment on the pleadings in its favor on several grounds. The motion has been granted in part and denied in part by the court on October 19, 2007, with the court applying the statute of limitations to cut off Axcan's claims concerning conduct prior to June 2001, determining that it was too early to determine whether laches or res judicata barred the suit, and rejecting the remaining bases for dismissal. Discovery has since commenced and a trial date has been set for January 2010. The Company intends to vigorously defend its interests; however, it cannot give any assurance that it will prevail.

The Company has been advised that one of its former distributor customers is being sued in Florida state court in a case captioned Darrian Kelly v. K-Mart et. al. for personal injury allegedly caused by ingestion of K-Mart diet caplets that are alleged to have been manufactured by the Company and to contain phenylpropanolamine, or PPA. The distributor has tendered defense of the case to the Company and has asserted a right to indemnification for any financial judgment it must pay. The Company previously notified its product liability insurer of this claim in 1999 and again in 2004, and the Company has demanded that the insurer assume the Company's defense. The insurer has stated that it has retained counsel to secure additional factual information and will defer its coverage decision until that information is received. The Company intends to vigorously defend its interests; however, it cannot give any assurance that it will not be impleaded into the action, or that, if it is impleaded, that it would prevail.

KV's product liability coverage for PPA claims expired for claims made after June 15, 2002. Although the Company renewed its product liability coverage for coverage after June 15, 2002, that policy excludes future PPA claims in accordance with the standard industry exclusion. Consequently, as of June 15, 2002, the Company will provide for legal defense costs and indemnity payments involving PPA claims on a going forward basis as incurred. Moreover, the Company may not be able to obtain product liability insurance in the future for PPA claims with adequate coverage limits at commercially reasonable prices for subsequent periods. From time to time in the future, KV may be subject to further litigation resulting from products containing PPA that it formerly distributed. The Company intends to vigorously defend its interests in the event of such future litigation; however, it cannot give any assurance it will prevail.

After the Company filed ANDAs with the FDA seeking permission to market a generic version of the 25 mg, 50 mg, 100 mg, and 200 mg strengths of Toprol-XL(R) in extended-release capsule form, AstraZeneca filed lawsuits against KV for patent infringement under the provisions of the Hatch-Waxman Act. In the Company's Paragraph IV certification, KV contended that its proposed generic versions do not infringe AstraZeneca's patents. Pursuant to the Hatch-Waxman Act, the filing date of the suit against the Company instituted an automatic stay of FDA approval of the Company's ANDA until the earlier of a judgment, or 30 months from the date of the suit. The Company filed motions for summary judgment with the United States District Court in Missouri alleging, among other things, that AstraZeneca's patent is invalid and unenforceable. These motions were granted and AstraZeneca appealed. On July 23, 2007, the Court of Appeals for the Federal Circuit affirmed the decision of the District Court below with respect to the invalidity of AstraZeneca's patent but reversed and remanded with respect to inequitable conduct by AstraZeneca. AstraZeneca filed for rehearing by the Federal Circuit, which was denied and the time has now run with respect to any petition for certiorari to the United States Supreme Court. As a result, the Company no longer faces the prospect of any liability to AstraZeneca in connection with this lawsuit. KV is, however, proceeding with its counterclaim against AstraZeneca for inequitable conduct in obtaining the patents that have been ruled invalid, in order to recover the Company's defense costs, including legal fees; however, it cannot give any assurance it will prevail.

The Company and/or ETHEX have been named as defendants in certain multi-defendant cases alleging that the defendants reported improper or fraudulent pharmaceutical pricing information, i.e., Average Wholesale Price, or AWP, and/or Wholesale Acquisition Cost, or WAC, information, which caused the governmental plaintiffs to incur excessive costs for pharmaceutical products under the Medicaid program. Cases of this type have been filed against the Company and/or ETHEX and other pharmaceutical manufacturer defendants by the States of Massachusetts, Alabama, Mississippi, Utah and Iowa, New York City, and approximately 45 counties in New York State. The State of Mississippi effectively voluntarily dismissed the Company and ETHEX without prejudice on October 5, 2006 by virtue of the State's filing an Amended Complaint on such date that does not name either the Company or ETHEX as a defendant. In the remaining cases, only ETHEX is a named defendant. On August 13, 2007, ETHEX settled the Massachusetts lawsuit for $575 in cash and $150 in free pharmaceuticals over the next two years and received a general release; no admission of liability was made. The New York City case and all New York county cases (other than the Erie, Oswego and Schenectady County cases) have been transferred to the U.S. District Court for the District of Massachusetts for coordinated or consolidated pretrial proceedings under the Average Wholesale Price Multidistrict

Litigation (MDL No. 1456). The cases pertaining to the State of Alabama, Erie County, Oswego County, and Schenectady County were removed to federal court by a co-defendant in October 2006, but all of these cases have since been remanded to the state courts in which they originally were filed. A motion is pending in New York state courts to coordinate the Oswego, Erie and Schenectady Counties cases. Each of these actions is in the early stages, with fact discovery commencing or ongoing in the Alabama case and the federal cases involving New York City and 42 New York counties. On October 24, 2007, ETHEX was served with a complaint filed in Utah state court by the State of Utah naming it and nine other pharmaceutical companies as defendants in a pricing suit. On November 19, 2007, the State of Utah filed an amended complaint. The Utah suit has been removed to federal court and a motion has been filed to transfer the case to the MDL litigation for pretrial coordination. The State is seeking to remand the case to state court, and the decision is pending before the court. The time for ETHEX to answer or respond to the Utah complaint has not yet run. On October 9, 2007, the State of Iowa filed a complaint in federal court in Iowa naming ETHEX and 77 other pharmaceutical companies as defendants in a pricing suit. ETHEX and the other defendants have filed a motion to dismiss the Iowa complaint. The Company intends to vigorously defend its interests in the actions described above; however, it cannot give any assurance it will prevail.

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

The Company and ETHEX were named as co-defendants in a suit in the U.S. District Court for the Southern District of Florida filed by the personal representative of the estate of Joyce Hoyle and her children in connection with Ms. Hoyle's death in 2003, allegedly from oxycodone toxicity styled Thomas Hoyle v. Purdue Pharma et al. The suit alleged that between June 2001 and May 2003 Ms. Hoyle was prescribed and took three different opiate pain medications manufactured and sold by the defendants, including one product, oxycodone, that was manufactured by the Company and marketed by ETHEX, and that such medications were promoted without sufficient warnings about the side effect of addiction. The causes of action were strict liability for an inherently dangerous product, negligence, breach of express and implied warranty and breach of implied warranty of fitness for a particular purpose. The discovery process had not yet begun, and the court had set the trial to commence in July 2007. The plaintiff and the Company agreed, however, to a tolling agreement, under which the plaintiff dismissed the case without prejudice in return for the Company's agreement to toll the statute of limitations in the event the plaintiff refiled its case in the future. The case was dismissed without prejudice. On January 18, 2008, the Company and ETHEX were served with a new complaint, substantially similar to the earlier law suit. KV and ETHEX have filed an answer to the new complaint. The Company intends to vigorously defend its interests; however, it cannot give any assurance that it will prevail.

On September 15, 2006, a shareholder derivative suit, captioned Fuhrman v. Hermelin et al., was filed in state court in St. Louis, Missouri against the Company, as nominal defendant, and seven present or former officers and directors, alleging that defendants had breached their fiduciary duties and engaged in unjust enrichment in connection with the granting, dating, expensing and accounting treatment of past grants of stock options between 1995 and 2002 to six current or former directors or officers. Relief sought included damages, disgorgement of backdated stock options and their proceeds, attorneys' fees, and equitable relief. On February 26, 2007, the Fuhrman lawsuit was dismissed without prejudice by the plaintiff in state court, and a lawsuit, captioned Krasick v. Hermelin et al., was filed in the U.S. District Court for the Eastern District of Missouri by the same law firms as in the Fuhrman lawsuit, with a different plaintiff. The Krasick lawsuit was also a shareholder derivative suit filed against the Company, as nominal defendant, and 19 present or former officers and directors. The complaint asserted within its fiduciary duties claims allegations that the officers and/or directors of KV improperly (including through collusion and aiding and abetting) backdated stock option grants in violation of shareholder-approved plans, improperly recorded and accounted for the allegedly backdated options in violation of GAAP, improperly took tax deductions under the Internal Revenue Code, disseminated and filed false financials and false SEC filings in violation of federal securities laws and rules thereunder, and engaged in insider trading and misappropriation of information. Relief sought included damages, a demand for accounting and recovery of the benefits allegedly improperly received, rescission of the allegedly backdated stock options and disgorgement of their proceeds, and reasonable attorney's fees, in addition to equitable relief, including an injunction to require the Company to change certain of its corporate governance and internal control procedures. On May 11, 2007, the Company learned of the filing of another lawsuit, captioned Gradwell v. Hermelin et al., also in the U.S. District Court for the Eastern District of Missouri. The complaint was brought by the same law firms that brought the Krasick litigation and was substantively the same as in the Krasick litigation, other than being brought on behalf of a different plaintiff and eliminating one individual defendant from the suit. On July 18, 2007, the Krasick and Gradwell suits were refiled as a consolidated action in U.S. District Court for the Eastern District of Missouri, styled in re K-V Pharmaceutical Company Derivative Litigation, which was substantively the same as the Krasick and Gradwell suits. The Company has moved to terminate the litigation based on a determination by members of a Special Committee of the Board of Directors, as described more fully in Note 2, that continuation of the litigation was not in the best interest of KV and its shareholders. All individual officer and director defendants have joined in that motion. Plantiffs filed a motion for rule to show cause why the defendants' motion to terminate the lawsuit should not be stricken and dismissed. The Company has filed an opposition and the matter is pending before the court. On February 15, 2008, the court stayed proceedings in the case until April 9, 2008, to permit mediation pursuant to the parties' stipulation. Mediation is scheduled to occur April 2, 2008. No formal discovery has yet commenced, and no trial date has been set.

In the course of the Special Committee's investigation, by letter dated December 18, 2006, the Company was notified by the SEC staff that it had commenced an investigation with respect to the Company's stock option plans, grants, exercises, and accounting treatment. The Company has cooperated with the SEC staff in its investigation and, among other things, has provided them with copies of the Special Committee's report and all documents collected by the Special Committee in the course of its review. Recently, the SEC staff, pursuant to a formal order of investigation, has issued subpoenas for testimony of certain employees and for documents, most of which have already been produced to the SEC staff. The Company expects that the production of any additional documents called for by the subpoena and the testimony of the employees will be completed by April 2008.

Resolution of any of the matters discussed above could have a material adverse effect on the Company's results of operations or financial condition.

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

15.  RECENTLY ISSUED ACCOUNTING STANDARDS

In June 2006, the FASB issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109" ("FIN 48"), which prescribes accounting for and disclosure of uncertainty in tax positions. This interpretation addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN 48, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. FIN 48 also provides guidance on derecognition of tax positions, financial statement classification, recognition of interest and penalties, accounting in interim periods, and disclosure and transition requirements. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company adopted FIN 48 on April 1, 2007.

In September 2006, FASB issued SFAS 157, "Fair Value Measurements" ("SFAS 157") which provides enhanced guidance for using fair value to measure assets and liabilities. SFAS 157 clarifies the principle that fair value should be based on the assumptions that market participants would use when pricing an asset or liability, provides a framework for measuring fair value under GAAP and expands disclosures requirements about fair value measurements. SFAS 157 is effective for financial statements issued in fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company plans to adopt SFAS 157 at the beginning of fiscal 2009 and is evaluating the impact, if any, the adoption of SFAS 157 will have on its financial condition and results of operations.

In March 2007, the FASB ratified the consensus reached by the Emerging Issues Task Force ("EITF") in Issue No.

06-10, "Accounting for Collateral Assignment Split-Dollar Life Insurance Arrangements" ("Issue 06-10"). Issue 06-10 requires companies with collateral assignment split-dollar life insurance policies that provide a benefit to an employee that extends to postretirement periods to recognize a liability for future benefits based on the substantive agreement with the employee. Recognition should be in accordance with FASB Statement No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," or APB Opinion No. 12, "Omnibus Opinion - 1967," depending on whether a substantive plan is deemed to exist. Companies are permitted to recognize the effects of applying the consensus through either (1) a change in accounting principle through a cumulative-effect adjustment to retained earnings or to other components of equity or net assets as of the beginning of the year of adoption or (2) a change in accounting principle through retrospective application to all prior periods. Issue 06-10 is effective for fiscal years beginning after December 15, 2007, with early adoption permitted. The Company plans to adopt Issue 06-10 at the beginning of fiscal 2009 and is evaluating the impact of the adoption of Issue 06-10 on its financial condition and results of operations.

In June 2007, the FASB ratified the consensus reached by the EITF on Issue No. 07-3, Accounting for Advance Payments for Goods or Services Received for Use in Future Research and Development Activities ("Issue 07-3"), which is effective December 15, 2007 and is applied prospectively for new contracts entered into on or after the effective date. Issue 07-3 addresses nonrefundable advance payments for goods or services for use in future research and development activities. Issue 07-3 will require that these payments that will be used or rendered for future research and development activities be deferred and capitalized and recognized as an expense as the related goods are delivered or the related services are performed. If an entity does not expect the goods to be delivered or the services to be rendered, the capitalized advance payments should be expensed. The Company is assessing the effects of adoption of Issue 07-3 on its financial condition and results of operations.

In September 2007, the EITF reached a consensus on Issue No. 07-1 ("Issue 07-1"), "Accounting for Collaborative Arrangements." The scope of Issue 07-1 is limited to collaborative arrangements where no separate legal entity exists and in which the parties are active participants and are exposed to significant risks and rewards that depend on the success of the activity. The EITF concluded that revenue transactions with third parties and associated costs incurred should be reported in the appropriate line item in each company's financial statements pursuant to the guidance in Issue 99-19, "Reporting Revenue Gross as a Principal versus Net as an Agent." The EITF also concluded that the equity method of accounting under Accounting Principles Board Opinion 18, "The Equity Method of Accounting for Investments in Common Stock," should not be applied to arrangements that are not conducted through a separate legal entity. The EITF also concluded that the income statement classification of payments made between the parties in an arrangement should be based on a consideration of the following factors: the nature and terms of the arrangement; the nature of the entities' operations; and whether the partners' payments are within the scope of existing GAAP. To the extent such costs are not within the scope of other authoritative accounting literature, the income statement characterization for the payments should be based on an analogy to authoritative accounting literature or a reasonable, rational, and consistently applied accounting policy election. The provisions of Issue 07-1 are effective for fiscal years beginning on or after December 15, 2007, and companies will be required to apply the provisions through retrospective application. The Company plans to adopt Issue 07-1 at the beginning of fiscal 2009 and is currently evaluating the impact of the adoption of Issue 07-1 on its financial condition and results of operations.

In December 2007, the FASB issued SFAS 141 (revised 2007), "Business Combinations" ("SFAS 141(R)"), which replaces SFAS 141 but retains the fundamental concept of purchase method of accounting in a business combination and improves reporting by creating greater consistency in the accounting and financial reporting of business combinations, resulting in more complete, comparable, and relevant information for investors and other users of financial statements. To achieve this goal, the new standard requires the acquiring entity in a business combination to recognize all the assets acquired and liabilities assumed in the transaction and any non-controlling interest at the acquisition date measured at their fair value as of that date. This statement requires measuring a non-controlling interest in the acquiree at fair value which will result in recognizing the goodwill attributable to the non-controlling interest in addition to that attributable to the acquirer. This statement also requires the recognition of assets acquired and liabilities assumed arising from contractual contingencies as of the acquisition date, measured at their acquisition fair values. SFAS 141(R) is effective for fiscal years beginning after December 15, 2008. The Company plans to adopt SFAS 141(R) at the beginning of fiscal 2010 and is evaluating the impact of SFAS 141(R) on its financial condition and results of operations.

In December 2007, the FASB issued SFAS 160, "Non-controlling Interests in Consolidated Financial Statements"

("SFAS 160") an amendment of ARB No. 51, which will affect only those entities that have an outstanding non-controlling interest in one or more subsidiaries or that deconsolidate a subsidiary by requiring all entities to report non-controlling (minority) interests in subsidiaries in the same way as equity in the consolidated financial statements. In addition, SFAS 160 eliminates the diversity that currently exists in accounting for transactions between an entity and non-controlling interests by requiring they be treated as equity transactions. SFAS 160 is effective for fiscal years beginning after December 15, 2008. The Company plans to adopt SFAS 160 at the beginning of fiscal 2010 and is evaluating the impact of SFAS 160 on its financial condition and results of operations.

16.  SUBSEQUENT EVENTS

In May 2007, the Company acquired the U.S. marketing rights to EvaMist(TM), a new low-dose estrogen replacement therapy product delivered with a patented metered-dose transdermal spray system, from VIVUS, Inc. Under terms of the Asset Purchase Agreement, the Company paid $10,000 in cash at closing and agreed to make an additional cash payment of $140,000 upon final approval of the product by the U.S. Food and Drug Administration ("FDA"). The agreement also provides for two future payments upon achievement of certain net sales milestones. If EvaMist(TM) achieves at least $100,000 of net sales in a fiscal year, a one-time payment of $10,000 will be made, and if net sales levels reach $200,000 in a fiscal year, a one-time payment of up to $20,000 will be made. In July 2007, FDA approval for EvaMist(TM) was received and a payment of $140,000 was subsequently made to VIVUS, Inc. The Company is in the process of determining the appropriate allocation of the $140,000 payment. Since the product had not yet obtained FDA approval when the initial payment was made at closing, the Company recorded $10,000 of in-process research and development expense during the three months ended June 30, 2007.

In May 2007, the Company received FDA approval to market the 100 mg and 200 mg strengths of metoprolol succinate extended-release tablets, the generic version of Toprol-XL(R) (marketed by AstraZeneca). In fiscal 2006, the Company received a favorable court ruling in a Paragraph IV patent infringement action filed against the Company by AstraZeneca based on our ANDA submissions to market these generic formulations. Since KV was the first company to file with the FDA for generic approval of the 100 mg and 200 mg dosage strengths, the Company was accorded the opportunity for a 180-day exclusivity period for marketing these two dosage strengths.

In January 2008, the Company entered into a definitive asset purchase agreement with CYTYC Prenatal Products and Hologic, Inc. ("CYTYC") to acquire the U.S. and worldwide rights to Gestiva(TM) (17-alpha hydroxyprogesterone caproate). Gestiva(TM) is used in the prevention of preterm birth in certain categories of pregnant women. The proposed indication is for women with a history of at least one spontaneous preterm delivery (i.e., less than 37 weeks), who are pregnant with a single fetus. Under the terms of the asset purchase agreement, the Company agreed to pay a total of $82,000 for Gestiva(TM), $7,500 of which was paid at closing. The remainder is payable on the completion of two milestones: (1) $2,000 on CYTYC's receipt of acknowledgement from the FDA that their response to the FDA's October 20, 2006 Approval letter is sufficient for the FDA to proceed with their review of the NDA and (2) $72,500 on FDA approval of a Gestiva(TM) NDA and receipt by the Company of 15,000 units of finished Gestiva(TM) suitable for commercial sale. Because the product is not expected to have received FDA approval by the closing of the transaction, the Company expects to record $7,500 when the initial payment is made and $2,000 when the subsequent milestone payment is made of in-process research and development expenses.

On January 9, 2008 the Company has received a subpoena from the Office of Inspector General of HHS, seeking documents with respect to two of ETHEX's nitroglycerin products. The subpoena states that it is in connection with an investigation into potential false claims under Title 42 of the U.S. Code, and the inquiry appears to pertain to whether these nitroglycerin products are eligible for reimbursement under federal health care programs, such as Medicaid and VA programs. The Company is in the process of gathering the relevant documents in response to the subpoena.

On January 23, 2008, the 133 employees represented by the Teamsters Union voted to decertify union representation effective February 7, 2008. As a result of the decertification, the Company incurred a withdrawal liability for the portion of the unfunded benefit obligation associated with the multi-employer pension plan administered by the union applicable to its employees covered by the plan. The withdrawal liability of $923 will be recorded as an expense in fiscal year 2008.

As of February 24, 2008, the Company held auction rate debt securities in the aggregate principal amount of $83,900. The auction rate securities are AAA rated, long-term debt obligations secured by student loans, which are guaranteed by the U.S. Government. Liquidity for these securities has been provided by an auction process that resets the applicable interest rate at pre-determined intervals, up to 35 days. In the past, the auction process has allowed investors to obtain immediate liquidity by selling the securities at their face amounts. The value of these securities was not impaired as of March 31, 2007. Disruptions in credit markets, subsequent to March 31, 2007, however, have adversely affected the auction market for these types of securities. During the period from February 11, 2008 to March 6, 2008 auctions for all of the auction rate securities held by the Company failed to produce sufficient bidders to allow for successful auctions. The Company cannot predict how long the current imbalance in the auction market will continue. As a result, for a period of time, the Company may or may not be able to liquidate any of its auction-rate securities prior to their maturities at prices approximating their face amounts. The Company is currently evaluating the market for these securities to determine if impairment of the carrying value of the securities has occurred due to the loss of liquidity. If such impairment has occurred and is not temporary, the Company would recognize an impairment loss in the statement of income for fiscal year 2008.

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

All statements that address expectations or projections about the future, including without limitation, statements about our continued satisfaction of the continued listing requirements on the New York Stock Exchange and our strategy for growth, product development, regulatory approvals, market position, acquisitions, revenues, expenditures and other financial results, are forward-looking statements.

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

Such factors include (but are not limited to) the following: (1) changes in the current and future business environment, including interest rates and capital and consumer spending; (2) the difficulty of predicting FDA approvals, including the timing, and that any period of exclusivity may not be realized;
(3) acceptance and demand for new pharmaceutical products; (4) the impact of competitive products and pricing, including as a result of so-called authorized-generic drugs; (5) new product development and launch, including the possibility that any product launch may be delayed or that product acceptance may be less than anticipated; (6) reliance on key strategic alliances; (7) the availability of raw materials and/or products manufactured for the Company under contract manufacturing arrangements with third parties;
(8) the regulatory environment, including regulatory agency and judicial actions and changes in applicable law or regulations; (9) fluctuations in revenues and operating results; (10) the difficulty of predicting international regulatory approval, including the timing; (11) the difficulty of predicting the pattern of inventory movements by our customers; (12) the impact of competitive response to our sales, marketing and strategic efforts;
(13) risks that we may not ultimately prevail in our litigation; (14) the restatement of our financial statements for fiscal periods 1996 through 2006 and for the quarter ended June 30, 2006, as well as completion of the Company's financial statements for the second and third quarters of fiscal 2007 and for the full fiscal year ended March 31, 2007, and for the first, second and third quarters of fiscal 2008; (15) actions by the Securities and Exchange Commission and the Internal Revenue Service with respect to the Company's stock option grants and accounting practices; (16) the risks detailed from time to time in our filings with the Securities and Exchange Commission; (17) actions by the NYSE Regulation, Inc. with respect to the continued listing of the Company's stock on the New York Stock Exchange; and
(18) the impact of credit market disruptions on the fair value of auction rate securities that the Company has acquired as short-term investments.

This discussion is by no means exhaustive, but is designed to highlight important factors that may impact the Company's outlook. We are under no obligation to update any of the forward-looking statements after the date of this report.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

However, the Special Committee concluded that stock-based compensation expense resulting from the stock option grant practices followed by the Company prior to April 2, 2006 were not recorded in accordance with GAAP because the expense computed for most of the grants reflected incorrect measurement dates for financial accounting purposes. The "measurement date" under applicable accounting principles, namely Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," ("APB 25") and related interpretations, is the first date on which all of the following are known and not subject to change: (a) the individual who is entitled to receive the option grant, (b) the number of options that an individual is entitled to receive, and (c) the option's exercise price.

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

Both option plans require that shares received upon exercise of an option cannot be sold for two years. If the employee terminates employment voluntarily or involuntarily (other than by retirement, death or disability) during the two-year forfeiture period, the option plans provide the Company with the option of repurchasing the shares at the lower of the exercise price of the option or the fair market value of the stock on the date of termination. We have changed our accounting for stock-based compensation to consider this provision of the option plans as a forfeiture provision to be accounted for in accordance with the guidance provided in EITF No. 00-23, "Issues Related to Accounting for Stock Based Compensation under APB 25 and FIN 44", specifically Paragraph 78 and Issue 33 (a), "Accounting for Early Exercise." In accordance with EITF No. 00-23, cash paid by an employee for the exercise price is considered a deposit or a prepayment of the exercise price that is recognized as a current liability when received by the Company at the beginning of the two-year forfeiture period. The receipt of the exercise price is recognized as a current liability because the options are deemed not exercised and the option shares are not considered issued until an employee bears the risk and rewards of ownership. The options are accounted for as exercised when the two-year forfeiture period lapses. In addition, because the options are not considered exercised for accounting purposes, the shares in the two-year forfeiture period are not considered outstanding for purposes of computing basic EPS.

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

Director Options. Director options were issued, prior to the effective date of
----------------
the Sarbanes-Oxley Act ("Sarbanes-Oxley") in August 2002, using the same "look back" process as described above for employee options. This process was changed when the time for filing Form 4's was shortened under the provisions of Sarbanes-Oxley, to award options with exercise prices equal to the fair market value of the stock on the date of grant. We concluded that the measurement date for the director options granted prior to this change in grant practice should be the end of the quarter. Changing the measurement date from the originally assigned grant date to the end of the quarter resulted in recognition of additional stock-based compensation expense of $0.7 million, net of tax, on 24 stock option grants over the period from fiscal 1996 through fiscal 2006.

Bonus Options. The terms of the CEO's employment agreement permitted him the
-------------
alternative of electing incentive stock options, restricted stock or discounted stock options in lieu of the cash payment of part or all of the annual incentive bonus due to him. In the event of an election to receive options in lieu of the cash incentive due, those options were to be valued using the Black-Scholes option pricing model, applying the same assumptions as those used in the Company's most recent proxy statement. The employment agreement provides that the CEO's annual bonus, based on the fiscal year net income, is payable after the end of the year. However, based on advice provided to us by legal counsel, and longstanding interpretation, the Company believed that it was permissible to make advance payments in the form of bonus options during the year based on the anticipated annual bonus, and did so.

Prior to fiscal 2005, the CEO received ten bonus option grants, consisting of options to purchase 337,500 shares of Class A Common Stock and 1,743,750 shares of Class B Common Stock under this arrangement. The CEO and the Board's designated representative (our Chief Financial Officer) agreed on the terms of the bonus options, including the number of shares covered, the exercise price and the grant date (the latter being selected using a "look back" process similar to that followed in granting employee and director options). We typically granted bonus options prior to fiscal year-end, shortly after such agreement was reached. These bonus options were fully vested at grant, had three-to-five year terms, were granted with a 10% or 25% premium to the market price of the stock on the selected grant date and were subject to the approval of the Compensation Committee. The CEO's cash bonus payable at the end of the fiscal year in which the options were granted, was reduced by the Black-Scholes value of the options according to their terms.

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

The compensation expense associated with the CEO's estimated bonus was accrued throughout the fiscal year. When the value of a bonus option was determined using the Black-Scholes model, previously recorded compensation expense associated with the accrual of the estimated bonus was reversed in the amount of the value assigned to the bonus option. The previously recorded compensation expense should not have been reversed. We developed a methodology in the restatement process that considers both the intrinsic value of the option under APB 25 and the Black-Scholes value assigned to the bonus option in determining the amount of compensation expense to recognize once the exercise price of the option becomes fixed and variable accounting ends. Under this methodology, the intrinsic value of the option is determined at the fiscal year-end measurement date under the principles of APB
25. The intrinsic value is then compared to the Black-Scholes value assigned to the option for compensation purposes (the bonus value). The bonus value is the amount that would have been accrued during the fiscal year through the grant date as part of the total liability for the CEO's bonus. The greater of the intrinsic value or bonus value is recorded as compensation expense. Using this methodology and fiscal year-end for the measurement dates resulted in an increase in stock-based compensation expense of $6.9 million over the period from fiscal 1996 through fiscal 2004. There was no tax benefit associated with this expense due to the tax years being closed.

OTHER MODIFICATIONS OF OPTION TERMS

As described above, under the terms of our stock option plans shares received on exercise of an option are to be held for the employee for two years during which time the shares cannot be sold. If the employee terminates employment voluntarily or involuntarily (other than by retirement, death or disability) during the two-year forfeiture period the plans provide the Company with the option of repurchasing the shares at the lower of the exercise price or the fair market value of the stock on the date of termination. In some circumstances we elected not to repurchase the shares upon termination of employment while the shares were in the two-year forfeiture period essentially waiving the remaining forfeiture period requirement. We did not recognize this waiver as requiring a new measurement date.

Based on management's analysis, we have concluded that a new measurement date should have been recognized in two situations: (1) where the employee terminated and the Company did not exercise its right under the option plans to buy back the shares in the two-year forfeiture period; and (2) where the forfeiture provision was waived and the employee subsequently terminated within two years of the exercise date. We now consider both of these waivers to be an acceleration of the vesting period because the forfeiture provision was waived (i.e., the employee is no longer subject to a service condition to earn the right to the shares and will benefit from the modification). As such, a new measurement date is required. In this case the new measurement date is the date the forfeiture provision was waived with additional stock-based compensation expense being recognized at the date of termination. Since the shares were fully vested, the intrinsic value of the option at the new measurement date in excess of the intrinsic value at the original measurement date should be expensed immediately. The new measurement dates resulted in an increase in stock-based compensation expense of $0.4 million, net of tax, on 27 stock option grants over the period from fiscal 1996 through fiscal 2006.

STOCK OPTION ADJUSTMENTS

Stock-based Compensation Expense. Although the period for the Special
--------------------------------
Committee's investigation was January 1, 1995 to October 31, 2006, management extended the period of review back to 1986 for purposes of analyzing the aggregate impact of the measurement date changes because the incorrect accounting for stock options extended that far back in time. We have concluded that the measurement date changes identified by the Special Committee's investigation and management's analysis resulted in an understatement of stock-based compensation expense arising from stock option grants since fiscal 1986, effecting our consolidated financial statements for each year beginning with the fiscal year ended March 31, 1986. The affect on the consolidated financial statements for the fiscal years from 1986 to 1995 was not considered material, individually or in the aggregate. Therefore, it was included as a cumulative adjustment to the stock-based compensation expense for fiscal 1996. We have determined the aggregate understatement of stock-based compensation expense for the 11-year restatement period from 1996 through 2006 was $14.0 million, net of tax, on 2,891 stock option grants.

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

Payroll Taxes, Interest and Penalties. In connection with the stock-based
-------------------------------------
compensation adjustments, we determined that certain options previously classified as ISO grants were determined to have been granted with an exercise price below the fair market value of our stock on the revised measurement date. Under the Internal Revenue Code Section 422, ISOs may not be granted with an exercise price less than the fair market value on the date of grant and, therefore, these grants would not likely qualify for ISO tax treatment. The disqualification of ISO classification exposes the Company and the affected employees to payroll related withholding taxes once the two-year forfeiture period and the substantial risk of forfeiture has lapsed (the "taxable event"). The Company and the affected employees may also be subject to interest and penalties for failing to properly withhold taxes and report this taxable event on their respective tax returns. The Company is currently reviewing the potential disqualification of ISO grants and the related withholding tax implications with the Internal Revenue Service for calendar years 2004, 2005 and 2006 in an effort to reach agreement on the resulting tax liability. In the meantime, the Company has recorded expenses related to the withholding taxes, interest and penalties associated with options which would have created a taxable event in calendar years 2004, 2005 and 2006. The Company estimates that the payroll tax liability at March 31, 2006 for the disqualification of tax treatment associated with ISO awards totaled $3.3 million. In addition, we recorded an income tax benefit of $0.9 million related to this liability.

Income Tax Benefit. We reviewed the income tax effect of the stock-based
------------------
compensation charges, and we believe that the proper income tax accounting for stock options under GAAP depends, in part, on the tax designation of the stock options as either ISOs or NSOs. Because of the potential impact of measurement date changes on the qualified status of the options, we have determined that substantially all of the options originally intended to be ISOs might not be qualified under the tax regulations and, therefore, should be accounted for as if they were NSOs for financial accounting purposes. An income tax benefit has resulted from the determination that certain NSOs for which stock-based compensation expense was recorded will create an income tax deduction. This tax benefit has resulted in an increase to our deferred tax assets for stock options prior to the occurrence of a taxable event or the forfeiture of the related options. Upon the occurrence of a taxable event or forfeiture of the underlying options, the corresponding deferred tax asset is reversed and the excess or deficiency in the deferred tax assets is recorded to paid-in capital in the period in which the taxable event or forfeiture occurs. We have recorded a deferred tax asset of $1.3 million as of March 31, 2006 related to stock options.

The stock option adjustments and related income tax impacts discussed above reduced net income by $16.3 million in aggregate for the fiscal years ended March 31, 1996 through 2006. We have restated pro forma net income and earnings per share under Statement of Financial Accounting Standards No. 123 ("SFAS 123") in Note 1 of the Notes to Consolidated Financial Statements of this Form 10-Q to reflect the impact of these adjustments for the three and six months ended September 30, 2005.

The Special Committee recommended a remediation plan that included the repricing of certain stock option grants awarded to officers and directors and reimbursement by our CEO of $1.4 million. To reprice the stock option grants awarded to certain senior officers and directors, the original exercise prices have been increased to the market prices of the stock on the new measurement date for all options outstanding as of the beginning of the investigation.

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

RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS

This Form 10-Q reflects the restatement of our consolidated balance sheets as of March 31, 2006 and September 30, 2005, the related consolidated statements of operations for the three and six months ended September 30, 2005, and the related consolidated statement of cash flows for the six months ended September 30, 2005. In our Form 10-K for the fiscal year ended March 31, 2007 filed with the Securities and Exchange Commission (the "2007 Form 10-K"), we restated our consolidated balance sheet as of March 31, 2006, and the related consolidated statements of income, comprehensive income, shareholders' equity, and cash flows for the fiscal years ended March 31, 2006 and 2005. We have not amended, and we do not intend to amend, our previously filed Annual Reports on Form 10-K or Quarterly Reports on Form 10-Q for each of the fiscal years and fiscal quarters of 1996 through 2006. Our 2007 Form 10-K also reflects the restatement of Selected Financial Data in Item 6 as of March 31, 2005 and as of and for the fiscal years ended March 31, 2004 and 2003. We will also be filing a Quarterly Report on Form 10-Q for the quarter ended December 31, 2006, that contains the restatement of our consolidated statements for certain interim periods as discussed therein.

The table below reflects the impacts of the restatement adjustments discussed above on the Company's consolidated statements of operations for the periods presented below:

                                                                                                               CUMULATIVE
                                                                                                             APRIL 1, 1995
                                                      THREE MONTHS ENDED          SIX MONTHS ENDED              THROUGH
CATEGORY OF ADJUSTMENTS:                              SEPTEMBER 30, 2005         SEPTEMBER 30, 2005          MARCH 31, 2004
------------------------                            ------------------------   ------------------------  -----------------------
                                                                                                                   (a)
Pretax income impact:
  Stock-based compensation expense
    related to measurement date changes (b)          $                  232     $                  453    $              13,626
  Payroll tax expense and penalties (b)                                 675                        847                      439
  Other adjustments                                                   2,595                      2,860                    1,666
                                                    ------------------------   ------------------------  -----------------------
   (Increase) decrease in pretax income                               3,502                      4,160                   15,731
                                                    ------------------------   ------------------------  -----------------------

Income tax impact:
  Measurement date changes                                              (71)                      (139)                  (1,050)
  Payroll taxes                                                        (187)                      (234)                    (123)
  Other income tax adjustments (c)                                      550                      1,040                    1,689
  Other adjustments                                                    (869)                      (958)                    (584)
                                                    ------------------------   ------------------------  -----------------------
   Increase (decrease) in income tax expense                           (577)                      (291)                     (68)
                                                    ------------------------   ------------------------  -----------------------

Increase (decrease) in net income                    $                2,925     $                3,869    $              15,663
                                                    ========================   ========================  =======================

--------------
  (a) The cumulative effect of the restatement adjustments from fiscal 1996 through fiscal 2004 is summarized below:

                       STOCK OPTION ADJUSTMENTS                          OTHER ADJUSTMENTS        DECREASE
YEARS ENDED         -----------------------------    OTHER INCOME    ------------------------  (INCREASE) TO
MARCH 31,              PRETAX        INCOME TAX     TAX ADJUSTMENTS   PRETAX     INCOME TAX      NET INCOME
-----------         -------------   -------------  ----------------  ---------- -------------  --------------
1996                 $       829 (d) $         -    $            -    $      -   $         -    $        829
1997                         657              (1)                -           -             -             656
1998                       2,391             (19)                -           -             -           2,372
1999                         535             (27)                -           -             -             508
2000                       1,998             (62)                -           -             -           1,936
2001                       1,722            (141)                -           -             -           1,581
2002                       2,317            (219)                -       2,534          (918)          3,714
2003                       1,187            (248)                -      (1,610)          590             (81)
2004                       2,429            (456)            1,689         742          (256)          4,148
                    -------------   -------------  ----------------  ---------- -------------  --------------
Cumulative effect    $    14,065     $    (1,173)   $        1,689    $  1,666   $      (584)   $     15,663
                    =============   =============  ================  ========== =============  ==============

  (b) Stock-based compensation expenses, including related payroll taxes, interest and penalties have been recorded as adjustments to the selling and administrative expenses line item in the Company's consolidated statements of income for each period.

  (c) Represents liabilities associated with tax positions taken in previous years, partially offset by certain tax refunds and is not related to accounting for stock options.

  (d) Includes additional expense totaling $0.6 million, the affect of which on the consolidated financial statements for 1996 and for each year 1986 to 1995 was not material.

GOVERNMENT REGULATION

In June 2006, May 2007 and September 2007, the FDA issued Notices to the pharmaceutical industry stating that manufacture of all unapproved drug products containing carbinoxamine, carbinoxamine labeled for children under two, timed-released guaifenesin, hydrocodone labeled for children under six and all other unapproved products containing hydrocodone, respectively, cease by September 6, 2006, July 9, 2006, August 26, 2007, October 31, 2007, and December 31, 2007, respectively. These Notices affect the continued manufacture and sale of ETHEX's Hydro-Tussin(TM) CBX Syrup, Tri-Vent(TM) HC Liquid, Guaifenex(R) DM ER Tablets, Guaifenex(R) PSE 60 ER Tablets, PhenaVent(TM) D Capsules, Guaifenex(R) PSE 80 ER Tablets, Pseudovent(TM) DM Tablets, Histinex(R) PV Syrup, Hydrocodone Bitartrate & Guaifenesin Liquid, Hydro-Tussin(TM) HC Syrup, Histinex(R) HC Syrup and Hydro-Tussin(TM) Syrup.

On March 13, 2008, representatives of the Missouri Department of Health and Senior Services, accompanied by representatives of the FDA, notified the Company of a hold on the Company's inventory of certain unapproved drug products, restricting the Company's ability to remove or dispose of those inventories without permission. KV believes that the hold relates to a potential misunderstanding by KV about the intended scope of recent FDA notices setting limits on the marketing of unapproved guaifenesin products. In response to notices issued by FDA in 2002 and 2003 with respect to single-entity timed-release guaifenesin products, and a further notice issued in 2007 with respect to combination timed-released guaifenesin products, KV timely discontinued a number of its guaifenesin products and believed that, by doing so, it had complied with those notices. The recent action to place a hold on certain KV products may indicate, however, that additional guaifenesin products may have to be discontinued. Pursuant to discussions with the Missouri Department, and with the FDA, seeking to clarify the status of products that were initially placed on hold, certain categories of those products were released from the hold later in the day on March 13, 2008. These discussions are continuing with respect to the status of the remaining products subject to the hold. In fiscal 2007, ETHEX reported net sales of $39.2 million from the products remaining subject to the hold. Of this amount, approximately 84%, or $33.0 million, are cough/cold and allergy products sold by ETHEX as part of its respiratory product line, 90% of which contain guaifenesin. We believe this hold will not materially affect our results of operations for fiscal 2008. If the hold continues for an extended period or if it becomes permanent, it would substantially eliminate ETHEX's respiratory product line. The Company believes that the potential loss of these revenues will be more than offset by increases in revenues expected in our existing branded and generic product lines and by anticipated new product approvals.

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

We have a diverse portfolio of drug delivery technologies which we leverage to create technologically- distinguished brand name and specialty generic products. We have developed and patented 15 drug delivery and formulation technologies primarily in four principal areas: SITE RELEASE(R) bioadhesives, oral controlled release, tastemasking and oral quick dissolving tablets. We incorporate these technologies in the products we market to control and improve the absorption and utilization of active pharmaceutical compounds. These technologies provide a number of benefits, including reduced frequency of administration, reduced side effects, improved drug efficacy, enhanced patient compliance and improved taste.

Our drug delivery technologies allow us to differentiate our products in the marketplace, both in the branded and non-branded/generic pharmaceutical areas. We believe that this differentiation provides substantial competitive advantages for our products, allowing us to establish a strong record of growth and profitability and a leadership position in certain segments of our industry.

RESULTS OF OPERATIONS

Net revenues for the three months ended September 30, 2006 increased $16.7 million, or 18.0%, from the prior year quarter as we experienced sales growth of 46.9% in our branded products segments. The resultant $10.4 million increase in gross profit was offset in part by a $5.0 million increase in operating expenses. The increase in operating expenses was primarily due to an increase in personnel costs, expansion of our facilities and the impact of stock-based compensation expense recorded in conjunction with the adoption of SFAS 123R (see Note 5 to the Consolidated Financial Statements). As a result, net income for the second quarter increased $3.5 million, or 40.7%, to $12.1 million compared to the prior year quarter.

Net revenues for the six months ended September 30, 2006 increased $27.8 million, or 15.7%, as we experienced sales growth of 39.2% in our branded products segment. The resulting $14.2 million increase in gross profit was offset in part by a $7.7 million increase in operating expenses before taking into account the $30.4 million of expense associated with the prior year acquisition of FemmePharma. The increase in operating expenses was primarily due to an increase in personnel costs, expansion of our facilities and the impact of stock-based compensation expense recorded in conjunction with the adoption of SFAS 123R.

For the six months ended September 30, 2006, we reported net income of $22.2 million compared to a net loss of $14.3 million for the six months ended September 30, 2005. During the prior year six-month period, we recorded expense of $30.4 million in connection with the FemmePharma acquisition (see
Note 3 to the Consolidated Financial Statements) that consisted of $29.6 million for acquired in-process research and development and $0.9 million in direct expenses related to the transaction. As a result of this, we incurred a net loss of $14.3 million, or $0.29 per Class A and Class B diluted share for the six months ended September 30, 2005. Excluding the $30.4 million of expense associated with the prior year acquisition of FemmePharma, net income for the six months ended September 30, 2006 would have increased $6.0 million, or 37.4%.

NET REVENUES BY SEGMENT
-----------------------
  ($ IN THOUSANDS)
-----------------------

                                         THREE MONTHS ENDED                  SIX MONTHS ENDED
                                           SEPTEMBER 30,                       SEPTEMBER 30,
                                 ----------------------------------  ----------------------------------
                                                               %                                   %
                                    2006        2005        CHANGE      2006        2005        CHANGE
                                 ---------    ---------    --------  ---------   ----------   ---------
                                            (AS RESTATED)                       (AS RESTATED)
   Branded products               $ 47,828     $32,563       46.9%    $ 90,142    $ 64,754       39.2%
     as % of total net revenues       43.9%       35.3%                   43.9%       36.5%
   Specialty generics/non-branded   56,926      55,398        2.8%     105,327     102,768        2.5%
     as % of total net revenues       52.2%       60.0%                   51.3%       57.9%
   Specialty materials               3,780       4,101       (7.8)%      8,661       8,953       (3.3)%
     as % of total net revenues        3.5%        4.4%                    4.2%        5.0%
   Other                               449         260       72.7%       1,053         889       18.4%
     Total net revenues           $108,983     $92,322       18.0%    $205,183    $177,364       15.7%

The growth in branded product sales of $15.3 million and $25.4 million for the three- and six-month periods, respectively, was due primarily to: increased sales volume from our two anti-infective brands, Clindesse(TM) and Gynazole-1(R); continued sales growth from our hematinic and prescription prenatal product lines; and various branded product price increases that have occurred over the proceeding 12 months. Clindesse(TM) continued to experience sales growth as our share of the prescription intravaginal bacterial vaginosis market increased to 21.3% at the end of the fiscal 2006 second quarter. The sales increase in Clindesse(TM) was also impacted by larger-than-normal customer purchases during the quarter in anticipation of a September price increase. Sales of Gynazole-1(R), our vaginal antifungal cream product, increased 69.7% to $6.3 million for the quarter and increased $1.6 million, or 13.8%, to $13.4 million for the six-month period. The change in Gynazole-1(R) sales was partially the result of $3.0 million of customer purchases made during the three months ended June 30, 2005 in anticipation of a July 2005 price increase. Sales from our PreCare(R) product line increased 56.0% to $16.9 million and 93.8% to $37.0 million during the three- and six-month periods, respectively. These increases were primarily due to sales growth experienced by PrimaCare(R) ONE, the introduction of PreCare Premier(TM) and product line price increases that have occurred over the past 12 months. Specifically, sales of PrimaCare(R) ONE increased $7.0 million, or 183.5%, for the quarter and $14.6 million, or 235.6%, for the six-month period due to $5.4 million and $10.4 million of sales volume growth, respectively, coupled with $1.6 million and $4.2 million, respectively, of higher sales associated with price increases over the past year. The sales volume growth experienced by PrimaCare(R) ONE was primarily due to continued market share gains since the fourth quarter of fiscal 2005 when a temporary supply disruption of PrimaCare(R) ONE occurred. Sales from our hematinic products increased 48.1% to $12.4 million and 23.0% to $20.7 million during the three- and six-month periods, respectively. For the quarter, the increase in hematinic product sales was primarily due to higher sales from our reformulated Chromagen(R) product line coupled with the impact of larger-than-normal customer purchases during the fiscal 2006 quarter in anticipation of a September price increase. For the six-month period, the increase in hematinic sales also reflected the impact of Repliva 21/7(TM), a new product introduced in the second quarter of fiscal 2005, and an increase in sales from our Niferex(R) product line.

The increases in specialty generic sales of $1.5 million and $2.6 million for the three- and six-month periods, respectively, resulted primarily from sales volume growth in our pain management and cough/cold product lines and price increases on certain cardiovascular and cough/cold products, offset in part by a decline in sales volume from certain products in our cardiovascular and prenatal vitamin product lines. The pain management product line contributed $2.2 million and $4.7 million in increased revenue for the three- and six-month periods, respectively, due primarily to incremental sales from three product approvals which were received late in fiscal 2006. In September 2006, we expanded our cardiovascular product line when we received approval to market six strengths of Diltiazem HCI ER Capsules (AB rated to Tiazac(R)). Although we launched the six strengths of Diltiazem HCI ER Capsules late in September 2006, we were able to generate incremental revenues for the second quarter of $1.3 million.

GROSS PROFIT BY SEGMENT
-----------------------
  ($ IN THOUSANDS)
-----------------------

                                         THREE MONTHS ENDED                  SIX MONTHS ENDED
                                           SEPTEMBER 30,                       SEPTEMBER 30,
                                 ----------------------------------  ----------------------------------
                                                               %                                   %
                                    2006        2005        CHANGE      2006        2005        CHANGE
                                 ---------    ---------    --------  ---------   ----------   ---------
                                            (AS RESTATED)                       (AS RESTATED)
  Branded products                $42,464     $28,153        50.8%     $79,765     $57,733       38.2%
     as % of  net revenues           88.8%       86.5%                    88.5%       89.2%
   Specialty generics/non-branded  32,047      30,009         6.8%      59,424      57,233        3.8%
     as % of net revenues            56.3%       54.2%                    56.4%       55.7%
   Specialty materials              1,066       1,547       (31.1)%      3,063       3,572      (14.3)%
     as % of net revenues            28.2%       37.7%                    35.4%       39.9%
  Other                            (5,473)        (27)         NM       (9,394)        151         NM
   Total gross profit             $70,104     $59,682        17.5%    $132,858    $118,689       11.9%
   as % of total net revenues        64.3%       64.6%                    64.8%       66.9%

The increases in gross profit of $10.4 million and $14.2 million for the three- and six-month periods, respectively, were primarily due to the sales growth experienced by our branded products segment. The higher branded product gross profit percentage for the quarter reflected a favorable shift in the mix of product sales toward higher margin anti-infective products. For the six-month period, the gross profit percentage decrease experienced by branded products was partially due to the impact of rebates associated with branded product sales to managed care organizations that began in fiscal 2006. The increases in the specialty generic gross profit percentages for the three- and six-month periods were primarily attributable to the impact of price increases on certain cardiovascular and cough/cold products. Impacting the Other category were contract manufacturing revenues, pricing and production variances, and changes to inventory reserves associated with production. Any inventory reserve changes associated with finished goods were reflected in the applicable segment. The fluctuation in the Other category was primarily due to the impact of higher production costs that resulted from lower than expected production volume, coupled with an increase in the provisions for obsolete inventory on certain existing products in various stages of production. During the second quarter of fiscal 2007, we also recorded provisions associated with certain new products where production occurred prior to receiving FDA approval and the upcoming expiration dates made them unsaleable. The provision for obsolete inventory for the six months ended September 30, 2006 and 2005 was $6.3 million and $1.7 million, respectively.


RESEARCH AND DEVELOPMENT
------------------------
  ($ IN THOUSANDS)
-----------------------

                                         THREE MONTHS ENDED                  SIX MONTHS ENDED
                                           SEPTEMBER 30,                       SEPTEMBER 30,
                                 ----------------------------------  ----------------------------------
                                                               %                                   %
                                    2006        2005        CHANGE      2006        2005        CHANGE
                                 ---------    ---------    --------  ---------   ----------   ---------
    Research and development        $6,396      $6,420       (0.4)%    $ 14,287     $14,052        1.7%
        as % of total net revenues     5.9%        7.0%                     7.0%        7.9%

Research and development expense for the first six months of fiscal 2007 grew at a slower rate than management anticipated due to the timing of certain clinical studies that have been re-scheduled. Although the level of research and development expense for the first six months was below management's expectation, we continue to project that future research and development costs will increase based on our growing product development pipeline.

PURCHASED IN-PROCESS RESEARCH AND DEVELOPMENT
---------------------------------------------
          ($ IN THOUSANDS)
--------------------------------

                                         THREE MONTHS ENDED                  SIX MONTHS ENDED
                                           SEPTEMBER 30,                       SEPTEMBER 30,
                                 ----------------------------------  ----------------------------------
                                                               %                                   %
                                    2006        2005        CHANGE      2006        2005        CHANGE
                                 ---------    ---------    --------  ---------   ----------   ---------
Purchased in-process research
     and development                  $  -        $  -          -  %    $ -        $30,441          NM
        as % of total net revenues       -    %      -    %               -    %       17.2%

During the six months ended September 30, 2005, we recorded expense of $30.4 million in connection with the FemmePharma acquisition (see Note 3 to the Consolidated Financial Statements) that consisted of $29.6 million for acquired in-process research and development and $0.9 million in direct expenses related to the transaction. The valuation of acquired in-process research and development represented the estimated fair value of the worldwide marketing rights to an endometriosis product we acquired as part of the FemmePharma, Inc. acquisition that, at the time of the acquisition, had no alternative future use and for which technological feasibility had not been established.


SELLING AND ADMINISTRATIVE
--------------------------
   ($ IN THOUSANDS)
--------------------------

                                         THREE MONTHS ENDED                  SIX MONTHS ENDED
                                           SEPTEMBER 30,                       SEPTEMBER 30,
                                 ----------------------------------  ----------------------------------
                                                               %                                   %
                                    2006        2005        CHANGE      2006        2005        CHANGE
                                 ---------    ---------    --------  ---------   ----------   ---------
                                           (AS RESTATED)                       (AS RESTATED)
    Selling and administrative     $42,855     $37,847       13.2%     $83,008     $75,599        9.8%
        as % of total net revenues    39.3%       41.0%                   40.5%       42.6%

The increases in selling and administrative expense of $5.0 million and $7.4 million for the three- and six-month periods were primarily due to greater personnel costs associated with increases in management and other personnel and increases in expense resulting from facility expansion. The increases in personnel costs were also impacted by the adoption of SFAS 123R, "Share Based Payment," using the modified prospective method which resulted in the recognition of incremental stock-based compensation expense during the three- and six-month periods of $0.8 million and $1.5 million, respectively. We adopted SFAS 123R using the modified prospective method and, as a result, did not retroactively adjust results from prior periods. Prior to the adoption of SFAS 123R, we accounted for stock-based compensation using the intrinsic value method prescribed in APB 25, (see the "Explanatory Note" immediately preceding Part I, Item 1, "Management's Discussion and Analysis of Financial Condition and Results of Operation", and Note 2 "Restatement of Consolidated Financial Statements" in the Notes to Consolidated Financial Statements of this Form 10-Q). For the six-month period, the increase in selling and administrative expense was offset in part by a $0.8 million reimbursement of legal fees received during the first quarter.

OPERATING INCOME (LOSS)
--------------------------
   ($ IN THOUSANDS)
--------------------------

                                         THREE MONTHS ENDED                  SIX MONTHS ENDED
                                           SEPTEMBER 30,                       SEPTEMBER 30,
                                 ----------------------------------  ----------------------------------
                                                               %                                   %
                                    2006        2005        CHANGE      2006        2005        CHANGE
                                 ---------    ---------    --------  ---------   ----------   ---------
                                            (AS RESTATED)                       (AS RESTATED)
    Operating income (loss)        $19,652     $14,204       38.4%     $33,165    $(3,794)          NM

For the six-month period, the improvement in operating income (loss) was primarily due to the $30.4 million of expense we recorded during the six months ended September 30, 2005 in connection with the FemmePharma acquisition. Excluding the effect of this $30.4 million of expense, operating income for the six months ended September 30, 2006 would have increased $6.5 million, or 24.5%.

INTEREST EXPENSE
----------------
   ($ IN THOUSANDS)
--------------------------

                                         THREE MONTHS ENDED                  SIX MONTHS ENDED
                                           SEPTEMBER 30,                       SEPTEMBER 30,
                                 ----------------------------------  ----------------------------------
                                                               %                                   %
                                    2006        2005        CHANGE      2006        2005        CHANGE
                                 ---------    ---------    --------  ---------   ----------   ---------
    Interest expense                $2,305      $1,467       57.1%      $4,541      $2,844       60.0%
     as % of total net revenues        2.1%        1.6%                    2.2%        1.6%

The increases in interest expense for the three- and six-month periods resulted from interest incurred on the $43.0 million mortgage loan agreement we entered into in March 2006 coupled with the completion of a number of capital projects during fiscal 2006 and the related reduced level of capitalized interest thereon.


INTEREST AND OTHER INCOME
--------------------------
    ($ IN THOUSANDS)
--------------------------

                                         THREE MONTHS ENDED                  SIX MONTHS ENDED
                                           SEPTEMBER 30,                       SEPTEMBER 30,
                                 ----------------------------------  ----------------------------------
                                                               %                                   %
                                    2006        2005        CHANGE      2006        2005        CHANGE
                                 ---------    ---------    --------  ---------   ----------   ---------
    Interest and other income       $2,308      $1,077      114.3%      $4,366      $2,130      105.0%
     as % of total net revenues        2.1%        1.2%                    2.1%        1.2%

The increases in interest and other income for the three- and six-month periods were primarily due to an increase in interest income on short-term investments and dividends earned on the Strides redeemable preferred stock investment. The increases in interest income on short-term investments resulted from an increase in the average balance of invested cash and an increase in short-term interest rates.


PROVISION FOR INCOME TAXES
--------------------------
     ($ IN THOUSANDS)
--------------------------

                                         THREE MONTHS ENDED                  SIX MONTHS ENDED
                                           SEPTEMBER 30,                       SEPTEMBER 30,
                                 ----------------------------------  ----------------------------------
                                                               %                                   %
                                    2006        2005        CHANGE      2006        2005        CHANGE
                                 ---------    ---------    --------  ---------   ----------   ---------
                                            (AS RESTATED)                       (AS RESTATED)
   Provision for income taxes      $7,570      $5,224       44.9%     $12,783      $9,790       30.6%
   Effective tax rate                38.5%       37.8%                   38.7%       37.8%

The effective tax rates for the three- and six-month periods were adversely affected by the expiration of Federal research and experimentation tax credits on December 31, 2005. Additional credits could not be recognized until passed by Congress and signed into law. The effective tax rates for all periods were also adversely affected by the non-deductibility of stock-based compensation on certain of our outstanding stock options that were issued as incentive stock options (see Note 2 to the Consolidated Financial Statements). For the six months ended September 30, 2005, we recorded a provision for income taxes as the $30.4 million of expense we recognized for the FemmePharma acquisition was determined to not be deductible for tax purposes. The effective tax rate of 37.8% for that period was applied to a pre-tax income amount for the six months ended September 30, 2005 that excluded the FemmePharma acquisition expense of $30.4 million.

NET INCOME (LOSS) AND DILUTED EARNINGS (LOSS) PER SHARE
-------------------------------------------------------
   ($ IN THOUSANDS)
--------------------------

                                         THREE MONTHS ENDED                  SIX MONTHS ENDED
                                           SEPTEMBER 30,                       SEPTEMBER 30,
                                 ----------------------------------  ----------------------------------
                                                               %                                   %
                                    2006        2005        CHANGE      2006        2005        CHANGE
                                 ---------    ---------    --------  ---------   ----------   ---------
                                            (AS RESTATED)                       (AS RESTATED)
    Net income (loss)              $12,085      $8,590       40.7%     $22,183   $(14,298)          NM
    Diluted earnings (loss) per
    Class A share                     0.22        0.16       37.5%        0.41      (0.29)          NM
    Diluted earnings (loss) per
    Class B share                     0.19        0.14       35.7%        0.35      (0.29)          NM

For the fiscal 2007 six-month period, the improvement in net income per share was primarily due to the $30.4 million of expense we recorded during the six months ended September 30, 2005 in connection with the FemmePharma acquisition. Excluding the effect of the $30.4 million of expense associated with the prior year acquisition of FemmePharma, net income for the six months ended September 30, 2006 would have increased $6.0 million, or 37.4%.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents and working capital were $58.7 million and $324.2 million, respectively, at September 30, 2006, compared to $100.7 million and $305.0 million, respectively, at March 31, 2006. The decrease in cash and cash equivalents resulted primarily from the $46.7 million of additional short-term marketable securities that were purchased and classified as available for sale during the six months ended September 30, 2006. The primary source of operating cash flow used in the funding of our businesses continues to be internally generated funds from product sales. For the six months ended September 30, 2006, our net cash flow from operations of $23.3 million resulted primarily from net income.

In addition, we had $115.8 million invested in auction rate securities ("ARS") at September 30, 2006. The ARS held by the Company are AAA rated securities with long-term maturities secured by student loans which are guaranteed by the U.S. Government. The interest rates on these securities are reset through an auction process that resets the applicable interest rate at pre-determined intervals, up to 35 days. Subsequent to September 30, 2006 the ARS market has experienced liquidity issues due to emerging instability in the broader credit and capital markets. As a result, all of the ARS held by the Company have recently experienced failed auctions as the amount of securities submitted for sale has exceeded the amount of purchase orders. Given the failed auctions, the Company's ARS are illiquid until there is a successful auction for them. We cannot predict how long the current imbalance in the auction rate market will continue. We are currently evaluating the market for these securities to determine if impairment of the carrying value of the securities has occurred due to the loss of
liquidity.   However, the Company believes that as of December 31, 2007, based on its current cash, cash equivalents and marketable securities balances of $112 million (exclusive of ARS) and its current borrowing capacity under its credit facility of $290 million, the current lack of liquidity in the auction rate market will not have a material impact on its ability to fund its operations or interfere with the Company's external growth plans. (See Note 16 to the Notes to Consolidated Financial Statements).

Net cash flow used in investing activities included capital expenditures of $18.3 million for the six months ended September 30, 2006 compared to $36.9 million for the corresponding prior year period. In June 2006, the Company completed the purchase of a 126,000 square foot building in the St. Louis metropolitan area for $4.9 million. The property had been leased by the Company since June 2001 and is used as a manufacturing facility and office space. The purchase price was paid in cash. The remaining capital expenditures during the six-month period were primarily for purchasing machinery and equipment to upgrade and expand our pharmaceutical manufacturing and distribution capabilities, and for other building renovation projects. Other investing activities during the six-month period consisted of $46.7 million in purchases of short-term marketable securities that were classified as available for sale and a $0.4 million payment for preferred stock. For the prior year six-month period, other investing activities included the acquisition of FemmePharma for a $25.6 million cash payment and the purchase of Strides redeemable preferred stock for $11.3 million (see Note 3 to the Consolidated Financial Statements).

Our debt balance including current maturities, was $242.3 million at September 30, 2006 compared to $243.0 million at March 31, 2006. In March 2006, we entered into a $43.0 million mortgage loan agreement with one of our primary lenders, in part, to refinance $9.9 million of existing mortgages. The $32.8 million of net proceeds we received from this mortgage loan was used for working capital and general corporate purposes. The mortgage loan bears interest at a rate of 5.91% and matures on April 1, 2021.

In May 2003, we issued $200.0 million principal amount of Convertible Subordinated Notes that are convertible, under certain circumstances, into shares of our Class A Common Stock at a conversion price of $23.01 per share subject to possible adjustment. The Convertible Subordinated Notes bear interest at a rate of 2.50% and mature on May 16, 2033. We are also obligated to pay contingent interest at a rate equal to 0.5% per annum during any six-month period commencing May 16, 2006, if the average trading price of the Notes per $1,000 principal amount for the five-trading day period ending on the third trading day immediately preceding the first day of the applicable six-month period equals $1,200 or more. We may redeem some or all of the Convertible Subordinated Notes at any time on or after May 21, 2006, at a redemption price, payable in cash, of 100% of the principal amount of the Convertible Subordinated Notes, plus accrued and unpaid interest (including contingent interest, if any) to the date of redemption. Holders may require us to repurchase all or a portion of their Convertible Subordinated Notes on May 16, 2008, 2013, 2018, 2023 and 2028, or upon a change in control, as defined in the indenture governing the Convertible Subordinated Notes, at 100% of the principal amount of the Convertible Subordinated Notes, plus accrued and unpaid interest (including contingent interest, if any) to the date of repurchase, payable in cash. The Convertible Subordinated Notes are subordinate to all of our existing and future senior obligations.

On June 9, 2006, we replaced our $140.0 million credit line by entering into a new syndicated credit agreement with ten banks that provides for a revolving line of credit for borrowing up to $320.0 million. The new credit agreement also includes a provision for increasing the revolving commitment, at the lenders' sole discretion, by up to an additional $50.0 million. The new credit facility is unsecured unless we, under certain specified circumstances, utilize the facility to redeem part or all of our outstanding Convertible Subordinated Notes. Interest is charged under the facility at the lower of the prime rate or one-month LIBOR plus 62.5 to 150 basis points depending on the ratio of our senior debt to EBITDA. The new credit agreement contains financial covenants that impose limits on dividend payments, require minimum equity, a maximum senior leverage ratio and minimum fixed charge coverage ratio. The new credit facility has a five-year term expiring in June 2011. As of September 30, 2006, we were in compliance with all of our financial covenants and there were no borrowings outstanding under the facility. In addition, the agreement requires that we submit annual audited financial statements to the lenders within 90 days of the close of the fiscal year and quarterly financial statements within 45 days of the close of each fiscal quarter. The Company has obtained the consent of the lenders to extend the period for submission of the audited financial statements for the year ended March 31, 2007 to March 31, 2008 and for the submission of the quarterly financial statements for the quarters ended June 30, 2007, September 30, 2007 and December 31, 2007 to May
31, 2008.

In December 2005, we entered into a financing arrangement with St. Louis County, Missouri related to expansion of our operations in St. Louis County (see Note 11 of the Notes to Consolidated Financial Statements). Up to $135.5 million of industrial revenue bonds may be issued to us by St. Louis County relative to capital improvements made through December 31, 2009. This agreement provides that 50% of the real and personal property taxes on up to $135.5 million of capital improvements will be abated for a period of ten years subsequent to the property being placed in service. Industrial revenue bonds totaling $73.0 million were outstanding at September 30, 2006. The industrial revenue bonds are issued by St. Louis County to us upon our payment of qualifying costs of capital improvements, which are then leased by us for a period ending December 1, 2019, unless earlier terminated. We have the option at any time to discontinue the arrangement and regain full title to the abated property. The industrial revenue bonds bear interest at 4.25% per annum and are payable as to principal and interest concurrently with payments due under the terms of the lease. We have classified the leased assets as property and equipment and have established a capital lease obligation equal to the outstanding principal balance of the industrial revenue bonds. Lease payments may be made by tendering an equivalent portion of the industrial revenue bonds. As the capital lease payments to St. Louis County may be satisfied by tendering industrial revenue bonds (which is our intention), the capital lease obligation, industrial revenue bonds and related interest expense and interest income, respectively, have been offset for presentation purposes in the Consolidated Financial Statements.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our Consolidated Financial Statements are presented on the basis of GAAP. Certain of our accounting policies are particularly important to the presentation of our financial condition and results of operations and require the application of significant judgment by our management. As a result, amounts determined under these policies are subject to an inherent degree of uncertainty. In applying these policies, we make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures. We base our estimates and judgments on historical experience, the terms of existing contracts, observance of trends in the industry, information that is obtained from customers and outside sources, and on various other assumptions that we believe to be reasonable and appropriate under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Although we believe that our estimates and assumptions are reasonable, actual results may differ significantly from our estimates. Changes in estimates and assumptions based upon actual results may have a material impact on our results of operations and/or financial condition. Our critical accounting estimates are described below.

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

From time to time, we provide incentives to our wholesale customers, such as trade show allowances or stocking allowances that they in turn use to accelerate distribution to their end customers. We believe that these incentives are normal and customary in the industry. Sales allowances are accrued and revenue is recognized as sales are made in accordance with the terms of the allowances offered to the customer. Due to the nature of these allowances, we are able to accurately calculate the required provisions for the allowances based on the specific terms in each agreement. Additionally, customers will normally purchase additional product ahead of regular demand to take advantage of the temporarily lower cost resulting from the sales allowances. This practice has been customary in the industry and we believe would be part of a customer's ordinary course of business inventory level. We reserve the right, with our major wholesale customers, to limit the amount of these forward buys. Sales made as a result of allowances offered on our specialty generics product line in conjunction with trade shows sponsored by our major wholesale customers and for other promotional programs accounted for 16.0% and 13.5% of total gross revenues for the six months ended September 30, 2006 and 2005, respectively.

In addition, we understand that certain of our wholesale customers have anticipated the timing of price increases and have made, and may continue to make, business decisions to buy additional product in anticipation of future price increases. This practice has been customary in the industry and we believe would be part of a customer's ordinary course of business inventory level.

We evaluate inventory levels at our wholesale customers, which accounted for approximately 60% of our unit sales during the six months ended September 30, 2006, through an internal analysis that considers, among other things, wholesaler purchases, wholesaler contract sales, available end consumer prescription information and inventory data received from our three largest wholesaler customers. We believe that our evaluation of wholesaler inventory levels allows us to make reasonable estimates of our reserve balances. Further, our products are typically sold with adequate shelf life to permit sufficient time for our wholesaler customers to sell our products in their inventory through to the end consumer.

The following table reflects the activity during the six months ended September 30, 2006 for each accounts receivable reserve:

                                                     CURRENT        CURRENT        ACTUAL
                                                    PROVISION      PROVISION       RETURNS
                                                    RELATED TO     RELATED TO    OR CREDITS
                                                  SALES MADE IN   SALES MADE IN    IN THE
(in thousands)                       BEGINNING     THE CURRENT     THE PRIOR       CURRENT    ENDING
                                      BALANCE        PERIOD          PERIODS       PERIOD    BALANCE
                                     ---------    -------------    ------------   ---------  -------
SIX MONTHS ENDED
 SEPTEMBER 30, 2006                (as restated)
  Accounts Receivable Reserves:
    Chargebacks                       $14,312        $46,111       $       -     $(45,639)   $14,784
    Sales Rebates                       2,214          6,877               -       (5,670)     3,421
    Sales Returns                       2,127          5,952               -       (5,516)     2,563
    Cash Discounts and Other
      Allowances                        4,226          8,562               -       (8,329)     4,459
    Medicaid Rebates                    5,818          4,692               -       (4,261)     6,249
                                      -------        -------       ---------     --------    -------
      TOTAL                           $28,697        $72,194       $       -     $(69,415)   $31,476
                                      =======        =======       =========     ========    =======

The increase in the reserve for chargebacks at September 30, 2006 was primarily due to chargeback reserves established on certain specialty generic products introduced in fiscal 2007. The higher reserve for sales rebates at September 30, 2006 resulted from increased reserves on rebates associated with branded product sales to managed care organizations that began late in fiscal 2006. The increase in the reserve for sales returns at September 30, 2006 was primarily due to an increase in the estimated level of inventory in the distribution channel at the end of the quarter. The impact of increased utilization of our branded products by state Medicaid programs during the past two years resulted in a larger reserve for Medicaid rebates at September 30, 2006.

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

Chargeback transactions are almost exclusively related to our specialty generics business segment. During the six months ended September 30, 2006 and 2005, the chargeback provision reduced the gross sales of our specialty generics segment by $45.7 million and $48.7 million, respectively. These amounts accounted for 99.2% and 99.3% of the total chargeback provisions recorded during the six months ended September 30, 2006 and 2005, respectively.

The provision for chargebacks is the most significant and complex estimate used in the recognition of revenue. The primary factors we consider in developing and evaluating the reserve for chargebacks include:

     * The amount of inventory in the wholesale distribution channel. We receive actual inventory information from our three major wholesale customers and estimate the inventory position of the remaining wholesalers based on historical buying patterns. During the six months ended September 30, 2006, unit sales to our three major wholesaler customers accounted for 81% of our total unit sales to all wholesalers, and the aggregate inventory position of the three major wholesalers at September 30, 2006 was approximately equivalent to our last ten weeks of shipments during the fiscal year. We currently use the last six weeks of our shipments as an estimate of the inventory held by the remaining wholesalers where we do not receive actual inventory data, as our experience and buying patterns indicate that our smaller wholesaler customers carry less inventory than our large wholesaler customers. As of September 30, 2006, each week of inventory for those remaining wholesalers represented approximately $0.2 million, or 1.3%, of the reported reserve for chargebacks.

     * The percentage of sales to our wholesaler customers that will result in chargebacks. Using our automated chargeback system we track, at the product level, the percentage of sales units shipped to our wholesaler customers that eventually result in chargebacks to us. The percentage for each product, which is based on actual historical experience, is applied to the respective inventory units in the wholesale distribution channel. As of September 30, 2006, the aggregate weighted average percentage of sales to wholesalers assumed to result in chargebacks was approximately 95%, with each 1% representing approximately $0.2 million, or 1.1%, of the reported reserve for chargebacks.

     * Contract pricing and the resulting chargeback per unit. The chargeback provision is based on the difference between our invoice price to the wholesaler, or "WAC," and the contract price negotiated with either our indirect customer or with the wholesaler for sales by the wholesaler to the indirect customers. We calculate the price difference, or chargeback per unit, for each product and for each major wholesaler customer using historical weighted average pricing, based on actual chargeback experience. Use of weighted average pricing over time compensates for changes in the mix of indirect customers and products from period to period. As of September 30, 2006, a 5% shift in the calculated chargeback per unit in the same direction across all products and customers would result in a $0.8 million, or 5.2%, impact on the reported reserve for chargebacks.

Shelf-Stock Adjustments - These adjustments represent credits issued to
-----------------------
our wholesale customers that result from a decrease in our WAC. Decreases in our invoice prices are discretionary decisions we make to reflect market conditions. These credits are customary in the industry and are intended to reduce a wholesale customer's inventory cost to better reflect current market prices. Generally, we provide credits to customers at the time the price reduction occurs based on the inventory that is owned by them on the effective date of the price reduction. Since a reduction in WAC reduces the chargeback per unit, or the difference between WAC and the contract price, shelf-stock adjustments are typically included as part of the reserve for chargebacks because the price reduction credits act essentially as accelerated chargebacks. Although we have contractually agreed to provide price adjustment credits to our major wholesale customers at the time they occur, the impact of any such price reductions not included in the reserve for chargebacks is immaterial to the amount of revenue recognized in any given period. In the first quarter, our specialty generics segment reduced the invoice price to our wholesale customers (referred to as wholesale acquisition cost, or "WAC") on a number of generic products. As a result of a WAC decrease to certain generic products, we paid shelf-stock adjustments of $1.4 million and $5.9 million to our wholesale customers during the three and six months ended September 30, 2006, respectively. The $1.4 million of shelf-stock adjustments that we paid during the second quarter were included in the June 30, 2006 reserve for chargebacks.

Sales Returns - Consistent with industry practice, we maintain a returns
-------------
policy that allows our direct and indirect customers to return product six months prior to expiration and within one year after expiration. This policy is applicable to both our branded and specialty generics business segments. Upon recognition of revenue from product sales to customers, we provide for an estimate of product to be returned. This estimate is determined by applying a historical relationship of customer returns to gross sales. We evaluate the reserve for sales returns by calculating historical return rates using data from the last 12 months on a product specific basis and by class of trade (wholesale versus retail chain). The calculated percentages are applied against estimates of inventory in the distribution channel on a product specific basis. To determine the inventory levels in the wholesale distribution channel, we utilize actual inventory information from our major wholesale customers and estimate the inventory positions of the remaining wholesalers based on historical buying patterns. For inventory held by our non-wholesale customers, we use the last two months of sales to the direct buying chains and the indirect buying retailers as an estimate. A 10% change in the product specific historical return rates used in the reserve analysis would have changed the reserve balance at September 30, 2006 by approximately $0.2 million, or 7.6%, of the reported reserve for sales returns. A 10% change in the amount of estimated inventory in the distribution channel would have changed the reserve balance at September 30, 2006 by approximately $0.2 million, or 8.5%, of the reported reserve for sales returns.

Medicaid Rebates - Established in 1990, the Medicaid Drug Rebate Program
----------------
requires a drug manufacturer to provide to each state a rebate every calendar quarter for covered outpatient drugs dispensed to Medicaid patients. Medicaid rebates apply to both our branded and specialty generic segments. Individual states invoice us for Medicaid rebates on a quarterly basis using statutorily determined rates for generic (11%) and branded (15%) products, which are applied to the Average Manufacturer's Price, or "AMP," for a particular product to arrive at a Unit Rebate Amount, or "URA." The amount owed is based on the number of units dispensed by the pharmacy to Medicaid patients extended by the URA. The reserve for Medicaid rebates is based on expected payments, which are affected by patient usage and estimated inventory in the distribution channel. We estimate patient usage by calculating a payment rate as a percentage of net sales lagged six months, which is then applied to an estimate of customer inventory. We currently use the last two months of our shipments to wholesalers and direct buying chains as an estimate of inventory in the wholesale and chain channels and an additional month of wholesale sales as an estimate of inventory held by the indirect buying retailer. A 10% change in the amount of customer inventory subject to Medicaid rebates would have changed the reserve at September 30, 2006 by $0.7 million, or 11.0% of the reported reserve for Medicaid rebates. Similarly, a 10% change in estimated patient usage would have changed the reserve at September 30, 2006 by $0.7 million, or 11.0% of the reported reserve for Medicaid rebates.

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

STOCK-BASED COMPENSATION.  As discussed in Note 3 of the Notes to
------------------------
Consolidated Financial Statements, effective April 1, 2006, we adopted SFAS 123R, which requires the measurement and recognition of compensation expense, based on estimated fair values, for all share-based compensation awards made to employees and directors over the
vesting period of the awards.    The Company adopted SFAS 123R using the
modified prospective method and, as a result, did not retroactively adjust results from prior periods. Under the modified prospective method, stock-based compensation was recognized (1) for the unvested portion of previously issued awards that were outstanding at the initial date of adoption based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123 and (2) for any awards granted on or subsequent to the effective date of SFAS 123R based on the grant date fair value estimated in accordance with the provisions of this statement. Prior to the adoption of SFAS 123R, the Company measured compensation expense for its employee stock-based compensation plans using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25 ("APB 25"). The Company also applied the disclosure provisions of SFAS 123, as amended by SFAS 148, as if the fair-value-based method had been applied in measuring compensation expense. Determining the fair value of share-based awards at the grant date requires judgment to identify the appropriate valuation model and estimate the assumptions, including the expected term of the stock options and expected stock-price volatility, to be used in the calculation. Judgment is also required in estimating the percentage of share-based awards that are expected to be forfeited. We estimated the fair value of stock options granted using the Black-Scholes option-pricing model with assumptions based primarily on historical data. If actual results differ significantly from these estimates, stock-based compensation expense and our results of operations could be materially impacted.

INCOME TAXES.  Our deferred tax assets and liabilities are determined
------------
based on temporary differences between financial reporting and tax bases of assets and liabilities. Deferred tax assets and liabilities are measured using the currently enacted tax rates that apply to taxable income in effect for the years in which those tax assets are expected to be realized or settled. We record a valuation allowance to reduce deferred tax assets to the amount that is believed more likely than not to be realized. Management believes it is more likely than not that forecasted income, including income that may be generated as a result of certain tax planning strategies, together with the tax effects of the deferred tax liabilities, will be sufficient to fully recover the remaining deferred tax assets. If all or part of the net deferred tax assets are determined not to be realizable in the future, an adjustment to the valuation allowance would be charged to earnings in the period such determination is made. Similarly, if we subsequently realize deferred tax assets that were previously determined to be unrealizable, the respective valuation allowance would be reversed, resulting in a positive adjustment to earnings in the period such determination is made.

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

Our accounting for income taxes in fiscal 2008 will be affected by the adoption of FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109." See Note 15 of the Notes to Consolidated Financial Statements.

CONTINGENCIES.  We are involved in various legal proceedings, some of
-------------
which involve claims for substantial amounts. An estimate is made to accrue for a loss contingency relating to any of these legal proceedings if it is probable that a liability was incurred as of the date of the financial statements and the amount of loss can be reasonably estimated. Because of the subjective nature inherent in assessing the outcome of litigation and because of the potential that an adverse outcome in legal proceedings could have a material impact on our financial condition or results of operations, such estimates are considered to be critical accounting estimates. After review, it was determined at September 30, 2006 that for each of the various legal proceedings in which we are involved, the conditions mentioned above were not met. We will continue to evaluate all legal matters as additional information becomes available.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk is limited to fluctuating interest rates associated with variable rate indebtedness and marketable securities that are subject to interest rate changes.

Advances to us under our credit facilities bear interest at a rate that varies consistent with increases or decreases in the publicly announced prime rate and/or the LIBOR rate with respect to LIBOR-related loans, if
any.   A material increase in such rates could significantly increase borrowing expenses. We did not have any cash borrowings under our credit facilities at September 30, 2006.

The majority of our investments in marketable securities are tax exempt auction rate securities. The rates on these securities reset at pre-determined interval up to 35 days. As of September 30, 2006 we had invested $115.8 million in auction rate securities, primarily in high quality (AAA rated) bonds secured by student loans which are guaranteed by the U.S. Government. Recent developments in the capital and credit markets subsequent to September 30, 2006 have adversely affected the market for auction rate securities, which has resulted in a loss of liquidity for these investments. We are currently evaluating these securities to determine if impairment of the carrying value of the securities has occurred due to the loss of liquidity. (See Note 16 to the Consolidated Financial Statements for further discussion of our investment in auction rate securities). However, the Company believes that as of December 31, 2007, based on its current cash, cash equivalents and marketable securities balances of $112 million (exclusive of auction rate securities) and its current borrowing capacity of $290 million under its credit facility, the current lack of liquidity in the auction rate market will not have a material impact on its ability to fund its operations or interfere with the Company's external growth plans.

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

The design of the Company's policies, procedures and control activities did not adequately address the financial reporting risks associated with stock options. Specifically, these deficiencies in the design of the Company's controls resulted in a more than remote likelihood of a material misstatement in the Company's financial statements in each of the following areas:

     *    Determining measurement dates,
     *    Determining forfeiture provisions, and
     *    Determining the tax treatment of stock option awards.

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

However, as a result of the independent investigation, the Special Committee concluded, and based on its internal review, management agrees, that incorrect measurement dates were used for financial accounting purposes for stock option grants made in certain prior periods. Therefore, we have recorded additional non-cash stock-based compensation expense, and related tax effects, with regard to certain past stock option grants, and we have restated certain previously filed financial statements included in this Form 10-Q, as more fully described in the Explanatory Note immediately preceding Part I, Item 1, in "Management's Discussion and Analysis of Financial Condition and
Results of Operation" in Item 7, and in Note 2 "Restatement of Consolidated Financial Statements" of the Notes to Consolidated Financial Statements in this Form 10-Q.

The independent investigation, management's internal review and related activities have required us to incur substantial expenses for legal, accounting, tax and other professional services, have diverted some of our management's attention from the Company's business, and could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

Our past stock option grant practices and the restatement of prior financial statements have exposed the Company to risks associated with litigation, regulatory proceedings and government enforcement actions. As described in Note 14 to our Consolidated Financial Statements, "Contingencies - Litigation," several derivative lawsuits have been filed in state and federal courts against certain current and former directors and executive officers pertaining to allegations relating to stock option grants. Also, the Company was notified by the SEC in December 2006 that it had initiated a confidential, informal inquiry with respect to the Company's stock option plans, grants, exercises and accounting practices. Outcomes of litigation or regulatory proceedings relating to the Company's past stock option practices may have a material adverse effect on our financial condition, results of operations or cash flows. The resolution of these matters will continue to be time-consuming, expensive, and a distraction of management from the conduct of the Company's business. Furthermore, if we are subject to adverse findings in litigation or regulatory proceedings we could be required to pay damages or penalties or have other remedies imposed.

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

In assessing the findings of the investigation as well as the restatement, management concluded that there were material weaknesses, as defined in the Public Company Accounting Oversight Board's Auditing Standard No. 2, in our internal control over financial reporting as of September 30, 2006. Management is implementing steps to remediate these material weaknesses by March 31, 2008, however, we cannot assure you that such remediation will be effective. See the discussion included in Item 4 of this report for additional information regarding our internal control over financial reporting.

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

OUR FUTURE GROWTH WILL LARGELY DEPEND UPON OUR ABILITY TO DEVELOP NEW
PRODUCTS.

We need to continue to develop and commercialize new branded products and generic/non-branded products utilizing our proprietary drug delivery systems to maintain the growth of our business. To do this we will need to identify, develop and commercialize technologically enhanced branded products and identify, develop and commercialize drugs that are off-patent and that can be produced and sold by us as generic/non-branded products using our drug delivery technologies. If we are unable to identify, develop and commercialize new products, we may need to obtain licenses to additional rights to branded or generic/non-branded products, assuming they would be available for licensing, which could decrease our profitability. We may not be successful in pursuing this strategy.

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

Many of our products are manufactured and marketed without FDA approval.
For example, our prenatal products, which contain folic acid, are sold as prescription multiple vitamin supplements. These types of prenatal vitamins are typically regulated by the FDA as prescription drugs, but are not covered by an NDA or ANDA. As a result, competitors may more easily and rapidly introduce products competitive with our prenatal and other products that have a similar regulatory status. In other cases, we sell unapproved products that may become subject to FDA orders to the pharmaceutical industry to remove one or more types of such products from the marketplace. During the past year, such FDA orders have required manufacturers and distributors of certain unapproved products containing guaifenesin and hydrocodone to cease manufacture or distribution, including certain ETHEX products. In the future, FDA may issue similar orders affecting other of our products. In addition, in the event that FDA concludes that we have failed to comply with a notice setting deadlines for discontinuation of the manufacture and sale of unapproved products, or decides to take enforcement action against us on other grounds, such as for alleged violations of current good manufacturing practice requirements or for failure to obtain product approvals that FDA deems to be necessary, FDA policies permit the agency to initiate broad action against the marketing of additional categories of our unapproved drug products, even if the agency has not instituted similar actions against the marketing of such products by other parties.

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

Since enactment of the Hatch-Waxman Act in 1984, the interpretation and implementation of the statutory provisions relating to the 180-day period of generic market exclusively has been the subject of controversy, court decisions, changes to FDA regulations and guidelines, and other changes in FDA interpretation. In addition, in 2003, significant changes were enacted in the statutory provisions themselves, some of which were retroactive and others of which apply only prospectively or to situations where the first ANDA filing with a Paragraph IV certification occurs after the date of enactment. These interpretations and changes, over time, have had significant effects on the ability of sponsors of particular generic drug products to qualify for or utilize fully the 180-day generic marketing exclusivity period. These interpretations and changes have, in turn, affected the ability of sponsors of corresponding innovator drugs to market their branded products without any generic competition and the ability of sponsors of other generic versions of the same products to market their products in competition with the first generic applicant. Because application of these provisions, and any changes in them or in the applicable interpretations of them, depends almost entirely on the specific facts of the particular NDA and ANDA filings at issue, many of which are not in our control, we cannot predict whether any changes would, on balance, have a positive or negative effect on our business as a whole, although particular changes may have predictable, and potentially significant positive or negative effects on particular pipeline products. In addition, continuing uncertainty over the interpretation and implementation of the original Hatch-Waxman provisions, as well as the 2003 statutory amendments, is likely to continue to impair our ability to predict the likely exclusivity that we may be granted, or blocked by, based on the outcome of particular patent challenges in which we are involved.

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

ANY SIGNIFICANT INTERRUPTION IN THE SUPPLY OF RAW MATERIALS AND/OR CERTAIN FINISHED PRODUCTS COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS.

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

The Company and/or ETHEX have been named as defendants in certain multi-defendant cases alleging that the defendants reported improper or fraudulent pharmaceutical pricing information, i.e., AWP, and/or Wholesale Acquisition Cost, or WAC, information, which caused the governmental plaintiffs to incur excessive costs for pharmaceutical products under the Medicaid program. Cases of this type have been filed against the Company and/or ETHEX and other pharmaceutical manufacturer defendants by the States of Massachusetts, Alabama, Mississippi, Utah and Iowa, New York City, and approximately 42 counties in New York State. The State of Mississippi effectively voluntarily dismissed the Company and ETHEX without prejudice on October 5, 2006 by virtue of the State's filing an Amended Complaint on such date that does not name either the Company or ETHEX as a defendant. On August 13, 2007, the Company settled the Massachusetts lawsuit for $575,000 in cash and agreed to supply $150,000 in free pharmaceuticals over the next two years and the Company has received a general release; no admission of liability was made. The New York City case and all New York county cases (other than the Erie, Oswego and Schenectady County cases) have been transferred to the U.S. District Court for the District of Massachusetts for coordinated or consolidated pretrial proceedings under the Average Wholesale Price Multidistrict Litigation (MDL No. 1456). The cases pertaining to the State of Alabama, Erie County, Oswego County, and Schenectady County were removed to federal court by a co-defendant in October 2006, but all of these cases have since been remanded to the state courts in which they originally were filed. Each of these actions is in the early stages, with fact discovery commencing or ongoing. The Company has been served with a complaint naming ETHEX and nine other pharmaceutical companies as defendants in a pricing suit filed in state court in Utah by the State of Utah. The time to file an answer or other response in the Utah suit has not yet run. In October 2007, the State of Iowa filed a complaint naming ETHEX and 77 other pharmaceutical companies as defendants in a pricing suit filed in federal court in the State of Iowa. ETHEX and the other defendants have moved to dismiss the Iowa complaint. The Company intends to vigorously defend its interests in the actions described above; however, the outcome may have a material adverse effect on our future business, financial condition, results of operations or cash flows.

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

Our future results of operations, financial condition and cash flows will depend to a significant extent upon our branded and generic/non-branded product sales mix. Our sales of branded products generate higher gross margins than our sales of generic/non-branded products. In addition, the introduction of new generic products at any given time can involve significant initial quantities being purchased by our wholesaler customers, as they supply initial quantities to pharmacies and purchase product for their own wholesaler inventories. As a result, our sales mix (the proportion of total sales between branded products and generic/non-branded products) will significantly impact our gross profit from period to period. During fiscal 2006, sales of our branded products and generic/non-branded products accounted for 39.6% and 55.4%, respectively, of our net revenues. During that same year, branded products and generic/non-branded products contributed gross margins of 88.4% and 54.9%, respectively, to our consolidated gross profit margin of 66.3% in fiscal 2006. Factors that may cause our sales mix to vary include:

     *    the amount and timing of new product introductions;
     * marketing exclusivity, if any, which may be obtained on certain new products;
     * the level of competition in the marketplace for certain products;
     * the availability of raw materials and finished products from our suppliers;
     * the buying patterns of our three largest wholesaler customers;
     * the scope and outcome of governmental regulatory action that may involve us;
     * periodic dependence on a relatively small number of products for a significant portion of net revenue or income; and
     *    legal actions brought by our competitors.

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

With respect to product liability, we maintain commercial insurance to protect against and manage a portion of the risks involved in conducting our business. Although we carry insurance, we believe that no reasonable amount of insurance can fully protect against all such risks because of the potential liability inherent in the business of producing pharmaceuticals for human consumption. To the extent that a loss occurs, depending on the nature of the loss and the level of insurance coverage maintained, it could have a material adverse effect on our financial condition, results of operations or cash flows.

INCREASED INDEBTEDNESS MAY IMPACT OUR FINANCIAL CONDITION, RESULTS OF OPERATIONS OR CASH FLOWS.

At September 30, 2006, we had $242.3 million of outstanding debt, consisting of $200.0 million principal amount of 2.5% Contingent Convertible Subordinated Notes (the "Notes") and the remaining principal balance of a $43.0 million mortgage loan entered into in March 2006. In June 2006, we replaced our $140.0 million credit line by entering into a new credit agreement with ten banks that provides for a revolving line of credit for borrowing up to $320.0 million. The new credit agreement also includes a provision for increasing the revolving commitment, at the lenders' sole discretion, by up to an additional $50.0 million. The new credit facility is unsecured unless we, under certain specified circumstances, utilize the facility to redeem part or all of our outstanding Convertible Subordinated Notes. The new credit facility has a term expiring in June 2011. At September 30, 2006, we had no cash borrowings under our credit facility. Our level of indebtedness may have several important effects on our future operations, including:

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

The Company has funds invested in auction rate securities ("ARS"). Consistent with the Company's investment policy guidelines, the ARS held by the Company are AAA rated securities with long-term nominal maturities secured by student loans which are guaranteed by the U.S. Government. The interest rates on these securities are reset through an auction process at pre-determined intervals, up to 35 days. There may be liquidity issues which arise in the credit and capital markets and the ARS held by the Company may experience failed auctions as the amount of securities submitted for sale may exceed the amount of purchase orders. As a result, the Company may not be able to liquidate some or all of its auction rate securities prior to their maturities at prices approximating their face amounts.

During 2008, disruption in the credit and capital markets have adversely affected the auction market for the type of securities held by the Company. If uncertainties in these credit and capital markets continue or these markets deteriorate further the Company may incur impairments to the carrying value of its investments in ARS, which could negatively affect the Company's financial condition, cash flow and reported earnings. (See Note 16 to the Consolidated Financial Statements for further discussion of the Company's investment in ARS). However, the Company believes that as of December 31, 2007, based on its current cash, cash equivalents and marketable securities balances of $112 million (exclusive of auction rate securities) and its current borrowing capacity of $290 million under its credit facility, the current lack of liquidity in the auction rate market will not have a material impact on its ability to fund its operations or interfere with the Company's external growth plans.

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

The consolidated and condensed consolidated financial statements that we file with the SEC are prepared in accordance with GAAP. The preparation of financial statements in accordance with GAAP involves making estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and the related disclosure of contingent assets and liabilities. The most significant estimates we are required to make under GAAP include, but are not limited to, those related to revenue recognition and reductions to gross revenues, inventory valuation, intangible assets, stock-based compensation, income taxes and loss contingencies related to legal proceedings. We periodically evaluate estimates used in the preparation of the consolidated financial statements for reasonableness, including estimates provided by third parties. Appropriate adjustments to the estimates will be made prospectively, as necessary, based on such periodic evaluations. We base our estimates on, among other things, currently available information, market conditions, historical experience and various assumptions, which together form the basis of making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Although we believe that our assumptions are reasonable under the circumstances, estimates would differ if different assumptions were utilized and these estimates may prove in the future to have been inaccurate.

                        RISKS RELATED TO OUR INDUSTRY

LEGISLATIVE PROPOSALS, REIMBURSEMENT POLICIES OF THIRD PARTIES, COST-CONTAINMENT MEASURES AND HEALTH CARE REFORM COULD AFFECT THE MARKETING, PRICING AND DEMAND FOR OUR PRODUCTS.

Various legislative proposals, including proposals relating to prescription drug benefits, could materially impact the pricing and sale of our products. Further, reimbursement policies of third parties may affect the marketing of our products. Our ability to market our products will depend in part on reimbursement levels for the cost of the products and related treatment established by health care providers, including government authorities, private health insurers and other organizations, such as HMOs and MCOs. Insurance companies, HMOs, MCOs, Medicaid and Medicare administrators and others regularly challenge the pricing of pharmaceutical products and review their reimbursement practices. In addition, the following factors could significantly influence the purchase of pharmaceutical products, which could result in lower prices and a reduced demand for our products:

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

EXTENSIVE INDUSTRY REGULATION HAS HAD, AND WILL CONTINUE TO HAVE, A SIGNIFICANT IMPACT ON OUR INDUSTRY AND OUR BUSINESS, ESPECIALLY OUR PRODUCT DEVELOPMENT, MANUFACTURING AND DISTRIBUTION CAPABILITIES.

All pharmaceutical companies, including us, are subject to extensive, complex, costly and evolving regulation by the federal government, principally the FDA and, to a lesser extent, the DEA and state government agencies. The Federal Food, Drug and Cosmetic Act, the Controlled Substances Act and other federal statutes and regulations govern or influence the testing, manufacturing, packing, labeling, storing, record keeping, safety, approval, advertising, promotion, sale and distribution of our products. Failure to comply with applicable FDA or other regulatory requirements may result in criminal prosecution, civil penalties, injunctions or holds, recall or seizure of
                                          --------
products and total or partial suspension of production, as well as other regulatory actions against our products and us.

In addition to compliance with current Good Manufacturing Practice, or cGMP, requirements, drug manufacturers must register each manufacturing facility with the FDA. Manufacturers and distributors of prescription drug products are also required to be registered in the states where they are located in certain states that require registration by out-of-state manufacturers and distributors. Manufacturers also must be registered with the Drug Enforcement Administration, or DEA, and similar applicable state and local regulatory authorities if they handle controlled substances, and with the Environmental Protection Agency, or EPA, and similar state and local regulatory authorities if they generate toxic or dangerous wastes, and must also comply with other applicable DEA and EPA requirements. We believe that we are currently in material compliance with cGMP and are registered with the appropriate state and federal agencies. Non-compliance with applicable cGMP requirements or other rules and regulations of these agencies can result in fines, recall or seizure of products, total or partial suspension of production and/or distribution, refusal of governmental agencies to grant pre-market approval or other product applications and criminal prosecution. Despite our ongoing efforts, cGMP requirements and other regulatory requirements, and related enforcement priorities and policies may evolve over time and we may not be able to remain continuously in material compliance with all of these requirements.

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

                    RISKS RELATED TO OUR COMMON STOCK

THE MARKET PRICE OF OUR STOCK HAS BEEN AND MAY CONTINUE TO BE VOLATILE.

The market prices of securities of companies engaged in pharmaceutical development and marketing activities historically have been highly volatile. In addition, any or all of the following may have a significant impact on the market price of our common stock: developments regarding litigation and an investigation regarding our former stock option granting practices; announcements by us or our competitors of technological innovations or new commercial products; delays in the development or approval of products; regulatory withdrawals of our products from the market; the filing or results of litigation; developments or disputes concerning patent or other proprietary rights; publicity regarding actual or potential medical results relating to products marketed by us or products under development; regulatory developments in both the United States and foreign countries; publicity regarding actual or potential acquisitions; public concern as to the safety of drug technologies or products; financial results which are different from securities analysts' forecasts; economic and other external factors; and period-to-period fluctuations in our financial results.

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


ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

PURCHASE OF EQUITY SECURITIES BY THE COMPANY

The following table provides information about purchases the Company made of its common stock during the quarter ended September 30, 2006:


                                                           TOTAL NUMBER OF
                                                          SHARES PURCHASED           MAXIMUM NUMBER
                        TOTAL NUMBER                        AS PART OF A           OF SHARES THAT MAY
                         OF SHARES      AVERAGE PRICE    PUBLICLY ANNOUNCED        YET BE PURCHASED
        PERIOD           PURCHASED      PAID PER SHARE         PROGRAM             UNDER THE PROGRAM


     July 1-31, 2006         96,965       $  18.01                --                       --

   August 1-31, 2006             --             --                --                       --

September 1-30, 2006            743       $  22.44                --                       --
                             ------

               Total         97,708       $  18.04                --                       --
                             ======


Shares were purchased from employees upon their termination pursuant to the terms of the Company's stock option plan or were purchased from certain individuals who sold existing shares to the Company as a means to exercise stock options.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Our 2006 annual meeting of shareholders was held on August 4,
2006. Of 49,499,736 shares of Class A and Class B Common Stock issued, outstanding and eligible to be voted at the meeting, holders of 39,179,228 shares, constituting a quorum, were represented in person or by proxy at the meeting. Two matters were submitted to a vote of security holders at the meeting, the election of three Class B director nominees to our board of directors, each to continue in office until the year 2009 or until their successors are elected and ratification of
engagement of our independent registered accounting firm.    The voting
results are set forth below:


Proposal 1.

CLASS B DIRECTOR NOMINEES
-------------------------

                                                               ABSTENTIONS AND
NAME                          FOR             WITHHOLD        BROKER NON-VOTES
----                          ---             --------        ----------------
David S. Hermelin          12,662,542          21,539            55,557
Jonathon E. Killmer        12,657,227          26,854            55,557
Gerald R. Mitchell(1)      12,662,508          21,573            55,557


          Because we have a staggered board, the terms of office of the following named Class A and Class C directors continue after the meeting:

CLASS C (TO CONTINUE IN OFFICE UNTIL 2007 OR UNTIL SUCCESSORS ELECTED)
----------------------------------------------------------------------

Jean M. Bellin
Norman D. Schellenger
Terry B. Hatfield

CLASS A (TO CONTINUE IN OFFICE UNTIL 2008 OR UNTIL SUCCESSORS ELECTED)
----------------------------------------------------------------------

Kevin S. Carlie
Marc S. Hermelin
David A. Van Vliet(2)

_____________
(1) Resigned March 23, 2008.
(2) Resigned September 29, 2006.

Proposal 2.

     To ratify the engagement of KPMG LLP to serve as the Company's independent registered public accounting firm for the year ending March 31, 2007:

     Votes "For"         12,735,300
     Votes "Against"          2,494
     Votes "Abstained"        1,844


ITEM 6.   EXHIBITS

               Exhibits.  See Exhibit Index.

                            SIGNATURES
                            ----------

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                   K-V PHARMACEUTICAL COMPANY



Date:  March 25, 2008         By   /s/  Marc S. Hermelin
                                   ------------------------------
                                   Marc S. Hermelin
                                   Chairman of the Board and
                                   Chief Executive Officer
                                   (Principal Executive Officer)



Date:  March 25, 2008         By   /s/  Ronald J. Kanterman
                                   ------------------------------
                                   Ronald J. Kanterman
                                   Vice President and Chief
                                   Financial Officer
                                   (Principal Financial Officer)



Date:  March 25, 2008         By   /s/ Richard H. Chibnall
                                   ------------------------------
                                   Richard H. Chibnall
                                   Vice President, Finance
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