Form 10-Q
period 2006-12-31
KV PHARMACEUTICAL CO /DE/
filed 2008-03-25
CIK 57055

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
-------------------------------------------------------------------------------

                                   FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
               FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2006
                                      OR
[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
                 FOR THE TRANSITION PERIOD FROM           TO

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

          Securities Registered Pursuant to Section 12(b) of the Act:

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

This Form 10-Q reflects the restatement of our consolidated balance sheets as of March 31, 2006 and December 31, 2005, the related consolidated statements of income for the three and nine months ended December 31, 2005, and the related consolidated statements of cash flows for the nine months ended December 31, 2005. In our Form 10-K for the fiscal year ended March 31, 2007 to be filed with the Securities and Exchange Commission (the "2007 Form 10-K"), we are restating our consolidated balance sheet as of March 31, 2006, and the related consolidated statements of income, comprehensive income, shareholders' equity, and cash flows for the fiscal years ended March 31, 2006 and 2005. We have not amended, and we do not intend to amend, our previously filed Annual Reports on Form 10-K or Quarterly Reports on Form 10-Q for each of the fiscal years and fiscal quarters of 1996 through 2006. Our 2007 Form 10-K also reflects the restatement of Selected Financial Data in Item 6 as of March 31, 2005 and as of and for the fiscal years ended March 31, 2004 and 2003.

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

In addition and as a separate matter, our consolidated retained earnings as of March 31, 2006, incorporate an additional $5.4 million of income tax expense to record additional liabilities associated with tax positions claimed on filed tax returns for fiscal years 2004, 2005 and 2006 that should have been recorded in accordance with GAAP, partially offset by certain expected tax refunds. This adjustment is not related to the accounting for stock-based compensation expense discussed above.

In addition, our consolidated retained earnings as of March 31, 2006, incorporates a $0.4 million reduction of net income related primarily to misstatements of net revenues and cost of sales resulting from improperly recognizing revenue prior to when title and risk of ownership of the product transferred to the customer.

Please see "Review of Stock Option Grant Practices," "Review of Tax Positions (Unrelated to stock options)" and "Other Adjustments (Unrelated to stock options)" in "Management's Discussion and Analysis of Financial Condition and Results of Operations " and Note 2 "Restatement of Consolidated Financial Statements" in our consolidated financial statements for a more detailed discussion related to the investigation of our former stock option grant practices, review of tax positions and other adjustments.

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

PART I. - FINANCIAL INFORMATION
ITEM 1.      FINANCIAL STATEMENTS


                                        K-V PHARMACEUTICAL COMPANY AND SUBSIDIARIES
                                             CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited; dollars in thousands, except per share data)


                                                                  THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                                     DECEMBER 31,                        DECEMBER 31,
                                                            ---------------------------         ---------------------------
                                                               2006              2005              2006              2005
                                                            ---------         ---------         ---------         ---------
                                                                             (AS RESTATED)                      (AS RESTATED)
Net revenues.............................................   $ 117,949         $ 101,752         $ 323,132         $ 279,117
Cost of sales............................................      38,439            34,989           110,764            93,665
                                                            ---------         ---------         ---------         ---------
Gross profit.............................................      79,510            66,763           212,368           185,452
                                                            ---------         ---------         ---------         ---------
Operating expenses:
    Research and development.............................       8,319             6,817            22,605            20,869
    Purchased in-process research and
        development and transaction costs................          --                --                --            30,441
    Selling and administrative...........................      41,965            36,292           124,974           111,891
    Amortization of intangibles..........................       1,204             1,198             3,602             3,589
                                                            ---------         ---------         ---------         ---------
Total operating expenses.................................      51,488            44,307           151,181           166,790
                                                            ---------         ---------         ---------         ---------

Operating income.........................................      28,022            22,456            61,187            18,662
                                                            ---------         ---------         ---------         ---------
Other expense (income):
    Interest expense.....................................       2,214             1,538             6,755             4,382
    Interest and other income............................      (2,240)           (1,272)           (6,606)           (3,402)
                                                            ---------         ---------         ---------         ---------
Total other expense (income), net........................         (26)              266               149               980
                                                            ---------         ---------         ---------         ---------
Income before income taxes and cumulative effect
    of change in accounting principle....................      28,048            22,190            61,038            17,682
Provision for income taxes...............................       9,586             7,484            22,369            17,274
                                                            ---------         ---------         ---------         ---------
Income before cumulative effect of change
    in accounting principle..............................      18,462            14,706            38,669               408
Cumulative effect of change in accounting
    principle (net of $670 in taxes).....................          --                --             1,976                --
                                                            ---------         ---------         ---------         ---------
Net income...............................................   $  18,462         $  14,706         $  40,645         $     408
                                                            =========         =========         =========         =========

                                                                     (CONTINUED)

                                            K-V PHARMACEUTICAL COMPANY AND SUBSIDIARIES
                                          CONSOLIDATED STATEMENTS OF INCOME - (CONTINUED)
                                      (Unaudited; dollars in thousands, except per share data)

                                                                     THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                                        DECEMBER 31,                       DECEMBER 31,
                                                            ----------------------------------  ----------------------------------
                                                                 2006              2005              2006              2005
                                                            ----------------  ----------------  ----------------  ----------------
                                                                               (AS RESTATED)                       (AS RESTATED)
Earnings per share before effect of change in
  accounting principle:
       Basic - Class A common.............................     $   0.39          $   0.31          $   0.82          $   0.01
       Basic - Class B common.............................         0.33              0.26              0.68              0.01
       Diluted - Class A common...........................         0.33              0.27              0.71              0.01
       Diluted - Class B common...........................         0.29              0.23              0.61              0.01

Per share effect of cumulative effect of change
  in accounting principle:
       Basic - Class A common.............................     $      -          $      -          $   0.04          $      -
       Basic - Class B common.............................            -                 -              0.04                 -
       Diluted - Class A common...........................            -                 -              0.03                 -
       Diluted - Class B common...........................            -                 -              0.03                 -

Earnings per share:
       Basic - Class A common.............................     $   0.39          $   0.31          $   0.86          $   0.01
       Basic - Class B common.............................         0.33              0.26              0.72              0.01
       Diluted - Class A common...........................         0.33              0.27              0.74              0.01
       Diluted - Class B common...........................         0.29              0.23              0.64              0.01

Shares used in per share calculation:
       Basic - Class A common.............................       36,926            35,930            36,757            35,688
       Basic - Class B common.............................       12,336            12,912            12,422            13,000
       Diluted - Class A common...........................       59,016            58,713            58,928            49,584
       Diluted - Class B common...........................       12,412            13,093            12,529            13,195



SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                      K-V PHARMACEUTICAL COMPANY AND SUBSIDIARIES
                                              CONSOLIDATED BALANCE SHEETS
                                           (Unaudited; dollars in thousands)
                                                                                         DECEMBER 31,      MARCH 31,
                                                                                             2006            2006
                                                                                             ----            ----
                                                                                                         (AS RESTATED)
                                            ASSETS
                                            ------
CURRENT ASSETS:
Cash and cash equivalents............................................................    $    55,550     $   100,706
Marketable securities................................................................        155,126         106,763
Receivables, less allowance for doubtful accounts of $574 and $397
   at December 31, 2006 and March 31, 2006, respectively.............................         83,859          53,571
Inventories, net.....................................................................         82,020          71,166
Prepaid and other assets.............................................................          7,791           7,012
Deferred tax asset...................................................................         13,911          10,072
                                                                                         -----------     -----------
   Total Current Assets..............................................................        398,257         349,290
Property and equipment, net..........................................................        187,656         178,042
Intangible assets and goodwill, net..................................................         70,042          72,955
Other assets.........................................................................         19,828          19,026
                                                                                         -----------     -----------
TOTAL ASSETS.........................................................................    $   675,783     $   619,313
                                                                                         ===========     ===========

                                         LIABILITIES
                                         -----------
CURRENT LIABILITIES:
Accounts payable.....................................................................    $    17,408     $    17,975
Accrued liabilities..................................................................         29,632          24,676
Current maturities of long-term debt.................................................          1,875           1,681
                                                                                         -----------     -----------
   Total Current Liabilities.........................................................         48,915          44,332
Long-term debt.......................................................................        239,940         241,319
Other long-term liabilities..........................................................          6,007           5,442
Deferred tax liability...............................................................         34,964          25,221
                                                                                         -----------     -----------
TOTAL LIABILITIES....................................................................        329,826         316,314
                                                                                         -----------     -----------

COMMITMENTS AND CONTINGENCIES........................................................             --              --

                                     SHAREHOLDERS' EQUITY
                                     --------------------

7% cumulative convertible Preferred Stock, $.01 par value; $25.00 stated and liquidation value; 840,000 shares authorized; issued and outstanding --
   40,000 shares at December 31, 2006 and March 31, 2006 (convertible into Class A
   shares at a ratio of 8.4375-to-one)...............................................             --              --
Class A and Class B Common Stock, $.01 par value;150,000,000 and
   75,000,000 shares authorized, respectively;
     Class A - issued 40,273,884 and 39,660,637 at December 31, 2006
       and March 31, 2006, respectively..............................................            403             397
     Class B - issued 12,400,482 and 12,679,986 at December 31, 2006 and March 31,
       2006, respectively (convertible into Class A shares on a one-for-one basis)...            124             127
Additional paid-in capital...........................................................        149,364         145,180
Retained earnings....................................................................        252,003         211,410
Accumulated other comprehensive loss.................................................             --            (211)
Less: Treasury stock, 3,235,263 shares of Class A and 92,902 shares of Class B Common
   Stock at December 31, 2006, respectively, and 3,123,975 shares of Class A and
   92,902 shares of Class B Common Stock at March 31, 2006, respectively, at cost....        (55,937)        (53,904)
                                                                                         -----------     -----------
TOTAL SHAREHOLDERS' EQUITY...........................................................        345,957         302,999
                                                                                         -----------     -----------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY...........................................    $   675,783     $   619,313
                                                                                         ===========     ===========

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   K-V PHARMACEUTICAL COMPANY AND SUBSIDIARIES
                                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                        (Unaudited; dollars in thousands)

                                                                                        NINE MONTHS ENDED
                                                                                           DECEMBER 31,
                                                                                  ----------------------------
                                                                                      2006              2005
                                                                                  ------------      ----------
                                                                                                  (AS RESTATED)
OPERATING ACTIVITIES:
Net income.............................................................         $      40,645     $        408
Adjustments to reconcile net income to net cash provided by
   operating activities:
   Acquired in-process research and development........................                    --           29,570
   Cumulative effect of change in accounting principle.................                (1,976)              --
   Depreciation and amortization.......................................                16,662           13,065
   Deferred income tax provision.......................................                 5,126            1,293
   Deferred compensation...............................................                   565              839
   Stock-based compensation............................................                 2,948              686
   Excess tax benefit associated with stock options....................                  (565)              --
   Other...............................................................                   270               --
Changes in operating assets and liabilities:
   Increase in receivables, net........................................               (30,288)          (5,727)
   Increase in inventories, net........................................               (10,854)          (3,896)
   (Increase) decrease in prepaid and other assets.....................                (2,910)           2,771
   Increase in accounts payable and accrued liabilities................                 4,607            3,296
                                                                                -------------     ------------
Net cash provided by operating activities..............................                24,230           42,305
                                                                                -------------     ------------

INVESTING ACTIVITIES:
   Purchase of property and equipment, net.............................               (21,634)         (47,317)
   Purchase of marketable securities...................................               (48,314)         (50,735)
   Purchase of preferred stock.........................................                  (400)         (11,300)
   Product acquisition.................................................                    --          (25,643)
                                                                                -------------     ------------
Net cash used in investing activities..................................               (70,348)        (134,995)
                                                                                -------------     ------------

FINANCING ACTIVITIES:
   Principal payments on long-term debt................................                (1,185)            (698)
   Dividends paid on preferred stock...................................                   (52)             (52)
   Excess tax benefit associated with stock options....................                   565               --
   Purchase of common stock for treasury...............................                (2,033)            (140)
   Cash deposits received for stock options............................                 3,667              594
                                                                                -------------     ------------
Net cash provided by (used in) financing activities....................                   962             (296)
                                                                                -------------     ------------

Decrease in cash and cash equivalents..................................               (45,156)         (92,986)
Cash and cash equivalents:
   Beginning of year...................................................               100,706          159,825
                                                                                -------------     ------------
   End of period.......................................................         $      55,550     $     66,839
                                                                                =============     ============

SUPPLEMENTAL INFORMATION:
   Interest paid, net of portion capitalized...........................         $       6,700     $      4,640
   Income taxes paid...................................................                13,629            9,132
   Stock options exercised (at expiration of two-year
      forfeiture period)...............................................                 3,317            2,489

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

2.  RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS

REVIEW OF STOCK OPTION GRANT PRACTICES

BACKGROUND AND CONCLUSIONS
This Form 10-Q reflects the restatement of the Company's consolidated balance sheets as of March 31, 2006 and December 31, 2005, the related consolidated statements of income for the three and nine months ended December 31, 2005 and the related consolidated statements of cash flows for the nine months ended December 31, 2005. In the Company's 2007 Form 10-K, the Company is restating its consolidated balance sheet as of March 31, 2006, and the related consolidated statements of income, comprehensive income, shareholders' equity, and cash flows for the fiscal years ended March 31, 2006 and 2005. The Company has not amended, and does not intend to amend, its previously filed Annual Reports on Form 10-K or Quarterly Reports on Form 10-Q for each of the fiscal years and fiscal quarters of 1996 through 2006.

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

However, the Special Committee concluded that stock-based compensation expense resulting from the stock option granting practices followed by the Company was not recorded in accordance with GAAP because the expense computed for most of the grants reflected incorrect measurement dates for financial accounting purposes. The "measurement date" under applicable accounting principles, namely APB 25 and related interpretations, is the first date on which all of the following are known and not subject to change: (a) the individual who is entitled to receive the option grant, (b) the number of options that an individual is entitled to receive, and (c) the option's exercise price.

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

Employee Options. The evidence obtained through the investigation indicated
----------------
that employee options were granted based on the lowest market price in the quarter of grant determined from an effective date (as defined below) to the end of the quarter. The exercise price and grant date of the options were determined by looking back from the end of the quarter to the effective date and choosing the lowest market price during that period. The date on which the market price was lowest became the grant date. This procedure to "look back" to the lowest market price in the preceding quarter to set the exercise price was widely known and understood within the Company. The effective date was either the date on which the option recipients and the number of shares to be granted were determined and approved by the CEO, the date of a promotion or the date of hire. For new hires and promotions of existing employees, which represents substantially all of the award recipients, the terms of the award, except for the exercise price, were communicated to the recipients prior to the end of the quarter. At the end of the quarter, when the exercise price was determined, board consents were prepared and dated as of the date on which the stock price was lowest during the quarter, to be approved by the members of the Compensation Committee. The evidence obtained through the investigation indicated the Compensation Committee never changed or denied approval of any grants submitted to them and, as such, their approval was considered a routine matter. Based on the evidence and findings of the Special Committee, the results of management's analysis, the criteria specified in APB 25 for determining measurement dates and guidance from the staff of the SEC, the Company has concluded that the measurement dates for the employee options should not have been the originally assigned grant dates, but instead, should have been the end of the quarter in which awards were granted when the exercise price and number of shares granted were fixed. Changing the measurement dates from the originally assigned grant date to the end of the quarter resulted in recognition of additional stock-based compensation expense of $153 and $446, net of tax, on 1,461 stock option grants for the three and nine months ended December 31, 2005, respectively.

Director Options. Director options were issued, prior to the effective date of
----------------
the Sarbanes-Oxley Act ("Sarbanes-Oxley") in August 2002, using the same "look back" process as described above for employee options. This process was changed when the time for filing Form 4's was shortened under the provisions of Sarbanes-Oxley, to award options with exercise prices equal to the fair market value of the stock on the date of grant. Prior to this change in grant practice, the Company concluded that the measurement date for the director options should be the end of the quarter. Changing the measurement date from the originally assigned grant date to the end of the quarter resulted in recognition of additional stock-based compensation expense of $9 and $25, net of tax, on 19 stock option grants for the three and nine months ended December 31, 2005, respectively.

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

The compensation expense associated with the CEO's estimated bonus was accrued throughout the fiscal year. When the value of a bonus option was determined using the Black-Scholes model, previously recorded compensation expense associated with the accrual of the estimated bonus was reversed in the amount of the value assigned to the bonus option. The previously recorded compensation expense should not have been reversed. The Company developed a methodology in the restatement process that considers both the intrinsic value of the option under APB 25 and the Black-Scholes value assigned to the bonus option in determining the amount of compensation expense to recognize once the exercise price of the option becomes fixed and variable accounting ends. Under this methodology, the intrinsic value of the option is determined at the fiscal year-end measurement date under the principles of APB 25. The intrinsic value is then compared to the Black Scholes value assigned to the option for compensation purposes (the bonus value). The bonus value is the amount that would have been accrued during the fiscal year through the grant date as part of the total liability for the CEO's bonus. The greater of the intrinsic value or bonus value is recorded as compensation expense. Using this methodology and fiscal year-end for the measurement dates resulted in an increase in stock-based compensation expense of $6,944 over the period from fiscal 1996 through fiscal 2004. There was no tax benefit associated with this expense due to the tax years being closed.

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

Based on management's analysis, the Company has concluded that a new measurement date should have been recognized in two situations: (1) the employee terminated and the Company did not exercise its right under the option plans to buy back the shares in the two-year forfeiture period, and (2) the forfeiture provision was waived and the employee subsequently terminated within two years of the exercise date. The Company now considers both of these waivers to be an acceleration of the vesting period because the forfeiture provision was waived. The employee is no longer subject to a service condition to earn the right to the shares and will benefit from the modification. As such, a new measurement date is required. In this case the new measurement date is the date the forfeiture provision was waived with additional stock-based compensation expense being recognized at the date of termination. Since the shares were fully vested, the intrinsic value of the option at the new measurement date in excess of the intrinsic value at the original measurement date should be expensed immediately. The new measurement dates resulted in an increase in stock-based compensation expense of $4, net of tax, on two stock option grants for the nine months ended December 31, 2005.

STOCK OPTION ADJUSTMENTS
A discussion of the stock option restatement adjustments follows and a table reflecting the impact of these adjustments is presented below on page 12.

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

As previously discussed, the Company now considers the two-year repurchase option specified in the option plans to be a forfeiture provision that goes into effect when stock options are exercised. Therefore, the service period necessary for an employee to earn an award varies based on the timing of stock option exercises. The Company initially expenses each award (i.e., all tranches of an option award) on a straight-line basis over ten years, which is the period that stock options become exercisable. The Company also ensures the cumulative compensation expense for an award as of any date is at least equal to the measurement-date intrinsic value of those options that have vested (i.e., when the two-year forfeiture period has ended). If stock options expire unexercised or an employee terminates employment after options become exercisable, no compensation expense associated with the exercisable, but unexercised options, is reversed. In those instances where an employee terminates employment before options become exercisable or the Company repurchased the shares during the two-year forfeiture period, all compensation expense for those options is reversed as a forfeiture.

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

The table below reflects the impacts of the restatement adjustments discussed above on the Company's consolidated statements of income for the periods presented below (in thousands):

                                                                                                               CUMULATIVE
                                                                                                             APRIL 1, 1995
                                                      THREE MONTHS ENDED          NINE MONTHS ENDED             THROUGH
CATEGORY OF ADJUSTMENTS:                               DECEMBER 31, 2005          DECEMBER 31, 2005          MARCH 31, 2004
------------------------                            ------------------------   ------------------------  -----------------------
                                                                                                                  (a)
Pretax income impact:
  Stock-based compensation expense
    related to measurement date changes (b)          $                  234     $                  686    $              13,626
  Payroll tax expense and penalties (b)                                 611                      1,459                      439
  Other adjustments                                                  (2,112)                       748                    1,666
                                                    ------------------------   ------------------------  -----------------------
   (Increase) decrease in pretax income                              (1,267)                     2,893                   15,731
                                                    ------------------------   ------------------------  -----------------------

Income tax impact:
  Measurement date changes                                              (72)                      (211)                  (1,050)
  Payroll taxes                                                        (170)                      (404)                    (123)
  Other income tax adjustments (c)                                      560                      1,600                    1,689
  Other adjustments                                                     657                       (301)                    (584)
                                                    ------------------------   ------------------------  -----------------------
   Increase (decrease) in income tax expense                            975                        684                      (68)
                                                    ------------------------   ------------------------  -----------------------

(Increase) decrease in net income                    $                 (292)    $                3,577    $              15,663
                                                    ========================   ========================  =======================

-------------------------------
(a) The cumulative effect of the restatement adjustments from fiscal 1996 through fiscal 2004 is summarized below:

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
                    =============   =============  ================  ========== =============  ==============

(b) Stock-based compensation expenses, including related payroll taxes, interest and penalties, have been recorded as adjustments to the selling and administrative expenses line item in the Company's consolidated statements of income for each period.

(c) This represents liabilities associated with tax positions taken in these periods, partially offset by certain expected tax refunds and is not related to accounting for stock options.

(d) Includes additional expense totaling $636, the affect of which on the consolidated financial statements for 1996 and for each year 1986 to 1995 was not material.

Consolidated Statements of Income Impact

The following table reconciles the Company's previously reported results to the restated consolidated statements of income for the three and nine months ended December 31, 2005:

                                                         THREE MONTHS ENDED                           NINE MONTHS ENDED
                                                          DECEMBER 31, 2005                           DECEMBER 31, 2005
                                            -------------------------------------------  -------------------------------------------
                                                 AS                                           AS
                                             PREVIOUSLY                          AS       PREVIOUSLY                          AS
                                              REPORTED    ADJUSTMENTS         RESTATED     REPORTED    ADJUSTMENTS         RESTATED
                                             ----------   -----------         --------    ----------   -----------         --------
Net revenues                                 $   98,392   $     3,360         $101,752    $  280,188   $    (1,071)        $279,117
Cost of sales                                    33,741         1,248           34,989        93,988          (323)          93,665
                                            -------------------------------------------  -------------------------------------------
Gross profit                                     64,651         2,112           66,763       186,200          (748)         185,452
                                            -------------------------------------------  -------------------------------------------
Operating expenses:
    Research and development                      6,817             -            6,817        20,869             -           20,869
    Purchased in-process research and
        development and transaction costs             -             -                -        30,441             -           30,441
    Selling and administrative                   35,447           845           36,292       109,746         2,145          111,891
    Amortization of intangibles                   1,198             -            1,198         3,589             -            3,589
                                            -------------------------------------------  -------------------------------------------
Total operating expenses                         43,462           845           44,307       164,645         2,145          166,790
                                            -------------------------------------------  -------------------------------------------
Operating income                                 21,189         1,267           22,456        21,555        (2,893)          18,662
                                            -------------------------------------------  -------------------------------------------
Other expense (income):
    Interest expense                              1,538             -            1,538         4,382             -            4,382
    Interest and other income                    (1,272)            -           (1,272)       (3,402)            -           (3,402)
                                            -------------------------------------------  -------------------------------------------
Total other expense                                 266             -              266           980             -              980
                                            -------------------------------------------  -------------------------------------------
Income before income taxes                       20,923         1,267           22,190        20,575        (2,893)          17,682
    Provision for income taxes                    6,509           975            7,484        16,590           684           17,274
                                            -------------------------------------------  -------------------------------------------
    Net income                               $   14,414   $       292         $ 14,706    $    3,985   $    (3,577)        $    408
                                            ===========================================  ===========================================

Earnings per share:
    Basic - Class A common                   $     0.31   $         -         $   0.31    $     0.08   $     (0.07)        $   0.01
    Basic - Class B common                         0.25          0.01             0.26          0.07         (0.06)            0.01
    Diluted - Class A common (a)                   0.26          0.01             0.27          0.08         (0.07)            0.01
    Diluted - Class B common (a)                                                  0.23                                         0.01

Shares used in per share calculation:
    Basic - Class A common                       36,314          (384) (b)      35,930        36,156          (468) (b)      35,688
    Basic - Class B common                       13,039          (127) (b)      12,912        13,160          (160) (b)      13,000
    Diluted - Class A common (a)                 59,407          (694) (b)      58,713        50,301          (717) (b)      49,584
    Diluted - Class B common (a)                                                13,093                                       13,195

----------
(a) In fiscal 2007, the Company began reporting diluted earnings per share for Class B Common Stock under the two-class method which does not assume the conversion of Class B Common Stock into Class A Common Stock. Previously, the Company did not present diluted earnings per share for Class B Common Stock.

(b) Adjustment to reflect impact of unrecognized stock-based compensation and excess tax benefits in applying the treasury stock method and unvested stock options in the two-year forfeiture period.

Consolidated Balance Sheets Impact

The following table reconciles the consolidated balance sheets previously reported as of March 31, 2006 and December 31, 2005 to the restated amounts:

                                                                         MARCH 31, 2006
                                              --------------------------------------------------------------
                                                   AS
                                               PREVIOUSLY                                            AS
                                                REPORTED       ADJUSTMENTS                        RESTATED
                                                --------       -----------                        --------
Current assets:
Cash and cash equivalents                      $  100,706      $         -                        $ 100,706
Marketable securities                             106,763                -                          106,763
Receivables, net                                   54,746           (1,175) (f)                      53,571
Inventories, net                                   70,778              388  (f)                      71,166
Prepaid and other assets                            6,963               49  (a)                       7,012
Deferred tax asset                                  8,034            2,038  (b)(c)(f)(g)             10,072
                                              --------------------------------------------------------------
      Total current assets                        347,990            1,300                          349,290
Property and equipment, net                       178,042                -                          178,042
Intangible assets and goodwill, net                72,955                -                           72,955
Other assets                                       19,026                -                           19,026
                                              --------------------------------------------------------------
Total assets                                   $  618,013      $     1,300                        $ 619,313
                                              ==============================================================

Current liabilities:
Accounts payable                               $   17,975      $         -                        $  17,975
Accrued liabilities                                17,100            7,576  (b)(c)(d)(e)(f)(g)       24,676
Current maturities of long-term debt                1,681                -                            1,681
                                              --------------------------------------------------------------
      Total current liabilities                    36,756            7,576                           44,332
Long-term debt                                    241,319                -                          241,319
Other long-term liabilities                         5,442                -                            5,442
Deferred tax liability                             25,221                -                           25,221
                                              --------------------------------------------------------------
Total liabilities                                 308,738            7,576                          316,314
                                              --------------------------------------------------------------

Commitments and contingencies                           -                -                                -

Shareholders' equity:
Preferred stock                                         -                -                                -
Class A Common Stock                                  400               (3) (d)                         397
Class B Common Stock                                  127                -                              127
Additional paid-in capital                        129,367           15,813  (b)(d)                  145,180
Retained earnings                                 233,496          (22,086) (a)(b)(c)(e)(f)(g)      211,410
Accumulated other comprehensive income               (211)               -                             (211)
Less: Treasury stock                              (53,904)               -                          (53,904)
                                              --------------------------------------------------------------
Total shareholders' equity                        309,275           (6,276)                         302,999
                                              --------------------------------------------------------------
Total liabilities and shareholders' equity     $  618,013      $     1,300                        $ 619,313
                                              ==============================================================

                                                                     DECEMBER 31, 2005
                                              --------------------------------------------------------------
                                                   AS
                                               PREVIOUSLY                                            AS
                                                REPORTED       ADJUSTMENTS                        RESTATED
                                                --------       -----------                        --------
Current assets:
Cash and cash equivalents                      $   66,839      $         -                        $  66,839
Marketable securities                              96,370                -                           96,370
Receivables, net                                   69,159           (2,268) (f)                      66,891
Inventories, net                                   57,519              751  (f)                      58,270
Prepaid and other assets                            6,621               44  (a)                       6,665
Deferred tax asset                                  9,222            1,768  (b)(c)(f)                10,990
                                              --------------------------------------------------------------
      Total current assets                        305,730              295                          306,025
Property and equipment, net                       170,398                -                          170,398
Intangible assets and goodwill, net                73,980                -                           73,980
Other assets                                       18,731                -                           18,731
                                              --------------------------------------------------------------
Total assets                                   $  568,839      $       295                        $ 569,134
                                              ==============================================================

Current liabilities:
Accounts payable                               $   13,656      $         -                        $  13,656
Accrued liabilities                                20,833            6,631  (b)(c)(d)(e)(f)(g)       27,464
Current maturities of long-term debt                  973                -                              973
                                              --------------------------------------------------------------
      Total current liabilities                    35,462            6,631                           42,093
Long-term debt                                    209,069                -                          209,069
Other long-term liabilities                         5,316                -                            5,316
Deferred tax liability                             21,942                -                           21,942
                                              --------------------------------------------------------------
Total liabilities                                 271,789            6,631                          278,420
                                              --------------------------------------------------------------

Commitments and contingencies                           -                -                                -

Shareholders' equity:
Preferred stock                                         -                -                                -
Class A Common Stock                                  396               (3) (d)                         393
Class B Common Stock                                  130                -                              130
Additional paid-in capital                        128,775           14,959  (b)(d)                  143,734
Retained earnings                                 221,712          (21,292) (a)(b)(c)(e)(f)(g)      200,420
Accumulated other comprehensive income               (172)               -                             (172)
Less: Treasury stock                              (53,791)               -                          (53,791)
                                              --------------------------------------------------------------
Total shareholders' equity                        297,050           (6,336)                         290,714
                                              --------------------------------------------------------------
Total liabilities and shareholders' equity     $  568,839      $       295                        $ 569,134
                                              ==============================================================

(a) Adjustment for accrued interest associated with certain expected tax refunds.
(b) Adjustment for stock-based compensation expense pursuant to APB 25 ($15,632 at March 31, 2006 and $15,391 at December 31, 2005) and related income tax impact ($1,658 at March 31, 2006 and $1,584 at December 31,
     2005), partially offset by the net effect of tax benefits realized in accrued taxes ($2,432 at March 31, 2006 and $1,790 at December 31, 2005) and excess tax benefits reflected in paid-in capital ($2,094 at March 31, 2006 and $1,538 at December 31, 2005).
(c) Adjustment for payroll taxes, interest and penalties associated with stock-based compensation expense ($3,278 at March 31, 2006 and $2,443 at December 31, 2005) and the related income tax impact ($909 at March 31, 2006 and $677 at December 31, 2005).
(d) Adjustment for exercise deposits received by the Company for stock options in the two-year forfeiture period ($1,916 at March 31, 2006 and $1,973 at December 31, 2005).
(e) Adjustment for additional liabilities associated with tax positions taken, partially offset by certain expected tax refunds ($5,407 at March 31, 2006 and $4,831 at December 31, 2005).
(f) Adjustment to record net revenue and cost of sales when product is received by the customer instead of shipping date for certain customers (decrease in receivables of $1,175 at March 31, 2006 and $2,268 at December 31, 2005; increase in inventories of $388 at March 31, 2006 and $751 at December 31, 2005; decrease in deferred tax assets of $125 at March 31, 2006 and $241 at December 31, 2005; decrease in accrued liabilities of $414 at March 31, 2006 and $826 at December 31, 2005; and decrease in retained earnings of $498 at March 31, 2006 and $932 at December 31, 2005).
(g) Adjustment for reduction in estimated liability associated with employee medical claims incurred but not reported (decrease in deferred tax assets of $66; decrease in accrued liabilities of $179; and increase in retained earnings of $113).

Consolidated Statements of Cash Flows Impact

The following table reconciles the consolidated statement of cash flows previously reported for the nine months ended December 31, 2005 to the restated amounts:

                                                                         NINE MONTHS ENDED DECEMBER 31, 2005
                                                      ----------------------------------------------------------------------
                                                           AS
                                                       PREVIOUSLY                                                    AS
                                                        REPORTED                 ADJUSTMENTS                      RESTATED
                                                        --------                 -----------                      --------
Operating Activities:
Net income                                             $    3,985                $    (3,577) (a)(b)(c)(d)(e)    $      408
Adjustments to reconcile net income to
      net cash provided by operating activities:
      Acquired in-process research
          and development                                  29,570                          -                         29,570
      Depreciation, amortization and
          other non-cash charges                           13,065                          -                         13,065
      Deferred income tax provision                         1,668                       (375) (a)(b)(d)(e)            1,293
      Deferred compensation                                   839                          -                            839
      Stock-based compensation                                  -                        686  (a)                       686
Changes in operating assets and liabilities:
      Decrease (increase) in receivables, net              (6,798)                     1,071  (d)                    (5,727)
      Increase in inventories                              (3,574)                      (322) (d)                    (3,896)
      Decrease (increase) in prepaid
           and other assets                                 2,805                        (34) (c)                     2,771
      Increase (decrease) in accounts payable
          and accrued liabilities                             745                      2,551  (b)(c)(d)(e)            3,296
                                                      ------------              -------------                   ------------
Net cash provided by operating activities                  42,305                          -                         42,305
                                                      ------------              -------------                   ------------
Investing Activities:
      Purchase of property and equipment                  (47,317)                         -                        (47,317)
      Purchase of marketable securities                   (50,735)                         -                        (50,735)
      Purchase of preferred stock                         (11,300)                         -                        (11,300)
      Product acquisition                                 (25,643)                         -                        (25,643)
                                                      ------------              -------------                   ------------
Net cash used in investing activities                    (134,995)                         -                       (134,995)
                                                      ------------              -------------                   ------------
Financing Activities:
      Principal payments on long-term debt                   (698)                         -                           (698)
      Dividends paid on preferred stock                       (52)                         -                            (52)
      Purchase of common stock for treasury                  (140)                         -                           (140)
      Cash deposits received for stock options                594                          -                            594
                                                      ------------              -------------                   ------------
Net cash used in financing activities                        (296)                         -                           (296)
                                                      ------------              -------------                   ------------
Decrease in cash and cash equivalents                     (92,986)                         -                        (92,986)
Cash and cash equivalents:
      Beginning of year                                   159,825                          -                        159,825
                                                      ------------              -------------                   ------------
      End of period                                    $   66,839                $         -                     $   66,839
                                                      ============              =============                   ============

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

In May 2005, the Company entered into a long-term product development and marketing license agreement with Strides Arcolab Limited ("Strides"), an Indian generic pharmaceutical developer and manufacturer, for exclusive marketing rights in the United States and Canada for ten new generic drugs. Under the agreement, Strides will be responsible for developing, submitting for regulatory approval and manufacturing the ten products and the Company will be responsible for exclusively marketing the products in the territories covered by the agreement. Under a separate agreement, the Company invested $11,300 in Strides redeemable preferred stock. This investment is denominated in the Indian rupee and is subject to foreign currency transaction gains or losses resulting from exchange rate changes. As a result of changes in the exchange rate, the carrying value of this investment was $11,145 at December 31, 2006. This investment has been accounted for using the cost method and is included in "Other assets" in the accompanying consolidated balance sheet at December 31, 2006.


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

Basic earnings per share is computed using the weighted average number of common shares outstanding during the period except that it does not include unvested common shares subject to repurchase. Diluted earnings per share is computed using the weighted average number of common shares and, if dilutive, potential common shares outstanding during the period. Potential common shares consist of the incremental common shares issuable upon the exercise of stock options, unvested common shares subject to repurchase, convertible preferred stock and the Convertible Subordinated Notes. The dilutive effects of outstanding stock options and unvested common shares subject to repurchase are reflected in diluted earnings per share by application of the treasury stock method. Convertible preferred stock and the Convertible Subordinated Notes are reflected on an if-converted basis. The computation of diluted earnings per share for Class A Common Stock assumes the conversion of the Class B Common Stock, while the diluted earnings per share for Class B Common Stock does not assume the conversion of those shares.

The following table sets forth the computation of basic and diluted earnings per share for the three months ended December 31, 2006 and 2005:

                                                               THREE MONTHS ENDED                 THREE MONTHS ENDED
                                                                DECEMBER 31, 2006                  DECEMBER 31, 2005
                                                        ---------------------------------  ---------------------------------
                                                            CLASS A          CLASS B           CLASS A          CLASS B
                                                        ---------------- ----------------  ---------------- ----------------
                                                                                                     (AS RESTATED)
Basic earnings per share:
    Numerator:
      Allocation of undistributed earnings               $       14,428   $        4,017    $       11,304   $        3,385
                                                        ---------------- ----------------  ---------------- ----------------
    Denominator:
      Weighted average shares outstanding                        37,288           12,372            36,313           13,039
      Less - weighted average unvested
        common shares subject to repurchase                        (362)             (36)             (383)            (127)
                                                        ---------------- ----------------  ---------------- ----------------
      Number of shares used in per
        share computations                                       36,926           12,336            35,930           12,912
                                                        ================ ================  ================ ================

Basic earnings per share                                 $         0.39   $         0.33    $         0.31   $         0.26
                                                        ================ ================  ================ ================

Diluted earnings per share:
    Numerator:
      Allocation of undistributed earnings
        for basic computation                            $       14,428   $        4,017    $       11,304   $        3,385
      Reallocation of undistributed earnings as a
        result of conversion of Class B to
        Class A shares                                            4,017                -             3,385                -
      Reallocation of undistributed earnings to
        Class B shares                                                -             (480)                -             (350)
      Add - preferred stock dividends                                17                -                17                -
      Add - interest expense convertible notes                    1,014                -             1,021                -
                                                        ---------------- ----------------  ---------------- ----------------
      Allocation of undistributed earnings               $       19,476   $        3,537    $       15,727   $        3,035
                                                        ================ ================  ================ ================
    Denominator:
      Number of shares used in basic computation                 36,926           12,336            35,930           12,912
      Weighted average effect of dilutive securities:
        Conversion of Class B to Class A shares                  12,336                -            12,912                -
        Employee stock options (2)                                  724               76               841              181
        Convertible preferred stock                                 338                -               338                -
        Convertible notes                                         8,692                -             8,692                -
                                                        ---------------- ----------------  ---------------- ----------------
      Number of shares used in per share
        computations                                             59,016           12,412            58,713           13,093
                                                        ================ ================  ================ ================

Diluted earnings per share (1)                           $         0.33   $         0.29    $         0.27   $         0.23
                                                        ================ ================  ================ ================

----------
(1) Excluded from the computation of diluted earnings per share were outstanding stock options whose exercise prices were greater than the average market price of the common shares for the period reported. For the three months ended December 31, 2006 and 2005, excluded from the computation were options to purchase 518 and 690 shares of Class A and Class B Common Stock, respectively.
(2) Includes adjustment to reflect impact of unrecognized stock-based compensation and excess tax benefits in applying the treasury stock method and unvested stock options in the two-year forfeiture period.

The following table sets forth the computation of basic and diluted earnings per share for the nine months ended December 31, 2006 and 2005:

                                                                              NINE MONTHS ENDED DECEMBER 31,
                                                        -------------------------------------------------------------------------
                                                                        2006                                 2005
                                                        ------------------------------------ ------------------------------------
                                                             CLASS A            CLASS B            CLASS A           CLASS B
                                                        -----------------  ----------------- ------------------ -----------------
                                                                                                        (AS RESTATED)
Basic earnings per share:
    Numerator:
      Allocation of undistributed earnings before
        cumulative effect of change in accounting
        principle                                        $        30,131    $         8,486   $            273   $            83
      Allocation of cumulative effect of
        change in accounting principle                             1,542                434                  -                 -
                                                        -----------------  ----------------- ------------------ -----------------
      Allocation of undistributed earnings               $        31,673    $         8,920   $            273   $            83
                                                        =================  ================= ================== =================
    Denominator:
      Weighted average shares outstanding                         37,100             12,475             36,156            13,161
      Less - weighted average unvested
        common shares subject to repurchase                         (343)               (53)              (468)             (161)
                                                        -----------------  ----------------- ------------------ -----------------
      Number of shares used in per
        share computations                                        36,757             12,422             35,688            13,000
                                                        =================  ================= ================== =================

Basic earnings per share before cumulative
    effect of change in accounting principle             $          0.82    $          0.68   $           0.01   $          0.01
Per share effect of cumulative effect of
    change in accounting principle                                  0.04               0.04                  -                 -
                                                        -----------------  ----------------- ------------------ -----------------
Basic earnings per share                                 $          0.86    $          0.72   $           0.01   $          0.01
                                                        =================  ================= ================== =================

Diluted earnings per share:
    Numerator:
      Allocation of undistributed earnings
        for basic computation before cumulative
        effect of change in accounting principle         $        30,131    $         8,486   $            273   $            83
      Reallocation of undistributed earnings as a
        result of conversion of Class B to
        Class A shares                                             8,486                  -                 83                 -
      Reallocation of undistributed earnings to
        Class B shares                                                 -               (845)                 -                 -
      Add - preferred stock dividends                                 52                  -                  -                 -
      Add - interest expense convertible notes                     2,929                  -                  -                 -
                                                        -----------------  ----------------- ------------------ -----------------
      Allocation of undistributed earnings
        for diluted computation before cumulative
        effect of change in accounting principle                  41,598              7,641                356                83
      Allocation of cumulative effect of
        change in accounting principle                             1,976                363                  -                 -
                                                        -----------------  ----------------- ------------------ -----------------
      Allocation of undistributed earnings               $        43,574    $         8,004   $            356   $            83
                                                        =================  ================= ================== =================

                                                           (CONTINUED)




                                                                               NINE MONTHS ENDED DECEMBER 31,
                                                         --------------------------------------------------------------------------
                                                                         2006                                  2005
                                                         ------------------------------------  ------------------------------------
                                                              CLASS A            CLASS B            CLASS A            CLASS B
                                                         -----------------  -----------------  -----------------  -----------------
                                                                                                          (AS RESTATED)
Diluted earnings per share (continued):
    Denominator:
      Number of shares used in basic computation                   36,757             12,422             35,688             13,000
      Weighted average effect of dilutive securities:
        Conversion of Class B to Class A shares                    12,422                  -             13,000                  -
        Employee stock options (2)                                    719                107                896                195
        Convertible preferred stock                                   338                  -                  -                  -
        Convertible notes                                           8,692                  -                  -                  -
                                                         -----------------  -----------------  -----------------  -----------------
      Number of shares used in per share
        computations                                               58,928             12,529             49,584             13,195
                                                         =================  =================  =================  =================

Diluted earnings per share before cumulative
    effect of change in accounting principle              $          0.71    $          0.61    $          0.01    $          0.01
Per share effect of cumulative effect of
    change in accounting principle                                   0.03               0.03                  -                  -
                                                         -----------------  -----------------  -----------------  -----------------
Diluted earnings per share (1)                            $          0.74    $          0.64    $          0.01    $          0.01
                                                         =================  =================  =================  =================

-------------------
(1) Excluded from the computation of diluted earnings per share were outstanding stock options whose exercise prices were greater than the average market price of the common shares for the period reported. For the nine months ended December 31, 2006, excluded from the computation were options to purchase 778 shares of Class A and Class B Common Stock. For the nine months ended December 31, 2005, there were stock options to purchase 916 shares of Class A and Class B Common Stock, preferred shares convertible into 338 shares of Class A Common Stock and $200,000 principal amount of Convertible Subordinated Notes convertible into 8,692 shares of Class A Common Stock that were excluded from the computation of diluted loss per share because their effect would have been anti-dilutive.
(2) Includes adjustment to reflect impact of unrecognized stock-based compensation and excess tax benefits in applying the treasury stock method and unvested stock options in the two-year forfeiture period.


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

In accordance with the provisions of SFAS 123R, share-based compensation expense recognized during a period is based on the value of the portion of share-based awards that are expected to vest with employees. Accordingly, the recognition of share-based compensation expense beginning April 1, 2006 has been reduced for estimated future forfeitures. SFAS 123R requires forfeitures to be estimated at the time of grant with adjustments recorded in subsequent period compensation expense if actual forfeitures differ from those estimates. Prior to implementing SFAS 123R, the Company accounted for forfeitures as they occurred for the disclosure of pro forma information presented in the Notes to Consolidated Financial Statements for prior periods. Upon adoption of SFAS 123R on April 1, 2006, the Company recognized the cumulative effect of a change in accounting principle to reflect the effect of estimated forfeitures related to outstanding awards that are not expected to vest as of the adoption date. The cumulative adjustment increased net income for the nine months ended December 31, 2006 by $1,976, net of tax, and increased diluted earnings per share for Class A and Class B shares by $0.03 and $0.03, respectively.

The Company recognized, in accordance with SFAS 123R, stock-based compensation of $1,029 and $2,948, respectively, and related tax benefits of $289 and $859, respectively, for the three and nine months ended December 31, 2006. As a result of the restatement discussed in Note 2, stock-based compensation totaling $234 and $686 and related tax benefits of $72 and $211 were recognized during the three and nine months ended December 31, 2005, respectively. There was no stock-based employee compensation cost capitalized as of December 31, 2006. Cash received from stock option deposits was $1,247 and $144 for the three months ended December 31, 2006 and 2005, respectively, and $3,667 and $594 for the nine months ended December 31, 2006 and 2005, respectively. The actual tax benefit realized from tax deductions associated with stock option exercises (at expiration of two-year forfeiture period) was $339 and $458 for the three months ended December 31, 2006 and 2005, respectively, and $762 and $1,067 for the nine months ended December 31, 2006 and 2005, respectively.

The following weighted average assumptions were used for stock options granted during the three and nine months ended December 31, 2006 and 2005:



                                                                THREE MONTHS ENDED             NINE MONTHS ENDED
                                                                    DECEMBER 31,                  DECEMBER 31,
                                                               --------------------           -------------------
                                                               2006            2005           2006           2005
                                                               ----            ----           ----           ----
                                                                          (AS RESTATED)                 (AS RESTATED)
     Dividend yield...............................               None           None            None           None
     Expected volatility..........................                45%            48%             45%            48%
     Risk-free interest rate......................              4.93%          4.92%           4.93%          4.93%
     Expected term ...............................          8.9 years      8.9 years       8.9 years      8.9 years
     Weighted average fair value per share
       at grant date..............................          $   14.14       $  13.41        $  12.98       $  12.16

A summary of the changes in the Company's stock option plan during the nine months ended December 31, 2006 is presented below (in thousands, except per share amounts):

                                                                                  WEIGHTED
                                                                   WEIGHTED        AVERAGE
                                                                    AVERAGE        REMAINING     AGGREGATE
                                                                   EXERCISE      CONTRACTUAL     INTRINSIC
                                                  SHARES             PRICE           TERM          VALUE
                                                  ------             -----           ----          -----
Balance, March 31, 2006 (as restated)......          3,926       $    14.71
Options granted............................            555            18.66
Options exercised..........................           (331)            9.33                     $    4,947
Options canceled...........................           (256)           16.00
                                               -----------
Balance, December 31, 2006.................          3,894            16.10           5.5       $   30,172
                                               ===========

Expected to vest at
     December 31, 2006.....................          3,018       $    16.10           5.5       $   23,383

Options exercisable at
     December 31, 2006 (excluding shares
     in the two-year forfeiture period)....          1,374       $    15.53           4.2       $   13,165


As of December 31, 2006, the Company had $36,994 of total unrecognized compensation expense, net of estimated forfeitures, related to stock option grants, which will be recognized over the remaining weighted average period of
5.0 years.

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

                                                      THREE MONTHS ENDED                        NINE MONTHS ENDED
                                                       DECEMBER 31, 2005                        DECEMBER 31, 2005
                                           ---------------------------------------   ---------------------------------------
                                                AS                                        AS
                                            PREVIOUSLY                    AS          PREVIOUSLY                    AS
                                             REPORTED   ADJUSTMENTS    RESTATED        REPORTED   ADJUSTMENTS    RESTATED
                                             --------   -----------    --------        --------   -----------    --------
Net income                                  $   14,414  $       292    $  14,706      $    3,985  $    (3,577)   $     408
Add: Stock-based compensation
    expense included in reported
    net income, net of tax                           -          162          162               -          475          475
Deduct: Stock-based compensation
    using the fair value based
    method for all awards                         (206)        (596)        (802)           (606)      (1,471)      (2,077)
                                           --------------------------------------    --------------------------------------
Pro forma net income                        $   14,208  $      (142)   $  14,066      $    3,379  $    (4,573)   $  (1,194)
                                           ======================================    ======================================

Earnings per share:
    Basic - Class A common                  $     0.31  $         -    $    0.31      $     0.08  $     (0.07)   $    0.01
    Basic - Class B common                        0.25         0.01         0.26            0.07        (0.06)        0.01
    Diluted - Class A common                      0.26         0.01         0.27            0.08        (0.07)        0.01
    Diluted - Class B common                                                0.23                                      0.01

Earnings per share - pro forma:
    Basic - Class A common                  $     0.30  $         -    $    0.30      $     0.07  $     (0.10)   $   (0.03)
    Basic - Class B common                        0.25            -         0.25            0.06        (0.09)       (0.03)
    Diluted - Class A common                      0.26            -         0.26            0.07        (0.10)       (0.03)
    Diluted - Class B common                                                0.22                                     (0.03)

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

Accruals for sales provisions are presented in the consolidated financial statements as reductions to net revenues and accounts receivable. Sales provisions totaled $42,617 and $41,700 (as restated) for the three months ended December 31, 2006 and 2005, respectively, and $114,811 and $118,930 (as restated) for the nine months ended December 31, 2006 and 2005, respectively. The reserve balances related to the sales provisions totaled $38,352 and $28,697 (as restated) at December 31, 2006 and March 31, 2006, respectively, and are included in "Receivables, less allowance for doubtful accounts" in the accompanying consolidated balance sheets.

7.   INVENTORIES

     Inventories consist of the following:

                                                                  DECEMBER 31, 2006      MARCH 31, 2006
                                                                  -----------------      --------------
                                                                                         (AS RESTATED)
                  Finished goods.....................                $    29,722          $    29,365
                  Work-in-process....................                     12,547                7,969
                  Raw materials......................                     39,751               33,832
                                                                     -----------          -----------
                                                                     $    82,020          $    71,166
                                                                     ===========          ===========

Management establishes reserves for potentially obsolete or slow-moving inventory based on an evaluation of inventory levels, forecasted demand and market conditions.

8.   INTANGIBLE ASSETS AND GOODWILL

     Intangible assets and goodwill consist of the following:

                                                      DECEMBER 31, 2006                      MARCH 31, 2006
                                                 ----------------------------       ----------------------------
                                                   GROSS                              GROSS
                                                 CARRYING         ACCUMULATED       CARRYING         ACCUMULATED
                                                  AMOUNT         AMORTIZATION        AMOUNT         AMORTIZATION
                                                  ------         ------------        ------         ------------

Product rights - Micro-K(R)................        $36,140        $(14,062)          $36,140          $(12,708)
Product rights - PreCare(R)................          8,433          (3,127)            8,433            (2,811)
Trademarks acquired:
     Niferex(R)............................         14,834          (2,781)           14,834            (2,225)
     Chromagen(R)/StrongStart(R)...........         27,642          (5,183)           27,642            (4,147)
License agreements.........................          4,400            (435)            4,400              (300)
Covenant not to compete....................            375             (62)              375               (34)
Trademarks and patents.....................          4,044            (733)            3,403              (604)
                                                   -------        ---------          -------          ---------
  Total intangible assets..................         95,868         (26,383)           95,227           (22,829)
Goodwill...................................            557               -               557                 -
                                                   -------        ---------          -------          ---------
                                                   $96,425        $(26,383)          $95,784          $(22,829)
                                                   =======        =========          =======          =========


As of December 31, 2006, the Company's intangible assets have a weighted average useful life of approximately 19 years. Amortization expense for intangible assets was $1,204 and $1,198 for the three months ended December 31, 2006 and 2005, respectively, and $3,602 and $3,589 for the nine months ended December 31, 2006 and 2005, respectively.

Assuming no additions, disposals or adjustments are made to the carrying values and/or useful lives of the intangible assets, annual amortization expense on product rights, trademarks acquired and other intangible assets is estimated to be approximately $1,207 for the remainder of fiscal 2007 and approximately $4,828 in each of the four succeeding fiscal years.

9.   REVOLVING CREDIT AGREEMENT

On June 9, 2006, the Company replaced its $140,000 credit line by entering into a new syndicated credit agreement with ten banks that provides for a revolving line of credit for borrowing up to $320,000. The new credit agreement also includes a provision for increasing the revolving commitment, at the lenders' sole discretion, by up to an additional $50,000. The new credit facility is unsecured unless the Company, under certain specified circumstances, utilizes the facility to redeem part or all of its outstanding Convertible Subordinated Notes. Interest is charged under the facility at the lower of the prime rate or LIBOR plus 62.5 to 150 basis points depending on the ratio of senior debt to EBITDA. The new credit agreement contains financial covenants that impose limits on dividend payments, require minimum equity, a maximum senior leverage ratio and minimum fixed charge coverage ratio. The new credit facility has a five-year term expiring in June 2011. As of December 31, 2006, there were no borrowings outstanding under the new credit facility.

10.   LONG-TERM DEBT

     Long-term debt consists of the following:

                                                                  DECEMBER 31, 2006        MARCH 31, 2006
                                                                  -----------------        --------------
                  Building mortgages..........................       $    41,815           $   43,000
                  Convertible notes...........................           200,000              200,000
                                                                     -----------           ----------
                                                                         241,815              243,000
                  Less current portion........................            (1,875)              (1,681)
                                                                     -----------           ----------
                                                                     $   239,940           $  241,319
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

Certain conversion features of the Notes and the contingent interest feature meet the criteria of and qualify as embedded derivatives. Although these features represent embedded derivative financial instruments, based on the de minimis value of them at the time of issuance and at December 31, 2006, no value has been assigned to these embedded derivatives.

The Notes, which are unsecured, do not contain any restrictions on the payment of dividends, the incurrence of additional indebtedness or the repurchase of the Company's securities, and do not contain any financial covenants.

11.    TAXABLE INDUSTRIAL REVENUE BONDS

In December 2005, the Company entered into a financing arrangement with St. Louis County, Missouri related to expansion of its operations in St. Louis County. Up to $135,500 of industrial revenue bonds may be issued to the Company by St. Louis County relative to capital improvements made through December 31, 2009. This agreement provides that 50% of the real and personal property taxes on up to $135,500 of capital improvements will be abated for a period of ten years subsequent to the property being placed in service. Industrial revenue bonds totaling $109,397 were outstanding at December 31, 2006. The industrial revenue bonds are issued by St. Louis County to the Company upon its payment of qualifying costs of capital improvements, which are then leased by the Company for a period ending December 1, 2019, unless earlier terminated. The Company has the option at any time to discontinue the arrangement and regain full title to the abated property. The industrial revenue bonds bear interest at 4.25% per annum and are payable as to principal and interest concurrently with payments due under the terms of the lease. The Company has classified the leased assets as property and equipment and has established a capital lease obligation equal to the outstanding principal balance of the industrial revenue bonds. Lease payments may be made by tendering an equivalent portion of the industrial revenue bonds. As the capital lease payments to St. Louis County may be satisfied by tendering industrial revenue bonds (which is the Company's intention), the capital lease obligation, industrial revenue bonds and related interest expense and interest income, respectively, have been offset for presentation purposes in the Consolidated Financial Statements.

12.   COMPREHENSIVE INCOME

Comprehensive income includes all changes in equity during a period except those that resulted from investments by or distributions to the Company's shareholders. Other comprehensive income refers to revenues, expenses, gains and losses that, under generally accepted accounting principles, are included in comprehensive income, but excluded from net income as these amounts are recorded directly as an adjustment to shareholders' equity. For the Company, comprehensive income is comprised of net income and the net changes in unrealized gains and losses on available for sale marketable securities, net of applicable income taxes. Total comprehensive income totaled $18,632 and $14,681 (as restated) for the three months ended December 31, 2006 and 2005, respectively, and $40,856 and $369 (as restated) for the nine months ended December 31, 2006 and 2005, respectively.

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

The following presents information for the Company's reportable operating segments for the three and nine months ended December 31, 2006 and 2005.


                              THREE MONTHS
                                  ENDED           BRANDED     SPECIALTY     SPECIALTY      ALL
                               DECEMBER 31,      PRODUCTS      GENERICS     MATERIALS     OTHER       ELIMINATIONS    CONSOLIDATED
                               ------------      --------      --------     ---------     -----       ------------    ------------
   Net revenues                     2006          $48,311      $64,745        $4,545    $     348      $     -       $ 117,949
       (as restated)                2005           42,910       55,056         3,433          353            -         101,752

   Segment profit (loss)            2006           22,102       35,956           725      (30,735)           -          28,048
       (as restated)                2005           18,232       27,171          (657)     (22,556)           -          22,190
   Identifiable assets
   (at period end)                  2006           28,858       87,736         7,967      552,380       (1,158)        675,783
       (as restated)                2005           28,833       71,184         8,273      462,002       (1,158)        569,134

   Property and                     2006                3            -             -        3,292            -           3,295
       equipment additions          2005                -        1,005           117        9,339            -          10,461

   Depreciation and                 2006              178           84            40        5,312            -           5,614
       amortization                 2005              146           82            43        4,405            -           4,676

                               NINE MONTHS
                                  ENDED           BRANDED     SPECIALTY     SPECIALTY      ALL
                               DECEMBER 31,      PRODUCTS      GENERICS     MATERIALS     OTHER       ELIMINATIONS    CONSOLIDATED
                               ------------      --------      --------     ---------     -----       ------------    ------------
   Net revenues                     2006         $138,453     $170,072       $13,206    $   1,401      $     -       $ 323,132
       (as restated)                2005          107,664      157,825        12,386        1,242            -         279,117

   Segment profit (loss)            2006           62,317       88,341         2,047      (91,667)           -          61,038
       (as restated)                2005           39,488       78,853         1,327     (101,986)           -          17,682

   Property and                     2006               96            -             -       21,538            -          21,634
       equipment additions          2005              124        1,048           333       45,812            -          47,317

   Depreciation and                 2006              533          253           121       15,755            -          16,662
       amortization                 2005              432          233           125       12,275            -          13,065

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

After the Company filed ANDAs with the FDA seeking permission to market a generic version of the 25 mg, 50 mg,

100 mg, and 200 mg strengths of Toprol-XL(R) in extended-release capsule form, AstraZeneca filed lawsuits against KV for patent infringement under the provisions of the Hatch-Waxman Act. In the Company's
Paragraph IV certification, KV contended that its proposed generic versions do not infringe AstraZeneca's patents. Pursuant to the Hatch-
Waxman Act, the filing date of the suit against the Company instituted an automatic stay of FDA approval of the Company's ANDA until the earlier of a judgment, or 30 months from the date of the suit. The
Company filed motions for summary judgment with the United States District Court in Missouri alleging, among other things, that AstraZeneca's patent is invalid and unenforceable. These motions were granted and AstraZeneca appealed. On July 23, 2007, the Court of Appeals for the Federal Circuit affirmed the decision of the District Court below with respect to the invalidity of AstraZeneca's patent but reversed and remanded with respect to inequitable conduct by AstraZeneca. AstraZeneca filed for rehearing by the Federal Circuit, which was denied and the time has now run with respect to any petition for certiorari to the United States Supreme Court. As a result, the Company no longer faces the prospect of any liability to AstraZeneca in connection with this lawsuit. KV is, however, proceeding with its counterclaim against AstraZeneca for inequitable conduct in obtaining the patents that have been ruled invalid, in order to recover the Company's defense costs, including legal fees; however, it cannot give any assurance it will prevail.

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

In March 2007, the FASB ratified the consensus reached by the Emerging Issues Task Force ("EIFT") in Issue No. 06-10, "Accounting for Collateral Assignment Split-Dollar Life Insurance Arrangements" ("Issue 06-10"). Issue 06-10 requires companies with collateral assignment split-dollar life insurance policies that provide a benefit to an employee that extends to postretirement periods to recognize a liability for future benefits based on the substantive agreement with the employee. Recognition should be in accordance with FASB Statement
No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," or APB Opinion No. 12, "Omnibus Opinion - 1967," depending on whether a substantive plan is deemed to exist. Companies are permitted to recognize the effects of applying the consensus through either (1) a change in accounting principle through a cumulative-effect adjustment to retained earnings or to other components of equity or net assets as of the beginning of the year of adoption or (2) a change in accounting principle through retrospective application to all prior periods. Issue 06-10 is effective for fiscal years beginning after December 15, 2007, with early adoption permitted. The Company plans to adopt Issue 06-10 at the beginning of fiscal 2009 and is evaluating the impact of the adoption of Issue 06-10 on its financial condition and results of operations.

In June 2007, the FASB ratified the consensus reached by the EITF on Issue No. 07-3, Accounting for Advance Payments for Goods or Services Received for Use in Future Research and Development Activities ("Issue 07-3"), which is effective December 15, 2007 and is applied prospectively for new contracts entered into on or after the effective date. Issue 07-3 addresses nonrefundable advance payments for goods or services for use in future research and development activities. Issue 07-3 will require that these payments that will be used or rendered for future research and development activities be deferred and capitalized and recognized as an expense as the related goods are delivered or the related services are performed. If an entity does not expect the goods to be delivered or the services to be rendered the capitalized advance payments should be expensed. The Company is assessing the effects of adoption of Issue 07-3 on its financial condition and results of operations.


In September 2007, the EITF reached a consensus on Issue No. 07-1 ("Issue 07-1"), "Accounting for Collaborative Arrangements." The scope of Issue 07-1 is limited to collaborative arrangements where no separate legal entity exists and in which the parties are active participants and are exposed to significant risks and rewards that depend on the success of the activity. The EITF concluded that revenue transactions with third parties and associated costs incurred should be reported in the appropriate line item in each company's financial statements pursuant to the guidance in Issue 99-19, "Reporting Revenue Gross as a Principal versus Net as an Agent." The EITF also concluded that the equity method of accounting under Accounting Principles Board Opinion 18, "The Equity Method of Accounting for

Investments in Common Stock," should not be applied to arrangements that are not conducted through a separate legal entity. The EITF also concluded that the income statement classification of payments made between the parties in an arrangement should be based on a consideration of the following factors: the nature and terms of the arrangement; the nature of the entities' operations; and whether the partners' payments are within the scope of existing GAAP. To the extent such costs are not within the scope of other authoritative accounting literature, the income statement characterization for the payments should be based on an analogy to authoritative accounting literature or a reasonable, rational, and consistently applied accounting policy election. The provisions of Issue 07-1 are effective for fiscal years beginning on or after December 15, 2007, and companies will be required to apply the provisions through retrospective application. The Company plans to adopt Issue 07-1 at the beginning of fiscal 2009 and is evaluating the impact of the adoption of Issue 07-1 on its financial condition and results of operations.

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

In December 2007, the FASB issued SFAS. 160, "Non-controlling Interests in Consolidated Financial Statements" ("SFAS 160") an amendment of ARB. 51, which will affect only those entities that have an outstanding non-controlling interest in one or more subsidiaries or that deconsolidate a subsidiary by requiring all entities to report non-controlling (minority) interests in subsidiaries in the same way as equity in the consolidated financial statements. In addition, SFAS 160 eliminates the diversity that currently exists in accounting for transactions between an entity and non-controlling interests by requiring they be treated as equity transactions. SFAS 160 is effective for fiscal years beginning after December 15, 2008. The Company plans to adopt SFAS 160 at the beginning of fiscal 2010 and is evaluating the impact of SFAS 160 on its financial condition and results of operations.

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

On January 23, 2008, the 133 employees represented by the Teamsters Union voted to decertify union representation effective February 7, 2008. As a result of the decertification, the Company incurred a withdrawal liability for the portion of the unfunded benefit obligation associated with the multi-employer pension plan administered by the union applicable to its employees covered by the plan. The withdrawal liability of $923 will be paid and recorded as an expense in fiscal year 2008.

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

However, the Special Committee concluded that stock-based compensation expense resulting from the stock option grant practices followed by the Company prior to April 2, 2006 were not recorded in accordance with GAAP because the expense computed for most of the grants reflected incorrect measurement dates for financial accounting purposes. The "measurement date" means the date on which the option expense is fixed under applicable accounting principles, namely Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," ("APB 25") and related interpretations, is the first date on which all of the following are known and not subject to change: (a) the individual who is entitled to receive the option grant, (b) the number of options that an individual is entitled to receive, and (c) the option's exercise price.

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

Both option plans require that shares received upon exercise of an option cannot be sold for two years. If the employee terminates employment voluntarily or involuntarily (other than by retirement, death or disability) during the two-year forfeiture period, the option plans provide the Company with the option of repurchasing the shares at the lower of the exercise price of the option or the fair market value of the stock on the date of termination. We have changed our accounting for stock-based compensation to consider this provision of the option plans as a forfeiture provision to be accounted for in accordance with the guidance provided in EITF No. 00-23, "Issues Related to Accounting for Stock

Based Compensation under APB 25 and FIN 44," specifically Paragraph 78 and Issue 33 (a), "Accounting for Early Exercise". In accordance with EITF No. 00-23, cash paid by an employee for the exercise price is considered a deposit or a prepayment of the exercise price that is recognized as a current liability when received by the Company at the beginning of the two-year forfeiture period. The receipt of the exercise price is recognized as a current liability because the options are deemed not exercised and the option shares are not considered issued until an employee bears the risk and rewards of ownership. The options are accounted for as exercised when the two-year forfeiture period lapses. In addition, because the options are not considered exercised for accounting purposes, the shares in the two-year forfeiture period are not considered outstanding for purposes of computing basic EPS.

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

Employee Options. The evidence obtained through the Committee's
----------------
investigation indicates that employee options were granted based on the lowest market price in the quarter of grant determined from an effective date (as defined below) to the end of the quarter. The exercise price and grant date of the options were determined by looking back from the end of the quarter to the effective date and choosing the lowest market price during that period. The date on which the market price was lowest became the grant date. This procedure to "look back" to the lowest market price in the preceding quarter to set the exercise price was widely known and understood within the Company. The effective date was either the date on which the option recipients and the number of shares to be granted were determined and approved by the CEO, the date of a promotion or the date of hire. For new hires and promotions of existing employees, which represents substantially all of the award recipients, the terms of the award, except for the exercise price, were communicated to the recipients prior to the end of the quarter. At the end of the quarter, when the exercise price was determined, written consents were prepared, dated as of the date on which the stock price was lowest during the quarter, to be approved by the members of the Compensation Committee. The evidence obtained through the investigation indicates the Compensation Committee never changed or denied approval of any grants submitted to them and, as such, their approval was considered a routine matter. Based on the evidence and findings of the Special Committee, the results of management's analysis, the criteria specified in APB 25 for determining measurement dates and guidance from the staff of the SEC, we have concluded that the measurement dates for the employee options should not have been the originally assigned grant dates, but instead, should have been the end of the quarter in which awards were granted when the exercise price and number of shares granted were fixed. Changing the measurement date from the originally assigned grant date to the end of the quarter resulted in recognition of additional stock-based compensation expense of $6.0 million, net of tax, on 2,830 stock option grants over the period from fiscal 1996 through fiscal 2006.


Director Options. Director options were issued, prior to the effective
----------------
date of the Sarbanes-Oxley Act ("Sarbanes-Oxley"), in August 2002, using the same "look back" process as described above for employee options. This process was changed when the time for Form 4's was shortened under the provisions of Sarbanes-Oxley, to award options with exercise prices equal to the fair market value of the stock on the date of grant. We concluded that the measurement date for the director options granted prior to this change in grant practice should be the end of the quarter. Changing the measurement date from the originally assigned grant date to the end of the quarter resulted in recognition of additional stock-based compensation expense of $0.7 million, net of tax, on 24 stock option grants over the period from fiscal

1996 through fiscal 2006.

Bonus Options. The terms of the CEO's employment agreement permitted him
-------------
the alternative of electing incentive stock options, restricted stock or discounted stock options in lieu of the cash payment of part or all of the annual incentive bonus due to him. In the event of an election to receive options in lieu of the cash incentive due, those options were to be valued using the Black-Scholes option pricing model, applying the same assumptions as those used in the Company's most recent proxy statement. The employment agreement provides that the CEO's annual bonus, based on the fiscal year net income, is payable after the end of the year. However, based on advice provided to us by legal counsel, and longstanding interpretation, the Company believed that it was permissible to make advance payments in the form of bonus options during the year based on the anticipated annual bonus, and did so.

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

STOCK OPTION ADJUSTMENTS
Stock-based Compensation Expense. Although the period for the Special
--------------------------------
Committee's investigation was January 1, 1995 to October 31, 2006, management extended the period of review back to 1986 for purposes of analyzing the aggregate impact of the measurement date changes because the incorrect accounting for stock options extended that far back in time. We have concluded that the measurement date changes identified by the Special Committee's investigation and management's analysis resulted in an understatement of stock-based compensation expense arising from stock option grants since fiscal 1986, effecting our consolidated financial statements for each year beginning with fiscal year ended March 31, 1986. The affect on the consolidated financial statements for the fiscal years from 1986 to 1995 was not considered material, individually or in the aggregate. Therefore, it was included as a cumulative adjustment to the stock-based compensation expense for fiscal 1996. We have determined the aggregate understatement of stock-based compensation expense for the 11-year restatement period from 1996 through 2006 was $14.0 million, net of tax, on 2,891 stock option grants.

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

Payroll Taxes, Interest and Penalties. In connection with the stock-
-------------------------------------
based compensation adjustments, we determined that certain options previously classified as ISO grants were determined to have been granted with an exercise price below the fair market value of our stock on the revised measurement date. Under the Internal Revenue Code Section 422, ISOs may not be granted with an exercise price less than the fair market value on the date of grant and, therefore, these grants would not likely qualify for ISO tax treatment. The disqualification of ISO classification exposes the Company and the affected employees to payroll related withholding taxes once the two-year forfeiture period and the substantial risk of forfeiture has lapsed (the "taxable event"). The Company and the affected employees may also be subject to interest and penalties for failing to properly withhold taxes and report this taxable event on their respective tax returns. The Company is currently reviewing the potential disqualification of ISO grants and the related withholding tax implications with the Internal Revenue Service for calendar years 2004, 2005 and 2006 in an effort to reach agreement on the resulting tax liability. In the meantime, the Company has recorded expenses related to the withholding taxes, interest and penalties associated with options which would have created a taxable event in calendar years 2004, 2005 and 2006. The Company estimates that the payroll tax liability at March 31, 2006 for the disqualification tax treatment associated with ISO awards totaled $3.3 million. In addition, we recorded an income tax benefit of $0.9 million related to this liability.

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

The stock option adjustments and related income tax impacts discussed above reduced net income by $16.3 million in aggregate for the fiscal years ended March 31, 1996 through 2006. We have restated pro forma net income and earnings per share under Statement of Financial Accounting Standards No. 123 ("SFAS 123") in Note 1 of the Notes to Consolidated Financial Statements of this Form 10-Q to reflect the impact of these adjustments for the three and nine months ended December 31, 2005.

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

RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS

This Form 10-Q reflects the restatement of our consolidated balance sheets as of March 31, 2006 and December 31, 2005, the related consolidated statements of operations for the three and nine months ended December 31, 2005, and the related consolidated statement of cash flows for the nine months ended December 31, 2005. In our Form 10-K for the year ended March 31, 2007 to be filed with the Securities and Exchange Commission (the "2007 Form 10-K"), we are restating our consolidated balance sheet as of March 31, 2006, and the related consolidated statements of income, comprehensive income, shareholders' equity, and cash flows for the fiscal years ended March 31, 2006 and 2005. We have not amended, and we do not intend to amend, our previously filed Annual Reports on Form 10-K or Quarterly Reports on Form 10-Q for each of the fiscal years and fiscal quarters of 1996 through 2006. Our 2007 Form 10-K also reflects the restatement of Selected Financial Data in Item 6 as of March 31, 2005 and as of and for the fiscal years ended March 31, 2004 and 2003.

The table below reflects the impacts of the restatement adjustments discussed above on the Company's consolidated statements of income for the periods presented below:

                                                                                                               CUMULATIVE
                                                                                                             APRIL 1, 1995
                                                      THREE MONTHS ENDED          NINE MONTHS ENDED             THROUGH
CATEGORY OF ADJUSTMENTS:                               DECEMBER 31, 2005          DECEMBER 31, 2005          MARCH 31, 2004
------------------------                            ------------------------   ------------------------  -----------------------
                                                                                                                  (a)
Pretax income impact:
  Stock-based compensation expense
    related to measurement date changes (b)          $                  234     $                  686    $              13,626
  Payroll tax expense and penalties (b)                                 611                      1,459                      439
  Other adjustments                                                  (2,112)                       748                    1,666
                                                    ------------------------   ------------------------  -----------------------
   (Increase) decrease in pretax income                              (1,267)                     2,893                   15,731
                                                    ------------------------   ------------------------  -----------------------

Income tax impact:
  Measurement date changes                                              (72)                      (211)                  (1,050)
  Payroll taxes                                                        (170)                      (404)                    (123)
  Other income tax adjustments (c)                                      560                      1,600                    1,689
Other adjustments                                                       657                       (301)                    (584)
                                                    ------------------------   ------------------------  -----------------------
   Increase (decrease) in income tax expense                            975                        684                      (68)
                                                    ------------------------   ------------------------  -----------------------

(Increase) decrease in net income                    $                 (292)    $                3,577    $              15,663
                                                    ========================   ========================  =======================

-------------------------------
(a) The cumulative effect of the restatement adjustments from fiscal 1996 through fiscal 2004 is summarized below:




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

(c) This represents liabilities associated with tax positions taken in previous years, partially offset by certain tax refunds and is not related to accounting for stock options.

(d) Includes additional expense totaling $0.6 million, from fiscal 1986 to 1995 the affect of which on the consolidated financial statements for 1996 and for each year 1986 to 1995 was not material.

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

RESULTS OF OPERATIONS

Net revenues for the three months ended December 31, 2006 increased $16.2 million, or 15.9%, as we experienced sales growth in all three of our operating segments: branded products, specialty generics and specialty materials. The resultant $12.7 million increase in gross profit was offset in part by a $7.2 million increase in operating expenses. The increase in operating expenses was primarily due to an increase in research and development expense, higher personnel costs, the impact of stock-based compensation expense recorded in conjunction with the adoption of SFAS 123R (see Note 5 to the Consolidated Financial Statements), and additional costs associated with the expansion of our facilities. As a result, net income for the second quarter increased $3.8 million, or 25.5%, to $18.5 million.

Net revenues for the nine months ended December 31, 2006 increased $44.0 million, or 15.8%, as we experienced sales growth of $30.8 million, or 28.6%, in our branded products segment and $12.2 million, or 7.8%, in our specialty generics/non-branded segment. The resulting $26.9 million increase in gross profit was offset in part by a $14.8 million increase in operating expenses before taking into account the $30.4 million of expense associated with the prior year acquisition of FemmePharma. The increase in operating expenses was primarily due to an increase in research and development expense, higher personnel costs, the impact of stock-based compensation expense recorded in conjunction with the adoption of SFAS 123R (see Note 5 to the Consolidated Financial Statements), and additional costs associated with the expansion of our facilities.

For the nine months ended December 31, 2006, we reported net income of $40.6 million compared to net income of $0.4 million for the nine months ended December 31, 2005. During the prior year nine-month period, we recorded expense of $30.4 million in connection with the FemmePharma acquisition (see Note 3 to the Consolidated Financial Statements) that consisted of $29.6 million for acquired in-process research and development and $0.9 million in direct expenses related to the transaction. Excluding the $30.4 million of expense associated with the prior year acquisition of FemmePharma, net income for the nine months ended December 31, 2006 would have increased $9.8 million, or 31.8%.


NET REVENUES BY SEGMENT
-----------------------
  ($ IN THOUSANDS)
-----------------------

                                         THREE MONTHS ENDED                 NINE MONTHS ENDED
                                            DECEMBER 31,                        DECEMBER 31,
                                 ----------------------------------  ----------------------------------
                                                               %                                   %
                                    2006        2005        CHANGE      2006        2005        CHANGE
                                 ---------    ---------    --------  ---------   ----------   ---------
                                            (AS RESTATED)                       (AS RESTATED)
  Branded products                 $48,311     $42,910       12.6%    $138,453    $107,664       28.6%
   as % of total net revenues         41.0%       42.2%                   42.8%       38.6%
  Specialty generics/non-branded    64,745      55,056       17.6%     170,072     157,825        7.8%
   as % of total net revenues         54.9%       54.1%                   52.6%       56.5%
  Specialty materials                4,545       3,433       32.4%      13,206      12,386        6.6%
   as % of total net revenues          3.9%        3.4%                    4.1%        4.4%
    Other                              348         353       (1.4)%      1,401       1,242       12.8%

  Total net revenues              $117,949    $101,752        15.9%   $323,132    $279,117       15.8%

The increases in branded product sales of $5.4 million and $30.8 million for the three- and nine-month periods, respectively, were due primarily to continued sales growth from our prescription prenatal and hematinic product lines coupled with increased sales of our anti-infective brand, Clindesse(TM). Sales from our PreCare(R) product line increased 15.9% to $22.2 million and 53.1% to $59.2 million during the three- and nine-month periods, respectively. These increases were primarily due to sales growth experienced by PrimaCare(R) ONE, the introduction of PreCare Premier(TM) and product line price increases that have occurred over the past 12 months. Sales of PrimaCare(R) ONE increased $7.4 million, or 86.6%, for the quarter and $21.8 million, or 147.0%, for the nine-month period due primarily to continued market share gains. Specifically, PrimaCare(R) ONE has experienced increases in prescription volume of 78.6% and 142.0% during the three- and nine-month periods, respectively. Sales from our hematinic products increased 30.5% to $9.6 million and 23.4% to $30.3 million during the three- and nine-month periods, respectively. These increases mainly reflected the sales growth of Repliva 21/7(TM), a new hematinic product introduced in the second quarter of last year. Clindesse(TM), a single-dose prescription cream therapy indicated to treat bacterial vaginosis, experienced sales growth of 41.2% to $4.4 million and 24.9% to $18.8 million as our share of the prescription intravaginal bacterial vaginosis market increased to 23.0% at the end of the third quarter. For the nine-month period, the increase in Clindesse(TM) sales also reflected the impact of a price increase in September 2006. Sales of Gynazole-1(R), our vaginal antifungal cream product, declined 11.1% to $8.5 million for the quarter and increased 1.5% to $21.9 million for the nine-month period. The change in Gynazole-1(R) sales was impacted by price increases that have occurred over the past 12 months offset by a decline in market share.

The growth in specialty generic net sales of $9.7 million and $12.2 million for the three- and nine-month periods, respectively, resulted primarily from sales of new products. In September 2006, we expanded our cardiovascular product line when we received approval to market six strengths of Diltiazem HCI ER Capsules (AB rated to Tiazac(R)).
Although the six strengths of Diltiazem HCI ER Capsules were launched late in September 2006, we were able to generate incremental revenues of $6.1 million and $7.4 million for the three- and nine-month periods, respectively. The remainder of the increases primarily resulted from the impact of price increases on certain cardiovascular and pain management products, offset in part by a decline in sales volume from certain pain management products during the quarter and certain prenatal vitamin products during the nine-month period.

The increases in specialty material product sales for the three- and nine-month periods were primarily due to the impact of price increases on certain products.


GROSS PROFIT BY SEGMENT
-----------------------
  ($ IN THOUSANDS)
-----------------------

                                         THREE MONTHS ENDED                  NINE MONTHS ENDED
                                            DECEMBER 31,                        DECEMBER 31,
                                 ----------------------------------  ----------------------------------
                                                               %                                   %
                                    2006        2005        CHANGE      2006        2005        CHANGE
                                 ---------    ---------    --------  ---------   ----------   ---------
                                            (AS RESTATED)                       (AS RESTATED)
  Branded products                 $42,532     $37,427       13.6%    $122,297     $95,160      28.5%
   as % of  net revenues              88.0%       87.2%                   88.3%       88.4%
  Specialty generics/non-branded    38,148      29,728       28.3%      97,824      86,961      12.5%
   as % of net revenues               58.9%       54.0%                   57.5%       55.1%
  Specialty materials                1,404         458      206.6%       4,467       4,030      10.8%
   as % of net revenues               30.9%       13.3%                   33.8%       32.5%
  Other                             (2,574)       (850)    (202.8)%    (12,220)       (699)       NM
   Total gross profit               $79,510     $66,763       19.1%    $212,368    $185,452      14.5%
   as % of total net revenues          67.4%       65.6%                   65.7%       66.4%

The increases in gross profit of $12.7 million and $26.9 million for the three- and nine-month periods, respectively, were primarily attributable to the sales growth experienced by all three of our segments: branded products, specialty generics, and specialty materials. For the three- and nine-month periods, the higher specialty generic gross profit percentage was primarily attributable to sales of new specialty generic products coupled with the impact of price increases on certain specialty generic cardiovascular and pain management products. Impacting the Other category were contract manufacturing revenues, pricing and production variances, and changes to inventory reserves associated with production. Any inventory reserve changes associated with finished goods are reflected in the applicable segment. The fluctuation in the Other category for the nine-month period was primarily due to the impact of higher production costs during the first six months of the fiscal year that resulted from lower-than-expected production volume, coupled with an increase in the provision for obsolete inventory on existing products. Also, during the second and third quarters, we recorded provisions associated with certain new products where production occurred prior to receiving FDA approval and the upcoming expiration dates made them unsalable. The provision for obsolete inventory for the nine months ended December 31, 2006 and 2005 was $8.2 million and $3.0 million, respectively.


RESEARCH AND DEVELOPMENT
------------------------
  ($ IN THOUSANDS)
------------------------

                                         THREE MONTHS ENDED                  NINE MONTHS ENDED
                                            DECEMBER 31,                        DECEMBER 31,
                                 ----------------------------------  ----------------------------------
                                                               %                                   %
                                    2006        2005        CHANGE      2006        2005        CHANGE
                                 ---------    ---------    --------  ---------   ----------   ---------
  Research and development          $8,319      $6,817       22.0% $    22,605     $20,869       8.3%
    as % of total net revenues         7.1%        6.7%                    7.0%        7.5%

The increases in research and development expense of $1.5 million and $1.7 million for the three- and nine-month periods, respectively, were due to increased spending on bioequivalency studies as we continue active development of various brand and generic/non-brand products in our internal and external pipelines coupled with an increase in research and development personnel.

PURCHASED IN-PROCESS RESEARCH AND DEVELOPMENT
---------------------------------------------
  ($ IN THOUSANDS)
-----------------------

                                         THREE MONTHS ENDED                  NINE MONTHS ENDED
                                            DECEMBER 31,                        DECEMBER 31,
                                 ----------------------------------  ----------------------------------
                                                               %                                   %
                                    2006        2005        CHANGE      2006        2005        CHANGE
                                 ---------    ---------    --------  ---------   ----------   ---------
Purchased in-process research
  and development                     $ -          $ -          - %       $ -     $30,441         NM
    as % of total net revenues          - %          - %                    - %      10.9%

During the nine months ended December 31, 2005, we recorded expense of $30.4 million in connection with the FemmePharma acquisition (see Note 3 to the Consolidated Financial Statements) that consisted of $29.6 million for acquired in-process research and development and $0.9 million in direct expenses related to the transaction. The valuation of acquired in-process research and development represented the estimated fair value of the worldwide marketing rights to an endometriosis product we acquired as part of the FemmePharma, Inc. acquisition that, at the time of the acquisition, had no alternative future use and for which technological feasibility had not been established.


SELLING AND ADMINISTRATIVE
--------------------------
  ($ IN THOUSANDS)
-----------------------

                                         THREE MONTHS ENDED                  NINE MONTHS ENDED
                                            DECEMBER 31,                        DECEMBER 31,
                                 ----------------------------------  ----------------------------------
                                                               %                                   %
                                    2006        2005        CHANGE      2006        2005        CHANGE
                                 ---------    ---------    --------  ---------   ----------   ---------
                                            (AS RESTATED)                       (AS RESTATED)
 Selling and administrative        $41,965     $36,292       15.6%    $124,974    $111,891      11.7%
   as % of total net revenues         35.6%       35.7%                   38.7%       40.1%

The increases in selling and administrative expense of $5.7 million and $13.1 million for the three- and nine-month periods were primarily due to greater personnel costs associated with increases in management and other personnel, an increase in branded marketing and promotions expense and increases in expense resulting from facility expansion. The increases in personnel costs were also impacted by the adoption of SFAS 123R, "Share Based Payment," using the modified prospective method which resulted in the recognition of incremental stock-based compensation expense during the three- and nine-month periods of $0.8 million and $2.3 million, respectively. We adopted SFAS 123R using the modified prospective method and, as a result, did not retroactively adjust results from prior periods. Prior to the adoption of SFAS 123R, we accounted for stock-based compensation using the intrinsic value method prescribed in APB 25 (see the "Explanatory Note" immediately preceding
Part I, Item 1, "Management's Discussion and Analysis of Financial Condition and Results of Operation", and Note 2 "Restatement of Consolidated Financial Statements" of the Notes to Consolidated Financial Statements in this Form 10-Q). For the nine-month period, the increase in selling and administrative expense was offset in part by a $0.8 million reimbursement of legal fees received during the first quarter.


OPERATING INCOME
----------------
  ($ IN THOUSANDS)
-----------------------

                                         THREE MONTHS ENDED                  NINE MONTHS ENDED
                                            DECEMBER 31,                        DECEMBER 31,
                                 ----------------------------------  ----------------------------------
                                                               %                                   %
                                    2006        2005        CHANGE      2006        2005        CHANGE
                                 ---------    ---------    --------  ---------   ----------   ---------
                                            (AS RESTATED)                       (AS RESTATED)

 Operating income                  $28,022     $22,456       24.8%     $61,187     $18,662     227.9%

For the nine-month period, the improvement in operating income was partially due to the $30.4 million of expense we recorded during the nine months ended December 31, 2005 in connection with the FemmePharma acquisition. Excluding the effect of this $30.4 million of expense, operating income for the nine months ended December 31, 2006 would have increased $12.1 million, or 24.6%.

INTEREST EXPENSE
----------------
  ($ IN THOUSANDS)
-----------------------

                                         THREE MONTHS ENDED                  NINE MONTHS ENDED
                                            DECEMBER 31,                        DECEMBER 31,
                                 ----------------------------------  ----------------------------------
                                                               %                                   %
                                    2006        2005        CHANGE      2006        2005        CHANGE
                                 ---------    ---------    --------  ---------   ----------   ---------

    Interest expense                $2,214      $1,538       44.0%      $6,755      $4,382      54.2%
     as % of total net revenues        1.9%        1.5%                    2.1%        1.6%

The increases in interest expense for the three- and nine-month periods resulted from interest incurred on the $43.0 million mortgage loan agreement we entered into in March 2006 coupled with the completion of a number of sizable capital projects during fiscal 2006 and the reduced level of capitalized interest thereon.


INTEREST AND OTHER INCOME
-------------------------
  ($ IN THOUSANDS)
-------------------------

                                         THREE MONTHS ENDED                  NINE MONTHS ENDED
                                            DECEMBER 31,                        DECEMBER 31,
                                 ----------------------------------  ----------------------------------
                                                               %                                   %
                                    2006        2005        CHANGE      2006        2005        CHANGE
                                 ---------    ---------    --------  ---------   ----------   ---------

    Interest and other income       $2,240      $1,272       76.1%      $6,606      $3,402      94.2%
     as % of total net revenues       1.9%         1.3%                    2.0%        1.2%

The increases in interest and other income for the three- and nine-month periods were primarily due to an increase in interest income on short-term investments and dividends earned on the Strides redeemable preferred stock investment. The increases in interest income on short-term investments resulted from an increase in the average balance of invested cash and an increase in short-term interest rates.


PROVISION FOR INCOME TAXES
--------------------------
  ($ IN THOUSANDS)
-----------------------

                                         THREE MONTHS ENDED                  NINE MONTHS ENDED
                                            DECEMBER 31,                        DECEMBER 31,
                                 ----------------------------------  ----------------------------------
                                                               %                                   %
                                    2006        2005        CHANGE      2006        2005        CHANGE
                                 ---------    ---------    --------  ---------   ----------   ---------
                                            (AS RESTATED)                       (AS RESTATED)
 Provision for income taxes         $9,586      $7,484       28.1% $    22,369     $17,274      29.5%
 Effective tax rate                   34.2%       33.7%                   36.6%       35.9%

The decline in the effective tax rate for the quarter was primarily due to the retroactive passage in December 2006 of Federal research and experimentation tax credits that had previously expired on December 31, 2005. The lower than expected effective tax rates for both the current and prior quarter resulted from the reversal of certain tax liabilities associated with tax positions from previous years that upon review were determined to no longer be necessary. The effective tax rates for all periods were also adversely affected by the non-deductibility of stock-based compensation on certain of our outstanding stock options that were issued as incentive stock options (see Note 2 to the Consolidated Financial Statements). For the nine months ended December 31, 2005, we recorded a provision for income taxes whereby the $30.4 million of expense we recognized for the FemmePharma acquisition was determined to not be deductible for tax purposes. The effective tax rate of 35.9% for that period was applied to a pre-tax income amount for the nine months ended December 31, 2005 that excluded the FemmePharma acquisition expense of $30.4 million.

NET INCOME AND DILUTED EARNINGS PER SHARE
------------------------------------------
  ($ IN THOUSANDS)
-----------------------

                                         THREE MONTHS ENDED                  NINE MONTHS ENDED
                                            DECEMBER 31,                        DECEMBER 31,
                                 ----------------------------------  ----------------------------------
                                                               %                                   %
                                    2006        2005        CHANGE      2006        2005        CHANGE
                                 ---------    ---------    --------  ---------   ----------   ---------
                                            (AS RESTATED)                       (AS RESTATED)
    Net income                     $18,462     $14,706       25.5%     $40,645        $408          NM
    Diluted earnings  per
    Class A share                     0.33        0.27       22.2%        0.74        0.01          NM
    Diluted earnings per
    Class B share                     0.29        0.23       26.1%        0.64        0.01          NM


For the nine-month period, the improvement in net income per share was partially due to the $30.4 million of expense we recorded during the nine months ended December 31, 2005 in connection with the FemmePharma acquisition. Excluding the effect of the $30.4 million of expense associated with the prior year acquisition of FemmePharma, net income for the nine months ended December 31, 2006 would have increased $9.8 million, or 31.8%.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents and working capital were $55.6 million and $349.3 million, respectively, at December 31, 2006, compared to $100.7 million and $305.0 million, respectively, at March 31, 2006. The decrease in cash and cash equivalents resulted primarily from the $48.3 million of additional short-term marketable securities that were purchased and classified as available for sale during the nine months ended December 31, 2006. The increase in working capital resulted primarily from a $30.3 million increase in receivables and a $10.9 million increase in inventories. The increase in receivables was principally due to higher sales and the increase in inventories related primarily to new products we introduced.

In addition, we had $117.0 million invested in auction rate securities ("ARS") at December 31, 2006. The ARS held by the Company are AAA rated securities with long-term maturities secured by student loans which are guaranteed by the U.S. Government. The interest rates on these securities are reset through an auction process that resets the applicable interest rate at pre-determined intervals, up to 35 days. Subsequent to December 31, 2006 the ARS market has experienced liquidity issues due to emerging instability in the broader credit and capital markets. As a result, all of the ARS held by the Company have recently experienced failed auctions as the amount of securities submitted for sale has exceeded the amount of purchase orders. Given the failed auctions, the Company's ARS are illiquid until there is a successful auction for them. We cannot predict how long the current imbalance in the auction rate market will continue. We are currently evaluating the market for these securities to determine if impairment of the carrying value of the securities has occurred due to the loss of liquidity. However, the Company believes that as of December 31, 2007, based on its current cash, cash equivalents and marketable securities balances of $112 million (exclusive of ARS) and its current borrowing capacity under its credit facility of $290 million, the current lack of liquidity in the auction rate market will not have a material impact on its ability to fund its operations or interfere with the Company's external growth plans. (See Note 16 to the Notes to Consolidated Financial Statements)

The primary source of operating cash flow used in the funding of our businesses continues to be internally generated funds from product sales. Net cash flow from operating activities of $24.2 million was favorably impacted by net income adjusted for non-cash items, offset in part by the aforementioned increases in receivables and inventories.

Net cash flow used in investing activities included capital expenditures of $21.6 million for the nine months ended December 31, 2006 compared to $47.3 million for the corresponding prior year period. In June 2006, the Company completed the purchase of a 126,000 square foot building in the St. Louis metropolitan area for $4.9 million. The property had been leased by the Company since June 2001 and is used as a manufacturing facility and office space. The purchase price was paid in cash. The remaining capital expenditures during the nine-month period were primarily for purchasing machinery and equipment to upgrade and expand our pharmaceutical manufacturing and distribution capabilities, and for other building renovation projects. Other investing activities during the nine-month period consisted of $48.3 million in purchases of short-term marketable securities that were classified as available for sale and a $0.4 million payment for preferred stock. For the prior year nine-month period, other investing activities included the acquisition of FemmePharma for a $25.0 million cash payment plus $0.6 million of transaction costs and the purchase of Strides redeemable preferred stock for $11.3 million (see Note 3 to the Consolidated Financial Statements).

Our debt balance, including current maturities, was $241.8 million at December 31, 2006 compared to $243.0 million at March 31, 2006. In March 2006, we entered into a $43.0 million mortgage loan agreement with one of our primary lenders, in part, to refinance $9.9 million of existing mortgages. The $32.8 million of net proceeds we received from the mortgage loan was used for working capital and general corporate purposes. The mortgage loan bears interest at a rate of 5.91% and matures on April 1, 2021.

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

On June 9, 2006, we replaced our $140.0 million credit line by entering into a new syndicated credit agreement with ten banks that provides for a revolving line of credit for borrowing up to $320.0 million. The new credit agreement also includes a provision for increasing the revolving commitment, at the lenders' sole discretion, by up to an additional $50.0 million. The new credit facility is unsecured unless we, under certain specified circumstances, utilize the facility to redeem part or all of our outstanding Convertible Subordinated Notes. Interest is charged under the facility at the lower of the prime rate or one-month LIBOR plus 62.5 to 150 basis points depending on the ratio of our senior debt to EBITDA. The new credit agreement contains financial covenants that impose limits on dividend payments, require minimum equity, a maximum senior leverage ratio and minimum fixed charge coverage ratio. The new credit facility has a five-year term expiring in June 2011. As of December 31, 2006, we were in compliance with all of our financial covenants and there were no borrowings outstanding under the facility. In addition, the agreement requires that we submit annual audited financial statements to the lenders within 90 days of the close of the year and quarterly financial statements within 45 days of the close of each fiscal quarter. The Company has obtained the consent of the lenders to extend the period for submission of the audited financial statements for the year ended March 31, 2007 to March 31, 2008 and for the submission of the quarterly financial statements for the quarters ended June 30, 2007, September 30, 2007 and December 31, 2007 to May
31, 2008.

In December 2005, we entered into a financing arrangement with St. Louis County, Missouri related to expansion of our operations in St. Louis County (see Note 11 of the Notes to Consolidated Financial Statements). Up to $135.5 million of industrial revenue bonds may be issued to us by St. Louis County relative to capital improvements made through December 31, 2009. This agreement provides that 50% of the real and personal property taxes on up to $135.5 million of capital improvements will be abated for a period of ten years subsequent to the property being placed in service. Industrial revenue bonds totaling $109.4 million were outstanding at December 31, 2006. The industrial revenue bonds are issued by St. Louis County to us upon our payment of qualifying costs of capital improvements, which are then leased by us for a period ending December 1, 2019, unless earlier terminated. We have the option at any time to discontinue the arrangement and regain full title to the abated property. The industrial revenue bonds bear interest at 4.25% per annum and are payable as to principal and interest concurrently with payments due under the terms of the lease. We have classified the leased assets as property and equipment and have established a capital lease obligation equal to the outstanding principal balance of the industrial revenue bonds. Lease payments may be made by tendering an equivalent portion of the industrial revenue bonds. As the capital lease payments to St. Louis County may be satisfied by tendering industrial revenue bonds (which is our intention), the capital lease obligation, industrial revenue bonds and related interest expense and interest income, respectively, have been offset for presentation purposes in the Consolidated Financial Statements.

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

REVENUE RECOGNITION AND PROVISIONS FOR ESTIMATED REDUCTIONS TO GROSS
--------------------------------------------------------------------
REVENUE. Revenue is generally realized or realizable and earned when
--------
persuasive evidence of an arrangement exists, the seller's price to the buyer is fixed or determinable, the customer's payment ability has been reasonably assured and title and risk of ownership have been transferred to the customer.

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

From time to time, we provide incentives to our wholesale customers, such as trade show allowances or stocking allowances that they in turn use to accelerate distribution to their end customers. We believe that these incentives are normal and customary in the industry. Sales allowances are accrued and revenue is recognized as sales are made in accordance with the terms of the allowances offered to the customer. Due to the nature of these allowances, we are able to accurately calculate the required provisions for the allowances based on the specific terms in each agreement. Additionally, customers will normally purchase additional product ahead of regular demand to take advantage of the temporarily lower cost resulting from the sales allowances. This practice has been customary in the industry and we believe would be part of a customer's ordinary course of business inventory level. We reserve the right, with our major wholesale customers, to limit the amount of these forward buys. Sales made as a result of allowances offered on our specialty generics product line in conjunction with trade shows sponsored by our major wholesale customers and for other promotional programs accounted for 14.8% and 14.3% of total gross revenues for the nine months ended December 31, 2006 and 2005, respectively.

In addition, we understand that certain of our wholesale customers have anticipated the timing of price increases and have made, and may continue to make, business decisions to buy additional product in anticipation of future price increases. This practice has been customary in the industry and we believe would be part of a customer's ordinary course of business inventory level.

We evaluate inventory levels at our wholesale customers, which accounted for approximately 60% of our unit sales during the nine months ended December 31, 2006, through an internal analysis that considers, among other things, wholesaler purchases, wholesaler contract sales, available end consumer prescription information and inventory data received from our three largest wholesaler customers. We believe that our evaluation of wholesaler inventory levels allows us to make reasonable estimates of our reserve balances. Further, our products are typically sold with adequate shelf life to permit sufficient time for our wholesaler customers to sell our products in their inventory through to the end consumer.

The following table reflects the activity during the nine months ended December 31, 2006 for each accounts receivable reserve:

                                                     CURRENT        CURRENT        ACTUAL
                                                    PROVISION      PROVISION       RETURNS
                                                    RELATED TO     RELATED TO    OR CREDITS
                                                  SALES MADE IN   SALES MADE IN    IN THE
(in thousands)                       BEGINNING     THE CURRENT     THE PRIOR       CURRENT    ENDING
                                      BALANCE        PERIOD          PERIODS       PERIOD    BALANCE
                                     ---------    -------------    ------------   ---------  -------
NINE MONTHS ENDED
 DECEMBER 31, 2006                (as restated)
  Accounts Receivable Reserves:
    Chargebacks                       $14,312       $ 72,831       $       -    $ (70,048)   $17,095
    Sales Rebates                       2,214         12,210               -       (9,100)     5,324
    Sales Returns                       2,127          9,548               -       (8,228)     3,447
    Cash Discounts and Other
      Allowances                        4,226         13,417               -      (13,235)     4,408
    Medicaid Rebates                    5,818          6,805               -       (4,545)     8,078
                                      -------       --------       ---------    ---------    -------
      TOTAL                           $28,697       $114,811       $       -    $(105,156)   $38,352
                                      =======       ========       =========    =========    =======

The increase in the reserve for chargebacks at December 31, 2006 was primarily due to chargeback reserves established on certain specialty generic products introduced in fiscal 2007. The higher reserve for sales rebates at December 31, 2006 resulted from increased reserves on rebates associated with branded product sales to managed care organizations that began late in fiscal 2006. The increase in the reserve for sales returns at December 31, 2006 was primarily due to an increase in the estimated level of inventory in the distribution channel at the end of the quarter coupled with reserves established on new products sold with short shelf lives. The impact of increased utilization of our branded products by state Medicaid programs during the past two years resulted in a larger reserve for Medicaid rebates at December 31, 2006.

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

Chargeback transactions are almost exclusively related to our specialty generics business segment. During the nine months ended December 31, 2006 and 2005, the chargeback provision reduced the gross sales of our specialty generics segment by $72.0 million and $74.0 million, respectively. These amounts accounted for 99.3% and 99.4% of the total chargeback provisions recorded during the nine months ended December 31, 2006 and 2005, respectively.

The provision for chargebacks is the most significant and complex estimate used in the recognition of revenue. The primary factors we consider in developing and evaluating the reserve for chargebacks include:

     * The amount of inventory in the wholesale distribution channel. We receive actual inventory information from our three major wholesaler customers and estimate the inventory position of the remaining wholesalers based on historical buying patterns. During the nine months ended December 31, 2006, unit sales to our three major wholesaler customers accounted for 81% of our total unit sales to all wholesalers, and the aggregate inventory position of the three major wholesalers at December 31, 2006 was approximately equivalent to our last nine weeks of shipments during the fiscal year. We currently use the last six weeks of our shipments as an estimate of the inventory held by the remaining wholesalers where we do not receive actual inventory data, as our experience and buying patterns indicate that our smaller wholesaler customers carry less inventory than our large wholesaler customers. As of December 31, 2006, each week of inventory for those remaining wholesalers represented approximately $0.2 million, or 1.2%, of the reported reserve for chargebacks.

     * The percentage of sales to our wholesaler customers that will result in chargebacks. Using our automated chargeback system we track, at the product level, the percentage of sales units shipped to our wholesaler customers that eventually result in chargebacks to us. The percentage for each product, which is based on actual historical experience, is applied to the respective inventory units in the wholesale distribution channel. As of December 31, 2006, the aggregate weighted average percentage of sales to wholesalers assumed to result in chargebacks was approximately 96%, with each 1% representing approximately $0.2 million, or 1.0%, of the reported reserve for chargebacks.

     * Contract pricing and the resulting chargeback per unit. The chargeback provision is based on the difference between our invoice price to the wholesaler, or "WAC," and the contract price negotiated with either our indirect customer or with the wholesaler for sales by the wholesaler to the indirect customers. We calculate the price difference, or chargeback per unit, for each product and for each major wholesaler customer using historical weighted average pricing, based on actual chargeback experience. Use of weighted average pricing over time compensates for changes in the mix of indirect customers and products from period to period. As of December 31, 2006, a 5% shift in the calculated chargeback per unit in the same direction across all products and customers would result in a $0.8 million, or 4.6%, impact on the reported reserve for chargebacks.

Shelf-Stock Adjustments - These adjustments represent credits issued to
-----------------------
our wholesale customers that result from a decrease in our WAC. Decreases in our invoice prices are discretionary decisions we make to reflect market conditions. These credits are customary in the industry and are intended to reduce a wholesale customer's inventory cost to better reflect current market prices. Generally, we provide credits to customers at the time the price reduction occurs based on the inventory that is owned by them on the effective date of the price reduction. Since a reduction in WAC reduces the chargeback per unit, or the difference between WAC and the contract price, shelf-stock adjustments are typically included as part of the reserve for chargebacks because the price reduction credits act essentially as accelerated chargebacks. Although we have contractually agreed to provide price adjustment credits to our major wholesaler customers at the time they occur, the impact of any such price reductions not included in the reserve for chargebacks is immaterial to the amount of revenue recognized in any given period. In the first quarter, our specialty generics segment reduced the invoice price to our wholesaler customers on a number of generic products. As a result of a WAC decrease to certain generic products, we paid shelf-stock adjustments of $2.1 million and $8.0 million to our wholesale customers during the three and nine months ended December 31, 2006, respectively. The $2.1 million of shelf-stock adjustments that we paid during the third quarter were included in the September 30, 2006 reserve for chargebacks.

Sales Returns - Consistent with industry practice, we maintain a returns
-------------
policy that allows our direct and indirect customers to return product six months prior to expiration and within one year after expiration. This policy is applicable to both our branded and specialty generics business segments. Upon recognition of revenue from product sales to customers, we provide for an estimate of product to be returned. This estimate is determined by applying a historical relationship of customer returns to gross sales. We evaluate the reserve for sales returns by calculating historical return rates using data from the last 12 months on a product specific basis and by class of trade (wholesale versus retail chain). The calculated percentages are applied against estimates of inventory in the distribution channel on a product specific basis.
To determine the inventory levels in the wholesale distribution channel, we utilize actual inventory information from our major wholesale customers and estimate the inventory positions of the remaining wholesalers based on historical buying patterns. For inventory held by our non-wholesale customers, we use the last two months of sales to the direct buying chains and the indirect buying retailers as an estimate.
A 10% change in the product specific historical return rates used in the reserve analysis would have changed the reserve balance at December 31, 2006 by approximately $0.2 million, or 4.8%, of the reported reserve for sales returns. A 10% change in the amount of estimated inventory in the distribution channel would have changed the reserve balance at December 31, 2006 by approximately $0.2 million, or 5.9%, of the reported reserve for sales returns.

Medicaid Rebates - Established in 1990, the Medicaid Drug Rebate Program
----------------
requires a drug manufacturer to provide to each state a rebate every calendar quarter for covered outpatient drugs dispensed to Medicaid patients. Medicaid rebates apply to both our branded and specialty generic segments. Individual states invoice us for Medicaid rebates on a quarterly basis using statutorily determined rates for generic (11%) and branded (15%) products, which are applied to the Average Manufacturer's Price, or "AMP," for a particular product to arrive at a Unit Rebate Amount, or "URA." The amount owed is based on the number of units dispensed by the pharmacy to Medicaid patients extended by the URA. The reserve for Medicaid rebates is based on expected payments, which are affected by patient usage and estimated inventory in the distribution channel. We estimate patient usage by calculating a payment rate as a percentage of net sales lagged six months, which is then applied to an estimate of customer inventory. We currently use the last two months of our shipments to wholesalers and direct buying chains as an estimate of inventory in the wholesale and chain channels and an additional month of wholesale sales as an estimate of inventory held by the indirect buying retailer. A 10% change in the amount of customer inventory subject to Medicaid rebates would have changed the reserve at December 31, 2006 by $0.6 million, or 7.7% of the reported reserve for Medicaid rebates. Similarly, a 10% change in estimated patient usage would have changed the reserve at December 31, 2006 by $0.6 million, or 7.7% of the reported reserve for Medicaid rebates.

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

STOCK-BASED COMPENSATION.  As discussed in Note 3 of the Notes to
-------------------------
Consolidated Financial Statements, effective April 1, 2006, we adopted SFAS 123R, which requires the measurement and recognition of compensation expense, based on estimated fair values, for all share-based compensation awards made to employees and directors over the
vesting period of the awards.    The Company adopted SFAS 123R using the
modified prospective method and, as a result, did not retroactively adjust results from prior periods. Under the modified prospective method, stock-based compensation was recognized (1) for the unvested portion of previously issued awards that were outstanding at the initial date of adoption based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123 and (2) for any awards granted on or subsequent to the effective date of SFAS 123R based on the grant date fair value estimated in accordance with the provisions of this statement. Prior to the adoption of SFAS 123R, the Company measured compensation expense for its employee stock-based compensation plans using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25 ("APB 25"). The Company also applied the disclosure provisions of SFAS 123, as amended by SFAS 148, as if the fair-value-based method had been applied in measuring compensation expense. Determining the fair value of share-based awards at the grant date requires judgment to identify the appropriate valuation model and estimate the assumptions, including the expected term of the stock options and expected stock-price volatility, to be used in the calculation. Judgment is also required in estimating the percentage of share-based awards that are expected to be forfeited. We estimated the fair value of stock options granted using the Black-Scholes option-pricing model with assumptions based primarily on historical data. If actual results differ significantly from these estimates, stock-based compensation expense and our results of operations could be materially impacted.

INCOME TAXES.  Our deferred tax assets and liabilities are determined
-------------
based on temporary differences between financial reporting and tax bases of assets and liabilities. Deferred tax assets and liabilities are measured using the currently enacted tax rates that apply to taxable income in effect for the years in which those tax assets are expected to be realized or settled. We record a valuation allowance to reduce deferred tax assets to the amount that is believed more likely than not to be realized. Management believes it is more likely than not that forecasted income, including income that may be generated as a result of certain tax planning strategies, together with the tax effects of the deferred tax liabilities, will be sufficient to fully recover the remaining deferred tax assets. If all or part of the net deferred tax assets are determined not to be realizable in the future, an adjustment to the valuation allowance would be charged to earnings in the period such determination is made. Similarly, if we subsequently realize deferred tax assets that were previously determined to be unrealizable, the respective valuation allowance would be reversed, resulting in a positive adjustment to earnings in the period such determination is made.

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

CONTINGENCIES.  We are involved in various legal proceedings, some of
--------------
which involve claims for substantial amounts. An estimate is made to accrue for a loss contingency relating to any of these legal proceedings if it is probable that a liability was incurred as of the date of the financial statements and the amount of loss can be reasonably estimated. Because of the subjective nature inherent in assessing the outcome of litigation and because of the potential that an adverse outcome in legal proceedings could have a material impact on our financial condition or results of operations, such estimates are considered to be critical accounting estimates.
After review, it was determined at December 31, 2006 that for each of the various legal proceedings in which we are involved, the conditions mentioned above were not met. We will continue to evaluate all legal matters as additional information becomes available.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk is limited to fluctuating interest rates associated with variable rate indebtedness and marketable securities that are subject to interest rate changes.

Advances to us under our credit facilities bear interest at a rate that varies consistent with increases or decreases in the publicly announced prime rate and/or the LIBOR rate with respect to LIBOR-related loans, if
any.   A material increase in such rates could significantly increase borrowing expenses. We did not have any cash borrowings under our credit facilities at December 31, 2006.

The majority of our investments in marketable securities are tax exempt auction rate securities. The rates on these securities reset at pre-determined interval up to 35 days. As of December 31, 2006 we had invested $117.0 million in auction rate securities, primarily in high quality (AAA rated) bonds secured by student loans which are guaranteed by the U. S. Government. Recent developments in the capital and credit markets subsequent to December 31, 2006, have adversely affected the market for auction rate securities, which has resulted in a loss of liquidity for these investments. We are currently evaluating these securities to determine if impairment of the carrying value of the securities has occurred due to the loss of liquidity. (See Note 16 to the Consolidated Financial Statements for further discussion of our investment in auction rate securities). However, the Company believes that as of December 31, 2007, based on its current cash, cash equivalents and marketable securities balances of $112 million (exclusive of auction rate securities) and its current borrowing capacity of $290 million under its credit facility, the current lack of liquidity in the auction rate market will not have a material impact on its ability to fund its operations or interfere with the Company's external growth plans.

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

The design of the Company's policies, procedures and control activities did not adequately address the financial reporting risks associated with stock options. Specifically, these deficiencies in the design of the Company's controls resulted in a more than remote likelihood of a material misstatement in the Company's financial statements in each of the following areas:

     *  Determining measurement dates,
     *  Determining forfeiture provisions,
     *  Determining the tax treatment of stock option awards.

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

In addition, and unrelated to accounting for stock-based compensation, in August 2006, our management identified additional liabilities associated with tax positions taken on filed tax returns that should have been recorded in accordance with GAAP, partially offset by certain expected tax refunds for the years ended March 31, 2004 through 2006. We have determined that these errors in our accounting for income taxes resulted from a material weakness in our internal control over financial reporting. Specifically, the design of the Company's policies, procedures and control activities did not adequately address the financial reporting risks associated with uncertain tax positions and were inadequate in ensuring that the necessary information was captured and communicated to those responsible for accounting for uncertain tax positions. This resulted in a more than remote likelihood of a material misstatement in the Company's financial statements.

In addition, management identified a material weakness in our internal control over financial reporting as of March 31, 2007, related to revenue recognition. Specifically, the design of the Company's policies, procedures, and control activities did not adequately address the financial reporting risks associated with customer shipping terms. This resulted in a more than remote likelihood of a material misstatement in the Company's financial statements.

As a result of financial statement errors attributable to the material weaknesses described above, we will file a comprehensive Form 10-K for the fiscal year ended March 31, 2007, in which we will restate our Consolidated Statements of Earnings, of Shareholders' Equity and Comprehensive Income and of Cash Flows for the years ended March 31, 2006 and 2005, our Consolidated Balance Sheet as of March 31, 2006 and selected consolidated financial data for the years ended March 31, 2006, 2005, 2004, and 2003, and for each of the quarters in the year ended March 31, 2006.


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

The independent investigation, management's internal review and related activities have required us to incur substantial expenses for legal, accounting, tax and other professional services, have diverted some of our management's attention from the Company's business, and could have a material adverse effect on our business, financial condition and results of operations.

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

In assessing the findings of the investigation as well as the restatement, management concluded that there were material weaknesses, as defined in the Public Company Accounting Oversight Board's Auditing Standard No. 2, in our internal control over financial reporting as of December 31, 2006. Management is implementing steps to remediate these material weaknesses by March 31, 2008. However, we cannot assure you that such remediation will be effective. See the discussion included in
Item 4 of this report for additional information regarding our internal control over financial reporting.

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

The coverage claimed in a patent application can be significantly reduced before a patent is issued, either in the United States or abroad. Consequently, our pending or future patent applications may not result in the issuance of patents. Patents issued to us may be subjected to further proceedings limiting their scope and may not provide significant proprietary protection or competitive advantage.
Our patents also may be challenged, circumvented, invalidated or deemed unenforceable. Patent applications in the United States filed prior to November 29, 2000, are currently maintained in secrecy until and unless patents issue, and patent applications in certain other countries generally are not published until more than 18 months after they are first filed (which generally is the case in the United States for applications filed on or after November 29, 2000). In addition, publication of discoveries in scientific or patent literature often lags behind actual discoveries. As a result, we cannot be certain that we or our licensors will be entitled to any rights in purported inventions claimed in pending or future patent applications or that we or our licensors were the first to file patent applications on such inventions. Furthermore, patents already issued to us or our pending applications may become subject to dispute, and any dispute could be resolved against us. For example, we may become involved in re-examination, reissue or interference proceedings in the PTO, or opposition proceedings in a foreign country. The result of these proceedings can be the invalidation or substantial narrowing of our patent claims. We also could be subject to court proceedings that could find our patents invalid or unenforceable or could substantially narrow the scope of our patent claims. In addition, statutory differences in patentable subject matter may limit the protection we can obtain on some of our inventions outside of the United States. For example, methods of treating humans are not patentable in many countries outside of the United States.

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

The Company and/or ETHEX have been named as defendants in certain multi-defendant cases alleging that the defendants reported improper or fraudulent pharmaceutical pricing information, i.e., AWP, and/or Wholesale Acquisition Cost, or WAC, information, which caused the governmental plaintiffs to incur excessive costs for pharmaceutical products under the Medicaid program. Cases of this type have been filed against the Company and/or ETHEX and other pharmaceutical manufacturer defendants by the States of Massachusetts, Alabama, Mississippi, Utah and Iowa, New York City, and approximately 42 counties in New York State. The State of Mississippi effectively voluntarily dismissed the Company and ETHEX without prejudice on October 5, 2006 by virtue of the State's filing an Amended Complaint on such date that does not name either the Company or ETHEX as a defendant. On August 13, 2007, the Company settled the Massachusetts lawsuit for $575,000 in cash and agreed to supply $150,000 in free pharmaceuticals over the next two years and the Company has received a general release; no admission of liability was made. The New York City case and all New York county cases (other than the Erie, Oswego and Schenectady County cases) have been transferred to the U.S. District Court for the District of Massachusetts for coordinated or consolidated pretrial proceedings under the Average Wholesale Price Multidistrict Litigation (MDL No. 1456). The cases pertaining to the State of Alabama, Erie County, Oswego County, and Schenectady County were removed to federal court by a co-defendant in October 2006, but all of these cases have since been remanded to the state courts in which they originally were filed. Each of these actions is in the early stages, with fact discovery commencing or ongoing. The Company has been served with a complaint naming ETHEX and nine other pharmaceutical companies as defendants in a pricing suit filed in state court in Utah by the State of Utah. The time to file an answer or other response in the Utah suit has not yet run. In October 2007, the State of Iowa filed a complaint naming ETHEX and 77 other pharmaceutical companies as defendants in a pricing suit in federal court in the State of Iowa. ETHEX and the other defendants have moved to dismiss the Iowa complaint. The Company intends to vigorously defend its interests in the actions described above; however, the outcome may have a material adverse effect on our future business, financial condition, results of operations or cash flows.

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

RISING INSURANCE COSTS COULD NEGATIVELY IMPACT PROFITABILITY.

The cost of insurance, including workers' compensation, product liability and general liability insurance, has risen significantly in the past few years and is expected to continue to increase. In response, we may increase deductibles and/or decrease certain coverages to mitigate these costs. These increases, and our increased risk due to increased deductibles and reduced coverages, could have a negative impact on our financial position, results of operations or cash flows.

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

INCREASED INDEBTEDNESS MAY IMPACT OUR FINANCIAL CONDITION, RESULTS OF OPERATIONS OR CASH FLOWS.

At December 31, 2006, we had $241.8 million of outstanding debt, consisting of $200.0 million principal amount of 2.5% Contingent Convertible Subordinated Notes (the "Notes") and the remaining principal balance of a $43.0 million mortgage loan entered into in March 2006. In June 2006, we replaced our $140.0 million credit line by entering into a new credit agreement with ten banks that provides for a revolving line of credit for borrowing up to $320.0 million.

The new credit agreement also includes a provision for increasing the revolving commitment, at the lenders' sole discretion, by up to an additional $50.0 million. The new credit facility is unsecured unless we, under certain specified circumstances, utilize the facility to redeem part or all of our outstanding Convertible Subordinated Notes. The new credit facility has a term expiring in June 2011. At December 31, 2006, we had no cash borrowings under our credit facility. Our level of indebtedness may have several important effects on our future operations, including:

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

PURCHASE OF EQUITY SECURITIES BY THE COMPANY

The following table provides information about purchases the Company made of its common stock during the quarter ended December 31, 2006:

                                                           TOTAL NUMBER OF
                                                          SHARES PURCHASED           MAXIMUM NUMBER
                        TOTAL NUMBER                        AS PART OF A           OF SHARES THAT MAY
                         OF SHARES      AVERAGE PRICE    PUBLICLY ANNOUNCED        YET BE PURCHASED
        PERIOD           PURCHASED      PAID PER SHARE         PROGRAM             UNDER THE PROGRAM


October 1-31, 2006          8,231         $  18.17                --                        --

November 1-30, 2006            --               --                --                        --

December 1-31, 2006         3,734         $  23.79                --                        --
                           ------

Total                      11,965         $  19.92                --                        --
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




                                   K-V PHARMACEUTICAL COMPANY



Date:  March 25, 2008         By   /s/  Marc S. Hermelin
       -------------               ------------------------------
                                   Marc S. Hermelin
                                   Chairman of the Board and
                                   Chief Executive Officer
                                   (Principal Executive Officer)



Date:  March 25, 2008         By   /s/  Ronald J. Kanterman
       -------------               ------------------------------
                                   Ronald J. Kanterman
                                   Vice President and Chief
                                   Financial Officer
                                   (Principal Financial Officer)



Date:  March 25, 2008         By   /s/ Richard H. Chibnall
       -------------               ------------------------------
                                   Richard H. Chibnall
                                   Vice President, Finance
                                   (Principal Accounting Officer)

                      EXHIBIT INDEX


Exhibit No.         Description
-----------         -----------

   31.1        Certification of Chief Executive Officer.

   31.2        Certification of Chief Financial Officer.

   32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

   32.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.