Form 10-K
period 2007-03-31
KV PHARMACEUTICAL CO /DE/
filed 2008-03-26
CIK 57055

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
-------------------------------------------------------------------------------

                                   FORM 10-K

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED MARCH 31, 2007
                                      OR
[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
            FOR THE TRANSITION PERIOD FROM __________ TO __________
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

          Securities Registered Pursuant to Section 12(b) of the Act:
  CLASS A COMMON STOCK, PAR VALUE $.01 PER SHARE      NEW YORK STOCK EXCHANGE
  CLASS B COMMON STOCK, PAR VALUE $.01 PER SHARE      NEW YORK STOCK EXCHANGE
          Securities Registered Pursuant to Section 12(g) of the Act:
         7% CUMULATIVE CONVERTIBLE PREFERRED, PAR VALUE $.01 PER SHARE
-------------------------------------------------------------------------------
Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]
Indicate by check mark whether the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [ ] No [ X ]
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [ X ]
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. (See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act). (Check one):

 Large accelerated filer [ X ] Accelerated filer [ ] Non-accelerated filer [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ ] No [ X ]

The aggregate market value of the shares of Class A and Class B Common Stock held by non-affiliates of the registrant as of September 30, 2006, the last business day of the registrant's most recently completed second fiscal quarter, was $764,402,618 and $108,099,019, respectively. As of January 15, 2008, the registrant had outstanding 37,708,248 and 12,233,802 shares of Class A Common Stock and Class B Common Stock, respectively. Documents incorporated by reference: None

     EXPLANATORY NOTE REGARDING RESTATEMENT OF OUR CONSOLIDATED FINANCIAL
                                  STATEMENTS

This Annual Report on Form 10-K contains the restatement of our consolidated statements of income, comprehensive income, shareholders' equity and cash flows for the fiscal years ended March 31, 2006 and 2005, and our consolidated balance sheet as of March 31, 2006. In addition, because the impacts of the restatement adjustments extend back to the fiscal year ended March 31, 1996, we have recognized the cumulative restatement adjustments through March 31, 2004 as a net decrease to beginning shareholders' equity as of April 1, 2004. In addition, for purposes of Item 6, Selected Financial Data for the years ended March 31, 2004 and 2003, the cumulative restatement adjustments through March 31, 2002 have been recognized as a net decrease to beginning shareholders' equity as of April, 1 2002 and the fiscal years 2003 and 2004 impacts associated with such items have been reflected in our consolidated balance sheet and statement of income data set forth in Item 6, Selected Financial Data in this Form 10-K. We have not amended, and we do not intend to amend, our previously filed Annual Reports on Form 10-K or Quarterly Reports on Form 10-Q for each of the fiscal years and fiscal quarters of 1996 through 2006. We have amended our Quarterly Report on Form 10-Q for the quarter ended June 30, 2006, the first quarter of our fiscal 2007 year, and filed Quarterly Reports on Form 10-Q for the quarters ended September 30, 2006 and December 31, 2006, that contain the restatement of our consolidated financial statements for certain interim periods as discussed therein.

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

In addition, and as a separate matter, our consolidated retained earnings as of March 31, 2006, incorporate an additional $5.4 million of income tax expense to record additional liabilities associated with tax positions claimed on tax returns filed for fiscal years 2004, 2005 and 2006 that should have been recorded in accordance with GAAP, partially offset by certain expected tax refunds. This adjustment is not related to the accounting for stock-based compensation expense discussed above.

In addition, our consolidated retained earnings as of March 31, 2006, incorporate a $0.4 million reduction of net income primarily related to misstatements of net revenues and cost of sales resulting from improperly recognized revenue prior to when title and risk of ownership of the product transferred to the customer.

Please see "Review of Stock Option Grant Practices," "Review of Tax Positions" and "Other Adjustments" in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 3 "Restatement of Consolidated Financial Statements" in our consolidated financial statements for a more detailed discussion related to the investigation of our former stock option grant practices, review of tax positions and other adjustments.

The effect of these restatements are reflected in our Consolidated Financial Statements and other supplemental data, including the unaudited quarterly data and selected financial data included in this Annual Report on Form 10-K. Financial information included in reports previously filed or furnished by K-V Pharmaceutical Company for the fiscal periods 1996 through 2006 should not be relied upon and are superseded by the information in this Annual Report on Form 10-K.

Management also has determined that as of March 31, 2007, we had material weaknesses in our internal control over financial reporting related to the accounting for stock-based compensation, the accounting for income taxes (unrelated to stock-based compensation) and revenue recognition. As described in more detail in Item 9A of this Annual Report on Form 10-K, the Company has undertaken measures designed to remedy these material weaknesses.

          CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This Form 10-K, including the documents that we incorporate herein by reference, contains various forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995, and which may be based on or include assumptions concerning our operations, future results and prospects. Such statements may be identified by the use of words like "plans," "expect," "aim," "believe," "projects," "anticipate," "commit," "intend," "estimate," "will," "should," "could," and other expressions that indicate future events and trends.

All statements that address expectations or projections about the future, including without limitation, statements about our strategy for growth, product development, regulatory approvals, market position, acquisitions, revenues, expenditures and other financial results, are forward-looking statements.

All forward-looking statements are based on current expectations and are subject to risk and uncertainties. In connection with the "safe harbor" provisions, we provide the following cautionary statements identifying important economic, political, regulatory and technological factors which, among others, could cause actual results or events to differ materially from those set forth or implied by the forward-looking statements and related assumptions.

Such factors include (but are not limited to) the following: (1) changes in the current and future business environment, including interest rates and capital and consumer spending; (2) the difficulty of predicting FDA approvals, including timing, and that any period of exclusivity may not be realized; (3) acceptance and demand for new pharmaceutical products; (4) the impact of competitive products and pricing, including as a result of so-called authorized-generic drugs; (5) new product development and launch, including the possibility that any product launch may be delayed or that product acceptance may be less than anticipated; (6) reliance on key strategic alliances; (7) the availability of raw materials and/or products manufactured for the Company under contract manufacturing arrangements with third parties;
(8) the regulatory environment, including regulatory agency and judicial actions and changes in applicable law or regulations; (9) fluctuations in revenues and operating results; (10) the difficulty of predicting international regulatory approval, including timing; (11) the difficulty of predicting the pattern of inventory movements by our customers; (12) the impact of competitive response to our sales, marketing and strategic efforts;
(13) risks that we may not ultimately prevail in litigation; (14) the restatement of our financial statements for fiscal periods 1996 through 2006 and for the quarter ended June 30, 2006, as well as completion of the Company's financial statements for the first, second and third quarters of fiscal 2008; (15) actions by the Securities and Exchange Commission and the Internal Revenue Service with respect to the Company's stock option grant and accounting practices; (16) the risks detailed from time to time in our filings with the Securities and Exchange Commission; (17) actions by NYSE Regulation, Inc. with respect to the continued listing of the Company's stock on the New York Stock Exchange; and (18) the impact of credit market disruptions on the fair value of auction rate securities that the Company has acquired as short-term investments.

This discussion is not exhaustive, but is designed to highlight important factors that may impact the Company's outlook.

Because the factors referred to above, as well as the statements included under the captions "Narrative Description of Business," "Risk Factors," "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this Form 10-K, could cause actual results or outcomes to differ materially from those expressed in any forward-looking statements made by us or on our behalf, you should not place undue reliance on any forward-looking statements. Further, any forward-looking statement speaks only as of the date on which it is made and, unless applicable law requires to the contrary, we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events. New factors emerge from time to time, and it is not possible for us to predict which factors will arise, when they will arise and/or their effects. In addition, we cannot assess the impact of each factor on our future business or financial condition or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

ITEM 1.  BUSINESS
         --------

(A)      GENERAL DEVELOPMENT OF BUSINESS
         -------------------------------

         Unless the context otherwise indicates, when we use the words "we," "our," "us," "our company" or "KV" we are referring to K-V Pharmaceutical Company and its wholly-owned subsidiaries, including Ther-Rx Corporation, ETHEX Corporation and Particle Dynamics, Inc.

         We were incorporated under the laws of Delaware in 1971 as a successor to a business originally founded in 1942. Victor M. Hermelin, our Founder and Chairman Emeritus, invented and obtained initial patents for early controlled release and enteric coating which became part of our core business in the 1950's to 1970's and a platform for later drug delivery emphasis in the 1980's and 1990's.

         We believe we are a leader in the development of proprietary drug delivery systems and formulation technologies which enhance the effectiveness of new therapeutic agents, existing pharmaceutical products and nutritional supplements. We have developed and patented a wide variety of drug delivery and formulation technologies which are primarily focused in four principal areas: SITE RELEASE(R) bioadhesives; tastemasking; oral controlled release; and oral quick dissolving tablets. We incorporate these technologies in the products we market to control and improve the absorption and utilization of active pharmaceutical compounds. In 1990, we established a generic, non-branded marketing capability through a wholly-owned subsidiary, ETHEX Corporation ("ETHEX"), which we believe makes us one of the only drug delivery research and development companies that also markets its own "technologically distinguished" generic products. In 1999, we established a wholly-owned subsidiary, Ther-Rx Corporation ("Ther-Rx"), to market branded pharmaceuticals directly to physician specialists. Today, we believe we are a leading, vertically integrated specialty pharmaceutical marketer.

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

(B)      SIGNIFICANT BUSINESS DEVELOPMENTS
         ---------------------------------

         In June 2006, we replaced our $140.0 million credit line by entering into a new syndicated credit agreement with ten banks that provides for a revolving line of credit for borrowing up to $320.0 million. The new credit agreement also includes a provision for increasing the revolving commitment, at the lenders' sole discretion, by up to an additional $50.0 million. The new credit facility is unsecured unless we, under certain specified circumstances, utilize the facility to redeem part or all of our outstanding $200.0 million principal amount of Convertible Subordinated Notes due 2033. Interest is charged under the facility at the lower of the prime rate or one-month LIBOR plus
         62.5 to 150 basis points depending on the ratio of senior debt to EBITDA. The credit agreement contains financial covenants that impose limits on dividend payments, require minimum equity, and restrict our maximum senior leverage ratio and minimum fixed charge coverage ratio. The credit facility has a five-year term expiring in June 2011.

         In September 2006, we expanded our generic/non-branded cardiovascular product line when we received approval from the U.S. Food and Drug Administration ("FDA") to market six strengths of diltiazem hydrochloride extended-release capsules, the generic version of Tiazac(R). Incremental sales volume from these new products was $11.5 million in fiscal 2007.

         In May 2007, we acquired the U.S. marketing rights to Evamist(TM), a new low-dose estrogen transdermal spray, from VIVUS, Inc. The product was formulated with a patented metered-dose transdermal spray system which is designed to provide an easy, once-daily dose of estrodial via the skin. Evamist(TM) is the first transdermal spray estrogen replacement therapy product approved for use in the United States. Under the terms of the Asset Purchase Agreement, we paid $10.0 million in cash at closing and agreed to make an additional cash payment of

         $140.0 million upon final approval of the product by the FDA. Because the product had not obtained FDA approval when the initial payment was made at closing, we recorded $10.0 million of in-process research and development expense during the three months ended June 30, 2007. The agreement also provides for two future payments upon achievement of certain net sales milestones. If Evamist(TM) achieves $100.0 million of net sales in a fiscal year, a one-time payment of $10.0 million will be made, and if net sales levels reach $200.0 million in a fiscal year, a one-time payment of up to $20.0 million will be made. In July 2007, FDA approval for Evamist(TM) was received and we paid $140.0 million to VIVUS, Inc. We are in the process of determining the allocation of the $140.0 million payment and we plan to launch the product during the fourth quarter of fiscal 2008.

         In May 2007, we received FDA approval to market the 100 mg and 200 mg strengths of metoprolol succinate extended-release tablets, the generic version of Toprol-XL(R) (marketed by AstraZeneca). In fiscal 2006, we received a favorable court ruling in a Paragraph IV patent infringement action filed against us by AstraZeneca based on our ANDA submissions to market these generic formulations. Since we were the first company to file with the FDA for generic approval of the 100 mg and 200 mg dosage strengths, we were accorded the opportunity for a 180-day exclusivity period for marketing these two dosage strengths. We began shipping these two products in July 2007. The total branded sales volume in the U.S. of Toprol-XL(R) in calendar year 2006 was $1.7 billion, of which the 100 mg and 200 mg strengths represented nearly half. We expect to eventually offer all four dosage strengths of metoprolol succinate extended-release tablets having received the approval of the 25 mg strength on March 20, 2008 and the anticipated approval of the 50 mg strength pending FDA approval of our ANDA application.

         In July 2007, we entered into an additional licensing arrangement to market Clindesse(R) in the People's Republic of China. We have previously entered into licensing arrangements for the right to market Clindesse(R) in Spain, Portugal, Andorra, Brazil, Mexico, five Scandinavian markets and 18 Eastern European countries.

         In January 2008, the Company entered into a definitive asset purchase agreement with CYTYC Prenatal Products and Hologic, Inc. ("CYTYC") to acquire the U.S. and worldwide rights to Gestiva(TM) (17-alpha hydroxyprogesterone caproate). The New Drug Application ("NDA") for Gestiva(TM) is currently before the FDA, pending approval for use in the prevention of preterm birth in certain categories of pregnant women. The proposed indication is for women with a history of at least one spontaneous preterm delivery (i.e., less than 37 weeks), who are pregnant with a single fetus. Under the terms of the asset purchase agreement, the Company agreed to pay $82.0 million for Gestiva(TM), $7.5 million of which was paid at closing. The remainder is payable on the completion of two milestones: (1) $2.0 million on the earlier to occur of CYTYC's receipt of acknowledgement from the FDA that their response to the FDA's October 20, 2006 "approvable" letter is sufficient for the FDA to proceed with their review of the NDA or the receipt of FDA's approval of the Gestiva(TM) NDA and (2) $72.5 million on FDA approval of a Gestiva(TM) NDA, transfer of all rights in the NDA to the Company and receipt by the Company of defined launch quantities of finished Gestiva(TM) suitable for commercial sale. Because the product is not expected to have received FDA approval by the closing of the transaction, the Company expects to record $7.5 million when the initial payment is made and $2.0 million when the subsequent milestone payment is made of in-process research and development expenses.


(C)      INDUSTRY SEGMENTS
         -----------------

         We operate principally in three industry segments, consisting of branded products marketing, specialty generics marketing and specialty raw materials marketing. We derive revenues primarily from directly marketing our own technologically distinguished brand-name and generic/non-branded products. Revenues may also be received in the form of licensing revenues and/or royalty payments based upon a percentage of the licensee's sales of the product, in addition to manufacturing revenues, when marketing rights to products using our advanced drug delivery technologies are licensed. See Note 23 to our Consolidated Financial Statements.

(D)      NARRATIVE DESCRIPTION OF BUSINESS
         ---------------------------------

         OVERVIEW

         We are a fully integrated specialty pharmaceutical company that develops, manufactures, acquires and markets technologically distinguished branded and generic/non-branded prescription pharmaceutical products. We have a broad range of dosage form capabilities including tablets, capsules, creams, liquids and ointments. We conduct our branded pharmaceutical operations through Ther-Rx and our generic/non-branded pharmaceutical operations through ETHEX. Through PDI, we also develop, manufacture and market technologically advanced, value-added raw material products for the pharmaceutical, nutritional, personal care, food and other markets.

         We have developed a diverse portfolio of drug delivery technologies which we leverage to create technologically distinguished brand name and specialty generic/non-branded products. We have patented 15 drug delivery and formulation technologies primarily in four principal areas: SITE RELEASE(R) bioadhesives, oral controlled release, tastemasking and oral quick dissolving tablets. We incorporate these technologies in the products we market to control and improve the absorption and utilization of active pharmaceutical compounds. These technologies provide a number of benefits, including reduced frequency of administration, reduced side effects, improved drug efficacy, enhanced patient compliance and improved taste.

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

         For example, since its inception in 1999, Ther-Rx has successfully launched 11 internally developed branded pharmaceutical products, all of which incorporate our drug delivery technologies. We have also introduced several technology-improved versions of the four product franchises acquired by us. Furthermore, most of the internally developed generic/non-branded products marketed by ETHEX incorporate one or more of our drug delivery technologies.

         Our drug delivery technologies play a vital role in our ability to offer improved and differentiated products in our branded products portfolio and allow us to develop hard to replicate products that are marketed through our generic/non-branded products business. We believe that this differentiation provides substantial competitive advantages for our products, which has allowed us to establish a strong record of growth and profitability and a leadership position in certain segments of our industry. As a result, we have grown net revenues at a compounded annual growth rate of 15.7% over the four fiscal years in the period ended March 31, 2007. Ther-Rx has grown substantially since its inception in 1999 and continues to gain market share in its women's healthcare and hematinic family of products. Also, by focusing on the development and marketing of technology-distinguished, multisource drugs, ETHEX has been able to identify and bring to market niche products that leverage our portfolio of drug delivery technologies in a way that produces relatively high gross margin generic/non-branded products.

         THER-RX -- OUR BRAND NAME PHARMACEUTICAL BUSINESS

         We established Ther-Rx in 1999 to market brand name pharmaceutical products which incorporate our proprietary technologies. Since its inception, Ther-Rx has introduced 11 products into two principal therapeutic categories - women's health and oral hematinics - where physician specialists can be reached using a highly focused sales force. By targeting physician specialists, we believe Ther-Rx can compete successfully without the need for a sales force as large as pharmaceutical companies with less specialized product lines. Ther-Rx's net revenues grew from $145.5 million in fiscal 2006 to $188.7 million in fiscal 2007 and represented 42.5% of our fiscal 2007 total net revenues.

         Ther-Rx's cardiovascular product line consists of Micro-K(R), an extended-release potassium supplement used to replenish electrolytes, that is used primarily in patients who are on medication which depletes the levels of potassium in the body. We acquired Micro-K(R) in 1999 from the pharmaceutical division of Wyeth. Sales of Micro-K(R) were $7.9 million in fiscal 2007.

         We established our women's healthcare franchise through our 1999 acquisition of PreCare(R), a prescription prenatal vitamin, from UCB Pharma, Inc. Since the acquisition, Ther-Rx has reformulated the original product using proprietary technologies, and subsequently has launched six internally developed products as extensions to the PreCare(R) product line. Building upon the PreCare(R) acquisition, we have developed a line of proprietary products which makes Ther-Rx the leading provider of branded prescription prenatal vitamins in the U.S.

         The first of our internally developed, patented line extensions to PreCare(R) was PreCare(R) Chewables, the world's first prescription chewable prenatal vitamin. Ther-Rx's second internally developed product, PremesisRx(R), is an innovative prenatal prescription product that incorporates our controlled release Vitamin B6. This product is designed for use in conjunction with a physician-supervised program to reduce pregnancy-related nausea and vomiting, which is experienced by 50% to 90% of women who become pregnant. The third product, PreCare(R) Conceive(TM), is the first product designed as a prescription nutritional pre-conception supplement. The fourth product, PrimaCare(R), is the first prescription prenatal/postnatal nutritional supplement with essential fatty acids specially designed to help provide nutritional support for women during pregnancy, postpartum recovery and throughout the childbearing years. The fifth product, PrimaCare(R) ONE, was launched in fiscal 2005 as a proprietary line extension to PrimaCare(R) and is the first prenatal product to contain essential fatty acids in a one-dose-per-day dosage form. The PrimaCare(R) franchise has grown to be the number one branded prenatal prescription vitamin in the U.S. Our sixth product line extension, PreCare Premier(R), provides a wide range of vitamins and minerals, plus a stool softener, in a small, easy-to-swallow, once-daily caplet. Sales of our branded prescription prenatal vitamins increased 44.1% in fiscal 2007 to $72.5 million.

         In 2000, Ther-Rx launched its first NDA approved product, Gynazole-1(R), the only one-dose prescription cream treatment for vaginal yeast infections. Gynazole-1(R) incorporates our patented drug delivery technology, VagiSite(TM), which we believe is the only clinically proven and FDA approved controlled release bioadhesive system. Sales of Gynazole-1(R) were $24.7 million in fiscal 2007. We have also entered into licensing agreements for the right to market Gynazole-1(R) in over 50 markets in Europe, Latin America, the Middle East, Asia, Indonesia, the People's Republic of China, Australia, New Zealand, Mexico and Scandinavia.

         We established our hematinic product line by acquiring two leading hematinic brands, Chromagen(R) and Niferex(R), in 2003. We re-launched technology-improved versions of these products mid-way through fiscal 2004. In fiscal 2006, we introduced two new hematinic products - Repliva 21/7(TM) and Niferex Gold(R). We believe Repliva 21/7(TM) is a product offering that represents a revolutionary advancement in iron therapy. Repliva 21/7(TM) has been uniquely formulated to promote maximum red blood cell regeneration while minimizing uncomfortable side effects that patients have typically endured with traditional iron supplements. With Repliva 21/7(TM) becoming the number one branded oral iron product in the U.S., sales of our hematinic product line grew to $48.2 million in fiscal 2007, a 31.0% increase over fiscal 2006.

         In January 2005, Ther-Rx introduced its second NDA approved product, Clindesse(R), the first approved single-dose therapy for bacterial vaginosis. Similar to Gynazole-1(R), Clindesse(R) incorporates our proprietary VagiSite(TM) bioadhesive drug delivery technology. Since its launch, Clindesse(R) has gained 26.4% of the intravaginal bacterial vaginosis market in the U.S. Clindesse(R) generated a 44.6% increase in sales to $31.8 million in fiscal 2007. We have also entered into licensing agreements for the right to market Clindesse(R) in Spain, Portugal, Andorra, Brazil, Mexico, five Scandinavian markets, 18 Eastern European countries and the People's Republic of China.

         In fiscal 2006, we expanded our prescription nutritional franchise when Ther-Rx introduced Encora(R), a twice-daily prescription nutritional supplement designed to meet the key nutritional and preventative health needs of women past their childbearing years.

         In May 2007, we acquired the U.S. marketing rights to Evamist(TM), a new low-dose estrogen transdermal spray, from VIVUS, Inc. The product was formulated with a patented metered-dose transdermal spray system which is designed to provide an easy, once-daily dose of estrodial via the skin. Evamist(TM) is the first transdermal spray estrogen replacement therapy product approved for use in the United States. Under the terms of the Asset Purchase Agreement, we paid $10.0 million in cash at closing and agreed to make an additional cash payment of $140.0 million upon final approval of the product by the FDA. Because the product had not obtained FDA approval when the initial payment was made at closing, we recorded $10.0 million of in-process research and development expense during the three months ended June 30, 2007. The agreement also provides for two future payments upon achievement of certain net sales milestones. In July 2007, FDA approval for Evamist(TM) was received and we paid $140.0 million to VIVUS, Inc. We are in the process of determining the allocation of the $140.0 million payment and we plan to launch the product during the fourth quarter of fiscal 2008. We believe Evamist(TM) will significantly augment the women's health offerings of our branded segment as we leverage the promotion of this product through our expanded branded sales force.

         Based on the addition and development of new products and our expectation of continued growth in our branded business, Ther-Rx has expanded its branded sales force to approximately 340 specialty sales representatives and sales management personnel. Ther-Rx's sales force focuses on physician specialists who are identified through available market research as frequent prescribers of our prescription products. Ther-Rx also has a corporate sales and marketing management team dedicated to planning and managing Ther-Rx's sales and marketing efforts.

         ETHEX -- OUR TECHNOLOGICALLY DISTINGUISHED GENERIC/NON-BRANDED DRUG BUSINESS

         We established ETHEX, currently our largest business segment, in 1990 to utilize our portfolio of drug delivery systems to develop and market hard-to-copy generic/non-branded pharmaceuticals. We believe many of our ETHEX products enjoy higher gross margins than other generic pharmaceutical companies due to our approach of selecting products that benefit from our proprietary drug delivery systems and our specialty manufacturing capabilities. These advantages can differentiate our products and reduce the rate of price erosion typically experienced in the generic market. ETHEX's net revenues were $235.6 million for fiscal 2007, which represented 53.1% of our total net revenues.

         We have used our proprietary drug delivery technologies in many of our generic/non-branded pharmaceutical products. For example, we have used METER RELEASE(R), one of our proprietary controlled release technologies, in the only generic equivalent to Norpace(R) CR, an antiarrhythmic that is taken twice daily. Further, we have used KV/24(TM) once daily technology in the generic equivalent to IMDUR(R), a cardiovascular drug that is taken once per day.

         To capitalize on ETHEX's unique product capabilities, we continue to expand our ETHEX product portfolio. In fiscal 2006, we launched a new InveAmp(TM) line extension to our pain management business. InveAmp(TM), a unique one unit dose ampoule, was designed to make dispensing of narcotic pain relievers more effective.

         Over the past several years, we have introduced a number of new generic/non-branded products. During the latter part of fiscal 2006, we received ANDA approvals for five strengths of oxycodone hydrochloride tablets, three strengths of hydromorphone hydrochloride tablets and the 30 mg strength of morphine sulfate extended-release tablets, while in fiscal 2007 we received ANDA approval for six strengths of diltiazem hydrochloride extended-release capsules. These generic products generated incremental net revenues of $19.3 million in fiscal 2007.

         In May 2007, we received FDA approval to market the 100 mg and 200 mg strengths of metoprolol succinate extended-release tablets, the generic version of Toprol-XL(R). In fiscal 2006, we received a favorable court ruling in a Paragraph IV patent infringement action filed against us by AstraZeneca based on our ANDA submissions to market these generic formulations. Since we were the first company to file with the FDA for generic approval of the 100 mg and 200 mg dosage strengths, we were accorded the opportunity for a 180-day exclusivity period for marketing these two dosage strengths. We began shipping these two products in July 2007. The total branded sales volume in the U.S. of Toprol-XL(R) in 2006 was $1.7 billion, of which the 100 mg and 200 mg strengths represented nearly half. We expect to eventually offer all four dosage strengths of metoprolol succinate extended-release tablets having received the approval of the 25 mg strength on March 20, 2008 and the anticipated approval of the 50 mg strength pending FDA approval of our ANDA application.

         In fiscal 2008, we have received ANDA approval for ondansetron 4 mg and 8 mg orally disintegrating tablets, two new strengths of morphine sulfate extended-release tablets, the generic equivalent of MS Contin(R), and the 100 mg and 200 mg strengths of benzonatate USP capsules, the generic equivalent to Tessalon(R).

         In addition to our internal product development efforts, we have entered into several long-term product development and marketing license agreements with various generic pharmaceutical developers and manufacturers. Under these arrangements, the other parties are responsible for developing, submitting for regulatory approval and manufacturing the products and we are responsible for exclusively marketing these products in the territories covered by the in-licensing agreements. We expect certain products under these agreements to be filed and/or approved beginning in fiscal 2008.

         With the majority of our internal generic/non-branded product development efforts primarily focused on building our pipeline with products that use one or more of our 15 drug delivery technologies, we believe this additional product source will provide an opportunity to grow our generic/non-branded business by participating in larger market opportunities which we have not historically pursued. These new product sources have increased the scope of our generic/non-branded product pipeline to more than 50 product opportunities.

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

         CARDIOVASCULAR. ETHEX currently markets over 60 products in its cardiovascular line, including products to treat angina, arrhythmia and hypertension, as well as for potassium supplementation. The cardiovascular line accounted for $101.4 million, or 43.0% of ETHEX's net revenues in fiscal 2007.

         PAIN MANAGEMENT. ETHEX currently markets over 30 products in its pain management line. Included in this line are several controlled substance drugs, such as morphine, hydromorphone and oxycodone. Pain management products accounted for $46.8 million, or 19.9% of ETHEX's net revenues in fiscal 2007.

         RESPIRATORY. ETHEX currently markets approximately 30 products in its respiratory line, which consists primarily of cough/cold products. ETHEX is the leading provider, on a unit basis, of prescription cough/cold products in the U.S. today. The cough/cold line accounted for $42.5 million, or 18.0% of ETHEX's net revenues in fiscal 2007.

         WOMEN'S HEALTH CARE. ETHEX currently markets over 20 products in its women's healthcare line, all of which are prescription prenatal vitamins. The women's healthcare line accounted for $15.1 million, or 6.4% of ETHEX's net revenues in fiscal 2007.

         OTHER THERAPEUTICS. In addition to our core therapeutic lines, ETHEX markets over 40 products in the gastrointestinal, dermatological, anti-anxiety, digestive enzyme and dental categories. These categories accounted for $29.8 million, or 12.7% of ETHEX's net revenues in fiscal 2007.

         ETHEX has a dedicated sales and marketing team, which includes an outside sales team of regional managers and national account managers and an inside sales team. The outside sales force calls on wholesalers, distributors and national drugstore chains, as well as hospitals, nursing homes, independent pharmacies and mail order firms. The inside sales force makes calls to independent pharmacies to create demand at the wholesale level.

         PDI - OUR VALUE-ADDED RAW MATERIAL BUSINESS

         PDI develops and markets specialty raw material products for the pharmaceutical, nutritional, food, personal care and other industries. Its products include value-added active drug molecules, vitamins, minerals and other raw material ingredients that provide benefits such as improved taste, altered or controlled release profiles, enhanced product stability or more efficient and other manufacturing process advantages. PDI is also a significant supplier of value-added raw materials for the development and manufacture of both existing and new products at Ther-Rx and ETHEX. Net revenues for PDI were $17.4 million in fiscal 2007, which represented 3.9% of our total net revenues.

         BUSINESS STRATEGY

         Our goal is to enhance our position as a leading fully integrated specialty pharmaceutical company that utilizes its expanding drug delivery expertise to bring technologically distinguished brand name and generic/non-branded products to market. Our strategies incorporate the following key elements:

         INTERNALLY DEVELOP BRAND NAME PRODUCTS. We apply our existing drug delivery technologies, research and development and manufacturing expertise to introduce new brand name products which can expand our existing franchises. During fiscal 2007, Ther-Rx introduced PreCare Premier(R), a new prescription prenatal vitamin product. We plan to continue to use our research and development, manufacturing and marketing expertise to create unique brand name products within our core therapeutic areas and, possibly, new therapeutic areas. We have in place a strong pipeline of potential new products, including our unique new product for treating endometriosis which is expected to begin new Phase III trials in fiscal 2008.

         CAPITALIZE ON ACQUISITION OPPORTUNITIES. We actively seek acquisition opportunities for both Ther-Rx and ETHEX. In May 2007, we completed the acquisition of the U.S. marketing rights to Evamist(TM), a new low-dose estrogen transdermal spray, from VIVUS, Inc. The NDA for this product was approved by the FDA in July 2007 and we plan to introduce Evamist(TM) during the fourth quarter of fiscal 2008.

         In January 2008, we entered into a definitive purchase agreement that gives us full U.S. and worldwide rights to Gestiva(TM) (17-alpha hydroxyprogesterone caproate) upon approval of the pending Gestiva(TM) NDA by FDA. Gestiva(TM) is seeking an indication for use in the prevention of preterm birth in certain categories of pregnant women. The FDA issued an "approvable" letter for Gestiva(TM) in October 2006, and a final approval is anticipated in late 2008. The FDA has granted an Orphan Drug Designation for Gestiva(TM).

         Ther-Rx is also continually looking for platform acquisition opportunities similar to PreCare(R) around which it can build franchises. We believe that consolidation among large pharmaceutical companies, coupled with cost-containment pressures, has increased the level of sales necessary for an individual product to justify active marketing and promotion. This has led large pharmaceutical companies to focus their marketing efforts on drugs with higher volume sales, newer or novel drugs which have the potential for high volume sales and products which fit within core therapeutic or marketing priorities. As a result, major pharmaceutical companies have sought to divest small or non-strategic product lines, which can be profitable for specialty pharmaceutical companies like us.

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

         o products which are predominantly prescribed by physician specialists, which can be cost-effectively marketed by a focused sales force; and

         o products which we believe have potential for technological enhancements and line extensions based upon our drug delivery technologies.

         FOCUS SALES EFFORTS ON HIGH-VALUE NICHE MARKETS. We focus our Ther-Rx sales efforts on niche markets where we believe we can target a relatively narrow physician specialist audience. Because our products are sold to specialty physician groups that tend to be relatively concentrated, we believe that we can address these markets cost effectively with a focused sales force. Based on the addition and development of new products and our expectation of continued growth in our branded business, Ther-Rx has expanded its branded sales force to approximately 340 specialty sales representatives and sales management personnel. We plan to continue to build our sales force as necessary to accommodate current and future expansions of our product lines.

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

         In May 2007, we received FDA approval to market the 100 mg and 200 mg strengths of metoprolol succinate extended-release tablets, the generic version of Toprol-XL(R). In fiscal 2006, we received a favorable court ruling in a Paragraph IV patent infringement action filed against us by AstraZeneca based on our ANDA submissions to market these generic formulations. Since we were the first company to file with the FDA for generic approval of the 100 mg and 200 mg dosage strengths, we were accorded the opportunity for a 180-day exclusivity period for marketing these two dosage strengths. We began shipping these two products in July 2007. The total branded sales volume in the U.S. of Toprol-XL(R) in 2006 was $1.7 billion, of which the 100 mg and 200 mg strengths represented nearly half. We expect to eventually offer all four dosage strengths of metoprolol succinate extended-release tablets having received the approval of the 25 mg strength on March 20, 2008 and the anticipated approval of the 50 mg strength pending FDA approval of our ANDA application.

         ADVANCE EXISTING AND DEVELOP NEW DRUG DELIVERY TECHNOLOGIES. We believe our drug delivery platform of 15 distinguished technologies has unique breadth and depth. These technologies have enabled us to create innovative products, including Gynazole-1(R) and Clindesse(R), which incorporate VagiSite(TM), our proprietary bioadhesive controlled release system. In addition, our tastemasking and controlled release systems are incorporated into our prenatal vitamins, providing them with differentiated benefits over other products on the market.

         We are actively advancing our existing portfolio of drug delivery technologies and developing or acquiring exciting new technologies with substantial growth potential. In May 2007, we completed the acquisition of the U.S. marketing rights to Evamist(TM), a new low-dose estrogen transdermal spray, from VIVUS, Inc. The product was formulated with a patented metered-dose transdermal spray system which is designed to provide an easy, once-daily dose of estrodial via the skin. Evamist(TM) is the first transdermal spray estrogen replacement therapy product approved for use in the U.S. The NDA for this product was approved by the FDA in July 2007 and we plan to introduce Evamist(TM) during the fourth quarter of fiscal 2008.

         In June 2007, we acquired Particle and Coating Technologies Inc. ("PCT"), a privately held, St. Louis-based company. PCT is a particle coating company which uses its proprietary processes to develop products for the pharmaceutical, nutritional, veterinary, industrial and cosmetic markets. PCT's technologies include novel particle coatings, controlled release, buccal release, fast dissolving tablets, tastemasking, inhalable particle delivery and PLGA (polylactic-co-glycolic acid)-based depot-type deliveries, among others, and are applied to products developed and marketed internally, as well as out-licensed.

         OUR PROPRIETARY DRUG DELIVERY TECHNOLOGIES

         We believe we are a leader in the development of proprietary drug delivery systems and formulation technologies which enhance the effectiveness of new therapeutic agents, existing pharmaceutical products and nutritional supplements. We have used many of these technologies to successfully commercialize technologically distinguished branded and generic/non-branded products. Additionally, we continue to invest our resources in the development or acquisition of new technologies. The following describes our principal drug delivery technologies.

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

         ORAL CONTROLLED RELEASE TECHNOLOGIES. The technological leadership of our advanced drug delivery systems was established in the development of our three oral controlled release technologies, all of which have been commercialized. Our systems can be individually designed to achieve the desired release profile for a given drug. The release profile is dependent on many parameters, such as drug solubility, protein binding and site of absorption. Some of the products utilizing our oral controlled release systems in the market include isosorbide-5-mononitrate (an AB rated generic equivalent to IMDUR(R)), disopyramide phosphate (an AB rated generic equivalent of Norpace(R) CR) diltiazem extended-release capsules (an AB rated generic equivalent to Tiazac(R)) and metoprolol succinate extended-release tablets (an AB rated generic equivalent to Toprol-XL(R)).

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

         ORAL QUICK DISSOLVING TECHNOLOGY. Our quick dissolving oral tablet technology provides the ability to tastemask, yet dissolves in the mouth in a matter of seconds. Most other quick-dissolving technologies offer either quickness at the expense of poor tastemasking or excellent tastemasking at the expense of quickness. While still under development, this system allows for a drug to be quickly dissolved in the mouth, and can be combined with tastemasking capabilities that offer a unique dosage form for the most bitter tasting drug compounds. We have been issued patents and have patents pending for this system with the U.S. Patent and Trademark Office, or PTO.

         SALES AND MARKETING

         Ther-Rx has a national sales and marketing infrastructure which includes approximately 340 sales representatives and sales management personnel dedicated to promoting and marketing our branded pharmaceutical products to targeted physician specialists. The Ther-Rx sales force focuses on physician specialists who are identified through available market research as frequent prescribers of products in our therapeutic categories. Ther-Rx also has a corporate sales and marketing management team dedicated to planning and managing Ther-Rx's sales and marketing efforts.

         We attempt to increase sales of our branded pharmaceutical products through physician sales calls and promotional efforts, including sampling, advertising and direct mail. For acquired branded products, we generally increase the level of physician sales calls and promotion relative to the previous owner. For example, with the PreCare(R) prenatal sales efforts, we increased the level of physician sales calls and sampling to the highest prescribers of prenatal vitamins. We also have enhanced our PreCare(R) brand franchise by launching six additional line extensions to address unmet needs, including the launch of PreCare(R) Chewables, Premesis Rx(R), PreCare(R) Conceive(TM), PrimaCare(R), PrimaCare(R) ONE and PreCare Premier(TM). The PreCare(R) product line enables us to deliver a full range of nutritional products for physicians to prescribe to women in their childbearing years. In addition, we added to our women's health care family of products in June 2000 with the introduction of our first NDA approved product, Gynazole-1(R), the only one-dose prescription cream treatment for vaginal yeast infections. In fiscal 2004, we further expanded our branded product offerings when we launched technology improved versions of the Chromagen(R) and Niferex(R) oral hematinic product lines that were acquired at the end of fiscal 2003. In January 2005, we introduced our second NDA approved product, Clindesse(R), the first approved single-dose therapy for bacterial vaginosis. In fiscal 2006, we introduced Encora(R), a new prescription nutritional supplement product, and two new hematinic products, Repliva 21/7(TM) and Niferex Gold(R). In May 2007, we completed the acquisition of the U.S. marketing rights to Evamist(TM), a new low-dose estrogen transdermal spray, from VIVUS, Inc. The NDA for this product was approved by the FDA in July 2007 and we plan to introduce Evamist(TM) during the fourth quarter of fiscal 2008. By offering multiple products to the same group of physician specialists, we believe we are able to maximize the effectiveness of our experienced sales force.

         ETHEX has an experienced sales and marketing team, which includes an outside sales team, regional account managers, national account managers and an inside sales team. The outside sales force calls on wholesalers, distributors and national drugstore chains, as well as hospitals, nursing homes, mail order firms and independent pharmacies. The inside sales team calls on independent pharmacies to create demand at the wholesale level.

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

         During fiscal 2007, our three largest customers accounted for 26%, 21% and 14% of gross revenues. These customers were McKesson Drug Company, Cardinal Health and Amerisource Corporation, respectively. In fiscal

         2006 and 2005, these customers accounted for gross revenues of 27%, 16% and 13%, and 27%, 17% and 12%, respectively.

         Although we sell internationally, we do not have material operations or sales in foreign countries and our sales are not subject to significant geographic concentration.

         RESEARCH AND DEVELOPMENT

         We have long recognized that development of successful new products is critical to achieving our goal of sustainable growth over the long term. As such, our investment in research and development, which increased at a compounded annual growth rate of 24.1% over the past five fiscal years, reflects our continued commitment to develop new products and/or technologies through our internal development programs, and with our external strategic partners.

         Our research and development activities include the development of new and next generation drug delivery technologies, the formulation of brand name proprietary products and the development of technologically distinguished generic/non-branded versions of previously approved brand name pharmaceutical products. In fiscal 2007, 2006 and 2005, total research and development expenses were $31.5 million, $28.9 million and $23.5 million, respectively.

         All applications for FDA approval must contain information relating to product formulation, raw material suppliers, stability, manufacturing processes, packaging, labeling and quality control. Information to support the bioequivalence of generic drug products or the safety and effectiveness of new drug products for their intended use is also required to be submitted. There are generally two types of applications used for obtaining FDA approval of new products:


               * New Drug Application ("NDA"). An NDA is filed when approval is sought to market a drug with active ingredients that have not been previously approved by the FDA. NDAs are filed for newly developed brand products and, in certain instances, for a new dosage form, a new delivery system or a new indication for previously approved drugs.

               * Abbreviated New Drug Application ("ANDA"). An ANDA is filed when approval is sought to market a generic equivalent of a drug product previously approved under an NDA and listed in the FDA's "Orange Book" or for a new dosage strength or a new delivery system for a drug previously approved under an ANDA.


         One requirement for FDA approval of NDAs and ANDAs is that our manufacturing procedures and operations conform to FDA requirements and guidelines, generally referred to as current Good Manufacturing Practices ("cGMP"). The requirements for FDA approval encompass all aspects of the production process, including validation and recordkeeping, and involve changing and evolving standards.

         BRANDED PRODUCT DEVELOPMENT. The process required by the FDA before a pharmaceutical product, with active ingredients that have not been previously approved, may be marketed in the United States generally involves the following:

               *  laboratory and preclinical tests;
               * submission of an Investigational New Drug ("IND") application, which must become effective before clinical studies may begin;
               * adequate and well-controlled human clinical studies to establish the safety and efficacy of the proposed product for its intended use;

               * submission of an NDA containing the results of the preclinical tests and clinical studies establishing the safety and efficacy of the proposed product for its intended use, as well as extensive data addressing matters such as manufacturing and quality assurance;
               *  scale-up to commercial manufacturing; and
               *  FDA approval of an NDA.


         Preclinical tests include laboratory evaluation of the product, its chemistry, formulation and stability, as well as toxicology and pharmacology studies to help define the pharmacological profile of the drug and assess the potential safety and efficacy of the product. The results of these studies are submitted to the FDA as part of the IND. They must demonstrate that the product delivers sufficient quantities of the drug to the bloodstream or intended site of action to produce the desired therapeutic results before human clinical trials may begin. These studies must also provide the appropriate supportive safety information necessary for the FDA to determine whether the clinical studies proposed to be conducted under the IND can safely proceed. The IND automatically becomes effective 30 days after receipt by the FDA unless the FDA, during that 30-day period, raises concerns or questions about the conduct of the proposed trials as outlined in the IND. In such cases, the IND sponsor and the FDA must resolve any outstanding concerns before clinical trials may begin. In addition, an independent institutional review board must review and approve any clinical study prior to initiation.


         Human clinical studies are typically conducted in three sequential phases, which may overlap:

               * Phase I: The drug is initially introduced into a relatively small number of healthy human subjects or patients and is tested for safety, dosage tolerance, mechanism of action, absorption, metabolism, distribution and excretion.
               * Phase II: Studies are performed with a limited patient population to identify possible adverse effects and safety risks, to assess the efficacy of the product for specific targeted diseases or conditions, and to determine dosage tolerance and optimal dosage.
               * Phase III: When Phase II evaluations demonstrate that a dosage range of the product is effective and has an acceptable safety profile, Phase III trials are undertaken to evaluate further dosage and clinical efficacy and to test further for safety in an expanded patient population at geographically dispersed clinical study sites.


         The results of the product development, preclinical studies and clinical studies are then submitted to the FDA as part of the NDA. The NDA drug development and approval process could take from three to more than 10 years.

         In January 2005, we introduced our second NDA approved product, Clindesse(R), the first approved single-dose therapy for bacterial vaginosis. Similar to Gynazole-1(R), Clindesse(R) incorporates our proprietary VagiSite(TM) bioadhesive drug delivery technology. In fiscal 2006, we introduced Encora(R), a new prescription nutritional supplement product, and two new hematinic products, Niferex Gold(R) and Repliva 21/7(TM). Ther-Rx currently has a number of products in its research and development pipeline at various stages of development. We believe we have the technological expertise required to develop unique products to meet currently unmet needs in the area of women's health, as well as other therapeutic areas.

         As part of the May 2005 acquisition of FemmePharma, we assumed development responsibility and secured full worldwide marketing rights to an endometriosis product that had successfully completed Phase II clinical trials. We believe that this transaction allows us to best monitor the drug's continued development to ultimately capitalize on an attractive opportunity in this therapeutic area. The initial Phase III clinical studies began during the latter part of fiscal 2006. We are currently in the process of modifying and redefining these protocols. We are negotiating final protocol details under a Special Protocol Assessment ("SPA") with the FDA to ensure alignment prior to restarting the new Phase III study. In the meantime, the Company is testing a next generation formula in a Phase II study. In connection with the FemmePharma acquisition, the Company recorded expense in fiscal 2006 of $30.4 million that consisted of $29.6 million for acquired in-process research and development and $0.9 million in direct expenses related to the transaction.

         In May 2007, we acquired the U.S. marketing rights to Evamist(TM), a new low-dose estrogen transdermal spray, from VIVUS, Inc. The product was formulated with a patented metered-dose transdermal spray system which is designed to provide an easy, once-daily dose of estrodial via the skin. Evamist(TM) is the first transdermal spray estrogen replacement therapy product approved for use in the United States. Under the terms of the Asset Purchase Agreement, we agreed to pay $10.0 million in cash at closing and agreed to make an additional cash payment of $140.0 million upon final approval of the product by the FDA. Because the product had not obtained FDA approval when the initial payment was made at closing, we recorded $10.0 million of in-process research and development expense during the three months ended June 30, 2007. The agreement also provides for two future payments upon achievement of certain net sales milestones. In July 2007, FDA approval for Evamist(TM) was received and we paid $140.0 million to VIVUS, Inc. We are in the process of determining the allocation of the $140.0 million payment and we plan to launch the product during the fourth quarter of fiscal 2008.

         GENERIC/NON-BRANDED PRODUCT DEVELOPMENT. FDA approval of an ANDA is required before marketing a generic equivalent of a drug approved under an NDA in the United States or for a previously unapproved dosage strength or delivery system for a drug approved under an ANDA. The ANDA development process is generally less time consuming and complex than the NDA development process. It typically does not require new preclinical and clinical studies because it relies on the studies establishing safety and efficacy conducted for the drug previously approved through the NDA process. The ANDA process, however, does require one or more bioequivalency studies to show that the ANDA drug is bioequivalent to the previously approved drug. Bioequivalence compares the bioavailability of one drug product with that of another formulation containing the same active ingredient. When established, bioequivalence confirms that the rate of absorption and levels of concentration in the bloodstream of a formulation of the previously approved drug and the generic drug are equivalent. Bioavailability indicates the rate and extent of absorption and levels of concentration of a drug product in the bloodstream needed to produce the same therapeutic effect.

         Supplemental ANDAs are required for approval of various types of changes to an approved application, and these supplements may be under review for six months or more. In addition, certain types of changes may be approved only once new bioequivalence studies are conducted or other requirements are satisfied.

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

         Our policy is to file patent applications in appropriate situations to protect and preserve, for our own use, technology, inventions and improvements that we consider important to the development of our business. We currently hold domestic and foreign issued patents the last of which expires in fiscal 2023 relating to our controlled-release, site-specific, quick dissolve and taste-masking technologies. We have been granted 43 U.S. patents and have 39 U.S. patent applications pending. In addition, we have 67 foreign issued patents and a total of 203 patent applications pending primarily in Canada, Europe, Australia, Japan, South America, Mexico and

         South Korea (see Item 1A "Risk Factors - We depend on our patents and other proprietary rights and cannot be certain of their confidentiality and protection" for additional information).

         We currently own more than 200 U.S. and foreign trademark registrations and have also applied for trademark protection for the names of our proprietary controlled-release, tastemasking, site-specific and quick dissolve technologies. We intend to continue to trademark new technology and product names as they are developed.

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

         MANUFACTURING AND FACILITIES

         We believe that our research, manufacturing, distribution and administrative facilities are an important factor in achieving our long-term growth objectives. All facilities at March 31, 2007, aggregating approximately 1.2 million square feet, are located in the St. Louis, Missouri metropolitan area. We own facilities with approximately 1.1 million square feet, with the balance under various leases at pre-determined annual rates under agreements expiring from fiscal 2008 through fiscal 2017, subject in most cases to renewal at our option. In June 2006, we exercised the purchase option on a 126,168 square foot building in accordance with a previous lease agreement and acquired it for $4.9 million.

         We manufacture drug products in liquid, semi-solid, tablet, capsule and caplet forms for distribution by Ther-Rx, ETHEX and our corporate licensees and value-added specialty raw materials for distribution by PDI. We believe that all of our facilities are in material compliance with applicable regulatory requirements.

         We seek to maintain inventories at sufficient levels to support current production and sales levels. During fiscal 2007, we encountered no serious shortage of any particular raw materials. Although there can be no assurance that raw material supply will not adversely affect our future operations, we do not believe that any shortages will occur in the foreseeable future.

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

         In addition, we compete for product acquisitions with other pharmaceutical companies. Many of these competitors have substantially greater financial and marketing resources than we do. Accordingly, our competitors may succeed in product line acquisitions that we seek to acquire.

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

         With respect to any non-biological "new drug" product with active ingredients not previously approved by the FDA, a prospective manufacturer must submit a full NDA, including complete reports of preclinical, clinical and other studies to prove the product's safety and efficacy. A full NDA may also need to be submitted for a drug product with a previously approved active ingredient if, among other things, the drug will be used to treat an indication for which the drug was not previously approved, or if the abbreviated procedure discussed below is otherwise not available. A manufacturer intending to conduct clinical trials in humans for a new drug may be required first to submit a Notice of Claimed Investigational Exception for a New Drug, or IND, to the FDA containing information relating to preclinical and clinical studies. INDs and full NDAs may be required to be filed to obtain approval of certain of our products, including those that do not qualify for abbreviated application procedures. The full NDA process, including clinical development and testing, is expensive, time consuming and subject to inherent uncertainties (see "Research and Development" above).

         The Drug Price Competition and Patent Restoration Act of 1984, known as the Hatch-Waxman Act, established ANDA procedures for obtaining FDA approval for generic versions of many non-biological drugs for which patent or marketing exclusivity rights have expired and which are bioequivalent to previously approved drugs. "Bioequivalence" for this purpose, with certain exceptions, generally means that the proposed generic formulation is absorbed by the body at the same rate and extent as a previously approved "reference drug." Approval to manufacture these drugs is obtained by filing abbreviated applications, such as ANDAs. As a substitute for clinical studies, the FDA requires data indicating the ANDA drug formulation is bioequivalent to a previously approved reference drug among other requirements. The same abbreviated application procedures apply to antibiotic drug products that are bioequivalent to previously approved antibiotics, except that products containing certain older antibiotic ingredients are not subject to the special patent or marketing exclusivity protections afforded by the Hatch-Waxman Act to other drug products. The advantage of the ANDA approval mechanism, compared to an NDA, is that an ANDA applicant is not required to conduct preclinical and clinical studies to demonstrate the product is safe and effective for its intended use and may rely, instead, on studies demonstrating bioequivalence to a previously approved reference drug.

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

         In addition to marketing drugs which are subject to FDA review and approval, we market certain drug products in the U.S. without FDA approval under certain "grandfather" clauses and statutory and regulatory exceptions to the pre-market approval requirement for "new drugs" under the FDCA. A determination as to whether a particular product does or does not require FDA pre-market review and approval can involve consideration of numerous complex and imprecise factors. If a determination is made by the FDA that any product marketed without approval requires such approval, the FDA may institute enforcement actions, including product seizure, or action seeking an injunction or hold against further marketing and may or may not allow sufficient time to obtain the necessary approvals before it seeks to curtail further marketing. We are not in a position to predict whether or when the FDA might choose to raise objections to the marketing without NDA or ANDA approval of a category or categories of drug products represented in our product lines. In the event such objections are raised, we could be required or could decide to cease distribution of affected products until pre-market approval is obtained. In addition, we may not be able to obtain any particular approval that may be required or such approval may not be obtained on a timely basis.

         In this regard, in June 2006, May 2007 and September 2007, the FDA issued Notices to the pharmaceutical industry stating that manufacture of all unapproved drug products containing carbinoxamine, carbinoxamine labeled for children under two, timed-released guaifenesin, hydrocodone labeled for children under six and all other unapproved products containing hydrocodone, respectively, cease by September 6, 2006, July 9, 2006, August 26, 2007, October 31, 2007,
         and December 31, 2007, respectively. These Notices affect the continued manufacture and sale of ETHEX's Hydro-Tussin(TM) CBX Syrup, Tri-Vent(TM) HC Liquid, Guaifenex(R) DM ER Tablets, Guaifenex(R) PSE 60 ER Tablets, PhenaVent(TM) D Capsules, Guaifenex(R) PSE 80 ER Tablets, Pseudovent(TM) DM Tablets, Histinex(R) PV Syrup, Hydrocodone Bitartrate & Guaifenesin Liquid, Hydro-Tussin(TM) HC Syrup, Histinex(R) HC Syrup and Hydro-Tussin(TM) Syrup. On March 13, 2008, certain of the Company's other unapproved products were placed on hold by representatives of the Missouri Department of Health and Senior Services. Please see "Government Regulation" in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, for a more detailed discussion related to the product hold.

         In October 2007, the FDA issued a Notice extending the period during which the FDA will exercise its enforcement discretion not to challenge continued marketing and distribution of pancreatic enzyme products, such as ETHEX's Pangestyme(TM) product. Under the extension, FDA will continue to exercise its enforcement discretion with respect to unapproved pancreatic enzyme products that have an active Investigational New Drug Application ("IND") on active status on or before April 28, 2008 and have submitted an NDA on or before April 28, 2009.

         In addition to obtaining pre-market approval for certain of our products, we are required to maintain all facilities in compliance with the FDA's current Good Manufacturing Practice, or cGMP, requirements. In addition to compliance with cGMP each pharmaceutical manufacturer's facilities must be registered with the FDA.

         Manufacturers must also be registered with the U.S. Drug Enforcement Administration, or DEA, and similar state and local regulatory authorities if they handle controlled substances, with the EPA and similar state and local regulatory authorities if they generate toxic or dangerous wastes, and must comply with other applicable DEA and EPA requirements. Noncompliance with applicable requirements can result in fines, recall or seizure of products, total or partial suspension of production and distribution, refusal of the government to enter into supply contracts or to approve NDAs, ANDAs or other applications and criminal prosecution. The FDA also has the authority to revoke for-cause drug approvals previously granted.

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

         For international markets, a pharmaceutical company is subject to regulatory requirements, inspections and product approvals substantially the same as those in the U.S. In connection with any future marketing, distribution and license agreements that we may enter into, our licensees may accept or assume responsibility for such foreign regulatory approvals. The time and cost required to obtain these international market approvals may be greater or less than those required for FDA approval.

         Product development and approval within this regulatory framework take a number of years, involve the expenditure of substantial resources and are uncertain. Many drug products ultimately do not reach the market because they are not found to be safe or effective or cannot meet the FDA's other regulatory requirements. In addition, the current regulatory framework may change and additional regulatory or approval requirements may arise at any stage of our product development that may affect approval, delay the submission or review of an application or require additional expenditures by us. We may not be able to obtain necessary regulatory clearances or approvals on a timely basis, if at all, for any of our products under development, and delays in receipt or failure to receive such clearances or approvals, the loss of previously received clearances or approvals, or failure to comply with existing or future regulatory requirements could have a material adverse effect on our business.

         EMPLOYEES

         As of March 31, 2007, we employed a total of 1,414 employees. We were a party to a collective bargaining agreement with the Teamsters Union covering 133 employees that would have expired on December 31, 2009. However, on January 23, 2008, the employee members of the union voted to decertify their union representation. The decertification became effective February 7, 2008.

         ENVIRONMENT

         We do not expect that compliance with Federal, state or local provisions regulating the discharge of materials into the environment or otherwise relating to the protection of the environment will have a material effect on our capital expenditures, earnings or competitive position.

         AVAILABLE INFORMATION

         We make available, free of charge through our Internet website (http://www.kvpharmaceutical.com), our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K and amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after we electronically file these reports with, or furnish them to, the Securities and Exchange Commission. Also, copies of our Corporate Governance Guidelines, Audit Committee Charter, Compensation Committee Charter, Nominating and Corporate Governance Committee Charter, Code of Ethics for Senior Executives and Standards of Business Ethics for all Directors and employees are available on our Internet website, and available in print to any shareholder who requests them. The information posted on our website is not incorporated into this annual report.

         In addition, the SEC maintains an Internet website
         (http://www.sec.gov) that contains reports, proxy and information statements, and other information regarding registrants that file electronically with the SEC.

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

                         RISKS RELATED TO OUR BUSINESS

         THE MATTERS RELATING TO THE INVESTIGATION BY THE SPECIAL COMMITTEE AND THE RESTATEMENT OF THE COMPANY'S CONSOLIDATED FINANCIAL STATEMENTS MAY RESULT IN ADDITIONAL LITIGATION AND GOVERNMENT ENFORCEMENT ACTIONS.

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

         However, as a result of the independent investigation, the Special Committee concluded, and based on its internal review, management agrees, that incorrect measurement dates were used for financial accounting purposes for stock option grants made in certain prior periods. Therefore, we have recorded additional non-cash stock-based compensation expense, and related tax effects, with regard to certain past stock option grants, and we have restated certain previously filed financial statements included in this Form 10-K, as more fully described in the Explanatory Note immediately preceding Part I, Item 1, in "Management's Discussion and Analysis of Financial Condition and Results of Operation" in Item 7, and in Note 3 "Restatement of Consolidated Financial Statements" in Notes to Consolidated Financial Statements in this Form 10-K.

         The independent investigation and management's internal review and related activities have required us to incur substantial expenses for legal, accounting, tax and other professional services, have diverted some of our management's attention from the Company's business, and could have a material adverse effect on our business, financial condition, results of operations and cash flows.

         While we believe we have made appropriate judgments in determining the correct measurement dates for our stock option grants, based upon the Special Committee's findings and in consultation with outside experts and our independent registered public accounting firm, the SEC may disagree with the manner in which we have accounted for and reported the financial impact in our consolidated financial statements. Accordingly, there is a risk we may have to further restate our prior financial statements, amend prior filings with the SEC, or take other actions not currently contemplated by us.

         Our past stock option grant practices and the restatement of prior financial statements have exposed the Company to risks associated with litigation, regulatory proceedings and government enforcement actions. As described in Note 13 to our Consolidated Financial Statements, "Commitments and Contingencies," derivative lawsuits have been filed in state and federal courts against certain current and former directors and executive officers pertaining to allegations relating to stock option grants. Also, the Company was notified by the SEC in December 2007 that it had issued a formal order of investigation with respect to the Company's stock option plans, grants, exercises and accounting practices. Outcomes of litigation or regulatory proceedings relating to the Company's past stock option practices could have a material adverse effect on our financial condition, results of operations or cash flows. The resolution of these matters will continue to be time-consuming, expensive, and a distraction to some of our management from the conduct of the Company's business. Furthermore, if we are subject to adverse findings in litigation or regulatory proceedings we could be required to pay damages or penalties or have other remedies imposed.

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

         In assessing the findings of the investigation as well as the restatement, management concluded there were material weaknesses, as defined in the Public Company Accounting Oversight Board's Auditing Standard No. 2, in our internal control over financial reporting as of March 31, 2007. Management is implementing steps to remediate these material weaknesses by March 31, 2008, however, we cannot assure you that such remediation will be effective. See the discussion included in Item 9A of this Report for additional information regarding our internal control over financial reporting.

         Our internal control over financial reporting may not prevent all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system's objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. Over time, controls may become inadequate because changes in conditions or deterioration in the degree of compliance with policies or procedures may occur. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

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

         WE DEPEND ON OUR PATENTS AND OTHER PROPRIETARY RIGHTS AND CANNOT BE CERTAIN OF THEIR CONFIDENTIALITY AND PROTECTION.

         Our success depends, in large part, on our ability to protect our current and future technologies and products, to defend our intellectual property rights and to avoid infringing on the proprietary rights of others. We have been issued numerous patents in the U.S. and in certain foreign countries, which cover certain of our technologies, and have filed, and expect to continue to file, patent applications seeking to protect newly developed technologies and products. The pharmaceutical field is crowded and a substantial number of patents have been issued. In addition, the patent position of pharmaceutical companies can be highly uncertain and frequently involves complex legal and factual questions. As a result, the breadth of claims allowed in patents relating to pharmaceutical applications or their validity and enforceability cannot be predicted. Patents are examined for patentability at patent offices against bodies of prior art which by their nature may be incomplete and imperfectly categorized. Therefore, even presuming that the examiner has been able to identify and cite the best prior art available to him during the examination process, any patent issued to us could later be found by a court or a patent office during post-issuance proceedings to be invalid in view of newly-discovered prior art or already considered prior art or other legal reasons. Furthermore, there are categories of "secret" prior art unavailable to any examiner, such as the prior inventive activities of others, which could form the basis for invalidating any patent. In addition, there are other reasons why a patent may be found to be invalid, such as an offer for sale or public use of the patented invention in the U.S. more than one year before the filing date of the patent application. Moreover, a patent may be deemed unenforceable if, for example, the inventor or the inventor's agents failed to disclose prior art to the PTO that they knew was material to patentability.

         The coverage claimed in a patent application can be significantly reduced before a patent is issued, either in the U.S. or abroad. Consequently, our pending or future patent applications may not result in the issuance of patents. Patents issued to us may be subjected to further proceedings limiting their scope and may not provide significant proprietary protection or competitive advantage. Our patents also may be challenged, circumvented, invalidated or deemed unenforceable. Patent applications in the U.S. filed prior to November 29, 2000 are currently maintained in secrecy until and unless patents issue, and patent applications in certain other countries generally are not published until more than 18 months after they are first filed (which generally is the case in the U.S. for applications filed on or after November 29, 2000). In addition, publication of discoveries in scientific or patent literature often lags behind actual discoveries. As a result, we cannot be certain that we or our licensors will be entitled to any rights in purported inventions claimed in pending or future patent applications or that we or our licensors were the first to file patent applications on such inventions. Furthermore, patents already issued to us or our pending applications may become subject to dispute, and any dispute could be resolved against us. For example, we may become involved in re-examination, reissue or interference proceedings in the PTO, or opposition proceedings in a foreign country. The result of these proceedings can be the invalidation or substantial narrowing of our patent claims. We also could be subject to court proceedings that could find our patents invalid or unenforceable or could substantially narrow the scope of our patent claims. In addition, statutory differences in patentable subject matter may limit the protection we can obtain on some of our inventions outside of the U.S. For example, methods of treating humans are not patentable in many countries outside of the U.S.

         These and other issues may prevent us from obtaining patent protection outside of the U.S. Furthermore, once patented in foreign countries, the inventions may be subjected to mandatory working requirements and/or subject to compulsory licensing regulations.

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

         It is possible that third parties may own or could acquire rights in trademarks or domain names in the U.S. or abroad that are confusingly similar to or otherwise compete unfairly with our marks and domain names, or that our use of trademarks or domain names may infringe or otherwise violate the intellectual property rights of third parties. The use of similar marks or domain names by third parties could decrease the value of our trademarks or domain names and hurt our business, for which there may be no adequate remedy.

         THIRD PARTIES MAY CLAIM THAT WE INFRINGE ON THEIR PROPRIETARY RIGHTS, OR SEEK TO CIRCUMVENT OURS.

         We may be required to defend against charges of infringement of patents, trademarks or other proprietary rights of third parties. This defense could require us to incur substantial expense and to divert significant effort of our technical and management personnel, and could result in our loss of rights to develop or make certain products or require us to pay monetary damages or royalties to license proprietary rights from third parties. If a dispute is settled through licensing or similar arrangements, costs associated with such arrangements may be substantial and could include ongoing royalties. Furthermore, we cannot be certain that the necessary licenses would be available to us on acceptable terms, if at all. Accordingly, an adverse determination in a judicial or administrative proceeding or failure to obtain necessary licenses could prevent us from manufacturing, using, selling and/or importing in to the U.S. certain of our products. Litigation also may be necessary to enforce our patents against others or to protect our know-how or trade secrets. That litigation could result in substantial expense or put our proprietary rights at risk of loss, and we cannot assure you that any litigation will be resolved in our favor. There currently are four patent infringement lawsuits pending against us. They could have a material adverse effect on our future business, financial condition, results of operations or cash flows.

         WE MAY BE UNABLE TO MANAGE OUR GROWTH.

         Over the past ten years, our businesses and product offerings have grown substantially. This growth and expansion has posed, and is expected to continue to pose, significant challenges for our management, operational and financial resources. To manage our growth, we must continue to (1) expand our operational, sales, customer support and financial control systems and (2) hire, train and retain qualified personnel. If we are unable to manage our growth effectively, our business, financial condition, results of operations or cash flows could be materially adversely affected.

         WE MAY BE ADVERSELY AFFECTED BY THE CONTINUING CONSOLIDATION OF OUR DISTRIBUTION NETWORK AND THE CONCENTRATION OF OUR CUSTOMER BASE.

         Our principal customers are wholesale drug distributors, major retail drug store chains, independent pharmacies and mail order firms. These customers comprise a significant part of the distribution network for pharmaceutical products in the U.S. This distribution network is continuing to undergo significant consolidation marked by mergers and acquisitions among wholesale distributors and the growth of large retail drug store chains. As a result, a small number of large wholesale distributors control a significant share of the market, and the number of independent drug stores and small drug store chains has decreased. We expect that consolidation of drug wholesalers and retailers will increase pricing and other competitive pressures on drug manufacturers. For the fiscal year ended March 31, 2007, our three largest customers, which are wholesale distributors, accounted for 26%, 21% and 14% of our gross sales, respectively. The loss of any of these customers could materially and adversely affect our business, financial condition, results of operations or cash flows.

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

         We could invest a significant amount of time and expense in the development of our generic products only to be subject to significant additional delay and changes in the economic prospects for our products. If we receive FDA approval for our pending ANDAs, we may consider commercializing the product prior to the final resolution of any related patent infringement litigation. The risk involved in marketing a product prior to the final resolution of the litigation may be substantial because the remedies available to the patent holder could include, among other things, damages measured by the profits lost by such patent holder and not by the profits earned by us. Patent holders may also recover damages caused by the erosion of prices for its patented drug as a result of the introduction of our generic drug in the marketplace. Further, in the case of a willful infringement, which requires a complex analysis of the totality of the circumstances, such damages may be trebled. However, in order to realize the economic benefits of some of our products, we may decide to risk an amount that may exceed the profit we anticipate making on our product. There are a number of factors we would need to consider in order to decide whether to launch our product prior to final resolution, including (1) outside legal advice, (2) the status of a pending lawsuit, (3) interim court decisions, (4) status and timing of a trial, (5) legal decisions affecting other competitors for the same product, (6) market factors,
         (7) liability sharing agreements, (8) internal capacity issues, (9) expiration dates of patents, (10) strength of lower court decisions and (11) potential triggering or forfeiture of exclusivity. An adverse determination in the litigation relating to a product we launch at risk could have a material adverse effect on our business, financial condition, results of operations or cash flows.

         WE FACE THE RISK OF PRODUCT LIABILITY CLAIMS, FOR WHICH WE MAY BE INADEQUATELY INSURED.

         Manufacturing, selling and testing pharmaceutical products involve a risk of product liability. Even unsuccessful product liability claims could require us to spend money on litigation, divert management's time, damage our reputation and impair the marketability of our products. A successful product liability claim outside of or in excess of our insurance coverage could require us to pay substantial sums and adversely affect our business, financial condition, results of operations or cash flows.

         We have been advised that one of our former distributor customers is being sued in Florida state court in a case captioned Darrian Kelly
         v. K-Mart et. al. for personal injury allegedly caused by ingestion of K-Mart diet caplets that are alleged to have been manufactured by us and to contain phenylpropanolamine, or PPA. The distributor has tendered defense of the case to us and has asserted a right to indemnification for any financial judgment it must pay. We previously notified our product liability insurer of this claim in 1999 and again in 2004, and we demanded that the insurer assume our defense. The insurer has stated that it has retained counsel to secure additional factual information and will defer its coverage decision until that information is received. We intend to vigorously defend our interests, however, we may be impleaded into the action, and, if we are impleaded, we may not prevail.

         Our product liability coverage for PPA claims expired for claims made after June 15, 2002. Although we renewed our product liability coverage for coverage after June 15, 2002, that policy excludes future PPA claims in accordance with the standard industry exclusion. Consequently, as of June 15, 2002, we will provide for legal defense costs and indemnity payments involving PPA claims on a going forward basis as incurred. Moreover, we may not be able to obtain product liability insurance in the future for PPA claims with adequate coverage limits at commercially reasonable prices for subsequent periods. From time to time in the future, we may be subject to further litigation resulting from products containing PPA that we formerly distributed. We intend to vigorously defend our interests, however, we may not prevail.

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

         WE EXPEND A SIGNIFICANT AMOUNT OF RESOURCES ON RESEARCH AND DEVELOPMENT EFFORTS THAT MAY NOT LEAD TO SUCCESSFUL PRODUCT INTRODUCTIONS.

         We conduct research and development primarily to enable us to manufacture and market FDA-approved pharmaceuticals in accordance with FDA regulations. Typically, research costs related to the development of innovative compounds and the filing of NDAs are significantly greater than those expenses associated with ANDA filings. As such, our investment in research and development, which increased at a compounded annual growth rate of 24.1% over the five fiscal year period ended March 31, 2007, reflects our ongoing commitment to develop new products and/or technologies through our internal development programs, and with our external strategic partners. Because of the inherent risk associated with research and development efforts in our industry, particularly with respect to new drugs, our research and development expenditures may not result in the successful introduction of FDA approved new pharmaceutical products. Also, after we submit an ANDA, the FDA may request that we conduct additional studies and as a result, we may be unable to reasonably determine the total research and development costs to develop a particular product. Finally, we cannot be certain that any investment made in developing products will be recovered, even if we are successful in commercialization. To the extent that we expend significant resources on research and development efforts and are not able, ultimately, to introduce successful new products as a result of those efforts, our business, financial condition, results of operations or cash flows may be materially adversely affected.

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

         Additionally, we maintain safety stocks in our raw materials inventory, and in certain cases where we have listed only one supplier in our applications with the FDA, have received FDA approval to use alternative suppliers should the need arise. However, there is no guarantee that we will always have timely and sufficient access to a critical raw material or finished product. A prolonged interruption in the supply of a single-sourced raw material, including the active ingredient, or finished product could cause our business, financial condition, results of operations or cash flows to be materially adversely affected. In addition, our manufacturing capabilities could be impacted by quality deficiencies in the products which our suppliers provide, which could have a material adverse effect on our business.

         We utilize controlled substances in certain of our current products and products in development and therefore must meet the requirements of the Controlled Substances Act of 1970 and the related regulations administered by the Drug Enforcement Administration ("DEA"). These regulations relate to the manufacture, shipment, storage, sale and use of controlled substances. The DEA limits the availability of the active ingredients used in certain of our current products and products in development and, as a result, our procurement quota of these active ingredients may not be sufficient to meet commercial demand or complete clinical trials. We must annually apply to the DEA for procurement quota in order to obtain these substances. Any delay or refusal by the DEA in establishing our procurement quota for controlled substances could delay or stop our clinical trials or product launches, or could cause trade inventory disruptions for those products that have already been launched, which could have a material adverse effect on our business, financial condition, results of operations or cash flows.

         OUR POLICIES REGARDING RETURNS, ALLOWANCES AND CHARGEBACKS, AND MARKETING PROGRAMS ADOPTED BY WHOLESALERS, MAY REDUCE OUR REVENUES IN FUTURE FISCAL PERIODS.

         Based on industry practice, generic product manufacturers, including us, have liberal return policies and have been willing to give customers post-sale inventory allowances. Under these arrangements, from time to time, we give our customers credits on our generic products that our customers hold in inventory after we have decreased the market prices of the same generic products. Therefore, if additional competitors enter the marketplace and significantly lower the prices of any of their competing products, we would likely reduce the price of our comparable products. As a result, we could be obligated to provide significant credits to our customers who are then holding inventories of such products, which could reduce sales revenue and gross margin for the period when the credits are accrued. Like our competitors, we also give credits for chargebacks to wholesale customers that have contracts with us for their sales to hospitals, group purchasing organizations, pharmacies or other retail customers. A chargeback is the difference between the price the wholesale customer pays and the price that the wholesale customer's end-customer pays for a product. Although we establish allowances based on our prior experience and our best estimates of the impact that these policies may have in subsequent periods, our allowances may not be adequate or our actual product returns, allowances and chargebacks may exceed our estimates.

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

         The Company and/or ETHEX have been named as defendants in certain multi-defendant cases alleging that the defendants reported improper or fraudulent pharmaceutical pricing information, i.e., Average Wholesale Price, or AWP, and/or Wholesale Acquisition Cost, or WAC, information, which caused the governmental plaintiffs to incur excessive costs for pharmaceutical products under the Medicaid program. Cases of this type have been filed against the Company and/or ETHEX and other pharmaceutical manufacturer defendants by the States of Massachusetts, Alabama, Mississippi, Utah and Iowa, New York City, and approximately 45 counties in New York State. The State of Mississippi effectively voluntarily dismissed the Company and ETHEX without prejudice on October 5, 2006 by virtue of the State's filing an Amended Complaint on such date that does not name either the Company or ETHEX as a defendant. In the remaining cases, only ETHEX is a named defendant. On August 13, 2007, ETHEX settled the Massachusetts lawsuit for $0.58 million in cash and agreed to supply $0.15 million in free pharmaceuticals over the next two years and received a general release with no admission of liability. The New York City case and all New York county cases (other than the Erie, Oswego and Schenectady County cases) have been transferred to the U.S. District Court for the District of Massachusetts for coordinated or consolidated pretrial proceedings under the Average Wholesale Price Multidistrict Litigation (MDL No. 1456). The cases pertaining to the State of Alabama, Erie County, Oswego County, and Schenectady County were removed to federal court by a co-defendant in October 2006, but all of these cases have since been remanded to the state courts in which they originally were filed. Each of these actions is in the early stages, with fact discovery commencing or ongoing. In October 2007, ETHEX was served with a complaint naming ETHEX and nine other pharmaceutical companies as defendants in a pricing suit filed in state court in Utah by the State of Utah. The State of Utah filed an amended complaint in November 2007. This suit has been removed to federal court, where the State of Utah is seeking a remand to the state courts. A decision is pending before the court. The time to file an answer or other response in the Utah suit has not yet run. In October 2007, the State of Iowa filed a complaint naming ETHEX and 77 other pharmaceutical companies as defendants in a pricing suit in federal court in the State of Iowa. ETHEX and the other defendants have moved to dismiss the Iowa complaint. The Company intends to vigorously defend its interests in the actions described above; however, the outcome may have a material adverse effect on our future business, financial condition, results of operations or cash flows.

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

         RISING INSURANCE COSTS COULD NEGATIVELY IMPACT PROFITABILITY.

         The cost of insurance, including workers' compensation, product liability and general liability insurance, has risen significantly in the past few years and is expected to continue to increase. In response, we may increase deductibles and/or decrease certain coverages to mitigate these costs. These increases, and our increased risk due to increased deductibles and reduced coverages, could have a negative impact on our business, financial condition, results of operations or cash flows.

         OUR REVENUES, GROSS PROFIT AND OPERATING RESULTS MAY FLUCTUATE FROM PERIOD TO PERIOD DEPENDING UPON OUR PRODUCT SALES MIX, OUR PRODUCT PRICING, AND OUR COSTS TO MANUFACTURE OR PURCHASE PRODUCTS.

         Our future results of operations, financial condition and cash flows will depend to a significant extent upon our branded and generic/non-branded product sales mix (the proportion of total sales between branded products and generic/non-branded products). Our sales of branded products generate higher gross margins than our sales of generic/non-branded products. In addition, the introduction of new generic products at any given time can involve significant initial quantities being purchased by our wholesaler customers, as they supply initial quantities to pharmacies and purchase product for their own wholesaler inventories. As a result, our sales mix will significantly impact our gross profit from period to period. During fiscal 2007, sales of our branded products and generic/non-branded products accounted for 42.5% and 53.1%, respectively, of our net revenues. During that year, branded products and generic/non-branded products contributed gross margins of 89.0% and 58.7%, respectively, to our consolidated gross profit margin of 66.8% in fiscal 2007. Factors that may cause our sales mix to vary include:

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

         INCREASED INDEBTEDNESS MAY IMPACT OUR FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         At March 31, 2007, we had $241.3 million of outstanding debt, consisting of $200.0 million principal amount of 2.5% Contingent Convertible Subordinated Notes due 2033 (the "Notes") and the remaining principal balance of a $43.0 million mortgage loan entered into in March 2006. In June 2006, we replaced our $140.0 million credit line by entering into a new credit agreement with ten banks that provides for a revolving line of credit for borrowing up to $320.0 million. The new credit agreement also includes a provision for increasing the revolving commitment, at the lenders' sole discretion, by up to an additional $50.0 million. The new credit facility is unsecured unless we, under certain specified circumstances, utilize the facility to redeem part or all of our outstanding Notes. The new credit facility has a term expiring in June 2011. At March 31, 2007, we had no cash borrowings under our credit facility, but $0.9 million of letters of credit were issued under it. Our level of indebtedness may have several important effects on our future operations, including:

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

         We may also consider issuing additional debt or equity securities in the future to fund potential acquisitions or investments, to refinance existing debt, and/or for general corporate purposes. If a material acquisition or investment is completed, our operating results and financial condition could change materially in future periods. However, additional funds may not be available on satisfactory terms, or at all, to fund such activities.

         Holders of the Notes may require us to offer to repurchase their Notes for cash upon the occurrence of a change in control or on May 16, 2008, 2013, 2018, 2023 and 2028. As a result of this, we classified the Notes as a current liability as of June 30, 2007 due to the right the holders have to require us to repurchase the Notes on May 16, 2008. The source of funds for any repurchase required as a result of any such events will be our available cash or cash generated from operating activities or other sources, including borrowings, sales of assets, sales of equity or funds provided by a new controlling entity. The use of available cash to fund the repurchase of the Notes may impair our ability to obtain additional financing in the future.

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

         During 2008, disruption in the credit and capital markets have adversely affected the auction market for the type of securities held by the Company and the ARS held by the Company have recently experienced failed auctions as the amount of securities submitted for sale has exceeded the amount of purchase orders. If uncertainties in these credit and capital markets continue or these markets deteriorate further the Company may incur impairments to the carrying value of its investments in ARS, which could negatively affect the Company's financial condition, cash flow and reported earnings. (See
         Note 24 to the Consolidated Financial Statements for further discussion of the Company's investment in ARS). However, the Company believes that as of December 31, 2007, based on its current cash, cash equivalents and marketable securities balances of $112 million (exclusive of auction rate securities) and its current borrowing capacity of $290 million under its credit facility, the current lack of liquidity in the auction rate market will not have a material impact on its ability to fund its operations or interfere with the Company's external growth plans.

         WE MAY INCUR CHARGES FOR INTANGIBLE ASSET IMPAIRMENT.

         When we acquire the rights to manufacture and sell a product, we record the aggregate purchase price, along with the value of the product-related liabilities we assume, as intangible assets. We use the assistance of valuation experts to help us allocate the purchase price to the fair value of the various intangible assets we have acquired. Then, we must estimate the economic useful life of each of these intangible assets in order to amortize their cost as an expense in our consolidated statements of income over the estimated economic useful life of the related asset. The factors that affect the actual economic useful life of a pharmaceutical product are inherently uncertain, and include patent protection, physician loyalty and prescribing patterns, competition by products prescribed for similar indications, future introductions of competing products not yet FDA approved and the impact of promotional efforts, among many others. We consider all of these factors in initially estimating the economic useful lives of our products, and we also continuously monitor these factors for indications of decline in carrying value.

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

         The consolidated financial statements that we file with the SEC are prepared in accordance with GAAP. The preparation of financial statements in accordance with GAAP involves making estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and the related disclosure of contingent assets and liabilities. The most significant estimates we are required to make under GAAP include, but are not limited to, those related to revenue recognition and reductions to gross revenues, inventory valuation, intangible assets, stock-based compensation, income taxes and loss contingencies related to legal proceedings. We periodically evaluate estimates used in the preparation of the consolidated financial statements for reasonableness, including estimates provided by third parties. Appropriate adjustments to the estimates will be made prospectively, as necessary, based on such periodic evaluations. We base our estimates on, among other things, currently available information, market conditions, historical experience and various assumptions, which together form the basis of making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Although we believe that our assumptions are reasonable under the circumstances, estimates would differ if different assumptions were utilized and these estimates may prove in the future to have been inaccurate.

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

         *  the trend toward managed health care in the U.S.;

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

         Our ability to market generic pharmaceutical products successfully depends, in part, on the acceptance of the products by independent third parties, including pharmacies, government formularies and other retailers, as well as patients. We manufacture a number of prescription drugs which are used by patients who have severe health conditions. Although the brand-name products generally have been marketed safely for many years prior to our introduction of a generic/non-branded alternative, there is a possibility that one of these products could produce a side effect which could result in an adverse effect on our ability to achieve acceptance by managed care providers, pharmacies and other retailers, customers and patients. If these independent third parties do not accept our products, it could have a material adverse effect on our business, financial condition, results of operations or cash flows.

         EXTENSIVE INDUSTRY REGULATION HAS HAD, AND WILL CONTINUE TO HAVE, A SIGNIFICANT IMPACT ON OUR INDUSTRY AND OUR BUSINESS, ESPECIALLY OUR PRODUCT DEVELOPMENT, MANUFACTURING AND DISTRIBUTION CAPABILITIES.

         All pharmaceutical companies, including us, are subject to extensive, complex, costly and evolving regulation by the federal government, principally the FDA and, to a lesser extent, the DEA and state government agencies. The Federal Food, Drug and Cosmetic Act, the Controlled Substances Act and other federal statutes and regulations govern or influence the testing, manufacturing, packing, labeling, storing, record keeping, safety, approval, advertising, promotion, sale and distribution of our products. Failure to comply with applicable FDA or other regulatory requirements may result in criminal prosecution, civil penalties, injunctions or holds, recall or seizure of products and total or partial suspension of production, as well as other regulatory actions against our products and us.

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

                       RISKS RELATED TO OUR COMMON STOCK

         THE MARKET PRICE OF OUR STOCK HAS BEEN AND MAY CONTINUE TO BE
         VOLATILE.

         The market prices of securities of companies engaged in pharmaceutical development and marketing activities historically have been highly volatile. In addition, any or all of the following may have a significant impact on the market price of our common stock: developments regarding litigation and an investigation regarding our former stock option grant practices; announcements by us or our competitors of technological innovations or new commercial products; delays in the development or approval of products; regulatory withdrawals of our products from the market; developments or disputes concerning patent or other proprietary rights; publicity regarding actual or potential medical results relating to products marketed by us or products under development; regulatory developments in both the U.S. and foreign countries; publicity regarding actual or potential acquisitions; public concern as to the safety of drug technologies or products; financial results which are different from securities analysts' forecasts; economic and other external factors; and period-to-period fluctuations in our financial results.

         FUTURE SALES OF COMMON STOCK COULD ADVERSELY AFFECT THE MARKET PRICE OF OUR CLASS A OR CLASS B COMMON STOCK.

         As of March 31, 2007, an aggregate of 3,435,565 shares of our Class A Common Stock and 230,842 shares of our Class B Common Stock were issuable upon exercise of outstanding stock options under our stock option plans, and an additional 563,750 shares of our Class A Common Stock and 1,230,000 shares of Class B Common Stock were reserved for the issuance of additional options and shares under these plans. In addition, as of March 31, 2007, 8,691,880 shares of Class A Common Stock were reserved for issuance upon conversion of $200.0 million principal amount of Notes, and 337,500 shares of our Class A Common Stock were reserved for issuance upon conversion of our outstanding 7% Cumulative Convertible Preferred Stock.

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

         MANAGEMENT SHAREHOLDERS CONTROL OUR COMPANY.

         At March 31, 2007, our directors and executive officers beneficially own approximately 13% of our Class A Common Stock and approximately 66% of our Class B Common Stock. As a result, these persons control approximately 59% of the combined voting power represented by our outstanding securities. These persons will retain effective voting control of our Company and are expected to continue to have the ability to effectively determine the outcome of any matter being voted on by our shareholders, including the election of directors and any merger, sale of assets or other change in control of our Company.


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


ITEM 1B. UNRESOLVED STAFF COMMENTS
         -------------------------

         None.

ITEM 2.  PROPERTIES
         ----------

         Our corporate headquarters is located at 2503 South Hanley Road in St. Louis County, Missouri, and contains approximately 35,000 square feet of floor space. We have a lease on the building for a period of five years expiring December 31, 2011, with one three-year renewal option. The building is leased from an affiliated partnership of an officer and director of the Company.

         In addition, we lease or own the facilities shown in the following table. All of these facilities are located in the St. Louis, Missouri metropolitan area.

                   SQUARE                                               LEASE              RENEWAL
                   FOOTAGE       USAGE                                  EXPIRES            OPTIONS
              --------------------------------------------------------------------------------------
              Leased Facilities
                   30,150        PDI Mfg./Whse.                         11/30/12           5 Years(1)
                   10,000        PDI/KV Lab/Whse.                       11/30/08           None
                   15,000        KV/PDI Office                          02/29/08           2 Years(2)
                   23,000        KV Office/R&D/Mfg.                     12/31/12           5 Years(1)
                   41,770        KV Warehouse                           11/30/16           None
                  -------
                  119,920

              Owned Facilities
                    126,168      KV Office/Mfg(3)
                    121,472      KV Office/Whse./Lab(4)
                     87,250      KV Mfg.
                     88,850      KV Lab
                    302,940      KV Mfg/Whse/ETHEX/Ther-Rx Office(4)
                    259,990      ETHEX/Ther-Rx/PDI Distribution(4)
                     96,360      KV Warehouse
                  ---------
                  1,083,030

         ----------------------------------------
         (1)  Two five-year options.
         (2)  Two two-year options.
         (3) The purchase option on this building was exercised by the Company in accordance with the lease agreement and was acquired for $4.9 million in June 2006.
         (4) In March 2006, we entered into a $43.0 million mortgage loan agreement with one of our primary lenders secured, in part, by this property. This loan bears interest at a rate of 5.91% and matures on April 1, 2021.

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

ITEM 3.  LEGAL PROCEEDINGS
         -----------------

         The information set forth under Note 13 - Commitments and Contingencies - to the Consolidated Financial Statements included in
         Item 8 of this report is incorporated in this Item 3 by reference.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         ---------------------------------------------------

         No matters were submitted to a vote of security holders during the fourth quarter of the Company's fiscal year ended March 31, 2007.

ITEM 4A. EXECUTIVE OFFICERS OF THE REGISTRANT
         ------------------------------------

         The following is a list of current executive officers of our Company, their ages, their positions with our Company and their principal occupations for at least the past five years.

NAME                       AGE      POSITION HELD AND PAST EXPERIENCE
------------------------------------------------------------------------------
Marc S. Hermelin(1)        66       Chairman of the Board and Chief Executive
                                    Officer since August 2006; Vice Chairman
                                    and Chief Executive Officer from 1975 to
                                    August 2006; Vice Chairman of the Board
                                    from 1974 to 1975.

Richard H. Chibnall        51       Vice President, Finance and Chief
                                    Accounting Officer since June 2005; Vice
                                    President, Finance from February 2000 to
                                    June 2005.

David A. Van Vliet         52       Chief Administration Officer since
                                    September 2006; Director from August 2004
                                    to September 2006; President and Chief
                                    Operating Officer of Angelica Corporation
                                    from June 2005 to September 2006;
                                    President and Chief Executive Officer of
                                    Growing Family, Inc. from 1998 to June
                                    2005.

Gregory S. Bentley         58       Senior Vice President and General Counsel
                                    since April 2006; Executive Vice
                                    President, General Counsel and Corporate
                                    Compliance Officer, AAI Pharma, Inc. from
                                    1999 to April 2006.

Michael S. Anderson        58       Corporate Vice President, Industry
                                    Presence and Development since February
                                    2006; Chief Executive Officer, Ther-Rx
                                    Corporation from February 2000 to February
                                    2006.

Patricia K. McCullough     55       Chief Executive Officer, ETHEX Corporation
                                    since January 2006; Group Vice President,
                                    Business Development and Strategic
                                    Planning, Taro Pharmaceuticals from
                                    September 2003 to January 2006; Senior
                                    Vice President, Account Development,
                                    Cardinal Health from June 2000 to July
                                    2003.

Gregory J. Divis, Jr.      41       President, Ther-Rx Corporation since July
                                    2007; Vice President, Business Development
                                    and Life Cycle Management, Sanofi-aventis
                                    U.S. from February 2006 to July 2007; Vice
                                    President Sales, Respiratory East,
                                    Sanofi-aventis U.S. from June 2004 to
                                    February 2006; Executive Director, Sales
                                    and Marketing National Accounts, Reliant
                                    Pharmaceuticals from December 2003 to June
                                    2004; Vice President and Country Manager
                                    United Kingdom and Ireland,
                                    Schering-Plough from May 2002 to December
                                    2003; Vice President, Field Operations
                                    Oncology-Biotech Division, Schering-Plough
                                    from October 2000 to April 2002.

Raymond F. Chiostri        73       Corporate Vice President, KV
                                    Pharmaceutical since September 2006;
                                    Chairman and Chief Executive Officer of
                                    Particle Dynamics, Inc. from 1999 to
                                    September 2006.

Paul T. Brady              44       President, Particle Dynamics, Inc. since
                                    2003; Senior Vice President and General
                                    Manager, International Specialty Products
                                    Corporation from June 2002 to January
                                    2003; Senior Vice President, Commercial
                                    Director, North and South America
                                    International Specialty Products from 2000
                                    to 2002.

Rita E. Bleser             52       President, Pharmaceutical Manufacturing
                                    Division since April 2007; Vice President,
                                    Technology, Tyco Healthcare from September
                                    2001 to April 2007.

Ronald J. Kanterman        53       Vice President, Chief Financial Officer
                                    and Assistant Secretary since March 2008;
                                    Vice President, Strategic Financial
                                    Management, Treasurer, and Assistant
                                    Secretary from March 2006 to March
                                    2008; Vice President, Treasury from
                                    January 2004 to March 2006; Partner, Brown
                                    Smith Wallace, LLP from 1993 to January
                                    2004; Partner, Arthur Andersen & Co., from
                                    1987 to 1993.

Executive officers of the Company serve at the pleasure of the Board of Directors.

-------------------------------
(1) Marc S. Hermelin is the father of David S. Hermelin, Vice President, Corporate Strategy & Operation Analysis, a member of the Board of Directors since 2004.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS
         ----------------------------------------------------------------------
         AND ISSUER PURCHASES OF EQUITY SECURITIES
         -----------------------------------------

    A)   PRINCIPAL MARKET
         ----------------

         Our Class A Common Stock and Class B Common Stock are traded on the New York Stock Exchange under the symbols KV.A and KV.B, respectively.

    B)   APPROXIMATE NUMBER OF HOLDERS OF COMMON STOCK
         ---------------------------------------------

         The number of holders of record of Class A and Class B Common Stock as of January 15, 2008, was 906 and 322, respectively (not separately counting shareholders whose shares are held in "nominee" or "street" names, which are estimated to represent approximately 5,000 additional holders of Class A Common Stock and Class B Common Stock combined).

    C)   STOCK PRICE AND DIVIDEND INFORMATION
         ------------------------------------

         The high and low closing sales prices of our Class A and Class B Common Stock during each quarter of fiscal 2007 and 2006, as reported on the New York Stock Exchange were as follows:


                                                           CLASS A COMMON STOCK
                                                           --------------------

                                            FISCAL 2007                                     FISCAL 2006
                                            -----------                                     -----------
         QUARTER                      HIGH               LOW                          HIGH                LOW
         -------                      ----------------------                          -----------------------

         First...................... $24.31            $17.50                        $24.37             $16.75
         Second.....................  23.94             16.90                         18.27              15.53
         Third......................  24.91             21.74                         21.50              16.79
         Fourth.....................  26.28             22.83                         24.22              20.60

                                                           CLASS B COMMON STOCK
                                                           --------------------

                                            FISCAL 2007                                     FISCAL 2006
                                            -----------                                     -----------
         QUARTER                      HIGH               LOW                          HIGH                LOW
         -------                      ----------------------                          -----------------------

         First...................... $24.27            $17.48                        $24.72             $16.79
         Second.....................  23.92             16.92                         18.24              15.53
         Third......................  24.86             21.78                         21.57              16.83
         Fourth.....................  26.21             22.71                         24.13              21.27

         Since 1980, we have not declared or paid any cash dividends on our common stock and we do not plan to do so in the foreseeable future. No dividends may be paid on Class A Common Stock or Class B Common Stock unless all dividends on the Cumulative Convertible Preferred Stock have been declared and paid. Dividends must be paid on Class A Common Stock when, and if, we declare and distribute dividends on the Class B Common Stock. Dividends of $70,000 were paid in fiscal 2007 and 2006 on 40,000 shares of outstanding Cumulative Convertible Preferred Stock. There were no undeclared and unaccrued cumulative preferred dividends at March 31, 2007.

         Also, under the terms of our credit agreement, we may not pay cash dividends in excess of 25% of the prior fiscal year's consolidated net income. For the foreseeable future, we plan to use cash generated from operations for general corporate purposes, including funding potential acquisitions, research and development and working capital. Our board of directors reviews our dividend policy periodically. Any payment of dividends in the future will depend upon our earnings, capital requirements, financial condition and other factors considered relevant by our board of directors. See also Note 17 of Notes to Consolidated Financial Statements for information relating to our equity compensation plans.


----------------------------------------------------------------------------------------------------------------------
                                         ISSUER PURCHASES OF EQUITY SECURITIES

----------------------------------------------------------------------------------------------------------------------
         PERIOD              TOTAL NUMBER OF            WEIGHTED            TOTAL NUMBER OF       MAXIMUM NUMBER OF
                            SHARES PURCHASED       AVERAGE PRICE PAID     SHARES PURCHASED AS     SHARES (OR UNITS)
                                   (a)                 PER SHARE           PART OF PUBLICLY       THAT MAY YET BE
                                                                          ANNOUNCED PLANS OR     PURCHASED UNDER THE
                                                                               PROGRAMS           PLANS OR PROGRAMS
----------------------------------------------------------------------------------------------------------------------
1/1/07 - 1/31/07                    552                  $23.95                    -                      -
----------------------------------------------------------------------------------------------------------------------
2/1/07 - 2/28/07                  1,034                  $25.71                    -                      -
----------------------------------------------------------------------------------------------------------------------
3/1/07 - 3/31/07                    174                  $24.51                    -                      -
----------------------------------------------------------------------------------------------------------------------
Total                             1,760                  $25.04                    -                      -
----------------------------------------------------------------------------------------------------------------------

(a) Shares were purchased from employees upon their termination pursuant to the terms of the Company's Stock Option Plan.

         EQUITY COMPENSATION PLAN INFORMATION

         The following information regarding compensation plans of the Company is furnished as of March 31, 2007, the end of the Company's most recently completed fiscal year.


                                        EQUITY COMPENSATION PLAN INFORMATION
                                           REGARDING CLASS A COMMON STOCK
--------------------------------------------------------------------------------------------------------------------
                                                                                              NUMBER OF SECURITIES
                                                                                            REMAINING AVAILABLE FOR
                                 NUMBER OF SECURITIES TO BE                                  FUTURE ISSUANCE UNDER
                                  ISSUED UPON EXERCISE OF     WEIGHTED-AVERAGE EXERCISE    EQUITY COMPENSATION PLANS
                                    OUTSTANDING OPTIONS,         PRICE OF OUTSTANDING        (EXCLUDING SECURITIES
                                    WARRANTS AND RIGHTS      OPTIONS, WARRANTS AND RIGHTS   REFLECTED IN COLUMN (a))
                                    -------------------      ----------------------------   ------------------------
         PLAN CATEGORY                      (a)                          (b)                          (c)
Equity compensation plans
approved by security holders(1)          3,435,565                      $16.25                      563,750

Equity compensation plans not
approved by security holders
                                                --                          --                           --
                                         ---------                      ------                      -------
             Total                       3,435,565                      $16.25                      563,750
                                         =========                                                  =======

(1)  Consists of the Company's 1991 and 2001 Incentive Stock Option Plans. See
     Note 17 of Notes to Consolidated Financial Statements.

                                        EQUITY COMPENSATION PLAN INFORMATION
                                           REGARDING CLASS B COMMON STOCK

--------------------------------------------------------------------------------------------------------------------
                                                                                              NUMBER OF SECURITIES
                                                                                            REMAINING AVAILABLE FOR
                                 NUMBER OF SECURITIES TO BE                                  FUTURE ISSUANCE UNDER
                                  ISSUED UPON EXERCISE OF     WEIGHTED-AVERAGE EXERCISE    EQUITY COMPENSATION PLANS
                                    OUTSTANDING OPTIONS,         PRICE OF OUTSTANDING        (EXCLUDING SECURITIES
                                    WARRANTS AND RIGHTS      OPTIONS, WARRANTS AND RIGHTS   REFLECTED IN COLUMN (a))
                                    -------------------      ----------------------------   ------------------------
         PLAN CATEGORY                      (a)                          (b)                          (c)
Equity compensation plans
approved by security holders(1)            230,842                      $13.92                     1,230,000

Equity compensation plans not
approved by security holders
                                                --                          --                            --
                                           -------                      ------                     ---------
             Total                         230,842                      $13.92                     1,230,000
                                           =======                                                 =========

(1)  Consists of the Company's 1991 and 2001 Incentive Stock Option Plans. See Note 17 of Notes to Consolidated
     Financial Statements.

         STOCK PRICE PERFORMANCE GRAPH

         Set forth below is a line-graph presentation comparing cumulative shareholder returns for the last five fiscal years on an indexed basis with the NYSE Composite Index and the S&P Pharmaceuticals Index, a nationally recognized industry standard index. The graph assumes the investment of $100 in Company Class A Common Stock and $100 in Class B Common Stock, the NYSE Composite Index, and the S&P Pharmaceuticals Index on March 31, 2002, and reinvestment of all dividends. The Company's stock performance may not continue into the future with the same or similar trends depicted in the graph below.

                    COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
              Among KV Pharmaceutical Company, The NYSE Composite Index
                           And The S&P Pharmaceuticals Index


                                    [GRAPH]

                                                                   YEARS ENDED MARCH 31,
                                                                   ---------------------
                                               2003          2004          2005          2006          2007
                                               ----          ----          ----          ----          ----
K-V PHARMACEUTICAL COMPANY                     59.66        124.54        113.07        117.09        120.01

NYSE COMPOSITE                                 79.61        117.94        135.71        164.25        196.85

S&P PHARMACEUTICALS                            80.68         84.81         80.98         81.91         91.33

ITEM 6.  SELECTED FINANCIAL DATA
         -----------------------

The following unaudited selected financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operation" and the Consolidated Financial Statements and the Notes thereto included elsewhere in this Form 10-K to fully understand factors that may affect the comparability of the information presented below. The information presented in the following tables has been adjusted to reflect the restatement of our consolidated financial results which is more fully described in the "Explanatory Note" immediately preceding Part I, Item 1, in "Management's Discussion and Analysis of Financial Condition and Results of Operation" in
Item 7, and in Note 3 "Restatement of Consolidated Financial Statements" in the Notes to Consolidated Financial Statements in this Form 10-K. We derived the selected consolidated financial data as of March 31, 2007 and 2006 and for the fiscal years ended March 31, 2007, 2006 and 2005 from our audited Consolidated Financial Statements, and accompanying notes, in this report on Form 10-K. The income statement data for the fiscal years ended March 31, 2006 and 2005, and the balance sheet data as of March 31, 2006 have been restated in connection with the restatements discussed in Note 3 of the Notes to Consolidated Financial Statements. The income statement data for the years ended March 31, 2004 and 2003, and the balance sheet data as of March 31, 2005, 2004 and 2003 have been restated as discussed in footnote (b) below.

We have not amended our previously filed Annual Reports on Form 10-K or Quarterly Reports on Form 10-Q for the periods affected by the restatement, except for the Quarterly Report on Form 10-Q for the quarter ended June 30, 2006. The financial information that has been previously filed or otherwise reported for these periods is superseded by the information in this Annual Report on Form 10-K, and the financial statements and related financial information contained in those previously filed reports should no longer be relied upon.

BALANCE SHEET DATA
(unaudited, in thousands)                                                       MARCH 31,
                                                  ------------------------------------------------------------------------
                                                    2007         2006 (a)       2005 (b)        2004 (b)          2003 (b)
                                                  --------       --------       --------        --------          --------

                                                               (AS RESTATED)  (AS RESTATED)   (AS RESTATED)    (AS RESTATED)
Cash, cash equivalents and
     marketable securities                        $240,386       $207,469       $205,519        $226,911          $96,288
Working capital                                    372,291        304,958        296,240         301,604          136,696
Property and equipment, net                        186,900        178,042        131,624          75,777           51,903
Total assets                                       707,783        619,313        558,952         527,679          352,310
Current liabilities                                 59,179         44,332         41,577          55,745           76,462
Long-term debt                                     239,451        241,319        209,767         210,741           10,106
Shareholders' equity                               364,827        302,999        286,477         252,721          259,416

INCOME STATEMENT DATA
(unaudited; in thousands, except per share data)                             YEARS ENDED MARCH 31,
                                                    -------------------------------------------------------------------------
                                                      2007         2006 (a)       2005 (a)         2004 (b)         2003 (b)
                                                    --------       --------       --------         ---------        ---------

                                                                 (AS RESTATED)  (AS RESTATED)     (AS RESTATED)    (AS RESTATED)

Net revenues                                        $443,627       $367,640       $304,656         $ 282,994        $ 247,958
Operating income (c)(d)                             $ 88,156       $ 36,157       $ 51,684          $ 70,600         $ 43,352
Net income (c)(d)                                   $ 58,090       $ 11,416       $ 31,217          $ 41,700           28,191
Earnings per share:
    Diluted - Class A common (e)                      $ 1.05         $ 0.23         $ 0.60            $ 0.78           $ 0.55
    Diluted - Class B common (f)                      $ 0.91         $ 0.20         $ 0.52            $ 0.68           $ 0.48
Shares used in per share calculation:
    Diluted - Class A common (e)                      58,953         49,997         58,633            57,792           51,155
    Diluted - Class B common (f)                      12,489         13,113         15,072            16,175           16,091
Preferred stock dividends                               $ 70           $ 70           $ 70             $ 436             $ 70

(a) See Note 3 "Restatement of Consolidated Financial Statements" to the Notes to Consolidated Financial Statements included in this Form 10-K for additional information regarding the adjustments made to our restated consolidated financial statements.

(b) The selected financial data as of March 31, 2005, 2004 and 2003 and for the fiscal years ended March 31, 2004 and 2003 have been adjusted to reflect the restatements described in Note 3, "Restatement of Consolidated Financial Statements," of the Notes to Consolidated Financial Statements. The cumulative after-tax impact of all restatement adjustments related to years prior to fiscal 2003 totaled $11.6 million, which is reflected as an adjustment to shareholders' equity as of April 1, 2002. See page 47 for table reconciling the Company's previously reported results to the restated consolidated statements of income for the fiscal years ended March 31, 2004 and 2003.

(c) Operating income in fiscal 2006 included an expense of $30.4 million recognized in connection with the FemmePharma acquisition that consisted of $29.6 million for acquired in-process research and development and $0.9 million for direct expenses related to the transaction (see Note 4 to the Notes to Consolidated Financial Statements). The impact of this item, which is not deductible for tax purposes, was to decrease net income by $30.4 million in fiscal 2006.

(d) Operating income in fiscal 2003 included a provision of $16.5 million for potential damages associated with the Healthpoint litigation. The impact of the litigation reserve, net of applicable income taxes, was to reduce net income by $10.4 million in fiscal 2003.

(e) Previously reported amounts give effect to the three-for-two stock split effected in the form of a 50% stock dividend that occurred in September 2003.

(f) In fiscal 2007, we began reporting diluted earnings per share for Class B Common Stock under the two-class method which does not assume the conversion of Class B Common Stock into Class A Common Stock. Previously, we did not present diluted earnings per share for Class B Common Stock.

The tables below reflect the impact of the restatement adjustments on our balance sheet data as of March 31, 2005, 2004 and 2003 and our income statement data for the fiscal years ended March 31, 2004 and 2003.

BALANCE SHEET DATA
(unaudited, in thousands)                                MARCH 31, 2005
                                      ------------------------------------------------------
                                          AS
                                      PREVIOUSLY                                     AS
                                       REPORTED   ADJUSTMENTS                     RESTATED
                                       --------   -----------                     --------
Cash, cash equivalents and
    marketable securities             $  205,519  $         -                  $   205,519
Working capital                          302,465       (6,225) (a)(b)(c)(d)(e)     296,240
Property and equipment, net              131,624            -                      131,624
Total assets                             558,317          635  (a)(b)(e)           558,952
Current liabilities                       34,717        6,860  (a)(b)(c)(d)(e)      41,577
Long-term debt                           209,767            -                      209,767
Shareholders' equity                     292,702       (6,225) (a)(b)(c)(d)(e)     286,477

                                                         MARCH 31, 2004
                                      ------------------------------------------------------
                                          AS
                                      PREVIOUSLY                                     AS
                                       REPORTED   ADJUSTMENTS                     RESTATED
                                       --------   -----------                     --------
Cash, cash equivalents and
    marketable securities             $  226,911  $         -                  $   226,911
Working capital                          306,632       (5,028) (a)(b)(c)(d)(e)     301,604
Property and equipment, net               75,777            -                       75,777
Total assets                             528,438         (759) (a)(b)(e)           527,679
Current liabilities                       51,476        4,269  (a)(b)(c)(d)(e)      55,745
Long-term debt                           210,741            -                      210,741
Shareholders' equity                     257,749       (5,028) (a)(b)(c)(d)(e)     252,721

BALANCE SHEET DATA
(unaudited in thousands)
                                                         MARCH 31, 2003
                                      ------------------------------------------------------
                                            AS
                                        PREVIOUSLY                                   AS
                                         REPORTED    ADJUSTMENTS                  RESTATED
                                         --------    -----------                  --------
Cash, cash equivalents and
    marketable securities               $   96,288   $         -               $    96,288
Working capital                            137,896        (1,200) (a)(c)(e)        136,696
Property and equipment, net                 51,903                                  51,903
Total assets                               352,668          (358) (a)(e)           352,310
Current liabilities                         75,620           842  (c)(e)            76,462
Long-term debt                              10,106             -                    10,106
Shareholders' equity                       260,616        (1,200) (a)(c)(e)        259,416

(a) Adjustment for income tax impact associated with stock-based compensation expense pursuant to APB 25 ($1,373, $1,050 and $717 in fiscal 2005, 2004 and 2003, respectively), partially offset by net effect of tax benefit realized in accrued taxes ($723 and $319 in fiscal 2005 and 2004, respectively) and excess tax benefit reflected in paid-in capital ($656 and $298 in 2005 and 2004, respectively).
(b) Adjustment for payroll taxes, interest and penalties associated with stock-based compensation expense pursuant to APB 25 ($984 and $439 in fiscal 2005 and 2004, respectively) and the related income tax impact ($273 and $123 in fiscal 2005 and 2004, respectively).
(c) Adjustment for exercise deposits received by the Company for stock options in the two-year forfeiture period ($3,872, $3,288 and $1,321 in fiscal 2005, 2004 and 2003, respectively).
(d) Adjustment for additional income tax liabilities associated with tax positions taken on filed tax returns, partially offset by certain expected tax refunds ($3,187 and $1,689 in fiscal 2005 and 2004, respectively).
(e) Adjustment to record revenue and cost of sales when product is received by the customer instead of shipping date for certain customers as follows:

                                                 2005            2004           2003
                                                 ----            ----           ----
     Decrease in receivables                  $ 1,197         $ 2,360        $ 1,414
     Increase in inventories                      429             695            490
     Decrease in deferred tax assets              187             245            151
     Decrease in accrued liabilities              470             828            479
     Decrease in retained earnings                485           1,082            596

INCOME STATEMENT DATA
(unaudited, in thousands, except per share data)


                                                                             YEARS ENDED MARCH 31,
                                       --------------------------------------------------------------------------------------------
                                                            2004                                           2003
                                       ---------------------------------------------  ---------------------------------------------
                                            AS                                             AS
                                        PREVIOUSLY                           AS        PREVIOUSLY                           AS
                                         REPORTED       ADJUSTMENTS       RESTATED      REPORTED       ADJUSTMENTS       RESTATED
                                         --------       -----------       --------      --------       -----------       --------
Net revenues                            $  283,941       $   (947)        $ 282,994    $  244,996        $ 2,962         $ 247,958
Cost of sales                               98,427           (205)           98,222        94,527          1,352            95,879
                                       ---------------------------------------------  ---------------------------------------------
Gross profit                               185,514           (742)          184,772       150,469          1,610           152,079
                                       ---------------------------------------------  ---------------------------------------------
Operating expenses:
    Research and development                20,651              -            20,651        19,135              -            19,135
    Selling and administrative              88,333          2,429            90,762        69,584          1,187            70,771
    Amortization of intangibles              4,459              -             4,459         2,321              -             2,321
    Litigation                              (1,700)             -            (1,700)       16,500              -            16,500
                                       ---------------------------------------------  ---------------------------------------------
Total operating expenses                   111,743          2,429           114,172       107,540          1,187           108,727
                                       ---------------------------------------------  ---------------------------------------------
Operating income                            73,771         (3,171)           70,600        42,929            423            43,352
                                       ---------------------------------------------  ---------------------------------------------
Other expense (income):
    Interest expense                         5,865              -             5,865           325              -               325
    Interest and other income               (2,092)             -            (2,092)         (977)             -              (977)
                                       ---------------------------------------------  ---------------------------------------------
Total other expense (income)                 3,773              -             3,773          (652)             -              (652)
                                       ---------------------------------------------  ---------------------------------------------
Income before income taxes                  69,998         (3,171)           66,827        43,581            423            44,004
    Provision for income taxes              24,150            977            25,127        15,471            342            15,813
                                       ---------------------------------------------  ---------------------------------------------
    Net income                          $   45,848       $ (4,148)        $  41,700    $   28,110        $    81         $  28,191
                                       =============================================  =============================================

Earnings per share:
    Basic - Class A common              $     0.98       $  (0.08)        $    0.90    $     0.59        $  0.01         $    0.60
    Basic - Class B common                    0.82          (0.07)             0.75          0.50              -              0.50
    Diluted - Class A common                  0.84          (0.06)             0.78          0.55              -              0.55
    Diluted - Class B common (a)                                               0.68                                           0.48

Shares used in per share calculation:
    Basic - Class A common                  33,046           (312) (b)       32,734        33,997           (253) (b)       33,744
    Basic - Class B common                  15,941            (96) (b)       15,845        15,803           (305) (b)       15,498
    Diluted - Class A common                58,708           (916) (b)       57,792        51,561           (406) (b)       51,155
    Diluted - Class B common (a)                                             16,175                                         16,091

(a) In fiscal 2007, we began reporting diluted earnings per share for Class B Common Stock under the two-class method which does not assume the conversion of Class B Common Stock into Class A Common Stock. Previously, we did not present diluted earnings per share for Class B Common Stock.

(b) Adjustment to reflect impact of unrecognized stock-based compensation and excess tax benefits in applying the treasury stock method and unvested stock options in the two-year forfeiture period.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         ---------------------------------------------------------------
         RESULTS OF OPERATIONS
         ---------------------

         Except for the historical information contained herein, the following discussion contains forward-looking statements that are subject to known and unknown risks, uncertainties, and other factors that may cause our actual results to differ materially from those expressed or implied by such forward-looking statements. These risks, uncertainties and other factors are discussed throughout this report and specifically under the captions "Cautionary Statement Regarding Forward-Looking Information" and "Risk Factors." In addition, the following discussion and analysis of the financial condition and results of operations, which gives effect to the restatement discussed in Note 3 to the Consolidated Financial Statements, should be read in conjunction with "Selected Financial Data" and our Consolidated Financial Statements and the notes thereto appearing elsewhere in this Form 10-K.

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

         Shortly thereafter, the Special Committee commenced an investigation of our stock option grant practices, assisted by independent legal counsel and forensic accounting experts engaged by the Committee, with the objectives of evaluating our accounting for stock options for compliance with GAAP and for compliance with the terms of our related stock option plans over the period January 1, 1995 through October 31, 2006 (the "relevant period"). The Committee and its advisors interviewed all available persons (45 in all) believed to be relevant to the issues being investigated, including current and former employees, current and former outside directors and our current auditors and outside legal counsel. They reviewed nearly 300,000 electronic and hard copy documents relating to our stock option grant practices. During the relevant period, we awarded 2,639 option grants covering 10.6 million shares of our Class A and Class B Common Stock, which were reviewed by the Committee.

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

         However, the Special Committee concluded that stock-based compensation expense resulting from the stock option grant practices followed by the Company prior to April 2, 2006 were not recorded in accordance with GAAP because the expense computed for most of those grants reflected incorrect measurement dates for financial accounting purposes. The "measurement date" under applicable accounting principles, namely Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, ("APB 25") and related interpretations, is the first date on which all of the following are known and not subject to change: (a) the individual who is entitled to receive the option grant, (b) the number of options that an individual is entitled to receive, and (c) the option's exercise price.

         FINDINGS AND ACCOUNTING CONSIDERATIONS

         In general, stock options were granted to employees, executives and non-employee members of the Board of Directors over the relevant period under the terms of our 1991 and 2001 Incentive Stock Option Plans (the "option plans"). The majority of our employees participate in our stock option program. Approximately 78% of our employees as of March 31, 2007, have been awarded grants under our option plans. In addition to options granted to the CEO under those plans, "bonus options" were awarded to him under the terms of his employment agreement in lieu of, and in consideration for a reduction of, a portion of the cash bonus provided for in that agreement.

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

         Both option plans require that shares received upon exercise of an option cannot be sold for two years. If the employee terminates employment voluntarily or involuntarily (other than by retirement, death or disability) during the two-year period, the option plans provide that the Company may elect to repurchase the shares at the lower of the exercise price or the fair market value of the stock on the date of termination. Based on management's analysis, we have changed our accounting for stock-based compensation to consider this provision of the option plans as a forfeiture provision to be accounted for in accordance with the guidance provided in EITF No. 00-23, "Issues Related to the Accounting for Stock Compensation under APB 25 and FIN 44", specifically Paragraph 78 and Issue 33 (a), "Accounting for Early Exercise." In accordance with EITF No. 00-23, cash paid by an employee for the exercise price is considered a deposit or a prepayment of the exercise price that is recognized as a current liability when received by the Company at the beginning of the two-year forfeiture period. The receipt of the exercise price is recognized as a current liability because the options are deemed not exercised and the option shares are not considered issued until an employee bears the risk and rewards of ownership. The options are accounted for as exercised when the two-year forfeiture period lapses. In addition, because the options are not considered exercised for accounting purposes, the shares in the two-year forfeiture period are not considered outstanding for purposes of computing basic EPS.

         Prior to fiscal 2007, we had accounted for all option grants as fixed in accordance with the provisions of APB 25 using the selected date of grant as the measurement date. Because the exercise price of the option was equal to or greater than the market price of the stock at the measurement date, under our prior procedures, we did not recognize any compensation expense since the option had no intrinsic value (intrinsic value being the difference between the exercise price and the market price of the underlying stock at the measurement date).

         As noted above, the Special Committee determined that our accounting for most of the stock option grants was not in accordance with GAAP because the date of grant, as defined by the Company, was not a proper measurement date. To correct those errors, and consistent with the accounting literature and guidance from the SEC, we organized the grants into categories based on grant type and process by which the grant was finalized. Based on the relevant facts and circumstances, we applied the authoritative accounting standard (APB 25 and related interpretations) to determine, for every grant within each category, the proper measurement date. If the measurement date was not the originally assigned grant date, accounting adjustments were made as required, resulting in stock-based compensation expense and related tax effects. The grants were classified as follows: (1) promotion/retention grants to executives and employees and new hire grants ("employee options"); (2) grants to persons elected or appointed to the Board of Directors ("director options"); and (3) bonus option grants to the CEO in lieu of cash bonus payments under the terms of his employment agreement ("bonus options").

         Employee Options. The evidence obtained through the Committee's
         ----------------
         investigation indicated that employee options were granted based on the lowest market price in the quarter of grant determined from an effective date (as defined below) to the end of the quarter. The exercise price and grant date of the options were determined by looking back from the end of the quarter to the effective date and choosing the lowest market price during that period. The date on which the market price was lowest became the grant date. This procedure to "look back" to the lowest market price in the preceding quarter to set the exercise price was widely known and understood within the Company. The effective date was either the date on which the option recipients and the number of shares to be granted were determined and approved by the CEO, the date of a promotion or the date of hire. For new hires and promotions of existing employees which represents substantially all of the award recipients, the terms of the award except for the exercise price were communicated to the recipients prior to the end of the quarter. At the end of the quarter, when the exercise price was determined, written consents were prepared and dated the date on which the stock price was lowest during the quarter, to be approved by the members of the Compensation Committee. The evidence obtained through the investigation indicated the Compensation Committee never changed or denied approval of any grants submitted to them and, as such, their approval was considered a routine matter. Based on the evidence and findings of the Special Committee, the results of management's analysis, the criteria specified in APB 25 for determining measurement dates and guidance from the staff of the SEC, we have concluded the measurement dates for the employee options should not have been the originally assigned grant dates, but instead, should have been the end of the quarter in which awards were granted when the exercise price and number of shares granted were fixed. Changing the measurement date from the originally assigned grant date to the end of the quarter resulted in recognition of additional stock-based compensation expense of $6.0 million, net of tax on 2,830 stock option grants, over the period from fiscal 1996 through fiscal 2006.

         Director Options. Director options were issued, prior to the
         ----------------
         effective date of the Sarbanes-Oxley Act ("Sarbanes-Oxley") in August 2002, using the same "look back" process as described above for employee options. This process was changed when the time for filing Form 4's was shortened under the provisions of Sarbanes-Oxley, to award options with exercise prices equal to the fair market value of the stock on the date of grant. We concluded that the measurement date for the director options granted prior to this change in grant practice should be the end of the quarter. Changing the measurement date from the originally assigned grant date to the end of the quarter resulted in recognition of additional stock-based compensation expense of $0.7 million, net of tax on 24 stock option grants, over the period from fiscal 1996 through fiscal 2006.

         Bonus Options. The terms of the CEO's employment agreement permitted
         -------------
         him the alternative of electing ISOs, restricted stock or discounted stock options in lieu of the cash payment of part or all of the annual incentive bonus due to him. In the event of an election to receive options in lieu of the cash incentive due, those options were to be valued using the Black-Scholes option pricing model, applying the same assumptions as those used in the Company's most recent proxy statement. The employment agreement provides that the CEO's annual bonus is payable, based on the fiscal year net income, after the end of the year. However, based on advice provided to us by our legal counsel, and our longstanding interpretation, the Company believed that it was permissible to make advance payments in the form of bonus options during the year based on the anticipated annual bonus, and did so.

         Prior to fiscal 2005, the CEO received ten bonus option grants, consisting of options to purchase 337,500 shares of Class A Common Stock and 1,743,750 shares of Class B Common Stock under this arrangement. The CEO and the Board's designated representative (our Chief Financial Officer) negotiated the terms of the bonus options, including the number of shares covered, the exercise price and the grant date (the latter being selected using a "look back" process similar to that followed in granting employee and director options). We typically granted bonus options prior to fiscal year-end, shortly after such agreement was reached. These bonus options were fully vested at grant, had three-to-five year terms, were granted with a 10% or 25% premium to the market price of the stock on the selected grant date and were subject to the approval of the Compensation Committee. The CEO's cash bonus payable at the end of the fiscal year in which the options were granted was reduced by the Black- Scholes value of the options according to their terms.

         Based on the facts and circumstances relative to the process for granting the bonus options, the Special Committee determined, and management has agreed that the measurement dates for these options should be the end of the fiscal year in which they were granted. The end of the fiscal year was used as the measurement date because that is the date on which the amount of the annual bonus could be determined and therefore the terms of the option could be fixed under APB 25. This conclusion is predicated on the assumption that the terms of the option were linked to the amount of the bonus earned. While it was permissible to agree upon the number of shares that were to be issued and would not be forfeitable prior to the end of the year, under GAAP the exercise price is considered variable until the amount of the bonus could be determined with finality. The variability in the exercise price results from the premise that the CEO would have been required to repay any shortfall in the bonus earned from the value assigned to the option by the Black-Scholes model. Although there was never an instance when the value of the options as calculated exceeded the CEO's bonus, if that were to have occurred, the amount repaid to cure the bonus shortfall would in substance be an increase in the exercise price of the option. Since the exercise price could not be determined with certainty until the amount of the bonus was known, we have applied variable accounting to the bonus options from the date of grant to the final fiscal year-end measurement date. Variable accounting requires that compensation expense is to be determined by comparing the quoted market value of the shares covered by the option grant to the exercise price at each intervening balance sheet date until the terms of the option become fixed.

         The compensation expense associated with the CEO's estimated bonus was accrued throughout the fiscal year. When the value of a bonus option was determined using the Black-Scholes model, previously recorded compensation expense associated with the accrual of the estimated bonus was reversed in the amount of the value assigned to the bonus option. The previously recorded compensation expense should not have been reversed. We developed a methodology in the restatement process that considers both the intrinsic value of the option under APB 25 and the Black-Scholes value assigned to the bonus option in determining the amount of compensation expense to recognize once the exercise price of the option becomes fixed and variable accounting ends. Under this methodology, the intrinsic value of the option is determined at the fiscal year-end measurement date under the principles of APB 25. The intrinsic value is then compared to the Black-Scholes value assigned to the option for compensation purposes (the bonus value). The bonus value is the amount that would have been accrued during the fiscal year through the grant date as part of the total liability for the CEO's bonus. The greater of the intrinsic value or bonus value is recorded as compensation expense. Using this methodology and the fiscal year-end as the measurement dates resulted in an increase in stock-based compensation expense of $6.9 million over the period from fiscal 1996 through fiscal 2004. There was no tax benefit associated with this expense, due to the tax years being closed.

         OTHER MODIFICATIONS OF OPTION TERMS

         As described above, under the terms of our stock option plans, shares received on exercise of an option are to be held for the employee for two years during which time the shares cannot be sold. If the employee terminates employment voluntarily or involuntarily (other than by retirement, death or disability) during the two-year forfeiture period, the plans provide the Company with the option of repurchasing the shares at the lower of the exercise price or the fair market value of the stock on the date of termination. In some circumstances we elected not to repurchase the shares upon termination of employment while the shares were in the two-year forfeiture period, essentially waiving the remaining forfeiture period requirement. We did not previously recognize this waiver as requiring a new measurement date.

         Based on management's analysis, we have concluded that a new measurement date should have been recognized in two situations: (1) where the employee terminated and the Company did not exercise its right under the option plans to buy back the shares in the two-year forfeiture period; and (2) where the forfeiture provision was waived and the employee subsequently terminated within two years of the exercise date. We now consider both of these situations to be an acceleration of the vesting period because the forfeiture provision was waived, i.e., the employee is no longer subject to a service condition to earn the right to the shares and will benefit from the modification. As such, a new measurement date is required. In this case, the new measurement date is the date the forfeiture provision was waived with additional stock-based compensation expense being recognized at the date of termination. Since the shares were fully vested, the intrinsic value of the option at the new measurement date in excess of the intrinsic value at the original measurement date should be expensed immediately. The new measurement dates resulted in an increase in stock-based compensation expense of $0.4 million, net of tax, on 27 stock option grants over the period from fiscal 1996 through fiscal 2006.

         STOCK OPTION ADJUSTMENTS

         Stock-based Compensation Expense. Although the period for the Special
         --------------------------------
         Committee's investigation was January 1, 1995 to October 31, 2006, management extended the period of review back to 1986 for purposes of analyzing the aggregate impact of the measurement date changes because the incorrect accounting for stock options extended that far back in time. We have concluded that the measurement date changes identified by the Special Committee's investigation and management's analysis resulted in an understatement of stock-based compensation expense arising from stock option grants since fiscal 1986, affecting our consolidated financial statements for each fiscal year beginning with our fiscal year ended March 31, 1986. The effect on the consolidated financial statements for the fiscal years from 1986 to 1995 was not considered material, individually or in the aggregate. Therefore, it was included as a cumulative adjustment to the stock-based compensation expense for fiscal 1996. We have determined the aggregate understatement of stock-based compensation expense for the 11-year restatement period from 1996 through 2006 was $14.0 million, net of tax, on 2,891 stock option grants.

         As previously discussed, we now consider the two-year repurchase option specified in the option plans to be a forfeiture provision that goes into effect when stock options are exercised. Therefore, the service period necessary for an employee to earn an award varies based on the timing of stock option exercises. We initially expense each award (i.e., all tranches of an option award) on a straight-line basis over ten years, which is the period that stock options become exercisable. We ensure the cumulative compensation expense for an award as of any date is at least equal to the measurement-date intrinsic value of those options that have vested (i.e., when the two-year forfeiture period has ended). If stock options expire unexercised or an employee terminates employment after options become exercisable, the compensation expense associated with the exercisable, but unexercised options, is not reversed. In those instances where an employee terminates employment before options become exercisable or we repurchased the shares during the two-year forfeiture period, all compensation expense for those options is reversed as forfeiture.

         Payroll Taxes, Interest and Penalties. In connection with the
         -------------------------------------
         stock-based compensation adjustments, we determined that certain options previously classified as ISO grants were determined to have been granted with an exercise price below the fair market value of our stock on the revised measurement date. Under Internal Revenue Code Section 422, ISOs may not be granted with an exercise price less than the fair market value on the date of grant and, therefore, these grants would not likely qualify for ISO tax treatment. The disqualification of ISO classification exposes the Company and the affected employees to payroll related withholding taxes once the underlying shares are released from the post-exercise two-year forfeiture period and the substantial risk of forfeiture has lapsed (the "taxable event"). The Company and the affected employees may also be subject to interest and penalties for failing to properly withhold taxes and report the taxable event on their respective tax returns. The Company is currently reviewing the potential disqualification of ISO grants and the related withholding tax implications with the Internal Revenue Service for calendar years 2004, 2005 and 2006 in an effort to reach agreement on the resulting tax liability. In the meantime, the Company has recorded expenses related to the withholding taxes, interest and penalties associated with options which would have created a taxable event in calendar years 2004, 2005 and 2006. The Company estimates that the payroll tax liability at March 31, 2006 for the disqualification tax treatment associated with ISO awards totaled $3.3 million. In addition, we recorded an income tax benefit of $0.9 million related to this liability.

         Income Tax Benefit. We reviewed the income tax effect of the
         ------------------
         stock-based compensation charges, and we believe the proper income tax accounting for stock options under GAAP depends, in part, on the tax designation of the stock options as either ISOs or NSOs. Because of the potential impact of measurement date changes on the qualified status of the options, we have determined that substantially all of the options originally intended to be ISOs and granted prior to April 2, 2006 might not be qualified under the tax regulations and, therefore, should be accounted for as if they were NSOs for financial accounting purposes. An income tax benefit has resulted from the determination that certain NSOs for which stock-based compensation expense was recorded will create an income tax deduction. This tax benefit has resulted in an increase to our deferred tax assets for stock options prior to the occurrence of a taxable event or the forfeiture of the related options. Upon the occurrence of a taxable event or forfeiture of the underlying options, the corresponding deferred tax asset is reversed and the excess or deficiency in the deferred tax assets is recorded to paid-in capital in the period in which the taxable event or forfeiture occurs. We have recorded a deferred tax asset of $1.3 million as of March 31, 2006, related to stock options.

         The stock option adjustments and related income tax impacts discussed above reduced net income by $16.3 million in the aggregate for the fiscal years ended March 31, 1996 through 2006. We have restated pro forma net income and earnings per share under Statement of Financial Accounting Standards ("SFAS") No. 123 in Note 2 of the Notes to Consolidated Financial Statements of this Form 10-K to reflect the impact of these adjustments for the fiscal years ended March 31, 2006 and 2005.

         REMEDIATION

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

         RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS

         We have restated our Consolidated Financial Statements for the fiscal years ended March 31, 2006 and 2005. In addition, because the impacts of the restatement adjustments extend back to the year ended March 31, 1996, we have recognized the cumulative restatement adjustments through March 31, 2004 as a net decrease to beginning shareholders' equity as of April 1, 2004. In addition, for purposes of Part II,
         Item 6, Selected Financial Data, for the fiscal years ended March 31, 2004 and fiscal 2003, the cumulative stock-based compensation expense and related income tax impact through March 31, 2002 has been recognized as a net decrease to beginning shareholders' equity as of April 1, 2002 and the 2003 and 2004 impacts associated with such items have been reflected in our consolidated balance sheet and statement of income data set forth in Part II, Item 6, Selected Financial Data, in this Form 10-K.

         The table below reflects the impact of the restatement adjustments discussed above on our consolidated statements of income for the periods presented below (in thousands):

                                                                     YEARS ENDED MARCH 31,                     CUMULATIVE
                                                    -----------------------------------------------------     1996 THROUGH
CATEGORY OF ADJUSTMENT:                              2006 (a)      2005 (a)     2004 (b)      2003 (b)          2002 (c)
-----------------------                             -----------   -----------  -----------  -------------  ----------------
Pretax income impact:
  Stock-based compensation expense
    related to measurement date changes (d)          $     927     $   1,080    $   1,990    $     1,187    $       10,449

  Payroll taxes, interest and penalties (d)              2,294           545          439              -                 -
  Other adjustments, net                                  (160)         (897)         742         (1,610)            2,534
                                                    -----------   -----------  -----------  -------------  ----------------
   Total pretax income reduction (increase)              3,061           728        3,171           (423)           12,983
                                                    -----------   -----------  -----------  -------------  ----------------

Income tax expense (benefit)
  Measurement date changes                                (286)         (323)        (333)          (248)             (469)
  Payroll taxes and interest                              (635)         (151)        (123)             -                 -
  Other income tax adjustments (e)                       2,171         1,498        1,689              -                 -
  Other adjustments                                         60           300         (256)           590              (918)
                                                    -----------   -----------  -----------  -------------  ----------------
   Total income tax increase (reduction)                 1,310         1,324          977            342            (1,387)
                                                    -----------   -----------  -----------  -------------  ----------------

Total net reduction (increase) in net income         $   4,371     $   2,052    $   4,148    $       (81)   $       11,596
                                                    ===========   ===========  ===========  =============  ================

         -----------------------
         (a) See Note 3 "Restatement of Consolidated Financial Statements" of the Notes to Consolidated Financial Statements included in this Form 10-K for additional information regarding the adjustments made to our restated consolidated financial statements.

         (b) The impacts on fiscal 2004 and 2003 have been reflected in Part II, Item 6, Selected Financial Data, in this Form 10-K.

         (c) The cumulative effect of the restatement adjustments from fiscal 1996 through fiscal 2002 is reflected as an adjustment to shareholders' equity as of April 1, 2002 in Item 6, Selected Financial Data. The following is a summary of the pretax and after-tax expense by fiscal year (in thousands):




                               STOCK OPTION ADJUSTMENTS             OTHER ADJUSTMENTS
                          ---------------------------------  --------------------------------     NET CHARGE
YEARS ENDED MARCH 31,         PRETAX          INCOME TAX         PRETAX         INCOME TAX      TO NET INCOME
---------------------     ---------------   ---------------  ---------------  ---------------  ----------------
1996                       $         829 (f) $           -    $           -    $           -    $          829
1997                                 657                (1)               -                -               656
1998                               2,391               (19)               -                -             2,372
1999                                 535               (27)               -                -               508
2000                               1,998               (62)               -                -             1,936
2001                               1,722              (141)               -                -             1,581
2002                               2,317              (219)           2,534             (918)            3,714
                          ---------------   ---------------  ---------------  ---------------  ----------------
Cumulative effect          $      10,449     $        (469)   $       2,534    $        (918)   $       11,596
                          ===============   ===============  ===============  ===============  ================

         (d) Stock-based compensation expenses, including related payroll taxes, interest and penalties, have been recorded as adjustments to the selling and administrative expense line item in our consolidated statements of income for each period.
         (e) This represents liabilities associated with tax positions taken on filed tax returns for these years, partially offset by certain expected tax refunds and is not related to accounting for stock-based compensation.
         (f) Includes additional expense from 1986 to 1995 totaling $0.6 million, the affect of which on the consolidated financial statements for 1996 and for each year 1986 to 1995 was not considered material.

         As a result of our failure to file our Quarterly Report on Form 10-Q for the quarter ended December 31, 2007, among others, on a timely basis, we will not be eligible to use a short-form Form S-3 registration statement to offer or sell our securities in a public offering until we have timely filed all required reports under the Securities Exchange Act of 1934, as amended, for the 12 months prior to our use of the registration statement.

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

         On March 13, 2008, representatives of the Missouri Department of Health and Senior Services, accompanied by representatives of the FDA, notified the Company of a hold on the Company's inventory of certain unapproved drug products, restricting the Company's ability to remove or dispose of those inventories without permission. KV believes that the hold relates to a potential misunderstanding by KV about the intended scope of recent FDA notices setting limits on the marketing of unapproved guaifenesin products. In response to notices issued by FDA in 2002 and 2003 with respect to single-entity timed-release guaifenesin products, and a further notice issued in 2007 with respect to combination timed-released guaifenesin products, KV timely discontinued a number of its guaifenesin products and believed that, by doing so, it had complied with those notices. The recent action to place a hold on certain KV products may indicate, however, that additional guaifenesin products may have to be discontinued. Pursuant to discussions with the Missouri Department, and with the FDA, seeking to clarify the status of products that were initially placed on hold, certain categories of those products were released from the hold later in the day on March 13, 2008. These discussions are continuing with respect to the status of the remaining products subject to the hold. In fiscal 2007, ETHEX reported net sales of $39.2 million from the products remaining subject to the hold. Of this amount, approximately 84%, or $33.0 million, are cough/cold and allergy products sold by ETHEX as part of its respiratory product line, 90% of which contain immediate-release guaifenesin. We believe this hold will not materially affect our results of operations for fiscal 2008. If the hold continues for an extended period or if it becomes permanent, it would substantially eliminate ETHEX's respiratory product line.The Company believes that the potential loss of these revenues will be more than offset by increases in revenues expected in our existing branded and generic product lines and by anticipated new product approvals.

         RESULTS OF OPERATIONS

         We reported net income of $58.1 million in fiscal 2007 compared to net income of $11.4 million in fiscal 2006. During fiscal 2006, we recorded expense of $30.4 million in connection with the FemmePharma acquisition (see Note 4 to the Consolidated Financial Statements) that consisted of $29.6 million for acquired in-process research and development and $0.9 million in direct expenses related to the transaction. Excluding the $30.4 million of expense associated with the prior year acquisition of FemmePharma, net income for fiscal 2007 would have increased $16.2 million, or 38.8%.

         Net revenues for fiscal 2007 increased $76.0 million, or 20.7%, as we experienced sales growth of $43.2 million, or 29.7%, in our branded products segment and $31.8 million, or 15.6%, in our specialty generics segment. The resulting $52.7 million increase in gross profit was offset in part by a $31.1 million increase in operating expenses before taking into account the $30.4 million of expense associated with the prior year acquisition of FemmePharma. The increase in operating expenses was primarily due to higher personnel costs, an increase in branded marketing and promotions expense, the incremental impact of stock-based compensation expense recorded in conjunction with the adoption of SFAS 123R (see Note 17 to the Consolidated Financial Statements), higher accrued payroll taxes, interest and penalties on disqualified stock options, and additional costs associated with the expansion of our facilities.


         FISCAL 2007 COMPARED TO FISCAL 2006

         NET REVENUES BY SEGMENT
         -----------------------

                                              YEARS ENDED MARCH 31,
                                         --------------------------------------------------------
                                                                                    CHANGE
                                                                             --------------------
                                                                2006
              ($ IN THOUSANDS):              2007          (AS RESTATED)         $            %
                                         --------------    -------------     ----------     -----
Branded products                         $     188,681     $    145,503      $   43,178     29.7%
   as % of net revenues                           42.5%            39.6%
Specialty generics/non-branded                 235,594          203,787          31,807     15.6%
   as % of net revenues                           53.1%            55.4%
Specialty materials                             17,436           16,988             448      2.6%
   as % of net revenues                            3.9%             4.6%
Other                                            1,916            1,362             554     40.7%
                                         -------------     ------------      ----------
   Total net revenues                    $     443,627     $    367,640      $   75,987     20.7%

         The increase in branded product sales was due primarily to continued sales growth from our prescription prenatal and hematinic product lines coupled with increased sales of our anti-infective brand, Clindesse(R). Sales from our PreCare(R) product line increased 44.1% to $72.5 million during fiscal 2007. This increase was primarily due to sales growth experienced by PrimaCare(R) ONE, the introduction of PreCare Premier(R) and product line price increases that occurred over the past 12 months. Sales of PrimaCare(R) ONE in fiscal 2007 increased $22.3 million, or 104.2%, due primarily to market share gains over the past two years. Specifically, PrimaCare(R) ONE experienced an increase in prescription volume of 101.9% during fiscal 2007. Sales from our hematinic products increased 31.0% to $48.2 million in fiscal 2007. These increases primarily reflected $8.3 million of incremental sales of Repliva 21/7(TM), a new hematinic product introduced in the second quarter of fiscal 2006, coupled with increased sales from our Niferex(R) products. Clindesse(R), a single-dose prescription cream therapy indicated to treat bacterial vaginosis, experienced sales growth of 44.6% to $31.8 million during fiscal 2007 as our share of the prescription intravaginal bacterial vaginosis market increased to 26.4% at the end of fiscal 2007. Sales of Clindesse(R) in fiscal 2007 also reflected the impact of a price increase in September 2006.

         The growth in specialty generic/non-branded sales resulted primarily from increases experienced by our cardiovascular, cough/cold and pain management product lines. The cardiovascular product line contributed sales growth of $16.0 million, or 18.7%, in fiscal 2007 due to $11.5 million of incremental sales volume from new products with the remaining increase attributable to higher prices. The reported new products consisted of six strengths of diltiazem HCI ER Capsules (AB rated to Tiazac(R)) that were approved by the FDA in September 2006. In fiscal 2007, our cough/cold product line reported sales growth of $8.1 million, or 23.5%, as sales volume grew $5.0 million and price increases generated increased sales of $3.1 million. Sales from the pain management product line in fiscal 2007 increased $9.1 million, or 24.2%, due to incremental sales from three product approvals received late in fiscal 2006 and increased prices on the other pain management products.

         The increase in specialty material product sales was primarily due to the impact of price increases on certain products.

         GROSS PROFIT BY SEGMENT
         -----------------------

                                             YEARS ENDED MARCH 31,
                                         -------------------------------------------------------
                                                                                  CHANGE
                                                                           ---------------------
                                                            2006
              ($ IN THOUSANDS):              2007       (AS RESTATED)          $            %
                                         ------------   -------------      ----------   --------
Branded products                         $    167,864   $     128,572      $   39,292      30.6%
   as % of net revenues                          89.0%           88.4%
Specialty generics/non-branded                138,272         111,907          26,365      23.6%
   as % of net revenues                          58.7%           54.9%
Specialty materials                             6,005           4,732           1,273      26.9%
   as % of net revenues                          34.4%           27.9%
Other                                        (15,777)         (1,506)        (14,271)   (947.6)%
                                         ------------   -------------      ----------
   Total gross profit                    $    296,364   $     243,705      $   52,659      21.6%
   as % of total net revenues                    66.8%           66.3%

         The increase in gross profit was principally due to the sales growth experienced by our branded products and specialty generic/non-branded segments. The higher specialty generic gross profit percentage in fiscal 2007 was primarily attributable to sales of new cardiovascular products coupled with the impact of price increases on certain cardiovascular, cough/cold and pain management products. Impacting the Other category are contract manufacturing revenues, pricing and production variances, and changes to inventory reserves associated with production. Any inventory reserve changes associated with finished goods are reflected in the applicable segment. The fluctuation in the Other category was primarily due to the impact of higher production costs during the first six months of the fiscal year that resulted from lower-than-expected production volume, coupled with an increase in provisions for obsolete inventory on certain existing products in various stages of production. Also, during the last three quarters of fiscal 2007, we recorded provisions associated with certain new products where production occurred prior to receiving FDA approval and the upcoming expiration dates made them unsalable. The provision for obsolete inventory for fiscal 2007 and 2006 was $12.0 million and $4.2 million, respectively.

         RESEARCH AND DEVELOPMENT
         ------------------------

                                                  YEARS ENDED MARCH 31,
                                                ---------------------------------------------------------
                                                                                            CHANGE
                                                                                    ---------------------
              ($ IN THOUSANDS):                    2007         2006                     $            %
                                                -----------  -----------            -----------      ----
Research and development                        $    31,462  $    28,886            $     2,576      8.9%
   as % of net revenues                                 7.1%         7.9%

         The increase in research and development expense was due to increased spending on clinical efficacy and bioequivalence studies as we continued active development of various brand and non-brand/generic products in our internal and external pipelines, coupled with an increase in research and development personnel.

         PURCHASED IN-PROCESS RESEARCH AND DEVELOPMENT
         ---------------------------------------------

                                                  YEARS ENDED MARCH 31,
                                                -----------------------------------------------------
                                                                                         CHANGE
                                                                                    -----------------
              ($ IN THOUSANDS):                   2007          2006                     $         %
                                                -------      -----------            ----------     --
Purchased in-process research
         and development                        $     -      $    30,441            $  (30,441)    NM

         During fiscal 2006, we recorded expense of $30.4 million in connection with the FemmePharma acquisition (see Note 4 to the Consolidated Financial Statements) "Acquisitions and License Agreement" that consisted of $29.6 million for acquired in-process research and development and $0.9 million in direct expenses related to the transaction. The valuation of acquired in-process research and development represents the estimated fair value of the worldwide marketing rights to an endometriosis product we acquired as part of the FemmePharma acquisition that, at the time of the acquisition, had no alternative future use and for which technological feasibility had not been established.

         SELLING AND ADMINISTRATIVE
         --------------------------

                                                     YEARS ENDED MARCH 31,
                                                 ------------------------------------------------------
                                                                      2006                   CHANGE
                                                  2007           (AS RESTATED)           --------------
            ($ IN THOUSANDS):                    -----           -------------               $       %
                                                                                         ---------  ----
Selling and administrative                       $ 174,344       $     143,437           $  30,907  21.6%
  as % of net revenues                                39.3%               39.0%


         The increase in selling and administrative expense was primarily due to:

         * $14.8 million increase in personnel costs due to increases in management and other personnel;
         *  $3.4 million increase in branded marketing and promotions expense;
         * $2.5 million increase in legal and professional expense commensurate with an increase in litigation activity and evaluation of potential acquisition opportunities; and
         * $2.2 million increase in expense resulting from facility expansion.

         The increase in personnel costs included $3.1 million of incremental stock-based compensation expense resulting from the adoption of SFAS 123R, "Share-Based Payment," and an increase in accrued payroll taxes, interest and penalties associated with the disqualification of certain stock options. We adopted SFAS 123R using the modified prospective method and, as a result, did not retroactively adjust results from prior periods. Prior to the adoption of SFAS 123R, we accounted for stock-based compensation using the intrinsic value method prescribed in APB 25 (see the "Explanatory Note" immediately preceding Part I, Item 1, "Management's Discussion and Analysis of Financial Condition and Results of Operation" in Part II,
         Item 7, and Note 3 "Restatement of Consolidated Financial Statements" in the Notes to Consolidated Financial Statements in this Form 10-K).

         AMORTIZATION OF INTANGIBLE ASSETS
         ---------------------------------


                                                    YEARS ENDED MARCH 31,
                                                    -----------------------------------------------------
                                                                                              CHANGE
                                                                                          ---------------
              ($ IN THOUSANDS):                      2007       2006                        $         %
                                                    -------  -----------                  -----      ----
Amortization of intangible assets                   $ 4,810     $  4,784                  $  26      0.5%
    as % of net revenues                                1.1%         1.3%

         The increase in amortization of intangible assets was due primarily to an increase in amortization of patent and trademark costs.

         LITIGATION
         ----------


                                                   YEARS ENDED MARCH 31,
                                                   --------------------------------------------------
                                                                                         CHANGE
                                                                                    -----------------
              ($ IN THOUSANDS):                      2007     2006                      $          %
                                                   -------   ------                 ----------     --
Litigation                                         $(2,408)  $     -                  $(2,408)     NM

         The $2.4 million of income reflected in "Litigation" consisted of a net payment received by us in accordance with a settlement agreement entered into with an insurance company for insurance coverage related to the Healthpoint litigation.

         OPERATING INCOME
         ----------------

                                                       YEARS ENDED MARCH 31,
                                                    -----------------------------------------------------
                                                                          2006
                                                       2007           (AS RESTATED)          CHANGE
                                                                                        -----------------
             ($ IN THOUSANDS):                                                              $        %
                                                     --------           --------        ---------  ------

Operating income                                     $ 88,156           $ 36,157        $  51,999  143.8%


         The improvement in operating income was partially due to the $30.4 million of expense we recorded during fiscal 2006 in connection with the FemmePharma acquisition. Excluding the effect of this $30.4 million of expense, operating income for fiscal 2007 would have increased $21.6 million, or 32.4%.

         INTEREST EXPENSE
         ----------------

                                                    YEARS ENDED MARCH 31,
                                                    -----------------------------------------------------
                                                                                             CHANGE
                                                                                        -----------------
              ($ IN THOUSANDS):                       2007         2006                    $          %
                                                    -------      -------                -------     -----
Interest expense                                    $ 8,985      $ 6,045                $ 2,940     48.6%

         The increase in interest expense resulted from interest incurred on the $43.0 million mortgage loan we entered into in March 2006 coupled with the completion of a number of sizable capital projects during fiscal 2006 and the related reduced level of capitalized interest recorded on those projects.

         INTEREST AND OTHER INCOME
         -------------------------

                                                   YEARS ENDED MARCH 31,
                                                   -----------------------------------------------------
                                                                                            CHANGE
                                                                                       -----------------
              ($ IN THOUSANDS):                      2007         2006                    $          %
                                                   -------      -------                -------     -----
Interest and other income                          $ 9,901      $ 5,737                $ 4,164     72.6%

         The increase in interest and other income resulted primarily from an increase in the average balance of invested cash coupled with an increase in the weighted average interest rate earned on short-term investments. The increase in the weighted average interest rate was due to higher short-term market interest rates.

         PROVISION FOR INCOME TAXES
         --------------------------

                                                         YEARS ENDED MARCH 31,
                                                     ----------------------------------------------------
                                                                                              CHANGE
                                                       2007                2006            --------------
                                                                       (AS RESTATED)
            ($ IN THOUSANDS):                                                                 $       %
                                                     --------             -------          -------  -----
Provision for income taxes                           $ 32,958             $24,433          $ 8,525  34.9%
  effective tax rate                                     37.0%               68.2%

         The higher effective tax rate for fiscal 2006 was attributable to the determination that $30.4 million of expense we recorded for the FemmePharma acquisition was not deductible for tax purposes. The effective tax rate would have been 36.9% for that year when applied to a pre-tax income amount that excluded the FemmePharma acquisition expense of $30.4 million. The effective tax rates in both fiscal 2007 and 2006 were adversely affected by the recording of additional liabilities associated with tax positions claimed on filed tax returns for those years.

         NET INCOME AND DILUTED EARNINGS PER SHARE
         -----------------------------------------


                                                        YEARS ENDED MARCH 31,
                                                     ----------------------------------------------------
                                                                                            CHANGE
                                                                          2006        -------------------
                                                       2007           (AS RESTATED)
            ($ IN THOUSANDS):                                                             $          %
                                                     --------           --------      ---------    ------
Net income                                           $ 58,090           $ 11,416      $  46,674    408.9%
    Diluted earnings per Class A share                   1.05               0.23           0.82    356.5%
    Diluted earnings per Class B share                   0.91               0.20           0.71    355.0%

         The improvement in net income per share was partially due to the $30.4 million of expense we recorded during fiscal 2006 in connection with the FemmePharma acquisition. Net income was also favorably impacted by a $52.7 million increase in gross profit, offset in part by a $31.1 million increase in operating expenses before taking into account the $30.4 million of expense associated with the prior year acquisition of FemmePharma.


         FISCAL 2006 COMPARED TO FISCAL 2005

         NET REVENUES BY SEGMENT
         -----------------------

                                                    YEARS ENDED MARCH 31,
                                               ----------------------------------------------------
                                                                                       CHANGE
                                                                                 ------------------
                                                    2006            2005
              ($ IN THOUSANDS):                (AS RESTATED)   (AS RESTATED)         $         %
                                               -------------    ------------     ---------  -------
Branded products                               $    145,503     $    90,628      $  54,875    60.6%
   as % of net revenues                                39.6%           29.7%
Specialty generics/non-branded                      203,787         194,022          9,765     5.0%
   as % of net revenues                                55.4%           63.7%
Specialty materials                                  16,988          18,345        (1,357)   (7.4)%
   as % of net revenues                                 4.6%            6.0%
Other                                                 1,362           1,661          (299)  (18.0)%
                                               ------------     -----------      ---------
   Total net revenues                          $    367,640     $   304,656      $  62,984    20.7%

         The growth in branded product sales was due primarily to increased sales of our two anti-infective brands, Clindesse(R) and Gynazole-1(R), and continued sales growth from our hematinic and prescription prenatal product lines. Clindesse(R), a single-dose prescription cream therapy indicated to treat bacterial vaginosis, contributed $22.0 million of sales during fiscal 2006. Since its launch in January 2005, Clindesse(R) has gained 19.7% of the intravaginal bacterial vaginosis market. Sales of Gynazole-1(R), our vaginal antifungal cream product, increased $3.9 million, or 18.3%, to $25.2 million during fiscal 2006. This increase was due to pricing increases as our prescription volume declined 3.6% in fiscal 2006. Sales of our hematinic products in fiscal 2006 increased $11.4 million, or 44.8%, to $36.8 million. The growth in hematinic sales resulted from a 13.8% increase in prescription volume during fiscal 2006, pricing increases and $3.3 million of incremental sales associated with the introduction of two new products, Niferex Gold(R) and Repliva 21/7(TM). Also included in branded product sales was our PreCare(R) product line which continued as the leading branded line of prescription prenatal nutritional supplements in the U.S. Sales from our PreCare(R) product line increased $18.1 million, or 56.0%, to $50.4 million in fiscal 2006. This increase was primarily due to sales growth experienced by PrimaCare(R) ONE, our proprietary line extension to PrimaCare(R), as its share of the branded prenatal nutritional supplement market increased to 17.5% at the end of fiscal 2006. The increase in PreCare(R) product sales was also impacted by a temporary fourth quarter supply disruption of PrimaCare(R) ONE in the prior year. The increase in branded product sales was further supplemented by the introduction of Encora(R), a new prescription nutritional supplement with essential fatty acids, which contributed $1.8 million of incremental revenue during fiscal 2006 and a $1.8 million increase in sales of our Micro-K(R) product line.

         The increase in specialty generic/non-branded sales resulted from $15.3 million of increased sales volume from existing products in our cough/cold, pain management and digestive enzyme product lines coupled with $1.5 million of incremental sales volume from new product introductions primarily in our pain management product line. These increases were offset in part by product price erosion of $7.1 million that resulted from pricing pressures on certain products. Although specialty generic sales resulting from new product introductions were limited during fiscal 2006, we did receive late in fiscal 2006 ANDA approval for five strengths of oxycodone hydrochloride tablets and three strengths of hydromorphone hydrochloride tablets.

         The decrease in specialty material product sales was primarily due to reduced sales on a product that is used by a customer in a chewable vitamin that the customer was in the process of reformulating, coupled with increased competition on our calcium carbonate products.

         GROSS PROFIT BY SEGMENT
         -----------------------

                                                     YEARS ENDED MARCH 31,
                                               -----------------------------------------------------------
                                                                                           CHANGE
                                                                                   -----------------------
                                                    2006              2005
              ($ IN THOUSANDS):                (AS RESTATED)     (AS RESTATED)          $             %
                                               -------------     -------------     -----------     -------
Branded products                               $     128,572     $      79,317     $    49,255       62.1%
   as % of net revenues                                 88.4%             87.5%
Specialty generics/non-branded                       111,907           115,040         (3,133)      (2.7)%
   as % of net revenues                                 54.9%             59.3%
Specialty materials                                    4,732             6,394         (1,662)     (26.0)%
   as % of net revenues                                 27.9%             34.9%
Other                                                (1,506)           (4,043)           2,537       62.8%
                                               -------------     -------------     -----------
   Total gross profit                          $     243,705     $     196,708     $    46,997       23.9%
     as % of total net revenues                         66.3%             64.6%

         The increase in gross profit was primarily due to the significant sales growth experienced by our branded products segment. The higher gross profit percentage on a consolidated basis reflected the impact of our higher margin branded products comprising a larger percentage of net revenues. This effect was offset in part by lower margins in the specialty generic/non-branded segment due primarily to the impact of price erosion on certain products in the cardiovascular and pain management product lines coupled with a shift in the mix of sales toward lower margin products, particularly in the cough/cold category. The gross profit percentage decrease experienced by specialty materials primarily resulted from higher production costs associated with lower volume and an unfavorable change in mix of products sold.

         RESEARCH AND DEVELOPMENT
         ------------------------

                                                   YEARS ENDED MARCH 31,
                                                   ----------------------------------------------------
                                                                                            CHANGE
                                                                                       ----------------
              ($ IN THOUSANDS):                      2006         2005                    $         %
                                                   -------      --------               -------    -----
Research and development                           $28,886      $ 23,538               $ 5,348    22.7%
   as % of net revenues                                7.9%          7.7%

         The increase in research and development expense was due to increased spending on bioequivalency studies as we continued active development of various branded and generic/non-brand products in our internal and external pipelines and increased personnel expenses related to the growth of our research and development staff.

         PURCHASED IN-PROCESS RESEARCH AND DEVELOPMENT
         ---------------------------------------------


                                                    YEARS ENDED MARCH 31,
                                                    ---------------------------------------------------
                                                                                           CHANGE
                                                                                      -----------------
              ($ IN THOUSANDS):                       2006       2005                     $          %
                                                    -------    -------                -----------    --
Purchased in-process research
         and development                            $30,441    $     -                $    30,441    NM

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

         SELLING AND ADMINISTRATIVE
         --------------------------

                                                         YEARS ENDED MARCH 31,
                                                    -----------------------------------------------------
                                                                                              CHANGE
                                                      2006                  2005         ----------------
                                                  (AS RESTATED)         (AS RESTATED)
             ($ IN THOUSANDS):                                                                $       %
                                                    ---------             --------       ---------  -----
Selling and administrative                          $ 143,437             $118,263       $  25,174  21.3%
  as % of net revenues                                   39.0%                38.8%

         The increase in selling and administrative expense was primarily due to:

               * $11.2 million increase in personnel costs associated with expansion of the branded sales force in fiscal 2005 and 2006, increases in management and other personnel to support the overall growth of the business, and an increase in accrued payroll taxes, interest and penalties associated with the disqualification of certain stock options (see the Explanatory Note beginning on page 2 of this Form 10-K and
                  Note 3 "Restatement of Consolidated Financial Statements" of the Notes to Consolidated Financial Statements included in this Form 10-K);
               * $7.3 million increase in branded marketing and promotions expense for promotion of our existing brands, to further promote the launch of Clindesse(R) and to support the introduction in fiscal 2006 of a new prescription nutritional supplement product and two new hematinic products; and
               * $6.4 million increase in legal and professional expense commensurate with an increase in litigation activity and evaluation of potential acquisition opportunities. The increase in litigation activity included ongoing costs associated with certain patent infringement actions brought against us on products we market or propose to market.

         AMORTIZATION OF INTANGIBLE ASSETS
         ---------------------------------

                                                    YEARS ENDED MARCH 31,
                                                    -----------------------------------------------------
                                                                                           CHANGE
                                                                                    ---------------------
              ($ IN THOUSANDS):                       2006         2005                $              %
                                                    -------      -------            -------          ----
Amortization of intangible assets                   $ 4,784      $ 4,653            $  131           2.8%
    as % of net revenues                                1.3%         1.5%

         The increase in amortization of intangible assets was due primarily to a full year's amortization in fiscal 2006 of license costs incurred for a product launch in fiscal 2005 under a co-development arrangement completed in fiscal 2005, an increase in amortization of patent and trademark costs, and amortization of the purchase price allocated to the non-compete agreement obtained in the FemmePharma acquisition.

         LITIGATION
         ----------


                                                  YEARS ENDED MARCH 31,
                                                  ----------------------------------------------------
                                                                                           CHANGE
                                                                                       ---------------
              ($ IN THOUSANDS):                    2006          2005                      $         %
                                                  -----       ---------                ---------    --
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

         OPERATING INCOME
         ----------------

                                                    YEARS ENDED MARCH 31,
                                                 ----------------------------------------------------------
                                                                                             CHANGE
                                                   2006              2005             ---------------------
                                              (AS RESTATED)      (AS RESTATED)
            ($ IN THOUSANDS):                                                             $            %
                                                 --------           --------          ----------    -------
Operating income                                 $ 36,157           $ 51,684          $  (15,527)   (30.0)%

         The decrease in operating income resulted from the $30.4 million in-process research and development charge recorded in connection with the FemmePharma acquisition.

         INTEREST EXPENSE
         ----------------

                                                   YEARS ENDED MARCH 31,
                                                  -------------------------------------------------------
                                                                                              CHANGE
                                                                                          ---------------
              ($ IN THOUSANDS):                      2006         2005                      $         %
                                                  ---------    ---------                  -----     -----
Interest expense                                  $   6,045    $   5,432                  $ 613     11.3%

         The increase in interest expense was primarily due to the completion of a number of capital projects during fiscal 2006 and the related reduced level of capitalized interest on those projects.

         INTEREST AND OTHER INCOME
         -------------------------

                                                   YEARS ENDED MARCH 31,
                                                  -------------------------------------------------------
                                                                                             CHANGE
                                                                                       ------------------
              ($ IN THOUSANDS):                      2006         2005                    $           %
                                                  ---------    ---------               --------     -----
Interest and other income                         $   5,737    $   3,048               $  2,689     88.2%

         The increase in interest and other income was primarily due to an increase in interest income on short-term investments and dividends earned on redeemable preferred stock. The increase in interest income resulted from a full year's effect of investing excess cash in short-term investments with higher yielding interest rates. The higher weighted average interest rate earned on short-term investments was offset in part by a decline in the average balance of invested cash.

         PROVISION FOR INCOME TAXES
         --------------------------

                                                         YEARS ENDED MARCH 31,
                                                   -------------------------------------------------------
                                                                                                CHANGE
                                                       2006                2005             --------------
                                                 (AS RESTATED)        (AS RESTATED)
            ($ IN THOUSANDS):                                                                  $       %
                                                   ----------           ----------          -------  -----
Provision for income taxes                         $   24,433           $   18,083          $ 6,350  35.1%
  effective tax rate                                     68.2%                36.7%

         The increase in the effective tax rate was attributable to the non-deductibility for tax purposes of the $30.4 million of expense we recorded for the FemmePharma acquisition. For fiscal 2006, the effective tax rate would have been 36.9% when applied to a pre-tax income amount that excluded the FemmePharma acquisition expense of $30.4 million. The effective tax rates in both fiscal 2006 and 2005 were adversely affected by the recording of additional liabilities associated with tax positions claimed on tax returns filed for those fiscal years, partially offset by certain expected tax refunds.

         NET INCOME AND DILUTED EARNINGS PER SHARE
         -----------------------------------------

                                                       YEARS ENDED MARCH 31,
                                                    -----------------------------------------------------
                                                                                            CHANGE
                                                       2006              2005         -------------------
                                                  (AS RESTATED)     (AS RESTATED)
            ($ IN THOUSANDS):                                                             $          %
                                                    ---------         ---------       ---------   -------
Net income                                          $  11,416         $  31,217       $ (19,801)  (63.4)%
    Diluted earnings per Class A share                   0.23              0.60           (0.37)  (61.7)%
    Diluted earnings per Class B share                   0.20              0.52           (0.32)  (61.5)%

         The decrease in net income per share resulted from the $30.4 million in-process research and development charge we recorded in connection with the FemmePharma acquisition.

         LIQUIDITY AND CAPITAL RESOURCES
         -------------------------------

         Cash and cash equivalents and working capital were $82.6 million and $372.3 million, respectively, at March 31, 2007, compared to $100.7 million and $305.0 million, respectively, at March 31, 2006. The increase in working capital resulted primarily from a $25.1 million increase in receivables, a $20.3 million increase in inventories and an increase in net income adjusted for non-cash items. The increase in receivables was primarily due to higher sales and the increase in inventories related primarily to the new products we have recently introduced or expect to launch in the few months following fiscal year-end.

         In addition, we had $119.2 million invested in auction rate securities ("ARS") at March 31, 2007. The ARS held by the Company are AAA rated securities with long-term nominal maturities secured by student loans which are guaranteed by the U.S. Government. The interest rates on these securities are reset through an auction process that resets the applicable interest rate at pre-determined intervals, up to 35 days. Subsequent to March 31, 2007, the ARS market has experienced liquidity issues due to emerging instability in the broader credit and capital markets. As a result, all of the ARS held by the Company have recently experienced failed auctions as the amount of securities submitted for sale has exceeded the amount of purchase orders. Given the failed auctions, the Company's ARS are illiquid until there is a successful auction for them. We cannot predict how long the current imbalance in the auction rate market will continue. We are currently evaluating the market for these securities to determine if impairment of the carrying value of the securities has occurred due to the loss of liquidity. However, the Company believes that as of December 31, 2007, based on its current cash, cash equivalents and marketable securities balances of $112 million (exclusive of ARS) and its current borrowing capacity under its credit facility of $290 million, the current lack of liquidity in the auction rate market will not have a material impact on its ability to fund its operations or interfere with the Company's external growth plans. (See Note 24 to the Notes to Consolidated Financial Statements).

         The primary source of operating cash flow used in the funding of our businesses continues to be internally generated funds from product sales. Net cash flow from operating activities of $57.1 million was favorably impacted by net income adjusted for non-cash items, offset in part by the increases in receivables and inventories.

         Net cash flow used in investing activities included capital expenditures of $25.1 million in fiscal 2007 compared to $58.3 million for the prior year. In June 2006, the Company completed the purchase of a 126,000 square foot building in the St. Louis metropolitan area for $4.9 million. The property had been leased by the Company since June 2001 and is used as a manufacturing facility and office space. The purchase price was paid with cash on hand. The remaining capital expenditures during fiscal 2007 were primarily for purchasing machinery and equipment to upgrade and expand our pharmaceutical manufacturing and distribution capabilities, and for other building renovation projects. Other investing activities in fiscal 2007 consisted of $50.9 million in purchases of short-term marketable securities that were classified as available for sale and a $0.4 million dividend payment for preferred stock. For the prior year, other investing activities included the acquisition of FemmePharma for a $25.6 million cash payment and the purchase of Strides redeemable preferred stock for $11.3 million (see Note 4 to the Consolidated Financial Statements).

         Our debt balance, including current maturities, was $241.3 million at March 31, 2007 compared to $243.0 million at March 31, 2006. In March 2006, we entered into a $43.0 million mortgage loan agreement with one of our primary lenders, in part, to refinance $9.9 million of existing mortgages. The $32.8 million of net proceeds we received from the mortgage loan was used for working capital and general corporate purposes. The mortgage loan bears interest at a rate of 5.91% and matures on April 1, 2021.

         In May 2003, we issued $200.0 million principal amount of Convertible Subordinated Notes due 2033 ("the Notes") that are convertible, under certain circumstances, into shares of our Class A Common Stock at a conversion price of $23.01 per share, subject to possible adjustment. The Notes bear interest at a rate of 2.50% and mature on May 16, 2033. We are also obligated to pay contingent interest at a rate equal to 0.5% per annum during any six-month period commencing May 16, 2006, if the average trading price of the Notes per $1,000 principal amount for the five-trading day period ending on the third trading day immediately preceding the first day of the applicable six-month period equals $1,200 or more. As of May 16, 2007, the average trading price over this period did not equal or exceed $1,200. We may redeem some or all of the Notes at any time on or after May 21, 2006, at a redemption price, payable in cash, of 100% of the principal amount of the Notes, plus accrued and unpaid interest (including contingent interest, if any) to the date of redemption. Holders may require us to repurchase all or a portion of their Notes on May 16, 2008, 2013, 2018, 2023 and 2028, or upon a change in control, as defined in the indenture governing the Notes, at 100% of the principal amount of the Notes, plus accrued and unpaid interest (including contingent interest, if any) to the date of repurchase, payable in cash. We classified the Notes as a current liability as of June 30, 2007 and thereafter through March 31, 2008, due to the right the holders have to require us to repurchase the Notes on May 16, 2008. The Notes are subordinate to all of our existing and future senior obligations.

         In June 2006, we replaced our $140.0 million credit line by entering into a new syndicated credit agreement with ten banks that provides for a revolving line of credit for borrowing up to $320.0 million. The new credit agreement also includes a provision for increasing the revolving commitment, at the lenders' sole discretion, by up to an additional $50.0 million. The new credit facility is unsecured unless we, under certain specified circumstances, utilize the facility to redeem part or all of our outstanding Notes. Interest is charged under the facility at the lower of the prime rate or one-month LIBOR plus 62.5 to 150 basis points depending on the ratio of our senior debt to EBITDA. This agreement contains financial covenants that impose limits on dividend payments, require minimum equity, a maximum senior leverage ratio and minimum fixed charge coverage ratio. As of March 31, 2007, we were in compliance with all of our financial covenants. In addition, the agreement requires that we submit annual audited financial statements to the lenders within 90 days of the close of the fiscal year and quarterly financial statements within 45 days of the close of each fiscal quarter. The Company has obtained the consent of the lenders to extend the period for submission of the audited financial statements for the fiscal year ended March 31, 2007 to March 31, 2008 and for the submission of the quarterly financial statements for the quarters ended June 30, 2007, September 30, 2007 and December 31, 2007 to May 31, 2008.

         The new credit facility has a five-year term expiring in June 2011. As of March 31, 2007, there were no borrowings outstanding under the facility, but there were letters of credit of $0.9 million issued under the agreement.

         In December 2005, we entered into a financing arrangement with St. Louis County, Missouri related to expansion of our operations in St. Louis County (see Note 12 to the Notes to Consolidated Financial Statements). Up to $135.5 million of industrial revenue bonds may be issued to us by St. Louis County relative to capital improvements made through December 31, 2009. This agreement provides that 50% of the real and personal property taxes on up to $135.5 million of capital improvements will be abated for a period of ten years subsequent to the property being placed in service. Industrial revenue bonds totaling $109.4 million were outstanding at March 31, 2007. The industrial revenue bonds are issued by St. Louis County to us upon our payment of qualifying costs of capital improvements, which are then leased by us for a period ending December 1, 2019, unless earlier terminated. We have the option at any time to discontinue the arrangement and regain full title to the abated property. The industrial revenue bonds bear interest at 4.25% per annum and are payable as to principal and interest concurrently with payments due under the terms of the lease. We have classified the leased assets as property and equipment and have established a capital lease obligation equal to the outstanding principal balance of the industrial revenue bonds. Lease payments may be made by tendering an equivalent portion of the industrial revenue bonds. As the capital lease payments to St. Louis County may be satisfied by tendering industrial revenue bonds (which is our intention), the capital lease obligation, industrial revenue bonds and related interest expense and interest income, respectively, have been offset for presentation purposes in the Consolidated Financial Statements.

         The following table summarizes our contractual obligations (in thousands):

                                                                        LESS THAN                                MORE THAN
                                                             TOTAL        1 YEAR       1-3 YEARS   3-5 YEARS      5 YEARS
                                                             -----        ------       ---------   ---------      -------
        OBLIGATIONS AT MARCH 31, 2007
        -----------------------------
        Long-term debt obligations(1)                      $ 241,348    $   1,897     $  204,164   $  4,687      $  30,600
        Operating lease obligations                            7,722        3,668          1,662      1,281          1,111
        Other long-term obligations(2)                         6,319            -              -          -          6,319
                                                         ------------------------------------------------------------------
         Total contractual cash obligations(3)             $ 255,389    $   5,565     $  205,826   $  5,968      $  38,030
                                                         ------------------------------------------------------------------

         (1) Holders of the $200.0 million aggregate principal amount of Convertible Subordinated Notes may require the Company to repurchase them for an amount equal to the unpaid principal amount in May 2008. If the market price of our Class A Common Stock exceeds $23.01, we do not expect the Note holders will exercise their repurchase rights.
         (2) Represents the accrual of retirement compensation the Company is obligated to pay its CEO beginning at retirement for the longer of ten years or the life of the CEO.
         (3) The Company has licensed the exclusive rights to co-develop and market various generic equivalent products with other drug delivery companies. These collaboration agreements require the Company to make up-front and ongoing payments as development milestones are attained. If all milestones remaining under these agreements were reached, payments by the Company could total up to $35.8 million as of March 31, 2007.

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

         CRITICAL ACCOUNTING ESTIMATES

         Our Consolidated Financial Statements are presented on the basis of GAAP. Our significant accounting policies are described in Note 2 to the Notes to Consolidated Financial Statements. Certain of our accounting policies are particularly important to the presentation of our financial position and results of operations and require the application of significant judgment by our management. As a result, amounts determined under these policies are subject to an inherent degree of uncertainty. In applying these policies, we make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures. We base our estimates and judgments on historical experience, the terms of existing contracts, observance of trends in the industry, information that is obtained from customers and outside sources, and on various other assumptions that we believe to be reasonable and appropriate under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Although we believe that our estimates and assumptions are reasonable, actual results may differ significantly from our estimates. Changes in estimates and assumptions based upon actual results may have a material impact on our results of operations and/or financial condition. Our critical accounting estimates are described below.

         REVENUE RECOGNITION AND PROVISIONS FOR ESTIMATED REDUCTIONS TO GROSS
         --------------------------------------------------------------------
         REVENUES Revenue is generally realized or realizable and earned when
         --------
         persuasive evidence of an arrangement exists, the seller's price to the buyer is fixed or determinable, the customer's payment ability has been reasonably assured and title and risk of ownership have been transferred to the customer.

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

         From time to time, we provide incentives to our wholesale customers, such as trade show allowances or stocking allowances that they in turn use to accelerate distribution to their end customers. We believe that these incentives are normal and customary in the industry. Sales allowances are accrued and revenue is recognized as sales are made in accordance with the terms of the allowances offered to the customer. Due to the nature of these allowances, we are able to accurately calculate the required provisions for the allowances based on the specific terms in each agreement. Additionally, customers will normally purchase additional product ahead of regular demand to take advantage of the temporarily lower cost resulting from the sales allowances. This practice has been customary in the industry and we believe would be part of a customer's ordinary course of business inventory level. We reserve the right, with our major wholesale customers, to limit the amount of these forward buys. Sales made as a result of allowances offered on our specialty non-branded/generics product line in conjunction with trade shows sponsored by our major wholesale customers and for other promotional programs accounted for 11.6% and 13.9% of total gross revenues for fiscal 2007 and fiscal 2006, respectively.

         In addition, we understand that certain of our wholesale customers have anticipated the timing of price increases and have made, and may continue to make, business decisions to buy additional product in anticipation of future price increases. This practice has been customary in the industry and we believe would be part of a customer's ordinary course of business inventory level.

         We evaluate inventory levels at our wholesale customers, which accounted for approximately 60% of our unit sales in fiscal 2007, through an internal analysis that considers, among other things, wholesaler purchases, wholesaler contract sales, available end consumer prescription information and inventory data received from our three largest wholesale customers. We believe that our evaluation of wholesaler inventory levels allows us to make reasonable estimates of our reserve balances. Further, our products are typically sold with adequate shelf life to permit sufficient time for our wholesaler customers to sell our products in their inventory through to the end consumer.

         The following table reflects the fiscal 2007 activity for each accounts receivable reserve:

                                                            Current Provision   Current Provision   Actual Returns
                                                             Related to Sales    Related to Sales     or Credits
              (in thousands)                  Beginning        Made in the           Made in            in the       Ending
                                               Balance        Current Period      Prior Periods     Current Period   Balance
                                            -------------- ------------------- ------------------- ---------------- ---------
                                            (as restated)
YEAR ENDED MARCH 31, 2007
  Accounts Receivable Reserves:
    Chargebacks                              $     14,312   $          94,716   $               -   $      (96,023)  $ 13,005
    Sales rebates                                   2,214              17,155                   -          (13,983)     5,386
    Sales returns                                   2,127              12,591                   -          (11,845)     2,873
    Cash discounts and other allowances             4,226              17,541                   -          (18,256)     3,511
    Medicaid rebates                                5,818               6,819                   -           (6,131)     6,506
                                            -------------- ------------------- ------------------- ---------------- ----------
      Total                                  $     28,697   $       $ 148,822   $               -   $     (146,238)  $ 31,281
                                            ============== =================== =================== ================ ==========

         The decrease in the reserve for chargebacks at March 31, 2007 was primarily due to a decline in customer inventory levels of our specialty generic/non-branded products at the end of the year. The higher reserve for sales rebates at March 31, 2007 resulted from increased reserves on rebates associated with branded product sales to managed care organizations that began late in the fiscal 2006 year and ongoing sales promotions on new specialty generic/non-branded products introduced in fiscal 2007. The increase in the reserve for sales returns at March 31, 2007 was primarily due to an increase in branded product sales coupled with reserves established on certain new specialty generic/non-branded products where inventory with short shelf lives was sold.

         The following table reflects the fiscal 2006 activity for each accounts receivable reserve:

                                                          Current Provision Current Provision  Actual Returns
                                                          Related to Sales  Related to Sales     or Credits
              (in thousands)                 Beginning      Made in the          Made in           in the         Ending
                                              Balance      Current Period     Prior Periods    Current Period     Balance
                                            ------------- ----------------- ------------------ ---------------- ------------
YEAR ENDED MARCH 31, 2006                   (as restated)   (as restated)     (as restated)     (as restated)   (as restated)
  Accounts Receivable Reserves:
    Chargebacks                              $     9,000   $        97,791   $              -   $      (92,479)  $   14,312
    Sales rebates                                  1,192            14,185                  -          (13,163)       2,214
    Sales returns                                  2,187            14,239                  -          (14,299)       2,127
    Cash discounts and other allowances            3,712            17,395                  -          (16,881)       4,226
    Medicaid rebates                               4,051            11,052                  -           (9,285)       5,818
                                            ------------- ----------------- ------------------ ---------------- ------------
      Total                                  $    20,142   $       154,662   $              -   $     (146,107)  $   28,697
                                            ============= ================= ================== ================ ============

         The increase in the reserve for chargebacks at March 31, 2006 was primarily due to our specialty generics segment experiencing price erosion during fiscal 2006 coupled with higher customer inventory levels of our specialty generic/non-branded products at the end of the year. The reserve for sales returns at March 31, 2006 was relatively consistent with the prior year-end balance as improvement in the rate of product returns at our specialty generic/non-branded segment was offset by an increase in the product return rate in our branded business. The impact of increased utilization of our branded products by state Medicaid programs during the past two years resulted in a larger reserve for Medicaid rebates at March 31, 2006. The increase in reserves for sales rebates and cash discounts and other allowances at March 31, 2006 was primarily due to greater fourth quarter sales in fiscal 2006 compared to the prior year's fourth quarter.

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

         Chargeback transactions are almost exclusively related to our specialty generics business segment. During fiscal 2007 and 2006, the chargeback provision reduced the gross sales of our specialty generics segment by $93.9 million and $97.0 million, respectively. These amounts accounted for 99.2% and 99.4% of the total chargeback provisions recorded in fiscal 2007 and 2006, respectively.

         The provision for chargebacks is the most significant and complex estimate used in the recognition of revenue. The primary factors we consider in developing and evaluating the reserve for chargebacks include:

         * The amount of inventory in the wholesale distribution channel. We receive actual inventory information from our three major wholesale customers and estimate the inventory position of the remaining wholesaler customers based on historical buying patterns. During fiscal 2007, unit sales to our three major wholesale customers accounted for 83% of our total unit sales to all wholesalers, and the aggregate inventory position of the three major wholesalers at March 31, 2007 was approximately equivalent to our last eight weeks of shipments during the fiscal year. We currently use the last six weeks of our shipments as an estimate of the inventory held by the remaining wholesale customers for which we do not receive actual inventory data, as our experience and customer buying patterns indicate that our smaller wholesale customers carry less inventory than our large wholesale customers. As of March 31, 2007, each week of inventory for those remaining wholesalers represented approximately $0.2 million, or 1.4%, of the reported reserve for chargebacks.

         * The percentage of sales to our wholesale customers that will result in chargebacks. Using our automated chargeback system we track, at the product level, the percentage of sales units shipped to our wholesale customers that eventually result in chargebacks to us. The percentage for each product, which is based on actual historical experience, is applied to the respective inventory units in the wholesale distribution channel. As of March 31, 2007, the aggregate weighted average percentage of sales to wholesalers assumed to result in chargebacks was approximately 97%, with each 1% representing approximately $0.1 million, or 1.1%, of the reported reserve for chargebacks.

         * Contract pricing and the resulting chargeback per unit. The chargeback provision is based on the difference between our invoice price to the wholesaler (referred to as wholesale acquisition cost, or "WAC") and the contract price negotiated with either our indirect customer or with the wholesaler for sales by the wholesaler to the indirect customers. We calculate the price difference, or chargeback per unit, for each product and for each major wholesale customer using historical weighted average pricing, based on actual chargeback experience. Use of weighted average pricing over time compensates for changes in the mix of indirect customers and products from period to period. As of March 31, 2007, a 5% shift in the calculated chargeback per unit in the same direction across all products and customers would result in a $0.7 million, or 5.1%, impact on the reported reserve for chargebacks.

         Shelf-Stock Adjustments - These adjustments represent credits issued
         -----------------------
         to our wholesale customers that result from a decrease in our WAC. Decreases in our invoice prices are discretionary decisions we make to reflect market conditions. These credits are customary in the industry and are intended to reduce a wholesale customer's inventory cost to better reflect current market prices. Generally, we provide credits to customers at the time the price reduction occurs based on the inventory that is owned by them on the effective date of the price reduction. Since a reduction in WAC reduces the chargeback per unit, or the difference between WAC and the contract price, shelf-stock adjustments are typically included as part of the reserve for chargebacks because the price reduction credits act essentially as accelerated chargebacks. Although we have contractually agreed to provide price adjustment credits to our major wholesale customers at the time they occur, the impact of any such price reductions not included in the reserve for chargebacks is immaterial to the amount of revenue recognized in any given period. As a result of WAC decreases to certain specialty non-branded/generic products, we paid shelf-stock adjustments of $8.7 million to our wholesale customers during fiscal 2007.

         Sales Returns - Consistent with industry practice, we maintain a
         -------------
         returns policy that allows our direct and indirect customers to return product six months prior to expiration and within one year after expiration. This policy is applicable to both our branded and specialty generics business segments. Upon recognition of revenue from product sales to customers, we provide for an estimate of product to be returned. This estimate is determined by applying a historical relationship of customer returns to gross sales. We evaluate the reserve for sales returns by calculating historical return rates using data from the last 12 months on a product-specific basis and by class of trade (wholesale versus retail chain). The calculated percentages are applied against estimates of inventory in the distribution channel on a product specific basis. To determine the inventory levels in the wholesale distribution channel, we utilize actual inventory information from our major wholesale customers and estimate the inventory positions of the remaining wholesalers based on historical buying patterns. For inventory held by our non-wholesale customers, we use the last two months of sales to the direct buying chains and the indirect buying retailers as an estimate. A 10% change in the product specific historical return rates used in the reserve analysis would have changed the reserve balance at March 31, 2007 by approximately $0.2 million, or 7.2%, of the reported reserve for sales returns. A 10% change in the amount of estimated inventory in the distribution channel would have changed the reserve balance at March 31, 2007 by approximately $0.3 million, or 9.6%, of the reported reserve for sales returns.

         Medicaid Rebates - Established in 1990, the Medicaid Drug Rebate
         ----------------
         Program requires a drug manufacturer to provide to each state a rebate every calendar quarter for covered outpatient drugs dispensed to Medicaid patients. Medicaid rebates apply to both our branded and specialty non-branded/generic segments. Individual states invoice us for Medicaid rebates on a quarterly basis using statutorily determined rates for generic (11%) and branded (15%) products, which are applied to the Average Manufacturer's Price, or "AMP," for a particular product to arrive at a Unit Rebate Amount, or "URA." The amount owed is based on the number of units dispensed by the pharmacy to Medicaid patients extended by the URA. The reserve for Medicaid rebates is based on expected payments, which are affected by patient usage and estimated inventory in the distribution channel. We estimate patient usage by calculating a payment rate as a percentage of net sales, which is then applied to an estimate of customer inventory. We currently use the last two months of our shipments to wholesalers and direct buying chains as an estimate of inventory in the wholesale and chain channels and an additional month of wholesale sales as an estimate of inventory held by the indirect buying retailer. A 10% change in the amount of customer inventory subject to Medicaid rebates would have changed the reserve at March 31, 2007 by $0.5 million, or 7.0% of the reported reserve for Medicaid rebates. Similarly, a 10% change in estimated patient usage would have changed the reserve by $0.5 million, or 7.0% of the reported reserve for Medicaid rebates.

         INVENTORY VALUATION Inventories consist of finished goods held for
         -------------------
         distribution, raw materials and work in process. Our inventories are stated at the lower of cost or market, with cost determined on the first-in, first-out basis. In evaluating whether inventory should be stated at the lower of cost or market, we consider such factors as the amount of inventory on hand and in the distribution channel, estimated time required to sell existing inventory, remaining shelf life and current and expected market conditions, including levels of competition. We establish reserves, when necessary, for slow-moving and obsolete inventories based upon our historical experience and management's assessment of current product demand.

         INTANGIBLE ASSETS Our intangible assets principally consist of
         -----------------
         product rights, license agreements and trademarks resulting from product acquisitions and legal fees and similar costs relating to the development of patents and trademarks. Intangible assets that are acquired are stated at cost, less accumulated amortization, and are amortized on a straight-line basis over their estimated useful lives, which range from nine to 20 years. We determine amortization periods for intangible assets that are acquired based on our assessment of various factors impacting estimated useful lives and cash flows of the acquired products. Such factors include the product's position in its life cycle, the existence or absence of like products in the market, various other competitive and regulatory issues, and contractual terms. Significant changes to any of these factors may result in a reduction in the intangible asset's useful life and an acceleration of related amortization expense.

         We assess the impairment of intangible assets whenever events or changes in circumstances indicate the carrying value may not be recoverable. Factors we consider important which could trigger an impairment review include: (1) significant underperformance relative to expected historical or projected future operating results; (2) significant changes in the manner of our use of the acquired assets or the strategy for our overall business; and (3) significant negative industry or economic trends.

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

         STOCK-BASED COMPENSATION As discussed in Note 2 to the Consolidated
         ------------------------
         Financial Statements, effective April 1, 2006, we adopted SFAS 123R, which requires the measurement and recognition of compensation expense, based on estimated fair values, for all share-based compensation awards made to employees and directors over the vesting period of the awards. The Company adopted SFAS 123R using the modified prospective method and, as a result, did not retroactively adjust results from prior periods due to the adoption. Under the modified prospective method, stock-based compensation was recognized
         (1) for the unvested portion of previously issued awards that were outstanding at the initial date of adoption based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123 and (2) for any awards granted or modified on or subsequent to the effective date of SFAS 123R based on the grant date fair value estimated in accordance with the provisions of the statement. Prior to the adoption of SFAS 123R, the Company measured compensation expense for its employee stock-based compensation plans using the intrinsic value method prescribed by APB 25. The Company also applied the disclosure provisions of SFAS 123, as amended by SFAS 148, as if the fair-value-based method had been applied in measuring compensation expense. Determining the fair value of share-based awards at the grant date requires judgment to identify the appropriate valuation model and estimate the assumptions, including the expected term of the stock options and expected stock-price volatility, to be used in the calculation. Judgment is also required in estimating the percentage of share-based awards that are expected to be forfeited. We estimated the fair value of stock options granted using the Black-Scholes option-pricing model with assumptions based primarily on historical data. If actual results differ significantly from these estimates, stock-based compensation expense and our results of operations could be materially impacted.

         INCOME TAXES Our deferred tax assets and liabilities are determined
         ------------
         based on temporary differences between financial reporting and tax bases of assets and liabilities, applying enacted tax rates expected to be in effect for the year in which the differences are expected to reverse. Deferred tax assets and liabilities are measured using the currently enacted tax rates that apply to taxable income in effect for the years in which those tax assets are expected to be realized or settled. We record a valuation allowance to reduce deferred tax assets to the amount that is believed more likely than not to be realized. Management believes it is more likely than not that forecasted income, including income that may be generated as a result of certain tax planning strategies, together with the tax effects of the deferred tax liabilities, will be sufficient to fully recover the remaining deferred tax assets. In the event that all or part of the net deferred tax assets are determined not to be realizable in the future, an adjustment to the valuation allowance would be charged to earnings in the period such determination is made. Similarly, if we subsequently realize deferred tax assets that were previously determined to be unrealizable, the respective valuation allowance would be reversed, resulting in a positive adjustment to earnings in the period such determination is made.

         Management regularly reevaluates the Company's tax positions taken on filed tax returns using information about recent court decisions and legislative activities. Many factors are considered in making these evaluations, including past history, recent interpretations of tax law, and the specific facts and circumstances of each matter. Because tax laws and regulations are subject to interpretation and tax litigation is inherently uncertain, these evaluations can involve a series of complex judgments about future events and may rely heavily on estimates and assumptions. The recorded tax liabilities are based on estimates and assumptions that have been deemed reasonable by management. However, if our estimates are not representative of actual outcomes, recorded tax liabilities could be materially impacted.

         CONTINGENCIES We are involved in various legal proceedings, some of
         -------------
         which involve claims for substantial amounts. An estimate is made to accrue for a loss contingency relating to any of these legal proceedings if we determine it is probable that a liability was incurred as of the date of the financial statements and the amount of loss can be reasonably estimated. Because of the subjective nature inherent in assessing the future outcome of litigation and because of the potential that an adverse outcome in legal proceedings could have a material impact on our financial position or results of operations, such estimates are considered to be critical accounting estimates. After review, it was determined at March 31, 2007 that for each of the various legal proceedings in which we are involved, the conditions mentioned above were not met. We will continue to evaluate all legal matters as additional information becomes available.

         RECENTLY ISSUED ACCOUNTING STANDARDS

         In June 2006, the FASB issued FIN 48, which prescribes accounting for and disclosure of uncertainty in tax positions. This interpretation addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN 48, we may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. FIN 48 also provides guidance on derecognizing tax positions, financial statement classification, recognition of interest and penalties, accounting in interim periods, and disclosure and transition requirements. FIN 48 is effective for fiscal years beginning after December 15, 2006. We adopted FIN 48 on April 1, 2007 and do not believe it will have a material effect on our Consolidated Financial Statements.

         In May 2007, the FASB issued FASB Staff Position No. FIN 48-1, "Definition of "Settlement" in FASB Interpretation No. 48" ("FSP FIN 48-1"), which provides guidance on how a company should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. FSP FIN 48-1 should be applied upon initial adoption of FIN 48, which we adopted on April 1, 2007, as indicated above. We do not believe the adoption of FSP FIN 48-1 will have a material effect on our Consolidated Financial Statements.

         In September 2006, FASB issued SFAS 157, "Fair Value Measurements" ("SFAS 157") which provides enhanced guidance for using fair value to measure assets and liabilities. SFAS 157 clarifies the principle that fair value should be based on the assumptions that market participants would use when pricing an asset or liability, provides a framework for measuring fair value under GAAP and expands disclosure requirements about fair value measurements. SFAS 157 is effective for financial statements issued in fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company plans to adopt SFAS 157 at the beginning of fiscal 2009 and is evaluating the impact, if any, the adoption of SFAS 157 will have on its financial condition and results of operations.

         In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" ("SFAS 159"), which permits companies to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing companies with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS 159 is effective for fiscal years beginning after November 15, 2007. Companies are not allowed to adopt SFAS 159 on a retrospective basis unless they choose early adoption. The Company plans to adopt SFAS 159 at the beginning of fiscal 2009 and is evaluating the impact, if any, the adoption of SFAS 159 will have on its financial condition and results of operations.

         In March 2007, the FASB ratified the consensus reached by the Emerging Issues Task Force ("EITF") in Issue No. 06-10, "Accounting for Collateral Assignment Split-Dollar Life Insurance Arrangements," ("Issue 06-10"). Issue 06-10 requires companies with collateral assignment split-dollar life insurance policies that provide a benefit to an employee that extends to postretirement periods to recognize a liability for future benefits based on the substantive agreement with the employee. Recognition should be in accordance with FASB Statement No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," or APB Opinion No. 12, "Omnibus Opinion - 1967," depending on whether a substantive plan is deemed to exist. Companies are permitted to recognize the effects of applying the consensus through either (1) a change in accounting principle through a cumulative-effect adjustment to retained earnings or to other components of equity or net assets as of the beginning of the year of adoption or (2) a change in accounting principle through retrospective application to all prior periods. Issue 06-10 is effective for fiscal years beginning after December 15, 2007, with early adoption permitted. The Company plans to adopt Issue 06-10 at the beginning of fiscal 2009 and is evaluating the impact of the adoption of Issue 06-10 on its financial condition and results of operations.

         In September 2007, the EITF reached a consensus on Issue No. 07-1 ("Issue 07-1"), "Accounting for Collaborative Arrangements." The scope of Issue 07-1 is limited to collaborative arrangements where no separate legal entity exists and in which the parties are active participants and are exposed to significant risks and rewards that depend on the success of the activity. The EITF concluded that revenue transactions with third parties and associated costs incurred should be reported in the appropriate line item in each company's financial statements pursuant to the guidance in Issue 99-19, "Reporting Revenue Gross as a Principal versus Net as an Agent." The EITF also concluded that the equity method of accounting under Accounting Principles Board Opinion 18, "The Equity Method of Accounting for Investments in Common Stock," should not be applied to arrangements that are not conducted through a separate legal entity. The EITF also concluded that the income statement classification of payments made between the parties in an arrangement should be based on a consideration of the following factors: the nature and terms of the arrangement; the nature of the entities' operations; and whether the partners' payments are within the scope of existing GAAP. To the extent such costs are not within the scope of other authoritative accounting literature, the income statement characterization for the payments should be based on an analogy to authoritative accounting literature or a reasonable, rational, and consistently applied accounting policy election. The provisions of Issue 07-1 are effective for fiscal years beginning on or after December 15, 2008, and companies will be required to apply the provisions through retrospective application. The Company plans to adopt Issue 07-1 at the beginning of fiscal 2010 and is evaluating the impact of the adoption of Issue 07-1 on its financial condition and results of operations.

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

         In December 2007, the FASB issued SFAS No. 141 (revised 2007), "Business Combinations," ("SFAS 141 (R)") which replaces SFAS 141 but retains the fundamental concept of purchase method of accounting in a business combination and improves reporting by creating greater consistency in the accounting and financial reporting of business combinations, resulting in more complete, comparable, and relevant information for investors and other users of financial statements. To achieve this goal, the new standard requires the acquiring entity in a business combination to recognize all the assets acquired and liabilities assumed in the transaction and any non-controlling interest at the acquisition date measured at their fair value as of that date. This statement requires measuring a non-controlling interest in the acquiree at fair value which will result in recognizing the goodwill attributable to the non-controlling interest in addition to that attributable to the acquirer. This statement also requires the recognition of assets acquired and liabilities assumed arising from contractual contingencies as of the acquisition date, measured at their acquisition fair values. SFAS 141(R) is effective for fiscal years beginning after December 15, 2008. The Company plans to adopt SFAS 141(R) at the beginning of fiscal 2010 and is evaluating the impact of SFAS 141(R) on its financial condition and results of operations.

         In December 2007, the FASB issued SFAS No. 160, "Non-controlling Interests in Consolidated Financial Statements" ("SFAS 160") an amendment of ARB No. 51, which will affect only those entities that have an outstanding non-controlling interest in one or more subsidiaries or that deconsolidate a subsidiary by requiring all entities to report non-controlling (minority) interests in subsidiaries in the same way as equity in the consolidated financial statements. In addition, SFAS 160 eliminates the diversity that currently exists in accounting for transactions between an entity and non-controlling interests by requiring they be treated as equity transactions. SFAS 160 is effective for fiscal years beginning after December 15, 2008. The Company plans to adopt SFAS 160 at the beginning of fiscal 2010 and is evaluating the impact of SFAS 160 on its financial condition and results of operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
         ----------------------------------------------------------

         Our exposure to market risk is limited to fluctuating interest rates associated with variable rate indebtedness that is subject to interest rate changes.

         The majority of our investments in marketable securities are taxable auction rate securities. The rates on these securities reset at pre-determined interval up to 35 days. As of March 31, 2007, we had invested $119.2 million in auction rate securities, primarily in high quality (AAA rated) bonds secured by student loans which are guaranteed by the U.S. Government. Recent developments in the capital and credit markets subsequent to March 31, 2007 have adversely affected the market for auction rate securities, which has resulted in a loss of liquidity for these investments. We are currently evaluating these securities to determine if impairment of the carrying value of the securities has occurred due to the loss of liquidity. (See Note 24 to the Consolidated Financial Statements for further discussion of our investment in auction rate securities). However, the Company believes that as of December 31, 2007, based on its current cash, cash equivalents and marketable securities balances of $112 million (exclusive of auction rate securities) and its current borrowing capacity of $290 million under its credit facility, the current lack of liquidity in the auction rate market will not have a material impact on its ability to fund its operations or interfere with the Company's external growth plans.

         The annual favorable impact on our net income as a result of a 25, 50 or 100 basis point (where 100 basis points equals 1%) increase in short-term interest rates would be approximately $0.6 million, $1.1 million or $2.2 million, respectively, based on our average cash, cash equivalents and short-term marketable investment balances during the fiscal year ended March 31, 2007.

         Advances to us under our credit facility bear interest at a rate that varies consistent with increases or decreases in the publicly announced prime rate and/or the LIBOR rate with respect to LIBOR-related loans, if any. A material increase in such rates could significantly increase borrowing expenses. We did not have any cash borrowings under our credit facility at March 31, 2007.

         In May 2003, we issued Notes with a principal amount of $200.0 million. The interest rate on the Notes is fixed at 2.50% and therefore not subject to interest rate changes. Beginning May 16, 2006, we became obligated to pay contingent interest at a rate equal to 0.5% per annum during any six-month period, if the average trading price of the Notes per $1,000 principal amount for the five-trading day period ending on the third trading day immediately preceding the first day of the applicable six-month period equals $1,200 or more. Holders may require us to repurchase all or a portion of their Notes on May 16, 2008, 2013, 2018, 2023 and 2028, or upon a change in control, as defined in the indenture governing the Notes, at 100% of the principal amount of the Notes, plus accrued and unpaid interest (including contingent interest, if any) to the date of repurchase, payable in cash. As a result, we have classified the Notes as a current liability as of June 30, 2007 due to the right the holders have to require us to repurchase the Notes on May 16, 2008.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
         -------------------------------------------

           REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
           -------------------------------------------------------


The Board of Directors and Shareholders
K-V Pharmaceutical Company:

We have audited the accompanying consolidated balance sheets of K-V Pharmaceutical Company and subsidiaries (the Company) as of March 31, 2007 and 2006, and the related consolidated statements of income, comprehensive income, shareholders' equity, and cash flows for each of the years in the three-year period ended March 31, 2007. In connection with our audits of the consolidated financial statements, we have also audited the accompanying financial statement schedule. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of K-V Pharmaceutical Company and subsidiaries as of March 31, 2007 and 2006, and the results of their operations and their cash flows for each of the years in the three-year period ended March 31, 2007 in conformity with U.S. generally accepted accounting principles.

As discussed in Note 2 to the consolidated financial statements, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123 (Revised 2004), "Share-Based Payment", effective April 1, 2006.

As discussed in Note 3 to the consolidated financial statements, the Company's consolidated balance sheet as of March 31, 2006, and the related consolidated statements of income, comprehensive income, shareholders' equity, and cash flows for the years ended March 31, 2006 and 2005, have been restated.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of internal control over financial reporting of K-V Pharmaceutical Company as of March 31, 2007 based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission
(COSO), and our report dated March 25, 2008 expressed an unqualified opinion on management's assessment of, and an adverse opinion on the effective operation of, internal control over financial reporting.


/s/ KPMG LLP
St. Louis, Missouri
March 25, 2008

                                     K-V PHARMACEUTICAL COMPANY AND SUBSIDIARIES
                                             CONSOLIDATED BALANCE SHEETS
                                                    (In thousands)


                                                                                                    MARCH 31,
                                                                                               ------------------
                                                                                               2007          2006
                                                                                               ----          ----
                                            ASSETS                                                      (AS RESTATED)
                                            ------                                                      -------------

CURRENT ASSETS:
Cash and cash equivalents............................................................    $    82,574     $   100,706
Marketable securities................................................................        157,812         106,763
Receivables, less allowance for doubtful accounts of $716 and $397
   in 2007 and 2006, respectively....................................................         78,634          53,571
Inventories, net.....................................................................         91,515          71,166
Prepaid and other assets.............................................................          6,571           7,012
Deferred tax asset...................................................................         14,364          10,072
                                                                                         -----------     -----------
   Total Current Assets..............................................................        431,470         349,290
Property and equipment, less accumulated depreciation................................        186,900         178,042
Intangible assets and goodwill, net..................................................         69,010          72,955
Other assets.........................................................................         20,403          19,026
                                                                                         -----------     -----------
TOTAL ASSETS.........................................................................    $   707,783     $   619,313
                                                                                         ===========     ===========

                                         LIABILITIES
                                         -----------
CURRENT LIABILITIES:
Accounts payable.....................................................................    $    18,506     $    17,975
Accrued liabilities..................................................................         38,776          24,676
Current maturities of long-term debt.................................................          1,897           1,681
                                                                                         -----------     -----------
   Total Current Liabilities.........................................................         59,179          44,332
Long-term debt.......................................................................        239,451         241,319
Other long-term liabilities..........................................................          6,319           5,442
Deferred tax liability...............................................................         38,007          25,221
                                                                                         -----------     -----------
TOTAL LIABILITIES....................................................................        342,956         316,314
                                                                                         -----------     -----------

COMMITMENTS AND CONTINGENCIES

                                     SHAREHOLDERS' EQUITY
                                     --------------------

7% cumulative convertible Preferred Stock, $.01 par value; $25.00 stated and liquidation value; 840,000 shares authorized; issued and outstanding --
   40,000 shares at both March 31, 2007 and 2006 (convertible into Class A
    shares at a ratio of 8.4375 to one)..............................................             --              --
Class A and Class B Common Stock, $.01 par value;150,000,000 and
   75,000,000 shares authorized, respectively;
     Class A - issued 40,316,426 and 39,660,637 at March 31, 2007
       and 2006, respectively........................................................            403             397
     Class B - issued 12,393,982 and 12,679,986 at March 31, 2007 and
       2006, respectively (convertible into Class A shares on a one-for-one basis)...            124             127
Additional paid-in capital...........................................................        150,818         145,180
Retained earnings....................................................................        269,430         211,410
Accumulated other comprehensive income (loss)........................................             33            (211)
Less: Treasury stock, 3,237,023 shares of Class A and 92,902 shares of Class B Common
   Stock at March 31, 2007, and 3,123,975 shares of Class A and 92,902 shares
   of Class B Common Stock at March 31, 2006, at cost................................        (55,981)        (53,904)
                                                                                         -----------     -----------
TOTAL SHAREHOLDERS' EQUITY...........................................................        364,827         302,999
                                                                                         -----------     -----------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY...........................................    $   707,783     $   619,313
                                                                                         ===========     ===========

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.


                                            K-V PHARMACEUTICAL COMPANY AND SUBSIDIARIES
                                                 CONSOLIDATED STATEMENTS OF INCOME
                                               (In thousands, except per share data)

                                                                                         YEARS ENDED MARCH 31,
                                                                   ----------------------------------------------------------------
                                                                          2007                  2006                  2005
                                                                   --------------------  --------------------  --------------------
                                                                                            (AS RESTATED)         (AS RESTATED)
Net revenues....................................................    $          443,627    $          367,640    $          304,656
Cost of sales...................................................               147,263               123,935               107,948
                                                                   --------------------  --------------------  --------------------
Gross profit....................................................               296,364               243,705               196,708
                                                                   --------------------  --------------------  --------------------
Operating expenses:
    Research and development....................................                31,462                28,886                23,538
    Purchased in-process research and
        development and transaction costs.......................                    --                30,441                    --
    Selling and administrative..................................               174,344               143,437               118,263
    Amortization of intangibles.................................                 4,810                 4,784                 4,653
    Litigation..................................................                (2,408)                   --                (1,430)
                                                                   --------------------  --------------------  --------------------
Total operating expenses........................................               208,208               207,548               145,024
                                                                   --------------------  --------------------  --------------------

Operating income................................................                88,156                36,157                51,684
                                                                   --------------------  --------------------  --------------------

Other expense (income):
    Interest expense............................................                 8,985                 6,045                 5,432
    Interest and other income...................................                (9,901)               (5,737)               (3,048)
                                                                   --------------------  --------------------  --------------------
Total other expense (income), net...............................                  (916)                  308                 2,384
                                                                   --------------------  --------------------  --------------------
Income before income taxes and cumulative effect
    of change in accounting principle...........................                89,072                35,849                49,300
Provision for income taxes......................................                32,958                24,433                18,083
                                                                   --------------------  --------------------  --------------------
Income before cumulative effect of change
    in accounting principle.....................................                56,114                11,416                31,217
Cumulative effect of change in accounting
    principle (net of $670 in taxes)............................                 1,976                    --                    --
                                                                   --------------------  --------------------  --------------------
Net income......................................................    $           58,090    $           11,416    $           31,217
                                                                   ====================  ====================  ====================
(CONTINUED)


                                            K-V PHARMACEUTICAL COMPANY AND SUBSIDIARIES
                                          CONSOLIDATED STATEMENTS OF INCOME - (CONTINUED)
                                               (In thousands, except per share data)

                                                                                          YEARS ENDED MARCH 31,
                                                                   ----------------------------------------------------------------
                                                                          2007                  2006                  2005
                                                                   --------------------  --------------------  --------------------
                                                                                            (AS RESTATED)         (AS RESTATED)
Earnings per share before cumulative effect of change in
  accounting principle:
       Basic - Class A common....................................    $         $ 1.19      $           0.24      $           0.68
       Basic - Class B common....................................                0.99                  0.20                  0.56
       Diluted - Class A common..................................                1.02                  0.23                  0.60
       Diluted - Class B common..................................                0.88                  0.20                  0.52

Per share effect of cumulative effect of change in
  accounting principle:
       Basic - Class A common....................................    $           0.04      $              -      $              -
       Basic - Class B common....................................                0.04                     -                     -
       Diluted - Class A common..................................                0.03                     -                     -
       Diluted - Class B common..................................                0.03                     -                     -

Earnings per share:
       Basic - Class A common....................................    $           1.23      $           0.24      $           0.68
       Basic - Class B common....................................                1.03                  0.20                  0.56
       Diluted - Class A common..................................                1.05                  0.23                  0.60
       Diluted - Class B common..................................                0.91                  0.20                  0.52

Shares used in per share calculation:
       Basic - Class A common....................................              36,813                35,842                33,734
       Basic - Class B common....................................              12,390                12,918                14,833
       Diluted - Class A common..................................              58,953                49,997                58,633
       Diluted - Class B common..................................              12,489                13,113                15,072




SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.


                                            K-V PHARMACEUTICAL COMPANY AND SUBSIDIARIES
                                          CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                                           (In thousands)
                                                                                                YEARS ENDED MARCH 31,
                                                                                  ----------------------------------------------
                                                                                      2007             2006              2005
                                                                                  -----------      -----------       -----------
                                                                                                  (AS RESTATED)     (AS RESTATED)
Net income.............................................................           $    58,090      $    11,416       $    31,217
Unrealized gain (loss) on available for sale securities:
   Unrealized holding gain (loss) during the period....................                   100             (118)             (201)
   Reclassification of losses included in net income...................                   270               --                --
   Tax impact related to other comprehensive income (loss).............                  (126)              40                68
                                                                                  -----------      -----------       -----------
      Total other comprehensive income (loss)..........................                   244              (78)             (133)
                                                                                  -----------      -----------       -----------

Total comprehensive income.............................................           $    58,334      $    11,338       $    31,084
                                                                                  ===========      ===========       ===========




SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                                            K-V PHARMACEUTICAL COMPANY AND SUBSIDIARIES
                                          CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                                                        YEARS ENDED MARCH 31, 2007, 2006 AND 2005
                                                   --------------------------------------------------------------------------------
                                                                                                                 ACCU-
                                                                                                                 MULATED
                                                                                                                 OTHER
                                                                                                                 COMPRE-    TOTAL
                                                             CLASS A CLASS B  ADDITIONAL                         HENSIVE    SHARE-
                                                   PREFERRED COMMON  COMMON     PAID-IN    TREASURY    RETAINED  INCOME    HOLDERS'
                                                     STOCK    STOCK   STOCK     CAPITAL     STOCK      EARNINGS  (LOSS)     EQUITY
                                                     -----    -----   -----     -------     -----      --------  ------     ------
                                                                              (Dollars in thousands)

BALANCE AT MARCH 31, 2004, AS PREVIOUSLY REPORTED..  $  --    $ 362   $ 162   $ 123,828    $ (51,183) $ 184,580  $   --  $ 257,749
Cumulative effect of restatement...................     --       (5)     (1)     10,641(a)        --    (15,663)     --     (5,028)
                                                    -------------------------------------------------------------------------------
BALANCE AT MARCH 31, 2004, AS RESTATED.............     --      357     161     134,469      (51,183)   168,917      --    252,721
Net income, as restated............................     --       --      --          --           --     31,217      --     31,217
Dividends paid on preferred stock..................     --       --      --          --           --        (70)     --        (70)
Conversion of 2,783,537 Class B shares to
  Class A shares...................................     --       28     (28)         --           --         --      --         --
Issuance of 14,679 Class A shares
   under product development agreement.............     --       --      --         237           --         --      --        237
Stock-based compensation, as restated..............     --       --      --       1,080           --         --      --      1,080
Purchase of common stock for treasury..............     --       --      --          --       (2,468)        --      --     (2,468)
Stock options exercised - 76,310 shares of Class
   A and 12,101 shares of Class B, as restated.....     --        1      --       3,533           --         --      --      3,534
Excess income tax benefits from stock option
   exercises, as restated..........................     --       --      --         359           --         --      --        359
Other comprehensive loss...........................     --       --      --          --           --         --    (133)      (133)
                                                    -------------------------------------------------------------------------------

BALANCE AT MARCH 31, 2005, AS RESTATED.............     --      386     133     139,678      (53,651)   200,064    (133)   286,477
Net income, as restated............................     --       --      --          --           --     11,416      --     11,416
Dividends paid on preferred stock..................     --       --      --          --           --        (70)     --        (70)
Conversion of 736,778 Class B shares to
  Class A shares...................................     --        7      (7)         --           --         --      --         --
Stock-based compensation, as restated..............     --       --      --         927           --         --      --        927
Purchase of common stock for treasury..............     --       --      --          --         (253)        --      --       (253)
Stock options exercised - 353,355 shares of Class
   A and 127,519 shares of Class B, as restated....     --        4       1       3,138           --         --      --      3,143
Excess income tax benefits from stock option
   exercises, as restated..........................     --       --      --       1,437           --         --      --      1,437
Other comprehensive loss...........................     --       --      --          --           --         --     (78)       (78)
                                                    -------------------------------------------------------------------------------
BALANCE AT MARCH 31, 2006, AS RESTATED.............     --      397     127     145,180      (53,904)   211,410    (211)   302,999
Net income.........................................     --       --      --          --           --     58,090      --     58,090
Dividends paid on preferred stock..................     --       --      --          --           --        (70)     --        (70)
Conversion of 441,341 Class B shares to
  Class A shares...................................     --        4      (4)         --           --         --      --         --
Stock-based compensation...........................     --       --      --       3,984           --         --      --      3,984
Purchase of common stock for treasury..............     --       --      --          --       (2,077)        --      --     (2,077)
Stock options exercised - 166,169 shares of Class A
   and 193,899 shares of Class B...................     --        2       1       3,617           --         --      --      3,620
Excess income tax benefits from stock option
  exercises........................................     --       --      --         683           --         --      --        683
Cumulative effect of change in accounting
  principle........................................     --       --      --      (2,646)          --         --      --     (2,646)
Other comprehensive income ........................     --       --      --          --           --         --     244        244
                                                    -------------------------------------------------------------------------------
BALANCE AT MARCH 31, 2007..........................  $  --    $ 403   $ 124   $ 150,818    $ (55,981) $ 269,430  $   33  $ 364,827
                                                    ===============================================================================

(a) Adjustment for stock-based compensation expense pursuant to APB 25 ($13,626) and excess tax benefit associated with income tax impact of stock-based compensation expense pursuant to APB 25 ($298), partially offset by exercise deposits received by the Company for stock options in the two-year forfeiture period ($3,283) - see Note 3.

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                                           K-V PHARMACEUTICAL COMPANY AND SUBSIDIARIES
                                              CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                          (In thousands)
                                                                                               YEARS ENDED MARCH 31,
                                                                                 ------------------------------------------------
                                                                                      2007              2006              2005
                                                                                 -------------      ------------      -----------
                                                                                                    (AS RESTATED)    (AS RESTATED)
Operating Activities:
Net income.............................................................          $      58,090      $     11,416      $    31,217
Adjustments to reconcile net income to net cash provided by operating activities:
   Acquired in-process research and development........................                     --            29,570               --
   Cumulative effect of change in accounting principle.................                 (1,976)               --               --
   Depreciation and  amortization .....................................                 22,388            18,002           13,904
   Deferred income tax provision.......................................                  7,698             6,062           13,095
   Deferred compensation...............................................                    877               965            1,355
   Stock-based compensation............................................                  3,984               927            1,080
   Litigation..........................................................                     --                --             (843)
   Excess tax benefits associated with stock options...................                   (683)               --               --
   Other...............................................................                    270                --               --
Changes in operating assets and liabilities:
   Decrease (increase) in receivables, net.............................                (25,063)            7,593            2,348
   Increase in inventories.............................................                (20,349)          (16,792)          (2,982)
   (Increase) decrease in prepaid and other assets.....................                 (2,771)            1,333           (3,530)
   Increase (decrease) in accounts payable and accrued
      liabilities......................................................                 14,670             5,533           (6,614)
                                                                                 -------------      ------------      -----------
Net cash provided by operating activities..............................                 57,135            64,609           49,030
                                                                                 -------------      ------------      -----------
Investing Activities:
   Purchase of property and equipment..................................                (25,066)          (58,334)         (63,622)
   Purchase of marketable securities...................................                (50,949)          (61,187)         (10,565)
   Purchase of preferred stock.........................................                   (400)          (11,300)              --
   Product acquisition.................................................                     --           (25,643)              --
                                                                                 -------------      ------------      -----------
Net cash used in investing activities..................................                (76,415)         (156,464)         (74,187)
                                                                                 -------------      ------------      -----------
Financing Activities:
   Principal payments on long-term debt................................                 (1,652)             (892)          (8,179)
   Proceeds from borrowing of long-term debt...........................                     --            32,764               --
   Dividends paid on preferred stock...................................                    (70)              (70)             (70)
   Purchase of common stock for treasury...............................                 (2,077)             (253)          (2,468)
   Excess tax benefits associated with stock options...................                    683                --               --
   Cash deposits received for stock options............................                  4,264             1,187            4,118
                                                                                 -------------      ------------      -----------
Net cash provided by (used in) financing activities...................                   1,148            32,736           (6,599)
                                                                                 -------------      ------------      -----------
Decrease in cash and cash equivalents.................................                 (18,132)          (59,119)         (31,756)
Cash and cash equivalents:
   Beginning of year...................................................                100,706           159,825          191,581
                                                                                 -------------      ------------      -----------
   End of year.........................................................          $      82,574      $    100,706      $   159,825
                                                                                 =============      ============      ===========


Non-cash investing and financing activities:
   Term loans refinanced...............................................          $          --      $      9,859      $        --

   Issuance of common stock under product development
      agreement........................................................                     --                --              237

   Stock options exercised (at expiration of two-year forfeiture period)                 3,620             3,143            3,534

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            (Dollars in thousands, except per share data)

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

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     ------------------------------------------

          BASIS OF PRESENTATION
          ---------------------

          The Company's consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles ("GAAP"). The consolidated financial statements include the accounts of KV and its wholly-owned subsidiaries. All material inter-company accounts and transactions have been eliminated in consolidation.

          USE OF ESTIMATES
          ----------------

          The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results in subsequent periods may differ from the estimates and assumptions used in the preparation of the accompanying consolidated financial statements.

          The most significant estimates made by management include revenue recognition and reductions to gross revenues, inventory valuation, intangible assets, stock-based compensation, income taxes, and loss contingencies related to legal proceedings. Management periodically evaluates estimates used in the preparation of the consolidated financial statements and makes changes on a prospective basis when adjustments are necessary.

          CASH EQUIVALENTS
          ----------------

          Cash equivalents consist of interest-bearing deposits that can be redeemed on demand and investments that have original maturities of three months or less.

          MARKETABLE SECURITIES
          ---------------------

          The Company's marketable securities consist of mutual funds comprised of U.S. government investments and auction rate securities. The Company classifies its marketable securities as available-for-sale with net unrealized gains or losses recorded as a separate component of shareholders' equity, net of any related tax effect. Auction rate securities generally have long-term stated maturities of 20 to 30 years. However, these securities have certain economic characteristics of short-term investments due to a rate-setting mechanism and the ability to liquidate them through a dutch auction process that occurs on pre-determined intervals of less than 90 days.

          INVENTORIES
          -----------

          Inventories consist of finished goods held for distribution, raw materials and work in process. Inventories are stated at the lower of cost or market, with the cost determined on the first-in, first-out (FIFO) basis. Reserves for obsolete, excess or slow-moving inventory are established by management based on evaluation of inventory levels, forecasted demand and market conditions.

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

          INTANGIBLE ASSETS AND GOODWILL
          ------------------------------

          Intangible assets consist of product rights, license agreements and trademarks resulting from product acquisitions and legal fees and similar costs relating to the development of patents and trademarks. Intangible assets that are acquired are stated at cost, less accumulated amortization, and are amortized on a straight-line basis over estimated useful lives of 20 years. Costs associated with the development of patents and trademarks are amortized on a straight-line basis over estimated useful lives ranging from 5 to 17 years. The Company evaluates its intangible assets for impairment at least annually or whenever events or changes in circumstances indicate that an intangible asset's carrying amount may not be recoverable. Recoverability is determined by comparing the carrying amount of an intangible asset against an estimate of the undiscounted future cash flows expected to result from its use and eventual disposition. If the sum of the expected future undiscounted cash flows is less than the carrying amount of the intangible asset, an impairment loss is recognized based on the excess of the carrying amount over the estimated fair value of the intangible asset.

          In accordance with Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets," goodwill is subject to at least an annual assessment of impairment on a fair value basis. If the Company determines through the assessment process that goodwill has been impaired, the Company will record the impairment charge in its results of operations. The Company's test for goodwill impairment in fiscal 2007 determined there was no goodwill impairment.

          OTHER ASSETS
          ------------

          Non-marketable equity investments for which the Company does not have the ability to exercise significant influence over operating and financial policies (generally less than 20% ownership) are accounted for using the cost method. Such investments are included in "Other assets" in the accompanying consolidated balance sheets and relate to the Company's $11,406 investment in the preferred stock of Strides Arcolab Limited (see Note 4).

          This investment is periodically reviewed for other-than-temporary declines in fair value. An other than temporary decline in fair value is identified by evaluating market conditions, the entity's ability to achieve forecast and regulatory submission guidelines, as well as the entity's overall financial condition.

          REVENUE RECOGNITION
          -------------------

          Revenue is generally realized or realizable and earned when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the seller's price to the buyer is fixed or determinable, and the customer's payment ability has been reasonably assured. Accordingly, the Company records revenue from product sales when title and risk of ownership have been transferred to the customer. The Company also enters into long-term agreements under which it assigns marketing rights for products it has developed to pharmaceutical marketers. Royalties under these arrangements are earned based on the sale of products.

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

             * Payment discounts are reductions to invoiced amounts offered to customers for payment within a specified period and are estimated utilizing historical customer payment experience.
             * Sales rebates are offered to certain customers to promote customer loyalty and encourage greater product sales. These rebate programs provide that, upon the attainment of pre-established volumes or the attainment of revenue milestones for a specified period, the customer receives credit against purchases. Other promotional programs are incentive programs periodically offered to customers. Due to the nature of these programs, the Company is able to estimate provisions for rebates and other promotional programs based on the specific terms in each agreement.
             * Consistent with common industry practices, the Company has agreed to terms with its customers to allow them to return product that is within a certain period of the expiration date. Upon recognition of revenue from product sales to customers, the Company provides for an estimate of product to be returned. This estimate is determined by applying a historical relationship of customer returns to amounts invoiced.
             * The Company markets and sells products directly to wholesalers, distributors, warehousing pharmacy chains, mail order pharmacies and other direct purchasing groups. The Company also markets products indirectly to independent pharmacies, non-warehousing chains, managed care organizations, and group purchasing organizations, collectively referred to as
                  "indirect customers."   The Company enters into
                  agreements with some indirect customers to establish contract pricing for certain products. These indirect customers then independently select a wholesaler from which to purchase the products at these contracted prices. Alternatively, the Company may pre-authorize wholesalers to offer specified contract pricing to other indirect customers. Under either arrangement, the Company provides credit to the wholesaler for any difference between the contracted price with the indirect customer and the wholesaler's invoice price. This credit is called a chargeback.

                  Provisions for estimated chargebacks are calculated primarily using historical chargeback experience, actual contract pricing and estimated and actual wholesaler inventory levels.
             * Generally, the Company provides credits to wholesale customers for decreases that are made to selling prices for the value of inventory that is owned by these customers at the date of the price reduction. These credits are customary in the industry and are intended to reduce a wholesale customer's inventory cost to better reflect current market prices. Since a reduction in the wholesaler's invoice price reduces the chargeback per unit, price reduction credits are typically included as part of the reserve for chargebacks because they act essentially as accelerated chargebacks. Although the Company contractually agreed to provide price adjustment credits to its major wholesale customers at the time they occur, the impact of any such price reductions not included in the reserve for chargebacks is immaterial to the amount of revenue recognized in any given period.
             * Established in 1990, the Medicaid Drug Rebate Program requires a drug manufacturer to provide to each state a rebate every calendar quarter for covered outpatient drugs dispensed to Medicaid patients. The provision for Medicaid rebates is based upon historical experience of claims submitted by the various states. The Company also monitors Medicaid legislative changes to determine what impact such legislation may have on the provision for Medicaid rebates.


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

          Accruals for sales provisions are presented in the Consolidated Financial Statements as reductions to net revenues and accounts receivable. Sales provisions totaled $148,822, $154,662 (as restated) and $133,751 (as restated)
          for the years ended March 31, 2007, 2006 and 2005, respectively. The reserve balances related to the sales provisions totaled $31,281 and $28,697 (as restated) at March 31, 2007 and 2006, respectively, and are included in "Receivables, less allowance for doubtful accounts" in the accompanying Consolidated Balance Sheets.

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

          The Company's three largest customers accounted for approximately 34%, 20% and 15%, and 32% (as restated), 20% (as restated) and 14% of gross receivables at March 31, 2007 and 2006, respectively.

          For the year ended March 31, 2007, KV's three largest customers accounted for 26%, 21% and 14% of gross revenues. For the years ended March 31, 2006 and 2005, the Company's three largest customers accounted for gross revenues of 27%, 16% and 13% and 27%, 17% (as restated) and 12%, respectively.

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

          The Company has licensed the exclusive rights to co-develop and market various products with other drug delivery companies. These collaborative agreements usually require the Company to pay up-front fees and ongoing milestone payments. When the Company makes an up-front or milestone payment, management evaluates the stage of the related product to determine the appropriate accounting treatment. If the product is considered to be beyond the early development stage but has not yet been approved by regulatory authorities, the Company will evaluate the facts and circumstances of each case to determine if a portion or all of the payment has future economic benefit and should be capitalized. Payments made to third parties subsequent to regulatory approval are capitalized with that cost generally amortized over the shorter of the life of the product or the term of the licensing agreement.

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

          ADVERTISING
          -----------

          Costs associated with advertising are expensed in the period in which the advertising is used and these costs are included in selling and administrative expense. Advertising expenses totaled $21,932, $18,366 and $10,885 for the years ended March 31, 2007, 2006 and 2005, respectively. Advertising expense includes the cost of product samples given to physicians for marketing to their patients.

          LITIGATION
          ----------

          The Company is subject to litigation in the ordinary course of business and to certain other contingencies (see Note 13). Legal fees and other expenses related to litigation and contingencies are recorded as incurred. The Company, in consultation with its legal counsel, also assesses the need to record a liability for litigation and contingencies on a case-by-case basis. Accruals are recorded when the Company determines that a loss related to a matter is both probable and reasonably estimatable.

          DEFERRED FINANCING COSTS
          ------------------------

          Deferred financing costs of $5,835 were incurred in connection with the issuance of convertible debt (see Note 11). These costs are being amortized into interest expense on a straight-line basis over the five-year period that ends on the first date the debt can be put by the holders to the Company. Accumulated amortization totaled $4,471 and $3,307 at March 31, 2007 and 2006, respectively. Deferred financing costs, net of accumulated amortization, are included in "Other Assets" in the accompanying consolidated balance sheets.

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

          Basic earnings per share is computed using the weighted average number of common shares outstanding during the period except that it does not include unvested common shares subject to repurchase. Diluted earnings per share is computed using the weighted average number of common shares and, if dilutive, potential common shares outstanding during the period. Potential common shares consist of the incremental common shares issuable upon the exercise of stock options, unvested common shares subject to repurchase, convertible preferred stock and the convertible debt. The dilutive effects of outstanding stock options and unvested common shares subject to repurchase are reflected in diluted earnings per share by application of the treasury stock method. Convertible preferred stock and the convertible debt are reflected on an if-converted basis. The computation of diluted earnings per share for Class A Common Stock assumes the conversion of the Class B Common Stock, while the diluted earnings per share for Class B Common Stock does not assume the conversion of those shares.

          In December 2004, the Company adopted the guidance in EITF No. 04-08, "The Effect of Contingently Convertible Debt on Diluted Earnings per Share." The EITF consensus required that the impact of contingently convertible debt instruments be included in diluted earnings per share computations (if dilutive) regardless of whether the market price trigger (or other contingent feature) had been met.

          INCOME TAXES
          ------------

          Income taxes are accounted for under the asset and liability method where deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is established when it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company records liabilities for tax positions claimed on filed tax returns when the liabilities are probable and can be reasonably estimated. Accrued interest and penalties relating to unrecognized tax benefits are recorded as part of the income tax provision.

          STOCK-BASED COMPENSATION
          ------------------------

          Effective April 1, 2006, the Company adopted SFAS No. 123 (revised
          2004), "Share-Based Payment" ("SFAS 123R"), which requires the measurement and recognition of compensation expense, based on estimated fair values, for all share-based compensation awards made to employees and directors over the vesting period of the awards. The Company adopted SFAS 123R using the modified prospective method and, as a result, did not retroactively adjust results from prior periods. Under the modified prospective method, stock-based compensation expense was recognized (1) for the unvested portion of previously issued awards that were outstanding at the initial date of adoption based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123 "Accounting for Stock-Based Compensation" and (2) for any awards granted or modified on or subsequent to the effective date of SFAS 123R based on the grant date fair value estimated in accordance with the provisions of this statement. Prior to the adoption of SFAS 123R, the Company measured compensation expense for its employee stock-based compensation plans using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25 ("APB 25"). The Company also applied the disclosure provisions of SFAS 123, as amended by SFAS 148, as if the fair value-based method had been applied in measuring compensation expense. Under APB 25, compensation cost for stock options was recognized based on the excess, if any, of the quoted market price of the stock at the grant date of the award or other measurement date over the amount an employee must pay to acquire the stock.

          The following table illustrates the effect of the restatement adjustments (see Note 3) on the Company's pro forma net income and pro forma earnings per share as if the Company had applied the fair value recognition provisions of SFAS 123 to options granted under the Company's stock option plans for fiscal 2006 and 2005:

                                                                       YEARS ENDED MARCH 31,
                                   ------------------------------------------------------------------------------------------------
                                                      2006                                              2005
                                   --------------------------------------------       ---------------------------------------------
                                       AS                                                 AS
                                   PREVIOUSLY                           AS            PREVIOUSLY                            AS
                                    REPORTED       ADJUSTMENTS      RESTATED(1)        REPORTED      ADJUSTMENTS        RESTATED(1)
                                   ----------      -----------      -----------       ----------     -----------        -----------
Net income                          $ 15,787         $ (4,371)        $  11,416        $  33,269        $(2,052)           $ 31,217
Add: Stock-based compensation
  expense included in reported
  net income, net of tax                   -              641               641                -            757                 757
Deduct: Stock-based compensation
  using the fair value based
  method for all awards               (2,433)            (236)           (2,669)          (2,463)        (1,301)             (3,764)
                                    -------------------------------------------        --------------------------------------------
Pro forma net income                $ 13,354         $ (3,966)        $   9,388        $  30,806        $(2,596)           $ 28,210
                                    ===========================================        ============================================
Earnings per share:
  Basic - Class A common            $   0.33         $  (0.09)        $    0.24        $    0.71        $ (0.03)           $   0.68
  Basic - Class B common                0.28            (0.08)             0.20             0.59          (0.03)               0.56
  Diluted - Class A common              0.31            (0.08)             0.23             0.63          (0.03)               0.60
  Diluted - Class B common                                                 0.20                                                0.52

Earnings per share - pro forma:
  Basic - Class A common            $   0.28         $  (0.08)        $    0.20        $    0.66        $ (0.05)           $   0.61
  Basic - Class B common                0.23            (0.06)             0.17             0.55          (0.04)               0.51
  Diluted - Class A common              0.26            (0.07)             0.19             0.59          (0.04)               0.55
  Diluted - Class B common                                                 0.16                                                0.48

          ------------
          (1)  See Note 3 "Restatement of Consolidated Financial Statements."

          The restated stock-based compensation expense included in net income, net of tax, was $1,657, $939, $2,098, $1,581, $1,936,
          $508, $2,372, $656, and $829 for the years ended March 31, 2004, 2003, 2002, 2001, 2000, 1999, 1998, 1997 and 1996,
          respectively.

          COMPREHENSIVE INCOME
          --------------------

          Comprehensive income includes all changes in equity during a period except those that resulted from investments by or distributions to the Company's shareholders. Other comprehensive income refers to revenues, expenses, gains and losses that, under generally accepted accounting principles, are included in comprehensive income, but excluded from net income as these amounts are recorded directly as an adjustment to shareholders' equity. For the Company, other comprehensive income (loss) is comprised of the net changes in unrealized gains and losses on available-for-sale securities.

          FAIR VALUE OF FINANCIAL INSTRUMENTS
          -----------------------------------

          The Company's financial instruments consist primarily of cash and cash equivalents, marketable securities, receivables, investments, trade accounts payable, the convertible debt, embedded derivatives related to the issuance of the convertible debt and a mortgage loan agreement entered into in March 2006. The carrying amounts of cash and cash equivalents, receivables and trade accounts payable are representative of their respective fair values due to their relatively short maturities. The fair values of marketable securities are based on quoted market prices. The Company estimates the fair value of its fixed rate long-term obligations based on quoted market rates of interest and maturity schedules for similar issues. The carrying value of these obligations approximates their fair value.


          The Company's $11,406 investment in the preferred stock of Strides Arcolab Limited had a fair value of $12,600 at March 31, 2007, based on an annual independent valuation analysis. Based on quoted market rates, the Company's convertible debt had a fair value of $229,240 and $214,860 at March 31, 2007 and 2006, respectively. The carrying amount of the mortgage loan agreement approximates its fair value because its terms are similar to those which can be obtained for similar financial instruments in the current marketplace.

          DERIVATIVE FINANCIAL INSTRUMENTS
          --------------------------------

          The Company's derivative financial instruments consist of embedded derivatives related to the convertible debt. These embedded derivatives include certain conversion features and a contingent interest feature. Although the conversion features represent embedded derivative financial instruments, based on the de minimis value of these features at the time of issuance and at March 31, 2007, no value has been assigned to these embedded derivatives. The contingent interest feature provides unique tax treatment under the Internal Revenue Service's contingent debt regulations. In essence, interest accrues, for tax purposes, on the basis of the instrument's comparable yield (the yield at which the issuer would issue a fixed rate instrument with similar terms).

          NEW ACCOUNTING PRONOUNCEMENTS
          -----------------------------

          In June 2006, the FASB issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109" ("FIN 48"), which prescribes accounting for and disclosure of uncertainty in tax positions. This interpretation addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN 48, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. FIN 48 also provides guidance on derecognition of tax positions, financial statement classification, recognition of interest and penalties, accounting in interim periods, and disclosure and transition requirements. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company expects the adoption of FIN 48 on April 1, 2007, will not have a material effect on its consolidated financial statements.

          In May 2007, the FASB issued FASB Staff Position No. FIN 48-1, "Definition of "Settlement" in FASB Interpretation No. 48" ("FSP FIN 48-1"), which provides guidance on how a company should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. FSP FIN 48-1 is effective upon initial adoption of FIN 48, which the Company adopted on April 1, 2007, as indicated above.

          In September 2006, FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS 157"), which provides enhanced guidance for using fair value to measure assets and liabilities. SFAS 157 clarifies the principle that fair value should be based on the assumptions that market participants would use when pricing an asset or liability, provides a framework for measuring fair value under GAAP and expands disclosure requirements about fair value measurements. SFAS 157 is effective for financial statements issued in fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company plans to adopt SFAS 157 at the beginning of fiscal 2009, and is evaluating the impact, if any, the adoption of SFAS 157 will have on its financial condition and results of operations.

          In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" ("SFAS 159"), which permits companies to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing companies with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS 159 is effective for fiscal years beginning after November 15, 2007. Companies are not allowed to adopt SFAS 159 on a retrospective basis unless they choose early adoption. The Company plans to adopt SFAS 159 at the beginning of fiscal 2009, and is evaluating the impact, if any, the adoption of SFAS 159 will have on its financial condition and results of operations.

          In March 2007, the FASB ratified the consensus reached by the EITF in Issue No. 06-10, "Accounting for Collateral Assignment Split-Dollar Life Insurance Arrangements" ("Issue 06-10"). Issue 06-10 requires companies with collateral assignment split-dollar life insurance policies that provide a benefit to an employee that extends to postretirement periods to recognize a liability for future benefits based on the substantive agreement with the employee. Recognition should be in accordance with FASB Statement No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," or APB Opinion No. 12, "Omnibus Opinion - 1967," depending on whether a substantive plan is deemed to exist. Companies are permitted to recognize the effects of applying the consensus through either (1) a change in accounting principle through a cumulative-effect adjustment to retained earnings or to other components of equity or net assets as of the beginning of the year of adoption or (2) a change in accounting principle through retrospective application to all prior periods. Issue 06-10 is effective for fiscal years beginning after December 15, 2007, with early adoption permitted. The Company plans to adopt Issue 06-10 at the beginning of fiscal 2009, and is evaluating the impact of the adoption of Issue 06-10 on its financial condition and results of operations.

          In September 2007, the EITF reached a consensus on Issue No. 07-1 ("Issue 07-1"), "Accounting for Collaborative Arrangements." The scope of Issue 07-1 is limited to collaborative arrangements where no separate legal entity exists and in which the parties are active participants and are exposed to significant risks and rewards that depend on the success of the activity. The EITF concluded that revenue transactions with third parties and associated costs incurred should be reported in the appropriate line item in each company's financial statements pursuant to the guidance in Issue 99-19, "Reporting Revenue Gross as a Principal versus Net as an Agent." The EITF also concluded that the equity method of accounting under Accounting Principles Board Opinion 18, "The Equity Method of Accounting for Investments in Common Stock," should not be applied to arrangements that are not conducted through a separate legal entity. The EITF also concluded that the income statement classification of payments made between the parties in an arrangement should be based on a consideration of the following factors: the nature and terms of the arrangement; the nature of the entities' operations; and whether the partners' payments are within the scope of existing GAAP. To the extent such costs are not within the scope of other authoritative accounting literature, the income statement characterization for the payments should be based on an analogy to authoritative accounting literature or a reasonable, rational, and consistently applied accounting policy election. The provisions of Issue 07-1 are effective for fiscal years beginning on or after December 15, 2008, and companies will be required to apply the provisions through retrospective application. The Company plans to adopt Issue 07-1 at the beginning of fiscal 2010 and is evaluating the impact of the adoption of Issue 07-1 on its financial condition and results of operations.

          In June 2007, the FASB ratified the consensus reached by the EITF on Issue No. 07-3, "Accounting for Advance Payments for Goods or Services Received for Use in Future Research and Development Activities" ("Issue 07-3"), which is effective December 15, 2007, and is applied prospectively for new contracts entered into on or after the effective date. Issue 07-3 addresses nonrefundable advance payments for goods or services for use in future research and development activities. Issue 07-3 will require that these payments that will be used or rendered for future research and development activities be deferred and capitalized and recognized as an expense as the related goods are delivered or the related services are performed. If an entity does not expect the goods to be delivered or the services to be rendered the capitalized advance payments should be expensed. The Company is assessing the effects of adoption of Issue 07-3 on its financial condition and results of operations.

          In December 2007, the FASB issued SFAS No. 141 (revised 2007), "Business Combinations" ("SFAS 141(R)") which replaces SFAS 141 but retains the fundamental concept of purchase method of accounting in a business combination and improves reporting by creating greater consistency in the accounting and financial reporting of business combinations, resulting in more complete, comparable, and relevant information for investors and other users of financial statements. To achieve this goal, the new standard requires the acquiring entity in a business combination to recognize all the assets acquired and liabilities assumed in the transaction and any non-controlling interest at the acquisition date at their fair value as of that date. This statement requires measuring a non-controlling interest in the acquiree at fair value which will result in recognizing the goodwill attributable to the non-controlling interest in addition to that attributable to the acquirer. This statement also requires the recognition of assets acquired and liabilities assumed arising from contractual contingencies as of the acquisition date, measured at their acquisition fair values. SFAS 141(R) is effective for fiscal years beginning after December 15, 2008. The Company plans to adopt SFAS 141(R) at the beginning of fiscal 2010, and is evaluating the impact of SFAS 141(R) on its financial condition and results of operations.

          In December 2007, the FASB issued SFAS No. 160, "Non-controlling Interests in Consolidated Financial Statements" ("SFAS 160") an amendment of ARB No. 51, which will affect only those entities that have an outstanding non-controlling interest in one or more subsidiaries or that deconsolidate a subsidiary by requiring all entities to report non-controlling (minority) interests in subsidiaries in the same way as equity in the Consolidated Financial Statements.
          In addition, SFAS 160 eliminates the diversity that currently exists in accounting for transactions between an entity and non-controlling interests by requiring they be treated as equity transactions. SFAS 160 is effective for fiscal years beginning after December 15, 2008. The Company plans to adopt SFAS 160 at the beginning of fiscal 2010, and is evaluating the impact of SFAS 160 on its financial condition and results of operations.

3.   RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS
     ------------------------------------------------

     REVIEW OF STOCK OPTION GRANT PRACTICES

     BACKGROUND AND CONCLUSIONS

     The Company has restated its consolidated statements of income, comprehensive income, shareholders' equity and cash flows for the fiscal years ended March 31, 2006 and 2005, and its consolidated balance sheet as of March 31, 2006. In addition, because the impacts of the restatement adjustments extend back to the fiscal year ended March 31, 1996, we have recognized the cumulative restatement adjustments through March 31, 2004, as a net decrease to beginning shareholders' equity as of April 1, 2004.

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

     Shortly thereafter, the Special Committee commenced an investigation of the Company's stock option grant practices, assisted by independent legal counsel and forensic accounting experts engaged by the Committee, with the objectives of evaluating the Company's accounting for stock options for compliance with GAAP and for compliance with the terms of its related stock option plans over the period January 1, 1995, through October 31, 2006 (the "relevant period").

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

     However, the Special Committee concluded that stock-based compensation expense resulting from the stock option grant practices followed by the Company were not recorded in accordance with GAAP because the expense computed for most of the grants reflected incorrect measurement dates for financial accounting purposes. The "measurement date" under applicable accounting principles, namely APB 25 and related interpretations, is the first date on which all of the following are known and not subject to change: (a) the individual who is entitled to receive the option grant, (b) the number of options that an individual is entitled to receive, and (c) the option's exercise price.

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

     Both option plans require that shares received upon exercise of an option cannot be sold for two years. If the employee terminates employment voluntarily or involuntarily (other than by retirement, death or disability) during the two-year period, the option plans provide that the Company may elect to repurchase the shares at the lower of the exercise price of the option or the fair market value of the stock on the date of termination. The Company has changed its accounting for stock-based compensation to consider this provision of the option plans as a forfeiture provision to be accounted for in accordance with the guidance provided in EITF No. 00-23, "Issues Related to Accounting for Stock Compensation under APB 25 and FIN 44", specifically Paragraph 78 and Issue 33 (a), "Accounting for Early Exercise". In accordance with EITF No. 00-23, cash paid by an employee for the exercise price is considered a deposit or a prepayment of the exercise price that is recognized as a current liability when received by the Company at the beginning of the two-year forfeiture period. The receipt of the exercise price is recognized as a current liability because the options are deemed not exercised and the option shares are not considered issued until an employee bears the risk and rewards of ownership. The options are accounted for as exercised when the two-year forfeiture period lapses. In addition, because the options are not considered exercised for accounting purposes, the shares in the two-year forfeiture period are not considered outstanding for purposes of computing basic EPS.

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

     As noted above, the Special Committee determined that the Company's accounting for most of the stock option grants during the periods fiscal 1996 through fiscal 2006 was not in accordance with GAAP because the date of grant, as defined by the Company, was not a proper measurement date. To correct the errors, and be consistent with the accounting literature and guidance from the Securities and Exchange Commission ("SEC"), the Company organized the grants into categories based on grant type and process by which the grant was finalized. Based on the relevant facts and circumstances, the Company applied the authoritative accounting standard (APB 25 and related interpretations) to determine, for every grant within each category, the proper measurement date. If the measurement date was not the originally assigned grant date, accounting adjustments were made as required, resulting in stock-based compensation expense and related tax effects. The grants were classified as follows: (1) promotion/retention grants to executives and employees and new hire grants ("employee options");
     (2) grants to persons elected or appointed to the Board of Directors ("director options"); and (3) bonus option grants to the CEO in lieu of cash bonus payments under the terms of his employment agreement ("bonus options").

     Employee Options. The evidence obtained through the investigation
     ----------------
     indicates that employee options were granted based on the lowest market price in the quarter of grant determined from an effective date (as defined below) to the end of the quarter. The exercise price and grant date of the options were determined by looking back from the end of the quarter to the effective date and choosing the lowest market price during that period. The date on which the market price was lowest became the grant date. This procedure to "look back" to the lowest market price in the preceding quarter to set the exercise price was widely known and understood within the Company. The effective date was either the date on which the option recipients and the number of shares to be granted were determined and approved by the CEO, the date of a promotion or the date of hire. For new hires and promotions of existing employees which represent substantially all of the award recipients, the terms of the awards, except for the exercise price, were communicated to the recipients prior to the end of the quarter. At the end of the quarter, when the exercise price was determined, board consents were prepared and dated the date on which the stock price was lowest during the quarter, to be approved by the members of the Compensation Committee. The evidence obtained through the investigation indicated the Compensation Committee never changed or denied approval of any grants submitted to them and, as such, their approval was considered a routine matter. Based on the evidence and findings of the Special Committee, the results of management's analysis, the criteria specified in

     APB 25 for determining measurement dates and guidance from the staff of the SEC, the Company has concluded the measurement dates for the employee options should not have been the originally assigned grant dates, but instead, should have been the end of the quarter in which awards were granted when the exercise price and number of shares granted were fixed. Changing the measurement dates from the originally assigned grant date to the end of the quarter resulted in recognition of additional stock-based compensation expense, net of related tax effects, of $603 on 1,461 stock option grants for fiscal 2006, $614 on 1,422 stock option grants for fiscal 2005 and $4,752 on 2,268 stock option grants as a cumulative adjustment to beginning shareholders' equity as of April 1, 2004.

     Director Options. Director options were issued, prior to the
     ----------------
     effective date of the Sarbanes-Oxley Act ("Sarbanes-Oxley") in August 2002, using the same "look back" process as described above for employee options. This process was changed when the time for Form 4's was shortened under the provisions of Sarbanes-Oxley, to award options with exercise prices equal to the fair market value of the stock on the date of grant. Prior to this change in grant practice, the Company concluded the measurement date for the director options should be the end of the quarter. Changing the measurement date from the originally assigned grant date to the end of the quarter resulted in recognition of additional stock-based compensation expense, net of related tax effects, of $34 on 19 stock option grants for fiscal 2006, $51 on 16 stock option grants for fiscal 2005 and $606 on 11 stock option grants as a cumulative adjustment to beginning shareholders' equity as of April 1, 2004.

     Bonus Options. Under the terms of the CEO's employment agreement,
     -------------
     he is permitted the alternative of electing incentive stock options, restricted stock or discounted stock options in lieu of the payment of part or all of the annual incentive bonus due to him in cash. In the event of an election to receive options in lieu of cash incentive, those options were to be valued using the Black-Scholes option pricing model, applying the same assumptions as those used in the Company's most recent proxy statement. The employment agreement provides the CEO's annual bonus is based on fiscal year net income.

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

     Based on the facts and circumstances relative to the process for granting the bonus options, the Special Committee determined, and the Company has agreed, that the measurement dates for these options should be the end of the fiscal year in which they were granted. The end of the fiscal year was used as the measurement date because that is the date on which the amount of the annual bonus could be determined and therefore the terms of the option could be fixed under APB 25. This conclusion is predicated on the assumption that the terms of the option were linked to the amount of the bonus earned. While it was permissible to agree upon the number of shares that were to be issued prior to the end of the year and that would not be forfeitable prior to the end of the year, under GAAP the exercise price is considered variable until the amount of the bonus could be determined with finality. The variability in the exercise price results from the premise that the CEO would have been required to repay any shortfall in the bonus earned from the value assigned to the option by the Black-Scholes model. Any amount repaid to cure the bonus shortfall would in substance be an increase in the exercise price of the option. Since the exercise price could not be determined with certainty until the amount of the bonus was known, the Company has applied variable accounting to the bonus options from the date of grant to the final fiscal year-end measurement date. Variable accounting requires that compensation expense is to be determined by comparing the quoted market value of the shares covered by the option grant to the exercise price at each intervening balance sheet date until the terms of the option become fixed.

     The compensation expense associated with the CEO's estimated bonus was accrued throughout the fiscal year. When the value of a bonus option was determined using the Black-Scholes model, previously recorded compensation expense associated with the accrual of the estimated bonus was reversed in the amount of the value assigned to the bonus option. The previously recorded compensation expense should not have been reversed. The Company developed a methodology in the restatement process that considers both the intrinsic value of the option under APB 25 and the Black-Scholes value assigned to the bonus option in determining the amount of compensation expense to recognize once the exercise price of the option becomes fixed and variable accounting ends. Under this methodology, the intrinsic value of the option is determined at the fiscal year-end measurement date under the principles of APB 25. The intrinsic value is then compared to the Black-Scholes value assigned to the option for compensation purposes ("the bonus value"). The bonus value is the amount that would have been accrued during the fiscal year through the grant date as part of the total liability for the CEO's bonus. The greater of the intrinsic value or bonus value is recorded as compensation expense. Using this methodology and the fiscal year-end as the measurement dates, resulted in an increase in stock-based compensation expense of $6,944 over the period from fiscal 1996 through fiscal 2004. There was no tax benefit associated with this expense due to the tax years being closed.

     OTHER MODIFICATIONS OF OPTION TERMS

     As described above, under the terms of the option plans, shares received on exercise of an option are to be held for the employee for two years during which time the shares cannot be sold. If the employee terminates employment voluntarily or involuntarily (other than by retirement, death or disability) during the two-year forfeiture period, the plans provide the Company with the option of repurchasing the shares at the lower of the exercise price or the fair market value of the stock on the date of termination. In some circumstances, the Company elected not to repurchase the shares upon termination of employment while the shares were in the two-year forfeiture period, essentially waiving the remaining forfeiture period requirement. The Company previously did not recognize this waiver as requiring a new measurement date.

     Based on management's analysis, the Company has concluded that a new measurement date should have been recognized in two situations: (1) the employee terminated and the Company did not exercise its right under the option plans to buy back the shares in the two-year forfeiture period, and (2) the forfeiture provision was waived and the employee subsequently terminated within two years of the exercise date. The Company now considers both of these waivers to be an acceleration of the vesting period because the forfeiture provision was waived (i.e., the employee is no longer subject to a service condition to earn the right to the shares and will benefit from the modification). As such, a new measurement date is required. In this case, the new measurement date is the date the forfeiture provision was waived with additional stock-based compensation expense, being recognized at the date of termination. Since the shares were fully vested, the intrinsic value of the option at the new measurement date in excess of the intrinsic value at the original measurement date should be expensed immediately. The new measurement dates resulted in an increase in stock-based compensation expense, net of related tax effects, of $4 on two stock option grants for fiscal 2006, $92 on one stock option grant for fiscal 2005 and $274 on 24 stock option grants as a cumulative adjustment to beginning shareholders' equity as of April 1, 2004.

     STOCK OPTION ADJUSTMENTS

     A discussion of the stock option restatement adjustments and tables reflecting the impact of these adjustments is presented below beginning on page 101.

     Stock-based Compensation Expense. Although the period for the
     --------------------------------
     Special Committee's investigation was January 1, 1995 to October 31, 2006, the Company extended the period of review back to 1986 in its analysis of the aggregate impact of the measurement date changes because the incorrect accounting for stock options extended that far back in time. The Company has concluded that the measurement date changes identified by the Special Committee's investigation and management's analysis resulted in an understatement of stock-based compensation expense arising from stock option grants since 1986, affecting the Company's Consolidated Financial Statements for each year beginning with the year ended March 31, 1986. The impact of the misstatements on the Consolidated Financial Statements for the fiscal years from 1986 to 1995 was not considered material, individually or in the aggregate. Therefore, it was included as a cumulative adjustment to the stock-based compensation expense for fiscal 1996. The aggregate understatement of pre-tax, stock-based compensation expense for the eleven-year restatement period from 1996 through 2006 was $15,632 on 2,891 stock option grants.

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

     Payroll Taxes, Interest and Penalties. In connection with the
     -------------------------------------
     stock-based compensation adjustments, the Company determined that certain options previously classified as ISO grants were determined to have been granted with an exercise price below the fair market value of the Company's stock on the revised measurement dates. Under Internal Revenue Code Section 422, ISOs may not be granted with an exercise price less than the fair market value on the date of grant, and therefore these grants would not likely qualify for ISO tax treatment. The disqualification of ISO classification exposes the Company and the affected employees to payroll related withholding taxes once the underlying shares are released from the post exercise two-year forfeiture period and the substantial risk of forfeiture has lapsed (the "taxable event"). The Company and the affected employees may also be subject to interest and penalties for failing to properly withhold taxes and report this taxable event on their respective tax returns. The Company is currently reviewing the potential disqualification of ISO grants and the related withholding tax implications with the Internal Revenue Service ("IRS") for calendar years 2004, 2005 and 2006 in an effort to reach agreement on the resulting tax liability. In the meantime, the Company has recorded expenses related to the withholding taxes, interest and penalties associated with options which would have created a taxable event in calendar years 2004, 2005 and 2006. The estimated payroll tax liability at March 31, 2006 for the disqualification of tax treatment associated with ISO awards totaled $3,278. In addition, the Company recorded an income tax benefit of $909 related to this liability.

     Income Tax Benefit. The Company reviewed the income tax effect of
     ------------------
     the stock-based compensation charges, and it believes the proper income tax accounting for stock options under GAAP depends, in part, on the tax distinction of the stock options as either ISOs or NSOs. Because of the potential impact of the measurement date changes on the qualified status of the options, the Company has determined that substantially all of the options originally intended to be ISOs and granted prior to April 2, 2006, might not be qualified under the tax regulations, and therefore should be accounted for as if they were NSOs for financial accounting purposes. An income tax benefit has resulted from the determination that certain NSOs for which stock-based compensation expense was recorded will create an income tax deduction. This tax benefit has resulted in an increase to the Company's deferred tax assets for stock options prior to the occurrence of a taxable event or the forfeiture of the related options. Upon the occurrence of a taxable event or forfeiture of the underlying options, the corresponding deferred tax asset is reversed and the excess or deficiency in the deferred tax assets is recorded to paid-in capital in the period in which the taxable event or forfeiture occurs. The Company has recorded a deferred tax asset of $1,320 as of March 31, 2006, related to stock options.

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

     OTHER ADJUSTMENTS (UNRELATED TO STOCK OPTIONS)

     In addition to the restatement adjustments associated with stock options and income taxes discussed above, our restated Consolidated Financial Statements include an adjustment for fiscal years 2002 through 2006 to reflect the correction of errors related to the recognition of revenue associated with shipments to customers under FOB destination terms and an adjustment to reduce the estimated liability for employee medical claims incurred but not reported at March 31, 2006. We incorrectly recognized revenue for certain customers prior to when title and risk of ownership transferred to the customer. The aggregate impact of these adjustments over the periods affected was a decrease in net revenue of $1,175 and a decrease in net income of $385. The aggregate impact on net income reflects a $498 decrease associated with the net revenue errors and a $113 increase related to the adjustment of the liability for medical claims.

The table below reflects the impact of the restatement adjustments discussed above on the Company's Consolidated Statements of Income for the periods presented below:


                                                                                       CUMULATIVE
                                                              YEARS ENDED MARCH 31,       1996
                                                              ---------------------     THROUGH
CATEGORY OF ADJUSTMENTS:                                        2006        2005         2004 (a)
------------------------                                       ------      ------        --------
Pretax income impact:
  Stock-based compensation expense
    related to measurement date changes (b)                    $  927      $1,080         $13,626
  Payroll taxes, interest and penalties (b)                     2,294         545             439
  Other adjustments                                              (160)       (897)          1,666
                                                               ------      ------         -------
   Total pretax income reduction                                3,061         728          15,731
                                                               ------      ------         -------

Income tax expense (benefit):
  Measurement date changes                                       (286)       (323)         (1,050)
  Payroll taxes and interest                                     (635)       (151)           (123)
  Other income tax adjustments (c)                              2,171       1,498           1,689
 Other adjustments                                                 60         300            (584)
                                                               ------      ------         -------
   Total income tax increase (reduction)                        1,310       1,324             (68)
                                                               ------      ------         -------

Total net income reduction                                     $4,371      $2,052         $15,663
                                                               ------      ------         -------

------------
(a) The cumulative effect of the restatement adjustments from fiscal 1996 through fiscal 2004 is summarized below:

                                                                                                            DECREASE/
                                  STOCK OPTION ADJUSTMENTS(e)                        OTHER ADJUSTMENTS     (INCREASE)
YEAR ENDED                        ---------------------------     OTHER INCOME    -----------------------    TO NET
MARCH 31,                         PRETAX         INCOME TAX     TAX ADJUSTMENTS   PRETAX       INCOME TAX    INCOME
----------                        ------         ----------     ---------------   ------       ----------   ---------
1996                             $   829(d)      $      -          $       -     $       -       $     -     $   829
1997                                 657               (1)                 -             -             -         656
1998                               2,391              (19)                 -             -             -       2,372
1999                                 535              (27)                 -             -             -         508
2000                               1,998              (62)                 -             -             -       1,936
2001                               1,722             (141)                 -             -             -       1,581
2002                               2,317             (219)                 -         2,534          (918)      3,714
2003                               1,187             (248)                 -        (1,610)          590         (81)
2004                               2,429             (456)             1,689           742          (256)      4,148
                                 -------         --------          ---------     ---------       -------     -------
Cumulative effect                $14,065         $ (1,173)         $   1,689     $   1,666       $  (584)    $15,663
                                 =======         ========          =========     =========       =======     =======

(b) Stock-based compensation expenses, including related payroll taxes, interest and penalties, have been recorded as adjustments to the selling and administrative expense line item in the Company's consolidated statements of income for each period.

(c) This represents liabilities associated with tax positions claimed on filed tax returns for these years, partially offset by certain expected tax refunds.

(d) Includes additional expense from 1986 to 1995 totaling $636, the effect of which on the consolidated financial statements for 1996 and for each year 1986 to 1995 was not considered material.

(e) Includes adjustments for payroll taxes, interest and penalties.

                                  101

Consolidated Balance Sheet Impact

The following table reconciles the consolidated balance sheet previously reported to the restated amounts as of March 31, 2006:

                                                                     MARCH 31, 2006
                                            --------------------------------------------------------------------
                                              AS PREVIOUSLY                                            AS
                                                 REPORTED       ADJUSTMENTS                         RESTATED
                                                 --------       -----------                         --------
Current assets:
Cash and cash equivalents                      $  100,706        $      -                          $  100,706
Marketable securities                             106,763               -                             106,763
Receivables, net                                   54,746          (1,175)(f)                          53,571
Inventories, net                                   70,778             388(f)                           71,166
Prepaid and other assets                            6,963              49(a)                            7,012
Deferred tax asset                                  8,034           2,038(b)(c)(f)(g)                  10,072
                                               ----------        --------                          ----------
   Total current assets                           347,990           1,300                             349,290
Property and equipment, net                       178,042               -                             178,042
Intangible assets and goodwill, net                72,955               -                              72,955
Other assets                                       19,026               -                              19,026
                                               ----------        --------                          ----------
   Total assets                                $  618,013        $  1,300                          $  619,313
                                               ==========        ========                          ==========

Current liabilities:
Accounts payable                               $   17,975        $      -                          $   17,975
Accrued liabilities                                17,100           7,576(b)(c)(d)(e)(f)(g)            24,676
Current maturities of long-term debt                1,681               -                               1,681
                                               ----------        --------                          ----------
   Total current liabilities                       36,756           7,576                              44,332
Long-term debt                                    241,319               -                             241,319
Other long-term liabilities                         5,442               -                               5,442
Deferred tax liabilities                           25,221               -                              25,221
                                               ----------        --------                          ----------
   Total liabilities                              308,738           7,576                             316,314
                                               ----------        --------                          ----------

Commitments and contingencies                           -               -                                   -

Shareholders' equity:
Preferred stock                                         -               -                                   -
Class A common stock                                  400              (3)(d)                             397
Class B common stock                                  127               -                                 127
Additional paid-in capital                        129,367          15,813(b)(d)                       145,180
Retained earnings                                 233,496         (22,086)(a)(b)(c)(e)(f)(g)          211,410
Accumulated other comprehensive loss                 (211)              -                                (211)
Less: Treasury stock                              (53,904)              -                             (53,904)
                                               ----------        --------                          ----------
   Total shareholders' equity                     309,275          (6,276)                            302,999
                                               ----------        --------                          ----------
   Total liabilities and shareholders'
     equity                                    $  618,013        $  1,300                          $  619,313
                                               ==========        ========                          ==========

-----------
(a) Adjustment for accrued interest associated with certain expected tax refunds.
(b) Adjustment for stock-based compensation expense pursuant to APB 25 ($15,632) and income tax impact associated with stock-based compensation expense pursuant to APB 25 ($1,658), partially offset by net effect of tax benefit realized in accrued taxes ($2,432) and excess tax benefit reflected in paid-in capital ($2,094).
(c) Adjustment for payroll taxes, interest and penalties associated with stock-based compensation expense ($3,278) and the related income tax benefit ($909).
(d) Adjustment for exercise deposits received by the Company for stock options in the two-year forfeiture period ($1,916).
(e) Adjustment for additional liabilities associated with tax positions claimed, partially offset by certain expected tax refunds ($5,407).
(f) Adjustment to record revenue and cost of sales when product is received by the customer instead of shipping date for certain customers (decrease in receivables of $1,175; increase in inventories of $388; decrease in deferred tax assets of $125; decrease in accrued liabilities of $414; and decrease in retained earnings of $498).
(g) Adjustment for reduction in estimated liability associated with employee medical claims incurred but not reported (decrease in deferred tax assets of $66; decrease in accrued liabilities of $179; and increase in retained earnings of $113).

Consolidated Statements of Income Impact

The following table reconciles the Company's previously reported results to the restated Consolidated Statements of Income for the years ended March 31, 2006 and 2005:

                                                                         YEARS ENDED MARCH 31,
                                         -------------------------------------------------------------------------------------
                                                             2006                                       2005
                                         ---------------------------------------     -----------------------------------------
                                              AS                                         AS
                                          PREVIOUSLY                       AS        PREVIOUSLY                       AS
                                           REPORTED     ADJUSTMENTS     RESTATED      REPORTED     ADJUSTMENTS     RESTATED
                                           --------     -----------     --------     ----------    -----------     --------

Net revenues                              $ 367,618      $     22       $367,640      $303,493      $  1,163     $ 304,656
Cost of sales                               123,894            41        123,935       107,682           266       107,948
                                          --------------------------------------     -------------------------------------
Gross profit                                243,724           (19)       243,705       195,811           897       196,708
                                          --------------------------------------     -------------------------------------
Operating expenses:
   Research and development                  28,886             -         28,886        23,538             -        23,538
   Purchased in-process research and
      development and transaction costs      30,441             -         30,441             -             -             -
   Selling and administrative               140,395         3,042        143,437       116,638         1,625       118,263
   Amortization of intangibles                4,784             -          4,784         4,653             -         4,653
   Litigation                                     -             -              -        (1,430)            -        (1,430)
                                          --------------------------------------     -------------------------------------
Total operating expenses                    204,506         3,042        207,548       143,399         1,625       145,024
                                          --------------------------------------     -------------------------------------
Operating income                             39,218        (3,061)        36,157        52,412          (728)       51,684
                                          --------------------------------------     -------------------------------------
Other expense (income):
   Interest expense                           6,045             -          6,045         5,432             -         5,432
   Interest and other income                 (5,737)            -         (5,737)       (3,048)            -        (3,048)
                                          --------------------------------------     -------------------------------------
Total other expense (income)                    308             -            308         2,384             -         2,384
                                          --------------------------------------     -------------------------------------
Income before income taxes                   38,910        (3,061)        35,849        50,028          (728)       49,300
   Provision for income taxes                23,123         1,310         24,433        16,759         1,324        18,083
                                          --------------------------------------     -------------------------------------
   Net income                             $  15,787      $ (4,371)      $ 11,416      $ 33,269      $ (2,052)    $  31,217
                                          ======================================     =====================================

Earnings per share:
   Basic - Class A common                 $    0.33      $  (0.09)      $   0.24      $   0.71      $  (0.03)    $    0.68
   Basic - Class B common                      0.28         (0.08)          0.20          0.59         (0.03)         0.56
   Diluted - Class A common                    0.31         (0.08)          0.23          0.63         (0.03)         0.60
   Diluted - Class B common (a)                                             0.20                                      0.52

Shares used in per share calculation:
   Basic - Class A common                    36,277          (435)(b)     35,842        34,228          (494)(b)    33,734
   Basic - Class B common                    13,065          (147)(b)     12,918        15,005          (172)(b)    14,833
   Diluted - Class A common                  50,729          (732)(b)     49,997        59,468          (835)(b)    58,633
   Diluted - Class B common (a)                                           13,113                                    15,072

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

CONSOLIDATED STATEMENTS OF CASH FLOWS IMPACT

The following table reconciles the Company's previously reported results to the restated Consolidated Statements of Cash Flows for the years ended March 31, 2006 and 2005:

                                                                       YEARS ENDED MARCH 31,
                                                 ----------------------------------------------------------
                                                                              2006
                                                 ----------------------------------------------------------
                                                      AS
                                                  PREVIOUSLY                                          AS
                                                   REPORTED        ADJUSTMENTS                     RESTATED
                                                   --------        -----------                     --------
Operating Activities:
Net income                                         $  15,787        $ (4,371)(a)(b)(c)(d)(e)       $  11,416
Adjustments to reconcile
   net income to net cash
   provided by operating activities:
   Acquired in-process research
         and development                              29,570               -                          29,570
   Depreciation, amortization and
       other non-cash charges                         18,002               -                          18,002
   Deferred income tax provision                       6,707            (645)(a)(b)(d)(e)              6,062
   Deferred compensation                                 965               -                             965
   Stock-based compensation                                -             927(a)                          927
   Litigation                                              -               -                               -
Changes in operating assets and liabilities:
   Decrease in receivables, net                        7,615             (22)(d)                       7,593
   Increase in inventories                           (16,833)             41(d)                      (16,792)
   Decrease in prepaid and other
        assets                                         1,372             (39)(c)                       1,333
   Increase in accounts payable and accrued
       liabilities                                     1,424           4,109(b)(c)(d)(e)               5,533
                                                   ---------------------------------------------------------
Net cash provided by operating activities             64,609               -                          64,609
                                                   ---------------------------------------------------------
Investing Activities:
   Purchase of property and equipment                (58,334)              -                         (58,334)
   Purchase of marketable securities                 (61,187)              -                         (61,187)
   Purchase of preferred stock                       (11,300)              -                         (11,300)
   Product acquisition                               (25,643)              -                         (25,643)
                                                   ---------------------------------------------------------
Net cash used in investing activities               (156,464)              -                        (156,464)
                                                   ---------------------------------------------------------
Financing Activities:
   Principal payments on long-term debt                 (892)              -                            (892)
   Proceeds from borrowing of long-term debt          32,764               -                          32,764
   Dividends paid on preferred stock                     (70)              -                             (70)
   Purchase of common stock for treasury                (253)              -                            (253)
   Cash deposits received for stock options            1,187               -                           1,187
                                                   ---------------------------------------------------------
Net cash provided by
   financing activities                               32,736               -                          32,736
                                                   ---------------------------------------------------------
Decrease in cash and cash equivalents                (59,119)              -                         (59,119)
Cash and cash equivalents:
   Beginning of year                                 159,825               -                         159,825
                                                   ---------------------------------------------------------
   End of year                                     $ 100,706        $      -                       $ 100,706
                                                   =========================================================


                                                                        YEARS ENDED MARCH 31,
                                                  ----------------------------------------------------------
                                                                               2005
                                                  ----------------------------------------------------------
                                                      AS
                                                  PREVIOUSLY                                          AS
                                                   REPORTED         ADJUSTMENTS                     RESTATED
                                                   --------         -----------                     --------
Operating Activities:
Net income                                         $ 33,269          $ (2,052)(a)(b)(c)(d)          $ 31,217
Adjustments to reconcile net income to
   net cash provided by operating activities:
   Depreciation, amortization and
    other non-cash charges                           13,904                 -                         13,904
   Deferred income tax provision                     13,582              (487)(a)(b)(d)               13,095
   Deferred compensation                              1,355                 -                          1,355
   Stock-based compensation                               -             1,080(a)                       1,080
   Litigation                                          (843)                -                           (843)
Changes in operating assets and liabilities:
   Decrease in receivables, net                       3,511            (1,163)(d)                      2,348
   Increase in inventories                           (3,248)              266(d)                      (2,982)
   Increase in prepaid and other
    assets                                           (3,520)              (10)(c)                     (3,530)
   Decrease in accounts payable and accrued
      liabilities                                    (8,980)            2,366(b)(c)(d)(e)             (6,614)
                                                   ---------------------------------------------------------
Net cash provided by operating activities            49,030                 -                         49,030
                                                   ---------------------------------------------------------
Investing Activities:
   Purchase of property and equipment               (63,622)                -                        (63,622)
   Purchase of marketable securities                (10,565)                -                        (10,565)
                                                   ---------------------------------------------------------
Net cash used in investing activities               (74,187)                -                        (74,187)
                                                   ---------------------------------------------------------
Financing Activities:
   Principal payments on long-term debt              (8,179)                -                         (8,179)
   Dividends paid on preferred stock                    (70)                -                            (70)
   Purchase of common stock for treasury             (2,468)                -                         (2,468)
   Cash deposits received for stock options           4,118                 -                          4,118
                                                   ---------------------------------------------------------
Net cash used in financing activities                (6,599)                -                         (6,599)
                                                   ---------------------------------------------------------
Decrease in cash and cash equivalents               (31,756)                -                        (31,756)
Cash and cash equivalents:
   Beginning of year                                191,581                 -                        191,581
                                                   ---------------------------------------------------------
   End of year                                     $159,825          $      -                       $159,825
                                                   =========================================================

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

4.    ACQUISITIONS AND LICENSE AGREEMENT
      ----------------------------------

      In May 2005, the Company and FemmePharma, Inc.
      ("FemmePharma") mutually agreed to terminate the license agreement between them entered into in April 2002. As part of this transaction, the Company acquired all of the common stock of FemmePharma for $25,000 after certain assets of the entity had been distributed to FemmePharma's other shareholders. Under a separate agreement, the Company had previously invested $5,000 in FemmePharma's convertible preferred stock. Included in the Company's acquisition of FemmePharma are the worldwide marketing rights to an endometriosis product that was originally part of the licensing arrangement with FemmePharma that provided the Company, among other things, marketing rights for the product principally in the United States. In accordance with the new agreement, the Company acquired worldwide licensing rights of the endometriosis product, no longer was responsible for milestone payments and royalties specified in the original licensing agreement, and secured exclusive worldwide rights for use of the FemmePharma technology for vaginal anti-infective products. For the year ended March 31, 2006, the Company recorded expense of $30,441 in connection with the FemmePharma acquisition that consisted of $29,570 for acquired in-process research and development and $871 in direct expenses related to the transaction. The acquired in-process research and development charge represented the estimated fair value of the endometriosis product being developed that, at the time of the acquisition, had no alternative future use and for which technological feasibility had not been established. The FemmePharma acquisition expense was determined by the Company to not be deductible for tax purposes. The Company also allocated $375 of the purchase price for a non-compete agreement and $300 of the purchase price for the royalty-free worldwide license to use FemmePharma's technology for vaginal anti- infective products acquired in the transaction.


      In May 2005, the Company entered into a long-term product development and marketing license agreement with Strides Arcolab Limited ("Strides"), an Indian generic pharmaceutical developer and manufacturer, for exclusive marketing rights in the U.S. and Canada for ten new generic drugs. Under the agreement, Strides is responsible for developing, submitting for regulatory approval and manufacturing the ten products and the Company is responsible for exclusively marketing the products in the territories covered by the agreement. Under a separate agreement, the Company invested $11,300 in Strides redeemable preferred stock. This investment is denominated in the Indian rupee and is subject to foreign currency transaction gains or losses resulting from exchange rate changes. As a result of changes in the exchange rate, the carrying value of this investment was $11,406 at March 31, 2007. This investment has been accounted for using the cost method and is included in "Other assets" in the accompanying Consolidated Balance Sheet at March 31, 2007.

5.    MARKETABLE SECURITIES
      ---------------------

      The carrying amount of available-for-sale securities and their approximate fair values at March 31, 2007 and 2006 were as follows.

                                                    MARCH 31, 2007
                              -------------------------------------------------------
                                                 GROSS         GROSS
                                              UNREALIZED    UNREALIZED       FAIR
                                COST             GAINS        LOSSES        VALUE
                                ----          ----------    ----------      ------
  Auction rate securities...  $119,150            $ -        $   -        $119,150
  Equity securities.........    38,612             50            -          38,662
                              --------            ---        ------       --------
      Total.................  $157,762            $50        $   -        $157,812
                              ========            ===        ======       ========


                                                    MARCH 31, 2006
                              -------------------------------------------------------
                                                 GROSS         GROSS
                                              UNREALIZED    UNREALIZED       FAIR
                                COST             GAINS        LOSSES        VALUE
                                ----          ----------    ----------      ------

  Auction rate securities...  $ 70,000            $ -        $   -        $ 70,000
  Equity securities.........    37,082              -         (319)         36,763
                              --------            ---        -----        --------
      Total.................  $107,082            $ -        $(319)       $106,763
                              ========            ===        =====        ========


      The Company's marketable securities are classified as available-for-sale and are recorded at fair value based on quoted market prices using the specific identification method. These investments are classified as current assets as the Company has the ability to use them for current operating and investing purposes. For the year ended March 31, 2007, a realized loss of $270 was recognized when the Company determined that its unrealized loss on equity securities had become other-than-temporary as the duration of the losses had surpassed 24 months and the Company no longer intended to hold these securities to recovery. There were no realized gains or losses for the years ended March 31, 2006 and 2005.

      Included in the Company's marketable securities at March 31, 2007 and 2006 are $119,150 and $70,000, respectively, of auction rate securities. Auction rate securities are investments with an underlying component of long-term debt or an equity instrument. These auction rate securities trade or mature on a shorter term than the underlying instrument based on an auction bid that resets the interest rate of the security. The auction or reset dates occur at intervals that are typically less than three months providing high liquidity to otherwise longer term investments (see Note
      24, Subsequent Events, for further discussion of the Company's investments in auction rate securities).

6.    INVENTORIES
      -----------

      Inventories as of March 31, consist of:

                                                                       2007              2006
                                                                       ----              ----
                                                                                     (as restated)
           Finished goods......................................     $  35,420         $  29,365
           Work-in-process.....................................        13,294             7,969
           Raw materials.......................................        42,801            33,832
                                                                    ---------         ---------
                                                                    $  91,515         $  71,166
                                                                    =========         =========

7.    PROPERTY AND EQUIPMENT
      ----------------------

      Property and equipment as of March 31, consist of:

                                                                       2007              2006
                                                                       ----              ----
           Land and improvements...............................     $   6,253         $   5,763
           Buildings and building improvements.................       108,631           101,135
           Machinery and equipment.............................        73,461            57,021
           Office furniture and equipment......................        27,819            24,573
           Leasehold improvements..............................        21,057            21,044
           Construction-in-progress............................         5,865            10,265
                                                                    ---------         ---------
                                                                      243,086           219,801
           Less accumulated depreciation.......................       (56,186)          (41,759)
                                                                    ---------         ---------
              Net property and equipment.......................     $ 186,900         $ 178,042
                                                                    =========         =========

     Capital additions to property and equipment were $25,066, $58,334 and $63,622 for the years ended March 31, 2007, 2006 and 2005, respectively. Depreciation of property and equipment was $16,208, $11,916 and $7,775 for the years ended March 31, 2007, 2006 and 2005, respectively.

     Property and equipment projects classified as construction-in-progress at March 31, 2007, are projected to be completed during the next 12 months at an estimated cost of $2,832.

     During the years ended March 31, 2006 and 2005, the Company recorded capitalized interest on qualifying construction projects of $940 and $1,511, respectively. In fiscal 2007, the Company did not record any capitalized interest.

8.   INTANGIBLE ASSETS AND GOODWILL
     ------------------------------

     Intangible assets and goodwill as of March 31, consist of:

                                                                     2007                      2006
                                                       ---------------------------   ------------------------
                                                           GROSS                       GROSS
                                                         CARRYING      ACCUMULATED    CARRYING    ACCUMULATED
                                                          AMOUNT      AMORTIZATION     AMOUNT    AMORTIZATION
                                                          ------      ------------     ------    ------------

            Product rights - Micro-K(R).............     $ 36,140      $(14,513)      $ 36,140     $(12,708)
            Product rights - PreCare(R).............        8,433        (3,233)         8,433       (2,811)
            Trademarks acquired:
               Niferex(R)...........................       14,834        (2,967)        14,834       (2,225)
               Chromagen(R)/StrongStart(R)..........       27,642        (5,528)        27,642       (4,147)
            License agreements......................        4,400          (480)         4,400         (300)
            Covenant not to compete.................          375           (72)           375          (34)
            Trademarks and patents..................        4,196          (774)         3,403         (604)
                                                         --------      --------       --------     --------
               Total intangible assets..............       96,020       (27,567)        95,227      (22,829)
            Goodwill................................          557             -            557            -
                                                         --------      --------       --------     --------
                                                         $ 96,577      $(27,567)      $ 95,784     $(22,829)
                                                         ========      ========       ========     ========

     As of March 31, 2007, the Company's intangible assets have a weighted average useful life of approximately 19 years.
     Amortization of intangible assets was $4,809, $4,784 and $4,653 for the years ended March 31, 2007, 2006 and 2005, respectively.

     Assuming no additions, disposals or adjustments are made to the carrying values and/or useful lives of the intangible assets, annual amortization expense on product rights, trademarks acquired and other intangible assets is estimated to be approximately $4,818 in each of the five succeeding fiscal years.

9.   OTHER ASSETS
     ------------

     Other assets as of March 31, consist of:

                                                           2007           2006
                                                           ----           ----
            Cash surrender value of life insurance....   $  3,874       $  3,416
            Preferred stock investments...............     11,806         11,052
            Accrued dividends on preferred stock......      1,198            509
            Deferred financing costs, net.............      2,159          2,879
            Deposits..................................      1,366          1,170
                                                         --------       --------
                                                         $ 20,403       $ 19,026
                                                         ========       ========

10.  ACCRUED LIABILITIES

     Accrued liabilities as of March 31, consist of:

                                                           2007           2006
                                                           ----           ----
                                                                      (AS RESTATED)

            Salaries, wages, incentives and benefits..   $ 20,669       $ 14,411
            Income taxes - current....................      5,558          3,145
            Accrued interest payable..................      2,192          1,875
            Professional fees.........................      5,921          1,854
            Stock option deposits.....................      2,560          1,916
            Other.....................................      1,876          1,475
                                                         --------       --------
                                                         $ 38,776       $ 24,676
                                                         ========       ========

11.  LONG-TERM DEBT

     Long-term debt as of March 31, consists of:

                                                           2007           2006
                                                           ----           ----
            Building mortgages........................   $ 41,348       $ 43,000
            Convertible notes.........................    200,000        200,000
                                                         --------       --------
                                                          241,348        243,000
            Less current portion......................     (1,897)        (1,681)
                                                         --------       --------
                                                         $239,451       $241,319
                                                         ========       ========


     In June 2006, the Company replaced its $140,000 credit line by entering into a new syndicated credit agreement with ten banks that provides for a revolving line of credit for borrowing up to $320,000. The new credit agreement also includes a provision for increasing the revolving commitment, at the lenders' sole discretion, by up to an additional $50,000. The new credit facility is unsecured unless the Company, under certain specified circumstances, utilizes the facility to redeem part or all of its outstanding convertible debt. Interest is charged under the facility at the lower of the prime rate or LIBOR plus 62.5 to 150 basis points depending on the ratio of senior debt to EBITDA. The new credit agreement contains financial covenants that impose limits on dividend payments, require minimum equity, a maximum senior leverage ratio and minimum fixed charge coverage ratio. The new credit facility has a five-year term expiring in June 2011. At March 31, 2007, the Company had $850 in open letters of credit issued under the new revolving credit line and no cash borrowings under the facility.

     In March 2006, the Company entered into a $43,000 mortgage loan agreement with one of its primary lenders, in part, to refinance $9,859 of existing mortgages. The $32,764 of net proceeds the Company received from the mortgage loan was used for working capital and general corporate purposes. The mortgage loan, which is secured by three of the Company's buildings, bears interest at a rate of 5.91% and matures on April 1, 2021.

     In May 2003, the Company issued $200,000 principal amount of 2.5% Contingent Convertible Subordinated Notes due 2033 (the "Notes") that are convertible, under certain circumstances, into shares of Class A Common Stock at an initial conversion price of $23.01 per
     share.   The Notes, which are due May 16, 2033, bear interest that
     is payable on May 16 and November 16 of each year at a rate of 2.50% per annum. The Company also is obligated to pay contingent interest at a rate equal to 0.5% per annum during any six-month period from May 16 to November 15 and from November 16 to May 15, with the initial six-month period commencing May 16, 2006, if the average trading price of the Notes per $1,000 principal amount for the five trading day period ending on the third trading day immediately preceding the first day of the applicable six-month period equals $1,200 or more.

     The Company may redeem some or all of the Notes at any time on or after May 21, 2006, at a redemption price, payable in cash, of 100% of the principal amount of the Notes, plus accrued and unpaid interest, including contingent interest, if any. Holders may require the Company to repurchase all or a portion of their Notes on May 16, 2008, 2013, 2018, 2023 and 2028 or upon a change in control, as defined in the indenture governing the Notes, at a purchase price, payable in cash, of 100% of the principal amount of the Notes, plus accrued and unpaid interest, including contingent interest, if any. The Company classified the Notes as a current liability as of June 30, 2007, due to the right the holders have to require the Company to repurchase the Notes on May 16, 2008. The Notes are subordinate to all of our existing and future senior obligations.

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

     The Company has reserved 8,691,880 shares of Class A Common Stock for issuance in the event the Notes are converted.

     The contingent interest feature of the Notes meets the criteria of and qualifies as an embedded derivative. Although this feature represents an embedded derivative financial instrument, based on its de minimis value at the time of issuance and at March 31, 2007, no value has been assigned to this embedded derivative.

     The Notes, which are unsecured, do not contain any restrictions on the payment of dividends, the incurrence of additional indebtedness or the repurchase of the Company's securities, and do not contain any financial covenants.

     The aggregate maturities of long-term debt as of March 31, 2007 are as follows:

            Due in one year..........................    $  1,897
            Due in two years.........................     202,020
            Due in three years.......................       2,144
            Due in four years........................       2,276
            Due in five years........................       2,411
            Thereafter...............................      30,600
                                                         --------
                                                         $241,348
                                                         ========

     The Company paid interest of $7,316 for the year ended March 31, 2007. During the years ended March 31, 2006 and 2005, the Company paid interest, net of capitalized interest, of $4,692 and $4,156, respectively.

12.  TAXABLE INDUSTRIAL REVENUE BONDS
     --------------------------------

     In December 2005, the Company entered into a financing arrangement with St. Louis County, Missouri related to expansion of its operations in St. Louis County. Up to $135,500 of industrial revenue bonds may be issued to the Company by St. Louis County relative to capital improvements made through December 31, 2009. This agreement provides that 50% of the real and personal property taxes on up to $135,500 of capital improvements will be abated for a period of ten years subsequent to the property being placed in service. Industrial revenue bonds totaling $109,397 were outstanding at March 31, 2007. The industrial revenue bonds are issued by St. Louis County to the Company upon its payment of qualifying costs of capital improvements, which are then leased by the Company for a period ending December 1, 2019, unless earlier terminated. The Company has the option at any time to discontinue the arrangement and regain full title to the abated property. The industrial revenue bonds bear interest at 4.25% per annum and are payable as to principal and interest concurrently with payments due under the terms of the lease. The Company has classified the leased assets as property and equipment and has established a capital lease obligation equal to the outstanding principal balance of the industrial revenue bonds. Lease payments may be made by tendering an equivalent portion of the industrial revenue bonds.
     As the capital lease payments to St. Louis County may be satisfied by tendering industrial revenue bonds (which is the Company's intention), the capital lease obligation, industrial revenue bonds and related interest expense and interest income, respectively, have been offset for presentation purposes in the Consolidated Financial Statements.

13.  COMMITMENTS AND CONTINGENCIES
     -----------------------------

     LEASES

     The Company leases manufacturing, office and warehouse facilities, equipment and automobiles under operating leases expiring through fiscal 2013. Total rent expense for the years ended March 31, 2007, 2006 and 2005 was $4,132, $3,819 and $5,734, respectively.

     Future minimum lease commitments under non-cancelable operating leases are as follows:

                    2008...................  $3,668
                    2009...................     938
                    2010...................     724
                    2011...................     697
                    2012...................     584
                    Thereafter.............   1,111

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

     The Company has licensed the exclusive rights to co-develop and market various generic equivalent products with other drug delivery companies. These collaboration agreements require the Company to make up-front and ongoing payments as development milestones are attained. If all milestones remaining under these agreements were reached, payments by the Company could total up to $35,800.

     LITIGATION

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

     After the Company filed ANDAs with the FDA seeking permission to market a generic version of the 25 mg, 50 mg, 100 mg, and 200 mg strengths of Toprol-XL(R) in extended-release capsule form, AstraZeneca filed lawsuits against KV for patent infringement under the provisions of the Hatch-Waxman Act. In the Company's Paragraph IV certification, KV contended that its proposed generic versions do not infringe AstraZeneca's patents. Pursuant to the Hatch-Waxman Act, the filing date of the suit against the Company instituted an automatic stay of FDA approval of the Company's ANDA until the earlier of a judgment, or 30 months from the date of the suit. The Company filed motions for summary judgment with the U.S. District Court in Missouri alleging, among other things, that AstraZeneca's patent is invalid and unenforceable. These motions were granted and AstraZeneca appealed. On July 23, 2007, the Court of Appeals for the Federal Circuit affirmed the decision of the District Court below with respect to the invalidity of AstraZeneca's patent but reversed and remanded with respect to inequitable conduct by AstraZeneca. AstraZeneca filed for rehearing by the Federal Circuit, which was denied and the time has now run with respect to any petition for certiorari to the U.S. Supreme Court. As a result, the Company no longer faces the prospect of any liability to AstraZeneca in connection with this lawsuit. KV is, however, proceeding with its counterclaim against AstraZeneca for inequitable conduct in obtaining the patents that have been ruled invalid, in order to recover the Company's defense costs, including legal fees; however, it cannot give any assurance it will prevail.

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

     The Company and ETHEX were named as co-defendants in a suit in the U.S. District Court for the Southern District of Florida filed by the personal representative of the estate of Joyce Hoyle and her children in connection with Ms. Hoyle's death in 2003, allegedly from oxycodone toxicity styled Thomas Hoyle v. Purdue Pharma et. al. The suit alleged that between June 2001 and May 2003, Ms. Hoyle was prescribed and took three different opiate pain medications manufactured and sold by the defendants, including one product, oxycodone, that was manufactured by the Company and marketed by ETHEX, and that such medications were promoted without sufficient warnings about the side effect of addiction. The causes of action were strict liability for an inherently dangerous product, negligence, breach of express and implied warranty and breach of implied warranty of fitness for a particular purpose. The discovery process had not yet begun, and the court had set the trial to commence in July 2007. The plaintiff and the Company agreed, however, to a tolling agreement, under which the plaintiff dismissed the case without prejudice in return for the Company's agreement to toll the statute of limitations in the event the plaintiff refiled its case in the future. The case was dismissed without prejudice. On January 18, 2008, the Company and ETHEX were served with a new complaint, substantially similar to the earlier law suit. KV and ETHEX have filed an answer to the new complaint. The Company intends to vigorously defend its interests; however, it cannot give any assurance that it will prevail.

     On September 15, 2006, a shareholder derivative suit, captioned Fuhrman v. Hermelin et. al., was filed in state court in St. Louis, Missouri against the Company, as nominal defendant, and seven present or former officers and directors, alleging that defendants had breached their fiduciary duties and engaged in unjust enrichment in connection with the granting, dating, expensing and accounting treatment of past grants of stock options between 1995 and 2002 to six current or former directors or officers. Relief sought included damages, disgorgement of backdated stock options and their proceeds, attorneys' fees, and equitable relief. On February 26, 2007, the Fuhrman lawsuit was dismissed without prejudice by the plaintiff in state court, and a lawsuit, captioned Krasick v. Hermelin et. al., was filed in the U.S. District Court for the Eastern District of Missouri by the same law firms as in the Fuhrman lawsuit, with a different plaintiff. The Krasick lawsuit was also a shareholder derivative suit filed against the Company, as nominal defendant, and 19 present or former officers and directors. The complaint asserted within its fiduciary duties claims allegations that the officers and/or directors of KV improperly (including through collusion and aiding and abetting) backdated stock option grants in violation of shareholder-approved plans, improperly recorded and accounted for the allegedly backdated options in violation of GAAP, improperly took tax deductions under the Internal Revenue Code, disseminated and filed false financials and false SEC filings in violation of federal securities laws and rules thereunder, and engaged in insider trading and misappropriation of information. Relief sought included damages, a demand for accounting and recovery of the benefits allegedly improperly received, rescission of the allegedly backdated stock options and disgorgement of their proceeds, and reasonable attorneys' fees, in addition to equitable relief, including an injunction to require the Company to change certain of its corporate governance and internal control procedures. On May 11, 2007, the Company learned of the filing of another lawsuit, captioned Gradwell v. Hermelin et. al., also in the U.S. District Court for the Eastern District of Missouri. The complaint was brought by the same law firms that brought the Krasick litigation and was substantively the same as in the Krasick litigation, other than being brought on behalf of a different plaintiff and eliminating one individual defendant from the suit. On July 18, 2007, the Krasick and Gradwell suits were refiled as a consolidated action in U.S. District Court for the Eastern District of Missouri, styled In re K-V Pharmaceutical Company Derivative Litigation, which was substantively the same as the Krasick and Gradwell suits. The Company has moved to terminate the litigation based on a determination by members of a Special Committee of the Board of Directors, as described more fully in Note 3, that continuation of the litigation was not in the best interest of KV and its shareholders. All individual officer and director defendants have joined in that motion. Plantiffs filed a motion for rule to show cause why the defendants' motion to terminate the lawsuit should not be stricken and dismissed. The Company has filed an opposition and the matter is pending before the court. On February 15, 2008, the court stayed proceedings in the case until April 9, 2008, to permit mediation pursuant to the parties' stipulation. Mediation is scheduled to occur April 2, 2008. No formal discovery has yet commenced, and no trial date has been set.


     In the course of the Special Committee's investigation, by letter dated December 18, 2006, the Company was notified by the SEC staff that it had commenced an investigation with respect to the Company's stock option plans, grants, exercises, and accounting treatment. The Company has cooperated with the SEC staff in its investigation and, among other things, has provided them with copies of the Special Committee's report and all documents collected by the Special Committee in the course of its review. Recently, the SEC staff, pursuant to a formal order of investigation, has issued subpoenas for testimony by certain employees and for documents, most of which have already been produced to the SEC staff. The Company expects that the production of any additional documents called for by the subpoena and the testimony of the employees will be completed by April 2008.

     Resolution of any of the matters discussed above could have a material adverse effect on the Company's results of operations or financial condition.

     From time to time, the Company is involved in various other legal proceedings in the ordinary course of its business. While it is not feasible to predict the ultimate outcome of such other proceedings, the Company believes the ultimate outcome of such other proceedings will not have a material adverse effect on its results of operations or financial condition.

     There are uncertainties and risks associated with all litigation and there can be no assurance the Company will prevail in any particular litigation.

14.  EMPLOYMENT AGREEMENTS
     ---------------------

     The Company has employment agreements with certain officers and key employees which extend for one to five years. These agreements provide for base levels of compensation and, in certain instances, also provide for incentive bonuses and separation benefits. Also, the agreement with the Chief Executive Officer ("CEO") contains provisions for partial salary continuation under certain conditions, contingent upon noncompete restrictions and providing consulting services to the Company as specified in the agreement. In addition, the CEO is entitled to receive retirement compensation paid in the form of a single annuity equal to 30% of the CEO's final average compensation payable each year beginning at retirement and continuing for the longer of ten years or the life of the CEO. In accordance with this agreement, the Company recognized retirement expense of $877, $965 and $1,355 for the years ended March 31, 2007, 2006 and 2005, respectively.

15.  GAIN FROM LEGAL SETTLEMENT
     --------------------------

     In January 2007, the Company received a $3,600 payment from an insurance company in accordance with a settlement agreement entered into with the insurance company for insurance coverage associated with the Healthpoint litigation. The payment was reflected by the Company in the "Litigation" line item of operating income and was recorded net of approximately $1,192 of attorney-related fees.

16.  INCOME TAXES
     ------------

     The income tax provisions for the years ended March 31, 2007, 2006 and 2005, are based on estimated federal and state taxable income using the applicable statutory rates. The current and deferred federal and state income tax provisions, excluding income taxes related to the cumulative effect of a change in accounting, for the years ended March 31, 2007, 2006 and 2005 are as follows:



                                              2007                    2006               2005
                                              ----                    ----               ----
                    PROVISION                                    (as restated)      (as restated)
                      Current:
                        Federal...........  $23,434                 $17,035            $ 4,607
                        State.............    1,918                   1,552                368
                                            -------                 -------            -------
                                             25,352                  18,587              4,975
                                            -------                 -------            -------
                      Deferred:
                        Federal...........    7,042                   5,521             12,036
                        State.............      564                     325              1,072
                                            -------                 -------            -------
                                              7,606                   5,846             13,108
                                            -------                 -------            -------
                                            $32,958                 $24,433            $18,083
                                            =======                 =======            =======

     The reasons for the differences between the provision for income taxes and the expected federal income taxes at the U.S. statutory rate are as follows:


                                                  2007                2006               2005
                                                  ----                ----               ----
                                                                 (as restated)      (as restated)

         Expected income tax expense.........   $31,175             $12,547            $17,255
         Purchased in-process research.......
           and development...................        --              10,654                 --
         State income taxes, net of
           federal income tax benefit........     1,613               1,218                922
         Business credits....................      (945)               (831)            (1,080)
         Other...............................     1,115                 845                986
                                                -------             -------            -------
         Provision for income tax expense....   $32,958             $24,433            $18,083
                                                =======             =======            =======

     Other includes additional tax liabilities associated with tax positions claimed on filed tax returns (unrecognized tax benefits).

     As of March 31, 2007 and 2006, the tax effect of temporary differences between the tax basis of assets and liabilities and their financial reporting amounts are as follows:


                                                           2007                                2006
                                                ---------------------------            ---------------------
                                                CURRENT         NON-CURRENT            CURRENT   NON-CURRENT
                                                -------         -----------            -------   -----------
                                                                                         (as restated)
Fixed asset basis differences................   $    --           $(14,121)            $    --     $ (8,701)
Reserves for inventory and
   receivables...............................    10,307                 --               7,422           --
Vacation pay reserve.........................       336                 --                 378           --
Deferred compensation........................        --              2,320                  --        1,973
Amortization.................................        --             (3,440)                 --       (2,884)
Convertible notes interest...................        --            (22,766)                 --      (15,699)
Stock-based compensation.....................     1,525                 --               1,320           --
Payroll taxes................................     2,196                 --                 909           --
Other........................................        --                 --                  43           90
                                                -------           --------             -------     --------
   Net deferred tax asset (liability)........   $14,364           $(38,007)            $10,072     $(25,221)
                                                =======           ========             =======     ========


     In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the timing of deferred tax liability reversals and projected future taxable income. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the temporary differences are deductible, management believes it more likely than not the Company will realize the benefits of these deductible differences.

     An income tax benefit has resulted from the determination that certain NSOs for which stock-based compensation expense was recorded will create an income tax deduction. This tax benefit has resulted in an increase to the Company's deferred tax assets for stock options prior to the occurrence of a taxable event or the forfeiture of the related options. Upon the occurrence of a taxable event or forfeiture of the underlying options, the corresponding deferred tax asset is reversed and the excess or deficiency in the deferred tax asset is recorded to paid-in capital in the period in which the taxable event or forfeiture occurs.

     The Company paid income taxes of $22,164, $15,482, and $8,769 during the years ended March 31, 2007, 2006 and 2005, respectively.


     The Company currently is being audited by the IRS for its March 31, 2006 tax year. The IRS is also currently auditing the employment tax returns of the Company for calendar years 2004, 2005, and 2006. Various information requests with respect to the periods under audit have been received and responded to. We expect the IRS to issue additional information requests.

     Management regularly reevaluates the Company's tax positions taken on filed tax returns using information about recent court decisions and legislative activities. Many factors are considered in making these evaluations, including past history, recent interpretations of tax law, and the specific facts and circumstances of each matter. Because tax law and regulations are subject to interpretation and tax litigation is inherently uncertain, these evaluations can involve a series of complex judgments about future events and can rely heavily on estimates and assumptions. The recorded tax liabilities are based on estimates and assumptions that have been deemed reasonable by management. However, if our estimates are not representative of actual outcomes, recorded tax liabilities could be materially impacted.

     As previously discussed, the Company determined that certain options previously classified as ISO grants were determined to have been granted with an exercise price below the fair market value of the Company's stock on the revised measurement dates. Under Internal Revenue Code Section 422, ISOs may not be granted with an exercise price less than the fair market value on the date of grant, and therefore these grants would not likely qualify for ISO tax treatment. The disqualification of ISO classification exposes the Company and the affected employees to payroll related withholding taxes once the underlying shares are released from the post exercise two-year forfeiture period and the substantial risk of forfeiture has lapsed, which creates a taxable event. The Company and the affected employees may also be subject to interest and penalties for failing to properly withhold taxes and report the taxable event on their respective tax returns. The Company is currently reviewing the potential disqualification of ISO grants and the related withholding tax implications with the IRS in an effort to reach agreement on the resulting tax liability. The Company recorded liabilities related to this matter of $6,750 as of March 31, 2007.

17.  STOCK-BASED COMPENSATION
     ------------------------

     In August 2002, the Company's shareholders approved KV's 2001 Incentive Stock Option Plan (the "2001 Plan"), which allows for the issuance of up to 4,500 shares of common stock. Under the Company's stock option plan, options to acquire shares of common stock have been made available for grant to certain employees.
     Each option granted has an exercise price of not less than 100% of the market value of the common stock on the date of grant. The contractual life of each option is generally ten years and the options vest at the rate of 10% per year from the date of grant.

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

     The Company's stock option agreements include a post-exercise service condition which provides that exercised options are to be held by the Company for a two-year period during which time the shares can not be sold by the employee. If the employee terminates employment voluntarily or involuntarily (other than by retirement, death or disability) during the two-year period the stock option agreements provide the Company with the option of repurchasing the shares at the lower of the exercise price or the fair market value of the stock on the date of termination. This repurchase option is considered a forfeiture provision and the two-year period is included in determining the requisite service period over which stock-based compensation expense is recognized. The requisite service period initially is equal to the expected term (as discussed above) and is revised when an option exercise occurs.

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

     In accordance with the provisions of SFAS 123R, share-based compensation expense recognized during a period is based on the value of the portion of share-based awards that are expected to vest with employees. Accordingly, the recognition of share-based compensation expense beginning April 1, 2006 has been reduced for estimated future forfeitures. SFAS 123R requires forfeitures to be estimated at the time of grant with adjustments recorded in subsequent period compensation expense if actual forfeitures differ from those estimates. Prior to adoption, the Company accounted for forfeitures as they occurred for the disclosure of pro forma information presented in the Notes to Consolidated Financial Statements for prior periods. Upon adoption of SFAS 123R on April 1, 2006, the Company recognized the cumulative effect of a change in accounting principle to reflect the effect of estimated forfeitures related to outstanding awards that are not expected to vest as of the adoption date. The cumulative adjustment increased net income by $1,976, net of tax, and increased diluted earnings per share for Class A and Class B shares by $0.03 and $0.03, respectively.

     The Company recognized, in accordance with SFAS 123R, stock-based compensation expense of $3,984 and a related tax benefit of $1,134 for the year ended March 31, 2007. As a result of the restatement discussed in Note 3, stock-based compensation expense of $927 and $1,080 and related tax benefits of $286 and $323 were recognized in the years ended March 31, 2006 and 2005, respectively. There was no stock-based employee compensation cost capitalized as of March 31, 2007. Cash received as deposits for option exercises was $4,264, $1,187, and $4,118 and the actual tax benefit realized for the tax deductions from option exercises (at expiration of two-year forfeiture period) was $934, $1,709, and $403 for 2007, 2006 and 2005, respectively.

     The following weighted average assumptions were used for stock options granted during the years ended March 31, 2007, 2006 and 2005:



                                                             YEARS ENDED MARCH 31,
                                              ---------------------------------------------------
                                                 2007                2006               2005
                                                 ----                ----               ----
                                                                 (as restated)      (as restated)
         Dividend yield....................        None                None               None
         Expected volatility...............         45%                 48%                50%
         Risk-free interest rate...........       4.93%               4.91%              4.88%
         Expected term.....................   8.9 years           8.8 years          8.7 years
         Weighted average fair value per
           share at grant date.............   $   12.98            $  12.74           $  14.27

     A summary of the changes in the Company's stock option plan for the years ended March 31, 2007, 2006 and 2005 consisted of the following:

                                                                                        WEIGHTED
                                                                   WEIGHTED             AVERAGE
                                                                    AVERAGE            REMAINING   AGGREGATE
                                                                   EXERCISE           CONTRACTUAL  INTRINSIC
                                                 SHARES              PRICE               TERM        VALUE
                                                 ------              -----               ----        ------
Balance, March 31, 2004 (as restated)........     3,355              $10.44
Options granted..............................       737               21.61
Options exercised............................       (88)               4.24                          $ 1,443
Options canceled.............................      (150)              14.24
                                                 ------
Balance, March 31, 2005 (as restated)........     3,853               12.53
Options granted..............................       955               18.99
Options exercised............................      (481)               5.80                            8,519
Options canceled.............................      (401)              14.59
                                                 ------
Balance, March 31, 2006 (as restated)........     3,926               14.71
Options granted..............................       555               21.64
Options exercised............................      (360)               8.80                            5,631
Options canceled.............................      (455)              16.62
                                                 ------
Balance, March 31, 2007......................     3,666              $16.11                5.2       $30,909
                                                 ======
Expected to vest at
     March 31, 2007.........................      2,841              $16.11                5.2       $23,954

Options exercisable at March 31, 2007
 (excluding shares in the two-year
     forfeiture period)......................     1,310              $15.61                4.0       $12,022

     As of March 31, 2007, the Company had $35,258 of total unrecognized compensation expense, related to stock option grants, which will be recognized over the remaining weighted average period of 4.8 years.


18.  EMPLOYEE BENEFITS
     -----------------

     PROFIT SHARING PLAN

     The Company has a qualified trustee profit sharing plan (the "Plan") covering substantially all non-union employees. The Company's annual contribution to the Plan, as determined by the Board of Directors, is discretionary and was $500, $400 and $300 for the years ended March 31, 2007, 2006 and 2005, respectively. The Plan includes features as described under Section 401(k) of the Internal Revenue Code.

     The Company's contributions to the 401(k) investment funds are 50% of the first 7% of the salary contributed by each participant. Contributions of $2,227, $1,877 and $1,547 were made to the 401(k) investment funds for the years ended March 31, 2007, 2006 and 2005, respectively.

     PENSION PLANS

     Contributions are made to a multi-employer defined benefit plan administered by Teamsters Negotiated Pension Plan for certain union employees. In the event of a withdrawal from the multi-employer pension plan, the Company would incur an obligation to the plan for the portion of the unfunded benefit obligation applicable to its employees covered by the plan. (See Note 24, Subsequent Events, for further discussion of the Company's obligation under the plan). Amounts charged to pension expense and contributed to these plans were $197, $180 and $200 for the years ended March 31, 2007, 2006 and 2005, respectively.

     HEALTH AND MEDICAL INSURANCE PLAN

     The Company contributes to health and medical insurance programs for its non-union and union employees. For non-union employees, the Company self-insures the first $150,000 of each employee's covered medical claims. In fiscal 2005, the Company established a Voluntary Employees' Beneficiary Association ("VEBA") for its non-union employees to fund payments made by the Company for covered medical claims. As a result of funding this plan, the Company's liability for claims incurred but not reported was reduced by $935 and $850 at March 31, 2007 and 2006, respectively. For union employees, the Company participates in a fully funded insurance plan sponsored by the union. Total health and medical insurance expense for the two plans was $12,029, $9,662 and $9,431 for the years ended March 31, 2007, 2006 and 2005, respectively.

19.  RELATED PARTY TRANSACTIONS
     --------------------------

     The Company currently leases certain real property from an affiliated partnership of the Chairman and CEO of the Company. Lease payments made for this property for the years ended March 31, 2007, 2006 and 2005 totaled $296, $284, and $277, respectively.

20.  EQUITY TRANSACTIONS
     -------------------

     As of March 31, 2007 and 2006, the Company had 40,000 shares of 7% Cumulative Convertible Preferred Stock (par value $.01 per share) outstanding at a stated value of $25 per share. The preferred stock is non-voting with dividends payable quarterly. The preferred stock is redeemable by the Company at its stated value. Each share of preferred stock is convertible into Class A Common Stock at a conversion price of $2.96 per share. The preferred stock has a liquidation preference of $25 per share plus all accrued but unpaid dividends prior to any liquidation distributions to holders of Class A or Class B Common Stock. No dividends may be paid on Class A or Class B Common Stock unless all dividends on the Cumulative Convertible Preferred Stock have been declared and paid. There were no undeclared and accrued cumulative preferred dividends at March 31, 2007 and 2006. Also, under the terms of its credit agreement, the Company may not pay cash dividends in excess of 25% of the prior fiscal year's consolidated net income.

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

     Under the terms of the Company's current loan agreement (see Note
     11), the Company has limitations on paying dividends, except in stock, on its Class A and Class B Common Stock. Payment of dividends may also be restricted under Delaware corporation law.

21.  EARNINGS PER SHARE
     ------------------

     The following table sets forth the computation of basic and diluted earnings per share:

                                                              2007                      2006                   2005
                                                     ---------------------      -------------------     -------------------
                                                     CLASS A       CLASS B      CLASS A     CLASS B     CLASS A     CLASS B
                                                     -------       -------      -------    --------     -------     -------
                                                                                   (AS RESTATED)           (AS RESTATED)
Basic earnings per share:
 Numerator:
  Allocation of undistributed earnings
   before cumulative effect of change
   in accounting principle                          $ 43,768      $ 12,276     $  8,725     $ 2,621    $ 22,795    $ 8,352
  Allocation of cumulative effect of
    change in accounting principle                     1,543           433            -           -           -          -
                                                    --------      --------     --------     -------    --------    -------
  Allocation of undistributed earnings              $ 45,311      $ 12,709     $  8,725     $ 2,621    $ 22,795    $ 8,352
                                                    ========      ========     ========     =======    ========    =======
Denominator:
  Weighted average shares outstanding                 37,180        12,455       36,277      13,065      34,228     15,005
  Less - weighted average unvested
   common shares subject to repurchase                  (367)          (65)        (435)       (147)       (494)      (172)
                                                    --------      --------     --------     -------    --------    -------
  Number of shares used in per
   share computations                                 36,813        12,390       35,842      12,918      33,734     14,833
                                                    ========      ========     ========     =======    ========    =======
Basic earnings per share before cumulative
  effect of change in accounting principle          $   1.19      $   0.99     $   0.24     $  0.20    $   0.68    $  0.56
Per share effect of cumulative effect of
  change in accounting principle                        0.04          0.04            -           -           -          -
                                                    --------      --------     --------     -------    --------    -------
Basic earnings per share                            $   1.23      $   1.03     $   0.24     $  0.20    $   0.68    $  0.56
                                                    ========      ========     ========     =======    ========    =======
Diluted earnings per share:
  Numerator:
   Allocation of undistributed earnings
    for basic computation before
    cumulative effect of change in
    accounting principle                            $ 43,768      $ 12,276     $  8,725     $ 2,621    $ 22,795    $ 8,352
   Reallocation of undistributed earnings
    as a result of conversion of Class B
    to Class A shares                                 12,276             -        2,621           -       8,352          -
   Reallocation of undistributed earnings to
    Class B shares                                         -        (1,297)           -         (12)          -       (492)
   Add - preferred stock dividends                        70             -           70           -          70          -
   Add - interest expense convertible notes            3,883             -            -           -       3,903          -
                                                    --------      --------     --------     -------    --------    -------
   Allocation of undistributed earnings
    for diluted computation before cumulative
    effect of change in accounting principle          59,997        10,979       11,416       2,609      35,120      7,860
   Allocation of cumulative effect of
    change in accounting principle                     1,976           362            -           -           -          -
                                                    --------      --------     --------     -------    --------    -------
   Allocation of undistributed earnings             $ 61,973      $ 11,341     $ 11,416     $ 2,609    $ 35,120    $ 7,860
                                                    ========      ========     ========     =======    ========    =======

  (CONTINUED)

                                    123




                                                              2007                      2006                   2005
                                                     ---------------------      -------------------     -------------------
                                                     CLASS A       CLASS B      CLASS A     CLASS B     CLASS A     CLASS B
                                                     -------       -------      -------     -------     -------     -------
                                                                                   (AS RESTATED)           (AS RESTATED)
Diluted earnings per share (continued):
 Denominator:
  Number of shares used in basic computation          36,813        12,390       35,842      12,918      33,734     14,833
  Weighted average effect of dilutive securities:
   Conversion of Class B to Class A shares            12,390             -       12,918           -      14,833          -
   Employee stock options                                720            99          899         195       1,036        239
   Convertible preferred stock                           338             -          338           -         338          -
   Convertible notes                                   8,692             -            -           -       8,692          -
                                                    --------      --------     --------     -------    --------    -------
  Number of shares used in per share
   computations                                       58,953        12,489       49,997      13,113      58,633     15,072
                                                    ========      ========     ========     =======    ========    =======
Diluted earnings per share before cumulative
  effect of change in accounting principle            $ 1.02        $ 0.88       $ 0.23      $ 0.20      $ 0.60     $ 0.52
Per share effect of cumulative effect of
  change in accounting principle                        0.03          0.03            -           -           -          -
                                                    --------      --------     --------     -------    --------    -------
Diluted earnings per share (1) (2)                    $ 1.05        $ 0.91       $ 0.23      $ 0.20      $ 0.60     $ 0.52
                                                    ========      ========     ========     =======    ========    =======
---------

     (1) Excluded from the computation of diluted earnings per share were outstanding stock options whose exercise prices were greater than the average market price of the common shares for the period reported. For the years ended March 31, 2007, 2006 and 2005, excluded from the computation were options to purchase 216, 291 and 616 of Class A and Class B common shares, respectively.

     (2) For the year ended March 31, 2006, the $200,000 principal amount of Convertible Subordinated Notes convertible into 8,692 shares of Class A Common Stock were excluded from the computation of diluted earnings per share because their effect would have been anti-dilutive.


22.      QUARTERLY FINANCIAL RESULTS (UNAUDITED)
         ---------------------------------------

         The following table sets forth selected unaudited consolidated quarterly financial information for the years ended March 31, 2007 and 2006. The Company amended its Quarterly Report on Form 10-Q for the quarter ended June 30, 2006, and filed Quarterly Reports on Form 10-Q for the quarters ended September 30, 2006 and December 31, 2006, that include the restatement of the consolidated statements of operations for the quarters ended June 30, 2006, December 31, 2005, September 30, 2005 and June 30, 2005. Information for the quarter ended March 31, 2006 has been restated from previously reported information filed in the Company's 2006 Form 10-K, as a result of the restatement of its consolidated financial statements discussed in
         Note 3 "Restatement of Consolidated Financial Statements."

                                                              1ST             2ND            3RD             4TH
                                                            QUARTER         QUARTER        QUARTER         QUARTER         YEAR
                                                        -------------------------------------------------------------------------
 YEAR ENDED MARCH 31, 2007
 -------------------------
 Net revenues..........................................    $ 96,200      $ 108,983       $ 117,949      $ 120,495      $ 443,627
 Gross profit..........................................      62,738         70,104          79,510         84,012        296,364
 Income before income taxes and cumulative
      effect of change in accounting principle.........      13,335         19,655          28,048         28,034         89,072
 Income before cumulative effect of change
      in accounting principle..........................       8,122         12,085          18,462         17,445         56,114
 Cumulative effect of change in accounting
      principle........................................       1,976              -               -              -          1,976
 Net income............................................      10,098         12,085          18,462         17,445         58,090

Earnings per share before effect of change
  in accounting principle:
        Basic - Class A common.........................       $0.17          $0.26           $0.39          $0.37          $1.19
        Basic - Class B common.........................        0.14           0.21            0.33           0.31           0.99
        Diluted - Class A common.......................        0.15           0.22            0.33           0.31           1.02
        Diluted - Class B common.......................        0.13           0.19            0.29           0.27           0.88
Per share effect of cumulative effect of
  change in accounting principle:
        Basic - Class A common.........................        0.04              -               -              -           0.04
        Basic - Class B common.........................        0.04              -               -              -           0.04
        Diluted - Class A common.......................        0.04              -               -              -           0.03
        Diluted - Class B common.......................        0.03              -               -              -           0.03
Earnings per share:
        Basic - Class A common.........................        0.21           0.26            0.39           0.37           1.23
        Basic - Class B common.........................        0.18           0.21            0.33           0.31           1.03
        Diluted - Class A common.......................        0.19           0.22            0.33           0.31           1.05
        Diluted - Class B common.......................        0.16           0.19            0.29           0.27           0.91

                                                          1ST             2ND           3RD           4TH           FULL
                                                        QUARTER         QUARTER       QUARTER       QUARTER         YEAR
                                                  ----------------------------------------------------------------------------
 YEAR ENDED MARCH 31, 2006                                                                       (AS RESTATED)  (AS RESTATED)
---------------------------
Net revenues                                           $ 85,043        $ 92,322      $101,752      $ 88,523       $367,640
Gross profit                                             59,008          59,682        66,763        58,252        243,705
Income (loss) before income taxes                       (18,322)         13,814        22,190        18,167         35,849
Net income (loss)                                       (22,888)          8,590        14,706        11,008         11,416

Earnings (loss) per share:
   Basic - Class A common                                 (0.47)           0.18          0.31          0.23           0.24
   Basic - Class B common                                 (0.47)           0.15          0.26          0.20           0.20
   Diluted - Class A common                               (0.47)           0.16          0.27          0.20           0.23
   Diluted - Class B common                               (0.47)           0.14          0.23          0.18           0.20

         The following table presents the effect of the financial statement restatement adjustments on the Company's previously reported consolidated statement of income for the three months ended March 31, 2006.

                                                          THREE MONTHS ENDED MARCH 31, 2006
                                         -------------------------------------------------------------------
                                                AS
                                            PREVIOUSLY                                              AS
                                             REPORTED         ADJUSTMENTS                        RESTATED
                                             --------         -----------                        --------
Net revenues                              $       87,430    $         1,093  (d)                $    88,523
Cost of sales                                     29,907                364  (d)                     30,271
                                         ----------------  -----------------                   -------------
Gross profit                                      57,523                729                          58,252
                                         ----------------  -----------------                   -------------
Operating expenses:
    Research and development                       8,017                  -                           8,017
    Selling and administrative                    30,648                897  (a)(b)(e)               31,545
    Amortization of intangibles                    1,195                  -                           1,195
                                         ----------------  -----------------                   -------------
Total operating expenses                          39,860                897                          40,757
                                         ----------------  -----------------                   -------------
Operating income                                  17,663               (168)                         17,495
                                         ----------------  -----------------                   -------------
Other expense (income):
    Interest expense                               1,663                  -                           1,663
    Interest and other income                     (2,335)                 -                          (2,335)
                                         ----------------  -----------------                   -------------
Total other expense (income)                        (672)                 -                            (672)
                                         ----------------  -----------------                   -------------
Income before income taxes                        18,335               (168)                         18,167
    Provision for income taxes                     6,533                626  (a)(b)(c)(d)(e)          7,159
                                         ----------------  -----------------                   -------------
    Net income                            $       11,802    $          (794)                    $    11,008
                                         ================  =================                   =============

Earnings per share:
    Basic - Class A common                $         0.25    $         (0.02)                    $      0.23
    Basic - Class B common                          0.21              (0.01)                           0.20
    Diluted - Class A common                        0.21              (0.01)                           0.20
    Diluted - Class B common (f)                                                                       0.18

Shares used in per share calculation:
    Basic - Class A common                        36,647               (339) (g)                     36,308
    Basic - Class B common                        12,774               (105) (g)                     12,669
    Diluted - Class A common                      59,693               (778) (g)                     58,915
    Diluted - Class B common (f)                                                                     12,865

(a) Adjustment for stock-based compensation expense pursuant to APB 25 ($240) and the related income tax impact ($75).
(b) Adjustment for payroll taxes, interest and penalties associated with stock-based compensation expense pursuant to APB 25 ($836) and the related income tax impact ($231).
(c) Adjustment for additional liabilities associated with tax positions claimed on filed tax returns, partially offset by certain expected tax refunds ($571).
(d) Adjustment for revenue recognition errors related to shipments made to certain customers.
(e) Adjustment for reduction in estimated liability associated with employee medical claims incurred but not reported ($179) and the related income tax impact ($66).
(f) In fiscal 2007, the Company began reporting diluted earnings per share for Class B Common Stock under the two-class method which does not assume the conversion of Class B Common Stock into Class A Common Stock. Previously, the Company did not present diluted earnings per share for Class B Common Stock.
(g) Adjustment to reflect impact of unrecognized stock-based compensation and excess tax benefits in applying the treasury stock method and unvested stock options in the two-year forfeiture period.

23.      SEGMENT REPORTING
         -----------------

         The reportable operating segments of the Company are branded products, specialty generic/non-branded and specialty materials. The branded products segment includes patent-protected products and certain trademarked off-patent products that the Company sells and markets as brand pharmaceutical products. The specialty generics segment includes off-patent pharmaceutical products that are therapeutically equivalent to proprietary products. The Company sells its branded and generic/non-branded products primarily to pharmaceutical wholesalers, drug distributors and chain drug stores. The specialty materials segment is distinguished as a single segment because of differences in products, marketing and regulatory approval when compared to the other segments.

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

         The following represents information for the Company's reportable operating segments for fiscal 2007, 2006 and 2005.

                            FISCAL YEAR
                               ENDED          BRANDED     SPECIALTY     SPECIALTY      ALL
                             MARCH 31,       PRODUCTS      GENERICS     MATERIALS     OTHER     ELIMINATIONS    CONSOLIDATED
                             ---------       --------      --------     ---------     -----     ------------    ------------
------------------------------------------------------------------------------------------------------------------------------
NET REVENUES
                      2007                    $188,681     $235,594       $17,436     $1,916   $        -        $443,627
                      2006 (AS RESTATED)(1)    145,503      203,787        16,988      1,362            -         367,640
                      2005 (AS RESTATED)(1)     90,628      194,022        18,345      1,661            -         304,656
------------------------------------------------------------------------------------------------------------------------------
SEGMENT PROFIT (LOSS)
                      2007                      87,346      125,596         2,799   (126,669)           -          89,072
                      2006 (AS RESTATED)(1)     58,704      100,731         1,082   (124,668)           -          35,849
                      2005 (AS RESTATED)(1)     24,510      104,893         3,043    (83,146)           -          49,300
------------------------------------------------------------------------------------------------------------------------------
IDENTIFIABLE ASSETS
                     2007                       32,995       84,581         8,410    582,955       (1,158)        707,783
                     2006 (AS RESTATED)(1)      23,582       62,953         7,353    526,583       (1,158)        619,313
                     2005 (AS RESTATED)(1)      24,650       66,806         8,001    460,653       (1,158)        558,952
------------------------------------------------------------------------------------------------------------------------------
PROPERTY AND EQUIPMENT ADDITIONS
                     2007                           96            -           108     24,862            -          25,066
                     2006                          540        1,097           269     56,428            -          58,334
                     2005                        2,463            -           318     60,841            -          63,622
------------------------------------------------------------------------------------------------------------------------------
DEPRECIATION AND AMORTIZATION
                     2007                          709          338           163     21,178            -          22,388
                     2006                          587          317           173     16,925            -          18,002
                     2005                          217          235           140     13,312            -          13,904
------------------------------------------------------------------------------------------------------------------------------

(1) See Note 3 "Restatement of Consolidated Financial Statements."

         Consolidated revenues are principally derived from customers in North America and substantially all property and equipment is located in the St. Louis, Missouri Metropolitan area.

24.      SUBSEQUENT EVENTS
         -----------------

         In May 2007, the Company acquired the U.S. marketing rights to Evamist(TM), a new estrogen replacement therapy product delivered with a patented metered-dose transdermal spray system, from VIVUS, Inc. Under terms of the Asset Purchase Agreement, the Company paid $10,000 in cash at closing and agreed to make an additional cash payment of $140,000 upon final approval of the product by the U.S. Food and Drug Administration ("FDA"). Because the product had not obtained FDA approval when the initial payment was made at closing, the Company recorded $10,000 of in-process research and development expense during the three months ended June 30, 2007. The agreement also provides for two future payments upon achievement of certain net sales milestones. If Evamist(TM) achieves $100,000 of net sales in a fiscal year, a one-time payment of $10,000 will be made, and if net sales levels reach $200,000 in a fiscal year, a one-time payment of $20,000 will be made. In July 2007, FDA approval for Evamist(TM) was received and a payment of $140,000 was subsequently made to VIVUS, Inc. The Company is in the process of determining the appropriate allocation of the $140,000 payment.

         In May 2007, the Company received FDA approval to market the 100 mg and 200 mg strengths of metoprolol succinate extended-release tablets, the generic version of Toprol-XL(R) (marketed by AstraZeneca). In fiscal 2006, the Company had received a favorable court ruling in a Paragraph IV patent infringement action filed against the Company by AstraZeneca based on the Company's ANDA submissions to market these generic formulations. Since KV was the first company to file with the FDA for generic approval of the 100 mg and 200 mg dosage strengths, the Company was accorded the opportunity for a 180-day exclusivity period for marketing these two dosage strengths.

         In January 2008, the Company entered into a definitive asset purchase agreement with CYTYC Prenatal Products and Hologic, Inc. ("CYTYC") to acquire the U.S. and worldwide rights to Gestiva(TM) (17-alpha hydroxyprogesterone caproate). The NDA for Gestiva(TM) is currently before the FDA, pending approval for use in the prevention of preterm birth in certain categories of pregnant women. The proposed indication is for women with a history of at least one spontaneous preterm delivery (i.e., less than 37 weeks), who are pregnant with a single fetus. Under the terms of the asset purchase agreement, the Company agreed to pay a total of $82,000 for Gestiva(TM), $7,500 of which is payable at closing. The remainder is payable on the completion of two milestones: (1) $2,000 on the earlier to occur of CYTYC's receipt of acknowledgement from the FDA that their response to the FDA's October 20, 2006 "approvable" letter is sufficient for the FDA to proceed with their review of the NDA or the receipt of FDA's approval of the Gestiva(TM) NDA and (2) $72,500 on FDA approval of a Gestiva(TM) NDA, transfer of all rights in the NDA to the Company and receipt by the Company of defined launch quantities of finished Gestiva(TM) suitable for commercial sale. Because the product is not expected to have received FDA approval by the closing of the transaction, the Company expects to record $7,500 when the initial payment is made and $2,000 when the subsequent milestone payment is made of in-process research and development expenses.

         On January 9, 2008 the Company has received a subpoena from the Office of Inspector General of HHS, seeking documents with respect to two of ETHEX's nitroglycerin products. The subpoena states that it is in connection with an investigation into potential false claims under Title 42 of the U.S. Code. The Company is in the process of gathering the relevant documents in response to the subpoena.

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

         As of February 24, 2008, the Company held auction rate debt securities in the aggregate principal amount of $83,900. The auction rate securities are AAA rated, long-term debt obligations secured by student loans, which are guaranteed by the U.S. Government. Liquidity for these securities has been provided by an auction process that resets the applicable interest rate at pre-determined intervals, up to 35 days. In the past, the auction process has allowed investors to obtain immediate liquidity by selling the securities at their face amounts. The value of these securities was not impaired as of March 31, 2007. Disruptions in credit markets, subsequent to March 31, 2007, however, have adversely affected the auction market for these types of securities. During the period from February 11, 2008 to March 6, 2008 auctions for all of the auction rate securities held by the Company failed to produce sufficient bidders to allow for successful auctions. The Company cannot predict how long the current imbalance in the auction market will continue. As a result, for a period of time, the Company may or may not be able to liquidate any of its auction rate securities prior to their maturities at prices approximating their face amounts. The Company is currently evaluating the market for these securities to determine if impairment of the carrying value of the securities has occurred due to the loss of liquidity. If such impairment has occurred and is not temporary, the Company would recognize an impairment loss in the statement of income for fiscal year 2008.

            Report of Independent Registered Public Accounting Firm
            -------------------------------------------------------


The Board of Directors and Shareholders
K-V Pharmaceutical Company:

We have audited management's assessment, included in the accompanying Management's Report on Internal Control over Financial Reporting (Item 9A(a)), that K-V Pharmaceutical Company (the Company) did not maintain effective internal control over financial reporting as of March 31, 2007, because of the effect of material weaknesses identified in management's assessment, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

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

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weaknesses have been identified and included in management's assessment:

* Stock-Based Compensation--The design of the Company's policies and procedures did not adequately address the financial reporting risks associated with stock options. Specifically, these deficiencies in the design of the Company's controls resulted in a more than remote likelihood of a material misstatement in the Company's financial statements in each of the following areas:

     *  Determining measurement dates,
     *  Determining forfeiture provisions,
     *  Determining the tax treatment of stock option awards.

     Additionally, the Company's policies and procedures to ensure that the necessary information was captured and communicated to those responsible for stock option accounting were inadequate, and the Company's finance and accounting personnel involved in the stock option granting and administration process were inadequately trained. These deficiencies each result in a more than remote likelihood of a material misstatement in the Company's financial statements.

* Income Taxes--The design of the Company's policies and procedures did not adequately address the financial reporting risks associated with uncertain tax positions. Additionally, the Company's policies and procedures to ensure that the necessary information was captured and communicated to those responsible for accounting for uncertain tax positions were inadequate. These deficiencies each result in a more than remote likelihood of a material misstatement in the Company's financial statements.

* Revenue Recognition--The design of the Company's policies and procedures did not adequately address the financial reporting risks associated with customer shipping terms. This deficiency results in a more than remote likelihood of a material misstatement in the Company's financial statements.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of K-V Pharmaceutical Company and subsidiaries as of March 31, 2007 and 2006, and the related consolidated statements of income, comprehensive income, shareholders' equity, and cash flows for each of the years in the three-year period ended March 31, 2007. These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the March 31, 2007 consolidated financial statements, and this report does not affect our report dated March 25, 2008, which expressed an unqualified opinion on those consolidated financial statements.

In our opinion, management's assessment that the Company did not maintain effective internal control over financial reporting as of March 31, 2007, is fairly stated, in all material respects, based on criteria established in Internal Control--Integrated Framework issued by COSO. Also, in our opinion, because of the effect of the material weaknesses described above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of March 31, 2007, based on criteria established in Internal Control--Integrated Framework issued by COSO.


/s/ KPMG LLP

St. Louis, Missouri
March 25, 2008

ITEM 9A. CONTROLS AND PROCEDURES
         -----------------------

         (a) MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

         Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Our management, including our Chief Executive Officer and Chief Accounting Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting as of March 31, 2007. In making this assessment, our management used the criteria established in Internal Control -- Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").

         Internal Control Over Financial Reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

         (1) Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company;

         (2) Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

         (3) Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company's assets that could have a material effect on the financial statements.

         Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

         The Public Company Accounting Oversight Board's Auditing Standard No. 2 defines a material weakness as a significant deficiency, or a combination of significant deficiencies, that results in there being a more than remote likelihood that a material misstatement of the financial statements will not be prevented or detected. A significant deficiency is a control deficiency, or combination of control deficiencies, that adversely affects the Company's ability to initiate, authorize, record, process or report external financial data reliably in accordance with U.S. Generally Accepted Accounting Principles ("GAAP") such that there is more than a remote likelihood that a misstatement of the Company's annual or interim financial statements that is more than inconsequential will not be prevented or detected.

         Based on our evaluation of internal control over financial reporting as of March 31, 2007, management has determined that the following material weaknesses existed in our internal control over financial reporting.

         Stock-Based Compensation

         The design of the Company's policies and procedures did not adequately address the financial reporting risks associated with stock options. Specifically, these deficiencies in the design of the Company's controls resulted in a more than remote likelihood of a material misstatement in the Company's financial statements in each of the following areas:

              o   Determining measurement dates,
              o   Determining forfeiture provisions,
              o   Determining the tax treatment of stock option awards.

         Additionally, the Company's policies and procedures to ensure that the necessary information was captured and communicated to those responsible for stock option accounting were inadequate, and the Company's finance and accounting personnel involved in the stock option granting and administration process were inadequately trained. These deficiencies each result in a more than remote likelihood of a material misstatement in the Company's financial statements.

         Income Taxes

         The design of the Company's policies and procedures did not adequately address the financial reporting risks associated with uncertain tax positions. Additionally, the Company's policies and procedures to ensure that the necessary information was captured and communicated to those responsible for accounting for uncertain tax positions were inadequate. These deficiencies each result in a more than remote likelihood of a material misstatement in the Company's financial statements.

         Revenue Recognition

         The design of the Company's policies and procedures did not adequately address the financial reporting risks associated with customer shipping terms. This deficiency results in a more than remote likelihood of a material misstatement in the Company's financial statements.

         The aforementioned material weaknesses resulted in material errors in the accounting for stock-based compensation, income taxes, and revenue recognition, and in the restatement of our historical consolidated financial statements. As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of March 31, 2007 based on the criteria established in COSO's Internal Control - Integrated Framework.

         KPMG LLP, our independent registered public accounting firm, who audited the consolidated financial statements of the Company included in this annual report has issued an unqualified opinion on management's assessment of our internal control over financial reporting, and expressed an adverse opinion on the effectiveness of our internal control over financial reporting as of March 31, 2007. This report appears on pages 130-131 of this annual report.

         (b) CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

         No changes in our internal control over financial reporting occurred during the quarter ended March 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

         (c) EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

         Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Accounting Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures, as such terms are defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act, as of March 31, 2007, the end of the period covered by this Annual Report on Form 10-K.

         Disclosure controls and procedures are controls and procedures designed to ensure that information required to be disclosed in the Company's reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure controls are also designed to ensure that such information is accumulated and communicated to the Company's management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

         As a result of the material weaknesses in our internal control over financial reporting described above, our management, including our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of March 31, 2007. Notwithstanding the material weaknesses described above, our management, based upon the substantial work performed during the restatement process have concluded that our consolidated financial statements for the periods covered by and included in this Annual Report on Form 10-K are fairly stated in all material respects in accordance with U.S. generally accepted accounting principles for each of the periods presented herein.

         (d) REMEDIATION ACTIVITIES

         Subsequent to March 31, 2007, we have taken several steps to remediate the material weaknesses related to accounting for stock-based compensation, income taxes and revenue recognition described in (a) above. We have implemented or are in the process of implementing internal control improvements as follows:

         Stock-Based Compensation

         * Expanding the General Counsel's role to include oversight of the process of documenting stock option grants.
         * Engaging an outside professional services firm to advise us on improving the design of the internal controls over our stock option processes and controls over the preparation and review of stock-based compensation information in the Company's financial reports.
         * Establishing an Employee Compensation Reporting Committee comprised of senior tax, legal, human resource, and accounting/finance personnel, to review stock option grants and the reasonableness of the key assumptions used in the valuation of stock options and any variances (e.g. modifications or deviations) from the Company's standard stock option awards granted to employees.
         * Establishing a procedure whereby senior financial management will review employment agreements, employment offers, and other agreements with employees to ensure proper accounting based upon the terms and conditions of such agreements.
         * Enhancing training and education to ensure that all relevant personnel involved in the administration of and accounting for stock option grants, including tax personnel, understand the terms of the Company's stock option plans and the relevant accounting guidance under U.S. generally accepted accounting principles.
         * Utilizing the Company's internal audit function to conduct testing of controls relating to stock option activity and the accuracy of the model used in valuing the Company's stock options.

         Income Taxes

         * Enhancing training and education to ensure that personnel reviewing tax provision calculations and disclosures understand the relevant accounting guidance under U.S. generally accepted accounting principles.
         * Engaging a third party professional services firm, as necessary, to review significant and/or unusual tax matters and obtain guidance on the appropriate tax and accounting treatment.
         * Enhancing communication of relevant business issues through regular meetings between the tax department, operating division executives and other management personnel.
         * Implementing procedures to improve documentation and review of tax liabilities.

         Revenue Recognition

         * Implementing a procedure to verify actual customer receipt dates of shipments made during the last several days of a period end for the FOB destination customers.
         * Implementing a policy requiring that shipping terms for all customers are properly documented and reviewed by finance/accounting personnel.

ITEM 9B. OTHER INFORMATION
         -----------------

         On March 23, 2008, Gerald R. Mitchell, the Company's Chief Financial Officer, retired and the Company appointed Ronald J. Kanterman, age 53, to succeed Mr. Mitchell as the Company's Chief Financial Officer. Mr. Kanterman will continue to serve as the Company's Treasurer and Assistant Secretary.

         In connection with his retirement, the Company entered into a consulting agreement with Mr. Mitchell with an initial term of 24 months from its effective date, and which renews for successive 12-month periods unless terminated by the Company or Mr. Mitchell, provided, however, that the agreement may be terminated at any time by either party on 60 days' notice.

         Pursuant to the consulting agreement, Mr. Mitchell will provide up to 80 hours per month of consulting services at an hourly rate of $115 per hour. The consulting agreement provides for a guaranteed minimum of 80 hours per month for the first year. Mr. Mitchell will also be entitled to reimbursement of expenses incurred in providing services to the Company under the consulting agreement. The consulting agreement also provides that any stock options previously granted to Mr. Mitchell will continue to be exercisable, and with respect to unvested options vest and become exercisable, for so long as the consulting agreement is in effect.

         The consulting agreement also provides that the restrictive covenants in Mr. Mitchell's employment agreement that prevent him from competing against the Company or soliciting customers or employees of the Company for a period of three years after the end of his employment with the Company will remain in force and will be unaffected by the consulting agreement.

         Mr. Kanterman previously served as the Company's Vice President, Strategic Financial Management, Treasurer and Assistant Secretary since March 2006, and as Vice President, Treasury from January 2004 to March 2006. Mr. Kanterman's prior responsibilities included significant roles in financial planning, investor relations and project management. Prior to joining the Company, Mr. Kanterman served as a partner at Brown Smith Wallace, LLP from 1993 to 2004. Previously, Mr. Kanterman was a partner at Arthur Andersen & Co., from 1987 to 1993.

         In connection with his appointment as Chief Financial Officer, the Company and Mr. Kanterman entered into an amendment to his employment agreement effective March 23, 2008. The employment agreement, as amended, continues until March 31, 2013, and renews for successive 12-month periods unless terminated by the Company or Mr. Kanterman, provided, however, that the agreement may be terminated at any time after the initial term by Mr. Kanterman on 120 days' notice. The employment agreement, as amended, provides for a base salary of $330,000.

         In addition, Mr. Kanterman is also entitled to receive an incentive bonus based on his participation in an Incentive Plan, which gives Mr. Kanterman the opportunity to earn up to a percentage of his base salary, based upon certain performance criteria.

         Mr. Kanterman is also eligible to receive stock-based awards under the Company's Incentive Stock Option Plan and to participate in the Company's profit Sharing and 401(k) Plans. In connection with his appointment as Chief Financial Officer, Mr. Kanterman was awarded options to acquire 25,000 shares of the Company's Class A Common Stock.

         Under the terms of his employment agreement, if he is terminated by the Company without cause, Mr. Kanterman is entitled to severance payments equal to 50% of his base compensation paid over a six-month period and continuation of his Company provided medical, disability and life insurance benefits for six months.

         The employment agreement also contains restrictive covenants preventing Mr. Kanterman from competing against the Company or soliciting customers or employees of the Company for a period of 36 months after the end of his employment with the Company.


                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
         --------------------------------------------------

         The Company's Certificate of Incorporation, as amended, and Bylaws, as amended, provide for a division of the Board of Directors into three classes. One of the classes is elected each year to serve a three-year term. The terms of the current Class C Directors expire at the 2007 Annual Meeting. The Company's Bylaws, as amended, specify that the number of directors shall be determined by the Board of Directors from time to time. The Board of Directors currently has set the number of directors at seven. There are currently seven directors and no vacancies on the Board of Directors.

         The following sets forth certain information about our current
         Directors.

         CLASS C DIRECTORS: TO SERVE AS DIRECTORS UNTIL OUR NEXT ANNUAL MEETING Jean M. Bellin (age 57). Mr. Bellin has served as a Director since 2003. Mr. Bellin has been the President of Metagenics, Inc., a life sciences company and distributor of science-based medical foods and nutraceuticals since September 2006. He was previously the CEO of Mountain View Pharmaceuticals, Inc., a biopharmaceutical company focused on the development of long-acting therapeutic proteins. Prior to that he was a Vice President at Osteohealth Company and Luitpold Animal Health from 2003 to 2004 and from 1997 to 2001 he was the CEO and a Director of New Medical Concepts.

         Terry B. Hatfield (age 59). Mr. Hatfield has served as a Director since 2004. He has been President of ZeaVision, a company focused on zeaxanthin and its benefits to those suffering (or at risk of) age-related vision loss since 2003. From 2001 to 2003 he was a consultant for merger and acquisition transactions.

         Norman D. Schellenger (age 75). Mr. Schellenger has served as a Director since 1998. He has also been a Director of ProEthics Pharmaceuticals, Inc. since 2004. He retired from UCB Pharma in 1996 where he served as Vice President Sales and Marketing from 1995 to 1996. Prior to that he was President of Whitby Pharmaceuticals from 1992 to 1994.

         CLASS A DIRECTORS: TO CONTINUE TO SERVE AS DIRECTORS UNTIL 2008 Kevin S. Carlie (age 52). Mr. Carlie has served as a Director since 2001. He has been a member or partner since 1984 in the Certified Public Accounting Firm of Stone Carlie & Company, LLC, and its predecessors.

         Marc S. Hermelin (age 66). Mr. Hermelin has been the Chairman of the Board and Chief Executive Officer of the Company since August 2006. From 1974 to August 2006 he was the Vice Chairman of the Board and Chief Executive Officer of the Company. He is the father of David S. Hermelin.

         CLASS B DIRECTORS: TO CONTINUE TO SERVE AS DIRECTORS UNTIL 2009 David S. Hermelin (age 41). Mr. Hermelin has served as a Director since 2004. He has been the Vice President of Corporate Strategy and Operations Analysis of the Company since 2002. From 1995 to 2002 he was Vice President of Corporate Planning and Administration for the Company. He is the son of Marc S. Hermelin, the Chairman and Chief Executive Officer of the Company.

         Jonathon E. Killmer (age 66). Mr. Killmer has served as a Director since 2006. He retired in 2004. From 2002 to 2004 he provided consulting services to Hypercom Corporation, an electronic payment products and services company. He was the Chief Operating Officer and Chief Financial Officer of Hypercom from 1999 to 2002. He has been a director of Blue Cross Blue Shield of Minnesota since 1999. He is presently Chairman of the Board of Blue Plus, a Minnesota domiciled HMO.

         Gerald R. Mitchell (age 68). Mr. Mitchell has been Vice President and Chief Financial Officer of the Company since 1981.

         Gerald R. Mitchell was a Class B Director at March 31, 2007. Mr. Mitchell has retired from the Company and resigned from the Board of Directors effective March 23, 2008.

         SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's executive officers, the Company's directors and persons who own more than 10% of a registered class of the Company's equity securities to file periodic reports of ownership and changes in ownership with the Securities and Exchange Commission. Such individuals are required by Securities and Exchange Commission regulation to furnish the Company with copies of all such forms they file. Based solely on a review of the copies of all such forms furnished to the Company or written representations that no reports were required to be filed, the Company believes that such persons complied with all Section 16(a) filing requirements applicable to them with respect to transactions during fiscal 2007 except that each of Michael S. Anderson, David S. Hermelin, Marc S. Hermelin, Patricia
         K. McCullough, and Jerald J. Wenker had a late filing for a Statement of Change in Beneficial Ownership of Securities on Form 4.

         AUDIT COMMITTEE

         Structure and Responsibilities. The Company has a standing Audit
         ------------------------------
         Committee of the Board of Directors consisting of Kevin S. Carlie, CPA (Chairman), Jonathon E. Killmer and Terry B. Hatfield. The Company's Board of Directors adopted the Audit Committee's written charter. The Board of Directors has determined that each member of the Audit Committee meets the standards of independence required by the New York Stock Exchange, as well as the independence requirements for audit committee members under Rule 10A-3 promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). In addition, the Board of Directors has determined that each member is financially literate and possesses sufficient accounting or related financial management expertise within the meaning of the listing standards of the New York Stock Exchange and that each of Mr. Carlie and Mr. Killmer qualifies as an "audit committee financial expert" under the definition set forth in Item 407(d)(5) of Regulation S-K. The Audit Committee annually appoints the Company's independent registered public accounting firm, reviews with the independent registered public accounting firm a plan and scope of the audit and audit fees, meets periodically with representatives of the independent registered public accounting firm, the internal auditors, the Board of Directors and management to monitor the adequacy of reporting, internal controls and compliance with the Company's policies, reviews its annual and interim consolidated financial statements and performs the other functions or duties provided in the Audit Committee Charter.

         The Board of Directors has adopted a set of corporate governance guidelines establishing general principles with respect to, among other things, director qualifications and responsibility. These Corporate Governance Guidelines establish certain criteria, experience and skills requirements for potential candidates. There are no established term limits for service as a director of the Company. In general, it is expected that each director of the Company will have the highest personal and professional ethics and integrity and be devoted to representing the interests of the Company and its stockholders. In addition, it is expected that the Board of Directors as a whole will be made up of individuals with diverse experiences in business, government, education and technology. The Company's Corporate Governance Guidelines are available on its website at http://www.kvph.com and can be obtained free of charge by written request to the attention of the Assistant Secretary of the Company at the address appearing on the first page of this Form 10-K or by telephone at (314) 645-6600.

         STANDARDS OF BUSINESS ETHICS POLICY

         All directors and employees of the Company, including its Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer and other principal finance and accounting officers, are required to comply with the Company's Standards of Business Ethics Policy to ensure that the Company's business is conducted in a legal and ethical manner. The Company's Standards of Business Ethics Policy covers all areas of professional conduct, including employment policies and practices, conflicts of interest and the protection of confidential information, as well as strict adherence to all laws and regulations applicable to the conduct of our business. Employees and directors are required to report any suspected violations of our Standards of Business Ethics Policy. The Company, through the Audit Committee, has procedures in place to receive, retain and treat complaints received regarding accounting, internal accounting control or auditing matters and to allow for the confidential and anonymous submission by employees of concerns regarding questionable accounting or auditing matters. The Company's Standards of Business Ethics Policy can be reviewed on the Company's website, http://www.kvph.com, or by contacting the Company at the address appearing on the first page of this Form 10-K to the attention of the Assistant Secretary of the Company, or by telephone at (314) 645-6600.

         The Company has also established a Senior Executives Code of Ethics as a supplement to the Standards of Business Ethics Policy. The Senior Executives Code of Ethics applies to the Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer and any other officer of the Company serving in a finance, accounting, treasury, tax or investor relations role. The Senior Executives Code of Ethics requires each of such officers to provide accurate and timely information related to the Company's public disclosure requirements. The

         Company's Senior Executives Code of Ethics can be reviewed on the Company's website, http://www.kvph.com, or by contacting the Company at the address appearing on the first page of this Form 10-K to the attention of the Assistant Secretary of the Company, or by telephone at (314) 645-6600. The Company intends to post any amendment to, or waiver of, the Senior Executives Code of Ethics on its website.

ITEM 11. EXECUTIVE COMPENSATION
         ----------------------

                           COMPENSATION OF DIRECTORS
                           -------------------------

         The following table sets forth the annual compensation to non-employee directors for the fiscal year ended March 31, 2007:

                        ------------------------------------------------------------------------------------
                                                    FEES
                                                  EARNED OR                    OPTION
                                                   PAID IN       STOCK         AWARDS
                                                    CASH        AWARDS          ($)             TOTAL
                                 NAME                ($)          ($)           (2)              ($)
                        ------------------------------------------------------------------------------------
                        Jean M. Bellin             23,750          -           15,187          38,937
                        ------------------------------------------------------------------------------------
                        Kevin S. Carlie            41,650          -           40,279          81,929
                        ------------------------------------------------------------------------------------
                        Terry B. Hatfield          33,650          -           13,733          47,383
                        ------------------------------------------------------------------------------------
                        Jonathon E. Killmer        30,400          -            3,287          33,687
                        ------------------------------------------------------------------------------------
                        Norman D. Schellenger      27,300          -            5,973          33,273
                        ------------------------------------------------------------------------------------
                        David A. Van Vliet (1)      9,500          -           13,899          23,399
                        ------------------------------------------------------------------------------------

-------------------------------
(1) David A. Van Vliet resigned as a Director in October 2006 to accept a position as the Company's Chief Administration Officer.

(2) Option awards represent the compensation expense recognized for financial statement reporting purposes for the fiscal year ended March 31, 2007 in accordance with SFAS 123(R) for stock options granted in and prior to fiscal 2007. Fair value is based on the Black-Scholes option pricing model using the fair value of the underlying shares at the measurement date. Stock option awards with a fair value of $25,302 (per share value of $12.65) and $63,522 (per share value of $12.70) were granted to Mr. Carlie and Mr. Killmer, respectively, during fiscal 2007. For additional discussion on the valuation assumptions used in determining stock-based compensation and the grant date fair value for stock options, see Stock-Based Compensation in Note 17 to our Consolidated Financial Statements. Effective as of March 31, 2007, the following Non-Officer Directors had the following outstanding unexercised options (the amounts in the table reflect the effect of repricing certain stock options as a result of the Special Committee's investigation into the Company's stock option grant practices):




     ---------------------------------------------------------------------------------------------------------
                                 NUMBER OF SECURITIES
                                  UNDERLYING OPTIONS (#)
     ---------------------------------------------------------------------------------------------------------
                                                                   OPTION         OPTION       OPTION GRANT
                                CLASS A            CLASS B        EXERCISE      EXPIRATION       DATE FAIR
              NAME           COMMON STOCK       COMMON STOCK     PRICE ($)         DATE          VALUE ($)
     ---------------------------------------------------------------------------------------------------------
     Jean M. Bellin                                 7,500          18.87         5/23/2008        85,225
                                                    2,500          18.42         9/10/2009        26,973
                                 2,500                             19.99        11/01/2010        30,067
     ---------------------------------------------------------------------------------------------------------
     Kevin S. Carlie                                  450          19.37         4/01/2008         5,893
                                                    2,500          18.42         9/10/2009        26,973
                                 7,500                             19.70        11/01/2010        88,358
                                 2,000                             23.70        10/05/2011        25,302

     ---------------------------------------------------------------------------------------------------------
     Terry B. Hatfield                              5,000          25.25         6/29/2009        73,283
                                                    2,500          18.42         9/10/2009        26,973
                                 2,500                             19.26        11/01/2010        28,524

     ---------------------------------------------------------------------------------------------------------
     Jonathon E. Killmer                            5,000          23.80        10/05/2011        63,522



     ---------------------------------------------------------------------------------------------------------
     Norman D. Schellenger                          2,500          18.42         9/10/2009        25,903
                                 2,500                             19.99        11/01/2010        30,067


     ---------------------------------------------------------------------------------------------------------


         Additional Information About Director Compensation
         --------------------------------------------------

Director compensation is designed to attract individuals who have the required background, experiences and functional expertise to provide strategic direction and oversight to the Company. Only those directors who are not also officers of the Company are compensated for their services as directors of the Company ("Non-Officer Directors"). With respect to such Non-Officer Directors, the Compensation Committee of the Board recommends the appropriate levels of compensation to the Board, and the full Board of Directors approves the actual compensation to be paid to the Non-Officer Directors.

The Company's director compensation program consists of a combination of cash compensation and stock options in order to align the interest of the directors with those of the Company's shareholders.

Basic Retainer - The cash compensation component for new Non-Officer Directors consists of a base retainer of $15,000 per year ($20,000 for the Chairman of the Audit Committee).

Meeting Fees - In addition, such directors also receive $1,000 per day for in-person meetings of the Board of Directors or other Committees on which the director serves. Fees for telephonic meetings are $500. Total annual compensation received by the Non-Officer Directors, therefore, is determined by the number of Committee and Board meetings attended each year.

Expense Reimbursement - The Company also pays for the ordinary and necessary out-of-pocket expenses incurred by the Non-Officer Directors for attendance at Board of Directors and Committee meetings.

Stock Options - As stated above, the stock option component of the director compensation program is designed to align the interest of the directors with those of the Company's shareholders. As such, upon appointment as a director, each Non-Officer Director is currently granted options to acquire 7,500 shares of Class B Common Stock. Subsequent grants for Non-Officer Directors who are not members of the Compensation Committee are determined periodically by the Board based on the recommendation of the Compensation Committee. Subsequent grants for members of the Compensation Committee are determined periodically by the Board. Such options are granted as non-qualified options under the Company's Incentive Stock Option Plan and generally vest ratably over five years. The shares acquired upon exercise are subject to a two-year forfeiture period, during which time they cannot be sold.

                     COMPENSATION DISCUSSION AND ANALYSIS
                     ------------------------------------

The Compensation Committee of the Company's Board of Directors is responsible for establishing and periodically reviewing the Company's executive compensation philosophy and guiding principles. No less frequently than annually, the Compensation Committee evaluates its plans and policies against current and emerging competitive practices, legal and regulatory developments and corporate governance trends. The purpose of the review is to provide assurance that in light of the changing corporate environment, the Company's executive compensation program continues to help attract and retain the talent necessary to foster strong sales growth, long-term financial performance and shareholder returns.

Compensation and Benefits Philosophy
------------------------------------

The Company's executive compensation program is designed with the goal of providing compensation that is fair, reasonable and competitive. The program is intended to help the Company recruit and retain highly qualified and experienced executives and to provide rewards that are linked to performance while also aligning the interests of executives with those of the Company's shareholders. The program is based on the following guiding principles:

Performance - The Company believes the best way to accomplish alignment of compensation plans with the interest of its shareholders is to link executive pay directly to the Company's performance.

Competitiveness - The Company's executive compensation and benefits program is designed to be competitive with those provided at companies in the pharmaceutical and drug delivery industries for similar talent. The benefits component of the program is designed to provide competitive levels of protection and financial security and is not based on individual performance.

Cost - The Company's total compensation and benefit program is designed to be cost-effective and affordable, ensuring that the interests of the Company's shareholders are considered in determining executive pay levels. The Company seeks to adequately fund its executive compensation program while, at the same time, ensuring that enough funding remains for its short-term and long-term goals.

The Company believes that its philosophy of aligning management and shareholder interests is an important element in creating an environment of trust and teamwork that furthers the long-term interests of the organization.

Components of Total Compensation
--------------------------------

The Company's total compensation program for executive officers has two main components: direct compensation and benefit plans.

The key components of direct compensation for executive officers are:

Base salary - Base salary is designed to attract and retain highly experienced executives who can manage the Company to achieve its short-term and long-term strategic goals. Executive salaries are based on an individual's overall experience, Company tenure, level and scope of responsibility and the general and industry-specific business competitive environment.

Cash earned incentives - This component of direct compensation is designed to place a significant portion of an executive's annual compensation at risk - that is, linked to both the Company's and the individual's annual performance. Cash earned incentives are based on individual performance, performance of the Company and performance of the department or division under the responsibility of the executive, measured in terms of the attainment of both defined and general objectives.

Stock option grants - This component of direct compensation is designed to strengthen the link between compensation and increased returns for shareholders and, thereby, align management's interest in the Company's long-term success with the interests of the Company's shareholders. Awards granted to executive officers are discretionary under the Company's Incentive Stock Option Plan. The size of individual awards is dependent upon the executive's position, tenure and number of vested and previously exercised options.

The above-described criteria are applied to each executive officer subjectively, based upon the Compensation Committee's evaluation of each executive officer's performance and value to the Company.

Benefit plans for executive officers include:

Insurance plans - The Company provides standard company-sponsored insurance plans to its employees, including the executive officers. The core insurance package includes health, dental, disability and basic group life insurance coverage. In general, executives participate in these benefits on the same basis as other Company employees.

401(k) Plan - Through the Company's 401(k) Plan the named executive officers are provided an opportunity to save for retirement on a tax-favored basis. Participation in the 401(k) Plan is generally available to all Company employees the beginning of each pay period (except for union employees covered by a collective bargaining agreement). The Company matches employee contributions to the 401(k) Plan at 50% of the first 7% of the employee's contributions.

Perquisites - Executives are generally provided a car allowance or company car. The Chief Executive Officer is entitled to receive certain perquisites under the terms of his employment agreement, which are more fully described in the footnotes to the Summary Compensation Table under the heading "Other Compensation."

Determining Benefit Levels. The Compensation Committee periodically reviews the benefits offered to the executives to ensure that the benefits program provided is competitive and cost-effective for the Company, and support its need for a qualified and experienced executive team. The benefits component of the executive compensation program is not tied to the Company's or individual performance.

Establishing Overall Compensation Levels. The Company makes this decision based on the competitive market value for the area of responsibility as well as the education and experience of the executive.

Direct compensation levels (base salary, cash earned incentive and stock option grant awards) are established based on performance. The performance factor consists of how well the individual executive and her or his area of responsibility performed against goals and objectives which were established before the fiscal year commenced as well as how the executive promoted an environment of results, teamwork and talent development in their areas of responsibility.

Determining Incentive Compensation Allocation - Annual and Long-Term Incentives. The amount allocated to annual versus long-term compensation is determined based on the amount of available funding for the Company's overall compensation programs, including executive compensation. The overall funding levels are ultimately subject to the judgment and approval of the Compensation Committee to ensure an appropriate alignment with the interests of the Company's shareholders and the Company's ability to meet its long-term strategic goals. In determining individual executive officer pay levels, the Compensation Committee considers the total compensation to be delivered to individual executives and, as such, may exercise discretion in determining the portion allocated to annual versus long-term incentives. The Company believes this "total compensation" approach - permitting flexibility to shift the mix of annual and long-term compensation - provides the ability to align pay decisions with the short- and long-term needs of the business. It also allows for the flexibility needed to recognize differences in performance by providing differentiated pay.

Each named executive officer is evaluated on an annual basis and, to the extent the Compensation Committee determines to grant options to such named executive officer, options are typically granted at the end of the review period. The Company has not adopted any policy with respect to coordinating option grant dates with the release of material non-public information. Rather, the grant date with respect to any options granted to a named executive officer generally is the date the Compensation Committee determines to grant such options. In general, stock options are granted on a company-wide basis on the last trading day of each fiscal quarter. As such, there may be times when the Compensation Committee grants options when the Board or Compensation Committee is in possession of material non-public information. The Compensation Committee typically does not take such information into account when determining whether and in what amount to make option grants.

Determining Individual Compensation Levels

Named Executive Officers Other than the Chief Executive Officer. Compensation levels for named executive officers are determined based on the overall performance of the Company and individual performance, as well as the executive's experience and tenure at the Company.

Individual performance objectives target specific areas for improvement or set specific goals against key performance indicators within an executive's area of responsibility. The objectives are proposed by the executive and approved by a committee that includes the Chief Executive Officer.

(1) Base Salary. The Company grants regular, annual base salary increases to
    -----------
executives who are performing at or above expectations at the beginning of each fiscal year. Among other factors, annual increases seek to achieve an appropriate competitive level to account for increases in the cost of living and similar factors and/or to address changes in the external competitive market for a given position.

(2) Cash Earned Incentives and Stock Option Awards. Cash earned incentives for
    ----------------------------------------------
executive officers are generally determined based on the terms of their individual Incentive Plans. These plans typically provide for a range of pay-outs expressed as a percentage of annual salary that are tied to the successful completion of the executive's individual and department performance objectives. At the end of the fiscal year, each executive's performance against his or her objectives is evaluated by a committee that includes the Chief Executive Officer to determine the incentive pay-out level per the Incentive Plan. These evaluations are submitted to the Compensation Committee for approval along with the Incentive Plan for review after the end of the fiscal year when incentive compensation decisions are made.

The Company has entered into Incentive Compensation Plans with certain executive officers, for the fiscal year ended March 31, 2007, to reward achievement of certain corporate objectives, as determined at fiscal year end. The officer is entitled to receive a percentage of his/her base salary as determined by the percentage of goals achieved. If the employee is actively employed at fiscal year end, incentives are payable in one lump sum within 90 days. If the participant is promoted or transferred within the Company to a position of greater or equal authority, all eligibilities under the plan terminate unless otherwise stipulated.

The Company entered into Incentive Compensation Plans with Michael Anderson, currently Vice President of Industry Presence and Development, Jerald Wenker, formerly President of Ther-Rx Corporation and Patricia McCullough, Chief Executive Officer of the ETHEX Corporation, rewarding each for achieving specific objectives.

Under the terms of his Incentive Compensation Plan, Mr. Wenker was entitled to receive up to 60% of his base salary for achieving corporate and management objectives and meeting revenue goals. Mr. Wenker could earn up to 20% of his base salary for achieving 100% of Ther-Rx operating income, net revenues and corporate objectives. The fiscal 2007 operating income objectives for Mr. Wenker included achieving gross sales targets for Ther-Rx, maintaining Ther-Rx expenses at specific levels, and achieving net income targets for Ther-Rx. The corporate objectives for Mr. Wenker related to achieving prescription volume and sales targets for each Ther-Rx product for fiscal 2007. Mr. Wenker could also earn up to 15% of his base salary for achieving net revenues targets for all products, excluding acquisitions. In addition, Mr. Wenker could earn up to 15% of his base salary for identifying, acquiring and launching new products that achieve certain revenue and margin targets. Finally, Mr. Wenker could earn up to 10% of his base salary for meeting management objectives related to the development and expansion of Ther-Rx. Mr. Wenker left the Company in January

2007. Mr. Wenker was not awarded any compensation pursuant to his Incentive Compensation Plan for fiscal 2007 because he was no longer with the Company.

Under the terms of her Incentive Compensation Plan, Ms. McCullough was entitled to receive up to 55% of her base salary for achieving corporate and management objectives and meeting certain revenue goals. Ms. McCullough could earn up to 20% of her base salary for achieving 100% of ETHEX corporate objectives, which for fiscal 2007, included financial objectives and objectives related to corporate culture, corporate environment, performance and productivity. Ms. McCullough could also earn up to 10% of her base salary for identifying and launching new products that achieve certain revenue and margin targets, and identifying and pursuing strategic opportunities to acquire products and submit FDA approval applications for such products. In addition, Ms. McCullough could earn up to 20% of her base salary for achieving net revenue targets for all products and for existing products. Finally, Ms. McCullough could earn up to 5% of her base salary for meeting objectives related to expanding the use of innovative marketing concepts, managing marketing expenses so that they do not exceed budgeted amounts, increasing product profitability and reducing cost of goods sold. Based on her achievement of objectives under her Incentive Compensation Plan, Ms. McCullough was awarded compensation of $57,000 for the 2007 fiscal year.

Under the terms of his employment arrangement, Mr. Anderson was guaranteed, and was paid, incentive compensation of $166,000 for the 2007 fiscal year.

In determining the amount of an executive's variable compensation - the cash earned incentive and stock option awards - the Compensation Committee generally considers the executive's performance and the desired mix between the annual and long-term awards. The Compensation Committee exercises its discretion to determine the overall total compensation to be awarded to each executive, and the amount of that total that will be paid in the form of an annual cash earned incentive and stock option awards. As a result, the amounts paid in the form of annual cash earned incentive and in the form of stock option awards are designed to work together in conjunction with base salary to deliver a total compensation package to the executive believed to be appropriate.

The Company believes that the design of its variable compensation program supports its overall compensation objectives by: allowing for significant differentiation of pay based on performance; providing the flexibility necessary to ensure that pay packages for the executive officers are competitive relative to the external market; and providing the Committee with the ability to deliver compensation in a manner that is linked to results that benefit the Company's shareholders, and appropriately reflects the contributions of each executive to the short- and long-term success of the Company.

Chief Executive Officer. The Chief Executive Officer's compensation is based upon an evaluation of the compensation received by chief executive officers at similarly situated companies, historical performance of the Chief Executive Officer and the terms of his Employment Agreement. For a description of the compensatory elements of the Employment Agreement please refer to the information under "-Employment Arrangements with Named Executive Officers" below.

                     COMPENSATION IN THE LAST FISCAL YEAR
                     ------------------------------------

SUMMARY COMPENSATION TABLE

The following table sets forth certain information regarding the annual and long-term compensation for services rendered to us in all capacities for the fiscal year ended March 31, 2007 of those persons who were (1) our principal executive officer, (2) our principal financial officer, (3) the three most highly compensated executive officers other than the principal executive officer and principal financial officer who were serving as executive officers at fiscal year end, and (4) one individual, Jerald J. Wenker, who was not serving as an executive officer at fiscal year end (each, a "named executive officer" and collectively, the "named executive officers").

-----------------------------------------------------------------------------------------------------------------------------------
                                                                                          Change in
                                                                                        Pension Value
                                                                                             and
                                                                         Non-Equity     Nonqualified
                                                                         Incentive        Deferred           All
    Name and                                                                Plan        Compensation        Other
   Principal       Fiscal      Salary      Bonus         Option         Compensation      Earnings       Compensation      Total
    Position        Year        ($)         ($)      Awards ($) (6)       ($) (7)          ($) (8)         ($) (9)          ($)
-----------------------------------------------------------------------------------------------------------------------------------
Marc S.             2007      1,281,764          -                -        2,545,857          877,000         602,652    5,307,273
Hermelin,
Chairman of the
Board and Chief
Executive
Officer
-----------------------------------------------------------------------------------------------------------------------------------
Gerald R.           2007        208,526     50,000           16,213                -                -          12,511      287,250
Mitchell,                                      (3)
Vice President
and Chief
Financial
Officer
-----------------------------------------------------------------------------------------------------------------------------------
Michael S.          2007        332,000    166,000          113,028                -                -          13,582      624,610
Anderson Vice                                  (4)
President,
Industry
Presence and
Development
-----------------------------------------------------------------------------------------------------------------------------------
Patricia K.         2007        285,607          -           65,197           57,000                -          15,194      422,998
McCullough,
Chief Executive
Officer ETHEX
Corporation
-----------------------------------------------------------------------------------------------------------------------------------
David A. Van        2007        176,641     72,916           74,914                -                -           3,170      327,641
Vliet                                          (5)              (5)
Chief
Administration
Officer (1)
-----------------------------------------------------------------------------------------------------------------------------------
Jerald J.           2007        302,990          -          130,812                -                -          15,659      449,461
Wenker
Former
President,
Ther-Rx
Corporation (2)
-----------------------------------------------------------------------------------------------------------------------------------



(1) Mr. Van Vliet joined the Company in October 2006. His salary covers the period October 1, 2006 through March 31, 2007.

(2) Mr. Wenker left the Company in January 2007. In connection with his departure, all vested and non-vested stock options were forfeited.

(3) Mr. Mitchell received a discretionary bonus for his individual performance as recommended at the end of the fiscal year by the Chairman and CEO and subsequently approved by the Compensation Committee.

(4) Mr. Anderson was guaranteed a one-time bonus of $166,000 per the terms of his Fiscal 2007 Incentive Compensation Plan.

(5) Mr. Van Vliet was guaranteed a bonus of $72,916 per the terms of his employment offer. In addition, he received a stock option grant of 100,000 Class A shares under the terms of our 2001 Incentive Stock Option Plan.

(6) Option awards represent the compensation expense recognized by us for financial statement reporting purposes for the fiscal year ended March 31, 2007 in accordance with SFAS 123(R). Grant date fair value is based on the Black-Scholes option pricing model on the date of grant. For additional discussion on the valuation assumptions used in determining the compensation expense, see "Stock-Based Compensation" in Note 17 to our Consolidated Financial Statements.

(7) Non-equity incentive plan compensation represents payment for fiscal year 2007 under our annual cash incentive award programs. For additional discussion on our annual cash incentive award programs, see "Cash Earned Incentives and Stock Option Awards" above under the heading "Compensation Discussion and Analysis".

(8) Per the terms of his Employment Agreement, Mr. Hermelin is entitled to receive retirement compensation paid in the form of a single life annuity equal to 30% of his final average compensation payable each year beginning at retirement and continuing for the longer of ten years or life. Based on this agreement, we recognized expense of $877,000 in accordance with APB Opinion No. 12, Omnibus Opinion, as amended by SFAS 106, Employers' Accounting for Postretirement Benefits Other than Pensions, ("APB 12") based on an annual actuarial valuation of the liability assuming retirement at age 75.

(9)  All other compensation includes the following:


                                    Car      401(k)  Split Dollar     Group Term       Other      Total Other
                                 Allowance   Match  Life Insurance   Life Insurance Perquisites   Compensation
Name                                ($)       ($)         ($)             ($)           ($)           ($)
-------                         ------------ ------ ---------------- -------------- ------------ --------------
Marc S. Hermelin                    2,072     7,765      508,794           495         83,526        602,652
Gerald R. Mitchell                  4,147     7,602            -           762              -         12,511
Michael S. Anderson                 4,297     8,968            -           317              -         13,582
Patricia K. McCullough              8,400     6,536            -           258              -         15,194
David A. Van Vliet                      -     3,096            -            74              -          3,170
Jerald J. Wenker                   11,400     2,947            -            69          1,243         15,659

Other compensation for Mr. Hermelin includes $508,794 of premiums paid by us under split dollar life insurance agreements with Mr. Hermelin dated July 1, 1990, November 8, 1991 and June 9, 1999. Under the terms of the agreements, the policies are collaterally assigned to us to secure repayment of the premiums paid by us, which are to be paid out of the cash surrender value of the policies if the policies are terminated or canceled, or from the death benefit proceeds if Mr. Hermelin should die while the agreements and policies remain in force. The policies have a total death benefit of $19.5 million. Cumulative premiums paid since the date of the agreements total $4,120,391. We have recorded the cash surrender value of the policies as an asset, the value of which was $3,736,494 as of March 31, 2007. During fiscal 2007, the cash surrender value of the policies increased by $446,742, which when compared to the premiums paid of $508,794 resulted in a net cost to the Company of $62,052.

Other perquisites for Mr. Hermelin include the following:

Disability Insurance - Under the terms of his employment agreement, we are required to provide disability insurance for Mr. Hermelin equal to 60% of his base salary. The value of the disability protection is imputed to Mr. Hermelin currently in order for the ultimate disability benefits to be tax free. The amount of compensation relative to this perquisite for fiscal 2007 was $13,934.

Tax Gross-up - Represents the taxes due on the imputed value of life and disability insurance. The amount of tax gross-up was $59,592 for fiscal 2007.

Financial Services - Under the terms of his employment agreement, Mr. Hermelin is entitled to an annual allowance of up to $10,000 to be used for tax preparation, estate planning and similar financial services. The amount of compensation relative to this perquisite for fiscal 2007 was $10,000.

GRANTS OF PLAN-BASED AWARDS

The following table provides information about equity and non-equity awards granted to named executive officers for fiscal 2007:

                                                                        All Other
                                                                          Option
                                       Estimated Possible Payouts        Awards:                Grant Date
                                             Under Non-Equity           Number of  Exercise or  Fair Value
                                         Incentive Plan Awards(1)      Securities  Base Price    of Stock
                                     --------------------------------  Underlying  of Option    and Option
                                     Threshold   Target     Maximum      Options     Awards       Awards
Name                    Grant Date      ($)       ($)         ($)          (#)       ($/Sh)       ($)(2)
----                    ----------   --------- ---------  ----------- ------------ ----------- ------------
Marc  S. Hermelin (3)         N/A        0     2,545,857          0             0           0            0

Gerald R. Mitchell (4)        N/A        0             0          0             0           0            0

Michael S. Anderson (5)       N/A        0             0          0             0           0            0

Patricia K.
  McCullough (6)              N/A        0        57,000    157,000             0           0            0

David A. Van Vliet (7)        N/A        0             0          0
                        10/5/2006                                         100,000       23.70    1,420,320

Jerald J. Wenker (8)          N/A        0             0          0
                        6/30/2006                                          10,000       18.66      113,376

(1) We provide performance-based annual cash incentive awards to our chief executive officer under the terms of his employment agreement and for certain of our executive officers under individual fiscal 2007 Incentive Compensation Plans. These columns indicate the ranges of possible payouts targeted for fiscal 2007 performance under the applicable annual cash incentive award plan for each named executive officer. Actual cash incentive awards for fiscal year 2007 performance are set forth in the "Summary Compensation Table". For additional discussion on our annual cash incentive award programs, see "Cash Earned Incentives and Stock Option Awards" above under the heading "Compensation Discussion and Analysis".

(2) The grant date fair value of stock option awards is based on the Black-Scholes option pricing model using the fair value of the underlying shares at the measurement date, in accordance with SFAS 123(R). For additional discussion on the valuation assumptions used in determining the grant date fair value and the accounting for stock options, see Share-Based Compensation in Note 17 to our consolidated financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2007.




(3) The target amount is the result of applying the bonus formula in Mr. Hermelin's Employment Agreement (See Employment Agreements with named executive officers below for a description of the formula) to the Company's net income for the 2007 fiscal year. There are no threshold, target or maximum amounts established for Mr. Hermelin's non-equity incentive compensation. The terms of his Employment Agreement determine the amount earned.

(4) Mr. Mitchell did not receive non-equity incentive compensation but did receive a discretionary bonus for fiscal 2007 as described in the Summary Compensation Table.

(5) Mr. Anderson did not receive non-equity incentive compensation but was entitled to a guaranteed bonus for fiscal year 2007 as described in the Summary Compensation Table.

(6) The target amount represents the actual non-equity incentive plan pay-out to Ms. McCullough for fiscal 2007 under the terms of her incentive plan. Under the plan she has the ability to earn up to 55% of her base salary in incentive pay, which is shown as the maximum pay-out. There are no threshold or target amounts established for Ms. McCullough's non-equity incentive compensation.

(7) Mr. Van Vliet did not receive non-equity incentive compensation but was entitled to a guaranteed bonus for fiscal year 2007 as described in the Summary Compensation Table. The stock option award granted to Mr. Van Vliet on October 5, 2006 was authorized in connection with the terms of his offer of employment as an executive officer of the Company. The option grant has a ten-year term and becomes exercisable in ten equal annual installments commencing October 5, 2006. Once exercised, the shares are subject to a two-year forfeiture period during which they are restricted from sale.

(8) The stock option award granted to Mr. Wenker was authorized in connection with his performance during fiscal 2006. The award which was unvested was forfeited upon his departure from the Company in January 2007.


             EMPLOYMENT ARRANGEMENTS WITH NAMED EXECUTIVE OFFICERS
             -----------------------------------------------------

Chief Executive Officer

The Company has an employment agreement with Marc S. Hermelin, Chairman and Chief Executive Officer, that commenced in 1996 and was extended in November 2004 through March 2010, and automatically renews for successive 12-month periods thereafter unless terminated by Mr. Hermelin or the Company. Pursuant to the terms of his employment agreement, Mr. Hermelin's base compensation increases annually by the greater of the consumer price index (CPI) or 8%. Mr. Hermelin's base salary for fiscal 2007 was $1,281,764. In addition, Mr. Hermelin is entitled to receive an incentive bonus based on the Company's net income for each fiscal year. The annual bonus is to be calculated on and payable with respect to each incremental level of net income as follows: for net income of $200,000 and below, the bonus percentage is zero; for net income between $200,000 and $600,000, the bonus percentage is 5%; for net income between $600,000 and $3,000,000 the bonus percentage is 7%; for net income between $3,000,000 and $5,000,000, the bonus percentage is 6%; for net income between $5,000,000 and $10,000,000, the bonus percentage is 5%; and for net income in excess of $10,000,000, the bonus percentage is 4%.

The bonus is payable in one or more of the following forms: stock options, shares of restricted stock, discounted stock options or cash, as agreed upon by the Company and Mr. Hermelin. Mr. Hermelin is also provided a Company vehicle and an annual allowance up to $10,000 for personal financial planning services. Mr. Hermelin is provided the opportunity to defer up to 50% of his base salary and up to 100% of any bonus during his employment pursuant to the terms of a Deferred Compensation Plan effective January 1,1997. As of March 31, 2007, Mr. Hermelin has not elected to defer any compensation.

Mr. Hermelin is also insured under life insurance policies for which the premium is to be repaid to the Company out of policy proceeds, in accordance with split dollar agreements between the Company and Mr. Hermelin dated July 1, 1990,

November 8, 1991 and June 9, 1999. Mr. Hermelin is entitled to participate in the Company's group life and health insurance programs or other comparable coverage at the Company's expense for the duration of his life.

Upon his retirement, Mr. Hermelin is entitled to receive compensation for consulting services and consideration for complying with certain restrictive covenants, paid in the form of a single life annuity equal to 15% of final average base salary/bonus for each, and retirement benefits in the form of single life annuity payments equal to 30% of final average base salary/bonus. Such payments would be adjusted annually by the greater of CPI or 8% for the longer of 10 years or life, and continue the longer of 10 years or life, payable to his beneficiaries upon his death. Final average base salary/bonus is the average of total salary/bonus paid for the three highest consecutive years in the five-year period ending coincident with the retirement date.

Under the terms of his employment agreement, Mr. Hermelin is entitled to benefits in the event of his termination other than voluntary termination, retirement or termination as a result of death or disability, or if his employment is terminated following a change in control of the Company. Please see "Potential Payments Upon Termination or Change-in-Control" for a description of these benefits.

Based on a recommendation from the Compensation Committee, in 2004 the Board of Directors approved an amendment to the Chief Executive Officer's Employment Agreement extending it to March 31, 2010. The recommendation to extend the agreement was based on the Chief Executive Officer's performance.

In 2004, the Compensation Committee engaged Watson Wyatt, a compensation, employee benefit and human resources consulting firm, to review the terms of Mr. Hermelin's employment agreement to determine if his compensation package and contract terms were fair and reasonable relative to industry standards and comparable peer groups. Watson Wyatt concluded that the sum of the financial components in the employment contract was competitive with the median total direct compensation of comparable peer group companies. While Mr. Hermelin's salary and bonus were high within the group, long-term incentives were low resulting in total compensation below the peer group's median.

In reaching its conclusion, Watson Wyatt compared Mr. Hermelin's compensation to a peer group of 13 companies in the pharmaceutical industry similar in size to the Company. Mr. Hermelin's total direct compensation (base salary, bonus and stock option grants) was between the 25th percentile and median of the peer group. Mr. Hermelin's base salary and bonus were in the top quartile of the peer group, whereas his long-term incentives were below the 25th percentile of the peer group. Watson Wyatt noted that Mr. Hermelin had 31 years experience at the Company and 29 years as the Company's chief executive officer, where the tenures of chief executives in the peer group ranged from one to 21 years with an average of 9.7 years.

Watson Wyatt also concluded that the provisions of Mr. Hermelin's employment contract were within the range of market practices. It pointed out that all provisions were within the market range, such as annual salary increase, the bonus formula, continued medical coverage and certain charitable contributions. Although Watson Wyatt noted that terms providing for retirement consulting arrangements and payments for non-compete covenants were not typical in employment agreements, it pointed out that Mr. Hermelin's tenure was significantly longer than the chief executive officers of the peer companies.

The Compensation Committee also reviewed a Bank of America report on chief executive officers' compensation in the specialty pharmaceutical industry. The Bank of America report reviewed compensation practices of 21 specialty pharmaceutical companies. Based on the report, Mr. Hermelin's then total compensation package of $2.6 million was less than both the median and average total compensation packages of $3.6 million and $4.5 million paid to chief executive officers in the specialty pharmaceutical sector. The study also provided, and the Compensation Committee considered, the mix of cash and non-cash (such as stock options) in chief executive officers' compensation packages, the dilutive effect of stock options granted to chief executive officers, and stock option compensation paid to the peer group chief executive officers.

Other Named Executive Officers

Consistent with the Company's executive compensation program, the other named executive officers have employment agreements (extending from year to year) establishing base levels of compensation, subject to normal compensation reviews and an incentive bonus based on performance.

Chief Financial Officer

The Company has an employment agreement with Gerald R. Mitchell, Vice President and Chief Financial Officer, which was restated and amended in 1994, and which renews for successive 12-month periods unless terminated by the Company or Mr. Mitchell. Mr. Mitchell initially received base compensation of $130,400 in 1994, subject to the Company's normal compensation review. Mr. Mitchell also receives a company vehicle. Mr. Mitchell may be entitled to stock options as provided in a separate stock option agreement.

Under the terms of his employment agreement, Mr. Mitchell was entitled to benefits if his employment was terminated following a change in control of the Company. Please see "Potential Payments Upon Termination or Change-in-Control" for a description of these benefits.

The employment agreement also contains restrictive covenants preventing Mr. Mitchell from competing against the Company or soliciting customers or employees of the Company for a period of 36 months after the end of his employment with the Company.

Mr. Mitchell notified the Company of his intention to retire approximately three years ago in order to allow the Company sufficient time to identify and hire a successor. Effective March 23, 2008, Mr. Mitchell retired from the Company and resigned from the Company's Board of Directors.

Chief Administration Officer

The Company has an employment agreement with David A. Van Vliet, Chief Administration Officer, that commenced on September 29, 2006, continued until March 31, 2007, and automatically renews for successive 12-month periods unless terminated by the Company or Mr. Van Vliet. Mr. Van Vliet received a base salary of $350,000 during fiscal 2007. In addition, Mr. Van Vliet is also entitled to receive an incentive bonus based on his participation in an Incentive Plan, which gives Mr. Van Vliet the opportunity to earn up to 50% of his base salary, based upon certain performance criteria. Mr. Van Vliet had a guaranteed incentive of $72,916 for his first five months of employment. Mr. Van Vliet is also provided with a company vehicle.

Mr. Van Vliet is also eligible to receive stock-based awards under the Company's Incentive Stock Option Plan. He has received a grant of stock options with respect to 100,000 shares of KV Class A Common Stock. Mr. Van Vliet is also eligible to participate in the Company's Profit Sharing and 401(k) Plans.

Under the terms of his employment agreement, Mr. Van Vliet is entitled to benefits if his employment is terminated by the Company without cause or if his employment is terminated following a change of control of the Company. Please see "Potential Payments Upon Termination or Change-in-Control" for a description of these benefits.

The employment agreement also contains restrictive covenants preventing Mr. Van Vliet from competing against the Company or soliciting customers or employees of the Company for a period of 36 months after the end of his employment with the Company.

Vice President, Industry Presence and Development

The Company has an employment agreement with Michael S. Anderson, Vice President, Industry Presence and Development, that commenced on May 23, 1994 and was subsequently amended on May 5, 1997, February 16, 2000, and February 20, 2006 and continues through March 31, 2011, and automatically renews for successive 12-month periods until terminated by the Company or Mr. Anderson. Mr. Anderson's base salary was $332,000 effective February 20, 2006.

Under the terms of his employment agreement, Mr. Anderson is entitled to benefits if his employment is terminated by the Company without cause or if his employment is terminated following a change of control of the Company. Please see "Potential Payments Upon Termination or Change-in-Control" for a description of these benefits.

The employment agreement also contains restrictive covenants preventing Mr. Anderson from competing against the Company or soliciting customers or employees of the Company for a period of 36 months after the end of his employment with the Company.

Chief Executive Officer of ETHEX Corporation

The Company has an employment agreement with Patricia K. McCullough, Chief Executive Officer of ETHEX Corporation, that commenced on January 30, 2006 and continued through April 1, 2007, and automatically renews for successive 12-month periods until terminated by the Company or Ms. McCullough. Ms. McCullough's base salary in fiscal 2007 was $285,000 effective January 30, 2006.

Under the terms of her employment agreement, Ms. McCullough is entitled to benefits if her employment is terminated by the Company. Please see "Potential Payments Upon Termination or Change-in-Control" for a description of these benefits.

The employment agreement also contains restrictive covenants preventing Ms. McCullough from competing against the Company or soliciting customers or employees of the Company for a period of 36 months after the end of her employment with the Company.


   The Impact of Accounting and Tax Treatments on Forms of Compensation Paid

Based on regulations issued by the Internal Revenue Service, the Company has taken the necessary actions to ensure deductibility of performance-based compensation paid to named executive officers. Section 162(m) of the Internal Revenue Code generally disallows a tax deduction to public companies for compensation exceeding $1 million paid to the Chief Executive Officer and any one of the four other most highly compensated executive officers for any fiscal year. Qualifying performance-based compensation is not subject to the limitation if certain requirements are met.

                        INFORMATION AS TO STOCK OPTIONS
                        -------------------------------

The following tables list certain information concerning option exercises and option holdings as of the end of fiscal 2007 of options held by the named executive officers to acquire shares of Class A Common Stock and Class B Common Stock.

                                      Outstanding Equity Awards At Fiscal Year-End
     ------------------------------------------------------------------------------------------------------------------
                                   NUMBER OF             NUMBER
                                  SECURITIES         OF SECURITIES
                                  UNDERLYING          UNDERLYING
                                  UNEXERCISED         UNEXERCISED         OPTION           OPTION       OPTION GRANT
                                  OPTIONS (#)         OPTIONS (#)        EXERCISE        EXPIRATION       DATE FAIR
              NAME                EXERCISABLE        UNEXERCISABLE       PRICE ($)          DATE           VALUE $
     ------------------------------------------------------------------------------------------------------------------
     Marc S. Hermelin            100,000                   0               25.04          5/10/2008       1,061,334



     ------------------------------------------------------------------------------------------------------------------
     Gerald R. Mitchell            2,000               8,000 (1)           19.99         11/01/2015         131,477
                                   5,530                   0                6.70          8/15/2007          28,342
                                   4,705                   0                6.81          8/15/2007          24,610

     ------------------------------------------------------------------------------------------------------------------
     Michael S. Anderson          30,000              45,000 (2)           24.12          3/31/2011         992,977
                                   2,000               3,000 (3)           23.09          5/21/2014          74,824


     ------------------------------------------------------------------------------------------------------------------
     Patricia K. McCullough       10,000              40,000 (4)           24.12          3/31/2016         737,562



     ------------------------------------------------------------------------------------------------------------------
     David A. Van Vliet           10,000              90,000 (5)           23.70         10/05/2016       1,420,320



     ------------------------------------------------------------------------------------------------------------------

(1) Option granted on 11/01/2005 and vests ratably as to 10% per year from date of grant.
(2) Option granted on 3/31/2006 and vests ratably as to 20% per year from date of grant.
(3) Option granted on 5/21/2004 and vests ratably as to 10% per year from date of grant.
(4) Option granted on 3/31/2006 and vests ratably as to 10% per year from date of grant.
(5) Option granted on 10/05/2006 and vests ratably as to 10% per year from date of grant.

                                Option Exercises and Stock Vested
        ------------------------------------------------------------------------------------
                                                        NUMBER OF              VALUE
                                                         SHARES               REALIZED
                                                       ACQUIRED ON               ON
                          NAME                          EXERCISE              EXERCISE
                                                           (#)                  (a)
        ------------------------------------------------------------------------------------
                    Marc S. Hermelin                     96,450               $561,050
        ------------------------------------------------------------------------------------
                  Michael S. Anderson                     3,375                 63,754
        ------------------------------------------------------------------------------------

           ---------------------
        (a) Value realized on exercise is determined based on the difference between the market price of the stock on the date of exercise and the exercise price. Shares acquired on exercise of stock options are subject to a two-year forfeiture period, during which time they cannot be sold.

                                            PENSION PLANS
                                            -------------

                                                               Present Value of                 Payments During
        Name                   Plan Name                       Accumulated Benefit              Last Fiscal Year
        ----                   ---------                       -------------------              ----------------
        MARC S. HERMELIN       K-V PHARMACEUTICAL COMPANY      $6,318,529                        $0
                               NON-QUALIFIED RETIREMENT PLAN

Under the terms of his Employment Agreement, Mr. Hermelin is entitled to receive retirement compensation paid in the form of a single life annuity equal to 30% of his final average compensation payable each year at the beginning of retirement and continuing for the longer of ten years or life. Final average compensation is based on the highest compensation (including bonuses) earned during the three consecutive years of the five year period ending immediately prior to the retirement date. The present value of the accumulated benefit assumes retirement at age 75, a 10% annual increase in the Company's net income for purposes of estimating future non-equity incentive payments, and a 6% discount rate. If Mr. Hermelin were to retire at age 65 (his age at the end of fiscal year 2007) the present value of the accumulated benefit would increase to $14,408,000.

In addition, the Employment Agreement entitles Mr. Hermelin to consulting compensation for up to 300 hours annually and additional compensation in consideration for complying with certain restrictive covenants each equal to 15% of final average compensation payable in the form of a single life annuity for the longer of ten years or life.

Retirement expense is recognized under the requirements of APB 12. Under APB 12, to the extent the terms of the contract attribute all or a portion of the expected future benefits to a period of service greater than one year, the cost of those benefits are accrued over that period of the employee's service in a systematic and rational manner. The method used for this calculation allocates expense to each year as the difference between the present value of accrued benefits (based upon updated compensation and discount rates) at the end of the fiscal year and the beginning of the fiscal year. The present value of the accumulated benefit is unfunded.

There are no defined benefit arrangements for the other named executive officers.

Potential Payments upon Termination or Change-in-Control
--------------------------------------------------------

Certain of the Company's named executive officers are entitled, pursuant to employment agreements, to benefits upon termination of employment or termination of employment after a change of control of the Company. The following discussion provides information with respect to payments to which named executive officers are entitled upon termination of employment or following termination resulting from a change in control of the Company. The dollar amounts described below assume that the triggering event for each named executive officer occurred at March 31, 2007, the last day of the Company's last completed fiscal year. For additional discussion regarding employment agreements with named executive officers, including discussion of conditions and obligations applicable to the receipt of the payments described below, see "Employment Arrangements with Named Executive Officers" above under the heading "Compensation Discussion and Analysis."

Under the terms of his employment agreement, Mr. Hermelin is entitled to benefits if his employment with the Company is terminated other than as a result of a voluntary termination, his retirement or his termination as a result of death or disability or if his employment is terminated following a change of control of the Company.

In the event of his termination other than voluntary termination, retirement or termination as a result of death or disability, Mr. Hermelin is entitled to receive an amount equal to his then base salary and 36 monthly payments equal to 75% of his last monthly base salary. In addition, all stock options would become immediately vested and available for exercise up to two years following termination. Assuming that Mr. Hermelin's employment was terminated as of March 31, 2007, the value of these benefits would be:

      Base salary                                        $1,281,764
      Undiscounted value of 36 monthly payments           2,883,969
                                                         ----------
      Total value                                        $4,165,733
                                                         ==========

In the event of a termination following a change of control of the Company, Mr. Hermelin has the right to elect to receive either the payments described above or a lump sum cash payment equal to 2.5 times his base salary, bonus payments over the 30 months following termination as if he had continued in his position, acceleration of stock options, employee benefits for 30 months following termination and unconditional retirement compensation equal to 60% of his final average compensation payable in the form of a single life annuity. In addition, Mr. Hermelin is entitled to a gross-up payment for any payments made for a termination following a change of control that would be considered excess parachute payments under Section 280G(b) and subject to the excise tax imposed by Section 4999 of the Internal Revenue Code. Assuming that Mr. Hermelin's employment was terminated as of March 31, 2007 following a change of control, the value of these benefits to Mr. Hermelin would be approximately $33,302,935 calculated as follows:

            2.5x BASE SALARY                             $ 3,204,410
            BONUS (a)                                      5,830,682
            ACCELERATION OF STOCK OPTIONS (b)                      -
            RETIREMENT COMPENSATION (c)                   21,371,000
            EMPLOYEE BENEFITS (d)                            235,793
            TAX GROSS-UP FOR SECTION 280G
            PAYMENTS (e)                                   2,661,050
                                                         -----------
              TOTAL VALUE                                $33,302,935
                                                         ===========



            (a) Represents the total amount of estimated bonuses to be paid over the 30 months following termination assuming a 10% annual increase in net income for each of the fiscal years 2008 and 2009, which are the years included in the 30 month period following the triggering event. The bonus for the fiscal year ended March 31, 2007 is excluded from the table as the triggering event is assumed to have occured on the last day of the performance period and thus the pay out would be the same as if the termination had not occurred.
            (b)  Mr. Hermelin currently has no unvested stock options.
            (c) Represents the present value of the accumulated benefit assuming Mr. Hermelin retired on March 31, 2007.
            (d) Represents the benefits to be paid to Mr. Hermelin including car allowance, 401(k) match, group term insurance, disability insurance, medical benefits and financial services allowance, over the 30 months following termination assuming no increase in cost over the cost incurred for the 12 months ended March 31, 2007.
            (e) Represents the tax reimbursement needed to provide the benefit outlined in the employment agreement related to the excise tax imposed by Internal Revenue Code Section 4999 with respect to excess parachute payments computed under Internal Revenue Code Section 280 G(b).


Under the terms of his employment agreement, Mr. Mitchell is entitled to benefits if his employment is terminated following a change of control of the Company. In this situation, Mr. Mitchell would receive one and one-half times his base salary, bonus payments over the next 18 months as if he had continued in his position, acceleration of stock options and employee benefits for 24 months. Assuming that Mr. Mitchell's employment was terminated as of March 31, 2007 following a change of control, the value of these benefits to Mr. Mitchell would be approximately $425,383 calculated as follows:

            1.5x BASE SALARY                               $312,789
            BONUS (a)                                        75,000
            ACCELERATION OF STOCK OPTIONS (b)                11,060
            EMPLOYEE BENEFITS (c)                            26,534
                                                           --------
              TOTAL VALUE                                  $425,383
                                                           ========

            (a) Represents estimated bonus to be paid assuming an annual bonus continuing at $50,000 prorated over 18 months.
            (b) Represents the aggregate value of the acceleration of unvested stock options based on the spread between the closing price of our Class A Common Stock on March 31, 2007 of $24.73 and the exercise price of the option.
            (c) Represents the benefits to be paid to Mr. Mitchell including car allowance, 401(k) match, group term insurance and medical benefits, over the next 24 months assuming no increase in cost over the cost incurred for the 12 months ended March 31, 2007.

Under the terms of his employment agreement, Mr. Anderson is entitled to benefits if his employment is terminated by the Company without cause or if his employment is terminated following a change of control of the Company.

In the event of involuntary termination, except for cause, Mr. Anderson is entitled to receive severance pay equal to one half of his annual salary payable in 12 equal installments, 12 months of continued medical, disability and term life insurance coverage and acceleration of unvested stock options to be immediately exercisable. Assuming that Mr. Anderson's employment was terminated as of March 31, 2007, the value of these benefits would be approximately $200,465 calculated as follows:

            0.5x BASE SALARY                                       $166,000
            ACCELERATION OF STOCK OPTIONS (a)                        32,370
            EMPLOYEE BENEFITS (b)                                     2,095
                                                                   --------
              TOTAL VALUE                                          $200,465
                                                                   ========

            (a) Represents the aggregate value of the acceleration of unvested stock options based on the spread between the closing price of our Class A Common Stock on March 31, 2007 of $24.73 and the exercise price of the option.
            (b) Represents the benefits paid for Mr. Anderson including group term insurance, disability insurance and medical benefits.

In the event of a termination following a change of control of the Company, Mr. Anderson is entitled to receive severance pay equal to 1.5 times base compensation plus any bonus that would be payable to him for 18 months following termination, and continued medical benefits for 24 months. In addition, any outstanding stock options will fully vest and remain exercisable for 90 days following termination. Assuming that Mr. Anderson's employment was terminated as of March 31, 2007 following a change of control, the value of these benefits to Mr. Anderson would be approximately $691,434 calculated as follows:

            1.5x BASE SALARY                                       $498,000
            BONUS (a)                                               149,400
            ACCELERATION OF STOCK OPTIONS (b)                        32,370
            EMPLOYEE BENEFITS (c)                                    11,664
                                                                   --------
            TOTAL VALUE                                            $691,434
                                                                   ========

            (a) Represent estimated bonus to be paid assuming an annual bonus of 30% of his base salary prorated over 18 months.
            (b) Represents the aggregate value of the acceleration of unvested stock options based on the spread between the closing price of our Class A Common Stock on March 31, 2007 of $24.73 and the exercise price of the option.
            (c) Represents the benefits to be paid to Mr. Anderson including group term life insurance and medical benefits over the next 24 months assuming no increase in cost over the cost incurred for the 12 months ended March 31, 2007.

Under the terms of his employment agreement, Mr. Van Vliet is entitled to benefits if his employment is terminated by the Company without cause or if his employment is terminated following a change of control of the Company. In either case, Mr. Van Vliet is entitled to receive severance pay equal to his annual base salary in effect at the date of termination, continued benefits over the 12 month period and acceleration of unvested stock options to become immediately exercisable. Assuming that Mr. Van Vliet's employment was terminated as of March 31, 2007 either by the Company without cause or following a change of control of the Company, the value of these benefits would be approximately $433,692 calculated as follows:

            ANNUAL BASE SALARY                                     $350,000
            ACCELERATION OF STOCK OPTIONS (a)                        82,400
            EMPLOYEE BENEFITS (b)                                     1,292
                                                                   --------
            TOTAL VALUE                                            $433,692
                                                                   ========

            (a) Represents the aggregate value of the acceleration of unvested stock options based on the spread between the closing price of our Class A Common Stock on March 31, 2007 of $24.73 and the exercise price of the option.



            (b) Represents the benefits to be paid to Mr. Van Vliet including 401(k) match, group term life insurance and medical benefits over the next 12 months assuming no increase in cost over the cost incurred for the 12 months ended March 31, 2007.

Patricia K. McCullough's employment agreement with the Company does not contain provisions related to severance or change of control. Ms. McCullough is entitled to 120 days' notice of termination and is entitled to receive her normal compensation for such period, even if the Company exercises its option to request that Ms. McCullough not work during the notice period. Except for this situation, Ms. McCullough is only entitled to benefits upon termination or upon a change of control of the Company that are generally available to the Company's salaried employees.

                       COMPENSATION COMMITTEE INTERLOCKS
                          AND INSIDER PARTICIPATION;
              TRANSACTIONS WITH DIRECTORS AND EXECUTIVE OFFICERS

Since June 2004, the Compensation Committee of the Board of Directors has deliberated and taken any required actions regarding the compensation of the Company's executive officers and reviewed the compensation process for the entire Company.

Victor M. Hermelin, the founder and Chairman Emeritus of the Company and father of Marc S. Hermelin, received a salary, consulting fees, royalties and other compensation of $133,904, $145,566, $189,699 and $8,896, respectively.

Marc S. Hermelin, the Chairman and Chief Executive Officer of the Company, is a partner in a partnership that leases certain real property to the Company. Lease payments made by the Company to the partnership for this property during fiscal year 2007 totaled $295,734.

David S. Hermelin, the son of Marc S. Hermelin and grandson of Victor M. Hermelin, is a director and is employed by the Company as Vice President, Corporate Strategy and Operations Analysis. Pursuant to the terms of his employment agreement with the Company, for fiscal year 2007, David S. Hermelin received a salary, earned incentive and other compensation of $254,610, $88,900 and $2,795, respectively, from the Company. In addition, Mr. Hermelin exercised options during the fiscal year with a realized value of $61,478. Realized value is based on the difference between the market price of the stock on the date of exercise and the exercise price.

Sarah R. Weltscheff is employed by the Company as Senior Vice President, Human Resource Management and Corporate Communications. Ms. Weltscheff and Marc S. Hermelin are married under religious law. For fiscal 2007, Ms. Weltscheff received a salary, earned incentive and other compensation of $293,808, $115,000, and $8,087, respectively, from the Company. In addition, Ms. Weltscheff exercised options during the fiscal year with a realized value of $1,309,515. Realized value is based on the difference between the market price of the stock on the date of exercise and the exercise price.

COMPENSATION COMMITTEE REPORT
-----------------------------

In fulfilling its oversight responsibilities with respect to the Compensation Disclosure and Analysis included in this Proxy Statement the Compensation Committee, among other things, has:


     * reviewed and discussed the Compensation Disclosure and Analysis with management; and

     * following such review, the Compensation Committee approved the inclusion of such Compensation Disclosure and Analysis in this proxy statement.


                                     Respectfully submitted,

                                     THE COMPENSATION COMMITTEE OF THE BOARD OF
                                     DIRECTORS OF K-V PHARMACEUTICAL COMPANY
                                     Jonathon E. Killmer, Chairman
                                     Norman D. Schellenger, Member


NOTWITHSTANDING ANYTHING SET FORTH IN ANY OF OUR PREVIOUS FILINGS UNDER THE SECURITIES ACT OF 1933 OR THE SECURITIES EXCHANGE ACT OF 1934 THAT MIGHT INCORPORATE FUTURE FILINGS, INCLUDING THIS PROXY STATEMENT, IN WHOLE OR IN PART, THE PRECEDING REPORT SHALL NOT BE DEEMED INCORPORATED BY REFERENCE IN ANY SUCH FILINGS.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS


                SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                -----------------------------------------------

     The following table sets forth information as of January 15, 2008, with respect to each person known by the Company to be the beneficial owner of more than 5% of the outstanding shares of our Class A or Class B Common Stock in addition to those holders listed under "Security Ownership of Management."

        NAME AND ADDRESS                                                  AMOUNT AND NATURE       PERCENT OF            PERCENT OF
        OF BENEFICIAL OWNER                    TITLE OF CLASS            OF BENEFICIAL OWNER        CLASS A               CLASS B
        -------------------                    --------------            -------------------        --------              -------

        Neuberger Berman, Inc. (1)             Class A
        605 Third Avenue                       Common Stock                   4,884,241               13.9%                  --%
        New York, NY  10158


        Lord, Abbett & Co. LLC (2)             Class A
        90 Hudson Street                       Common Stock                   2,659,888               7.18%                  --%
        11th Floor
        Jersey City, NJ 07302

----------------------------
(1) As reflected on the Schedule 13G dated February 12, 2008, filed by Neuberger Berman, Inc. ("NBI"). Shares reported by NBI were reported as being beneficially owned by its subsidiaries, Neuberger Berman, LLC, Neuberger Berman Management Inc., and Neuberger Berman Equity Funds of which Neuberger Berman, LLC serves as sub advisor and Neuberger Berman Management Inc. serves as investment manager. NBI reported sole voting power of 255,647 Class A shares; shared voting power of 3,474,643 Class A shares; no sole dispositive power; and shared dispositive power of 4,884,241 Class A shares.

(2) As reflected on the Schedule 13G dated February 14, 2008, filed by Lord, Abbett & Co. LLC ("Lord Abbett"). Lord Abbett reported sole voting power of 2,487,176 Class A shares, no shared voting power, sole dispositive power of 2,659,888 Class A shares, and no shared dispositive power.

                       SECURITY OWNERSHIP OF MANAGEMENT
                       --------------------------------

Under regulations of the Securities and Exchange Commission, persons who have power to vote or to dispose of our shares, either alone or jointly with others, are deemed to be beneficial owners of those shares. The following table shows, as of January 15, 2008, the beneficial ownership of (1) each of the executive officers named in the Summary Compensation Table, (2) each present director and nominee for director of the Company and (3) all present directors and executive officers as a group of all of our shares of Class A Common Stock and Class B Common Stock. Unless otherwise noted, voting and dispositive power relating to the shares described below is exercised solely by the listed beneficial owner. The individuals named have furnished this information to us.

                                               AMOUNT OF                            AMOUNT OF
                                              BENEFICIAL                            BENEFICIAL
                                              OWNERSHIP-         PERCENT OF         OWNERSHIP-         PERCENT OF
          NAME AND ADDRESS                 CLASS A STOCK (a)     CLASS A (b)    CLASS B STOCK (a)     CLASS B (b)
          ----------------                 -----------------     -----------    -----------------     -----------
Shares beneficially attributed to
Marc S. Hermelin pursuant to trusts:

     Lawrence Brody and Marc S.             1,270,560 (c)             3.4%        2,077,312 (c)           17.0%
     Hermelin, Trustees
     One Metropolitan Square
     St. Louis, MO 63101

     Lawrence Brody, Arnold L.              1,212,284 (d)             3.2%        2,082,375 (d)           17.0%
     Hermelin and Marc S.
     Hermelin, Trustees
     One Metropolitan Square
     St. Louis, MO 63101

     Lawrence Brody, Marc S.                1,647,994 (e)             4.4%        2,637,085 (e)           21.6%
     Hermelin and David S.
     Hermelin, Trustees
     One Metropolitan Square
     St. Louis, MO 63101

Marc S. Hermelin, individually owned          218,677                 0.6%        1,316,613 (h)           10.8%

           Total shares attributable        4,349,515                11.6%        8,113,385               66.4%
           to Marc S. Hermelin

Shares beneficially attributed to
David S. Hermelin pursuant to a trust:

     Lawrence Brody, Marc S.                1,647,994 (e)             4.4%        2,637,085 (e)           21.6%
     Hermelin and David S.
     Hermelin, Trustees
     One Metropolitan Square
     St. Louis, MO 63101



                                               AMOUNT OF                            AMOUNT OF
                                              BENEFICIAL                            BENEFICIAL
                                              OWNERSHIP-         PERCENT OF         OWNERSHIP-         PERCENT OF
          NAME AND ADDRESS                 CLASS A STOCK (a)     CLASS A (b)    CLASS B STOCK (a)     CLASS B (b)
          ----------------                 -----------------     -----------    -----------------     -----------
David S. Hermelin, individually owned          15,375                  *             92,875                 *

Total shares attributable                   1,663,369                 4.4%        2,709,960               22.1%
           to David S. Hermelin

Gerald R. Mitchell                             58,125 (g)              *             77,625                 *

Jean M. Bellin                                  1,500                  *              9,500                 *

Norman D. Schellenger                           1,500                  *              2,000                 *

Kevin S. Carlie                                 5,300                  *             15,500                 *

Terry B. Hatfield                               1,500                  *              6,000                 *

David A. Van Vliet                             21,500                  *              6,000                 *

Jonathon E. Killmer                             1,000                 ---             2,000                 *

Patricia K. McCullough                         10,000                  *                ---                ---

Michael S. Anderson                            80,100                  *                ---                ---

Jerald J. Wenker                                  ---                 ---               ---                ---

All current directors and executive         6,193,409 (f)            16.4%       10,941,970 (f)           89.4%
officers as a group (18 individuals)

---------------------
*    Less than one percent

(a) Includes the following shares that were not owned by the persons listed but which could be purchased from the Company under options exercisable currently or within 60 days after January 15, 2008.


                                                           SHARES OF CLASS A         SHARES OF CLASS B
                                                             COMMON STOCK               COMMON STOCK
                                                             ------------               ------------
         Marc S. Hermelin ...................                  100,000                        ---
         David S. Hermelin...................                      ---                     40,000
         Gerald R. Mitchell..................                    3,000                        ---
         Jean M. Bellin......................                    1,500                      9,500
         Norman D. Schellenger...............                    1,500                      2,000
         Kevin S. Carlie.....................                    5,300                      2,450
         Terry B. Hatfield...................                    1,500                      6,000
         David A. Van Vliet..................                   20,000                      6,000
         Jonathon E. Killmer.................                      ---                      2,000
         Patricia K. McCullough..............                   10,000                        ---
         Michael S. Anderson.................                   32,001                        ---



(b) In determining the percentages of shares deemed beneficially owned by each director and officer listed herein, the exercise of all options held by each person that are currently exercisable or will become exercisable within 60 days of January 15, 2008, is assumed.

(c) These shares are held in an irrevocable trust created by another party, the beneficiary of which is Anne S. Kirschner.

(d) These shares are held in an irrevocable trust created by another party, the beneficiary of which is Arnold L. Hermelin.

(e) These shares are held in two irrevocable trusts created by another party, the beneficiaries of which are Marc S. Hermelin (as to 1,112,869 shares of Class A Common Stock, of which 189,716 shares are held as security for a loan and 1,614,460 shares of Class B Common Stock) and Minnette Hermelin, the mother of Marc S. Hermelin (as to 535,125 shares of Class A Common Stock, of which 56,250 shares are held as security for a loan and 1,022,625 shares of Class B Common Stock). Mrs. Hermelin passed away on December 31, 2007.

(f) All of such shares are owned, or represented by shares purchasable as set forth in footnote (a). In determining the percentage of shares deemed beneficially owned by all directors and executive officers as a group, the exercise of all options held by each person which are currently exercisable or exercisable within 60 days of January 15, 2008, is assumed. For such purposes, 37,708,248 shares of Class A Common Stock and 12,233,802 shares of Class B Common Stock are assumed to be outstanding.

(g) These shares include 22,635 shares beneficially owned by the officer listed herein, but constructively owned by relatives residing in his home. In addition, includes 11,475 shares held as security for a loan.

(h)  Includes 464,891 shares which are held as security for a loan.

         In addition to the 37,708,248 shares of Class A Common Stock outstanding as of January 15, 2008, 40,000 shares of the 7% Preferred Stock are issued and outstanding. Each share of 7% Preferred Stock is convertible into Class A Common Stock at a ratio of 8.4375 shares of Class A Common Stock for each share of 7% Preferred Stock. Other than as required by law, the 7% Preferred Stock has no voting rights. If all shares of the 7% Preferred Stock were converted, the aggregate voting power thereof would be equivalent to the voting power of 16,875 shares of Class B Common Stock.

         In addition, all holders of Class B Common Stock have the right, at any time, to convert their Class B Common Stock into Class A Common Stock on a share-for-share basis. If all shares of Preferred Stock and all shares of Class B Common Stock were converted into Class A Common Stock, 50,279,550 shares of Class A Common Stock would be outstanding, and each person included in the previous table would hold the number of shares of Class A Common Stock equal to the number of shares of Class B Common Stock listed in the table plus the number of shares of Class A Common Stock listed in the table, which includes options exercisable by all directors and executive officers currently or within 60 days after January 15, 2008.

         In addition, the Company issued $200.0 million principal amount of Convertible Subordinated Notes due 2033 ("the Notes") that are convertible, under certain circumstances, into shares of our Class A Common Stock at a conversion price of $23.01 per share, subject to possible adjustment. At the current conversion price, the Notes are convertible into 8,691,880 shares of Class A Common Stock.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR
         -----------------------------------------------------------
         INDEPENDENCE
         ------------

                    DETERMINATION OF DIRECTOR INDEPENDENCE
                    --------------------------------------

         Under the rules of the New York Stock Exchange ("NYSE"), a director of the Company only qualifies as "independent" if our Board of Directors affirmatively determines that the director has no material relationship with the Company (either directly or as a partner, shareholder or officer of an organization that has a relationship with the Company). Our Board of Directors has established guidelines to assist it in determining whether a director has a material relationship with the Company. Under these guidelines, a director is not considered to have a material relationship with the Company if he or she does not meet any of the exceptions for determining independence under Section 303A.02 of the NYSE Listed Company Manual.

         Our Board of Directors has determined that Messrs. Schellenger, Killmer, Carlie, Bellin and Hatfield are "independent" as determined under Section 303A.02 of the NYSE Listed Company Manual.

         Since June 2004, the Compensation Committee of the Board of Directors has deliberated and taken any required actions regarding the compensation of the Company's executive officers and reviewed the compensation process for the entire Company.

         Victor M. Hermelin, the founder and Chairman Emeritus of the Company and father of Marc S. Hermelin, received a salary, consulting fees, royalties and other compensation of $133,904, $145,566, $189,699 and $8,896, respectively.

         Marc S. Hermelin, the Chairman and Chief Executive Officer of the Company, is a partner in a partnership that leases certain real property to the Company. Lease payments made by the Company to the partnership for this property during fiscal year 2007 totaled $295,734.

         David S. Hermelin, the son of Marc S. Hermelin and grandson of Victor
         M. Hermelin, is a director and is employed by the Company as Vice President, Corporate Strategy and Operations Analysis. Pursuant to the terms of his employment agreement with the Company, for fiscal year 2007, David S. Hermelin received a salary, earned incentive and other compensation of $254,610, $88,900 and $2,795, respectively, from the Company. In addition, Mr. Hermelin exercised options during the fiscal year with a realized value of $61,478. Realized value is based on the difference between the market price of the stock on the date of exercise and the exercise price.

         Sarah R. Weltscheff is employed by the Company as Senior Vice President, Human Resource Management and Corporate Communications. Ms. Weltscheff and Marc S. Hermelin are married under religious law. For fiscal 2007, Ms. Weltscheff received a salary, earned incentive and other compensation of $293,808, $115,000, and $8,087, respectively, from the Company. In addition, Ms. Weltscheff exercised options during the fiscal year with a realized value of $1,309,515. Realized value is based on the difference between the market price of the stock on the date of exercise and the exercise price.

              PROCEDURES FOR APPROVING RELATED PARTY TRANSACTIONS
              ---------------------------------------------------

         Pursuant to the written policies and procedures adopted by the Board of Directors of the Company (the "Related Party Transaction Guidelines"), the Nominating and Corporate Governance Committee is responsible for reviewing, approving and ratifying all related party transactions. A related party transaction is any transaction in which the Company is a party, and in which an executive officer, director, nominee for director, a shareholder owning 5% or more of the Company's securities or any of such person's immediate family members, is a party or is known by the Company to have a direct or indirect material benefit. In cases where a member of the Nominating and Corporate Governance Committee is a party to the related party transaction, such member shall not participate in approving the transaction. Compensation paid to related parties or their immediate family members need not be approved if (1) the total compensation amount is less than $120,000 a year, or (2) the compensation has otherwise been approved by the Compensation Committee or the Board of Directors.

         In determining whether a related party transaction is in, or not opposed to, the Company's best interest, the Nominating and Corporate Governance Committee may consider any factors deemed relevant or appropriate, including (but not be limited to):

         *  whether there are any actual or apparent conflicts of interest;

         *  the nature, size or degree of those conflicts;

         *  whether such conflicts may be mitigated;

         * the potential benefits and detriments to the Company of such related party transaction;

         * whether the nature or terms of the related party transaction are unusual; and

         *  whether steps have been taken to ensure fairness to the Company.

         In making its decision, the Nominating and Corporate Governance Committee may consider the Company's compliance officer's written recommendation as to issues raised under the Company's Standard of Business Ethics Policy. In addition, the Nominating and Corporate Governance Committee may seek such additional information as it deems necessary, including, without limitation, any other legal or expert advice considered appropriate. All transactions above were approved under the Company's related party transfer guidelines.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
         --------------------------------------

         The following table sets forth the amount of audit fees, audit-related fees, tax fees and all other fees billed or expected to be billed by KPMG LLP, the Company's current independent registered public accounting firm, for the fiscal years ended March 31, 2007 and March 31, 2006, respectively:

                                                                     MARCH 31, 2007     MARCH 31, 2006
                                                                     --------------     --------------
                         Audit Fees (1)                                $1,995,000        $    600,000
                      Audit-Related Fees                                        -                   -
                                                                       ----------        ------------
                            Total Fees                                 $1,995,000        $    600,000
                                                                       ==========        ============

                      ---------------

         (1) Includes fees for professional services rendered in connection with the audit of our consolidated financial statements and internal control over financial reporting and the review of consolidated financial statements included in our Forms 10-Q for the related annual period.


         PRE-APPROVAL POLICIES AND PROCEDURES

         The Audit Committee has adopted a policy that requires advance approval of all audit, audit-related, tax services, and other services provided to the Company by the independent registered public accounting firm. The policy provides for pre-approval by the Audit Committee of specifically defined audit and non-audit services. Unless the specific service has been previously pre-approved with respect to that year, the Audit Committee must approve the permitted service before the independent registered public accounting firm is engaged to perform it. The Audit Committee has delegated to the Chair of the Audit Committee authority to approve permitted services provided that the Chair reports any decisions to the Committee at its next scheduled meeting. The Audit Committee approved all audit and non-audit services provided by the independent registered public accounting firm for fiscal 2007. The Audit Committee, after review and discussion with KPMG LLP of the Company's pre-approval policies and procedures, determined that the provision of these services in accordance with such policies and procedures was compatible with maintaining KPMG LLP's independence.

                                    PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
         ---------------------------------------

(a)      1. Financial Statements:                                                         Page
         The following consolidated financial statements of the Company are included in Part II, Item 8:

         Report of Independent Registered Public Accounting Firm........................       78

         Consolidated Balance Sheets as of March 31, 2007 and 2006 .....................       79

         Consolidated Statements of Income for the Years Ended
         March 31, 2007, 2006 and 2005..................................................    80-81

         Consolidated  Statements of Comprehensive Income for
         the Years Ended March 31, 2007, 2006 and 2005..................................       82

         Consolidated Statements of Shareholders' Equity for
         the Years Ended March 31, 2007, 2006 and 2005..................................       83

         Consolidated Statements of Cash Flows for the Years
         Ended March 31, 2007, 2006 and 2005............................................       84

         Notes to Financial Statements..................................................   85-129

         Report of Independent Registered Public Accounting Firm........................  130-131

         Controls and Procedures........................................................      132

         Management's Report on Internal Control over
         Financial Reporting............................................................  132-134

         Changes in Internal Control over Financial Reporting...........................      133

         Evaluation of Disclosure Controls and Procedures...............................      133

         Remediation Activities.........................................................      134

         Other Information..............................................................      135

         2. Financial Statement Schedules:

         Schedule II - Valuation and Qualifying Accounts................................      166

         Exhibits. See Exhibit Index on pages 167 through 172 of this Report.
         Management contracts and compensatory plans are designated on the
         Exhibit Index.

         Consent of Independent Registered Public Accounting Firm.......................      174

                                  SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                 K-V PHARMACEUTICAL COMPANY


Date:    March 25, 2008                          By       /s/  Marc S. Hermelin
      ------------------------------               ------------------------------------------------
                                                     Chairman of the Board and
                                                     Chief Executive Officer
                                                     (Principal Executive Officer)


Date:    March 25, 2008                          By       /s/  Ronald J. Kanterman
      ------------------------------               ------------------------------------------------
                                                     Vice President and Chief Financial Officer
                                                     (Principal Financial Officer)


Date:    March 25, 2008                          By      /s/ Richard H. Chibnall
      ------------------------------                -----------------------------------------------
                                                     Vice President, Finance
                                                     (Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on the dates indicated by the following persons on behalf of the Company and in their capacities as members of the Board of Directors of the Company:

Date:    March 25, 2008                          By       /s/  Marc S. Hermelin
      ------------------------------               ------------------------------------------------
                                                     Marc S. Hermelin


Date:    March 25, 2008                          By       /s/  Norman D. Schellenger
      ------------------------------               ------------------------------------------------
                                                     Norman D. Schellenger


Date:    March 25, 2008                          By       /s/  Kevin S. Carlie
      ------------------------------               ------------------------------------------------
                                                     Kevin S. Carlie


Date:    March 25, 2008                          By       /s/  Jonathon E. Killmer
      ------------------------------               ------------------------------------------------
                                                     Jonathon E. Killmer


Date:    March 25, 2008                          By       /s/  Jean M. Bellin
      ------------------------------               ------------------------------------------------
                                                     Jean M. Bellin


Date:    March 25, 2008                          By       /s/  Terry B. Hatfield
      ------------------------------               ------------------------------------------------
                                                     Terry B. Hatfield


Date:    March 25, 2008                          By       /s/  David S. Hermelin
      ------------------------------               ------------------------------------------------
                                                     David S. Hermelin

                                                   SCHEDULE II
                                        VALUATION AND QUALIFYING ACCOUNTS

                                                                   ADDITIONS
                                                BALANCE AT        CHARGED TO         AMOUNTS           BALANCE
                                                 BEGINNING         COSTS AND       CHARGED TO          AT END
                                                  OF YEAR          EXPENSES         RESERVES           OF YEAR
                                                  -------          --------         --------           -------
                                                                       (in thousands)
Year Ended March 31, 2005:
Allowance for doubtful accounts............    $         402    $         235     $         176    $          461
Reserves for sales allowances (as restated)           19,458          133,751           133,067            20,142
Inventory obsolescence.....................            1,002            3,182             2,891             1,293
                                               -------------    -------------     -------------    --------------
                                               $      20,862    $     137,168     $     136,134    $       21,896
                                               =============    =============     =============    ==============

Year Ended March 31, 2006:
Allowance for doubtful accounts............    $         461    $         (49)    $          15    $          397
Reserves for sales allowances (as restated)           20,142          154,662           146,107            28,697
Inventory obsolescence.....................            1,293            4,215             3,808             1,700
                                               -------------    -------------     -------------    --------------
                                               $      21,896    $     158,828     $     149,930    $       30,794
                                               =============    =============     =============    ==============

Year Ended March 31, 2007:
Allowance for doubtful accounts............    $         397    $         320     $           1    $          716
Reserves for sales allowances..............           28,697(1)       148,822           146,238            31,281
Inventory obsolescence.....................            1,700           11,979             4,650             9,029
                                               -------------    -------------     -------------    --------------
                                               $      30,794    $     161,121     $     150,889    $       41,026
                                               =============    =============     =============    ==============

(1) As restated.

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

    3(k) Amendment to Bylaws of the Company, effective March 17, 1992, which was filed as Exhibit 4(k) to the Company's Registration Statement on Form S-3 (Registration Statement No. 333-87402), filed May 1, 2002, is incorporated herein by this reference.

    3(l) Amendment to Bylaws of the Company, effective November 18, 1992, which was filed as Exhibit 4(l) to the Company's Registration Statement on Form S-3 (Registration Statement No. 333-87402), filed May 1, 2002, is incorporated herein by this reference.

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

    3(o) Amendment to Bylaws of the Company, effective June 28, 2004, which was filed as Exhibit 3(o) to the Company's Annual Report on Form 10-K for the year ended March 31, 2006, is incorporated herein by this reference.

    3(p) Amendment to Bylaws of the Company, effective June 28, 2004, which was filed as Exhibit 3(p) to the Company's Annual Report on Form 10-K for the year ended March 31, 2006, is incorporated herein by this reference.

    3(q) Amendment to Bylaws of the Company, effective November 30, 2007, which was filed as Exhibit 99 to the Company's Current Report on Form 8-K, filed December 31, 2007, is incorporated herein by this reference.

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

    4(f) Second Amendment to Amended and Restated Loan Agreement, dated March 20, 2006 between the Company and its subsidiaries, LaSalle National Bank Association and
                 Citibank, F.S.B., which was filed as Exhibit 4(f) to the Company's Annual Report on Form 10-K for the year ended March 31, 2006, is incorporated herein by this reference.

    4(g) Credit Agreement, dated as of June 9, 2006, among the Company and its subsidiaries, LaSalle Bank National Association, Citibank, F.S.B. and the other lenders thereto, which was filed as Exhibit 4(g) to the Company's Annual Report on Form 10-K for the year ended March 31, 2006, is incorporated herein by this reference.

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

    10(h)* Agreement between the Company and Marc S. Hermelin, dated December 16, 1996, with supplemental letter attached, which was filed as Exhibit 10(z) to the Company's Annual Report on Form 10-K for the year ended March 31, 1997, is incorporated herein by this reference.

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

    10(l)* Amendment, dated December 2, 1999, to Employment Agreement between the Company and Marc S. Hermelin, which was filed as
                 Exhibit 10(ii) to the Company's Annual Report on Form 10-K for the year ended March 31, 2000, is incorporated by this reference.

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

    10(q) Stock Option Agreement dated as of May 30, 2003, granting a stock option to Marc S. Hermelin, which was filed as Exhibit 10(yy) to the Company's Annual Report on Form 10-K for the year ended March 31, 2004, is incorporated herein by this reference.

    10(r)* Amendment, dated November 5, 2004, to Employment Agreement between the Company and Marc S. Hermelin, which was filed as
                 Exhibit 10(a) to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, is incorporated herein by this reference.

    10(s)* K-V Pharmaceutical 2001 Incentive Stock Option Plan, which was filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed November 22, 2005, is incorporated by this reference.

    10(t)* Form of 2001 Incentive Stock Option Plan Award Agreement for Employees, which was filed as Exhibit 10.2 to the Company's Current Report on Form 8-K filed November 22, 2005, is incorporated by this reference.

    10(u)* Form of 2001 Incentive Stock Option Plan Award Agreement for Directors, which was filed as Exhibit 10.3 to the Company's Current Report on Form 8-K filed November 22, 2005, is incorporated by this reference.

    10(v)* Employment Agreement between ETHEX and Patricia McCullough, Chief Executive Officer of ETHEX, dated January 30, 2006, which was filed as Exhibit 10(aa) to the Company's Annual Report on Form 10-K for the year ended March 31, 2006, is incorporated herein by this reference.

    10(w)* Employment Agreement between the Company and Michael S. Anderson, Corporate Vice President, Industry Presence and Development, dated May 23, 1994, and amendments thereto, which was filed as Exhibit 10(bb) to the Company's Annual Report on Form 10-K for the year ended March 31, 2006, is incorporated herein by this reference.

    10(x)* Employment Agreement between the Company and Ronald J. Kanterman, Vice President, Treasurer dated January 26, 2004, filed herewith.

    10(y)* Employment Agreement between the Company and Gregory S. Bentley, Senior Vice President and General Counsel, dated April 24, 2006, filed herewith.

    10(z)* Employment Agreement between the Company and David A. Van Vliet, Chief Administration Officer, dated September 29, 2006, filed herewith.

    10(aa)* Employment Agreement between the Company and Rita E. Bleser, President, Pharmaceutical Division, dated April 30, 2007, filed herewith.

    10(bb)* Employment Agreement between Ther-Rx and Gregory J. Divis, Jr., President, Ther-Rx Corporation, dated July 20, 2007, filed herewith.

    10(cc)*      Employment Agreement by and between the Company and Richard
                 H. Chibnall, Vice President, Finance and Chief Accounting Officer, dated December 22, 1995, as amended by amendment dated April 1, 2005, filed herewith.

    10(dd)* Employment Agreement by and between Particle Dynamics, Inc. and Paul T. Brady, President, Particle Dynamics, Inc., dated May 5, 2005, filed herewith.

    10(ee)* Employment Agreement between the Company and David S. Hermelin, Vice President, Corporate Strategy and Operations Analysis, dated May 2, 1990, Employment Agreement between the Company and David S. Hermelin, dated November 18, 1996, Amendment, dated April 8, 1998 and Amendment dated August 16, 2004, filed herewith.

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

                                   APPENDIX

Page 43 of the printed Form 10-K contains a Comparison of 5 Year Cumulative Total Return graph. The information contained in the graph is depicted in the table immediately following the graph.