Form 10-Q
period 2007-06-30
KV PHARMACEUTICAL CO /DE/
filed 2008-06-25
CIK 57055

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
--------------------------------------------------------------------------------

                                   FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2007

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             FOR THE TRANSITION PERIOD FROM ____________ TO ______


                         COMMISSION FILE NUMBER 1-9601


--------------------------------------------------------------------------------


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


--------------------------------------------------------------------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [  ] No [ X ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company (see the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act).

              Large accelerated filer [ X ] Accelerated filer [ ] Non-accelerated filer [ ] Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [ X ]

As of June 6, 2008, the registrant had outstanding 37,755,099 and 12,256,159 shares of Class A and Class B Common Stock, respectively, exclusive of treasury shares.

PART I. - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                         K-V PHARMACEUTICAL COMPANY AND SUBSIDIARIES
                              CONSOLIDATED STATEMENTS OF INCOME
                              (Unaudited; dollars in thousands)

                                                                THREE MONTHS ENDED JUNE 30,
                                                             -------------------------------
                                                                2007                  2006
                                                             ---------              --------
Net revenues............................................     $ 114,358              $ 96,200
Cost of sales...........................................        39,570                33,462
                                                             ---------              --------
Gross profit............................................        74,788                62,738
                                                             ---------              --------
Operating expenses:
    Research and development............................         9,796                 7,890
    Purchased in-process research and
        development.....................................        10,000                    --
    Selling and administrative..........................        45,175                40,138
    Amortization of intangibles.........................         1,185                 1,197
                                                             ---------              --------
Total operating expenses................................        66,156                49,225
                                                             ---------              --------

Operating income........................................         8,632                13,513
                                                             ---------              --------
Other expense (income):
    Interest expense....................................         2,130                 2,236
    Interest and other income...........................        (3,415)               (2,058)
                                                             ---------              --------
Total other expense (income), net.......................        (1,285)                  178
                                                             ---------              --------
Income before income taxes and cumulative
    effect of change in accounting principle............         9,917                13,335
Provision for income taxes..............................         3,717                 5,213
                                                             ---------              --------
Income before cumulative effect of
    change in accounting principle......................         6,200                 8,122
Cumulative effect of change in accounting
    principle (net of $670 in taxes)....................            --                 1,976
                                                             ---------              --------
Net income..............................................     $   6,200              $ 10,098
                                                             =========              ========


                                                                       (CONTINUED)


                             K-V PHARMACEUTICAL COMPANY AND SUBSIDIARIES
                           CONSOLIDATED STATEMENTS OF INCOME - (CONTINUED)
                                  (Unaudited; dollars in thousands)

                                                                       THREE MONTHS ENDED JUNE 30,
                                                                       ----------------------------
                                                                        2007                  2006
                                                                       ------                ------
Earnings per share before effect of change
  in accounting principle:
       Basic - Class A common...............................           $ 0.13                $ 0.17
       Basic - Class B common...............................             0.11                  0.14
       Diluted - Class A common.............................             0.12                  0.15
       Diluted - Class B common.............................             0.10                  0.13

Per share effect of cumulative effect of
  change in accounting principle:
       Basic - Class A common...............................           $    -                $ 0.04
       Basic - Class B common...............................                -                  0.04
       Diluted - Class A common.............................                -                  0.04
       Diluted - Class B common.............................                -                  0.03

Earnings per share:
       Basic - Class A common...............................           $ 0.13                $ 0.21
       Basic - Class B common...............................             0.11                  0.18
       Diluted - Class A common.............................             0.12                  0.19
       Diluted - Class B common.............................             0.10                  0.16

Shares used in per share calculation:
       Basic - Class A common...............................           37,007                36,599
       Basic - Class B common...............................           12,280                12,474
       Diluted - Class A common.............................           59,092                58,849
       Diluted - Class B common.............................           12,362                12,622



SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                     K-V PHARMACEUTICAL COMPANY AND SUBSIDIARIES
                                             CONSOLIDATED BALANCE SHEETS
                                          (Unaudited; dollars in thousands)


                                                                                            JUNE 30,      MARCH 31,
                                                                                              2007          2007
                                                                                              ----          ----
                                       ASSETS
                                       ------
CURRENT ASSETS:
Cash and cash equivalents............................................................    $    80,756     $    82,574
Marketable securities................................................................        160,161         157,812
Receivables, less allowance for doubtful accounts of $687 and $716
   at June 30, 2007 and March 31, 2007, respectively.................................         71,022          78,634
Inventories, net.....................................................................         98,523          91,515
Prepaid and other assets.............................................................          5,775           6,571
Income taxes receivable..............................................................         16,076              --
Deferred tax asset...................................................................         14,128          14,364
                                                                                         -----------     -----------
   Total Current Assets..............................................................        446,441         431,470
Property and equipment, less accumulated depreciation of $60,529 and $56,186 at
    June 30, 2007 and March 31, 2007, respectively...................................        184,861         186,900
Intangible assets and goodwill, net..................................................         67,969          69,010
Other assets.........................................................................         21,732          20,403
                                                                                         -----------     -----------
TOTAL ASSETS.........................................................................    $   721,003     $   707,783
                                                                                         ===========     ===========

                                    LIABILITIES
                                    -----------
CURRENT LIABILITIES:
Accounts payable.....................................................................    $    19,815     $    18,506
Accrued liabilities..................................................................         26,309          33,218
Income taxes payable.................................................................             --           5,558
Current maturities of long-term debt.................................................        201,926           1,897
                                                                                         -----------     -----------
   Total Current Liabilities.........................................................        248,050          59,179
Long-term debt.......................................................................         38,962         239,451
Other long-term liabilities..........................................................         22,488           6,319
Deferred tax liability...............................................................         38,603          38,007
                                                                                         -----------     -----------
TOTAL LIABILITIES....................................................................        348,103         342,956
                                                                                         -----------     -----------
COMMITMENTS AND CONTINGENCIES
                                     SHAREHOLDERS' EQUITY
                                     --------------------
7% cumulative convertible Preferred Stock, $.01 par value; $25.00 stated and liquidation value; 840,000 shares authorized; issued and outstanding --
   40,000 shares at June 30, 2007 and March 31, 2007
   (convertible into Class A shares on a 8.4375-to-one basis)........................             --              --
Class A and Class B Common Stock, $.01 par value; 150,000,000 and
   75,000,000 shares authorized, respectively;
     Class A - issued 40,413,110 and 40,316,426 at June 30, 2007
       and March 31, 2007, respectively..............................................            404             403
     Class B - issued 12,340,092 and 12,393,982 at June 30, 2007 and March 31, 2007,
       respectively (convertible into Class A shares on a one-for-one basis).........            123             124
Additional paid-in capital...........................................................        152,820         150,818
Retained earnings....................................................................        275,612         269,430
Accumulated other comprehensive income...............................................              7              33
Less: Treasury stock, 3,240,399 shares of Class A and 92,902 shares of Class B
   Common Stock at June 30, 2007, respectively, and 3,237,023 shares of Class A and
   92,902 shares of Class B Common Stock at March 31, 2007, respectively, at cost....        (56,066)        (55,981)
                                                                                         -----------     -----------
TOTAL SHAREHOLDERS' EQUITY...........................................................        372,900         364,827
                                                                                         -----------     -----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY...........................................    $   721,003     $   707,783
                                                                                         ===========     ===========

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  K-V PHARMACEUTICAL COMPANY AND SUBSIDIARIES
                                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                       (Unaudited; dollars in thousands)


                                                                                     THREE MONTHS ENDED
                                                                                            JUNE 30,
                                                                                ------------------------------
                                                                                    2007              2006
                                                                                -------------      -----------
OPERATING ACTIVITIES:
Net income.............................................................         $       6,200      $    10,098
Adjustments to reconcile net income to net cash provided by
   operating activities:
   Acquired in-process research and development........................                10,000               --
   Cumulative effect of change in accounting principle.................                    --           (1,976)
   Depreciation, amortization and other non-cash charges...............                 5,854            5,368
   Deferred income tax provision.......................................                   845            2,112
   Deferred compensation...............................................                   558              188
   Stock-based compensation............................................                 1,647              936
   Excess tax benefits associated with stock options...................                  (106)            (210)
Changes in operating assets and liabilities:
   Decrease in receivables, net........................................                 7,612            5,355
   Increase in inventories, net........................................                (7,008)          (4,639)
   (Increase) decrease in prepaid and other assets.....................                (1,003)             197
   (Decrease) increase in income taxes payable.........................                (6,023)           3,895
   Decrease in accounts payable and accrued
      liabilities......................................................                (5,717)          (3,519)
                                                                                -------------      -----------
Net cash provided by operating activities..............................                12,859           17,805
                                                                                -------------      -----------

INVESTING ACTIVITIES:
   Purchase of property and equipment, net.............................                (2,106)         (15,200)
   Purchase of marketable securities...................................                (3,513)         (45,496)
   Sale of marketable securities.......................................                 1,125              100
   Product acquisition.................................................               (10,000)              --
                                                                                -------------      -----------
Net cash used in investing activities..................................               (14,494)         (60,596)
                                                                                -------------      -----------

FINANCING ACTIVITIES:
   Principal payments on long-term debt................................                  (460)            (292)
   Dividends paid on preferred stock...................................                   (18)             (18)
   Purchase of common stock for treasury...............................                   (85)             (31)
   Excess tax benefits associated with stock options...................                   106              210
   Cash deposits received for stock options............................                   274              432
                                                                                -------------      -----------
Net cash provided by (used in) financing activities....................                  (183)             301
                                                                                -------------      -----------
Decrease in cash and cash equivalents..................................                (1,818)         (42,490)
Cash and cash equivalents:
   Beginning of year...................................................                82,574          100,706
                                                                                -------------      -----------
   End of period.......................................................         $      80,756      $    58,216
                                                                                =============      ===========

SUPPLEMENTAL INFORMATION:
   Interest paid.......................................................         $       3,122      $     2,929
   Income taxes paid...................................................                 8,789              129
   Stock options exercised (at expiration of two-year
      forfeiture period)...............................................                   249              347

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

The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with U.S. Generally Accepted Accounting Principles ("GAAP") for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. However, in the opinion of management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations and cash flows for the three-month period ended June 30, 2007 are not necessarily indicative of the results of operations and cash flows that may be expected for the fiscal year ended March 31, 2008. The interim consolidated financial statements and accompanying notes should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2007. The balance sheet information as of March 31, 2007 has been derived from the Company's audited consolidated balance sheet as of that date.

2.   ACQUISITION

In May 2007, the Company acquired the U.S. marketing rights to Evamist(TM), a new estrogen replacement therapy product delivered with a patented metered-dose transdermal spray system, from VIVUS, Inc. Under terms of the asset purchase agreement, the Company paid $10,000 in cash at closing and agreed to make an additional cash payment of $141,500 upon final approval of the product by the U.S. Food and Drug Administration ("FDA"). The agreement also provides for two future payments upon achievement of certain net sales milestones. If Evamist(TM) achieves $100,000 of net sales in a fiscal year, a one-time payment of $10,000 will be made, and if net sales levels reach $200,000 in a fiscal year, a one-time payment of up to $20,000 will be made. Because the product had not obtained FDA approval when the initial payment was made at closing, the Company recorded $10,000 of in-process research and development expense during the three months ended June 30, 2007. In July 2007, FDA approval for Evamist(TM) was received and a payment of $141,500 was made to VIVUS, Inc. The preliminary purchase price allocation, which is subject to change based on the final fair value assessment, resulted in estimated identifiable intangible assets of $52,446 to product rights; $15,166 to trademark rights; $66,417 to rights under a sublicense agreement; and, $7,471 to a covenant not to compete. Upon FDA approval in July 2007, the Company began amortizing the product rights, trademark rights and rights under the sublicense agreement over 15 years and the covenant not to compete over nine years.

3.   EARNINGS PER SHARE

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

The Company also presents diluted earnings per share for Class B Common Stock for all periods using the two-class method which does not assume the conversion of Class B Common Stock into Class A Common Stock. The Company presents diluted earnings per share for Class A Common Stock using the if-converted method which assumes the conversion of Class B Common Stock into Class A Common Stock, if dilutive.

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

The following table sets forth the computation of basic earnings per share:

                                                                                  THREE MONTHS ENDED JUNE 30,
                                                               ---------------------------------------------------------------
                                                                          2007                                 2006
                                                               --------------------------           --------------------------
                                                               CLASS A            CLASS B            CLASS A           CLASS B
                                                               -------            -------            -------           -------
Basic earnings per share:
    Numerator:
      Allocation of undistributed earnings before
        cumulative effect of change in accounting
        principle                                              $ 4,843            $ 1,339            $ 6,311           $ 1,793
      Allocation of cumulative effect of
        change in accounting principle                               -                  -              1,539               437
                                                               -------            -------            -------           -------
      Allocation of undistributed earnings                     $ 4,843            $ 1,339            $ 7,850           $ 2,230
                                                               =======            =======            =======           =======
    Denominator:
      Weighted average shares outstanding                       37,445             12,379             36,944            12,551
      Less - weighted average unvested
        common shares subject to repurchase                       (438)               (99)              (345)              (77)
                                                               -------            -------            -------           -------
      Number of shares used in per
        share computations                                      37,007             12,280             36,599            12,474
                                                               =======            =======            =======           =======

Basic earnings per share before cumulative
    effect of change in accounting principle                   $  0.13            $  0.11            $  0.17           $  0.14
Per share effect of cumulative effect of
    change in accounting principle                                   -                  -               0.04              0.04
                                                               -------            -------            -------           -------
Basic earnings per share                                       $  0.13            $  0.11            $  0.21           $  0.18
                                                               =======            =======            =======           =======

The following table sets forth the computation of diluted earnings per share:

                                                                                     THREE MONTHS ENDED JUNE 30,
                                                                 ----------------------------------------------------------------
                                                                            2007                                  2006
                                                                 ---------------------------           --------------------------
                                                                 CLASS A            CLASS B            CLASS A            CLASS B
                                                                 -------            -------            -------            -------
Diluted earnings per share:
    Numerator:
      Allocation of undistributed earnings
        for basic computation before cumulative
        effect of change in accounting principle                 $ 4,843            $ 1,339            $ 6,311            $ 1,793
      Reallocation of undistributed earnings as a
        result of conversion of Class B to
        Class A shares                                             1,339                  -              1,793                  -
      Reallocation of undistributed earnings to
        Class B shares                                                 -                (45)                 -               (113)
      Add - preferred stock dividends                                 18                  -                 18                  -
      Add - interest expense convertible notes                       963                  -                939                  -
                                                                 -------            -------            -------            -------
      Allocation of undistributed earnings
        for diluted computation before cumulative
        effect of change in accounting principle                   7,163              1,294              9,061              1,680
      Allocation of cumulative effect of
        change in accounting principle                                 -                  -              1,976                366
                                                                 -------            -------            -------            -------
      Allocation of undistributed earnings                       $ 7,163            $ 1,294            $11,037            $ 2,046
                                                                 =======            =======            =======            =======


Diluted earnings per share:
    Denominator:
      Number of shares used in basic computation                  37,007             12,280             36,599             12,474
      Weighted average effect of dilutive securities:
        Conversion of Class B to Class A shares                   12,280                  -             12,474                  -
        Employee stock options                                       775                 82                746                148
        Convertible preferred stock                                  338                  -                338                  -
        Convertible notes                                          8,692                  -              8,692                  -
                                                                 -------            -------            -------            -------
      Number of shares used in per share
        computations                                              59,092             12,362             58,849             12,622
                                                                 =======            =======            =======            =======

Diluted earnings per share before cumulative
    effect of change in accounting principle                     $  0.12            $  0.10            $  0.15            $  0.13
Per share effect of cumulative effect of
    change in accounting principle                                     -                  -               0.04               0.03
                                                                 -------            -------            -------            -------
Diluted earnings per share (1)                                   $  0.12            $  0.10            $  0.19            $  0.16
                                                                 =======            =======            =======            =======


----------------------
(1) Excluded from the computation of diluted earnings per share were outstanding stock options whose exercise prices were greater than the average market price of the common shares for the period reported. For the three months ended June 30, 2007 and 2006, excluded from the computation were options to purchase 52 and 928 shares of Class A and Class B Common Stock, respectively.

4.   STOCK-BASED COMPENSATION

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

When an employee exercises stock options, the exercise proceeds received by the Company are recorded as a deposit and classified as a current liability for the two-year forfeiture period. The shares issuable upon exercise of these options are accounted for as issued when the two-year forfeiture period lapses. Until the two-year forfeiture requirement is met, the underlying shares are not considered outstanding and not included in calculating basic earnings per share.

In accordance with the provisions of SFAS 123R, share-based compensation expense recognized during a period is based on the value of the portion of share-based awards that are expected to vest with employees. Accordingly, the recognition of share-based compensation expense beginning April 1, 2006 has been reduced for estimated future forfeitures. SFAS 123R requires forfeitures to be estimated at the time of grant with adjustments recorded in subsequent period compensation expense if actual forfeitures differ from those estimates. Prior to implementing SFAS 123R, the Company accounted for forfeitures as they occurred for the disclosure of pro forma information presented in the Notes to Consolidated Financial Statements for prior periods. Upon adoption of SFAS 123R on April 1, 2006, the Company recognized the cumulative effect of a change in accounting principle to reflect the effect of estimated forfeitures related to outstanding awards that were not expected to vest as of the adoption date. The cumulative adjustment increased net income by $1,976, net of tax, and increased diluted earnings per share for Class A and Class B shares by $0.04 and $0.03, respectively.

The Company recognized, in accordance with SFAS 123R, stock-based compensation of $1,647 and $936, respectively, and related tax benefits of $484 and $276, respectively, for the three months ended June 30, 2007 and 2006. There was no stock-based employee compensation cost capitalized as of June 30, 2007. Cash received from stock option deposits was $274 and $432 for the three months ended June 30, 2007 and 2006, respectively. The actual tax benefit realized from tax deductions associated with stock option exercises (at expiration of the two-year forfeiture period) was $123 and $278 for the three months ended June 30, 2007 and 2006, respectively.


The following weighted average assumptions were used for stock options granted during the three months ended June 30, 2007 and 2006:

                                                                          THREE MONTHS ENDED
                                                                               JUNE 30,
                                                                       ------------------------
                                                                         2007              2006
                                                                         ----              ----
     Dividend yield...........................................              None            None
     Expected volatility......................................               43%             46%
     Risk-free interest rate..................................             4.93%           4.93%
     Expected term ...........................................         9.0 years       9.0 years
     Weighted average fair value per share
       at grant date..........................................         $   15.39       $   11.34


A summary of the changes in the Company's stock option plans during the three months ended June 30, 2007 is presented below (in thousands, except per share amounts):

                                                                                       WEIGHTED
                                                                  WEIGHTED             AVERAGE
                                                                  AVERAGE             REMAINING     AGGREGATE
                                                                  EXERCISE           CONTRACTUAL    INTRINSIC
                                                  SHARES            PRICE                TERM         VALUE
                                                  ------            -----                ----         -----
Balance, March 31, 2007....................          3,666       $    16.11
Options granted............................            345            26.21
Options exercised..........................            (21)            7.67                         $     410
Options canceled...........................           (241)           19.48
                                                 ---------
Balance, June 30, 2007.....................          3,749            16.87               5.6       $  37,624
                                                 =========

Expected to vest at
     June 30, 2007.........................          2,906       $    16.87               5.6       $  29,159

Options exercisable at June 30, 2007
   (excluding shares in the two-year
    forfeiture period).....................          1,182       $    15.18               5.2       $  13,832


As of June 30, 2007, the Company had $38,786 of total unrecognized compensation expense, related to stock option grants, which will be recognized over the remaining weighted average period of 4.9 years.


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

Accruals for sales provisions are presented in the consolidated financial statements as reductions to net revenues and accounts receivable. Sales provisions totaled $40,919 and $35,970 for the three months ended June 30, 2007 and 2006, respectively. The reserve balances related to the sales provisions totaled $29,840 and $31,281 at June 30, 2007 and March 31, 2007, respectively, and are deducted from "Receivables, less allowance for doubtful accounts" in the accompanying Consolidated Balance Sheets.

6.   INVENTORIES

     Inventories consist of the following:

                                                                    JUNE 30, 2007        MARCH 31, 2007
                                                                    -------------        --------------
                  Finished goods.....................                $    36,561           $   35,420
                  Work-in-process....................                     13,299               13,294
                  Raw materials......................                     48,663               42,801
                                                                     -----------           ----------
                                                                     $    98,523           $   91,515
                                                                     ===========           ==========

Management establishes reserves for potentially obsolete or slow-moving inventory based on an evaluation of inventory levels, forecasted demand, and market conditions.

7.   INTANGIBLE ASSETS AND GOODWILL

     Intangible assets and goodwill consist of the following:

                                                         JUNE 30, 2007                     MARCH 31, 2007
                                                ----------------------------      -----------------------------
                                                  GROSS                               GROSS
                                                 CARRYING       ACCUMULATED         CARRYING       ACCUMULATED
                                                  AMOUNT        AMORTIZATION         AMOUNT        AMORTIZATION
                                                  ------        ------------         ------        ------------
Product rights - Micro-K(R)..................   $   36,140       $ (14,964)       $    36,140       $ (14,513)
Product rights - PreCare(R)..................        8,433          (3,338)             8,433          (3,233)
Trademarks acquired:
     Niferex(R)..............................       14,834          (3,152)            14,834          (2,967)
     Chromagen(R)/StrongStart(R)...............     27,642          (5,874)            27,642          (5,528)
License agreements.........................          4,400            (525)             4,400            (480)
Covenant not to compete....................            375             (81)               375             (72)
Trademarks and patents.....................          4,339            (817)             4,196            (774)
                                                ----------       ---------        -----------       ---------
  Total intangible assets..................         96,163         (28,751)            96,020         (27,567)
Goodwill...................................            557               -                557               -
                                                ----------       ---------        -----------       ---------
                                                $   96,720       $ (28,751)       $    96,577       $ (27,567)
                                                ==========       =========        ===========       =========

As of June 30, 2007, the Company's intangible assets have a weighted average useful life of approximately 19 years. Amortization expense for intangible assets was $1,185 and $1,197 for the three months ended June 30, 2007 and 2006, respectively.

Assuming no additions, disposals or adjustments are made to the carrying values and/or useful lives of the intangible assets, annual amortization expense on product rights, trademarks acquired and other intangible assets is estimated to be approximately $3,576 for the remainder of fiscal 2008 and approximately $4,768 in each of the four succeeding fiscal years.

8.   REVOLVING CREDIT AGREEMENT

The Company has a credit agreement with ten banks that provides for a revolving line of credit for borrowing up to $320,000. This credit facility also includes a provision for increasing the revolving commitment, at the lenders' sole discretion, by up to an additional $50,000. The credit agreement is unsecured unless the Company, under certain specified circumstances, utilizes the facility to redeem part or all of its outstanding Convertible Subordinated Notes. Interest is charged under the credit facility at the lower of the prime rate or LIBOR plus 62.5 to 150 basis points depending on the ratio of senior debt to EBITDA. The credit facility has a five-year term expiring in June 2011. The credit agreement contains financial covenants that impose limits on dividend payments, require minimum equity, a maximum senior leverage ratio and minimum fixed charge coverage ratio. As of June 30, 2007, there were no borrowings outstanding under the credit facility.

9.   LONG-TERM DEBT

     Long-term debt consists of the following:

                                                                    JUNE 30, 2007        MARCH 31, 2007
                                                                    -------------        --------------

                  Building mortgages..........................       $    40,888           $   41,348
                  Convertible notes...........................           200,000              200,000
                                                                     -----------           ----------
                                                                         240,888              241,348
                  Less current portion........................          (201,926)              (1,897)
                                                                     -----------           ----------
                                                                     $    38,962           $  239,451
                                                                     ===========           ==========

In March 2006, the Company entered into a $43,000 mortgage loan agreement with one of its primary lenders, in part, to refinance $9,859 of existing mortgages. The $32,764 of net proceeds the Company received from the loan was used for working capital and general corporate purposes. This mortgage loan, which is secured by three of the Company's buildings, bears interest at a rate of 5.91% and matures on April 1, 2021.

On May 16, 2003, the Company issued $200,000 principal amount of Convertible Subordinated Notes (the "Notes") that are convertible, under certain circumstances, into shares of Class A Common Stock at an initial conversion price of $23.01 per share. The Notes, which are due May 16, 2033, bear interest that is payable on May 16 and November 16 of each year at a rate of 2.50% per annum. The Company also is obligated to pay contingent interest at a rate equal to 0.5% per annum during any six-month period from May 16 to November 15 and from November 16 to May 15, with the initial six-month period commencing May 16, 2006, if the average trading price of the Notes per $1,000 principal amount for the five trading day period ending on the third trading day immediately preceding the first day of the applicable six-month period equals $1,200 or more. As of May 15, 2007, the average trading price of the Notes had not reached the price that would result in the payment of contingent interest.

The Company may redeem some or all of the Notes at any time on or after May 21, 2006, at a redemption price, payable in cash, of 100% of the principal amount of the Notes, plus accrued and unpaid interest, including contingent interest, if any. Holders may require the Company to repurchase all or a portion of their Notes on May 16, 2008, 2013, 2018, 2023 and 2028 or upon a change in control, as defined in the indenture governing the Notes, at a purchase price, payable in cash, of 100% of the principal amount of the Notes, plus accrued and unpaid interest, including contingent interest, if any. The Company has classified the Notes as a current liability as of June 30, 2007 due to the right the holders have to require the Company to repurchase the Notes on May 16, 2008. Since the holders did not elect to cause the Company to repurchase any of the Notes, the Notes will be reclassified as long-term beginning with the Company's consolidated balance sheet as of June 30, 2008. The Notes are subordinate to all of the Company's existing and future senior obligations.

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

Certain conversion features of the Notes and the contingent interest feature meet the criteria of and qualify as embedded derivatives. Although these features represent embedded derivative financial instruments, based on the de minimis value of them at the time of issuance and at June 30, 2007, no value has been assigned to these embedded derivatives.

The Notes, which are unsecured, do not contain any restrictions on the payment of dividends, the incurrence of additional indebtedness or the repurchase of the Company's securities, and do not contain any financial covenants.

10.   TAXABLE INDUSTRIAL REVENUE BONDS

In December 2005, the Company entered into a financing arrangement with St. Louis County, Missouri related to expansion of its operations in St. Louis County. Up to $135,500 of industrial revenue bonds may be issued to the Company by St. Louis County relative to capital improvements made through December 31, 2009. This agreement provides that 50% of the real and personal property taxes on up to $135,500 of capital improvements will be abated for a period of ten years subsequent to the property being placed in service. Industrial revenue bonds totaling $109,397 were outstanding at June 30, 2007. The industrial revenue bonds are issued by St. Louis County to the Company upon its payment of qualifying costs of capital improvements, which are then leased by the Company for a period ending December 1, 2019, unless earlier terminated. The Company has the option at any time to discontinue the arrangement and regain full title to the abated property. The industrial revenue bonds bear interest at 4.25% per annum and are payable as to principal and interest concurrently with payments due under the terms of the lease. The Company has classified the leased assets as property and equipment and has established a capital lease obligation equal to the outstanding principal balance of the industrial revenue bonds. Lease payments may be made by tendering an equivalent portion of the industrial revenue bonds. As the capital lease payments to St. Louis County may be satisfied by tendering industrial revenue bonds (which is the Company's intention), the capital lease obligation, industrial revenue bonds and related interest expense and interest income, respectively, have been offset for presentation purposes in the Consolidated Financial Statements.

11.   COMPREHENSIVE INCOME

Comprehensive income includes all changes in equity during a period except those that resulted from investments by or distributions to the Company's shareholders. Other comprehensive income refers to revenues, expenses, gains and losses that, under generally accepted accounting principles, are included in comprehensive income, but excluded from net income as these amounts are recorded directly as an adjustment to shareholders' equity. For the Company, comprehensive income is comprised of net income and the net changes in unrealized gains and losses on available for sale marketable securities, net of applicable income taxes. Total comprehensive income was $6,174 and $10,066 for the three months ended June 30, 2007 and 2006, respectively.

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

The following represents information for the Company's reportable operating segments for the three months ended June 30, 2007 and 2006.

                                THREE MONTHS
                                   ENDED         BRANDED     SPECIALTY      SPECIALTY     ALL
                                  JUNE 30,       PRODUCTS     GENERICS      MATERIALS    OTHER    ELIMINATIONS  CONSOLIDATED
                                  --------       --------     --------      ---------    -----    ------------  ------------
   Net revenues                     2007        $  50,053    $  60,501      $  3,614    $   190   $        -    $    114,358
                                    2006           42,313       48,401         4,882        604            -          96,200

   Segment profit (loss)            2007           22,177       30,800           661    (43,721)           -           9,917
                                    2006           18,002       23,863         1,046    (29,576)           -          13,335

   Identifiable assets              2007           32,239       78,417         7,980    603,525       (1,158)        721,003
                                    2006           20,102       60,784         7,629    542,962       (1,158)        630,319

   Property and                     2007                -            -            47      2,059            -           2,106
       equipment additions          2006               93            -             -     15,107            -          15,200

   Depreciation and                 2007              177           80            44      5,553            -           5,854
       amortization                 2006              177           84            41      5,066            -           5,368

Consolidated revenues are principally derived from customers in North America and substantially all property and equipment is located in the St. Louis, Missouri metropolitan area.

13.  CONTINGENCIES - LITIGATION

The Company and its subsidiaries Drugtech Corporation and Ther-Rx Corporation were named as defendants in a declaratory judgment case filed in the U.S. District Court for the District of Delaware by Lannett Company, Inc. ("Lannett") on June 6, 2008 and styled Lannett Company Inc. v. KV Pharmaceuticals et. al. Lannett has subsequently amended its complaint. The action seeks a declaratory judgment of patent invalidity, patent non-infringement, and patent unenforceability for inequitable conduct with respect to five patents owned by, and two patents licensed to, the Company or its subsidiaries and pertaining to the PrimaCare ONE(R) product marketed by Ther-Rx Corporation; unfair competition; deceptive trade practices; and antitrust violations. No specific amount of damages was stated in the complaint or amended complaint. We have not yet been served with either the complaint or the amended complaint. However, on June 17 2008, the Company filed a counterclaim against Lannett in that action asserting patent infringement; federal and common law trademark infringement, false advertising, and unfair competition; federal false designation of origin, false description and false representation; and common law misappropriation. The Company has requested a temporary restraining order and preliminary injunction against Lannett's continued sale of its product and continued infringement of the Company's trademarks and patents, unfair competition or misappropriation, and to require Lannett to recall all of its shipped product. A briefing schedule has been set by the court on the Company's motion and a hearing has been scheduled before the court on the Company's motion on June 25, 2008. No discovery has yet commenced nor a trial date been set.

The Company is named as a defendant in a patent infringement case filed in the U.S. District Court for the District of Delaware by UCB, Inc. and Celltech Manufacturing CA, Inc. (collectively, "UCB") on April 21, 2008 and styled UCB, Inc. et al. v. KV Pharmaceutical Company. After the Company filed an ANDA with the FDA seeking permission to market a generic version of the 40 mg, 50 mg and 60 mg strengths of Metadate CD(R) methylphenidate hydrochloride extended-release capsules, UCB filed this lawsuit under a patent owned by Celltech. In a Paragraph IV certification accompanying the ANDA, KV contended that its proposed 40mg generic formulation would not infringe Celltech's patent. Because the patent was not listed in the Orange Book for the 50mg and 60mg dosages, a Paragraph I certification was filed with respect to them. Pursuant to the Hatch-Waxman Act, the filing of the suit against the Company instituted an automatic stay of FDA approval of the Company's ANDA with respect to the 40 mg strength of this product until the earlier of a judgment in the Company's favor, or 30 months from the date of suit. Inasmuch as the Celltech patent was not listed in the Orange Book with respect to the 50 mg and 60 mg strengths, it is the Company's belief that the automatic stay does not apply to the Company's 50 mg and 60 mg strengths of this product. UCB may, however, seek to keep these strengths tied up in the litigation. The Company has filed an answer, asserted certain affirmative defenses (including that Plaintiffs are estopped to assert infringement of the 50 mg and 60 mg dosages due to their not listing the Celltech patent in the Orange Book for these dosages), and has asserted a counterclaim in which it seeks a declaratory judgment of invalidity and non-infringement of the claims in the Celltech patent, and an award of attorneys fees and costs. The case has recently commenced and no trial date has yet been set. The Company intends to vigorously defend its interests; however, it cannot give any assurance that it will prevail.

The Company is named as a defendant in a patent infringement case filed in the U.S. District Court for the District of New Jersey by Janssen, L.P., Janssen Pharmaceutica N.V. and Ortho-McNeil Neurologics, Inc. (collectively, "Janssen") on December 14, 2007 and styled Janssen, L.P. et al. v. KV Pharmaceutical Company. After the Company filed an ANDA with the FDA seeking permission to market a generic version of the 8 mg and 16 mg strengths of Razadyne(R) ER (formerly Reminyl(R)) galantamine hydrobromide extended-release capsules, Janssen filed this lawsuit for patent infringement under a patent owned by Janssen. In the Company's Paragraph IV certification, KV contended that its proposed generic versions do not infringe Janssen's patent. Pursuant to the Hatch-Waxman Act, the filing date of the suit against the Company instituted an automatic stay of FDA approval of the Company's ANDA until the earlier of a judgment, or 30 months from the date of the suit. The Company has filed an answer and counterclaim for declaratory judgment of non-infringement and patent invalidity. Discovery is on-going, but no trial date has yet been set. Following the Company's filing of an ANDA pertaining to a generic version of the 24 mg strength of Razadyne(R) ER (formerly Reminyl(R)) galantamine hydrobromide extended-release capsules and the Company's giving of notice of this filing to Janssen, Janssen has filed in June 2008 a second complaint in the same federal court, naming the Company as a defendant in a related patent infringement case under the same Janssen patent with respect to such 24 mg generic version. The time to answer the new complaint has not yet run. The Company anticipates that both cases will be coordinated before the court. The Company intends to vigorously defend its interests; however, it cannot give any assurance that it will prevail.

The Company is named as a defendant in a patent infringement case filed in the U.S. District Court for the District of New Jersey by Celgene Corporation ("Celgene") and Novartis Pharmaceuticals Corporation and Novartis Pharma AG (collectively, "Novartis") on October 4, 2007 and styled Celgene Corporation et al. v. KV Pharmaceutical Company. After the Company filed an ANDA with the FDA seeking permission to market a generic version of the 10 mg, 20 mg, 30 mg, and 40 mg strengths of Ritalin LA(R) methylphenidate hydrochloride extended-release capsules, Celgene and Novartis filed this lawsuit for patent infringement under the provisions of the Hatch-Waxman Act with respect to two patents owned by Celgene and licensed to Novartis. In the Company's Paragraph IV certification, KV contended that its proposed generic versions do not infringe Celgene's patents. Pursuant to the Hatch-Waxman Act, the filing date of the suit against the Company instituted an automatic stay of FDA approval of the Company's ANDA until the earlier of a judgment, or 30 months from the date of the suit. The Company has been served with this complaint and has filed its answer and a counterclaim in the case, seeking a declaratory judgment of non-infringement, patent invalidity, and inequitable conduct in obtaining the patents. The case is just commencing and no trial date has yet been set. Celgene has moved to disqualify the Company's counsel in the case, asserting a conflict of interest despite its signing of an advance waiver with such counsel, and this motion is pending before the court. Should this motion be granted, the Company will need to retain new counsel. The Company does not believe that this would materially delay the progress of the lawsuit. The Company has filed a motion for sanctions against plaintiffs pursuant to Rule 11 of the Federal Rules of Civil Procedure for bringing an action without proper basis and is seeking an order dismissing the patent infringement complaint filed by plaintiffs, and awarding the Company its costs and attorneys' fees. Celgene has asked the court to dismiss the Company's Rule 11 motion, and the matter is pending before the court. The Company intends to vigorously defend its interests; however, it cannot give any assurance that it will prevail.

The Company is named as a defendant in a patent infringement case brought by Purdue Pharma L.P., The P.F. Laboratories, Inc., and Purdue Pharmaceuticals L.P. ("Purdue") on January 17, 2007 against it and an unrelated third party and styled Purdue Pharma L.P. et al. v. KV Pharmaceutical Company et al. filed in the U.S. District Court for the District of Delaware. After the Company filed an ANDA with the FDA seeking permission to market a generic version of the 10 mg, 20 mg, 40 mg, and 80 mg strengths of OxyContin(R) in extended-release tablet form, Purdue filed a lawsuit against KV for patent infringement under the provisions of the Hatch-Waxman Act with respect to three Purdue patents. In the Company's Paragraph IV certification, KV contended that Purdue's patents are invalid, unenforceable, or will not be infringed by KV's proposed generic versions. On February 12, 2007, a second patent infringement lawsuit was filed in the same court against the Company by Purdue, asserting patent infringement under the same three patents with respect to the Company's filing of an amendment to its ANDA with FDA to sell a generic equivalent of Purdue's OxyContin(R), 30 mg and 60 mg strengths, products. On June 6, 2007, a third patent infringement lawsuit was filed against the Company by Purdue in the U.S. District Court for the Southern District of New York, asserting patent infringement under the same three patents with respect to the Company's filing of an amendment to its ANDA with FDA to sell a generic equivalent of Purdue's OxyContin(R), 15 mg strength, product. The two lawsuits filed in federal court in Delaware have been transferred to the federal court in New York for multi-district litigation purposes together with an additional lawsuit by Purdue against another unrelated company, also in federal court in New York. Purdue currently has similar lawsuits pending against additional unrelated companies in federal court in New York.

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

Pursuant to the Hatch-Waxman Act, the filing date of the suit against the Company instituted an automatic stay of FDA approval of the Company's ANDA until the earlier of a judgment, or 30 months from the date of the suit. The court initially stayed all proceedings pending determining whether Purdue committed inequitable conduct in its dealings with the U.S. Patent and Trademark Office with respect to the issuance of its patents, which would render such patents unenforceable, and the court's subsequent decision on the issue. On January 7, 2008, the court issued its decision finding that Purdue had not committed inequitable conduct with respect to the patents in suit. The Company, among others, has asked the court to lift the stay so that the remainder of the case may resume but the stay has not yet been lifted. Discovery in the suit has not yet commenced but is expected to commence shortly after the stay is lifted on the case. No trial date has yet been set. The Company intends to vigorously defend its interests; however, it cannot give any assurance that it will prevail.

The Company and ETHEX are named as defendants in a case brought by CIMA LABS, Inc. and Schwarz Pharma, Inc. and styled CIMA LABS, Inc. et. al. v. KV Pharmaceutical Company et. al. filed in U.S. District Court for the District of Minnesota. CIMA alleged that the Company and ETHEX infringed on a CIMA patent in connection with the manufacture and sale of Hyoscyamine Sulfate Orally Dissolvable Tablets, 0.125 mg. The court has entered a stay pending the outcome of the U.S. Patent and Trademark Office's reexamination of a patent at issue in the suit. The Patent and Trademark Office has, to date, issued a final office action rejecting all existing and proposed new claims by CIMA with respect to this patent. CIMA has certain rights of appeal of this rejection of its claims and has exercised those rights. The product involved in this lawsuit is currently subject to a hold on the Company's inventory of certain unapproved products notified to the Company in March 2008 by representatives of the Missouri Department of Health and Senior Services and the FDA. In the event that such hold is lifted, ETHEX intends to resume marketing the product during the stay in the lawsuit with CIMA. The Company intends to vigorously defend its interests when or if the stay is lifted; however, it cannot give any assurance it will prevail or that the stay will be lifted.

The Company and ETHEX are named as defendants in a case brought by Axcan ScandiPharm Inc. and styled Axcan ScandiPharm Inc. v. ETHEX Corporation et. al., filed in U.S. District Court in Minnesota on June 1, 2007. In general, Axcan alleges that ETHEX's comparative promotion of its Pangestyme(TM) UL12 and Pangestyme(TM) UL18 products to Axcan's Ultrase(R) MT12 and Ultrase(R) MT18 products resulted in false advertising and misleading statements under various federal and state laws, and constituted unfair and deceptive trade practices. The Company filed a motion for judgment on the pleadings in its favor on several grounds. The motion has been granted in part and denied in part by the court on October 19, 2007, with the court applying the statute of limitations to cut off Axcan's claims concerning conduct prior to June 2001, determining that it was too early to determine whether laches or res judicata barred the suit, and rejecting the remaining bases for dismissal. Discovery has since commenced and a trial date has been set for January 2010. Plaintiffs have recently filed a motion to amend their complaint to seek declaratory judgments that Axcan does not have "unclean hands" nor violated any antitrust or unfair competition laws. This motion is pending before the court. The Company intends to vigorously defend its interests; however, it cannot give any assurance that it will prevail.

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

The Company was named as a defendant in a case filed in U.S. District Court in Missouri by AstraZeneca AB, Aktiebolaget Hassle and AstraZeneca LP (collectively, "AstraZeneca") and styled AstraZeneca AB et. al. v. KV Pharmaceutical Company. After the Company filed ANDAs with the FDA seeking permission to market a generic version of the 25 mg, 50 mg, 100 mg, and 200 mg strengths of Toprol-XL(R) in extended-release capsule form, AstraZeneca filed lawsuits against KV for patent infringement under the provisions of the Hatch-Waxman Act. In the Company's Paragraph IV certification, KV contended that its proposed generic versions do not infringe AstraZeneca's patents. Pursuant to the Hatch-Waxman Act, the filing date of the suit against the Company instituted an automatic stay of FDA approval of the Company's ANDA until the earlier of a judgment, or 30 months from the date of the suit. The Company filed motions for summary judgment with the District Court in Missouri alleging, among other things, that AstraZeneca's patent is invalid and unenforceable. These motions were granted and AstraZeneca appealed. On July 23, 2007, the Court of Appeals for the Federal Circuit affirmed the decision of the District Court below with respect to the invalidity of AstraZeneca's patent but reversed and remanded with respect to inequitable conduct by AstraZeneca. AstraZeneca filed for rehearing by the Federal Circuit, which was denied and the time has now run with respect to any petition for certiorari to the United States Supreme Court. As a result, the Company no longer faces the prospect of any liability to AstraZeneca in connection with this lawsuit. KV continued to proceed with its counterclaim against AstraZeneca for inequitable conduct in obtaining the patents that have been ruled invalid, in order to recover the Company's defense costs, including legal fees. In May 2008, the Company entered into a settlement agreement with AstraZeneca and settled its remaining counterclaims against AstraZeneca in exchange for a payment of $2,700.

The Company and/or ETHEX have been named as defendants in certain multi-defendant cases alleging that the defendants reported improper or fraudulent pharmaceutical pricing information, i.e., Average Wholesale Price, or AWP, and/or Wholesale Acquisition Cost, or WAC, information, which caused the governmental plaintiffs to incur excessive costs for pharmaceutical products under the Medicaid program. Cases of this type have been filed against the Company and/or ETHEX and other pharmaceutical manufacturer defendants by the States of Massachusetts, Alabama, Mississippi, Utah and Iowa, New York City, and approximately 45 counties in New York State. The State of Mississippi effectively voluntarily dismissed the Company and ETHEX without prejudice on October 5, 2006 by virtue of the State's filing an Amended Complaint on such date that does not name either the Company or ETHEX as a defendant. In the remaining cases, only ETHEX is a named defendant. On August 13, 2007, ETHEX settled the Massachusetts lawsuit for $575 in cash and pharmaceutical products valued at $150, both of which are to be paid or delivered over the next two years, and received a general release; no admission of liability was made. The New York City case and all New York county cases (other than the Erie, Oswego and Schenectady County cases) have been transferred to the U.S. District Court for the District of Massachusetts for coordinated or consolidated pretrial proceedings under the Average Wholesale Price Multidistrict Litigation (MDL No. 1456). The cases pertaining to the State of Alabama, Erie County, Oswego County, and Schenectady County were removed to federal court by a co-defendant in October 2006, but all of these cases have since been remanded to the state courts in which they originally were filed. A motion is pending in New York state court to coordinate the Oswego, Erie and Schenectady Counties cases. Each of these actions is in the early stages, with fact discovery commencing or ongoing in the Alabama case and the federal cases involving New York City and 42 New York counties. On October 24, 2007, ETHEX was served with a complaint filed in Utah state court by the State of Utah naming it and nine other pharmaceutical companies as defendants in a pricing suit. On November 19, 2007, the State of Utah filed an amended complaint. The Utah suit has been removed to federal court and a motion has been filed to transfer the case to the MDL litigation for pretrial coordination. The State is seeking to remand the case to state court, and the decision is pending before the court. The time for ETHEX to answer or respond to the Utah complaint has not yet run. On October 9, 2007, the State of Iowa filed a complaint in federal court in Iowa naming ETHEX and 77 other pharmaceutical companies as defendants in a pricing suit. ETHEX and the other defendants have filed a motion to dismiss the Iowa complaint. The Company intends to vigorously defend its interests in the actions described above; however, it cannot give any assurance it will prevail.

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

The Company and ETHEX were named as co-defendants in a suit in the U.S. District Court for the Southern District of Florida filed by the personal representative of the estate of Joyce Hoyle and her children in connection with Ms. Hoyle's death in 2003, allegedly from oxycodone toxicity styled Thomas Hoyle v. Purdue Pharma et al. The suit alleged that between June 2001 and May 2003 Ms. Hoyle was prescribed and took three different opiate pain medications manufactured and sold by the defendants, including one product, oxycodone, that was manufactured by the Company and marketed by ETHEX, and that such medications were promoted without sufficient warnings about the side effect of addiction. The causes of action were strict liability for an inherently dangerous product, negligence, breach of express and implied warranty and breach of implied warranty of fitness for a particular purpose. The discovery process had not yet begun, and the court had set the trial to commence in July 2007. The plaintiff and the Company agreed, however, to a tolling agreement, under which the plaintiff dismissed the case without prejudice in return for the Company's agreement to toll the statute of limitations in the event the plaintiff refiled its case in the future. The case was dismissed without prejudice. On January 18, 2008, the Company and ETHEX were served with a new complaint, substantially similar to the earlier law suit. KV and ETHEX have filed an answer to the new complaint, as well as a motion to dismiss the lawsuit based on expiration of the statute of limitations. This motion is pending before the court, with a hearing scheduled by the court on July 7, 2008. A trial date has been set for November 2008. The Company intends to vigorously defend its interests; however, it cannot give any assurance that it will prevail.

On September 15, 2006, a shareholder derivative suit, captioned Fuhrman v. Hermelin et al., was filed in state court in St. Louis, Missouri against the Company, as nominal defendant, and seven present or former officers and directors, alleging that defendants had breached their fiduciary duties and engaged in unjust enrichment in connection with the granting, dating, expensing and accounting treatment of past grants of stock options between 1995 and 2002 to six current or former directors or officers. Relief sought included damages, disgorgement of backdated stock options and their proceeds, attorneys' fees, and equitable relief. On February 26, 2007, the Fuhrman lawsuit was dismissed without prejudice by the plaintiff in state court, and a lawsuit, captioned Krasick v. Hermelin et al., was filed in the U.S. District Court for the Eastern District of Missouri by the same law firms as in the Fuhrman lawsuit, with a different plaintiff. The Krasick lawsuit was also a shareholder derivative suit filed against the Company, as nominal defendant, and 19 present or former officers and directors. The complaint asserted within its fiduciary duties claims allegations that the officers and/or directors of KV improperly (including through collusion and aiding and abetting) backdated stock option grants in violation of shareholder-approved plans, improperly recorded and accounted for the allegedly backdated options in violation of GAAP, improperly took tax deductions under the Internal Revenue Code, disseminated and filed false financials and false SEC filings in violation of federal securities laws and rules thereunder, and engaged in insider trading and misappropriation of information. Relief sought included damages, a demand for accounting and recovery of the benefits allegedly improperly received, rescission of the allegedly backdated stock options and disgorgement of their proceeds, and reasonable attorney's fees, in addition to equitable relief, including an injunction to require the Company to change certain of its corporate governance and internal control procedures. On May 11, 2007, the Company learned of the filing of another lawsuit, captioned Gradwell v. Hermelin et al., also in the U.S. District Court for the Eastern District of Missouri. The complaint was brought by the same law firms that brought the Krasick litigation and was substantively the same as in the Krasick litigation, other than being brought on behalf of a different plaintiff and eliminating one individual defendant from the suit. On July 18, 2007, the Krasick and Gradwell suits were refiled as a consolidated action in U.S. District Court for the Eastern District of Missouri, styled In re K-V Pharmaceutical Company Derivative Litigation, which was substantively the same as the Krasick and Gradwell suits. The Company moved to terminate the litigation based on a determination by members of a Special Committee of the Board of Directors that continuation of the litigation was not in the best interest of KV and its shareholders. All individual officer and director defendants joined in that motion. Plaintiffs filed a motion for rule to show cause why the defendants' motion to terminate the lawsuit should not be stricken and dismissed. On February 15, 2008, the court stayed proceedings in the case until April 9, 2008, to permit mediation pursuant to the parties' stipulation. Mediation occurred on April 2, 2008. On May 23, 2008, all remaining parties to the litigation filed a proposed settlement with the court which, if approved by the court, would resolve all claims asserted in the Action. The proposed settlement provides for a payment of fees and expenses to plaintiffs' counsel not to exceed $1,650, which amount is expected to be covered by insurance. The proposed settlement received preliminary approval by the court on June 3, 2008. Notice of the terms of the settlement has been mailed to all shareholders of record as of May 23, 2008 and a final fairness hearing has been scheduled by the court to be conducted on August 26, 2008.

In the course of the Special Committee's investigation, by letter dated December 18, 2006, the Company was notified by the SEC staff that it had commenced an investigation with respect to the Company's stock option plans, grants, exercises, and accounting treatment. The Company has cooperated with the SEC staff in its investigation and, among other things, has provided them with copies of the Special Committee's report and all documents collected by the Special Committee in the course of its review. In December 2007, the SEC staff, pursuant to a formal order of investigation, issued subpoenas for additional documents and testimony by certain employees. The production of additional documents called for by the subpoena and the testimony of the employees was completed in May 2008.

The Company has received a subpoena from the Office of Inspector General of the Department of Health and Human Services, seeking documents with respect to two of ETHEX's nitroglycerin products. Both are unapproved products, that is, they have not received FDA approval. (FDA approval is not necessarily required for all drugs to be sold in the marketplace, such as pre-1938 "grandfathered" products or certain drugs reviewed under the so-called DESI process. The Company believes that its two products come within these exceptions.) The subpoena states that it is in connection with an investigation into potential false claims under Title 42 of the U.S. Code, and appears to pertain to whether these products are eligible for reimbursement under federal health care programs, such as Medicaid and VA programs.

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

14.  INCOME TAXES

The Company adopted FASB Interpretation 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109" ("FIN 48") effective April 1, 2007. FIN 48 prescribes accounting for and disclosure of uncertainty in tax positions. This interpretation addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN 48, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. FIN 48 also provides guidance on derecognition of tax positions, financial statement classification, recognition of interest and penalties, accounting in interim periods, and disclosure and transition requirements. The Company's adoption of FIN 48 was not material to its consolidated financial position; however, certain reclassifications of various income tax-related balance sheet amounts were required.

As of April 1, 2007, after the implementation of FIN 48, the Company's liability for unrecognized tax benefits was $12,980, excluding liabilities for interest and penalties. If the Company were to recognize these benefits, the effective tax rate would be favorably impacted by $12,980. In addition, at April 1, 2007, liabilities for accrued interest and penalties relating to the unrecognized tax benefits totaled $1,950. As of June 30, 2007, the consolidated balance sheet reflects a liability for unrecognized tax benefits of $13,317, excluding liabilities for interest and penalties. Accrued interest and penalties included in the consolidated balance sheet were $2,295 as of June 30, 2007.

The Company recognizes interest and penalties associated with uncertain tax positions as a component of income tax expense in the consolidated statement of income.

It is anticipated the Company will recognize approximately $2,600 of unrecognized tax benefits within the next 12 months as a result of the expected expiration of the relevant statute of limitations.

The Company is subject to taxation in the U.S. and various states and is subject to examination by those authorities. The Company's federal statute of limitations has expired for fiscal years prior to 2004 and the relevant state statutes vary. The Company currently is being audited by the IRS for its March 31, 2006 and 2007 tax years. The IRS is also currently auditing the employment tax returns of the Company for calendar years 2004, 2005, 2006 and 2007. Various information requests with respect to the periods under audit have been received and responded to. The Company expects the IRS to issue additional information requests. The Company does not have any state examinations in progress at this time.

An income tax benefit has resulted from the determination that certain non-qualified stock options for which stock-based compensation expense was recorded will create an income tax deduction. This tax benefit has resulted in an increase to the Company's deferred tax assets for stock options prior to the occurrence of a taxable event or the forfeiture of the related options. Upon the occurrence of a taxable event or forfeiture of the underlying options, the corresponding deferred tax asset is reversed and the excess or deficiency in the deferred tax asset is recorded to paid-in capital in the period in which the taxable event or forfeiture occurs.

The Company determined that certain options previously classified as Incentive Stock Option ("ISO") grants were determined to have been granted with an exercise price below the fair market value of the Company's stock on the revised measurement dates. Under Internal Revenue Code Section 422, ISOs may not be granted with an exercise price less than the fair market value on the date of grant, and therefore these grants would not likely qualify for ISO tax treatment. The disqualification of ISO classification exposes the Company and the affected employees to payroll related withholding taxes once the underlying shares are released from the post exercise two-year forfeiture period and the substantial risk of forfeiture has lapsed, which creates a taxable event. The Company and the affected employees may also be subject to interest and penalties for failing to properly withhold taxes and report the taxable event on their respective tax returns. The Company is currently reviewing the potential disqualification of ISO grants and the related withholding tax implications with the IRS in an effort to reach agreement on the resulting tax liability. The Company recorded liabilities related to this matter of $6,684 as of June 30, 2007, in accrued liabilities on the consolidated balance sheet.

Management regularly reevaluates the Company's tax positions taken on filed tax returns using information about recent court decisions and legislative activities. Many factors are considered in making these evaluations, including past history, recent interpretations of tax law, and the specific facts and circumstances of each matter. Because tax law and regulations are subject to interpretation and tax litigation is inherently uncertain, these evaluations can involve a series of complex judgments about future events and can rely heavily on estimates and assumptions. The recorded tax liabilities are based on estimates and assumptions that have been deemed reasonable by management. However, if the Company's estimates are not representative of actual outcomes, recorded tax liabilities could be materially impacted.

15.  RECENTLY ISSUED ACCOUNTING STANDARDS

In September 2006, the Financial Accounting Standards Board ("FASB") issued SFAS No. 157, "Fair Value Measurements" ("SFAS 157"), which provides enhanced guidance for using fair value to measure assets and liabilities. SFAS 157 clarifies the principle that fair value should be based on the assumptions that market participants would use when pricing an asset or liability, provides a framework for measuring fair value under GAAP and expands disclosure requirements about fair value measurements. SFAS 157 is effective for financial statements issued in fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company plans to adopt SFAS 157 at the beginning of fiscal 2009 and is evaluating the impact, if any, the adoption of SFAS 157 will have on its financial condition and results of operations.

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

In June 2007, the FASB ratified the consensus reached by the EITF on Issue
No. 07-3, Accounting for Advance Payments for Goods or Services Received for Use in Future Research and Development Activities ("Issue 07-3"), which is effective for fiscal years beginning after December 15, 2007 and is applied prospectively for new contracts entered into on or after the effective date. Issue 07-3 addresses nonrefundable advance payments for goods or services for use in future research and development activities. Issue 07-3 will require that these payments that will be used or rendered for future research and development activities be deferred and capitalized and recognized as an expense as the related goods are delivered or the related services are performed. If an entity does not expect the goods to be delivered or the services to be rendered, the capitalized advance payments should be expensed. The Company plans to adopt Issue 07-3 at the beginning of fiscal 2009 and is evaluating the impact of the adoption of this issue on its financial condition and results of operations.

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

In December 2007, the FASB issued SFAS No. 141 (revised 2007), "Business Combinations" ("SFAS 141(R)") which replaces SFAS 141 but retains the fundamental concept of purchase method of accounting in a business combination and improves reporting by creating greater consistency in the accounting and financial reporting of business combinations, resulting in more complete, comparable, and relevant information for investors and other users of financial statements. To achieve this goal, the new standard requires the acquiring entity in a business combination to recognize all the assets acquired and liabilities assumed in the transaction and any non-controlling interest at the acquisition date at their fair value as of that date. This statement requires measuring a non-controlling interest in the acquiree at fair value which will result in recognizing the goodwill attributable to the non-controlling interest in addition to that attributable to the acquirer. This statement also requires the recognition of assets acquired and liabilities assumed arising from contractual contingencies as of the acquisition date, measured at their acquisition fair values. SFAS 141(R) is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008 and early adoption is prohibited. The Company plans to adopt SFAS 141(R) at the beginning of fiscal 2010 and is evaluating the impact of SFAS 141(R) on its financial condition and results of operations.

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

In May 2008, the FASB issued FASB Staff Position No. APB 14-a, "Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlement)." Under the new rules for convertible debt instruments that may be settled entirely or partially in cash upon conversion, an entity should separately account for the liability and equity components of the instrument in a manner that reflects the issuer's economic interest cost. The effect of the proposed new rules for the debentures is that the equity component would be included in the paid-in-capital section of shareholders' equity on an entity's consolidated balance sheet and the value of the equity component would be treated as original issue discount for purposes of accounting for the debt component of convertible debt. The FSP will be effective for fiscal years beginning after December 15, 2008, and for interim periods within those fiscal years, with retrospective application required. Early adoption is not permitted. The Company is currently evaluating the proposed new rules and the impact on its financial condition and results of operations.

16.  SUBSEQUENT EVENTS

In January 2008, the Company entered into a definitive asset purchase agreement with CYTYC Prenatal Products and Hologic, Inc. ("CYTYC") to acquire the U.S. and worldwide rights to Gestiva(TM) (17-alpha hydroxyprogesterone caproate). The NDA for Gestiva(TM) is currently before the FDA, pending approval for use in the prevention of preterm birth in certain categories of pregnant women. The proposed indication is for women with a history of at least one spontaneous preterm delivery (i.e., less than 37 weeks), who are pregnant with a single fetus. Under the terms of the asset purchase agreement, the Company agreed to pay $82,000 for Gestiva(TM), $7,500 of which was paid at closing and recorded as in-process research and development. The remainder is payable on the completion of two milestones: (1) $2,000 on the earlier to occur of CYTYC's receipt of acknowledgement from the FDA that their response to the FDA's October 20, 2006 "approvable" letter is sufficient for the FDA to proceed with their review of the NDA or the receipt of FDA's approval of the Gestiva(TM) NDA and (2) $72,500 on FDA approval of a Gestiva(TM) NDA, transfer of all rights in the NDA to the Company and receipt by the Company of defined launch quantities of finished Gestiva(TM) suitable for commercial sale.

In January 2008, the 133 employees represented by the Teamsters Union voted to decertify union representation effective February 7, 2008. As a result of the decertification, the Company incurred a withdrawal liability for the portion of the unfunded benefit obligation associated with the multi-employer pension plan administered by the union applicable to its employees covered by the plan. The withdrawal liability of $923 was recorded as an expense in the fourth quarter of fiscal year 2008.

At March 31, 2008, the Company had invested $83,900 in the principal amount of auction rate securities ("ARS"). The Company's investments in ARS represent interests in securities that have student loans as collateral that are guaranteed by the U.S. Government. Accordingly, ARS that are backed by student loans are viewed as having low default risk and very low risk of downgrade. The interest rates on these securities are reset through an auction process that resets the applicable interest rate at pre-determined intervals, up to 35 days. The auctions have historically provided a liquid market for these securities. The ARS investments held by the Company all had AAA credit ratings at the time of purchase and at the end of the Company's fiscal 2008 year end. With the liquidity issues experienced in global credit and capital markets, the ARS held by the Company at March 31, 2008 experienced failed auctions beginning in February 2008 as the amount of securities submitted for sale exceeded the amount of purchase orders. Given the failed auctions, the Company's ARS will continue to be illiquid until there is a successful auction for them. The Company cannot predict how long the current imbalance in the auction rate market will continue. The estimated fair value of the Company's ARS holdings at March 31, 2008 was $81,516, which reflected a $2,384 difference from the principal amount of $83,900. The estimated fair value of the ARS was based on a discounted cash flow model that considered, among other factors, the time to work out the market disruption in the traditional trading mechanism, the stream of cash flows (coupons) earned until maturity, the prevailing risk free yield curve, credit spreads applicable to a portfolio of student loans with various tenures and ratings and an illiquidity premium. These factors were used in a Monte Carlo simulation based methodology to derive the estimated fair value of the ARS. Although the ARS continue to pay interest according to their stated terms, the Company recorded during the fourth quarter of fiscal 2008 an unrealized loss of $1,550, net of tax, as a reduction to shareholders' equity in accumulated other comprehensive loss, reflecting adjustments to the ARS holdings that the Company has concluded have a temporary decline in value.

ARS have historically been classified as short-term marketable securities in the Company's consolidated balance sheet. Given the failed auctions, the Company has reclassified the $81,516 million of ARS as of March 31, 2008 from current assets to non-current assets. The Company believes that as of March 31, 2008, based on its current cash, cash equivalents and marketable securities balances of $126,893 and its current borrowing capacity under its credit facility of $290,000, the current lack of liquidity in the auction rate market will not have a material impact on its ability to fund its operations or interfere with its external growth plans, although the Company cannot assure you that this will continue to be the case.

In March 2008, representatives of the Missouri Department of Health and Senior Services, accompanied by representatives of the FDA, notified the Company of a hold on its inventory of certain unapproved drug products, restricting the Company's ability to remove or dispose of those inventories without permission.

The hold relates to a misinterpretation about the intended scope of recent FDA notices setting limits on the marketing of unapproved guaifenesin products. In response to notices issued by the FDA in 2002 and 2003 with respect to single-entity timed-release guaifenesin products, and a further notice issued in 2007 with respect to combination timed-released guaifenesin products, the Company timely discontinued a number of its guaifenesin products and believed that, by doing so, had complied with those notices. The recent action to place a hold on certain of the Company's products indicates that additional guaifenesin products should also have been discontinued. In addition, the FDA expanded the hold to include other products that did not contain guaifenesin but were being marketed by the Company without FDA approval under certain "grandfather clauses" and statutory and regulatory exceptions to the pre-market approval requirement for "new drugs" under the FDCA. FDA policies permit the agency to initiate broad action against the marketing of additional categories of the Company's unapproved products, if the FDA deems approval necessary, even if the agency has not instituted similar actions against the marketing of such products by other parties. Pursuant to discussions with the Missouri Department of Health and Senior Services and with the FDA, the affected Morphine and Oxycodone products have been released from the hold. The Company will discontinue manufacturing and marketing substantially all unapproved products subject to the hold.

The FDA has not proposed, nor does the Company expect them to propose, that the products subject to the hold be recalled from the distribution channel. As such, the Company has written-off the value of the products subject to the hold in its inventory as of March 31, 2008. The Company also evaluated the active pharmaceutical ingredients and excipients used in the manufacture of the hold products and determined that they should also be written-off since the Company will be discontinuing further manufacturing and many of them cannot be returned or sold to other manufacturers. The write-off included in the results of operations for the fourth quarter of fiscal 2008 totaled $5,500.

During most of fiscal 2008, the Company marketed approximately 30 products in its generic/non-branded respiratory line, which consisted primarily of cough/cold products. The cough/cold line accounted for $38,536, or 10.5%, of its specialty generic net revenues in fiscal 2008. As a result of the FDA hold discussed above, the Company is currently marketing one generic cough/cold product with four strengths that has been approved by the FDA. Since its launch in December 2007, this approved product generated sales of $884 during fiscal 2008.

          CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This Form 10-Q, including the documents that we incorporate herein by reference, contains various forward-looking statements within the meaning of the United States Private Securities Litigation Reform Act of 1995, which may be based on or include assumptions concerning our operations, future results and prospects. Such statements may be identified by the use of words like "plans," "expects," "aims," "believes," "projects," "anticipates," "commits," "intends," "estimate," "will," "should," "could," and other expressions that indicate future events and trends.

All statements that address expectations or projections about the future, including without limitation, statements about our strategy for growth, product development, product launches, regulatory approvals, market position, market share increases, acquisitions, revenues, expenditures and other financial results, are forward-looking statements.

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

Such factors include (but are not limited to) the following: (1) changes in the current and future business environment, including interest rates and capital and consumer spending; (2) the difficulty of predicting FDA approvals, including timing, and that any period of exclusivity may not be realized; (3) acceptance and demand for new pharmaceutical products; (4) the impact of competitive products and pricing, including as a result of so-called authorized-generic drugs; (5) new product development and launch, including the possibility that any product launch may be delayed or that product acceptance may be less than anticipated; (6) reliance on key strategic alliances; (7) the availability of raw materials and/or products manufactured for us under contract manufacturing arrangements with third parties; (8) the regulatory environment, including regulatory agency and judicial actions and changes in applicable law or regulations; (9) fluctuations in operating results; (10) the difficulty of predicting international regulatory approval, including timing; (11) the difficulty of predicting the pattern of inventory movements by our customers; (12) the impact of competitive response to our sales, marketing and strategic efforts; (13) risks that we may not ultimately prevail in our litigation; (14) actions by the Securities and Exchange Commission and the Internal Revenue Service with respect to our stock option grants and accounting practices; (15) the impact of credit market disruptions on the fair value of auction rate securities that we acquired as short-term investments and have now become illiquid; (16) whether any recalled products will have any material financial impact or result in litigation, agency actions or material damages; and (17) the risks detailed from time to time in our filings with the Securities and Exchange Commission.

This discussion is by no means exhaustive, but is designed to highlight important factors that may impact the Company's outlook. We undertake no obligation to update any of the forward-looking statements after the date of this report.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Except for the historical information contained herein, the following discussion contains forward-looking statements that are subject to known and unknown risks, uncertainties, and other factors that may cause our actual results to differ materially from those expressed or implied by those forward-looking statements. These risks, uncertainties and other factors are discussed above under the caption "Cautionary Statement Regarding Forward-Looking Information." In addition, the following discussion and analysis of financial condition and results of operations should be read in conjunction with the consolidated financial statements, the related notes to consolidated financial statements and "Management's Discussion and Analysis of Results of Operations and Financial Condition" included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2007, and the unaudited interim consolidated financial statements and related notes to unaudited interim consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

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

RESULTS OF OPERATIONS

For the three months ended June 30, 2007, we reported net income of $6.2 million compared to net income of $10.1 million in the first quarter of fiscal 2007. The 38.6% decrease in net income was primarily due to in-process research and development expense of $10.0 million we recorded in connection with the Evamist(TM) acquisition (see Note 2 to the Notes to Consolidated Financial Statements). Excluding this amount, net income for the three months ended June 30, 2007 would have increased $2.4 million, or 23.3%.

Net revenues for the quarter increased $18.2 million, or 18.9%, as we experienced sales growth of 25.0% in our specialty generics segment and 18.3% in our branded products segment. The resulting $12.1 million increase in gross profit was offset in part by a $6.9 million increase in operating expenses before taking into account the $10.0 million of expense associated with the acquisition of Evamist(TM). The increase in operating expenses was primarily due to increases in personnel costs, branded marketing and promotions expense, legal and professional expenses, and research and development expense.

NET REVENUES BY SEGMENT
-----------------------

                                                          THREE MONTHS ENDED JUNE 30,
                                              ---------------------------------------------------
                                                                                    CHANGE
                                                                              -------------------
        ($ IN THOUSANDS):                         2007          2006              $          %
                                              ------------   -----------      ----------  -------
Branded products                              $     50,053   $    42,313      $    7,740     18.3%
   as % of net revenues                               43.8%         44.0%
Specialty generics/non-branded                      60,501        48,401          12,100     25.0%
   as % of net revenues                               52.9%         50.3%
Specialty materials                                  3,614         4,882          (1,268)   (26.0)%
   as % of net revenues                                3.2%          5.1%
Other                                                  190           604            (414)   (68.5)%
                                              ------------   -----------      ----------
   Total net revenues                         $    114,358   $    96,200      $   18,158     18.9%

The increase in branded product sales was due primarily to the continued sales growth of our prescription prenatal product, PrimaCare(R) ONE, and increased sales of our anti-infective brand, Gynazole-1(R). Sales of PrimaCare(R) ONE increased $8.8 million, or 88.0%, as its share of the branded prenatal nutritional supplement market increased to 23.7% at the end of the first quarter. This sales increase was also heavily impacted by larger-than-normal customer purchases made during the quarter in anticipation of a June 2007 price increase. Gynazole-1(R) experienced a sales increase of $2.2 million, or 31.7%, during the quarter due primarily to price increases that occurred over the past 12 months and additional customer purchases made during the quarter in anticipation of a future price increase. These increases were offset in part by sales reductions of 10.4% and 7.1% in Clindesse(TM) and the hematinics, respectively. These sales declines were primarily the result of larger-than-normal customer purchases made in the fourth quarter of fiscal 2007 as customers responded to upcoming price increases.

The growth in specialty generic sales resulted primarily from increases experienced by our cardiovascular and cough/cold product lines. The cardiovascular product line, which comprised 47.0% of specialty generic sales during the quarter compared to 41.5% for the prior quarter, contributed sales growth of $8.3 million, or 41.5%. This increase was primarily due to $4.2 million of incremental sales volume from six strengths of Diltiazem HCI ER Capsules (AB rated to Tiazac(R)) which were introduced after receiving ANDA approval in September 2006. The remaining increase was primarily attributable to higher prices. During the quarter, our cough/cold product line registered sales growth of $3.4 million, or 56.4%, due primarily to sales volume growth on one existing product, Pseudovent(TM) 400 Capsules. Sales for the pain management product line were $11.4 million during the quarter compared to $11.0 million for the three months ended June 30, 2006 as volume increases associated primarily with Oxycodone hydrochloride tablets were substantially offset by the impact of pricing pressures on certain products in the pain management product line. Our cardiovascular product sales for the remainder of fiscal 2008 are expected to be significantly enhanced by the FDA approval we received in May 2007 to market the 100 mg and 200 mg strengths of metoprolol succinate extended-release tablets, the generic version of Toprol-XL(R) (marketed by AstraZeneca). In fiscal 2006, we received a favorable court ruling in a Paragraph IV patent infringement action filed against us by AstraZeneca based on our ANDA submissions to market these generic formulations. Since we were the first company to file with the FDA for generic approval of the 100 mg and 200 mg dosage strengths, we were accorded the opportunity for a 180-day exclusivity period for marketing these two dosage strengths. We began shipping these two products in July 2007.

GROSS PROFIT BY SEGMENT
-----------------------

                                                          THREE MONTHS ENDED JUNE 30,
                                              ---------------------------------------------------
                                                                                    CHANGE
                                                                              -------------------
        ($ IN THOUSANDS):                         2007          2006              $          %
                                              ------------   -----------      ----------  -------
Branded products                              $     43,937   $    37,301      $   6,636      17.8%
   as % of net revenues                               87.8%         88.2%
Specialty generics/non-branded                      33,896        27,376          6,520      23.8%
   as % of net revenues                               56.0%         56.6%
Specialty materials                                  1,279         1,998           (719)    (36.0)%
   as % of net revenues                               35.4%         40.9%
Other                                               (4,324)       (3,937)          (387)     (9.8)%
                                              ------------   -----------      ---------
   Total gross profit                         $     74,788   $    62,738      $  12,050      19.2%
      as % of total net revenues                      65.4%         65.2%

The increase in gross profit was principally due to the sales growth experienced by our branded products and specialty generics segments. The gross profit percentage on a consolidated basis remained strong at 65.4% due to the consistency of the gross profit percentages at both our branded products and specialty generics segments. Impacting the Other category are contract manufacturing revenues, pricing and production variances, and charges to inventory reserves associated with production. Any inventory reserve charges associated with finished goods are reflected in the applicable segment. The fluctuation in the Other category was primarily due to the timing of contract manufacturing revenues as the related provision for obsolete inventory was consistent with the level reflected in the comparative prior year quarter.

RESEARCH AND DEVELOPMENT
------------------------

                                                          THREE MONTHS ENDED JUNE 30,
                                              ---------------------------------------------------
                                                                                    CHANGE
                                                                              -------------------
        ($ IN THOUSANDS):                         2007          2006              $          %
                                              ------------   -----------      ----------  -------
Research and development                      $      9,796   $     7,890      $    1,906     24.2%
   as % of net revenues                                8.6%          8.2%

The increase in research and development expense was due to increased spending on bioequivalency studies as we continued active development of various branded and generic/non-branded products in our internal and external pipelines and increased personnel expenses related to the growth of our research and development staff.

PURCHASED IN-PROCESS RESEARCH AND DEVELOPMENT
---------------------------------------------

                                                          THREE MONTHS ENDED JUNE 30,
                                              ---------------------------------------------------
                                                                                    CHANGE
                                                                              -------------------
        ($ IN THOUSANDS):                         2007          2006              $          %
                                               -----------   -----------      ----------  -------
Purchased in-process research and development  $    10,000    $    -          $   10,000     NM
        as % of net revenues                           8.7%        -    %

In May 2007, we completed the acquisition of the U.S. marketing rights to Evamist(TM), a new estrogen replacement therapy product delivered with a patented metered-dose transdermal spray system, from VIVUS, Inc (see Note 2 to the

Notes to Consolidated Financial Statements). Under terms of the Agreement, the Company paid $10.0 million in cash at closing and made a cash payment of $141.5 million in July 2007 when final approval of the product was received from the FDA. Since the product had not yet obtained FDA approval when the initial payment was made at closing, we recorded a $10.0 million in-process research and development charge during the three months ended June 30, 2007.

SELLING AND ADMINISTRATIVE
--------------------------

                                                          THREE MONTHS ENDED JUNE 30,
                                              ---------------------------------------------------
                                                                                    CHANGE
                                                                              -------------------
        ($ IN THOUSANDS):                         2007          2006              $          %
                                              ------------   -----------      ----------  -------
Selling and administrative                    $     45,175   $    40,138      $    5,037     12.6%
   as % of net revenues                               39.5%         41.7%

The increase in selling and administrative expense was primarily due to greater personnel costs associated with increases in management, sales and other personnel, an increase in branded marketing and promotions expense and increases in legal and professional fees. The increase in legal costs was primarily due to a $0.8 million reimbursement of legal fees received during the comparative prior year quarter. The increase in professional fees resulted principally from costs associated with the Special Committee investigation into our stock option granting practices.

OPERATING INCOME
----------------

                                                          THREE MONTHS ENDED JUNE 30,
                                              ---------------------------------------------------
                                                                                    CHANGE
                                                                              -------------------
        ($ IN THOUSANDS):                         2007          2006              $          %
                                              ------------   -----------      ----------  -------
Operating income                              $      8,632   $    13,513      $   (4,881)   (36.1)%

The decrease in operating income was primarily due to the $10.0 million of expense we recorded during the quarter in connection with the Evamist(TM) acquisition. Without taking into account this expense, operating income for the three months ended June 30, 2007 would have increased $5.1 million, or 37.9%.

INTEREST EXPENSE
----------------

                                                          THREE MONTHS ENDED JUNE 30,
                                              ---------------------------------------------------
                                                                                    CHANGE
                                                                              -------------------
        ($ IN THOUSANDS):                         2007          2006              $          %
                                              ------------   -----------      ----------  -------
Interest expense                              $     2,130    $     2,236      $     (106)    (4.7)%

The decrease in interest expense was primarily due to normal amortization on the $43.0 million mortgage loan we entered into in March 2006 and the reduced level of interest expense thereon.

INTEREST AND OTHER INCOME
-------------------------

                                                          THREE MONTHS ENDED JUNE 30,
                                              ---------------------------------------------------
                                                                                    CHANGE
                                                                              -------------------
        ($ IN THOUSANDS):                         2007          2006              $          %
                                              ------------   -----------      ----------  -------
Interest and other income                     $      3,415   $     2,058      $    1,357     65.9%

The increase in interest and other income was primarily due to an increase in the average balance of invested cash coupled with a higher weighted average interest rate earned on short-term investments. The increase in the weighted average interest rate resulted principally from a restructuring of the investment portfolio from short-term tax-exempt securities to short-term taxable securities.

PROVISION FOR INCOME TAXES
--------------------------

                                                          THREE MONTHS ENDED JUNE 30,
                                              ---------------------------------------------------
                                                                                    CHANGE
                                                                              -------------------
        ($ IN THOUSANDS):                         2007          2006              $          %
                                              ------------   -----------      ----------  -------
Provision for income taxes                    $      3,717   $     5,213      $  (1,496)   (28.7)%
   effective tax rate                                 37.5%         39.1%


The decrease in the provision for income taxes was mainly due to the impact of the $10.0 million of expense we recorded during the quarter in connection with the Evamist(TM) acquisition. The effective tax rate for the prior year quarter was adversely affected by the expiration of Federal research and experimentation tax credits on December 31, 2005. Additional credits could not be recognized until passed by Congress and signed into law. The effective tax rates for all periods were favorably impacted by the domestic manufacturer's deduction.

NET INCOME AND DILUTED EARNINGS PER SHARE
-----------------------------------------

                                                          THREE MONTHS ENDED JUNE 30,
                                              ---------------------------------------------------
                                                                                    CHANGE
                                                                              -------------------
        ($ IN THOUSANDS):                         2007          2006              $          %
                                              ------------   -----------      ----------  -------
Net income                                    $      6,200   $    10,098      $   (3,898)   (38.6)%
  Diluted earnings  per Class A share                 0.12          0.19           (0.07)   (36.8)%
  Diluted earnings per Class B share                  0.10          0.16           (0.06)   (37.5)%

The decrease in net income was primarily due to the $10.0 million of expense we recorded during the quarter in connection with the Evamist(TM) acquisition. Excluding the effect of the $10.0 million of expense associated with the Evamist(TM) acquisition, net income for the quarter would have increased $2.4 million, or 23.3%.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents and working capital were $80.8 million and $198.4 million, respectively, at June 30, 2007, compared to $82.6 million and $372.3 million, respectively, at March 31, 2007. The decrease in working capital resulted primarily from the $200.0 million of Convertible Subordinated Notes (the "Notes") that were classified as a current liability as of June 30, 2007 due to the holders having the right to require us to repurchase all or a portion of their Notes on May 16, 2008. The primary source of operating cash flow used in the funding of our businesses continues to be internally generated funds from product sales. For the three months ended June 30, 2007, our net cash flow from operations of $12.9 million resulted primarily from net income adjusted for non-cash items.

Net cash flow used in investing activities included capital expenditures of $2.1 million for the three months ended June 30, 2007 compared to $15.2 million for the corresponding prior year period. The decrease in capital expenditures was primarily due to the comparative prior year amount including the cost of a building purchased in June 2006, additional costs associated with the development of a new lab facility and equipment purchases for metoprolol production. Other investing activities during the quarter consisted of $3.5 million in purchases, net of $1.1 million in sales, of short-term marketable securities that were classified as available for sale and the $10.0 million cash payment we made at closing of the Evamist(TM) acquisition in May 2007 (see Note 2 of Notes to Consolidated Financial Statements).

Our debt balance, including current maturities, was $240.9 million at June 30, 2007 compared to $241.3 million at March 31, 2007. In March 2006, we entered into a $43.0 million mortgage loan with one of our primary lenders, in part, to refinance $9.9 million of existing mortgages. The $32.8 million of net proceeds we received from the new mortgage loan was used for working capital and general corporate purposes. The mortgage loan bears interest at a rate of 5.91% and matures on April 1, 2021.

In May 2003, we issued $200.0 million principal amount of Notes that are convertible, under certain circumstances, into shares of our Class A Common Stock at an initial conversion price of $23.01 per share. The Notes bear interest at a rate of 2.50% and mature on May 16, 2033. We are also obligated to pay contingent interest at a rate equal to 0.5% per annum during any six-month period commencing May 16, 2006, if the average trading price of the Notes per $1,000 principal amount for the five-trading day period ending on the third trading day immediately preceding the first day of the applicable six-month period equals $1,200 or more. We may redeem some or all of the Notes at any time on or after May 21, 2006, at a redemption price, payable in cash, of 100% of the principal amount of the Notes, plus accrued and unpaid interest (including contingent interest, if any) to the date of redemption. Holders may require us to repurchase all or a portion of their Notes on May 16, 2008, 2013, 2018, 2023 and 2028, or upon a change in control, as defined in the indenture governing the Notes, at 100% of the principal amount of the Notes, plus accrued and unpaid interest (including contingent interest, if any) to the date of repurchase, payable in cash. As a result, we have classified the Notes as a current liability as of June 30, 2007 due to the right the holders have to require us to repurchase the Notes on May 16, 2008. Since the holders did not elect to cause us to repurchase any of the Notes, the Notes will be reclassified as long-term beginning with our consolidated balance sheet as of June 30, 2008. The Notes are subordinate to all of our existing and future senior obligations.

We have a credit agreement with ten banks that provides for a revolving line of credit for borrowing up to $320.0 million. The credit agreement also includes a provision for increasing the revolving commitment, at the lenders' sole discretion, by up to an additional $50.0 million. This credit facility is unsecured unless we, under certain specified circumstances, utilize the facility to redeem part or all of our outstanding Convertible Subordinated Notes. Interest is charged under the facility at the lower of the prime rate or one-month LIBOR plus 62.5 to 150 basis points depending on the ratio of senior debt to EBITDA. The credit agreement contains financial covenants that impose limits on dividend payments, require minimum equity, a maximum senior leverage ratio and minimum fixed charge coverage ratio. The credit facility has a five-year term expiring in June 2011. As of June 30, 2007, we were in compliance with all of our financial covenants and there were no borrowings outstanding under the facility. In addition, the agreement requires that we submit quarterly financial statements within 45 days of the close of each fiscal quarter. The Company has obtained the consent of the lenders to extend the period for submission of the quarterly financial statements for this quarter and the quarters ended September 30, 2007 and December 31, 2007 to June 30, 2008.

In December 2005, we entered into a financing arrangement with St. Louis County, Missouri related to expansion of our operations in St. Louis County (see Note 10 of the Notes to Consolidated Financial Statements). Up to $135.5 million of industrial revenue bonds may be issued to us by St. Louis County relative to capital improvements made through December 31, 2009. This agreement provides that 50% of the real and personal property taxes on up to $135.5 million of capital improvements will be abated for a period of 10 years subsequent to the property being placed in service. Industrial revenue bonds totaling $109.4 million were outstanding at June 30, 2007. The industrial revenue bonds are issued by St. Louis County to us upon our payment of qualifying costs of capital improvements, which are then leased by us for a period ending December 1, 2019, unless earlier terminated. We have the option at any time to discontinue the arrangement and regain full title to the abated property. The industrial revenue bonds bear interest at 4.25% per annum and are payable as to principal and interest concurrently with payments due under the terms of the lease. We have classified the leased assets as property and equipment and have established a capital lease obligation equal to the outstanding principal balance of the industrial revenue bonds. Lease payments may be made by tendering an equivalent portion of the industrial revenue bonds. As the capital lease payments to St. Louis County may be satisfied by tendering industrial revenue bonds (which is our intention), the capital lease obligation, industrial revenue bonds and related interest expense and interest income, respectively, have been offset for presentation purposes in the Consolidated Financial Statements.

We believe our cash and cash equivalents balance, cash flows from operations and funds available under our credit facilities, will be adequate to fund operating activities for the presently foreseeable future, including the payment of short-term and long-term debt obligations, capital improvements, research and development expenditures, product development activities and expansion of marketing capabilities for the branded pharmaceutical business. In addition, we continue to examine opportunities to expand our business through the acquisition of or investment in companies, technologies, product rights, research and development and other investments that are compatible with our existing businesses. We intend to use our available cash to help in funding any acquisitions or investments. As such, cash has been invested in short-term, highly liquid instruments (see Note 16 of the Notes to Consolidated Financial Statements for a discussion of our investments in auction rate securities). We also may use funds available under our credit facilities, or financing sources that subsequently become available, including the future issuances of additional debt or equity securities, to fund these acquisitions or investments. If we were to fund one or more such acquisitions or investments, our capital resources, financial condition and results of operations could be materially impacted in future periods.

GOVERNMENT REGULATION

In March 2008, representatives of the Missouri Department of Health and Senior Services, accompanied by representatives of the FDA, notified us of a hold on our inventory of certain unapproved drug products, restricting our ability to remove or dispose of those inventories without permission.

The hold relates to a misinterpretation about the intended scope of recent FDA notices setting limits on the marketing of unapproved guaifenesin products. In response to notices issued by the FDA in 2002 and 2003 with respect to single-entity timed-release guaifenesin products, and a further notice issued in 2007 with respect to combination timed-released guaifenesin products, we timely discontinued a number of our guaifenesin products and believed that, by doing so, had complied with those notices. The recent action to place a hold on certain of our products indicates that additional guaifenesin products should also have been discontinued. In addition, the FDA expanded the hold to include other products that did not contain guaifenesin but were being marketed by us without FDA approval under certain "grandfather clauses" and statutory and regulatory exceptions to the pre-market approval requirement for "new drugs" under the FDCA. FDA policies permit the agency to initiate broad action against the marketing of additional categories of our unapproved products, if the FDA deems approval necessary, even if the agency has not instituted similar actions against the marketing of such products by other parties. Pursuant to discussions with the Missouri Department of Health and Senior Services and with the FDA, the affected Morphine and Oxycodone products have been released from the hold. We will discontinue manufacturing and marketing substantially all unapproved products subject to the hold.

The FDA has not proposed, nor do we expect them to propose, that the products subject to the hold be recalled from the distribution channel. As such, we have written-off the value of the products subject to the hold in our inventory as of March 31, 2008. We also evaluated the active pharmaceutical ingredients and excipients used in the manufacture of the hold products and determined that they should also be written-off since we will be discontinuing further manufacturing and many of them cannot be returned or sold to other manufacturers. The write-off included in the results of operations for the fourth quarter of fiscal 2008 totaled $5.5 million.

During most of fiscal 2008, we marketed approximately 30 products in our generic/non-branded respiratory line, which consisted primarily of cough/cold products. The cough/cold line accounted for $38.5 million, or 10.5%, of our specialty generic net revenues in fiscal 2008. As a result of the FDA hold discussed above, we are currently marketing one generic cough/cold product with four strengths that has been approved by the FDA. Since its launch in December 2007, this approved product generated sales of $0.9 million during fiscal 2008.

On June 6, 2008, ETHEX initiated a voluntary recall of a single lot of morphine sulfate 60 mg extended-release tablets due to a report that a tablet with as much as double the appropriate thickness was identified and therefore the possibility that other oversized tablets could have been commercially released in the affected lot. On June 13, 2008, the recall was expanded to include additional specific lots of morphine sulfate 60 mg extended-release tablets and specific lots of morphine sulfate 30 mg extended release tablets. We accrued a liability of $0.9 million in the fourth quarter of fiscal 2008 for the anticipated cost of the recall. No oversized tablets have been identified in any additional distributed lot of these products and based on our investigation, there are likely to be few, if any, oversized tablets in the recalled lots. In addition, under ordinary pharmacy dispensing procedures, any significantly oversized tablets would likely be identified at the time of dispensing. However, the decision to recall the additional lots has been taken as a responsible precaution because of the possibility that there may be oversized tablets in the recalled lots.

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

CRITICAL ACCOUNTING ESTIMATES

Our consolidated financial statements are presented on the basis of U.S. generally accepted accounting principles. Certain of our accounting policies are particularly important to the portrayal of our financial condition and results of operations and require the application of significant judgment by our management. As a result, these policies are subject to an inherent degree of uncertainty. In applying these policies, we make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures. We base our estimates and judgments on historical experience, the terms of existing contracts, observance of trends in the industry, information that is obtained from customers and outside sources, and on various other assumptions that are believed to be reasonable and appropriate under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Although we believe that our estimates and assumptions are reasonable, actual results may differ significantly from our estimates. Changes in estimates and assumptions based upon actual results may have a material impact on our results of operations and/or financial condition. Our critical accounting estimates are described below.

REVENUE RECOGNITION AND PROVISIONS FOR ESTIMATED REDUCTIONS TO GROSS REVENUES.
------------------------------------------------------------------------------
Revenue is generally realized or realizable and earned when persuasive evidence of an arrangement exists, the seller's price to the buyer is fixed or determinable, the customer's payment ability has been reasonably assured and title and risk of ownership have been transferred to the customer.

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

From time to time, we provide incentives to our wholesale customers, such as trade show allowances or stocking allowances that they in turn use to accelerate distribution to their end customers. We believe that such incentives are normal and customary in the industry. Sales allowances are accrued and revenue is recognized as sales are made pursuant to the terms of the allowances offered to the customer. Due to the nature of these allowances, we believe we are able to accurately calculate the required provisions for the allowances based on the specific terms in each agreement. Additionally, customers will normally purchase additional product ahead of regular demand to take advantage of the temporarily lower cost resulting from the sales allowances. This practice has been customary in the industry and we believe would be part of a customer's ordinary course of business inventory level. We reserve the right, with our major wholesale customers, to limit the amount of these forward buys. Sales made as a result of allowances offered on our specialty generics product line in conjunction with trade shows sponsored by our major wholesale customers and for other promotional programs accounted for 11.7% and 14.7% of total gross revenues for the three months ended June 30, 2007 and 2006, respectively.

In addition, we understand that certain of our wholesale customers have anticipated the timing of price increases and have made, and may continue to make, business decisions to buy additional product in anticipation of future price increases. This practice has been customary in the industry and we believe would be part of a customer's ordinary course of business inventory level.

We evaluate inventory levels at our wholesale customers, which accounted for approximately 62% of our unit sales during the three months ended June 30, 2007, through an internal analysis that considers, among other things, wholesaler purchases, wholesaler contract sales, available end consumer prescription information and inventory data received from our three largest wholesale customers. We believe that our evaluation of wholesaler inventory levels allows us to make reasonable estimates of our reserve balances. Further, our products are typically sold with adequate shelf life to permit sufficient time for our wholesaler customers to sell our products in their inventory through to the end consumer.

The following table reflects the activity during the three months ended June 30, 2007 for each accounts receivable reserve:

                                                           CURRENT PROVISION  CURRENT PROVISION    ACTUAL RETURNS
                                                           RELATED TO SALES    RELATED TO SALES      OR CREDITS
              (IN THOUSANDS)                   BEGINNING       MADE IN THE          MADE IN             IN THE          ENDING
                                                BALANCE      CURRENT PERIOD      PRIOR PERIODS      CURRENT PERIOD      BALANCE
                                              -----------  ------------------ ------------------- -----------------  ------------
THREE MONTHS ENDED JUNE 30, 2007
  Accounts Receivable Reserves:
    Chargebacks                                $  13,005    $         25,414   $               -   $       (25,712)   $   12,707
    Sales Rebates                                  5,386               4,853                   -            (4,846)        5,393
    Sales Returns                                  2,873               3,911                   -            (4,189)        2,595
    Cash Discounts and Other Allowances            3,511               4,833                   -            (4,588)        3,756
    Medicaid Rebates                               6,506               1,908                   -            (3,025)        5,389
                                              -----------  ------------------ ------------------- -----------------  ------------
      TOTAL                                    $  31,281    $         40,919   $               -   $       (42,360)   $   29,840
                                              ===========  ================== =================== =================  ============

The decrease in the reserve for chargebacks at June 30, 2007 was primarily due to a decline in customer inventory levels of our specialty generic products at the end of the quarter. The decrease in the reserve for Medicaid rebates at June 30, 2007 resulted primarily from the timing of when certain Medicaid rebate payments were processed.

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

Chargeback transactions are almost exclusively related to our specialty generics business segment. During the three months ended June 30, 2007 and 2006, the chargeback provision reduced the gross sales of our specialty generics segment by $25.1 million and $23.5 million, respectively. These amounts accounted for 99.3% and 99.2% of the total chargeback provisions recorded during the three months ended June 30, 2007 and 2006, respectively.

The provision for chargebacks is the most significant and complex estimate used in the recognition of revenue. The primary factors we consider in developing and evaluating the reserve for chargebacks include:

     o The amount of inventory in the wholesale distribution channel. We receive actual inventory information from our three major wholesale customers and estimate the inventory position of the remaining wholesalers based on historical buying patterns. During the three months ended June 30, 2007, unit sales to our three major wholesale customers accounted for 82% of our total unit sales to all wholesalers, and the aggregate inventory position of the three major wholesalers at June 30, 2007 was approximately equivalent to our last seven weeks of shipments during the fiscal quarter. We currently use the last six weeks of our shipments as an estimate of the inventory held by the remaining wholesalers where we do not receive actual inventory data, as our experience and buying patterns indicate that our smaller wholesale customers carry less inventory than our large wholesale customers. As of June 30, 2007, each week of inventory for those remaining wholesalers represented approximately $0.2 million, or 1.4%, of the reported reserve for chargebacks.

     o The percentage of sales to our wholesale customers that will result in chargebacks. Using our automated chargeback system we track, at the product level, the percentage of sales units shipped to our wholesale customers that eventually result in chargebacks to us. The percentage for each product, which is based on actual historical experience, is applied to the respective inventory units in the wholesale distribution channel. As of June 30, 2007, the aggregate weighted average percentage of sales to wholesalers assumed to result in chargebacks was approximately 96%, with each 1% representing approximately $0.1 million, or 1.1%, of the reported reserve for chargebacks.

     o Contract pricing and the resulting chargeback per unit. The chargeback provision is based on the difference between our invoice price to the wholesaler, or "WAC," and the contract price negotiated with either our indirect customer or with the wholesaler for sales by the wholesaler to the indirect customers. We calculate the price difference, or chargeback per unit, for each product and for each major wholesale customer using historical weighted average pricing, based on actual chargeback experience. Use of weighted average pricing over time compensates for changes in the mix of indirect customers and products from period to period. As of June 30, 2007, a 5% shift in the calculated chargeback per unit in the same direction across all products and customers would result in a $0.6 million, or 5.0%, impact on the reported reserve for chargebacks.

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

Sales Returns - Consistent with industry practice, we maintain a returns
-------------
policy that allows our direct and indirect customers to return product six months prior to expiration and within one year after expiration. This policy is applicable to both our branded and specialty generics business segments. Upon recognition of revenue from product sales to customers, we provide for an estimate of product to be returned. This estimate is determined by applying a historical relationship of customer returns to gross sales. We evaluate the reserve for sales returns by calculating historical return rates using data from the last 12 months on a product specific basis and by class of trade (wholesale versus retail chain). The calculated percentages are applied against estimates of inventory in the distribution channel on a product specific basis. To determine the inventory levels in the wholesale distribution channel, we utilize actual inventory information from our major wholesale customers and estimate the inventory positions of the remaining wholesalers based on historical buying patterns. For inventory held by our non-wholesale customers, we use the last two months of sales to the direct buying chains and the indirect buying retailers as an estimate. A 10% change in the product specific historical return rates used in the reserve analysis would have changed the reserve balance at June 30, 2007 by approximately $0.2 million, or 7.0%, of the reported reserve for sales returns. A 10% change in the amount of estimated inventory in the distribution channel would have changed the reserve balance at June 30, 2007 by approximately $0.3 million, or 10.1%, of the reported reserve for sales returns.

Medicaid Rebates - Established in 1990, the Medicaid Drug Rebate Program
----------------
requires a drug manufacturer to provide to each state a rebate every calendar quarter for covered outpatient drugs dispensed to Medicaid patients. Medicaid rebates apply to both our branded and specialty generic segments. Individual states invoice us for Medicaid rebates on a quarterly basis using statutorily determined rates for generic (11%) and branded (15%) products, which are applied to the Average Manufacturer's Price, or "AMP," for a particular product to arrive at a Unit Rebate Amount, or "URA." The amount owed is based on the number of units dispensed by the pharmacy to Medicaid patients extended by the URA. The reserve for Medicaid rebates is based on expected payments, which are driven by patient usage and estimated inventory in the distribution channel. We estimate patient usage by calculating a payment rate as a percentage of net sales lagged six months, which is then applied to an estimate of customer inventory. We currently use the last two months of our shipments to wholesalers and direct buying chains as an estimate of inventory in the wholesale and chain channels and an additional month of wholesale sales as an estimate of inventory held by the indirect buying retailer. A 10% change in the amount of customer inventory subject to Medicaid rebates would have changed the reserve at June 30, 2007 by $0.5 million, or 8.9% of the reported reserve for Medicaid rebates. Similarly, a 10% change in estimated patient usage would have changed the reserve at June 30, 2007 by $0.5 million, or 8.9% of the reported reserve for Medicaid rebates.

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

INTANGIBLE ASSETS. Our intangible assets principally consist of product
-----------------
rights, license agreements and trademarks resulting from product acquisitions and legal fees and similar costs relating to the development of patents and trademarks. Intangible assets that are acquired are stated at cost, less accumulated amortization, and are amortized on a straight-line basis over their estimated useful lives, which range from 10 to 20 years. We determine amortization periods for intangible assets that are acquired based on our assessment of various factors impacting estimated useful lives and cash flows of the acquired products. Such factors include the product's position in its life cycle, the existence or absence of like products in the market, various other competitive and regulatory issues, and contractual terms. Significant changes to any of these factors may result in a reduction in the intangible asset's useful life and an acceleration of related amortization expense.

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

STOCK-BASED COMPENSATION. Effective April 1, 2006, we adopted SFAS 123R, which
------------------------
requires the measurement and recognition of compensation expense, based on estimated fair values, for all share-based compensation awards made to employees and directors over the vesting period of the awards. The Company adopted SFAS 123R using the modified prospective method and, as a result, did not retroactively adjust results from prior periods. Under the modified prospective method, stock-based compensation was recognized (1) for the unvested portion of previously issued awards that were outstanding at the initial date of adoption based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123 and
(2) for any awards granted on or subsequent to the effective date of SFAS 123R based on the grant date fair value estimated in accordance with the provisions of this statement. Determining the fair value of share-based awards at the grant date requires judgment to identify the appropriate valuation model and estimate the assumptions, including the expected term of the stock options and expected stock-price volatility, to be used in the calculation. Judgment is also required in estimating the percentage of share-based awards that are expected to be forfeited. We estimated the fair value of stock options granted using the Black-Scholes option-pricing model with assumptions based primarily on historical data. If actual results differ significantly from these estimates, stock-based compensation expense and our results of operations could be materially impacted.

INCOME TAXES. Our deferred tax assets and liabilities are determined based on
------------
temporary differences between financial reporting and tax bases of assets and liabilities. Deferred tax assets and liabilities are measured using the currently enacted tax rates that apply to taxable income in effect for the years in which those tax assets are expected to be realized or settled. We record a valuation allowance to reduce deferred tax assets to the amount that is believed more likely than not to be realized. Management believes it is more likely than not that forecasted income, including income that may be generated as a result of certain tax planning strategies, together with the tax effects of the deferred tax liabilities, will be sufficient to fully recover the remaining deferred tax assets. If all or part of the net deferred tax assets are determined not to be realizable in the future, an adjustment to the valuation allowance would be charged to earnings in the period such determination is made. Similarly, if we subsequently realize deferred tax assets that were previously determined to be unrealizable, the respective valuation allowance would be reversed, resulting in a positive adjustment to earnings in the period such determination is made.

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

Our accounting for income taxes was affected by the adoption of FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109" on April 1, 2007. See Note 14 of the Notes to Consolidated Financial Statements.

CONTINGENCIES. We are involved in various legal proceedings, some of which
-------------
involve claims for substantial amounts. An estimate is made to accrue for a loss contingency relating to any of these legal proceedings if it is probable that a liability was incurred as of the date of the financial statements and the amount of loss can be reasonably estimated. Because of the subjective nature inherent in assessing the outcome of litigation and because of the potential that an adverse outcome in legal proceedings could have a material impact on our financial condition or results of operations, such estimates are considered to be critical accounting estimates. After review, it was determined at June 30, 2007 that for each of the various legal proceedings in which we are involved, the conditions mentioned above were not met. We will continue to evaluate all legal matters as additional information becomes available.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk is limited to fluctuating interest rates associated with variable rate indebtedness and marketable securities that are subject to interest rate changes.

The majority of our investments in marketable securities are taxable auction rate securities. The rates on these securities reset at a pre-determined interval up to 35 days. As of June 30, 2007 and March 31, 2007, we had invested $121.1 million and $119.2 million, respectively, in auction rate securities, primarily in high quality (AAA rated) bonds secured by student loans which are guaranteed by the U.S. Government. Recent developments in the capital and credit markets subsequent to June 30, 2007 have adversely affected the market for auction rate securities, which has resulted in a loss of liquidity for these investments. We have evaluated these securities to determine if other-than-temporary impairment of the carrying value of the securities has occurred due to the loss of liquidity. At March 31, 2008, the fair value of auction rate securities was $81.5 million and the resultant difference of $2.4 million was recorded in accumulated other comprehensive loss as the unrealized losses were considered to be temporary (See Note 16 of the Notes to the Consolidated Financial Statements for further discussion of our investment in auction rate securities). We believe that as of March 31, 2008, based on our cash, cash equivalents and short-term marketable securities balances of $126.9 million and our current borrowing capacity of $290.0 million under our credit facility, the current lack of liquidity in the auction rate market will not have a material impact on our ability to fund our operations or interfere with our external growth plans, although we cannot assure you that this will continue to be the case.

The annual favorable impact on our net income as a result of a 25, 50 or 100 basis point (where 100 basis points equals 1%) increase in short-term interest rates would be approximately $0.6 million, $1.2 million or $2.5 million, respectively, based on our average cash, cash equivalents and short-term marketable investment balances during the quarter ended June 30, 2007 compared to an increase of $0.6 million, $1.1 million or $2.2 million, respectively, during the fiscal year ended March 31, 2007.

Advances to us under our credit facilities bear interest at a rate that varies consistent with increases or decreases in the publicly announced prime rate and/or the LIBOR rate with respect to LIBOR-related loans, if any. A material increase in such rates could significantly increase borrowing expenses. We did not have any cash borrowings under our credit facilities at June 30, 2007.

In May 2003, we issued $200.0 million of Convertible Subordinated Notes (the "Notes"). The interest rate on the Notes is fixed at 2.50% and therefore not subject to interest rate changes. Beginning May 16, 2006, we became obligated to pay contingent interest at a rate equal to 0.5% per annum during any six-month period, if the average trading price of the Notes per $1,000 principal amount for the five-trading day period ending on the third trading day immediately preceding the first day of the applicable six-month period equals $1,200 or more. Holders may require us to repurchase all or a portion of their Notes on May 16, 2008, 2013, 2018, 2023 and 2028, or upon a change in control, as defined in the indenture governing the Notes, at 100% of the principal amount of the Notes, plus accrued and unpaid interest (including contingent interest, if any) to the date of repurchase, payable in cash. As a result, we have classified the Notes as a current liability as of June 30, 2007 due to the right the holders have to require us to repurchase the Notes on May 16, 2008. Since the holders did not elect to cause us to repurchase any of the Notes, the Notes will be reclassified as long-term beginning with our consolidated balance sheet as of June 30, 2008.

In March 2006, we entered into a $43.0 million mortgage loan secured by three of our buildings that matures in April 2021. The interest rate on this loan is fixed at 5.91% per annum and not subject to market interest rate changes.

ITEM 4.  CONTROLS AND PROCEDURES

(a) EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, as of the end of the period of this report, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) and determined that, as a result of material weaknesses in internal control over financial reporting described below, as of June 30, 2007 our disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Exchange Act Rule 12b-2 defines a material weakness as a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis.

During the completion of its fiscal 2008 financial statements, the Company determined that a material weakness in its internal control over financial reporting existed as of June 30, 2007 related to revenue recognition. Specifically, the design of the Company's policies and procedures did not adequately address the financial reporting risk associated with customer rebate agreements and were inadequate in ensuring that the necessary information for new or modified rebate agreements was communicated to those responsible for evaluating the accounting implications of the agreements. This resulted in a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis.

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

In addition, and unrelated to accounting for stock-based compensation, in August 2006 our management identified additional liabilities associated with tax positions taken on filed tax returns for the years ended March 31, 2004 through 2006 that should have been recorded in accordance with GAAP, partially offset by certain expected tax refunds. We have determined that these errors in our accounting for income taxes resulted from a material weakness in our internal control over financial reporting. Specifically, the design of the Company's policies, procedures and control activities did not adequately address the financial reporting risks associated with uncertain tax positions and were inadequate in ensuring that the necessary information was captured and communicated to those responsible for accounting for uncertain tax positions. This resulted in a more than remote likelihood of a material misstatement in the Company's financial statements.

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

As a result of financial statement errors attributable to the material weaknesses identified as of August 2006 and March 31, 2007 described above, we have filed a comprehensive Form 10-K for the fiscal year ended March 31, 2007 in which we restated our consolidated statements of income, comprehensive income, shareholders' equity and cash flows for the years ended March 31, 2006 and 2005, our consolidated balance sheet as of March 31, 2006 and selected consolidated financial data for the fiscal years ended March 31, 2006, 2005, 2004, and 2003, and for each of the quarters in the year ended March 31, 2006.

(b) CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
SEC regulations require that Company management evaluate any change in our internal controls over financial reporting that occurred during each of our fiscal quarters that has materially affected, or is reasonably likely to materially affect the Company's internal control over financial reporting.

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2007 that have materially affected, or are reasonably likely to materially affect the Company's internal control over financial reporting.

(c) INHERENT LIMITATIONS OF DISCLOSURE CONTROLS AND PROCEDURES
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.

(d) REMEDIATION ACTIVITIES
Subsequent to March 31, 2008, the Company is taking steps to remediate the material weakness related to rebate agreements by designing policies and procedures that require all new or modified customer agreements to be reviewed by accounting personnel with relevant GAAP knowledge to determine the appropriate accounting treatment.

Subsequent to June 30, 2007, we have taken several steps to begin to remediate the material weaknesses related to accounting for stock-based compensation, income taxes and revenue recognition described in (a) above as follows:

Stock-Based Compensation
o Expanded the General Counsel's role to include oversight of the process of documenting stock option grants in order to assure that grants are properly awarded under the approved plan document and proper grant dates are associated with awards.
o Engaged an outside professional services firm to advise us on improving the design of the internal controls over our stock option processes and controls over the preparation and review of stock-based compensation information in the Company's financial reports.
o Established an Employee Compensation Reporting Committee comprised of senior tax, legal, human resource, and accounting/finance personnel, to assure that grants are properly awarded under the plan document, proper grant dates are assigned for measurement purposes, the reasonableness of key assumptions used in the valuation of stock options are reviewed for appropriateness and any modifications to the standard terms of outstanding awards are reviewed for appropriate accounting treatment.
o Established a procedure whereby senior financial management reviews employment agreements, employment offers, and other employee agreements to ensure proper accounting based upon the terms and conditions of such agreements.

o Training and education to ensure that all relevant personnel involved in the administration of and accounting for stock option grants, including tax personnel, understand the terms of the Company's stock option plans and the relevant accounting guidance under U.S. generally accepted accounting principles.
o Established quarterly testing by the Company's Internal Audit Department of controls relating to stock option activity and the accuracy of the model used in valuing the Company's stock options.

Income Taxes
o Established quarterly meetings between the tax department, operating division executives and other management personnel to facilitate communication of relevant business issues impacting accounting for income taxes, and;
o Implemented procedures that require the documentation of tax liabilities and facilitate an effective review of the recognition and measurement of tax liabilities.

Revenue Recognition
o Implemented a procedure to verify actual customer receipt dates of shipments made during the last several days of a period end for the FOB destination customers.
o Implemented a policy requiring that shipping terms for all customers are properly documented and reviewed by finance/accounting personnel to verify the appropriate timing of revenue recognition.

PART II. - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The information set forth under Note 13 - CONTINGENCIES - LITIGATION of the Notes to the Consolidated Financial Statements included in Part I, Item I of this report is incorporated in this Part II, Item 1 by reference.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

         PURCHASE OF EQUITY SECURITIES BY THE COMPANY

         The following table provides information about purchases the Company made of its common stock during the quarter ended June 30, 2007:

                                                                           TOTAL NUMBER OF SHARES
                                   TOTAL NUMBER OF                         PURCHASED AS PART OF A    MAXIMUM NUMBER OF SHARES
                                  SHARES PURCHASED    AVERAGE PRICE PAID     PUBLICLY ANNOUNCED          THAT MAY YET BE
              PERIOD                     (a)              PER SHARE               PROGRAM           PURCHASED UNDER THE PROGRAM
  April 1-30, 2007                      2,880              $ 25.39                   --                       --

  May 1-31, 2007                          496              $ 26.15                   --                       --

  June 1-30, 2007                         --                  --                     --                       --
                                        -----              -------                  ----                     ----
              Total                     3,376              $ 25.50                   --                       --
                                        =====              =======

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

                                  K-V PHARMACEUTICAL COMPANY


Date:  June 25, 2008         By    /s/  Marc S. Hermelin
                                  --------------------------------------------
                                  Marc S. Hermelin
                                  Chairman of the Board and
                                  Chief Executive Officer
                                  (Principal Executive Officer)


Date:  June 25, 2008         By    /s/  Ronald J. Kanterman
                                   --------------------------------------------
                                   Ronald J. Kanterman
                                   Vice President and Chief Financial Officer
                                   (Principal Financial Officer)


Date:  June 25, 2008         By    /s/ Richard H. Chibnall
                                  ---------------------------------------------
                                  Richard H. Chibnall
                                  Vice President, Finance
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