Form 10-Q
period 2007-09-30
KV PHARMACEUTICAL CO /DE/
filed 2008-06-25
CIK 57055

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
-------------------------------------------------------------------------------

                                   FORM 10-Q

[ X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
      FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2007
                             OR
[    ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
   FOR THE TRANSITION PERIOD FROM                      TO

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

PART I. - FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS

                                         K-V PHARMACEUTICAL COMPANY AND SUBSIDIARIES
                                              CONSOLIDATED STATEMENTS OF INCOME
                                              (Unaudited; dollars in thousands)


                                                                   THREE MONTHS ENDED                   SIX MONTHS ENDED
                                                                      SEPTEMBER 30,                       SEPTEMBER 30,
                                                              ---------------------------         ---------------------------
                                                                2007              2006              2007              2006
                                                              ---------         ---------         ---------         ---------
Net revenues...............................................   $ 172,925         $ 108,983         $ 287,282         $ 205,183
Cost of sales..............................................      45,132            38,879            84,702            72,325
                                                              ---------         ---------         ---------         ---------
Gross profit...............................................     127,793            70,104           202,580           132,858
                                                              ---------         ---------         ---------         ---------
Operating expenses:
    Research and development...............................      11,750             6,396            21,546            14,287
    Purchased in-process research and
        development........................................          --                --            10,000                --
    Selling and administrative.............................      50,999            42,855            96,173            83,008
    Amortization of intangibles............................       3,015             1,201             4,200             2,398
                                                              ---------         ---------         ---------         ---------
Total operating expenses...................................      65,764            50,452           131,919            99,693
                                                              ---------         ---------         ---------         ---------

Operating income...........................................      62,029            19,652            70,661            33,165
                                                              ---------         ---------         ---------         ---------

Other expense (income):
    Interest expense.......................................       2,768             2,305             4,898             4,541
    Interest and other income..............................      (2,741)           (2,308)           (6,156)           (4,366)
                                                              ---------         ---------         ---------         ---------
Total other expense (income), net..........................          27                (3)           (1,258)              175
                                                              ---------         ---------         ---------         ---------
Income before income taxes and cumulative effect
    of change in accounting principle.......................     62,002            19,655            71,919            32,990
Provision for income taxes.................................      21,779             7,570            25,496            12,783
                                                              ---------         ---------         ---------         ---------
Income before cumulative effect of change
    in accounting principle................................      40,223            12,085            46,423            20,207
Cumulative effect of change in accounting
    principle (net of $670 in taxes).......................          --                --                --             1,976
                                                              ---------         ---------         ---------         ---------
Net income.................................................   $  40,223         $  12,085         $  46,423         $  22,183
                                                              =========         =========         =========         =========


                                                                                       (CONTINUED)




                                     K-V PHARMACEUTICAL COMPANY AND SUBSIDIARIES
                                   CONSOLIDATED STATEMENTS OF INCOME - (CONTINUED)
                                          (Unaudited; dollars in thousands)


                                                           THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                              SEPTEMBER 30,                      SEPTEMBER 30,
                                                      ---------------------------         ---------------------------
                                                        2007              2006              2007              2006
                                                      ---------         ---------         ---------         ---------
Earnings per share before effect of change in
  accounting principle:
       Basic - Class A common......................   $    0.85         $    0.26         $    0.98         $    0.43
       Basic - Class B common......................        0.71              0.21              0.82              0.36
       Diluted - Class A common....................        0.70              0.22              0.82              0.38
       Diluted - Class B common....................        0.60              0.19              0.71              0.32

Per share effect of cumulative effect of
  change in accounting principle:
       Basic - Class A common......................   $       -         $       -         $       -         $    0.04
       Basic - Class B common......................           -                 -                 -              0.03
       Diluted - Class A common....................           -                 -                 -              0.03
       Diluted - Class B common....................           -                 -                 -              0.03

Earnings per share:
       Basic - Class A common......................   $    0.85         $    0.26         $    0.98         $    0.47
       Basic - Class B common......................        0.71              0.21              0.82              0.39
       Diluted - Class A common....................        0.70              0.22              0.82              0.41
       Diluted - Class B common....................        0.60              0.19              0.71              0.35

Shares used in per share calculation:
       Basic - Class A common......................      37,082            36,744            37,044            36,671
       Basic - Class B common......................      12,234            12,456            12,257            12,465
       Diluted - Class A common....................      59,107            58,917            59,098            58,882
       Diluted - Class B common....................      12,317            12,552            12,339            12,587




SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                     K-V PHARMACEUTICAL COMPANY AND SUBSIDIARIES
                                             CONSOLIDATED BALANCE SHEETS
                                          (Unaudited; dollars in thousands)

                                                                                          SEPTEMBER 30,      MARCH 31,
                                                                                             2007              2007
                                                                                             ----              ----
                                 ASSETS
                                 ------
CURRENT ASSETS:
Cash and cash equivalents                                                               $    41,275       $    82,574
Marketable securities                                                                       121,735           157,812
Receivables, less allowance for doubtful accounts of $950 and $716
   at September 30, 2007 and March 31, 2007, respectively                                   130,953            78,634
Inventories, net                                                                             96,133            91,515
Prepaid and other assets                                                                      4,851             6,571
Deferred tax asset                                                                           18,901            14,364
                                                                                        -----------       -----------
   Total Current Assets                                                                     413,848           431,470
Property and equipment, less accumulated depreciation of $65,047
   and $56,186 at June 30, 2007 and March 31, 2007, respectively                            185,899           186,900
Intangible assets and goodwill, net                                                         206,995            69,010
Other assets                                                                                 22,317            20,403
                                                                                        -----------       -----------
TOTAL ASSETS                                                                            $   829,059       $   707,783
                                                                                        ===========       ===========
                               LIABILITIES
                               -----------
CURRENT LIABILITIES:
Accounts payable                                                                            $20,071           $18,506
Accrued liabilities                                                                          37,010            33,218
Income taxes payable                                                                          5,401             5,558
Current maturities of long-term debt                                                        201,955             1,897
                                                                                        -----------       -----------
   Total Current Liabilities                                                                264,437            59,179
Long-term debt                                                                               88,466           239,451
Other long-term liabilities                                                                  23,807             6,319
Deferred tax liability                                                                       37,465            38,007
                                                                                        -----------       -----------
TOTAL LIABILITIES                                                                           414,175           342,956
                                                                                        -----------       -----------

COMMITMENTS AND CONTINGENCIES
                           SHAREHOLDERS' EQUITY
                           --------------------
7% cumulative convertible Preferred Stock, $.01 par value;
   $25.00 stated and liquidation value; 840,000 shares authorized;
   issued and outstanding -- 40,000 shares at September 30, 2007 and March 31,
   2007 (convertible into Class A shares on a 8.4375-to-one basis)                               --                --
Class A and Class B Common Stock, $.01 par value; 150,000,000 and
   75,000,000 shares authorized, respectively;
      Class A - issued 40,468,084 and 40,316,426 at September 30, 2007
         and March 31, 2007, respectively                                                       405               403
      Class B - issued 12,336,043 and 12,393,982 at September 30, 2007 and March 31,
      2007, respectively (convertible into Class A shares on a one-for-one basis)               123               124
Additional paid-in capital                                                                  154,628           150,818
Retained earnings                                                                           315,818           269,430
Accumulated other comprehensive (loss) income                                                    (4)               33
Less: Treasury stock, 3,241,099 shares of Class A and 92,902 shares of Class B
   Common Stock at September 30, 2007, respectively, and 3,237,023 shares of Class A
   and 92,902 shares of Class B Common Stock at March 31, 2007, respectively, at cost       (56,086)          (55,981)
                                                                                        -----------       -----------
TOTAL SHAREHOLDERS' EQUITY                                                                  414,884           364,827
                                                                                        -----------       -----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                              $   829,059       $   707,783
                                                                                        ===========       ===========

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                4

                           K-V PHARMACEUTICAL COMPANY AND SUBSIDIARIES
                              CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (Unaudited; dollars in thousands)

                                                                                  SIX MONTHS ENDED
                                                                                    SEPTEMBER 30,
                                                                              ------------------------
                                                                                 2007          2006
                                                                              ---------      ---------
OPERATING ACTIVITIES:
Net income                                                                    $  46,423      $  22,183
Adjustments to reconcile net income to net cash provided by
   operating activities:
   Acquired in-process research and development                                  10,000             --
   Cumulative effect of change in accounting principle                               --         (1,976)
   Depreciation, amortization and other non-cash charges                         13,711         11,048
   Deferred income tax (benefit) provision                                       (5,060)         3,298
   Deferred compensation                                                          1,116            377
   Stock-based compensation                                                       2,757          1,919
   Excess tax benefits associated with stock options                               (479)          (306)
Changes in operating assets and liabilities:
   Increase in receivables, net                                                 (52,319)       (13,429)
   Increase in inventories, net                                                  (4,618)        (5,331)
   Increase in prepaid and other assets                                          (1,528)        (1,870)
   Increase in income taxes payable                                              16,215          4,588
   Increase in accounts payable and accrued liabilities                           4,798          2,756
                                                                              ---------      ---------
Net cash provided by operating activities                                        31,016         23,257
                                                                              ---------      ---------

INVESTING ACTIVITIES:
   Purchase of property and equipment, net                                       (6,921)       (18,339)
   Purchase of marketable securities                                            (32,554)       (52,250)
   Sale of marketable securities                                                 68,575          5,565
   Purchase of preferred stock                                                       --           (400)
   Product acquisition                                                         (151,500)            --
                                                                              ---------      ---------
Net cash used in investing activities                                          (122,400)       (65,424)
                                                                              ---------      ---------

FINANCING ACTIVITIES:
   Principal payments on long-term debt                                            (927)          (731)
   Proceeds from borrowing on line of credit                                     50,000             --
   Dividends paid on preferred stock                                                (35)           (35)
   Purchase of common stock for treasury                                           (105)        (1,794)
   Excess tax benefits associated with stock options                                479            306
   Cash deposits received for stock options                                         673          2,420
                                                                              ---------      ---------
Net cash provided by financing activities                                        50,085            166
                                                                              ---------      ---------
Decrease in cash and cash equivalents                                           (41,299)       (42,001)
Cash and cash equivalents:
   Beginning of year                                                             82,574        100,706
                                                                              ---------      ---------
   End of period                                                              $  41,275      $  58,705
                                                                              =========      =========

SUPPLEMENTAL INFORMATION:
   Interest paid                                                              $   3,736      $   3,572
   Income taxes paid                                                             13,862          5,627
   Stock options exercised (at expiration of two-year
      forfeiture period)                                                            575          2,329

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                             5

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

The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. However, in the opinion of management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations and cash flows for the three- and six-month periods ended September 30, 2007 are not necessarily indicative of the results of operations and cash flows that may be expected for the fiscal year ended March 31, 2008. The interim consolidated financial statements and accompanying notes should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2007. The balance sheet information as of March 31, 2007 has been derived from the Company's audited consolidated balance sheet as of that date.

2. ACQUISITION

In May 2007, the Company acquired the U.S. marketing rights to Evamist(TM), a new estrogen replacement therapy product delivered with a patented metered-dose transdermal spray system, from VIVUS, Inc. Under terms of the Asset Purchase Agreement, the Company paid $10,000 in cash at closing and agreed to make an additional cash payment of $141,500 upon final approval of the product by the U.S. Food and Drug Administration ("FDA"). The agreement also provides for two future payments upon achievement of certain net sales milestones. If Evamist(TM) achieves $100,000 of net sales in a fiscal year, a one-time payment of $10,000 will be made, and if net sales levels reach $200,000 in a fiscal year, a one-time payment of up to $20,000 will be made. Because the product had not obtained FDA approval when the initial payment was made at closing, the Company recorded $10,000 of in-process research and development expense during the six months ended September 30, 2007. In July 2007, FDA approval for Evamist(TM) was received and a payment of $141,500 was made to VIVUS, Inc. The preliminary purchase price allocation, which is subject to change based on the final fair value assessment, resulted in estimated identifiable intangible assets of $52,446 to product rights; $15,166 to trademark rights; $66,417 to rights under a sublicense agreement; and, $7,471 to a covenant not to compete. Upon FDA approval in July 2007, the Company began amortizing the product rights, trademark rights and rights under the sublicense agreement over 15 years and the covenant not to compete over nine years.

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

The following table sets forth the computation of basic and diluted earnings per share for the three months ended September 30, 2007 and 2006:

                                                                THREE MONTHS ENDED                 THREE MONTHS ENDED
                                                                SEPTEMBER 30, 2007                 SEPTEMBER 30, 2006
                                                        ---------------------------------  ---------------------------------
                                                            CLASS A          CLASS B           CLASS A          CLASS B
                                                        ---------------- ----------------  ---------------- ----------------
Basic earnings per share:
    Numerator:
      Allocation of undistributed earnings               $       31,536   $        8,670    $        9,410   $        2,658
                                                        ---------------- ----------------  ---------------- ----------------
    Denominator:
      Weighted average shares outstanding                        37,528           12,335            37,066           12,503
      Less - weighted average unvested
        common shares subject to repurchase                        (446)            (101)             (322)             (47)
                                                        ---------------- ----------------  ---------------- ----------------
      Number of shares used in per
        share computations                                       37,082           12,234            36,744           12,456
                                                        ================ ================  ================ ================

Basic earnings per share                                 $         0.85   $         0.71    $         0.26   $         0.21
                                                        ================ ================  ================ ================

Diluted earnings per share:
    Numerator:
      Allocation of undistributed earnings
        for basic computation                            $       31,536   $        8,670    $        9,410   $        2,658
      Reallocation of undistributed earnings as a
        result of conversion of Class B to
        Class A shares                                            8,670                -             2,658                -
      Reallocation of undistributed earnings to
        Class B shares                                                -           (1,254)                -             (259)
      Add - preferred stock dividends                                17                -                17                -
      Add - interest expense convertible notes                    1,000                -               948                -
                                                        ---------------- ----------------  ---------------- ----------------
      Allocation of undistributed earnings               $       41,223   $        7,416    $       13,033   $        2,399
                                                        ================ ================  ================ ================
    Denominator:
      Number of shares used in basic computation                 37,082           12,234            36,744           12,456
      Weighted average effect of dilutive securities:
        Conversion of Class B to Class A shares                  12,234                -            12,456                -
        Employee stock options                                      761               83               687               96
        Convertible preferred stock                                 338                -               338                -
        Convertible notes                                         8,692                -             8,692                -
                                                        ---------------- ----------------  ---------------- ----------------
      Number of shares used in per share
        computations                                             59,107           12,317            58,917           12,552
                                                        ================ ================  ================ ================

Diluted earnings per share (1)                           $         0.70   $         0.60    $         0.22   $         0.19
                                                        ================ ================  ================ ================


(1) Excluded from the computation of diluted earnings per share were outstanding stock options whose exercise prices were greater than the average market price of the common shares for the period reported. For the three months ended September 30, 2007 and 2006, excluded from the computation were options to purchase 56 and 889 shares of Class A and Class B Common Stock, respectively.

The following table sets forth the computation of basic and diluted earnings per share for the six months ended September 30, 2007 and 2006:

                                                                                SIX MONTHS ENDED SEPTEMBER 30,
                                                         -------------------------------------------------------------------------
                                                                         2007                                 2006
                                                         ------------------------------------ ------------------------------------
                                                              CLASS A            CLASS B            CLASS A           CLASS B
                                                         -----------------  ----------------- ------------------ -----------------
Basic earnings per share:
    Numerator:
      Allocation of undistributed earnings before
        cumulative effect of change in accounting
        principle                                         $        36,362    $        10,026   $         15,719   $         4,453
      Allocation of cumulative effect of
        change in accounting principle                                  -                  -              1,540               436
                                                         -----------------  ----------------- ------------------ -----------------
      Allocation of undistributed earnings                $        36,362    $        10,026   $         17,259   $         4,889
                                                         =================  ================= ================== =================
    Denominator:
      Weighted average shares outstanding                          37,486             12,357             37,005            12,527
      Less - weighted average unvested
        common shares subject to repurchase                          (442)              (100)              (334)              (62)
                                                         -----------------  ----------------- ------------------ -----------------
      Number of shares used in per
        share computations                                         37,044             12,257             36,671            12,465
                                                         =================  ================= ================== =================

Basic earnings per share before cumulative
    effect of change in accounting principle              $          0.98    $          0.82   $           0.43   $          0.36
Per share effect of cumulative effect of
    change in accounting principle                                      -                  -               0.04              0.03
                                                         -----------------  ----------------- ------------------ -----------------
Basic earnings per share                                  $          0.98    $          0.82   $           0.47   $          0.39
                                                         =================  ================= ================== =================

Diluted earnings per share:
    Numerator:
      Allocation of undistributed earnings
        for basic computation before cumulative
        effect of change in accounting principle          $        36,362    $        10,026   $         15,719   $         4,453
      Reallocation of undistributed earnings as a
        result of conversion of Class B to
        Class A shares                                             10,026                  -              4,453                 -
      Reallocation of undistributed earnings to
        Class B shares                                                  -             (1,299)                 -              (372)
      Add - preferred stock dividends                                  35                  -                 35                 -
      Add - interest expense convertible notes                      1,989                  -              1,888                 -
                                                         -----------------  ----------------- ------------------ -----------------
      Allocation of undistributed earnings
        for diluted computation before cumulative
        effect of change in accounting principle                   48,412              8,727             22,095             4,081
      Allocation of cumulative effect of
        change in accounting principle                                  -                  -              1,976               365
                                                         -----------------  ----------------- ------------------ -----------------
      Allocation of undistributed earnings                $        48,412    $         8,727   $         24,071   $         4,446
                                                         =================  ================= ================== =================

                                                            (CONTINUED)



                                                                                SIX MONTHS ENDED SEPTEMBER 30,
                                                        --------------------------------------------------------------------------
                                                                        2007                                  2006
                                                        ------------------------------------  ------------------------------------
                                                            CLASS A            CLASS B            CLASS A            CLASS B
                                                        -----------------  -----------------  -----------------  -----------------
Diluted earnings per share (continued):
    Denominator:
      Number of shares used in basic computation                  37,044             12,257             36,671             12,465
      Weighted average effect of dilutive securities:
        Conversion of Class B to Class A shares                   12,257                  -             12,465                  -
        Employee stock options                                       767                 82                716                122
        Convertible preferred stock                                  338                  -                338                  -
        Convertible notes                                          8,692                  -              8,692                  -
                                                        -----------------  -----------------  -----------------  -----------------
      Number of shares used in per share
        computations                                              59,098             12,339             58,882             12,587
                                                        =================  =================  =================  =================

Diluted earnings per share before cumulative
    effect of change in accounting principle             $          0.82    $          0.71    $          0.38    $          0.32
Per share effect of cumulative effect of
    change in accounting principle                                     -                  -               0.03               0.03
                                                        -----------------  -----------------  -----------------  -----------------
Diluted earnings per share (1)                           $          0.82    $          0.71    $          0.41    $          0.35
                                                        =================  =================  =================  =================

------------------------
(1) Excluded from the computation of diluted earnings per share were outstanding stock options whose exercise prices were greater than the average market price of the common shares for the period reported. For the six months ended September 30, 2007 and 2006, excluded from the computation were options to purchase 54 and 908 shares of Class A and Class B Common Stock, respectively.

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

The Company recognized, in accordance with SFAS 123R, stock-based compensation of $1,108 and $2,757, respectively, and related tax benefits of $257 and $742, respectively, for the three and six months ended September 30, 2007 and stock-based compensation of $983 and $1,919, respectively, and related tax benefits of $294 and $570, respectively, for the three and six months ended September 30, 2006. There was no stock-based employee compensation cost capitalized as of September 30, 2007. Cash received from stock option deposits was $399 and $1,988 for the three months ended September 30, 2007 and 2006, respectively, and $673 and $2,420 for the six months ended September 30, 2007 and 2006, respectively. The actual tax benefit realized from tax deductions associated with stock option exercises (at expiration of two-year forfeiture period) was $407 and $145 for the three months ended September 30, 2007 and 2006, respectively, and $529 and $423 for the six months ended September 30, 2007 and 2006, respectively.

The following weighted average assumptions were used for stock options granted during the three and six months ended September 30, 2007 and 2006:


                                                      THREE MONTHS ENDED            SIX MONTHS ENDED
                                                         SEPTEMBER 30,                SEPTEMBER 30,
                                                   ------------------------      ------------------------
                                                     2007              2006         2007           2006
                                                     ----              ----         ----           ----
        Dividend yield                                  None           None           None           None
        Expected volatility                              43%             --            43%            46%
        Risk-free interest rate                        4.93%             --          4.93%          4.93%
        Expected term                              9.0 years             --      9.0 years      9.0 years
        Weighted average fair value per share
          at grant date                               $16.65             --       $  15.94       $  11.34

A summary of the changes in the Company's stock option plans during the six months ended September 30, 2007 is presented below:

                                                                                    WEIGHTED
                                                                    WEIGHTED        AVERAGE
                                                                    AVERAGE        REMAINING     AGGREGATE
                                                                    EXERCISE      CONTRACTUAL    INTRINSIC
                                                      SHARES         PRICE           TERM          VALUE
                                                      ------         -----           ----          -----
Balance, March 31, 2007                                3,666        $ 16.11
Options granted                                          617          27.27
Options exercised                                        (65)          5.82                      $  1,475
Options canceled                                        (343)         19.66
                                                      ------
Balance, September 30, 2007                            3,875          17.74            5.7       $ 38,222
                                                      ======

Expected to vest at
     September 30, 2007                                3,003        $ 17.74            5.7       $ 29,622

Options exercisable at September 30, 2007
   (excluding shares in the two-year
    forfeiture period)                                 1,200        $ 15.63            5.1       $ 14,323


As of September 30, 2007, the Company had $41,435 of total unrecognized compensation expense, related to stock option grants, which will be recognized over the remaining weighted average period of 4.9 years.

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

Accruals for sales provisions are presented in the consolidated financial statements as reductions to gross revenues and accounts receivable. Sales provisions totaled $66,510 and $36,224 for the three months ended September 30, 2007 and 2006, respectively, and $107,429 and $72,194 for the six months ended September 30, 2007 and 2006, respectively. The reserve balances related to the sales provisions totaled $48,546 and $31,281 at September 30, 2007 and March 31, 2007, respectively, and are included in "Receivables, less allowance for doubtful accounts" in the accompanying consolidated balance sheets.

6.   INVENTORIES

Inventories consist of the following:

                                       SEPTEMBER 30, 2007         MARCH 31, 2007
                                       ------------------         --------------
    Finished goods                          $ 38,032                 $ 35,420
    Work-in-process                           14,542                   13,294
    Raw materials                             43,559                   42,801
                                            --------                 --------
                                            $ 96,133                 $ 91,515
                                            ========                 ========

Management establishes reserves for potentially obsolete or slow-moving inventory based on an evaluation of inventory levels, forecasted demand, and market conditions.

7.   INTANGIBLE ASSETS AND GOODWILL

Intangible assets and goodwill consist of the following:

                                                       SEPTEMBER 30, 2007              MARCH 31, 2007
                                                   -------------------------      -------------------------
                                                      GROSS                         GROSS
                                                    CARRYING     ACCUMULATED      CARRYING     ACCUMULATED
                                                     AMOUNT     AMORTIZATION       AMOUNT      AMORTIZATION
                                                     ------     ------------       ------      ------------
Product rights - Micro-K(R)                        $  36,140     $ (15,416)       $ 36,140     $ (14,513)
Product rights - PreCare(R)                            8,433        (3,443)          8,433        (3,233)
Product rights - Evamist(TM)                          52,446          (630)             --            --
Trademarks acquired:
     Niferex(R)                                       14,834        (3,338)         14,834        (2,967)
     Chromagen(R)/StrongStart(R)                      27,642        (6,219)         27,642        (5,528)
     Evamist(TM)                                      15,166          (182)             --            --
License agreements - Evamist(TM)                      66,417          (797)             --            --
License agreements - other                             4,400          (570)          4,400          (480)
Covenant not to compete - Evamist(TM)                  7,471          (150)             --            --
Covenant not to compete - other                          375           (87)            375           (72)
Trademarks and patents                                 4,877          (931)          4,196          (774)
                                                   ---------     ---------        --------     ---------
  Total intangible assets                            238,201       (31,763)         96,020       (27,567)
Goodwill                                                 557             -             557            --
                                                   ---------     ---------        --------     ---------
                                                   $ 238,758     $ (31,763)       $ 96,577     $ (27,567)
                                                   =========     =========        ========     =========

As of September 30, 2007, the Company's intangible assets have a weighted average useful life of approximately 16 years. Amortization expense for intangible assets was $3,015 and $1,201 for the three months ended September 30, 2007 and 2006, respectively, and $4,200 and $2,398 for the six months ended September 30, 2007 and 2006, respectively.

Assuming no additions, disposals or adjustments are made to the carrying values and/or useful lives of the intangible assets, annual amortization expense on product rights, trademarks acquired and other intangible assets is estimated to be approximately $7,350 for the remainder of fiscal 2008 and approximately $14,700 in each of the four succeeding fiscal years.

8.   REVOLVING CREDIT AGREEMENT

The Company has a credit agreement with ten banks that provides for a revolving line of credit for borrowing up to $320,000. This credit facility also includes a provision for increasing the revolving commitment, at the lenders' sole discretion, by up to an additional $50,000. The credit agreement is unsecured unless the Company, under certain specified circumstances, utilizes the facility to redeem part or all of its outstanding Convertible Subordinated Notes. Interest is charged under the credit facility at the lower of the prime rate or LIBOR plus 62.5 to 150 basis points depending on the ratio of senior debt to EBITDA.
The credit facility has a five-year term expiring in June 2011. The credit agreement contains financial covenants that impose limits on dividend payments, require minimum equity, a maximum senior leverage ratio and minimum fixed charge coverage ratio. As of September 30, 2007, the Company was in compliance with all of its financial covenants. In addition, the agreement requires that the Company submit quarterly financial statements within 45 days of the close of each fiscal quarter. The Company has obtained the consent of the lenders to extend the period for submission of the quarterly financial statements for this quarter and the quarter ended December 31, 2007 to June 30, 2008. At September 30, 2007, the Company had $50,000 of borrowings outstanding under the credit facility (see Note 9).

9.   LONG-TERM DEBT

Long-term debt consists of the following:

                                              SEPTEMBER 30, 2007              MARCH 31, 2007
                                              ------------------              --------------
     Building mortgages                           $  40,421                     $  41,348
     Line of credit                                  50,000                            --
     Convertible notes                              200,000                       200,000
                                                  ---------                     ---------
                                                    290,421                       241,348
     Less current portion                          (201,955)                       (1,897)
                                                  ---------                     ---------
                                                  $  88,466                     $ 239,451
                                                  =========                     =========

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

The Company may redeem some or all of the Notes at any time on or after May 21, 2006, at a redemption price, payable in cash, of 100% of the principal amount of the Notes, plus accrued and unpaid interest, including contingent interest, if any. Holders may require the Company to repurchase all or a portion of their Notes on May 16, 2008, 2013, 2018, 2023 and 2028 or upon a change in control, as defined in the indenture governing the Notes, at a purchase price, payable in cash, of 100% of the principal amount of the Notes, plus accrued and unpaid interest, including contingent interest, if any. The Company has classified the Notes as a current liability as of September 30, 2007 due to the right the holders have to require the Company to repurchase the Notes on May 16, 2008. Since the holders did not elect to cause us to repurchase any of the Notes, the Notes will be reclassified as long-term beginning with our consolidated balance sheet as of June 30, 2008. The Notes are subordinate to all of our existing and future senior obligations.

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

Certain conversion features of the Notes and the contingent interest feature meet the criteria of and qualify as embedded derivatives. Although these features represent embedded derivative financial instruments, based on the de minimis value of them at the time of issuance and at September 30, 2007, no value has been assigned to these embedded derivatives.

The Notes, which are unsecured, do not contain any restrictions on the payment of dividends, the incurrence of additional indebtedness or the repurchase of the Company's securities, and do not contain any financial covenants.

10.  TAXABLE INDUSTRIAL REVENUE BONDS

In December 2005, the Company entered into a financing arrangement with St. Louis County, Missouri related to expansion of its operations in St. Louis County. Up to $135,500 of industrial revenue bonds may be issued to the Company by St. Louis County relative to capital improvements made through December 31, 2009. This agreement provides that 50% of the real and personal property taxes on up to $135,500 of capital improvements will be abated for a period of ten years subsequent to the property being placed in service. Industrial revenue bonds totaling $109,397 were outstanding at September 30, 2007. The industrial revenue bonds are issued by St. Louis County to the Company upon its payment of qualifying costs of capital improvements, which are then leased by the Company for a period ending December 1, 2019, unless earlier terminated. The Company has the option at any time to discontinue the arrangement and regain full title to the abated property. The industrial revenue bonds bear interest at 4.25% per annum and are payable as to principal and interest concurrently with payments due under the terms of the lease. The Company has classified the leased assets as property and equipment and has established a capital lease obligation equal to the outstanding principal balance of the industrial revenue bonds. Lease payments may be made by tendering an equivalent portion of the industrial revenue bonds. As the capital lease payments to St. Louis County may be satisfied by tendering industrial revenue bonds (which is the Company's intention), the capital lease obligation, industrial revenue bonds and related interest expense and interest income, respectively, have been offset for presentation purposes in the consolidated financial statements.

11.  COMPREHENSIVE INCOME

Comprehensive income includes all changes in equity during a period except those that resulted from investments by or distributions to the Company's shareholders. Other comprehensive income refers to revenues, expenses, gains and losses that, under generally accepted accounting principles, are included in comprehensive income, but excluded from net income as these amounts are recorded directly as an adjustment to shareholders' equity. For the Company, comprehensive income is comprised of net income and the net changes in unrealized gains and losses on available for sale marketable securities, net of applicable income taxes. Total comprehensive income totaled $40,212 and $12,158 for the three months ended September 30, 2007 and 2006, respectively, and $46,386 and $22,224 for the six months ended September 30, 2007 and 2006, respectively.

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

The following tables represent information for the Company's reportable operating segments for the three and six months ended September 30, 2007 and 2006.



                      THREE MONTHS
                         ENDED         BRANDED     SPECIALTY      SPECIALTY     ALL
                      SEPTEMBER 30,    PRODUCTS    GENERICS       MATERIALS    OTHER    ELIMINATIONS  CONSOLIDATED
                      -------------    --------   ----------      ---------    -----    ------------  ------------

Net revenues              2007        $  53,185   $  114,864      $  4,406     $   470   $        -  $    172,925
                          2006           47,828       56,926         3,780         449            -       108,983

Segment profit (loss)     2007           25,772       76,039         1,526     (41,335)           -        62,002
                          2006           22,212       28,523           277     (31,357)           -        19,655

Identifiable assets       2007           34,731      135,833         8,676     650,977       (1,158)      829,059
                          2006           28,244       72,528         8,182     546,803       (1,158)      654,599

Property and              2007              257            -            29       4,529            -         4,815
    equipment additions   2006                -            -             -       3,139            -         3,139

Depreciation and          2007              185           80            45       7,547            -         7,857
    amortization          2006              178           85            40       5,377            -         5,680





                       SIX MONTHS
                         ENDED         BRANDED     SPECIALTY      SPECIALTY     ALL
                      SEPTEMBER 30,    PRODUCTS    GENERICS       MATERIALS    OTHER    ELIMINATIONS  CONSOLIDATED
                      -------------    --------   ----------      ---------    -----    ------------  ------------

Net revenues              2007       $  103,238   $  175,364      $  8,020     $   660   $        -  $    287,282
                          2006           90,142      105,327         8,661       1,053            -       205,183

Segment profit (loss)     2007           47,949      106,839         2,186     (85,055)           -        71,919
                          2006           40,214       52,386         1,322     (60,932)           -        32,990

Property and              2007              257            -            76       6,588            -         6,921
    equipment additions   2006               93            -             -      18,246            -        18,339

Depreciation and          2007              361          159            88      13,103            -        13,711
    amortization          2006              355          169            81      10,443            -        11,048

Consolidated revenues are principally derived from customers in North America and substantially all property and equipment is located in the St. Louis, Missouri metropolitan area.

13.  CONTINGENCIES - LITIGATION

The Company and its subsidiaries Drugtech Corporation and Ther-Rx Corporation were named as defendants in a declaratory judgment case filed in the U.S. District Court for the District of Delaware by Lannett Company, Inc. ("Lannett") on June 6, 2008 and styled Lannett Company Inc.
v. KV Pharmaceuticals et. al. Lannett has subsequently amended its complaint. The action seeks a declaratory judgment of patent invalidity, patent non-infringement, and patent unenforceability for inequitable conduct with respect to five patents owned by, and two patents licensed to, the Company or its subsidiaries and pertaining to the PrimaCare ONE(R) product marketed by Ther-Rx Corporation; unfair competition; deceptive trade practices; and antitrust violations. No specific amount of damages was stated in the complaint or amended complaint. We have not yet been served with either the complaint or the amended complaint. However, on June 17, 2008, the Company filed a counterclaim against Lannett in that action asserting patent infringement; federal and common law trademark infringement, false advertising, and unfair competition; federal false designation of origin, false description and false representation; and common law misappropriation. The Company has requested a temporary restraining order and preliminary injunction against Lannett's continued sale of its product and continued infringement of the Company's trademarks and patents, unfair competition or misappropriation, and to require Lannett to recall all of its shipped product. A briefing schedule has been set by the court on the Company's motion and a hearing has been scheduled before the court on the Company's motion on June 25, 2008. No discovery has yet commenced nor a trial date been set.

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

As of September 30, 2007, the consolidated balance sheet reflects a liability for unrecognized tax benefits of $13,654, excluding liabilities for interest and penalties. Accrued interest and penalties included in the consolidated balance sheet were $2,719 as of September 30, 2007.

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

The Company determined that certain options previously classified as Incentive Stock Option ("ISO") grants were determined to have been granted with an exercise price below the fair market value of the Company's stock on the revised measurement dates. Under Internal Revenue Code Section 422, ISOs may not be granted with an exercise price less than the fair market value on the date of grant, and therefore these grants would not likely qualify for ISO tax treatment. The disqualification of ISO classification exposes the Company and the affected employees to payroll related withholding taxes once the underlying shares are released from the post exercise two-year forfeiture period and the substantial risk of forfeiture has lapsed, which creates a taxable event. The Company and the affected employees may also be subject to interest and penalties for failing to properly withhold taxes and report the taxable event on their respective tax returns. The Company is currently reviewing the potential disqualification of ISO grants and the related withholding tax implications with the IRS in an effort to reach agreement on the resulting tax liability. The Company recorded liabilities related to this matter of $7,611 as of September 30, 2007, in accrued liabilities on the consolidated balance sheet.

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

16.  SUBSEQUENT EVENTS

In January 2008, the Company entered into a definitive asset purchase agreement with CYTYC Prenatal Products and Hologic, Inc. ("CYTYC") to acquire the U.S. and worldwide rights to Gestiva(TM) (17-alpha hydroxyprogesterone caproate). The NDA for Gestiva(TM) is currently before the FDA, pending approval for use in the prevention of preterm birth in certain categories of pregnant women. The proposed indication is for women with a history of at least one spontaneous preterm delivery (i.e., less than 37 weeks), who are pregnant with a single fetus. Under the terms of the asset purchase agreement, the Company agreed to pay $82,000 for Gestiva(TM), $7,500 of which was paid at closing and recorded as in-process research and development expense. The remainder is payable on the completion of two milestones: (1) $2,000 on the earlier to occur of CYTYC's receipt of acknowledgement from the FDA that their response to the FDA's October 20, 2006 "approvable" letter is sufficient for the FDA to proceed with their review of the NDA or the receipt of FDA's approval of the Gestiva(TM) NDA and (2) $72,500 on FDA approval of a Gestiva(TM) NDA, transfer of all rights in the NDA to the Company and receipt by the Company of defined launch quantities of finished Gestiva(TM) suitable for commercial sale.

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

ARS have historically been classified as short-term marketable securities in the Company's consolidated balance sheet. Given the failed auctions, the Company has reclassified the $81,516 of ARS as of March 31, 2008 from current assets to non-current assets. The Company believes that as of March 31, 2008, based on its current cash, cash equivalents and marketable securities balances of $126,893 and its current borrowing capacity under the Company credit facility of $290,000, the current lack of liquidity in the auction rate market will not have a material impact on its ability to fund its operations or interfere with its external growth plans, although the Company cannot assure you that this will continue to be the case.

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

During most of fiscal 2008, the Company marketed approximately 30 products in its generic/non-branded respiratory line, which consisted primarily of cough/cold products. The cough/cold line accounted for $38,536, or 10.5%, of our specialty generic net revenues in fiscal 2008. As a result of the FDA hold discussed above, the Company is currently marketing one generic cough/cold product with four strengths that has
been approved by the FDA.   Since its launch in December 2007, this
approved product generated sales of $884 during fiscal 2008.

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

Such factors include (but are not limited to) the following: (1) changes in the current and future business environment, including interest rates and capital and consumer spending; (2) the difficulty of predicting FDA approvals, including timing, and that any period of exclusivity may not be realized; (3) acceptance and demand for new pharmaceutical products;
(4) the impact of competitive products and pricing, including as a result of so-called authorized-generic drugs; (5) new product development and launch, including the possibility that any product launch may be delayed or that product acceptance may be less than anticipated; (6) reliance on key strategic alliances; (7) the availability of raw materials and/or products manufactured for us under contract manufacturing arrangements with third parties; (8) the regulatory environment, including regulatory agency and judicial actions and changes in applicable law or regulations;
(9) fluctuations in operating results; (10) the difficulty of predicting international regulatory approval, including timing; (11) the difficulty of predicting the pattern of inventory movements by our customers; (12) the impact of competitive response to our sales, marketing and strategic efforts; (13) risks that we may not ultimately prevail in our litigation;
(14) actions by the Securities and Exchange Commission and the Internal Revenue Service with respect to our stock option grants and accounting practices; (15) the impact of credit market disruptions on the fair value of auction rate securities that we have acquired as short-term investments and have now become illiquid; (16) whether any recalled products will have any material financial impact or result in litigation, agency actions or material damages; and (17) the risks detailed from time to time in our filings with the Securities and Exchange Commission.

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

We have a broad portfolio of drug delivery technologies which we leverage to create technologically-distinguished brand name and specialty generic products. We have developed and patented 15 drug delivery and formulation technologies primarily in four principal areas: SITE
RELEASE bioadhesives, oral controlled release, tastemasking and oral quick dissolving tablets. We incorporate these technologies in the products we market to control and improve the absorption and utilization of active pharmaceutical compounds. These technologies provide a number of benefits, including reduced frequency of administration, reduced side effects, improved drug efficacy, enhanced patient compliance and improved taste.

Our drug delivery technologies allow us to differentiate our products in the marketplace, both in the branded and generic pharmaceutical areas.
We believe that this differentiation provides substantial competitive advantages for our products, allowing us to establish a strong record of growth and profitability and a leadership position in certain segments of our industry.


RESULTS OF OPERATIONS

Net revenues for the three months ended September 30, 2007 increased $63.9 million, or 58.7%, from the prior year quarter as we experienced sales growth of 101.8% in our specialty generics/non-branded products segment. The increase in specialty generic net revenues resulted primarily from the launch in July 2007 of the 100 mg and 200 mg strengths of metoprolol succinate extended-release tablets, the generic version of Toprol-XL(R) (marketed by AstraZeneca). The resulting $57.7 million increase in consolidated gross profit was offset in part by a $15.3 million increase in operating expenses. The increase in operating expenses was primarily due to increases in personnel costs, branded marketing and promotions expense, legal fees, and research and development expense. As a result, net income for the second quarter increased $28.1 million, or 232.8%, to $40.2 million.

Net revenues for the six months ended September 30, 2007 increased $82.1 million, or 40.0%, as we experienced sales growth of 66.5% in our specialty generics/non-branded products segment. The increase in specialty generic net revenues resulted primarily from the launch in July 2007 of the 100 mg and 200 mg strengths of metoprolol succinate extended-release tablets, the generic version of Toprol-XL(R) (marketed by AstraZeneca). The resulting $69.7 million increase in consolidated gross profit was offset in part by a $32.2 million increase in operating expenses. The increase in operating expenses was primarily due to increases in personnel costs, branded marketing and promotions expense, legal fees, and research and development expense. Operating expenses for the six-month period also included $10.0 million recorded in connection with the EvaMist(TM) acquisition as acquired in-process research and development (see Note 2 of the Notes to Consolidated Financial Statements). As a result, net income for the six-month period increased $24.2 million, or 109.3%, to $46.4 million.

NET REVENUES BY SEGMENT
-----------------------
   ($ IN THOUSANDS)
-----------------------

                                                THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                   SEPTEMBER 30,                     SEPTEMBER 30,
                                     ------------------------------------ ----------------------------------
                                                                    %                                 %
                                         2007         2006        CHANGE      2007       2006       CHANGE
                                     ----------    ----------    -------- ----------  ----------   ---------
Branded products                       $ 53,185    $ 47,828        11.2%   $103,238    $ 90,142       14.5%
     as % of total net revenues            30.8%       43.9%                   35.9%       43.9%
Specialty generics/non-branded          114,864      56,926       101.8%    175,364     105,327       66.5%
     as % of total net revenues            66.4%       52.2%                   61.0%       51.3%
Specialty materials                       4,406       3,780        16.6%      8,020       8,661       (7.4)%
     as % of total net revenues             2.5%        3.5%                    2.8%        4.2%
Other                                       470         449         4.7%        660       1,053      (37.3)%

     Total net revenues                $172,925    $108,983        58.7%   $287,282    $205,183       40.0%

The increases in branded product sales of $5.4 million and $13.1 million for the three- and six-month periods, respectively, were due primarily to sales growth of our anti-infective brand, Clindesse(TM), and increased sales of Repliva 21/7(TM), our newest hematinic product. The increase in sales for the six-month period was also affected by sustained sales growth of our prescription prenatal product, PrimaCare(R) ONE. Clindesse(TM) continued to experience increased sales as our share of the intravaginal bacterial vaginosis market improved to 27.1% at the end of the fiscal 2008 second quarter. The sales increase in Clindesse(TM) was also impacted by larger-than-normal customer purchases during the second quarter in anticipation of a September 2007 price increase. Sales of Repliva 21/7(TM) increased 344.0% to $4.8 million and 100.2% to $7.1 million for the three- and six-month periods, respectively. These increases mainly resulted from the introduction of a reformulated version of Repliva 21/7(TM) in August 2007. Sales of Gynazole-1(R), our vaginal antifungal cream product, declined 36.1% for the quarter and were flat on a year-to-date basis. Sales of PrimaCare(R) ONE decreased 16.3% to $9.0 million for the quarter and increased 33.8% to $27.7 million for the six-month period. The decline in sales of Gynazole-1(R) and PrimaCare(R) ONE for the quarter resulted from larger-than-normal customer purchases during the previous quarter in anticipation of a June 2007 price increase. For the six-month period, the increase in sales of PrimaCare(R) ONE reflected the impact of price increases that have occurred over the past 12 months coupled with an increase in our share of the branded prenatal vitamin market to 24.3% at the end of the fiscal 2008 second quarter.

The growth in specialty generic net sales of $57.9 million and $70.0 million for the three- and six-month periods, respectively, resulted primarily from the launch in July 2007 of the 100 mg and 200 mg strengths of metoprolol succinate extended-release tablets, the generic version of Toprol-XL(R) (marketed by AstraZeneca). In fiscal 2006, we received a favorable court ruling in a Paragraph IV patent infringement action filed against us by AstraZeneca based on our ANDA submissions to market these generic formulations. Since we were the first company to file with the FDA for generic approval of the 100 mg and 200 mg dosage strengths, we were accorded the opportunity for a 180-day exclusivity period for marketing these two dosage strengths. We began shipping these two products in July 2007 and they generated net revenues of $49.7 million during the quarter. Our specialty generic sales for the three- and six-month periods were also favorably impacted by sales of Diltiazem HCI ER Capsules (AB rated to Tiazac(R)). In September 2006, we expanded our cardiovascular product line when we received approval to market six strengths of Diltiazem HCI ER Capsules. These products generated incremental revenues of $4.6 million and $8.8 million for the three- and six-month periods, respectively.

GROSS PROFIT BY SEGMENT
-----------------------
   ($ IN THOUSANDS)
-----------------------

                                                THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                   SEPTEMBER 30,                     SEPTEMBER 30,
                                     ------------------------------------ ----------------------------------
                                                                    %                                 %
                                         2007         2006        CHANGE      2007       2006       CHANGE
                                     ----------    ----------    -------- ----------  ----------   ---------
Branded products                      $  48,193    $ 42,464        13.5%  $  92,130   $  79,765       15.5%
     as % of  net revenues                 90.6%       88.8%                   89.2%       88.5%
Specialty generics/non-branded           79,981      32,047       149.6%    113,876      59,424       91.6%
     as % of net revenues                  69.6%       56.3%                   64.9%       56.4%
Specialty materials                       1,762       1,066        65.3%      3,041       3,063       (0.7)%
     as % of net revenues                  40.0%       28.2%                   37.9%       35.4%
Other                                    (2,143)     (5,473)      (60.8)%    (6,467)     (9,394)     (31.2)%
   Total gross profit                 $ 127,793    $ 70,104        82.3%  $ 202,580   $ 132,858       52.5%
    as % of total net revenues             73.9%       64.3%                   70.5%       64.8%

The increases in gross profit of $57.7 million and $69.7 million for the three- and six-month periods, respectively, were primarily due to the sales growth experienced by our specialty generics and branded products segments. The increases in the specialty generic gross profit amounts and percentages for the three- and six-month periods, respectively, resulted from sales of the 100 mg and 200 mg strengths of metoprolol succinate extended-release tablets. We began shipping these two products in July 2007 and they generated net revenues of $49.7 million during the quarter. Since we were the first company to file with the FDA for generic approval of the 100 mg and 200 mg dosage strengths, we were accorded the opportunity for a 180-day exclusivity period for marketing these two dosage strengths. The 180-day exclusivity period has allowed us to offer these products at relatively higher prices than our other generic/non-branded products. The higher branded product gross profit percentages for the quarter and six-month period reflected a favorable shift in the mix of product sales toward higher margin anti-infective products. Impacting the Other category were contract manufacturing revenues, pricing and production variances, and changes to inventory reserves associated with production. Any inventory reserve changes associated with finished goods were reflected in the applicable segment. The fluctuations in the Other category were primarily due to the impact of higher production costs in the prior year comparative periods that resulted from lower than expected production volume, coupled with a decrease in the provisions for obsolete inventory on certain existing products in various stages of production.

RESEARCH AND DEVELOPMENT
------------------------
   ($ IN THOUSANDS)
------------------------

                                                THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                   SEPTEMBER 30,                     SEPTEMBER 30,
                                     ------------------------------------ ----------------------------------
                                                                    %                                 %
                                         2007         2006        CHANGE      2007       2006       CHANGE
                                     ----------    ----------    -------- ----------  ----------   ---------
    Research and development           $ 11,750    $  6,396       83.7%    $ 21,546    $ 14,287       50.8%
        as % of total net revenues          6.8%        5.9%                    7.5%        7.0%

The increases in research and development expense of $5.4 million and $7.3 million for the three- and six-month periods, respectively, were primarily due to a growing product development pipeline, continued active development of various branded and generic/non-brand products in our internal and external pipelines, and increased personnel expenses related to the growth of our research and development staff.

PURCHASED IN-PROCESS RESEARCH AND DEVELOPMENT
---------------------------------------------
    ($ IN THOUSANDS)
---------------------------

                                                THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                   SEPTEMBER 30,                     SEPTEMBER 30,
                                     ------------------------------------ ----------------------------------
                                                                    %                                 %
                                         2007         2006        CHANGE      2007       2006       CHANGE
                                     ----------    ----------    -------- ----------  ----------   ---------
    Purchased in-process research
     and development                        $ -         $ -          - %    $ 10,000      $ -         NM
        as % of total net revenues            - %         - %                    3.5%       - %

In May 2007, we completed the acquisition of the U.S. marketing rights to Evamist(TM), a new estrogen replacement therapy product delivered with a patented metered-dose transdermal spray system, from VIVUS, Inc (see Note 2 of the Notes to Consolidated Financial Statements). Under terms of the Agreement, the Company paid $10.0 million in cash at closing and made an additional cash payment of $141.5 million in July 2007 when final approval of the product was received from the FDA. Since the product had not yet obtained FDA approval when the initial payment was made at closing, we recorded a $10.0 million purchased in-process research and development charge during the six months ended September 30, 2007.

SELLING AND ADMINISTRATIVE
--------------------------
    ($ IN THOUSANDS)
--------------------------

                                                THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                   SEPTEMBER 30,                     SEPTEMBER 30,
                                     ------------------------------------ ----------------------------------
                                                                    %                                 %
                                         2007         2006        CHANGE      2007       2006       CHANGE
                                     ----------    ----------    -------- ----------  ----------   ---------
    Selling and administrative         $ 50,999     $ 42,855        19.0%   $ 96,173    $ 83,008       15.9%
        as % of total net revenues         29.5%        39.3%                   33.5%       40.5%

The increases in selling and administrative expense of $8.1 million and $13.2 million for the three- and six-month periods, respectively, were primarily due to greater personnel costs associated with increases in management, sales and other personnel, an increase in branded marketing and promotions expense and an increase in legal fees. The increase in legal costs was commensurate with an increase in litigation activity and evaluation of potential acquisition opportunities. The increase in litigation activity also included ongoing costs associated with certain patent infringement actions brought against us on products we market or propose to market. For the six-month period, the increase in legal fees was also due to a $0.8 million reimbursement of legal fees received during the comparative prior year six-month period.

AMORTIZATION OF INTANGIBLE ASSETS
---------------------------------
    ($ IN THOUSANDS)
---------------------------

                                                 THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                    SEPTEMBER 30,                     SEPTEMBER 30,
                                      ------------------------------------ ----------------------------------
                                                                     %                                 %
                                         2007          2006        CHANGE     2007       2006        CHANGE
                                      ----------    ----------    -------- ----------  ----------   ---------
    Amortization of Intangible assets  $ 3,015      $ 1,201        151.0%  $ 4,200      $ 2,398     75.2%

The increases in amortization of intangible assets of $1.8 million and $1.8 million for the three- and six-month periods, respectively, were due to amortization of intangible assets associated with the May 2007 purchase of Evamist(TM), a new estrogen replacement therapy product delivered with a patented metered-dose transdermal spray system, from VIVUS, Inc (see Note 2 of the Notes to Consolidated Financial Statements). Under terms of the Agreement, we made two cash payments:
$10.0 million was paid in May 2007 and expensed as in-process research and development and $141.5 million was paid in July 2007 when final approval of the product was received from the FDA. The preliminary purchase price allocation, which is subject to change based on the final fair value assessment, resulted in estimated identifiable intangible assets of $52.4 million to product rights; $15.2 million to trademark rights; $66.4 million to rights under a sublicense agreement; and, $7.5 million to a covenant not to compete. Upon FDA approval in July 2007, we began amortizing the product rights, trademark rights and rights under the sublicense agreement over 15 years and the covenant not to compete over nine years.

INTEREST EXPENSE
----------------
($ IN THOUSANDS)
----------------

                                                 THREE MONTHS ENDED                           SIX MONTHS ENDED
                                                    SEPTEMBER 30,                               SEPTEMBER 30,
                                      ------------------------------------------  ------------------------------------------
                                                                        %                                            %
                                          2007           2006         CHANGE          2007           2006          CHANGE
                                      -------------  ------------- -------------  -------------  ------------- -------------
    Interest expense                  $      2,768   $      2,305          20.1%  $      4,898   $      4,541           7.9%
     as % of total net revenues                1.6%           2.1%                         1.7%           2.2%

The increases in interest expense for the three- and six-month periods resulted from interest incurred on the $50.0 million of borrowings made under our credit facility in August 2007. The advances were used, along with cash on hand, to fund the $141.5 million payment for the purchase of Evamist(TM) (see
Note 2 of the Notes to Consolidated Financial Statements).

INTEREST AND OTHER INCOME
-------------------------
   ($ IN THOUSANDS)
-------------------------

                                                 THREE MONTHS ENDED                           SIX MONTHS ENDED
                                                    SEPTEMBER 30,                               SEPTEMBER 30,
                                      ------------------------------------------  ------------------------------------------
                                                                        %                                            %
                                          2007           2006         CHANGE          2007           2006          CHANGE
                                      -------------  ------------- -------------  -------------  ------------- -------------
    Interest and other income         $      2,741   $      2,308          18.8%  $      6,156   $      4,366          41.0%
     as % of total net revenues                1.6%           2.1%                         2.1%           2.1%

The increases in interest and other income were primarily due to an increase in the weighted average interest rate earned on short-term investments. The increase in the weighted average interest rate resulted principally from a restructuring of the investment portfolio from short-term tax-exempt securities to short-term taxable securities.

PROVISION FOR INCOME TAXES
--------------------------
    ($ IN THOUSANDS)
--------------------------

                                                 THREE MONTHS ENDED                           SIX MONTHS ENDED
                                                    SEPTEMBER 30,                               SEPTEMBER 30,
                                      ------------------------------------------  ------------------------------------------
                                                                        %                                            %
                                          2007           2006         CHANGE          2007           2006          CHANGE
                                      -------------  ------------- -------------  -------------  ------------- -------------
   Provision for income taxes         $     21,779   $      7,570         187.7%  $     25,496   $     12,783          99.5%
   Effective tax rate                         35.1%          38.5%                        35.5%          38.7%

The lower effective tax rates for the three- and six-month periods were primarily due to the comparative prior three- and six-month periods being adversely affected by the expiration of Federal research and experimentation tax credits on December 31, 2005. Additional credits could not be recognized until passed by Congress and signed into law. The effective tax rates for all periods were favorably impacted by the domestic manufacturer's deduction.

NET INCOME AND DILUTED EARNINGS PER SHARE
-----------------------------------------
          ($ IN THOUSANDS)
-----------------------------------------

                                                 THREE MONTHS ENDED                           SIX MONTHS ENDED
                                                    SEPTEMBER 30,                               SEPTEMBER 30,
                                      ------------------------------------------  ------------------------------------------
                                                                        %                                            %
                                          2007           2006         CHANGE          2007           2006          CHANGE
                                      -------------  ------------- -------------  -------------  ------------- -------------
    Net income                        $     40,223   $     12,085         232.8%  $     46,423   $     22,183         109.3%
    Diluted earnings per
    Class A share                             0.70           0.22         218.2%          0.82           0.41         100.0%
    Diluted earnings per
    Class B share                             0.60           0.19         215.8%          0.71           0.35         102.9%

The increases in net income of $28.1 million and $24.2 million for the three- and six-month periods, respectively, resulted primarily from the launch in July 2007 of the 100 mg and 200 mg strengths of metoprolol succinate extended-release tablets, the generic version of Toprol-XL(R) (marketed by AstraZeneca). In fiscal 2006, we received a favorable court ruling in a Paragraph IV patent infringement action filed against us by AstraZeneca based on our ANDA submissions to market these generic formulations. Since we were the first company to file with the FDA for generic approval of the 100 mg and 200 mg dosage strengths, we were accorded the opportunity for a 180-day exclusivity period for marketing these two dosage strengths. The 180-day exclusivity period has allowed us to offer these products at relatively higher prices than our other generic/non-branded products. We began shipping these two products in July 2007 and they generated net revenues of $49.7 million during the quarter.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents and working capital were $41.3 million and $149.4 million, respectively, at September 30, 2007, compared to $82.6 million and $372.3 million, respectively, at March 31, 2007. The decrease in working capital resulted primarily from the $200.0 million principal amount of Convertible Subordinated Notes that were classified as a current liability as of September 30, 2007 due to the holders having the right to require us to repurchase all or a portion of their Notes on May 16, 2008 and the payment of $141.5 million made during the quarter for the Evamist(TM) acquisition. The primary source of operating cash flow used in the funding of our businesses continues to be internally generated funds from product sales. For the six months ended September 30, 2007, our net cash flow from operations of $31.0 million resulted primarily from net income adjusted for non-cash items.

Net cash flow used in investing activities included capital expenditures of $6.9 million for the six months ended September 30, 2007 compared to $18.3 million for the corresponding prior year period. The decrease in capital expenditures was primarily due to the comparative prior year amount including the cost of a building purchased in June 2006, additional costs associated with the development of a new lab facility and equipment purchases for Metoprolol production. Other investing activities during the six-month period consisted of two cash payments made in conjunction with the terms of the Evamist(TM) purchase agreement: $10.0 million was paid in May 2007 and expensed as in-process research and development and $141.5 million was paid in July 2007 when final approval of the product was received from the FDA. The preliminary purchase price allocation, which is subject to change based on the final fair value assessment, resulted in estimated identifiable intangible assets of $52.4 million to product rights; $15.2 million to trademark rights; $66.4 million to rights under a sublicense agreement; and, $7.5 million to a covenant not to compete. Upon FDA approval in July 2007, we began amortizing the product rights, trademark rights and rights under the sublicense agreement over 15 years and the covenant not to compete over nine years. Other investing activities also included $32.6 million and $68.6 million of purchases and sales, respectively, of short-term marketable securities classified as available for sale. The net proceeds received from the purchase and sales activity associated with marketable securities was used in the funding of the Evamist(TM) acquisition.

Our debt balance, including current maturities, was $290.4 million at September 30, 2007 compared to $241.3 million at March 31, 2007. In August 2007, we borrowed $50.0 million under our credit facility, the proceeds of which were used in the funding of the Evamist(TM) purchase.

In May 2003, we issued $200.0 million principal amount of Convertible Subordinated Notes (the "Notes") that are convertible, under certain circumstances, into shares of our Class A Common Stock at an initial conversion price of $23.01 per share. The Notes bear interest at a rate of 2.50% and mature on May 16, 2033. We are also obligated to pay contingent interest at a rate equal to 0.5% per annum during any six-month period commencing May 16, 2006, if the average trading price of the Notes per $1,000 principal amount for the five-trading day period ending on the third trading day immediately preceding the first day of the applicable six-month period equals $1,200 or more. We may redeem some or all of the Notes at any time on or after May 21, 2006, at a redemption price, payable in cash, of 100% of the principal amount of the Notes, plus accrued and unpaid interest (including contingent interest, if any) to the date of redemption. Holders may require us to repurchase all or a portion of their Notes on May 16, 2008, 2013, 2018, 2023 and 2028, or upon a change in control, as defined in the indenture governing the Notes, at 100% of the principal amount of the Notes, plus accrued and unpaid interest (including contingent interest, if any) to the date of repurchase, payable in cash. As a result, we have classified the Notes as a current liability as of September 30, 2007 due to the right the holders have to require us to repurchase the Convertible Subordinated Notes on May 16, 2008. Since the holders did not elect to cause us to repurchase any of the Notes, the Notes will be reclassified as long-term beginning with our consolidated balance sheet as of June 30, 2008. The Notes are subordinate to all of our existing and future senior obligations.

We have a credit agreement with ten banks that provides for a revolving line of credit for borrowing up to $320.0 million. The credit agreement also includes a provision for increasing the revolving commitment, at the lenders' sole discretion, by up to an additional $50.0 million. This credit facility is unsecured unless we, under certain specified circumstances, utilize the facility to redeem part or all of our outstanding Convertible Subordinated Notes. Interest is charged under the facility at the lower of the prime rate or one-month LIBOR plus 62.5 to 150 basis points depending on the ratio of senior debt to EBITDA. The credit agreement contains financial covenants that impose limits on dividend payments, require minimum equity, a maximum senior leverage ratio and minimum fixed charge coverage ratio. The credit facility has a five-year term expiring in June 2011. As of September 30, 2007, we were in compliance with all of our financial covenants and there was $50.0 million of borrowings outstanding under the facility. In addition, the agreement requires that we submit quarterly financial statements within 45 days of the close of each fiscal quarter. The Company has obtained the consent of the lenders to extend the period for submission of the quarterly financial statements for this quarter and the quarter ended December 31, 2007 to June 30, 2008.

In December 2005, we entered into a financing arrangement with St. Louis County, Missouri related to expansion of our operations in St. Louis County (see Note 10 of the Notes to Consolidated Financial Statements). Up to $135.5 million of industrial revenue bonds may be issued to us by St. Louis County relative to capital improvements made through December 31, 2009. This agreement provides that 50% of the real and personal property taxes on up to $135.5 million of capital improvements will be abated for a period of 10 years subsequent to the property being placed in service. Industrial revenue bonds totaling $109.4 million were outstanding at September 30, 2007. The industrial revenue bonds are issued by St. Louis County to us upon our payment of qualifying costs of capital improvements, which are then leased by us for a period ending December 1, 2019, unless earlier terminated. We have the option at any time to discontinue the arrangement and regain full title to the abated property. The industrial revenue bonds bear interest at 4.25% per annum and are payable as to principal and interest concurrently with payments due under the terms of the lease. We have classified the leased assets as property and equipment and have established a capital lease obligation equal to the outstanding principal balance of the industrial revenue bonds. Lease payments may be made by tendering an equivalent portion of the industrial revenue bonds. As the capital lease payments to St. Louis County may be satisfied by tendering industrial revenue bonds (which is our intention), the capital lease obligation, industrial revenue bonds and related interest expense and interest income, respectively, have been offset for presentation purposes in the consolidated financial statements.

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

From time to time, we provide incentives to our wholesale customers, such as trade show allowances or stocking allowances that they in turn use to accelerate distribution to their end customers. We believe that such incentives are normal and customary in the industry. Sales allowances are accrued and revenue is recognized as sales are made pursuant to the terms of the allowances offered to the customer. Due to the nature of these allowances, we believe we are able to accurately calculate the required provisions for the allowances based on the specific terms in each agreement. Additionally, customers will normally purchase additional product ahead of regular demand to take advantage of the temporarily lower cost resulting from the sales allowances. This practice has been customary in the industry and we believe would be part of a customer's ordinary course of business inventory level. We reserve the right, with our major wholesale customers, to limit the amount of these forward buys. Sales made as a result of allowances offered on our specialty generics product line in conjunction with trade shows sponsored by our major wholesale customers and for other promotional programs accounted for 16.6% and 16.0% of total gross revenues for the six months ended September 30, 2007 and 2006, respectively.

In addition, we understand that certain of our wholesale customers have anticipated the timing of price increases and have made, and may continue to make, business decisions to buy additional product in anticipation of future price increases. This practice has been customary in the industry and we believe would be part of a customer's ordinary course of business inventory level.

We evaluate inventory levels at our wholesale customers, which accounted for approximately 62% of our unit sales during the six months ended September 30, 2007, through an internal analysis that considers, among other things, wholesaler purchases, wholesaler contract sales, available end consumer prescription information and inventory data received from our three largest wholesale customers. We believe that our evaluation of wholesaler inventory levels allows us to make reasonable estimates of our reserve balances. Further, our products are typically sold with adequate shelf life to permit sufficient time for our wholesaler customers to sell our products in their inventory through to the end consumer.

The following table reflects the activity during the six months ended September 30, 2007 for each accounts receivable reserve:

                                                           CURRENT PROVISION   CURRENT PROVISION   ACTUAL RETURNS
                                                            RELATED TO SALES   RELATED TO SALES      OR CREDITS
              (IN THOUSANDS)                   BEGINNING       MADE IN THE          MADE IN            IN THE           ENDING
                                                BALANCE      CURRENT PERIOD      PRIOR PERIODS     CURRENT PERIOD      BALANCE
                                              -----------  ------------------ ------------------- -----------------  ------------
SIX MONTHS ENDED SEPTEMBER 30, 2007
  Accounts Receivable Reserves:
    Chargebacks                                $  13,005    $         66,818   $               -   $       (57,239)   $   22,584
    Sales Rebates                                  5,386              13,510                   -            (9,563)        9,333
    Sales Returns                                  2,873               8,800                   -            (7,549)        4,124
    Cash Discounts and Other Allowances            3,511              13,818                   -           (10,009)        7,320
    Medicaid Rebates                               6,506               4,483                   -            (5,804)        5,185
                                              -----------  ------------------ ------------------- -----------------  ------------
      TOTAL                                    $  31,281    $        107,429   $               -   $       (90,164)   $   48,546
                                              ===========  ================== =================== =================  ============

The increase in the reserve for chargebacks at September 30, 2007 was primarily due to an increase in customer inventory levels of our specialty generic products at the end of the quarter. This increase was mainly impacted by the launch of the 100 mg and 200 mg strengths of metoprolol succinate extended-release tablets, the generic version of Toprol-XL(R) (marketed by AstraZeneca). We began shipping these two products in July 2007 and they generated net revenues of $49.7 million during the quarter. The increases at September 30, 2007 in the reserves for sales rebates, sales returns, and cash discounts and other allowances were also primarily due to the launch of the two strengths of metoprolol succinate extended-release tablets. The decrease in the reserve for Medicaid rebates at September 30, 2007 resulted primarily from the timing of when certain Medicaid rebate payments were processed.

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

Chargeback transactions are almost exclusively related to our specialty generics business segment. During the six months ended September 30, 2007 and 2006, the chargeback provision reduced the gross sales of our specialty generics segment by $65.4 million and $46.4 million, respectively. These amounts accounted for 98.1% and 99.2% of the total chargeback provisions recorded during the six months ended September 30, 2007 and 2006, respectively.

The provision for chargebacks is the most significant and complex estimate used in the recognition of revenue. The primary factors we consider in developing and evaluating the reserve for chargebacks include:

     o The amount of inventory in the wholesale distribution channel. We receive actual inventory information from our three major wholesale customers and estimate the inventory position of the remaining wholesalers based on historical buying patterns. During the six months ended September 30, 2007, unit sales to our three major wholesale customers accounted for 82% of our total unit sales to all wholesalers, and the aggregate inventory position of the three major wholesalers at September 30, 2007 was approximately equivalent to our last twelve weeks of shipments during the fiscal year. We currently use the last six weeks of our shipments as an estimate of the inventory held by the remaining wholesalers where we do not receive actual inventory data, as our experience and buying patterns indicate that our smaller wholesale customers carry less inventory than our large wholesale customers. As of September 30, 2007, each week of inventory for those remaining wholesalers represented approximately $0.3 million, or 1.3%, of the reported reserve for chargebacks.

     o The percentage of sales to our wholesale customers that will result in chargebacks. Using our automated chargeback system we track, at the product level, the percentage of sales units shipped to our wholesale customers that eventually result in chargebacks to us. The percentage for each product, which is based on actual historical experience, is applied to the respective inventory units in the wholesale distribution channel. As of September 30, 2007, the aggregate weighted average percentage of sales to wholesalers assumed to result in chargebacks was approximately 94%, with each 1% representing approximately $0.2 million, or 1.0%, of the reported reserve for chargebacks.

     o Contract pricing and the resulting chargeback per unit. The chargeback provision is based on the difference between our invoice price to the wholesaler, or "WAC," and the contract price negotiated with either our indirect customer or with the wholesaler for sales by the wholesaler to the indirect customers. We calculate the price difference, or chargeback per unit, for each product and for each major wholesale customer using historical weighted average pricing, based on actual chargeback experience. Use of weighted average pricing over time compensates for changes in the mix of indirect customers and products from period to period. As of September 30, 2007, a 5% shift in the calculated chargeback per unit in the same direction across all products and customers would result in a $1.0 million, or 4.6%, impact on the reported reserve for chargebacks.

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

Sales Returns - Consistent with industry practice, we maintain a returns
-------------
policy that allows our direct and indirect customers to return product six months prior to expiration and within one year after expiration. This policy is applicable to both our branded and specialty generics business segments. Upon recognition of revenue from product sales to customers, we provide for an estimate of product to be returned. This estimate is determined by applying a historical relationship of customer returns to gross sales. We evaluate the reserve for sales returns by calculating historical return rates using data from the last 12 months on a product specific basis and by class of trade (wholesale versus retail chain). The calculated percentages are applied against estimates of inventory in the distribution channel on a product specific basis. To determine the inventory levels in the wholesale distribution channel, we utilize actual inventory information from our major wholesale customers and estimate the inventory positions of the remaining wholesalers based on historical buying patterns. For inventory held by our non-wholesale customers, we use the last two months of sales to the direct buying chains and the indirect buying retailers as an estimate. A 10% change in the product specific historical return rates used in the reserve analysis would have changed the reserve balance at September 30, 2007 by approximately $0.3 million, or 8.3%, of the reported reserve for sales returns. A 10% change in the amount of estimated inventory in the distribution channel would have changed the reserve balance at September 30, 2007 by approximately $0.5 million, or 10.9%, of the reported reserve for sales returns.

Medicaid Rebates - Established in 1990, the Medicaid Drug Rebate Program
----------------
requires a drug manufacturer to provide to each state a rebate every calendar quarter for covered outpatient drugs dispensed to Medicaid patients. Medicaid rebates apply to both our branded and specialty generic segments. Individual states invoice us for Medicaid rebates on a quarterly basis using statutorily determined rates for generic (11%) and branded (15%) products, which are applied to the Average Manufacturer's Price, or "AMP," for a particular product to arrive at a Unit Rebate Amount, or "URA." The amount owed is based on the number of units dispensed by the pharmacy to Medicaid patients extended by the URA. The reserve for Medicaid rebates is based on expected payments, which are driven by patient usage and estimated inventory in the distribution channel. We estimate patient usage by calculating a payment rate as a percentage of net sales lagged six months, which is then applied to an estimate of customer inventory. We currently use the last two months of our shipments to wholesalers and direct buying chains as an estimate of inventory in the wholesale and chain channels and an additional month of wholesale sales as an estimate of inventory held by the indirect buying retailer. A 10% change in the amount of customer inventory subject to Medicaid rebates would have changed the reserve at September 30, 2007 by $0.5 million, or 9.5% of the reported reserve for Medicaid rebates. Similarly, a 10% change in estimated patient usage would have changed the reserve at September 30, 2007 by $0.5 million, or 9.5% of the reported reserve for Medicaid rebates.

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

CONTINGENCIES. We are involved in various legal proceedings, some of which
-------------
involve claims for substantial amounts. An estimate is made to accrue for a loss contingency relating to any of these legal proceedings if it is probable that a liability was incurred as of the date of the financial statements and the amount of loss can be reasonably estimated. Because of the subjective nature inherent in assessing the outcome of litigation and because of the potential that an adverse outcome in legal proceedings could have a material impact on our financial condition or results of operations, such estimates are considered to be critical accounting estimates. After review, it was determined at September 30, 2007 that for each of the various legal proceedings in which we are involved, the conditions mentioned above were not met. We will continue to evaluate all legal matters as additional information becomes available.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk is limited to fluctuating interest rates associated with variable rate indebtedness and marketable securities that are subject to interest rate changes.

The majority of our investments in marketable securities are taxable auction rate securities. The rates on these securities reset at a pre-determined interval up to 35 days. As of September 30, 2007, and March 31, 2007, we had invested $82.2 million and $119.2 million, respectively, in auction rate securities, primarily in high quality (AAA rated) bonds secured by student loans which are guaranteed by the U. S. Government. Recent developments in the capital and credit markets subsequent to September 30, 2007 have adversely affected the market for auction rate securities, which has resulted in a loss of liquidity for these investments. We have evaluated these securities to determine if other-than-temporary impairment of the carrying value of the securities has occurred due to the loss of liquidity. At March 31, 2008, the fair value of auction rate securities was $81.5 million and the resultant difference of $2.4 million was recorded in accumulated other comprehensive loss as the unrealized losses were considered to be temporary (See Note 16 of the Notes to the Consolidated Financial Statements for further discussion of our investment in auction rate securities). We believe that as of March 31, 2008, based on our cash, cash equivalents and short-term marketable securities balances of $126.9 million and our current borrowing capacity of $290.0 million under our credit facility, the current lack of liquidity in the auction rate market will not have a material impact on our ability to fund our operations or interfere with our external growth plans, although we cannot assure you that this will continue to be the case.

The annual favorable impact on our net income as a result of a 25, 50 or 100 basis point (where 100 basis points equals 1%) increase in short-term interest rates would be approximately $0.6 million, $1.1 million or $2.2 million, respectively, based on our average cash, cash equivalents and short-term marketable investment balances during the six months ended September 30, 2007 compared to an increase of $0.6 million, $1.1 million or $2.2 million, respectively, during the fiscal year ended March 31, 2007.

Advances to us under our credit facility bear interest at a rate that varies consistent with increases or decreases in the publicly announced prime rate and/or the LIBOR rate with respect to LIBOR-related loans, if any. A material increase in such rates could significantly increase borrowing expenses. At September 30, 2007, we had $50.0 million of borrowings outstanding under our credit facility. At March 31, 2007, we had no borrowings outstanding under our credit facility.

In May 2003, we issued $200.0 million principal amount of Convertible Subordinated Notes. The interest rate on the Convertible Subordinated Notes is fixed at 2.50% and therefore not subject to interest rate changes. Beginning May 16, 2006, we became obligated to pay contingent interest at a rate equal to 0.5% per annum during any six-month period, if the average trading price of the Convertible Subordinated Notes per $1,000 principal amount for the five-trading day period ending on the third trading day immediately preceding the first day of the applicable six-month period equals $1,200 or more. Holders may require us to repurchase all or a portion of their Convertible Subordinated Notes on May 16, 2008, 2013, 2018, 2023 and 2028, or upon a change in control, as defined in the indenture governing the Convertible Subordinated Notes, at 100% of the principal amount of the Convertible Subordinated Notes, plus accrued and unpaid interest (including contingent interest, if any) to the date of repurchase, payable in cash. As a result, we have classified the Convertible Subordinated Notes as a current liability as of September 30, 2007 due to the right the holders have to require us to repurchase the Convertible Subordinated Notes on May 16, 2008. Since the holders did not elect to cause us to repurchase any of the Notes, the Notes will be reclassified as long-term beginning with our consolidated balance sheet as of June 30, 2008.

In March 2006, we entered into a $43.0 million mortgage loan secured by three of our buildings that matures in April 2021. The interest rate on this loan is fixed at 5.91% per annum and not subject to market interest rate changes.

ITEM 4.  CONTROLS AND PROCEDURES

(a) EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, as of the end of the period of this report, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) and determined that, as a result of material weaknesses in internal control over financial reporting described below, as of September 30, 2007 our disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Exchange Act Rule 12b-2 defines a material weakness as a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis.

During the completion of its fiscal 2008 financial statements, the Company determined that a material weakness in its internal control over financial reporting existed as of September 30, 2007 related to revenue recognition. Specifically, the design of the Company's policies and procedures did not adequately address the financial reporting risk associated with customer rebate agreements and were inadequate in ensuring that the necessary information for new or modified rebate agreements was communicated to those responsible for evaluating the accounting implications of the agreements. This resulted in a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis.

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

As a result of financial statement errors attributable to the material weaknesses identified as of August 2006 and March 31, 2007 described above, we have filed a comprehensive Form 10-K for the fiscal year ended March 31, 2007 in which we restated our consolidated statements of income, comprehensive income, shareholders' equity and cash flows for the fiscal years ended March 31, 2006 and 2005, our consolidated balance sheet as of March 31, 2006 and selected consolidated financial data for the fiscal years ended March 31, 2006, 2005, 2004, and 2003, and for each of the quarters in the fiscal year ended March 31, 2006.

(b) CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
SEC regulations require that Company management evaluate any change in our internal controls over financial reporting that occurred during each of our fiscal quarters that has materially affected, or is reasonably likely to materially affect the Company's internal control over financial reporting.

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2007 that have materially affected, or are reasonably likely to materially affect the Company's internal control over financial reporting.

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

Subsequent to September 30, 2007, we are still in the process of remediating the material weaknesses related to accounting for stock-based compensation, income taxes and revenue recognition described in (a) above as follows:

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

PART II.  - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The information set forth under Note 13 - CONTINGENCIES - LITIGATION of the Notes to the Consolidated Financial Statements included in Part I, Item 1 of this report is incorporated in this Part II, Item 1 by reference.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

        PURCHASE OF EQUITY SECURITIES BY THE COMPANY

        The following table provides information about purchases the Company made of its common stock during the quarter ended September 30, 2007:

                                                                           TOTAL NUMBER OF SHARES    MAXIMUM NUMBER OF SHARES
                                   TOTAL NUMBER OF                         PURCHASED AS PART OF A         THAT MAY YET BE
                                  SHARES PURCHASED    AVERAGE PRICE PAID     PUBLICLY ANNOUNCED         PURCHASED UNDER THE
        PERIOD                           (a)              PER SHARE               PROGRAM                     PROGRAM
  July 1-31, 2007                        460               $ 28.05                   --                         --

  August 1-31, 2007                      --                   --                     --                         --

  September 1-30, 2007                   240               $ 27.39                   --                         --
                                         ---
              Total                      700               $ 27.82                   --                         --
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


                                     K-V PHARMACEUTICAL COMPANY



Date: June 25, 2008             By   /s/  Marc S. Hermelin
                                     -------------------------------------------
                                     Marc S. Hermelin
                                     Chairman of the Board and
                                     Chief Executive Officer
                                     (Principal Executive Officer)



Date: June 25, 2008             By   /s/  Ronald J. Kanterman
                                     -------------------------------------------
                                     Ronald J. Kanterman
                                     Vice President and Chief Financial Officer
                                     (Principal Financial Officer)



Date: June 25, 2008             By   /s/ Richard H. Chibnall
                                     -------------------------------------------
                                     Richard H. Chibnall
                                     Vice President, Finance
                                     (Principal Accounting Officer)

                                 EXHIBIT INDEX


Exhibit No.                   Description
-----------                   -----------

   10.1* Asset Purchase Agreement by and between the Company and VIVUS, Inc., dated as of March 30, 2007, filed herewith.

   31.1           Certification of Chief Executive Officer.

   31.2           Certification of Chief Financial Officer.

   32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

   32.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Confidential portions of this exhibit have been redacted and filed separately with the Commission pursuant to a confidential treatment request in accordance with Rule 24b-2 of the Securities Exchange Act of 1934, as amended.