Form 10-Q
period 2007-12-31
KV PHARMACEUTICAL CO /DE/
filed 2008-06-25
CIK 57055

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
--------------------------------------------------------------------------------

                                   FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2007

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

PART I. - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                                         K-V PHARMACEUTICAL COMPANY AND SUBSIDIARIES
                                              CONSOLIDATED STATEMENTS OF INCOME
                                              (Unaudited; dollars in thousands)

                                                                   THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                                      DECEMBER 31,                        DECEMBER 31,
                                                              ---------------------------         ---------------------------
                                                                 2007              2006              2007              2006
                                                              ---------         ---------         ---------         ---------

Net revenues................................................  $ 161,623         $ 117,949         $ 448,904         $ 323,132
Cost of sales...............................................     49,996            38,439           134,697           110,764
                                                              ---------         ---------         ---------         ---------
Gross profit................................................    111,627            79,510           314,207           212,368
                                                              ---------         ---------         ---------         ---------
Operating expenses:
    Research and development................................     11,156             8,319            32,702            22,605
    Purchased in-process research and
        development.........................................         --                --            10,000                --
    Selling and administrative..............................     50,846            41,965           147,019           124,974
    Amortization of intangibles.............................      3,668             1,204             7,868             3,602
                                                              ---------         ---------         ---------         ---------
Total operating expenses....................................     65,670            51,488           197,589           151,181
                                                              ---------         ---------         ---------         ---------

Operating income............................................     45,957            28,022           116,618            61,187
                                                              ---------         ---------         ---------         ---------

Other expense (income):
    Interest expense........................................      2,644             2,214             7,542             6,755
    Interest and other income...............................     (2,780)           (2,240)           (8,936)           (6,606)
                                                              ---------         ---------         ---------         ---------
Total other expense (income), net...........................       (136)              (26)           (1,394)              149
                                                              ---------         ---------         ---------         ---------
Income before income taxes and cumulative effect
    of change in accounting principle.......................     46,093            28,048           118,012            61,038
Provision for income taxes..................................     13,481             9,586            38,977            22,369
                                                              ---------         ---------         ---------         ---------
Income before cumulative effect of change
    in accounting principle.................................     32,612            18,462            79,035            38,669
Cumulative effect of change in accounting
    principle (net of $670 in taxes)........................         --                --                --             1,976
                                                              ---------         ---------         ---------         ---------
Net income..................................................  $  32,612         $  18,462         $  79,035         $  40,645
                                                              =========         =========         =========         =========


                                                                                       (CONTINUED)





                                        K-V PHARMACEUTICAL COMPANY AND SUBSIDIARIES
                                      CONSOLIDATED STATEMENTS OF INCOME - (CONTINUED)
                                             (Unaudited; dollars in thousands)

                                                                  THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                                     DECEMBER 31,                        DECEMBER 31,
                                                             -------------------------           -------------------------
                                                               2007              2006              2007              2006
                                                             -------           -------           -------           -------
Earnings per share before effect of change in
  accounting principle:
       Basic - Class A common...........................     $  0.69           $  0.39           $  1.67           $  0.82
       Basic - Class B common...........................        0.57              0.33              1.39              0.68
       Diluted - Class A common.........................        0.57              0.33              1.39              0.71
       Diluted - Class B common.........................        0.49              0.29              1.20              0.61

Per share effect of cumulative effect
  of change in accounting principle:
       Basic - Class A common...........................     $     -           $     -           $     -           $  0.04
       Basic - Class B common...........................           -                 -                 -              0.04
       Diluted - Class A common.........................           -                 -                 -              0.03
       Diluted - Class B common.........................           -                 -                 -              0.03

Earnings per share:
       Basic - Class A common...........................     $  0.69           $  0.39           $  1.67           $  0.86
       Basic - Class B common...........................        0.57              0.33              1.39              0.72
       Diluted - Class A common.........................        0.57              0.33              1.39              0.74
       Diluted - Class B common.........................        0.49              0.29              1.20              0.64

Shares used in per share calculation:
       Basic - Class A common...........................      37,193            36,926            37,094            36,757
       Basic - Class B common...........................      12,179            12,336            12,231            12,422
       Diluted - Class A common.........................      59,244            59,016            59,147            58,928
       Diluted - Class B common.........................      12,264            12,412            12,314            12,529



SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                     K-V PHARMACEUTICAL COMPANY AND SUBSIDIARIES
                                             CONSOLIDATED BALANCE SHEETS
                                          (Unaudited; dollars in thousands)
                                                                                         DECEMBER 31,     MARCH 31,
                                                                                             2007           2007
                                                                                             ----           ----
                                            ASSETS
                                            ------
CURRENT ASSETS:
Cash and cash equivalents............................................................    $    72,953     $    82,574
Marketable securities................................................................        123,484         157,812
Receivables, less allowance for doubtful accounts of $843 and $716
   at December 31, 2007 and March 31, 2007, respectively.............................        100,986          78,634
Inventories, net.....................................................................         91,021          91,515
Prepaid and other assets.............................................................          8,269           6,571
Income taxes receivable..............................................................          7,732              --
Deferred tax asset...................................................................         19,061          14,364
                                                                                         -----------     -----------
   Total Current Assets..............................................................        423,506         431,470
Property and equipment, less accumulated depreciation of $69,704 and $56,186 at
    December 31, 2007 and March 31, 2007, respectively...............................        187,205         186,900
Intangible assets and goodwill, net..................................................        203,819          69,010
Other assets.........................................................................         22,957          20,403
                                                                                         -----------     -----------
TOTAL ASSETS.........................................................................    $   837,487     $   707,783
                                                                                         ===========     ===========

                                         LIABILITIES
                                         -----------
CURRENT LIABILITIES:
Accounts payable.....................................................................    $    17,659     $    18,506
Accrued liabilities..................................................................         38,391          33,218
Income taxes payable.................................................................             --           5,558
Current maturities of long-term debt.................................................        201,984           1,897
                                                                                         -----------     -----------
   Total Current Liabilities.........................................................        258,034          59,179
Long-term debt.......................................................................         67,956         239,451
Other long-term liabilities..........................................................         21,958           6,319
Deferred tax liability...............................................................         40,180          38,007
                                                                                         -----------     -----------
TOTAL LIABILITIES....................................................................        388,128         342,956
                                                                                         -----------     -----------
COMMITMENTS AND CONTINGENCIES

                                     SHAREHOLDERS' EQUITY
                                     --------------------
7% cumulative convertible Preferred Stock, $.01 par value; $25.00 stated and liquidation value; 840,000 shares authorized; issued and outstanding --
   40,000 shares at December 31, 2007 and March 31,
   2007 (convertible into Class A shares 8.4375-to-one basis)........................             --              --
Class A and Class B Common Stock, $.01 par value; 150,000,000 and
   75,000,000 shares authorized, respectively;
     Class A - issued 40,619,336 and 40,316,426 at December 31, 2007
       and March 31, 2007, respectively..............................................            406             403
     Class B - issued 12,242,114 and 12,393,982 at December 31, 2007 and March 31,
     2007, respectively (convertible into Class A shares on a one-for-one basis).....            122             124
Additional paid-in capital...........................................................        156,493         150,818
Retained earnings....................................................................        348,413         269,430
Accumulated other comprehensive income...............................................             50              33
Less: Treasury stock, 3,287,936 shares of Class A and 92,902 shares of Class B
   Common Stock at December 31, 2007, respectively, and 3,237,023 shares of Class A
   and 92,902 shares of Class B Common Stock at March 31, 2007, respectively, at cost        (56,125)        (55,981)
                                                                                         -----------     -----------
TOTAL SHAREHOLDERS' EQUITY...........................................................        449,359         364,827
                                                                                         -----------     -----------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY...........................................    $   837,487     $   707,783
                                                                                         ===========     ===========

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  K-V PHARMACEUTICAL COMPANY AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                       (Unaudited; dollars in thousands)

                                                                                      NINE MONTHS ENDED
                                                                                         DECEMBER 31,
                                                                                ------------------------------
                                                                                     2007              2006
                                                                                -------------       ----------
OPERATING ACTIVITIES:
Net income.............................................................         $      79,035       $   40,645
Adjustments to reconcile net income to net cash provided by
   operating activities:
   Acquired in-process research and development........................                10,000               --
   Cumulative effect of change in accounting principle.................                    --           (1,976)
   Depreciation, amortization and other non-cash charges...............                22,368           16,662
   Deferred income tax (benefit) provision.............................                (2,532)           5,126
   Deferred compensation...............................................                 1,674              565
   Stock-based compensation............................................                 4,089            2,948
   Excess tax benefits associated with stock options...................                  (972)            (565)
   Other...............................................................                    --              270
Changes in operating assets and liabilities:
   Increase in receivables, net........................................               (22,352)         (30,288)
   Decrease (increase) in inventories, net.............................                   494          (10,854)
   Increase in prepaid and other assets................................                (6,675)          (2,910)
   (Decrease) increase in income taxes payable.........................                  (675)           3,210
   Increase in accounts payable and accrued
      liabilities......................................................                 4,306            1,397
                                                                                -------------       ----------
Net cash provided by operating activities..............................                90,380           24,230
                                                                                -------------       ----------
INVESTING ACTIVITIES:
   Purchase of property and equipment, net.............................               (13,090)         (21,634)
   Purchase of marketable securities...................................              (101,122)        (171,014)
   Sale of marketable securities.......................................               135,475          122,700
   Purchase of preferred stock.........................................                    --             (400)
   Product acquisition.................................................              (151,500)              --
                                                                                -------------       ----------
Net cash used in investing activities..................................              (130,237)         (70,348)
                                                                                -------------       ----------
FINANCING ACTIVITIES:
   Principal payments on long-term debt................................                (1,408)          (1,185)
   Proceeds from borrowing on line of credit...........................                50,000               --
   Repayment of borrowing on line of credit............................               (20,000)              --
   Dividends paid on preferred stock...................................                   (52)             (52)
   Purchase of common stock for treasury...............................                  (144)          (2,033)
   Excess tax benefits associated with stock options...................                   972              565
   Cash deposits received for stock options............................                   868            3,667
                                                                                -------------       ----------
Net cash provided by financing activities..............................                30,236              962
                                                                                -------------       ----------
Decrease in cash and cash equivalents..................................                (9,621)         (45,156)
Cash and cash equivalents:
   Beginning of year...................................................                82,574          100,706
                                                                                -------------       ----------
   End of period.......................................................         $      72,953       $   55,550
                                                                                =============       ==========

SUPPLEMENTAL INFORMATION:
   Interest paid.......................................................         $       7,599       $    6,700
   Income taxes paid...................................................                39,862           13,629
   Stock options exercised (at expiration of two-year forfeiture period)                  615            3,317

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

The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. However, in the opinion of management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations and cash flows for the three- and nine-month periods ended December 31, 2007 are not necessarily indicative of the results of operations and cash flows that may be expected for the fiscal year ended March 31, 2008. The interim consolidated financial statements and accompanying notes should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2007. The balance sheet information as of March 31, 2007 has been derived from the Company's audited consolidated balance sheet as of that date.

2.  ACQUISITION

In May 2007, the Company acquired the U.S. marketing rights to Evamist(TM), a new estrogen replacement therapy product delivered with a patented metered-dose transdermal spray system, from VIVUS, Inc. Under terms of the Asset Purchase Agreement, the Company paid $10,000 in cash at closing and agreed to make an additional cash payment of $141,500 upon final approval of the product by the U.S. Food and Drug Administration ("FDA"). The agreement also provides for two future payments upon achievement of certain net sales milestones. If Evamist(TM) achieves $100,000 of net sales in a fiscal year, a one-time payment of $10,000 will be made, and if net sales levels reach $200,000 in a fiscal year, a one-time payment of up to $20,000 will be made. Because the product had not obtained FDA approval when the initial payment was made at closing, the Company recorded $10,000 of in-process research and development expense during the nine months ended December 31, 2007. In July 2007, FDA approval for Evamist(TM) was received and a payment of $141,500 was made to VIVUS, Inc. The preliminary purchase price allocation, which is subject to change based on the final fair value assessment, , resulted in estimated identifiable intangible assets of $52,446 to product rights; $15,166 to trademark rights; $66,417 to rights under a sublicense agreement; and, $7,471 to a covenant not to compete. Upon FDA approval in July 2007, the Company began amortizing the product rights, trademark rights and rights under the sublicense agreement over 15 years and the covenant not to compete over nine years.

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

The following table sets forth the computation of basic and diluted earnings per share for the three months ended December 31, 2007 and 2006:

                                                                 THREE MONTHS ENDED                THREE MONTHS ENDED
                                                                 DECEMBER 31, 2007                 DECEMBER 31, 2006
                                                        ---------------------------------  ---------------------------------
                                                            CLASS A          CLASS B           CLASS A          CLASS B
                                                        ---------------- ----------------  ---------------- ----------------
Basic earnings per share:
    Numerator:
      Allocation of undistributed earnings               $       25,607   $        6,988    $       14,428   $        4,017
                                                        ---------------- ----------------  ---------------- ----------------
    Denominator:
      Weighted average shares outstanding                        37,620           12,282            37,288           12,372
      Less - weighted average unvested
        common shares subject to repurchase                        (427)            (103)             (362)             (36)
                                                        ---------------- ----------------  ---------------- ----------------
      Number of shares used in per
        share computations                                       37,193           12,179            36,926           12,336
                                                        ================ ================  ================ ================

Basic earnings per share                                 $         0.69   $         0.57    $         0.39   $         0.33
                                                        ================ ================  ================ ================

Diluted earnings per share:
    Numerator:
      Allocation of undistributed earnings
        for basic computation                            $       25,607   $        6,988    $       14,428   $        4,017
      Reallocation of undistributed earnings as a
        result of conversion of Class B to
        Class A shares                                            6,988                -             4,017                -
      Reallocation of undistributed earnings to
        Class B shares                                                -             (947)                -             (480)
      Add - preferred stock dividends                                17                -                17                -
      Add - interest expense convertible notes                    1,199                -             1,014                -
                                                        ---------------- ----------------  ---------------- ----------------
      Allocation of undistributed earnings               $       33,811   $        6,041    $       19,476   $        3,537
                                                        ================ ================  ================ ================
    Denominator:
      Number of shares used in basic computation                 37,193           12,179            36,926           12,336
      Weighted average effect of dilutive securities:
        Conversion of Class B to Class A shares                  12,179                -            12,336                -
        Employee stock options                                      842               85               724               76
        Convertible preferred stock                                 338                -               338                -
        Convertible notes                                         8,692                -             8,692                -
                                                        ---------------- ----------------  ---------------- ----------------
      Number of shares used in per share
        computations                                             59,244           12,264            59,016           12,412
                                                        ================ ================  ================ ================

Diluted earnings per share (1)                           $         0.57   $         0.49    $         0.33   $         0.29
                                                        ================ ================  ================ ================


(1) Excluded from the computation of diluted earnings per share were outstanding stock options whose exercise prices were greater than the average market price of the common shares for the period reported. For the three months ended December 31, 2006, excluded from the computation were options to purchase 518 shares of Class A and Class B Common Stock.

The following table sets forth the computation of basic and diluted earnings per share for the nine months ended December 31, 2007 and 2006:

                                                                             NINE MONTHS ENDED DECEMBER 31,
                                                         -------------------------------------------------------------------------
                                                                        2007                                 2006
                                                         ------------------------------------ ------------------------------------
                                                             CLASS A            CLASS B           CLASS A           CLASS B
                                                         -----------------  ----------------- ------------------ -----------------
Basic earnings per share:
    Numerator:
      Allocation of undistributed earnings before
        cumulative effect of change in accounting
        principle                                         $        61,958    $        17,025   $         30,131   $         8,486
      Allocation of cumulative effect of
        change in accounting principle                                  -                  -              1,542               434
                                                         -----------------  ----------------- ------------------ -----------------
      Allocation of undistributed earnings                $        61,958    $        17,025   $         31,673   $         8,920
                                                         =================  ================= ================== =================
    Denominator:
      Weighted average shares outstanding                          37,531             12,332             37,100            12,475
      Less - weighted average unvested
        common shares subject to repurchase                          (437)              (101)              (343)              (53)
                                                         -----------------  ----------------- ------------------ -----------------
      Number of shares used in per
        share computations                                         37,094             12,231             36,757            12,422
                                                         =================  ================= ================== =================

Basic earnings per share before cumulative
    effect of change in accounting principle              $          1.67    $          1.39   $           0.82   $        $ 0.68
Per share effect of cumulative effect of
    change in accounting principle                                      -                  -               0.04              0.04
                                                         -----------------  ----------------- ------------------ -----------------
Basic earnings per share                                  $          1.67    $          1.39   $           0.86   $          0.72
                                                         =================  ================= ================== =================

Diluted earnings per share:
    Numerator:
      Allocation of undistributed earnings
        for basic computation before cumulative
        effect of change in accounting principle          $        61,958    $        17,025   $         30,131   $         8,486
      Reallocation of undistributed earnings as a
        result of conversion of Class B to
        Class A shares                                             17,025                  -              8,486                 -
      Reallocation of undistributed earnings to
        Class B shares                                                  -             (2,245)                 -              (845)
      Add - preferred stock dividends                                  52                  -                 52                 -
      Add - interest expense convertible notes                      3,198                  -              2,929                 -
                                                         -----------------  ----------------- ------------------ -----------------
      Allocation of undistributed earnings
        for diluted computation before cumulative
        effect of change in accounting principle                   82,233             14,780             41,598             7,641
      Allocation of cumulative effect of
        change in accounting principle                                  -                  -              1,976               363
                                                         -----------------  ----------------- ------------------ -----------------
      Allocation of undistributed earnings                $        82,233    $        14,780   $         43,574   $         8,004
                                                         =================  ================= ================== =================

                                                            (CONTINUED)




                                                                                 NINE MONTHS ENDED DECEMBER 31,
                                                        --------------------------------------------------------------------------
                                                                        2007                                  2006
                                                        ------------------------------------  ------------------------------------
                                                            CLASS A            CLASS B            CLASS A            CLASS B
                                                        -----------------  -----------------  -----------------  -----------------
Diluted earnings per share (continued):
    Denominator:
      Number of shares used in basic computation                  37,094             12,231             36,757             12,422
      Weighted average effect of dilutive securities:
        Conversion of Class B to Class A shares                   12,231                  -             12,422                  -
        Employee stock options                                       792                 83                719                107
        Convertible preferred stock                                  338                  -                338                  -
        Convertible notes                                          8,692                  -              8,692                  -
                                                        -----------------  -----------------  -----------------  -----------------
      Number of shares used in per share
        computations                                              59,147             12,314             58,928             12,529
                                                        =================  =================  =================  =================

Diluted earnings per share before cumulative
    effect of change in accounting principle             $          1.39    $          1.20    $          0.71    $          0.61
Per share effect of cumulative effect of
    change in accounting principle                                     -                  -               0.03               0.03
                                                        -----------------  -----------------  -----------------  -----------------
Diluted earnings per share (1)                           $          1.39    $          1.20    $          0.74    $          0.64
                                                        =================  =================  =================  =================


-------------------------
(1) Excluded from the computation of diluted earnings per share were outstanding stock options whose exercise prices were greater than the average market price of the common shares for the period reported. For the nine months ended December 31, 2007 and 2006, excluded from the computation were options to purchase 36 and 778 shares of Class A and Class B Common Stock, respectively.

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

The Company recognized, in accordance with SFAS 123R, stock-based compensation of $1,332 and $4,089, respectively, and related tax benefits of $302 and $1,043, respectively, for the three and nine months ended December 31, 2007 and stock-based compensation of $1,029 and $2,948, respectively, and related tax benefits of $289 and $859, respectively, for the three and nine months ended December 31, 2006. There was no stock-based employee compensation cost capitalized as of December 31, 2007. Cash received from stock option deposits was $195 and $1,247 for the three months ended December 31, 2007 and 2006, respectively, and $868 and $3,667 for the nine months ended December 31, 2007 and 2006, respectively. The actual tax benefit realized from tax deductions associated with stock option exercises (at expiration of two-year forfeiture period) was $526 and $339 for the three months ended December 31, 2007 and 2006, respectively, and $1,055 and $762 for the nine months ended December 31, 2007 and 2006, respectively.


The following weighted average assumptions were used for stock options granted during the three and nine months ended December 31, 2007 and 2006:

                                                               THREE MONTHS ENDED             NINE MONTHS ENDED
                                                                  DECEMBER 31,                   DECEMBER 31,
                                                            ------------------------       ------------------------
                                                               2007            2006           2007           2006
                                                               ----            ----           ----           ----
     Dividend yield...............................               None           None            None           None
     Expected volatility..........................                41%            45%             43%            45%
     Risk-free interest rate......................              4.16%          4.93%           4.79%          4.93%
     Expected term ...............................          9.0 years      8.9 years       9.0 years      8.9 years
     Weighted average fair value per share
       at grant date..............................          $   15.91      $   14.14       $   15.94      $   12.98

A summary of the changes in the Company's stock option plans during the nine months ended December 31, 2007 is presented below:

                                                                                      WEIGHTED
                                                                  WEIGHTED             AVERAGE
                                                                   AVERAGE            REMAINING      AGGREGATE
                                                                  EXERCISE           CONTRACTUAL     INTRINSIC
                                                  SHARES            PRICE               TERM           VALUE
                                                  ------            -----               ----           -----
Balance, March 31, 2007....................          3,666       $    16.11
Options granted............................            753            27.60
Options exercised..........................           (116)            4.94                         $    2,745
Options canceled...........................           (417)           19.06
                                               -----------
Balance, December 31, 2007.................          3,886            18.34               5.7       $   39,687
                                               ===========

Expected to vest at
     December 31, 2007.....................          3,012       $    18.34               5.7       $   30,757

Options exercisable at December 31, 2007
   (excluding shares in the two-year
    forfeiture period).....................          1,230       $    16.25               5.2       $   15,122

As of December 31, 2007, the Company had $41,611 of total unrecognized compensation expense, related to stock option grants, which will be recognized over the remaining weighted average period of 4.9 years.

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

Accruals for sales provisions are presented in the consolidated financial statements as reductions to net revenues and accounts receivable. Sales provisions totaled $57,201 and $42,617 for the three months ended December 31, 2007 and 2006, respectively, and $164,629 and $114,811 for the nine months ended December 31, 2007 and 2006, respectively. The reserve balances related to the sales provisions totaled $47,369 and $31,281 at December 31, 2007 and March 31, 2007, respectively, and are included in "Receivables, less allowance for doubtful accounts" in the accompanying consolidated balance sheets.

6.   INVENTORIES

     Inventories consist of the following:

                                                                  DECEMBER 31, 2007      MARCH 31, 2007
                                                                  -----------------      --------------
                  Finished goods.....................                $    31,423          $    35,420
                  Work-in-process....................                     13,820               13,294
                  Raw materials......................                     45,778               42,801
                                                                     -----------          -----------
                                                                     $    91,021          $    91,515
                                                                     ===========          ===========

Management establishes reserves for potentially obsolete or slow-moving inventory based on an evaluation of inventory levels, forecasted demand, and market conditions.

7.   INTANGIBLE ASSETS AND GOODWILL

     Intangible assets and goodwill consist of the following:


                                                       DECEMBER 31, 2007                   MARCH 31, 2007
                                                 ------------------------------      -----------------------------
                                                    GROSS                               GROSS
                                                   CARRYING        ACCUMULATED         CARRYING       ACCUMULATED
                                                    AMOUNT         AMORTIZATION         AMOUNT        AMORTIZATION
                                                    ------         ------------         ------        ------------
Product rights - Micro-K(R)..................  $      36,140       $  (15,867)       $    36,140       $  (14,513)
Product rights - PreCare(R)..................          8,433           (3,549)             8,433           (3,233)
Product rights - Evamist(TM).................         52,446           (1,504)                --               --
Trademarks acquired:
     Niferex(R)..............................         14,834           (3,523)            14,834           (2,967)
     Chromagen(R)/StrongStart(R).............         27,642           (6,565)            27,642           (5,528)
     Evamist(TM).............................         15,166             (435)                --               --
License agreements - Evamist(TM).............         66,417           (1,904)                --               --
License agreements - other...................          4,400             (615)             4,400             (480)
Covenant not to compete - Evamist(TM)........          7,471             (357)                --               --
Covenant not to compete - other .............            375             (100)               375              (72)
Trademarks and patents.......................          5,368           (1,011)             4,196             (774)
                                               -------------       ----------        -----------       ----------
  Total intangible assets....................        238,692          (35,430)            96,020          (27,567)
Goodwill.....................................            557               --                557               --
                                               -------------       ----------        -----------       ----------
                                               $     239,249       $  (35,430)       $    96,577       $  (27,567)
                                               =============       ==========        ===========       ==========

As of December 31, 2007, the Company's intangible assets have a weighted average useful life of approximately 16 years. Amortization expense for intangible assets was $3,668 and $1,204 for the three months ended December 31, 2007 and 2006, respectively, and $7,868 and $3,602 for the nine months ended December 31, 2007 and 2006, respectively.

Assuming no additions, disposals or adjustments are made to the carrying values and/or useful lives of the intangible assets, annual amortization expense on product rights, trademarks acquired and other intangible assets is estimated to be approximately $3,680 for the remainder of fiscal 2008 and approximately $14,700 in each of the four succeeding fiscal years.

8.   REVOLVING CREDIT AGREEMENT

The Company has a credit agreement with ten banks that provides for a revolving line of credit for borrowing up to $320,000. This credit facility also includes a provision for increasing the revolving commitment, at the lenders' sole discretion, by up to an additional $50,000. The credit agreement is unsecured unless the Company, under certain specified circumstances, utilizes the facility to redeem part or all of its outstanding Convertible Subordinated Notes. Interest is charged under the credit facility at the lower of the prime rate or LIBOR plus 62.5 to 150 basis points depending on the ratio of senior debt to EBITDA. The credit facility has a five-year term expiring in June 2011. The credit agreement contains financial covenants that impose limits on dividend payments, require minimum equity, a maximum senior leverage ratio and minimum fixed charge coverage ratio. As of September 30, 2007, the Company was in compliance with all of its financial covenants. In addition, the agreement requires that the Company submit quarterly financial statements within 45 days of the close of each fiscal quarter. The Company has obtained the consent of the lenders to extend the period for submission of the quarterly financial statements for this quarter to June 30, 2008. At December 31, 2007, the Company had $30,000 of borrowings outstanding under the credit facility (see
Note 9).

9.   LONG-TERM DEBT

     Long-term debt consists of the following:

                                                                   DECEMBER 31, 2007      MARCH 31, 2007
                                                                   -----------------      --------------
                  Building mortgages..........................       $    39,940           $   41,348
                  Line of credit..............................            30,000                   --
                  Convertible notes...........................           200,000              200,000
                                                                     -----------           ----------
                                                                         269,940              241,348
                  Less current portion........................          (201,984)              (1,897)
                                                                     -----------           ----------
                                                                     $    67,956           $  239,451
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

On May 16, 2003, the Company issued $200,000 principal amount of Convertible Subordinated Notes (the "Notes") that are convertible, under certain circumstances, into shares of Class A Common Stock at an initial conversion price of $23.01 per share. The Notes, which are due May 16, 2033, bear interest that is payable on May 16 and November 16 of each year at a rate of 2.50% per annum. The Company also is obligated to pay contingent interest at a rate equal to 0.5% per annum during any six-month period from May 16 to November 15 and from November 16 to May 15, with the initial six-month period commencing May 16, 2006, if the average trading price of the Notes per $1,000 principal amount for the five trading day period ending on the third trading day immediately preceding the first day of the applicable six-month period equals $1,200 or more. In November 2007, the average trading price of the Notes reached the threshold for the five-day trading period that results in the payment of contingent interest and beginning November 16, 2007 the Notes began to bear interest at a rate of 3.00% per annum.

The Company may redeem some or all of the Notes at any time on or after May 21, 2006, at a redemption price, payable in cash, of 100% of the principal amount of the Notes, plus accrued and unpaid interest, including contingent interest, if any. Holders may require the Company to repurchase all or a portion of their Notes on May 16, 2008, 2013, 2018, 2023 and 2028 or upon a change in control, as defined in the indenture governing the Notes, at a purchase price, payable in cash, of 100% of the principal amount of the Notes, plus accrued and unpaid interest, including contingent interest, if any. The Company has classified the Notes as a current liability as of December 31, 2007 due to the right the holders have to require the Company to repurchase the Notes on May 16, 2008. Since the holders did not elect to cause the Company to repurchase any of the Notes, the Notes will be reclassified as long-term beginning with the Company's consolidated balance sheet as of June 30, 2008. The Notes are subordinate to all of the Company's existing and future senior obligations.

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

Certain conversion features of the Notes and the contingent interest feature meet the criteria of and qualify as embedded derivatives. Although these features represent embedded derivative financial instruments, based on the de minimis value of them at the time of issuance and at December 31, 2007, no value has been assigned to these embedded derivatives.

The Notes, which are unsecured, do not contain any restrictions on the payment of dividends, the incurrence of additional indebtedness or the repurchase of the Company's securities, and do not contain any financial covenants.

10.  TAXABLE INDUSTRIAL REVENUE BONDS

In December 2005, the Company entered into a financing arrangement with St. Louis County, Missouri related to expansion of its operations in St. Louis County. Up to $135,500 of industrial revenue bonds may be issued to the Company by St. Louis County relative to capital improvements made through December 31, 2009. This agreement provides that 50% of the real and personal property taxes on up to $135,500 of capital improvements will be abated for a period of ten years subsequent to the property being placed in service. Industrial revenue bonds totaling $109,397 were outstanding at December 31, 2007. The industrial revenue bonds are issued by St. Louis County to the Company upon its payment of qualifying costs of capital improvements, which are then leased by the Company for a period ending December 1, 2019, unless earlier terminated. The Company has the option at any time to discontinue the arrangement and regain full title to the abated property. The industrial revenue bonds bear interest at 4.25% per annum and are payable as to principal and interest concurrently with payments due under the terms of the lease. The Company has classified the leased assets as property and equipment and has established a capital lease obligation equal to the outstanding principal balance of the industrial revenue bonds. Lease payments may be made by tendering an equivalent portion of the industrial revenue bonds. As the capital lease payments to St. Louis County may be satisfied by tendering industrial revenue bonds (which is the Company's intention), the capital lease obligation, industrial revenue bonds and related interest expense and interest income, respectively, have been offset for presentation purposes in the consolidated financial statements.

11.  COMPREHENSIVE INCOME

Comprehensive income includes all changes in equity during a period except those that resulted from investments by or distributions to the Company's shareholders. Other comprehensive income refers to revenues, expenses, gains and losses that, under generally accepted accounting principles, are included in comprehensive income, but excluded from net income as these amounts are recorded directly as an adjustment to shareholders' equity. For the Company, comprehensive income is comprised of net income and the net changes in unrealized gains and losses on available for sale marketable securities, net of applicable income taxes. Total comprehensive income totaled $32,666 and $18,632 for the three months ended December 31, 2007 and 2006, respectively, and $79,052 and $40,856 for the nine months ended December 31, 2007 and 2006, respectively.

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

The following tables present information for the Company's reportable operating segments for the three and nine months ended December 31, 2007 and 2006.

                                 THREE MONTHS
                                    ENDED        BRANDED     SPECIALTY      SPECIALTY     ALL
                                 DECEMBER 31,   PRODUCTS     GENERICS       MATERIALS    OTHER    ELIMINATIONS  CONSOLIDATED
                                 ------------   --------     --------       ---------    -----    ------------  ------------
   Net revenues                     2007        $  54,526   $  101,911      $  4,700    $   486   $        -    $    161,623
                                    2006           48,311       64,745         4,545        348            -         117,949

   Segment profit (loss)            2007           25,119       64,699         1,799    (45,524)           -          46,093
                                    2006           22,102       35,956           725    (30,735)           -          28,048

   Identifiable assets              2007           29,178      108,693         7,475    693,299       (1,158)        837,487
                                    2006           28,858       87,736         7,967    552,380       (1,158)        675,783

   Property and                     2007                -            -            15      6,154            -           6,169
       equipment additions          2006                3            -             -      3,292            -           3,295

   Depreciation and                 2007              198           80            45      8,334            -           8,657
       amortization                 2006              178           84            40      5,312            -           5,614

                                NINE MONTHS
                                   ENDED         BRANDED     SPECIALTY     SPECIALTY     ALL
                                DECEMBER 31,    PRODUCTS     GENERICS      MATERIALS    OTHER     ELIMINATIONS  CONSOLIDATED
                                ------------    --------     --------      ---------    -----     ------------  ------------
   Net revenues                     2007       $  157,764   $  277,275     $  12,719  $   1,146   $        -    $    448,904
                                    2006          138,453      170,072        13,206      1,401            -         323,132

   Segment profit (loss)            2007           73,068      171,538         3,985   (130,579)           -         118,012
                                    2006           62,317       88,341         2,047    (91,667)           -          61,038

   Property and                     2007              257            -            91     12,742            -          13,090
       equipment additions          2006               96            -             -     21,538            -          21,634

   Depreciation and                 2007              559          239           133     21,437            -          22,368
       amortization                 2006              533          253           121     15,755            -          16,662

Consolidated revenues are principally derived from customers in North America and substantially all property and equipment is located in the St. Louis, Missouri metropolitan area.

13.  CONTINGENCIES - LITIGATION

The Company and its subsidiaries Drugtech Corporation and Ther-Rx Corporation were named as defendants in a declaratory judgment case filed in the U.S. District Court for the District of Delaware by Lannett Company, Inc. ("Lannett") on June 6, 2008 and styled Lannett Company Inc. v. KV Pharmaceuticals et. al. Lannett has subsequently amended its complaint. The action seeks a declaratory judgment of patent invalidity, patent non-infringement, and patent unenforceability for inequitable conduct with respect to five patents owned by, and two patents licensed to, the Company or its subsidiaries and pertaining to the PrimaCare ONE(R) product marketed by Ther-Rx Corporation; unfair competition; deceptive trade practices; and antitrust violations. No specific amount of damages was stated in the complaint or amended complaint. The Company has not yet been served with either the complaint or the amended complaint. However, on June 17 2008, the Company filed a counterclaim against Lannett in that action asserting patent infringement; federal and common law trademark infringement, false advertising, and unfair competition; federal false designation of origin, false description and false representation; and common law misappropriation. The Company has requested a temporary restraining order and preliminary injunction against Lannett's continued sale of its product and continued infringement of the Company's trademarks and patents, unfair competition or misappropriation, and to require Lannett to recall all of its shipped product. A briefing schedule has been set by the court on the Company's motion and a hearing has been scheduled before the court on the Company's motion on June 25, 2008. No discovery has yet commenced nor a trial date been set.

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

At April 1, 2007, upon adoption of FIN 48, the Company had $12,980 of gross unrecognized tax benefits, which if recognized would favorably affect the effective income tax rate in future periods.

As of December 31, the consolidated balance sheet reflects a liability for unrecognized tax benefits of $11,884, excluding liabilities for interest and penalties. Accrued interest and penalties included in the consolidated balance sheet were $2,082 as of December 31, 2007.

The Company recognizes interest and penalties associated with uncertain tax positions as a component of income tax expense in the consolidated statement of income.

It is anticipated the Company will recognize approximately $1,300 of unrecognized tax benefits within the next 12 months as a result of the expected expiration of the relevant statute of limitations.

The Company is subject to taxation in the U.S. and various states and is subject to examinations by those authorities. The Company's federal statute of limitations has expired for fiscal years prior to 2005 and the relevant state statutes vary. The Company currently is being audited by the IRS for its March 31, 2006 and 2007 tax years. The IRS is also currently auditing the employment tax returns of the Company for calendar years 2004, 2005, 2006 and 2007. Various information requests with respect to the periods under audit have been received and responded to. We expect the IRS to issue additional information requests. The Company does not have any state examinations in progress at this time.

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

The Company determined that certain options previously classified as Incentive Stock Option ("ISO") grants were determined to have been granted with an exercise price below the fair market value of the Company's stock on the revised measurement dates. Under Internal Revenue Code Section 422, ISOs may not be granted with an exercise price less than the fair market value on the date of grant, and therefore these grants would not likely qualify for ISO tax treatment. The disqualification of ISO classification exposes the Company and the affected employees to payroll related withholding taxes once the underlying shares are released from the post exercise two-year forfeiture period and the substantial risk of forfeiture has lapsed, which creates a taxable event. The Company and the affected employees may also be subject to interest and penalties for failing to properly withhold taxes and report the taxable event on their respective tax returns. The Company is currently reviewing the potential disqualification of ISO grants and the related withholding tax implications with the IRS in an effort to reach agreement on the resulting tax liability. The Company recorded liabilities related to this matter of $8,806 as of December 31, 2007, in accrued liabilities on the consolidated balance sheet.

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

In December 2007, the FASB issued SFAS No. 141 (revised 2007), "Business Combinations" ("SFAS 141(R)") which replaces SFAS 141 but retains the fundamental concept of purchase method of accounting in a business combination and improves reporting by creating greater consistency in the accounting and financial reporting of business combinations, resulting in more complete, comparable, and relevant information for investors and other users of financial statements. To achieve this goal, the new standard requires the acquiring entity in a business combination to recognize all the assets acquired and liabilities assumed in the transaction and any non-controlling interest at the acquisition date at their fair value as of that date. This statement requires measuring a non-controlling interest in the acquiree at fair value which will result in recognizing the goodwill attributable to the non-controlling interest in addition to that attributable to the acquirer. This statement also requires the recognition of assets acquired and liabilities assumed arising from contractual contingencies as of the acquisition date, measured at their acquisition fair values. SFAS 141R is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008 and early adoption is prohibited. The Company plans to adopt SFAS 141R at the beginning of fiscal 2010 and is evaluating the impact of SFAS 141R on its financial condition and results of operations.

In December 2007, the FASB issued SFAS No. 160, "Non-controlling Interests in Consolidated Financial Statements" ("SFAS 160") an amendment of ARB No. 51, which will affect only those entities that have an outstanding non-controlling interest in one or more subsidiaries or that deconsolidate a subsidiary by requiring all entities to report non-controlling (minority) interests in subsidiaries in the same way as equity in the consolidated financial statements. In addition, SFAS 160 eliminates the diversity that currently exists in accounting for transactions between an entity and non-controlling interests by requiring they be treated as equity transactions. SFAS 160 is effective for fiscal years beginning after December 15, 2008.The Company plans to adopt SFAS 160 at the beginning of fiscal 2010 and is evaluating the impact of SFAS 160 on its financial condition and results of operations.

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

At March 31, 2008, the Company had invested $83,900 in the principal amount of auction rate securities ("ARS"). The Company's investments in ARS represent interests in securities that have student loans as collateral that are guaranteed by the U.S. Government. Accordingly, ARS that are backed by student loans are viewed as having low default risk and very low risk of downgrade. The interest rates on these securities are reset through an auction process that resets the applicable interest rate at pre-determined intervals, up to 35 days. The auctions have historically provided a liquid market for these securities. The ARS investments held by the Company all had AAA credit ratings at the time of purchase and at the end of the Company's fiscal 2008 year end. With the liquidity issues experienced in global credit and capital markets, the ARS held by the Company at March 31, 2008 experienced failed auctions beginning in February 2008 as the amount of securities submitted for sale exceeded the amount of purchase orders. Given the failed auctions, the Company's ARS will continue to be illiquid until there is a successful auction for them. The Company cannot predict how long the current imbalance in the auction rate market will continue. The estimated fair value of the Company's ARS holdings at March 31, 2008 was 81,516, which reflected a $2,384 difference from the principal amount of $83,900. The estimated fair value of the ARS was based on a discounted cash flow model that considered, among other factors, the time to work out the market disruption in the traditional trading mechanism, the stream of cash flows (coupons) earned until maturity, the prevailing risk free yield curve, credit spreads applicable to a portfolio of student loans with various tenures and ratings and an illiquidity premium. These factors were used in a Monte Carlo simulation based methodology to derive the estimated fair value of the ARS. Although the ARS continue to pay interest according to their stated terms, the Company recorded during the fourth quarter of fiscal 2008 an unrealized loss of $1,550, net of tax, as a reduction to shareholders' equity in accumulated other comprehensive loss, reflecting adjustments to the ARS holdings that the Company has concluded have a temporary decline in value.

ARS have historically been classified as short-term marketable securities in the Company's consolidated balance sheet. Given the failed auctions, the Company has reclassified the $81,516 of ARS as of March 31, 2008 from current assets to non-current assets. The Company believes that as of March 31, 2008, based on its current cash, cash equivalents and marketable securities balances of $126,893 and its current borrowing capacity under its credit facility of $290,000, the current lack of liquidity in the auction rate market will not have a material impact on the Company's ability to fund its operations or interfere with its external growth plans, although the Company cannot assure you that this will continue to be the case.

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

During most of fiscal 2008, the Company marketed approximately 30 products in its generic/non-branded respiratory line, which consisted primarily of cough/cold products. The cough/cold line accounted for $38,536 , or 10.5%, of the Company's specialty generic net revenues in fiscal 2008. As a result of the FDA hold discussed above, the Company is currently marketing one generic cough/cold product with four strengths that has been approved by the FDA. Since its launch in December 2007, this approved product generated sales of $884 during fiscal 2008.

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

RESULTS OF OPERATIONS

Net revenues for the three months ended December 31, 2007 increased $43.7 million, or 37.0%, from the prior year quarter as we experienced sales growth of 57.4% in our specialty generics/non-branded products segment. The increase in specialty generic net revenues resulted primarily from the launch in July 2007 of the 100 mg and 200 mg strengths of metoprolol succinate extended-release tablets, the generic version of Toprol-XL(R) (marketed by AstraZeneca). The resulting $32.1 million increase in consolidated gross profit was offset in part by a $14.2 million increase in operating expenses. The increase in operating expenses was primarily due to increases in personnel costs, legal fees, research and development expense, and amortization of intangibles. As a result, net income for the third quarter increased $14.2 million, or 76.6%, to $32.6 million.

Net revenues for the nine months ended December 31, 2007 increased $125.8 million, or 38.9%, as we experienced sales growth of 63.0% in our specialty generics/non-branded products segment. The increase in specialty generic net revenues resulted primarily from the launch in July 2007 of the 100 mg and 200 mg strengths of metoprolol succinate extended-release tablets, the generic version of Toprol-XL(R) (marketed by AstraZeneca). The resulting $101.8 million increase in consolidated gross profit was offset in part by a $46.4 million increase in operating expenses. The increase in operating expenses was primarily due to increases in personnel costs, branded marketing and promotions expense, legal fees, research and development expense, and amortization of intangibles. Operating expenses for the nine-month period also included $10.0 million recorded in connection with the EvaMist(TM) acquisition as acquired in-process research and development (see Note 2 of the Notes to Consolidated Financial Statements). As a result, net income for the nine-month period increased $38.4 million, or 94.5%, to $79.0 million.

NET REVENUES BY SEGMENT
-----------------------
   ($ IN THOUSANDS)
-----------------------
                                                  THREE MONTHS ENDED                       NINE MONTHS ENDED
                                                      DECEMBER 31,                            DECEMBER 31,
                                      -----------------------------------------   --------------------------------------
                                                                           %                                         %
                                           2007          2006            CHANGE        2007         2006          CHANGE
                                      ------------   ------------        ------   ------------   ------------     ------
   Branded products                   $     54,526   $     48,311          12.9%  $    157,764   $    138,453       13.9%
     as % of total net revenues               33.7%          41.0%                        35.1%          42.8%
   Specialty generics/non-branded          101,911         64,745          57.4%       277,275        170,072       63.0%
     as % of total net revenues               63.1%          54.9%                        61.8%          52.6%
   Specialty materials                       4,700          4,545           3.4%        12,719         13,206       (3.7)%
     as % of total net revenues                2.9%           3.9%                         2.8%           4.1%
   Other                                       486            348          39.7%         1,146          1,401      (18.2)%
       Total net revenues             $    161,623   $    117,949          37.0%  $    448,904   $    323,132       38.9%

The increases in branded product sales of $6.2 million and $19.3 million for the three- and nine-month periods, respectively, were due primarily to sales growth of our anti-infective brand, Clindesse(TM), and increased sales of our hematinic products. The increase in sales for the nine-month period was also positively affected by sustained sales growth of our prescription prenatal product, PrimaCare(R) ONE. Clindesse(TM) experienced increased sales of 81.8% and 45.0% for the three- and nine-month periods as our share of the intravaginal bacterial vaginosis market improved to 27.9% at the end of the fiscal 2008 third quarter. The sales increase in Clindesse(TM) was also impacted by larger-than-normal customer purchases during the second and third quarters in anticipation of September 2007 and December 2007 price increases. Sales of our hematinic products increased 43.2% to $13.7 million and 24.4% to $37.7 million during the three- and nine-month periods, respectively. These increases primarily reflected the sales growth of Repliva 21/7(TM), our newest hematinic product, and an increase in sales from our Niferex(R) product line. These increases primarily resulted from larger-than-normal customer purchases during the third quarter in anticipation of a December 2007 price increase. Sales of Repliva 21/7(TM) were also positively impacted by the introduction of a reformulated version of Repliva 21/7(TM) in August 2007. Sales of PrimaCare(R) ONE were flat during the quarter and increased 19.1% to $43.6 million during the nine-month period. The flat sales level of PrimaCare(R) ONE for the quarter resulted from larger-than-normal customer purchases made during the prior year quarter in anticipation of a December 2006 price increase. For the nine-month period, the increase in sales of PrimaCare(R) ONE reflected the impact of price increases that have occurred over the past 12 months coupled with an increase in our share of the branded prenatal vitamin market to 26.2% at the end of the fiscal 2008 third quarter. Sales of Gynazole-1(R), our vaginal antifungal cream product, decreased 23.7% and 9.6% for the three- and nine-month periods, respectively. The decline in sales for the quarter resulted from larger-than-normal customer purchases made during the comparative prior quarter in anticipation of a December 2006 price increase.

The growth in specialty generic net sales of $37.2 million and $107.2 million for the three- and nine-month periods, respectively, resulted primarily from the launch in July 2007 of the 100 mg and 200 mg strengths of metoprolol succinate extended-release tablets, the generic version of Toprol-XL(R) (marketed by AstraZeneca). In fiscal 2006, we received a favorable court ruling in a Paragraph IV patent infringement action filed against us by AstraZeneca based on our ANDA submissions to market these generic formulations. Since we were the first company to file with the FDA for generic approval of the 100 mg and 200 mg dosage strengths, we were accorded the opportunity for a 180-day exclusivity period for marketing these two dosage strengths. We began shipping these two products in July 2007 and they generated net revenues of $35.6 million and $85.3 million during the three- and nine-month periods, respectively. Our specialty generic sales for the nine-month period were also favorably impacted by sales of six strengths of Diltiazem HCI ER Capsules (AB rated to Tiazac(R)) which we launched in September 2006. These products generated incremental revenues of $8.9 million for the nine-month period.

GROSS PROFIT BY SEGMENT
-----------------------
  ($ IN THOUSANDS)
-----------------------
                                                THREE MONTHS ENDED                           NINE MONTHS ENDED
                                                   DECEMBER 31,                                DECEMBER 31,
                                    ------------------------------------------   -----------------------------------------
                                                                      %                                            %
                                        2007           2006         CHANGE           2007          2006          CHANGE
                                    ------------   ------------   ------------   ------------  -------------  ------------
   Branded products                 $     49,019   $     42,532           15.3%  $    141,149  $     122,297          15.4%
     as % of  net revenues                  89.9%          88.0%                         89.5%          88.3%
   Specialty generics/non-branded         67,491         38,148           76.9%       181,368         97,824          85.4%
     as % of net revenues                   66.2%          58.9%                         65.4%          57.5%
   Specialty materials                     1,922          1,404           36.9%         4,962          4,467          11.1%
     as % of net revenues                   40.9%          30.9%                         39.0%          33.8%
    Other                                 (6,805)        (2,574)        (164.4)%      (13,272)       (12,220)         (8.6)%
      Total gross profit            $    111,627   $     79,510           40.4%  $    314,207  $     212,368          48.0%
       as % of total net revenues           69.1%          67.4%                         70.0%          65.7%

The increases in gross profit of $32.1 million and $101.8 million for the three- and nine-month periods, respectively, were primarily due to the sales growth experienced by our specialty generics and branded products segments. The increases in the specialty generic gross profit amounts and percentages for the three- and nine-month periods resulted from sales of the 100 mg and 200 mg strengths of metoprolol succinate extended-release tablets. We began shipping these two products in July 2007 and they generated net revenues of $35.6 million and $85.3 million during the three- and nine-month periods, respectively. Since we were the first company to file with the FDA for generic approval of the 100 mg and 200 mg dosage strengths, we were accorded the opportunity for a 180-day exclusivity period for marketing these two dosage strengths. The 180-day exclusivity period has allowed us to offer these products at relatively higher prices than our other generic/non-branded products. The higher branded product gross profit percentages for the quarter and nine-month period reflected the impact of price increases made over the past 12 months. Impacting the Other category were contract manufacturing revenues, pricing and production variances, and changes to inventory reserves associated with production. Any inventory reserve changes associated with finished goods were reflected in the applicable segment. The fluctuations in the Other category were primarily due to the impact of higher production costs in the quarter that resulted from lower than expected production volume, coupled with an increase in the provisions for obsolete inventory.

RESEARCH AND DEVELOPMENT
------------------------
   ($ IN THOUSANDS)
------------------------
                                                THREE MONTHS ENDED                           NINE MONTHS ENDED
                                                   DECEMBER 31,                                DECEMBER 31,
                                    -------------------------------------------  ------------------------------------------
                                                                      %                                            %
                                        2007           2006         CHANGE           2007          2006          CHANGE
                                    -------------  ------------- --------------  ------------- -------------- -------------
    Research and development         $     11,156  $       8,319           34.1%   $   32,702   $     22,605           44.7%
        as % of total net revenues            6.9%           7.1%                         7.3%           7.0%

The increases in research and development expense of $2.8 million and $10.1 million for the three- and nine-month periods, respectively, were primarily due to a growing product development pipeline, continued active development of various branded and generic/non-brand products in our internal and external pipelines, and increased personnel expenses related to the growth of our research and development staff.

PURCHASED IN-PROCESS RESEARCH AND DEVELOPMENT
---------------------------------------------
          ($ IN THOUSANDS)
---------------------------------------------
                                                THREE MONTHS ENDED                           NINE MONTHS ENDED
                                                   DECEMBER 31,                                DECEMBER 31,
                                    -------------------------------------------  ------------------------------------------
                                                                      %                                            %
                                        2007           2006         CHANGE           2007         2006           CHANGE
                                    -------------  ------------- --------------  ------------- -------------- -------------
    Purchased in-process
     research and development        $     -        $     -             -      %  $     10,000    $    -            NM
        as % of total net revenues         -   %          -   %                            2.2%        -  %

In May 2007, we completed the acquisition of the U.S. marketing rights to Evamist(TM), a new estrogen replacement therapy product delivered with a patented metered-dose transdermal spray system, from VIVUS, Inc (see Note 2 of the Notes to Consolidated Financial Statements). Under terms of the Agreement, the Company paid $10.0 million in cash at closing and made an additional cash payment of $141.5 million in July 2007 when final approval of the product was received from the FDA. Since the product had not yet obtained FDA approval when the initial payment was made at closing, we recorded a $10.0 million purchased in-process research and development charge during the nine months ended December 31, 2007.

SELLING AND ADMINISTRATIVE
--------------------------
   ($ IN THOUSANDS)
--------------------------
                                                THREE MONTHS ENDED                           NINE MONTHS ENDED
                                                   DECEMBER 31,                                DECEMBER 31,
                                    -------------------------------------------  ------------------------------------------
                                                                      %                                            %
                                        2007           2006         CHANGE           2007          2006          CHANGE
                                    -------------  ------------- --------------  ------------- -------------- -------------
    Selling and administrative      $      50,846  $     41,965           21.2%  $     147,019  $    124,974           17.6%
        as % of total net revenues           31.5%         35.6%                          32.8%         38.7%

The increases in selling and administrative expense of $8.9 million and $22.0 million for the three- and nine-month periods, respectively, were primarily due to greater personnel costs associated with increases in management, sales and other personnel, an increase in legal fees, and costs incurred during the three- and nine-month periods associated with distribution agreements entered into by our branded products segment during the year with two of our large wholesale customers. The increase in legal costs was commensurate with an increase in litigation activity and evaluation of potential acquisition opportunities. The increase in litigation activity also included ongoing costs associated with certain patent infringement actions brought against us on products we market or propose to market. For the nine-month period, the increase in selling and administrative expense was also due to an increase in branded marketing and promotions expense and a $0.8 million reimbursement of legal fees we received during the comparative prior year nine-month period.

AMORTIZATION OF INTANGIBLE ASSETS
---------------------------------
      ($ IN THOUSANDS)
---------------------------------
                                                THREE MONTHS ENDED                           NINE MONTHS ENDED
                                                   DECEMBER 31,                                DECEMBER 31,
                                    -------------------------------------------  ------------------------------------------
                                                                      %                                            %
                                        2007           2006         CHANGE           2007          2006          CHANGE
                                    -------------  ------------- --------------  ------------- -------------- -------------
    Amortization of intangible
     assets                         $       3,668  $      1,204          204.7%  $      7,868  $       3,602          118.4%

The increases in amortization of intangible assets of $2.5 million and $4.3 million for the three- and nine-month periods, respectively, were due to amortization of intangible assets associated with the May 2007 purchase of Evamist(TM), a new estrogen replacement therapy product delivered with a patented metered-dose transdermal spray system, from VIVUS, Inc (see Note 2 of the Notes to Consolidated Financial Statements). Under terms of the Agreement, we made two cash payments: $10.0 million was paid in May 2007 and expensed as in-process research and development and $141.5 million was paid in July 2007 when final approval of the product was received from the FDA. The preliminary purchase price allocation, which is subject to change based on the final fair value assessment, resulted in estimated identifiable intangible assets of $52.4 million to product rights; $15.2 million to trademark rights; $66.4 million to rights under a sublicense agreement; and, $7.5 million to a covenant not to compete. Upon FDA approval in July 2007, we began amortizing the product rights, trademark rights and rights under the sublicense agreement over 15 years and the covenant not to compete over nine years.

INTEREST EXPENSE
----------------
($ IN THOUSANDS)
----------------
                                                THREE MONTHS ENDED                           NINE MONTHS ENDED
                                                   DECEMBER 31,                                DECEMBER 31,
                                    -------------------------------------------  ------------------------------------------
                                                                      %                                            %
                                        2007           2006         CHANGE           2007          2006          CHANGE
                                    -------------  ------------- --------------  ------------- -------------- -------------
    Interest expense                $       2,644  $      2,214           19.4%  $       7,542  $      6,755           11.7%
     as % of total net revenues               1.6%          1.9%                           1.7%          2.1%

The increases in interest expense for the three- and nine-month periods resulted from interest incurred on the $50.0 million of borrowings made under our credit facility in August 2007. The advance against our credit facility was used, along with cash on hand, to fund the $141.5 million payment for the purchase of Evamist(TM) (see Note 2 of the Notes to Consolidated Financial Statements). We repaid $20.0 million of the borrowing against our credit facility during the quarter.

INTEREST AND OTHER INCOME
-------------------------
   ($ IN THOUSANDS)
-------------------------

                                                THREE MONTHS ENDED                           NINE MONTHS ENDED
                                                   DECEMBER 31,                                DECEMBER 31,
                                    -------------------------------------------  ------------------------------------------
                                                                      %                                            %
                                        2007           2006         CHANGE           2007          2006          CHANGE
                                    -------------  ------------- --------------  ------------- -------------- -------------
    Interest and other income       $       2,780  $      2,240           24.1%  $       8,936  $      6,606        35.3%
     as % of total net revenues               1.7%          1.9%                           2.0%          2.0%

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

PROVISION FOR INCOME TAXES
--------------------------
    ($ IN THOUSANDS)
--------------------------

                                                THREE MONTHS ENDED                           NINE MONTHS ENDED
                                                   DECEMBER 31,                                DECEMBER 31,
                                    -------------------------------------------  ------------------------------------------
                                                                      %                                            %
                                        2007           2006         CHANGE           2007          2006          CHANGE
                                    -------------  ------------- --------------  ------------- -------------- -------------
   Provision for income taxes       $     13,481   $     9,586           40.6%     $ 38,977    $   22,369           74.3%
   Effective tax rate                       29.2%         34.2%                        33.0%         36.6%

The lower effective tax rates for the three- and nine-month periods resulted primarily from the reversal of certain tax liabilities associated with tax positions from previous years that were determined to no longer be necessary as the statute of limitations had expired. The effective tax rates for all periods were favorably impacted by the domestic manufacturer's deduction. The prior year tax rate was adversely affected by the recording of additional tax liabilities associated with tax positions claimed on filed tax returns.

NET INCOME AND DILUTED EARNINGS PER SHARE
-----------------------------------------
($ IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
------------------------------------------

                                                THREE MONTHS ENDED                           NINE MONTHS ENDED
                                                   DECEMBER 31,                                DECEMBER 31,
                                    -------------------------------------------  ------------------------------------------
                                                                      %                                            %
                                        2007           2006         CHANGE           2007          2006          CHANGE
                                    -------------  ------------- --------------  ------------- -------------- -------------
    Net income                      $      32,612  $     18,462           76.6%  $      79,035  $     40,645           94.5%
    Diluted earnings per
    Class A share                            0.57          0.33           72.7%           1.39          0.74           87.8%
    Diluted earnings per
    Class B share                            0.49          0.29           69.0%           1.20          0.64           87.5%


The increases in net income of $14.2 million and $38.4 million for the three- and nine-month periods, respectively, resulted primarily from the launch in July 2007 of the 100 mg and 200 mg strengths of metoprolol succinate extended-release tablets. Since we were the first company to file with the FDA for generic approval of the 100 mg and 200 mg dosage strengths, we were accorded the opportunity for a 180-day exclusivity period for marketing these two dosage strengths. The 180-day exclusivity period has allowed us to offer these products at relatively higher prices than our other generic/non-branded products. We began shipping these two products in July 2007 and they generated net revenues of $35.6 million and $85.3 million during the three- and nine-month periods, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents and working capital were $73.0 million and $165.5 million, respectively, at December 31, 2007, compared to $82.6 million and $372.3 million, respectively, at March 31, 2007. The decrease in working capital resulted primarily from the $200.0 million principal amount of Convertible Subordinated Notes that were classified as a current liability as of December 31, 2007 due to the holders having the right to require us to repurchase all or a portion of their Notes on May 16, 2008. The primary source of operating cash flow used in the funding of our businesses continues to be internally generated funds from product sales. For the nine months ended December 31, 2007, our net cash flow from operations of $90.4 million resulted primarily from net income adjusted for non-cash items.

Net cash flow used in investing activities included capital expenditures of $13.1 million for the nine months ended December 31, 2007 compared to $21.6 million for the corresponding prior year period. The decrease in capital expenditures was primarily due to the comparative prior year amount including the cost of a building purchased in June 2006, additional costs associated with the development of a new lab facility and equipment purchases for Metoprolol production. Other investing activities during the nine-month period consisted of two cash payments made in conjunction with the terms of the Evamist(TM) purchase agreement: $10.0 million was paid in May 2007 and expensed as in-process research and development and $141.5 million was paid in July 2007 when final approval of the product was received from the FDA. The preliminary purchase price allocation, which is subject to change based on the final fair value assessment, resulted in estimated identifiable intangible assets of $52.4 million to product rights; $15.2 million to trademark rights; $66.4 million to rights under a sublicense agreement; and, $7.5 million to a covenant not to compete. Upon FDA approval in July 2007, we began amortizing the product rights, trademark rights and rights under the sublicense agreement over 15 years and the covenant not to compete over nine years. Other investing activities also included $101.1 million and $135.5 million of purchases and sales, respectively, of short-term marketable securities classified as available for sale. The net proceeds received from the purchase and sales activity associated with marketable securities was used in the funding of the Evamist(TM) acquisition.

Our debt balance, including current maturities, was $269.9 million at December 31, 2007 compared to $241.3 million at March 31, 2007. In August 2007, we borrowed $50.0 million under our credit facility, the proceeds of which were used in the funding of the Evamist(TM) purchase. We repaid $20.0 million of the borrowing under our credit facility in November 2007.

In May 2003, we issued $200.0 million principal amount of Convertible Subordinated Notes (the "Notes") that are convertible, under certain circumstances, into shares of our Class A Common Stock at an initial conversion price of $23.01 per share. The Notes bear interest at a rate of 2.50% and mature on May 16, 2033. We are also obligated to pay contingent interest at a rate equal to 0.5% per annum during any six-month period commencing May 16, 2006, if the average trading price of the Notes per $1,000 principal amount for the five-trading day period ending on the third trading day immediately preceding the first day of the applicable six-month period equals $1,200 or more. In November 2007, the average trading price of the Notes reached the threshold for the five-day trading period that results in the payment of contingent interest and beginning November 16, 2007 the Notes began to bear interest at a rate of 3.00% per annum. We may redeem some or all of the Notes at any time on or after May 21, 2006, at a redemption price, payable in cash, of 100% of the principal amount of the Notes, plus accrued and unpaid interest (including contingent interest, if any) to the date of redemption. Holders may require us to repurchase all or a portion of their Notes on May 16, 2008, 2013, 2018, 2023 and 2028, or upon a change in control, as defined in the indenture governing the Notes, at 100% of the principal amount of the Notes, plus accrued and unpaid interest (including contingent interest, if any) to the date of repurchase, payable in cash. As a result, we have classified the Notes as a current liability as of December 31, 2007 due to the right the holders have to require us to repurchase the Notes on May 16, 2008. Since the holders did not elect to cause us to repurchase any of the Notes, the Notes will be reclassified as long-term beginning with our consolidated balance sheet as of June 30, 2008. The Notes are subordinate to all of our existing and future senior obligations.

We have a credit agreement with ten banks that provides for a revolving line of credit for borrowing up to $320.0 million. The credit agreement also includes a provision for increasing the revolving commitment, at the lenders' sole discretion, by up to an additional $50.0 million. This credit facility is unsecured unless we, under certain specified circumstances, utilize the facility to redeem part or all of our outstanding Convertible Subordinated

Notes. Interest is charged under the facility at the lower of the prime rate or one-month LIBOR plus 62.5 to 150 basis points depending on the ratio of senior debt to EBITDA. The credit agreement contains financial covenants that impose limits on dividend payments, require minimum equity, a maximum senior leverage ratio and minimum fixed charge coverage ratio. The credit facility has a five-year term expiring in June 2011. As of December 31, 2007, we were in compliance with all of our financial covenants and there was $30.0 million of borrowings outstanding under the facility. In addition, the agreement requires that we submit quarterly financial statements with 45 days of the close of each fiscal quarter. The Company has obtained the consent of the lenders to extend the period for submission of the quarterly statements for this quarter to June 30, 2008.

In December 2005, we entered into a financing arrangement with St. Louis County, Missouri related to expansion of our operations in St. Louis County (see Note 10 of the Notes to Consolidated Financial Statements). Up to $135.5 million of industrial revenue bonds may be issued to us by St. Louis County relative to capital improvements made through December 31, 2009. This agreement provides that 50% of the real and personal property taxes on up to $135.5 million of capital improvements will be abated for a period of 10 years subsequent to the property being placed in service. Industrial revenue bonds totaling $109.4 million were outstanding at December 31, 2007. The industrial revenue bonds are issued by St. Louis County to us upon our payment of qualifying costs of capital improvements, which are then leased by us for a period ending December 1, 2019, unless earlier terminated. We have the option at any time to discontinue the arrangement and regain full title to the abated property. The industrial revenue bonds bear interest at 4.25% per annum and are payable as to principal and interest concurrently with payments due under the terms of the lease. We have classified the leased assets as property and equipment and have established a capital lease obligation equal to the outstanding principal balance of the industrial revenue bonds. Lease payments may be made by tendering an equivalent portion of the industrial revenue bonds. As the capital lease payments to St. Louis County may be satisfied by tendering industrial revenue bonds (which is our intention), the capital lease obligation, industrial revenue bonds and related interest expense and interest income, respectively, have been offset for presentation purposes in the consolidated financial statements.

We believe our cash and cash equivalents balance, cash flows from operations and funds available under our credit facilities, will be adequate to fund operating activities for the presently foreseeable future, including the payment of short-term and long-term debt obligations, capital improvements, research and development expenditures, product development activities and expansion of marketing capabilities for the branded pharmaceutical business. In addition, we continue to examine opportunities to expand our business through the acquisition of or investment in companies, technologies, product rights, research and development and other investments that are compatible with our existing businesses. We intend to use our available cash to help in funding any acquisitions or investments. As such, cash has been invested in short-term, highly liquid instruments. (See Note 16 of the Notes to Consolidated Financial Statements for a discussion of our investments in auction-rate securities.)We also may use funds available under our credit facilities, or financing sources that subsequently become available, including the future issuances of additional debt or equity securities, to fund these acquisitions or investments. If we were to fund one or more such acquisitions or investments, our capital resources, financial condition and results of operations could be materially impacted in future periods.

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

On June 6, 2008, ETHEX initiated a voluntary recall of a single lot of morphine sulfate 60mg extended-release tablets due to a report that a tablet with as much as double the appropriate thickness was identified and therefore the possibility that other oversized tablets could have been commercially released in the affected lot. On June 13, 2008, the recall was expanded to include additional specific lots of morphine sulfate 60 mg extended-release tablets and specific lots of morphine sulfate 30 mg extended release tablets. We accrued a liability of $0.9 million in the fourth quarter of fiscal 2008 for the anticipated cost of the recall. No oversized tablets have been identified in any additional distributed lot of these products and based on our investigation, there are likely to be few, if any, oversized tablets in the recalled lots. In addition, under ordinary pharmacy dispensing procedures, any significantly oversized tablets would likely be identified at the time of dispensing. However, the decision to recall the additional lots has been taken as a responsible precaution because of the possibility that there may be oversized tablets in the recalled lots.

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

From time to time, we provide incentives to our wholesale customers, such as trade show allowances or stocking allowances that they in turn use to accelerate distribution to their end customers. We believe that such incentives are normal and customary in the industry. Sales allowances are accrued and revenue is recognized as sales are made pursuant to the terms of the allowances offered to the customer. Due to the nature of these allowances, we believe we are able to accurately calculate the required provisions for the allowances based on the specific terms in each agreement. Additionally, customers will normally purchase additional product ahead of regular demand to take advantage of the temporarily lower cost resulting from the sales allowances. This practice has been customary in the industry and we believe would be part of a customer's ordinary course of business inventory level. We reserve the right, with our major wholesale customers, to limit the amount of these forward buys. Sales made as a result of allowances offered on our specialty generics product line in conjunction with trade shows sponsored by our major wholesale customers and for other promotional programs accounted for 11.6% and 14.8% of total gross revenues for the nine months ended December 31, 2007 and 2006, respectively.

In addition, we understand that certain of our wholesale customers have anticipated the timing of price increases and have made, and may continue to make, business decisions to buy additional product in anticipation of future price increases. This practice has been customary in the industry and we believe would be part of a customer's ordinary course of business inventory level.

We evaluate inventory levels at our wholesale customers, which accounted for approximately 61% of our unit sales during the nine months ended December 31, 2007, through an internal analysis that considers, among other things, wholesaler purchases, wholesaler contract sales, available end consumer prescription information and inventory data received from our three largest wholesale customers. We believe that our evaluation of wholesaler inventory levels allows us to make reasonable estimates of our reserve balances. Further, our products are typically sold with adequate shelf life to permit sufficient time for our wholesaler customers to sell our products in their inventory through to the end consumer.

The following table reflects the activity during the nine months ended December 31, 2007 for each accounts receivable reserve:


                                                           CURRENT PROVISION   CURRENT PROVISION   ACTUAL RETURNS
                                                            RELATED TO SALES    RELATED TO SALES     OR CREDITS
              (IN THOUSANDS)                   BEGINNING       MADE IN THE          MADE IN            IN THE          ENDING
                                                BALANCE      CURRENT PERIOD      PRIOR PERIODS     CURRENT PERIOD      BALANCE
                                              -----------  ------------------ ------------------- -----------------  ------------
NINE MONTHS ENDED DECEMBER 31, 2007
  Accounts Receivable Reserves:
    Chargebacks                                $  13,005    $        100,652   $               -   $       (95,456)   $   18,201
    Sales Rebates                                  5,386              24,643                   -           (18,174)       11,855
    Sales Returns                                  2,873              11,645                   -           (10,256)        4,262
    Cash Discounts and Other Allowances            3,511              20,034                   -           (18,337)        5,208
    Medicaid Rebates                               6,506               7,655                   -            (6,318)        7,843
                                              -----------  ------------------ ------------------- -----------------  ------------
      TOTAL                                    $  31,281    $        164,629   $               -   $      (148,541)   $   47,369
                                              ===========  ================== =================== =================  ============

The increase in the reserve for chargebacks at December 31, 2007 was primarily due to chargeback reserves established on the 100 mg and 200 mg strengths of metoprolol succinate extended-release tablets, the generic version of Toprol-XL(R) (marketed by AstraZeneca). We began shipping these two products in July 2007 and they generated net revenues of $35.6 million and $85.3 million during the three- and nine-month periods, respectively. The increases at December 31, 2007 in the reserves for sales rebates, sales returns, and cash discounts and other allowances were also primarily due to the impact of sales associated with the two strengths of metoprolol succinate extended-release tablets. The increase in the reserve for Medicaid rebates at December 31, 2007 resulted primarily from the timing of when certain Medicaid rebate payments were processed.

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

Chargeback transactions are almost exclusively related to our specialty generics business segment. During the nine months ended December 31, 2007 and 2006, the chargeback provision reduced the gross sales of our specialty generics segment by $98.9 million and $72.0 million, respectively. These amounts accounted for 98.5% and 99.3% of the total chargeback provisions recorded during the nine months ended December 31, 2007 and 2006, respectively.

The provision for chargebacks is the most significant and complex estimate used in the recognition of revenue. The primary factors we consider in developing and evaluating the reserve for chargebacks include:

     o The amount of inventory in the wholesale distribution channel. We receive actual inventory information from our three major wholesale customers and estimate the inventory position of the remaining wholesalers based on historical buying patterns. During the nine months ended December 31, 2007, unit sales to our three major wholesale customers accounted for 82% of our total unit sales to all wholesalers, and the aggregate inventory position of the three major wholesalers at December 31, 2007 was approximately equivalent to our last eight weeks of shipments during the fiscal year. We currently use the last six weeks of our shipments as an estimate of the inventory held by the remaining wholesalers where we do not receive actual inventory data, as our experience and buying patterns indicate that our smaller wholesale customers carry less inventory than our large wholesale customers. As of December 31, 2007, each week of inventory for those remaining wholesalers represented approximately $0.2 million, or 1.2%, of the reported reserve for chargebacks.

     o The percentage of sales to our wholesale customers that will result in chargebacks. Using our automated chargeback system we track, at the product level, the percentage of sales units shipped to our wholesale customers that eventually result in chargebacks to us. The percentage for each product, which is based on actual historical experience, is applied to the respective inventory units in the wholesale distribution channel. As of December 31, 2007, the aggregate weighted average percentage of sales to wholesalers assumed to result in chargebacks was approximately 94%, with each 1% representing approximately $0.2 million, or 1.0%, of the reported reserve for chargebacks.

     o Contract pricing and the resulting chargeback per unit. The chargeback provision is based on the difference between our invoice price to the wholesaler, or "WAC," and the contract price negotiated with either our indirect customer or with the wholesaler for sales by the wholesaler to the indirect customers. We calculate the price difference, or chargeback per unit, for each product and for each major wholesale customer using historical weighted average pricing, based on actual chargeback experience. Use of weighted average pricing over time compensates for changes in the mix of indirect customers and products from period to period. As of December 31, 2007, a 5% shift in the calculated chargeback per unit in the same direction across all products and customers would result in a $0.8 million, or 4.7%, impact on the reported reserve for chargebacks.

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

Sales Returns - Consistent with industry practice, we maintain a returns
-------------
policy that allows our direct and indirect customers to return product six months prior to expiration and within one year after expiration. This policy is applicable to both our branded and specialty generics business segments. Upon recognition of revenue from product sales to customers, we provide for an estimate of product to be returned. This estimate is determined by applying a historical relationship of customer returns to gross sales. We evaluate the reserve for sales returns by calculating historical return rates using data from the last 12 months on a product specific basis and by class of trade (wholesale versus retail chain). The calculated percentages are applied against estimates of inventory in the distribution channel on a product specific basis. To determine the inventory levels in the wholesale distribution channel, we utilize actual inventory information from our major wholesale customers and estimate the inventory positions of the remaining wholesalers based on historical buying patterns. For inventory held by our non-wholesale customers, we use the last two months of sales to the direct buying chains and the indirect buying retailers as an estimate. A 10% change in the product specific historical return rates used in the reserve analysis would have changed the reserve balance at December 31, 2007 by approximately $0.3 million, or 6.6%, of the reported reserve for sales returns. A 10% change in the amount of estimated inventory in the distribution channel would have changed the reserve balance at December 31, 2007 by approximately $0.5 million, or 10.8%, of the reported reserve for sales returns.

Medicaid Rebates - Established in 1990, the Medicaid Drug Rebate Program
----------------
requires a drug manufacturer to provide to each state a rebate every calendar quarter for covered outpatient drugs dispensed to Medicaid patients. Medicaid rebates apply to both our branded and specialty generic segments. Individual states invoice us for Medicaid rebates on a quarterly basis using statutorily determined rates for generic (11%) and branded (15%) products, which are applied to the Average Manufacturer's Price, or "AMP," for a particular product to arrive at a Unit Rebate Amount, or "URA." The amount owed is based on the number of units dispensed by the pharmacy to Medicaid patients extended by the URA. The reserve for Medicaid rebates is based on expected payments, which are driven by patient usage and estimated inventory in the distribution channel. We estimate patient usage by calculating a payment rate as a percentage of net sales lagged six months, which is then applied to an estimate of customer inventory. We currently use the last two months of our shipments to wholesalers and direct buying chains as an estimate of inventory in the wholesale and chain channels and an additional month of wholesale sales as an estimate of inventory held by the indirect buying retailer. A 10% change in the amount of customer inventory subject to Medicaid rebates would have changed the reserve at December 31, 2007 by $0.4 million, or 5.7% of the reported reserve for Medicaid rebates. Similarly, a 10% change in estimated patient usage would have changed the reserve at December 31, 2007 by $0.4 million, or 5.7% of the reported reserve for Medicaid rebates.

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

Our accounting for income taxes was affected by the adoption of FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109" on April 1, 2007. (See Note 14 of the Notes to Consolidated Financial Statements).

CONTINGENCIES. We are involved in various legal proceedings, some of which
--------------
involve claims for substantial amounts. An estimate is made to accrue for a loss contingency relating to any of these legal proceedings if it is probable that a liability was incurred as of the date of the financial statements and the amount of loss can be reasonably estimated. Because of the subjective nature inherent in assessing the outcome of litigation and because of the potential that an adverse outcome in legal proceedings could have a material impact on our financial condition or results of operations, such estimates are considered to be critical accounting estimates. After review, it was determined at December 31, 2007 that for each of the various legal proceedings in which we are involved, the conditions mentioned above were not met. We will continue to evaluate all legal matters as additional information becomes available.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk is limited to fluctuating interest rates associated with variable rate indebtedness and marketable securities that are subject to interest rate changes.

The majority of our investments in marketable securities are taxable auction rate securities. The rates on these securities reset at a pre-determined interval up to 35 days. As of December 31, 2007 and March 31, 2007, we had invested $83.3 million and $119.2 million, respectively, in auction rate securities, primarily in high quality (AAA rated) bonds secured by student loans which are guaranteed by the U.S. Government. Recent developments in the capital and credit markets subsequent to December 31, 2007 have adversely affected the market for auction rate securities, which has resulted in a loss of liquidity for these investments. We have evaluated these securities to determine if other-than-temporary impairment of the carrying value of the securities has occurred due to the loss of liquidity. At March 31, 2008, the fair value of auction rate securities was $81.5 million and the resultant difference of $2.4 million was recorded in accumulated other comprehensive loss as the unrealized losses were considered to be temporary (See Note 16 of the Notes to the Consolidated Financial Statements for further discussion of our investment in auction rate securities). We believe that as of March 31, 2008, based on our cash, cash equivalents and short-term marketable securities balances of $126.9 million and our current borrowing capacity of $290.0 million under our credit facility, the current lack of liquidity in the auction rate market will not have a material impact on our ability to fund our operations or interfere with our external growth plans, although we cannot assure you that this will continue to be the case.

The annual favorable impact on our net income as a result of a 25, 50 or 100 basis point (where 100 basis points equals 1%) increase in short-term interest rates would be approximately $0.5 million, $1.1 million or $2.1 million, respectively, based on our average cash, cash equivalents and short-term marketable investment balances during the nine months ended December 31, 2007 compared to an increase of $0.6 million, $1.1 million or $2.2 million, respectively, during the fiscal year ended March 31, 2007.

Advances to us under our credit facility bear interest at a rate that varies consistent with increases or decreases in the publicly announced prime rate and/or the LIBOR rate with respect to LIBOR-related loans, if any. A material increase in such rates could significantly increase borrowing expenses. At December 31, 2007, we had $30.0 million of borrowings outstanding under our credit facility. At March 31, 2007, we had no borrowings outstanding under our credit facility.

In May 2003, we issued $200.0 million principal amount of Convertible Subordinated Notes. The interest rate on the Convertible Subordinated Notes is fixed at 2.50% and therefore not subject to interest rate changes. Beginning May 16, 2006, we became obligated to pay contingent interest at a rate equal to 0.5% per annum during any six-month period, if the average trading price of the Convertible Subordinated Notes per $1,000 principal amount for the five-trading day period ending on the third trading day immediately preceding the first day of the applicable six-month period equals $1,200 or more. In November 2007, the average trading price of the Notes reached the threshold for the five-day trading period that results in the payment of contingent interest and beginning November 16, 2007 the Notes began to bear interest at a rate of 3.00% per annum. Holders may require us to repurchase all or a portion of their Convertible Subordinated Notes on May 16, 2008, 2013, 2018, 2023 and 2028, or upon a change in control, as defined in the indenture governing the Convertible Subordinated Notes, at 100% of the principal amount of the Convertible Subordinated Notes, plus accrued and unpaid interest (including contingent interest, if any) to the date of repurchase, payable in cash. As a result, we have classified the Convertible Subordinated Notes as a current liability as of December 31, 2007 due to the right the holders have to require us to repurchase the Convertible Subordinated Notes on May 16, 2008. Since the holders did not elect to cause us to repurchase any of the Notes, the Notes will be reclassified as long-term beginning with our consolidated balance sheet as of June 30, 2008.

In March 2006, we entered into a $43.0 million mortgage loan secured by three of our buildings that matures in April 2021. The interest rate on this loan is fixed at 5.91% per annum and not subject to market interest rate changes.


ITEM 4.  CONTROLS AND PROCEDURES

(a) EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, as of the end of the period of this report, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) and determined that, as a result of material weaknesses in internal control over financial reporting described below, as of December 31, 2007 our disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

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

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect the Company's internal control over financial reporting.

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

Subsequent to December 31, 2007, we are still in the process of remediating the material weaknesses related to accounting for stock-based compensation, income taxes and revenue recognition described in (a) above as follows:

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

PART II.  - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The information set forth under Note 13 - CONTINGENCIES - LITIGATION of the Notes to Consolidated Financial Statements included in Part I, Item I of this report is incorporated in this Part II, Item 1 by reference.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

         PURCHASE OF EQUITY SECURITIES BY THE COMPANY

         The following table provides information about purchases the Company made of its common stock during the quarter ended December 31, 2007:

                                                                           TOTAL NUMBER OF SHARES    MAXIMUM NUMBER OF SHARES
                                   TOTAL NUMBER OF                         PURCHASED AS PART OF A        THAT MAY YET BE
                                  SHARES PURCHASED    AVERAGE PRICE PAID     PUBLICLY ANNOUNCED        PURCHASED UNDER THE
        PERIOD                           (a)              PER SHARE               PROGRAM                    PROGRAM
  October 1-31, 2007                      310              $ 30.70                   --                        --

  November 1-30, 2007                     597              $ 30.14                   --                        --

  December 1-31, 2007                     399              $ 27.78                   --                        --
                                        -----              -------
              Total                     1,306              $ 29.55                   --                        --
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



Date:  June 25, 2008             By    /s/  Ronald J. Kanterman
                                      ------------------------------------------
                                      Ronald J. Kanterman
                                      Vice President and Chief Financial Officer
                                      (Principal Financial Officer)



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