Form 10-K
period 2008-03-31
KV PHARMACEUTICAL CO /DE/
filed 2008-06-26
CIK 57055

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
--------------------------------------------------------------------------------
                                   FORM 10-K

[ X ]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

                   FOR THE FISCAL YEAR ENDED MARCH 31, 2008

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

          Securities Registered Pursuant to Section 12(g) of the Act:
         7% CUMULATIVE CONVERTIBLE PREFERRED, PAR VALUE $.01 PER SHARE
--------------------------------------------------------------------------------

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]

Indicate by check mark whether the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [ ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

              Large accelerated filer [X] Accelerated filer [ ]
            Non-accelerated filer [ ] Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]

The aggregate market value of the shares of Class A and Class B Common Stock held by non-affiliates of the registrant as of September 28, 2007, the last business day of the registrant's most recently completed second fiscal quarter, was $887,560,274 and $37,278,549, respectively. As of June 6, 2008, the registrant had outstanding 37,755,099 and 12,256,159 shares of Class A Common Stock and Class B Common Stock, respectively. Documents incorporated by reference: Portions of the Company's Definitive Proxy Statement for its 2008 Annual Meeting of Shareholders are incorporated by reference in Part III of this Annual Report on Form 10-K.

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

All statements that address expectations or projections about the future, including without limitation, statements about our strategy for growth, product development, product launches, regulatory approvals, governmental and regulatory actions and proceedings, market position, market share increases, acquisitions, revenues, expenditures and other financial results, are forward-looking statements.

All forward-looking statements are based on current expectations and are subject to risk and uncertainties. In connection with the "safe harbor" provisions, we provide the following cautionary statements identifying important economic, competitive, political, regulatory and technological factors which, among others, could cause actual results or events to differ materially from those set forth or implied by the forward-looking statements and related assumptions.

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

         We were incorporated under the laws of Delaware in 1971 as a successor to a business originally founded in 1942. Victor M. Hermelin, our Founder and Chairman Emeritus, invented and obtained initial patents for early controlled release and enteric coating which became part of our core business in the 1950's to 1970's and a platform for later drug delivery emphasis in the 1980's to the present.

         Today, we believe we are a leader in the development of proprietary drug delivery systems and formulation technologies which enhance the effectiveness of new therapeutic agents, existing pharmaceutical products and nutritional supplements. We have developed and patented a wide variety of drug delivery and formulation technologies which are primarily focused in four principal areas: SITE RELEASE(R); tastemasking; oral controlled release; and oral quick dissolving tablets. We incorporate these technologies in the products we market to control and improve the absorption and utilization of active pharmaceutical compounds. In 1990, we established a generic, non-branded marketing capability through a wholly-owned subsidiary, ETHEX Corporation ("ETHEX"), which we believe makes us one of the only drug delivery research and development companies that also markets its own "technologically distinguished" generic products. In 1999, we established a wholly-owned subsidiary, Ther-Rx Corporation ("Ther-Rx"), to market branded pharmaceuticals directly to physician specialists. Today, we believe we are a leading, vertically integrated specialty pharmaceutical marketer.

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

(b)      SIGNIFICANT BUSINESS DEVELOPMENTS
         ---------------------------------

         In May 2007, we acquired the U.S. marketing rights to Evamist(TM), a new estrogen replacement therapy product delivered with a patented metered-dose transdermal spray system, from VIVUS, Inc. Under the terms of the asset purchase agreement, we paid $10.0 million in cash at closing and agreed to make an additional cash payment of $141.5 million upon final approval of the product by the U.S. Food and Drug Administration ("FDA"). The agreement also provides for two future payments upon achievement of certain net sales milestones. If Evamist(TM) achieves $100.0 million of net sales in a fiscal year, a one-time payment of $10.0 million will be made, and if net sales levels reach $200.0 million in a fiscal year, a one-time payment of up to $20.0 million will be made. Because the product had not obtained FDA approval when the initial payment was made at closing, we recorded the $10.0 million payment made during the first quarter of fiscal 2008 as in-process research and development expense. In July 2007, FDA approval for Evamist(TM) was received and a payment of $141.5 million was made to VIVUS, Inc. The preliminary purchase price allocation, which is subject to change based on the final fair value assessment, resulted in estimated identifiable intangible assets of $52.4 million to product rights; $15.2 million to trademark rights; $66.4 million to rights under a sublicense agreement; and, $7.5 million to a covenant not to compete. This product was purchased using $91.5 million in cash and $50 million of our revolving line of credit. Upon FDA approval in July 2007, we began amortizing the product rights, trademark rights and rights under the sublicense agreement over 15 years and the covenant not to compete over nine years.

         In May 2007, we received FDA approval to market the 100 mg and 200 mg strengths of metoprolol succinate extended-release tablets, the generic version of Toprol-XL(R) (marketed by AstraZeneca). In fiscal 2006, we received a favorable court ruling in a Paragraph IV patent infringement action filed against us by AstraZeneca based on our ANDA submissions to market these generic formulations. Since we were the first company to file with the FDA for generic approval of the 100 mg and 200 mg dosage strengths, we were accorded the opportunity for a 180-day exclusivity period for marketing these two dosage strengths. The 180-day exclusivity period has allowed us to realize higher margins on these products compared to our other generic/non-branded products. We began shipping these two products in July 2007, and along with the 25 mg strength approved in March 2008, they generated net revenues in fiscal 2008 of $120.0 million.

         We received FDA approval to market the 25 mg and 50 mg strengths of metoprolol succinate extended-release tablets in March 2008 and May 2008, respectively. As a result of the recent 50 mg approval, KV now offers the complete line of all four dosage strengths of metoprolol succinate extended-release tablets - 200 mg, 100 mg, 50 mg and 25 mg. As of March 31, 2008, KV had a 69.1% and 72.5% share of the generic market place according to IMS Inc. for the 200 mg and 100 mg strengths, respectively.

         In July 2007, we entered into an additional licensing arrangement to market Clindesse(R) in the People's Republic of China. We have previously entered into licensing arrangements for the right to market Clindesse(R) in Spain, Portugal, Andorra, Brazil, Mexico, five Scandinavian markets and 18 Eastern European countries.

         In January 2008, we entered into a definitive asset purchase agreement with CYTYC Prenatal Products and Hologic, Inc. ("CYTYC") to acquire the U.S. and worldwide rights to Gestiva(TM) (17-alpha hydroxyprogesterone caproate). The New Drug Application ("NDA") for Gestiva(TM) is currently before the FDA, pending approval for use in the prevention of preterm birth in certain categories of pregnant women. The proposed indication is for women with a history of at least one spontaneous preterm delivery (i.e., less than 37 weeks), who are pregnant with a single fetus. Under the terms of the asset purchase agreement, we agreed to pay $82.0 million for Gestiva(TM), $7.5 million of which was paid at closing. Because the product had not obtained FDA approval when the initial payment was made at closing, we recorded the $7.5 million payment as in-process research and development expense in the fourth quarter of fiscal 2008. The remainder of the purchase price is payable on the completion of two milestones: (1) $2.0 million on the earlier to occur of CYTYC's receipt of acknowledgement from the FDA that their response to the FDA's October 20, 2006 "approvable" letter is sufficient for the FDA to proceed with their review of the NDA or the receipt of FDA's approval of the Gestiva(TM) NDA and (2) $72.5 million on FDA approval of a Gestiva(TM) NDA, transfer of all rights in the NDA to us and receipt by us of defined launch quantities of finished Gestiva(TM) suitable for commercial sale.

(c)      INDUSTRY SEGMENTS
         -----------------

         We operate principally in three industry segments, consisting of branded products marketing, specialty generics marketing and specialty raw materials marketing. We derive revenues primarily from directly marketing our own technologically distinguished brand-name and generic/non-branded products and products marketed under joint development agreement with other companies. Revenues may also be received in the form of licensing revenues and/or royalty payments based upon a percentage of the licensee's sales of the product, in addition to manufacturing revenues, when marketing rights to products using our advanced drug delivery technologies are licensed. See Note 21 of the Notes to the Consolidated Financial Statements.

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

         We have developed a diverse portfolio of drug delivery technologies which we leverage to create technologically distinguished brand name and specialty generic/non-branded products. We have patented 15 drug delivery and formulation technologies primarily in four principal areas: SITE RELEASE(R), oral controlled release, tastemasking and oral quick dissolving tablets. We incorporate these technologies in the products we market to control and improve the absorption and utilization of active pharmaceutical compounds. These technologies provide a number of benefits, including reduced frequency of administration, reduced side effects, improved drug efficacy, enhanced patient compliance and improved taste.

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

         Our drug delivery technologies play a vital role in our ability to offer improved and differentiated products in our branded products portfolio and allow us to develop hard to replicate products that are marketed through our generic/non-branded products business. We believe that this differentiation provides substantial competitive advantages for our products, which has allowed us to establish a strong record of growth and profitability and a leadership position in certain segments of our industry. As a result, we have grown consolidated net revenues at a compounded annual growth rate of 19.4% over the five fiscal years in the period ended March 31, 2008 marking the Company's 13th consecutive year of record revenues. Ther-Rx has grown substantially since its inception in 1999 and continues to gain market share in its women's healthcare and hematinic family of products. Also, by focusing on the development and marketing of technology-distinguished, multisource drugs, ETHEX has been able to identify and bring to market niche products that leverage our portfolio of drug delivery technologies in a way that produces relatively high gross margin generic/non-branded products.

         THER-RX -- OUR BRAND NAME PHARMACEUTICAL BUSINESS

         We established Ther-Rx in 1999 to market brand name pharmaceutical products which incorporate our proprietary technologies. Since its inception, Ther-Rx has introduced 11 products into two principal therapeutic categories - women's health and oral hematinics - where physician specialists can be reached using a highly focused sales force. By targeting physician specialists, we believe Ther-Rx can compete successfully without the need for a sales force as large as pharmaceutical companies with less specialized product lines. Ther-Rx's net revenues grew from $188.7 million in fiscal 2007 to $214.9 million in fiscal 2008 and represented 35.7% of our fiscal 2008 total net revenues.

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

         The first of our internally developed, patented line extensions to PreCare(R) was PreCare(R) Chewables, the world's first prescription chewable prenatal vitamin. Ther-Rx's second internally developed product, PremesisRx(R), is an innovative prenatal prescription product that incorporates our controlled release Vitamin B6. This product is designed for use in conjunction with a physician-supervised program to reduce pregnancy-related nausea and vomiting, which is experienced by 50% to 90% of women who become pregnant. The third product, PreCare Conceive(R), is the first product designed as a prescription nutritional pre-conception supplement. The fourth product, PrimaCare(R), is the first prescription prenatal/postnatal nutritional supplement with essential fatty acids specially designed to help provide nutritional support for women during pregnancy, postpartum recovery and throughout the childbearing years. The fifth product, PrimaCare ONE(R), was launched in fiscal 2005 as a proprietary line extension to PrimaCare(R) and is the first prenatal product to contain essential fatty acids in a one-dose-per-day dosage form. During June 2008, a third party company introduced a product purporting to be a substitute for PrimaCare ONE(R), and we are currently engaged in litigation with this company with respect to patent and trademark infringement and other claims. See Note 12 of the Notes to Consolidated Financial Statements. The PrimaCare(R) franchise has grown to be the number one branded prenatal prescription vitamin in the U.S. Our sixth product line extension, PreCare Premier(R), provides a wide range of vitamins and minerals, plus a stool softener, in a small, easy-to-swallow, once-daily caplet. Sales of our branded prescription prenatal vitamins increased 13.7% in fiscal 2008 to $82.5 million. In fiscal 2006, we expanded our prescription nutritional franchise when Ther-Rx introduced Encora(R), a twice-daily prescription nutritional supplement designed to meet the key nutritional and preventative health needs of women past their childbearing years. Sales of Encora(R) increased 45.0% in fiscal 2008 to $4.5 million.

         In 2000, Ther-Rx launched its first NDA approved product, Gynazole-1(R), the only one-dose prescription cream treatment for vaginal yeast infections. Gynazole-1(R) incorporates our patented drug delivery technology, VagiSite(TM), which we believe is the only clinically proven and FDA approved controlled release bioadhesive system. Sales of Gynazole-1(R) were $24.0 million in fiscal 2008. We have also entered into licensing agreements for the right to market Gynazole-1(R) in over 50 markets in Europe, Latin America, the Middle East, Asia, Indonesia, the People's Republic of China, Australia, New Zealand, Mexico and Scandinavia.

         In January 2005, Ther-Rx introduced its second NDA approved product, Clindesse(R), the first approved single-dose therapy for bacterial vaginosis. Similar to Gynazole-1(R), Clindesse(R) incorporates our proprietary VagiSite(TM) bioadhesive drug delivery technology. Since its launch, Clindesse(R) has gained 28.0% of the intravaginal bacterial vaginosis market in the United States. Clindesse(R) generated a 27.4% increase in sales to $40.5 million in fiscal 2008. We have also entered into licensing agreements for the right to market Clindesse(R) in Spain, Portugal, Andorra, Brazil, Mexico, five Scandinavian markets, 18 Eastern European countries and the People's Republic of China.

         We established our hematinic product line by acquiring two leading hematinic brands, Chromagen(R) and Niferex(R), in 2003. We re-launched technology-improved versions of these products mid-way through fiscal 2004. In fiscal 2006, we introduced two new hematinic products -- Repliva 21/7(R) and Niferex Gold(R). We believe Repliva 21/7(R) is a product offering that represents a revolutionary advancement in iron therapy. Repliva 21/7(R) has been uniquely formulated to promote maximum red blood cell regeneration while minimizing uncomfortable side effects that patients have typically endured with traditional iron supplements. With Repliva 21/7(R) becoming the number one branded oral iron product in the United States and Ther-Rx being the number one provider of branded prescription oral iron supplements in the United States, sales of our hematinic product line grew to $53.8 million in fiscal 2008, an 11.6% increase over fiscal 2007.

         In May 2007, we acquired from VIVUS, Inc. the U.S. marketing rights to Evamist(TM), a unique transdermal estrogen therapy delivering a low dose of estradiol in a once-daily spray. Under terms of the asset purchase agreement, we paid $10.0 million in cash at closing and made an additional cash payment of $141.5 million upon final approval of the product by the FDA in July 2007. Evamist(TM) is indicated for the treatment of moderate-to-severe vasomotor symptoms due to menopause and targets the estrogen replacement market where physicians and patients are seeking an effective and safe, low-dose estrogen product. We believe Evamist(TM) will significantly augment the women's health offerings of our branded segment as we leverage the promotion of this product through our expanded branded sales force. We began shipping this product at the end of fiscal 2008.

         In January 2008, we entered into a definitive asset purchase agreement with CYTYC to acquire the U.S. and worldwide rights to Gestiva(TM) (17-alpha hydroxyprogesterone caproate). Under the terms of the asset purchase agreement, we agreed to pay $82.0 million for Gestiva(TM), $7.5 million of which was paid at closing. The NDA for Gestiva(TM) is currently before the FDA, pending approval for use in the prevention of preterm birth in certain categories of pregnant women. The proposed indication is for women with a history of at least one spontaneous preterm delivery (i.e., less than 37 weeks), who are pregnant with a single fetus. The FDA issued an "approvable" letter for Gestiva(TM) in October 2006, and a final approval is anticipated in fiscal 2009. The FDA has granted an Orphan Drug Designation for Gestiva(TM). The acquisition of Gestiva(TM) is intended to allow Ther-

         Rx to capitalize on the already strong relationships built over the past seven years between Ther-Rx's 330-member sales force and Obstetrician/Gynecologists.

         To capitalize on Ther-Rx's success in marketing women's health products, we continue to look for opportunities to expand our Ther-Rx product portfolio. As part of the May 2005 acquisition of FemmePharma, we assumed development responsibility and secured full worldwide marketing rights to an endometriosis product that had successfully completed Phase II clinical trials. We are now testing an alternative formula in a Phase II study to determine which alternative to take into Phase III clinicals. The Company expects to start Phase III clinicals in fiscal 2010.

         Based on the addition and development of new products and our expectation of continued growth in our branded business, Ther-Rx has expanded its branded sales force to approximately 330 specialty sales representatives. Ther-Rx's sales force focuses on physician specialists who are identified through available market research as frequent prescribers of our prescription products. Ther-Rx also has a corporate sales and marketing management team dedicated to planning and managing Ther-Rx's sales and marketing efforts.

         ETHEX -- OUR TECHNOLOGICALLY DISTINGUISHED GENERIC/NON-BRANDED DRUG BUSINESS

         We established ETHEX, currently our largest business segment, in 1990 to utilize our portfolio of drug delivery systems to develop and market hard-to-copy generic/non-branded pharmaceuticals. We believe many of our ETHEX products enjoy higher gross margins than other generic pharmaceutical companies due to our approach of selecting products that benefit from our proprietary drug delivery systems and our specialty manufacturing capabilities. These advantages can differentiate our products and reduce the rate of price erosion typically experienced in the generic market. ETHEX's net revenues increased 56.1% to $367.9 million for fiscal 2008, which represented 61.1% of our total net revenues.

         In May 2007, we received FDA approval to market the 100 mg and 200 mg strengths of metoprolol succinate extended-release tablets, the generic version of Toprol-XL(R) (marketed by AstraZeneca). In fiscal 2006, we received a favorable court ruling in a Paragraph IV patent infringement action filed against us by AstraZeneca based on our ANDA submissions to market these generic formulations. Since we were the first company to file with the FDA for generic approval of the 100 mg and 200 mg dosage strengths, we were accorded the opportunity for a 180-day exclusivity period for marketing these two dosage strengths. The 180-day exclusivity period has allowed us to realize higher margins on these products compared to our other generic/non-branded products. We began shipping these two products in July 2007 and along with the 25 mg approved and launched in March 2008 generated net revenues in fiscal 2008 of $120.0 million.

         We have used our proprietary drug delivery technologies in many of our generic/non-branded pharmaceutical products. For example, we have used METER RELEASE(R), one of our proprietary controlled release technologies, in a variety of products including the only generic equivalent to Norpace(R) CR, an antiarrhythmic that is taken twice daily. Further, we have used KV/24(TM) once daily technology in the generic equivalent to IMDUR(R), a cardiovascular drug that is taken once per day, among others.

         To capitalize on ETHEX's unique product capabilities, we continue to expand our ETHEX product portfolio. In fiscal 2006, we launched a new InveAmp(R) line extension to our pain management business. InveAmp(R), a unique one unit dose ampoule, was designed to make dispensing of narcotic pain relievers more effective. In fiscal 2007, we received ANDA approval for six strengths of diltiazem hydrochloride extended-release capsules. As noted above, in fiscal 2008, we received FDA approval to market the 100 mg and 200 mg strengths of metoprolol succinate extended-release tablets, the generic version of Toprol-XL(R). We also received in fiscal 2008 ANDA approval for ondansetron 4 mg and 8 mg orally disintegrating tablets, the 100 mg and 200 mg strengths of morphine sulfate extended-release tablets, the generic equivalent of MS Contin(R), and the 100 mg and 200 mg strengths of benzonatate USP capsules, the generic equivalent to Tessalon(R). In addition, we received FDA approval to market the 25 mg and 50 mg strengths of metoprolol succinate extended-release tablets in March 2008 and May 2008, respectively. As a result of the recent 50 mg approval, KV now offers the complete line of all four dosage strengths of metoprolol succinate extended-release tablets - 200 mg, 100 mg, 50 mg and 25 mg.

         In addition to our internal product development efforts, we have entered into several long-term product development and marketing license agreements with various generic pharmaceutical developers and manufacturers. Under most of these arrangements, the other parties are responsible for developing, submitting for regulatory approval and manufacturing the products and we are responsible for exclusively marketing these products in the territories covered by the in-licensing agreements. We expect certain products under these agreements to be filed and/or approved beginning in fiscal 2009. With the majority of our internal generic/non-branded product development efforts primarily focused on building our pipeline with products that use one or more of our 15 drug delivery technologies, we believe these development agreements with existing parties will further provide an opportunity to grow our generic/non-branded business. These new product sources have increased the scope of our generic/non-branded product pipeline to more than 50 product opportunities.

         The Company seeks to pursue an approach of developing generic products that are more difficult to develop or manufacture and that will therefore have significant barriers to entry by other generic companies, such as metoprolol succinate extended-release tablets. The Company has a rich generic pipeline. In fiscal year 2008, between the Company's own internal development activities and its external development partners, the Company filed 16 ANDAs and received 5 generic product approvals from the FDA. In fiscal year 2009, the Company anticipates that, between its external development partners and its own internal development activities, it will file approximately 16 generic ANDA filings and receive six product approvals from the FDA.

         On February 14, 2006, the Company announced it had entered into an agreement with Gedeon Richter under which the Company had acquired exclusive rights to market a group of generic products in the United States. However, due to changes in the generic drug marketplace, the Company and Gedeon Richter have agreed the current portfolio of products covered by the agreement, which has now been terminated, no longer represent market opportunities that are worth pursuing. The two companies remain committed partners in other endeavors and are keeping options open to explore other more meaningful joint opportunities.

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

         CARDIOVASCULAR. ETHEX currently markets over 70 products in its cardiovascular line, including products to treat angina, arrhythmia and hypertension, as well as for potassium supplementation. The cardiovascular line accounted for $237.2 million, or 64.5%, of ETHEX's net revenues in fiscal 2008.

         PAIN MANAGEMENT. ETHEX currently markets over 30 products in its pain management line. Included in this line are several controlled substance drugs, such as morphine, hydromorphone and oxycodone. Pain management products accounted for $45.7 million, or 12.4%, of ETHEX's net revenues in fiscal 2008.

         RESPIRATORY. During most of fiscal 2008, ETHEX marketed approximately 30 products in its respiratory line, which consisted primarily of cough/cold products. The cough/cold line accounted for $38.5 million, or 10.5% of ETHEX's net revenues in fiscal 2008. In March 2008, representatives of the Missouri Department of Health and Senior Services and the FDA notified us of a hold on our inventory of certain unapproved products. Previously, we had received notices that required us to cease the manufacture and sale of unapproved products containing timed-release guaifenesin. As a result of these notices, we are currently marketing one cough/cold product. We will discontinue manufacturing and marketing all unapproved cough/cold products subject to the hold. See Part I, Item 1A "Risk Factors" for additional information. The regulatory status of certain of our generic products may make them subject to increased competition or to regulatory decisions that may require market withdrawal of one or more of our unapproved products.

         WOMEN'S HEALTH CARE. ETHEX currently markets over 20 products in its women's healthcare line, all of which are prescription prenatal vitamins. The women's healthcare line accounted for $14.1 million, or 3.8%, of ETHEX's net revenues in fiscal 2008.

         OTHER THERAPEUTICS. In addition to our core therapeutic lines, ETHEX markets over 40 products in the gastrointestinal, dermatological, anti-anxiety, digestive enzyme and dental categories. These categories accounted for $32.2 million, or 8.8%, of ETHEX's net revenues in fiscal 2008.

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

         PDI - OUR VALUE-ADDED RAW MATERIAL BUSINESS

         PDI develops and markets specialty raw material products for the pharmaceutical, nutritional, food, personal care and other industries. Its products include value-added active drug molecules, vitamins, minerals and other raw material ingredients that provide benefits such as improved taste, altered or controlled release profiles, enhanced product stability or more efficient and other manufacturing process advantages. PDI is also a significant supplier of value-added raw materials for the development and manufacture of both existing and new products at Ther-Rx and ETHEX. Net revenues for PDI were $18.0 million in fiscal 2008, up 3.3% over net revenues of $17.4 for fiscal 2007, which represented 3.0% of our total net revenues.

         BUSINESS STRATEGY

         Our goal is to enhance our position as a leading fully integrated specialty pharmaceutical company that utilizes its expanding drug delivery expertise to bring technologically distinguished brand name and generic/non-branded products to market. Our strategies incorporate the following key elements:

         INTERNALLY DEVELOP BRAND NAME PRODUCTS. We apply our existing drug delivery technologies, research and development and manufacturing expertise to introduce new brand name products which can expand our existing franchises. We plan to continue to use our research and development, manufacturing and marketing expertise to create unique brand name products within our core therapeutic areas and, possibly, new therapeutic areas. We believe we have in place a strong pipeline of potential new products.

         CAPITALIZE ON ACQUISITION OPPORTUNITIES. We actively seek acquisition opportunities for both Ther-Rx and ETHEX. In May 2007, we completed the acquisition of the U.S. marketing rights to Evamist(TM), a new low-dose estrogen transdermal spray, from VIVUS, Inc. The NDA for this product was approved by the FDA in July 2007 and we began shipping Evamist(TM) during the fourth quarter of fiscal 2008.

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

         FOCUS SALES EFFORTS ON HIGH-VALUE NICHE MARKETS. We focus our Ther-Rx sales efforts on niche markets where we believe we can target a relatively narrow physician specialist audience. Because our products are sold to specialty physician groups that tend to be relatively concentrated, we believe that we can address these markets cost effectively with a focused sales force. Based on the addition and development of new products and our expectation of continued growth in our branded business, Ther-Rx has expanded its branded sales force to approximately 330 specialty sales representatives. We plan to continue to build our sales force over time as necessary to accommodate current and future expansions of our product lines.

         PURSUE ATTRACTIVE GROWTH OPPORTUNITIES WITHIN THE GENERIC INDUSTRY. We plan to continue introducing generic and non-branded alternatives to select drugs whose patents have expired, particularly where we can use our drug delivery technologies. We believe the health care industry will continue to support growth in the generic pharmaceutical market and that industry trends favor generic product expansion into the managed care, long-term care and government contract markets. We further believe that we are uniquely positioned to capitalize on this growing market given our large base of proprietary drug delivery technologies and our proven ability to lead the therapeutic categories we enter. Almost two-thirds of ETHEX'S generic/non-branded products use the Company's proprietary drug delivery technologies, and approximately 80% rank either first or second in their respective generic categories by volume.

         In May 2007, we received FDA approval to market the 100 mg and 200 mg strengths of metoprolol succinate extended-release tablets, the generic version of Toprol-XL(R) (marketed by AstraZeneca). In fiscal 2006, we received a favorable court ruling in a Paragraph IV patent infringement action filed against us by AstraZeneca based on our ANDA submissions to market these generic formulations. Since we were the first company to file with the FDA for generic approval of the 100 mg and 200 mg dosage strengths, we were accorded the opportunity for a 180-day exclusivity period for marketing these two dosage strengths. The 180-day exclusivity period has allowed us to realize higher margins on these products compared to our other generic/non-branded products. We began shipping these two products in July 2007 and with the approval and launch in March 2008 of the 25 mg strength they generated net revenues in fiscal 2008 of $120.0 million. We received FDA approval to market the 25 mg and 50 mg strengths of metoprolol succinate extended-release tablets in March 2008 and May 2008, respectively. As a result of the recent 50 mg approval, KV now offers the complete line of all four dosage strengths of metoprolol succinate extended-release tablets - 200 mg, 100 mg, 50 mg and 25 mg.

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

         We are actively advancing our existing portfolio of drug delivery technologies and developing or acquiring exciting new technologies with substantial growth potential. In May 2007, we completed the acquisition of the U.S. marketing rights to Evamist(TM), a new low-dose estrogen transdermal spray, from VIVUS, Inc. The product was formulated with a patented metered-dose transdermal spray system which is designed to provide an easy, once-daily dose of estrodial via the skin. Evamist(TM) is the first transdermal spray estrogen replacement therapy product approved for use in the U.S. The NDA for this product was approved by the FDA in July 2007 and we began shipping Evamist(TM) during the fourth quarter of fiscal 2008.

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

         ORAL CONTROLLED RELEASE TECHNOLOGIES. The technological leadership of our advanced drug delivery systems was established in the development of our three oral controlled release technologies, all of which have been commercialized. Our systems can be individually designed to achieve the desired release profile for a given drug. The release profile is dependent on many parameters, such as drug solubility, protein binding and site of absorption. Some of the products utilizing our oral controlled release systems in the market include diltiazem extended-release capsules (an AB rated generic equivalent to Tiazac(R)) and metoprolol succinate extended-release tablets (an AB rated generic equivalent to Toprol-XL(R)).

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

         ORAL QUICK DISSOLVING TECHNOLOGY. Our quick dissolving oral tablet technology provides the ability to tastemask, yet dissolves in the mouth in a matter of seconds. Most other quick-dissolving technologies offer either quickness at the expense of poor tastemasking or excellent tastemasking at the expense of quickness. Our unique quick dissolving tablet can be taken without water. Its durability avoids the need for special packaging and it supports the incorporation of our tastemasking technologies. Our oral dissolving tablet technology is commercialized in our hyoscyamine sulfate orally disintegrating tablets, as well as the ondansetron orally disintegrating tablets approved by the FDA in fiscal 2008.

         SALES AND MARKETING

         Ther-Rx has a national sales and marketing infrastructure which includes approximately 330 sales representatives dedicated to promoting and marketing our branded pharmaceutical products to targeted physician specialists. The Ther-Rx sales force focuses on physician specialists who are identified through available market research as frequent prescribers of products in our therapeutic categories. Ther-Rx also has a corporate sales and marketing management team dedicated to planning and managing Ther-Rx's sales and marketing efforts.

         We attempt to increase sales of our branded pharmaceutical products through physician sales calls and promotional efforts, including sampling, advertising and direct mail. For acquired branded products, we generally increase the level of physician sales calls and promotion relative to the previous owner. For example, with the PreCare(R) prenatal sales efforts, we increased the level of physician sales calls and sampling to the highest prescribers of prenatal vitamins. We also have enhanced our PreCare(R) brand franchise by launching six additional line extensions to address unmet needs, including the launch of PreCare(R) Chewables, Premesis Rx(R), PreCare Conceive(R), PrimaCare(R), PrimaCare ONE(R) and PreCare Premier(R). The PreCare(R) product line enables us to deliver a full range of nutritional products for physicians to prescribe to women in their childbearing years. In addition, we added to our women's health care family of products in June 2000 with the introduction of our first NDA approved product, Gynazole-1(R), the only one-dose prescription cream treatment for vaginal yeast infections. In fiscal 2004, we further expanded our branded product offerings when we launched technology improved versions of the Chromagen(R) and Niferex(R) oral hematinic product lines that were acquired at the end of fiscal 2003. In January 2005, we introduced our second NDA approved product, Clindesse(R), the first approved single-dose therapy for bacterial vaginosis. In fiscal 2006, we introduced Encora(R), a new prescription nutritional supplement product, and two new hematinic products, Repliva 21/7(R) and Niferex Gold(R). In May 2007, we completed the acquisition of the U.S. marketing rights to Evamist(TM), a new low-dose estrogen transdermal spray, from VIVUS, Inc. The NDA for this product was approved by the FDA in July 2007 and we began shipping Evamist(TM) during March 2008. By offering multiple products to the same group of physician specialists, we believe we are able to maximize the effectiveness of our experienced sales force.

         ETHEX has an experienced sales and marketing team, which includes an outside sales team, regional account managers, national account managers and an inside sales team. The outside sales force calls on wholesalers, distributors and national drugstore chains, as well as hospitals, nursing homes, mail order firms and independent pharmacies. The inside sales team primarily calls on independent pharmacies to create demand at the wholesale level.

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

         During fiscal 2008, our three largest customers accounted for 24.6%, 23.9% and 9.8% of gross revenues. These customers were Cardinal Health, McKesson Drug Company and Amerisource Corporation, respectively. In fiscal 2007 and 2006, these customers accounted for gross revenues of 21.1%, 25.7% and 14.4%, and 15.7%, 26.9% and 12.7%,
         respectively.

         Although we sell internationally, we do not have material operations or sales in foreign countries and our sales are not subject to significant geographic concentration.

         RESEARCH AND DEVELOPMENT

         We have long recognized that development of successful new products is critical to achieving our goal of sustainable growth over the long term. As such, our investment in research and development, which increased at a compounded annual growth rate of 19.5% over the past five fiscal years, reflects our continued commitment to develop new products and/or technologies through our internal development programs, and with our external strategic partners.

         Our research and development activities include the development of new and next generation drug delivery technologies, the formulation of brand name proprietary products and the development of technologically distinguished generic/non-branded versions of previously approved brand name pharmaceutical products. In fiscal 2008, 2007 and 2006, total research and development expenses were $46.6 million, $31.5 million and $28.9 million, respectively, excluding acquired in-process research and development.

         All applications for FDA approval must contain information relating to product formulation, raw material suppliers, stability, manufacturing processes, packaging, labeling and quality control. Information to support the bioequivalence of generic drug products or the safety and effectiveness of new drug products for their intended use is also required to be submitted. There are generally two types of applications used for obtaining FDA approval of new products:


              o New Drug Application ("NDA"). An NDA is filed when approval is sought to market a drug with active ingredients that have not been previously approved by the FDA. NDAs are filed for newly developed brand products and, in certain instances, for a new dosage form, a new delivery system or a new indication for previously approved drugs.
              o Abbreviated New Drug Application ("ANDA"). An ANDA is filed when approval is sought to market a generic equivalent of a drug product previously approved under an NDA and listed in the FDA's "Orange Book" or for a new dosage strength or a new delivery system for a drug previously approved under an ANDA.


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

         BRANDED PRODUCT DEVELOPMENT. The process required by the FDA before a pharmaceutical product, with active ingredients that have not been previously approved, may be marketed in the United States generally involves the following:

              o   laboratory and preclinical tests;
              o submission of an Investigational New Drug ("IND") application, which must become effective before clinical studies may begin;
              o adequate and well-controlled human clinical studies to establish the safety and efficacy of the proposed product for its intended use;
              o submission of an NDA containing the results of the preclinical tests and clinical studies establishing the safety and efficacy of the proposed product for its intended use, as well as extensive data addressing matters such as manufacturing and quality assurance;
              o   scale-up to commercial manufacturing; and
              o   FDA approval of an NDA.


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



         Human clinical studies are typically conducted in three sequential phases, which may overlap:

              o Phase I: The drug is initially introduced into a relatively small number of healthy human subjects or patients and is tested for safety, dosage tolerance, mechanism of action, absorption, metabolism, distribution and excretion.

              o Phase II: Studies are performed with a limited patient population to identify possible adverse effects and safety risks, to assess the efficacy of the product for specific targeted diseases or conditions, and to determine dosage tolerance and optimal dosage.
              o Phase III: When Phase II evaluations demonstrate that a dosage range of the product is effective and has an acceptable safety profile, Phase III trials are undertaken to evaluate further dosage and clinical efficacy and to test further for safety in an expanded patient population at geographically dispersed clinical study sites.


         The results of the product development, preclinical studies and clinical studies are then submitted to the FDA as part of the NDA. The NDA drug development and approval process could take from three to more than 10 years.

         In fiscal 2005, we introduced our second NDA approved product, Clindesse(R), the first approved single-dose therapy for bacterial vaginosis. Similar to Gynazole-1(R), Clindesse(R) incorporates our proprietary VagiSite(TM) bioadhesive drug delivery technology. In fiscal 2006, we introduced Encora(R), a new prescription nutritional supplement product, and two new hematinic products, Niferex Gold(R) and Repliva 21/7(R). Ther-Rx currently has a number of products in its research and development pipeline at various stages of development. We believe we have the technological expertise required to develop unique products to meet currently unmet needs in the area of women's health, as well as other therapeutic areas.

         As part of the May 2005 acquisition of FemmePharma, we assumed development responsibility and secured full worldwide marketing rights to an endometriosis product that had successfully completed Phase II clinical trials. We are now testing an alternative formula in a Phase II study to determine which alternative to take into Phase III clinicals. The Company expects to start Phase III clinicals in fiscal 2010.

         In May 2007, we acquired from VIVUS, Inc. the U.S. marketing rights to Evamist(TM), a unique transdermal estrogen therapy delivering a low dose of estradiol in a once-daily spray. Under terms of the asset purchase agreement, we paid $10.0 million in cash at closing and made an additional cash payment of $141.5 million upon final approval of the product by the FDA in July 2007. Evamist(TM) is indicated for the treatment of moderate-to-severe vasomotor symptoms due to menopause and targets the estrogen replacement market where physicians and patients are seeking an effective and safe, low-dose estrogen product. We began shipping this product at the end of fiscal 2008.

         In January 2008, we entered into a definitive asset purchase agreement with CYTYC to acquire the U.S. and worldwide rights to Gestiva(TM) (17-alpha hydroxyprogesterone caproate). Under the terms of the asset purchase agreement, we agreed to pay $82.0 million for Gestiva(TM), $7.5 million of which was paid at closing. The NDA for Gestiva(TM) is currently before the FDA, pending approval for use in the prevention of preterm birth in certain categories of pregnant women. The proposed indication is for women with a history of at least one spontaneous preterm delivery (i.e., less than 37 weeks), who are pregnant with a single fetus. The FDA issued an "approvable" letter for Gestiva(TM) in October 2006, and a final approval is anticipated in fiscal 2009. The FDA has granted an Orphan Drug Designation for Gestiva(TM).

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

         PATENTS AND OTHER PROPRIETARY RIGHTS

         When appropriate and available, we actively seek protection for our products and proprietary information by means of U.S. and foreign patents, trademarks, trade secrets, copyrights and contractual arrangements. Patent protection in the pharmaceutical field, however, can involve complex legal and factual issues. Moreover, broad patent protection for new formulations or new methods of use of existing chemical compounds is sometimes difficult to obtain, primarily because the active ingredient and many of the formulation techniques have been known for some time. Consequently, some patents claiming new formulations or new methods of use for old drugs may not provide meaningful protection against competition. Nevertheless, we intend to continue to seek patent protection when appropriate and available and otherwise to rely on regulatory-related exclusivity and trade secrets to protect certain of our products, technologies and other scientific information. There can be no assurance, however, that any steps taken to protect such proprietary information will be effective.

         Our policy is to file patent applications in appropriate situations to protect and preserve, for our own use, technology, inventions and improvements that we consider important to the development of our business. We currently hold domestic and foreign issued patents the last of which expires in fiscal 2023 relating to our controlled-release, site-specific, quick dissolve and taste-masking technologies. We have been granted 42 U.S. patents and have 37 U.S. patent applications pending. In addition, we have 71 foreign issued patents and a total of 204 patent applications pending primarily in Canada, Europe, Australia, Japan, South America, Mexico and South Korea (see Part I, Item 1A "Risk Factors for additional information). We depend on our patents and other proprietary rights and cannot be certain of their confidentiality and protection.

         We currently own more than 224 U.S. and foreign trademark registrations and have also applied for trademark protection for the names of our proprietary controlled-release, tastemasking, site-specific and quick dissolve technologies. We intend to continue to trademark new technology and product names as they are developed.

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

         MANUFACTURING AND FACILITIES

         We believe that our research, manufacturing, distribution and administrative facilities are an important factor in achieving our long-term growth objectives. All facilities at March 31, 2008, aggregating approximately 1.3 million square feet, are located in the St. Louis, Missouri metropolitan area. We own facilities with approximately 1.1 million square feet, with the balance under various leases at pre-determined annual rates under agreements expiring from fiscal 2009 through fiscal 2021, subject in most cases to renewal at our option.

         We manufacture drug products in liquid, cream, tablet, capsule and caplet forms for distribution by Ther-Rx, ETHEX and our corporate licensees and value-added specialty raw materials for distribution by PDI. We believe that all of our facilities are in material compliance with applicable regulatory requirements.

         We seek to maintain inventories at sufficient levels to support current production and sales levels. During fiscal 2008, we encountered no serious shortage of any particular raw materials. Although there can be no assurance that raw material supply will not adversely affect our future operations, we do not believe that any shortages will occur in the foreseeable future.

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

         With respect to any non-biological "new drug" product with active ingredients not previously approved by the FDA, a prospective manufacturer must submit a full NDA, including complete reports of preclinical, clinical and other studies to prove the product's safety and efficacy. (See "-Research and Development").

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

         There has been substantial litigation in the biomedical, biotechnology and pharmaceutical industries with respect to the manufacture, use and sale of new products that are alleged to infringe outstanding patent rights. One or more patents cover most of the proprietary products for which we are developing generic versions. When we file an ANDA for such drug products, we will, in most cases, be required to certify to the FDA that any patent which has been listed with the FDA as covering the product is either invalid or will not be infringed by the sale of our product. Alternatively, we could certify that we would not market our proposed product until the applicable patent expires. A patent holder may challenge a notice of non-infringement or invalidity by filing suit, which would in most cases, prevent FDA approval until the suit is resolved or at least 30 months have elapsed (unless the patent expires, whichever is earlier). Should any entity commence a lawsuit with respect to any alleged patent infringement by us, the uncertainties inherent in patent litigation would make the outcome of such litigation difficult to predict. We are involved in various lawsuits resulting from ANDA filings. See Note 12 of the Notes to Consolidated Financial Statements.

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

         The hold relates to a misinterpretation about the intended scope of recent FDA notices setting limits on the marketing of unapproved guaifenesin products. In response to notices issued by the FDA in 2002 and 2003 with respect to single-entity timed-release guaifenesin products, and a further notice issued in 2007 with respect to combination timed-released guaifenesin products, we timely discontinued a number of our guaifenesin products and believed that, by doing so, had complied with those notices. The recent action to place a hold on certain of our products indicates that additional guaifenesin products should also have been discontinued. In addition, the FDA expanded the hold to include other products that did not contain guaifenesin but were being marketed without FDA approval under certain "grandfather clauses" and statutory and regulatory exceptions to the pre-market approval requirement for "new drugs" under the FDCA. FDA policies permit the agency to initiate broad action against the marketing of additional categories of our unapproved products, if the FDA deems approval necessary, even if the agency has not instituted similar actions against the marketing of such products by other parties. Pursuant to discussions with the Missouri Department of Health and Senior Services and with the FDA, the affected Morphine and Oxycodone products have been released from the hold. We will discontinue manufacturing and marketing all of the other unapproved products subject to the hold.

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

         In October 2007, the FDA issued a Notice extending the period during which the FDA will exercise its enforcement discretion not to challenge continued marketing and distribution of pancreatic enzyme products, such as ETHEX's Pangestyme(TM) product. Under the extension, FDA will continue to exercise its enforcement discretion with respect to unapproved pancreatic enzyme products that have an active Investigational New Drug Application ("IND") on active status on or before April 28, 2008 and have submitted an NDA on or before April 28, 2009. We have timely filed an IND for such products.

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

         The Prescription Drug Marketing Act, or PDMA, which amended various sections of the FDCA, requires, among other things, state licensing of wholesale distributors of prescription drugs under federal guidelines that include minimum standards for storage, handling and record keeping. All of our facilities are registered with the State of Missouri, where they are located, as required by Federal and Missouri law. The PDMA also imposes detailed requirements on the distribution of prescription drug samples such as those distributed by the Ther-Rx sales force. The PDMA sets forth substantial civil and criminal penalties for violations of these and other provisions. Many states also require registration of out-of-state drug manufacturers and distributors who sell products in their states, and may also impose additional requirements or restrictions on out-of-state firms. These requirements vary widely from state-to-state and are subject to change with little or no direct notice to potentially affected firms. We believe that we are currently in compliance in all material respects with applicable state requirements. However, if we are found to have failed to comply with applicable state requirements, we may be subject to sanctions, including monetary penalties and potential restrictions on our sales or other activities within particular states.

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

         EMPLOYEES

         As of March 31, 2008, we employed a total of 1,590 employees. We were a party to a collective bargaining agreement with the Teamsters Union covering 133 employees that would have expired on December 31, 2009. However, in January 2008, the employee members of the union voted to decertify their union representation. The decertification became effective in February 2008.

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

                         RISKS RELATED TO OUR BUSINESS

         THE MATTERS RELATING TO THE INVESTIGATION BY THE SPECIAL COMMITTEE OF THE BOARD OF DIRECTORS AND THE RESTATEMENT IN PRIOR PERIODS OF THE COMPANY'S CONSOLIDATED FINANCIAL STATEMENTS MAY RESULT IN ADDITIONAL LITIGATION AND GOVERNMENT ENFORCEMENT ACTIONS.

         In October 2006, the Board of Directors formed a Special Committee of independent directors to conduct an investigation, with the assistance of independent legal counsel and forensic accounting experts, of our past stock option grant practices over the period January 1, 1995 through October 31, 2006. The investigation concluded that no employee, officer or director of the Company engaged in any intentional wrongdoing or was aware that the Company's policies and procedures for granting and accounting for stock options were materially noncompliant with GAAP. The investigation also concluded that there was no intentional violation of law or accounting rules with respect to the Company's historical stock option grant practices. The Special Committee concluded, and based on its internal review, management agreed, that incorrect measurement dates were used for financial accounting purposes for stock option grants made in certain prior periods. Therefore, we recorded additional non-cash stock-based compensation expense, and related tax effects, with regard to certain past stock option grants, and we restated certain previously filed financial statements included in our Form 10-K for fiscal 2007.

         The independent investigation and management's internal review and related activities required us to incur substantial expenses for legal, accounting, tax and other professional services, diverted some of our management's attention from the Company's business, and could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

         Our past stock option grant practices and the restatement of prior financial statements have exposed the Company to risks associated with litigation, regulatory proceedings and government enforcement actions. As described in Note 12 of the Notes to the Consolidated Financial Statements, "Commitments and Contingencies," derivative lawsuits were filed in state and federal courts against certain current and former directors and executive officers pertaining to allegations relating to stock option grants. The parties recently agreed to settle these derivative lawsuits, subject to court approval. Also, the Company was notified by the SEC in December 2007 that it had issued a formal order of investigation with respect to the Company's stock option plans, grants, exercises and accounting practices. If the Company is subject to adverse findings in litigation, regulatory proceedings or government enforcement actions, we could be required to pay damages or penalties or have other remedies imposed, all of which could have a material adverse effect on our financial condition, results of operations or cash flows. The resolution of these matters could continue to be time-consuming, expensive, and a distraction to some of our management from the conduct of the Company's business.

         WE HAVE A MATERIAL WEAKNESS IN INTERNAL CONTROL OVER FINANCIAL REPORTING AND CANNOT ASSURE YOU THAT ADDITIONAL MATERIAL WEAKNESSES WILL NOT BE IDENTIFIED IN THE FUTURE. IF WE FAIL TO MAINTAIN AN EFFECTIVE SYSTEM OF INTERNAL CONTROLS OR DISCOVER MATERIAL WEAKNESSES IN OUR INTERNAL CONTROL OVER FINANCIAL REPORTING, WE MAY NOT BE ABLE TO REPORT OUR FINANCIAL RESULTS ACCURATELY OR TIMELY OR DETECT FRAUD, WHICH COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS.

         Section 404 of the Sarbanes-Oxley Act of 2002 requires us to evaluate the effectiveness of our internal control over financial reporting as of the end of each year, and to include a management report assessing the effectiveness of our internal control over financial reporting in each Annual Report on Form 10-K. Section 404 also requires our independent registered public accounting firm to attest to, and report on, the effectiveness of our internal control over financial reporting.

         Management concluded that there was a material weakness, as defined in the Public Company Accounting Oversight Board's Auditing Standard No. 5, in our internal control over financial reporting as of March 31, 2008. Management is implementing steps to remediate this material weakness, however, we cannot assure you that such remediation will be effective.

         Management also concluded there were material weaknesses, as defined in the Public Company Accounting Oversight Board's Auditing Standard No. 2, in our internal control over financial reporting as of March 31, 2007. Management implemented steps to remediate these material weaknesses as of March 31, 2008. See the discussion included in Part I, Item 9A of this report for additional information regarding our internal control over financial reporting.

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


         As a result, significant deficiencies or material weaknesses in our internal control over financial reporting may be identified in the future. Any failure to maintain or implement required new or improved controls, or any difficulties we encounter in their implementation, could result in significant deficiencies or material weaknesses, cause us to fail to timely meet our periodic reporting obligations, or result in material misstatements in our financial statements. Any such failure could also adversely affect the results of periodic management evaluations and annual auditor attestation reports regarding the effectiveness of our internal control over financial reporting required under Section 404 of the Sarbanes-Oxley Act of 2002 and the rules promulgated there under. If our internal control over financial reporting or disclosure controls and procedures are not effective, there may be errors in our financial statements that could require a restatement or our filings may not be timely and investors may lose confidence in our reported financial information, which could lead to a decline in our stock price.

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

         The coverage claimed in a patent application can be significantly reduced before a patent is issued, either in the U.S. or abroad. Consequently, our pending or future patent applications may not result in the issuance of patents. Patents issued to us may be subjected to further proceedings limiting their scope and may not provide significant proprietary protection or competitive advantage. Our patents also may be challenged, circumvented, invalidated or deemed unenforceable. For example, a third party company has recently filed a declaratory judgment complaint in federal court challenging patents pertaining to Ther-Rx's PrimaCare ONE(R). See 12 of the Notes to Consolidated Financial Statements. Patent applications in the U.S. filed prior to November 29, 2000 are currently maintained in secrecy until and unless patents issue, and patent applications in certain other countries generally are not published until more than 18 months after they are first filed (which generally is the case in the U.S. for applications filed on or after November 29, 2000). In addition, publication of discoveries in scientific or patent literature often lags behind actual discoveries. As a result, we cannot be certain that we or our licensors will be entitled to any rights in purported inventions claimed in pending or future patent applications or that we or our licensors were the first to file patent applications on such inventions. Furthermore, patents already issued to us or our pending applications may become subject to dispute, and any dispute could be resolved against us. For example, we may become involved in re-examination, reissue or interference proceedings in the PTO, or opposition proceedings in a foreign country. The result of these proceedings can be the invalidation or substantial narrowing of our patent claims. We also could be subject to court proceedings that could find our patents invalid or unenforceable or could substantially narrow the scope of our patent claims. In addition, statutory differences in patentable subject matter may limit the protection we can obtain on some of our inventions outside of the U.S. For example, methods of treating humans are not patentable in many countries outside of the U.S.

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

         THIRD PARTIES MAY CLAIM THAT WE INFRINGE ON THEIR PROPRIETARY RIGHTS, OR SEEK TO CIRCUMVENT OURS.

         We may be required to defend against charges of infringement of patents, trademarks or other proprietary rights of third parties. We are involved in defending various patent lawsuits resulting from ANDA filings by ETHEX or an effort by a third party company to invalidate certain of our patents. See Note 12 of the Notes to Consolidated Financial Statements. This defense could require us to incur substantial expense and to divert significant effort of our technical and management personnel, and could result in our loss of rights to develop or make certain products or require us to pay monetary damages or royalties to license proprietary rights from third parties. If a dispute is settled through licensing or similar arrangements, costs associated with such arrangements may be substantial and could include ongoing royalties. Furthermore, we cannot be certain that the necessary licenses would be available to us on acceptable terms, if at all. Accordingly, an adverse determination in a judicial or administrative proceeding or failure to obtain necessary licenses could prevent us from manufacturing, using, selling and/or importing in to the U.S. certain of our products. Litigation also may be necessary to enforce our patents against others or to protect our know-how or trade secrets. That litigation could result in substantial expense or put our proprietary rights at risk of loss, and we cannot assure you that any litigation will be resolved in our favor. There currently are five patent infringement lawsuits pending against us and one declaratory judgment lawsuit by a third party seeking to invalidate certain of our patents. They could have a material adverse effect on our future business, financial condition, results of operations or cash flows.

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

         OUR DEPENDENCE ON KEY EXECUTIVES AND SCIENTISTS COULD IMPACT THE DEVELOPMENT AND MANAGEMENT OF OUR BUSINESS.

         We are highly dependent upon our ability to attract and retain qualified scientific, technical and managerial personnel. There is intense competition for qualified personnel in the pharmaceutical and biotechnology industries, and we cannot be sure that we will be able to continue to attract and retain qualified personnel necessary for the development and management of our business. Although we do not believe the loss of one individual would materially harm our business, our business might be harmed by the loss of services of multiple existing personnel, as well as the failure to recruit additional key scientific, technical and managerial personnel in a timely manner. Much of the know-how we have developed resides in our scientific and technical personnel and is not readily transferable to other personnel. While we have employment agreements with our key executives, we do not ordinarily enter into employment agreements with our other scientific, technical and managerial employees.

         WE MAY BE ADVERSELY AFFECTED BY THE CONTINUING CONSOLIDATION OF OUR DISTRIBUTION NETWORK AND THE CONCENTRATION OF OUR CUSTOMER BASE.

         Our principal customers are wholesale drug distributors, major retail drug store chains, independent pharmacies and mail order firms. These customers comprise a significant part of the distribution network for pharmaceutical products in the U.S. This distribution network is continuing to undergo significant consolidation marked by mergers and acquisitions among wholesale distributors and the growth of large retail drug store chains. As a result, a small number of large wholesale distributors control a significant share of the market, and the number of independent drug stores and small drug store chains has decreased. We expect that consolidation of drug wholesalers and retailers will increase pricing and other competitive pressures on drug manufacturers. For the fiscal year ended March 31, 2008, our three largest customers, which are wholesale distributors, accounted for 24.6%, 23.9% and 9.8% of our gross sales, respectively. The loss of any of these customers could materially and adversely affect our business, financial condition, results of operations or cash flows.

         THE REGULATORY STATUS OF CERTAIN OF OUR GENERIC PRODUCTS MAY MAKE THEM SUBJECT TO INCREASED COMPETITION OR TO REGULATORY DECISIONS TO REQUIRE MARKET WITHDRAWAL OF ONE OR MORE OF OUR UNAPPROVED PRODUCTS.

         Many of our products are manufactured and marketed without FDA approval. For example, our prenatal products, which contain folic acid, are sold as prescription multiple vitamin supplements. These types of prenatal vitamins are typically regulated by the FDA as prescription drugs, but are not covered by an NDA or ANDA. As a result, competitors may more easily and rapidly introduce products competitive with our prenatal and other products that have a similar regulatory status. For example, during June 2008, a third party company introduced a product purporting to be substitutable for our PrimaCare ONE(R), for which no FDA approval is required. We are currently in litigation with this company with respect to patent and trademark infringement and other claims. See Note 12 of the Notes to Consolidated Financial Statements.

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

         In March 2008, representatives of the Missouri Department of Health and Senior Services, accompanied by representatives of the FDA, notified us of a hold on our inventory of certain unapproved drug products restricting our ability to remove or dispose of those inventories without permission.

         The hold relates to a misinterpretation about the intended scope of recent FDA notices setting limits on the marketing of unapproved guaifenesin products. In response to notices issued by the FDA in 2002 and 2003 with respect to single-entity timed-release guaifenesin products, and a further notice issued in 2007 with respect to combination timed-released guaifenesin products, we timely discontinued a number of our guaifenesin products and believed that, by doing so, had complied with those notices. The recent action to place a hold on certain of our products indicates that additional guaifenesin products should also have been discontinued. In addition, the FDA expanded the hold to include other products that did not contain guaifenesin but were being marketed without FDA approval under certain "grandfather clauses" and statutory and regulatory exceptions to the pre-market approval requirement for "new drugs" under the FDCA. FDA policies permit the agency to initiate broad action against the marketing of additional categories of our unapproved products, if the FDA deems approval necessary, even if the agency has not instituted similar actions against the marketing of such products by other parties. Pursuant to discussions with the Missouri Department of Health and Senior Services and with the FDA, the affected Morphine and Oxycodone products have been released from the hold. We will discontinue manufacturing and marketing all of the other unapproved products subject to the hold with the exception of most of our Hyoscyamine products. Discussions are continuing with respect to those products.

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

         WE DEPEND ON LICENSES FROM OTHERS, AND ANY LOSS OF THESE LICENSES COULD HARM OUR BUSINESS, MARKET SHARE AND PROFITABILITY.

         We have acquired the rights to manufacture, use and/or market certain products through license agreements. We also expect to continue to obtain licenses for other products and technologies in the future. Our license agreements generally require us to develop the markets for the licensed products. If we do not develop these markets, the licensors may be entitled to terminate these license agreements.

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

         WE EXPEND A SIGNIFICANT AMOUNT OF RESOURCES ON RESEARCH AND DEVELOPMENT EFFORTS THAT MAY NOT LEAD TO SUCCESSFUL PRODUCT INTRODUCTIONS.

         We conduct research and development primarily to enable us to manufacture and market FDA-approved pharmaceuticals in accordance with FDA regulations. Typically, research costs related to the development of innovative compounds and the filing of NDAs are significantly greater than those expenses associated with ANDA filings. As such, our investment in research and development, which increased at a compounded annual growth rate of 19.5% over the five fiscal year period ended March 31, 2008, reflects our ongoing commitment to develop new products and/or technologies through our internal development programs, and with our external strategic partners. Because of the inherent risk associated with research and development efforts in our industry, particularly with respect to new drugs, our research and development expenditures may not result in the successful introduction of FDA approved new pharmaceutical products. Also, after we submit an ANDA, the FDA may request that we conduct additional studies and as a result, we may be unable to reasonably determine the total research and development costs to develop a particular product. Finally, we cannot be certain that any investment made in developing products will be recovered, even if we are successful in commercialization. To the extent that we expend significant resources on research and development efforts and are not able, ultimately, to introduce successful new products as a result of those efforts, our business, financial condition, results of operations or cash flows may be materially adversely affected.

         ANY SIGNIFICANT INTERRUPTION IN THE SUPPLY OF RAW MATERIALS OR FINISHED PRODUCT COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS.

         We typically purchase the active pharmaceutical ingredient (i.e., the chemical compounds that produce the desired therapeutic effect in our products) and other materials and supplies that we use in our manufacturing operations, as well as certain finished products (including Evamist(TM) and, once approved, Gestiva(TM)), from many different domestic and foreign suppliers.

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

         We utilize controlled substances in certain of our current products and products in development and therefore must meet the requirements of the Controlled Substances Act of 1970 and the related regulations administered by the DEA. These regulations relate to the manufacture, shipment, storage, sale and use of controlled substances. The DEA limits the availability of the active ingredients used in certain of our current products and products in development and, as a result, our procurement quota of these active ingredients may not be sufficient to meet commercial demand or complete clinical trials. We must annually apply to the DEA for procurement quota in order to obtain these substances. Any delay or refusal by the DEA in establishing our procurement quota for controlled substances could delay or stop our clinical trials or product launches, or could cause trade inventory disruptions for those products that have already been launched, which could have a material adverse effect on our business, financial condition, results of operations or cash flows.

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

         The Company and/or ETHEX have been named as defendants in certain multi-defendant cases alleging that the defendants reported improper or fraudulent pharmaceutical pricing information, i.e., Average Wholesale Price, or AWP, and/or Wholesale Acquisition Cost, or WAC, information, which caused the governmental plaintiffs to incur excessive costs for pharmaceutical products under the Medicaid program. Cases of this type have been filed against the Company and/or ETHEX and other pharmaceutical manufacturer defendants by the States of Massachusetts, Alabama, Mississippi, Utah and Iowa, New York City, and approximately 45 counties in New York State. The State of Mississippi effectively voluntarily dismissed the Company and ETHEX without prejudice in October 2006, by virtue of the State's filing an Amended Complaint on such date that does not name either the Company or ETHEX as a defendant. In the remaining cases, only ETHEX is a named defendant. In August 2007, ETHEX settled the Massachusetts lawsuit for $0.6 million in cash and agreed to supply $0.2 million in free pharmaceutical products over the next two years and received a general release with no admission of liability. The New York City case and all New York county cases (other than the Erie, Oswego and Schenectady County cases) have been transferred to the U.S. District Court for the District of Massachusetts for coordinated or consolidated pretrial proceedings under the Average Wholesale Price Multidistrict Litigation (MDL No. 1456). The cases pertaining to the State of Alabama, Erie County, Oswego County, and Schenectady County were removed to federal court by a co-defendant in October 2006, but all of these cases have since been remanded to the state courts in which they originally were filed. Each of these actions is in the early stages, with fact discovery commencing or ongoing. In October 2007, ETHEX was served with a complaint naming ETHEX and nine other pharmaceutical companies as defendants in a pricing suit filed in state court in Utah by the State of Utah. The State of Utah filed an amended complaint in November 2007. This suit has been removed to federal court, where the State of Utah is seeking a remand to the state courts. A decision is pending before the court. The time to file an answer or other response in the Utah suit has not yet run. In October 2007, the State of Iowa filed a complaint naming ETHEX and 77 other pharmaceutical companies as defendants in a pricing suit in federal court in the State of Iowa. ETHEX and the other defendants have moved to dismiss the Iowa complaint. The Company intends to vigorously defend its interests in the actions described above; however, we may not prevail in one or more of such cases and the outcome may have a material adverse effect on our future business, financial condition, results of operations or cash flows.

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

         Our future results of operations, financial condition and cash flows will depend to a significant extent upon our branded and generic/non-branded product sales mix (the proportion of total sales between branded products and generic/non-branded products). Our sales of branded products generate higher gross margins than our sales of generic/non-branded products. In addition, the introduction of new generic products at any given time can involve significant initial quantities being purchased by our wholesaler customers, as they supply initial quantities to pharmacies and purchase product for their own wholesaler inventories. As a result, our sales mix will significantly impact our gross profit from period to period. During fiscal 2008, sales of our branded products and generic/non-branded products accounted for 35.7% and 61.1%, respectively, of our net revenues. During that year, branded products and generic/non-branded products contributed gross margins of 89.7% and 63.1%, respectively, to our consolidated gross profit margin of 69.0% in fiscal 2008. Factors that may cause our sales mix to vary include:

         o    the amount and timing of new product introductions;
         o marketing exclusivity on products, if any, which may be obtained;
         o the level of competition in the marketplace for certain products;
         o the availability of raw materials and finished products from our suppliers;
         o    the buying patterns of our three largest wholesaler customers;
         o the scope and outcome of governmental regulatory action that may involve us;
         o periodic dependence on a relatively small number of products for a significant portion of net revenue or income; and
         o    legal actions brought by our competitors.

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

         INCREASED INDEBTEDNESS MAY IMPACT OUR FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         At March 31, 2008, we had $269.5 million of outstanding debt, consisting of $200.0 million principal amount of Contingent Convertible Subordinated Notes due 2033 (the "Notes"), the remaining principal balance of a $43.0 million mortgage loan entered into in March 2006, and $30.0 million of borrowings outstanding under our credit facility. We have a credit agreement with ten banks that provides for a revolving line of credit for borrowing up to $320.0 million. This credit facility also includes a provision for increasing the revolving commitment, at the lenders' sole discretion, by up to an additional $50.0 million. The credit agreement is unsecured unless we, under certain specified circumstances, utilize the facility to redeem part or all of our outstanding Notes. The credit facility has a five-year term expiring in June 2011. Our level of indebtedness may have several important effects on our future operations, including:

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

         Holders of the Notes may require us to offer to repurchase their Notes for cash upon the occurrence of a change in control or on May 16, 2008, 2013, 2018, 2023 and 2028. Even though no holders required us to repurchase all or a portion of their Notes on May 16, 2008, we classified the Notes as a current liability as of March 31, 2008 due to the right the holders had to require us to repurchase the Notes on May 16, 2008. Since the holders did not elect to cause us to repurchase any of the Notes, the Notes will be reclassified as long-term liabilities beginning with our consolidated balance sheet as of June 30, 2008. The source of funds for any repurchase required as a result of any such events will be our available cash or cash generated from operating activities or other sources, including borrowings, sales of assets, sales of equity or funds provided by a new controlling entity. The use of available cash to fund the repurchase of the Notes may impair our ability to obtain additional financing in the future.

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

         WE MAY BE ADVERSELY IMPACTED BY ECONOMIC FACTORS BEYOND OUR CONTROL AND MAY INCUR IMPAIRMENT CHARGES TO OUR INVESTMENT PORTFOLIO.

         We have funds invested in auction rate securities ("ARS"). Consistent with our investment policy guidelines, the ARS held by us are AAA rated securities with long-term nominal maturities secured by student loans which are guaranteed by the U.S. Government. The interest rates on these securities are reset through an auction process at pre-determined intervals, up to 35 days. There may be liquidity issues which arise in the credit and capital markets and the ARS held by us may experience failed auctions as the amount of securities submitted for sale may exceed the amount of purchase orders. As a result, we may not be able to liquidate some or all of our ARS prior to their maturities at prices approximating their face amounts.

         During the fourth quarter of fiscal 2008, disruption in the credit and capital markets adversely affected the auction market for the type of securities we own and the ARS held by us experienced failed auctions as the amount of securities submitted for sale exceeded the amount of purchase orders. If uncertainties in these credit and capital markets continue or these markets deteriorate further we may incur other-than-temporary impairments to our investments in ARS, which could negatively affect our financial condition, cash flow and reported earnings. (See Note 4 of the Notes to Consolidated Financial Statements for further discussion of the Company's investment in ARS.) We believe that as of March 31, 2008, based on our current cash, cash equivalents and marketable securities balances of $126.9 million (exclusive of auction rate securities) and our current borrowing capacity of $290.0 million under our credit facility, the current lack of liquidity in the auction rate market will not have a material impact on our ability to fund our operations or interfere with our external growth plans, although, we cannot assure you that this will continue to be the case.

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

         THERE ARE INHERENT UNCERTAINTIES INVOLVED IN THE ESTIMATES, JUDGMENTS AND ASSUMPTIONS USED IN THE PREPARATION OF OUR FINANCIAL STATEMENTS, AND ANY CHANGES IN THOSE ESTIMATES, JUDGMENTS AND ASSUMPTIONS COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

         Various legislative proposals, including proposals relating to prescription drug benefits, could materially impact the pricing and sale of our products. Further, reimbursement policies of third parties may affect the marketing of our products. Our ability to market our products will depend in part on reimbursement levels for the cost of the products and related treatment established by health care providers, including government authorities, private health insurers and other organizations, such as health maintenance organizations ("HMO's") and managed care organizations ("MCO's"). Insurance companies, HMOs, MCOs, Medicaid and Medicare administrators and others regularly challenge the pricing of pharmaceutical products and review their reimbursement practices. In addition, the following factors could significantly influence the purchase of pharmaceutical products, which could result in lower prices and a reduced demand for our products:

              o   the trend toward managed health care in the U.S.;

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

         The reimbursement status of a newly approved pharmaceutical product or of unapproved products may be uncertain. Reimbursement policies may not include some of our products or government agencies or third parties may assert that certain of our products are not eligible for Medicaid, Medicare or other reimbursement and were not so eligible in the past, possibly resulting in demands for damages or refunds. Even if reimbursement policies of third parties grant reimbursement status for a product, we cannot be sure that these reimbursement policies will remain in effect. Limits on reimbursement could reduce the demand for our products. The unavailability or inadequacy of third party reimbursement for our products could reduce or possibly eliminate demand for our products. We are unable to predict whether governmental authorities will enact additional legislation or regulation which will affect third party coverage and reimbursement that reduces demand for our products.

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

         The Company received a subpoena from the Office of Inspector General of the Department of Health and Human Services, seeking documents with respect to two of ETHEX's nitroglycerin products. Both are unapproved products, that is, they have not received FDA approval. (FDA approval is not necessarily required for all drugs to be sold in the marketplace, such as pre-1938 "grandfathered" products or certain drugs reviewed under the so-called DESI process. The Company believes that its two products come within these exceptions.) The subpoena states that it is in connection with an investigation into potential false claims under Title 42 of the U.S. Code, and appears to pertain to whether these products are eligible for reimbursement under federal health care programs, such as Medicaid and VA programs.

         On June 6, 2008, ETHEX initiated a voluntary recall of a single lot of morphine sulfate 60 mg extended release tablets due to a report that a tablet with as much as double the appropriate thickness was identified and therefore the possibility that other oversized tablets could have been commercially released in the affected lot. On June 13, 2008, the recall was expanded to include additional specific lots of morphine sulfate 60 mg extended release tablets and specific lots of morphine sulfate 30 mg extended release tablets. We accrued a liability of $0.9 million in the fourth quarter of fiscal 2008 for the anticipated cost of the recall. No oversized tablets have been identified in any additional distributed lots of these products and based on our investigation, there are likely to be few, if any, oversized tablets in the recall lots. In addition, under ordinary pharmacy dispensing procedures, any significantly oversized tablets would likely be identified at the time of dispensing. However, the decision to recall the additional lots has been taken as a responsible precaution because of the possibility that there may be oversized tablets in the recalled lots.

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

                       RISKS RELATED TO OUR COMMON STOCK

         THE MARKET PRICE OF OUR STOCK HAS BEEN AND MAY CONTINUE TO BE
         VOLATILE.

         The market prices of securities of companies engaged in pharmaceutical development and marketing activities historically have been highly volatile. In addition, any or all of the following may have a significant impact on the market price of our common stock: developments regarding litigation and actual or potential investigations regarding our former stock option grant practices, our reporting of prices used by government agencies or third parties in setting reimbursement rates, the introduction by other companies of generic or competing products, or the eligibility of our products for Medicaid, Medicare or other reimbursement; announcements by us or our competitors of technological innovations or new commercial products; delays in the development or approval of products; regulatory withdrawals of our products from the market; developments or disputes concerning patent or other proprietary rights; publicity regarding actual or potential medical results relating to products marketed by us or products under development; regulatory developments in both the U.S. and foreign countries; publicity regarding actual or potential acquisitions; public concern as to the safety of drug technologies or products; financial results which are different from securities analysts' forecasts; economic and other external factors; and period-to-period fluctuations in our financial results.

         FUTURE SALES OF COMMON STOCK COULD ADVERSELY AFFECT THE MARKET PRICE OF OUR CLASS A OR CLASS B COMMON STOCK.

         As of March 31, 2008, an aggregate of 3,697,049 shares of our Class A Common Stock and 236,415 shares of our Class B Common Stock were issuable upon exercise of outstanding stock options under our stock option plans, and an additional 96,405 shares of our Class A Common Stock and 1,212,500 shares of Class B Common Stock were reserved for the issuance of additional options and shares under these plans. In addition, as of March 31, 2008, 8,691,880 shares of Class A Common Stock were reserved for issuance upon conversion of $200.0 million principal amount of Notes, and 337,500 shares of our Class A Common Stock were reserved for issuance upon conversion of our outstanding 7% Cumulative Convertible Preferred Stock.

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

         MANAGEMENT SHAREHOLDERS CONTROL OUR COMPANY.

         At March 31, 2008, our directors and executive officers beneficially own approximately 16.4% of our Class A Common Stock and approximately 89.3% of our Class B Common Stock. As a result, these persons control approximately 57.3% of the combined voting power represented by our outstanding securities. These persons will retain effective voting control of our Company and are expected to continue to have the ability to effectively determine the outcome of any matter being voted on by our shareholders, including the election of directors and any merger, sale of assets or other change in control of our Company.

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

                   SQUARE                                                           LEASE              RENEWAL
                   FOOTAGE     USAGE                                                EXPIRES            OPTIONS
              --------------------------------------------------------------------------------------------------------------
              Leased Facilities
                   30,150      PDI Mfg./Whse.                                       11/30/12           5 Years(1)
                   10,000      PDI/KV Lab/Whse.                                     11/30/08           None
                   15,000      KV/PDI Office                                        02/29/10           2 Years
                   23,000      KV Office/R&D/Mfg.                                   12/31/11           5 Years(1)
                   41,316      KV Warehouse                                         11/30/16           None
                   33,860      Pharmaceutical Division Offices                      05/01/13           5 Years
                   ------
                  153,326

               Owned Facilities
                    126,168    KV Office/Mfg
                    121,472    KV Office/Whse./Lab(2)
                     87,250    KV Mfg.
                     88,850    KV Lab
                    302,940    KV Mfg/Whse/ETHEX/Ther-Rx Office (2)
                    259,990    ETHEX/Ther-Rx/PDI Distribution(2)
                     96,360    KV Warehouse
                     ------
                  1,083,030

         ----------------------------------------
         (1)  Two five-year options.

         (2) In March 2006, we entered into a $43.0 million mortgage loan agreement with one of our primary lenders secured, in part, by these properties. This loan bears interest at a rate of 5.91% and matures on April 1, 2021.

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

ITEM 3.  LEGAL PROCEEDINGS
         -----------------

         The information set forth under Note 12 - Commitments and Contingencies - of the Notes to Consolidated Financial Statements included in Part I, Item 8 of this report is incorporated in this
         Item 3 by reference.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         ---------------------------------------------------

         No matters were submitted to a vote of security holders during the fourth quarter of the Company's fiscal year ended March 31, 2008.

ITEM 4 A. EXECUTIVE OFFICERS OF THE REGISTRANT
          ------------------------------------

         The following is a list of current executive officers of our Company, their ages, their positions with our Company and their principal occupations for at least the past five years.

NAME                       AGE      POSITION HELD AND PAST EXPERIENCE
----------------------------------------------------------------------------------------------------------------------------------
Michael S. Anderson         59      Corporate Vice President, Industry Presence and Development since February 2006; Chief
                                    Executive Officer, Ther-Rx Corporation from February 2000 to February 2006.

Gregory S. Bentley          58      Senior Vice President and General Counsel since April 2006; Executive Vice President, General
                                    Counsel and Corporate Compliance Officer, AAI Pharma, Inc. from 1999 to April 2006.

Rita E. Bleser              52      President, Pharmaceutical Manufacturing Division since April 2007; Vice President,
                                    Technology, Tyco Healthcare from September 2001 to April 2007.

Paul T. Brady               45      Corporate Vice President, Business Development Administration, KV Pharmaceutical since 2007;
                                    President, Particle Dynamics, Inc. since 2003; Senior Vice President and General Manager,
                                    International Specialty Products Corporation from June 2002 to January 2003; Senior Vice
                                    President, Commercial Director, North and South America International Specialty Products from
                                    2000 to 2002.

Richard H. Chibnall         52      Vice President, Finance and Chief Accounting Officer since June 2005; Vice President, Finance from February 2000 to June 2005.

Raymond F. Chiostri         74      Corporate Vice President, KV Pharmaceutical since September 2006; Chairman and Chief Executive
                                    Officer of Particle Dynamics, Inc. from 1999 to September 2006.

Gregory J. Divis, Jr.       41      President, Ther-Rx Corporation since July 2007; Vice President, Business Development and Life
                                    Cycle Management, Sanofi-aventis U.S. from February 2006 to July 2007; Vice President Sales,
                                    Respiratory East, Sanofi-aventis U.S. from June 2004 to February 2006; Executive Director,
                                    Sales and Marketing National Accounts, Reliant Pharmaceuticals from December 2003 to June
                                    2004; Vice President and Country Manager United Kingdom and Ireland, Schering-Plough from May
                                    2002 to December 2003; Vice President, Field Operations Oncology-Biotech Division,
                                    Schering-Plough from October 2000 to April 2002.

Marc S. Hermelin(1)         66      Chairman of the Board and Chief Executive Officer since August 2006; Vice Chairman and Chief
                                    Executive Officer from 1975 to August 2006; Vice Chairman of the Board from 1974 to 1975.

Ronald J. Kanterman         53      Vice President, Chief Financial Officer, Treasurer and Assistant Secretary since March 2008;
                                    Vice President, Strategic Financial Management, Treasurer, and Assistant Secretary from
                                    March 2006 to February 2008; Vice President, Treasury from January 2004 to March 2006; Partner,
                                    Brown Smith Wallace, LLP from 1993 to January 2004; Partner, Arthur Andersen & Co., from 1987 to 1993.

Patricia K. McCullough      56      Chief Executive Officer, ETHEX Corporation since January 2006; Group Vice President, Business
                                    Development and Strategic Planning, Taro Pharmaceuticals from September 2003 to January 2006;
                                    Senior Vice President, Account Development, Cardinal Health from June 2000 to July 2003.

David A. Van Vliet          53      Chief Administration Officer since September 2006; Director from August 2004 to September
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

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS
         ----------------------------------------------------------------------
         AND ISSUER PURCHASES OF EQUITY SECURITIES
         -----------------------------------------

    a)   PRINCIPAL MARKET
         ----------------

         Our Class A Common Stock and Class B Common Stock are traded on the New York Stock Exchange under the symbols KV.A and KV.B, respectively.

    b)   APPROXIMATE NUMBER OF HOLDERS OF COMMON STOCK
         ---------------------------------------------

         The number of holders of record of Class A and Class B Common Stock as of March 31, 2008, was 893 and 313, respectively (not separately counting shareholders whose shares are held in "nominee" or "street" names, which are estimated to represent approximately 5,000 additional holders of Class A Common Stock and Class B Common Stock combined).

    c)   STOCK PRICE AND DIVIDEND INFORMATION
         ------------------------------------

         The high and low closing sales prices of our Class A and Class B Common Stock during each quarter of fiscal 2008 and 2007, as reported on the New York Stock Exchange were as follows:

                                                           CLASS A COMMON STOCK
                                                           --------------------

                                            FISCAL 2008                                       FISCAL 2007
                                            -----------                                       -----------
         QUARTER                      HIGH               LOW                          HIGH                LOW
         -------                      ----------------------                          -----------------------
         First...................... $28.35            $24.58                        $24.31             $17.50
         Second.....................  28.80             26.09                         23.94              16.90
         Third......................  31.34             27.16                         24.91              21.74
         Fourth.....................  28.20             24.71                         26.28              22.83

                                                           CLASS B COMMON STOCK
                                                           --------------------

                                            FISCAL 2008                                       FISCAL 2007
                                            -----------                                       -----------
         QUARTER                      HIGH               LOW                          HIGH                LOW
         -------                      ----------------------                          -----------------------
         First...................... $28.40            $24.61                        $24.27             $17.48
         Second.....................  28.90             25.96                         23.92              16.92
         Third......................  31.25             27.30                         24.86              21.78
         Fourth.....................  28.09             24.63                         26.21              22.71

         Since 1980, we have not declared or paid any cash dividends on our common stock and we do not plan to do so in the foreseeable future. No dividends may be paid on Class A Common Stock or Class B Common Stock unless all dividends on the Cumulative Convertible Preferred Stock have been declared and paid. Dividends must be paid on Class A Common Stock when, and if, we declare and distribute dividends on the Class B Common Stock. Dividends of $70,000 were paid in each of fiscal 2008 and 2007 on 40,000 shares of outstanding Cumulative Convertible Preferred Stock. There were no undeclared and unaccrued cumulative preferred dividends at March 31, 2008.

         Also, under the terms of our credit agreement, we may not pay cash dividends in excess of 25% of the prior fiscal year's consolidated net income. For the foreseeable future, we plan to use cash generated from operations for general corporate purposes, including funding potential acquisitions, research and development and working capital. Our board of directors reviews our dividend policy periodically. Any payment of dividends in the future will depend upon our earnings, capital requirements, financial condition and other factors considered relevant by our board of directors. See also Note 16 of the Notes to Consolidated Financial Statements for information relating to our equity compensation plans.

----------------------------------------------------------------------------------------------------------------------
                                        ISSUER PURCHASES OF EQUITY SECURITIES

---------------------------------------------------------------------------------------------------------------------
         PERIOD              TOTAL NUMBER OF            WEIGHTED            TOTAL NUMBER OF       MAXIMUM NUMBER OF
                            SHARES PURCHASED       AVERAGE PRICE PAID     SHARES PURCHASED AS     SHARES (OR UNITS)
                                   (a)                 PER SHARE            PART OF PUBLICLY       THAT MAY YET BE
                                                                           ANNOUNCED PLANS OR    PURCHASED UNDER THE
                                                                               PROGRAMS           PLANS OR PROGRAMS
------------------------- ---------------------- ----------------------- ---------------------- ----------------------
1/1/08 - 1/31/08                    104                  $27.61                    -                      -
---------------------------------------------------------------------------------------------------------------------
2/1/08 - 2/29/08                     37                  $27.51                    -                      -
---------------------------------------------------------------------------------------------------------------------
3/1/08 - 3/31/08                  1,247                  $25.46                    -                      -
---------------------------------------------------------------------------------------------------------------------
Total                             1,388                  $25.67                    -                      -
---------------------------------------------------------------------------------------------------------------------

(a) Shares were purchased from employees upon their termination pursuant to the terms of the Company's Stock Option Plan.

         EQUITY COMPENSATION PLAN INFORMATION

         The following information regarding compensation plans of the Company is furnished as of March 31, 2008, the end of the Company's most recently completed fiscal year.

                                         EQUITY COMPENSATION PLAN INFORMATION
                                            REGARDING CLASS A COMMON STOCK
----------------------------------------------------------------------------------------------------------------------
                                                                                              NUMBER OF SECURITIES
                                                                                            REMAINING AVAILABLE FOR
                                 NUMBER OF SECURITIES TO BE                                  FUTURE ISSUANCE UNDER
                                  ISSUED UPON EXERCISE OF     WEIGHTED-AVERAGE EXERCISE    EQUITY COMPENSATION PLANS
                                    OUTSTANDING OPTIONS,         PRICE OF OUTSTANDING        (EXCLUDING SECURITIES
                                    WARRANTS AND RIGHTS      OPTIONS, WARRANTS AND RIGHTS   REFLECTED IN COLUMN (a))
                                    -------------------      ----------------------------   ------------------------
         PLAN CATEGORY                      (a)                          (b)                          (c)
Equity compensation plans
approved by security holders (1)        3,697,049                      $19.09                       96,405

Equity compensation plans not
approved by security holders                   --                          --                           --
                                        ---------                      ------                       ------
             Total                      3,697,049                      $19.09                       96,405
                                        =========                                                   ======

-------------------------------

(1)      Consists of the Company's 1991 and 2001 Incentive Stock Option Plans.  See Note 16 of the Notes to Consolidated
         Financial Statements.

                                         EQUITY COMPENSATION PLAN INFORMATION
                                            REGARDING CLASS B COMMON STOCK
----------------------------------------------------------------------------------------------------------------------
                                                                                              NUMBER OF SECURITIES
                                                                                            REMAINING AVAILABLE FOR
                                 NUMBER OF SECURITIES TO BE                                  FUTURE ISSUANCE UNDER
                                  ISSUED UPON EXERCISE OF     WEIGHTED-AVERAGE EXERCISE    EQUITY COMPENSATION PLANS
                                    OUTSTANDING OPTIONS,         PRICE OF OUTSTANDING        (EXCLUDING SECURITIES
                                    WARRANTS AND RIGHTS      OPTIONS, WARRANTS AND RIGHTS   REFLECTED IN COLUMN (a))
                                    -------------------      ----------------------------   ------------------------
         PLAN CATEGORY                      (a)                          (b)                          (c)
Equity compensation plans
approved by security holders (1)          236,415                      $14.85                      1,212,500

Equity compensation plans not
approved by security holders                   --                          --                             --
                                          -------                      ------                      ---------
             Total                        236,415                      $14.85                      1,212,500
                                          =======                                                  =========

-------------------------------

(1) Consists of the Company's 1991 and 2001 Incentive Stock Option Plans. See Note 16 of the Notes to Consolidated Financial Statements.

         STOCK PRICE PERFORMANCE GRAPH

         Set forth below is a line-graph presentation comparing cumulative shareholder returns for the last five fiscal years on an indexed basis with the NYSE Composite Index and the S&P Pharmaceuticals Index, a nationally recognized industry standard index. The graph assumes the investment of $100 in Company Class A Common Stock and $100 in Class B Common Stock, the NYSE Composite Index, and the S&P Pharmaceuticals Index on March 31, 2003, and reinvestment of all dividends. The Company's stock performance may not continue into the future with the same or similar trends depicted in the graph below.

              [COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN GRAPH]

                                                                   YEARS ENDED MARCH 31,
                                                                   ---------------------
                                               2004          2005          2006          2007          2008
                                               ----          ----          ----          ----          ----
K-V PHARMACEUTICAL COMPANY                    210.92        200.13        201.57        202.83        203.75
NYSE COMPOSITE                                142.52        158.13        185.71        213.48        207.39
S&P PHARMACEUTICALS                           105.12        100.38        101.53        113.21        104.33

ITEM 6. SELECTED FINANCIAL DATA
        -----------------------

The following selected consolidated financial data should be read in conjunction with our consolidated financial statements and the notes thereto in Part II, Item 8 and "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II, Item 7 of this report. The selected consolidated financial data presented below under the captions "BALANCE SHEET DATA" and "INCOME STATEMENT DATA" as of and for each of the years in the five-year period ended March 31, 2008 is derived, with respect to the years ended March 31, 2008, 2007 and 2006, from our audited consolidated financial statements, and, with respect to the years ended March 31, 2005 and 2004, from the selected financial data of the Company included in our Form 10-K for the year ended March 31, 2007. The consolidated financial statements as of March 31, 2008 and 2007, and for each of the years in the three-year period ended March 31, 2008, which have been audited by KPMG LLP, our independent registered public accounting firm, are included in Part II, Item 8 of this report.

BALANCE SHEET DATA
(in thousands)                                                                       MARCH 31,
                                                 -------------------------------------------------------------------------------
                                                   2008              2007              2006              2005             2004
                                                 --------          --------          --------          --------         --------
Cash, cash equivalents and
     marketable securities                       $126,893          $240,386          $207,469          $205,519         $226,911
Working capital                                    88,764           372,291           304,958           296,240          301,604
Property and equipment, net                       196,200           186,900           178,042           131,624           75,777
Total assets                                      869,027           707,783           619,313           558,952          527,679
Current liabilities                               280,655            59,179            44,332            41,577           55,745
Long-term debt                                     67,432           239,451           241,319           209,767          210,741
Shareholders' equity                              459,282           364,827           302,999           286,477          252,721

INCOME STATEMENT DATA
(in thousands, except per share data)                                          YEARS ENDED MARCH 31,
                                                --------------------------------------------------------------------------------
                                                   2008              2007              2006              2005             2004
                                                ---------         ---------         ---------         ---------        ---------
Net revenues                                    $ 601,896         $ 443,627         $ 367,640         $ 304,656        $ 282,994
Operating income (a)(b)                           130,370            88,156            36,157            51,684           70,600
Net income (a)(b)                                  88,354            58,090            11,416            31,217           41,700
Earnings per share:
    Diluted - Class A common                    $    1.57         $    1.05         $    0.23         $    0.60        $    0.78
    Diluted - Class B common                         1.35              0.91              0.20              0.52             0.68
Shares used in per share calculation:
    Diluted - Class A common                       59,144            58,953            49,997            58,633           57,792
    Diluted - Class B common                       12,281            12,489            13,113            15,072           16,175
Preferred stock dividends                       $      70         $      70         $      70         $      70        $     436

----------------------
(a) Operating income in fiscal 2008 included purchased in-process research and development expenses of $10.0 million and $7.5 million recorded in connection with the Evamist(TM) and Gestiva(TM) acquisitions, respectively (see Note 3 of the Notes to the Consolidated Financial Statements). The impact of these items was to decrease net income on an after-tax basis by $11.7 million in fiscal 2008.

(b) Operating income in fiscal 2006 included an expense of $30.4 million recognized in connection with the FemmePharma acquisition that consisted of $29.6 million for acquired in-process research and development and $0.9 million for direct expenses related to the transaction (see Note 3 of the Notes to Consolidated Financial Statements). The impact of this item, which is not deductible for tax purposes, was to decrease net income by $30.4 million in fiscal 2006.

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

         We have a diverse portfolio of drug delivery technologies which we leverage to create technologically- distinguished brand name and specialty generic products. We have developed and patented 15 drug delivery and formulation technologies primarily in four principal areas: SITE RELEASE(R), oral controlled release, tastemasking and oral quick dissolving tablets. We incorporate these technologies in the products we market to control and improve the absorption and utilization of active pharmaceutical compounds. These technologies provide a number of benefits, including reduced frequency of administration, reduced side effects, improved drug efficacy, enhanced patient compliance and improved taste.

         Our drug delivery technologies allow us to differentiate our products in the marketplace, both in the branded and generic/non-branded pharmaceutical areas. We believe that this differentiation provides substantial competitive advantages for our products, allowing us to establish a strong record of growth and profitability and a leadership position in certain segments of our industry.

         RESULTS OF OPERATIONS

         Net revenues for fiscal 2008 increased $158.3 million, or 35.7%, as we experienced sales growth of 56.1% in our specialty generics/non-branded products segment. The increase in specialty generic net revenues resulted primarily from the launch in July 2007 of the 100 mg and 200 mg strengths of metoprolol succinate extended-release tablets, which along with the 25 mg approved and launched in March 2008, generated net revenues of $120.0 million in fiscal 2008. The resulting $119.0 million increase in gross profit was offset in part by a $76.8 million increase in operating expenses. The increase in operating expenses was primarily due to increases in personnel costs, branded marketing and promotions expense, legal fees, research and development expense, and amortization of intangibles. Operating expenses for fiscal 2008 also included purchased in-process research and development expenses of $10.0 million and $7.5 million recorded in connection with the Evamist(TM) and Gestiva(TM) acquisitions, respectively (see Note 3 of the Notes to the Consolidated Financial Statements). As a result, net income for fiscal 2008 increased $30.3 million, or 52.1%, to $88.4 million.

         FISCAL 2008 COMPARED TO FISCAL 2007

         NET REVENUES BY SEGMENT
         -----------------------

                                                   YEARS ENDED MARCH 31,
                                               ----------------------------------------------------
                                                                                      CHANGE
                                                                                -------------------
    ($ IN THOUSANDS):                               2008          2007               $          %
                                               -------------  ------------      ----------    -----
Branded products                               $     214,863  $    188,681      $   26,182     13.9%
   as % of net revenues                                 35.7%         42.5%
Specialty generics/non-branded                       367,862       235,594         132,268     56.1%
   as % of net revenues                                 61.1%         53.1%
Specialty materials                                   18,020        17,436             584      3.3%
   as % of net revenues                                  3.0%          3.9%
Other                                                  1,151         1,916            (765)   (39.9)%
                                               -------------  ------------      ----------
   Total net revenues                          $     601,896  $    443,627      $  158,269     35.7%

         The increase in branded product sales was due primarily to continued sales growth of our anti-infective brand, Clindesse(R), coupled with increased sales from our prescription prenatal and hematinic product lines. Sales of Clindesse(R) increased 27.4% to $40.5 million during fiscal 2008 due to an increase in prescription volume of 27.4% coupled with the impact of price increases over the past year. Sales from our PreCare(R) product line increased 13.7% to $82.5 million during fiscal 2008. This increase was primarily due to sales growth experienced by PrimaCare ONE(R) and PreCare Premier(R), coupled with product line price increases. Specifically sales of PrimaCare ONE(R) increased $13.3 million, or 30.3%, to $57.0 million in fiscal 2008. This increase reflected the impact of price increases over the past 12 months coupled with continued market share gains as PrimaCare ONE(R)'s share of the prescription prenatal vitamin market improved to 27.2% at the end of the fiscal 2008, up from 23.1% at the end of fiscal 2007. During June 2008, a third party company has introduced a product that purports to be substitutable for PrimaCare ONE(R), and we are currently in litigation with this company with respect to patent and trademark infringement and other claims. See Note 12 of the Notes to Consolidated Financial Statements. Sales of our hematinic products increased 11.6% to $53.8 million in fiscal 2008, which primarily reflected sales growth of our newest hematinic product, Repliva 21/7(R). Sales of Gynazole-1(R), our vaginal antifungal cream product, declined 2.7% to $24.0 million during fiscal 2008. The fluctuation in Gynazole-1(R) sales reflected the impact of a decline in market share, offset in part by price increases that occurred in the first and fourth quarters of fiscal 2008. Branded product sales were also impacted by the introduction of Evamist(TM) at the end of fiscal 2008. Evamist(TM), a unique transdermal estrogen therapy that delivers a low dose of estradiol in a once-daily spray, was acquired in May 2007 and received FDA approval in July 2007. We began shipping this new product at the end of March 2008 and generated fiscal 2008 sales of $2.0 million. We believe Evamist(TM) will significantly augment the women's health offerings of our branded segment as we leverage the promotion of this product through our expanded branded sales force.

         The growth in specialty generic/non-branded sales resulted primarily from the launch in July 2007 of the 100 mg and 200 mg strengths of metoprolol succinate extended-release tablets, the generic version of Toprol-XL(R) (marketed by AstraZeneca). In fiscal 2006, we received a favorable court ruling in a Paragraph IV patent infringement action filed against us by AstraZeneca based on our ANDA submissions to market these generic formulations. Since we were the first company to file with the FDA for generic approval of the 100 mg and 200 mg dosage strengths, we were accorded the opportunity for a 180-day exclusivity period for marketing these two dosage strengths. We began shipping these two products in July 2007 and they generated net revenues of $119.1 million during fiscal 2008. We received FDA approval to market the 25 mg strength of metoprolol succinate extended-release tablets in March 2008 and began shipping this product at that time. Sales of this product totaled $0.9 million in fiscal 2008. In addition, we received FDA approval to market the 50 mg strength of metoprolol succinate extended-release tablets in May 2008. As a result of the recent 50 mg approval, we now offer the complete line of all four dosage strengths of metoprolol succinate extended-release tablets - 200 mg, 100 mg, 50 mg and 25 mg - and as of March 2008, we had a 69.1% and 72.5% share of the generic market according to IMS Inc. for the 200 mg and 100 mg strengths, respectively. Our specialty generic sales for the year were also favorably impacted by sales of six strengths of Diltiazem HCI ER Capsules (AB rated to Tiazac(R)) which we launched in September 2006. These products generated net revenues of $22.1 million in fiscal 2008, an increase of $10.5 million over the prior year amount.

         GROSS PROFIT BY SEGMENT
         -----------------------

                                                   YEARS ENDED MARCH 31,
                                               ---------------------------------------------------
                                                                                      CHANGE
                                                                              --------------------
    ($ IN THOUSANDS):                               2008          2007             $          %
                                               ------------   -----------     ----------    ------
Branded products                              $     192,666  $   167,864      $   24,802      14.8%
   as % of net revenues                                89.7%        89.0%
Specialty generics/non-branded                      232,182      138,272          93,910      67.9%
   as % of net revenues                                63.1%        58.7%
Specialty materials                                   7,173        6,005           1,168      19.5%
   as % of net revenues                                39.8%        34.4%
Other                                               (16,680)     (15,777)           (903)     (5.7)%
                                              -------------  -----------      ----------
   Total gross profit                         $     415,341  $   296,364      $  118,977      40.1%
      as % of total net revenues                       69.0%        66.8%

         The increase in gross profit was primarily due to the sales growth experienced by our specialty generics and branded products segments. The increase in specialty generic sales resulted primarily from the launch in July 2007 of the 100 mg and 200 mg strengths of metoprolol succinate extended-release tablets, which along with the 25 mg approved and launched in March 2008, generated net revenues of $120.0 million in fiscal 2008. Since we were the first company to file with the FDA for generic approval of the 100 mg and 200 mg dosage strengths, we were accorded the opportunity for a 180-day exclusivity period for marketing these two dosage strengths. The gross profit percentages at our specialty generic/non-branded segment and on a consolidated basis increased over the prior year because the 180-day exclusivity period allowed us to offer the 100 mg and 200 mg strengths of metoprolol succinate extended-release tablets at relatively higher margins than our other generic/non-branded products. Impacting the "Other" category are contract manufacturing revenues, pricing and production variances, and changes to inventory reserves associated with production. Any inventory reserve changes associated with finished goods are reflected in the applicable segment. During fiscal 2008, the provision for obsolete inventory increased to $18.8 million compared to $12.0 million in fiscal 2007. The increase in the provision for obsolete inventory was primarily due to the impact of the FDA hold on certain unapproved specialty generic products that occurred in March 2008. We included in the reserve for obsolete inventory $5.5 million for all of the unapproved specialty generic products subject to the FDA hold, including the raw materials used to manufacture the products and work-in-process inventories that we had on hand at March 31, 2008.

         RESEARCH AND DEVELOPMENT
         ------------------------

                                                  YEARS ENDED MARCH 31,
                                                ---------------------------------------------------
                                                                                      CHANGE
                                                                                ------------------
    ($ IN THOUSANDS):                               2008        2007                $          %
                                                -----------  -----------        ----------    ----
Research and development                        $    46,634  $    31,462        $   15,172    48.2%
   as % of net revenues                                 7.7%         7.1%

         The increase in research and development expense was primarily due to a growing product development pipeline, continued active development of various branded and generic/non-brand products in our internal and external pipelines, and increased personnel expenses related to the growth of our research and development staff.

         PURCHASED IN-PROCESS RESEARCH AND DEVELOPMENT
         ---------------------------------------------

                                                   YEARS ENDED MARCH 31,
                                                -----------------------------------------------------
                                                                                        CHANGE
                                                                                 --------------------
    ($ IN THOUSANDS):                               2008         2007                 $           %
                                                -----------  -----------         -----------    -----
Purchased in-process research
         and development                        $    17,500  $     -             $    17,500      NM

         In May 2007, we acquired from VIVUS, Inc the U.S. marketing rights to Evamist(TM), a new estrogen replacement therapy product delivered with a patented metered-dose transdermal spray system (see Note 3 of the Notes to Consolidated Financial Statements). Under terms of the agreement, we paid $10.0 million in cash at closing and made additional cash payments of $141.5 million in July 2007 when final approval of the product was received from the FDA. Since the product had not yet obtained FDA approval when the initial payment was made at closing, we recorded a $10.0 million purchased in-process research and development charge in fiscal 2008.

         In January 2008, we entered into a definitive asset purchase agreement with CYTYC to acquire the U.S. and worldwide rights to Gestiva(TM) (17-alpha hydroxyprogesterone caproate). The NDA for Gestiva(TM) is currently before the FDA, pending approval for use in the prevention of preterm birth in certain categories of pregnant women. Under the terms of the asset purchase agreement, we agreed to pay $82.0 million for Gestiva(TM), $7.5 million of which was paid at closing. Because the product had not obtained FDA approval when the initial payment was made, we recorded the $7.5 million payment as in-process research and development expense in fiscal 2008.

         SELLING AND ADMINISTRATIVE
         --------------------------

                                                    YEARS ENDED MARCH 31,
                                                  -----------------------------------------------
                                                                                      CHANGE
                                                                                 ----------------
    ($ IN THOUSANDS):                                2008           2007             $         %
                                                  ---------      ---------       --------    ----
Selling and administrative                        $ 208,206      $ 171,936       $ 36,270    21.1%
  as % of net revenues                                 34.6%          38.8%

         The increase in selling and administrative expenses was primarily due to:

              o $13.9 million increase in personnel costs due to increases in management, sales and other personnel;

              o $8.3 million increase in branded marketing and promotions expense;

              o $2.3 million increase in travel and auto leasing costs at our branded products segment;

              o $4.0 million increase in legal and professional expense commensurate with an increase in litigation activity; and

              o $4.5 million increase in costs associated with redistribution fees paid to major wholesalers and chains. Redistribution fees are fees paid to large customers for single point shipping services which allow manufacturers to ship to a single location rather than to multiple customer warehouse locations.

         AMORTIZATION AND IMPAIRMENT OF INTANGIBLE ASSETS
         ------------------------------------------------
                                                      YEARS ENDED MARCH 31,
                                                    --------------------------------------------
                                                                                     CHANGE
                                                                                ----------------
    ($ IN THOUSANDS):                                   2008        2007           $         %
                                                    ----------  -----------     -------    -----
Amortization and impairment of intangible assets    $   12,631  $     4,810     $ 7,821    162.6%
    as % of net revenues                                   2.1%         1.1%

         The increase in the amortization of intangible assets of $6.7 million was primarily due to the purchase of Evamist(TM) in May 2007 and the impact of intangible assets that we recorded thereon (see Note 3 of the Notes to Consolidated Financial Statements). Under terms of the purchase agreement, we made two cash payments: $10.0 million was paid in May 2007 and expensed as in-process research and development and $141.5 million was paid in July 2007 when final approval of the product was received from the FDA. The preliminary purchase price allocation, which is subject to change based on the final fair value assessment, resulted in estimated identifiable intangible assets of $52.4 million to product rights; $15.2 million to trademark rights; $66.4 million to rights under a sublicense agreement; and, $7.5 million to a covenant not to compete. Upon FDA approval in July 2007, we began amortizing the product rights, trademark rights and rights under the sublicense agreement over 15 years and the covenant not to compete over nine years.

         During the year ended March 31, 2008, we recognized an impairment charge of $1.1 million for the intangible asset related to a product right acquired under an external development agreement. Price erosion on the product eliminated the economics of marketing the product. The entire balance of the intangible asset was written-off as the product is no longer expected to generate positive future cash flows.

         OPERATING INCOME
         ----------------
                                                   YEARS ENDED MARCH 31,
                                               -------------------------------------------------
                                                                                    CHANGE
                                                                              ------------------
    ($ IN THOUSANDS):                             2008          2007              $           %
                                               ---------      --------        ---------     ----
Operating income                               $ 130,370      $ 88,156        $  42,214     47.9%


         The improvement in operating income was primarily due to sales of the 100 mg and 200 mg strengths of metoprolol succinate extended-release tablets. We began shipping these two products in July 2007 and they generated net revenues of $119.1 million during the year. The related increase in gross profit of $119.0 million was offset in part by a $76.8 million increase in operating expenses, which included purchased in-process research and development expenses of $10.0 million and $7.5 million recorded in connection with the Evamist(TM) and Gestiva(TM) acquisitions, respectively (see Note 3 of the Notes to the Consolidated Financial Statements). Excluding the effect of the $17.5 million of purchased in-process research and development expense, operating income for fiscal 2008 would have increased $59.7 million, or 67.7%.

         INTEREST EXPENSE
         ----------------
                                                YEARS ENDED MARCH 31,
                                               ---------------------------------------------
                                                                                 CHANGE
                                                                            ----------------
    ($ IN THOUSANDS):                             2008        2007             $          %
                                               ---------    -------         -------     ----
Interest expense                               $  10,353    $ 8,985         $ 1,368     15.2%

         The increase in interest expense was primarily the result of interest incurred on the $50.0 million of borrowings made under our credit facility in August 2007. The advance against our credit facility was used, along with cash on hand, to fund the $141.5 million payment for the purchase of Evamist(TM) (see Note 3 of the Notes to

         Consolidated Financial Statements). We repaid $20.0 million of the borrowing against our credit facility in November 2007.

         INTEREST AND OTHER INCOME
         -------------------------
                                                 YEARS ENDED MARCH 31,
                                               ------------------------------------------------
                                                                                    CHANGE
                                                                               ----------------
    ($ IN THOUSANDS):                              2008          2007             $         %
                                                ----------     -------         -------     ----
Interest and other income                       $   11,646     $ 9,901         $ 1,745     17.6%

         The increase in interest and other income resulted primarily from an increase in the weighted average interest rate earned on short-term investments. The increase in the weighted average interest rate resulted principally from a restructuring of the investment portfolio in the prior year from short-term tax-exempt securities to short-term taxable securities.

         PROVISION FOR INCOME TAXES
         --------------------------
                                                 YEARS ENDED MARCH 31,
                                               -------------------------------------------------
                                                                                      CHANGE
                                                                              ------------------
($ IN THOUSANDS EXCEPT PER SHARE DATA):           2008           2007             $          %
                                               ---------      ---------       ---------     ----
Provision for income taxes                     $  43,309      $  32,958       $  10,351     31.4%
  effective tax rate                                32.9%          37.0%

         The lower effective tax rate in fiscal 2008 resulted primarily from the reversal of certain tax liabilities associated with tax positions from previous years that were determined to no longer be necessary as the relevant statute of limitations had expired. The effective tax rates for both the current and prior periods were favorably impacted by the domestic manufacturer's deduction and the use of business credits. (See Note 15 of the Notes to Consolidated Financial Statements). The fiscal 2007 tax rate was adversely affected by the recording of additional liabilities associated with tax positions claimed on filed tax returns.

         NET INCOME AND DILUTED EARNINGS PER SHARE
         -----------------------------------------
                                                 YEARS ENDED MARCH 31,
                                               -------------------------------------------------
                                                                                    CHANGE
                                                                              ------------------
($ IN THOUSANDS EXCEPT PER SHARE DATA):          2008           2007              $          %
                                               --------       --------        ---------     ----
Net income                                     $ 88,354       $ 58,090        $  30,264     52.1%
    Diluted earnings per Class A share             1.57           1.05             0.52     49.5%
    Diluted earnings per Class B share             1.35           0.91             0.44     48.4%

         The improvement in net income per share was primarily due to sales of the 100 mg and 200 mg strengths of metoprolol succinate extended-release tablets. We began shipping these two products in July 2007 and along with the approval and launch of the 25 mg in March 2008, they generated net revenues of $120.0 million during the year. The increase in gross profit of $119.0 million was offset in part by a $76.8 million increase in operating expenses, which included purchased in-process research and development expenses of $10.0 million and $7.5 million recorded in connection with the Evamist(TM) and Gestiva(TM) acquisitions, respectively (see Note 3 of the Notes to the Consolidated Financial Statements). Excluding the effect of the purchased in-process research and development expense, net income for fiscal 2008 would have increased $42.0 million, or 72.3%.

         FISCAL 2007 COMPARED TO FISCAL 2006

         NET REVENUES BY SEGMENT
         -----------------------
                                                   YEARS ENDED MARCH 31,
                                               ---------------------------------------------------
                                                                                      CHANGE
                                                                                -------------------
    ($ IN THOUSANDS):                               2007          2006              $           %
                                               ------------   ------------      ----------     ----
Branded products                               $     188,681  $    145,503      $   43,178     29.7%
   as % of net revenues                                 42.5%         39.6%
Specialty generics/non-branded                       235,594       203,787          31,807     15.6%
   as % of net revenues                                 53.1%         55.4%
Specialty materials                                   17,436        16,988             448      2.6%
   as % of net revenues                                  3.9%          4.6%
Other                                                  1,916         1,362             554     40.7%
                                               -------------  ------------      ----------
   Total net revenues                          $     443,627  $    367,640      $   75,987     20.7%

         The increase in branded product sales was due primarily to continued sales growth from our prescription prenatal and hematinic product lines coupled with increased sales of our anti-infective brand, Clindesse(R). Sales from our PreCare(R) product line increased 44.1% to $72.5 million during fiscal 2007. This increase was primarily due to sales growth experienced by PrimaCare ONE(R), the introduction of PreCare Premier(R) and product line price increases that occurred over the past 12 months. Sales of PrimaCare ONE(R) in fiscal 2007 increased $22.3 million, or 104.2%, due primarily to market share gains over the past two years. Specifically, PrimaCare ONE(R) experienced an increase in prescription volume of 101.9% during fiscal 2007. Sales from our hematinic products increased 31.0% to $48.2 million in fiscal 2007. These increases primarily reflected $8.3 million of incremental sales of Repliva 21/7(R), a new hematinic product introduced in the second quarter of fiscal 2006, coupled with increased sales from our Niferex(R) products. Clindesse(R), a single-dose prescription cream therapy indicated to treat bacterial vaginosis, experienced sales growth of 44.6% to $31.8 million during fiscal 2007 as our share of the prescription intravaginal bacterial vaginosis market increased to 26.4% at the end of fiscal 2007. Sales of Clindesse(R) in fiscal 2007 also reflected the impact of a price increase in September 2006.

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

         GROSS PROFIT BY SEGMENT
         -----------------------
                                                   YEARS ENDED MARCH 31,
                                               ----------------------------------------------------
                                                                                      CHANGE
                                                                               --------------------
    ($ IN THOUSANDS):                               2007          2006              $           %
                                               ------------   -----------      ----------    ------
Branded products                               $    167,864   $   128,572      $   39,292      30.6%
   as % of net revenues                                89.0%         88.4%
Specialty generics/non-branded                      138,272       111,907          26,365      23.6%
   as % of net revenues                                58.7%         54.9%
Specialty materials                                   6,005         4,732           1,273      26.9%
   as % of net revenues                                34.4%         27.9%
Other                                               (15,777)       (1,506)        (14,271)   (947.6)%
                                               ------------   -----------      ----------
   Total gross profit                          $    296,364   $   243,705      $   52,659      21.6%
      as % of total net revenues                       66.8%         66.3%


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

         RESEARCH AND DEVELOPMENT
         ------------------------
                                                  YEARS ENDED MARCH 31,
                                               ---------------------------------------------------
                                                                                      CHANGE
                                                                                ------------------
    ($ IN THOUSANDS):                               2007          2006              $           %
                                               ------------   ------------      ----------     ---
Research and development                       $     31,462   $     28,886      $    2,576     8.9%
   as % of net revenues                                 7.1%           7.9%

         The increase in research and development expense was due to increased spending on bioequivalence studies as we continued active development of various brand and non-brand/generic products in our internal and external pipelines, coupled with an increase in research and development personnel.

         PURCHASED IN-PROCESS RESEARCH AND DEVELOPMENT
         ---------------------------------------------
                                                   YEARS ENDED MARCH 31,
                                               ---------------------------------------------------
                                                                                      CHANGE
                                                                                -------------------
    ($ IN THOUSANDS):                               2007          2006              $           %
                                               ------------   ------------      ----------     ----
Purchased in-process research
   and development                             $     -        $     30,441      $  (30,441)     NM

         During fiscal 2006, we recorded expense of $30.4 million in connection with the FemmePharma acquisition (see Note 3 of the Notes to the Consolidated Financial Statements) "Acquisitions and License Agreement" that consisted of $29.6 million for acquired in-process research and development and $0.9 million in direct expenses related to the transaction. The valuation of acquired in-process research and development represents the estimated fair value of the worldwide marketing rights to an endometriosis product we acquired as part of the FemmePharma acquisition that, at the time of the acquisition, had no alternative future use and for which technological feasibility had not been established.

         SELLING AND ADMINISTRATIVE
         --------------------------
                                                  YEARS ENDED MARCH 31,
                                               --------------------------------------------------
                                                                                     CHANGE
                                                                               ------------------
    ($ IN THOUSANDS):                             2007           2006              $           %
                                               ---------      ---------        ---------     ----
Selling and administrative                     $ 171,936      $ 143,437        $  28,499     20.0%
  as % of net revenues                              38.8%          39.0%

         The increase in selling and administrative expense was primarily due to:

              o $14.8 million increase in personnel costs due to increases in management and other personnel;
              o $3.4 million increase in branded marketing and promotions expense and
              o $2.2 million increase in expense resulting from facility expansion.

         The increase in personnel costs included $3.1 million of incremental stock-based compensation expense resulting from the adoption of SFAS 123R, "Share-Based Payment," and an increase in accrued payroll taxes, interest and penalties associated with the disqualification of certain stock options. We adopted SFAS 123R using the modified prospective method and, as a result, did not retroactively adjust results from prior periods. Prior to the adoption of SFAS 123R, we accounted for stock-based compensation using the intrinsic value method prescribed in APB 25.

         AMORTIZATION OF INTANGIBLE ASSETS
         ---------------------------------
                                                    YEARS ENDED MARCH 31,
                                                    ------------------------------------------
                                                                                    CHANGE
                                                                                --------------
    ($ IN THOUSANDS):                                 2007      2006              $         %
                                                    -------   -------           -----      ---
Amortization of intangible assets                   $ 4,810   $ 4,784           $  26      0.5%
    as % of net revenues                                1.1%      1.3%

         The increase in amortization of intangible assets was due primarily to an increase in amortization of patent and trademark costs.

         OPERATING INCOME
         ----------------
                                                 YEARS ENDED MARCH 31,
                                               ----------------------------------------------------
                                                                                      CHANGE
                                                                                --------------------
    ($ IN THOUSANDS):                            2007           2006                $           %
                                               --------       --------          ---------      -----
Operating income                               $ 88,156       $ 36,157          $  51,999      143.8%

         The improvement in operating income was partially due to the $30.4 million of expense we recorded during fiscal 2006 in connection with the FemmePharma acquisition. Excluding the effect of this $30.4 million of expense, operating income for fiscal 2007 would have increased $21.6 million, or 32.4%.

         INTEREST EXPENSE
         ----------------
                                                YEARS ENDED MARCH 31,
                                               -----------------------------------------------
                                                                                   CHANGE
                                                                              ----------------
    ($ IN THOUSANDS):                            2007         2006               $         %
                                               -------      -------           -------     ----
Interest expense                               $ 8,985      $ 6,045           $ 2,940     48.6%

         The increase in interest expense resulted from interest incurred on the $43.0 million mortgage loan we entered into in March 2006 coupled with the completion of a number of sizable capital projects during fiscal 2006 and the related reduced level of capitalized interest recorded on those projects.

         INTEREST AND OTHER INCOME
         -------------------------
                                                YEARS ENDED MARCH 31,
                                               -----------------------------------------------
                                                                                   CHANGE
                                                                              ----------------
    ($ IN THOUSANDS):                            2007         2006               $         %
                                               -------      -------           -------     ----
Interest and other income                      $ 9,901      $ 5,737           $ 4,164     72.6%

         The increase in interest and other income resulted primarily from an increase in the average balance of invested cash coupled with an increase in the weighted average interest rate earned on short-term investments. The increase in the weighted average interest rate was due to higher short-term market interest rates.

         PROVISION FOR INCOME TAXES
         --------------------------
                                                 YEARS ENDED MARCH 31,
                                               -------------------------------------------------
                                                                                     CHANGE
                                                                                ----------------
    ($ IN THOUSANDS):                            2007           2006               $         %
                                               --------       --------          -------     ----
Provision for income taxes                     $ 32,958       $ 24,433          $ 8,525     34.9%
  effective tax rate                               37.0%          68.2%

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

         NET INCOME AND DILUTED EARNINGS PER SHARE
         -----------------------------------------
                                                 YEARS ENDED MARCH 31,
                                               -----------------------------------------------
                                                                                  CHANGE
                                                                            ------------------
    ($ IN THOUSANDS):                            2007           2006            $          %
                                               --------       --------      ---------    -----
Net income                                     $ 58,090       $ 11,416      $  46,674    408.9%
    Diluted earnings per Class A share             1.05           0.23           0.82    356.5%
    Diluted earnings per Class B share             0.91           0.20           0.71    355.0%

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

         LIQUIDITY AND CAPITAL RESOURCES
         -------------------------------

         The Company reports cash and cash equivalents and working capital of $86.3 million and $88.8 million, respectively, at March 31, 2008, compared to $82.6 million and $372.3 million, respectively, at March 31, 2007. The decrease in working capital resulted primarily from the $200.0 million principal amount of Convertible Subordinated Notes (the "Notes") that we classified as a current liability at March 31, 2008 due to the holders having the right to require us to repurchase all or a portion of their Notes on May 16, 2008. Working capital was also reduced in fiscal 2008 by the reclassification of $81.5 million of auction rate securities from current assets to non-current assets (see Note 4 of the Notes to Consolidated Financial Statements).

         The primary source of operating cash flow used in the funding of our businesses continues to be internally generated funds from product sales. Our net cash flow from operating activities of $122.4 million in fiscal 2008 resulted primarily from net income adjusted for non-cash items.

         Net cash flow used in investing activities included capital expenditures of $23.7 million in fiscal 2008 compared to $25.1 million for the prior year. Investing activities in fiscal 2008 also consisted of two cash payments made under the Evamist(TM) purchase agreement: $10.0 million was paid in May 2007 and expensed as in-process research and development and $141.5 million was paid in July 2007 when final approval of the product was received from the FDA. The preliminary purchase price allocation, which is subject to change based on the final fair value assessment, resulted in estimated identifiable intangible assets of $52.4 million to product rights; $15.2 million to trademark rights; $66.4 million to rights under a sublicense agreement; and $7.5 million to a covenant not to compete. Upon FDA approval in July 2007, we began amortizing the product rights, trademark rights and rights under the sublicense agreement over 15 years and the covenant not to compete over nine years. In addition, other investing activities in fiscal 2008 included a $7.5 million payment we made when we acquired the U.S. and worldwide rights to Gestiva(TM) in January 2008. Because the product had not obtained FDA approval when the initial payment was made at closing, we recorded the $7.5 million as in-process research and development expense. The remainder of the purchase price is payable on the completion of two milestones: (1) $2.0 million on the earlier to occur of the seller's receipt of acknowledgement from the FDA that their response to the FDA's October 20, 2006 "approvable" letter is sufficient for the FDA to proceed with their review of the NDA or the receipt of FDA's approval of the Gestiva(TM) NDA and (2) $72.5 million on FDA approval of a Gestiva(TM) NDA, transfer of all rights in the NDA to us and receipt by us of defined launch quantities of finished Gestiva(TM) suitable for commercial sale. We expect approval of the Gestiva(TM) NDA in fiscal 2009. Finally, other investing activities for 2008 included $125.4 million and $158.8 million of purchases and sales, respectively, of investment securities classified as available for sale.

         At March 31, 2008, we had invested $83.9 million in principal amount of auction rate securities ("ARS"). Our investments in ARS represent interests in securities that have student loans as collateral that are guaranteed by the U.S. Government. Accordingly, ARS that are backed by student loans are viewed as having low default risk and very low risk of downgrade. The interest rates on these securities are reset through an auction process that resets the applicable interest rate at pre-determined intervals, up to 35 days. The auctions have historically provided a liquid market for these securities. The ARS investments held by us all had AAA credit ratings at the time of purchase and at the end of our fiscal 2008 year end. With the liquidity issues experienced in global credit and capital markets, the ARS held by us at March 31, 2008 experienced failed auctions beginning in February 2008 as the amount of securities submitted for sale exceeded the amount of purchase orders. Given the failed auctions, our ARS will continue to be illiquid until there is a successful auction for them. We cannot predict how long the current imbalance in the auction rate market will continue. The estimated fair value of our ARS holdings at March 31, 2008 was $81.5 million, which reflected a $2.4 million difference from the principal amount of $83.9 million. The estimated fair value of the ARS was based on a discounted cash flow model that considered, among other factors, the time to work out the market disruption in the traditional trading mechanism, the stream of cash flows (coupons) earned until maturity, the prevailing risk free yield curve, credit spreads applicable to a portfolio of student loans with various tenures and ratings and an illiquidity premium. These factors were used in a Monte Carlo simulation based methodology to derive the estimated fair value of the ARS. Although the ARS continue to pay interest according to their stated terms, we recorded during the fourth quarter of fiscal 2008 an unrealized loss of $1.6 million, net of tax, as a reduction to shareholders' equity in accumulated other comprehensive loss, reflecting adjustments to the ARS holdings that we have concluded have a temporary decline in value.

         ARS have historically been classified as short-term marketable securities in our consolidated balance sheet. Given the failed auctions, we have reclassified the $81.5 million of ARS as of March 31, 2008 from current assets to non-current assets (see Note 4 to the Notes to Consolidated Financial Statements). We believe that as of March 31, 2008, based on our current cash, cash equivalents and marketable securities balances of $126.9 million and our current borrowing capacity under our credit facility of $290.0 million, the current lack of liquidity in the auction rate market will not have a material impact on our ability to fund our operations or interfere with our external growth plans, although we cannot assure you that this will continue to be the case.

         Our debt balance, including current maturities, was $269.5 million at March 31, 2008 compared to $241.3 million at March 31, 2007. In August 2007, we borrowed $50.0 million under our credit facility, the proceeds of which were used in the funding of the Evamist(TM) purchase. We repaid $20.0 million of the borrowing under our credit facility in November 2007.

         In May 2003, we issued $200.0 million principal amount of Notes that are convertible, under certain circumstances, into shares of our Class A Common Stock at an initial conversion price of $23.01 per share. The Notes bear interest at a rate of 2.50% and mature on May 16, 2033. We are also obligated to pay contingent interest at a rate equal to 0.5% per annum during any six-month period commencing May 16, 2006, if the average trading price of the Notes per $1,000 principal amount for the five-trading day period ending on the third trading day immediately preceding the first day of the applicable six-month period equals $1,200 or more. In November 2007, the average trading price of the Notes reached the threshold for the five-day trading period that results in the payment of contingent interest and beginning November 16, 2007 the Notes began to bear interest at a rate of 3.00% per annum. We may redeem some or all of the Notes at any time on or after May 21, 2006, at a redemption price, payable in cash, of 100% of the principal amount of the Notes, plus accrued and unpaid interest (including contingent interest, if any) to the date of redemption. Holders may require us to repurchase all or a portion of their Notes on May 16, 2008, 2013, 2018, 2023 and 2028, or upon a change in control, as defined in the indenture governing the Notes, at 100% of the principal amount of the Notes, plus accrued and unpaid interest (including contingent interest, if any) to the date of repurchase, payable in cash. Even though no holders required us to repurchase all or a portion of their Notes on May 16, 2008, we classified the Notes as a current liability as of March 31, 2008 due to the right the holders had to require us to repurchase the Notes on May 16, 2008. Since the holders did not elect to cause us to repurchase any of the Notes, the Notes will be reclassified as long-term beginning with our consolidated balance sheet as of June 30, 2008. The Notes are subordinate to all of our existing and future senior obligations.

         We have a credit agreement with ten banks that provides for a revolving line of credit for borrowing up to $320.0 million. The credit agreement also includes a provision for increasing the revolving commitment, at the lenders' sole discretion, by up to an additional $50.0 million. This credit facility is unsecured unless we, under certain specified circumstances, utilize the facility to redeem part or all of our outstanding Notes. Interest is charged under the facility at the lower of the prime rate or one-month LIBOR plus 62.5 to 150 basis points depending on the ratio of senior debt to EBITDA. The credit agreement contains financial covenants that impose limits on dividend payments, require minimum equity, a maximum senior leverage ratio and minimum fixed charge coverage ratio. The credit facility has a five-year term expiring in June 2011. As of March 31, 2008, we were in compliance with all of our financial covenants. At March 31, 2008, we had $0.9 million in open letters of credit issued under the revolving credit line and $30.0 million of cash borrowings outstanding under the facility.

         In December 2005, we entered into a financing arrangement with St. Louis County, Missouri related to expansion of our operations in St. Louis County (see Note 11 of the Notes to Consolidated Financial Statements). Up to $135.5 million of industrial revenue bonds may be issued to us by St. Louis County relative to capital improvements made through December 31, 2009. This agreement provides that 50% of the real and personal property taxes on up to $135.5 million of capital improvements will be abated for a period of ten years subsequent to the property being placed in service. Industrial revenue bonds totaling $120.4 million were outstanding at March 31, 2008. The industrial revenue bonds are issued by St. Louis County to us upon our payment of qualifying costs of capital improvements, which are then leased by us for a period ending December 1, 2019, unless earlier terminated. We have the option at any time to discontinue the arrangement and regain full title to the abated property. The industrial revenue bonds bear interest at 4.25% per annum and are payable as to principal and interest concurrently with payments due under the terms of the lease. We have classified the leased assets as property and equipment and have established a capital lease obligation equal to the outstanding principal balance of the industrial revenue bonds. Lease payments may be made by tendering an equivalent portion of the industrial revenue bonds. As the capital lease payments to St. Louis County may be satisfied by tendering industrial revenue bonds (which is our intention), the capital lease obligation, industrial revenue bonds and related interest expense and interest income, respectively, have been offset for presentation purposes in the consolidated financial statements.

         The following table summarizes our contractual obligations (in thousands):

                                                                          LESS THAN                                MORE THAN 5
                                                            TOTAL          1 YEAR         1-3 YEARS   3-5 YEARS       YEARS
                                                            -----          ------         ---------   ---------       -----
        OBLIGATIONS AT MARCH 31, 2008
        -----------------------------
        Long-term debt obligations(1)                       $ 269,452   $   202,020       $  4,420    $  34,976     $  28,036
        Operating lease obligations                             8,147         2,183          2,909        2,116           939
        Other long-term obligations(2)                          8,551             -              -            -         8,551
                                                            ---------   -----------       --------    ---------     ---------
         Total contractual cash obligations(3)(4)           $ 286,150   $   204,203       $  7,329    $  37,092     $  37,526
                                                            =========   ===========       ========    =========     =========

        ------------------
         (1) Holders of the $200.0 million aggregate principal amount of Notes had the right to require the Company to repurchase them for an amount equal to the unpaid principal amount in May 2008. No bonds were tendered to the Company under the holders put right.

         (2) Represents the accrual of retirement compensation the Company is obligated to pay its CEO beginning at retirement for the longer of ten years or the life of the CEO.

         (3) Excluded from the contractual obligations table is the liability for unrecognized tax benefits totaling $11.7 million. This liability for unrecognized tax benefits has been excluded because we cannot make a reliable estimate of the period in which the unrecognized tax benefits will be realized.

         (4) The Company has licensed the exclusive rights to co-develop and market various generic equivalent products with other drug delivery companies. These collaboration agreements require the Company to make up-front and ongoing payments as development milestones are attained. If all milestones remaining under these agreements were reached, payments by the Company could total up to $31.0 million as of March 31, 2008. Also, under terms of the Evamist(TM) asset purchase agreement, it provides for two future payments upon achievement of certain net sales milestones. If Evamist(TM) achieves $100.0 million of net sales in a fiscal year, a one-time payment of $10.0 million will be made, and if net sales levels reach $200.0 million in a fiscal year, a one-time payment of up to $20.0 million will be made. In addition, under terms of the Gestiva(TM) asset purchase agreement, the remainder of the purchase price is payable on the completion of two milestones: (1) $2.0 million on the earlier to occur of the seller's receipt of acknowledgement from the FDA that their response to the FDA's October 20, 2006 "approvable" letter is sufficient for the FDA to proceed with their review of the NDA or the receipt of FDA's approval of the Gestiva(TM) NDA and (2) $72.5 million on FDA approval of a Gestiva(TM) NDA, transfer of all rights in the NDA to us and receipt by us of defined launch quantities of finished Gestiva(TM) suitable for commercial sale.

         On February 14, 2006, the Company announced it had entered into an agreement with Gedeon Richter under which the Company had acquired exclusive rights to market a group of generic products in the U.S. However, due to changes in the generic drug marketplace, the Company and Gedeon Richter have agreed the current portfolio of products covered by the agreement, which has now been terminated, no longer represent market opportunities that are worth pursuing. The two companies remain committed partners in other endeavors and are keeping options open to explore other more meaningful joint opportunities.

         We believe our cash and cash equivalents balance, cash flows from operations and funds available under our credit facilities, will be adequate to fund operating activities for the presently foreseeable future, including the payment of short-term and long-term debt obligations, capital improvements, research and development expenditures, product development activities and expansion of marketing capabilities for the branded pharmaceutical business. In addition, we continue to examine opportunities to expand our business through the acquisition of or investment in companies, technologies, product rights, research and development and other investments that are compatible with our existing businesses. We intend to use our available cash to help in funding any acquisitions or investments. As such, cash generally has been invested in short-term, highly liquid instruments, however, certain of our investments in auction-rate securities have become illiquid, as described above. We also may use funds available under our credit facilities, or financing sources that subsequently become available, including the future issuances of additional debt or equity securities, to fund these acquisitions or investments. If we were to fund one or more such acquisitions or investments, our capital resources, financial condition and results of operations could be materially impacted in future periods.

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

         On June 6, 2008, ETHEX initiated a voluntary recall of a single lot of morphine sulfate 60 mg extended release tablets due to a report that a tablet with as much as double the appropriate thickness was identified and therefore the possibility that other oversized tablets could have been commercially released in the affected lot. On June 13, 2008, the recall was expanded to include additional specific lots of morphine sulfate 60 mg extended release tablets and specific lots of morphine sulfate 30 mg extended release tablets. We accrued a liability of $0.9 million in the fourth quarter of fiscal 2008 for the anticipated cost of the recall. No oversized tablets have been identified in any additional distributed lot of these products and based on our investigation, there are likely to be few, if any, oversized tablets in the recall lots. In addition, under ordinary pharmacy dispensing procedures, any significantly oversized tablets would likely be identified at the time of dispensing. However, the decision to recall the additional lots has been taken as a responsible precaution because of the possibility that there may be oversized tablets in the recalled lots.

         INFLATION

         Inflation may apply upward pressure on the cost of goods and services used by us in the future. However, we believe that the net effect of inflation on our operations during the past three years has been minimal. In addition, changes in the mix of products sold and the effects of competition have made a comparison of changes in selling prices less meaningful relative to changes in the overall rate of inflation over the past three fiscal years.

         CRITICAL ACCOUNTING ESTIMATES

         Our consolidated financial statements are presented on the basis of GAAP. Our significant accounting policies are described in Note 2 of the Notes to Consolidated Financial Statements. Certain of our accounting policies are particularly important to the presentation of our financial condition and results of operations and require the application of significant judgment by our management. As a result, amounts determined under these policies are subject to an inherent degree of uncertainty. In applying these policies, we make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures. We base our estimates and judgments on historical experience, the terms of existing contracts, observance of trends in the industry, information that is obtained from customers and outside sources, and on various other assumptions that we believe to be reasonable and appropriate under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Although we believe that our estimates and assumptions are reasonable, actual results may differ significantly from our estimates. Changes in estimates and assumptions based upon actual results may have a material impact on our results of operations and/or financial condition. Our critical accounting estimates are described below.

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

         From time to time, we provide incentives to our wholesale customers, such as trade show allowances or stocking allowances that they in turn use to accelerate distribution to their end customers. We believe that these incentives are normal and customary in the industry. Sales allowances are accrued and revenue is recognized as sales are made in accordance with the terms of the allowances offered to the customer. Due to the nature of these allowances, we are able to accurately calculate the required provisions for the allowances based on the specific terms in each agreement. Additionally, customers will normally purchase additional product ahead of regular demand to take advantage of the temporarily lower cost resulting from the sales allowances. This practice has been customary in the industry and we believe would be part of a customer's ordinary course of business inventory level. We reserve the right, with our major wholesale customers, to limit the amount of these forward buys. Sales made as a result of allowances offered on our specialty non-branded/generics product line in conjunction with trade shows sponsored by our major wholesale customers and for other promotional programs accounted for 10.4% and 11.6% of total gross revenues for fiscal 2008 and fiscal 2007, respectively.

         In addition, we understand that certain of our wholesale customers have anticipated the timing of price increases and have made, and may continue to make, business decisions to buy additional product in anticipation of future price increases. This practice has been customary in the industry and we believe would be part of a customer's ordinary course of business inventory level.

         We evaluate inventory levels at our wholesale customers, which accounted for approximately 60% of our unit sales in fiscal 2008, through an internal analysis that considers, among other things, wholesaler purchases, wholesaler contract sales, available end consumer prescription information and inventory data received from our three largest wholesale customers. We believe that our evaluation of wholesaler inventory levels allows us to make reasonable estimates of our reserve balances. Further, our products are typically sold with adequate shelf life to permit sufficient time for our wholesaler customers to sell our products in their inventory through to the end consumer.

         The following table reflects the fiscal 2008 activity for each accounts receivable reserve:

                                                         CURRENT PROVISION    CURRENT PROVISION      ACTUAL RETURNS
                                                         RELATED TO SALES     RELATED TO SALES         OR CREDITS
              (IN THOUSANDS)               BEGINNING       MADE IN THE             MADE IN               IN THE         ENDING
                                            BALANCE       CURRENT PERIOD        PRIOR PERIODS        CURRENT PERIOD    BALANCE
                                            --------      --------------        -------------        --------------    --------
YEAR ENDED MARCH 31, 2008
  Accounts Receivable Reserves:
    Chargebacks                             $ 13,005         $ 145,005          $          -          $ (140,410)      $ 17,600
    Sales rebates                              5,386            36,582                     -             (29,384)        12,584
    Sales returns                              2,873            15,733                     -             (14,311)         4,295
    Cash discounts and other allowances        3,511            26,674                     -             (24,518)         5,667
    Medicaid rebates                           6,506            10,433                     -             (10,439)         6,500
                                            --------         ---------          ------------          ----------       --------
      Total                                 $ 31,281         $ 234,427          $          -          $ (219,062)      $ 46,646
                                            ========         =========          ============          ==========       ========

         The increase in the reserve for chargebacks at March 31, 2008 was primarily due to chargeback reserves established on the 100 mg and 200 mg strengths of metoprolol succinate extended-release tablets, the generic version of Toprol-XL(R) (marketed by AstraZeneca). We began shipping these two products in July 2007, and along with the approval and launch of the 25 mg in March 2007, they generated net revenues of $120.0 million in fiscal 2008. The increases in the reserves for sales rebates and cash discounts and other allowances at March 31, 2008 were also primarily due to the impact of sales associated with the two strengths of metoprolol succinate extended-release tablets. We received FDA approval to market the 25 mg strength of metoprolol succinate extended-release tablets in March 2008 and began shipping this product at that time. Sales of this product near year-end and wholesaler inventory levels of such at March 31, 2008 increased the reserves for chargebacks and sales rebates as well. The increase in the reserve for sales returns resulted primarily from the discontinuance of certain cardiovascular products late in fiscal 2008 coupled with higher returns of two pain management products in fiscal 2008.

         The following table reflects the fiscal 2007 activity for each accounts receivable reserve:

                                                         CURRENT PROVISION    CURRENT PROVISION    ACTUAL RETURNS
                                                         RELATED TO SALES     RELATED TO SALES       OR CREDITS
              (IN THOUSANDS)               BEGINNING       MADE IN THE             MADE IN             IN THE           ENDING
                                            BALANCE       CURRENT PERIOD        PRIOR PERIODS      CURRENT PERIOD      BALANCE
                                            --------      --------------        -------------      --------------      --------
YEAR ENDED MARCH 31, 2007
  Accounts Receivable Reserves:
    Chargebacks                             $ 14,312          $ 94,716          $       -            $ (96,023)        $ 13,005
    Sales rebates                              2,214            17,155                  -              (13,983)           5,386
    Sales returns                              2,127            12,591                  -              (11,845)           2,873
    Cash discounts and other allowances        4,226            17,541                  -              (18,256)           3,511
    Medicaid rebates                           5,818             6,819                  -               (6,131)           6,506
                                            --------         ---------          ---------           ----------         --------
      Total                                 $ 28,697         $ 148,822          $       -           $ (146,238)        $ 31,281
                                            ========         =========          =========           ==========         ========


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

         Chargeback transactions are almost exclusively related to our specialty generics/non-branded business segment. During fiscal 2008 and 2007, the chargeback provision reduced the gross sales of our specialty generics segment by $142.9 million and $93.9 million, respectively. These amounts accounted for 98.8% and 99.2% of the total chargeback provisions recorded in fiscal 2008 and 2007, respectively.

         The provision for chargebacks is the most significant and complex estimate used in the recognition of revenue. The primary factors we consider in developing and evaluating the reserve for chargebacks include:

         o The amount of inventory in the wholesale distribution channel. We receive actual inventory information from our three major wholesale customers and estimate the inventory position of the remaining wholesaler customers based on historical buying patterns. During fiscal 2008, unit sales to our three major wholesale customers accounted for 82% of our total unit sales to all wholesalers, and the aggregate inventory position of the three major wholesalers at March 31, 2008 was approximately equivalent to our last eight weeks of shipments during the fiscal year. We currently use the last six weeks of our shipments as an estimate of the inventory held by the remaining wholesale customers for which we do not receive actual inventory data, as our experience and customer buying patterns indicate that our smaller wholesale customers carry less inventory than our large wholesale customers. As of March 31, 2008, each week of inventory for those remaining wholesalers represented approximately $0.2 million, or 1.2%, of the reported reserve for chargebacks.

         o The percentage of sales to our wholesale customers that will result in chargebacks. Using our automated chargeback system we track, at the product level, the percentage of sales units shipped to our wholesale customers that eventually result in chargebacks to us. The percentage for each product, which is based on actual historical experience, is applied to the respective inventory units in the wholesale distribution channel. As of March 31, 2008, the aggregate weighted average percentage of sales to wholesalers assumed to result in chargebacks was approximately 95%, with each 1% representing approximately $0.2 million, or 1.0%, of the reported reserve for chargebacks.

         o Contract pricing and the resulting chargeback per unit. The chargeback provision is based on the difference between our invoice price to the wholesaler (referred to as wholesale acquisition cost, or "WAC") and the contract price negotiated with either our indirect customer or with the wholesaler for sales by the wholesaler to the indirect customers. We calculate the price difference, or chargeback per unit, for each product and for each major wholesale customer using historical weighted average pricing, based on actual chargeback experience. Use of weighted average pricing over time compensates for changes in the mix of indirect customers and products from period to period. As of March 31, 2008, a 5% shift in the calculated chargeback per unit in the same direction across all products and customers would result in a $0.8 million, or 4.5%, impact on the reported reserve for chargebacks.

         Shelf-Stock Adjustments - These adjustments represent credits issued
         -----------------------
         to our wholesale customers that result from a decrease in our WAC. Decreases in our invoice prices are discretionary decisions we make to reflect market conditions. These credits are customary in the industry and are intended to reduce a wholesale customer's inventory cost to better reflect current market prices. Generally, we provide credits to customers at the time the price reduction occurs based on the inventory that is owned by them on the effective date of the price reduction. Since a reduction in WAC reduces the chargeback per unit, or the difference between WAC and the contract price, shelf-stock adjustments are typically included as part of the reserve for chargebacks because the price reduction credits act essentially as accelerated chargebacks. Although we have contractually agreed to provide price adjustment credits to our major wholesale customers at the time they occur, the impact of any such price reductions not included in the reserve for chargebacks is immaterial to the amount of revenue recognized in any given period. As a result of WAC decreases to certain specialty generic/non-branded products, we paid shelf-stock adjustments of $7.6 million to our wholesale customers during fiscal 2008.

         Sales Returns - Consistent with industry practice, we maintain a
         -------------
         returns policy that allows our direct and indirect customers to return product six months prior to expiration and within one year after expiration. This policy is applicable to both our branded and specialty generic/non-branded business segments. Upon recognition of revenue from product sales to customers, we provide for an estimate of product to be returned. This estimate is determined by applying a historical relationship of customer returns to gross sales. We evaluate the reserve for sales returns by calculating historical return rates using data from the last 12 months on a product-specific basis and by class of trade (wholesale versus retail chain). The calculated percentages are applied against estimates of inventory in the distribution channel on a product specific basis. To determine the inventory levels in the wholesale distribution channel, we utilize actual inventory information from our major wholesale customers and estimate the inventory positions of the remaining wholesalers based on historical buying patterns. For inventory held by our non-wholesale customers, we use the last two months of sales to the direct buying chains and the indirect buying retailers as an estimate. A 10% change in the product specific historical return rates used in the reserve analysis would have changed the reserve balance at March 31, 2008 by approximately $0.2 million, or 5.6%, of the reported reserve for sales returns. A 10% change in the amount of estimated inventory in the distribution channel would have changed the reserve balance at March 31, 2008 by approximately $0.3 million, or 8.1%, of the reported reserve for sales returns.

         Medicaid Rebates - Established in 1990, the Medicaid Drug Rebate
         ----------------
         Program requires a drug manufacturer to provide to each state a rebate every calendar quarter for covered outpatient drugs dispensed to Medicaid patients. Medicaid rebates apply to both our branded and specialty non-branded/generic segments. Individual states invoice us for Medicaid rebates on a quarterly basis using statutorily determined rates for generic (11%) and branded (15%) products, which are applied to the Average Manufacturer's Price, or "AMP," for a particular product to arrive at a Unit Rebate Amount, or "URA." The amount owed is based on the number of units dispensed by the pharmacy to Medicaid patients extended by the URA. The reserve for Medicaid rebates is based on expected payments, which are affected by patient usage and estimated inventory in the distribution channel. We estimate patient usage by calculating a payment rate as a percentage of net sales, which is then applied to an estimate of customer inventory. We currently use the last two months of our shipments to wholesalers and direct buying chains as an estimate of inventory in the wholesale and chain channels and an additional month of wholesale sales as an estimate of inventory held by the indirect buying retailer. A 10% change in the amount of customer inventory subject to Medicaid rebates would have changed the reserve at March 31, 2008 by $0.5 million, or 8.3% of the reported reserve for Medicaid rebates. Similarly, a 10% change in estimated patient usage would have changed the reserve by $0.5 million, or 8.3% of the reported reserve for Medicaid rebates.

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

         STOCK-BASED COMPENSATION Effective April 1, 2006, we adopted SFAS
         ------------------------
         123R, which requires the measurement and recognition of compensation expense, based on estimated fair values, for all share-based compensation awards made to employees and directors over the vesting period of the awards. We adopted SFAS 123R using the modified prospective method and, as a result, did not retroactively adjust results from prior periods. Under the modified prospective method, stock-based compensation was recognized (1) for the unvested portion of previously issued awards that were outstanding at the initial date of adoption based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123 and (2) for any awards granted on or subsequent to the effective date of SFAS 123R based on the grant date fair value estimated in accordance with the provisions of that statement. Determining the fair value of share-based awards at the grant date requires judgment to identify the appropriate valuation model and estimate the assumptions, including the expected term of the stock options and expected stock-price volatility, to be used in the calculation. Judgment is also required in estimating the percentage of share-based awards that are expected to be forfeited. We estimated the fair value of stock options granted using the Black-Scholes option-pricing model with assumptions based primarily on historical data. If actual results differ significantly from these estimates, stock-based compensation expense and our results of operations could be materially impacted.

         INCOME TAXES Our deferred tax assets and liabilities are determined
         ------------
         based on temporary differences between the financial reporting and tax basis of assets and liabilities. Deferred tax assets and liabilities are measured using the currently enacted tax rates that apply to taxable income in effect for the years in which those tax assets are expected to be realized or settled. We record a valuation allowance to reduce deferred tax assets to the amount that is believed more likely than not to be realized. Management believes it is more likely than not that forecasted income, including income that may be generated as a result of certain tax planning strategies, together with the tax effects of the deferred tax liabilities, will be sufficient to fully recover the remaining deferred tax assets. If all or part of the net deferred tax assets are determined not to be realizable in the future, an adjustment to the valuation allowance would be charged to earnings in the period such determination is made. Similarly, if we subsequently realize deferred tax assets that were previously determined to be unrealizable, the respective valuation allowance would be reversed, resulting in a positive adjustment to earnings in the period such determination is made.

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

         Our accounting for income taxes was affected by the adoption of FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109," on April 1, 2007. See
         Note 15 of the Notes to Consolidated Financial Statements.

         CONTINGENCIES We are involved in various legal proceedings, some of
         -------------
         which involve claims for substantial amounts. An estimate is made to accrue for a loss contingency relating to any of these legal proceedings if we determine it is probable that a liability was incurred as of the date of the financial statements and the amount of loss can be reasonably estimated. Because of the subjective nature inherent in assessing the future outcome of litigation and because of the potential that an adverse outcome in legal proceedings could have a material impact on our financial condition or results of operations, such estimates are considered to be critical accounting estimates. After review, it was determined at March 31, 2008 that for each of the various legal proceedings in which we are involved, the conditions mentioned above were not met. We will continue to evaluate all legal matters as additional information becomes available.

         RECENTLY ISSUED ACCOUNTING STANDARDS

         In September 2006, the Financial Accounting Standards Board ("FASB") issued SFAS No. 157, "Fair Value Measurements" ("SFAS 157"), which provides enhanced guidance for using fair value to measure assets and liabilities. SFAS 157 clarifies the principle that fair value should be based on the assumptions that market participants would use when pricing an asset or liability, provides a framework for measuring fair value under GAAP and expands disclosure requirements about fair value measurements. SFAS 157 is effective for financial statements issued in fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We plan to adopt SFAS 157 at the beginning of fiscal 2009 and are evaluating the impact, if any, the adoption of SFAS 157 will have on our financial condition and results of operations.

         In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" ("SFAS 159"), which permits companies to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing companies with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS 159 is effective for fiscal years beginning after November 15, 2007. Companies are not allowed to adopt SFAS 159 on a retrospective basis unless they choose early adoption. We plan to adopt SFAS 159 at the beginning of fiscal 2009 and are evaluating the impact, if any, the adoption of SFAS 159 will have on our financial condition and results of operations.

         In March 2007, the FASB ratified the consensus reached by the EITF in Issue No. 06-10, "Accounting for Collateral Assignment Split-Dollar Life Insurance Arrangements" ("Issue 06-10"). Issue 06-10 requires companies with collateral assignment split-dollar life insurance policies that provide a benefit to an employee that extends to postretirement periods to recognize a liability for future benefits based on the substantive agreement with the employee. Recognition should be in accordance with FASB Statement No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," or APB Opinion No. 12, "Omnibus Opinion - 1967," depending on whether a substantive plan is deemed to exist. Companies are permitted to recognize the effects of applying the consensus through either (1) a change in accounting principle through a cumulative-effect adjustment to retained earnings or to other components of equity or net assets as of the beginning of the year of adoption or (2) a change in accounting principle through retrospective application to all prior periods. Issue 06-10 is effective for fiscal years beginning after December 15, 2007, with early adoption permitted. We plan to adopt Issue 06-10 at the beginning of fiscal 2009 and are evaluating the impact of the adoption of Issue 06-10 on our financial condition and results of operations.

         In June 2007, the FASB ratified the consensus reached by the EITF on Issue No. 07-3, Accounting for Advance Payments for Goods or Services Received for Use in Future Research and Development Activities ("Issue 07-3"),
         which is effective for fiscal years beginning after December 15, 2007 and is applied prospectively for new contracts entered into on or after the effective date. Issue 07-3 addresses nonrefundable advance payments for goods or services for use in future research and development activities. Issue 07-3 will require that these payments that will be used or rendered for future research and development activities be deferred and capitalized and recognized as an expense as the related goods are delivered or the related services are performed. If an entity does not expect the goods to be delivered or the services to be rendered the capitalized advance payments should be expensed. We plan to adopt Issue 07-3 at the beginning of fiscal 2009 and are evaluating the impact of the adoption of this issue on our financial condition and results of operations.

         In September 2007, the EITF reached a consensus on Issue No. 07-1 ("Issue 07-1"), "Accounting for Collaborative Arrangements." The scope of Issue 07-1 is limited to collaborative arrangements where no separate legal entity exists and in which the parties are active participants and are exposed to significant risks and rewards that depend on the success of the activity. The EITF concluded that revenue transactions with third parties and associated costs incurred should be reported in the appropriate line item in each company's financial statements pursuant to the guidance in Issue 99-19, "Reporting Revenue Gross as a Principal versus Net as an Agent." The EITF also concluded that the equity method of accounting under Accounting Principles Board Opinion 18, "The Equity Method of Accounting for Investments in Common Stock," should not be applied to arrangements that are not conducted through a separate legal entity. The EITF also concluded that the income statement classification of payments made between the parties in an arrangement should be based on a consideration of the following factors: the nature and terms of the arrangement; the nature of the entities' operations; and whether the partners' payments are within the scope of existing GAAP. To the extent such costs are not within the scope of other authoritative accounting literature, the income statement characterization for the payments should be based on an analogy to authoritative accounting literature or a reasonable, rational, and consistently applied accounting policy election. The provisions of Issue 07-1 are effective for fiscal years beginning on or after December 15, 2008, and companies will be required to apply the provisions through retrospective application. We plan to adopt Issue 07-1 at the beginning of fiscal 2010 and are evaluating the impact of the adoption of Issue 07-1 on our financial condition and results of operations.

         In December 2007, the FASB issued SFAS No. 141 (revised 2007), "Business Combinations" ("SFAS 141(R)"), which replaces SFAS 141 but retains the fundamental concept of purchase method of accounting in a business combination and improves reporting by creating greater consistency in the accounting and financial reporting of business combinations, resulting in more complete, comparable, and relevant information for investors and other users of financial statements. To achieve this goal, the new standard requires the acquiring entity in a business combination to recognize all the assets acquired and liabilities assumed in the transaction and any non-controlling interest at the acquisition date at their fair value as of that date. This statement requires measuring a non-controlling interest in the acquiree at fair value which will result in recognizing the goodwill attributable to the non-controlling interest in addition to that attributable to the acquirer. This statement also requires the recognition of assets acquired and liabilities assumed arising from contractual contingencies as of the acquisition date, measured at their acquisition fair values. SFAS 141(R) is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008 and earlier adoption is prohibited. We plan to adopt SFAS 141(R) at the beginning of fiscal 2010 and are evaluating the impact of SFAS 141(R) on our financial condition and results of operations.

         In December 2007, the FASB issued SFAS No. 160, "Non-controlling Interests in Consolidated Financial Statements" ("SFAS 160"), an amendment of ARB No. 51, which will affect only those entities that have an outstanding non-controlling interest in one or more subsidiaries or that deconsolidate a subsidiary by requiring all entities to report non-controlling (minority) interests in subsidiaries in the same way as equity in the consolidated financial statements. In addition, SFAS 160 eliminates the diversity that currently exists in accounting for transactions between an entity and non-controlling interests by requiring they be treated as equity transactions. SFAS 160 is effective for fiscal years beginning after December 15, 2008. We plan to adopt SFAS 160 at the beginning of fiscal 2010 and are evaluating the impact of SFAS 160 on our financial condition and results of operations.

         In May 2008, the FASB issued FASB Staff Position No. APB 14-a, "Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlement)." Under the new rules for convertible debt instruments that may be settled entirely or partially in cash upon conversion, an entity should separately account for the liability and equity components of the instrument in a manner that reflects the issuer's economic interest cost. The effect of the proposed new rules for the debentures is that the equity component would be included in the paid-in-capital section of shareholders' equity on an entity's consolidated balance sheet and the value of the equity component would be treated as original issue discount for purposes of accounting for the debt component of convertible debt. The FSP will be effective for fiscal years beginning after December 15, 2008, and for interim periods within those fiscal years, with retrospective application required. Early adoption is not permitted. We are currently evaluating the proposed new rules and the impact on our financial condition and results of operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
         ----------------------------------------------------------

         Our exposure to market risk is limited to fluctuating interest rates associated with variable rate indebtedness that is subject to interest rate changes.

         We currently have investments in taxable auction rate securities. The rates on these securities reset at pre-determined intervals up to 35 days. As of March 31, 2008, we had invested $83.9 million principal amount in auction rate securities consisting of high quality (AAA rated) bonds secured by student loans which are guaranteed by the U.
         S. Government. The maturity of these securities is greater than 10 years. During the fourth quarter of fiscal 2008, certain developments in the capital and credit markets adversely affected the market for auction rate securities, which has resulted in a loss of liquidity for these investments. We have evaluated these securities to determine if other-than-temporary impairment of the carrying value of the securities has occurred due to the loss of liquidity. At March 31, 2008, the fair value of auction rate securities was $81.5 million and the resultant difference of $2.4 million was recorded in accumulated other comprehensive loss as the unrealized losses were considered to be temporary (see Note 4 of the Notes to Consolidated Financial Statements). We believe that as of March 31, 2008, based on our cash, cash equivalents and short-term marketable securities balances of $126.9 million, excluding auction rate securities, and our current borrowing capacity of $290.0 million under our credit facility, the current lack of liquidity in the auction rate market will not have a material impact on our ability to fund our operations or interfere with our external growth plans, although we cannot assure you that this will continue to be the case.

         The favorable impact on our pre-tax income as a result of a 25, 50 or 100 basis point (where 100 basis points equals 1%) increase in short-term interest rates would be approximately $0.5 million, $1.1 million or $2.2 million annually based on our average cash, cash equivalents and short-term marketable investment balances during the fiscal year ended March 31, 2008.

         Advances to us under our credit facility bear interest at a rate that varies consistent with increases or decreases in the publicly announced prime rate and/or the LIBOR rate with respect to LIBOR-related loans, if any. A material increase in such rates could significantly increase borrowing expenses. At March 31, 2008, we had $30.0 million of borrowings outstanding under our credit facility. The unfavorable impact on our pre-tax income as a result of a 25, 50 or 100 basis point (where 100 basis points equals 1%) increase in short-term interest rates would be approximately $0.1 million, $0.2 million or $0.3 million annually based on the $30.0 million of borrowings that were outstanding under our line of credit at March 31, 2008.

         In May 2003, we issued $200.0 million principal amount of Convertible Subordinated Notes. The interest rate on the Notes is fixed at 2.50% and therefore not subject to interest rate changes. Beginning May 16, 2006, we became obligated to pay contingent interest at a rate equal to 0.5% per annum during any six-month period, if the average trading price of the Notes per $1,000 principal amount for the five-trading day period ending on the third trading day immediately preceding the first day of the applicable six-month period equals $1,200 or more. In November 2007, the average trading price of the Notes reached the threshold for the five-day trading period that results in the payment of contingent interest and beginning November 16, 2007 the Notes began to bear interest at a rate of 3.00% per annum. Holders may require us to repurchase all or a portion of their Notes on May 16, 2008, 2013, 2018, 2023 and 2028, or upon a change in control, as defined in the indenture governing the Notes, at 100% of the principal amount of the Notes, plus accrued and unpaid interest (including contingent interest, if any) to the date of repurchase, payable in cash. Even though no holders required us to repurchase all or a portion of their Notes on May 16, 2008, we have classified the Notes as a current liability as of March 31, 2008 due to the right the holders had to require us to repurchase the Notes on May 16, 2008. Since the holders did not elect to cause us to repurchase any of the Notes, the Notes will be reclassified as long-term liabilities beginning with our consolidated balance sheet as of June 30, 2008.

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

ITEM 8. Report of Independent Registered Public Accounting Firm
        -------------------------------------------------------

The Board of Directors and Shareholders
K-V Pharmaceutical Company:

We have audited the accompanying consolidated balance sheets of K-V Pharmaceutical Company and subsidiaries (the Company) as of March 31, 2008 and 2007, and the related consolidated statements of income, comprehensive income, shareholders' equity and cash flows for each of the years in the three-year period ended March 31, 2008. In connection with our audits of the consolidated financial statements, we also have audited the accompanying financial statement schedule. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of K-V Pharmaceutical Company and subsidiaries as of March 31, 2008 and 2007, and the results of their operations and their cash flows for each of the years in the three-year period ended March 31, 2008, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123 (Revised 2004), "Share-Based Payment", effective April 1, 2006.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), K-V Pharmaceutical Company's internal control over financial reporting as of March 31, 2008, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated June 25, 2008 expressed an adverse opinion on the effectiveness of the Company's internal control over financial reporting.

St. Louis, Missouri
June 25, 2008

                  K-V PHARMACEUTICAL COMPANY AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                (In thousands)

                                                                                                   MARCH 31,
                                                                                         ---------------------------
                                                                                             2008            2007
                                                                                         -----------     -----------

                                            ASSETS
                                            ------
CURRENT ASSETS:
Cash and cash equivalents............................................................    $    86,345     $    82,574
Marketable securities................................................................         40,548         157,812
Receivables, less allowance for doubtful accounts of $867 and $716
   in 2008 and 2007, respectively....................................................        107,070          78,634
Inventories, net.....................................................................         94,980          91,515
Prepaid and other assets.............................................................          7,792           6,571
Income taxes receivable..............................................................          9,872              --
Deferred tax asset...................................................................         22,812          14,364
                                                                                         -----------     -----------
   Total Current Assets..............................................................        369,419         431,470
Property and equipment, less accumulated depreciation................................        196,200         186,900
Investment securities................................................................         81,516              --
Intangible assets and goodwill, net..................................................        198,784          69,010
Other assets.........................................................................         23,108          20,403
                                                                                         -----------     -----------
TOTAL ASSETS.........................................................................    $   869,027     $   707,783
                                                                                         ===========     ===========
                                         LIABILITIES
                                         -----------

CURRENT LIABILITIES:
Accounts payable.....................................................................    $    32,119     $    18,506
Accrued liabilities..................................................................         46,516          33,218
Income taxes payable.................................................................             --           5,558
Current maturities of long-term debt.................................................        202,020           1,897
                                                                                         -----------     -----------
   Total Current Liabilities.........................................................        280,655          59,179
Long-term debt.......................................................................         67,432         239,451
Other long-term liabilities..........................................................         22,359           6,319
Deferred tax liability...............................................................         39,299          38,007
                                                                                         -----------     -----------
TOTAL LIABILITIES....................................................................        409,745         342,956
                                                                                         -----------     -----------
COMMITMENTS AND CONTINGENCIES
                                     SHAREHOLDERS' EQUITY
                                     --------------------

7% cumulative convertible Preferred Stock, $.01 par value; $25.00 stated and liquidation value; 840,000 shares authorized; issued and outstanding --
   40,000 shares at both March 31, 2008 and
   2007 (convertible into Class A shares on a 8.4375 to one basis)...................             --              --
Class A and Class B Common Stock, $.01 par value;150,000,000 and
   75,000,000 shares authorized, respectively;
     Class A - issued 40,764,603 and 40,316,426 at March 31, 2008
       and 2007, respectively........................................................            407             403
     Class B - issued 12,170,172 and 12,393,982 at March 31, 2008 and
       2007, respectively (convertible into Class A shares on a one-for-one basis)...            122             124
Additional paid-in capital...........................................................        158,742         150,818
Retained earnings....................................................................        357,714         269,430
Accumulated other comprehensive (loss) income........................................         (1,543)             33
Less: Treasury stock, 3,289,324 shares of Class A and 92,902 shares of Class B Common
   Stock at March 31, 2008, and 3,237,023 shares of Class A and 92,902 shares
   of Class B Common Stock at March 31, 2007, at cost................................        (56,160)        (55,981)
                                                                                         -----------     -----------
TOTAL SHAREHOLDERS' EQUITY...........................................................        459,282         364,827
                                                                                         -----------     -----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY...........................................    $   869,027     $   707,783
                                                                                         ===========     ===========

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                                         K-V PHARMACEUTICAL COMPANY AND SUBSIDIARIES
                                              CONSOLIDATED STATEMENTS OF INCOME
                                            (In thousands, except per share data)

                                                                                       YEARS ENDED MARCH 31,
                                                                       -----------------------------------------------------
                                                                          2008                  2007                  2006
                                                                       ---------             ---------             ---------
Net revenues.......................................................    $ 601,896             $ 443,627             $ 367,640
Cost of sales......................................................      186,555               147,263               123,935
                                                                       ---------             ---------             ---------
Gross profit.......................................................      415,341               296,364               243,705
                                                                       ---------             ---------             ---------
Operating expenses:
    Research and development.......................................       46,634                31,462                28,886
    Purchased in-process research and
        development and transaction costs..........................       17,500                    --                30,441
    Selling and administrative.....................................      208,206               171,936               143,437
    Amortization and impairment of intangible assets...............       12,631                 4,810                 4,784
                                                                       ---------             ---------             ---------
Total operating expenses...........................................      284,971               208,208               207,548
                                                                       ---------             ---------             ---------

Operating income...................................................      130,370                88,156                36,157
                                                                       ---------             ---------             ---------

Other expense (income):
    Interest expense...............................................       10,353                 8,985                 6,045
    Interest and other income......................................      (11,646)               (9,901)               (5,737)
                                                                       ---------             ---------             ---------
Total other expense (income), net..................................       (1,293)                 (916)                  308
                                                                       ---------             ---------             ---------
Income before income taxes and cumulative effect
    of change in accounting principle..............................      131,663                89,072                35,849
Provision for income taxes.........................................       43,309                32,958                24,433
                                                                       ---------             ---------             ---------
Income before cumulative effect of change
    in accounting principle........................................       88,354                56,114                11,416
Cumulative effect of change in accounting
    principle (net of $670 in taxes)...............................           --                 1,976                    --
                                                                       ---------             ---------             ---------
Net income.........................................................    $  88,354             $  58,090             $  11,416
                                                                       =========             =========             =========


(CONTINUED)








                                         K-V PHARMACEUTICAL COMPANY AND SUBSIDIARIES
                                       CONSOLIDATED STATEMENTS OF INCOME - (CONTINUED)
                                            (In thousands, except per share data)

                                                                                     YEARS ENDED MARCH 31,
                                                                   -------------------------------------------------------
                                                                       2008                  2007                  2006
                                                                   -----------           -----------           -----------
Earnings per share before cumulative effect of change in
  accounting principle:
       Basic - Class A common..............................        $      1.87           $      1.19           $      0.24
       Basic - Class B common..............................               1.55                  0.99                  0.20
       Diluted - Class A common............................               1.57                  1.02                  0.23
       Diluted - Class B common............................               1.35                  0.88                  0.20

Per share effect of cumulative effect of
  change in accounting principle:
       Basic - Class A common..............................        $         -           $      0.04           $         -
       Basic - Class B common..............................                  -                  0.04                     -
       Diluted - Class A common............................                  -                  0.03                     -
       Diluted - Class B common............................                  -                  0.03                     -

Earnings per share:
       Basic - Class A common..............................        $      1.87           $      1.23           $      0.24
       Basic - Class B common..............................               1.55                  1.03                  0.20
       Diluted - Class A common............................               1.57                  1.05                  0.23
       Diluted - Class B common............................               1.35                  0.91                  0.20

Shares used in per share calculation:
       Basic - Class A common..............................             37,150                36,813                35,842
       Basic - Class B common..............................             12,198                12,390                12,918
       Diluted - Class A common............................             59,144                58,953                49,997
       Diluted - Class B common............................             12,281                12,489                13,113



SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                                           K-V PHARMACEUTICAL COMPANY AND SUBSIDIARIES
                                         CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                                          (In thousands)

                                                                                               YEARS ENDED MARCH 31,
                                                                                  -----------------------------------------------
                                                                                      2008             2007             2006
                                                                                  -----------       ----------      ------------
Net income.............................................................           $    88,354       $   58,090      $     11,416
Unrealized gain (loss) on available for sale securities:
   Unrealized holding gain (loss) during the period....................                (2,424)             100              (118)
   Reclassification of losses included in net income...................                    --              270                --
   Tax impact related to other comprehensive income (loss).............                   848             (126)               40
                                                                                  -----------       ----------      ------------
      Total other comprehensive income (loss)..........................                (1,576)             244               (78)
                                                                                  -----------       ----------      ------------

Total comprehensive income.............................................           $    86,778       $   58,334      $     11,338
                                                                                  ===========       ==========      ============



SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                                            K-V PHARMACEUTICAL COMPANY AND SUBSIDIARIES
                                          CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                                 YEARS ENDED MARCH 31, 2008, 2007 AND 2006
                                         -------------------------------------------------------------------------------------------
                                                                                                               ACCUMULATED   TOTAL
                                                     CLASS A   CLASS B  ADDITIONAL                               OTHER       SHARE-
                                         PREFERRED   COMMON    COMMON    PAID-IN     TREASURY      RETAINED   COMPREHENSIVE HOLDERS'
                                           STOCK     STOCK     STOCK     CAPITAL       STOCK       EARNINGS   INCOME (LOSS)  EQUITY
                                           -----     -----     -----     -------       -----       --------   -------------  ------
                                                                             (Dollars in thousands)
BALANCE AT MARCH 31, 2005...............  $    --    $  386    $  133   $ 139,678   $  (53,651)   $  200,064   $   (133)  $ 286,477
Net income..............................       --        --        --          --           --        11,416         --      11,416
Dividends paid on preferred stock.......       --        --        --          --           --           (70)        --         (70)
Conversion of 736,778 Class B
  shares to Class A shares..............       --         7        (7)         --           --            --         --          --
Stock-based compensation................       --        --        --         927           --            --         --         927
Purchase of common stock for
  treasury..............................       --        --        --          --         (253)           --         --        (253)
Stock options exercised - 353,355
  shares of Class A and 127,519
  shares of Class B.....................       --         4         1       3,138           --            --         --       3,143
Excess income tax benefits from
  stock option exercises................       --        --        --       1,437           --            --         --       1,437
Other comprehensive loss................       --        --        --          --           --            --        (78)        (78)
                                          -----------------------------------------------------------------------------------------
BALANCE AT MARCH 31, 2006...............       --       397       127     145,180      (53,904)      211,410       (211)    302,999
Net income..............................       --        --        --          --           --        58,090         --      58,090
Dividends paid on preferred stock.......       --        --        --          --           --           (70)        --         (70)
Conversion of 441,341 Class B
  shares to Class A shares..............       --         4        (4)         --           --            --         --          --
Stock-based compensation................       --        --        --       3,984           --            --         --       3,984
Purchase of common stock for
  treasury..............................       --        --        --          --       (2,077)           --         --      (2,077)
Stock options exercised - 166,169
  shares of Class A and 193,899
  shares of Class B.....................       --         2         1       3,617           --            --         --       3,620
Excess income tax benefits from
  stock option exercises................       --        --        --         683           --            --         --         683
Cumulative effect of change in
  accounting principle..................       --        --        --      (2,646)          --            --         --      (2,646)
Other comprehensive income..............       --        --        --          --           --            --        244         244
                                          -----------------------------------------------------------------------------------------
BALANCE AT MARCH 31, 2007...............       --       403       124     150,818      (55,981)      269,430         33     364,827
Net income..............................       --        --        --          --           --        88,354         --      88,354
Dividends paid on preferred stock.......       --        --        --          --           --           (70)        --         (70)
Conversion of 234,528 Class B
  shares to Class A shares..............       --         2        (2)         --           --            --         --          --
Stock-based compensation................       --        --        --       5,205           --            --         --       5,205
Purchase of common stock for
  treasury..............................       --        --        --          --         (179)           --         --        (179)
Stock options exercised - 174,813
  shares of Class A and 9,427 shares
  of Class B...........................        --         2        --       1,343           --            --         --       1,345
Excess income tax benefits from
  stock option exercises...............        --        --        --       1,376           --            --         --       1,376
Reimbursement payment received
  from CEO - 45,531 shares of
  Class A Common Stock.................        --        --        --          --           --            --         --          --
Other comprehensive loss ..............        --        --        --          --           --            --     (1,576)     (1,576)
                                          -----------------------------------------------------------------------------------------
BALANCE AT MARCH 31, 2008..............   $    --    $  407    $  122   $ 158,742   $  (56,160)   $  357,714   $ (1,543)  $ 459,282
                                          =========================================================================================

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                                           K-V PHARMACEUTICAL COMPANY AND SUBSIDIARIES
                                              CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                         (In thousands)

                                                                                              YEARS ENDED MARCH 31,
                                                                                 -----------------------------------------------
                                                                                      2008              2007              2006
                                                                                 ------------       ----------        ----------
Operating Activities:
Net income.............................................................          $     88,354       $   58,090        $   11,416
Adjustments to reconcile net income to net cash provided by
   operating activities:
   Acquired in-process research and development........................                17,500               --            29,570
   Cumulative effect of change in accounting principle.................                    --           (1,976)               --
   Depreciation and  amortization .....................................                31,120           22,388            18,002
   Deferred income tax (benefit) provision.............................                (6,308)           7,698             6,062
   Deferred compensation...............................................                 2,232              877               965
   Stock-based compensation............................................                 5,205            3,984               927
   Excess tax benefits associated with stock options...................                (1,376)            (683)               --
   Other...............................................................                 1,440              270                --
Changes in operating assets and liabilities:
   Decrease (increase) in receivables, net.............................               (28,436)         (25,063)            7,593
   Increase in inventories.............................................                (3,465)         (20,349)          (16,792)
   Increase in prepaid and other assets................................                (6,443)          (2,771)           (1,185)
   (Decrease) increase in income taxes payable.........................                (1,622)           2,413             3,659
   Increase in accounts payable and accrued
      liabilities......................................................                24,157           12,257             4,392
                                                                                 ------------       ----------        ----------
Net cash provided by operating activities..............................               122,358           57,135            64,609
                                                                                 ------------       ----------        ----------
Investing Activities:
   Purchase of property and equipment..................................               (23,656)         (25,066)          (58,334)
   Purchase of marketable securities...................................              (125,426)        (178,949)          (61,187)
   Sale of marketable securities.......................................               158,750          128,000                --
   Purchase of preferred stock.........................................                    --             (400)          (11,300)
   Product acquisitions................................................              (159,000)              --           (25,643)
                                                                                 ------------       ----------        ----------
Net cash used in investing activities..................................              (149,332)         (76,415)         (156,464)
                                                                                 ------------       ----------        ----------
Financing Activities:
   Principal payments on long-term debt................................                (1,896)          (1,652)             (892)
   Proceeds from borrowing of long-term debt...........................                    --               --            32,764
   Proceeds from borrowing on line of credit...........................                50,000               --                --
   Repayment of borrowing on line of credit............................               (20,000)              --                --
   Dividends paid on preferred stock...................................                   (70)             (70)              (70)
   Purchase of common stock for treasury...............................                  (179)          (2,077)             (253)
   Excess tax benefits associated with stock options...................                 1,376              683                --
   Cash deposits received for stock options............................                 1,514            4,264             1,187
                                                                                 ------------       ----------        ----------
Net cash provided by financing activities.............................                 30,745            1,148            32,736
                                                                                 ------------       ----------        ----------
Increased (decrease)  in cash and cash equivalents.....................                 3,771          (18,132)          (59,119)
Cash and cash equivalents:
   Beginning of year...................................................                82,574          100,706           159,825
                                                                                 ------------       ----------        ----------
   End of year.........................................................          $     86,345       $   82,574        $  100,706
                                                                                 ============       ==========        ==========
Non-cash investing and financing activities:
   Term loans refinanced...............................................          $         --       $       --        $    9,859
   Stock options exercised (at expiration of two-year
      forfeiture period)..........................................                      1,345            3,620             3,143


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

              INVESTMENT SECURITIES
              ---------------------

              The Company's investment securities consist of mutual funds comprised of U.S. government guaranteed investments and auction rate securities. The Company classifies its investment securities as available-for-sale with net unrealized gains or losses recorded as a separate component of shareholders' equity, net of any related tax effect. Auction rate securities generally have long-term stated maturities of 20 to 30 years. However, these securities have certain economic characteristics of short-term investments due to a rate-setting mechanism and the ability to liquidate them through a dutch auction process that occurs on pre-determined intervals, up to 35 days. The Company reclassified these securities to non-current investment securities at March 31, 2008 to reflect the current lack of liquidity in these investments (see Note 4).

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

              INTANGIBLE ASSETS AND GOODWILL
              ------------------------------

              Intangible assets consist of product rights, license agreements and trademarks resulting from product acquisitions and legal fees and similar costs relating to the development of patents and trademarks. Intangible assets that are acquired are stated at cost, less accumulated amortization, and are amortized on a straight-line basis over estimated useful lives ranging from nine to 20 years. Costs associated with the development of patents and trademarks are amortized on a straight-line basis over estimated useful lives ranging from five to 17 years. The Company evaluates its intangible assets for impairment at least annually or whenever events or changes in circumstances indicate that an intangible asset's carrying amount may not be recoverable. Recoverability is determined by comparing the carrying amount of an intangible asset against an estimate of the undiscounted future cash flows expected to result from its use and eventual disposition. If the sum of the expected future undiscounted cash flows is less than the carrying amount of the intangible asset, an impairment loss is recognized based on the excess of the carrying amount over the estimated fair value of the intangible asset.

              In accordance with Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets," goodwill is subject to at least an annual assessment of impairment on a fair value basis. If the Company determines through the assessment process that goodwill has been impaired, the Company will record the impairment charge in its results of operations. The Company's test for goodwill impairment in fiscal 2008 determined there was no goodwill impairment.

              OTHER ASSETS
              ------------

              Non-marketable equity investments for which the Company does not have the ability to exercise significant influence over operating and financial policies (generally less than 20% ownership) are accounted for using the cost method. Such investments are included in "Other assets" in the accompanying consolidated balance sheets and relate primarily to the Company's $12,284 investment at March 31, 2008 in the preferred stock of Strides Arcolab Limited.

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

                  o Payment discounts are reductions to invoiced amounts offered to customers for payment within a specified period and are estimated utilizing historical customer payment experience.
                  o Sales rebates are offered to certain customers to promote customer loyalty and encourage greater product sales. These rebate programs provide that, upon the attainment of pre-established volumes or the attainment of revenue milestones for a specified period, the customer receives credit against purchases. Other promotional programs are incentive programs periodically offered to customers. Due to the nature of these programs, the Company is able to estimate provisions for rebates and other promotional programs based on the specific terms in each agreement.
                  o Consistent with common industry practices, the Company has agreed to terms with its customers to allow them to return product that is within a certain period of the expiration date. Upon recognition of revenue from product sales to customers, the Company provides for an estimate of product to be returned. This estimate is determined by applying a historical relationship of customer returns to amounts invoiced.
                  o The Company markets and sells products directly to wholesalers, distributors, warehousing pharmacy chains, mail order pharmacies and other direct purchasing groups. The Company also markets products indirectly to independent pharmacies, non-warehousing chains, managed care organizations, and group purchasing organizations, collectively referred to as "indirect customers." The Company enters into agreements with some indirect customers to establish contract pricing for certain products. These indirect customers then independently select a wholesaler from which to purchase the products at these contracted prices. Alternatively, the Company may pre-authorize wholesalers to offer specified contract pricing to other indirect customers. Under either arrangement, the Company provides credit to the wholesaler for any difference between the contracted price with the indirect customer and the wholesaler's invoice price. This credit is called a chargeback. Provisions for estimated chargebacks are calculated primarily using historical chargeback experience, actual contract pricing and estimated and actual wholesaler inventory levels.
                  o Generally, the Company provides credits to wholesale customers for decreases that are made to selling prices for the value of inventory that is owned by these customers at the date of the price reduction. These credits are customary in the industry and are intended to reduce a wholesale customer's inventory cost to better reflect current market prices. Since a reduction in the wholesaler's invoice price reduces the chargeback per unit, price reduction credits are typically included as part of the reserve for chargebacks because they act essentially as accelerated chargebacks. Although the Company contractually agreed to provide price adjustment credits to its major wholesale customers at the time they occur, the impact of any such price reductions not included in the reserve for chargebacks is immaterial to the amount of revenue recognized in any given period.
                  o Established in 1990, the Medicaid Drug Rebate Program requires a drug manufacturer to provide to each state a rebate every calendar quarter for covered outpatient drugs dispensed to Medicaid patients. The provision for Medicaid rebates is based upon historical experience of claims submitted by the various states. The Company also monitors Medicaid legislative changes to determine what impact such legislation may have on the provision for Medicaid rebates.

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

              Accruals for sales provisions are presented in the consolidated financial statements as reductions to net revenues and accounts receivable. Sales provisions totaled $234,427, $148,822 and $154,662 for the years ended March 31, 2008, 2007 and 2006, respectively. The reserve balances related to the sales provisions totaled $46,646 and $31,281 at March 31, 2008 and 2007, respectively, and are included in "Receivables, less allowance for doubtful accounts" in the accompanying consolidated balance sheets.

              CONCENTRATION OF CREDIT RISK
              ----------------------------

              The Company extends credit on an uncollateralized basis primarily to wholesale drug distributors and retail pharmacy chains throughout the U.S. As a result, the Company is required to estimate the level of receivables which ultimately will not be paid. The Company calculates this estimate based on prior experience supplemented by a customer specific review when it is deemed necessary. On a periodic basis, the Company performs evaluations of the financial condition of all customers to further limit its credit risk exposure. Actual losses from uncollectible accounts have historically been insignificant.

              The Company's three largest customers accounted for approximately 31.0%, 28.6% and 9.0%, and 33.7%, 19.7% and 15.1%
              of gross receivables at March 31, 2008 and 2007, respectively.

              For the year ended March 31, 2008, KV's three largest customers accounted for 24.6%, 23.9% and 9.8% of gross revenues. For the years ended March 31, 2007 and 2006, the Company's three largest customers accounted for gross revenues of 21.1%, 25.7% and 14.4% and 15.7%, 26.9% and 12.7%, respectively.

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

              ADVERTISING
              -----------

              Costs associated with advertising are expensed in the period in which the advertising is used and these costs are included in selling and administrative expense. Advertising expenses totaled $27,545, $21,932 and $18,366 for the years ended March 31, 2008,
              2007 and 2006, respectively. Advertising expense includes the cost of product samples given to physicians for marketing to their patients.

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

              DEFERRED FINANCING COSTS
              ------------------------

              Deferred financing costs of $5,835 were incurred in connection with the issuance of convertible debt (see Note 10). These costs are being amortized into interest expense on a straight-line basis over the five-year period that ends on the first date the debt can be put by the holders to the Company. Accumulated amortization totaled $5,635 and $4,471 at March 31, 2008 and 2007, respectively. Deferred financing costs, net of accumulated amortization, are included in "Other Assets" in the accompanying consolidated balance sheets.

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

              The Company presents diluted earnings per share for Class B Common Stock for all periods using the two-class method which does not assume the conversion of Class B Common Stock into Class A Common Stock. The Company presents diluted earnings per share for Class A Common Stock using the if-converted method which assumes the conversion of Class B Common Stock into Class A Common Stock, if dilutive.

              Basic earnings per share is computed using the weighted average number of common shares outstanding during the period except that it does not include unvested common shares subject to repurchase. Diluted earnings per share is computed using the weighted average number of common shares and, if dilutive, potential common shares outstanding during the period. Potential common shares consist of the incremental common shares issuable upon the exercise of stock options, unvested common shares subject to repurchase, convertible preferred stock and the Notes. The dilutive effects of outstanding stock options and unvested common shares subject to repurchase are reflected in diluted earnings per share by application of the treasury stock method. Convertible preferred stock and the Notes are reflected on an if-converted basis. The computation of diluted earnings per share for Class A Common Stock assumes the conversion of the Class B Common Stock, while the diluted earnings per share for Class B Common Stock does not assume the conversion of those shares.

              INCOME TAXES
              ------------

              Income taxes are accounted for under the asset and liability method where deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amount of existing assets and liabilities and the respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is established when it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company evaluates the realizability of its deferred tax assets by assessing its valuation allowance and by adjusting the amount of such allowance, if necessary. The factors used to assess the likelihood of realization include the Company's forecast of future taxable income and available tax planning strategies that could be implemented to realize the net deferred tax assets. Failure to achieve forecasted taxable income in applicable tax jurisdictions could affect the ultimate realization of deferred tax assets and could result in an increase in the Company's effective tax rate on future earnings.

              The Company accounts for uncertain tax positions in accordance with FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes -- an Interpretation of FASB Statement No. 109" ("FIN 48"), which was issued in July 2006. This interpretation addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN 48, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits in income tax expense.

              STOCK-BASED COMPENSATION
              ------------------------

              Effective April 1, 2006, the Company adopted SFAS No. 123 (revised 2004), "Share-Based Payment ("SFAS 123R"), which requires the measurement and recognition of compensation expense, based on estimated fair values, for all share-based compensation awards made to employees and directors over the vesting period of the awards. The Company adopted SFAS 123R using the modified prospective method and, as a result, did not retroactively adjust results from prior periods. Under the modified prospective method, stock-based compensation expense was recognized (1) for the unvested portion of previously issued awards that were outstanding at the initial date of adoption based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123 "Accounting for Stock-Based Compensation" and (2) for any awards granted or modified on or subsequent to the effective date of SFAS 123R based on the grant date fair value estimated in accordance with the provisions of this statement. Prior to the adoption of SFAS 123R, the Company measured compensation expense for its employee stock-based compensation plans using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25 ("APB 25"). The Company also applied the disclosure provisions of SFAS 123, as amended by SFAS 148, as if the fair value-based method had been applied in measuring compensation expense. Under APB 25, compensation cost for stock options was recognized based on the excess, if any, of the quoted market price of the stock at the grant date of the award or other measurement date over the amount an employee must pay to acquire the stock.

              The following table provides the pro forma effects on net income and earnings per share for fiscal 2006 as if the fair value recognition provisions of SFAS 123 had been applied to options granted under the Company's employee compensation plans:

                                                                      YEAR ENDED
                                                                    MARCH 31, 2006
                                                                  -------------------
Net income                                                         $          11,416
Add: Stock-based compensation expense
      included in net income, net of tax                                         641
Deduct: Stock-based compensation using the
    fair value based method for all awards                                    (2,669)
                                                                  -------------------
Pro forma net income                                               $           9,388
                                                                  ===================

Earnings per share:
    Basic - Class A common                                         $            0.24
    Basic - Class B common                                                      0.20
    Diluted - Class A common                                                    0.23
    Diluted - Class B common                                                    0.20

Earnings per share - pro forma:
    Basic - Class A common                                         $            0.20
    Basic - Class B common                                                      0.17
    Diluted - Class A common                                                    0.19
    Diluted - Class B common                                                    0.16

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

              FAIR VALUE OF FINANCIAL INSTRUMENTS
              -----------------------------------

              The Company's financial instruments consist primarily of cash and cash equivalents, marketable securities, receivables, investments, trade accounts payable, the convertible debt, embedded derivatives related to the issuance of the convertible debt, a mortgage loan agreement, and borrowings under the Company's line of credit. The carrying amounts of cash and cash equivalents, receivables and trade accounts payable are representative of their respective fair values due to their relatively short maturities. The fair values of marketable securities are based on quoted market prices. The Company estimates the fair value of its fixed rate long-term obligations based on quoted market rates of interest and maturity schedules for similar issues. The carrying value of these obligations approximates their fair value.

              The Company's investment in the preferred stock of Strides Arcolab Limited of $14,311, including accrued but unpaid dividends, had a fair value of $14,600 at March 31, 2008 based on a valuation analysis. Based on quoted market rates, the Company's convertible debt had a fair value of $228,360 and $229,240 at March 31, 2008 and 2007, respectively. The carrying amount of the mortgage loan agreement and the outstanding balance of the line of credit approximate their fair values because their terms are similar to those which can be obtained for similar financial instruments in the current marketplace.

              DERIVATIVE FINANCIAL INSTRUMENTS
              --------------------------------

              The Company's derivative financial instruments consist of embedded derivatives related to the convertible debt. These embedded derivatives include certain conversion features and a contingent interest feature. Although the conversion features represent embedded derivative financial instruments, based on the de minimis value of these features at the time of issuance and at March 31, 2008, no value has been assigned to these embedded derivatives. The contingent interest feature provides unique tax treatment under the Internal Revenue Service's contingent debt regulations. In essence, interest accrues, for tax purposes, on the basis of the instrument's comparable yield (the yield at which the issuer would issue a fixed rate instrument with similar terms).

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

              In December 2007, the FASB issued SFAS No. 141 (revised 2007), "Business Combinations" ("SFAS 141(R)") which replaces SFAS 141 but retains the fundamental concept of purchase method of accounting in a business combination and improves reporting by creating greater consistency in the accounting and financial reporting of business combinations, resulting in more complete, comparable, and relevant information for investors and other users of financial statements. To achieve this goal, the new standard requires the acquiring entity in a business combination to recognize all the assets acquired and liabilities assumed in the transaction and any non-controlling interest at the acquisition date at their fair value as of that date. This statement requires measuring a non-controlling interest in the acquiree at fair value which will result in recognizing the goodwill attributable to the non-controlling interest in addition to that attributable to the acquirer. This statement also requires the recognition of assets acquired and liabilities assumed arising from contractual contingencies as of the acquisition date, measured at their acquisition date fair values. SFAS 141(R) is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008 and earlier adoption is prohibited. The Company plans to adopt SFAS 141(R) at the beginning of fiscal 2010 and is evaluating the impact of SFAS 141(R) on its financial condition and results of operations.

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

3.       ACQUISITIONS AND LICENSE AGREEMENT
         ----------------------------------

         In January 2008, we entered into a definitive asset purchase agreement with CYTYC Prenatal Products and Hologic, Inc. ("CYTYC") to acquire the U.S. and worldwide rights to Gestiva(TM) (17-alpha hydroxyprogesterone caproate). The New Drug Application ("NDA") for Gestiva(TM) is currently before the FDA, pending approval for use in the prevention of preterm birth in certain categories of pregnant women. The proposed indication is for women with a history of at least one spontaneous preterm delivery (i.e., less than 37 weeks), who are pregnant with a single fetus. Under the terms of the asset purchase agreement, the Company agreed to pay $82,000 for Gestiva(TM), $7,500 of which was paid at closing. For the year ended March 31, 2008, the Company recorded the $7,500 payment as in-process research and development expense because the product had not obtained FDA approval when the initial payment was made. The remainder of the purchase price is payable on the completion of two milestones: (1) $2,000 on the earlier to occur of CYTYC's receipt of acknowledgement from the FDA that their response to the FDA's October 20, 2006 "approvable" letter is sufficient for the FDA to proceed with their review of the NDA or the receipt of FDA's approval of the Gestiva(TM) NDA and (2) $72,500 on FDA approval of a Gestiva(TM) NDA, transfer of all rights in the NDA to the Company and receipt by the Company of defined launch quantities of finished Gestiva(TM) suitable for commercial sale.

         In May 2007, the Company acquired the U.S. marketing rights to Evamist(TM), a new estrogen replacement therapy product delivered with a patented metered-dose transdermal spray system, from VIVUS, Inc. Under terms of the Asset Purchase Agreement, the Company paid $10,000 in cash at closing and agreed to make an additional cash payment of $141,500 upon final approval of the product by the U.S. Food and Drug Administration ("FDA"). The agreement also provides for two future payments upon achievement of certain net sales milestones. If Evamist(TM) achieves $100,000 of net sales in a fiscal year, a one-time payment of $10,000 will be made, and if net sales levels reach $200,000 in a fiscal year, a one-time payment of $20,000 will be made. For the year ended March 31, 2008, the Company recorded the $10,000 payment made at closing as in-process research and development expense because the product had not obtained FDA approval when the initial payment was made. In July 2007, FDA approval for Evamist(TM) was received and the payment of $141,500 was made to VIVUS, Inc. The preliminary purchase price allocation, which is subject to change based on the final fair value assessment, resulted in estimated identifiable intangible assets of $52,446 to product rights; $15,166 to trademark rights; $66,417 to rights under a sublicense agreement; and, $7,471 to a covenant not to compete. Upon FDA approval in July 2007, the Company began amortizing the product rights, trademark rights and rights under the sublicense agreement over 15 years and the covenant not to compete over nine years.

         In May 2005, the Company and FemmePharma, Inc. ("FemmePharma") mutually agreed to terminate the license agreement between them entered into in April 2002. As part of this transaction, the Company acquired all of the common stock of FemmePharma for $25,000 after certain assets of the entity had been distributed to FemmePharma's other shareholders. Under separate agreements, the Company had previously invested $5,000 in FemmePharma's convertible preferred stock. Included in the Company's acquisition of FemmePharma are the worldwide marketing rights to an endometriosis product that was originally part of the licensing arrangement with FemmePharma that provided the Company, among other things, marketing rights for the product principally in the U.S. In accordance with the new agreement, the Company acquired worldwide licensing rights of the endometriosis product, no longer was responsible for milestone payments and royalties specified in the original licensing agreement, and secured exclusive worldwide rights for use of the FemmePharma technology for vaginal anti-infective products. For the year ended March 31, 2006, the Company recorded expense of $30,441 in connection with the FemmePharma acquisition that consisted of $29,570 for acquired in-process research and development and $871 in direct expenses related to the transaction. The acquired in-process research and development charge represented the estimated fair value of the endometriosis product being developed that, at the time of the acquisition, had no alternative future use and for which technological feasibility had not been established. The FemmePharma acquisition expense was determined by the Company to not be deductible for tax purposes. The Company also allocated $375 of the purchase price for a non-compete agreement and $300 of the purchase price for the royalty-free worldwide license to use FemmePharma's technology for vaginal anti-infective products acquired in the transaction.

4.       INVESTMENT SECURITIES
         ---------------------

         The carrying amount of available-for-sale securities and their approximate fair values at March 31, 2008 and 2007 were as follows.

                                                                                  MARCH 31, 2008
                                                    ----------------------------------------------------------------------------
                                                                            GROSS                 GROSS
                                                                          UNREALIZED            UNREALIZED               FAIR
                                                        COST                GAINS                 LOSSES                 VALUE
                                                        ----                -----                 ------                 -----
         Short-term marketable securities.....      $   40,538            $       10            $      -              $   40,548
         Non-current auction rate
            securities........................          83,900                    -                 (2,384)               81,516
                                                    ----------            ----------            ----------            ----------
             Total............................      $  124,438            $       10            $   (2,384)           $  122,064
                                                    ==========            ==========            ==========            ==========


                                                                                  MARCH 31, 2007
                                                    ----------------------------------------------------------------------------
                                                                            GROSS                 GROSS
                                                                          UNREALIZED            UNREALIZED               FAIR
                                                        COST                GAINS                 LOSSES                 VALUE
                                                        ----                -----                 ------                 -----
         Short-term marketable securities.....      $   38,612            $       50            $      -              $   38,662
         Short-term auction rate
            securities........................         119,150                    -                    -                 119,150
                                                    ----------            ----------            ----------            ----------
             Total............................      $  157,762            $       50            $      -              $  157,812
                                                    ==========            ==========            ==========            ==========


         The Company accounts for its investment securities in accordance with SFAS 115, "Accounting for Certain Investments in Debt and Equity Securities," and classifies them as "available for sale." The Company's marketable securities at March 31, 2008 are recorded at fair value based on quoted market prices using the specific identification method and consisted of mutual funds comprised of U.S. government investments. These marketable securities are classified as current assets as the Company has the ability to use them for current operating and investing purposes. For the year ended March 31, 2007, a realized loss of $270 was recognized when the Company determined that its unrealized loss on marketable securities had become other-than-temporary as the duration of the losses had surpassed 24 months and the Company no longer intended to hold these securities to recovery. There were no realized gains or losses for the years ended March 31, 2008 and 2006.

         At March 31, 2008 and 2007, the Company also had $83,900 and $119,150 of principal invested in auction rate securities ("ARS"). These securities all have a maturity in excess of 10 years. The Company's investments in ARS primarily represent interests in collateralized debt obligations supported by pools of student loans, the principal of which is guaranteed by the U.S. Government. ARS backed by student loans are viewed as having low default risk and therefore very low risk of credit downgrade. The ARS held by the Company are AAA rated securities with long-term nominal maturities for which the interest rates are reset through a dutch auction at pre-determined intervals, up to 35 days. The auctions historically have provided a liquid market for these securities.

         With the liquidity issues experienced in global credit and capital markets, the ARS held by the Company at March 31, 2008 have experienced multiple failed auctions beginning in February 2008 as the amount of securities submitted for sale has exceeded the amount of purchase orders. Given the failed auctions, the Company's ARS are illiquid until a successful auction for them occurs.

         The estimated fair value of the Company's ARS holdings at March 31, 2008 was $81,516, which reflects a $2,384 difference from the principal value of $83,900. Although the ARS continue to pay interest according to their stated terms, the Company has recorded an unrealized loss of $1,550, net of tax, as a reduction to shareholders' equity in accumulated other comprehensive loss, reflecting adjustments to the ARS holdings that the Company has concluded have a temporary decline in value.

         The ARS are valued based on a discounted cash flow model that considers, among other factors, the time to work out the market disruption in the traditional trading mechanism, the stream of cash flows (coupons) earned until maturity, the prevailing risk free yield curve, credit spreads applicable to a portfolio of student loans with various tenures and ratings and an illiquidity premium. These factors were used in a Monte Carlo simulation based methodology to derive the estimated fair value of the ARS.

         At March 31, 2007, ARS are classified as current assets and included in the line item "Marketable securities." Given the failed auctions, the Company's ARS are illiquid until there is a successful auction for them. Accordingly, the $81,516 of ARS have been reclassified at March 31, 2008 from current assets to non-current assets and are included in the line item "Investment securities."

5.       INVENTORIES
         -----------

         Inventories as of March 31, consist of:

                                                                        2008                  2007
                                                                        ----                  ----
                  Finished goods.....................                $  27,654             $  35,420
                  Work-in-process....................                   15,925                13,294
                  Raw materials......................                   51,401                42,801
                                                                     ---------             ---------
                                                                     $  94,980             $  91,515
                                                                     =========             =========

6.       PROPERTY AND EQUIPMENT
         ----------------------

         Property and equipment as of March 31, consist of:

                                                                                 2008                  2007
                                                                                 ----                  ----
                  Land and improvements.................................      $    6,253            $    6,253
                  Buildings and building improvements...................         109,128               108,631
                  Machinery and equipment...............................          86,490                73,461
                  Office furniture and equipment........................          32,417                27,819
                  Leasehold improvements................................          21,057                21,057
                  Construction-in-progress..............................          14,870                 5,865
                                                                              ----------            ----------
                                                                                 270,215               243,086
                  Less accumulated depreciation.........................         (74,015)              (56,186)
                                                                              ----------            ----------
                     Net property and equipment.........................      $  196,200            $   86,900
                                                                              ==========            ==========

         Capital additions to property and equipment were $23,656, $25,066 and $58,334 for the years ended March 31, 2008, 2007 and 2006, respectively. Depreciation of property and equipment was $18,317, $16,208 and $11,916 for the years ended March 31, 2008, 2007 and 2006, respectively.

         Property and equipment projects classified as construction-in-progress at March 31, 2008 are projected to be completed during the next 12 months at an estimated cost of $4,595.

         During the year ended March 31, 2006, the Company recorded capitalized interest on qualifying construction projects of $940. In fiscal 2008 and 2007, the Company did not record any capitalized interest.

7.       INTANGIBLE ASSETS AND GOODWILL
         ------------------------------

         Intangible assets and goodwill as of March 31, consist of:

                                                                    2008                                         2007
                                                      ---------------------------------           ---------------------------------
                                                         GROSS                                       GROSS
                                                       CARRYING            ACCUMULATED              CARRYING            ACCUMULATED
                                                        AMOUNT             AMORTIZATION              AMOUNT            AMORTIZATION
                                                        ------             ------------              ------            ------------
         Product rights acquired:
            Micro-K(R)..........................      $   36,140            $  (16,318)           $   36,140            $  (14,513)
            PreCare(R)..........................           8,433                (3,654)                8,433                (3,233)
            Evamist(TM)..........................         52,446                (2,378)                   --                    --
         Trademarks acquired:
            Niferex(R)..........................          14,834                (3,709)               14,834                (2,967)
            Chromagen(R)/StrongStart(R)...........        27,642                (6,910)               27,642                (5,528)
            Evamist(TM)..........................         15,166                  (688)                   --                    --
         License agreements:
            Evamist(TM)..........................         66,417                (3,011)                   --                    --
            Other.............................             2,300                    --                 4,400                  (480)
         Covenants not to compete:
            Evamist(TM)..........................          7,471                  (565)                   --                    --
            Other.............................               375                  (109)                  375                   (72)
         Trademarks and patents...............             5,317                  (972)                4,196                  (774)
                                                      ----------            ----------            ----------            ----------
                  Total intangible assets.....           236,541               (38,314)               96,020               (27,567)
              Goodwill........................               557                     -                   557                     -
                                                      ----------            ----------            ----------            ----------
                                                      $  237,098            $  (38,314)           $   96,577            $  (27,567)
                                                      ==========            ==========            ==========            ==========

         As of March 31, 2008, the Company's intangible assets have a weighted average useful life of approximately 16 years. Amortization of intangible assets was $11,491, $4,810 and $4,784 for the years ended March 31, 2008, 2007 and 2006, respectively.

         During the year ended March 31, 2008, the Company recognized an impairment charge of $1,140 for the intangible asset related to a product right acquired under an external development agreement. Price erosion on the product eliminated the economics of marketing the product. The entire balance of the intangible asset was written-off as the product is no longer expected to generate positive future cash flows. The impairment loss is included in "Amortization and impairment of intangible assets" in the Consolidated Statement of Income and is included under the All Other segment in Note 21.

         Assuming no other additions, disposals or adjustments are made to the carrying values and/or useful lives of the intangible assets, annual amortization expense on product rights, trademarks acquired and other intangible assets is estimated to be approximately $14,500 in each of the five succeeding fiscal years.

8.       OTHER ASSETS
         ------------

         Other assets as of March 31, consist of:

                                                                                 2008                  2007
                                                                                 ----                  ----
                  Cash surrender value of life insurance...............       $    4,300            $    3,874
                  Preferred stock investments..........................           12,684                11,806
                  Accrued dividends on preferred stock ................            2,027                 1,198
                  Deferred financing costs, net........................              859                 2,159
                  Deposits.............................................            3,238                 1,366
                                                                              ----------            ----------
                                                                              $   23,108            $   20,403
                                                                              ==========            ==========



9.       ACCRUED LIABILITIES
         -------------------

         Accrued liabilities as of March 31, consist of:

                                                                                  2008                 2007
                                                                                  ----                 ----
                  Salaries, wages, incentives and benefits.......              $  30,314            $   20,669
                  Accrued interest payable.......................                  2,721                 2,192
                  Professional fees..............................                  4,837                 5,921
                  Promotion expenses.............................                  4,984                   369
                  Stock option deposits..........................                  2,729                 2,560
                  Other..........................................                    931                 1,507
                                                                               ---------            ----------
                                                                               $  46,516            $   33,218
                                                                               =========            ==========

10.      LONG-TERM DEBT
         --------------

         Long-term debt as of March 31, consists of:

                                                                                 2008                  2007
                                                                                 ----                  ----
                  Building mortgages.............................            $    39,452           $    41,348
                  Line of credit.................................                 30,000                    --
                  Convertible notes..............................                200,000               200,000
                                                                             -----------           -----------
                                                                                 269,452               241,348
                  Less current portion...........................               (202,020)               (1,897)
                                                                             -----------           -----------
                                                                             $    67,432           $   239,451
                                                                             ===========           ===========


         In June 2006, the Company entered into a credit agreement with ten banks that provides for a revolving line of credit for borrowing up to $320,000. This credit facility also includes a provision for increasing the revolving commitment, at the lenders' sole discretion, by up to an additional $50,000. The credit agreement is unsecured unless the Company, under certain specified circumstances, utilizes the facility to redeem part or all of its outstanding Notes. Interest is charged under the credit facility at the lower of the prime rate or LIBOR plus 62.5 to 150 basis points depending on the ratio of senior debt to EBITDA. The credit facility has a five-year term expiring in June 2011. The credit agreement contains financial covenants that impose limits on dividend payments, require minimum equity, a maximum senior leverage ratio and minimum fixed charge coverage ratio. At March 31, 2008, the Company had $942 in open letters of credit issued under the revolving credit line and $30,000 of cash borrowings outstanding under the facility.

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

         In May 2003, the Company issued $200,000 principal amount of 2.5% Contingent Convertible Subordinated Notes due 2033 (the "Notes") that are convertible, under certain circumstances, into shares of Class A Common Stock at an initial conversion price of $23.01 per share. The Notes, which are due May 16, 2033, bear interest that is payable on May 16 and November 16 of each year at a rate of 2.50% per annum. The Company also is obligated to pay contingent interest at a rate equal to 0.5% per annum during any six-month period from May 16 to November 15 and from November 16 to May 15, with the initial six-month period commencing May 16, 2006, if the average trading price of the Notes per $1,000 principal amount for the five trading day period ending on the third trading day immediately preceding the first day of the applicable six-month period equals $1,200 or more. In November 2007, the average trading price of the Notes reached the threshold for the five-day trading period that resulted in the payment of contingent interest and beginning November 16, 2007 the Notes began to bear interest at a rate of 3.00% per annum.

         The Company may redeem some or all of the Notes at any time on or after May 21, 2006, at a redemption price, payable in cash, of 100% of the principal amount of the Notes, plus accrued and unpaid interest, including contingent interest, if any. Holders may require the Company to repurchase all or a portion of their Notes on May 16, 2008, 2013, 2018, 2023 and 2028 or upon a change in control, as defined in the indenture governing the Notes, at a purchase price, payable in cash, of 100% of the principal amount of the Notes, plus accrued and unpaid interest, including contingent interest, if any. Even though no holders required the Company to repurchase all or a portion of their Notes on May 16, 2008, the Company classified the Notes as a current liability as of March 31, 2008 due to the right the holders had to require the Company to repurchase the Notes on May 16, 2008. Since the holders did not elect to cause us to repurchase any of the Notes, the Notes will be reclassified as long-term beginning with our consolidated balance sheet as of June 30, 2008.

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

         The contingent interest feature of the Notes meets the criteria of and qualifies as an embedded derivative. Although this feature represents an embedded derivative financial instrument, based on its de minimis value at the time of issuance and at March 31, 2008, no value has been assigned to this embedded derivative.

         The Notes, which are unsecured, do not contain any restrictions on the payment of dividends, the incurrence of additional indebtedness or the repurchase of the Company's securities, and do not contain any financial covenants.

         The aggregate maturities of long-term debt as of March 31, 2008 are as follows:

                  Due in one year...............        $  202,020
                  Due in two years..............             2,144
                  Due in three years............             2,276
                  Due in four years.............            32,411
                  Due in five years.............             2,565
                  Thereafter....................            28,036
                                                        ----------
                                                        $  269,452
                                                        ==========

         The Company paid interest of $8,648 and $7,316 for the years ended March 31, 2008 and 2007, respectively. For the year ended March 31, 2006, the Company paid interest, net of capitalized interest, of $4,692.

11.      TAXABLE INDUSTRIAL REVENUE BONDS
         --------------------------------

         In December 2005, the Company entered into a financing arrangement with St. Louis County, Missouri related to expansion of its operations in St. Louis County. Up to $135,500 of industrial revenue bonds may be issued to the Company by St. Louis County relative to capital improvements made through December 31, 2009. This agreement provides that 50% of the real and personal property taxes on up to $135,500 of capital improvements will be abated for a period of ten years subsequent to the property being placed in service. Industrial revenue bonds totaling $120,407 were outstanding at March 31, 2008. The industrial revenue bonds are issued by St. Louis County to the Company upon its payment of qualifying costs of capital improvements, which are then leased by the Company for a period ending December 1, 2019, unless earlier terminated. The Company has the option at any time to discontinue the arrangement and regain full title to the abated property. The industrial revenue bonds bear interest at 4.25% per annum and are payable as to principal and interest concurrently with payments due under the terms of the lease. The Company has classified the leased assets as property and equipment and has established a capital lease obligation equal to the outstanding principal balance of the industrial revenue bonds. Lease payments may be made by tendering an equivalent portion of the industrial revenue bonds. As the capital lease payments to St. Louis County may be satisfied by tendering industrial revenue bonds (which is the Company's intention), the capital lease obligation, industrial revenue bonds and related interest expense and interest income, respectively, have been offset for presentation purposes in the consolidated financial statements.

12.      COMMITMENTS AND CONTINGENCIES
         -----------------------------

         LEASES

         The Company leases manufacturing, office and warehouse facilities, equipment and automobiles under operating leases expiring through fiscal 2021. Total rent expense for the years ended March 31, 2008, 2007 and 2006 was $4,536, $4,132 and $3,819, respectively.

         Future minimum lease commitments under non-cancelable operating leases are as follows:

                  2009..........................          $  2,183
                  2010..........................             1,531
                  2011..........................             1,378
                  2012..........................             1,255
                  2013..........................               861
                  Thereafter....................               939

         CONTINGENCIES

         The Company is currently subject to legal proceedings and claims that have arisen in the ordinary course of business. While the Company is not presently able to determine the potential liability, if any, related to such matters, the Company believes none of the matters it currently faces, individually or in the aggregate, will have a material adverse effect on its financial condition or operations except for the specific cases described in "Litigation" below.

         The Company has licensed the exclusive rights to co-develop and market various generic equivalent products with other drug delivery companies. These collaboration agreements require the Company to make up-front and ongoing payments as development milestones are attained. If all milestones remaining under these agreements were reached, payments by the Company could total up to $31,000.

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

13.      EMPLOYMENT AGREEMENTS
         ---------------------

         The Company has employment agreements with certain officers and key employees which extend for one to five years. These agreements provide for base levels of compensation and, in certain instances, also provide for incentive bonuses and separation benefits. Also, the agreement with the Chief Executive Officer ("CEO") contains provisions for partial salary continuation under certain conditions, contingent upon non-compete restrictions and providing consulting services to the Company as specified in the agreement. In addition, the CEO is entitled to receive retirement compensation paid in the form of a single annuity equal to 30% of the CEO's final average compensation payable each year beginning at retirement and continuing for the longer of ten years or the life of the CEO. In accordance with this agreement, the Company recognized retirement expense of $2,232, $877 and $965 for the years ended March 31, 2008, 2007 and 2006, respectively.

14.      GAIN FROM LEGAL SETTLEMENT
         --------------------------

         In January 2007, the Company received a $3,600 payment from an insurance company in accordance with a settlement agreement entered into with the insurance company for insurance coverage associated with the Healthpoint litigation. The payment was reflected by the Company in the "Selling and Administrative" expense line item of operating income for the year ended March 31, 2007 and was recorded net of approximately $1,192 of attorney-related fees.

15.      INCOME TAXES
         ------------

         The income tax provisions for the years ended March 31, 2008, 2007 and 2006, are based on estimated federal and state taxable income using the applicable statutory rates. The current and deferred federal and state income tax provisions, excluding income taxes related to the cumulative effect of a change in accounting, for the years ended March 31, 2008, 2007 and 2006 are as follows:

                                                                              2008             2007              2006
                                                                              ----             ----              ----
                  PROVISION
                     Current:
                        Federal...............................              $ 44,280         $ 23,434          $ 17,035
                        State.................................                 3,414            1,918             1,552
                                                                            --------         --------          --------
                                                                              47,694           25,352            18,587
                                                                            --------         --------          --------
                     Deferred:
                        Federal...............................                (4,073)           7,042             5,521
                        State.................................                  (312)             564               325
                                                                            --------         --------          --------
                                                                              (4,385)           7,606             5,846
                                                                            --------         --------          --------
                                                                            $ 43,309         $ 32,958          $ 24,433
                                                                            ========         ========          ========

The reasons for the differences between the provision for income taxes and the expected federal income taxes at the U.S. statutory rate are as follows:


                                                                              2008             2007              2006
                                                                              ----             ----              ----
                  Expected income tax expense.................             $  46,082         $ 31,175         $  12,547
                  Purchased in-process research
                     and development..........................                    --               --            10,654
                  State income taxes, net of
                     federal income tax benefit...............                 2,016            1,613             1,218
                  Business credits............................                (1,213)            (945)             (831)
                  Domestic manufacturer deduction.............                (2,829)            (707)             (512)
                  Adjustment to unrecognized tax benefits.....                (2,464)           1,910             1,712
                  Other ......................................                 1,717              (88)             (355)
                                                                           ---------         --------         ---------
                  Provision for income tax expense............             $  43,309         $ 32,958         $  24,433
                                                                           =========         ========         =========

         As of March 31, 2008 and 2007, the tax effect of temporary differences between the tax basis of assets and liabilities and their financial reporting amounts are as follows:

                                                                   2008                                         2007
                                                     --------------------------------            ---------------------------------
                                                      CURRENT             NON-CURRENT             CURRENT              NON-CURRENT
                                                      -------             -----------             -------              -----------
         Fixed asset basis differences........       $      --            $  (16,996)            $      --             $  (14,121)
         Reserves for inventory and
            receivables.......................          14,728                    --                10,307                     --
         Accrued compensation.................           1,612                    --                    --                     --
         Deferred compensation................              --                 3,138                    --                  2,320
         Amortization.........................              --                 2,120                    --                 (3,440)
         Convertible notes interest...........              --               (30,305)                   --                (22,766)
         Stock-based compensation.............           2,592                    --                 1,525                     --
         Payroll taxes........................           3,227                    --                 2,196                     --
         Other................................             653                 2,744                   336                     --
                                                     ---------            ----------             ---------             ----------
            Net deferred tax asset (liability)       $  22,812            $  (39,299)            $  14,364             $  (38,007)
                                                     =========            ==========             =========             ==========

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

         The Company paid income taxes of $49,862, $22,134, and $15,482 during the years ended March 31, 2008, 2007 and 2006, respectively.

         The Company adopted FIN 48 effective April 1, 2007. The adoption of FIN 48 was not material to the Company's consolidated financial position, however, certain reclassifications of various income tax related balance sheet amounts were required.

         Upon adoption of FIN 48, the Company had $12,980 of gross unrecognized tax benefits, of which $12,980 represents the amount of unrecognized tax benefits that, if recognized, would favorably affect the effective income tax rate in future periods.

         A reconciliation of the unrecognized tax benefits at the beginning and end of the period is as follows:

                  Balance of unrecognized tax benefits at April 1, 2007                                               $ 12,980

                  Increase/(decrease) in unrecognized tax benefits
                  resulting from tax positions taken during current period                                               1,347

                  Increase/(decrease) in unrecognized tax benefits
                  resulting from tax positions taken in prior periods                                                        0

                  Reduction to unrecognized tax benefits as a result
                  of a settlement with taxing authorities                                                                    0

                  Reduction to unrecognized tax benefits as a result
                  of the lapse of the applicable statute of limitations                                                 (2,670)
                                                                                                                      --------

                  Balance of unrecognized tax benefits at March 31, 2008                                              $ 11,657
                                                                                                                      ========

         The Company recognizes interest and penalties associated with uncertain tax positions as a component of income tax expense. At April 1, 2007, the Company had accrued $1,950 for interest and penalties. Through March 31, 2008, the Company accrued an additional $1,450 of interest and penalties and released $1,248 of interest and penalties as a result of the expiration of the statute of limitations. As of March 31, 2008, the accrual for interest and penalties was $2,152.

         It is anticipated the Company will recognize approximately $1,100 of unrecognized tax benefits within the next 12 months. This recognition is as a result of the expected expiration of the relevant statute of limitations.

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

         The Company determined that certain options previously classified as ISO grants were determined to have been granted with an exercise price below the fair market value of the Company's stock on the revised measurement dates. Under Internal Revenue Code Section 422, ISOs may not be granted with an exercise price less than the fair market value on the date of grant, and therefore these grants would not likely qualify for ISO tax treatment. The disqualification of ISO classification exposes the Company and the affected employees to payroll related withholding taxes once the underlying shares are released from the post exercise two-year forfeiture period and the substantial risk of forfeiture has lapsed, which creates a taxable event. The Company and the affected employees may also be subject to interest and penalties for failing to properly withhold taxes and report the taxable event on their respective tax returns. The Company is currently reviewing the potential disqualification of ISO grants and the related withholding tax implications with the IRS in an effort to reach agreement on the resulting tax liability. The Company recorded liabilities related to this matter of $9,765 as of March 31, 2008 in accrued liabilities on the consolidated balance sheet.

16.      STOCK-BASED COMPENSATION
         ------------------------

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

         The Company's stock option agreements include a post-exercise service condition which provides that exercised options are to be held by the Company for a two-year period during which time the shares can not be sold by the employee. If the employee terminates employment voluntarily or involuntarily (other than by retirement, death or disability) during the two-year period, the stock option agreements provide the Company with the option of repurchasing the shares at the lower of the exercise price or the fair market value of the stock on the date of termination. This repurchase option is considered a forfeiture provision and the two-year period is included in determining the requisite service period over which stock-based compensation expense is recognized. The requisite service period initially is equal to the expected term (as discussed above) and is revised when an option exercise occurs.

         If stock options expire unexercised or an employee terminates employment after options become exercisable, no compensation expense associated with the exercisable, but unexercised, options is reversed. In those instances where an employee terminates employment before options become exercisable or the Company repurchases the shares during the two-year forfeiture period, compensation expense for these options is reversed as a forfeiture.

         When an employee exercises stock options, the exercise proceeds received by the Company are recorded as a deposit and classified as a current liability for the two-year forfeiture period. The shares issuable upon exercise of these options are accounted for as issued when the two-year forfeiture period lapses. Until the two-year forfeiture requirement is met, the underlying shares are not considered outstanding and not included in calculating basic earnings per share. In accordance with the provisions of SFAS 123R, share-based compensation expense recognized during a period is based on the value of the portion of share-based awards that are expected to vest with employees. Accordingly, the recognition of share-based compensation expense beginning April 1, 2006 has been reduced for estimated future forfeitures. SFAS 123R requires forfeitures to be estimated at the time of grant with adjustments recorded in subsequent period compensation expense if actual forfeitures differ from those estimates. Prior to adoption, the Company accounted for forfeitures as they occurred for the disclosure of pro forma information presented in the Notes to Consolidated Financial Statements for prior periods. Upon adoption of SFAS 123R on April 1, 2006, the Company recognized the cumulative effect of a change in accounting principle to reflect the effect of estimated forfeitures related to outstanding awards that are not expected to vest as of the adoption date. For the year ended March 31, 2007, the cumulative adjustment increased net income by $1,976, net of tax, and increased diluted earnings per share for Class A and Class B shares by $0.03 and $0.03, respectively.

         The Company recognized, in accordance with SFAS 123R, stock-based compensation expense of $5,205 and $3,984, respectively, and related tax benefits of $1,250 and $1,134, respectively, for the years ended March 31, 2008 and 2007. Stock-based compensation expense of $927 and a related tax benefit of $286 were recognized in the year ended March 31, 2006. There was no stock-based employee compensation cost capitalized as of March 31, 2008 or 2007. Cash received as deposits for option exercises was $1,514, $4,264, and $1,187 and the actual tax benefit realized for the tax deductions from option exercises (at expiration of two-year forfeiture period) was $1,522, $934, and $1,709 for 2008, 2007 and 2006, respectively.

         The following weighted average assumptions were used for stock options granted during the years ended March 31, 2008, 2007 and 2006:

                                                                      YEARS ENDED MARCH 31,
                                                             ---------------------------------------
                                                               2008           2007            2006
                                                               ----           ----            ----
         Dividend yield...........................               None           None            None
         Expected volatility......................                42%            45%             48%
         Risk-free interest rate..................              4.53%          4.93%           4.91%
         Expected term............................          9.0 years      8.9 years       8.8 years
         Weighted average fair value per
            share at grant date...................          $   15.40      $   12.98       $   12.74

         A summary of the changes in the Company's stock option plan for the years ended March 31, 2008, 2007 and 2006 consisted of the following:

                                                                          WEIGHTED AVERAGE
                                                                    -----------------------------
                                                                                        REMAINING      AGGREGATE
                                                                    EXERCISE            EXPECTED       INTRINSIC
                                                      SHARES         PRICE                TERM           VALUE
                                                      ------         -----                ----           -----
     Balance, March 31, 2005...............            3,853        $ 12.53
     Options granted.......................              955          18.99
     Options exercised.....................             (481)          5.80                            $ 8,519
     Options canceled......................             (401)         14.59
                                                      ------
     Balance, March 31, 2006...............            3,926          14.71
     Options granted.......................              555          21.64
     Options exercised.....................             (360)          8.80                              5,631
     Options canceled......................             (455)         16.62
                                                      ------
     Balance, March 31, 2007...............            3,666          16.11
     Options granted.......................              944          27.02
     Options exercised.....................             (184)          5.19                              3,644
     Options canceled......................             (493)         19.28
                                                      ------
     Balance, March 31, 2008...............            3,933        $ 18.84               5.8          $24,114
                                                      ======

     Expected to vest at
          March 31, 2008...................            3,048        $ 18.84               5.8          $18,688

     Options exercisable at March 31, 2008
      (excluding shares in the two-year
          forfeiture period)...............            1,197       $  16.64               5.1          $10,210

         As of March 31, 2008, the Company had $42,137 of total unrecognized compensation expense, related to stock option grants, which will be recognized over the remaining weighted average period of 5.0 years.

17.      EMPLOYEE BENEFITS
         -----------------

         PROFIT SHARING PLAN

         The Company has a qualified trustee profit sharing plan (the "Plan") covering substantially all non-union employees. The Company's annual contribution to the Plan, as determined by the Board of Directors, is discretionary and was $500, $500 and $400 for the years ended March 31, 2008, 2007 and 2006, respectively. The Plan includes features as described under Section 401(k) of the Internal Revenue Code.

         The Company's contributions to the 401(k) investment funds are 50% of the first 7% of the salary contributed by each participant. Contributions of $2,477, $2,227 and $1,877 were made to the 401(k) investment funds for the years ended March 31, 2008, 2007 and 2006, respectively.

         PENSION PLANS

         Contributions are made to a multi-employer defined benefit plan administered by Teamsters Negotiated Pension Plan for certain union employees. In the event of a withdrawal from the multi-employer pension plan, the Company would incur an obligation to the plan for the portion of the unfunded benefit obligation applicable to its employees covered by the plan. Amounts charged to pension expense and contributed to this plan were $170, $197 and $180 for the years ended March 31, 2008, 2007 and 2006, respectively.

         In January 2008,133 employees represented by the Teamsters Union voted to decertify union representation effective February 7, 2008. As a result of the decertification, the Company recorded in fiscal 2008 a withdrawal liability of $923 for the portion of the unfunded benefit obligation associated with the multi-employer pension plan administered by the union applicable to its employees covered by the plan.

         HEALTH AND MEDICAL INSURANCE PLAN

         The Company contributes to health and medical insurance programs for its non-union and union employees. For non-union employees, the Company self-insures the first $150,000 of each employee's covered medical claims. In fiscal 2005, the Company established a Voluntary Employees' Beneficiary Association ("VEBA") for its non-union employees to fund payments made by the Company for covered medical claims. As a result of funding this plan, the Company's liability for claims incurred but not reported was reduced by $797 and $935 at March 31, 2008 and 2007, respectively. For union employees, the Company participated in a fully funded insurance plan sponsored by the union. The Company's participation in the union plan ended as a result of the decertification of union representation effective February 7, 2008. Total health and medical insurance expense for the two plans was $13,731, $12,029 and $9,662 for the years ended March 31, 2008, 2007 and 2006, respectively.

18.      RELATED PARTY TRANSACTIONS
         --------------------------

         The Company currently leases certain real property from an affiliated partnership of the Chairman and CEO of the Company. Lease payments made for this property for the years ended March 31, 2008, 2007 and 2006 totaled $303, $296, and $284, respectively.

19.      EQUITY TRANSACTIONS
         -------------------

         As of March 31, 2008 and 2007, the Company had 40,000 shares of 7% Cumulative Convertible Preferred Stock (par value $.01 per share) outstanding at a stated value of $25 per share. The preferred stock is non-voting with dividends payable quarterly. The preferred stock is redeemable by the Company at its stated value. Each share of preferred stock is convertible into Class A Common Stock at a conversion price of $2.96 per share. The preferred stock has a liquidation preference of $25 per share plus all accrued but unpaid dividends prior to any liquidation distributions to holders of Class A or Class B Common Stock. No dividends may be paid on Class A or Class B Common Stock unless all dividends on the Cumulative Convertible Preferred Stock have been declared and paid.

         There were no undeclared and accrued cumulative preferred dividends at March 31, 2008 and 2007. Also, under the terms of its credit agreement, the Company may not pay cash dividends in excess of 25% of the prior fiscal year's consolidated net income.

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

         In accordance with the Special Committee's investigation of the Company's stock option grant practices, a remediation plan was developed by the Committee that recommended reimbursement of $1,401 by the Company's CEO. The recommended reimbursement was made by the CEO in November 2007 by delivery to the Company of 45,531 shares of Class A Common Stock.

20.      EARNINGS PER SHARE
         ------------------

         The following table sets forth the computation of basic and diluted earnings per share:


                                                                2008                       2007                      2006
                                                        CLASS A      CLASS B      CLASS A       CLASS B      CLASS A        CLASS B
                                                       --------      --------     --------      --------     -------        -------
Basic earnings per share:
    Numerator:
      Allocation of undistributed earnings before
        cumulative effect of change in accounting
        principle                                      $ 69,317      $ 18,967     $ 43,768      $ 12,276     $  8,725       $ 2,621
      Allocation of cumulative effect of
        change in accounting principle                        -             -        1,543           433            -             -
                                                       --------      --------     --------      --------     --------       -------
      Allocation of undistributed earnings             $ 69,317      $ 18,967     $ 45,311      $ 12,709     $  8,725       $ 2,621
                                                       ========      ========     ========      ========     ========       =======
    Denominator:
      Weighted average shares outstanding                37,582        12,299       37,180        12,455       36,277        13,065
      Less - weighted average unvested
        common shares subject to repurchase                (432)         (101)        (367)          (65)        (435)         (147)
                                                       --------      --------     --------      --------     --------       -------
      Number of shares used in per
        share computations                               37,150        12,198       36,813        12,390       35,842        12,918
                                                       ========      ========     ========      ========     ========       =======

Basic earnings per share before cumulative
    effect of change in accounting principle           $   1.87      $   1.55     $   1.19      $   0.99     $   0.24       $  0.20
Per share effect of cumulative effect of
    change in accounting principle                            -             -         0.04          0.04            -             -
                                                       --------      --------     --------      --------     --------       -------
Basic earnings per share                               $   1.87      $   1.55     $   1.23      $   1.03     $   0.24       $  0.20
                                                       ========      ========     ========      ========     ========       =======

Diluted earnings per share:
    Numerator:
      Allocation of undistributed earnings
        for basic computation before cumulative
        effect of change in accounting principle       $ 69,317      $ 18,967     $ 43,768      $ 12,276     $  8,725       $ 2,621
      Reallocation of undistributed earnings as a
        result of conversion of Class B to
        Class A shares                                   18,967             -       12,276             -        2,621             -
      Reallocation of undistributed earnings to
        Class B shares                                        -        (2,344)           -        (1,297)           -           (12)
      Add - preferred stock dividends                        70             -           70             -           70             -
      Add - interest expense convertible notes            4,388             -        3,883             -            -             -
                                                       --------      --------     --------      --------     --------       -------
      Allocation of undistributed earnings
        for diluted computation before cumulative
        effect of change in accounting principle         92,742        16,623       59,997        10,979       11,416         2,609
      Allocation of cumulative effect of
        change in accounting principle                        -             -        1,976           362            -             -
                                                       --------      --------     --------      --------     --------       -------
      Allocation of undistributed earnings             $ 92,742      $ 16,623     $ 61,973      $ 11,341     $ 11,416       $ 2,609
                                                       ========      ========     ========      ========     ========       =======

      (CONTINUED)




                                                       -----------------------------------------------------------------------------
                                                                  2008                       2007                       2006
                                                       ------------------------   ------------------------   -----------------------
                                                         CLASS A      CLASS B       CLASS A      CLASS B       CLASS A     CLASS B
                                                       -----------  -----------   -----------  -----------   -----------  ----------
Diluted earnings per share (continued):
  Denominator:
    Number of shares used in basic computation            37,150       12,198        36,813       12,390        35,842       12,918
    Weighted average effect of dilutive securities:
      Conversion of Class B to Class A shares             12,198            -        12,390            -        12,918            -
      Employee stock options                                 766           83           720           99           899          195
      Convertible preferred stock                            338            -           338            -           338            -
      Convertible notes                                    8,692            -         8,692            -             -            -
                                                       ---------    ---------     ---------    ---------     ---------    ---------
    Number of shares used in per share
      computations                                        59,144       12,281        58,953       12,489        49,997       13,113
                                                       =========    =========     =========    =========     =========    =========

Diluted earnings per share before cumulative
    effect of change in accounting principle           $    1.57    $    1.35     $    1.02    $    0.88     $    0.23    $    0.20
Per share effect of cumulative effect of
    change in accounting principle                             -            -          0.03         0.03             -            -
                                                       ---------    ---------     ---------    ---------     ---------    ---------
Diluted earnings per share (1) (2)                     $    1.57    $    1.35     $    1.05    $    0.91     $    0.23    $    0.20
                                                       ==========   =========     =========    =========     =========    =========

---------------------------
(1) Excluded from the computation of diluted earnings per share were outstanding stock options whose exercise prices were greater than the average market price of the common shares for the period reported. For the years ended March 31, 2008, 2007 and 2006, excluded from the computation were options to purchase 649, 216 and 291 of Class A and Class B common shares, respectively.

(2) For the year ended March 31, 2006, the $200,000 principal amount of Notes convertible into 8,692 shares of Class A Common Stock were excluded from the computation of diluted earnings per share because their effect would have been anti-dilutive.

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

         The following represents information for the Company's reportable operating segments for fiscal 2008, 2007 and 2006.

                                     YEAR
                                     ENDED       BRANDED      SPECIALTY     SPECIALTY     ALL
                                   MARCH 31,     PRODUCTS     GENERICS      MATERIALS    OTHER    ELIMINATIONS     CONSOLIDATED
                                   ---------     --------     --------      ---------    -----    ------------     ------------
   ------------------------------------------------------------------------------------------------------------------------------
   NET REVENUES
                                      2008       $214,863     $367,862       $18,020     $1,151   $        -        $601,896
                                      2007        188,681      235,594        17,436      1,916            -         443,627
                                      2006        145,503      203,787        16,988      1,362            -         367,640
   ------------------------------------------------------------------------------------------------------------------------------
   SEGMENT PROFIT (LOSS)
                                      2008         95,143      218,111         5,900   (187,491)           -         131,663
                                      2007         87,346      125,596         2,799   (126,669)           -          89,072
                                      2006         58,704      100,731         1,082   (124,668)           -          35,849
   ------------------------------------------------------------------------------------------------------------------------------
   IDENTIFIABLE ASSETS
                                      2008         39,955       99,567         7,990    722,673       (1,158)        869,027
                                      2007         32,995       84,581         8,410    582,955       (1,158)        707,783
                                      2006         23,582       62,953         7,353    526,583       (1,158)        619,313
   ------------------------------------------------------------------------------------------------------------------------------
   PROPERTY AND EQUIPMENT ADDITIONS
                                      2008            257            -           119     23,280            -          23,656
                                      2007             96            -           108     24,862            -          25,066
                                      2006            540        1,097           269     56,428            -          58,334
   ------------------------------------------------------------------------------------------------------------------------------
   DEPRECIATION AND AMORTIZATION
                                      2008            753          319           177     29,871            -          31,120
                                      2007            709          338           163     21,178            -          22,388
                                      2006            587          317           173     16,925            -          18,002
   ------------------------------------------------------------------------------------------------------------------------------

         Consolidated revenues are principally derived from customers in North America and substantially all property and equipment is located in the St. Louis, Missouri metropolitan area.

22.      QUARTERLY FINANCIAL RESULTS (UNAUDITED)
         ---------------------------------------

                                                 1ST            2ND            3RD           4TH           FULL
                                               QUARTER        QUARTER        QUARTER       QUARTER         YEAR
                                              --------------------------------------------------------------------
YEAR ENDED MARCH 31, 2008
-------------------------
Net revenues                                  $ 114,358       $172,925       $161,623     $ 152,990       $601,896
Gross profit                                     74,788        127,793        111,627       101,133        415,341
Income before income taxes                        9,917         62,002         46,093        13,651        131,663
Net income                                        6,200         40,223         32,612         9,319         88,354

Earnings per share:
   Basic - Class A common                          0.13           0.85           0.69          0.20           1.87
   Basic - Class B common                          0.11           0.71           0.57          0.16           1.55
   Diluted - Class A common                        0.12           0.70           0.57          0.18           1.57
   Diluted - Class B common                        0.10           0.60           0.49          0.15           1.35





                                                          1ST            2ND            3RD           4TH           FULL
                                                        QUARTER        QUARTER        QUARTER       QUARTER         YEAR
                                                        ---------------------------------------------------------------------
YEAR ENDED MARCH 31, 2007
-------------------------
 Net revenues........................................   $ 96,200       $108,983       $ 117,949       $120,495       $443,627
 Gross profit........................................     62,738         70,104          79,510         84,012        296,364
 Income before income taxes and cumulative
      effect of change in accounting principle.......     13,335         19,655          28,048         28,034         89,072
 Income before cumulative effect of change
      in accounting principle........................      8,122         12,085          18,462         17,445         56,114
 Cumulative effect of change in accounting
      principle......................................      1,976              -               -              -          1,976
 Net income..........................................     10,098         12,085          18,462         17,445         58,090

Earnings per share before effect of change
  in accounting principle:
        Basic - Class A common.......................      $0.17          $0.26           $0.39          $0.37          $1.19
        Basic - Class B common.......................       0.14           0.21            0.33           0.31           0.99
        Diluted - Class A common.....................       0.15           0.22            0.33           0.31           1.02
        Diluted - Class B common.....................       0.13           0.19            0.29           0.27           0.88
Per share effect of cumulative effect of
  change in accounting principle:
        Basic - Class A common.......................       0.04              -               -              -           0.04
        Basic - Class B common.......................       0.04              -               -              -           0.04
        Diluted - Class A common.....................       0.04              -               -              -           0.03
        Diluted - Class B common.....................       0.03              -               -              -           0.03
Earnings per share:
        Basic - Class A common.......................       0.21           0.26            0.39           0.37           1.23
        Basic - Class B common.......................       0.18           0.21            0.33           0.31           1.03
        Diluted - Class A common.....................       0.19           0.22            0.33           0.31           1.05
        Diluted - Class B common.....................       0.16           0.19            0.29           0.27           0.91

Report of Independent Registered Public Accounting Firm
-------------------------------------------------------


The Board of Directors and Shareholders
K-V Pharmaceutical Company:

We have audited K-V Pharmaceutical Company's (the Company) internal control over financial reporting as of March 31, 2008, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting, appearing under Item 9A(a). Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis. A material weakness has been identified and included in management's assessment that states the Company had inadequate policies and procedures over the accounting for customer rebates.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of K-V Pharmaceutical Company and subsidiaries as of March 31, 2008 and 2007, and the related consolidated statements of income, comprehensive income, shareholders' equity and cash flows for each of the years in the three-year period ended March 31, 2008. This material weakness was considered in determining the nature, timing and extent of audit tests applied in our audit of the March 31, 2008 consolidated financial statements, and this report does not affect our report dated June 25, 2008, which expressed an unqualified opinion on those consolidated financial statements.

In our opinion, because of the effect of the aforementioned material weakness on the achievement of the objectives of the control criteria, K-V
Pharmaceutical Company has not maintained effective internal control over financial reporting as of March 31, 2008, based on criteria established in Internal Control - Integrated Framework issued by COSO.



St. Louis, Missouri
June 25, 2008

ITEM 9A. CONTROLS AND PROCEDURES
         -----------------------

         (a) MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

         Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Our management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting as of March 31, 2008. In making this assessment, our management used the criteria established in Internal Control -- Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").

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

         Exchange Act Rule 12b-2 defines a material weakness as a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis.

         Based on our evaluation of internal control over financial reporting as of March 31, 2008, management has determined that the following material weakness existed in our internal control over financial reporting.

         The design of the Company's policies and procedures did not adequately address the financial reporting risks associated with customer rebate agreements. Specifically, the Company's policies and procedures were inadequate to ensure that the necessary information for new or modified rebate agreements was captured and communicated to those responsible for evaluating the accounting implications. This deficiency resulted in a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis.

         As a result of the material weakness described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of March 31, 2008 based on the criteria established in COSO's Internal Control - Integrated Framework.

         KPMG LLP, our independent registered public accounting firm, who audited the consolidated financial statements of the Company included in this annual report has issued an adverse opinion on the effectiveness of our internal control over financial reporting as of March 31, 2008. This report appears on page 66 of this annual report.

         (b) CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

         There were changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2008 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

         These changes consisted of controls we implemented to remediate the material weaknesses identified in our annual report on the effectiveness of internal control over financial reporting as of March 31, 2007, which related to the Company's accounting for stock-based compensation, income taxes and revenue recognition:

         Stock-Based Compensation - The design of the Company's policies and procedures did not adequately address the financial reporting risks associated with stock options. Specifically, these deficiencies in the design of the Company's controls resulted in a more than remote likelihood of a material misstatement in the Company's financial statements in each of the following areas:

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

         Income Taxes - The design of the Company's policies and procedures did not adequately address the financial reporting risks associated with uncertain tax positions. Additionally, the Company's policies and procedures to ensure that the necessary information was captured and communicated to those responsible for accounting for uncertain tax positions were inadequate.

         Revenue Recognition - The design of the Company's policies and procedures did not adequately address the financial reporting risks associated with customer shipping terms.

         During the quarter ended March 31, 2008, we implemented changes to internal control over financial reporting to complete remediation of the material weaknesses described above as follows:

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

         (c) EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

         Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures, as such terms are defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act, as of March 31, 2008, the end of the period covered by this Annual Report on Form 10-K.

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

         As a result of the material weakness in our internal control over financial reporting described above, our management, including our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of March 31, 2008. Notwithstanding the material weakness described above, our management have concluded that our consolidated financial statements for the periods covered by and included in this Annual Report on Form 10-K are fairly stated in all material respects in accordance with U.S. generally accepted accounting principles for each of the periods presented herein.

         (d) REMEDIATION ACTIVITIES

         Subsequent to March 31, 2008, we are taking several steps to remediate the material weakness related to revenue recognition described in (a) above by designing policies and procedures that require that all new or modified customer agreements are reviewed by accounting personnel with relevant GAAP knowledge to determine the appropriate accounting treatment.

ITEM 9B. OTHER INFORMATION
         -----------------

         The Board of Directors of the Company has called the 2008 Annual Meeting of Stockholders (the "Annual Meeting") for Friday, September 5, 2008, at 9:00 A.M., Central Daylight Savings Time, at The St. Louis Club (Lewis and Clark Room, 16th Floor), 7701 Forsyth Boulevard, Clayton, Missouri 63105.

         Proposals of stockholders and nominations for directors intended to be presented at the Annual Meeting must be received by the Company's Assistant Secretary no later than July 1, 2008 in order to be considered for inclusion in the Company's proxy statement and proxy card for that meeting. Upon receipt of any such proposal, the Company will determine whether or not to include such proposal in the proxy statement and proxy in accordance with regulations governing the solicitation of proxies.

         Stockholder proposals and nominations for directors that do not appear in the proxy statement may be considered at the Annual Meeting only if written notice of the proposal is received by the Company's Assistant Secretary no later than July 1, 2008. Such notice must include a description of the proposed business and the reasons therefor. The Board of Directors or the presiding officer at the Annual Meeting may reject any proposal that is not made in accordance with these procedures or that is not a proper subject for stockholder action in accordance with applicable law. These requirements are separate from the procedural requirements a stockholder must meet to have a proposal included in the Company's proxy statement. All proposals should be addressed to the Assistant Secretary, K-V Pharmaceutical Company, 2503 South Hanley Road, St. Louis, MO 63144.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
         --------------------------------------------------

         The information contained under the caption "INFORMATION CONCERNING NOMINEES AND DIRECTORS CONTINUING IN OFFICE" in the Company's definitive proxy statement to be filed pursuant to Regulation 14(A) for its 2008 Annual Meeting of Shareholders, which involves the election of directors, is incorporated herein by this reference. Also see Item 4(a) of Part I hereof.

ITEM 11. EXECUTIVE COMPENSATION
         ----------------------

         The information contained under the captions "EXECUTIVE COMPENSATION" and "INFORMATION AS TO STOCK OPTIONS" in the Company's definitive proxy statement to be filed pursuant to Regulation 14(A) for its 2008 Annual Meeting of Shareholders is incorporated herein by this reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND
         ------------------------------------------------------------------
         RELATED STOCKHOLDER MATTERS
         ---------------------------

         The information contained under the captions "SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS" and "SECURITY OWNERSHIP OF MANAGEMENT" in the Company's definitive proxy statement to be filed pursuant to Regulation 14(A) for its 2008 Annual Meeting of Shareholders is incorporated herein by this reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR
         -----------------------------------------------------------
         INDEPENDENCE
         ------------

         The information contained under the caption "COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION; TRANSACTIONS WITH DIRECTORS AND EXECUTIVE OFFICERS" in the Company's definitive proxy statement to be filed pursuant to Regulation 14(A) for its 2008 Annual Meeting of Shareholders is incorporated herein by this reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
         --------------------------------------

         The information contained under the caption "FEES BILLED BY INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM" in the Company's definitive proxy statement to be filed pursuant to Regulation 14(A) for its 2008 Annual Meeting of Shareholders is incorporated herein by this reference.

                                    PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
         ---------------------------------------

(a)      1. Financial Statements:                                                          Page
         The following consolidated financial statements of the Company are included in Part II, Item 8 of this report:

         Report of Independent Registered Public Accounting Firm........................    66

         Consolidated Balance Sheets as of March 31, 2008 and 2007......................    67

         Consolidated  Statements of Income for the Years Ended March 31,
         2008, 2007 and 2006............................................................   68-69

         Consolidated  Statements of Comprehensive Income for the Years
         Ended March 31, 2008, 2007 and 2006............................................    70

         Consolidated Statements of Shareholders' Equity for the Years
         Ended March 31, 2008, 2007 and 2006............................................    71

         Consolidated Statements of Cash Flows for the Years Ended
         March 31, 2008, 2007 and 2006..................................................    72

         Notes to Consolidated Financial Statements.....................................  73-105

         2. Financial Statement Schedules:

         Schedule II - Valuation and Qualifying Accounts................................   115

(b) Exhibits. See Exhibit Index on pages 116 through 121 of this Report. Management contracts and compensatory plans are designated on the
         Exhibit Index.

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 K-V PHARMACEUTICAL COMPANY


Date: June  25, 2008             By       /s/  Marc S. Hermelin
          ----------------         ---------------------------------------------
                                     Chairman of the Board and
                                     Chief Executive Officer
                                     (Principal Executive Officer)

Date: June  25, 2008                 By       /s/  Ronald J. Kanterman
          ----------------             -----------------------------------------
                                     Vice President and Chief Financial Officer
                                     (Principal Financial Officer)

Date: June  25, 2008                 By      /s/ Richard H. Chibnall
          ----------------              ----------------------------------------
                                     Vice President, Finance
                                     (Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on the dates indicated by the following persons on behalf of the Company and in their capacities as members of the Board of Directors of the Company:

Date: June 25, 2008              By       /s/  Marc S. Hermelin
             -------------         -----------------------------------------
                                     Marc S. Hermelin

Date: June 25, 2008              By       /s/  Norman D. Schellenger
             -------------         -----------------------------------------
                                     Norman D. Schellenger

Date: June 25, 2008              By       /s/  Kevin S. Carlie
             -------------         -----------------------------------------
                                     Kevin S. Carlie

Date: June 25, 2008              By       /s/  Jonathon E. Killmer
             -------------         -----------------------------------------
                                     Jonathon E. Killmer

Date: June 25, 2008              By       /s/  Jean M. Bellin
             -------------         -----------------------------------------
                                     Jean M. Bellin

Date: June 25, 2008              By    /s/  Terry B. Hatfield
             -------------         -----------------------------------------
                                     Terry B. Hatfield

Date: June 25, 2008              By       /s/  David S. Hermelin
             -------------         -----------------------------------------
                                     David S. Hermelin

Date: June 25, 2008              By      /s/  Ronald J. Kanterman
             -------------         -----------------------------------------
                                       Ronald J. Kanterman

                                                   SCHEDULE II
                                        VALUATION AND QUALIFYING ACCOUNTS

                                                                   ADDITIONS
                                                BALANCE AT        CHARGED TO         AMOUNTS           BALANCE
                                                 BEGINNING         COSTS AND       CHARGED TO          AT END
                                                  OF YEAR          EXPENSES         RESERVES           OF YEAR
                                                  -------          --------         --------           -------

                                                                       (in thousands)
Year Ended March 31, 2006:
Allowance for doubtful accounts............    $         461    $         (49)    $          15    $          397
Reserves for sales allowances..............           20,142          154,662           146,107            28,697
Inventory obsolescence.....................            1,293            4,215             3,808             1,700
                                               -------------    -------------     -------------    --------------
                                               $      21,896    $     158,828     $     149,930    $       30,794
                                               =============    =============     =============    ==============

Year Ended March 31, 2007:
Allowance for doubtful accounts............    $         397    $         320     $           1    $          716
Reserves for sales allowances..............           28,697          148,822           146,238            31,281
Inventory obsolescence.....................            1,700           11,979             4,650             9,029
                                               -------------    -------------     -------------    --------------
                                               $      30,794    $     161,121     $     150,889    $       41,026
                                               =============    =============     =============    ==============

Year Ended March 31, 2008:
Allowance for doubtful accounts............    $         716    $         168     $          17    $          867
Reserves for sales allowances..............           31,281          234,427           219,062            46,646
Inventory obsolescence.....................            9,029           18,849            12,411            15,467
                                               -------------    -------------     -------------    --------------
                                               $      41,026    $     253,444     $     231,490    $       62,980
                                               =============    =============     =============    ==============

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

   3(r) Amendment to Bylaws of the Company, effective March 26, 2008, which was filed as Exhibit 3.1 to the Company's current Report on Form 8-K, filed March 28, 2008, is incorporated herein by this reference.

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

   10(x)* Employment Agreement between the Company and Ronald J. Kanterman, Vice President, Treasurer dated January 26, 2004, which was filed as Exhibit 10(x) to the Company's Annual Report on Form 10-K for the year ended March 31, 2007, is incorporated herein by this reference.

   10(y)* Employment Agreement between the Company and Gregory S. Bentley, Senior Vice President and General Counsel, dated April 24, 2006, which was filed as Exhibit 10(y) to the Company's Annual Report on Form 10-K for the year ended March 31, 2007, is incorporated herein by this reference.

   10(z)* Employment Agreement between the Company and David A. Van Vliet, Chief Administration Officer, dated September 29, 2006, which was filed as Exhibit 10(z) to the Company's Annual Report on Form 10-K for the year ended March 31, 2007, is incorporated herein by this reference.

   10(aa)* Employment Agreement between the Company and Rita E. Bleser, President, Pharmaceutical Division, dated April 30, 2007, which was filed as Exhibit 10(aa) to the Company's Annual Report on Form 10-K for the year ended March 31, 2007, is incorporated herein by this reference.

   10(bb)* Employment Agreement between Ther-Rx and Gregory J. Divis, Jr., President, Ther-Rx Corporation, dated July 20, 2007, which was filed as Exhibit 10(bb) to the Company's Annual Report on Form 10-K for the year ended March 31, 2007, is incorporated herein by this reference.

   10(cc)*      Employment Agreement by and between the Company and Richard
                H. Chibnall, Vice President, Finance and Chief Accounting Officer, dated December 22, 1995, as amended by amendment dated April 1, 2005, is incorporated herein by this reference.

   10(dd)* Employment Agreement by and between Particle Dynamics, Inc. and Paul T. Brady, President, Particle Dynamics, Inc., dated May 5, 2005, which was filed as Exhibit 10(dd) to the Company's Annual Report on Form 10-K for the year ended March 31, 2007, is incorporated herein by this reference,

   10(ee)* Employment Agreement between the Company and David S. Hermelin, Vice President, Corporate Strategy and Operations Analysis, dated April 8, 1998, as amended by amendment dated August 16,

                2004, which was filed as Exhibit 10(ee) to the Company's Annual Report on Form 10-K for the year ended March 31, 2007, is incorporated herein by this reference.

   10(ff)* Amendment to Employment Agreement between the Company and Ronald J. Kanterman, Vice President and Chief Financial Officer, dated March 23, 2008, filed herewith.

   10(gg)* Consulting agreement, dated March 23, 2008, between the Company and Gerald R. Mitchell, filed herewith.

   10(hh)** Asset Purchase Agreement by and between the Company and VIVUS, Inc., dated as of March 30, 2007, which was filed as
                Exhibit 10.1 to The Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2007, is incorporated herein by this reference.

   10(ii) Asset Purchase Agreement by and among the Company, CYTYC Prenatal Products, Corp. and Hologic, Inc., dated as of January 16, 2008, filed herewith.

   21           List of Subsidiaries, filed herewith.

   23.1         Consent of KPMG LLP, filed herewith.

   31.1 Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

   31.2 Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

   32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

   32.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.


*Management contract or compensation plan.

** Confidential portions of this exhibit have been redacted and filed separately with the Commission pursuant to a confidential treatment request in accordance with Rule 24b-2 of the Securities Exchange Act of 1934, as amended.

                                   APPENDIX

Page 41 of the 10-K contains a Comparison of 5 Year Cumulative Total Return Graph. The information displayed in the graph is presented in a tabular format immediately following the graph.