Form 10-Q/A
period 2007-12-31
KV PHARMACEUTICAL CO /DE/
filed 2008-06-27
CIK 57055

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
--------------------------------------------------------------------------------

                                  FORM 10-Q/A
                                AMENDMENT NO. 1

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

                               EXPLANATORY NOTE

KV Pharmaceutical is filing this Form 10-Q/A ("Amended Filing") in order to amend our Form 10-Q for the quarter and nine months ended December 31, 2007, originally filed on June 25, 2008 ("Original Filing"), to correct errors in the Consolidated Statement of Cash Flows for the nine months ended December 31, 2007. The following line items, under the heading "Changes in operating assets and liabilities" in the Consolidated Statement of Cash Flows, have been changed:

     o   Increase in prepaid and other assets
     o   Increase in income taxes payable

No other changes to the Form 10-Q are included in this Amendment.

As part of the Amended Filing, Exhibits 31.1, 31.2, 32.1 and 32.2 containing the certifications of our Chief Executive Officer and Chief Financial Officer that were filed as exhibits to the Original Filing have been re-executed and re-filed as of the date of this Amended Filing.

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
                                                                                         ===========     ===========

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  K-V PHARMACEUTICAL COMPANY AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                       (Unaudited; dollars in thousands)

                                                                                      NINE MONTHS ENDED
                                                                                         DECEMBER 31,
                                                                                ------------------------------
                                                                                     2007              2006
                                                                                -------------       ----------
OPERATING ACTIVITIES:
Net income.............................................................         $      79,035       $   40,645
Adjustments to reconcile net income to net cash provided by
   operating activities:
   Acquired in-process research and development........................                10,000               --
   Cumulative effect of change in accounting principle.................                    --           (1,976)
   Depreciation, amortization and other non-cash charges...............                22,368           16,662
   Deferred income tax (benefit) provision.............................                (2,532)           5,126
   Deferred compensation...............................................                 1,674              565
   Stock-based compensation............................................                 4,089            2,948
   Excess tax benefits associated with stock options...................                  (972)            (565)
   Other...............................................................                    --              270
Changes in operating assets and liabilities:
   Increase in receivables, net........................................               (22,352)         (30,288)
   Decrease (increase) in inventories, net.............................                   494          (10,854)
   Increase in prepaid and other assets................................                (6,405)          (2,910)
   Increase in income taxes payable....................................                   675            3,210
   Increase in accounts payable and accrued
      liabilities......................................................                 4,306            1,397
                                                                                -------------       ----------
Net cash provided by operating activities..............................                90,380           24,230
                                                                                -------------       ----------
INVESTING ACTIVITIES:
   Purchase of property and equipment, net.............................               (13,090)         (21,634)
   Purchase of marketable securities...................................              (101,122)        (171,014)
   Sale of marketable securities.......................................               135,475          122,700
   Purchase of preferred stock.........................................                    --             (400)
   Product acquisition.................................................              (151,500)              --
                                                                                -------------       ----------
Net cash used in investing activities..................................              (130,237)         (70,348)
                                                                                -------------       ----------
FINANCING ACTIVITIES:
   Principal payments on long-term debt................................                (1,408)          (1,185)
   Proceeds from borrowing on line of credit...........................                50,000               --
   Repayment of borrowing on line of credit............................               (20,000)              --
   Dividends paid on preferred stock...................................                   (52)             (52)
   Purchase of common stock for treasury...............................                  (144)          (2,033)
   Excess tax benefits associated with stock options...................                   972              565
   Cash deposits received for stock options............................                   868            3,667
                                                                                -------------       ----------
Net cash provided by financing activities..............................                30,236              962
                                                                                -------------       ----------
Decrease in cash and cash equivalents..................................                (9,621)         (45,156)
Cash and cash equivalents:
   Beginning of year...................................................                82,574          100,706
                                                                                -------------       ----------
   End of period.......................................................         $      72,953       $   55,550
                                                                                =============       ==========

SUPPLEMENTAL INFORMATION:
   Interest paid.......................................................         $       7,599       $    6,700
   Income taxes paid...................................................                39,862           13,629
   Stock options exercised (at expiration of two-year forfeiture period)                  615            3,317

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

On May 16, 2003, the Company issued $200,000 principal amount of Convertible Subordinated Notes (the "Notes") that are convertible, under certain circumstances, into shares of Class A Common Stock at an initial conversion price of $23.01 per share. The Notes, which are due May 16, 2033, bear interest that is payable on May 16 and November 16 of each year at a rate of 2.50% per annum. The Company also is obligated to pay contingent interest at a rate equal to 0.5% per annum during any six-month period from May 16 to November 15 and from November 16 to May 15, with the initial six-month period commencing May 16, 2006, if the average trading price of the Notes per $1,000 principal amount for the five trading day period ending on the third trading day immediately preceding the first day of the applicable six-month period equals $1,200 or more. In November 2007, the average trading price of the Notes reached the threshold for the five-day trading period that results in the payment of contingent interest and beginning November 16, 2007, the Notes began to bear interest at a rate of 3.00% per annum.

The Company may redeem some or all of the Notes at any time on or after May 21, 2006, at a redemption price, payable in cash, of 100% of the principal amount of the Notes, plus accrued and unpaid interest, including contingent interest, if any. Holders may require the Company to repurchase all or a portion of their Notes on May 16, 2008, 2013, 2018, 2023 and 2028 or upon a change in control, as defined in the indenture governing the Notes, at a purchase price, payable in cash, of 100% of the principal amount of the Notes, plus accrued and unpaid interest, including contingent interest, if any. The Company has classified the Notes as a current liability as of December 31, 2007, due to the right the holders have to require the Company to repurchase the Notes on May 16, 2008. Since the holders did not elect to cause the Company to repurchase any of the Notes, the Notes will be reclassified as long-term beginning with the Company's consolidated balance sheet as of June 30, 2008. The Notes are subordinate to all of the Company's existing and future senior obligations.

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

The Company is named as a defendant in a patent infringement case filed in the U.S. District Court for the District of Delaware by UCB, Inc. and Celltech Manufacturing CA, Inc. (collectively, "UCB") on April 21, 2008 and styled UCB, Inc. et al. v. KV Pharmaceutical Company. After the Company filed an ANDA with the FDA seeking permission to market a generic version of the 40 mg, 50 mg and 60 mg strengths of Metadate CD(R) methylphenidate hydrochloride extended-release capsules, UCB filed this lawsuit under a patent owned by Celltech. In a Paragraph IV certification accompanying the ANDA, KV contended that its proposed 40 mg generic formulation would not infringe Celltech's patent. Because the patent was not listed in the Orange Book for the 50 mg and 60 mg dosages, a Paragraph I certification was filed with respect to them. Pursuant to the Hatch-Waxman Act, the filing of the suit against the Company instituted an automatic stay of FDA approval of the Company's ANDA with respect to the 40 mg strength of this product until the earlier of a judgment in the Company's favor, or 30 months from the date of suit. Inasmuch as the Celltech patent was not listed in the Orange Book with respect to the 50 mg and 60 mg strengths, it is the Company's belief that the automatic stay does not apply to the Company's 50 mg and 60 mg strengths of this product. UCB may, however, seek to keep these strengths tied up in the litigation. The Company has filed an answer, asserted certain affirmative defenses (including that Plaintiffs are estopped to assert infringement of the 50 mg and 60 mg dosages due to their not listing the Celltech patent in the Orange Book for these dosages), and has asserted a counterclaim in which it seeks a declaratory judgment of invalidity and non-infringement of the claims in the Celltech patent, and an award of attorneys fees and costs. The case has recently commenced and no trial date has yet been set. The Company intends to vigorously defend its interests; however, it cannot give any assurance that it will prevail.

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

In June 2007, the FASB ratified the consensus reached by the EITF on Issue No. 07-3, "Accounting for Advance Payments for Goods or Services Received for Use in Future Research and Development Activities" ("Issue 07-3"), which is effective for fiscal years beginning after December 15, 2007 and is applied prospectively for new contracts entered into on or after the effective date. Issue 07-3 addresses nonrefundable advance payments for goods or services for use in future research and development activities. Issue 07-3 will require that these payments that will be used or rendered for future research and development activities be deferred and capitalized and recognized as an expense as the related goods are delivered or the related services are performed. If an entity does not expect the goods to be delivered or the services to be rendered, the capitalized advance payments should be expensed. The Company plans to adopt Issue 07-3 at the beginning of fiscal 2009 and is evaluating the impact of the adoption of this issue on its financial condition and results of operations.

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

The hold relates to a misinterpretation about the intended scope of recent FDA notices setting limits on the marketing of unapproved guaifenesin products. In response to notices issued by the FDA in 2002 and 2003 with respect to single-entity timed-release guaifenesin products, and a further notice issued in 2007 with respect to combination timed-released guaifenesin products, the Company timely discontinued a number of its guaifenesin products and believed that, by doing so, had complied with those notices. The recent action to place a hold on certain of the Company's products indicates that additional guaifenesin products should also have been discontinued. In addition, the FDA expanded the hold to include other products that did not contain guaifenesin but were being marketed by the Company without FDA approval under certain "grandfather clauses" and statutory and regulatory exceptions to the pre-market approval requirement for "new drugs" under the FDA. FDA policies permit the agency to initiate broad action against the marketing of additional categories of the Company's unapproved products, if the FDA deems approval necessary, even if the agency has not instituted similar actions against the marketing of such products by other parties. Pursuant to discussions with the Missouri Department of Health and Senior Services and with the FDA, the affected Morphine and Oxycodone products have been released from the hold. The Company will discontinue manufacturing and marketing substantially all unapproved products subject to the hold.

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

During most of fiscal 2008, the Company marketed approximately 30 products in its generic/non-branded respiratory line, which consisted primarily of cough/cold products. The cough/cold line accounted for $38,536, or 10.5%, of the Company's specialty generic net revenues in fiscal 2008. As a result of the FDA hold discussed above, the Company is currently marketing one generic cough/cold product with four strengths that has been approved by the FDA. Since its launch in December 2007, this approved product generated sales of $884 during fiscal 2008.

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

                                      K-V PHARMACEUTICAL COMPANY



Date:  June 27, 2008             By    /s/  Ronald J. Kanterman
                                      ------------------------------------------
                                      Ronald J. Kanterman
                                      Vice President and Chief Financial Officer
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