Form 10-K/A
period 2008-03-31
KV PHARMACEUTICAL CO /DE/
filed 2008-06-27
CIK 57055

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
--------------------------------------------------------------------------------
                                  FORM 10-K/A
                               AMENDMENT NO. 1

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

EXPLANATORY NOTE

KV Pharmaceutical is filing this Form 10-K/A ("Amended Filing") in order to amend our annual report on Form 10-K for the year ended March 31, 2008, originally filed on June 25, 2008 ("Original Filing"), to:

     o Include Exhibit 23.1, Consent of KPMG LLP, which was inadvertently omitted from the Original Filing due to an error by the third party that provides EDGAR services to us.

     o Correct a typographical error in Note 6, Property and Equipment, of the Notes to Consolidated Financial Statements, to change the net property and equipment total as of March 31, 2007 from $86.9 million to $186.9 million.

     o Correct the disclosure on page 16 under the heading Government Regulation relative to unapproved products subject to a hold by the FDA that we will discontinue manufacturing and marketing. The disclosure in the Original Filing indicated that we will discontinue manufacturing and marketing all of the unapproved products subject to the hold. The disclosure has been changed in the Amended Filing to indicate that we will discontinue manufacturing and marketing all of the unapproved products subject to the hold with the exception of most of our hyoscyamine products. Discussions with the FDA are continuing with respect to those products.

     o Correct the title of Item 8 from "Report of Independent Registered Public Accounting Firm" in the Original Filing to "Financial Statements and Supplementary Data".

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

         The hold relates to a misinterpretation about the intended scope of recent FDA notices setting limits on the marketing of unapproved guaifenesin products. In response to notices issued by the FDA in 2002 and 2003 with respect to single-entity timed-release guaifenesin products, and a further notice issued in 2007 with respect to combination timed-released guaifenesin products, we timely discontinued a number of our guaifenesin products and believed that, by doing so, had complied with those notices. The recent action to place a hold on certain of our products indicates that additional guaifenesin products should also have been discontinued. In addition, the FDA expanded the hold to include other products that did not contain guaifenesin but were being marketed without FDA approval under certain "grandfather clauses" and statutory and regulatory exceptions to the pre-market approval requirement for "new drugs" under the FDCA. FDA policies permit the agency to initiate broad action against the marketing of additional categories of our unapproved products, if the FDA deems approval necessary, even if the agency has not instituted similar actions against the marketing of such products by other parties. Pursuant to discussions with the Missouri Department of Health and Senior Services and with the FDA, the affected Morphine and Oxycodone products have been released from the hold. We will discontinue manufacturing and marketing all of the other unapproved products subject to the hold with the exception of most of our Hyoscyamine products. Discussions are continuing with respect to these products.

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
                                                                     =========             =========

6.       PROPERTY AND EQUIPMENT
         ----------------------

         Property and equipment as of March 31, consist of:

                                                                                 2008                  2007
                                                                                 ----                  ----
                  Land and improvements.................................      $    6,253            $    6,253
                  Buildings and building improvements...................         109,128               108,631
                  Machinery and equipment...............................          86,490                73,461
                  Office furniture and equipment........................          32,417                27,819
                  Leasehold improvements................................          21,057                21,057
                  Construction-in-progress..............................          14,870                 5,865
                                                                              ----------            ----------
                                                                                 270,215               243,086
                  Less accumulated depreciation.........................         (74,015)              (56,186)
                                                                              ----------            ----------
                     Net property and equipment.........................      $  196,200            $  186,900
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

                                 K-V PHARMACEUTICAL COMPANY


Date: June 27, 2008                 By       /s/  Ronald J. Kanterman
      -------------------             -----------------------------------------
                                     Vice President and Chief Financial Officer
                                     (Principal Financial Officer)

                                 EXHIBIT INDEX

Exhibit No.                              Description
-----------                              -----------

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

   10(ff)* Amendment to Employment Agreement between the Company and Ronald J. Kanterman, Vice President and Chief Financial Officer, dated March 23, 2008, which was filed as Exhibit 10(ff) to the Company's Annual Report on Form 10-K for the year ended March 31, 2008, is incorporated herein by this reference.

   10(gg)* Consulting agreement, dated March 23, 2008, between the Company and Gerald R. Mitchell, which was filed as Exhibit 10(gg) to the Company's Annual Report on Form 10-K for the year ended March 31, 2008, is incorporated herein by this reference.

   10(hh)** Asset Purchase Agreement by and between the Company and VIVUS, Inc., dated as of March 30, 2007, which was filed as
                Exhibit 10.1 to The Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2007, is incorporated herein by this reference.

   10(ii) Asset Purchase Agreement by and among the Company, CYTYC Prenatal Products, Corp. and Hologic, Inc., dated as of January 16, 2008, which was filed as Exhibit 10(ii) to the Company's Annual Report on Form 10-K for the year ended March 31, 2008, is incorporated herein by this reference.

   21 List of Subsidiaries, which was filed as Exhibit 21 to the Company's Annual Report on Form 10-K for the year ended March 31, 2008, is incorporated herein by this reference.

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