Form 10-Q/A
period 2007-09-30
KV PHARMACEUTICAL CO /DE/
filed 2008-07-28
CIK 57055

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
Amendment No. 1

[ X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

Or

[    ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number 1-9601

K-V PHARMACEUTICAL COMPANY
(Exact name of registrant as specified in its charter)

Delaware	43-0618919
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

2503 South Hanley Road, St. Louis, Missouri  63144
(Address of principal executive offices, including ZIP code)

Registrant’s telephone number, including area code:   (314) 645-6600

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [ X ] No [    ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company (see the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act).

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

EXPLANATORY NOTE

KV Pharmaceutical Company is filing this Form 10-Q/A (the "Amended Filing") in order to amend its Form 10-Q for the quarter ended September 30, 2007, originally filed on June 25, 2008 (the "Original Filing"), to refile Exhibit 10.1 to the report.  An incorrect version of the exhibit was inadvertently filed with the Original Filing.

No other change to the Form 10-Q is included in this Amendment.

As part of the Amended Filing, Exhibits 31.1, 31.2, 32.1 and 32.2 containing the certifications of the registrant’s Chief Executive Officer and Chief Financial Officer that were filed as exhibits to the Original Filing have been re-executed and re-filed as of the date of this Amended Filing.

Item 6.  EXHIBITS

Exhibits.  See Exhibit Index.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

K-V PHARMACEUTICAL COMPANY

Date: July 28, 2008	By /s/ Ronald J. Kanterman
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