Form 10-Q
period 2008-06-30
KV PHARMACEUTICAL CO /DE/
filed 2008-08-11
CIK 57055

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

--------------------------------------------------------------------------------
                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2008

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

As of August 4, 2008, the registrant had outstanding 37,783,875 and 12,163,482 shares of Class A and Class B Common Stock, respectively, exclusive of treasury shares.

PART I. - FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS

                          K-V PHARMACEUTICAL COMPANY AND SUBSIDIARIES
                               CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited; in thousands)

                                                                    THREE MONTHS ENDED JUNE 30,
                                                                    ---------------------------
                                                                       2008              2007
                                                                    ---------         ---------

Net revenues........................................................$ 148,851         $ 114,358
Cost of sales.......................................................   45,203            39,570
                                                                    ---------         ---------
Gross profit........................................................  103,648            74,788
                                                                    ---------         ---------
Operating expenses:
    Research and development........................................   13,968             9,796
    Purchased in-process research and
        development.................................................    2,000            10,000
    Selling and administrative......................................   63,756            45,175
    Amortization of intangibles.....................................    3,401             1,185
                                                                    ---------         ---------
Total operating expenses............................................   83,125            66,156
                                                                    ---------         ---------

Operating income....................................................   20,523             8,632
                                                                    ---------         ---------

Other expense (income):
    Interest expense................................................    2,481             2,130
    Interest and other income.......................................   (1,713)           (3,415)
                                                                    ---------         ---------
Total other expense (income), net...................................      768            (1,285)
                                                                    ---------         ---------
Income before income taxes..........................................   19,755             9,917
Provision for income taxes..........................................    7,220             3,717
                                                                    ---------         ---------
Net income..........................................................$  12,535         $   6,200
                                                                    =========         =========

Earnings per share:
       Basic - Class A common.......................................$    0.26         $    0.13
       Basic - Class B common.......................................     0.22              0.11
       Diluted - Class A common.....................................     0.23              0.12
       Diluted - Class B common.....................................     0.20              0.10

Shares used in per share calculation:
       Basic - Class A common.......................................   37,428            37,007
       Basic - Class B common.......................................   12,081            12,280
       Diluted - Class A common.....................................   59,082            59,092
       Diluted - Class B common.....................................   12,147            12,362

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   K-V PHARMACEUTICAL COMPANY AND SUBSIDIARIES
                                           CONSOLIDATED BALANCE SHEETS
                                              (Dollars in thousands)

                                                                                       JUNE 30,        MARCH 31,
                                                                                         2008           2008(1)
                                                                                         ----           ----
                                                                                     (unaudited)

                                            ASSETS
                                            ------
CURRENT ASSETS:
Cash and cash equivalents............................................................$    94,173     $    86,345
Marketable securities................................................................     40,904          40,548
Receivables, less allowance for doubtful accounts of $867 and $867
   at June 30, 2008 and March 31, 2008, respectively.................................    112,814         107,070
Inventories, net.....................................................................     97,975          94,980
Prepaid and other assets.............................................................      8,360           7,792
Income taxes receivable..............................................................      8,793           9,872
Deferred tax asset...................................................................     20,935          22,812
                                                                                     -----------     -----------
   Total current assets..............................................................    383,954         369,419
Property and equipment, less accumulated depreciation of $78,733 and $74,015
    at June 30, 2008 and March 31, 2008, respectively................................    193,649         196,200
Investment securities................................................................     79,890          81,516
Intangible assets and goodwill, net..................................................    195,818         198,784
Other assets.........................................................................     19,960          23,108
                                                                                     -----------     -----------
TOTAL ASSETS.........................................................................$   873,271     $   869,027
                                                                                     ===========     ===========

                                         LIABILITIES
                                         -----------
CURRENT LIABILITIES:
Accounts payable.....................................................................$    25,813     $    32,119
Accrued liabilities..................................................................     43,657          46,516
Current maturities of long-term debt.................................................      2,051         202,020
                                                                                     -----------     -----------
   Total current liabilities.........................................................     71,521         280,655
Long-term debt.......................................................................    266,912          67,432
Other long-term liabilities..........................................................     28,950          22,359
Deferred tax liability...............................................................     40,765          39,299
                                                                                     -----------     -----------
TOTAL LIABILITIES....................................................................    408,148         409,745
                                                                                     -----------     -----------

COMMITMENTS AND CONTINGENCIES:
                                     SHAREHOLDERS' EQUITY
                                     --------------------
7% cumulative convertible Preferred Stock, $.01 par value; $25.00 stated and liquidation value; 840,000 shares authorized; issued and outstanding --
   40,000 shares at both June 30, 2008 and March 31, 2008
   (convertible into Class A shares on a 8.4375-to-one basis)...................              --              --
Class A and Class B Common Stock, $.01 par value; 150,000,000 and
   75,000,000 shares authorized, respectively;
     Class A - issued 40,808,716 and 40,764,603 at June 30, 2008
       and March 31, 2008, respectively..............................................        408             407
     Class B - issued 12,188,859 and 12,170,172 at June 30, 2008 and March 31,
       2008, respectively (convertible into Class A shares on a one-for-one basis)...        122             122
Additional paid-in capital...........................................................    160,966         158,742
Retained earnings....................................................................    362,407         357,714
Accumulated other comprehensive loss.................................................     (2,532)         (1,543)
Less: Treasury stock, 3,293,001 shares of Class A and 92,902 shares of Class B
   Common Stock at June 30, 2008, respectively, and 3,289,324 shares of Class A and
   92,902 shares of Class B Common Stock at March 31, 2008, respectively, at cost....    (56,248)        (56,160)
                                                                                     -----------     -----------
TOTAL SHAREHOLDERS' EQUITY...........................................................    465,123         459,282
                                                                                     -----------     -----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY...........................................$   873,271     $   869,027
                                                                                     ===========     ===========

(1) Derived from audited financial statements.

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  K-V PHARMACEUTICAL COMPANY AND SUBSIDIARIES
                                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                       (Unaudited; dollars in thousands)

                                                                              THREE MONTHS ENDED
                                                                                    JUNE 30,
                                                                         ----------------------------
                                                                             2008             2007
                                                                         -----------      -----------

OPERATING ACTIVITIES:
Net income.............................................................   $   12,535      $     6,200
Adjustments to reconcile net income to net cash provided by
   operating activities:
   Acquired in-process research and development........................        2,000           10,000
   Depreciation and amortization.......................................        8,363            5,854
   Deferred income tax provision.......................................        3,980              845
   Deferred compensation...............................................          584              558
   Stock-based compensation............................................        1,449            1,647
   Excess tax benefits associated with stock options...................         (181)            (106)
Changes in operating assets and liabilities:
   Receivables, net....................................................       (5,744)           7,612
   Inventories, net....................................................       (2,995)          (7,008)
   Income taxes........................................................        1,989           (6,023)
   Accounts payable and accrued liabilities............................       (5,695)          (5,717)
   Other assets and liabilities, net...................................         (635)          (1,003)
                                                                          ----------      -----------
Net cash provided by operating activities..............................       15,650           12,859
                                                                          ----------      -----------

INVESTING ACTIVITIES:
   Purchase of property and equipment, net.............................       (5,343)          (2,106)
   Purchase of marketable securities...................................         (356)          (3,513)
   Sale of marketable securities.......................................           --            1,125
   Product acquisition.................................................       (2,000)         (10,000)
                                                                          ----------      -----------
Net cash used in investing activities..................................       (7,699)         (14,494)
                                                                          ----------      -----------

FINANCING ACTIVITIES:
   Principal payments on long-term debt................................         (489)            (460)
   Dividends paid on preferred stock...................................          (18)             (18)
   Purchase of common stock for treasury...............................          (88)             (85)
   Excess tax benefits associated with stock options...................          181              106
   Cash deposits received for stock options............................          291              274
                                                                          ----------      -----------
Net cash used in financing activities..................................         (123)            (183)
                                                                          ----------      -----------
Increase (decrease) in cash and cash equivalents.......................        7,828           (1,818)
Cash and cash equivalents:
   Beginning of year...................................................       86,345           82,574
                                                                          ----------      -----------
   End of period.......................................................   $   94,173      $    80,756
                                                                          ==========      ===========

SUPPLEMENTAL INFORMATION:
   Interest paid.......................................................   $    3,876      $     3,122
   Income taxes paid...................................................        1,250            8,789
   Stock options exercised (at expiration of two-year
      forfeiture period)...............................................          594              249

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                 (Amounts in thousands, except per share data)

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

The Company was notified during the week of August 4, 2008, that the Audit Committee of its Board of Directors has recently commenced an independent inquiry into allegations made by sources not identified to management regarding alleged misconduct by management of the Company. Since 1995, the Company has had in place a Standard of Business Ethics Policy. As part of this policy, an employee is allowed to report, independent of management and for any reason, any action the employee suspects to be contrary to this code of ethics. Management has not been advised as to the specifics of the allegations and is not in a position to make an informed determination as to whether the allegations have any merit. Management is not aware of and does not believe that there has been any misconduct that would have a material impact on the Company's financial results. Management is cooperating fully with the Audit Committee inquiry. As a result of the inquiry, the Company's independent registered public accounting firm, KPMG LLP ("KPMG"), has advised the Company that they will be unable to complete their SAS 100 review of the accompanying unaudited consolidated financial statements prior to reviewing the results of the completed Audit Committee inquiry. Accordingly, the accompanying unaudited consolidated financial statements have not been reviewed by KPMG, as required by Rule 10-01(d) of Regulation S-X. The Company will have the unaudited consolidated financial statements reviewed immediately after completion of the Audit Committee's inquiry. If the review results in any material change to the unaudited consolidated financial statements, the Company will file an amendment to this report reflecting such change.

The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with U.S. Generally Accepted Accounting Principles ("GAAP") for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. However, in the opinion of management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations and cash flows for the three-month period ended June 30, 2008 are not necessarily indicative of the results of operations and cash flows that may be expected for the fiscal year ending March 31, 2009. The interim consolidated financial statements and accompanying notes should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2008. The balance sheet information as of March 31, 2008 has been derived from the Company's audited Consolidated Balance Sheet as of that date.

2.  RECENTLY ISSUED ACCOUNTING STANDARDS

Effective April 1, 2008, the Company adopted SFAS No. 157, "Fair Value Measurements" ("SFAS 157"), for all financial assets and liabilities and any other assets and liabilities that are recognized or disclosed at fair value on a recurring basis. This pronouncement clarifies the principle that fair value should be based on the assumptions that market participants would use when pricing an asset or liability, provides a framework for measuring fair value under GAAP and expands disclosure requirements about fair value measurements. Although the Company's adoption of SFAS No. 157 did not have a material effect on the Company's financial condition, results of operations or cash flows, additional disclosures were required (see Note 8).

In February 2008, the Financial Accounting Standards Board ("FASB") issued FASB Staff Position No. FAS 157-2, "Effective Date of FASB Statement No. 157" ("FSP 157-2"), which defers the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on at least an annual basis, to fiscal years beginning after November 15, 2008. The Company has adopted the deferral of SFAS 157 with respect to the items listed in FSP 157-2. The Company does not expect that the remaining provisions of this statement will have a material effect on its financial statements.

Effective April 1, 2008, the Company adopted SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities". This standard allows an entity the irrevocable option to measure many financial instruments and certain other assets and liabilities at fair value on an instrument-by-instrument basis (the fair value option), with changes in fair value reported in earnings. The Company did not elect fair value as an alternative, as provided under SFAS 159, for any of its financial instruments or any other assets and liabilities that are not currently recorded at fair value. Therefore, short-term and long-term debt obligations and trade accounts receivable and payable are still reported at their carrying values.

In March 2007, the FASB ratified the consensus reached by the Emerging Issues Task Force ("EITF") in Issue No. 06-10, "Accounting for Collateral Assignment Split-Dollar Life Insurance Arrangements" ("Issue 06-10"). Issue 06-10 requires companies with collateral assignment split-dollar life insurance arrangements that provide a benefit to an employee that extends to postretirement periods to recognize a liability for future benefits based on the substantive agreement with the employee. The provisions of Issue 06-10 also require an employer to recognize and measure the asset in a collateral assignment split-dollar life insurance arrangement based on the nature and substance of the arrangement. The Company adopted the provisions of Issue 06-10 effective April 1, 2008. As a result of the adoption, the Company recognized a liability of $5,340 which represented the present value of the future premium payments to be made under the existing policies. The Company also recognized a decrease in the related asset of $2,484 based on the nature and substance of the arrangements. In accordance with the transition provisions of EITF No. 06-10, a direct decrease of $7,824 was recorded to retained earnings,effective April 1, 2008.

In June 2007, the FASB ratified the consensus reached by the EITF on Issue No. 07-3, "Accounting for Advance Payments for Goods or Services Received for Use in Future Research and Development Activities" ("Issue 07-3"), which is effective for fiscal years beginning after December 15, 2007 and is applied prospectively for new contracts entered into on or after the effective date. Issue 07-3 addresses nonrefundable advance payments for goods or services for use in future research and development activities. Issue 07-3 will require that these payments that will be used or rendered for future research and development activities be deferred and capitalized and recognized as an expense as the related goods are delivered or the related services are performed. If an entity does not expect the goods to be delivered or the services to be rendered, the capitalized advance payments should be expensed. The Company's adoption of Issue 07-3 at the beginning of fiscal 2009 did not have a material effect on its financial condition, results of operations or cash flows.

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

In May 2008, the FASB issued FASB Staff Position ("FSP") No. APB 14-a, "Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlement.") Under the new rules for convertible debt instruments that may be settled entirely or partially in cash upon conversion, an entity should separately account for the liability and equity components of the instrument in a manner that reflects the issuer's economic interest cost. The effect of the proposed new rules is that the equity component would be included in the paid-in-capital section of shareholders' equity on an entity's consolidated balance sheet and the value of the equity component would be treated as original issue discount for purposes of accounting for the debt component of convertible debt. The FSP will be effective for fiscal years beginning after December 15, 2008, and for interim periods within those fiscal years, with retrospective application required. Early adoption is not permitted. The Company is currently evaluating the proposed new rules and the impact on its financial condition and results of operations.

3.  ACQUISITIONS

In January 2008, the Company entered into a definitive asset purchase agreement with CYTYC Prenatal Products and Hologic, Inc. ("CYTYC") to acquire the U.S. and worldwide rights to Gestiva(TM) (17-alpha hydroxyprogesterone caproate). The New Drug Application ("NDA") for Gestiva(TM) is currently before the U.S. Food and Drug Administration ("FDA"), pending approval for use in the prevention of preterm birth in certain categories of pregnant women. The proposed indication is for women with a history of at least one spontaneous preterm delivery (i.e., less than 37 weeks), who are pregnant with a single fetus. Under the terms of the asset purchase agreement, the Company agreed to pay $82,000 for Gestiva(TM). In accordance with the agreement, the Company made a $7,500 cash payment in January 2008 at closing and a $2,000 cash payment in May 2008 upon achievement of a milestone. Since the product had not yet obtained FDA approval when these payments were made, the Company recorded in-process research and development charges of $7,500 and 2,000 during the three months ended March 31, 2008 and June 30, 2008, respectively. The remaining purchase price of $72,500 is payable upon FDA approval of a Gestiva(TM) NDA, transfer of all rights in the NDA to the Company and receipt by the Company of defined launch quantities of finished Gestiva(TM) suitable for commercial sale.

In May 2007, the Company acquired the U.S. marketing rights to Evamist(TM), a new estrogen replacement therapy product delivered with a patented metered-dose transdermal spray system, from VIVUS, Inc. Under terms of the asset purchase agreement, the Company paid $10,000 in cash at closing and agreed to make an additional cash payment of $141,500 upon final approval of the product by the FDA. The agreement also provides for two future payments upon achievement of certain net sales milestones. If Evamist(TM) achieves $100,000 of net sales in a fiscal year, a one-time payment of $10,000 will be made, and if net sales levels reach $200,000 in a fiscal year, a one-time payment of up to $20,000 will be made. Because the product had not obtained FDA approval when the initial payment was made at closing, the Company recorded $10,000 of in-process research and development expense during the three months ended June 30, 2007. In July 2007, FDA approval for Evamist(TM) was received and a payment of $141,500 was made to VIVUS, Inc. The final purchase price allocation completed during the quarter ended June 30, 2008, resulted in estimated identifiable intangible assets of $44,078 for product rights; $12,774 for trademark rights; $82,542 for rights under a sublicense agreement; and, $2,106 for a covenant not to compete. Upon FDA approval in July 2007, the Company began amortizing the product rights, trademark rights and rights under the sublicense agreement over 15 years and the covenant not to compete over nine years.

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

Basic earnings per share is computed using the weighted average number of common shares outstanding during the period except that it does not include unvested common shares subject to repurchase. Diluted earnings per share is computed using the weighted average number of common shares and, if dilutive, potential common shares outstanding during the period. Potential common shares consist of the incremental common shares issuable upon the exercise of stock options, unvested common shares subject to repurchase, convertible preferred stock and convertible notes. The dilutive effects of outstanding stock options and unvested common shares subject to repurchase are reflected in diluted earnings per share by application of the treasury stock method. Convertible preferred stock and convertible notes are reflected on an if-converted basis. The computation of diluted earnings per share for Class A Common Stock assumes the conversion of the Class B Common Stock, while the diluted earnings per share for Class B Common Stock does not assume the conversion of those shares.

The following table sets forth the computation of basic earnings per share:

                                                              THREE MONTHS ENDED JUNE 30,
                                                        --------------------------------------
                                                               2008                2007
                                                        ------------------  ------------------
                                                        CLASS A   CLASS B   CLASS A   CLASS B
                                                        --------  --------  --------  --------

Basic earnings per share:
    Numerator - allocation of undistributed earnings    $  9,864  $  2,653  $  4,843  $  1,339
                                                        ========  ========  ========  ========
    Denominator:
      Weighted average shares outstanding                 37,760    12,165    37,445    12,379
      Less - weighted average unvested
        common shares subject to repurchase                 (332)      (84)     (438)      (99)
                                                        --------  --------  --------  --------
      Number of shares used in per
        share computations                                37,428    12,081    37,007    12,280
                                                        ========  ========  ========  ========

Basic earnings per share                                $   0.26  $   0.22  $   0.13  $   0.11
                                                        ========  ========  ========  ========

The following table sets forth the computation of diluted earnings per share:

                                                             THREE MONTHS ENDED JUNE 30,
                                                        --------------------------------------
                                                               2008                2007
                                                        ------------------  ------------------
                                                        CLASS A   CLASS B   CLASS A   CLASS B
                                                        --------  --------  --------  --------
Diluted earnings per share:
    Numerator:
      Allocation of undistributed earnings
        for basic computation                           $  9,864  $  2,653  $  4,843  $  1,339
      Reallocation of undistributed earnings as a
        result of conversion of Class B to
        Class A shares                                     2,653         -     1,339         -
      Reallocation of undistributed earnings to
        Class B shares                                         -      (252)        -       (45)
      Add - preferred stock dividends                         18         -        18         -
      Add - interest expense on convertible notes          1,000         -       963         -
                                                        --------  --------  --------  --------
      Allocation of undistributed earnings
        for diluted computation                         $ 13,535  $  2,401  $  7,163  $  1,294
                                                        ========  ========  ========  ========

Diluted earnings per share:
    Denominator:
      Number of shares used in basic computation          37,428    12,081    37,007    12,280
      Weighted average effect of dilutive securities:
        Conversion of Class B to Class A shares           12,081         -    12,280         -
        Employee stock options                               543        66       775        82
        Convertible preferred stock                          338         -       338         -
        Convertible notes                                  8,692         -     8,692         -
                                                        --------  --------  --------  --------
      Number of shares used in per share
        computations                                      59,082    12,147    59,092    12,362
                                                        ========  ========  ========  ========

Diluted earnings per share (1)                          $   0.23  $   0.20  $   0.12  $   0.10
                                                        ========  ========  ========  ========

----------------------
(1) Excluded from the computation of diluted earnings per share were outstanding stock options whose exercise prices were greater than the average market price of the common shares for the period reported. For the three months ended June 30, 2008 and 2007, excluded from the computation were options to purchase 1,815 and 52 shares of Class A and Class B Common Stock, respectively.

5.   STOCK-BASED COMPENSATION

On August 30, 2002, the Company's shareholders approved KV's 2001 Incentive Stock Option Plan (the "2001 Plan"), which allows for the issuance of up to 4,500 shares of common stock. Under the Company's stock option plan, options to acquire shares of common stock have been made available for grant to all employees. Each option granted has an exercise price of not less than 100% of the market value of the common stock on the date of grant. The contractual life of each option is generally ten years and the options generally vest at the rate of 10% per year from the date of grant.

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

The Company's stock option agreements include a post-exercise service condition which provides that exercised options are to be held by the Company for a two-year period during which time the shares cannot be sold by the employee. If the employee's employment is terminated voluntarily or involuntarily (other than by retirement, death or disability) during the two-year period, the stock option agreements provide the Company with the option of repurchasing the shares at the lower of the exercise price or the fair market value of the stock on the date of termination. This repurchase option is considered a forfeiture provision and the two-year period is included in determining the requisite service period over which stock-based compensation expense is recognized. The requisite service period initially is equal to the expected term (as discussed above) and is revised when an option exercise occurs.

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

When an employee exercises stock options, the exercise proceeds received by the Company are recorded as a deposit and classified as a current liability for the two-year forfeiture period. The shares issuable upon exercise of these options are accounted for as issued when the two-year forfeiture period lapses. Until the two-year forfeiture requirement is met, the underlying shares are not considered outstanding and are not included in calculating basic earnings per share.

The Company recognized stock-based compensation of $1,449 and $1,647, respectively, and related tax benefits of $311 and $484, respectively, for the three months ended June 30, 2008 and 2007. There was no stock-based employee compensation cost capitalized at June 30, 2008 and March 31, 2008. Cash received from stock option deposits was $291 and $274 for the three months ended June 30, 2008 and 2007, respectively. The actual tax benefit realized from tax deductions associated with stock option exercises (at expiration of the two-year forfeiture period) was $211 and $123 for the three months ended June 30, 2008 and 2007, respectively.


The following weighted average assumptions were used for stock options granted during the three months ended June 30, 2008 and 2007:

                                                               THREE MONTHS ENDED
                                                                    JUNE 30,
                                                            -----------------------
                                                               2008          2007
                                                               ----          ----

Dividend yield...........................................        None          None
Expected volatility......................................         39%           43%
Risk-free interest rate..................................       3.80%         4.93%
Expected term ...........................................   9.0 years     9.0 years
Weighted average fair value per share
  at grant date..........................................   $   10.39     $   15.39

A summary of the changes in the Company's stock option plans during the three months ended June 30, 2008 is presented below:

                                                                                  WEIGHTED
                                                                  WEIGHTED         AVERAGE
                                                                  AVERAGE         REMAINING        AGGREGATE
                                                                  EXERCISE       CONTRACTUAL       INTRINSIC
                                                  SHARES           PRICE            TERM             VALUE
                                                  ------           -----            ----             -----

Balance, March 31, 2008....................          3,933       $    18.84
Options granted............................            148            19.42
Options exercised..........................            (74)            7.66                       $      862
Options canceled...........................           (184)           23.02
                                               -----------
Balance, June 30, 2008.....................          3,823            18.88          5.9          $   12,495
                                               ===========

Expected to vest at
     June 30, 2008.........................          2,951       $    18.88          5.9          $    9,646

Options exercisable at June 30, 2008
   (excluding shares in the two-year
    forfeiture period).....................          1,303       $    16.66          4.7          $    5,737


As of June 30, 2008, the Company had $41,675 of total unrecognized compensation expense, related to stock option grants, which will be recognized over the remaining weighted average period of 4.9 years.


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

Accruals for sales provisions are presented in the Consolidated Financial Statements as reductions to net revenues and accounts receivable. Sales provisions totaled $80,284 and $40,919 for the three months ended June 30, 2008 and 2007, respectively. The reserve balances related to the sales provisions totaled $47,207 and $46,646 at June 30, 2008 and March 31, 2008, respectively, and are deducted from "Receivables, less allowance for doubtful accounts" in the accompanying Consolidated Balance Sheets.

7.   INVESTMENT SECURITIES

The carrying amount of available-for-sale investment securities and their approximate fair values at June 30, 2008 and March 31, 2008 were as follows.

                                                                        JUNE 30, 2008
                                                    -----------------------------------------------------
                                                                     GROSS         GROSS
                                                                  UNREALIZED    UNREALIZED        FAIR
                                                       COST          GAINS        LOSSES          VALUE
                                                       ----          -----        ------          -----

         Short-term marketable securities.....      $   40,894    $       10    $        -     $   40,904
         Non-current auction rate
           securities.........................          83,900             -        (4,010)        79,890
                                                    ----------    ----------    -----------    ----------
              Total...........................      $  124,794    $       10    $   (4,010)    $  120,794
                                                    ==========    ==========    ==========     ==========


                                                                        MARCH 31, 2008
                                                    -----------------------------------------------------
                                                                     GROSS        GROSS
                                                                  UNREALIZED    UNREALIZED        FAIR
                                                       COST          GAINS        LOSSES          VALUE
                                                       ----          -----        ------          -----

         Short-term marketable securities.....      $   40,538    $       10    $        -     $   40,548
         Non-current auction rate
              securities......................          83,900             -        (2,384)        81,516
                                                    ----------    ----------    ----------     ----------
                Total.........................      $  124,438    $       10    $   (2,384)    $  122,064
                                                    ==========    ==========    ==========     ==========

The Company accounts for its investment securities in accordance with SFAS 115, "Accounting for Certain Investments in Debt and Equity Securities," and classifies them as "available for sale." The Company's marketable securities at June 30, 2008 and March 31, 2008 are recorded at fair value based on quoted market prices using the specific identification method and consisted of mutual funds comprised of U.S. government investments. These marketable securities are classified as current assets as the Company has the ability to use them for current operating and investing purposes. There were no realized gains or losses for the three months ended June 30, 2008 and 2007.

At June 30, 2008 and March 31, 2008, the Company had $83,900 of principal invested in auction rate securities ("ARS"). These securities all have a maturity in excess of 10 years. The Company's investments in ARS primarily represent interests in collateralized debt obligations supported by pools of student loans, the principal of which is guaranteed by the U.S. Government. ARS backed by student loans are viewed as having low default risk and therefore very low risk of credit downgrade. The ARS held by the Company are AAA-rated securities with long-term nominal maturities for which the interest rates are reset through a dutch auction at pre-determined intervals, up to 35 days. The auctions historically have provided a liquid market for these securities.

With the liquidity issues experienced in global credit and capital markets, the ARS held by the Company at June 30, 2008 and March 31, 2008 experienced multiple failed auctions beginning in February 2008 as the amount of securities submitted for sale exceeded the amount of purchase orders. Given the failed auctions, the Company's ARS are illiquid until a successful auction for them occurs.

The estimated fair values of the Company's ARS holdings at June 30, 2008 and March 31, 2008 were $79,890 and $81,516, respectively, which reflects a difference of $4,010 and $2,384, respectively, from the principal value of $83,900. Although the ARS continue to pay interest according to their stated terms, the Company has recorded unrealized losses of $2,539 and $1,550, net of tax, as reductions to shareholders' equity in accumulated other comprehensive loss at June 30, 2008 and March 31, 2008, respectively, reflecting adjustments to the ARS holdings that the Company has concluded have a temporary decline in value.

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

Given the failed auctions, the Company's ARS are illiquid until there is a successful auction for them. Accordingly, the $79,890 and $81,516 of ARS at June 30, 2008 and March 31, 2008, respectively, were classified as non-current assets and are included in the line item "Investment securities" in the accompanying Consolidated Balance Sheets.

8.   FAIR VALUE MEASURES

As stated in Note 2, the Company adopted SFAS 157 effective April 1, 2008 for all financial assets and liabilities and any other assets and liabilities that are recognized or disclosed at fair value on a recurring basis. SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. In order to increase consistency and comparability in fair value measurements, SFAS 157 established a fair value hierarchy that ranks the quality and reliability of the information used to measure fair value. Financial assets and liabilities carried at fair value are classified and disclosed in one of the following three categories:

     * Level 1 - Primarily consists of financial assets and liabilities whose values are based on unadjusted quoted prices for identical assets or liabilities in an active market that the Company has the ability to access.

     * Level 2 - Includes financial instruments measured using significant other observable inputs that are valued by reference to similar assets or liabilities, such as: quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; inputs other than quoted prices that are observable for the asset or liability; and inputs that are derived principally from or corroborated by observable market data by correlation or other means.

     * Level 3 - Comprised of financial assets and liabilities whose values are based on prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement. These inputs reflect management's own assumptions about the assumptions a market participant would use in pricing the asset or liability.

The following table presents the Company's fair value hierarchy as of June 30, 2008 for those financial assets measured at fair value on a recurring basis:

                                                           FAIR VALUE MEASUREMENTS AT JUNE 30, 2008
                                                    -----------------------------------------------------

                                                       TOTAL        LEVEL 1       LEVEL 2        LEVEL 3
                                                       -----        -------       -------        -------

C>
         Short-term marketable securities.....      $   40,904    $   40,904    $        -     $        -
         Non-current auction rate
            securities........................          79,890             -             -         79,890
                                                    ----------    ----------    ----------     ----------
             Total assets at fair value.......      $  120,794    $   40,904    $        -     $   79,890
                                                    ==========    ==========    ==========     ==========

The Company's marketable securities consisted of mutual funds comprised of U.S. government investments for which market prices were readily available. The Company's investments in ARS primarily represent interests in collateralized debt obligations supported by pools of student loans, the principal of which is guaranteed by the U.S. Government. The ARS held by the Company are AAA-rated securities with long-term nominal maturities for which the interest rates are reset through a dutch auction at pre-determined intervals, up to 35 days. Due to the lack of observable market quotes and an illiquid market for the Company's ARS portfolio, the Company utilized a valuation model that relied exclusively on Level 3 inputs, including those that are based on expected cash flow streams and collateral values (see Note
7).

The contingent interest feature of the $200,000 principal amount of Contingent Convertible Subordinated Notes (see

Note 12) meets the criteria of and qualifies as an embedded derivative. Although this feature represents an embedded derivative financial instrument, based on its de minimis value at the time of issuance and at June 30, 2008, no value has been assigned to this embedded derivative.

The following table presents the changes in fair value for financial assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

                                                                NON-CURRENT AUCTION
                                                                  RATE SECURITIES
                                                                     (LEVEL 3)
                                                                -------------------

           Balance at April 1, 2008..................               $    81,516
           Unrealized losses included in other
               comprehensive loss....................                    (1,626)
                                                                    -----------
           Balance at June 30, 2008..................               $    79,890
                                                                    ===========

9.   INVENTORIES

     Inventories consist of the following:

                                                                    JUNE 30, 2008        MARCH 31, 2008
                                                                    -------------        --------------

                  Finished goods.....................                $    33,513          $    27,654
                  Work-in-process....................                     17,948               15,925
                  Raw materials......................                     46,514               51,401
                                                                     -----------          -----------
                                                                     $    97,975          $    94,980
                                                                     ===========          ===========

Management establishes reserves for potentially obsolete or slow-moving inventory based on an evaluation of inventory levels, forecasted demand, and market conditions.

10.   INTANGIBLE ASSETS AND GOODWILL

     Intangible assets and goodwill consist of the following:

                                                   JUNE 30, 2008                     MARCH 31, 2008
                                           ----------------------------       ----------------------------
                                              GROSS                              GROSS
                                             CARRYING       ACCUMULATED        CARRYING         ACCUMULATED
                                              AMOUNT        AMORTIZATION        AMOUNT         AMORTIZATION
                                              ------        ------------        ------         ------------
Product rights acquired:
     Micro-K(R)............................$    36,140      $   (16,769)      $    36,140      $   (16,318)
     PreCare(R)............................      8,433           (3,760)            8,433           (3,654)
     Evamist(TM)...........................     44,078           (2,733)           52,446           (2,378)
Trademarks acquired:
     Niferex(R)............................     14,834           (3,894)           14,834           (3,709)
     Chromagen(R)/StrongStart(R)...........     27,642           (7,256)           27,642           (6,910)
     Evamist(TM)...........................     12,774             (792)           15,166             (688)
License agreements:
     Evamist(TM)...........................     82,542           (5,118)           66,417           (3,011)
     Other.................................      2,300               --             2,300               --
Covenants not to compete
     Evamist(TM)...........................      2,106             (218)            7,471             (565)
     Other.................................        375             (119)              375             (109)
Trademarks and patents.....................      5,753           (1,057)            5,317             (972)
                                           -----------      -----------       -----------      -----------
  Total intangible assets..................    236,977          (41,716)          236,541          (38,314)
Goodwill...................................        557               --               557               --
                                           -----------      -----------       -----------      -----------
                                           $   237,534      $   (41,716)      $   237,098      $   (38,314)
                                           ===========      ===========       ===========      ===========

The final purchase price allocation related to Evamist(TM) was completed during the three months ended June 30, 2008, resulting in adjustments to the gross carrying amounts for intangible assets related to Evamist(TM) during the quarter ended June 30, 2008.

As of June 30, 2008, the Company's intangible assets have a weighted average useful life of approximately 17 years. Amortization expense for intangible assets was $3,401 and $1,185 for the three months ended June 30, 2008 and 2007, respectively.

Assuming no additions, disposals or adjustments are made to the carrying values and/or useful lives of the intangible assets, annual amortization expense on product rights, trademarks acquired and other intangible assets is estimated to be approximately $10,701 for the remainder of fiscal 2009 and approximately $14,265 in each of the four succeeding fiscal years.

11.   REVOLVING CREDIT AGREEMENT

The Company has a credit agreement with ten banks that provides for a revolving line of credit for borrowing up to $320,000. This credit facility also includes a provision for increasing the revolving commitment, at the lenders' sole discretion, by up to an additional $50,000. The credit agreement is unsecured unless the Company, under certain specified circumstances, utilizes the facility to redeem part or all of its outstanding Convertible Subordinated Notes. Interest is charged under the credit facility at the lower of the prime rate or LIBOR plus 62.5 to 150 basis points depending on the ratio of senior debt to EBITDA. The credit facility has a five-year term expiring in June 2011. The credit agreement contains financial covenants that impose limits on dividend payments, require minimum equity, a maximum senior leverage ratio and minimum fixed charge coverage ratio. At June 30, 2008, the Company had $30,000 of borrowings outstanding under the credit facility (see
Note 12).

12.   LONG-TERM DEBT

     Long-term debt consists of the following:

                                                           JUNE 30, 2008        MARCH 31, 2008
                                                           -------------        --------------

         Building mortgages..........................       $    38,963           $   39,452
         Line of credit..............................            30,000               30,000
         Convertible notes...........................           200,000              200,000
                                                            -----------           ----------
                                                                268,963              269,452
         Less current portion........................            (2,051)            (202,020)
                                                            -----------           ----------
                                                            $   266,912           $   67,432
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

In May 2003, the Company issued $200,000 principal amount of 2.5% Contingent Convertible Subordinated Notes due 2033 (the "Notes") that are convertible, under certain circumstances, into shares of Class A Common Stock at an initial conversion price of $23.01 per share. The Notes, which are due May 16, 2033, bear interest that is payable on May 16 and November 16 of each year at a rate of 2.50% per annum. The Company also is obligated to pay contingent interest at a rate equal to 0.5% per annum during any six-month period from May 16 to November 15 and from November 16 to May 15, with the initial six-month period commencing May 16, 2006, if the average trading price of the Notes per $1,000 principal amount for the five trading day period ending on the third trading day immediately preceding the first day of the applicable six-month period equals $1,200 or more. In November 2007, the average trading price of the Notes reached the threshold for the five-day trading period that resulted in the payment of contingent interest and for the period from November 16, 2007 to May 15, 2008 the Notes paid interest at a rate of 3.00% per annum. In May 2008, the average trading price of the Notes fell below the contingent interest threshold for the five-day trading period and beginning May 16, 2008 the Notes began to pay interest at a rate of 2.50% per annum.

The Company may redeem some or all of the Notes at any time on or after May 21, 2006, at a redemption price, payable in cash, of 100% of the principal amount of the Notes, plus accrued and unpaid interest, including contingent interest, if any. Holders may require the Company to repurchase all or a portion of their Notes on May 16, 2013, 2018, 2023 and 2028 or upon a change in control, as defined in the indenture governing the Notes, at a purchase price, payable in cash, of 100% of the principal amount of the Notes, plus accrued and unpaid interest, including contingent interest, if any. Holders had the right to require the Company to repurchase all or a portion of their Notes on May 16, 2008 and, accordingly, the Company classified the Notes as a current liability as of March 31, 2008. Since no holders required the Company to repurchase all or a portion of their Notes on this date and because the next occasion holders may require the Company to repurchase all or a portion of their Notes is May 16, 2013, the Notes were classified as a long-term liability as of June 30, 2008. The Notes are subordinate to all of the Company's existing and future senior obligations.

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

The aggregate maturities of long-term debt as of June 30, 2008 are as follows:

               Due in one year...............         $   2,051
               Due in two years..............             2,177
               Due in three years............            32,311
               Due in four years.............             2,448
               Due in five years.............           202,603
               Thereafter....................            27,373
                                                      ---------
                                                      $ 268,963
                                                      =========

13. TAXABLE INDUSTRIAL REVENUE BONDS

In December 2005, the Company entered into a financing arrangement with St. Louis County, Missouri related to expansion of its operations in St. Louis County. Up to $135,500 of industrial revenue bonds may be issued to the Company by St. Louis County relative to capital improvements made through December 31, 2009. This agreement provides that 50% of the real and personal property taxes on up to $135,500 of capital improvements will be abated for a period of 10 years subsequent to the property being placed in service. Industrial revenue bonds totaling $120,407 were outstanding at June 30, 2008. The industrial revenue bonds are issued by St. Louis County to the Company upon its payment of qualifying costs of capital improvements, which are then leased by the Company for a period ending December 1, 2019, unless earlier terminated. The Company has the option at any time to discontinue the arrangement and regain full title to the abated property. The industrial revenue bonds bear interest at 4.25% per annum and are payable as to principal and interest concurrently with payments due under the terms of the lease. The Company has classified the leased assets as property and equipment and has established a capital lease obligation equal to the outstanding principal balance of the industrial revenue bonds. Lease payments may be made by tendering an equivalent portion of the industrial revenue bonds. As the capital lease payments to St. Louis County may be satisfied by tendering industrial revenue bonds (which is the Company's intention), the capital lease obligation, industrial revenue bonds and related interest expense and interest income, respectively, have been offset for presentation purposes in the Consolidated Financial Statements.

14.   COMPREHENSIVE INCOME

Comprehensive income includes all changes in equity during a period except those that resulted from investments by or distributions to the Company's shareholders. Other comprehensive income refers to revenues, expenses, gains and losses that, under generally accepted accounting principles, are included in comprehensive income, but excluded from net income as these amounts are recorded directly as an adjustment to shareholders' equity. For the Company, comprehensive income is comprised of net income and the net changes in unrealized gains and losses on available for sale marketable securities, net of applicable income taxes. Total comprehensive income was $11,546 and $6,174 for the three months ended June 30, 2008 and 2007, respectively.

15.   SEGMENT REPORTING

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

Accounting policies of the segments are the same as the Company's consolidated accounting policies. Segment profits are measured based on income before taxes and are determined based on each segment's direct revenues and expenses. The majority of research and development expense, corporate general and administrative expenses, amortization and interest expense, as well as interest and other income, are not allocated to segments, but included in the "all other" classification. Identifiable assets for the three reportable operating segments primarily include receivables, inventory, and property and equipment. For the "all other" classification, identifiable assets consist of cash and cash equivalents, corporate property and equipment, intangible and other assets and all income tax-related assets.

The following represents information for the Company's reportable operating segments for the three months ended June 30, 2008 and 2007.

                                  THREE MONTHS
                                      ENDED     BRANDED      SPECIALTY   SPECIALTY     ALL
                                     JUNE 30,   PRODUCTS     GENERICS    MATERIALS    OTHER   ELIMINATIONS CONSOLIDATED
                                     --------   --------     --------    ---------    -----   ------------ ------------

   --------------------------------------------------------------------------------------------------------------------
   NET REVENUES
                                       2008    $  50,910   $  92,310     $  5,470  $      161  $        -   $ 148,851
                                       2007       50,053      60,501        3,614         190           -     114,358
   --------------------------------------------------------------------------------------------------------------------
   SEGMENT PROFIT (LOSS)
                                       2008       15,572      47,240        2,344     (45,401)          -      19,755
                                       2007       22,177      30,800          661     (43,721)          -       9,917
   --------------------------------------------------------------------------------------------------------------------
   IDENTIFIABLE ASSETS
                                       2008       37,317     112,108        9,491     715,513      (1,158)    873,271
                                       2007       32,239      78,417        7,980     603,525      (1,158)    721,003
   --------------------------------------------------------------------------------------------------------------------
   PROPERTY AND EQUIPMENT ADDITIONS
                                       2008            -           -           52       5,291           -       5,343
                                       2007            -           -           47       2,059           -       2,106
   --------------------------------------------------------------------------------------------------------------------
   DEPRECIATION AND AMORTIZATION
                                       2008          186          80           45       8,052           -       8,363
                                       2007          177          80           44       5,553           -       5,854
   --------------------------------------------------------------------------------------------------------------------

Consolidated revenues are principally derived from customers in North America and substantially all property and equipment is located in the St. Louis, Missouri metropolitan area.

16.  CONTINGENCIES - LITIGATION

The Company and its subsidiaries Drugtech Corporation and Ther-Rx Corporation were named as defendants in a declaratory judgment case filed in the U.S. District Court for the District of Delaware by Lannett Company, Inc. on June 6, 2008 and styled Lannett Company Inc. v. KV Pharmaceuticals et. al. Lannett subsequently amended its complaint. The action seeks a declaratory judgment of patent invalidity, patent non-infringement, and patent unenforceability for inequitable conduct with respect to five patents owned by, and two patents licensed to, the Company or its subsidiaries and pertaining to the PrimaCare ONE(R) product marketed by Ther-Rx Corporation; unfair competition; deceptive trade practices; and antitrust violations. No specific amount of damages was stated in the complaint or amended complaint. On June 17, 2008, the Company filed suit against Lannett in the form of a counterclaim, asserting infringement of three of our patents, infringement of our trademarks (PrimaCare(R) and PrimaCare ONE(R)), and various other claims. The Company also filed a motion seeking a temporary restraining order and a preliminary injunction in which the Company focused on infringement of our trademarks and infringement of one of the Company's composition patents. The Court set an expedited briefing schedule and a hearing for the motion. At the hearing on June 25, 2008, the Court ruled in the Company's favor with respect to Lannett's use of PrimaCare(R) on its product's label and Lannett agreed to stop shipping bottles with the existing label and to work with KV on a new, non-infringing label. Ultimately, Lannett agreed to discontinue the use of both the PrimaCare ONE(R) trademark and the associated "compare to the ingredients in" language. On July 17, 2008, the Court issued an order with respect to the approximately 400,000 bottles that Lannett had shipped with the old, infringing label. Lannett has been ordered to contact its distributors in writing and advise the distributors that the Court has ruled that the existing labeling infringes Ther-Rx's trademark. Lannett was also ordered to provide to its distributors material adequate to cover the PrimaCare ONE(R) trademark on the existing bottles. The order requires the distributors to cover the PrimaCare ONE(R) trademark on bottles in their possession but does not extend to bottles at pharmacies. The Court, having considered the respective proposed scheduling orders, has set a trial date in January 2009 as proposed by KV. The Company is proceeding with discovery. The Company intends to vigorously defend its interests; however, it cannot give any assurance that it will prevail.

The Company is named as a defendant in a patent infringement case filed in the U.S. District Court for the District of Delaware by UCB, Inc. and Celltech Manufacturing CA, Inc. (collectively, "UCB") on April 21, 2008 and styled UCB, Inc. et al. v. KV Pharmaceutical Company. After the Company filed an ANDA with the FDA seeking permission to market a generic version of the 40 mg, 50 mg and 60 mg strengths of Metadate CD(R) methylphenidate hydrochloride extended-release capsules, UCB filed this lawsuit under a patent owned by Celltech. In a Paragraph IV certification accompanying the ANDA, KV contended that its proposed 40 mg generic formulation would not infringe Celltech's patent. Because the patent was not listed in the Orange Book for the 50 mg and 60 mg dosages, a Paragraph I certification was filed with respect to them. Pursuant to the Hatch-Waxman Act, the filing of the suit against the Company instituted an automatic stay of FDA approval of the Company's ANDA with respect to the 40 mg strength of this product until the earlier of a judgment in the Company's favor, or 30 months from the date of suit. Inasmuch as the Celltech patent was not listed in the Orange Book with respect to the 50 mg and 60 mg strengths, it is the Company's belief that the automatic stay does not apply to the Company's 50 mg and 60 mg strengths of this product. UCB may, however, seek to keep the Company's regulatory approval efforts for these strengths delayed by the litigation. The Company has filed an answer, asserted certain affirmative defenses (including that Plaintiffs are estopped to assert infringement of the 50 mg and 60 mg dosages due to their not listing the Celltech patent in the Orange Book for these dosages), and has asserted a counterclaim in which it seeks a declaratory judgment of invalidity and non-infringement of the claims in the Celltech patent, and an award of attorney's fees and costs. No trial date has yet been set. A scheduling conference is expected to be set in August 2008. The Company intends to vigorously defend its interests; however, it cannot give any assurance that it will prevail.

The Company was named as a defendant in two related patent infringement cases filed on December 14, 2007 in the U.S. District Courts in New Jersey and Delaware by Janssen, L.P., Janssen Pharmaceutica N.V. and Ortho-McNeil Neurologics, Inc. (collectively, "Janssen") and styled Janssen, L.P. et al. v. KV Pharmaceutical Company. After the Company filed an ANDA with the FDA seeking permission to market a generic version of the 8 mg and 16 mg strengths of Razadyne(R) ER (formerly Reminyl(R)) galantaminE hydrobromide extended-release capsules, Janssen filed these lawsuits for patent infringement under a patent owned by Janssen. In the Company's Paragraph IV certification, KV contended that its proposed generic versions do not infringe Janssen's patent and/or that the patent is invalid. Pursuant to the Hatch-Waxman Act, the filing of the suit against the Company instituted an automatic stay of FDA approval of the Company's ANDA until the earlier of a judgment or 30 months from the date of the suit. The Company has filed an answer and counterclaim for declaratory judgment of non-infringement and patent invalidity in the New Jersey case. In light of our answer in the New Jersey case, the Delaware suit was voluntarily dismissed by Janssen. Following receipt of the Company's subsequent notice letter to Janssen for the 24 mg strength of this drug, Janssen filed an additional suit against the Company based on the ANDA filing for the 24 mg strength. We expect this case to be consolidated with the earlier suit against the Company. Janssen also sought to have the lawsuits against the Company consolidated with separate lawsuits against Barr and Sandoz pertaining to this product, which the Court has denied except for consolidation of the Company's case with Barr's case for discovery purposes and that there will be one Markman hearing for all three cases, which delays the previously scheduled Markman hearing by one month. Janssen is deferring depositions and is seeking a protective order from the Court to allow it not to proceed with depositions. The court has instructed the parties to agree on new deposition dates. The Company intends to vigorously defend its interests; however, it cannot give any assurance that it will prevail.

The Company is named as a defendant in a patent infringement case filed in the U.S. District Court for the District of New Jersey by Celgene Corporation ("Celgene") and Novartis Pharmaceuticals Corporation and Novartis Pharma AG (collectively, "Novartis") on October 4, 2007 and styled Celgene Corporation et al. v. KV Pharmaceutical Company. After the Company filed an ANDA with the FDA seeking permission to market a generic version of the 10 mg, 20 mg, 30 mg, and 40 mg strengths of Ritalin LA(R) methylphenidate hydrochloride extended-release capsules, Celgene and Novartis filed this lawsuit for patent infringement under the provisions of the Hatch-Waxman Act with respect to two patents owned by Celgene and licensed to Novartis. In the Company's Paragraph IV certification, KV contended that its proposed generic versions do not infringe Celgene's patents. Pursuant to the Hatch-Waxman Act, the filing date of the suit against the Company instituted an automatic stay of

FDA approval of the Company's ANDA until the earlier of a judgment, or 30 months from the date of the suit. The Company has been served with this complaint and has filed its answer and a counterclaim in the case, seeking a declaratory judgment of non-infringement, patent invalidity, and inequitable conduct in obtaining the patents. Celgene moved to disqualify the Company's counsel in the case for an alleged conflict of interest, and the Court granted this motion in July 2008. The Company, in anticipation of this ruling, selected another firm which will now assume the defense of this lawsuit. The Company filed a motion for sanctions against plaintiffs pursuant to Rule 11 of the Federal Rules of Civil Procedure for bringing an action without proper basis, seeking an order dismissing the patent infringement complaint and awarding the Company its costs and attorneys' fees. This motion was denied by the Court in July 2008, and the Company is evaluating an appeal. No trial date has yet been set. The Company intends to vigorously defend its interests; however, it cannot give any assurance that it will prevail.

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

The Company filed answers and counterclaims against Purdue in all three lawsuits: asserting various defenses to Purdue's claims; seeking declaratory relief of the invalidity, unenforceability and non-infringement of the Purdue patents; and asserting counterclaims against Purdue for violations of federal antitrust law, including Sherman Act ss.1 and ss.2 for monopolization, attempt to monopolize, and conspiracy to monopolize with respect to the U.S. market for controlled-release oxycodone, and agreements in unreasonable restraint of competition, and for intentional interference with valid business expectancy. Purdue has filed replies to the Company's counterclaims.

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

The Company intends to vigorously defend its interests in this litigation if the stay is lifted; however, it cannot give any assurance it will prevail or that the stay will be lifted.

The Company and its subsidiaries Ther-Rx Corporation and Drugtech Corporation, together with Albion International Inc., have filed a patent infringement case against Breckenridge Pharmaceutical, Inc. in the U.S. District Court for the Eastern District of Missouri on July 17, 2008, styled KV Pharmaceutical

Company and its subsidiaries; (13) risks that we may not ultimately prevail plaintiffs allege that Breckenridge has infringed a patent owned by Albion which has been exclusively licensed to KV and its subsidiaries in the field of oral prescription products for prenatal products and hematinic products (including the Company's Chromagen(R) and Chromagen(R) Forte hematinic products), among others, with respect to Breckenridge's Multigen(R) and Multigen(R) Plus caplet products. The Company and other plaintiffs are seeking injunctive relief and damages from Breckenridge. The plaintiffs moved for a temporary restraining order against the continued launch of Breckenridge's products, which was denied by the Court on July 28, 2008. At the direction of the Court, the parties are discussing potential scheduling for the trial on the merits. The Company and its subsidiaries intend to vigorously defend their interests; however, the Company cannot give any assurance they will prevail.

The Company and ETHEX are named as defendants in a case brought by Axcan ScandiPharm Inc. and styled Axcan ScandiPharm Inc. v. ETHEX Corporation et. al., filed in U.S. District Court in Minnesota on June 1, 2007. In general, Axcan alleges that ETHEX's comparative promotion of its Pangestyme(TM) UL12 and Pangestyme(TM) UL18 products to Axcan's Ultrase(R) MT12 and Ultrase(R) MT18 products resulted in false advertising and misleading statements under various federal and state laws, and constituted unfair and deceptive trade practices. The Company filed a motion for judgment on the pleadings in its favor on several grounds. The motion has been granted in part and denied in part by the court on October 19, 2007, with the court applying the statute of limitations to cut off Axcan's claims concerning conduct prior to June 2001, determining that it was too early to determine whether laches or res judicata barred the suit, and rejecting the remaining bases for dismissal. Discovery has commenced and a trial date has been set for January 2010. Plaintiffs have recently filed a motion to amend their complaint to seek declaratory judgments that Axcan does not have "unclean hands" nor violated any antitrust or unfair competition laws. This motion has been denied by the court. Plaintiff has also filed a motion to compel discovery from the Company related to electronically stored documents and documents from a previous case. The Court has the motion under advisement. The Company intends to vigorously defend its interests; however, it cannot give any assurance that it will prevail.

On July 24, 2008, a federal action was filed against certain unapproved drug products manufactured by the Company, in the U.S. District Court for the Eastern District of Missouri, styled United States v. Various Quantities of Articles of Drug et. al. The Company received the complaint on July 29, 2008. In March 2008, representatives of the Missouri Department of Health and Senior Services, accompanied by representatives of the FDA, notified the Company of a hold on our inventory of certain unapproved drug products, restricting our ability to remove or dispose of those inventories without permission. The hold related to a misinterpretation about the intended scope of certain FDA notices setting limits on the marketing of unapproved guaifenesin products, under which we had timely discontinued a number of guaifenesin products and believed that, by doing so, had complied with those notices. The agency action to place a hold on certain of our products indicated that additional guaifenesin products should also have been discontinued. In addition, the FDA expanded the hold to include other products that did not contain guaifenesin but were being marketed without FDA approval under certain "grandfather clauses" and statutory and regulatory exceptions to the pre-market approval requirement for "new drugs" under the FDCA. (FDA approval is not required in all instances for drugs to be sold in the marketplace, such as pre-1938 "grandfathered" products or certain drugs reviewed under the so-called DESI process). The court action is the process by which the FDA takes control of the products subject to the hold that are to be destroyed. The Company was not named in the complaint as a defendant.

The Company's subsidiary, ETHEX Corporation, was named as a defendant in a product liability case filed in the U.S. District Court for the District of Louisiana by Rebecca Michelle Manguno in June 2008 and styled Manguno v. ETHEX Corporation. Manguno alleges that she has taken ETHEX's morphine sulfate extended-release tablets since January 2007 and that she may have taken oversized tablets of such products, which she alleges caused medical problems. The time has not yet run to respond to the complaint. The Company intends to vigorously defend its interests in this litigation; however, it cannot give any assurance it will prevail. In addition to this litigation, the Company has received multiple adverse event reports from other individuals concerned as to whether they may have taken oversized tablets of this drug prior to the recent recall of ETHEX's morphine sulfate tablets in the United States and Canada.

The Company and ETHEX were named as co-defendants in a suit in the U.S. District Court for the Southern District of Florida filed by the personal representative of the estate of Joyce Hoyle and her children in connection with Ms. Hoyle's death in 2003, allegedly from oxycodone toxicity styled Thomas Hoyle v. Purdue Pharma et al. The suit alleged that between June 2001 and May 2003 Ms. Hoyle was prescribed and took three different opiate pain medications manufactured and sold by the defendants, including one product, oxycodone, that was manufactured by the Company and marketed by ETHEX, and that such medications were promoted without sufficient warnings about the side effect of addiction. The causes of action were strict liability for an inherently dangerous product, negligence, breach of express and implied warranty and breach of implied warranty of fitness for a particular purpose. The discovery process had not yet begun, and the court had set the trial to commence in July 2007. The plaintiff and the Company agreed, however, to a tolling agreement, under which the plaintiff dismissed the case without prejudice in return for the Company's agreement to toll the statute of limitations in the event the plaintiff refiled its case in the future. The case was dismissed without prejudice. On January 18, 2008, the Company and ETHEX were served with a new complaint, substantially similar to the earlier law suit. KV and ETHEX filed an answer to the new complaint, as well as a motion to dismiss the lawsuit based on expiration of the statute of limitations. With the agreement of the plaintiff, this motion to dismiss has been granted with prejudice by the court in the Company's favor.

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

The Company was named as a defendant in a case filed in U.S. District Court for the Eastern District of Missouri by AstraZeneca AB, Aktiebolaget Hassle and AstraZeneca LP (collectively, "AstraZeneca") and styled AstraZeneca AB et. al. v. KV Pharmaceutical Company. After the Company filed ANDAs with the FDA seeking permission to market a generic version of the 25 mg, 50 mg, 100 mg, and 200 mg strengths of Toprol-XL(R) in extended-release capsule form, AstraZeneca filed lawsuits against KV for patent infringement under the provisions of the Hatch-Waxman Act. In the Company's Paragraph IV certification, KV contended that its proposed generic versions do not infringe AstraZeneca's patents. Pursuant to the Hatch-Waxman Act, the filing date of the suit against the Company instituted an automatic stay of FDA approval of the Company's ANDA until the earlier of a judgment, or 30 months from the date of the suit. The Company filed motions for summary judgment with the District Court in Missouri alleging, among other things, that AstraZeneca's patent is invalid and unenforceable. These motions were granted and AstraZeneca appealed. On July 23, 2007, the Court of Appeals for the Federal Circuit affirmed the decision of the District Court below with respect to the invalidity of AstraZeneca's patent but reversed and remanded with respect to inequitable conduct by AstraZeneca. AstraZeneca filed for rehearing by the Federal Circuit, which was denied and the time has now run with respect to any petition for certiorari to the United States Supreme Court. As a result, the Company no longer faces the prospect of any liability to AstraZeneca in connection with this lawsuit. KV continued to proceed with its counterclaim against AstraZeneca for inequitable conduct in obtaining the patents that have been ruled invalid, in order to recover the Company's defense costs, including legal fees. In May 2008, the Company entered into a settlement agreement with AstraZeneca and settled its remaining counterclaims against AstraZeneca in exchange for a payment of $2.7 million. This payment is reflected as a reduction of selling and administrative expense in the Consolidated Statements of Income for the quarter ended June 30, 2008. This case has now been resolved.

The Company and/or ETHEX have been named as defendants in certain multi-defendant cases alleging that the defendants reported improper or fraudulent pharmaceutical pricing information, i.e., Average Wholesale Price, or AWP, and/or Wholesale Acquisition Cost, or WAC, information, which caused the governmental plaintiffs to incur excessive costs for pharmaceutical products under the Medicaid program. Cases of this type have been filed against the Company and/or ETHEX and other pharmaceutical manufacturer defendants by the States of Massachusetts, Alabama, Mississippi, Utah and Iowa, New York City, and approximately 45 counties in New York State. The State of Mississippi effectively voluntarily dismissed the Company and ETHEX without prejudice on October 5, 2006 by virtue of the State's filing an Amended Complaint on such date that does not name either the Company or ETHEX as a defendant. In the remaining cases, only ETHEX is a named defendant. On August 13, 2007, ETHEX settled the Massachusetts lawsuit for $575 in cash and pharmaceutical products valued at $150, both of which are to be paid or delivered over the next two years, and received a general release; no admission of liability was made. The New York City case and all New York county cases (other than the Erie, Oswego and Schenectady County cases) have been transferred to the U.S. District Court for the District of Massachusetts for coordinated or consolidated pretrial proceedings under the Average Wholesale Price Multidistrict Litigation. The cases pertaining to the State of Alabama, Erie County, Oswego County, and Schenectady County were removed to federal court by a co-defendant in October 2006, but all of these cases have since been remanded to the state courts in which they originally were filed. A motion is pending in New York state court to coordinate the Oswego, Erie and Schenectady Counties cases. Each of these actions is in the early stages, with fact discovery commencing or ongoing in the Alabama case and the federal cases involving New York City and 42 New York counties. On October 24, 2007, ETHEX was served with a complaint filed in Utah state court by the State of Utah naming it and nine other pharmaceutical companies as defendants in a pricing suit. On November 19, 2007, the State of Utah filed an amended complaint. The Utah suit has been removed to federal court and a motion has been filed to transfer the case to the MDL litigation for pretrial coordination. The State is seeking to remand the case to state court, and the decision is pending before the court. The time for ETHEX to answer or respond to the Utah complaint has not yet run. On October 9, 2007, the State of Iowa filed a complaint in federal court in Iowa naming ETHEX and 77 other pharmaceutical companies as defendants in a pricing suit. ETHEX and the other defendants have filed a motion to dismiss the Iowa complaint, which motion has been brief by the parties and is awaiting resolution by the Court. The Company intends to vigorously defend its interests in the actions described above; however, it cannot give any assurance it will prevail.

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

The Company has received a subpoena from the Office of Inspector General of the Department of Health and Human Services, seeking documents with respect to two of ETHEX's nitroglycerin products. Both are unapproved products, that is, they have not received FDA approval. (FDA approval is not necessarily required for all drugs to be sold in the marketplace, such as pre-1938 "grandfathered" products or certain drugs reviewed under the so-called DESI process. The Company believes that its two products come within these exceptions.) The subpoena states that it is in connection with an investigation into potential false claims under Title 42 of the U.S. Code, and appears to pertain to whether these products are eligible for reimbursement under federal health care programs, such as Medicaid and VA programs. On July 2, 2008, the Company received a supplementary subpoena in this matter, seeking additional documents and information.

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

17.  INCOME TAXES

The Company adopted FASB Interpretation 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109" ("FIN 48"), effective April 1, 2007. FIN 48 prescribes accounting for and disclosure of uncertainty in tax positions.

The consolidated balance sheets reflect liabilities for unrecognized tax benefits of $12,116 and $11,657 as of June 30, 2008 and March 31, 2008, respectively. Accrued interest and penalties included in the Consolidated Balance Sheets were $2,422 and $2,152 as of June 30, 2008 and March 31, 2008, respectively.

The Company recognizes interest and penalties associated with uncertain tax positions as a component of income tax expense in the consolidated statements of income.

It is anticipated the Company will recognize approximately $1,100 of unrecognized tax benefits within the next 12 months as a result of the expected expiration of the relevant statute of limitations.

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

The Company determined that certain options previously classified as Incentive Stock Options ("ISO's") grants were determined to have been granted with an exercise price below the fair market value of the Company's stock on the revised measurement dates. Under Internal Revenue Code Section 422, ISOs may not be granted with an exercise price less than the fair market value on the date of grant, and therefore these grants would not qualify for ISO tax treatment. The disqualification of ISO classification exposes the Company and the affected employees to payroll related withholding taxes once the underlying shares are released from the post exercise two-year forfeiture period and the substantial risk of forfeiture has lapsed, which creates a taxable event. The Company and the affected employees may also be subject to interest and penalties for failing to properly withhold taxes and report the taxable event on their respective tax returns. The Company is currently reviewing the potential disqualification of ISO grants and the related withholding tax implications with the IRS in an effort to reach agreement on the resulting tax liability. As of June 30, 2008 and March 31, 2008, the Consolidated Balance Sheets included accrued liabilities of $10,234 and $9,765, respectively, related to this matter.

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

All statements that address expectations or projections about the future, including without limitation, statements about our strategy or expectations for growth or growth trends, product development, product launches, regulatory filings or approvals, prescription trends, market position, market share increases, acquisitions, existence and duration of regulatory exclusivities, expected duration of ARS illiquidity, revenues, expenditures, contributions, profitability and other financial results and expectations and beliefs pertaining to the announced audit committee's inquiry or any allegations of misconduct that are the subject of such inquiry, are forward-looking statements.

All forward-looking statements are based on current expectations and are subject to risk and uncertainties. In connection with the "safe harbor" provisions, we provide the following cautionary statements identifying important economic, competitive, political and technology factors which, among others, could cause actual results or events to differ materially from those set forth or implied by the forward-looking statements and related assumptions.

Such factors include (but are not limited to) the following: (1) changes in the current and future business environment, including interest rates and capital and consumer spending; (2) the difficulty of predicting FDA approvals, including timing, and that any period of exclusivity may not be realized; (3) acceptance and demand for new pharmaceutical products; (4) the impact of competitive products and pricing, including as a result of so-called authorized-generic drugs; (5) new product development and launch, including the possibility that any product launch may be delayed or that product acceptance may be less than anticipated; (6) reliance on key strategic alliances; (7) the availability of raw materials and/or products manufactured for us under contract manufacturing arrangements with third parties; (8) the regulatory environment, including regulatory agency and judicial actions and changes in applicable law or regulations; (9) fluctuations in revenues; (10) the difficulty of predicting international regulatory approval, including timing; (11) the difficulty of predicting the pattern of inventory movements by our customers; (12) the impact of competitive response to our sales, marketing and strategic efforts, including the introduction or potential introduction of generic or competing products against products sold by the Company and its subsidiaries; (13) risks that we may not ultimately prevail in our litigation, including challenges to our intellectual property rights by actual or potential competitors or to our ability to market generic products due to brand company patents and challenges to other companies' introduction or potential introduction of generic or competing products by third parties against products sold by the Company or its subsidiaries and including without limitation the litigation and claims referred to in Note 16 of the Notes to the Consolidated Financial Statements; (14) actions by the Securities and Exchange Commission and the Internal Revenue Service with respect to our stock option grants and accounting practices; (15) the possibility that our current estimates of the financial effect of certain previously announced product recalls could prove to be incorrect; (16) whether any product recalls result in litigation, agency action or material damages; (17) the findings of the Audit Committee inquiry referred to in this Form 10-Q could have a material impact on the Company's financial results; and (18) the risks detailed from time to time in our filings with the Securities and Exchange Commission.

This discussion is by no means exhaustive, but is designed to highlight important factors that may impact the Company's outlook. We undertake no obligation to update any of the forward-looking statements after the date of this report.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Except for the historical information contained herein, the following discussion contains forward-looking statements that are subject to known and unknown risks, uncertainties, and other factors that may cause our actual results to differ materially from those expressed or implied by those forward-looking statements. These risks, uncertainties and other factors are discussed in Item 1A, "Risk Factors," in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2008 and above under the caption "Cautionary Statement Regarding Forward-Looking Information." In addition, the following discussion and analysis of financial condition and results of operations should be read in conjunction with the Consolidated Financial Statements, the related notes to Consolidated Financial Statements and "Management's Discussion and Analysis of Results of Operations and Financial Condition" included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2008, and the unaudited interim Consolidated Financial Statements and related notes to unaudited interim Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

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

RESULTS OF OPERATIONS

Net revenues for the quarter increased $34.5 million, or 30.2%, to $148.9 million as we experienced sales growth of 52.6% in our specialty generics/non-branded products segment. The increase in specialty generic/non-branded net revenues was contributed to from sales of the 25 mg, 50 mg, 100 mg and 200 mg strengths of metoprolol succinate extended-release tablets, which collectively generated net revenues of $35.5 million during the three months ended June 30, 2008. There were no sales of these products in the three months ended June 30, 2007 as they had not yet been introduced. The overall increase in net sales resulted in a $28.9 million increase in gross profit, which was offset in part by a $17.0 million increase in operating expenses. The increase in operating expenses was primarily due to increases in personnel costs, branded marketing and promotions expense, research and development expense, and amortization of intangibles. Operating expenses for the three months ended June 30, 2008 and 2007 also included purchased in-process research and development expenses of $2.0 million and $10.0 million recorded in connection with the Gestiva(TM) and Evamist(TM) acquisitions, respectively (see Note 3 of the Notes to Consolidated FinancIal Statements). As a result, net income for the quarter increased $6.3 million, or 102.2%, to $12.5 million.

NET REVENUES BY SEGMENT
-----------------------

                                                           THREE MONTHS ENDED JUNE 30,
                                              ---------------------------------------------------
                                                                                    CHANGE
                                                                              -------------------
                                                  2008           2007              $          %
              ($ IN THOUSANDS):               ------------   -----------      ----------    -----
Branded products                              $     50,910   $    50,053      $      857      1.7%
   as % of net revenues                               34.2%         43.8%
Specialty generics/non-branded                      92,310        60,501          31,809     52.6%
   as % of net revenues                               62.0%         52.9%
Specialty materials                                  5,470         3,614           1,856     51.4%
   as % of net revenues                                3.7%          3.2%
Other                                                  161           190             (29)   (15.3)%
                                              ------------   -----------      ----------
   Total net revenues                         $    148,851   $   114,358      $   34,493     30.2%

The increase in branded product sales was due primarily to continued sales growth of our anti-infective brand, Clindesse(TM), coupled with increased sales from our hematinic and cardiovascular product lines. This increase was offset in part by lower net sales of Gynazole-1(R). Net sales of Clindesse(TM) increased 9.5% to $5.0 million for the quarter due to improved market share over the comparative prior quarter coupled with the impact of price increases. The $1.3 million, or 16.5%, increase in net sales of our hematinic products for the quarter resulted primarily from sales volume growth of Repliva 21/7(TM) coupled with price increases in our other hematinic products. Our cardiovascular product line generated increased net sales of $0.7 million during the quarter due to an increase both in sales volume and pricing. Net sales of Gynazole-1(R) declined $1.6 million, or 17.3%, due primarily to a decline in the overall demand for inter-vaginal products. Sales from our PreCare(R) product line were consistent with the prior year comparative quarter as the impact of price increases was offset by a $3.0 million decline in sales volume as larger-than-normal customer purchases were made during the comparative prior quarter in anticipation of June 2007 price increases.

The increase in specialty generic/non-branded net revenues was contributed to from sales of the 25 mg, 50 mg, 100 mg and 200 mg strengths of metoprolol succinate extended-release tablets, the generic version of Toprol-XL(R) (marketed by AstraZeneca). In fiscal 2006, we received a favorable court ruling in a Paragraph IV patent infringement action filed against us by AstraZeneca based on our ANDA submissions to market the 100 mg and 200 mg strengths of metoprolol succinate extended-release tablets. Since we were the first company to file with the FDA for generic approval of these two dosage strengths, we were accorded the opportunity for a 180-day exclusivity period to market them. We began shipping these two products in July 2007. We began shipping the 25 mg and 50 mg strengths of metoprolol succinate extended-release tablets upon approval in March 2008 and May 2008, respectively. These four products generated net revenues of $35.5 million during the three months ended June 30, 2008. The increase in specialty generic/non-branded net revenues was offset in part by a reduction of $8.8 million in sales from our cough/cold product line resulting from an FDA hold on certain unapproved generic/non-branded products (see "Government Regulation" below). In addition, we had unshipped open orders of generic products approximating $10.0 million of net revenues at the close of the first quarter of 2009. The unshipped orders resulted from higher than expected demand from our customers for certain of our generic products. Revenues were also affected by a $5.9 million charge related to the execution of a price increase on our generic potassium chloride capsules.

GROSS PROFIT BY SEGMENT
-----------------------

                                                           THREE MONTHS ENDED JUNE 30,
                                              ---------------------------------------------------
                                                                                    CHANGE
                                                                              -------------------
                                                  2008           2007              $          %
              ($ IN THOUSANDS):               ------------   -----------      ----------    -----
Branded products                              $     45,390   $    43,937      $    1,453      3.3%
   as % of net revenues                               89.2%         87.8%
Specialty generics/non-branded                      55,817        33,896          21,921     64.7%
   as % of net revenues                               60.5%         56.0%
Specialty materials                                  2,681         1,279           1,402    109.6%
   as % of net revenues                               49.0%         35.4%
Other                                                 (240)       (4,324)          4,084       NM
                                              ------------   -----------      ----------
   Total gross profit                         $    103,648   $    74,788      $   28,860     38.6%
         as % of total net revenues                   69.6%         65.4%

The increase in gross profit was primarily due to the significant sales growth experienced by our specialty generics segment. The increase in specialty generic/non-branded net revenues was impacted by sales of the 25 mg, 50 mg, 100 mg and 200 mg strengths of metoprolol succinate extended-release tablets, which collectively generated net revenues of $35.5 million during the three months ended June 30, 2008. The gross profit percentages at our specialty generic/non-branded segment and on a consolidated basis increased over the prior year comparative quarter primarily because the four strengths of metoprolol succinate extended-release tablets generated relatively higher margins than our other generic/non-branded products. Impacting the "Other" category are contract manufacturing revenues, pricing and production variances, and changes to inventory reserves associated with production. Any inventory reserve changes associated with finished goods are reflected in the applicable segment. The fluctuation in the Other category was primarily due to decreases in our inventory reserves, coupled with the impact of favorable production variances.

RESEARCH AND DEVELOPMENT
------------------------

                                                           THREE MONTHS ENDED JUNE 30,
                                              ---------------------------------------------------
                                                                                    CHANGE
                                                                              -------------------
                                                  2008           2007              $          %
              ($ IN THOUSANDS):               ------------   -----------      ----------    -----
Research and development                       $    13,968  $     9,796         $  4,172     42.6%
         as % of net revenues                          9.4%         8.6%

The increase in research and development expense was primarily due to continued active development of a growing product development pipeline of various branded and generic/non-brand products coupled with increased personnel expenses related to the growth of our research and development staff. The Company expects research and development expenditures for fiscal 2009 to increase between 40% and 45% over research and development expenditures for fiscal 2008 as a result of increased clinical trials for new products moving through the development process.

PURCHASED IN-PROCESS RESEARCH AND DEVELOPMENT
---------------------------------------------

                                                           THREE MONTHS ENDED JUNE 30,
                                              ---------------------------------------------------
                                                                                    CHANGE
                                                                              -------------------
                                                  2008           2007              $          %
              ($ IN THOUSANDS):               ------------   -----------      ----------    -----
Purchased in-process research and development $      2,000   $    10,000       $  (8,000)  (80.0)%
         as % of net revenues                          1.3%          8.7%

In January 2008, we entered into a definitive asset purchase agreement to acquire the U.S. and worldwide rights to Gestiva(TM) (17-alpha hydroxyprogesterone caproate) (see Note 3 of the Notes to Consolidated Financial Statements). The NDA for Gestiva(TM) is currently before the FDA, pending approval for use in the prevention of preterm birth in certain categories of pregnant women. Under the terms of the asset purchase agreement, we agreed to pay $82.0 million for Gestiva(TM). In accordance with the agreement, we made a $2.0 million cash payment in May 2008 upon achievement of a milestone and a $7.5 million cash payment in January 2008 at closing. Since the product had not yet obtained FDA approval when these payments were made, we recorded in-process research and development charges of $2.0 million and $7.5 million during the three months ended June 30, 2008 and March 31, 2008, respectively. The remaining purchase price of $72.5 million is payable upon FDA approval of a Gestiva(TM) NDA, transfer of all rights in the NDA to us and receipt by us of defined launch quantities of finished Gestiva(TM) suitable for commercial sale.

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

SELLING AND ADMINISTRATIVE
--------------------------

                                                           THREE MONTHS ENDED JUNE 30,
                                              ---------------------------------------------------
                                                                                    CHANGE
                                                                              -------------------
                                                  2008           2007              $          %
              ($ IN THOUSANDS):               ------------   -----------      ----------    -----
Selling and administrative                     $    63,756   $    45,175      $   18,581     41.1%
         as % of net revenues                         42.8%         39.5%


The increase in selling and administrative expenses was primarily due to:

     * $4.6 million related to one-time launch related marketing expenses for the initial launch and supply of the 25 mg and 50 mg strength of metoprolol succinate extended-release tablets.

     * $1.5 million increase in expense associated with foreign currency transaction losses on investments denominated in the Indian Rupee.

     * $3.8 million of launch-related marketing and promotion expenses related to Evamist(TM);

     * $2.6 million increase in personnel costs due to increases in management, sales and other personnel of which $1.4 million related to the expansion of our branded sales force initiated in the third quarter of fiscal 2008;

     * $1.8 million increase in branded marketing and promotions expense on our existing brands;

     * $1.5 million increase in costs associated with redistribution fees paid to certain major wholesalers and chains for single point shipping services;

     * $1.2 million increase in expenses for consulting and other professional services.

AMORTIZATION OF INTANGIBLE ASSETS
---------------------------------

                                                           THREE MONTHS ENDED JUNE 30,
                                              ---------------------------------------------------
                                                                                    CHANGE
                                                                              -------------------
                                                  2008           2007              $          %
              ($ IN THOUSANDS):               ------------   -----------      ----------    -----
Amortization of intangible assets             $      3,401  $     1,185       $    2,216    187.0%
         s % of net revenues                           2.3%         1.0%

The increase in the amortization of intangible assets was primarily due to the purchase of Evamist(TM) in May 2007 and the impact of intangible assets that we recorded thereon (see Note 3 of the Notes to Consolidated Financial Statements). Under terms of the purchase agreement, we made two cash payments:
$10.0 million was paid in May 2007 and expensed as in-process research and development and $141.5 million was paid in July 2007 when final approval of the product was received from the FDA. The final purchase price allocation completed during the quarter ended June 30, 2008, resulted in estimated identifiable intangible assets of $44.1 million for product rights; $12.8 million for trademark rights; $82.5 million for rights under a sublicense agreement; and $2.1 million for a covenant not to compete. Upon FDA approval in July 2007, we began amortizing the product rights, trademark rights and rights under the sublicense agreement over 15 years and the covenant not to compete over nine years.

OPERATING INCOME
----------------

                                                           THREE MONTHS ENDED JUNE 30,
                                              ---------------------------------------------------
                                                                                    CHANGE
                                                                              -------------------
                                                  2008           2007              $          %
              ($ IN THOUSANDS):               ------------   -----------      ----------    -----
Operating income                               $     20,523  $     8,632      $   11,891    137.8%


The improvement in operating income was contributed to by sales of the 25 mg, 50 mg, 100 mg and 200 mg strengths of metoprolol succinate extended-release tablets, which collectively generated net revenues of $35.5 million during the three months ended June 30, 2008. The overall increase in net sales resulted in a $28.9 million increase in gross profit, which was offset in part by a $17.0 million increase in operating expenses. Operating expenses for the three months ended June 30, 2008 and 2007 also included purchased in-process research and development expenses of $2.0 million and $10.0 million recorded in connection with the Gestiva(TM) and Evamist(TM) acquisitions, respectively (see Note 3 of the Notes to the Consolidated Financial Statements).

INTEREST EXPENSE
----------------

                                                           THREE MONTHS ENDED JUNE 30,
                                              ---------------------------------------------------
                                                                                    CHANGE
                                                                              -------------------
                                                  2008           2007              $          %
              ($ IN THOUSANDS):               ------------   -----------      ----------    -----
Interest expense                              $      2,481   $     2,130      $      351     16.5%

The increase in interest expense resulted primarily from interest incurred on the $30.0 million of borrowings made under our credit facility in August 2007 coupled with the impact of a higher interest rate paid on the $200,000 principal amount of Contingent Convertible Subordinated Notes (the "Notes"). In November 2007, the average trading price of the Notes reached the threshold for the applicable five-day trading period that resulted in the payment of contingent interest and for the period from November 16, 2007 to May 15, 2008, and as a result, the Notes bore interest at a rate of 3.00% per annum. In May 2008, the average trading price of the Notes fell below the contingent interest threshold for the five-day trading period and beginning May 16, 2008 the Notes began to bear interest at a rate of 2.50% per annum.

INTEREST AND OTHER INCOME
-------------------------

                                                           THREE MONTHS ENDED JUNE 30,
                                              ---------------------------------------------------
                                                                                    CHANGE
                                                                              -------------------
                                                  2008           2007              $          %
              ($ IN THOUSANDS):               ------------   -----------      ----------    -----
Interest and other income                     $      1,713   $     3,415      $   (1,702)   (49.8)%

The decrease in interest and other income was primarily due to a decrease in the weighted average interest rate earned on short-term investments coupled with a decline in the average balance of interest-earning assets. The decrease in the weighted average interest rate resulted principally from a significant decline in short-term interest rates that began in the second quarter of fiscal 2008.

PROVISION FOR INCOME TAXES
--------------------------

                                                           THREE MONTHS ENDED JUNE 30,
                                              ---------------------------------------------------
                                                                                    CHANGE
                                                                              -------------------
                                                  2008           2007              $          %
              ($ IN THOUSANDS):               ------------   -----------      ----------    -----
Provision for income taxes                    $      7,220   $     3,717      $    3,503     94.2%
   Effective tax rate                                 36.5%         37.5%


The increase in the provision for income taxes was mainly due to higher pretax income resulting from higher sales in our specialty generics/non-branded segment. The effective tax rates for all periods were favorably impacted by the domestic manufacturer's deduction.

NET INCOME AND DILUTED EARNINGS PER SHARE
-----------------------------------------

                                                           THREE MONTHS ENDED JUNE 30,
                                              ---------------------------------------------------
                                                                                    CHANGE
                                                                              -------------------
                                                  2008           2007              $          %
              ($ IN THOUSANDS):               ------------   -----------      ----------    -----
Net income                                        $ 12,535       $ 6,200      $    6,335    102.2%
    Diluted earnings per Class A share                0.23          0.12            0.11     91.7%
    Diluted earnings per Class B share                0.20          0.10            0.10    100.0%

The improvement in net income was impacted by increases in the specialty generics/non-branded business including sales of the 25 mg, 50 mg, 100 mg and 200 mg strengths of metoprolol succinate extended-release tablets. The increase in net sales resulted in a $28.9 million increase in gross profit, which was offset in part by a $17.0 million increase in operating expenses. Operating expenses for the three months ended June 30, 2008 and 2007 also included purchased in-process research and development expenses of $2.0 million and $10.0 million recorded in connection with the Gestiva(TM) and Evamist(TM) acquisitions, respectively (see Note 3 of the Notes to the Consolidated Financial Statements).

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents and working capital were $94.2 million and $312.4 million, respectively, at June 30, 2008, compared to $86.3 million and $88.8 million, respectively, at March 31, 2008. The increase in working capital resulted primarily from the $200.0 million principal amount of Notes that were classified as a current liability as of March 31, 2008 due to the holders having the right to require us to repurchase all or a portion of their Notes on May 16, 2008. Since no holders required us to repurchase all or a portion of their Notes on that date and because the next occasion holders may require us to repurchase all or a portion of their Notes is May 16, 2013, the Notes were classified as a long-term liability as of June 30, 2008.

The primary source of operating cash flow used in the funding of our businesses continues to be internally generated funds from product sales. For the three months ended June 30, 2008, our net cash flow from operations of $15.7 million resulted primarily from net income adjusted for non-cash items. Cash flow from operations was negatively affected by an increase in accounts receivable as a result of customer buy-ins prior to price increases at the end of the quarter.

Net cash flow used in investing activities included capital expenditures of $5.3 million for the three months ended June 30, 2008 compared to $2.1 million for the corresponding prior year period. Other investing activities during the quarter consisted of $0.4 million in purchases of short-term marketable securities that were classified as available for sale and the $2.0 million milestone payment we made in conjunction with the Gestiva(TM) acquisition (see
Note 3 of the Notes to Consolidated Financial Statements).

At June 30, 2008, our investment securities included $83.9 million in principal amount of auction rate securities ("ARS"). Our investments in ARS represent interests in securities that have student loans guaranteed by the U.S. Government as collateral. Accordingly, ARS that are backed by student loans are viewed as having low default risk and very low risk of downgrade. The interest rates on these securities are reset through an auction process that resets the applicable interest rate at pre-determined intervals, up to 35 days. The auctions have historically provided a liquid market for these securities. The ARS held by us all had AAA credit ratings at the time of purchase and at the end of our fiscal 2009 first quarter. With the liquidity issues experienced in global credit and capital markets, the ARS held by us at June 30, 2008 experienced failed auctions beginning in February 2008. Given the failed auctions, our ARS will continue to be illiquid until there is a successful auction for them. We cannot predict how long the current imbalance in the auction rate market will continue. The estimated fair value of our ARS holdings at June 30, 2008 was $79.9 million, which reflected a $4.0 million difference from the principal amount of $83.9 million. The estimated fair value of the ARS was based on a discounted cash flow model that considered, among other factors, the time to work out the market disruption in the traditional trading mechanism, the stream of cash flows (coupons) earned until maturity, the prevailing risk free yield curve, credit spreads applicable to a portfolio of student loans with various tenures and ratings and an illiquidity premium. These factors were used in a Monte Carlo simulation based methodology to derive the estimated fair value of the ARS. Although the ARS continue to pay interest according to their stated terms, we have recorded as of June 30, 2008 unrealized losses of $2.5 million, net of tax, as a reduction to shareholders' equity in accumulated other comprehensive loss, reflecting adjustments to the ARS holdings that we have concluded have a temporary decline in value.

ARS have historically been classified as short-term marketable securities in our consolidated balance sheet. Given the failed auctions, we reclassified the ARS held at March 31, 2008 from current assets to non-current assets (see Note 7 of the Notes to Consolidated Financial Statements) and as of June 30, 2008 we continue to reflect the ARS as non-current assets. We believe that as of June 30, 2008, based on our current cash, cash equivalents and marketable securities balances of $135.1 million and our current borrowing capacity under our credit facility of $290.0 million, the current lack of liquidity in the auction rate market will not have a material impact on our ability to fund our operations or interfere with our external growth plans, although we cannot give assurance that this will continue to be the case.

Our debt balance, including current maturities, was $269.0 million at June 30, 2008 compared to $269.5 million at March 31, 2008. In March 2006, we entered into a $43.0 million mortgage loan with one of our primary lenders, in part, to refinance $9.9 million of existing mortgages. The $32.8 million of net proceeds we received from the new mortgage loan was used for working capital and general corporate purposes. The mortgage loan bears interest at a rate of 5.91% and matures on April 1, 2021.

In May 2003, we issued $200.0 million principal amount of Notes that are convertible, under certain circumstances, into shares of our Class A Common Stock at an initial conversion price of $23.01 per share. The Notes bear interest at a rate of 2.50% and mature on May 16, 2033. We are also obligated to pay contingent interest at a rate equal to 0.5% per annum during any six-month period commencing May 16, 2006, if the average trading price of the Notes per $1,000 principal amount for the five-trading day period ending on the third trading day immediately preceding the first day of the applicable six-month period equals $1,200 or more. In November 2007, the average trading price of the Notes reached the threshold for the applicable five-day trading period which resulted in the payment of contingent interest and beginning November 16, 2007 the Notes began to bear interest at a rate of 3.00% per annum. We may redeem some or all of the Notes at any time on or after May 21, 2006, at a redemption price, payable in cash, of 100% of the principal amount of the Notes, plus accrued and unpaid interest (including contingent interest, if any) to the date of redemption. Holders may require us to repurchase all or a portion of their Notes on May 16, 2013, 2018, 2023 and 2028, or upon a change in control, as defined in the indenture governing the Notes, at 100% of the principal amount of the Notes, plus accrued and unpaid interest (including contingent interest, if any) to the date of repurchase, payable in cash. Holders had the right to require the Company to repurchase all or a portion of their Notes on May 16, 2008 and, accordingly, we classified the Notes as a current liability as of March 31, 2008. Since no holders required us to repurchase all or a portion of their Notes on May 16, 2008 and because the next date holders may require us to repurchase all or a portion of their Notes is May 16, 2013, the Notes were classified as a long-term liability as of June 30, 2008. The Notes are subordinate to all of our existing and future senior obligations.

We have a credit agreement with ten banks that provides for a revolving line of credit for borrowing up to $320.0 million. The credit agreement also includes a provision for increasing the revolving commitment, at the lenders' sole discretion, by up to an additional $50.0 million. This credit facility is unsecured unless we, under certain specified circumstances, utilize the facility to redeem part or all of our outstanding Notes. Interest is charged under the facility at the lower of the prime rate or one-month LIBOR plus 62.5 to 150 basis points depending on the ratio of senior debt to EBITDA. The credit agreement contains financial covenants that impose limits on dividend payments, require minimum equity, a maximum senior leverage ratio and minimum fixed charge coverage ratio. The credit facility has a five-year term expiring in June 2011. As of June 30, 2008, we were in compliance with all of our financial covenants. At June 30, 2008, we had $30.0 million of cash borrowings outstanding under the facility.

In December 2005, we entered into a financing arrangement with St. Louis County, Missouri related to expansion of our operations in St. Louis County (see Note 13 of the Notes to Consolidated Financial Statements). Up to $135.5 million of industrial revenue bonds may be issued to us by St. Louis County relative to capital improvements made through December 31, 2009. This agreement provides that 50% of the real and personal property taxes on up to $135.5 million of capital improvements will be abated for a period of 10 years subsequent to the property being placed in service. Industrial revenue bonds totaling $120.4 million were outstanding at June 30, 2008. The industrial revenue bonds are issued by St. Louis County to us upon our payment of qualifying costs of capital improvements, which are then leased by us for a period ending December 1, 2019, unless earlier terminated. We have the option at any time to discontinue the arrangement and regain full title to the abated property. The industrial revenue bonds bear interest at 4.25% per annum and are payable as to principal and interest concurrently with payments due under the terms of the lease. We have classified the leased assets as property and equipment and have established a capital lease obligation equal to the outstanding principal balance of the industrial revenue bonds. Lease payments may be made by tendering an equivalent portion of the industrial revenue bonds. As the capital lease payments to St. Louis County may be satisfied by tendering industrial revenue bonds (which is our intention), the capital lease obligation, industrial revenue bonds and related interest expense and interest income, respectively, have been offset for presentation purposes in the Consolidated Financial Statements.

We believe our cash and cash equivalents balance, cash flows from operations and funds available under our credit facilities, will be adequate to fund operating activities for the presently foreseeable future, including the payment of short-term and long-term debt obligations, capital improvements, research and development expenditures, product development activities and expansion of marketing capabilities for the branded pharmaceutical business. In addition, we continue to examine opportunities to expand our business through the acquisition of or investment in companies, technologies, product rights, research and development and other investments that are compatible with our existing businesses. We intend to use our available cash to help in funding any acquisitions or investments. As such, cash has been invested in short-term, highly liquid instruments (see Note 7 of the Notes to Consolidated Financial Statements for a discussion of our investments in auction-rate securities). We also may use funds available under our credit facilities, or financing sources that subsequently become available, including the future issuances of additional debt or equity securities, to fund these acquisitions or investments. If we were to fund one or more such acquisitions or investments, our capital resources, financial condition and results of operations could be materially impacted in future periods.

LICENSING

On August 11, 2008, the Company entered into a licensing agreement with Acrux DDS PTY Ltd. (Acrux) for use of Acrux's metered dose transdermal spray technology (MDTS), which is incorporated in Evamist(TM), for future development products. Under the agreement, the Company will make milestone payments and pay royalties to Acrux when the products are marketed.

GOVERNMENT REGULATION

In March 2008, representatives of the Missouri Department of Health and Senior Services, accompanied by representatives of the U.S. Food and Drug Administration ("FDA"), notified us of a hold on our inventory of certain unapproved drug products, restricting our ability to remove or dispose of those inventories without permission.

The hold relates to a misinterpretation about the intended scope of recent FDA notices setting limits on the marketing of unapproved guaifenesin products. In response to notices issued by the FDA in 2002 and 2003 with respect to single-entity timed-release guaifenesin products, and a further notice issued in 2007 with respect to combination timed-released guaifenesin products, we timely discontinued a number of our guaifenesin products and believed that, by doing so, had complied with those notices. The recent action to place a hold on certain of our products indicates that additional guaifenesin products should also have been discontinued. In addition, the FDA expanded the hold to include other products that did not contain guaifenesin but were being marketed by us without FDA approval under certain "grandfather clauses" and statutory and regulatory exceptions to the pre-market approval requirement for "new drugs" under the Federal Food, Drug and Cosmetics Act. FDA policies permit the agency to initiate broad action against the marketing of additional categories of our unapproved products, if the FDA deems approval necessary, even if the agency has not instituted similar actions against the marketing of such products by other parties. Pursuant to discussions with the Missouri Department of Health and Senior Services and with the FDA, the affected Morphine and Oxycodone products were released from the hold. We discontinued manufacturing and marketing substantially all unapproved products subject to the hold.

During most of fiscal 2008, we marketed approximately 30 products in our generic/non-branded respiratory line, which consisted primarily of cough/cold products. The cough/cold line accounted for $38.5 million, or 10.5%, of our specialty generic net revenues in fiscal 2008. As a result of the FDA hold discussed above, we are currently marketing one generic cough/cold product with four strengths that has been approved by the FDA. This product generated net revenues of $0.5 million during the quarter, whereas sales from our cough/cold product line were $9.3 million for the comparative prior year quarter.

On June 6, 2008, ETHEX initiated a voluntary recall of a single lot of morphine sulfate 60 mg extended-release tablets due to a report that a tablet with as much as double the appropriate thickness was identified and therefore the possibility that other oversized tablets could have been commercially released in the affected lot. On June 13, 2008, the recall was expanded to include additional specific lots of morphine sulfate 60 mg extended-release tablets and specific lots of morphine sulfate 30 mg extended-release tablets. On July 8, 2008, a voluntary recall was initiated on specific lots of morphine sulfate 60 mg, 30 mg and 15 mg extended-release tablets in Canada. We accrued a liability of $0.9 million in the fourth quarter of fiscal 2008 for the anticipated cost of the recall. No oversized tablets have been identified in any additional distributed lot of these products and based on our investigation, there are likely to be few, if any, oversized tablets in the recalled lots. In addition, under ordinary pharmacy dispensing procedures, any significantly oversized tablets would likely be identified at the time of dispensing. However, the decision to recall the additional lots has been taken as a responsible precaution because of the possibility that there may be oversized tablets in the recalled lots.

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

REVENUE RECOGNITION AND PROVISIONS FOR ESTIMATED REDUCTIONS TO GROSS REVENUES
-----------------------------------------------------------------------------
Revenue is generally realized or realizable and earned when persuasive evidence of an arrangement exists, the seller's price to the buyer is fixed or determinable, the customer's payment ability has been reasonably assured and title and risk of ownership have been transferred to the customer.

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

From time to time, we provide incentives to our wholesale customers, such as trade show allowances or stocking allowances that they in turn use to accelerate distribution to their end customers. We believe that such incentives are normal and customary in the industry. Sales allowances are accrued and revenue is recognized as sales are made pursuant to the terms of the allowances offered to the customer. Due to the nature of these allowances, we believe we are able to accurately calculate the required provisions for the allowances based on the specific terms in each agreement. Additionally, customers will normally purchase additional product ahead of regular demand to take advantage of the temporarily lower cost resulting from the sales allowances. This practice has been customary in the industry and we believe would be part of a customer's ordinary course of business inventory level. We reserve the right, with our major wholesale customers, to limit the amount of these forward buys. Sales made as a result of allowances offered on our specialty generics product line in conjunction with trade shows sponsored by our major wholesale customers and for other promotional programs accounted for 18.7% and 11.7% of total gross revenues for the three months ended June 30, 2008 and 2007, respectively.

In addition, we understand that certain of our wholesale customers have anticipated the timing of price increases and have made, and may continue to make, business decisions to buy additional product in anticipation of future price increases. This practice has been customary in the industry and we believe would be part of a customer's ordinary course of business inventory level.

We evaluate inventory levels at our wholesale customers, which accounted for approximately 55% of our unit sales during the three months ended June 30, 2008, through an internal analysis that considers, among other things, wholesaler purchases, wholesaler contract sales, available end consumer prescription information and inventory data received from our three largest wholesale customers. We believe that our evaluation of wholesaler inventory levels allows us to make reasonable estimates of our reserve balances. Further, our products are typically sold with adequate shelf life to permit sufficient time for our wholesaler customers to sell our products in their inventory through to the end consumer.

The following table reflects the activity during the three months ended June 30, 2008 for each accounts receivable reserve:

                                                           CURRENT PROVISION  CURRENT PROVISION    ACTUAL RETURNS
                                                           RELATED TO SALES    RELATED TO SALES      OR CREDITS
              (IN THOUSANDS)                  BEGINNING       MADE IN THE          MADE IN             IN THE          ENDING
                                               BALANCE      CURRENT PERIOD      PRIOR PERIODS      CURRENT PERIOD      BALANCE
                                              -----------  ------------------ ------------------- -----------------  ------------
THREE MONTHS ENDED JUNE 30, 2008
  Accounts Receivable Reserves:
    Chargebacks                                 $ 17,600            $ 49,789                 $ -         $ (47,594)     $ 19,795
    Sales Rebates                                 12,584              14,187                   -           (16,054)       10,717
    Sales Returns                                  4,295               2,917                   -            (4,703)        2,509
    Cash Discounts and Other Allowances            5,667              10,275                   -            (8,717)        7,225
    Medicaid Rebates                               6,500               3,116                   -            (2,655)        6,961
                                              -----------  ------------------ ------------------- -----------------  ------------
      TOTAL                                     $ 46,646            $ 80,284                 $ -         $ (79,723)     $ 47,207
                                              ===========  ================== =================== =================  ============

The increase in the reserve for chargebacks at June 30, 2008 was primarily due to chargeback reserves established on the 50 mg strength of metoprolol succinate extended-release tablets, which was launched upon approval by the FDA in May 2008. The decrease in the reserve for sales rebates at June 30, 2008 was primarily due to the impact of certain rebates accrued at the end of fiscal 2008 for customer agreements related to initial purchase orders of the 25 mg strength of metoprolol succinate extended-release tablets. We received FDA approval to market the 25 mg strength of metoprolol succinate extended-release tablets in March 2008 and began shipping this product at that time. The decrease in the reserve for sales returns resulted primarily because several returns during the three months ended June 30, 2008, that were properly reserved at March 31, 2008, are no longer included in the reserve as of June 30, 2008. The increase in the reserve for cash discounts and other allowances at June 30, 2008 was principally due to the increased level of sales made as a result of allowances offered on our specialty generic product line in conjunction with trade shows sponsored by our major wholesale customers.

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

Chargeback transactions are almost exclusively related to our specialty generics business segment. During the three months ended June 30, 2008 and 2007, the chargeback provision reduced the gross sales of our specialty generics segment by $49.5 million and $25.1 million, respectively. These amounts accounted for 99.3% of the total chargeback provisions recorded during both the three months ended June 30, 2008 and 2007.

The provision for chargebacks is the most significant and complex estimate used in the recognition of revenue. The primary factors we consider in developing and evaluating the reserve for chargebacks include:

     * The amount of inventory in the wholesale distribution channel. We receive actual inventory information from our three major wholesale customers and estimate the inventory position of the remaining wholesalers based on historical buying patterns. During the three months ended June 30, 2008, unit sales to our three major wholesale customers accounted for 82% of our total unit sales to all wholesalers, and the aggregate inventory position of the three major wholesalers at June 30, 2008 was approximately equivalent to our last eight weeks of shipments during the fiscal quarter. We currently use the last six weeks of our shipments as an estimate of the inventory held by the remaining wholesalers where we do not receive actual inventory data, as our experience and buying patterns indicate that our smaller wholesale customers carry less inventory than our large wholesale customers. As of June 30, 2008, each week of inventory for those remaining wholesalers represented approximately $0.2 million, or 0.8%, of the reported reserve for chargebacks.

     * The percentage of sales to our wholesale customers that will result in chargebacks. Using our automated chargeback system we track, at the product level, the percentage of sales units shipped to our wholesale customers that eventually result in chargebacks to us. The percentage for each product, which is based on actual historical experience, is applied to the respective inventory units in the wholesale distribution channel. As of June 30, 2008, the aggregate weighted average percentage of sales to wholesalers for our generic/non-branded business assumed to result in chargebacks was approximately 93%, with each 1% representing approximately $0.2 million, or 0.9%, of the reported reserve for chargebacks.

     * Contract pricing and the resulting chargeback per unit. The chargeback provision is based on the difference between our invoice price to the wholesaler, or "WAC," and the contract price negotiated with either our indirect customer or with the wholesaler for sales by the wholesaler to the indirect customers. We calculate the price difference, or chargeback per unit, for each product and for each major wholesale customer using historical weighted average pricing, based on actual chargeback experience. Use of weighted average pricing over time compensates for changes in the mix of indirect customers and products from period to period. As of June 30, 2008, a 5% shift in the calculated chargeback per unit in the same direction across all products and customers would result in a $0.8 million, or 3.9%, impact on the reported reserve for chargebacks.

Shelf-Stock Adjustments - These adjustments, which are included in the
-----------------------
chargeback reserves, represent credits issued to our wholesale customers that result from a decrease in our WAC. Decreases in our invoice prices are discretionary decisions we make to reflect market conditions. These credits are customary in the industry and are intended to reduce a wholesale customer's inventory cost to better reflect current market prices. Generally, we provide credits to customers at the time the price reduction occurs based on the inventory that is owned by them on the effective date of the price reduction. Since a reduction in WAC reduces the chargeback per unit, or the difference between WAC and the contract price, shelf-stock adjustments are typically included as part of the reserve for chargebacks because the price reduction credits act essentially as accelerated chargebacks. Although we have contractually agreed to provide price adjustment credits to our major wholesale customers at the time they occur, the impact of any such price reductions not included in the reserve for chargebacks is immaterial to the amount of revenue recognized in any given period. As a result of WAC decreases to certain specialty generic/non-branded products, we paid shelf-stock adjustments of $3.3 million to our wholesale customers during the three months ended June 30, 2008.

Sales Returns - Consistent with industry practice, we maintain a returns
-------------
policy that allows our direct and indirect customers to return product six months prior to expiration and within one year after expiration. This policy is applicable to both our branded and specialty generics business segments. Upon recognition of revenue from product sales to customers, we provide for an estimate of product to be returned. This estimate is determined by applying a historical relationship of customer returns to gross sales. We evaluate the reserve for sales returns by calculating historical return rates using data from the last 12 months on a product specific basis and by class of trade (wholesale versus retail chain). The calculated percentages are applied against estimates of inventory in the distribution channel on a product specific basis. To determine the inventory levels in the wholesale distribution channel, we utilize actual inventory information from our major wholesale customers and estimate the inventory positions of the remaining wholesalers based on historical buying patterns. For inventory held by our non-wholesale customers, we use the last two months of sales to the direct buying chains and the indirect buying retailers as an estimate. A 10% change in the product specific historical return rates used in the reserve analysis would have changed the reserve balance at June 30, 2008 by approximately $0.2 million, or 6.0%, of the reported reserve for sales returns. A 10% change in the amount of estimated inventory in the distribution channel would have changed the reserve balance at June 30, 2008 by approximately $0.2 million, or 8.2%, of the reported reserve for sales returns.

Medicaid Rebates - Established in 1990, the Medicaid Drug Rebate Program
----------------
requires a drug manufacturer to provide to each state a rebate every calendar quarter for covered outpatient drugs dispensed to Medicaid patients. Medicaid rebates apply to both our branded and specialty generic segments. Individual states invoice us for Medicaid rebates on a quarterly basis using statutorily determined rates for generic (11%) and branded (15%) products, which are applied to the Average Manufacturer's Price, or "AMP," for a particular product to arrive at a Unit Rebate Amount, or "URA." The amount owed is based on the number of units dispensed by the pharmacy to Medicaid patients extended by the

URA. The reserve for Medicaid rebates is based on expected payments, which are driven by patient usage and estimated inventory in the distribution channel. We estimate patient usage by calculating a payment rate as a percentage of net sales lagged six months, which is then applied to an estimate of customer inventory. We currently use the last two months of our shipments to wholesalers and direct buying chains as an estimate of inventory in the wholesale and chain channels and an additional month of wholesale sales as an estimate of inventory held by the indirect buying retailer. A 10% change in the amount of customer inventory subject to Medicaid rebates would have changed the reserve at June 30, 2008 by $0.5 million, or 7.5% of the reported reserve for Medicaid rebates. Similarly, a 10% change in estimated patient usage would have changed the reserve at June 30, 2008 by $0.5 million, or 7.5% of the reported reserve for Medicaid rebates.

INVENTORY VALUATION
-------------------
Inventories consist of finished goods held for distribution, raw materials and work in process. Our inventories are stated at the lower of cost or market, with cost determined on the first-in, first-out basis. In evaluating whether inventory should be stated at the lower of cost or market, we consider such factors as the amount of inventory on hand and in the distribution channel, estimated time required to sell existing inventory, remaining shelf life and current and expected market conditions, including levels of competition. We establish reserves, when necessary, for slow-moving and obsolete inventories based upon our historical experience and management's assessment of current product demand.

INTANGIBLE ASSETS
-----------------
Our intangible assets principally consist of product rights, license agreements and trademarks resulting from product acquisitions and legal fees and similar costs relating to the development of patents and trademarks. Intangible assets that are acquired are stated at cost, less accumulated amortization, and are amortized on a straight-line basis over their estimated useful lives, which range from nine to 20 years. We determine amortization periods for intangible assets that are acquired based on our assessment of various factors impacting estimated useful lives and cash flows of the acquired products. Such factors include the product's position in its life cycle, the existence or absence of like products in the market, various other competitive and regulatory issues, and contractual terms. Significant changes to any of these factors may result in a reduction in the intangible asset's useful life and an acceleration of related amortization expense.

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

STOCK-BASED COMPENSATION
------------------------
We account for stock-based compensation expense in accordance with SFAS 123R, which requires the measurement and recognition of compensation expense, based on estimated fair values, for all share-based compensation awards made to employees and directors over the vesting period of the awards. Determining the fair value of share-based awards at the grant date requires judgment to identify the appropriate valuation model and estimate the assumptions, including the expected term of the stock options and expected stock-price volatility, to be used in the calculation. Judgment is also required in estimating the percentage of share-based awards that are expected to be forfeited. We estimate the fair value of stock options granted using the Black-Scholes option-pricing model with assumptions based primarily on historical data. If actual results differ significantly from these estimates, stock-based compensation expense and our results of operations could be materially impacted.

INCOME TAXES
------------
Our deferred tax assets and liabilities are determined based on temporary differences between financial reporting and tax basis of assets and liabilities. Deferred tax assets and liabilities are measured using the currently enacted tax rates that apply to taxable income in effect for the years in which those tax assets are expected to be realized or settled. We record a valuation allowance to reduce deferred tax assets to the amount that is believed more likely than not to be realized. Management believes it is more likely than not that forecasted income, including income that may be generated as a result of certain tax planning strategies, together with the tax effects of the deferred tax liabilities, will be sufficient to fully recover the remaining deferred tax assets. If all or part of the net deferred tax assets are determined not to be realizable in the future, an adjustment to the valuation allowance would be charged to earnings in the period such determination is made. Similarly, if we subsequently realize deferred tax assets that were previously determined to be unrealizable, the respective valuation allowance would be reversed, resulting in a positive adjustment to earnings in the period such determination is made.

We compute our annual tax rate based on the statutory tax rates and tax planning opportunities available to us in the various jurisdictions in which we earn income. Significant judgment is required in determining our annual tax rate and in evaluating tax positions. We establish reserves in accordance with FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109" ("FIN 48"), which provides that the tax effects from an uncertain tax position be recognized in an entity's financial statements, only if the position is more likely than not of being sustained upon audit, based on the technical merits of the position. We adjust these reserves in light of changing facts and circumstances, such as the settlement of a tax audit. Our annual tax rate includes the impact of reserve provisions and changes to reserves.

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

CONTINGENCIES
-------------
We are involved in various legal proceedings, some of which involve claims for substantial amounts. An estimate is made to accrue for a loss contingency relating to any of these legal proceedings if it is probable that a liability was incurred as of the date of the financial statements and the amount of loss can be reasonably estimated. Because of the subjective nature inherent in assessing the outcome of litigation and because of the potential that an adverse outcome in legal proceedings could have a material impact on our financial condition or results of operations, such estimates are considered to be critical accounting estimates. After review, it was determined at June 30, 2008 that for each of the various legal proceedings in which we are involved, the conditions mentioned above were not met. We will continue to evaluate all legal matters as additional information becomes available.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk is limited to fluctuating interest rates associated with variable rate indebtedness and marketable securities that are subject to interest rate changes.

We currently have investments in taxable auction rate securities. The rates on these securities reset at pre-determined intervals up to 35 days. As of June 30, 2008, we had invested $83.9 million principal amount in auction rate securities consisting of high quality (AAA-rated) bonds secured by student loans which are guaranteed by the U. S. Government. The maturity of these securities is greater than 10 years. During the fourth quarter of fiscal 2008, certain developments in the capital and credit markets adversely affected the market for auction rate securities, which has resulted in a loss of liquidity for these investments. We have evaluated these securities to determine if other-than-temporary impairment of the carrying value of the securities has occurred due to the loss of liquidity. At June 30, 2008, the fair value of auction rate securities was $79.9 million and the resultant difference of $4.0 million was recorded in accumulated other comprehensive loss as the unrealized losses were considered to be temporary (see Note 7 of the Notes to Consolidated Financial Statements). We believe that as of June 30, 2008, based on our cash, cash equivalents and short-term marketable securities balances of $135.1 million, excluding auction rate securities, and our current borrowing capacity of $290.0 million under our credit facility, the current lack of liquidity in the auction rate market will not have a material impact on our ability to fund our operations or interfere with our external growth plans, although we cannot assure you that this will continue to be the case.

The annual favorable impact on our net income as a result of a 25, 50 or 100 basis point (where 100 basis points equals 1%) increase in short-term interest rates would be approximately $0.5 million, $1.1 million or $2.2 million, respectively, based on our average cash, cash equivalents and short-term marketable investment balances during the quarter ended June 30, 2008 compared to an increase of $0.5 million, $1.1 million or $2.2 million, respectively, during the fiscal year ended March 31, 2008.

Advances to us under our credit facility bear interest at a rate that varies consistent with increases or decreases in the publicly announced prime rate and/or the LIBOR rate with respect to LIBOR-related loans, if any. A material increase in such rates could significantly increase borrowing expenses. At June 30, 2008, we had $30.0 million of borrowings outstanding under our credit facility. The annual unfavorable impact on our pre-tax income as a result of a 25, 50 or 100 basis point (where 100 basis points equals 1%) increase in short-term interest rates would be approximately $0.1 million, $0.2 million or $0.3 million annually based on the $30.0 million of borrowings that were outstanding under our line of credit at June 30, 2008.

In May 2003, we issued $200.0 million principal amount of Convertible Subordinated Notes. The interest rate on the Notes is fixed at 2.50% and therefore not subject to interest rate changes. Beginning May 16, 2006, we became obligated to pay contingent interest at a rate equal to 0.5% per annum during any six-month period, if the average trading price of the Notes per $1,000 principal amount for the five-trading day period ending on the third trading day immediately preceding the first day of the applicable six-month period equals $1,200 or more. In November 2007, the average trading price of the Notes reached the threshold for the applicable five-day trading period which resulted in the payment of contingent interest and beginning November 16, 2007 the Notes began to bear interest at a rate of 3.00% per annum. Holders may require us to repurchase all or a portion of their Notes on May 16, 2013, 2018, 2023 and 2028, or upon a change in control, as defined in the indenture governing the Notes, at 100% of the principal amount of the Notes, plus accrued and unpaid interest (including contingent interest, if any) to the date of repurchase, payable in cash. Holders had the right to require the Company to repurchase all or a portion of their Notes on May 16, 2008 and, accordingly, we classified the Notes as a current liability as of March 31, 2008. Since no holders required us to repurchase all or a portion of their Notes on that date and because the next occasion holders may require us to repurchase all or a portion of their Notes is May 16, 2013, the Notes were classified as a long-term liability as of June 30, 2008.

In March 2006, we entered into a $43.0 million mortgage loan secured by three of our buildings that matures in April 2021. The interest rate on this loan is fixed at 5.91% per annum and not subject to market interest rate changes.

ITEM 4.    CONTROLS AND PROCEDURES

(A) EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, as of the end of the period of this report, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) and determined that, as a result of a material weakness in internal control over financial reporting described below, as of June 30, 2008 our disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Exchange Act Rule 12b-2 defines a material weakness as a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis.

During the completion of its financial statements for fiscal 2008 and the first quarter of fiscal 2009, the Company determined that a material weakness in its internal control over financial reporting existed as of June 30, 2008 related to revenue recognition. Specifically, the design of the Company's policies and procedures did not adequately address the financial reporting risk associated with customer rebate agreements and were inadequate in ensuring that the necessary information for new or modified rebate agreements was communicated to those responsible for evaluating the accounting implications of the agreements. This resulted in a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis.

(B) CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
SEC regulations require that Company management evaluate any change in our internal controls over financial reporting that occurred during each of our fiscal quarters that has materially affected, or is reasonably likely to materially affect the Company's internal control over financial reporting.

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect the Company's internal control over financial reporting.

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

(D) REMEDIATION ACTIVITIES
During the quarter ended June 30, 2008, the Company began taking steps to remediate the material weakness related to rebate agreements by designing policies and procedures that require all new and existing customer agreements to be reviewed by accounting personnel with relevant GAAP knowledge to determine the appropriate accounting treatment.

PART II. - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The information set forth under Note 16 - CONTINGENCIES - LITIGATION of the Notes to the Consolidated Financial Statements included in Part I, Item I of this report is incorporated in this Part II, Item 1 by reference.

ITEM 1A. RISK FACTORS

There are no material changes from the risk factors set forth in Item 1A, "Risk Factors," of the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2008. Please refer to that section for disclosures regarding the risks and uncertainties related to the Company's business.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

          PURCHASE OF EQUITY SECURITIES BY THE COMPANY

          The following table provides information about purchases the Company made of its common stock during the quarter ended June 30, 2008:

                                                                           TOTAL NUMBER OF SHARES  MAXIMUM NUMBER OF SHARES
                                   TOTAL NUMBER OF                         PURCHASED AS PART OF A       THAT MAY YET BE
                                  SHARES PURCHASED    AVERAGE PRICE PAID     PUBLICLY ANNOUNCED       PURCHASED UNDER THE
       PERIOD                            (A)              PER SHARE               PROGRAM                   PROGRAM
  April 1-30, 2008                      2,047              $ 24.33                  --                        --

  May 1-31, 2008                        1,031              $ 24.43                  --                        --

  June 1-30, 2008                         599              $ 22.17                  --                        --
                                       ------
              Total                     3,677              $ 24.01                  --                        --
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

                                  K-V PHARMACEUTICAL COMPANY

Date: August 11, 2008        By   /s/  Marc S. Hermelin
                                  ------------------------------------------
                                  Marc S. Hermelin
                                  Chairman of the Board and
                                  Chief Executive Officer
                                  (Principal Executive Officer)

Date: August 11, 2008        By   /s/  Ronald J. Kanterman
                                  ------------------------------------------
                                  Ronald J. Kanterman
                                  Vice President and Chief Financial Officer
                                  (Principal Financial Officer)

Date: August 11, 2008        By   /s/ Richard H. Chibnall
                                  ------------------------------------------
                                  Richard H. Chibnall
                                  Vice President, Finance
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