Form 10-Q/A
period 2007-09-30
KV PHARMACEUTICAL CO /DE/
filed 2008-09-24
CIK 57055

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
Amendment No. 2

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

EXPLANATORY NOTE

KV Pharmaceutical Company is filing this Form 10-Q/A Amendment No. 2 (“Amendment No. 2”) in order to amend its Form 10-Q for the quarter ended September 30, 2007, filed June 25, 2008 (the “Original Filing”), as amended by the Form 10-Q/A Amendment No. 1 filed July 28, 2008 (“Amendment No. 1”), to refile Exhibit 10.1 to the Original Filing.  An incorrect version of the exhibit was inadvertently filed with the Original Filing.  The correct exhibit was filed with Amendment No. 1, but was not posted to the EDGAR system maintained by the Securities and Exchange Commission due to a transmission error.

No other change to the Original Filing or Amendment No. 1 is included in this Amendment No. 2.

As part of this Amendment No. 2, Exhibits 31.1, 31.2, 32.1 and 32.2 containing the certifications of the registrant’s Chief Executive Officer and Chief Financial Officer that were filed as exhibits to the Original Filing and Amendment No. 1 have been re-executed and re-filed as of the date of this Amendment No. 2.

Item 6. EXHIBITS

Exhibits.  See Exhibit Index.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

K-V PHARMACEUTICAL COMPANY

Date:  September 24, 2008                                                           By           /s/  Ronald J. Kanterman
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