Form 10-Q/A
period 2008-06-30
KV PHARMACEUTICAL CO /DE/
filed 2010-03-25
CIK 57055

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 1-9601

K-V PHARMACEUTICAL COMPANY

(Exact Name of Registrant as Specified in Its Charter)

Delaware	43-0618919
(State or other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

One Corporate Woods Drive, Bridgeton, MO 63044

(Address of Principal Executive Offices) ( ZIP code)

Registrant’s Telephone Number, Including Area Code: (314) 645-6600

(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company (See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act). (Check one):

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller Reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of February 28, 2010, the registrant had outstanding 37,736,871 and 12,111,835 shares of Class A and Class B Common Stock, respectively, exclusive of treasury shares.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A amends our Quarterly Report on Form 10-Q for the quarter ended June 30, 2008 that was filed on August 11, 2008 (the “Original Form 10-Q”).

The filing of this Amendment No. 1 on Form 10-Q/A was delayed due to the time required to (1) complete the internal investigation conducted by the Audit Committee (the “Audit Committee”) of our Board of Directors (the “Board”) with respect to a range of specific allegations involving, among other items, U.S. Food and Drug Administration (the “FDA”) regulatory and other compliance matters and management misconduct, (2) resolve certain matters with a potential financial reporting impact resulting from such investigation and (3) evaluate the financial statement implications of the provisions of the consent decree we entered into with the FDA on March 2, 2009 and of the previously disclosed actions to recall all of the drug products we manufactured, suspend manufacturing and shipment of our products, substantially reduce our workforce and realign our cost and organizational structure.

We have previously disclosed that our independent registered public accounting firm, KPMG LLP, was unable to complete their review of the unaudited consolidated financial statements accompanying the Original Form 10-Q as required under the Statement of Auditing Standards 100 (“SAS 100”) and Rule 10-01(d) of Regulation S-X prior to reviewing the results of the completed internal investigation of the Audit Committee described above.

Restatement Adjustments and Correction of Immaterial Errors

As more fully described in Note 3—“Restatement of Consolidated Financial Statements and Correction of Immaterial Errors in Prior Period Consolidated Financial Statements” of the Notes to the Consolidated Financial Statements contained herein, this Amendment No. 1 on Form 10-Q/A contains the restatement of our consolidated balance sheet as of June 30, 2008 and the related consolidated statement of income and cash flows for the three months ended June 30, 2008. During the year-end closing process for fiscal year ended March 31, 2009 and in the course of preparing our consolidated financial statements for our Annual Report on Form 10-K for the fiscal year ended March 31, 2009 (the “2009 Form 10-K”), management identified errors in the application of certain accounting practices and procedures pertaining to fiscal year ended March 31, 2009 and prior years that were corrected prior to filing the 2009 Form 10-K.

In addition, as more fully described in Note 3—“Restatement of Consolidated Financial Statements and Correction of Immaterial Errors in Prior Period Consolidated Financial Statements” of the Notes to the Consolidated Financial Statements contained herein, this Amendment No. 1 on Form 10-Q/A contains corrections of certain immaterial errors we identified in certain of our previously filed prior period consolidated financial statements. In order to assess materiality with respect to these errors, we applied the concepts set forth in Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin No. 108 and determined that the impact of these errors on prior period consolidated financial statements was immaterial.

Therefore, the following items of the Original Form 10-Q have been amended as a result of the restatement adjustments and correction of immaterial errors described above:

Part I – Item 1. “Financial Statements;”

Part I – Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations;”

Part I – Item 4. “Controls and Procedures;” and

Part II – Item 1A. “Risk Factors.”

Please note that this Amendment No. 1 on Form 10-Q/A does not reflect the events occurring after the filing of the Original Form 10-Q and does not revise or update disclosure affected by subsequent events other than the discussion of our liquidity considerations after June 30, 2008 and conditions that raise substantial doubt about our ability to continue as a going concern set forth in Note 2—“Going Concern and Liquidity Considerations” of the Notes to the Consolidated Financial Statements contained herein. In addition, forward looking statements made in the Original Form 10-Q have not been revised to reflect the passage of time, events, results or developments that occurred or facts that became known to us after the date of the Original Form 10-Q, and such forward looking statements should be read in their historical context.

Prior to the filing of this Amendment No. 1 on Form 10-Q/A, we filed our 2009 Form 10-K. This Amendment No. 1 on Form 10-Q/A includes references to specified disclosures contained in our 2009 Form 10-K. Therefore, you should read this Amendment No. 1 on Form 10-Q/A in conjunction with our 2009 Form 10-K, a copy of which can be accessed at the website of the SEC at www.sec.gov. Information provided herein for periods after March 31, 2009 is preliminary. As such, this information is not final or complete, and remains subject to change, possibly materially.

Pursuant to Rule 12b-15 under the Securities and Exchange Act of 1934, this Amendment No. 1 on Form 10-Q/A includes new Rule 13(a)-14(a)/15d-14(a) certifications as Exhibits 31.1 and 31.2, and new certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as Exhibits 32.1 and 32.2.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Amendment No. 1 on Form 10-Q/A contains various forward-looking statements within the meaning of the United States Private Securities Litigation Reform Act of 1995 (the “PSLRA”) and which may be based on or include assumptions concerning our operations, future results and prospects. Such statements may be identified by the use of words like “plan,” “expect,” “aim,” “believe,” “project,” “anticipate,” “commit,” “intend,” “estimate,” “will,” “should,” “could,” “potential” and other expressions that indicate future events and trends.

All statements that address expectations or projections about the future, including without limitation, statements about product development, product launches, regulatory approvals, governmental and regulatory actions and proceedings, market position, acquisitions, sale of assets, revenues, expenditures, resumption of manufacturing and distribution of products and the impact of the recall and suspension of shipments on revenues, and other financial results, are forward-looking statements.

All forward-looking statements are based on current expectations and are subject to risk and uncertainties. In connection with the PSLRA’s “safe harbor” provisions, we provide the following cautionary statements identifying important economic, competitive, political, regulatory and technological factors, among others, that could cause actual results or events to differ materially from those set forth or implied by the forward-looking statements and related assumptions.

Such factors include (but are not limited to) the following:

(1)	the ability to continue as a going concern;

(2)	difficulties and uncertainties with respect to obtaining additional capital, as more fully described in Note 2—“Going Concern and Liquidity Considerations” in this Amendment No. 1 on Form 10-Q/A;

(3)	the consent decree between us and the FDA and our suspension of the production and shipment of all of the products that we manufacture and the related nationwide recall affecting all of the products that we manufacture, as well as the related material adverse effect on our revenue, assets and liquidity and capital resources, as more fully described in the 2009 Form 10-K;
(4)	the possibility of further reducing our operations, including further reductions of our employee base, and significantly curtailing some or all of our efforts to meet the consent decree’s requirements and return our approved products to market in order to maintain and attempt to increase our limited cash and financial resources;

(5)	the plea agreement between us and the U.S. Department of Justice and our obligations in connection therewith, as well as the related material adverse effect, if any, on our revenue, assets and liquidity and capital resources, as more fully described in the 2009 Form 10-K;

(6)	changes in the current and future business environment, including interest rates and capital and consumer spending;

(7)	the difficulty of predicting FDA approvals, including timing, and that any period of exclusivity may not be realized;

(8)	the possibility of not obtaining FDA approvals or delay in obtaining FDA approvals;

(9)	acceptance of and demand for our new pharmaceutical products;

(10)	the introduction and impact of competitive products and pricing, including as a result of so-called authorized-generic drugs;

(11)	new product development and launch, including the possibility that any product launch may be delayed;

(12)	reliance on key strategic alliances;

(13)	the availability of raw materials and/or products manufactured for us under contract manufacturing arrangements with third parties;

(14)	the regulatory environment, including regulatory agency and judicial actions and changes in applicable law or regulations;

(15)	fluctuations in revenues;

(16)	the difficulty of predicting international regulatory approvals, including timing;

(17)	the difficulty of predicting the pattern of inventory movements by our customers;

(18)	the impact of competitive response to our sales, marketing and strategic efforts, including the introduction or potential introduction of generic or competing products against products sold by us and our subsidiaries;

(19)

risks that we may not ultimately prevail in litigation, including product liability lawsuits and challenges to our intellectual property rights by actual or potential competitors or to our ability to market generic products due to brand company patents and challenges to other companies’ introduction or potential introduction of generic or competing products by third parties against products sold by us or our subsidiaries including without limitation the litigation and claims referred to in Note 18—“Contingencies—Litigation” of the Notes to the Consolidated Financial Statements in this Amendment No. 1 on Form 10-Q/A and in the 2009 Form 10-K;

(20)	the possibility that our current estimates of the financial effect of certain announced product recalls could prove to be incorrect;

(21)	whether any product recalls or product introductions result in litigation, agency action or material damages;

(22)	failure to supply claims by certain of our customers, including CVS Pharmacy, Inc., that, despite the formal discontinuation action by us of our products, we should compensate such customers for any additional costs they allegedly incurred for procuring products we did not supply;

(23)	the satisfaction or waiver of the terms and conditions for the acquisition of the full U.S. and worldwide rights to Gestiva™ set forth in the previously disclosed Gestiva™ acquisition agreement, as amended;

(24)	the series of putative class action lawsuits alleging violations of the federal securities laws by us and certain individuals, all as more fully described in the 2009 Form 10-K;

(25)	the possibility that insurance proceeds are insufficient to cover potential losses that may arise from litigation, including with respect to product liability or securities litigation;

(26)	the informal inquiry initiated by the SEC and any related or additional governmental investigative or enforcement proceedings as more fully described in the 2009 Form 10-K;

(27)	the possibility that the pending investigation by the Office of Inspector General of the Department of Health and Human Services into potential false claims under Title 42 of the U.S. Code as more fully described in the 2009 Form 10-K could result in significant civil fines or penalties, including exclusion from participation in federal healthcare programs such as Medicare and Medicaid;

(28)	delays in returning, or failure to return, certain or many of our approved products to market, including loss of market share as a result of the suspension of shipments, and related costs;

(29)	the ability to sell or license certain assets, and the terms of such transactions;

(30)	the possibility that default on one type or class of our indebtedness could result in cross default under, and the acceleration of, our other indebtedness; and

(31)	the risks detailed from time to time in our filings with the SEC.

This discussion is not exhaustive, but is designed to highlight important factors that may impact our forward-looking statements.

Because the factors referred to above, as well as the statements included under the caption Part I, Item 2—“Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Amendment No. 1 on Form 10-Q/A could cause actual results or outcomes to differ materially from those expressed in any forward-looking statements made by us or on our behalf, you should not place undue reliance on any forward-looking statements. All forward-looking statements attributable to us are expressly qualified in their entirety by the cautionary statements in this “Cautionary Note Regarding Forward-Looking Statements” and the risk factors that are included under the caption Item 1A—“Risk Factors” in our 2009 Form 10-K, as supplemented by our subsequent SEC filings. Further, any forward-looking statement speaks only as of the date on which it is made and we are under no obligation to update any of the forward-looking statements after the date of this Amendment No. 1 on Form 10-Q/A. New factors emerge from time to time, and it is not possible for us to predict which factors will arise, when they will arise and/or their effects. In addition, we cannot assess the impact of each factor on our future business or financial condition or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

PART I. FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

K-V PHARMACEUTICAL COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited; dollars in thousands, except per share data)

	Three Months Ended June 30,
	2008	2007 (a)
	(as restated)
Net revenues	$136,530	$113,455
Cost of sales	47,483	40,094

Gross profit	89,047	73,361

Operating expenses:
Research and development	15,517	11,284
Acquired in-process research and development	2,000	10,000
Selling and administrative	57,149	47,314
Amortization of intangibles	3,401	1,185

Total operating expenses	78,067	69,783

Operating income	10,980	3,578

Other expense (income):
Interest expense	2,518	2,130
Interest and other income	(879)	(4,123)

Total other expense (income), net	1,639	(1,993)

Income before income taxes	9,341	5,571
Provision for income taxes	3,770	2,304

Net income	$5,571	$3,267

Earnings per share:
Basic - Class A common	$0.12	$0.07
Basic - Class B common	0.10	0.06
Diluted - Class A common	0.11	0.06
Diluted - Class B common	0.10	0.06

Shares used in per share calculation:
Basic - Class A common	37,428	37,007
Basic - Class B common	12,081	12,280
Diluted - Class A common	59,082	50,400
Diluted - Class B common	12,147	12,362

(a) – This financial statement reflects the correction of certain immaterial errors, as fully described in Note 3—“Restatement of Consolidated Financial Statements and Correction of Immaterial Errors in Prior Period Consolidated Financial Statements.”

See accompanying notes to consolidated financial statements

K-V PHARMACEUTICAL COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited; dollars in thousands)

	June 30,	March 31,
	2008	2008 (a)
	(as restated)
ASSETS
Current assets:
Cash and cash equivalents	$94,173	$88,493
Marketable securities	40,904	40,548
Receivables, less allowance for doubtful accounts of $867 and $867 at June 30, 2008 and March 31, 2008, respectively	133,250	131,776
Inventories, net	96,130	94,330
Prepaid and other assets	8,768	8,366
Income taxes receivable	9,217	11,015
Deferred tax asset	26,276	24,122

Total current assets	408,718	398,650
Property and equipment, less accumulated depreciation of $83,382 and $78,532 at June 30, 2008 and March 31, 2008, respectively	185,977	187,492
Investment securities	79,890	81,516
Intangible assets and goodwill, net	195,818	198,784
Other assets	20,948	24,005

Total assets	$891,351	$890,447

LIABILITIES
Current liabilities:
Accounts payable	$26,004	$32,020
Accrued liabilities	74,890	73,996
Current maturities of long-term debt	2,539	202,499

Total current liabilities	103,433	308,515
Long-term debt	268,028	68,674
Other long-term liabilities	29,336	22,519
Deferred tax liability	38,437	37,122

Total liabilities	439,234	436,830

Commitments and contingencies
SHAREHOLDERS’ EQUITY
7% cumulative convertible Preferred Stock, $.01 par value; $25.00 stated and liquidation value; 840,000 shares authorized; issued and outstanding — 40,000 shares at both June 30, 2008 and March 31, 2008 (convertible into Class A shares on a 8.4375-to-one basis)	—	—
Class A and Class B Common Stock, $.01 par value; 150,000,000 and 75,000,000 shares authorized, respectively;	408	407
Class A – issued 40,808,716 and 40,764,603 at June 30, 2008 and March 31, 2008, respectively
Class B – issued 12,188,859 and 12,170,172 at June 30, 2008 and March 31, 2008, respectively (convertible into Class A shares on a one-for-one basis)	122	122
Additional paid-in capital	161,345	159,443
Retained earnings	349,022	351,348
Accumulated other comprehensive loss	(2,532)	(1,543)
Less: Treasury stock, 3,293,001 shares of Class A and 92,902 shares of Class B Common Stock at June 30, 2008, respectively, and 3,289,324 shares of Class A and 92,902 shares of Class B Common Stock at March 31, 2008, respectively, at cost	(56,248)	(56,160)

Total shareholders’ equity	452,117	453,617

Total liabilities and shareholders’ equity	$891,351	$890,447

(a) – This financial statement reflects the correction of certain immaterial errors, as fully described in Note 3—“Restatement of Consolidated Financial Statements and Correction of Immaterial Errors in Prior Period Consolidated Financial Statements.”

See accompanying notes to consolidated financial statements

K-V PHARMACEUTICAL COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited; dollars in thousands)

	Three Months Ended
	June 30,
	2008	2007 (a)
	(as restated)
Operating activities:
Net income	$5,571	$3,267
Adjustments to reconcile net income to net cash provided by operating activities:
Acquired in-process research and development	2,000	10,000
Depreciation and amortization	8,890	6,187
Deferred income tax provision	(202)	(278)
Deferred compensation	584	558
Stock-based compensation	1,127	1,915
Excess tax benefits associated with stock options	(181)	(106)
Changes in operating assets and liabilities:
Receivables, net	(1,474)	9,249
Inventories, net	(1,800)	(6,266)
Income taxes	1,979	(6,735)
Accounts payable and accrued liabilities	(4,104)	(4,725)
Other assets and liabilities, net	156	(1,004)

Net cash provided by operating activities	12,546	12,062

Investing activities:
Purchase of property and equipment, net	(4,270)	(1,849)
Purchase of marketable securities	(356)	(3,513)
Sale of marketable securities	—	1,125
Product acquisition	(2,000)	(10,000)

Net cash used in investing activities	(6,626)	(14,237)

Financing activities:
Principal payments on long-term debt	(606)	(460)
Dividends paid on preferred stock	(18)	(18)
Purchase of common stock for treasury	(88)	(85)
Excess tax benefits associated with stock options	181	106
Cash deposits received for stock options	291	274

Net cash used in financing activities	(240)	(183)

Increase (decrease) in cash and cash equivalents	5,680	(2,358)
Cash and cash equivalents:
Beginning of year	88,493	84,753

End of period	$94,173	$82,395

Supplemental information:
Interest paid	$3,910	$3,122
Income taxes paid	1,250	8,789
Stock options exercised (at expiration of two-year forfeiture period)	594	249
Software financing arrangement	—	2,039

(a) – This financial statement reflects the correction of certain immaterial errors, as fully described in Note 3—“Restatement of Consolidated Financial Statements and Correction of Immaterial Errors in Prior Period Consolidated Financial Statements.”

See accompanying notes to consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(Amounts in thousands, except per share data)

1. BASIS OF PRESENTATION

K-V Pharmaceutical Company and its subsidiaries (“KV” or the “Company”) are primarily engaged in the development, acquisition, manufacture, marketing and sale of technologically distinguished branded and generic/non-branded prescription pharmaceutical products. The Company was incorporated in 1971 and has become a leader in the development of advanced drug delivery and formulation technologies that are designed to enhance therapeutic benefits of existing drug forms. Through internal product development and synergistic acquisitions of products, KV has grown into a fully integrated specialty pharmaceutical company. The Company also develops, manufactures and markets technologically advanced, value-added raw material products for the pharmaceutical, nutritional, food and personal care industries.

The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. However, in the opinion of management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations and cash flows for the three-month period ended June 30, 2008 are not necessarily indicative of the results of operations and cash flows that may be expected for the fiscal year ending March 31, 2009. The interim consolidated financial statements and accompanying notes should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s 2009 Form 10-K. The balance sheet information as of March 31, 2008 has been derived from the Company’s audited consolidated balance sheet as of that date (see Note 3—“Restatement of Consolidated Financial Statements and Correction of Immaterial Errors in Prior Period Consolidated Financial Statements”).

Certain reclassifications, having no effect on net income, have been made to the previously issued consolidated financial statements to conform to the current period’s presentation of the Company’s consolidated financial statements.

2. GOING CONCERN AND LIQUIDITY CONSIDERATIONS

The Company’s consolidated financial statements are prepared using accounting principles generally accepted in the United States applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The accompanying historical consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

The assessment of the Company’s ability to continue as a going concern was made by management considering, among other factors: (i) the Company’s need to obtain additional capital; (ii) the suspension of shipment of all products manufactured by the Company and the requirements under the consent decree with the FDA; (iii) the timing and number of approved products that will be reintroduced to the market and the related costs; (iv) the potential outcome with respect to the governmental inquiries, litigation or other matters described in the 2009 Form 10-K; and (v) the Company’s ability to comply with debt covenants. The Company’s assessment was further affected by the Company’s fiscal year 2009 net loss of $313,627 and the outstanding balance of cash, cash equivalents and short-term marketable securities of $75,730 as of March 31, 2009. For periods subsequent to March 31, 2009, the Company expects losses to continue because the Company is unable to generate any significant revenues from its own manufactured products until the Company is able to resume shipping certain or many of its approved products, which currently is not expected to occur until the fourth quarter of calendar year 2010 at the earliest. In addition, the Company must meet ongoing operating costs as well as costs related to the steps the Company is currently taking to prepare for reintroducing its approved products to the market. If the Company is not able to obtain the FDA’s clearance to resume manufacturing and distribution of its approved products in a timely manner and at a reasonable cost, the Company’s financial position, results of operations, cash flows and liquidity will continue to be materially adversely affected. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

The Company believes that it is not in compliance with one or more of the requirements of the Company’s mortgage loan arrangement as of March 31, 2009 (see the 2009 Form 10-K). Failure by the Company to comply with the requirements of the mortgage loan arrangement or to otherwise receive a waiver from the mortgage lender for any

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

(Amounts in thousands, except per share data)

noncompliance could result in the Company’s outstanding mortgage debt obligation accelerating and immediately becoming due and payable. If the acceleration occurs and the mortgage debt is not immediately paid in full, an event of default could also be deemed to have occurred under the $200,000 principal amount of 2.5% Contingent Convertible Subordinated Notes (the “Notes”). If an event of default is deemed to have occurred on the Notes, the principal amount plus any accrued and unpaid interest could also become immediately due and payable. The acceleration of these outstanding debt obligations would materially adversely affect the Company’s business, financial condition and cash flows.

Based on current financial projections, the Company believes the continuation of the Company as a going concern is primarily dependent on its ability to address, among other factors: (i) the Company’s need to obtain additional capital; (ii) the suspension of shipment of all products manufactured by the Company and the requirements under the consent decree with the FDA; (iii) the timing and number of approved products that will be reintroduced to the market and the related costs; (iv) the potential outcome with respect to the governmental inquiries, litigation or other matters described in the 2009 Form 10-K; and (v) the Company’s ability to comply with debt covenants. While the Company addresses these matters, it must continue to meet expected near-term obligations, including normal course operating cash requirements and costs associated with reintroducing its approved products to the market (such as costs related to its employees, facilities and FDA compliance), remaining payments associated with the acquisition of the rights to Gestiva™ (see the 2009 Form 10-K), the financial obligations pursuant to the plea agreement with the U.S. Department of Justice (see the 2009 Form 10-K), as well as the significant costs, such as legal and consulting fees, associated with the steps taken by the Company in connection with the consent decree and the litigation and governmental inquiries described in the 2009 Form 10-K. If the Company is not able to obtain the FDA’s clearance to resume manufacturing and distribution of its approved products in a timely manner and at a reasonable cost, and/or if the Company experiences adverse outcomes with respect to any of the governmental inquiries or litigation described in the 2009 Form 10-K, the Company’s financial position, results of operations, cash flows and liquidity will continue to be materially adversely affected.

In the near term, the Company is focused on meeting the requirements of the consent decree, which will allow its approved products to be reintroduced to the market, and is pursuing various means to increase cash. Since March 31, 2009, the Company has generated non-recurring cash proceeds to support its on-going operating and compliance requirement from the receipt of tax refunds, the monetization of its auction rate securities (“ARS”) and the sale of certain other assets (see the 2009 Form 10-K for more information regarding the cash received). The Company also generated cash from the sale of certain products not manufactured by the Company under the distribution and supply agreement with Purdue (see the 2009 Form 10-K). While these cash proceeds were sufficient to meet near term cash requirements, the Company is pursuing ongoing efforts to increase cash including the continued implementation of cost savings, divestiture of PDI and other assets and the return of certain or many of the Company’s approved products to market in a timely manner. In addition, in order to continue to meet the expected near-term obligations described above, the Company will still need to obtain additional capital through additional asset sales. Based on the Company’s continuing assessment and identification of assets for future sale and the results of the currently proposed asset sales, the Company may elect to engage in external financing efforts. The Company currently does not anticipate issuing equity securities to raise additional capital. However, the Company continues to evaluate its capital needs and availability of financing to assess and identify the best available external financing alternatives. The Company cannot provide assurance that it will be able to realize the cost reductions it anticipates from reducing its operations or its employee base, that some or many of its approved products can be returned to the market in a timely manner, that its higher profit approved products will return to the market in the near term, that the Company can obtain additional cash through asset sales, or that external financing can be obtained when needed, under acceptable terms or in the amounts required. If the Company is unsuccessful in its efforts to sell assets and raise additional capital in the near term, the Company will be required to further reduce its operations, including further reductions of its employee base, or the Company may be required to cease operations in order to offset the lack of available funding.

The Company’s ability to obtain capital has been and continues to be materially and negatively affected by a number of factors. The current and evolving credit market condition and general adverse economic conditions have caused the cost of prospective debt and equity financings to increase considerably. These circumstances have materially adversely affected liquidity in the financial markets, making terms for certain financings unattractive, and in some cases have resulted in the unavailability of financing. The Company also anticipates that the uncertainty created by the ongoing governmental inquiries and litigation, steps taken by the Company in connection with the nationwide recall and suspension of shipment of all drug products manufactured by the Company, the consent decree and the uncertainty with respect to when it will resume shipment of its products, if at all, will affect the Company’s ability to obtain capital on a timely basis, or at all. In light of the factors described above, the Company may not be able to obtain additional capital.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

(Amounts in thousands, except per share data)

Even if it is able to obtain additional financing or issue debt securities under these circumstances, the cost to the Company likely will be high and the terms and conditions are likely to be onerous. In addition, if the Company were to issue equity securities, such securities likely would be priced at or below the current market price for the Company’s securities. As a result, sales of equity securities at or below current market prices likely would result in substantial dilution for current shareholders who purchased the Company’s equity securities at or above current market prices.

3. RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS AND CORRECTION OF IMMATERIAL ERRORS IN PRIOR PERIOD CONSOLIDATED FINANCIAL STATEMENTS

This Amendment No. 1 on Form 10-Q/A reflects the restatement of the Company’s consolidated balance sheet as of June 30, 2008 and the related consolidated statements of income and cash flows for the three months ended June 30, 2008, which were included in the Original Form 10-Q. During the year-end closing process for fiscal year 2009 and in the course of preparing the Company’s consolidated financial statements for the 2009 Form 10-K, management identified errors in the application of certain accounting practices and procedures pertaining to fiscal year 2009 and prior years.

The Company has also determined that certain of its previously filed financial statements for periods prior to June 30, 2008 contained certain errors. In order to assess materiality with respect to these errors, it applied the concepts set forth in SAB 99 and SAB 108 and determined that the impact of these errors on prior period consolidated financial statements was immaterial. Accordingly, the Company’s consolidated balance sheet as of March 31, 2008 and the related consolidated statements of income and cash flows for the three months ended June 30, 2007 reflect the correction of these immaterial errors. The accompanying notes have also been revised as necessary. The impact of correcting these immaterial errors resulted in decreases in net revenues, operating income and net income of $903, $5,054 and $2,933, respectively, for the three months ended June 30, 2007. The Company’s consolidated retained earnings as of March 31, 2008 and 2007 reflect a decrease of $6,366 and $4,450, respectively, to correct all of the errors identified in the prior period consolidated financial statements.

The following table sets forth the effects of the restatement adjustments on net revenues, income before income taxes and net income for the three months ended June 30, 2008.

	Three Months Ended June 30, 2008
	Net Revenues	Income Before Income Taxes	Net Income
As reported	$148,851	$19,755	$12,535
Restatement adjustments:
(a) Reserve for chargebacks	(3,747)	(3,747)	(3,747)
(b) Inventory variances	—	(1,048)	(1,048)
(c) Vacation accrual	—	(2,305)	(2,305)
(d) R&D raw material inventory	—	(248)	(248)
(e) Redistribution fees	(2,815)	(920)	(920)
(f) Stock-based compensation	—	322	322
(g) Property and equipment	—	(590)	(590)
(h) Accounting for Medicaid rebates	(1,106)	(1,109)	(1,109)
(i) Software financing arrangement	—	(219)	(219)
(j) Promotional rebates	(4,915)	—	—
(k) Income taxes	—	—	3,450
(l) Other	262	(550)	(550)

As restated	$136,530	$9,341	$5,571

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

(Amounts in thousands, except per share data)

A description of the significant components of the Company’s adjustments and their impact on line items in the consolidated balance sheets as of June 30, 2008 and March 31, 2008 and consolidated statements of income for the three months ended June 30, 2008 and 2007 follows.

(a)	Reserve for chargebacks: The Company conducted a comprehensive review of the accounting method used to estimate the reserve for chargebacks. The review determined that a customer deposit was inappropriately applied in prior periods as an offset to the estimated chargeback reserve requirement. The identification of this and other errors resulted in a revision to the consolidated financial statements that decreased receivables and net revenues as of and for the three months ended June 30, 2008. For periods prior to fiscal year 2009, the Company identified immaterial errors in this area and made revisions to prior period consolidated financial statements to correct receivables and net revenues.

(b)	Inventory variances: In periods prior to fiscal year 2009, the Company did not appropriately capitalize production related inventory variances. For fiscal year 2009, the Company corrected the error by transferring all production related variances to inventory and then recognizing them into cost of sales based on average inventory turns. The correction of these errors as of and for the three months ended June 30, 2008 resulted in a reduction to inventory and cost of sales. For periods prior to fiscal year 2009, the Company identified immaterial errors in this area and made revisions to prior period consolidated financial statements to correct inventory and cost of sales.

(c)	Vacation accrual: The Company determined that the vacation accrual was not calculated in accordance with the terms of the Company’s vacation policy. As a result, the Company recorded an adjustment as of and for the three months ended June 30, 2008 to increase accrued liabilities and compensation expense reflected in cost of sales, research and development expense, and selling and administrative expense. For periods prior to fiscal year 2009, the Company identified immaterial errors in this area and made revisions to prior period consolidated financial statements to correct accrued liabilities and compensation expense.

(d)	R&D raw material inventory: In periods prior to fiscal year 2009, the Company did not appropriately record costs for materials used in research and development activities and incorrectly capitalized materials that should have been expensed. For the three months ended June 30, 2008, the Company recorded an adjustment that decreased inventory and increased research and development expense for raw materials that did not meet the criteria for capitalization. For periods prior to fiscal year 2009, the Company identified immaterial errors in this area and made revisions to prior period consolidated financial statements to correct inventory and research and development expense.

(e)	Redistribution fees: The Company is charged a redistribution fee by certain customers to ship products to one centralized location. The Company determined that it had not calculated the net expense in accordance with the terms of certain redistribution fee agreements. Accordingly, the Company recorded an adjustment as of and for the three months ended June 30, 2008 to increase accrued liabilities and decrease net revenues. In addition, the Company determined that the consideration given to customers in the form of redistribution fees was not sufficiently separable from the underlying sales of goods to these customers and should be reflected as a reduction of gross revenues. As a result, the Company recorded reclassification adjustments for the three months ended June 30, 2008 to decrease net revenues and selling and administrative expense. For periods prior to fiscal year 2009, the Company identified immaterial errors in this area and made revisions to prior period consolidated financial statements to correct net revenues, selling and administrative expense and accrued liabilities.

(f)	Stock-based compensation: The Company determined that its calculation of stock-based compensation for options issued to retiree eligible employees was not correct. As a result, the Company recorded an adjustment as of and for the three months ended June 30, 2008 to increase stock-based compensation and additional paid-in capital. Also, the Company determined that its calculation of stock-based compensation for options issued to employees who ceased being employees of the Company and instead worked for the Company as consultants was not correct. As a result, the Company recorded an adjustment as of and for the three months ended June 30, 2008 to decrease stock-based compensation and additional paid-in capital. For periods prior to fiscal year 2009, the Company identified immaterial errors in this area and made revisions to prior period consolidated financial statements to correct stock-based compensation and additional paid-in capital.

(g)

Property and equipment: The Company determined that its policies and procedures were inadequate to ensure that maintenance and repairs of equipment were expensed as incurred, all asset costs were appropriately

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

(Amounts in thousands, except per share data)

capitalized, depreciation expense was appropriately calculated and that the selection of useful lives of property and equipment was appropriately and consistently applied. As a result, the Company recorded an adjustment as of and for the three months ended June 30, 2008 to decrease property and equipment, net and increase cost of sales and selling and administrative expense. For periods prior to fiscal year 2009, the Company identified immaterial errors in this area and made revisions to prior period consolidated financial statements to correct property and equipment, net, cost of sales and selling and administrative expense.

(h)	Accounting for Medicaid rebates: The Company determined its policies and procedures were inadequate to ensure that accurate information, including information related to pricing of products and the exempt status of customers, was captured and communicated to those responsible for evaluating the accounting implications. As a result of a review of the methodology used to determine the amount owed for Medicaid rebates and the identification of other enhancements to the process for determining the Medicaid rebate liability, the Company recorded an adjustment as of and for the three months ended June 30, 2008 to decrease net revenues and increase accrued liabilities. In addition, the Company recorded a reclassification adjustment as of June 30, 2008 that increased receivables and accrued expenses to reflect the amount owed for Medicaid rebates as a liability. For periods prior to fiscal year 2009, the Company identified immaterial errors in this area and made revisions to prior period consolidated financial statements to correct net revenues and accrued liabilities.

(i)	Software financing arrangement: The Company determined that an agreement to purchase various software licenses and products by means of a third party financing arrangement was not recorded. The Company has corrected this error by capitalizing the assets purchased and amortizing them over the service life. The Company also has recorded the corresponding liability with the financing company as debt that matures in fiscal year 2012 and interest expense thereon. For periods prior to fiscal year 2009, the Company identified immaterial errors in this area and made revisions to prior period consolidated financial statements.

(j)	Promotional rebates: The Company determined that payments made to certain customers to compensate them for the delayed launch of a product were improperly recorded as selling and administrative expense. As a result, the Company recorded for the three months ended June 30, 2008 a reclassification adjustment to decrease gross revenues and selling and administrative expense. This reclassification had no effect on net income for the three months ended June 30, 2008 or for prior periods.

(k)	Income taxes: Income tax adjustments were recorded as of and for the three months ended June 30, 2008 to correct the Company’s income tax expense and the applicable income tax liabilities for the impact of the restatement adjustments and other errors detected in the tax provision calculation. For periods prior to fiscal year 2009, the Company identified immaterial errors in this area and made revisions to prior period consolidated financial statements to correct the Company’s income tax expense and the applicable income tax liabilities for the immaterial errors discussed above and other immaterial errors detected in the tax provision calculation.

(l)	Other: The Company recorded other various adjustments that are not applicable to the above categories that resulted in revisions to the June 30, 2008 consolidated financial statements. In addition, the Company identified certain other immaterial errors not applicable to the above categories that resulted in revisions to prior period consolidated financial statements.

Principal Financial Statement Impact

The effect of the restatement adjustments on the Company’s previously issued consolidated financial statements, together with the changes in presentation noted above, at and for the three months ended June 30, 2008 have been summarized in the tables below. The restatement adjustments impacting the consolidated balance sheet as of June 30, 2008 also include the correction of immaterial errors identified in prior period consolidated financial statements. All of the information contained in the Notes to the Consolidated Financial Statements as of and for the three months ended June 30, 2008 has been restated for the errors described above.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

(Amounts in thousands, except per share data)

Consolidated Statement of Income Impact

The following table reconciles the Company’s previously reported results to the restated consolidated statement of income for the three months ended June 30, 2008:

	Three Months Ended June 30, 2008
	As Reported	Adjustments	As Restated	Adjustment Reference (1)

Net revenues	$148,851	$(12,321)	$136,530	(a)(e)(h)(j)(l)
Cost of sales	45,203	2,280	47,483	(b)(c)(g)(l)

Gross profit	103,648	(14,601)	89,047

Operating expenses:
Research and development	13,968	1,549	15,517	(c)(d)(g)
Acquired in-process research and development	2,000	—	2,000
Selling and administrative	63,756	(6,607)	57,149	(c)(e)(f)(g)(i)(j)(l)
Amortization of intangibles	3,401	—	3,401

Total operating expenses	83,125	(5,058)	78,067

Operating income	20,523	(9,543)	10,980

Other expense (income):
Interest expense	2,481	37	2,518	(h)(i)
Interest and other income	(1,713)	834	(879)	(2)

Total other expense (income), net	768	871	1,639

Income before income taxes	19,755	(10,414)	9,341
Provision for income taxes	7,220	(3,450)	3,770	(k)

Net income	$12,535	$(6,964)	$5,571

Earnings per share:
Basic - Class A common	$0.26	$(0.14)	$0.12
Basic - Class B common	0.22	(0.12)	0.10
Diluted - Class A common	0.23	(0.12)	0.11
Diluted - Class B common	0.20	(0.10)	0.10

(1) – See corresponding notes above discussing each adjustment.

(2) – Represents a reclassification adjustment to decrease selling and administrative expense and interest and other income for the impact of foreign currency transaction losses.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

(Amounts in thousands, except per share data)

Consolidated Balance Sheet Impact

The following table reconciles the consolidated balance sheet previously reported as of June 30, 2008 to the restated amounts:

	June 30, 2008
	As Reported	Adjustments	As Restated	Adjustment Reference (1)
Current assets:
Cash and cash equivalents	$94,173	$—	$94,173
Marketable securities	40,904	—	40,904
Receivables, net	112,814	20,436	133,250	(a)(h)
Inventories, net	97,975	(1,845)	96,130	(b)(d)(l)
Prepaid and other assets	8,360	408	8,768	(i)(l)
Income taxes receivable	8,793	424	9,217	(k)
Deferred tax asset	20,935	5,341	26,276	(k)

Total current assets	383,954	24,764	408,718
Property and equipment, net	193,649	(7,672)	185,977	(g)
Investment securities	79,890	—	79,890
Intangible assets and goodwill, net	195,818	—	195,818
Other assets	19,960	988	20,948	(i)(l)

Total assets	$873,271	$18,080	$891,351

Current liabilities:
Accounts payable	$25,813	$191	$26,004	(l)
Accrued liabilities	43,657	31,233	74,890	(c)(e)(h)(l)
Current maturities of long-term debt	2,051	488	2,539	(i)

Total current liabilities	71,521	31,912	103,433
Long-term debt	266,912	1,116	268,028	(i)
Other long-term liabilities	28,950	386	29,336	(k)(l)
Deferred tax liability	40,765	(2,328)	38,437	(k)(l)

Total liabilities	408,148	31,086	439,234

Commitments and contingencies	—	—	—

Shareholders’ equity:
Preferred stock	—	—	—
Class A Common Stock	408	—	408
Class B Common Stock	122	—	122
Additional paid-in capital	160,966	379	161,345	(f)
Retained earnings	362,407	(13,385)	349,022	(a)(b)(c)(d)(e)(f)(g)(h)(i)(k)(l)
Accumulated other comprehensive loss	(2,532)	—	(2,532)
Less: Treasury stock	(56,248)	—	(56,248)

Total shareholders’ equity	465,123	(13,006)	452,117

Total liabilities and shareholders’ equity	$873,271	$18,080	$891,351

(1) – See corresponding notes above discussing each adjustment.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

(Amounts in thousands, except per share data)

Consolidated Statement of Cash Flows Impact

There was no impact to the cash balance as a result of the restatement. The following table compares the consolidated statement of cash flows previously reported for the three months ended June 30, 2008 to the restated amounts:

	Three Months Ended
	June 30, 2008
	As		As	Adjustment
	Reported	Adjustments	Restated	Reference (1)
Operating activities:
Net income	$12,535	$(6,964)	$5,571	(a)(b)(c)(d) (e)(f)(g)(h) (i)(k)(l)
Adjustments to reconcile net income to net cash provided by operating activities:
Acquired in-process research and development	2,000	—	2,000
Depreciation and amortization	8,363	527	8,890	(g)(i)
Deferred income tax provision	3,980	(4,182)	(202)	(k)
Deferred compensation	584	—	584
Stock-based compensation	1,449	(322)	1,127	(f)
Excess tax benefit associated with stock options	(181)	—	(181)
Changes in operating assets and liabilities:
Receivables, net	(5,744)	4,270	(1,474)	(a)
Inventories, net	(2,995)	1,195	(1,800)	(b)(d)
Income taxes	1,989	(10)	1,979	(k)
Accounts payable and accrued liabilities	(5,695)	1,591	(4,104)	(c)(e)(h)
Other assets and liabilities, net	(635)	791	156	(i)(l)

Net cash provided by operating activities	15,650	(3,104)	12,546

Investing activities:
Purchase of property and equipment, net	(5,343)	1,073	(4,270)	(g)
Purchase of marketable securities	(356)	—	(356)
Product acquisition	(2,000)	—	(2,000)

Net cash used in investing activities	(7,699)	1,073	(6,626)

Financing activities:
Principal payments on long-term debt	(489)	(117)	(606)	(i)
Dividends paid on preferred stock	(18)	—	(18)
Purchase of common stock for treasury	(88)	—	(88)
Excess tax benefit associated with stock options	181	—	181
Cash deposits received for stock options	291	—	291

Net cash used in financing activities	(123)	(117)	(240)

Increase in cash and cash equivalents	7,828	(2,148)	5,680
Cash and cash equivalents:
Beginning of year	86,345	2,148	88,493

End of period	$94,173	$—	$94,173

(1)	– See corresponding notes above discussing each adjustment.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

(Amounts in thousands, except per share data)

The combined effect of recording the correction of the immaterial errors in the Company’s consolidated statement of income for the three months ended June 30, 2007 is presented in the following table:

	Three Months Ended June 30, 2007
	As Reported	As Revised

Net revenues	$114,358	$113,455
Cost of sales	39,570	40,094
Gross profit	74,788	73,361
Research and development expense	9,796	11,284
Selling and administrative expense	45,175	47,314
Operating income	8,632	3,578
Interest and other income	3,415	4,123
Income before income taxes	9,917	5,571
Provision for income taxes	3,717	2,304
Net income	6,200	3,267
Earnings per share:
Basic - Class A common	$0.13	$0.07
Basic - Class B common	0.11	0.06
Diluted - Class A common	0.12	0.06
Diluted - Class B common	0.10	0.06

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

(Amounts in thousands, except per share data)

The combined effect of recording the correction of the immaterial errors on the consolidated balance sheet at March 31, 2008 is presented in the following table:

	March 31, 2008
	As Reported	As Revised

Cash and cash equivalents	$86,345	$88,493
Receivables, net	107,070	131,776
Inventories, net	94,980	94,330
Prepaid and other assets	7,792	8,366
Income taxes receivable	9,872	11,015
Deferred tax asset	22,812	24,122
Total current assets	369,419	398,650
Property and equipment, net	196,200	187,492
Other assets	23,108	24,005
Total assets	869,027	890,447
Accounts payable	32,119	32,020
Accrued liabilities	46,516	73,996
Current maturities of long-term debt	202,020	202,499
Total current liabilities	280,655	308,515
Long-term debt	67,432	68,674
Other long-term liabilities	22,359	22,519
Deferred tax liability	39,299	37,122
Total liabilities	409,745	436,830
Additional paid-in capital	158,742	159,443
Retained earnings	357,714	351,348
Total shareholders’ equity	459,282	453,617
Total liabilities and shareholders’ equity	869,027	890,447

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

(Amounts in thousands, except per share data)

The combined effect of recording the correction of the immaterial errors in the Company’s consolidated statement of cash flows for the three months ended June 30, 2007 is presented in the following table:

	Three Months Ended
	June 30, 2007
	As Reported	As Revised

Net income	$6,200	$3,267
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,854	6,187
Deferred income tax provision	845	(278)
Stock-based compensation	1,647	1,915
Changes in operating assets and liabilities:
Receivables, net	7,612	9,249
Inventories, net	(7,008)	(6,266)
Income taxes	(6,023)	(6,735)
Accounts payable and accrued liabilities	(5,717)	(4,725)
Other assets and liabilities, net	(1,003)	(1,004)
Net cash provided by operating activities	12,859	12,062
Purchase of property and equipment, net	(2,106)	(1,849)
Net cash used in investing activities	(14,494)	(14,237)
Decrease in cash and cash equivalents	(1,818)	(2,358)
Cash and cash equivalents:
Beginning of year	82,574	84,753
End of year	80,756	82,395

4. RECENTLY ISSUED ACCOUNTING STANDARDS

Effective April 1, 2008, the Company adopted SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), for all financial assets and liabilities and any other assets and liabilities that are recognized or disclosed at fair value on a recurring basis. This pronouncement clarifies the principle that fair value should be based on the assumptions that market participants would use when pricing an asset or liability, provides a framework for measuring fair value under GAAP and expands disclosure requirements about fair value measurements. Although the Company’s adoption of SFAS No. 157 did not have a material effect on the Company’s financial condition, results of operations or cash flows, additional disclosures were required (see Note 10—“Fair Value Measures”).

In February 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157” (“FSP 157-2”), which defers the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on at least an annual basis, to fiscal years beginning after November 15, 2008. The Company has adopted the deferral of SFAS 157 with respect to the items listed in FSP 157-2. The Company does not expect that the remaining provisions of this statement will have a material effect on its financial statements.

Effective April 1, 2008, the Company adopted SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” This standard allows an entity the irrevocable option to measure many financial instruments and certain other assets and liabilities at fair value on an instrument-by-instrument basis (the fair value option), with changes in fair value reported in earnings. The Company did not elect fair value as an alternative, as provided under SFAS 159, for any of its financial instruments or any other assets and liabilities that are not currently recorded at fair value.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

(Amounts in thousands, except per share data)

Therefore, short-term and long-term debt obligations and trade accounts receivable and payable are still reported at their carrying values.

In March 2007, the FASB ratified the consensus reached by the Emerging Issues Task Force (“EITF”) in Issue No. 06-10, “Accounting for Collateral Assignment Split-Dollar Life Insurance Arrangements” (“Issue 06-10”). Issue 06-10 requires companies with collateral assignment split-dollar life insurance arrangements that provide a benefit to an employee that extends to postretirement periods to recognize a liability for future benefits based on the substantive agreement with the employee. The provisions of Issue 06-10 also require an employer to recognize and measure the asset in a collateral assignment split-dollar life insurance arrangement based on the nature and substance of the arrangement. The Company adopted the provisions of Issue 06-10 effective April 1, 2008. As a result of the adoption, the Company recognized a liability of $5,551 which represented the present value of the future premium payments to be made under the existing policies. The Company also recognized a decrease in the related asset of $2,328 based on the nature and substance of the arrangements. In accordance with the transition provisions of EITF No. 06-10, a direct decrease of $7,879 was recorded to retained earnings, effective April 1, 2008.

In June 2007, the FASB ratified the consensus reached by the EITF on Issue No. 07-3, “Accounting for Advance Payments for Goods or Services Received for Use in Future Research and Development Activities” (“Issue 07-3”), which is effective for fiscal years beginning after December 15, 2007 and is applied prospectively for new contracts entered into on or after the effective date. Issue 07-3 addresses nonrefundable advance payments for goods or services for use in future research and development activities. Issue 07-3 will require that these payments that will be used or rendered for future research and development activities be deferred and capitalized and recognized as an expense as the related goods are delivered or the related services are performed. If an entity does not expect the goods to be delivered or the services to be rendered, the capitalized advance payments should be expensed. The Company’s adoption of Issue 07-3 at the beginning of fiscal year 2009 did not have a material effect on its financial condition, results of operations or cash flows.

In September 2007, the EITF reached a consensus on Issue No. 07-1 (“Issue 07-1”), “Accounting for Collaborative Arrangements.” The scope of Issue 07-1 is limited to collaborative arrangements where no separate legal entity exists and in which the parties are active participants and are exposed to significant risks and rewards that depend on the success of the activity. The EITF concluded that revenue transactions with third parties and associated costs incurred should be reported in the appropriate line item in each company’s financial statements pursuant to the guidance in Issue 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent.” The EITF also concluded that the equity method of accounting under Accounting Principles Board Opinion 18, “The Equity Method of Accounting for Investments in Common Stock,” should not be applied to arrangements that are not conducted through a separate legal entity. The EITF also concluded that the income statement classification of payments made between the parties in an arrangement should be based on a consideration of the following factors: the nature and terms of the arrangement; the nature of the entities’ operations; and whether the partners’ payments are within the scope of existing GAAP. To the extent such costs are not within the scope of other authoritative accounting literature, the income statement characterization for the payments should be based on an analogy to authoritative accounting literature or a reasonable, rational, and consistently applied accounting policy election. The provisions of Issue 07-1 are effective for fiscal years beginning on or after December 15, 2008, and companies will be required to apply the provisions through retrospective application. The Company plans to adopt Issue 07-1 at the beginning of fiscal year 2010 and is evaluating the impact of the adoption of Issue 07-1 on its financial condition and results of operations.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141(R)”), which replaces SFAS 141 but retains the fundamental concept of purchase method of accounting in a business combination and improves reporting by creating greater consistency in the accounting and financial reporting of business combinations, resulting in more complete, comparable, and relevant information for investors and other users of financial statements. To achieve this goal, the new standard requires the acquiring entity in a business combination to recognize all the assets acquired and liabilities assumed in the transaction and any non-controlling interest at the acquisition date at their fair value as of that date. This statement requires measuring a non-controlling interest in the acquiree at fair value which will result in recognizing the goodwill attributable to the non-controlling interest in addition to that attributable to the acquirer. This statement also requires the recognition of assets acquired and liabilities assumed arising from contractual contingencies as of the acquisition date, measured at their acquisition date fair values. SFAS 141(R) is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008 and earlier adoption is prohibited. The Company plans to adopt SFAS 141(R) at the beginning of fiscal year 2010 and is evaluating the impact of SFAS 141(R) on its financial condition and results of operations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

(Amounts in thousands, except per share data)

In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements” (“SFAS 160”) an amendment of ARB No. 51, which will affect only those entities that have an outstanding non-controlling interest in one or more subsidiaries or that deconsolidate a subsidiary by requiring all entities to report non-controlling (minority) interests in subsidiaries in the same way as equity in the consolidated financial statements. In addition, SFAS 160 eliminates the diversity that currently exists in accounting for transactions between an entity and non-controlling interests by requiring they be treated as equity transactions. SFAS 160 is effective for fiscal years beginning after December 15, 2008. The Company plans to adopt SFAS 160 at the beginning of fiscal year 2010 and is evaluating the impact of SFAS 160 on its financial condition and results of operations.

In May 2008, the FASB issued FASB Staff Position (“FSP”) No. APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlement).” Under the new rules for convertible debt instruments that may be settled entirely or partially in cash upon conversion, an entity is required to separately account for the liability and equity components of the instrument in a manner that reflects the issuer’s economic interest cost. The effect of the new rules is that the equity component is included in the paid-in-capital section of shareholders’ equity on an entity’s consolidated balance sheet and the value of the equity component is treated as original issue discount for purposes of accounting for the debt component of convertible debt. The FSP is effective for fiscal years beginning after December 15, 2008, and for interim periods within those fiscal years, with retrospective application required. Early adoption is not permitted. The Company is currently evaluating the new rules and the impact on its financial condition and results of operations.

5. ACQUISITIONS

The Company entered into an asset purchase agreement dated as of January 16, 2008 (the “Original Agreement”), by and among the Company, Cytyc Prenatal Products, Corp. and Hologic, Inc. (“Hologic”) to acquire the U.S. and worldwide rights to Gestiva™ (17-alpha hydroxyprogesterone caproate) upon approval of the pending New Drug Application for Gestiva™ (the “Gestiva NDA”) under review by the FDA.

Under the terms of the Original Agreement, the Company agreed to pay $82,000 for Gestiva™. In accordance with the agreement, the Company made a $7,500 cash payment on February 20, 2008, the initial at closing date, and a $2,000 cash payment in May 2008 upon achievement of a milestone. Since the product had not yet obtained FDA approval when these payments were made, the Company recorded in-process research and development charges of $2,000 and $7,500 during the three months ended June 30, 2008 and March 31, 2008, respectively. The remaining purchase price of $72,500 was to be paid on the transfer date (the “Transfer Date”), which was the date on which the U.S. and worldwide rights to Gestiva™ were to be transferred and sold to the Company.

The Original Agreement provided that the Company’s obligation to effect the transactions contemplated on the Transfer Date was subject to, among other things, (1) the approval of the Gestiva NDA by the FDA and (2) the receipt by the Company of defined launch quantities of finished Gestiva product suitable for commercial sale.

The Original Agreement also provided that, prior to the Transfer Date, the Company was obligated to reimburse to Hologic on a monthly basis, subject to the conditions and approval processes set forth in the Original Agreement, all out-of-pocket expenses incurred by Hologic in connection with (1) seeking to obtain or obtaining FDA approval of the Gestiva NDA, (2) contracts relating to any pre-clinical or clinical trials involving Gestiva, (3) the research, development, regulatory approval, manufacture, distribution, marketing, sale and promotion of Gestiva, including costs associated with making product improvements, and (4) certain other matters as set forth in the Original Agreement.

In addition, the Original Agreement provided that the Company and Hologic each had the right to terminate the Original Agreement if the Transfer Date had not occurred by February 20, 2010, the second anniversary of the initial closing date. (See the 2009 Form 10-K for disclosure of certain events and transactions that occurred after August 11, 2008, including discussion of an amendment to the Original Agreement entered into by the Company and Hologic.)

In May 2007, the Company acquired the U.S. marketing rights to Evamist™, a new estrogen replacement therapy product delivered with a patented metered-dose transdermal spray system, from VIVUS, Inc. Under the terms of the asset purchase agreement for Evamist, the Company paid $10,000 in cash at closing and agreed to make an additional cash payment of $141,500 upon final approval of the product by the FDA. The agreement also provides for two future payments upon achievement of certain net sales milestones. If Evamist™ achieves $100,000 of net sales in a fiscal

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

(Amounts in thousands, except per share data)

year, a one-time payment of $10,000 will be made, and if net sales levels reach $200,000 in a fiscal year, a one-time payment of up to $20,000 will be made. Because the product had not obtained FDA approval when the initial payment was made at closing, the Company recorded $10,000 of in-process research and development expense during the three months ended June 30, 2007. In July 2007, FDA approval for Evamist™ was received and a payment of $141,500 was made to VIVUS, Inc. The final purchase price allocation completed during the quarter ended June 30, 2008, resulted in estimated identifiable intangible assets of $44,078 for product rights; $12,774 for trademark rights; $82,542 for rights under a sublicense agreement; and, $2,106 for a covenant not to compete. Upon FDA approval in July 2007, the Company began amortizing the product rights, trademark rights and rights under the sublicense agreement over 15 years and the covenant not to compete over nine years.

6. EARNINGS PER SHARE

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

The following table sets forth the computation of basic earnings per share for the three months ended June 30, 2008 and 2007:

	Three Months Ended June 30,
	2008		2007
	Class A	Class B	Class A	Class B
	(as restated)
Basic earnings per share:
Numerator - allocation of undistributed earnings	$4,376	$1,177	$2,545	$704

Denominator:
Weighted average shares outstanding	37,760	12,165	37,445	12,379
Less - weighted average unvested common shares subject to repurchase	(332)	(84)	(438)	(99)

Number of shares used in per share computations	37,428	12,081	37,007	12,280

Basic earnings per share	$0.12	$0.10	$0.07	$0.06

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

(Amounts in thousands, except per share data)

The following table sets forth the computation of diluted earnings per share for the three months ended June 30, 2008 and 2007:

	Three Months Ended June 30,
	2008		2007
	Class A	Class B	Class A	Class B
	(as restated)
Diluted earnings per share:
Numerator:
Allocation of undistributed earnings for basic computation	$4,376	$1,177	$2,545	$704
Reallocation of undistributed earnings as a result of conversion of Class B to Class A shares	1,177	—	704	—
Reallocation of undistributed earnings to Class B shares	—	(22)	—	(8)
Add - preferred stock dividends	18	—	18	—
Add - interest expense on convertible notes	939	—	—	—

Allocation of undistributed earnings for diluted computation	$6,510	$1,155	$3,267	$696

Diluted earnings per share:
Denominator:
Number of shares used in basic computation	37,428	12,081	37,007	12,280
Weighted average effect of dilutive securities:
Conversion of Class B to Class A shares	12,081	—	12,280	—
Employee stock options	543	66	775	82
Convertible preferred stock	338	—	338	—
Convertible notes	8,692	—	—	—

Number of shares used in per share computations	59,082	12,147	50,400	12,362

Diluted earnings per share (1)(2)	$0.11	$0.10	$0.06	$0.06

(1)	Excluded from the computation of diluted earnings per share were outstanding stock options whose exercise prices were greater than the average market price of the common shares for the period reported. For the three months ended June 30, 2008, excluded from the computation were options to purchase 1,815 shares of Class A and Class B Common Stock.
(2)	For the three months ended June 30, 2007, there was $200,000 principal amount of Convertible Subordinated Notes convertible into 8,692 shares of Class A Common Stock that was excluded from the computation of diluted loss per share because their effect would have been anti-dilutive. Also, excluded from the computation of diluted earnings per share were outstanding stock options whose exercise prices were greater than the average market price of the common shares for the period reported. For the three months ended June 30, 2007, excluded from the computation were options to purchase 52 shares of Class A and Class B Common Stock.

7. STOCK-BASED COMPENSATION

On August 30, 2002, the Company’s shareholders approved KV’s 2001 Incentive Stock Option Plan (the “2001 Plan”), which allows for the issuance of up to 4,500 shares of common stock. Under the Company’s stock option plan, options to acquire shares of common stock have been made available for grant to all employees. Each option granted has an exercise price of not less than 100% of the market value of the common stock on the date of grant. The contractual life of each option is generally ten years and the options generally vest at the rate of 10% per year from the date of grant.

The Company estimates the fair value of stock options granted using the Black-Scholes option pricing model (the “Option Model”). The Option Model requires the use of subjective and complex assumptions, including the option’s expected term and the estimated future price volatility of the underlying stock, which determine the fair value of the share-based awards. The Company’s estimate of expected term was determined based on the average period of time that options granted are expected to be outstanding considering current vesting schedules and the historical exercise patterns of existing option plans and the two-year forfeiture period. The expected volatility assumption used in the Option Model is based on historical volatility over a period commensurate with the expected term of the related options. The

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

(Amounts in thousands, except per share data)

risk-free interest rate used in the Option Model is based on the yield of U.S. Treasuries with a maturity closest to the expected term of the Company’s stock options.

The Company’s stock option agreements include a post-exercise service condition which provides that exercised options are to be held by the Company for a two-year period during which time the shares cannot be sold by the employee. If the employee’s employment is terminated voluntarily or involuntarily (other than by retirement, death or disability) during the two-year period, the stock option agreements provide the Company with the option of repurchasing the shares at the lower of the exercise price or the fair market value of the stock on the date of termination. This repurchase option is considered a forfeiture provision and the two-year period is included in determining the requisite service period over which stock-based compensation expense is recognized. The requisite service period initially is equal to the expected term (as discussed above) and is revised when an option exercise occurs.

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

The Company recognized stock-based compensation of $1,127 (as restated) and $1,915, respectively, and related tax benefits of $162 (as restated) and $473, respectively, for the three months ended June 30, 2008 and 2007. There was no stock-based employee compensation cost capitalized at June 30, 2008 and March 31, 2008. Cash received from stock option deposits was $291 and $274 for the three months ended June 30, 2008 and 2007, respectively. The actual tax benefit realized from tax deductions associated with stock option exercises (at expiration of the two-year forfeiture period) was $267 and $118 for the three months ended June 30, 2008 and 2007, respectively.

The following weighted average assumptions were used for stock options granted during the three months ended June 30, 2008 and 2007:

	Three Months Ended
	June 30,
	2008	2007
Dividend yield	None	None
Expected volatility	39%	43%
Risk-free interest rate	3.80%	4.93%
Expected term	9.0 years	9.0 years
Weighted average fair value per share at grant date	$10.39	$15.39

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

(Amounts in thousands, except per share data)

A summary of the changes in the Company’s stock option plans during the three months ended June 30, 2008 is presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

Balance, March 31, 2008	3,933	$18.84
Options granted	148	19.42
Options exercised	(74)	7.66		$862
Options canceled	(184)	23.02

Balance, June 30, 2008	3,823	18.88	5.9	$12,495

Expected to vest at
June 30, 2008	2,952	$18.88	5.9	$9,646

Options exercisable at June 30, 2008 (excluding shares in the two-year forfeiture period)	1,303	$16.66	4.7	$5,736

As of June 30, 2008, the Company had $41,675 of total unrecognized compensation expense, related to stock option grants, which will be recognized over the remaining weighted average period of 4.9 years.

8. REVENUE RECOGNITION

Revenue is generally realized or realizable and earned when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the seller’s price to the buyer is fixed or determinable, and the customer’s payment ability has been reasonably assured. Accordingly, the Company records revenue from product sales when title and risk of ownership have been transferred to the customer. The Company also enters into long-term agreements under which it assigns marketing rights for the products it has developed to pharmaceutical marketers. Royalties under these arrangements are earned based on the sale of products.

Concurrently with the recognition of revenue, the Company records estimated provisions for product returns, sales rebates, payment discounts, chargebacks, and other sales allowances. These provisions are established based upon consideration of a variety of factors, including but not limited to, historical relationship to revenues, historical payment and return experience, estimated and actual customer inventory levels, customer rebate arrangements, and current contract sales terms with wholesale and indirect customers. The Company records a liability for product returns related to recalls when they are estimable and their occurrence becomes probable.

Actual product returns, chargebacks and other sales allowances incurred are, however, dependent upon future events and may be different than the Company’s estimates. The Company continually monitors the factors that influence sales allowance estimates and makes adjustments to these provisions when management believes that actual product returns, chargebacks and other sales allowances may differ from established allowances.

The provisions discussed above are presented in the Consolidated Financial Statements as a reduction to gross revenues and a decrease to accounts receivable or an increase to accrued liabilities. Provisions totaled $92,605 (as restated) and $41,821 for the three months ended June 30, 2008 and 2007, respectively. The reserve balances related to the provisions totaled $26,933 (as restated) and $21,951 at June 30, 2008 and March 31, 2008, respectively, and were deducted from “Receivables, less allowance for doubtful accounts” in the accompanying consolidated balance sheets. The liabilities related to the provisions totaled $37,380 (as restated) and $30,954 at June 30, 2008 and March 31, 2008, respectively, and were reflected as “Accrued liabilities” in the accompanying consolidated balance sheets.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

(Amounts in thousands, except per share data)

9. INVESTMENT SECURITIES

The carrying amount of available-for-sale investment securities and their approximate fair values at June 30, 2008 and March 31, 2008 were as follows.

	June 30, 2008
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Short-term marketable securities	$40,894	$10	$—	$40,904
Non-current auction rate securities	83,900	—	(4,010)	79,890

Total	$124,794	$10	$(4,010)	$120,794

	March 31, 2008
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Short-term marketable securities	$40,538	$10	$—	$40,548
Non-current auction rate securities	83,900	—	(2,384)	81,516

Total	$124,438	$10	$(2,384)	$122,064

The Company accounts for its investment securities in accordance with SFAS 115, “Accounting for Certain Investments in Debt and Equity Securities,” and classifies them as “available for sale.” The Company’s marketable securities at June 30, 2008 and March 31, 2008 are recorded at fair value based on quoted market prices using the specific identification method and consisted of mutual funds comprised of U.S. government investments. These marketable securities are classified as current assets as the Company has the ability to use them for current operating and investing purposes. There were no realized gains or losses for the three months ended June 30, 2008 and 2007.

At June 30, 2008 and March 31, 2008, the Company had $83,900 of principal invested in ARS. These securities all have a maturity in excess of 10 years. The Company’s investments in ARS primarily represent interests in collateralized debt obligations supported by pools of student loans, the principal of which is guaranteed by the U.S. Government. ARS backed by student loans are viewed as having low default risk and therefore very low risk of credit downgrade. The ARS held by the Company are AAA-rated securities with long-term nominal maturities for which the interest rates are reset through a Dutch auction at pre-determined intervals, up to 35 days. The auctions historically have provided a liquid market for these securities.

With the liquidity issues experienced in global credit and capital markets, the ARS held by the Company at June 30, 2008 and March 31, 2008 experienced multiple failed auctions beginning in February 2008 as the amount of securities submitted for sale exceeded the amount of purchase orders. Given the failed auctions, the Company’s ARS are illiquid until a successful auction for them occurs.

The estimated fair values of the Company’s ARS holdings at June 30, 2008 and March 31, 2008 were $79,890 and $81,516, respectively, which reflects a difference of $4,010 and $2,384, respectively, from the principal value of $83,900. Although the ARS continue to pay interest according to their stated terms, the Company has recorded unrealized losses of $2,539 and $1,550, net of tax, as reductions to shareholders’ equity in accumulated other comprehensive loss at June 30, 2008 and March 31, 2008, respectively, reflecting adjustments to the ARS holdings that the Company has concluded have a temporary decline in value.

The ARS are valued based on a discounted cash flow model that considers, among other factors, the time to work out the market disruption in the traditional trading mechanism, the stream of cash flows (coupons) earned until maturity, the prevailing risk-free yield curve, credit spreads applicable to a portfolio of student loans with various tenures and ratings

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

(Amounts in thousands, except per share data)

and an illiquidity premium. These factors were used in a Monte Carlo simulation based methodology to derive the estimated fair value of the ARS.

Given the failed auctions, the Company’s ARS are illiquid until there is a successful auction for them. Accordingly, the $79,890 and $81,516 of ARS at June 30, 2008 and March 31, 2008, respectively, were classified as non-current assets and are included in the line item “Investment securities” in the accompanying Consolidated Balance Sheets.

See the 2009 Form 10-K for disclosure of certain events and transactions that occurred after August 11, 2008, including the Company’s monetization of its ARS holdings.

10. FAIR VALUE MEASURES

As stated in Note 4—“Recently Issued Accounting Standards,” the Company adopted SFAS 157 effective April 1, 2008 for all financial assets and liabilities and any other assets and liabilities that are recognized or disclosed at fair value on a recurring basis. SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. In order to increase consistency and comparability in fair value measurements, SFAS 157 established a fair value hierarchy that ranks the quality and reliability of the information used to measure fair value. Financial assets and liabilities carried at fair value are classified and disclosed in one of the following three categories:

•

Level 1 – Primarily consists of financial assets and liabilities whose values are based on unadjusted quoted prices for identical assets or liabilities in an active market that the Company has the ability to access.

•

Level 2 – Includes financial instruments measured using significant other observable inputs that are valued by reference to similar assets or liabilities, such as: quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; inputs other than quoted prices that are observable for the asset or liability; and inputs that are derived principally from or corroborated by observable market data by correlation or other means.

•

Level 3 – Comprised of financial assets and liabilities whose values are based on prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement. These inputs reflect management’s own assumptions about the assumptions a market participant would use in pricing the asset or liability.

The following table presents the Company’s fair value hierarchy as of June 30, 2008 for those financial assets measured at fair value on a recurring basis:

	Fair Value Measurements at June 30, 2008
	Total	Level 1	Level 2	Level 3

Short-term marketable securities	$40,904	$40,904	$—	$—
Non-current auction rate securities	79,890	—	—	79,890

Total assets at fair value	$120,794	$40,904	$—	$79,890

The Company’s marketable securities consisted of mutual funds comprised of U.S. government investments for which market prices were readily available. The Company’s investments in ARS primarily represent interests in collateralized debt obligations supported by pools of student loans, the principal of which is guaranteed by the U.S. Government. The ARS held by the Company are AAA-rated securities with long-term nominal maturities for which the interest rates are reset through a Dutch auction at pre-determined intervals, up to 35 days. Due to the lack of observable market quotes and an illiquid market for the Company’s ARS portfolio as of June 30, 2008, the Company utilized a valuation model that relied exclusively on Level 3 inputs, including those that are based on expected cash flow streams and collateral values.

The contingent interest feature of the $200,000 principal amount of Contingent Convertible Subordinated Notes (see Note 14— “Long-Term Debt”) meets the criteria of and qualifies as an embedded derivative. Although this feature represents an embedded derivative financial instrument, based on its de minimis value at the time of issuance and at

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

(Amounts in thousands, except per share data)

June 30, 2008, no value has been assigned to this embedded derivative.

The following table presents the changes in fair value for financial assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

Non-Current Auction Rate Securities (Level 3)
Balance at April 1, 2008	$81,516
Unrealized losses included in other comprehensive loss	(1,626)

Balance at June 30, 2008	$79,890

11. INVENTORIES

Inventories consisted of the following:

	June 30, 2008	March 31, 2008
	(as restated)
Finished goods	$40,565	$36,187
Work-in-process	17,067	15,204
Raw materials	38,498	42,939

	$96,130	$94,330

Management establishes reserves for potentially obsolete or slow-moving inventory based on an evaluation of inventory levels, forecasted demand, and market conditions.

Inventories included $4,576 and $2,846 of raw materials as of June 30, 2008 and March 31, 2008, respectively, that will be used in future research and development activities.

12. INTANGIBLE ASSETS AND GOODWILL

Intangible assets and goodwill consisted of the following:

	June 30, 2008		March 31, 2008
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Product rights acquired:
Micro-K®	$36,140	$(16,769)	$36,140	$(16,318)
PreCare®	8,433	(3,760)	8,433	(3,654)
Evamist™	44,078	(2,733)	52,446	(2,378)
Trademarks acquired:
Niferex®	14,834	(3,894)	14,834	(3,709)
Chromagen®/StrongStart®	27,642	(7,256)	27,642	(6,910)
Evamist™	12,774	(792)	15,166	(688)
License agreements:
Evamist™	82,542	(5,118)	66,417	(3,011)
Other	2,300	—	2,300	—
Covenants not to compete
Evamist™	2,106	(218)	7,471	(565)
Other	375	(119)	375	(109)
Trademarks and patents	5,753	(1,057)	5,317	(972)

Total intangible assets	236,977	(41,716)	236,541	(38,314)
Goodwill	557	—	557	—

	$237,534	$(41,716)	$237,098	$(38,314)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

(Amounts in thousands, except per share data)

The final purchase price allocation related to Evamist™ was completed during the three months ended June 30, 2008, resulting in adjustments to the gross carrying amounts for intangible assets related to Evamist™ during the quarter ended June 30, 2008.

As of June 30, 2008, the Company’s intangible assets had a weighted average useful life of approximately 17 years. Amortization expense for intangible assets was $3,401 and $1,185 for the three months ended June 30, 2008 and 2007, respectively.

Assuming no additions, disposals or adjustments are made to the carrying values and/or useful lives of the intangible assets, annual amortization expense on product rights, trademarks acquired and other intangible assets is estimated to be approximately $10,701 for the remainder of fiscal year 2009 and approximately $14,265 in each of the four succeeding fiscal years.

13. REVOLVING CREDIT AGREEMENT

The Company has a credit agreement with ten banks that provides for a revolving line of credit for borrowing up to $320,000. This credit facility also includes a provision for increasing the revolving commitment, at the lenders’ sole discretion, by up to an additional $50,000. The credit agreement is unsecured unless the Company, under certain specified circumstances, utilizes the facility to redeem part or all of its outstanding Convertible Subordinated Notes. Interest is charged under the credit facility at the lower of the prime rate or LIBOR plus 62.5 to 150 basis points depending on the ratio of senior debt to EBITDA. The credit facility has a five-year term expiring in June 2011. The credit agreement contains financial covenants that impose limits on dividend payments, require minimum equity, a maximum senior leverage ratio and minimum fixed charge coverage ratio. At June 30, 2008, the Company had $30,000 of borrowings outstanding under the credit facility (see Note 14—“Long-Term Debt”).

See the 2009 Form 10-K for disclosure of certain events and transactions that occurred after August 11, 2008, including the termination of the credit agreement in February 2009.

14. LONG-TERM DEBT

Long-term debt consisted of the following:

	June 30, 2008	March 31, 2008
	(as restated)
Building mortgages	$38,963	$39,452
Line of credit	30,000	30,000
Software financing arrangement	1,604	1,721
Convertible notes	200,000	200,000

	270,567	271,173
Less current portion	(2,539)	(202,499)

	$268,028	$68,674

In June 2007, the Company entered into an installment payment agreement with a financial institution for the purchase of software products and the right to receive consulting or other services from the seller. Upon delivery of the products and services, the financial institution will pay the seller amounts owed for the software products and services. As a result, the Company recorded debt in the amount of $1,733 which will be paid ratably over 16 consecutive quarters to the financial institution. In August 2007, the Company entered into another agreement with the same financial institution for the payment of additional consulting services that will be provided on a time and material basis. In exchange for the institution paying the seller for fees owed, the Company recorded additional debt of $306 which will be paid to the financial institution ratably over 16 consecutive quarters. The two installment payment agreements were discounted using an imputed annual interest rate that approximated the Company’s borrowing rate for similar debt instruments at the time of the borrowings.

In March 2006, the Company entered into a $43,000 mortgage loan agreement with one of its primary lenders, in part, to refinance $9,859 of existing mortgages. The $32,764 of net proceeds the Company received from the loan was used for working capital and general corporate purposes. This mortgage loan, which is secured by three of the Company’s

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

(Amounts in thousands, except per share data)

buildings, bears interest at a rate of 5.91% and matures on April 1, 2021. The mortgage agreement contains a financial covenant that requires minimum shareholders’ equity, adjusted for certain non-cash charges, of $250,000.

In May 2003, the Company issued $200,000 principal amount of 2.5% Contingent Convertible Subordinated Notes (the “Notes”) that are convertible, under certain circumstances, into shares of Class A Common Stock at an initial conversion price of $23.01 per share. The Notes, which mature on May 16, 2033, bear interest that is payable on May 16 and November 16 of each year at a rate of 2.50% per annum. The Company also is obligated to pay contingent interest at a rate equal to 0.5% per annum during any six-month period from May 16 to November 15 and from November 16 to May 15, with the initial six-month period commencing May 16, 2006, if the average trading price of the Notes per $1,000 principal amount for the five trading day period ending on the third trading day immediately preceding the first day of the applicable six-month period equals $1,200 or more. In November 2007, the average trading price of the Notes reached the threshold for the five-day trading period that resulted in the payment of contingent interest and for the period from November 16, 2007 to May 15, 2008 the Notes paid interest at a rate of 3.00% per annum. In May 2008, the average trading price of the Notes fell below the contingent interest threshold for the five-day trading period and beginning May 16, 2008 the Notes began to pay interest at a rate of 2.50% per annum.

The Company may redeem some or all of the Notes at any time on or after May 21, 2006, at a redemption price, payable in cash, of 100% of the principal amount of the Notes, plus accrued and unpaid interest, including contingent interest, if any. Holders may require the Company to repurchase all or a portion of their Notes on May 16, 2013, 2018, 2023 and 2028 or upon a change in control, as defined in the indenture governing the Notes, at a purchase price, payable in cash, of 100% of the principal amount of the Notes, plus accrued and unpaid interest, including contingent interest, if any. Holders had the right to require the Company to repurchase all or a portion of their Notes on May 16, 2008 and, accordingly, the Company classified the Notes as a current liability as of March 31, 2008. Since no holders required the Company to repurchase all or a portion of their Notes on this date and because the next occasion holders may require the Company to repurchase all or a portion of their Notes is May 16, 2013, the Notes were classified as a long-term liability as of June 30, 2008. The Notes are subordinate to all of the Company’s existing and future senior obligations.

The Notes are convertible, at the holders’ option, into shares of the Company’s Class A Common Stock prior to the maturity date under the following circumstances:

•

during any quarter commencing after June 30, 2003, if the closing sale price of the Company’s Class A Common Stock over a specified number of trading days during the previous quarter is more than 120% of the conversion price of the Notes on the last trading day of the previous quarter. The Notes are initially convertible at a conversion price of $23.01 per share, which is equal to a conversion rate of approximately 43.4594 shares per $1,000 principal amount of Notes;

•	if the Company has called the Notes for redemption;

•

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

•	upon the occurrence of specified corporate transactions.

The Company has reserved 8,692 shares of Class A Common Stock for issuance in the event the Notes are converted.

The Notes, which are unsecured, do not contain any restrictions on the payment of dividends, the incurrence of additional indebtedness or the repurchase of the Company’s securities, and do not contain any financial covenants.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

(Amounts in thousands, except per share data)

The aggregate maturities of long-term debt as of June 30, 2008 (as restated) were as follows:

Due in one year	$2,539
Due in two years	2,705
Due in three years	32,899
Due in four years	2,448
Due in five years	202,603
Thereafter	27,373

$270,567

See the 2009 Form 10-K for disclosure of certain events and transactions that occurred after August 11, 2008, including those related to the Company’s long-term debt.

15. TAXABLE INDUSTRIAL REVENUE BONDS

In December 2005, the Company entered into a financing arrangement with St. Louis County, Missouri related to expansion of its operations in St. Louis County. Up to $135,500 of industrial revenue bonds may be issued to the Company by St. Louis County relative to capital improvements made through December 31, 2009. This agreement provides that 50% of the real and personal property taxes on up to $135,500 of capital improvements will be abated for a period of 10 years subsequent to the property being placed in service. Industrial revenue bonds totaling $120,407 were outstanding at June 30, 2008. The industrial revenue bonds are issued by St. Louis County to the Company upon its payment of qualifying costs of capital improvements, which are then leased by the Company for a period ending December 1, 2019, unless earlier terminated. The Company has the option at any time to discontinue the arrangement and regain full title to the abated property. The industrial revenue bonds bear interest at 4.25% per annum and are payable as to principal and interest concurrently with payments due under the terms of the lease. The Company has classified the leased assets as property and equipment and has established a capital lease obligation equal to the outstanding principal balance of the industrial revenue bonds. Lease payments may be made by tendering an equivalent portion of the industrial revenue bonds. As the capital lease payments to St. Louis County may be satisfied by tendering industrial revenue bonds (which is the Company’s intention), the capital lease obligation, industrial revenue bonds and related interest expense and interest income, respectively, have been offset for presentation purposes in the Consolidated Financial Statements.

16. COMPREHENSIVE INCOME

Comprehensive income includes all changes in equity during a period except those that resulted from investments by or distributions to the Company’s shareholders. Other comprehensive income refers to revenues, expenses, gains and losses that, under GAAP, are included in comprehensive income, but excluded from net income as these amounts are recorded directly as an adjustment to shareholders’ equity. For the Company, comprehensive income is comprised of net income and the net changes in unrealized gains and losses on available for sale marketable securities, net of applicable income taxes. Total comprehensive income was $4,582 (as restated) and $3,241 for the three months ended June 30, 2008 and 2007, respectively.

17. SEGMENT REPORTING

The reportable operating segments of the Company are branded products, specialty generic/non-branded and specialty materials. The branded products segment includes patent-protected products and certain trademarked off-patent products that the Company sells and markets as brand pharmaceutical products. The specialty generics/non-branded segment includes off-patent pharmaceutical products that are therapeutically equivalent to proprietary products. The Company sells its branded and specialty generic/non-branded products primarily to pharmaceutical wholesalers, drug distributors and chain drug stores. The specialty materials segment is distinguished as a single segment because of differences in products, marketing and regulatory approval when compared to the other segments.

Accounting policies of the segments are the same as the Company’s consolidated accounting policies. Segment profits are measured based on income before taxes and are determined based on each segment’s direct revenues and expenses. The majority of research and development expense, corporate general and administrative expenses, amortization and interest expense, as well as interest and other income, are not allocated to segments, but included in the “all other” classification. Identifiable assets for the three reportable operating segments primarily include receivables, inventory,

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

(Amounts in thousands, except per share data)

and property and equipment. For the “all other” classification, identifiable assets consist of cash and cash equivalents, corporate property and equipment, intangible and other assets and all income tax-related assets.

See the 2009 Form 10-K for disclosure of certain events and transactions that occurred after August 11, 2008, including those related to the specialty materials segment.

The following table represents information for the Company’s reportable operating segments for the three months ended June 30, 2008 and 2007.

	Three Months Ended June 30,	Branded Products	Specialty Generics	Specialty Materials	All Other	Eliminations	Consolidated
Net revenues
(as restated)	2008	$48,206	$82,693	$5,470	$161	$—	$136,530
	2007	49,945	59,706	3,614	190	—	113,455

Segment profit (loss)
(as restated)	2008	13,203	42,966	2,298	(49,126)	—	9,341
	2007	21,708	30,027	599	(46,763)	—	5,571

Identifiable assets
(as restated)	2008	46,964	122,682	9,372	713,491	(1,158)	891,351
	2007	39,430	84,547	7,881	602,912	(1,158)	733,612

Property and equipment additions
(as restated)	2008	—	—	44	4,226	—	4,270
	2007	—	—	47	1,802	—	1,849

Depreciation and amortization
(as restated)	2008	154	78	47	8,611	—	8,890
	2007	147	79	48	5,913	—	6,187

Consolidated revenues are principally derived from customers in North America and substantially all property and equipment is located in the St. Louis, Missouri metropolitan area.

18. CONTINGENCIES – LITIGATION

The Company and its subsidiaries Drugtech Corporation and Ther-Rx Corporation were named as defendants in a declaratory judgment case filed in the U.S. District Court for the District of Delaware by Lannett Company, Inc. on June 6, 2008 and styled Lannett Company Inc. v. KV Pharmaceuticals et. al. Lannett subsequently amended its complaint. The action seeks a declaratory judgment of patent invalidity, patent non-infringement, and patent unenforceability for inequitable conduct with respect to five patents owned by, and two patents licensed to, the Company or its subsidiaries and pertaining to the PrimaCare ONE® product marketed by Ther-Rx Corporation; unfair competition; deceptive trade practices; and antitrust violations. No specific amount of damages was stated in the complaint or amended complaint. On June 17, 2008, the Company filed suit against Lannett in the form of a counterclaim, asserting infringement of three of our patents, infringement of our trademarks (PrimaCare® and PrimaCare ONE®), and various other claims. The Company also filed a motion seeking a temporary restraining order and a preliminary injunction in which the Company focused on infringement of our trademarks and infringement of one of the Company’s composition patents. The Court set an expedited briefing schedule and a hearing for the motion. At the hearing on June 25, 2008, the Court ruled in the Company’s favor with respect to Lannett’s use of PrimaCare® on its product’s label and Lannett agreed to stop shipping bottles with the existing label and to work with KV on a new, non-infringing label. Ultimately, Lannett agreed to discontinue the use of both the PrimaCare ONE® trademark and the associated “compare to the ingredients in” language. On July 17, 2008, the Court issued an order with respect to the approximately 400,000 bottles that Lannett had shipped with the old, infringing label. Lannett has been ordered to contact its distributors in writing and advise the distributors that the Court has ruled that the existing labeling infringes Ther-Rx’s trademark. Lannett was also ordered to provide to its distributors material adequate to cover the PrimaCare ONE® trademark on the existing bottles. The order requires the distributors to cover the PrimaCare ONE® trademark on bottles in their possession but does not extend to bottles at pharmacies. The Court, having considered the respective

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

(Amounts in thousands, except per share data)

proposed scheduling orders, has set a trial date in January 2009 as proposed by KV. The Company is proceeding with discovery. The Company intends to vigorously defend its interests; however, it cannot give any assurance that it will prevail.

The Company is named as a defendant in a patent infringement case filed in the U.S. District Court for the District of Delaware by UCB, Inc. and Celltech Manufacturing CA, Inc. (collectively, “UCB”) on April 21, 2008 and styled UCB, Inc. et al. v. KV Pharmaceutical Company. After the Company filed an ANDA with the FDA seeking permission to market a generic version of the 40 mg, 50 mg and 60 mg strengths of Metadate CD® methylphenidate hydrochloride extended-release capsules, UCB filed this lawsuit under a patent owned by Celltech. In a Paragraph IV certification accompanying the ANDA, KV contended that its proposed 40 mg generic formulation would not infringe Celltech’s patent. Because the patent was not listed in the Orange Book for the 50 mg and 60 mg dosages, a Paragraph I certification was filed with respect to them. Pursuant to the Hatch-Waxman Act, the filing of the suit against the Company instituted an automatic stay of FDA approval of the Company’s ANDA with respect to the 40 mg strength of this product until the earlier of a judgment in the Company’s favor, or 30 months from the date of suit. Inasmuch as the Celltech patent was not listed in the Orange Book with respect to the 50 mg and 60 mg strengths, it is the Company’s belief that the automatic stay does not apply to the Company’s 50 mg and 60 mg strengths of this product. UCB may, however, seek to keep the Company’s regulatory approval efforts for these strengths delayed by the litigation. The Company has filed an answer, asserted certain affirmative defenses (including that Plaintiffs are estopped to assert infringement of the 50 mg and 60 mg dosages due to their not listing the Celltech patent in the Orange Book for these dosages), and has asserted a counterclaim in which it seeks a declaratory judgment of invalidity and non-infringement of the claims in the Celltech patent, and an award of attorney’s fees and costs. No trial date has yet been set. A scheduling conference is expected to be set in August 2008. The Company intends to vigorously defend its interests; however, it cannot give any assurance that it will prevail.

The Company was named as a defendant in two related patent infringement cases filed on December 14, 2007 in the U.S. District Courts in New Jersey and Delaware by Janssen, L.P., Janssen Pharmaceutica N.V. and Ortho-McNeil Neurologics, Inc. (collectively, “Janssen”) and styled Janssen, L.P. et al. v. KV Pharmaceutical Company. After the Company filed an ANDA with the FDA seeking permission to market a generic version of the 8 mg and 16 mg strengths of Razadyne® ER (formerly Reminyl®) galantamine hydrobromide extended-release capsules, Janssen filed these lawsuits for patent infringement under a patent owned by Janssen. In the Company’s Paragraph IV certification, KV contended that its proposed generic versions do not infringe Janssen’s patent and/or that the patent is invalid. Pursuant to the Hatch-Waxman Act, the filing of the suit against the Company instituted an automatic stay of FDA approval of the Company’s ANDA until the earlier of a judgment or 30 months from the date of the suit. The Company has filed an answer and counterclaim for declaratory judgment of non-infringement and patent invalidity in the New Jersey case. In light of our answer in the New Jersey case, the Delaware suit was voluntarily dismissed by Janssen. Following receipt of the Company’s subsequent notice letter to Janssen for the 24 mg strength of this drug, Janssen filed an additional suit against the Company based on the ANDA filing for the 24 mg strength. We expect this case to be consolidated with the earlier suit against the Company. Janssen also sought to have the lawsuits against the Company consolidated with separate lawsuits against Barr and Sandoz pertaining to this product, which the Court has denied except for consolidation of the Company’s case with Barr’s case for discovery purposes and that there will be one Markman hearing for all three cases, which delays the previously scheduled Markman hearing by one month. Janssen is deferring depositions and is seeking a protective order from the Court to allow it not to proceed with depositions. The court has instructed the parties to agree on new deposition dates. The Company intends to vigorously defend its interests; however, it cannot give any assurance that it will prevail.

The Company is named as a defendant in a patent infringement case filed in the U.S. District Court for the District of New Jersey by Celgene Corporation (“Celgene”) and Novartis Pharmaceuticals Corporation and Novartis Pharma AG (collectively, “Novartis”) on October 4, 2007 and styled Celgene Corporation et al. v. KV Pharmaceutical Company. After the Company filed an ANDA with the FDA seeking permission to market a generic version of the 10 mg, 20 mg, 30 mg, and 40 mg strengths of Ritalin LA® methylphenidate hydrochloride extended-release capsules, Celgene and Novartis filed this lawsuit for patent infringement under the provisions of the Hatch-Waxman Act with respect to two patents owned by Celgene and licensed to Novartis. In the Company’s Paragraph IV certification, KV contended that its proposed generic versions do not infringe Celgene’s patents. Pursuant to the Hatch-Waxman Act, the filing date of the suit against the Company instituted an automatic stay of FDA approval of the Company’s ANDA until the earlier of a judgment, or 30 months from the date of the suit. The Company has been served with this complaint and has filed its answer and a counterclaim in the case, seeking a declaratory judgment of non-infringement, patent invalidity, and inequitable conduct in obtaining the patents.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

(Amounts in thousands, except per share data)

Celgene moved to disqualify the Company’s counsel in the case for an alleged conflict of interest, and the Court granted this motion in July 2008. The Company, in anticipation of this ruling, selected another firm which will now assume the defense of this lawsuit. The Company filed a motion for sanctions against plaintiffs pursuant to Rule 11 of the Federal Rules of Civil Procedure for bringing an action without proper basis, seeking an order dismissing the patent infringement complaint and awarding the Company its costs and attorneys’ fees. This motion was denied by the Court in July 2008, and the Company is evaluating an appeal. No trial date has yet been set. The Company intends to vigorously defend its interests; however, it cannot give any assurance that it will prevail.

The Company is named as a defendant in a patent infringement case brought by Purdue Pharma L.P., The P.F. Laboratories, Inc., and Purdue Pharmaceuticals L.P. (“Purdue”) on January 17, 2007 against it and an unrelated third party and styled Purdue Pharma L.P. et al. v. KV Pharmaceutical Company et al. filed in the U.S. District Court for the District of Delaware. After the Company filed an ANDA with the FDA seeking permission to market a generic version of the 10 mg, 20 mg, 40 mg, and 80 mg strengths of OxyContin® in extended-release tablet form, Purdue filed a lawsuit against KV for patent infringement under the provisions of the Hatch-Waxman Act with respect to three Purdue patents. In the Company’s Paragraph IV certification, KV contended that Purdue’s patents are invalid, unenforceable, or will not be infringed by KV’s proposed generic versions. On February 12, 2007, a second patent infringement lawsuit was filed in the same court against the Company by Purdue, asserting patent infringement under the same three patents with respect to the Company’s filing of an amendment to its ANDA with FDA to sell a generic equivalent of Purdue’s OxyContin® , 30 mg and 60 mg strengths, products. On June 6, 2007, a third patent infringement lawsuit was filed against the Company by Purdue in the U.S. District Court for the Southern District of New York, asserting patent infringement under the same three patents with respect to the Company’s filing of an amendment to its ANDA with FDA to sell a generic equivalent of Purdue’s OxyContin®, 15 mg strength, product. The two lawsuits filed in federal court in Delaware have been transferred to the federal court in New York for multi-district litigation purposes together with an additional lawsuit by Purdue against another unrelated company, also in federal court in New York. Purdue currently has similar lawsuits pending against additional unrelated companies in federal court in New York.

The Company filed answers and counterclaims against Purdue in all three lawsuits: asserting various defenses to Purdue’s claims; seeking declaratory relief of the invalidity, unenforceability and non-infringement of the Purdue patents; and asserting counterclaims against Purdue for violations of federal antitrust law, including Sherman Act §1 and §2 for monopolization, attempt to monopolize, and conspiracy to monopolize with respect to the U.S. market for controlled-release oxycodone, and agreements in unreasonable restraint of competition, and for intentional interference with valid business expectancy. Purdue has filed replies to the Company’s counterclaims.

Pursuant to the Hatch-Waxman Act, the filing date of the suit against the Company instituted an automatic stay of FDA approval of the Company’s ANDA until the earlier of a judgment, or 30 months from the date of the suit. The Court initially stayed all proceedings pending determining whether Purdue committed inequitable conduct in its dealings with the U.S. Patent and Trademark Office with respect to the issuance of its patents, which would render such patents unenforceable, and the Court’s subsequent decision on the issue. On January 7, 2008, the Court issued its decision finding that Purdue had not committed inequitable conduct with respect to the patents in suit. The Company, among others, has asked the Court to lift the stay so that the remainder of the case may resume but the stay has not yet been lifted. Discovery in the suit has not yet commenced but is expected to commence shortly after the stay is lifted on the case. No trial date has yet been set. The Company intends to vigorously defend its interests; however, it cannot give any assurance that it will prevail.

The Company and ETHEX are named as defendants in a case brought by CIMA LABS, Inc. and Schwarz Pharma, Inc. and styled CIMA LABS, Inc. et. al. v. KV Pharmaceutical Company et. al. filed in U.S. District Court for the District of Minnesota. CIMA alleged that the Company and ETHEX infringed on a CIMA patent in connection with the manufacture and sale of Hyoscyamine Sulfate Orally Dissolvable Tablets, 0.125 mg. The Court has entered a stay pending the outcome of the U.S. Patent and Trademark Office’s reexamination of a patent at issue in the suit. The Patent and Trademark Office has, to date, issued a final office action rejecting all existing and proposed new claims by CIMA with respect to this patent. CIMA has certain rights of appeal of this rejection of its claims and has exercised those rights. The Company intends to vigorously defend its interests in this litigation if the stay is lifted; however, it cannot give any assurance it will prevail or that the stay will be lifted.

The Company and its subsidiaries Ther-Rx Corporation and Drugtech Corporation, together with Albion International Inc., have filed a patent infringement case against Breckenridge Pharmaceutical, Inc. in the U.S. District Court for the Eastern District of Missouri on July 17, 2008, styled KV Pharmaceutical Company et. al. v.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

(Amounts in thousands, except per share data)

Breckenridge Pharmaceutical, Inc. The Company and the other plaintiffs allege that Breckenridge has infringed a patent owned by Albion which has been exclusively licensed to KV and its subsidiaries in the field of oral prescription products for prenatal products and hematinic products (including the Company’s Chromagen® and Chromagen® Forte hematinic products), among others, with respect to Breckenridge’s Multigen® and Multigen® Plus caplet products. The Company and other plaintiffs are seeking injunctive relief and damages from Breckenridge. The plaintiffs moved for a temporary restraining order against the continued launch of Breckenridge’s products, which was denied by the Court on July 28, 2008. At the direction of the Court, the parties are discussing potential scheduling for the trial on the merits. The Company and its subsidiaries intend to vigorously defend their interests; however, the Company cannot give any assurance they will prevail.

The Company and ETHEX are named as defendants in a case brought by Axcan ScandiPharm Inc. and styled Axcan ScandiPharm Inc. v. ETHEX Corporation et. al., filed in U.S. District Court in Minnesota on June 1, 2007. In general, Axcan alleges that ETHEX’s comparative promotion of its Pangestyme™ UL12 and Pangestyme™ UL18 products to Axcan’s Ultrase® MT12 and Ultrase® MT18 products resulted in false advertising and misleading statements under various federal and state laws, and constituted unfair and deceptive trade practices. The Company filed a motion for judgment on the pleadings in its favor on several grounds. The motion has been granted in part and denied in part by the court on October 19, 2007, with the court applying the statute of limitations to cut off Axcan’s claims concerning conduct prior to June 2001, determining that it was too early to determine whether laches or res judicata barred the suit, and rejecting the remaining bases for dismissal. Discovery has commenced and a trial date has been set for January 2010. Plaintiffs have recently filed a motion to amend their complaint to seek declaratory judgments that Axcan does not have “unclean hands” nor violated any antitrust or unfair competition laws. This motion has been denied by the court. Plaintiff has also filed a motion to compel discovery from the Company related to electronically stored documents and documents from a previous case. The Court has the motion under advisement. The Company intends to vigorously defend its interests; however, it cannot give any assurance that it will prevail.

On July 24, 2008, a federal action was filed against certain unapproved drug products manufactured by the Company, in the U.S. District Court for the Eastern District of Missouri, styled United States v. Various Quantities of Articles of Drug et. al. The Company received the complaint on July 29, 2008. In March 2008, representatives of the Missouri Department of Health and Senior Services, accompanied by representatives of the FDA, notified the Company of a hold on our inventory of certain unapproved drug products, restricting our ability to remove or dispose of those inventories without permission. In addition, the FDA expanded the hold to include other products that did not contain guaifenesin but were being marketed without FDA approval under certain “grandfather clauses” and statutory and regulatory exceptions to the pre-market approval requirement for “new drugs” under the FDCA. (FDA approval is not required in all instances for drugs to be sold in the marketplace, such as pre-1938 “grandfathered” products or certain drugs reviewed under the so-called DESI process). The court action is the process by which the FDA takes control of the products subject to the hold that are to be destroyed. The Company was not named in the complaint as a defendant.

The Company’s subsidiary, ETHEX Corporation, was named as a defendant in a product liability case filed in the U.S. District Court for the District of Louisiana by Rebecca Michelle Manguno in June 2008 and styled Manguno v. ETHEX Corporation. Manguno alleges that she has taken ETHEX’s morphine sulfate extended-release tablets since January 2007 and that she may have taken oversized tablets of such products, which she alleges caused medical problems. The time has not yet run to respond to the complaint. The Company intends to vigorously defend its interests in this litigation; however, it cannot give any assurance it will prevail. In addition to this litigation, the Company has received multiple adverse event reports from other individuals concerned as to whether they may have taken oversized tablets of this drug prior to the recent recall of ETHEX’s morphine sulfate tablets in the United States and Canada.

The Company and ETHEX were named as co-defendants in a suit in the U.S. District Court for the Southern District of Florida filed by the personal representative of the estate of Joyce Hoyle and her children in connection with Ms. Hoyle’s death in 2003, allegedly from oxycodone toxicity styled Thomas Hoyle v. Purdue Pharma et al. The suit alleged that between June 2001 and May 2003 Ms. Hoyle was prescribed and took three different opiate pain medications manufactured and sold by the defendants, including one product, oxycodone, that was manufactured by the Company and marketed by ETHEX, and that such medications were promoted without sufficient warnings about the side effect of addiction. The causes of action were strict liability for an inherently dangerous product, negligence, breach of express and implied warranty and breach of implied warranty of fitness for a particular purpose. The discovery process had not yet begun, and the court had set the trial to commence in July 2007. The plaintiff and the Company agreed, however, to a tolling agreement, under which the plaintiff dismissed the case without prejudice in return for the Company’s agreement to toll the statute of limitations in the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

(Amounts in thousands, except per share data)

event the plaintiff refiled its case in the future. The case was dismissed without prejudice. On January 18, 2008, the Company and ETHEX were served with a new complaint, substantially similar to the earlier law suit. KV and ETHEX filed an answer to the new complaint, as well as a motion to dismiss the lawsuit based on expiration of the statute of limitations. With the agreement of the plaintiff, this motion to dismiss has been granted with prejudice by the court in the Company’s favor.

The Company has been advised that one of its former distributor customers is being sued in Florida state court in a case captioned Darrian Kelly v. K-Mart et. al. for personal injury allegedly caused by ingestion of K-Mart diet caplets that are alleged to have been manufactured by the Company and to contain phenylpropanolamine, or PPA. The distributor has tendered defense of the case to the Company and has asserted a right to indemnification for any financial judgment it must pay. The Company previously notified its product liability insurer of this claim in 1999 and again in 2004, and the Company has demanded that the insurer assume the Company’s defense. The insurer has stated that it has retained counsel to secure additional factual information and will defer its coverage decision until that information is received. The Company intends to vigorously defend its interests; however, it cannot give any assurance that it will not be impleaded into the action, or that, if it is impleaded, that it would prevail.

KV’s product liability coverage for PPA claims expired for claims made after June 15, 2002. Although the Company renewed its product liability coverage for coverage after June 15, 2002, that policy excludes future PPA claims in accordance with the standard industry exclusion. Consequently, as of June 15, 2002, the Company will provide for legal defense costs and indemnity payments involving PPA claims on a going forward basis as incurred. Moreover, the Company may not be able to obtain product liability insurance in the future for PPA claims with adequate coverage limits at commercially reasonable prices for subsequent periods. From time to time in the future, KV may be subject to further litigation resulting from products containing PPA that it formerly distributed. The Company intends to vigorously defend its interests in the event of such future litigation; however, it cannot give any assurance it will prevail.

The Company was named as a defendant in a case filed in U.S. District Court for the Eastern District of Missouri by AstraZeneca AB, Aktiebolaget Hassle and AstraZeneca LP (collectively, “AstraZeneca”) and styled AstraZeneca AB et. al. v. KV Pharmaceutical Company. After the Company filed ANDAs with the FDA seeking permission to market a generic version of the 25 mg, 50 mg, 100 mg, and 200 mg strengths of Toprol-XL® in extended-release capsule form, AstraZeneca filed lawsuits against KV for patent infringement under the provisions of the Hatch-Waxman Act. In the Company’s Paragraph IV certification, KV contended that its proposed generic versions do not infringe AstraZeneca’s patents. Pursuant to the Hatch-Waxman Act, the filing date of the suit against the Company instituted an automatic stay of FDA approval of the Company’s ANDA until the earlier of a judgment, or 30 months from the date of the suit. The Company filed motions for summary judgment with the District Court in Missouri alleging, among other things, that AstraZeneca’s patent is invalid and unenforceable. These motions were granted and AstraZeneca appealed. On July 23, 2007, the Court of Appeals for the Federal Circuit affirmed the decision of the District Court below with respect to the invalidity of AstraZeneca’s patent but reversed and remanded with respect to inequitable conduct by AstraZeneca. AstraZeneca filed for rehearing by the Federal Circuit, which was denied and the time has now run with respect to any petition for certiorari to the United States Supreme Court. As a result, the Company no longer faces the prospect of any liability to AstraZeneca in connection with this lawsuit. KV continued to proceed with its counterclaim against AstraZeneca for inequitable conduct in obtaining the patents that have been ruled invalid, in order to recover the Company’s defense costs, including legal fees. In May 2008, the Company entered into a settlement agreement with AstraZeneca and settled its remaining counterclaims against AstraZeneca in exchange for a payment of $2.7 million. This payment is reflected as a reduction of selling and administrative expense in the Consolidated Statements of Income for the quarter ended June 30, 2008. This case has now been resolved.

The Company and/or ETHEX have been named as defendants in certain multi-defendant cases alleging that the defendants reported improper or fraudulent pharmaceutical pricing information, i.e., Average Wholesale Price, or AWP, and/or Wholesale Acquisition Cost, or WAC, information, which caused the governmental plaintiffs to incur excessive costs for pharmaceutical products under the Medicaid program. Cases of this type have been filed against the Company and/or ETHEX and other pharmaceutical manufacturer defendants by the States of Massachusetts, Alabama, Mississippi, Utah and Iowa, New York City, and approximately 45 counties in New York State. The State of Mississippi effectively voluntarily dismissed the Company and ETHEX without prejudice on October 5, 2006 by virtue of the State’s filing an Amended Complaint on such date that does not name either the Company or ETHEX as a defendant. In the remaining cases, only ETHEX is a named defendant. On August 13, 2007, ETHEX settled the Massachusetts lawsuit for $575 in cash and pharmaceutical products valued at $150, both of which are to

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

(Amounts in thousands, except per share data)

be paid or delivered over the next two years, and received a general release; no admission of liability was made. The New York City case and all New York county cases (other than the Erie, Oswego and Schenectady County cases) have been transferred to the U.S. District Court for the District of Massachusetts for coordinated or consolidated pretrial proceedings under the Average Wholesale Price Multidistrict Litigation. The cases pertaining to the State of Alabama, Erie County, Oswego County, and Schenectady County were removed to federal court by a co-defendant in October 2006, but all of these cases have since been remanded to the state courts in which they originally were filed. A motion is pending in New York state court to coordinate the Oswego, Erie and Schenectady Counties cases. Each of these actions is in the early stages, with fact discovery commencing or ongoing in the Alabama case and the federal cases involving New York City and 42 New York counties. On October 24, 2007, ETHEX was served with a complaint filed in Utah state court by the State of Utah naming it and nine other pharmaceutical companies as defendants in a pricing suit. On November 19, 2007, the State of Utah filed an amended complaint. The Utah suit has been removed to federal court and a motion has been filed to transfer the case to the MDL litigation for pretrial coordination. The State is seeking to remand the case to state court, and the decision is pending before the court. The time for ETHEX to answer or respond to the Utah complaint has not yet run. On October 9, 2007, the State of Iowa filed a complaint in federal court in Iowa naming ETHEX and 77 other pharmaceutical companies as defendants in a pricing suit. ETHEX and the other defendants have filed a motion to dismiss the Iowa complaint, which motion has been brief by the parties and is awaiting resolution by the Court. The Company intends to vigorously defend its interests in the actions described above; however, it cannot give any assurance it will prevail.

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

On September 15, 2006, a shareholder derivative suit, captioned Fuhrman v. Hermelin et al., was filed in state court in St. Louis, Missouri against the Company, as nominal defendant, and seven present or former officers and directors, alleging that defendants had breached their fiduciary duties and engaged in unjust enrichment in connection with the granting, dating, expensing and accounting treatment of past grants of stock options between 1995 and 2002 to six current or former directors or officers. Relief sought included damages, disgorgement of backdated stock options and their proceeds, attorneys’ fees, and equitable relief. On February 26, 2007, the Fuhrman lawsuit was dismissed without prejudice by the plaintiff in state court, and a lawsuit, captioned Krasick v. Hermelin et al., was filed in the U.S. District Court for the Eastern District of Missouri by the same law firms as in the Fuhrman lawsuit, with a different plaintiff. The Krasick lawsuit was also a shareholder derivative suit filed against the Company, as nominal defendant, and 19 present or former officers and directors. The complaint asserted within its fiduciary duties claims allegations that the officers and/or directors of KV improperly (including through collusion and aiding and abetting) backdated stock option grants in violation of shareholder-approved plans, improperly recorded and accounted for the allegedly backdated options in violation of GAAP, improperly took tax deductions under the Internal Revenue Code, disseminated and filed false financials and false SEC filings in violation of federal securities laws and rules thereunder, and engaged in insider trading and misappropriation of information. Relief sought included damages, a demand for accounting and recovery of the benefits allegedly improperly received, rescission of the allegedly backdated stock options and disgorgement of their proceeds, and reasonable attorney’s fees, in addition to equitable relief, including an injunction to require the Company to change certain of its corporate governance and internal control procedures. On May 11, 2007, the Company learned of the filing of another lawsuit, captioned Gradwell v. Hermelin et al., also in the U.S. District Court for the Eastern District of Missouri. The complaint was brought by the same law firms that brought the Krasick litigation and was substantively the same as in the Krasick litigation, other than being brought on behalf of a different plaintiff and eliminating one individual defendant from the suit. On July 18, 2007, the Krasick and Gradwell suits were refiled as a consolidated action in U.S. District Court for the Eastern District of Missouri, styled In re K-V Pharmaceutical Company Derivative Litigation, which was substantively the same as the Krasick and Gradwell suits. The Company moved to terminate the litigation based on a determination by members of a Special Committee of the Board of Directors that continuation of the litigation was not in the best interest of KV and its shareholders. All individual officer and director defendants joined in that motion. Plaintiffs filed a motion for rule to show cause why the defendants’ motion to terminate the lawsuit should not be stricken and dismissed. On February 15, 2008, the Court stayed proceedings in the case until April 9, 2008, to permit mediation pursuant to the parties’ stipulation. Mediation occurred on April 2, 2008. On May 23, 2008, all remaining parties to the litigation filed a proposed settlement with the court which, if approved by the court, would resolve all claims asserted in the Action. The

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

(Amounts in thousands, except per share data)

proposed settlement provides for a payment of fees and expenses to plaintiffs’ counsel not to exceed $1,650, which amount is expected to be covered by insurance. The proposed settlement received preliminary approval by the Court on June 3, 2008. Notice of the terms of the settlement has been mailed to all shareholders of record as of May 23, 2008 and a final fairness hearing has been scheduled by the Court to be conducted on August 26, 2008.

In the course of the Special Committee’s investigation, by letter dated December 18, 2006, the Company was notified by the SEC staff that it had commenced an investigation with respect to the Company’s stock option plans, grants, exercises, and accounting treatment. The Company has cooperated with the SEC staff in its investigation and, among other things, has provided them with copies of the Special Committee’s report and all documents collected by the Special Committee in the course of its review. In December 2007, the SEC staff, pursuant to a formal order of investigation, issued subpoenas for additional documents and testimony by certain employees. The production of additional documents called for by the subpoena and the testimony of the employees was completed in May 2008.

The Company has received a subpoena from the Office of Inspector General of the Department of Health and Human Services, seeking documents with respect to two of ETHEX’s nitroglycerin products. Both are unapproved products, that is, they have not received FDA approval. (FDA approval is not necessarily required for all drugs to be sold in the marketplace, such as pre-1938 “grandfathered” products or certain drugs reviewed under the so-called DESI process. The Company believes that its two products come within these exceptions.) The subpoena states that it is in connection with an investigation into potential false claims under Title 42 of the U.S. Code, and appears to pertain to whether these products are eligible for reimbursement under federal health care programs, such as Medicaid and VA programs. On July 2, 2008, the Company received a supplementary subpoena in this matter, seeking additional documents and information.

Resolution of any of the matters discussed above could have a material adverse effect on the Company’s results of operations or financial condition.

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

See the 2009 Form 10-K for disclosure of certain events and transactions that occurred after August 11, 2008, including those related to the Company’s litigation and the plea agreement entered into with the Department of Justice.

19. INCOME TAXES

The Company adopted FASB Interpretation 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”), effective April 1, 2007. FIN 48 prescribes accounting for and disclosure of uncertainty in tax positions.

The consolidated balance sheets reflect liabilities for unrecognized tax benefits of $12,116 and $11,657 as of June 30, 2008 and March 31, 2008, respectively. Accrued interest and penalties included in the consolidated balance sheets were $2,594 and $2,311 as of June 30, 2008 and March 31, 2008, respectively.

The Company recognizes interest and penalties associated with uncertain tax positions as a component of income tax expense in the consolidated statements of income.

It is anticipated the Company will recognize approximately $1,500 of unrecognized tax benefits within the next 12 months as a result of the expected expiration of the relevant statute of limitations.

The Company is subject to taxation in the U.S. and various states and is subject to examination by those authorities. The Company’s federal statute of limitations has expired for fiscal years prior to 2005 and the relevant state statutes

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

(Amounts in thousands, except per share data)

vary. The Company was audited by the Internal Revenue Service (the “IRS”) for its March 31, 2006 and 2007 tax years. The IRS also audited the employment tax returns of the Company for calendar years 2004, 2005, 2006 and 2007.

An income tax benefit has resulted from the determination that certain non-qualified stock options for which stock-based compensation expense was recorded will create an income tax deduction. This tax benefit has resulted in an increase to the Company’s deferred tax assets for stock options prior to the occurrence of a taxable event or the forfeiture of the related options. Upon the occurrence of a taxable event or forfeiture of the underlying options, the corresponding deferred tax asset is reversed and the excess or deficiency in the deferred tax asset is recorded to paid-in capital in the period in which the taxable event or forfeiture occurs.

The Company determined that certain options previously classified as Incentive Stock Options (“ISOs”) grants were determined to have been granted with an exercise price below the fair market value of the Company’s stock on the revised measurement dates. Under Internal Revenue Code Section 422, ISOs may not be granted with an exercise price less than the fair market value on the date of grant, and therefore these grants would not qualify for ISO tax treatment. The disqualification of ISO classification exposes the Company and the affected employees to payroll related withholding taxes once the underlying shares are released from the post exercise two-year forfeiture period and the substantial risk of forfeiture has lapsed, which creates a taxable event. The Company and the affected employees may also be subject to interest and penalties for failing to properly withhold taxes and report the taxable event on their respective tax returns. The Company is currently reviewing the potential disqualification of ISO grants and the related withholding tax implications with the IRS in an effort to reach agreement on the resulting tax liability. As of June 30, 2008 and March 31, 2008, the consolidated balance sheets included accrued liabilities of $10,234 and $9,765, respectively, related to this matter.

Management regularly evaluates the Company’s tax positions taken on filed tax returns using information about recent court decisions and legislative activities. Many factors are considered in making these evaluations, including past history, recent interpretations of tax law, and the specific facts and circumstances of each matter. Because tax law and regulations are subject to interpretation and tax litigation is inherently uncertain, these evaluations can involve a series of complex judgments about future events and can rely heavily on estimates and assumptions. The recorded tax liabilities are based on estimates and assumptions that have been deemed reasonable by management. However, if the Company’s estimates are not representative of actual outcomes, recorded tax liabilities could be materially impacted.

20. SUBSEQUENT EVENTS

See the 2009 Form 10-K for disclosure of certain events and transactions that occurred after August 11, 2008, including but not limited to: the Audit Committee’s internal investigation; the nationwide recall and suspension of shipment of all products manufactured by the Company; the consent decree with the FDA; changes in debt agreements; impairment of assets; litigation and other contingencies, including the ongoing private litigation and governmental inquiries; the plea agreement entered into with the Department of Justice; discontinued operations due to the planned sale of PDI; entry into new material agreements; and amendments to existing material agreements.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Except for the historical information contained herein, the following discussion contains forward-looking statements that are subject to known and unknown risks, uncertainties, and other factors that may cause our actual results to differ materially from those expressed or implied by those forward-looking statements. These risks, uncertainties and other factors are discussed under the caption Item 1A—“Risk Factors” in our 2009 Form 10-K , and above under the caption “Cautionary Note Regarding Forward-Looking Statements.” In addition, the following discussion and analysis of financial condition and results of operations, which gives effect to the restatement and to the correction of immaterial errors in our prior period consolidated financial statements, as more fully described in Note 3—“Restatement of Consolidated Financial Statements and Correction of Immaterial Errors in Prior Period Consolidated Financial Statements” of the Notes to the Consolidated Financial Statements in this Amendment No. 1 on Form 10-Q/A, should be read in conjunction with the consolidated financial statements, the related notes to consolidated financial statements and Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our 2009 Form 10-K, and the unaudited interim consolidated financial statements and related notes to unaudited interim consolidated financial statements included in Part I, Item 1 of this Amendment No. 1 on Form 10-Q/A.

Please note that this Amendment No. 1 on Form 10-Q/A does not reflect the events occurring after the filing of the Original Form 10-Q and does not revise or update disclosure affected by subsequent events, other than the discussion of our liquidity considerations after June 30, 2008 and conditions that raise substantial doubt about our ability to continue as a going concern set forth in Note 2—“Going Concern and Liquidity Considerations” of the Notes to the Consolidated Financial Statements contained herein. In addition, forward-looking statements made in the Original Form 10-Q have not been revised to reflect the passage of time, events, results or developments that occurred or facts that became known to us after the date of the Original Form 10-Q, and such forward-looking statements should be read in their historical context.

Background

Unless the context otherwise indicates, when we use the words “we,” “our,” “us,” “our company” or “KV” we are referring to K-V Pharmaceutical Company and its wholly-owned subsidiaries, including Ther-Rx Corporation (“Ther-Rx”), ETHEX Corporation (“ETHEX”) and Particle Dynamics, Inc. (“PDI”).

We are a fully integrated specialty pharmaceutical company that develops, manufactures, acquires and markets technologically-distinguished branded and generic/non-branded prescription pharmaceutical products. We have a broad range of dosage form manufacturing capabilities, including tablets, capsules, creams, liquids and ointments. We conduct our branded pharmaceutical operations through Ther-Rx and our generic/non-branded pharmaceutical operations through ETHEX, which focuses principally on technologically-distinguished generic products. Through PDI, we develop, manufacture and market technologically advanced, value-added raw material products for the pharmaceutical industry and other markets.

We have a diverse portfolio of drug delivery technologies which we have utilized in our brand name and specialty generic products. We have developed and patented drug delivery and formulation technologies primarily in four principal areas: SITE RELEASE® , oral controlled release, tastemasking and oral quick dissolving tablets. We incorporate these technologies in the products we market to control and improve the absorption and utilization of active pharmaceutical compounds. These technologies provide a number of benefits, including reduced frequency of administration, reduced side effects, improved drug efficacy, enhanced patient compliance and improved taste.

Significant Recent Developments

See the 2009 Form 10-K for disclosure of certain recent events and transactions, including but not limited to: the Audit Committee’s internal investigation; the nationwide recall and suspension of shipment of all products manufactured by the Company; the consent decree with the FDA; changes in debt agreements; impairment of assets; litigation and other contingencies, including the ongoing private litigation and governmental inquiries; the plea agreement entered into with the Department of Justice; discontinued operations due to the planned sale of PDI; entry into new material agreements; and amendments to existing material agreements.

Restatement of Consolidated Financial Statements

This Amendment No. 1 on Form 10-Q/A reflects the restatement of our consolidated balance sheet as of June 30, 2008 and the related consolidated statement of income and cash flows for the three months ended June 30, 2008, which were included in the Original Form 10-Q. See Note 3—“Restatement of Consolidated Financial Statements and Correction of Immaterial Errors in Prior Period Consolidated Financial Statements” of the Notes to the Consolidated Financial Statements in this Amendment No. 1 on Form 10-Q/A for information on the restatement.

Results of Operations

Net revenues for the three months ended June 30, 2008 increased $23.1 million, or 20.3%, to $136.5 million as we experienced sales growth of 38.5% in our specialty generics/non-branded products segment. Sales of the 25 mg, 50 mg, 100 mg and 200 mg strengths of metoprolol succinate extended-release tablets (“metoprolol”), which collectively generated net revenues of $31.8 million during the three months ended June 30, 2008, contributed to the increase in specialty generic/non-branded net revenues. There were no sales of these products in the three months ended June 30, 2007, as they had not yet been introduced. The increase in specialty generic/non-branded net revenues was offset in part by a reduction of $8.7 million in sales from our cough/cold product line resulting from an FDA hold on certain unapproved generic/non-branded products. The overall increase in net sales resulted in a $15.7 million increase in gross profit. Operating expenses increased $8.3 million, due primarily to increases in personnel costs, branded marketing and promotions expense, research and development expense, and amortization of intangibles. The increase in gross profit, offset in part by the increase in operating expenses, resulted in a $7.4 million increase in operating income. Operating expenses for the three months ended June 30, 2008 and 2007 also included purchased in-process research and development expenses of $2.0 million and $10.0 million recorded in connection with the Gestiva™ acquisition in fiscal year 2009 and the Evamist™ acquisition in fiscal year 2008, respectively (see Note 5—“Acquisitions” of the Notes to the Consolidated Financial Statements in this Amendment No. 1 on Form 10-Q/A). As a result, net income for the quarter increased $2.3 million, or 70.5%, to $5.6 million.

Net Revenues by Segment

	Three Months Ended June 30,
			Change
($ in thousands):	2008 (as restated)	2007	$	%
Branded products	$48,206	$49,945	$(1,739)	(3.5)%
as % of net revenues	35.3%	44.0%
Specialty generics/non-branded	82,693	59,706	22,987	38.5%
as % of net revenues	60.6%	52.6%
Specialty materials	5,470	3,614	1,856	51.4%
as % of net revenues	4.0%	3.2%
Other	161	190	(29)	(15.3)%

Total net revenues	$136,530	$113,455	$23,075	20.3%

The decrease in branded product sales was due primarily to lower sales of our anti-infective product, Gynazole-1®. Net revenues for Gynazole-1® declined $2.0 million, or 21.7%, due primarily to a decline in the overall demand for inter-vaginal products. During the three months ended June 30, 2008, increases in net revenues from our cardiovascular and hematinic products were offset by a decline in net sales of our advanced prescription nutritional products. Net sales of our hematinic products increased $0.8 million during the three months ended June 30, 2008 due to sales volume growth of Repliva 21/7™ coupled with price increases in our other hematinic products. Our cardiovascular product line generated increased net revenues of $0.6 million during the three months ended June 30, 2008 due to an increase both in sales volume and pricing. Sales from our PreCare® product line declined $1.4 million, or 5.1%, as larger-than-normal customer purchases were made during the comparative prior quarter in anticipation of June 2007 price increases.

The increase in specialty generic/non-branded net revenues was primarily due to sales of the 25 mg, 50 mg, 100 mg and 200 mg strengths of metoprolol, the generic version of Toprol-XL® (marketed by AstraZeneca). In fiscal year 2006, we received a favorable court ruling in a Paragraph IV patent infringement action filed against us by AstraZeneca based on our ANDA submissions to market the 100 mg and 200 mg strengths of metoprolol. Since we were the first company to file with the FDA for generic approval of these two dosage strengths, we were accorded the opportunity for a 180-day exclusivity period to market them. We began shipping these two products in July 2007. We began shipping the 25 mg and 50 mg strengths of metoprolol upon approval in March 2008 and May 2008, respectively. These four products generated net revenues of $31.8 million during the three months ended June 30, 2008. The increase in specialty generic/non-branded net revenues was offset in part by a reduction of $8.7 million in sales from our cough/cold product line resulting from an FDA hold on certain unapproved generic/non-branded products that occurred in March 2008. During most of fiscal year 2008, we marketed approximately 30 products in our generic/non-branded respiratory line, which consisted primarily of cough/cold products. As a result of the FDA hold, we marketed only one generic cough/cold product, which was FDA approved, during fiscal year 2009.

The increase in net revenues at our specialty materials segment for the three months ended June 30, 2008 was primarily due to increased sales volume in our calcium carbonate business. We also were favorably impacted by price increases across our specialty material product lines.

Gross Profit by Segment

	Three Months Ended June 30,
			Change
($ in thousands):	2008 (as restated)	2007	$	%
Branded products	$42,686	$43,829	$(1,143)	(2.6)%
as % of net revenues	88.6%	87.8%
Specialty generics/non-branded	46,200	33,101	13,099	39.6%
as % of net revenues	55.9%	55.4%
Specialty materials	2,646	1,252	1,394	111.3%
as % of net revenues	48.4%	34.6%
Other	(2,485)	(4,821)	2,336	48.5%

Total gross profit	$89,047	$73,361	$15,686	21.4%
as % of total net revenues	65.2%	64.7%

The increase in gross profit was primarily due to the sales growth experienced by our specialty generics and specialty materials segments. The increase in specialty generic/non-branded net revenues was impacted by sales of the 25 mg, 50 mg, 100 mg and 200 mg strengths of metoprolol, which collectively generated net revenues of $31.8 million during the three months ended June 30, 2008. The gross profit percentages at our specialty generic/non-branded segment and on a consolidated basis increased over the prior year comparative quarter primarily because the four strengths of metoprolol generated relatively higher margins than our other generic/non-branded products.

The “Other” category for gross profit reflected above includes the impact of contract manufacturing revenues, pricing and production variances, and changes to inventory reserves associated with production. Any inventory reserve changes associated with finished goods are reflected in the applicable segment. The fluctuation in the “Other” category was primarily due to decreases in our inventory reserves, coupled with the impact of favorable production variances.

Research and Development

	Three Months Ended June 30,
			Change
($ in thousands):	2008 (as restated)	2007	$	%
Research and development	$15,517	$11,284	$4,233	37.5%
as % of net revenues	11.4%	10.0%

Research and development expenses consist mainly of personnel-related costs and costs related to bioequivalency studies for proposed generic products, laboratory and preclinical tests for proposed branded products, clinical studies to determine the safety and efficacy of proposed branded products, and material used in research and development activities. The increase in research and development expense was primarily due to higher costs associated with the testing of drugs under development due to an increased level of bioequivalency studies and clinical trials coupled with increased personnel expenses related to the growth of our research and development staff. The size of the research and development staff grew 24.0% at June 30, 2008 as compared to staffing levels at June 30, 2007.

Purchased In-Process Research and Development

	Three Months Ended June 30,
			Change
($ in thousands):	2008	2007	$	%
Purchased in-process research and development	$2,000	$10,000	$(8,000)	(80.0)%
as % of net revenues	1.5%	8.8%

In January 2008, we entered into a definitive asset purchase agreement to acquire the U.S. and worldwide rights to Gestiva™ (17-alpha hydroxyprogesterone caproate) (see Note 5—“Acquisitions” of the Notes to the Consolidated Financial Statements in this Amendment No. 1 on Form 10-Q/A). Under the terms of the asset purchase agreement, we made a $2.0 million cash payment in May 2008 upon achievement of a milestone and a $7.5 million cash payment in January 2008 at closing. Because the product was not FDA approved at the time when these payments were made, we recorded in-process research and development charges of $2.0 million and $7.5 million during the three months ended June 30, 2008 and March 31, 2008, respectively.

In May 2007, we completed the acquisition of the U.S. marketing rights to Evamist™, a new estrogen replacement therapy product delivered with a patented metered-dose transdermal spray system, from VIVUS, Inc (see Note 5—“Acquisitions” of the Notes to Consolidated Financial Statements in this Amendment No. 1 on Form 10-Q/A). Under the terms of the Agreement, we paid $10.0 million in cash at closing and made a cash payment of $141.5 million in July 2007 when final approval of the product was received from the FDA. Since the product had not yet obtained FDA approval when the initial payment was made at closing, we recorded a $10.0 million in-process research and development charge during the three months ended June 30, 2007.

Selling and Administrative

	Three Months Ended June 30,
			Change
($ in thousands):	2008 (as restated)	2007	$	%
Selling and administrative	$57,149	$47,314	$9,835	20.8%
as % of net revenues	41.9%	41.7%

The increase in selling and administrative expenses was primarily due to:

•	$3.8 million of marketing and promotion expenses related to the product launch of Evamist™;

•

$2.4 million increase in personnel costs due to increases in management, sales and other personnel of which $1.6 million related to the expansion of our branded sales force initiated in the third quarter of fiscal 2008;

•	$1.8 million increase in branded marketing and promotions expense on our existing brands; and

•	$0.9 million increase in expenses for consulting and other professional services.

Amortization of Intangible Assets

	Three Months Ended June 30,
			Change
($ in thousands):	2008	2007	$	%
Amortization of intangible assets	$3,401	$1,185	$2,216	187.0%
as % of net revenues	2.5%	1.0%

The increase in the amortization of intangible assets was primarily due to the purchase of Evamist™ in May 2007 and the impact of intangible assets that we recorded thereon (see Note 5—“Acquisitions” of the Notes to the Consolidated Financial Statements in this Amendment No. 1 on Form 10-Q/A). Under terms of the purchase agreement, we made two cash payments: $10.0 million was paid in May 2007 and expensed as in-process research and development and $141.5 million was paid in July 2007 when final approval of the product was received from the FDA. The final purchase price allocation completed during the quarter ended June 30, 2008 resulted in estimated identifiable intangible assets of $44.1 million for product rights; $12.8 million for trademark rights; $82.5 million for rights under a sublicense agreement; and $2.1 million for a covenant not to compete. Upon FDA approval in July 2007, we began amortizing the product rights, trademark rights and rights under the sublicense agreement over 15 years and the covenant not to compete over nine years.

Operating Income

	Three Months Ended June 30,
			Change
($ in thousands):	2008 (as restated)	2007	$	%
Operating income	$10,980	$3,578	$7,402	206.9%

The improvement in operating income was attributable to sales of the 25 mg, 50 mg, 100 mg and 200 mg strengths of metoprolol, which collectively generated net revenues of $31.8 million during the three months ended June 30, 2008. The overall increase in net sales resulted in a $15.7 million increase in gross profit, which was offset in part by an $8.3 million increase in operating expenses. Operating expenses for the three months ended June 30, 2008 and 2007 also included purchased in-process research and development expenses of $2.0 million and $10.0 million recorded in connection with the Gestiva™ and Evamist™ acquisitions, respectively (see Note 5—“Acquisitions” of the Notes to the Consolidated Financial Statements in this Amendment No. 1 on Form 10-Q/A).

Interest Expense

	Three Months Ended June 30,
			Change
($ in thousands):	2008 (as restated)	2007	$	%
Interest expense	$2,518	$2,130	$388	18.2%

The increase in interest expense resulted primarily from interest incurred on the $30.0 million of borrowings made under our credit facility in August 2007 coupled with the impact of a higher interest rate paid on the $200.0 million principal amount of Contingent Convertible Subordinated Notes (the “Notes”). In November 2007, the average trading price of the Notes reached the threshold for the applicable five-day trading period that resulted in the payment of contingent interest and for the period from November 16, 2007 to May 15, 2008, and as a result, the Notes bore interest at a rate of 3.00% per annum. In May 2008, the average trading price of the Notes fell below the contingent interest threshold for the five-day trading period and beginning May 16, 2008 the Notes began to bear interest at a rate of 2.50% per annum.

Interest and Other Income

	Three Months Ended June 30,
			Change
($ in thousands):	2008 (as restated)	2007	$	%
Interest and other income	$879	$4,123	$(3,244)	(78.7)%

The decrease in interest and other income for the quarter consisted of a decline in interest income of $1.7 million coupled with increased foreign currency transaction losses of $1.5 million on investments denominated in the Indian Rupee. The decrease in interest income was primarily due to the impact of lower short-term market interest rates, which reduced our weighted average interest rate on interest-earning assets to 2.88% for the three months ended June 30, 2008 compared to 5.11% for the prior year quarter.

Provision for Income Taxes

	Three Months Ended June 30,
			Change
($ in thousands):	2008 (as restated)	2007	$	%
Provision for income taxes	$3,770	$2,304	$1,466	63.6%
Effective tax rate	40.4%	41.4%

The increase in the provision for income taxes was mainly due to higher pretax income resulting from higher sales in our specialty generics/non-branded segment.

Liquidity and Capital Resources

Cash and cash equivalents and working capital were $94.2 million and $305.3 million, respectively, at June 30, 2008, compared to $88.5 million and $90.1 million, respectively, at March 31, 2008. Working capital is defined as total current assets minus total current liabilities. Our Notes contain conversion terms that impact whether they are classified as current or long-term liabilities and consequently affect our working capital position. The $200.0 million principal amount of Notes were classified as a current liability as of March 31, 2008 due to the holders having the right to require us to repurchase all or a portion of their Notes on May 16, 2008. Since no holders required us to repurchase all or a portion of their Notes on that date and because the next date on which holders may require us to repurchase all or a portion of their Notes is May 16, 2013, the Notes were classified as a long-term liability as of June 30, 2008.

The primary source of operating cash flow used in the funding of our businesses was internally generated funds from product sales. For the three months ended June 30, 2008, our net cash flow from operations was $12.5 million, compared to $10.0 million for the three months ended June 30, 2007. The increase in our net cash flow from operations was primarily due to the $2.3 million increase in net income for the quarter.

Net cash flow used in investing activities included capital expenditures of $4.3 million for the three months ended June 30, 2008, compared to $1.8 million for the corresponding prior year period. The increase in capital expenditures during the quarter was primarily for purchasing machinery and equipment to upgrade and expand our pharmaceutical manufacturing and distribution capabilities. Other investing activities during the three months ended June 30, 2008 consisted of $0.4 million in purchases of short-term marketable securities that were classified as available for sale and the $2.0 million milestone payment we made in conjunction with the Gestiva™ acquisition (see Note 5—“Acquisitions” of the Notes to the Consolidated Financial Statements in this Amendment No. 1 on Form 10-Q/A).

At June 30, 2008, our investment securities included $83.9 million in principal amount of auction rate securities (“ARS”). Consistent with our investment policy guidelines, the ARS held by us are AAA-rated securities with long-term nominal maturities secured by student loans which are guaranteed by the U.S. Government. Liquidity for the ARS is typically provided by an auction process which allows holders to sell their notes and resets the applicable interest rate at pre-determined intervals, typically between seven to 35 days. However, with the liquidity issues experienced in global credit and capital markets, the ARS experienced failed auctions beginning in February 2008 and throughout fiscal year 2009. An auction failure means that the parties wishing to sell their securities could not be matched with an adequate volume of buyers. The securities for which auctions have failed continue to accrue interest at the contractual rate and continue to be auctioned every seven, 14, 28 or 35 days, as the case may be, until the auction succeeds, the issuer calls the securities, or they mature.

The estimated fair value of our ARS holdings at June 30, 2008 was $79.9 million, which reflected a $4.0 million difference from the principal amount of $83.9 million. The estimated fair value of the ARS was based on a discounted cash flow model that considered, among other factors, the time to work out the market disruption in the traditional trading mechanism, the stream of cash flows (coupons) earned until maturity, the prevailing risk-free yield curve, credit spreads applicable to a portfolio of student loans with various tenures and ratings and an illiquidity premium. These factors were used in a Monte Carlo simulation based methodology to derive the estimated fair value of the ARS. Although the ARS continue to pay interest according to their stated terms, we have recorded as of June 30, 2008 unrealized losses of $2.5 million, net of tax, as a reduction to shareholders’ equity in accumulated other comprehensive loss, reflecting adjustments to the ARS holdings that we have concluded have a temporary decline in value.

ARS have historically been classified as short-term marketable securities in our consolidated balance sheet. Given the failed auctions, we reclassified the ARS held at March 31, 2008 from current assets to non-current assets and as of June 30, 2008 we continued to reflect the ARS as non-current assets (see Note 9—“Investment Securities” of the Notes to the Consolidated Financial Statements in this Amendment No. 1 on Form 10-Q/A for more information on the ARS).

Our debt balance, including current maturities, was $270.6 million at June 30, 2008, compared to $271.2 million at March 31, 2008.

In June 2007, we entered into an installment payment agreement with a financial institution related to the purchase of software products and the right to receive consulting or other services from the seller. Upon delivery of the products and services, the financial institution will pay the seller amounts owed for the software products and services. As a result of the installment payment agreement, we recorded debt in the amount of $1.7 million which will be paid ratably over 16 consecutive quarters to the financial institution. Also, in August 2007, we entered into another agreement with the same financial institution for the payment of additional consulting services that will be provided on a time and material basis. In exchange for the institution paying the seller for fees owed, we have recorded additional debt in the amount of $0.3 million which will be paid to the financial institution ratably over 16 consecutive quarters. The two installment payment agreements were discounted using an imputed annual interest rate that approximated our borrowing rate for similar debt instruments at the time of the borrowings.

In March 2006, we entered into a $43.0 million mortgage loan arrangement with one of our primary lenders, in part, to refinance $9.9 million of existing mortgages. The $32.8 million of net proceeds we received from the new mortgage loan was used for working capital and general corporate purposes. The mortgage loan, which is secured by three of our buildings, bears interest at a rate of 5.91% and matures on April 1, 2021.

In May 2003, we issued $200.0 million principal amount of Notes that are convertible, under certain circumstances, into shares of our Class A Common Stock at an initial conversion price of $23.01 per share. The Notes bear interest at a rate of 2.50% and mature on May 16, 2033. We are also obligated to pay contingent interest at a rate equal to 0.5% per annum during any six-month period commencing May 16, 2006, if the average trading price of the Notes per $1,000 principal amount for the five-trading day period ending on the third trading day immediately preceding the first day of the applicable six-month period equals $1,200 or more. In November 2007, the average trading price of the Notes reached the threshold for the applicable five-day trading period which resulted in the payment of contingent interest and beginning November 16, 2007 the Notes began to bear interest at a rate of 3.00% per annum. In May 2008, the average trading price of the Notes fell below the contingent interest threshold for the five-day trading period and beginning May 16, 2008 the Notes began to pay interest at a rate of 2.50% per annum. We may redeem some or all of the Notes at any time on or after May 21, 2006, at a redemption price, payable in cash, of 100% of the principal amount of the Notes, plus accrued and unpaid interest (including contingent interest, if any) to the date of redemption. Holders may require us to repurchase all or a portion of their Notes on May 16, 2013, 2018, 2023 and 2028, or upon a change in control, as defined in the indenture governing the Notes, at 100% of the principal amount of the Notes, plus accrued and unpaid interest (including contingent interest, if any) to the date of repurchase, payable in cash. Holders had the right to require us to repurchase all or a portion of their Notes on May 16, 2008 and, accordingly, we classified the Notes as a current liability as of March 31, 2008. Since no holders required us to repurchase all or a portion of their Notes on May 16, 2008 and because the next date holders may require us to repurchase all or a portion of their Notes is May 16, 2013, the Notes were classified as a long-term liability as of June 30, 2008. The Notes are subordinate to all of our existing and future senior obligations.

As of June 30, 2008, we had a credit agreement with ten banks that provided for a revolving line of credit for borrowing up to $320.0 million. The credit facility also included a provision for increasing the revolving commitment, at the lenders’ sole discretion, by up to an additional $50.0 million. This credit facility was unsecured unless we, under certain specified circumstances, utilized the facility to redeem part or all of our outstanding Notes. Interest was charged under the facility at the lower of the prime rate or one-month LIBOR plus 62.5 to 150 basis points, depending on the ratio of senior debt to EBITDA. The credit agreement contained financial covenants that imposed limits on dividend payments, required minimum equity, a maximum senior leverage ratio and minimum fixed charge coverage ratio. The credit facility had a five-year term expiring in June 2011. As of June 30, 2008, we had $30.0 million of cash borrowings outstanding under the facility and we were in compliance with all of our financial covenants

In December 2005, we entered into a financing arrangement with St. Louis County, Missouri related to expansion of our operations in St. Louis County (see Note 15—“Taxable Industrial Revenue Bonds” of the Notes to the Consolidated Financial Statements in this Amendment No. 1 on Form 10-Q/A). Up to $135.5 million of industrial revenue bonds may be issued to us by St. Louis County relative to capital improvements made through December 31, 2009. This agreement provides that 50% of the real and personal property taxes on up to $135.5 million of capital improvements will be abated for a period of 10 years subsequent to the property being placed in service. Industrial revenue bonds totaling $120.4 million were outstanding at June 30, 2008. The industrial revenue bonds are issued by St. Louis County to us upon our payment of qualifying costs of capital improvements, which are then leased by us for a period ending December 1, 2019, unless earlier terminated. We have the option at any time to discontinue the arrangement and regain full title to the abated property. The industrial revenue bonds bear interest at 4.25% per annum and are payable as to principal and interest concurrently with payments due under the terms of the lease. We have classified the leased assets as property and equipment and have established a capital lease obligation equal to the outstanding principal balance of the industrial revenue bonds. Lease payments may be made by tendering an equivalent portion of the industrial revenue bonds. As the capital lease payments to St. Louis County may be satisfied by tendering industrial revenue bonds (which is our intention), the capital lease obligation, industrial revenue bonds and related interest expense and interest income, respectively, have been offset for presentation purposes in the Consolidated Financial Statements.

See Note 2—“Going Concern and Liquidity Considerations” of the Notes to the Consolidated Financial Statements in this Amendment No. 1 on Form 10-Q/A for more information on our discussion of liquidity considerations after June 30, 2008 and conditions that raise substantial doubt about our ability to continue as a going concern.

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

Revenue Recognition and Provisions for Estimated Reductions to Gross Revenues

Revenue is generally realized or realizable and earned when persuasive evidence of an arrangement exists, the seller’s price to the buyer is fixed or determinable, the customer’s payment ability has been reasonably assured and title and risk of ownership have been transferred to the customer.

Concurrently with the recognition of revenue, we record estimated provisions for product returns, sales rebates, payment discounts, chargebacks, and other sales allowances. These provisions are established based upon consideration of a variety of factors, including but not limited to, historical relationship to revenues, historical payment and return experience, estimated and actual customer inventory levels, customer rebate arrangements, and current contract sales terms with wholesale and indirect customers. We record a liability for product returns related to recalls when their occurrence becomes probable.

From time to time, we provide incentives to our wholesale customers, such as trade show allowances or stocking allowances that they in turn use to accelerate distribution to their end customers. We believe that such incentives are normal and customary in the industry. Sales allowances are accrued and revenue is recognized as sales are made pursuant to the terms of the allowances offered to the customer. Due to the nature of these allowances, we believe we are able to accurately calculate the required provisions for the allowances based on the specific terms in each agreement. Additionally, customers will normally purchase additional product ahead of regular demand to take advantage of the temporarily lower cost resulting from the sales allowances. This practice has been customary in the industry and we believe would be part of a customer’s ordinary course of business inventory level. We reserve the right, with our major wholesale customers, to limit the amount of these forward buys. Sales made as a result of allowances offered on our specialty generics product line in conjunction with trade shows sponsored by our major wholesale customers and for other promotional programs accounted for 18.7% and 11.7% of total gross revenues for the three months ended June 30, 2008 and 2007, respectively.

In addition, we understand that certain of our wholesale customers may try to anticipate the timing of price increases and have made, and may continue to make, business decisions to buy additional product in anticipation of future price increases. This practice has been customary in the industry and we believe would be part of a customer’s ordinary course of business inventory level.

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

The following table reflects the activity during the three months ended June 30, 2008 for each accounts receivable reserve or accrued liability:

(in thousands)	Beginning Balance	Related to Sales Made in the Current Period		Related to Sales Made in Prior Periods	or Credits in the Current Period	Ending Balance
Three Months Ended June 30, 2008		(as restated	)		(as restated )	(as restated	)
Accounts Receivable Reserves:
Chargebacks	$18,103	$48,816		$—	$(44,313)	$22,606
Cash Discounts and Other Allowances	3,848	4,759		—	(4,280)	4,327
Liabilities:
Sales Rebates	12,585	16,236		2,528	(15,718)	15,631
Sales Returns	3,950	2,917		—	(4,704)	2,163
Recall Returns	346	—		—	—	346
Medicaid Rebates	7,953	4,221		—	(2,653)	9,521
Other	6,120	13,128		—	(9,529)	9,719

Total	$52,905	$90,077		$2,528	$(81,197)	$64,313

The estimation process used to determine our reserve provisions has been applied on a consistent basis and no material adjustments have been necessary to increase or decrease our reserves as a result of a significant change in underlying estimates. We use a variety of methods to assess the adequacy of our reserves to ensure our financial statements are fairly stated. These include reviews of customer inventory data, customer contract programs and product pricing trends to analyze and validate the reserves.

The increase in the reserve for chargebacks at June 30, 2008 was primarily due to chargeback reserves established on the 50 mg strength of metoprolol, which was launched upon approval by the FDA in May 2008. The increase in the liability for sales rebates at June 30, 2008 was primarily due to the impact of certain rebates accrued during the three months ended June 30, 2008 for customer agreements related to initial sales of the 50 mg strength of metoprolol. We received FDA approval to market the 50 mg strength of metoprolol in May 2008 and began shipping this product at that time. The current provision related to sales made in prior periods reflected the impact of the settlement of a disputed customer claim received during the quarter for rebates related to sales of new products launched in the prior fiscal year. We had interpreted the rebate agreement with the customer to exclude certain new product sales that the customer claimed should have been included. Since there were interpretive differences as to the intent of the language in the rebate agreement relative to the inclusion of new products, we decided to settle the claim with the customer. The decrease in the liability for sales returns resulted primarily because several returns during the three months ended June 30, 2008, that were properly reserved at March 31, 2008, were no longer included in the reserve as of June 30, 2008. The increase in the liability for other allowances at June 30, 2008 was principally due to the increased level of sales made as a result of allowances offered on our specialty generic product line in conjunction with trade shows sponsored by our major wholesale customers.

The provisions for the reserves for chargebacks and sales returns are primarily a function of the estimated amount of inventory in the applicable distribution channel (wholesale or retail) at the balance sheet date. We determine the amounts of these reserves at each balance sheet date based on customer inventory levels and record the provisions as appropriate based on changes in the inventory balances. With the exception of sales rebates, there are no other current provisions related to sales made in prior periods for the three months ended June 30, 2008 because of information constraints in the distribution channel, which have made it impractical for us to capture and quantify the impact of current versus prior year activity on the chargebacks or returns provision. Information constraints within the distribution channel primarily relate to our inability to track product through the channel on a unit or specific lot basis. The lack of information on a specific lot basis precludes us from tracking actual chargeback and return activity to the period of our initial sale.

We have not found it necessary to determine which specific lot a product sale originated from in estimating the provision for chargebacks or returns because these reserves are based on the quantity of inventory held in the wholesale distribution channel at the balance sheet date. We assume the customers relieve their inventory on a first-in, first-out basis, so that the quantities in inventory reflect their most recent purchases. For example, in determining the provision for chargebacks, we first estimate the reserve required at period end based on customer inventory balances and certain assumptions (described above), add to that requirement the credits actually issued during the period and then subtract the beginning reserve balance, which is determined on the same basis as the ending balance.

These reserves and their respective provisions are discussed in further detail below.

Chargebacks – We market and sell products directly to wholesalers, distributors, warehousing pharmacy chains, mail order pharmacies and other direct purchasing groups. We also market products indirectly to independent pharmacies, non-warehousing chains, managed care organizations, and group purchasing organizations, collectively referred to as “indirect customers.” We enter into agreements with some indirect customers to establish contract pricing for certain products. These indirect customers then independently select a wholesaler from which to purchase the products at these contracted prices. Alternatively, we may pre-authorize wholesalers to offer specified contract pricing to other indirect customers. Under either arrangement, we provide credit to the wholesaler for any difference between the contracted price with the indirect customer and the wholesaler’s invoice price. This credit is called a chargeback.

Chargeback transactions are almost exclusively related to our specialty generics business segment. During the three months ended June 30, 2008 and 2007, the chargeback provision reduced the gross sales of our specialty generics segment by $48.5 million (as restated) and $24.7 million, respectively. These amounts accounted for 99.3% and 99.2% of the total chargeback provisions recorded during the three months ended June 30, 2008 and 2007, respectively.

The provision for chargebacks is the most significant and complex estimate used in the recognition of revenue. The primary factors we consider in developing and evaluating the reserve for chargebacks include:

•

The amount of inventory in the wholesale distribution channel. We receive actual inventory information from our three major wholesale customers and estimate the inventory position of the remaining wholesalers based on historical buying patterns. During the three months ended June 30, 2008, unit sales to our three major wholesale customers accounted for 82% of our total unit sales to all wholesalers, and the aggregate inventory position of the three major wholesalers at June 30, 2008 was approximately equivalent to our last eight weeks of shipments during the fiscal quarter. We currently use the last six weeks of our shipments as an estimate of the inventory held by the remaining wholesalers where we do not receive actual inventory data, as our experience and buying patterns indicate that our smaller wholesale customers carry less inventory than our large wholesale customers. As of June 30, 2008, each week of inventory for those remaining wholesalers represented approximately $0.2 million, or 0.7%, of the reported reserve for chargebacks.

•

The percentage of sales to our wholesale customers that will result in chargebacks. Using our automated chargeback system we track, at the product level, the percentage of sales units shipped to our wholesale customers that eventually result in chargebacks to us. The percentage for each product, which is based on actual historical experience, is applied to the respective inventory units in the wholesale distribution channel. As of June 30, 2008, the aggregate weighted average percentage of sales to wholesalers for our generic/non-branded business assumed to result in chargebacks was approximately 91%, with each 1% representing approximately $0.2 million, or 0.8%, of the reported reserve for chargebacks.

•

Contract pricing and the resulting chargeback per unit. The chargeback provision is based on the difference between our invoice price to the wholesaler, or “WAC,” and the contract price negotiated with either our indirect customer or with the wholesaler for sales by the wholesaler to the indirect customers. We calculate the price difference, or chargeback per unit, for each product and for each major wholesale customer using historical weighted average pricing, based on actual chargeback experience. Use of weighted average pricing over time compensates for changes in the mix of indirect customers and products from period to period. As of June 30, 2008, a 5% shift in the calculated chargeback per unit in the same direction across all products and customers would result in a $0.8 million, or 3.4%, impact on the reported reserve for chargebacks.

We validate the chargeback accrual quarterly through a review of the inventory reports from our largest wholesale customers. This customer inventory information is used to verify the estimated liability for future chargeback claims based on historical contract and chargeback rates. We continually monitor pricing trends and sales to our indirect customers through the wholesale distribution channel and wholesaler inventory levels. Specifically, to ensure the liability for future chargebacks is fairly stated, each of the primary factors we consider in developing and evaluating the reserve for chargebacks, as described above, are validated on a quarterly basis as follows:

•

Inventory in the wholesale distribution channel is validated through a review of reports of actual inventory on-hand at the end of a given quarter received from our three major wholesale customers. These customers account for approximately 85% of chargebacks processed annually.

•

The percentage of sales to our wholesale customers that will result in chargebacks is validated through an analysis of actual chargebacks received on a product specific basis from all wholesale customers relative to their purchases from us over various historical timeframes.

•

Contract pricing and the resulting chargeback per unit is validated through an analysis of actual contract pricing on a product specific basis to our indirect and wholesale customers in the current period and over various historical timeframes.

We believe the chargeback data available to us as used in the validation process is sufficient to allow us to reasonably estimate the level of chargebacks expected from current sales activities.

Shelf-Stock Adjustments – These adjustments, which are included in the chargeback reserves, represent credits issued to our wholesale customers that result from a decrease in our WAC. Decreases in our invoice prices are discretionary decisions we make to reflect market conditions. These credits are customary in the industry and are intended to reduce a wholesale customer’s inventory cost to better reflect current market prices. Generally, we provide credits to customers at the time the price reduction occurs based on the inventory that is owned by them on the effective date of the price reduction. Since a reduction in WAC reduces the chargeback per unit, or the difference between WAC and the contract price, shelf-stock adjustments are typically included as part of the reserve for chargebacks because the price reduction credits act essentially as accelerated chargebacks. Although we have contractually agreed to provide price adjustment credits to our major wholesale customers at the time they occur, the impact of any such price reductions not included in the reserve for chargebacks is immaterial to the amount of revenue recognized in any given period. As a result of WAC decreases to certain specialty generic/non-branded products, we paid shelf-stock adjustments of $3.3 million to our wholesale customers during the three months ended June 30, 2008.

Sales Returns – Consistent with industry practice, we maintain a returns policy that allows our direct and indirect customers to return product six months prior to expiration and within one year after expiration. This policy is applicable to both our branded and specialty generics business segments. Upon recognition of revenue from product sales to customers, we provide for an estimate of product to be returned. This estimate is determined by applying a historical relationship of customer returns to gross sales. We evaluate the reserve for sales returns by calculating historical return rates using data from the last 12 months on a product specific basis and by class of trade (wholesale versus retail chain). The calculated percentages are applied against estimates of inventory in the distribution channel on a product specific basis. To determine the inventory levels in the wholesale distribution channel, we utilize actual inventory information from our major wholesale customers and estimate the inventory positions of the remaining wholesalers based on historical buying patterns. For inventory held by our non-wholesale customers, we use the last two months of sales to the direct buying chains and the indirect buying retailers as an estimate. A 10% change in the product specific historical return rates used in the reserve analysis would have changed the reserve balance at June 30, 2008 by approximately $0.2 million, or 7.0%, of the reported reserve for sales returns. A 10% change in the amount of estimated inventory in the distribution channel would have changed the reserve balance at June 30, 2008 by approximately $0.2 million, or 9.5%, of the reported reserve for sales returns.

Medicaid Rebates – Federal law requires that a pharmaceutical manufacturer, as a condition of having its products receive federal reimbursement under Medicaid and Medicare Part B, must pay rebates to state Medicaid programs for all units of its pharmaceuticals that are dispensed to Medicaid beneficiaries and paid for by a state Medicaid program. Medicaid rebates apply to both our branded and specialty generic/non-branded segments. Individual states invoice us for Medicaid rebates on a quarterly basis using statutorily determined rates: for noninnovator products, in general generic drugs marketed under ANDAs, the rebate amount is 11% of the Average Manufacturer Price (“AMP”) for the quarter; for innovator products, in general brand-name products marketed under new drug applications (NDAs), the rebate amount is the greater of 15.1% of the AMP for the quarter or the difference between such AMP and the best price for that same quarter. An additional rebate for innovator products is payable in the amount by which, if any, the product’s AMP has increased at a rate faster than inflation. The total rebate amount for each particular product is its Unit Rebate Amount, or “URA.” The amount owed is based on the number of units paid for by each state Medicaid program in a quarter extended by the URA. The reserve for Medicaid rebates is based on expected payments, which are driven by patient usage and estimated inventory in the distribution channel. We estimate patient usage by calculating a payment rate as a percentage of net sales lagged six months, which is then applied to an estimate of customer inventory. We use the last two months of our shipments to wholesalers and direct buying chains as an estimate of inventory in the wholesale and chain channels and an additional month of wholesale sales as an estimate of inventory held by the indirect buying retailer. A 10% change in the amount of customer inventory subject to Medicaid rebates would have changed the reserve at June 30, 2008 by $0.7 million, or 6.9% of the reported reserve for Medicaid rebates. Similarly, a 10% change in estimated patient usage would have changed the reserve at June 30, 2008 by $0.7 million, or 6.9% of the reported reserve for Medicaid rebates.

Inventory Valuation

Inventories consist of finished goods held for distribution, raw materials and work in process. Our inventories are stated at the lower of cost or market, with cost determined on the first-in, first-out basis. In evaluating whether inventory should be stated at the lower of cost or market, we consider such factors as the amount of inventory on hand and in the distribution channel, estimated time required to sell existing inventory, remaining shelf life and current and expected market conditions, including levels of competition. We establish reserves, when necessary, for slow-moving and obsolete inventories based upon our historical experience and management’s assessment of current product demand.

Inventories also include costs related to certain products that are pending regulatory approval. From time to time, we capitalize inventory costs associated with products prior to regulatory approval based on management’s judgment of probable future regulatory approval, commercial success and realizable value. Such judgment incorporates our knowledge and best estimate of where the product is in the regulatory review process, our required investment in the product, market conditions, competing products and our economic expectations for the product post-approval relative to the risk of manufacturing the product prior to approval. If final regulatory approval for such products is denied or delayed, we revise our estimates and judgments about the recoverability of the capitalized costs and, where required, provide reserves for such inventory in the period those estimates and judgments change.

Intangible and Other Long-Lived Assets

Our intangible assets principally consist of product rights, license agreements and trademarks resulting from product acquisitions and legal fees and similar costs relating to the development of patents and trademarks. Intangible assets that are acquired are stated at cost, less accumulated amortization, and are amortized on a straight-line basis over their estimated useful lives, which range from nine to 20 years. We determine amortization periods for intangible assets that are acquired based on our assessment of various factors impacting estimated useful lives and cash flows of the acquired products. Such factors include the product’s position in its life cycle, the existence or absence of like products in the market, various other competitive and regulatory issues, and contractual terms. Significant changes to any of these factors may result in a reduction in the intangible asset’s useful life and an acceleration of related amortization expense.

We assess the impairment of intangible and other long-lived assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors we consider important which could trigger an impairment review include the following: (1) significant underperformance relative to expected historical or projected future operating results; (2) significant changes in the manner of our use of the acquired assets or the strategy for our overall business; and (3) significant negative industry or economic trends.

When we determine that the carrying value of an intangible or other long-lived asset may not be recoverable based upon the existence of one or more of the above indicators of impairment, we first perform an assessment of the asset’s recoverability. Recoverability is determined by comparing the carrying amount of an asset against an estimate of the undiscounted future cash flows expected to result from its use and eventual disposition. If the sum of the expected future undiscounted cash flows is less than the carrying amount of the asset, an impairment loss is recognized based on the excess of the carrying amount over the estimated fair value of the asset.

Stock-Based Compensation

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

Income Taxes

Our deferred tax assets and liabilities are determined based on temporary differences between the financial reporting and tax basis of assets and liabilities. Deferred tax assets and liabilities are measured using the currently enacted tax rates that apply to taxable income in effect for the years in which those tax assets are expected to be realized or settled. We record a valuation allowance to reduce deferred tax assets to the amount that is believed more likely than not to be realized. Management believes it is more likely than not that forecasted income, including income that may be generated as a result of certain tax planning strategies, together with the tax effects of the deferred tax liabilities, will be sufficient to fully recover the remaining deferred tax assets. If all or part of the net deferred tax assets are determined not to be realizable in the future, an adjustment to the valuation allowance would be charged to earnings in the period such determination is made. Similarly, if we subsequently realize deferred tax assets that were previously determined to be unrealizable, the respective valuation allowance would be reversed, resulting in a positive adjustment to earnings in the period such determination is made.

We compute our annual tax rate based on the statutory tax rates and tax planning opportunities available to us in the various jurisdictions in which we earn income. Significant judgment is required in determining our annual tax rate and in evaluating tax positions. We establish reserves in accordance with FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”), which provides that the tax effects from an uncertain tax position need only be recognized in an entity’s financial statements if the position is more likely than not to be sustained upon audit, based on the technical merits of the position. We adjust these reserves in light of changing facts and circumstances, such as the settlement of a tax audit. Our annual tax rate includes the impact of reserve provisions and changes to reserves.

Management regularly evaluates our tax positions taken on filed tax returns using information about recent court decisions and legislative activities. Many factors are considered in making these evaluations, including past history, recent interpretations of tax law, and the specific facts and circumstances of each matter. Because tax regulations are subject to interpretation and tax litigation is inherently uncertain, these evaluations can involve a series of complex judgments about future events and can rely heavily on estimates and assumptions. The recorded tax liabilities are based on estimates and assumptions that have been deemed reasonable by management. However, if our estimates are not representative of actual outcomes, recorded tax liabilities could be materially impacted.

Contingencies

We are involved in various legal proceedings, some of which involve claims for substantial amounts. An estimate is made to accrue for a loss contingency relating to any of these legal proceedings if we determine it is probable that a liability was incurred as of the date of the financial statements and the amount of loss can be reasonably estimated. Because of the subjective nature inherent in assessing the future outcome of litigation and because of the potential that an adverse outcome in legal proceedings could have a material impact on our financial condition or results of operations, such estimates are considered to be critical accounting estimates. After a review, we have determined that at June 30, 2008 none of the pending legal proceedings in which we are involved met the conditions described above. We will continue to evaluate the legal proceedings we are involved in as additional information becomes available.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk is limited to fluctuating interest rates associated with variable rate indebtedness and marketable securities that are subject to interest rate changes.

As of June 30, 2008, we had investments in taxable ARS. The rates on these securities reset at pre-determined intervals up to 35 days. As of June 30, 2008, we had invested $83.9 million principal amount in ARS consisting of high quality (AAA-rated) bonds secured by student loans which are guaranteed by the U. S. Government. The maturity of these securities is greater than 10 years. During the fourth quarter of fiscal year 2008, certain developments in the capital and credit markets adversely affected the market for auction rate securities, which has resulted in a loss of liquidity for these investments. We have evaluated these securities to determine if other-than-temporary impairment of the carrying value of the securities has occurred due to the loss of liquidity. At June 30, 2008, the fair value of our ARS was $79.9 million and the resultant difference of $4.0 million was recorded in accumulated other comprehensive loss as the unrealized losses were considered to be temporary

As of June 30, 2008, we believed, based on our cash, cash equivalents and short-term marketable securities balances of $135.1 million, excluding the ARS, and the borrowing capacity of $290.0 million under our credit facility at that time, that the current lack of liquidity in the auction rate market would not have a material impact on our ability to fund our operations or interfere with our external growth plans. See the 2009 Form 10-K for disclosure of certain events and transactions that occurred after August 11, 2008, including the determination that our ARS became other than temporarily impaired and the subsequent monetization of our ARS holdings.

The annual favorable impact on our net income as a result of a 25, 50 or 100 basis point (where 100 basis points equals 1%) increase in short-term interest rates would be approximately $0.5 million, $1.1 million or $2.2 million, respectively, based on our average cash, cash equivalents and short-term marketable investment balances during the quarter ended June 30, 2008, compared to an increase of $0.5 million, $1.1 million or $2.2 million, respectively, during the fiscal year ended March 31, 2008.

Advances to us under our credit facility were charged at an interest rate that varied consistent with increases or decreases in the publicly announced prime rate and/or the LIBOR rate with respect to LIBOR-related loans, if any. A material increase in such rates could have significantly increased borrowing expenses. At June 30, 2008, we had $30.0 million of borrowings outstanding under our credit facility. The annual unfavorable impact on our pre-tax income as a result of a 25, 50 or 100 basis point (where 100 basis points equals 1%) increase in short-term interest rates would be approximately $0.1 million, $0.2 million or $0.3 million annually, based on the $30.0 million of borrowings that were outstanding under our line of credit at June 30, 2008.

In May 2003, we issued $200.0 million principal amount of Convertible Subordinated Notes. The interest rate on the Notes is fixed at 2.50% and therefore not subject to interest rate changes. Beginning May 16, 2006, we became obligated to pay contingent interest at a rate equal to 0.5% per annum during any six-month period, if the average trading price of the Notes per $1,000 principal amount for the five-trading day period ending on the third trading day immediately preceding the first day of the applicable six-month period equals $1,200 or more. In November 2007, the average trading price of the Notes reached the threshold for the applicable five-day trading period which resulted in the payment of contingent interest and beginning November 16, 2007 the Notes began to bear interest at a rate of 3.00% per annum. In May 2008, the average trading price of the Notes fell below the contingent interest threshold for the five-day trading period and beginning May 16, 2008 the Notes began to pay interest at a rate of 2.50% per annum. Holders may require us to repurchase all or a portion of their Notes on May 16, 2013, 2018, 2023 and 2028, or upon a change in control, as defined in the indenture governing the Notes, at 100% of the principal amount of the Notes, plus accrued and unpaid interest (including contingent interest, if any) to the date of repurchase, payable in cash. Holders had the right to require us to repurchase all or a portion of their Notes on May 16, 2008 and, accordingly, we classified the Notes as a current liability as of March 31, 2008. Since no holders required us to repurchase all or a portion of their Notes on that date and because the next occasion holders may require us to repurchase all or a portion of their Notes is May 16, 2013, the Notes were classified as a long-term liability as of June 30, 2008.

In March 2006, we entered into a $43.0 million mortgage loan secured by three of our buildings that matures in April 2021. The interest rate on this loan is fixed at 5.91% per annum and not subject to market interest rate changes.

During fiscal year 2008, we entered into two installment payment agreements related to the purchase of software products and the right to receive consulting or other services from the seller. For the two agreements, we recorded debt in the amount of $2.0 million which will be paid ratably over 16 consecutive quarters. The two installment payment agreements were discounted using an imputed annual interest rate that approximated our borrowing rate for similar debt instruments at the time of the borrowings.

Item 4.	CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

An evaluation was conducted under the supervision and with the participation of our management, including the Interim Chief Executive Officer (the “CEO”) and Interim Chief Financial Officer (the “CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2008. As a result of the material weaknesses in our internal control over financial reporting described below, our Interim CEO and Interim CFO have concluded that our disclosure controls and procedures were not effective as of June 30, 2008.

As described in Item 9A—“Controls and Procedures” of our 2009 Form 10-K, management determined that the following material weaknesses existed in our internal control over financial reporting.

Material weaknesses in entity-level controls. We did not maintain an effective control environment or entity-level controls with respect to the risk assessment, information and communications and monitoring components of internal control. Specifically, the following individual material weaknesses were identified:

•	We did not sufficiently promote an appropriate level of control awareness;

•

We did not maintain a sufficient complement of adequately trained personnel with an appropriate level of knowledge, experience and training in the application of GAAP and commensurate with our financial reporting requirements;

•	We did not design adequate controls to identify and address risks critical to financial reporting, including noncompliance with applicable FDA rules and regulations;

•	We did not design adequate monitoring controls to determine the adequacy of, and to identify deficiencies with respect to, other controls;

•	We did not design controls to ensure that identified deficiencies were remediated on a timely basis; and

•	The operating effectiveness of our information and communication controls was inadequate to ensure that information was communicated to the appropriate personnel across and within business activities.

These deficiencies resulted in a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis and contributed to the other material weaknesses and material errors described below.

Material weaknesses surrounding the financial statement preparation and review procedures. Our policies and procedures did not adequately address the financial reporting risks associated with the preparation and review of our financial statements. Specifically, the following individual material weaknesses were identified:

•

Manual journal entries. The operating effectiveness of our controls was inadequate to ensure that we identified, accumulated and documented appropriate information necessary to support manual journal entries;

•

Account reconciliations. The operating effectiveness of our controls was inadequate to ensure that account reconciliations were reviewed and approved for accuracy and completeness and that we identified, accumulated and documented appropriate information necessary to support account balances;

•	Spreadsheets. We did not design adequate controls over access, changes to and review of our spreadsheets used in the preparation of financial statements;

•

Customer and supplier agreements. The design of our controls was inadequate to ensure that necessary information for new and modified agreements was identified and communicated to those responsible for evaluating the accounting implications;

•

Stock-based compensation. The operating effectiveness of our controls was inadequate to ensure the proper grant dates and expected terms were used to measure the fair values of the options and to ensure that necessary information resulting from the modification of options was identified and communicated to those responsible for evaluating the accounting implications;

•

Medicaid rebates. The operating effectiveness of our controls was inadequate to ensure that accurate information, including information related to pricing of products and the exempt status of customers, was captured and communicated to those responsible for evaluating the accounting implications; and

•

Income Taxes. The operating effectiveness of our controls was inadequate to ensure that review and monitoring of the tax provision calculation occurred and that the necessary information was captured and communicated to those responsible for the tax provision calculation.

These deficiencies resulted in material errors related to net revenues, research and development expense, selling and administrative expense, accounts receivable, inventory, property and equipment, accrued liabilities, income taxes and additional paid in capital in our interim financial statements for fiscal year 2009. As a result, the interim financial statements for the first quarter of fiscal year 2009 were restated and the interim financial statements for the second and third quarters of fiscal year 2009 and the year-end financial statements for fiscal year 2009 were adjusted prior to their issuance. These deficiencies also resulted in a reasonable possibility that a material misstatement of our annual consolidated financial statements will not be prevented or detected on a timely basis.

Material weaknesses related to the application of accounting principles. Our policies and procedures did not adequately address the financial reporting risks associated with the application of certain accounting principles and standards. Specifically, the following individual material weaknesses were identified:

•

Inventories. The operating effectiveness of our controls was inadequate to ensure that manufacturing variances were capitalized as inventory and that purchases of raw materials to be used in research and development activities were expensed as incurred;

•

Property and equipment. The operating effectiveness of our controls was inadequate to ensure that maintenance and repairs of equipment were expensed as incurred, asset costs were appropriately capitalized, depreciation expense was appropriately calculated and that the selection of useful lives of property and equipment was appropriately and consistently applied;

•	Employee compensation. The operating effectiveness of our controls was inadequate to ensure that costs for vacation pay, severance, and other payroll related accruals were appropriately recorded;

•	Reserves for sales allowances. The operating effectiveness of our controls was inadequate to ensure that the process for estimating reserves for sales allowances was reviewed and monitored; and

•

Financing transactions. The operating effectiveness of our controls was inadequate to ensure that vendor financing arrangements, including financing costs, were properly reflected on the balance sheet.

These deficiencies resulted in material errors related to net revenues, research and development expense, selling and administrative expense, accounts receivable, inventory, property and equipment and accrued liabilities in our interim financial statements for fiscal year 2009. As a result, the interim financial statements for the first quarter of fiscal year 2009 were restated and the interim financial statements for the second and third quarters of fiscal year 2009 and the year-end financial statements for fiscal year 2009 were adjusted prior to their issuance. These deficiencies also resulted in a reasonable possibility that a material misstatement of our annual consolidated financial statements will not be prevented or detected on a timely basis.

Remediation Activities

As disclosed in Item 9A—“Controls and Procedures—(d) Remediation Activities” of our 2009 Form 10-K, during the fourth quarter of fiscal year 2009 and continuing after March 31, 2009, we began taking action, including designing and implementing controls, in order to remediate the material weaknesses described above. We will continue our remediation efforts described below, including testing of operating effectiveness of new controls, during the fiscal year ending March 31, 2010, and we plan to provide an update on the status of our remediation activities on a quarterly basis. While unremediated, these material weaknesses have the potential to result in our failure to prevent or detect material misstatements in our annual or interim consolidated financial statements.

As previously disclosed, in August 2008, the Audit Committee, with the assistance of legal counsel, including FDA regulatory counsel with respect to FDA matters, and other advisers, conducted an internal investigation with respect to a range of specific allegations involving, among other items, FDA regulatory and other compliance matters and management misconduct. The investigation was substantially completed in December 2008 and the investigation of all remaining matters was completed in June 2009.

The investigation focused on, among other areas, FDA and other healthcare regulatory and compliance matters, financial analysis and reporting, employment and labor issues, and corporate governance and oversight. See Item 1—“Business—(b) Significant Recent Developments” of our 2009 Form 10-K for more information on the Audit Committee investigation. As a result of its findings from the investigation, the Audit Committee, with the assistance of its legal counsel, including FDA regulatory counsel with respect to FDA matters, and other advisors, prepared and approved a remedial framework. The Board, either directly or through the special committee, has reviewed and approved the remedial framework. Some of the measures included in the remedial framework are intended to remediate certain material weaknesses and are listed below.

The following actions have been taken or are expected to be taken to remediate one or more of the material weaknesses listed above:

(1)	Expand the membership of our disclosure committee to include executives with responsibilities over our operating divisions and regulatory affairs; and reviewing, revising and updating existing corporate governance policies and procedures.

(2)	Reorganize and relocate our legal department adjacent to the Interim CEO’s office to facilitate greater access to the legal department and more extensive involvement of the legal department in corporate governance and compliance matters.

(3)	Adopt measures to strengthen and enhance compliance with FDA regulations and related regulatory compliance, including:

•

retaining new outside consultants and counsel for FDA regulatory matters and, with their assistance, reviewing and revising our policies, procedures and practices to enhance compliance with the FDA’s current good manufacturing practice requirements;

•	enhancing compliance with FDA drug application, approval and post-approval requirements;

•	evaluating compliance with applicable foreign laws and regulations; and

•	implementing internal reporting policies pursuant to which our chief compliance officer will report periodically to the non-management members of the Board.

(4)	Review the staffing levels, capabilities and experience of the members of the Finance department and add employees with appropriate financial statement closing and GAAP expertise to the Finance department as necessary.

(5)	Establish a monthly business review process to ensure an in-depth senior management review of business segment results on a regular basis.

(6)	Develop and document comprehensive accounting policies and procedures, including documentation of the methods for applying accounting policies through detailed process maps and procedural narratives.

(7)	Define and document roles and responsibilities within the financial statement closing process including required reviews and approval of account reconciliations, journal entries and methodologies used to analyze account balances.

(8)	Identify and implement specific steps to improve information flow between the Finance department and business unit finance personnel, as well as other functional areas within our company, to ensure that information that could affect the financial statements, including the effects of all material agreements, is identified, communicated and addressed on a timely basis.

(9)	Identify and implement specific steps to improve communication, coordination and oversight with respect to the application of critical accounting policies and the determination of estimates.

(10)	Implement month-end, quarter-end and year-end closing schedules and closing checklists to ensure timely and documented completion of the financial statements.

(11)	Develop and implement a policy and procedure to control the access, modification and review processes for spreadsheets that are used in the preparation of our financial statements and other disclosures.

(12)	Conduct training and education of the Finance department personnel on critical accounting policies and procedures, including account reconciliations and financial statement closing procedures, to develop and maintain an appropriate level of skills for proper identification and application of accounting principles.

(13)	Define specific roles and responsibilities within the Finance department to improve accounting research and implementation of accounting policies.

(14)	Conduct training and education for personnel outside the Finance department on critical accounting policies and procedures to improve the level of control awareness at our company and to ensure an appropriate level of understanding of the proper application of accounting principles that are critical to our financial reporting.

(15)	Implement processes and procedures to (1) identify and assess whether certain entities are appropriately exempt from the Medicaid best price calculation and (2) evaluate Public Health Service (“PHS”) pricing requests.

(16)	Establish periodic meetings between the contracting functions and the Finance department to improve communication regarding the evaluation and reporting of PHS pricing requests and related matters.

Management believes these remediation measures will strengthen our internal control over financial reporting and remediate the material weaknesses we have identified. However, we have not yet implemented all of these measures and have not completed testing the operating effectiveness of those measures that have been implemented to date. We are committed to improving our internal control processes and will continue to diligently review our financial controls and procedures. However, any control system, regardless of how well designed, operated and evaluated, can provide only reasonable, not absolute, assurance that the control objective will be met. As we continue to evaluate and work to improve our internal control over financial reporting, we may take additional measures to address control deficiencies and/or determine not to complete certain of the remediation measures described above.

(b) Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the quarter ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

The information set forth under Note 18—“Contingencies—Litigation” of the Notes to the Consolidated Financial Statements included in Part I, Item 1 in this Amendment No. 1 on Form 10-Q/A is incorporated in this Part II, Item 1 by reference.

Item 1A.	RISK FACTORS

Please refer to the risk factors that are included under the caption “Item 1A—Risk Factors” in our 2009 Form 10-K.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchase of Equity Securities by the Company

The following table provides information about purchases we made of our common stock during the quarter ended June 30, 2008:

Period	Total number of shares purchased (a)	Average price paid per share	Total number of shares purchased as part of a publicly announced program	Maximum number of shares that may yet be purchased under the program
April 1–30, 2008	2,047	$24.33	—	—

May 1–31, 2008	1,031	$24.43	—	—

June 1–30, 2008	599	$22.17	—	—

Total	3,677	$24.01	—	—

Shares were purchased from employees upon their termination pursuant to the terms of our stock option plan.

Item 6.	EXHIBITS

3.1	Certificate of Incorporation, as amended through September 5, 2008, incorporated herein by reference to Exhibit 3.1 filed with our Annual Report on Form 10-K for fiscal year 2009, filed March 25, 2010.

3.2	By-Laws, as amended through December 29, 2009, incorporated herein by reference to Exhibit 3.2 filed with our Current Report on Form 8-K, filed January 4, 2010.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

K-V PHARMACEUTICAL COMPANY

	By:	/s/ David A. Van Vliet
Date: March 25, 2010		David A. Van Vliet Interim President and Interim Chief Executive Officer
(Principal Executive Officer)

Date: March 25, 2010	By:	/s/ Thomas S. McHugh
Thomas S. McHugh Interim Chief Financial Officer, Interim Treasurer, Chief Accounting Officer, Vice President of Finance and Corporate Controller
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description

3.1	Certificate of Incorporation, as amended through September 5, 2008, incorporated herein by reference to Exhibit 3.1 filed with our Annual Report on Form 10-K for fiscal year 2009, filed March 25, 2010.

3.2	By-Laws, as amended through December 29, 2009, incorporated herein by reference to Exhibit 3.2 filed with our Current Report on Form 8-K, filed January 4, 2010.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*	Filed herewith