Form 10-Q
period 2008-09-30
KV PHARMACEUTICAL CO /DE/
filed 2010-03-25
CIK 57055

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 1-9601

K-V PHARMACEUTICAL COMPANY

(Exact Name of Registrant as Specified in Its Charter)

Delaware	43-0618919
(State or other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

One Corporate Woods Drive Bridgeton, MO	63044
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s Telephone Number, Including Area Code: (314) 645-6600

(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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

EXPLANATORY NOTE

The filing of this Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2008 was delayed due to the time required to (1) complete the internal investigation conducted by the Audit Committee (the “Audit Committee”) of our Board of Directors (the “Board”) with respect to a range of specific allegations involving, among other items, U.S. Food and Drug Administration (the “FDA”) regulatory and other compliance matters and management misconduct, (2) resolve certain matters with a potential financial reporting impact resulting from such investigation and (3) evaluate the financial statement implications of the provisions of the consent decree we entered into with the FDA on March 2, 2009 and of the previously disclosed actions to recall all of the drug products we manufactured, suspend manufacturing and shipment of our products, substantially reduce our workforce and realign our cost and organizational structure.

Prior to the filing of this Quarterly Report on Form 10-Q, we filed our Annual Report on Form 10-K for fiscal year ended March 31, 2009 (the “2009 Form 10-K”). This Quarterly Report on Form 10-Q includes references to specified disclosures contained in our 2009 Form 10-K. However, this Quarterly Report on Form 10-Q does not reflect all events occurring after September 30, 2008 and does not update all disclosure affected by subsequent events. Therefore, you should read this Quarterly Report on Form 10-Q in conjunction with our 2009 Form 10-K, a copy of which can be accessed at the website of the U.S. Securities and Exchange Commission (the “SEC”) at www.sec.gov.

Information provided herein for periods after March 31, 2009 is preliminary. As such, this information is not final or complete, and remains subject to change, possibly materially.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains various forward-looking statements within the meaning of the United States Private Securities Litigation Reform Act of 1995 (the “PSLRA”) and which may be based on or include assumptions concerning our operations, future results and prospects. Such statements may be identified by the use of words like “plan,” “expect,” “aim,” “believe,” “project,” “anticipate,” “commit,” “intend,” “estimate,” “will,” “should,” “could,” “potential” and other expressions that indicate future events and trends.

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

Such factors include (but are not limited to) the following:

(1)	the ability to continue as a going concern;

(2)	difficulties and uncertainties with respect to obtaining additional capital, as more fully described in Note 3—“Going Concern and Liquidity Considerations” of the Notes to the Consolidated Financial Statements in this Quarterly Report on Form 10-Q;

(3)	the consent decree between us and the FDA and our suspension of the production and shipment of all of the products that we manufacture and the related nationwide recall affecting all of the products that we manufacture, as well as the related material adverse effect on our revenue, assets and liquidity and capital resources, as more fully described in the 2009 Form 10-K;

(4)	the possibility of further reducing our operations, including further reductions of our employee base, and significantly curtailing some or all of our efforts to meet the consent decree’s requirements and return our approved products to market in order to maintain and attempt to increase our limited cash and financial resources;

(5)	the plea agreement between us and the U.S. Department of Justice and our obligations in connection therewith, as well as the related material adverse effect, if any, on our revenue, assets and liquidity and capital resources, as more fully described in the 2009 Form 10-K;

(6)	changes in the current and future business environment, including interest rates and capital and consumer spending;

(7)	the difficulty of predicting FDA approvals, including timing, and that any period of exclusivity may not be realized;

(8)	the possibility of not obtaining FDA approvals or delay in obtaining FDA approvals;

(9)	acceptance of and demand for our new pharmaceutical products;

(10)	the introduction and impact of competitive products and pricing, including as a result of so-called authorized-generic drugs;

(11)	new product development and launch, including the possibility that any product launch may be delayed;

(12)	reliance on key strategic alliances;

(13)	the availability of raw materials and/or products manufactured for us under contract manufacturing arrangements with third parties;

(14)	the regulatory environment, including regulatory agency and judicial actions and changes in applicable law or regulations;

(15)	fluctuations in revenues;

(16)	the difficulty of predicting international regulatory approvals, including timing;

(17)	the difficulty of predicting the pattern of inventory movements by our customers;

(18)	the impact of competitive response to our sales, marketing and strategic efforts, including the introduction or potential introduction of generic or competing products against products sold by us and our subsidiaries;

(19)

risks that we may not ultimately prevail in litigation, including product liability lawsuits and challenges to our intellectual property rights by actual or potential competitors or to our ability to market generic products due to brand company patents and challenges to other companies’ introduction or potential introduction of generic or competing products by third parties against products sold by us or our subsidiaries including without limitation the litigation and claims referred to in Note 19—“Contingencies—Litigation and Governmental Inquiries” of the Notes to the Consolidated Financial Statements in this Quarterly Report on Form 10-Q;

(20)	the possibility that our current estimates of the financial effect of certain announced product recalls could prove to be incorrect;

(21)	whether any product recalls or product introductions result in litigation, agency action or material damages;

(22)	failure to supply claims by certain of our customers, including CVS Pharmacy, Inc., that, despite the formal discontinuation action by us of our products, we should compensate such customers for any additional costs they allegedly incurred for procuring products we did not supply;

(23)	the satisfaction or waiver of the terms and conditions for the acquisition of the full U.S. and worldwide rights to Gestiva™ set forth in the previously disclosed Gestiva™ acquisition agreement, as amended;

(24)	the series of putative class action lawsuits alleging violations of the federal securities laws by us and certain individuals, all as more fully described in Note 19—“Contingencies—Litigation and Governmental Inquiries” of the Notes to the Consolidated Financial Statements in this Quarterly Report on Form 10-Q;

(25)	the possibility that insurance proceeds are insufficient to cover potential losses that may arise from litigation, including with respect to product liability or securities litigation;

(26)	the informal inquiry initiated by the SEC and any related or additional governmental investigative or enforcement proceedings as more fully described in Note 19—“Contingencies—Litigation and Governmental Inquiries” of the Notes to the Consolidated Financial Statements in this Quarterly Report on Form 10-Q;

(27)	the possibility that the pending investigation by the Office of Inspector General of the Department of Health and Human Services into potential false claims under Title 42 of the U.S. Code as more fully described in the 2009 Form 10-K could result in significant civil fines or penalties, including exclusion from participation in federal healthcare programs such as Medicare and Medicaid;

(28)	delays in returning, or failure to return, certain or many of our approved products to market, including loss of market share as a result of the suspension of shipments, and related costs;

(29)	the ability to sell or license certain assets, and the terms of such transactions;

(30)	the possibility that default on one type or class of our indebtedness could result in cross default under, and the acceleration of, our other indebtedness; and

(31)	the risks detailed from time to time in our filings with the SEC.

This discussion is not exhaustive, but is designed to highlight important factors that may impact our forward-looking statements.

Because the factors referred to above, as well as the statements included under the caption Part I, Item 2—“Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Quarterly Report on Form 10-Q could cause actual results or outcomes to differ materially from those expressed in any forward-looking statements made by us or on our behalf, you should not place undue reliance on any forward-looking statements. All forward-looking statements attributable to us are expressly qualified in their entirety by the cautionary statements in this “Cautionary Note Regarding Forward-Looking Statements” and the risk factors that are included under the caption Item 1A—“Risk Factors” in our 2009 Form 10-K, as supplemented by our subsequent SEC filings. Further, any forward-looking statement speaks only as of the date on which it is made and we are under no obligation to update any of the forward-looking statements after the date of this Quarterly Report on Form 10-Q. New factors emerge from time to time, and it is not possible for us to predict which factors will arise, when they will arise and/or their effects. In addition, we cannot assess the impact of each factor on our future business or financial condition or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

PART I. FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

K-V PHARMACEUTICAL COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited; dollars in thousands, except per share data)

	Three Months Ended September 30,		Six Months Ended September 30,
	2008	2007 (1)	2008	2007 (1)
Net revenues	$136,487	$171,176	$273,016	$284,631
Cost of sales	51,714	46,367	99,197	86,461

Gross profit	84,773	124,809	173,819	198,170

Operating expenses:
Research and development	18,384	10,219	33,901	21,503
Selling and administrative	65,725	49,422	122,874	96,736
Amortization of intangible assets	3,612	3,015	7,013	4,200
Acquired in-process research and development	—	—	2,000	10,000
Litigation and governmental inquiries	49,709	—	49,709	—

Total operating expenses	137,430	62,656	215,497	132,439

Operating income (loss)	(52,657)	62,153	(41,678)	65,731

Other expense (income):
Interest expense	2,117	2,803	4,635	4,933
Interest and other income	(596)	(2,994)	(1,475)	(7,117)

Total other expense (income), net	1,521	(191)	3,160	(2,184)

Income (loss) before income taxes	(54,178)	62,344	(44,838)	67,915
Income tax provision (benefit)	(10,597)	21,584	(6,828)	23,888

Net income (loss)	$(43,581)	$40,760	$(38,010)	$44,027

Earnings (loss) per share:
Basic - Class A common	$(0.88)	$0.86	$(0.77)	$0.93
Basic - Class B common	(0.88)	0.72	(0.77)	0.78
Diluted - Class A common	(0.88)	0.71	(0.77)	0.78
Diluted - Class B common	(0.88)	0.61	(0.77)	0.67

Shares used in per share calculation:
Basic - Class A common	37,434	37,082	37,430	37,044
Basic - Class B common	12,089	12,234	12,085	12,257
Diluted - Class A common	49,523	59,107	49,515	59,098
Diluted - Class B common	12,089	12,317	12,085	12,339

(1)	This financial statement reflects the correction of certain immaterial errors, as fully described in Note 4—“Correction of Immaterial Errors in Prior Period Consolidated Financial Statements.”

See Accompanying Notes to Consolidated Financial Statements

K-V PHARMACEUTICAL COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited; dollars in thousands)

	September 30, 2008	March 31, 2008 (1)
ASSETS
Current Assets:
Cash and cash equivalents	$149,039	$88,493
Marketable securities	—	40,548
Receivables, less allowance for doubtful accounts of $801 and $867 at September 30, 2008 and March 31, 2008 respectively	119,876	131,776
Inventories, net	92,579	94,330
Prepaid and other assets	8,385	8,366
Income taxes receivable	16,420	11,015
Deferred tax asset	32,497	24,122

Total Current Assets	418,796	398,650
Property and equipment, less accumulated depreciation of $88,550 and $78,532 at September 30, 2008 and March 31, 2008 respectively	191,113	187,492
Investment securities	77,197	81,516
Intangible assets and goodwill, net	193,159	198,784
Other assets	21,261	24,005

Total Assets	$901,526	$890,447

LIABILITIES
Current Liabilities:
Accounts payable	$27,785	$32,020
Accrued liabilities	87,846	73,996
Current maturities of long-term debt	2,459	202,499

Total Current Liabilities	118,090	308,515
Long-term debt	267,373	68,674
Other long-term liabilities	71,696	22,519
Deferred tax liability	35,197	37,122

Total Liabilities	492,356	436,830

Commitments and contingencies
SHAREHOLDERS’ EQUITY
7% cumulative convertible Preferred Stock, $.01 par value; $25.00 stated and liquidation value; 840,000 shares authorized; issued and outstanding — 40,000 shares at September 30, 2008 and March 31, 2008 (convertible into Class A shares on a 8.4375-to-one basis)	—	—
Class A and Class B Common Stock, $.01 par value; 150,000,000 and 75,000,000 shares authorized, respectively;
Class A – issued 40,876,032 and 40,764,603 at September 30, 2008 and March 31, 2008, respectively	409	407
Class B – issued 12,164,474 and 12,170,172 at September 30, 2008 and March 31, 2008, respectively (convertible into Class A shares on a one-for-one basis)	122	122
Additional paid-in capital	163,396	159,443
Retained earnings	305,424	351,348
Accumulated other comprehensive loss	(3,888)	(1,543)
Less: Treasury stock, 3,295,012 shares of Class A and 92,902 shares of Class B Common Stock at September 30, 2008, respectively, and 3,289,324 shares of Class A and 92,902 shares of Class B Common Stock at March 31, 2008, respectively, at cost	(56,293)	(56,160)

Total Shareholders’ Equity	409,170	453,617

Total Liabilities and Shareholders’ Equity	$901,526	$890,447

(1)	This financial statement reflects the correction of certain immaterial errors, as fully described in Note 4—“Correction of Immaterial Errors in Prior Period Consolidated Financial Statements.”

See Accompanying Notes to Consolidated Financial Statements

K-V PHARMACEUTICAL COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited; dollars in thousands)

	Six Months Ended September 30,
	2008	2007 (1)
Operating Activities:
Net income (loss)	$(38,010)	$44,027
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Acquired in-process research and development	2,000	10,000
Depreciation and amortization	17,814	14,139
Deferred income tax provision (benefit)	(8,818)	(5,869)
Deferred compensation	1,168	1,116
Stock-based compensation	2,665	3,142
Excess tax benefits associated with stock options	(368)	(479)
Changes in operating assets and liabilities:
Receivables, net	11,900	(57,922)
Inventories, net	1,751	(2,982)
Income taxes	(4,013)	14,994
Accounts payable and accrued liabilities	10,130	12,324
Other assets and liabilities, net	41,291	(1,449)

Net cash provided by operating activities	37,510	31,041

Investing Activities:
Purchase of property and equipment, net	(12,478)	(6,761)
Purchase of marketable securities	(559)	(32,554)
Sale of marketable securities	41,411	68,575
Product acquisition	(2,000)	(151,500)
Cash paid for acquired assets	(3,000)	—

Net cash provided by (used in) investing activities	23,374	(122,240)

Financing Activities:
Principal payments on long-term debt	(1,341)	(1,021)
Proceeds from borrowing on long-term debt	—	50,000
Dividends paid on preferred stock	(35)	(35)
Purchase of common stock for treasury	(133)	(105)
Excess tax benefits associated with stock options	368	479
Cash deposits received for stock options	701	674

Net cash provided by (used in) financing activities	(440)	49,992

Effect of foreign exchange rate changes on cash	102	—
Increase (decrease) in cash and cash equivalents	60,546	(41,207)

Cash and cash equivalents:
Beginning of year	88,493	84,753

End of period	$149,039	$43,546

Supplemental information:
Interest paid	$4,835	$3,771
Income taxes paid	6,438	13,862
Stock options exercised (at expiration of two-year forfeiture period)	920	575
Software financing arrangement	—	2,039

(1)	This financial statement reflects the correction of certain immaterial errors, as fully described in Note 4—“Correction of Immaterial Errors in Prior Period Consolidated Financial Statements.”

See Accompanying Notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(in thousands, except per share data)

1. DESCRIPTION OF BUSINESS

K-V Pharmaceutical Company was incorporated under the laws of Delaware in 1971 as a successor to a business originally founded in 1942. K-V Pharmaceutical Company and its wholly-owned subsidiaries, including Ther-Rx Corporation (“Ther-Rx”), ETHEX Corporation (“ETHEX”) and Particle Dynamics, Inc. (“PDI”), are referred to in the Notes to the Consolidated Financial Statements in this Quarterly Report on Form 10-Q as “KV” or the “Company.” The Company has been engaged in the development of proprietary drug delivery systems and formulation technologies which enhance the effectiveness of new therapeutic agents, existing pharmaceutical products and nutritional supplements. It has developed and patented a wide variety of drug delivery and formulation technologies that are primarily focused in four principal areas: SITE RELEASE®; tastemasking; oral controlled release; and oral quick dissolving tablets. KV incorporates these technologies in the products it markets to control and improve the absorption and utilization of active pharmaceutical compounds. In 1990, the Company established a generic, non-branded marketing capability through its wholly-owned subsidiary, ETHEX. In 1999, KV established a wholly-owned subsidiary, Ther-Rx, to market proprietary branded pharmaceuticals directly to physicians.

The Company’s wholly-owned subsidiary, PDI, was acquired in 1972. Through PDI, KV develops and markets specialty value-added raw materials, including drugs, directly compressible and microencapsulated products, and other products used in the pharmaceutical industry and other markets.

2. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. However, in the opinion of management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations and cash flows for the three- and six-month periods ended September 30, 2008 are not necessarily indicative of the results of operations and cash flows that may be expected for the fiscal year ending March 31, 2009. The interim consolidated financial statements and accompanying notes should be read in conjunction with the consolidated financial statements and notes thereto included in the 2009 Form 10-K. The balance sheet information as of March 31, 2008 has been derived from the Company’s audited Consolidated Balance Sheet as of that date (see Note 4—“Correction of Immaterial Errors in Prior Period Consolidated Financial Statements”).

Certain reclassifications, having no effect on net income (loss), have been made to the previously issued consolidated financial statements to conform to the current period’s presentation of the Company’s consolidated financial statements.

3. GOING CONCERN AND LIQUIDITY CONSIDERATIONS

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

(in thousands, except per share data)

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

The Company believes that it is not in compliance with one or more of the requirements of the Company’s mortgage loan arrangement as of March 31, 2009 (see the 2009 Form 10-K). Failure by the Company to comply with the requirements of the mortgage loan arrangement or to otherwise receive a waiver from the mortgage lender for any noncompliance could result in the Company’s outstanding mortgage debt obligation accelerating and immediately becoming due and payable. If the acceleration occurs and the mortgage debt is not immediately paid in full an event of default could also be deemed to have occurred under the $200,000 principal amount of 2.5% Contingent Convertible Subordinated Notes (the “Notes”). If an event of default is deemed to have occurred on the Notes, the principal amount plus any accrued and unpaid interest could also become immediately due and payable. The acceleration of these outstanding debt obligations would materially adversely affect the Company’s business, financial condition and cash flows.

Based on current financial projections, the Company believes the continuation of the Company as a going concern is primarily dependent on its ability to address, among other factors: (i) the Company’s need to obtain additional capital; (ii) the suspension of shipment of all products manufactured by the Company and the requirements under the consent decree with the FDA; (iii) the timing and number of approved products that will be reintroduced to the market and the related costs; (iv) the potential outcome with respect to the governmental inquiries, litigation or other matters described in Note 19—“Contingencies—Litigation and Governmental Inquiries”; and (v) the Company’s ability to comply with debt covenants. While the Company addresses these matters, it must continue to meet expected near-term obligations, including normal course operating cash requirements and costs associated with reintroducing its approved products to the market (such as costs related to its employees, facilities and FDA compliance), remaining payments associated with the acquisition of the rights to Gestiva™ (see the 2009 Form 10-K), the financial obligations pursuant to the plea agreement with the U.S. Department of Justice (see Note 19—“Contingencies—Litigation and Governmental Inquiries”), as well as the significant costs, such as legal and consulting fees, associated with the steps taken by the Company in connection with the consent decree and the litigation and governmental inquiries described in the 2009 Form 10-K. If the Company is not able to obtain the FDA’s clearance to resume manufacturing and distribution of its approved products in a timely manner and at a reasonable cost, and/or if the Company experiences adverse outcomes with respect to any of the governmental inquiries or litigation described in Note 19—“Contingencies—Litigation and Governmental Inquiries,” the Company’s financial position, results of operations, cash flows and liquidity will continue to be materially adversely affected.

In the near term, the Company is focused on meeting the requirements of the consent decree, which will allow its approved products to be reintroduced to the market, and is pursuing various means to increase cash. Since March 31, 2009, the Company has generated non-recurring cash proceeds to support its on-going operating and compliance requirement from the receipt of tax refunds, the monetization of its ARS and the sale of certain other assets (see the 2009 Form 10-K for more information regarding the cash received). The Company also generated cash from the sale of certain products not manufactured by the Company under the distribution and supply agreement with Purdue (see Note 19—“Contingencies—Litigation and Governmental Inquiries”). While these cash proceeds were sufficient to meet near term cash requirements, the Company is pursuing ongoing efforts to increase cash including the continued implementation of cost savings, divestiture of PDI and other assets and the return of certain or many of the Company’s approved products to market in a timely manner. In addition, in order to continue to meet the expected near-term obligations described above, the Company will still need to obtain additional capital through additional asset sales. Based on the Company’s continuing assessment and identification of assets for future sale and the results of the currently proposed asset sales, the Company may elect to engage in external financing efforts. The Company currently does not anticipate issuing equity securities to

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

(in thousands, except per share data)

raise additional capital. However, the Company continues to evaluate its capital needs and availability of financing to assess and identify the best available external financing alternatives. The Company cannot provide assurance that it will be able to realize the cost reductions it anticipates from reducing its operations or its employee base, that some or many of its approved products can be returned to the market in a timely manner, that its higher profit approved products will return to the market in the near term, that the Company can obtain additional cash through asset sales, or that external financing can be obtained when needed, under acceptable terms or in the amounts required. If the Company is unsuccessful in its efforts to sell assets and raise additional capital in the near term, the Company will be required to further reduce its operations, including further reductions of its employee base, or the Company may be required to cease operations in order to offset the lack of available funding.

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

4. CORRECTION OF IMMATERIAL ERRORS IN PRIOR PERIOD CONSOLIDATED FINANCIAL STATEMENTS

The Company has determined that certain of its previously filed financial statements contained certain errors. In order to assess materiality with respect to these errors, it applied the concepts set forth in SAB 99 and SAB 108 and determined that the impact of these errors on prior period consolidated financial statements was immaterial. Accordingly, the Company’s consolidated balance sheet as of March 31, 2008 and the related consolidated statements of operations for the three and six months ended September 30, 2007 and cash flows for the six months ended September 30, 2007 reflect the correction of these immaterial errors. The accompanying notes have also been revised as necessary. The impact of correcting these immaterial errors resulted in a decrease in net revenues of $1,749 and an increase in operating income and net income of $124 and $537, respectively, for the three months ended September 30, 2007 and a decrease in net revenues, operating income and net income of $2,651, $4,930 and $2,396, respectively, for the six months ended September 30, 2007. The Company’s consolidated retained earnings as of March 31, 2008 reflects a decrease of $6,366 to correct all of the errors identified in the prior period consolidated financial statements.

The following is a description of the areas in which corrections of these immaterial errors were made.

•

Reserve for chargebacks: The Company conducted a comprehensive review of the accounting method used to estimate the reserve for chargebacks. The review determined that a customer deposit was inappropriately applied in prior periods as an offset to the estimated chargeback reserve requirement. The identification of this and other immaterial errors resulted in revisions to prior period consolidated financial statements that impacted receivables and net revenues.

•

Inventory variances: In prior periods, the Company did not appropriately capitalize production related inventory variances. For fiscal year 2009, the Company corrected the error by transferring all production related variances to inventory and then recognizing them into cost of sales based on average inventory turns. The revisions to prior period consolidated financial statements resulted in corrections to inventory and cost of sales.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

(in thousands, except per share data)

•

R&D raw material inventory: In prior periods, the Company did not appropriately record costs for materials used in research and development activities and incorrectly capitalized materials that should have been expensed. The Company identified revisions to prior period consolidated financial statements that generally decreased inventory and increased research and development expense for raw materials that did not meet the criteria for capitalization.

•

Stock-based compensation: The Company determined that its calculation of stock-based compensation for options issued to retiree eligible employees was not correct. As a result, the Company identified revisions to prior period consolidated financial statements that resulted in decreases to both stock-based compensation and additional paid-in capital. Also, the Company determined that its calculation of stock-based compensation for options issued to employees who ceased being employees of the Company and instead worked for the Company as consultants during fiscal year 2008 was not correct. As a result, the Company recorded an adjustment to the fiscal year 2008 consolidated financial statements to decrease stock-based compensation and additional paid-in capital.

•

Property and equipment: The Company determined that its policies and procedures were inadequate to ensure that maintenance and repairs of equipment were expensed as incurred, all asset costs were appropriately capitalized, depreciation expense was appropriately calculated and that the selection of useful lives of property and equipment was appropriately and consistently applied. As a result, the Company identified revisions to prior period consolidated financial statements that generally resulted in decreases to property and equipment, net and increases to both cost of sales and selling and administrative expense.

•

Vacation accrual: The Company determined that the vacation accrual was not calculated in accordance with the terms of the Company’s vacation policy. By recording the accrual in accordance with the related policy, the Company recorded adjustments that impacted accrued liabilities and compensation expense.

•

Software financing arrangement: The Company determined that an agreement to purchase various software licenses and products by means of a third party financing arrangement was not recorded. The Company has corrected this error by capitalizing the assets purchased and amortizing them over the service life. The Company also has recorded the corresponding liability with the financing company as debt that matures in fiscal year 2012 and recognized interest expense thereon.

•

Income taxes: Income tax adjustments were recorded to correct the Company’s income tax expense and the applicable income tax liabilities for the impact of the immaterial errors discussed above and other immaterial errors detected in the tax provision calculation.

•	Other: The Company identified certain other immaterial errors not applicable to the above categories that resulted in revisions to prior period consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

(in thousands, except per share data)

The combined effect of recording the correction of the immaterial errors in the Company’s consolidated statement of income for the three and six months ended September 30, 2007 is presented in the following table:

	Three Months Ended September 30, 2007		Six Months Ended September 30, 2007
	As Reported	As Revised	As Reported	As Revised
Net revenues	$172,925	$171,176	$287,282	$284,631
Cost of sales	45,132	46,367	84,702	86,461
Gross profit	127,793	124,809	202,580	198,170
Research and development	11,750	10,219	21,546	21,503
Selling and administrative	50,999	49,422	96,173	96,736
Operating income	62,029	62,153	70,661	65,731
Interest expense	2,768	2,803	4,898	4,933
Interest and other income	2,741	2,994	6,156	7,117
Income before income taxes	62,002	62,344	71,919	67,915
Income tax provision	21,779	21,584	25,496	23,888
Net income	40,223	40,760	46,423	44,027
Earnings (loss) per share:
Basic - Class A common	$0.85	$0.86	$0.98	$0.93
Basic - Class B common	0.71	0.72	0.82	0.78
Diluted - Class A common	0.70	0.71	0.82	0.78
Diluted - Class B common	0.60	0.61	0.71	0.67

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

(in thousands, except per share data)

The combined effect of recording the correction of the immaterial errors on the consolidated balance sheet at March 31, 2008 is presented in the following table:

	March 31, 2008
	As Reported	As Revised
Cash and cash equivalents	$86,345	$88,493
Receivables	107,070	131,776
Inventories	94,980	94,330
Prepaid and other assets	7,792	8,366
Income taxes receivable	9,872	11,015
Deferred income taxes	22,812	24,122
Total current assets	369,419	398,650
Property and equipment	196,200	187,492
Other assets	23,108	24,005
Total Assets	869,027	890,447
Accounts payable	32,119	32,020
Accrued liabilities	46,516	73,996
Current maturities	202,020	202,499
Total Current Liabilities	280,655	308,515
Long-term debt	67,432	68,674
Other long-term liabilities	22,359	22,519
Deferred income taxes	39,299	37,122
Total Liabilities	409,745	436,830
Additional paid-in capital	158,742	159,443
Retained earnings	357,714	351,348
Total Shareholders’ Equity	459,282	453,617
Total Liabilities and Shareholders’ Equity	869,027	890,447

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

(in thousands, except per share data)

The combined effect of recording the correction of the immaterial errors in the Company’s consolidated statement of cash flows for the six months ended September 30, 2007 is presented in the following table:

	Six Months Ended September 30, 2007
	As Reported	As Revised
Net income (loss)	$46,423	$44,027
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	13,711	14,139
Deferred income tax benefit	(5,060)	(5,869)
Stock-based compensation	2,757	3,142
Changes in operating assets and liabilities:
Receivables, net	(52,319)	(57,922)
Inventories, net	(4,618)	(2,982)
Income taxes	(1,528)	14,994
Accounts payable and accrued liabilities	16,215	12,324
Other assets and liabilities, net	4,798	(1,449)
Net cash provided by operating activities	31,016	31,041
Purchase of property and equipment, net	(6,921)	(6,761)
Cash paid for acquired assets	—	—
Net cash used in investing activities	(122,400)	(122,240)
Principal payments on long-term debt	(927)	(1,021)
Proceeds from borrowing on long-term debt	50,000	50,000
Net cash provided by financing activities	50,085	49,992
Increase (decrease) in cash and cash equivalents	(41,299)	(41,207)
Cash and cash equivalents:
Beginning of year	82,574	84,753
End of period	41,275	43,546

5. RECENTLY ISSUED ACCOUNTING STANDARDS

Effective April 1, 2008, the Company adopted SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), for all financial assets and liabilities and any other assets and liabilities that are recognized or disclosed at fair value on a recurring basis. This pronouncement clarifies the principle that fair value should be based on the assumptions that market participants would use when pricing an asset or liability, provides a framework for measuring fair value under GAAP and expands disclosure requirements about fair value measurements. Although the Company’s adoption of SFAS No. 157 did not have a material effect on the Company’s financial condition, results of operations or cash flows, additional disclosures were required (see Note 11—“Fair Value Measures” of the Notes to the Consolidated Financial Statements in this Quarterly Report on Form 10-Q).

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

(in thousands, except per share data)

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

(in thousands, except per share data)

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

In May 2008, the FASB issued FASB Staff Position (“FSP”) No. APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlement).” Under the new rules for convertible debt instruments that may be settled entirely or partially in cash upon conversion, an entity is required to separately account for the liability and equity components of the instrument in a manner that reflects the issuer’s economic interest cost. The effect of the new rules is that the equity component is included in the paid-in capital section of shareholders’ equity on an entity’s consolidated balance sheet and the value of the equity component is treated as original issue discount for purposes of accounting for the debt component of convertible debt. The FSP is effective for fiscal years beginning after December 15, 2008, and for interim periods within those fiscal years, with retrospective application required. Early adoption is not permitted. The Company is currently evaluating the new rules and the impact on its financial condition and results of operations.

In April 2008, the FASB issued FASB Staff Position (“FSP”) No. FAS 142-3, “Determination of the Useful Life of Intangible Assets,” (“FSP 142-3”). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets” and also requires expanded disclosure related to the determination of intangible asset useful lives. FSP 142-3 is effective for fiscal years beginning after December 15, 2008. Early adoption is prohibited. The company is currently evaluating the impact the adoption of FSP 142-3 will have on its consolidated financial statements.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162” (“SFAS 168”), which identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP. This is accomplished by authorizing the Codification to become the single source of authoritative U.S. accounting and reporting standards, except for rules and interpretive releases of the Securities and Exchange Commission (the “SEC”) under authority of federal securities laws, which are sources of authoritative GAAP for SEC registrants. All other non-grandfathered, non-SEC accounting literature not included in the Codification is now non-authoritative. SFAS No. 168 is effective for fiscal years, and interim periods within those fiscal years, beginning after September 15, 2009. The Company is in the process of analyzing the impact of this standard on future filings, which will be adopted by the Company at the beginning of the third quarter of fiscal year 2010.

6. ACQUISITIONS

In September 2008, the Company acquired assets from the pharmaceutical division of LycoRed Natural Products Industries Ltd. (“LycoRed”), an Israeli company. Under the terms of the asset purchase agreement, the Company paid $3,000 for tangible assets and an assembled workforce. The acquirer of these assets is Nesher Solutions, Ltd., an Israeli entity that is 100% owned by Nesher Solutions USA, Inc., a wholly-owned KV company. The purpose of the acquisition was to expand the Company’s expertise in the area of controlled-release products as well as enhance its generic pipeline development capacity. The results of operations are included in the consolidated statement of operations since the date of acquisition.

The Company on January 16, 2008, entered into an Asset Purchase Agreement (the “Original Gestiva Agreement”) with Cytyc Prenatal Products Corp. and Hologic, Inc. (Cytyc Prenatal Products Corp. and Hologic, Inc. are referred to collectively as “Hologic”). On January 8, 2010, the Company and Hologic entered into an Amendment (the “Gestiva Amendment”) to the Original Gestiva Agreement.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

(in thousands, except per share data)

The Original Gestiva Agreement provided for, among other things, the following:

•

The Company would acquire the U.S. and worldwide rights to Gestiva™ (17-alpha hydroxyprogesterone caproate) and certain related assets (the “Purchased Assets”) upon approval of the pending New Drug Application for Gestiva™ (the “Gestiva NDA”) under review by the FDA.

•

The Purchased Assets would be transferred and sold to the Company free and clear of all encumbrances on the transfer date (the “Transfer Date”), which is to occur no later than five business days after the satisfaction of certain conditions, including, among other things, (1) the approval of the Gestiva NDA by the FDA (as more fully described in the Original Gestiva Agreement) and (2) the delivery by the Company of the Additional Purchase Price Amount (as defined below). As previously disclosed by the Company, the FDA has not yet approved the Gestiva NDA and the Transfer Date has not yet occurred.

•	The Company agreed to pay Hologic a total of $82,000 for the Purchased Assets, in the following increments:

•	A $7,500 cash payment (the “Initial Purchase Price”) on the initial closing date. The Company made such payment in February 2008.

•

A $2,000 cash payment (the “NDA Milestone Payment”) upon receipt by Hologic of an acknowledgement from the FDA that Hologic’s response to the FDA’s October 20, 2006 “approvable” letter was sufficient for the FDA to proceed with its review of the Gestiva NDA. The Company made such payment in May 2008.

•	A $72,500 cash payment (the “Additional Purchase Price Amount”) to be paid on the Transfer Date.

•

The Company and Hologic each had the right to terminate the Original Gestiva Agreement in the event that the Transfer Date did not occur by February 19, 2010, the second anniversary of the initial closing date (the “February 2010 Termination Right”).

The following is a description of the material terms by which the Gestiva Amendment modifies the Original Gestiva Agreement (as amended, the “Amended Gestiva Agreement”):

•	Hologic is no longer entitled to receive the Additional Purchase Price Amount. Instead, the Company agrees to pay the following:

•	A $70,000 cash payment (the “Amendment Payment”) upon execution of the Gestiva Amendment. The Company made such payment on January 8, 2010.

•

Upon successful completion of agreed upon milestones, a series of additional future scheduled cash payments in the aggregate amount of $120,000, the first of which payments is due on the Transfer Date (which will occur after, among other things, the FDA approves the Gestiva NDA) and the last of which payments is due no later than 21 months after the FDA approves the Gestiva NDA, provided that the Transfer Date has already occurred. The Company has the right to prepay any such amounts at any time. In addition, if the Company is unable to obtain sufficient quantities of Gestiva for a period of time (not to exceed 12 months) under certain specified circumstances set forth in the Amended Gestiva Agreement, then the due date of the next following scheduled cash payment will be delayed for such period of time. The date on which the Company makes the final cash payment is referred to as the “Final Payment Date.”

•

If, prior to the Final Payment Date, the Company fails to timely pay a scheduled payment, the Company is obligated to transfer back to Hologic ownership of the Purchased Assets, including certain improvements made thereto by the Company, as well as other after-acquired assets and rights used by the Company in connection with the Gestiva business (the “Retransfer”). Certain liabilities associated with the foregoing are to be transferred to Hologic in connection with any Retransfer, subject to Hologic’s rights to reject the assumption of certain liabilities.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

(in thousands, except per share data)

•	The termination provisions set forth in the Original Gestiva Agreement have been modified to include the following to the existing termination rights set forth in the Original Gestiva Agreement:

•	The February 2010 Termination Right has been eliminated.

•

Hologic has the right to terminate the Amended Gestiva Agreement if the Company fails to deliver the cash payment due on the Transfer Date (as described above) within 10 days of receipt of notice from the Seller that all conditions related to the Transfer Date have been met.

Hologic informed the Company in January 2009 that the FDA, in a complete response letter, (1) indicated it would not approve Gestiva™ until additional data and information are submitted to and accepted by the FDA and (2) requested Hologic to initiate a confirmatory clinical study and enroll a certain number of patients. The Company currently is working with Hologic to achieve the required patient enrollment and to submit the additional data and information in order to obtain FDA approval of the Gestiva NDA.

In May 2007, the Company acquired the U.S. marketing rights to Evamist™, a transdermal estrogen therapy, from VIVUS, Inc. Under the terms of the asset purchase agreement for Evamist, the Company paid $10,000 in cash at closing and agreed to make an additional cash payment of $141,500 upon final approval of the product by the FDA. The agreement also provides for two future payments upon achievement of certain net sales milestones. If Evamist™ achieves $100,000 of net sales in a fiscal year, a one-time payment of $10,000 will be made, and if net sales levels reach $200,000 in a fiscal year, a one-time payment of up to $20,000 will be made. Because the product had not obtained FDA approval when the initial payment was made at closing, the Company recorded $10,000 of in-process research and development expense during the three months ended June 30, 2007. In July 2007, FDA approval for Evamist™ was received and a payment of $141,500 was made to VIVUS, Inc. The final purchase price allocation completed during the fiscal year ended March 31, 2009, resulted in estimated identifiable intangible assets of $44,078 for product rights; $12,774 for trademark rights; $82,542 for rights under a sublicense agreement; and, $2,106 for a covenant not to compete. Upon FDA approval in July 2007, the Company began amortizing the product rights, trademark rights and rights under the sublicense agreement over 15 years and the covenant not to compete over nine years.

7. EARNINGS (LOSS) PER SHARE

The Company has two classes of common stock: Class A Common Stock and Class B Common Stock that is convertible into Class A Common Stock. With respect to dividend rights, holders of Class A Common Stock are entitled to receive cash dividends per share equal to 120% of the dividends per share paid on the Class B Common Stock. For purposes of calculating basic earnings (loss) per share, undistributed earnings are allocated to each class of common stock based on the contractual participation rights of each class of security.

The Company presents diluted earnings (loss) per share for Class B Common Stock for all periods using the two-class method which does not assume the conversion of Class B Common Stock into Class A Common Stock. The Company presents diluted earnings (loss) per share for Class A Common Stock using the if-converted method which assumes the conversion of Class B Common Stock into Class A Common Stock, if dilutive.

Basic earnings (loss) per share is computed using the weighted average number of common shares outstanding during the period except that it does not include unvested common shares subject to repurchase. Diluted earnings (loss) per share is computed using the weighted average number of common shares and, if dilutive, potential common shares outstanding during the period. Potential common shares consist of the incremental common shares issuable upon the exercise of stock options, unvested common shares subject to repurchase, convertible preferred stock and convertible notes. The dilutive effects of outstanding stock options and unvested common shares subject to repurchase are reflected in diluted earnings (loss) per share by application of the treasury stock method. Convertible preferred stock and convertible notes are reflected on an if-converted basis. The computation of diluted earnings (loss) per share for Class A Common Stock assumes the conversion of the Class B Common Stock, while the diluted earnings (loss) per share for Class B Common Stock does not assume the conversion of those shares.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

(in thousands, except per share data)

The following table sets forth the computation of basic and diluted earnings (loss) per share for the three months ended September 30, 2008 and 2007:

	Three Months Ended September 30, 2008		Three Months Ended September 30, 2007
	Class A	Class B	Class A	Class B
Basic earnings (loss) per share:
Numerator:
Allocation of undistributed earnings (loss)	$(32,955)	$(10,643)	$31,957	$8,786

Denominator:
Weighted average shares outstanding	37,767	12,165	37,528	12,335
Less - weighted average unvested common shares subject to repurchase	(333)	(76)	(446)	(101)

Number of shares used in per share computations	37,434	12,089	37,082	12,234

Basic earnings (loss) per share	$(0.88)	$(0.88)	$0.86	$0.72

Diluted earnings (loss) per share:
Numerator:
Allocation of undistributed earnings (loss) for basic computation	$(32,955)	$(10,643)	$31,957	$8,786
Reallocation of undistributed earnings (loss) as a result of conversion of Class B to Class A shares	(10,643)	—	8,786	—
Reallocation of undistributed earnings to Class B shares	—	—	—	(1,272)
Add - preferred stock dividends	—	—	17	—
Add - interest expense convertible notes	—	—	1,008	—

Allocation of undistributed earnings (loss)	$(43,598)	$(10,643)	$41,768	$7,514

Denominator:
Number of shares used in basic computation	37,434	12,089	37,082	12,234
Weighted average effect of dilutive securities:
Conversion of Class B to Class A shares	12,089	—	12,234	—
Employee stock options	—	—	761	83
Convertible preferred stock	—	—	338	—
Convertible notes	—	—	8,692	—
Number of shares used in per share computations	49,523	12,089	59,107	12,317

Diluted earnings (loss) per share (1) (2)	$(0.88)	$(0.88)	$0.71	$0.61

(1)	For the three months ended September 30, 2008, there were stock options to purchase 528 (excluding 1,699 out of the money shares) of Class A and Class B Common Stock, preferred shares convertible into 338 shares of Class A Common Stock, and $200,000 principal amount of convertible notes convertible into 8,692 shares of Class A Common Stock that were excluded from the computation of diluted loss per share because their effect would have been anti-dilutive.
(2)	For the three months ended September 30, 2007, excluded from the computation of diluted earnings per share were options to purchase 56 Class A and Class B common shares with exercise prices greater than the average market price of the common shares for the period reported.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

(in thousands, except per share data)

The following table sets forth the computation of basic and diluted earnings (loss) per share for the six months ended September 30, 2008 and 2007:

	Six Months Ended September 30, 2008		Six Months Ended September 30, 2007
	Class A	Class B	Class A	Class B
Basic earnings (loss) per share:
Numerator:
Allocation of undistributed earnings (loss)	$(28,759)	$(9,286)	$34,484	$9,508

Denominator:
Weighted average shares outstanding	37,763	12,165	37,486	12,357
Less - weighted average unvested common shares subject to repurchase	(333)	(80)	(442)	(100)

Number of shares used in per share computations	37,430	12,085	37,044	12,257

Basic earnings (loss) per share	$(0.77)	$(0.77)	$0.93	$0.78

Diluted earnings (loss) per share:
Numerator:
Allocation of undistributed earnings (loss) for basic computation	$(28,759)	$(9,286)	$34,484	$9,508
Reallocation of undistributed earnings (loss) as a result of conversion of Class B to Class A shares	(9,286)	—	9,508	—
Reallocation of undistributed earnings (loss) to Class B shares	—	—	—	(1,211)
Add - preferred stock dividends	—	—	35	—
Add - interest expense convertible notes	—	—	1,998	—

Allocation of undistributed earnings (loss)	$(38,045)	$(9,286)	$46,025	$8,297

Denominator:
Number of shares used in basic computation	37,430	12,085	37,044	12,257
Weighted average effect of dilutive securities:
Conversion of Class B to Class A shares	12,085	—	12,257	—
Employee stock options	—	—	767	82
Convertible preferred stock	—	—	338	—
Convertible notes	—	—	8,692	—

Number of shares used in per share computations	49,515	12,085	59,098	12,339

Diluted earnings per share (1)(2)	$(0.77)	$(0.77)	$0.78	$0.67

(1)	For the six months ended September 30, 2008, there were stock options to purchase 536 (excluding 1,757 out of the money shares) of Class A and Class B Common Stock, preferred shares convertible into 338 shares of Class A Common Stock, and $200,000 principal amount of convertible notes convertible into 8,692 shares of Class A Common Stock that were excluded from the computation of diluted loss per share because their effect would have been anti-dilutive.
(2)	For the six months ended September 30, 2007, excluded from the computation of diluted earnings per share were options to purchase 54 Class A and Class B common shares with exercise prices greater than the average market price of the common shares for the period reported.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

(in thousands, except per share data)

8. STOCK-BASED COMPENSATION

In August 2002, the Company’s shareholders approved KV’s 2001 Incentive Stock Option Plan (the “2001 Plan”), which allows for the issuance of up to 4,500 shares of common stock. In September 2008, shareholders approved an amendment to the 2001 Plan to increase by 3,000 the number of shares of Class A Common Stock available for issuance under the 2001 Plan. Under the Company’s stock option plan, options to acquire shares of common stock have been made available for grant to all employees. Each option granted has an exercise price of not less than 100% of the market value of the common stock on the date of grant. The contractual life of each option is generally ten years and the options generally vest at the rate of 10% per year from the date of grant.

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

The Company recognized stock-based compensation of $1,538 and $2,665, respectively, and related tax benefits of $298 and $460, respectively, for the three and six months ended September 30, 2008 and stock-based compensation of $1,227 and $3,142, respectively, and related tax benefits of $281 and $754, respectively, for the three and six months ended September 30, 2007. There was no stock-based employee compensation cost capitalized as of September 30, 2008 and March 31, 2008. Cash received from stock option deposits was $410 and $400 for the three months ended September 30, 2008 and 2007, respectively, and $701 and $674 for the six months ended September 30, 2008 and 2007, respectively. The actual tax benefit realized from tax deductions associated with stock option exercises (at expiration of two-year forfeiture period) was $203 and $393 for the three months ended September 30, 2008 and 2007, respectively, and $470 and $511 for the six months ended September 30, 2008 and 2007, respectively.

The Company did not issue any new stock option grants during the three months ended September 30, 2008.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

(in thousands, except per share data)

The following weighted average assumptions were used for stock options granted during the six months ended September 30, 2008 and the three and six months ended September 30, 2007:

	Three Months Ended September 30,		Six Months Ended September 30,
	2008	2007	2008	2007
Dividend yield	None	None	None	None
Expected volatility	—	43%	39%	43%
Risk-free interest rate	—	4.93%	3.80%	4.93%
Expected term	—	9.0 years	9.0 years	9.0 years
Weighted average fair value per share at grant date	—	$16.65	$10.39	$15.94

A summary of the changes in the Company’s stock option plans during the six months ended September 30, 2008 is presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Balance, March 31, 2008	3,933	$18.84
Options granted	148	19.42
Options exercised	(124)	7.78		$1,859
Options canceled	(310)	22.69

Balance, September 30, 2008	3,647	18.91	5.7	$18,485

Expected to vest at September 30, 2008	2,816	$18.91	5.7	$14,271

Options exercisable at September 30, 2008 (excluding shares in the two-year forfeiture period)	1,285	$16.97	4.8	$8,334

As of September 30, 2008, the Company had $39,613 of total unrecognized compensation expense related to stock option grants, which will be recognized over the remaining weighted average period of 4.8 years.

9. REVENUE RECOGNITION

Revenue is generally realized or realizable and earned when persuasive evidence of an arrangement exists, the customer’s payment ability has been reasonably assured, title and risk of ownership have been transferred to the customer, and the seller’s price to the buyer is fixed or reasonably determinable. When these conditions have not been met, revenue is deferred and reflected as a liability on the consolidated balance sheet until any uncertainties or contingencies have been resolved. The Company also enters into long-term agreements under which it assigns marketing rights for products it has developed to pharmaceutical markets. Royalties under these arrangements are earned based on the sale of products.

Concurrently with the recognition of revenue, the Company records estimated provisions for product returns, sales rebates, payment discounts, chargebacks, and other sales allowances. When the occurrence of product recalls becomes probable, the Company also records estimated liabilities for product returns related to recalls. The Company records failure to supply claims when they are probable and reasonably estimable. Provisions are established based upon consideration of a variety of factors, including but not limited to, historical relationship to revenues, historical payment and return experience, estimated and actual customer inventory levels, customer rebate and failure to supply arrangements, current contract sales terms with wholesale and indirect customers, and subsequent payment activity. The following briefly describes each provision and how such provisions are estimated.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

(in thousands, except per share data)

•	Cash Discounts—Payment discounts are reductions to invoiced amounts offered to customers for payment within a specified period and are estimated utilizing historical customer payment experience.

•

Sales Rebates—Sales rebates are offered to certain customers to promote customer loyalty and encourage greater product sales. These rebate programs provide that, upon the attainment of pre-established volumes or the attainment of revenue milestones for a specified period, the customer receives credit against purchases. Other promotional programs are incentive programs periodically offered to customers. Due to the nature of these programs, the Company is able to estimate provisions for rebates and other promotional programs based on the specific terms in each agreement.

•

Sales Returns—Consistent with common industry practices, the Company has agreed to terms with its customers to allow them to return product that is within a certain period of the expiration date. Upon recognition of revenue from product sales to customers, the Company provides for an estimate of product to be returned. This estimate is determined by applying a historical relationship of customer returns to amounts invoiced.

•

Chargebacks—The Company markets and sells products directly to wholesalers, distributors, warehousing pharmacy chains, mail order pharmacies and other direct purchasing groups. The Company also markets products indirectly to independent pharmacies, non-warehousing chains, managed care organizations, and group purchasing organizations, collectively referred to as “indirect customers.” The Company enters into agreements with some indirect customers to establish contract pricing for certain products. These indirect customers then independently select a wholesaler from which to purchase the products at these contracted prices. Alternatively, the Company may pre-authorize wholesalers to offer specified contract pricing to other indirect customers. Under either arrangement, the Company provides credit to the wholesaler for any difference between the contracted price with the indirect customer and the wholesaler’s invoice price. This credit is called a chargeback. Provisions for estimated chargebacks are calculated primarily using historical chargeback experience, actual contract pricing, estimated and actual wholesaler inventory levels, and subsequent payment activity.

•

Price Protection—Generally, the Company provides credits to wholesale customers for decreases that are made to selling prices for the value of inventory that is owned by these customers at the date of the price reduction. These credits are customary in the industry and are intended to reduce a wholesale customer’s inventory cost to better reflect current market prices. Since a reduction in the wholesaler’s invoice price reduces the chargeback per unit, price reduction credits are typically included as part of the reserve for chargebacks because they act essentially as accelerated chargebacks. Although the Company contractually agreed to provide price adjustment credits to its major wholesale customers at the time they occur, the impact of any such price reductions not included in the reserve for chargebacks is immaterial to the amount of revenue recognized in any given period.

•

Medicaid Rebates—Federal law requires that a pharmaceutical manufacturer, as a condition of having its products receive federal reimbursement under Medicaid and Medicare Part B, must pay rebates to state Medicaid programs for all units of its pharmaceuticals that are dispensed to Medicaid beneficiaries and paid for by a state Medicaid program. The provision for Medicaid rebates is based upon historical experience of claims submitted by the various states. The Company also monitors Medicaid legislative changes to determine what impact such legislation may have on the provision for Medicaid rebates.

•	Product Recall Returns—Liabilities for product returns related to recalls are based on estimated and actual customer inventory levels at the time of the recall and actual contract pricing.

•

Failure to Supply—The Company has entered into purchase agreements with certain customers that include a provision whereby the Company is required to reimburse these customers for price differences on product orders that the Company is unable to fulfill. Based on the nature of this contractual term, the Company is able to estimate provisions for supply failures based on the specific terms in each agreement.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

(in thousands, except per share data)

Actual product returns, chargebacks and other sales allowances incurred are dependent upon future events and may be different from the Company’s estimates. The Company continually monitors the factors that influence sales allowance estimates and makes adjustments to these provisions when management believes that actual product returns, chargebacks and other sales allowances may differ from established allowances.

The provisions discussed above are presented in the consolidated financial statements as reductions to gross revenues and a decrease to accounts receivable or an increase to accrued liabilities. Provisions totaled $89,195 and $68,260 for the three months ended September 30, 2008 and 2007, respectively, and $181,800 and $110,081 for the six months ended September 30, 2008 and 2007, respectively.

The reserve balances related to the provisions are included in “Receivables, less allowance for doubtful accounts” or “Accrued liabilities” in the accompanying consolidated balance sheets. A summary of activity for each reserve for the six months ended September 30, 2008 follows:

	Beginning Balance	Current Provision Related to Shipments Made in the Current Period	Current Provision Related to Sales Made in Prior Periods	Actual Returns or Credits in the Current Period	Ending Balance
(in thousands)
Six Months Ended September 30, 2008
Accounts Receivable Reserves:
Chargebacks	$18,103	$96,145	$—	$(93,658)	$20,590
Cash discounts and other allowances	3,848	10,337	—	(9,390)	4,795
Liabilities:				—
Sales rebates	12,585	29,039	2,528	(33,132)	11,020
Sales returns	3,950	6,374	—	(8,014)	2,310
Medicaid rebates	7,953	8,140	—	(4,002)	12,091
Medicare and Medicaid restitution	—	—	2,275	—	2,275
Product recall returns	346	2,050	—	(346)	2,050
Failure to supply claims	—	2,145	—	(645)	1,500
Other	6,120	22,767	—	(20,418)	8,469

Total	$52,905	$176,997	$4,803	$(169,605)	$65,100

The liabilities for sales rebates, sales returns, Medicaid rebates, product recall returns and failure to supply claims are classified as accrued liabilities in the consolidated balance sheets as of September 30, 2008 and March 31, 2008. The expense associated with these accruals is classified in the consolidated statement of operations for the three and six months ended September 30, 2008 as a reduction of gross revenue. Please see the 2009 Form 10-K for information regarding certain product recalls initiated during fiscal year 2009.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

(in thousands, except per share data)

10. INVESTMENT SECURITIES

The carrying amount of available-for-sale investment securities and their approximate fair values at September 30, 2008 and March 31, 2008 were as follows.

	September 30, 2008
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Non-current auction rate securities	$83,500	$—	$(6,303)	$77,197

	March 31, 2008
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-term marketable securities	$40,538	$10	$—	$40,548
Non-current auction rate securities	83,900	—	(2,384)	81,516

Total	$124,438	$10	$(2,384)	$122,064

The Company accounts for its investment securities in accordance with SFAS 115, “Accounting for Certain Investments in Debt and Equity Securities,” and classifies them as “available for sale.” The Company’s short-term marketable securities at March 31, 2008 consisted of mutual funds comprised of U.S. government investments that were recorded at fair value based on quoted market prices. For the three and six months ended September 30, 2008, a realized loss of $86 was recognized upon sale of these securities. There were no realized gains or losses on the Company’s short-term marketable securities for the three and six months ended September 30, 2007.

At September 30, 2008 and March 31, 2008, the Company had $83,500 and $83,900, respectively, of principal invested in auction rate securities (ARS). These securities all have a maturity in excess of 10 years. The Company’s investments in ARS primarily represent interests in collateralized debt obligations supported by pools of student loans, the principal of which is guaranteed by the U.S. Government. ARS backed by student loans are viewed as having low default risk and therefore very low risk of credit downgrade. The ARS held by the Company are AAA-rated securities with long-term nominal maturities for which the interest rates are reset through a Dutch auction at pre-determined intervals, up to 35 days. The auctions historically have provided a liquid market for these securities.

The estimated fair value of the Company’s ARS holdings at September 30, 2008 and March 31, 2008 was $77,197 and $81,516, respectively, which reflected a difference of $6,303 and $2,384, respectively, from the related principal value. Although the ARS continued to pay interest according to their stated terms, the Company recorded unrealized losses of $3,990 and $1,550, net of tax, as reductions to shareholders’ equity in accumulated other comprehensive loss at September 30, 2008 and March 31, 2008, respectively, reflecting adjustments to the ARS holdings that the Company concluded had a temporary decline in value.

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

ARS have historically been classified as short-term marketable securities in the Company’s consolidated balance sheet. With the liquidity issues experienced in global credit and capital markets, the ARS held by the Company at

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

(in thousands, except per share data)

September 30, 2008 and March 31, 2008 experienced multiple failed auctions beginning in February 2008 as the amount of securities submitted for sale exceeded the amount of purchase orders. Accordingly, the $77,197 and $81,516 of ARS at September 30, 2008 and March 31, 2008, respectively, were classified as non-current assets and are included in the line item “Investment securities” in the accompanying Consolidated Balance Sheets.

See the 2009 Form 10-K for disclosure of certain events and transactions that occurred after September 30, 2008, including the Company’s monetization of its ARS holdings.

11. FAIR VALUE MEASURES

As stated in Note 5—“Recently Issued Accounting Standards,” the Company adopted SFAS 157 effective April 1, 2008 for all financial assets and liabilities and any other assets and liabilities that are recognized or disclosed at fair value on a recurring basis. SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. In order to increase consistency and comparability in fair value measurements, SFAS 157 established a fair value hierarchy that ranks the quality and reliability of the information used to measure fair value. Financial assets and liabilities carried at fair value are classified and disclosed in one of the following three categories:

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

The following table presents the Company’s fair value hierarchy as of September 30, 2008 for those financial assets measured at fair value on a recurring basis:

	Fair Value Measurements at September 30, 2008
	Total	Level 1	Level 2	Level 3
Non-current auction rate securities	$77,197	$—	$—	$77,197

The Company’s investments in non-current ARS primarily represent interests in collateralized debt obligations supported by pools of student loans, the principal of which is guaranteed by the U.S. Government. The ARS held by the Company are AAA-rated securities with long-term nominal maturities for which the interest rates are reset through a Dutch auction at pre-determined intervals, up to 35 days. Due to the lack of observable market quotes and an illiquid market for the Company’s ARS portfolio as of September 30, 2008, the Company utilized a valuation model that relied exclusively on Level 3 inputs, including those that are based on expected cash flow streams and collateral values.

The contingent interest feature of the $200,000 principal amount of Contingent Convertible Subordinated Notes (see Note 15—“Long-Term Debt”) meets the criteria of and qualifies as an embedded derivative. Although this feature represents an embedded derivative financial instrument, based on its de minimis value at the time of issuance and at September 30, 2008, no value has been assigned to this embedded derivative.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

(in thousands, except per share data)

The following table presents the changes in fair value for financial assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

Non-Current Auction Rate Securities (Level 3)
Balance at April 1, 2008	$81,516
Unrealized losses included in accumulated other comprehensive loss	(3,919)
Sale of ARS security	(400)

Balance at September 30, 2008	$77,197

12. INVENTORIES

Inventories consisted of the following:

	September 30, 2008	March 31, 2008
Raw materials	$39,728	$42,939
Finished goods	33,975	36,187
Work-in-process	18,876	15,204

	$92,579	$94,330

Management establishes reserves for potentially obsolete or slow-moving inventory based on an evaluation of inventory levels, forecasted demand, and market conditions.

Inventories included $3,572 and $2,846 of raw materials as of September 30, 2008 and March 31, 2008, respectively, that will be used in research and development activities.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

(in thousands, except per share data)

13. INTANGIBLE ASSETS AND GOODWILL

Intangible assets and goodwill consisted of the following:

	September 30, 2008		March 31, 2008
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Product rights acquired:
Micro-K®	$36,140	$(17,242)	$36,140	$(16,318)
PreCare®	8,433	(3,865)	8,433	(3,654)
Evamist™	44,078	(3,468)	52,446	(2,378)
Trademarks acquired:
Niferex®	14,834	(4,080)	14,834	(3,709)
Chromagen®/StrongStart®	27,642	(7,601)	27,642	(6,910)
Evamist™	12,774	(1,005)	15,166	(688)
License agreements:
Evamist™	82,542	(6,494)	66,417	(3,011)
Other	2,675	—	2,300	—
Covenant not to compete:
Evamist™	2,106	(276)	7,471	(565)
Other	375	(128)	375	(109)
Trademarks and patents	5,515	(1,088)	5,317	(972)
Assembled workforce	745	(10)	—	—

Total intangible assets	237,859	(45,257)	236,541	(38,314)
Goodwill	557	—	557	—

	$238,416	$(45,257)	$237,098	$(38,314)

As of September 30, 2008, the Company’s intangible assets had a weighted average useful life of approximately 17 years. Amortization expense for intangible assets was $3,612 and $3,015 for the three months ended September 30, 2008 and 2007, respectively, and $7,013 and $4,200 for the six months ended September 30, 2008 and 2007, respectively (see the 2009 Form 10-K for more information on the evaluation of impairment performed on each of our intangible assets subsequent to September 30, 2008).

Assuming no additions, disposals or adjustments are made to the carrying values and/or useful lives of the intangible assets, annual amortization expense on product rights, trademarks acquired and other intangible assets is estimated to be approximately $7,200 for the remainder of fiscal year 2009 and approximately $14,500 in each of the four succeeding fiscal years.

14. REVOLVING CREDIT AGREEMENT

At September 30, 2008, the Company had a credit agreement with ten banks that provided for a revolving line of credit for borrowing up to $320,000. This credit facility also included a provision for increasing the revolving commitment, at the lenders’ sole discretion, by up to an additional $50,000. The credit agreement was unsecured unless the Company, under certain specified circumstances, utilized the facility to redeem part or all of its outstanding Convertible Subordinated Notes. Interest was charged under the credit facility at the lower of the prime rate or LIBOR plus 62.5 to 150 basis points depending on the ratio of senior debt to EBITDA. The credit facility had a five-year term expiring in June 2011. The credit agreement contained financial covenants that imposed limits on dividend payments, required minimum equity, a maximum senior leverage ratio and minimum fixed charge coverage ratio. At September 30, 2008, the Company had $30,000 of borrowings outstanding under the credit facility (see Note 15—“Long-Term Debt”).

See the 2009 Form 10-K for disclosure of certain events and transactions that occurred after September 30, 2008, including the termination of the credit agreement in February 2009.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

(in thousands, except per share data)

15. LONG-TERM DEBT

Long-term debt consisted of the following:

	September 30, 2008	March 31, 2008
Convertible notes	$200,000	$200,000
Building mortgages	38,467	39,452
Line of credit	30,000	30,000
Software financing arrangement	1,365	1,721

	269,832	271,173
Less current portion	(2,459)	(202,499)

	$267,373	$68,674

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

The Company may redeem some or all of the Notes at any time on or after May 21, 2006, at a redemption price, payable in cash, of 100% of the principal amount of the Notes, plus accrued and unpaid interest, including contingent interest, if any. Holders may require the Company to repurchase all or a portion of their Notes on May 16, 2013, 2018, 2023 and 2028 or upon a change in control, as defined in the indenture governing the Notes, at a purchase price, payable in cash, of 100% of the principal amount of the Notes, plus accrued and unpaid interest, including contingent interest, if any. Holders had the right to require the Company to repurchase all or a portion of their Notes on May 16, 2008 and, accordingly, the Company classified the Notes as a current liability as of March 31, 2008. Since no holders required the Company to repurchase all or a portion of their Notes on this date and because the next occasion holders may require the Company to repurchase all or a portion of their Notes is May 16, 2013, the Notes were classified as a long-term liability as of September 30, 2008. The Notes are subordinate to all of the Company’s existing and future senior obligations.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

(in thousands, except per share data)

The Company has reserved 8,692 shares of Class A Common Stock for issuance in the event the Notes are converted.

The Notes, which are unsecured, do not contain any restrictions on the payment of dividends, the incurrence of additional indebtedness or the repurchase of the Company’s securities, and do not contain any financial covenants.

In March 2006, the Company entered into a $43,000 mortgage loan arrangement with one of its primary lenders, in part, to refinance $9,859 of existing mortgages. The $32,764 of net proceeds the Company received from the mortgage loan was used for working capital and general corporate purposes. The mortgage loan, which is secured by three of the Company’s buildings, bears interest at a rate of 5.91% and matures on April 1, 2021.

In June 2007, the Company entered into an installment payment agreement with a financial institution for the purchase of software products and the right to receive consulting or other services from the seller. Upon delivery of the products and services, the financial institution will pay the seller amounts owed for the software products and services. As a result, the Company recorded debt in the amount of $1,733 which will be paid ratably over 16 consecutive quarters to the financial institution. In August 2007, the Company entered into another agreement with the same financial institution for the payment of additional consulting services that will be provided on a time and material basis. In exchange for the institution paying the seller for fees owed, the Company has recorded additional debt in the amount of $306 which will be paid to the financial institution ratably over 16 consecutive quarters. The two installment payment agreements were discounted using an imputed annual interest rate that approximated the Company’s borrowing rate for similar debt instruments at the time of the borrowings.

The aggregate maturities of long-term debt as of September 30, 2008 were as follows:

Due in one year	$2,459
Due in two years	2,749
Due in three years	32,795
Due in four years	2,485
Due in five years	202,643
Thereafter	26,701

$269,832

See the 2009 Form 10-K for disclosure of certain events and transactions that occurred after September 30, 2008, including those related to the Company’s long-term debt.

16. TAXABLE INDUSTRIAL REVENUE BONDS

In December 2005, the Company entered into a financing arrangement with St. Louis County, Missouri related to expansion of its operations in St. Louis County. Up to $135,500 of industrial revenue bonds could have been issued to the Company by St. Louis County relative to capital improvements made through December 31, 2009. This agreement provides that 50% of the real and personal property taxes on up to $135,500 of capital improvements will be abated for a period of ten years subsequent to the property being placed in service. Industrial revenue bonds totaling $120,407 were outstanding at September 30, 2008. The industrial revenue bonds are issued by St. Louis County to the Company upon its payment of qualifying costs of capital improvements, which are then leased by the Company for a period ending December 1, 2019, unless earlier terminated. The Company has the option at any time to discontinue the arrangement and regain full title to the abated property. The industrial revenue bonds bear interest at 4.25% per annum and are payable as to principal and interest concurrently with payments due under the terms of the lease. The Company has classified the leased assets as property and equipment and has established a capital lease obligation equal to the outstanding principal balance of the industrial revenue bonds. Lease payments may be made by tendering an equivalent portion of the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

(in thousands, except per share data)

industrial revenue bonds. As the capital lease payments to St. Louis County may be satisfied by tendering industrial revenue bonds (which is the Company’s intention), the capital lease obligation, industrial revenue bonds and related interest expense and interest income, respectively, have been offset for presentation purposes in the Consolidated Financial Statements.

17. COMPREHENSIVE INCOME (LOSS)

Comprehensive income includes all changes in equity during a period except those that resulted from investments by or distributions to the Company’s shareholders. Other comprehensive income refers to revenues, expenses, gains and losses that, under GAAP, are included in comprehensive income, but excluded from net income as these amounts are recorded directly as an adjustment to shareholders’ equity. For the Company, comprehensive income (loss) is comprised of net income (loss), the net changes in unrealized gains and losses on available for sale marketable securities, net of applicable income taxes, and changes in the cumulative foreign currency translation adjustment. Total comprehensive income (loss) totaled $(44,937) and $40,749 for the three months ended September 30, 2008 and 2007, respectively, and $(40,355) and $43,990 for the six months ended September 30, 2008 and 2007, respectively.

18. SEGMENT REPORTING

The reportable operating segments of the Company are branded products, specialty generic/non-branded and specialty materials. The branded products segment includes patent-protected products and certain trademarked off-patent products that the Company sells and markets as brand pharmaceutical products. The specialty generic/non-branded segment includes off-patent pharmaceutical products that are therapeutically equivalent to proprietary products. The Company sells its branded and specialty generic/non-branded products primarily to pharmaceutical wholesalers, drug distributors and chain drug stores. The specialty materials segment is distinguished as a single segment because of differences in products, marketing and regulatory approval when compared to the other segments.

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

See the 2009 Form 10-K for disclosure of certain events and transactions that occurred after September 30, 2008, including those related to the specialty materials segment.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

(in thousands, except per share data)

The following tables represent information for the Company’s reportable operating segments for the three and six months ended September 30, 2008 and 2007.

	Three Months Ended September 30,	Branded Products	Specialty Generics	Specialty Materials	All Other	Eliminations	Consolidated
Net revenues	2008	$40,509	$90,597	$5,345	$36	$—	$136,487
	2007	53,402	112,898	4,406	470	—	171,176

Segment profit (loss)	2008	5,036	23,676	2,287	(85,177)	—	(54,178)
	2007	26,604	75,045	1,611	(40,916)	—	62,344

Identifiable assets	2008	36,861	112,740	9,653	743,430	(1,158)	901,526
	2007	42,813	148,327	8,573	649,222	(1,158)	847,777

Property and equipment additions	2008 2007	— 242	— —	86 29	8,122 4,641	— —	8,208 4,912

Depreciation and amortization	2008 2007	149 153	72 78	51 48	8,652 7,673	— —	8,924 7,952

	Six Months Ended September 30,	Branded Products	Specialty Generics	Specialty Materials	All Other	Eliminations	Consolidated
Net revenues	2008	$88,715	$173,290	$10,814	$197	$—	$273,016
	2007	103,347	172,604	8,020	660	—	284,631

Segment profit (loss)	2008	18,238	66,642	4,585	(134,303)	—	(44,838)
	2007	48,312	105,072	2,211	(87,680)	—	67,915

Property and equipment additions	2008 2007	— 242	— —	130 76	12,348 6,443	— —	12,478 6,761

Depreciation and amortization	2008 2007	303 300	150 157	98 96	17,263 13,586	— —	17,814 14,139

Consolidated revenues are principally derived from customers in North America and substantially all property and equipment is located in the St. Louis, Missouri metropolitan area.

19. CONTINGENCIES—LITIGATION AND GOVERNMENTAL INQUIRIES

Resolution of one or more of the matters discussed below could have a material adverse effect on the Company’s results of operations, financial condition or liquidity. The Company intends to vigorously defend its interests in the matters described below while cooperating in governmental inquiries.

The Company and its subsidiaries Drugtech Corporation and Ther-Rx Corporation were named as defendants in a declaratory judgment case filed in the U.S. District Court for the District of Delaware by Lannett Company, Inc. on June 6, 2008 and styled Lannett Company Inc. v. KV Pharmaceuticals et al. The action sought a declaratory judgment of patent invalidity, patent non-infringement, and patent unenforceability for inequitable conduct with respect to five patents owned by, and two patents licensed to, the Company or its subsidiaries and pertaining to the PrimaCare ONE® product marketed by Ther-Rx Corporation; unfair competition; deceptive trade practices; and antitrust violations. On June 17, 2008, the Company filed suit against Lannett in the form of a counterclaim,

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

(in thousands, except per share data)

asserting infringement of three of the Company’s patents, infringement of its trademarks (PrimaCare® and PrimaCare ONE®), and various other claims. On March 23, 2009 a Consent Judgment was entered by the U.S. District Court of Delaware, in which the patents were not found invalid or unenforceable, and the manufacture, sale, use, importation, and offer for sale of the Lannett Products Multivitamin with Minerals and OB-Natal ONE was found to infringe the patents. Judgment was also entered in favor of the Company on its claim for trademark infringement based on Lannett’s marketing of Multivitamin with Minerals in bottles. Unless permitted by license, Lannett, its officers, directors, agents, and others in active concert and participation with them are permanently enjoined and restrained from infringing on these patents during the terms of such patents, by making, using, selling, offering for sale, or importing the products or mere colorable variations thereof; and unless permitted by license, Lannett is permanently enjoined and restrained from infringing the trademark PrimaCare ONE. All other claims and counterclaims have been dismissed with prejudice. On March 17, 2009, the Company and Lannett entered into a settlement and license agreement pursuant to which Lannett may continue to market its prenatal products under the Company’s U.S. Patent Nos. 6,258,846 (the “846 Patent”), 6,576,666 (the “666 Patent”) and 7,112,609 (the “609 Patent”) until the later of (1) October 17, 2009, or (2) 45 days after the Company notifies Lannett in writing that the Company has received regulatory approval to return PrimaCare ONE or a successor product to the market or that the Company has entered into an agreement with a third party that intends to introduce a product under the PrimaCare marks evidenced by U.S. Trademark Registrations 2,582,817 and 3,414,475. In consideration for the foregoing, Lannett has agreed to pay the Company a royalty fee equal to (1) 20% of Lannett’s net sales of its prenatal products using the license set forth in the settlement and license agreement on or before October 17, 2009 and (2) 15% of such net sales after October 17, 2009.

The Company is named as a defendant in a patent infringement case filed in the U.S. District Court for the District of Delaware by UCB, Inc. and Celltech Manufacturing CA, Inc. (collectively, “UCB”) on April 21, 2008 and styled UCB, Inc. et al. v. KV Pharmaceutical Company. After the Company filed an ANDA with the FDA seeking permission to market a generic version of the 40mg, 50mg and 60mg strengths of Metadate CD® methylphenidate hydrochloride extended-release capsules, UCB filed this lawsuit under a patent owned by Celltech. In a Paragraph IV certification accompanying the ANDA, KV contended that its proposed 40mg generic formulation would not infringe Celltech’s patent. Because the patent was not listed in the Orange Book for the 50mg and 60mg dosages, a Paragraph I certification was filed with respect to them. The Company has filed an answer, asserted certain affirmative defenses (including that Plaintiffs are estopped to assert infringement of the 50mg and 60mg dosages due to their not listing the Celltech patent in the Orange Book for these dosages), and has asserted a counterclaim in which it seeks a declaratory judgment of invalidity and non-infringement of the claims in the Celltech patent, and an award of attorney’s fees and costs. A motion for summary judgment was filed on January 19, 2010 and is currently pending the Court’s decision.

The Company was named as a defendant in two related patent infringement cases filed on December 14, 2007 in the U.S. District Courts in New Jersey and Delaware by Janssen, L.P., Janssen Pharmaceutica N.V. and Ortho-McNeil Neurologics, Inc. (collectively, “Janssen”) and styled Janssen, L.P. et al. v. KV Pharmaceutical Company. After the Company filed an ANDA with the FDA seeking permission to market a generic version of the 8mg and 16mg strengths of Razadyne® ER (formerly Reminyl®) Galantamine Hydrobromide Extended Release Capsules, Janssen filed these lawsuits for patent infringement under the provisions of the Hatch-Waxman Act with respect to its U.S. Patent No. 7,160,599 (the “‘559 patent”) under a patent owned by Janssen. In the Company’s Paragraph IV certification, the Company contended that its proposed generic versions do not infringe Janssen’s patent and/or that the patent is invalid. A Stipulated Dismissal of Action was ordered by the Court on March 31, 2009. In the dismissal, Janssen agreed to dismiss all claims regarding infringement of the ‘559 patent and the Company agreed to dismiss with prejudice its counterclaim for non-infringement and invalidity of the ‘599 patent. Janssen also agreed that it will not use the existence or terms of this stipulated dismissal as evidence of infringement, validity or enforceability of the ‘559 patent in any future action between the parties.

The Company is named as a defendant in a patent infringement case filed in the U.S. District Court for the District of New Jersey by Celgene Corporation (“Celgene”) and Novartis Pharmaceuticals Corporation and Novartis Pharma AG (collectively, “Novartis”) on October 4, 2007 and styled Celgene Corporation et al. v. KV Pharmaceutical Company. After the Company filed an ANDA with the FDA seeking permission to market a generic version of the 10mg, 20mg, 30mg, and 40mg strengths of Ritalin LA® methylphenidate hydrochloride extended-release capsules, Celgene and Novartis filed this lawsuit for patent infringement under the provisions of the Hatch-Waxman Act with respect to two patents owned by Celgene and licensed to Novartis. In the Company’s Paragraph IV certification, the Company contended that its proposed generic versions do not infringe Celgene’s patents.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

(in thousands, except per share data)

The Company is named as a defendant in another patent infringement case filed in the U.S. District Court for the District of New Jersey by Celgene and Novartis on December 5, 2008 and styled Celgene Corporation et al. v. KV Pharmaceutical Company. After the Company filed an ANDA with the FDA seeking approval to market a generic version of FOCALIN XR® drug products, Celgene and Novartis filed this lawsuit for patent infringement under the patent laws of the United States. In the Company’s Paragraph IV Certification, the Company contended the Patents-In-Suit would not be infringed by the activities described in the Company’s ANDA. On March 1, 2010, the Company entered into a Settlement Agreement to settle the patent infringement actions with respect to Ritalin LA® and FOCALIN XR®. The Agreement is currently under review by the Department of Justice and the Federal Trade Commission.

The Company was named as a defendant in three patent infringement cases brought by Purdue Pharma L.P., The P.F. Laboratories, Inc. and Purdue Pharmaceuticals L.P. (collectively “Purdue”). On January 16, 2007, after the Company filed an ANDA with the FDA seeking permission to market generic versions of the 10 mg, 20 mg, 40 mg and 80 mg dosage strengths of OxyContin, a controlled-release oxycodone product marketed and sold under NDA No. 20-553 (“OxyContin”), in extended-release tablet form, Purdue filed a lawsuit in the U.S. District Court for the District of Delaware against the Company and an unrelated third party for patent infringement under the provisions of Hatch-Waxman Act with respect to three Purdue patents. In the Company’s Paragraph IV certification set forth in the Company’s ANDA, the Company contended that Purdue’s patents were invalid, unenforceable, or would not be infringed by the Company’s proposed generic versions of OxyContin. On February 12, 2007, Purdue filed a second patent infringement lawsuit against the Company in the same court, asserting patent infringement under the same three patents with respect to the Company’s filing of an amendment to its ANDA to sell a generic equivalent of Purdue’s OxyContin, 30mg and 60mg dosage strengths, product. On June 6, 2007, Purdue filed a third patent infringement lawsuit against the Company in the U.S. District Court for the Southern District of New York (the “NY District Court”), asserting infringement under the same three Purdue patents with respect to the Company’s filing of an amendment to its ANDA to sell a generic equivalent of Purdue’s OxyContin, 15mg dosage strength, product. The two lawsuits filed in federal court in Delaware were transferred to the NY District Court for multi-district litigation purposes.

Pursuant to the Hatch-Waxman Act, the filing of the patent infringement lawsuits against the Company by Purdue instituted an automatic stay of any FDA approval of the Company’s ANDA, on a dosage strength-by-dosage strength basis, until the earlier of a judgment, or 30 months from the date that Purdue received notice from the Company that its ANDA had been submitted to the FDA.

In connection with the above referenced litigation, on June 9, 2009, the Company entered into a Settlement Agreement with Purdue (the “Settlement Agreement”). In connection with the Settlement Agreement, the Company and Purdue also entered into a Patent License Agreement (the “Patent License Agreement”) and a Distribution and Supply Agreement (the “Distribution Agreement”).

Pursuant to the Settlement Agreement, the Company and Purdue agreed to a complete settlement of Civil Actions No. 07 Civ. 3972, 07 Civ. 3973 and 07 Civ. 4810 (SHS) in the NY District Court regarding, among other things, the validity and enforceability of United States Patents Nos. 5,508,042 (the “‘042 Patent”), 5,226,331, 5,549,912 and 5,656,295 relating to OxyContin (collectively, the “Purdue Patents”) as well as the alleged patent infringement by the Company. The Company has also agreed to no longer dispute, among other things, the validity, enforceability or infringement of the Purdue Patents and to make, use or sell generic versions of controlled-release oxycodone product, including OxyContin that are described in the Company’s ANDA (the “Company Product”) only in accordance with the Patent License Agreement.

Pursuant to the terms of the Patent License Agreement, dated as of June 9, 2009, Purdue granted to the Company a limited, non-exclusive, royalty-bearing, non-transferable (except as permitted by the Patent License Agreement) license of limited duration under the ‘042 Patent (the “License”) to sell, in the United States, a certain amount of various dosage strengths of the Company Product under the Purdue NDA. The Company will pay Purdue a royalty fee as set forth in the Patent License Agreement. The License terminates upon certain circumstances, including upon the effectiveness of the Distribution Agreement.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

(in thousands, except per share data)

Pursuant to the Distribution Agreement, dated as of June 9, 2009, the Company was appointed, based on certain contingencies, as an authorized, non-exclusive distributor in the United States of certain generic versions of OxyContin specified in the Distribution Agreement (the “Product”). The Company or Purdue may elect for the Distribution Agreement to become effective within a period of time specified in the Distribution Agreement, so long as the Company’s ANDA has not yet been approved by the FDA. The Company plans to take all actions reasonably necessary to obtain FDA approval of the Company’s ANDA as soon as reasonably practicable. On September 1, 2009, the Company elected for the Distribution Agreement to become effective as of September 1, 2009. Pursuant to the terms of the Distribution Agreement, Purdue provided the Company with a specified amount of the Product to be distributed by the Company on the terms set forth in the Distribution Agreement, and the Company paid Purdue a royalty fee and reimbursed Purdue the cost of manufacturing of the supplied Product.

The Company and ETHEX were named as defendants in a case brought by CIMA LABS, Inc. and Schwarz Pharma, Inc. and styled CIMA LABS, Inc. et al. v. KV Pharmaceutical Company et al., filed in U.S. District Court for the District of Minnesota. CIMA alleged that the Company and ETHEX infringed on a CIMA patent in connection with the manufacture and sale of Hyoscyamine Sulfate Orally Dissolvable Tablets, 0.125 mg. The Court entered a stay pending the outcome of the U.S. Patent and Trademark Office’s (“USPTO”) reexamination of a patent at issue in the suit. On August 17, 2009, the Court entered an order “administratively” terminating this action in Minnesota, but any party has the right to seek leave to reinstitute the case. On September 30, 2009, on appeal of the Examiner’s rejection of the claims, the Board of Patent Appeals and Interferences affirmed the Examiner’s rejections. After the Board’s denial of CIMA’s appeal, CIMA requested a rehearing with the Board, which remains pending.

The Company and its subsidiaries Ther-Rx Corporation and Drugtech Corporation, together with Albion International Inc., filed a patent infringement case against Breckenridge Pharmaceutical, Inc. in the U.S. District Court for the Eastern District of Missouri on July 17, 2008, styled KV Pharmaceutical Company et al. v. Breckenridge Pharmaceutical, Inc. The Company and the other plaintiffs alleged that Breckenridge infringed a patent owned by Albion which has been exclusively licensed to KV and its subsidiaries in the field of oral prescription products for prenatal products and hematinic products (including the Company’s Chromagen® and Chromagen® Forte hematinic products), among others, with respect to Breckenridge’s Multigen® and Multigen® Plus caplet products. The Company and other plaintiffs sought injunctive relief and damages from Breckenridge.

The Company and its subsidiary Ther-Rx Corporation together with Albion International, Inc., were named as defendants in a patent infringement case filed in the U.S. District Court for the Southern District of Florida on August 29, 2008 and styled Breckenridge Pharmaceutical, Inc. v. KV Pharmaceutical Company, Ther-Rx Corporation and Albion International, Inc. Breckenridge sought a declaratory judgment of non-infringement and invalidity of the same patent in issue in the Eastern District of Missouri (described in the preceding paragraph). This case was transferred to the U.S. District Court for the Eastern District of Missouri on June 2, 2009. The parties in the KV Pharmaceutical et al v. Breckenridge Pharmaceutical, Inc. and Breckenridge Pharmaceutical, Inc. v. KV Pharmaceutical Company, Ther-Rx Corporation and Albion International, Inc. matters entered into a Settlement Agreement, dated June 22, 2009. Under the terms of the Settlement Agreement, Breckenridge agreed to pay the Company a total of $1,000, payable in nine monthly payments beginning July 1, 2009, with the final payment due on March 1, 2010.

Stiefel Laboratories, Inc. (“Stiefel”) filed a patent infringement case against the Company on May 28, 2009 in the U.S. District Court for the District of Delaware styled Stiefel Laboratories, Inc. v. KV Pharmaceutical Company. The suit arose from the Company’s submission of a first to file Paragraph IV ANDA seeking permission to market a generic version of Duac® (clindamycin, 1% benzoyl peroxide, 5%) gel indicated for the topical treatment of mild to moderate acne vulgaris. Stiefel filed suit for patent infringement under the provisions of the Hatch-Waxman Act with respect to its U.S. Patent No. 5,466,446 (the “446 Patent”). On September 21, 2009, the Company entered into a sale agreement with Perrigo Company to sell the rights to the ANDA. (See the 2009 Form 10-K for more information.) Pursuant to the sale agreement, Perrigo Company assumed the Company’s obligations under this litigation. On October 15, 2009, a stipulated dismissal with prejudice was submitted by the parties and entered by the Court.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

(in thousands, except per share data)

The Company and ETHEX were named as defendants in a case brought by Axcan ScandiPharm, Inc. and styled Axcan ScandiPharm, Inc. v. ETHEX Corporation, et al., filed in U.S. District Court in Minnesota on June 1, 2007. In general, Axcan alleged that ETHEX’s comparative promotion of its Pangestyme™ UL12 and Pangestyme™ UL18 products to Axcan’s Ultrase® MT12 and Ultrase® MT18 products constituted false advertising and misleading statements under various federal and state laws, and constituted unfair and deceptive trade practices. The Company disagreed, and denied the material allegations of the complaint. Nonetheless, a confidential settlement agreement with Axcan was entered into on May 4, 2009 in which the Company agreed to grant undertakings to cease and refrain from future marketing of its Pangestyme UL product line and to the payment of a global confidential settlement, payable in three installments. The first installment payment of $3,500 was paid in May 2009. On February 5, 2010, the Company satisfied all remaining payments owed to Axcan by paying Axcan $1,950.

On July 24, 2008, a federal action was filed against certain unapproved drug products manufactured by the Company, in the U.S. District Court for the Eastern District of Missouri, styled United States v. Various Quantities of Articles of Drug et al. By this complaint, which the Company received on July 29, 2008, the FDA sought to take possession of the Company’s inventory of those products, in order to prevent their distribution. The lawsuit had been preceded in March 2008 by the Missouri Department of Health and Senior Services, acting at the FDA’s behest, embargoing most of the products that were later the subject of the federal seizure action and notifying the Company of a hold on its inventory of these products, restricting its ability to remove or dispose of those inventories without permission. Ultimately, the products that were the subject of the lawsuit were destroyed.

The Company and/or ETHEX have been named as defendants in certain multi-defendant cases alleging that the defendants reported improper or fraudulent pharmaceutical pricing information, i.e., Average Wholesale Price, or AWP, and/or Wholesale Acquisition Cost, or WAC, information, which allegedly caused the governmental plaintiffs to incur excessive costs for pharmaceutical products under the Medicaid program. Cases of this type have been filed against the Company and/or ETHEX and other pharmaceutical manufacturer defendants by the States of Massachusetts, Alabama, Mississippi, Utah and Iowa, by New York City, and by approximately 45 counties in New York State. The State of Mississippi effectively voluntarily dismissed the Company and ETHEX without prejudice on October 5, 2006 by virtue of the State’s filing an Amended Complaint on such date that does not name either the Company or ETHEX as a defendant. On August 13, 2007 ETHEX settled the Massachusetts lawsuit and received a general release of liability with no admission of liability. On October 7, 2008, ETHEX settled the Alabama lawsuit for $2,000 and received a general release of liability with no admission of liability. On November 25, 2009, ETHEX settled the New York City and New York county cases (other than the Erie, Oswego and Schenectady County cases) and received a general release of liability.

In October 2006, the Board formed a Special Committee (the “Option Special Committee”) of independent directors to conduct an investigation of past stock option grant practices. By letter dated December 18, 2006, the Company was notified by the SEC staff that it had commenced an investigation with respect to the Company’s stock option plans, grants, exercises, and accounting treatment. The Company cooperated with the SEC staff in its investigation and, among other things, provided them with copies of the Option Special Committee’s report and all documents collected by the Option Special Committee in the course of its review. In December 2007, the SEC staff, pursuant to a formal order of investigation, issued subpoenas for additional documents and testimony by certain employees. The production of additional documents called for by the subpoena and the testimony of the employees was completed in May 2008. On September 26, 2008, the SEC notified the Company that the investigation had been completed and no enforcement action would be taken.

The Company received a subpoena from the Office of Inspector General of the Department of Health and Human Services, seeking documents with respect to two of ETHEX’s nitroglycerin products. Both are unapproved products, that is, they have not received FDA approval. (FDA approval is not necessarily required for drugs to be sold in the marketplace.) The subpoena states that it is in connection with an investigation into potential false claims under Title 42 of the U.S. Code, and appears to pertain to whether these products were eligible for reimbursement under federal health care programs. On or about July 2, 2008, the Company received a supplementary subpoena in this matter, seeking additional documents and information. In a letter dated August 4, 2008, that subpoena was withdrawn and a separate supplementary subpoena was substituted. In October 2009, the Office of Inspector General of the Department of Health and Human Services identified five additional products as being subject to its investigation: Hydro-tussin (carbinoxamine); Guaifenex (extended release);

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

(in thousands, except per share data)

Hyoscyamine sulfate (extended release); Hycoclear (hydrocodone); and Histinex (hydrocodone). The Company has provided additional documents requested in the subpoena, as supplemented. Discussions with the U.S. Department of Justice and the United States Attorney’s Office for the District of Massachusetts indicate that this matter is a False Claims Act qui tam action that is currently still under seal and that the government is reviewing similar claims relating to other drugs manufactured by ETHEX, as well as drugs manufactured by other companies. The Company has not been provided a copy of the qui tam complaint. On or about March 26, 2009, the Company consented to an extension of the time during which the government may elect to intervene in the qui tam lawsuit.

On December 12, 2008, by letter, the Company was notified by the staff of the SEC that it had commenced an informal inquiry to determine whether there have been violations of certain provisions of the federal securities laws. The Company is cooperating with the government and, among other things, has provided copies of requested documents and information.

As previously disclosed, the Company, at the direction of the Special Committee, responded to requests for information from the Office of the United States Attorney for the Eastern District of Missouri and FDA representatives working with that office. In connection therewith, on February 25, 2010, the Board, at the recommendation of the Special Committee, approved entering into a plea agreement subject to court approval with the Office of the United States Attorney for the Eastern District of Missouri and the Office of Consumer Litigation of the United States Department of Justice (referred to herein collectively as the “Department of Justice”).

The plea agreement was executed by the parties and was entered by the U.S. District Court, Eastern District of Missouri, Eastern Division on March 2, 2010. Pursuant to the terms of the plea agreement, ETHEX pleaded guilty to two felony counts, each stemming from the failure to make and submit a field alert report to the FDA in September 2008 regarding the discovery of certain undistributed tablets that failed to meet product specifications. Sentencing pursuant to the plea agreement also took place on March 2, 2010.

Pursuant to the plea agreement, ETHEX agreed to pay a criminal fine in the amount of $23,437 in four installments. The first installment, in the amount of $2,344, is due within 10 days of sentencing. The second and third installments, each in the amount of $5,859, are due on December 15, 2010 and July 11, 2011, respectively. The fourth and final installment, in the amount of $9,375, is due on July 11, 2012. ETHEX also agreed to pay, within 10 days of sentencing, restitution to the Medicare and the Medicaid programs in the amounts of $1,762 and $573, respectively. In addition to the fine and restitution, ETHEX agreed not to contest an administrative forfeiture in the amount of $1,796, which is payable 45 days after sentencing and satisfies any and all forfeiture obligations ETHEX may have as a result of the guilty plea. In total, ETHEX agreed to pay fines, restitution and forfeiture in the aggregate amount of $27,569. For the three and six months ended September 30, 2008, the Company recorded litigation expense of $23,623 for the present value of the administrative forfeiture and four expected installment payments related to the criminal fines and reduced net revenues by $2,275 for the restitution payments made to the Medicare and Medicaid programs on March 6, 2010. At September 30, 2008, $25,898 was recorded in other long-term liabilities.

In exchange for the voluntary guilty plea, the Department of Justice agreed that no further federal prosecution will be brought in the Eastern District of Missouri against ETHEX, the Company and the Company’s wholly-owned subsidiary, Ther-Rx Corporation, regarding allegations of the misbranding and adulteration of any oversized tablets of drugs manufactured by the Company, and the failure to file required reports regarding these drugs and patients’ use of these drugs with the FDA, during the period commencing on January 1, 2008 through December 31, 2008.

In connection with the guilty plea by ETHEX, ETHEX is expected to be excluded from participation in federal healthcare programs, including Medicare and Medicaid. In addition, as a result of the guilty plea by ETHEX, the U.S. Department of Health and Human Services (“HHS”) may use its discretionary authority to also exclude the Company from participation in federal healthcare programs. However, the Company is in receipt of correspondence from the Office of the Inspector General of HHS stating that, absent any transfer of assets or operations that would trigger successor liability, HHS has no present intent to exercise its discretionary authority to exclude the Company as a result of the guilty plea by ETHEX.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

(in thousands, except per share data)

In connection with the exclusion of ETHEX from participation in federal healthcare programs, the Company plans to cease operations of ETHEX. However, the Company has retained the ability to manufacture (once the requirements under the consent decree have been met), market and distribute all generic products and is in possession of all intellectual property related to generic products, including all New Drug Applications and Abbreviated New Drug Applications.

The Company currently does not anticipate that the voluntary guilty plea by ETHEX will have a material adverse effect on the Company’s efforts to comply with the requirements pursuant to the consent decree and to resume production and shipments of its approved products.

The Company has received a subpoena from the State of California, Department of Justice, seeking documents with respect to ETHEX’s NitroQuick product. In an email dated August 12, 2009, the California Department of Justice advised that after reading CMS Release 151, it might resolve the subpoena that was issued. The Company provided limited information requested by the California Department of Justice on October 7, 2009, and on November 10, 2009 the California Department of Justice informed the Company that the California Department of Justice is contemplating what additional information, if any, it will request.

On February 27, 2009, by letter, the Company was notified by the U.S. Department of Labor that it was conducting an investigation of the Company’s Fifth Restated Profit Sharing Plan and Trust, to determine whether such plan is conforming with the provisions of Title I of the Employee Retirement Income Security Act (“ERISA”) or any regulations or orders thereunder. The Company cooperated with the Department of Labor in its investigation and on August 27, 2009, the Department of Labor notified the Company it had completed a limited review and no further review was contemplated at this time.

On February 3, 2009, plaintiff Harold Crocker filed a putative class-action complaint against the Company in the United States District Court for the Eastern District of Missouri, Crocker v. KV Pharmaceutical Co., et al., No. 4-09-cv-198-CEJ. The Crocker case was followed shortly thereafter by two similar cases, also in the Eastern District of Missouri (Bodnar v. KV Pharmaceutical Co., et al., No. 4:09-cv-00222-HEA, on February 9, 2009, and Knoll v. KV Pharmaceutical Co., et al., No. 4:09-cv-00297-JCH, on February 24, 2009). The two later cases were consolidated into Crocker so that only a single action now exists, and the plaintiffs filed a Consolidated Amended Complaint on June 26, 2009 (“Complaint”).

The Complaint purports to state claims against the Company and certain current and former employees for alleged breach of fiduciary duties to participants in the Company’s 401(k) plan. Defendants, including the Company and certain of its directors and officers, moved to dismiss the amended complaint on August 25, 2009, and briefing of those motions was completed on October 19, 2009. The court granted the motion to dismiss of the Company and all individual defendants on March 24, 2010. The plaintiff has the right to appeal the court’s determination within 30 days. In addition, the plaintiff has the right to make a motion for reconsideration within 28 days and, if such motion were to be made, the deadline for the appeal would be suspended until the court makes a determination on such motion.

The Company was named as a defendant in an ERISA and WARN Act putative class action filed on March 12, 2009 in the U.S. District Court, Eastern District of Missouri styled John Foster on behalf of himself and all others similarly situated v. KV Pharmaceutical Company. The putative class action is being brought on behalf of terminated or laid off employees who allegedly were not provided sixty (60) days advance written notice as required by the WARN Act. Service was received on April 8, 2009. A motion to dismiss or in the alternative a motion for summary judgment was filed on April 28, 2009 and on March 12, 2010, the court dismissed the case with prejudice pursuant to the Company’s motion to dismiss or, in the alternative, for summary judgment. The plaintiff has the right to appeal the court’s determination within 30 days.

On December 2, 2008, plaintiff Joseph Mas filed a complaint against the Company, in the United States District Court for the Eastern District of Missouri, Mas v. KV Pharma. Co., et al., Case No. 08-CV-1859. On January 9, 2009, plaintiff Herman Unvericht filed a complaint against the Company also in the Eastern District of Missouri, Unvericht v. KV Pharma. Co., et al., Case No. 09-CV-0061. And on January 21, 2009, plaintiff Norfolk County Retirement System filed a complaint against the Company, again in the Eastern District of Missouri, Norfolk County Retirement System v. KV Pharma. Co., et al., Case No. 09-CV-00138.

The operative complaints in these three cases purport to state claims arising under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 on behalf of a putative class of stock purchasers. On April 15, 2009, the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

(in thousands, except per share data)

Honorable Carol E. Jackson consolidated the Unvericht and Norfolk County cases into the Mas case already before her. The amended complaint for the consolidated action, styled Public Pension Fund Group v. KV Pharma. Co., et al., Case No. 4:08-CV-1859 (CEJ), was filed on May 22, 2009. Defendants, including the Company and certain of its directors and officers, moved to dismiss the amended complaint on July 27, 2009, and briefing was completed on the motions to dismiss on September 3, 2009. The court granted the motion to dismiss of the Company and all individual defendants in February 2010. On March 18, 2010, the plaintiffs filed a motion for relief from the order of dismissal and to amend their complaint, and also filed a notice of appeal.

On February 25, 2009, the Company initiated a legal action against Citigroup Global Markets Inc. (“CGMI”) in connection with $72,200 in outstanding principal amount of certain ARS, which the Company acquired through CGMI, in the U.S. District Court for the Eastern District of Missouri styled K-V Pharmaceutical Company v. Citigroup Global Markets Inc. On January 21, 2010, the Company and CGMI entered into a Purchase and Release Agreement, pursuant to which CGMI agreed to purchase the Company’s remaining ARS for an aggregate purchase price of approximately $61,707. The Company also received a two-year option (which expires on January 21, 2012) to reacquire the ARS (in whole or on a class-by-class basis) for the prices at which they were sold, as well as the right to receive further payments in the event any ARS are redeemed prior to the expiration of the option. The Company agreed to release CGMI from any liability or claim arising from the Company’s investment in ARS sold by CGMI, and the Company and CGMI agreed to take all necessary steps to dismiss with prejudice all claims asserted by the Company against CGMI regarding the ARS, including the legal action referred to above. (See the 2009 Form 10-K for more information regarding the settlement agreement and the proceeds received in connection therewith.)

On October 2, 2009, the U.S. Equal Employment Opportunity Commission sent the Company a Notice of Charge of Discrimination regarding a charge, dated September 23, 2009, of employment discrimination based on religion (in connection with the termination of his employment with the Company) filed against the Company by David S. Hermelin, a current director and former Vice President, Corporate Strategy and Operations Analysis of the Company. On January 29, 2010, the Company filed its response to the Notice of Charge of Discrimination, which stated the Company’s position that Mr. D. Hermelin’s termination had nothing to do with religious discrimination and that his claim should be dismissed.

The Company and/or ETHEX are named defendants in at least 30 pending product liability lawsuits that relate to the voluntary product recalls initiated by the Company in late 2008 and early 2009. The plaintiffs in these lawsuits allege damages as a result of the ingestion of purportedly oversized tablets allegedly distributed in 2007 and 2008. The lawsuits are pending in federal and state courts in various jurisdictions. Of the 30 pending lawsuits, the plaintiffs in 2 lawsuits allege economic harm, the plaintiffs in 15 lawsuits allege that a death occurred, and the plaintiffs in the remaining lawsuits allege non-fatal physical injuries. Plaintiffs’ allegations of liability are based on various theories of recovery, including, but not limited to strict liability, negligence, various breaches of warranty, misbranding, fraud and other common law and/or statutory claims. Plaintiffs seek substantial compensatory and punitive damages. Three of the lawsuits are putative class actions, one of the lawsuits is on behalf of 22 claimants, and the remaining lawsuits are individual lawsuits. The Company believes that these lawsuits are without merit and is vigorously defending against them, except where, in its judgment, settlement is appropriate. In addition to the 30 pending lawsuits, there are at least 208 pending pre-litigation claims (at least 26 of which involve a death) that may or may not eventually become lawsuits. The Company has also resolved a significant number of related product liability lawsuits and pre-litigation claims. In addition to self insurance, the Company possesses third party product liability insurance, which the Company believes is applicable to the pending lawsuits and claims.

The Company and ETHEX are named as defendants in a complaint filed by CVS Pharmacy, Inc. (“CVS”) in the United States District Court for the District of Rhode Island on or about February 26, 2010 and styled CVS Pharmacy, Inc. v. K-V Pharmaceutical Company and Ethex Corporation (No. CA-10-095) (“CVS Complaint”). The CVS Complaint alleges three claims: breach of contract, breach of implied covenant of good faith and fair dealing, and, in the alternative, promissory estoppel. CVS’ claims are premised on the allegation that the Company and/or ETHEX failed to perform their alleged promises to either supply CVS with its requirements for certain generic drugs or reimburse CVS for any higher price it must pay to obtain the generic drugs. CVS seeks damages of no less than $100,000, plus interest and costs. The Company was served with the CVS Complaint on March 8, 2010 and has 30 days to answer the complaint or request additional time to respond. The Company believes it has strong defenses and intends to vigorously defend its interests in this case.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

(in thousands, except per share data)

From time to time, the Company is involved in various other legal proceedings in the ordinary course of its business. While it is not feasible to predict the ultimate outcome of such other proceedings, the Company believes the ultimate outcome of such other proceedings will not have a material adverse effect on its results of operations, financial condition or liquidity.

There are uncertainties and risks associated with all litigation and there can be no assurance the Company will prevail in any particular litigation.

20. INCOME TAXES

The Company adopted FASB Interpretation 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”), effective April 1, 2007. FIN 48 prescribes accounting for and disclosure of uncertainty in tax positions.

The consolidated balance sheets reflect liabilities for unrecognized tax benefits of $12,122 and $11,657 as of September 30, 2008 and March 31, 2008, respectively. Accrued interest and penalties included in the Consolidated Balance Sheets were $2,870 and $2,310 as of September 30, 2008 and March 31, 2008, respectively.

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

The Company and the IRS reached an agreement in October 2008 with respect to the Company’s employment tax returns for calendar years 2004, 2005, 2006 and 2007. The resulting tax liability of $3,311 was paid in October 2008.

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

21. SUBSEQUENT EVENTS

See the 2009 Form 10-K for disclosure of certain events and transactions that occurred after September 30, 2008, including, but not limited to: the Audit Committee’s internal investigation; the nationwide recall and suspension of shipment of all products manufactured by the Company; the consent decree with the FDA; changes in debt agreements; impairment of assets; litigation and other contingencies, including the ongoing private litigation and governmental inquiries; the plea agreement entered into with the Department of Justice; discontinued operations due to the planned sale of PDI; entry into new material agreements; and amendments to existing material agreements.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Except for the historical information contained herein, the following discussion contains forward-looking statements that are subject to known and unknown risks, uncertainties, and other factors that may cause our actual results to differ materially from those expressed or implied by those forward-looking statements. These risks, uncertainties and other factors are discussed under the caption Item 1A—“Risk Factors” in our 2009 Form 10-K and above under the caption “Cautionary Note Regarding Forward-Looking Statements.” In addition, the following discussion and analysis of financial condition and results of operations, which gives effect to the correction of immaterial errors in our prior period consolidated financial statements as more fully described in Note 4—“Correction of Immaterial Errors in Prior Period Consolidated Financial Statements” of the Notes to the Consolidated Financial Statements in this Quarterly Report on Form 10-Q, should be read in conjunction with the consolidated financial statements, the related notes to consolidated financial statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our 2009 Form 10-K, and the unaudited interim consolidated financial statements and related notes to unaudited interim consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q. Information provided herein for periods after March 31, 2009 is preliminary. As such, this information is not final or complete, and remains subject to change, possibly materially.

This Quarterly Report on Form 10-Q includes references to specified disclosures contained in our 2009 Form 10-K. However, this Quarterly Report on Form 10-Q does not reflect all events occurring after September 30, 2008 and does not update all disclosure affected by subsequent events. Therefore, you should read this Quarterly Report on Form 10-Q in conjunction with our 2009 Form 10-K.

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

We have a diverse portfolio of drug delivery technologies which we have utilized in our brand name and specialty generic products. We have developed and patented drug delivery and formulation technologies primarily in four principal areas: SITE RELEASE®, oral controlled release, tastemasking and oral quick dissolving tablets. We incorporate these technologies in the products we market to control and improve the absorption and utilization of active pharmaceutical compounds.

Significant Recent Developments

See the 2009 Form 10-K for disclosure of certain recent events and transactions that occurred after September 30, 2008, including, but not limited to: the Audit Committee’s internal investigation; the nationwide recall and suspension of shipment of all products manufactured by the Company; the consent decree with the FDA; changes in debt agreements; impairment of assets; litigation and other contingencies, including the ongoing private litigation and governmental inquiries; the plea agreement entered into with the Department of Justice; discontinued operations due to the planned sale of PDI; entry into new material agreements; and amendments to existing material agreements.

Results of Operations

Net revenues for the three months ended September 30, 2008 decreased $34.7 million, or 20.3%, from the prior year quarter as we experienced reduced sales levels at both our specialty generics and branded products segments. The $40.0 million decrease in consolidated gross profit for the quarter was affected by lower sales volumes and a decline in the specialty generics/non-branded products gross profit percentage to 58.3% from 69.1% of net revenues in the prior quarter. Operating expenses for the quarter increased $74.8 million due to increases in personnel costs, branded marketing and promotions expense, legal and professional fees, research and development expense, and litigation and governmental inquiries costs related to actual and probable legal settlements and government fines. The decrease in gross profit coupled with the increase in operating expenses resulted in an operating loss for the quarter of $52.7 million compared to operating income of $62.2 million for the corresponding prior year quarter. We reported a net loss for the quarter of $43.6 million compared to net income of $40.8 million in the corresponding prior year quarter.

Net revenues for the six months ended September 30, 2008 decreased $11.6 million, or 4.1%, as we experienced decreased sales at our branded products segment. The $24.4 million decrease in gross profit was due primarily to a decline in the specialty generics/non-branded products gross profit percentage and reduced sales at our branded products segment. Operating expenses for the six-month period increased $83.1 million due to increases in personnel costs, branded marketing and promotions expense, legal and professional fees, research and development expense, and litigation and governmental inquiries costs related to actual and probable legal settlements and government fines. The decrease in gross profit coupled with the increase in operating expenses resulted in an operating loss for the six-month period of $41.7 million compared to operating income of $65.7 million for the corresponding prior year six-month period. Operating expenses for the six months ended September 30, 2008 and 2007 also included purchased in-process research and development expenses of $2.0 million and $10.0 million, respectively, recorded in connection with the Gestiva™ acquisition in fiscal year 2009 and the Evamist™ acquisition in fiscal year 2008 (see Note 6—“Acquisitions” of the Notes to the Consolidated Financial Statements in this Quarterly Report on Form 10-Q). We also reported a net loss for the six-month period ended September 30, 2008 of $38.0 million compared to net income of $44.0 million for the six-month period ended September 30, 2007.

Net Revenues by Segment

($ in thousands)

	Three Months Ended September 30,			Six Months Ended September 30,
	2008	2007	% Change	2008	2007	% Change
Branded products	$40,509	$53,402	(24.1)%	88,715	$103,347	(14.2)%
as % of total net revenues	29.7%	31.2%		32.5%	36.3%
Specialty generics/non-branded	90,597	112,898	(19.8)%	173,290	172,604	0.4%
as % of total net revenues	66.4%	66.0%		63.5%	60.6%
Specialty materials	5,345	4,406	21.3%	10,814	8,020	34.8%
as % of total net revenues	3.9%	2.6%		4.0%	2.8%
Other	36	470	(92.3)%	197	660	(70.2)%
Total net revenues	$136,487	$171,176	(20.3)%	273,016	$284,631	(4.1)%

The decreases in branded product sales of $12.9 million and $14.6 million for the three- and six-month periods ended September 30, 2008, respectively, compared to the corresponding periods in the previous year were due primarily to lower sales of our two anti-infective brands, Clindesse™ and Gynazole-1®, coupled with decreased sales from our hematinic product line. Sales of Clindesse™ decreased 28.0% to $10.7 million for the three-month period and 20.6% to $15.5 million for the six-month period, while sales of our hematinic products decreased 28.6% to $11.7 million and 16.1% to $21.6 million during the three- and six-month periods, respectively. These decreases resulted mainly from larger-than-normal customer purchases that occurred during the three months ended September 30, 2007 in anticipation of September 2007 price increases. In addition, sales of our hematinic and anti-infective product lines were lower because of increased generic competition. Net sales of Gynazole-1® declined $1.4 million, or 34.5%, and $3.4 million, or 25.6%, for the three- and six-month periods, respectively, due primarily to a decline in the overall demand for inter-vaginal products.

The $22.3 million decrease in specialty generic sales for the three months ended September 30, 2008 compared to the corresponding period in the previous year resulted primarily from reduced sales of our existing cardiovascular products. This decrease was due primarily to expected price reductions on the 100 mg and 200 mg strengths of metoprolol, offset in part by sales generated on the 25 mg and 50 mg strengths of metoprolol, which we began shipping upon approval in March 2008 and May 2008, respectively. We were the first company to file with the FDA for generic approval of the 100 mg and 200 mg dosage strengths of metoprolol and were accorded the opportunity for a 180-day exclusivity period that ended in January 2008. During the 180-day exclusivity period, we were able to offer these products at higher prices. For the six months ended September 30, 2008 compared to the corresponding period in the previous year, the $0.7 million of increased sales was due primarily to incremental sales volumes produced by the 25 mg and 50 mg strengths of metoprolol coupled with increased sales volumes on existing cardiovascular products, offset in part by the impact of expected price reductions on the 100 mg and 200 mg strengths of metoprolol. Specialty generic net revenues for the three and six months ended September 30, 2008 were also impacted by a decrease in cough/cold product sales of $7.8 million and $16.5 million, respectively, compared to the corresponding periods in the previous year. During most of fiscal year 2008, we marketed approximately 30 products in our generic/non-branded respiratory line, which consisted primarily of cough/cold products. As a result of the FDA hold on certain unapproved generic/non branded products that occurred in March 2008, we marketed only one FDA approved generic cough/cold product during fiscal 2009. Specialty generic sales for the three and six months ended September 30, 2008 were also affected by the $2.3 million we accrued for restitution payments made to the Medicare and Medicaid programs on March 6, 2010 in accordance with the plea agreement with the Department of Justice (see Note 19—“Contingencies—Litigation and Governmental Inquiries” of the Notes to the Consolidated Financial Statements in this Quarterly Report on Form 10-Q).

The increases in net revenues for our specialty materials segment for the three and six months ended September 30, 2008 compared to the corresponding periods in the previous year were due primarily to increased sales volume, most of which was in our calcium carbonate business. We also were favorably impacted by price increases across our specialty material product lines.

Gross Profit by Segment

($ in thousands)

	Three Months Ended September 30,			Six Months Ended September 30,
	2008	2007	% Change	2008	2007	% Change
Branded products	$36,260	$48,410	(25.1)%	$78,946	$92,239	(14.4)%
as % of net revenues	89.5%	90.7%		89.0%	89.3%
Specialty generics/non-branded	52,833	78,015	(32.3)%	99,033	111,115	(10.9)%
as % of net revenues	58.3%	69.1%		57.1%	64.4%
Specialty materials	2,522	1,793	40.7%	5,167	3,045	69.7%
as % of net revenues	47.2%	40.7%		47.8%	38.0%
Other	(6,842)	(3,409)	(100.7)%	(9,327)	(8,229)	(13.3)%
Total gross profit	$84,773	$124,809	(32.1)%	$173,819	$198,170	(12.3)%
as % of total net revenues	62.1%	72.9%		63.7%	69.6%

The decrease in gross profit of $40.0 million for the quarter was primarily due to the reduced sales levels experienced by our specialty generics and branded products segments. The $24.4 million decrease in gross profit during the six months ended September 30, 2008 compared to the corresponding period in the previous year was primarily due to a decrease in net revenues at our branded products segment. For both the three and six months ended September 30, 2008, gross profit was further impacted by the decline in the specialty generics/non-branded products gross profit percentage. The declines in the gross profit percentages for the three and six months ended September 30, 2008 at our specialty generics/non-branded products segment were primarily due to expected price reductions on the 100 mg and 200 mg strengths of metoprolol. Gross profit for the three and six months ended September 30, 2008 at our specialty generics/non-branded products segment was also negatively impacted by reductions in sales from our cough/cold product line as discussed above. The increase in gross profit at our specialty materials segment for both the three- and six-month periods was primarily due to increased sales.

The “Other” category for gross profit reflected above includes contract manufacturing revenues, purchase price and production variances from standard costs, and changes to inventory reserves associated with production. Any inventory reserve changes associated with finished goods are reflected in the applicable segment. The changes in the “Other” category were primarily due to the impact of higher labor and overhead production cost variances that resulted from lower production volume during the three months ended September 30, 2008.

Research and Development

($ in thousands)

	Three Months Ended September 30,			Six Months Ended September 30,
	2008	2007	% Change	2008	2007	% Change
Research and development	$18,384	$10,219	79.9%	$33,901	$21,503	57.7%
as % of total net revenues	13.5%	6.0%		12.4%	7.6%

Research and development expenses consist mainly of personnel-related costs and costs related to bioequivalency studies for proposed generic products, laboratory and preclinical tests for proposed branded products, clinical studies to determine the safety and efficacy of proposed branded products, and material used in research and development activities. The increases in research and development expense of $8.2 million and $12.4 million for the three and six months ended September 30, 2008, respectively, compared to the corresponding periods in the previous year were due primarily to the following:

•

Increases in salaries and benefits of $1.9 million and $3.7 million for the three and six months ended September 30, 2008, respectively, due to increased headcount in our research and development staff.

•

Increases in costs associated with the testing of drugs under development of $3.1 million and $6.3 million for the three and six months ended September 30, 2008, respectively, due to an increased level of bioequivalency studies and clinical trials.

•	Increases in research and development material costs of $2.7 million and $1.4 million for the three and six months ended September 30, 2008, respectively, due to increased development activity.

Purchased In-Process Research and Development

($ in thousands)

	Three Months Ended September 30,			Six Months Ended September 30,
	2008	2007	% Change	2008	2007	% Change
Purchased in-process research and development	$—	$—	N/A	$2,000	$10,000	(80.0)%

In January 2008, we entered into the Original Gestiva Agreement with Hologic to acquire the U.S. and worldwide rights to Gestiva™, which was subsequently amended on January 8, 2010. (See Note 6—“Acquisitions” of the Notes to the Consolidated Financial Statements in this Quarterly Report on Form 10-Q.) Under the terms of the Original Gestiva Agreement, we made a $2.0 million cash payment in May 2008 upon achievement of a milestone and a $7.5 million cash payment on February 20, 2008 on the initial closing date. Because the product was not FDA approved at the time these payments were made, we recorded in-process research and development charges of $2.0 million and $7.5 million during the three months ended June 30, 2008 and March 31, 2008, respectively.

In May 2007, we completed the acquisition of the U.S. marketing rights to Evamist™, a new estrogen replacement therapy product delivered with a patented metered-dose transdermal spray system, from VIVUS, Inc. (See Note 6—“Acquisitions” of the Notes to the Consolidated Financial Statements in this in this Quarterly Report on Form 10-Q.) Under terms of the Agreement, we paid $10.0 million in cash at closing and made a cash payment of $141.5 million in July 2007 when final approval of the product was received from the FDA. Since the product had not yet obtained FDA approval when the initial payment was made at closing, we recorded a $10.0 million in-process research and development charge during the six months ended September 30, 2007.

Selling and Administrative

($ in thousands)

	Three Months Ended September 30,			Six Months Ended September 30,
	2008	2007	% Change	2008	2007	% Change
Selling and administrative	$65,725	$49,422	33.0%	$122,874	$96,736	27.0%
as % of total net revenues	48.2%	28.9%		45.0%	34.0%

The increases in selling and administrative expenses of $16.3 million and $26.1 million for the three and six months ended September 30, 2008, respectively, compared to the corresponding periods in the previous year were primarily due to:

•

Increases in personnel costs at our branded products segment of $2.6 million and $4.2 million for the three and six months ended September 30, 2008, respectively, due primarily to the expansion of our branded sales force initiated in the third quarter of fiscal year 2008;

•

Increases in legal and professional services fees of $3.6 million and $4.1 million for the three and six months ended September 30, 2008, respectively, due in part to costs incurred in connection with an internal investigation conducted by the Audit Committee;

•

Increases in branded marketing and promotions expense of $5.8 million and $11.4 million for the three and six months ended September 30, 2008, respectively, due primarily to marketing and promotion expenses related to the launch of Evamist™;

•

Increases of $3.2 million for both the three and six months ended September 30, 2008 due primarily to administrative costs accrued during the three months ended September 30, 2008 in conjunction with the voluntary recall of multiple lots of 23 generic/non-branded products that were announced in November 2008.

Amortization of Intangible Assets

($ in thousands)

	Three Months Ended September 30,			Six Months Ended September 30,
	2008	2007	% Change	2008	2007	% Change
Amortization of intangible assets	$3,612	$3,015	19.8%	$7,013	$4,200	67.0%

The increase in amortization of intangible assets for both the three and six months ended September 30, 2008 compared to the corresponding periods in the previous year was due primarily to the purchase of Evamist™ in May 2007 and the impact of intangible assets that we recorded in connection with such purchase (see Note 6—“Acquisitions” of the Notes to the Consolidated Financial Statements in this Quarterly Report on Form 10-Q). Under the terms of the purchase agreement for Evamist™, we made two cash payments: $10.0 million was paid in May 2007 and expensed as in-process research and development and $141.5 million was paid in July 2007 when final approval of the product was received from the FDA. The final purchase price allocation completed during the quarter ended June 30, 2008 resulted in estimated identifiable intangible assets of $44.1 million for product rights; $12.8 million for trademark rights; $82.5 million for rights under a sublicense agreement; and $2.1 million for a covenant not to compete. Upon FDA approval in July 2007, we began amortizing the product rights, trademark rights and rights under the sublicense agreement over 15 years and the covenant not to compete over nine years.

Litigation and Governmental Inquiries

($ in thousands)

	Three Months Ended September 30,			Six Months Ended September 30,
	2008	2007	% Change	2008	2007	% Change
Litigation and governmental inquiries	$49,709	$—	N/A	$49,709	$—	N/A

We have been named as defendants in certain cases alleging that we reported improper or fraudulent pricing information under the Medicaid rebate program. During the quarter ended September 30, 2008, we recorded $6.5 million of litigation expense for settlements and to cover our exposure under similar Medicaid cases that are still pending because settlement was determined to be probable and the related amount reasonably estimable.

We have been named as defendant in various product liability actions related to the voluntary product recalls initiated by us in calendar year 2008 and early 2009 and alleged damages as a result of the ingestion of purportedly oversized tablets allegedly distributed in 2007 and 2008 (see Note 19—“Contingencies—Litigation and Governmental Inquiries” of the Notes to the Consolidated Financial Statements in this Quarterly Report on Form 10-Q). Based on our product liability insurance coverage and the number of product liability actions that are pending, that have been settled and that we expect will occur, we recorded product liability expense of $14.1 million during the quarter ended September 30, 2008.

In May 2009, we entered into a global confidential settlement agreement with Axcan ScandiPharm, Inc. (“Axcan”) to dismiss a suit Axcan filed against us in June 2007. The settlement agreement required us to pay Axcan in three installments, $3.5 million of which was paid in May 2009. Subsequent to May 2009, the original agreement with Axcan was revised and we made a payment of $2.0 million to settle the remaining two payments due to Axcan. At September 30, 2008, we had recorded a settlement liability of $5.5 million in accrued liabilities.

Pursuant to the plea agreement that ETHEX entered into with the Department of Justice on March 2, 2010, ETHEX agreed to pay criminal fines, restitution to the Medicare and Medicaid programs and an administrative forfeiture in the aggregate amount of $27.6 million (see Note 19—“Contingencies—Litigation and Governmental Inquiries” of the Notes to the Consolidated Financial Statements in this Quarterly Report on Form 10-Q). The plea agreement requires us to pay the criminal fines in five installment payments beginning March 6, 2010 and ending July 11, 2012. For the quarter ended September 30, 2008, we recorded litigation expense of $23.6 million for the present value of the administrative forfeiture and the five expected installment payments related to the criminal fines and reduced net revenues by $2.3 million for the restitution payments made to the Medicare and Medicaid programs on March 6, 2010. We used risk-free interest rates averaging 2.16% to present value the installment payments due under the plea agreement.

See Note 19—“Contingencies—Litigation and Governmental Inquiries” of the Notes to the Consolidated Financial Statements in this Quarterly Report on Form 10-Q for more information.

Interest Expense

($ in thousands)

	Three Months Ended September 30,			Six Months Ended September 30,
	2008	2007	% Change	2008	2007	% Change
Interest expense	$2,117	$2,803	(24.5)%	$4,635	$4,933	(6.0)%
as % of total net revenues	1.5%	1.6%		1.7%	1.7%

The decreases in interest expense for both the three and six months ended September 30, 2008 compared to the corresponding periods in the previous year resulted primarily from the deferred financing costs related to the issuance of the convertible notes becoming fully amortized during the first quarter of fiscal year 2009. In addition, the decrease in interest expense for the quarter was due to a lower interest rate paid on the borrowings made under our credit facility. On August 6, 2007, we borrowed $50.0 million under our credit facility at a weighted average interest rate of 5.96% of which $20.0 million was repaid after ninety days. For the $30.0 million of credit line borrowings outstanding during the three and six months ended September 30, 2008, the weighted average interest rate was approximately 3.60%.

Interest and Other Income

($ in thousands)

	Three Months Ended September 30,			Six Months Ended September 30,
	2008	2007	% Change	2008	2007	% Change
Interest and other income	$596	$2,994	(80.1)%	$1,475	$7,117	(79.3)%
as % of total net revenues	0.4%	1.8%		0.5%	2.5%

The decreases in interest and other income for the three and six months ended September 30, 2008 compared to the corresponding periods in the previous year consisted of interest income declines of $1.3 million and $3.0 million, respectively, coupled with increased foreign currency transaction losses of $1.1 million and $2.7 million, respectively, on investments denominated in the Indian Rupee. The decreases in interest income were primarily due to the impact of lower short-term market interest rates.

Income Tax Provision (Benefit)

($ in thousands)

	Three Months Ended September 30,			Six Months Ended September 30,
	2008	2007	% Change	2008	2007	% Change
Income tax provision (benefit)	$(10,597)	$21,584	(149.1)%	$(6,828)	$23,888	(128.6)%
Effective tax rate	19.6%	34.6%		15.2%	35.2%

The income tax benefits recorded during the three and six months ended September 30, 2008 were the result of pretax losses for both periods. The effective tax rates for both the three and six months ended September 30, 2007 were favorably impacted by the domestic manufacturer’s deduction.

Liquidity, Capital Resources and Going Concern

Cash and cash equivalents and working capital were $149.0 million and $300.7 million, respectively, at September 30, 2008, compared to $88.5 million and $90.1 million, respectively, at March 31, 2008. Working capital is defined as total current assets minus total current liabilities. Our Notes contain conversion terms that impact whether they are classified as current or long-term liabilities and consequently affect our working capital position. The $200.0 million principal amount of Notes were classified as a current liability as of March 31, 2008 due to the holders having the right to require us to repurchase all or a portion of their Notes on May 16, 2008. Since no holders required us to repurchase all or a portion of their Notes on that date and because the next date on which holders may require us to repurchase all or a portion of their Notes is May 16, 2013, the Notes were classified as a long-term liability as of September 30, 2008.

The primary source of operating cash flow used in the funding of our businesses was internally generated funds from product sales. For the six months ended September 30, 2008, our net cash flow from operations of $37.5 million resulted primarily from the impact of non-cash items coupled with a decrease in receivables and increases in accrued liabilities and other long-term liabilities. The decrease in receivables was primarily due to the timing of customer payments and the increase in accrued liabilities and other long-term liabilities was principally due to legal settlements of $10.5 million and $41.5 million included in accrued expenses and other long-term liabilities, respectively, at September 30, 2008.

Net cash flow used in investing activities included capital expenditures of $12.5 million for the six months ended September 30, 2008 compared to $6.8 million for the corresponding prior year period. The increase in capital expenditures during the six-month period was primarily for purchasing machinery and equipment to upgrade and expand our pharmaceutical manufacturing and distribution capabilities. Other investing activities during the six months ended September 30, 2008 included $0.6 million and $41.4 million of purchases and sales, respectively, of short-term marketable securities classified as available for sale and the $2.0 million milestone payment we made in conjunction with the Gestiva™ acquisition (see Note 6—“Acquisitions” of the Notes to the Consolidated Financial Statements in this Quarterly Report on Form 10-Q). Also, we paid $3.0 million during the three months ended September 30, 2008 to acquire assets associated with the pharmaceutical division of LycoRed, a product development company located in Israel.

At September 30, 2008, our investment securities included $83.5 million in principal amount of ARS. Consistent with our investment policy guidelines, the ARS held by us were AAA-rated securities with long-term nominal maturities secured by student loans which are guaranteed by the U.S. Government. Liquidity for the ARS is typically provided by an auction process which allows holders to sell their notes and resets the applicable interest rate at pre-determined intervals, typically between seven to 35 days. However, with the liquidity issues experienced in global credit and capital markets, the ARS experienced failed auctions beginning in February 2008 and throughout fiscal year 2009. An auction failure means that the parties wishing to sell their securities could not be matched with an adequate volume of buyers. The securities for which auctions have failed continue to accrue interest at the contractual rate and continue to be auctioned every seven, 14, 28 or 35 days, as the case may be, until the auction succeeds, the issuer calls the securities, or they mature.

The estimated fair value of our ARS holdings at September 30, 2008 was $77.2 million, which reflected a $6.3 million difference from the principal amount of $83.5 million. The estimated fair value of the ARS was based on a discounted cash flow model that considered, among other factors, the time to work out the market disruption in the traditional trading mechanism, the stream of cash flows (coupons) earned until maturity, the prevailing risk-free yield curve, credit spreads applicable to a portfolio of student loans with various tenures and ratings and an illiquidity premium. These factors were used in a Monte Carlo simulation based methodology to derive the estimated fair value of the ARS. Although the ARS continue to pay interest according to their stated terms, we have recorded as of September 30, 2008 unrealized losses of $4.0 million, net of tax, as a reduction to shareholders’ equity in accumulated other comprehensive loss, reflecting adjustments to the ARS holdings that we have concluded have a temporary decline in value. ARS have historically been classified as short-term marketable securities in our consolidated balance sheet. Given the failed auctions, we classified the ARS held at September 30, 2008 and March 31, 2008 as non-current assets.

Our debt balance, including current maturities, was $269.8 million at September 30, 2008 compared to $271.2 million at March 31, 2008.

In June 2007, we entered into an installment payment agreement with a financial institution for the purchase of software products and the right to receive consulting or other services from the seller. Upon delivery of the products and services, the financial institution will pay the seller amounts owed for the software products and services. As a result of the installment payment agreement, we recorded debt in the amount of $1.7 million which will be paid ratably over 16 consecutive quarters to the financial institution. Also, in August 2007, we entered into another agreement with the same financial institution for the payment of additional consulting services that will be provided on a time and material basis. In exchange for the institution paying the seller for fees owed, we have recorded additional debt in the amount of $0.3 million which will be paid to the financial institution ratably over 16 consecutive quarters. The two installment payment agreements were discounted using an imputed annual interest rate that approximated our borrowing rate for similar debt instruments at the time of the borrowings.

In March 2006, we entered into a $43.0 million mortgage loan arrangement with one of our primary lenders, in part to refinance $9.9 million of existing mortgages. The $32.8 million of net proceeds we received from the mortgage loan was used for working capital and general corporate purposes. The mortgage loan, which is secured by three of our buildings, bears interest at a rate of 5.91% and matures on April 1, 2021. See Note 3—“Going Concern and Liquidity Considerations” of the Notes to the Consolidated Financial Statements in this Quarterly Report on Form 10-Q for information on compliance with the requirements pursuant to the mortgage loan documentation.

In May 2003, we issued $200.0 million principal amount of Notes that are convertible, under certain circumstances, into shares of our Class A Common Stock at an initial conversion price of $23.01 per share. The Notes bear interest at a rate of 2.50% and mature on May 16, 2033. We are also obligated to pay contingent interest at a rate equal to 0.5% per annum during any six-month period commencing May 16, 2006, if the average trading price of the Notes per $1,000 principal amount for the five-trading day period ending on the third trading day immediately preceding the first day of the applicable six-month period equals $1,200 or more. In November 2007, the average trading price of the Notes reached the threshold for the applicable five-day trading period which resulted in the payment of contingent interest and beginning November 16, 2007 the Notes began to bear interest at a rate of 3.00% per annum. In May 2008, the average trading price of the Notes fell below the contingent interest threshold for the five-day trading period and beginning May 16, 2008 the Notes began to pay interest at a rate of 2.50% per annum. We may redeem some or all of the Notes at any time on or after May 21, 2006, at a redemption price, payable in cash, of 100% of the principal amount of the Notes, plus accrued and unpaid interest (including contingent interest, if any) to the date of redemption. Holders may require us to repurchase all or a portion of their Notes on May 16, 2013, 2018, 2023 and 2028, or upon a change in control, as defined in the indenture governing the Notes, at 100% of the principal amount of the Notes, plus accrued and unpaid interest (including contingent interest, if any) to the date of repurchase, payable in cash. Holders had the right to require us to repurchase all or a portion of their Notes on May 16, 2008 and, accordingly, we classified the Notes as a current liability as of March 31, 2008. Since no holders required us to repurchase all or a portion of their Notes on May 16, 2008 and because the next date holders may require us to repurchase all or a portion of their Notes is May 16, 2013, the Notes were classified as a long-term liability as of September 30, 2008. The Notes are subordinate to all of our existing and future senior obligations.

At September 30, 2008, we had a credit agreement with ten banks that provided for a revolving line of credit for borrowing up to $320.0 million. The credit facility also included a provision for increasing the revolving commitment, at the lenders’ sole discretion, by up to an additional $50.0 million. This credit facility was unsecured unless we, under certain specified circumstances, utilized the facility to redeem part or all of our outstanding Notes. Interest was charged under the facility at the lower of the prime rate or one-month LIBOR plus 62.5 to 150 basis points, depending on the ratio of senior debt to EBITDA. The credit facility had a five-year term expiring in June 2011. As of September 30, 2008, we had $30.0 million of cash borrowings outstanding under the facility, and we were in compliance with all of our financial covenants (see the 2009 Form 10-K for more information regarding our repayment of the borrowings outstanding under the credit facility and the subsequent termination of the credit facility).

In December 2005, we entered into a financing arrangement with St. Louis County, Missouri related to expansion of our operations in St. Louis County (see Note 16—“Taxable Industrial Revenue Bonds” of the Notes to the Consolidated Financial Statements in this Quarterly Report on Form 10-Q). Up to $135.5 million of industrial revenue bonds could have been issued to us by St. Louis County relative to capital improvements made through December 31, 2009. This agreement provides that 50% of the real and personal property taxes on up to $135.5 million of capital improvements will be abated for a period of 10 years subsequent to the property being placed in service. Industrial revenue bonds totaling $120.4 million were outstanding at September 30, 2008. The industrial revenue bonds are issued by St. Louis County to us upon our payment of qualifying costs of capital improvements, which are then leased by us for a period ending December 1, 2019, unless earlier terminated. We have the option at any time to discontinue the arrangement and regain full title to the abated property. The industrial revenue bonds bear interest at 4.25% per annum and are payable as to principal and interest concurrently with payments due under the terms of the lease. We have classified the leased assets as property and equipment and have established a capital lease obligation equal to the outstanding principal balance of the industrial revenue bonds. Lease payments may be made by tendering an equivalent portion of the industrial revenue bonds. As the capital lease payments to St. Louis County may be satisfied by tendering industrial revenue bonds (which is our intention), the capital lease obligation, industrial revenue bonds and related interest expense and interest income, respectively, have been offset for presentation purposes in the Consolidated Financial Statements.

Ability to Continue as a Going Concern

There is substantial doubt about our ability to continue as a going concern. Our consolidated financial statements included in this Quarterly Report on Form 10-Q are prepared using accounting principles generally accepted in the United States applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The historical consolidated financial statements included in this Quarterly Report on Form 10-Q do not include any adjustments that might be necessary if we are unable to continue as a going concern.

The assessment of our ability to continue as a going concern was made by management considering, among other factors: (i) our need to obtain additional capital; (ii) the suspension of shipment of all products manufactured by us and the requirements under the consent decree with the FDA; (iii) the timing and number of approved products that will be reintroduced to the market and the related costs; (iv) the potential outcome with respect to the governmental inquiries, litigation or other matters described in Note 19—“Contingencies—Litigation and Governmental Inquiries” of the Notes to the Consolidated Financial Statements included in this Quarterly Report on Form 10-Q; and (v) our ability to comply with debt covenants. Our assessment was further affected by our fiscal year 2009 net loss of $313.6 million and the outstanding balance of cash, cash equivalents and short-term marketable securities of $75.7 million as of March 31, 2009. For periods subsequent to March 31, 2009, we expect losses to continue because we are unable to generate any significant revenues from our own manufactured products until we are able to resume shipping certain or many of our approved products, which currently is not expected to occur until the fourth quarter of calendar year 2010 at the earliest. In addition, we must meet ongoing operating costs as well as costs related to the steps we are currently taking to prepare for reintroducing our approved products to the market. If we are not able to obtain the FDA’s clearance to resume manufacturing and distribution of our approved products in a timely manner and at a reasonable cost, our financial position, results of operations, cash flows and liquidity will continue to be materially adversely affected. These conditions raise substantial doubt about our ability to continue as a going concern.

We believe that we are not in compliance with one or more of the requirements of our mortgage loan arrangement as of March 31, 2009 (see the 2009 Form 10-K). Failure by us to comply with the requirements of the mortgage loan arrangement or to otherwise receive a waiver from the mortgage lender for any noncompliance could result in our outstanding mortgage debt obligation accelerating and immediately becoming due and payable. If the acceleration occurs and the mortgage debt is not immediately paid in full, an event of default could also be deemed to have occurred under the $200 million principal amount of 2.5% Contingent Convertible Subordinated Notes. If an event of default is deemed to have occurred on the Notes, the principal amount plus any accrued and unpaid interest could also become immediately due and payable. The acceleration of these outstanding debt obligations would materially adversely affect our business, financial condition and cash flows.

Based on current financial projections, we believe the continuation of our company as a going concern is primarily dependent on our ability to address, among other factors: (i) our need to obtain additional capital; (ii) the suspension of shipment of all products manufactured by us and the requirements under the consent decree with the FDA; (iii) the timing and number of approved products that will be reintroduced to the market and the related costs; (iv) the potential outcome with respect to the governmental inquiries, litigation or other matters described in Note 19—“Contingencies—Litigation and Governmental Inquiries” of the Notes to the Consolidated Financial Statements included in this Quarterly Report on Form 10-Q; and (v) our ability to comply with debt covenants. While we address these matters, we must continue to meet expected near-term obligations, including normal course operating cash requirements and costs associated with reintroducing our approved products to the market (such as costs related to our employees, facilities and FDA compliance), remaining payments associated with the acquisition of the rights to Gestiva™ (see the 2009 Form 10-K), the financial obligations pursuant to the plea agreement (see Note 19—“Contingencies—Litigation and Governmental Inquiries” of the Notes to the Consolidated Financial Statements included in this Quarterly Report on Form 10-Q), as well as the significant costs, such as legal and consulting fees, associated with the steps taken by us in connection with the consent decree and the litigation and governmental inquiries. If we are not able to obtain the FDA’s clearance to resume manufacturing and distribution of our approved products in a timely manner and at a reasonable cost, and/or if we experience adverse outcomes with respect to any of the governmental inquiries or litigation described in Note 19—“Contingencies—Litigation and Governmental Inquiries” of the Notes to the Consolidated Financial Statements included in this Quarterly Report on Form 10-Q, our financial position, results of operations, cash flows and liquidity will continue to be materially adversely affected. See Item 1A—“Risk Factors” included in the 2009 Form 10-K regarding additional risks we face with respect to these matters.

In the near term, we are focused on meeting the requirements of the consent decree, which will allow our approved products to be reintroduced to the market, and are pursuing various means to increase cash. Since March 31, 2009, we have generated non-recurring cash proceeds to support our on-going operating and compliance requirements from the receipt of tax refunds, the monetization of our ARS and the sale of certain other assets (see the 2009 Form 10-K for more information regarding the cash received). We also generated cash from the sale of certain products not manufactured by us under the distribution and supply agreement with Purdue (see Note 19—“Contingencies—Litigation and Governmental Inquiries” of the Notes to the Consolidated Financial Statements included in this Quarterly Report on Form 10-Q). While these cash proceeds were sufficient to meet near-term cash requirements, we are pursuing ongoing efforts to increase cash including the continued implementation of cost savings, divestiture of PDI and other assets and the return of certain or many of our approved products to market in a timely manner. In addition, in order to continue to meet the expected near-term obligations described above, we will still need to obtain additional capital through additional asset sales. Based on our continuing assessment and identification of assets for future sale and the results of the currently proposed asset sales, we may elect to engage in external financing efforts. We currently do not anticipate issuing equity securities to raise additional capital. However, we continue to evaluate our capital needs and availability of financing to assess and identify the best available external financing alternatives. We cannot provide assurance that we will be able to realize the cost reductions we anticipate from reducing our operations or our employee base, that some or many of our approved products can be returned to the market in a timely manner, that our higher profit approved products will return to the market in the near term, that we can obtain additional cash through asset sales, or that external financing can be obtained when needed, under acceptable terms or in the amounts required. If we are unsuccessful in our efforts to sell assets and raise additional capital in the near term, we will be required to further reduce our operations, including further reductions of our employee base, or we may be required to cease operations in order to offset the lack of available funding.

Our ability to obtain capital has been and continues to be materially and negatively affected by a number of factors. The current and evolving credit market condition and general adverse economic conditions have caused the cost of prospective debt and equity financings to increase considerably. These circumstances have materially adversely affected liquidity in the financial markets, making terms for certain financings unattractive, and in some cases have resulted in the unavailability of financing. We also anticipate that the uncertainty created by the ongoing governmental inquiries and litigation described in Note 19—“Contingencies—Litigation and Governmental Inquiries” of the Notes to the Consolidated Financial Statements included in this Quarterly Report on Form 10-Q, steps taken by us in connection with the nationwide recall and suspension of shipment of all drug products manufactured by us, the consent decree and the uncertainty with respect to when we will resume shipment of our products, if at all, will affect our ability to obtain capital on a timely basis, or at all. In light of the factors described above, we may not be able to obtain additional capital. Even if we are able to obtain additional financing or issue debt securities under these circumstances, the cost to us likely will be high and the terms and conditions are likely to be onerous. In addition, if we were to issue equity securities, such securities likely would be priced at or below the current market price for our securities. As a result, sales of equity securities at or below current market prices likely would result in substantial dilution for current shareholders who purchased our equity securities at or above current market prices.

We continue to evaluate the sale of certain of our assets, including the planned sale of our PDI subsidiary. However, due to the general economic slowdown, we will likely be exposed to risks related to the overall macro-economic environment, including a lower rate of return than we have historically experienced on our invested assets and being limited in our ability to sell assets. In addition, we cannot provide any assurance that we will be successful in finding suitable purchasers for the sale of such assets. Even if we are able to find purchasers, we may not be able to obtain attractive terms and conditions for such sales, including attractive pricing. In addition, divestitures of businesses such as PDI may also involve a number of risks, including the diversion of management and employee attention, significant costs and expenses, the loss of customer relationships, a decrease in revenues and earnings associated with the divested business, and the disruption of operations in the affected business. In addition, divestitures potentially involve significant post-closing separation activities, which could involve the expenditure of significant financial and employee resources. Inability to consummate identified asset sales or manage the post-separation transition arrangements could adversely affect our business, financial condition, results of operations and cash flows.

Current and Anticipated Liquidity Position

At February 28, 2010, we had approximately $78.6 million in cash, cash equivalents and short-term investment securities. We realized approximately $125.3 million of cash during the third quarter of fiscal year 2010 as a result of entering into a distribution and supply agreement with Purdue that allowed us to sell limited quantities of oxycodone hydrochloride tablets manufactured by them (see Note 19—“Contingencies—Litigation and Governmental Inquiries” of the Notes to the Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for more information regarding the litigation with Purdue and descriptions of the settlement agreement, the patent license agreement and the distribution and supply agreement). We also received tax refunds of approximately $81.9 million during the first two quarters of fiscal year 2010 and an additional tax refund of approximately $23.8 million during the fourth quarter of fiscal year 2010. We received an additional $61.7 million related to the settlement agreement on our ARS during the fourth quarter of fiscal year 2010 (see the 2009 Form 10-K for more information on the settlement agreement entered into on the ARS and the proceeds received thereon).

At February 28, 2010, we had $ 236.2 million of outstanding debt, consisting of $200.0 million principal amount of Notes, the remaining principal balance of a $43.0 million mortgage loan and the remaining portion of a $2.0 million software financing arrangement. See discussion above in this section for more information on our indebtedness.

We currently project that during the quarter ending March 31, 2010, our cash operating expenditures are approximately $122 million to $134 million. Of this amount, $70 million relates to a payment to Hologic, which payment was made in January 2010 in connection with the amendment to the asset purchase agreement entered into in January 2010 to secure the rights to Gestiva™, approximately $34 million to $38 million relates to on-going operating expenses, approximately $5 million relate to financial obligations pursuant to the plea agreement and approximately $9 million to $13 million relate to debt service payments, inventory build and capital expenditures. The remainder of the projected cash expenditures totaling approximately $4 million to $8 million relates to costs related to our FDA compliance consultants and other costs.

We currently project that during the quarter ending June 30, 2010, our cash operating expenditures will be approximately $54 million to $66 million. Of this amount, approximately $36 million to $40 million relate to on-going operating expenses, approximately $7 million to $10 million relate to debt service payments and inventory build, and approximately $7 million to $10 million relate to legal and customer settlement payments. The remainder of the projected cash expenditures totaling approximately $4 million to $6 million relates to costs related to our FDA compliance consultants and other costs.

We are continuously reviewing our projected cash expenditures and are evaluating measures to reduce expenditures on an ongoing basis. In addition, our top priority is to maintain and attempt to increase our limited cash and financial resources. As a result, if we determine that our current goal of meeting the consent decree’s requirements and returning our approved products to market is likely to be significantly delayed, we may decide to further reduce our operations, including further reductions of our employee base, and to significantly curtail some or all of our efforts to meet the consent decree’s requirements and return our approved products to market. Such decision would be made based on our ability to manage our near-term cash obligations, to obtain additional capital through asset sales and/or external financing and to expeditiously meet the consent decree’s requirements and return our approved products to market. If such decision were to be made, we currently anticipate that we would focus our efforts on developing product candidates in our development portfolio that we believe have the highest potential return on investment, which we currently believe to be primarily Gestiva™ (17-alphahydroxyprogesterone caproate). We also expect to evaluate other alternatives available to us in order to increase our cash balance.

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

Concurrently with the recognition of revenue, we record estimated provisions for product returns, sales rebates, payment discounts, chargebacks, and other sales allowances. These provisions are established based upon consideration of a variety of factors, including but not limited to, historical relationship to revenues, historical payment and return experience, estimated and actual customer inventory levels, customer rebate arrangements and current sales terms with wholesale and indirect customers. We record a liability for product returns related to recalls when their occurrence becomes estimable and probable.

From time to time, we provide incentives to our wholesale customers, such as trade show allowances or stocking allowances that they in turn use to accelerate distribution to their end customers. We believe that such incentives are normal and customary in the industry. Sales allowances are accrued and revenue is recognized as sales are made pursuant to the terms of the allowances offered to the customer. Due to the nature of these allowances, we believe we are able to accurately calculate the required provisions for the allowances based on the specific terms in each agreement. Additionally, customers will normally purchase additional product ahead of regular demand to take advantage of the temporarily lower cost resulting from the sales allowances. This practice has been customary in the industry and we believe would be part of a customer’s ordinary course of business inventory level. We reserve the right, with our major wholesale customers, to limit the amount of these forward buys. Sales made as a result of allowances offered on our specialty generics product line in conjunction with trade shows sponsored by our major wholesale customers and for other promotional programs accounted for 14.3% and 16.6% of total gross revenues for the six months ended September 30, 2008 and 2007, respectively.

In addition, we understand that certain of our wholesale customers may try to anticipate the timing of price increases and have made, and may continue to make, business decisions to buy additional product in anticipation of future price increases. This practice has been customary in the industry and we believe would be part of a customer’s ordinary course of business inventory level.

We evaluate inventory levels at our wholesale customers, which accounted for approximately 53% of our unit sales during the six months ended September 30, 2008, through an internal analysis that considers, among other things, wholesaler purchases, wholesaler contract sales, available end consumer prescription information and inventory data received from our three largest wholesale customers. We believe that our evaluation of wholesaler inventory levels allows us to make reasonable estimates of our reserve balances. Further, our products are typically sold with adequate shelf life to permit sufficient time for our wholesaler customers to sell our products in their inventory through to the end consumer.

The following table reflects the activity during the six months ended September 30, 2008 for each accounts receivable reserve or related liability:

	Beginning Balance	Current Provision Related to Shipments Made in the Current Period	Current Provision Related to Sales Made in Prior Periods	Actual Returns or Credits in the Current Period	Ending Balance
(in thousands)
Six Months Ended September 30, 2008
Accounts Receivable Reserves:
Chargebacks	$18,103	$96,145	$—	$(93,658)	$20,590
Cash discounts and other allowances	3,848	10,337	—	(9,390)	4,795
Liabilities:				—
Sales rebates	12,585	29,039	2,528	(33,132)	11,020
Sales returns	3,950	6,374	—	(8,014)	2,310
Medicaid rebates	7,953	8,140	—	(4,002)	12,091
Medicare and Medicaid restitution	—	—	2,275	—	2,275
Product recall returns	346	2,050	—	(346)	2,050
Failure to supply claims	—	2,145	—	(645)	1,500
Other	6,120	22,767	—	(20,418)	8,469

Total	$52,905	$176,997	$4,803	$(169,605)	$65,100

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

The increase in the reserve for chargebacks at September 30, 2008 was primarily due to chargeback reserves established on the 25 mg and 50 mg strengths of metoprolol, which were launched upon approval by the FDA in March 2008 and May 2008, respectively. The decrease in the reserve for sales rebates at September 30, 2008 was primarily due to the impact of certain rebates accrued at the end of fiscal 2008 for customer agreements related to initial sales of the 25 mg strength of metoprolol. The current provision related to sales made in prior periods reflected the impact of the settlement of a disputed customer claim received during the quarter for rebates related to sales of new products launched in the prior fiscal year. We had interpreted the rebate agreement with the customer to exclude certain new product sales that the customer claimed should have been included. Since there were interpretive differences as to the intent of the language in the rebate agreement relative to the inclusion of new products, we decided to settle the claim with the customer. The increase in the reserve for cash discounts and other allowances at September 30, 2008 was principally due to the impact of charges incurred by us for our failure to supply certain specialty generic products due to production backlogs coupled with an increased level of sales made as a result of allowances offered on our specialty generic product line for trade shows sponsored by our major wholesale customers. The increase in the liability for Medicaid rebates at September 30, 2008 resulted primarily from the timing of when certain Medicaid rebate payments were processed. The $2.3 million for Medicare and Medicaid restitution relates to the amount paid to these two programs in March 2010 pursuant to the plea agreement that ETHEX entered into with the Department of Justice on March 2, 2010 (see Note 19—“Contingencies—Litigation and Governmental Inquiries” of the Notes to the Consolidated Financial Statements included in this Quarterly Report on Form 10-Q).

The provisions for the reserves for chargebacks and sales returns are primarily a function of the estimated amount of inventory in the applicable distribution channel (wholesale or retail) at the balance sheet date. We determine the amounts of these reserves at each balance sheet date based on customer inventory levels and record the provisions as appropriate based on changes in the inventory balances. With the exception of sales rebates, there are no other current provisions related to sales made in prior periods for the six months ended September 30, 2008 because of information constraints in the distribution channel, which have made it impractical for us to capture and quantify the impact of current versus prior year activity on the chargebacks or returns provision. Information constraints within the distribution channel primarily relate to our inability to track product through the channel on a unit or specific lot basis. The lack of information on a specific lot basis precludes us from tracking actual chargeback and return activity to the period of our initial sale.

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

Chargeback transactions are almost exclusively related to our specialty generics business segment. During the six months ended September 30, 2008 and 2007, the chargeback provision reduced the gross sales of our specialty generics segment by $95.5 million and $65.2 million, respectively. These amounts accounted for 99.3% of the total chargeback provisions recorded during the six months ended September 30, 2008 and 2007.

The provision for chargebacks is the most significant and complex estimate used in the recognition of revenue. The primary factors we consider in developing and evaluating the reserve for chargebacks include:

•

The amount of inventory in the wholesale distribution channel. We receive actual inventory information from our three major wholesale customers and estimate the inventory position of the remaining wholesalers based on historical buying patterns. During the six months ended September 30, 2008, unit sales to our three major wholesale customers accounted for 82% of our total unit sales to all wholesalers, and the aggregate inventory position of the three major wholesalers at September 30, 2008 was approximately equivalent to our last four weeks of shipments during the fiscal year. We currently use the last six weeks of our shipments as an estimate of the inventory held by the remaining wholesalers where we do not receive actual inventory data, as our experience and buying patterns indicate that our smaller wholesale customers carry less inventory than our large wholesale customers. As of September 30, 2008, each week of inventory for those remaining wholesalers represented approximately $0.3 million, or 1.2%, of the reported reserve for chargebacks.

•

The percentage of sales to our wholesale customers that will result in chargebacks. Using our automated chargeback system we track, at the product level, the percentage of sales units shipped to our wholesale customers that eventually result in chargebacks to us. The percentage for each product, which is based on actual historical experience, is applied to the respective inventory units in the wholesale distribution channel. As of September 30, 2008, the aggregate weighted average percentage of sales to wholesalers assumed to result in chargebacks was approximately 91%, with each 1% representing approximately $0.2 million, or 0.9%, of the reported reserve for chargebacks.

•

Contract pricing and the resulting chargeback per unit. The chargeback provision is based on the difference between our invoice price to the wholesaler, or “WAC,” and the contract price negotiated with either our indirect customer or with the wholesaler for sales by the wholesaler to the indirect customers. We calculate the price difference, or chargeback per unit, for each product and for each major wholesale customer using historical weighted average pricing, based on actual chargeback experience. Use of weighted average pricing over time compensates for changes in the mix of indirect customers and products from period to period. As of September 30, 2008, a 5% shift in the calculated chargeback per unit in the same direction across all products and customers would result in a $0.8 million, or 3.9%, impact on the reported reserve for chargebacks.

Our calculation of the chargeback accrual includes a quarterly review of the inventory reports from our largest wholesale customers. This customer inventory information is used to verify the estimated liability for future chargeback claims based on historical contract and chargeback rates. We continually monitor pricing trends and sales to our indirect customers through the wholesale distribution channel and wholesaler inventory levels. Specifically, to ensure the liability for future chargebacks is fairly stated, each of the primary factors we consider in developing and evaluating the reserve for chargebacks, as described above, are validated on a quarterly basis as follows:

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

Shelf-Stock Adjustments – These adjustments, which are included in the chargeback reserves, represent credits issued to our wholesale customers that result from a decrease in our wholesale acquisition cost (“WAC”). Decreases in our invoice prices are discretionary decisions we make to reflect market conditions. These credits are customary in the industry and are intended to reduce a wholesale customer’s inventory cost to better reflect current market prices. Generally, we provide credits to customers at the time the price reduction occurs based on the inventory that is owned by them on the effective date of the price reduction. Since a reduction in WAC reduces the chargeback per unit, or the difference between WAC and the contract price, shelf-stock adjustments are typically included as part of the reserve for chargebacks because the price reduction credits act essentially as accelerated chargebacks. Although we have contractually agreed to provide price adjustment credits to our major wholesale customers at the time they occur, the impact of any such price reductions not included in the reserve for chargebacks is immaterial to the amount of revenue recognized in any given period. As a result of WAC decreases to certain specialty generic/non-branded products, we paid shelf-stock adjustments of $7.7 million to our wholesale customers during the six months ended September 30, 2008.

Sales Returns – Consistent with industry practice, we maintain a returns policy that allows our direct and indirect customers to return product six months prior to expiration and within one year after expiration. This policy is applicable to both our branded and specialty generics business segments. Upon recognition of revenue from product sales to customers, we provide for an estimate of product to be returned. This estimate is determined by applying a historical relationship of customer returns to gross sales. We evaluate the reserve for sales returns by calculating historical return rates using data from the last 12 months on a product specific basis and by class of trade (wholesale versus retail chain). The calculated percentages are applied against estimates of inventory in the distribution channel on a product specific basis. To determine the inventory levels in the wholesale distribution channel, we utilize actual inventory information from our major wholesale customers and estimate the inventory positions of the remaining wholesalers based on historical buying patterns. For inventory held by our non-wholesale customers, we use the last two months of sales to the direct buying chains and the indirect buying retailers as an estimate. A 10% change in the product specific historical return rates used in the reserve analysis would have changed the reserve balance at September 30, 2008 by approximately $0.1 million, or 6.1%, of the reported reserve for sales returns. A 10% change in the amount of estimated inventory in the distribution channel would have changed the reserve balance at September 30, 2008 by approximately $0.2 million, or 7.6%, of the reported reserve for sales returns.

Medicaid Rebates – Federal law requires that a pharmaceutical manufacturer, as a condition of having its products receive federal reimbursement under Medicaid and Medicare Part B, must pay rebates to state Medicaid programs for all units of its pharmaceuticals that are dispensed to Medicaid beneficiaries and paid for by a state Medicaid program. Medicaid rebates apply to both our branded and specialty generic/non-branded segments. Individual states invoice us for Medicaid rebates on a quarterly basis using statutorily determined rates: for noninnovator products, in general generic drugs marketed under ANDAs, the rebate amount is 11% of the Average Manufacturer Price (“AMP”) for the quarter; for innovator products, in general brand-name products marketed under NDAs, the rebate amount is the greater of 15.1% of the AMP for the quarter or the difference between such AMP and the best price for that same quarter. An additional rebate for innovator products is payable in the amount by which, if any, the product’s AMP has increased at a rate faster than inflation. The total rebate amount for each particular product is its Unit Rebate Amount, or “URA.” The amount owed is based on the number of units paid for by each state Medicaid program in a quarter extended by the URA. At September 30, 2008, we evaluated the liabilities for Medicaid rebates by comparing them against the amount of payments made subsequent to the end of the second quarter. Prior to September 30, 2008, we historically evaluated the reserve based on expected payments, which were affected by patient usage and estimated inventory in the distribution channel. We estimated patient usage by calculating a payment rate as a percentage of net sales, which was then applied to an estimate of customer inventory. We used the last two months of our shipments to wholesalers and direct buying chains as an estimate of inventory in the wholesale and chain channels and an additional month of wholesale sales as an estimate of inventory held by the indirect buying retailer.

Reserve for Failure to Supply Claims – We have historically entered into product purchase arrangements with certain customers that include a provision that requires us to reimburse these customers for price differences on product orders that we are unable to fulfill. We are able to estimate provisions for supply failures based on the specific terms in each arrangement. We incurred failure to supply claims in the second quarter due primarily to our failure to supply certain specialty generic products due to production backlogs coupled with an increased level of sales made as a result of allowances offered on our specialty generic product line for trade shows sponsored by our major wholesale customers. Based on the specific terms of these arrangements, we recorded reductions to net revenues during the quarter ended September 30, 2008 of $2.1 million for amounts owed to certain customers for price differences they incurred for procuring products we were unable to supply.

Liabilities for Product Returns Related to Recalls – Beginning in May 2008 through November 2008, we announced six separate voluntary recalls of certain tablet form generic products as a precaution due to the potential existence of oversized tablets. Liabilities for product returns related to recalls are based on estimated and actual customer inventory levels at the time of the recall and actual contract pricing.

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

See the 2009 Form 10-K for disclosure of certain events and transactions that occurred after September 30, 2008, including, but not limited to, the evaluation of impairment performed on each of our intangible assets subsequent to December 31, 2008 due to the nationwide recall and suspension of shipment of all products manufactured by us and the consent decree with the FDA.

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

Contingencies

We are involved in various legal proceedings, some of which involve claims for substantial amounts. An estimate is made to accrue for a loss contingency relating to any of these legal proceedings if we determine it is probable that a liability was incurred as of the date of the financial statements and the amount of loss can be reasonably estimated. Because of the subjective nature inherent in assessing the future outcome of litigation and because of the potential that an adverse outcome in legal proceedings could have a material impact on our financial condition or results of operations, such estimates are considered to be critical accounting estimates. After completing a review of such matters, we determined that at September 30, 2008, there were certain legal proceedings in which we are involved that met the conditions described above. Accordingly, we have accrued a loss contingency relating to such legal proceedings.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk is limited to fluctuating interest rates associated with variable rate indebtedness and marketable securities that are subject to interest rate changes.

As of September 30, 2008, we had investments in taxable ARS. The rates on these securities reset at pre-determined intervals up to 35 days. As of September 30, 2008, we had $83.5 million principal amount invested in ARS consisting of high quality (AAA-rated) bonds secured by student loans which are guaranteed by the U.S. Government. The maturity of these securities is greater than 10 years. During the fourth quarter of fiscal year 2008, certain developments in the capital and credit markets adversely affected the market for auction rate securities, which has resulted in a loss of liquidity for these investments. We have evaluated these securities to determine if other-than-temporary impairment of the carrying value of the securities has occurred due to the loss of liquidity. At September 30, 2008, the fair value of auction rate securities was $77.2 million and the resultant difference of $6.3 million was recorded in accumulated other comprehensive loss as the unrealized losses were considered to be temporary. (See Note 10—“Investment Securities” of the Notes to the Consolidated Financial Statements in this Quarterly Report on Form 10-Q.)

The annual favorable impact on our net income as a result of a 100 basis point (where 100 basis points equals 1%) increase in short-term interest rates would be approximately $2.2 million, based on our average cash, cash equivalents and short-term marketable investment balances during the six months ended September 30, 2008.

Advances to us under our credit facility were charged at an interest rate that varied consistent with increases or decreases in the publicly announced prime rate and/or the LIBOR rate with respect to LIBOR-related loans, if any. A material increase in such rates could have significantly increased borrowing expenses. At September 30, 2008, we had $30.0 million of borrowings outstanding under our credit facility. The annual unfavorable impact on our pre-tax income as a result of a 100 basis point (where 100 basis points equals 1%) increase in short-term interest rates would be approximately $0.3 million annually based on the $30.0 million of borrowings that were outstanding under our line of credit at September 30, 2008. The $30.0 million borrowing was repaid in February 2009 and the credit agreement was subsequently terminated.

In May 2003, we issued $200.0 million principal amount of Convertible Subordinated Notes. The interest rate on the Notes is fixed at 2.50% and therefore not subject to interest rate changes. Beginning May 16, 2006, we became obligated to pay contingent interest at a rate equal to 0.5% per annum during any six-month period, if the average trading price of the Notes per $1,000 principal amount for the five-trading day period ending on the third trading day immediately preceding the first day of the applicable six-month period equals $1,200 or more. In November 2007, the average trading price of the Notes reached the threshold for the applicable five-day trading period which resulted in the payment of contingent interest and beginning November 16, 2007 the Notes began to bear interest at a rate of 3.00% per annum. In May 2008, the average trading price of the Notes fell below the contingent interest threshold for the five-day trading period and beginning May 16, 2008 the Notes began to pay interest at a rate of 2.50% per annum. Holders may require us to repurchase all or a portion of their Notes on May 16, 2013, 2018, 2023 and 2028, or upon a change in control, as defined in the indenture governing the Notes, at 100% of the principal amount of the Notes, plus accrued and unpaid interest (including contingent interest, if any) to the date of repurchase, payable in cash. Holders had the right to require us to repurchase all or a portion of their Notes on May 16, 2008 and, accordingly, we classified the Notes as a current liability as of March 31, 2008. Since no holders required us to repurchase all or a portion of their Notes on that date and because the next occasion holders may require us to repurchase all or a portion of their Notes is May 16, 2013, the Notes were classified as a long-term liability as of September 30, 2008.

In March 2006, we entered into a $43.0 million mortgage loan secured by three of our buildings that matures in April 2021. The interest rate on this loan is fixed at 5.91% per annum and not subject to market interest rate changes.

We entered into an installment payment agreement in June 2007 and another in August 2007 with a financial institution related to the purchase of software products and the right to receive consulting or other services from the seller, respectively. For the two agreements, we recorded debt in the amount of $2.0 million which will be paid ratably over 16 consecutive quarters. The two installment payment agreements were discounted using an imputed annual interest rate that approximated our borrowing rate for similar debt instruments at the time of the borrowings.

Item 4.	CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

An evaluation was conducted under the supervision and with the participation of our management, including the Interim Chief Executive Officer (the “CEO”) and Interim Chief Financial Officer (the “CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2008. As a result of the material weaknesses in our internal control over financial reporting described below, our Interim CEO and Interim CFO have concluded that our disclosure controls and procedures were not effective as of September 30, 2008.

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

These deficiencies resulted in material errors related to net revenues, research and development expense, selling and administrative expense, accounts receivable, inventory, property and equipment, accrued liabilities, income taxes and additional paid-in capital in our interim financial statements for fiscal year 2009. As a result, the interim financial statements for the first quarter of fiscal year 2009 were restated and the interim financial statements for the second and third quarters of fiscal year 2009 and the year-end financial statements for fiscal year 2009 were adjusted prior to their issuance. These deficiencies also resulted in a reasonable possibility that a material misstatement of our annual consolidated financial statements will not be prevented or detected on a timely basis.

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

The following actions have been taken or are expected to be taken to remediate one or more of the material weaknesses listed above:

1.	Expand the membership of our disclosure committee to include executives with responsibilities over our operating divisions and regulatory affairs; and reviewing, revising and updating existing corporate governance policies and procedures.

2.	Reorganize and relocate our legal department adjacent to the Interim CEO’s office to facilitate greater access to the legal department and more extensive involvement of the legal department in corporate governance and compliance matters.

3.	Adopt measures to strengthen and enhance compliance with FDA regulations and related regulatory compliance, including:

•

retaining new outside consultants and counsel for FDA regulatory matters and, with their assistance, reviewing and revising our policies, procedures and practices to enhance compliance with the FDA’s current good manufacturing practice requirements;

•	enhancing compliance with FDA drug application, approval and post-approval requirements;

•	evaluating compliance with applicable foreign laws and regulations; and

•	implementing internal reporting policies pursuant to which our chief compliance officer will report periodically to the non-management members of the Board.

4.	Review the staffing levels, capabilities and experience of the members of the Finance department and add employees with appropriate financial statement closing and GAAP expertise to the Finance department as necessary.

5.	Establish a monthly business review process to ensure an in-depth senior management review of business segment results on a regular basis.

6.	Develop and document comprehensive accounting policies and procedures, including documentation of the methods for applying accounting policies through detailed process maps and procedural narratives.

7.	Define and document roles and responsibilities within the financial statement closing process including required reviews and approval of account reconciliations, journal entries and methodologies used to analyze account balances.

8.	Identify and implement specific steps to improve information flow between the Finance department and business unit finance personnel, as well as other functional areas within our company, to ensure that information that could affect the financial statements, including the effects of all material agreements, is identified, communicated and addressed on a timely basis.

9.	Identify and implement specific steps to improve communication, coordination and oversight with respect to the application of critical accounting policies and the determination of estimates.

10.	Implement month-end, quarter-end and year-end closing schedules and closing checklists to ensure timely and documented completion of the financial statements.

11.	Develop and implement a policy and procedure to control the access, modification and review processes for spreadsheets that are used in the preparation of our financial statements and other disclosures.

12.	Conduct training and education of the Finance department personnel on critical accounting policies and procedures, including account reconciliations and financial statement closing procedures, to develop and maintain an appropriate level of skills for proper identification and application of accounting principles.

13.	Define specific roles and responsibilities within the Finance department to improve accounting research and implementation of accounting policies.

14.	Conduct training and education for personnel outside the Finance department on critical accounting policies and procedures to improve the level of control awareness at our company and to ensure an appropriate level of understanding of the proper application of accounting principles that are critical to our financial reporting.

15.	Implement processes and procedures to (1) identify and assess whether certain entities are appropriately exempt from the Medicaid best price calculation and (2) evaluate Public Health Service (“PHS”) pricing requests.

16.	Establish periodic meetings between the contracting functions and the Finance department to improve communication regarding the evaluation and reporting of PHS pricing requests and related matters.

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

(b) Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the quarter ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

The information set forth under Note 19—“Contingencies—Litigation and Governmental Inquiries” of the Notes to the Consolidated Financial Statements included in Part I, Item 1 in this Quarterly Report on Form 10-Q is incorporated in this Part II, Item 1 by reference.

Item 1A.	RISK FACTORS

Please refer to the risk factors that are included under the caption Item 1A—“Risk Factors” in our 2009 Form 10-K.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchase of Equity Securities by the Company

The following table provides information about purchases we made of our common stock during the quarter ended September 30, 2008:

Period	Total number of shares purchased (a)	Average price paid per share	Total number of shares purchased as part of a publicly announced program	Maximum number of shares that may yet be purchased under the program
July 1–31, 2008	191	$20.96	—	—
August 1–31, 2008	1,048	$21.96	—	—
September 1–30, 2008	772	$22.95	—	—

Total	2,011	$22.25	—	—

(a)	Shares were purchased from employees upon their termination pursuant to the terms of our stock option plan.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The following provides a summary of votes cast for the proposals on which our stockholders voted at our Annual Meeting of Stockholders held on September 5, 2008.

Proposal No. 1—To consider and approve an amendment to our Certificate of Incorporation to provide that members of the Board of Directors be elected annually.

For	Against	Abstain
11,965,508	53,598	5,114

The proposal received the affirmative vote of a majority of the issued and outstanding shares of our Class A Common Stock and Class B Common Stock, voting as a single class, and was approved.

Proposal No. 2—Election of Eight Directors.

Nominee	For	Withhold
Jean M. Bellin	11,907,676	12,483
Kevin S. Carlie	11,912,633	7,526
Terry B. Hatfield	11,892,514	12,645
David S. Hermelin	11,901,351	3,808
Marc S. Hermelin	11,900,587	4,572
Ronald J. Kanterman	11,897,627	7,532
Jonathon E. Killmer	11,892,267	12,892
Norman D. Schellenger	11,896,471	8,689

Each of the eight directors received a plurality vote of the issued and outstanding shares of our Class A Common Stock and Class B Common Stock, as a single class, present or represented by proxy at the Annual Meeting and was elected.

Proposals 3 and 4 related to actions to be taken in the event that proposal 1 had not been approved. However, because proposal 1 was approved, proposals 3 and 4 were not acted upon.

Proposal No. 5—To approve an amendment to our Incentive Stock Option Plan to increase by 3,000,000 the number of shares of Class A Common Stock available for issuance upon exercise of stock options granted under the Plan.

For	Against	Abstain
8,996,225	228,059	8,432

The proposal received the affirmative vote of a majority of the issued and outstanding shares of our Class A Common Stock and Class B Common Stock, as a single class, present or represented by proxy at the Annual Meeting and was approved.

Proposal No. 6—To ratify the selection of KPMG LLP as our independent registered public accounting firm for the fiscal year ending March 31, 2009.

For	Against	Abstain
12,012,912	5,056	6,027

The proposal received the affirmative vote of a majority of the issued and outstanding shares of our Class A Common Stock and Class B Common Stock, as a single class, present or represented by proxy at the Annual Meeting and was approved.

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

K-V PHARMACEUTICAL COMPANY

Date: March 25, 2010	By:	/s/ David A. Van Vliet
David A. Van Vliet
Interim President and Interim Chief Executive Officer
(Principal Executive Officer)

Date: March 25, 2010	By:	/s/ Thomas S. McHugh
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