Form 10-Q
period 2008-12-31
KV PHARMACEUTICAL CO /DE/
filed 2010-03-25
CIK 57055

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2008

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

EXPLANATORY NOTE

The filing of this Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2008 was delayed due to the time required to (1) complete the internal investigation conducted by the Audit Committee (the “Audit Committee”) of our Board of Directors (the “Board”) with respect to a range of specific allegations involving, among other items, U.S. Food and Drug Administration (the “FDA”) regulatory and other compliance matters and management misconduct, (2) resolve certain matters with a potential financial reporting impact resulting from such investigation and (3) evaluate the financial statement implications of the provisions of the consent decree we entered into with the FDA on March 2, 2009 and of the previously disclosed actions to recall all of the drug products we manufactured, suspend manufacturing and shipment of our products, substantially reduce our workforce and realign our cost and organizational structure.

Prior to the filing of this Quarterly Report on Form 10-Q, we filed our Annual Report on Form 10-K for fiscal year ended March 31, 2009 (the “2009 Form 10-K”). This Quarterly Report on Form 10-Q includes references to specified disclosures contained in our 2009 Form 10-K. However, this Quarterly Report on Form 10-Q does not reflect all events occurring after December 31, 2008 and does not update all disclosure affected by subsequent events. Therefore, you should read this Quarterly Report on Form 10-Q in conjunction with our 2009 Form 10-K, a copy of which can be accessed at the website of the U.S. Securities and Exchange Commission (the “SEC”) at www.sec.gov.

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

PART I. FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

K-V PHARMACEUTICAL COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited; dollars in thousands, except per share data)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2008	2007 (1)	2008	2007 (1)

Net revenues	32,775	158,907	305,791	443,537
Cost of sales	96,424	46,322	195,621	132,783

Gross profit (loss)	(63,649)	112,585	110,170	310,754

Operating expenses:
Research and development	21,443	11,964	55,344	33,467
Selling and administrative	55,164	48,571	178,036	145,308
Amortization of intangible assets	3,605	3,668	10,619	7,868
Acquired in-process research and development	—	—	2,000	10,000
Litigation and governmental inquiries	23	—	49,732	—

Total operating expenses	80,235	64,203	295,731	196,643

Operating income (loss)	(143,884)	48,382	(185,561)	114,111

Other expense (income):
Interest expense	2,202	2,683	6,837	7,615
Interest and other expense (income)	8,341	(2,887)	6,866	(10,005)

Total other expense (income), net	10,543	(204)	13,703	(2,390)

Income (loss) before income taxes	(154,427)	48,586	(199,264)	116,501
Income tax provision (benefit)	(59,344)	14,343	(66,171)	38,231

Net income (loss)	(95,083)	34,243	(133,093)	78,270

Earnings (loss) per share:
Basic - Class A common	$(1.91)	$0.72	$(2.68)	$1.65
Basic - Class B common	(1.91)	0.60	(2.68)	1.38
Diluted - Class A common	(1.91)	0.60	(2.68)	1.38
Diluted - Class B common	(1.91)	0.52	(2.68)	1.19

Shares used in per share calculation:
Basic - Class A common	37,754	37,193	37,539	37,094
Basic - Class B common	12,047	12,179	12,072	12,231
Diluted - Class A common	49,801	59,244	49,611	59,147
Diluted - Class B common	12,047	12,264	12,072	12,314

(1)	This financial statement reflects the correction of certain immaterial errors, as fully described in Note 4—“Correction of Immaterial Errors in Prior Period Consolidated Financial Statements.”

See Accompanying Notes to Consolidated Financial Statements

K-V PHARMACEUTICAL COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited; dollars in thousands)

	December 31, 2008	March 31, 2008 (1)
ASSETS
Current Assets:
Cash and cash equivalents	$170,324	$88,493
Marketable securities	—	40,548
Receivables, less allowance for doubtful accounts of $298 and $867 at December 31, 2008 and March 31, 2008 respectively	85,417	131,776
Inventories, net	48,146	94,330
Prepaid and other assets	9,585	8,366
Income taxes receivable	61,856	11,015
Deferred tax asset	54,152	24,122

Total Current Assets	429,480	398,650
Property and equipment, less accumulated depreciation of $93,595 and $78,532 at December 31, 2008 and March 31, 2008 respectively	192,527	187,492
Investment securities	63,678	81,516
Intangible assets and goodwill, net	189,553	198,784
Other assets	22,455	24,005

Total Assets	$897,693	$890,447

LIABILITIES
Current Liabilities:
Accounts payable	$28,603	$32,020
Accrued liabilities	107,481	73,996
Deferred revenue	68,129	—
Current maturities of long-term debt	2,498	202,499

Total Current Liabilities	206,711	308,515
Long-term debt	266,700	68,674
Other long-term liabilities	58,388	22,519
Deferred tax liability	46,726	37,122

Total Liabilities	578,525	436,830

Commitments and contingencies

SHAREHOLDERS’ EQUITY
7% cumulative convertible Preferred Stock, $.01 par value; $25.00 stated and liquidation value; 840,000 shares authorized; issued and outstanding — 40,000 shares at December 31, 2008 and March 31, 2008 (convertible into Class A shares on a 8.4375-to-one basis)	—	—
Class A and Class B Common Stock, $.01 par value; 150,000,000 and 75,000,000 shares authorized, respectively;
Class A – issued 40,968,429 and 40,764,603 at December 31, 2008 and March 31, 2008, respectively	410	407
Class B – issued 12,142,782 and 12,170,172 at December 31, 2008 and March 31, 2008, respectively (convertible into Class A shares on a one-for-one basis)	121	122
Additional paid-in capital	164,871	159,443
Retained earnings	210,324	351,348
Accumulated other comprehensive loss	(213)	(1,543)
Less: Treasury stock, 3,300,616 shares of Class A and 94,347 shares of Class B Common Stock at December 31, 2008, respectively, and 3,289,324 shares of Class A and 92,902 shares of Class B Common Stock at March 31, 2008, respectively, at cost	(56,345)	(56,160)

Total Shareholders’ Equity	319,168	453,617

Total Liabilities and Shareholders’ Equity	$897,693	$890,447

(1)	This financial statement reflects the correction of certain immaterial errors, as fully described in Note 4—“Correction of Immaterial Errors in Prior Period Consolidated Financial Statements.”

See Accompanying Notes to Consolidated Financial Statements

K-V PHARMACEUTICAL COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited; dollars in thousands)

	Nine Months Ended December 31,
	2008	2007 (1)
Operating Activities:
Net income (loss)	$(133,093)	$78,270
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Acquired in-process research and development	2,000	10,000
Depreciation and amortization	26,921	23,211
Loss on property and equipment	1,171	178
Loss on investment securities	9,208	—
Deferred income tax provision (benefit)	(21,258)	(2,625)
Deferred compensation	(8,551)	1,674
Stock-based compensation	3,663	4,467
Excess tax benefits associated with stock options	(371)	(972)
Changes in operating assets and liabilities:
Receivables, net	46,359	(29,567)
Inventories, net	46,184	(1,137)
Income taxes	(50,918)	(400)
Accounts payable and accrued liabilities	30,687	11,301
Deferred revenue	68,129	—
Other assets and liabilities, net	36,019	(6,375)

Net cash provided by operating activities	56,150	88,025

Investing Activities:
Purchase of property and equipment, net	(19,591)	(12,708)
Purchase of marketable securities	(559)	(101,122)
Sale of marketable securities	52,111	135,475
Product acquisition	(2,000)	(151,500)
Cash paid for acquired assets	(3,000)	—

Net cash provided by (used in) investing activities	26,961	(129,855)

Financing Activities:
Principal payments on long-term debt	(1,975)	(1,614)
Proceeds from borrowing on long-term debt	—	50,000
Repayment of borrowing on line of credit	—	(20,000)
Dividends paid on preferred stock	(52)	(52)
Purchase of common stock for treasury	(185)	(144)
Excess tax benefits associated with stock options	371	972
Cash deposits received for stock options	774	868

Net cash provided by (used in) financing activities	(1,067)	30,030

Effect of foreign exchange rate changes on cash	(213)	—
Increase (decrease) in cash and cash equivalents	81,831	(11,800)
Cash and cash equivalents:
Beginning of year	88,493	84,753

End of period	$170,324	$72,953

Supplemental information:
Interest paid	$8,226	$7,672
Income taxes paid	6,439	39,862
Stock options exercised (at expiration of two-year forfeiture period)	1,394	615
Software financing arrangement	—	2,039

(1)	This financial statement reflects the correction of certain immaterial errors, as fully described in Note 4—“Correction of Immaterial Errors in Prior Period Consolidated Financial Statements.”

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

2. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. However, in the opinion of management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations and cash flows for the three- and nine-month periods ended December 31, 2008 are not necessarily indicative of the results of operations and cash flows that may be expected for the fiscal year ending March 31, 2009. The interim consolidated financial statements and accompanying notes should be read in conjunction with the consolidated financial statements and notes thereto included in the 2009 Form 10-K. The balance sheet information as of March 31, 2008 has been derived from the Company’s audited Consolidated Balance Sheet as of that date (see Note 4—“Correction of Immaterial Errors in Prior Period Consolidated Financial Statements”).

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

(in thousands, except per share data)

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

4. CORRECTION OF IMMATERIAL ERRORS IN PRIOR PERIOD CONSOLIDATED FINANCIAL STATEMENTS

The Company has determined that certain of its previously filed financial statements contained certain errors. In order to assess materiality with respect to these errors, it applied the concepts set forth in SAB 99 and SAB 108 and determined that the impact of these errors on prior period consolidated financial statements was immaterial. Accordingly, the Company’s consolidated balance sheet as of March 31, 2008 and the related consolidated statements of operations and cash flows for the three and nine months ended December 31, 2007 reflect the correction of these immaterial errors. The accompanying notes have also been revised as necessary. The impact of correcting these immaterial errors resulted in a reduction of net revenues of $2,716 and an increase in operating income and net income of $2,425 and $1,631, respectively, for the three months ended December 31, 2007 and a decrease in net revenues, operating income and net income of $5,367, $2,507 and $765, respectively, for the nine months ended December 31, 2007. The Company’s consolidated retained earnings as of March 31, 2008 reflects a decrease of $6,366 to correct all of the errors identified in the prior period consolidated financial statements.

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

The combined effect of recording the correction of the immaterial errors in the Company’s consolidated statement of income for the three and nine months ended December 31, 2007 is presented in the following table:

	Three Months Ended December 31, 2007		Nine Months Ended December 31, 2007
	As Reported	As Revised	As Reported	As Revised

Net revenues	161,623	158,907	448,904	443,537
Cost of sales	49,996	46,322	134,697	132,783
Gross profit (loss)	111,627	112,585	314,207	310,754
Research and development	11,156	11,964	32,702	33,467
Selling and administrative	50,846	48,571	147,019	145,308
Operating income (loss)	45,957	48,382	116,618	114,111
Interest expense	2,644	2,683	7,542	7,615
Interest and other expense (income)	(2,780)	(2,887)	(8,936)	(10,005)
Income (loss) before income taxes	46,093	48,586	118,012	116,501
Income tax provision (benefit)	13,481	14,343	38,977	38,231
Net income (loss)	32,612	34,243	79,035	78,270
Earnings (loss) per share:
Basic - Class A common	$0.69	$0.72	$1.67	$1.65
Basic - Class B common	0.57	0.60	1.39	1.38
Diluted - Class A common	0.57	0.60	1.39	1.38
Diluted - Class B common	0.49	0.52	1.20	1.19

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

(in thousands, except per share data)

The combined effect of recording the correction of the immaterial errors in the Company’s consolidated statement of cash flows for the nine months ended December 31, 2007 is presented in the following table:

	Nine Months Ended December 31, 2007
	As Reported	As Revised
Net income	$79,035	$78,270
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	22,368	23,211
Loss on property and equipment	—	178
Deferred income tax benefit	(2,532)	(2,625)
Stock-based compensation	4,089	4,467
Changes in operating assets and liabilities:
Receivables, net	(22,352)	(29,567)
Inventories, net	494	(1,137)
Income taxes	675	(400)
Accounts payable and accrued liabilities	4,306	11,301
Other assets and liabilities, net	(6,405)	(6,375)
Net cash provided by operating activities	90,380	88,025
Purchase of property and equipment, net	(13,090)	(12,708)
Net cash used in investing activities	(130,237)	(129,855)
Principal payments on long-term debt	(1,408)	(1,614)
Proceeds from borrowing on long-term debt	50,000	50,000
Net cash provided by (used in) financing activities	30,236	30,030
Increase (decrease) in cash and cash equivalents	(9,621)	(11,800)
Cash and cash equivalents:
Beginning of year	82,574	84,753
End of period	72,953	72,953

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

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141(R)”), which replaces SFAS 141 but retains the fundamental concept of purchase method of accounting in a business combination and improves reporting by creating greater consistency in the accounting and financial reporting of business combinations, resulting in more complete, comparable, and relevant information for investors and other users of financial statements. To achieve this goal, the new standard requires the acquiring entity in a business combination to recognize all the assets acquired and liabilities assumed in the transaction and any non-controlling interest at the acquisition date at their fair value as of that date. This statement requires measuring a non-controlling interest in the acquiree at fair value which will result in recognizing the goodwill attributable to the non-controlling interest in addition to that attributable to the acquirer. This statement also requires the recognition of assets acquired and liabilities assumed arising from contractual contingencies as of the acquisition date, measured at their acquisition date fair values. In April 2009, the FASB issued FSP FAS 141(R)-1 to further clarify the guidance provided by SFAS 141(R) on initial recognition and measurement, subsequent measurement

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

(in thousands, except per share data)

and accounting and disclosure of assets and liabilities arising from contingencies in a business combination. SFAS 141(R) is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008 and earlier adoption is prohibited. The Company plans to adopt SFAS 141(R) at the beginning of fiscal year 2010 and is evaluating the impact of SFAS 141(R) on its financial condition and results of operations.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

(in thousands, except per share data)

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

(in thousands, except per share data)

The following table sets forth the computation of basic and diluted earnings (loss) per share for the three months ended December 31, 2008 and 2007:

	Three Months Ended December 31, 2008		Three Months Ended December 31, 2007
	Class A	Class B	Class A	Class B
Basic earnings (loss) per share:
Numerator:
Allocation of undistributed earnings (loss)	$(72,096)	$(23,005)	$26,888	$7,337

Denominator:
Weighted average shares outstanding	37,836	12,118	37,620	12,282
Less - weighted average unvested common shares subject to repurchase	(82)	(71)	(427)	(103)

Number of shares used in per share computations	37,754	12,047	37,193	12,179

Basic earnings (loss) per share	$(1.91)	$(1.91)	$0.72	$0.60

Diluted earnings (loss) per share:
Numerator:
Allocation of undistributed earnings (loss) for basic computation	$(72,096)	$(23,005)	$26,888	$7,337
Reallocation of undistributed earnings (loss) as a result of conversion of Class B to Class A shares	(23,005)	—	7,337	—
Reallocation of undistributed earnings (loss) to Class B shares	—	—	—	(1,006)
Add - preferred stock dividends	—	—	18	—
Add - interest expense convertible notes	—	—	1,194	—

Allocation of undistributed earnings (loss)	$(95,101)	$(23,005)	$35,437	$6,331

Denominator:
Number of shares used in basic computation	37,754	12,047	37,193	12,179
Weighted average effect of dilutive securities:
Conversion of Class B to Class A shares	12,047	—	12,179	—
Employee stock options	—	—	842	85
Convertible preferred stock	—	—	338	—
Convertible notes	—	—	8,692	—

Number of shares used in per share computations	49,801	12,047	59,244	12,264

Diluted earnings (loss) per share (1) (2)	$(1.91)	$(1.91)	$0.60	$0.52

(1)	For the three months ended December 31, 2008, there were stock options to purchase 76 (excluding 2,544 out of the money shares) of Class A and Class B Common Stock, preferred shares convertible into 338 shares of Class A Common Stock, and $200,000 principal amount of convertible notes convertible into 8,692 shares of Class A Common Stock that were excluded from the computation of diluted loss per share because their effect would have been anti-dilutive.
(2)	For the three months ended December 31, 2007, excluded from the computation of diluted earnings per share were options to purchase 518 Class A and Class B common shares with exercise prices greater than the average market price of the common shares for the period reported.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

(in thousands, except per share data)

The following table sets forth the computation of basic and diluted earnings (loss) per share for the nine months ended December 31, 2008 and 2007:

	Nine Months Ended December 31, 2008		Nine Months Ended December 31, 2007
	Class A	Class B	Class A	Class B

Basic earnings (loss) per share:
Numerator:
Allocation of undistributed earnings (loss)	$(100,746)	$(32,399)	$61,358	$16,860

Denominator:
Weighted average shares outstanding	37,788	12,149	37,531	12,332
Less - weighted average unvested common shares subject to repurchase	(249)	(77)	(437)	(101)

Number of shares used in per share computations	37,539	12,072	37,094	12,231

Basic earnings (loss) per share	$(2.68)	$(2.68)	$1.65	$1.38

Diluted earnings (loss) per share:
Numerator:
Allocation of undistributed earnings (loss) for basic computation	$(100,746)	$(32,399)	$61,358	$16,860
Reallocation of undistributed earnings (loss) as a result of conversion of Class B to Class A shares	(32,399)	—	16,860	—
Reallocation of undistributed earnings (loss) to Class B shares	—	—	—	(2,216)
Add - preferred stock dividends	—	—	52	—
Add - interest expense convertible notes	—	—	3,209	—

Allocation of undistributed earnings (loss)	$(133,145)	$(32,399)	$81,479	$14,644

Denominator:
Number of shares used in basic computation	37,539	12,072	37,094	12,231
Weighted average effect of dilutive securities:
Conversion of Class B to Class A shares	12,072	—	12,231	—
Employee stock options	—	—	792	83
Convertible preferred stock	—	—	338	—
Convertible notes	—	—	8,692	—

Number of shares used in per share computations	49,611	12,072	59,147	12,314

Diluted earnings (loss) per share (1) (2)	$(2.68)	$(2.68)	$1.38	$1.19

(1)	For the nine months ended December 31, 2008, there were stock options to purchase 382 (excluding 1,626 out of the money shares) of Class A and Class B Common Stock, preferred shares convertible into 338 shares of Class A Common Stock, and $200,000 principal amount of convertible notes convertible into 8,692 shares of Class A Common Stock that were excluded from the computation of diluted loss per share because their effect would have been anti-dilutive.
(2)	For the nine months ended December 31, 2007, excluded from the computation of diluted earnings per share were options to purchase 814 Class A and Class B common shares with exercise prices greater than the average market price of the common shares for the period reported.

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

The Company recognized stock-based compensation of $998 and $3,663, respectively, and related tax benefits of $88 and $548, respectively, for the three and nine months ended December 31, 2008 and stock-based compensation of $1,325 and $4,467, respectively, and related tax benefits of $263 and $1,017, respectively, for the three and nine months ended December 31, 2007. There was no stock-based employee compensation cost capitalized as of December 31, 2008 and March 31, 2008. Cash received from stock option deposits was $73 and $194 for the three months ended December 31, 2008 and 2007, respectively, and $774 and $868 for the nine months ended December 31, 2008 and 2007, respectively. The actual tax benefit realized from tax deductions associated with stock option exercises (at expiration of two-year forfeiture period) was $48 and $508 for the three months ended December 31, 2008 and 2007, respectively and $518 and $1,019 for the nine months ended December 31, 2008 and 2007, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

(in thousands, except per share data)

The following weighted average assumptions were used for stock options granted during the three and nine months ended December 31, 2008 and 2007:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2008	2007	2008	2007
Dividend yield	None	None	None	None
Expected volatility	39%	41%	39%	43%
Risk-free interest rate	3.23%	4.16%	3.50%	4.79%
Expected term	9.0 years	9.0 years	9.0 years	9.0 years
Weighted average fair value per share at grant date	$10.55	$15.91	$10.45	$15.94

A summary of the changes in the Company’s stock option plans during the nine months ended December 31, 2008 is presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

Balance, March 31, 2008	3,933	$18.84
Options granted	323	20.01
Options exercised	(257)	8.12		$—
Options canceled	(424)	21.46

Balance, December 31, 2008	3,575	19.41	6.1	—

Expected to vest at December 31, 2008	2,760	$19.41	6.1	—

Options exercisable at December 31, 2008 (excluding shares in the two-year forfeiture period)	1,251	$17.98	5.1	—

As of December 31, 2008, the Company had $39,463 of total unrecognized compensation expense related to stock option grants, which will be recognized over the remaining weighted average period of 4.9 years.

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

During fiscal year 2009, the Company announced six separate voluntary recalls of certain tablet form generic products as a precaution due to the potential existence of oversized tablets. Beginning in December 2008, the Company determined it was not able to reasonably estimate future product returns at the time its drug products were shipped because of uncertainties associated with the risk of additional product recalls. As a result, revenue on shipments of its drug products was deferred until such uncertainties were resolved, which the Company estimated occurred on the earlier of the consumption by the end user or when these products were no longer subject to recall.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

(in thousands, except per share data)

Product shipments that are recorded as deferred revenue are reflected as a liability on the consolidated balance sheet. For shipments where revenue recognition is deferred, the Company records revenue when the uncertainties leading to deferral are resolved. Deferred revenue in the amount of $68,129 was recorded on the consolidated balance sheet at December 31, 2008. Since the Company suspended all shipments of its approved drug products in tablet form in December 2008 and suspended the manufacturing and shipment of the remainder of its drug products in January 2009, the product recall became probable and estimable in the quarter ended March 31, 2009. Thus, the Company determined that the uncertainties leading to deferral were resolved, and it did not have any deferred revenue recorded on its consolidated balance sheet at March 31, 2009.

Concurrently with the recognition or deferral of revenue, the Company records estimated provisions for product returns, sales rebates, payment discounts, chargebacks, and other sales allowances. When the occurrence of product recalls becomes probable, the Company also records estimated liabilities for product returns related to recalls. The Company records failure to supply claims when they are probable and reasonably estimable. Provisions are established based upon consideration of a variety of factors, including but not limited to, historical relationship to revenues, historical payment and return experience, estimated and actual customer inventory levels, customer rebate and failure to supply arrangements, current contract sales terms with wholesale and indirect customers, and subsequent payment activity. The following briefly describes each provision and how such provisions are estimated.

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

The provisions discussed above are presented in the consolidated financial statements as reductions to net revenues or deferred revenue and accounts receivable and an increase to accrued liabilities. Provisions totaled $97,365 and $59,917 for the three months ended December 31, 2008 and 2007, respectively, and $279,165 and $169,997 for the nine months ended December 31, 2008 and 2007, respectively.

The reserve balances related to the provisions are included in “Receivables, less allowance for doubtful accounts” or “Accrued liabilities” in the accompanying consolidated balance sheets. A summary of activity for each reserve for the nine months ended December 31, 2008 follows:

	Beginning Balance	Current Provision Related to Shipments Made in the Current Period	Current Provision Related to Sales Made in Prior Periods	Actual Returns or Credits in the Current Period	Ending Balance
(in thousands)
Nine Months Ended December 31, 2008
Accounts Receivable Reserves:
Chargebacks	$18,103	$142,478	$—	$(145,332)	$15,249
Cash discounts and other allowances	3,848	15,142	—	(14,514)	4,476
Liabilities:
Sales rebates	12,585	41,793	2,528	(44,139)	12,767
Sales returns	3,950	12,212	—	(11,897)	4,265
Medicaid rebates	7,953	9,879	—	(7,486)	10,346
Medicaid restitution	—	—	2,275	—	2,275
Product recall returns	346	2,050	—	(346)	2,050
Failure to supply claims	—	22,990	—	(2,026)	20,964
Other	6,120	27,818	—	(27,385)	6,553

Total	$52,905	$274,362	$4,803	$(253,125)	$78,945

The liabilities for sales rebates, sales returns, Medicaid rebates, product recall returns and failure to supply claims are classified as accrued liabilities in the consolidated balance sheets as of December 31, 2008 and March 31, 2008. The expense associated with these accruals is classified in the consolidated statement of operations for the three and nine months ended December 31, 2008 as a reduction of gross revenue.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

(in thousands, except per share data)

10. INVESTMENT SECURITIES

The carrying amount of available-for-sale investment securities and their approximate fair values at December 31, 2008 and March 31, 2008 were as follows.

	December 31, 2008
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Non-current auction rate securities	$63,678	$—	$—	$63,678

	March 31, 2008
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Short-term marketable securities	$40,538	$10	$—	$40,548
Non-current auction rate securities	83,900	—	(2,384)	81,516

Total	$124,438	$10	$(2,384)	$122,064

The Company accounts for its investment securities in accordance with SFAS 115, “Accounting for Certain Investments in Debt and Equity Securities,” and classifies them as “available for sale.” The Company’s short-term marketable securities at March 31, 2008 consisted of mutual funds comprised of U.S. government investments that were recorded at fair value based on quoted market prices. For the three and nine months ended December 31, 2008, a realized loss of $86 was recognized upon sale of these securities. There were no realized gains or losses on the Company’s short-term marketable securities for the three and nine months ended December 31, 2007.

At December 31, 2008 and March 31, 2008, the Company had $72,800 and $83,900, respectively, of principal invested in auction rate securities (“ARS”). These securities all have a maturity in excess of 10 years. The Company’s investments in ARS primarily represent interests in collateralized debt obligations supported by pools of student loans, the principal of which is guaranteed by the U.S. Government. ARS backed by student loans are viewed as having low default risk and therefore very low risk of credit downgrade. The ARS held by the Company are AAA-rated securities with long-term nominal maturities for which the interest rates are reset through a Dutch auction at pre-determined intervals, up to 35 days. The auctions historically have provided a liquid market for these securities.

In November 2008, the Company received $700 related to the partial call of one ARS.

In November 2008, the Company accepted a settlement offer from Bank of America for the $10,000 ARS held in an account with them. The Company’s acceptance of the offer from Bank of America entitled the Company to receive benefits from an enforceable settlement agreement which met the definition of a firm commitment (as defined in SFAS 133). The enforceability of the agreement resulted in a put option that the Company recognized as a free standing asset separate from the ARS. Upon acceptance of the offer from Bank of America, the Company recorded $1,335 as the fair value of the put option asset with a corresponding credit recognized in current-period earnings. Because the put option was a separate free standing asset, the related ARS continued to be accounted for separately in accordance with Statement 115. The Company had previously concluded that impairment on this security was temporary because of the Company’s positive intent and ability to hold this security until its forecasted recovery. However, upon exercise of the put option, this assertion was no longer valid for this security. As a result, the Company concluded that this security became other-than-temporarily impaired during November 2008 and recorded a loss of $1,335 into current period earnings.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

(in thousands, except per share data)

At December 31, 2008, the principal amount of ARS exceeded the corresponding fair value of $63,678 by $9,122. Because of the significant business developments that occurred beginning in December 2008 (see the 2009 Form 10-K), the Company faces significant liquidity concerns and can no longer support its previous assertion that it has the ability to hold impaired securities until their forecasted recovery. As a result, the Company concluded that the ARS became other-than-temporarily impaired during December 2008 and recorded a loss of $9,122 into current period earnings during the three months ended December 31, 2008.

The estimated fair value of the Company’s ARS holdings at March 31, 2008 was $81,516, which reflected a $2,384 difference from the principal value of $83,900. Although the ARS continued to pay interest according to their stated terms, the Company recorded an unrealized loss of $1,550, net of tax, as a reduction to shareholders’ equity in accumulated other comprehensive loss, reflecting adjustments to the ARS holdings that the Company concluded had a temporary decline in value.

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

ARS have historically been classified as short-term marketable securities in the Company’s consolidated balance sheet. With the liquidity issues experienced in global credit and capital markets, the ARS held by the Company experienced multiple failed auctions beginning in February 2008 as the amount of securities submitted for sale exceeded the amount of purchase orders. Given that failed auctions have continued, the Company’s ARS are illiquid until there is a successful auction or the broker redeems them. Accordingly, the $63,678 and $81,516 of ARS at December 31, 2008 and March 31, 2008, respectively, were classified as non-current assets and are included in the line item “Investment securities” in the accompanying Consolidated Balance Sheets.

See the 2009 Form 10-K for disclosure of certain events and transactions that occurred after December 31, 2008, including the Company’s monetization of its ARS holdings.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

(in thousands, except per share data)

The following table presents the Company’s fair value hierarchy as of December 31, 2008 for those financial assets measured at fair value on a recurring basis:

	Fair Value Measurements at December 31, 2008
	Total	Level 1	Level 2	Level 3

Non-current auction rate securities	$63,678	$—	$—	$63,678

The Company’s investments in non-current ARS primarily represent interests in collateralized debt obligations supported by pools of student loans, the principal of which is guaranteed by the U.S. Government. The ARS held by the Company are AAA-rated securities with long-term nominal maturities for which the interest rates are reset through a Dutch auction at pre-determined intervals, up to 35 days. Due to the lack of observable market quotes and an illiquid market for the Company’s ARS portfolio as of December 31, 2008, the Company utilized a valuation model that relied exclusively on Level 3 inputs, including those that are based on expected cash flow streams and collateral values.

The contingent interest feature of the $200,000 principal amount of Contingent Convertible Subordinated Notes (see Note 15—“Long-Term Debt”) meets the criteria of and qualifies as an embedded derivative. Although this feature represents an embedded derivative financial instrument, based on its de minimis value at the time of issuance and at December 31, 2008, no value has been assigned to this embedded derivative.

The following table presents the changes in fair value for financial assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

Non-Current Auction Rate Securities (Level 3)

Balance at April 1, 2008	$81,516
Reversal of unrealized losses on ARS	2,384
Realized losses on ARS, net	(9,122)
Sales of ARS	(11,100)

Balance at December 31, 2008	$63,678

12. INVENTORIES

Inventories consisted of the following:

	December 31, 2008	March 31, 2008

Raw materials	$40,954	$42,939
Finished goods	7,175	36,187
Work-in-process	17	15,204

	$48,146	$94,330

Management establishes reserves for potentially obsolete or slow-moving inventory based on an evaluation of inventory levels, forecasted demand, and market conditions.

Inventories included $3,619 and $2,846 of raw materials as of December 31, 2008 and March 31, 2008, respectively, that will be used in research and development activities.

In December 2008, the Company determined that it was not able to establish the recoverability of production related inventory costs because of uncertainties associated with the risk of additional product recalls. As a result, production and overhead costs, beginning in December 2008, were recognized directly into cost of sales rather than capitalized into inventory.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

(in thousands, except per share data)

13. INTANGIBLE ASSETS AND GOODWILL

Intangible assets and goodwill consisted of the following:

	December 31, 2008		March 31, 2008
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Product rights acquired:
Micro-K®	$36,140	$(17,693)	$36,140	$(16,318)
PreCare®	8,433	(3,970)	8,433	(3,654)
Evamist™	44,078	(4,202)	52,446	(2,378)
Trademarks acquired:
Niferex®	14,834	(4,265)	14,834	(3,709)
Chromagen®/StrongStart®	27,642	(7,947)	27,642	(6,910)
Evamist™	12,774	(1,218)	15,166	(688)
License agreements:
Evamist™	82,542	(7,870)	66,417	(3,011)
Other	2,675	—	2,300	—
Covenant not to compete:
Evamist™	2,106	(335)	7,471	(565)
Other	375	(138)	375	(109)
Trademarks and patents	5,500	(1,095)	5,317	(972)
Assembled workforce	675	(45)	—	—

Total intangible assets	237,774	(48,778)	236,541	(38,314)
Goodwill	557	—	557	—

	$238,331	$(48,778)	$237,098	$(38,314)

As of December 31, 2008, the Company’s intangible assets had a weighted average useful life of approximately 17 years. Amortization expense for intangible assets was $3,605 and $3,668 for the three months ended December 31, 2008 and 2007, respectively, and $10,619 and $7,868 for the nine months ended December 31, 2008 and 2007, respectively (see the 2009 Form 10-K for more information on the evaluation of impairment performed on each of our intangible assets subsequent to December 31, 2008).

Assuming no additions, disposals or adjustments are made to the carrying values and/or useful lives of the intangible assets, annual amortization expense on product rights, trademarks acquired and other intangible assets is estimated to be approximately $3,600 for the remainder of fiscal year 2009 and approximately $14,500 in each of the four succeeding fiscal years.

14. REVOLVING CREDIT AGREEMENT

At December 31, 2008, the Company had a credit agreement with ten banks that provided for a revolving line of credit for borrowing up to $320,000. This credit facility also included a provision for increasing the revolving commitment, at the lenders’ sole discretion, by up to an additional $50,000. The credit agreement was unsecured unless the Company, under certain specified circumstances, utilized the facility to redeem part or all of its outstanding Convertible Subordinated Notes. Interest was charged under the credit facility at the lower of the prime rate or LIBOR plus 62.5 to 150 basis points depending on the ratio of senior debt to EBITDA. The credit facility had a five-year term expiring in June 2011. The credit agreement contained financial covenants that imposed limits on dividend payments, required minimum equity, a maximum senior leverage ratio and minimum fixed charge coverage ratio. At December 31, 2008, the Company had $30,000 of borrowings outstanding under the credit facility. In February 2009, the Company repaid $30,000 of borrowings outstanding under the credit facility (see Note 15—“Long-Term Debt”).

See the 2009 Form 10-K for disclosure of certain events and transactions that occurred after December 31, 2008, including the termination of the credit agreement in February 2009.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

(in thousands, except per share data)

15. LONG-TERM DEBT

Long-term debt consisted of the following:

	December 31, 2008	March 31, 2008

Convertible notes	$200,000	$200,000
Building mortgages	37,956	39,452
Line of credit	30,000	30,000
Software financing arrangement	1,242	1,721

	269,198	271,173
Less current portion	(2,498)	(202,499)

	$266,700	$68,674

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

The Company may redeem some or all of the Notes at any time on or after May 21, 2006, at a redemption price, payable in cash, of 100% of the principal amount of the Notes, plus accrued and unpaid interest, including contingent interest, if any. Holders may require the Company to repurchase all or a portion of their Notes on May 16, 2013, 2018, 2023 and 2028 or upon a change in control, as defined in the indenture governing the Notes, at a purchase price, payable in cash, of 100% of the principal amount of the Notes, plus accrued and unpaid interest, including contingent interest, if any. Holders had the right to require the Company to repurchase all or a portion of their Notes on May 16, 2008 and, accordingly, the Company classified the Notes as a current liability as of March 31, 2008. Since no holders required the Company to repurchase all or a portion of their Notes on this date and because the next occasion holders may require the Company to repurchase all or a portion of their Notes is May 16, 2013, the Notes were classified as a long-term liability as of December 31, 2008. The Notes are subordinate to all of the Company’s existing and future senior obligations.

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

•

during the five trading day period immediately following any nine consecutive trading day period in which the trading price of the Notes per $1,000 principal amount for each day of such period was less than 95% of the product of the closing sale price of the Company’s Class A Common Stock on that day multiplied by the number of shares of the Company’s Class A Common Stock issuable upon conversion of $1,000 principal amount of the Notes; or

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

The aggregate maturities of long-term debt as of December 31, 2008 were as follows:

Due in one year	$2,498
Due in two years	2,792
Due in three years	32,689
Due in four years	2,522
Due in five years	202,683
Thereafter	26,014

$269,198

See the 2009 Form 10-K for disclosure of certain events and transactions that occurred after December 31, 2008, including those related to the Company’s long-term debt.

16. TAXABLE INDUSTRIAL REVENUE BONDS

In December 2005, the Company entered into a financing arrangement with St. Louis County, Missouri related to expansion of its operations in St. Louis County. Up to $135,500 of industrial revenue bonds could have been issued to the Company by St. Louis County relative to capital improvements made through December 31, 2009. This agreement provides that 50% of the real and personal property taxes on up to $135,500 of capital improvements will be abated for a period of ten years subsequent to the property being placed in service. Industrial revenue bonds totaling $120,407 were outstanding at December 31, 2008. The industrial revenue bonds are issued by St. Louis County to the Company upon its payment of qualifying costs of capital improvements, which are then leased by the Company for a period ending December 1, 2019, unless earlier terminated. The Company has the option at any time to discontinue the arrangement and regain full title to the abated property. The industrial revenue bonds bear interest at 4.25% per annum and are payable as to principal and interest concurrently with payments due under the terms of the lease. The Company has classified the leased assets as property and equipment and has established a capital lease obligation equal to the outstanding principal balance of the industrial revenue bonds. Lease payments may be made by tendering an equivalent portion of the industrial revenue bonds. As the capital lease payments to St. Louis County may be satisfied by tendering industrial revenue bonds (which is the Company’s intention), the capital lease obligation, industrial revenue bonds and related interest expense and interest income, respectively, have been offset for presentation purposes in the Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

(in thousands, except per share data)

17. COMPREHENSIVE INCOME (LOSS)

Comprehensive income includes all changes in equity during a period except those that resulted from investments by or distributions to the Company’s shareholders. Other comprehensive income refers to revenues, expenses, gains and losses that, under GAAP, are included in comprehensive income, but excluded from net income as these amounts are recorded directly as an adjustment to shareholders’ equity. For the Company, comprehensive income (loss) is comprised of net income (loss), the net changes in unrealized gains and losses on available for sale marketable securities, net of applicable income taxes, and changes in the cumulative foreign currency translation adjustment. Total comprehensive income (loss) totaled $(91,407) and $34,297 for the three months ended December 31, 2008 and 2007, respectively, and $(131,763) and $78,287 for the nine months ended December 31, 2008 and 2007, respectively.

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

See the 2009 Form 10-K for disclosure of certain events and transactions that occurred after December 31, 2008, including those related to the specialty materials segment.

The following tables represent information for the Company’s reportable operating segments for the three and nine months ended December 31, 2008 and 2007.

	Three Months Ended December 31,	Branded Products	Specialty Generics	Specialty Materials	All Other	Eliminations	Consolidated

Net revenues	2008	$13,577	$13,862	$5,159	$177	$—	$32,775
	2007	53,105	100,616	4,700	486	—	158,907

Segment profit (loss)	2008	(20,022)	(17,724)	1,492	(118,173)	—	(154,427)
	2007	25,866	63,900	1,781	(42,961)	—	48,586

Identifiable assets	2008	32,529	89,198	9,120	768,604	(1,758)	897,693
	2007	39,076	121,010	7,369	691,946	(1,158)	858,243

Property and equipment additions	2008 2007	— —	— —	63 14	7,050 5,933	— —	7,113 5,947

Depreciation and amortization	2008 2007	155 167	71 78	52 49	8,829 8,778	— —	9,107 9,072

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

(in thousands, except per share data)

	Nine Months Ended December 31,	Branded Products	Specialty Generics	Specialty Materials	All Other	Eliminations	Consolidated

Net revenues	2008	$102,292	$187,151	$15,974	$374	$—	$305,791
	2007	156,452	273,219	12,720	1,146	—	443,537

Segment profit (loss)	2008	(1,784)	48,918	6,077	(252,475)	—	(199,264)
	2007	74,176	168,972	3,992	(130,639)	—	116,501

Property and equipment additions	2008 2007	— 242	— —	193 90	19,398 12,376	— —	19,591 12,708

Depreciation and amortization	2008 2007	458 467	221 235	150 145	26,092 22,364	— —	26,921 23,211

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

The Company and its subsidiaries Drugtech Corporation and Ther-Rx Corporation were named as defendants in a declaratory judgment case filed in the U.S. District Court for the District of Delaware by Lannett Company, Inc. on June 6, 2008 and styled Lannett Company Inc. v. KV Pharmaceuticals et al. The action sought a declaratory judgment of patent invalidity, patent non-infringement, and patent unenforceability for inequitable conduct with respect to five patents owned by, and two patents licensed to, the Company or its subsidiaries and pertaining to the PrimaCare ONE® product marketed by Ther-Rx Corporation; unfair competition; deceptive trade practices; and antitrust violations. On June 17, 2008, the Company filed suit against Lannett in the form of a counterclaim, asserting infringement of three of the Company’s patents, infringement of its trademarks (PrimaCare® and PrimaCare ONE®), and various other claims. On March 23, 2009 a Consent Judgment was entered by the U.S. District Court of Delaware, in which the patents were not found invalid or unenforceable, and the manufacture, sale, use, importation, and offer for sale of the Lannett Products Multivitamin with Minerals and OB-Natal ONE was found to infringe the patents. Judgment was also entered in favor of the Company on its claim for trademark infringement based on Lannett’s marketing of Multivitamin with Minerals in bottles. Unless permitted by license, Lannett, its officers, directors, agents, and others in active concert and participation with them are permanently enjoined and restrained from infringing on these patents during the terms of such patents, by making, using, selling, offering for sale, or importing the products or mere colorable variations thereof; and unless permitted by license, Lannett is permanently enjoined and restrained from infringing the trademark PrimaCare ONE. All other claims and counterclaims have been dismissed with prejudice. On March 17, 2009, the Company and Lannett entered into a settlement and license agreement pursuant to which Lannett may continue to market its prenatal products under the Company’s U.S. Patent Nos. 6,258,846 (the “846 Patent”), 6,576,666 (the “666 Patent”) and 7,112,609 (the “609 Patent”) until the later of (1) October 17, 2009, or (2) 45 days after the Company notifies Lannett in writing that the Company has received regulatory approval to return PrimaCare ONE or a successor product to the market or that the Company has entered into an agreement with a third party that intends to introduce a product under the PrimaCare marks evidenced by U.S. Trademark Registrations 2,582,817 and 3,414,475. In consideration for the foregoing, Lannett has agreed to pay the Company a royalty fee equal to (1) 20% of Lannett’s net sales of its prenatal products using the license set forth in the settlement and license agreement on or before October 17, 2009 and (2) 15% of such net sales after October 17, 2009.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

(in thousands, except per share data)

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

Pursuant to the plea agreement, ETHEX agreed to pay a criminal fine in the amount of $23,437 in four installments. The first installment, in the amount of $2,344, is due within 10 days of sentencing. The second and third installments, each in the amount of $5,859, are due on December 15, 2010 and July 11, 2011, respectively. The fourth and final installment, in the amount of $9,375, is due on July 11, 2012. ETHEX also agreed to pay, within 10 days of sentencing, restitution to the Medicare and the Medicaid programs in the amounts of $1,762 and $573, respectively. In addition to the fine and restitution, ETHEX agreed not to contest an administrative forfeiture in the amount of $1,796, which is payable 45 days after sentencing and satisfies any and all forfeiture

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

(in thousands, except per share data)

obligations ETHEX may have as a result of the guilty plea. In total, ETHEX agreed to pay fines, restitution and forfeiture in the aggregate amount of $27,569. For the three and nine months ended December 31, 2008, the Company recorded litigation expense of $23,623 for the present value of the administrative forfeiture and four expected installment payments related to the criminal fines and reduced net revenues by $2,275 for the restitution payments made to the Medicare and Medicaid programs on March 6, 2010. At December 31, 2008, $25,898 was recorded in other long-term liabilities.

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

The operative complaints in these three cases purport to state claims arising under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 on behalf of a putative class of stock purchasers. On April 15, 2009, the Honorable Carol E. Jackson consolidated the Unvericht and Norfolk County cases into the Mas case already before her. The amended complaint for the consolidated action, styled Public Pension Fund Group v. KV Pharma. Co., et al., Case No. 4:08-CV-1859 (CEJ), was filed on May 22, 2009. Defendants, including the Company and certain of its directors and officers, moved to dismiss the amended complaint on July 27, 2009, and briefing was completed on the motions to dismiss on September 3, 2009. The court granted the motion to dismiss of the Company and all individual defendants in February 2010. On March 18, 2010, the plaintiffs filed a motion for relief from the order of dismissal and to amend their complaint, and also filed a notice of appeal.

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

The Company and ETHEX are named as defendants in a complaint filed by CVS Pharmacy, Inc. (“CVS”) in the United States District Court for the District of Rhode Island on or about February 26, 2010 and styled CVS Pharmacy, Inc. v. K-V Pharmaceutical Company and Ethex Corporation (No. CA-10-095) (“CVS Complaint”). The CVS Complaint alleges three claims: breach of contract, breach of implied covenant of good faith and fair dealing, and, in the alternative, promissory estoppel. CVS’ claims are premised on the allegation that the Company and/or ETHEX failed to perform their alleged promises to either supply CVS with its requirements for certain generic drugs or reimburse CVS for any higher price it must pay to obtain the generic drugs. CVS seeks damages of no less than $100,000, plus interest and costs. The Company was served with the CVS Complaint on March 8, 2010 and has thirty days to answer the complaint or request additional time to respond. The Company believes it has strong defenses and intends to vigorously defend its interests in this case.

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

The consolidated balance sheets reflect liabilities for unrecognized tax benefits of $10,887 and $11,657 as of December 31, 2008 and March 31, 2008, respectively. Accrued interest and penalties included in the Consolidated Balance Sheets were $2,632 and $2,310 as of December 31, 2008 and March 31, 2008, respectively.

The Company recognizes interest and penalties associated with uncertain tax positions as a component of income tax expense in the consolidated statements of income.

It is anticipated the Company will recognize approximately $420 of unrecognized tax benefits within the next 12 months as a result of the expected expiration of the relevant statute of limitations.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

(in thousands, except per share data)

21. SUBSEQUENT EVENTS

See the 2009 Form 10-K for disclosure of certain events and transactions that occurred after December 31, 2008, including, but not limited to: the Audit Committee’s internal investigation; the nationwide recall and suspension of shipment of all products manufactured by the Company; the consent decree with the FDA; changes in debt agreements; impairment of assets; litigation and other contingencies, including the ongoing private litigation and governmental inquiries; the plea agreement entered into with the Department of Justice; discontinued operations due to the planned sale of PDI; entry into new material agreements; and amendments to existing material agreements.

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

This Quarterly Report on Form 10-Q includes references to specified disclosures contained in our 2009 Form 10-K. However, this Quarterly Report on Form 10-Q does not reflect all events occurring after December 31, 2008 and does not update all disclosure affected by subsequent events. Therefore, you should read this Quarterly Report on Form 10-Q in conjunction with our 2009 Form 10-K.

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

Significant Recent Developments

See the 2009 Form 10-K for disclosure of certain recent events and transactions that occurred after December 31, 2008, including, but not limited to: the Audit Committee’s internal investigation; the nationwide recall and suspension of shipment of all products manufactured by the Company; the consent decree with the FDA; changes in debt agreements; impairment of assets; litigation and other contingencies, including the ongoing private litigation and governmental inquiries; the plea agreement entered into with the Department of Justice; discontinued operations due to the planned sale of PDI; entry into new material agreements; and amendments to existing material agreements.

Revenue Recognition

During fiscal year 2009, we announced six separate voluntary recalls of certain tablet form generic products as a precaution due to the potential existence of oversized tablets. Beginning in December 2008 we determined that we were not able to reasonably estimate future product returns at the time our drug products were shipped because of uncertainties associated with the risk of additional product recalls. As a result, revenue on shipments of our drug products was deferred until such uncertainties were resolved which we estimated occurred on the earlier of the consumption by the end user or when these products were no longer subject to recall. We estimated the amount of time for a product to be consumed by the end user after it was originally shipped to be approximately two months. In December 2008, we determined that we were not able to establish the recoverability of production related inventory costs because of uncertainties associated with the risk of additional product recalls. As a result, beginning in December 2008, production and overhead costs were recognized directly into cost of sales rather than capitalized into inventory.

Product shipments that are recorded as deferred revenue are reflected as a current liability on the consolidated balance sheet. For shipments where revenue recognition is deferred, we record revenue when the uncertainties leading to deferral are resolved. Deferred revenue in the amount of $68.1 million was recorded on the consolidated balance sheet at December 31, 2008. Since we suspended all shipments of our approved drug products in tablet form in December 2008 and suspended the manufacturing and shipment of the remainder of our drug products in January 2009, we did not have any deferred revenue recorded on our consolidated balance sheet at March 31, 2009.

Results of Operations

Net revenues for the three and nine months ended December 31, 2008 decreased $126.1 million and $137.7 million, respectively, from the corresponding periods in the prior year. Sales for the nine-month period were reduced by recall reserves of $2.1 million related to voluntary recalls beginning in June 2008 through November 2008. Beginning in December 2008, we determined we were not able to reasonably estimate future product returns at the time our products were shipped because of uncertainties associated with the risk of additional product recalls, and therefore, revenue on shipments was deferred until products were either consumed by the end user or were no longer subject to recall. During the three months ended December 31, 2008, we recorded a deferral of net revenues in the amount of $68.1 million related to November and December product sales. We also experienced a reduction in third quarter sales due to our suspension of shipments on December 19, 2008 of our FDA approved drug products in tablet form. In addition, we recorded $23.0 million of sales allowances for price differences with respect to customer orders we were not able to fulfill because we suspended shipment of all products manufactured by us. Finally, net revenues for both the three and nine months ended December 31, 2008 were reduced compared to the comparable prior year periods by the impact of expected price reductions on the 100 mg and 200 mg strengths of metoprolol that occurred when the 180-day exclusivity period ended in January 2008. The corresponding decline in gross profit for both the three and nine months ended December 31, 2008 was further affected by the write-off of all work-in-process and finished goods inventories we had on hand at November 30, 2008 and by the recognition of all production and overhead costs directly to cost of sales as they were incurred beginning in December 2008.

Operating expenses increased by $16.0 million and $99.1 million for the three- and nine-month periods ended December 31, 2008 compared to the comparable prior year periods primarily due to increases in research and development expense, legal and consulting fees, branded marketing and promotions expense and litigation and governmental inquiry costs related to actual and probable legal settlements and government fines. The decreases in gross profit, coupled with the increases in operating expenses resulted in net losses of $95.1 million and $133.1 million for the three- and nine-month periods ended December 31, 2008, respectively, compared to net income of $34.2 million and $78.3 million for the corresponding prior year periods, respectively.

Net Revenues by Segment

($ in thousands)
	Three Months Ended December 31,			Nine Months Ended December 31,
	2008	2007	% Change	2008	2007	% Change

Branded products	$13,577	$53,105	(74.4)%	$102,292	$156,452	(34.6)%
as % of total net revenues	41.4%	33.4%		33.5%	35.3%
Specialty generics/non-branded	13,862	100,616	(86.2)%	187,151	273,219	(31.5)%
as % of total net revenues	42.3%	63.3%		61.2%	61.6%
Specialty materials	5,159	4,700	9.8%	15,974	12,720	25.6%
as % of total net revenues	15.7%	3.0%		5.2%	2.9%
Other	177	486	(63.6)%	374	1,146	(67.4)%
Total net revenues	$32,775	$158,907	(79.4)%	$305,791	$443,537	(31.1)%

The decreases in net revenues of $126.1 million and $137.7 million for the three and nine months ended December 31, 2008, respectively, compared to the corresponding periods in the previous year were due primarily to the following:

•

In May 2008, we received two reports of an oversized morphine sulfate extended-release tablet in commercial distribution. We conducted an investigation into the possible causes of any such oversized tablets and the likelihood that additional lots of morphine sulfate extended-release tablets or other products might contain oversized tablets. We instituted changes in our manufacturing processes to address the identified causes and intended to prevent any oversized tablets from entering commercial distribution. In addition, in June 2008, ETHEX initiated voluntary recalls of morphine sulfate 30 mg and 60 mg extended-release tablets. In July 2008, a voluntary recall was initiated in Canada of specific lots of morphine sulfate 60 mg, 30 mg and 15 mg extended-release tablets.

•	On October 15, 2008, ETHEX commenced a voluntary recall of three specific lots of dextroamphetamine sulfate 5 mg tablets as a precaution due to the possible presence of oversized tablets.

•

On November 7, 2008, ETHEX announced a voluntary recall to the consumer level of five generic products of varying strengths as a precaution due to the potential presence of oversized tablets. These products included: propafenone HCl tablets, isosorbide mononitrate extended release tablets, morphine sulfate extended release tablets, morphine sulfate immediate release tablets, and dextroamphetamine sulfate tablets. The recall involved multiple lots.

•

On November 11, 2008, ETHEX initiated a voluntary recall to the retail level as a precaution due to the possible presence of oversized tablets. This recall affected multiple lots of 18 generic/non-branded products. We recorded recall reserves of $2.1 million during the nine months ended December 31, 2008 for estimated product returns related to these two recalls.

•

Beginning in December 2008, we determined we were not able to reasonably estimate future product returns at the time our drug products were shipped because of uncertainties associated with the risk of additional product recalls. As a result, revenue on shipments of our drug products was deferred until such uncertainties were resolved. During the three months ended December 31, 2008, we recorded a deferral of net revenues in the amount of $68.1 million related to November and December product sales.

•

On December 19, 2008, we suspended all shipments of our FDA approved drug products in tablet form and commenced a nationwide single production lot recall of one of our pain management drugs. Additionally, we recorded $20.8 million of sales allowances during the three months ended December 31, 2008 for price differences with respect to customer orders we were not able to fulfill because of the suspension of product shipments we initiated in December 2008.

•

Net revenues for the three and nine months ended December 31, 2008 were negatively impacted by $11.1 million and $27.8 million, respectively, due to the reduction in sales from our generic cough/cold product line. During most of fiscal year 2008, we marketed approximately 30 products in our generic/non-branded respiratory line, which consisted primarily of cough/cold products. As a result of the Missouri Department of Health and Senior Services’ embargo placed on our inventory of certain unapproved generic/non-branded products in March 2008, we marketed only one FDA approved generic cough/cold product during the nine months ended December 31, 2008.

•

Net revenues for both the three and nine months ended December 31, 2008 were reduced by the impact of expected price reductions on the 100 mg and 200 mg strengths of metoprolol that occurred when the 180-day exclusivity period ended in January 2008.

•

Net revenues for the three and nine months ended December 31, 2008 were positively impacted by $9.9 million and $37.8 million, respectively due to incremental sales of the 25 mg and 50 mg strengths of metoprolol, which were approved by the FDA in March 2008 and May 2008, respectively.

•

Specialty generic sales for the nine months ended December 31, 2008 were also affected by the $2.3 million we accrued for restitution payments made to the Medicare and Medicaid programs on March 6, 2010 in accordance with the plea agreement (see Note 19—“Contingencies—Litigation and Governmental Inquiries” of the Notes to the Consolidated Financial Statements in this Quarterly Report on Form 10-Q).

Gross Profit by Segment

($ in thousands)
	Three Months Ended December 31,			Nine Months Ended December 31,
	2008	2007	% Change	2008	2007	% Change

Branded products	$9,607	$47,598	(79.8)%	$88,553	$139,837	(36.7)%
as % of net revenues	70.8%	89.6%		86.6%	89.4%
Specialty generics/non-branded	(17,763)	66,196	(126.8)%	81,269	177,312	(54.2)%
as % of net revenues	(128.1)%	65.8%		43.4%	64.9%
Specialty materials	1,695	1,914	(11.4)%	6,863	4,958	38.4%
as % of net revenues	32.9%	40.7%		43.0%	39.0%
Other	(57,188)	(3,123)	(1,731.2)%	(66,515)	(11,353)	(485.9)%
Total gross profit	$(63,649)	$112,585	(156.5)%	$110,170	$310,754	(64.6)%
as % of total net revenues	(194.2)%	70.8%		36.0%	70.1%

The decreases in gross profit (loss) of $176.2 million and $200.6 million for the three and nine months ended December 31, 2008, respectively, compared to the corresponding periods in the previous year were due primarily to the significant decreases in net revenues experienced by both our specialty generics and branded products segments during the three months ended December 31, 2008, as described above. The decline in the gross profit percentage at our specialty generic/non-branded segment was primarily due to the impact of estimated product returns recorded for recalls, price differences recorded with respect to customer orders of generic products we were not able to fulfill, and expected price reductions on the 100 and 200 mg dosage strengths of metoprolol because the 180-day exclusivity period on these products ended in January 2008.

The “Other” category for gross profit reflected above includes contract manufacturing revenues, purchase price and production variances from standard costs, and changes to inventory reserves associated with production. The decrease in the “Other” category for the three and nine months ended December 31, 2008 compared to the corresponding periods in the previous year was primarily due to the write-off of all work-in-process in the amount of $18.1 million and finished goods inventories in the amount of $20.6 million that we had on hand at November 30, 2008. The “Other” category was further affected, beginning in December 2008, by the recognition of all production and overhead costs directly to cost of sales as they were incurred.

Research and Development

($ in thousands)
	Three Months Ended December 31,			Nine Months Ended December 31,
	2008	2007	% Change	2008	2007	% Change

Research and development	$21,443	$11,964	79.2%	$55,344	$33,467	65.4%
as % of total net revenues	65.4%	7.5%		18.1%	7.6%

Research and development expenses consist mainly of personnel-related costs and costs related to bioequivalency studies for proposed generic products, laboratory and preclinical tests for proposed branded products, clinical studies to determine the safety and efficacy of proposed branded products, and material used in research and development activities. The increases in research and development expense of $9.5 million and $21.9 million for the three and nine months ended December 31, 2008, respectively, were due primarily to the following:

•

Increases in salaries and benefits of $2.8 million and $6.4 million for the three and nine months ended December 31, 2008, respectively, due to increased headcount in our research and development staff.

•

Increases in costs associated with the testing of drugs under development of $2.8 million and $8.2 million for the three and nine months ended December 31, 2008, respectively, due to an increased level of bioequivalency studies and clinical trials.

•	Increases in research and development material costs of $1.7 million and $3.0 million for the three and nine-month periods, respectively, due to increased development activity.

•	$0.7 million of costs incurred by Nesher Solutions, Inc., our Israeli entity, whose purpose is to enhance the development efforts of our generic pipeline.

Purchased In-Process Research and Development

($ in thousands)
	Three Months Ended December 31,			Nine Months Ended December 31,
	2008	2007	% Change	2008	2007	% Change

Purchased in-process research and development	$—	$—	—%	$2,000	$10,000	(80.0)%
as % of total net revenues	—%	—%		0.7%	2.3%

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

Selling and Administrative

($ in thousands)
	Three Months Ended December 31,			Nine Months Ended December 31,
	2008	2007	% Change	2008	2007	% Change

Selling and administrative	$55,164	$48,571	13.6%	$178,036	$145,308	22.5%
as % of total net revenues	168.3%	30.6%		58.2%	32.8%

The increases in selling and administrative expenses of $6.6 million and $32.7 million for the three and nine months ended December 31, 2008, respectively, from the comparable prior year periods were primarily due to:

•

Increases in legal and consulting fees of $12.4 million and $17.8 million for the three and nine months ended December 31, 2008, respectively, due to an increase in legal, professional and consulting fees due to an increase in litigation activity coupled with the steps taken by us in connection with the FDA’s inspectional activities, private litigation and governmental inquiries, and the investigation conducted by the Audit Committee;

•

Increases in personnel costs of $8.8 million and $8.6 million for the three and nine months ended December 31, 2008, respectively, due to increases in salaries and vacation benefits associated with an increase in the number of personnel;

•

Increases in branded marketing expense of $3.0 million and $14.2 million for the three and nine months ended December 31, 2008, respectively, due primarily to marketing and promotions expenses related to the launch of Evamist™;

•

Decrease of $10.8 million in compensation expense during the three months ended December 31, 2008 due to the reversal of a previously recorded liability associated with the former Chief Executive Officer’s retirement benefits as a result of the termination “for cause” (as that term is defined in the employment agreement) by the Board of the former Chief Executive Officer’s employment agreement, which occurred on December 5, 2008 (the former Chief Executive Officer has informed us, however, that he believes he effectively retired from his employment with our company prior to the action on December 5, 2008 by the Board of Directors); and

•

Decrease of $5.6 million in expense that was recorded during the three months ended December 31, 2008 due primarily to the reversal of an accrual for payroll related withholding taxes on disqualified incentive stock options that resulted from a settlement with the IRS for calendar years 2004 to 2007 (see Note 20—“Income Taxes” of the Notes to the Consolidated Financial Statements in this Quarterly Report on Form 10-Q).

Amortization of Intangible Assets

($ in thousands)
	Three Months Ended December 31,			Nine Months Ended December 31,
	2008	2007	% Change	2008	2007	% Change

Amortization of intangible assets	$3,605	$3,668	(1.7)%	$10,619	$7,868	35.0%

The increase in amortization of intangible assets for the nine months ended December 31, 2008 compared to the corresponding period in the previous year was due primarily to the purchase of Evamist™ in May 2007 and the impact of intangible assets that we recorded in connection with such purchase (see Note 6—“Acquisitions” of the Notes to the Consolidated Financial Statements in this Quarterly Report on Form 10-Q). Under the terms of the purchase agreement for Evamist™, we made two cash payments: $10.0 million was paid in May 2007 and expensed as in-process research and development and $141.5 million was paid in July 2007 when final approval of the product was received from the FDA. The final purchase price allocation completed during the quarter ended June 30, 2008 resulted in estimated identifiable intangible assets of $44.1 million for product rights; $12.8 million for trademark rights; $82.5 million for rights under a sublicense agreement; and $2.1 million for a covenant not to compete. Upon FDA approval in July 2007, we began amortizing the product rights, trademark rights and rights under the sublicense agreement over 15 years and the covenant not to compete over nine years.

Litigation and Governmental Inquiries

($ in thousands)
	Three Months Ended December 31,			Nine Months Ended December 31,
	2008	2007	% Change	2008	2007	% Change

Litigation and governmental inquiries	$23	$—	N/A	$49,732	$—	N/A

We have been named as defendants in certain cases alleging that we reported improper or fraudulent pricing information under the Medicaid rebate program. During the nine months ended December 31, 2008, we recorded $6.5 million of litigation expense for settlements and to cover our exposure under similar Medicaid cases that are still pending because settlement was determined to be probable and the related amount reasonably estimable.

We have been named as defendant in various product liability actions related to the voluntary product recalls initiated by us in calendar year 2008 and early 2009 and alleged damages as a result of the ingestion of purportedly oversized tablets allegedly distributed in 2007 and 2008 (see Note 19—“Contingencies—Litigation and Governmental Inquiries” of the Notes to the Consolidated Financial Statements in this Quarterly Report on Form 10-Q). Based on our product liability insurance coverage and the number of product liability actions that are pending, that have been settled and that we expect will occur, we recorded product liability expense of $14.1 million during the nine months ended December 31, 2008.

In May 2009, we entered into a global confidential settlement agreement with Axcan ScandiPharm, Inc. (“Axcan”) to dismiss a suit Axcan filed against us in June 2007. The settlement agreement required us to pay Axcan in three installments, $3.5 million of which was paid in May 2009. Subsequent to May 2009, the original agreement with Axcan was revised and we made a payment of $2.0 million to settle the remaining two payments due to Axcan. For the nine months ended December 31, 2008, we had recorded settlement expense of $5.5 million.

Pursuant to the plea agreement that ETHEX entered into with the Department of Justice on March 2, 2010, ETHEX agreed to pay criminal fines, restitution to the Medicare and Medicaid programs and an administrative forfeiture in the aggregate amount of $27.6 million (see Note 19—“Contingencies—Litigation and Governmental Inquiries” of the Notes to the Consolidated Financial Statements in this Quarterly Report on Form 10-Q). The plea agreement requires us to pay the criminal fines in five installment payments beginning March 6, 2010 and ending July 11, 2012. For the nine months ended December 31, 2008, we had recorded litigation expense of $23.6 million for the present value of the administrative forfeiture and the five expected installment payments related to the criminal fines and reduced net revenues by $2.3 million for the restitution payments made to the Medicare and Medicaid programs on March 6, 2010. We used risk-free interest rates averaging 2.16% to present value the installment payments due under the plea agreement.

See Note 19—“Contingencies—Litigation and Governmental Inquiries” of the Notes to the Consolidated Financial Statements in this Quarterly Report on Form 10-Q for more information.

Interest Expense

($ in thousands)
	Three Months Ended December 31,			Nine Months Ended December 31,
	2008	2007	% Change	2008	2007	% Change

Interest expense	$2,202	$2,683	(17.9)%	$6,837	$7,615	(10.2)%
as % of total net revenues	6.7%	1.7%		2.2%	1.7%

The decreases in interest expense for both the three and nine months ended December 31, 2008 compared to the corresponding periods in the previous year resulted primarily from the deferred financing costs related to the issuance of the convertible notes becoming fully amortized during the first quarter of fiscal year 2009. In addition, the decrease in interest expense for the quarter was due to a lower interest rate paid on the borrowings made under our credit facility and a decrease in the average amount of borrowings outstanding under our credit facility. On August 6, 2007, we borrowed $50.0 million under our credit facility at a weighted average interest rate of 5.96% of which $20.0 million was repaid after ninety days. For the $30.0 million of credit line borrowings outstanding during the three and nine months ended December 31, 2008, the weighted average interest rate was approximately 3.60%.

Interest and Other Income (Expense)

($ in thousands)
	Three Months Ended December 31,			Nine Months Ended December 31,
	2008	2007	% Change	2008	2007	% Change

Interest and other income (expense)	$(8,341)	$2,887	(388.9)%	$(6,866)	$10,005	(168.6)%
as % of total net revenues	25.4%	1.8%		2.2%	2.3%

The changes in interest and other income (expense) for the three and nine months ended December 31, 2008 compared to the corresponding periods in the previous year consisted of the following:

•	Decreases in interest income of $1.5 million and $4.2 million for the three and nine months ended December 31, 2008, respectively, due primarily to a decline in short-term interest rates;

•

Increases in expense of $0.7 million and $3.2 million for the three and nine months ended December 31, 2008, respectively, due to the recognition of foreign currency transaction losses on an investment denominated in the Indian Rupee;

•

$10.5 million of other-than-temporary impairment recognized into earnings during the three months ended December 31, 2008 on our ARS, offset in part by a $1.3 million gain recognized during the same three-month period for a settlement agreement with one of our brokers for a $10.0 million ARS.

Income Tax Provision (Benefit)

($ in thousands)
	Three Months Ended December 31,			Nine Months Ended December 31,
	2008	2007	% Change	2008	2007	% Change

Income tax provision (benefit)	$(59,344)	$14,343	(513.7)%	$(66,171)	$38,231	(273.1)%
Effective tax rate	38.4%	29.5%		33.2%	32.8%

The income tax benefits recorded during the three and nine months ended December 31, 2008 were the result of pretax losses for both periods.

Liquidity, Capital Resources and Going Concern

Cash and cash equivalents and working capital were $170.3 million and $222.8 million, respectively, at December 31, 2008, compared to $88.5 million and $90.1 million, respectively, at March 31, 2008. Working capital is defined as total current assets minus total current liabilities. Our Notes contain conversion terms that impact whether they are classified as current or long-term liabilities and consequently affect our working capital position. The $200.0 million principal amount of Notes were classified as a current liability as of March 31, 2008 due to the holders having the right to require us to repurchase all or a portion of their Notes on May 16, 2008. Since no holders required us to repurchase all or a portion of their Notes on that date and because the next date on which holders may require us to repurchase all or a portion of their Notes is May 16, 2013, the Notes were classified as a long-term liability as of December 31, 2008.

The following table summarizes the components of working capital as of December 31, 2008 and March 31, 2008 that changed significantly during the nine months ended December 31, 2008:

$ in thousands	December 31, 2008	March 31, 2008	Increase (Decrease)

Current assets:
Cash and cash equivalents	$170,324	$88,493	$81,831
Marketable securities	—	40,548	(40,548)
Receivables	85,417	131,776	(46,359)
Inventories	48,146	94,330	(46,184)
Income taxes receivable	61,856	11,015	50,841
Deferred tax asset	54,152	24,122	30,030

Current liabilities:
Accrued liabilities	107,481	73,996	33,485
Deferred revenue	68,129	—	68,129
Current maturities of long-term debt	2,498	202,499	(200,001)

The decrease in receivables was primarily due to the decline in sales that occurred during the three months ended December 31, 2008 compared to the three months ended March 31, 2008. This was primarily due to the impact of the suspension of shipments of all FDA approved tablet form products that was initiated by us in December 2008. The decrease in inventories was primarily the result of the write-off of all work-in-process and finished goods inventories on hand at November 30, 2008. The increase in income taxes receivable is due to the net loss realized during the nine months ended December 31, 2008 and the related income tax benefit we recorded thereon. The increase in accrued liabilities is primarily due to the increase in legal, professional and consulting fees. Such increases are due to an increase in litigation activity coupled with expenses relating to the FDA’s inspectional activities, litigation and governmental inquiries, and the investigation conducted by the Audit Committee.

Net cash provided by operating activities generally represents income from sales of our products, offset by the timing of receipts and payments in the ordinary course of business. Our net cash flow from operating activities was $56.2 million for the nine months ended December 31, 2008 compared to $88.0 for the nine months ended December 31, 2007. For the nine months ended December 31, 2008, net cash flow from operations primarily consisted of increases in deferred revenue, accrued liabilities and other long-term liabilities and decreases in receivables and inventories, partially offset by a decrease in income taxes payable and a net loss of $133.1 million, adjusted for non-cash items. For the nine months ended December 31, 2007, net cash flow from operations resulted primarily from net income adjusted for non-cash items.

Net cash flow used in investing activities included capital expenditures of $19.6 million for the nine months ended December 31, 2008 compared to $12.7 million for the nine months ended December 31, 2007. The increase in capital expenditures during the six-month period was primarily for purchasing machinery and equipment to upgrade and expand our pharmaceutical manufacturing and distribution capabilities. Other investing activities during the nine-month period included $0.6 million and $52.1 million of purchases and sales, respectively, of short-term marketable securities classified as available for sale and the $2.0 million milestone payment we made in conjunction with the Gestiva™ acquisition (see Note 6—“Acquisitions” of the Notes to the

Consolidated Financial Statements included in this Quarterly Report on Form 10-Q). Also, we paid $3.0 million during the second quarter of fiscal year 2009 to acquire assets associated with the pharmaceutical division of LycoRed, a product development company located in Israel.

At December 31, 2008, our investment securities included $72.8 million in principal amount of ARS. Consistent with our investment policy guidelines, the ARS held by us were AAA-rated securities with long-term nominal maturities secured by student loans which are guaranteed by the U.S. Government. Liquidity for the ARS is typically provided by an auction process which allows holders to sell their notes and resets the applicable interest rate at pre-determined intervals, typically between seven to 35 days. However, with the liquidity issues experienced in global credit and capital markets, the ARS experienced failed auctions beginning in February 2008 and throughout fiscal year 2009. An auction failure means that the parties wishing to sell their securities could not be matched with an adequate volume of buyers. The securities for which auctions have failed continue to accrue interest at the contractual rate and continue to be auctioned every seven, 14, 28 or 35 days, as the case may be, until the auction succeeds, the issuer calls the securities, or they mature.

The estimated fair value of our ARS holdings at December 31, 2008 was $63.7 million, which reflected a $9.1 million difference from the principal amount of $72.8 million. The estimated fair value of the ARS was based on a discounted cash flow model that considered, among other factors, the time to work out the market disruption in the traditional trading mechanism, the stream of cash flows (coupons) earned until maturity, the prevailing risk-free yield curve, credit spreads applicable to a portfolio of student loans with various tenures and ratings and an illiquidity premium. These factors were used in a Monte Carlo simulation based methodology to derive the estimated fair value of the ARS. Because of events discussed above that occurred beginning in December 2008, we face significant liquidity concerns and can no longer support our previous assertion that we have the ability to hold impaired securities until their forecasted recovery. As a result, we concluded that the ARS held at December 31, 2008 became other-than-temporarily impaired during December 2008 and we recorded a loss of $9.1 million into current period earnings during the quarter ended December 31, 2008. This adjustment reduced the carrying value of the ARS to $63.7 million. ARS have historically been classified as short-term marketable securities in our consolidated balance sheet. Given the failed auctions, we classified the ARS held at December 31, 2008 and March 31, 2008 as non-current assets.

Our debt balance, including current maturities, was $269.2 million at December 31, 2008 compared to $271.2 million at March 31, 2008.

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

In May 2003, we issued $200.0 million principal amount of Notes that are convertible, under certain circumstances, into shares of our Class A Common Stock at an initial conversion price of $23.01 per share. The Notes bear interest at a rate of 2.50% and mature on May 16, 2033. We are also obligated to pay contingent interest at a rate equal to 0.5% per annum during any six-month period commencing May 16, 2006, if the average trading price of the Notes per $1,000 principal amount for the five-trading day period ending on the third trading day immediately preceding the first day of the applicable six-month period equals $1,200 or more. In November

2007, the average trading price of the Notes reached the threshold for the applicable five-day trading period, which resulted in the payment of contingent interest and beginning November 16, 2007 the Notes began to bear interest at a rate of 3.00% per annum. In May 2008, the average trading price of the Notes fell below the contingent interest threshold for the five-day trading period and beginning May 16, 2008 the Notes began to pay interest at a rate of 2.50% per annum. We may redeem some or all of the Notes at any time on or after May 21, 2006, at a redemption price, payable in cash, of 100% of the principal amount of the Notes, plus accrued and unpaid interest (including contingent interest, if any) to the date of redemption. Holders may require us to repurchase all or a portion of their Notes on May 16, 2013, 2018, 2023 and 2028, or upon a change in control, as defined in the indenture governing the Notes, at 100% of the principal amount of the Notes, plus accrued and unpaid interest (including contingent interest, if any) to the date of repurchase, payable in cash. Holders had the right to require us to repurchase all or a portion of their Notes on May 16, 2008 and, accordingly, we classified the Notes as a current liability as of March 31, 2008. Since no holders required us to repurchase all or a portion of their Notes on May 16, 2008 and because the next date holders may require us to repurchase all or a portion of their Notes is May 16, 2013, the Notes were classified as a long-term liability as of December 31, 2008. The Notes are subordinate to all of our existing and future senior obligations.

At December 31, 2008, we had a credit agreement with ten banks that provided for a revolving line of credit for borrowing up to $320.0 million. The credit facility also included a provision for increasing the revolving commitment, at the lenders’ sole discretion, by up to an additional $50.0 million. This credit facility was unsecured unless we, under certain specified circumstances, utilized the facility to redeem part or all of our outstanding Notes. Interest was charged under the facility at the lower of the prime rate or one-month LIBOR plus 62.5 to 150 basis points, depending on the ratio of senior debt to EBITDA. The credit facility had a five-year term expiring in June 2011. As of December 31, 2008, we had $30.0 million of cash borrowings outstanding under the facility, and we were in compliance with all of our financial covenants (see the 2009 Form 10-K for more information regarding our repayment of the borrowings outstanding under the credit facility and the subsequent termination of the credit facility).

In December 2005, we entered into a financing arrangement with St. Louis County, Missouri related to expansion of our operations in St. Louis County (see Note 16—“Taxable Industrial Revenue Bonds” of the Notes to the Consolidated Financial Statements in this Quarterly Report on Form 10-Q). Up to $135.5 million of industrial revenue bonds could have been issued to us by St. Louis County relative to capital improvements made through December 31, 2009. This agreement provides that 50% of the real and personal property taxes on up to $135.5 million of capital improvements will be abated for a period of 10 years subsequent to the property being placed in service. Industrial revenue bonds totaling $120.4 million were outstanding at December 31, 2008. The industrial revenue bonds are issued by St. Louis County to us upon our payment of qualifying costs of capital improvements, which are then leased by us for a period ending December 1, 2019, unless earlier terminated. We have the option at any time to discontinue the arrangement and regain full title to the abated property. The industrial revenue bonds bear interest at 4.25% per annum and are payable as to principal and interest concurrently with payments due under the terms of the lease. We have classified the leased assets as property and equipment and have established a capital lease obligation equal to the outstanding principal balance of the industrial revenue bonds. Lease payments may be made by tendering an equivalent portion of the industrial revenue bonds. As the capital lease payments to St. Louis County may be satisfied by tendering industrial revenue bonds (which is our intention), the capital lease obligation, industrial revenue bonds and related interest expense and interest income, respectively, have been offset for presentation purposes in the Consolidated Financial Statements.

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

As discussed above, we initiated several voluntary product recalls during fiscal year 2009 that ultimately affected most of our products. Beginning in December 2008, we determined that we were not able to reasonably estimate future product returns at the time our drug products were shipped because of uncertainties associated with the risk of additional product recalls. As a result, revenue on shipments of our drug products was deferred until such uncertainties were resolved which we estimated occurred on the earlier of the consumption by the end user or when these products were no longer subject to recall. We estimated the amount of time for a product to be consumed by the end user after it was originally shipped to be approximately two months.

Product shipments that are recorded as deferred revenue are reflected as a liability on the consolidated balance sheet. At December 31, 2008, we recorded deferred revenue in the amount of $68.1 million relating to November and December product sales. The corresponding products shipped by us are included in finished goods inventory. For shipments where revenue recognition is deferred, we record revenue and reduce inventory based upon our estimate of the time for a product to be consumed by the end user after it is shipped.

Concurrently with the recognition or deferral of revenue, we record estimated provisions for product returns, sales rebates, payment discounts, chargebacks, and other sales allowances. These provisions are established based upon consideration of a variety of factors, including but not limited to, historical relationship to revenues, historical payment and return experience, estimated and actual customer inventory levels, customer rebate arrangements and current sales terms with wholesale and indirect customers. We record a liability for product returns related to recalls and for failure to supply claims when their occurrence becomes estimable and probable.

From time to time, we provide incentives to our wholesale customers, such as trade show allowances or stocking allowances that they in turn use to accelerate distribution to their end customers. We believe that such incentives are normal and customary in the industry. Sales allowances are accrued and revenue is recognized as sales are made pursuant to the terms of the allowances offered to the customer. Due to the nature of these allowances, we believe we are able to accurately calculate the required provisions for the allowances based on the specific terms in each agreement. Additionally, customers will normally purchase additional product ahead of regular demand to take advantage of the temporarily lower cost resulting from the sales allowances. This practice has been customary in the industry and we believe would be part of a customer’s ordinary course of business inventory level. We reserve the right, with our major wholesale customers, to limit the amount of these forward buys. Sales made as a result of allowances offered on our specialty generics product line in conjunction with trade shows sponsored by our major wholesale customers and for other promotional programs accounted for 15.2% and 11.6% of total gross revenues for the nine months ended December 31, 2008 and 2007, respectively.

In addition, we understand that certain of our wholesale customers may try to anticipate the timing of price increases and have made, and may continue to make, business decisions to buy additional product in anticipation of future price increases. This practice has been customary in the industry and we believe would be part of a customer’s ordinary course of business inventory level.

We evaluate inventory levels at our wholesale customers through an internal analysis that considers, among other things, wholesaler purchases, wholesaler contract sales, available end consumer prescription information and inventory data received from our three largest wholesale customers. We believe that our evaluation of wholesaler inventory levels allows us to make reasonable estimates of our reserve balances. Further, our products are typically sold with adequate shelf life to permit sufficient time for our wholesaler customers to sell our products in their inventory through to the end consumer.

The following table reflects the activity during the nine months ended December 31, 2008 for each accounts receivable reserve or related liability:

	Beginning Balance	Current Provision Related to Shipments Made in the Current Period	Current Provision Related to Sales Made in Prior Periods	Actual Returns or Credits in the Current Period	Ending Balance
(in thousands)
Nine Months Ended December 31, 2008
Accounts Receivable Reserves:
Chargebacks	$18,103	$142,478	$—	$(145,332)	$15,249
Cash discounts and other allowances	3,848	15,142	—	(14,514)	4,476
Liabilities:
Sales rebates	12,585	41,793	2,528	(44,139)	12,767
Sales returns	3,950	12,212	—	(11,897)	4,265
Medicaid rebates	7,953	9,879	—	(7,486)	10,346
Medicare and Medicaid restitution	—	—	2,275	—	2,275
Product recall returns	346	2,050	—	(346)	2,050
Failure to supply claims	—	22,990	—	(2,026)	20,964
Other	6,120	27,818	—	(27,385)	6,553

Total	$52,905	$274,362	$4,803	$(253,125)	$78,945

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

The decreases in the reserves for chargebacks as of December 31, 2008 were primarily due to lower sales caused in part by the suspension in December 2008 of all shipments of FDA approved drug products in tablet form. The current provision related to sales made in prior periods reflected the impact of the settlement of a disputed customer claim received during the quarter for rebates related to sales of new products launched in the prior fiscal year. We had interpreted the rebate agreement with the customer to exclude certain new product sales that the customer claimed should have been included. Since there were interpretive differences as to the intent of the language in the rebate agreement relative to the inclusion of new products, we decided to settle the claim with the customer. The decrease in the reserve for cash discounts and other allowances at December 31, 2008 was principally due to a reserve recorded in the amount of $2.1 million for product returns related to the voluntary recalls through November 2008 and based on estimated and actual customer inventory levels at the time of the recall and actual contract pricing. The increase in the liability for Medicaid rebates at December 31, 2008 resulted primarily from the timing of when certain Medicaid rebate payments were processed. The $2.3 million for Medicare and Medicaid restitution relates to the amount paid to these two programs in March 2010 pursuant to the plea agreement that ETHEX entered into with the Department of Justice on March 2, 2010 (see Note 19—“Contingencies—Litigation and Governmental Inquiries” of the Notes to the Consolidated Financial Statements included in this Quarterly Report on Form 10-Q). Failure to supply claims in the amount of $23.0 million were recorded as a result of the price differences on customer orders that we were not able to fulfill as a result of the suspension of shipping.

The provisions for the reserves for chargebacks and sales returns are primarily a function of the estimated amount of inventory in the applicable distribution channel (wholesale or retail) at the balance sheet date. We determine the amounts of these reserves at each balance sheet date based on customer inventory levels and record the provisions as appropriate based on changes in the inventory balances. With the exception of sales rebates, there are no other current provisions related to sales made in prior periods for the nine months ended December 31, 2008 because of information constraints in the distribution channel, which have made it impractical for us to capture and quantify the impact of current versus prior year activity on the chargebacks or returns provision.

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

Chargeback transactions are almost exclusively related to our specialty generics business segment. During the nine months ended December 31, 2008 and 2007, the chargeback provision reduced the gross sales of our specialty generics segment by $141.5 million and $98.0 million, respectively. These amounts accounted for 99.3% of the total chargeback provisions recorded during the nine months ended December 31, 2008 and 2007.

The provision for chargebacks is the most significant and complex estimate used in the recognition of revenue. At December 31, 2008, we evaluated the reserve for chargebacks by comparing it against the subsequent amount of credits issued in January 2009.

Shelf-Stock Adjustments – These adjustments, which are included in the chargeback reserves, represent credits issued to our wholesale customers that result from a decrease in our wholesale acquisition cost (“WAC”). Decreases in our invoice prices are discretionary decisions we make to reflect market conditions. These credits are customary in the industry and are intended to reduce a wholesale customer’s inventory cost to better reflect current market prices. Generally, we provide credits to customers at the time the price reduction occurs based on the inventory that is owned by them on the effective date of the price reduction. Since a reduction in WAC reduces the chargeback per unit, or the difference between WAC and the contract price, shelf-stock adjustments are typically included as part of the reserve for chargebacks because the price reduction credits act essentially as accelerated chargebacks. Although we have contractually agreed to provide price adjustment credits to our major wholesale customers at the time they occur, the impact of any such price reductions not included in the reserve for chargebacks is immaterial to the amount of revenue recognized in any given period. As a result of WAC decreases to certain specialty generic/non-branded products, we paid shelf-stock adjustments of $8.1 million to our wholesale customers during the nine months ended December 31, 2008.

Sales Returns – Consistent with industry practice, we maintain a returns policy that allows our direct and indirect customers to return product six months prior to expiration and within one year after expiration. This policy is applicable to both our branded and specialty generics business segments. Upon recognition of revenue from product sales to customers, we provide for an estimate of product to be returned. This estimate is determined by applying a historical relationship of customer returns to gross sales. We evaluate the reserve for sales returns by calculating historical return rates using data from the last 12 months on a product specific basis and by class of trade (wholesale versus retail chain). The calculated percentages are applied against estimates of inventory in the distribution channel on a product specific basis. To determine the inventory levels in the wholesale distribution channel, we utilize actual inventory information from our major wholesale customers and estimate the inventory positions of the remaining wholesalers based on historical buying patterns. For inventory held by our non-wholesale customers, we use the last two months of sales to the direct buying chains and the indirect buying retailers as an estimate. A 10% change in the product specific historical return rates used in the reserve analysis would have changed the reserve balance at December 31, 2008 by approximately $0.4 million, or 9.1%, of the reported reserve for sales returns. A 10% change in the amount of estimated inventory in the distribution channel would have changed the reserve balance at December 31, 2008 by approximately $0.4 million, or 9.2%, of the reported reserve for sales returns.

Medicaid Rebates – Federal law requires that a pharmaceutical manufacturer, as a condition of having its products receive federal reimbursement under Medicaid and Medicare Part B, must pay rebates to state Medicaid programs for all units of its pharmaceuticals that are dispensed to Medicaid beneficiaries and paid for by a state Medicaid program. Medicaid rebates apply to both our branded and specialty generic/non-branded segments. Individual states invoice us for Medicaid rebates on a quarterly basis using statutorily determined rates: for noninnovator products, in general generic drugs marketed under ANDAs, the rebate amount is 11% of the Average Manufacturer Price (“AMP”) for the quarter; for innovator products, in general brand-name products marketed under NDAs, the rebate amount is the greater of 15.1% of the AMP for the quarter or the difference between such AMP and the best price for that same quarter. An additional rebate for innovator products is payable in the amount by which, if any, the product’s AMP has increased at a rate faster than inflation. The total rebate amount for each particular product is its Unit Rebate Amount, or “URA.” The amount owed is based on the number of units paid for by each state Medicaid program in a quarter extended by the URA. At December 31, 2008, we evaluated the liabilities for Medicaid rebates by comparing them against the amount of payments made subsequent to the end of the second quarter. Prior to September 30, 2008, we historically evaluated the reserve based on expected payments, which were affected by patient usage and estimated inventory in the distribution channel. We estimated patient usage by calculating a payment rate as a percentage of net sales, which was then applied to an estimate of customer inventory. We used the last two months of our shipments to wholesalers and direct buying chains as an estimate of inventory in the wholesale and chain channels and an additional month of wholesale sales as an estimate of inventory held by the indirect buying retailer.

Reserve for Failure to Supply Claims – We have historically entered into product purchase arrangements with certain customers that include a provision that requires us to reimburse these customers for price differences on product orders that we are unable to fulfill. We are able to estimate provisions for supply failures based on the specific terms in each arrangement. We incurred failure to supply claims in fiscal year 2009 due primarily to us not manufacturing or shipping any of our drug products during the fourth quarter of fiscal year 2009. Based on the specific terms of these arrangements and considering we had given customers due notice of products cancelled or discontinued, we recorded reductions to net revenues in the period ending December 31, 2008 of $12.2 million for amounts owed to certain customers for price differences they incurred for procuring products we were unable to supply.

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

See the 2009 Form 10-K for disclosure of certain events and transactions that occurred after December 31, 2008, including, but not limited to, the evaluation of impairment performed on each of our intangible assets subsequent to December 31, 2008 due to the nationwide recall and suspension of shipment of all products manufactured by us and the consent decree with the FDA.

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

Contingencies

We are involved in various legal proceedings, some of which involve claims for substantial amounts. An estimate is made to accrue for a loss contingency relating to any of these legal proceedings if we determine it is probable that a liability was incurred as of the date of the financial statements and the amount of loss can be reasonably estimated. Because of the subjective nature inherent in assessing the future outcome of litigation and because of the potential that an adverse outcome in legal proceedings could have a material impact on our financial condition or results of operations, such estimates are considered to be critical accounting estimates. After completing a review of such matters, we determined that at December 31, 2008, there were certain legal proceedings in which we are involved that met the conditions described above. Accordingly, we have accrued a loss contingency relating to such legal proceedings.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk is limited to fluctuating interest rates associated with variable rate indebtedness and marketable securities that are subject to interest rate changes.

As of December 31, 2008, we had investments in taxable ARS. The rates on these securities reset at pre-determined intervals up to 35 days. As of December 31, 2008, we had $83.5 million principal amount invested in ARS consisting of high quality (AAA-rated) bonds secured by student loans which are guaranteed by the U.S. Government. The maturity of these securities is greater than 10 years. During the fourth quarter of fiscal year 2008, certain developments in the capital and credit markets adversely affected the market for auction rate securities, which has resulted in a loss of liquidity for these investments. We have evaluated these securities to determine if other-than-temporary impairment of the carrying value of the securities has occurred due to the loss of liquidity. Because of events discussed in Item 2—“Management’s Discussion and Analysis of Financial Condition and Results of Operations—Significant Recent Developments” above that occurred beginning in December 2008, we face significant liquidity concerns and can no longer support our previous assertion that we have the ability to hold impaired securities until their forecasted recovery. As a result, we concluded that the ARS held at December 31, 2008 became other-than-temporarily impaired during December 2008 and we recorded a loss of $9.1 million into current period earnings during the quarter ended December 31, 2008. This adjustment reduced the carrying value of the ARS to $63.7 million. (See Note 10—“Investment Securities” of the Notes to the Consolidated Financial Statements in this Quarterly Report on Form 10-Q.)

The annual favorable impact on our net income as a result of a 100 basis point (where 100 basis points equals 1%) increase in short-term interest rates would be approximately $2.2 million, based on our average cash, cash equivalents and short-term marketable investment balances during the nine months ended December 31, 2008.

Advances to us under our credit facility were charged at an interest rate that varied consistent with increases or decreases in the publicly announced prime rate and/or the LIBOR rate with respect to LIBOR-related loans, if any. A material increase in such rates could have significantly increased borrowing expenses. At December 31, 2008, we had $30.0 million of borrowings outstanding under our credit facility. The annual unfavorable impact on our pre-tax income as a result of a 100 basis point (where 100 basis points equals 1%) increase in short-term interest rates would be approximately $0.3 million annually based on the $30.0 million of borrowings that were outstanding under our line of credit at December 31, 2008. The $30.0 million borrowing was repaid in February 2009 and the credit agreement was subsequently terminated.

In May 2003, we issued $200.0 million principal amount of Convertible Subordinated Notes. The interest rate on the Notes is fixed at 2.50% and therefore not subject to interest rate changes. Beginning May 16, 2006, we became obligated to pay contingent interest at a rate equal to 0.5% per annum during any six-month period, if the average trading price of the Notes per $1,000 principal amount for the five-trading day period ending on the third trading day immediately preceding the first day of the applicable six-month period equals $1,200 or more. In November 2007, the average trading price of the Notes reached the threshold for the applicable five-day trading period which resulted in the payment of contingent interest and beginning November 16, 2007 the Notes began to bear interest at a rate of 3.00% per annum. In May 2008, the average trading price of the Notes fell below the contingent interest threshold for the five-day trading period and beginning May 16, 2008 the Notes began to pay interest at a rate of 2.50% per annum. Holders may require us to repurchase all or a portion of their Notes on May 16, 2013, 2018, 2023 and 2028, or upon a change in control, as defined in the indenture governing the Notes, at 100% of the principal amount of the Notes, plus accrued and unpaid interest (including contingent interest, if any) to the date of repurchase, payable in cash. Holders had the right to require us to repurchase all or a portion of their Notes on May 16, 2008 and, accordingly, we classified the Notes as a current liability as of March 31, 2008. Since no holders required us to repurchase all or a portion of their Notes on that date and because the next occasion holders may require us to repurchase all or a portion of their Notes is May 16, 2013, the Notes were classified as a long-term liability as of December 31, 2008.

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

(a) Evaluation of Disclosure Controls and Procedures

An evaluation was conducted under the supervision and with the participation of our management, including the Interim Chief Executive Officer (the “CEO”) and Interim Chief Financial Officer (the “CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2008. As a result of the material weaknesses in our internal control over financial reporting described below, our Interim CEO and Interim CFO have concluded that our disclosure controls and procedures were not effective as of December 31, 2008.

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

(b) Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the quarter ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

The information set forth under Note 19—“Contingencies—Litigation and Governmental Inquiries” of the Notes to the Consolidated Financial Statements included in Part I, Item 1 in this Quarterly Report on Form 10-Q is incorporated in this Part II, Item 1 by reference.

Item 1A.	RISK FACTORS

Please refer to the risk factors that are included under the caption Item 1A—“Risk Factors” in our 2009 Form 10-K.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchase of Equity Securities by the Company

The following table provides information about purchases we made of our common stock during the quarter ended December 31, 2008:

Period	Total number of shares purchased (a)	Average price paid per share	Total number of shares purchased as part of a publicly announced program	Maximum number of shares that may yet be purchased under the program

October 1–31, 2008	1,212	$17.43	—	—

November 1–30, 2008	599	$20.24	—	—

December 1–31, 2008	5,238	$7.83	—	—

Total	7,049	$10.54	—	—

(a)	Shares were purchased from employees upon their termination pursuant to the terms of our stock option plan.

Item 6.	EXHIBITS

3.1	Certificate of Incorporation, as amended through September 5, 2008, incorporated herein by reference to Exhibit 3.1 filed with our Annual Report on Form 10-K for fiscal year 2009, filed March 25, 2010.

3.2	By-Laws, as amended through December 29, 2009, incorporated herein by reference to Exhibit 3.2 filed with our Current Report on Form 8-K, filed January 4, 2010.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*	Filed herewith

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