Form 10-K
period 2009-03-31
KV PHARMACEUTICAL CO /DE/
filed 2010-03-25
CIK 57055

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2009

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulations S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained herein, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the shares of Class A and Class B Common Stock held by non-affiliates of the registrant as of September 28, 2008, the last business day of the registrant’s most recently completed second fiscal quarter, was $755,273,000 and $84,710,000, respectively. As of February 28, 2010, the registrant had outstanding 37,736,871 and 12,111,835 shares of Class A Common Stock and Class B Common Stock, respectively.

DOCUMENTS INCORPORATED BY REFERENCE—None

EXPLANATORY NOTE

This Annual Report on Form 10-K for the fiscal year ended March 31, 2009 was delayed due to the time required to (1) complete the internal investigation conducted by the Audit Committee (the “Audit Committee”) of our Board of Directors (the “Board”) with respect to a range of specific allegations involving, among other items, U.S. Food and Drug Administration (the “FDA”) regulatory and other compliance matters and management misconduct, (2) resolve certain matters with a potential financial reporting impact resulting from such investigation and (3) evaluate the financial statement implications of the provisions of the consent decree we entered into with the FDA on March 2, 2009 and of the previously disclosed actions to recall all of the drug products we manufactured, suspend manufacturing and shipment of our products, substantially reduce our workforce and realign our cost and organizational structure.

For the same reasons, we had not filed with the U.S. Securities and Exchange Commission (the “SEC”) our Quarterly Reports on Form 10-Q for the quarters ended September 30, 2008 (the “September 2008 Form 10-Q”), December 31, 2008 (the “December 2008 Form 10-Q”), June 30, 2009, September 30, 2009 and December 31, 2009. In addition, KPMG LLP, our independent registered public accounting firm, was unable to complete the SAS 100 review of the unaudited consolidated financial statements accompanying our Quarterly Report on Form 10-Q for the quarter ended June 30, 2008 (the “June 2008 Form 10-Q”), which we filed with the SEC on August 11, 2008. As described in more detail in Amendment No. 1 on Form 10-Q/A to the June 2008 Form 10-Q, we are amending the June 2008 Form 10-Q to restate our consolidated balance sheet as of June 30, 2008 and the related consolidated statements of income and cash flows for the three months ended June 30, 2008. We are filing the September 2008 Form 10-Q, the December 2008 Form 10-Q and Amendment No. 1 on Form 10-Q/A to the June 2008 Form 10-Q on the same day as this Annual Report on Form 10-K.

We are in the process of preparing the Quarterly Reports on Form 10-Q for the quarters ended June 30, 2009, September 30, 2009 and December 31, 2009. However, we are unable at this time to estimate when any of these late reports will be filed with the SEC.

Information provided herein for periods after March 31, 2009 is preliminary and is not final or complete, and remains subject to change, possibly materially.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains various forward-looking statements within the meaning of the United States Private Securities Litigation Reform Act of 1995 (the “PSLRA”) and which may be based on or include assumptions concerning our operations, future results and prospects. Such statements may be identified by the use of words like “plan,” “expect,” “aim,” “believe,” “project,” “anticipate,” “commit,” “intend,” “estimate,” “will,” “should,” “could,” “potential” and other expressions that indicate future events and trends.

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

Such factors include (but are not limited to) the following:

(1)	the ability to continue as a going concern;

(2)	difficulties and uncertainties with respect to obtaining additional capital, as more fully described in Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” in this Annual Report on Form 10-K;

(3)	the consent decree between us and the FDA and our suspension of the production and shipment of all of the products that we manufacture and the related nationwide recall affecting all of the products that we manufacture, as well as the related material adverse effect on our revenue, assets and liquidity and capital resources, as more fully described in Item 1—“Business—(b) Significant Recent Developments—Discontinuation of Manufacturing and Distribution; Product Recalls; and the FDA Consent Decree” in this Annual Report on Form 10-K;

(4)	the possibility of further reducing our operations, including further reductions of our employee base, and significantly curtailing some or all of our efforts to meet the consent decree’s requirements and return our approved products to market in order to maintain and attempt to increase our limited cash and financial resources;

(5)	the plea agreement between us and the U.S. Department of Justice and our obligations in connection therewith, as well as the related material adverse effect, if any, on our revenue, assets and liquidity and capital resources, as more fully described in Item 1—“Business—(b) Significant Recent Developments—Plea Agreement with the U.S. Department of Justice” in this Annual Report on Form 10-K;

(6)	changes in the current and future business environment, including interest rates and capital and consumer spending;

(7)	the difficulty of predicting FDA approvals, including timing, and that any period of exclusivity may not be realized;

(8)	the possibility of not obtaining FDA approvals or delay in obtaining FDA approvals;

(9)	acceptance of and demand for our new pharmaceutical products;

(10)	the introduction and impact of competitive products and pricing, including as a result of so-called authorized-generic drugs;

(11)	new product development and launch, including the possibility that any product launch may be delayed;

(12)	reliance on key strategic alliances;

(13)	the availability of raw materials and/or products manufactured for us under contract manufacturing arrangements with third parties;

(14)	the regulatory environment, including regulatory agency and judicial actions and changes in applicable law or regulations;

(15)	fluctuations in revenues;

(16)	the difficulty of predicting international regulatory approvals, including timing;

(17)	the difficulty of predicting the pattern of inventory movements by our customers;

(18)	the impact of competitive response to our sales, marketing and strategic efforts, including the introduction or potential introduction of generic or competing products against products sold by us and our subsidiaries;

(19)	risks that we may not ultimately prevail in litigation, including product liability lawsuits and challenges to our intellectual property rights by actual or potential competitors or to our ability to market generic products due to brand company patents and challenges to other companies’ introduction or potential introduction of generic or competing products by third parties against products sold by us or our subsidiaries including without limitation the litigation and claims referred to in Note 16—“Commitments and Contingencies” of the Notes to the Consolidated Financial Statements included in this Annual Report on Form 10-K;

(20)	the possibility that our current estimates of the financial effect of certain announced product recalls could prove to be incorrect;

(21)	whether any product recalls or product introductions result in litigation, agency action or material damages;

(22)	failure to supply claims by certain of our customers, including CVS Pharmacy, Inc., that, despite the formal discontinuation action by us of our products, we should compensate such customers for any additional costs they allegedly incurred for procuring products we did not supply;

(23)

the satisfaction or waiver of the terms and conditions for the acquisition of the full U.S. and worldwide rights to Gestiva™ set forth in the previously disclosed Gestiva™ acquisition agreement, as amended;

(24)	the series of putative class action lawsuits alleging violations of the federal securities laws by us and certain individuals, all as more fully described in Note 16—“Commitments and Contingencies” of the Notes to the Consolidated Financial Statements included in this Annual Report on Form 10-K;

(25)	the possibility that insurance proceeds are insufficient to cover potential losses that may arise from litigation, including with respect to product liability or securities litigation;

(26)	the informal inquiry initiated by the SEC and any related or additional governmental investigative or enforcement proceedings as more fully described in Note 16—“Commitments and Contingencies” of the Notes to the Consolidated Financial Statements included in this Annual Report on Form 10-K;

(27)	the possibility that the pending investigation by the Office of Inspector General of the Department of Health and Human Services into potential false claims under Title 42 of the U.S. Code as more fully described in Note 16—“Commitments and Contingencies” of the Notes to the Consolidated Financial Statements included in this Annual Report on Form 10-K could result in significant civil fines or penalties, including exclusion from participation in federal healthcare programs such as Medicare and Medicaid;

(28)	delays in returning, or failure to return, certain or many of our approved products to market, including loss of market share as a result of the suspension of shipments, and related costs;

(29)	the ability to sell or license certain assets, and the terms of such transactions;

(30)	the possibility that default on one type or class of our indebtedness could result in cross default under, and the acceleration of, our other indebtedness; and

(31)	the risks detailed from time to time in our filings with the SEC.

This discussion is not exhaustive, but is designed to highlight important factors that may impact our forward-looking statements.

Because the factors referred to above, as well as the statements included under the captions Item 1A—“Risk Factors,” Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Annual Report on Form 10-K, could cause actual results or outcomes to differ materially from those expressed in any forward-looking statements made by us or on our behalf, you should not place undue reliance on any forward-looking statements. All forward-looking statements attributable to us are expressly qualified in their entirety by the cautionary statements in this “Cautionary Note Regarding Forward-Looking Statements” and the risk factors that are included under the caption Item 1A—“Risk Factors” in this Annual Report on Form 10-K, as supplemented by our subsequent SEC filings. Further, any forward-looking statement speaks only as of the date on which it is made and we are under no obligation to update any of the forward-looking statements after the date of this Annual Report on Form 10-K. New factors emerge from time to time, and it is not possible for us to predict which factors will arise, when they will arise and/or their effects. In addition, we cannot assess the impact of each factor on our future business or financial condition or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

PART I

Item 1.	Business

(a) General Overview

Unless the context otherwise indicates, when we use the words “we,” “our,” “us,” “our company” or “KV” we are referring to K-V Pharmaceutical Company and its wholly-owned subsidiaries, including Ther-Rx Corporation (“Ther-Rx”), ETHEX Corporation (“ETHEX”) and Particle Dynamics, Inc. (“PDI”). Unless otherwise noted, when we refer to a specific fiscal year, we are referring to our fiscal year that ended on March 31 of that year. (For example, fiscal year 2009 refers to the fiscal year ended March 31, 2009.)

We were incorporated under the laws of Delaware in 1971 as a successor to a business originally founded in 1942.

We have been engaged in the development of proprietary drug delivery systems and formulation technologies which enhance the effectiveness of new therapeutic agents, existing pharmaceutical products and nutritional supplements. We have developed and patented a wide variety of drug delivery and formulation technologies that are primarily focused in four principal areas: SITE RELEASE®; tastemasking; oral controlled release; and oral quick dissolving tablets. We incorporate these technologies in the products we market to control and improve the absorption and utilization of active pharmaceutical compounds. In 1990, we established a generic, non-branded marketing capability through our wholly-owned subsidiary, ETHEX. In 1999, we established a wholly-owned subsidiary, Ther-Rx, to market proprietary branded pharmaceuticals directly to physicians.

Our wholly-owned subsidiary, PDI, was acquired in 1972. Through PDI, we develop and market specialty value-added raw materials, including drugs, directly compressible and microencapsulated products, and other products used in the pharmaceutical industry and other markets.

(b) Significant Recent Developments

Audit Committee Internal Investigation

As previously disclosed, in August 2008, the Audit Committee of our Board, with the assistance of outside legal counsel, including regulatory counsel with respect to FDA matters, and other advisers, conducted an internal investigation with respect to a range of specific allegations involving, among other items, FDA regulatory and other compliance matters and management misconduct. The investigation was substantially completed in December 2008 and the investigation of all remaining matters was completed in June 2009.

The investigation focused on, among other areas, FDA and other healthcare regulatory and compliance matters, financial analysis and reporting, employment and labor issues, and corporate governance and oversight. As part of its findings, the Audit Committee concluded that there were:

•	instances of noncompliance by us with FDA and other healthcare regulations and deficiencies in our regulatory compliance policies and procedures;

•	deficiencies in our financial analysis and budgeting controls and procedures;

•	deficiencies in our human resources functions and our employment policies and procedures; and

•	deficiencies in the conduct of certain members of the senior management team with respect to, among other things, its interaction with the Board.

As a result of these findings, the Audit Committee, with the assistance of its legal counsel, including regulatory counsel with respect to FDA matters, and other advisers, has prepared and approved a remedial framework, including supplements (the “Remedial Framework”). The Board, either directly or through a Special

Committee (as defined below) of the Board, has reviewed and approved the Remedial Framework. The Remedial Framework includes measures to:

•	strengthen corporate governance and enhance Board oversight;

•	strengthen and enhance compliance with FDA and related regulatory requirements;

•	strengthen and enhance financial and accounting controls and procedures;

•	strengthen and enhance policies and practices in the employment area; and

•	strengthen and enhance compliance with federal and state legal and regulatory requirements governing pharmaceutical sales and marketing activities.

Measures to strengthen corporate governance and enhance Board oversight include: mandating direct access for certain officers and executives (including, for example, the Vice President of Corporate Quality) to the non-management members of the Board; an increased oversight role for certain committees of the Board composed solely of independent directors; expanding the membership of our disclosure committee to include executives with responsibilities over our operating divisions and regulatory affairs; and reviewing, revising and updating existing policies and procedures. In addition, our legal department has been reorganized and relocated adjacent to the Chief Executive Officer’s office to facilitate greater access to the legal department and more extensive involvement of the legal department in corporate governance and compliance matters. As discussed below, we have terminated the employment of a number of high-level employees.

Measures to strengthen and enhance compliance with FDA regulations and related regulatory compliance include retaining new outside consultants and counsel for FDA regulatory matters and, with their assistance, reviewing and revising our company policies, procedures and practices to enhance compliance with the FDA’s current good manufacturing practice requirements. Other related measures include: enhancing compliance with FDA drug application, approval and post-approval requirements; evaluating compliance with applicable foreign laws and regulations; and implementing internal reporting policies pursuant to which the chief compliance officer of our company will report periodically to the non-management members of the Board.

Measures to strengthen and enhance financial and accounting controls and procedures include: reviewing the staffing levels, capabilities and experience of the members of the finance department; strengthening and enhancing the internal audit process; and strengthening and enhancing the internal budgeting and forecasting process.

Measures to strengthen and enhance policies and practices in the employment area include engaging outside consultants and legal counsel to review our employment policies and practices.

Measures to strengthen and enhance compliance with federal and state legal and regulatory requirements governing pharmaceutical sales and marketing activities include: creating an internal compliance committee composed of members of senior management; adopting a company-wide policy that identifies adherence to our company’s compliance program as a material element in evaluating all employees, including management; and strengthening and enhancing the authority and responsibility of the chief compliance officer of our company.

Under the supervision of the Audit Committee, we have begun implementing certain of these remedial measures. In addition, the Remedial Framework may be supplemented from time to time with additional remedial measures.

Changes in Management

On December 5, 2008, the Board, acting upon the recommendation of the Audit Committee as a result of the investigation described above, terminated the employment agreement of Marc S. Hermelin, the Chief Executive Officer of our company at that time. In addition, the Board removed Mr. M. Hermelin as the Chairman of the Board and as the Chief Executive Officer, effective December 5, 2008. Mr. M. Hermelin has informed us, however, that he believes he effectively retired from his employment with us prior to the termination of his employment agreement on December 5, 2008 by the Board. Mr. M. Hermelin remains a member of the Board.

Effective December 5, 2008, the Board appointed David A. Van Vliet (formerly President and Chief Executive Officer of ETHEX) to serve as Interim Chief Executive Officer and Terry B. Hatfield, a director, to serve as non-executive Chairman of the Board.

On September 2, 2009, Thomas S. McHugh, the Vice President of Finance and Corporate Controller of our company, was named Interim Chief Financial Officer and Interim Treasurer. Mr. McHugh replaced Ronald J. Kanterman, who ceased serving as the Chief Financial Officer and Treasurer of our company as of such date. In addition, Mr. McHugh began to serve as the Chief Accounting Officer of our company on February 19, 2010. Mr. McHugh replaced Mr. Chibnall, who ceased serving as the Chief Accounting Officer of our company as of such date.

We have initiated a search for a Chief Financial Officer and formed a committee for that purpose. Mr. Van Vliet and certain members of the Board comprise the committee.

Special Committee

As previously disclosed, in December 2008 the Board appointed a Special Committee of the Board (the “Special Committee”) in response to the initiation of a series of putative class action shareholder lawsuits alleging violations of the federal securities laws by our company and certain individuals, the initiation of lawsuits alleging violations under the Employee Retirement Income Security Act (“ERISA”), as well as the receipt by our company of an informal inquiry from the SEC and certain requests for information from the Office of the United States Attorney for the Eastern District of Missouri and FDA representatives working with that office. We, at the direction of the Special Committee, are fully cooperating in these governmental matters.

Discontinuation of Manufacturing and Distribution; Product Recalls; and the FDA Consent Decree

In March 2008, representatives of the Missouri Department of Health and Senior Services, accompanied by representatives of the FDA, embargoed our inventory of certain unapproved drug products, prohibiting our commercial distribution of those products and restricting our ability to remove or dispose of them without permission. The state embargo was later superseded by a seizure of those products by the FDA. During the course of these events, we engaged in discussions with the involved state and federal representatives that led to certain morphine, oxycodone and hyoscyamine products being released, and our agreement to discontinue manufacturing and marketing substantially all of the unapproved products that had been seized.

During most of fiscal year 2008, we marketed approximately 30 products in our generic/non-branded respiratory line, which consisted primarily of cough/cold products. Following the embargo discussed above, we continued to market one generic cough/cold product with four strengths that had been approved by the FDA. As part of the consent decree, we have agreed not to manufacture or distribute any drugs that require FDA approval unless we have obtained such FDA approval; when we resume production under the terms of the consent decree, any drug product requiring approval that we manufacture and commercially distribute will be the subject of an approved New Drug Application (“NDA”), 505(b)(2) NDA, or Abbreviated New Drug Application (“ANDA”). See “—(d) Narrative Description Of Business—Government Regulation—New Product Development and Approval” in this Annual Report on Form 10-K for a summary description of NDAs, 505(b)(2) NDAs and ANDAs.

In May 2008, we received two reports of an oversized morphine sulfate extended-release tablet in commercial distribution. We conducted an investigation into the possible causes of any such oversized tablets and the likelihood that additional lots of morphine sulfate extended-release tablets or other products might contain oversized tablets. We instituted changes in our manufacturing processes to address the identified causes and intended to prevent any oversized tablets from entering commercial distribution. In addition, in June 2008,

ETHEX initiated voluntary recalls of morphine sulfate 30 mg and 60 mg extended-release tablets. In July 2008, a voluntary recall was initiated in Canada by the seller of specific lots of morphine sulfate 60 mg, 30 mg and 15 mg extended-release tablets that we manufactured for them.

On October 15, 2008, ETHEX commenced a voluntary recall of three specific lots of dextroamphetamine sulfate 5 mg tablets as a precaution due to the possible presence of oversized tablets.

On November 7, 2008, ETHEX announced a voluntary recall to the consumer level of multiple lots of five generic products of varying strengths as a precaution due to the potential presence of oversized tablets. These products included: propafenone HCl tablets, isosorbide mononitrate extended-release tablets, morphine sulfate extended-release tablets, morphine sulfate immediate release tablets, and dextroamphetamine sulfate tablets.

On November 10, 2008, ETHEX initiated a voluntary recall to the retail level as a precaution due to the possible presence of oversized tablets. This recall affected multiple lots of 18 generic/non-branded products.

On December 15, 2008, the FDA began an inspection of our facilities.

On December 19, 2008, we voluntarily suspended all shipments of our FDA approved drug products in tablet form and commenced a voluntary nationwide single production lot recall of one of our pain management drugs. The 14 products of varying strengths affected by the suspension included metoprolol succinate extended-release tablets (metoprolol), oxycodone HCl tablets and potassium chloride 20 mEq extended-release tablets.

Effective January 22, 2009, we voluntarily suspended the manufacturing and shipment of the remainder of our products, except for three products we distribute but do not manufacture and which do not generate a significant amount of revenue.

On January 28, 2009, we initiated a nationwide voluntary recall affecting most of our products. The recall was subsequently expanded on February 3, 2009. This recall affected multiple lots of over 150 branded and generic/non-branded products.

On January 30, 2009, in response to the FDA’s inspectional activities, we initiated the disposal of our existing inventory of products, which was subsequently mandated by the consent decree.

On February 2, 2009, the FDA issued a Form 483 Report that set forth inspectional observations.

On March 2, 2009, we entered into a consent decree with the FDA regarding our drug manufacturing and distribution. The consent decree was entered by the U.S. District Court, Eastern District of Missouri, Eastern Division on March 6, 2009. As part of the consent decree, we have agreed not to directly or indirectly do or cause the manufacture, processing, packing, labeling, holding, introduction or delivery for introduction into interstate commerce at or from any of our facilities of any drug, until we have satisfied certain requirements designed to demonstrate compliance with the FDA’s current good manufacturing practice (“cGMP”) regulations. The consent decree provides for a series of measures that, when satisfied, will permit us to resume the manufacture and distribution of approved drug products. We have also agreed not to distribute our products that are not FDA approved, including our prenatal vitamins and hematinic products, unless we obtain FDA approval for such products through the FDA’s ANDA or NDA processes.

As part of such measures set forth in the consent decree, we are required to provide, and have provided, to the FDA a work plan (the “Work Plan”) for approval, which sets forth the steps we have taken and will subsequently take to address previously identified deficiencies in our compliance with cGMP regulations.

On July 27, 2009, a representative of the Compliance Branch of the FDA’s Kansas City District, acting in conjunction with the Office of Compliance of the FDA’s Center for Drug Evaluation and Research (CDER),

notified us by electronic mail that the FDA had completed its review of the Work Plan. Subject to the addition of certain changes, to which we have agreed and incorporated into the Work Plan, the FDA has accepted the Work Plan. While acceptance of the Work Plan was pending, we, with the knowledge of the FDA, had already begun implementing certain measures set forth in the Work Plan.

The consent decree further provides that, before resuming manufacturing, we will retain and have an independent cGMP expert undertake a review of our facilities and operations and certify compliance with cGMP regulations. Following that certification, the FDA will make a determination as to whether we are in compliance. The consent decree further provides a process pursuant to which we may request approval from the FDA to resume manufacturing and distribution of up to two groups of approved products prior to receiving approval from the FDA to resume full operations. On January 13, 2010, our independent cGMP expert, Lachman Consultants (“Lachman”), notified the FDA that Lachman had performed a comprehensive inspection and that our facilities and controls are in compliance with cGMP and the consent decree with respect to the first group of products that we seek to manufacture and market. Once Lachman issues a certification regarding the first group of products that we seek to manufacture and market, we expect that the FDA will re-inspect our facilities and determine whether we are in compliance. A successful FDA inspection is a prerequisite to resuming manufacturing and shipment of our products. We cannot predict with certainty the timing or the outcome of the product certification or the inspection.

Even after a successful FDA inspection, we anticipate that additional data will need to be generated and submitted to the FDA with respect to certain of our products before we can return them to the market. For example, we will need to perform additional work with regard to product development and formulation and to submit additional data to the FDA before certain products can be returned to the market. Similarly, the FDA has also informed us that, with respect to certain of our products that are subject to ANDAs or supplemental ANDAs we had submitted before entering into the consent decree, we will need to develop and/or submit additional data before those applications can be resubmitted for the FDA’s review.

The steps taken by us in connection with the nationwide recall and suspension of shipment of all products manufactured by us and the requirements under the consent decree have had, and are expected to continue to have, a material adverse effect on our results of operations. We do not expect to generate any significant revenues from products that we manufacture until we can resume shipping certain or many of our approved products, which currently is not expected to occur until the fourth quarter of calendar year 2010 at the earliest. In the meantime, we must meet ongoing operating costs related to our employees, facilities and FDA compliance, as well as costs related to the steps we are currently taking to prepare for reintroducing our products to the market. If we are not able to obtain the FDA’s clearance to resume manufacturing and distribution of our approved products in a timely manner and at a reasonable cost, our financial position, results of operations, cash flows and liquidity will continue to be materially adversely affected.

Plea Agreement with the U.S. Department of Justice

As previously disclosed, we, at the direction of the Special Committee, responded to requests for information from the Office of the United States Attorney for the Eastern District of Missouri and FDA representatives working with that office. In connection therewith, on February 25, 2010, the Board, at the recommendation of the Special Committee, approved entering into a plea agreement with the Office of the United States Attorney for the Eastern District of Missouri and the Office of Consumer Litigation of the United States Department of Justice (referred to herein collectively as the “Department of Justice”).

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

Pursuant to the plea agreement, ETHEX agreed to pay a criminal fine in the amount of $23.4 million in four installments. The first installment, in the amount of $2.3 million, is due within 10 days of sentencing. The second and third installments, each in the amount of $5.9 million, are due on December 15, 2010 and July 11, 2011, respectively. The fourth and final installment, in the amount of $9.4 million, is due on July 11, 2012. ETHEX also agreed to pay, within 10 days of sentencing, restitution to the Medicare and the Medicaid programs in the amounts of $1.8 million and $0.6 million, respectively. In addition to the fine and restitution, ETHEX agreed not to contest an administrative forfeiture in the amount of $1.8 million, which is payable 45 days after sentencing and satisfies any and all forfeiture obligations ETHEX may have as a result of the guilty plea. In total, ETHEX agreed to pay fines, restitution and forfeiture in the aggregate amount of $27.6 million.

In exchange for the voluntary guilty plea, the Department of Justice agreed that no further federal prosecution will be brought in the Eastern District of Missouri against ETHEX, KV and Ther-Rx regarding allegations of the misbranding and adulteration of any oversized tablets of drugs manufactured by us, and the failure to file required reports regarding these drugs and patients’ use of these drugs with the FDA, during the period commencing on January 1, 2008 through December 31, 2008.

In connection with the guilty plea by ETHEX, ETHEX is expected to be excluded from participation in federal healthcare programs, including Medicare and Medicaid. In addition, as a result of the guilty plea by ETHEX, the U.S. Department of Health and Human Services (“HHS”) may use its discretionary authority to also exclude our company from participation in federal healthcare programs. However, we are in receipt of correspondence from the Office of the Inspector General of HHS stating that, absent any transfer of assets or operations that would trigger successor liability, HHS has no present intent to exercise its discretionary authority to exclude our company as a result of the guilty plea by ETHEX.

In connection with the exclusion of ETHEX from participation in federal healthcare programs, we plan to cease operations of ETHEX. However, we have retained the ability to manufacture (once the requirements under the consent decree have been met), market and distribute all generic products and are in possession of all intellectual property related to generic products, including all NDAs and ANDAs.

We currently do not anticipate that the voluntary guilty plea by ETHEX will have a material adverse effect on our efforts to comply with the requirements pursuant to the consent decree and to resume production and shipments of our approved products.

Workforce Reduction

On February 5, 2009, we commenced a substantial reduction of our workforce as part of an ongoing realignment of our cost structure that was necessitated by our product recalls and the requirements under the consent decree. We have also realigned and restructured the Ther-Rx sales force and, in connection with this realignment and restructuring, have significantly reduced the number of sales employees. In July 2009, we also realigned and restructured the production workforce and reduced the number of production employees by approximately 300. Most of these employees had been furloughed since February 2009. As a result of this realignment and restructuring, we have reduced our employee headcount from approximately 1,700 on December 31, 2008 to approximately 680 as of February 28, 2010. Despite the realignment and restructuring, we believe we have retained an adequate level of personnel to support our initial re-entry into the market.

Ability to Continue as a Going Concern

There is substantial doubt about our ability to continue as a going concern. Our consolidated financial statements included in this Annual Report on Form 10-K are prepared using accounting principles generally accepted in the United States applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The historical consolidated financial statements included in this Annual Report on Form 10-K do not include any adjustments that might be necessary if we are unable to continue as a going concern.

The assessment of our ability to continue as a going concern was made by management considering, among other factors: (i) our need to obtain additional capital; (ii) the suspension of shipment of all products manufactured by us and the requirements under the consent decree with the FDA; (iii) the timing and number of approved products that will be reintroduced to the market and the related costs; (iv) the potential outcome with respect to the governmental inquiries, litigation or other matters described in Note 16—“Commitments and Contingencies” of the Notes to the Consolidated Financial Statements included in this Annual Report on Form 10-K; and (v) our ability to comply with debt covenants. Our assessment was further affected by our fiscal year 2009 net loss of $313.6 million and the outstanding balance of cash, cash equivalents and short-term marketable securities of $75.7 million as of March 31, 2009. For periods subsequent to March 31, 2009, we expect losses to continue because we are unable to generate any significant revenues from our own manufactured products until we are able to resume shipping certain or many of our approved products, which currently is not expected to occur until the fourth quarter of calendar year 2010 at the earliest. In addition, we must meet ongoing operating costs as well as costs related to the steps we are currently taking to prepare for reintroducing our approved products to the market. If we are not able to obtain the FDA’s clearance to resume manufacturing and distribution of our approved products in a timely manner and at a reasonable cost, our financial position, results of operations, cash flows and liquidity will continue to be materially adversely affected. These conditions raise substantial doubt about our ability to continue as a going concern.

We believe that we are not in compliance with one or more of the requirements of our mortgage loan arrangement as of March 31, 2009 (see Note 14—“Long-Term Debt” of the Notes to the Consolidated Financial Statements included in this Annual Report on Form 10-K). Failure by us to comply with the requirements of the mortgage loan arrangement or to otherwise receive a waiver from the mortgage lender for any noncompliance could result in our outstanding mortgage debt obligation accelerating and immediately becoming due and payable. If the acceleration occurs and the mortgage debt is not immediately paid in full, an event of default could also be deemed to have occurred under the $200 million principal amount of 2.5% Contingent Convertible Subordinated Notes (the “Notes”). If an event of default is deemed to have occurred on the Notes, the principal amount plus any accrued and unpaid interest could also become immediately due and payable. The acceleration of these outstanding debt obligations would materially adversely affect our business, financial condition and cash flows.

Based on current financial projections, we believe the continuation of our company as a going concern is primarily dependent on our ability to address, among other factors: (i) our need to obtain additional capital; (ii) the suspension of shipment of all products manufactured by us and the requirements under the consent decree with the FDA; (iii) the timing and number of approved products that will be reintroduced to the market and the related costs; (iv) the potential outcome with respect to the governmental inquiries, litigation or other matters described in Note 16—“Commitments and Contingencies” of the Notes to the Consolidated Financial Statements included in this Annual Report on Form 10-K; and (v) our ability to comply with debt covenants. While we address these matters, we must continue to meet expected near-term obligations, including normal course operating cash requirements and costs associated with reintroducing our approved products to the market (such as costs related to our employees, facilities and FDA compliance), remaining payments associated with the acquisition of the rights to Gestiva™ (see Note 6—“Acquisitions” and Note 26—“Subsequent Events” of the Notes to the Consolidated Financial Statements included in this Annual Report on Form 10-K), the financial obligations pursuant to the plea agreement (see Item 1—“Business—(b) Significant Recent Developments—Plea Agreement with the U.S. Department of Justice” included in this Annual Report on Form 10-K), as well as the significant costs, such as legal and consulting fees, associated with the steps taken by us in connection with the consent decree and the litigation and governmental inquiries. If we are not able to obtain the FDA’s clearance to resume manufacturing and distribution of our approved products in a timely manner and at a reasonable cost, and/or if we experience adverse outcomes with respect to any of the governmental inquiries or litigation described in Note 16—“Commitments and Contingencies” of the Notes to the Consolidated Financial Statements included in this Annual Report on Form 10-K, our financial position, results of operations, cash flows and liquidity will continue to be materially adversely affected. See Item 1A—“Risk Factors” included in this Annual Report on Form 10-K regarding additional risks we face with respect to these matters.

In the near term, we are focused on meeting the requirements of the consent decree, which will allow our approved products to be reintroduced to the market, and are pursuing various means to increase cash. Since March 31, 2009, we have generated non-recurring cash proceeds to support our on-going operating and compliance requirements from the receipt of tax refunds, the monetization of our ARS and the sale of certain other assets (see Note 26—“Subsequent Events” of the Notes to the Consolidated Financial Statements included in this Annual Report on Form 10-K for more information regarding the cash received). We also generated cash from the sale of certain products not manufactured by us under the distribution and supply agreement with Purdue (see Note 16—“Commitments and Contingencies” of the Notes to the Consolidated Financial Statements included in this Annual Report on Form 10-K). While these cash proceeds were sufficient to meet near-term cash requirements, we are pursuing ongoing efforts to increase cash including the continued implementation of cost savings, divestiture of PDI and other assets and the return of certain or many of our approved products to market in a timely manner. In addition, in order to continue to meet the expected near-term obligations described above, we will still need to obtain additional capital through additional asset sales. Based on our continuing assessment and identification of assets for future sale and the results of the currently proposed asset sales, we may elect to engage in external financing efforts. We currently do not anticipate issuing equity securities to raise additional capital. However, we continue to evaluate our capital needs and availability of financing to assess and identify the best available external financing alternatives. We cannot provide assurance that we will be able to realize the cost reductions we anticipate from reducing our operations or our employee base, that some or many of our approved products can be returned to the market in a timely manner, that our higher profit approved products will return to the market in the near term, that we can obtain additional cash through asset sales, or that external financing can be obtained when needed, under acceptable terms or in the amounts required. If we are unsuccessful in our efforts to sell assets and raise additional capital in the near term, we will be required to further reduce our operations, including further reductions of our employee base, or we may be required to cease operations in order to offset the lack of available funding.

Our ability to obtain capital has been and continues to be materially and negatively affected by a number of factors. The current and evolving credit market condition and general adverse economic conditions have caused the cost of prospective debt and equity financings to increase considerably. These circumstances have materially adversely affected liquidity in the financial markets, making terms for certain financings unattractive, and in some cases have resulted in the unavailability of financing. We also anticipate that the uncertainty created by the ongoing governmental inquiries and litigation described in Note 16—“Commitments and Contingencies” of the Notes to the Consolidated Financial Statements included in this Annual Report on Form 10-K, steps taken by us in connection with the nationwide recall and suspension of shipment of all drug products manufactured by us, the consent decree and the uncertainty with respect to when we will resume shipment of our products, if at all, will affect our ability to obtain capital on a timely basis, or at all. In light of the factors described above, we may not be able to obtain additional capital. Even if we are able to obtain additional financing or issue debt securities under these circumstances, the cost to us likely will be high and the terms and conditions are likely to be onerous. In addition, if we were to issue equity securities, such securities likely would be priced at or below the current market price for our securities. As a result, sales of equity securities at or below current market prices likely would result in substantial dilution for current shareholders who purchased our equity securities at or above current market prices.

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

See Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Current and Anticipated Liquidity Position” for more information on our current and anticipated liquidity position as of February 28, 2010, including our cash position and expected near-term cash requirements. See also Item 1A—“Risk Factors—There is substantial doubt about our ability to continue as a going concern” and Note 3—“Going Concern and Liquidity Considerations” of the Notes to the Consolidated Financial Statements included in this Annual Report on Form 10-K.

(c) Industry Segments

We have historically operated in three industry segments consisting of branded products, specialty generics and specialty raw materials. We derive revenues primarily from directly marketing our own technologically distinguished brand-name and generic/non-branded products and products marketed under joint development agreements with other companies. Revenues may also be received in the form of licensing revenues and/or royalty payments based upon a percentage of the licensee’s sales of the product when marketing rights to products using our drug delivery technologies are licensed. In March 2009, because of liquidity concerns and expected near-term cash requirements, the Board approved the divestiture PDI, our specialty raw materials segment. As a result of the decision to sell PDI, we identified the assets and liabilities of PDI as held for sale at March 31, 2009 and have segregated PDI’s operating results and presented them separately as a discontinued operation for all periods presented. See Note 24—“Segment Reporting” of the Notes to the Consolidated Financial Statements included in this Annual Report on Form 10-K. In connection with the exclusion of ETHEX from participation in federal healthcare programs, we plan to cease operations of ETHEX. However, we have retained the ability to manufacture (once the requirements under the consent decree have been met), market and distribute all generic products and are in possession of all intellectual property related to generic products, including all NDAs and ANDAs.

(d) Narrative Description Of Business

Overview

We are an integrated specialty pharmaceutical company that develops, manufactures, acquires and markets technologically distinguished branded and generic/non-branded prescription pharmaceutical products. We have historically offered a broad range of dosage form capabilities including tablets, capsules, creams, liquids and ointments. We have conducted our branded pharmaceutical operations through Ther-Rx and our generic/non-branded pharmaceutical operations through ETHEX. Through PDI, which the Board has approved marketing for sale, we have developed, manufactured and marketed technologically advanced, value-added raw material products for the pharmaceutical industry and other markets.

We have developed drug delivery technologies which we utilize in our brand name and specialty generic/non-branded products. We have developed and patented drug delivery and formulation technologies primarily in four principal areas: SITE RELEASE®, oral controlled-release, tastemasking and oral quick dissolving tablets. We incorporate these technologies in the products we market to control and improve the absorption and utilization of active pharmaceutical compounds. These technologies provide a number of benefits, including reduced frequency of administration, reduced side effects, improved drug efficacy, enhanced patient compliance and improved taste.

Our Business Today

Because of the steps taken by us with respect to the nationwide recall and suspension of shipment of all products manufactured by us, the requirements under the consent decree, certain consequences resulting from the entry into the plea agreement and the ongoing private litigation and governmental inquiries, we have realigned our operations and business to concentrate our efforts on maintaining and attempting to increase our limited cash and financial resources and expeditiously reintroducing certain approved products to the market. To that end, we have focused our recent efforts as follows:

•

We are making efforts to expeditiously meet the requirements set forth in the consent decree. We do not expect to generate any significant revenues from products that we manufacture until we resume shipping certain or many of our approved products, which currently is not expected to occur until the fourth quarter of calendar year 2010 at the earliest. We are currently working with Lachman, an independent cGMP expert retained by us pursuant to the consent decree, to meet the requirements set forth in the consent decree.

•

We have completed an analysis of our approved products to identify the product lines that we will attempt to reintroduce to the marketplace first. We plan to focus our efforts on those products that we believe will have the greatest and most immediate financial benefit to us.

•

We have had past success in our generic business by developing and marketing versions of selected and complex extended-release brand-name products. We plan to continue our efforts with respect to such products because we believe there is a greater demand for these types of products and because these products have generated the highest revenues for us during the past two fiscal years.

•

In February 2009, we commenced a company-wide restructuring effort designed to streamline our business and align our infrastructure to the reduced scale of our operations. Part of the realignment included a substantial reduction of our workforce that reduced headcount by approximately 1,000 employees. Despite the restructuring, we believe we have retained an adequate number of personnel to support our initial re-entry into the market. In conjunction with our restructuring effort, we also are examining and implementing process improvements in all areas of our company.

•

Our restructuring effort also has included an updated criteria-based review of the pipeline of products we had under development. Product candidates in our development portfolio were evaluated based on factors with respect to each product that included, among other things, market potential, a revised return on investment profile, probability of clinical success, time and cost of development, synergies with our core competencies, and competitive landscape. Based on this evaluation and due to the restructuring effort undertaken to adjust our infrastructure and scale of operations (including a reduction in headcount of approximately 1,000 employees), we realigned our research and development efforts to focus on fewer projects that we believe have the highest potential return on investment in areas such as women’s healthcare for our branded business and complex extended-release products for our generic business.

•

Cash management has become a particularly critical focus for us. As previously discussed, we have implemented significant cost saving measures to mitigate the financial impact of the suspension of the manufacturing and shipment of the products we manufacture. These measures included a substantial reduction of our workforce and an ongoing realignment of our cost structure. We have retained Morris Anderson & Associates Ltd., a financial and management consulting firm, to advise us with respect to restructuring our operations and cash management efforts.

•

We have raised additional cash and continue to pursue additional initiatives to increase our cash. During fiscal year 2010, we have raised cash by, among other things, (1) selling to Perrigo Company our first-to-file Paragraph IV Abbreviated New Drug Application (“ANDA”) with the FDA for a generic equivalent version of GlaxoSmithKline’s Duac® gel (we expect to receive an additional $2.0 million as a milestone payment upon the completion of a successful technical transfer), (2) monetizing all of the ARS held by us (see Note 26—“Subsequent Events” of the Notes to the Consolidated Financial Statements included in this Annual Report on Form 10-K for information on a settlement agreement related to the monetization of our holdings of ARS and the proceeds received in connection therewith), (3) carrying back net operating losses to generate tax refunds and (4) selling certain products not manufactured by us under the distribution and supply agreement with Purdue Pharma L.P. (together with certain affiliated entities, “Purdue”) (see Note 26—“Subsequent Events” of the Notes to

the Consolidated Financial Statements included in this Annual Report on Form 10-K for more information regarding the litigation with Purdue and descriptions of the settlement agreement, the patent license agreement and the distribution and supply agreement). However, as discussed elsewhere in this Annual Report on Form 10-K, in order to continue to meet our expected near-term cash requirements, we will still need to obtain additional capital. We have retained Robert W. Baird & Co. Incorporated to advise us with respect to raising additional capital. We have also initiated the process of divesting PDI, a non-core asset that is our wholly owned subsidiary that develops and markets specialty value-added raw materials. In addition, we are exploring opportunities to monetize other assets. See Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Current and Anticipated Liquidity Position” for more information on our current and anticipated liquidity position as of February 28, 2010, including our cash position and expected near-term cash requirements.

•

We continue to review and modify our quality monitoring and testing programs and procedures in our effort to comply with the terms of the consent decree and cGMP regulations. To that end, we are implementing a series of procedures, which we believe will enhance quality standards in our products. Our goal currently is, and will continue to be, to enhance the quality, purity, safety and efficacy of each of our products. We believe that adherence to high quality standards can also promote a more efficient utilization of our personnel, materials and production capacity.

•

In connection with the exclusion of ETHEX from participation in federal healthcare programs, we plan to cease operations of ETHEX. However, we have retained the ability to manufacture (once the requirements under the consent decree have been met), market and distribute all generic products and are in possession of all intellectual property related to generic products, including all NDAs and ANDAs.

Despite our efforts, however, there can be no assurance that these or other initiatives intended to enable us to reintroduce certain of our approved products to the market will be successful within the time frames currently projected by management or at all. See also the risk factors set forth in Item 1A—“Risk Factors” included in this Annual Report on Form 10-K.

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

Ther-Rx—History of Our Branded Products Segment

We established Ther-Rx in 1999 to market brand name pharmaceutical products that incorporated our proprietary technologies. Since its inception, Ther-Rx has generally focused on the women’s health therapeutic category in which physician specialists could be reached using a highly focused sales force. By targeting physician specialists, Ther-Rx was able to compete successfully without the need for a sales force as large as typically employed by pharmaceutical companies with less specialized product lines. Due to the nationwide recall and suspension of shipment of all products manufactured by us, Ther-Rx’s net revenues declined from $212.3 million in fiscal year 2008 to $114.8 million in fiscal year 2009. Due to the requirements under the consent decree, we currently do not anticipate generating significant revenues from our branded product segment until the fourth quarter of calendar year 2010 at the earliest.

We established our women’s healthcare franchise through our 1999 acquisition of PreCare®, a prescription prenatal vitamin, from UCB Pharma, Inc. Building upon this acquisition, Ther-Rx reformulated the original product using proprietary technologies, and subsequently launched six internally developed products as extensions to the PreCare® product line. This line of proprietary products led to Ther-Rx establishing itself as a leading provider of branded prescription prenatal vitamins in the United States. Sales of our prenatal vitamin product line were $47.4 million in fiscal year 2009. As part of the consent decree, we agreed not to distribute our prenatal vitamin products unless they are approved by the FDA, which would require submitting an NDA or ANDA. Due to the cost and difficulty associated with this regulatory requirement, we currently do not anticipate seeking such approval in the near future if at all. We had previously planned to divest our branded prenatal product line and associated trademarks and intellectual property. However, because our prenatal vitamin product line is unable to generate any revenues and is not approved by the FDA, we recorded an impairment charge during fiscal year 2009 to write-off the net book value of the intangible assets related to our branded prenatal vitamins.

In 2000, Ther-Rx launched its first internally-developed NDA product, Gynazole-1® (butoconazole nitrate) Vaginal Cream, 2%, for treatment of vaginal yeast infections in women who are not pregnant. Gynazole-1® incorporates our patented drug delivery technology, VagiSite™. Sales of Gynazole-1® were $12.4 million in fiscal year 2009. We have also entered into licensing agreements in which partners have acquired the rights to market Gynazole-1® in over 50 markets including Europe, Latin America, the Middle East, Asia, Australia, New Zealand and Canada. Due to the requirements under the consent decree, we currently are not generating any licensing revenue under any of these agreements.

In January 2005, Ther-Rx introduced its second internally-developed NDA product, Clindesse® (clindamycin phosphate) Vaginal Cream, for bacterial vaginosis in women who are not pregnant. Similar to Gynazole-1®, Clindesse® incorporates our proprietary VagiSite™ bioadhesive drug delivery technology. Sales of Clindesse® were $22.3 million in fiscal year 2009. We have also entered into licensing agreements in which partners have acquired the rights to market Clindesse® in Spain, Portugal, Andorra, Brazil, Mexico, five Scandinavian markets, 18 Eastern European countries and the People’s Republic of China. Due to the requirements under the consent decree, we currently are not generating any licensing revenue under any of these agreements.

Ther-Rx established its presence in the oral hematinic category through the acquisition of Chromagen® and Niferex® in 2003. Technology-improved versions of these products were developed and introduced to the market mid-way through fiscal year 2004. In fiscal year 2006, we introduced two new hematinic products—Repliva 21/7® and Niferex Gold®. Sales of our hematinic product line were $22.9 million in fiscal year 2009. As part of the consent decree, we agreed not to distribute our branded hematinic products until approved by the FDA, which would require submitting an NDA or ANDA. Due to the cost and difficulty associated with this regulatory requirement, we currently do not anticipate seeking such approval in the near future if at all. We had previously planned to divest our branded hematinic product line and associated trademarks and intellectual property. However, because our hematinic product line is unable to generate any revenues and is not approved by the FDA, we have ceased efforts to divest this product line and associated trademarks and intellectual property and recorded an impairment charge during fiscal year 2009 to write-off the net book value of the intangible assets related to our branded hematinic products.

In May 2007, we acquired from VIVUS, Inc. the U.S. marketing rights to Evamist™, a transdermal estrogen therapy. Under the terms of the asset purchase agreement for Evamist, we paid $10.0 million in cash at closing and made an additional cash payment of $141.5 million upon final approval of the product by the FDA in July 2007. Evamist™ is indicated for the treatment of moderate-to-severe vasomotor symptoms due to menopause and targets the estrogen therapy market in which physicians and patients seek effective, low-dose therapy options. We began shipping this product at the end of fiscal year 2008 and officially launched it during the first quarter of fiscal year 2009. Sales of Evamist™ were $2.6 million in fiscal year 2009. Because the product is manufactured by a third party, we have been able to continue marketing and selling Evamist™ pursuant to the terms of the consent decree.

As previously disclosed, we entered into an asset purchase agreement (the “Original Gestiva Agreement”) dated as of January 16, 2008, with Cytyc Prenatal Products Corp. and Hologic, Inc. (Cytyc Prenatal Products Corp.

and Hologic, Inc. are referred to in this Annual Report on Form 10-K collectively as “Hologic”). On January 8, 2010, we entered into an Amendment (the “Gestiva Amendment”) to the Original Gestiva Agreement with Hologic.

The Original Gestiva Agreement provided for, among other things, the following:

•

We would acquire the U.S. and worldwide rights to Gestiva™ (17-alpha hydroxyprogesterone caproate) and certain related assets (the “Purchased Assets”) upon approval of the pending New Drug Application for Gestiva (the “Gestiva NDA”) under review by the FDA.

•

The Purchased Assets would be transferred and sold to us free and clear of all encumbrances on the transfer date (the “Transfer Date”), which is to occur no later than five business days after the satisfaction of certain conditions, including, among other things, (1) the approval of the Gestiva NDA by the FDA (as more fully described in the Original Gestiva Agreement) and (2) the delivery by us of the Additional Purchase Price Amount (as defined below). The FDA has not yet approved the Gestiva NDA and the Transfer Date has not yet occurred.

•	We agreed to pay Hologic a total of $82.0 million for the Purchased Assets, in the following increments:

•	A $7.5 million cash payment (the “Initial Purchase Price”) on the initial closing date. We made such payment in February 2008.

•

A $2.0 million cash payment (the “NDA Milestone Payment”) upon receipt by Hologic of an acknowledgement from the FDA that Hologic’s response to the FDA’s October 20, 2006 “approvable” letter was sufficient for the FDA to proceed with its review of the Gestiva NDA. We made such payment in May 2008.

•	A $72.5 million cash payment (the “Additional Purchase Price Amount”) to be paid on the Transfer Date.

•

We and Hologic each had the right to terminate the Original Gestiva Agreement in the event that the Transfer Date did not occur by February 19, 2010, the second anniversary of the initial closing date (the “February 2010 Termination Right”).

The following is a description of the material terms by which the Gestiva Amendment modified the Original Gestiva Agreement (as amended, the “Amended Gestiva Agreement”):

•	Hologic is no longer entitled to receive the Additional Purchase Price Amount. Instead, we agreed to pay the following:

•	A $70.0 million cash payment (the “Amendment Payment”) upon execution of the Gestiva Amendment. We made such payment on January 8, 2010.

•

Upon successful completion of agreed upon milestones, a series of additional future scheduled cash payments in the aggregate amount of $120.0 million, the first of which payments is due on the Transfer Date (which will occur after, among other things, the FDA approves the Gestiva NDA) and the last of which payments is due no later than 21 months after the FDA approves the Gestiva NDA, provided that the Transfer Date has already occurred. We have the right to prepay any such amounts at any time. In addition, if we are unable to obtain sufficient quantities of Gestiva™ for a period of time (not to exceed 12 months) under certain specified circumstances set forth in the Amended Agreement, then the due date of the next following scheduled cash payment will be delayed for such period of time. The date on which we make the final cash payment is referred to as the “Final Payment Date.”

•

If, prior to the Final Payment Date, we fail to timely pay a scheduled payment, we are obligated to transfer back to Hologic ownership of the Purchased Assets, including certain improvements made thereto by us, as well as other after-acquired assets and rights used by us in connection with the Gestiva™ business (the “Retransfer”). Certain liabilities associated with the foregoing are to be transferred to Hologic in connection with any Retransfer, subject to Hologic’s rights to reject the assumption of certain liabilities.

•	The existing termination rights set forth in the Original Gestiva Agreement were modified to include the following:

•	The February 2010 Termination Right has been eliminated.

•

Hologic has the right to terminate the Amended Gestiva Agreement if we fail to deliver the cash payment due on the Transfer Date (as described above) within 10 days of receipt of notice from Hologic that all conditions related to the Transfer Date have been met.

As previously disclosed, Hologic informed us in January 2009 that the FDA, in a complete response letter, (1) indicated it would not approve Gestiva™ until additional data and information are submitted to and accepted by the FDA and (2) requested Hologic to initiate a confirmatory clinical study and enroll a certain number of patients. We currently are working with Hologic to achieve the required patient enrollment and to submit the additional data and information in order to obtain FDA approval of the Gestiva NDA. Notwithstanding these efforts, we cannot provide any assurance that patient enrollment and submission of additional data and information will occur within the anticipated time schedule, or at all, or that the FDA will approve the Gestiva NDA.

The Amended Gestiva Agreement also provides that we are obligated to reimburse to Hologic on a monthly basis, subject to the conditions and approval processes set forth in the Amended Gestiva Agreement, all out-of-pocket expenses incurred by Hologic in connection with (1) seeking to obtain or obtaining FDA approval of the Gestiva NDA, (2) contracts relating to any pre-clinical or clinical trials involving Gestiva™, (3) the research, development, regulatory approval, manufacture, distribution, marketing, sale and promotion of Gestiva™, including costs associated with making product improvements, and (4) certain other matters as set forth in the Amended Gestiva Agreement.

In August 2008, we entered into an expanded licensing arrangement with Acrux DDS PTY Ltd. (“Acrux”) for use of their transdermal spray technology (which is currently incorporated in Evamist™) in up to six additional branded products. Under the agreement, we were required to make milestone payments and pay royalties to Acrux when the products were marketed. Although the agreement with Acrux is still in place, we presently do not intend to market the six branded products identified in the agreement.

As part of the May 2005 acquisition of FemmePharma, we assumed development responsibility and secured full worldwide marketing rights to an endometriosis product that had successfully completed Phase II clinical trials. We tested an alternative formula in a Phase II study to determine which alternative to take into Phase III clinical trials. Upon completion of the Phase II study, we decided, at this time, to not move forward with development of the endometriosis product. As a result, we recorded in fiscal year 2009 an impairment charge of $2.5 million for intangible assets associated with this product.

As part of an ongoing realignment of our cost structure in connection with our inability to manufacture and ship products manufactured by us and the requirements under the consent decree, Ther-Rx reduced its branded sales force from approximately 330 specialty sales representatives at December 31, 2008 to approximately 80 specialty sales representatives at March 31, 2009. When we return the approved products we manufacture to market, we plan to primarily focus our Ther-Rx sales efforts in women’s healthcare. Because we plan to sell our products to highly targeted specialty physician groups that tend to be relatively concentrated, we believe we can address this market and future opportunities in a cost effective manner with a specialty-sized sales force. Ther-Rx also maintains a corporate sales and marketing management team dedicated to planning and managing Ther-Rx’s sales and marketing efforts.

Please see Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Annual Report on Form 10-K for additional financial information with respect to Ther-Rx.

ETHEX—History of Our Specialty Generic/Non-Branded Segment

We established ETHEX in 1990 to utilize our portfolio of drug delivery systems to develop and market hard-to-copy generic/non-branded pharmaceuticals. Due to the nationwide recall and suspension of shipment of all products manufactured by us, net revenues for ETHEX declined from $364.2 million in fiscal year 2008 to

$197.2 million in fiscal year 2009. Due to the requirements under the consent decree, we currently do not generate significant revenues from our specialty generics segment and currently do not anticipate generating significant revenues until the fourth quarter of calendar year 2010 at the earliest.

In connection with the exclusion of ETHEX from participation in federal healthcare programs, we plan to cease operations of ETHEX. However, we have retained the ability to manufacture (once the requirements under the consent decree have been met), market and distribute all generic products and are in possession of all intellectual property related to generic products, including all NDAs and ANDAs.

During the first three quarters of fiscal year 2009, ETHEX marketed over 160 products in its cardiovascular, pain management, women’s health, respiratory, gastrointestinal, dermatological, anti-anxiety, digestive enzyme and dental categories. Included in these previous product offerings were over 70 products that had not been approved for therapeutic equivalence by the FDA (i.e., “unapproved” products). As part of the consent decree, we agreed not to distribute any unapproved generic drugs until such products were approved under the FDA’s ANDA or NDA processes.

We are working expeditiously to satisfy the requirements set forth in the consent decree to return our approved products to market. The consent decree provides a process pursuant to which we may seek approval from the FDA to resume manufacturing and distribution of up to two groups of approved products prior to receiving approval from the FDA to resume full operations. We anticipate that any approved products put forth to the FDA for inspection prior to resuming full operations will consist of certain approved generic and branded products. However, we have not yet determined the amount of time it will take to resolve the issues identified in the consent decree and we currently do not anticipate resuming the manufacture and shipping of certain of our approved products until the fourth quarter of calendar year 2010 at the earliest.

Our ability to develop new products is currently limited until we are able to meet the requirements of the consent decree because, until the FDA agrees that we have adequately addressed cGMP issues, we cannot manufacture drugs for clinical trials. The consent decree currently allows us to manufacture drugs for non-clinical laboratory studies or other research and testing that do not involve exposure of human research subjects or bioequivalence testing. Although this currently precludes us from testing in humans any drugs under development that are made in our facilities, prior to entering into the consent decree, we had filed with the FDA ANDAs seeking permission to market generic versions of several branded products, including varying strengths of the following:

•	Metadate CD® (methylphenidate hydrochloride) Extended-Release Capsules

•	Ritalin LA® (methylphenidate hydrochloride) Extended-Release Capsules

•	Focalin XR® (dexmethylphenidate hydrochloride) Extended-Release Capsules

With respect to each of these ANDA submissions, we sought favorable court rulings in patent infringement actions filed against us by the sponsors of the branded products. See “—Government Regulation—New Product Development and Approval—The Drug Price Competition and Patent Term Restoration Act of 1984” in this Annual Report on Form 10-K for more information regarding patent certifications and litigation. Although we believe we have meritorious defenses to the infringement claims asserted against us in each of these lawsuits, we cannot be certain of the outcome, and a decision that a relevant patent is valid and infringed likely would significantly delay our ability to market any of these drugs. In addition, the litigation process itself can impose significant delays and expense. Further, although the consent decree does not specifically address these ANDA submissions, we anticipate that final approval of any of these ANDAs will not occur before the FDA has determined that we are compliant with cGMP regulations. See Note 16—“Commitments and Contingencies” of the Notes to the Consolidated Financial Statements included in this Annual Report on Form 10-K. On March 1, 2010, we entered into a Settlement Agreement to settle the patent infringement actions with respect to Ritalin LA® and Focalin XR®. See Note 16—“Commitments and Contingencies—Litigation and Governmental Inquiries” and Note 26—“Subsequent Events” of the Notes to the Consolidated Financial Statements included in this Annual Report on Form 10-K for more information regarding the settlement.

As previously disclosed, in connection with the settlement of three patent infringement cases brought against us by Purdue on June 9, 2009, we and Purdue entered into a settlement agreement, patent license agreement and a distribution and supply agreement that provided us certain limited rights to sell generic versions of OxyContin® extended-release tablets in the United States. See Note 16—“Commitments and Contingencies—Litigation and Governmental Inquiries” and Note 26—“Subsequent Events” of the Notes to the Consolidated Financial Statements included in this Annual Report on Form 10-K for more information regarding the litigation with Purdue and descriptions of the settlement agreement, the patent license agreement and the distribution and supply agreement.

Our portfolio of approved products includes four strengths of metoprolol succinate extended-release tablets (“metoprolol”), the generic version of Toprol-XL® (marketed by AstraZeneca). In fiscal year 2006, we received a favorable court ruling in a patent infringement action filed against us by AstraZeneca based on our ANDA submissions to market the 100 mg and 200 mg dosage strengths. Because we were the first company to submit an ANDA for these dosage strengths and challenge the Toprol-XL® patents, we received a 180-day exclusivity period during which no other generic version of the product could be approved. (See “—Government Regulation—New Product Development and Approval—180-Day Exclusivity.”) We began shipping the 100 mg and 200 mg dosage strengths in July 2007 and the 25 mg and 50 mg strengths upon FDA approval in March 2008 and May 2008, respectively.

ETHEX has a dedicated sales and marketing team, which includes an outside sales team. The outside sales team calls on wholesalers, distributors and national drugstore chains and mail order facilities. As part of an ongoing realignment of our cost structure in connection with our inability to manufacture and ship products manufactured by us and the requirements under the consent decree, ETHEX has reduced its sales and marketing team from 25 representatives at March 31, 2008 to seven representatives at March 31, 2009. We plan to focus our sales efforts with respect to our generic products on our portfolio of complex extended-release products, including metoprolol, potassium chloride extended-release tablets and diltiazem hydrochloride extended-release capsules, if and when we return such products to market.

Please see Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Annual Report on Form 10-K for additional financial information with respect to ETHEX.

PDI—Our Value-Added Raw Material Business

PDI develops and markets specialty value-added raw materials, including drugs, directly compressible and microencapsulated products, and other products used in the pharmaceutical industry and other markets. Its products include value-added active drug molecules, vitamins, minerals and other raw material ingredients that provide benefits such as improved taste, altered or controlled release profiles, enhanced product stability and efficiency and other manufacturing process advantages. PDI has also been a significant supplier of value-added raw materials for the development and manufacture of both existing and new products at Ther-Rx and ETHEX. A leased facility used by PDI was damaged by an accidental fire which occurred on June 1, 2009. The incident did not affect any of our finished product manufacturing, packaging, or distribution facilities. PDI’s primary business utilizes contract manufacturing, which was unaffected by the fire. We are in the process of marketing PDI for sale and have retained an advisor to assist us in the divestiture of PDI. As a result of the decision to sell PDI, we identified the assets and liabilities of PDI as held for sale at March 31, 2009 and have segregated PDI’s operating results and presented them separately as a discontinued operation for all periods presented. Net revenues for PDI were $20.7 million in fiscal year 2009, up 14.6% over net revenues of $18.0 million for fiscal year 2008.

Our Business in the Future

Although subject to substantial uncertainties as discussed in this Annual Report on Form 10-K, our goal is to again be a successful participant in the pharmaceutical industry and we are making efforts to meet the requirements under the consent decree with the aim of expeditiously reintroducing our approved products to the market.

Assuming that we are successful with our efforts to meet the consent decree’s requirements and return our approved products to the market, our long-term goals and strategies will incorporate the following key elements:

•

We plan to focus on projects that we believe have the highest potential return on investment, to streamline product lines, to implement company-wide efficiencies and to make disciplined spending decisions.

•

We expect that our future product pipeline will consist of product opportunities resulting from both acquisitions and specifically targeted internal development efforts. We plan to optimize our product development portfolio by building on our core competencies in the area of women’s health for our branded business and in the area of extended-release products for our generic business. We plan to continue to seek branded product acquisition opportunities that are complementary to our current and planned portfolio of women’s health products. We believe that by streamlining our pipeline of product development opportunities and focusing on fewer products, we will be able to design products and the related production processes more effectively and introduce new products to market faster.

•

We expect that our planned portfolio of branded products will reflect our focus on promoting the health and well-being of women. We believe we can address this market in a cost effective way by targeting specialty physician groups with a streamlined specialty sales force.

•

We plan to grow revenues in our generic business by building upon our strategic core of complex extended-release products. We also plan to follow, when possible, a first-to-file Paragraph IV certification strategy, which is designed to provide approved products with a 180-day period of generic marketing exclusivity when first introduced. (See “—Government Regulation—New Product Development and Approval—Paragraph IV Certifications” for a summary description of Paragraph IV certifications.) Prior to entering into the consent decree, we had filed ANDAs with the FDA seeking permission to market generic versions of new extended-release products. As previously noted, we have negotiated a favorable settlement with regard to one of these ANDAs. With respect to each of the remaining ANDA submissions, we have sought favorable court rulings in patent infringement actions filed against us by the sponsors of the branded products. If our litigation position proves successful in these cases, we would expect to add the three new products to our existing portfolio of approved extended-release products. See Note 16—“Commitments and Contingencies” of the Notes to the Consolidated Financial Statements included in this Annual Report on Form 10-K.

•

By concentrating our efforts on a reduced number of our most profitable product lines, we expect to be able to improve service levels to our customers. We believe that a revised portfolio of fewer products will also lead to better planned, more effective production schedules and help us achieve our primary goal of maintaining compliance with cGMP regulatory requirements. In addition, we plan to re-design our manufacturing facilities to incorporate newer equipment and streamlined processes, which we believe will help us reduce waste, increase efficiency, and, most importantly, maintain compliance with cGMP regulatory requirements. We expect to continue outsourcing production of certain key products if such outsourcing will help us to compete more effectively.

Despite our efforts, however, there can be no assurance that these initiatives will be successful. See also the risk factors set forth in Item 1A—“Risk Factors” included in this Annual Report on Form 10-K.

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

Sales and Marketing

We have marketed products directly to wholesalers, distributors, retail pharmacy chains, mail order pharmacies and group purchasing organizations. We also have marketed our products indirectly to independent pharmacies, managed care organizations, hospitals, nursing homes, pharmacy benefit management companies and government entities. These customers, referred to as “indirect customers,” purchase our products primarily through our wholesale or distributor customers.

In the past, we have been able to increase sales of our branded pharmaceutical products through physician sales calls and promotional efforts, including sampling, advertising and direct mail. By offering multiple products to the same group of specialty physicians, we have been able to optimize the effectiveness of our sales force. We plan to continue focusing our specialty-sized sales force on marketing our existing and future core of women’s healthcare products. Because our products are sold to highly targeted specialty physician groups that tend to be relatively concentrated, we believe we can address this market and future opportunities in a cost effective way with a specialty-sized sales force.

Ther-Rx also has a corporate sales and marketing management team dedicated to planning and managing Ther-Rx’s sales and marketing efforts. As part of an ongoing realignment of our cost structure relative to our inability to manufacture and ship products manufactured by us and the requirements under the consent decree, we have reduced our workforce to be in line with the anticipated level of ongoing business. Accordingly, Ther-Rx has reduced its branded sales force from approximately 330 specialty sales representatives at December 31, 2008 to approximately 80 specialty sales representatives at March 31, 2009.

ETHEX has a dedicated sales and marketing team, which includes an outside sales team that calls on wholesalers, distributors and national drugstore chains, and mail order facilities. As part of an ongoing realignment of our cost structure relative to our inability to manufacture and ship products manufactured by us and the requirements under the consent decree, ETHEX has reduced its sales and marketing team from 25 representatives at March 31, 2008 to seven representatives at March 31, 2009.

During fiscal year 2009, our three largest customers accounted for 26.9%, 26.5% and 10.4% of gross revenues. These customers were McKesson Drug Company, Cardinal Health, Inc., and Amerisource Corporation, respectively. In fiscal years 2008 and 2007, these customers accounted for gross revenues of 23.9%, 24.6% and 9.8%, and 25.7%, 21.1% and 14.4%, respectively.

Although we have sold our products internationally, we have not had material operations or sales in foreign countries and our sales are not subject to significant geographic concentration outside of the United States.

Research and Development

Our research and development activities have included the development of new drug delivery technologies, the formulation of brand name proprietary products and the development of generic/non-branded versions of previously approved brand name pharmaceutical products. In fiscal years 2009, 2008 and 2007, total research and development expenses were $69.8 million, $48.9 million and $31.6 million, respectively, excluding acquired in-process research and development.

Our ability to develop new products is currently limited until we are able to meet the requirements of the consent decree, because, until the FDA agrees that we have adequately addressed cGMP issues, we cannot manufacture drugs for clinical trials. The consent decree currently allows us to manufacture drugs for non-clinical laboratory studies or other research and testing that does not involve exposure of human research subjects or bioequivalence testing. This restriction precludes us from testing in humans any drugs under development that are made at our facilities.

As discussed above, our restructuring efforts included a criteria-based review of the pipeline of products we had under development. Product candidates in our development portfolio were evaluated based on factors with respect to each product that included, among other things, market potential, probability of clinical success, time and cost of development, synergies with our core competencies, and competitive landscape. Based on our evaluation, we realigned our research and development efforts to focus on fewer projects that we believe have the highest potential return on investment in areas such as women’s healthcare for our branded business and complex extended-release products for our generic business.

The current focus of our new drug development efforts includes working with Hologic to achieve the required patient enrollment and to submit the additional data and information required by the FDA in order to obtain FDA approval of the Gestiva NDA, an anti-infective product to be added to our existing portfolio of women’s healthcare products and extended-release products to be added to our generic portfolio, some of which are Paragraph IV certification opportunities.

Patents and Other Proprietary Rights

When appropriate and available, we actively seek protection for our products and proprietary information by means of U.S. and foreign patents, trademarks, trade secrets, copyrights and contractual arrangements. Patent protection in the pharmaceutical field involves complex legal and factual issues. Moreover, broad patent protection for new formulations or new methods of use of existing chemical compounds is sometimes difficult to obtain, primarily because the active ingredient and many of the formulation techniques have been known for some time. Consequently, some patents claiming new formulations or new methods of use for old drugs may not provide adequate protection against competition. Nevertheless, we intend to continue to seek patent protection when appropriate and available and otherwise to rely on regulatory-related exclusivity and trade secrets to protect certain of our products, technologies and other scientific information. There can be no assurance that any steps taken to protect such proprietary information will be effective.

Our policy is to file patent applications in appropriate situations to protect and preserve, for our own use, technology, inventions and improvements that we consider important to the development of our business. We currently hold domestic and foreign issued patents the last of which expires in fiscal year 2025 relating to our controlled-release, site-specific, quick dissolve and taste-masking technologies. We have been granted or acquired the rights to 46 U.S. patents and have 37 U.S. patent applications pending. In addition, we have 113 foreign issued patents and a total of 130 patent applications pending primarily in Canada, Europe, Australia, Japan, South America, Mexico and South Korea. We depend on our patents and other proprietary rights, although we cannot be certain of their confidentiality, validity and protection (see also Item 1A—“Risk Factors—We depend on our patents and other proprietary rights and cannot be certain of their confidentiality and protection”).

We currently own more than 300 U.S. and foreign trademark registrations, including trademark protection for certain names of our proprietary controlled-release, tastemasking, site-specific and quick dissolve technologies. We intend to continue to seek trademark protection covering new technology and product names as they are developed.

To protect our trademark, domain name, and related rights, we generally rely on trademark and unfair competition laws, which are subject to change. Some, but not all, of our trademarks are registered in the jurisdictions where they are used. Some of our other trademarks are the subject of pending applications in the jurisdictions where they are used or intended to be used and others are not.

Manufacturing and Facilities

All of our facilities at March 31, 2009, aggregating approximately 1.3 million square feet, are located in the St. Louis, Missouri metropolitan area. We own facilities with approximately 1.1 million square feet, with the balance under various leases at pre-determined annual rates under agreements expiring from fiscal year 2010 through fiscal year 2017, subject in most cases to renewal at our option. See Item 2—“Properties” in this Annual Report on Form 10-K for more information.

We are required to maintain all facilities in compliance with the FDA’s cGMP requirements. In addition to compliance with cGMP, each pharmaceutical manufacturer’s facilities must be registered with the FDA. We are required to be registered with the U.S. Drug Enforcement Administration (the “DEA”), and similar state and local regulatory authorities because we handle controlled substances. We are also subject to the U.S. Environmental Protection Agency (the “EPA”), and similar state and local regulatory authorities if we generate toxic or dangerous wastes. In addition, we must comply with other applicable DEA and EPA requirements. Noncompliance with applicable legal and regulatory requirements can have a broad range of consequences, including warning letters, fines, seizure of products, product recalls, total or partial suspension of production and distribution, refusal to approve NDAs, ANDAs or other applications or revocation of approvals previously granted, withdrawal of product from marketing, injunction, withdrawal of licenses or registrations necessary to conduct business, disqualification from supply contracts with the government, and criminal prosecution. Additionally, under certain circumstances, the FDA also has the authority to revoke drug approvals previously granted.

As previously noted, on March 2, 2009, we entered into a consent decree with the FDA regarding our drug manufacturing and distribution. The consent decree was entered by the U.S. District Court, Eastern District of Missouri, Eastern Division on March 6, 2009. As part of the consent decree, we have agreed not to directly or indirectly do or cause the manufacture, processing, packing, labeling, holding, introduction or delivery for introduction into interstate commerce at or from any of our facilities of any drug, until we have satisfied certain requirements designed to demonstrate compliance with the FDA’s cGMP regulations. The consent decree provides for a series of measures that, when satisfied, will permit us to resume the manufacture and distribution of approved drug products marketed by our ETHEX and Ther-Rx subsidiaries. The consent decree further provides that, before resuming manufacturing, we will retain and have an independent cGMP expert undertake a review of our facilities and certify compliance with the FDA’s cGMP regulations. Following that certification, the FDA will make a determination as to whether our facilities are in compliance. The consent decree further provides a process pursuant to which we may request approval from the FDA to resume manufacturing and distribution of up to two groups of approved products prior to receiving approval from the FDA to resume full operations.

We do not expect to generate any significant revenues from products that we manufacture until we resume shipping certain or many of our approved products, which is currently not expected to occur until the fourth quarter of calendar year 2010 at the earliest. We also contract with third parties for the manufacture of certain of our products, which do not generate a significant amount of revenues. We are able to continue marketing these products under the consent decree because they are manufactured by a third party.

We are dependent on third parties for the supply of the raw materials necessary to develop and manufacture our products, including the active and inactive pharmaceutical ingredients used in our products. We are required to identify the suppliers of all the raw materials for our products in the drug applications we file with the FDA. If raw materials for a particular product become unavailable from an approved supplier specified in a drug application, we would be required to qualify a substitute supplier with the FDA, which could interrupt manufacturing of the affected product. To the extent practicable, we attempt to identify more than one supplier in each drug application. However, some raw materials are available only from a single source and, in some of our drug applications, only one supplier of raw materials has been identified, even in instances where multiple sources exist.

Competition

The primary means of competition in our industry are innovation and development, timely FDA approval, manufacturing capabilities, product quality, marketing, customer service, drug delivery systems, reputation and price. To compete effectively on the basis of price and remain profitable, a generic drug manufacturer must manufacture its products in a cost-effective manner. Our competitors include other specialty pharmaceutical companies, other generic and branded companies, and brand companies that, prior to patent expiration or as relevant patents expire, license their products to generic manufacturers for sale as what are commonly referred to as “authorized generics.” Further, regulatory approvals typically are not required for a brand manufacturer to sell its pharmaceutical products directly or through a third-party as authorized generics, nor do such manufacturers face any other significant barriers to entry into such market. It is possible, however, that even if we are able to return some or all of our approved products to the market, certain of our existing customers will purchase smaller quantities or no quantities of our products. Such a potential loss of market share would likely result in limiting the prices we are able to charge for our approved products, which will negatively impact our gross margin. Moreover, entering into the consent decree may have damaged our reputation in the market, which could result in additional competitive disadvantages.

Competition in the development and marketing of pharmaceutical products is intense and characterized by extensive research efforts and rapid technological progress. Many companies, including those with financial and marketing resources and development capabilities substantially greater than our own, are engaged in developing, marketing and selling products that compete with those that we previously offered. Our branded pharmaceutical products have been subject to competition from alternative therapies during the period of patent protection and thereafter from generic equivalents. In addition, our generic/non-branded pharmaceutical products have been subject to competition from pharmaceutical companies engaged in the development of alternatives to the generic/non-branded products we previously offered or have undertaken to develop. Our competitors may develop generic products before we do or may have pricing advantages over our products. In our specialty pharmaceutical businesses, we compete primarily on the basis of product efficacy and safety, breadth of product line, differentiated features of our products and price. We believe that, once we have satisfied the requirements of the consent decree, our patents, proprietary trade secrets, technological expertise, product development and manufacturing capabilities will enable us to develop products to compete effectively in the marketplace.

In addition, we have competed for product acquisitions with other pharmaceutical companies. We have also competed with drug delivery companies engaged in the development of alternative drug delivery systems. We are aware of a number of companies currently seeking to develop new non-invasive drug delivery systems, including oral delivery and transmucosal systems. Based on total assets, annual revenues and market capitalization, our branded and generic businesses are considerably smaller than many of our competitors and other national competitors in these product areas. Many of our competitors have been in business for a longer period of time, have a greater number of products on the market and have greater financial, marketing, managerial and other resources than we do, including greater research and development capabilities and experience. Accordingly, our competitors may succeed in developing competing technologies, obtaining FDA approval for products or gaining market acceptance more readily than we do. If we directly compete with them for the same markets and/or products, their financial strength could prevent us from capturing a meaningful share of those markets.

Government Regulation

General Overview

All pharmaceutical manufacturers are subject to extensive regulation by the federal government, principally the FDA, and, to a lesser extent, by state, local and foreign governments. The Federal Food, Drug, and Cosmetic Act (the “FDCA”), and other federal and state statutes and regulations govern or influence, among other things, the development, testing, manufacture, safety, labeling, storage, recordkeeping, approval, advertising, promotion, sale, import, export and distribution of pharmaceutical products. Pharmaceutical manufacturers are also subject to certain record-keeping and reporting requirements, establishment registration and product listing, and FDA inspections.

Manufacturers of controlled substances must also comply with the federal Controlled Substances Act of 1970 (the “CSA”) and regulations promulgated by the DEA, as well as similar state and local regulatory requirements for manufacturing, distributing, testing, importing, exporting and handling controlled substances. Manufacturers that generate toxic or dangerous wastes also must comply with the Environmental Protection Act and its implementing regulations.

Noncompliance with applicable legal and regulatory requirements can have a broad range of consequences, including warning letters, fines, seizure of products, product recalls, total or partial suspension of production and distribution, refusal to approve NDAs, ANDAs or other applications or revocation of approvals previously granted, withdrawal of product from marketing, injunction, withdrawal of licenses or registrations necessary to conduct business, disqualification from supply contracts with the government, and criminal prosecution.

Product development and approval within the FDA regulatory framework take a number of years, involve the expenditure of substantial resources and are uncertain. Many drug products ultimately do not reach the market because they are not found to be safe or effective or cannot meet the FDA’s other regulatory requirements. After a product is approved, the FDA may revoke or suspend the product approval if compliance with post-market regulatory standards is not maintained or if problems occur after the product reaches the marketplace. In addition, the FDA may require post-marketing studies to monitor the effect of approved products, and may limit further marketing of the product based on the results of these post-market studies or evidence of safety concerns. Further, the current regulatory framework may change and additional regulatory or approval requirements may arise at any stage of our product development that may affect approval, delay the submission or review of an application or require additional expenditures by us. We may not be able to obtain necessary regulatory clearances or approvals on a timely basis, if at all, for any of our products under development. Delays in receipt or failure to receive such clearances or approvals, the loss of previously received clearances or approvals, or failure to comply with existing or future regulatory requirements could have a material adverse effect on our business.

New Product Development and Approval

All applications for FDA approval must contain information relating to product formulation, raw material suppliers, stability, product testing, manufacturing processes, manufacturing facilities, packaging, labeling, quality control, and evidence of safety and effectiveness for intended uses. For a generic drug product, instead of safety and effectiveness data, an application must demonstrate that the proposed product is the same as the branded drug in several key characteristics. There are three types of applications used for obtaining FDA approval of new non-biological drug products:

•

New Drug Application (“NDA”). An NDA, sometimes referred to as a “full NDA,” generally is submitted when approval is sought to market a drug with active ingredients that have not been previously approved by the FDA. Full NDAs typically are submitted for newly developed branded products and, in certain instances, an applicant submits an NDA or NDA supplement for a change to one of its previously approved products, such as a new dosage form, a new delivery system or a new indication.

•

505(b)(2) New Drug Application. Another form of an NDA is the so-called “505(b)(2) NDA,” which typically is used to seek FDA approval of products that share characteristics (often, the active ingredient(s)) with a previously approved product of another company, but contain modifications to, or differences from, the approved product that preclude submission of an abbreviated new drug application. A 505(b)(2) NDA is in order where at least some of the information required for approval does not come from studies conducted by or for the applicant or for which the applicant has obtained a right of reference. Usually, this means the application relies on the FDA’s previous approval of a similar product or reference listed drug, or published data in scientific literature that are not the applicant’s.

•

Abbreviated New Drug Application (“ANDA”). An ANDA is filed when approval is sought to market a generic equivalent of a drug product previously approved under an NDA or 505(b)(2) NDA and listed in the FDA’s “Orange Book.” Rather than directly demonstrating the product’s safety and effectiveness, as is required of an NDA, an ANDA must show that the proposed generic product is the same as the previously approved product in terms of active ingredient(s), strength, dosage form, route of administration and bioavailability. In addition, with certain exceptions, the generic product must have the same labeling as the branded product to which it refers.

Branded Product Development. The process by which a drug product, other than a generic product, is approved for marketing in the United States can take from three to more than 10 years, and generally involves the following:

•	laboratory and preclinical tests;

•	submission of an Investigational New Drug (“IND”) application, which must become effective before clinical studies may begin;

•	adequate and well-controlled human clinical studies to establish the safety and efficacy of the proposed product for its intended use;

•

submission of a full NDA or 505(b)(2) NDA containing, to the extent required, the results of the preclinical tests and clinical studies establishing the safety and efficacy of the proposed product for its intended use, as well as extensive data addressing matters such as manufacturing and quality assurance;

•	scale-up to commercial manufacturing;

•	satisfactory completion of an FDA pre-approval inspection of the manufacturing facilities; and

•	FDA approval of the application.

To the extent that a 505(b)(2) NDA applicant can rely on the referenced application, it may not be required to conduct some of these steps.

Preclinical tests include laboratory evaluation of the product, its chemistry, formulation and stability, as well as toxicology and pharmacology animal studies to help define the pharmacological profile of the drug and assess the potential safety and efficacy of the product. Preclinical safety tests must be conducted by laboratories that comply with FDA regulations regarding Good Laboratory Practices and the U.S. Department of Agriculture’s Animal Welfare Act and its implementing regulations. Failure to conform to these legal and regulatory standards can lead to invalidation of the tests and the need to conduct them again. The results of these studies, which are submitted to the FDA as part of the IND and are reviewed by the FDA before the commencement of human clinical trials, must demonstrate that the product delivers sufficient quantities of the drug to the bloodstream or intended site of action to produce the desired therapeutic results. These studies must also provide the appropriate supportive safety information necessary for the FDA to determine whether the clinical studies proposed to be conducted under the IND can safely proceed. However, positive results of preclinical tests do not necessarily indicate positive results in human clinical trials.

An IND automatically becomes effective 30 days after receipt by the FDA unless the FDA, during that 30 day period, raises concerns or questions about the conduct of the proposed trials as outlined in the IND. If there are concerns or questions, the IND sponsor and the FDA must resolve them before clinical trials may begin. The FDA may authorize trials only on specified terms and may suspend clinical trials at any time on various grounds, including a finding that patients are being exposed to unacceptable health risks. If the FDA places a study on clinical hold, the sponsor must resolve all of the FDA’s concerns before the study may proceed. The IND application process may be extremely costly and can substantially delay development of products. Similar restrictive requirements also apply in other countries.

Clinical trials involve the administration of the investigational product to humans under the supervision of qualified principal investigators. Clinical trials must be conducted in accordance with Good Clinical Practices under protocols submitted to the FDA as part of an IND. In addition, each clinical trial is approved and conducted under the auspices of an independent institutional review board (“IRB”) and with each subject’s informed consent. The IRB at each institution at which a clinical trial is being performed may suspend a clinical trial at any time for a variety of reasons, including a belief that the test subjects are being exposed to an unacceptable health risk. The sponsor may also suspend or terminate a clinical trial at any time.

Human clinical studies are typically conducted in three sequential phases, which may overlap:

•

Phase I: The drug is initially introduced into a relatively small number of healthy human subjects or patients and is tested for safety, dosage tolerance, mechanism of action, absorption, metabolism, distribution and excretion.

•

Phase II: Studies are performed with a limited patient population to identify possible adverse effects and safety risks, to assess the efficacy of the product for specific targeted diseases or conditions, and to determine dosage tolerance and optimal dosage.

•

Phase III: When Phase II evaluations demonstrate that a dosage range of the product is effective and has an acceptable safety profile, Phase III trials are undertaken to evaluate further dosage and clinical efficacy and to test further for safety in an expanded patient population at geographically dispersed clinical study sites.

Success in early-stage clinical trials does not necessarily assure success in later-stage clinical trials. Data obtained from clinical activities are not always conclusive and may be subject to alternative interpretations that could delay, limit or even prevent regulatory approval.

The results of the product development, including preclinical studies, clinical studies, and product formulation and manufacturing information, are then submitted to the FDA as part of the NDA. The FDA also may conclude that as part of the NDA or 505(b)(2) NDA, the sponsor must develop a risk evaluation and mitigation strategy (REMS) to ensure that the benefits of the drug outweigh the risks. A REMS may have different components, including a package insert directed to patients, a plan for communication with healthcare providers, restrictions on a drug’s distribution, or a medication guide to provide better information to consumers about the drug’s risks and benefits.

The FDA reviews each submitted application before accepting it for filing, and may refuse to file the application if it does not appear to meet the minimal standards for filing. If the FDA refuses to file an application and requests additional information, the application must be resubmitted with the requested information. Once the submission is accepted for filing, the FDA begins an in-depth review of the application to determine, among other things, whether a product is safe and effective for its intended use. As part of this review, the FDA may refer the application to an appropriate advisory committee, typically a panel of clinicians, for review, evaluation and a recommendation.

Acceptance for filing of an application does not assure FDA approval for marketing. The FDA has substantial discretion in the approval process and may disagree with an applicant’s interpretation of the submitted data, which could delay, limit, or prevent regulatory approval. If it concludes that the application does not satisfy the regulatory criteria for approval, the FDA typically issues a “complete response letter” communicating the agency’s decision not to approve the application and outlining the deficiencies in the submission. The complete response letter may request additional information, including additional preclinical testing or clinical trials. Even if such information and data are submitted, the FDA may ultimately decide that the NDA or 505(b)(2) NDA does not satisfy the criteria for approval.

If the FDA approves the application, the agency may require post-marketing studies, also known as Phase IV studies, as a condition to approval. These studies may involve continued testing of a product and development of data, including clinical data, about the product’s effects in various populations and any side effects associated with long-term use. After approval, the FDA also may require post-marketing studies or clinical trials if new safety information develops. Failure to conduct these studies in a timely manner may result in substantial civil fines.

Generic/Non-Branded Product Development. FDA approval of an ANDA is required before marketing in the United States a generic equivalent of a previously approved drug product, which is known as the “reference listed drug.” Generally, an ANDA must demonstrate that the proposed generic product has the same active ingredient(s) and in the same strength as the reference listed drug, and is in the same dosage form and delivered by the same route of administration. The ANDA also must show that the two products are bioequivalent, which means that, within defined parameters, their active ingredients are absorbed at the same rate and to the same extent. For drugs that are systemically absorbed (as opposed to locally acting), bioequivalence is usually demonstrated by means of bioavailability studies of the active ingredient in the bloodstream, conducted in a relatively small number of human subjects. Further, with certain exceptions, a proposed generic product must have the same labeling as the reference listed drug. Generally, a generic product that meets these criteria and is approved is considered therapeutically equivalent to the reference listed drug, and is given an “A” rating in the FDA’s Orange Book, which communicates FDA’s expectation that the two products can be expected to have the same safety and efficacy profile. This, in turn, often is the basis for substitution of the generic product for the reference listed drug, under state law. There are circumstances under which an ANDA may be submitted for a generic product that differs from the reference listed drug in certain characteristics, such as strength or dosage form. Generic products approved with such differences do not qualify for therapeutic equivalence and generally are not substitutable under state law.

Because it typically does not require preclinical and clinical studies (relying instead on the studies establishing the safety and efficacy of the reference listed drug), the ANDA development process is generally less time consuming and complex than the NDA development process. Nonetheless, it does require submission of significant technical information about product formulation and manufacturing, as well as compliance with cGMP. In addition, submission or approval of an ANDA can be subject to delays due to patent rights or regulatory marketing exclusivities associated with the reference listed product. Upon approval, the first-filed ANDA that challenges the patents associated with a reference listed drug may be eligible for a 180-day period of exclusivity during which no other ANDA with the same reference listed drug may be approved. (See “—The Drug Price Competition and Patent Term Restoration Act of 1984” below for a discussion of the patent and exclusivity provisions affecting ANDAs.)

The development and approval process for generic products, although generally much shorter than that of products approved under an NDA or 505(b)(2) NDA, can still be a matter of years. In addition, certain changes to a product approved under an ANDA require submission of an ANDA supplement, and the time it takes to obtain, analyze and present the necessary information or data and have the FDA review the supplement can be significant.

Current Good Manufacturing Practices. One requirement for FDA approval of NDAs, 505(b)(2) NDAs and ANDAs is that our manufacturing facilities, procedures, and operations conform to FDA requirements, generally referred to as current Good Manufacturing Practices, or cGMP. The requirements for FDA approval encompass all aspects of the production process, including validation and recordkeeping, and involve changing and evolving standards.

As described above, our ability to develop and market new products currently is limited until we are able to demonstrate compliance with cGMP in accordance with the requirements of the consent decree. Among other things, the consent decree limits our manufacturing to drugs intended for use in non-clinical laboratory studies or other research and testing that does not involve exposure of human research subjects.

The Drug Price Competition and Patent Term Restoration Act of 1984. The Drug Price Competition and Patent Term Restoration Act of 1984, known as the Hatch-Waxman Act (“Hatch-Waxman”), established an abbreviated process for obtaining FDA approval for generic versions of approved branded drug products. In addition to establishing a shorter, less expensive pathway for approval of generic drugs, Hatch-Waxman provides incentives for the development of new branded products and innovations to approved products by means of marketing exclusivities and extension of patent rights.

Five-Year and Three-Year Marketing Exclusivity. Hatch-Waxman provides two distinct marketing exclusivity provisions that may either preclude the submission, or delay the approval, of an ANDA or 505(b)(2)

NDA referencing the drug. A five-year marketing exclusivity period is provided to the first applicant to gain approval of an NDA or 505(b)(2) NDA for a product that contains an active ingredient not found in any other approved product (i.e., a “new chemical entity” or “NCE”). The FDA is prohibited from accepting for filing any ANDA or 505(b)(2) NDA for a product that relies on the approved NCE as the reference listed drug for five years from the date of approval of the NCE, or four years in the case of an ANDA or 505(b)(2) NDA that challenges a patent associated with the reference listed drug. (See discussion below regarding patent challenges.) The five-year exclusivity protects the entire new chemical entity franchise, including all products containing the active ingredient for any use and in any strength or dosage form, from an ANDA or 505(b)(2) NDA, but does not preclude filing, review or approval of a full NDA for a product with the same active ingredient.

Hatch-Waxman also provides three years of marketing exclusivity for applications for products that are not new chemical entities, if the application contains the results of new clinical investigations (other than bioavailability studies) that were essential to approval of the application. Examples of such applications include applications for new indications, dosage forms (including new drug delivery systems), strengths, or conditions of use for an already approved product. This three-year marketing exclusivity period protects against the approval of ANDAs and 505(b)(2) NDAs for the innovation that required clinical data; it does not prohibit the FDA from accepting or approving ANDAs or 505(b)(2) applications for other products containing the same active ingredient. The five- and three-year marketing exclusivity periods apply equally to patented and non-patented drug products.

Paragraph IV Certifications. Under Hatch-Waxman, NDA applicants and NDA holders must provide certain information about patents related to the branded drug for listing in the FDA publication, “Approved Drug Products with Therapeutic Equivalence Evaluations,” also known as the “Orange Book.” When an ANDA or 505(b)(2) application is submitted, it must contain one of several possible certifications regarding each of the patents listed in the Orange Book for the branded product that is the reference listed drug. A certification that a listed patent is invalid or will not be infringed by the sale of the proposed product is called a “Paragraph IV” certification. Within 30 days of the filing of such an ANDA or 505(b)(2) NDA, the applicant must notify the NDA holder and patent owner that the application has been submitted, and provide the factual and legal basis for the applicant’s opinion that the patent is invalid or not infringed.

Once a patent-challenging ANDA or 505(b)(2) NDA has been filed, the NDA holder or patent holder may challenge the Paragraph IV certification by filing suit for patent infringement. If this is done within 45 days of receiving notice of the Paragraph IV certification, a one-time 30-month stay of FDA’s ability to approve the ANDA or 505(b)(2) application is triggered. The FDA may approve the proposed product before the expiration of the 30-month stay only if a court finds the patent invalid or not infringed, or if the court shortens the period because the parties have failed to cooperate in expediting the litigation.

Although restrictions under the consent decree currently preclude us from testing any new generic drugs under development that are made in our facilities, prior to entering into the consent decree, we had submitted ANDAs with the FDA seeking permission to market generic versions of several branded products, including varying strengths of the following:

•	Metadate CD® (methylphenidate hydrochloride) Extended-Release Capsules

•	Ritalin LA® (methylphenidate hydrochloride) Extended-Release Capsules

•	Focalin XR® (dexmethylphenidate hydrochloride) Extended-Release Capsules

With respect to each of these ANDA submissions, we have sought favorable court rulings in patent infringement actions filed against us by the sponsors of the branded products. Although we believe we have meritorious defenses to the infringement claims asserted against us in each of these lawsuits, we cannot be certain of the outcome, and a decision that a relevant patent is valid and infringed likely would significantly delay our ability to market any of these drugs. In addition, the litigation process itself can impose significant delays and expense. Further, although the consent decree does not specifically address these ANDA submissions, we anticipate that final approval of any of these ANDAs will not occur before the FDA has determined that we are compliant with cGMP regulations. See Note 16—“Commitments and Contingencies” of the Notes to the Consolidated Financial Statements included in this Annual Report on Form 10-K. On March 1, 2010, we entered into a Settlement Agreement to settle the patent infringement actions with respect to Ritalin LA® and Focalin XR®. See Note 16—“Commitments and Contingencies—Litigation and Governmental Inquiries” and Note 26— “Subsequent Events” of the Notes to the Consolidated Financial Statements included in this Annual Report on Form 10-K for more information regarding the settlement.

180-Day Exclusivity. Under certain circumstances, Hatch-Waxman rewards the first applicant that submits an ANDA containing a Paragraph IV certification with 180 days of marketing exclusivity, during which no later-filed Paragraph IV ANDA for a generic version of the same product can enter the market. The exclusivity does not block approval of products submitted in a 505(b)(2) NDA. The 180-day exclusivity is applied on a “product-by-product” basis, which means that the first applicant (or applicants, if submitting on the same day) to submit an ANDA with a Paragraph IV certification to any listed patent is eligible to receive the single period of exclusivity. Any later applicant that is the first to submit an ANDA containing a Paragraph IV certification to a different patent does not receive exclusivity. The 180-day exclusivity period is triggered only on the first commercial marketing of the first applicant’s (or first applicants’) generic product, but eligibility for exclusivity will be forfeited in certain circumstances, including if the applicant fails to come to market in a timely manner, withdraws the ANDA or all of its Paragraph IV certifications, enters into an anti-competitive agreement with the NDA holder or patent owners, or if all of the patents that earned the applicant the exclusivity expire. On forfeiture, any later-submitted ANDA may be approved once review of the application is complete.

Patent Term Restoration. Under Hatch-Waxman, a portion of the patent term lost during product development and FDA review of an NDA or 505(b)(2) NDA is restored if approval of the application is the first permitted commercial marketing of a drug containing the active ingredient. The patent term restoration period is generally one-half the time between the effective date of the IND and the date of submission of the NDA, plus the time between the date of submission of the NDA and the date of FDA approval of the product. The maximum period of restoration is five years, and the patent cannot be extended to more than 14 years from the date of FDA approval of the product. Only one patent claiming each approved product is eligible for restoration and the patent holder must apply for restoration within 60 days of approval. The U.S. Patent and Trademark Office, in consultation with the FDA, reviews and approves the application for patent term restoration.

Drug Products Marketed Without FDA Approval. Under the FDCA, FDA regulations, and statements of FDA policy, certain drug products are permitted to be marketed in the U.S. without prior approval. Within the past few years, the FDA has revised its enforcement policies, significantly limiting the circumstances under which these unapproved products may be marketed. If the FDA determines that a company is distributing an unapproved product that requires approval, the FDA may take enforcement action in a variety of ways, including product seizures and seeking a judicial injunction against distribution. Moreover, the FDA has said that, if it takes action against a company for an unrelated violation, it may expand its enforcement to other products manufactured or distributed by the company. Previously, in addition to drugs that have been subject to FDA review and approval, we manufactured and distributed a number of drug products without FDA approval. As part of the consent decree, we have agreed not to manufacture or distribute any drugs that require FDA approval unless we have obtained such FDA approval; when we resume production under the terms of the consent decree, any drug product requiring approval that we manufacture and commercially distribute will be the subject of an approved NDA, 505(b)(2) NDA, or ANDA.

Post-Approval/Marketing Obligations. Products manufactured or distributed pursuant to FDA approvals are subject to continuing regulation by the FDA, which include company obligations to manufacture products in accordance with cGMP, maintain and provide to the FDA updated safety and efficacy information, report adverse experiences with the product, keep certain records and periodic reports, obtain FDA approval of certain manufacturing or labeling changes, and comply with FDA promotion and advertising requirements and restrictions. Failure to meet these obligations can result in various adverse consequences, both voluntary and

FDA-imposed, including product recalls, withdrawal of approval, restrictions on marketing, and the imposition of civil fines and criminal penalties against the NDA holder. In addition, later discovery of previously unknown safety or efficacy issues may result in restrictions on the product, manufacturer or NDA holder.

Furthermore, new government requirements may be established that could delay or prevent regulatory approval of our products under development, or affect the conditions under which approved products are marketed. For instance, the Food and Drug Administration Amendments Act of 2007 provides the FDA with expanded authority over drug products after approval. This legislation enhanced the FDA’s authority with respect to post-marketing safety surveillance, including, among other things, the authority to require additional post-marketing studies or clinical trials, labeling changes as a result of safety findings, registration of clinical trials, and making clinical trial results publicly available.

Among other things, drug manufacturers and their subcontractors must register their establishments with the FDA and certain state agencies and list their products with the FDA. The FDA periodically inspects manufacturing facilities in the United States and abroad to assure compliance with the applicable cGMP regulations and other requirements. Facilities also are subject to inspections by other federal, foreign, state or local agencies. In complying with the cGMP regulations, manufacturers must continue to expend time, money and effort in recordkeeping and quality control to assure that the product meets applicable specifications and other post-marketing requirements. At the conclusion of an FDA inspection, the FDA investigator may issue a list of inspectional observations, documented on “Form 483.” Typically, a company has an opportunity to respond to the Form 483 observations and work with the FDA to address the agency’s concerns. Failure to comply with FDA’s cGMP regulations or other requirements can lead to civil, criminal, or administrative sanctions or remedies, including the suspension of manufacturing operations. On February 2, 2009, at the conclusion of an FDA inspection, we were issued a Form 483 that identified a number of instances of alleged cGMP noncompliance. As discussed elsewhere, we voluntarily suspended manufacturing and distribution of our products, and on March 2, 2009, we entered into a consent decree with the FDA regarding our drug manufacturing and distribution. See Item 1—“Business—(b) Significant Recent Developments—Discontinuation of Manufacturing and Distribution; Product Recalls; and the FDA Consent Decree” in this Annual Report on Form 10-K for more information.

Post-approval marketing and promotion of drugs is an area of particular FDA scrutiny and enforcement. Among the issues addressed by FDA regulations are print and broadcast advertising for prescription drugs, promotional activities involving the Internet, dissemination of materials regarding off-label uses of approved products, and sponsorship of scientific and educational activities. Failure to comply with FDA requirements can have negative consequences, including adverse publicity, enforcement letters from the FDA, mandated corrective advertising or communications with doctors, and civil or criminal penalties. Although physicians may prescribe legally available drugs for uses that are not described in the drug’s labeling (known as “off-label use”), manufacturers may not promote such off-label uses. Manufacturers may, however, engage with medical professionals in scientific or medical dialogue that involves information related to off-label uses, so long as it is done in a non-promotional manner.

Prescription Drug Marketing Act. The Prescription Drug Marketing Act (“PDMA”), which amended the FDCA, imposes detailed requirements on the distribution of prescription drug samples and requires state licensing of wholesale distributors of prescription drugs under federal guidelines that include minimum standards for storage, handling and record keeping. Many states also require registration of out-of-state drug manufacturers and distributors who sell products in their states, and may also impose additional requirements or restrictions on out-of-state firms. These requirements vary widely from state-to-state and are subject to change with little or no direct notice to potentially affected firms. Failure to comply with the PDMA or applicable state requirements can lead to sanctions, including substantial civil and criminal penalties and potential restrictions on sales or other activities within particular states.

International Approvals. For international markets, a pharmaceutical company is subject to regulatory requirements, inspections and product approvals substantially identical to those in the United States. In connection with any future marketing, distribution and license agreements that we may enter into, our licensees or we may accept or assume responsibility for such foreign regulatory approvals. The time and cost required to obtain these international market approvals may be different from those required for FDA approval.

U.S. Drug Enforcement Administration. The DEA regulates certain drug products containing controlled substances, such as opiods, and List I chemicals, such as pseudoephedrine, pursuant to the CSA. The CSA and DEA regulations impose specific requirements on manufacturers and other entities that handle these substances including with respect to registration, recordkeeping, reporting, storage, security and distribution. Recordkeeping requirements include accounting for the amount of product received, manufactured, stored and distributed. Companies handling either controlled substances or List I chemicals are also required to maintain adequate security and to report suspicious orders, thefts and significant losses. The DEA periodically inspects facilities for compliance with the CSA and its regulations. Failure to comply with current and future regulations of the DEA could lead to a variety of sanctions, including revocation or denial of renewal of DEA registrations, injunctions, or civil or criminal penalties.

We utilize controlled substances in certain of our current products and products in development and therefore must meet the requirements of the CSA and the related regulations administered by the DEA. These regulations relate to the manufacture, shipment, storage, sale and use of controlled substances. The DEA limits the availability of the active ingredients used in certain of our current products and products in development and, as a result, our procurement quota of these active ingredients may not be sufficient to meet commercial demand or complete clinical trials. We must annually apply to the DEA for procurement quota in order to obtain these substances. Any delay or refusal by the DEA in establishing our procurement quota for controlled substances could delay or stop our clinical trials or product launches, or could cause trade inventory disruptions for those products that have already been launched, which could have a material adverse effect on our business, financial condition, results of operations or cash flows

We are subject to the requirements of the CSA and DEA regulations in the handling of any controlled substances in schedules II-V or any of the List I chemicals identified in the CSA. Specifically, we are subject to regulation in the current manufacture and distribution of products containing pseudoephedrine, a List I chemical. As a result of a series of amendments to the CSA, the DEA has imposed increased restrictions on the manufacture and distribution of pseudoephedrine products. For example, the Comprehensive Methamphetamine Control Act of 1996 was enacted to authorize the DEA to monitor transactions involving chemicals that may be used illegally in the production of methamphetamine. The Comprehensive Methamphetamine Control Act of 1996 establishes certain registration and recordkeeping requirements for manufacturers of OTC cold, allergy, asthma and diet medicines that contain ephedrine, pseudoephedrine or phenylpropanolamine (PPA).

More recently, the Reauthorization Act of 2005 was signed into law on March 9, 2006. The Reauthorization Act of 2005 included the Combat Methamphetamine Epidemic Act. This law further amended the CSA and provided additional requirements for the sale of pseudoephedrine products. Among the various provisions, this national legislation places certain restrictions on the purchase and sale of all products that contain ephedrine, pseudoephedrine or PPA (List I chemical products). The CSA also imposed import and production quotas for List I chemicals, including pseudoephedrine.

The CSA, as amended, also imposed daily restrictions on the amount of List I chemical products a retailer may sell to a consumer (3.6 grams per day) and limitations on the amount of List I chemical products a consumer may purchase (9.0 grams) over a 30-day period. Further, effective September 30, 2006, the CSA requires that (a) retail sellers maintain a logbook that tracks the sales of List I chemical products to individuals, and (b) purchasers provide valid identification in order to purchase List I chemical products. Many states have also enacted legislation regulating the manufacture and distribution of pseudoephedrine products. We are subject to these state requirements as well.

Medicaid and Other Drug Reimbursement Programs. Government reimbursement programs include Medicare, Medicaid, the 340B drug pricing program, TriCare and State Pharmacy Assistance Programs established according to statute, government regulations and policy. The Centers for Medicare and Medicaid Services (“CMS”) administers the Medicaid drug rebate agreements between the federal government and pharmaceutical manufacturers. Federal law requires that a pharmaceutical manufacturer, as a condition of having its products receive federal reimbursement under Medicaid and Medicare Part B, must pay rebates to state Medicaid programs for all units of its pharmaceuticals that are dispensed to Medicaid beneficiaries and paid for by a state Medicaid program under a fee-for-service arrangement. (In addition, some states require supplemental rebates as a condition of including the manufacturer’s drug on the state Medicaid program’s Preferred Drug List.) Pursuant to recently enacted health reform legislation, rebates will be due on both Medicaid fee-for-service utilization as well as utilization of Medicaid managed care organizations; however, the timing of the implementation of this change remains unclear because it requires revisions to agreements between state Medicaid programs and such organizations.

This federal requirement is effectuated through the Medicaid rebate agreement, which is between each manufacturer and the Secretary of Health and Human Services. The agreement provides that the drug manufacturer will remit a rebate to each state Medicaid agency, on a quarterly basis. Pursuant to recently enacted health reform legislation, effective for rebate periods after December 31, 2009, the rebates are as follows: for noninnovator products, in general generic drugs marketed under ANDAs, the rebate amount is 13% of the Average Manufacturer Price (“AMP”) for the quarter; for innovator products, in general brand-name products marketed under NDAs, the rebate amount is the greater of 23.1% of the AMP for the quarter or the difference between such AMP and the best price for that same quarter. The 23.1% is lowered to 17.1% for certain clotting factor and pediatric drug products. An additional rebate for innovator products is payable in the amount by which, if any, the product’s AMP has increased at a rate faster than inflation since the product’s launch. Recently enacted health reform legislation changes the additional rebate formula for certain products that qualify as new formulations of existing drugs, effective for drugs paid for by a state as of the first quarter of calendar year 2010, so that the additional rebate for such products can be increased and based on the additional rebate for the original drug. It also caps the total rebate amount for innovator drugs at 100% of the AMP.

We have a Medicaid rebate agreement in effect with the federal government. Federal and/or state governments have and are expected to continue to enact measures aimed at reducing the cost of drugs to such governmental payers as well as the public, including the enactment in December 2003 of Medicare legislation that expanded the scope of Medicare coverage to include outpatient drugs (Part D), starting in January 2006, the Deficit Reduction Act of 2005 (the “DRA”), as well as recently enacted health reform legislation. We cannot predict the nature of such measures or their impact on our profitability. Various states have in recent years also adopted Medicaid supplemental drug rebate programs that are intended to provide the individual states with additional manufacturer rebates on Medicaid utilization over and above those required under a manufacturer’s federal Medicaid agreement. States also have created drug coverage and corresponding manufacturer rebate programs for non-Medicaid populations, known as state pharmaceutical assistance programs. These rebate programs are generally designed to mimic the federal drug rebate program in terms of how the manufacturer rebates are calculated. Although there are a number of Medicaid supplemental and state pharmacy assistance rebate programs in which we participate, they are insignificant in the aggregate compared to our quarterly Medicaid drug rebate obligations.

The DRA amended the Medicaid statute in a number of ways, including to revise the methodology for the calculation of federal upper limits, a type of cap on the amounts a state Medicaid program can reimburse pharmacies for multiple source drugs (drugs where there are at least two equivalent versions on the market, for example, a branded and a generic version, or two or more generic versions) dispensed to Medicaid patients, and AMP, as well as to require the public availability of AMP data.

In July 2007, CMS issued a final rule regarding the calculation of AMP as well as the other statutory amendments made by the DRA. This rule, as required by the DRA amendments, requires CMS to use AMP to calculate federal upper limits. Prior to the enactment of this legal requirement, CMS typically used the Average Wholesaler Price (“AWP”) or Wholesaler Acquisition Cost (“WAC”) in the calculation of federal upper limits.

The rule also rejected requests to postpone the public availability of AMP data. In mid-December 2007, a preliminary injunction was granted, resulting in postponement of the actual implementation of these aspects of the DRA and the rule such that AMP currently cannot be used to calculate federal upper limits and also cannot be disclosed to the public. The relevant court case is still pending and the injunction remains in place, resulting in a continual postponement of the implementation of these requirements. We do not know how the new methodology for calculating federal upper limits, if implemented, will affect our pharmacy customers or to what extent these customers will seek to pass on any decrease in Medicaid reimbursements to us. We cannot predict how the sharing of manufacturer-specific data may impact competition in the marketplace. Recently enacted health reform legislation also will affect these issues. Effective fourth quarter of calendar year 2010, the federal upper limit will be calculated using a weighted average AMP, based only on those multiple source drugs that are nationally available for purchase by retail community pharmacies and where there are three or more equivalent versions of the product on the market. The definition of AMP also will change, which may affect the Medicaid rebate amount, as described above. In addition, this legislation will change the publicly available AMP data to include only weighted average monthly AMPs as well as average retail survey prices determined by the Medicaid program.

A manufacturer must also participate in the 340B drug pricing program in order for federal funds to be available to pay for the manufacturer’s drugs under Medicaid and Medicare Part B. Under this program, the participating manufacturer agrees to charge statutorily-defined covered entities no more than the 340B discounted price for the manufacturer’s covered outpatient drugs. The formula for determining the discounted purchase price is defined by statute and is based on the AMP and rebate amount for a particular product as calculated under the Medicaid drug rebate program, discussed above. To the extent that recently enacted health reform legislation, as discussed above, causes the statutory and regulatory definitions of AMP and the Medicaid rebate amount to change, these changes also will impact the discounted purchase prices that a manufacturer is obligated to provide under this program. This same health reform legislation also expands the 340B drug pricing program to include new entity types and obligates manufacturers to sell to covered entities if they sell to any other purchaser, effective for drugs purchased on or after January 1, 2010.

The recently enacted health care reform legislation currently is the subject of further proposed amendments in Congress, which if passed, could further impact these programs and us.

There has been enhanced political attention, governmental scrutiny and litigation at the federal and state levels of the prices paid or reimbursed for pharmaceutical products under Medicaid and other government programs. See Item 1A—“Risk Factors—Investigations of the calculation of average wholesale prices may adversely affect our business” and Note 16—“Commitments and Contingencies—Litigation and Governmental Inquiries” of the Notes to the Consolidated Financial Statements included in this Annual Report on Form 10-K.

Federal Contracting/Pricing Requirements. We also make our products available for purchase by authorized users of the Federal Supply Schedule, or FSS, of the General Services Administration pursuant to our FSS contract with the Department of Veterans Affairs. Under the Veterans Health Care Act of 1992, or the VHCA, we are required to offer deeply discounted FSS contract pricing to four federal agencies—the Department of Veterans Affairs, the Department of Defense, the Coast Guard and the Public Health Service (including the Indian Health Service)—for federal funding to be made available to pay for our products under the Medicaid program and Medicare Part B, and for our products to be eligible to be purchased by those four federal agencies and certain federal grantees. FSS pricing to those four federal agencies must be equal to or less than the “Federal Ceiling Price,” which is, at a minimum, 24% off the Non-Federal Average Manufacturer Price, or “Non-FAMP,” for the prior fiscal year. In addition, if we are found to have knowingly submitted false information to the government, the VHCA provides for civil monetary penalties not to exceed $100,000 per false item of information in addition to other penalties available to the government.

Tricare Retail Program. On March 17, 2009, the Department of Defense (“DoD”) Tricare Management Activity (“TMA”) issued a Final Rule pursuant to Section 703 of the National Defense Authorization Act of 2008

(“NDAA”) to establish a program under which it will seek Federal Ceiling Price-based rebates from drug manufacturers on Tricare retail utilization. Under the Final Rule, which became effective May 26, 2009, DoD asserts an entitlement to rebates on Tricare Retail Pharmacy utilization from January 28, 2008 forward, unless TMA grants a waiver or compromise of amounts due from quarters that have passed prior to execution of a voluntary agreement with DoD. Ther-Rx submitted a request for waiver for the entirety of its rebate liability based on utilization occurring on or after January 28, 2008, and before July 15, 2009, the effective date of its Tricare voluntary rebate agreement with DoD. The total amount for which a waiver was requested is approximately $500,000. ETHEX did not request a waiver, instead opting to pay all rebate liability since the date of enactment of the NDAA. ETHEX also entered into a Tricare voluntary rebate agreement with DoD, which became effective July 13, 2009.

Pursuant to the terms of the Final Rule, during the pendency of Ther-Rx’s waiver request, we are not required to pay rebates for amounts subject to the request and DoD considers our company in compliance with the requirements of the Final Rule with respect to the requirement to pay such amounts. In addition, in the event that DoD does not grant our request in full, we have reserved the right to challenge DoD’s assertion that it is owed rebates based on Tricare retail utilization from the date of enactment of the NDAA and prior to the execution of a voluntary agreement.

The Final Rule provides that, absent an agreement from the manufacturer to provide Tricare retail rebates, DoD will designate the manufacturer’s product(s) as Tier 3 (non-formulary) and require that beneficiaries obtain prior authorization in order for the product(s) to be dispensed at a Tricare retail pharmacy. Moreover, DoD has asserted in the Final Rule the right to apply offsets and/or proceeds under the Debt Collection Act, in the event that a company does not pay rebates. DoD required rebate agreements to be submitted by manufacturers on or before June 1, 2009. We submitted proposed voluntary pricing for both Ther-Rx and ETHEX in a timely manner.

Per the Final Rule, rebates are computed by subtracting the applicable FCP from the corresponding Annual Non-FAMP. We believe the estimated liability for Tricare retail utilization from January 28, 2008 through July 14, 2009 is approximately $500,000. It is possible that, pursuant to the waiver request submitted by us, in accordance with the provisions of the Final Rule, DoD will agree to accept a lesser sum or waive payment of the entire amount for these pre-agreement periods.

Anti-Kickback and False Claims Statutes. In addition to the FDA restrictions on marketing of pharmaceutical products, several other types of state and federal laws have been applied to restrict certain marketing practices in the pharmaceutical and medical device industries in recent years. These laws include anti-kickback statutes and false claims statutes.

The federal health care program anti-kickback statute prohibits, among other things, knowingly and willfully offering, paying, soliciting, or receiving remuneration to induce or in return for purchasing, leasing, ordering, or arranging for the purchase, lease, or order of any health care item or service reimbursable under Medicare, Medicaid, or other federally financed healthcare programs. This statute has been interpreted to apply to arrangements between pharmaceutical manufacturers on the one hand and prescribers, purchasers, and formulary managers on the other. Although there are a number of statutory exemptions and regulatory safe harbors protecting certain common activities from prosecution, the exemptions and safe harbors are drawn narrowly, and practices that involve remuneration to individuals or entities in a position to prescribe, purchase, or recommend our products may be subject to scrutiny if they do not qualify for an exemption or safe harbor.

Federal false claims laws prohibit any person from knowingly presenting, or causing to be presented, a false claim for payment to the federal government, or knowingly making, or causing to be made, a false statement to get a false claim paid or to reduce an amount owed to the federal government. Recently, several pharmaceutical and other health care companies have been prosecuted under these laws for allegedly providing free product to customers with the expectation that the customers would bill federal programs for the product or for allegedly misreporting the pricing data on which Medicaid rebates are calculated so as to reduce the amount of rebates owed to state Medicaid programs. Other companies have been prosecuted for causing false claims to be submitted because of the company’s marketing of the product for unapproved, and thus non-reimbursable, uses. The majority of states also have statutes or regulations similar to the federal anti-kickback law and false claims laws, which apply to items and services reimbursed under Medicaid and other state programs, or, in several states, apply regardless of the payor. Sanctions under these federal and state laws may include civil monetary penalties, exclusion of a manufacturer’s products from reimbursement under government programs, debarment from contracting with the government, criminal fines, and imprisonment.

Environment

We do not expect that compliance with federal, state or local provisions regulating the discharge of materials into the environment or otherwise relating to the protection of the environment will have a material effect on our capital expenditures, earnings or competitive position.

Employees

We have realigned and restructured our sales force and our production workforce. As a result of such measures, we have reduced our employee headcount from approximately 1,700 on December 31, 2008 to approximately 680 on February 28, 2010. As of March 31, 2009, we employed a total of 610 employees.

Executive Officers of Our Company

The following is a list of our current executive officers, their ages, their positions with our company and their principal occupations for at least the past five years.

Name	Age	Position Held and Past Experience
David A. Van Vliet	54	Interim President and Interim Chief Executive Officer since December 2008; President and Chief Executive Officer, ETHEX Corporation from August 2008 to December 2008; Chief Administration Officer of our company from September 2006 to August 2008; member of the Board of our company from August 2004 to September 2006; President and Chief Operating Officer of Angelica Corporation from June 2005 to September 2006; President and Chief Executive Officer of Growing Family, Inc. from 1998 to June 2005.

Michael S. Anderson	60	President and Chief Executive Officer, ETHEX Corporation since December 2008; Corporate Vice President, Industry Presence and Development from February 2006 to December 2008; Chief Executive Officer, Ther-Rx Corporation from February 2000 to February 2006.

Paul T. Brady	46	Corporate Vice President, Business Development Administration of our company since 2007; President, Particle Dynamics, Inc. since 2003; Senior Vice President and General Manager, International Specialty Products Corporation from June 2002 to January 2003; Senior Vice President, Commercial Director, North and South America International Specialty Products from 2000 to 2002.

Gregory J. Divis, Jr.	42	President, Ther-Rx Corporation since July 2007; Vice President, Business Development and Life Cycle Management, Sanofi-Aventis U.S. from February 2006 to July 2007; Vice President Sales, Respiratory East, Sanofi-Aventis U.S. from June 2004 to February 2006; Executive Director, Sales and Marketing National Accounts, Reliant Pharmaceuticals from December 2003 to June 2004; Vice President and Country Manager United Kingdom and Ireland, Schering-Plough from May 2002 to December 2003; Vice President, Field Operations Oncology-Biotech Division, Schering-Plough from October 2000 to April 2002.

Name	Age	Position Held and Past Experience
Janice C. Forsyth	56	General Counsel, Vice President and Secretary of our company since January 2010; Vice President and Deputy General Counsel, Express Scripts, Inc. from May 2005 to December 2009; Vice President and Chief Compliance Officer, Express Scripts, Inc. from January 2000 to May 2005.

Thomas S. McHugh	45	Interim Chief Financial Officer, Interim Treasurer, Vice President of Finance and Corporate Controller since September 2009; Chief Accounting Officer since February 2010; Vice President of Finance and Corporate Controller of our company from January 2009 to September 2009; Managing Director and Global Controller, BearingPoint, Inc. from December 2005 to November 2008; Chief Financial Officer, Huttig Building Products, Inc., from 2000 to 2005.

Available Information

We make available, free of charge through our Internet website (http://www.kvpharmaceutical.com), our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K and amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after we electronically file these reports with, or furnish them to, the SEC. Also, copies of our Corporate Governance Guidelines, Audit Committee Charter, Compensation Committee Charter, Nominating and Corporate Governance Committee Charter, Code of Ethics for Senior Executives and Standards of Business Ethics for all directors and employees are available on our website, and available in print to any shareholder who requests them. The information posted on our website is not incorporated into this Annual Report on Form 10-K.

In addition, the SEC maintains an Internet website (http://www.sec.gov) that contains reports, proxy and information statements, and other information regarding registrants that file electronically with the SEC.

Item 1A.	Risk Factors

We operate in a rapidly changing environment that involves a number of risks, some of which are beyond our control. The following risk factors could have a material adverse effect on our business, financial position, results of operations or cash flows. These risk factors may not include all of the important risks that could affect our business or our industry that could cause our future financial results to differ materially from historic or expected results or that could cause the market price of our common stock to fluctuate or decline. The following discussion of our risk factors should be read in conjunction with the Consolidated Financial Statements and related notes included in this Annual Report on Form 10-K. Because of these and other factors, past financial performance should not be considered an indication of future performance.

There is substantial doubt about our ability to continue as a going concern.

There is substantial doubt about our ability to continue as a going concern. Our consolidated financial statements included in this Annual Report on Form 10-K are prepared using accounting principles generally accepted in the United States applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The historical consolidated financial statements included in this Annual Report on Form 10-K do not include any adjustments that might be necessary if we are unable to continue as a going concern.

The assessment of our ability to continue as a going concern was made by management considering, among other factors: (i) our need to obtain additional capital; (ii) the suspension of shipment of all products manufactured by us and the requirements under the consent decree with the FDA; (iii) the timing and number of approved products that will be reintroduced to the market and the related costs; (iv) the potential outcome with respect to the governmental inquiries, litigation or other matters described in Note 16—“Commitments and

Contingencies” of the Notes to the Consolidated Financial Statements included in this Annual Report on Form 10-K; and (v) our ability to comply with debt covenants. Our assessment was further affected by our fiscal year 2009 net loss of $313.6 million and the outstanding balance of cash, cash equivalents and short-term marketable securities of $75.7 million as of March 31, 2009. For periods subsequent to March 31, 2009, we expect losses to continue because we are unable to generate any significant revenues from our own manufactured products until we are able to resume shipping certain or many of our approved products, which currently is not expected to occur until the fourth quarter of calendar year 2010 at the earliest. In addition, we must meet ongoing operating costs as well as costs related to the steps we are currently taking to prepare for reintroducing our approved products to the market. If we are not able to obtain the FDA’s clearance to resume manufacturing and distribution of our approved products in a timely manner and at a reasonable cost, our financial position, results of operations, cash flows and liquidity will continue to be materially adversely affected. These conditions raise substantial doubt about our ability to continue as a going concern.

We believe that we are not in compliance with one or more of the requirements of our mortgage loan arrangement as of March 31, 2009 (see Note 14—“Long-Term Debt” of the Notes to the Consolidated Financial Statements included in this Annual Report on Form 10-K). Failure by us to comply with the requirements of the mortgage loan arrangement or to otherwise receive a waiver from the mortgage lender for any noncompliance could result in our outstanding mortgage debt obligation accelerating and immediately becoming due and payable. If the acceleration occurs and the mortgage debt is not immediately paid in full, an event of default could also be deemed to have occurred under the $200 million principal amount of 2.5% Contingent Convertible Subordinated Notes. If an event of default is deemed to have occurred on the Notes, the principal amount plus any accrued and unpaid interest could also become immediately due and payable. The acceleration of these outstanding debt obligations would materially adversely affect our business, financial condition and cash flows.

Based on current financial projections, we believe the continuation of our company as a going concern is primarily dependent on our ability to address, among other factors: (i) our need to obtain additional capital; (ii) the suspension of shipment of all products manufactured by us and the requirements under the consent decree with the FDA; (iii) the timing and number of approved products that will be reintroduced to the market and the related costs; (iv) the potential outcome with respect to the governmental inquiries, litigation or other matters described in Note 16—“Commitments and Contingencies” of the Notes to the Consolidated Financial Statements included in this Annual Report on Form 10-K; and (v) our ability to comply with debt covenants. While we address these matters, we must continue to meet expected near-term obligations, including normal course operating cash requirements and costs associated with reintroducing our approved products to the market (such as costs related to our employees, facilities and FDA compliance), remaining payments associated with the acquisition of the rights to Gestiva™ (see Note 6—“Acquisitions” and Note 26—“Subsequent Events” of the Notes to the Consolidated Financial Statements included in this Annual Report on Form 10-K), the financial obligations pursuant to the plea agreement (see Item 1—“Business—(b) Significant Recent Developments—Plea Agreement with the U.S. Department of Justice” included in this Annual Report on Form 10-K), as well as the significant costs, such as legal and consulting fees, associated with the steps taken by us in connection with the consent decree and the litigation and governmental inquiries. If we are not able to obtain the FDA’s clearance to resume manufacturing and distribution of our approved products in a timely manner and at a reasonable cost, and/or if we experience adverse outcomes with respect to any of the governmental inquiries or litigation described in Note 16—“Commitments and Contingencies” of the Notes to the Consolidated Financial Statements included in this Annual Report on Form 10-K, our financial position, results of operations, cash flows and liquidity will continue to be materially adversely affected.

In the near term, we are focused on meeting the requirements of the consent decree, which will allow our approved products to be reintroduced to the market, and are pursuing various means to increase cash. Since March 31, 2009, we have generated non-recurring cash proceeds to support our on-going operating and compliance requirements from the receipt of tax refunds, the monetization of our ARS and the sale of certain other assets (see Note 26—“Subsequent Events” of the Notes to the Consolidated Financial Statements included in this Annual Report on Form 10-K for more information regarding the cash received). We also generated cash from the sale of certain products not manufactured by us under the distribution and supply agreement with

Purdue (see Note 16—“Commitments and Contingencies” of the Notes to the Consolidated Financial Statements included in this Annual Report on Form 10-K). While these cash proceeds were sufficient to meet near-term cash requirements, we are pursuing ongoing efforts to increase cash including the continued implementation of cost savings, divestiture of PDI and other assets and the return of certain or many of our approved products to market in a timely manner. In addition, in order to continue to meet the expected near-term obligations described above, we will still need to obtain additional capital through additional asset sales. Based on our continuing assessment and identification of assets for future sale and the results of the currently proposed asset sales, we may elect to engage in external financing efforts. We currently do not anticipate issuing equity securities to raise additional capital. However, we continue to evaluate our capital needs and availability of financing to assess and identify the best available external financing alternatives. We cannot provide assurance that we will be able to realize the cost reductions we anticipate from reducing our operations or our employee base, that some or many of our approved products can be returned to the market in a timely manner, that our higher profit approved products will return to the market in the near term, that we can obtain additional cash through asset sales, or that external financing can be obtained when needed, under acceptable terms or in the amounts required. If we are unsuccessful in our efforts to sell assets and raise additional capital in the near term, we will be required to further reduce our operations, including further reductions of our employee base, or we may be required to cease operations in order to offset the lack of available funding.

We may not be able to raise sufficient funds to continue our current operations.

We are expending significant efforts to raise additional capital by, among other things, pursuing asset sales (as described in the next risk factor). We may also pursue obtaining bank loans and/or engaging in debt and/or equity financings. We have retained Morris Anderson & Associates Ltd., a financial and management consulting firm, to advise us with respect to restructuring our operations and cash management efforts. We also have retained Robert W. Baird & Co. Incorporated to advise us with respect to raising additional capital.

Our ability to obtain additional capital has been and continues to be materially and negatively affected by a number of factors. The current and evolving credit market condition and general adverse economic conditions have caused the cost of prospective debt and equity financings to increase considerably. These circumstances have materially adversely affected liquidity in the financial markets, making terms for certain financings unattractive, and in some cases have resulted in the unavailability of financing. We also anticipate that the uncertainty created by the ongoing governmental inquiries and private litigation, steps taken by us in connection with the nationwide recall and suspension of shipment of all products manufactured by us, the consent decree, and the uncertainty with respect to when we will resume shipment of our products, if at all, will affect our ability to obtain capital on a timely basis, or at all. In light of the factors described above, we may not be able to obtain additional capital. Even if we are able to obtain additional financing or issue debt securities under these circumstances, the cost to us will likely be high and the terms and conditions are likely to be onerous. In addition, if we were to issue equity securities, such securities likely would be priced at or below current market prices. As a result, sales of equity securities at or below current market prices likely would result in substantial dilution for current shareholders who purchased our equity securities at or above current market prices.

If we are unsuccessful in our initiative to raise additional capital, our cash balances could deteriorate further, which could have a material adverse effect on our ability to continue as a going concern.

We have decided to sell certain assets. Such sales could pose risks and may materially adversely affect our business. Our failure to liquidate or sell assets on terms favorable to us, or at all, could have a material adverse effect on our financial condition and cash flows.

We currently plan to sell certain of our assets, such as our PDI subsidiary. However, due to the general economic slowdown, we will likely be exposed to risks related to the overall macro-economic environment, including a lower rate of return than we have historically experienced on our invested assets and being limited in our ability to sell assets.

As noted above, we plan to market for sale certain assets and will seek to identify other assets for potential sale. However, we cannot provide any assurance that we will be successful in finding suitable purchasers for the sale of such assets. Even if we are able to find purchasers, we may not be able to obtain attractive terms and conditions for such sales, including attractive pricing. In addition, divestitures of businesses may also involve a number of risks, including the diversion of management and employee attention, significant costs and expenses, the loss of customer relationships, a decrease in revenues and earnings associated with the divested business, and the disruption of operations in the affected business. In addition, divestitures potentially involve significant post-closing separation activities, which could involve the expenditure of significant financial and employee resources. Our inability to consummate identified sales or manage the post-separation transition arrangements could adversely affect our business, financial condition, results of operations and cash flows. If we are unsuccessful in our initiative to raise additional capital through asset sales, our cash balances could deteriorate further, which could have a material adverse effect on our ability to remain a going concern.

If we are unable to address the issues identified in the consent decree and resume manufacturing and distribution of some or all of our approved products in a timely and cost effective manner, our business, financial position, results of operations and cash flows will continue to be materially adversely affected.

On March 2, 2009, we entered into a consent decree with the FDA regarding our drug manufacturing and distribution, which is described in more detail under Item 1—“Business—(b) Significant Recent Developments” in this Annual Report on Form 10-K. Our actions and the requirements under the consent decree have had, and are expected to continue to have, a material adverse effect on our liquidity position and operating results. We do not expect to generate any significant revenues from products that we manufacture until we resume shipping certain or many of our approved products. In the meantime, we must meet ongoing operating costs related to our employees, facilities and FDA compliance, as well as costs related to the steps we currently are taking to prepare for reintroducing our products to the market.

The consent decree requires us, before resuming manufacturing, to retain an independent cGMP expert to undertake a review of our facilities, policies, procedures and practices and to certify compliance with the FDA’s cGMP regulations. On January 13, 2010, our independent cGMP expert, Lachman, notified the FDA that it had performed a comprehensive inspection and that our facilities and controls are in compliance with cGMP and the consent decree with respect to the first group of products that we seek to manufacture and market. Once a certification from Lachman consultants regarding the first group of products that we seek to manufacture and market is issued, we expect that the FDA will re-inspect our facilities and determine whether our facilities are in compliance. A successful FDA inspection is a prerequisite to us resuming shipment of our products. We cannot predict with certainty the timing or the outcome of the product certification or the inspection.

We currently do not expect to resume product shipments until the fourth quarter of calendar year 2010 at the earliest. In addition, we expect that any resumption of shipments will be limited initially to certain selected products and will be expanded incrementally thereafter. Despite our efforts, there can be no assurance that our initiatives intended to comply with the requirements under the consent decree and enable us to reintroduce certain of our approved products to the market will be successful within the time frames currently projected by management or at all. If we are not able to obtain FDA’s permission to resume manufacturing and distribution of our products in a timely manner at a reasonable cost, our business, financial position, results of operations and cash flows will continue to be materially adversely affected, which would have a material adverse effect on our ability to continue as a going concern.

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

Even if we are able to address the issues identified in the consent decree and resume manufacturing and distribution of some or all of our approved products in a timely and cost effective manner, our business, financial position, results of operations and cash flows could continue to be materially adversely affected.

As discussed above, we have been unable to manufacture or ship any of our products for an extended period of time. We operate in a highly competitive industry and it is possible that, even if we are able to return some or all of our approved products to the market, certain of our existing customers will purchase smaller quantities or no quantities of our products. Such a potential loss of market share would likely result in limiting the prices we are able to charge for our approved products, which will negatively impact our gross margin.

In addition, our financial position is expected to be adversely affected by our inability to manufacture and distribute our unapproved products until such time as there is an approved ANDA or NDA for each such product, which will only occur if we decide to pursue, and are able to fund, the studies required for such approvals. It is possible that we may not be able to return all or many of our unapproved products to the market. Moreover, entering into the consent decree may have damaged our reputation in the market, which could result in a competitive disadvantage. Furthermore, general economic conditions, industry cycles and financial, business and other factors affecting our operations, many of which are beyond our control, may affect our future performance. Therefore, even after we are able to resume manufacturing and shipment of our approved products, our business might not continue to generate cash flow at or above historic levels, which could have a material adverse effect on our financial position, results of operations and cash flows.

We face continuing risks in connection with the plea agreement with the Department of Justice related to allegations of failure to make and submit field alert reports to the FDA in September 2008.

As more fully described in Item 1—“Business—(b) Significant Recent Developments—Plea Agreement with the U.S. Department of Justice” in this Annual Report on Form 10-K, at the recommendation of the Special Committee, our Board approved entering into a plea agreement with the Department of Justice that relates to allegations of failure to make and submit field alert reports to the FDA in September 2008 regarding the discovery of certain undistributed tablets that failed to meet product specifications. In exchange for the voluntary guilty plea by ETHEX, the Department of Justice agreed that no further federal prosecution will be brought in the Eastern District of Missouri against ETHEX, KV or Ther-Rx regarding allegations of the misbranding and adulteration of any oversized tablets of drugs manufactured by us, and the failure to file required reports regarding these drugs and patients’ use of these drugs with the FDA, during the period commencing on January 1, 2008 through December 31, 2008. However, the plea agreement does not bind any governmental office or agency other than the United States Attorney for the Eastern District of Missouri and the Office of Consumer Litigation and we cannot rule out regulatory or other actions by governmental entities not party to the plea agreement. In addition, the plea agreement does not limit the rights and authority of the United States of America to take any civil, tax or administrative action against us, and any recommendation in the plea agreement as to the amount of loss or restitution is not binding upon the United States in any civil or administrative action by the government against us.

We may also become subject to claims by private parties with respect to the alleged conduct that is the subject of the plea agreement.

Pursuant to the plea agreement, we are subject to a criminal fine in the aggregate amount of $23.4 million, payable in four installments. If we fail to make any of the installment payments, the United States Attorneys Office, in its sole discretion, may void the plea agreement, keep any payments already made under the plea agreement and prosecute us using, among other evidence, the admissions made in the plea agreement.

An adverse resolution of the private litigation and governmental inquiries could have a material adverse effect on our business, financial condition, results of operations and cash flows.

We are fully cooperating in certain governmental matters, including the SEC informal inquiry and the pending investigation by the Office of Inspector General of HHS into potential false claims under Title 42 of the U.S. Code. (See Note 16—“Commitments and Contingencies” of the Notes to the Consolidated Financial Statements included in this Annual Report on Form 10-K.) We are not aware whether, or the extent to which, any pending governmental inquiries and/or related private litigation might result in the payment of fines or penalties or the imposition of operating restrictions on our business; however, if we are required to pay fines or penalties, the amount could be material.

Furthermore, any governmental enforcement action could require us to operate under significant restrictions, place substantial burdens on management, hinder our ability to attract and retain qualified employees and/or cause us to incur significant costs. The pending governmental inquiries could result in, among other things, indictment and criminal prosecution of our company or one or more of our subsidiaries. Any indictment, conviction or settlement arising out of these inquiries could result in our company or one or more of our subsidiaries being excluded from participation in federal healthcare programs and could have a material adverse effect on our business, financial condition, results of operations and future prospects.

In connection with the guilty plea by ETHEX pursuant to the plea agreement, ETHEX is expected to be excluded from participation in federal healthcare programs, including Medicare and Medicaid. As a result, HHS may use its discretionary authority to seek to similarly exclude our company from participation in federal healthcare programs. While we are in receipt of correspondence from the HHS stating that, absent any transfer of assets or operations that would trigger successor liability, HHS has no present intent to exercise its discretionary authority to exclude our company as a result of the guilty plea by ETHEX, we cannot provide any assurance regarding the stance the HHS is likely to take in the future. In addition, HHS may impose operating restrictions on us or subject us to requirements that could have a material adverse effect on our business, financial condition, results of operations and future prospects.

In addition, we are subject to a number of private litigation matters as more fully described in Note 16— “Commitments and Contingencies” of the Notes to the Consolidated Financial Statements included in this Annual Report on Form 10-K. If we do not prevail in one or more pending lawsuits, we may be required to pay a significant amount of monetary damages.

Our ongoing private litigation and governmental inquiries also could impair our ability to raise additional capital.

Continuing negative publicity from the consent decree, the plea agreement and ongoing litigation and governmental inquiries may have a material adverse effect on our business, financial condition, results of operations and cash flows.

As a result of the consent decree, the plea agreement, ongoing litigation and governmental inquiries and related matters, we have been the subject of negative publicity. This negative publicity may harm our relationships with current and future investors, government regulators, employees, customers and vendors. For example, negative publicity may adversely affect our reputation, which could harm our ability to obtain new customers, maintain existing business relationships with other parties and maintain a viable business in the future. Also, it is possible that the negative publicity and its effect on our work environment could cause our employees to terminate their employment or, if they remain employed by us, result in reduced morale that could have a material adverse effect on our business. In addition, negative publicity has and may continue to adversely affect our stock price and, therefore, employees and prospective employees may also consider our stability and the value of any equity incentives when making decisions regarding employment opportunities. As a result, our business, financial condition, results of operations and cash flows could be materially adversely affected.

The consent decree, the plea agreement, the ongoing private litigation and governmental inquiries, and the internal investigation by the Audit Committee have resulted in significant fees, costs and expenses, diverted management time and resources, and could have a material adverse effect on our business, financial condition and cash flows.

We have incurred significant costs associated with, or consequential to, the steps taken by us in connection with the nationwide recall and suspension of shipment of all products manufactured by us, the requirements under the consent decree, the plea agreement, the ongoing private litigation and governmental inquiries, and the internal investigation by the Audit Committee, including legal fees (including advancement of legal fees to individuals pursuant to our indemnification obligations), accounting fees, consulting fees and similar expenses. Although we believe that a portion of these expenditures may be recoverable from insurance policies that we have purchased, the insurance does not extend to all of these expenditures, the insurance limits may be insufficient even with respect to expenditures that would otherwise be covered, and the insurance carriers have reserved their rights to contest coverage under the insurance policies on multiple grounds. In addition, our Board, management and employees have expended a substantial amount of time in connection with these matters, diverting resources and attention that would otherwise have been directed toward our operations and implementation of our business strategy.

We expect to continue to spend additional time and incur significant additional professional fees, expenses and costs, including administrative expenses similar to those discussed above, as well as costs associated with the Remedial Framework, including supplements, approved by the Audit Committee and adopted, either directly or through the Special Committee, by the Board.

Pursuant to the plea agreement, we are subject to fines, restitution and forfeiture in the aggregate amount of $27.6 million. In addition, we are not aware whether, or the extent to which, any pending governmental inquiries and/or related private litigation might result in the payment of fines or penalties or the imposition of operating restrictions on our business; however, if we are required to pay fines or penalties, the amount could be material. In addition, if we do not prevail in one or more pending lawsuits, we may be required to pay a significant amount of monetary damages, which could have a material adverse effect on our financial position, results of operations and cash flows.

We have been unable to timely file our periodic reports with the SEC.

We have not filed with the SEC our Quarterly Reports on Form 10-Q for the quarters ended September 30, 2008 (the “September 2008 Form 10-Q”), December 31, 2008 (the “December 2008 Form 10-Q”), June 30, 2009, September 30, 2009 and December 31, 2009. In addition, KPMG LLP was unable to complete the SAS 100 review of the unaudited consolidated financial statements accompanying our Quarterly Report on Form 10-Q for the first fiscal quarter ended June 30, 2008 (the “June 2008 Form 10-Q”), filed by the Company with the SEC on August 11, 2008. As previously disclosed on our Current Report on Form 8-K filed with the SEC on February 10, 2010, we concluded that the unaudited financial statements accompanying the June 2008 Form 10-Q contained errors in the application of certain accounting practices and procedures and should no longer be relied upon.

On the same day this Annual Report on Form 10-K was filed with the SEC, we also filed the September 2008 Form 10-Q, the December 2008 Form 10-Q and an amendment to the June 2008 Form 10-Q which will contain the restatement of our consolidated balance sheet as of June 30, 2008 and the related consolidated statement of income and cash flows for the three months ended June 30, 2008. We are in the process of preparing the Quarterly Reports on Form 10-Q for the quarters ended June 30, 2009, September 30, 2009 and December 31, 2009. However, we are unable at this time to estimate when these reports will be filed with the SEC.

Our efforts to become current with our SEC filings have required and will continue to require substantial management time and attention as well as additional accounting and legal expense. In addition, if we are unable to become current with our filings with the SEC, we may face several adverse consequences. Investors in our securities will not have information regarding the current state of our business and financial condition with which to make decisions regarding investment in our securities. When this information does become available to investors, it may result in an adverse effect on the trading price of our common stock. Also, we will not be eligible to use a “short form” registration statement on Form S-3 for a period of 12 months after the time we become current in our SEC filings. Until we are again eligible to use Form S-3, we would be required to use a registration statement on Form S-1 to register securities with the SEC or issue such securities in a private placement, which could increase the cost of raising capital. If we do not become current with our SEC filings, our securities may be delisted from the New York Stock Exchange. In addition, we believe we are not in compliance with one or more of the requirements pursuant to a mortgage loan arrangement. See the risk factor entitled “We believe we are not in compliance with one or more of the requirements of an outstanding mortgage loan, which could have a material adverse effect on our business, financial condition and cash flows” for more information.

We are involved in various legal proceedings and may experience unfavorable outcomes of such proceedings.

We are involved in various legal proceedings, including, but not limited to, patent infringement, product liability, breach of contract, and shareholder class action lawsuits and proceedings relating to Medicaid reimbursements that involve claims for, or the possibility of, fines and penalties involving substantial amounts of money or other relief (see Note 16—“Commitments and Contingencies” of the Notes to the Consolidated Financial Statements included in this Annual Report on Form 10-K). Any adverse determination with respect to any legal proceedings or inquiries could have a material adverse effect on our business, financial position and results of operations.

As discussed above, the Board in December 2008 appointed the Special Committee in response to the initiation of a series of putative class action shareholder lawsuits alleging violations of the federal securities laws by our company and certain individuals, the initiation of lawsuits alleging violations under the Employee Retirement Income Security Act (ERISA), as well as the receipt by our company of an informal inquiry from the SEC and certain requests for information from the Office of the United States Attorney for the Eastern District of Missouri and FDA representatives working with that office.

With respect to the securities and ERISA claims and related governmental inquiries, we maintain directors and officers liability insurance that we believe should cover a portion of the defense and potential liability costs associated with these matters. Nonetheless, the insurance does not extend to all of these expenditures, and the insurance limits may be insufficient even with respect to expenditures that would otherwise be covered. Moreover, the insurance carriers have reserved their rights to contest coverage under the insurance policies on multiple grounds. The expenses associated with these matters have been substantial, and we expect that they will continue to be so. Furthermore, defense of the litigations and cooperation with ongoing governmental inquiries is expected to divert management attention from normal course business operations. An adverse outcome with respect to these matters could have a material adverse effect on our business, financial position and results of operations.

In addition, as previously disclosed, on December 5, 2008, the Board terminated the employment agreement of Marc S. Hermelin, the Chief Executive Officer of our company at that time, “for cause” (as that term is defined in such employment agreement). The Board also removed Mr. M. Hermelin as Chairman of the Board and as the Chief Executive Officer, effective December 5, 2008. In accordance with the termination provisions of his employment agreement, we determined that Mr. M. Hermelin would not be entitled to any severance benefits. Furthermore, as a result of the termination of Mr. M. Hermelin’s employment agreement “for cause,” we also determined we were no longer obligated for the retirement benefits specified in the employment agreement. However, Mr. M. Hermelin informed us that he believes he effectively retired from his employment with us prior to the termination of his employment agreement on December 5, 2008 by the Board. Although no litigation is pending regarding this matter, to the extent Mr. M. Hermelin elects to bring litigation and in the event we ultimately are unsuccessful in such litigation, we may be required to pay substantial amounts to Mr. M. Hermelin, which could have a material adverse effect on our financial condition, liquidity position and capital resources.

We may be subject to substantial damages for product liability claims.

The design, development, manufacturing and sale of our products involve an inherent business risk of exposure to product liability claims by consumers and other third parties in the event that the use of our products is alleged to have resulted in adverse effects. In particular, the administration of drugs to humans may cause, or may appear to have caused, adverse side effects (including death) or potentially dangerous drug interactions that we may not learn about or understand fully until the drug has been administered to patients for some time.

As described in Note 16—“Commitments and Contingencies” of the Notes to the Consolidated Financial Statements in this Annual Report on Form 10-K, we are involved in various product liability claims, including both lawsuits and pre-litigation claims. Product liability claims are complex in nature and, regardless of their merits or their ultimate outcomes, are costly, divert management’s attention, may adversely affect our reputation, may reduce demand for our products and may result in significant damages. We may also become subject to claims by private parties with respect to the alleged conduct that is the subject of the plea agreement.

We currently have product liability insurance to protect against and manage the risks involved with our products, but we cannot provide assurances that the level or breadth of any insurance coverage will be sufficient to cover fully all potential claims. In addition, we are subject to the risk that our insurers will seek to deny coverage for claims that we believe should be covered. Furthermore, adequate insurance coverage might not be available in the future at acceptable costs, if at all. Significant judgments against us for product liability not covered or not fully covered by insurance could have a material adverse effect on our business, financial condition, results of operations and cash flows. In addition, even if a product liability claim is not successful, the adverse publicity and time and expense of defending such a claim may interfere with our business.

Our industry is highly regulated and our products are subject to ongoing regulatory review, and even if we address the issues identified in the consent decree and resume manufacturing and distribution of some or all of our approved products, we likely will continue to be subject to heightened scrutiny with regard to our operations.

Our company, our drug products, the manufacturing facilities for our drug products, the distribution of our drug products, and our promotion and marketing materials are subject to strict and continual review and periodic inspection by the FDA and other regulatory agencies for compliance with pre-approval and post-approval regulatory requirements, including cGMP regulations, adverse event reporting, advertising and product promotion regulations, and other requirements.

As a result of our consent decree and the plea agreement, we anticipate that we will be scrutinized more closely than other companies by the FDA and other regulatory agencies, even if we address the issues identified in the consent decree and resume manufacturing and distribution. Failure to comply with manufacturing and other post-approval state or federal laws, regulations of the FDA and other regulatory agencies can, among other things, result in warning letters, fines, increased compliance expense, denial or withdrawal of regulatory approvals, additional product recalls or seizures, forced discontinuance of or changes to important promotion and marketing campaigns, operating restrictions and criminal prosecution. The cost of compliance with pre- and post-approval regulation may have a negative effect on our operating results and financial condition.

In addition, the requirements or restrictions imposed on us or our products may change, either as a result of administratively adopted policies or regulations or as a result of the enactment of new laws and new government oversight. At present, the activities of pharmaceutical companies are subject to heightened scrutiny by federal and state regulators and legislators, and FDA enforcement is expected to increase. Any new statutory or regulatory provisions or policy changes could result in delays or increased costs during the period of product development, clinical trials, and regulatory review and approval, as well as increased costs to assure compliance with any new post-approval regulatory requirements.

If we are unable to commercialize products under development or that we acquire, our future operating results may suffer.

Certain products we develop or acquire will require significant additional development and investment prior to their commercialization. Our research and development activities, preclinical studies and clinical trials (where required), manufacturing and the anticipated marketing of our product candidates are subject to extensive regulation by a wide range of governmental authorities in the United States, including the FDA. To satisfy FDA regulatory approval standards for the commercial sale of our product candidates, we must, among other requirements, demonstrate in adequate and well-controlled clinical trials that our product candidates are safe and effective.

Even if we believe that data from our preclinical and clinical studies demonstrates safety and efficacy, our analysis of such data is subject to confirmation and interpretation by the FDA, which may have different views on the design, scope or results of our clinical trials, which could delay, limit or prevent regulatory approval. The FDA wields substantial discretion in deciding whether a drug meets the approval criteria, and even if approved, such approval may be conditioned on, among other things, restricted promotion, restricted distribution, a risk evaluation mitigation strategy, or post-marketing studies. Such restrictions may negatively affect our ability to market the drug among competitor products, as well as adversely affect our business.

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

Failure to recruit and enroll patients for clinical trials may cause the development and approval of Gestiva™ to be delayed.

As described above, the process for obtaining FDA approval of a drug candidate requires demonstration of the drug candidate’s safety and efficacy in pre-clinical and clinical trials, including in human subjects. To yield clinically relevant information, these trials must be performed with an adequate number of patients. The failure to recruit and enroll appropriate patients for clinical trials, therefore, may cause delay in the development of product candidates.

As previously disclosed, Hologic informed us in January 2009 that the FDA, in a complete response letter, (1) indicated it would not approve Gestiva™ until additional data and information are submitted to and accepted by the FDA and (2) requested Hologic to initiate a confirmatory clinical study and enroll a certain number of patients. We currently are working with Hologic to achieve the required patient enrollment and to submit the additional data and information in order to obtain FDA approval of the Gestiva NDA. Notwithstanding these efforts, we cannot provide any assurance that patient enrollment and submission of additional data and information will occur within the anticipated time schedule, or at all, or that the FDA will approve the Gestiva NDA.

Delays in patient enrollment may occur for a variety of reasons. The completion of clinical trials depends, among other things, on Hologic’s ability to enroll a sufficient number of patients who remain in the Gestiva™ study until its conclusion. The enrollment of patients depends on many factors, including:

•	the patient eligibility criteria defined in the protocol;

•	the size of the patient population required for analysis of the trial’s therapeutic endpoints;

•	the proximity of patients to study sites;

•	the design of the trial;

•	the ability to recruit clinical trial investigators with the appropriate competencies and experience;

•	the ability to obtain and maintain patient consents;

•	the risk that patients enrolled in clinical trials will drop out of the trials before completion; and

•	competition for patients by clinical trial programs for other treatments.

The Gestiva™ confirmatory study competes with other clinical trials for other drug candidates, and such competition reduces the number and types of patients available for the confirmatory study, because some patients who might have opted to enroll in the Gestiva™ trial instead opt to enroll in a trial being conducted by another company. Delays in patient enrollment could impact Hologic’s ability to complete the confirmatory study and submit the data to the FDA.

If we fail to pay to Hologic any of the remaining payments under the Amended Gestiva Agreement, our rights to the Gestiva assets will transfer back to Hologic.

As discussed in Item 1—“Business—(d) Narrative Description Of Business—Ther-Rx—History of Our Branded Products Segment,” we entered into the Gestiva Amendment which modified the Original Gestiva Agreement. Pursuant to the Gestiva Amendment, we made a $70 million cash payment to Hologic upon execution of the Gestiva Amendment in January 2010. In addition, we are required to pay a series of additional future scheduled cash payments in the aggregate amount of $120 million upon successful completion of agreed upon milestones. (The date on which we make the final cash payment is referred to as the “Final Payment Date.”) If, prior to the Final Payment Date, we fail to timely pay a scheduled payment, we are obligated to transfer back to Hologic ownership of the Purchased Assets (as defined in the Amended Gestiva Agreement), including certain improvements made thereto by us, as well as other after-acquired assets and rights used by us in connection with the Gestiva business (the “Retransfer”). If the Retransfer were to occur, we would not be reimbursed for the payments we have made up to that point to Hologic under the Amended Gestiva Agreement. Our failure to pay any of the remaining payments under the Amended Gestiva Agreement and the resulting Retransfer could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Even if we are able to address the issues identified in the consent decree and resume our drug development plans, some of our product candidates may have to undergo rigorous and expensive clinical trials, the results of which are uncertain and could substantially delay or prevent us from bringing drugs to market.

Before we receive regulatory approvals for the commercial sale of any of our drug candidates, our drug candidates are subject to extensive pre-clinical testing and clinical trials to demonstrate their safety and efficacy in humans. Conducting pre-clinical testing and clinical trials is a lengthy, time-consuming, expensive, and uncertain process that often takes many years. Furthermore, we cannot be sure that pre-clinical testing or clinical trials of any drug candidates will demonstrate the safety and efficacy of our drug candidates at all or to the extent necessary to obtain FDA approval. A number of companies in the pharmaceutical industry have suffered significant setbacks in advanced clinical trials, even after obtaining promising results in earlier preclinical studies and clinical trials.

We cannot assure you that we or our collaborators will successfully complete the planned clinical trials. Our collaborators or we may experience numerous unforeseen events during, or as a result of, the clinical trial process that could delay or prevent us from receiving regulatory approval or commercializing our product candidates, including the following events:

•

our clinical trials may produce negative or inconclusive results, and we may decide, or the FDA may require us, to conduct additional clinical and/or preclinical studies or to abandon development programs;

•	trial results may not meet the level of statistical significance required by the FDA;

•	we, independent institutional review boards or the FDA, may suspend or terminate clinical trials if the participating patients are being exposed to unacceptable health risks; and

•

the effects of our product candidates on patients may not be the desired effects or may include undesirable side effects or other characteristics that may delay or preclude regulatory approval or limit their commercial use.

Even if we are able to address the issues identified in the consent decree and resume our drug development plans, our pre-clinical or clinical trials for some of our products under development may be unsuccessful or delayed.

Significant delays in clinical trials could materially affect our product development costs and delay regulatory approval of our product candidates. We do not know whether clinical trials will begin on time, will need to be redesigned or will be completed on schedule, if at all. There are a number of factors that may cause delays or suspension in clinical trials:

•	delays or failures in obtaining regulatory authorization to commence a trial;

•	inability to manufacture sufficient quantities of acceptable materials for use in clinical trials;

•	the delay or failure in reaching agreement on contract terms with prospective study sites;

•	delays in recruiting patients to participate in a clinical trial;

•	the delay or failure in obtaining independent institutional review board review and approval of the clinical trial protocol;

•	the failure of third-party clinical trial managers, including clinical research organizations, to perform their oversight of the trials or meet expected deadlines;

•

the failure of our clinical investigational sites and related facilities and records to be in compliance with the FDA’s Good Clinical Practices, including the failure to pass FDA inspections of clinical trials;

•	unforeseen safety issues;

•	inability to secure clinical trial insurance;

•	lack of demonstrated efficacy in the clinical trials;

•	our inability to reach agreement with the FDA on a trial design that we are able to execute;

•	difficulty in adequately following up with patients after treatment; or

•	changes in laws, regulation, or regulatory policy.

If clinical trials for our drug candidates are unsuccessful, delayed or cancelled, we will be unable to meet our anticipated development and commercialization timelines, which could harm our business and cause our stock price to decline.

Suspension of product shipments has exposed us to failure to supply claims from our customers and could expose us to additional claims in the future.

In addition to the loss of revenue, the suspension of product shipments exposes us to possible claims for certain additional costs. Pursuant to arrangements between us and certain of our customers, such customers, despite the formal discontinuation action by us of our products, may assert, and certain customers, including CVS Pharmacy, Inc. have asserted, that we should compensate such customers for any additional costs they incurred for procuring products we did not supply. The amount of such compensation is affected by the price of any replacement product. Following our suspension of shipments, the price of certain products increased significantly, thereby potentially increasing the amount of any such compensation. While we have recorded an estimated liability for failure to supply claims as of March 31, 2009 based on notices we received from our customers, the actual amount of liability from current and additional claims we may face, if asserted and determined to be meritorious, could be much higher and could have a material adverse effect on our liquidity position and operating results.

See Note 16—“Commitments and Contingencies” of the Notes to the Consolidated Financial Statements included in this Annual Report on Form 10-K for more information regarding the legal action brought against us by CVS Pharmacy, Inc.

Product recall costs had, and could continue to have, a material adverse effect on our business, financial position, results of operations and cash flows.

We have incurred significant costs and suffered economic losses as a result of the ongoing recall of our products and voluntary disposal of inventory in connection with the recall of our products (see Note 13—

“Accrued Liabilities” of the Notes to the Consolidated Financial Statements included in this Annual Report on Form 10-K). Also, as a result of the recall, production suspension of our products and the disposal of our existing inventory of products required under the consent decree, management established inventory reserves to cover estimated inventory losses for all work-in-process and finished goods related to drug products we manufactured, as well as raw materials for those drug products that had no potential use in products to be manufactured in the future (see Note 9—“Inventories” of the Notes to the Consolidated Financial Statements included in this Annual Report on Form 10-K). Management was required to make judgments about the future benefit of our raw materials. Actual reserve requirements could differ significantly from management’s estimates, which could have a significant unfavorable impact on our future gross margins.

Investigations of the calculation of average wholesale prices may adversely affect our business.

Many government and third-party payors, including Medicare, Medicaid, health maintenance organizations (“HMOs”) and managed care organizations (“MCOs”) reimburse doctors and others for the purchase of certain prescription drugs based on a drug’s average wholesale price, or AWP. In the past several years, state and federal government agencies have conducted ongoing investigations of manufacturers’ reporting practices with respect to AWP, in which they have asserted that reporting of inflated AWPs have led to excessive payments for prescription drugs.

The regulations regarding reporting and payment obligations with respect to Medicare and/or Medicaid reimbursement and rebates and other governmental programs are complex. We and other pharmaceutical companies are defendants in a number of suits filed by state attorneys general and have been notified of an investigation by the United States Department of Justice with respect to Medicaid reimbursement and rebates. (See Note 16—“Commitments and Contingencies” of the Notes to the Consolidated Financial Statements included in this Annual Report on Form 10-K.) While we cannot predict the outcome of the investigation, possible remedies that the U.S. government could seek include treble damages, civil monetary penalties, debarment from contracting with the government and exclusion from the Medicare and Medicaid programs. In connection with such an investigation, the U.S. government may also seek a Corporate Integrity Agreement (administered by the Office of Inspector General of Health and Human Services) with us which could include ongoing compliance and reporting obligations. Because our processes for these calculations and the judgments involved in making these calculations involve, and will continue to involve, subjective decisions and complex methodologies, these calculations are subject to the risk of errors. In addition, they are subject to review and challenge by the applicable governmental agencies, and it is possible that such reviews could result in material changes. Further, effective October 1, 2007, the Centers for Medicaid and Medicare Services (“CMS”) adopted new rules for Average Manufacturer’s Price (“AMP”) based on the provisions of the DRA. While the matter remains subject to litigation and proposed legislation, one potential significant change as a result of the DRA is that AMP would need to be disclosed to the public. AMP was historically kept confidential by the government and participants in the Medicaid program. Disclosing AMP to competitors, customers, and the public at large could negatively affect our leverage in commercial price negotiations.

In addition, as also disclosed herein, a number of state and federal government agencies are conducting investigations of manufacturers’ reporting practices with respect to AWPs in which they have suggested that reporting of inflated AWP has led to excessive payments for prescription drugs. We and numerous other pharmaceutical companies have been named as defendants in various actions relating to pharmaceutical pricing issues and whether allegedly improper actions by pharmaceutical manufacturers led to excessive payments by Medicare and/or Medicaid.

Any governmental agencies that have commenced, or may commence, an investigation of our company could impose, based on a claim of violation of fraud and false claims laws or otherwise, civil and/or criminal sanctions, including fines, penalties, debarment from contracting with the government and possible exclusion from federal health care programs including Medicare and/or Medicaid. Some of the applicable laws may impose liability even in the absence of specific intent to defraud. Furthermore, should there be ambiguity with regard to how to properly calculate and report payments—and even in the absence of any such ambiguity—a governmental authority may take a position contrary to a position we have taken, and may impose civil and/or criminal sanctions. Any such penalties or sanctions could have a material adverse effect on our business, financial position and results of operations.

We have material weaknesses in our internal control over financial reporting and cannot assure you that additional material weaknesses will not be identified in the future. If we fail to maintain an effective system of internal controls or discover material weaknesses in our internal control over financial reporting, we may not be able to report our financial results accurately or timely or detect fraud, which could have a material adverse effect on our business.

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

Based on our evaluation of internal control over financial reporting as of March 31, 2009, we have determined that certain material weaknesses as defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), existed at our company. Specifically, we have determined that we had six material weaknesses in our control environment or entity-level controls, seven material weaknesses surrounding financial statement preparation and review procedures, and five material weaknesses related to our application of accounting controls.

Management is in the process of implementing steps to remediate these material weaknesses. However, we cannot provide assurances that such remediation will be effective. See Item 9A—“Controls and Procedures” included in this Annual Report on Form 10-K for additional information regarding our internal control over financial reporting.

Our internal control over financial reporting may not prevent all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. Over time, controls may become inadequate because changes in conditions or deterioration in the degree of compliance with policies or procedures may occur. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Also, additional material weaknesses in our internal control over financial reporting may be identified in the future. Any failure to maintain or implement required new or improved controls, or any difficulties we encounter in their implementation, could result in material weaknesses, cause us to fail to timely meet our periodic reporting obligations, or result in material misstatements in our financial statements. Any such failure could also adversely affect the results of periodic management evaluations and annual auditor attestation reports regarding the effectiveness of our internal control over financial reporting required under Section 404 of the Sarbanes-Oxley Act of 2002 and the rules promulgated thereunder. In addition, solely as a result of the material weaknesses, we have determined that our disclosure controls and procedures were not effective as of March 31, 2009. If our internal control over financial reporting or disclosure controls and procedures are not effective, there may be errors in our financial statements that could require a restatement or our filings may not be timely and investors may lose confidence in our reported financial information, which could lead to a decline in our stock price.

We believe we are not in compliance with one or more of the requirements of an outstanding mortgage loan, which could have a material adverse effect on our business, financial condition and cash flows.

In March 2006, as previously disclosed, we entered into a $43.0 million mortgage loan arrangement, of which approximately $35.5 million remains outstanding as of February 28, 2010. We are current in all our financial payment obligations under the mortgage loan arrangement. However, we believe that we are not currently in compliance with one or more of the requirements of the mortgage loan documentation. Accordingly, the $37.4 million that remained outstanding under the mortgage arrangement as of March 31, 2009 was classified as a current liability as of March 31, 2009. Failure by us to remedy such noncompliance or to otherwise receive a waiver from the lender for such noncompliance could result in, among other things, our outstanding obligations with respect to the mortgage loan accelerating and immediately becoming due and payable, which would materially adversely affect our business, financial condition and cash flows.

Pursuant to the indenture governing our convertible notes, our default in the payment of other indebtedness or any final non-appealable judgments could result in our convertible notes becoming immediately due and payable, which could have a material adverse effect on our business, financial condition and cash flows.

In May 2003, we issued $200.0 million principal amount of 2.5% Contingent Convertible Subordinated Notes which mature in 2033 (the “Notes”). We are current in all our financial payment obligations under the indenture governing the Notes. However, a failure by us or any of our subsidiaries to pay any indebtedness or any final non-appealable judgments in excess of $750,000 constitutes an event of default under the indenture. An event of default would permit the trustee under the indenture or the holders of at least 25% of the Notes to declare all amounts owing to be immediately due and payable and exercise other remedies, which would materially adversely affect our business, financial condition and cash flows, as well as our ability to continue as a going concern. In addition, if an event of default under the indenture were to be triggered and the Notes repaid, we would recognize cancellation of indebtedness income. Such cancellation of indebtedness income would result in a tax liability to the extent not reduced by our tax attributes.

Increased indebtedness may impact our financial condition and results of operations.

At March 31, 2009 and February 28, 2010, we had $238.5 million and $236.2 million, respectively, of outstanding debt, consisting of $200.0 million principal amount of Notes, the remaining principal balance of a $43.0 million mortgage loan and the remaining amount owed on $2.0 million of installment payment agreements.

Our level of indebtedness may have several important effects on our future operations, including:

•	we will be required to use a portion of our cash flow from operations or otherwise for the payment of any principal or interest due on our outstanding indebtedness;

•

our outstanding indebtedness and leverage will increase the impact of negative changes in general economic and industry conditions, as well as competitive pressures and increases in interest rates; and

•

the level of our outstanding debt and the impact it has on our ability to meet debt covenants may affect our ability to obtain additional financing for working capital, capital expenditures, acquisitions or general corporate purposes.

Even after we are able to resume manufacturing and shipment of our products, general economic conditions, industry cycles and financial, business and other factors affecting our operations, many of which are beyond our control, may affect our future performance. As a result, our business might not continue to generate cash flow at or above historic levels. If we cannot generate sufficient cash flow from operations in the future to service our debt, we may, among other things:

•	seek additional financing in the debt or equity markets;

•	refinance or restructure all or a portion of our indebtedness;

•	sell selected assets;

•	reduce or delay planned capital expenditures; or

•	reduce or delay planned research and development expenditures.

These measures might not be sufficient to enable us to service our debt. In addition, any financing, refinancing or sale of assets might not be available on economically favorable terms or at all.

Holders of the Notes may require us to offer to repurchase their Notes for cash upon the occurrence of a change in control or on May 16, 2013, 2018, 2023 and 2028. The source of funds for any repurchase required as a result of any such events will be our available cash or cash generated from operating activities or other sources, including borrowings, sales of assets, sales of equity or funds provided by a new controlling entity. The use of available cash to fund the repurchase of the Notes may impair our ability to obtain additional financing in the future.

Our cost-reducing measures could yield unintended consequences, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

As previously disclosed, we implemented significant cost savings measures to mitigate the financial impact of our actions to recall all of the products we manufactured and to suspend manufacturing and shipment of our products pending compliance with the terms of the consent decree. These measures included a substantial reduction of our workforce, which commenced on February 5, 2009, and an ongoing realignment of our cost structure. We realigned and restructured the sales force for our Ther-Rx subsidiary, and our production workforce. As a result, we reduced our employee headcount from approximately 1,700 on December 31, 2008 to approximately 610 on March 31, 2009. The cost-reducing measures taken by us could yield unintended consequences, such as distraction of our management and employees, the inability to retain and attract new employees, business disruption, a negative impact on morale among remaining employees, attrition beyond our planned reduction in workforce and reduced employee productivity, any of which could have a material adverse effect on our business, financial condition, results of operations and cash flows. In addition, our reductions in personnel may subject us to risks of litigation, which could result in substantial cost. We cannot guarantee that the cost reduction measures, or other measures we may take in the future, will result in the expected cost savings, or that any cost savings will be unaccompanied by these or other unintended consequences.

Our future growth will largely depend upon our ability to fund and develop new products.

We need to continue to develop and commercialize new brand name products and generic products utilizing our proprietary drug delivery systems to grow our business in the future. To do this we will need to identify, develop and commercialize technologically enhanced branded products and drugs that are off-patent or where we can challenge the patents and that can be produced and sold by us as generic products using our drug delivery technologies. If we are unable to identify, develop and commercialize new products, we may need to obtain licenses to additional rights to branded or generic products, assuming they would be available for licensing, which could decrease our profitability. We may not be successful in pursuing this strategy.

Our ability to develop new products is currently limited until we are able to meet the requirements of the consent decree and demonstrate to the FDA’s satisfaction our compliance with the FDA’s cGMP regulations. As it relates to new drugs, the consent decree permits us to manufacture drugs for non-clinical laboratory studies or other research and testing that do not involve exposure of human research subjects or bioequivalence testing. Although this restriction precludes us from testing in humans any drugs under development that are made in our facilities, prior to entering into the consent decree we had filed ANDAs with the FDA seeking permission to market generic versions of several branded products, including varying strengths of the following:

•	Metadate CD® (methylphenidate hydrochloride) Extended-Release Capsules

•	Ritalin LA® (methylphenidate hydrochloride) Extended-Release Capsules

•	Focalin XR® (dexmethylphenidate hydrochloride) Extended-Release Capsules

With respect to each of these ANDA submissions, we have sought favorable court rulings in patent infringement actions filed against us by the sponsors of the branded products. See Item 1—“Business—(d) Narrative Description Of Business—Government Regulation—New Product Development and Approval—The Drug Price Competition and Patent Term Restoration Act of 1984” in this Annual Report on Form 10-K for more information regarding patent certifications and litigation. Although we believe we have meritorious defenses to the infringement claims asserted against us in each of these lawsuits, we cannot be certain of the outcome, and a decision that a relevant patent is valid and infringed likely would significantly delay our ability to market any of these drugs. In addition, the litigation process itself can impose significant delays and expenses. Further, although the consent decree does not specifically address these ANDA submissions, we anticipate that final approval of any of these ANDAs will not occur before the FDA has determined that we are compliant with cGMP regulations. See Note 16—“Commitments and Contingencies” of the Notes to the Consolidated Financial Statements included in this Annual Report on Form 10-K. On March 1, 2010, we entered into a Settlement Agreement to settle the patent infringement actions with respect to Ritalin LA® and Focalin XR®. See Note 16—“Commitments and Contingencies—Litigation and Governmental Inquiries” and Note 26—“Subsequent Events” of the Notes to the Consolidated Financial Statements included in this Annual Report on Form 10-K for more information regarding the settlement.

Our acquisition strategy may not be successful.

Although our ability to fund an acquisition is currently limited by the consent decree and lack of available funding, we intend to continue in the future to pursue our efforts to acquire pharmaceutical products, novel drug delivery technologies and/or companies that fit into our research, manufacturing, distribution or sales and marketing operations or that could provide us with additional products, technologies or sales and marketing capabilities. We may not be able to successfully identify, evaluate and acquire any such products, technologies or companies or, if acquired, we may not be able to successfully integrate such acquisitions into our business. We compete with many specialty and other types of pharmaceutical companies for products and product line acquisitions. Many of these competitors have substantially greater financial and managerial resources than we have.

We depend on our patents and other proprietary rights and cannot be certain of their confidentiality and protection.

Our success depends, in large part, on our ability to protect our current and future technologies and products, to defend our intellectual property rights and to avoid infringing on the proprietary rights of others. Although the pharmaceutical industry is crowded, we have been issued a substantial number of patents in the U.S. and in many foreign countries, which cover certain of our technologies, and have filed, and expect to continue to file, patent applications seeking to protect newly developed technologies and products. The patent position of pharmaceutical companies can be highly uncertain and frequently involves complex legal and factual questions. As a result, the breadth of claims allowed in patents relating to pharmaceutical applications or their validity and enforceability cannot accurately be predicted. Patents are examined for patentability at patent offices against bodies of prior art which by their nature may be incomplete and imperfectly categorized. Therefore, even presuming that the patent examiner has been able to identify and cite the best prior art available to him during the examination process, any patent issued to us could later be found by a court or a patent office during post-issuance proceedings to be invalid in view of newly-discovered prior art or already considered prior art or other legal reasons. Furthermore, there are categories of “secret” prior art unavailable to any examiner, such as the prior inventive activities of others, which could form the basis for invalidating any patent. In addition, there are other reasons why a patent may be found to be invalid, such as an offer for sale or public use of the patented invention in the U.S. more than one year before the filing date of the patent application. Moreover, a patent may be deemed unenforceable if, for example, the inventor or the inventor’s agents failed to disclose prior art to the United States Patent and Trademark Office (the “USPTO”) that they knew was material to patentability.

The coverage claimed in a patent application can be significantly altered during the examination process either in the U.S. or abroad. Consequently, our pending or future patent applications may not result in the issuance of patents or may result in issued patents having claims significantly different from that of the patent application as originally filed. Patents issued to us may be subjected to further proceedings limiting their scope and may not provide significant proprietary protection or competitive advantage. Our patents also may be challenged, circumvented, invalidated or deemed unenforceable. Patent applications in the U.S. filed prior to November 29, 2000 are currently maintained in secrecy until and unless patents issue, and patent applications in certain other countries generally are not published until more than 18 months after they are first filed (which generally is the case in the U.S. for applications filed on or after November 29, 2000). In addition, publication of discoveries in scientific or patent literature often lags behind actual discoveries. As a result, we cannot be certain that we or our licensors will be entitled to any rights in purported inventions claimed in pending or future patent applications or that we or our licensors were the first to file patent applications on such inventions. Furthermore, patents already issued to us or our pending applications may become subject to dispute, and any dispute could be resolved against us. For example, we may become involved in re-examination, reissue or interference proceedings in the USPTO, or opposition proceedings in a foreign country. The result of these proceedings can be the invalidation or substantial narrowing of our patent claims. We also could be subject to court proceedings that could find our patents invalid or unenforceable or could substantially narrow the scope of our patent claims. Even where we ultimately prevail before the USPTO or in litigation, the expense of these proceedings can be considerable. In addition, statutory differences in patentable subject matter may limit the protection we can obtain on some of our inventions outside of the U.S. For example, methods of treating humans are not patentable in many countries outside of the U.S.

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

In addition, our trade secrets and proprietary technology may become known or be independently developed by our competitors, or patents may not be issued with respect to products or methods arising from our research, and we may not be able to maintain the confidentiality of information relating to those products or methods. Furthermore, certain unpatented technology may be subject to intervening rights.

We depend on our trademarks and related rights.

To protect our trademarks and associated goodwill, domain name, and related rights, we generally rely on federal and state trademark and unfair competition laws, which are subject to change. Some, but not all, of our trademarks are registered in the jurisdictions where they are used. Some of our other trademarks are the subject of pending applications in the jurisdictions where they are used or intended to be used, and others are not.

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

We have been sued for, and may in the future be required to defend against charges of infringement of patents, trademarks or other proprietary rights of third parties. We are involved in defending various patent lawsuits resulting from ANDA filings by ETHEX and in an effort by a third-party company to invalidate certain of our patents. See Note 16—“Commitments and Contingencies” of the Notes to the Consolidated Financial Statements included in this Annual Report on Form 10-K. This defense could require us to incur substantial expense and to divert significant effort of our technical and management personnel, and could result in our loss of rights to develop or make certain products or require us to pay monetary damages or royalties to license proprietary rights from third parties. More generally, the outcome of intellectual property litigation and disputes is uncertain and presents a risk to our business.

If an intellectual property dispute is settled through licensing or similar arrangements, costs associated with such arrangements may be substantial and could include ongoing royalties. Furthermore, we cannot be certain that the necessary licenses would be available to us on acceptable terms, if at all. Accordingly, an adverse determination in a judicial or administrative proceeding or failure to obtain necessary licenses could prevent us from manufacturing, using, selling and/or importing into the U.S. certain of our products, and therefore could have a material adverse effect on our business or results of operations. Litigation also may be necessary to enforce our patents against others or to protect our know-how or trade secrets. That litigation could result in substantial expense or put our proprietary rights at risk of loss, and we cannot assure you that any litigation will be resolved in our favor. As noted above, certain patent infringement lawsuits are currently pending against us, any of which could have a material adverse effect on our future business, financial condition, results of operations or cash flows.

Our dependence on key executives and qualified scientific, technical and managerial personnel could affect the development and management of our business.

We are highly dependent upon our ability to attract and retain qualified scientific, technical and managerial personnel. There is intense competition for qualified personnel in the pharmaceutical and biotechnology industries, and we cannot be sure that we will be able to continue to attract and retain qualified personnel necessary for the development and management of our business. Although we do not believe the loss of one individual would materially harm our business, our business might be harmed by the loss of services of multiple existing personnel, as well as the failure to recruit additional key scientific, technical and managerial personnel in a timely manner. Much of the know-how we have developed resides in our scientific and technical personnel and is not readily transferable to other personnel. While we have employment agreements with certain of our key executives, we do not ordinarily enter into employment agreements (other than agreements related to confidentiality and proprietary rights) with our other scientific, technical and managerial employees.

We may be adversely affected by the continuing consolidation of our distribution network and the concentration of our customer base.

Our principal customers are wholesale drug distributors, major retail drug store chains, independent pharmacies and mail order firms. These customers comprise a significant part of the distribution network for pharmaceutical products in the U.S. This distribution network is continuing to undergo significant consolidation marked by mergers and acquisitions among wholesale distributors and the growth of large retail drug store chains. As a result, a small number of large wholesale distributors control a significant share of the market, and the number of independent drug stores and small drug store chains has decreased. We expect that consolidation of drug wholesalers and retailers will increase pricing and other competitive pressures on drug manufacturers. For the fiscal year ended March 31, 2009, our three largest customers, which are wholesale distributors, accounted for 26.9%, 26.5% and 10.4% of our gross sales, respectively. The loss of any of these customers could materially and adversely affect our business, financial condition, results of operations or cash flows.

The use of legal, regulatory and legislative strategies by competitors, as well as the impact of proposed legislation, may increase our costs associated with the introduction or marketing of our generic products, could delay or prevent such introduction and/or could significantly reduce our profit potential.

Our competitors, both branded and generic, often pursue strategies to prevent or delay competition from generic alternatives to branded products. These strategies include, but are not limited to:

•

entering into agreements whereby other generic companies will begin to market an authorized generic, a generic equivalent of a branded product, at the same time generic competition initially enters the market;

•	filing citizen’s petitions with the FDA or other regulatory bodies, including timing the filings so as to thwart generic competition by causing delays of our product approvals;

•	seeking to establish regulatory and legal obstacles that would make it more difficult to demonstrate bioequivalence;

•	initiating legislative efforts to limit the substitution of generic versions of branded pharmaceuticals;

•	filing suits for patent infringement that may delay regulatory approval of many generic products;

•

introducing “next-generation” products prior to the expiration of market exclusivity for the reference product, which often materially reduces the demand for the first generic product for which we seek regulatory approval;

•	obtaining extensions of market exclusivity by conducting clinical trials of branded drugs in pediatric populations or by other potential methods;

•

persuading regulatory bodies to withdraw the approval of branded drugs for which the patents are about to expire, thus allowing the manufacturer of the branded product to obtain new patented products serving as substitutes for the products withdrawn; and

•	seeking to obtain new patents on drugs for which patent protection is about to expire.

In the United States, some companies have lobbied Congress for amendments to the Hatch-Waxman Act that would give them additional advantages over generic competitors. For example, although the term of a company’s drug patent can be extended to reflect a portion of the time an NDA is under regulatory review, some companies have proposed extending the patent term by a full year for each year spent in clinical trials rather than the one-half year that is currently permitted.

If proposals like these in the United States were to become effective, our entry into the market and our ability to generate revenues associated with new products may be delayed, reduced or eliminated, which could have a material adverse effect on our business, financial position and results of operations.

One of the key incentives for a manufacturer of generic products to challenge the patents associated with the reference listed drug is the possibility of obtaining a 180-day period of exclusivity, during which no other generic version of the same product may be marketed. See Item 1—“Business—(d) Narrative Description Of Business—Government Regulation—New Product Development and Approval” in this Annual Report on Form 10-K. As discussed elsewhere, we believe that we have the first-filed Paragraph IV ANDA for a number of products, and are currently engaged in patent infringement litigation with regard to those products. We may not ultimately prevail in such litigation, and if we do not, it likely would significantly delay the approval and subsequent marketing of the subject product. Additionally, even if we prevail in the litigation, we may not receive final FDA approval of our ANDAs, and if approved, we may not be granted 180-day exclusivity.

Commercialization of a generic product prior to final resolution of patent infringement litigation could expose us to significant damages if the outcome of the litigation is unfavorable and could impair our reputation.

We could invest a significant amount of time and expense in the development of our generic products only to be subject to significant additional delay and changes in the economic prospects for our products. If we receive FDA approval for our pending ANDAs, we may consider commercializing the product prior to the final resolution of any related patent infringement litigation. The risk involved in marketing a product prior to the final resolution of the litigation may be substantial because the remedies available to the patent holder could include, among other things, damages measured by the profits lost by such patent holder and not by the profits earned by us. A patent holder may also recover damages caused by the erosion of prices for its patented drug as a result of the introduction of our generic drug in the marketplace. Further, in the case of a willful infringement, which requires a complex analysis of the totality of the circumstances, such damages may be trebled. However, in order to realize the economic benefits of some of our products, we may decide to risk an amount that may exceed the profit we anticipate making on our product. There are a number of factors we would need to consider in order to decide whether to launch our product prior to final resolution, including among other things (1) outside legal advice, (2) the status of a pending lawsuit, (3) interim court decisions, (4) status and timing of a trial, (5) legal decisions affecting other competitors for the same product, (6) market factors, (7) liability-sharing agreements, (8) internal capacity issues, (9) expiration dates of patents, (10) strength of lower court decisions and (11) potential triggering or forfeiture of exclusivity. An adverse determination in the litigation relating to a product we launch prior to final resolution of patent infringement litigation could have a material adverse effect on our business, financial condition, results of operations or cash flows.

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

We cannot be certain that we will fulfill all of our obligations under any particular license agreement for any variety of reasons, including lack of sufficient liquidity to fund our obligations, insufficient resources to adequately develop and market a product, lack of market development despite our efforts and lack of product acceptance. Our failure to fulfill our obligations could result in the loss of our rights under a license agreement.

Certain products we have the right to license are at certain stages of clinical tests and FDA approval. Failure of any licensed product to receive regulatory approval could result in the loss of our rights under its license agreement.

We expend a significant amount of resources on research and development efforts that may not lead to successful product introductions.

We conduct research and development primarily to enable us to manufacture and market FDA-approved pharmaceuticals in accordance with FDA regulations. Typically, research costs related to the development of innovative compounds and the filing of NDAs are significantly greater than those expenses associated with ANDA filings. Because of the inherent risk associated with research and development efforts in our industry, particularly with respect to new drugs, our research and development expenditures may not result in the successful introduction of FDA-approved new pharmaceutical products. Also, after we submit an application for approval, the FDA may request that we conduct additional studies and as a result, we may be unable to reasonably determine the total research and development costs to develop a particular product. Finally, we cannot be certain that any investment made in developing products will be recovered, even if we are successful in commercialization. In addition, as set forth in the risk factor entitled “Our future growth will largely depend upon our ability to fund and develop new products” above, although the consent decree does not specifically address these ANDA submissions, we anticipate that final approval of any ANDAs will not occur before the FDA has determined that we are compliant with cGMP, and we cannot assure that the FDA will make such a determination.

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

We typically purchase the active pharmaceutical ingredient (i.e., the chemical compounds that produce the desired therapeutic effect in our products) and other materials and supplies that we use in our manufacturing operations, as well as certain finished products (including Evamist™), from many different domestic and foreign suppliers.

We also maintain safety stocks in our raw materials inventory, and in certain cases where we have listed only one supplier in our applications with the FDA, have received FDA approval to use alternative suppliers should the need arise. However, there is no guarantee that we will always have timely and sufficient access to a critical raw material or finished product, or access to such materials or products on commercially reasonable terms. A prolonged interruption in the supply of a single-sourced raw material, including the active ingredient, or finished product could cause our business, financial condition, results of operations or cash flows to be materially adversely affected. In addition, our manufacturing capabilities could be impacted by quality deficiencies in the products which our suppliers provide, which could have a material adverse effect on our business.

We utilize controlled substances in certain of our current products and products in development and therefore must meet the requirements of the CSA and the related regulations administered by the DEA. These regulations relate to the manufacture, shipment, storage, sale and use of controlled substances. The DEA limits the availability of the active ingredients used in certain of our current products and products in development and, as a result, our procurement quota of these active ingredients may not be sufficient to meet commercial demand or complete clinical trials. We must annually apply to the DEA for procurement quota in order to obtain these substances. Any delay or refusal by the DEA in establishing our procurement quota for controlled substances could delay or stop our clinical trials or product launches, or could cause trade inventory disruptions for those products that have already been launched, which could have a material adverse effect on our business, financial condition, results of operations or cash flows.

Our revenues, gross profit and operating results may fluctuate from period to period, depending upon our product sales mix, our product pricing, and our costs to manufacture or purchase products.

Assuming we are able to comply with the requirements under the consent decree and resume the manufacture and distribution of our approved products, our future results of operations, financial condition and cash flows will depend to a significant extent upon our branded and generic/non-branded product sales mix (the proportion of total sales between branded products and generic/non-branded products). Our sales of branded products typically generate higher gross margins than our sales of generic/non-branded products. In addition, the introduction of new generic products at any given time can involve significant initial quantities being purchased by our wholesaler customers, as they supply initial quantities to pharmacies and purchase product for their own wholesaler inventories. As a result, our sales mix will significantly impact our gross profit from period to period.

During fiscal year 2009, sales of our branded products and generic/non-branded products accounted for 36.7% and 63.1%, respectively, of our net revenues. During the same period, branded products and generic/non-branded products generated gross margins of 86.1% and 44.2%, respectively.

Factors that may cause our sales mix to vary include:

•	the number and timing of new product introductions;

•	marketing exclusivity on products, if any, which may be obtained;

•	the level of competition in the marketplace with respect to certain products;

•	the availability of raw materials and finished products from our suppliers;

•	the buying patterns of our three largest wholesaler customers;

•	the scope and outcome of governmental regulatory action that may involve us;

•	periodic dependence on a relatively small number of products for a significant portion of net revenue or income; and

•	legal actions brought by our competitors.

The profitability of our product sales is also dependent upon the prices we are able to charge for our products, the costs to purchase products from third parties, and our ability to manufacture our products in a cost-effective manner. If our revenues and gross profit decline or do not grow as anticipated, we may not be able to correspondingly reduce our operating expenses.

Rising insurance costs could negatively impact profitability.

The cost of insurance, including workers’ compensation, product liability and general liability insurance, has risen significantly in the past few years and is expected to continue to increase. In response, we may increase deductibles and/or decrease certain coverages to mitigate these costs. These increases, and our increased risk due to increased deductibles and reduced coverages, could have a negative impact on our business, financial condition, results of operations or cash flows.

We may incur charges for impairment of intangible and other long-lived assets.

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

In assessing the recoverability of our intangible and other long-lived assets, we must make assumptions regarding estimated undiscounted future cash flows and other factors. If the estimated undiscounted future cash flows do not exceed the carrying value of the intangible or other long-lived assets being evaluated we must determine the fair value of the intangible or other long-lived assets. If the fair value of these assets is less than its carrying value, an impairment loss will be recognized in an amount equal to the difference. If these estimates or their related assumptions change in the future, we may be required to record impairment charges for these assets. We review intangible assets for impairment at least annually and all long-lived and intangible assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If we determine that an intangible or long-lived asset is impaired, a non-cash impairment charge would be recognized.

Because circumstances can change, the value of intangible and long-lived assets we record may not be realized by us. If we determine that impairment has occurred, we would be required to write-off the impaired portion of the unamortized assets, which could have a material adverse effect on our results of operations in the period in which the write-off occurs. In addition, in the event of a sale of any of our assets, we might not recover our recorded value of the associated assets.

In connection with the steps taken by us with respect to the nationwide recall and suspension of shipment of all products manufactured by us, the requirements under the consent decree and the ongoing private litigation and governmental inquiries, we completed an evaluation of each of our intangible assets, and as a result of these evaluations, recognized certain impairment charges. See Note 11—“Intangible Assets and Goodwill” of the Notes to the Consolidated Financial Statements included in this Annual Report on Form 10-K for information on the impairment charges recorded by us during fiscal year 2009.

There are inherent uncertainties involved in the estimates, judgments and assumptions used in the preparation of our financial statements, and any changes in those estimates, judgments and assumptions could have a material adverse effect on our financial condition and results of operations.

The consolidated financial statements that we file with the SEC are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). The preparation of financial statements in accordance with GAAP involves making estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and the related disclosure of contingent assets and liabilities. A summary of our significant accounting practices is included as Note 2—“Summary of Significant Accounting Policies” of the Notes to the Consolidated Financial Statements included in this Annual Report on Form 10-K. The most significant estimates we are required to make under GAAP include, but are not limited to, those related to revenue recognition and reductions to gross revenues, inventory valuation, intangible assets, property and equipment, stock-based compensation, income taxes and loss contingencies related to legal proceedings. We periodically evaluate estimates used in the preparation of the consolidated financial statements for reasonableness, including estimates provided by third parties. Appropriate adjustments to the estimates will be made prospectively, as necessary, based on such periodic evaluations. We base our estimates on, among other things, currently available information, market conditions, historical experience and various assumptions, which together form the basis of making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Although we believe that our assumptions are reasonable under the circumstances, estimates would differ if different assumptions were utilized and these estimates may prove in the future to have been inaccurate.

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

Various legislative proposals, including proposals relating to prescription drug benefits, could materially impact the pricing and sale of our products. Further, reimbursement policies of third parties may affect the marketing of our products. Our ability to market our products will depend in part on reimbursement levels for the cost of the products and related treatment established by health care providers, including government authorities, private health insurers and other organizations, such as HMOs and MCOs. Insurance companies, HMOs, MCOs, Medicaid and Medicare administrators and others regularly challenge the pricing of pharmaceutical products and review their reimbursement practices. In addition, the following factors could significantly influence the purchase of pharmaceutical products, which could result in lower prices and a reduced demand for our products:

•	the trend toward managed health care in the U.S.;

•	the growth of organizations such as HMOs and MCOs;

•	legislative proposals to reform health care and government insurance programs; and

•	price controls and non-reimbursement of new and highly priced medicines for which the economic therapeutic rationales are not established.

These cost-containment measures and health care reform proposals could affect our ability to sell our products. Recently, President Obama and members of Congress have proposed significant reforms to the U.S. healthcare system, and both the U.S. Senate and House of Representatives have conducted hearings about U.S. healthcare reform. The Obama administration’s fiscal year 2010 budget included proposals to reduce Medicare and Medicaid spending and reduce drug spending. In addition, members of Congress have proposed a single-payer healthcare system, a government health insurance option to compete with private plans and other expanded public healthcare measures. We are unable to predict the ultimate content or timing of any future healthcare reform legislation and its impact on us. If significant reforms to the healthcare system in the United States are implemented, those reforms may have a material adverse effect on our financial condition and results of operations.

The reimbursement status of a newly approved pharmaceutical product may be uncertain. Reimbursement policies may not include some of our products or government agencies or third parties may assert that certain of our products are not eligible for Medicaid, Medicare or other reimbursement and were not so eligible in the past, possibly resulting in demands for damages or refunds. Even if reimbursement policies of third parties grant reimbursement status for a product, we cannot be sure that these reimbursement policies will remain in effect. Limits on reimbursement could reduce the demand for our products. The unavailability or inadequacy of third-party reimbursement for our products could reduce or possibly eliminate demand for our products. We are unable to predict whether governmental authorities will enact additional legislation or regulation which will affect third-party coverage and reimbursement that reduces demand for our products.

Our ability to market generic pharmaceutical products successfully depends, in part, on the acceptance of the products by independent third parties, including pharmacies, government formularies and other retailers, as well as patients. In the past, we have manufactured, and assuming we comply with the requirements under the consent decree we anticipate that in the future we will again manufacture, a number of prescription drugs that are used by patients with severe health conditions. Although the brand-name products generally have been marketed safely for many years prior to our introduction of a generic/non-branded alternative, there is a possibility that one of these products could produce a side effect that could result in an adverse effect on our ability to achieve acceptance by managed care providers, pharmacies and other retailers, customers and patients. If these independent third parties do not accept our products, it could have a material adverse effect on our business, financial condition, results of operations or cash flows.

Extensive industry regulation has had, and will continue to have, a significant impact on our industry and our business, especially our product development, manufacturing and distribution capabilities.

All pharmaceutical companies, including us, are subject to extensive, complex, costly and evolving regulation by the federal government, principally the FDA and, to a lesser extent, the DEA and state government agencies. The FDCA, the CSA and other federal statutes and regulations govern or influence the testing, manufacturing, packing, labeling, storing, record keeping, safety, approval, advertising, promotion, sale and distribution of our products. Failure to comply with applicable FDA or other regulatory requirements may result in criminal prosecution, civil penalties, injunctions or holds, recall or seizure of products and total or partial suspension of production, as well as other regulatory actions against our products and us.

In addition to compliance with cGMP requirements, drug manufacturers must register each manufacturing facility with the FDA. Manufacturers and distributors of prescription drug products are also required to be registered in the states where they are located and in certain states that require registration by out-of-state manufacturers and distributors. Manufacturers also must be registered with the DEA and similar applicable state and local regulatory authorities if they handle controlled substances, and with the EPA and similar state and local regulatory authorities if they generate toxic or dangerous wastes, and must also comply with other applicable DEA and EPA requirements.

From time to time, governmental agencies have conducted investigations of pharmaceutical companies relating to the distribution and sale of drug products to government purchasers or subject to government or third-

party reimbursement. However, standards sought to be applied in the course of governmental investigations can be complex and may not be consistent with standards previously applied to our industry generally or previously understood by us to be applicable to our activities.

The process for obtaining governmental approval to manufacture and market pharmaceutical products is rigorous, time-consuming and costly, and we cannot predict the extent to which we may be affected by legislative and regulatory developments. We are dependent on receiving FDA and other governmental or third-party approvals prior to manufacturing, marketing and shipping many of our products. Consequently, we cannot predict whether we will obtain FDA or other necessary approvals or whether the rate, timing and cost of such approvals will adversely affect our product introduction plans or results of operations.

We are subject to various federal and state laws pertaining to health care fraud and abuse, including anti-kickback and false claims laws.

Several types of state and federal laws, including anti-kickback and false claims statutes, have been applied to restrict certain marketing practices in the pharmaceutical industry in recent years. See Item 1—“Business—(d) Narrative Description Of Business—Government Regulation—Anti-Kickback and False Claims Statutes” for more information.

We endeavor to comply with the applicable fraud and abuse laws and to operate within related statutory exemptions and regulatory safe harbors protecting certain common activities from prosecution. However, the exemptions and safe harbors are drawn narrowly, and practices that involve remuneration to individuals or entities in a position to prescribe, purchase, or recommend our products may be subject to scrutiny if they do not qualify for an exemption or safe harbor.

Violations of fraud and abuse laws may be punishable by civil and/or criminal sanctions, including substantial fines and civil monetary penalties, debarment from contracting with the government, as well as the possibility of exclusion from federal and state health care programs, including Medicaid, Medicare and Veterans Administration health programs. Furthermore, the laws applicable to us are broad in scope and are subject to evolving interpretations and permit governmental authorities to exercise significant discretion. Any determination by a governmental authority that we are not in compliance with applicable laws and regulations could have a material adverse effect on our reputation, business operations and financial results.

The market price of our securities has been and may continue to be volatile.

The market prices of securities of companies engaged in pharmaceutical development and marketing activities historically have been highly volatile and the market price of our common stock has significantly declined. In addition, any or all of the following may have a significant impact on the market price of our common stock: our ability to continue as a going concern; developments regarding our compliance with the consent decree and returning certain or many of our products to market, including loss of market share as a result of the suspension of shipments, and related costs; developments regarding our ability to raise additional capital; developments regarding private litigation and governmental inquiries; our reporting of prices used by government agencies or third parties in setting reimbursement rates; the introduction by other companies of generic or competing products; the eligibility of our products for Medicaid, Medicare or other reimbursement; announcements by us or our competitors of technological innovations or new commercial products; delays in the development or approval of products; regulatory withdrawals of our products from the market; developments or disputes concerning patent or other proprietary rights; publicity regarding actual or potential medical results relating to products marketed by us or products under development; regulatory developments in both the U.S. and foreign countries; publicity regarding actual or potential acquisitions; public concern as to the safety of our drug technologies or products; financial condition and results which are different from securities analysts’ forecasts; economic and other external factors; and period-to-period fluctuations in our financial results.

Future sales of common stock could adversely affect the market price of our Class A or Class B Common Stock.

As of February 28, 2010, an aggregate of 4,053,366 shares of our Class A Common Stock and 27,500 shares of our Class B Common Stock were issuable upon exercise of outstanding stock options under our stock option plans, and an additional 1,844,717 shares of our Class A Common Stock and 1,309,050 shares of Class B Common Stock were reserved for the issuance of additional options and shares under these plans. In addition, as of February 28, 2010, 8,691,880 shares of Class A Common Stock were reserved for issuance upon conversion of $200.0 million principal amount of Notes, and 337,500 shares of our Class A Common Stock were reserved for issuance upon conversion of our outstanding 7% Cumulative Convertible Preferred Stock.

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

As a result of owning a large percentage of our Class B Common Stock, certain principal shareholders have control over matters requiring shareholder approval and such shareholders could approve certain proposals that may not be consistent with our other shareholders’ objectives or desires and could prevent or delay certain types of corporate transactions, such as a change of control, even if such corporate transactions might be beneficial to our other shareholders.

Our authorized capital stock consists of Class A Common Stock and Class B Common Stock. Each share of Class A Common Stock is entitled to one-twentieth of one vote and each share of Class B Common Stock is entitled to one vote. Marc S. Hermelin, the son of our founder and our former chief executive officer and former chairman of the Board, beneficially owns, either individually or through certain trusts of which he is one of the trustees, approximately 2.8 million shares of Class A Common Stock and approximately 6.3 million shares of Class B Common Stock, corresponding to approximately 46.0% of the aggregate voting power of our two classes of common stock outstanding as of January 31, 2010. In addition, David S. Hermelin, Mr. M. Hermelin’s son and our former vice president of corporate strategy and operations analysis, separately beneficially owns, either individually or through certain trusts of which he is one of the trustees, approximately 1.5 million shares of Class A Common Stock and approximately 2.2 million shares of Class B Common Stock, corresponding to approximately 16.2% of the aggregate voting power of our two classes of common stock outstanding as of January 31, 2010. Mr. M. Hermelin and Mr. D. Hermelin are members of our Board.

Accordingly, these principal shareholders are able to control the outcome of all actions requiring shareholder approval, including the election of directors, the adoption or amendment of provisions in our Certificate of Incorporation or By-Laws, and the approval of mergers and other significant corporate transactions. Depending upon the matters being presented to shareholders, the interests of the principal shareholders may not be aligned with the interests of our other shareholders and the principal shareholders may support proposals or actions with which you may disagree and which may not be consistent with your objectives or desires. The concentration of outstanding votes in the principal shareholders makes it unlikely that any other shareholder will be able to affect our management or strategic direction and may also prevent or delay a change in our management or voting control, our acquisition by a third party, or another similar transaction, even if such transaction is in our best interest or the best interest of our other shareholders. This concentrated control is also likely to discourage third parties from initiating any potential merger, takeover or other change-of-control transaction that is not supported by the principal shareholders and that may otherwise be beneficial to us or our other shareholders.

In addition, our Certificate of Incorporation does not provide for a staggered, or classified, Board and does not prohibit shareholder action by written consent. As a result, a shareholder controlling a majority of the aggregate voting power of our two classes of common stock can replace some or all members of the Board at any time, subject to compliance with the federal securities laws, the regulations of the SEC and our By-Laws.

Our By-Laws require the unanimous approval by the members of the Board of certain acts or resolutions of the Board, which could limit our ability to issue equity securities or raise capital.

Section 13 of Article III of our By-Laws provides that the following acts or resolutions of the Board or any committee of the Board require approval by a unanimous affirmative vote or unanimous written consent of the members of the Board then in office (other than any directors who affirmatively recuse themselves prior to the vote):

•	the approval of any agreement or contract, or the issuance of any security, which confers stockholder voting rights;

•	the increase in the number of the members of the Board, in accordance with Section 1 of Article III of the By-Laws, to a number which is in excess of eight (8); and

•

the approval of any contract, agreement or other document or instrument which contains any provision (1) which imposes a penalty, acceleration of debt, purchase obligation or other adverse effect upon the corporation resulting from the election or appointment of any individual to the Board or the removal of any member of the Board or (2) which restricts, limits or dilutes the right of the stockholders to elect or appoint any individual to the Board or to remove any member of the Board.

As a result, our ability to issue equity securities or to enter into agreements that include certain provisions related to a change of control may be limited, which could adversely affect our ability to raise capital and to meet our obligations as they become due.

Our Certificate of Incorporation and Delaware law may have anti-takeover effects.

Our Certificate of Incorporation authorizes the issuance of common stock in two classes, Class A Common Stock and Class B Common Stock. Each share of Class A Common Stock entitles the holder to one-twentieth of one vote on all matters to be voted upon by shareholders, while each share of Class B Common Stock entitles the holder to one full vote on each matter considered by the shareholders. In addition, our Board, with a unanimous vote, has the authority to issue additional shares of preferred stock and to determine the price, rights, preferences, privileges and restrictions of those shares without any further vote or action by the shareholders. The rights of the holders of common stock will be subject to, and may be adversely affected by, the rights of the holders of any preferred stock that may be issued in the future. The existence of two classes of common stock with different voting rights and the ability of our Board to issue additional shares of preferred stock could make it more difficult for a third party to acquire a majority of our voting stock. Other provisions of our Certificate of Incorporation and By-Laws also may have the effect of discouraging, delaying or preventing a merger, tender offer or proxy contest, which could have an adverse effect on the market price of our Class A Common Stock.

In addition, certain provisions of Delaware law applicable to our company could also delay or make more difficult a merger, tender offer or proxy contest involving our company, including Section 203 of the Delaware General Corporation Law, which prohibits a Delaware corporation from engaging in any business combination with any “interested shareholder” (as defined in the statute) for a period of three years unless certain conditions are met. In addition, our senior management is entitled to certain payments upon a change in control and certain of the stock options we have granted provide for the acceleration of vesting in the event of a change in control of our company.

Our indemnification obligations and limitations of our director and officer liability insurance may have a material adverse effect on our business, financial condition, results of operations and cash flows.

Under Delaware law, our Certificate of Incorporation and By-Laws and certain indemnification agreements to which we are a party, we have an obligation to indemnify, or we have otherwise agreed to indemnify, certain of our current and former directors, officers and associates with respect to current and future inquiries, investigations and litigation (see Note 16—“Commitments and Contingencies” of the Notes to the Consolidated Financial Statements included in this Annual Report on Form 10-K). In connection with some of these pending matters, we are required to, or we have otherwise agreed to, advance, and have advanced, significant legal fees and related expenses to several of our current and former directors, officers and associates and expect to continue to do so while these matters are pending. Certain of these obligations may not be “covered matters” under our directors’ and officers’ liability insurance, or there may be insufficient coverage available. Further, in the event the directors, officers and associates are ultimately determined to not be entitled to indemnification, we may not be able to recover the amounts we previously advanced to them.

In addition, we have incurred significant expenses in connection with the pending inquiries, investigations and litigation. We maintain directors’ and officers’ liability insurance for non-indemnifiable securities claims and have met the retention limits under these policies. We cannot provide any assurances that pending claims, or claims yet to arise, will not exceed the limits of our insurance policies, that such claims are covered by the terms of our insurance policies or that our insurance carrier will be able to cover our claims. Due to these insurance coverage limitations, we may incur significant unreimbursed costs to satisfy our indemnification and other obligations, which may have a material adverse effect on our financial condition, results of operations and cash flows.

If we do not meet the New York Stock Exchange continued listing requirements, our common stock may be delisted.

In order to maintain our listing on the New York Stock Exchange (“NYSE”), we must continue to meet the NYSE minimum share price listing rule, the minimum market capitalization rule and other continued listing criteria. If our common stock were delisted, it could (i) reduce the liquidity and market price of our common stock; (ii) negatively impact our ability to raise equity financing and access the public capital markets; and (iii) materially adversely impact our results of operations and financial condition.

Current global economic conditions may adversely affect our industry, business, financial position and results of operations.

The global economy is currently undergoing a period of unprecedented volatility, and the future economic environment may continue to be less favorable than that of recent years. This has led, and could further lead, to reduced consumer spending in the foreseeable future, and this may include spending on healthcare. While generic drugs present an attractive alternative to higher-priced branded products, our sales could be negatively impacted if patients forego obtaining healthcare. In addition, reduced consumer spending may drive us and our competitors to decrease prices. These conditions may adversely affect our industry, business, financial position and results of operations.

Item 1B.	Unresolved Staff Comments

On February 9, 2009, we received a comment letter from the Staff of the Division of Corporate Finance of the SEC with respect to its review of our Annual Report on Form 10-K for the fiscal year ended March 31, 2008, as amended, our Definitive Proxy Statement on Schedule 14A filed July 29, 2008, and the June 2008 Form 10-Q. We responded to the letter, and on July 17, 2009, received a response letter from the SEC, to which we also responded. While many of the Staff’s comments have been resolved, we have two unresolved Staff comments, which will remain open until the Staff has had an opportunity to review the amendment to the June 2008 Form 10-Q and the September 2008 Form 10-Q when filed by us. As disclosed in the “Explanatory Note” of this Annual Report on Form 10-K, the amendment to the June 2008 Form 10-Q as well as the September 2008 Form 10-Q were filed on the same day as this Annual Report on Form 10-K.

Item 2.	Properties

Our corporate headquarters is located at One Corporate Woods Drive, Bridgeton, Missouri. Previously, our corporate headquarters was located at 2503 South Hanley Road in St. Louis County, Missouri, and contains approximately 35,000 square feet of floor space. We currently have a lease on the building which expires on December 31, 2011 and has a three-year renewal option. The building is leased from an affiliated partnership of Marc S. Hermelin, our former Chairman and former Chief Executive Officer. Mr. M. Hermelin is a member of the Board and a principal shareholder of our company.

In addition, we lease or own the facilities shown in the following table. All of these facilities are located in the St. Louis, Missouri metropolitan area.

Square Footage	Usage	Lease Expires	Renewal Options
Leased Facilities
30,150	PDI Mfg./Whse.	11/30/12	5 Years(1)
10,000	PDI/KV Lab/Whse.	11/30/10	None
15,000	KV/PDI Office	02/28/10	2 Years
23,000	KV Office/R&D/Mfg.	12/31/11	5 Years(1)
41,316	KV Warehouse	11/30/11	None
33,860	Pharmaceutical Division Offices	05/01/13	5 Years

153,326

Owned Facilities
128,960	KV Office/Mfg.
121,731	KV Office/Whse./Lab(2)
87,252	KV Mfg.
88,852	KV Lab
302,940	KV Mfg./Whse./Corporate/ETHEX/Ther-Rx Office(2)
259,988	ETHEX/Ther-Rx/PDI Distribution(2)
96,360	KV Warehouse

1,086,083

(1)	Two five-year options.
(2)	In March 2006, we entered into a $43.0 million mortgage loan arrangement with one of our primary lenders secured, in part, by these properties. This loan bears interest at a rate of 5.91% (and a default rate of 10.905%) and matures on April 1, 2021.

A leased facility used by PDI was damaged by an accidental fire which occurred on June 1, 2009. The incident did not affect any of our finished product manufacturing, packaging, or distribution facilities. PDI’s primary business utilizes contract manufacturing, which was unaffected by the fire.

Properties used in our operations are considered suitable for the purposes for which they are used and are believed to be adequate to meet our needs for the reasonably foreseeable future. However, we will consider leasing or purchasing additional facilities from time to time, when attractive facilities become available, to accommodate the consolidation of certain operations and to meet future operational plans.

Item 3.	Legal Proceedings

The information set forth under Note 16—“Commitments and Contingencies—Litigation and Governmental Inquiries” of the Notes to the Consolidated Financial Statements included in this Annual Report on Form 10-K is incorporated in this Item 3 by reference.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a)	Principal Market

Our Class A Common Stock and Class B Common Stock are traded on the New York Stock Exchange under the symbols KV.A and KV.B, respectively.

(b)	Approximate Number of Holders of Common Stock

As of February 28, 2010, there were 770 holders of record of Class A Common Stock and 306 holders of record of Class B Common Stock (not separately counting shareholders whose shares are held in “nominee” or “street” names).

(c)	Stock Price and Dividend Information

The high and low closing sales prices of our Class A and Class B Common Stock during each quarter of fiscal years 2009 and 2008, as reported on the New York Stock Exchange, were as follows:

	Class A Common Stock
	Fiscal Year 2009		Fiscal Year 2008
Quarter	High	Low	High	Low
First	$26.15	$18.16	$28.35	$24.58
Second	23.77	18.87	28.80	26.09
Third	22.32	1.99	31.34	27.16
Fourth	3.68	0.46	28.20	24.71

	Class B Common Stock
	Fiscal Year 2009		Fiscal Year 2008
Quarter	High	Low	High	Low
First	$26.13	$18.34	$28.40	$24.61
Second	23.92	18.83	28.90	25.96
Third	22.28	2.18	31.25	27.30
Fourth	3.78	0.58	28.09	24.63

Since 1980, we have not declared or paid any cash dividends on our common stock and we do not plan to do so in the foreseeable future. No dividends may be paid on Class A Common Stock or Class B Common Stock unless all dividends on the Cumulative Convertible Preferred Stock have been declared and paid. Holders of one class of common stock are entitled to receive dividends, other than dividends payable in our capital stock, only if dividends in the same type of property are simultaneously declared with respect to the other class of common stock. When, and if, we declare and distribute dividends on the Class B Common Stock, other than dividends payable in our capital stock, the Class A Common Stock must receive a dividend in the amount of 120% of the dividend distributed on the Class B Common Stock. Dividends of $70,000 were paid in each of fiscal years 2009 and 2008 on 40,000 shares of outstanding Cumulative Convertible Preferred Stock. There were no undeclared and unaccrued cumulative preferred dividends at March 31, 2009.

The Board reviews our dividend policy periodically. Any payment of dividends in the future will depend upon our earnings, capital requirements, financial condition and other factors considered relevant by the Board. See also Note 19—“Stock-Based Compensation” of the Notes to the Consolidated Financial Statements included in this Annual Report on Form 10-K for information relating to our equity compensation plans.

	Issuer Purchases of Equity Securities
Period	Total number of shares purchased(a)	Weighted Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares (or units) that may yet be purchased under the plans or programs
1/1/09-1/31/09	2,708	$7.49	—	—
2/1/09-2/28/09	30,751	11.17	—	—
3/1/09-3/31/09	40,049	8.50	—	—

Total	73,508	$9.58	—	—

(a)	Shares were purchased from employees upon their termination pursuant to the terms of our 1991 and 2001 Stock Option Plans.

Equity Compensation Plan Information

The following information regarding our compensation plans is furnished as of March 31, 2009, the end of our most recently completed fiscal year.

	Equity Compensation Plan Information Regarding Class A Common Stock
	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column(a)) (c)
Plan Category
Equity compensation plans approved by security holders(1)	4,173,327	$12.20	2,174,481
Equity compensation plans not approved by security holders	—	—	—

Total	4,173,327	$12.20	2,174,481

(1)	Consists of our 1991 and 2001 Incentive Stock Option Plans. See Note 19—“Stock-Based Compensation” of the Notes to the Consolidated Financial Statements included in this Annual Report on Form 10-K.

	Equity Compensation Plan Information Regarding Class B Common Stock
	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column(a)) (c)
Plan Category
Equity compensation plans approved by security holders(1)	119,260	$22.81	1,224,750
Equity compensation plans not approved by security holders	—	—	—

Total	119,260	$22.81	1,224,750

(1)	Consists of our 1991 and 2001 Incentive Stock Option Plans. See Note 19—“Stock-Based Compensation” of the Notes to the Consolidated Financial Statements included in this Annual Report on Form 10-K.

Stock Price Performance Graph

Set forth below is a line-graph presentation comparing cumulative shareholder returns for the last five fiscal years on an indexed basis with the NYSE Composite Index and the S&P Pharmaceuticals Index, a nationally recognized industry standard index. The graph assumes the investment of $100 in our Class A Common Stock and $100 in our Class B Common Stock, the NYSE Composite Index, and the S&P Pharmaceuticals Index on March 31, 2004, and reinvestment of all dividends. Our stock’s performance may not continue into the future with the same or similar trends depicted in the graph below.

	Years Ended March 31,
	2005	2006	2007	2008	2009
K-V PHARMACEUTICAL Class A K-V PHARMACEUTICAL Class B	94.46 85.44	98.21 87.70	100.69 89.81	101.63 91.41	6.72 8.77

NYSE COMPOSITE	110.95	130.30	149.78	145.51	84.79
S&P PHARMACEUTICALS	95.49	96.59	107.69	99.24	84.85

Item 6.	Selected Financial Data

The following tables set forth selected historical consolidated financial data for our company. The information in the following tables should be read in conjunction with our Consolidated Financial Statements and the notes thereto in Item 8—“Financial Statements and Supplementary Data” and Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in this Annual Report on Form 10-K to fully understand factors that may affect the comparability of the information presented below. The selected consolidated financial data presented below under the captions “Balance Sheet Data” and “Income Statement Data” reflect the correction of immaterial errors in our prior period consolidated financial statements, as more fully described in Note 4—“Correction of Immaterial Errors in Prior Period Consolidated Financial Statements” of the Notes to the Consolidated Financial Statements included in this Annual Report on Form 10-K.

In March 2009, our Board approved management’s decision to market for sale PDI, our specialty materials segment. As a result of this decision, we have segregated PDI’s operating results and presented them separately as a discontinued operation for all periods presented.

BALANCE SHEET DATA

	March 31,
	2009	2008 (c)	2007 (d)	2006 (d)	2005 (d)
	(in thousands)
Cash, cash equivalents and marketable securities	$75,730	$129,041	$242,565	$207,469	$206,127
Other current assets(a)	154,673	269,609	207,037	152,426	141,385
Property and equipment, net	188,212	187,492	181,227	173,768	129,073
Total assets	657,331	890,447	720,308	625,644	566,096
Current liabilities	225,229	308,515	77,983	57,065	52,605
Long-term debt(b)	200,725	68,674	239,452	241,319	209,767
Shareholders’ equity	139,528	453,617	360,440	298,080	283,520

(a)	We classified ARS of $66.0 million and $81.5 million as of March 31, 2009 and 2008, respectively, as non-current assets to reflect the current lack of liquidity in these investments. In previous years, these investments were classified as marketable securities.
(b)	We believe that we are not currently in compliance with one or more of the requirements of the mortgage loan documentation. Accordingly, the $37.4 million that remained outstanding under the mortgage arrangement as of March 31, 2009 was classified as a current liability as of March 31, 2009. Also, holders of our Notes had the right to require us to repurchase all or a portion of our Notes on May 16, 2008 and, accordingly, we classified the Notes as a current liability as of March 31, 2008. Since no holders required us to repurchase all or a portion of our Notes on this date and because the next occasion holders may require us to repurchase all or a portion of our Notes is May 16, 2013, the Notes were classified as a long-term liability as of March 31, 2009.
(c)	The balance sheet data as of March 31, 2008 has been revised to reflect the correction of certain immaterial errors in our prior period financial statements as more fully described in Note 4—“Correction of Immaterial Errors in Prior Period Consolidated Financial Statements” of the Notes to the Consolidated Financial Statements included in this Annual Report on Form 10-K.
(d)	The balance sheet data as of March 31, 2007, 2006 and 2005 have been revised to reflect the correction of certain immaterial errors in our prior period financial statements.

INCOME STATEMENT DATA

	Years ended March 31,
	2009	2008 (g)	2007 (g)	2006 (h)	2005 (h)
	(in thousands, except per share data)
Net revenues	$312,327	$577,623	$424,307	$349,730	$284,211
Cost of sales(a)	232,383	174,987	133,047	113,488	95,657
Operating expenses(b)(c)(d)(f)	431,442	282,499	205,663	204,143	142,656
Income (loss) from continuing operations(a)(b)(c)(e)	(318,594)	82,593	54,646	8,734	27,595
Income from discontinued operations	4,967	3,845	1,937	719	1,839
Net income (loss)(a)(b)(c)(d)(e)(f)	(313,627)	86,438	58,559	9,453	29,434
Earnings (loss) from continuing operations per share:
Diluted—Class A common	$(6.41)	$1.47	$0.99	$0.17	$0.54
Diluted—Class B common	(6.41)	1.27	0.86	0.15	0.47
Shares used in per share calculation:
Diluted—Class A common	49,689	59,144	58,953	49,997	58,633
Diluted—Class B common	12,082	12,281	12,489	13,113	15,072
Preferred stock dividends	$70	$70	$70	$70	$70

(a)	Cost of sales in fiscal year 2009 included provisions for obsolete inventory of $74.2 million to primarily cover inventory losses for all work-in-process and finished goods inventories we had on hand at November 30, 2008 and a write-off in the fourth quarter of fiscal year 2009 for certain raw materials that had no potential use in drug products to be manufactured in the future (see Note 9—“Inventories” of the Notes to the Consolidated Financial Statements included in this Annual Report on Form 10-K).
(b)

Operating expenses in fiscal year 2009 included charges of $36.6 million related to impairment of intangible assets, $10.4 million of severance benefits, $15.5 million of expense for administrative costs associated with product recalls, $50.0 million of litigation expense related to actual and probable legal settlements, and $2.0 million of purchased in-process research and development expenses related to a milestone payment made in accordance with the Gestiva™ acquisition (see Note 11—“Intangible Assets and Goodwill,” Note 13—“Accrued Liabilities” and Note 6—“Acquisitions” of the Notes to the Consolidated Financial Statements included in this Annual Report on Form 10-K).

(c)	The loss from continuing operations and the net loss in fiscal year 2009 included the impact of a $82.4 million valuation allowance that was charged to income tax expense during the year ended March 31, 2009 for deferred tax assets that we determined would not be realized as tax deductions in the future.
(d)

Operating expenses in fiscal year 2008 included purchased in-process research and development expenses of $10.0 million and $7.5 million recorded in connection with the Evamist™ and Gestiva™ acquisitions, respectively (see Note 6—“Acquisitions” of the Notes to the Consolidated Financial Statements included in this Annual Report on Form 10-K).

(e)	Net income in fiscal year 2007 included $2.0 million, net of tax, related to the cumulative effect of a change in accounting principle for the adoption of SFAS 123R.
(f)	Operating expenses in fiscal year 2006 included an expense of $30.4 million recognized in connection with the FemmePharma acquisition that consisted of $29.6 million for acquired in-process research and development and $0.9 million for direct expenses related to the transaction.
(g)	The income statement data for the years ended March 31, 2008 and 2007 have been revised to reflect the correction of certain immaterial errors in our prior period financial statements as more fully described in Note 4—“Correction of Immaterial Errors in Prior Period Consolidated Financial Statements” of the Notes to the Consolidated Financial Statements included in this Annual Report on Form 10-K.
(h)	The income statement data for the years ended March 31, 2006 and 2005 have been revised to reflect the correction of certain immaterial errors in our prior period financial statements.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Except for the historical information contained herein, the following discussion contains forward-looking statements that are subject to known and unknown risks, uncertainties, and other factors that may cause our actual results to differ materially from those expressed or implied by such forward-looking statements. These risks, uncertainties and other factors are discussed throughout this Annual Report on Form 10-K and specifically under the captions “Cautionary Note Regarding Forward-Looking Statements” and Item 1A—“Risk Factors.” In addition, the following discussion and analysis of the financial condition and results of operations, which gives effect to the correction of immaterial errors in our prior period consolidated financial statements as more fully described in Note 4—“Correction of Immaterial Errors in Prior Period Consolidated Financial Statements” of the Notes to the Consolidated Financial Statements included in this Annual Report on Form 10-K, should be read in conjunction with Item 6—“Selected Financial Data” and our Consolidated Financial Statements and the notes thereto appearing elsewhere in this Annual Report on Form 10-K. Also, for purposes of the following discussion, please note that, in March 2009, the Board approved management’s decision to market for sale PDI, our specialty materials segment. As a result of the decision to sell PDI, we identified the assets and liabilities of PDI as held for sale at March 31, 2009 and we have segregated PDI’s operating results and presented them separately as a discontinued operation for all periods presented.

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

See Item 1—“Business—(b) Significant Recent Developments” for information on recent business developments related to our company, including product recalls (and certain related financial information), the consent decree with the FDA, the plea agreement with the Department of Justice and the suspension of manufacturing and shipping of our products.

Revenue Recognition

During fiscal year 2009, we announced six separate voluntary recalls of certain tablet-form generic products as a precaution due to the potential existence of oversized tablets. Beginning in December 2008, we determined that we were not able to reasonably estimate future product returns at the time our drug products were shipped because of uncertainties associated with the risk of additional product recalls. As a result, revenue on shipments of our drug products was deferred until such uncertainties were resolved, which occurred on the earlier of the consumption by the end user or when these products were no longer subject to recall. We estimated the amount of time for a product to be consumed by the end user after it was originally shipped to be approximately two months. In December 2008, we determined that we were not able to establish the recoverability of production related inventory costs because of uncertainties associated with the risk of additional product recalls. As a result, beginning in December 2008, production and overhead costs were recognized directly into cost of sales rather than capitalized into inventory.

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

Results of Operations

Net revenues in fiscal year 2009 decreased $265.3 million, or 45.9%, as compared to fiscal year 2008. Our operations generated $50.1 million of net revenues in the last six months of fiscal year 2009, compared to net revenues of $301.0 million for the corresponding six-month period of fiscal year 2008. This decrease resulted primarily from the impact of the nationwide recalls we initiated in the fourth quarter of fiscal year 2009 and the shipment suspensions we initiated of all approved tablet-form products in December 2008 and all other drug products in January 2009. Gross profit was further affected by the $38.8 million write-off of all work-in-process and finished goods inventories on hand at November 30, 2008, a $18.1 million provision that we recorded in the fourth quarter of fiscal year 2009 to primarily cover a write-off of certain raw materials that had no future use, and the immediate recognition of all production and overhead costs into cost of sales that began in December 2008. The increase of $148.9 million in operating expenses in fiscal year 2009 compared to fiscal year 2008 was primarily due to increases in research and development expense, legal and consulting fees, branded marketing and promotions expense, litigation expense related to actual and probable legal settlements, restructuring charges and charges recorded for impairment of intangible assets. Our results of operations in fiscal year 2009 also included the impact of a $82.4 million valuation allowance that was charged to income tax expense during the year ended March 31, 2009 for deferred tax assets that we determined would not be realized as tax deductions in the future. Because of these factors, we incurred a net loss of $313.6 million in fiscal year 2009.

FISCAL YEAR 2009 COMPARED TO FISCAL YEAR 2008

Net Revenues by Segment

	Years Ended March 31,		Change
	2009	2008	$	%
	($ in thousands)
Branded products	$114,771	$212,281	$(97,510)	(45.9)%
as % of net revenues	36.7%	36.8%
Specialty generics/non-branded	197,175	364,191	(167,016)	(45.9)%
as % of net revenues	63.1%	63.1%
Other	381	1,151	(770)	(66.9)%

Total net revenues	$312,327	$577,623	$(265,296)	(45.9)%

The decrease in net revenues for fiscal year 2009 was primarily due to our operations generating $50.1 million of net revenues in the last six months of fiscal year 2009, compared to net revenues of $301.0 million for the corresponding six-month period of fiscal year 2008. This decrease resulted primarily from the impact of the nationwide recalls we initiated in January 2009 and the shipment suspensions of all approved tablet-form products in December 2008 and all other drug products in January 2009. Because of the requirements of the consent decree (see Item 1—“Business—(b) Significant Recent Developments” for information on the consent decree with the FDA), we do not expect to generate any significant revenues from products that we manufacture until we resume shipping certain or many of our approved products, which is not expected to occur until the fourth quarter of calendar year 2010 at the earliest. Net revenues for fiscal year 2009 were positively impacted by $36.7 million of incremental sales of the 25 mg and 50 mg strengths of metoprolol, which were approved by the FDA in March 2008 and May 2008, respectively. However, net revenues for fiscal year 2009 were negatively impacted by a $37.6 million reduction in sales from our generic cough/cold product line. During most of fiscal year 2008, we marketed approximately 30 products in our generic/non-branded respiratory line, which consisted primarily of cough/cold products. As a result of the Missouri Department of Health and Senior Services’ embargo placed on our inventory of certain unapproved generic/non-branded products in March 2008, we marketed only one FDA-approved generic cough/cold product during fiscal year 2009.

Gross Profit by Segment

	Years Ended March 31,		Change
	2009	2008	$	%
	($ in thousands)
Branded products	$98,853	$190,083	$(91,230)	(48.0)%
as % of net revenues	86.1%	89.5%
Specialty generics/non-branded	87,099	228,511	(141,412)	(61.9)%
as % of net revenues	44.2%	62.7%
Other	(106,008)	(15,958)	(90,050)	(564.3)%

Total gross profit	$79,944	$402,636	$(322,692)	(80.1)%

As % of total net revenues	25.6%	69.7%

The decreases we experienced in net revenues at our branded products and specialty generics/non-branded segments resulted in corresponding decreases to each segments’ gross profit in fiscal year 2009. The decline in the gross profit percentage at our specialty generic/non-branded segment was primarily due to the impact of the January 2009 recall of all drug products manufactured by us, price differences recorded with respect to customer orders of generic products we were not able to fulfill, and normal and expected price reductions on the 100 and 200 mg dosage strengths of metoprolol because the 180-day exclusivity period granted under the Hatch-Waxman Act on these products ended in January 2008. The “Other” category above includes gross profit from contract manufacturing revenues, purchase price and production variances from standard costs, and changes to inventory reserves associated with production. The change in the “Other” category was primarily due to the write-off of all work-in-process and finished goods inventories we had on hand at November 30, 2008 and the write-off we recorded in the fourth quarter of fiscal year 2009 for certain raw materials. Because of the effects of the consent decree we entered into with the FDA in March 2009, we completed an assessment of our raw materials inventory and identified certain raw materials that had no potential use in products we expect to manufacture in the future. These events were the primary factors that resulted in a provision for obsolete inventory of $74.2 million that was recorded as a component of cost of sales in fiscal year 2009. The “Other” category was further affected, beginning December 2008, by the recognition of all production and overhead costs directly to cost of sales as they were incurred.

Research and Development

	Years Ended March 31,		Change
	2009	2008	$	%
	($ in thousands)
Research and development	$69,841	$48,873	$20,968	42.9%
as % of net revenues	22.4%	8.5%

Research and development expenses consist mainly of personnel-related costs and costs from bioequivalency studies for proposed generic products, laboratory and preclinical tests for proposed branded products, clinical studies to determine the safety and efficacy of proposed branded products, and material used in research and development activities. The increase in research and development expense was due primarily to the following:

•

$6.2 million increase in salaries and benefits due to the growth of our research and development staff prior to the reduction of our workforce in February 2009 as part of a realignment of our cost structure.

•

$10.7 million increase in costs associated with the testing of drugs under development due to an increased level of bioequivalency studies and clinical trials prior to the impact of restrictions under the consent decree. The consent decree precludes us from testing any new drugs manufactured in our facilities. However, the development process for Gestiva™ is able to continue because the related NDA is owned by Hologic.

•

$2.5 million increase in material costs due to increased development activity prior to the impact of restrictions under the consent decree coupled with the write-off of inventory used for research and development activities that did not have multiple or alternative future uses.

•	$1.0 million of costs incurred by Nesher Solutions, Inc., our subsidiary based in Israel, which serves to enhance the development efforts of our generic pipeline.

Purchased In-Process Research and Development

	Years Ended March 31,		Change
	2009	2008	$	%
	($ in thousands)
Purchased in-process research and development	$2,000	$17,500	$(15,500)	(88.6)%

We entered into a definitive asset purchase agreement with Hologic to acquire the U.S. and worldwide rights to Gestiva™ upon approval of the pending Gestiva NDA under review by the FDA. The asset purchase agreement was subsequently amended in January 2010. In accordance with the original asset purchase agreement, we made a $7.5 million cash payment on February 20, 2008, the initial closing date, and a $2.0 million cash payment in May 2008 when Hologic received an acknowledgement from the FDA that Hologic’s response to the FDA’s October 20, 2006 “approvable” letter was sufficient for the FDA to proceed with its review of the Gestiva NDA. Because the product had not yet obtained FDA approval when these payments were made, we recorded in-process research and development charges of $2.0 million and $7.5 million in fiscal years 2009 and 2008, respectively. See Item I—“Business—(d) Narrative Description Of Business—Ther-Rx—History of Our Branded Products Segment” and Note 6—“Acquisitions” of the Notes to the Consolidated Financial Statements included in this Annual Report on Form 10-K for more information regarding the original asset purchase agreement and related amendment with Hologic and matters related to Gestiva™.

In May 2007, we acquired from VIVUS, Inc. the U.S. marketing rights to Evamist™, a transdermal estrogen therapy (see Note 6—“Acquisitions” of the Notes to the Consolidated Financial Statements included in this Annual Report on Form 10-K). Under the terms of the asset purchase agreement for Evamist, we paid $10.0 million in cash at closing and made an additional cash payment of $141.5 million upon final approval of the product by the FDA in July 2007. Since the product had not yet obtained FDA approval when the initial payment was made at closing, we recorded a $10.0 million in-process research and development charge during fiscal year 2008.

Selling and Administrative

	Years Ended March 31,		Change
	2009	2008	$	%
	($ in thousands)
Selling and administrative	$248,410	$203,495	$44,915	22.1%
as % of net revenues	79.5%	35.2%

The increase in selling and administrative expense resulted from the net impact of the following:

•

$29.3 million increase in legal, professional and consulting fees due to an increase in litigation activity coupled with the steps taken by us in connection with the FDA’s inspectional activities, the consent decree, litigation and governmental inquiries, and the investigation conducted by the Audit Committee.

•	$12.8 million increase in branded marketing expense due primarily to marketing and promotions expenses related to the launch of Evamist™.

•

$9.5 million increase in salaries and benefits due to increases in management, sales and other personnel that occurred prior to the reduction of our workforce in February 2009 as part of a realignment of our cost structure.

•	$2.5 million increase in losses recognized on disposals of property and equipment related primarily to the discontinuation of various liquid-form product lines.

•

On January 28, 2009, we initiated a nationwide voluntary recall affecting most of our products. The recall was subsequently expanded on February 3, 2009. This recall affected multiple lots of over 150 branded and generic/non-branded products for which we recorded increased processing fees and other administrative expenses of $15.0 million in fiscal year 2009.

•

$9.6 million decrease in incentive bonuses due to the termination in fiscal year 2009 of incentive bonus plans for our executives in connection with the events described in Item 1—“Business—(b) Significant Recent Developments” of this Annual Report on Form 10-K.

•

$10.8 million decrease in compensation expense due to the reversal of a previously recorded accrual associated with the former Chief Executive Officer’s retirement benefits as a result of the termination “for cause” of the former Chief Executive Officer’s employment agreement by the Board. Mr. M. Hermelin has informed us, however, that he believes he effectively retired from his employment with us prior to the termination of his employment agreement on December 5, 2008 by the Board.

•

$6.1 million decrease in compensation expense that was recorded during fiscal year 2009 due primarily to the reversal of an accrual for payroll related withholding taxes on disqualified incentive stock options that resulted from a settlement with the IRS for calendar years 2004 to 2007 (see Note 18—“Income Taxes” of the Notes to the Consolidated Financial Statements included in this Annual Report on Form 10-K).

Amortization of Intangible Assets

	Years Ended March 31,		Change
	2009	2008	$	%
	($ in thousands)
Amortization of intangible assets	$14,221	$11,491	$2,730	23.8%
as % of net revenues	4.6%	2.0%

The increase in amortization of intangible assets was due primarily to the purchase of Evamist™ in May 2007 and the impact of a full year’s amortization of the intangible assets we recorded thereon (see Note 6—“Acquisitions” of the Notes to the Consolidated Financial Statements included in this Annual Report on Form 10-K). Under the terms of the purchase agreement, we paid $141.5 million after final approval of the product was received from the FDA on July 27, 2007. The final purchase price allocation was completed during the first quarter of fiscal year 2009 and resulted in estimated identifiable intangible assets of $44.1 million for product rights; $12.8 million for trademark rights; $82.5 million for rights under a sublicense agreement; and $2.1 million for a covenant not to compete. In conjunction with the FDA’s approval of Evamist™ on July 27, 2008, we began amortizing the product rights, trademark rights and rights under the sublicense agreement over 15 years and the covenant not to compete over nine years.

Impairment of Intangible Assets

	Years Ended March 31,		Change
	2009	2008	$	%
	($ in thousands)
Impairment of intangible assets	$36,618	$1,140	$35,478	3,112.1%
as % of net revenues	11.7%	0.2%

We evaluate our intangible assets for impairment at least annually or whenever events or changes in circumstances indicate an intangible asset’s carrying amount may not be recoverable. Because of events that occurred beginning in the third quarter of fiscal year 2009, which included four voluntary recalls involving 25 generic products and the suspension of all shipments of our FDA-approved tablet-form products, we completed an evaluation of each of our intangible assets. Based upon management’s analysis, it was determined the following intangible assets were impaired:

•

Pursuant to the terms of the consent decree, we agreed not to distribute our unapproved products, including our prenatal vitamins and hematinic products, unless we obtain approval through the FDA’s ANDA or NDA processes. Since such products are unable to generate any revenues and are not approved by the FDA, we recorded $34.1 million during fiscal year 2009 as an impairment charge to write-off the net book value of the intangible assets related to our branded prenatal vitamins and hematinic products.

•

During fiscal year 2009, we recognized an impairment charge of $2.5 million for the intangible assets related to a product we had under development to treat endometriosis. It was determined at the end of our Phase II study that this product was not effective because its efficacy was not better than that of a placebo. As a result, we decided to abandon development of the product in fiscal year 2009 and wrote-off the related intangible assets.

•

During fiscal year 2008, we recognized an impairment charge of $1.1 million for the intangible asset related to a product right licensed under an external development agreement. Price erosion on the product eliminated the economic benefits of marketing the product. The entire balance of the intangible asset was written-off as the product was no longer expected to generate positive future cash flows.

With respect to the intangible assets related to Evamist™, we had approximately $125.5 million of unamortized costs and remaining useful lives of 9 to 13 years as of March 31, 2009. To test impairment of these assets, we performed a cash flow analysis, which incorporates a number of significant assumptions and estimates that are subject to change as actual results become known. The sum of the projected undiscounted cash flows, which extend over the useful life assigned to the assets, slightly exceeds the carrying amount of the intangible assets as of March 31, 2009 and we concluded that the asset is not impaired as of that date. However, any significant differences in actual future results versus estimates used to prepare the cash flow analysis, such as lower sales, increases in production costs or technological changes, could result in impairment of these intangible assets at a future date.

Litigation and Governmental Inquiries

	Years Ended March 31,		Change
	2009	2008	$	%
	($ in thousands)
Litigation and governmental inquiries	$49,996	$—	$49,996	N/A

We have been named as defendants in certain cases alleging that we reported improper or fraudulent pricing information under the Medicaid rebate program. During fiscal year 2009, we recorded $6.5 million of litigation expense for settlements and to cover our exposure under similar Medicaid cases that are still pending because settlement was determined to be probable and the related amount reasonably estimable.

We have been named as defendant in various product liability actions related to the voluntary product recalls initiated by the Company in calendar year 2008 and early 2009 and alleged damages as a result of the ingestion of purportedly oversized tablets allegedly distributed in 2007 and 2008. (See Note 13—“Accrued Liabilities” and Note 16—“Commitments and Contingencies” of the Notes to the Consolidated Financial Statements included in this Annual Report on Form 10-K.) Based on our product liability insurance coverage and the number of product liability actions that are pending, that have been settled and that we expect will occur, we recorded product liability expense of $14.4 million in fiscal year 2009.

In May 2009, we entered into a global confidential settlement agreement with Axcan ScandiPharm, Inc. (“Axcan”) to dismiss a suit Axcan had filed against us in June 2007. The settlement agreement required us to pay Axcan in three installments, $3.5 million of which was paid in May 2009. Subsequent to May 2009, the original agreement with Axcan was revised and we made a payment of $2.0 million to settle the remaining two payments due to Axcan. At March 31, 2009, we had recorded a settlement liability of $5.5 million in accrued liabilities.

Pursuant to the plea agreement that ETHEX entered into with the Department of Justice on March 2, 2010, ETHEX agreed to pay criminal fines, restitution to the Medicare and Medicaid programs and an administrative forfeiture in the aggregate amount of $27.6 million (see Item 1—“Business—(b) Significant Recent Developments—Plea Agreement with the U.S. Department of Justice” in this Annual Report on Form 10-K). The plea agreement requires us to pay the criminal fines in five installment payments beginning March 6, 2010 and ending July 11, 2012. For fiscal 2009, we recorded litigation expense of $23.6 million for the present value of the administrative forfeiture and the five expected installment payments related to the criminal fines and reduced net revenues by $2.3 million for the restitution payments made to the Medicare and Medicaid programs on March 6, 2010. We used risk-free interest rates averaging 2.16% to determine the present value of the installment payments due under the plea agreement.

See Note 16—“Commitments and Contingencies—Litigation and Governmental Inquiries” of the Notes to the Consolidated Financial Statements included in this Annual Report on Form 10-K for more information.

Restructuring Charges

	Years Ended March 31,		Change
	2009	2008	$	%
	($ in thousands)
Restructuring charges	$10,356	$—	$10,356	N/A

On February 5, 2009, we commenced a substantial reduction of our workforce as part of an ongoing realignment of our cost structure. Employee headcount, through a combination of terminations and layoffs, was reduced by approximately 1,000 employees. We recorded expense of $10.4 million in fiscal year 2009 for severance benefits related to these terminations.

Interest Expense

	Years Ended March 31,		Change
	2009	2008	$	%
	($ in thousands)
Interest expense	$9,312	$10,463	$(1,151)	(11.0)%

The decrease in interest expense resulted primarily from a decline in amortization of deferred financing costs related to the issuance of the convertible notes that became fully amortized during the first quarter of fiscal year 2009. Also contributing to the decrease in interest expense was a reduction in the interest rate and the repayment in February 2009 of borrowings under our credit facility.

Interest and Other Expense (Income)

	Years Ended March 31,		Change
	2009	2008	$	%
	($ in thousands)
Interest and other expense (income)	$6,280	$(12,524)	$(18,804)	(150.1)%

The increase in interest and other expense (income) consisted of the following:

•	$6.2 million decline in interest income due primarily to a decrease in short-term interest rates.

•	$3.5 million increase in foreign currency transaction losses on an investment denominated in the Indian Rupee.

•

$10.5 million of other-than-temporary impairment recognized into earnings during fiscal year 2009 on our ARS, offset in part by a $1.3 million gain recognized in connection with a settlement agreement with our broker for a $10.0 million ARS (see Note 7—“Investment Securities” of the Notes to the Consolidated Financial Statements included in this Annual Report on Form 10-K).

Income Tax Expense (Benefit)

	Years Ended March 31,		Change
	2009	2008	$	%
	($ in thousands)
Income tax expense (benefit)	$(48,496)	$39,605	$(88,101)	(222.4)%
effective tax rate	13.8%	32.4%

The income tax benefit recorded in fiscal year 2009 was the result of a pretax loss for the year. The lower-than-expected tax rate in fiscal year 2009 resulted from the impact of valuation allowances in the amount of $82.4 million that were charged to income tax expense during the year ended March 31, 2009 for deferred tax assets that we determined that more likely than not would not be realized as future tax deductions. The lower-than-expected tax rate in fiscal year 2008 resulted from the reversal of certain tax liabilities associated with tax positions from previous years that were determined to no longer be necessary, as the relevant statute of limitations had expired.

Income from Discontinued Operations

	Years Ended March 31,		Change
	2009	2008	$	%
	($ in thousands)
Income from discontinued operations	$4,967	$3,845	$1,122	29.2%

During the fourth quarter of fiscal year 2009, our Board authorized management to sell PDI, our specialty materials segment. We are in the process of marketing PDI for sale and have retained an advisor to assist us in the divestiture of PDI. Therefore, we have segregated PDI’s operating results and presented them separately as a discontinued operation for all periods presented. (See Note 5—“Discontinued Operations” of the Notes to the Consolidated Financial Statements included in this Annual Report on Form 10-K.) The increase in income from discontinued operations was primarily due to an increase in PDI’s net revenues.

FISCAL YEAR 2008 COMPARED TO FISCAL YEAR 2007

Net Revenues by Segment

	Years Ended March 31,		Change
	2008	2007	$	%
	($ in thousands)
Branded products	$212,281	$188,050	$24,231	12.9%
as % of net revenues	36.8%	44.3%
Specialty generics/non-branded	364,191	234,341	129,850	55.4%
as % of net revenues	63.1%	55.2%
Other	1,151	1,916	(765)	(39.9)%

Total net revenues	$577,623	$424,307	$153,316	36.1%

The increase in branded product sales was due primarily to continued sales growth of our anti-infective brand, Clindesse®, coupled with increased sales from our prescription prenatal and hematinic product lines. Sales of Clindesse® increased 25.9% to $40.0 million during fiscal year 2008 due to an increase in prescription volume of 27.4% coupled with the impact of price increases over fiscal year 2008. Sales from our PreCare® product line increased 12.3% to $81.5 million during fiscal year 2008. This increase was primarily due to sales growth experienced by PrimaCare ONE® and PreCare Premier®, coupled with product line price increases. Specifically, sales of PrimaCare ONE® increased $12.6 million, or 28.8%, to $56.3 million in fiscal year 2008. This increase reflected the impact of price increases over the past 12 months coupled with continued market share gains as PrimaCare ONE®’s share of the prescription prenatal vitamin market increased to 27.2% at the end of the fiscal year 2008, up from 23.1% at the end of fiscal year 2007. Sales of our hematinic products increased 10.3% to $53.2 million in fiscal year 2008, which primarily reflected sales growth of Repliva 21/7®. Sales of Gynazole-1®, our vaginal antifungal cream product, declined 3.9% to $23.7 million during fiscal year 2008. The fluctuation in Gynazole-1® sales reflected the impact of a decline in market share, offset in part by price increases that occurred during fiscal year 2008. Branded product sales were also impacted by the introduction of Evamist™ at the end of fiscal year 2008. Evamist™, a transdermal estrogen therapy, was acquired in May 2007 and received FDA approval in July 2007. We began shipping this new product at the end of March 2008 and generated fiscal year 2008 sales of $1.9 million.

The growth in specialty generic/non-branded sales resulted primarily from the launch in July 2007 of the 100 mg and 200 mg strengths of metoprolol, the generic version of Toprol-XL® (marketed by AstraZeneca). In fiscal year 2006, we received a favorable court ruling in a patent infringement action filed against us by AstraZeneca based on our ANDA submissions to market the 100 mg and 200 mg dosage strengths. Because we were the first company to submit an ANDA for these dosage strengths and challenge the Toprol-XL® patents, we received a 180-day exclusivity period during which no other generic version of the product could be approved. We began shipping the 100 mg and 200 mg dosage strengths in July 2007 and they generated net revenues of $119.1 million during fiscal year 2008. We received FDA approval to market the 25 mg strength of metoprolol, and subsequently began shipping this product, in March 2008. Sales of this product totaled $0.9 million in fiscal year 2008. In addition, we received FDA approval to market the 50 mg strength of metoprolol, and subsequently began shipping this product, in May 2008. Our specialty generic sales for the year were also favorably impacted by sales of six strengths of Diltiazem HCI ER Capsules (AB rated to Tiazac®) which we launched in September 2006. These products generated net revenues of $22.1 million in fiscal year 2008, an increase of $10.5 million over the prior year.

Gross Profit by Segment

	Years Ended March 31,		Change
	2008	2007	$	%
	($ in thousands)
Branded products	$190,083	$167,233	$22,850	13.7%
as % of net revenues	89.5%	88.9%
Specialty generics/non-branded	228,511	137,019	91,492	66.8%
as % of net revenues	62.7%	58.5%
Other	(15,958)	(12,992)	(2,966)	(22.8)%

Total gross profit	$402,636	$291,260	$111,376	38.2%

as % of total net revenues	69.7%	68.6%

The increase in gross profit was primarily due to the sales growth experienced by our specialty generics and branded products segments. The increase in specialty generic sales resulted primarily from the launch in July 2007 of the 100 mg and 200 mg strengths of metoprolol, which along with the 25 mg strength approved and launched in March 2008, generated net revenues of $120.0 million in fiscal year 2008. Because we were the first company that submitted an ANDA for the 100 mg and 200 mg dosage strengths and challenge the Toprol-XL® patents, we received a 180-day exclusivity period during which no other generic version of the product could be approved. The gross profit percentages at our specialty generic/non-branded segment and on a consolidated basis increased over the prior year because the 180-day exclusivity period allowed us to offer the 100 mg and 200 mg strengths of metoprolol at relatively higher margins than our other generic/non-branded products. Impacting the “Other” category are contract manufacturing revenues, pricing and production variances, and changes to inventory reserves associated with production. Any inventory reserve changes associated with finished goods are reflected in the applicable segment. During fiscal year 2008, the provision for obsolete inventory increased to $18.8 million, compared to $12.0 million in fiscal year 2007. The increase in the provision for obsolete inventory was primarily due to the impact of the FDA hold on certain unapproved specialty generic products that occurred in March 2008. We included in the reserve for obsolete inventory $5.5 million for all of the unapproved specialty generic products subject to the FDA hold, including the raw materials used to manufacture the products and work-in-process inventories that we had on hand at March 31, 2008.

Research and Development

	Years Ended March 31,		Change
	2008	2007	$	%
	($ in thousands)
Research and development	$48,873	$31,638	$17,235	54.5%
as % of net revenues	8.5%	7.5%

The increase in research and development expense was primarily due to a growing product development pipeline, continued active development of various branded and generic/non-brand products in our internal and external pipelines, and increased personnel expenses related to the growth of our research and development staff.

Purchased In-Process Research and Development

	Years Ended March 31,		Change
	2008	2007	$	%
	($ in thousands)
Purchased in-process research and development	$17,500	$—	$17,500	N/A

In May 2007, we acquired from VIVUS, Inc the U.S. marketing rights to Evamist™, a transdermal estrogen therapy (see Note 6—“Acquisitions” of the Notes to the Consolidated Financial Statements included in this Annual Report on Form 10-K). Under the terms of the asset purchase agreement for Evamist, we paid $10.0 million in cash at closing and made an additional cash payment of $141.5 million upon final approval of the product by the FDA in July 2007. Since the product had not yet obtained FDA approval when the initial payment was made at closing, we recorded a $10.0 million purchased in-process research and development charge in fiscal year 2008.

In January 2008, we entered into a definitive asset purchase agreement with Hologic to acquire the U.S. and worldwide rights to Gestiva™. In accordance with the asset purchase agreement, we made a $7.5 million cash payment on the initial closing date in February 2008. Since the product had not yet obtained FDA approval when the initial payment was made, we recorded an in-process research and development charge of $7.5 million during fiscal year 2008.

Selling and Administrative

	Years Ended March 31,		Change
	2008	2007	$	%
	($ in thousands)
Selling and administrative	$203,495	$171,623	$31,872	18.6%
as % of net revenues	35.2%	40.4%

The increase in selling and administrative expenses was primarily due to:

•	$16.5 million increase in personnel costs due to increases in management, sales and other personnel.

•	$8.5 million increase in branded marketing and promotions expense.

•	$2.3 million increase in travel and auto leasing costs at our branded products segment.

•	$2.1 million increase in legal and professional expense commensurate with an increase in litigation activity.

Amortization of Intangible Assets

	Years Ended March 31,		Change
	2008	2007	$	%
	($ in thousands)
Amortization of intangible assets	$11,491	$4,810	$6,681	138.9%
as % of net revenues	2.0%	1.1%

The increase in the amortization of intangible assets was primarily due to the purchase of Evamist™ in May 2007 and the impact of intangible assets that we recorded thereon (see Note 6—“Acquisitions” of the Notes to the Consolidated Financial Statements included in this Annual Report on Form 10-K). Under the terms of the purchase agreement, we made two cash payments: $10.0 million was paid in May 2007 and expensed as in-process research and development and $141.5 million was paid in July 2007 when final approval of the product was received from the FDA. Upon FDA approval in July 2007, we began amortizing the product rights, trademark rights and rights under the sublicense agreement over 15 years and the covenant not to compete over nine years.

Impairment of Intangible Assets

	Years Ended March 31,		Change
	2008	2007	$	%
	($ in thousands)
Impairment of intangible assets	$1,140	$—	$1,140	N/A

During the fiscal year ended March 31, 2008, we recognized an impairment charge of $1.1 million for the intangible asset related to a product right acquired under an external development agreement. Price erosion on the product eliminated the economic benefits of marketing the product. The entire balance of the intangible asset was written-off as the product is no longer expected to generate positive future cash flows.

Operating Income

	Years Ended March 31,		Change
	2008	2007	$	%
	($ in thousands)
Operating income	$120,137	$85,597	$34,540	40.4%

The improvement in operating income was primarily due to sales of the 100 mg and 200 mg strengths of metoprolol succinate extended-release tablets. We began shipping these two products in July 2007 and they generated net revenues of $119.1 million during the year. The related increase in gross profit of $111.4 million was offset in part by a $76.8 million increase in operating expenses, which included purchased in-process research and development expenses of $10.0 million and $7.5 million recorded in connection with the Evamist™

and Gestiva™ acquisitions, respectively (see Note 6—“Acquisitions” of the Notes to the Consolidated Financial Statements included in this Annual Report on Form 10-K).

Interest Expense

	Years Ended March 31,		Change
	2008	2007	$	%
	($ in thousands)
Interest expense	$10,463	$8,985	$1,478	16.4%

The increase in interest expense was primarily the result of interest incurred on the $50.0 million of borrowings made under our credit facility in August 2007. The advance against our credit facility was used, along with cash on hand, to fund the $141.5 million payment for the purchase of Evamist™. We repaid $20.0 million of the borrowing against our credit facility in November 2007.

Interest and Other Expense (Income)

	Years Ended March 31,		Change
	2008	2007	$	%
	($ in thousands)
Interest and other expense (income)	$(12,524)	$(10,255)	$2,269	22.1%

The increase in interest and other income resulted primarily from a $1.7 million increase in interest income due to an increase in the weighted average interest rate earned on short-term investments. The increase in the weighted average interest rate resulted principally from a restructuring of the investment portfolio in the prior year from short-term tax-exempt securities to short-term taxable securities. Interest and other income was also favorably impacted by a $0.5 million increase in foreign currency transaction gains on an investment denominated in the Indian Rupee.

Income Tax Expense

	Years Ended March 31,		Change
	2008	2007	$	%
	($ in thousands)
Income tax expense	$39,605	$32,221	$7,384	22.9%
effective tax rate	32.4%	37.1%

The lower effective tax rate in fiscal year 2008 resulted primarily from the reversal of certain tax liabilities associated with tax positions from previous years that were determined to no longer be necessary as the relevant statute of limitations had expired. The effective tax rates for both the current and prior periods were favorably impacted by the domestic manufacturer’s deduction and the use of business credits. (See Note 18—“Income Taxes” of the Notes to the Consolidated Financial Statements included in this Annual Report on Form 10-K.) The fiscal year 2007 tax rate was adversely affected by the recording of additional liabilities associated with tax positions claimed on filed tax returns.

Income from Discontinued Operations

	Years Ended March 31,		Change
	2008	2007	$	%
	($ in thousands)
Income from discontinued operations	$3,845	$1,937	$1,908	98.5%

During the fourth quarter of fiscal year 2009, our Board authorized management to sell PDI, our specialty materials segment. Therefore, we have segregated PDI’s operating results and presented them separately as a discontinued operation for all periods presented. (See Note 5—“Discontinued Operations” of the Notes to the Consolidated Financial Statements included in this Annual Report on Form 10-K.) The increase in income from discontinued operations was primarily due to an increase in PDI’s net revenues.

Liquidity and Capital Resources

Cash and cash equivalents and working capital were $75.7 million and $18.0 million, respectively, at March 31, 2009, compared to $88.5 million and $90.1 million, respectively, at March 31, 2008. Working capital is defined as total current assets minus total current liabilities. Our Notes contain conversion terms that impact whether they are classified as current or long-term liabilities and consequently affect our working capital position. The $200.0 million principal amount of Notes were classified as a current liability as of March 31, 2008 due to the holders having the right to require us to repurchase all or a portion of their Notes on May 16, 2008. Since no holders required us to repurchase all or a portion of their Notes on that date and because the next date on which holders may require us to repurchase all or a portion of their Notes is May 16, 2013, the Notes were classified as a long-term liability as of March 31, 2009.

The following table summarizes the components of working capital at March 31, 2009 and March 31, 2008:

	2009	2008	Increase (Decrease)
	$ in thousands
Current assets:
Cash and cash equivalents	$75,730	$88,493	$(12,763)
Marketable securities	—	40,548	(40,548)
Receivables	19,235	131,776	(112,541)
Inventories	22,186	94,330	(72,144)
Prepaid and other assets	16,609	8,366	8,243
Income taxes receivable	81,031	11,015	70,016
Current assets held for sale	6,770	—	6,770
Deferred tax asset	8,842	24,122	(15,280)

Total current assets	$230,403	$398,650	$(168,247)

Current liabilities:
Accounts payable	$35,975	$32,020	$3,955
Accrued liabilities	150,863	73,996	76,867
Current maturities of long-term debt	37,824	202,499	(164,675)
Current liabilities associated with assets held for sale	567	—	567

Total current liabilities	$225,229	$308,515	$(83,286)

The decrease in marketable securities at March 31, 2009 was due to the sale of these securities in August 2008. The reduction in receivables at March 31, 2009 was primarily due to the impact of the shipment suspensions we initiated in December 2008 for all approved tablet-form products and in January 2009 for all other drug products. As a result, we generated minimal shipments in the fourth quarter of fiscal year 2009 and our receivables were reduced accordingly. The decrease in inventories was primarily the result of our cost of sales including provisions for obsolete inventory of $74.2 million to primarily cover inventory losses for all work-in-process and finished goods inventories we had on hand at November 30, 2008 and a write-off in the fourth quarter of fiscal year 2009 for certain raw materials that had no potential use in products to be manufactured by us in the future. Inventory was further affected, beginning December 2008, by the recognition of all production and overhead costs directly to cost of sales as they were incurred. The increase in income taxes receivable was due to the net loss realized in fiscal year 2009 and the related income tax benefit we recorded thereon. The decrease in deferred tax assets was due to valuation allowances that we recorded in fiscal year 2009 for deferred tax assets that we determined would not be realized as tax deductions in the future. The increase in accrued liabilities was primarily due to unpaid product recall liabilities we accrued during fiscal year 2009, unpaid failure to supply claims that we accrued during fiscal year 2009, unpaid severance payments related to the workforce reductions that occurred during fiscal year 2009 and accrued litigation expenses we recorded during fiscal year 2009. The decrease in current maturities of long-term debt was due to the classification of the Notes as a current liability at March 31, 2008 and a long-term liability at March 31, 2009.

Net cash provided by operating activities generally represents income from sales of our products, offset by the timing of receipts and payments in the ordinary course of business. Net cash flow provided by operating activities was $123.1 million in fiscal year 2008. For fiscal year 2009, however, we had net cash flow used in operating activities of $2.3 million. In fiscal year 2009, net cash flow used in operations consisted of a net loss of $313.6 million, impacted by non-cash items, which included depreciation, amortization and impairment charges, and changes in receivables, inventories, income taxes receivable, and accrued liabilities. In fiscal year 2008, net cash flow from operations resulted primarily from net income adjusted for non-cash items.

Net cash flow from investing activities included capital expenditures of $23.6 million in fiscal year 2009, compared to $24.2 million in fiscal year 2008. Other investing activities in fiscal year 2009 included $0.6 million and $52.1 million of purchases and sales, respectively, of investment securities classified as available for sale and $2.0 million of milestone payments we made, which related to the Gestiva™ acquisition (see Note 6—“Acquisitions” of the Notes to the Consolidated Financial Statements included in this Annual Report on Form 10-K). Also, we paid $3.0 million during fiscal year 2009 to acquire assets associated with the pharmaceutical division of LycoRed Natural Products Industries Ltd., a product development company located in Israel. Investing activities in fiscal year 2008 included two cash payments made under the Evamist™ purchase agreement: $10.0 million was paid in May 2007 and expensed as in-process research and development and $141.5 million was paid and recorded as an intangible asset in July 2007 when final approval of the product was received from the FDA. In addition, we paid $7.5 million in January 2008 when the Original Agreement for Gestiva™ was closed. This amount was expensed as in-process research and development. Other investing activities in fiscal year 2008 also included purchases and sales of investment securities classified as available for sale of $125.4 million and $158.8 million, respectively.

At March 31, 2009, we had invested $72.8 million in principal amount of ARS. Consistent with our investment policy guidelines, the ARS held by us were AAA rated securities with long-term nominal maturities secured by student loans which are guaranteed by the U.S. Government. Liquidity for the ARS is typically provided by an auction process which allows holders to sell their notes and resets the applicable interest rate at pre-determined intervals, typically between seven to 35 days. However, with the liquidity issues experienced in global credit and capital markets, the ARS experienced failed auctions beginning in February 2008 and throughout fiscal year 2009. An auction failure means that the parties wishing to sell their securities could not be matched with an adequate volume of buyers. The securities for which auctions have failed continue to accrue interest at the contractual rate and continue to be auctioned every seven, 14, 28 or 35 days, as the case may be, until the auction succeeds, the issuer calls the securities, or they mature.

On February 25, 2009, we initiated legal action against Citigroup Global Markets Inc. (“CGMI”), through which we acquired the ARS we held at that time, in the District Court for the Eastern District of Missouri. On January 21, 2010, we entered into a Purchase and Release Agreement with CGMI pursuant to which CGMI agreed to purchase the ARS for an aggregate purchase price of approximately $61.7 million. We also received a two-year option (which expires on January 21, 2012) to reacquire the ARS (in whole or on a class-by-class basis) for the prices at which they were sold, as well as the right to receive further payments in the event any ARS are redeemed prior to the expiration of the option. We agreed to release CGMI from any liability or claim arising from our investment in ARS sold by CGMI, and we agreed with CGMI to take all necessary steps to dismiss with prejudice all claims asserted by us against CGMI regarding the ARS, including the legal action referred to above.

(See Note 26—“Subsequent Events” of the Notes to the Consolidated Financial Statements included in this Annual Report on Form 10-K for more information regarding the settlement agreement and the proceeds received in connection therewith.)

Because of events discussed in Item 1—“Business—(b) Significant Recent Developments—Discontinuation of Manufacturing and Distribution; Product Recalls; and the FDA Consent Decree” included in this Annual Report on Form 10-K that occurred beginning in December 2008, we face significant liquidity concerns and determined we could no longer support our previous assertion that we had the ability to hold impaired securities until their forecasted recovery. As a result, we concluded that the ARS became other-than-temporarily impaired during December 2008 and we recorded a loss of $9.1 million into current period earnings during the quarter ended December 31, 2008. This adjustment reduced the carrying value of the ARS to $63.7 million. The carrying value at March 31, 2009 was increased to $63.8 million after recording discount accretion on the ARS. The estimated fair value of our ARS holdings at March 31, 2009 was $66.0 million as compared to a principal amount of $72.8 million as of the same date (see Note 7—“Investment Securities” of the Notes to the Consolidated Financial Statements included in this Annual Report on Form 10-K for further discussion of our investment in ARS and other-than-temporary impairment charges recorded during fiscal year 2009). The $2.2 million difference in fair value of the ARS at March 31, 2009 compared to the corresponding carrying value was recorded in accumulated other comprehensive income as an unrealized gain of $1.4 million, net of tax.

Our debt balance, including current maturities, was $238.5 million at March 31, 2009, compared to $271.2 million at March 31, 2008. In February 2009, we repaid the $30.0 million of borrowings outstanding under our credit facility. Subsequent to repayment of the outstanding borrowings under the credit facility, we were notified by our lenders that our $320.0 million revolving line of credit had been terminated.

In June 2007, we entered into an installment payment agreement with a financial institution for the purchase of software products and the right to receive consulting or other services from the seller. Upon delivery of the products and services, the financial institution will pay the seller amounts owed for the software products and services. As a result of the installment payment agreement, we recorded debt in the amount of $1.7 million, which will be paid ratably over 16 consecutive quarters to the financial institution. Also, in August 2007, we entered into another agreement with the same financial institution for the payment of additional consulting services that will be provided on a time and material basis. In exchange for the institution paying the seller for fees owed, we have recorded additional debt in the amount of $0.3 million, which will be paid to the financial institution ratably over 16 consecutive quarters. The two installment payment agreements were discounted using an imputed annual interest rate that approximated our company’s borrowing rate for similar debt instruments at the time of the borrowings.

In March 2006, we entered into a $43.0 million mortgage loan arrangement with one of our primary lenders, in part to refinance $9.9 million of existing mortgages. The $32.8 million of net proceeds we received from the mortgage loan was used for working capital and general corporate purposes. The mortgage loan, which is secured by three of our buildings, bears interest at a rate of 5.91% (and a default rate of 10.905%) and matures on April 1, 2021. We believe that we are currently not in compliance with one or more of the requirements of the mortgage loan arrangement as of March 31, 2009. If we are unable to comply with the requirements of the mortgage loan arrangement or otherwise receive a waiver from the mortgage lender for any non-compliance, the mortgage debt obligation could become immediately due and payable. Accordingly, the $37.4 million that remained outstanding under the mortgage arrangement as of March 31, 2009 was classified as a current liability as of March 31, 2009.

In May 2003, we issued $200.0 million principal amount of Notes that are convertible, under certain circumstances, into shares of our Class A Common Stock at an initial conversion price of $23.01 per share. The Notes bear interest at a rate of 2.50% and mature on May 16, 2033. We are also obligated to pay contingent interest at a rate equal to 0.5% per annum during any six-month period commencing May 16, 2006, if the average trading price of the Notes per $1,000 principal amount for the five-trading day period ending on the third trading day immediately preceding the first day of the applicable six-month period equals $1,200 or more. In November

2007, the average trading price of the Notes reached the threshold for the applicable five-day trading period, which resulted in the payment of contingent interest and beginning November 16, 2007 the Notes began to bear interest at a rate of 3.00% per annum. In May 2008, the average trading price of the Notes fell below the contingent interest threshold for the five-day trading period and beginning May 16, 2008 the Notes began to pay interest at a rate of 2.50% per annum. We may redeem some or all of the Notes at any time on or after May 21, 2006, at a redemption price, payable in cash, of 100% of the principal amount of the Notes, plus accrued and unpaid interest (including contingent interest, if any) to the date of redemption. Holders may require us to repurchase all or a portion of their Notes on May 16, 2013, 2018, 2023 and 2028, or upon a change in control, as defined in the indenture governing the Notes, at 100% of the principal amount of the Notes, plus accrued and unpaid interest (including contingent interest, if any) to the date of repurchase, payable in cash. Holders had the right to require us to repurchase all or a portion of their Notes on May 16, 2008 and, accordingly, we classified the Notes as a current liability as of March 31, 2008. Additionally, if an acceleration of the mortgage debt obligation were to occur as described above, and we are unable to pay it in full, an event of default could also be deemed to have occurred on the Notes. If an event of default is deemed to have occurred on the Notes, the principal amount plus any accrued and unpaid interest on the Notes could also become immediately due and payable. Since no holders required us to repurchase all or a portion of their Notes on May 16, 2008 and because the next date holders may require us to repurchase all or a portion of their Notes is May 16, 2013, the Notes were classified as a long-term liability as of March 31, 2009. The Notes are subordinate to all of our existing and future senior obligations.

In December 2005, we entered into a financing arrangement with St. Louis County, Missouri related to expansion of our operations in St. Louis County (see Note 15—“Taxable Industrial Revenue Bonds” of the Notes to the Consolidated Financial Statements included in this Annual Report on Form 10-K). Up to $135.5 million of industrial revenue bonds could have been issued to us by St. Louis County relative to capital improvements made through December 31, 2009. This agreement provides that 50% of the real and personal property taxes on up to $135.5 million of capital improvements will be abated for a period of ten years subsequent to the property being placed in service. Industrial revenue bonds totaling $129.9 million were outstanding at March 31, 2009. The industrial revenue bonds are issued by St. Louis County to us upon our payment of qualifying costs of capital improvements, which are then leased by us for a period ending December 1, 2019, unless earlier terminated. We have the option at any time to discontinue the arrangement and regain full title to the abated property. The industrial revenue bonds bear interest at 4.25% per annum and are payable as to principal and interest concurrently with payments due under the terms of the lease. We have classified the leased assets as property and equipment and have established a capital lease obligation equal to the outstanding principal balance of the industrial revenue bonds. Lease payments may be made by tendering an equivalent portion of the industrial revenue bonds. As the capital lease payments to St. Louis County may be satisfied by tendering industrial revenue bonds (which is our intention), the capital lease obligation, industrial revenue bonds and related interest expense and interest income, respectively, have been offset for presentation purposes in the consolidated financial statements.

The following table summarizes our contractual obligations (in thousands):

	Payments due by period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Obligations at March 31, 2009
Long-term debt obligations(1)	$238,549	$37,824	$725	$200,000	$—
Scheduled interest obligations(2)	138,059	20,510	10,049	10,000	97,500
Operating lease obligations	7,463	2,087	3,119	1,363	894

Total contractual cash obligations(3)(4)	384,071	60,421	13,893	211,363	98,394

(1)	Holders of the $200.0 million aggregate principal amount of Notes had the right to require us to repurchase them for an amount equal to the unpaid principal amount in May 2008. No bonds were tendered to us by the holders. The next date holders may require us to repurchase all or a portion of their Notes is May 16, 2013.

(2)	Scheduled interest payments represent the estimated interest payments on the building mortgages, the software financing arrangement and the Notes.
(3)	Excluded from the contractual obligations table is the liability for unrecognized tax benefits totaling $6.4 million. This liability for unrecognized tax benefits has been excluded because we cannot make a reliable estimate of the period in which the unrecognized tax benefits will be realized.
(4)

The terms of the Evamist™ asset purchase agreement provide for two future payments upon achievement of certain net sales milestones. If Evamist™ achieves $100.0 million of net sales in a fiscal year, a one-time payment of $10.0 million will be made, and if net sales levels reach $200.0 million in a fiscal year, a one-time payment of up to $20.0 million will be made. In addition, we made a payment of $70.0 million upon entering into an amendment to the Gestiva™ asset purchase agreement in January 2010. We are also obligated to make a series of additional future scheduled cash payments in the aggregate amount of $120 million upon successful completion of agreed upon milestones, the last of which payments is due no later than 21 months after the FDA approves the Gestiva NDA, provided that the Transfer Date has already occurred. (See Note 26—“Subsequent Events” of the Notes to the Consolidated Financial Statements included in this Annual Report on Form 10-K for more information related to the amendment to the Gestiva™ asset purchase agreement.) Such obligations for additional payments are not reflected in the table set forth above, as the amendment was entered into after the end of fiscal year 2009. Hologic informed us in January 2009 that the FDA, in a complete response letter, (1) indicated it would not approve Gestiva™ until additional data and information are submitted to and accepted by the FDA and (2) requested Hologic to initiate a confirmatory clinical study and enroll a certain number of patients. Pursuant to the terms of the asset purchase agreement, we are funding the confirmatory study being conducted by a clinical research organization secured by Hologic. We project that spending for this study will be between $7.0 million and $9.0 million in fiscal year 2010, which is dependent on the timing of patient enrollment and the geographical locations of the enrolled patients. During fiscal years 2011 through 2015, we project continued financial obligations to fund the study to be between $15.0 million and $20.0 million.

In August 2008, we entered into an expanded licensing arrangement with Acrux DDS PTY Ltd. (“Acrux”) for use of their transdermal spray technology (which is currently incorporated in Evamist™) in up to six additional branded products. Under the agreement, we were required to make milestone payments and pay royalties to Acrux when the products were marketed. Although the agreement with Acrux is still in place, we presently do not intend to market the six branded products identified in the agreement.

Ability to Continue as a Going Concern

There is substantial doubt about our ability to continue as a going concern. Our consolidated financial statements included in this Annual Report on Form 10-K are prepared using accounting principles generally accepted in the United States applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The historical consolidated financial statements included in this Annual Report on Form 10-K do not include any adjustments that might be necessary if we are unable to continue as a going concern.

The assessment of our ability to continue as a going concern was made by management considering, among other factors: (i) our need to obtain additional capital; (ii) the suspension of shipment of all products manufactured by us and the requirements under the consent decree with the FDA; (iii) the timing and number of approved products that will be reintroduced to the market and the related costs; (iv) the potential outcome with respect to the governmental inquiries, litigation or other matters described in Note 16—“Commitments and Contingencies” of the Notes to the Consolidated Financial Statements included in this Annual Report on Form 10-K; and (v) our ability to comply with debt covenants. Our assessment was further affected by our fiscal year 2009 net loss of $313.6 million and the outstanding balance of cash, cash equivalents and short-term marketable securities of $75.7 million as of March 31, 2009. For periods subsequent to March 31, 2009, we expect losses to continue because we are unable to generate any significant revenues from our own manufactured products until we are able to resume shipping certain or many of our approved products, which currently is not expected to occur until the fourth quarter of calendar year 2010 at the earliest. In addition, we must meet ongoing operating costs as well as costs related to the steps we are currently taking to prepare for reintroducing our approved products to the market. If we are not able to obtain the FDA’s clearance to resume manufacturing and distribution of our approved products in a timely manner and at a reasonable cost, our financial position, results of operations, cash flows and liquidity will continue to be materially adversely affected. These conditions raise substantial doubt about our ability to continue as a going concern.

We believe that we are not in compliance with one or more of the requirements of our mortgage loan arrangement as of March 31, 2009 (see Note 14—“Long-Term Debt” of the Notes to the Consolidated Financial Statements included in this Annual Report on Form 10-K). Failure by us to comply with the requirements of the mortgage loan arrangement or to otherwise receive a waiver from the mortgage lender for any noncompliance could result in our outstanding mortgage debt obligation accelerating and immediately becoming due and payable. If the acceleration occurs and the mortgage debt is not immediately paid in full, an event of default could also be deemed to have occurred under the $200 million principal amount of 2.5% Contingent Convertible Subordinated Notes. If an event of default is deemed to have occurred on the Notes, the principal amount plus any accrued and unpaid interest could also become immediately due and payable. The acceleration of these outstanding debt obligations would materially adversely affect our business, financial condition and cash flows.

Based on current financial projections, we believe the continuation of our company as a going concern is primarily dependent on our ability to address, among other factors: (i) our need to obtain additional capital; (ii) the suspension of shipment of all products manufactured by us and the requirements under the consent decree with the FDA; (iii) the timing and number of approved products that will be reintroduced to the market and the related costs; (iv) the potential outcome with respect to the governmental inquiries, litigation or other matters described in Note 16—“Commitments and Contingencies” of the Notes to the Consolidated Financial Statements included in this Annual Report on Form 10-K; and (v) our ability to comply with debt covenants. While we address these matters, we must continue to meet expected near-term obligations, including normal course operating cash requirements and costs associated with reintroducing our approved products to the market (such as costs related to our employees, facilities and FDA compliance), remaining payments associated with the acquisition of the rights to Gestiva™ (see Note 6—“Acquisitions” and Note 26—“Subsequent Events” of the Notes to the Consolidated Financial Statements included in this Annual Report on Form 10-K), the financial obligations pursuant to the plea agreement (see Item 1—“Business—(b) Significant Recent Developments—Plea Agreement with the U.S. Department of Justice” included in this Annual Report on Form 10-K), as well as the significant costs, such as legal and consulting fees, associated with the steps taken by us in connection with the consent decree and the litigation and governmental inquiries. If we are not able to obtain the FDA’s clearance to resume manufacturing and distribution of our approved products in a timely manner and at a reasonable cost, and/or if we experience adverse outcomes with respect to any of the governmental inquiries or litigation described in Note 16—“Commitments and Contingencies” of the Notes to the Consolidated Financial Statements included in this Annual Report on Form 10-K, our financial position, results of operations, cash flows and liquidity will continue to be materially adversely affected. See Item 1A—“Risk Factors” included in this Annual Report on Form 10-K regarding additional risks we face with respect to these matters.

In the near term, we are focused on meeting the requirements of the consent decree, which will allow our approved products to be reintroduced to the market, and are pursuing various means to increase cash. Since March 31, 2009, we have generated non-recurring cash proceeds to support our on-going operating and compliance requirements from the receipt of tax refunds, the monetization of our ARS and the sale of certain other assets (see Note 26—“Subsequent Events” of the Notes to the Consolidated Financial Statements included in this Annual Report on Form 10-K for more information regarding the cash received). We also generated cash from the sale of certain products not manufactured by us under the distribution and supply agreement with Purdue (see Note 16—“Commitments and Contingencies” of the Notes to the Consolidated Financial Statements included in this Annual Report on Form 10-K). While these cash proceeds were sufficient to meet near-term cash requirements, we are pursuing ongoing efforts to increase cash including the continued implementation of cost savings, divestiture of PDI and other assets and the return of certain or many of our approved products to market in a timely manner. In addition, in order to continue to meet the expected near-term obligations described above, we will still need to obtain additional capital through additional asset sales. Based on our continuing assessment and identification of assets for future sale and the results of the currently proposed asset sales, we may elect to engage in external financing efforts. We currently do not anticipate issuing equity securities to raise additional capital. However, we continue to evaluate our capital needs and availability of financing to assess and identify the best available external financing alternatives. We cannot provide assurance that we will be able to realize the cost reductions we anticipate from reducing our operations or our employee base, that some or many of our approved products can be returned to the market in a timely manner, that our higher profit approved products will return to the market in the near term, that we can obtain additional cash through asset sales, or that external financing can be obtained when needed, under acceptable terms or in the amounts required. If we are unsuccessful in our efforts to sell assets and raise additional capital in the near term, we will be required to further reduce our operations, including further reductions of our employee base, or we may be required to cease operations in order to offset the lack of available funding.

Our ability to obtain capital has been and continues to be materially and negatively affected by a number of factors. The current and evolving credit market condition and general adverse economic conditions have caused the cost of prospective debt and equity financings to increase considerably. These circumstances have materially adversely affected liquidity in the financial markets, making terms for certain financings unattractive, and in some cases have resulted in the unavailability of financing. We also anticipate that the uncertainty created by the ongoing governmental inquiries and litigation described in Note 16—“Commitments and Contingencies” of the Notes to the Consolidated Financial Statements included in this Annual Report on Form 10-K, steps taken by us in connection with the nationwide recall and suspension of shipment of all drug products manufactured by us, the consent decree and the uncertainty with respect to when we will resume shipment of our products, if at all, will affect our ability to obtain capital on a timely basis, or at all. In light of the factors described above, we may not be able to obtain additional capital. Even if we are able to obtain additional financing or issue debt securities under these circumstances, the cost to us likely will be high and the terms and conditions are likely to be onerous. In addition, if we were to issue equity securities, such securities likely would be priced at or below the current market price for our securities. As a result, sales of equity securities at or below current market prices likely would result in substantial dilution for current shareholders who purchased our equity securities at or above current market prices.

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

Current and Anticipated Liquidity Position

At February 28, 2010, we had approximately $78.6 million in cash, cash equivalents and short-term investment securities. We realized approximately $125.3 million of cash during the third quarter of fiscal year 2010 as a result of entering into a distribution and supply agreement with Purdue that allowed us to sell limited quantities of oxycodone hydrochloride tablets manufactured by them (see Note 16—“Commitments and Contingencies” and Note 26—“Subsequent Events” of the Notes to the Consolidated Financial Statements included in this Annual Report on Form 10-K for more information regarding the litigation with Purdue and descriptions of the settlement agreement, the patent license agreement and the distribution and supply agreement). We also received tax refunds of approximately $81.9 million during the first two quarters of fiscal year 2010 and an additional tax refund of approximately $23.8 million during the fourth quarter of fiscal year 2010. We received an additional $61.7 million related to the settlement agreement on our ARS during the fourth quarter of fiscal year 2010 (see Note 26—“Subsequent Events” of the Notes to the Consolidated Financial Statements included in this Annual Report on Form 10-K for more information on the settlement agreement entered into on the ARS and the proceeds received thereon).

At February 28, 2010, we had $236.2 million of outstanding debt, consisting of $200.0 million principal amount of Notes, the remaining principal balance of a $43.0 million mortgage loan and the remaining portion of a $2.0 million software financing arrangement. See discussion above in this section for more information on our indebtedness.

We currently project that during the quarter ending March 31, 2010, our cash operating expenditures are approximately $122 million to $134 million. Of this amount, $70 million relates to a payment to Hologic, which payment was made in January 2010, in connection with the amendment to the asset purchase agreement entered into in January 2010 to secure the rights to Gestiva™, approximately $34 million to $38 million relates to on-going operating expenses, approximately $5 million relate to financial obligations pursuant to the plea agreement and approximately $9 million to $13 million relate to debt service payments, inventory build and capital expenditures. The remainder of the projected cash expenditures totaling approximately $4 million to $8 million relates to costs related to our FDA compliance consultants and other costs.

We currently project that during the quarter ending June 30, 2010, our cash operating expenditures will be approximately $54 million to $66 million. Of this amount, approximately $36 million to $40 million relate to on-going operating expenses, approximately $7 million to $10 million relate to debt service payments and inventory build and approximately $7 million to $10 million relate to legal and customer settlement payments. The remainder of the projected cash expenditures totaling approximately $4 million to $6 million relates to costs related to our FDA compliance consultants and other costs.

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

Off-Balance Sheet Arrangements

We do not maintain any off-balance sheet financing arrangements, other than a financing arrangement with St. Louis County, Missouri related to the expansion of our operations in St. Louis County (see Note 15—“Taxable Industrial Revenue Bonds” of the Notes to the Consolidated Financial Statements included in this Annual Report on Form 10-K).

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

Critical Accounting Estimates

Our consolidated financial statements are presented on the basis of GAAP. Our significant accounting policies are described in Note 2—“Summary of Significant Accounting Policies” of the Notes to the Consolidated Financial Statements included in this Annual Report on Form 10-K. Certain of our accounting policies are particularly important to the presentation of our financial condition and results of operations and require the application of significant judgment by our management. As a result, amounts determined under these policies are subject to an inherent degree of uncertainty. In applying these policies, we make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures. We base our estimates and judgments on historical experience, the terms of existing contracts, observance of trends in the industry, information that is obtained from customers and outside sources, and on various other assumptions that we believe to be reasonable and appropriate under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Although we believe that our estimates and assumptions are reasonable, actual results may differ significantly from our estimates. Changes in estimates and assumptions based upon actual results may have a material impact on our results of operations and/or financial condition. Our critical accounting estimates are described below.

Revenue Recognition and Provisions for Estimated Reductions to Gross Revenues

Revenue is generally realized or realizable and earned when persuasive evidence of an arrangement exists, the customer’s payment ability has been reasonably assured, title and risk of ownership have been transferred to the customer, and the seller’s price to the buyer is fixed or reasonably determinable.

During fiscal year 2009, we announced six separate voluntary recalls of certain tablet-form generic products as a precaution due to the potential existence of oversized tablets. Beginning in December 2008, we determined that we were not able to reasonably estimate future product returns at the time our drug products were shipped because of uncertainties associated with the risk of additional product recalls. As a result, revenue on shipments of our drug products was deferred until such uncertainties were resolved, which occurred on the earlier of the consumption by the end user or when these products were no longer subject to recall. We estimated the amount of time for a product to be consumed by the end user after it was originally shipped to be approximately two months.

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

Concurrently with the recognition or deferral of revenue, we record estimated provisions for product returns, sales rebates, payment discounts, chargebacks, and other sales allowances. When the occurrence of product recalls becomes probable, we record liabilities for product returns related to recalls. We record failure to supply claims when they are probable and reasonably estimable. These provisions are established based upon consideration of a variety of factors, including but not limited to, historical relationship to revenues, historical payment and return experience, estimated and actual customer inventory levels, customer rebate and failure to supply arrangements, current sales terms with wholesale and indirect customers and subsequent payment activity.

From time to time, we provide incentives to our wholesale customers, such as trade show allowances or stocking allowances, that they in turn use to accelerate distribution to their end customers. We believe that these incentives are normal and customary in the industry. Sales allowances are accrued as shipments are made in accordance with the terms of the allowances offered to the customer. Due to the nature of these allowances, we are able to accurately calculate the required provisions for the allowances based on the specific terms in each agreement. Additionally, customers will normally purchase additional product ahead of regular demand to take advantage of the temporarily lower cost resulting from the sales allowances. This practice has been customary in the industry and we believe would be part of a customer’s ordinary course of business inventory level. We reserve the right, with our major wholesale customers, to limit the amount of these forward buys. Shipments made as a result of allowances offered on our specialty generic/non-branded product line in conjunction with trade shows sponsored by our major wholesale customers and for other promotional programs accounted for 18.3% and 10.4% of total gross revenues for fiscal years 2009 and 2008, respectively.

In addition, certain of our wholesale customers have anticipated the timing of price increases and have made business decisions to buy additional product in anticipation of future price increases. This practice has been customary in the industry and we believe would be part of a customer’s ordinary course of business inventory level.

We evaluate inventory levels at our wholesale customers through an internal analysis that considers, among other things, wholesaler purchases, wholesaler contract sales, available end consumer prescription information and inventory data received from our three largest wholesale customers. We believe that our evaluation of wholesaler inventory levels allows us to make reasonable estimates of our reserve balances. Further, our products are typically sold with adequate shelf life to permit sufficient time for our wholesaler customers to sell our products in their inventory to the end consumer.

The following table reflects the fiscal year 2009 activity for each accounts receivable reserve:

	Beginning Balance	Current Provision Related to Shipments Made in the Current Period	Current Provision Related to Sales Made in Prior Periods and Other Additions	Actual Returns or Credits in the Current Period	Ending Balance
	(in thousands)
Year ended March 31, 2009
Accounts Receivable Reserves:
Chargebacks	$18,103	$145,043	$—	$(160,302)	$2,844
Cash discounts and other allowances	3,848	13,606	—	(16,419)	1,035
Liabilities:
Sales rebates	12,585	45,819	2,528	(52,668)	8,264
Sales returns	3,950	21,965	—	(13,906)	12,009
Medicaid rebates	7,953	11,220	—	(12,861)	6,312
Medicare and Medicaid restitution	—	—	2,275	—	2,275
Product recall returns	346	2,050	52,245	(13,946)	40,695
Failure to supply claims	—	21,798	—	(4,697)	17,101
Other	6,120	26,341	—	(29,506)	2,955

Total	$52,905	$287,842	$57,048	$(304,305)	$93,490

We use a variety of methods to assess the adequacy of our reserves to ensure our financial statements are fairly stated. These include reviews of customer inventory data, customer contract programs and product pricing trends to analyze and validate the reserves.

The $2.3 million for Medicare and Medicaid restitution relates to the amount paid to these two programs in March 2010 pursuant to the plea agreement that ETHEX entered into with the Department of Justice on March 2, 2010 (see Item 1—“Business—(b) Significant Recent Developments—Plea Agreement with the U.S. Department of Justice” in this Annual Report on Form 10-K).

The decrease in reserves for chargebacks and cash discounts and other allowances and the liabilities for sales rebates, Medicaid rebates and other resulted from the voluntary suspension in December 2008 of all shipments of our approved drug products in tablet form and the voluntary suspension in January 2009 of all shipments of our remaining products. As a result, we generated minimal shipments in the fourth quarter of fiscal year 2009 and our accounts receivable reserves were reduced accordingly. Included as “Other Additions” above is $52.2 million for the January 2009 nationwide recall that was recorded as an increase to the liability for product recall returns with a corresponding decrease to deferred revenue. Also, based on the specific terms of certain customer arrangements and considering we had given these customers due notice of products cancelled or discontinued, we recorded reductions to net revenues in fiscal year 2009 of $21.8 million for amounts owed to these customers for price differences they incurred for procuring products we were unable to supply.

The current provision related to sales made in prior periods reflects the impact of the settlement of a disputed customer claim received during the year for sales rebates related to sales of new products launched in the prior fiscal year. We had interpreted the rebate agreement with the customer to exclude certain new product sales that the customer claimed should have been included. Since there were interpretive differences as to the intent of the language in the rebate agreement relative to the inclusion of new products, we decided to settle the claim with the customer.

The following table reflects the fiscal year 2008 activity for each accounts receivable reserve:

	Beginning Balance	Current Provision Related to Sales Made in the Current Period	Current Provision Related to Sales Made In Prior Periods	Actual Returns or Credits in the Current Period	Ending Balance
	(in thousands)
Year ended March 31, 2008
Accounts Receivable Reserves:
Chargebacks	$13,479	$136,594	$—	$(131,970)	$18,103
Cash discounts and other allowances	2,745	16,645	—	(15,542)	3,848
Liabilities:
Sales rebates	5,391	36,581	—	(29,387)	12,585
Sales returns	2,876	15,278	—	(14,204)	3,950
Medicaid rebates	8,081	10,297	—	(10,425)	7,953
Product recall returns	—	346	—	—	346
Other	1,036	24,832	—	(19,748)	6,120

Total	$33,608	$240,573	$—	$(221,276)	$52,905

The increase in the reserve for chargebacks at March 31, 2008 was primarily due to chargeback reserves established on the 100 mg and 200 mg strengths of metoprolol succinate extended-release tablets, the generic version of Toprol-XL® (marketed by AstraZeneca). We began shipping these two products in July 2007, and along with the approval and launch of the 25 mg strength in March 2008, they generated net revenues of $120.0 million in fiscal year 2008. The increases in the liability for sales rebates and cash discounts and other allowances at March 31, 2008 were also primarily due to the impact of sales associated with the two strengths of metoprolol succinate extended-release tablets. We received FDA approval to market the 25 mg strength of metoprolol succinate extended-release tablets in March 2008 and began shipping this product at that time. Sales of this product near year-end and wholesaler inventory levels of such at March 31, 2008 increased the reserves for chargebacks and sales rebates as well. The increase in the liability for sales returns resulted primarily from the discontinuance of certain cardiovascular products late in fiscal year 2008, coupled with higher returns of two pain management products in fiscal year 2008.

The provisions for the reserves for chargebacks and sales returns are primarily a function of the estimated amount of inventory in the applicable distribution channel (wholesale or retail) at the balance sheet date. We determine the amounts of these reserves at each balance sheet date based on customer inventory levels and record the provisions as appropriate based on changes in the inventory balances. With the exception of sales rebates in fiscal year 2009 as discussed above, there are no other current provisions related to sales made in prior periods for fiscal years 2009 and 2008 because of information constraints in the distribution channel, which have made it impractical for us to capture and quantify the impact of current versus prior year activity on the chargebacks or returns provision. Information constraints within the distribution channel primarily relate to our inability to track product through the channel on a unit or specific lot basis. The lack of information on a specific lot basis precludes us from tracking actual chargeback and return activity to the period of our initial sale.

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

The reserves for sales rebates and cash discounts and other allowances are typically determined based on a contractually defined percentage of sales. The majority of our rebate agreements are either based on monthly or quarterly sales depending on when the rebate will be paid. As a result, prior period sales would not be expected to have any impact on their reserves.

These reserves and their respective provisions are discussed in further detail below.

Chargebacks—We market and sell products directly to wholesalers, distributors, warehousing pharmacy chains, mail order pharmacies and other direct purchasing groups. We also market products indirectly to independent pharmacies, non-warehousing chains, managed care organizations, and group purchasing organizations, collectively referred to as “indirect customers.” We enter into agreements with some indirect customers to establish contract pricing for certain products. These indirect customers then independently select a wholesaler from which to purchase the products at these contracted prices. Alternatively, we may pre-authorize wholesalers to offer specified contract pricing to other indirect customers. Under either arrangement, we provide credit to the wholesaler for any difference between the contracted price with the indirect customer and the wholesaler’s invoice price. This credit is called a chargeback.

Chargeback transactions are almost exclusively related to our specialty generics/non-branded business segment. During fiscal years 2009 and 2008, the chargeback provision reduced the gross sales of our specialty generics segment by $144.1 million and $135.4 million, respectively. These amounts accounted for 99.4% and 99.3% of the total chargeback provisions recorded in fiscal years 2009 and 2008, respectively.

The provision for chargebacks has historically been the most significant and complex estimate used in the recognition of revenue. At March 31, 2009, given the limited amount of sales recorded in the fourth quarter of fiscal year 2009, we evaluated the reserve for chargebacks by comparing it against the amount of credits issued subsequent to March 31, 2009.

Prior to March 31, 2009, we generally validated the chargeback accrual quarterly through a review of the inventory reports from our largest wholesale customers. This customer inventory information was used to verify the estimated liability for future chargeback claims based on historical contract and chargeback rates. We continually monitored pricing trends and sales to our indirect customers through the wholesale distribution channel and wholesale inventory levels. Specifically, to ensure the liability for future chargebacks was fairly stated, each of the primary factors we considered in developing and evaluating the reserve for chargebacks, as described above, was validated on a quarterly basis as follows:

•

Inventory in the wholesale distribution channel was validated through a review of reports of actual inventory on-hand at the end of a given quarter received from our three major wholesale customers. These customers have historically accounted for approximately 85% of chargebacks processed annually.

•

The percentage of sales to our wholesale customers that resulted in chargebacks was validated through an analysis of actual chargebacks received on a product specific basis from all wholesale customers relative to their purchases from us over various historical timeframes.

•

Contract pricing and the resultant chargeback per unit was validated through an analysis of actual contract pricing on a product specific basis to our indirect and wholesale customers in the current period and over various historical timeframes.

We believe the chargeback data available to us as used in the validation process has been sufficient to allow us to reasonably estimate the level of chargebacks expected from current period sales activities.

Shelf-Stock Adjustments—These adjustments represent credits issued to our wholesale customers that result from a decrease in our wholesale acquisition cost (“WAC”). Decreases in our invoice prices are discretionary decisions we make to reflect market conditions. These credits are customary in the industry and are intended to reduce a wholesale customer’s inventory cost to better reflect current market prices. Generally, we provide credits to customers at the time the price reduction occurs based on the inventory that is owned by them on the effective date of the price reduction. Since a reduction in WAC reduces the chargeback per unit, or the difference between WAC and the contract price, shelf-stock adjustments are typically included as part of the reserve for chargebacks because the price reduction credits act essentially as accelerated chargebacks. Although we have contractually agreed to provide price adjustment credits to our major wholesale customers at the time they occur, the impact of any such price reductions not included in the reserve for chargebacks is immaterial to the amount of revenue recognized in any given period. As a result of WAC decreases to certain specialty generic/non-branded products, we paid shelf-stock adjustments of $8.4 million to our wholesale customers during fiscal year 2009.

Sales Returns—Consistent with industry practice, we maintain a returns policy that allows our direct and indirect customers to return product six months prior to expiration and within one year after expiration. This policy is applicable to both our branded and specialty generic/non-branded business segments. Upon recognition or deferral of revenue from product shipments to customers, we provide for an estimate of product to be returned. This estimate is determined by applying a historical relationship of customer returns to gross sales. At March 31, 2009, given the limited amount of shipments recorded in the fourth quarter of fiscal year 2009, we evaluated the reserve for sales returns by comparing it against the amount of credits issued subsequent to year-end. Prior to March 31, 2009, we have historically evaluated the reserve for sales returns by calculating historical return rates using data from the last 12 months on a product-specific basis and by class of trade (wholesale versus retail chain). The calculated percentages were applied against estimates of inventory in the distribution channel on a product specific basis. To determine the inventory levels in the wholesale distribution channel, we utilized actual inventory information from our major wholesale customers and estimated the inventory positions of the remaining wholesalers based on historical buying patterns. For inventory held by our non-wholesale customers, we used the last two months of sales to the direct buying chains and the indirect buying retailers as an estimate.

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

Individual states invoice us for Medicaid rebates on a quarterly basis using statutorily determined rates: for noninnovator products, in general generic drugs marketed under ANDAs, the rebate amount is 11% of the Average Manufacturer Price (“AMP”) for the quarter; for innovator products, in general brand-name products marketed under NDAs, the rebate amount is the greater of 15.1% of the AMP for the quarter or the difference between such AMP and the best price for that same quarter. An additional rebate for innovator products is payable in the amount by which, if any, the product’s AMP has increased at a rate faster than inflation. The total rebate amount for each particular product is its Unit Rebate Amount, or “URA.” The amount owed is based on the number of units paid for by each state Medicaid program in a quarter extended by the URA. At March 31, 2009, we evaluated the liability for Medicaid rebates by comparing it against the amount of payments made subsequent to year-end. In fiscal years prior to 2009, we based the liability for Medicaid rebates on expected payments, which were affected by patient usage and estimated inventory in the distribution channel. We estimated patient usage by calculating a payment rate as a percentage of net sales, which was then applied to an estimate of customer inventory. We currently use the last two months of our shipments to wholesalers and direct buying chains as an estimate of inventory in the wholesale and chain channels and an additional month of wholesale sales as an estimate of inventory held by the indirect buying retailer.

Liabilities for Product Returns Related to Recalls—During fiscal year 2009, we announced six separate voluntary recalls of certain tablet-form products as a precaution due to the potential existence of oversized tablets. In January 2009, we initiated a nationwide voluntary recall that affected most of our products. Liabilities for product returns related to recalls are based on estimated and actual customer inventory levels at the time of the recall and actual contract pricing.

Liabilities for Failure to Supply Claims—We have historically entered into product purchase arrangements with certain customers that include a provision that requires us to reimburse these customers for price differences on product orders that we are unable to fulfill. We are able to estimate provisions for supply failures based on the specific terms in each arrangement. We incurred failure to supply claims in fiscal year 2009 due primarily to us not manufacturing or shipping any of our drug products during the fourth quarter of fiscal year 2009.

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

During fiscal year 2009, we announced six separate voluntary recalls of certain tablet-form generic products as a precaution due to the potential existence of oversized tablets. Beginning in December 2008, we determined that we were not able to establish the recoverability of production related inventory costs because of uncertainties associated with the risk of additional product recalls. As a result, production and overhead costs were recognized directly into cost of sales rather than capitalized into inventory.

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

Contingencies  We are involved in various legal proceedings, some of which involve claims for substantial amounts. An estimate is made to accrue for a loss contingency relating to any of these legal proceedings if we determine it is probable that a liability was incurred as of the date of the financial statements and the amount of loss can be reasonably estimated. Because of the subjective nature inherent in assessing the future outcome of litigation and because of the potential that an adverse outcome in legal proceedings could have a material impact on our financial condition or results of operations, such estimates are considered to be critical accounting estimates. We have reviewed and determined that at March 31, 2009, there were certain legal proceedings in which we are involved that met the conditions described above. Accordingly, we have accrued a loss contingency relating to such legal proceedings. See Note 13—“Accrued Liabilities” of the Notes to the Consolidated Financial Statements included in this Annual Report on Form 10-K.

Recently Issued Accounting Standards

Effective April 1, 2008, we adopted SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), for all financial assets and liabilities and any other assets and liabilities that are recognized or disclosed at fair value on a recurring basis. This pronouncement clarifies the principle that fair value should be based on the assumptions that market participants would use when pricing an asset or liability, provides a framework for measuring fair value under GAAP and expands disclosure requirements about fair value measurements. Although our adoption of SFAS 157 did not have a material effect on our financial condition, results of operations or cash flows, additional disclosures were required (see Note 8—“Fair Value Measures” of the Notes to the Consolidated Financial Statements included in this Annual Report on Form 10-K).

In February 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) No. FAS 157-2, “Effective Date of FASB Statement No. 157” (“FSP 157-2”), which defers the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on at least an annual basis, to fiscal years beginning after November 15, 2008. We have adopted the deferral of SFAS 157 with respect to the items listed in FSP 157-2. We do not expect that the remaining provisions of this statement will have a material effect on our financial statements.

Effective April 1, 2008, we adopted SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” This standard allows an entity the irrevocable option to measure many financial instruments and certain other assets and liabilities at fair value on an instrument-by-instrument basis (the fair value option), with changes in fair value reported in earnings. We did not elect fair value as an alternative, as provided under SFAS 159, for any of our financial instruments or any other assets and liabilities that are not currently recorded at fair value. Therefore, short-term and long-term debt obligations and trade accounts receivable and payable are still reported at their carrying values.

In March 2007, the FASB ratified the consensus reached by the Emerging Issues Task Force (“EITF”) in Issue No. 06-10, “Accounting for Collateral Assignment Split-Dollar Life Insurance Arrangements” (“Issue 06-10”). Issue 06-10 requires companies with collateral assignment split-dollar life insurance arrangements that provide a benefit to an employee that extends to postretirement periods to recognize a liability for future benefits based on the substantive agreement with the employee. The provisions of Issue 06-10 also require an employer to recognize and measure the asset in a collateral assignment split-dollar life insurance arrangement based on the nature and substance of the arrangement. We adopted the provisions of Issue 06-10 effective April 1, 2008. As a result of the adoption, we recognized a liability of $5.6 million which represented the present value of the future premium payments to be made under the existing policies. We also recognized a decrease in the related asset of $2.3 million based on the nature and substance of the arrangements. In accordance with the transition provisions of EITF No. 06-10, a direct decrease of $7.9 million was recorded to retained earnings, effective April 1, 2008.

In June 2007, the FASB ratified the consensus reached by the EITF on Issue No. 07-3, “Accounting for Advance Payments for Goods or Services Received for Use in Future Research and Development Activities” (“Issue 07-3”), which is effective for fiscal years beginning after December 15, 2007 and is applied prospectively for new contracts entered into on or after the effective date. Issue 07-3 addresses nonrefundable advance payments for goods or services for use in future research and development activities. Issue 07-3 requires that payments that will be used or rendered for future research and development activities be deferred and capitalized and recognized as an expense as the related goods are delivered or the related services are performed. If an entity does not expect the goods to be delivered or the services to be rendered, the capitalized advance payments should be expensed. Our adoption of Issue 07-3 at the beginning of fiscal year 2009 did not have a material effect on our financial condition, results of operations or cash flows.

In September 2007, the EITF reached a consensus on Issue No. 07-1 (“Issue 07-1”), “Accounting for Collaborative Arrangements.” The scope of Issue 07-1 is limited to collaborative arrangements where no separate legal entity exists and in which the parties are active participants and are exposed to significant risks and rewards that depend on the success of the activity. The EITF concluded that revenue transactions with third parties and associated costs incurred should be reported in the appropriate line item in each company’s financial statements pursuant to the guidance in Issue 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent.” The EITF also concluded that the equity method of accounting under Accounting Principles Board Opinion 18, “The Equity Method of Accounting for Investments in Common Stock,” should not be applied to arrangements that are not conducted through a separate legal entity. The EITF also concluded that the income statement classification of payments made between the parties in an arrangement should be based on a consideration of the following factors: the nature and terms of the arrangement; the nature of the entities’ operations; and whether the partners’ payments are within the scope of existing GAAP. To the extent such costs are not within the scope of other authoritative accounting literature, the income statement characterization for the payments should be based on an analogy to authoritative accounting literature or a reasonable, rational, and consistently applied accounting policy election. The provisions of Issue 07-1 are effective for fiscal years beginning on or after December 15, 2008, and companies will be required to apply the provisions through retrospective application. We plan to adopt Issue 07-1 at the beginning of fiscal year 2010 and are evaluating the impact of the adoption of Issue 07-1 on our financial condition and results of operations.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141(R)”), which replaces SFAS 141 but retains the fundamental concept of purchase method of accounting in a business combination and improves reporting by creating greater consistency in the accounting and financial reporting of business combinations, resulting in more complete, comparable, and relevant information for investors and other users of financial statements. To achieve this goal, the new standard requires the acquiring entity in a business combination to recognize all the assets acquired and liabilities assumed in the transaction and any non-controlling interest at the acquisition date at their fair value as of that date. This statement requires measuring a non-controlling interest in the acquiree at fair value which will result in recognizing the goodwill attributable to the non-controlling interest in addition to that attributable to the acquirer. This statement also requires the recognition of assets acquired and liabilities assumed arising from contractual contingencies as of the acquisition date, measured at their acquisition date fair values. In April 2009, the FASB issued FSP FAS 141(R)-1 to further clarify the guidance provided by SFAS 141(R) on initial recognition and measurement, subsequent measurement and accounting and disclosure of assets and liabilities arising from contingencies in a business combination. SFAS 141(R) is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after

December 15, 2008 and earlier adoption is prohibited. We plan to adopt SFAS 141(R) at the beginning of fiscal year 2010 and are evaluating the impact of SFAS 141(R) on our financial condition and results of operations.

In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements” (“SFAS 160”), an amendment of ARB No. 51, which will affect only those entities that have an outstanding non-controlling interest in one or more subsidiaries or that deconsolidate a subsidiary by requiring all entities to report non-controlling (minority) interests in subsidiaries in the same way as equity in the consolidated financial statements. In addition, SFAS 160 eliminates the diversity that currently exists in accounting for transactions between an entity and non-controlling interests by requiring they be treated as equity transactions. SFAS 160 is effective for fiscal years beginning after December 15, 2008. We plan to adopt SFAS 160 at the beginning of fiscal year 2010 and are evaluating the impact of SFAS 160 on our financial condition and results of operations.

In May 2008, the FASB issued FASB Staff Position No. APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlement).” Under the new rules for convertible debt instruments that may be settled entirely or partially in cash upon conversion, an entity is required to separately account for the liability and equity components of the instrument in a manner that reflects the issuer’s economic interest cost. The effect of the new rules is that the equity component is included in the paid-in capital section of shareholders’ equity on an entity’s consolidated balance sheet and the value of the equity component is treated as original issue discount for purposes of accounting for the debt component of convertible debt. The FSP is effective for fiscal years beginning after December 15, 2008, and for interim periods within those fiscal years, with retrospective application required. Early adoption is not permitted. We are currently evaluating the new rules and the impact on our financial condition and results of operations.

In April 2008, the FASB issued FSP No. FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets” and also requires expanded disclosure related to the determination of intangible asset useful lives. FSP 142-3 is effective for fiscal years beginning after December 15, 2008. Early adoption is prohibited. We are currently evaluating the impact the adoption of FSP 142-3 will have on our financial condition and results of operations.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162” (“SFAS 168”), which identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP. This is accomplished by authorizing the Codification to become the single source of authoritative U.S. accounting and reporting standards, except for rules and interpretive releases of the SEC under authority of federal securities laws, which are sources of authoritative GAAP for SEC registrants. All other non-grandfathered, non-SEC accounting literature not included in the Codification is now non-authoritative. SFAS No. 168 is effective for fiscal years, and interim periods within those fiscal years, beginning after September 15, 2009. We are in the process of analyzing the impact of this standard on future filings, which will be adopted by us at the beginning of the third quarter of fiscal year 2010.

Item 7A. Quantitative	and Qualitative Disclosures About Market Risk

Our exposure to market risk stems from fluctuating interest rates associated with variable rate indebtedness that is subject to interest rate changes.

As of March 31, 2009, we had invested $72.8 million principal amount in ARS consisting of high quality (AAA rated) bonds secured by student loans which are guaranteed by the U.S. Government. The rates on these securities reset at pre-determined intervals up to 35 days. The maturity of these securities is greater than 10 years, but the rates on these securities were to reset at predetermined intervals up to 35 days. During the fourth quarter of fiscal year 2008, certain developments in the capital and credit markets adversely affected the market for auction rate securities, which has resulted in a loss of liquidity for these investments. We have evaluated these securities to determine if other-than-temporary impairment of the carrying value of the securities has occurred due to the loss of liquidity. Because of events discussed previously (See Item 1—“Business—(b) Significant Recent Developments” for information on recent business developments related to our company, including product recalls and the consent decree with the FDA) that occurred beginning in December 2008, we face significant liquidity concerns and determined we could no longer support our previous assertion that we had the ability to hold impaired securities until their forecasted recovery. As a result, we concluded that the ARS became other-than-temporarily impaired during December 2008 and we recorded a loss of $9.1 million into current period earnings. This adjustment reduced the carrying value of the ARS to $63.7 million at December 31, 2008. During the quarter ended March 31, 2009, we recorded discount accretion of $0.1 million on the ARS. The estimated fair value of our ARS holdings at March 31, 2009 was $66.0 million. The $2.2 million difference in fair value of the ARS at March 31, 2009 compared to the corresponding carrying value was recorded in accumulated other comprehensive income as an unrealized gain of $1.4 million, net of tax (see Note 7—“Investment Securities” of the Notes to the Consolidated Financial Statements included in this Annual Report on Form 10-K). See Note 26—“Subsequent Events” of the Notes to the Consolidated Financial Statements included in this Annual Report on Form 10-K for information regarding a settlement agreement we entered into regarding the ARS and the proceeds received in connection therewith.

The favorable impact on our pre-tax income as a result of each 25 basis point (where 100 basis points equals 1%) increase in short-term interest rates would be approximately $0.5 million annually based on our average cash, cash equivalents and short-term marketable investment balances during the fiscal year ended March 31, 2009.

In May 2003, we issued $200.0 million principal amount of Convertible Subordinated Notes. The interest rate on the Notes is fixed at 2.50% and therefore not subject to interest rate changes. Beginning May 16, 2006, we became obligated to pay contingent interest at a rate equal to 0.5% per annum during any six-month period, if the average trading price of the Notes per $1,000 principal amount for the five-trading day period ending on the third trading day immediately preceding the first day of the applicable six-month period equals $1,200 or more. In November 2007, the average trading price of the Notes reached the threshold for the applicable five-day trading period which resulted in the payment of contingent interest and beginning November 16, 2007 the Notes began to bear interest at a rate of 3.00% per annum. In May 2008, the average trading price of the Notes fell below the contingent interest threshold for the five-day trading period and beginning May 16, 2008 the Notes began to pay interest at a rate of 2.50% per annum. Holders may require us to repurchase all or a portion of their Notes on May 16, 2013, 2018, 2023 and 2028, or upon a change in control, as defined in the indenture governing the Notes, at 100% of the principal amount of the Notes, plus accrued and unpaid interest (including contingent interest, if any) to the date of repurchase, payable in cash. Holders had the right to require us to repurchase all or a portion of their Notes on May 16, 2008 and, accordingly, we classified the Notes as a current liability as of March 31, 2008. Since no holders required us to repurchase all or a portion of their Notes on that date and because the next occasion holders may require us to repurchase all or a portion of their Notes is May 16, 2013, the Notes were classified as a long-term liability as of March 31, 2009.

In March 2006, we entered into a $43.0 million mortgage loan secured by three of our buildings that matures in April 2021. The interest rate on this loan is fixed at 5.91% per annum (and a default rate of 10.905% per annum) and not subject to market interest rate changes.

During fiscal year 2008, we entered into two installment payment agreements related to the purchase of software products and the right to receive consulting or other services from the seller. For the two agreements, we recorded debt in the amount of $2.0 million which will be paid ratably over 16 consecutive quarters. The two installment payment agreements were discounted using an imputed annual interest rate that approximated our borrowing rate for the similar debt instruments at the time of the borrowings.

Item 8.	Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

K-V Pharmaceutical Company:

We have audited the accompanying consolidated balance sheets of K-V Pharmaceutical Company and subsidiaries (the Company) as of March 31, 2009 and 2008, and the related consolidated statements of operations, comprehensive income (loss), shareholders’ equity, and cash flows for each of the years in the three-year period ended March 31, 2009. In connection with our audits of the consolidated financial statements, we also have audited financial statement Schedule II. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of K-V Pharmaceutical Company and subsidiaries as of March 31, 2009 and 2008, and the results of their operations and their cash flows for each of the years in the three-year period ended March 31, 2009, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company has suspended the shipment of all products manufactured by the Company and must comply with a consent decree with the FDA before approved products can be reintroduced to the market. Significant negative impacts on operating results and cash flows from these actions including the potential inability of the Company to raise capital; suspension of manufacturing; significant uncertainties related to litigation and governmental inquiries; and debt covenant violations raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also discussed in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), K-V Pharmaceutical Company’s internal control over financial reporting as of March 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 25, 2010 expressed an adverse opinion on the effectiveness of the Company’s internal control over financial reporting.

(signed) KPMG LLP

St. Louis, Missouri

March 25, 2010

K-V PHARMACEUTICAL COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands)

	March 31,
	2009	2008(a)
ASSETS
Current Assets:
Cash and cash equivalents	$75,730	$88,493
Marketable securities	—	40,548
Receivables, less allowance for doubtful accounts of $0 and $867 in 2009 and 2008, respectively	19,235	131,776
Inventories, net	22,186	94,330
Prepaid and other assets	16,609	8,366
Income taxes receivable	81,031	11,015
Deferred tax asset	8,842	24,122
Current assets held for sale	6,770	—

Total Current Assets	230,403	398,650
Property and equipment, less accumulated depreciation	188,212	187,492
Investment securities	65,971	81,516
Intangible assets and goodwill, net	148,399	198,784
Other assets	22,730	24,005
Non-current assets held for sale	1,616	—

Total Assets	$657,331	$890,447

LIABILITIES
Current Liabilities:
Accounts payable	$35,975	$32,020
Accrued liabilities	150,863	73,996
Current maturities of long-term debt	37,824	202,499
Current liabilities associated with assets held for sale	567	—

Total Current Liabilities	225,229	308,515
Long-term debt	200,725	68,674
Other long-term liabilities	44,045	22,519
Deferred tax liability	47,804	37,122

Total Liabilities	517,803	436,830

Commitments and Contingencies

SHAREHOLDERS’ EQUITY
7% cumulative convertible Preferred Stock, $.01 par value; $25.00 stated and liquidation value; 840,000 shares authorized; issued and outstanding—40,000 shares at both March 31, 2009 and 2008 (convertible into Class A shares on a 8.4375 to one basis)	—	—
Class A and Class B Common Stock, $.01 par value; 150,000,000 and 75,000,000 shares authorized, respectively;
Class A—issued 41,065,529 and 40,764,603 at March 31, 2009 and 2008, respectively	411	407
Class B—issued 12,206,684 and 12,170,172 at March 31, 2009 and 2008, respectively (convertible into Class A shares on a one-for-one basis)	122	122
Additional paid-in capital	165,427	159,443
Retained earnings	29,772	351,348
Accumulated other comprehensive (loss) income	845	(1,543)
Less: Treasury stock, 3,365,218 shares of Class A and 94,572 share of Class B Common Stock at March 31, 2009, and 3,289,324 shares of Class A and 92,902 shares of Class B Common Stock at March 31, 2008, at cost	(57,049)	(56,160)

Total Shareholders’ Equity	139,528	453,617

Total Liabilities and Shareholders’ Equity	$657,331	$890,447

(a)	This financial statement reflects the correction of certain immaterial errors, as fully described in Note 4— “Correction of Immaterial Errors in Prior Period Consolidated Financial Statements.”

See Accompanying Notes to Consolidated Financial Statements.

K-V PHARMACEUTICAL COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Years ended March 31,
	2009	2008(a)	2007(a)
Net revenues	$312,327	$577,623	$424,307
Cost of sales	232,383	174,987	133,047

Gross profit	79,944	402,636	291,260

Operating expenses:
Research and development	69,841	48,873	31,638
Selling and administrative	248,410	203,495	171,623
Amortization of intangible assets	14,221	11,491	4,810
Impairment of intangible assets	36,618	1,140	—
Acquired in-process research and development	2,000	17,500	—
Litigation and governmental inquiries	49,996	—	(2,408)
Restructuring	10,356	—	—

Total operating expenses	431,442	282,499	205,663

Operating income (loss)	(351,498)	120,137	85,597

Other expense (income):
Interest expense	9,312	10,463	8,985
Interest and other expense (income)	6,280	(12,524)	(10,255)

Total other expense (income), net	15,592	(2,061)	(1,270)

Income (loss) from continuing operations before income taxes and cumulative effect of change in accounting principle	(367,090)	122,198	86,867
Income tax provision (benefit)	(48,496)	39,605	32,221

Income (loss) from continuing operations before cumulative effect of change in accounting principle	(318,594)	82,593	54,646
Income from discontinued operations, (net of taxes of $2,899, $2,041 and $846)	4,967	3,845	1,937

Income (loss) before cumulative effect of change in accounting principle	(313,627)	86,438	56,583
Cumulative effect of change in accounting principle (net of $670 in taxes)	—	—	1,976

Net income (loss)	$(313,627)	$86,438	$58,559

(a)	This financial statement reflects the correction of certain immaterial errors, as fully described in Note 4—“Correction of Immaterial Errors in Prior Period Consolidated Financial Statements.”

K-V PHARMACEUTICAL COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS—(Continued)

(In thousands, except per share data)

	Years ended March 31,
	2009	2008(a)	2007(a)
Earnings (loss) per share from continuing operations before cumulative effect of change in accounting principle:
Basic—Class A common	$(6.41)	$1.75	$1.16
Basic—Class B common	(6.41)	1.45	0.96
Diluted—Class A common	(6.41)	1.47	0.99
Diluted—Class B common	(6.41)	1.27	0.86
Earnings per share from discontinued operations before cumulative effect of change in accounting principle:
Basic—Class A common	0.10	0.08	0.04
Basic—Class B common	0.10	0.07	0.03
Diluted—Class A common	0.10	0.07	0.03
Diluted—Class B common	0.10	0.06	0.03
Per share effect of cumulative effect of change in accounting principle:
Basic—Class A common	$—	$—	$0.04
Basic—Class B common	—	—	0.04
Diluted—Class A common	—	—	0.04
Diluted—Class B common	—	—	0.03
Earnings (loss) per share:
Basic—Class A common	$(6.31)	$1.83	$1.24
Basic—Class B common	(6.31)	1.52	1.03
Diluted—Class A common	(6.31)	1.54	1.06
Diluted—Class B common	(6.31)	1.33	0.92
Shares used in per share calculation:
Basic—Class A common	37,607	37,150	36,813
Basic—Class B common	12,082	12,198	12,390
Diluted—Class A common	49,689	59,144	58,953
Diluted—Class B common	12,082	12,281	12,489

(a)	This financial statement reflects the correction of certain immaterial errors, as fully described in Note 4—“Correction of Immaterial Errors in Prior Period Consolidated Financial Statements.”

See Accompanying Notes to Consolidated Financial Statements.

K-V PHARMACEUTICAL COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

	Years ended March 31,
	2009	2008(a)	2007(a)
Net income (loss)	$(313,627)	$86,438	$58,559
Unrealized gain (loss) on available for sale securities:
Unrealized holding gain (loss) during the period	(5,853)	(2,424)	100
Reclassification of losses included in net income	10,447	—	270
Tax impact related to unrealized holding gain (loss) and reclassification of losses	(1,636)	848	(126)
Foreign currency translation adjustment	(570)	—	—

Total other comprehensive income (loss)	2,388	(1,576)	244

Total comprehensive income (loss)	$(311,239)	$84,862	$58,803

(a)	This financial statement reflects the correction of certain immaterial errors, as fully described in Note 4—“Correction of Immaterial Errors in Prior Period Consolidated Financial Statements.”

See Accompanying Notes to Consolidated Financial Statements.

K-V PHARMACEUTICAL COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Dollars in thousands)

	Years Ended March 31, 2009, 2008 and 2007
	Preferred Stock	Class A Common Stock	Class B Common Stock	Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity

Balance at March 31, 2006(a)	$—	$397	$127	$145,180	$(53,904)	$206,491	$(211)	$298,080
Net income	—	—	—	—	—	58,559	—	58,559
Dividends paid on preferred stock	—	—	—	—	—	(70)	—	(70)
Conversion of 441,341 Class B shares to Class A shares	—	4	(4)	—	—	—	—	—
Stock-based compensation	—	—	—	4,047	—	—	—	4,047
Purchase of common stock for treasury	—	—	—	—	(2,077)	—	—	(2,077)
Stock options exercised—166,169 shares of Class A and 193,899 shares of Class B	—	2	1	3,617	—	—	—	3,620
Excess income tax benefits from stock option exercises	—	—	—	683	—	—	—	683
Cumulative effect of change in accounting principle	—	—	—	(2,646)	—	—	—	(2,646)
Other comprehensive income	—	—	—	—	—	—	244	244

Balance at March 31, 2007(a)	—	403	124	150,881	(55,981)	264,980	33	360,440
Net income	—	—	—	—	—	86,438	—	86,438
Dividends paid on preferred stock	—	—	—	—	—	(70)	—	(70)
Conversion of 234,528 Class B shares to Class A shares	—	2	(2)	—	—	—	—	—
Stock-based compensation	—	—	—	5,843	—	—	—	5,843
Purchase of common stock for treasury	—	—	—	—	(179)	—	—	(179)
Stock options exercised—174,813 shares of Class A and 9,427 shares of Class B	—	2	—	1,343	—	—	—	1,345
Excess income tax benefits from stock option exercises	—	—	—	1,376	—	—	—	1,376
Reimbursement payment received from CEO—45,531 shares of Class A Common Stock	—	—	—	—	—	—	—	—
Other comprehensive loss	—	—	—	—	—	—	(1,576)	(1,576)

Balance at March 31, 2008(a)	—	407	122	159,443	(56,160)	351,348	(1,543)	453,617
Net loss	—	—	—	—	—	(313,627)	—	(313,627)
Dividends paid on preferred stock	—	—	—	—	—	(70)	—	(70)
Conversion of 49,668 Class B shares to Class A shares	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	3,506	—	—	—	3,506
Purchase of common stock for treasury	—	—	—	—	(889)	—	—	(889)
Stock options exercised—251,258 shares of Class A and 86,180 shares of Class B	—	4	—	2,478	—	—	—	2,482
Cumulative effect of change in accounting principle	—	—	—	—	—	(7,879)	—	(7,879)
Other comprehensive income	—	—	—	—	—	—	2,388	2,388

Balance at March 31, 2009	$—	$411	$122	$165,427	$(57,049)	$29,772	$845	$139,528

(a)	This financial statement reflects the correction of certain immaterial errors, as fully described in Note 4—“Correction of Immaterial Errors in Prior Period Consolidated Financial Statements.”

See Accompanying Notes to Consolidated Financial Statements.

K-V PHARMACEUTICAL COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years ended March 31,
	2009	2008(a)	2007(a)
Operating Activities:
Net income (loss)	$(313,627)	$86,438	$58,559
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Acquired in-process research and development	2,000	17,500	—
Cumulative effect of change in accounting principle	—	—	(1,976)
Depreciation and amortization	35,876	32,374	23,412
Loss on property and equipment	2,928	384	1,025
Impairment of intangible assets	36,618	1,140	—
Loss on investment securities	9,434	—	—
Deferred income tax (benefit) provision	24,326	(7,047)	7,772
Deferred compensation	(8,551)	2,232	877
Stock-based compensation	3,506	5,843	4,047
Excess tax benefits associated with stock options	—	(1,376)	(683)
Other	—	—	270
Changes in operating assets and liabilities:
Receivables, net	109,540	(37,870)	(28,820)
Inventories	68,375	(3,000)	(22,427)
Income taxes	(77,540)	(2,966)	5,431
Accounts payable and accrued liabilities	83,700	35,548	15,310
Other assets and liabilities, net	21,140	(6,051)	(2,833)

Net cash provided by (used in) operating activities	(2,275)	123,149	59,964

Investing Activities:
Purchase of property and equipment	(23,633)	(24,159)	(25,716)
Purchase of marketable securities	(559)	(125,426)	(178,949)
Sale of marketable securities	52,111	158,750	128,000
Purchase of preferred stock	—	—	(400)
Product acquisitions	(2,000)	(159,000)	—
Cash paid for acquired assets, net of cash	(3,000)	—	—

Net cash provided by (used in) investing activities	22,919	(149,835)	(77,065)

Financing Activities:
Principal payment on long-term debt	(2,624)	(2,215)	(1,652)
Proceeds from borrowing on line of credit	—	50,000	—
Repayment of borrowing on line of credit	(30,000)	(20,000)	—
Dividends paid on preferred stock	(70)	(70)	(70)
Purchase of common stock for treasury	(889)	(179)	(2,077)
Excess tax benefits associated with stock options	—	1,376	683
Cash deposits received for stock options	746	1,514	4,264

Net cash provided by (used in) financing activities	(32,837)	30,426	1,148

Effect of foreign exchange rate changes on cash	(570)	—	—
Increase (decrease) in cash and cash equivalents	(12,763)	3,740	(15,953)
Cash and cash equivalents:
Beginning of year	88,493	84,753	100,706

End of year	$75,730	$88,493	$84,753

Non-cash investing and financing activities:
Stock options exercised (at expiration of two-year forfeiture period)	$2,478	$1,345	$3,620
Software financing arrangement	—	2,039	—

(a)	This financial statement reflects the correction of certain immaterial errors, as fully described in Note 4—“Correction of Immaterial Errors in Prior Period Consolidated Financial Statements.”

See Accompanying Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

1.	Description of Business

K-V Pharmaceutical Company was incorporated under the laws of Delaware in 1971 as a successor to a business originally founded in 1942. K-V Pharmaceutical Company and its wholly-owned subsidiaries, including Ther-Rx Corporation (“Ther-Rx”), ETHEX Corporation (“ETHEX”) and Particle Dynamics, Inc. (“PDI”), are referred to in the following Notes to the Consolidated Financial Statements as “KV” or the “Company.” The Company has been engaged in the development of proprietary drug delivery systems and formulation technologies which enhance the effectiveness of new therapeutic agents, existing pharmaceutical products and nutritional supplements. It has developed and patented a wide variety of drug delivery and formulation technologies that are primarily focused in four principal areas: SITE RELEASE®; tastemasking; oral controlled release; and oral quick dissolving tablets. KV incorporates these technologies in the products it markets to control and improve the absorption and utilization of active pharmaceutical compounds. In 1990, the Company established a generic, non-branded marketing capability through its wholly-owned subsidiary, ETHEX. In 1999, KV established a wholly-owned subsidiary, Ther-Rx, to market proprietary branded pharmaceuticals directly to physicians.

The Company’s wholly-owned subsidiary, PDI, was acquired in 1972. Through PDI, KV develops and markets specialty value-added raw materials, including drugs, directly compressible and microencapsulated products, and other products used in the pharmaceutical, industry and other markets.

During fiscal year 2009, the Company announced six separate voluntary recalls of certain tablet form generic products as a precaution due to the potential existence of oversized tablets. In December 2008, the U.S. Food and Drug Administration (the “FDA”) began an inspection of the Company’s facilities. The Company suspended shipments of all approved tablet-form products in December 2008 and of all other drug products in January 2009. Also, in January 2009, the Company initiated a nationwide voluntary recall affecting most of its products. In March 2009, the Company entered into a consent decree with the FDA regarding its drug manufacturing and distribution. As part of the consent decree, the Company has agreed not to directly or indirectly do or cause the manufacture, processing, packing, labeling, holding, introduction or delivery for introduction into interstate commerce at or from any of its facilities of any drug, until it has satisfied certain requirements designed to demonstrate compliance with the FDA’s regulations. These actions and the requirements under the consent decree have had, and are expected to continue to have, a material adverse effect on the Company’s liquidity position and its results of operations. The Company does not expect to generate any significant revenues until it resumes shipping certain or many of its approved products (see Note 3—“Going Concern and Liquidity Considerations”).

2.	Summary of Significant Accounting Policies

Basis of Presentation

The Company’s consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). The consolidated financial statements include the accounts of KV and its wholly-owned subsidiaries. All material inter-company accounts and transactions have been eliminated in consolidation. Certain reclassifications, none of which affected net income or retained earnings, have been made to prior year amounts to conform to the current year presentation.

As a result of the decision by the Company to sell PDI, the Company has identified the assets and liabilities of PDI as held for sale in the Company’s consolidated balance sheet at March 31, 2009 and has segregated PDI’s operating results and presented them separately as a discontinued operation for all periods presented.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent liabilities at

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except per share data)

the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results in subsequent periods may differ from the estimates and assumptions used in the preparation of the accompanying consolidated financial statements.

The most significant estimates made by management include revenue recognition and reductions to gross revenues, inventory valuation, intangible and other long-lived assets, stock-based compensation, income taxes, and loss contingencies related to legal proceedings. Management periodically evaluates estimates used in the preparation of the consolidated financial statements and makes changes on a prospective basis when adjustments are necessary.

Correction of Immaterial Errors

In accordance with the guidance of Staff Accounting Bulletin No. 99, “Materiality” (“SAB 99”) and Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”), the accompanying fiscal year 2008 and 2007 consolidated financial statements reflect the correction of immaterial errors related to the following: reserves for chargebacks, inventory variances, R&D raw material inventory, and property and equipment. A summary and discussion of the adjustments recorded to revise the Company’s previously issued consolidated financial statements are contained in Note 4—“Correction of Immaterial Errors in Prior Period Consolidated Financial Statements.”

Cash Equivalents

Cash equivalents consist of interest-bearing deposits that can be redeemed on demand and investments that have original maturities of three months or less.

Investment Securities

The Company’s investment securities consist of mutual funds comprised of U.S. government guaranteed investments and auction rate securities (“ARS”). The Company accounts for its investments in debt and equity securities under Statement of Financial Accounting Standards (“SFAS”) No. 115, Accounting for Certain Investments in Debt and Equity Securities, which requires certain securities to be categorized as trading, available-for-sale or held-to-maturity. Available-for-sale securities are carried at fair value with unrealized gains and losses, net of tax, recorded within other comprehensive income (loss) as a separate component of shareholders’ equity. The Company has no trading or held-to-maturity securities. The cost of investment securities sold is determined by the specific identification method. Dividend and interest income are accrued as earned. The Company reviews its investments quarterly for declines in fair value that are other-than-temporary. Investments that have declined in market value that are determined to be other-than-temporary are charged to other income (expense), net, by writing that investment down to fair value.

ARS generally have long-term stated maturities of 20 to 30 years. However, these securities have certain economic characteristics of short-term investments due to a rate-setting mechanism and the ability to liquidate them through a Dutch auction process that occurs at pre-determined intervals of up to 35 days. The Company classified these securities as non-current investment securities at March 31, 2009 and 2008 to reflect the current lack of liquidity in these investments (see Note 7—“Investment Securities”). See Note 26—“Subsequent Events” for information regarding a settlement agreement the Company entered into regarding its holdings of ARS and the proceeds received in connection therewith.

Inventories

Inventories consist of finished goods held for distribution, raw materials and work in process. Inventories are stated at the lower of cost or market, with the cost determined on the first-in, first-out (FIFO) basis. Reserves

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except per share data)

for obsolete, excess or slow-moving inventory are established by management based on evaluation of inventory levels, forecasted demand and market conditions.

Inventories also include costs related to certain products that are pending regulatory approval. From time to time, the Company capitalizes inventory costs associated with products prior to regulatory approval based on management’s judgment of probable future regulatory approval, commercial success and realizable value. Such judgment incorporates the Company’s knowledge and best estimate of where the product is in the regulatory review process, the Company’s required investment in the product, market conditions, competing products and the Company’s economic expectations for the product post-approval relative to the risk of manufacturing the product prior to approval. If final regulatory approval for such products is denied or delayed, the Company revises its estimates and judgments about the recoverability of the capitalized costs and, where required, provides reserves for such inventory in the period those estimates and judgments change.

During fiscal year 2009, the Company announced six separate voluntary recalls of certain tablet-form generic products as a precaution due to the potential existence of oversized tablets. Beginning in December 2008, the Company determined that it was not able to establish the recoverability of production related inventory costs because of uncertainties associated with the risk of additional product recalls. As a result, production and overhead costs were recognized directly into cost of sales rather than capitalized into inventory.

Property and Equipment

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

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company assesses property and equipment for impairment whenever events or changes in circumstances indicate that an asset’s carrying amount may not be recoverable. Because of the product recalls, shipment suspension and the consent decree entered into with the FDA, asset groups were reviewed for recoverability by comparing the assets’ carrying amounts to undiscounted expected future cash flows. Carrying values were determined to be fully recoverable, and no impairment loss was recognized. The recoverability analysis reflected the terms of the consent decree entered into with the FDA and the current expectation of when the Company will return to market certain or many of its approved products.

Intangible Assets and Goodwill

Intangible assets consist of product rights, license agreements and trademarks resulting from product acquisitions and legal fees and similar costs relating to the development of patents and trademarks. Intangible assets that are acquired are stated at cost, less accumulated amortization, and are amortized on a straight-line basis over estimated useful lives ranging from 9 to 20 years. Costs associated with the development of patents and trademarks are amortized on a straight-line basis over estimated useful lives ranging from 5 to 17 years. The Company evaluates its intangible assets for impairment at least annually or whenever events or changes in

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except per share data)

circumstances indicate that an intangible asset’s carrying amount may not be recoverable. Recoverability is determined by comparing the carrying amount of an intangible asset against an estimate of the undiscounted future cash flows expected to result from its use and eventual disposition. If the sum of the expected future undiscounted cash flows is less than the carrying amount of the intangible asset, an impairment loss is recognized based on the excess of the carrying amount over the estimated fair value of the intangible asset. Because of the product recalls, the suspension of shipments and the consent decree entered into with the FDA, the Company completed an evaluation of each of its intangible assets. Based upon management’s analysis, it was determined that certain intangible assets were impaired. (See Note 11—“Intangible Assets and Goodwill.”)

In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” goodwill is subject to at least an annual assessment of impairment on a fair value basis. If the Company determines through the assessment process that goodwill has been impaired, the Company will record the impairment charge in its results of operations.

Non-marketable Equity Investments

Non-marketable equity investments for which the Company does not have the ability to exercise significant influence over operating and financial policies (generally less than 20% ownership) are accounted for using the cost method. Such investments are included in “Other assets” in the accompanying consolidated balance sheets and relate primarily to the Company’s $9,408 investment at March 31, 2009 in the preferred stock of Strides Arcolab Limited.

This investment is periodically reviewed for other-than-temporary declines in fair value. An other than temporary decline in fair value is identified by evaluating market conditions, the entity’s ability to achieve forecast and regulatory submission guidelines, as well as the entity’s overall financial condition.

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

Beginning in December 2008, the Company determined it was not able to reasonably estimate future product returns at the time its drug products were shipped because of uncertainties associated with the risk of additional product recalls. As a result, revenue on shipments of its drug products was deferred until such uncertainties were resolved, which occurred on the earlier of the consumption by the end user or when these products were no longer subject to recall.

Product shipments that are recorded as deferred revenue are reflected as a current liability on the consolidated balance sheet. For shipments where revenue recognition is deferred, the Company records revenue when the uncertainties leading to deferral are resolved. Since the Company suspended all shipments of its approved drug products in tablet form in December 2008 and suspended the manufacturing and shipment of the remainder of its products in January 2009, the product recall became probable and estimable in the quarter ended March 31, 2009. Thus, the Company determined that the uncertainties leading to deferral were resolved, and it did not have any deferred revenue recorded on its consolidated balance sheet at March 31, 2009.

Concurrently with the recognition or deferral of revenue, the Company records estimated provisions for product returns, sales rebates, payment discounts, chargebacks, and other sales allowances. When the occurrence

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except per share data)

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

•

Sales Revenues—Consistent with common industry practices, the Company has agreed to terms with its customers to allow them to return product that is within a certain period of the expiration date. Upon recognition of revenue from product sales to customers, the Company provides for an estimate of product to be returned. This estimate is determined by applying a historical relationship of customer returns to amounts invoiced.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except per share data)

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

The provisions discussed above are presented in the consolidated financial statements as reductions to gross revenues or deferred revenue and a decrease to accounts receivable or an increase to accrued liabilities. Provisions totaled $292,645, $240,573 and $150,646 for the fiscal years ended March 31, 2009, 2008 and 2007, respectively.

The reserve balances related to the provisions are included in “Receivables, less allowance for doubtful accounts” or “Accrued liabilities” in the accompanying consolidated balance sheets. A summary of fiscal year 2009 changes for each reserve or liability follows:

	Beginning Balance	Additions	Reductions	Ending Balance
	(in thousands)
Year Ended March 31, 2009
Accounts Receivable Reserves:
Chargebacks	$18,103	$145,043	$(160,302)	$2,844
Cash discounts and other allowances	3,848	13,606	(16,419)	1,035
Liabilities:
Sales rebates	12,585	48,347	(52,668)	8,264
Sales returns	3,950	21,965	(13,906)	12,009
Medicaid rebates	7,953	11,220	(12,861)	6,312
Medicare and Medicaid restitution	—	2,275	—	2,275
Product recall returns	346	54,295	(13,946)	40,695
Failure to supply claims	—	21,798	(4,697)	17,101
Other	6,120	26,341	(29,506)	2,955

Total	$52,905	$344,890	$(304,305)	$93,490

Beginning in December 2008, accruals for returns related to product recalls were recorded as an addition to the liability for product recall returns and a reduction to deferred revenue. In January 2009, the Company initiated a nationwide recall that affected most of its drug products. As a result, the liability for product recall returns was increased and deferred revenue decreased by $52,245.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except per share data)

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

The Company’s three largest customers accounted for approximately 32.7%, 18.8% and 17.1%, and 31.0%, 28.6% and 9.0% of gross receivables at March 31, 2009 and 2008, respectively.

For the fiscal year ended March 31, 2009, the Company’s three largest customers accounted for 26.9%, 26.5% and 10.4% of gross revenues. For the fiscal years ended March 31, 2008 and 2007, the Company’s three largest customers accounted for gross revenues of 23.9%, 24.6% and 9.8% and 25.7%, 21.1% and 14.4%, respectively.

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

Advertising

Costs associated with advertising are expensed in the period in which the advertising is used and these costs are included in selling and administrative expense. Advertising expenses totaled $33,347, $27,487 and $21,875

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except per share data)

for the years ended March 31, 2009, 2008 and 2007, respectively. Advertising expense includes the cost of product samples given to physicians.

Litigation

The Company is subject to litigation in the ordinary course of business and to certain other contingencies (see Note 16—“Commitments and Contingencies”). Legal fees and other expenses related to litigation and contingencies are recorded as incurred. The Company, in consultation with its legal counsel, also assesses the need to record a liability for litigation and contingencies on a case-by-case basis. Accruals are recorded when the Company determines that a loss related to a matter is both probable and reasonably estimable.

Deferred Financing Costs

Deferred financing costs of $5,835 were incurred in connection with the issuance of convertible debt (see Note 14—“Long-Term Debt”). These costs were being amortized into interest expense on a straight-line basis over the five-year period that ended on May 16, 2008, the first date the debt was puttable by the holders to the Company. Accumulated amortization totaled $5,835 and $5,635 at March 31, 2009 and 2008, respectively. Deferred financing costs, net of accumulated amortization, are included in “Other Assets” in the accompanying consolidated balance sheets.

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

Basic earnings per share is computed using the weighted average number of common shares outstanding during the period, except that it does not include unvested common shares subject to repurchase. Diluted earnings per share is computed using the weighted average number of common shares and, if dilutive, potential common shares outstanding during the period. Potential common shares consist of the incremental common shares issuable upon the exercise of stock options, unvested common shares subject to repurchase, convertible preferred stock and the Notes. The dilutive effects of outstanding stock options and unvested common shares subject to repurchase are reflected in diluted earnings per share by application of the treasury stock method. Convertible preferred stock and the Notes are reflected on an if-converted basis. The computation of diluted earnings per share for Class A Common Stock assumes the conversion of the Class B Common Stock, while the diluted earnings per share for Class B Common Stock does not assume the conversion of those shares.

Income Taxes

Income taxes are accounted for under the asset and liability method where deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amount of existing assets and liabilities and the respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except per share data)

differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is established when it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company evaluates the realizability of its deferred tax assets by assessing its valuation allowance and by adjusting the amount of such allowance, if necessary. The factors used to assess the likelihood of realization include historical cumulative losses, the forecast of future taxable income and available tax planning strategies that could be implemented to realize the net deferred tax assets. Failure to achieve forecasted taxable income in applicable tax jurisdictions could affect the ultimate realization of deferred tax assets and could result in an increase in the Company’s effective tax rate on future earnings.

The Company accounts for uncertain tax positions in accordance with FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109” (“FIN 48”). This interpretation addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN 48, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits in income tax expense.

Stock-Based Compensation

Effective April 1, 2006, the Company adopted SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), which requires the measurement and recognition of compensation expense, based on estimated fair values, for all share-based compensation awards made to employees and directors over the vesting period of the awards. The Company adopted SFAS 123R using the modified prospective method and, as a result, did not retroactively adjust results from prior periods. Under the modified prospective method, stock-based compensation expense was recognized (1) for the unvested portion of previously issued awards that were outstanding at the initial date of adoption based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123 “Accounting for Stock-Based Compensation” and (2) for any awards granted or modified on or subsequent to the effective date of SFAS 123R based on the grant date fair value estimated in accordance with the provisions of this statement.

Comprehensive Income (Loss)

Comprehensive income includes all changes in equity during a period except those that resulted from investments by or distributions to the Company’s shareholders. Other comprehensive income refers to revenues, expenses, gains and losses that, under generally accepted accounting principles, are included in comprehensive income, but excluded from net income as these amounts are recorded directly as an adjustment to shareholders’ equity. For the Company, other comprehensive income (loss) is comprised of the net changes in unrealized gains and losses on available-for-sale securities and the foreign currency translation adjustments recorded as result of translating Nesher Solutions, Ltd. transactions from Israeli shekels to U.S. dollars.

Fair Value of Financial Instruments

The Company’s financial instruments consist primarily of cash and cash equivalents, marketable securities, receivables, investments, trade accounts payable, the convertible debt, embedded derivatives related to the issuance of the convertible debt and a mortgage loan arrangement. The carrying amounts of cash and cash equivalents, receivables and trade accounts payable are representative of their respective fair values due to their relatively short maturities. The fair values of marketable securities are based on quoted market prices. The

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except per share data)

Company estimates the fair value of its fixed rate long-term obligations based on quoted market rates of interest and maturity schedules for similar issues. The carrying value of these obligations approximates their fair value.

Based on a valuation analysis, the Company’s investments in ARS of $72,800 had a fair value of $65,971 at March 31, 2009 (see Note 8—“Fair Value Measures”). The Company’s investment in the preferred stock of Strides Arcolab Limited of $11,892, including accrued but unpaid dividends, had a fair value of $11,592 at March 31, 2009 based on a valuation analysis. Based on quoted market rates, the Company’s convertible debt had a fair value of $54,000 and $228,360 at March 31, 2009 and 2008, respectively. The carrying amount of the mortgage loan arrangement approximates its fair value because its terms are similar to those which can be obtained for similar financial instruments in the current marketplace.

Derivative Financial Instruments

The Company’s derivative financial instruments consist of embedded derivatives related to the convertible debt. These embedded derivatives include certain conversion features and a contingent interest feature. Although the conversion features represent embedded derivative financial instruments, based on the de minimis value of these features at the time of issuance and at March 31, 2009, no value has been assigned to these embedded derivatives. The contingent interest feature provides unique tax treatment under the Internal Revenue Service’s contingent debt regulations. In essence, interest accrues, for tax purposes, on the basis of the instrument’s comparable yield (the yield at which the issuer would issue a fixed rate instrument with similar terms).

Foreign Currency

For the Company’s sole foreign operating entity, Nesher Solutions, Ltd. (see Note 6—“Acquisitions”), the local currency is the functional currency. The Company translates asset and liability balances at exchange rates in effect at the end of the period and income and expense transactions at the average exchange rates in effect during the period. Resulting translation adjustments are reported as a separate component of accumulated other comprehensive income included in shareholders’ equity. Gains and losses from foreign currency transactions are included in the consolidated statements of operations. The amount of foreign currency gains (losses) included in the Company’s consolidated statement of operations was $(2,584), $878 and $354 for the fiscal years ended March 31, 2009, 2008 and 2007, respectively.

SFAS No. 95, “Statement of Cash Flows” requires that the effect of exchange rate changes on cash held in foreign currencies be reported as a separate item in the reconciliation of beginning and ending cash and cash equivalents. All other foreign currency cash flows are reported in the applicable line of the consolidated statement of cash flows using an approximation of the exchange rate in effect at the time of the cash flows.

New Accounting Pronouncements

Effective April 1, 2008, the Company adopted SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), for all financial assets and liabilities and any other assets and liabilities that are recognized or disclosed at fair value on a recurring basis. This pronouncement clarifies the principle that fair value should be based on the assumptions that market participants would use when pricing an asset or liability, provides a framework for measuring fair value under GAAP and expands disclosure requirements about fair value measurements. Although the Company’s adoption of SFAS No. 157 did not have a material effect on the Company’s financial condition, results of operations or cash flows, additional disclosures were required (see Note 8—“Fair Value Measures”).

In February 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157” (“FSP 157-2”), which defers the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except per share data)

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except per share data)

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

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141(R)”), which replaces SFAS 141 but retains the fundamental concept of purchase method of accounting in a business combination and improves reporting by creating greater consistency in the accounting and financial reporting of business combinations, resulting in more complete, comparable, and relevant information for investors and other users of financial statements. To achieve this goal, the new standard requires the acquiring entity in a business combination to recognize all the assets acquired and liabilities assumed in the transaction and any non-controlling interest at the acquisition date at their fair value as of that date. This statement requires measuring a non-controlling interest in the acquiree at fair value which will result in recognizing the goodwill attributable to the non-controlling interest in addition to that attributable to the acquirer. This statement also requires the recognition of assets acquired and liabilities assumed arising from contractual contingencies as of the acquisition date, measured at their acquisition date fair values. In April 2009, the FASB issued FSP FAS 141(R)-1 to further clarify the guidance provided by SFAS 141(R) on initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. SFAS 141(R) is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008 and earlier adoption is prohibited. The Company plans to adopt SFAS 141(R) at the beginning of fiscal year 2010 and is evaluating the impact of SFAS 141(R) on its financial condition and results of operations.

In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements” (“SFAS 160”), an amendment of ARB No. 51, which will affect only those entities that have an outstanding non-controlling interest in one or more subsidiaries or that deconsolidate a subsidiary by requiring all entities to report non-controlling (minority) interests in subsidiaries in the same way as equity in the consolidated financial statements. In addition, SFAS 160 eliminates the diversity that currently exists in accounting for transactions between an entity and non-controlling interests by requiring them to be treated as equity transactions. SFAS 160 is effective for fiscal years beginning after December 15, 2008. The Company plans to adopt SFAS 160 at the beginning of fiscal year 2010 and is evaluating the impact of SFAS 160 on its financial condition and results of operations.

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

In April 2008, the FASB issued FASB Staff Position No. FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”). FSP 142-3 amends the factors that should be considered in developing renewal

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except per share data)

or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets” and also requires expanded disclosure related to the determination of intangible asset useful lives. FSP 142-3 is effective for fiscal years beginning after December 15, 2008. Early adoption is prohibited. The Company is currently evaluating the impact the adoption of FSP 142-3 will have on its consolidated financial statements.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162” (“SFAS 168”), which identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP). This is accomplished by authorizing the Codification to become the single source of authoritative U.S. accounting and reporting standards, except for rules and interpretive releases of the Securities and Exchange Commission (the “SEC”) under authority of federal securities laws, which are sources of authoritative GAAP for SEC registrants. All other non-grandfathered, non-SEC accounting literature not included in the Codification is now non-authoritative. SFAS No. 168 is effective for fiscal years, and interim periods within those fiscal years, beginning after September 15, 2009. The Company is in the process of analyzing the impact of this standard on future filings, which will be adopted by the Company at the beginning of the third quarter of fiscal year 2010.

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

The assessment of the Company’s ability to continue as a going concern was made by management considering, among other factors: (i) the Company’s need to obtain additional capital; (ii) the suspension of shipment of all products manufactured by the Company and the requirements under the consent decree with the FDA; (iii) the timing and number of approved products that will be reintroduced to the market and the related costs; (iv) the potential outcome with respect to the governmental inquiries, litigation or other matters described in Note 16—“Commitments and Contingencies”; and (v) the Company’s ability to comply with debt covenants. The Company’s assessment was further affected by the Company’s fiscal year 2009 net loss of $313,627 and the outstanding balance of cash, cash equivalents and short-term marketable securities of $75,730 as of March 31, 2009. For periods subsequent to March 31, 2009, the Company expects losses to continue because the Company is unable to generate any significant revenues from its own manufactured products until the Company is able to resume shipping certain or many of its approved products. In addition, the Company must meet ongoing operating costs as well as costs related to the steps the Company is currently taking to prepare for reintroducing its approved products to the market. If the Company is not able to obtain the FDA’s clearance to resume manufacturing and distribution of its approved products in a timely manner and at a reasonable cost, the Company’s financial position, results of operations, cash flows and liquidity will continue to be materially adversely affected. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

The Company believes that it is not in compliance with one or more of the requirements of the Company’s mortgage loan arrangement as of March 31, 2009 (see Note 14—“Long-Term Debt”). Failure by the Company to comply with the requirements of the mortgage loan arrangement or to otherwise receive a waiver from the mortgage lender for any noncompliance could result in the Company’s outstanding mortgage debt obligation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except per share data)

accelerating and immediately becoming due and payable. If the acceleration occurs and the mortgage debt is not immediately paid in full an event of default could also be deemed to have occurred under the $200,000 principal amount of 2.5% Contingent Convertible Subordinated Notes (the “Notes”). If an event of default is deemed to have occurred on the Notes, the principal amount plus any accrued and unpaid interest could also become immediately due and payable. The acceleration of these outstanding debt obligations would materially adversely affect the Company’s business, financial condition and cash flows.

Based on current financial projections, the Company believes the continuation of the Company as a going concern is primarily dependent on its ability to address, among other factors: (i) the Company’s need to obtain additional capital; (ii) the suspension of shipment of all products manufactured by the Company and the requirements under the consent decree with the FDA; (iii) the timing and number of approved products that will be reintroduced to the market and the related costs; (iv) the potential outcome with respect to the governmental inquiries, litigation or other matters described in Note 16—“Commitments and Contingencies”; and (v) the Company’s ability to comply with debt covenants. While the Company addresses these matters, it must continue to meet expected near-term obligations, including normal course operating cash requirements and costs associated with reintroducing its approved products to the market (such as costs related to its employees, facilities and FDA compliance), remaining payments associated with the acquisition of the rights to Gestiva™ (see Note 6—“Acquisitions” and Note 26—“Subsequent Events”), the financial obligations pursuant to the plea agreement with the U.S. Department of Justice (see Note 26—“Subsequent Events”), as well as the significant costs, such as legal and consulting fees, associated with the steps taken by the Company in connection with the consent decree and the litigation and governmental inquiries described in Note 16—“Commitments and Contingencies”. If the Company is not able to obtain the FDA’s clearance to resume manufacturing and distribution of its approved products in a timely manner and at a reasonable cost, and/or if the Company experiences adverse outcomes with respect to any of the governmental inquiries or litigation described in Note 16—“Commitments and Contingencies”, the Company’s financial position, results of operations, cash flows and liquidity will continue to be materially adversely affected.

In the near term, the Company is focused on meeting the requirements of the consent decree, which will allow its approved products to be reintroduced to the market, and is pursuing various means to increase cash. Since March 31, 2009 the Company has generated non-recurring cash proceeds to support its on-going operating and compliance requirement from the receipt of tax refunds, the monetization of its ARS and the sale of certain other assets (see Note 26—“Subsequent Events” for more information regarding the cash received). The Company also generated cash from the sale of certain products not manufactured by the Company under the distribution and supply agreement with Purdue (see Note 16—“Commitments and Contingencies”). While these cash proceeds were sufficient to meet near term cash requirements, the Company is pursuing ongoing efforts to increase cash including the continued implementation of cost savings, divestiture of PDI and other assets and the return of certain or many of the Company’s approved products to market in a timely manner. In addition, in order to continue to meet the expected near-term obligations described above, the Company will still need to obtain additional capital through additional asset sales. Based on the Company’s continuing assessment and identification of assets for future sale and the results of the currently proposed asset sales, the Company may elect to engage in external financing efforts. The Company currently does not anticipate issuing equity securities to raise additional capital. However, the Company continues to evaluate its capital needs and availability of financing to assess and identify the best available external financing alternatives. The Company cannot provide assurance that it will be able to realize the cost reductions it anticipates from reducing its operations or its employee base, that some or many of its approved products can be returned to the market in a timely manner, that its higher profit approved products will return to the market in the near term, that the Company can obtain additional cash through asset sales, or that external financing can be obtained when needed, under acceptable terms or in the amounts required. If the Company is unsuccessful in its efforts to sell assets and raise additional

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except per share data)

capital in the near term, the Company will be required to further reduce its operations, including further reductions of its employee base, or the Company may be required to cease operations in order to offset the lack of available funding.

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

4.	Correction of Immaterial Errors in Prior Period Consolidated Financial Statements

The Company has determined that certain of its previously filed financial statements contained certain errors. In order to assess materiality with respect to these errors, it applied the concepts set forth in SAB 99 and SAB 108 and determined that the impact of these errors on prior period consolidated financial statements was immaterial. Accordingly, the accompanying consolidated balance sheet as of March 31, 2008 and the related consolidated statements of operations, comprehensive income (loss), shareholders’ equity and cash flows for the fiscal years ended March 31, 2008 and 2007 reflect the correction of these immaterial errors. The accompanying notes have also been revised as necessary. The impact of correcting these immaterial errors resulted in a reduction of net revenues, operating income and income from continuing operations of $6,253, $4,347 and $1,916, respectively, for the fiscal year ended March 31, 2008 and an increase in operating income and income from continuing operations of $224 and $469, respectively, and a decrease in net revenues of $1,883 for the fiscal year ended March 31, 2007. The Company’s consolidated retained earnings as of March 31, 2006 reflects a decrease of $4,919 to correct all of the errors identified in the prior period consolidated financial statements.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except per share data)

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except per share data)

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except per share data)

The combined effect of recording the correction of the immaterial errors in the Company’s consolidated statements of operations for the fiscal years ended March 31, 2008 and 2007 is presented in the following tables:

	2008
	As Reported	As Reported Excluding Discontinued Operation	As Revised
Net revenues	$601,896	$583,876	$577,623
Cost of sales	186,555	175,692	174,987
Gross profit	415,341	408,184	402,636
Research and development expense	46,634	46,457	48,873
Selling and administrative expense	208,206	207,112	203,495
Operating income	130,370	124,484	120,137
Interest expense	10,353	10,353	10,463
Interest and other income	11,646	11,646	12,524
Income from continuing operations before income taxes	131,663	125,777	122,198
Provision for income taxes	43,309	41,268	39,605
Income from continuing operations	88,354	84,509	82,593
Net income	88,354	84,509	86,438
Earnings per share:
Basic—Class A common	$1.87	$1.78	$1.75
Basic—Class B common	1.55	1.49	1.45
Diluted—Class A common	1.57	1.50	1.47
Diluted—Class B common	1.35	1.30	1.27

	2007
	As Reported	As Reported Excluding Discontinued Operation	As Revised
Net revenues	$443,627	$426,190	$424,307
Cost of sales	147,263	135,818	133,047
Gross profit	296,364	290,372	291,260
Research and development expense	31,462	30,400	31,638
Selling and administrative expense	174,344	172,197	171,623
Operating income	88,156	85,373	85,597
Interest and other income	9,901	9,901	10,255
Income from continuing operations before income taxes	89,072	86,289	86,867
Provision for income taxes	32,958	32,112	32,221
Income from continuing operations	56,114	54,177	54,646
Net income	58,090	56,153	58,559
Earnings per share:
Basic—Class A common	$1.19	$1.15	$1.16
Basic—Class B common	0.99	0.96	0.96
Diluted—Class A common	1.02	0.98	0.99
Diluted—Class B common	0.88	0.85	0.86

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except per share data)

The combined effect of recording the correction of the immaterial errors in the Company’s consolidated statements of cash flows for the fiscal years ended March 31, 2008 and 2007 is presented in the following table:

	2008		2007
	As Reported	As Revised	As Reported	As Revised
Net income	$88,354	$86,438	$58,090	$58,559
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	31,120	32,374	22,388	23,412
Loss on property and equipment	—	384	—	1,025
Deferred income tax provision	(6,308)	(7,047)	7,698	7,772
Stock-based compensation	5,205	5,843	3,984	4,047
Changes in operating assets and liabilities:
Receivables, net	(28,436)	(37,870)	(25,063)	(28,820)
Inventories, net	(3,465)	(3,000)	(20,349)	(22,427)
Income taxes	(1,622)	(2,966)	2,413	5,431
Accounts payable and accrued liabilities	24,157	35,548	12,257	15,310
Other assets and liabilities, net	(6,443)	(6,051)	(2,771)	(2,833)
Net cash provided by operating activities	122,358	123,149	57,135	59,964
Purchase of property and equipment, net	(23,656)	(24,159)	(25,066)	(25,716)
Net cash used in investing activities	(149,332)	(149,835)	(76,415)	(77,065)
Principal payments on long-term debt	(1,896)	(2,215)	(1,652)	(1,652)
Net cash provided by financing activities	30,745	30,426	1,148	1,148
Increase (decrease) in cash and cash equivalents	3,771	3,740	(18,132)	(15,953)
Cash and cash equivalents:
Beginning of year	82,574	84,753	100,706	100,706
End of year	86,345	88,493	82,574	84,753

5.	Discontinued Operations

In March 2009, because of liquidity concerns and the Company’s expected near-term cash requirements, the Company’s Board approved management’s decision to market PDI for sale. PDI, a wholly owned subsidiary of the Company, develops and markets specialty value-added raw materials, including drugs, directly compressible and microencapsulated products, and other products used in the pharmaceutical industry and other markets. As a result of the decision to sell PDI, the Company has identified the assets and liabilities of PDI as held for sale at March 31, 2009 and has segregated PDI’s operating results and presented them separately as a discontinued operation for all periods presented.

The tables below reflect the operating results of PDI for the fiscal years ended March 31, 2009, 2008, and 2007 and its net assets as of March 31, 2009.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except per share data)

Operating Results

	Years ended March 31,
	2009	2008	2007
Net revenues	$20,657	$18,020	$17,437
Cost of sales	11,969	10,863	11,445

Gross profit	8,688	7,157	5,992

Operating expenses:
Research and development	36	177	1,062
Selling and administrative	786	1,094	2,147

Total operating expenses	822	1,271	3,209

Operating income	7,866	5,886	2,783
Provision for income taxes	2,899	2,041	846

Net income	$4,967	$3,845	$1,937

Net Assets

March 31, 2009
Cash and cash equivalents	$—
Receivables	3,001
Inventories, net	3,769

Total current assets held for sale	6,770
Property and equipment, less accumulated depreciation	1,060
Intangible assets and goodwill, net	557

Total assets held for sale	$8,387

Accounts payable	$567

Total liabilities associated with assets held for sale	$567

6.	Acquisitions

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except per share data)

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

•

Upon successful completion of agreed upon milestones, a series of additional future scheduled cash payments in the aggregate amount of $120,000, the first of which payments is due on the Transfer Date (which will occur after, among other things, the FDA approves the Gestiva NDA) and the last of which payments is due no later than 21 months after the FDA approves the Gestiva NDA, provided that the Transfer Date has already occurred. The Company has the right to prepay any such amounts at any time. In addition, if the Company is unable to obtain sufficient quantities of Gestiva™ for a period of time (not to exceed 12 months) under certain specified circumstances set forth in the Amended Gestiva Agreement, then the due date of the next following scheduled cash payment will be delayed for such period of time. The date on which the Company makes the final cash payment is referred to as the “Final Payment Date.”

•

If, prior to the Final Payment Date, the Company fails to timely pay a scheduled payment, the Company is obligated to transfer back to Hologic ownership of the Purchased Assets, including certain improvements made thereto by the Company, as well as other after-acquired assets and rights used by the Company in connection with the Gestiva™ business (the “Retransfer”). Certain liabilities

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except per share data)

associated with the foregoing are to be transferred to Hologic in connection with any Retransfer, subject to Hologic’s rights to reject the assumption of certain liabilities.

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

In May 2007, the Company acquired the U.S. marketing rights to Evamist™, a transdermal estrogen therapy from VIVUS, Inc. Under the terms of the asset purchase agreement for Evamist™, the Company paid $10,000 in cash at closing and agreed to make an additional cash payment of $141,500 upon final approval of the product by the FDA. The agreement also provides for two future payments upon achievement of certain net sales milestones. If Evamist™ achieves $100,000 of net sales in a fiscal year, a one-time payment of $10,000 will be made, and if net sales levels reach $200,000 in a fiscal year, a one-time payment of up to $20,000 will be made. Because the product had not obtained FDA approval when the initial payment was made at closing, the Company recorded $10,000 of in-process research and development expense during the year ended March 31, 2008. In July 2007, FDA approval for Evamist™ was received and a payment of $141,500 was made to VIVUS, Inc. The final purchase price allocation completed during the fiscal year ended March 31, 2009 resulted in estimated identifiable intangible assets of $44,078 for product rights; $12,774 for trademark rights; $82,542 for rights under a sublicense agreement; and $2,106 for a covenant not to compete. Upon FDA approval in July 2007, the Company began amortizing the product rights, trademark rights and rights under the sublicense agreement over 15 years and the covenant not to compete over nine years.

7.	Investment Securities

The carrying amount of available-for-sale securities and their approximate fair values at March 31, 2009 and 2008 were as follows.

	March 31, 2009
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Non-current auction rate securities	$63,752	2,219	—	$65,971

	March 31, 2008
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-term marketable securities	$40,538	$10	$—	$40,548
Non-current auction rate securities	83,900	—	(2,384)	81,516

Total	$124,438	$10	$(2,384)	$122,064

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except per share data)

The Company’s short-term marketable securities at March 31, 2008 were recorded at fair value based on quoted market prices using the specific identification method and consisted of mutual funds comprised of U.S. government investments. During the fiscal year ended March 31, 2009, a realized loss of $86 was recognized upon sale of these securities. For the fiscal year ended March 31, 2007, a realized loss of $270 was recognized when the Company determined that its unrealized loss on marketable securities had become other-than-temporary as the duration of the losses had surpassed 24 months and the Company no longer intended to hold these securities to recovery. There were no realized gains or losses for the fiscal year ended March 31, 2008.

At March 31, 2009 and 2008, the Company also had $72,800 and $83,900, respectively, of principal invested in auction rate securities (“ARS”). These securities all have a maturity in excess of 10 years. The Company’s investments in ARS primarily represent interests in collateralized debt obligations supported by pools of student loans, the principal of which is guaranteed by the U.S. Government. ARS backed by student loans are viewed as having low default risk and therefore very low risk of credit downgrade. The ARS held by the Company are AAA rated securities with long-term nominal maturities for which the interest rates are reset through a Dutch auction process that occurs at pre-determined intervals of up to 35 days. The auctions historically have provided a liquid market for these securities.

ARS have historically been classified as short-term marketable securities in the Company’s consolidated balance sheet. With the liquidity issues experienced in global credit and capital markets, the ARS held by the Company at March 31, 2009 and 2008 experienced multiple failed auctions beginning in February 2008 as the amount of securities submitted for sale exceeded the amount of purchase orders. Accordingly, the $65,971 and $81,516 of ARS at March 31, 2009 and 2008, respectively, were classified as non-current assets and are included in the line item “Investment securities” in the accompanying Consolidated Balance Sheets.

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

On February 25, 2009, the Company initiated legal action against Citigroup Global Markets Inc. (“CGMI”), through which it acquired the ARS the Company held at that time, in the District Court for the Eastern District of Missouri. On January 21, 2010, the Company and CGMI entered into a Purchase and Release Agreement pursuant to which CGMI agreed to purchase the Company’s remaining ARS for an aggregate purchase price of approximately $61,707. The Company also received a two-year option (which expires on January 21, 2012) to reacquire the ARS (in whole or on a class-by-class basis) for the prices at which they were sold, as well as the right to receive further payments in the event any ARS are redeemed prior to the expiration of the option.

The Company faces significant liquidity concerns as discussed in Note 3—“Going Concern and Liquidity Considerations.” As a result, the Company determined it could no longer support its previous assertion that it had the ability to hold impaired securities until their forecasted recovery. Accordingly, the Company concluded that

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except per share data)

the ARS became other-than-temporarily impaired during December 2008 and recorded a loss of $9,122 into current period earnings. This adjustment reduced the carrying value of the ARS to $63,678 at December 31, 2008. During the quarter ended March 31, 2009, the Company recorded discount accretion of $74 on the ARS. The estimated fair value of the Company’s ARS holdings at March 31, 2009 was $65,971. The $2,219 difference in fair value of the ARS at March 31, 2009 compared to the corresponding carrying value was recorded in accumulated other comprehensive income as an unrealized gain of $1,415, net of tax. (See Note 26—“Subsequent Events.”)

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

8.	Fair Value Measures

As stated in Note 2—“Summary of Significant Accounting Policies,” the Company adopted SFAS 157 effective April 1, 2008 for all financial assets and liabilities and any other assets and liabilities that are recognized or disclosed at fair value on a recurring basis. SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. In order to increase consistency and comparability in fair value measurements, SFAS 157 established a fair value hierarchy that ranks the quality and reliability of the information used to measure fair value. Financial assets and liabilities carried at fair value are classified and disclosed in one of the following three categories:

•

Level 1—Primarily consists of financial assets and liabilities whose values are based on unadjusted quoted prices for identical assets or liabilities in an active market that the Company has the ability to access.

•

Level 2—Includes financial instruments measured using significant other observable inputs that are valued by reference to similar assets or liabilities, such as: quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; inputs other than quoted prices that are observable for the asset or liability; and inputs that are derived principally from or corroborated by observable market data by correlation or other means.

•

Level 3—Comprised of financial assets and liabilities whose values are based on prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement. These inputs reflect management’s own assumptions about the assumptions a market participant would use in pricing the asset or liability.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except per share data)

The following table presents the Company’s fair value hierarchy as of March 31, 2009 for those financial assets measured at fair value on a recurring basis:

	Fair Value Measurements at March 31, 2009
	Total	Level 1	Level 2	Level 3
Non-current ARS	$65,971	$—	$—	$65,971

The Company’s investments in non-current ARS primarily represent interests in collateralized debt obligations supported by pools of student loans, the principal of which is guaranteed by the U.S. Government. The ARS held by the Company are AAA-rated securities with long-term nominal maturities for which the interest rates are reset through a Dutch auction process that occurs at pre-determined intervals of up to 35 days. Due to the lack of observable market quotes and an illiquid market for the Company’s ARS portfolio that existed as of March 31, 2009, the Company utilized a valuation model that relied exclusively on Level 3 inputs, including those that are based on expected cash flow streams and collateral values (see Note 7—“Investment Securities”).

The contingent interest feature of the $200,000 principal amount of Contingent Convertible Subordinated Notes (see Note 14—“Long-Term Debt”) meets the criteria of and qualifies as an embedded derivative. Although this conversion feature represents an embedded derivative financial instrument, based on its de minimis value at the time of issuance and at March 31, 2009, no value has been assigned to this embedded derivative.

The following table presents the changes in fair value for financial assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

Non-Current ARS (Level 3)
Balance at April 1, 2008	$81,516
Realized losses resulting from ARS being deemed other-than-temporarily impaired	(10,457)
Unrealized gains included in other comprehensive loss	4,677
Sales of ARS securities	(9,765)

Balance at March 31, 2009	$65,971

9.	Inventories

Inventories as of March 31 consisted of:

	2009	2008
Raw materials	$20,208	$42,939
Finished goods	1,978	36,187
Work-in-process	—	15,204

	$22,186	$94,330

Reserves for obsolete inventory are deducted from the related inventory balances. The activity in the Company’s reserve for obsolete inventory is summarized as follows:

	2009	2008	2007
Balance at beginning of year	$19,948	$12,385	$4,152
Provisions for obsolete inventory	74,212	18,849	11,979
Amounts charged to reserves	(42,186)	(11,286)	(3,746)

Balance at end of year	$51,974	$19,948	$12,385

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except per share data)

Inventories included $3,825 and $2,846 of raw materials as of March 31, 2009 and 2008, respectively, that will be used in research and development activities.

10.	Property and Equipment

Property and equipment as of March 31 consisted of:

	2009	2008
Buildings and building improvements	$121,268	$108,880
Machinery and equipment	89,015	85,735
Office furniture and equipment	35,379	31,595
Leasehold improvements	22,316	21,057
Land and improvements	6,253	6,253
Construction-in-progress	3,815	12,504
Property and equipment held for sale	8,619	—

	286,665	266,024
Less accumulated depreciation	(98,453)	(78,532)

Net property and equipment	$188,212	187,492

Capital additions to property and equipment were $23,633, $24,159 and $25,716 for the fiscal years ended March 31, 2009, 2008 and 2007, respectively. Depreciation of property and equipment was $20,423, $18,824 and $17,058 for the fiscal years ended March 31, 2009, 2008 and 2007, respectively.

The Company recorded a reserve in the amount of $1,880 for the fiscal year ended March 31, 2009 primarily relating to the impairment of property and equipment held for sale. The related loss provision is recorded as selling and administrative expense in the consolidated statement of operations.

Property and equipment projects classified as construction-in-progress at March 31, 2009 are projected to be completed during the next 12 months at an estimated cost of $4,654.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except per share data)

11.	Intangible Assets and Goodwill

Intangible assets and goodwill as of March 31 consisted of:

	2009		2008
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Product rights acquired:
Micro-K®	$36,140	$(18,145)	$36,140	$(16,318)
PreCare®	—	—	8,433	(3,654)
Evamist™	44,078	(4,937)	52,446	(2,378)
Trademarks acquired:
Niferex®	—	—	14,834	(3,709)
Chromagen®/StrongStart®	—	—	27,642	(6,910)
Evamist™	12,774	(1,431)	15,166	(688)
License agreements:
Evamist™	82,542	(9,245)	66,417	(3,011)
Other	375	—	2,300	—
Covenants not to compete:
Evamist™	2,106	(393)	7,471	(565)
Other	—	—	375	(109)
Trademarks and patents	5,129	(1,135)	5,317	(972)
Assembled workforce	612	(71)	—	—

Total intangible assets	$183,756	$(35,357)	$236,541	$(38,314)
Goodwill	—	—	557	—

Total	$183,756	$(35,357)	$237,098	$(38,314)

As of March 31, 2009, the Company’s intangible assets have a weighted average useful life of approximately 16 years. Also, as of March 31, 2009, the Company’s product rights acquired, trademark rights acquired, license agreements, covenants not to compete, trademarks and patents, and the assembled workforce have weighted average useful lives of approximately 17 years, 15 years, 15 years, 9 years, 13 years, and 5 years, respectively. Amortization of intangible assets was $14,221, $11,491 and $4,810 for the fiscal years ended March 31, 2009, 2008 and 2007, respectively.

The Company evaluates its intangible assets for impairment at least annually or whenever events or changes in circumstances indicate an intangible asset’s carrying amount may not be recoverable. Because of events that occurred beginning in the third quarter of fiscal year 2009, the Company completed an evaluation of each of its intangible assets. Based upon management’s analysis, it was determined the following intangible assets were impaired:

•

Pursuant to the terms of the consent decree with the FDA, the Company agreed not to distribute its unapproved products, including its branded prenatal vitamins and hematinic products, until they are approved through the FDA’s Abbreviated New Drug Application (“ANDA”) or New Drug Application (“NDA”) processes. Since such products are unable to generate any revenues and are not approved by the FDA, the Company recorded $34,090 during the fiscal year ended March 31, 2009 as an impairment charge to write-off the net book value of the intangible assets related to its branded prenatal vitamins and hematinic products.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except per share data)

•

In January 2009, the Company decided to no longer pursue approval of an acquired product to treat endometriosis. As a result, the Company recorded $2,528 during the fiscal year ended March 31, 2009 to write-off the net book value of intangible assets related to this product.

With respect to the intangible assets related to Evamist™, the Company had approximately $125,494 of unamortized costs and remaining useful lives of 9 to 13 years as of March 31, 2009. To test impairment of these assets, the Company performed a cash flow analysis, which incorporates a number of significant assumptions and estimates that are subject to change as actual results become known. The sum of the projected undiscounted cash flows, which extend over the useful life assigned to the assets, slightly exceeds the carrying amount of the intangible assets as of March 31, 2009 and the Company concluded that the asset is not impaired as of that date. However, any significant differences in actual future results versus estimates used to prepare the cash flow analysis, such as lower sales, increases in production costs or technological changes, could result in impairment of these intangible assets at a future date.

During the fiscal year ended March 31, 2008, the Company recognized an impairment charge of $1,140 for the intangible asset related to a product right acquired under an external development agreement. Price erosion on the product eliminated the economic benefits of marketing the product. The entire balance of the intangible asset was written-off as the product is no longer expected to generate positive future cash flows.

Assuming no other additions, disposals or adjustments are made to the carrying values and/or useful lives of the intangible assets, annual amortization expense on product rights, trademarks acquired and other intangible assets is estimated to be approximately $12,000 in each of the five succeeding fiscal years.

12.	Other Assets

Other assets as of March 31 consisted of:

	2009	2008
Prepaid and other	$558	$919
Life insurance receivable	2,012	4,300
Preferred stock investments	9,808	12,684
Accrued dividends on preferred stock	2,184	2,027
Deferred financing costs, net	273	859
Deposits	7,895	3,216

	$22,730	$24,005

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except per share data)

13.	Accrued Liabilities

Accrued liabilities as of March 31 consisted of:

	2009	2008
Salaries, wages, incentives and benefits	$9,161	$30,512
Accrued severance	10,002	—
Accrued interest payable	2,174	2,830
Professional fees	11,226	4,838
Promotion expenses	—	632
Stock option deposits	993	2,729
Liability for failure to supply claims	17,101	—
Liability for product recalls	50,745	906
Accrued litigation and governmental inquiries	18,473	—
Liability for Medicaid rebates	6,312	7,956
Liability for sales returns	12,009	3,950
Liability for sales rebates	8,264	12,589
Other	4,403	7,054

	$150,863	$73,996

The liability for product recalls includes the impact of products expected to be returned, the estimated unpaid cost of processing fees and other administrative expenses associated with the recalls. The estimated liability for product returns related to recalls was based on estimated and actual customer inventory levels and actual contract pricing.

Accrued severance consists primarily of severance benefits owed to employees that were terminated as part of an ongoing realignment of the Company’s cost structure that was necessitated by the product recalls and the impact of the requirements under the consent decree. Severance expense recognized in the fiscal year ended March 31, 2009 in relation to the ongoing realignment of the Company’s cost structure was recorded in part to restructuring charges and in part to cost of sales in the Consolidated Statement of Operations. The activity in accrued severance is summarized as follows:

2009
Balance at beginning of year	$—
Provision for severance benefits	12,270
Amounts charged to accrual	(2,268)

Balance at end of year	$10,002

Accrued litigation consists of settlement obligations as well as loss contingencies recognized by the Company because settlement was determined to be probable and the related payouts were reasonably estimable. For the fiscal year ended March 31, 2009, the Company recorded litigation expense in the amount of $49,732, $6,536 of which was recorded for certain multi-defendant cases alleging that the Company reported improper or fraudulent pharmaceutical pricing information under the Medicaid rebate program (see Note 16—“Commitments and Contingencies”). The Company also recorded an accrual for product liability actions related to the voluntary product recalls initiated by the Company in calendar year 2008 and early 2009 and alleged damages as a result of the ingestion of purportedly oversized tablets allegedly distributed by the Company (see Note 16—“Commitments and Contingencies”). Based on the Company’s product liability insurance coverage and the number of product liability actions that are pending, that have been settled and that the Company expects will occur, the Company recorded expense in the amount of $14,364 for the fiscal year ended March 31, 2009.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except per share data)

In May 2009, the Company entered into a global confidential settlement agreement with Axcan to dismiss a suit Axcan filed against the Company in June 2007 (see Note 16—“Commitments and Contingencies”). The settlement agreement required the Company to pay Axcan in three installments, $3,500 of which was paid in May 2009. Subsequent to May 2009, the original agreement with Axcan was revised and the Company made a payment of $1,950 to settle the remaining two payments due to Axcan. At March 31, 2009, the Company recorded a settlement liability of $5,450 in accrued liabilities.

Pursuant to the plea agreement that ETHEX entered into with the Department of Justice on March 2, 2010, ETHEX agreed to pay criminal fines, restitution to the Medicare and Medicaid programs and an administrative forfeiture in the aggregate amount of $27,569 (see Note 16—“Commitments and Contingencies”). The plea agreement requires the Company to pay the criminal fines in five installment payments beginning March 6, 2010 and ending July 11, 2012. For fiscal 2009, the Company recorded litigation expense of $23,623 for the present value of the administrative forfeiture and five expected installment payments related to the criminal fines and reduced net revenues by $2,275 for the restitution payments made to the Medicare and Medicaid programs on March 6, 2010. At March 31, 2009, $4,601 of the aggregate plea agreement amount was recorded in accrued liabilities and $21,597 was recorded in other long-term liabilities.

14.	Long-Term Debt

Long-term debt as of March 31 consisted of:

	2009	2008
Convertible notes	$200,000	$200,000
Building mortgages	37,432	39,452
Software financing arrangement	1,117	1,721
Line of credit	—	30,000

	238,549	271,173
Less current portion	(37,824)	(202,499)

	$200,725	$68,674

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

The Company may redeem some or all of the Notes at any time on or after May 21, 2006, at a redemption price, payable in cash, of 100% of the principal amount of the Notes, plus accrued and unpaid interest, including contingent interest, if any. Holders may require the Company to repurchase all or a portion of their Notes on

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except per share data)

May 16, 2008, 2013, 2018, 2023 and 2028 or upon a change in control, as defined in the indenture governing the Notes, at a purchase price, payable in cash, of 100% of the principal amount of the Notes, plus accrued and unpaid interest, including contingent interest, if any. Holders had the right to require the Company to repurchase all or a portion of their Notes on May 16, 2008 and, accordingly, the Company classified the Notes as a current liability as of March 31, 2008. Since no holders required the Company to repurchase all or a portion of their Notes on this date and because the next occasion holders may require the Company to repurchase all or a portion of their Notes is May 16, 2013, the Notes were classified as a long-term liability as of March 31, 2009. The Notes are subordinate to all of the Company’s existing and future senior obligations.

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

The Notes, which are unsecured, do not contain any restrictions on the payment of dividends, the incurrence of additional indebtedness or the repurchase of the Company’s securities, and do not contain any financial covenants. However, a failure by the Company or any of its subsidiaries to pay any indebtedness or any final non-appealable judgments in excess of $750 constitutes an event of default under the indenture. An event of default would permit the trustee under the indenture or the holders of at least 25% of the Notes to declare all amounts owing to be immediately due and payable and exercise other remedies.

In March 2006, the Company entered into a $43,000 mortgage loan arrangement with one of its primary lenders, in part, to refinance $9,859 of existing mortgages. The $32,764 of net proceeds the Company received from the mortgage loan was used for working capital and general corporate purposes. The mortgage loan, which is secured by three of the Company’s buildings, bears interest at a rate of 5.91% and matures on April 1, 2021. The Company is current in all its financial payment obligations under the mortgage loan arrangement. However, the Company believes that at March 31, 2009 it was not in compliance with one or more of the requirements of the mortgage loan documentation. Accordingly, the $37,432 that remained outstanding under the mortgage arrangement as of March 31, 2009 was classified as a current liability as of March 31, 2009.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except per share data)

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

In June 2006, the Company entered into a credit agreement with ten banks that provided for a revolving line of credit for borrowing up to $320,000. This credit facility also included a provision for increasing the revolving commitment, at the lenders’ sole discretion, by up to an additional $50,000. The credit agreement was unsecured unless the Company, under certain specified circumstances, utilized the facility to redeem part or all of its outstanding Notes. Interest was charged under the credit facility at the lower of the prime rate or LIBOR plus 62.5 to 150 basis points, depending on the ratio of senior debt to EBITDA. The credit facility had a five-year term expiring in June 2011. The credit agreement contained financial covenants that imposed limits on dividend payments, required minimum equity, a maximum senior leverage ratio and a minimum fixed charge coverage ratio. In February 2009, the Company repaid $30,000 of borrowings outstanding under the credit facility and deposited $10,900 with Bank of America to support certain letters of credit that were outstanding at March 31, 2009. Subsequent to paying off the outstanding credit line in February 2009, the Company was notified by its lenders that the credit agreement had been terminated. As a result of the termination, the Company wrote off $266 of unamortized deferred financing costs associated with the revolving line of credit. At March 31, 2008, the Company had $942 in open letters of credit issued under the revolving credit line and $30,000 of cash borrowings outstanding under the facility.

The aggregate maturities of long-term debt as of March 31, 2009 were as follows:

Due in one year	$37,824
Due in two years	561
Due in three years	164
Due in four years	200,000

$238,549

The Company paid interest of $9,115, $8,758 and $7,316 for the fiscal years ended March 31, 2009, 2008 and 2007, respectively.

15.	Taxable Industrial Revenue Bonds

In December 2005, the Company entered into a financing arrangement with St. Louis County, Missouri related to expansion of its operations in St. Louis County. Up to $135,500 of industrial revenue bonds could have been issued to the Company by St. Louis County relative to capital improvements made through December 31, 2009. This agreement provides that 50% of the real and personal property taxes on up to $135,500 of capital improvements will be abated for a period of ten years subsequent to the property being placed in service. Industrial revenue bonds totaling $129,907 were outstanding at March 31, 2009. The industrial revenue bonds are issued by St. Louis County to the Company upon its payment of qualifying costs of capital improvements, which are then leased by the Company for a period ending December 1, 2019, unless earlier terminated. The Company has the option at any time to discontinue the arrangement and regain full title to the abated property. The industrial revenue bonds bear interest at 4.25% per annum and are payable as to principal and interest concurrently with payments due under the terms of the lease. The Company has classified the leased assets as property and equipment and has established a capital lease obligation equal to the outstanding principal balance

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except per share data)

of the industrial revenue bonds. Lease payments may be made by tendering an equivalent portion of the industrial revenue bonds. As the capital lease payments to St. Louis County may be satisfied by tendering industrial revenue bonds (which is the Company’s intention), the capital lease obligation, industrial revenue bonds and related interest expense and interest income, respectively, have been offset for presentation purposes in the consolidated financial statements.

16.	Commitments and Contingencies

Leases

The Company leases manufacturing, office and warehouse facilities, equipment and automobiles under operating leases expiring through fiscal year 2023. Total rent expense for the fiscal years ended March 31, 2009, 2008 and 2007 was $5,101, $4,418 and $4,364, respectively.

Facility leases with free rent periods or rent escalation clauses are expensed on a straight-line basis over the life of the lease commencing at lease inception.

Future minimum lease commitments under non-cancelable operating leases are as follows:

2010	$2,087
2011	1,643
2012	1,476
2013	969
2014	394
Thereafter	894

Contingencies

The Company is currently subject to legal proceedings and claims that have arisen in the ordinary course of business. While the Company is not presently able to determine the potential liability, if any, related to such matters, the Company believes the matters it currently faces, individually or in the aggregate, could have a material adverse effect on its financial condition or operations and liquidity.

The Company has licensed the exclusive rights to co-develop and market various generic equivalent products with other drug delivery companies. These collaboration agreements require the Company to make up-front and ongoing payments as development milestones are attained. If all milestones remaining under these agreements were reached, payments by the Company could total up to $8,095.

On January 8, 2010, the Company and Hologic entered into an amendment to the original Gestiva™ asset purchase agreement. See Note 6—“Acquisitions” for more information about the Amended Agreement.

On December 5, 2008, the Board terminated the employment agreement of Marc S. Hermelin, the Chief Executive Officer of the Company at that time, “for cause” (as that term is defined in such employment agreement). In addition, the Board removed Mr. M. Hermelin as Chairman of the Board and as the Chief Executive Officer, effective December 5, 2008. In accordance with the termination provisions of his employment agreement, the Company determined that Mr. M. Hermelin would not be entitled to any severance benefits. In addition, as a result of Mr. M. Hermelin’s termination “for cause,” the Company determined it was no longer obligated for the retirement benefits specified in the employment agreement. However, Mr. M. Hermelin informed the Company that he believed he effectively retired from his employment with the Company prior to

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except per share data)

the termination of his employment agreement on December 5, 2008 by the Board. If it is determined that Mr. M. Hermelin did effectively retire prior to December 5, 2008, the actuarially determined present value of the retirement benefits due to him would total $36,900. Mr. M. Hermelin remains a member of the Board.

Litigation and Governmental Inquiries

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except per share data)

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except per share data)

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except per share data)

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

Stiefel Laboratories, Inc. (“Stiefel”) filed a patent infringement case against the Company on May 28, 2009 in the U.S. District Court for the District of Delaware styled Stiefel Laboratories, Inc. v. KV Pharmaceutical Company. The suit arose from the Company’s submission of a first to file Paragraph IV ANDA seeking permission to market a generic version of Duac® (clindamycin, 1% benzoyl peroxide, 5%) gel indicated for the topical treatment of mild to moderate acne vulgaris. Stiefel filed suit for patent infringement under the provisions of the Hatch-Waxman Act with respect to its U.S. Patent No. 5,466,446 (the “446 Patent”). On September 21, 2009, the Company entered into a sale agreement with Perrigo Company to sell the rights to the ANDA. (See Note 26—“Subsequent Events” for more information.) Pursuant to the sale agreement, Perrigo Company assumed the Company’s obligations under this litigation. On October 15, 2009, a stipulated dismissal with prejudice was submitted by the parties and entered by the Court.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except per share data)

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except per share data)

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except per share data)

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

On February 27, 2009, by letter, the Company was notified by the U.S. Department of Labor that it was conducting an investigation of the Company’s Fifth Restated Profit Sharing Plan and Trust, to determine whether such plan is conforming with the provisions of Title I of the Employee Retirement Income Security Act (ERISA) or any regulations or orders thereunder. The Company cooperated with the Department of Labor in its investigation and on August 27, 2009, the Department of Labor notified the Company it had completed a limited review and no further review was contemplated at this time.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except per share data)

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

On February 25, 2009, the Company initiated a legal action against Citigroup Global Markets Inc. (“CGMI”) in connection with $72,200 in outstanding principal amount of certain ARS, which the Company acquired through CGMI, in the U.S. District Court for the Eastern District of Missouri styled K-V Pharmaceutical Company v. Citigroup Global Markets Inc. On January 21, 2010, the Company and CGMI entered into a Purchase and Release Agreement, pursuant to which CGMI agreed to purchase the Company’s remaining ARS for an aggregate purchase price of approximately $61,707. The Company also received a two-year option (which expires on January 21, 2012) to reacquire the ARS (in whole or on a class-by-class basis) for the prices at which they were sold, as well as the right to receive further payments in the event any ARS are redeemed prior to the expiration of the option. The Company agreed to release CGMI from any liability or claim arising from the Company’s investment in ARS sold by CGMI, and the Company and CGMI agreed to take all necessary steps to dismiss with prejudice all claims asserted by the Company against CGMI regarding the ARS, including the legal action referred to above. (See Note 26—“Subsequent Events” for more information regarding the settlement agreement and the proceeds received in connection therewith.)

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

The Company and/or ETHEX are named defendants in at least 30 pending product liability lawsuits that relate to the voluntary product recalls initiated by the Company in late 2008 and early 2009 (see Note 13—“Accrued Liabilities”). The plaintiffs in these lawsuits allege damages as a result of the ingestion of purportedly oversized tablets allegedly distributed in 2007 and 2008. The lawsuits are pending in federal and state courts in

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except per share data)

various jurisdictions. Of the 30 pending lawsuits, the plaintiffs in 2 lawsuits allege economic harm, the plaintiffs in 15 lawsuits allege that a death occurred, and the plaintiffs in the remaining lawsuits allege non-fatal physical injuries. Plaintiffs’ allegations of liability are based on various theories of recovery, including, but not limited to strict liability, negligence, various breaches of warranty, misbranding, fraud and other common law and/or statutory claims. Plaintiffs seek substantial compensatory and punitive damages. Three of the lawsuits are putative class actions, one of the lawsuits is on behalf of 22 claimants, and the remaining lawsuits are individual lawsuits. The Company believes that these lawsuits are without merit and is vigorously defending against them, except where, in its judgment, settlement is appropriate. In addition to the 30 pending lawsuits, there are at least 208 pending pre-litigation claims (at least 26 of which involve a death) that may or may not eventually become lawsuits. The Company has also resolved a significant number of related product liability lawsuits and pre-litigation claims. In addition to self insurance, the Company possesses third party product liability insurance, which the Company believes is applicable to the pending lawsuits and claims.

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

The Company has employment agreements with certain officers and key employees which extend for one to five years. These agreements provide for base levels of compensation and, in certain instances, also provide for incentive bonuses and separation benefits. Also, the agreement with the former Chief Executive Officer (“former CEO”) contained provisions for partial salary continuation under certain conditions, contingent upon noncompete restrictions and providing consulting services to the Company as specified in the agreement. In addition, the former CEO’s employment agreement provided for retirement compensation to be paid in the form of a single annuity equal to 30% of the former CEO’s final average compensation payable each year beginning at retirement and continuing for the longer of ten years or the life of the former CEO. In accordance with this agreement, the Company recognized retirement expense up to the time the former CEO was terminated (discussed below) of $1,752, $2,232 and $877 for the fiscal years ended March 31, 2009, 2008 and 2007, respectively.

On December 5, 2008, the Board, acting upon the recommendation of the Audit Committee as a result of the investigation described above, terminated the employment agreement of the former CEO “for cause” (as that term is defined in such employment agreement). In addition, the Board removed the former CEO as Chairman of

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except per share data)

the Board and as the Chief Executive Officer, effective December 5, 2008. The former CEO remains a member of the Board. Due to the termination of his employment agreement “for cause,” Mr. M. Hermelin is not entitled to any severance benefits. In addition, as a result of the former CEO’s termination “for cause,” the Company also determined it was no longer obligated for the retirement benefits specified in the employment agreement and, accordingly, reversed the previously recorded accrual which reduced selling and administrative expense by $10,303 for the fiscal year ended March 31, 2009 (see Note 16—“Commitments and Contingencies”). The former CEO has informed the Company, however, that he believes he effectively retired from his employment with the Company prior to the termination of his employment agreement on December 5, 2008 by the Board.

18.	Income Taxes

The income tax provisions (benefit) for the fiscal years ended March 31, 2009, 2008 and 2007, are based on estimated federal and state taxable income (loss) using the applicable statutory rates. The current and deferred federal and state income tax provisions (benefit), excluding income taxes related to the cumulative effect of a change in accounting, for the fiscal years ended March 31, 2009, 2008 and 2007 were as follows:

	2009	2008	2007
Provision/(Benefit)
Current:
Federal	$(107,984)	$43,398	$22,646
State	(7,086)	3,314	1,842

	(115,070)	46,712	24,488

Deferred:
Federal	$(12,049)	$(4,706)	$7,955
State	(927)	(360)	624

	(12,976)	(5,066)	8,579

	$(128,046)	$41,646	$33,067
Valuation allowance	82,449	—	—

Tax Provision/(Benefit)	$(45,597)	$41,646	$33,067

The reasons for the differences between the provision for income taxes and the expected federal income taxes at the U.S. statutory rate are as follows:

	2009	2008	2007
Expected income tax expense (benefit)	$(125,747)	$44,573	$31,332
State income taxes, net of federal income tax benefit	(5,592)	1,920	1,603
Business credits	(3,765)	(1,213)	(945)
Domestic manufacturer deduction adjustment for loss carry back	3,688	—	—
Domestic manufacturer deduction	—	(2,961)	(741)
Adjustment to unrecognized tax benefits	(6,727)	(2,464)	1,910
Non deductible expenses related to plea agreement	8,366	—	—
Other	1,731	1,791	(92)

	$(128,046)	$41,646	$33,067
Valuation allowance	82,449	—	—

Provision for income tax expense (benefit)	$(45,597)	$41,646	$33,067

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except per share data)

As of March 31, 2009 and 2008, the tax effect of temporary differences between the tax basis of assets and liabilities and their financial reporting amounts were as follows:

	2009		2008
	Current	Non-Current	Current	Non-Current
Gross Deferred Tax Assets:
Revenue related accrued liabilities	33,237	—	17,269	—
Vacation liability	1,494	—	426	—
Accrued compensation	2,136	—	1,612	—
Deferred compensation	—	—	—	3,138
Intangible assets	—	5,811	—	6,081
Translation adjustment	—	585	—	—
Stock-based compensation	1,868	—	2,514	—
Payroll tax liability	481	—	3,227	—
Litigation and governmental inquiries liability	5,934	3,766	—	—
Auction rate securities	—	3,348	—	—
Impairment on property and equipment	—	902	—	—
Operating losses	—	36,175	—	—
Credit carry forwards	—	9,311	—	—
Other	710	1,578	630	2,802

	$45,860	$61,476	$25,678	$12,021

Gross Deferred Tax Liabilities:
Property and equipment basis differences	$—	$(21,171)	$—	$(14,653)
Intangible assets	—	(1,120)	—	(3,961)
Convertible notes interest	—	(38,962)	—	(30,168)
Inventories	(1,171)	—	(1,556)	—
Prepaid insurance	(620)	—	—	—
Other	—	(805)	—	(361)

	(1,791)	(62,058)	(1,556)	(49,143)
Valuation allowance	(35,227)	(47,222)	—	—

Net deferred tax asset (liability)	$8,842	$(47,804)	$24,122	$(37,122)

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers all significant available positive and negative evidence, including the existence of losses in recent years, the timing of deferred tax liability reversals, projected future taxable income, taxable income in carry back years, and tax planning strategies to assess the need for a valuation allowance. Based upon the level of current taxable loss, projections for future taxable income over the periods in which the temporary differences are deductible, the taxable income in available carry back years and tax planning strategies, management believes it is not more likely than not the Company will realize the benefits of these deductible differences. The operating loss for the year ended March 31, 2009 exceeded the cumulative income from the prior two years. The available carry back of this operating loss will not be fully absorbed, which will result in an operating loss carry forward. As such, the Company established valuation allowances of $82,449 that were charged to income tax expense in the year ended March 31, 2009.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except per share data)

The Company incurred a net operating loss during the fiscal year ended March 31, 2009. An Application for Tentative Refund was filed with the Internal Revenue Service subsequent to its tax year ended March 31, 2009 in order to carry back a portion of its net operating loss generated during the year. The carry back period applicable at March 31, 2009 was two years. The filing of this refund claim produced a tax refund of $61,534, which was received in May, 2009. The Company also filed state carry back claims pursuant to which it received $3,388. The Company has Federal loss carry forwards of $93,000 and state loss carry forwards of $139,000 at March 31, 2009. The Company also has tax credit carry forwards for alternative minimum tax, research credit, and foreign tax credit of $9,311. The loss carry forwards begin to expire in the year 2029. The alternative minimum tax credits have no expiration date. The research credit and foreign tax credit begin to expire in the year 2029 and 2019, respectively.

The Company paid income taxes of $8,288, $49,862, and $22,134 during the fiscal years ended March 31, 2009, 2008 and 2007, respectively.

At March 31, 2009, the Company had $5,194 of gross unrecognized tax benefits, of which $5,194 represents the amount of unrecognized tax benefits that, if recognized, would favorably affect the effective income tax rate in future periods.

A reconciliation of the unrecognized tax benefits at the beginning and end of the period is as follows:

Balance of unrecognized tax benefits at April 1, 2008	$11,657
Increase/(decrease) in unrecognized tax benefits resulting from tax positions taken during current period	419
Increase/(decrease) in unrecognized tax benefits resulting from tax positions taken in prior periods	—
Reduction to unrecognized tax benefits as a result of settlement with taxing authorities	(5,376)
Reduction to unrecognized tax benefits as a result of the lapse of the applicable statute of limitations	(1,506)
Balance of unrecognized tax benefits at March 31, 2009	$5,194

The Company recognizes interest and penalties associated with uncertain tax positions as a component of income tax expense. At April 1, 2008, the Company had accrued $2,310 for interest and penalties. Through March 31, 2009, the Company accrued an additional $949 of interest and penalties and released $2,009 of interest and penalties as a result of settlements and the expiration of the statute of limitations. As of March 31, 2009, the accrual for interest and penalties was $1,250.

It is anticipated the Company will recognize approximately $568 of unrecognized tax benefits within the next 12 months as a result of the expected expiration of the relevant statute of limitations.

The Company is subject to taxation in the U.S. and various states and is subject to examination by those authorities. The Company’s federal statute of limitations has expired for fiscal years prior to 2006 and the relevant state statutes vary. The Company concluded its employment tax and income tax audit by the IRS during the fiscal year ended March 31, 2009. The employment tax examination resulted in the payment of withholding taxes related to stock option income for the affected employees and the release of tax reserves determined to be no longer necessary. The Company had two state examinations in progress at March 31, 2009.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except per share data)

evaluations can involve a series of complex judgments about future events and can rely heavily on estimates and assumptions. The recorded tax liabilities are based on estimates and assumptions that have been deemed reasonable by management. However, if the Company’s estimates are not representative of actual outcomes, recorded tax liabilities could be materially impacted.

On November 6, 2009, President Obama signed into law H.R. 3548, the Worker, Homeownership, and Business Assistance Act of 2009. This new law provides an optional longer net operating loss carry back period and allows most taxpayers the ability to elect a carry back period of three, four or five years (the net operating loss carry back period was previously limited to two years). This election can only be made for one year for net operating losses incurred for a tax year ending after December 31, 2007 and beginning before January 1, 2010. The Company has elected to apply this extended carry back period to its tax year ended March 31, 2009. The Company elected a carry back period of five years. The Company filed an Application for Tentative Refund with the Internal Revenue Service for this additional carry back period and subsequently received a refund in the amount of $23,754 in February, 2010. The impact of this new law will be recorded in the period the new law was enacted.

19.	Stock-Based Compensation

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

The Company estimates the fair value of stock options granted using the Black-Scholes option pricing model (the “Option Model”). The Option Model requires the use of subjective and complex assumptions, including the option’s expected term and the estimated future price volatility of the underlying stock, which determine the fair value of the share-based awards. The Company’s estimate of expected term was determined based on the average period of time that options granted are expected to be outstanding considering current vesting schedules and the historical exercise patterns of existing option plans and the two-year forfeiture period (described below). The expected volatility assumption used in the Option Model is based on historical volatility over a period commensurate with the expected term of the related options. The risk-free interest rate used in the Option Model is based on the yield of U.S. Treasuries with a maturity closest to the expected term of the Company’s stock options.

The Company’s stock option agreements for options granted prior to January 2009 include a post-exercise service condition which provides that exercised options are to be held by the Company for a two-year period during which time the shares cannot be sold by the employee. If the employee’s employment is terminated voluntarily or involuntarily (other than by retirement, death or disability) during the two-year period, these stock option agreements provide the Company with the option of repurchasing the shares at the lower of the exercise price or the fair market value of the stock on the date of termination. This repurchase option is considered a forfeiture provision and the two-year period is included in determining the requisite service period over which stock-based compensation expense is recognized. The requisite service period initially is equal to the expected term (as discussed above) and is revised when an option exercise occurs.

If stock options with the two-year post-exercise service condition expire unexercised or an employee terminates employment after options become exercisable, no compensation expense associated with the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except per share data)

exercisable, but unexercised, options is reversed. In those instances where an employee terminates employment before options become exercisable or the Company repurchases the shares during the two-year forfeiture period, compensation expense for these options is reversed as a forfeiture.

When an employee exercises stock options with the two-year post exercise service condition, the exercise proceeds received by the Company are recorded as a deposit and classified as a current liability for the two-year forfeiture period. The shares issuable upon exercise of these options are accounted for as issued when the two-year forfeiture period lapses. Until the two-year forfeiture requirement is met, the underlying shares are not considered outstanding and are not included in calculating basic earnings per share.

During fiscal year 2009 (commencing in January 2009), the Company granted stock options that vest over three years. In addition, these options were granted without a two-year post-exercise service condition. Similar to previous grants, these options have an exercise price of not less than 100% of the market value of the common stock on the date of grant and the contractual life of each option is ten years. The Company’s estimate of the expected term for these options was calculated using the Company’s historical exercise patterns of previously issued options, adjusted to exclude the impact of the two-year forfeiture period.

In accordance with the provisions of SFAS 123R, share-based compensation expense recognized during a period is based on the value of the portion of share-based awards that are expected to vest with employees. Accordingly, the recognition of share-based compensation expense beginning April 1, 2006 has been reduced for estimated future forfeitures. SFAS 123R requires forfeitures to be estimated at the time of grant with adjustments recorded in subsequent period compensation expense if actual forfeitures differ from those estimates. Prior to adoption, the Company accounted for forfeitures as they occurred for the disclosure of pro forma information presented in the Notes to the Consolidated Financial Statements for prior periods. Upon adoption of SFAS 123R on April 1, 2006, the Company recognized the cumulative effect of a change in accounting principle to reflect the effect of estimated forfeitures related to outstanding awards that are not expected to vest as of the adoption date. For the fiscal year ended March 31, 2007, the cumulative adjustment increased net income by $1,976, net of tax, and increased diluted earnings per share for Class A and Class B shares by $0.04 and $0.03, respectively.

For the fiscal years ended March 31, 2009, 2008 and 2007, the Company recognized stock-based compensation expense of $3,506, $5,843 and $4,047, respectively, and related tax benefits of $566, $1,288 and $1,119, respectively. Stock-based compensation for the fiscal year ended March 31, 2009 was reduced by $1,437 for unvested stock-based compensation expense previously recognized for options granted to employees terminated in the February 2009 workforce reduction.

There was no stock-based employee compensation cost capitalized as of March 31, 2009 or 2008. Cash received as deposits for option exercises was $746, $1,514, and $4,264 for 2009, 2008 and 2007, respectively. The actual tax benefit realized for the tax deductions from option exercises (at expiration of two-year forfeiture period) was $1,468 and $904 for the fiscal years ended March 31, 2008 and 2007, respectively. There was no actual tax benefit realized for tax deductions from option exercises for the fiscal year ended March 31, 2009, based on the operating loss reported.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except per share data)

The following weighted average assumptions were used for stock options granted during the fiscal years ended March 31, 2009, 2008 and 2007:

	Years ended March 31,
	2009	2008	2007
Dividend yield	None	None	None
Expected volatility	73%	42%	45%
Risk-free interest rate	1.96%	4.53%	4.93%
Expected term	6.6 years	9.0 years	8.9 years
Weighted average fair value per share at grant date	$2.13	$15.40	$12.98

A summary of the changes in the Company’s stock option plan for the fiscal years ended March 31, 2009, 2008 and 2007 consisted of the following:

		Weighted Average
	Shares	Exercise Price	Remaining Expected Term	Aggregate Intrinsic Value
Balance, March 31, 2006	3,926	$14.71
Options granted	555	21.64
Options exercised	(360)	8.80		$5,631
Options canceled	(455)	16.62

Balance, March 31, 2007	3,666	16.11
Options granted	944	27.02
Options exercised	(184)	5.19		3,644
Options canceled	(493)	19.28

Balance, March 31, 2008	3,933	18.84
Options granted	2,318	6.20
Options exercised	(356)	7.19		—
Options canceled	(1,603)	18.90

Balance, March 31, 2009	4,292	$12.49	7.7	$—

Expected to vest at March 31, 2009	3,180	$12.49	7.7	$—
Options exercisable at March 31, 2009 (excluding shares in the two-year forfeiture period)	819	$18.30	5.0	$—

As of March 31, 2009, the Company had $32,057 of total unrecognized compensation expense related to stock option grants, which will be recognized over the remaining weighted average period of 4.1 years.

20.	Employee Benefits

Profit Sharing Plan

The Company has a qualified trustee profit sharing plan (the “Plan”) covering substantially all non-union employees. The Company’s annual contribution to the Plan, as determined by the Board of Directors, is discretionary and was $500 and $500 for the fiscal years ended March 31, 2008 and 2007, respectively. At the discretion of senior management, it was determined that the Company would not make a contribution to the Plan for the fiscal year ended March 31, 2009. The Plan includes features as described under Section 401(k) of the Internal Revenue Code.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except per share data)

The Company’s contributions to the 401(k) investment funds are 50% of the first 7% of the salary contributed by each participant. Contributions of $2,653, $2,477 and $2,227 were made to the 401(k) investment funds for the fiscal years ended March 31, 2009, 2008 and 2007, respectively.

Pension Plans

Contributions were made to a multi-employer defined benefit plan administered by Teamsters Negotiated Pension Plan for certain union employees. Amounts charged to pension expense and contributed to this plan were $170 and $197 for the fiscal years ended March 31, 2008 and 2007, respectively. In the event of a withdrawal from the multi-employer pension plan, the Company was to incur an obligation to the plan for the portion of the unfunded benefit obligation applicable to its employees covered by the plan.

In January 2008, 133 employees represented by the Teamsters Union voted to decertify union representation effective February 7, 2008. As a result of the decertification, the Company recorded in fiscal year 2008 a withdrawal liability of $923 for the portion of the unfunded benefit obligation associated with the multi-employer pension plan administered by the union applicable to its employees covered by the plan. The liability was paid in full in fiscal year 2009.

Health and Medical Insurance Plan

The Company contributes to health and medical insurance programs for its non-union and union employees. For non-union employees, the Company self-insures the first $150,000 of each employee’s covered medical claims. In fiscal year 2005, the Company established a Voluntary Employees’ Beneficiary Association (“VEBA”) for its non-union employees to fund payments made by the Company for covered medical claims. As a result of funding this plan, the Company’s liability for claims incurred but not reported was reduced by $10 and $797 at March 31, 2009 and 2008, respectively. For union employees, the Company participated in a fully funded insurance plan sponsored by the union. The Company’s participation in the union plan ended as a result of the decertification of union representation effective February 7, 2008. Total health and medical insurance expense for the two plans was $13,375 and $11,635 for the fiscal years ended March 31, 2008 and 2007, respectively. Total health and medical insurance expense for the non-union program was $16,501 for the fiscal year ended March 31, 2009.

21.	Related Party Transactions

The Company currently leases certain real property from an affiliated partnership of the former Chairman and CEO of the Company. Lease payments made for this property for the fiscal years ended March 31, 2009, 2008 and 2007 totaled $316, $303 and $296, respectively.

22.	Equity Transactions

As of March 31, 2009 and 2008, the Company had 40,000 shares of 7% Cumulative Convertible Preferred Stock (par value $.01 per share) outstanding at a stated value of $25 per share. The preferred stock is non-voting with dividends payable quarterly. The preferred stock is redeemable by the Company at its stated value. Each share of preferred stock is convertible into Class A Common Stock at a conversion price of $2.96 per share. The preferred stock has a liquidation preference of $25 per share plus all accrued but unpaid dividends prior to any liquidation distributions to holders of Class A or Class B Common Stock. No dividends may be paid on Class A or Class B Common Stock unless all dividends on the Cumulative Convertible Preferred Stock have been declared and paid. There were no undeclared and accrued cumulative preferred dividends at March 31, 2009 and

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except per share data)

2008. Also, under the terms of its credit agreement (which was terminated in February 2009, as described in Note 14—“Long-Term Debt”), the Company was prohibited from paying cash dividends in excess of 25% of the prior fiscal year’s consolidated net income.

The Company has reserved 750,000 shares of Class A Common Stock for issuance under KV’s 2002 Consultants Plan. These shares may be issued from time to time in consideration for consulting and other services provided to the Company by independent consultants. Since inception of this plan, the Company has issued 47,732 Class A shares as payment for certain milestones under product development agreements.

Holders of Class A Common Stock are entitled to receive dividends per share equal to 120% of the dividends per share paid on the Class B Common Stock and have one-twentieth vote per share in the election of directors and on other matters.

In accordance with the investigation of the Company’s stock option grant practices by the Option Special Committee (as described in Note 16—“Commitments and Contingencies”), a remediation plan was developed by the Option Special Committee that recommended reimbursement of $1,401 by the Company’s former CEO. The recommended reimbursement was made by the former CEO in November 2007 by delivery to the Company of 45,531 shares of Class A Common Stock.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except per share data)

23.	Earnings (Loss) Per Share

The following table sets forth the computation of basic earnings (loss) per share:

	2009		2008		2007
	Class A	Class B	Class A	Class B	Class A	Class B
Basic earnings (loss) per share:
Numerator:
Allocation of undistributed earnings (loss) from continuing operations before cumulative effect of change in accounting principle	$(241,180)	$(77,484)	$64,794	$17,729	$42,622	$11,954
Allocation of undistributed earnings from discontinued operations before cumulative effect of change in accounting principle	3,759	1,208	3,019	826	1,513	424
Allocation of cumulative effect of change in accounting principle	—	—	—	—	1,543	433

Allocation of undistributed earnings (loss)	$(237,421)	$(76,276)	$67,813	$18,555	$45,678	$12,811

Denominator:
Weighted average shares outstanding	37,794	12,140	37,582	12,299	37,180	12,455
Less—weighted average unvested common shares subject to repurchase	(187)	(58)	(432)	(101)	(367)	(65)

Number of shares used in per share computations	37,607	12,082	37,150	12,198	36,813	12,390

Basic earnings (loss) per share from continuing operations before cumulative effect of change in accounting principle	$(6.41)	$(6.41)	$1.75	$1.45	$1.16	$0.96
Basic earnings (loss) per share from discontinued operations before cumulative effect of change in accounting principle	0.10	0.10	0.08	0.07	0.04	0.03
Per share effect of cumulative effect of change in accounting principle	—	—	—	—	0.04	0.04

Basic earnings (loss) per share	$(6.31)	$(6.31)	$1.83	$1.52	$1.24	$1.03

Diluted earnings (loss) per share:
Numerator:
Allocation of undistributed earnings (loss) from continuing operations before cumulative effect of change in accounting principle	$(241,180)	$(77,484)	$64,794	$17,729	$42,622	$11,954
Reallocation of undistributed earnings (loss) from continuing operations as a result of conversion of Class B to Class A shares	(77,484)	—	17,729	—	11,954	—
Reallocation of undistributed earnings from continuing operations to Class B shares	—	—	—	(2,134)	—	(1,243)
Add—preferred stock dividends	—	—	70	—	70	—
Add—interest expense convertible notes	—	—	4,414	—	3,883	—

Allocation of undistributed earnings (loss) from continuing operations for diluted computation before cumulative effect of change in accounting principle	(318,664)	(77,484)	87,007	15,595	58,529	10,711
Allocation of undistributed earnings from discontinued operations before cumulative effect of a change in accounting principle	3,759	1,208	3,019	826	1,513	424
Reallocation of undistributed earnings from discontinued operations as a result of conversion of Class B to Class A shares	1,208	—	826	—	424	—
Reallocation of undistributed earnings from discontinued operations to Class B shares	—	—	—	(137)	—	(70)

Allocation of undistributed earnings from discontinued operations for diluted computation before cumulative effect of change in accounting principle	4,967	1,208	3,845	689	1,937	354
Allocation of cumulative effect of change in accounting principle	—	—	—	—	1,976	362

Allocation of undistributed earnings (loss)	$(313,697)	$(76,276)	$90,852	$16,284	$62,442	$11,427

Denominator:
Number of shares used in basic computation	37,607	12,082	37,150	12,198	36,813	12,390
Weighted average effect of dilutive securities:
Conversion of Class B to Class A shares	12,082	—	12,198	—	12,390	—
Employee stock options	—	—	766	83	720	99
Convertible preferred stock	—	—	338	—	338	—
Convertible notes	—	—	8,692	—	8,692	—

Number of shares used in per share computations	49,689	12,082	59,144	12,281	58,953	12,489

Diluted earnings (loss) per share from continuing operations before cumulative effect of change in accounting principle	$(6.41)	$(6.41)	$1.47	$1.27	$0.99	$0.86
Diluted earnings per share from discontinued operations before cumulative effect of change in accounting principle	0.10	0.10	0.07	0.06	0.03	0.03
Per share effect of cumulative effect of change in accounting principle	—	—	—	—	0.04	0.03

Diluted earnings (loss) per share(1)(2)	$(6.31)	$(6.31)	$1.54	$1.33	$1.06	$0.92

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except per share data)

(1)	For the fiscal year ended March 31, 2009, the conversion of employee stock options, preferred stock, and convertible notes into shares of Class A Common Stock were excluded from the computation of diluted earnings per share because their effect would have been anti-dilutive.
(2)	Excluded from the computation of diluted earnings per share were outstanding stock options whose exercise prices were greater than the average market price of the common shares for the period reported. For the fiscal years ended March 31, 2008 and 2007, excluded from the computation were options to purchase 649 and 216 of Class A and Class B common shares, respectively.

24.	Segment Reporting

The reportable operating segments of the Company are branded products (through the Company’s Ther-Rx subsidiary) and specialty generic/non-branded (through the Company’s ETHEX subsidiary). The branded products segment includes patent-protected products and certain trademarked off-patent products that the Company sells and markets as brand pharmaceutical products. The specialty generic/non-branded segment includes off-patent pharmaceutical products that are therapeutically equivalent to proprietary products. The Company sells its branded and specialty generic/non-branded products primarily to pharmaceutical wholesalers, drug distributors and chain drug stores.

In the fourth quarter of fiscal year 2009, the Company decided to market the Company’s specialty materials segment, PDI, for sale because of liquidity concerns and the Company’s expected near-term cash requirements. As a result, the Company has segregated PDI’s operating results and presented them separately as a discontinued operation for all periods presented.

In connection with the plea agreement with the Department of Justice and the exclusion of ETHEX from participation in federal healthcare programs, the Company plans to cease operations of ETHEX. However, the Company has retained the ability to manufacture (once the requirements under the consent decree have been met), market and distribute all generic products and is in possession of all intellectual property related to generic products, including all NDAs and ANDAs. (See Note 26—“Subsequent Events”.)

Accounting policies of the segments are the same as the Company’s consolidated accounting policies. Segment profits are measured based on income before taxes and are determined based on each segment’s direct revenues and expenses. The majority of research and development expense, corporate general and administrative expenses, amortization, interest expense, impairment charges, litigation expense and interest and other income are not allocated to segments, but included in the “all other” classification. Identifiable assets for the two reportable operating segments primarily include receivables, inventory, and property and equipment. For the “all other” classification, identifiable assets consist of cash and cash equivalents, certain property and equipment not included with the two reportable segments, intangible and other assets and all income tax related assets.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except per share data)

The following represents information for the Company’s reportable operating segments for fiscal years 2009, 2008 and 2007.

Year Ended March 31,	Branded Products	Specialty Generics	All Other	Eliminations	Consolidated
Net revenues
2009	$114,771	$197,175	$381	$—	$312,327
2008	212,281	364,191	1,151	—	577,623
2007	188,050	234,341	1,916	—	424,307

Segment profit (loss)
2009	(20,668)	40,930	(387,352)	—	(367,090)
2008	95,824	217,296	(190,922)	—	122,198
2007	86,994	125,823	(125,950)	—	86,867

Identifiable assets
2009	14,996	25,522	618,571	(1,758)	657,331
2008	48,823	115,163	727,619	(1,158)	890,447
2007	41,830	90,677	588,959	(1,158)	720,308

Property and equipment additions
2009	163	—	23,470	—	23,633
2008	242	—	23,917	—	24,159
2007	79	—	25,637	—	25,716

Depreciation and amortization
2009	609	256	35,011	—	35,876
2008	630	314	31,430	—	32,374
2007	593	333	22,486	—	23,412

Consolidated revenues are principally derived from customers in North America and substantially all property and equipment is located in the St. Louis, Missouri metropolitan area.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except per share data)

25.	Quarterly Financial Results (unaudited)

The following tables set forth selected unaudited consolidated quarterly financial information for the fiscal years ended March 31, 2009 and 2008. The Company is amending the June 2008 Form 10-Q to restate its consolidated balance sheet as of June 30, 2008 and the related consolidated statements of income and cash flows for the three months ended June 30, 2008. The results below for the quarter ended June 30, 2008 reflect the restated amounts. The results for all quarters in fiscal year 2008 have been adjusted to reflect the correction of immaterial errors in the Company’s prior period financial statements as described in Note 4—“Correction of Immaterial Errors in Prior Period Consolidated Financial Statements.”

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Full Year
Year Ended March 31, 2009
Net revenues	$131,060	$131,141	$27,616	$22,510	$312,327
Gross profit (loss)(b)(c)	86,401	82,250	(65,344)	(23,363)	79,944
Income (loss) from continuing operations(a)(b)(c)(d)(e)	4,177	(45,091)	(96,027)	(181,653)	(318,594)
Income from discontinued operations	1,394	1,510	944	1,119	4,967
Net income (loss)(a)(b)(c)(d)(e)	5,571	(43,581)	(95,083)	(180,534)	(313,627)
Earnings per share from continuing operations:
Basic—Class A common	0.09	(0.91)	(1.93)	(3.64)	(6.41)
Basic—Class B common	0.07	(0.91)	(1.93)	(3.64)	(6.41)
Diluted—Class A common	0.09	(0.91)	(1.93)	(3.64)	(6.41)
Diluted—Class B common	0.08	(0.91)	(1.93)	(3.64)	(6.41)
Earnings per share from discontinued operations:
Basic—Class A common	0.03	0.03	0.02	0.02	0.10
Basic—Class B common	0.03	0.03	0.02	0.02	0.10
Diluted—Class A common	0.02	0.03	0.02	0.02	0.10
Diluted—Class B common	0.02	0.03	0.02	0.02	0.10
Earnings per share:
Basic—Class A common	0.12	(0.88)	(1.91)	(3.62)	(6.31)
Basic—Class B common	0.10	(0.88)	(1.91)	(3.62)	(6.31)
Diluted—Class A common	0.11	(0.88)	(1.91)	(3.62)	(6.31)
Diluted—Class B common	0.10	(0.88)	(1.91)	(3.62)	(6.31)

(a)	Operating expenses in the second quarter of fiscal year 2009 included $49,709 of litigation expense related to actual and probable legal settlements (see Note 13—“Accrued Liabilities”).
(b)	Cost of sales in the third quarter of fiscal year 2009 included provisions for obsolete inventory of $50,633 to primarily cover inventory losses for all work-in-process and finished goods inventories the Company had on hand at November 30, 2008 (see Note 9—“Inventories”).
(c)	Cost of sales in the fourth quarter of fiscal year 2009 included provisions for obsolete inventory of $18,098 to primarily cover a write-off for certain raw materials that had no potential use in drug products to be manufactured in the future (see Note 9—“Inventories”).
(d)	Operating expenses in the fourth quarter of fiscal year 2009 included charges of $36,618 related to impairment of intangible assets, $9,805 of severance benefits and $12,332 of expense for administrative costs associated with product recalls (see Note 11—“Intangible Assets and Goodwill” and Note 13—“Accrued Liabilities”).
(e)	Income (loss) from continuing operations and net income (loss) in the fourth quarter of fiscal year 2009 included the impact of a $82,449 valuation allowance that was charged to income tax expense during the fiscal year ended March 31, 2009 for deferred tax assets that the Company determined would not be realized as tax deductions in the future.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except per share data)

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Full Year
Year Ended March 31, 2008
Net revenues	$109,840	$166,770	$154,207	$146,806	$577,623
Gross profit	72,108	123,016	110,672	96,840	402,636
Income from continuing operations	2,875	39,708	33,080	6,930	82,593
Income from discontinued operations	392	1,052	1,163	1,238	3,845
Net income	3,267	40,760	34,243	8,168	86,438
Earnings per share from continuing operations:
Basic—Class A common	0.06	0.84	0.70	0.14	1.75
Basic—Class B common	0.05	0.70	0.58	0.12	1.45
Diluted—Class A common	0.05	0.69	0.58	0.14	1.47
Diluted—Class B common	0.05	0.59	0.50	0.12	1.27
Earnings per share from discontinued operations:
Basic—Class A common	0.01	0.02	0.02	0.03	0.08
Basic—Class B common	0.01	0.02	0.02	0.02	0.07
Diluted—Class A common	0.01	0.02	0.02	0.02	0.07
Diluted—Class B common	0.01	0.02	0.02	0.02	0.06
Earnings per share:
Basic—Class A common	0.07	0.86	0.72	0.17	1.83
Basic—Class B common	0.06	0.72	0.60	0.14	1.52
Diluted—Class A common	0.06	0.71	0.60	0.16	1.54
Diluted—Class B common	0.06	0.61	0.52	0.14	1.33

26.	Subsequent Events

In September 2009, the Company sold its first-to-file Paragraph IV ANDA with the FDA for a generic equivalent version of GlaxoSmithKline’s Duac® gel to Perrigo Company. The Company was the first to file the Paragraph IV ANDA for this product with the FDA. Under the terms of the transaction, the Company received $14,000 in September 2009 from Perrigo Company at closing and will receive an additional $2,000 as a milestone payment upon the completion of a successful technical transfer.

In June 2009, the Company entered into a settlement agreement, a patent license agreement and a distribution and supply agreement with Purdue regarding three patent infringement lawsuits (see Note 16—“Commitments and Contingencies”). These agreements provided the Company certain limited, royalty bearing, rights to sell in the United States generic versions of OxyContin® extended-release tablets for a limited period of time. Subsequent to finalizing this settlement, the Company and Purdue agreed that Purdue would be responsible for manufacturing the product to be sold by the Company.

On January 8, 2010, the Company and Hologic entered into an amendment to the original Gestiva™ asset purchase agreement. See Note 6—“Acquisitions” for more information about the Amended Agreement.

On February 25, 2009, the Company initiated legal action against Citigroup Global Markets Inc. (“CGMI”), through which it acquired the ARS the Company held at that time, in the District Court for the Eastern District of Missouri. On January 21, 2010, the Company and CGMI entered into a Purchase and Release Agreement pursuant to which CGMI agreed to purchase the Company’s remaining ARS for an aggregate purchase price of approximately $61,707. The Company also received a two-year option (which expires on January 21, 2012) to

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except per share data)

reacquire the ARS (in whole or on a class-by-class basis) for the prices at which they were sold, as well as the right to receive further payments in the event any ARS are redeemed prior to the expiration of the option.

Subsequent to March 31, 2009, the Company received approximately $105,614 of tax refunds from the federal and state tax authorities as a result of amended returns, settlement of an examination and operating loss carry backs (see Note 18—“Income Taxes”). The tax law with respect to operating loss carry backs was changed in November, 2009 to allow a carry back period of up to five years. This increased carry back period allowed the Company to claim an additional refund of $23,754, which is included in the above amount.

On February 25, 2010, the Board, at the recommendation of the Special Committee, approved entering into the plea agreement with the Department of Justice. The plea agreement was executed by the parties and was entered by the U.S. District Court, Eastern District of Missouri, Eastern Division on March 2, 2010. Pursuant to the terms of the plea agreement, ETHEX pleaded guilty to two felony counts, each stemming from the failure to make and submit a field alert report to the FDA in September 2008 regarding the discovery of certain undistributed tablets that failed to meet product specifications. Sentencing pursuant to the plea agreement also took place on March 2, 2010. The Company will pay fines, restitution and forfeiture in the aggregate amount of $27,569. See Note 16—“Commitments and Contingencies” for more information regarding the plea agreement.

On March 1, 2010, the Company entered into a Settlement Agreement with Celgen Corporation and Novartis Pharmaceuticals Corporation and Novartis Pharma AG to resolve the patent infringement litigation on Ritalin LA® and Focalin XR®. The Agreement is currently under review by the Department of Justice and the Federal Trade Commission.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

K-V Pharmaceutical Company:

We have audited K-V Pharmaceutical Company’s (the Company) internal control over financial reporting as of March 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). K-V Pharmaceutical Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Material weaknesses have been identified and included in management’s assessment in the areas of entity-level controls (control awareness, personnel, identification and addressing risks, monitoring of controls, remediation of deficiencies and communication of information), financial statement preparation and review procedures (manual journal entries, account reconciliations, spreadsheets, customer and supplier agreements, stock-based compensation, Medicaid rebates and income taxes) and the application of accounting principles (inventories, property and equipment, employee compensation, reserves for sales allowances and financing transactions).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of K-V Pharmaceutical Company and subsidiaries as of March 31, 2009 and 2008, and the related consolidated statements of operations, comprehensive income (loss), shareholders’ equity, and cash flows for each of the years in the three-year period ended March 31, 2009 and the related financial statement schedule for the years then ended. These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the March 31, 2009 consolidated financial statements, and this report does not affect our report dated March 25, 2010, which expressed an unqualified opinion on those consolidated financial statements.

In our opinion, because of the effect of the aforementioned material weaknesses on the achievement of the objectives of the control criteria, K-V Pharmaceutical Company has not maintained effective internal control over financial reporting as of March 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

(signed) KPMG LLP

St. Louis, Missouri

March 25, 2010

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

(a)	Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Our management, including our Interim Chief Executive Officer and our Interim Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting as of March 31, 2009. In making this assessment, our management used the criteria established in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

Internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP and includes those policies and procedures that:

(1)  Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company;

(2)  Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

(3)  Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

Rule 12b-2 promulgated under the Exchange Act defines a material weakness as a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.

Based on our evaluation of internal control over financial reporting as of March 31, 2009, management has determined that the following material weaknesses existed in our internal control over financial reporting.

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

These deficiencies resulted in material errors related to net revenues, research and development expense, selling and administrative expense, accounts receivable, inventory, property and equipment, accrued liabilities, income taxes, and additional paid-in capital in our interim financial statements for fiscal year 2009. As a result, the interim financial statements for the first quarter of fiscal year 2009 were restated and the interim financial statements for the second and third quarters of fiscal year 2009 and the year-end financial statements for fiscal year 2009 were adjusted prior to their issuance. These deficiencies also resulted in a reasonable possibility that a material misstatement of our annual consolidated financial statements will not be prevented or detected on a timely basis.

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

These deficiencies resulted in material errors related to net revenues, research and development expense, selling and administrative expense, accounts receivable, inventory, property and equipment, and accrued liabilities in our interim financial statements for fiscal year 2009. As a result, the interim financial statements for the first quarter of fiscal year 2009 were restated and the interim financial statements for the second and third quarters of fiscal year 2009 and the year-end financial statements for fiscal year 2009 were adjusted prior to their issuance. These deficiencies also resulted in a reasonable possibility that a material misstatement of our annual consolidated financial statements will not be prevented or detected on a timely basis.

As a result of the material weaknesses described above, management has concluded that we did not maintain effective internal control over financial reporting as of March 31, 2009 based on the criteria established in COSO’s Internal Control—Integrated Framework.

KPMG LLP, our independent registered public accounting firm, who audited our consolidated financial statements included in this Annual Report on Form 10-K has issued their opinion on the effectiveness of our internal control over financial reporting as of March 31, 2009. This report appears on page 168 of this Annual Report on Form 10-K.

(b)	Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act) during the quarter ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

During the fourth quarter of fiscal year 2009 and continuing after March 31, 2009, we began taking action, including designing and implementing controls, in order to remediate the material weaknesses described above in “—(a) Management’s Report on Internal Control Over Financial Reporting.” We will continue our remediation efforts, including testing of operating effectiveness of new controls, as described below in “—(d) Remediation Activities,” during the fiscal year ending March 31, 2010, and we plan to provide an update on the status of our remediation activities on a quarterly basis.

(c)	Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Interim Chief Executive Officer and our Interim Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures, as such terms are defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act, as of March 31, 2009, the end of the period covered by this Annual Report on Form 10-K.

Disclosure controls and procedures are controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act, such as this Annual Report on Form 10-K, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls are also designed to ensure that such information is accumulated and communicated to our management, including the Interim Chief Executive Officer and Interim Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

As a result of the material weaknesses in our internal control over financial reporting described above, our management, including our Interim Chief Executive Officer and our Interim Chief Financial Officer, concluded that our disclosure controls and procedures were not effective as of March 31, 2009.

(d)	Remediation Activities

During the fourth quarter of fiscal year 2009 and continuing after March 31, 2009, we began taking action, including designing and implementing controls, in order to remediate the material weaknesses described above in “—(a) Management’s Report on Internal Control Over Financial Reporting.” We will continue our remediation efforts described below, including testing of operating effectiveness of new controls, during the fiscal year ending March 31, 2010, and we plan to provide an update on the status of our remediation activities on a quarterly basis. While unremediated, these material weaknesses have the potential to result in our failure to prevent or detect material misstatements in our annual or interim consolidated financial statements.

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

The investigation focused on, among other areas, FDA and other healthcare regulatory and compliance matters, financial analysis and reporting, employment and labor issues, and corporate governance and oversight. See Item 1—“Business—(b) Significant Recent Developments” for more information on the Audit Committee investigation. As a result of its findings from the investigation, the Audit Committee, with the assistance of its legal counsel, including FDA regulatory counsel with respect to FDA matters, and other advisors, prepared and approved the Remedial Framework. The Board, either directly or through the Special Committee, has reviewed and approved the Remedial Framework. Some of the measures included in the Remedial Framework are intended to remediate certain material weaknesses and are listed below.

The following actions have been taken or are expected to be taken to remediate one or more of the material weaknesses listed above:

1.	Expand the membership of our disclosure committee to include executives with responsibilities over our operating divisions and regulatory affairs; and reviewing, revising and updating existing corporate governance policies and procedures.

2.	Reorganize and relocate our legal department adjacent to the Interim Chief Executive Officer’s office to facilitate greater access to the legal department and more extensive involvement of the legal department in corporate governance and compliance matters.

3.	Adopt measures to strengthen and enhance compliance with FDA regulations and related regulatory compliance, including:

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

(e)	Management’s Conclusions on the Remediation Plan

Management believes the remediation measures described above will strengthen our internal control over financial reporting and remediate the material weaknesses we have identified. However, we have not yet implemented all of these measures, including the testing of operating effectiveness of those measures that have been implemented to date. We are committed to continuing to improve our internal control processes and will continue to diligently review our financial controls and procedures. However, any control system, regardless of how well designed, operated and evaluated, can provide only reasonable, not absolute, assurance that the control objective will be met. As we continue to evaluate and work to improve our internal control over financial reporting, we may take additional measures to address control deficiencies and/or determine not to complete certain of the remediation measures described above.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Our Certificate of Incorporation, as amended, provides for the election of the entire Board of Directors at each annual meeting. Directors are elected for one-year terms or until their successors are duly elected and qualified. The terms of the current directors expire at the 2009 Annual Meeting of Stockholders. Our By-Laws specify that the number of directors shall be determined by the Board from time to time. Our By-Laws also provide that an increase in the number of directors to a number which is in excess of eight requires unanimous approval by the Board. The Board currently has set the number of directors at eight. There are currently eight directors and no vacancies on the Board. Due to delays in our SEC filings, we have not yet held our 2009 Annual Meeting of Stockholders.

The following table lists, for each of the directors, each such person’s principal occupation for at least the past five years, each person’s present position with our company, the year in which each was first elected as a director (each serving continuously since first elected or appointed), each person’s age (as of January 31, 2010) and each person’s directorships with other companies whose securities are registered with the SEC.

Name	Age	Service as a Director Since	Occupation, Position with Company; Other Directorships
Jean M. Bellin	59	2003	President of Metagenics, Inc., a life sciences company that develops, manufactures and markets science-based medical foods and nutraceuticals, since September 2006; CEO of Mountain View Pharmaceuticals, Inc., a biopharmaceutical company focused on the development of long-acting therapeutic proteins, from 2004 to 2005; Vice President of Osteohealth Company and Luitpold Animal Health from 2003 to 2004; CEO and Director of New Medical Concepts from 1997 to 2001.

Kevin S. Carlie	54	2001	Member or Partner since 1984 in the Certified Public Accounting Firm of Stone Carlie & Company, LLC, and its predecessors.

Terry B. Hatfield	62	2004	Chairman of our company since December 2008; President of ZeaVision, a nutraceutical company with a focus on eye health, since 2003; Consultant for merger and acquisition transactions from 2001 to 2003.

David S. Hermelin(a)	43	2004	Vice President of Corporate Strategy and Operations Analysis of our company from 2002 to December 2008; Vice President of Corporate Planning and Administration of our company from 1995 to 2002; Manager of Strategic Planning and Administration of our company from 1993 to 1995; Manager of Business Development of our company from 1990 to 1993.

Marc S. Hermelin(b)	68	1973	Chairman of the Board from August 2006 to December 2008; Chief Executive Officer of our company from 1974 to December 2008; Vice Chairman of our company from 1974 to August 2006.

Name	Age	Service as a Director Since	Occupation, Position with Company; Other Directorships
Jonathon E. Killmer	68	2006	Chairman of Blue Plus, a Minnesota domiciled HMO, since 2006; retired in 2002 as Chief Operating Officer from Hypercom Corporation, an electronic payment products and services company; Consultant of Hypercom Corporation from 2002 to 2004.

John Sampson(c)	60	2010	Retired since January 2008; Vice President and General Manager of European Operations of YourEncore Inc. (in part-time capacity) from March 2008 to December 2008; Vice President and General Manager of the Pharmaceuticals Division of 3M from 2005 to 2007; Vice President and General Manager of the Drug Delivery Systems Division of 3M from 2001 to 2005.

Norman D. Schellenger	78	1998	Director, ProEthics Pharmaceuticals, Inc. since 2004; retired from 1997 to 2004; Vice President of Sales and Marketing of UCB Pharma from 1995 to 1996; President of Whitby Pharmaceuticals from 1992 to 1994.

(a)	David S. Hermelin is the son of Marc S. Hermelin. On October 2, 2009, the U.S. Equal Employment Opportunity Commission (the “EEOC”) sent us a Notice of Charge of Discrimination regarding a charge, dated September 23, 2009, of employment discrimination based on religion (in connection with the termination of his employment with us) filed against us by Mr. D. Hermelin. On January 29, 2010, we filed our response to the Notice of Charge of Discrimination, which stated our position that Mr. D. Hermelin’s termination had nothing to do with religious discrimination and that his claim should be dismissed.
(b)	The consent decree we entered into with the FDA on March 2, 2009 (as described above) provides that such consent decree shall not apply to Mr. M. Hermelin so long as, among other things, Mr. M. Hermelin has no role in the decision-making, management, or operation of our company that could affect our compliance with the FDCA, its implementing regulations, or the consent decree. The consent decree further provides that, in the event Mr. M. Hermelin assumes any role in the decision-making, management, or operation of our company that could affect our compliance with the FDCA, its implementing regulations, or the consent decree, then all the provisions of the consent decree immediately apply with full force and effect to Mr. M. Hermelin.
(c)	John Sampson filled the seat vacated by Ronald J. Kanterman. Mr. Sampson was appointed as a director by stockholder action by written consent and joined the Board in February 2010.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our executive officers, directors and persons who own more than 10% of a registered class of our equity securities to file periodic reports of ownership and changes in such ownership with the SEC. Such individuals are required by the rules and regulations of the SEC to furnish us with copies of all such forms they file. Based solely on a review of the copies of all forms furnished to us or written representations that no reports were required to be filed, we believe that such persons complied with all Section 16(a) filing requirements applicable to them with respect to transactions during fiscal year 2009 (which ended on March 31, 2009), except that Mr. M. Hermelin during fiscal year 2009 filed (a) one late report on Form 4 regarding a distribution of shares from a trust without consideration during fiscal year 2009 and (b) one report on Form 4 which was subsequently amended because it incorrectly reported the number of shares held indirectly through Mr. M. Hermelin’s spouse.

Audit Committee

Structure and Responsibilities

We have a standing Audit Committee of the Board consisting of Kevin S. Carlie, CPA (Chairman), Jonathon E. Killmer and Terry B. Hatfield. The Board adopted the Audit Committee’s written charter. The Board has determined that each member of the Audit Committee meets the standards of independence required by our Corporate Governance Guidelines and the NYSE, as well as the independence requirements for audit committee members under Rule 10A-3 promulgated under the Exchange Act. In addition, the Board has determined that each member is financially literate and possesses sufficient accounting or related financial management expertise within the meaning of the listing standards of the NYSE and that each of Messrs. Carlie and Killmer qualifies as an “audit committee financial expert” under the definition set forth in Item 407(d)(5) of Regulation S-K. The Audit Committee annually appoints our independent registered public accounting firm, reviews with the independent registered public accounting firm a plan and scope of the audit and audit fees, meets periodically with representatives of the independent registered public accounting firm, the internal auditors, the Board and management to monitor the adequacy of reporting, internal controls and compliance with our policies, reviews its annual and interim consolidated financial statements and performs the other functions or duties provided in the Audit Committee Charter.

Oversight of Confidential and Anonymous Employee Reporting

The Audit Committee has adopted a complaint monitoring procedure to enable confidential and anonymous reporting to the Audit Committee of concerns regarding, among other things, questionable accounting or auditing matters. A copy of the Audit Committee Policy on Employee Complaint Procedures for Accounting and Auditing Matters is available through our Internet website (http://www.kvpharmaceutical.com) and can be obtained free of charge by written request to the attention of the Secretary at the address appearing on the first page of this Annual Report on Form 10-K or by telephone at (314) 645-6600.

Standards of Business Ethics Policy

All of our directors, officers, managers and employees are required to comply with our Standards of Business Ethics Policy to ensure that our business is conducted in a legal and ethical manner. Our Standards of Business Ethics Policy covers all areas of professional conduct, including employment policies and practices, conflicts of interest and the protection of confidential information, as well as strict adherence to all laws and regulations applicable to the conduct of our business. Employees and directors are required to report any suspected violations of our Standards of Business Ethics Policy. Through the Audit Committee, we have procedures in place to receive, retain and treat complaints received regarding accounting, internal accounting control or auditing matters and to allow for the confidential and anonymous submission by employees of concerns regarding questionable accounting or auditing matters. A copy of our Standards of Business Ethics Policy is available through our Internet website (http://www.kvpharmaceutical.com) and can be obtained free of charge by written request to the attention of the Secretary at the address appearing on the first page of this Annual Report on Form 10-K or by telephone at (314) 645-6600.

We also have established a Senior Executives Code of Ethics as a supplement to the Standards of Business Ethics Policy. The Senior Executives Code of Ethics applies to the Interim Chief Executive Officer, Interim Chief Financial Officer, Chief Accounting Officer and any other officer serving in a finance, accounting, treasury, tax or investor relations role. The Senior Executives Code of Ethics requires each such officer to provide accurate and timely information related to our public disclosure requirements. A copy of our Senior Executives Code of Ethics is available through our Internet website (http://www.kvpharmaceutical.com) and can be obtained free of charge by written request to the attention of the Secretary at the address appearing on the first page of this Annual Report on Form 10-K or by telephone at (314) 645-6600.

Item 11.	Executive Compensation

Compensation of Directors

Director Compensation is designed to attract individuals who have the required background, experience and functional expertise to provide strategic direction and oversight to us. Only those directors who are not also employees of our company are compensated for their service as directors. With respect to such non-employee directors, the Compensation Committee of the Board recommends the appropriate levels of compensation to the Board, and the full Board approves the actual compensation to be paid to the non-employee directors. On January 12, 2009, the Board adopted and approved a revised compensation plan for directors for calendar year 2009 (the “2009 Plan”). On December 22, 2009, the Board adopted and approved a revised compensation plan for directors for calendar year 2010 (the “2010 Plan”). The 2010 Plan will be reviewed annually thereafter.

Director Compensation Until December 31, 2008

Basic Retainer—From January 1, 2008 until September 30, 2008, the cash compensation component for non-employee directors consisted of a base retainer of $15,000 per year and the Chairman of the Audit Committee received an additional retainer of $5,000. Effective October 1, 2008, the base retainer for non-employee directors was increased to $35,000 per year, Audit Committee members received an additional retainer of $5,000 and the Chairman of the Audit Committee received an additional retainer of $15,000.

Meeting Fees—From January 1, 2008 until September 30, 2008, non-employee directors also received $1,000 per day for in-person meetings of the Board of Directors. Fees received for telephonic meetings and committee meetings (including the Special Committee) were $500. Beginning on October 1, 2008, fees received per committee meeting (including the Special Committee), whether telephonic or attended in person, were increased to $1,600, the fee for in-person meetings of the Board of Directors was increased to $2,000 and fees for telephonic meetings were increased to $750. The total annual compensation received by the non-employee directors, therefore, was determined by the number of committee and Board meetings attended each year.

Expense Reimbursement—We also paid for the reasonable out-of-pocket expenses incurred by the non-employee directors for attendance at Board and committee meetings.

Stock Options—The stock option component of the director compensation program was designed to align the interest of the directors with those of our stockholders. As such, upon appointment as a director, each non-employee director was granted options to acquire 10,000 shares of Class A Common Stock. Subsequent grants for non-employee directors who were not members of the Compensation Committee were determined periodically by the Board, based on the recommendation of the Compensation Committee. Subsequent grants for members of the Compensation Committee were determined periodically by the Board. Such options were granted as non-qualified options under the K-V Pharmaceutical Company 2001 Incentive Stock Option Plan and generally vested ratably over five years. The shares acquired upon exercise are subject to a two-year forfeiture period, during which time they cannot be sold.

One-Time Stock Option Grant—On October 1, 2008, the Board granted each non-employee director the option to purchase 4,500 shares of our Class A Common Stock pursuant to the K-V Pharmaceutical Company 2001 Incentive Stock Option Plan at an exercise price equal to the closing price of the Class A Common Stock on the NYSE on that date. The non-incentive stock options, which have a 10 year life, vest in 25% increments on December 31, 2008, March 31, 2009, June 30, 2009, and September 30, 2009 and are exercisable upon vesting. In the event a director ceases to be a director within 12 months of a change of control, the options are exercisable immediately.

Director Compensation During Calendar Year 2009

Annual Retainers—The 2009 Plan provided that, instead of receiving a fee for each meeting, every director received an annual retainer in the amount of $116,000. The 2009 Plan also included additional annual retainers in the following amounts:

•	For the non-executive Chairman of the Board, $125,000;

•	For each member of the Audit Committee, $5,000, with an additional $15,000 for the Chairman of the Audit Committee;

•	For each of the Chairman of the Compensation Committee and the Chairman of the Nominating and Corporate Governance Committee, $5,000; and

•

For each member of the Special Committee, $55,000, with an additional $15,000 for the Chairman of the Special Committee. The annual retainer for each member of the Special Committee was reduced by fees received for service on this Special Committee prior to the adoption of the 2009 Plan.

Annual retainers were payable in equal quarterly installments. If a director attended fewer than 75% of meetings during the calendar year, the 2009 Plan provided that such director’s retainer would be reduced on a pro-rata basis and that excess amounts already received were required to be reimbursed to us. None of the directors attended fewer than 75% of meetings during the calendar year.

Meetings of Independent Directors—Independent directors received a fee in the amount of $2,000 for every meeting lasting more than one hour and $750 for every meeting lasting one hour or less. Such fees were not required to be pro-rated.

One-Time Stock Option Grant—On January 13, 2009, the Board granted each non-employee director the option to purchase 15,000 shares of our Class A Common Stock pursuant to the K-V Pharmaceutical Company 2001 Incentive Stock Option Plan at an exercise price equal to the closing price of the Class A Common Stock on the NYSE on that date. The non-incentive stock options, which have a 10 year life, vest in 25% increments on March 31, 2009, June 30, 2009, September 30, 2009 and December 31, 2009 and are exercisable upon vesting. In the event a director ceases to be a director within 12 months of a change of control, the options are exercisable immediately.

Total Director Compensation Paid During Fiscal Year 2009

The following table sets forth the annual compensation to non-employee directors for the fiscal year ended March 31, 2009:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)(1)	Total ($)
Jean M. Bellin	78,116	—	18,216	96,332
Kevin S. Carlie	165,050	—	18,520	183,570
Terry B. Hatfield	174,522	—	17,084	191,606
David S. Hermelin	33,723	—	1,318	35,041
Marc S. Hermelin	33,723	—	1,318	35,041
Jonathon E. Killmer	145,090	—	12,754	157,844
Norman D. Schellenger	87,632	—	9,936	97,568

(1)	Option awards represent the compensation expense recognized for financial statement reporting purposes for the fiscal year ended March 31, 2009 in accordance with SFAS 123(R) for stock options granted in and prior to fiscal year 2009. SFAS 123(R) requires the measurement and recognition of compensation expense, based on estimated fair values, for all share-based compensation. Fair value is based on the Black-Scholes option pricing model using the fair value of the underlying shares at the measurement date. For additional discussion of the valuation assumptions used in determining stock-based compensation and the grant date fair value for stock options, see Note 19—“Stock-Based Compensation” of the Notes to the Consolidated Financial Statements included in this Annual Report on Form 10-K.

As of March 31, 2009, the following non-employee directors had the following outstanding unexercised options:

Number of Securities Underlying Options(#)
Name	Class A Common Stock	Class B Common Stock	Option Exercise Price ($)	Option Expiration Date	Option Grant Date Fair Value ($)
Jean M. Bellin	— 2,500 4,500 15,000	2,500 — — —	17.85 19.99 22.32 2.95	9/10/2009 11/01/2010 10/01/2013 01/13/2019	26,973 30,067 52,331 24,964

Kevin S. Carlie	— 7,500 2,000 4,500 15,000	2,500 — — — —	17.85 19.70 23.70 22.32 2.95	9/10/2009 11/01/2010 10/05/2011 10/01/2013 01/13/2019	26,973 88,358 25,302 52,331 24,964

Terry B. Hatfield	— — 2,500 4,500 15,000	5,000 2,500 — — —	25.23 17.85 19.26 22.32 2.95	6/29/2009 9/10/2009 11/01/2010 10/01/2013 01/13/2019	73,283 26,973 28,524 52,331 24,964

David S. Hermelin	15,000	—	2.95	01/13/2019	24,964

Marc S. Hermelin	15,000	—	2.95	01/13/2019	24,964

Jonathon E. Killmer	— 2,500 4,500 15,000	5,000 — — —	23.80 24.72 22.32 2.95	10/05/2011 05/06/2013 10/01/2013 01/13/2019	63,522 32,954 52,331 24,964

Norman D. Schellenger	— 2,500 4,500 15,000	2,500 — — —	17.85 19.99 22.32 2.95	9/10/2009 11/01/2010 10/01/2013 01/13/2019	25,903 30,067 52,331 24,964

Director Compensation During Calendar Year 2010

Annual Retainers—The 2010 Plan provides that every director receives an annual retainer in the amount of $175,000. The 2010 Plan also includes additional annual retainers in the following amounts:

•	For the non-executive Chairman of the Board, $125,000;

•	For each member of the Audit Committee, $5,000, with an additional $15,000 for the Chairman of the Audit Committee; and

•	For each of the Chairman of the Compensation Committee and the Chairman of the Nominating and Corporate Governance Committee, $5,000.

Annual retainers are payable in advance in equal quarterly installments on the first business day of each calendar quarter. If, during any quarter, a director resigns, including due to incapacity or death, is removed without cause, or is not re-elected, any previously paid quarterly installment is deemed fully earned. If a director attends fewer than 75% of meetings during the calendar year, the 2010 Plan provides that such director’s retainer will be reduced on a pro-rata basis and that excess amounts already received are required to be reimbursed to us.

Meetings of Independent Directors and of the Special Committee—Directors receive a fee in the amount of $2,000 for every meeting lasting more than one hour and $750 for every meeting lasting one hour or less. Such fees are not required to be pro-rated.

Per-Meeting Fees—Beginning with the thirteenth Board meeting in each calendar year, each non-employee director will receive a fee in the amount of $2,000 for every Board meeting lasting more than two hours and $1,000 for every Board meeting lasting two hours or less. Beginning with the thirteenth meeting of each committee in each calendar year (other than the Special Committee), each non-employee director will receive a fee in the amount of $1,500 for every meeting of such committee lasting more than two hours and $750 for every meeting of such committee lasting two hours or less.

Compensation Discussion and Analysis

The Compensation Discussion and Analysis describes our compensation philosophy, objectives and policies for fiscal year 2009 as applicable to the seven current and former executive officers that constitute the “named executive officers:”

•

David A. Van Vliet, Interim Chief Executive Officer, who served as President and Chief Executive Officer of our subsidiary, ETHEX Corporation, prior to his appointment as Interim Chief Executive Officer on December 5, 2008;

•	Ronald J. Kanterman, former Vice President, Treasurer and Chief Financial Officer, who served in such capacities until September 2, 2009;

•

Michael S. Anderson, President and Chief Executive Officer of our subsidiary, ETHEX Corporation, who served as Vice President, Industry Presence and Development, prior to his appointment as President and Chief Executive Officer of ETHEX Corporation on December 5, 2008;

•	Gregory J. Divis, Jr., President of our subsidiary, Ther-Rx Corporation;

•	Richard H. Chibnall, former Vice President, Finance and Chief Accounting Officer, who served in such capacities until February 19, 2010;

•	Marc S. Hermelin, former Chairman of the Board and Chief Executive Officer, who served in such capacities until December 5, 2008; and

•	Gregory S. Bentley, former Senior Vice President and General Counsel, who served in such capacities until January 16, 2009.

The Compensation Discussion and Analysis summarizes the structure and rationale for each element of the named executive officers’ compensation. Each of the named executive officers entered into an employment agreement with our company prior to fiscal year 2009. (However, as described under “—Employment Arrangements with Named Executive Officers” below, Messrs. Van Vliet and Divis entered into new employment agreements with our company after the end of fiscal year 2009.) Compensation for our former Chief Executive Officer (Mr. M. Hermelin) was dictated by the terms of his employment agreement, which included, among other things, base salary and cash bonus. See “—Employment Arrangements with Named Executive Officers—Mr. M. Hermelin (Former Chief Executive Officer)” for more information. Compensation for the other named executive officers was determined as described in more detail under the caption “—Determining Individual Compensation Levels.”

In connection with the discontinuation of manufacturing and distribution of our approved products and the investigation by the FDA and related matters, as more fully described under Item 1—“Business—(b) Significant Recent Developments—Discontinuation of Manufacturing and Distribution; Product Recalls; and the FDA Consent Decree” in this Annual Report on Form 10-K, and due to the related impact on our operations and financial position, the Compensation Committee elected (1) to discontinue all Incentive Compensation Plans for fiscal year 2009, as a result of which none of the named executive officers received any annual incentive payments with respect to fiscal year 2009, (2) not to pre-establish performance goals with respect to performance-based compensation for fiscal year 2010 and (3) not to increase base salary levels for the named executive officers, and increase base salaries for salaried employees only in connection with promotions or salary adjustments, for fiscal year 2010.

As noted above, Messrs. Van Vliet and Anderson were appointed to new positions during fiscal year 2009, at which time their base salaries were increased. In addition, as described in more detail below, certain of the named executive officers are participants in retention programs that we implemented in fiscal year 2009 as a result of our desire to retain their services following the discontinuation of manufacturing and distribution of our approved products and the investigation by the FDA and related matters, as more fully described under Item 1—“Business—(b) Significant Recent Developments—Discontinuation of Manufacturing and Distribution; Product Recalls; and the FDA Consent Decree” in this Annual Report on Form 10-K, and the substantial decline in our stock price during fiscal year 2009.

Compensation Program Objectives

The objectives of our executive compensation program are to (1) recruit, retain and motivate highly qualified and experienced executives who have the necessary skills and experience to succeed, (2) provide compensation that is fair, reasonable and competitive, (3) link compensation to performance and (4) align the interests of executives with those of our stockholders.

Compensation and Benefits Philosophy

Our compensation program for fiscal year 2009 was based on the following guiding principles:

Performance—We believe the best way to accomplish alignment of compensation plans with the interest of our stockholders is to link executive pay directly to our performance.

Competitiveness—Our executive compensation and benefits program is intended to be competitive with those provided at companies in the pharmaceutical and drug delivery industries for similar talent. The benefits component of the program is designed to provide competitive levels of protection and financial security and is not based on individual performance.

Cost—Our total compensation and benefit program is designed to be cost-effective and affordable, ensuring that the interests of our stockholders are considered in determining executive pay levels. We seek to adequately fund our executive compensation program while, at the same time, ensuring that enough capital remains for reinvestment to facilitate achievement of our short-term and long-term goals.

Retention—In light of the discontinuation of manufacturing and distribution of our approved products and the investigation by the FDA and related matters, as well as the decline in our stock price, we have implemented a retention program and entered into retention agreements with certain named executive officers (as described in more detail following this section) that were intended to encourage these executive officers to remain with our company and forgo other potential employment opportunities.

Compensation Committee Process

The Compensation Committee is responsible for establishing and periodically reviewing our executive compensation philosophy and guiding principles. No less frequently than annually, the Compensation Committee evaluates its plans and policies against current and emerging competitive practices, legal and regulatory developments and corporate governance trends. The purpose of the review is to provide assurance that in light of the changing corporate environment, our executive compensation program continues to help attract and retain the talent necessary to foster a culture of compliance, strong sales growth, long-term financial performance and stockholder returns.

In December 2008, the Compensation Committee retained Frederic W. Cook & Co., Inc. to act as its compensation consultant. The compensation consultant assisted the Compensation Committee in determining the initial base salary for our Interim Chief Executive Officer, conducted an analysis of non-employee director compensation, and worked with the Compensation Committee and outside counsel on the terms of the retention agreements and employment agreements for selected employees.

To benchmark Interim Chief Executive Officer compensation, the compensation consultant reviewed the amounts and composition of compensation paid to chief executive officers of the following publicly traded pharmaceutical and drug delivery companies:

•	Angiotech Pharmaceuticals

•	APP Pharmaceuticals (acquired by Fresenius in 2008)

•	Auxilium Pharmaceuticals

•	Barr Pharmaceuticals (acquired by Teva Pharmaceuticals in 2008)

•	Biovail Corporation

•	Caraco Pharmaceutical Laboratories

•	Endo Pharmaceuticals Holdings

•	Hi-Tech Pharmacal

•	Medecis Pharmaceutical Corporation

•	Par Pharmaceutical Companies

•	Sciele Pharma (acquitted by Shionogi & Co. in 2008)

•	Valeant Pharmaceuticals

•	Watson Pharmaceuticals

At the time the review was conducted, our net revenues for the most recently completed fiscal year (the fiscal year ended March 31, 2008) approximated the median of the peer group. Based on the compensation consultant’s analysis of the market data, the Compensation Committee recommended and the Board approved an increase in Mr. Van Vliet’s annual base salary from $445,050 to $525,000 in connection with his appointment as Interim Chief Executive Officer in December 2008. Mr. Van Vliet’s increased based salary was below the 25th percentile of the peer group. The Compensation Committee also reviewed Mr. Anderson’s salary in light of the Interim Chief Executive Officer’s salary determination and Mr. Anderson’s appointment as President and Chief Executive Officer of ETHEX and, based on the Compensation Committee’s recommendation, the Compensation Committee recommended and the Board approved an increase in Mr. Anderson’s annual base salary from $357,365 to $400,000 in connection with his appointment as President and Chief Executive Officer of ETHEX in December 2008. Mr. Anderson’s salary increase was not based on a review of external market data, but rather on a review of Mr. Anderson’s pay relative to that of the Interim Chief Executive Officer, as well as on other internal equity considerations.

Components of Total Compensation

We provide two main types of compensation: (1) direct compensation (including base salary, annual cash incentives, stock options and retention awards) and (2) indirect compensation (including benefits such as insurance, 401(k) plan and perquisites).

In connection with the discontinuation of manufacturing and distribution of our approved products and the investigation by the FDA and related matters, as more fully described under Item 1—“Business—(b) Significant Recent Developments—Discontinuation of Manufacturing and Distribution; Product Recalls; and the FDA Consent Decree” in this Annual Report on Form 10-K, and due to the related impact on our operations and financial position, the Compensation Committee elected (1) to discontinue all Incentive Compensation Plans for fiscal year 2009, as a result of which none of the named executive officers received any annual incentive payments with respect to fiscal year 2009, (2) not to pre-establish performance goals with respect to performance-based compensation for fiscal year 2010 and (3) not to increase base salary levels for the named executive officers, and increase base salaries for salaried employees only in connection with promotions or salary adjustments, for fiscal year 2010.

Direct Compensation

Direct compensation for executive officers consists of the following components:

Base salary—Base salary is designed to attract and retain highly experienced executives who can manage our company to achieve our short-term and long-term strategic goals. Executive salaries are based on an individual’s overall experience, tenure with our company, level and scope of responsibility and the general and industry-specific business competitive environment.

We may grant annual base salary increases to executives who are performing at or above expectations at the beginning of each fiscal year. Among other factors, annual increases seek to achieve an appropriate competitive level to account for increases in the cost of living and similar factors and/or to address changes in the external competitive market for a given position. Following discontinuation of manufacturing and distribution of our approved products and the investigation by the FDA and related matters and due to the related impact on our operations and financial position, the Compensation Committee elected not to increase base salary levels for the named executive officers, and increase base salaries for salaried employees only in connection with promotions or salary adjustments, for fiscal year 2010. The Compensation Committee will consider implementing base salary increases in subsequent fiscal years.

Annual cash incentives—Annual cash incentives are designed to link a significant portion of an executive’s annual compensation to both our company’s and the individual’s annual performance. Annual cash incentives are based on individual performance, performance of our company and performance of the department or division under the responsibility of the executive. Although different performance factors are applied to individual executives, such factors generally include how well the individual executive and his or her area of responsibility performed against goals and objectives which were established before the fiscal year commenced, as well as how the executive promoted an environment of results, teamwork and talent development in his or her areas of responsibility.

For fiscal year 2009, we adopted an Incentive Compensation Plan for each named executive officer, other than our former Chief Executive Officer (Mr. M. Hermelin), to reward achievement of certain corporate objectives, as determined at the end of fiscal year 2009. (As set forth under “—Employment Arrangements with Named Executive Officers—Mr. M. Hermelin (Former Chief Executive Officer)” below, Mr. M. Hermelin’s employment agreement included a set of criteria pursuant to which he was eligible to receive an annual bonus.) However, following the discontinuation of manufacturing and distribution of our approved products and the investigation by the FDA and related matters and due to the related impact on our operations and financial position, we discontinued all Incentive Compensation Plans for fiscal year 2009. Consequently, none of the named executive officers received any annual incentive payments with respect to fiscal year 2009, and we did not determine the extent to which the goals set forth in the Incentive Compensation Plans were met. In addition, for the same reasons, the Compensation Committee determined not to pre-establish performance goals with respect to performance-based compensation for fiscal year 2010. As a result, our current compensation program, including decisions relating to performance-based compensation, is based on the Compensation Committee’s subjective and discretionary assessment of the overall performance of our company and individual executive officers after receiving recommendations from the Interim Chief Executive Officer with respect to his direct reports. The Compensation Committee anticipates establishing performance goals in the future.

Each Incentive Compensation Plan adopted for fiscal year 2009 is described in more detail below. Individual performance objectives target specific areas for improvement or set specific goals against key performance indicators within an executive’s area of responsibility.

Mr. Van Vliet

We adopted an initial Incentive Compensation Plan for Mr. Van Vliet which was effective from April 1, 2008 until July 31, 2008. Under the terms of his initial Incentive Compensation Plan, Mr. Van Vliet was eligible to receive an annual incentive award of up to 50% of his base salary. He was eligible to receive (1) up to 20% of his base salary for achieving performance objectives for the pharmaceutical division (which included manufacturing, material management, planning and scheduling, engineering quality assurance, quality control laboratory and distribution), (2) up to 10% of his base salary for achieving performance objectives in the areas of human resource management and corporate communications (which included staffing, investor relations, corporate communications, corporate training and development and employee and labor relations), and (3) up to 10% of his base salary for achieving performance objectives with respect to scientific affairs (which included research and development, analytical laboratory, product formulation, clinical affairs, regulatory, medical affairs, R&D quality assurance and project management). Such performance objectives consisted of the pharmaceutical division, human resources management and corporate communications and scientific affairs meeting their divisional and departmental objectives. Each of these units had numerous and detailed goals that had to be met in order to achieve their overall objectives.

In addition, Mr. Van Vliet was eligible to receive up to 10% of his base salary for (1) achieving certain average daily production targets, (2) achieving a certain level of adherence to laboratory turnaround times and (3) implementing and adhering to certain operations schedules. Average daily production targets were based on a specified number of units to be produced for 10 months of fiscal year 2009, unless lower levels were agreed to by executive management based on safety stock requirements. In evaluating the achievement of daily production targets, consideration was given to compression speeds, streamlining of batch records and turnaround times, efficiency of pharmacy operations and training of personnel. Adherence to laboratory turnaround times related to products in all areas, including raw materials, in-process, finished product, PDI and stability, with the goal of achieving 80% adherence for at least eight months and 85% adherence for two months of fiscal year 2009. Implementing and adhering to operations schedules related to specific facilities and operations, with the goal of achieving at least 90% of the scheduled plan for at least nine months of fiscal year 2009 and achieving at least 95% of the scheduled plan for at least five of such nine months.

We adopted a second Incentive Compensation Plan for Mr. Van Vliet which was effective from August 1, 2008 until March 31, 2009, pursuant to which Mr. Van Vliet was eligible to receive an annual incentive award of up to 50% of his base salary. Under the terms of his second Incentive Compensation Plan, Mr. Van Vliet was eligible to receive up to 25% of his base salary for achieving performance objectives with respect to our ETHEX subsidiary. Such performance objectives consisted of achieving corporate objectives, projects and tasks, including financial objectives in all areas of responsibility, which included the following:

•

achieving specified net revenues and gross profits with respect to certain new ETHEX products, including launching such products, executing a marketing plan for each product and maximizing product distribution and awards for each new product;

•

achieving specified net revenues and gross profits with respect to existing ETHEX products, including addressing related regulatory matters, making packaging enhancements, successfully executing detailed sales and marketing strategies and achieving a specified market share for certain products;

•	developing a comprehensive strategic plan for ETHEX, including identifying new products for development and advancing business partnerships that will result in a specified amount of combined revenues;

•	creating operating efficiencies that maximize profit contributions, including with respect to returned goods processing, certain compliance matters and forecasting; and

•	enhancing corporate team building, including conducting periodic meetings, mentoring and recognizing outstanding contributions.

Mr. Van Vliet was also eligible to receive up to 15% of his base salary if ETHEX generated a specified amount of budgeted net revenues. In addition, Mr. Van Vliet was eligible to receive up to 10% of his base salary for the development, approval and initial implementation of a comprehensive five-year business plan for

ETHEX, including an executive summary, income statement projections, strategic and tactical plans, product pipeline assessments, new business opportunities and resources requirements.

Both of Mr. Van Vliet’s Incentive Compensation Plans provided that a promotion or transfer to another position of equal or greater responsibility would result in the termination of such plans. Consequently, the Incentive Compensation Plans we adopted for Mr. Van Vliet were terminated upon his appointment as Interim Chief Executive Officer in December 2008. In addition, we did not adopt a new incentive compensation plan for Mr. Van Vliet at the time he was appointed as Interim Chief Executive Officer.

Mr. Kanterman

We adopted an Incentive Compensation Plan for Mr. Kanterman which was effective from April 1, 2008 until March 31, 2009. Under the terms of his Incentive Compensation Plan, Mr. Kanterman was eligible to receive an annual incentive award of up to 20% of his base salary. He was eligible to receive (1) up to 10% of his base salary for achieving performance objectives in the areas of finance and business technology and (2) up to 10% of his base salary for achieving performance objectives in the areas of treasury and investor relations. Performance objectives in the finance area consisted of the completion of corporate objectives, projects and tasks, and special projects, which included the following:

•	improving internal controls over financial reporting;

•	developing standard operating procedures for the budgeting process;

•	developing new approaches for determining costs related to product development;

•	reviewing internal reporting procedures;

•	providing financial training seminars to senior and mid-level managers in other departments; and

•	conducting periodic reviews of division and unit financial performance.

Performance objectives in the business technology area consisted of the completion of corporate objectives, projects and tasks, and special projects, which included the following:

•	extending existing technological capabilities with respect to certain facilities;

•	enhancing data security with respect to laptops and mobile devices;

•	conducting business continuity tests of critical systems;

•	implementing cost saving measures to achieve a specified percentage reduction of costs;

•	developing a data mining and reporting system to support the pharmaceutical division;

•	implementing a unified architecture for audio and video conferencing, fax, telephone calls, voice mail and e-mail; and

•	implementing new data storage subsystems to support business growth and disaster recovery capabilities.

Performance objectives in the area of investor relations consisted of the completion of corporate objectives, projects and tasks, and special projects, which included increasing our market capitalization by interacting with institutional investors and attending industry specific healthcare conferences and events and collaborating with the corporate growth and strategy area to assist in facilitating possible transactions.

Mr. Anderson

We adopted an Incentive Compensation Plan for Mr. Anderson which was effective from April 1, 2008 until March 31, 2009. Under the terms of his Incentive Compensation Plan, Mr. Anderson was eligible to receive an annual incentive award of up to 25% of his base salary for achieving performance objectives in the areas of corporate growth and strategy and investor relations. Such performance objectives consisted of the completion of corporate objectives, projects and tasks, and special projects assigned to Mr. Anderson in such areas, as well as consideration of (1) the relative value and benefit to us of corporate growth and strategy agreements for which Mr. Anderson was the primary driver and (2) the relative contributions and effectiveness of his efforts in promoting stockholder value.

Mr. Anderson’s Incentive Compensation Plan provided that a promotion or transfer to another position of equal or greater responsibility would result in the termination of such plan. Consequently, the Incentive Compensation Plan we adopted for Mr. Anderson terminated upon his appointment as President and Chief Executive Officer of ETHEX in December 2008. In addition, we did not adopt a new incentive compensation plan for Mr. Anderson at the time he was appointed as President and Chief Executive Officer of ETHEX.

Mr. Bentley

We adopted an Incentive Compensation Plan for Mr. Bentley which was effective from April 1, 2008 until March 31, 2009. Under the terms of his Incentive Compensation Plan, Mr. Bentley was eligible to receive an annual incentive award of up to 30% of his base salary for achieving performance objectives in all functional areas of responsibility reporting to him. Performance objectives relating to the legal department, which was the functional area of responsibility reporting to Mr. Bentley, consisted of the completion of corporate objectives, projects and tasks, and special projects assigned to Mr. Bentley, which included the following:

•	identifying legal requirements for conducting business in certain oversees countries and developing related standard contract provisions;

•	developing standardized contract terms for various types of commercial agreements with third parties;

•	reviewing and updating then-current standard form agreements;

•	establishing an intranet site for the legal department;

•	establishing a standardized promotional review board for all promotional and advertising communications pertaining to products;

•	implementing policies and procedures relating to IP matters;

•	creating periodic reports and establishing communication practices regarding company litigation; and

•	developing a revised stock option policy.

Mr. Bentley’s employment with us was terminated on January 16, 2009, and he consequently was not eligible to receive any payments pursuant to his Incentive Compensation Plan.

Mr. Chibnall

We adopted an Incentive Compensation Plan for Mr. Chibnall which was effective from April 1, 2008 until March 31, 2009. Under the terms of his Incentive Compensation Plan, Mr. Chibnall was eligible to receive an annual incentive award of up to 30% of his base salary. He was eligible to receive up to 22.5% of his base salary for achieving performance objectives in all functional areas of responsibility reporting to him. Performance objectives in the areas of finance, which was the functional area of responsibility reporting to Mr. Chibnall, consisted of the completion of corporate objectives, projects and tasks, and special projects, which included the following:

•	improving internal controls over financial reporting;

•	developing standard operating procedures for the budgeting process;

•	evaluating market conditions with respect to debt or equity transactions;

•	enhancing communication in the finance department and adherence to all company policies and procedures;

•	developing new approaches for determining costs related to product development;

•	reviewing internal reporting procedures;

•	providing financial training seminars to senior and mid-level managers in other departments; and

•	conducting periodic reviews of division and unit financial performance.

Mr. Chibnall also was eligible to receive up to 5% of his base salary for conducting and documenting biweekly meetings with each of his direct reports and, beginning on July 1, 2008, conducting monthly departmental meetings in each functional area of finance and business technology. In addition, Mr. Chibnall was eligible to receive up to an additional 2.5% of his base salary for operating all areas under his responsibility in such a manner that, beginning on July 1, 2008, there are no major or minor deficiencies identified and that all internal controls in all areas are in place, functional and effective with no observations resulting in required remediation.

Mr. Divis

We adopted an Incentive Compensation Plan for Mr. Divis which was effective from April 1, 2008 until March 31, 2009. Under the terms of his Incentive Compensation Plan, Mr. Divis was eligible to receive an annual incentive award of up to 35% of his base salary. He was eligible to receive up to 15% of his base salary for achieving performance objectives with respect to our Ther-Rx subsidiary. Such performance objectives consisted of the completion of corporate objectives, projects and tasks, including financial objectives for net revenues and operating income, which included the following:

•	achieving specified gross portfolio sales;

•	achieving specified net portfolio sales;

•	operating within a specified total annual departmental budget;

•	improving resource allocation and returns by a specified percentage;

•	achieving a specified amount of cost savings in specified areas;

•	implementing cross-functional business reports; and

•	restructuring standard operating procedures and establishing new standard operating procedures.

Mr. Divis was also eligible to receive up to 10% of his base salary if Ther-Rx generated a specified amount of budgeted net revenues and all selling, marketing and general administrative spending remained within budget, unless otherwise approved by executive management. In addition, Mr. Divis was eligible to receive up to 10% of his base salary for the successful acquisition of one or more products that were expected to launch in fiscal year 2009 or fiscal year 2010 with specified expected net revenues during the third year following the product launch. Mr. Divis was also eligible to receive 5% of his base salary based on the prescription level of our Evamist™ product. However, the Incentive Compensation Plan provided that the total incentive earned could not exceed 35% of Mr. Divis’ base salary.

Discretionary cash incentives—During fiscal year 2009, Messrs. Kanterman and Chibnall each received a discretionary bonus of $30,000 in connection with completing the restatement of our interim and annual financial statements for the fiscal year ended March 31, 2007 after the conclusion of a review by the Option Special Committee of our stock option grant practices (which review was concluded in fiscal year 2008 and has been disclosed in our prior filings with the SEC).

Stock option grants—Stock option grants are designed to strengthen the link between realized compensation and returns for stockholders and thereby align management’s interest in our long-term success with the interests of our stockholders. Awards granted to executive officers are discretionary under the K-V Pharmaceutical

Company 2001 Incentive Stock Option Plan. The size of individual awards is dependent upon the executive’s position, tenure and number of vested and previously exercised options. As part of implementing the goal of retaining the services of the named executive officers, we have awarded stock options to certain named executive officers as part of our retention programs (as more fully described below). The criteria described above are applied to each executive officer subjectively, based on the Compensation Committee’s evaluation of each named executive officer’s performance, options received previously by each named executive officer and the need to retain each named executive officer’s services.

On January 12, 2009, the Board, at the recommendation of the Compensation Committee, made the following stock option grants to certain named executive officers. All such options have a ten year term, an exercise price equal to the closing price of the Class A Common Stock on the NYSE on January 13, 2009 ($2.95 per share), and vest annually over three years (33% on the first anniversary date, 33% on the second anniversary date and 34% on the third anniversary date).

Name	Total Number of Stock Options Granted During Fiscal Year 2009(a)	Portion of Stock Options Vesting on January 13, 2010	Portion of Stock Options Vesting on January 13, 2011	Portion of Stock Options Vesting on January 13, 2012
David A. Van Vliet	150,000	49,500	49,500	51,000
Ronald J. Kanterman(b)	50,000	16,500	16,500	17,000
Michael S. Anderson	70,000	23,100	23,100	23,800
Gregory J. Divis, Jr.	70,000	23,100	23,100	23,800

(a)	The stock options have a ten-year term and an exercise price of $2.95 per share.
(b)	As set forth under “Employment Arrangements with Named Executive Officers—Mr. Kanterman (Former Chief Financial Officer)—Separation Agreement” below, pursuant to the terms of the Separation Agreement (as defined below), Mr. Kanterman has waived any and all rights to stock options held by him immediately prior to the Separation Date (as defined below).

Retention Awards—In April 2009, we implemented a retention program designed to achieve the following objectives:

•	retain key executives that are critical to helping us successfully overcome the challenges facing our company at that time; and

•	provide meaningful retention incentives while conserving as much cash as possible.

The primary components of the program included cash retention bonuses for 24 key employees at the vice president and director levels, as well as a combination of stock option awards and longer-term cash retention bonuses for 41 senior managers. As part of this program, Mr. Van Vliet received a grant of stock options, Messrs. Anderson and Kanterman each received cash retention bonuses and Mr. Divis received a cash retention bonus and a grant of stock options.

•

The stock options were granted pursuant to the K-V Pharmaceutical Company 2001 Incentive Stock Option Plan and represent options to purchase shares of our Class A Common Stock. The options were granted on April 24, 2009, with a ten year term and an exercise price equal to the closing price of the Class A Common Stock on the NYSE on the date of grant ($1.52 per share), and vest 50% on December 31, 2009 and 50% on December 31, 2010, subject to the executive’s continued employment with our company or any subsidiary. If the executive’s employment is terminated without cause prior to December 31, 2010, any unvested stock options will vest upon termination.

•

The cash retention awards will be paid no later than June 30, 2010, subject to the participant’s continued employment with our company or a subsidiary through March 31, 2010. If the executive is terminated without cause before March 31, 2010, the executive will receive the cash retention award.

The following table outlines the stock option retention grants and cash retention bonuses provided to the named executive officers. These awards are not disclosed in the Summary Compensation Table or the Grants of Plan Based Awards Table because they were made after March 31, 2009, the end of fiscal year 2009.

Name	Stock Options(a)	Cash Retention Award
David A. Van Vliet	50,000	—
Ronald J. Kanterman(b)	—	$40,000
Michael S. Anderson	—	$60,000
Gregory J. Divis, Jr.	10,000	$60,000

(a)	The stock options have a ten-year term and an exercise price of $1.52 per share. They vest in 50% installments on December 31, 2009 and 2010.
(b)	As set forth under “Employment Arrangements with Named Executive Officers—Mr. Kanterman (Former Chief Financial Officer)—Separation Agreement” below, pursuant to the terms of the Separation Agreement, Mr. Kanterman remains eligible to receive the cash retention award.

Indirect Compensation

Indirect compensation for executive officers consists of the following benefit plans:

Insurance plans—We provide standard company-sponsored insurance plans to our employees, including the named executive officers. The core insurance package includes health, dental, disability and basic group life insurance coverage. In general, executives participate in these benefits on the same basis as other employees.

401(k) Plan—Through our 401(k) Plan, the named executive officers are provided an opportunity to save for retirement on a tax-favored basis. Participation in the 401(k) Plan is generally available to all employees at the beginning of each pay period. We match employee contributions to the 401(k) Plan at 50% of the first 7% of the employee’s contributions.

Perquisites—Certain executives are generally provided a car allowance or use of a company owned or leased car. See the footnotes to the Summary Compensation Table under the heading “Other Compensation.” The former Chief Executive Officer was entitled to receive certain perquisites under the terms of his employment agreement, which are described in greater detail in the footnotes to the Summary Compensation Table under the heading “Other Compensation.”

Tax gross-up for disqualified incentive stock options—In connection with a review by the Option Special Committee of our board of directors of our stock option grant practices (which review was concluded in fiscal year 2008 and has been disclosed in our prior filings with the SEC), it was determined that certain incentive stock options granted to certain executives and employees in prior years had inadvertently been disqualified. As a result of this inadvertent disqualification, those executives and employees who exercised such options during fiscal year 2009 incurred additional tax liabilities. We provided a tax gross-up to all executives and employees in the amount of the additional tax liabilities incurred as a result of such option exercises. See the footnotes to the Summary Compensation Table under the heading “Other Compensation.”

The Compensation Committee periodically reviews the benefits offered to the named executive officers to ensure that the benefits program is competitive and cost-effective for us and supports our need for a qualified and experienced executive team. The benefits component of the executive compensation program is not tied to our company’s or individual performance.

Establishing Overall Compensation Levels.  The Compensation Committee establishes overall compensation levels based on the competitive market value for the area of responsibility as well as the education and experience of the executive.

Determining Incentive Compensation Allocation—Annual and Long-Term Incentives—The amount allocated to annual versus long-term compensation is determined on the basis of the amount of available funding for our overall compensation programs, including executive compensation. The overall funding levels are ultimately subject to the judgment and approval of the Compensation Committee to ensure an appropriate alignment with the interests of our stockholders and our ability to meet our long-term strategic goals. In determining individual executive officer pay levels, the Compensation Committee considers the total compensation to be delivered to individual executives and exercises discretion in determining an appropriate balance between short-term cash and long-term equity compensation. We believe this “total compensation” approach—permitting flexibility to shift the mix of annual and long-term compensation—provides the ability to align pay decisions with the short- and long-term needs of the business. It also allows for the flexibility needed to recognize differences in performance by providing differentiated pay.

Each named executive officer is evaluated on an annual basis and, to the extent the Compensation Committee determines to grant options to such named executive officer, options are typically granted at the end of the review period. We have not adopted any policy with respect to coordinating option grant dates with the release of material non-public information. Rather, the grant date with respect to any options granted to a named executive officer generally is the date the Compensation Committee determines to grant such options. In general, stock option grant dates correspond to the last trading day of a fiscal quarter. As such, there may be times when the Compensation Committee grants options when the Board or Compensation Committee is in possession of material non-public information. The Compensation Committee typically does not take such information into account when determining whether and in what amount to make option grants.

Determining Individual Compensation Levels

Former Chief Executive Officer.  The former Chief Executive Officer’s compensation was based on the terms of his employment agreement, which was entered into in 1996 and subsequently amended. For a description of the compensatory elements of the employment agreement, please refer to the information under “—Employment Arrangements with Named Executive Officers” below.

Other Named Executive Officers.  Compensation levels for named executive officers who currently are employed with our company are determined, and for the former Chief Financial Officer and the former Senior Vice President and General Counsel were determined, based on (1) the overall performance of our company, (2) individual performance, (3) the executive’s experience and tenure at our company and (4) the terms of the related employment agreement.

For fiscal year 2009, we adopted an Incentive Compensation Plan for each named executive officer, other than Mr. M. Hermelin, which are described above under “—Components of Total Compensation—Direct Compensation—Annual Cash Incentives.” As noted above, we discontinued all Incentive Compensation Plans for fiscal year 2009. Consequently, none of the named executive officers received any annual incentive payments with respect to fiscal year 2009. In addition, the Compensation Committee determined not to pre-establish performance goals with respect to our performance-based compensation for fiscal year 2010. The Compensation Committee will consider establishing performance goals for subsequent fiscal years.

Employment Arrangements with Named Executive Officers

Mr. Van Vliet (Interim Chief Executive Officer)

Following the termination of the employment agreement of Mr. M. Hermelin and his termination as our Chief Executive Officer, the Board on December 5, 2008 appointed Mr. Van Vliet to serve as Interim Chief Executive Officer. (Mr. M. Hermelin has informed us, however, that he believes he effectively retired from his employment with us prior to the termination of his employment agreement on December 5, 2008 by the Board.) Prior to such date, Mr. Van Vliet served as President and Chief Executive Officer of our subsidiary, ETHEX

Corporation. Mr. Van Vliet’s employment and confidentiality agreement, which became effective on September 29, 2006 and was amended on December 31, 2008, remained in full force and effect during fiscal year 2009. On December 5, 2008, in connection with his appointment as Interim Chief Executive Officer, the Compensation Committee increased Mr. Van Vliet’s annual base salary from $445,050 to $525,000. On November 23, 2009, we entered into a new employment agreement with Mr. Van Vliet, which replaced and superseded in its entirety the employment and confidentiality agreement. Both agreements are described below.

Employment and confidentiality agreement—The initial term of the employment and confidentiality agreement was to expire on March 31, 2007. The employment and confidentiality agreement automatically renewed for successive 12-month periods unless terminated by us or Mr. Van Vliet. In addition to his base salary, the agreement stated that Mr. Van Vliet was eligible to receive an incentive bonus based on his participation in an Incentive Compensation Plan. Mr. Van Vliet was also provided the use of a company vehicle. As previously discussed, for fiscal year 2009, no bonuses or annual incentive payments were paid to any named executive officers. Mr. Van Vliet was eligible to receive stock-based awards under the K-V Pharmaceutical Company 2001 Incentive Stock Option Plan and to participate in our Profit Sharing and 401(k) Plans.

The employment and confidentiality agreement also contained restrictive covenants preventing Mr. Van Vliet from competing against us or soliciting our customers or employees for a period of 36 months after the end of his employment.

Employment agreement entered into on November 23, 2009—The agreement has an initial term that ends on December 31, 2011. The term will automatically extend for successive twelve month periods unless terminated by us or Mr. Van Vliet by written notice at least 180 days prior to the expiration of the then current term. In addition, if a change of control (as such term is defined in the agreement) occurs during the term, the agreement will not expire prior to the second anniversary of the date of consummation of the change of control.

Pursuant to the agreement, Mr. Van Vliet receives a base salary of $525,000 per annum, which will be reviewed annually and may be increased at the discretion of the Board or the Compensation Committee. Mr. Van Vliet is eligible to receive an annual cash bonus based on performance objectives established by the Compensation Committee each year, provided that we, in our discretion, elect to put into effect an annual cash incentive plan or similar policy with respect to any applicable year.

We may terminate the agreement (1) immediately for “cause” (as defined in the agreement) upon written notice to Mr. Van Vliet, (2) without cause upon 30 days’ advance written notice or (3) upon Mr. Van Vliet’s disability (as defined in the agreement) upon 30 days’ advance written notice. Any determination that Mr. Van Vliet should be terminated for cause may be made during or after the term of the agreement and must be approved by no fewer than sixty-six and two-thirds (66 2/3) percent of the directors then serving on the Board; provided, however, that if Mr. Van Vliet is a member of the Board, he will not participate in such vote, and a determination of cause may be made by no fewer than sixty-six and two-thirds (66 2/3) percent of the remaining directors then serving on the Board.

Mr. Van Vliet may resign his employment upon giving us at least 120 days’ advance written notice. In addition, subject to certain notice and cure periods provided in the agreement, Mr. Van Vliet may resign from his employment with us for “good reason,” which is defined as the occurrence of any of the following without Mr. Van Vliet’s prior written consent:

•

a material diminution by us in Mr. Van Vliet’s title, position, authority, responsibilities or duties or our assignment to him of duties inconsistent with his position or status with our company as of the effective date of the agreement, including, without limitation, any change which results in Mr. Van Vliet reporting to a lower level position than he reported to before such change;

•	a material breach of the agreement;

•	failure of a successor to our company to expressly agree to assume and agree to be bound by the agreement; or

•	the relocation of Mr. Van Vliet’s principal place of employment to a place more than 75 miles from his principal place of employment as of the effective date of the agreement.

In the event that Mr. Van Vliet’s employment is terminated by us without cause or by Mr. Van Vliet with good reason, subject to Mr. Van Vliet’s compliance with the provisions of the agreement and the execution by Mr. Van Vliet of a general release of claims, as set forth in the agreement, we will pay or provide to Mr. Van Vliet the following. Please see “—Potential Payments Upon Termination or Change-in-Control” for a description of these benefits:

•

continued participation in our plans providing medical, dental and vision insurance benefits, as applicable, for the 18 month period following the termination date; provided that, such welfare plan coverage will cease if Mr. Van Vliet obtains other full time employment providing for comparable welfare plan benefits prior to the expiration of such 18 month period; and

•

one of the following amounts to be paid (1) over a period of 12 months in equal bi-weekly installments, less deductions as required by law, if the termination occurs prior to a change of control (as defined in the agreement) or (2) in a lump sum, less deductions as required by law, if the termination occurs within 12 months of a change of control:

•

if the termination occurs prior to December 1, 2010, an amount equal to two times the sum of (x) Mr. Van Vliet’s then current base salary plus (y) Mr. Van Vliet’s target annual cash incentive, which amount (solely for purposes of determining payments following a termination by us without cause or by Mr. Van Vliet with good reason) will be determined by the Board in its sole discretion at the time of such termination and will not exceed 50 percent of Mr. Van Vliet’s then-current base salary; or

•

if the termination occurs on or after December 1, 2010, an amount equal to two times the sum of (x) Mr. Van Vliet’s then current base salary plus (y) Mr. Van Vliet’s target annual cash incentive for the then-current year of the term (provided, however, solely for purposes of determining payments following a termination by us without cause or by Mr. Van Vliet with good reason, that in the event we have not adopted an annual cash incentive plan or similar policy with respect to any applicable year, the annual cash incentive for such year will be an amount equal to 50 percent of Mr. Van Vliet’s then-current base salary; and, provided further, that if such termination occurs after the initial term of the agreement, the average of the annual cash incentive earned by Mr. Van Vliet for the two calendar years immediately preceding the year of termination will replace “target annual cash incentive”).

Pursuant to the agreement, we will make a tax gross-up payment to Mr. Van Vliet under certain circumstances in the event he is required to pay any excise tax imposed on any amounts or benefits payable in connection with a change of control pursuant to Section 4999 of the Internal Revenue Code; provided, however, that in the event the aggregate value of the total amounts and benefits payable to Mr. Van Vliet in connection with a change of control exceeds three times his “base amount,” as defined in Section 280G(b)(3) of the Internal Revenue Code (the “Parachute Threshold”), by less than 10%, one or more of the amounts or benefits payable to Mr. Van Vliet will be reduced so that the aggregate value of such amounts and benefits is $1.00 less than the Parachute Threshold.

For a period of 36 months immediately following termination, regardless of how, when or why Mr. Van Vliet’s employment ends, he may not, among other things, compete with us, solicit our customers or employees or interfere with any of our suppliers, all as more fully described in the agreement.

Mr. Kanterman (Former Chief Financial Officer)

We previously entered into an employment and confidential information agreement with Mr. Kanterman, former Vice President and Chief Financial Officer, that commenced on January 26, 2004, and which was amended effective March 23, 2008 upon his appointment as Chief Financial Officer, and on December 31, 2008. The employment and confidential information agreement, which remained in full force and effect during fiscal year 2009, renewed for successive 12-month periods unless terminated by us or Mr. Kanterman. The employment and confidential information agreement stated that Mr. Kanterman was eligible to receive an incentive bonus based on his participation in an Incentive Compensation Plan. As previously discussed, for fiscal year 2009, no bonuses or annual incentive awards were paid to any named executive officers.

The employment and confidential information agreement also contained restrictive covenants preventing Mr. Kanterman from competing against us or soliciting our customers or employees for a period of 36 months after the end of his employment.

On September 2, 2009, Mr. Kanterman ceased serving as our Vice President and Chief Financial Officer as of that date. In connection with the foregoing, on December 14, 2009, we entered into a separation agreement and general release (the “Separation Agreement”) and a consulting and confidentiality agreement (the “Consulting Agreement”) with Mr. Kanterman, each effective as of September 2, 2009. The terms of the Separation Agreement and the Consulting Agreement are described below.

Separation Agreement—The Separation Agreement provides, among other things, that subject to Mr. Kanterman abiding by the terms of the Separation Agreement, and in consideration of Mr. Kanterman’s release of claims and Mr. Kanterman’s other covenants and agreements contained in the Separation Agreement, we agree to provide the following benefits to Mr. Kanterman:

•

We will enter into the Consulting Agreement with Mr. Kanterman, which provides for an annual compensation rate (the “Compensation Rate”) of $330,000, an amount equal to his annual base salary as of September 2, 2009 (the “Separation Date”), payable in equal monthly installments as more fully described in the Consulting Agreement.

•

We will pay Mr. Kanterman on June 30, 2010 an amount of $40,000, which represents the retention bonus to which Mr. Kanterman would have become entitled had his employment continued, upon the condition that Mr. Kanterman satisfactorily performs his duties under the Separation Agreement, the Consulting Agreement and our policies.

•

For the period beginning on the Separation Date and ending on September 2, 2010, we will continue to provide, or cause our affiliates to provide, health (including medical, vision and dental), life and disability insurance to Mr. Kanterman and his family on terms and conditions available to our executive officers.

•	Mr. Kanterman waives any and all rights to stock options held by him immediately prior to the Separation Date.

•

Mr. Kanterman will receive a payment of $50,000 (the “Initial Payment”) and a gross-up payment (the “Gross-Up Payment”) in an amount such that after payment by Mr. Kanterman of all taxes imposed on the Initial Payment and the Gross-Up Payment, Mr. Kanterman retains an amount equal to the Initial Payment.

We previously entered into an indemnification agreement dated October 24, 2008 with Mr. Kanterman, in his capacity as a member of the Board, which is and will remain in effect. The existing rights of Mr. Kanterman pursuant to such agreement with regard to indemnification, advancement of expenses, insurance and exculpation from liability as described in such agreement are unaffected by the Separation Agreement.

We and Mr. Kanterman agree to release and discharge each other from any and all claims we have or may have one against the other, and that such releases and discharges extend to themselves and to certain released parties, all as set forth in the Separation Agreement.

Consulting Agreement—The Consulting Agreement provides, among other things, for a term of one year, beginning on September 2, 2009. Beginning on such date, Mr. Kanterman agrees to provide consulting services to us in the financial field, as requested by us, including but not limited to assistance in transition of responsibilities and ongoing continuity of Mr. Kanterman’s former job functions. During the term of the Consulting Agreement, we agree to pay Mr. Kanterman the Compensation Rate and will reimburse Mr. Kanterman for all travel and related expenses incurred as a result of his consulting services, provided we have approved such expenses in advance.

Please see “—Potential Payments Upon Termination or Change-in-Control” for a description of the benefits pursuant to the Separation Agreement and the Consulting Agreement.

Mr. Anderson (President and Chief Executive Officer of ETHEX Corporation)

We previously entered into an employment agreement with Mr. Anderson, President and Chief Executive Officer of ETHEX. Mr. Anderson’s initial employment agreement with us commenced on May 23, 1994 and was subsequently amended on May 5, 1997, February 16, 2000, February 20, 2006 and December 31, 2008. The current term of the agreement expires on March 31, 2011 and thereafter the agreement automatically renews for successive 12-month periods until terminated by us or Mr. Anderson. In connection with his appointment as President and Chief Executive Officer of ETHEX, the Board increased Mr. Anderson’s annual base salary from $357,365 to $400,000 in December 2008. Prior to his appointment as President and Chief Executive Officer of ETHEX, Mr. Anderson served as Vice President, Industry Presence and Development.

Mr. Anderson may terminate the employment agreement by giving us notice (1) three months prior to the end of the initial term or a successive term or (2) at any time in the event he experiences health problems that require his retirement from a business career. The agreement terminates six months after notice is given, unless Mr. Anderson is disabled and unable to carry out the duties of his position, in which case the agreement may terminate earlier. Unless otherwise notified by us, Mr. Anderson is required to continue to perform his duties as an employee for six months after giving notice. He will receive his standard compensation while continuing to perform his duties as an employee.

We may terminate the agreement for any reason or for “cause” (as such term is defined in the agreement). If the agreement is terminated by us not for cause, Mr. Anderson is entitled to receive no less than one-half of his annual base salary, reduced by usual withholdings, payable in twelve equal monthly installments. In addition, Mr. Anderson will receive, at our expense, continued medical, disability, life insurance and other insurance coverage for twelve months or until Mr. Anderson obtains other full-time, non-temporary employment which provides comparable coverage. Please see “—Potential Payments Upon Termination or Change-in-Control” for a description of these benefits. In addition, all stock options held by Mr. Anderson become fully vested on the day of termination and remain exercisable for six months thereafter or until Mr. Anderson obtains other full-time, non-temporary employment, if earlier.

In the event we terminate the agreement for cause, Mr. Anderson is not entitled to any severance pay.

If, within two years following a change of control (as such term is defined in the agreement), Mr. Anderson’s employment terminates, involuntarily, with or without cause, for any reason whatsoever (except the death or disability of Mr. Anderson), he is entitled to receive a lump sum payment equal to the sum of (1) 1.5 times the greater of (a) his base salary immediately prior to the date of termination or (b) his base salary in effect immediately prior to the date on which the change of control occurred and (2) Mr. Anderson’s bonus which would have been payable in respect of the eighteen month period beginning on the date of termination if

Mr. Anderson had continued in his position. The bonus will be equal to the average of the bonuses Mr. Anderson received during the three most recent complete bonus years. Mr. Anderson will receive continued welfare benefits, such as health, life, dental and accidental death and dismemberment insurance, for a period of twenty-four months. In addition, unless the related option agreements provide otherwise, all stock options held by Mr. Anderson become fully vested and transferrable on the day of termination and remain exercisable for ninety days thereafter. Please see “—Potential Payments Upon Termination or Change-in-Control” for a description of these benefits.

For a period of 36 months immediately following termination, regardless of how, when or why Mr. Anderson’s employment ends, he may not, among other things, compete with us, solicit our customers or employees or interfere with any of our suppliers, all as more fully described in the agreement.

Mr. Divis (President of Ther-Rx Corporation)

We previously entered into an employment and confidentiality agreement with Mr. Divis, President of Ther-Rx Corporation that commenced on July 20, 2007 and remained in full force and effect during fiscal year 2009. On November 19, 2009, we entered into a new employment agreement with Mr. Divis, which replaced and superseded in its entirety the employment and confidentiality agreement. Both agreements are described below.

Employment and confidentiality agreement—The employment and confidentiality agreement automatically renewed for successive 12-month periods unless terminated by us or Mr. Divis. Under the terms of the employment and confidentiality agreement, Mr. Divis was entitled to benefits if his employment is terminated by us without cause. The employment and confidentiality agreement also contained restrictive covenants preventing Mr. Divis from competing against us or soliciting our customers or employees for a period of 36 months after the end of his employment.

Employment agreement entered into November 19, 2009—The agreement has an initial term that ends on December 31, 2011. The term will automatically extend for successive twelve month periods unless terminated by us or Mr. Divis by written notice at least 180 days prior to the expiration of the then current term. In addition, if a change of control (as such term is defined in the agreement) occurs during the term, the agreement will not expire prior to the second anniversary of the date of consummation of the change of control.

Pursuant to the agreement, Mr. Divis receives a base salary of $335,000 per annum, which will be reviewed annually and may be increased at the discretion of the Board or the Compensation Committee. Mr. Divis is eligible to receive an annual cash bonus based on performance objectives established by the Compensation Committee each year, provided that we, in our discretion, elect to put into effect an annual cash incentive plan or similar policy with respect to any applicable year.

We may terminate the agreement (1) immediately for “cause” (as defined in the agreement) upon written notice to Mr. Divis, (2) without cause upon 30 days’ advance written notice or (3) upon Mr. Divis’ disability (as defined in the agreement) upon 30 days’ advance written notice. Any determination that Mr. Divis should be terminated for cause may be made during or after the term of the agreement and must be approved by no fewer than sixty-six and two-thirds (66 2/3) percent of the directors then serving on the Board; provided, however, that if Mr. Divis is a member of the Board, he will not participate in such vote, and a determination of cause may be made by no fewer than sixty-six and two-thirds (66 2/3) percent of the remaining directors then serving on the Board.

Mr. Divis may resign his employment upon giving us at least 120 days’ advance written notice. In addition, subject to certain notice and cure periods provided in the agreement, Mr. Divis may resign from his employment with us for “relocation,” which is defined as the relocation of Mr. Divis’ principal place of employment to a place more than 75 miles from his principal place of employment as of the effective date of the Divis Agreement.

In the event that Mr. Divis’ employment is terminated by us without cause or by Mr. Divis upon relocation, subject to Mr. Divis’ compliance with the provisions of the agreement and the execution by Mr. Divis of a general release of claims, as set forth in the agreement, we will pay or provide to Mr. Divis the following. Please see “—Potential Payments Upon Termination or Change-in-Control” for a description of these benefits:

•

continued participation in our plans providing medical, dental and vision insurance benefits, as applicable, for the 18 month period following the termination date; provided that, such welfare plan coverage will cease if Mr. Divis obtains other full time employment providing for comparable welfare plan benefits prior to the expiration of such 18 month period; and

•

the following amount to be paid (1) over a period of 12 months in equal bi-weekly installments, less deductions as required by law, if the termination occurs prior to a change of control (as defined in the agreement) or (2) in a lump sum, less deductions as required by law, if the termination occurs within 12 months of a change of control: an amount equal to one times the sum of (x) Mr. Divis’ then current base salary plus (y) Mr. Divis’ target annual cash incentive for the then-current year of the term (provided, however, solely for purposes of determining payments following a termination by us without cause or by Mr. Divis upon relocation, that in the event we have not adopted an annual cash incentive plan or similar policy with respect to any applicable year, the annual cash incentive for such year will be an amount equal to 25 percent of Mr. Divis’ then-current base salary; and, provided further, that if such termination occurs after the initial term of the agreement, the average of the annual cash incentive earned by Mr. Divis for the two calendar years immediately preceding the year of termination will replace “target annual cash incentive”).

Pursuant to the agreement, we will make a tax gross-up payment to Mr. Divis under certain circumstances in the event he is required to pay any excise tax imposed on any amounts or benefits payable in connection with a change of control pursuant to Section 4999 of the Internal Revenue Code; provided, however, that in the event the aggregate value of the total amounts and benefits payable to Mr. Divis in connection with a change of control exceeds three times his “base amount,” as defined in Section 280G(b)(3) of the Internal Revenue Code (the “Parachute Threshold”), by less than 10%, one or more of the amounts or benefits payable to Mr. Divis will be reduced so that the aggregate value of such amounts and benefits is $1.00 less than the Parachute Threshold.

For a period of 36 months immediately following termination, regardless of how, when or why Mr. Divis’ employment ends, he may not, among other things, compete with us, solicit our customers or employees or interfere with any of our suppliers, all as more fully described in the agreement.

Mr. Chibnall (Former Vice President, Finance and Chief Accounting Officer)

We previously entered into an employment agreement with Mr. Chibnall, Vice President, Finance and Chief Accounting Officer. Mr. Chibnall’s initial employment agreement with us commenced on December 22, 1995, and was subsequently amended on February 1, 2000, April 1, 2005 and December 31, 2008.

On February 19, 2010, Mr. Chibnall ceased serving as our Vice President, Finance and Chief Accounting Officer as of that date. In connection with the termination of his employment by us not for cause, Mr. Chibnall will receive one-half of his annual base salary, reduced by usual withholdings, payable in six equal monthly installments. Mr. Chibnall will also receive, at our expense, continued medical, disability, life insurance and other insurance coverage for six months or until Mr. Chibnall obtains other full-time, non-temporary employment which provides comparable coverage. In addition, all stock options held by Mr. Chibnall became fully vested on the day of termination and remain exercisable for six months thereafter or until Mr. Chibnall obtains other full-time, non-temporary employment, if earlier. Please see “—Potential Payments Upon Termination or Change-in-Control” for a description of these benefits.

Pursuant to the agreement, Mr. Chibnall agreed to provide reasonable and necessary services to assist us in the transition of responsibilities and ongoing continuity of his job function unless we do not request such services. In addition, for a period of 36 months immediately following termination, Mr. Chibnall may not, among other things, compete with us, solicit our customers or employees or interfere with any of our suppliers, all as more fully described in the agreement.

In addition, effective March 2, 2010, we entered into an agreement and release (the “Release”) with Mr. Chibnall. Pursuant to the Release, Mr. Chibnall agrees to release our company from any and all claims arising out of Mr. Chibnall’s employment with our company, all as set forth in the Release. Mr. Chibnall will receive a payment in the amount of one-twelfth of his annual base salary. The Release will not become effective until the related revocation period pursuant to the Age Discrimination in Employment Act of 1967 has passed.

Also effective March 2, 2010, we entered into an amendment to Mr. Chibnall’s employment agreement, which provides that in the event that any amounts payable to Mr. Chibnall in connection with his termination are subject to Section 409A of the Internal Revenue Code and are not subject to a related exception, such payments will be paid to Mr. Chibnall in a single sum as of the first day of the seventh month following the month in which payment would otherwise have commenced, together with interest on such amounts.

Mr. M. Hermelin (Former Chief Executive Officer)

As previously disclosed, on December 5, 2008, the Board terminated the employment agreement of Mr. M. Hermelin, our former Chief Executive Officer. Mr. M. Hermelin has informed us, however, that he believes he effectively retired from his employment with us prior to the termination of his employment agreement on December 5, 2008 by the Board.

The employment agreement with Mr. M. Hermelin commenced in 1996 and was extended in November 2004 through March 2010. It provided for automatic renewals for successive 12-month periods thereafter unless terminated by Mr. M. Hermelin or us. Pursuant to the terms of his employment agreement, Mr. M. Hermelin’s base compensation increased annually by the greater of the consumer price index or 8%. In addition, Mr. M. Hermelin was entitled to receive an incentive bonus calculated as a percentage of our company’s net income. For purposes of calculating the bonus, net income was adjusted to exclude the expense associated with the accrual of the bonus and any charges associated with in-process research and development. In addition, the bonus was reduced to reimburse our company for the cost of a personal assistant supplied by us to assist Mr. M. Hermelin with personal financial matters. Mr. M. Hermelin’s bonus was based on the following formula:

Net Income	Bonus %
Below $200,000	0%
$200,000-$600,000	5%
$600,000-$3,000,000	7%
$3,000,000-$5,000,000	6%
$5,000,000-$10,000,000	5%
Over $10,000,000	4%

The bonus was payable in one or more of the following forms: stock options, shares of restricted stock, discounted stock options or cash, as agreed upon by us and Mr. M. Hermelin. Because his employment was terminated prior to the end of the fiscal year, Mr. M. Hermelin did not receive an incentive bonus with respect to fiscal year 2009. Mr. M. Hermelin was also provided the use of a company vehicle and an annual allowance up to $10,000 for personal financial planning services. Mr. M. Hermelin had the option to elect to defer up to 50% of his base salary and up to 100% of any bonus during his employment pursuant to the terms of a Deferred Compensation Plan effective January 1, 1997. During fiscal year 2009, Mr. M. Hermelin did not elect to defer any compensation.

Mr. M. Hermelin was provided life insurance policies, which are currently in effect. The related premiums are to be repaid to us out of policy proceeds, in accordance with split-dollar agreements between us and Mr. M. Hermelin dated July 1, 1990, November 8, 1991 and June 9, 1999. Mr. M. Hermelin has the right to name the beneficiaries of these insurance policies. Mr. M. Hermelin was entitled to participate in our group life and health insurance programs or other comparable coverage at our expense for the duration of his life.

The employment agreement also provided for certain retirement benefits, as well as certain benefits if Mr. M. Hermelin’s employment had been terminated following a change in control of our company.

In 2004, the Compensation Committee engaged Watson Wyatt, a compensation, employee benefit and human resources consulting firm, to review the terms of Mr. M. Hermelin’s employment agreement to determine if his compensation package and contract terms were fair and reasonable relative to industry standards and comparable peer groups. Watson Wyatt concluded that the sum of the financial components in the employment agreement was competitive with the median total direct compensation of comparable peer group companies. While Mr. M. Hermelin’s salary and bonus were at the high end of the range within the group, long-term incentives were lower, resulting in total compensation below the peer group’s median.

In reaching its conclusion, Watson Wyatt compared Mr. M. Hermelin’s compensation to a peer group of 13 companies in the pharmaceutical industry similar in size to our company. The peer group considered by Watson Wyatt included the following companies: Perrigo, Cephalon, Pharmaceutical Res, Valeant Pharm, Endo, Eon, American Pharma, Sepracor, Kos, Medicis, Ligand, Regeneron and Nektar. Mr. M. Hermelin’s total direct compensation (base salary, bonus and stock option grants) was between the 25th percentile and median of the peer group. Mr. M. Hermelin’s base salary and bonus were in the top quartile of the peer group, whereas his long-term incentives were below the 25th percentile of the peer group.

The Compensation Committee also reviewed a Bank of America report on chief executive officer compensation in the specialty pharmaceutical industry. The Bank of America report reviewed compensation practices of 21 specialty pharmaceutical companies. The companies included in the report were as follows: Cephalon, Mylan, Allergan, Shire, Alcon, Bausch & Lomb, Ivax, Forest, Biovail, Barr, Watson, Alpharma, KV Pharmaceutical, Eon Labs, Cubist, Andrx, King, Sepracor, AAI Pharma, Teva, and Elan. Based on the report, Mr. M. Hermelin’s then total compensation package of $2.6 million was less than both the median and average total compensation packages of $3.6 million and $4.5 million paid to chief executive officers in the specialty pharmaceutical sector. The study also provided, and the Compensation Committee considered, the mix of cash and non-cash (such as stock options) in chief executive officer compensation packages, the dilutive effect of stock options granted to chief executive officers, and stock option compensation paid to the peer group chief executive officers.

Mr. Bentley (Former Senior Vice President and General Counsel)

On January 16, 2009, we gave written notice to Mr. Bentley that the employment and confidential information agreement dated April 24, 2006 and the letter agreement dated March 23, 2006 would terminate at the end of the 120-day notice period provided for in the employment agreement. In addition, we removed Mr. Bentley as Senior Vice President and General Counsel, effective immediately.

The employment agreement commenced on April 24, 2006 and automatically renewed for successive 12-month periods until terminated by us or Mr. Bentley.

Under the terms of his employment agreement, Mr. Bentley was entitled to benefits following the termination of his employment agreement. Please see “—Potential Payments Upon Termination or Change-in-Control” for a description of these benefits.

The employment agreement also contained restrictive covenants preventing Mr. Bentley from competing against us or soliciting our customers or employees for a period of 36 months after the end of his employment.

The Impact of Accounting and Tax Treatments on Forms of Compensation Paid

Based on regulations issued by the Internal Revenue Service, we have taken the certain actions to be eligible to deduct performance-based compensation paid to our named executive officers. Section 162(m) of the Internal Revenue Code generally disallows a tax deduction to public companies for compensation exceeding $1 million paid to the chief executive officer and any one of the four other most highly compensated executive officers for any fiscal year. Qualifying performance-based compensation is not subject to the limitation if certain requirements are met.

Effective April 1, 2006, we adopted SFAS 123(R), which requires the measurement and recognition of compensation expense, based on estimated fair values, for all share-based compensation awards made to employees and directors over the vesting period of the awards. Under the modified prospective method, stock-based compensation was recognized (1) for the unvested portion of previously issued awards that were outstanding at the initial date of adoption based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123(R) and (2) for any awards granted on or subsequent to the effective date of SFAS 123(R) based on the grant date fair value estimated in accordance with the provisions of that statement. Determining the fair value of share-based awards at the grant date requires judgment to identify the appropriate valuation model and estimate the assumptions, including the expected term of the stock options and expected stock-price volatility, to be used in the calculation. Judgment is also required in estimating the percentage of share-based awards that are expected to be forfeited. We estimated the fair value of stock options granted using the Black-Scholes option-pricing model with assumptions based primarily on historical data. If actual results differ significantly from these estimates, stock-based compensation expense could be materially impacted.

Summary Compensation Table

The following table sets forth certain information regarding the annual and long-term compensation for services rendered to us in all capacities for the fiscal years ended March 31, 2009, 2008 and 2007 of those persons who were (1) our principal executive officer, (2) our principal financial officer, (3) the three most highly compensated executive officers, other than the principal executive officer and principal financial officer, who were serving as executive officers at fiscal year end, and (4) two individuals, Marc S. Hermelin and Gregory S. Bentley, who were not serving as executive officers at the end of the fiscal year ended March 31, 2009 but would have been deemed named executive officers had they been serving as executive officers at such fiscal year end (each, a “named executive officer” and collectively, the “named executive officers”).

Name and Principal Position	Fiscal Year	Salary ($)		Bonus ($)		Option Awards ($)(1)		Non-Equity Incentive Plan Compensation ($)(2)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)(3)	All Other Compensation ($)(4)	Total ($)
David A. Van Vliet,	2009	471,700		—		201,864		—	—	7,712	681,276
Interim President and Interim Chief Executive Officer	2008	371,035		52,628		144,549		64,500	—	8,768	641,480
	2007	176,641	(5)	72,916	(6)	74,914	(6)	—	—	3,170	327,641

Ronald J. Kanterman,	2009	330,000		30,000	(7)	87,648		—	—	8,276	455,924
Former Vice President, Treasurer and Chief Financial Officer	2008	298,975		—		34,470		42,900	—	8,510	384,855
	2007	280,420		35,000		34,296		—	—	5,726	355,442

Michael S. Anderson,	2009	371,577		—		153,555		—	—	13,372	538,503
President and Chief Executive Officer, ETHEX Corporation	2008	344,300		75,000		113,186		—	—	12,918	545,404
	2007	332,000		166,000	(8)	113,028		—	—	13,582	624,610

Gregory J. Divis, Jr.,	2009	335,000		—		68,911		—	—	8,716	412,627
President, Ther-Ex Corporation	2008	223,333		—		28,813		54,200	—	17,189	323,535
	2007	—		—		—		—	—	—	—

Richard H. Chibnall,	2009	252,252		30,000	(7)	56,236		—	—	432,281	770,769
Former Vice President, Finance and Chief Accounting Officer	2008	252,252		—		58,911		45,000	—	7,968	364,131
	2007	239,680		—		62,076		63,500	—	7,714	372,970

Marc S. Hermelin,	2009	1,087,917		—		1,778		—	0	711,968	1,801,663
Former Chairman of the Board and Former Chief Executive Officer	2008	1,383,847		—		—		4,276,735	2,232,000	768,730	8,661,312
	2007	1,281,764		—		—		2,545,857	877,000	602,652	5,307,273

Gregory S. Bentley,	2009	288,058		—		32,305		—	—	99,465	419,828
Former Senior Vice President and Former General Counsel	2008	315,680		—		25,105		94,500	—	12,705	447,990
	2007	273,071		90,000		18,863		—	—	3,884	385,818

(1)	Option awards represent the compensation expense recognized by us for financial statement reporting purposes for fiscal year 2009 in accordance with SFAS 123(R). Grant date fair value is based on the Black-Scholes option pricing model on the date of grant. For additional discussion of the valuation assumptions used in determining the compensation expense, see Note 19—“Stock-Based Compensation” of the Notes to the Consolidated Financial Statements included in this Annual Report on Form 10-K.
(2)	Non-equity incentive plan compensation represents payments under our annual cash incentive award programs. For additional discussion of our annual cash incentive award programs for the fiscal year ended March 31, 2009, see “—Compensation Discussion and Analysis—Components of Total Compensation—Annual cash incentives” above.
(3)

Under the terms of his employment agreement, Mr. M. Hermelin would potentially have been entitled to receive retirement compensation paid in the form of a single life annuity equal to 30% of his final average compensation payable each year beginning at retirement and continuing for the longer of ten years or life. Based on this agreement, we recognized expense of $1,752,000, $2,232,000 and $877,000 for fiscal years 2009, 2008 and 2007, respectively, in accordance with APB No. 12, Omnibus Opinion, as amended by

SFAS No. 106, Employers’ Accounting for Postretirement Benefits Other than Pensions (“APB 12”), based on an annual actuarial valuation of the liability assuming retirement at age 75.

As previously disclosed, on December 5, 2008, the Board terminated the employment agreement with Mr. M. Hermelin “for cause” (as that term is defined in such employment agreement). Due to the termination of his employment agreement “for cause,” Mr. M. Hermelin is not entitled to any severance benefits. In addition, as a result of Mr. M. Hermelin’s termination “for cause,” we also determined we were no longer obligated for the retirement benefits specified in the employment agreement. Mr. M. Hermelin has informed us, however, that he believes he effectively retired from his employment with us prior to the termination of his employment agreement on December 5, 2008 by the Board.

(4)	All other compensation for the fiscal year ended March 31, 2009 includes the following:

Name	Car Allowance ($)	401(k) Match ($)	Split Dollar Life Insurance ($)	Group Term Life Insurance ($)	Other Compensation ($)	Total Other Compensation ($)
David A. Van Vliet	20	7,530	—	162	—	7,712
Ronald J. Kanterman	—	8,105	—	171	—	8,276
Michael S. Anderson	4,570	8,269	—	533	—	13,372
Gregory J. Divis, Jr.	—	7,829	—	59	828	8,716
Richard H. Chibnall	8,989	7,817	—	167	415,308	432,281
Marc S. Hermelin	607	4,566	395,669	718	310,408	711,968
Gregory S. Bentley	2,953	8,739	—	274	87,499	99,465

During fiscal year 2009, we provided a company owned or leased vehicle to certain named executive officers as set forth above. At the end of each annual period ending October 31, each executive officer is required to indicate to us the personal usage made of the vehicle. The value of such usage, which is calculated on the basis of the value of the vehicle and the miles driven for personal use, is attributed to the executive officer as taxable income.

Other compensation for Mr. M. Hermelin includes $395,669 for the fiscal year ended March 31, 2009 of premiums paid by us under split-dollar life insurance agreements with Mr. M. Hermelin dated July 1, 1990, November 8, 1991 and June 9, 1999. Under the terms of the agreements, the policies are collaterally assigned to us to secure repayment of the premiums paid by us, which are to be paid out of the cash surrender value of the policies if the policies are terminated or canceled, or from the death benefit proceeds if Mr. M. Hermelin should die while the agreements and policies remain in force. Mr. M. Hermelin has the right to name the beneficiaries of these insurance policies. The policies have a total death benefit of $19,500,000. Cumulative premiums paid since the date of the agreements total $5,023,386.

Other perquisites for Mr. M. Hermelin include the following:

Disability Insurance—Under the terms of his employment agreement, we were required to provide disability insurance for Mr. M. Hermelin equal to 60% of his base salary. The value of the disability protection was imputed to Mr. M. Hermelin in order for the ultimate disability benefits to be tax-free. The amount of compensation relative to this perquisite for the fiscal year ended March 31, 2009 was $7,035.

Vacation Payout—Under the terms of his employment agreement, Mr. M. Hermelin was entitled to either carry over up to eight weeks of vacation days accrued during the fiscal year to the next fiscal year or to receive a cash payment equal to the pro rata amount of his base salary for the portion of his accrued vacation days not taken. The amount of the cash equivalent of vacation days paid to Mr. M. Hermelin was $310,408 for the fiscal year ended March 31, 2009.

Tax Gross-up—Represents the amount payable under the employment agreement for taxes due on the imputed value of life and disability insurance. The amount of tax gross-up was $54,984 for the fiscal year ended March 31, 2009.

Other compensation for Mr. Chibnall includes a tax gross-up payment for disqualified incentive stock options in the amount of $415,308. As a result of an inadvertent disqualification of certain incentive stock options granted to Mr. Chibnall in prior years, he incurred additional tax liabilities upon exercising such options during fiscal year 2009. We provided a tax gross-up to Mr. Chibnall in the amount of the additional tax liabilities incurred as a result of such option exercises during fiscal year 2009. We also provided similar tax gross-up payments for disqualified incentive stock options to other employees who also incurred additional tax liabilities upon exercise of such options during fiscal year 2009. See “—Compensation Discussion and Analysis—Components of Total Compensation—Indirect Compensation—Tax gross-up for disqualified incentive stock options” above.

Other compensation for Mr. Bentley includes severance pay in the amount of $53,846, calculated based on his salary, and a vacation payout in the amount of $33,653. Mr. Bentley was entitled to this compensation as a result of the termination of his employment agreement, as described under “Employment Arrangements with Named Executive Officers—Mr. Bentley (Former Senior Vice President and General Counsel)” above.

(5)	Mr. Van Vliet joined our company in October 2006. His salary for fiscal year 2007 covers the period of October 1, 2006 through March 31, 2007.
(6)	Mr. Van Vliet was guaranteed a bonus of $72,916 for fiscal year 2007 under the terms of his employment offer. In addition, he received a stock option grant of 100,000 shares of Class A Common Stock under the terms of the K-V Pharmaceutical Company 2001 Incentive Stock Option Plan in fiscal year 2007.

(7)	Messrs. Kanterman and Chibnall each received a one-time bonus of $30,000 in recognition of their efforts in connection with completing the restatement of our interim and annual financial statements for the fiscal year ended March 31, 2007 after the conclusion of a review by the Option Special Committee of our stock option grant practices.
(8)	Mr. Anderson was guaranteed a one-time bonus of $166,000 for fiscal year 2007 under the terms of his Fiscal Year 2007 Incentive Compensation Plan.
(9)	Mr. Divis joined our company in July 2007. His salary for fiscal year 2008 covers the period of July 1, 2007 through March 31, 2008.

Grants of Plan-Based Awards

The following table provides information about equity and non-equity awards granted to named executive officers for the fiscal year ended March 31, 2009:

Name	Grant Date	Estimated Future Payouts Under Non-Equity Incentive Plan Awards(1)			All Other Option Awards: Number of Securities Underlying Options (#)(2)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards ($)(3)
		Threshold ($)	Target ($)	Maximum ($)
David A. Van Vliet(4)	01/13/2009	—	—	—	150,000	2.95	249,644
		—	235,850	235,850	—	—	—
Ronald J. Kanterman	01/13/2009	—	—	—	50,000	2.95	83,215
		—	66,000	66,000	—	—	—
Michael S. Anderson	01/13/2009	—	—	—	70,000	2.95	116,501
		—	92,894	92,894	—	—	—
Gregory J. Divis, Jr.	01/13/2009	—	—	—	70,000	2.95	116,501
		—	117,250	117,250	—	—	—
Richard H. Chibnall		—	75,676	75,676	—	—	—

Marc S. Hermelin(5)	01/13/2009	—	—	—	15,000	2.95	24,964

Gregory S. Bentley		—	102,594	102,594	—	—	—

(1)	We adopted a cash incentive compensation plan for fiscal year 2009 for each named executive officer, other than Mr. M. Hermelin, to reward achievement of certain corporate objectives, as determined at the end of fiscal year 2009. As noted above under “—Compensation Discussion and Analysis—Components of Total Compensation—Annual cash incentives,” following the discontinuation of manufacturing and distribution of our products and the investigation by the FDA and related matters, in January 2009 we terminated all incentive compensation plans for fiscal year 2009. Consequently, none of the named executive officers received any annual cash incentive payments with respect to fiscal year 2009.

For additional discussion of our annual cash incentive award programs, see “—Compensation Discussion and Analysis—Components of Total Compensation—Annual Cash Incentives” above.

(2)	On January 12, 2009, the Board, at the recommendation of the Compensation Committee, granted options to purchase shares of our Class A Common Stock to the named executive officers and the directors. Options granted to the named executive officers have a ten year term, an exercise price equal to the closing price of the Class A Common Stock on the NYSE on January 13, 2009 ($2.95 per share), and vest annually over three years (33% on the first anniversary date, 33% on the second anniversary date and 34% on the third anniversary date).

Mr. M. Hermelin, who no longer served as Chairman of the Board and Chief Executive Officer on January 12, 2009, received a grant of stock options to purchase 15,000 shares of Class A Common Stock in his capacity as director (not as an officer of our company). Such options have a ten year term, an exercise price equal to the closing price of the Class A Common Stock on the NYSE on January 13, 2009 ($2.95 per share), and vest in four equal quarterly installments beginning on March 31, 2009.

(3)	The grant date fair value of stock option awards is based on the Black-Scholes option pricing model using the fair value of the underlying shares at the measurement date, in accordance with SFAS 123(R). For additional discussion of the valuation assumptions used in determining the grant date fair value and the accounting for stock options, see Note 19—“Stock-Based Compensation” of the Notes to the Consolidated Financial Statements included in this Annual Report on Form 10-K.
(4)	We adopted two cash incentive plans for Mr. Van Vliet during fiscal year 2009. The first plan was effective from April 1, 2008 until July 31, 2008. The second plan was effective from August 1, 2008 until March 31, 2009. See “—Compensation Discussion and Analysis—Components of Total Compensation—Annual cash incentives” above for more information.
(5)	Mr. M. Hermelin’s employment agreement provided that annual incentive payments would be determined by applying the bonus formula in the employment agreement to our net income for fiscal year 2009, as determined at the end of fiscal year 2009. See the “—Employment Arrangements with Named Executive Officers—Mr. M. Hermelin (Former Chief Executive Officer)” section for a description of the formula. As described above, the Board terminated Mr. M. Hermelin’s employment agreement prior to the end of fiscal year 2009. As a result, Mr. M. Hermelin did not receive any annual incentive payments with respect to fiscal year 2009. Mr. M. Hermelin has informed us, however, that he believes he effectively retired from his employment with us prior to the termination of his employment agreement on December 5, 2008 by the Board.

Information as to Stock Options

The following tables list certain information concerning option exercises and option holdings as of the end of fiscal year 2009 of options held by the named executive officers to acquire shares of Class A Common Stock and Class B Common Stock.

Outstanding Equity Awards at Fiscal Year-end

	Number of Securities Underlying Unexercised Options (#) Exercisable			Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price ($)	Option Expiration Date
Name	Class A Common Stock	Class B Common Stock		All listed are Class A Common Stock
David A. Van Vliet	30,000 — — 2,000 —	— 5,000 2,500 — —	(1) (2)	70,000 — — 500 150,000	(3) (4) (5)	23.70 25.23 17.85 19.99 2.95	10/05/2016 6/29/2009 9/10/2009 11/1/2010 01/13/2019

Ronald J. Kanterman	15,000 5,000 —	— — —		10,000 20,000 50,000	(6) (7) (5)	24.56 24.96 2.95	3/26/2014 3/31/2018 01/13/2019

Michael S. Anderson	60,000 2,500 —	— — —		15,000 2,500 70,000	(8) (9) (5)	24.12 23.09 2.95	3/31/2011 5/21/2014 01/13/2019

Gregory J. Divis, Jr.	6,000 —	— —		24,000 70,000	(10) (5)	28.60 2.95	09/28/2017 01/13/2019

Richard H. Chibnall	— 5,000 10,000	6,750 — —	(11)	— 5,000 15,000	(12) (13)	6.23 23.09 19.99	03/31/2009 05/21/2014 11/01/2015

Marc S. Hermelin	3,750	—		11,250	(14)	2.95	01/13/2019

Gregory S. Bentley	—	—		25,000	(15)	18.66	6/30/2016

(1)	Option granted on 6/29/2004 and vests ratably as to 20% per year from date of grant.
(2)	Option granted on 9/10/2004 and vests ratably as to 20% per year from date of grant.
(3)	Option granted on 10/05/2006 and vests ratably as to 10% per year from date of grant.
(4)	Option granted on 11/01/2005 and vests ratably as to 20% per year from date of grant.
(5)	Option granted on 1/13/2009 and vests ratably as to 33.33% the first two years from date of grant and 33.34% the third year from date of grant.
(6)	Option granted on 3/26/2004 and vests ratably as to 10% per year from date of grant.
(7)	Option granted on 3/31/2008 and vests ratably as to 10% per year from date of grant.
(8)	Option granted on 3/31/2006 and vests ratably as to 20% per year from date of grant.
(9)	Option granted on 5/21/2004 and vests ratably as to 10% per year from date of grant.
(10)	Option granted on 9/28/2007 and vests ratably as to 10% per year from date of grant.
(11)	Option granted on 3/31/1999 and vests ratably as to 10% per year from date of grant.
(12)	Option granted on 5/21/2004 and vests ratably as to 10% per year from date of grant.
(13)	Option granted on 11/1/2005 and vests ratably as to 10% per year from date of grant.
(14)	Option granted to Mr. M. Hermelin in his capacity as director on 1/13/2009 and vests in four equal quarterly installments beginning on March 31, 2009.
(15)	Option granted on 6/30/2006 and vests ratably as to 10% per year from date of grant.

Option Exercises and Stock Vested

Name	Number of Shares Acquired on Exercise(#)	Value Realized on Exercise($)(a)
Michael S. Anderson	3,375	—
Richard H. Chibnall	4,250	—

(a)	Value realized on exercise is determined based on the difference between the market price of the stock on the date of exercise and the exercise price. Shares are considered exercised upon completion of a two-year forfeiture period.

Potential Payments Upon Termination or Change-in-Control

Certain of the our named executive officers are entitled, pursuant to employment agreements, to benefits upon termination of employment or termination of employment after a change of control of our company. The following discussion provides information with respect to payments which named executive officers are entitled to receive upon termination of employment or following termination resulting from a change in control of our company. The dollar amounts described below assume that the triggering event for each named executive officer occurred at March 31, 2009. For additional discussion regarding employment agreements with named executive officers, including discussion of conditions and obligations applicable to the receipt of the payments described below, see “—Employment Arrangements with Named Executive Officers” above.

David A. Van Vliet

As described above under “—Employment Arrangements with Named Executive Officers,” on November 23, 2009, we entered into a new employment agreement with Mr. Van Vliet that supersedes the employment agreement that was in effect during fiscal year 2009. Assuming that the employment agreement entered into with Mr. Van Vliet on November 23, 2009 was in effect on March 31, 2009, Mr. Van Vliet would have been entitled to benefits if his employment had been terminated by us without cause or by him for good reason, including if such termination occurred following a change of control of our company, subject to his compliance with the provisions of the agreement and the execution by Mr. Van Vliet of a general release of claims. In either case, Mr. Van Vliet would have been entitled to (1) continued benefits over an 18-month period and (2) severance pay equal to two times the sum of (x) Mr. Van Vliet’s then current base salary plus (y) Mr. Van Vliet’s target annual cash incentive, which target annual cash incentive (solely for purposes of determining payments following termination) would have been determined by the Board in its sole discretion at the time of such termination and would not have exceeded 50 percent of Mr. Van Vliet’s then-current base salary. Such severance pay would have been paid over a period of 12 months in equal bi-weekly installments, less deductions as required by law, or in a lump sum, less deductions as required by law, if the termination had occurred within 12 months of a change of control. (As described above under “—Employment Arrangements with Named Executive Officers,” if the termination were to occur after December 1, 2010, a different calculation would be used to determine Mr. Van Vliet’s target annual cash incentive for purposes of determining payments following termination.)

Assuming that Mr. Van Vliet’s employment had been terminated as of March 31, 2009 by us without cause or by him for good reason, regardless of whether following a change of control of our company, the value of these benefits would have been approximately $1,589,823, calculated as follows:

2x Annual base salary	$1,050,000
2x Target annual cash incentive(a)	525,000
Employee benefits(b)	14,823

Total value	$1,589,823

(a)	Assumes a target annual cash incentive equal to 50% of Mr. Van Vliet’s base salary.
(b)	Represents the benefits to be paid to Mr. Van Vliet, including continued participation in plans providing medical, dental and vision insurance benefits, as applicable, over the next 18 months, assuming no increase in cost over the cost incurred for the 18 months ended March 31, 2009.

Ronald J. Kanterman

As described above under “—Employment Arrangements with Named Executive Officers,” Mr. Kanterman ceased serving as our Chief Financial Officer on September 2, 2009, and on December 14, 2009 we entered into a Separation Agreement and General Release and a Consulting and Confidentiality Agreement with Mr. Kanterman, each effective as of September 2, 2009. Such agreements supersede the employment agreement that was in effect during fiscal year 2009. Pursuant to the agreements, subject to his compliance with the provisions of the agreements, the execution by Mr. Kanterman of a general release of claims and the waiver by Mr. Kanterman of any rights to stock options held by him immediately prior to the separation date, Mr. Kanterman became entitled to (1) his annual base salary as of September 2, 2009 for a term of one year, payable in equal monthly installments, for agreeing to provide consulting services in the financial field, (2) an amount of $40,000, which represents the retention bonus Mr. Kanterman would have become entitled to had his employment continued, (3) an additional payment of $50,000 (including a gross-up payment such that after payment by Mr. Kanterman of all taxes imposed on the $50,000 and the gross-up payment, Mr. Kanterman would retain an amount equal to $50,000), and (4) continued health (including medical, vision and dental), life and disability insurance for himself and his family over a 12-month period.

The value of these benefits is approximately $435,040, calculated as follows:

Annual base salary(a)	$330,000
Retention bonus	40,000
Additional payment	50,000
Employee benefits(b)	15,040

Total value	$435,040

(a)	Represents consulting payments to Mr. Kanterman.
(b)	Represents continued health (including medical, vision and dental), life and disability insurance for Mr. Kanterman and his family over the next 12 months, assuming no increase in cost over the cost incurred for the 12 months ended March 31, 2009.

Michael S. Anderson

Under the terms of his employment agreement, Mr. Anderson is entitled to benefits if his employment is terminated by us not for cause or if his employment is terminated following a change of control of our company.

In the event of involuntary termination, except for cause, Mr. Anderson is entitled to receive severance pay equal to his annual salary payable in 12 equal installments, 12 months of continued medical, disability and term life insurance coverage and acceleration of unvested stock options to be immediately exercisable. Assuming that Mr. Anderson’s employment was terminated as of March 31, 2009, the value of these benefits would be approximately $415,402, calculated as follows:

Annual base salary	$400,000
Acceleration of stock options(a)	—
Employee benefits(b)	15,402

Total value	$415,402

(a)	Represents the aggregate value of the acceleration of unvested stock options based on the difference between the closing price of our Class A Common Stock on March 31, 2009 of $1.65 and the exercise price of the option. The value set forth above is zero because all of Mr. Anderson’s unvested stock options have exercise prices greater than $1.65.
(b)	Represents the benefits paid for Mr. Anderson including group term insurance, disability insurance and medical benefits.

In the event of a termination following a change of control of our company, Mr. Anderson is entitled to receive severance pay equal to 1.5 times base compensation plus any bonus that would be payable to him for 18 months following termination, and continued medical benefits for 24 months. In addition, any outstanding stock options will fully vest and remain exercisable for 90 days following termination. Assuming that Mr. Anderson’s employment was terminated as of March 31, 2009 following a change of control, the value of these benefits to Mr. Anderson would be approximately $810,804, calculated as follows:

1.5x base salary	$600,000
Bonus(a)	180,000
Acceleration of stock options(b)	—
Employee benefits(c)	30,804

Total value	$810,804

(a)	Represents an estimated bonus to be paid assuming an annual bonus of 30% of base salary prorated over 18 months.
(b)	Represents the aggregate value of the acceleration of unvested stock options based on the difference between the closing price of our Class A Common Stock on March 31, 2009 of $1.65 and the exercise price of the option. The value set forth above is zero because all of Mr. Anderson’s unvested stock options have exercise prices greater than $1.65.
(c)	Represents the benefits to be paid to Mr. Anderson, including group term life insurance and medical benefits, over the next 24 months assuming no increase in cost over the cost incurred for the 12 months ended March 31, 2009.

Gregory J. Divis, Jr.

As described above under “—Employment Arrangements with Named Executive Officers,” on November 19, 2009, we entered into a new employment agreement with Mr. Divis that supersedes the employment agreement that was in effect during fiscal year 2009. Assuming that the employment agreement entered into with Mr. Divis on November 19, 2009 was in effect on March 31, 2009, Mr. Divis would have been entitled to benefits if his employment had been terminated by us without cause or by him following the relocation of his principal place of employment by more than 75 miles, including if such termination occurred following a change of control of our company, subject to his compliance with the provisions of the agreement and the execution by Mr. Divis of a general release of claims. In either case, Mr. Divis would have been entitled to (1) continued benefits over an 18-month period and (2) severance pay equal to the sum of (x) Mr. Divis’ then current base salary plus (y) Mr. Divis’ target annual cash incentive, which target annual cash incentive, if none had been adopted for the applicable year, would have been equal to 25 percent of Mr. Divis’ then-current base salary. Such severance pay would have been paid over a period of 12 months in equal bi-weekly installments, less deductions as required by law, or in a lump sum, less deductions as required by law, if the termination had occurred within 12 months of a change of control.

Assuming that Mr. Divis’ employment had been terminated as of March 31, 2009 by us without cause or by him following a relocation of his principal place of employment by more than 75 miles, regardless whether following a change of control of our company, the value of these benefits would have been approximately $441,142, calculated as follows:

Annual base salary	$335,000
Target annual cash incentive(a)	83,750
Employee benefits(b)	22,392

Total value	$441,142

(a)	Assumes a target annual cash incentive of 25% of Mr. Divis’ base salary.
(b)	Represents the benefits to be paid to Mr. Divis, including continued participation in plans providing medical, dental and vision insurance benefits, as applicable, over the next 18 months, assuming no increase in cost over the cost incurred for the 18 months ended March 31, 2009.

Richard H. Chibnall

As described above under “—Employment Arrangements with Named Executive Officers,” Mr. Chibnall ceased serving as our Vice President, Finance and Chief Accounting Officer on February 19, 2010. In connection with the termination of his employment by us not for cause, Mr. Chibnall will receive one-half of his annual base salary, reduced by usual withholdings, payable in six equal monthly installments. Mr. Chibnall will also receive, at our expense, continued medical, disability, life insurance and other insurance coverage for six months or until Mr. Chibnall obtains other full-time, non-temporary employment which provides comparable coverage. In addition, all stock options held by Mr. Chibnall became fully vested on the day of termination and remain exercisable for six months thereafter or until Mr. Chibnall obtains other full-time, non-temporary employment, if earlier. Further, under the terms of the Release described above under “—Employment Arrangements with Named Executive Officers,” Mr. Chibnall will receive a payment in the amount of one-twelfth of his annual base salary. The value of these benefits is approximately $152,091, calculated as follows:

One-half annual base salary	$126,126
One-twelfth annual base salary	21,021
Acceleration of stock options(a)	—
Employee benefits(b)	4,944

Total value	$152,091

(a)	Represents the aggregate value of the acceleration of unvested stock options based on the difference between the closing price of our Class A Common Stock on February 19, 2010 of $3.03 and the exercise price of the option. The value set forth above is zero because all of Mr. Chibnall’s unvested stock options have exercise prices greater than $3.03.
(b)	Represents the benefits to be paid to Mr. Chibnall, including continued medical, disability, life insurance and other insurance coverage, as applicable, over the next 6 months, assuming no increase in cost over the cost incurred for the 18 months ended March 31, 2009.

Gregory S. Bentley

Under the terms of his employment agreement, Mr. Bentley was entitled to benefits after his employment was terminated by us without cause. During the 120 day notice period following his termination without cause on January 16, 2009, Mr. Bentley received his regular compensation. Pursuant to the employment agreement, such payments would have been reduced by any compensation Mr. Bentley would have received from other full-time employment during the notice period. We exercised our option pursuant to the employment agreement to direct Mr. Bentley not to perform any work for us or our affiliates during the notice period.

Base salary for 120 days	$114,475

Total value	$114,475

Pension Benefits

Name	Plan Name	Present Value of Accumulated Benefit	Payments During Last Fiscal Year ($)
Marc S. Hermelin	K-V Pharmaceutical Company Non-Qualified Retirement Plan	$—	$—

Under the terms of his employment agreement, Mr. M. Hermelin would have been entitled to receive retirement compensation paid in the form of a single life annuity equal to 30% of his final average compensation, payable each year at the beginning of retirement and continuing for the longer of ten years or life. Final average compensation would have been based on the highest compensation (including bonuses) earned during the three consecutive years of the five-year period ending immediately prior to the retirement date. Since the employment agreement was terminated as discussed above, the present value of the accumulated benefit is zero. Mr. M. Hermelin has informed us, however, that he believes he effectively retired from his employment with us prior to the termination of his employment agreement on December 5, 2008 by the Board.

In addition, the employment agreement would have entitled Mr. M. Hermelin to consulting compensation for up to 300 hours annually and additional compensation in consideration for complying with certain restrictive covenants, each equal to 15% of final average compensation payable in the form of a single life annuity for the longer of ten years or life.

Retirement expense is recognized under the requirements of APB 12. Under APB 12, to the extent the terms of the contract attribute all or a portion of the expected future benefits to a period of service greater than one year, the cost of those benefits are accrued over that period of the employee’s service in a systematic and rational manner. The method used for this calculation allocates expense to each year as the difference between the present value of accrued benefits (based upon updated compensation and discount rates) at the end of the fiscal year and the beginning of the fiscal year. The present value of the accumulated benefit was unfunded at the time of Mr. M. Hermelin’s termination.

There are no defined benefit arrangements for the other named executive officers.

Compensation Committee Interlocks and Insider Participation

Jonathon E. Killmer served as the Chairman of the Compensation Committee, and Norman D. Schellenger served as a member of the Compensation Committee, during fiscal year 2009. Neither has ever served as an officer or employee of our company or had any relationship requiring disclosure under any paragraph of Item 404 of Regulation S-K.

COMPENSATION COMMITTEE REPORT

In fulfilling its oversight responsibilities with respect to the Compensation Discussion and Analysis included in this Annual Report on Form 10-K, the Compensation Committee, among other things, has:

•	reviewed and discussed the Compensation Discussion and Analysis with management; and

•	based on such review, the Compensation Committee recommended to the Board of Directors that such Compensation Discussion and Analysis be included in this Annual Report on Form 10-K.

Respectfully submitted,

THE COMPENSATION COMMITTEE OF THE BOARD OF DIRECTORS OF K-V PHARMACEUTICAL COMPANY

Jonathon E. Killmer, Chairman

Norman D. Schellenger, Member

The information contained in the Compensation Committee Report in this Annual Report on Form 10-K is not deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A or 14C under the Exchange Act or to the liabilities of Section 18 of the Exchange Act, and will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act, except to the extent we specifically incorporate it by reference into such a filing.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners

Under regulations of the SEC, persons who have power directly or indirectly to vote or to dispose of our shares of Class A and Class B Common Stock (together, the “Common Stock”), either alone or jointly with others, are deemed to be beneficial owners of those shares. The following table sets forth information as of January 31, 2010, with respect to each person known by us to be the beneficial owner of more than 5% of the outstanding shares of our Common Stock, in addition to those holders listed under “Security Ownership of Management.”

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class A	Percent of Class B
Class A Common Stock	FMR LLC(1) 82 Devonshire Street Boston, MA 02109	4,109,050	10.89%	—

Class A Common Stock	Royce & Associates, LLC(2) 1414 Avenue of the Americas New York, NY 10019	3,463,823	9.18%	—

Class B Common Stock	Parkside Financial Bank & Trust(3) 8112 Maryland Avenue, Suite 101 Clayton, MO 63105	2,234,145	—	18.45%

Class B Common Stock	Thomas R. Corbett(4) One US Bank Plaza St. Louis, MO 63101	881,780	—	7.28%

(1)	As reflected on the Schedule 13G/A dated December 31, 2009 and filed with the SEC on February 16, 2010 by FMR LLC and Edward C. Johnson 3d. As more fully described on the Schedule 13G/A, Fidelity Management & Research Company, a wholly-owned subsidiary of FMR LLC and an investment adviser registered under Section 203 of the Investment Advisers Act of 1940, is the beneficial owner of 4,109,050 shares of Class A Common Stock as a result of acting as investment adviser to various investment companies registered under Section 8 of the Investment Company Act of 1940. The ownership of such investment companies is more fully described on the Schedule 13G/A. Edward C. Johnson 3d and FMR LLC each reported no sole voting power; no shared voting power; sole dispositive power of 4,109,050 shares of Class A Common Stock; and no shared dispositive power.
(2)	As reflected on the Schedule 13G dated November 30, 2008 and filed with the SEC on January 26, 2009 by Royce & Associates, LLC, which reported sole voting power of 3,463,823 shares of Class A Common Stock; no shared voting power; sole dispositive power of 3,463,823 shares of Class A Common Stock; and no shared dispositive power.
(3)	As reflected on the Schedule 13G dated December 31, 2009 and filed with the SEC on February 12, 2010 by Parkside Financial Bank & Trust. As more fully described on a Form 4 filed with the SEC on March 27, 2009 by Parkside Financial Bank & Trust, Parkside Financial Bank & Trust is the successor trustee pursuant to a Trust Agreement dated 12/22/1973 for the benefit of Anne S. Kirschner and on behalf of Anne S. Kirschner individually.
(4)	As reflected on the Schedule 13D dated August 1, 2009 and filed with the SEC on August 5, 2009 by Mr. Corbett, as amended by the Schedule 13D/A dated September 2, 2009 and filed with the SEC on September 2, 2009 and the Schedule 13D/A dated December 10, 2009 and filed with the SEC on December 15, 2009, as more fully described on the Schedule 13D, as amended. Consists of (i) 215,115 shares of Class B Common Stock over which Mr. Corbett has sole voting and dispositive power as trustee of the Victor M. Hermelin Trust FBO Marc S. Hermelin, dated June 2, 1971 and the Victor M. Hermelin Trust FBO Arnold L. Hermelin, dated June 2, 1971 and (ii) 666,665 shares of Class B Common Stock over which Mr. Corbett has sole voting and dispositive power as trustee of the Yosef Trust, dated January 1, 1997. Mr. Corbett has no pecuniary interest in any of the shares of Class B Common Stock described in this footnote (4) and disclaims beneficial ownership of all such shares.

Security Ownership of Management

The following table shows, as of January 31, 2010, the beneficial ownership of (1) each of the executive officers named in the Summary Compensation Table, (2) each present director of our company and (3) all present directors and executive officers as a group of all of our shares of Class A Common Stock and Class B Common Stock. Unless otherwise noted, voting and dispositive power relating to the shares described below is exercised solely by the listed beneficial owner. The individuals named have furnished this information to us.

Name of Beneficial Owner	Amount of Beneficial Ownership- Class A Stock(a)		Percent of Class A(b)		Amount of Beneficial Ownership- Class B Stock(a)		Percent of Class B(b)
Jean M. Bellin	19,300		*	*	—		—

Kevin S. Carlie	25,900		*	*	13,500	(c)	* *

Terry B. Hatfield	19,300		*	*	—		—

Shares beneficially attributed to David S. Hermelin pursuant to a trust:
Lawrence Brody, Marc S. Hermelin and David S. Hermelin, Trustees One Metropolitan Square St. Louis, MO 63101	1,447,535	(d)	3.69%		2,136,555	(d)	17.62%
David S. Hermelin, individually owned	30,375		*	*	52,875		* *

Total shares attributable to David S. Hermelin	1,477,910		3.77%		2,189,430		18.06%

Shares beneficially attributed to Marc S. Hermelin pursuant to trusts:
Lawrence Brody, Arnold L. Hermelin and Marc S. Hermelin, Trustees One Metropolitan Square St. Louis, MO 63101	1,000,312	(e)	2.55%		2,246,209	(e)	18.53%
Lawrence Brody, Marc S. Hermelin and David S. Hermelin, Trustees One Metropolitan Square St. Louis, MO 63101	1,447,535	(d)	3.69%		2,136,555	(d)	17.62%
Marc S. Hermelin, individually owned	372,842	(f)	*	*	1,934,401	(f)	15.95%

Total shares attributable to Marc S. Hermelin	2,820,689		7.20%		6,317,165		52.10%

Ronald J. Kanterman	3,100		*	*	—		—

Jonathon E. Killmer	17,800		*	*	5,000		* *

John Sampson	—		—		—		—

Norman D. Schellenger	19,300		*	*	—		—

David A. Van Vliet	117,495		*	*	—		—

Michael S. Anderson	134,431		*	*	—		—

Gregory J. Divis, Jr.	37,331		*	*	—		—

Richard H. Chibnall	39,350		*	*	—		—

Gregory S. Bentley	—		—		—		—

All current directors and executive officers as a group (17 individuals)	3,331,703	(g)	8.50%		6,388,540	(g)	52.69%

**	Less than one percent
(a)	Includes the following shares that were not owned by the persons listed but which could be purchased from us under options exercisable currently or within 60 days after January 31, 2010.

	Shares of Class A Common Stock	Shares of Class B Common Stock
Jean M. Bellin	19,300	—
Kevin S. Carlie	25,900	—
Terry B. Hatfield	19,300	—
David S. Hermelin	15,000	—
Marc S. Hermelin	15,000	—
Ronald J. Kanterman	—	—
Jonathon E. Killmer	16,800	5,000
John Sampson	—	—
Norman D. Schellenger	19,300	—
David A. Van Vliet	115,995	—
Michael S. Anderson	86,331	—
Gregory J. Divis, Jr.	36,106	—
Richard H. Chibnall	35,000	—
Gregory S. Bentley	—	—

(b)	In determining the percentages of shares deemed beneficially owned by each director and executive officer listed herein, the exercise of all options held by each person that are currently exercisable or will become exercisable within 60 days of January 31, 2010 is assumed.
(c)	These shares are held as security for a loan.
(d)	These shares are held in two irrevocable trusts created by another party, the beneficiaries of which are Marc S. Hermelin (as to 956,036 shares of Class A Common Stock and 1,771,293 shares of Class B Common Stock) and Minnette Hermelin (deceased), the mother of Marc S. Hermelin (as to 491,499 shares of Class A Common Stock and 365,262 shares of Class B Common Stock).
(e)	These shares are held in an irrevocable trust created by another party, the beneficiary of which is Arnold L. Hermelin.
(f)	These shares include 15,000 options of Class A Common Stock, which vest in four quarterly installments beginning on March 31, 2009.
(g)	All of such shares are owned, or represented by shares purchasable as set forth in footnote (a). In determining the percentage of shares deemed beneficially owned by all directors and executive officers as a group, the exercise of all options held by each person which currently are exercisable or are exercisable within 60 days of January 31, 2010, is assumed. For such purposes, 39,200,798 shares of Class A Common Stock and 12,124,335 shares of Class B Common Stock are assumed to be outstanding.

In addition to the 37,735,436 shares of Class A Common Stock outstanding as of January 31, 2010, 40,000 shares of the 7% Preferred Stock were issued and outstanding. Each share of 7% Preferred Stock is convertible into Class A Common Stock at a ratio of 8.4375 shares of Class A Common Stock for each share of 7% Preferred Stock. Other than as required by law, holders of 7% Preferred Stock have no voting rights. If all shares of the 7% Preferred Stock were converted, the aggregate voting power thereof would be equivalent to the voting power of 16,875 shares of Class B Common Stock.

In addition, all holders of Class B Common Stock have the right, at any time, to convert their Class B Common Stock into Class A Common Stock on a share-for-share basis. If all shares of Preferred Stock and all shares of Class B Common Stock were converted into Class A Common Stock, 51,662,633 shares of Class A Common Stock would be outstanding, and each person included in the previous table would hold the number of shares of Class A Common Stock equal to the number of shares of Class B Common Stock listed in the table plus the number of shares of Class A Common Stock listed in the table, which includes options exercisable by all directors and executive officers currently or within 60 days after January 31, 2010.

In addition, we issued $200.0 million principal amount of Convertible Subordinated Notes which mature in 2033 (“the Notes”) that are convertible, under certain circumstances, into shares of our Class A Common Stock at a conversion price of $23.01 per share, subject to possible adjustment. At the current conversion price, the Notes are convertible into 8,691,880 shares of Class A Common Stock.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Determination of Director Independence

Under the rules of the NYSE, a director of our company only qualifies as “independent” (1) if our Board affirmatively determines that the director has no material relationship with our company (either directly or as a partner, shareholder or officer of an organization that has a relationship with our company) and (2) as long as such director otherwise meets the requirements for independence set forth in Section 303A.02 of the NYSE’s Listed Company Manual. Our Board has established guidelines to assist it in determining whether a director has a material relationship with our company. Under these guidelines, a director is considered to be independent if he or she meets the criteria for independence set forth on Exhibit A of our Corporate Governance Guidelines and as required by the Sarbanes-Oxley Act of 2002, the SEC and the NYSE. A copy of our Corporate Governance Guidelines (including Exhibit A) is available on our Internet website (http://www.kvpharmaceutical.com) and can be obtained free of charge by written request to the attention of the Secretary at the address appearing on the first page of this Annual Report on Form 10-K or by telephone at (314) 645-6600.

Our Board of Directors has determined that Messrs. Bellin, Carlie, Hatfield, Killmer and Schellenger are “independent” as determined under our Corporate Governance Guidelines and Section 303A.02 of the NYSE’s Listed Company Manual. Our Board intends to make a determination of Mr. Sampson’s independence in connection with our next annual meeting.

Transactions with Related Persons

Victor M. Hermelin, our founder and Chairman Emeritus, father of Marc S. Hermelin and grandfather of David S. Hermelin, received a salary, consulting fees and other compensation of $142,005, $12,888 and $4,776, respectively, during the fiscal year ended March 31, 2009.

Marc S. Hermelin, a director, the beneficial owner of more than 5% of the outstanding shares of our Class A and Class B Common Stock and our former Chairman and Chief Executive Officer, is a partner in a partnership that leases certain real property to us. Lease payments made by us to the partnership for this property during the fiscal year ended March 31, 2009 was $316,113. Mr. M. Hermelin also received fees for serving as a director on the Board during fiscal year ended March 31, 2009 as set forth above under Item 11—“Executive Compensation—Compensation of Directors—Total Director Compensation Paid During Fiscal Year 2009.”

David S. Hermelin, the son of Marc S. Hermelin, is a director and was employed by us as Vice President, Corporate Strategy and Operations Analysis until December 5, 2008. Pursuant to the terms of his employment agreement with us, Mr. D. Hermelin received a salary, earned incentive and other compensation of $204,627, $0 and $58,686, respectively, during the fiscal year ended March 31, 2009. Mr. D. Hermelin’s employment agreement and employment with us were terminated on December 5, 2008. Mr. D. Hermelin also received fees for serving as a director on the Board during fiscal year ended March 31, 2009 as set forth above under Item 11—“Executive Compensation—Compensation of Directors—Total Director Compensation Paid During Fiscal Year 2009.”

Sarah R. Weltscheff was employed by us as senior vice president, human resource management and corporate communications until December 5, 2008. Ms. Weltscheff and Marc S. Hermelin are married. During the fiscal year ended March 31, 2009, Ms. Weltscheff (1) received a salary, earned incentive and other compensation of $254,216, $0 and $54,311, respectively, from employment with us and (2) exercised options with a realized value of $26,678. Realized value is based on the difference between the market price of the stock on the date of exercise and the exercise price. Ms. Weltscheff’s employment agreement and employment with us were terminated on December 5, 2008.

Review, Approval or Ratification of Transactions with Related Persons

Pursuant to the related party transaction guidelines adopted by the Board, the Nominating and Corporate Governance Committee is responsible for reviewing, approving and ratifying all related party transactions. A related party transaction is any transaction in which we are a party, and in which an executive officer, director, nominee for director, a stockholder owning 5% or more of our securities or any of such person’s immediate family members, is a party or is known by us to have a direct or indirect material benefit. In cases where a member of the Nominating and Corporate Governance Committee is a party to the related party transaction, such member shall not participate in approving the transaction. Compensation paid to related parties or their immediate family members need not be approved if (1) the total compensation amount is less than $120,000 per year or (2) the compensation has otherwise been approved by the Compensation Committee or the Board.

In determining whether a related party transaction is in, or not opposed to, our best interest, the Nominating and Corporate Governance Committee may consider any factors deemed relevant or appropriate, including (but not be limited to):

•	whether there are any actual or apparent conflicts of interest;

•	the nature, size or degree of those conflicts;

•	whether such conflicts may be mitigated;

•	the potential benefits and detriments to us of such related party transaction;

•	whether the nature or terms of the related party transaction are unusual; and

•	whether steps have been taken to ensure fairness to us.

In making its decision, the Nominating and Corporate Governance Committee may consider our compliance officer’s written recommendation as to issues raised under our Standards of Business Ethics Policy. In addition, the Nominating and Corporate Governance Committee may seek such additional information as it deems necessary, including, without limitation, any other legal or expert advice considered appropriate. All transactions described above were approved under our related party transaction guidelines.

Item 14.	Principal Accounting Fees and Services

Audit Fees

The following table sets forth the amount of audit fees, audit-related fees, tax fees and all other fees billed or expected to be billed by KPMG LLP, our current independent registered public accounting firm, during the fiscal years ended March 31, 2009 and March 31, 2008, respectively:

	March 31, 2009	March 31, 2008
Audit Fees(1)	$3,500,000	$1,000,000
Total Fees	$3,500,000	$1,000,000

(1)	Includes fees for professional services rendered in connection with the audit of our consolidated financial statements and internal control over financial reporting and the review of consolidated financial statements included in our quarterly reports for the related annual period.

Includes approximately $840,000 for special investigation services rendered during the fiscal year ended March 31, 2009.

Pre-Approval Policies and Procedures

The Audit Committee has adopted a policy that requires advance approval of all audit, audit-related, tax services, and other services provided to us by the independent registered public accounting firm. The policy provides for pre-approval by the Audit Committee of specifically defined audit and non-audit services. Unless the specific service has been previously pre-approved with respect to a particular year, the Audit Committee must approve the permitted service before the independent registered public accounting firm is engaged to perform it. The Audit Committee has delegated to the Chairman of the Audit Committee authority to approve permitted services provided that the Chairman reports any decisions to the Audit Committee at its next scheduled meeting.

The Audit Committee approved all audit and non-audit services provided by the independent registered public accounting firm for the fiscal year ended March 31, 2009. The Audit Committee, after review and discussion with KPMG LLP of our pre-approval policies and procedures, determined that the provision of these services in accordance with such policies and procedures was compatible with maintaining KPMG LLP’s independence.

We have retained KPMG LLP to act as our independent registered public accounting firm for the fiscal year ending March 31, 2010.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

The following documents are filed as a part of this Annual Report on Form 10-K:

		Page
(a) 1.	Financial Statements:

	The following consolidated financial statements of the Company are included in Item 8—“Financial Statements and Supplementary Data” of this Annual Report on Form 10-K:

	Report of Independent Registered Public Accounting Firm	105

	Consolidated Balance Sheets as of March 31, 2009 and 2008	106

	Consolidated Statements of Operations for the Years Ended March 31, 2009, 2008 and 2007	107

	Consolidated Statements of Comprehensive Income (Loss) for the Years Ended March 31, 2009, 2008 and 2007	109

	Consolidated Statements of Shareholders’ Equity for the Years Ended March 31, 2009, 2008 and 2007	110

	Consolidated Statements of Cash Flows for the Years Ended March 31, 2009, 2008 and 2007	111

	Notes to Consolidated Financial Statements	112

2.	Financial Statement Schedules:

	Schedule II—Valuation and Qualifying Accounts	221

3.	Exhibits. See the Exhibit Index on pages 222 through 227 of this Annual Report on Form 10-K. Management contracts and compensatory plans are designated on the Exhibit Index.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

K-V PHARMACEUTICAL COMPANY

By:	/s/ David A. Van Vliet
David A. Van Vliet Interim President and Interim Chief Executive Officer (Principal Executive Officer)

By:	/s/ Thomas S. McHugh

Thomas S. McHugh

Interim Chief Financial Officer, Interim Treasurer, Chief Accounting Officer, Vice President of Finance and Corporate Controller

(Principal Financial Officer and Principal Accounting Officer)

Date: March 25, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in their capacities as members of the Board of Directors of the Company on the date indicated:

Signature as of March 25, 2010:

By:	/s/ Terry B. Hatfield
Terry B. Hatfield

By:	/s/ Jean M. Bellin
Jean M. Bellin

By:	/s/ Kevin S. Carlie
Kevin S. Carlie

By:
David S. Hermelin

By:
Marc S. Hermelin

By:	/s/ Jonathon E. Killmer
Jonathon E. Killmer

By:	/s/ John Sampson
John Sampson

By:	/s/ Norman D. Schellenger
Norman D. Schellenger

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

	Balance at beginning of year	Additions charged to costs and expenses	Amounts charged to reserves	Balance at end of year
Year Ended March 31, 2007:
Allowance for doubtful accounts	$397	$320	$1	$716
Reserves and liabilities for sales allowances	30,405	150,646	147,443	33,608
Inventory obsolescence	4,152	11,979	3,746	12,385

	$34,954	$162,945	$151,190	$46,709

Year Ended March 31, 2008:
Allowance for doubtful accounts	$716	$168	$17	$867
Reserves and liabilities for sales allowances	33,608	240,573	221,276	52,905
Inventory obsolescence	12,385	18,849	11,286	19,948

	$46,709	$259,590	$232,579	$73,720

Year Ended March 31, 2009:
Allowance for doubtful accounts	$867	$(577)	$290	$—
Reserves and liabilities for sales allowances	52,905	344,891	304,305	93,491
Inventory obsolescence	19,948	74,212	42,186	51,974

	$73,720	$418,526	$346,781	$145,465

Financial statements of K-V Pharmaceutical Company (separately) are omitted because KV is primarily an operating company and its subsidiaries included in the financial statements are wholly-owned and are not materially indebted to any person other than through the ordinary course of business.

EXHIBIT INDEX

Exhibit No.	Description
3.1	Certificate of Incorporation of the Company, as amended through September 5, 2008, filed herewith.

3.2	By-Laws of the Company, as amended through December 29, 2009, which was filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K filed January 4, 2010, are incorporated herein by reference.

4.1	Certificate of Designation of Rights and Preferences of 7% Cumulative Convertible preferred stock of the Company, effective June 9, 1987, and related Certificate of Correction, dated June 17, 1987, which was filed as Exhibit 4(f) to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 1987, are incorporated herein by reference.

4.2	Indenture dated as of May 16, 2003, by and between the Company and Deutsche Bank Trust Company Americas, which was filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed May 21, 2003, is incorporated herein by reference.

4.3	Registration Rights Agreement dated as of May 16, 2003, by and between the Company and Deutsche Bank Securities, Inc., as representative of the several Purchasers, which was filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K filed May 21, 2003, is incorporated herein by reference.

4.4	Promissory Note, dated March 23, 2006 between MECW, LLC and LaSalle National Bank Association, which was filed as Exhibit 99 to the Company’s Current Report on Form 8-K filed March 29, 2006, is incorporated herein by reference.

4.5	Credit Agreement, dated as of June 9, 2006, among the Company and its subsidiaries, LaSalle Bank National Association, Citibank, F.S.B. and the other lenders thereto, which was filed as Exhibit 4(g) to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2006, is incorporated herein by reference.

10.1	Lease of the Company’s facility at 2503 South Hanley Road, St. Louis, Missouri, and amendment thereto, between the Company as Lessee and Marc S. Hermelin as Lessor, which was filed as Exhibit 10(n) to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 1983, is incorporated herein by reference.

10.2	Amendment to the Lease for the facility located at 2503 South Hanley Road, St. Louis, Missouri, between the Company as Lessee and Marc S. Hermelin as Lessor, which was filed as Exhibit 10(p) to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 1992, is incorporated herein by reference.

10.3	Amendment to Lease dated February 17, 1997, for the facility located at 2503 South Hanley Road, St. Louis, Missouri, between the Company as Lessee and Marc S. Hermelin as Lessor, which was filed as Exhibit 10(aa) to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 1997, is incorporated herein by reference.

10.4*	K-V Pharmaceutical Company Fourth Restated Profit Sharing Plan and Trust Agreement dated September 18, 1990, which was filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-8 No. 33-36400, is incorporated herein by reference.

10.5*	First Amendment to the K-V Pharmaceutical Company Fourth Restated Profit Sharing Plan and Trust dated September 18, 1990, is incorporated herein by reference.

10.6*	Fourth Amendment to and Restatement, dated as of January 2, 1997, of the K-V Pharmaceutical Company 1991 Incentive Stock Option Plan, which was filed as Exhibit 10(y) to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 1997, is incorporated herein by reference.

Exhibit No.	Description
10.7*	K-V Pharmaceutical Company 2001 Incentive Stock Option Plan, as amended, which was filed as Appendix B to the Company’s Definitive Proxy Statement on Schedule 14A filed July 29, 2008, is incorporated herein by reference.

10.8*	Form of 2001 Incentive Stock Option Plan Award Agreement for Employees, which was filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed November 22, 2005, is incorporated herein by reference.

10.9*	Form of 2001 Incentive Stock Option Plan Award Agreement for Directors, which was filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed November 22, 2005, is incorporated herein by reference.

10.10*	Form of Incentive Stock Option Agreement for grants to employees pursuant to the K-V Pharmaceutical Company 2001 Incentive Stock Option Plan, which was filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed February 6, 2009, is incorporated herein by reference.

10.11*	Form of Nonqualified Stock Option Agreement for grants to employees pursuant to the K-V Pharmaceutical Company 2001 Incentive Stock Option Plan, which was filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed February 6, 2009, is incorporated herein by reference.

10.12*	Form of Nonqualified Stock Option Agreement for grants to directors pursuant to the K-V Pharmaceutical Company 2001 Incentive Stock Option Plan, which was filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed February 6, 2009, is incorporated herein by reference.

10.13*	Form of Incentive Stock Option Agreement for grants to employees pursuant to the K-V Pharmaceutical Company 2001 Incentive Stock Option Plan, filed herewith.

10.14*	Form of Nonqualified Stock Option Agreement for grants to employees pursuant to the K-V Pharmaceutical Company 2001 Incentive Stock Option Plan, filed herewith.

10.15*	Form of Nonqualified Stock Option Agreement for grants to directors pursuant to the K-V Pharmaceutical Company 2001 Incentive Stock Option Plan, filed herewith.

10.16*	Employment Agreement between the Company and Raymond F. Chiostri, Corporate Vice-President and President—Pharmaceutical Division, which was filed as Exhibit 10(l) to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 1992, is incorporated herein by reference.

10.17*	Agreement between the Company and Marc S. Hermelin, dated December 16, 1996, with supplemental letter attached, which was filed as Exhibit 10(z) to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 1997, is incorporated herein by reference.

10.18*	Amendment, dated as of October 30, 1998, to Employment Agreement between the Company and Marc S. Hermelin, which was filed as Exhibit 10(ee) to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 1999, is incorporated herein by reference.

10.19*	Amendment, dated December 2, 1999, to Employment Agreement between the Company and Marc S. Hermelin, which was filed as Exhibit 10(ii) to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2000, is incorporated herein by reference.

10.20*	Amendment, dated November 5, 2004, to Employment Agreement between the Company and Marc S. Hermelin, which was filed as Exhibit 10(a) to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, is incorporated herein by reference.

Exhibit No.	Description
10.21	Exclusive License Agreement, dated as of April 1, 1999, between Victor M. Hermelin as licensor and the Company as licensee, which was filed as Exhibit 10(ff) to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 1999, is incorporated herein by reference.

10.22*	Consulting Agreement, dated as of May 1, 1999, between the Company and Victor M. Hermelin, Chairman, which was filed as Exhibit 10(kk) to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2000, is incorporated herein by reference.

10.23*	Stock Option Agreement dated as of April 9, 2001, granting a stock option to Kevin S. Carlie, which was filed as Exhibit 10(ii) to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2002, is incorporated herein by reference.

10.24*	Stock Option Agreement dated as of July 26, 2002, granting a stock option to Marc S. Hermelin, which was filed as Exhibit 10(rr) to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2003, is incorporated herein by reference.

10.25*	Stock Option Agreement dated as of May 30, 2003, granting a stock option to Marc S. Hermelin, which was filed as Exhibit 10(yy) to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2004, is incorporated herein by reference.

10.26*	Employment Agreement between ETHEX and Patricia McCullough, Chief Executive Officer of ETHEX, dated January 30, 2006, which was filed as Exhibit 10(aa) to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2006, is incorporated herein by reference.

10.27*	Employment Agreement between the Company and Michael S. Anderson, Corporate Vice President, Industry Presence and Development, dated May 23, 1994, and amendments thereto, which was filed as Exhibit 10(bb) to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2006, is incorporated herein by reference.

10.28*	Employment Agreement between the Company and Ronald J. Kanterman, Vice President, Treasurer dated January 26, 2004, which was filed as Exhibit 10(x) to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2007, is incorporated herein by reference.

10.29*	Amendment to Employment Agreement between the Company and Ronald J. Kanterman, Vice President and Chief Financial Officer, dated March 23, 2008, which was filed as Exhibit 10(ff) to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2008, is incorporated herein by reference.

10.30*	Separation Agreement and General Release between the Company and Ronald J. Kanterman, dated as of September 2, 2009, filed herewith.

10.31*	Consulting and Confidentiality Agreement between the Company and Ronald J. Kanterman, dated as of September 2, 2009, filed herewith.

10.32*	Employment Agreement between the Company and Gregory S. Bentley, Senior Vice President and General Counsel, dated April 24, 2006, which was filed as Exhibit 10(y) to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2007, is incorporated herein by reference.

10.33*	Employment Agreement between the Company and David A. Van Vliet, Chief Administration Officer, dated September 29, 2006, which was filed as Exhibit 10(z) to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2007, is incorporated herein by reference.

Exhibit No.	Description
10.34*	Employment Agreement between the Company and David A. Van Vliet, Interim President and Interim Chief Executive Officer, dated November 23, 2009, which was filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed November 25, 2009, is incorporated herein by reference.

10.35*	Employment Agreement between the Company and Rita E. Bleser, President, Pharmaceutical Division, dated April 30, 2007, which was filed as Exhibit 10(aa) to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2007, is incorporated herein by reference.

10.36*	Employment Agreement between Ther-Rx and Gregory J. Divis, Jr., President, Ther-Rx Corporation, dated July 20, 2007, which was filed as Exhibit 10(bb) to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2007, is incorporated herein by reference.

10.37*	Employment Agreement between the Company and Gregory J. Divis, Jr., President of Ther-Rx Corporation, dated November 19, 2009, which was filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed November 25, 2009, is incorporated herein by reference.

10.38*	Employment Agreement between the Company and Janice C. Forsyth, General Counsel, Vice President and Secretary, dated January 11, 2010, filed herewith.

10.39*	Employment Agreement between the Company and Thomas S. McHugh, Interim Chief Financial Officer, Interim Treasurer, Chief Accounting Officer, Vice President of Finance and Corporate Controller, dated February 19, 2010, which was filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 11, 2010, is incorporated herein by reference.

10.40*	Employment and Confidential Information Agreement by and between the Company and Richard H. Chibnall, dated December 22, 1995, as amended by amendment dated February 1, 2000, amendment dated April 1, 2005 and amendment dated December 31, 2008, which was filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed February 18, 2010, is incorporated herein by reference.

10.41*	Agreement and Release, effective March 2, 2010, between the Company and Richard H. Chibnall, filed herewith.

10.42*	Fourth Amendment, effective March 2, 2010, to Employment and Confidential Information Agreement, as amended, by and between the Company and Richard H. Chibnall, filed herewith.

10.43*	Employment Agreement by and between Particle Dynamics, Inc. and Paul T. Brady, President, Particle Dynamics, Inc., dated May 5, 2005, which was filed as Exhibit 10(dd) to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2007, is incorporated herein by reference.

10.44*	Employment Agreement between the Company and David S. Hermelin, Vice President, Corporate Strategy and Operations Analysis, dated April 8, 1998, as amended by amendment dated August 16, 2004, which was filed as Exhibit 10(ee) to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2007, is incorporated herein by reference.

10.45*	Consulting agreement, dated March 23, 2008, between the Company and Gerald R. Mitchell, which was filed as Exhibit 10(gg) to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2008, is incorporated herein by reference.

10.46**	Asset Purchase Agreement by and between the Company and VIVUS, Inc., dated as of March 30, 2007, which was filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007, is incorporated herein by reference.

Exhibit No.	Description
10.47	Asset Purchase Agreement by and among the Company, Cytyc Prenatal Products Corp. and Hologic, Inc., dated as of January 16, 2008, which was filed as Exhibit 10(ii) to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2008, is incorporated herein by reference.

10.48	Amendment, dated January 8, 2010, to the Asset Purchase Agreement by and among the Company, Cytyc Prenatal Products Corp. and Hologic, Inc., dated as of January 16, 2008, filed herewith.

10.49	Form of Indemnification Agreement for directors, which was filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed October 29, 2008, is incorporated herein by reference.

10.50*	Form of Indemnification Agreement for Interim Chief Executive Officer, which was filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed December 31, 2009, is incorporated herein by reference.

10.51*	Form of Indemnification Agreement for Certain Executive Officers, which was filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed December 31, 2009, is incorporated herein by reference.

10.52*	Form of Retention Agreement, which was filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed May 5, 2009, is incorporated herein by reference.

10.53	Consent Decree of Permanent Injunction as filed in the United States District Court, Eastern District of Missouri, Eastern Division on March 2, 2009, which was filed as Exhibit 99.2 to the Company’s Current Report on Form 8-K filed March 3, 2009, is incorporated herein by reference.

10.54	Plea Agreement, Guidelines Recommendations and Stipulations as filed in the United States District Court, Eastern District of Missouri, Eastern Division on March 2, 2010, which was filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K filed March 3, 2010, is incorporated herein by reference.

10.55	Settlement Agreement, dated as of June 9, 2009, among Purdue Pharma L.P., The P.F. Laboratories, Inc., Purdue Pharmaceuticals L.P. and the Company, which was filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed June 10, 2009, is incorporated herein by reference.

10.56**	Patent License Agreement, dated as of June 9, 2009, among Purdue Pharma L.P., The P.F. Laboratories, Inc., Purdue Pharmaceuticals L.P. and the Company, which was filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed June 10, 2009, is incorporated herein by reference.

10.57**	Distribution and Supply Agreement, dated as of June 9, 2009, between Purdue Pharma L.P. and the Company, which was filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed June 10, 2009, is incorporated herein by reference.

21	List of Subsidiaries, filed herewith.

23.1	Consent of KPMG LLP, filed herewith.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

Exhibit No.	Description

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

*	Management contract or compensation plan.
**	Confidential portions of this exhibit have been redacted and filed separately with the SEC pursuant to a confidential treatment request in accordance with Rule 24b-2 of the Securities Exchange Act of 1934, as amended.