Form 10-Q
period 2009-06-30
KV PHARMACEUTICAL CO /DE/
filed 2010-04-29
CIK 57055

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

Yes [    ] No [    ]

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

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [    ] No [ X ]

As of March 31, 2010, the registrant had outstanding 37,736,660 and 12,112,285 shares of Class A and Class B Common Stock, respectively, exclusive of treasury shares.

EXPLANATORY NOTE

The filing of this Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2009 was delayed due to the time required to (1) complete the internal investigation conducted by the Audit Committee (the “Audit Committee”) of our Board of Directors (the “Board”) with respect to a range of specific allegations involving, among other items, U.S. Food and Drug Administration (the “FDA”) regulatory and other compliance matters and management misconduct, (2) resolve certain matters with a potential financial reporting impact resulting from such investigation, (3) evaluate the financial statement implications of the provisions of the consent decree we entered into with the FDA on March 2, 2009 and of the previously disclosed actions to recall all of the drug products we manufactured, suspend manufacturing and shipment of our products, substantially reduce our workforce and realign our cost and organizational structure and (4) prepare and file with the Securities and Exchange Commission (the “SEC”) our Annual Report on Form 10-K for the fiscal year ended March 31, 2009.

Information provided herein for periods after June 30, 2009 is preliminary. As such, this information is not final or complete, and remains subject to change, possibly materially.

Unless otherwise noted, when we refer to a specific fiscal year, we are referring to our fiscal year that ended on March 31 of that year (for example, fiscal year 2009 refers to the fiscal year ended March 31, 2009).

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

Such factors include (but are not limited to) the following:

(1)	the ability to continue as a going concern;
(2)	difficulties and uncertainties with respect to obtaining additional capital, as more fully described in Part I, Item 2—“Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” in this Quarterly Report on Form 10-Q;
(3)	the consent decree between us and the FDA and our suspension of the production and shipment of all of the products that we manufacture and the related nationwide recall affecting all of the products that we manufacture, as well as the related material adverse effect on our revenue, assets and liquidity and capital resources, as more fully described in Part I, Item 2—“Management’s Discussion and Analysis of Financial Condition and Results of Operations—Background—Discontinuation of Manufacturing and Distribution; Product Recalls; and the FDA Consent Decree” in this Quarterly Report on Form 10-Q;
(4)	the possibility of further reducing our operations, including further reductions of our employee base, and significantly curtailing some or all of our efforts to meet the consent decree’s requirements and return our approved products to market in order to maintain and attempt to increase our limited cash and financial resources, and related costs and accounting charges from taking such actions;
(5)	the plea agreement between us and the U.S. Department of Justice and our obligations in connection therewith, as well as the related material adverse effect, if any, on our revenue, assets and liquidity and capital resources, as more fully described in Note 20—“Subsequent Events” of the Notes to the Consolidated Financial Statements in this Quarterly Report on Form 10-Q;
(6)	changes in the current and future business environment, including interest rates and capital and consumer spending;
(7)	the difficulty of predicting FDA approvals, including timing, and that any period of exclusivity may not be realized;
(8)	the possibility of not obtaining FDA approvals or delay in obtaining FDA approvals;
(9)	acceptance of and demand for our new pharmaceutical products;
(10)	the introduction and impact of competitive products and pricing, including as a result of so-called authorized-generic drugs;
(11)	new product development and launch, including the possibility that any product launch may be delayed;
(12)	reliance on key strategic alliances;
(13)	the availability of raw materials and/or products manufactured for us under contract manufacturing arrangements with third parties;

(14)	the regulatory environment, including regulatory agency and judicial actions and changes in applicable law or regulations;
(15)	fluctuations in revenues;
(16)	the difficulty of predicting international regulatory approvals, including timing;
(17)	the difficulty of predicting the pattern of inventory movements by our customers;
(18)	the impact of competitive response to our sales, marketing and strategic efforts, including the introduction or potential introduction of generic or competing products against products sold by us and our subsidiaries;
(19)	risks that we may not ultimately prevail in litigation, including product liability lawsuits and challenges to our intellectual property rights by actual or potential competitors or to our ability to market generic products due to brand company patents and challenges to other companies’ introduction or potential introduction of generic or competing products by third parties against products sold by us or our subsidiaries including without limitation the litigation and claims referred to in Note 18—“Commitments and Contingencies” of the Notes to the Consolidated Financial Statements in this Quarterly Report on Form 10-Q;
(20)	the possibility that our current estimates of the financial effect of certain announced product recalls could prove to be incorrect;
(21)	whether any product recalls or product introductions result in litigation, agency action or material damages;
(22)	failure to supply claims by certain of our customers, including CVS Pharmacy, Inc., that, despite the formal discontinuation action by us of our products, we should compensate such customers for any additional costs they allegedly incurred for procuring products we did not supply;
(23)	the satisfaction or waiver of the terms and conditions for the acquisition of the full U.S. and worldwide rights to Gestiva™ set forth in the previously disclosed Gestiva™ acquisition agreement, as amended;
(24)	the series of putative class action lawsuits alleging violations of the federal securities laws by us and certain individuals, all as more fully described in Note 18—“Commitments and Contingencies” of the Notes to the Consolidated Financial Statements in this Quarterly Report on Form 10-Q;
(25)	the possibility that insurance proceeds are insufficient to cover potential losses that may arise from litigation, including with respect to product liability, failure to supply or securities litigation;
(26)	the informal inquiry initiated by the SEC and any related or additional governmental investigative or enforcement proceedings as more fully described in Note 18—“Commitments and Contingencies” of the Notes to the Consolidated Financial Statements in this Quarterly Report on Form 10-Q;
(27)	the possibility that the pending investigation by the Office of Inspector General of the Department of Health and Human Services into potential false claims under Title 42 of the U.S. Code as more fully described in Note 18—“Commitments and Contingencies” of the Notes to the Consolidated Financial Statements in this Quarterly Report on Form 10-Q could result in significant civil fines or penalties, including exclusion from participation in federal healthcare programs such as Medicare and Medicaid;
(28)	delays in returning, or failure to return, certain or many of our approved products to market, including loss of market share as a result of the suspension of shipments, and related costs;
(29)	the ability to sell or license certain assets, and the terms of such transactions;
(30)	the possibility that default on one type or class of our indebtedness could result in cross default under, and the acceleration of, our other indebtedness; and
(31)	the risks detailed from time to time in our filings with the SEC.

This discussion is not exhaustive, but is designed to highlight important factors that may impact our forward-looking statements.

Because the factors referred to above, as well as the statements included under the caption Part I, Item 2—“Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Quarterly Report on Form 10-Q, could cause actual results or outcomes to differ materially from those expressed in any forward-looking statements made by us or on our behalf, you should not place undue reliance on any forward-looking statements. All forward-looking statements attributable to us are expressly qualified in their entirety by the cautionary statements in this “Cautionary Note Regarding Forward-Looking Statements” and the risk factors that are included under Part I, Item 1A—“Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended March 31, 2009 and Part II, Item 1A—“Risk Factors” in this Quarterly Report on Form 10-Q, as supplemented by our subsequent SEC filings. Further, any forward-looking statement speaks only as of the date on which it is made and we are under no obligation to update any of the forward-looking statements after the date of this Quarterly Report on Form 10-Q. New factors emerge from time to time, and it is not possible for us to predict which factors will arise, when they will arise and/or their effects. In addition, we cannot assess the impact of each factor on our future business or financial condition or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

PART I. FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

K-V PHARMACEUTICAL COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited; dollars in thousands, except per share data)

	Three Months Ended June 30,
	2009	2008
Net revenues	$6,295	$131,060
Cost of sales	13,625	44,659

Gross profit (loss)	(7,330)	86,401

Operating expenses:
Research and development	10,909	15,491
Selling and administrative	30,921	56,827
Amortization of intangible assets	2,949	3,401
Purchased in-process research and development	-	2,000
Litigation and governmental inquiries	610	-
Restructuring	533	-

Total operating expenses	45,922	77,719

Operating income (loss)	(53,252)	8,682

Other expense (income):
Interest expense	2,088	2,518
Interest and other income	(1,397)	(879)

Total other expense, net	691	1,639

Operating income (loss) before income taxes	(53,943)	7,043
Income tax provision	1,669	2,866

Income (loss) from continuing operations	(55,612)	4,177
Income from discontinued operations
(net of taxes of $383 and $904)	661	1,394

Net income (loss)	$(54,951)	$5,571

Earnings (loss) per share:
Basic - Class A common	$(1.10)	$0.12
Basic - Class B common	(1.10)	0.10
Diluted - Class A common	(1.10)	0.11
Diluted - Class B common	(1.10)	0.10

Shares used in per share calculation:
Basic - Class A common	37,802	37,428
Basic - Class B common	12,108	12,081
Diluted - Class A common	49,910	59,082
Diluted - Class B common	12,108	12,147

See accompanying notes to consolidated financial statements

K-V PHARMACEUTICAL COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited; dollars in thousands)

	June 30, 2009	March 31, 2009
ASSETS
Current Assets:
Cash and cash equivalents	$79,831	$75,730
Marketable securities	-	-
Receivables, net	1,917	21,058
Inventories, net	23,346	22,186
Prepaid and other assets	13,986	16,609
Income taxes receivable	2,974	81,031
Deferred tax asset	4,365	8,842
Current assets held for sale	5,148	6,770

Total Current Assets	131,567	232,226
Property and equipment, less accumulated depreciation	184,555	188,212
Investment securities	64,859	65,971
Intangible assets and goodwill, net	145,483	148,399
Other assets	23,794	22,730
Non-current assets held for sale	1,449	1,616

Total Assets	$551,707	$659,154

LIABILITIES
Current Liabilities:
Accounts payable	$36,745	$35,975
Accrued liabilities	102,625	152,686
Current maturities of long-term debt	37,312	37,824
Current liabilities associated with assets held for sale	732	567

Total Current Liabilities	177,414	227,052
Long-term debt	200,589	200,725
Other long-term liabilities	43,016	44,045
Deferred tax liability	45,517	47,804

Total Liabilities	466,536	519,626

SHAREHOLDERS’ EQUITY
7% cumulative convertible Preferred Stock, $.01 par value; $25.00 stated and liquidation value; 840,000 shares authorized; issued and outstanding — 40,000 shares at both June 30, 2009 and March 31, 2009 (convertible into Class A shares on a 8.4375-to-one basis)	-	-
Class A and Class B Common Stock, $.01 par value; 150,000,000 and 75,000,000 shares authorized, respectively;
Class A – issued 41,097,067 and 41,065,529 at June 30, 2009 and March 31, 2009, respectively	411	411
Class B – issued 12,206,684 at both June 30, 2009 and March 31, 2009 (convertible into Class A shares on a one-for-one basis)	122	122
Additional paid-in capital	166,930	165,427
Retained earnings (deficit)	(25,197)	29,772
Accumulated other comprehensive (loss) income	178	845
Less: Treasury stock, 3,387,901 shares of Class A and 94,572 shares of Class B
Common Stock at June 30, 2009, and 3,365,218 shares of Class A and 94,572 shares of Class B Common Stock at March 31, 2009, at cost	(57,273)	(57,049)

Total Shareholders’ Equity	85,171	139,528

Total Liabilities and Shareholders’ Equity	$551,707	$659,154

See accompanying notes to consolidated financial statements

K-V PHARMACEUTICAL COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited; dollars in thousands)

	Three Months Ended June 30,
	2009	2008
Operating Activities:
Net income (loss)	$(54,951)	$5,571
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Acquired in-process research and development	-	2,000
Depreciation and amortization	8,128	8,890
Deferred income tax (benefit) provision	-	(202)
Deferred compensation	-	584
Stock-based compensation	1,206	1,127
Excess tax benefits associated with stock options	-	(181)
Changes in operating assets and liabilities:
Receivables, net	19,655	(1,474)
Inventories, net	(27)	(1,800)
Income taxes	80,648	1,979
Accounts payable and accrued liabilities	(48,442)	(4,104)
Other assets and liabilities	314	156

Net cash provided by operating activities	6,531	12,546

Investing Activities:
Purchase of property and equipment	(1,629)	(4,270)
Purchase of marketable securities	-	(356)
Sale of marketable securities	50	-
Product acquisition	-	(2,000)

Net cash used in investing activities	(1,579)	(6,626)

Financing Activities:
Principal payments on long-term debt	(648)	(606)
Dividends paid on preferred stock	(18)	(18)
Purchase of common stock for treasury	(224)	(88)
Excess tax benefits associated with stock options	-	181
Cash deposits received for stock options	2	291

Net cash used in financing activities	(888)	(240)

Increase in cash and cash equivalents	4,064	5,680
Effect of foreign exchange rate changes on cash	62	-
Cash and cash equivalents:
Beginning of year	75,730	88,493
Cash balances of assets held for sale	(25)	-

End of period	$79,831	$94,173

Supplemental Information:
Interest paid	$3,091	$3,910
Income taxes paid	98	1,250
Stock options exercised (at expiration of two-year forfeiture period)	297	594

See accompanying notes to consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(Amount in thousands, except per share data)

1.   DESCRIPTION OF BUSINESS

General Overview

K-V Pharmaceutical Company was incorporated under the laws of Delaware in 1971 as a successor to a business originally founded in 1942. K-V Pharmaceutical Company and its wholly-owned subsidiaries, including Ther-Rx Corporation (“Ther-Rx”), ETHEX Corporation (“ETHEX”) and Particle Dynamics, Inc. (“PDI”), are referred to in the Notes to the Consolidated Financial Statements in this Quarterly Report on Form 10-Q as “KV” or the “Company.” The Company’s original strategy was to engage in the development of proprietary drug delivery systems and formulation technologies which enhance the effectiveness of new therapeutic agents and existing pharmaceutical products. Today the Company utilizes several of those technologies, such as SITE RELEASE® and oral controlled release technologies, in its branded and generic products. In 1990, the Company established a marketing capability in the generic business through its wholly-owned subsidiary, ETHEX. In 1999, KV established a wholly-owned subsidiary, Ther-Rx, to market proprietary branded pharmaceuticals directly to physicians. The Company’s wholly-owned subsidiary, PDI, was acquired in 1972. Through PDI, KV develops and markets specialty value-added raw materials, including drugs, directly compressible and micro-encapsulated products, and other products used in the pharmaceutical industry and other markets.

Significant Developments

On March 2, 2009, the Company entered into a consent decree with the FDA regarding its drug manufacturing and distribution. The consent decree was entered by the U.S. District Court, Eastern District of Missouri, Eastern Division on March 6, 2009. As part of the consent decree, the Company agreed not to directly or indirectly do or cause the manufacture, processing, packing, labeling, holding, introduction or delivery for introduction into interstate commerce at or from any of its facilities of any drug, until the Company has satisfied certain requirements designed to demonstrate compliance with the FDA’s current good manufacturing practice (“cGMP”) regulations. The consent decree provides for a series of measures that, when satisfied, will permit the Company to resume the manufacture and distribution of approved drug products. The Company has also agreed not to distribute its products that are not FDA approved, including its prenatal vitamins and hematinic products, unless it obtains FDA approval for such products through the FDA’s New Drug Application (“NDA”) and Abbreviated New Drug Application (“ANDA”) processes.

Please refer to the Annual Report on Form 10-K for the fiscal year ended March 31, 2009 for a discussion of related events, including the discussion of several product recalls and the discontinuation of manufacturing and distribution. See also Part I, Item 2—“Management’s Discussion and Analysis of Financial Condition and Results of Operations—Background” in this Quarterly Report on Form 10-Q for a discussion of significant developments.

2.   BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. However, in the opinion of management, all adjustments considered necessary for a fair presentation have been included. Certain reclassifications, none of which affected net income or retained earnings, have been made to prior year amounts to conform to the current year presentation.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(Amount in thousands, except per share data)

The results of operations and cash flows for the three-month period ended June 30, 2009 are not necessarily indicative of the results of operations and cash flows that may be expected for the fiscal year ending March 31, 2010. The interim consolidated financial statements and accompanying notes should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2009. The balance sheet information as of March 31, 2009 has been derived from the Company’s audited consolidated balance sheet as of that date.

PDI

As a result of the decision by the Company to sell PDI, the Company has identified the assets and liabilities of PDI as held for sale in the Company’s consolidated balance sheets at June 30, 2009 and March 31, 2009 and has segregated PDI’s operating results and presented them separately as a discontinued operation for all periods presented.

Use of Estimates

The preparation of the consolidated financial statements requires the use of estimates, judgments and assumptions, which the Company believes to be reasonable, based on the information available. Variances in such estimates or assumptions could yield materially different accounting results. On an ongoing basis, the Company evaluates the continued appropriateness of accounting policies and resulting estimates to make judgments management considers appropriate under applicable facts and circumstances.

The Company assesses the impairment of its assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. The factors that the Company considers in its assessment include the following: (1) significant underperformance of the assets relative to expected historical or projected future operating results; (2) significant changes in the manner of the Company’s use of the acquired assets or the strategy for its overall business; (3) significant negative industry or economic trends; and (4) significant adverse changes as a result of legal proceedings or governmental or regulatory actions. Certain significant events occurred in the three months ended March 31, 2010 that indicate that the carrying value of certain assets as of March 31, 2010 may not be recoverable. These events include: (a) the expectation of when the Company would be able to resume manufacturing and shipment and begin generating cash flow from the sale of certain of its approved products, which is currently expected to occur in the fourth calendar quarter of 2010, at the earliest; (b) the entry into the plea agreement with the U.S. Department of Justice (see Note 18—“Commitments and Contingencies” and Note 20—“Subsequent Events”); and (c) the substantial reduction of the Company’s workforce that occurred on March 31, 2010 (see Note 20— “Subsequent Events”). Furthermore, in addition to trying to sell certain of its assets, the Company is evaluating various strategic and operating alternatives, including further reduction of its operations, and/or outsourcing to a third party some or all of its manufacturing operations.

Based on the events described above, the Company has determined that a triggering event has occurred in the fourth quarter of fiscal year 2010 giving rise to the need to assess the recoverability of its long lived assets. Depending upon which and when, if any, of the strategic and operating alternatives are implemented, the Company believes it is likely that future undiscounted cash flows will not be sufficient to support the carrying value of certain of its long-lived assets and this will result in material non-cash charges for impairment of inventory, property and equipment, intangible and other long-lived assets in the quarter ended March 31, 2010. Cash flow projections require a significant level of judgment and estimation in order to determine a number of interdependent variables and assumptions such as probability, timing, pricing and various cost factors. Cash flow projections are highly sensitive to changes in these variables and assumptions. Until the Company is able to determine and assess these variables, it cannot assess the level or range of impairment that may be incurred. The Company is currently working to determine which of the strategic and operating alternatives it can pursue to address its liquidity constraints. The result of these determinations will form the basis for management’s assumptions regarding the ultimate use and/or potential disposition of assets. Assumptions necessary to establish the fair value of long lived assets will be derived from the outcome of these decisions, which will be determined within approximately the next three months. At that time management will have the necessary information to prepare its recoverability analysis. As of June 30, 2009, the carrying values of the Company’s inventory, property and equipment, net and intangible assets and goodwill, net (excluding PDI assets, which are accounted for as assets held for sale) were $23,346, $184,555 and $145,483 respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(Amount in thousands, except per share data)

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

The assessment of the Company’s ability to continue as a going concern was made by management considering, among other factors: (i) the Company’s need to obtain additional capital; (ii) the suspension of shipment of all products manufactured by the Company and the requirements under the consent decree with the FDA; (iii) the timing and number of approved products that will be reintroduced to the market and the related costs; (iv) the potential outcome with respect to the governmental inquiries, litigation or other matters described in Note 18—“Commitments and Contingencies;” and (v) the Company’s ability to comply with debt covenants. The Company’s assessment was further affected by the Company’s fiscal year 2009 net loss of $313,627, its first quarter fiscal year 2010 net loss of $54,951 and the outstanding balance of cash, cash equivalents and short-term marketable securities (excluding PDI assets, which are accounted for as assets held for sale) of $79,831 as of June 30, 2009. For periods subsequent to June 30, 2009, the Company expects losses to continue because the Company is unable to generate any significant revenues from its own manufactured products until the Company is able to resume shipping certain or many of its approved products, which currently is not expected to occur until the fourth quarter of calendar year 2010 at the earliest. In addition, the Company must meet ongoing operating costs as well as costs related to the steps the Company is currently taking to prepare for reintroducing its approved products to the market. If the Company is not able to obtain the FDA’s clearance to resume manufacturing and distribution of its approved products in a timely manner and at a reasonable cost, the Company’s financial position, results of operations, cash flows and liquidity will continue to be materially adversely affected. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

The Company believes that it is not in compliance, as of March 31, 2009 and June 30, 2009, with one or more of the requirements of the Company’s $43,000 mortgage loan arrangement (see Note 14—“Long-Term Debt”). Failure by the Company to comply with the requirements of the mortgage loan arrangement or to otherwise receive a waiver from the mortgage lender for any noncompliance could result in the Company’s outstanding mortgage debt obligation accelerating and immediately becoming due and payable. If the acceleration occurs and the mortgage debt is not immediately paid in full, an event of default could also be deemed to have occurred under the $200,000 principal amount of 2.5% Contingent Convertible Subordinated Notes (the “Notes”). If an event of default is deemed to have occurred on the Notes, the principal amount plus any accrued and unpaid interest could also become immediately due and payable. The acceleration of these outstanding debt obligations would materially adversely affect the Company’s business, financial condition and cash flows.

Based on current financial projections, the Company believes the continuation of the Company as a going concern is primarily dependent on its ability to address, among other factors: (i) the Company’s need to obtain additional capital; (ii) the suspension of shipment of all products manufactured by the Company and the requirements under the consent decree with the FDA; (iii) the timing and number of approved products that will be reintroduced to the market and the related costs; (iv) the potential outcome with respect to the governmental inquiries, litigation or other matters described in Note 18—“Commitments and Contingencies;” and (v) the Company’s ability to comply with debt covenants. While the Company addresses these matters, it must continue to meet expected near-term obligations, including normal course operating cash requirements and costs associated with reintroducing its approved products to the market (such as costs related to its employees, facilities and FDA compliance), remaining payments associated with the acquisition of the rights to Gestiva™ (see Note 5—“Acquisitions”), the financial obligations pursuant to the plea agreement with the U.S. Department of Justice (see Note 20—“Subsequent Events”), as well as the significant costs, such as legal and consulting fees, associated with the steps taken by the Company in connection with the consent decree and the litigation and governmental inquiries described in Note 18—“Commitments and Contingencies.” If the Company is not able to obtain the FDA’s clearance to resume manufacturing and distribution of its approved products in a timely manner and at a reasonable cost, and/or if the Company experiences adverse outcomes with respect to any of the governmental inquiries or litigation described in Note 18—“Commitments and Contingencies,” the Company’s financial position, results of operations, cash flows and liquidity will continue to be materially adversely affected.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(Amount in thousands, except per share data)

In the near term, the Company is focused on meeting the requirements of the consent decree, which will allow its approved products to be reintroduced to the market, and is pursuing various means to increase cash. Since June 30, 2009, the Company has generated non-recurring cash proceeds to support its on-going operating and compliance requirements from the receipt of tax refunds, the monetization of its auction rate securities (“ARS”) and the sale of certain other assets (see Note 20—“Subsequent Events”). The Company also generated cash from the sale of certain products not manufactured by the Company under the distribution and supply agreement with entities associated with Purdue Pharma L.P. (see Note 18—“Commitments and Contingencies”). While these cash proceeds were sufficient to meet near term cash requirements, the Company is pursuing ongoing efforts to increase cash including the continued implementation of cost savings, divestiture of PDI and other assets and the return of certain of the Company’s approved products to market in a timely manner. In addition, in order to continue to meet the expected near-term obligations described above, the Company will still need to obtain additional capital through additional asset sales. Based on the Company’s continuing assessment and identification of assets for future sale and the results of the currently proposed asset sales, the Company may elect to engage in external financing efforts. The Company currently does not anticipate issuing equity securities to raise additional capital. However, the Company continues to evaluate its capital needs and availability of financing to assess and identify the best available external financing alternatives. The Company cannot provide assurance that it will be able to realize the cost reductions it anticipates from reducing its operations or its employee base, that some or many of its approved products can be returned to the market in a timely manner, that its higher profit approved products will return to the market in the near term, that the Company can obtain additional cash through asset sales, or that external financing can be obtained when needed, under acceptable terms or in the amounts required. If the Company is unsuccessful in its efforts to sell assets and raise additional capital in the near term, the Company will be required to further reduce its operations, including further reductions of its employee base, or the Company may be required to cease operations in order to offset the lack of available funding.

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

4.   RECENTLY ISSUED ACCOUNTING STANDARDS

There have been no new recent accounting pronouncements or changes in accounting pronouncements for the three months ended June 30, 2009 as compared to the recent accounting pronouncements described in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2009. The Company has adopted or will adopt, as applicable, accounting pronouncements that are effective for fiscal year 2010.

5.   ACQUISITIONS

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(Amount in thousands, except per share data)

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

•	The Company agreed to pay Hologic a total of $82,000 for the Purchased Assets, in the following increments:

o	A $7,500 cash payment (the “Initial Purchase Price”) on the initial closing date. The Company made such payment in February 2008.
o	A $2,000 cash payment (the “NDA Milestone Payment”) upon receipt by Hologic of an acknowledgement from the FDA that Hologic’s response to the FDA’s October 20, 2006 “approvable” letter was sufficient for the FDA to proceed with its review of the Gestiva NDA. The Company made such payment in May 2008.
o	A $72,500 cash payment (the “Additional Purchase Price Amount”) to be paid on the Transfer Date.

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

The following is a description of the material terms by which the Gestiva Amendment modifies the Original Gestiva Agreement (as amended, the “Amended Gestiva Agreement”):

•	Hologic is no longer entitled to receive the Additional Purchase Price Amount. Instead, the Company agrees to pay the following:

o	A $70,000 cash payment (the “Amendment Payment”) upon execution of the Gestiva Amendment. The Company made such payment on January 8, 2010 which will be reflected in in-process research and development expense in the consolidated statement of operations for the quarter ending March 31, 2010.
o	Upon successful completion of agreed upon milestones, a series of additional future scheduled cash payments in the aggregate amount of $120,000, the first of which payments is due on the Transfer Date (which will occur after, among other things, the FDA approves the Gestiva NDA) and the last of which payments is due no later than 21 months after the FDA approves the Gestiva NDA, provided that the Transfer Date has already occurred. The Company has the right to prepay any such amounts at any time. In addition, if the Company is unable to obtain sufficient quantities of Gestiva for a period of time (not to exceed 12 months) under certain specified circumstances set forth in the Amended Gestiva Agreement, then the due date of the next following scheduled cash payment will be delayed for such period of time. The date on which the Company makes the final cash payment is referred to as the “Final Payment Date.”

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(Amount in thousands, except per share data)

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

•	The termination provisions set forth in the Original Gestiva Agreement have been modified to include the following to the existing termination rights set forth in the Original Gestiva Agreement:
o	The February 2010 Termination Right has been eliminated.
o	Hologic has the right to terminate the Amended Gestiva Agreement if the Company fails to deliver the cash payment due on the Transfer Date (as described above) within 10 days of receipt of notice from the Seller that all conditions related to the Transfer Date have been met.

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

6.   EARNINGS (LOSS) PER SHARE

The Company has two classes of common stock: Class A Common Stock and Class B Common Stock that is convertible into Class A Common Stock. With respect to dividend rights, holders of Class A Common Stock are entitled to receive cash dividends per share equal to 120% of the dividends per share paid on the Class B Common Stock. For purposes of calculating basic earnings (loss) per share, undistributed earnings (loss) are allocated to each class of common stock based on the contractual participation rights of each class of security.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(Amount in thousands, except per share data)

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

The following table sets forth the computation of basic earnings (loss) per share for the three months ended June 30, 2009 and 2008:

	Three Months Ended June 30, 2009		Three Months Ended June 30, 2008
	Class A	Class B	Class A	Class B

Basic earnings (loss) per share:
Numerator:
Allocation of undistributed earnings (loss) from continuing operations	$(42,134)	$(13,496)	$3,277	$882
Allocation of undistributed earnings from discontinued operations	501	160	1,099	295

Allocation of undistributed earnings (loss)	$(41,633)	$(13,336)	$4,376	$1,177

Denominator:
Weighted average shares outstanding	37,802	12,114	37,760	12,165
Less - weighted average unvested common shares subject to repurchase	-	(6)	(332)	(84)

Number of shares used in per share computations	37,802	12,108	37,428	12,081

Basic earnings (loss) per share from continuing operations	$(1.11)	$(1.11)	$0.09	$0.07
Basic earnings per share from discontinued operations	0.01	0.01	0.03	0.03

Basic earnings (loss) per share	$(1.10)	$(1.10)	$0.12	$0.10

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(Amount in thousands, except per share data)

The following table sets forth the computation of diluted earnings (loss) per share for the three months ended June 30, 2009 and 2008:

	Three Months Ended June 30, 2009		Three Months Ended June 30, 2008
	Class A	Class B	Class A	Class B

Diluted earnings (loss) per share:
Numerator:
Allocation of undistributed earnings (loss) from continuing operations	$(42,134)	$(13,496)	$3,277	$882
Reallocation of undistributed earnings (loss) from continuing operations as a result of conversion of Class B to Class A shares	(13,496)	-	882	-
Reallocation of undistributed earnings from continuing operations to Class B shares	-	-	-	26
Add - preferred stock dividends	-	-	18	-
Add - interest expense convertible notes	-	-	939	-

Allocation of undistributed earnings (loss) from continuing operations for diluted computation	(55,630)	(13,496)	5,116	908
Allocation of undistributed earnings from discontinued operations	501	160	1,099	295
Reallocation of undistributed earnings from discontinued operations as a result of conversion of Class B to Class A shares	160	-	295	-
Reallocation of undistributed earnings from discontinued operations to Class B shares	-	-	-	(48)

Allocation of undistributed earnings from discontinued operations for diluted computation	661	160	1,394	247

Allocation of undistributed earnings (loss)	$(54,969)	$(13,336)	$6,510	$1,155

Denominator:
Number of shares used in basic computation	37,802	12,108	37,428	12,081
Weighted average effect of dilutive securities:
Conversion of Class B to Class A shares	12,108	-	12,081	-
Employee stock options	-	-	543	66
Convertible preferred stock	-	-	338	-
Convertible notes	-	-	8,692	-

Number of shares used in per share computations	49,910	12,108	59,082	12,147

Diluted earnings (loss) per share from continuing operations	$(1.11)	$(1.11)	$0.09	$0.08
Diluted earnings per share from discontinued operations	0.01	0.01	0.02	0.02

Diluted earnings (loss) per share (1) (2)	$(1.10)	$(1.10)	$0.11	$0.10

(1) For the three months ended June 30, 2009, there were stock options to purchase 345 shares (excluding 3,994 out of the money shares) of Class A Common Stock, stock options to purchase 6 shares (excluding 90 out of the money shares) of Class B Common Stock, preferred shares convertible into 338 shares of Class A Common Stock, and $200,000 principal amount of convertible notes convertible into 8,692 shares of Class A Common Stock that were excluded from the computation of diluted loss per share because their effect would have been anti-dilutive.

(2) Excluded from the computation of diluted earnings per share for the three months ended June 30, 2008 were outstanding stock options whose exercise prices were greater than the average market price of the shares of Class A or Class B Common Stock, as applicable. Excluded from the computation were options to purchase 1,726 shares and 89 shares of Class A and Class B Common Stock, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(Amount in thousands, except per share data)

7.   STOCK-BASED COMPENSATION

In August 2002, the Company’s shareholders approved the Company’s 2001 Incentive Stock Option Plan (the “2001 Plan”), which allowed for the issuance of up to 3,000 shares of Class A Common Stock and 1,500 shares of Class B Common Stock. In September 2008, shareholders approved an amendment to the 2001 Plan to increase by 3,000 the number of shares of Class A Common Stock available for issuance under the 2001 Plan. Under the Company’s stock option plan, options to acquire shares of common stock have been made available for grant to all employees. Each option granted has an exercise price of not less than 100% of the market value of the common stock on the date of grant. The contractual life of each option is generally ten years and the options generally vest at the rate of 10% per year from the date of grant.

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

Commencing in January 2009, the Company granted stock options that vest over three years. Additionally in April 2009, the Company granted stock options that vest over twenty months. These options were granted without a two-year post-exercise service condition. Similar to previous grants, these options have an exercise price of not less than 100% of the market value of the common stock on the date of grant and the contractual life of each option is ten years. The Company’s estimate of the expected term for these options was calculated using the Company’s historical exercise patterns of previously issued options, adjusted to exclude the impact of the two-year forfeiture period.

The Company recognized stock-based compensation of $1,206 and $1,127, respectively, and related tax benefits of $202 and $162, respectively, for the three months ended June 30, 2009 and 2008. There was no stock-based employee compensation cost capitalized at June 30, 2009 and March 31, 2009. Cash received from stock option deposits was $2

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(Amount in thousands, except per share data)

and $291 for the three months ended June 30, 2009 and 2008, respectively. The actual tax benefit realized from tax deductions associated with stock option exercises (at expiration of the two-year forfeiture period) was $267 for the three months ended June 30, 2008. There was no actual tax benefit realized for tax deductions from option exercises for the three months ended June 30, 2009, as the exercise price of these options was significantly above the market value of the underlying shares of common stock.

The following weighted average assumptions were used for stock options granted during the three months ended June 30, 2009 and 2008:

	Three Months Ended June 30,
	2009	2008

Dividend yield	None	None
Expected volatility	96%	39%
Risk-free interest rate	2.08%	3.80%
Expected term	5.58 years	9.0 years
Weighted average fair value per share at grant date	$1.14	$10.39

A summary of the changes in the Company’s stock option plans during the three months ended June 30, 2009 is presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value

Balance, March 31, 2009	4,292	$12.49
Options granted	448	1.50
Options exercised	(102)	10.11		$ -
Options canceled	(265)	20.36

Balance, June 30, 2009	4,373	$10.94	4.2	$ -

Expected to vest at
June 30, 2009	3,240	$10.94	4.2	$ -

Options exercisable at June 30, 2009
(excluding shares in the two-year forfeiture period)	972	$18.72	5.9	$ -

As of June 30, 2009, the Company had $31,448 of total unrecognized compensation expense related to stock option grants, which will be recognized over the remaining weighted average period of 4.0 years.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(Amount in thousands, except per share data)

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(Amount in thousands, except per share data)

•

Medicaid Rebates—Federal law requires that a pharmaceutical manufacturer, as a condition of having its products receive federal reimbursement under Medicaid and Medicare Part B, must pay rebates to state Medicaid programs for units of its pharmaceuticals that are dispensed to Medicaid beneficiaries and paid for by a state Medicaid program. The provision for Medicaid rebates is based upon historical experience of claims submitted by the various states. The Company also monitors Medicaid legislative changes to determine what impact such legislation may have on the provision for Medicaid rebates.

•	Product Recall Returns—Liabilities for product returns related to recalls are based on estimated and actual customer inventory levels at the time of the recall and actual contract pricing.
•

Failure to Supply—The Company has entered into purchase agreements with certain customers that include a provision whereby the Company is required to reimburse these customers for price differences on product orders that the Company is unable to fulfill. The Company estimates this liability based on the terms of the agreements.

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

The provisions discussed above are presented in the consolidated financial statements as reductions to net revenues or deferred revenue and accounts receivable and an increase to accrued liabilities. Provisions incurred totaled $1,092 and $92,603 for the three months ended June 30, 2009 and 2008, respectively.

The reserve balances related to the provisions are included in “Receivables, less allowance for doubtful accounts” or “Accrued liabilities” in the accompanying consolidated balance sheets. A summary of activity for each reserve for the three months ended June 30, 2009 follows:

	Beginning Balance	Current Provision Related to Sales Made in the Current Period	Current Provision Related to Sales Made in the Prior Periods	Actual Returns or Credits in the Current Period	Ending Balance
(in thousands)

Three Months Ended June 30, 2009

Accounts Receivable Reserves:

Chargebacks	$1,021	$305	$-	$(1,143)	$183

Cash Discounts and Other Allowances	1,035	12	-	(146)	901

Liabilities:

Sales Rebates	8,264	182	-	(5,360)	3,086

Sales Returns	12,009	39	-	(1,310)	10,738

Medicaid Rebates	6,312	221	-	(4,847)	1,686

Medicare and Medicaid Restitution	2,275	-	-	10	2,285

Product Recall Returns	40,695	-	-	(22,990)	17,705

Failure to Supply Claims	17,101	-	-	(4,401)	12,700

Chargeback Audit Adjustments	1,823	-	321	-	2,144

Other	2,955	12	-	(2,163)	804

Total	$93,490	$771	$321	$(42,350)	$52,232

The liabilities for sales rebates, sales returns, Medicaid rebates, Medicare and Medicaid restitution, product recall returns, failure to supply claims and chargeback audit adjustments are classified as accrued liabilities in the consolidated balance sheets as of June 30, 2009 and March 31, 2009. The expense associated with these accruals is classified in the consolidated statement of operations for the three months ended June 30, 2009 as a reduction of gross revenue.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(Amount in thousands, except per share data)

9.   INVESTMENT SECURITIES

The carrying amount of available-for-sale investment securities and their approximate fair values at June 30, 2009 and March 31, 2009 were as follows.

	June 30, 2009
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Non-current auction rate securities	$63,775	$1,084	$-	$64,859

	March 31, 2009
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Non-current auction rate securities	$63,752	$2,219	$-	$65,971

At June 30, 2009 and March 31, 2009, the Company had $72,750 and $72,800, respectively of principal invested in ARS. These securities all have a maturity in excess of 10 years. The Company’s investments in ARS primarily represent interests in collateralized debt obligations supported by pools of student loans, the principal of which is guaranteed by the U.S. Government. ARS backed by student loans are viewed as having low default risk and therefore very low risk of credit downgrade. The ARS held by the Company are AAA-rated securities with long-term nominal maturities for which the interest rates are reset through a Dutch auction process that occurs at pre-determined intervals of up to 35 days. The auctions historically have provided a liquid market for these securities.

With the liquidity issues experienced in global credit and capital markets, the ARS held by the Company at June 30, 2009 and March 31, 2009 experienced multiple failed auctions beginning in February 2008 as the amount of securities submitted for sale exceeded the amount of purchase orders. Given the failed auctions, the Company’s ARS are illiquid until a successful auction for them occurs. Accordingly, the $64,859 and $65,971 of ARS at June 30, 2009 and March 31, 2009, respectively, were classified as non-current assets and are included in the line item “Investment securities” in the accompanying Consolidated Balance Sheets.

On February 25, 2009, the Company initiated legal action against Citigroup Global Markets Inc. (“CGMI”), through which it acquired the ARS the Company held at that time, in the District Court for the Eastern District of Missouri. On January 21, 2010, the Company and CGMI entered into a Purchase and Release Agreement pursuant to which CGMI agreed to purchase the Company’s remaining ARS for an aggregate purchase price of approximately $61,707. The Company also received a two-year option (which expires on January 21, 2012) to reacquire the ARS (in whole or on a class-by-class basis) for the prices at which they were sold, as well as the right to receive further payments in the event any ARS are redeemed prior to the expiration of the option. (See Note 20—“Subsequent Events.”)

The Company faces significant liquidity concerns as discussed in Note 3—“Going Concern and Liquidity Considerations.” As a result, the Company determined it could no longer support its previous assertion that it had the ability to hold impaired securities until their forecasted recovery. Accordingly, the Company concluded that the ARS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(Amount in thousands, except per share data)

became other-than-temporarily impaired during December 2008 and recorded a loss into current period earnings. This adjustment reduced the carrying value of the ARS to $63,678 at December 31, 2008. At March 31, 2009, the estimated fair value of the Company’s ARS holdings was $65,971. The Company recorded discount accretion of $74 on the carrying value of ARS and recorded the $2,219 difference between the fair value and carrying value of the ARS at March 31, 2009 in accumulated other comprehensive income as an unrealized gain of $1,415, net of tax. The estimated fair value of the Company’s ARS holdings at June 30, 2009 was $64,859. During the quarter ended June 30, 2009, the Company sold $50 in principal amount of the ARS and recorded discount accretion of $73 on the ARS. The $1,084 difference in fair value compared to the corresponding carrying value of $63,775 at June 30, 2009 was recorded in accumulated other comprehensive income as an unrealized gain of $686, net of tax.

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

10.   FAIR VALUE MEASURES

The Company adopted SFAS No. 157, “Fair Value Measurements” (“SFAS 157”) effective April 1, 2008 for all financial assets and liabilities and any other assets and liabilities that are recognized or disclosed at fair value on a recurring basis. SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. In order to increase consistency and comparability in fair value measurements, SFAS 157 established a fair value hierarchy that ranks the quality and reliability of the information used to measure fair value. Financial assets and liabilities carried at fair value are classified and disclosed in one of the following three categories:

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

The following table presents the Company’s fair value hierarchy as of June 30, 2009 for those financial assets measured at fair value on a recurring basis:

	Fair Value Measurements at June 30, 2009
	Total	Level 1	Level 2	Level 3

Non-current auction rate securities	$64,859	$-	$-	$64,859

The Company’s investments in ARS primarily represent interests in collateralized debt obligations supported by pools of student loans, the principal of which is guaranteed by the U.S. Government. The ARS held by the Company are AAA-rated securities with long-term nominal maturities for which the interest rates are reset through a Dutch auction process that occurs at pre-determined intervals of up to 35 days. Due to the lack of observable market quotes and an illiquid market for the Company’s ARS portfolio as of June 30, 2009, the Company utilized a valuation model that relied exclusively on Level 3 inputs, including those that are based on expected cash flow streams and collateral values.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(Amount in thousands, except per share data)

The contingent interest feature of the $200,000 principal amount of Contingent Convertible Subordinated Notes (see Note 14—“Long-Term Debt”) meets the criteria of and qualifies as an embedded derivative. Although this feature represents an embedded derivative financial instrument, based on its de minimis value at the time of issuance and at June 30, 2009, no value has been assigned to this embedded derivative.

The following table presents the changes in fair value for financial assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

Non-Current Auction Rate Securities (Level 3)

Balance at April 1, 2009	$65,971

Unrealized gains included in other comprehensive loss	(1,135)
Accretion of investment impairment	73
Sales of ARS Securities	(50)

Balance at June 30, 2009	$64,859

11.   INVENTORIES

Inventories consisted of the following:

	June 30, 2009	March 31, 2009

Raw materials	$21,865	$20,208
Finished goods	1,481	1,978

	$23,346	$22,186

Management establishes reserves for potentially obsolete or slow-moving inventory based on an evaluation of inventory levels, forecasted demand, and market conditions.

Inventories included $2,927 and $2,304 of raw materials as of June 30, 2009 and March 31, 2009, respectively, that will be used in future research and development activities.

The Company ceased all manufacturing activities during the fourth quarter of fiscal year 2009, and its net revenues are limited to sales of products manufactured by third parties. Additionally, all costs associated with the Company’s manufacturing operations are recognized directly into cost of sales rather than capitalized into inventory.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(Amount in thousands, except per share data)

12.   INTANGIBLE ASSETS AND GOODWILL

Intangible assets and goodwill consisted of the following:

	June 30, 2009			March 31, 2009
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Product rights acquired:
Micro-K®	$36,140	$(18,597)	$17,543	$36,140	$(18,145)	$17,995
Evamist™	44,078	(5,672)	38,406	44,078	(4,937)	39,141
Trademarks acquired:
Evamist™	12,774	(1,644)	11,130	12,774	(1,431)	11,343
License agreements:
Evamist™	82,542	(10,621)	71,921	82,542	(9,245)	73,297
Other	375	-	375	375	-	375
Covenants not to compete:
Evamist™	2,106	(452)	1,654	2,106	(393)	1,713
Trademarks and patents	5,117	(1,208)	3,909	5,129	(1,135)	3,994
Assembled workforce	654	(109)	545	612	(71)	541

Total intangible assets	$183,786	$(38,303)	$145,483	$183,756	$(35,357)	$148,399

The final purchase price allocation related to Evamist™ was completed during the three months ended June 30, 2008, resulting in adjustments to the gross carrying amounts for intangible assets related to Evamist™ during the quarter ended June 30, 2008.

As of June 30, 2009, the Company’s intangible assets had a weighted average useful life of approximately 16 years. Amortization expense for intangible assets was $2,949 and $3,401 for the three months ended June 30, 2009 and 2008, respectively.

Assuming no additions, disposals or adjustments are made to the carrying values and/or useful lives of the intangible assets, annual amortization expense on product rights, trademarks acquired and other intangible assets is estimated to be approximately $8,800 for the remainder of fiscal year 2010 and approximately $12,000 in each of the four succeeding fiscal years

Management tests the carrying value of intangible assets for impairment at least annually and also assesses and evaluates on a quarterly basis if any events have occurred which indicate the possibility of impairment. During the assessment as of June 30, 2009, management did not identify any events that were indicative of impairment. However, any significant changes in actual future results from the assessment used to perform the quarterly evaluation, such as lower sales, increases in production costs, technological changes or decisions not to produce or sell products, could result in impairment at a future date (see Note 2—“Basis of Presentation”).

13.   ACCRUED SEVERANCE

Accrued severance consists primarily of severance benefits owed to employees whose employment was terminated in connection with the ongoing realignment of the Company’s cost structure. Severance expense recognized in the three months ended June 30, 2009 was recorded in part to restructuring charges and in part to cost of sales in the consolidated statement of operations. The activity in accrued severance is summarized as follows:

June 30, 2009
Balance at beginning of year	$10,002
Provision for severance benefits	907
Amounts charged to accrual	(6,958)

Balance at end of year	$3,951

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(Amount in thousands, except per share data)

14.   LONG-TERM DEBT

Long-term debt consisted of the following:

	June 30, 2009	March 31, 2009

Convertible notes	$ 200,000	$200,000
Building mortgages	36,912	37,432
Software financing arrangement	989	1,117

	237,901	238,549
Less current portion	(37,312)	(37,824)

	$ 200,589	$200,725

In May 2003, the Company issued $200,000 principal amount of 2.5% Contingent Convertible Subordinated Notes (the “Notes”) that are convertible, under certain circumstances, into shares of Class A Common Stock at an initial conversion price of $23.01 per share. The Notes, which mature on May 16, 2033, bear interest that is payable on May 16 and November 16 of each year at a rate of 2.50% per annum. The Company also is obligated to pay contingent interest at a rate equal to 0.5% per annum during any six-month period from May 16 to November 15 and from November 16 to May 15, with the initial six-month period commencing May 16, 2006, if the average trading price of the Notes per $1,000 principal amount for the five trading day period ending on the third trading day immediately preceding the first day of the applicable six-month period equals $1,200 or more. In November 2007, the average trading price of the Notes reached the threshold for the five-day trading period that resulted in the payment of contingent interest and for the period from November 16, 2007 to May 15, 2008 the Notes paid interest at a rate of 3.00% per annum. In May 2008, the average trading price of the Notes fell below the contingent interest threshold for the five-day trading period and beginning May 16, 2008 the Notes began to pay interest at a rate of 2.50% per annum, which is the current rate as of June 30, 2009.

The Company may redeem some or all of the Notes at any time on or after May 21, 2006, at a redemption price, payable in cash, of 100% of the principal amount of the Notes, plus accrued and unpaid interest, including contingent interest, if any. Holders may require the Company to repurchase all or a portion of their Notes on May 16, 2013, 2018, 2023 and 2028 or upon a change in control, as defined in the indenture governing the Notes, at a purchase price, payable in cash, of 100% of the principal amount of the Notes, plus accrued and unpaid interest, including contingent interest, if any. Holders had the right to require the Company to repurchase all or a portion of their Notes on May 16, 2008 and, accordingly, the Company classified the Notes as a current liability as of March 31, 2008. Since no holders required the Company to repurchase all or a portion of their Notes on this date and because the next occasion holders may require the Company to repurchase all or a portion of their Notes is May 16, 2013, the Notes were classified as a long-term liability as of June 30, 2009. The Notes are subordinate to all of the Company’s existing and future senior obligations.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(Amount in thousands, except per share data)

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

The Notes, which are unsecured, do not contain any restrictions on the payment of dividends, the incurrence of additional indebtedness or the repurchase of the Company’s securities, and do not contain any financial covenants. The Company is current in all its financial payment obligations under the indenture governing the Notes. However, a failure by the Company or any of its subsidiaries to pay any indebtedness or any final non-appealable judgments in excess of $750 constitutes an event of default under the indenture. An event of default would permit the trustee under the indenture or the holders of at least 25% of the Notes to declare all amounts owing to be immediately due and payable and exercise other remedies.

In March 2006, the Company entered into a $43,000 mortgage loan arrangement with one of its primary lenders, in part, to refinance $9,859 of existing mortgages. The $32,764 of net proceeds the Company received from the mortgage loan was used for working capital and general corporate purposes. This mortgage loan, which is secured by three of the Company’s buildings, bears interest at a rate of 5.91% and matures on April 1, 2021. The Company is current in all its financial payment obligations under the mortgage loan arrangement. However, the Company believes that at June 30, 2009 it was not in compliance with one or more of the requirements of the mortgage loan documentation. Accordingly, the $36,912 that remained outstanding under the mortgage arrangement as of June 30, 2009 was classified as a current liability as of June 30, 2009.

In June 2007, the Company entered into an installment payment agreement with a financial institution for the purchase of software products and the right to receive consulting or other services from the seller. Upon delivery of the products and services, the financial institution pays the seller amounts owed for the software products and services. As a result, the Company recorded debt in the amount of $1,733 which will be paid ratably over 16 consecutive quarters to the financial institution. In August 2007, the Company entered into another agreement with the same financial institution for the payment of additional consulting services that will be provided on a time and material basis. In exchange for the institution paying the seller for fees owed, the Company recorded additional debt of $306 which will be paid to the financial institution ratably over 16 consecutive quarters. The two installment payment agreements were discounted using an imputed annual interest rate that approximated the Company’s borrowing rate for similar debt instruments at the time of the borrowings.

The aggregate maturities of long-term debt as of June 30, 2009 were as follows:

Due in one year	$37,312
Due in two years	589
Due in three years	-
Due in four years	200,000

$237,901

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(Amount in thousands, except per share data)

15.   TAXABLE INDUSTRIAL REVENUE BONDS

In December 2005, the Company entered into a financing arrangement with St. Louis County, Missouri related to expansion of its operations in St. Louis County. Up to $135,500 of industrial revenue bonds may be issued to the Company by St. Louis County relative to capital improvements made through December 31, 2009. This agreement provides that 50% of the real and personal property taxes on up to $135,500 of capital improvements will be abated for a period of 10 years subsequent to the property being placed in service. Industrial revenue bonds totaling $129,907 were outstanding at June 30, 2009. The industrial revenue bonds are issued by St. Louis County to the Company upon its payment of qualifying costs of capital improvements, which are then leased by the Company for a period ending December 1, 2019, unless earlier terminated. The Company has the option at any time to discontinue the arrangement and regain full title to the abated property. The industrial revenue bonds bear interest at 4.25% per annum and are payable as to principal and interest concurrently with payments due under the terms of the lease. The Company has classified the leased assets as property and equipment and has established a capital lease obligation equal to the outstanding principal balance of the industrial revenue bonds. Lease payments may be made by tendering an equivalent portion of the industrial revenue bonds. As the capital lease payments to St. Louis County may be satisfied by tendering industrial revenue bonds (which is the Company’s intention), the capital lease obligation, industrial revenue bonds and related interest expense and interest income, respectively, have been offset for presentation purposes in the Consolidated Financial Statements.

16.   COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) includes all changes in equity during a period except those that resulted from investments by or distributions to the Company’s shareholders. Other comprehensive income (loss) refers to revenues, expenses, gains and losses that, under GAAP, are included in comprehensive income (loss), but excluded from net income (loss) as these amounts are recorded directly as an adjustment to shareholders’ equity. For the Company, comprehensive income (loss) is comprised of net income (loss), the net changes in unrealized gains and losses on available for sale marketable securities, net of applicable income taxes, and changes in the cumulative foreign currency translation adjustment. Total comprehensive income (loss) was $(55,618) and $4,582 for the three months ended June 30, 2009 and 2008, respectively.

17.   SEGMENT REPORTING

The reportable operating segments of the Company are branded products (through the Company’s Ther-Rx subsidiary) and specialty generic/non-branded products (through the Company’s ETHEX subsidiary). The branded products segment includes patent-protected products and certain trademarked off-patent products that the Company sells and markets as brand pharmaceutical products. The specialty generic/non-branded segment includes off-patent pharmaceutical products that are therapeutically equivalent to proprietary products. The Company sells its branded and specialty generic/non-branded products primarily to pharmaceutical wholesalers, drug distributors and chain drug stores.

In the fourth quarter of fiscal year 2009, the Company decided to market the Company’s specialty materials segment, PDI, for sale because of liquidity concerns and the Company’s expected near-term cash requirements. As a result, the Company has segregated PDI’s operating results and presented them separately as a discontinued operation for all periods presented.

In connection with the plea agreement with the Department of Justice and the exclusion of ETHEX from participation in federal healthcare programs, the Company plans to cease operations of ETHEX. However, the Company has retained the ability to manufacture (once the requirements under the consent decree have been met), market and distribute all generic products and is in possession of all intellectual property related to generic products, including all NDAs and ANDAs. (See Note 20—“Subsequent Events.”)

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(Amount in thousands, except per share data)

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

The following table represents information for the Company’s reportable operating segments for the three months ended June 30, 2009 and 2008.

	Three Months Ended June 30,	Branded Products	Specialty Generics	All Other	Eliminations	Consolidated

Net Revenues
	2009	$5,652	$636	$7	$-	$6,295
	2008	48,206	82,693	161	-	131,060
Segment profit (loss)
	2009	(1,443)	(1,058)	(51,442)	-	(53,943)
	2008	13,203	42,966	(49,126)	-	7,043
Identifiable assets
	2009	3,102	10,888	532,877	(1,758)	545,109
	2008	46,964	122,682	713,491	(1,158)	881,979
Property and equipment additions
	2009	-	-	2,032	-	2,032
	2008	-	-	4,226	-	4,226
Depreciation and amortization
	2009	133	18	7,929	-	8,080
	2008	154	78	8,611	-	8,843

Consolidated revenues are principally derived from customers in North America and substantially all property and equipment is located in the St. Louis, Missouri metropolitan area.

The tables below reflect the operating results of PDI for the three months ended June 30, 2009 and 2008 and its net assets as of June 30, 2009 and 2008.

	Three Months Ended June 30,
	2009	2008

Net revenues	$3,884	$5,470
Cost of sales	3,205	2,824

Gross profit	679	2,646

Operating expenses:
Research and development	4	26
Selling and administrative	(369)	322

Total operating expenses	(365)	348

Operating income	1,044	2,298
Provision for income taxes	383	904

Net income	$661	$1,394

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(Amount in thousands, except per share data)

	June 30, 2009	June 30, 2008
Cash and cash equivalents	$25	$34
Receivables, net	2,487	3,518
Inventories, net	2,636	4,832

Total current assets held for sale	5,148	8,384
Property and equipment, less accumulated depreciation	893	988
Intangible assets and goodwill, net	557	-

Total assets held for sale	$6,598	$9,372

Accounts payable	732	1,175

Total liabilities associated with assets held for sale	$732	$1,175

Additionally, PDI had $(403) and $44 of net property and equipment additions (disposals) for the three months ended June 30, 2009 and 2008, respectively, and depreciation and amortization totaled $48 and $47 for the three months ended June 30, 2009 and 2008, respectively.

18.   COMMITMENTS AND CONTINGENCIES

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

On December 5, 2008, the Board terminated the employment agreement of Marc S. Hermelin, the Chief Executive Officer of the Company at that time, “for cause” (as that term is defined in such employment agreement). In addition, the Board removed Mr. M. Hermelin as Chairman of the Board and as the Chief Executive Officer, effective December 5, 2008. In accordance with the termination provisions of his employment agreement, the Company determined that Mr. M. Hermelin would not be entitled to any severance benefits. In addition, as a result of Mr. M. Hermelin’s termination “for cause,” the Company determined it was no longer obligated for the retirement benefits specified in the employment agreement. However, Mr. M. Hermelin informed the Company that he believed he effectively retired from his employment with the Company prior to the termination of his employment agreement on December 5, 2008 by the Board. If it is determined that Mr. M. Hermelin did effectively retire prior to December 5, 2008, the actuarially determined present value of the retirement benefits due to him would total $36,900. Mr. M. Hermelin remains a member of the Board.

Litigation and Governmental Inquiries

Resolution of one or more of the matters discussed below could have a material adverse effect on the Company’s results of operations, financial condition or liquidity. The Company intends to vigorously defend its interests in the matters described below while cooperating in governmental inquiries.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(Amount in thousands, except per share data)

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

The Company is named as a defendant in a patent infringement case filed in the U.S. District Court for the District of Delaware by UCB, Inc. and Celltech Manufacturing CA, Inc. (collectively, “UCB”) on April 21, 2008 and styled UCB, Inc. et al. v. KV Pharmaceutical Company. After the Company filed an ANDA with the FDA seeking permission to market a generic version of the 40mg, 50mg and 60mg strengths of Metadate CD® methylphenidate hydrochloride extended-release capsules, UCB filed this lawsuit under a patent owned by Celltech. In a Paragraph IV certification accompanying the ANDA, KV contended that its proposed 40mg generic formulation would not infringe Celltech’s patent. Because the patent was not listed in the Orange Book for the 50mg and 60mg dosages, a Paragraph I certification was filed with respect to them. The Company has filed an answer, asserted certain affirmative defenses (including that Plaintiffs are estopped to assert infringement of the 50mg and 60mg dosages due to their not listing the Celltech patent in the Orange Book for these dosages), and has asserted a counterclaim in which it seeks a declaratory judgment of invalidity and non-infringement of the claims in the Celltech patent, and an award of attorney’s fees and costs. A motion for summary judgment was filed on January 19, 2010. On April 2, 2010, the parties entered into a Settlement Agreement. The Agreement is currently under review by the Department of Justice and the Federal Trade Commission.

The Company was named as a defendant in two related patent infringement cases filed on December 14, 2007 in the U.S. District Courts in New Jersey and Delaware by Janssen, L.P., Janssen Pharmaceutica N.V. and Ortho-McNeil Neurologics, Inc. (collectively, “Janssen”) and styled Janssen, L.P. et al. v. KV Pharmaceutical Company. After the Company filed an ANDA with the FDA seeking permission to market a generic version of the 8mg and 16mg strengths of Razadyne® ER (formerly Reminyl®) Galantamine Hydrobromide Extended Release Capsules, Janssen filed these lawsuits for patent infringement under the provisions of the Hatch-Waxman Act with respect to its U.S. Patent No. 7,160,599 (the “‘599 patent”) under a patent owned by Janssen. In the Company’s Paragraph IV certification, the Company contended that its proposed generic versions do not infringe Janssen’s patent and/or that the patent is invalid. A Stipulated Dismissal of Action was ordered by the Court on March 31, 2009. In the dismissal, Janssen agreed to dismiss all claims regarding infringement of the ‘599 patent and the Company agreed to dismiss with prejudice its counterclaim for non-infringement and invalidity of the ‘599 patent. Janssen also agreed that it will not use the existence or terms of this stipulated dismissal as evidence of infringement, validity or enforceability of the ‘599 patent in any future action between the parties.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(Amount in thousands, except per share data)

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

The Company is named as a defendant in another patent infringement case filed in the U.S. District Court for the District of New Jersey by Celgene and Novartis on December 5, 2008 and styled Celgene Corporation et al. v. KV Pharmaceutical Company. After the Company filed an ANDA with the FDA seeking approval to market a generic version of FOCALIN XR® drug products, Celgene and Novartis filed this lawsuit for patent infringement under the patent laws of the United States. In the Company’s Paragraph IV Certification, the Company contended the Patents-In-Suit would not be infringed by the activities described in the Company’s ANDA. On March 1, 2010, the Company entered into a Confidential Settlement Agreement to settle the patent infringement actions with respect to Ritalin LA® and FOCALIN XR®. No objections to the agreement were raised by the FDA and Federal Trade Commission. A Stipulation and Order of Dismissal was entered on April 21, 2010.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(Amount in thousands, except per share data)

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(Amount in thousands, except per share data)

Corporation and Albion International, Inc. matters entered into a Settlement Agreement, dated June 22, 2009. Under the terms of the Settlement Agreement, Breckenridge agreed to pay the Company a total of $1,000, payable in nine monthly payments beginning July 1, 2009, with the final payment due on March 1, 2010.

Stiefel Laboratories, Inc. (“Stiefel”) filed a patent infringement case against the Company on May 28, 2009 in the U.S. District Court for the District of Delaware styled Stiefel Laboratories, Inc. v. KV Pharmaceutical Company. The suit arose from the Company’s submission of a first to file Paragraph IV ANDA seeking permission to market a generic version of Duac® (clindamycin, 1% benzoyl peroxide, 5%) gel indicated for the topical treatment of mild to moderate acne vulgaris. Stiefel filed suit for patent infringement under the provisions of the Hatch-Waxman Act with respect to its U.S. Patent No. 5,466,446 (the “446 Patent”). On September 21, 2009, the Company entered into a sale agreement with Perrigo Company to sell the rights to the ANDA. (See Note 20—“Subsequent Events” for more information.) Pursuant to the sale agreement, Perrigo Company assumed the Company’s obligations under this litigation. On October 15, 2009, a stipulated dismissal with prejudice was submitted by the parties and entered by the Court.

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

The Company and/or ETHEX have been named as defendants in certain multi-defendant cases alleging that the defendants reported improper or fraudulent pharmaceutical pricing information, i.e., Average Wholesale Price, or AWP, and/or Wholesale Acquisition Cost, or WAC, information, which allegedly caused the governmental plaintiffs to incur excessive costs for pharmaceutical products under the Medicaid program. Cases of this type have been filed against the Company and/or ETHEX and other pharmaceutical manufacturer defendants by the States of Massachusetts, Alabama, Mississippi, Utah and Iowa, by New York City, and by approximately 45 counties in New York State. The State of Mississippi effectively voluntarily dismissed the Company and ETHEX without prejudice on October 5, 2006 by virtue of the State’s filing an Amended Complaint on such date that does not name either the Company or ETHEX as a defendant. On August 13, 2007 ETHEX settled the Massachusetts lawsuit and received a general release of liability with no admission of liability. On October 7, 2008, ETHEX settled the Alabama lawsuit for $2,000 and received a general release of liability with no admission of liability. On November 25, 2009, ETHEX settled the New York City and New York county cases (other than the Erie, Oswego and Schenectady County cases) and received a general release of liability. On February 23, 2010, ETHEX settled the Iowa lawsuit and received a general release of liability.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(Amount in thousands, except per share data)

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

As previously disclosed, the Company, at the direction of the Special Committee appointed by the Board of Directors (the “Special Committee”), responded to requests for information from the Office of the United States Attorney for the Eastern District of Missouri and FDA representatives working with that office. In connection therewith, on February 25, 2010, the Board, at the recommendation of the Special Committee, approved entering into a plea agreement subject to court approval with the Office of the United States Attorney for the Eastern District of Missouri and the Office of Consumer Litigation of the United States Department of Justice (referred to herein collectively as the “Department of Justice”).

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

Pursuant to the plea agreement, ETHEX agreed to pay a criminal fine in the amount of $23,437 in four installments. The first installment, in the amount of $2,344, was due within 10 days of sentencing. The second and third installments, each in the amount of $5,859, are due on December 15, 2010 and July 11, 2011, respectively. The fourth and final installment, in the amount of $9,375, is due on July 11, 2012. ETHEX also agreed to pay, within 10 days of sentencing, restitution to the Medicare and the Medicaid programs in the amounts of $1,762 and $573, respectively. In addition to the fine and restitution, ETHEX agreed not to contest an administrative forfeiture in the amount of $1,796, which was payable 45 days after sentencing and satisfies any and all forfeiture obligations ETHEX may have as a result of the guilty plea. In total, ETHEX agreed to pay fines, restitution and forfeiture in the aggregate amount of $27,569.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(Amount in thousands, except per share data)

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

On February 27, 2009, by letter, the Company was notified by the U.S. Department of Labor that it was conducting an investigation of the Company’s Fifth Restated Profit Sharing Plan and Trust, to determine whether such plan is conforming with the provisions of Title I of the Employee Retirement Income Security Act (“ERISA”) or any regulations or orders thereunder. The Company cooperated with the Department of Labor in its investigation and on August 27, 2009, the Department of Labor notified the Company it had completed a limited review and no further review was contemplated at that time.

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

The Complaint purports to state claims against the Company and certain current and former employees for alleged breach of fiduciary duties to participants in the Company’s 401(k) plan. Defendants, including the Company and certain of its directors and officers, moved to dismiss the amended complaint on August 25, 2009, and briefing of those motions was completed on October 19, 2009. The court granted the motion to dismiss of the Company and all individual defendants on March 24, 2010. A motion to alter or amend the judgment and second amended consolidated complaint was filed on April 21, 2010.

The Company was named as a defendant in an ERISA and Worker Adjustment and Retraining Notification (“WARN”) Act putative class action filed on March 12, 2009 in the U.S. District Court, Eastern District of Missouri styled John Foster on behalf of himself and all others similarly situated v. KV Pharmaceutical Company. The putative class action is being brought on behalf of terminated or laid off employees who allegedly were not provided sixty (60) days advance written notice as required by the WARN Act. Service was received on April 8, 2009. A motion to dismiss or in the alternative a motion for summary judgment was filed on April 28, 2009 and on March 12, 2010, the court dismissed the case with prejudice pursuant to the Company’s motion to dismiss or, in the alternative, for summary judgment. The time for filing an appeal has passed and the matter is concluded.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(Amount in thousands, except per share data)

The operative complaints in these three cases purport to state claims arising under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 on behalf of a putative class of stock purchasers. On April 15, 2009, the Honorable Carol E. Jackson consolidated the Unvericht and Norfolk County cases into the Mas case already before her. The amended complaint for the consolidated action, styled Public Pension Fund Group v. KV Pharma. Co., et al., Case No. 4:08-CV-1859 (CEJ), was filed on May 22, 2009. Defendants, including the Company and certain of its directors and officers, moved to dismiss the amended complaint on July 27, 2009, and briefing was completed on the motions to dismiss on September 3, 2009. The court granted the motion to dismiss of the Company and all individual defendants in February 2010. On March 18, 2010, the plaintiffs filed a motion for relief from the order of dismissal and to amend their complaint, and also filed a notice of appeal. The Company filed its opposition to plaintiffs’ motion for relief from judgment and to amend the complaint on April 8, 2010. Briefing is expected to be completed on April 29, 2010.

On February 25, 2009, the Company initiated a legal action against Citigroup Global Markets Inc. (“CGMI”) in connection with $72,200 in outstanding principal amount of certain ARS, which the Company acquired through CGMI, in the U.S. District Court for the Eastern District of Missouri styled K-V Pharmaceutical Company v. Citigroup Global Markets Inc. On January 21, 2010, the Company and CGMI entered into a Purchase and Release Agreement, pursuant to which CGMI agreed to purchase the Company’s remaining ARS for an aggregate purchase price of approximately $61,707. The Company also received a two-year option (which expires on January 21, 2012) to reacquire the ARS (in whole or on a class-by-class basis) for the prices at which they were sold, as well as the right to receive further payments in the event any ARS are redeemed prior to the expiration of the option. The Company agreed to release CGMI from any liability or claim arising from the Company’s investment in ARS sold by CGMI, and the Company and CGMI agreed to take all necessary steps to dismiss with prejudice all claims asserted by the Company against CGMI regarding the ARS, including the legal action referred to above. (See Note 20—“Subsequent Events” for more information regarding the settlement agreement and the proceeds received in connection therewith.)

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

The Company and/or ETHEX are named defendants in at least 36 pending product liability lawsuits that relate to the voluntary product recalls initiated by the Company in late 2008 and early 2009. The plaintiffs in these lawsuits allege damages as a result of the ingestion of purportedly oversized tablets allegedly distributed in 2007 and 2008. The lawsuits are pending in federal and state courts in various jurisdictions. Of the 36 pending lawsuits, including seven that have settled but have not yet been dismissed, the plaintiffs in 3 lawsuits allege economic harm, the plaintiffs in 23 lawsuits allege that a death occurred, the plaintiffs in 16 lawsuits allege personal injury and the plaintiffs in the remaining lawsuits allege non-fatal physical injuries. Plaintiffs’ allegations of liability are based on various theories of recovery, including, but not limited to strict liability, negligence, various breaches of warranty, misbranding, fraud and other common law and/or statutory claims. Plaintiffs seek substantial compensatory and punitive damages. Three of the lawsuits are putative class actions, one of the lawsuits is on behalf of 22 claimants, and the remaining lawsuits are individual lawsuits. The Company believes that these lawsuits are without merit and is vigorously defending against them, except where, in its judgment, settlement is appropriate. In addition to the 36 pending lawsuits, there are at least 208 pending pre-litigation claims (at least 28 of which involve a death) that may or may not eventually become lawsuits. The Company has also resolved a significant number of related product liability lawsuits and pre-litigation claims. In addition to self insurance, the Company possesses third party product liability insurance, which the Company believes is applicable to the pending lawsuits and claims.

The Company and ETHEX are named as defendants in a complaint filed by CVS Pharmacy, Inc. (“CVS”) in the United States District Court for the District of Rhode Island on or about February 26, 2010 and styled CVS Pharmacy, Inc. v. K-V Pharmaceutical Company and Ethex Corporation (No. CA-10-095) (“CVS Complaint”). The CVS Complaint alleges three claims: breach of contract, breach of implied covenant of good faith and fair dealing, and, in the alternative, promissory estoppel. CVS’ claims are premised on the allegation that the Company and/or ETHEX failed to perform their alleged promises to either supply CVS with its requirements for certain generic drugs or reimburse CVS for any higher price it must pay to obtain the generic drugs. CVS seeks damages of no less than $100,000, plus interest and costs. The Company was served with the CVS Complaint on March 8, 2010. An Answer was filed on April 14, 2010. The Company believes it has strong defenses and intends to vigorously defend its interests in this case.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(Amount in thousands, except per share data)

On April 16, 2010, a derivative action was filed in the Circuit Court of St. Louis County, Missouri, styled Thomas Henry, Derivatively on Behalf of K-V Pharmaceutical Company v. David A. Van Vliet, Marc S. Hermelin, Norman D. Schellenger, Terry B. Hatfield, Kevin S. Carlie, Jean M. Bellin, David S. Hermelin, Jonathon E. Killmer, Rita E. Bleser, and Ronald J. Kanterman and K-V Pharmaceutical Company. The suit alleges breach of fiduciary duties, waste of corporate assets and unjust enrichment that have caused substantial monetary losses to the Company and other damages, such as its reputation and goodwill. The Company has not yet received service of process in this case.

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

19.   INCOME TAXES

The Company incurred a net operating loss during the fiscal year ended March 31, 2009 and had federal loss carry forwards of approximately $93,000 and state loss carry forwards of approximately $139,000 at March 31, 2009. The Company also had tax credit carry forwards for alternative minimum tax, research credit, and foreign tax credit of approximately $9,311 at March 31, 2009. The loss carry forwards begin to expire in the year 2029, while the alternative minimum tax credits have no expiration date. The research credit and foreign tax credit begin to expire in the year 2029 and 2019, respectively.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers all significant available positive and negative evidence, including the existence of losses in recent years, the timing of deferred tax liability reversals, projected future taxable income, taxable income in carry back years, and tax planning strategies to assess the need for a valuation allowance. Based upon the level of current taxable loss, projections for future taxable income over the periods in which the temporary differences are deductible, the taxable income in available carry back years and tax planning strategies, management concluded that it was more likely than not that the Company will not realize the benefits of these deductible differences. The operating loss for the fiscal year ended March 31, 2009 exceeded the cumulative income from the two preceding fiscal years. The available carry back of this operating loss was not fully absorbed, which resulted in an operating loss carry forward. The Company established valuation allowances of $82,449 that were charged to income tax expense in the fiscal year ended March 31, 2009.

Management believes that the operating loss reported for the three months ended June 30, 2009 more likely than not will not create a future tax benefit. As such, a valuation allowance of $21,985 has been charged to income tax expense for the three months ended June 30, 2009. However, the Company has reported a provision for income taxes for the three months ended June 30, 2009 due primarily to the timing of certain deferred tax liabilities which are not scheduled to reverse within the applicable carry forward periods for the deferred tax assets. The provision also includes adjustments to unrecognized tax benefits related to activity occurring during the three months ended June 30, 2009.

The consolidated balance sheets reflect liabilities for unrecognized tax benefits of $5,104 and $5,194 as of June 30, 2009 and March 31, 2009, respectively. Accrued interest and penalties included in the consolidated balance sheets were $1,336 and $1,250 as of June 30, 2009 and March 31, 2009, respectively.

The Company recognizes interest and penalties associated with uncertain tax positions as a component of income tax expense in the consolidated statements of income.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(Amount in thousands, except per share data)

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

On November 6, 2009, President Obama signed into law H.R. 3548, the Worker, Homeownership, and Business Assistance Act of 2009. This new law provides an optional longer net operating loss carry back period and allows most taxpayers the ability to elect a carry back period of three, four or five years (the net operating loss carry back period was previously limited to two years). This election can only be made for one year for net operating losses incurred for a tax year ending after December 31, 2007 and beginning before January 1, 2010. The Company elected to apply this extended carry back period to its tax year ended March 31, 2009. The Company elected a carry back period of five years. The Company filed an Application for Tentative Refund with the Internal Revenue Service for this additional carry back period and subsequently received a refund in the amount of $23,754 in February, 2010 (see Note 20— “Subsequent Events”). The Company expects that the impact of this new law will be recorded in the three months ended December 31, 2009, the period in which the new law was enacted.

20.   SUBSEQUENT EVENTS

On June 1, 2009, a leased facility used by PDI was damaged by an accidental fire. The incident did not affect any of the Company’s finished product manufacturing, packaging or distribution facilities. Subsequent to June 30, 2009 the Company received $5,600 in insurance proceeds. Such proceeds were used to repair and restore the damaged facilities. The insurance proceeds will be reflected as a gain in the periods in which payment is received, while expenditures will be reflected as operating expenses or capitalized property and equipment in the period incurred.

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

On January 8, 2010, the Company and Hologic entered into an amendment to the original Gestiva™ asset purchase agreement. See Note 5—“Acquisitions” for more information about the Amended Gestiva Agreement.

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

The Company received approximately $78,554 during the three months ended June 30, 2009 and $27,060 subsequent to June 30, 2009 of tax refunds from the federal and state tax authorities as a result of amended returns, settlement of an examination and operating loss carry backs. The tax law with respect to operating loss carry backs was changed in November, 2009 to allow a carry back period of up to five years. This increased carry back period allowed the Company to claim an additional refund of $23,754, which is included in the above amount.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(Amount in thousands, except per share data)

On February 25, 2010, the Board, at the recommendation of the Special Committee, approved entering into the plea agreement with the Department of Justice. The plea agreement was executed by the parties and was entered by the U.S. District Court, Eastern District of Missouri, Eastern Division on March 2, 2010. Pursuant to the terms of the plea agreement, ETHEX pleaded guilty to two felony counts, each stemming from the failure to make and submit a field alert report to the FDA in September 2008 regarding the discovery of certain undistributed tablets that failed to meet product specifications. Sentencing pursuant to the plea agreement also took place on March 2, 2010. The Company expects to pay fines, restitution and forfeiture in the aggregate amount of $27,569. See Note 18—“Commitments and Contingencies” for more information regarding the plea agreement.

On March 1, 2010, the Company entered into a Settlement Agreement with Celgene Corporation and Novartis Pharmaceuticals Corporation and Novartis Pharma AG to resolve the patent infringement litigation on Ritalin LA® and Focalin XR®. The Settlement Agreement is currently under review by the Department of Justice and the Federal Trade Commission.

On March 30, 2010, the Company committed to a plan to reduce its workforce from 681 to 392. On March 31, 2010, the Company implemented such plan. The reduction in the Company’s workforce is a part of its efforts to manage its cash and financial resources while it continues working with the FDA to return its approved products to market. In connection with the reduction of its work force, the Company expects to incur termination and other associated costs of approximately $5,000 to $6,000, which are expected to be paid between April 1, 2010 and July 31, 2010. Such costs include severance and paid-leave payments, FICA taxes and medical benefits.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Except for the historical information contained herein, the following discussion contains forward-looking statements that are subject to known and unknown risks, uncertainties, and other factors that may cause our actual results to differ materially from those expressed or implied by those forward-looking statements. These risks, uncertainties and other factors are discussed under Part I, Item 1A—“Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended March 31, 2009, Part II, Item 1A—“Risk Factors” in this Quarterly Report on Form 10-Q and above under the caption “Cautionary Note Regarding Forward-Looking Statements.” In addition, the following discussion and analysis of financial condition and results of operations, should be read in conjunction with the consolidated financial statements, the related notes to consolidated financial statements and Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2009, and the unaudited interim consolidated financial statements and related notes to unaudited interim consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q. Information provided herein for periods after June 30, 2009 is preliminary. As such, this information is not final or complete, and remains subject to change, possibly materially.

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

Our original strategy was to engage in the development of proprietary drug delivery systems and formulation technologies which enhance the effectiveness of new therapeutic agents and existing pharmaceutical products. Today we utilize several of those technologies, such as SITE RELEASE® and oral controlled release technologies, in our branded and generic products.

As a result of the decision by the Company to sell PDI, the Company has identified the assets and liabilities of PDI as held for sale in the Company’s consolidated balance sheet at March 31, 2009 and June 30, 2009 and has segregated PDI’s operating results and presented them separately as a discontinued operation for all periods presented.

As set forth below and as more fully described in our Annual Report on Form 10-K for the fiscal year ended March 31, 2009, certain events which occurred during fiscal year 2009 had a material adverse effect on our financial results for fiscal year 2009 and for the three-month period ended June 30, 2009 as shown in the comparison of our fiscal year 2010 results to our fiscal year 2009 results for the interim periods discussed in this Quarterly Report on Form 10-Q.

Discontinuation of Manufacturing and Distribution; Product Recalls; and the FDA Consent Decree

In May 2008, we received two reports of an oversized morphine sulfate extended-release tablet in commercial distribution. We conducted an investigation into the possible causes of any such oversized tablets and the likelihood that additional lots of morphine sulfate extended-release tablets or other products might contain oversized tablets. We instituted changes in our manufacturing processes to address the identified causes and intended to prevent any oversized tablets from entering commercial distribution. In addition, in June 2008, ETHEX initiated voluntary recalls of morphine sulfate 30 mg and 60 mg extended-release tablets. In July 2008, a voluntary recall was initiated in Canada by the seller of specific lots of morphine sulfate 60 mg, 30 mg and 15 mg extended-release tablets that we manufactured. On

October 15, 2008, ETHEX commenced a voluntary recall of three specific lots of dextroamphetamine sulfate 5 mg tablets as a precaution due to the possible presence of oversized tablets. On November 7, 2008, ETHEX announced a voluntary recall to the consumer level of multiple lots of five generic products of varying strengths as a precaution due to the potential presence of oversized tablets. These products included: propafenone HCl tablets, isosorbide mononitrate extended-release tablets, morphine sulfate extended-release tablets, morphine sulfate immediate release tablets, and dextroamphetamine sulfate tablets. On November 10, 2008, ETHEX initiated a voluntary recall to the retail level as a precaution due to the possible presence of oversized tablets. This recall affected multiple lots of 18 generic/non-branded products.

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

The consent decree further provides that, before resuming manufacturing, we will retain and have an independent cGMP expert undertake a review of our facilities and operations and certify compliance with cGMP regulations. Following that certification, the FDA will make a determination as to whether we are in compliance. The consent decree further provides a process pursuant to which we may request approval from the FDA to resume manufacturing and distribution of up to two groups of approved products prior to receiving approval from the FDA to resume full operations. On January 13, 2010, our independent cGMP expert, Lachman Consultants (“Lachman”), notified the FDA that Lachman had performed a comprehensive inspection and that our facilities and controls are in compliance with cGMP and the consent decree, but advised us to enact further enhancements to certain aspects of our cGMP systems. In accordance with the advice from Lachman, we continued to enhance our cGMP systems, and Lachman subsequently reinspected our cGMP systems and on April 26, 2010 certified our compliance with cGMP systems requirements. The next step will be for Lachman to certify that our production of the product(s) we initially intend to return to market is in compliance with cGMP. Once Lachman issues such a certification, we expect that the FDA will re-inspect our systems, facilities and operations and determine whether we are in compliance. A successful FDA inspection is a prerequisite to resuming manufacturing and shipment of the initial product(s), and we anticipate additional FDA reviews before we return other product(s) to market or are permitted to resume full operations. We cannot predict with certainty the timing or the outcome of the Lachman product certifications or subsequent FDA reviews.

Even after a successful FDA inspection, we anticipate that additional data will need to be generated and submitted to the FDA with respect to certain of our products before we can return them to the market. For example, we will need to perform additional work with regard to product development and formulation and to submit additional data to the FDA before certain products can be returned to the market. Similarly, the FDA has also informed us that, with respect to certain of our products that are subject to ANDAs or supplemental ANDAs we had submitted before entering into the consent decree, we will need to develop and/or submit additional data before those applications can be considered for approval.

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

Workforce Reduction

On February 5, 2009, we commenced a substantial reduction of our workforce as part of an ongoing realignment of our cost structure that was necessitated by our product recalls and the requirements under the consent decree. We have also realigned and restructured the Ther-Rx sales force and, in connection with this realignment and restructuring, have significantly reduced the number of sales employees. In July 2009, we also realigned and restructured the production workforce and reduced the number of production employees by approximately 300. Most of these employees had been laid off in February 2009 and later were terminated once we were satisfied that our staffing levels were adequate to meet our needs. In March 2010, we further reduced our workforce by approximately 290 employees. As a result of this realignment and restructuring, we have reduced our employee headcount from approximately 1,700 at December 31, 2008 to approximately 390 as of March 31, 2010. Despite the realignment and restructuring, we believe we have retained an adequate level of personnel to support our initial re-entry into the market. The total number of employees we had during the three months ended June 30, 2009 averaged 730, as compared to 1,613 during the three months ended June 30, 2008.

Audit Committee Internal Investigation

As more fully described in our Annual Report on Form 10-K for the fiscal year ended March 31, 2009, in August 2008, the Audit Committee of our Board, with the assistance of outside legal counsel, including regulatory counsel with respect to FDA matters, and other advisers, conducted an internal investigation with respect to a range of specific allegations involving, among other items, FDA regulatory and other compliance matters and management misconduct. The investigation was substantially completed in December 2008 and the investigation of all remaining matters was completed in June 2009.

Results of Operations

Net revenues for the three months ended June 30, 2009 decreased by $124.8 million or, 95.2%, compared to the three months ended June 30, 2008. This decrease resulted primarily from the impact of the nationwide recalls we initiated in the fourth quarter of fiscal year 2009 and the shipment suspensions we initiated of all approved tablet-form products in December 2008 and all other drug products in January 2009. During the three months ended June 30, 2009, we continued to sell products not manufactured by us and generated license revenue, which were the only sources of net revenues. The overall decrease in gross profit of $93.7 million resulted primarily from the $124.8 million decrease in net revenues, offset by a decrease in cost of sales of $31.0 million due to a reduction in personnel costs and production activity. Operating expenses decreased $31.8 million or 40.9%, due primarily to decreases in personnel costs, branded marketing and promotion expense, research and development expense, purchased in-process research and development and amortization of intangibles. The decrease in gross profit, partially offset by the decrease in operating expenses, resulted in a $61.9 million decrease in operating income. Our results of operations for the three months ended June 30, 2009 also included the impact of a $22.0 million valuation allowance that was charged to income tax expense for deferred tax assets that we determined may not be realized as tax deductions in the future. Because of these factors, we incurred a net loss of $55.0 million in the three months ended June 30, 2009, which when compared to the three months ended June 30, 2008 represents a $60.5 million decrease in net income.

Net Revenues by Segment

	Three Months Ended June 30,		Change
($ in thousands):	2009	2008	$	%

Branded products	$5,652	$48,206	$(42,554)	(88.3)%

as % of net revenues	89.8%	36.8%

Specialty generics/non-branded	636	82,693	(82,057)	(99.2)%

as % of net revenues	10.1%	63.1%

Other	7	161	(154)	(95.7)%

Total net revenues	$6,295	$131,060	$(124,765)	(95.2)%

The decrease in branded product sales was due to ceasing all of our manufacturing operations, as described above, during the fourth quarter of fiscal year 2009. As a result, branded product net revenues were derived from Evamist™, which is manufactured by a third party. Net revenues from Evamist™ during the three months ended June 30, 2009 were approximately $2.0 million. The product launch for Evamist™ occurred in the first quarter of fiscal year 2009 and as such, sales were nominal during the three months ended June 30, 2008. During the three months ended June 30, 2008, net revenues of our anti-infective, hematinic and advanced prescription nutritional products were $11.1 million, $8.6 million and $26.1 million, respectively. The decrease in net revenues was partially offset by $3.5 million received in the three months ended June 30, 2009 as license revenue related to the transfer of certain existing product registrations, manufacturing technology and intellectual property rights.

The decrease in specialty generic/non-branded net revenues was due to ceasing all of our manufacturing operations, as described above, during the fourth quarter of fiscal year 2009. As a result, sales of generic products were derived solely from Keterolac and Naproxen, which are manufactured by a third party. Net revenues from Keterolac and Naproxen during the three months ended June 30, 2009 were approximately $0.6 million, compared to $1.1 million during the three months ended June 30, 2008. In fiscal year 2006, we received a favorable court ruling in a Paragraph IV patent infringement action filed against us by AstraZeneca based on our ANDA submissions to market the 100 mg and 200 mg strengths of metoprolol. Since we were the first company to file with the FDA for generic approval of these two dosage strengths, we were accorded the opportunity for a 180-day exclusivity period to market them. We began shipping these two products in July 2007. We began shipping the 25 mg and 50 mg strengths of metoprolol upon approval in March 2008 and May 2008, respectively. These four products generated net revenues of $35.5 million during the three months ended June 30, 2008.

Gross Profit by Segment

	Three Months Ended June 30,		Change
($ in thousands):	2009	2008	$	%

Branded products	$5,160	$42,686	$(37,526)	(87.9)%

as % of net revenues	91.3%	88.5%

Specialty generics/non-branded	174	46,200	(46,026)	(99.6)%

as % of net revenues	27.4%	55.9%

Other	(12,664)	(2,485)	(10,179)	409.6%

Total gross profit	$(7,330)	$86,401	$(93,731)	(108.5)%
as % of total net revenues	(116.4)%	65.9%

The decrease in gross profit in both our branded and specialty generics/non-branded segments was primarily due to ceasing all of our manufacturing operations, as described above, during the fourth quarter of fiscal year 2009, which limited our net revenues to sales of products manufactured by third parties. Additionally, because we ceased all manufacturing activities, all costs associated with our manufacturing operations were immediately expensed as incurred. The “Other” category for gross profit reflected above includes the impact of contract manufacturing revenues, pricing and production variances, and changes to inventory reserves associated with production. Any inventory reserve changes associated with finished goods are reflected in the applicable segment. The fluctuation in the “Other” category was primarily the result of the lack of production activity in the three months ended June 30, 2009. In the three months ended June 30, 2008, we were capitalizing the majority of labor and overhead expense into inventory. Since we were not producing products in the three months ended June 30, 2009, labor and overhead expense was recognized directly into cost of sales rather than capitalized into inventory.

Research and Development

	Three Months Ended June 30,		Change
($ in thousands):	2009	2008	$	%

Research and development	$10,909	$15,491	$(4,582)	(29.6)%
as % of net revenues	173.3%	11.8%

Research and development expenses consist mainly of personnel-related costs and costs related to bioequivalency studies for proposed generic products, laboratory and preclinical tests for proposed branded products, clinical studies to determine the safety and efficacy of proposed branded products, and material used in research and development activities. The decrease in research and development expense of $4.6 million was primarily due to lower personnel costs associated with the reduction in force discussed above that occurred in the fourth quarter of fiscal year 2009 and lower costs associated with the testing of drugs under development due to a reduction in bioequivalency studies and clinical trials during the three months ended June 30, 2009, as compared to the same period during the prior fiscal year. The number of our research and development personnel decreased by 52% at June 30, 2009, as compared to June 30, 2008.

Selling and Administrative

	Three Months Ended June 30,		Change
($ in thousands):	2009	2008	$	%

Selling and administrative	$30,921	$56,827	$(25,906)	(45.6)%
as % of net revenues	491.2%	43.4%

The decrease in selling and administrative expenses was primarily due to:

•

$15.4 million decrease in personnel costs due to decreases in management, sales and other personnel related to the significant reduction in our workforce which occurred in the fourth quarter of fiscal year 2009;

•	$13.7 million decrease of marketing and promotion expenses related to suspending shipment of all approved tablet-form products in December 2008 and all other drug products in January 2009;
•	$1.0 million decrease in facility expenses due to the ongoing realignment of our cost structure that was necessitated by our product recalls and the requirements under the consent decree;
•	$0.2 million decrease in product development costs as a result of our discontinuation of manufacturing and distribution and the ongoing realignment of our cost structure; and
•

$6.8 million increase in expenses for consulting, legal and other professional services associated with engaging external resources to assist with current good manufacturing practice (cGMP) compliance efforts and legal inquiries and investigations.

Additionally, we entered into a settlement agreement with Breckenridge Pharmaceutical, Inc. on June 22, 2009 regarding an existing litigation (see Note 18—“Commitments and Contingencies” of the Notes to the Consolidated Financial Statements in this Quarterly Report on Form 10-Q). Under the terms of the settlement agreement, Breckenridge agreed to pay us a total of $1.0 million, payable in nine monthly payments beginning July 1, 2009, with the final payment due on March 1, 2010. We recorded the settlement as a reduction to selling and administrative expense for the three months ended June 30, 2009.

Amortization of Intangible Assets

	Three Months Ended June 30,		Change
($ in thousands):	2009	2008	$	%

Amortization of intangible assets	$2,949	$3,401	$(452)	(13.3)%
as % of net revenues	46.8%	2.6%

Because of the events that occurred beginning in the third quarter of fiscal year 2009, which included four voluntary recalls involving 25 generic products and the suspension of all shipments of our FDA-approved tablet-form products, we completed an evaluation of each of our intangible assets. Based upon management’s analysis, it was determined the following intangible assets were impaired:

•

Pursuant to the terms of the consent decree, we agreed not to distribute our unapproved products, including our prenatal vitamins and hematinic products, unless we obtain approval through the FDA’s ANDA or NDA processes. Since we were unable to generate any revenues from these products and they were not approved by the FDA, we recorded $34.1 million during fiscal year 2009 as an impairment charge to write-off the net book value of the intangible assets related to our branded prenatal vitamins and hematinic products.

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

Due to the write-off of the intangible assets described above, amortization expense decreased by $0.5 million.

We test the carrying value of long-lived assets for impairment at least annually and also assess and evaluate on a quarterly basis if any events have occurred which indicate the possibility of impairment. During the assessment as of June 30, 2009, we did not identify any events that were indicative of impairment. However, any significant changes in actual future results from the assessment used to perform the quarterly evaluation, such as lower sales, increases in production costs, technological changes or decisions not to produce or sell products, could result in impairment at a future date (see Note 2—“Basis of Presentation” of the Notes to the Consolidated Financial Statements in this Quarterly Report on Form 10-Q).

Purchased In-Process Research and Development

	Three Months Ended June 30,		Change
($ in thousands):	2009	2008	$	%

Purchased in-process research and development	$-	$2,000	$(2,000)	(100.0)%
as % of net revenues	0.0%	1.5%

In January 2008, we entered into a definitive asset purchase agreement to acquire the U.S. and worldwide rights to Gestiva™ (17-alpha hydroxyprogesterone caproate) (see Note 5—“Acquisitions” of the Notes to the Consolidated Financial Statements in this Quarterly Report on Form 10-Q). Under the terms of the asset purchase agreement, we made a $2.0 million cash payment in May 2008 upon achievement of a milestone. Because the product was not FDA approved at the time when this payment was made, we recorded this payment as an in-process research and development charge.

Pursuant to the Amended Gestiva Agreement (see Note 5—“Acquisitions” of the Notes to the Consolidated Financial Statements in this Quarterly Report on Form 10-Q), a $70,000 cash payment was due upon execution of the Gestiva Amendment. We made such payment in the fourth quarter of fiscal year 2010 which will be reflected as in-process research and development expense in the consolidated statement of operations for the quarter ending March 31, 2010.

Litigation and Governmental Inquiries

	Three Months Ended June 30,		Change
($ in thousands):	2009	2008	$	%

Litigation and governmental inquiries	$610	$-	$610	N/A
as % of net revenues	9.7%	0.0%

The increase in expense of $0.6 million is the result of expense related to litigation and governmental inquiries that we recorded for various litigation claims, including $0.3 million expense recorded for product liability actions related to the voluntary product recalls initiated by us in calendar year 2008 and early 2009 and alleged damages as a result of the ingestion of purportedly oversized tablets allegedly distributed in 2007 and 2008.

Restructuring

	Three Months Ended June 30,		Change
($ in thousands):	2009	2008	$	%

Restructuring	$533	$-	$533	N/A
as % of net revenues	8.5%	0.0%

In April and June 2009, we further reduced our workforce as part of an ongoing realignment of our cost structure. We recorded expense of $0.5 million for the three months ended June 30, 2009 for severance benefits related to these terminations.

Interest Expense

	Three Months Ended June 30,		Change
($ in thousands):	2009	2008	$	%

Interest expense	$2,088	$2,518	$(430)	(17.1)%

The decrease in interest expense resulted primarily from the impact of a higher interest rate paid on the $200.0 million principal amount of Contingent Convertible Subordinated Notes (the “Notes”) during the three months ended June 30, 2008, as compared to the three months ended June 30, 2009. In November 2007, the average trading price of the Notes reached the threshold for the applicable five-day trading period, which resulted in the payment of contingent interest and as a result, the Notes bore interest at a rate of 3.00% per annum for the period from November 16, 2007 to May 15, 2008. In May 2008, the average trading price of the Notes fell below the contingent interest threshold for the five-day trading period and beginning May 16, 2008, the Notes began to bear interest at a rate of 2.50% per annum. Additionally, we had a $30.0 million line of credit outstanding during the three months ended June 30, 2008 that was fully repaid in February 2009. Interest expense on this line of credit was $0.3 million during the three months ended June 30, 2008.

Interest and Other Income

	Three Months Ended June 30,		Change
($ in thousands):	2009	2008	$	%

Interest and other income	$1,397	$879	$518	58.9%

The increase in interest and other income for the quarter consisted of foreign currency transaction gains of $0.6 million on investments denominated in the Indian Rupee for the three months ended June 30, 2009, as compared to foreign currency losses of $0.8 million for the three months ended June 30, 2008. This increase was offset by a decline in interest income of $0.9 million. The decrease in interest income was primarily due to the impact of lower short-term market interest rates, which reduced our weighted average interest rate on interest-earning assets to 1.10% for the three months ended June 30, 2009, as compared to 2.88% for the same period during the prior fiscal year.

Income Tax Provision

	Three Months Ended June 30,		Change
($ in thousands):	2009	2008	$	%

Income tax provision	$1,669	$2,866	$(1,197)	(41.8)%
Effective tax rate	(3.1)%	40.7%

The provision for income taxes for the three months ended June 30, 2009 was primarily due to the timing of certain deferred tax liabilities which are not scheduled to reverse within the applicable carry forward periods for the deferred tax assets. We recorded a valuation allowance in the quarter ended June 30, 2009 which offset the tax benefit associated with the net loss during the same period.

Income from Discontinued Operations

	Three Months Ended June 30,		Change
($ in thousands):	2009	2008	$	%

Income from discontinued operations	$661	$1,394	$(733)	(52.6)%

During the fourth quarter of fiscal year 2009, our Board authorized management to sell PDI, our specialty materials segment. We are in the process of marketing PDI for sale and have retained an advisor to assist us in the divestiture of PDI. Therefore, we have segregated PDI’s operating results and presented them separately as a discontinued operation for all periods presented. (See Note 17—“Segment Reporting” of the Notes to the Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.) The decrease in income from discontinued operations was primarily due to the decrease in PDI’s net revenues and total operating expenses.

Liquidity and Capital Resources

Cash and cash equivalents and working capital were $79.8 million and $(45.8) million, respectively, at June 30, 2009, as compared to $75.7 million and $5.2 million, respectively, at March 31, 2009. Working capital is defined as total current assets as reduced by total current liabilities. Working capital declined primarily due to a decrease in income taxes receivable of $78.1 million and accounts receivable (net) of $19.1 million that were offset by a decrease in accrued liabilities of $50.0 million. The decrease in income taxes receivable is primarily due to the receipt of tax refunds associated with carrying back net operating losses to previous years while the decrease in accounts receivable resulted primarily from applying credits owed to our customers for returns and failure to supply costs associated with the product recalls in fiscal year 2009 against outstanding amounts such customers owed to us. The decrease in accrued liabilities is primarily due to payments and credits associated with return and failure to supply costs described above that we provided to customers that did not have outstanding amounts owed to us. The decrease in accrued liabilities is also attributable to payments associated with product recall processing fees, litigation settlements and legal and consulting fees associated with the FDA consent decree and governmental inquiries.

The decrease in our net cash flow from operations was primarily due to the net loss incurred as a result of ceasing our manufacturing operations in the fourth quarter of fiscal year 2009, which we were able to offset by the receipt of tax refunds.

Net cash flow used in investing activities included capital expenditures of $1.6 million for the three months ended June 30, 2009, as compared to $4.3 million for the corresponding prior year period. The decrease in capital expenditures during the quarter was primarily due to ceasing operations and cancelling capital projects in the fourth quarter of fiscal year 2009. Other investing activities during the three months ended June 30, 2008 consisted of the $2.0 million milestone payment we made in conjunction with the Gestiva™ acquisition (see Note 5—“Acquisitions” of the Notes to the Consolidated Financial Statements in this Quarterly Report on Form 10-Q).

At June 30, 2009, our investment securities included $72.8 million in principal amount of auction rate securities (“ARS”). Consistent with our investment policy guidelines, the ARS held by us are AAA-rated securities with long-term nominal maturities secured by student loans which are guaranteed by the U.S. Government. Liquidity for the ARS is typically provided by an auction process which allows holders to sell their notes and resets the applicable interest rate at pre-determined intervals, typically between seven to 35 days. However, with the liquidity issues experienced in global credit and capital markets, the ARS experienced failed auctions beginning in February 2008 and throughout fiscal year 2009. An auction failure means that the parties wishing to sell their securities could not be matched with an adequate volume of buyers. The securities for which auctions have failed continue to accrue interest at the contractual rate and continue to be auctioned every seven, 14, 28 or 35 days, as the case may be, until the auction succeeds, the issuer calls the securities, or they mature.

The estimated fair value of our ARS holdings at June 30, 2009 was $64.9 million, as compared to a carrying value of $63.8 million. The estimated fair value of the ARS was based on a discounted cash flow model that considered, among other factors, the time to work out the market disruption in the traditional trading mechanism, the stream of cash flows (coupons) earned until maturity, the prevailing risk-free yield curve, credit spreads applicable to a portfolio of student loans with various tenures and ratings and an illiquidity premium. These factors were used in a Monte Carlo simulation based methodology to derive the estimated fair value of the ARS.

ARS have historically been classified as short-term marketable securities in our consolidated balance sheet. Given the failed auctions, we reclassified the ARS held at March 31, 2009 from current assets to non-current assets and, as of June 30, 2009, we continued to reflect the ARS as non-current assets (see Note 9—“Investment Securities” of the Notes to the Consolidated Financial Statements in this Quarterly Report on Form 10-Q for more information on the ARS).

Our debt balance, including current maturities, was $237.9 million at June 30, 2009, as compared to $238.5 million at March 31, 2009.

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

In May 2003, we issued $200.0 million principal amount of Notes that are convertible, under certain circumstances, into shares of our Class A Common Stock at an initial conversion price of $23.01 per share. The Notes bear interest at a rate of 2.50% and mature on May 16, 2033. We are also obligated to pay contingent interest at a rate equal to 0.5% per annum during any six-month period commencing May 16, 2006, if the average trading price of the Notes per $1,000 principal amount for the five-trading day period ending on the third trading day immediately preceding the first day of the applicable six-month period equals $1,200 or more. In November 2007, the average trading price of the Notes reached the threshold for the applicable five-day trading period which resulted in the payment of contingent interest and beginning November 16, 2007 the Notes began to bear interest at a rate of 3.00% per annum. In May 2008, the average trading price of the Notes fell below the contingent interest threshold for the five-day trading period and beginning May 16, 2008 the Notes began to pay interest at a rate of 2.50% per annum. We may redeem some or all of the Notes at any time on or after May 21, 2006, at a redemption price, payable in cash, of 100% of the principal amount of the Notes, plus accrued and unpaid interest (including contingent interest, if any) to the date of redemption. Holders may require us to repurchase all or a portion of their Notes on May 16, 2013, 2018, 2023 and 2028, or upon a change in control, as defined in the indenture governing the Notes, at 100% of the principal amount of the Notes, plus accrued and unpaid interest (including contingent interest, if any) to the date of repurchase, payable in cash. Since the next date holders may require us to repurchase all or a portion of their Notes is May 16, 2013, the Notes were classified as a long-term liability as of June 30, 2009 and March 31, 2009. The Notes are subordinate to all of our existing and future senior obligations.

In December 2005, we entered into a financing arrangement with St. Louis County, Missouri related to expansion of our operations in St. Louis County (see Note 15 —“Taxable Industrial Revenue Bonds” of the Notes to the Consolidated Financial Statements in this Quarterly Report on Form 10-Q). Up to $135.5 million of industrial revenue bonds may be issued to us by St. Louis County relative to capital improvements made through December 31, 2009. This agreement provides that 50% of the real and personal property taxes on up to $135.5 million of capital improvements will be abated for a period of 10 years subsequent to the property being placed in service. Industrial revenue bonds totaling $129.9 million were outstanding at June 30, 2009. The industrial revenue bonds are issued by St. Louis County to us upon our payment of qualifying costs of capital improvements, which are then leased by us for a period ending December 1, 2019, unless earlier terminated. We have the option at any time to discontinue the arrangement and regain full title to the abated property. The industrial revenue bonds bear interest at 4.25% per annum and are payable as to principal and interest concurrently with payments due under the terms of the lease. We have classified the leased assets as property and equipment and have established a capital lease obligation equal to the outstanding principal balance of the industrial revenue bonds. Lease payments may be made by tendering an equivalent portion of the industrial revenue bonds. As the capital lease payments to St. Louis County may be satisfied by tendering industrial revenue bonds (which is our intention), the capital lease obligation, industrial revenue bonds and related interest expense and interest income, respectively, have been offset for presentation purposes in the Consolidated Financial Statements.

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

The assessment of our ability to continue as a going concern was made by management considering, among other factors: (i) our need to obtain additional capital; (ii) the suspension of shipment of all products manufactured by us and the requirements under the consent decree with the FDA; (iii) the timing and number of approved products that will be reintroduced to the market and the related costs; (iv) the potential outcome with respect to the governmental inquiries, litigation or other matters described in Note 18—“Commitments and Contingencies” of the Notes to the Consolidated Financial Statements included in this Quarterly Report on Form 10-Q; and (v) our ability to comply with debt covenants. Our assessment was further affected by our fiscal year 2009 net loss of $313.6 million, our first quarter fiscal year 2010 net loss of $55.0 million and the outstanding balance of cash, cash equivalents and short-term marketable securities (excluding PDI assets, which are accounted for as assets held for sale) of $79.8 million as of June 30, 2009. For periods subsequent to June 30, 2009, we expect losses to continue because we are unable to generate any significant revenues from our own manufactured products until we are able to resume shipping certain or many of our approved products, which currently is not expected to occur until the fourth quarter of calendar year 2010 at the earliest. In addition, we must meet ongoing operating costs as well as costs related to the steps we are currently taking to prepare for reintroducing our approved products to the market. If we are not able to obtain the FDA’s clearance to resume manufacturing and distribution of our approved products in a timely manner and at a reasonable cost, our financial position, results of operations, cash flows and liquidity will continue to be materially adversely affected. These conditions raise substantial doubt about our ability to continue as a going concern.

We believe that we are not in compliance with one or more of the requirements of our mortgage loan arrangement as of March 31, 2009 and June 30, 2009 (see Note 14—“Long-Term Debt” of the Notes to the Consolidated Financial Statements included in this Quarterly Report on Form 10-Q). Failure by us to comply with the requirements of the mortgage loan arrangement or to otherwise receive a waiver from the mortgage lender for any noncompliance could result in our outstanding mortgage debt obligation accelerating and immediately becoming due and payable. If the acceleration occurs and the mortgage debt is not immediately paid in full, an event of default could also be deemed to have occurred under the $200 million principal amount of 2.5% Contingent Convertible Subordinated Notes. If an event of default is deemed to have occurred on the Notes, the principal amount plus any accrued and unpaid interest could also become immediately due and payable. The acceleration of these outstanding debt obligations would materially adversely affect our business, financial condition and cash flows.

Based on current financial projections, we believe the continuation of our company as a going concern is primarily dependent on our ability to address, among other factors: (i) our need to obtain additional capital; (ii) the suspension of shipment of all products manufactured by us and the requirements under the consent decree with the FDA; (iii) the timing and number of approved products that will be reintroduced to the market and the related costs; (iv) the potential outcome with respect to the governmental inquiries, litigation or other matters described in Note 18—“Commitments and Contingencies” of the Notes to the Consolidated Financial Statements included in this Quarterly Report on Form 10-Q; and (v) our ability to comply with debt covenants. While we address these matters, we must continue to meet expected near-term obligations, including normal course operating cash requirements and costs associated with reintroducing our approved products to the market (such as costs related to our employees, facilities and FDA compliance), remaining payments associated with the acquisition of the rights to Gestiva™ (see Note 5—“Acquisitions” of the Notes to the Consolidated Financial Statements included in this Quarterly Report on Form 10-Q), the financial obligations pursuant to the plea agreement (see Note 20—“Subsequent Events” of the Notes to the Consolidated Financial Statements included in this Quarterly Report on Form 10-Q), as well as the significant costs, such as legal and consulting fees, associated with the steps taken by us in connection with the consent decree and the litigation and governmental inquiries. If we are not able to obtain the FDA’s clearance to resume manufacturing and distribution of our approved products in a timely manner and at a reasonable cost, and/or if we experience adverse outcomes with respect to any of the governmental inquiries or litigation described in Note 18—“Commitments and Contingencies” of the Notes to the Consolidated Financial Statements included in this Quarterly Report on Form 10-Q, our financial position, results of operations, cash flows and liquidity will continue to be materially adversely affected. See Item 1A—“Risk Factors” included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2009 regarding additional risks we face with respect to these matters.

In the near term, we are focused on meeting the requirements of the consent decree, which will allow our approved products to be reintroduced to the market, and are pursuing various means to increase cash. Since June 30, 2009, we have generated non-recurring cash proceeds to support our on-going operating and compliance requirements from the receipt of tax refunds, the monetization of our ARS and the sale of certain other assets (see Note 20—“Subsequent Events” of the Notes to the Consolidated Financial Statements included in this Quarterly Report on Form 10-Q). We also generated cash from the sale of certain products not manufactured by us under the distribution and supply agreement with Purdue (see Note 18—“Commitments and Contingencies” of the Notes to the Consolidated Financial Statements included in this Quarterly Report on Form 10-Q). While these cash proceeds were sufficient to meet near-term cash requirements, we are pursuing ongoing efforts to increase cash including the continued implementation of cost savings, divestiture of PDI and other assets and the return of certain of our approved products to market in a timely manner. In addition, in order to continue to meet the expected near-term obligations described above, we will still need to obtain additional capital through additional asset sales. Based on our continuing assessment and identification of assets for future sale and the results of the currently proposed asset sales, we may elect to engage in external financing efforts. We currently do not anticipate issuing equity securities to raise additional capital. However, we continue to evaluate our capital needs and availability of financing to assess and identify the best available external financing alternatives. We cannot provide assurance that we will be able to realize the cost reductions we anticipate from reducing our operations or our employee base, that some or many of our approved products can be returned to the market in a timely manner, that our higher profit approved products will return to the market in the near term, that we can obtain additional cash through asset sales, or that external financing can be obtained when needed, under acceptable terms or in the amounts required. If we are unsuccessful in our efforts to sell assets and raise additional capital in the near term, we will be required to further reduce our operations, including further reductions of our employee base, or we may be required to cease operations in order to offset the lack of available funding.

Our ability to obtain capital has been and continues to be materially and negatively affected by a number of factors. The current and evolving credit market condition and general adverse economic conditions have caused the cost of prospective debt and equity financings to increase considerably. These circumstances have materially adversely affected liquidity in the financial markets, making terms for certain financings unattractive, and in some cases have resulted in the unavailability of financing. We also anticipate that the uncertainty created by the ongoing governmental inquiries and litigation described in Note 18—“Commitments and Contingencies” of the Notes to the Consolidated Financial Statements included in this Quarterly Report on Form 10-Q, steps taken by us in connection with the nationwide recall and suspension of shipment of all drug products manufactured by us, the consent decree and the uncertainty with respect to when we will resume shipment of our products, if at all, will affect our ability to obtain capital on a timely basis, or at all. In light of the factors described above, we may not be able to obtain additional capital. Even if we are able to obtain additional financing or issue debt securities under these circumstances, the cost to us likely will be high and the terms and conditions are likely to be onerous. In addition, if we were to issue equity securities, such securities likely would be priced at or below the current market price for our securities. As a result, sales of equity securities at or below current market prices likely would result in substantial dilution for current shareholders who purchased our equity securities at or above current market prices.

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

Current and Anticipated Liquidity Position

At March 31, 2010, we had approximately $60.0 million in cash, cash equivalents and short-term investment securities. We received approximately $125.3 million of cash during the third quarter of fiscal year 2010 as a result of entering into a distribution and supply agreement with Purdue that allowed us to sell limited quantities of oxycodone hydrochloride tablets manufactured by them (see Note 18—“Commitments and Contingencies” of the Notes to the Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for more information regarding the litigation with Purdue and descriptions of the settlement agreement, the patent license agreement and the distribution and supply agreement). In addition to the $78.6 million tax refund received in the first quarter of fiscal year 2010, we received additional tax refunds totaling approximately $27.0 million during the remainder of fiscal year 2010. We received an additional $61.7 million related to the settlement agreement on our ARS during the fourth quarter of fiscal year 2010 (see also Note 20—“Subsequent Events” of the Notes to the Consolidated Financial Statements included in this Quarterly Report on Form 10-Q).

At March 31, 2010, we had $236.0 million of outstanding debt, consisting of $200.0 million principal amount of Notes, the remaining principal balance of a $43.0 million mortgage loan and the remaining portion of a $2.0 million software financing arrangement. See the discussion above in this section for more information on our indebtedness.

During the quarter ending March 31, 2010, our cash operating expenditures were approximately $125.0 million. Of this amount, $70.0 million relates to a payment to Hologic, which payment was made in January 2010 in connection with the amendment to the asset purchase agreement entered into in January 2010 to secure the rights to Gestiva™, approximately $45.0 million relates to on-going operating expenses, approximately $5.0 million relates to financial obligations pursuant to the plea agreement and approximately $1.7 million relates to debt service payments, inventory build and capital expenditures. The remainder of the projected cash expenditures totaling approximately $2.0 million to $7.0 million relates to costs related to our FDA compliance consultants and other costs.

We currently project that during the quarter ending June 30, 2010, our cash operating expenditures will be approximately $40.0 million to $50.0 million, compared to approximately $60.0 million in cash, cash equivalents and short-term investment securities at March 31, 2010. Of this amount, approximately $27.0 million to $31.0 million relate to on-going operating expenses, approximately $5.0 million to $6.0 million relate to debt service payments, approximately $5.0 million to $6.0 million relate to termination and other associated costs and approximately $2.0 million to $4.0 million relate to legal and customer settlement payments. The remainder of the projected cash expenditures totaling approximately $1.0 million to $3.0 million relates to costs related to our FDA compliance consultants and other costs.

We are continuously reviewing our projected cash expenditures and are evaluating measures to reduce expenditures on an ongoing basis. In addition, our top priority is to maintain and attempt to increase our limited cash and financial resources. As a result, if we determine that our current goal of meeting the consent decree’s requirements and returning our approved products to market is likely to be significantly delayed, we may decide, in addition to selling certain of our assets, to further reduce our operations, to significantly curtail some or all of our efforts to meet the consent decree’s requirements and return our approved products to market and/or to outsource to a third party some or all of our manufacturing operations when and if we return our approved products to market. Such decision would be made based on our ability to manage our near-term cash obligations, to obtain additional capital through asset sales and/or external financing and to expeditiously meet the consent decree’s requirements and return our approved products to market. If such decision were to be made, we currently anticipate that we would focus our management efforts on developing product candidates in our development portfolio that we believe have the highest potential return on investment, which we currently believe to be primarily Gestiva™ (17-alphahydroxyprogesterone caproate). We also expect to evaluate other alternatives available to us in order to increase our cash balance.

As more fully described in Note 2—“Basis of Presentation” of the Notes to the Consolidated Financial Statements in this Quarterly Report on Form 10-Q, the sale of certain of our assets and certain strategic and operating alternatives that we currently are considering (including further reduction of our operations and/or outsourcing to a third party of some or all of our manufacturing operations) may result in significant non-cash charges for impairment of inventory, property and equipment and intangible and other long-lived assets in the period ended March 31, 2010, as we may not be able to realize our recorded value of the associated assets in connection with these actions. As of June 30, 2009, we had, excluding PDI assets (which are accounted for as assets held for sale), property and equipment, less accumulated depreciation, of $184.6 million and intangible assets and goodwill, net, of $145.5 million. We currently cannot estimate the amount of the potential impairment charges, if any, that we may incur in a future period related to decisions regarding these strategic and operating alternatives. However, if we were to incur significant impairment charges in a future period related to these decisions, our results of operations could be adversely affected and the value of our common stock could decrease. See also Part II, Item 1A—“Risk Factors—The decisions we make in order to maintain and increase our limited cash and financial resources may result in significant charges for impairment of inventory, property and equipment and intangible and other long-lived assets” in this Quarterly Report on Form 10-Q.

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

Revenue Recognition and Provisions for Estimated Reductions to Gross Revenues

Revenue is generally realized or realizable and earned when persuasive evidence of an arrangement exists, the customer’s payment ability has been reasonably assured, title and risk of ownership have been transferred to the customer, and the seller’s price to the buyer is fixed or reasonably determinable. When these conditions have not been met, revenue is deferred and reflected as a liability on the consolidated balance sheet until any uncertainties or contingencies have been resolved. We also enter into long-term agreements under which we assign marketing rights for products we have developed to pharmaceutical markets. Royalties under these arrangements are earned based on the sale of products.

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

From time to time, we provide incentives to our wholesale customers, such as trade show allowances or stocking allowances that they in turn use to accelerate distribution to their end customers. We believe that such incentives are normal and customary in the industry. Sales allowances are accrued and revenue is recognized as sales are made pursuant to the terms of the allowances offered to the customer. Due to the nature of these allowances, we believe we are able to accurately calculate the required provisions for the allowances based on the specific terms in each agreement. Additionally, customers will normally purchase additional product ahead of regular demand to take advantage of the temporarily lower cost resulting from the sales allowances. This practice has been customary in the industry and we believe would be part of a customer’s ordinary course of business inventory level. We reserve the right, with our major wholesale customers, to limit the amount of these forward buys. Sales made as a result of allowances offered on our specialty generics product line in conjunction with trade shows sponsored by our major wholesale customers and for other promotional programs accounted for 18.7% of total gross revenues for the three months ended June 30, 2008. There were no allowances offered for the three months ended June 30, 2009.

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

The following table reflects the activity during the three months ended June 30, 2009 for each accounts receivable reserve or accrued liability:

	Beginning Balance	Current Provision Related to Sales Made in the Current Period	Current Provision Related to Sales Made in the Prior Periods	Actual Returns or Credits in the Current Period	Ending Balance
(in thousands)
Three Months Ended June 30, 2009
Accounts Receivable Reserves:
Chargebacks	$1,021	$305	$-	$(1,143)	$183
Cash Discounts and Other Allowances	1,035	12	-	(146)	901
Liabilities:
Sales Rebates	8,264	182	-	(5,360)	3,086
Sales Returns	12,009	39	-	(1,310)	10,738
Medicaid Rebates	6,312	221	-	(4,847)	1,686
Medicare and Medicaid Restitution	2,275	-	-	10	2,285
Product Recall Returns	40,695	-	-	(22,990)	17,705
Failure to Supply Claims	17,101	-	-	(4,401)	12,700
Chargeback Audit Adjustments	1,823	-	321	-	2,144
Other	2,955	12	-	(2,163)	804

Total	$93,490	$771	$321	$(42,350)	$52,232

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

The decrease in the accounts receivable or accrued liability reserves of $41.3 million was primarily the result of applying credits owed to our customers for returns and failure to supply costs associated with the product recalls in fiscal year 2009 against outstanding amounts such customers owed to us and of making payments associated with return and failure to supply costs to customers that did not have outstanding amounts owed to us.

The current provision related to sales made in prior periods reflects the impact of a billing audit performed by one of our customers. As a result, we increased our chargeback reserve for the amount of the adjustment in the three months ended June 30, 2009.

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

Chargeback transactions are almost exclusively related to our specialty generics business segment. During the three months ended June 30, 2009 and 2008, the chargeback provision reduced the gross sales of our specialty generics segment by $0.6 million and $48.5 million, respectively. These amounts accounted for 98.6% and 99.3% of the total chargeback provisions recorded during the three months ended June 30, 2009 and 2008, respectively.

At June 30, 2009, we evaluated the reserve for chargebacks by comparing it against subsequent credits issued.

Shelf-Stock Adjustments – These adjustments, which are included in the chargeback reserves, represent credits issued to our wholesale customers that result from a decrease in our wholesale acquisition cost (“WAC”). Decreases in our invoice prices are discretionary decisions we make to reflect market conditions. These credits are customary in the industry and are intended to reduce a wholesale customer’s inventory cost to better reflect current market prices. Generally, we provide credits to customers at the time the price reduction occurs based on the inventory that is owned by them on the effective date of the price reduction. Since a reduction in WAC reduces the chargeback per unit, or the difference between WAC and the contract price, shelf-stock adjustments are typically included as part of the reserve for chargebacks because the price reduction credits act essentially as accelerated chargebacks. Although we have contractually agreed to provide price adjustment credits to our major wholesale customers at the time they occur, the impact of any such price reductions not included in the reserve for chargebacks is immaterial to the amount of revenue recognized in any given period. As a result of WAC decreases to certain specialty generic/non-branded products, we paid shelf-stock adjustments of $0.6 million to our wholesale customers during the three months ended June 30, 2009.

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

Medicaid Rebates – Federal law requires that a pharmaceutical manufacturer, as a condition of having its products receive federal reimbursement under Medicaid and Medicare Part B, must pay rebates to state Medicaid programs for units of its pharmaceuticals that are dispensed to Medicaid beneficiaries and paid for by a state Medicaid program. Medicaid rebates apply to both our branded and specialty generic/non-branded segments. Individual states invoice us for Medicaid rebates on a quarterly basis using statutorily determined rates: for non-innovator products, in general generic drugs marketed under ANDAs, the rebate amount, effective the first quarter of calendar year 2010, is 13% of the Average Manufacturer Price (“AMP”) for the quarter. Prior to the first quarter of calendar year 2010, the percentage was 11%. For innovator products, in general brand-name products marketed under new drug applications (NDAs), the rebate amount, effective the first quarter of calendar year 2010, is the greater of 23.1% of the AMP for the quarter (15.1% prior to the first quarter of calendar year 2010) or the difference between such AMP and the best price for that same quarter. This 23.1% is reduced to 17.1% in the case of certain clotting factors and drugs approved exclusively for pediatric indications. An additional rebate for innovator products is payable in the amount by which, if any, the product’s AMP has increased at a rate faster than inflation. For certain new formulations of existing products, the new formulation’s additional rebate may be based on the additional rebate of the original formulation of the drug. The total rebate amount for each particular product is its Unit Rebate Amount, or “URA.” The amount owed is based on the number of units paid for by each state Medicaid program in a quarter extended by the URA. Historically, these units were limited to those paid for by each state Medicaid program under fee-for-service arrangements, but effective March 23, 2010 the utilization will be expanded to include that paid for under Medicaid managed care capitated arrangements. The reserve for Medicaid rebates is based on expected payments, which are affected by patient usage and estimated inventory in the distribution channel. We estimate patient usage by calculating a payment rate as a percentage of related gross sales, which is then applied to current period sales.

Reserve for Failure to Supply Claims – We have historically entered into product purchase arrangements with certain customers that include a provision that requires us to reimburse these customers for price differences on product orders that we are unable to fulfill. We are able to estimate provisions for supply failures based on the specific terms in each arrangement. We incurred failure to supply claims in fiscal year 2009 due primarily to us not manufacturing or shipping any of our drug products during the third and fourth quarters of fiscal year 2009. There were no increases to the reserve for failure to supply claims recorded in the three months ended June 30, 2009.

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

During the assessment as of June 30, 2009, management did not identify any events that were indicative of impairment. However, any significant changes in actual future results from the assessment used to perform the quarterly evaluation, such as lower sales, increases in production costs, technological changes or decisions not to produce or sell products, could result in impairment of these intangible assets at a future date.

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

We compute our annual tax rate based on the statutory tax rates and tax planning opportunities available to us in the various jurisdictions in which we earn income. Significant judgment is required in determining our annual tax rate and in evaluating tax positions. We establish reserves for uncertain tax positions if the positions are more likely than not to be sustained upon audit. We adjust these reserves in light of changing facts and circumstances, such as the settlement of a tax audit. Our annual tax rate includes the impact of reserve provisions and changes to reserves.

Management regularly evaluates our tax positions taken on tax returns that we file using information about recent court decisions and legislative activities. Many factors are considered in making these evaluations, including past history, recent interpretations of tax law, and the specific facts and circumstances of each matter. Because tax regulations are subject to interpretation and tax litigation is inherently uncertain, these evaluations can involve a series of complex judgments about future events and can rely heavily on estimates and assumptions. The recorded tax liabilities are based on estimates and assumptions that have been deemed reasonable by management. However, if our estimates are not representative of actual outcomes, recorded tax liabilities could be materially impacted.

Contingencies

We are involved in various legal proceedings, some of which involve claims for substantial amounts. An estimate is made to accrue for a loss contingency relating to any of these legal proceedings if we determine it is probable that a liability was incurred as of the date of the financial statements and the amount of loss can be reasonably estimated. Because of the subjective nature inherent in assessing the future outcome of litigation and because of the potential that an adverse outcome in legal proceedings could have a material impact on our financial condition or results of operations, such estimates are considered to be critical accounting estimates. After a review, we have determined that at June 30, 2009 certain legal proceedings in which we are involved met the conditions described above. Accordingly, we have accrued a loss contingency relating to such legal proceedings.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk is limited to fluctuating interest rates associated with variable rate indebtedness and marketable securities that are subject to interest rate changes.

As of June 30, 2009, we had invested $72.8 million principal amount in ARS consisting of high quality (AAA rated) bonds secured by student loans which are guaranteed by the U.S. Government. The rates on these securities reset at pre-determined intervals of up to 35 days. The maturity of these securities is greater than 10 years, but the rates on these securities were to reset at predetermined intervals up to 35 days. During the fourth quarter of fiscal year 2008, certain developments in the capital and credit markets adversely affected the market for auction rate securities, which has resulted in a loss of liquidity for these investments. We have evaluated these securities to determine if other-than-temporary impairment of the carrying value of the securities has occurred due to the loss of liquidity. Because of recent significant business developments related to our company, including product recalls and the consent decree with the FDA that occurred beginning in December 2008, we face significant liquidity concerns and determined we could no longer support our previous assertion that we had the ability to hold impaired securities until their forecasted recovery. As a result, we concluded that the ARS became other-than-temporarily impaired during December 2008 and we recorded a loss of $9.1 million in current period earnings. This adjustment reduced the carrying value of the ARS to $63.7 million at December 31, 2008. During the quarter ended March 31, 2009, we recorded discount accretion of $0.1 million on the ARS, yielding a carrying value of $63.8 at March 31, 2009. During the quarter ended June 30, 2009, we sold $0.1 million in principal amount of the ARS and recorded additional discount accretion of $0.1 million on the ARS. The estimated fair value of our ARS holdings at June 30, 2009 was $64.9 million. The $1.1 million difference in fair value of the ARS at June 30, 2009 compared to the corresponding carrying value was recorded in accumulated other comprehensive income as an unrealized gain of $0.7 million, net of tax (see Note 9—“Investment Securities” of the Notes to the Consolidated Financial Statements included in this Quarterly Report on Form 10-Q). See Note 20—“Subsequent Events” of the Notes to the Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for information regarding a settlement agreement we entered into regarding the ARS and the proceeds received in connection therewith.

The annual favorable impact on our net income as a result of a 100 basis point (where 100 basis points equals 1%) increase in short-term interest rates would be approximately $1.4 million based on our average cash, cash equivalents and short-term marketable investment balances during the quarter ended June 30, 2009, compared to an increase of $0.5 million during the fiscal year ended March 31, 2009.

In May 2003, we issued $200.0 million principal amount of Convertible Subordinated Notes. The interest rate on the Notes is fixed at 2.50% and therefore not subject to interest rate changes. Beginning May 16, 2006, we became obligated to pay contingent interest at a rate equal to 0.5% per annum during any six-month period, if the average trading price of the Notes per $1,000 principal amount for the five-trading day period ending on the third trading day immediately preceding the first day of the applicable six-month period equals $1,200 or more. In November 2007, the average trading price of the Notes reached the threshold for the applicable five-day trading period which resulted in the payment of contingent interest and beginning November 16, 2007 the Notes began to bear interest at a rate of 3.00% per annum. In May 2008, the average trading price of the Notes fell below the contingent interest threshold for the five-day trading period and beginning May 16, 2008 the Notes began to pay interest at a rate of 2.50% per annum. Holders may require us to repurchase all or a portion of their Notes on May 16, 2013, 2018, 2023 and 2028, or upon a change in control, as defined in the indenture governing the Notes, at 100% of the principal amount of the Notes, plus accrued and unpaid interest (including contingent interest, if any) to the date of repurchase, payable in cash. Because the next occasion holders may require us to repurchase all or a portion of their Notes is May 16, 2013, the Notes were classified as a long-term liability as of June 30, 2009.

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

(a) Evaluation of Disclosure Controls and Procedures

An evaluation was conducted under the supervision and with the participation of our management, including the Interim Chief Executive Officer (the “CEO”) and Chief Financial Officer (the “CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2009. As a result of the material weaknesses in our internal control over financial reporting described below, our Interim CEO and CFO have concluded that our disclosure controls and procedures were not effective as of June 30, 2009.

As described in Item 9A—“Controls and Procedures” of our Annual Report on Form 10-K for the fiscal year ended March 31, 2009, management determined that the following material weaknesses existed in our internal control over financial reporting. As of June 30, 2009, these material weaknesses have not been remediated.

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

These deficiencies resulted in a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis and contributed to the other material weaknesses described below.

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

These deficiencies also resulted in a reasonable possibility that a material misstatement of our interim and annual consolidated financial statements will not be prevented or detected on a timely basis.

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

These deficiencies also resulted in a reasonable possibility that a material misstatement of our interim and annual consolidated financial statements will not be prevented or detected on a timely basis.

Remediation Activities

During the fourth quarter of fiscal year 2009 and continuing during the fiscal year ended March 31, 2010, we began taking action in order to remediate the material weaknesses described above, including designing and implementing controls by (1) conducting additional analyses and adding substantive procedures, among other things with respect to managing financial information and the preparation of our financial statements, and (2) engaging third-party experts and consultants with relevant accounting experience, skills and knowledge who work under our supervision and direction to assist with, among other things, the account closing and financial statement preparation process.

We remain committed to remediating our material weaknesses in a timely fashion. We will continue our remediation efforts described below, including testing of operating effectiveness of new controls, during the fiscal year ending March 31, 2011. While our remediation efforts are continuing, we anticipate that the implementation of a number of our remedial measures (including testing of operating effectiveness) will occur later in fiscal year 2011, due in part to the changes to and reductions of our workforce, as we also need to devote resources toward efforts to increase our limited cash and financial resources while meeting the consent decree’s requirements in order to return our products to market. We plan to provide an update on the status of our remediation activities on a quarterly basis. While unremediated, these material weaknesses have the potential to result in our failure to prevent or detect material misstatements in our annual or interim consolidated financial statements.

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

The investigation focused on, among other areas, FDA and other healthcare regulatory and compliance matters, financial analysis and reporting, employment and labor issues, and corporate governance and oversight. See Item 1—“Business—(b) Significant Recent Developments” of our Annual Report on Form 10-K for the fiscal year ended March 31, 2009 for more information on the Audit Committee investigation. As a result of its findings from the investigation, the Audit Committee, with the assistance of its legal counsel, including FDA regulatory counsel with respect to FDA matters, and other advisors, prepared and approved a remedial framework. The Board, either directly or through the Special Committee, has reviewed and approved the remedial framework. Some of the measures included in the remedial framework are intended to remediate certain material weaknesses and are listed below.

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

(b) Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the quarter ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting, other than progress with respect to the implementation of certain remediation efforts, as described above.

PART II. OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

The information set forth under Note 18—“Commitments and Contingencies” of the Notes to the Consolidated Financial Statements included in Part I, Item 1 in this Quarterly Report on Form 10-Q is incorporated in this Part II, Item 1 by reference.

Item 1A.	RISK FACTORS

There were no material changes to the risk factors disclosed in Part I, Item 1A—“Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended March 31, 2009, except to the extent updated below or previously updated or to the extent additional factual information disclosed elsewhere in this Quarterly Report on Form 10-Q relates to such risk factors. In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in our Annual Report on Form 10-K for the fiscal year ended March 31, 2009, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

In addition to the risks identified in our Annual Report on Form 10-K for the fiscal year ended March 31, 2009, we are also subject to the following additional risk:

The decisions we make in order to maintain and increase our limited cash and financial resources may result in significant charges for impairment of inventory, property and equipment and intangible and other long-lived assets.

Our top priority is to maintain and attempt to increase our limited cash and financial resources. As a result, if we determine that our current goal of meeting the consent decree’s requirements and returning our approved products to market is likely to be significantly delayed, we may decide, in addition to selling certain of our assets, to further reduce our operations, to significantly curtail some or all of our efforts to meet the consent decree’s requirements and return our approved products to market and/or to outsource to a third party some or all of our manufacturing operations when and if we return our approved products to market. Such decision would be made based on our ability to manage our near-term cash obligations, to obtain additional capital through asset sales and/or external financing and to expeditiously meet the consent decree’s requirements and return our approved products to market. If such decision were to be made, we currently anticipate that we would focus our efforts on developing product candidates in our development portfolio that we believe have the highest potential return on investment, which we currently believe to be primarily Gestiva™ (17-alphahydroxyprogesterone caproate). We also expect to evaluate other alternatives available to us in order to increase our cash balance.

As more fully described in Note 2—“Basis of Presentation” of the Notes to the Consolidated Financial Statements in this Quarterly Report on Form 10-Q, the sale of certain of our assets and certain strategic and operating alternatives that we are currently considering (including further reduction of our operations and/or outsourcing to a third party of some or all of our manufacturing operations) may result in significant non-cash charges for impairment of inventory, property and equipment and intangible and other long-lived assets in the period ended March 31, 2010, as we may not be able to realize our recorded value of the associated assets in connection with these actions.

We assess the impairment of such assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors we consider important which could trigger an impairment review include the following: (1) significant underperformance relative to expected historical or projected future operating results; (2) significant changes in the manner of our use of the acquired assets or the strategy for our overall business; (3) significant negative industry or economic trends; and (4) significant adverse changes as a result of legal proceedings or governmental or regulatory actions. See also Part I, Item 2—“Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates—Intangible and Other Long-Lived Assets” of this Quarterly Report on Form 10-Q. As of June 30, 2009, we had, excluding PDI assets (which are accounted for as assets held for sale), property and equipment, less accumulated depreciation, of $184.6 million and intangible assets and goodwill, net, of $145.5 million. We currently cannot estimate the amount of the potential impairment charges, if any, that we may incur in a future period related to decisions regarding these strategic and operating alternatives. However, if we were to incur significant impairment charges in a future period related to these decisions, our results of operations could be adversely affected and the value of our common stock could decrease.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchase of Equity Securities by the Company

The following table provides information about purchases we made of our common stock during the quarter ended June 30, 2009:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs

April 1–30, 2009	2,084	$9.58	-	-

May 1–31, 2009	7,587	12.39	-	-

June 1–30, 2009	12,572	8.36	-	-

Total	22,243	$9.85	-	-

Shares were purchased from employees upon their termination pursuant to the terms of our stock option plan.

Item 6.	EXHIBITS

3.1	Certificate of Incorporation, as amended through September 5, 2008, incorporated herein by reference to Exhibit 3.1 filed with our Annual Report on Form 10-K for fiscal year 2009, filed March 25, 2010.

3.2	By-Laws, as amended through December 29, 2009, incorporated herein by reference to Exhibit 3.2 filed with our Current Report on Form 8-K, filed January 4, 2010.

10.1	Separation Agreement and General Release between the Company and Paul T. Brady, dated as of April 21, 2010.*

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

    * Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

K-V PHARMACEUTICAL COMPANY

Date: April 29, 2010	By:	/s/ David A. Van Vliet
David A. Van Vliet Interim President and Interim Chief Executive Officer (Principal Executive Officer)

Date: April 29, 2010	By:	/s/ Stephen A. Stamp
Stephen A. Stamp Chief Financial Officer and Treasurer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description

3.1	Certificate of Incorporation, as amended through September 5, 2008, incorporated herein by reference to Exhibit 3.1 filed with our Annual Report on Form 10-K for fiscal year 2009, filed March 25, 2010.

3.2	By-Laws, as amended through December 29, 2009, incorporated herein by reference to Exhibit 3.2 filed with our Current Report on Form 8-K, filed January 4, 2010.

10.1	Separation Agreement and General Release between the Company and Paul T. Brady, dated as of April 21, 2010.*

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*	Filed herewith