Form 10-Q
period 2009-09-30
KV PHARMACEUTICAL CO /DE/
filed 2010-06-10
CIK 57055

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

As of May 31, 2010, the registrant had outstanding 37,741,444 and 12,112,285 shares of Class A and Class B Common Stock, respectively, exclusive of treasury shares.

EXPLANATORY NOTE

The filing of this Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2009 was delayed due to the time required to (1) complete the internal investigation conducted by the Audit Committee (the “Audit Committee”) of our Board of Directors (the “Board”) with respect to a range of specific allegations involving, among other items, U.S. Food and Drug Administration (the “FDA”) regulatory and other compliance matters and management misconduct, (2) resolve certain matters with a potential financial reporting impact resulting from such investigation, (3) evaluate the financial statement implications of the provisions of the consent decree we entered into with the FDA on March 2, 2009 and of the previously disclosed actions to recall all of the drug products we manufactured, suspend manufacturing and shipment of our products, substantially reduce our workforce and realign our cost and organizational structure and (4) prepare and file with the Securities and Exchange Commission (the “SEC”) our Annual Report on Form 10-K for the fiscal year ended March 31, 2009.

Information provided herein for periods after September 30, 2009 is preliminary. As such, this information is not final or complete, and remains subject to change, possibly materially.

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

All statements that address expectations or projections about the future, including without limitation, statements about product development, product launches, our strategy for growth, regulatory approvals, governmental and regulatory actions and proceedings, market position, acquisitions, sale of assets, revenues, expenditures, resumption of manufacturing and distribution of products and the impact of the recall and suspension of shipments on revenues, and other financial results, are forward-looking statements.

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

Because the factors referred to above, as well as the statements included under the caption Part I, Item 2—“Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Quarterly Report on Form 10-Q, could cause actual results or outcomes to differ materially from those expressed in any forward-looking statements made by us or on our behalf, you should not place undue reliance on any forward-looking statements. All forward-looking statements attributable to us are expressly qualified in their entirety by the cautionary statements in this “Cautionary Note Regarding Forward-Looking Statements” and the risk factors that are included under Part I, Item 1A—“Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended March 31, 2009, Part II, Item 1A—“Risk Factors” in the Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 and Part II, Item 1A—“Risk Factors” in this Quarterly Report on Form 10-Q, as supplemented by our subsequent SEC filings. Further, any forward-looking statement speaks only as of the date on which it is made and we are under no obligation to update any of the forward-looking statements after the date of this Quarterly Report on Form 10-Q. New factors emerge from time to time, and it is not possible for us to predict which factors will arise, when they will arise and/or their effects. In addition, we cannot assess the impact of each factor on our future business or financial condition or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

PART I. FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

K-V PHARMACEUTICAL COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited; in thousands, except per share data)

	Three Months Ended September 30,		Six Months Ended September 30,
	2009	2008	2009	2008
Net revenues	$3,252	$131,141	$9,547	$262,201
Cost of sales	15,172	48,891	28,797	93,550

Gross profit (loss)	(11,920)	82,250	(19,250)	168,651

Operating expenses:
Research and development	6,545	18,385	17,454	33,876
Selling and administrative	30,791	65,489	61,712	122,316
Amortization of intangible assets	2,946	3,612	5,895	7,013
Purchased in-process research and development	—	—	—	2,000
Litigation and governmental inquiries, net	4,243	49,709	4,853	49,709
Restructuring	—	—	533	—

Total operating expenses	44,525	137,195	90,447	214,914

Operating loss	(56,445)	(54,945)	(109,697)	(46,263)

Other expense (income):
Interest expense	2,070	2,117	4,158	4,635
Interest and other income	(463)	(596)	(1,860)	(1,475)

Total other expense, net	1,607	1,521	2,298	3,160

Loss from continuing operations before income taxes	(58,052)	(56,466)	(111,995)	(49,423)
Income tax provision (benefit)	(1,318)	(11,375)	351	(8,509)

Loss from continuing operations	(56,734)	(45,091)	(112,346)	(40,914)
Income from discontinued operations (net of taxes of $1,563, $778, $1,946 and $1,682)	2,696	1,510	3,357	2,904

Net loss	$(54,038)	$(43,581)	$(108,989)	$(38,010)

Loss per share:
Basic - Class A common	$(1.09)	$(0.88)	$(2.19)	$(0.77)
Basic - Class B common	(1.09)	(0.88)	(2.19)	(0.77)
Diluted - Class A common	(1.09)	(0.88)	(2.19)	(0.77)
Diluted - Class B common	(1.09)	(0.88)	(2.19)	(0.77)

Shares used in per share calculation:
Basic - Class A common	37,797	37,434	37,800	37,430
Basic - Class B common	11,982	12,089	12,045	12,085
Diluted - Class A common	49,779	49,523	49,845	49,515
Diluted - Class B common	11,982	12,089	12,045	12,085

See Accompanying Notes to Consolidated Financial Statements

K-V PHARMACEUTICAL COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share information)

	September 30, 2009	March 31, 2009
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$36,104	$75,730
Marketable securities	—	—
Receivables, net	1,727	21,058
Inventories, net	21,805	22,186
Prepaid and other assets	11,448	16,609
Income taxes receivable	779	81,031
Deferred tax asset	2,944	8,842
Current assets held for sale	4,862	6,770

Total Current Assets	79,669	232,226
Property and equipment, less accumulated depreciation	179,785	188,212
Investment securities	65,649	65,971
Intangible assets, net	142,695	148,399
Other assets	23,920	22,730
Non-current assets held for sale	7,500	1,616

Total Assets	$499,218	$659,154

LIABILITIES
Current Liabilities:
Accounts payable	$27,809	$35,975
Accrued liabilities	94,436	152,686
Deferred gain on sale	14,000	—
Current maturities of long-term debt	36,792	37,824
Current liabilities associated with assets held for sale	595	567

Total Current Liabilities	173,632	227,052
Long-term debt	200,450	200,725
Other long-term liabilities	46,321	44,045
Deferred tax liability	45,650	47,804

Total Liabilities	466,053	519,626

SHAREHOLDERS’ EQUITY
7% cumulative convertible Preferred Stock, $.01 par value; $25.00 stated and liquidation value; 840,000 shares authorized; issued and outstanding — 40,000 shares at both September 30, 2009 and March 31, 2009 (convertible into Class A shares on a 8.4375-to-one basis)	—	—
Class A and Class B Common Stock, $.01 par value; 150,000,000 and 75,000,000 shares authorized, respectively;
Class A – issued 41,115,048 and 41,065,529 at September 30, 2009 and March 31, 2009, respectively	411	411
Class B – issued 12,206,684 at both September 30, 2009 and March 31, 2009 (convertible into Class A shares on a one-for-one basis)	122	122
Additional paid-in capital	168,259	165,427
Retained earnings (deficit)	(79,252)	29,772
Accumulated other comprehensive income	984	845
Less: Treasury stock, 3,404,231 shares of Class A and 94,572 shares of Class B
Common Stock at September 30, 2009, and 3,365,218 shares of Class A and 94,572 shares of Class B Common Stock at March 31, 2009, at cost	(57,359)	(57,049)

Total Shareholders’ Equity	33,165	139,528

Total Liabilities and Shareholders’ Equity	$499,218	$659,154

See Accompanying Notes to Consolidated Financial Statements

K-V PHARMACEUTICAL COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited; in thousands)

	Six Months Ended September 30,
	2009	2008
Operating Activities:
Net loss	$(108,989)	$(38,010)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Purchased in-process research and development	—	2,000
Depreciation and amortization	15,965	17,814
Loss on property and equipment	799	—
Insurance proceeds	(4,300)	—
Deferred income tax (benefit) provision	3,814	(8,818)
Deferred compensation	—	1,168
Stock-based compensation	2,330	2,665
Excess tax benefits associated with stock options	—	(368)
Changes in operating assets and liabilities:
Receivables, net	20,339	11,900
Inventories, net	1,282	1,751
Income taxes	80,289	(4,013)
Accounts payable and accrued liabilities	(64,979)	10,130
Deferred gain on sale	14,000	—
Other assets and liabilities, net	5,638	41,291

Net cash provided by (used in) operating activities	(33,812)	37,510

Investing Activities:
Purchase of property and equipment, net	(8,999)	(12,478)
Insurance proceeds	4,300	—
Purchase of marketable securities	—	(559)
Sale of marketable securities	250	41,411
Product acquisition	—	(2,000)
Cash paid for acquired company	—	(3,000)

Net cash provided by (used in) investing activities	(4,449)	23,374

Financing Activities:
Principal payments on long-term debt	(1,307)	(1,341)
Dividends paid on preferred stock	(35)	(35)
Purchase of common stock for treasury	(310)	(133)
Excess tax benefits associated with stock options	—	368
Cash deposits received for stock options	2	701

Net cash used in financing activities	(1,650)	(440)

Increase (decrease) in cash and cash equivalents	(39,911)	60,444
Effect of foreign exchange rate changes on cash	286	102

Cash and cash equivalents:
Beginning of year	75,730	88,493
Cash balances of assets held for sale	(1)	—

End of period	$36,104	$149,039

Supplemental Information:
Interest paid	$3,665	$4,835
Income taxes paid	344	6,438
Stock options exercised (at expiration of two-year forfeiture period)	502	920

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

The results of operations and cash flows for the three- and six-month periods ended September 30, 2009 are not necessarily indicative of the results of operations and cash flows that may be expected for the fiscal year ending March 31, 2010. The interim consolidated financial statements and accompanying notes should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2009. The balance sheet information as of March 31, 2009 has been derived from the Company’s audited consolidated balance sheet as of that date.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

(In thousands, except per share data)

PDI

As a result of the decision by the Company to sell PDI, the Company has identified the assets and liabilities of PDI as held for sale in the Company’s consolidated balance sheets at September 30, 2009 and March 31, 2009 and has segregated PDI’s operating results and presented them separately as a discontinued operation for all periods presented. (See Note 20—“Subsequent Events” for more information regarding the sale of PDI.)

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

The Company assesses the impairment of its assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. The factors that the Company considers in its assessment include the following: (1) significant underperformance of the assets relative to expected historical or projected future operating results; (2) significant changes in the manner of the Company’s use of the acquired assets or the strategy for its overall business; (3) significant negative industry or economic trends; and (4) significant adverse changes as a result of legal proceedings or governmental or regulatory actions. Certain significant events occurred in the three months ended March 31, 2010 that indicate that the carrying value of certain assets as of March 31, 2010 may not be recoverable. These events include: (a) the expectation of when the Company would be able to resume manufacturing and shipment and begin generating cash flow from the sale of certain of its approved products, which is currently expected to occur in the fourth calendar quarter of 2010, at the earliest; (b) the entry into the plea agreement with the U.S. Department of Justice (see Note 18—“Commitments and Contingencies” and Note 20—“Subsequent Events”); and (c) the substantial reduction of the Company’s workforce that occurred on March 31, 2010 (see Note 20—“Subsequent Events”). Furthermore, in addition to trying to sell certain of its assets, the Company is evaluating various strategic and operating alternatives, including further reduction of its operations, and/or outsourcing to a third party some or all of its manufacturing operations.

Based on the events described above, the Company has determined that a triggering event has occurred in the fourth quarter of fiscal year 2010 giving rise to the need to assess the recoverability of its long lived assets. Depending upon which and when, if any, of the strategic and operating alternatives are implemented, the Company believes it is likely that future undiscounted cash flows will not be sufficient to support the carrying value of certain of its long-lived assets and this will result in material non-cash charges for impairment of inventory, property and equipment, intangible and other long-lived assets in the quarter ended March 31, 2010. Cash flow projections require a significant level of judgment and estimation in order to determine a number of interdependent variables and assumptions such as probability, timing, pricing and various cost factors. Cash flow projections are highly sensitive to changes in these variables and assumptions. Until the Company is able to determine and assess these variables, it cannot assess the level or range of impairment that may be incurred. The Company is currently working to determine which of the strategic and operating alternatives it can pursue to address its liquidity constraints. The result of these determinations will form the basis for management’s assumptions regarding the ultimate use and/or potential disposition of assets. Assumptions necessary to establish the fair value of long lived assets will be derived from the outcome of these decisions, which will be determined within approximately the next two months. Management believes it will have the necessary information at that time to prepare its recoverability analysis. As of September 30, 2009, the carrying values of the Company’s inventory, net, property and equipment, net and intangible assets, net (excluding PDI assets, which are accounted for as assets held for sale) were $21,805, $179,785 and $142,695, respectively.

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

The assessment of the Company’s ability to continue as a going concern was made by management considering, among other factors: (i) the Company’s need to obtain additional capital; (ii) the suspension of shipment of all products manufactured by the Company and the requirements under the consent decree with the FDA; (iii) the timing and number of approved products that will be reintroduced to the market and the related costs; (iv) the potential outcome with respect to the governmental inquiries, litigation or other matters described in Note 18—“Commitments and Contingencies;” and (v) the Company’s ability to comply with debt covenants. The Company’s assessment was further affected by the Company’s fiscal year 2009 net loss of $313,627, its net loss for the first two quarters of the Company’s fiscal year 2010 of $108,989 and the outstanding balance of cash, cash equivalents and short-term marketable securities (excluding PDI assets, which are accounted for as assets held for sale) of $36,104 as of September 30, 2009. For periods subsequent to September 30, 2009, the Company expects losses to continue because the Company is unable to generate any significant revenues from its own manufactured products until the Company is able to resume shipping certain or many of its approved products, which currently is not expected to occur until the fourth quarter of calendar year 2010 at the earliest. In addition, the Company must meet ongoing operating costs as well as costs related to the steps the Company is currently taking to prepare for reintroducing its approved products to the market. If the Company is not able to obtain the FDA’s clearance to resume manufacturing and distribution of its approved products in a timely manner and at a reasonable cost, the Company’s financial position, results of operations, cash flows and liquidity will continue to be materially adversely affected. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

The Company believes that it is not in compliance, as of March 31, 2009, June 30, 2009 and September 30, 2009, with one or more of the requirements of the Company’s $43,000 mortgage loan arrangement (see Note 14—“Long-Term Debt”). Failure by the Company to comply with the requirements of the mortgage loan arrangement or to otherwise receive a waiver from the mortgage lender for any noncompliance could result in the Company’s outstanding mortgage debt obligation accelerating and immediately becoming due and payable. If the acceleration occurs and the mortgage debt is not immediately paid in full, an event of default could also be deemed to have occurred under the $200,000 principal amount of 2.5% Contingent Convertible Subordinated Notes (the “Notes”). If an event of default is deemed to have occurred on the Notes, the principal amount plus any accrued and unpaid interest could also become immediately due and payable. The acceleration of these outstanding debt obligations would materially adversely affect the Company’s business, financial condition and cash flows.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

(In thousands, except per share data)

In the near term, the Company is focused on meeting the requirements of the consent decree, which will allow its approved products to be reintroduced to the market, and is pursuing various means to increase cash. Since September 30, 2009, the Company has generated non-recurring cash proceeds to support its on-going operating and compliance requirements from the receipt of tax refunds, the monetization of its auction rate securities (“ARS”), the divestiture of PDI and the sale of certain other assets (see Note 20—“Subsequent Events”). The Company also generated cash from the sale of certain products not manufactured by the Company under the distribution and supply agreement with entities associated with Purdue Pharma L.P. (see Note 18—“Commitments and Contingencies”). While these cash proceeds were sufficient to meet near term cash requirements, the Company is pursuing ongoing efforts to increase cash, including the continued implementation of cost savings, divestiture of certain assets and the return of certain of the Company’s approved products to market in a timely manner. In addition, in order to continue to meet the expected near-term obligations described above, the Company will still need to obtain additional capital through additional asset sales. The Company is also engaged in external financing efforts. The Company is evaluating its capital needs and availability of financing to assess and identify the best available external financing alternatives. The Company cannot provide assurance that it will be able to realize the cost reductions it anticipates from reducing its operations or its employee base, that some or many of its approved products can be returned to the market in a timely manner, that its higher profit approved products will return to the market in the near term, that the Company can obtain additional cash through asset sales, or that external financing can be obtained, under acceptable terms or in the amounts required. If the Company is unsuccessful in its efforts to sell assets and raise additional capital in the near term, the Company will be required to further reduce its operations, including further reductions of its employee base, or the Company may be required to cease operations in order to offset the lack of available funding.

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

4. RECENTLY ISSUED ACCOUNTING STANDARDS

Adoption of the FASB Accounting Standards Codification

In June 2009, the Financial Accounting Standards Board (“FASB”) issued the FASB Accounting Standards Codification (“ASC”). Effective with the quarter ended September 30, 2009, the ASC became the single source of all authoritative GAAP recognized by the FASB and is required to be applied to financial statements issued for interim and annual periods ending after September 15, 2009. The ASC does not change GAAP and did not impact the Company’s consolidated financial statements.

Accounting Standards Not Yet Adopted

In October 2009, the FASB issued new accounting guidance for recognizing revenue for a multiple-deliverable revenue arrangement. The new guidance amends the existing guidance for separately accounting for individual deliverables in a revenue arrangement with multiple deliverables, and removes the criterion that an entity must use objective and reliable evidence of fair value to separately account for the deliverables. The new guidance also establishes a hierarchy for determining the value of each deliverable and establishes the relative selling price method for allocating consideration when vendor specific objective evidence or third party evidence of value does

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

(In thousands, except per share data)

not exist. The Company must adopt the new guidance prospectively for new revenue arrangements entered into or materially modified beginning in the first quarter of fiscal year 2012. Earlier adoption is permitted. The Company is currently evaluating the impact that the new guidance will have on its consolidated financial statements and the timing of its adoption.

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

On January 16, 2008, the Company entered into an Asset Purchase Agreement (the “Original Gestiva Agreement”) with Cytyc Prenatal Products Corp. and Hologic, Inc. (Cytyc Prenatal Products Corp. and Hologic, Inc. are referred to collectively as “Hologic”). On January 8, 2010, the Company and Hologic entered into an Amendment (the “Gestiva Amendment”) to the Original Gestiva Agreement.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

(In thousands, except per share data)

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

(In thousands, except per share data)

The following tables set forth the computation of basic loss per share for the three and six months ended September 30, 2009 and 2008:

	Three Months Ended September 30,
	2009		2008
	Class A	Class B	Class A	Class B
Basic loss per share:
Numerator:
Allocation of undistributed loss from continuing operations	$(43,092)	$(13,660)	$(34,097)	$(11,012)
Allocation of undistributed earnings from discontinued operations	2,047	649	1,141	369

Allocation of undistributed loss	$(41,045)	$(13,011)	$(32,956)	$(10,643)

Denominator:
Weighted average shares outstanding	37,797	11,982	37,767	12,165
Less - weighted average unvested common shares subject to repurchase	—	—	(333)	(76)

Number of shares used in per share computations	37,797	11,982	37,434	12,089

Basic loss per share from continuing operations	$(1.14)	$(1.14)	$(0.91)	$(0.91)
Basic earnings per share from discontinued operations	0.05	0.05	0.03	0.03

Basic loss per share	$(1.09)	$(1.09)	$(0.88)	$(0.88)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

(In thousands, except per share data)

	Six Months Ended September 30,
	2009		2008
	Class A	Class B	Class A	Class B
Basic loss per share:
Numerator:
Allocation of undistributed loss from continuing operations	$(85,224)	$(27,157)	$(30,955)	$(9,994)
Allocation of undistributed earnings from discontinued operations	2,546	811	2,195	709

Allocation of undistributed loss	$(82,678)	$(26,346)	$(28,760)	$(9,285)

Denominator:
Weighted average shares outstanding	37,800	12,048	37,763	12,165
Less - weighted average unvested common shares subject to repurchase	—	(3)	(333)	(80)

Number of shares used in per share computations	37,800	12,045	37,430	12,085

Basic loss per share from continuing operations	$(2.26)	$(2.26)	$(0.83)	$(0.83)
Basic earnings per share from discontinued operations	0.07	0.07	0.06	0.06

Basic loss per share	$(2.19)	$(2.19)	$(0.77)	$(0.77)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

(In thousands, except per share data)

The following tables set forth the computation of diluted loss per share for the three and six months ended September 30, 2009 and 2008:

	Three Months Ended September 30,
	2009		2008
	Class A	Class B	Class A	Class B
Diluted loss per share:
Numerator:
Allocation of undistributed loss from continuing operations	$(43,092)	$(13,660)	$(34,097)	$(11,012)
Reallocation of undistributed loss from continuing operations as a result of conversion of Class B to Class A shares	(13,660)	—	(11,012)	—
Reallocation of undistributed loss from continuing operations to Class B shares	—	—	—	—
Add - preferred stock dividends	—	—	—	—
Add - interest expense convertible notes	—	—	—	—

Allocation of undistributed loss from continuing operations for diluted computation	(56,752)	(13,660)	(45,109)	(11,012)
Allocation of undistributed earnings from discontinued operations	2,047	649	1,141	369
Reallocation of undistributed earnings from discontinued operations as a result of conversion of Class B to Class A shares	649	—	369	—
Reallocation of undistributed loss from discontinued operations to Class B shares	—	—	—	—

Allocation of undistributed earnings from discontinued operations for diluted computation	2,696	649	1,510	369

Allocation of undistributed loss	$(54,056)	$(13,011)	$(43,599)	$(10,643)

Denominator:
Number of shares used in basic computation	37,797	11,982	37,434	12,089
Weighted average effect of dilutive securities:
Conversion of Class B to Class A shares	11,982	—	12,089	—
Employee stock options	—	—	—	—
Convertible preferred stock	—	—	—	—
Convertible notes	—	—	—	—

Number of shares used in per share computations	49,779	11,982	49,523	12,089

Diluted loss per share from continuing operations	$(1.14)	$(1.14)	$(0.91)	$(0.91)
Diluted earnings per share from discontinued operations	0.05	0.05	0.03	0.03

Diluted loss per share (1) (2)	$(1.09)	$(1.09)	$(0.88)	$(0.88)

(1)

For the three months ended September 30, 2009, there were stock options to purchase 462 shares (excluding 3,572 out of the money shares) of Class A Common Stock, 45 out of the money shares of Class B Common Stock, preferred shares convertible into 338 shares of Class A Common Stock, and $200,000 principal amount of convertible notes convertible into 8,692 shares of Class A Common Stock that were excluded from the computation of diluted loss per share because their effect would have been anti-dilutive.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

(In thousands, except per share data)

(2)

For the three months ended September 30, 2008, there were stock options to purchase 467 shares (excluding 1,609 out of the money shares) of Class A Common Stock, stock options to purchase 61 shares (excluding 90 out of the money shares) of Class B Common Stock, preferred shares convertible into 338 shares of Class A Common Stock, and $200,000 principal amount of convertible notes convertible into 8,692 shares of Class A Common Stock that were excluded from the computation of diluted loss per share because their effect would have been anti-dilutive.

	Six Months Ended September 30,
	2009		2008
	Class A	Class B	Class A	Class B
Diluted loss per share:
Numerator:
Allocation of undistributed loss from continuing operations	$(85,224)	$(27,157)	$(30,955)	$(9,994)
Reallocation of undistributed loss from continuing operations as a result of conversion of Class B to Class A shares	(27,157)	—	(9,994)	—
Reallocation of undistributed loss from continuing operations to Class B shares	—	—	—	—
Add - preferred stock dividends	—	—	—	—
Add - interest expense convertible notes	—	—	—	—

Allocation of undistributed loss from continuing operations for diluted computation	(112,381)	(27,157)	(40,949)	(9,994)
Allocation of undistributed earnings from discontinued operations	2,546	811	2,195	709
Reallocation of undistributed earnings from discontinued operations as a result of conversion of Class B to Class A shares	811	—	709	—
Reallocation of undistributed loss from discontinued operations to Class B shares	—	—	—	—

Allocation of undistributed earnings from discontinued operations for diluted computation	3,357	811	2,904	709

Allocation of undistributed loss	$(109,024)	$(26,346)	$(38,045)	$(9,285)

Denominator:
Number of shares used in basic computation	37,800	12,045	37,430	12,085
Weighted average effect of dilutive securities:
Conversion of Class B to Class A shares	12,045	—	12,085	—
Employee stock options	—	—	—	—
Convertible preferred stock	—	—	—	—
Convertible notes	—	—	—	—

Number of shares used in per share computations	49,845	12,045	49,515	12,085

Diluted loss per share from continuing operations	$(2.26)	$(2.26)	$(0.83)	$(0.83)
Diluted earnings per share from discontinued operations	0.07	0.07	0.06	0.06

Diluted loss per share (3) (4)	$(2.19)	$(2.19)	$(0.77)	$(0.77)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

(In thousands, except per share data)

(3)

For the six months ended September 30, 2009, there were stock options to purchase 403 shares (excluding 3,783 out of the money shares) of Class A Common Stock, stock options to purchase 3 shares (excluding 68 out of the money shares) of Class B Common Stock, preferred shares convertible into 338 shares of Class A Common Stock, and $200,000 principal amount of convertible notes convertible into 8,692 shares of Class A Common Stock that were excluded from the computation of diluted loss per share because their effect would have been anti-dilutive.

(4)

For the six months ended September 30, 2008, there were stock options to purchase 472 shares (excluding 1,667 out of the money shares) of Class A Common Stock, stock options to purchase 64 shares (excluding 90 out of the money shares) of Class B Common Stock, preferred shares convertible into 338 shares of Class A Common Stock, and $200,000 principal amount of convertible notes convertible into 8,692 shares of Class A Common Stock that were excluded from the computation of diluted loss per share because their effect would have been anti-dilutive.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

(In thousands, except per share data)

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

The Company recognized stock-based compensation of $1,124 and $2,330, respectively, and related tax benefits of $85 and $193, respectively, prior to the consideration of a valuation allowance, for the three and six months ended September 30, 2009 and stock-based compensation of $1,538 and $2,665, respectively, and related tax benefits of $298 and $460, respectively, for the three and six months ended September 30, 2008. There was no stock-based employee compensation cost capitalized as of September 30, 2009 and March 31, 2009. There was no cash received from stock option deposits for the three months ended September 30, 2009. Cash received from stock option deposits for the three months ended September 30, 2008 was $410 and for the six months ended September 30, 2009 and 2008, respectively, was $2 and $701. The actual tax benefit realized from tax deductions associated with stock option exercises (at expiration of two-year forfeiture period) was $203 and $470 for the three and six months ended September 30, 2008, respectively. There was no actual tax benefit realized from tax deductions associated with stock option exercises for the three and six months ended September 30, 2009, as the exercise price of these options was significantly above the market value of the underlying shares of common stock.

The following weighted average assumptions were used for stock options granted during the three and six months ended September 30, 2009 and the six months ended September 30, 2008 (the Company did not grant new stock options during the three months ended September 30, 2008):

	Three Months Ended September 30,		Six Months Ended September 30,
	2009	2008	2009	2008
Dividend yield	None	None	None	None
Expected volatility	96%	—	96%	39%
Risk-free interest rate	2.77%	—	2.10%	3.80%
Expected term	6.0 years	—	5.6 years	9.0 years
Weighted average fair value per share at grant date	$2.59	—	$1.18	$10.39

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

(In thousands, except per share data)

A summary of the changes in the Company’s stock option plans during the six months ended September 30, 2009 is presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Balance, March 31, 2009	4,292	$12.49
Options granted	462	1.56
Options exercised	(155)	9.55		$—
Options canceled	(723)	13.90

Balance, September 30, 2009	3,876	11.04	4.1	$—

Expected to vest at September 30, 2009	2,872	$11.04	4.1	$—

Options exercisable at September 30, 2009 (excluding shares in the two-year forfeiture period)	571	$18.11	4.4	$—

As of September 30, 2009, the Company had $32,132 of total unrecognized compensation expense related to stock option grants, which will be recognized over the remaining weighted average period of 3.7 years.

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

The provisions discussed above are presented in the consolidated financial statements as reductions to gross revenues and a decrease to accounts receivable or an increase to accrued liabilities. Provisions totaled $1,004 and $89,190 for the three months ended September 30, 2009 and 2008, respectively, and $2,095 and $181,793 for the six months ended September 30, 2009 and 2008, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

(In thousands, except per share data)

The reserve balances related to the provisions are included in “Receivables, less allowance for doubtful accounts” or “Accrued liabilities” in the accompanying consolidated balance sheets. A summary of activity for each reserve or liability for the six months ended September 30, 2009 follows:

		Current Provision	Current Provision	Actual Returns
	Beginning Balance	Related to Sales Made in the Current Period	Related to Sales Made in the Prior Periods	or Credits in the Current Period	Ending Balance
(in thousands)
Six Months Ended September 30, 2009
Accounts Receivable Reserves:
Chargebacks	$1,021	$657	$—	$(1,819)	$(141)
Cash Discounts and Other Allowances	1,035	101	—	(320)	816
Liabilities:
Sales Rebates	8,264	452	—	(6,657)	2,059
Sales Returns	12,009	78	—	(3,543)	8,544
Medicaid Rebates	6,312	384	—	(3,074)	3,622
Medicare and Medicaid Restitution	2,275	—	—	—	2,275
Product Recall Returns	40,695	—	—	(28,161)	12,534
Failure to Supply Claims	17,101	—	—	(4,799)	12,302
Chargeback Audit Adjustments	1,823	—	321	—	2,144
Other	2,955	102	—	(2,230)	827

Total	$93,490	$1,774	$321	$(50,603)	$44,982

The liabilities for sales rebates, sales returns, Medicaid rebates, Medicare and Medicaid restitution, product recall returns, failure to supply claims and chargeback audit adjustments are classified as accrued liabilities in the consolidated balance sheets as of September 30, 2009 and March 31, 2009. The expense associated with these accruals is classified in the consolidated statement of operations for the three and six months ended September 30, 2009 as a reduction of gross revenue.

9. INVESTMENT SECURITIES

The carrying amount of available-for-sale investment securities and their approximate fair values at September 30, 2009 and March 31, 2009 were as follows:

	September 30, 2009
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Non-current auction rate securities	$63,647	$2,002	$—	$65,649

	March 31, 2009
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Non-current auction rate securities	$63,752	$2,219	$—	$65,971

At September 30, 2009 and March 31, 2009, the Company had $72,550 and $72,800, respectively of principal invested in ARS. These securities all have a maturity in excess of 10 years. The Company’s investments in ARS primarily represent interests in collateralized debt obligations supported by pools of student loans, the principal of

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

(In thousands, except per share data)

which is guaranteed by the U.S. Government. ARS backed by student loans are viewed as having low default risk and therefore very low risk of credit downgrade. The ARS held by the Company are AAA-rated securities with long-term nominal maturities for which the interest rates are reset through a Dutch auction process that occurs at pre-determined intervals of up to 35 days. The auctions historically have provided a liquid market for these securities.

With the liquidity issues experienced in global credit and capital markets, the ARS held by the Company at September 30, 2009 and March 31, 2009 experienced multiple failed auctions beginning in February 2008 as the amount of securities submitted for sale exceeded the amount of purchase orders. Given the failed auctions, the Company’s ARS are illiquid until a successful auction for them occurs. Accordingly, the $65,649 and $65,971 of ARS at September 30, 2009 and March 31, 2009, respectively, were classified as non-current assets and are included in the line item “Investment securities” in the accompanying Consolidated Balance Sheets.

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

The Company faces significant liquidity concerns as discussed in Note 3—“Going Concern and Liquidity Considerations.” As a result, the Company determined it could no longer support its previous assertion that it had the ability to hold impaired securities until their forecasted recovery. Accordingly, the Company concluded that the ARS became other-than-temporarily impaired during December 2008 and recorded a loss into earnings during the three months ended December 31, 2008. This adjustment reduced the carrying value of the ARS to $63,678 at December 31, 2008. At March 31, 2009, the estimated fair value of the Company’s ARS holdings was $65,971. The Company recorded discount accretion of $74 on the carrying value of ARS and recorded the $2,219 difference between the fair value and carrying value of the ARS at March 31, 2009 in accumulated other comprehensive income as an unrealized gain of $1,415, net of tax. The estimated fair value of the Company’s ARS holdings at September 30, 2009 was $65,649. During the six months ended September 30, 2009, the Company sold $250 in principal amount of the ARS and recorded discount accretion of $145 on the ARS. The $2,002 difference in fair value compared to the corresponding carrying value of $63,647 at September 30, 2009 was recorded in accumulated other comprehensive income as an unrealized gain of $1,268, net of tax.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

(In thousands, except per share data)

10. FAIR VALUE MEASURES

In September 2006, the FASB issued authoritative guidance for fair value measurements. The Company implemented the authoritative guidance, effective April 1, 2008, which relates to disclosures for financial assets, financial liabilities, and any other assets and liabilities that are recognized or disclosed at fair value in the consolidated financial statements on a recurring basis. The guidance defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. In order to increase consistency and comparability in fair value measurements, the authoritative guidance established a fair value hierarchy that ranks the quality and reliability of the information used to measure fair value. Financial assets and liabilities carried at fair value are classified and disclosed in one of the following three categories:

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

The following table presents the Company’s fair value hierarchy as of September 30, 2009 for those financial assets measured at fair value on a recurring basis:

	Fair Value Measurements at September 30, 2009
	Total	Level 1	Level 2	Level 3
Non-current auction rate securities	$65,649	$—	$—	$65,649

The Company’s investments in ARS primarily represent interests in collateralized debt obligations supported by pools of student loans, the principal of which is guaranteed by the U.S. Government. The ARS held by the Company are AAA-rated securities with long-term nominal maturities for which the interest rates are reset through a Dutch auction process that occurs at pre-determined intervals of up to 35 days. Due to the lack of observable market quotes and an illiquid market for the Company’s ARS portfolio as of September 30, 2009, the Company utilized a valuation model that relied exclusively on Level 3 inputs, including those that are based on expected cash flow streams and collateral values.

The contingent interest feature of the $200,000 principal amount of Contingent Convertible Subordinated Notes (see Note 14—“Long-Term Debt”) meets the criteria of and qualifies as an embedded derivative. Although this feature represents an embedded derivative financial instrument, based on its de minimis value at the time of issuance and at September 30, 2009, no value has been assigned to this embedded derivative.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

(In thousands, except per share data)

The following table presents the changes in fair value for financial assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

Non-Current Auction Rate Securities (Level 3)
Balance at April 1, 2009	$65,971

Unrealized gains included in other comprehensive loss	(217)
Accretion of investment impairment	145
Sales of ARS Securities	(250)

Balance at September 30, 2009	$65,649

11. INVENTORIES

Inventories consisted of the following:

	September 30, 2009	March 31, 2009
Raw materials	$20,640	$20,208
Finished goods	1,165	1,978

	$21,805	$22,186

Inventory is carried at the lower of cost or market. Management establishes reserves for potentially obsolete or slow-moving inventory based on an evaluation of inventory levels, forecasted demand, and market conditions.

Inventories included $2,937 and $2,304 of raw materials as of September 30, 2009 and March 31, 2009, respectively, that will be used in future research and development activities.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

(In thousands, except per share data)

12. INTANGIBLE ASSETS

Intangible assets consisted of the following:

	September 30, 2009			March 31, 2009
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Product rights acquired:
Micro-K®	$36,140	$(19,049)	$17,091	$36,140	$(18,145)	$17,995
Evamist™	44,078	(6,406)	37,672	44,078	(4,937)	39,141
Trademarks acquired:
Evamist™	12,774	(1,857)	10,917	12,774	(1,431)	11,343
License agreements:
Evamist™	82,542	(11,997)	70,545	82,542	(9,245)	73,297
Other	375	—	375	375		375
Covenants not to compete:
Evamist™	2,106	(510)	1,596	2,106	(393)	1,713
Trademarks and patents	5,249	(1,285)	3,964	5,129	(1,135)	3,994
Assembled workforce	683	(148)	535	612	(71)	541

Total intangible assets	$183,947	$(41,252)	$142,695	$183,756	$(35,357)	$148,399

The final purchase price allocation related to Evamist™ was completed during the three months ended June 30, 2008, resulting in adjustments to the gross carrying amounts for intangible assets related to Evamist™ during the quarter ended June 30, 2008.

As of September 30, 2009, the Company’s intangible assets had a weighted average useful life of approximately 16 years. Amortization expense for intangible assets was $2,946 and $3,612 for the three months ended September 30, 2009 and 2008, respectively, and $5,895 and $7,013 for the six months ended September 30, 2009 and 2008, respectively.

Assuming no additions, disposals or adjustments are made to the carrying values and/or useful lives of the intangible assets, annual amortization expense on product rights, trademarks acquired and other intangible assets is estimated to be approximately $5,900 for the remainder of fiscal year 2010 and approximately $12,000 in each of the four succeeding fiscal years.

Management tests the carrying value of intangible assets for impairment at least annually and also assesses and evaluates on a quarterly basis if any events have occurred which indicate the possibility of impairment. During the assessment as of September 30, 2009, management did not identify any events that were indicative of impairment. However, any significant changes in actual future results from the assessment used to perform the quarterly evaluation, such as lower sales, increases in production costs, technological changes or decisions not to produce or sell products, could result in impairment at a future date (see Note 2—“Basis of Presentation”).

13. ACCRUED SEVERANCE

Accrued severance consists primarily of severance benefits owed to employees whose employment was terminated in connection with the ongoing realignment of the Company’s cost structure. Severance expense recognized in the six months ended September 30, 2009 was recorded in part to restructuring charges and in part to cost of sales in the consolidated statement of operations. The activity in accrued severance for the six months ended September 30, 2009 is summarized as follows:

Balance at March 31, 2009	$10,002
Provision for severance benefits	1,621
Amounts charged to accrual	(10,438)

Balance at September 30, 2009	$1,185

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

(In thousands, except per share data)

14. LONG-TERM DEBT

Long-term debt consisted of the following:

	September 30, 2009	March 31, 2009
Convertible notes	$200,000	$200,000
Building mortgages	36,384	37,432
Software financing arrangement	858	1,117

	237,242	238,549
Less current portion	(36,792)	(37,824)

	$200,450	$200,725

In May 2003, the Company issued $200,000 principal amount of 2.5% Contingent Convertible Subordinated Notes (the “Notes”) that are convertible, under certain circumstances, into shares of Class A Common Stock at an initial conversion price of $23.01 per share. The Notes, which mature on May 16, 2033, bear interest that is payable on May 16 and November 16 of each year at a rate of 2.50% per annum. The Company also is obligated to pay contingent interest at a rate equal to 0.5% per annum during any six-month period from May 16 to November 15 and from November 16 to May 15, with the initial six-month period commencing May 16, 2006, if the average trading price of the Notes per $1,000 principal amount for the five trading day period ending on the third trading day immediately preceding the first day of the applicable six-month period equals $1,200 or more. In November 2007, the average trading price of the Notes reached the threshold for the five-day trading period that resulted in the payment of contingent interest and for the period from November 16, 2007 to May 15, 2008 the Notes paid interest at a rate of 3.00% per annum. In May 2008, the average trading price of the Notes fell below the contingent interest threshold for the five-day trading period and beginning May 16, 2008 the Notes began to pay interest at a rate of 2.50% per annum, which is the current rate as of September 30, 2009.

The Company may redeem some or all of the Notes at any time on or after May 21, 2006, at a redemption price, payable in cash, of 100% of the principal amount of the Notes, plus accrued and unpaid interest, including contingent interest, if any. Holders may require the Company to repurchase all or a portion of their Notes on May 16, 2013, 2018, 2023 and 2028 or upon a change in control, as defined in the indenture governing the Notes, at a purchase price, payable in cash, of 100% of the principal amount of the Notes, plus accrued and unpaid interest, including contingent interest, if any. Holders had the right to require the Company to repurchase all or a portion of their Notes on May 16, 2008 and, accordingly, the Company classified the Notes as a current liability as of March 31, 2008. Since no holders required the Company to repurchase all or a portion of their Notes on this date and because the next occasion holders may require the Company to repurchase all or a portion of their Notes is May 16, 2013, the Notes were classified as a long-term liability as of September 30, 2009. The Notes are subordinate to all of the Company’s existing and future senior obligations.

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

In March 2006, the Company entered into a $43,000 mortgage loan arrangement with one of its primary lenders, in part, to refinance $9,859 of existing mortgages. The $32,764 of net proceeds the Company received from the mortgage loan was used for working capital and general corporate purposes. This mortgage loan, which is secured by three of the Company’s buildings, bears interest at a rate of 5.91% and matures on April 1, 2021. The Company is current in all its financial payment obligations under the mortgage loan arrangement. However, the Company believes that at September 30, 2009 it was not in compliance with one or more of the requirements of the mortgage loan documentation. Accordingly, the $36,384 that remained outstanding under the mortgage arrangement as of September 30, 2009 was classified as a current liability as of September 30, 2009.

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

The aggregate maturities of long-term debt as of September 30, 2009 were as follows:

Due in one year	$36,792
Due in two years	450
Due in three years	—
Due in four years	200,000

$237,242

15. TAXABLE INDUSTRIAL REVENUE BONDS

In December 2005, the Company entered into a financing arrangement with St. Louis County, Missouri related to expansion of its operations in St. Louis County. Up to $135,500 of industrial revenue bonds may be issued to the Company by St. Louis County relative to capital improvements made through December 31, 2009. This agreement provides that 50% of the real and personal property taxes on up to $135,500 of capital improvements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

(In thousands, except per share data)

will be abated for a period of 10 years subsequent to the property being placed in service. Industrial revenue bonds totaling $129,907 were outstanding at September 30, 2009. The industrial revenue bonds are issued by St. Louis County to the Company upon its payment of qualifying costs of capital improvements, which are then leased by the Company for a period ending December 1, 2019, unless earlier terminated. The Company has the option at any time to discontinue the arrangement and regain full title to the abated property. The industrial revenue bonds bear interest at 4.25% per annum and are payable as to principal and interest concurrently with payments due under the terms of the lease. The Company has classified the leased assets as property and equipment and has established a capital lease obligation equal to the outstanding principal balance of the industrial revenue bonds. Lease payments may be made by tendering an equivalent portion of the industrial revenue bonds. As the capital lease payments to St. Louis County may be satisfied by tendering industrial revenue bonds (which is the Company’s intention), the capital lease obligation, industrial revenue bonds and related interest expense and interest income, respectively, have been offset for presentation purposes in the Consolidated Financial Statements.

16. COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) includes all changes in equity during a period except those that resulted from investments by or distributions to the Company’s shareholders. Other comprehensive income (loss) refers to revenues, expenses, gains and losses that, under GAAP, are included in comprehensive income (loss), but excluded from net income (loss) as these amounts are recorded directly as an adjustment to shareholders’ equity. For the Company, comprehensive income (loss) is comprised of net income (loss), the net changes in unrealized gains and losses on available for sale marketable securities, net of applicable income taxes, and changes in the cumulative foreign currency translation adjustment. Total comprehensive loss was $53,233 and $44,937 for the three months ended September 30, 2009 and 2008, respectively, and $108,850 and $40,355 for the six months ended September 30, 2009 and 2008, respectively.

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

In the fourth quarter of fiscal year 2009, the Company decided to market the Company’s specialty materials segment, PDI, for sale because of liquidity concerns and the Company’s expected near-term cash requirements. As a result, the Company has segregated PDI’s operating results and presented them separately as a discontinued operation for all periods presented. (See Note 20—“Subsequent Events” for more information regarding the sale of PDI.)

In connection with the plea agreement with the U.S. Department of Justice and the exclusion of ETHEX from participation in federal healthcare programs, the Company plans to cease operations of ETHEX. However, the Company has retained the ability to manufacture (once the requirements under the consent decree have been met), market and distribute all generic products and is in possession of all intellectual property related to generic products, including all NDAs and ANDAs. (See Note 20—“Subsequent Events.”)

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

(In thousands, except per share data)

The following tables represent information for the Company’s reportable operating segments for the three and six months ended September 30, 2009 and 2008.

	Three Months Ended September 30,	Branded Products	Specialty Generics	All Other	Eliminations	Consolidated
Net Revenues
	2009	$2,570	$682	$—	$—	$3,252
	2008	40,509	90,597	35	—	131,141

Segment profit (loss)
	2009	(5,150)	(1,461)	(51,441)	—	(58,052)
	2008	5,036	23,676	(85,178)	—	(56,466)

Identifiable assets
	2009	1,578	11,462	475,575	(1,759)	486,856
	2008	36,861	112,740	743,430	(1,158)	891,873

Property and equipment additions
	2009	—	—	1,295	—	1,295
	2008	—	—	8,122	—	8,122

Depreciation and amortization
	2009	131	17	7,648	—	7,796
	2008	149	72	8,652	—	8,873

	Six Months Ended September 30,	Branded Products	Specialty Generics	All Other	Eliminations	Consolidated
Net Revenues
	2009	$8,222	$1,318	$7	$—	$9,547
	2008	88,715	173,290	196	—	262,201

Segment profit (loss)
	2009	(6,593)	(2,518)	(102,884)	—	(111,995)
	2008	18,238	66,642	(134,303)	—	(49,423)

Property and equipment additions
	2009	—	—	3,327	—	3,327
	2008	—	—	12,348	—	12,348

Depreciation and amortization
	2009	264	35	15,577	—	15,876
	2008	303	150	17,263	—	17,716

Consolidated revenues are principally derived from customers in North America and substantially all property and equipment is located in the St. Louis, Missouri metropolitan area.

The tables below reflect the operating results of PDI for the three and six months ended September 30, 2009 and 2008 and its net assets as of September 30, 2009 and 2008.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

(In thousands, except per share data)

	Three Months Ended September 30,		Six Months Ended September 30,
	2009	2008	2009	2008
Net revenues	$3,363	$5,345	$7,247	$10,815
Cost of sales	2,318	2,823	5,523	5,647

Gross profit	1,045	2,522	1,724	5,168

Operating expenses:
Research and development	1	(1)	5	25
Selling and administrative	(3,215)	235	(3,584)	557

Total operating expenses	(3,214)	234	(3,579)	582

Operating income	4,259	2,288	5,303	4,586
Provision for income taxes	1,563	778	1,946	1,682

Net income	$2,696	$1,510	$3,357	$2,904

	September 30, 2009	September 30, 2008
Cash and cash equivalents	$1	$250
Receivables, net	1,993	3,154
Inventories, net	2,868	5,225

Total current assets held for sale	4,862	8,629
Property and equipment, less accumulated depreciation	6,943	1,024
Intangible assets and goodwill, net	557	—

Total assets held for sale	$12,362	$9,653

Accounts payable	595	392

Total liabilities associated with assets held for sale	$595	$392

Additionally, PDI had $6,075 and $5,672 of net property and equipment additions for the three and six months ended September 30, 2009, respectively, and $86 and $130 of net property and equipment additions for the three and six months ended September 30, 2008, respectively. Depreciation and amortization for PDI totaled $41 and $89 for the three and six months ended September 30, 2009, respectively and $51 and $98 for the three and six months ended September 30, 2008, respectively.

On June 1, 2009, a leased facility used by PDI was damaged by an accidental fire. The incident did not affect any of the Company’s finished product manufacturing, packaging or distribution facilities. The Company received insurance proceeds of $4,300 during the six months ended September 30, 2009 and $1,300 subsequent to September 30, 2009. Such proceeds were used to repair and restore the damaged facilities. The insurance proceeds have been reflected as a gain in the periods in which payment was received, while expenditures have been reflected as operating expenses or capitalized property and equipment in the period incurred.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

(In thousands, except per share data)

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

The Company and its subsidiaries Drugtech Corporation and Ther-Rx Corporation were named as defendants in a declaratory judgment case filed in the U.S. District Court for the District of Delaware by Lannett Company, Inc. on June 6, 2008 and styled Lannett Company Inc. v. KV Pharmaceuticals et al. The action sought a declaratory judgment of patent invalidity, patent non-infringement, and patent unenforceability for inequitable conduct with respect to five patents owned by, and two patents licensed to, the Company or its subsidiaries and pertaining to the PrimaCare ONE® product marketed by Ther-Rx Corporation; unfair competition; deceptive trade practices; and antitrust violations. On June 17, 2008, the Company filed suit against Lannett in the form of a counterclaim, asserting infringement of three of the Company’s patents, infringement of its trademarks (PrimaCare® and PrimaCare ONE®), and various other claims. On March 23, 2009 a Consent Judgment was entered by the U.S. District Court of Delaware, in which the patents were not found invalid or unenforceable, and the manufacture, sale, use, importation, and offer for sale of the Lannett Products Multivitamin with Minerals and OB-Natal ONE was found to infringe the patents. Judgment was also entered in favor of the Company on its claim for trademark infringement based on Lannett’s marketing of Multivitamin with Minerals in bottles. Unless permitted by license, Lannett, its officers, directors, agents, and others in active concert and participation with them are permanently enjoined and restrained from infringing on these patents during the terms of such patents, by making, using, selling, offering for sale, or importing the products or mere colorable variations thereof; and unless permitted by license, Lannett is permanently enjoined and restrained from infringing the trademark PrimaCare ONE. All other claims and counterclaims have been dismissed with prejudice. On March 17, 2009, the Company and Lannett entered into a settlement and license agreement pursuant to which Lannett may continue to market its prenatal products under the Company’s U.S. Patent Nos. 6,258,846 (the “846 Patent”), 6,576,666 (the “666 Patent”) and 7,112,609 (the “609 Patent”) until the later of (1) October 17, 2009, or (2) 45 days after the Company notifies Lannett in writing that the Company has received regulatory approval to return PrimaCare ONE or a successor product to the market or that the Company has entered into an agreement with a third party that intends to introduce a product under the PrimaCare marks evidenced by U.S. Trademark Registrations 2,582,817 and 3,414,475. In consideration for the foregoing, Lannett has agreed to pay the Company a royalty fee equal to (1) 20% of Lannett’s net sales of its prenatal products using the license set forth in the settlement and license agreement on or before October 17, 2009 and (2) 15% of such net sales after October 17, 2009. On May 27, 2010, Lannett filed suit against the Company and its subsidiaries alleging breach of the binding agreement and settlement reached on March 17, 2009. The Company is in the process of evaluating the lawsuit.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

(In thousands, except per share data)

The Company is named as a defendant in a patent infringement case filed in the U.S. District Court for the District of Delaware by UCB, Inc. and Celltech Manufacturing CA, Inc. (collectively, “UCB”) on April 21, 2008 and styled UCB, Inc. et al. v. KV Pharmaceutical Company. After the Company filed an ANDA with the FDA seeking permission to market a generic version of the 40-mg, 50-mg and 60-mg strengths of Metadate CD® methylphenidate hydrochloride extended-release capsules, UCB filed this lawsuit under a patent owned by Celltech. In a Paragraph IV certification accompanying the ANDA, KV contended that its proposed 40-mg generic formulation would not infringe Celltech’s patent. Because the patent was not listed in the Orange Book for the 50-mg and 60-mg dosages, a Paragraph I certification was filed with respect to them. The Company has filed an answer, asserted certain affirmative defenses (including that Plaintiffs are estopped to assert infringement of the 50-mg and 60-mg dosages due to their not listing the Celltech patent in the Orange Book for these dosages), and has asserted a counterclaim in which it seeks a declaratory judgment of invalidity and non-infringement of the claims in the Celltech patent, and an award of attorney’s fees and costs. A motion for summary judgment was filed on January 19, 2010. On April 2, 2010, the parties entered into a Settlement Agreement. The Agreement is currently under review by the U.S. Department of Justice and the Federal Trade Commission.

The Company was named as a defendant in two related patent infringement cases filed on December 14, 2007 in the U.S. District Courts in New Jersey and Delaware by Janssen, L.P., Janssen Pharmaceutica N.V. and Ortho-McNeil Neurologics, Inc. (collectively, “Janssen”) and styled Janssen, L.P. et al. v. KV Pharmaceutical Company. After the Company filed an ANDA with the FDA seeking permission to market a generic version of the 8-mg and 16-mg strengths of Razadyne® ER (formerly Reminyl®) Galantamine Hydrobromide Extended Release Capsules, Janssen filed these lawsuits for patent infringement under the provisions of the Hatch-Waxman Act with respect to its U.S. Patent No. 7,160,599 (the “‘599 patent”) under a patent owned by Janssen. In the Company’s Paragraph IV certification, the Company contended that its proposed generic versions do not infringe Janssen’s patent and/or that the patent is invalid. A Stipulated Dismissal of Action was ordered by the Court on March 31, 2009. In the dismissal, Janssen agreed to dismiss all claims regarding infringement of the ‘599 patent and the Company agreed to dismiss with prejudice its counterclaim for non-infringement and invalidity of the ‘599 patent. Janssen also agreed that it will not use the existence or terms of this stipulated dismissal as evidence of infringement, validity or enforceability of the ‘599 patent in any future action between the parties.

The Company is named as a defendant in a patent infringement case filed in the U.S. District Court for the District of New Jersey by Celgene Corporation (“Celgene”) and Novartis Pharmaceuticals Corporation and Novartis Pharma AG (collectively, “Novartis”) on October 4, 2007 and styled Celgene Corporation et al. v. KV Pharmaceutical Company. After the Company filed an ANDA with the FDA seeking permission to market a generic version of the 10-mg, 20-mg, 30-mg, and 40-mg strengths of Ritalin LA® methylphenidate hydrochloride extended-release capsules, Celgene and Novartis filed this lawsuit for patent infringement under the provisions of the Hatch-Waxman Act with respect to two patents owned by Celgene and licensed to Novartis. In the Company’s Paragraph IV certification, the Company contended that its proposed generic versions do not infringe Celgene’s patents.

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

The Company was named as a defendant in three patent infringement cases brought by Purdue Pharma L.P., The P.F. Laboratories, Inc. and Purdue Pharmaceuticals L.P. (collectively “Purdue”). On January 16, 2007, after the Company filed an ANDA with the FDA seeking permission to market generic versions of the 10-mg, 20-mg, 40-mg and 80-mg dosage strengths of OxyContin, a controlled-release oxycodone product marketed and sold under

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

(In thousands, except per share data)

NDA No. 20-553 (“OxyContin”), in extended-release tablet form, Purdue filed a lawsuit in the U.S. District Court for the District of Delaware against the Company and an unrelated third party for patent infringement under the provisions of Hatch-Waxman Act with respect to three Purdue patents. In the Company’s Paragraph IV certification set forth in the Company’s ANDA, the Company contended that Purdue’s patents were invalid, unenforceable, or would not be infringed by the Company’s proposed generic versions of OxyContin. On February 12, 2007, Purdue filed a second patent infringement lawsuit against the Company in the same court, asserting patent infringement under the same three patents with respect to the Company’s filing of an amendment to its ANDA to sell a generic equivalent of Purdue’s OxyContin, 30-mg and 60-mg dosage strengths, product. On June 6, 2007, Purdue filed a third patent infringement lawsuit against the Company in the U.S. District Court for the Southern District of New York (the “NY District Court”), asserting infringement under the same three Purdue patents with respect to the Company’s filing of an amendment to its ANDA to sell a generic equivalent of Purdue’s OxyContin, 15-mg dosage strength, product. The two lawsuits filed in federal court in Delaware were transferred to the NY District Court for multi-district litigation purposes.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

(In thousands, except per share data)

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

(In thousands, except per share data)

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

The Company received a subpoena from the Office of Inspector General of the Department of Health and Human Services, seeking documents with respect to two of ETHEX’s nitroglycerin products. Both are unapproved products, that is, they have not received FDA approval. (In certain circumstances, FDA approval may not be required for drugs to be sold in the marketplace.) The subpoena states that it is in connection with an investigation into potential false claims under Title 42 of the U.S. Code, and appears to pertain to whether these products were eligible for reimbursement under federal health care programs. On or about July 2, 2008, the Company received a supplementary subpoena in this matter, seeking additional documents and information. In a letter dated August 4, 2008, that subpoena was withdrawn and a separate supplementary subpoena was substituted. In October 2009, the Office of Inspector General of the Department of Health and Human Services identified five additional products as being subject to its investigation: Hydro-tussin (carbinoxamine); Guaifenex (extended release); Hyoscyamine sulfate (extended release); Hycoclear (hydrocodone); and Histinex (hydrocodone). The Company has provided additional documents requested in the subpoena, as supplemented. Discussions with the U.S. Department of Justice and the United States Attorney’s Office for the District of Massachusetts indicate that this matter is a False Claims Act qui tam action that is currently still under seal and that the government is reviewing similar claims relating to other drugs manufactured by ETHEX, as well as drugs manufactured by other companies. The Company has not been provided a copy of the qui tam complaint. On or about March 26, 2009, the Company consented to an extension of the time during which the government may elect to intervene in the qui tam lawsuit.

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

In exchange for the voluntary guilty plea, the Department of Justice agreed that no further federal prosecution will be brought in the Eastern District of Missouri against ETHEX, the Company or the Company’s wholly-owned subsidiary, Ther-Rx Corporation, regarding allegations of the misbranding and adulteration of any oversized tablets of drugs manufactured by the Company, and the failure to file required reports regarding these drugs and patients’ use of these drugs with the FDA, during the period commencing on January 1, 2008 through December 31, 2008.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

(In thousands, except per share data)

The Complaint purports to state claims against the Company and certain current and former employees for alleged breach of fiduciary duties to participants in the Company’s 401(k) plan. Defendants, including the Company and certain of its directors and officers, moved to dismiss the amended complaint on August 25, 2009, and briefing of those motions was completed on October 19, 2009. The court granted the motion to dismiss of the Company and all individual defendants on March 24, 2010. A motion to alter or amend the judgment and second amended consolidated complaint was filed on April 21, 2010. The Company, on May 17, 2010, filed a Memorandum in Opposition to plaintiff’s motion to alter or amend the judgment and for leave to amend the consolidated complaint.

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

The operative complaints in these three cases purport to state claims arising under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 on behalf of a putative class of stock purchasers. On April 15, 2009, the Honorable Carol E. Jackson consolidated the Unvericht and Norfolk County cases into the Mas case already before her. The amended complaint for the consolidated action, styled Public Pension Fund Group v. KV Pharma. Co., et al., Case No. 4:08-CV-1859 (CEJ), was filed on May 22, 2009. Defendants, including the Company and certain of its directors and officers, moved to dismiss the amended complaint on July 27, 2009, and briefing was completed on the motions to dismiss on September 3, 2009. The court granted the motion to dismiss of the Company and all individual defendants in February 2010. On March 18, 2010, the plaintiffs filed a motion for relief from the order of dismissal and to amend their complaint, and also filed a notice of appeal. The Company filed its opposition to plaintiffs’ motion for relief from judgment and to amend the complaint on April 8, 2010. Briefing was completed on April 29, 2010.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

(In thousands, except per share data)

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

The Company and/or ETHEX are named defendants in at least 34 pending product liability lawsuits that relate to the voluntary product recalls initiated by the Company in late 2008 and early 2009. The plaintiffs in these lawsuits allege damages as a result of the ingestion of purportedly oversized tablets allegedly distributed in 2007 and 2008. The lawsuits are pending in federal and state courts in various jurisdictions. Of the 34 pending lawsuits, including four that have settled but have not yet been dismissed, 2 plaintiffs allege economic harm, 24 plaintiffs allege that a death occurred, 32 plaintiffs allege personal injury and the plaintiffs in the remaining lawsuits allege non-fatal physical injuries. Plaintiffs’ allegations of liability are based on various theories of recovery, including, but not limited to strict liability, negligence, various breaches of warranty, misbranding, fraud and other common law and/or statutory claims. Plaintiffs seek substantial compensatory and punitive damages. Two of the lawsuits are putative class actions, one of the lawsuits is on behalf of 24 claimants, and the remaining lawsuits are individual lawsuits. The Company believes that these lawsuits are without merit and is vigorously defending against them, except where, in its judgment, settlement is appropriate. In addition to the 34 pending lawsuits, there are at least 208 pending pre-litigation claims (at least 30 of which involve a death) that may or may not eventually become lawsuits. The Company has also resolved a significant number of related product liability lawsuits and pre-litigation claims. In addition to self insurance, the Company possesses third party product liability insurance, which the Company believes is applicable to the pending lawsuits and claims.

The Company and ETHEX are named as defendants in a complaint filed by CVS Pharmacy, Inc. (“CVS”) in the United States District Court for the District of Rhode Island on or about February 26, 2010 and styled CVS Pharmacy, Inc. v. K-V Pharmaceutical Company and Ethex Corporation (No. CA-10-095) (“CVS Complaint”). The CVS Complaint alleges three claims: breach of contract, breach of implied covenant of good faith and fair dealing, and, in the alternative, promissory estoppel. CVS’ claims are premised on the allegation that the Company and/or ETHEX failed to perform their alleged promises to either supply CVS with its requirements for certain generic drugs or reimburse CVS for any higher price it must pay to obtain the generic drugs. CVS seeks damages of no less than $100,000, plus interest and costs. The Company was served with the CVS Complaint on March 8, 2010. An Answer was filed on April 14, 2010. On June 2, 2010, the Company filed a Motion to Dismiss this action based on failure to join an indispensible party and lack of standing.

On April 16, 2010, a derivative action was filed in the Circuit Court of St. Louis County, Missouri, styled Thomas Henry, Derivatively on Behalf of K-V Pharmaceutical Company v. David A. Van Vliet, Marc S. Hermelin, Norman D. Schellenger, Terry B. Hatfield, Kevin S. Carlie, Jean M. Bellin, David S. Hermelin, Jonathon E. Killmer, Rita E. Bleser, and Ronald J. Kanterman and K-V Pharmaceutical Company. The suit alleged breach of fiduciary duties, waste of corporate assets and unjust enrichment that have caused substantial monetary losses to the Company and other damages, such as its reputation and goodwill. On May 21, 2010, the Company filed a Petition for Breach of Contract against the plaintiff, Thomas Henry, a former employee of the Company, for breach of his Agreement and Release with the Company. The Company and Mr. Henry reached an agreement to dismiss both actions with prejudice, except that the derivative action is to be dismissed without prejudice as to the rights of the Company and any other shareholder. On June 7, 2010, orders of dismissal were entered in both cases, contingent upon the Company providing notice of the dismissal of the derivative action in its next Quarterly Report on Form 10-Q.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

(In thousands, except per share data)

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

Management believes that the operating loss reported for the three and six months ended September 30, 2009 more likely than not will not create a future tax benefit. As such, a valuation allowance of $18,954 and $40,939 has been charged to income tax expense for the three and six months ended September 30, 2009, respectively. However, the Company has reported a provision for income taxes for the six months ended September 30, 2009 due primarily to the timing of certain deferred tax liabilities which are not scheduled to reverse within the applicable carry forward periods for the deferred tax assets. The provision also includes adjustments to unrecognized tax benefits related to activity occurring during the three and six months ended September 30, 2009.

The consolidated balance sheets reflect liabilities for unrecognized tax benefits of $5,103 and $5,194 as of September 30, 2009 and March 31, 2009, respectively. Accrued interest and penalties included in the consolidated balance sheets were $1,378 and $1,250 as of September 30, 2009 and March 31, 2009, respectively.

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

On November 6, 2009, President Obama signed into law H.R. 3548, the Worker, Homeownership, and Business Assistance Act of 2009. This new law provides an optional longer net operating loss carry back period and allows most taxpayers the ability to elect a carry back period of three, four or five years (the net operating loss carry back period was previously limited to two years). This election can only be made for one year for net operating losses incurred for a tax year ending after December 31, 2007 and beginning before January 1, 2010. The Company elected to apply this extended carry back period to its tax year ended March 31, 2009. The Company elected a carry back period of five years. The Company filed an Application for Tentative Refund with the Internal Revenue Service for this additional carry back period and subsequently received a refund in the amount of $23,672 in February, 2010 (see Note 20—“Subsequent Events”). The Company expects that the impact of this new law will be recorded in the three months ended December 31, 2009, the period in which the new law was enacted.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

(In thousands, except per share data)

20. SUBSEQUENT EVENTS

Subsequent to September 2009, the Company completed the sale of its Paragraph IV ANDA with the FDA for a generic equivalent version of GlaxoSmithKline’s Duac® gel to Perrigo Company. The Company was the first to file the Paragraph IV ANDA for this product with the FDA. Under the terms of the transaction, the Company received $14,000 in September 2009 from Perrigo Company at closing and will receive an additional $2,000 as a milestone payment upon the completion of a successful technical transfer. The Company recorded a deferred gain on sale as of September 30, 2009 in the consolidated balance sheet for the $14,000 received, as the sale was not completed until October 2009, and will recognize the gain in the consolidated statement of operations for the three months ended December 31, 2009.

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

The Company received approximately $23,672 subsequent to September 30, 2009 of tax refunds from the federal and state tax authorities as a result of amended returns and operating loss carry backs.

On February 25, 2010, the Board, at the recommendation of the Special Committee, approved entering into the plea agreement with the U.S. Department of Justice. The plea agreement was executed by the parties and was entered by the U.S. District Court, Eastern District of Missouri, Eastern Division on March 2, 2010. Pursuant to the terms of the plea agreement, ETHEX pleaded guilty to two felony counts, each stemming from the failure to make and submit a field alert report to the FDA in September 2008 regarding the discovery of certain undistributed tablets that failed to meet product specifications. Sentencing pursuant to the plea agreement also took place on March 2, 2010. The Company expects to pay fines, restitution and forfeiture in the aggregate amount of $27,569. See Note 18—“Commitments and Contingencies” for more information regarding the plea agreement.

On March 1, 2010, the Company entered into a Settlement Agreement with Celgene Corporation and Novartis Pharmaceuticals Corporation and Novartis Pharma AG to resolve the patent infringement litigation on Ritalin LA® and Focalin XR®. The Settlement Agreement is currently under review by the U.S. Department of Justice and the Federal Trade Commission.

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

On May 7, 2010, the Company received $11,000 in cash proceeds, and a right to receive an additional payment of $2,000 based on the occurrence of certain events, from the sale of certain intellectual property and other assets related to the Company’s ANDA, submitted with the FDA for the approval to engage in the commercial manufacture and sale of 1gm/10mL sucralfate suspension.

On June 2, 2010 (the “Closing Date”), pursuant to the Asset Purchase Agreement (the “PDI Agreement”) by and among the Company, PDI, DrugTech Corporation (“DrugTech”) and Particle Dynamics International, LLC (the “Purchaser”), the Company, PDI and DrugTech sold to the Purchaser certain assets associated with the business of PDI (as described below, the “Divested PDI Assets”).

PDI and DrugTech are wholly-owned subsidiaries of the Company. The Purchaser is a newly-formed affiliate of Edgewater Capital Partners.

The Divested PDI Assets, as more fully described in the PDI Agreement, consist of all of the right, title and interest in, to and under (1) the assets, rights, interests and other properties, real, personal and mixed, tangible and intangible, and goodwill owned by PDI and used by PDI on the Closing Date in its business, which consists of the manufacture of directly compressible calcium carbonate and other special ingredient products (including but not limited to the products specifically identified in the PDI Agreement) for the pharmaceutical, nutritional, food and personal-care industries using proprietary technologies, (2) the intellectual property owned by DrugTech related to certain PDI product lines, including U.S. and foreign patents and trademarks, and (3) certain leases with respect to facilities used by PDI that were leased by the Company. The Purchaser also agreed to hire approximately 24 employees of the Company that were employed in the operation of the PDI business.

In consideration for the Divested PDI Assets, the Purchaser (1) paid to the Company on the Closing Date $24,600 in cash, subject to certain operating working capital adjustments, and (2) assumed certain liabilities, including certain contracts. The Purchaser deposited $2,000 of the purchase price in an escrow arrangement for post-closing indemnification purposes. The operating working capital adjustments, assumed liabilities and escrow arrangement are more fully described in the PDI Agreement. In addition, the Purchaser also agreed to pay to the Company four contingent earn-out payments in total aggregate amount up to, but not to exceed, $5,500.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

(In thousands, except per share data)

The four earn-out payments are determined as follows:

•

For every dollar of EBITDA (as such term is defined in the PDI Agreement) earned by the Purchaser or its affiliates during the first year following the Closing Date with respect to sales of PDI products in excess of $7,400, the Company will receive $3.00, up to a maximum aggregate amount of $1,833 (the “First Earn-Out”).

•

For every dollar of EBITDA earned by the Purchaser or its affiliates during the second year following the Closing Date with respect to sales of PDI products in excess of $8,400, the Company will receive $3.00, up to a maximum aggregate amount of $1,833 (the “Second Earn-Out”). In addition, to the extent that the First Earn-Out is not fully earned during the first year following the Closing Date, for every dollar of EBITDA earned by the Purchaser or its affiliates during the second year following the Closing Date with respect to sales of PDI products in excess of $7,400, the Company will receive $1.50, up to a maximum aggregate amount of $1,333. However, the sum of the total aggregate earn-out payments payable after the first and the second year following the Closing Date may not exceed $3,667.

•

For every dollar of EBITDA earned by the Purchaser or its affiliates during the third year following the Closing Date with respect to sales of PDI products in excess of $8,900, the Company will receive $3.00, up to a maximum aggregate amount of $1,833 (the “Third Earn-Out”). In addition, to the extent that the Second Earn-Out is not fully earned during the second year following the Closing Date, for every dollar of EBITDA earned by the Purchaser or its affiliates during the third year following the Closing Date with respect to sales of PDI products in excess of $8,400, the Company will receive $1.50, up to a maximum aggregate amount of $1,333.

•

To the extent that the Third Earn-Out is not fully earned during the third year following the Closing Date, for every dollar of EBITDA earned by the Purchaser or its affiliates during the fourth year following the Closing Date with respect to sales of PDI products in excess of $8,900, the Company will receive $1.50, up to a maximum aggregate amount of $1,333.

The above-described earn-out payments are fully subordinated to outstanding indebtedness of the Purchaser pursuant to certain subordination arrangements entered into on the Closing Date by the Company. In connection with the sale of the Divested PDI Assets, the Company and the Purchaser also entered into a transition services agreement on the Closing Date, pursuant to which the Company agrees to provide certain transition assistance to the Purchaser for up to a one-year period.

The Company expects to record a gain on sale in connection with the PDI transaction in the quarter ended June 30, 2010.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Except for the historical information contained herein, the following discussion contains forward-looking statements that are subject to known and unknown risks, uncertainties, and other factors that may cause our actual results to differ materially from those expressed or implied by those forward-looking statements. These risks, uncertainties and other factors are discussed under Part I, Item 1A—“Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended March 31, 2009, Part II, Item 1A—“Risk Factors” in the Quarterly Report on Form 10-Q for the quarter ended June 30, 2009, Part II, Item 1A—“Risk Factors” in this Quarterly Report on Form 10-Q and above under the caption “Cautionary Note Regarding Forward-Looking Statements.” In addition, the following discussion and analysis of financial condition and results of operations, should be read in conjunction with the consolidated financial statements, the related notes to consolidated financial statements and Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2009, and the unaudited interim consolidated financial statements and related notes to unaudited interim consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q. Information provided herein for periods after September 30, 2009 is preliminary. As such, this information is not final or complete, and remains subject to change, possibly materially.

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

As a result of the decision by the Company to sell PDI, the Company has identified the assets and liabilities of PDI as held for sale in the Company’s consolidated balance sheet at March 31, 2009 and September 30, 2009 and has segregated PDI’s operating results and presented them separately as a discontinued operation for all periods presented. (See Note 20—“Subsequent Events” of the Notes to the Consolidated Financial Statements in this Quarterly Report on Form 10-Q for more information regarding the sale of PDI.)

As set forth below and as more fully described in our Annual Report on Form 10-K for the fiscal year ended March 31, 2009, certain events which occurred during fiscal year 2009 had a material adverse effect on our financial results for fiscal year 2009 and for the three- and six-month periods ended September 30, 2009, as shown in the comparison of our fiscal year 2010 results to our fiscal year 2009 results for the interim periods discussed in this Quarterly Report on Form 10-Q.

Discontinuation of Manufacturing and Distribution; Product Recalls; and the FDA Consent Decree

In May 2008, we received two reports of an oversized morphine sulfate extended-release tablet in commercial distribution. We conducted an investigation into the possible causes of any such oversized tablets and the likelihood that additional lots of morphine sulfate extended-release tablets or other products might contain oversized tablets. We instituted changes in our manufacturing processes to address the identified causes and intended to prevent any oversized tablets from entering commercial distribution. In addition, in June 2008, ETHEX initiated voluntary recalls of morphine sulfate 30-mg and 60-mg extended-release tablets. In July 2008, a voluntary recall was initiated in Canada by the seller of specific lots of morphine sulfate 60-mg, 30-mg and 15-mg extended-release tablets that we manufactured. On October 15, 2008, ETHEX commenced a voluntary recall of three specific lots of dextroamphetamine sulfate 5-mg tablets as a precaution due to the possible presence of oversized tablets. On November 7, 2008, ETHEX announced a voluntary recall to the consumer level of multiple lots of five generic products of varying strengths as a precaution due to the potential presence of oversized tablets. These products included: propafenone HCl tablets, isosorbide mononitrate extended-release tablets, morphine sulfate extended-release tablets, morphine sulfate immediate release tablets, and dextroamphetamine sulfate tablets. On November 10, 2008, ETHEX initiated a voluntary recall to the retail level as a precaution due to the possible presence of oversized tablets. This recall affected multiple lots of 18 generic/non-branded products.

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

The next step in the process for resumption of product shipment is for Lachman to certify an individual product manufactured under the newly certified cGMP systems. We are working diligently on preparing for the manufacture of validation batches of the first product, which began in May 2010.

Assuming Lachman certifies the manufacture of the product, the FDA will then conduct its own inspection of our facilities, systems and processes and the Lachman certified product. If the FDA inspection is satisfactory, we expect to be permitted to resume shipment of that product.

A successful FDA inspection is a prerequisite to resuming manufacturing and shipment of the initial product, and we anticipate additional FDA reviews before we return other products to market or are permitted to resume full operations. We cannot predict with certainty the timing or the outcome of the Lachman product certifications or subsequent FDA reviews.

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

Workforce Reduction

On February 5, 2009, we commenced a substantial reduction of our workforce as part of an ongoing realignment of our cost structure that was necessitated by our product recalls and the requirements under the consent decree. We have also realigned and restructured the Ther-Rx sales force and, in connection with this realignment and restructuring, have significantly reduced the number of sales employees. In July 2009, we also realigned and restructured the production workforce and reduced the number of production employees by approximately 300. Most of these employees had been laid off in February 2009 and later were terminated once we were satisfied that our staffing levels were adequate to meet our needs. In March 2010, we further reduced our workforce by approximately 290 employees. As a result of this realignment and restructuring, we have reduced our employee headcount from approximately 1,700 at December 31, 2008 to approximately 390 as of March 31, 2010. Despite the realignment and restructuring, we believe we have retained an adequate level of personnel to support our initial re-entry into the market. The total number of employees we had during the six months ended September 30, 2009 averaged 651, as compared to 1,628 during the six months ended September 30, 2008.

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

Results of Operations

Net revenues for the three and six months ended September 30, 2009 decreased $127.9 million, or 97.5%, and $252.7 million, or 96.4%, respectively, compared to the three and six months ended September 30, 2008. These decreases resulted primarily from the impact of the nationwide recalls we initiated in the fourth quarter of fiscal year 2009 and the shipment suspensions we initiated of all approved tablet-form products in December 2008 and all other drug products in January 2009. During the three and six months ended September 30, 2009, we continued to sell products not manufactured by us and generated license and royalty revenue, which were the only sources of net revenues. The overall decreases in gross profit of $94.2 million and $187.9 million during the three and six months ended September 30, 2009, respectively, resulted primarily from the decreases in net revenues, offset by decreases in cost of sales of $33.7 million and $64.8 million during the three and six months ended September 30, 2009, respectively, due to a reduction in personnel costs and production activity.

Operating expenses for the three months ended September 30, 2009 decreased $92.7 million, or 67.5%, due primarily to decreases in litigation and governmental inquiry costs related to actual and probable legal settlements and government fines, personnel costs, branded marketing and promotion expense, research and development expense, and amortization of intangibles. For the six months ended September 30, 2009, operating expenses decreased $124.5 million, or 57.9%, due primarily to the same decreases experienced in the three months ended September 30, 2009, coupled with a decrease in purchased in-process research and development expense.

The decrease in gross profit, partially offset by the decrease in operating expenses, resulted in a $1.5 million increase in operating loss for the three months ended September 30, 2009, compared to the three months ended September 30, 2008. Our results of operations for the three months ended September 30, 2009 also included the impact of a $19.0 million valuation allowance that was charged to income tax expense for deferred tax assets that we determined may not be realized as tax deductions in the future. Because of these factors, we incurred a net loss of $54.0 million in the three months ended September 30, 2009, which, when compared to the three months ended September 30, 2008, represents a $10.5 million increase in net loss.

The decrease in gross profit, partially offset by the decrease in operating expenses, resulted in $63.4 million increase in operating loss for the six months ended September 30, 2009, compared to the six months ended September 30, 2008. Our results of operations for the six months ended September 30, 2009 also included the impact of a $40.9 million valuation allowance that was charged to income tax expense for deferred tax assets that we determined may not be realized as tax deductions in the future. Because of these factors, we incurred a net loss of $109.0 million in the six months ended September 30, 2009, which, when compared to the six months ended September 30, 2008, represents a $71.0 million increase in net loss.

Net Revenues by Segment

	Three Months Ended September 30,		Change %	Six Months Ended September 30,		Change %
($ in thousands):	2009	2008		2009	2008
Branded products	$2,570	$40,509	(93.7)%	$8,222	$88,715	(90.7)%
as % of net revenues	79.0%	30.9%		86.1%	33.8%
Specialty generics/non-branded	682	90,597	(99.2)%	1,318	173,290	(99.2)%
as % of net revenues	21.0%	69.1%		13.8%	66.1%
Other	—	35	(100.0)%	7	196	(96.4)%

Total net revenues	$3,252	$131,141	(97.5)%	$9,547	$262,201	(96.4)%

The decreases in branded product sales of $37.9 million and $80.5 million for the three and six month periods ended September 30, 2009, respectively, from the three and six month periods ended September 30, 2008, respectively, were due to ceasing all of our manufacturing operations, as described above, during the fourth quarter of fiscal year 2009. As a result, branded product net revenues were derived primarily from Evamist™, which is manufactured by a third party. Net revenues from Evamist™ during the three and six months ended September 30, 2009, respectively, were approximately $2.4 million and $4.4 million, while Evamist™ net revenues were nominal during the three and six months ended September 30, 2008. During the three months ended September 30, 2008, net revenues of our anti-infective, hematinic and advanced prescription nutritional products were $13.0 million, $11.7 million and $13.9 million, respectively. During the six months ended September 30, 2008, net revenues of these products were $24.1 million, $20.3 million and $40.0 million, respectively.

The decrease in branded product net revenues for the six months ended September 30, 2009 was partially offset by $3.5 million recognized in the three months ended June 30, 2009 as license revenue related to the transfer of certain existing product registrations, manufacturing technology and intellectual property rights.

The decreases in specialty generic/non-branded net revenues of $89.9 million and $172.0 million for the three and six month periods ended September 30, 2009, respectively, from the three and six month periods ended September 30, 2008, respectively, were due to ceasing all of our manufacturing operations, as described above, during the fourth quarter of fiscal year 2009. As a result, sales of generic products were derived primarily from Keterolac and Naproxen, which are manufactured by a third party, and from royalty revenue generated from product sales of morphine sulfate 15-mg, 30-mg and 60-mg extended-release tablets, which are marketed and manufactured by a third party. Net revenues from Keterolac and Naproxen during the three months ended September 30, 2009 were approximately $0.3 million, compared to $0.8 million during the three months ended September 30, 2008. During the six months ended September 30, 2009, net revenues from Keterolac and Naproxen were approximately $1.0 million, compared to $1.8 million during the six months ended September 30, 2008. Royalty revenue generated from product sales of morphine sulfate extended-release tablets during the three and six months ended September 30, 2009 was approximately $0.3 million and $0.6 million, respectively.

Gross Profit (Loss) by Segment

	Three Months Ended September 30,		Change %	Six Months Ended September 30,		Change %
($ in thousands):	2009	2008		2009	2008
Branded products	$2,004	$36,260	(94.5)%	$7,164	$78,946	(90.9)%
as % of net revenues	78.0%	89.5%		87.1%	89.0%
Specialty generics/non-branded	(43)	52,833	(100.1)%	132	99,033	(99.9)%
as % of net revenues	(6.3)%	58.3%		10.0%	57.1%
Other	(13,881)	(6,843)	102.8%	(26,546)	(9,328)	184.6%

Total gross profit (loss)	(11,920)	$82,250	(114.5)%	$(19,250)	$168,651	(111.4)%
as % of total net revenues	(366.5)%	62.7%		(201.6)%	64.3%

The decreases in gross profit in both our branded and specialty generics/non-branded segments for the three and six months ended September 30, 2009, as compared to the same periods in the prior fiscal year, were primarily due to ceasing all of our manufacturing operations, as described above, during the fourth quarter of fiscal year 2009, which limited our net revenues to sales of products manufactured by third parties and revenue generated from license agreements. Additionally, because we ceased all manufacturing activities, all costs associated with our manufacturing operations were immediately expensed as incurred. The “Other” category for gross profit (loss) reflected above includes the impact of contract manufacturing revenues, pricing and production variances, and changes to inventory reserves associated with production. Any inventory reserve changes associated with finished goods are reflected in the applicable segment. The fluctuation in the “Other” category was primarily the result of the lack of production activity in the three and six months ended September 30, 2009. In the three and six months ended September 30, 2008, we were capitalizing the majority of labor and overhead expense into inventory. Since we were not producing products during the three and six months ended September 30, 2009, labor and overhead expenses were recognized directly into cost of sales rather than capitalized into inventory.

Research and Development

	Three Months Ended September 30,		Change %	Six Months Ended September 30,		Change %
($ in thousands):	2009	2008		2009	2008
Research and development	$6,545	$18,385	(64.4)%	$17,454	$33,876	(48.5)%
as % of net revenues	201.3%	14.0%		182.8%	12.9%

Research and development expenses consist mainly of personnel-related costs and costs related to bioequivalency studies for proposed generic products, laboratory and preclinical tests for proposed branded products, clinical studies to determine the safety and efficacy of proposed branded products, and material used in research and development activities. The decreases in research and development expense of $11.8 million and $16.4 million for the three and six months ended September 30, 2009, respectively, as compared to the corresponding periods in the prior fiscal year, were primarily due to lower personnel costs associated with the reduction in force discussed above that occurred in the fourth quarter of fiscal year 2009 and lower costs associated with the testing of drugs under development due to a reduction in bioequivalency studies and clinical trials during the three and six months ended September 30, 2009, as compared to the same periods during the prior fiscal year.

Selling and Administrative

	Three Months Ended September 30,		Change %	Six Months Ended September30,		Change %
($ in thousands):	2009	2008		2009	2008
Selling and administrative	$30,791	$65,489	(53.0)%	$61,712	$122,316	(49.5)%
as % of net revenues	946.8%	49.9%		646.4%	46.6%

The decreases in selling and administrative expenses of $34.7 million and $60.6 million for the three and six months ended September 30, 2009, respectively, as compared to the corresponding periods in the prior fiscal year, were primarily due to:

•

$15.1 million and $29.5 million decreases in marketing and promotion expenses for the three and six months ended September 30, 2009, respectively, related to suspending shipment of all approved tablet-form products in December 2008 and all other drug products in January 2009;

•

$12.9 million and $28.2 million decreases in personnel costs for the three and six months ended September 30, 2009, respectively, due to decreases in management, sales and other personnel related to the significant reduction in our workforce which occurred in the fourth quarter of fiscal year 2009;

•

$3.2 million decrease in expenses for administrative costs for the three months ended September 30, 2009, in connection with the voluntary recall of multiple lots of 23 generic/non-branded products that was announced in November 2008;

•

$2.1 million and $2.3 million decreases in product development costs for the three and six months ended September 30, 2009, respectively, as a result of our discontinuation of manufacturing and distribution and the ongoing realignment of our cost structure;

•

$1.2 million and $3.2 million decreases in facility expenses for the three and six months ended September 30, 2009, respectively, due to the ongoing realignment of our cost structure that was necessitated by our product recalls and the requirements under the consent decree; and

•

$0.3 million and $3.9 million increases in expenses for consulting, legal and other professional services for the three and six months ended September 30, 2009, respectively, associated with engaging external resources to assist with current good manufacturing practice (cGMP) compliance efforts and legal inquiries and investigations.

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

Amortization of Intangible Assets

	Three Months Ended September 30,		Change %	Six Months Ended September 30,		Change %
($ in thousands):	2009	2008		2009	2008
Amortization of intangible assets	$2,946	$3,612	(18.4)%	$5,895	$7,013	(15.9)%
as % of net revenues	90.6%	2.8%		61.7%	2.7%

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

Due to the write-off of the intangible assets described above, amortization expense decreased by $0.7 million and $1.1 million, respectively, for the three and six months ended September 30, 2009, as compared to the corresponding periods in the prior fiscal year.

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

Purchased In-Process Research and Development

	Three Months Ended September 30,		Change %		Six Months Ended September30,		Change %
($ in thousands):	2009	2008			2009	2008
Purchased in-process research and development	$—	$—	NA	%	$—	$2,000	(100.0)%
as % of net revenues	0.0%	0.0%			0.0%	0.8%

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

Pursuant to the Amended Gestiva Agreement (see Note 5—“Acquisitions” of the Notes to the Consolidated Financial Statements in this Quarterly Report on Form 10-Q), a $70,000 cash payment was due upon execution of the Gestiva Amendment. We made such payment in the fourth quarter of fiscal year 2010, which will be reflected as in-process research and development expense in the consolidated statement of operations for the quarter ending March 31, 2010.

Litigation and Governmental Inquiries

	Three Months Ended September 30,		Change %	Six Months Ended September 30,		Change %
($ in thousands):	2009	2008		2009	2008
Litigation and governmental inquiries	$4,243	$49,709	(91.5)%	$4,853	$49,709	(90.2)%
as % of net revenues	130.5%	37.9%		50.8%	19.0%

The decreases in litigation and governmental inquiries expense of $45.5 million and $44.9 million for the three and six months ended September 30, 2009, respectively, as compared to the corresponding periods in the prior fiscal year, were primarily due to significant costs recognized in the three months ended September 30, 2008 associated with:

•

the plea agreement with the U.S. Department of Justice recorded during the three months ended September 30, 2008 (see Note 18—“Commitments and Contingencies” and Note 20—“Subsequent Events” of the Notes to the Consolidated Financial Statements in this Quarterly Report on Form 10-Q);

•

various product liability actions (based on our product liability insurance coverage and the number of product liability actions that were pending, that had been settled and that we expect to occur) related to the voluntary product recalls initiated by us in calendar year 2008 and early 2009 and alleged damages as a result of the ingestion of purportedly oversized tablets allegedly distributed in 2007 and 2008 (see Note 18—“Commitments and Contingencies” of the Notes to the Consolidated Financial Statements in this Quarterly Report on Form 10-Q); and

•

the settlement agreement with Axcan (see Note 18—“Commitments and Contingencies” of the Notes to the Consolidated Financial Statements in this Quarterly Report on Form 10-Q) that was recorded during the three months ended September 30, 2008.

During the three and six months ended September 30, 2009, we recorded $6.1 million and $6.7 million, respectively, as litigation and governmental inquiries expense for various matters, which was partially offset by an adjustment of $1.9 million to reduce our expected direct liability (as discussed above) for product liability actions related to the voluntary product recalls initiated by us in calendar year 2008 and early 2009 and alleged damages as a result of the ingestion of purportedly oversized tablets allegedly manufactured and distributed by us.

Restructuring

	Three Months Ended September 30,		Change %		Six Months Ended September 30,		Change %
($ in thousands):	2009	2008			2009	2008
Restructuring	$—	$—	NA	%	$533	$—	NA	%
as % of net revenues	0.0%	0.0%			5.6%	0.0%

In April and June 2009, we further reduced our workforce as part of an ongoing realignment of our cost structure. We recorded expense of $0.5 million in the three months ended June 30, 2009 for severance benefits related to these terminations.

Interest Expense

	Three Months Ended September 30,		Change %	Six Months Ended September 30,		Change %
($ in thousands):	2009	2008		2009	2008
Interest expense	$2,070	$2,117	(2.2)%	$4,158	$4,635	(10.3)%

The decreases in interest expense for the three and six months ended September 30, 2009, as compared to the corresponding periods in the prior fiscal year, resulted primarily from the decline in interest expense of $0.3 million and $0.6 million, respectively, incurred on the $30.0 million line of credit that was outstanding during the six months ended September 30, 2008. The line of credit was fully repaid in February 2009. The decrease in interest expense for the six months ended September 30, 2009 was also attributable to the deferred financing costs related to the issuance of the convertible notes becoming fully amortized during the first quarter of fiscal year 2009. Deferred financing costs of $0.2 million were recorded in the consolidated statement of operations during the six months ended September 30, 2008.

The decreases discussed above were partially offset by interest accretion expense recorded in the amounts of $0.2 million and $0.3 million during the three and six months ended September 30, 2009, respectively, related to the fines and penalties pursuant to the plea agreement with the U.S. Department of Justice (see Note 18— “Commitments and Contingencies” and Note 20—“Subsequent Events” of the Notes to the Consolidated Financial Statements in this Quarterly Report on Form 10-Q), which was recorded at present value as of September 30, 2008. The interest accretion represents the difference between the present value of the fines and penalties of $25.9 million and the undiscounted amount of $27.6 million, which will be recognized ratably over the period during which installment payments will be made pursuant to the plea agreement (March 2010 until July 2012).

Interest and Other Income

	Three Months Ended September 30,		Change %	Six Months Ended September 30,		Change %
($ in thousands):	2009	2008		2009	2008
Interest and other income	$463	$596	(22.3)%	$1,860	$1,475	26.1%

The decrease in interest and other income for the three months ended September 30, 2009, as compared to the corresponding period in the prior fiscal year, consisted of a decline in interest income of $1.0 million (primarily due to the impact of lower short-term market interest rates, which reduced our weighted average interest rate on interest-earning assets for the three months ended September 30, 2009, as compared to the same period during the prior fiscal year), partially offset by an increased foreign currency transaction gain of $0.9 million on investments denominated in the Indian Rupee.

The increase in interest and other income for the six months ended September 30, 2009, as compared to the corresponding period in the prior fiscal year, consisted of increased foreign currency transaction gains of $2.3 million on investments denominated in the Indian Rupee, partially offset by a decline in interest income of $1.9 million. The decrease in interest income was primarily due to the impact of lower short-term market interest rates, as discussed above.

Income Tax Provision (Benefit)

	Three Months Ended September 30,		Change %	Six Months Ended September 30,		Change %
($ in thousands):	2009	2008		2009	2008
Income tax provision (benefit)	$(1,318)	$(11,375)	(88.4)%	$351	$(8,509)	(104.1)%
Effective tax rate	2.3%	20.1%		(0.3)%	17.2%

The income tax benefits recorded during the three and six months ended September 30, 2008 were the result of pretax losses for both periods.

The income tax benefit recorded for the three months ended September 30, 2009 was primarily the result of income tax expense being charged against income from discontinued operations, which resulted in a benefit being recorded for continuing operations.

The provision for income taxes for the six months ended September 30, 2009 was primarily due to the timing of certain deferred tax liabilities which are not scheduled to reverse within the applicable carry forward periods for the deferred tax assets. We recorded a valuation allowance in the three and six months ended September 30, 2009 which offset the tax benefits associated with the net losses during the same periods.

Income from Discontinued Operations

	Three Months Ended September 30,		Change %	Six Months Ended September 30,		Change %
($ in thousands):	2009	2008		2009	2008
Income from discontinued operations	$2,696	$1,510	78.5%	$3,357	$2,904	15.6%

During the fourth quarter of fiscal year 2009, our Board authorized management to sell PDI, our specialty materials segment. (See Note 20—“Subsequent Events” of the Notes to the Consolidated Financial Statements in this Quarterly Report on Form 10-Q for more information regarding the sale of PDI.) Therefore, we have segregated PDI’s operating results and presented them separately as a discontinued operation for all periods presented. (See Note 17—“Segment Reporting” of the Notes to the Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.) The increases in income from discontinued operations for the three and six months ended September 30, 2009, respectively, as compared to the three and six months ended September 30, 2008, respectively, were primarily due to the decreases in PDI’s total operating expenses, partially offset by the decreases in gross profit.

Liquidity, Capital Resources and Going Concern

Cash and cash equivalents and working capital were $36.1 million and $(80.0) million, respectively, at September 30, 2009, as compared to $75.7 million and $5.2 million, respectively, at March 31, 2009. Working capital is defined as total current assets as reduced by total current liabilities (excluding deferred gains on sale). Working capital declined primarily due to decreases in income taxes receivable of $80.3 million, cash and cash equivalents of $39.6 million and accounts receivable (net) of $19.3 million that were offset by a decrease in accrued liabilities of $58.3 million. The decrease in income taxes receivable is primarily due to the receipt of tax refunds associated with carrying back net operating losses to previous years while the decrease in accounts receivable (net) resulted primarily from applying credits owed to our customers for returns and failure to supply costs associated with the product recalls in fiscal year 2009 against outstanding amounts our customers owed to us. The decrease in accrued liabilities is primarily due to payments and credits associated with return and failure to supply costs described above that we provided to customers that did not have outstanding amounts owed to us. The decrease in accrued liabilities is also attributable to payments associated with product recall processing fees, litigation settlements and legal and consulting fees associated with the FDA consent decree and governmental inquiries.

For the six months ended September 30, 2009, our net cash used in operating activities of $33.8 million resulted primarily from our net loss incurred as a result of ceasing our manufacturing operations in the fourth quarter of fiscal year 2009, coupled with the decrease in accounts payable and accrued liabilities, which was primarily driven by recall-related costs (including product costs, product returns, failure to supply claims and third party processing fees) processed in the current period and the decline in sales related reserves that are classified as accrued liabilities. The declines in sales related reserves are a result of the cessation of all of our manufacturing operations which occurred in the fourth quarter of fiscal year 2009. The net loss and the decrease in accounts payable and accrued liabilities was partially offset by the receipt of tax refunds, the decrease in accounts receivable, the impact of non-cash items and the deferral of the gain on sale of our first-to-file Paragraph IV ANDA with the FDA for a generic equivalent version of GlaxoSmithKline’s Duac® gel (see Note 20— “Subsequent Events” of the Notes to the Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.). For the six months ended September 30, 2008, our net cash flow from operations of $37.5 million resulted primarily from the impact of non-cash items coupled with a decrease in receivables and increases in accrued liabilities and other long-term liabilities. The decrease in receivables was primarily due to the timing of customer payments. The increase in accrued liabilities and other long-term liabilities was principally due to estimated and actual legal settlements of $10.5 million and $41.5 million included in accrued expenses and other long-term liabilities, respectively, at September 30, 2008.

Net cash flow used in investing activities included capital expenditures of $9.0 million (the majority of which related to PDI capital expenditures during the three months ended September 30, 2009, in connection with an accidental fire that damaged a leased facility used by PDI; see Note 17—“Segment Reporting” of the Notes to the Consolidated Financial Statements in this Quarterly Report on Form 10-Q) for the six months ended

September 30, 2009, as compared to $12.5 million for the corresponding prior year period. The decrease in capital expenditures during the six month period was primarily due to ceasing operations and cancelling capital projects in the fourth quarter of fiscal year 2009. Other investing activities during the six months ended September 30, 2009 included $4.3 million of insurance proceeds received as a result of an accidental fire that damaged a leased facility used by PDI (see Note 17—“Segment Reporting” of the Notes to the Consolidated Financial Statements in this Quarterly Report on Form 10-Q) and $0.3 million sales of marketable securities. Other investing activities during the six months ended September 30, 2008 included $0.6 million and $41.4 million of purchases and sales, respectively, of short-term marketable securities classified as available for sale and the $2.0 million milestone payment we made in connection with the Gestiva™ acquisition (see Note 5—“Acquisitions” of the Notes to the Consolidated Financial Statements in this Quarterly Report on Form 10-Q). Also, we paid $3.0 million during the three months ended September 30, 2008 to acquire assets associated with the pharmaceutical division of LycoRed, a product development company located in Israel (see Note 5—“Acquisitions” of the Notes to the Consolidated Financial Statements in this Quarterly Report on Form 10-Q).

At September 30, 2009, our investment securities included $72.6 million in principal amount of auction rate securities (“ARS”). Consistent with our investment policy guidelines, the ARS held by us are AAA-rated securities with long-term nominal maturities secured by student loans which are guaranteed by the U.S. Government. Liquidity for the ARS is typically provided by an auction process which allows holders to sell their notes and resets the applicable interest rate at pre-determined intervals, typically between seven to 35 days. However, with the liquidity issues experienced in global credit and capital markets, the ARS experienced failed auctions beginning in February 2008 and throughout fiscal year 2009. An auction failure means that the parties wishing to sell their securities could not be matched with an adequate volume of buyers. The securities for which auctions have failed continue to accrue interest at the contractual rate and continue to be auctioned every seven, 14, 28 or 35 days, as the case may be, until the auction succeeds, the issuer calls the securities, or they mature.

The estimated fair value of our ARS holdings at September 30, 2009 was $65.6 million, as compared to a carrying value of $63.6 million. The estimated fair value of the ARS was based on a discounted cash flow model that considered, among other factors, the time to work out the market disruption in the traditional trading mechanism, the stream of cash flows (coupons) earned until maturity, the prevailing risk-free yield curve, credit spreads applicable to a portfolio of student loans with various tenures and ratings and an illiquidity premium. These factors were used in a Monte Carlo simulation based methodology to derive the estimated fair value of the ARS.

ARS have historically been classified as short-term marketable securities in our consolidated balance sheet. Given the failed auctions, we reclassified the ARS held at March 31, 2009 from current assets to non-current assets and, as of September 30, 2009, we continued to reflect the ARS as non-current assets (see Note 9—“Investment Securities” of the Notes to the Consolidated Financial Statements in this Quarterly Report on Form 10-Q for more information on the ARS).

Our debt balance, including current maturities, was $237.2 million at September 30, 2009, as compared to $238.5 million at March 31, 2009.

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

In May 2003, we issued $200.0 million principal amount of Notes that are convertible, under certain circumstances, into shares of our Class A Common Stock at an initial conversion price of $23.01 per share. The Notes bear interest at a rate of 2.50% and mature on May 16, 2033. We are also obligated to pay contingent interest at a rate equal to 0.5% per annum during any six-month period commencing May 16, 2006, if the average trading price of the Notes per $1,000 principal amount for the five-trading day period ending on the third trading day immediately preceding the first day of the applicable six-month period equals $1,200 or more. In November 2007, the average trading price of the Notes reached the threshold for the applicable five-day trading period which resulted in the payment of contingent interest and beginning November 16, 2007 the Notes began to bear interest at a rate of 3.00% per annum. In May 2008, the average trading price of the Notes fell below the contingent interest threshold for the five-day trading period and beginning May 16, 2008 the Notes began to pay interest at a rate of 2.50% per annum. We may redeem some or all of the Notes at any time on or after May 21, 2006, at a redemption price, payable in cash, of 100% of the principal amount of the Notes, plus accrued and unpaid interest (including contingent interest, if any) to the date of redemption. Holders may require us to repurchase all or a portion of their Notes on May 16, 2013, 2018, 2023 and 2028, or upon a change in control, as defined in the indenture governing the Notes, at 100% of the principal amount of the Notes, plus accrued and unpaid interest (including contingent interest, if any) to the date of repurchase, payable in cash. Since the next date holders may require us to repurchase all or a portion of their Notes is May 16, 2013, the Notes were classified as a long-term liability as of September 30, 2009 and March 31, 2009. The Notes are subordinate to all of our existing and future senior obligations.

In December 2005, we entered into a financing arrangement with St. Louis County, Missouri related to expansion of our operations in St. Louis County (see Note 15—“Taxable Industrial Revenue Bonds” of the Notes to the Consolidated Financial Statements in this Quarterly Report on Form 10-Q). Up to $135.5 million of industrial revenue bonds may be issued to us by St. Louis County relative to capital improvements made through December 31, 2009. This agreement provides that 50% of the real and personal property taxes on up to $135.5 million of capital improvements will be abated for a period of 10 years subsequent to the property being placed in service. Industrial revenue bonds totaling $129.9 million were outstanding at September 30, 2009. The industrial revenue bonds are issued by St. Louis County to us upon our payment of qualifying costs of capital improvements, which are then leased by us for a period ending December 1, 2019, unless earlier terminated. We have the option at any time to discontinue the arrangement and regain full title to the abated property. The industrial revenue bonds bear interest at 4.25% per annum and are payable as to principal and interest concurrently with payments due under the terms of the lease. We have classified the leased assets as property and equipment and have established a capital lease obligation equal to the outstanding principal balance of the industrial revenue bonds. Lease payments may be made by tendering an equivalent portion of the industrial revenue bonds. As the capital lease payments to St. Louis County may be satisfied by tendering industrial revenue bonds (which is our intention), the capital lease obligation, industrial revenue bonds and related interest expense and interest income, respectively, have been offset for presentation purposes in the Consolidated Financial Statements.

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

The assessment of our ability to continue as a going concern was made by management considering, among other factors: (i) our need to obtain additional capital; (ii) the suspension of shipment of all products manufactured by us and the requirements under the consent decree with the FDA; (iii) the timing and number of approved products that will be reintroduced to the market and the related costs; (iv) the potential outcome with respect to the governmental inquiries, litigation or other matters described in Note 18—“Commitments and Contingencies” of the Notes to the Consolidated Financial Statements included in this Quarterly Report on Form 10-Q; and (v) our ability to comply with debt covenants. Our assessment was further affected by our fiscal year 2009 net loss of $313.6 million, our net loss for the first two quarters of fiscal year 2010 of $109.0 million and the outstanding balance of cash, cash equivalents and short-term marketable securities (excluding PDI assets, which are accounted for as assets held for sale) of $36.1 million as of September 30, 2009. For periods subsequent to September 30, 2009, we expect losses to continue because we are unable to generate any significant revenues from our own manufactured products until we are able to resume shipping certain or many of our approved products, which currently is not expected to occur until the fourth quarter of calendar year 2010 at the earliest. In addition, we must meet ongoing operating costs as well as costs related to the steps we are currently taking to prepare for reintroducing our approved products to the market. If we are not able to obtain the FDA’s clearance to resume manufacturing and distribution of our approved products in a timely manner and at a reasonable cost, our financial position, results of operations, cash flows and liquidity will continue to be materially adversely affected. These conditions raise substantial doubt about our ability to continue as a going concern.

We believe that we are not in compliance with one or more of the requirements of our mortgage loan arrangement as of March 31, 2009, June 30, 2009 and September 30, 2009 (see Note 14—“Long-Term Debt” of the Notes to the Consolidated Financial Statements included in this Quarterly Report on Form 10-Q). Failure by us to comply with the requirements of the mortgage loan arrangement or to otherwise receive a waiver from the mortgage lender for any noncompliance could result in our outstanding mortgage debt obligation accelerating and immediately becoming due and payable. If the acceleration occurs and the mortgage debt is not immediately paid in full, an event of default could also be deemed to have occurred under the $200 million principal amount of 2.5% Contingent Convertible Subordinated Notes. If an event of default is deemed to have occurred on the Notes, the principal amount plus any accrued and unpaid interest could also become immediately due and payable. The acceleration of these outstanding debt obligations would materially adversely affect our business, financial condition and cash flows.

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

In the near term, we are focused on meeting the requirements of the consent decree, which will allow our approved products to be reintroduced to the market, and are pursuing various means to increase cash. Since September 30, 2009, we have generated non-recurring cash proceeds to support our on-going operating and compliance requirements from the receipt of tax refunds, the monetization of our ARS, the divestiture of PDI and the sale of certain other assets (see Note 20—“Subsequent Events” of the Notes to the Consolidated Financial Statements included in this Quarterly Report on Form 10-Q). We also generated cash from the sale of certain products not manufactured by us under the distribution and supply agreement with Purdue (see Note 18—“Commitments and Contingencies” of the Notes to the Consolidated Financial Statements included in this

Quarterly Report on Form 10-Q). While these cash proceeds were sufficient to meet near-term cash requirements, we are pursuing ongoing efforts to increase cash, including the continued implementation of cost savings, divestiture of certain assets and the return of certain of our approved products to market in a timely manner. In addition, in order to continue to meet the expected near-term obligations described above, we will still need to obtain additional capital through additional asset sales. We are also engaged in external financing efforts. We are evaluating our capital needs and availability of financing to assess and identify the best available external financing alternatives. We cannot provide assurance that we will be able to realize the cost reductions we anticipate from reducing our operations or our employee base, that some or many of our approved products can be returned to the market in a timely manner, that our higher profit approved products will return to the market in the near term, that we can obtain additional cash through asset sales, or that external financing can be obtained, under acceptable terms or in the amounts required. If we are unsuccessful in our efforts to sell assets and raise additional capital in the near term, we will be required to further reduce our operations, including further reductions of our employee base, or we may be required to cease operations in order to offset the lack of available funding.

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

We continue to evaluate the sale of certain of our assets. However, due to general economic conditions, we will likely be exposed to risks related to the overall macro-economic environment, including a lower rate of return than we have historically experienced on our invested assets and being limited in our ability to sell assets. In addition, we cannot provide any assurance that we will be successful in finding suitable purchasers for the sale of such assets. Even if we are able to find purchasers, we may not be able to obtain attractive terms and conditions for such sales, including attractive pricing. In addition, divestitures of businesses may also involve a number of risks, including the diversion of management and employee attention, significant costs and expenses, the loss of customer relationships, a decrease in revenues and earnings associated with the divested business, and the disruption of operations in the affected business. In addition, divestitures potentially involve significant post-closing separation activities, which could involve the expenditure of significant financial and employee resources. Inability to consummate identified asset sales or manage the post-separation transition arrangements could adversely affect our business, financial condition, results of operations and cash flows.

Current and Anticipated Liquidity Position

At March 31, 2010 and May 31, 2010, we had approximately $60.0 million and $35.0 million, respectively, in cash, cash equivalents and short-term investment securities. We received approximately $125.3 million of cash during the third quarter of fiscal year 2010 as a result of entering into a Distribution and Supply Agreement with Purdue that allowed us to sell limited quantities of oxycodone hydrochloride tablets manufactured by them (see Note 18—“Commitments and Contingencies” of the Notes to the Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for more information regarding the litigation with Purdue and descriptions of the Settlement Agreement, the Patent License Agreement and the Distribution and Supply Agreement). In addition to the $81.9 million tax refunds received in the first six months of fiscal year 2010, we received additional tax refunds totaling approximately $23.7 million during the remainder of fiscal year 2010. We received an additional $61.7 million related to the settlement agreement on our ARS during the fourth quarter of fiscal year 2010 (see also Note 20—“Subsequent Events” of the Notes to the Consolidated Financial Statements included in this Quarterly Report on Form 10-Q).

At March 31, 2010, we had $236.0 million of outstanding debt, consisting of $200.0 million principal amount of Notes, the remaining principal balance of a $43.0 million mortgage loan and the remaining portion of a $2.0 million software financing arrangement. See the discussion above in this section for more information on our indebtedness.

During the quarter ended March 31, 2010, our cash operating expenditures were approximately $125.0 million. Of this amount, $70.0 million relates to a payment to Hologic, which payment was made in January 2010 in connection with the amendment to the asset purchase agreement entered into in January 2010 to secure the rights to Gestiva™, approximately $45.0 million relates to on-going operating expenses, approximately $5.0 million relates to financial obligations pursuant to the plea agreement and approximately $1.7 million relates to debt service payments, inventory build and capital expenditures. The remainder of the projected cash expenditures totaling approximately $2.0 million to $7.0 million relates to costs related to our FDA compliance consultants and other costs.

We currently project that during the quarter ending June 30, 2010, our cash operating expenditures will be approximately $40.0 million to $50.0 million, compared to approximately $60.0 million in cash, cash equivalents and short-term investment securities at March 31, 2010. Of the expected cash operating expenditures, approximately $28.0 million to $32.0 million relate to on-going operating expenses, approximately $3.0 million to $4.0 million relate to debt service payments, approximately $6.0 million to $7.0 million relate to termination and other associated costs and approximately $2.0 million to $4.0 million relate to legal and customer settlement payments. The remainder of the projected cash expenditures totaling approximately $1.0 million to $3.0 million is for costs related to our FDA compliance consultants and other costs.

Including (1) the $11.0 million of proceeds received in May 2010 from the sale of certain intellectual property and other assets related to our ANDA submitted with the FDA for the approval to engage in the commercial manufacture and sale of 1gm/10mL sucralfate suspension (see Note 20—“Subsequent Events” of the Notes to the Consolidated Financial Statements included in this Quarterly Report on Form 10-Q), (2) the $22.0 million of proceeds received in June 2010 from the sale of PDI (see Note 20—“Subsequent Events” of the Notes to the Consolidated Financial Statements included in this Quarterly Report on Form 10-Q) and (3) the cash operating expenditures described above, we currently project our cash balance at June 30, 2010 to be approximately $40.0 million to $50.0 million.

Barring any further actions we may take to reduce our cash expenditures, we currently project that during the quarter ended September 30, 2010, our operating expenditures will be approximately $30.0 million to $40.0 million. In addition, pursuant to the Amended Gestiva Agreement, a series of scheduled cash payments becomes due upon successful completion of agreed upon milestones. The successful completion of an agreed upon milestone may occur during the quarter ending September 30, 2010, as a result of which we would be required to make our next scheduled milestone payment of $25.0 million to Hologic in that quarter (see Note 5—“Acquisitions” of the Notes to the Consolidated Financial Statements in this Quarterly Report on Form 10-Q). Although we believe our anticipated cash operating expenditures will be significantly reduced in the quarter ending September 30, 2010 compared to the quarter ending June 30, 2010, our existing cash and financial resources will not be sufficient to fund our operations beyond the quarter ending September 30, 2010, unless we are able to raise sufficient additional capital by selling assets or through external financing.

As discussed above, we are engaged in external financing efforts. We have retained Robert W. Baird & Co. Incorporated to advise us with respect to raising additional capital and have engaged in preliminary discussions with several potential lenders regarding external financing. However, we cannot provide any assurances on the timing or the amount of any potential financing or that our efforts to raise additional capital will ultimately be successful.

In addition, if a director of our company, or a shareholder with an ownership interest in our company of 5% or more (a “significant shareholder”), is excluded from participating in federal or state health care programs, then HHS may use its discretionary authority to also exclude our company from participation in federal healthcare programs. Although we are not aware of any of our directors or significant shareholders having been excluded by HHS at this time, legal counsel to Mr. M. Hermelin, a director and significant shareholder of our company, has confirmed, in response to an inquiry from legal counsel for our company, that Mr. M. Hermelin has received correspondence from HHS regarding potential exclusion. As a result, the possibility that HHS may take action to exclude our company from participating in federal healthcare programs, as well as the mere perception by potential lenders or other sources of external financing that such action by HHS may occur, could have a material adverse effect on our ability to complete any potential financing or other effort to raise additional capital.

For our company not to be subject to the discretionary authority of HHS to exclude it from participation, the affected director would have to resign and the affected significant shareholder would have to divest ownership of such shareholder’s interest (a transfer of the ownership interest to an immediate family member or a member of the significant shareholder’s household in anticipation of or following exclusion would not be sufficient). In such case, we would have limited or no ability to remove the affected director or to compel the affected significant shareholder to divest ownership of such shareholder’s interest.

Therefore, if HHS were to elect to use its discretionary authority to exclude our company from participation in federal healthcare programs in the event that a director of our company or a significant shareholder is excluded from participating in federal or state health care programs, and we are not able to avoid being excluded by HHS, our business, financial condition, results of operations and future prospects would be materially and adversely affected. Moreover, the mere perception by potential lenders or other sources of external financing that such action by HHS may occur could have a material adverse effect on our ability to raise additional capital.

We are continuously reviewing our projected cash expenditures and are evaluating measures to reduce expenditures on an ongoing basis. In addition, our top priority is to maintain and attempt to increase our limited cash and financial resources. As a result, if we determine that our current goal of meeting the consent decree’s requirements and returning our approved products to market is likely to be significantly delayed, we may decide, in addition to selling certain of our assets, to further reduce our operations, to significantly curtail some or all of our efforts to meet the consent decree’s requirements and return our approved products to market and/or to outsource to a third party some or all of our manufacturing operations when and if we return our approved products to market. Such decision would be made based on our ability to manage our near-term cash obligations, to obtain additional capital through asset sales and/or external financing and to expeditiously meet the consent decree’s requirements and return our approved products to market. If such decision were to be made, we currently anticipate that we would focus our management efforts on developing product candidates in our development portfolio that we believe have the highest potential return on investment, which we currently believe to be primarily Gestiva™ (17-alpha hydroxyprogesterone caproate). We also expect to evaluate other alternatives available to us in order to increase our cash balance.

As more fully described in Note 2—“Basis of Presentation” of the Notes to the Consolidated Financial Statements in this Quarterly Report on Form 10-Q, the sale of certain of our assets and certain strategic and operating alternatives that we currently are considering (including further reduction of our operations and/or outsourcing to a third party of some or all of our manufacturing operations) may result in significant non-cash charges for impairment of inventory, property and equipment and intangible and other long-lived assets in the period ended March 31, 2010, as we may not be able to realize our recorded value of the associated assets in connection with these actions. As of September 30, 2009, we had, excluding PDI assets (which are accounted for as assets held for sale), inventories, net, of $21.8 million, property and equipment, less accumulated depreciation, of $179.8 million and intangible assets and goodwill, net, of $142.7 million. We currently cannot estimate the amount of the potential impairment charges, if any, that we may incur in a future period related to decisions regarding these strategic and operating alternatives. However, if we were to incur significant impairment charges in a future period related to these decisions, our results of operations could be adversely affected and the value of our common stock could decrease. See also Part II, Item 1A—“Risk Factors—The decisions we make in order to maintain and increase our limited cash and financial resources may result in significant charges for impairment of inventory, property and equipment and intangible and other long-lived assets” in the Quarterly Report on Form 10-Q for the quarter ended June 30, 2009.

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

From time to time, we provide incentives to our wholesale customers, such as trade show allowances or stocking allowances that they in turn use to accelerate distribution to their end customers. We believe that such incentives are normal and customary in the industry. Sales allowances are accrued and revenue is recognized as sales are made pursuant to the terms of the allowances offered to the customer. Due to the nature of these allowances, we believe we are able to accurately calculate the required provisions for the allowances based on the specific terms in each agreement. Additionally, customers will normally purchase additional product ahead of regular demand to take advantage of the temporarily lower cost resulting from the sales allowances. This practice has been customary in the industry and we believe would be part of a customer’s ordinary course of business inventory level. We reserve the right, with our major wholesale customers, to limit the amount of these forward buys. Sales made as a result of allowances offered on our specialty generics product line in conjunction with trade shows sponsored by our major wholesale customers and for other promotional programs accounted for 14.3% of total gross revenues for the six months ended September 30, 2008. There were no allowances offered for the six months ended September 30, 2009.

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

The following table reflects the activity during the six months ended September 30, 2009 for each accounts receivable reserve or related liability:

		Current Provision	Current Provision	Actual Returns
	Beginning Balance	Related to Sales Made in the Current Period	Related to Sales Made in the Prior Periods	or Credits in the Current Period	Ending Balance
(in thousands)
Six Months Ended September 30, 2009
Accounts Receivable Reserves:
Chargebacks	$1,021	$657	$—	$(1,819)	$(141)
Cash Discounts and Other Allowances	1,035	101	—	(320)	816
Liabilities:
Sales Rebates	8,264	452	—	(6,657)	2,059
Sales Returns	12,009	78	—	(3,543)	8,544
Medicaid Rebates	6,312	384	—	(3,074)	3,622
Medicare and Medicaid Restitution	2,275	—	—	—	2,275
Product Recall Returns	40,695	—	—	(28,161)	12,534
Failure to Supply Claims	17,101	—	—	(4,799)	12,302
Chargeback Audit Adjustments	1,823	—	321	—	2,144
Other	2,955	102	—	(2,230)	827

Total	$93,490	$1,774	$321	$(50,603)	$44,982

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

The decrease in the accounts receivable or accrued liability reserves of $48.5 million was primarily the result of applying credits owed to our customers for returns and failure to supply costs associated with the product recalls in fiscal year 2009 against outstanding amounts such customers owed to us and of making payments associated with return and failure to supply costs to customers that did not have outstanding amounts owed to us.

The current provision related to sales made in prior periods reflects the impact of a billing audit performed by one of our customers. As a result, we increased our chargeback reserve for the amount of the adjustment shown in the six months ended September 30, 2009.

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

Chargeback transactions are almost exclusively related to our specialty generics business segment. During the six months ended September 30, 2009 and 2008, the chargeback provision reduced the gross sales of our specialty generics segment by $1.0 million and $95.5 million, respectively. These amounts accounted for 97.4% and 99.3% of the total chargeback provisions recorded during the six months ended September 30, 2009 and 2008, respectively.

At September 30, 2009, we evaluated the adequacy of the reserve for chargebacks by comparing it against subsequent credits issued.

Shelf-Stock Adjustments – These adjustments, which are included in the chargeback reserves, represent credits issued to our wholesale customers that result from a decrease in our wholesale acquisition cost (“WAC”). Decreases in our invoice prices are discretionary decisions we make to reflect market conditions. These credits are customary in the industry and are intended to reduce a wholesale customer’s inventory cost to better reflect current market prices. Generally, we provide credits to customers at the time the price reduction occurs based on the inventory that is owned by them on the effective date of the price reduction. Since a reduction in WAC reduces the chargeback per unit, or the difference between WAC and the contract price, shelf-stock adjustments are typically included as part of the reserve for chargebacks because the price reduction credits act essentially as accelerated chargebacks. Although we have contractually agreed to provide price adjustment credits to our major wholesale customers at the time they occur, the impact of any such price reductions not included in the reserve for chargebacks is immaterial to the amount of revenue recognized in any given period. As a result of WAC decreases to certain specialty generic/non-branded products, we paid shelf-stock adjustments of $0.1 million to our wholesale customers during the six months ended September 30, 2009.

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

Reserve for Failure to Supply Claims – We have historically entered into product purchase arrangements with certain customers that include a provision that requires us to reimburse these customers for price differences on product orders that we are unable to fulfill. We are able to estimate provisions for supply failures based on the specific terms in each arrangement. We incurred failure to supply claims in fiscal year 2009 due primarily to us not manufacturing or shipping any of our drug products during the third and fourth quarters of fiscal year 2009. There were no increases to the reserve for failure to supply claims recorded in the six months ended September 30, 2009.

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

During the assessment as of September 30, 2009, management did not identify any events that were indicative of impairment. However, any significant changes in actual future results from the assessment used to perform the quarterly evaluation, such as lower sales, increases in production costs, technological changes or decisions not to produce or sell products, could result in impairment of these intangible assets at a future date.

Stock-Based Compensation

We account for stock-based compensation expense in accordance with the applicable accounting standard, which requires the measurement and recognition of compensation expense, based on estimated fair values, for all share-based compensation awards made to employees and directors over the vesting period of the awards. Determining the fair value of share-based awards at the grant date requires judgment to identify the appropriate valuation model and estimate the assumptions, including the expected term of the stock options and expected stock-price volatility, to be used in the calculation. Judgment is also required in estimating the percentage of share-based awards that are expected to be forfeited. We estimate the fair value of stock options granted using the Black-Scholes option-pricing model with assumptions based primarily on historical data. If actual results differ significantly from these estimates, stock-based compensation expense and our results of operations could be materially impacted.

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

Contingencies

We are involved in various legal proceedings, some of which involve claims for substantial amounts. An estimate is made to accrue for a loss contingency relating to any of these legal proceedings if we determine it is probable that a liability was incurred as of the date of the financial statements and the amount of loss can be reasonably estimated. Because of the subjective nature inherent in assessing the future outcome of litigation and because of the potential that an adverse outcome in legal proceedings could have a material impact on our financial condition or results of operations, such estimates are considered to be critical accounting estimates. After completing a review of such matters, we determined that at September 30, 2009, there were certain legal proceedings in which we are involved that met the conditions described above. Accordingly, we have accrued a loss contingency relating to such legal proceedings.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk is limited to fluctuating interest rates associated with variable rate indebtedness and marketable securities that are subject to interest rate changes.

As of September 30, 2009, we had invested $72.6 million principal amount in ARS consisting of high quality (AAA rated) bonds secured by student loans which are guaranteed by the U.S. Government. The rates on these securities reset at pre-determined intervals of up to 35 days. The maturity of these securities is greater than 10 years, but the rates on these securities were to reset at predetermined intervals up to 35 days. During the fourth quarter of fiscal year 2008, certain developments in the capital and credit markets adversely affected the market for auction rate securities, which has resulted in a loss of liquidity for these investments. We have evaluated these securities to determine if other-than-temporary impairment of the carrying value of the securities has occurred due to the loss of liquidity. Because of recent significant business developments related to our company, including product recalls and the consent decree with the FDA that occurred beginning in December 2008, we face significant liquidity concerns and determined we could no longer support our previous assertion that we had the ability to hold impaired securities until their forecasted recovery. As a result, we concluded that the ARS became other-than-temporarily impaired during December 2008 and we recorded a loss of $9.1 million in current period earnings. This adjustment reduced the carrying value of the ARS to $63.7 million at December 31, 2008. During the quarter ended March 31, 2009, we recorded discount accretion of $0.1 million on the ARS, yielding a carrying value of $63.8 at March 31, 2009. During the six months ended September 30, 2009, we sold $0.3 million in principal amount of the ARS and recorded additional discount accretion of $0.1 million on the ARS. The estimated fair value of our ARS holdings at September 30, 2009 was $65.6 million. The $2.0 million difference in fair value of the ARS at September 30, 2009 compared to the corresponding carrying value was recorded in accumulated other comprehensive income as an unrealized gain of $1.3 million, net of tax (see Note 9—“Investment Securities” of the Notes to the Consolidated Financial Statements included in this Quarterly Report on Form 10-Q). See Note 20—“Subsequent Events” of the Notes to the Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for information regarding a settlement agreement we entered into regarding the ARS and the proceeds received in connection therewith.

The annual favorable impact on our net income as a result of a 100 basis point (where 100 basis points equals 1%) increase in short-term interest rates would be approximately $1.3 million based on our average cash, cash equivalents and short-term marketable investment balances during the six months ended September 30, 2009, compared to an increase of $0.5 million during the fiscal year ended March 31, 2009.

In May 2003, we issued $200.0 million principal amount of Convertible Subordinated Notes. The interest rate on the Notes is fixed at 2.50% and therefore not subject to interest rate changes. Beginning May 16, 2006, we became obligated to pay contingent interest at a rate equal to 0.5% per annum during any six-month period, if the average trading price of the Notes per $1,000 principal amount for the five-trading day period ending on the third trading day immediately preceding the first day of the applicable six-month period equals $1,200 or more. In November 2007, the average trading price of the Notes reached the threshold for the applicable five-day trading period which resulted in the payment of contingent interest and beginning November 16, 2007 the Notes began to bear interest at a rate of 3.00% per annum. In May 2008, the average trading price of the Notes fell below the contingent interest threshold for the five-day trading period and beginning May 16, 2008 the Notes began to pay interest at a rate of 2.50% per annum. Holders may require us to repurchase all or a portion of their Notes on May 16, 2013, 2018, 2023 and 2028, or upon a change in control, as defined in the indenture governing the Notes, at 100% of the principal amount of the Notes, plus accrued and unpaid interest (including contingent interest, if any) to the date of repurchase, payable in cash. Because the next occasion holders may require us to repurchase all or a portion of their Notes is May 16, 2013, the Notes were classified as a long-term liability as of September 30, 2009.

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

(a) Evaluation of Disclosure Controls and Procedures

An evaluation was conducted under the supervision and with the participation of our management, including the Interim Chief Executive Officer (the “CEO”) and Chief Financial Officer (the “CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2009. As a result of the material weaknesses in our internal control over financial reporting described below, our Interim CEO and CFO have concluded that our disclosure controls and procedures were not effective as of September 30, 2009.

As described in Item 9A—“Controls and Procedures” of our Annual Report on Form 10-K for the fiscal year ended March 31, 2009, management determined that the following material weaknesses existed in our internal control over financial reporting. As of September 30, 2009, these material weaknesses have not been remediated.

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

(b) Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the quarter ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting, other than progress with respect to the implementation of certain remediation efforts, as described above.

PART II. OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

The information set forth under Note 18—“Commitments and Contingencies” of the Notes to the Consolidated Financial Statements included in Part I, Item 1 in this Quarterly Report on Form 10-Q is incorporated in this Part II, Item 1 by reference.

Item 1A.	RISK FACTORS

There were no material changes to the risk factors disclosed in Part I, Item 1A—“Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended March 31, 2009, except to the extent updated in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 or previously updated or to the extent additional factual information disclosed elsewhere in this Quarterly Report on Form 10-Q relates to such risk factors. In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in our Annual Report on Form 10-K for the fiscal year ended March 31, 2009, as updated, which could materially affect our business, financial condition or future results. Such risks are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

In addition to the risks identified in our Annual Report on Form 10-K for the fiscal year ended March 31, 2009 and in our Quarterly Report for the quarter ended June 30, 2009, we are also subject to the following additional risk:

Based on our cash balance and estimates of our operating expenditures, our existing cash and financial resources will not be sufficient to fund our operations beyond the quarter ending September 30, 2010, unless we are able to raise additional capital by selling assets or through external financing.

At May 31, 2010, we had approximately $35.0 million in cash, cash equivalents and short-term investment securities. Based on our cash on hand at May 31, 2010, proceeds received from the sale of certain assets after May 31, 2010 and our estimated cash operating expenditures, we anticipate that our cash balance at June 30, 2010 will be approximately $40.0 million to $50.0 million. See Item 2—“Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity, Capital Resources and Going Concern—Current and Anticipated Liquidity Position” for more information.

Although we believe our anticipated cash operating expenditures will be significantly reduced in the quarter ending September 30, 2010 compared to the quarter ending June 30, 2010, our existing cash and financial resources will not be sufficient to fund our operations beyond the quarter ending September 30, 2010, unless we are able to raise sufficient additional capital by selling assets or through external financing. We are diligently pursuing the sale of certain of our assets and external financing. We have retained Robert W. Baird & Co. Incorporated to advise us with respect to raising additional capital and have engaged in preliminary discussions with several potential lenders regarding external financing. However, our ability to raise additional capital has been and continues to be materially and negatively affected by a number of factors previously disclosed in our filings with the SEC and in this Quarterly Report on Form 10-Q. If we are unsuccessful in our initiative to raise additional capital, we may be forced to cease all operations and liquidate our assets.

If a director of our company, or a shareholder with an ownership interest in our company of 5% or more, is excluded from participating in federal or state health care programs, then HHS may use its discretionary authority to also exclude our company from participation in federal healthcare programs.

If a director of our company, or a shareholder with an ownership interest in our company of 5% or more (a “significant shareholder”), is excluded from participating in federal or state health care programs, then HHS may use its discretionary authority to also exclude our company from participation in federal healthcare programs. Although we are not aware of any of our directors or significant shareholders having been excluded by HHS at this time, legal counsel to Mr. M. Hermelin, a director and significant shareholder of our company, has confirmed, in response to an inquiry from legal counsel for our company, that Mr. M. Hermelin has received correspondence from HHS regarding potential exclusion.

For our company not to be subject to the discretionary authority of HHS to exclude it from participation, the affected director would have to resign and the affected significant shareholder would have to divest ownership of such shareholder’s interest (a transfer of the ownership interest to an immediate family member or a member of the significant shareholder’s household in anticipation of or following exclusion would not be sufficient). In such case, we would have limited or no ability to remove the affected director or to compel the affected significant shareholder to divest ownership of such shareholder’s interest.

Therefore, if HHS were to elect to use its discretionary authority to exclude our company from participation in federal healthcare programs in the event that a director of our company or a significant shareholder is excluded from participating in federal or state health care programs, and we are not able to avoid being excluded by HHS, our business, financial condition, results of operations and future prospects would be materially and adversely affected.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchase of Equity Securities by the Company

The following table provides information about purchases we made of our common stock during the quarter ended September 30, 2009:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs
July 1–31, 2009	4,955	$11.50	—	—
August 1–31, 2009	365	19.38	—	—
September 1–30, 2009	2,196	10.03	—	—

Total	7,516	$11.45	—	—

Shares were purchased from employees upon their termination pursuant to the terms of our stock option plan.

Item 6. EXHIBITS

3.1	Certificate of Incorporation, as amended through September 5, 2008, incorporated herein by reference to Exhibit 3.1 filed with our Annual Report on Form 10-K for fiscal year 2009, filed March 25, 2010.

3.2	By-Laws, as amended through December 29, 2009, incorporated herein by reference to Exhibit 3.2 filed with our Current Report on Form 8-K, filed January 4, 2010.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

K-V PHARMACEUTICAL COMPANY

Date: June 9, 2010	By:	/s/ David A. Van Vliet
David A. Van Vliet
Interim President and Interim Chief Executive Officer
(Principal Executive Officer)

Date: June 9, 2010	By:	/s/ Stephen A. Stamp
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