Form 10-Q
period 2009-12-31
KV PHARMACEUTICAL CO /DE/
filed 2010-06-10
CIK 57055

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2009

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

EXPLANATORY NOTE

The filing of this Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2009 was delayed due to the time required to (1) complete the internal investigation conducted by the Audit Committee (the “Audit Committee”) of our Board of Directors (the “Board”) with respect to a range of specific allegations involving, among other items, U.S. Food and Drug Administration (the “FDA”) regulatory and other compliance matters and management misconduct, (2) resolve certain matters with a potential financial reporting impact resulting from such investigation, (3) evaluate the financial statement implications of the provisions of the consent decree we entered into with the FDA on March 2, 2009 and of the previously disclosed actions to recall all of the drug products we manufactured, suspend manufacturing and shipment of our products, substantially reduce our workforce and realign our cost and organizational structure and (4) prepare and file with the Securities and Exchange Commission (the “SEC”) our Annual Report on Form 10-K for the fiscal year ended March 31, 2009.

Information provided herein for periods after December 31, 2009 is preliminary. As such, this information is not final or complete, and remains subject to change, possibly materially.

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

Because the factors referred to above, as well as the statements included under the caption Part I, Item 2—“Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Quarterly Report on Form 10-Q, could cause actual results or outcomes to differ materially from those expressed in any forward-looking statements made by us or on our behalf, you should not place undue reliance on any forward-looking statements. All forward-looking statements attributable to us are expressly qualified in their entirety by the cautionary statements in this “Cautionary Note Regarding Forward-Looking Statements” and the risk factors that are included under Part I, Item 1A—“Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended March 31, 2009, Part II, Item 1A—“Risk Factors” in the Quarterly Report on Form 10-Q for the quarter ended June 30, 2009, and Part II, Item 1A—“Risk Factors” in the Quarterly Report on Form 10-Q for the quarter ended September 30, 2009, as supplemented by our subsequent SEC filings. Further, any forward-looking statement speaks only as of the date on which it is made and we are under no obligation to update any of the forward-looking statements after the date of this Quarterly Report on Form 10-Q. New factors emerge from time to time, and it is not possible for us to predict which factors will arise, when they will arise and/or their effects. In addition, we cannot assess the impact of each factor on our future business or financial condition or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

PART I. FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

K-V PHARMACEUTICAL COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited; in thousands, except per share data)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2009	2008	2009	2008
Net revenues	$147,480	$27,616	$157,027	$289,817
Cost of sales	37,052	92,960	65,850	186,510

Gross profit (loss)	110,428	(65,344)	91,177	103,307

Operating expenses:
Research and development	7,273	21,375	24,727	55,251
Selling and administrative	30,235	54,305	91,947	176,620
Amortization of intangible assets	2,980	3,605	8,875	10,619
Purchased in-process research and development	—	—	—	2,000
Litigation and governmental inquiries, net	150	23	5,003	49,732
Restructuring	—	725	533	725
Gain on sale	(14,500)	—	(14,500)	—

Total operating expenses	26,138	80,033	116,585	294,947

Operating income (loss)	84,290	(145,377)	(25,408)	(191,640)

Other expense (income):
Interest expense	2,053	2,201	6,211	6,836
Interest and other expense (income)	(941)	8,341	(2,801)	6,866

Total other expense, net	1,112	10,542	3,410	13,702

Income (loss) from continuing operations before income taxes	83,178	(155,919)	(28,818)	(205,342)
Income tax benefit	(24,157)	(59,892)	(23,807)	(68,401)

Income (loss) from continuing operations	107,335	(96,027)	(5,011)	(136,941)
Income from discontinued operations (net of taxes of $725, $548, $2,671 and $2,230)	1,252	944	4,609	3,848

Net income (loss)	$108,587	$(95,083)	$(402)	$(133,093)

Earnings (loss) per share:
Basic - Class A common	$2.27	$(1.91)	$(0.01)	$(2.68)
Basic - Class B common	1.89	(1.91)	(0.01)	(2.68)
Diluted - Class A common	1.79	(1.91)	(0.01)	(2.68)
Diluted - Class B common	1.54	(1.91)	(0.01)	(2.68)

Shares used in per share calculation:
Basic - Class A common	37,797	37,754	37,799	37,539
Basic - Class B common	11,982	12,047	12,024	12,072
Diluted - Class A common	61,333	49,801	49,823	49,611
Diluted - Class B common	11,982	12,047	12,024	12,072

See Accompanying Notes to Consolidated Financial Statements

K-V PHARMACEUTICAL COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share information)

	December 31, 2009	March 31, 2009
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$96,612	$75,730
Marketable securities	—	—
Receivables, net	2,701	21,058
Inventories, net	24,901	22,186
Prepaid and other assets	10,439	16,609
Income taxes receivable	24,284	81,031
Deferred tax asset	5,090	8,842
Current assets held for sale	6,897	6,770

Total Current Assets	170,924	232,226
Property and equipment, less accumulated depreciation	175,073	188,212
Investment securities	66,118	65,971
Intangible assets, net	139,839	148,399
Other assets	24,324	22,730
Non-current assets held for sale	8,180	1,616

Total Assets	$584,458	$659,154

LIABILITIES
Current Liabilities:
Accounts payable	$35,338	$35,975
Accrued liabilities	81,184	152,686
Income taxes payable	—	—
Current maturities of long-term debt	36,259	37,824
Current liabilities associated with assets held for sale	823	567

Total Current Liabilities	153,604	227,052
Long-term debt	200,308	200,725
Other long-term liabilities	40,338	44,045
Deferred tax liability	46,607	47,804

Total Liabilities	440,857	519,626

SHAREHOLDERS’ EQUITY
7% cumulative convertible Preferred Stock, $.01 par value; $25.00 stated and liquidation value; 840,000 shares authorized; issued and outstanding — 40,000 shares at both December 31, 2009 and March 31, 2009 (convertible into Class A shares on a 8.4375-to-one basis)	—	—
Class A and Class B Common Stock, $.01 par value; 150,000,000 and 75,000,000 shares authorized, respectively;
Class A – issued 41,131,684 and 41,065,529 at December 31, 2009 and March 31, 2009, respectively	411	411
Class B – issued 12,206,684 at both December 31, 2009 and March 31, 2009 (convertible into Class A shares on a one-for-one basis)	122	122
Additional paid-in capital	169,715	165,427
Retained earnings	29,318	29,772
Accumulated other comprehensive income	1,395	845
Less: Treasury stock, 3,404,324 shares of Class A and 94,572 shares of Class B Common Stock at December 31, 2009, and 3,365,218 shares of Class A and 94,572 shares of Class B Common Stock at March 31, 2009, at cost	(57,360)	(57,049)

Total Shareholders’ Equity	143,601	139,528

Total Liabilities and Shareholders’ Equity	$584,458	$659,154

See Accompanying Notes to Consolidated Financial Statements

K-V PHARMACEUTICAL COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited; in thousands)

	Nine Months Ended December 31,
	2009	2008
Operating Activities:
Net loss	$(402)	$(133,093)
Adjustments to reconcile net loss to net cash provided by operating activities:
Purchased in-process research and development	—	2,000
Depreciation and amortization	24,697	26,921
Loss on property and equipment	1,157	1,171
Insurance proceeds	(5,600)	—
Loss on investment securities	—	9,208
Deferred income tax (benefit) provision	2,387	(21,258)
Deferred compensation	—	(8,551)
Stock-based compensation	3,602	3,663
Excess tax benefits associated with stock options	—	(371)
Changes in operating assets and liabilities:
Receivables, net	17,958	46,359
Inventories, net	(2,443)	46,184
Income taxes	58,212	(50,918)
Accounts payable and accrued liabilities	(70,420)	30,687
Deferred revenue	—	68,129
Other assets and liabilities, net	(1,477)	36,019

Net cash provided by operating activities	27,671	56,150

Investing Activities:
Purchase of property and equipment, net	(10,833)	(19,591)
Insurance proceeds	5,600	—
Purchase of marketable securities	—	(559)
Sale of marketable securities	500	52,111
Product acquisition	—	(2,000)
Cash paid for acquired company	—	(3,000)

Net cash provided by (used in) investing activities	(4,733)	26,961

Financing Activities:
Principal payments on long-term debt	(1,982)	(1,975)
Dividends paid on preferred stock	(52)	(52)
Purchase of common stock for treasury	(311)	(185)
Excess tax benefits associated with stock options	—	371
Cash deposits received for stock options	2	774

Net cash used in financing activities	(2,343)	(1,067)

Increase in cash and cash equivalents	20,595	82,044
Effect of foreign exchange rate changes on cash	287	(213)

Cash and cash equivalents:
Beginning of year	75,730	88,493
Cash balances of assets held for sale	—	—

End of period	$96,612	$170,324

Supplemental Information:
Interest paid	$6,722	$8,226
Income taxes paid	422	6,439
Stock options exercised (at expiration of two-year forfeiture period)	686	1,394

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

(In thousands, except per share data)

The results of operations and cash flows for the three- and nine-month periods ended December 31, 2009 are not necessarily indicative of the results of operations and cash flows that may be expected for the fiscal year ending March 31, 2010. The interim consolidated financial statements and accompanying notes should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2009. The balance sheet information as of March 31, 2009 has been derived from the Company’s audited consolidated balance sheet as of that date.

PDI

As a result of the decision by the Company to sell PDI, the Company has identified the assets and liabilities of PDI as held for sale in the Company’s consolidated balance sheets at December 31, 2009 and March 31, 2009 and has segregated PDI’s operating results and presented them separately as a discontinued operation for all periods presented. (See Note 20—“Subsequent Events” for more information regarding the sale of PDI.)

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

Based on the events described above, the Company has determined that a triggering event has occurred in the fourth quarter of fiscal year 2010 giving rise to the need to assess the recoverability of its long lived assets. Depending upon which and when, if any, of the strategic and operating alternatives are implemented, the Company believes it is likely that future undiscounted cash flows will not be sufficient to support the carrying value of certain of its long-lived assets and this will result in material non-cash charges for impairment of inventory, property and equipment, intangible and other long-lived assets in the quarter ended March 31, 2010. Cash flow projections require a significant level of judgment and estimation in order to determine a number of interdependent variables and assumptions such as probability, timing, pricing and various cost factors. Cash flow projections are highly sensitive to changes in these variables and assumptions. Until the Company is able to determine and assess these variables, it cannot assess the level or range of impairment that may be incurred. The Company is currently working to determine which of the strategic and operating alternatives it can pursue to address its liquidity constraints. The result of these determinations will form the basis for management’s assumptions regarding the ultimate use and/or potential disposition of assets. Assumptions necessary to establish the fair value of long lived assets will be derived from the outcome of these decisions, which will be determined within approximately the next two months. Management believes it will have the necessary information at that time to prepare its recoverability analysis. As of December 31, 2009, the carrying values of the Company’s inventory, net, property and equipment, net and intangible assets, net (excluding PDI assets, which are accounted for as assets held for sale) were $24,901, $175,073 and $139,839 respectively.

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

The assessment of the Company’s ability to continue as a going concern was made by management considering, among other factors: (i) the Company’s need to obtain additional capital; (ii) the suspension of shipment of all products manufactured by the Company and the requirements under the consent decree with the FDA; (iii) the timing and number of approved products that will be reintroduced to the market and the related costs; (iv) the potential outcome with respect to the governmental inquiries, litigation or other matters described in Note 18—“Commitments and Contingencies;” and (v) the Company’s ability to comply with debt covenants. The Company’s assessment was further affected by the Company’s fiscal year 2009 net loss of $313,627, its net loss for the first three quarters of the Company’s fiscal year 2010 of $402 and the outstanding balance of cash, cash equivalents and short-term marketable securities (excluding PDI assets, which are accounted for as assets held for sale) of $96,612 as of December 31, 2009. For periods subsequent to December 31, 2009, the Company expects losses to continue because the Company is unable to generate any significant revenues from its own manufactured products until the Company is able to resume shipping certain or many of its approved products, which currently is not expected to occur until the fourth quarter of calendar year 2010 at the earliest. In addition, the Company must meet ongoing operating costs as well as costs related to the steps the Company is currently taking to prepare for reintroducing its approved products to the market. If the Company is not able to obtain the FDA’s clearance to resume manufacturing and distribution of its approved products in a timely manner and at a reasonable cost, the Company’s financial position, results of operations, cash flows and liquidity will continue to be materially adversely affected. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

The Company believes that it is not in compliance, as of March 31, 2009, June 30, 2009, September 30, 2009 and December 31, 2009, with one or more of the requirements of the Company’s $43,000 mortgage loan arrangement (see Note 14—“Long-Term Debt”). Failure by the Company to comply with the requirements of the mortgage loan arrangement or to otherwise receive a waiver from the mortgage lender for any noncompliance could result in the Company’s outstanding mortgage debt obligation accelerating and immediately becoming due and payable. If the acceleration occurs and the mortgage debt is not immediately paid in full, an event of default could also be deemed to have occurred under the $200,000 principal amount of 2.5% Contingent Convertible Subordinated Notes (the “Notes”). If an event of default is deemed to have occurred on the Notes, the principal amount plus any accrued and unpaid interest could also become immediately due and payable. The acceleration of these outstanding debt obligations would materially adversely affect the Company’s business, financial condition and cash flows.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

(In thousands, except per share data)

In the near term, the Company is focused on meeting the requirements of the consent decree, which will allow its approved products to be reintroduced to the market, and is pursuing various means to increase cash. Since December 31, 2009, the Company has generated non-recurring cash proceeds to support its on-going operating and compliance requirements from the receipt of tax refunds, the monetization of its auction rate securities (“ARS”), the divestiture of PDI and the sale of certain other assets (see Note 20—“Subsequent Events”). While these cash proceeds were sufficient to meet near term cash requirements, the Company is pursuing ongoing efforts to increase cash, including the continued implementation of cost savings, divestiture of certain assets and the return of certain of the Company’s approved products to market in a timely manner. In addition, in order to continue to meet the expected near-term obligations described above, the Company will still need to obtain additional capital through additional asset sales. The Company is also engaged in external financing efforts. The Company is evaluating its capital needs and availability of financing to assess and identify the best available external financing alternatives. The Company cannot provide assurance that it will be able to realize the cost reductions it anticipates from reducing its operations or its employee base, that some or many of its approved products can be returned to the market in a timely manner, that its higher profit approved products will return to the market in the near term, that the Company can obtain additional cash through asset sales, or that external financing can be obtained, under acceptable terms or in the amounts required. If the Company is unsuccessful in its efforts to sell assets and raise additional capital in the near term, the Company will be required to further reduce its operations, including further reductions of its employee base, or the Company may be required to cease operations in order to offset the lack of available funding.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

(In thousands, except per share data)

The following tables set forth the computation of basic earnings (loss) per share for the three and nine months ended December 31, 2009 and 2008:

	Three Months Ended December 31,
	2009		2008
	Class A	Class B	Class A	Class B
Basic earnings (loss) per share:
Numerator:
Allocation of undistributed earnings (loss) from continuing operations	$84,891	$22,426	$(72,811)	$(23,234)
Allocation of undistributed earnings from discontinued operations	990	262	716	228

Allocation of undistributed earnings (loss)	$85,881	$22,688	$(72,095)	$(23,006)

Denominator:
Weighted average shares outstanding	37,797	11,982	37,836	12,118
Less - weighted average unvested common shares subject to repurchase	—	—	(82)	(71)

Number of shares used in per share computations	37,797	11,982	37,754	12,047

Basic earnings (loss) per share from continuing operations	$2.25	$1.87	$(1.93)	$(1.93)
Basic earnings per share from discontinued operations	0.02	0.02	0.02	0.02

Basic earnings (loss) per share	$2.27	$1.89	$(1.91)	$(1.91)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

(In thousands, except per share data)

	Nine Months Ended December 31,
	2009		2008
	Class A	Class B	Class A	Class B
Basic loss per share:
Numerator:
Allocation of undistributed loss from continuing operations	$(3,841)	$(1,222)	$(103,658)	$(33,335)
Allocation of undistributed earnings from discontinued operations	3,497	1,112	2,912	936

Allocation of undistributed loss	$(344)	$(110)	$(100,746)	$(32,399)

Denominator:
Weighted average shares outstanding	37,799	12,026	37,788	12,149
Less - weighted average unvested common shares subject to repurchase	—	(2)	(249)	(77)

Number of shares used in per share computations	37,799	12,024	37,539	12,072

Basic loss per share from continuing operations	$(0.10)	$(0.10)	$(2.76)	$(2.76)
Basic earnings per share from discontinued operations	0.09	0.09	0.08	0.08

Basic loss per share	$(0.01)	$(0.01)	$(2.68)	$(2.68)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

(In thousands, except per share data)

The following tables set forth the computation of diluted earnings (loss) per share for the three and nine months ended December 31, 2009 and 2008:

	Three Months Ended December 31,
	2009		2008
	Class A	Class B	Class A	Class B
Diluted earnings (loss) per share:
Numerator:
Allocation of undistributed earnings (loss) from continuing operations	$84,891	$22,426	$(72,811)	$(23,234)
Reallocation of undistributed earnings (loss) from continuing operations as a result of conversion of Class B to Class A shares	22,426	—	(23,234)	—
Reallocation of undistributed earnings from continuing operations to Class B shares	—	(4,211)	—	—
Add - preferred stock dividends	18	—	—	—
Add - interest expense convertible notes	909	—	—	—

Allocation of undistributed earnings (loss) from continuing operations for diluted computation	108,241	18,215	(96,045)	(23,234)
Allocation of undistributed earnings from discontinued operations	990	262	716	228
Reallocation of undistributed earnings from discontinued operations as a result of conversion of Class B to Class A shares	262	—	228	—
Reallocation of undistributed earnings from discontinued operations to Class B shares	—	(51)	—	—

Allocation of undistributed earnings from discontinued operations for diluted computation	1,252	211	944	228

Allocation of undistributed earnings (loss)	$109,493	$18,426	$(95,101)	$(23,006)

Denominator:
Number of shares used in basic computation	37,797	11,982	37,754	12,047
Weighted average effect of dilutive securities:
Conversion of Class B to Class A shares	11,982	—	12,047	—
Employee stock options	2,524	—	—	—
Convertible preferred stock	338	—	—	—
Convertible notes	8,692	—	—	—

Number of shares used in per share computations	61,333	11,982	49,801	12,047

Diluted earnings (loss) per share from continuing operations	$1.77	$1.52	$(1.93)	$(1.93)
Diluted earnings per share from discontinued operations	0.02	0.02	0.02	0.02

Diluted earnings (loss) per share (1) (2)	$1.79	$1.54	$(1.91)	$(1.91)

(1)

For the three months ended December 31, 2009, there were stock options to purchase 1,691 out of the money shares of Class A Common Stock and 28 out of the money shares of Class B Common Stock that were excluded from the computation of diluted loss per share because their effect would have been anti-dilutive.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

(In thousands, except per share data)

(2)

For the three months ended December 31, 2008, there were stock options to purchase 38 shares (excluding 1,699 out of the money shares) of Class A Common Stock, stock options to purchase 38 shares (excluding 845 out of the money shares) of Class B Common Stock, preferred shares convertible into 338 shares of Class A Common Stock, and $200,000 principal amount of convertible notes convertible into 8,692 shares of Class A Common Stock that were excluded from the computation of diluted loss per share because their effect would have been anti-dilutive.

	Nine Months Ended December 31,
	2009		2008
	Class A	Class B	Class A	Class B
Diluted loss per share:
Numerator:
Allocation of undistributed loss from continuing operations	$(3,841)	$(1,222)	$(103,658)	$(33,335)
Reallocation of undistributed loss from continuing operations as a result of conversion of Class B to Class A shares	(1,222)	—	(33,335)	—
Reallocation of undistributed loss from continuing operations to Class B shares	—	—	—	—
Add - preferred stock dividends	—	—	—	—
Add - interest expense convertible notes	—	—	—	—

Allocation of undistributed loss from continuing operations for diluted computation	(5,063)	(1,222)	(136,993)	(33,335)
Allocation of undistributed earnings from discontinued operations	3,497	1,112	2,912	936
Reallocation of undistributed earnings from discontinued operations as a result of conversion of Class B to Class A shares	1,112	—	936	—
Reallocation of undistributed earnings from discontinued operations to Class B shares	—	—	—	—

Allocation of undistributed earnings from discontinued operations for diluted computation	4,609	1,112	3,848	936

Allocation of undistributed loss	$(454)	$(110)	$(133,145)	$(32,399)

Denominator:
Number of shares used in basic computation	37,799	12,024	37,539	12,072
Weighted average effect of dilutive securities:
Conversion of Class B to Class A shares	12,024	—	12,072	—
Employee stock options	—	—	—	—
Convertible preferred stock	—	—	—	—
Convertible notes	—	—	—	—

Number of shares used in per share computations	49,823	12,024	49,611	12,072

Diluted loss per share from continuing operations	$(0.10)	$(0.10)	$(2.76)	$(2.76)
Diluted earnings per share from discontinued operations	0.09	0.09	0.08	0.08

Diluted loss per share (3) (4)	$(0.01)	$(0.01)	$(2.68)	$(2.68)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

(In thousands, except per share data)

(3)

For the nine months ended December 31, 2009, there were stock options to purchase 1,110 shares (excluding 3,086 out of the money shares) of Class A Common Stock, stock options to purchase 2 shares (excluding 55 out of the money shares) of Class B Common Stock, preferred shares convertible into 338 shares of Class A Common Stock and $200,000 principal amount of convertible notes convertible into 8,692 shares of Class A Common Stock that were excluded from the computation of diluted loss per share because their effect would have been anti-dilutive.

(4)

For the nine months ended December 31, 2008, there were stock options to purchase 327 shares (excluding 1,557 out of the money shares) of Class A Common Stock, stock options to purchase 55 shares (excluding 69 out of the money shares) of Class B Common Stock, preferred shares convertible into 338 shares of Class A Common Stock, and $200,000 principal amount of convertible notes convertible into 8,692 shares of Class A Common Stock that were excluded from the computation of diluted loss per share because their effect would have been anti-dilutive.

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

The Company recognized stock-based compensation of $1,272 and $3,602, respectively, and related tax benefits of $87 and $280, respectively, prior to the consideration of a valuation allowance, for the three and nine months ended December 31, 2009 and stock-based compensation of $998 and $3,633, respectively, and related tax benefits of $88 and $548, respectively, for the three and nine months ended December 31, 2008. There was no stock-based employee compensation cost capitalized as of December 31, 2009 and March 31, 2009. There was no cash received from stock option deposits for the three months ended December 31, 2009. Cash received from stock option deposits for the three months ended December 31, 2008 was $73 and for the nine months ended December 31, 2009 and 2008, respectively, was $2 and $774. The actual tax benefit realized from tax deductions associated with stock option exercises (at expiration of two-year forfeiture period) was $48 and $518 for the three and nine months ended December 31, 2008, respectively. There was no actual tax benefit realized from tax deductions associated with stock option exercises for the three and nine months ended December 31, 2009, as the exercise price of these options was significantly above the market value of the underlying shares of common stock.

The following weighted average assumptions were used for stock options granted during the three and nine months ended December 31, 2009 and the three and nine months ended December 31, 2008:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2009	2008	2009	2008
Dividend yield	None	None	None	None
Expected volatility	101%	39%	99%	39%
Risk-free interest rate	2.71%	3.23%	2.48%	3.50%
Expected term	6.0 years	9.0 years	5.9 years	9.0 years
Weighted average fair value per share at grant date	$3.00	$10.55	$2.32	$10.45

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

(In thousands, except per share data)

A summary of the changes in the Company’s stock option plans during the nine months ended December 31, 2009 is presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Balance, March 31, 2009	4,292	$12.49
Options granted	1,231	2.93
Options exercised	(171)	9.70		$—
Options canceled	(988)	13.02

Balance, December 31, 2009	4,364	9.78	3.6	$—

Expected to vest at December 31, 2009	3,234	$9.78	3.6	$—

Options exercisable at December 31, 2009 (excluding shares in the two-year forfeiture period)	818	$19.47	5.9	$—

As of December 31, 2009, the Company had $30,144 of total unrecognized compensation expense related to stock option grants, which will be recognized over the remaining weighted average period of 3.5 years.

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

The provisions discussed above are presented in the consolidated financial statements as reductions to gross revenues and a decrease to accounts receivable or an increase to accrued liabilities. Provisions totaled $5,018 and $97,353 for the three months ended December 31, 2009 and 2008, respectively, and $7,114 and $279,146 for the nine months ended December 31, 2009 and 2008, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

(In thousands, except per share data)

The reserve balances related to the provisions are included in “Receivables, less allowance for doubtful accounts” or “Accrued liabilities” in the accompanying consolidated balance sheets. A summary of activity for each reserve or liability for the nine months ended December 31, 2009 follows:

(in thousands)	Beginning Balance	Current Provision Related to Sales Made in the Current Period	Current Provision Related to Sales Made in the Prior Periods	Actual Returns or Credits in the Current Period	Ending Balance
Nine Months Ended December 31, 2009
Accounts Receivable Reserves:
Chargebacks	$1,021	$998	$—	$(1,863)	$156
Cash Discounts and Other Allowances	1,035	3,145	—	(3,421)	759
Liabilities:
Sales Rebates	8,264	812	—	(7,098)	1,978
Sales Returns	12,009	531	—	(5,557)	6,983
Medicaid Rebates	6,312	1,079	—	(4,345)	3,046
Medicare and Medicaid Restitution	2,275	—	—	—	2,275
Product Recall Returns	40,695	—	—	(33,789)	6,906
Failure to Supply Claims	17,101	—	—	(4,801)	12,300
Chargeback Audit Adjustments	1,823	—	321	(2,144)	—
Other	2,955	228	—	(2,630)	553

Total	$93,490	$6,793	$321	$(65,648)	$34,956

The liabilities for sales rebates, sales returns, Medicaid rebates, Medicare and Medicaid restitution, product recall returns, failure to supply claims and chargeback audit adjustments are classified as accrued liabilities in the consolidated balance sheets as of December 31, 2009 and March 31, 2009. The expense associated with these accruals is classified in the consolidated statement of operations for the three and nine months ended December 31, 2009 as a reduction of gross revenue.

In connection with litigation described in greater detail in Note 18—“Commitments and Contingencies,” on June 9, 2009, the Company entered into a Distribution and Supply Agreement (the “Distribution Agreement”) with Purdue Pharma L.P., The P.F. Laboratories, Inc. and Purdue Pharmaceuticals L.P (collectively “Purdue”).

On September 1, 2009, the Company elected for the Distribution Agreement to become effective as of September 1, 2009. Pursuant to the terms of the Distribution Agreement, Purdue provided the Company with a limited quantity of certain generic versions of OxyContin, as specified in the Distribution Agreement, to be distributed by the Company during a limited period, and the Company paid Purdue a royalty fee and the cost of manufacturing the product supplied by Purdue.

During the three months ended December 31, 2009, the Company received and sold to its customers all of the generic OxyContin allotted under the Distribution Agreement and recognized net revenue in the amount of approximately $143,400 in the consolidated statement of operations. The Company recognized the revenue when it had determined that persuasive evidence of an arrangement existed, the customers’ payment ability had been reasonably assured, title and risk of ownership had been transferred to the customers, and the Company’s price to its customers was determined. Additionally, the Company recorded approximately $20,300 as cost of sales in the three months ended December 31, 2009, which included royalty fees and the cost of the generic OxyContin supplied by Purdue. Accordingly, the Company recognized gross profit of $123,100 in the three months ended December 31, 2009 as a result of the Distribution Agreement entered into with Purdue.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

(In thousands, except per share data)

9. INVESTMENT SECURITIES

The carrying amount of available-for-sale investment securities and their approximate fair values at December 31, 2009 and March 31, 2009 were as follows:

	December 31, 2009
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Non-current auction rate securities	$63,468	$2,650	$—	$66,118

	March 31, 2009
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Non-current auction rate securities	$63,752	$2,219	$—	$65,971

At December 31, 2009 and March 31, 2009, the Company had $72,300 and $72,800, respectively of principal invested in ARS. These securities all have a maturity in excess of 10 years. The Company’s investments in ARS primarily represent interests in collateralized debt obligations supported by pools of student loans, the principal of which is guaranteed by the U.S. Government. ARS backed by student loans are viewed as having low default risk and therefore very low risk of credit downgrade. The ARS held by the Company are AAA-rated securities with long-term nominal maturities for which the interest rates are reset through a Dutch auction process that occurs at pre-determined intervals of up to 35 days. The auctions historically have provided a liquid market for these securities.

With the liquidity issues experienced in global credit and capital markets, the ARS held by the Company at December 31, 2009 and March 31, 2009 experienced multiple failed auctions beginning in February 2008 as the amount of securities submitted for sale exceeded the amount of purchase orders. Given the failed auctions, the Company’s ARS are illiquid until a successful auction for them occurs. Accordingly, the $66,118 and $65,971 of ARS at December 31, 2009 and March 31, 2009, respectively, were classified as non-current assets and are included in the line item “Investment securities” in the accompanying Consolidated Balance Sheets.

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

The Company faces significant liquidity concerns as discussed in Note 3—“Going Concern and Liquidity Considerations.” As a result, the Company determined it could no longer support its previous assertion that it had the ability to hold impaired securities until their forecasted recovery. Accordingly, the Company concluded that the ARS became other-than-temporarily impaired during December 2008 and recorded a loss into earnings during the three months ended December 31, 2008. This adjustment reduced the carrying value of the ARS to $63,678 at December 31, 2008. At March 31, 2009, the estimated fair value of the Company’s ARS holdings was $65,971. The Company recorded discount accretion of $74 on the carrying value of ARS and recorded the $2,219 difference between the fair value and carrying value of the ARS at March 31, 2009 in accumulated other comprehensive income as an unrealized gain of $1,415, net of tax. The estimated fair value of the Company’s

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

(In thousands, except per share data)

ARS holdings at December 31, 2009 was $66,118. During the nine months ended December 31, 2009, the Company sold $500 in principal amount of the ARS and recorded discount accretion of $216 on the ARS. The $2,650 difference in fair value compared to the corresponding carrying value of $63,468 at December 31, 2009 was recorded in accumulated other comprehensive income as an unrealized gain of $1,678, net of tax.

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

The following table presents the Company’s fair value hierarchy as of December 31, 2009 for those financial assets measured at fair value on a recurring basis:

	Fair Value Measurements at December 31, 2009
	Total	Level 1	Level 2	Level 3
Non-current auction rate securities	$66,118	$—	$—	$66,118

The Company’s investments in ARS primarily represent interests in collateralized debt obligations supported by pools of student loans, the principal of which is guaranteed by the U.S. Government. The ARS held by the Company are AAA-rated securities with long-term nominal maturities for which the interest rates are reset through a Dutch auction process that occurs at pre-determined intervals of up to 35 days. Due to the lack of observable market quotes and an illiquid market for the Company’s ARS portfolio as of December 31, 2009, the Company utilized a valuation model that relied exclusively on Level 3 inputs, including those that are based on expected cash flow streams and collateral values.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

(In thousands, except per share data)

The contingent interest feature of the $200,000 principal amount of Contingent Convertible Subordinated Notes (see Note 14—“Long-Term Debt”) meets the criteria of and qualifies as an embedded derivative. Although this feature represents an embedded derivative financial instrument, based on its de minimis value at the time of issuance and at December 31, 2009, no value has been assigned to this embedded derivative.

The following table presents the changes in fair value for financial assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

Non-Current Auction Rate Securities (Level 3)
Balance at April 1, 2009	$65,971

Unrealized gains included in other comprehensive loss	431
Accretion of investment impairment	216
Sales of ARS Securities	(500)

Balance at December 31, 2009	$66,118

11. INVENTORIES

Inventories consisted of the following:

	December 31, 2009	March 31, 2009
Raw materials	$23,463	$20,208
Finished goods	1,061	1,978
Work-in-process	377	—

	$24,901	$22,186

Inventory is carried at the lower of cost or market. Management establishes reserves for potentially obsolete or slow-moving inventory based on an evaluation of inventory levels, forecasted demand, and market conditions.

Inventories included $2,729 and $2,304 of raw materials as of December 31, 2009 and March 31, 2009, respectively, that will be used in future research and development activities.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

(In thousands, except per share data)

12. INTANGIBLE ASSETS

Intangible assets consisted of the following:

	December 31, 2009			March 31, 2009
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Product rights acquired:
Micro-K®	$36,140	$(19,500)	$16,640	$36,140	$(18,145)	$17,995
Evamist™	44,078	(7,141)	36,937	44,078	(4,937)	39,141
Trademarks acquired:
Evamist™	12,774	(2,070)	10,704	12,774	(1,431)	11,343
License agreements:
Evamist™	82,542	(13,372)	69,170	82,542	(9,245)	73,297
Other	375	(34)	341	375	—	375
Covenants not to compete:
Evamist™	2,106	(569)	1,537	2,106	(393)	1,713
Trademarks and patents	5,373	(1,362)	4,011	5,129	(1,135)	3,994
Assembled workforce	679	(180)	499	612	(71)	541

Total intangible assets	$184,067	$(44,228)	$139,839	$183,756	$(35,357)	$148,399

The final purchase price allocation related to Evamist™ was completed during the three months ended June 30, 2008, resulting in adjustments to the gross carrying amounts for intangible assets related to Evamist™ during the quarter ended June 30, 2008.

As of December 31, 2009, the Company’s intangible assets had a weighted average useful life of approximately 16 years. Amortization expense for intangible assets was $2,980 and $3,605 for the three months ended December 31, 2009 and 2008, respectively, and $8,875 and $10,619 for the nine months ended December 31, 2009 and 2008, respectively.

Assuming no additions, disposals or adjustments are made to the carrying values and/or useful lives of the intangible assets, annual amortization expense on product rights, trademarks acquired and other intangible assets is estimated to be approximately $2,900 for the remainder of fiscal year 2010 and approximately $12,000 in each of the four succeeding fiscal years.

Management tests the carrying value of intangible assets for impairment at least annually and also assesses and evaluates on a quarterly basis if any events have occurred which indicate the possibility of impairment. During the assessment as of December 31, 2009, management did not identify any events that were indicative of impairment. However, any significant changes in actual future results from the assessment used to perform the quarterly evaluation, such as lower sales, increases in production costs, technological changes or decisions not to produce or sell products, could result in impairment at a future date (see Note 2—“Basis of Presentation”).

13. ACCRUED SEVERANCE

Accrued severance consists primarily of severance benefits owed to employees whose employment was terminated in connection with the ongoing realignment of the Company’s cost structure. Severance expense recognized in the nine months ended December 31, 2009 was recorded in part to restructuring charges and in part to cost of sales in the consolidated statement of operations. The activity in accrued severance for the nine months ended December 31, 2009 is summarized as follows:

Balance at March 31, 2009	$10,002
Provision for severance benefits	1,950
Amounts charged to accrual	(11,156)

Balance at December 31, 2009	$796

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

(In thousands, except per share data)

14. LONG-TERM DEBT

Long-term debt consisted of the following:

	December 31, 2009	March 31, 2009
Convertible notes	$200,000	$200,000
Building mortgages	35,843	37,432
Software financing arrangement	724	1,117

	236,567	238,549
Less current portion	(36,259)	(37,824)

	$200,308	$200,725

In May 2003, the Company issued $200,000 principal amount of 2.5% Contingent Convertible Subordinated Notes (the “Notes”) that are convertible, under certain circumstances, into shares of Class A Common Stock at an initial conversion price of $23.01 per share. The Notes, which mature on May 16, 2033, bear interest that is payable on May 16 and November 16 of each year at a rate of 2.50% per annum. The Company also is obligated to pay contingent interest at a rate equal to 0.5% per annum during any six-month period from May 16 to November 15 and from November 16 to May 15, with the initial six-month period commencing May 16, 2006, if the average trading price of the Notes per $1,000 principal amount for the five trading day period ending on the third trading day immediately preceding the first day of the applicable six-month period equals $1,200 or more. In November 2007, the average trading price of the Notes reached the threshold for the five-day trading period that resulted in the payment of contingent interest and for the period from November 16, 2007 to May 15, 2008 the Notes paid interest at a rate of 3.00% per annum. In May 2008, the average trading price of the Notes fell below the contingent interest threshold for the five-day trading period and beginning May 16, 2008 the Notes began to pay interest at a rate of 2.50% per annum, which is the current rate as of December 31, 2009.

The Company may redeem some or all of the Notes at any time on or after May 21, 2006, at a redemption price, payable in cash, of 100% of the principal amount of the Notes, plus accrued and unpaid interest, including contingent interest, if any. Holders may require the Company to repurchase all or a portion of their Notes on May 16, 2013, 2018, 2023 and 2028 or upon a change in control, as defined in the indenture governing the Notes, at a purchase price, payable in cash, of 100% of the principal amount of the Notes, plus accrued and unpaid interest, including contingent interest, if any. Holders had the right to require the Company to repurchase all or a portion of their Notes on May 16, 2008 and, accordingly, the Company classified the Notes as a current liability as of March 31, 2008. Since no holders required the Company to repurchase all or a portion of their Notes on this date and because the next occasion holders may require the Company to repurchase all or a portion of their Notes is May 16, 2013, the Notes were classified as a long-term liability as of December 31, 2009. The Notes are subordinate to all of the Company’s existing and future senior obligations.

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

In March 2006, the Company entered into a $43,000 mortgage loan arrangement with one of its primary lenders, in part, to refinance $9,859 of existing mortgages. The $32,764 of net proceeds the Company received from the mortgage loan was used for working capital and general corporate purposes. This mortgage loan, which is secured by three of the Company’s buildings, bears interest at a rate of 5.91% and matures on April 1, 2021. The Company is current in all its financial payment obligations under the mortgage loan arrangement. However, the Company believes that at December 31, 2009 it was not in compliance with one or more of the requirements of the mortgage loan documentation. Accordingly, the $35,843 that remained outstanding under the mortgage arrangement as of December 31, 2009 was classified as a current liability as of December 31, 2009.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

(In thousands, except per share data)

The aggregate maturities of long-term debt as of December 31, 2009 were as follows:

Due in one year	$36,259
Due in two years	308
Due in three years	—
Due in four years	200,000

$236,567

15. TAXABLE INDUSTRIAL REVENUE BONDS

In December 2005, the Company entered into a financing arrangement with St. Louis County, Missouri related to expansion of its operations in St. Louis County. Up to $135,500 of industrial revenue bonds may be issued to the Company by St. Louis County relative to capital improvements made through December 31, 2009. This agreement provides that 50% of the real and personal property taxes on up to $135,500 of capital improvements will be abated for a period of 10 years subsequent to the property being placed in service. Industrial revenue bonds totaling $129,907 were outstanding at December 31, 2009. The industrial revenue bonds are issued by St. Louis County to the Company upon its payment of qualifying costs of capital improvements, which are then leased by the Company for a period ending December 1, 2019, unless earlier terminated. The Company has the option at any time to discontinue the arrangement and regain full title to the abated property. The industrial revenue bonds bear interest at 4.25% per annum and are payable as to principal and interest concurrently with payments due under the terms of the lease. The Company has classified the leased assets as property and equipment and has established a capital lease obligation equal to the outstanding principal balance of the industrial revenue bonds. Lease payments may be made by tendering an equivalent portion of the industrial revenue bonds. As the capital lease payments to St. Louis County may be satisfied by tendering industrial revenue bonds (which is the Company’s intention), the capital lease obligation, industrial revenue bonds and related interest expense and interest income, respectively, have been offset for presentation purposes in the Consolidated Financial Statements.

16. COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) includes all changes in equity during a period except those that resulted from investments by or distributions to the Company’s shareholders. Other comprehensive income (loss) refers to revenues, expenses, gains and losses that, under GAAP, are included in comprehensive income (loss), but excluded from net income (loss) as these amounts are recorded directly as an adjustment to shareholders’ equity. For the Company, comprehensive income (loss) is comprised of net income (loss), the net changes in unrealized gains and losses on available for sale marketable securities, net of applicable income taxes, and changes in the cumulative foreign currency translation adjustment. Total comprehensive income (loss) was $108,998 and $(91,407) for the three months ended December 31, 2009 and 2008, respectively, and $148 and $(131,763) for the nine months ended December 31, 2009 and 2008, respectively.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

(In thousands, except per share data)

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

The following tables represent information for the Company’s reportable operating segments for the three and nine months ended December 31, 2009 and 2008.

	Three Months Ended December 31,	Branded Products	Specialty Generics	All Other	Eliminations	Consolidated
Net Revenues
	2009	$3,065	$144,415	$—	$—	$147,480
	2008	13,577	13,862	177	—	27,616

Segment profit (loss)
	2009	(4,794)	136,259	(48,287)	—	83,178
	2008	(20,022)	(17,724)	(118,173)	—	(155,919)

Identifiable assets
	2009	2,335	10,913	557,891	(1,758)	569,381
	2008	32,529	89,198	768,604	(1,758)	888,573

Property and equipment additions
	2009	—	—	256	—	256
	2008	—	—	7,050	—	7,050

Depreciation and amortization
	2009	132	17	7,670	—	7,819
	2008	155	71	8,829	—	9,055

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

(In thousands, except per share data)

	Nine Months Ended December 31,	Branded Products	Specialty Generics	All Other	Eliminations	Consolidated
Net Revenues
	2009	$11,287	$145,733	$7	$—	$157,027
	2008	102,292	187,151	374	—	289,817

Segment profit (loss)
	2009	(11,387)	133,741	(151,172)	—	(28,818)
	2008	(1,784)	48,918	(252,476)	—	(205,342)

Property and equipment additions
	2009	—	—	3,583	—	3,583
	2008	—	—	19,398	—	19,398

Depreciation and amortization
	2009	396	52	23,247	—	23,695
	2008	458	221	26,092	—	26,771

Consolidated revenues are principally derived from customers in North America and substantially all property and equipment is located in the St. Louis, Missouri metropolitan area.

The tables below reflect the operating results of PDI for the three and nine months ended December 31, 2009 and 2008 and its net assets as of December 31, 2009 and 2008.

	Three Months Ended December 31,		Nine Months Ended December 31,
	2009	2008	2009	2008
Net revenues	$4,402	$5,159	$11,649	$15,974
Cost of sales	3,551	3,464	9,074	9,111

Gross profit	851	1,695	2,575	6,863

Operating expenses:
Research and development	2	68	7	93
Selling and administrative	(1,128)	135	(4,712)	692

Total operating expenses	(1,126)	203	(4,705)	785

Operating income	1,977	1,492	7,280	6,078
Provision for income taxes	725	548	2,671	2,230

Net income	$1,252	$944	$4,609	$3,848

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

(In thousands, except per share data)

	December 31, 2009	December 31, 2008
Cash and cash equivalents	$—	$212
Receivables, net	3,400	3,334
Inventories, net	3,497	4,540

Total current assets held for sale	6,897	8,086
Property and equipment, less accumulated depreciation	7,623	1,034
Intangible assets and goodwill, net	557	—

Total assets held for sale	$15,077	$9,120

Accounts payable	823	114

Total liabilities associated with assets held for sale	$823	$114

Additionally, PDI had $1,578 and $7,250 of net property and equipment additions for the three and nine months ended December 31, 2009, respectively, and $63 and $193 of net property and equipment additions for the three and nine months ended December 31, 2008, respectively. Depreciation and amortization for PDI totaled $913 and $1,002 for the three and nine months ended December 31, 2009, respectively and $52 and $150 for the three and nine months ended December 31, 2008, respectively.

On June 1, 2009, a leased facility used by PDI was damaged by an accidental fire. The incident did not affect any of the Company’s finished product manufacturing, packaging or distribution facilities. The Company received insurance proceeds of $5,600 during the nine months ended December 31, 2009, which were used to repair and restore the damaged facilities. The insurance proceeds have been reflected as a gain in the periods in which payment was received, while expenditures have been reflected as operating expenses or capitalized property and equipment in the period incurred.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

(In thousands, except per share data)

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

After the carry back of the net operating losses to these additional periods, the Company has federal loss carry forwards of approximately $10,000 and state loss carry forwards of approximately $139,000 related to the net operating loss incurred during the fiscal year ended March 31, 2009. The Company also has tax credit carry forwards for alternative minimum tax, research credit, and foreign tax credit of approximately $11,450 as a result of the additional carry back period. The loss carry forwards begin to expire in the year 2029, while the alternative minimum tax credits have no expiration date. The research credit and foreign tax credit begin to expire in the year 2029 and 2019, respectively.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers all significant available positive and negative evidence, including the existence of losses in recent years, the timing of deferred tax liability reversals, projected future taxable income, taxable income in carry back years, and tax planning strategies to assess the need for a valuation allowance. Based upon the level of current taxable loss, projections for future taxable income over the periods in which the temporary differences are deductible, the taxable income in available carry back years and tax planning strategies, management concluded that it was more likely than not that the Company will not realize the benefits of these deductible differences. The operating loss for the fiscal year ended March 31, 2009 exceeded the cumulative

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

(In thousands, except per share data)

income from the two preceding fiscal years. The available carry back of this operating loss was not fully absorbed, which resulted in an operating loss carry forward. The Company established valuation allowances of $82,449 that were charged to income tax expense in the fiscal year ended March 31, 2009. A portion of such valuation allowances was released during the three months ended December 31, 2009 due to the additional carry back period.

The operating income reported for the three months ended December 31, 2009 and the utilization of the additional carry back period has allowed the Company to reduce its valuation allowance by $57,352 during the quarter. The Company still has a valuation allowance of $66,036 related to its deferred tax assets as of December 31, 2009.

The consolidated balance sheets reflect liabilities for unrecognized tax benefits of $7,137 and $5,194 as of December 31, 2009 and March 31, 2009, respectively. Accrued interest and penalties included in the consolidated balance sheets were $772 and $1,250 as of December 31, 2009 and March 31, 2009, respectively. The increase in unrecognized tax benefits during the quarter resulted from management’s evaluation of the tax positions taken on filed tax returns and the impact of the expanded operating loss carryback period on the relevant statute of limitations.

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

The Company received approximately $23,672 subsequent to December 31, 2009 of tax refunds from the federal and state tax authorities as a result of amended returns and operating loss carry backs.

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

Except for the historical information contained herein, the following discussion contains forward-looking statements that are subject to known and unknown risks, uncertainties, and other factors that may cause our actual results to differ materially from those expressed or implied by those forward-looking statements. These risks, uncertainties and other factors are discussed under Part I, Item 1A—“Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended March 31, 2009, Part II, Item 1A—“Risk Factors” in the Quarterly Report on Form 10-Q for the quarter ended June 30, 2009, Part II, Item 1A—“Risk Factors” in the Quarterly Report on Form 10-Q for the quarter ended September 30, 2009 and above under the caption “Cautionary Note Regarding Forward-Looking Statements.” In addition, the following discussion and analysis of financial condition and results of operations, should be read in conjunction with the consolidated financial statements, the related notes to consolidated financial statements and Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2009, and the unaudited interim consolidated financial statements and related notes to unaudited interim consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q. Information provided herein for periods after December 31, 2009 is preliminary. As such, this information is not final or complete, and remains subject to change, possibly materially.

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

As a result of the decision by the Company to sell PDI, the Company has identified the assets and liabilities of PDI as held for sale in the Company’s consolidated balance sheet at March 31, 2009 and December 31, 2009 and has segregated PDI’s operating results and presented them separately as a discontinued operation for all periods presented. (See Note 20—“Subsequent Events” of the Notes to the Consolidated Financial Statements in this Quarterly Report on Form 10-Q for more information regarding the sale of PDI.)

As set forth below and as more fully described in our Annual Report on Form 10-K for the fiscal year ended March 31, 2009, certain events which occurred during fiscal year 2009 had a material adverse effect on our financial results for fiscal year 2009 and for the three- and nine-month periods ended December 31, 2009, as shown in the comparison of our fiscal year 2010 results to our fiscal year 2009 results for the interim periods discussed in this Quarterly Report on Form 10-Q.

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

Workforce Reduction

On February 5, 2009, we commenced a substantial reduction of our workforce as part of an ongoing realignment of our cost structure that was necessitated by our product recalls and the requirements under the consent decree. We have also realigned and restructured the Ther-Rx sales force and, in connection with this realignment and restructuring, have significantly reduced the number of sales employees. In July 2009, we also realigned and restructured the production workforce and reduced the number of production employees by approximately 300. Most of these employees had been laid off in February 2009 and later were terminated once we were satisfied that our staffing levels were adequate to meet our needs. In March 2010, we further reduced our workforce by approximately 290 employees. As a result of this realignment and restructuring, we have reduced our employee headcount from approximately 1,700 at December 31, 2008 to approximately 390 as of March 31, 2010. Despite the realignment and restructuring, we believe we have retained an adequate level of personnel to support our initial re-entry into the market. The total number of employees we had during the nine months ended December 31, 2009 averaged 649, as compared to 1,647 during the nine months ended December 31, 2008.

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

Results of Operations

Net revenues for the three and nine months ended December 31, 2009, respectively, increased $119.9 million, or 434.0%, and decreased $132.8 million, or 45.8%, compared to the three and nine months ended December 31, 2008, respectively. The increase in net revenues for the three months ended December 31, 2009 was due to revenue generated from the sale of certain products not manufactured by us under the Distribution Agreement with Purdue (see Note 8—“Revenue Recognition” and Note 18—“Commitments and Contingencies” of the Notes to the Consolidated Financial Statements in this Quarterly Report on Form 10-Q), partially offset by decreases in product sales due to the impact of the nationwide recalls we initiated in the fourth quarter of fiscal year 2009 and the shipment suspensions we initiated of all approved tablet-form products in December 2008 and all other drug products in January 2009. The decrease in net revenues for the nine months ended December 31, 2009 resulted primarily from the impact of the nationwide recalls and the shipment suspensions we initiated in fiscal year 2009, as discussed above, partially offset by the net revenue generated pursuant to the Distribution Agreement with Purdue. The overall increase in gross profit of $175.8 million for the three months ended December 31, 2009 resulted primarily from the change in net revenues, coupled with the decrease in cost of sales of $55.9 million due to a reduction in personnel costs and production activity. The decrease in gross profit of $12.1 million for the nine months ended December 31, 2009 resulted primarily from the changes in net revenues, partially offset by the decrease in cost of sales of $120.7 million due to a reduction in personnel costs and production activity.

Operating expenses decreased $53.9 million or 67.3%, and $178.4 million, or 60.5%, for the three and nine months ended December 31, 2009, respectively. The decrease in operating expenses for the three months ended December 31, 2009 was primarily due to the decrease in research and development and selling and administrative expenses, coupled with the gain on sale of our first-to-file Paragraph IV ANDA with the FDA for a generic equivalent version of GlaxoSmithKline’s Duac® gel to Perrigo Company of $14.0 million, while the decrease in operating expenses for the nine months ended December 31, 2009 was due primarily to decreases in litigation and governmental inquiry costs related to actual and probable legal settlements and government fines, personnel costs, branded marketing and promotion expense, research and development expense, purchased in-process research and development and amortization of intangibles, coupled with the gain on sale of $14.0 million as described above. The decrease in operating expenses, coupled with the increase in gross profit of $175.8 million for the three months ended December 31, 2009, resulted in a $229.7 million decrease in operating loss, as compared to the three months ended December 31, 2008, which resulted in operating income for the three months ended December 31, 2009. The decrease in operating expenses, partially offset by the decrease in gross profit of $12.1 million for the nine months ended December 31, 2009, resulted in a $166.2 million decrease in operating loss, as compared to the nine months ended December 31, 2009. Our results of operations for the three months ended December 31, 2009 also included the impact of a $57.4 million valuation allowance release that was credited to income tax expense for the income reported during the quarter and the additional carry back period. Because of these factors, we incurred net income of $108.6 million in the three months ended December 31, 2009, which, when compared to the three months ended December 31, 2008, represents a $203.7 million decrease in net loss, resulting in net income. We incurred a net loss of $0.4 million in the nine months ended December 31, 2009 which, when compared to the nine months ended December 31, 2008, represents a $132.7 million decrease in net loss.

Net Revenues by Segment

	Three Months Ended December 31,		Change %	Nine Months Ended December 31,		Change %
($ in thousands):	2009	2008		2009	2008
Branded products	$3,065	$13,577	(77.4)%	$11,287	$102,292	(89.0)%
as % of net revenues	2.1%	49.2%		7.2%	35.3%
Specialty generics/non-branded	144,415 (1)	13,862	941.8%	145,733	187,151	(22.1)%
as % of net revenues	97.9%	50.2%		92.8%	64.6%
Other	—	177	(100.0)%	7	374	(98.1)%

Total net revenues	$147,480	$27,616	434.0%	$157,027	$289,817	(45.8)%

(1)	Includes $143.4 million of net revenue resulting from the sale of all of the generic OxyContin allotted pursuant to the Distribution Agreement entered into with Purdue.

The decreases in branded product sales of $10.5 million and $91.0 million for the three and nine month periods ended December 31, 2009, respectively, from the three and nine month periods ended December 31, 2008, respectively, were due to ceasing all of our manufacturing operations, as described above, during the fourth quarter of fiscal year 2009. As a result, branded product net revenues were derived primarily from Evamist™, which is manufactured by a third party. Net revenues from Evamist™ during the three and nine months ended December 31, 2009, respectively, were approximately $3.0 million and $7.4 million, while Evamist™ net revenues were nominal during the three and nine months ended December 31, 2008. During the three months ended December 31, 2008, net revenues of our anti-infective, hematinic and advanced prescription nutritional products were $11.0 million, $6.0 million and $11.9 million, respectively. During the nine months ended December 31, 2008, net revenues of these products were $35.1 million, $26.4 million and $51.9 million, respectively.

The decrease in branded product net revenues for the nine months ended December 31, 2009 was partially offset by $3.5 million received in the three months ended June 30, 2009 as license revenue related to the transfer of certain existing product registrations, manufacturing technology and intellectual property rights.

The increase in specialty generic/non-branded net revenues of $130.6 million for the three months ended December 31, 2009 was primarily due to net revenues generated from the sale of all of the limited amount of generic OxyContin during the limited period of time as allotted under the Distribution Agreement with Purdue (see Note 8—“Revenue Recognition” and Note 18—“Commitments and Contingencies” of the Notes to the Consolidated Financial Statements in this Quarterly Report on Form 10-Q). We recognized approximately $143.4 million of net revenues pursuant to the Distribution Agreement. Excluding sales of products purchased from Purdue, net revenues decreased $12.8 million for the three months ended December 31, 2009, as compared to the three months ended December 31, 2008.

Net revenues for the specialty generic/non-branded segment decreased $41.4 million for the nine months ended December 31, 2009, as compared to the nine months ended December 31, 2008. Excluding sales of products purchased from Purdue, net revenues decreased $184.8 million.

The decreases in specialty generic/non-branded net revenues of $12.8 million and $184.8 million, respectively, for the three and nine month periods ended December 31, 2009, were due to ceasing all of our manufacturing operations, as described above, during the fourth quarter of fiscal year 2009. As a result, sales of generic products were derived primarily from Keterolac and Naproxen, which are manufactured by a third party, and from royalty revenue generated from product sales of morphine sulfate 15-mg, 30-mg and 60-mg extended-release tablets, which are marketed and manufactured by a third party. Net revenues from Keterolac and Naproxen during the three months ended December 31, 2009 were approximately $0.5 million, compared to $0.6 million during the three months ended December 31, 2008. During the nine months ended December 31, 2009, net revenues from

Keterolac and Naproxen were approximately $1.4 million, compared to $2.4 million during the nine months ended December 31, 2008. Royalty revenue generated from product sales of morphine sulfate extended-release tablets during the three and nine months ended December 31, 2009 was approximately $0.4 million and $1.0 million, respectively.

Gross Profit (Loss) by Segment

	Three Months Ended December 31,		Change %	Nine Months Ended December 31,		Change %
($ in thousands):	2009	2008		2009	2008
Branded products	$2,593	$9,607	(73.0)%	$9,757	$88,553	(89.0)%
as % of net revenues	84.6%	70.8%		86.4%	86.6%
Specialty generics/non-branded	123,001 (1)	(17,763)	(792.5)%	123,133	81,269	51.5%
as % of net revenues	85.2%	(128.1)%		84.5%	43.4%
Other	(15,166)	(57,188)	(73.5)%	(41,713)	(66,515)	(37.3)%

Total gross profit (loss)	$110,428	$(65,344)	(269.0)%	$91,177	$103,307	(11.7)%
as % of total net revenues	74.9%	(236.6)%		58.1%	35.6%

(1)	Includes $123.1 million of gross profit resulting from the net revenue generated from the sale of all of the generic OxyContin allotted, partially offset by the royalty fee and the cost of the supplied product paid to Purdue, as pursuant to the Distribution Agreement entered into with Purdue.

The decreases in gross profit in our branded segment for the three and nine months ended December 31, 2009 as compared to the same periods in the prior fiscal year, were primarily due to ceasing all of our manufacturing operations, as described above, during the fourth quarter of fiscal year 2009, which limited our net revenues to sales of products manufactured by third parties and revenue generated from license agreements. Additionally, because we ceased all manufacturing activities, all costs associated with our manufacturing operations were immediately expensed as incurred.

The increases in gross profit in our specialty generics/non-branded segment for the three and nine months ended December 31, 2009, as compared to the same periods in the prior fiscal year, were primarily due to the net revenues of $143.4 generated from the sale of all of the limited quantity of generic OxyContin pursuant to the Distribution Agreement with Purdue, partially offset by $20.3 million recognized as cost of sales for royalty fees owed to Purdue and the cost of product paid to Purdue pursuant to the Distribution Agreement (see Note 8—“Revenue Recognition” and Note 18—“Commitments and Contingencies” of the Notes to the Consolidated Financial Statements in this Quarterly Report on Form 10-Q). The gross profit resulting from the Distribution Agreement was $123.1 million.

The increases in gross profit for the three and nine months ended December 31, 2009 were partially offset by the impact of ceasing all of our manufacturing operations, as described above, during the fourth quarter of fiscal year 2009. Additionally, because we ceased all manufacturing activities, all costs associated with our manufacturing operations were immediately expensed as incurred.

The “Other” category for gross profit (loss) reflected above includes the impact of contract manufacturing revenues, pricing and production variances, and changes to inventory reserves associated with production. Any inventory reserve changes associated with finished goods are reflected in the applicable segment. The fluctuation in the “Other” category was primarily the result of the lack of production activity in the three and nine months ended December 31, 2009. In the three and nine months ended December 31, 2008, we were capitalizing the majority of labor and overhead expense into inventory. Since we were not producing products during the three and nine months ended December 31, 2009, labor and overhead expenses were recognized directly into cost of sales rather than capitalized into inventory.

Research and Development

	Three Months Ended December 31,		Change %	Nine Months Ended December 31,		Change %
($ in thousands):	2009	2008		2009	2008
Research and development	$7,273	$21,375	(66.0)%	$24,727	$55,251	(55.2)%
as % of net revenues	4.9%	77.4%		15.7%	19.1%

Research and development expenses consist mainly of personnel-related costs and costs related to bioequivalency studies for proposed generic products, laboratory and preclinical tests for proposed branded products, clinical studies to determine the safety and efficacy of proposed branded products, and material used in research and development activities. The decreases in research and development expense of $14.1 million and $30.5 million for the three and nine months ended December 31, 2009, respectively, as compared to the corresponding periods in the prior fiscal year, were primarily due to lower personnel costs associated with the reduction in force discussed above that occurred in the fourth quarter of fiscal year 2009 and lower costs associated with the testing of drugs under development due to a reduction in bioequivalency studies and clinical trials during the three and nine months ended December 31, 2009, as compared to the same periods during the prior fiscal year.

Selling and Administrative

	Three Months Ended December 31,		Change %	Nine Months Ended December 31,		Change %
($ in thousands):	2009	2008		2009	2008
Selling and administrative	$30,235	$54,305	(44.3)%	$91,947	$176,620	(47.9)%
as % of net revenues	20.5%	196.6%		58.6%	60.9%

The decreases in selling and administrative expenses of $24.1 million and $84.7 million for the three and nine months ended December 31, 2009 respectively, as compared to the corresponding periods in the prior fiscal year were primarily due to:

•

$10.3 million and $39.8 million decreases in marketing and promotion expenses for the three and nine months ended December 31, 2009, respectively, related to suspending shipment of all approved tablet-form products in December 2008 and all other drug products in January 2009;

•

$5.1 million and $33.3 million decreases in personnel costs for the three and nine months ended December 31, 2009, respectively, due to decreases in management, sales and other personnel related to the significant reduction in our workforce which occurred in the fourth quarter of fiscal year 2009;

•

$5.7 million decrease in professional fees for the three months ended December 31, 2009, primarily as a result of the decrease in fees related to the internal investigation conducted by the Audit Committee, which was completed in June 2009;

•

$3.2 million decrease in expenses for administrative costs for the nine months ended December 31, 2009, in connection with the voluntary recall of multiple lots of 23 generic/non-branded products that was announced in November 2008;

•

$0.7 million and $3.0 million decreases in product development costs for the three and nine months ended December 31, 2009, respectively, as a result of our discontinuation of manufacturing and distribution and the ongoing realignment of our cost structure;

•

$1.7 million and $4.9 million decreases in facility expenses for the three and nine months ended December 31, 2009, respectively, due to the ongoing realignment of our cost structure that was necessitated by our product recalls and the requirements under the consent decree; and

•

$1.3 million increase in expenses for consulting, legal and other professional services for the nine months ended December 31, 2009, associated with engaging external resources to assist with current good manufacturing practice (cGMP) compliance efforts and legal inquiries and investigations.

We entered into a settlement agreement with Breckenridge Pharmaceutical, Inc. on June 22, 2009 regarding an existing litigation (see Note 18—“Commitments and Contingencies” of the Notes to the Consolidated Financial Statements in this Quarterly Report on Form 10-Q). Under the terms of the settlement agreement, Breckenridge agreed to pay us a total of $1.0 million, payable in nine monthly payments beginning July 1, 2009, with the final payment due on March 1, 2010. We recorded the settlement as a reduction to selling and administrative expense for the three months ended June 30, 2009. For the nine months ended December 31, 2009, selling and administrative expenses were offset by the $1.0 million gain.

Amortization of Intangible Assets

	Three Months Ended December 31,		Change %	Nine Months Ended December 31,		Change %
($ in thousands):	2009	2008		2009	2008
Amortization of intangible assets	$2,980	$3,605	(17.3)%	$8,875	$10,619	(16.4)%
as % of net revenues	2.0%	13.1%		5.7%	3.7%

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

Due to the write-off of the intangible assets described above, amortization expense decreased by $0.6 million and $1.7 million, respectively, for the three and nine months ended December 31, 2009 as compared to the corresponding periods in the prior fiscal year.

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

Purchased In-Process Research and Development

	Three Months Ended December 31,		Change %		Nine Months Ended December 31,		Change %
($ in thousands):	2009	2008			2009	2008
Purchased in-process research and development	$—	$—	NA	%	$—	$2,000	(100.0)%
as % of net revenues	0.0%	0.0%			0.0%	0.7%

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

Litigation and Governmental Inquiries

	Three Months Ended December 31,		Change %	Nine Months Ended December 31,		Change %
($ in thousands):	2009	2008		2009	2008
Litigation and governmental inquiries	$150	$23	552.2%	$5,003	$49,732	(89.9)%
as % of net revenues	0.1%	0.1%		3.2%	17.2%

The decrease in litigation and governmental inquiries expense of $44.7 million for the nine months ended December 31, 2009, respectively, as compared to the corresponding period in the prior fiscal year, was primarily due to significant costs recognized in the nine months ended December 31, 2008 associated with:

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

During the nine months ended December 31, 2009, we recorded $6.9 million as litigation and governmental inquiries expense for various matters, which was partially offset by an adjustment of $1.9 million to reduce our expected direct liability (as discussed above) for product liability actions related to the voluntary product recalls initiated by us in calendar year 2008 and early 2009 and alleged damages as a result of the ingestion of purportedly oversized tablets allegedly manufactured and distributed by us.

Restructuring

	Three Months Ended December 31,		Change %	Nine Months Ended December 31,		Change %
($ in thousands):	2009	2008		2009	2008
Restructuring	$—	$725	(100.0)%	$533	$725	(26.5)%
as % of net revenues	0.0%	2.6%		0.3%	0.3%

During the first quarter of fiscal year 2010, we further reduced our workforce as part of an ongoing realignment of our cost structure. We recorded expense of $0.5 million in the nine months ended December 31, 2009 for severance benefits related to these terminations.

Gain on Sale

	Three Months Ended December 31,		Change %		Nine Months Ended December 31,		Change %
($ in thousands):	2009	2008			2009	2008
Gain on Sale	$14,500	$—	NA	%	$14,500	$—	NA	%
as % of net revenues	9.8%	0.0%			9.2%	0.0%

During the three months ended December 31, 2009, we completed the sale of our Paragraph IV ANDA with the FDA for a generic equivalent version of GlaxoSmithKline’s Duac® gel to Perrigo Company. We were the first to file the Paragraph IV ANDA for this product with the FDA. Under the terms of the transaction, we received $14.0 million from Perrigo Company at closing and will receive an additional $2.0 million as a milestone payment upon the completion of a successful technical transfer.

During the three months ended December 31, 2009, we recognized a $0.5 million gain from the sale of certain intellectual property and other assets associated with our ANDA for the generic version of Lotensin® 5-mg, 10-mg, 20-mg, and 40-mg Tablets to Huahai US, Inc.

Interest Expense

	Three Months Ended December 31,		Change %	Nine Months Ended December 31,		Change %
($ in thousands):	2009	2008		2009	2008
Interest expense	$2,053	$2,201	(6.7)%	$6,211	$6,836	(9.1)%

The decreases in interest expense for the three and nine months ended December 31, 2009, as compared to the corresponding periods in the prior fiscal year, resulted primarily from the decline in interest expense of $0.3 million and $0.8 million, respectively, incurred on the $30.0 million line of credit that was outstanding during the nine months ended December 31, 2008. The line of credit was fully repaid in February 2009. The decrease in interest expense for the nine months ended December 31, 2009 was also attributable to the deferred financing costs related to the issuance of the convertible notes becoming fully amortized during the first quarter of fiscal year 2009. Deferred financing costs of $0.2 million were recorded in the consolidated statement of operations during the nine months ended December 31, 2008.

The decrease in interest expense for the nine months ended December 31, 2009, as compared to the corresponding period in the prior fiscal year, is partially offset by interest accretion expense of $0.4 million recorded during the nine months ended December 31, 2009, as compared to accretion expense of $0.1 million recorded during the nine months ended December 31, 2008, related to the fines and penalties pursuant to the plea agreement with the U.S. Department of Justice (see Note 18—“Commitments and Contingencies” and Note 20—“Subsequent

Events” of the Notes to the Consolidated Financial Statements in this Quarterly Report on Form 10-Q), which was recorded at present value as of September 30, 2008. The interest accretion represents the difference between the present value of the fines and penalties of $25.9 million and the undiscounted amount of $27.6 million, which will be recognized ratably over the period during which installment payments will be made pursuant to the plea agreement (March 2010 until July 2012).

Interest and Other Income (Expense)

	Three Months Ended December 31,		Change %	Nine Months Ended December 31,		Change %
($ in thousands):	2009	2008		2009	2008
Interest and other income (expense)	$941	$(8,341)	(111.3)%	$2,801	$(6,866)	(140.8)%

The changes in interest and other income (expense) for the three and nine months ended December 31, 2009, as compared to the corresponding periods in the prior fiscal year consisted of the following:

•

Decreases in expense of $10.5 million related to other-than-temporary impairment recognized into earnings during the three months ended December 31, 2008 on our ARS, offset in part by a $1.3 million gain recognized during the same three-month period for a settlement agreement with one of our brokers for a $10.0 million ARS;

•

Increases in income of $0.8 million and $3.0 million, respectively, for the three and nine months ended December 31, 2009, due to the recognition of foreign currency transaction gains on an investment denominated in the Indian Rupee as compared to transactions losses on the investment recognized in the three and nine months ended December 31, 2008; and

•

Declines in interest income of $0.6 million and $2.5 million, respectively, for the three and nine months ended December 31, 2009, due to the impact of lower short-term market interest rates, which reduced our weighted average interest rate on interest-earning assets for the three and nine months ended December 31, 2009, as compared to the same periods during the prior fiscal year.

Income Tax Benefit

	Three Months Ended December 31,		Change %	Nine Months Ended December 31,		Change %
($ in thousands):	2009	2008		2009	2008
Income tax benefit	$(24,157)	$(59,892)	(59.7)%	$(23,807)	$(68,401)	(65.2)%
Effective tax rate	(29.0)%	38.4%		82.6%	33.3%

The income tax benefits recorded during the three and nine months ended December 31, 2008 were the result of pretax losses for both periods.

The benefit for income taxes for the three and nine months ended December 31, 2009 was primarily due to the additional carry back period allowed as a result of a change in law, offset by the timing of certain deferred tax liabilities which are not scheduled to reverse within the applicable carry forward periods for the deferred tax assets.

Income from Discontinued Operations

	Three Months Ended December 31,		Change %	Nine Months Ended December 31,		Change %
($ in thousands):	2009	2008		2009	2008
Income from discontinued operations	$1,252	$944	32.6%	$4,609	$3,848	19.8%

During the fourth quarter of fiscal year 2009, our Board authorized management to sell PDI, our specialty materials segment. (See Note 20—“Subsequent Events” of the Notes to the Consolidated Financial Statements in this Quarterly Report on Form 10-Q for more information regarding the sale of PDI.) Therefore, we have segregated PDI’s operating results and presented them separately as a discontinued operation for all periods presented. (See Note 17—“Segment Reporting” of the Notes to the Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.) The increases in income from discontinued operations for the three and nine months ended December 31, 2009, respectively, as compared to the three and nine months ended December 31, 2008, respectively, were primarily due to the decreases in PDI’s total operating expenses, partially offset by the decreases in gross profit.

Liquidity, Capital Resources and Going Concern

Cash and cash equivalents and working capital were $96.6 million and $17.3 million, respectively, at December 31, 2009, as compared to $75.7 million and $5.2 million, respectively, at March 31, 2009. Working capital is defined as total current assets as reduced by total current liabilities. Working capital increased primarily due to a decrease in accrued liabilities of $71.5 million and an increase in cash of $20.9 million, partially offset by decreases in income taxes receivable of $56.7 million and accounts receivable (net) of $18.4 million. The decrease in income taxes receivable is primarily due to the receipt of tax refunds associated with carrying back net operating losses to previous years while the decrease in accounts receivable resulted primarily from applying credits owed to our customers for returns and failure to supply costs associated with the product recalls in fiscal year 2009 against outstanding amounts our customers owed to us. The decrease in accrued liabilities is primarily due to payments and credits associated with return and failure to supply costs described above that we provided to customers that did not have outstanding amounts owed to us. The decrease in accrued liabilities is also attributable to payments associated with product recall processing fees, litigation settlements and legal and consulting fees associated with the FDA consent decree and governmental inquiries.

For the nine months ended December 31, 2009, our net cash provided by operating activities of $27.7 million resulted primarily from the receipt of tax refunds and the decrease in receivables, net, partially offset by the decrease in accounts payable and accrued liabilities, which was primarily driven by recall-related costs (including product costs, product returns, failure to supply claims and third party processing fees) processed in the current period and the decline in sales-related reserves that are classified as accrued liabilities. The declines in sales related reserves are a result of the cessation of all of our manufacturing operations which occurred in the fourth quarter of fiscal year 2009. For the nine months ended December 31, 2008, our net cash flow from operations of $56.2 million primarily consisted of increases in deferred revenue, accrued liabilities and other long-term liabilities and decreases in receivables and inventories, partially offset by a decrease in income taxes payable and a net loss of $133.1 million, adjusted for non-cash items.

Net cash flow used in investing activities included capital expenditures of $10.8 million (the majority of which related to PDI capital expenditures during the three months ended September 30, 2009, in connection with an accidental fire that damaged a leased facility used by PDI; see Note 17—“Segment Reporting” of the Notes to the Consolidated Financial Statements in this Quarterly Report on Form 10-Q) for the nine months ended December 31, 2009, as compared to $19.6 million for the corresponding prior year period. The decrease in capital expenditures during the nine month period was primarily due to ceasing operations and cancelling capital projects in the fourth quarter of fiscal year 2009. Other investing activities during the nine months ended December 31, 2009 included $5.6 million of insurance proceeds received as a result of an accidental fire that damaged a leased facility used by PDI (see Note 17—“Segment Reporting” of the Notes to the Consolidated Financial Statements

in this Quarterly Report on Form 10-Q) and $0.5 million sales of marketable securities. Other investing activities during the nine months ended December 31, 2008 included $0.6 million and $52.1 million of purchases and sales, respectively, of short-term marketable securities classified as available for sale and the $2.0 million milestone payment we made in connection with the Gestiva™ acquisition (see Note 5—“Acquisitions” of the Notes to the Consolidated Financial Statements in this Quarterly Report on Form 10-Q). Also, we paid $3.0 million during the second quarter of fiscal year 2009 to acquire assets associated with the pharmaceutical division of LycoRed, a product development company located in Israel (see Note 5—“Acquisitions” of the Notes to the Consolidated Financial Statements in this Quarterly Report on Form 10-Q).

At December 31, 2009, our investment securities included $72.3 million in principal amount of auction rate securities (“ARS”). Consistent with our investment policy guidelines, the ARS held by us are AAA-rated securities with long-term nominal maturities secured by student loans which are guaranteed by the U.S. Government. Liquidity for the ARS is typically provided by an auction process which allows holders to sell their notes and resets the applicable interest rate at pre-determined intervals, typically between seven to 35 days. However, with the liquidity issues experienced in global credit and capital markets, the ARS experienced failed auctions beginning in February 2008 and throughout fiscal year 2009. An auction failure means that the parties wishing to sell their securities could not be matched with an adequate volume of buyers. The securities for which auctions have failed continue to accrue interest at the contractual rate and continue to be auctioned every seven, 14, 28 or 35 days, as the case may be, until the auction succeeds, the issuer calls the securities, or they mature.

The estimated fair value of our ARS holdings at December 31, 2009 was $66.1 million, as compared to a carrying value of $63.5 million. The estimated fair value of the ARS was based on a discounted cash flow model that considered, among other factors, the time to work out the market disruption in the traditional trading mechanism, the stream of cash flows (coupons) earned until maturity, the prevailing risk-free yield curve, credit spreads applicable to a portfolio of student loans with various tenures and ratings and an illiquidity premium. These factors were used in a Monte Carlo simulation based methodology to derive the estimated fair value of the ARS.

ARS have historically been classified as short-term marketable securities in our consolidated balance sheet. Given the failed auctions, we reclassified the ARS held at March 31, 2009 from current assets to non-current assets and, as of December 31, 2009, we continued to reflect the ARS as non-current assets (see Note 9—“Investment Securities” of the Notes to the Consolidated Financial Statements in this Quarterly Report on Form 10-Q for more information on the ARS).

Our debt balance, including current maturities, was $236.6 million at December 31, 2009, as compared to $238.5 million at March 31, 2009.

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

In May 2003, we issued $200.0 million principal amount of Notes that are convertible, under certain circumstances, into shares of our Class A Common Stock at an initial conversion price of $23.01 per share. The Notes bear interest at a rate of 2.50% and mature on May 16, 2033. We are also obligated to pay contingent interest at a rate equal to 0.5% per annum during any six-month period commencing May 16, 2006, if the average trading price of the Notes per $1,000 principal amount for the five-trading day period ending on the third trading day immediately preceding the first day of the applicable six-month period equals $1,200 or more. In November 2007, the average trading price of the Notes reached the threshold for the applicable five-day trading period which resulted in the payment of contingent interest and beginning November 16, 2007 the Notes began to bear interest at a rate of 3.00% per annum. In May 2008, the average trading price of the Notes fell below the contingent interest threshold for the five-day trading period and beginning May 16, 2008 the Notes began to pay interest at a rate of 2.50% per annum. We may redeem some or all of the Notes at any time on or after May 21, 2006, at a redemption price, payable in cash, of 100% of the principal amount of the Notes, plus accrued and unpaid interest (including contingent interest, if any) to the date of redemption. Holders may require us to repurchase all or a portion of their Notes on May 16, 2013, 2018, 2023 and 2028, or upon a change in control, as defined in the indenture governing the Notes, at 100% of the principal amount of the Notes, plus accrued and unpaid interest (including contingent interest, if any) to the date of repurchase, payable in cash. Since the next date holders may require us to repurchase all or a portion of their Notes is May 16, 2013, the Notes were classified as a long-term liability as of December 31, 2009 and March 31, 2009. The Notes are subordinate to all of our existing and future senior obligations.

In December 2005, we entered into a financing arrangement with St. Louis County, Missouri related to expansion of our operations in St. Louis County (see Note 15—“Taxable Industrial Revenue Bonds” of the Notes to the Consolidated Financial Statements in this Quarterly Report on Form 10-Q). Up to $135.5 million of industrial revenue bonds may be issued to us by St. Louis County relative to capital improvements made through December 31, 2009. This agreement provides that 50% of the real and personal property taxes on up to $135.5 million of capital improvements will be abated for a period of 10 years subsequent to the property being placed in service. Industrial revenue bonds totaling $129.9 million were outstanding at December 31, 2009. The industrial revenue bonds are issued by St. Louis County to us upon our payment of qualifying costs of capital improvements, which are then leased by us for a period ending December 1, 2019, unless earlier terminated. We have the option at any time to discontinue the arrangement and regain full title to the abated property. The industrial revenue bonds bear interest at 4.25% per annum and are payable as to principal and interest concurrently with payments due under the terms of the lease. We have classified the leased assets as property and equipment and have established a capital lease obligation equal to the outstanding principal balance of the industrial revenue bonds. Lease payments may be made by tendering an equivalent portion of the industrial revenue bonds. As the capital lease payments to St. Louis County may be satisfied by tendering industrial revenue bonds (which is our intention), the capital lease obligation, industrial revenue bonds and related interest expense and interest income, respectively, have been offset for presentation purposes in the Consolidated Financial Statements.

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

The assessment of our ability to continue as a going concern was made by management considering, among other factors: (i) our need to obtain additional capital; (ii) the suspension of shipment of all products manufactured by us and the requirements under the consent decree with the FDA; (iii) the timing and number of approved products that will be reintroduced to the market and the related costs; (iv) the potential outcome with respect to the governmental inquiries, litigation or other matters described in Note 18—“Commitments and Contingencies” of the Notes to the Consolidated Financial Statements included in this Quarterly Report on Form 10-Q; and (v) our ability to comply with debt covenants. Our assessment was further affected by our fiscal year 2009 net loss of $313.6 million, our net loss for the first three quarters of fiscal year 2010 of $0.4 million and the outstanding balance of cash, cash equivalents and short-term marketable securities (excluding PDI assets, which are accounted for as assets held for sale) of $96.6 million as of December 31, 2009. For periods subsequent to December 31, 2009, we expect losses to continue because we are unable to generate any significant revenues from our own manufactured products until we are able to resume shipping certain or many of our approved products, which currently is not expected to occur until the fourth quarter of calendar year 2010 at the earliest. In addition, we must meet ongoing operating costs as well as costs related to the steps we are currently taking to prepare for reintroducing our approved products to the market. If we are not able to obtain the FDA’s clearance to resume manufacturing and distribution of our approved products in a timely manner and at a reasonable cost, our financial position, results of operations, cash flows and liquidity will continue to be materially adversely affected. These conditions raise substantial doubt about our ability to continue as a going concern.

We believe that we are not in compliance with one or more of the requirements of our mortgage loan arrangement as of March 31, 2009, June 30, 2009, September 30, 2009 and December 31, 2009 (see Note 14—“Long-Term Debt” of the Notes to the Consolidated Financial Statements included in this Quarterly Report on Form 10-Q). Failure by us to comply with the requirements of the mortgage loan arrangement or to otherwise receive a waiver from the mortgage lender for any noncompliance could result in our outstanding mortgage debt obligation accelerating and immediately becoming due and payable. If the acceleration occurs and the mortgage debt is not immediately paid in full, an event of default could also be deemed to have occurred under the $200 million principal amount of 2.5% Contingent Convertible Subordinated Notes. If an event of default is deemed to have occurred on the Notes, the principal amount plus any accrued and unpaid interest could also become immediately due and payable. The acceleration of these outstanding debt obligations would materially adversely affect our business, financial condition and cash flows.

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

In the near term, we are focused on meeting the requirements of the consent decree, which will allow our approved products to be reintroduced to the market, and are pursuing various means to increase cash. Since December 31, 2009, we have generated non-recurring cash proceeds to support our on-going operating and compliance requirements from the receipt of tax refunds, the monetization of our ARS, the divestiture of PDI and the sale of certain other assets (see Note 20—“Subsequent Events” of the Notes to the Consolidated Financial Statements included in this Quarterly Report on Form 10-Q). While these cash proceeds were sufficient to meet near-term cash requirements, we are pursuing ongoing efforts to increase cash, including the continued implementation of cost savings, divestiture of certain assets and the return of certain of our approved products to market in a timely manner. In addition, in order to continue to meet the expected near-term obligations described above, we will still need to obtain additional capital through additional asset sales. We are also engaged in external financing efforts. We are evaluating our capital needs and availability of financing to assess and identify the best available external financing alternatives. We cannot provide assurance that we will be able to realize the cost reductions we anticipate from reducing our operations or our employee base, that some or many of our approved products can be returned to the market in a timely manner, that our higher profit approved products will return to the market in the near term, that we can obtain additional cash through asset sales, or that external financing can be obtained, under acceptable terms or in the amounts required. If we are unsuccessful in our efforts to sell assets and raise additional capital in the near term, we will be required to further reduce our operations, including further reductions of our employee base, or we may be required to cease operations in order to offset the lack of available funding.

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

Current and Anticipated Liquidity Position

At March 31, 2010 and May 31, 2010, we had approximately $60.0 million and $35.0 million, respectively, in cash, cash equivalents and short-term investment securities. We received approximately $125.3 million of cash during the third quarter of fiscal year 2010 as a result of entering into a Distribution and Supply Agreement with Purdue that allowed us to sell limited quantities of oxycodone hydrochloride tablets manufactured by them (see Note 18—“Commitments and Contingencies” of the Notes to the Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for more information regarding the litigation with Purdue and descriptions of the Settlement Agreement, the Patent License Agreement and the Distribution and Supply Agreement). In addition to the $81.9 million tax refunds received in the first nine months of fiscal year 2010, we received additional tax refunds totaling approximately $23.7 million during the remainder of fiscal year 2010. We received an additional $61.7 million related to the settlement agreement on our ARS during the fourth quarter of fiscal year 2010 (see also Note 20—“Subsequent Events” of the Notes to the Consolidated Financial Statements included in this Quarterly Report on Form 10-Q).

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

As more fully described in Note 2—“Basis of Presentation” of the Notes to the Consolidated Financial Statements in this Quarterly Report on Form 10-Q, the sale of certain of our assets and certain strategic and operating alternatives that we currently are considering (including further reduction of our operations and/or outsourcing to a third party of some or all of our manufacturing operations) may result in significant non-cash charges for impairment of inventory, property and equipment and intangible and other long-lived assets in the period ended March 31, 2010, as we may not be able to realize our recorded value of the associated assets in connection with these actions. As of December 31, 2009, we had, excluding PDI assets (which are accounted for as assets held for sale), inventories, net, of $24.9 million, property and equipment, less accumulated depreciation, of $175.1 million and intangible assets and goodwill, net, of $139.9 million. We currently cannot estimate the amount of the potential impairment charges, if any, that we may incur in a future period related to decisions regarding these strategic and operating alternatives. However, if we were to incur significant impairment charges in a future period related to these decisions, our results of operations could be adversely affected and the value of our common stock could decrease. See also Part II, Item 1A—“Risk Factors—The decisions we make in order to maintain and increase our limited cash and financial resources may result in significant charges for impairment of inventory, property and equipment and intangible and other long-lived assets” in the Quarterly Report on Form 10-Q for the quarter ended June 30, 2009.

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

From time to time, we provide incentives to our wholesale customers, such as trade show allowances or stocking allowances that they in turn use to accelerate distribution to their end customers. We believe that such incentives are normal and customary in the industry. Sales allowances are accrued and revenue is recognized as sales are made pursuant to the terms of the allowances offered to the customer. Due to the nature of these allowances, we believe we are able to accurately calculate the required provisions for the allowances based on the specific terms in each agreement. Additionally, customers will normally purchase additional product ahead of regular demand to take advantage of the temporarily lower cost resulting from the sales allowances. This practice has been customary in the industry and we believe would be part of a customer’s ordinary course of business inventory level. We reserve the right, with our major wholesale customers, to limit the amount of these forward buys. Sales made as a result of allowances offered on our specialty generics product line in conjunction with trade shows sponsored by our major wholesale customers and for other promotional programs accounted for 15.2% of total gross revenues for the nine months ended December 31, 2008. There were no allowances offered for the nine months ended December 31, 2009.

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

The following table reflects the activity during the nine months ended December 31, 2009 for each accounts receivable reserve or related liability:

(in thousands)	Beginning Balance	Current Provision Related to Sales Made in the Current Period	Current Provision Related to Sales Made in the Prior Periods	Actual Returns or Credits in the Current Period	Ending Balance
Nine Months Ended December 31, 2009
Accounts Receivable Reserves:
Chargebacks	$1,021	$998	$—	$(1,863)	$156
Cash Discounts and Other Allowances	1,035	3,145	—	(3,421)	759
Liabilities:
Sales Rebates	8,264	812	—	(7,098)	1,978
Sales Returns	12,009	531	—	(5,557)	6,983
Medicaid Rebates	6,312	1,079	—	(4,345)	3,046
Medicare and Medicaid Restitution	2,275	—	—	—	2,275
Product Recall Returns	40,695	—	—	(33,789)	6,906
Failure to Supply Claims	17,101	—	—	(4,801)	12,300
Chargeback Audit Adjustments	1,823	—	321	(2,144)	—
Other	2,955	228	—	(2,630)	553

Total	$93,490	$6,793	$321	$(65,648)	$34,956

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

The decrease in the accounts receivable or accrued liability reserves of $58.5 million was primarily the result of applying credits owed to our customers for returns and failure to supply costs associated with the product recalls in fiscal year 2009 against outstanding amounts such customers owed to us and of making payments associated with return and failure to supply costs to customers that did not have outstanding amounts owed to us.

The current provision related to sales made in prior periods reflects the impact of a billing audit performed by one of our customers. As a result, we increased our chargeback reserve for the amount of the adjustment shown in the nine months ended December 31, 2009, which was subsequently paid in the current period.

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

Chargeback transactions are almost exclusively related to our specialty generics business segment. During the nine months ended December 31, 2009 and 2008, the chargeback provision reduced the gross sales of our specialty generics segment by $1.3 million and $141.5 million, respectively. These amounts accounted for 96.3% and 99.3% of the total chargeback provisions recorded during the nine months ended December 31, 2009 and 2008, respectively.

At December 31, 2009, we evaluated the adequacy of the reserve for chargebacks by comparing it against subsequent credits issued.

Shelf-Stock Adjustments – These adjustments, which are included in the chargeback reserves, represent credits issued to our wholesale customers that result from a decrease in our wholesale acquisition cost (“WAC”). Decreases in our invoice prices are discretionary decisions we make to reflect market conditions. These credits are customary in the industry and are intended to reduce a wholesale customer’s inventory cost to better reflect current market prices. Generally, we provide credits to customers at the time the price reduction occurs based on the inventory that is owned by them on the effective date of the price reduction. Since a reduction in WAC reduces the chargeback per unit, or the difference between WAC and the contract price, shelf-stock adjustments are typically included as part of the reserve for chargebacks because the price reduction credits act essentially as accelerated chargebacks. Although we have contractually agreed to provide price adjustment credits to our major wholesale customers at the time they occur, the impact of any such price reductions not included in the reserve for chargebacks is immaterial to the amount of revenue recognized in any given period. As a result of WAC decreases to certain specialty generic/non-branded products, we paid shelf-stock adjustments of $0.4 million to our wholesale customers during the nine months ended December 31, 2009.

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

Reserve for Failure to Supply Claims – We have historically entered into product purchase arrangements with certain customers that include a provision that requires us to reimburse these customers for price differences on product orders that we are unable to fulfill. We are able to estimate provisions for supply failures based on the specific terms in each arrangement. We incurred failure to supply claims in fiscal year 2009 due primarily to us not manufacturing or shipping any of our drug products during the third and fourth quarters of fiscal year 2009. There were no increases to the reserve for failure to supply claims recorded in the nine months ended December 31, 2009.

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

During the assessment as of December 31, 2009, management did not identify any events that were indicative of impairment. However, any significant changes in actual future results from the assessment used to perform the quarterly evaluation, such as lower sales, increases in production costs, technological changes or decisions not to produce or sell products, could result in impairment of these intangible assets at a future date.

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

Contingencies

We are involved in various legal proceedings, some of which involve claims for substantial amounts. An estimate is made to accrue for a loss contingency relating to any of these legal proceedings if we determine it is probable that a liability was incurred as of the date of the financial statements and the amount of loss can be reasonably estimated. Because of the subjective nature inherent in assessing the future outcome of litigation and because of the potential that an adverse outcome in legal proceedings could have a material impact on our financial condition or results of operations, such estimates are considered to be critical accounting estimates. After completing a review of such matters, we determined that at December 31, 2009, there were certain legal proceedings in which we are involved that met the conditions described above. Accordingly, we have accrued a loss contingency relating to such legal proceedings.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk is limited to fluctuating interest rates associated with variable rate indebtedness and marketable securities that are subject to interest rate changes.

As of December 31, 2009, we had invested $72.3 million principal amount in ARS consisting of high quality (AAA rated) bonds secured by student loans which are guaranteed by the U.S. Government. The rates on these securities reset at pre-determined intervals of up to 35 days. The maturity of these securities is greater than 10 years, but the rates on these securities were to reset at predetermined intervals up to 35 days. During the fourth quarter of fiscal year 2008, certain developments in the capital and credit markets adversely affected the market for auction rate securities, which has resulted in a loss of liquidity for these investments. We have evaluated these securities to determine if other-than-temporary impairment of the carrying value of the securities has occurred due to the loss of liquidity. Because of recent significant business developments related to our company, including product recalls and the consent decree with the FDA that occurred beginning in December 2008, we face significant liquidity concerns and determined we could no longer support our previous assertion that we had the ability to hold impaired securities until their forecasted recovery. As a result, we concluded that the ARS became other-than-temporarily impaired during December 2008 and we recorded a loss of $9.1 million in current period earnings. This adjustment reduced the carrying value of the ARS to $63.7 million at December 31, 2008. During the quarter ended March 31, 2009, we recorded discount accretion of $0.1 million on the ARS, yielding a carrying value of $63.8 at March 31, 2009. During the nine months ended December 31, 2009, we sold $0.5 million in principal amount of the ARS and recorded additional discount accretion of $0.2 million on the ARS. The estimated fair value of our ARS holdings at December 31, 2009 was $66.1 million. The $2.6 million difference in fair value of the ARS at December 31, 2009 compared to the corresponding carrying value was recorded in accumulated other comprehensive income as an unrealized gain of $1.7 million, net of tax (see Note 9—“Investment Securities” of the Notes to the Consolidated Financial Statements included in this Quarterly Report on Form 10-Q). See Note 20—“Subsequent Events” of the Notes to the Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for information regarding a settlement agreement we entered into regarding the ARS and the proceeds received in connection therewith.

The annual favorable impact on our net income as a result of a 100 basis point (where 100 basis points equals 1%) increase in short-term interest rates would be approximately $1.3 million based on our average cash, cash equivalents and short-term marketable investment balances during the nine months ended December 31, 2009, compared to an increase of $0.5 million during the fiscal year ended March 31, 2009.

In May 2003, we issued $200.0 million principal amount of Convertible Subordinated Notes. The interest rate on the Notes is fixed at 2.50% and therefore not subject to interest rate changes. Beginning May 16, 2006, we became obligated to pay contingent interest at a rate equal to 0.5% per annum during any six-month period, if the average trading price of the Notes per $1,000 principal amount for the five-trading day period ending on the third trading day immediately preceding the first day of the applicable six-month period equals $1,200 or more. In November 2007, the average trading price of the Notes reached the threshold for the applicable five-day trading period which resulted in the payment of contingent interest and beginning November 16, 2007 the Notes began to bear interest at a rate of 3.00% per annum. In May 2008, the average trading price of the Notes fell below the contingent interest threshold for the five-day trading period and beginning May 16, 2008 the Notes began to pay interest at a rate of 2.50% per annum. Holders may require us to repurchase all or a portion of their Notes on May 16, 2013, 2018, 2023 and 2028, or upon a change in control, as defined in the indenture governing the Notes, at 100% of the principal amount of the Notes, plus accrued and unpaid interest (including contingent interest, if any) to the date of repurchase, payable in cash. Because the next occasion holders may require us to repurchase all or a portion of their Notes is May 16, 2013, the Notes were classified as a long-term liability as of December 31, 2009.

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

(a) Evaluation of Disclosure Controls and Procedures

An evaluation was conducted under the supervision and with the participation of our management, including the Interim Chief Executive Officer (the “CEO”) and Chief Financial Officer (the “CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2009. As a result of the material weaknesses in our internal control over financial reporting described below, our Interim CEO and CFO have concluded that our disclosure controls and procedures were not effective as of December 31, 2009.

As described in Item 9A—“Controls and Procedures” of our Annual Report on Form 10-K for the fiscal year ended March 31, 2009, management determined that the following material weaknesses existed in our internal control over financial reporting. As of December 31, 2009, these material weaknesses have not been remediated.

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

(b) Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the quarter ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting, other than progress with respect to the implementation of certain remediation efforts, as described above.

PART II. OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

The information set forth under Note 18—“Commitments and Contingencies” of the Notes to the Consolidated Financial Statements included in Part I, Item 1 in this Quarterly Report on Form 10-Q is incorporated in this Part II, Item 1 by reference.

Item 1A.	RISK FACTORS

There were no material changes to the risk factors disclosed in Part I, Item 1A—“Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended March 31, 2009, except to the extent updated in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2009, our Quarterly Report on Form 10-Q for the quarter ended September 30, 2009 or previously updated or to the extent additional factual information disclosed elsewhere in this Quarterly Report on Form 10-Q relates to such risk factors. In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in our Annual Report on Form 10-K for the fiscal year ended March 31, 2009, as updated, which could materially affect our business, financial condition or future results. Such risks are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchase of Equity Securities by the Company

The following table provides information about purchases we made of our common stock during the quarter ended December 31, 2009:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs
October 1–31, 2009	18	$6.48	—	—
November 1–30, 2009	—	—	—	—
December 1–31, 2009	75	18.66	—	—

Total	93	$16.30	—	—

Shares were purchased from employees upon their termination pursuant to the terms of our stock option plan.

Item 6.	EXHIBITS

3.1	Certificate of Incorporation, as amended through September 5, 2008, incorporated herein by reference to Exhibit 3.1 filed with our Annual Report on Form 10-K for fiscal year 2009, filed March 25, 2010.

3.2	By-Laws, as amended through December 29, 2009, incorporated herein by reference to Exhibit 3.2 filed with our Current Report on Form 8-K, filed January 4, 2010.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*	Filed herewith

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