Form 10-K
period 2010-03-31
KV PHARMACEUTICAL CO /DE/
filed 2010-12-27
CIK 57055

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2010

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulations S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained herein, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the shares of Class A and Class B Common Stock held by non-affiliates of the registrant as of September 30, 2009, the last business day of the registrant’s most recently completed second fiscal quarter, was $105,544,000 and $23,009,000, respectively. As of November 30, 2010, the registrant had outstanding 37,747,699 and 12,112,285 shares of Class A Common Stock and Class B Common Stock, respectively.

DOCUMENTS INCORPORATED BY REFERENCE—None

EXPLANATORY NOTE

This Annual Report on Form 10-K for the fiscal year ended March 31, 2010 was delayed due to the time required to (1) complete the filings of our other delayed reports required to be filed with the Securities and Exchange Commission (“SEC”), including our Form 10-Q’s for the quarters ended September 30, 2009 and December 31, 2009, both of which were filed on June 10, 2010 and (2) engage BDO USA, LLP (“BDO”) as our independent registered accounting firm to audit our consolidated financial statements, which occurred on August 3, 2010, to replace KPMG LLP (“KPMG”) following their resignation as our principal accountant on June 25, 2010.

Information outside of the audited financial statements provided herein for periods after March 31, 2010 is preliminary. As such, this information is not final or complete, and remains subject to change, possibly materially.

Unless otherwise noted, when we refer to a specific fiscal year, we are referring to our fiscal year that ended on March 31 of that year (for example, fiscal year 2010 refers to the fiscal year ended March 31, 2010).

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

All statements that address expectations or projections about the future, including, without limitation, statements about product development, product launches, regulatory approvals, governmental and regulatory actions and proceedings, market position, acquisitions, sale of assets, revenues, expenditures, resumption of manufacturing and distribution of products and the impact of the recall and suspension of shipments on revenues, and other financial results, are forward-looking statements.

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

Such factors include (but are not limited to) the following:

(1)	our ability to continue as a going concern;

(2)	the terms of our recently executed secured loan agreement with U.S. Healthcare I, L.L.C. and U.S. Healthcare II, L.L.C. (together, the “Lenders”), as more fully described in Item 1—“Business—(b) Significant Recent Developments—Financing” in this Annual Report on Form 10-K, could have an adverse effect on us if we are not able to refinance it or repay it at maturity on March 20, 2013, or earlier, in accordance with its terms, if we experience an event of default and such terms contain numerous affirmative and negative covenants and conditions that must be met in order to avoid default and/or to qualify for additional loan tranches, and there are substantial risks of triggering defaults with respect to such covenants and/or the occurrence or non-occurrence of conditions that would preclude us from being able to draw down additional loan tranches, which could materially adversely impact us, lead to foreclosure on our assets acting as collateral for the loan agreement, and adversely affect our ability to operate;

(3)	the possibility of not obtaining FDA approvals or delay in obtaining FDA approvals, including with respect to the drug originally submitted under the trade name Gestiva™ (“Gestiva™”);

(4)	new product development and launch, including the possibility that any product launch may be delayed or unsuccessful, including with respect to Gestiva™;

(5)	acceptance of and demand for our new pharmaceutical products, including Gestiva™, and for our current products upon their return to the marketplace, as well as the number of preterm births for which Gestiva™ may be prescribed and its safety profile and side effects profile;

(6)	the possibility that any period of exclusivity may not be realized, including with respect to Gestiva™, a designated Orphan Drug;

(7)	the satisfaction or waiver of the terms and conditions for the acquisition of the full U.S. and worldwide rights to Gestiva™ set forth in the previously disclosed Gestiva™ acquisition agreement, as amended;

(8)

the consent decree between us and the U.S. Food and Drug Administration (“FDA”) and our suspension of the production and shipment of all of the products that we manufacture (other than the Potassium Chloride ER Capsule products that are the subject of the FDA letter received September 8, 2010 allowing the return of those products to the marketplace) and the related nationwide recall affecting all of the other products that we manufacture, as well as the related material adverse effect on our revenue, assets and liquidity and capital resources, as more fully described in Item 1—“Business—(b) Significant Recent Developments—Discontinuation of Manufacturing and Distribution; Product Recalls; and the FDA Consent Decree” in this Annual Report on Form 10-K;

(9)	the two agreements between us and the Office of Inspector General of the U.S. Department of Health and Human Services (“HHS OIG”) pertaining to the exclusion of our former chief executive officer from participation in federal healthcare programs and pertaining to the dissolution of our ETHEX subsidiary, in order to resolve the risk of potential exclusion of our company, as more fully described in Item 1—“Business—(b) Significant Recent Developments—Agreements with HHS OIG” in this Annual Report on Form 10-K;

(10)	the plea agreement between us and the U.S. Department of Justice and our obligations therewith, as well as the related material adverse effect, if any, on our revenue, assets and liquidity and capital resources, as more fully described in Item 1—“Business—(b) Significant Recent Developments—Plea Agreement with the U.S. Department of Justice” in this Annual Report on Form 10-K;

(11)	changes in the current and future business environment, including interest rates and capital and consumer spending;

(12)	the availability of raw materials and/or products manufactured for us under contract manufacturing arrangements with third parties;

(13)	the regulatory environment, including regulatory agency and judicial actions and changes in applicable law or regulations, including the risk of obtaining necessary state licenses in a timely manner;

(14)	fluctuations in revenues;

(15)	the difficulty of predicting the pattern of inventory movements by our customers;

(16)	the impact of competitive response to our sales, marketing and strategic efforts, including introduction or potential introduction of generic or competing products against products sold by us and our subsidiaries, including Gestiva™, and including competitive pricing changes;

(17)	risks that we may not ultimately prevail in litigation, including product liability lawsuits and challenges to our intellectual property rights by actual or potential competitors or to our ability to market generic products due to brand company patents and challenges to other companies’ introduction or potential introduction of generic or competing products by third parties against products sold by us or our subsidiaries including without limitation the litigation and claims referred to in Note 15—“Commitments and Contingencies” of the Notes to the Consolidated Financial Statements included in this Annual Report on Form 10-K and that any adverse judgments or settlements of such litigation, including product liability lawsuits, may be material to us;

(18)	the possibility that our current estimates of the financial effect of certain announced product recalls could prove to be incorrect;

(19)	whether any product recalls or product introductions result in litigation, agency action or material damages;

(20)	failure to supply claims by certain of our customers, including CVS Pharmacy, Inc., that, despite the formal discontinuation action by us of our products, we should compensate such customers for any additional costs they allegedly incurred for procuring products we did not supply;

(21)	the series of putative class action lawsuits alleging violations of the federal securities laws by us and certain individuals, all as more fully described in Note 15—“Commitments and Contingencies” of the Notes to the Consolidated Financial Statements included in this Annual Report on Form 10-K;

(22)	the possibility that insurance proceeds are insufficient to cover potential losses that may arise from litigation, including with respect to product liability or securities litigation;

(23)	the informal inquiries initiated by the SEC and any related or additional government investigation or enforcement proceedings as more fully described in Note 15—“Commitments and Contingencies” of the Notes to the Consolidated Financial Statements included in this Annual Report on Form 10-K;

(24)	the possibility that the pending investigation by the Office of Inspector General of the Department of Health and Human Services into potential false claims under Title 42 of the U.S. Code as more fully described in Note 15—“Commitments and Contingencies” of the Notes to the Consolidated Financial Statements included in this Annual Report on Form 10-K could result in significant civil fines or penalties, including exclusion from participation in federal healthcare programs such as Medicare and Medicaid;

(25)	delays in returning, or failure to return, certain or many of our approved products to market, including loss of market share as a result of the suspension of shipments, and related costs;

(26)	the ability to sell or license certain assets, and the purchase prices, milestones, terms and conditions of such transactions;

(27)	the possibility that default on one type or class of our indebtedness, or in certain contracts or agreements referenced in our recently executed secured loan agreement with the Lenders, could result in cross default under, and the acceleration of, our other indebtedness or such secured loan agreement;

(28)	the risks that present or future changes in our Board of Directors (“the Board”) or management may lead to an acceleration of our bonds or to adverse actions by government agencies, our lenders or our auditors;

(29)	the risk that even though the price and 30-day average price of our Class A common stock and Class B common stock have recently again begun satisfying the quantitative listing standards of the New York Stock Exchange, including with respect to minimum share price and public float, we can provide no assurance that they will remain at such levels thereafter; and

(30)	the risks detailed from time-to-time in our filings with the SEC.

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

(a) General Overview

Unless the context otherwise indicates, when we use the words “we,” “our,” “us,” “our company” or “KV” we are referring to K-V Pharmaceutical Company and its wholly-owned subsidiaries, including Ther-Rx Corporation (“Ther-Rx”), Nesher Pharmaceuticals, Inc. (“Nesher”), ETHEX Corporation (“ETHEX”) and Particle Dynamics, Inc. (“PDI”). Unless otherwise noted, when we refer to a specific fiscal year, we are referring to our fiscal year that ended on March 31 of that year (for example, fiscal year 2010 refers to the fiscal year ended March 31, 2010).

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

In 1990, we established a marketing capability in the generic business through our wholly-owned subsidiary, ETHEX. As previously disclosed and more fully described below, we entered into a plea agreement with the Office of the United States Attorney for the Eastern District of Missouri and the Office of Consumer Litigation of the United States Department of Justice on March 2, 2010, pursuant to which ETHEX pleaded guilty to two felony counts. In connection with the guilty plea by ETHEX, ETHEX was expected to be excluded from participation in federal healthcare programs, and in connection with the previously anticipated exclusion of ETHEX from participation in federal healthcare programs, we ceased operations of ETHEX on March 2, 2010.

On November 15, 2010, we entered into a divestiture agreement with HHS OIG (the “Divestiture Agreement”) under which we agreed to sell the assets and operations of ETHEX to unrelated third parties prior to April 28, 2011 and to file articles of dissolution with respect to ETHEX under Missouri law by that date. Following the filing, ETHEX may not engage in any new business other than winding up its operations and will engage in a process provided under Missouri law to identify and resolve its liabilities over at least a two-year period. Under the terms of the agreement, HHS OIG agreed not to exclude ETHEX from federal healthcare programs until April 28, 2011 and, upon completion of the sale of the ETHEX assets and of the filing of the articles of dissolution of ETHEX, the agreement will terminate. Civil monetary penalties and exclusion of ETHEX may occur if we fail to meet our April 28, 2011 deadline. We have also received a letter from HHS OIG advising us further that assuming that we have complied with all agreements deemed necessary by HHS OIG, HHS OIG would not exclude ETHEX thereafter. ETHEX filed its articles of dissolution on December 15, 2010, and ETHEX no longer has any ongoing assets or operations other than those required to conclude the winding up process under Missouri law.

On May 10, 2010, we formed a wholly-owned subsidiary, Nesher, to operate as the sales and marketing company for our generic products. In July 2010, our Board of Directors directed management to explore strategic alternatives with respect to Nesher and the assets and operations of our generic products business. We have retained Jefferies & Company, Inc. (“Jefferies”) to advise us with this strategy, which could include a sale of Nesher to a third-party or the Lenders. In the meantime, we are continuing to prepare products for FDA inspection and continue to anticipate the reintroduction of approved products into the market.

In 1999, we established a wholly-owned subsidiary, Ther-Rx, to market proprietary branded prescription pharmaceuticals directly to physicians.

Our wholly-owned subsidiary, PDI, was acquired in 1972. Through PDI, we developed and marketed specialty value-added raw materials, including drugs, directly compressible and micro-encapsulated products, and other products used in the pharmaceutical industry and other markets. In March 2009, the Board approved the divestiture of PDI, and on June 2, 2010, we completed the sale of certain assets associated with the business of PDI.

(b) Significant Recent Developments

Changes in Management and Directors

At the Annual Meeting of Stockholders for the fiscal year ended March 31, 2009 held on June 10, 2010 (the “Annual Meeting”), the stockholders elected Gregory Bentley, Mark A. Dow, Terry B. Hatfield, David S. Hermelin, Marc S. Hermelin, Joseph D. Lehrer and John Sampson to serve as directors with terms expiring at the Annual Meeting of Stockholders for the fiscal year ended March 31, 2010. Former members of the Board Jean M. Bellin, Kevin S. Carlie, Jonathon E. Killmer and Norman D. Schellenger were not re-elected.

On June 15, 2010, each of Mr. Hatfield and Mr. Sampson resigned as members of the Board, effective as of the earlier of July 7, 2010 or the date a replacement was appointed. Mr. Hatfield served as the Chairman of the Board and Mr. Sampson served on the Audit Committee. Each of Mr. Hatfield and Mr. Sampson indicated that he was resigning because of serious concerns regarding the ability of the newly-constituted Board and senior management to provide the required independent oversight of the business during the current critical period in its history.

On June 17, 2010, the Board appointed Ana I. Stancic as a director to fill the vacancy created by the resignation of Mr. Hatfield. As noted above, Mr. Hatfield’s resignation became effective upon the appointment of Ms. Stancic.

On July 7, 2010, the Board appointed David Sidransky, M.D. as a director to fill the vacancy created by the resignation of Mr. Sampson. As noted above, Mr. Sampson’s resignation became effective upon the appointment of Dr. Sidransky.

On July 29, 2010, the Board increased the total number of Board members to eight (but returning automatically to seven members upon any current director leaving the Board) and appointed Robert E. Baldini as a director to fill the newly-created position.

At a Board meeting held subsequent to the Annual Meeting on June 10, 2010, the Board terminated the employment of David A. Van Vliet, who then served as Interim President and Interim Chief Executive Officer, effective at the end of the 30-day notice period provided for in his employment agreement, during which period he was placed on administrative leave.

Also at that meeting, the Board appointed Gregory J. Divis, Jr. as the Interim President and Interim Chief Executive Officer of our Company. Mr. Divis was subsequently appointed as our permanent President and Chief Executive Officer on November 17, 2010. The other terms of Mr. Divis’ employment were not changed by this appointment.

On June 14, 2010, Stephen A. Stamp resigned, effective immediately, from his position as Chief Financial Officer of our Company. Thomas S. McHugh was appointed Chief Financial Officer and Treasurer effective July 15, 2010. Prior to this appointment, Mr. McHugh served as Chief Accounting Officer and Vice President of Finance—Corporate Controller.

On November 10, 2010, Marc S. Hermelin voluntarily resigned as a member of the Board. We had been advised that HHS OIG notified Mr. Hermelin that he would be excluded from participating in federal healthcare programs effective November 18, 2010. In an effort to avoid adverse consequences to our Company, including a potential discretionary exclusion of our Company from participation in federal healthcare programs, and to enable our Company to secure our expanded financial agreement, as more fully described in Item 1—“Business—(b) Significant Recent Developments—Financing” with U.S. Healthcare I, L.L.C. and U.S. Healthcare II, L.L.C., the Company, HHS OIG, Mr. Hermelin and his wife (solely with respect to her obligations thereunder, including as joint owner with Mr. Hermelin of certain shares of Company stock) entered into a settlement agreement (the “Settlement Agreement”) under which Mr. Hermelin also resigned as trustee of all family trusts that hold KV stock, agreed to divest his personal ownership interests in our Company’s Class A Common and Class B Common stock (approximately 1.8 million shares, including shares held jointly with his wife) over an agreed upon period of time in accordance with a divestiture plan and schedule approved by HHS OIG, and agreed to refrain from voting stock under his personal control. In order to implement such agreement, Mr. Hermelin and his wife granted to an independent third party immediate irrevocable proxies and powers of attorney to divest their personal stock interests in the Company if Mr. Hermelin does not timely do so. The Settlement Agreement also required Mr. Hermelin to agree, for the duration of his exclusion, not to seek to influence or be involved with, in any manner, the governance, management, or operations of our Company.

As long as the parties comply with the Settlement Agreement, HHS OIG has agreed not to exercise its discretionary authority to exclude our Company from participation in federal health care programs, thereby allowing our Company and our subsidiaries (with the single exception of ETHEX, which is being dissolved pursuant to the Divestiture Agreement with HHS OIG) to continue to conduct business through all federal and state healthcare programs.

As a result of Mr. Hermelin’s resignation and the two agreements with HHS OIG, we believe we have resolved our remaining issues with respect to HHS OIG and are positioned to continue to participate in Federal healthcare programs now and in the future.

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

On January 28, 2009, we initiated a nationwide voluntary recall of products manufactured or packaged at KV facilities, affecting most of our products. The recall was subsequently expanded on February 3, 2009. This recall affected multiple lots of over 150 branded and generic/non-branded products.

On February 2, 2009, the FDA issued a Form 483 Report that set forth inspectional observations.

On March 2, 2009, we entered into a consent decree with the FDA regarding our drug manufacturing and distribution. The consent decree was entered by the U.S. District Court, Eastern District of Missouri, Eastern Division on March 6, 2009 and continues for a period of six years following satisfaction of certain obligations contained in the consent decree after which we may petition the Court for relief from the consent decree. As part of the consent decree, we have agreed not to directly or indirectly do or cause the manufacture, processing, packing, labeling, holding, introduction or delivery for introduction into interstate commerce at or from any of our facilities of any drug, until we have satisfied certain requirements designed to demonstrate compliance with the FDA’s current good manufacturing practice (“cGMP”) regulations. The consent decree provides for a series of measures that, when satisfied, will permit us to resume the manufacture and distribution of approved drug products. We have also agreed not to distribute our products that are not FDA approved, including our prenatal vitamins and hematinic products, unless we obtain FDA approval for such products through the FDA’s ANDA or NDA processes.

On March 16, 2009, in response to the consent decree requirements, we initiated the disposal of our existing affected inventory of products, which was completed within the required timeframe.

As part of such measures set forth in the consent decree, we were required to provide, and have provided, to the FDA a work plan (the “Work Plan”) for approval, which sets forth the steps we have taken and will subsequently take to address previously identified deficiencies in our compliance with cGMP regulations.

On July 27, 2009, a representative of the Compliance Branch of the FDA’s Kansas City District, acting in conjunction with the Office of Compliance of the FDA’s Center for Drug Evaluation and Research (CDER), notified us by electronic mail that the FDA had completed its review of the Work Plan. Subject to the addition of certain changes, to which we agreed and incorporated into the Work Plan, the FDA accepted the Work Plan. While acceptance of the Work Plan was pending, we, with the knowledge of the FDA, had already begun implementing certain measures set forth in the Work Plan. The final Work Plan, with all requested changes, was submitted to the FDA on August 13, 2009 and accepted by the FDA.

The consent decree further provides that, before resuming manufacturing, we were required to retain and have an independent cGMP expert undertake a review of our facilities and operations and certify compliance with cGMP regulations. Following that certification, the FDA would make a determination as to whether we are in compliance. On January 13, 2010, our independent cGMP expert, Lachman Consultants (“Lachman”), notified the FDA that Lachman had performed a comprehensive inspection and that our facilities and controls are in compliance with cGMP and the consent decree, but advised us to enact further enhancements to certain aspects of our cGMP systems. In accordance with the advice from Lachman, we continued to enhance our cGMP systems, and Lachman subsequently reinspected our cGMP systems and on April 26, 2010 certified our compliance with all cGMP systems requirements.

The next step in the process for resumption of product shipment was for Lachman to certify individual products manufactured under the newly certified cGMP systems. We completed the manufacture of validation batches of the first product, which were successfully completed through Lachman review on July 27, 2010.

Lachman certified the manufacture of the product on July 27, 2010, and the FDA subsequently conducted its own inspection during the week of August 16, 2010 of our facilities, systems and processes as outlined in the consent decree and found no adverse findings. The Company received notification from the FDA on September 8, 2010 of approval to ship into the marketplace the first product approved under the consent decree, i.e., Potassium Chloride ER Capsule. We resumed shipment of extended release potassium chloride capsules, Micro-K® 10mEq and Micro-K® 8mEq, in September 2010.

Even after a successful FDA inspection, we anticipate that additional data will need to be generated and submitted to the FDA with respect to certain of our other approved products before we can return them to the market, which may involve performing additional work with regard to product and formulation development.

Similarly, the FDA has also informed us that, with respect to certain of our products that are subject to Abbreviated New Drug Approval, known as ANDAs, or supplemented ANDAs we had submitted before entering into the consent decree, we will need to develop and/or submit additional data before those applications can be considered for approval.

The steps taken by us in connection with the nationwide recall and suspension of shipment of all products manufactured by us and the requirements under the consent decree have had, and are expected to continue to have, a material adverse effect on our results of operations. We do not expect to generate any significant revenues from products that we manufacture until we can resume shipping more of our approved products. As noted above, in September 2010, we received approval from the FDA to begin shipping Potassium Chloride ER Capsule, including Micro-K® 10mEq and Micro-K® 8mEq products. We are continuing to prepare other products for FDA inspection and do not expect to resume shipping other products until the first quarter of calendar year 2011, at the earliest. In the meantime, we must meet ongoing operating costs related to our employees, facilities and FDA compliance, as well as costs related to the steps we are currently taking to prepare for reintroducing our products to the market. If we are not able to obtain the FDA’s clearance to resume manufacturing and distribution of our approved products in a timely manner and at a reasonable cost, our financial position, results of operations, cash flows and liquidity will continue to be materially adversely affected.

Gestiva™

As previously disclosed, Cytyc Prenatal Products Corp. and Hologic, Inc. (Cytyc Prenatal Products Corp. and Hologic, Inc. are referred to in this Annual Report on Form 10-K collectively as “Hologic”) informed us in January 2009 that the FDA, in a Complete Response letter, (1) indicated it would not approve Gestiva™ until additional data and information are submitted to and accepted by the FDA and (2) requested Hologic to initiate a confirmatory clinical study and enroll a certain number of patients.

In July 2010, we were informed by Hologic that a resubmission to the FDA’s Complete Response action letter received in January 2009 had been submitted for Gestiva™, 250 mg/mL. If approved, Gestiva™, commonly referred to as “17P,” would be the first and only FDA-approved drug for the prevention of preterm birth in women who are pregnant with a single baby and have spontaneously delivered a single baby preterm in the past. Subsequent to the July 2010 Complete Response submission, the FDA confirmed to Hologic that the submission was complete and therefore accepted. Furthermore, the FDA provided an action date of January 13, 2011.

Plea Agreement with the U.S. Department of Justice

As previously disclosed in our Annual Report on Form 10-K for fiscal year 2009, we, at the direction of a special committee of the Board of Directors that was in place prior to June 10, 2010, responded to requests for information from the Office of the United States Attorney for the Eastern District of Missouri and FDA representatives working with that office. In connection therewith, on February 25, 2010, the Board, at the recommendation of the special committee, approved entering into a plea agreement with the Office of the United States Attorney for the Eastern District of Missouri and the Office of Consumer Litigation of the United States Department of Justice (referred to herein collectively as the “Department of Justice”).

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

Pursuant to the plea agreement, ETHEX agreed to pay a criminal fine in the amount of $23.4 million in four installments. The first installment, in the amount of $2.3 million, was due and paid within 10 days of sentencing. Under the original payment schedule, the second and third installments, each in the amount of $5.9 million, were due on December 15, 2010 and July 11, 2011, respectively. The fourth and final installment, in the amount of $9.4 million, was due on July 11, 2012. On November 15, 2010, upon the motion of the Department of Justice, the court vacated the previous fine installment schedule and imposed a new fine installment schedule using the standard federal judgment rate of 0.22%, payable as follows:

Payment Amount	Interest Amount	Payment Due Date
$ 1,000,000	$ —	December 15, 2010
1,000,000	1,097	June 15, 2011
1,000,000	2,200	December 15, 2011
2,000,000	6,606	June 15, 2012
4,000,000	17,624	December 15, 2012
5,000,000	27,515	June 15, 2013
7,093,644	46,861	December 15, 2013

ETHEX also agreed to pay, within 10 days of sentencing, restitution to the Medicare and the Medicaid programs in the amounts of $1.8 million and $0.6 million, respectively. In addition to the fine and restitution, ETHEX agreed not to contest an administrative forfeiture in the amount of $1.8 million, which was payable and paid within 45 days after sentencing and which satisfied any and all forfeiture obligations ETHEX may have as a result of the guilty plea. In total, ETHEX agreed to pay fines, restitution and forfeiture in the aggregate amount of $27.6 million.

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

Agreements with HHS OIG

In connection with the guilty plea by ETHEX, ETHEX was expected to be excluded from participation in federal healthcare programs, including Medicare and Medicaid. In addition, as a result of the guilty plea by ETHEX, HHS OIG had discretionary authority to also exclude KV from participation in federal healthcare programs. However, we are in receipt of correspondence from HHS OIG that, absent any transfer of assets or operations that would trigger successor liability, HHS OIG has no present intent to exercise its discretionary authority to exclude the Company as a result of the guilty plea by ETHEX.

In connection with the anticipated exclusion of ETHEX from participation in federal healthcare programs, we ceased the operations of ETHEX on March 2, 2010. However, we have retained the ability to manufacture, market and distribute (once the requirements under the consent decree have been met) all generic products and are in possession of all intellectual property related to generic products, including all New Drug Applications (NDAs) and ANDAs pertaining to our brand and generic drug products. We currently do not anticipate that the voluntary guilty plea by ETHEX will have a material adverse effect on our efforts to comply with the requirements pursuant to the consent decree and to resume production and shipments of our approved products.

On November 15, 2010, we entered into the Divestiture Agreement with HHS OIG under which we agreed to sell the assets and operations of ETHEX to unrelated third parties prior to April 28, 2011 and to file articles of dissolution with respect to ETHEX under Missouri law by that date. Following the filing, ETHEX may not engage in any new business other than winding up its operations and will engage in a process provided under Missouri law to identify and resolve its liabilities over at least a two-year period. Under the terms of the Divestiture Agreement, HHS OIG agreed not to exclude ETHEX from federal healthcare programs until April 28, 2011 and, upon completion of the sale of the ETHEX assets and of the filing of the articles of dissolution of ETHEX, the agreement will terminate. Civil monetary penalties and exclusion of ETHEX may occur if we fail to meet our April 28, 2011 deadline. We have also received a letter from HHS OIG advising us further that assuming that we have complied with all agreements deemed necessary by HHS OIG, HHS OIG would not exclude ETHEX thereafter. ETHEX filed its articles of dissolution on December 15, 2010, and ETHEX no longer has any ongoing assets or operations other than those required to conclude the winding up process under Missouri law.

On May 10, 2010, we formed a wholly-owned subsidiary, Nesher, to operate as the sales and marketing company for our generic products, and in July 2010, our Board of Directors directed management to explore strategic alternatives with respect to Nesher and the assets and operations of our generic products business, which could include a sale of Nesher to a third-party or the Lenders. We have retained Jefferies to advise us with this strategy. In the meantime, we will continue to prepare products for FDA inspection and continue to anticipate the reintroduction of approved products into the market.

Workforce Reduction and Cost Conservation Actions

On March 30, 2010, we committed to a plan to reduce our employee workforce from 682 to 394 employees. On March 31, 2010, we implemented the plan. The reduction in our workforce is a part of our efforts to conserve our cash and financial resources while we continue working with the FDA to return approved products to market. On November 30, 2010, our workforce was approximately 325 employees.

On September 13, 2010, we implemented a mandatory salary reduction program for all exempt personnel, ranging from 15% to 25% of base salary, in order to conserve our cash and financial resources.

Financing

On September 13, 2010 we entered into an agreement with the Lenders, affiliates of New York-based Centerbridge Partners, L.P. (“Centerbridge”), for a $20.0 million loan secured by assets of our Company which was utilized for working capital and general operating purposes.

On November 17, 2010, we entered into an agreement with the Lenders for a senior secured debt financing package of up to $120.0 million consisting of (1) a fully funded $60.0 million term loan (the “Bridge Loan”) that was used to retire the $20.0 million loan previously provided by the Lenders on September 13, 2010, and provide for general corporate and working capital purposes and (2) a commitment to provide a multi-draw term loan (the “Multi-Draw Term Loan”) up to an aggregate principal amount of $120.0 million.

The $120.0 million Multi-Draw Term Loan consists of three tranches that will be available to our Company following the achievement of certain conditions. The first tranche of $80.0 million is available upon the approval of Gestiva™ and will be used to repay the Bridge Loan of $60.0 million, make a milestone payment to Hologic, and provide for general corporate and working capital purposes. The second tranche of $20.0 million is available to our Company upon achieving at least one of certain performance thresholds including either, 1) certain metrics associated with Evamist®, or 2) receiving FDA approval for the manufacture and distribution of Clindesse® and Gynazole-1®. The proceeds of the second tranche will be used for general corporate and working capital purposes. The third tranche of $20.0 million is available to our Company upon evidencing our ability, to the satisfaction of the Lenders, to meet certain liquidity thresholds necessary to satisfy future obligations, including a future milestone payment to Hologic that is due to be paid one year following FDA approval of Gestiva™. The proceeds from the third tranche will be used for general corporate and working capital purposes.

Under the terms of the Bridge Loan agreement and under the Multi-Draw Term Loan, we will pay interest at an annual rate of 16.5% (5% of which may be payable in kind) with a maturity date of March 2013. We furnished as collateral substantially all assets of our Company to secure the loan. The Bridge Loan is (and the Multi-Draw Term Loan will be) guaranteed by certain of our domestic subsidiaries and the guarantors furnished as collateral substantially all of their assets to secure the guarantee obligations.

In addition, we issued stock warrants to the Lenders granting them rights to purchase up to 12,587,511 shares of our Company’s Class A Common Stock (the “Warrants”). The Warrants have an exercise price of $1.62 per share, subject to possible adjustment.

Ability to Continue as a Going Concern

There is substantial doubt about our ability to continue as a going concern. Our consolidated financial statements included in this Annual Report on Form 10-K are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The historical consolidated financial statements included in this Annual Report on Form 10-K do not include any adjustments that might be necessary if we are unable to continue as a going concern. The report of our independent registered public accountants, BDO, USA LLP, includes an explanatory paragraph related to our ability to continue as a going concern.

The assessment of our ability to continue as a going concern was made by management considering, among other factors: (i) the timing and number of additional approved products that will be reintroduced to the market and the related costs; (ii) the suspension of shipment of all products manufactured by us and the requirements under the consent decree with the FDA; (iii) the possibility that we may need to obtain additional capital despite the senior secured loan we obtained in November 2010; (iv) the potential outcome with respect to the governmental inquiries, litigation or other matters described in Note 15—“Commitments and Contingencies” of the Notes to the Consolidated Financial Statements included in this Annual Report on Form 10-K; and (v) our ability to comply with debt covenants. Our assessment was further affected by our fiscal year 2009 net loss of $313.6 million, our fiscal year 2010 net loss of $283.6 million and the outstanding balance of cash, cash equivalents and short-term marketable securities (excluding PDI assets, which are accounted for as assets held for sale) of $60.7 million as of March 31, 2010. For periods subsequent to March 31, 2010, we expect significant losses to continue because we are unable to generate any significant revenues from our own manufactured products until we are able to resume shipping more of our approved products and until after GestivaTM is approved, if it is approved, and we are able to start sales of that product. We received notification from the FDA on September 8, 2010 of approval to ship into the marketplace the first product approved under the consent decree, i.e., Potassium Chloride ER Capsule. We resumed shipment of extended release potassium chloride capsule Micro-K® 10mEq and Micro-K® 8mEq in September 2010. We are continuing to prepare other products for FDA inspection and do not expect to resume shipping other products until the first quarter of calendar year 2011, at the earliest. In addition, we must meet ongoing operating costs as well as costs related to the steps we are currently taking to prepare for reintroducing other approved products to the market. If we are not able to obtain the FDA’s clearance to resume manufacturing and distribution of many of our approved products in a timely manner and at a reasonable cost, or if our planned Gestiva™ product is not approved by the FDA on a timely basis or if revenues from its sale prove to be insufficient, our financial position, results of operations, cash flows and liquidity will continue to be materially adversely affected. These conditions raise substantial doubt about our ability to continue as a going concern.

Based on current financial projections, we believe the continuation of our Company as a going concern is primarily dependent on our ability to address, among other factors: (i) the timely FDA approval of Gestiva™ and its successful launch and product sales; (ii) the timing, number and revenue generation of approved products that will be reintroduced to the market and the related costs; (iii) the suspension of shipment of all products manufactured by us and the requirements under the consent decree with the FDA (other than the Potassium Chloride ER Capsule, including Micro-K® 10mEq and Micro-K® 8mEq, products that are the subject of the FDA notification letter discussed above); (iv) the possibility that we may need to obtain additional capital despite the senior secured loan we were able to obtain in November 2010; (v) the potential outcome with respect to the governmental inquiries, litigation or other matters described in Note 15—“Commitments and Contingencies” of the Notes to the Consolidated Financial Statements included in this Annual Report on Form 10-K; (vi) our ability to comply with the conditions set forth in a letter received approving certain waivers of covenants under our mortgage loan agreement, as more fully described in Item 7—“Management’s Discussion and Analysis of

Financial Condition and Results of Operations—Liquidity and Capital Resources”; and (vii) compliance with other debt covenants. While we address these matters, we must continue to meet expected near-term obligations, including normal course operating cash requirements and costs associated with reintroducing approved products to the market (such as costs related to our employees, facilities and FDA compliance), remaining payments associated with the acquisition of the rights to Gestiva™ (see Note 5—“Acquisitions” of the Notes to the Consolidated Financial Statements included in this Annual Report on Form 10-K), the financial obligations pursuant to the plea agreement (see Note 12—“Accrued Liabilities” of the Notes to the Consolidated Financial Statements included in this Annual Report on Form 10-K), costs associated with our legal counsel and consultant fees, as well as the significant costs, such as legal and consulting fees, associated with the steps taken by us in connection with the consent decree and the litigation and governmental inquiries. If we are not able to obtain the FDA’s clearance to resume manufacturing and distribution of certain or many of our approved products in a timely manner and at a reasonable cost and/or if we experience adverse outcomes with respect to any of the governmental inquiries or litigation described in Note 15—“Commitments and Contingencies” of the Notes to the Consolidated Financial Statements included in this Annual Report on Form 10-K, our financial position, results of operations, cash flows and liquidity will continue to be materially adversely affected. See Item 1A—“Risk Factors” included in this Annual Report on Form 10-K regarding additional risks we face with respect to these matters.

In the near term, we are focused on performing the following: (i) preparing for the approval and commercial launch of Gestiva™; (ii) meeting the requirements of the consent decree, which will allow our approved products (other than the Potassium Chloride ER Capsule, including Micro-K® 10mEq and Micro-K® 8mEq, products that are the subject of the FDA notification letter discussed above) to be reintroduced to the market; (iii) evaluating strategic alternatives with respect to Nesher; and (iv) pursuing various means to minimize operating costs and increase cash. Since March 31, 2010, we have generated non-recurring cash proceeds to support our on-going operating and compliance requirements from the divestiture of PDI, the sale of certain intellectual property and other assets related to our ANDAs submitted to the FDA for the approval to engage in the commercial manufacture and sale of 1gm/10mL sucralfate suspension and the agreement with the Lenders for the Bridge Loan for $60.0 million (see Note 25—“Subsequent Events” of the Notes to the Consolidated Financial Statements included in this Annual Report on Form 10-K). While these cash proceeds are sufficient to meet near-term cash requirements, we are pursuing ongoing efforts to increase cash, including the continued implementation of cost savings, exploration of strategic alternatives with respect to Nesher and the assets and operations of our generic products business, which could include a sale of Nesher to a third-party or the Lenders, other assets and the return of certain of our approved products to market in a timely manner. We cannot provide assurance that we will be able to realize the cost reductions in our operations, that some or many of our approved products can be returned to the market in a timely manner (other than the Potassium Chloride ER Capsule, including Micro-K® 10mEq and Micro-K® 8mEq, products that are the subject of the FDA notification letter discussed above), that our higher profit approved products will return to the market in the near term, or that we can obtain additional cash through asset sales or the issuance of equity. If we are unsuccessful in our efforts to return our products to market, or to sell assets or raise additional capital in the near term, we will be required to further reduce our operations, including further reductions of our employee base, or we may be required to cease certain or all of our operations in order to offset the lack of available funding.

We continue to evaluate the sale of certain of our assets and businesses. However, due to general economic conditions, we will likely be exposed to risks related to the overall macro-economic environment, including a lower rate of return than we have historically experienced on our invested assets and being limited in our ability to sell assets. In addition, we cannot provide any assurance that we will be successful in finding suitable purchasers for the sale of such assets. Even if we are able to find purchasers, we may not be able to obtain attractive terms and conditions for such sales, including attractive pricing. In addition, divestitures of businesses involve a number of risks, including the diversion of management and employee attention, significant costs and expenses, the loss of customer relationships, a decrease in revenues and earnings associated with the divested business, and the disruption of operations in the affected business. Furthermore, divestitures potentially involve significant post-closing separation activities, which could involve the expenditure of significant financial and employee resources. An inability to consummate identified asset sales or manage the post-separation transition arrangements could adversely affect our business, financial condition, results of operations, cash flows, and ability to comply with the obligations in our Bridge Loan.

See Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Current and Anticipated Liquidity Position” for more information on our current and anticipated liquidity position as of November 30, 2010, including our cash position and expected near-term cash requirements. See also Item 1A—“Risk Factors—There is substantial doubt about our ability to continue as a going concern” and Note 3—“Going Concern and Liquidity Considerations” of the Notes to the Consolidated Financial Statements included in this Annual Report on Form 10-K.

(c) Industry Segments

We have historically operated in three industry segments consisting of branded products, specialty generics and specialty raw materials. Prior to the Consent Decree, we derived revenues primarily from directly marketing our own technologically distinguished brand-name and generic/non-branded products and products marketed under joint development agreements with other companies. Revenues may also be received in the form of licensing revenues and/or royalty payments based upon a percentage of the licensee’s sales of the product when marketing rights to products using our drug delivery technologies are licensed. In March 2009, because of liquidity concerns and expected near-term cash requirements, the Board approved the divestiture of PDI, our specialty raw materials segment. As a result of the decision to sell PDI, we identified the assets and liabilities of PDI as held for sale at March 31, 2010 and 2009 and have segregated PDI’s operating results and presented them separately as a discontinued operation for all periods presented. On June 2, 2010, we completed the sale of certain assets associated with the business of PDI. See Note 4—“Restructuring and Impairment Charges,” Note 23—“Segments,” and Note 25—“Subsequent Events” of the Notes to the Consolidated Financial Statements included in this Annual Report on Form 10-K.

In connection with the previously anticipated exclusion of ETHEX from participation in federal healthcare programs, we ceased operations of ETHEX on March 2, 2010. On May 10, 2010, we formed a wholly-owned subsidiary, Nesher, to operate as the sales and marketing company for our generic products, and in July 2010, our Board of Directors directed management to explore strategic alternatives with respect to Nesher and the assets and operations of our generic products business. We have retained Jefferies to advise us with this strategy, which could include a sale of Nesher to a third-party or the Lenders. In the meantime, we will continue to prepare products for FDA inspection and continue to anticipate the reintroduction of approved products into the market.

(d) Narrative Description of Business

Overview

We are a fully integrated specialty pharmaceutical company that develops, manufactures, acquires and markets technologically-distinguished branded and generic/non-branded prescription pharmaceutical products. We have a broad range of dosage form manufacturing capabilities, including tablets, capsules, creams and liquids. We conduct our branded pharmaceutical operations through Ther-Rx and, previously, our generic/non-branded pharmaceutical operations through ETHEX, which focused principally on technologically-distinguished generic products. Through PDI (divested in June 2010), we developed, manufactured and marketed technologically advanced, value-added raw material products for the pharmaceutical industry and other markets.

Our original strategy was to engage in the development of proprietary drug delivery systems and formulation technologies which enhance the effectiveness of new therapeutic agents and existing pharmaceutical products. Today we utilize several of those technologies, such as SITE RELEASE® and oral controlled release technologies, in our branded and generic products.

Our Business Today

Because of the steps taken by us with respect to the nationwide recall and suspension of shipment of all products manufactured by us, the requirements under the consent decree, certain consequences resulting from the entry into the plea agreement and the Divestiture Agreement and the ongoing private litigation and governmental inquiries, we have realigned our operations and business to concentrate our efforts on maintaining and attempting to increase our limited cash and financial resources and expeditiously reintroducing certain approved products to the market. To that end, we have focused our recent efforts as follows:

•

In conjunction with us securing funding with the Lenders, we have made the strategic decision largely to tie our future to the development and commercialization of branded specialty pharmaceuticals. We are working with third-party consultants and the FDA to obtain approval to resume shipping of key women’s healthcare branded products, including Clindesse® and Gynazole-1®, and we are also preparing for the potential FDA approval of Gestiva™ later this fiscal year.

•

As we continue to move forward toward the approval of additional generic products for re-launch, we have retained Jefferies to lead a process to evaluate strategic alternatives for our generic business and subsidiary, Nesher, which could include a sale of Nesher to a third-party or the Lenders. Nesher has the rights to a portfolio of generic drug products that have historically held leadership positions within their targeted therapeutic categories.

•

We are making efforts to expeditiously meet the requirements set forth in the consent decree. We do not expect to generate any significant revenues from products that we manufacture until we can resume shipping more of our approved products. In September 2010, we received approval from the FDA to begin shipping Potassium Chloride ER Capsules, including Micro-K® 10mEq and Micro-K® 8mEq, products. We are continuing to prepare other products for FDA inspection but do not expect to resume shipping other products until the first quarter of calendar year 2011, at the earliest. We are currently working with Lachman, an independent cGMP expert retained by us pursuant to the consent decree, to meet the requirements set forth in the consent decree.

•

On November 17, 2010, we entered into an agreement with the Lenders for a senior secured debt financing package of up to $120.0 million consisting of (1) a fully funded $60.0 million term loan (the “Bridge Loan”) that was used to retire the $20.0 million loan previously provided by the Lenders on September 13, 2010, and provide for general corporate and working capital purposes and (2) a commitment to provide a multi-draw term loan (the “Multi-Draw Term Loan”) up to an aggregate principal amount of $120.0 million that will be available to our Company following its satisfaction of certain conditions, including the approval of Gestiva™, which has an FDA action date of January 13, 2011. The Company plans to use the Multi-Draw Term Loan for purposes that include retiring the Bridge Loan, costs related to Gestiva™, including a milestone payment to Hologic, and general corporate and working capital purposes. (See Note 25—“Subsequent Events” of the Notes to the Consolidated Financial Statements included in this Annual Report on Form 10-K for information on this senior secured debt.)

•

In March 2010, we continued a company-wide restructuring effort designed to streamline our business and align our infrastructure to the reduced scale of our operations. Part of the realignment included a substantial reduction of our workforce that reduced headcount by approximately 300 employees. Despite the restructuring, we believe we have retained an adequate number of personnel to support our initial re-entry into the market. In conjunction with our restructuring effort, we also are examining and implementing process improvements in all areas of our Company.

•

Our restructuring effort also has included an updated criteria-based review of the pipeline of products we had under development. Product candidates in our development portfolio were evaluated based on factors with respect to each product that included, among other things, market potential, a revised return on investment profile, probability of clinical success, time and cost of development, synergies with our core competencies, and competitive landscape. Based on this evaluation and due to the restructuring effort undertaken to adjust our infrastructure and scale of operations (including a reduction in headcount of approximately 300 employees on March 31, 2010), we realigned our research and development efforts to focus on projects that we believe have the highest potential return on investment in areas such as women’s healthcare for our branded business.

•

Cash management is a particularly critical focus for us. As previously discussed, we have implemented significant cost saving measures to mitigate the financial impact of the suspension of the manufacturing and shipment of the products we manufacture. These measures included a substantial reduction of our workforce and an ongoing realignment of our cost structure, as well as a mandatory salary reduction program implemented in September 2010 reducing the base salaries of exempt employees by 15% to 25%.

•

We have raised additional cash and continue to pursue additional initiatives to increase our cash. During fiscal year 2010, we raised cash by, among other things, (1) selling to Perrigo Company our first-to-file Paragraph IV Abbreviated New Drug Application (“ANDA”) with the FDA for a generic equivalent version of GlaxoSmithKline’s Duac® gel (we expect to receive an additional $2.0 million as a milestone payment upon the completion of a successful technical transfer), (2) monetizing all of the ARS (auction rate securities) held by us (see Note 6—“Investment Securities” of the Notes to the Consolidated Financial Statements included in this Annual Report on Form 10-K for information on a settlement agreement related to the monetization of our holdings of ARS and the proceeds received in connection therewith), (3) carrying back net operating losses to generate tax refunds and (4) selling certain products not manufactured by us under the distribution and supply agreement with Purdue Pharma L.P. (together with certain affiliated entities, “Purdue”) (see Note 2—“Summary of Significant Accounting Policies—Revenue Recognition” of the Notes to the Consolidated Financial Statements included in this Annual Report on Form 10-K for more information regarding the litigation with Purdue and descriptions of the settlement agreement, the patent license agreement and the distribution and supply agreement). Since March 31, 2010, we completed the divestiture of PDI, a non-core business that was our wholly-owned subsidiary that developed and marketed specialty value-added raw materials and completed the sale of certain intellectual property and other assets related to our ANDA submitted to the FDA for the approval to engage in the commercial manufacture and sale of 1gm/10mL sucralfate suspension, and we entered into an agreement with the Lenders for the Bridge Loan of $60 million (see Note 25—“Subsequent Events” of the Notes to the Consolidated Financial Statements included in this Annual Report on Form 10-K). In addition, we are exploring opportunities to monetize other assets, including strategic alternatives with respect to our generic business. See Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Current and Anticipated Liquidity Position” for more information on our current and anticipated liquidity position as of November 30, 2010, including our cash position and expected near-term cash requirements.

•

We continue to review and modify our quality monitoring and testing programs and procedures in our effort to comply with the terms of the consent decree and cGMP regulations. To that end, we have implemented a series of procedures, which we believe will enhance quality standards in our products. Our goal is, and will continue to be, to enhance the quality, purity, safety and efficacy of each of our products. We believe that adherence to high quality standards can also promote a more efficient utilization of our personnel, materials and production capacity.

•

In connection with the previously anticipated exclusion of ETHEX from participation in federal healthcare programs, we ceased operations of ETHEX on March 2, 2010 and agreed with HHS OIG to dissolve ETHEX in order to resolve potential exclusion issues with respect to ETHEX and our Company. On May 10, 2010, we formed a wholly-owned subsidiary, Nesher, to operate as the sales and marketing company for our generic products, and in July 2010 our Board of Directors directed management to explore strategic alternatives with respect to Nesher and the assets and operations of our generic products business. We have retained Jefferies to advise us with this strategy, which could include a sale of Nesher to a third-party or the Lenders. In the meantime, we will continue to prepare products for FDA inspection and continue to anticipate the reintroduction of approved products into the market.

Despite our efforts, however, there can be no assurance that these or other initiatives intended to enable us to reintroduce additional approved products to the market or sell selected assets or businesses will be successful within the time frames currently projected by management or at all. See also the risk factors set forth in Item 1A—“Risk Factors” included in this Annual Report on Form 10-K.

In addition, one of our top priorities is to maintain and attempt to increase our limited cash and financial resources. As a result, if we determine that our current goal of meeting the consent decree’s requirements and returning our approved products to market or selling selected assets or businesses is likely to be significantly delayed, we may decide to further reduce our operations, including further reductions of our employee base, and to significantly curtail some or all of our efforts to meet the consent decree’s requirements and return our approved products to market. Such decision would be made on an analysis of the anticipated costs and benefits of bringing particular additional approved products back to the marketplace, as well as based on our ability to manage our near-term cash obligations, to obtain additional capital through asset sales and/or external financing and to expeditiously meet the consent decree’s requirements and return additional approved products to market. If such decision were to be made, we currently anticipate that we would focus our efforts on developing product candidates in our development portfolio that we believe have the highest potential return on investment, which we currently believe to be primarily Gestiva™ (17-alphahydroxyprogesterone caproate). We also expect to evaluate other alternatives available to us in order to increase our cash balance.

Ther-Rx—History of Our Branded Products Segment

We established Ther-Rx in 1999 to market brand name prescription pharmaceutical products that incorporated our proprietary technologies. Since its inception, Ther-Rx has generally focused on therapeutic areas within women’s healthcare. By targeting specialized physicians such as Obstetrician/Gynecologists (“OB/GYNs”), Ther-Rx has been able to leverage the cost efficiencies of a focused specialty sales force while developing stronger relationships with key prescribers. This strategy coupled with innovative products resulted in the growth of our business to a peak in net revenues of $212.3 million in fiscal year 2008. Due to a nationwide recall and suspension of shipment of all products manufactured by us in fiscal year 2009, as well as entering into a consent decree with the FDA, Ther-Rx’s net revenues declined to $114.8 million in fiscal year 2009, and to $9.0 million in fiscal year 2010.

Upon the return of our approved and Company-manufactured products to market, we plan to continue focusing our sales and marketing efforts in women’s healthcare. Ther-Rx maintains a corporate sales and marketing management team dedicated to planning and managing Ther-Rx’s sales and marketing efforts, including the anticipated launch of Gestiva™ if approved by the FDA.

Ther-Rx currently markets Evamist®, a unique transdermal estrogen therapy delivering a low dose of estradiol in a once-daily spray indicated for the treatment of moderate-to-severe vasomotor symptoms due to menopause. Because Evamist® is manufactured by a third-party, we have been able to continue marketing and selling Evamist® pursuant to the terms of the consent decree. Net revenues of Evamist® were $2.6 million in fiscal year 2009 and grew to $8.6 million in fiscal year 2010, despite a significant reduction in sales force and marketing- related expenses associated with the recall and suspension of shipments of Ther-Rx’s other products.

In September 2010, we received notification from the FDA of approval under the consent decree to resume shipment into the marketplace of the first of our approved products. Initial shipments of Micro-K® 10mEq and Micro-K® 8mEq began in September 2010. The FDA is expected to conduct additional inspections with respect to other approved products before deciding whether we may resume manufacturing and marketing such products. Among the products that will be reviewed for re-introduction to the market are Clindesse® and Gynazole-1®, Ther-Rx’s vaginal anti-infective products for bacterial vaginosis and vaginal yeast infections, respectively. If approved for return to market, these products have the potential to contribute significantly to the rebuilding of our branded business.

Regarding Gestiva™, as previously disclosed, we entered into an asset purchase agreement (the “Original Gestiva Agreement”) dated as of January 16, 2008, with Hologic. On January 8, 2010, we entered into an Amendment (the “Gestiva Amendment”) to the Original Gestiva Agreement with Hologic.

The Original Gestiva Agreement provided for, among other things, the following:

•

We would acquire the U.S. and worldwide royalty free, exclusive rights to Gestiva™ (17-alphahydroxyprogesterone caproate) and certain related assets (the “Purchased Assets”) upon approval of the pending New Drug Application for Gestiva (the “Gestiva NDA”) under review by the FDA.

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

In July 2010, we were informed by Hologic that a resubmission to the FDA’s Complete Response action letter received in January 2009 had been submitted for Gestiva™, 250 mg/mL. If approved, Gestiva™, commonly referred to as “17P,” would be the first and only FDA-approved drug for the prevention of preterm birth in women who are pregnant with a single baby and have spontaneously delivered a single baby preterm in the past. Subsequent to the July 2010 Complete Response submission, the FDA confirmed to Hologic that the submission was complete and therefore accepted. Furthermore, the FDA provided an action date of January 13, 2011.

We believe that our branded specialty pharmaceutical subsidiary, Ther-Rx, has strong potential to rebuild its business despite recent setbacks. Notwithstanding a reduced product portfolio since the end of fiscal year 2009, we have maintained continuous commercial operations and are in position to drive significant revenue growth with the anticipated FDA approval and launch of Gestiva™ and the anticipated FDA approval and re-launch of Clindesse® and Gynazole-1®.

See Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Annual Report on Form 10-K for additional financial information with respect to Ther-Rx.

ETHEX and Nesher—History of Our Specialty Generic/Non-Branded Segment

We established ETHEX in 1990 to utilize our portfolio of drug delivery systems to develop and market hard-to-copy generic/non-branded pharmaceuticals. Due to the nationwide recall and suspension of shipment of all products manufactured by us, net revenues for ETHEX declined from $364.2 million in fiscal year 2008 to $197.2 million in fiscal year 2009, and to $143.2 million in fiscal year 2010. Due to the requirements under the consent decree with which we must comply before resuming manufacturing and shipping of our approved generics products, we currently do not generate significant revenues from our specialty generics segment.

In connection with the settlement of three patent infringement cases brought against us by Purdue on June 9, 2009, we and Purdue entered into a settlement agreement, patent license agreement and a distribution and supply agreement that provided us certain limited rights to sell generic versions of OxyContin® extended-release tablets in the United States. See Note 15—“Commitments and Contingencies” of the Notes to the Consolidated Financial Statements included in this Annual Report on Form 10-K for more information regarding the litigation with Purdue and descriptions of the settlement agreement, the patent license agreement and the distribution and supply agreement. Substantially all of the $143.2 million of net revenues generated by ETHEX in fiscal year 2010 resulted from the sale of all of the generic OxyContin® allotted pursuant to the distribution agreement entered into with Purdue.

In connection with the previously anticipated exclusion of ETHEX from participation in federal healthcare programs, we ceased the operations of ETHEX on March 2, 2010. However, we have retained the ability to manufacture (once the requirements under the consent decree have been met), market and distribute all generic products and are in possession of all intellectual property related to generic products, including all NDAs and ANDAs. We currently do not anticipate that the voluntary guilty plea by ETHEX will have a material adverse effect on our efforts to comply with the requirements pursuant to the consent decree and to resume production and shipments of our approved products.

On May 10, 2010, we formed a wholly-owned subsidiary, Nesher, to operate as the sales and marketing company for our generic products. In July 2010, our Board of Directors directed management to explore strategic alternatives with respect to Nesher and the assets and operations of our generic products business. We have retained Jefferies to advise us with this strategy, which could include a sale of Nesher to a third-party or the Lenders. In the meantime, we will continue to prepare products for FDA inspection and continue to anticipate the reintroduction of approved products into the market.

On November 15, 2010, we entered into the Divestiture Agreement with HHS OIG under which we agreed to sell the assets and operations of ETHEX to unrelated third parties prior to April 28, 2011 and to file articles of dissolution with respect to ETHEX under Missouri law by that date. Pursuant to our secured loan agreement with the Lenders, we filed the articles of dissolution on December 15, 2010. Following the filing, ETHEX may not engage in any new business other than winding up its operations and will engage in a process provided under Missouri law to identify and resolve its liabilities over at least a two-year period.

Please see Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Annual Report on Form 10-K for additional financial information with respect to ETHEX.

PDI—Our Discontinued Value-Added Raw Material Business

PDI develops and markets specialty value-added raw materials, including drugs, directly compressible and microencapsulated products, and other products used in the pharmaceutical industry and other markets. Its products include value-added active drug molecules, vitamins, minerals and other raw material ingredients that provide benefits such as improved taste, altered or controlled release profiles, enhanced product stability and efficiency and other manufacturing process advantages. PDI has also been a significant supplier of value-added raw materials for the development and manufacture of both existing and new products at Ther-Rx and ETHEX. A leased facility used by PDI was damaged by an accidental fire which occurred on June 1, 2009. The incident did not affect any of our finished product manufacturing, packaging, or distribution facilities. PDI’s primary business utilizes contract manufacturing, which was unaffected by the fire. As a result of the decision to sell PDI in March 2009, we identified the assets and liabilities of PDI as held for sale at March 31, 2010 and 2009 and have segregated PDI’s operating results and presented them separately as a discontinued operation for all periods presented in our financial statements.

On June 2, 2010, we completed the sale of certain assets associated with the business of PDI. See Note 25—“Subsequent Events” of the Notes to the Consolidated Financial Statements included in this Annual Report on Form 10-K.

Our Business in the Future

Although subject to significant uncertainties as discussed in this Annual Report on Form 10-K, our goal is to again be a successful participant in the pharmaceutical industry and we are making substantial efforts to meet the requirements under the consent decree with the aim of expeditiously reintroducing certain of our approved products and Gestiva™ to the market.

Assuming that we are successful with our efforts to meet the consent decree’s requirements and return certain of our approved products and Gestiva™ to the market, our long-term goals and strategies are planned to incorporate the following key elements:

•

We plan to focus on projects specific to women’s healthcare that we believe have the highest potential return on investment (which we currently believe to be primarily Gestiva™), to streamline product lines, to implement Company-wide efficiencies and to make disciplined spending decisions.

•

We expect that our future product pipeline will consist of product opportunities resulting from both acquisitions and specifically targeted internal development efforts. We plan to optimize our product development portfolio by building on our core competencies in the area of women’s health for our branded business. We plan to continue to seek branded product acquisition opportunities that are complementary to our current and planned portfolio of women’s health products.

•

We expect that our planned portfolio of branded products will reflect our focus on promoting the health and well-being of women. We believe we can address this market in a cost effective way by targeting specialty physician groups with a streamlined specialty sales force.

•

We plan to maximize the value of our specialty generic/non-branded assets by concentrating our efforts on a targeted portfolio of diversified, successful products, while at the same time exploring strategic alternatives with respect to our generic products business, which could include a sale of Nesher to a third-party or the Lenders. We expect to implement better planned, more effective production schedules for products as they are permitted by the FDA to return to the marketplace with the primary goal of reinstating and maintaining compliance with cGMP regulatory requirements. In addition, over time we plan to re-design our manufacturing facilities to incorporate newer equipment and streamlined processes, which we believe will help us reduce waste, increase efficiency, and, most importantly, maintain compliance with cGMP regulatory requirements. We will evaluate and potentially implement outsourcing production of certain products if such outsourcing will help us to compete more effectively.

Despite our efforts, however, there can be no assurance that these initiatives will be successful. See also the risk factors set forth in Item 1A—“Risk Factors” included in this Annual Report on Form 10-K.

Sales and Marketing

We have marketed products directly to wholesalers, distributors, retail pharmacy chains, mail order pharmacies and group purchasing organizations. We also have marketed our products indirectly to independent pharmacies, managed care organizations, hospitals, nursing homes, pharmacy benefit management companies and government entities. These customers, referred to as “indirect customers,” purchase our products primarily through our wholesale or distributor customers. We service these customers with a small external sales force and internal marketing team.

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

Ther-Rx also has a corporate sales and marketing management team dedicated to planning and managing Ther-Rx’s sales and marketing efforts. As part of an ongoing realignment of our cost structure relative to our inability to manufacture and ship products manufactured by us and the requirements under the consent decree, we have reduced our workforce to be in line with the anticipated level of ongoing business. Accordingly, Ther-Rx reduced its branded sales force from approximately 330 specialty sales representatives at December 31, 2008 to approximately 76 specialty sales representatives at March 31, 2010 and 52 specialty sales representatives at November 30, 2010. We plan to substantially increase the size of our sales force related to the pending approval by the FDA and subsequent commercial launch of Gestiva™.

Although we have sold our products internationally, we have not had material operations or sales in foreign countries and our sales are not subject to significant geographic concentration outside of the United States.

Research and Development

Our research and development activities have historically included the development of new drug delivery technologies, the formulation of brand name proprietary products and the development of generic versions of previously approved brand name pharmaceutical products. In fiscal years 2009 and 2008, total research and development expenses were $69.8 million and $48.9 million, respectively, excluding acquired in-process research and development. Fiscal year 2010 spending was significantly reduced to $29.0 million, excluding acquired in-process research and development, due to our efforts to reduce operating expenses and constraints under the consent decree.

Our ability to internally develop new products was limited in fiscal year 2010 as we concentrated on meeting the requirements of the consent decree. Until the successful FDA inspection in September 2010, we did not have approved cGMP systems to use to manufacture drugs for clinical trials in our own facilities. The consent decree has always allowed us to manufacture drugs for non-clinical laboratory studies or other research and testing that does not involve exposure of human research subjects. Our internal R&D resources in fiscal year 2010 were concentrated on assisting the return of previously approved products to the market following the FDA-approved process.

Our restructuring efforts included a criteria-based review of the pipeline of products we had under development at the time of the consent decree. Product candidates in our development portfolio were evaluated based on market potential, probability of clinical success, time and cost of development, and the competitive effect of our inability to progress the internal programs significantly in fiscal years 2009 and 2010. Cost containment efforts also required a reduction in the number of research and development personnel, from approximately 200 to approximately 50, further reducing our ability to progress multiple programs. We realigned our research and development efforts to focus on fewer projects that we believe have the highest potential return on investment in areas such as women’s healthcare for our branded business and complex extended-release products for our generic business.

The focus of our new drug development in fiscal year 2010 was working with Hologic to enroll patients in the Gestiva™ confirmatory Phase IV trial to complete the resubmission to the FDA of this drug for the prevention of preterm birth in women with a history of spontaneous preterm birth. This Complete Response was submitted to the FDA on July 13, 2010. In addition there are still generic ANDAs under review at the FDA from our company. Future efforts will focus on niche specialty products that complement the existing women’s health portfolio, through either acquisition or internal development.

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

Our policy is to file patent applications in appropriate situations to protect and preserve, for our own use, technology, inventions and improvements that we consider important to the development of our business. As business conditions change, however, we maintain our ability to quickly adapt by focusing resources on those patent applications that we deem to provide the greatest value or potential value. We currently hold domestic and foreign issued patents, the last of which expires in fiscal year 2027, relating to our controlled-release, site-specific, quick dissolve, and vitamin absorption technologies. We have been granted or acquired the rights to 40 U.S. patents and have 27 U.S. patent applications pending. In addition, we have approximately 100 foreign issued patents and dozens of patent applications pending primarily in Canada, Europe, Australia, Japan, South America, Mexico and South Korea. We depend on our patents and other proprietary rights, although we cannot be certain of their confidentiality, validity and protection (see also Item 1A—“Risk Factors”).

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

Manufacturing and Facilities

All of our facilities at March 31, 2010, aggregating approximately 1.2 million square feet, are located in the St. Louis, Missouri metropolitan area. We own facilities with approximately 1.1 million square feet, with the balance under various leases at pre-determined annual rates under agreements expiring from fiscal year 2010 through fiscal year 2017, subject in most cases to renewal at our option. See Item 2—“Properties” in this Annual Report on Form 10-K for more information. Substantially all our real estate interests are pledged to secure our indebtedness.

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

As previously noted, on March 2, 2009, we entered into a consent decree with the FDA regarding our drug manufacturing and distribution. The consent decree was entered by the U.S. District Court, Eastern District of Missouri, Eastern Division on March 6, 2009 and continues for a period of six years following satisfaction of certain obligations contained in the consent decree after which the Company may petition the Court for relief from the consent decree. As part of the consent decree, we have agreed not to directly or indirectly do or cause the manufacture, processing, packing, labeling, holding, introduction or delivery for introduction into interstate commerce at or from any of our facilities of any drug, until we have satisfied certain requirements designed to demonstrate compliance with the FDA’s cGMP regulations. The consent decree provides for a series of measures that, when satisfied, will permit us to resume the manufacture and distribution of approved drug products marketed by our generic and branded subsidiaries. The consent decree further provides that, before resuming manufacturing, we will retain and have an independent cGMP expert undertake a review of our facilities and certify compliance with the FDA’s cGMP regulations. Following that certification, the FDA was to make a determination as to whether our facilities are in compliance. On January 13, 2010, our independent cGMP expert, Lachman, notified the FDA that Lachman had performed a comprehensive inspection and that our facilities and controls are in compliance with cGMP and the consent decree, but advised us to enact further enhancements to certain aspects of our cGMP systems. In accordance with the advice from Lachman, we continued to enhance our cGMP systems, and Lachman subsequently reinspected our cGMP systems and on April 26, 2010 certified our compliance with all cGMP systems requirements.

The next step in the process for resumption of product shipment was for Lachman to certify individual product(s) manufactured under the newly certified cGMP systems. We completed the manufacture of validation batches of the first product, which were successfully completed through Lachman review on July 27, 2010.

Lachman certified the manufacture of the product on July 27, 2010, and during the week of August 16, 2010 the FDA subsequently conducted its own inspection of our facilities, systems and processes as outlined in the consent decree and found no adverse findings. The Company received notification from the FDA on September 8, 2010 of approval under the consent decree to ship into the marketplace the first of our approved products, i.e., Potassium Chloride. We resumed shipment of extended release potassium chloride capsule, Micro-K® 10mEq and Micro-K® 8mEq, in September 2010.

Competition

The primary means of competition in our industry are innovation and development, timely FDA approval, manufacturing capabilities, product quality, marketing, customer service, drug delivery systems, reputation and price. To compete effectively on the basis of price and remain profitable, a generic drug manufacturer must manufacture its products in a cost-effective manner. Our competitors include other specialty pharmaceutical companies, other generic and branded companies, and brand companies that, prior to patent expiration or as relevant patents expire, license their products to generic manufacturers for sale as what are commonly referred to as “authorized generics.” Further, regulatory approvals typically are not required for a brand manufacturer to sell its pharmaceutical products directly or through a third-party as authorized generics, nor do such manufacturers face any other significant barriers to entry into such market. It is possible, however, that even if we are able to return some or all of our approved products to the market, certain of our existing customers will purchase smaller quantities or no quantities of our products. Such a potential loss of market share would likely result in limiting the prices we are able to charge for our approved products, which will negatively impact our gross margin. Moreover, entering into the consent decree and our withdrawal and recall of most of our products during fiscal year 2009 may have damaged our reputation in the market, which could result in additional competitive disadvantages.

Competition in the development and marketing of pharmaceutical products is intense and characterized by extensive research efforts and rapid technological progress. Many companies, including those with financial and marketing resources and development capabilities substantially greater than our own, are engaged in developing, marketing and selling products that compete with those that we previously offered. Our branded pharmaceutical products have been subject to competition from alternative therapies during the period of patent protection and thereafter also from generic equivalents. In addition, our generic/non-branded pharmaceutical products have been subject to competition from pharmaceutical companies engaged in the development of alternatives to the generic/non-branded products we previously offered or have undertaken to develop. Our competitors may develop generic products before we do or may have pricing advantages over our products. In our specialty pharmaceutical businesses, we compete primarily on the basis of product efficacy and safety, breadth of product line, differentiated features of our products and price. We believe that, once we have satisfied the requirements of the consent decree, our patents, proprietary trade secrets, technological expertise, product development and manufacturing capabilities will enable us to develop products to compete effectively in the marketplace.

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

Manufacturers of controlled substances must also comply with the federal Controlled Substances Act of 1970 (the “CSA”) and regulations promulgated by the DEA, as well as similar state and local regulatory requirements for manufacturing, distributing, testing, importing, exporting and handling controlled substances. Manufacturers that generate toxic or dangerous wastes also must comply with applicable environmental laws and their implementing regulations.

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

Product development and approval within the FDA regulatory framework take a number of years, involve the expenditure of substantial resources, and are uncertain. Many drug products ultimately do not reach the market because they are not found to be safe or effective or cannot meet the FDA’s other regulatory requirements. After a product is approved, the FDA may revoke or suspend the product approval if compliance with post-market regulatory standards is not maintained or if problems occur after the product reaches the marketplace. In addition, the FDA may require post-marketing studies to monitor the effect of approved products, and may limit further marketing of the product based on the results of these post-market studies or evidence of safety concerns. Further, the current regulatory framework may change and additional regulatory or approval requirements may arise at any stage of our product development that may affect approval, delay the submission or review of an application or require additional expenditures by us. We may not be able to obtain necessary regulatory clearances or approvals on a timely basis, if at all, for any of our products under development. Delays in receipt or failure to receive such clearances or approvals, the loss of previously received clearances or approvals, or failure to comply with existing or future regulatory requirements could have a material adverse effect on our business.

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

•

505(b)(2) New Drug Application. Another form of an NDA is the “505(b)(2) NDA,” which typically is used to seek FDA approval of products that share characteristics (often, the active ingredient(s)) with a previously approved product of another company, but contain modifications to, or differences from, the approved product that preclude submission of an abbreviated new drug application. A 505(b)(2) NDA is in order where at least some of the information required for approval does not come from studies conducted by or for the applicant or for which the applicant has obtained a right of reference. Usually, this means the application relies on the FDA’s previous approval of a similar product or reference listed drug, or published data in scientific literature that are not the applicant’s.

•

Abbreviated New Drug Application (“ANDA”). An ANDA is filed when approval is sought to market a generic equivalent of a drug product previously approved under an NDA or 505(b)(2) NDA and listed in the FDA’s “Orange Book.” Rather than directly demonstrating the product’s safety and effectiveness, as is required of an NDA, an ANDA must show that the proposed generic product is the same as the previously approved product in terms of active ingredient(s), strength, dosage form, route of administration and bioavailability. In addition, with certain exceptions, the generic product must have the same labeling as the product to which it refers.

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

An IND becomes effective 30 days after receipt by the FDA unless the FDA, during that 30 day period, raises concerns or questions about the conduct of the proposed trials as outlined in the IND. If there are concerns or questions, the IND sponsor and the FDA must resolve them before clinical trials may begin. The FDA may authorize trials only on specified terms and may suspend clinical trials at any time on various grounds, including a finding that patients are being exposed to unacceptable health risks. If the FDA places a study on clinical hold, the sponsor must resolve all of the FDA’s concerns before the study may proceed. The IND application process may be extremely costly and can substantially delay development of products. Similar restrictive requirements also apply in other countries.

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

Success in early-stage clinical trials does not necessarily assure success in later-stage clinical trials. Data obtained from clinical activities are not always conclusive and may be subject to alternative interpretations that could delay, limit or even prevent regulatory approval. New regulations now require the posting of certain details about active clinical trials on government or independent websites (e.g., clintrials.gov), and subsequently a limited posting of the results of those trials. This helps prospective patients find out about trials they may wish to enroll in, but also provides some competitive intelligence to other companies working in the field. Failure to post the trial or its results in a timely manner can result in civil penalties and the rejection of the drug application.

The results of the product development, including preclinical studies, clinical studies, and product formulation and manufacturing information, are then submitted to the FDA as part of the NDA. The FDA also may conclude that as part of the NDA or the 505(b)(2) NDA, the sponsor must develop a risk evaluation and mitigation strategy (REMS) to ensure that the benefits of the drug outweigh the risks. A REMS may have different components, including a package insert directed to patients, a plan for communication with healthcare providers, restrictions on a drug’s distribution, or a medication guide to provide better information to consumers about the drug’s risks and benefits.

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

Acceptance for filing of an application does not assure FDA approval for marketing. The FDA has substantial discretion in the approval process and may disagree with an applicant’s interpretation of the submitted data, which could delay, limit, or prevent regulatory approval. If it concludes that the application does not satisfy the regulatory criteria for approval, the FDA typically issues a “Complete Response” letter communicating the agency’s decision not to approve the application and outlining the deficiencies in the submission. The Complete Response letter may request additional information, including additional preclinical testing or clinical trials. Even if such information and data are submitted, the FDA may ultimately decide that the NDA or 505(b)(2) NDA does not satisfy the criteria for approval.

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

The development process for generic products, although generally much shorter than that of products approved under a NDA or a 505(b)(2) NDA, can still be a matter of years. Because there is no legislation-mandated timeline for review of an ANDA by FDA as exists for an NDA, these applications generally take longer than an original NDA to receive an FDA Approval letter. In addition, certain changes to a product approved under an ANDA require submission of an ANDA supplement, and the time it takes to obtain, analyze and present the necessary information or data and have the FDA review the supplement can be significant.

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

Orphan Drug Exclusivity. The Orphan Drug Act was enacted by Congress to provide financial incentives for the development of drugs for rare conditions (affecting less than 200,000 individuals per year) in the United States. The orphan designation is granted for a combination of a drug entity and an indication and therefore it can be granted for an existing drug with a new (orphan) indication. Applications are made to the Office of Orphan Products Development at the FDA and a decision or request for more information is rendered in 60 days. New Drug Applications designated as orphan drugs are exempt from user fees, obtain additional clinical protocol assistance, are eligible for tax credits up to 50% of R&D costs, and are granted a 7 year period of exclusivity upon approval. The FDA cannot approve the same drug for the same condition (ANDA or NDA) during this period of exclusivity, except in certain circumstances where a new product demonstrates superiority to the original treatment.

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

Although restrictions under the consent decree currently preclude us from testing any new generic drugs under development that are made in our facilities, prior to entering into the consent decree, we had submitted ANDAs with the FDA seeking permission to market generic versions of several branded products, including varying strengths of the following:

•	Metadate CD® (methylphenidate hydrochloride) Extended-Release Capsules

•	Ritalin LA® (methylphenidate hydrochloride) Extended-Release Capsules

•	Focalin XR® (dexmethylphenidate hydrochloride) Extended-Release Capsules

•	Keppra XR® (levetiracetam) Extended-Release Tablets

With respect to the first three ANDA submissions noted above, we have sought favorable court rulings in patent infringement actions filed against us by the sponsors of the branded products. On March 1, 2010, we entered into a Settlement Agreement to settle the patent infringement actions with respect to Ritalin LA® and Focalin XR®. See Note 15—“Commitments and Contingencies—Litigation and Governmental Inquiries” of the Notes to the Consolidated Financial Statements included in this Annual Report on Form 10-K for more information regarding the settlement. On April 2, 2010, we entered into a Settlement and License Agreement to settle the patent infringement action with respect to Metadate CD®. See Note 15—“Commitments and Contingencies” of the Notes to the Consolidated Financial Statements included in this Annual Report on Form 10-K for more information regarding the settlement.

Paragraph IV opportunities are no longer available to the pending ANDAs due to not obtaining approval or tentative approval of the ANDAs as a result of the consent decree.

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

Drug Products Marketed Without FDA Approval. Drugs manufactured according to the Over-the-Counter (OTC) monographs in the Code of Federal Regulations can be lawfully marketed in the US without prior approval. Under the FDCA, FDA regulations, and statements of FDA policy, certain drug products are permitted to be marketed in the U.S. without prior approval. Within the past few years, the FDA has revised its enforcement policies, significantly limiting the circumstances under which these unapproved products may be marketed. If the FDA determines that a company is distributing an unapproved product that requires approval, the FDA may take enforcement action in a variety of ways, including product seizures and seeking a judicial injunction against distribution. Moreover, the FDA has said that, if it takes action against a company for an unrelated violation, it may expand its enforcement to other products manufactured or distributed by the company. Previously, in addition to drugs that have been subject to FDA review and approval, we manufactured and distributed a number of drug products without FDA approval. As part of the consent decree, we have agreed not to manufacture or distribute any drugs that require FDA approval unless we have obtained such FDA approval; when we resume production under the terms of the consent decree, any drug product requiring approval that we manufacture and commercially distribute will be the subject of an approved NDA, 505(b)(2) NDA, or ANDA.

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

U.S. Drug Enforcement Administration. The DEA regulates certain drug products containing controlled substances, such as opiods, and List I chemicals, such as pseudoephedrine, pursuant to the Controlled Substance Act (“CSA”). The CSA and DEA regulations impose specific requirements on manufacturers and other entities that handle these substances including with respect to registration, recordkeeping, reporting, storage, security and distribution. Recordkeeping requirements include accounting for the amount of product received, manufactured, stored and distributed. Companies handling either controlled substances or List I chemicals are also required to maintain adequate security and to report suspicious orders, thefts and significant losses. The DEA periodically inspects facilities for compliance with the CSA and its regulations. Failure to comply with current and future regulations of the DEA could lead to a variety of sanctions, including revocation or denial of renewal of DEA registrations, injunctions, or civil or criminal penalties. In June 2010, we entered into a Memorandum of Agreement (“MoA”) with the DEA agreeing to certain terms and restrictions related to controlled substances in lieu of the DEA initiating Order to Show Cause proceedings to revoke all of our DEA registrations and to deny any pending applications for registration. The MoA was entered into as a result of a routine DEA inspection in September 2008 during which the DEA concluded that we had systematically failed to provide and maintain effective controls and procedures to guard against the theft and diversion of pseudoephedrine and thereby placed the public health and safety at risk. On October 26, 2010 we completed the disposal of this raw material as witnessed by a DEA investigator, which marked the completion of the condition of our MoA with the DEA.

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

A manufacturer must also participate in the 340B drug pricing program in order for federal funds to be available to pay for the manufacturer’s drugs under Medicaid and Medicare Part B. Under this program, the participating manufacturer agrees to charge statutorily-defined covered entities no more than the 340B discounted price for the manufacturer’s covered outpatient drugs. The formula for determining the discounted purchase price is defined by statute and is based on the AMP and rebate amount for a particular product as calculated under the Medicaid drug rebate program, discussed above. To the extent that recently enacted health reform legislation, as discussed above, causes the statutory and regulatory definitions of AMP and the Medicaid rebate amount to change, these changes also will impact the discounted purchase prices that a manufacturer is obligated to provide under this program. This same health care reform legislation also expands the 340B drug pricing program to include new entity types and obligates manufacturers to sell to covered entities if they sell to any other purchaser, effective for drugs purchased on or after January 1, 2010.

The recently enacted health care reform legislation currently is the subject of further proposed amendments in Congress, which if passed, could further impact these programs and us.

There has been enhanced political attention, governmental scrutiny and litigation at the federal and state levels of the prices paid or reimbursed for pharmaceutical products under Medicaid and other government programs. See Item 1A—“Risk Factors—Investigations of the calculation of average wholesale prices may adversely affect our business” and Note 15—“Commitments and Contingencies—Litigation and Governmental Inquiries” of the Notes to the Consolidated Financial Statements included in this Annual Report on Form 10-K.

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

Federal false claims laws prohibit any person from knowingly presenting, or causing to be presented, a false claim for payment to the federal government, or knowingly making, or causing to be made, a false statement to get a false claim paid or to reduce an amount owed to the federal government. Recently, several pharmaceutical and other health care companies have been prosecuted under these laws for allegedly providing free product to customers with the expectation that the customers would bill federal programs for the product or for allegedly misreporting the pricing data on which Medicaid rebates are calculated so as to reduce the amount of rebates owed to state Medicaid programs. Other companies have been prosecuted for causing false claims to be submitted because of the company’s marketing of the product for unapproved, and thus non-reimbursable, uses. We understand that our subsidiary ETHEX has been named as a defendant in a qui tam litigation filed under seal based on such claims with respect to certain unapproved drug products sold by ETHEX and we have been responding to subpoenas and inquiries by the HHS OIG and the U.S. Department of Justice’s U.S. Attorney’s

Office in Boston in connection with such claims (see Note 13—“Long-Term Debt” of the Notes to the Consolidated Financial Statements included in this Annual Report on Form 10-K). The majority of states also have statutes or regulations similar to the federal anti-kickback law and false claims laws, which apply to items and services reimbursed under Medicaid and other state programs, or, in several states, apply regardless of the payor. Sanctions under these federal and state laws may include civil monetary penalties, exclusion of a manufacturer’s products from reimbursement under government programs, debarment from contracting with the government, criminal fines, and imprisonment.

Environment

We do not expect that compliance with federal, state or local provisions regulating the discharge of materials into the environment or otherwise relating to the protection of the environment will have a material effect on our capital expenditures, earnings or competitive position.

Employees

We have realigned and restructured our sales force and our production workforce. As a result of such measures, we reduced our employee headcount from approximately 681on February 28, 2010 to approximately 392 on March 31, 2010 and to approximately 325 on November 30, 2010.

Executive Officers of Our Company

The following is a list of our current executive officers, their ages, their positions with our company and their principal occupations for at least the past five years.

NAME	AGE	POSITION HELD AND PAST EXPERIENCE
Gregory J. Divis, Jr.	44	President and Chief Executive Officer since November 2010; Interim President and Interim Chief Executive Officer from June 2010 to November 2010; President, Ther-Rx Corporation from July 2007 to November 2010; Vice President, Business Development and Life Cycle Management, Sanofi-Aventis U.S. from February 2006 to July 2007; Vice President Sales, Respiratory East, Sanofi-Aventis U.S. from June 2004 to February 2006; Executive Director, Sales and Marketing National Accounts, Reliant Pharmaceuticals from December 2003 to June 2004; Vice President and Country Manager United Kingdom and Ireland, Schering-Plough from May 2002 to December 2003; Vice President, Field Operations Oncology-Biotech Division, Schering-Plough from October 2000 to April 2002.

Thomas S. McHugh	46

Chief Financial Officer and Treasurer since July 2010; Chief Accounting Officer of our Company since February 2010; Interim Chief Financial Officer, Interim Treasurer, Vice President of Finance and Corporate Controller of our Company from September 2009 to April 2010; Vice President of Finance and Corporate Controller of our Company from January 2009 to July 2010; Managing Director and Global Controller, BearingPoint, Inc. from 2005 to 2008; Chief Financial Officer, Huttig Building Products, Inc., from 2000 to 2005.

Gregory Bentley	61	Senior Vice President - Law and Secretary of our Company since June 2010 and August 2010, respectively; Member, Board of Directors of our Company since June 2010; in private practice as an attorney from January 2009 to June 2010; Senior Vice President and General Counsel of our Company from April 2006 to January 2009; Executive Vice President, General Counsel, Secretary and Corporate Compliance Officer, aaiPharma, Inc. from 1999 to April 2006.

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

There is substantial doubt about our ability to continue as a going concern. Our consolidated financial statements included in this Annual Report on Form 10-K are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The historical consolidated financial statements included in this Annual Report on Form 10-K do not include any adjustments that might be necessary if we are unable to continue as a going concern.

The assessment of our ability to continue as a going concern was made by management considering, among other factors: (i) the timing and number of additional approved products that will be reintroduced to the market and the related costs; (ii) the suspension of shipment of all products manufactured by us and the requirements under the consent decree with the FDA; (iii) the possibility that we may need to obtain additional capital despite the senior secured loan we obtained in November 2010; (iv) the potential outcome with respect to the governmental inquiries, litigation or other matters described in Note 15—“Commitments and Contingencies” of the Notes to the Consolidated Financial Statements included in this Annual Report on Form 10-K; and (v) our ability to comply with debt covenants. Our assessment was further affected by our fiscal year 2009 net loss of $313.6 million, our fiscal year 2010 net loss of $283.6 million and the outstanding balance of cash, cash equivalents and short-term marketable securities (excluding PDI assets, which are accounted for as assets held for sale) of $60.7 million as of March 31, 2010. For periods subsequent to March 31, 2010, we expect significant losses to continue because we are unable to generate any significant revenues from our own manufactured products until we are able to resume shipping more of our approved products and until after GestivaTM is approved, if it is approved, and we are able to start sales of that product. We received notification from the FDA on September 8, 2010 of approval to ship into the marketplace the first product approved under the consent decree, i.e., Potassium Chloride ER Capsule. We resumed shipment of extended release potassium chloride capsule Micro-K® 10mEq and Micro-K® 8mEq in September 2010. We are continuing to prepare other products for FDA inspection and do not expect to resume shipping other products until the first quarter of calendar year 2011, at the earliest. In addition, we must meet ongoing operating costs as well as costs related to the steps we are currently taking to prepare for reintroducing other approved products to the market. If we are not able to obtain the FDA’s clearance to resume manufacturing and distribution of many of our approved products in a timely manner and at a reasonable cost, or if our planned Gestiva™ product is not approved by the FDA on a timely basis or if revenues from its sale prove to be insufficient, our financial position, results of operations, cash flows and liquidity will continue to be materially adversely affected. These conditions raise substantial doubt about our ability to continue as a going concern.

Based on current financial projections, we believe the continuation of our Company as a going concern is primarily dependent on our ability to address, among other factors: (i) the timely FDA approval of Gestiva™ and its successful launch and product sales; (ii) the timing, number and revenue generation of approved products that will be introduced or reintroduced to the market and the related costs; (iii) the suspension of shipment of all products manufactured by us and the requirements under the consent decree with the FDA (other than the Potassium Chloride ER Capsule, including Micro-K® 10mEq and Micro-K® 8mEq, products that are the subject of the FDA notification letter discussed above); (iv) the possibility that we will need to obtain additional capital despite the senior secured loan we were able to obtain in November 2010; (v) the potential outcome with respect to the governmental inquiries, litigation or other matters described in Note 15—“Commitments and Contingencies” of the Notes to the Consolidated Financial Statements included in this Annual Report on Form 10-K; (vi) our ability to comply with the conditions set forth in a letter received approving certain waivers of covenants under our mortgage loan agreement, as more fully described in Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources”; and (vii) compliance with other debt covenants. While we address these matters, we must continue to meet expected near-term obligations, including normal course operating cash requirements and costs associated with introducing or reintroducing approved products to the market (such as costs related to our employees, facilities and FDA compliance), remaining payments associated with the acquisition of the rights to Gestiva™ (see Note 5—“Acquisitions” of the Notes to the Consolidated Financial Statements included in this Annual Report on Form 10-K), the financial obligations pursuant to the plea agreement (see Note 12—“Accrued Liabilities” of the Notes to the Consolidated Financial Statements included in this Annual Report on Form 10-K), costs associated with our legal counsel and consultant fees, as well as the significant costs, such as legal and consulting fees, associated with the steps taken by us in connection with the consent decree and the litigation and governmental inquiries. If we are not able to obtain the FDA’s clearance to resume manufacturing and distribution of certain or many of our approved products in a timely manner and at a reasonable cost and/or if we experience adverse outcomes with respect to any of the governmental inquiries or litigation described in Note 15—“Commitments and Contingencies” of the Notes to the Consolidated Financial Statements included in this Annual Report on Form 10-K, our financial position, results of operations, cash flows and liquidity will continue to be materially adversely affected.

In the near term, we are focused on performing the following: (i) preparing for the approval and commercial launch of Gestiva™; (ii) meeting the requirements of the consent decree, which will allow our approved products (other than the Potassium Chloride ER Capsule, including Micro-K® 10mEq and Micro-K® 8mEq, products that are the subject of the FDA notification letter discussed above) to be reintroduced to the market; (iii) evaluating strategic alternatives with respect to Nesher; and (iv) pursuing various means to minimize operating costs and increase cash. Since March 31, 2010, we have generated non-recurring cash proceeds to support our on-going operating and compliance requirements from the divestiture of PDI, the sale of certain intellectual property and other assets related to our ANDAs submitted to the FDA for the approval to engage in the commercial manufacture and sale of 1gm/10mL sucralfate suspension and the agreement with the Lenders for the Bridge Loan facility of $60.0 million (see Note 25—“Subsequent Events” of the Notes to the Consolidated Financial Statements included in this Annual Report on Form 10-K). While these cash proceeds were sufficient to meet near-term cash requirements, we are pursuing ongoing efforts to increase cash, including the continued implementation of cost savings, exploration of strategic alternatives with respect to Nesher and the assets and operations of our generic products business and other assets and the return of certain of additional approved products to market in a timely manner. We cannot provide assurance that we will be able to realize additional cost reductions from reducing our operations, that some or many of our approved products can be returned to the market in a timely manner (other than the Potassium Chloride ER Capsule, including Micro-K® 10mEq and Micro-K® 8mEq, products that are the subject of the FDA notification letter discussed above), that our higher profit approved products will return to the market in the near term or that we can obtain additional cash through asset sales or the issuance of equity. If we are unsuccessful in our efforts to return our products to market, or to sell assets or raise additional capital in the near term, we will be required to further reduce our operations, including further reductions of our employee base, or we may be required to cease certain or all of our operations in order to offset the lack of available funding.

We continue to evaluate the sale of certain of our assets. However, due to general economic conditions, we will likely be exposed to risks related to the overall macro-economic environment, including a lower rate of return than we have historically experienced on our invested assets and being limited in our ability to sell assets. In addition, we cannot provide any assurance that we will be successful in finding suitable purchasers for the sale of such assets. Even if we are able to find purchasers, we may not be able to obtain attractive terms and conditions for such sales, including attractive pricing. In addition, divestitures of businesses involve a number of risks, including the diversion of management and employee attention, significant costs and expenses, the loss of customer relationships, a decrease in revenues and earnings associated with the divested business, and the disruption of operations in the affected business. In addition, divestitures potentially involve significant post-closing separation activities, which could involve the expenditure of significant financial and employee resources. Inability to consummate identified asset sales or manage the post-separation transition arrangements could adversely affect our business, financial condition, results of operations, cash flows, and ability to comply with the obligations under our Bridge Loan.

Our future business success in the next several years, as well as the continued operation of our Company, depends critically upon a near-term approval of Gestiva™ by the FDA, our subsequent acquisition of Gestiva™ from Hologic, our successful market launch of this product and our ability to achieve revenues consistent with our business expectations and revenue covenants to the Lenders. A failure to achieve these objectives and sufficient market success in selling this product will materially adversely affect the success and viability of our Company and would likely result in default under the Bridge Agreement.

As previously disclosed, we have an agreement to complete the acquisition of Gestiva™ from Hologic upon FDA approval for an additional payment of $25.0 million to Hologic, in addition to subsequent additional milestone payments. The FDA has also given an action date with respect to the approval of Gestiva™ of January 13, 2011. Our intent upon FDA approval and the completion of the acquisition of Gestiva™ is to commercially launch this product. We have certain revenue expectations with respect to both the sale of Gestiva™ as well as the sales of our approved products that are allowed to return to the market by FDA following successful inspections under the consent decree that underlie our revenue covenants in the Bridge Loan. If we cannot timely and successfully obtain such FDA approval, complete the acquisition of Gestiva™ from Hologic, commercially launch Gestiva™, and achieve those revenue expectations with respect to Gestiva™, this would result in material adverse impact on our results of operations, failure to meet our revenue covenants in the Bridge Loan, and ability to continue as a going concern.

Moreover, if we fail to pay to Hologic any of the remaining payments under our agreement, as amended, with Hologic, our rights to the Gestiva assets will transfer back to Hologic.

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

If, prior to the Final Payment Date, we fail to timely pay a scheduled payment, we are obligated to transfer back to Hologic ownership of the Purchased Assets (as defined in the Amended Gestiva Agreement), including certain improvements made thereto by us, as well as other after-acquired assets and rights used by us in connection with the Gestiva business (the “Retransfer”). If the Retransfer were to occur, we would not be reimbursed for the payments we have made up to that point to Hologic under the Amended Gestiva Agreement. Our failure to pay any of the remaining payments under the Amended Gestiva Agreement and the resulting Retransfer would have a material adverse effect on our business, financial condition, results of operations and cash flows.

We have decided to sell certain assets and to explore strategic alternatives with respect to other assets, including our generic products business. Such sales could pose risks and may materially adversely affect our business. Our failure to liquidate or sell assets on terms favorable to us, or at all, could have a material adverse effect on our financial condition and cash flows and on our ability to meet our covenants under the Bridge Loan.

We have completed the sale of substantially all of the assets of PDI, and the sale of certain other assets. We currently plan to sell certain of our other assets, and are exploring strategic alternatives with respect to our generic products business, which could include a sale of the generics products business to a third-party or the Lenders. However, due to the general economic slowdown, we will likely be exposed to risks related to the overall macro-economic environment, including a lower rate of return than we have historically experienced on our invested assets and being limited in our ability to sell assets or to identify and carry out advantageous strategic alternatives.

As noted above, we plan to market for sale certain assets and will seek to identify other assets for potential sale and to explore strategic alternatives for our generics products business. However, we cannot provide any assurance that we will be successful in finding suitable purchasers for the sale of such assets. Even if we are able to find purchasers, we may not be able to obtain attractive terms and conditions for such sales, including attractive pricing. In addition, divestitures of businesses may also involve a number of risks, including the diversion of management and employee attention, significant costs and expenses, the loss of customer relationships, a decrease in revenues and earnings associated with the divested business, and the disruption of operations in the affected business. In addition, divestitures potentially involve significant post-closing separation activities, which could involve the expenditure of significant financial and employee resources.

Our inability to consummate identified sales, manage the post-separation transition arrangements, or identify and carry out advantageous strategic alternatives could adversely affect our business, financial condition, results of operations and cash flows. We have a $60.0 million mandatory payment obligation on March 20, 2011 (or such earlier date as we may sell our generics products business) and, if we sell that business, we intend to apply proceeds from the sale price to meet this mandatory payment obligation. If we are unsuccessful in our initiative to raise additional capital through external financings or asset sales, our cash balances would deteriorate further and we would be forced to find alternatives to meeting the mandatory payment obligation on March 20, 2011, which would have a material adverse effect on our ability to continue as a going concern.

If we are unable to address the issues identified in the consent decree and resume manufacturing and distribution of more of our approved products in a timely and cost effective manner, our business, financial position, results of operations and cash flows will continue to be materially adversely affected.

On March 2, 2009, we entered into a consent decree with the FDA regarding our drug manufacturing and distribution, which is described in more detail under Item 1—“Business—(b) Significant Recent Developments” in this Annual Report on Form 10-K. Our actions and the requirements under the consent decree have had, and are expected to continue to have, a material adverse effect on our liquidity position and operating results. Although we have recently resumed manufacturing and shipping of our Potassium Chloride ER Capsule products, we do not expect to generate any significant revenues from products that we manufacture until we resume shipping certain or many of our approved products after successful FDA inspections relevant to those products. In the meantime, we must meet ongoing operating costs related to our employees, facilities and FDA compliance, as well as costs related to the steps we currently are taking to prepare for reintroducing additional products to the market.

The consent decree required us, before resuming manufacturing, to retain an independent cGMP expert to undertake a review of our facilities, policies, procedures and practices and to certify compliance with the FDA’s cGMP regulations. On January 13, 2010, our independent cGMP expert, Lachman, notified the FDA that it had performed a comprehensive inspection and that our facilities and controls are in compliance with cGMP and the consent decree but advised us to enact further enhancements to certain aspects of our cGMP systems. In accordance with the advice from Lachman, we continued to enhance our cGMP systems, and Lachman subsequently reinspected our cGMP systems and on April 26, 2010 certified our compliance with all cGMP systems requirements. On July 27, 2010, we received a certification from Lachman regarding the first group of our approved products for which we sought FDA approval to manufacture and return to the market. In August 2010, the FDA re-inspected our facilities without issuing any adverse findings, and in September 2010, the FDA determined that our facilities are in compliance, allowing us to resume shipment of our Potassium Chloride ER Capsule products. We are currently carrying out the preparatory work on the next group of products for which Lachman certification and FDA approval is sought.

We currently do not expect to resume additional product shipments until the first quarter of calendar year 2011, at the earliest. In addition, we expect that any resumption of additional shipments will be limited initially to certain selected products and will be expanded incrementally thereafter. Despite our efforts, there can be no assurance that our initiatives with respect to the additional products that are intended to comply with the requirements under the consent decree and enable us to reintroduce certain of our other approved products to the market will be successful within the time frames currently projected by management or at all. If we are not able to obtain FDA’s permission to resume manufacturing and distribution of our other products in a timely manner at a reasonable cost, our business, financial position, results of operations and cash flows will continue to be materially adversely affected, which would have a material adverse effect on our ability to continue as a going concern.

In addition, one of our top priorities is to maintain and attempt to increase our limited cash and financial resources. As a result, if we determine that our current goal of meeting the consent decree’s requirements and returning our other approved products to market is likely to be significantly delayed, we may decide to further reduce our operations, including further reductions of our employee base, and to significantly curtail some or all of our efforts to meet the consent decree’s requirements and return our approved products to market. Such decision would be made on an analysis of the costs and benefits of bringing particular additional approved products back to the marketplace as well as based on our ability to manage our near-term cash obligations, to obtain additional capital through asset sales and/or external financing and to expeditiously meet the consent decree’s requirements and return our approved products to market. If such decision were to be made, we currently anticipate that we would focus our efforts on developing product candidates in our development portfolio that we believe have the highest potential return on investment, which we currently believe to be primarily Gestiva™. We also expect to evaluate other alternatives available to us in order to increase our cash balance.

Even if we are able to address the issues identified in the consent decree and resume manufacturing and distribution of some or all of our other approved products in a timely and cost effective manner, our business, financial position, results of operations and cash flows could continue to be materially adversely affected.

As discussed above, we have been unable to manufacture or ship any of our products for an extended period of time, other than, recently, our Potassium Chloride ER Capsule products. We operate in a highly competitive industry and it is possible that, even if we are able to return some or all of our other approved products to the market, certain of our existing customers will purchase smaller quantities or no quantities of our products. Such a potential loss of market share would likely result in limiting the prices we are able to charge for our approved products, which will negatively impact our gross margin.

In addition, our financial position is expected to be adversely affected by our inability to manufacture and distribute our unapproved products until such time as there is an approved ANDA or NDA for each such product, which will only occur if we decide to pursue, and are able to fund, the studies required for such approvals over an extended period of time. It is possible that we may not be able to return all or any of our unapproved products to the market. Moreover, entering into the consent decree may have damaged our reputation in the market, which could result in a competitive disadvantage. Furthermore, general economic conditions, industry cycles and financial, business and other factors affecting our operations, many of which are beyond our control, may affect our future performance. Therefore, even after we are able to resume manufacturing and shipment of our other approved products, our business might not continue to generate cash flow at or above historic levels, which could have a material adverse effect on our financial position, results of operations and cash flows.

We face continuing risks in connection with the plea agreement with the Department of Justice related to allegations of failure to make and submit field alert reports to the FDA in September 2008.

As previously disclosed in our Annual Report on Form 10-K for fiscal year 2009, we, at the direction of a special committee of the Board of Directors that was in place prior to June 10, 2010, responded to requests for the information from the Office of the United States Attorney for the Eastern District of Missouri and FDA representatives working with that office. As more fully described in Item 1—“Business—(b) Significant Recent Developments—Plea Agreement with the U.S. Department of Justice” in this Annual Report on Form 10-K, our subsidiary ETHEX entered into a plea agreement with the U.S. Department of Justice that relates to allegations of failure to make and submit field alert reports to the FDA in September 2008 regarding the discovery of certain undistributed tablets that failed to meet product specifications. In exchange for the voluntary guilty plea by ETHEX, the Department of Justice agreed that no further federal prosecution will be brought in the Eastern District of Missouri against ETHEX, KV or Ther-Rx regarding allegations of the misbranding and adulteration of any oversized tablets of drugs manufactured by us, and the failure to file required reports regarding these drugs and patients’ use of these drugs with the FDA, during the period commencing on January 1, 2008 through December 31, 2008. However, the plea agreement does not bind any governmental office or agency other than the United States Attorney for the Eastern District of Missouri and the Office of Consumer Litigation and we cannot rule out regulatory or other actions by governmental entities not party to the plea agreement. In addition, the plea agreement does not limit the rights and authority of the United States of America to take any civil, tax or administrative action against us, and any recommendation in the plea agreement as to the amount of loss or restitution is not binding upon the United States in any civil or administrative action by the government against us.

We may also become subject to claims by private parties with respect to the alleged conduct that is the subject of the plea agreement.

Pursuant to the plea agreement, ETHEX is subject to a criminal fine in the aggregate amount of $23.4 million, payable in four installments of which we currently have $21.1 million remaining to be paid. On November 15, 2010, upon the motion by the Department of Justice, the court vacated the previous fine installment schedule and imposed a new fine installment schedule, which did not change the total fine, using the standard federal judgment rate of 0.22%, payable as follows:

Payment Amount	Interest Amount	Payment Due Date
$1,000,000	$ —	December 15, 2010
1,000,000	1,097	June 15, 2011
1,000,000	2,200	December 15, 2011
2,000,000	6,606	June 15, 2012
4,000,000	17,624	December 15, 2012
5,000,000	27,515	June 15, 2013
7,093,644	46,861	December 15, 2013

If we fail to make any of the installment payments, the United States Attorneys Office, in its sole discretion, may void the plea agreement, keep any payments already made under the plea agreement and prosecute us using, among other evidence, the admissions made in the plea agreement.

An adverse resolution of the private and government litigation and governmental inquiries could have a material adverse effect on our business, financial condition, results of operations and cash flows.

We are fully cooperating in certain governmental matters, including SEC informal inquiries, pending litigations with the States of Utah and Louisiana with respect to AWP pricing with respect to ETHEX products in past years, and the pending investigation by HHS OIG and the U.S. Attorney’s Office in Boston into potential false claims under Title 42 of the U.S. Code with respect to a qui tam action. (See Note 15—“Commitments and Contingencies” of the Notes to the Consolidated Financial Statements included in this Annual Report on Form 10-K.) We have also received a civil investigative demand from the State of Florida that appears to pertain to the pricing of certain ETHEX products in past years. We are not aware whether, or the extent to which, any pending governmental inquiries and/or related private litigation might result in the payment of fines, penalties or judgments or the imposition of operating restrictions on our business; however, if we are required to pay fines, penalties or judgments, the amount could be material.

Furthermore, any governmental enforcement action could require us to operate under significant restrictions, place substantial burdens on management, hinder our ability to attract and retain qualified employees and/or cause us to incur significant costs or damages.

In connection with the guilty plea by ETHEX pursuant to the plea agreement, ETHEX was expected to be excluded from participation in federal healthcare programs, including Medicare and Medicaid. As a result, HHS OIG had discretionary authority to seek to similarly exclude our Company from participation in federal healthcare programs. In addition, in light of the exclusion of Mr. Marc S. Hermelin on November 18, 2010, HHS OIG had discretionary authority to seek to similarly exclude our Company from participation in federal healthcare programs. However, on November 10, 2010, Mr. Hermelin voluntarily resigned as a member of the Board. We had been advised that HHS OIG notified Mr. Hermelin that he would be excluded from participating in federal healthcare programs effective November 18, 2010. In an effort to avoid adverse consequences to our Company, including the foregoing potential discretionary exclusion of our Company, and to enable our Company to secure our expanded financial agreement, HHS OIG, Mr. Hermelin and his wife entered into the Settlement Agreement under which Mr. Hermelin also resigned as trustee of all family trusts that hold KV stock, agreed to divest his personal ownership interests in our Company’s Class A Common and Class B Common stock (approximately 1.8 million shares) over an agreed upon period of time in accordance with a divestiture plan and schedule approved by HHS OIG, and agreed to refrain from voting stock under his personal control. In order to implement such agreement, Mr. Hermelin and his wife granted to an independent third party immediate irrevocable proxies and powers of attorney to divest their personal stock interests in the Company if Mr. Hermelin does not timely do so. The Settlement Agreement also required Mr. Hermelin to agree, for the duration of his exclusion, not to seek to influence or be involved with, in any manner, the governance, management, or operations of our Company.

As long as the parties comply with the Settlement Agreement, HHS OIG has agreed not to exercise its discretionary authority to exclude our Company from participation in federal health care programs, thereby allowing our Company and our subsidiaries (with the single exception of ETHEX, which is being dissolved pursuant to the Divestiture Agreement with HHS OIG) to continue to conduct business through all federal and state healthcare programs.

On November 15, 2010, we entered into the Divestiture Agreement with HHS OIG under which we agreed to sell the assets and operations of ETHEX to unrelated third parties by April 28, 2011 and to file articles of dissolution with respect to ETHEX under Missouri law by that date. Pursuant to our secured loan agreement with the Lenders, we filed articles of dissolution on December 15, 2010. Following the filing, under the Divestiture Agreement, ETHEX may not engage in any new business other than winding down its operations and will engage in a process provided under Missouri law to identify and resolve its liabilities over at least a two-year period. Under the terms of the agreement, HHS OIG agreed not to exclude ETHEX from federal healthcare programs until April 28, 2011 and, upon completion of the sale of the ETHEX assets and of the filing of the articles of dissolution of ETHEX, the agreement will terminate. Civil monetary penalties and exclusion of ETHEX may occur if we fail to meet our April 28, 2011 deadline. We have also received a letter from HHS OIG advising us further that assuming that we have complied with all agreements deemed necessary by HHS OIG, HHS OIG would not exclude ETHEX thereafter. ETHEX has filed its articles of dissolution, and ETHEX no longer has any ongoing assets or operations other than those required to conclude the winding down process under Missouri law.

As a result of the foregoing actions and agreements entered into by Mr. Hermelin, the two agreements with HHS OIG and the referenced correspondence with HHS OIG, we believe we have resolved our remaining issues with respect to HHS OIG and are positioned to continue to participate in Federal healthcare programs now and in the future. However, a failure by the parties to comply with the Settlement Agreement or the Divestiture Agreement could lead to future exclusion of our Company under certain circumstances and any such exclusion would materially harm the Company and its future business and viability, including its compliance with the Bridge Loan.

In addition, we are subject to a number of private litigation matters as more fully described in Note 15—“Commitments and Contingencies” of the Notes to the Consolidated Financial Statements included in this Annual Report on Form 10-K. If we do not prevail in one or more pending lawsuits, we may be required to pay a significant amount of monetary damages.

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

The consent decree, the plea agreement, the Settlement Agreement, the Divestiture Agreement and the ongoing governmental and private litigation and governmental inquiries have resulted in significant fees, costs and expenses, diverted management time and resources, and could have a material adverse effect on our business, financial condition and cash flows.

We have incurred significant costs associated with, or consequential to, the steps taken by us in connection with the nationwide recall and suspension of shipment of all products manufactured by us, the requirements under the consent decree, the plea agreement, the Settlement Agreement, the Divestiture Agreement, and the ongoing governmental and private litigation and governmental inquiries, including legal fees (including advancement of legal fees to individuals pursuant to our indemnification obligations), accounting fees, consulting fees and similar expenses. Although we believe that a portion of these expenditures may be recoverable from insurance policies that we have purchased, the insurance does not extend to all of these expenditures, the insurance limits may be insufficient even with respect to expenditures that would otherwise be covered, and the insurance carriers have reserved their rights to contest coverage under the insurance policies on multiple grounds. In addition, our Board, management and employees have expended a substantial amount of time in connection with these matters, diverting resources and attention that would otherwise have been directed toward our operations and implementation of our business strategy.

We expect to continue to spend additional time and incur significant additional professional fees, expenses and costs, including administrative expenses similar to those discussed above, as well as costs associated with the remedial activities adopted by the Audit Committee or the Board.

Pursuant to the plea agreement, we are subject to fines, restitution and forfeiture in the remaining aggregate amount of $21.2 million still to be paid. In addition, we are not aware whether, or the extent to which, any pending governmental inquiries and/or related private litigation might result in the payment of fines, penalties or judgments or the imposition of operating restrictions on our business; however, if we are required to pay fines, penalties or judgments, the amount could be material. In addition, if we do not prevail in one or more pending lawsuits, we may be required to pay a significant amount of monetary damages, which could have a material adverse effect on our financial position, results of operations and cash flows.

We have been unable to timely file our periodic reports with the SEC.

We have not filed with the SEC our Quarterly Reports on Form 10-Q for the quarters ended June 30, 2010 (the “June 2010 Form 10-Q”) or September 30, 2010 (the “September 2010 Form 10-Q”). We are in the process of preparing the June 2010 Form 10-Q and the September 2010 Form 10-Q. However, we are unable at this time to estimate when these reports will be filed with the SEC. Due to the time required to complete and file these delayed reports with the SEC, we do not expect to file our Form 10-Q for the quarter ended December 31, 2010 on a timely basis.

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

We are involved in various legal proceedings, including, but not limited to, patent infringement, product liability, breach of contract, shareholder class action lawsuits, qui tam and governmental false claims and pricing lawsuits, and proceedings relating to Medicaid reimbursements that involve claims for, or the possibility of, fines and penalties involving substantial amounts of money or other relief (see Note 15—“Commitments and Contingencies” of the Notes to the Consolidated Financial Statements included in this Annual Report on Form 10-K). Any adverse determination with respect to any legal proceedings or inquiries could have a material adverse effect on our business, financial position and results of operations.

The Board in December 2008 appointed a special committee in response to the initiation of a series of putative class action shareholder lawsuits alleging violations of the federal securities laws by our company and certain individuals, the initiation of lawsuits alleging violations under the Employee Retirement Income Security Act (ERISA), as well as the receipt by our company of an informal inquiry from the SEC and certain requests for information from the Office of the United States Attorney for the Eastern District of Missouri and FDA representatives working with that office.

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

As described in Note 15—“Commitments and Contingencies” of the Notes to the Consolidated Financial Statements in this Annual Report on Form 10-K, we are involved in various product liability claims, including both lawsuits and pre-litigation claims. Product liability claims are complex in nature and, regardless of their merits or their ultimate outcomes, are costly, divert management’s attention, may adversely affect our reputation, may reduce demand for our products and may result in significant damages. We may also become subject to claims by private parties with respect to the alleged conduct that is the subject of the plea agreement.

We currently have product liability insurance to protect against and manage the risks involved with our products, but we cannot provide assurances that the level or breadth of any insurance coverage will be sufficient to cover fully all potential claims. In addition, we are subject to the risk that our insurers will seek to deny coverage for claims that we believe should be covered. Our insurers have, in certain cases, reserved their rights with respect to certain claims or cases that have been brought against us. Furthermore, adequate insurance coverage might not be available in the future at acceptable costs, if at all. Significant judgments against us for product liability, and the high costs of defense against such lawsuits, not covered or not fully covered by insurance could have a material adverse effect on our business, financial condition, results of operations and cash flows. In addition, even if a product liability claim is not successful, the adverse publicity and time and expense of defending such a claim may interfere with our business.

Our industry is highly regulated and our products are subject to ongoing regulatory review, and even if we address the issues identified in the consent decree and resume manufacturing and distribution of more of our approved products, we likely will continue to be subject to heightened scrutiny with regard to our operations.

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

As a result of our consent decree and the plea agreement, we anticipate that we will be scrutinized more closely than other companies by the FDA and other regulatory agencies, even if we address the issues identified in the consent decree and resume manufacturing and distribution of additional products. Failure to comply with manufacturing and other post-approval state or federal laws, regulations of the FDA and other regulatory agencies can, among other things, result in warning letters, fines, increased compliance expense, denial or withdrawal of regulatory approvals, additional product recalls or seizures, forced discontinuance of or changes to important promotion and marketing campaigns, operating restrictions and criminal prosecution. The cost of compliance with pre- and post-approval regulation may have a negative effect on our operating results and financial condition.

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

Certain products we develop or acquire will require significant additional development and investment prior to their commercialization. Our research and development activities, preclinical studies and clinical trials (where required), manufacturing activities and the anticipated marketing of our product candidates are subject to extensive regulation by a wide range of governmental authorities in the United States, including the FDA. To satisfy FDA regulatory approval standards for the commercial sale of our product candidates, we must, among other requirements, demonstrate in adequate and well-controlled clinical trials that our product candidates are safe and effective.

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

Our future operating results may suffer if we fail to obtain and retain the expected exclusivity for Gestiva™ upon approval.

The FDA granted an orphan drug designation to Adeza Biomedical (later Hologic Inc.) for Gestiva™ (hydroxyprogesterone caproate injection) for the “prevention of preterm birth in singleton pregnancies” in January 2007. The marketing exclusivity associated with this designation is not granted until approval of the NDA, since it may depend upon the final package insert wording of the indication. Therefore, until this is officially granted to Hologic in the NDA approval letter, prior to the transfer of Gestiva™ to KV, we cannot be certain that this 7 year exclusivity will be granted.

An NDA for Gestiva™ was submitted to the FDA in April 2006 under sub-part H regulations. This allows certain drugs for serious conditions to be submitted for FDA marketing approval under the basis of one controlled clinical trial instead of the usual case of two clinical trials. Typically there is an additional post-marketing commitment to perform a second confirmatory clinical trial. If this trial does not replicate the positive results of the original trial, the FDA can take various actions such as requesting another clinical trial or withdrawing the conditional approval. Even if Gestiva™ is granted 7 years of orphan exclusivity, we cannot be certain of the results of the confirmatory clinical trial and what action the FDA may take if the results were not as expected based on the first clinical trial.

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

In addition to the loss of revenue, the suspension of product shipments exposes us to possible claims for certain additional costs. Pursuant to arrangements between us and certain of our customers, such customers, despite the formal discontinuation action by us of our products, may assert, and certain customers, including CVS Pharmacy, Inc. have asserted, that we should compensate such customers for any additional costs they incurred for procuring products we did not supply. The amount of such compensation is affected by the price of any replacement product and the terms of the relevant customer agreement. Following our suspension of shipments, the price of certain products increased significantly, thereby potentially increasing the amount of any such compensation. While we have recorded an estimated liability for failure to supply claims as of March 31, 2010 based on notices we received from our customers, the actual amount of liability from current and additional claims we may face, if asserted and determined to be meritorious, could be much higher and could have a material adverse effect on our liquidity position and operating results.

See Note 15—“Commitments and Contingencies” of the Notes to the Consolidated Financial Statements included in this Annual Report on Form 10-K for more information regarding the legal action brought against us by CVS Pharmacy, Inc.

Product recall costs had, and could continue to have, a material adverse effect on our business, financial position, results of operations and cash flows.

We have incurred significant costs and suffered economic losses as a result of the ongoing recall of our products and voluntary disposal of inventory in connection with the recall of our products (see Note 12—“Accrued Liabilities” of the Notes to the Consolidated Financial Statements included in this Annual Report on Form 10-K). Also, as a result of the recall, production suspension of our products and the disposal of our existing inventory of products required under the consent decree, management established inventory reserves to cover estimated inventory losses for all work-in-process and finished goods related to drug products we manufactured, as well as raw materials for those drug products that had no potential use in products to be manufactured in the future (see Note 8—“Inventories” of the Notes to the Consolidated Financial Statements included in this Annual Report on Form 10-K). Management was required to make judgments about the future benefit of our raw materials. Actual reserve requirements could differ significantly from management’s estimates, which could have a significant unfavorable impact on our future gross margins.

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

The regulations regarding reporting and payment obligations with respect to Medicare and/or Medicaid reimbursement and rebates and other governmental programs are complex. We and other pharmaceutical companies are defendants in a number of suits filed by state attorneys general and have been notified of an investigation by the United States Department of Justice with respect to Medicaid reimbursement and rebates. (See Note 15—“Commitments and Contingencies” of the Notes to the Consolidated Financial Statements included in this Annual Report on Form 10-K.) While we cannot predict the outcome of the investigation, possible remedies that the U.S. government could seek include treble damages, civil monetary penalties, debarment from contracting with the government and exclusion from the Medicare and Medicaid programs. In connection with such an investigation, the U.S. government may also seek a Corporate Integrity Agreement (administered by the Office of Inspector General of Health and Human Services) with us which could include ongoing compliance and reporting obligations. Because our processes for these calculations and the judgments involved in making these calculations involve, and will continue to involve, subjective decisions and complex methodologies, these calculations are subject to the risk of errors. In addition, they are subject to review and challenge by the applicable governmental agencies, and it is possible that such reviews could result in material changes. Further, effective October 1, 2007, the Centers for Medicaid and Medicare Services (“CMS”) adopted new rules for Average Manufacturer’s Price (“AMP”) based on the provisions of the DRA. While the matter remains subject to litigation and proposed legislation, one potential significant change as a result of the DRA is that AMP would need to be disclosed to the public. AMP was historically kept confidential by the government and participants in the Medicaid program. Disclosing AMP to competitors, customers, and the public at large could negatively affect our leverage in commercial price negotiations.

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

Based on our evaluation of internal control over financial reporting as of March 31, 2010, we have determined that certain material weaknesses as defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), existed at our Company. Specifically, we have determined that we had three material weaknesses in our control environment or entity-level controls and seven material weaknesses surrounding financial statement preparation and review procedures and application of accounting principles.

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

Also, additional material weaknesses in our internal control over financial reporting may be identified in the future. Any failure to maintain or implement required new or improved controls, or any difficulties we encounter in their implementation, could result in material weaknesses, cause us to fail to timely meet our periodic reporting obligations, or result in material misstatements in our financial statements. Any such failure could also adversely affect the results of periodic management evaluations and annual auditor attestation reports regarding the effectiveness of our internal control over financial reporting required under Section 404 of the Sarbanes-Oxley Act of 2002 and the rules promulgated thereunder. In addition, solely as a result of the material weaknesses, we have determined that our disclosure controls and procedures were not effective as of March 31, 2010. If our internal control over financial reporting or disclosure controls and procedures are not effective, there may be errors in our financial statements that could require a restatement or our filings may not be timely and investors may lose confidence in our reported financial information, which could lead to a decline in our stock price.

A failure to remain in compliance with one or more of the requirements of an outstanding mortgage loan and a related waiver could have a material adverse effect on our business, financial condition and cash flows.

In March 2006, as previously disclosed, we entered into a $43.0 million mortgage loan arrangement, of which approximately $33.8 million remains outstanding as of November 30, 2010. Also, as previously disclosed, we obtained a waiver with respect to certain requirements of the mortgage loan documentation. Failure by us to comply with the terms of the mortgage or the waiver from the lender could result in, among other things, our outstanding obligations with respect to the mortgage loan accelerating and immediately becoming due and payable and resulting in cross-defaults under our convertible notes referenced below and under the Bridge Loan, which would materially adversely affect our business, financial condition and cash flows.

Pursuant to the indenture governing our convertible notes, our default in the payment of other indebtedness or any final non-appealable judgments could result in our convertible notes becoming immediately due and payable, which could have a material adverse effect on our business, financial condition and cash flows.

In May 2003, we issued $200.0 million principal amount of 2.5% Contingent Convertible Subordinated Notes which mature in 2033 (the “Notes”). We are current in all our financial payment obligations under the indenture governing the Notes. However, a failure by us or any of our subsidiaries to pay any indebtedness or any final non-appealable judgments in excess of $750,000 constitutes an event of default under the indenture. An event of default would permit the trustee under the indenture or the holders of at least 25% of the Notes to declare all amounts owing to be immediately due and payable and exercise other remedies, which would materially adversely affect our business, financial condition and cash flows, as well as our ability to continue as a going concern. In addition, if an event of default under the indenture was to be triggered and the Notes repaid, we would recognize cancellation of indebtedness income. Such cancellation of indebtedness income would result in a tax liability to the extent not reduced by our tax attributes.

Increased indebtedness may impact our financial condition and results of operations.

At March 31, 2009 and March 31, 2010, we had $238.5 million and $235.9 million, respectively, of outstanding debt, consisting of $200.0 million principal amount of Notes, the remaining principal balance of a $43.0 million mortgage loan and the remaining amount owed on $2.0 million of installment payment agreements.

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

As previously disclosed, we implemented significant cost savings measures to mitigate the financial impact of our actions to recall all of the products we manufactured and to suspend manufacturing and shipment of our products pending compliance with the terms of the consent decree. These measures included a substantial reduction of our workforce, which commenced on February 5, 2009, and an ongoing realignment of our cost structure. We realigned and restructured the sales force for our Ther-Rx subsidiary, and our production workforce. As a result, we reduced our employee headcount from approximately 1,700 on December 31, 2008 to approximately 681 on March 31, 2010. On March 31, 2010, we implemented a plan to further reduce our employee workforce from 681 to 392. On September 13, 2010, we implemented a mandatory salary reduction program for exempt personnel, ranging from 15% to 25% of base salary, in order to conserve our cash and financial resources. The cost-reducing measures taken by us could yield unintended consequences, such as distraction of our management and employees, the inability to retain and attract new employees, business disruption, a negative impact on morale among remaining employees, attrition beyond our planned reduction in workforce and reduced employee productivity, any of which could have a material adverse effect on our business, financial condition, results of operations and cash flows. In addition, our reductions in personnel may subject us to risks of litigation, which could result in substantial cost. We cannot guarantee that the cost reduction measures, or other measures we may take in the future, will result in the expected cost savings, or that any cost savings will be unaccompanied by these or other unintended consequences.

Our future growth will also depend upon our ability to develop, acquire, fund and successfully launch new products in addition to Gestiva™.

In the near term, we are focused on meeting the requirements of the consent decree, which will allow more of our approved products to be reintroduced to the market and preparing for the possible introduction of Gestiva™ to the market if and when FDA approval to do so is obtained. We also need to continue to develop and commercialize new brand name products and generic products utilizing our proprietary drug delivery systems to grow our business in the future. To do this we will need to identify, develop and commercialize technologically enhanced branded products and drugs that are off-patent or where we can challenge the patents and that can be produced and sold by us as generic products using our drug delivery technologies. If we are unable to identify, develop and commercialize new products, we may need to obtain licenses to additional rights to branded or generic products, assuming they would be available for licensing, which could decrease our profitability. We may not be successful in pursuing this strategy.

Prior to entering into the consent decree we had filed ANDAs with the FDA seeking permission to market generic versions of several branded products, including varying strengths of the following:

•	Metadate CD® (methylphenidate hydrochloride) Extended-Release Capsules

•	Ritalin LA® (methylphenidate hydrochloride) Extended-Release Capsules

•	Focalin XR® (dexmethylphenidate hydrochloride) Extended-Release Capsules

•	Keppra XR® (levetiracetam) Extended-Release Tablets

With respect to the first three ANDA submissions noted above, we have sought favorable court rulings in patent infringement actions filed against us by the sponsors of the branded products. See Item 1—“Business—(d) Narrative Description Of Business—Government Regulation—New Product Development and Approval—The Drug Price Competition and Patent Term Restoration Act of 1984” in this Annual Report on Form 10-K for more information regarding patent certifications and litigation. However, in such litigations generally, we cannot be certain of the outcome, and a decision that a relevant patent is valid and infringed likely could significantly delay our ability to market any of the drugs at issue in such lawsuits. In addition, the litigation process itself can impose significant delays and expenses. On March 1, 2010, we entered into a Settlement Agreement to settle the patent infringement actions with respect to Ritalin LA® and Focalin XR® and on April 2, 2010, we entered into a Settlement Agreement to settle the patent infringement action with respect to Metadate CD®. See Note 15—“Commitments and Contingencies—Litigation and Governmental Inquiries” and Note 25—“Subsequent Events” of the Notes to the Consolidated Financial Statements included in this Annual Report on Form 10-K for more information regarding the settlement.

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

We have been sued for, and may in the future be required to defend against charges of infringement of patents, trademarks or other proprietary rights of third parties. We have been involved in defending various patent lawsuits resulting from ANDA filings by ETHEX and in an effort by a third-party company to invalidate a certain exclusively-licensed patent. See Note 15—“Commitments and Contingencies” of the Notes to the Consolidated Financial Statements included in this Annual Report on Form 10-K. Such defenses could require us to incur substantial expense and to divert significant effort of our technical and management personnel, and could result in our loss of rights to develop or make certain products or require us to pay monetary damages or royalties to license proprietary rights from third parties. More generally, the outcome of intellectual property litigation and disputes is uncertain and presents a risk to our business.

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

We are highly dependent upon our ability to attract and retain qualified scientific, technical and managerial personnel. Our recent reductions in our employee base have increased this dependence. There is intense competition for qualified personnel in the pharmaceutical and biotechnology industries, and we cannot be sure that we will be able to continue to attract and retain qualified personnel necessary for the development and management of our business. Although we do not believe the loss of one individual would materially harm our business, our business might be harmed by the loss of services of multiple existing personnel, as well as the failure to recruit additional key scientific, technical and managerial personnel in a timely manner. Much of the know-how we have developed resides in our scientific and technical personnel and is not readily transferable to other personnel. While we have employment agreements with certain of our key executives, we do not ordinarily enter into employment agreements (other than agreements related to confidentiality and proprietary rights) with our other scientific, technical and managerial employees.

We may be adversely affected by the continuing consolidation of our distribution network and the concentration of our customer base.

Our principal customers are wholesale drug distributors, major retail drug store chains, independent pharmacies and mail order firms. These customers comprise a significant part of the distribution network for pharmaceutical products in the U.S. This distribution network is continuing to undergo significant consolidation marked by mergers and acquisitions among wholesale distributors and the growth of large retail drug store chains. As a result, a small number of large wholesale distributors control a significant share of the market, and the number of independent drug stores and small drug store chains has decreased. We expect that consolidation of drug wholesalers and retailers will increase pricing and other competitive pressures on drug manufacturers. For the fiscal year ended March 31, 2010, our three largest customers, which are wholesale distributors, accounted for 79.8%, 2.7% and 2.6% of our gross sales, respectively. The loss of any of these customers could materially and adversely affect our business, financial condition, results of operations or cash flows.

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

We typically purchase the active pharmaceutical ingredient (i.e., the chemical compounds that produce the desired therapeutic effect in our products) and other materials and supplies that we use in our manufacturing operations, as well as certain finished products (including Evamist™ and, in the future, Gestiva™), from many different domestic and foreign suppliers.

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

Where we purchase finished products for sale, it is possible for the ability or willingness of our suppliers to supply us to be disrupted, delayed or terminated, including as a result of regulatory actions by the FDA or other government agencies, including shipping halts, product seizures and recalls affecting such suppliers, or as a result of labor stoppages, facility damage or casualties, or other sources of interruption. Such interruptions could have a material adverse effect on our business.

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

Assuming we are able to comply with the requirements under the consent decree and resume the manufacture and distribution of more of our approved products, our future results of operations, financial condition and cash flows will depend to a significant extent upon our branded and generic/non-branded product sales mix (the proportion of total sales between branded products and generic/non-branded products). Our sales of branded products typically generate higher gross margins than our sales of generic/non-branded products. In addition, the introduction of new generic products at any given time can involve significant initial quantities being purchased by our wholesaler customers, as they supply initial quantities to pharmacies and purchase product for their own wholesaler inventories. As a result, our sales mix will significantly impact our gross profit from period to period. During fiscal year 2010, sales of our branded products and generic/non-branded products accounted for 5.9% and 94.1%, respectively, of our net revenues. During the same period, branded products and generic/non-branded products generated gross margins of 77.1% and 84.0%, respectively.

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

The cost of insurance, including workers’ compensation, product liability and general liability insurance, has risen significantly in the past few years and may continue to increase. In response, we may increase deductibles and/or decrease certain coverages to mitigate these costs. These increases, and our increased risk due to increased deductibles and reduced coverages, could have a negative impact on our business, financial condition, results of operations or cash flows.

We may continue to incur charges for impairment of intangible and other long-lived assets.

When we acquire the rights to manufacture and sell a product, we record the aggregate purchase price, along with the value of the product-related liabilities we assume, as intangible assets. We use the assistance of valuation experts to help us allocate the purchase price to the fair value of the various intangible assets we have acquired. Then, we must estimate the economic useful life of each of these intangible assets in order to amortize their cost as an expense in our consolidated statements of operations over the estimated economic useful life of the related asset. The factors that affect the actual economic useful life of a pharmaceutical product are inherently uncertain, and include patent protection, physician loyalty and prescribing patterns, competition by products prescribed for similar indications, future introductions of competing products not yet FDA-approved and the impact of promotional efforts, among many others. We consider all of these factors in initially estimating the economic useful lives of our products, and we also continuously monitor these factors for indications of decline in carrying value.

In assessing the recoverability of our intangible and other long-lived assets, we must make assumptions regarding estimated undiscounted future cash flows and other factors. If the estimated undiscounted future cash flows do not exceed the carrying value of the intangible or other long-lived assets being evaluated, we must determine the fair value of the intangible or other long-lived assets. If the fair value of these assets is less than its carrying value, an impairment loss will be recognized in an amount equal to the difference. If these estimates or their related assumptions change in the future, we may be required to record impairment charges for these assets. We review intangible assets for impairment at least annually and all long-lived and intangible assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If we determine that an intangible or long-lived asset is impaired, a non-cash impairment charge would be recognized.

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

In connection with the steps taken by us with respect to the nationwide recall and suspension of shipment of all products manufactured by us, the requirements under the consent decree, the ongoing private litigation and governmental inquiries, and certain other events in the fourth quarter of fiscal year 2010, we completed an evaluation of each of our intangible assets, and as a result of these evaluations, recognized certain impairment charges. See Note 10—“Intangible Assets and Goodwill” of the Notes to the Consolidated Financial Statements included in this Annual Report on Form 10-K for information on the impairment charges recorded by us during fiscal years 2009 and 2010.

There are inherent uncertainties involved in the estimates, judgments and assumptions used in the preparation of our financial statements, and any changes in those estimates, judgments and assumptions could have a material adverse effect on our financial condition and results of operations.

The consolidated financial statements that we file with the SEC are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). The preparation of financial statements in accordance with GAAP involves making estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and the related disclosure of contingent assets and liabilities. A summary of our significant accounting practices is included as Note 2—“Summary of Significant Accounting Policies” of the Notes to the Consolidated Financial Statements included in this Annual Report on Form 10-K. The most significant estimates we are required to make under GAAP include, but are not limited to, those related to revenue recognition and reductions to gross revenues, inventory valuation, intangible asset valuations, property and equipment valuations, stock-based compensation, income taxes and loss contingencies related to legal proceedings. We periodically evaluate estimates used in the preparation of the consolidated financial statements for reasonableness, including estimates provided by third parties. Appropriate adjustments to the estimates will be made prospectively, as necessary, based on such periodic evaluations. We base our estimates on, among other things, currently available information, market conditions, historical experience and various assumptions, which together form the basis of making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Although we believe that our assumptions are reasonable under the circumstances, estimates would differ if different assumptions were utilized and these estimates may prove in the future to have been inaccurate.

Enactment of the Patient Protection and Affordable Care Act (“Affordable Care Act”), legislative proposals, reimbursement policies of third parties, cost-containment measures and health care reform could affect the marketing, pricing and demand for our products.

The enactment of the Affordable Care Act on March 23, 2010, as well as various additional legislative proposals, including proposals relating to prescription drug benefits, could materially impact the pricing and sale of our products. Further, reimbursement policies of third parties may affect the marketing of our products. Our ability to market our products will depend in part on reimbursement levels for the cost of the products and related treatment established by health care providers, including government authorities, private health insurers and other organizations, such as HMOs and MCOs. Insurance companies, HMOs, MCOs, Medicaid and Medicare administrators and others regularly challenge the pricing of pharmaceutical products and review their reimbursement practices. In addition, the following factors could significantly influence the purchase of pharmaceutical products, which could result in lower prices and a reduced demand for our products:

•	the trend toward managed health care in the U.S.;

•	the growth of organizations such as HMOs and MCOs;

•	legislative proposals to reform health care and government insurance programs; and

•	price controls and non-reimbursement of new and highly priced medicines for which the economic therapeutic rationales are not established.

The Affordable Care Act is a comprehensive and very complex and far-reaching statute. The cost-containment measures and health care reforms in the Affordable Care Act and in other legislative proposals could affect our ability to sell our products in many possible ways. The Obama administration’s fiscal year 2010 budget included proposals to reduce Medicare and Medicaid spending and reduce drug spending. We are unable to predict the ultimate impact of the Affordable Care Act, or the content or timing of any future healthcare reform legislation and its impact, on us. Those reforms may have a material adverse effect on our financial condition and results of operations.

The reimbursement status of a newly approved pharmaceutical product may be uncertain. Reimbursement policies and decisions, either generally affecting all pharmaceutical companies or specifically affecting us, may not include some of our products or government agencies or third parties may assert that certain of our products are not eligible for Medicaid, Medicare or other reimbursement and were not so eligible in the past, possibly resulting in demands for damages or refunds. Even if reimbursement policies of third parties grant reimbursement status for a product, we cannot be sure that these reimbursement policies will remain in effect. Limits on reimbursement could reduce the demand for our products. The unavailability or inadequacy of third-party reimbursement for our products could reduce or possibly eliminate demand for our products. We are unable to predict whether governmental authorities will enact additional legislation or regulation which will affect third-party coverage and reimbursement that reduces demand for our products.

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

From time to time, governmental agencies have conducted investigations of pharmaceutical companies relating to the distribution and sale of drug products to government purchasers or subject to government or third-party reimbursement. However, standards sought to be applied in the course of governmental investigations can be complex and may not be consistent with standards previously applied to our industry generally or previously understood by us to be applicable to our activities.

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

The market prices of securities of companies engaged in pharmaceutical development and marketing activities historically have been highly volatile and the market price of our common stock has significantly declined. In addition, any or all of the following may have a significant impact on the market price of our common stock, among other factors: our ability to continue as a going concern; developments with respect to Gestiva™ and its FDA approval, acquisition, market launch and future revenues; developments with respect to our compliance with the Bridge Loan; developments regarding our compliance with the consent decree and returning certain or many of our products to market, including loss of market share as a result of the suspension of shipments, and related costs; developments regarding the relevant parties’ compliance with the plea agreement, the Divestiture Agreement or the Settlement Agreement; the sale by Mr. M. Hermelin or the Hermelin family trusts of their ownership interests in the Company; developments regarding our ability to raise additional capital; our recent financing arrangements with the Lenders; developments regarding private and government litigation and governmental inquiries; our reporting of prices used by government agencies or third parties in setting reimbursement rates; the introduction by other companies of generic or competing products; the eligibility of our products for Medicaid, Medicare or other reimbursement; announcements by us or our competitors of technological innovations or new commercial products; delays in the development or approval of products; regulatory withdrawals of our products from the market; developments or disputes concerning patent or other proprietary rights; publicity regarding actual or potential medical results relating to products marketed by us or products under development; regulatory developments in both the U.S. and foreign countries; publicity regarding actual or potential acquisitions; public concern as to the safety of our drug technologies or products; financial condition and results which are different from securities analysts’ forecasts; economic and other external factors; and period-to-period fluctuations in our financial results.

Future sales of common stock could adversely affect the market price of our Class A or Class B Common Stock.

As of November 30, 2010, an aggregate of 3,287,481 shares of our Class A Common Stock and 20,000 shares of our Class B Common Stock were issuable upon exercise of outstanding stock options under our stock option plans, and an additional 2,650,970 shares of our Class A Common Stock and 1,316,550 shares of Class B

Common Stock were reserved for the issuance of additional options and shares under these plans. In addition, as of November 30, 2010, 12,587,511 shares of Class A Common Stock were reserved for issuance upon exercise of the Warrants issued in connection with our financing arrangements, 8,691,880 shares of Class A Common Stock were reserved for issuance upon conversion of $200.0 million principal amount of Notes, and 337,500 shares of our Class A Common Stock were reserved for issuance upon conversion of our outstanding 7% Cumulative Convertible Preferred Stock. In the Settlement Agreement, Mr. M. Hermelin agreed to dispose of approximately 1.8 million shares which, if sold on the open market, could have an adverse effect on the trading price of our shares.

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

Our Certificate of Incorporation authorizes the issuance of common stock in two classes, Class A Common Stock and Class B Common Stock. Each share of Class A Common Stock entitles the holder to one-twentieth of one vote on all matters to be voted upon by shareholders, while each share of Class B Common Stock entitles the holder to one full vote on each matter considered by the shareholders. In addition, our Board, with a unanimous vote, has the authority to issue additional shares of preferred stock and to determine the price, rights, preferences, privileges and restrictions of those shares without any further vote or action by the shareholders. The rights of the holders of common stock will be subject to, and may be adversely affected by, the rights of the holders of any preferred stock that may be issued in the future. The existence of two classes of common stock with different voting rights and the ability of our Board to issue additional shares of preferred stock could make it more difficult for a third-party to acquire a majority of our voting stock. Other provisions of our Certificate of Incorporation and By-Laws also may have the effect of discouraging, delaying or preventing a merger, tender offer or proxy contest, which could have an adverse effect on the market price of our Class A Common Stock.

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

Under Delaware law, our Certificate of Incorporation and By-Laws and certain indemnification agreements to which we are a party, we have an obligation to indemnify, or we have otherwise agreed to indemnify, certain of our current and former directors, officers and associates with respect to current and future inquiries, investigations and litigation (see Note 15—“Commitments and Contingencies” of the Notes to the Consolidated Financial Statements included in this Annual Report on Form 10-K). In connection with some of these pending matters, we are required to, or we have otherwise agreed to, advance, and have advanced, significant legal fees and related expenses to several of our current and former directors, officers and associates and expect to continue to do so while these matters are pending. Certain of these obligations may not be “covered matters” under our directors’ and officers’ liability insurance, or there may be insufficient coverage available. Further, in the event the directors, officers and associates are ultimately determined to not be entitled to indemnification, we may not be able to recover the amounts we previously advanced to them.

In addition, we have incurred significant expenses in connection with the pending inquiries, investigations and litigation. We maintain directors’ and officers’ liability insurance for non-indemnifiable securities claims and have met the retention limits under these policies with respect to these pending matters. We cannot provide any assurances that pending claims, or claims yet to arise, will not exceed the limits of our insurance policies, that such claims are covered by the terms of our insurance policies or that our insurance carrier will be able to cover our claims. Due to these insurance coverage limitations, we may incur significant unreimbursed costs to satisfy our indemnification and other obligations, which may have a material adverse effect on our financial condition, results of operations and cash flows.

If we do not meet the New York Stock Exchange continued listing requirements, our common stock may be delisted.

In order to maintain our listing on the New York Stock Exchange (“NYSE”), we must continue to meet the NYSE minimum share price listing rule, the minimum market capitalization rule and other continued listing criteria. If our common stock were delisted, it could (i) reduce the liquidity and market price of our common stock; (ii) negatively impact our ability to raise equity financing and access the public capital markets; and (iii) materially adversely impact our results of operations and financial condition. At certain points during calendar year 2010, the price and 30-day average price of our Class A common stock and Class B common stock failed to satisfy the quantitative listing standards of the NYSE. Even though the price and 30-day average price of our Class A common stock and Class B common stock have recently again begun satisfying the quantitative listing standards of the NYSE, including with respect to minimum share price and public float, we can provide no assurance that they will remain at such levels.

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

None.

Item 2.	Properties

Our corporate headquarters is located at One Corporate Woods Drive, Bridgeton, Missouri. We currently lease a building from an affiliated partnership of Marc S. Hermelin, our former Chairman and former board member and former Chief Executive Officer. This lease expires on December 31, 2011.

In addition, we lease or own the facilities shown in the following table. All of these facilities are located in the St. Louis, Missouri metropolitan area.

SQUARE		LEASE	RENEWAL
FOOTAGE	USAGE	EXPIRES	OPTIONS
Leased Facilities
18,000	PDI Mfg./Whse.(3)	11/30/12	5 Years(1)
12,150	PDI Mfg./Whse.	11/30/12	5 Years(1)
10,000	PDI/KV Lab/Whse.(3)	11/30/10	None
23,000	KV Office/R&D/Mfg.	12/31/11	5 Years(1)
41,316	KV Warehouse	11/30/11	None
33,860	Pharmaceutical Division Offices	05/01/13	5 Years

138,326

Owned Facilities
128,960	KV Office/Mfg.
121,731	KV Office/Whse./Lab(2)
87,252	KV Mfg.
88,852	KV Lab
302,940	KV Mfg./Whse./Corporate/ETHEX/Ther-Rx Office(2)
259,988	ETHEX/Ther-Rx/PDI Distribution(2)
96,360	KV Warehouse

1,086,083

(1)	Two five-year options.
(2)	In March 2006, we entered into a $43.0 million mortgage loan arrangement with one of our primary lenders secured, in part, by these properties. This loan bears interest at a rate of 5.91% (and a default rate of 10.905%) and matures on April 1, 2021.
(3)	These leases were transferred with the sale of PDI on June 2, 2010.

A leased facility used by PDI was damaged by an accidental fire which occurred on June 1, 2009. The incident did not affect any of our finished product manufacturing, packaging, or distribution facilities. PDI’s primary business utilized contract manufacturing, which was unaffected by the fire. See Note 25—“Subsequent Events” of the Notes to the Consolidated Financial Statements included in this Annual Report on Form 10-K.

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

The information set forth under Note 15—“Commitments and Contingencies—Litigation and Governmental Inquiries” of the Notes to the Consolidated Financial Statements included in this Annual Report on Form 10-K is incorporated in this Item 3 by reference.

Item 4.	(Reserved)

PART II

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a)	Principal Market

Our Class A Common Stock and Class B Common Stock are traded on the New York Stock Exchange under the symbols KV.A and KV.B, respectively.

(b)	Approximate Number of Holders of Common Stock

As of November 30, 2010, there were 713 holders of record of Class A Common Stock and 286 holders of record of Class B Common Stock (not separately counting shareholders whose shares are held in “nominee” or “street” names).

(c)	Stock Price and Dividend Information

The high and low closing sales prices of our Class A and Class B Common Stock during each quarter of fiscal years 2011, 2010 and 2009, as reported on the New York Stock Exchange, were as follows:

	CLASS A COMMON STOCK
	FISCAL YEAR 2011		FISCAL YEAR 2010		FISCAL YEAR 2009
QUARTER	HIGH	LOW	HIGH	LOW	HIGH	LOW
First	$1.96	$0.84	$3.59	$1.16	$26.15	$18.16
Second	2.94	0.61	3.33	1.81	23.77	18.87
Third			5.04	2.88	22.32	1.99
Fourth			3.90	1.76	3.68	0.46

	CLASS B COMMON STOCK
	FISCAL YEAR 2011		FISCAL YEAR 2010		FISCAL YEAR 2009
QUARTER	HIGH	LOW	HIGH	LOW	HIGH	LOW
First	$2.30	$1.01	$6.90	$1.65	$26.13	$18.34
Second	3.26	0.72	4.56	2.70	23.92	18.83
Third			5.95	3.79	22.28	2.18
Fourth			4.09	2.11	3.78	0.58

The closing price of our Class A and Class B Common Stock on December 17, 2010 was $2.70 and $2.57, respectively. Since 1980, we have not declared or paid any cash dividends on our common stock and we do not plan to do so in the foreseeable future. No dividends may be paid on Class A Common Stock or Class B Common Stock unless all dividends on the Cumulative Convertible Preferred Stock have been declared and paid. Holders of one class of common stock are entitled to receive dividends, other than dividends payable in our capital stock, only if dividends in the same type of property are simultaneously declared with respect to the other class of common stock. When, and if, we declare and distribute dividends on the Class B Common Stock, other than dividends payable in our capital stock, the Class A Common Stock must receive a dividend in the amount of 120% of the dividend distributed on the Class B Common Stock. Dividends of $70,000 were paid in each of fiscal years 2010 and 2009 on 40,000 shares of outstanding Cumulative Convertible Preferred Stock. There were no undeclared and unaccrued cumulative preferred dividends at March 31, 2010.

The Board reviews our dividend policy periodically. Any payment of dividends in the future will depend upon our earnings, capital requirements, financial condition and other factors considered relevant by the Board. See also Note 18—“Stock-Based Compensation” of the Notes to the Consolidated Financial Statements included in this Annual Report on Form 10-K for information relating to our equity compensation plans.

	Issuer Purchases of Equity Securities
Period	Total number of shares purchased(a)	Weighted average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares (or units) that may yet be purchased under the plans or programs
1/1/10-1/31/10	—	—	—	—
2/1/10-2/28/10	3,367	18.66	—	—
3/1/10-3/31/10	—	—	—	—

Total	3,367	$18.66	—	—

(a)	Shares were purchased from employees upon their departure from the Company pursuant to the terms of our 1991 and 2001 Stock Option Plans.

Equity Compensation Plan Information

The following information regarding our compensation plans is furnished as of March 31, 2010, the end of our most recently completed fiscal year.

	Equity Compensation Plan Information Regarding Class A Common Stock
	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Plan Category
Equity compensation plans approved by security holders(1)	4,240,514	$9.49	3,666,822
Equity compensation plans not approved by security holders	—	—	—

Total	4,240,514	$9.49	3,666,822

(1)	Consists of our 1991 and 2001 Incentive Stock Option Plans. See Note 18—“Stock-Based Compensation” of the Notes to the Consolidated Financial Statements included in this Annual Report on Form 10-K.

	Equity Compensation Plan Information Regarding Class B Common Stock
	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Plan Category
Equity compensation plans approved by security holders(1)	27,502	$24.59	3,048,591
Equity compensation plans not approved by security holders	—	—	—

Total	27,502	$24.59	3,048,591

(1)	Consists of our 1991 and 2001 Incentive Stock Option Plans. See Note 18—“Stock-Based Compensation” of the Notes to the Consolidated Financial Statements included in this Annual Report on Form 10-K.

Stock Price Performance Graph

Set forth below is a line-graph presentation comparing cumulative shareholder returns for the last five fiscal years on an indexed basis with the NYSE Composite Index and the S&P Pharmaceuticals Index, a nationally recognized industry standard index. The graph assumes the investment of $100 in our Class A Common Stock and $100 in our Class B Common Stock, the NYSE Composite Index, and the S&P Pharmaceuticals Index on March 31, 2005, and reinvestment of all dividends. Our stock’s performance may not continue into the future with the same or similar trends depicted in the graph below.

	Years Ended March 31,
	2006	2007	2008	2009	2010
KV Pharmaceutical Company Class A	$103.97	$106.59	$107.59	$7.11	$7.59
KV Pharmaceutical Company Class B	102.64	105.11	106.98	10.26	8.99

NYSE Composite	117.44	135.00	131.15	76.42	117.20
S&P Pharmaceuticals	101.15	112.78	103.93	88.85	115.03

Item 6.	Selected Financial Data

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

BALANCE SHEET DATA

	March 31,
	2010	2009	2008	2007	2006
	(in thousands)
Cash, cash equivalents and marketable securities	$60,693	$75,730	$129,041	$242,565	$207,469
Other current assets(a)	31,020	154,496	269,609	207,037	152,426
Property and equipment, net	122,910	188,212	187,492	181,227	173,768
Total assets	358,557	659,154	890,447	720,308	625,644
Current liabilities	172,794	227,052	308,515	77,983	57,065
Long-term debt(b)	233,174	200,725	68,674	239,452	241,319
Shareholders’ equity (deficit)	(139,094)	139,528	453,617	360,440	298,080

(a)	We classified ARS of $65.9 million, $66.0 million and $81.5 million as of March 31, 2010, 2009 and 2008, respectively, as non-current assets to reflect the current lack of liquidity in these investments. In previous years, these investments were classified as marketable securities (see Note 6—“Investment Securities” of the Notes to the Consolidated Financial Statements included in this Annual Report on Form 10-K).
(b)	We were not in compliance with one or more of the requirements of the mortgage loan documentation as of March 31, 2010 and 2009. However, since we received a letter in August 2010 approving certain waivers of covenants under our mortgage loan agreement, the mortgage debt obligation that remained outstanding under the mortgage arrangement was classified as a long-term liability as of March 31, 2010 (see Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” for additional discussion). Also, holders of our Notes had the right to require us to repurchase all or a portion of our Notes on May 16, 2008 and, accordingly, we classified the Notes as a current liability as of March 31, 2008. Since no holders required us to repurchase all or a portion of our Notes on this date and because the next occasion holders may require us to repurchase all or a portion of our Notes is May 16, 2013, the Notes were classified as a long-term liability as of March 31, 2010 and 2009 (see Note 13—“Long-Term Debt” of the Notes to the Consolidated Financial Statements included in this Annual Report on Form 10-K).

INCOME STATEMENT DATA

	Years ended March 31,
	2010	2009	2008	2007	2006
	(in thousands, except per share data)
Net revenues(a)	$152,219	$312,327	$577,623	$424,307	$349,730
Cost of sales(b)(e)	99,927	232,383	174,987	133,047	113,488
Operating expenses(c)(f)(h)(j)	365,008	431,442	282,499	205,663	204,143
Income (loss) from continuing operations(d)(g)	(289,006)	(318,594)	82,593	54,646	8,734
Income from discontinued operations(k)	5,394	4,967	3,845	1,937	719
Net income (loss)(d)(g)(i)	(283,612)	(313,627)	86,438	58,559	9,453
Earnings (loss) from continuing operations per share:
Diluted—Class A common	$(5.80)	$(6.41)	$1.47	$0.99	$0.17
Diluted—Class B common	(5.80)	(6.41)	1.27	0.86	0.15
Shares used in per share calculation:
Diluted—Class A common	49,879	49,689	59,144	58,953	49,997
Diluted—Class B common	12,081	12,082	12,281	12,489	13,113
Preferred Stock dividends	$70	$70	$70	$70	$70

(a)

Net revenues in fiscal year 2010 included approximately $143 million of net revenue generated in the third quarter of fiscal year 2010 resulting from the sale of all of the generic OxyContin® allotted pursuant to the Distribution and Supply Agreement (the “Distribution Agreement”) entered into with Purdue Pharma L.P., The P.F. Laboratories, Inc. and Purdue Pharmaceuticals L.P. (collectively “Purdue”) (see Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in this Annual Report on Form 10-K).

(b)	Cost of sales in fiscal year 2010 included $20.3 million of cost of sales incurred in the third quarter of fiscal year 2010 resulting from the royalty fee and the cost of the supplied product paid to Purdue, pursuant to the Distribution Agreement entered into with Purdue (see Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in this Annual Report on Form 10-K). Costs of sales in fiscal year 2010 also included provisions for obsolete and excess inventory of $17.3 million in the fourth quarter of fiscal year 2010.
(c)

Operating expenses in fiscal year 2010 included charges of $128.8 million related to the impairment of intangible assets and property and equipment (see Note 4—“Restructuring and Impairment Charges” of the Notes to the Consolidated Financial Statements included in this Annual Report on Form 10-K) and $70.0 million of purchased in-process research and development expense for the cash payment (the “Amendment Payment”) made upon execution of the Gestiva Amendment (see Note 5—“Acquisitions” of the Notes to the Consolidated Financial Statements included in this Annual Report on Form 10-K). Operating expenses in fiscal year 2010 were offset by gains on sale of $14.0 million for the sale of the Company’s Paragraph IV ANDA with the FDA for a generic equivalent version of GlaxoSmithKline’s Duac® gel to Perrigo Company and of $0.5 million for the sale of certain intellectual property and other assets associated with the ANDA for the generic version of Lotensin® 5-mg, 10-mg, 20-mg, and 40-mg Tablets to Huahai US, Inc. (see Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in this Annual Report on Form 10-K).

(d)	The loss from continuing operations and net loss in fiscal year 2010 included the impact of an $88.2 million valuation allowance that was charged to income tax expense during the fiscal year ended March 31, 2010 for deferred tax assets that the Company determined would not be realized as tax deductions in the future.
(e)	Cost of sales in fiscal year 2009 included provisions for obsolete inventory of $74.2 million to primarily cover inventory losses for all work-in-process and finished goods inventories we had on hand at November 30, 2008 and a write-off in the fourth quarter of fiscal year 2009 for certain raw materials that had no potential use in drug products to be manufactured in the future.

(f)	Operating expenses in fiscal year 2009 included charges of $36.6 million related to impairment of intangible assets, $10.4 million of severance benefits, $15.5 million of expense for administrative costs associated with product recalls, $50.0 million of litigation expense related to actual and probable legal settlements, and $2.0 million of purchased in-process research and development expenses related to a milestone payment made in accordance with the Gestiva™ acquisition.
(g)	The loss from continuing operations and the net loss in fiscal year 2009 included the impact of an $82.4 million valuation allowance that was charged to income tax expense during the year ended March 31, 2009 for deferred tax assets that we determined would not be realized as tax deductions in the future.
(h)	Operating expenses in fiscal year 2008 included purchased in-process research and development expenses of $10.0 million and $7.5 million recorded in connection with the Evamist™ and Gestiva™ acquisitions, respectively.
(i)	Net income in fiscal year 2007 included $2.0 million, net of tax, related to the cumulative effect of a change in accounting principle for the adoption of the FASB’s authoritative guidance on share-based payments.
(j)	Operating expenses in fiscal year 2006 included an expense of $30.4 million recognized in connection with the FemmePharma acquisition that consisted of $29.6 million for acquired in-process research and development and $0.9 million for direct expenses related to the transaction.
(k)	As a result of the decision by the Company to sell PDI, the Company has identified the assets and liabilities of PDI as held for sale in the Company’s consolidated balance sheets at March 31, 2010 and 2009 and has segregated PDI’s operating results and presented them separately as a discontinued operation for all periods presented.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Except for the historical information contained herein, the following discussion contains forward-looking statements that are subject to known and unknown risks, uncertainties, and other factors that may cause our actual results to differ materially from those expressed or implied by such forward-looking statements. These risks, uncertainties and other factors are discussed throughout this Annual Report on Form 10-K and specifically under the captions “Cautionary Note Regarding Forward-Looking Statements” and Item 1A—“Risk Factors.” In addition, the following discussion and analysis of the financial condition and results of operations should be read in conjunction with Item 6—“Selected Financial Data” and our Consolidated Financial Statements and the notes thereto appearing elsewhere in this Annual Report on Form 10-K. Also, for purposes of the following discussion, please note that, in March 2009, the Board approved management’s decision to market for sale PDI, our specialty materials segment. As a result of the decision to sell PDI, we identified the assets and liabilities of PDI as held for sale at March 31, 2010 and 2009 and we have segregated PDI’s operating results and presented them separately as a discontinued operation for all periods presented.

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

See Item 1—“Business—(b) Significant Recent Developments” for information on recent business developments related to our company, including product recalls (and certain related financial information), the consent decree with the FDA, the plea agreement with the Department of Justice, the suspension of manufacturing and shipping of our products, the Settlement Agreement, the Divestiture Agreement, and the Bridge Loan with our Lenders.

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

Results of Operations

Net revenues in fiscal year 2010 decreased $160.1 million, or 51.3%, as compared to fiscal year 2009. The decrease in net revenues was a result of decreases in product sales due to the impact of the nationwide recalls we initiated in the fourth quarter of fiscal year 2009 and the suspensions of shipments we initiated of all approved tablet-form products in December 2008 and all other drug products in January 2009. The decrease was partially offset by revenue generated from the sale of certain products not manufactured by us under the Distribution Agreement with Purdue (see Note 2—“Summary of Significant Accounting Policies—Revenue Recognition” and Note 15—“Commitments and Contingencies” of the Notes to the Consolidated Financial Statements in this Annual Report on Form 10-K). The overall decrease in gross profit of $27.7 million resulted primarily from the change in net revenues, coupled with the decrease in cost of sales of $132.5 million due to a reduction in personnel costs and production activity.

Operating expenses in fiscal year 2010 decreased $66.4 million or 15.4%, as compared to fiscal year 2009. The decrease in operating expenses was primarily due to the decrease in personnel costs, branded marketing and promotion expense, litigation and governmental inquiry costs related to actual and probable legal settlements and government fines, selling and research and development expenses, coupled with the gain on sale of our first-to-file Paragraph IV ANDA with the FDA for a generic equivalent version of GlaxoSmithKline’s Duac® gel to Perrigo Company of $14.0 million and the gain on sale of certain intellectual property and other assets associated with the ANDA for the generic version of Lotensin® 5-mg, 10-mg, 20-mg, and 40-mg Tablets to Huahai US, Inc. of $0.5 million. The decrease was partially offset by increases in restructuring and impairment charges and purchased in-process research and development expense relating to the $70.0 million payment made pursuant to the Amended Gestiva Agreement (see Note 5—“Acquisitions” of the Notes to the Consolidated Financial Statements in this Annual Report on Form 10-K).

The decrease in operating expenses, partially offset by the decrease in gross profit for fiscal year 2010, resulted in a $38.8 million decrease in operating loss compared to fiscal year 2009. Our results of operations in fiscal year 2010 also included the impact of an $88.2 million valuation allowance that increased income tax expense for the income reported during the fiscal year and the additional carry back period. Because of these factors, we incurred a net loss of $283.6 million in fiscal year 2010, compared to a net loss of $313.6 million in fiscal year 2009.

Net revenues in fiscal year 2009 decreased $265.3 million, or 45.9%, as compared to fiscal year 2008. Our operations generated $50.1 million of net revenues in the last six months of fiscal year 2009, compared to net revenues of $301.0 million for the corresponding six-month period of fiscal year 2008. This decrease resulted primarily from the impact of the nationwide recalls we initiated in the fourth quarter of fiscal year 2009 and the shipment suspensions we initiated of all approved tablet-form products in December 2008 and all other drug products in January 2009. Gross profit was further affected by the $38.8 million write-off of all work-in-process and finished goods inventories on hand at November 30, 2008, the $18.1 million provision that we recorded in the fourth quarter of fiscal year 2009 to primarily cover a write-off of certain raw materials that had no future use, and the immediate recognition of all production and overhead costs into cost of sales that began in December 2008. The increase of $148.9 million in operating expenses in fiscal year 2009 compared to fiscal year 2008 was primarily due to increases in research and development expense, legal and consulting fees, branded marketing and promotions expense, litigation expense related to actual and probable legal settlements, restructuring charges and charges recorded for impairment of intangible assets. Our results of operations in fiscal year 2009 also included the impact of an $82.4 million valuation allowance that was charged to income tax expense during the year ended March 31, 2009 for deferred tax assets that we determined would not be realized as tax deductions in the future. Because of these factors, we incurred a net loss of $313.6 million in fiscal year 2009.

FISCAL YEAR 2010 COMPARED TO FISCAL YEAR 2009

Net Revenues by Segment

($ in thousands):	Years Ended March 31,		Change
	2010	2009	$	%
Branded products	$9,015	$114,771	$(105,756)	(92.1)%
as % of net revenues	5.9%	36.7%
Specialty generics/non-branded	143,197 (1)	197,175	(53,978)	(27.4)%
as % of net revenues	94.1%	63.1%
Other	7	381	(374)	(98.2)%
as % of net revenues	0.0%	0.2%

Total net revenues	$152,219	$312,327	$(160,108)	(51.3)%

(1)	Includes approximately $143.0 million of net revenue resulting from the sale of all of the generic OxyContin® allotted pursuant to the Distribution Agreement entered into with Purdue.

The decrease in branded product sales of $105.8 million for fiscal year 2010 was primarily due to ceasing all of our manufacturing operations, as described in Item 1—“Business—(b) Significant Recent Developments”, during the fourth quarter of fiscal year 2009. As a result, branded product net revenues in fiscal year 2010 were derived primarily from Evamist™, which is manufactured by a third-party. Net revenues from Evamist™ during fiscal year 2010 were approximately $8.6 million, while Evamist™ net revenues were nominal during fiscal year 2009. During fiscal year 2009, net revenues of our anti-infective, hematinic and advanced prescription nutritional products were $34.0 million, $22.9 million and $50.0 million, respectively.

The decrease in branded product net revenues for fiscal year 2010 was partially offset by $3.5 million received in the three months ended June 30, 2009 as license revenue related to the transfer of certain existing product registrations, manufacturing technology and intellectual property rights.

Included in specialty generic/non-branded net revenues for fiscal year 2010 is approximately $143.0 million generated from the sale of all of the limited amount of generic OxyContin® during the limited period of time as allotted under the Distribution Agreement with Purdue (see Note 2—“Summary of Significant Accounting Policies—Revenue Recognition” and Note 15—“Commitments and Contingencies” of the Notes to the Consolidated Financial Statements in this Annual Report on Form 10-K). Excluding sales of products purchased from Purdue, net revenues decreased $196.7 million for fiscal year 2010 versus fiscal year 2009. This decrease, as described in Item 1—“Business—(b) Significant Recent Developments”, was due to ceasing all of our manufacturing operations during the fourth quarter of fiscal year 2009. Besides the net revenues generated from the sale of OxyContin® under the Distribution Agreement with Purdue, sales of generic products were derived primarily from Keterolac and Naproxen, which are manufactured by a third-party, and from royalty revenue generated from product sales of morphine sulfate 15-mg, 30-mg and 60-mg extended-release tablets, which are marketed and manufactured by a third-party. Net revenues from Keterolac and Naproxen during fiscal year 2010 were approximately $1.6 million, compared to $3.0 million during fiscal year 2009. Royalty revenue generated from product sales of morphine sulfate extended-release tablets during fiscal year 2010 was approximately $1.3 million, compared to $1.4 million during fiscal year 2009. Net revenues generated in fiscal year 2010 were offset by customer allowances.

Gross Profit by Segment

($ in thousands):	Years Ended March 31,		Change
	2010	2009	$	%
Branded products	$6,951	$98,853	$(91,902)	(93.0)%
as % of segment net revenues	77.1%	86.1%
Specialty generics/non-branded	120,261 (1)	87,099	33,162	38.1%
as % of segment net revenues	84.0%	44.2%
Other	(74,920)	(106,008)	31,088	(29.3)%

Total gross profit	$52,292	$79,944	$(27,652)	(34.6)%

as % of total net revenues	34.4%	25.6%

(1)

Includes approximately $123.0 million of gross profit resulting from the net revenue generated from the sale of all of the generic OxyContin® allotted, partially offset by the royalty fee and the cost of the supplied product paid to Purdue, pursuant to the Distribution Agreement entered into with Purdue.

The increase in gross profit in our specialty generics/non-branded segment for fiscal year 2010 was primarily due to the net revenues of approximately $143.0 million generated from the sale of all of the limited quantity of generic OxyContin® pursuant to the Distribution Agreement with Purdue, partially offset by approximately $20.0 million recognized as cost of sales for royalty fees owed to Purdue and the cost of product paid to Purdue pursuant to the Distribution Agreement (see Note 2—“Summary of Significant Accounting Policies—Revenue Recognition” and Note 15—“Commitments and Contingencies” of the Notes to the Consolidated Financial Statements in this Annual Report on Form 10-K). The gross profit resulting from the Distribution Agreement was approximately $123.0 million.

The increase in gross profit for fiscal year 2010 was partially offset by the impact of ceasing all of our manufacturing operations, as described in Item 1—“Business—(b) Significant Recent Developments”, during the fourth quarter of fiscal year 2009. The decrease in gross profit in our branded segment for fiscal year 2010 was also the result of ceasing all of our manufacturing operations, as described above, which limited our net revenues to sales of products manufactured by third parties and revenue generated from license agreements. Additionally, because we ceased all manufacturing activities, all costs associated with our manufacturing operations were immediately expensed as incurred.

The “Other” category for gross profit reflected above includes the impact of contract manufacturing revenues, pricing and production variances, and changes to inventory reserves associated with production. Any inventory reserve changes associated with finished goods are reflected in the applicable segment. The fluctuation in the “Other” category was primarily the result of the write-off of all work-in-process and finished goods inventories we had on hand at November 30, 2008 and the write-off we recorded in the fourth quarter of fiscal year 2009 for certain raw materials. Because of the effects of the consent decree we entered into with the FDA in March 2009, we completed an assessment of our raw materials inventory and identified certain raw materials that had no potential use in products we expect to manufacture in the future. These events were the primary factors that resulted in a provision for obsolete inventory of $74.2 million that was recorded as a component of cost of sales in fiscal year 2009. Additionally in fiscal year 2009, beginning in December 2008, we recognized all production and overhead costs directly to cost of sales as they were incurred. This fluctuation in the “Other” category was partially offset by the lack of production activity in all of fiscal year 2010. Since we were not producing products during any of fiscal year 2010, labor and overhead expenses were recognized directly into cost of sales rather than capitalized into inventory.

Research and Development

	Years Ended March 31,		Change
($ in thousands):	2010	2009	$	%
Research and development	$29,045	$69,841	$(40,796)	(58.4)%
as % of net revenues	19.1%	22.4%

Research and development expenses consisted mainly of personnel-related costs, laboratory tests for proposed branded products, clinical studies to determine the safety and efficacy of proposed branded products, and material used in research and development activities. The decrease in research and development expense of $40.8 million for fiscal year 2010 was primarily due to lower personnel costs associated with the reduction in force that occurred in the fourth quarter of fiscal year 2009, lower costs associated with the testing of drugs under development due to a reduction in bioequivalency studies and lower material costs as a result of decreased research and development activities during fiscal year 2010 as compared to fiscal year 2009.

Selling and Administrative

	Years Ended March 31,		Change
($ in thousands):	2010	2009	$	%
Selling and administrative	$118,052	$248,410	$(130,358)	(52.5)%
as % of net revenues	77.6%	79.5%

The decrease in selling and administrative expense resulted primarily from the net impact of the following:

•	$48.8 million decrease in marketing promotion expenses primarily related to suspending shipment of all approved tablet-form products in December 2008 and all other drug products in January 2009;

•

$28.3 million decrease due primarily to reductions in management, sales and other personnel related to the significant reduction in our workforce which occurred beginning in the fourth quarter of fiscal year 2009;

•

$15.6 million decrease in processing fees and other administrative expenses recorded in fiscal year 2009 related to our nationwide voluntary recall in the fourth quarter of 2009 affecting multiple lots of over 150 branded and generic/non-branded products;

•	$9.8 million decrease in facility expenses due to the ongoing realignment of our cost structure that was necessitated by our product recalls and the requirements under the consent decree;

•	$8.3 million decrease in professional fees as a result of the decrease in fees related to the internal investigation conducted by the Audit Committee, which was completed in June 2009;

•	$8.2 million decrease in expenses for consulting, legal and other professional services for fiscal year 2010 due to a decrease in litigation activity;

•	$3.0 million decrease in product development costs as a result of our discontinuation of manufacturing and distribution and the ongoing realignment of our cost structure;

•

$10.8 million reversal in compensation expense recorded during fiscal year 2009 and that did not recur in fiscal year 2010. The reversal in fiscal year 2009 was for a previously recorded accrual associated with the former Chief Executive Officer’s retirement benefits as a result of the termination “for cause” of the former Chief Executive Officer’s employment agreement by the Board. Mr. M. Hermelin has informed us, however, that he believes he effectively retired from his employment with us prior to the termination of his employment agreement on December 5, 2008 by the Board;

•

$6.1 million decrease in compensation expense that was recorded during fiscal year 2009 and that did not recur in fiscal year 2010. In fiscal year 2009 we reduced a previously recorded accrual for payroll related withholding taxes on disqualified incentive stock options that resulted from a settlement with the IRS for calendar years 2004 to 2007; and

•	$7.6 million increase in FDA review expenses in fiscal year 2010 associated with engaging external resources to assist with reviews.

Amortization of Intangible Assets

($ in thousands):	Years Ended March 31,		Change
	2010	2009	$	%
Amortization of intangible assets	$12,155	$14,221	$(2,066)	(14.5)%
as % of net revenues	8.0%	4.6%

Because of the events that occurred beginning in the third quarter of fiscal year 2009, which included four voluntary recalls involving 25 generic products and the suspension of all shipments of our FDA-approved tablet-form products, we completed an evaluation of each of our intangible assets. Based upon management’s analysis, it was determined the following intangible assets were impaired:

•

Pursuant to the terms of the consent decree, we agreed not to distribute our unapproved products, including our prenatal vitamins and hematinic products, unless we obtain approval through the FDA’s ANDA or NDA processes. Since we were unable to generate any revenues from these products and they were not approved by the FDA, we recorded $34.1 million during fiscal year 2009 as an impairment charge to write-off the remaining net book value of the intangible assets related to our branded prenatal vitamins and hematinic products.

•

During fiscal year 2009, we recognized an impairment charge of $2.5 million for the intangible assets related to a product we had under development to treat endometriosis. It was determined at the end of our Phase II study that this product was not effective because its efficacy was not better than that of a placebo. As a result, we decided to abandon development of the product in fiscal year 2009 and wrote-off the remaining net book value of the related intangible assets.

Due to the write-off of the intangible assets described above, amortization expense decreased by $2.1 million in fiscal year 2010 versus fiscal year 2009.

Restructuring and Impairment Charges

($ in thousands):	Years Ended March 31,		Change
	2010	2009	$	%
Restructuring	$6,422	$10,356	$(3,934)	(38.0)%
as a % of net revenues	4.2%	3.3%
Intangible Assets Impairment	82,258	36,618	45,640	124.6%
as a % of net revenues	54.0%	11.7%
Manufacturing Distribution and Packaging Assets Impairment	46,552	—	46,552	NA %
as a % of net revenues	30.6%	0.0%

Total Restructuring and Impairment Charges	$135,232	$46,974	$88,258	187.9%
as a % of net revenues	88.8%	15.0%

Restructuring

On March 31, 2010, as part of an ongoing realignment of our cost structure we made further substantial reductions of our workforce and employee headcount was reduced by approximately 300. We recorded expense of $6.4 million in fiscal year 2010 for severance benefits related primarily to these terminations. During the quarter ended March 31, 2009, we reduced our headcount by approximately 1,000 employees through a combination of terminations and layoffs which resulted in severance benefits of approximately $10.4 million.

Impairment

We assess the impairment of long-lived and intangible assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. The factors that we consider in our assessment include the following: (1) significant underperformance of the assets relative to expected historical or projected future operating results; (2) significant changes in the manner of our use of the acquired assets or the strategy for its overall business; (3) significant negative industry or economic trends; and (4) significant adverse changes as a result of legal proceedings or governmental or regulatory actions. Certain significant events occurred in the three months ended March 31, 2010 that indicated that the carrying value of certain assets as of March 31, 2010 may not be recoverable. These events included: (a) the expectation of when we would be able to resume manufacturing and shipment and begin generating cash flow from the sale of certain of our approved products, (b) the entry into the plea agreement with the U.S. Department of Justice (see Note 15—“Commitments and Contingencies” of the Notes to the Consolidated Financial Statements in this Annual Report on Form 10-K) and (c) the substantial reduction of our workforce that occurred on March 31, 2010 (see Note 25—“Subsequent Events” of the Notes to the Consolidated Financial Statements in this Annual Report on Form 10-K). Furthermore, we are evaluating various strategic and operating alternatives with respect to Nesher.

Based on the events described above, we determined that a triggering event occurred in the fourth quarter of fiscal year 2010 giving rise to the need to assess the recoverability of our long-lived assets. Based on the assessment of the recoverability of our long-lived assets, it was determined that future undiscounted cash flows were not sufficient to support the carrying value of certain of our long-lived assets, and this resulted in material non-cash charges for impairment of property and equipment and intangible assets in the quarter ended March 31, 2010. Cash flow projections require a significant level of judgment and estimation in order to determine a number of interdependent variables and assumptions such as probability, timing, pricing and various cost factors. Cash flow projections are highly sensitive to changes in these variables and assumptions.

Based upon management’s analysis, it was determined the following assets were impaired:

•

With respect to the intangible assets related to Evamist™, we had approximately $116.0 million of unamortized costs as of March 31, 2010 and remaining useful lives of 9 to 13 years related to product rights, trademark rights and rights under the sublicense agreement. To test impairment of these assets, we performed a cash flow analysis, which incorporates a number of significant assumptions and estimates. The sum of the projected undiscounted cash flows, which extend over the useful life assigned to the longest lived asset, did not exceed the carrying amount of the intangible assets as of March 31, 2010 and we concluded that the assets related to Evamist™ were impaired as of that date. We recorded $79.0 million during fiscal year 2010 as an impairment charge to reduce the carrying value of the intangible assets related to Evamist™ to its estimated fair value.

•

With respect to the intangible assets related to Micro-K® and patents and trademarks, we had approximately $16.2 million and $3.3 million of unamortized costs as of March 31, 2010, respectively. We performed a cash flow analysis that extended over the average remaining useful life of these assets and determined that the assets related to patents and trademarks were impaired. We recorded an impairment charge of $3.3 million during fiscal year 2010 to reduce the carrying value of patents and trademarks to estimated fair value.

•

With respect to the Manufacturing, Distribution & Packaging asset group (“MD&P”), an asset group consisting primarily of property and equipment used in our manufacturing operations and a generic product portfolio, we had approximately $112.4 million of net book value as of March 31, 2010. We performed a cash flow analysis that extended over the average remaining useful life of the assets and determined that the assets related to MD&P were impaired. We recorded an impairment charge of $46.6 million during fiscal year 2010 to reduce the carrying value of manufacturing equipment, and other assets to estimated fair value.

Purchased In-Process Research and Development

	Years Ended March 31,		Change
($ in thousands):	2010	2009	$	%
Purchased in-process research and development	$70,000	$2,000	$68,000	3,400.0%
as % of net revenues	46%	0.6%

In January 2008, we entered into a definitive asset purchase agreement to acquire the U.S. and worldwide rights to Gestiva™ (17-alpha hydroxyprogesterone caproate) (see Note 5—“Acquisitions” of the Notes to the Consolidated Financial Statements in this Annual Report on Form 10-K). Under the terms of the asset purchase agreement, we made a $2.0 million cash payment in May 2008 upon achievement of a milestone. Because the product was not FDA approved at the time when this payment was made, we recorded this payment as an in-process research and development charge.

Pursuant to the Amended Gestiva Agreement (see Note 5—“Acquisitions” of the Notes to the Consolidated Financial Statements in this Annual Report on Form 10-K), a $70.0 million cash payment was due upon execution of the Gestiva Amendment. We made such payment in the fourth quarter of fiscal year 2010. Because the product was not FDA approved at the time when this payment was and the project would have no alternative use if not approved, we recorded this payment as an in-process research and development charge.

Litigation and Governmental Inquiries, net

	Years Ended March 31,		Change
($ in thousands):	2010	2009	$	%
Litigation and governmental inquiries, net	$15,024	$49,996	$(34,972)	(69.9)%
as % of net revenues	9.9%	16.0%

The decrease in litigation and governmental inquiries expense of $35.0 million for fiscal year 2010 was primarily due to significant costs recognized in fiscal year 2009 associated with:

•

the plea agreement with the U.S. Department of Justice recorded during the three months ended September 30, 2008 (see Note 15—“Commitments and Contingencies” of the Notes to the Consolidated Financial Statements in this Annual Report on Form 10-K);

•

various product liability actions (based on our product liability insurance coverage and the number of product liability actions that were pending, that had been settled and that we expect to occur) related to the voluntary product recalls initiated by us in calendar years 2008 and early 2009 and alleged damages as a result of the ingestion of purportedly oversized tablets allegedly distributed in 2007 and 2008 (see Note 15—“Commitments and Contingencies” of the Notes to the Consolidated Financial Statements in this Annual Report on Form 10-K); and

•

the settlement agreement with Axcan ScandiPharm, Inc. (“Axcan”) that was recorded during fiscal year 2009 (see Note 15—“Commitments and Contingencies” of the Notes to the Consolidated Financial Statements in this Annual Report on Form 10-K).

Additionally, we recorded an adjustment of $1.9 million in fiscal year 2010 to reduce our expected direct liability (as discussed above) for product liability actions related to the voluntary product recalls initiated by us in calendar year 2008 and early 2009 and alleged damages as a result of the ingestion of purportedly oversized tablets allegedly manufactured and distributed by us.

The decreases noted above were partially offset by a settlement agreement with Strides that was reached on December 13, 2010. At March 31, 2010, the Company had a carrying value of approximately $14.4 million related to an investment in preferred shares of Strides, including accrued dividends. Under the terms of the agreement, both parties agreed to settle all claims and disputes, Strides agreed to pay the Company $7.3 million, and the Company agreed to redeem all previously issued preferred shares. The difference between the carrying value of the preferred shares and accrued dividends at March 31, 2010 and the payment made by Strides was recorded as litigation expense and the carrying value of the preferred shares and accrued dividends was reduced to $7.3 million.

Gains on Sale of Assets

	Years Ended March 31,		Change
($ in thousands):	2010	2009	$	%
Gains on sale of assets	$14,500	$—	$14,500	NA	%
as % of net revenues	9.5%	0.0%

During fiscal year 2010, we completed the sale to Perrigo Company of our Paragraph IV ANDA for a generic equivalent version of GlaxoSmithKline’s Duac® gel. We were the first to file the Paragraph IV ANDA for this product with the FDA. Under the terms of the transaction, we received $14.0 million from Perrigo Company at closing and will receive an additional $2.0 million as a milestone payment upon the completion of a successful technical transfer.

During fiscal year 2010, we recognized a $0.5 million gain from the sale of certain intellectual property and other assets associated with our ANDA for the generic version of Lotensin® 5-mg, 10-mg, 20-mg, and 40-mg Tablets to Huahai US, Inc.

Interest Expense

	Years Ended March 31,		Change
($ in thousands):	2010	2009	$	%
Interest expense	$8,046	$9,312	$(1,266)	(13.6)%

The decrease in interest expense for fiscal year 2010 resulted primarily from the decline in interest expense of $0.9 million incurred on the $30.0 million line of credit that was outstanding during fiscal year 2009. The line of credit was fully repaid in February 2009. Also in February 2009, $0.3 million of remaining deferred financing costs related to the line of credit was written off to become fully amortized at time of repayment. The decrease in interest expense was also attributable to the deferred financing costs related to the issuance of the convertible notes becoming fully amortized during the first quarter of fiscal year 2009. Deferred financing costs of $0.2 million were recorded in the consolidated statement of operations during the nine months ended December 31, 2008.

The decrease in interest expense for fiscal year 2010 was partially offset by interest accretion expense of $0.4 million recorded during fiscal year 2010, as compared to accretion expense of $0.3 million recorded during fiscal year 2009, related to the fines and penalties pursuant to the plea agreement with the U.S. Department of Justice (see Note 15—“Commitments and Contingencies” of the Notes to the Consolidated Financial Statements in this Annual Report on Form 10-K), which was recorded at present value as of September 30, 2008. The interest accretion represents the difference between the present value of the fines and penalties of $26.4 million, which is based on the revised plea agreement entered in November 2010 and the undiscounted amount of $27.6 million, which will be recognized ratably over the period during which installment payments will be made pursuant to the plea agreement (March 2010 until July 2012).

Interest and Other Income (Expense)

	Years Ended March 31,		Change
($ in thousands):	2010	2009	$	%
Interest and other income (expense)	$5,807	$(6,280)	$12,087	(192.5)%

The increase in interest and other income (expense) of $12.1 million for fiscal year 2010 consisted of the following:

•

Decreases in expense of $10.9 million related to other-than-temporary impairment recognized into earnings during fiscal year 2009 on our ARS, offset in part by a $1.3 million gain recognized for a settlement agreement with one of our brokers for a $10.0 million ARS;

•

Increases in income of $3.5 million due to the recognition of foreign currency transaction gains on an investment denominated in the Indian Rupee as compared to transactions losses on the investment recognized in fiscal year 2009; and

•

Declines in interest income of $3.7 million due to the impact of lower short-term market interest rates, which reduced our weighted average interest rate on interest-earning assets for fiscal year 2010 as compared to fiscal year 2009.

Income Tax Benefit

	Years Ended March 31,		Change
($ in thousands):	2010	2009	$	%
Income tax benefit	$25,949	$48,496	$(22,547)	(46.5)%
Effective tax rate	7.4%	13.8%

The benefit for income taxes for fiscal years 2010 and 2009 was primarily due to the availability to carry back operating losses to prior periods. The benefit for 2009 included the carry back of operating losses to the two prior years partially offset by a valuation allowance. The benefit for 2010 included the additional carry back period for a period of five years allowed as a result of a change in law. The benefit for both years was partially offset by the timing of certain deferred tax liabilities which are not scheduled to reverse within the applicable carry forward periods for the deferred tax assets.

Income from Discontinued Operations

	Years Ended March 31,		Change
($ in thousands):	2010	2009	$	%
Income from discontinued operations	$5,394	$4,967	$427	8.6%

During the fourth quarter of fiscal year 2009, our Board authorized management to sell PDI, our specialty materials segment (see Note 25—“Subsequent Events” of the Notes to the Consolidated Financial Statements in this Annual Report on Form 10-K for more information regarding the sale of PDI). Therefore, we have segregated PDI’s operating results and presented them separately as a discontinued operation for all periods presented. (See Note 23— “Segment Reporting” of the Notes to the Consolidated Financial Statements included in this Annual Report on Form 10-K.) The increase in income from discontinued operations for fiscal year 2010 was primarily due to decreases in PDI’s total operating expenses, mostly due to an insurance gain, partially offset by decreases in gross profit. PDI was sold in June 2010.

FISCAL YEAR 2009 COMPARED TO FISCAL YEAR 2008

Net Revenues by Segment

	Years Ended March 31,		Change
($ in thousands):	2009	2008	$	%
Branded products	$114,771	$212,281	$(97,510)	(45.9)%
as % of net revenues	36.7%	36.8%
Specialty generics/non-branded	197,175	364,191	(167,016)	(45.9)%
as % of net revenues	63.1%	63.1%
Other	381	1,151	(770)	(66.9)%
as % of net revenues	0.2%	0.1%

Total net revenues	$312,327	$577,623	$(265,296)	(45.9)%

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

Gross Profit by Segment

	Years Ended March 31,		Change
($ in thousands):	2009	2008	$	%
Branded products	$98,853	$190,083	$(91,230)	(48.0)%
as % of segment net revenues	86.1%	89.5%
Specialty generics/non-branded	87,099	228,511	(141,412)	(61.9)%
as % of segment net revenues	44.2%	62. 7%
Other	(106,008)	(15,958)	(90,050)	564.3%

Total gross profit	$79,944	$402,636	$(322,692)	(80.1)%

as % of total net revenues	25.6%	69.7%

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

Research and Development

	Years Ended March 31,		Change
($ in thousands):	2009	2008	$	%
Research and development	$69,841	$48,873	$20,968	42.9%
as % of net revenues	22.4%	8.5%

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

•	$1.0 million of costs incurred by Nesher Solutions, Ltd., our subsidiary based in Israel, which serves to enhance the development efforts of our generic pipeline.

Purchased In-Process Research and Development

	Years Ended March 31,		Change
($ in thousands):	2009	2008	$	%
Purchased in-process research and development	$2,000	$17,500	$(15,500)	(88.6)%
as % of net revenues	0.6%	3.0%

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

In May 2007, we acquired from VIVUS, Inc. the U.S. marketing rights to Evamist™, a transdermal estrogen therapy. Under the terms of the asset purchase agreement for Evamist™, we paid $10.0 million in cash at closing and made an additional cash payment of $141.5 million upon final approval of the product by the FDA in July 2007. Since the product had not yet obtained FDA approval when the initial payment was made at closing, we recorded a $10.0 million in-process research and development charge during fiscal year 2008.

Selling and Administrative

	Years Ended March 31,		Change
($ in thousands):	2009	2008	$	%
Selling and administrative	$248,410	$203,495	$44,915	22.1%
as % of net revenues	79.5%	35.2%

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

•	$9.6 million decrease in incentive bonuses due to the termination in fiscal year 2009 of incentive bonus plans for our executives.

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

•

$6.1 million decrease in compensation expense that was recorded during fiscal year 2009 due primarily to the reversal of an accrual for payroll related withholding taxes on disqualified incentive stock options that resulted from a settlement with the IRS for calendar years 2004 to 2007.

Amortization of Intangible Assets

	Years Ended March 31,		Change
($ in thousands):	2009	2008	$	%
Amortization of intangible assets	$14,221	$11,491	$2,730	23.8%
as % of net revenues	4.6%	2.0%

The increase in amortization of intangible assets was due primarily to the purchase of Evamist™ in May 2007 and the impact of a full year’s amortization of the intangible assets we recorded thereon. Under the terms of the purchase agreement, we paid $141.5 million after final approval of the product was received from the FDA on July 27, 2007. The final purchase price allocation was completed during the first quarter of fiscal year 2009 and resulted in estimated identifiable intangible assets of $44.1 million for product rights; $12.8 million for trademark rights; $82.5 million for rights under a sublicense agreement; and $2.1 million for a covenant not to compete. In conjunction with the FDA’s approval of Evamist™ on July 27, 2007, we began amortizing the product rights, trademark rights and rights under the sublicense agreement over 15 years and the covenant not to compete over nine years.

Restructuring and Impairment Charges

	Years Ended March 31,		Change
($ in thousands):	2009	2008	$	%
Restructuring	$10,356	$—	$10,356	—
as a % of net revenues	3.3%	0.0%
Intangible Assets Impairment	36,618	1,140	35,478	3112.1%
as a % of net revenues	11.7%	0.2%

Total Restructuring and impairment charges	$46,974	$1,140	$45,834	4020.5%
as a % of net revenues	15.0%	0.2%

Restructuring

On February 5, 2009, we commenced a substantial reduction of our workforce as part of an ongoing realignment of our cost structure. Employee headcount, through a combination of terminations and layoffs, was reduced by approximately 1,000 employees. We recorded expense of $10.4 million in fiscal year 2009 for severance benefits related to these terminations.

Impairment

We evaluate our intangible assets for impairment at least annually or whenever events or changes in circumstances indicate an intangible asset’s carrying amount may not be recoverable. Because of events that occurred beginning in the third quarter of fiscal year 2009, which included four voluntary recalls involving 25 generic products and the suspension of all shipments of our FDA-approved tablet-form products, we completed an evaluation of each of our intangible assets. Based upon management’s analysis, it was determined the following intangible assets were impaired:

•

Pursuant to the terms of the consent decree, we agreed not to distribute our unapproved products, including our prenatal vitamins and hematinic products, unless we obtain approval through the FDA’s ANDA or NDA processes. Since such products are unable to generate any revenues and are not approved by the FDA, we recorded $34.1 million during fiscal year 2009 as an impairment charge to write-off the remaining net book value of the intangible assets related to our branded prenatal vitamins and hematinic products.

•

During fiscal year 2009, we recognized an impairment charge of $2.5 million for the intangible assets related to a product we had under development to treat endometriosis. It was determined at the end of our Phase II study that this product was not effective because its efficacy was not better than that of a placebo. As a result, we decided to abandon development of the product in fiscal year 2009 and wrote-off the remaining net book value of the related intangible assets.

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

With respect to the intangible assets related to Evamist™, we had approximately $125.5 million of unamortized costs and remaining useful lives of 9 to 13 years as of March 31, 2009. To test impairment of these assets, we performed a cash flow analysis, which incorporates a number of significant assumptions and estimates that are subject to change as actual results become known. The sum of the projected undiscounted cash flows, which extend over the useful life assigned to the assets, slightly exceeds the carrying amount of the intangible assets as of March 31, 2009 and we concluded that the asset is not impaired as of that date. However, events and circumstances, primarily as of the fourth quarter of fiscal year 2010, required management to revise its earlier assumptions and estimates and such revisions resulted in the fiscal year 2010 impairments described above.

Litigation and Governmental Inquiries, net

	Years Ended March 31,		Change
($ in thousands):	2009	2008	$	%
Litigation and governmental inquiries, net	$49,996	$—	$49,996	NA	%
as % of net revenues	16.0%	0.0%

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

In May 2009, we entered into a global confidential settlement agreement with Axcan to dismiss a suit Axcan had filed against us in June 2007. The settlement agreement required us to pay Axcan in three installments, $3.5 million of which was paid in May 2009. Subsequent to May 2009, the original agreement with Axcan was revised and we made a payment of $2.0 million to settle the remaining two payments due to Axcan. At March 31, 2009, we had recorded a settlement liability of $5.5 million in accrued liabilities.

Pursuant to the plea agreement that ETHEX entered into with the Department of Justice on March 2, 2010, ETHEX agreed to pay criminal fines, restitution to the Medicare and Medicaid programs and an administrative forfeiture in the aggregate amount of $27.6 million. The plea agreement originally required us to pay the criminal fines in five installment payments beginning March 6, 2010 and ending July 11, 2012 (see Note 15—“Commitments and Contingencies” of the Notes to the Consolidated Financial Statements in this Annual Report on Form 10-K for discussion regarding amendments to this payment schedule). For fiscal 2009, we recorded litigation expense of $23.6 million for the present value of the administrative forfeiture and the five expected installment payments related to the criminal fines and reduced net revenues by $2.3 million for the restitution payments made to the Medicare and Medicaid programs on March 6, 2010. We used risk-free interest rates averaging 2.16% to determine the present value of the installment payments due under the plea agreement.

Interest Expense

	Years Ended March 31,		Change
($ in thousands):	2009	2008	$	%
Interest expense	$9,312	$10,463	$(1,151)	(11.0)%

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

Interest and Other Income (Expense)

	Years Ended March 31,		Change
($ in thousands):	2009	2008	$	%
Interest and other income (expense)	$(6,280)	$12,524	$(18,804)	(150.1)%

The increase in interest and other expense (income) consisted of the following:

•	$6.2 million decline in interest income due primarily to a decrease in short-term interest rates.

•	$3.5 million increase in foreign currency transaction losses on an investment denominated in the Indian Rupee.

•

$10.5 million of other-than-temporary impairment recognized into earnings during fiscal year 2009 on our ARS, offset in part by a $1.3 million gain recognized in connection with a settlement agreement with our broker for a $10.0 million ARS.

Income Tax Provision (Benefit)

	Years Ended March 31,		Change
($ in thousands):	2009	2008	$	%
Income tax provision (benefit)	$(48,496)	$39,605	$(88,101)	(222.4)%
Effective tax rate	13.8%	32.4%

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

Income from Discontinued Operations

	Years Ended March 31,		Change
($ in thousands):	2009	2008	$	%
Income from discontinued operations	$4,967	$3,845	$1,122	29.2%

During the fourth quarter of fiscal year 2009, our Board authorized management to sell PDI, our specialty materials segment. Therefore, we have segregated PDI’s operating results and presented them separately as a discontinued operation for all periods presented. The increase in income from discontinued operations was primarily due to an increase in PDI’s net revenues. PDI was sold on June 2, 2010.

Liquidity and Capital Resources

Cash and cash equivalents and working capital (deficiency) were $60.7 million and $(81.1 million), respectively, at March 31, 2010, compared to $75.7 million and $5.2 million, respectively, at March 31, 2009. Working capital is defined as total current assets minus total current liabilities. Working capital decreased primarily due to decreases in income taxes receivable of $77.3 million, accounts receivable (net) of $19.8 million and cash and cash equivalents of $15.0 million, coupled with an increase in current maturities of long-term debt of $26.1 million, partially offset by a decrease in accrued liabilities of $83.9 million. The decrease in income taxes receivable is primarily due to the receipt of tax refunds associated with carrying back net operating losses to previous years while the decrease in accounts receivable resulted primarily from applying credits owed to our customers for returns and failure to supply costs associated with the product recalls in fiscal year 2009 against outstanding amounts our customers owed to us. The increase in current maturities of long-term debt was the result of recording a collateralized borrowing liability for the payment received from CGMI for the purchase of the remaining ARS in relation to the Purchase and Release Agreement entered into with CGMI in the fourth quarter of fiscal year 2010. The ARS remain an asset on the balance sheet recorded at fair value and classified as investment securities (see Note 13—“Long-Term Debt” of the Notes to the Consolidated Financial Statements in this Annual Report on Form 10-K). The decrease in accrued liabilities is primarily due to payments and credits associated with return and failure to supply costs described above that we provided to customers that did not have outstanding amounts owed to us. The decrease in accrued liabilities is also attributable to payments associated with product recall processing fees, litigation settlements and legal and consulting fees associated with the FDA consent decree and governmental inquiries.

Net cash used in operating activities of $50 thousand resulted primarily from decreases in accounts payable and accrued liabilities which was primarily driven by recall-related costs (including product costs, product returns, failure to supply claims and third-party processing fees) processed in the current year and the decline in sales-related reserves that are classified as accrued liabilities which was primarily driven by the cessation of all of our manufacturing operations which occurred in the fourth quarter of fiscal year 2009. This was further coupled with a net loss of $283.6 million, adjusted for non-cash items, partially offset by the receipt of tax refunds and the decrease in receivables, net.

Net cash flow used in investing activities of $73.5 million included the $70.0 million payment paid pursuant to the Amended Gestiva Agreement (see Note 5—“Acquisitions” of the Notes to the Consolidated Financial Statements in this Annual Report on Form 10-K) and capital expenditures of $10.2 million (the majority of which related to PDI capital expenditures during the three months ended September 30, 2009, in connection with an accidental fire that damaged a leased facility used by PDI; see Note 23—“Segment Reporting” of the Notes to the Consolidated Financial Statements in this Annual Report on Form 10-K) for fiscal year 2010, as compared to $23.6 million for fiscal year 2009. The decrease in capital expenditures was primarily due to ceasing operations and cancelling capital projects in the fourth quarter of fiscal year 2009. Other investing activities during fiscal year 2010 included $5.6 million of insurance proceeds received as a result of an accidental fire that damaged a leased facility used by PDI (see Note 23—“Segment Reporting” of the Notes to the Consolidated Financial Statements in this Annual Report on Form 10-K) and $1.1 million sales of marketable securities.

Net cash provided by financing activities of $58.2 million resulted primarily from $61.8 million of proceeds related to the transfer of our ARS to Citigroup Global Markets Inc. (“CGMI”) (see discussion below and Note 6—“Investment Securities” of the Notes to the Consolidated Financial Statements in this Annual Report on Form 10-K). These proceeds were offset by the repayment of the principal portion of the debt related primarily to our mortgage obligation.

On February 25, 2009, we initiated legal action against CGMI, through which we acquired the ARS we held at that time, in the District Court for the Eastern District of Missouri. On January 21, 2010, we entered into a Purchase and Release Agreement with CGMI pursuant to which CGMI agreed to purchase the ARS for an aggregate purchase price of approximately $61.7 million. We also received a two-year option (which expires on January 21, 2012) to reacquire the ARS (in whole or on a class-by-class basis) for the prices at which they were sold, as well as the right to receive further payments in the event any ARS are redeemed prior to the expiration of the option. We agreed to release CGMI from any liability or claim arising from our investment in ARS sold by CGMI, and we agreed with CGMI to take all necessary steps to dismiss with prejudice all claims asserted by us against CGMI regarding the ARS, including the legal action referred to above. As more fully described in Note 6—“Investment Securities” of the Notes to the Consolidated Financial Statements in this Annual Report on Form 10-K, as a result of the Purchase and Release Agreement, we recorded a short-term liability and continued to record the ARS as an asset as of March 31, 2010.

At March 31, 2010, our investment securities included $71.6 million in principal amount of auction rate securities (“ARS”). Consistent with our investment policy guidelines, the ARS held by us are AAA-rated securities with long-term nominal maturities secured by student loans which are guaranteed by the U.S. Government. Liquidity for the ARS is typically provided by an auction process which allows holders to sell their notes and resets the applicable interest rate at pre-determined intervals, typically between seven to 35 days.

However, with the liquidity issues experienced in global credit and capital markets, the ARS experienced failed auctions beginning in February 2008 and throughout fiscal years 2009 and 2010. An auction failure means that the parties wishing to sell their securities could not be matched with an adequate volume of buyers. The securities for which auctions have failed continue to accrue interest at the contractual rate and continue to be auctioned every seven, 14, 28 or 35 days, as the case may be, until the auction succeeds, the issuer calls the securities, or they mature.

(See Note 6—“Investment Securities” of the Notes to the Consolidated Financial Statements included in this Annual Report on Form 10-K for more information regarding the settlement agreement and the proceeds received in connection therewith.)

Our debt balance, including current maturities, was $297.1 million at March 31, 2010, compared to $238.5 million at March 31, 2009.

In June 2007, we entered into an installment payment agreement with a financial institution for the purchase of software products and the right to receive consulting or other services from the seller. Upon delivery of the products and services, the financial institution will pay the seller amounts owed for the software products and services. As a result of the installment payment agreement, we recorded debt in the amount of $1.7 million, which is paid ratably over 16 consecutive quarters to the financial institution. Also, in August 2007, we entered into another agreement with the same financial institution for the payment of additional consulting services that will be provided on a time and material basis. In exchange for the institution paying the seller for fees owed, we recorded additional debt in the amount of $0.3 million, which is paid to the financial institution ratably over 16 consecutive quarters. The two installment payment agreements were discounted using an imputed annual interest rate that approximated our company’s borrowing rate for similar debt instruments at the time of the borrowings.

In March 2006, we entered into a $43.0 million mortgage loan arrangement with one of our primary lenders, in part to refinance $9.9 million of existing mortgages. The $32.8 million of net proceeds we received from the mortgage loan was used for working capital and general corporate purposes. The mortgage loan, which is secured by three of our buildings, bears interest at a rate of 5.91% (and a default rate of 10.905%) and matures on April 1, 2021. We were not in compliance with one or more of the requirements of the mortgage loan arrangement as of March 31, 2010. However, on August 5, 2010, we received a letter (“Waiver Letter”) approving certain waivers of covenants under the Promissory Note, dated March 23, 2006, by and between MECW, LLC, a subsidiary of our company, and LaSalle National Bank Association, and certain other loan documents entered into in connection with the execution of the Promissory Note (collectively, the “Loan Documents”). LNR Partners, Inc., the servicer of the loan (“LNR Partners”), issued the Waiver Letter to our company and MECW, LLC on behalf of the lenders under the Loan Documents. In the Waiver Letter, the lenders consented to the following under the Loan Documents:

•	Waiver of the requirement that our company and MECW, LLC deliver audited balance sheets, statements of income and expenses and cash flows;

•	Waiver of the requirement that we certify financials delivered under the Loan Documents;

•

Waiver of the requirement that we deliver to the lenders Form 10-Ks within 75 days of the close of the fiscal year, Form 10-Qs within 45 days of the close of each of the first three fiscal quarters of the fiscal year, and copies of all IRS tax returns and filings; and

•	Waiver, until March 31, 2012, of the requirement that we maintain a net worth, as calculated in accordance with the terms of the Loan Documents, of at least $250 million on a consolidated basis.

With respect to the waiver of the requirement to deliver Form 10-Ks and Form 10-Qs, we agreed to bring our filings current effective with the submission of our Form 10-Q for the quarter ended December 31, 2010 and become timely on a go- forward basis with the filing of our Form 10-K for the fiscal year ending March 31, 2011. This waiver applies to our existing late filings.

In addition to the waivers, LNR Partners also agreed to remove our subsidiaries ETHEX and PDI as guarantors under the Loan Documents and to add Nesher Pharmaceuticals Inc. as a new guarantor under the Loan Documents. Under the terms of the Waiver Letter, we paid LNR Partners a consent fee of $25 thousand related to the waivers and legal retainer fees of $10 thousand related to the changes in guarantors under the Loan Documents.

Since we received the Waiver Letter for the loan requirements we were not in compliance with, the mortgage debt obligation that remained outstanding under the mortgage arrangement was classified as a long-term liability as of March 31, 2010.

In May 2003, we issued $200.0 million principal amount of Notes that are convertible, under certain circumstances, into shares of our Class A Common Stock at an initial conversion price of $23.01 per share. The Notes bear interest at a rate of 2.50% and mature on May 16, 2033. We are also obligated to pay contingent interest at a rate equal to 0.5% per annum during any six-month period commencing May 16, 2006, if the average trading price of the Notes per $1,000 principal amount for the five-trading day period ending on the third trading day immediately preceding the first day of the applicable six-month period equals $1,200 or more. In November 2007, the average trading price of the Notes reached the threshold for the applicable five-day trading period, which resulted in the payment of contingent interest and beginning November 16, 2007 the Notes began to bear interest at a rate of 3.00% per annum. In May 2008, the average trading price of the Notes fell below the contingent interest threshold for the five-day trading period and beginning May 16, 2008 the Notes began to pay interest at a rate of 2.50% per annum. We may redeem some or all of the Notes at any time on or after May 21, 2006, at a redemption price, payable in cash, of 100% of the principal amount of the Notes, plus accrued and unpaid interest (including contingent interest, if any) to the date of redemption. Holders may require us to repurchase all or a portion of their Notes on May 16, 2013, 2018, 2023 and 2028, or upon a change in control, as defined in the indenture governing the Notes, at 100% of the principal amount of the Notes, plus accrued and unpaid interest (including contingent interest, if any) to the date of repurchase, payable in cash. Holders had the right to require us to repurchase all or a portion of their Notes on May 16, 2008 and, accordingly, we classified the Notes as a current liability as of March 31, 2008. Since no holders required us to repurchase all or a portion of their Notes on May 16, 2008 and because the next date holders may require us to repurchase all or a portion of their Notes is May 16, 2013, the Notes were classified as a long-term liability as of March 31, 2010 and 2009. The Notes are subordinate to all of our existing and future senior obligations.

In December 2005, we entered into a financing arrangement with St. Louis County, Missouri related to expansion of our operations in St. Louis County (see Note 14—“Taxable Industrial Revenue Bonds” of the Notes to the Consolidated Financial Statements included in this Annual Report on Form 10-K). Up to $135.5 million of industrial revenue bonds could have been issued to us by St. Louis County relative to capital improvements made through December 31, 2009. This agreement provides that 50% of the real and personal property taxes on up to $135.5 million of capital improvements will be abated for a period of ten years subsequent to the property being placed in service. Industrial revenue bonds totaling $129.9 million were outstanding at March 31, 2010. The industrial revenue bonds are issued by St. Louis County to us upon our payment of qualifying costs of capital improvements, which are then leased by us for a period ending December 1, 2019, unless earlier terminated. We have the option at any time to discontinue the arrangement and regain full title to the abated property. The industrial revenue bonds bear interest at 4.25% per annum and are payable as to principal and interest concurrently with payments due under the terms of the lease. We have classified the leased assets as property and equipment and have established a capital lease obligation equal to the outstanding principal balance of the industrial revenue bonds. Lease payments may be made by tendering an equivalent portion of the industrial revenue bonds. As the capital lease payments to St. Louis County may be satisfied by tendering industrial revenue bonds (which is our intention), the capital lease obligation, industrial revenue bonds and related interest expense and interest income, respectively, have been offset for presentation purposes in the consolidated financial statements.

The following table summarizes our contractual obligations (in thousands):

	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years

Obligations at March 31, 2010
Long-term debt obligations(1)	$297,100	$63,926	$5,139	$205,613	$22,422
Scheduled interest obligations(2)	130,797	7,078	13,682	13,043	96,994
Operating lease obligations	5,425	1,702	2,435	729	559
Department of Justice obligations	22,992	2,796	8,028	12,168	—

Total contractual cash obligations(3)(4)	$456,314	$75,502	$29,284	$231,553	$119,975

(1)	Holders of the $200.0 million aggregate principal amount of Notes had the right to require us to repurchase them for an amount equal to the unpaid principal amount in May 2008. No bonds were tendered to us by the holders. The next date holders may require us to repurchase all or a portion of their Notes is May 16, 2013.
(2)	Scheduled interest payments represent the estimated interest payments on the building mortgages, the software financing arrangement and the Notes.
(3)	Excluded from the contractual obligations table is the liability for unrecognized tax benefits totaling $7.8 million. This liability for unrecognized tax benefits has been excluded because we cannot make a reliable estimate of the period in which the unrecognized tax benefits will be realized.
(4)	The terms of the Evamist™ asset purchase agreement provide for two future payments upon achievement of certain net sales milestones. If Evamist™ achieves $100.0 million of net sales in a fiscal year, a one-time payment of $10.0 million will be made, and if net sales levels reach $200.0 million in a fiscal year, a one-time payment of up to $20.0 million will be made. In addition, we made a payment of $70.0 million upon entering into an amendment to the Gestiva™ asset purchase agreement in January 2010. We are also obligated to make a series of additional future scheduled cash payments in the aggregate amount of $120 million upon successful completion of agreed upon milestones, the last of which payments is due no later than 21 months after the FDA approves the Gestiva NDA, provided that the Transfer Date has already occurred. (See Note 5—“Acquisitions” of the Notes to the Consolidated Financial Statements included in this Annual Report on Form 10-K for more information related to the amendment to the Gestiva™ asset purchase agreement.) Such obligations for additional payments are not reflected in the table set forth above. Hologic informed us in January 2009 that the FDA, in a Complete Response letter, (1) indicated it would not approve Gestiva™ until additional data and information are submitted to and accepted by the FDA and (2) requested Hologic to initiate a confirmatory clinical study and enroll a certain number of patients. In July 2010, we were informed by Hologic that a resubmission to the FDA’s Complete Response action letter received in January 2009 had been submitted for Gestiva™. Subsequent to the July 2010 Complete Response submission, the FDA confirmed to Hologic that the submission was complete and therefore accepted. Furthermore, the FDA provided an action date of January 13, 2011. Additionally, during fiscal years 2011 through 2015, we project continued financial obligations to fund the confirmatory clinical study related to Gestiva™ to be between $15.0 million and $20.0 million.

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

Ability to Continue as a Going Concern

There is substantial doubt about our ability to continue as a going concern. Our consolidated financial statements included in this Annual Report on Form 10-K are prepared using accounting principles generally accepted in the United States applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The historical consolidated financial statements included in this Annual Report on Form 10-K do not include any adjustments that might be necessary if we are unable to continue as a going concern. The report of our independent registered public accountants BDO USA, LLP, includes an explanatory paragraph related to our ability to continue as a going concern.

The assessment of our ability to continue as a going concern was made by management considering, among other factors: (i) the timing and number of approved products that will be reintroduced to the market and the related costs; (ii) the suspension of shipment of all products manufactured by us and the requirements under the consent decree with the FDA; (iii) the possibility that we may need to obtain additional capital despite the senior loan we were able to obtain in November 2010; (iv) the potential outcome with respect to the governmental inquiries, litigation or other matters described in Note 15—“Commitments and Contingencies” of the Notes to the Consolidated Financial Statements included in this Annual Report on Form 10-K; and (v) our ability to comply with debt covenants. Our assessment was further affected by our fiscal year 2009 net loss of $313.6 million, our fiscal year 2010 net loss of $283.6 million and the outstanding balance of cash, cash equivalents and short-term marketable securities (excluding PDI assets, which are accounted for as assets held for sale) of $60.7 million as of March 31, 2010. For periods subsequent to March 31, 2010, we expect losses to continue because we are unable to generate any significant revenues from our own manufactured products until we are able to resume shipping more of our approved products and until after Gestiva™ is approved and we are able to start sales of that product. We received notification from the FDA on September 8, 2010 of approval to ship into the marketplace the first product approved under the consent decree, i.e., Potassium Chloride. We resumed shipment of extended release potassium chloride capsule, Micro-K® 10mEq and Micro-K® 8mEq, in September 2010. We are continuing to prepare other products for FDA inspection and do not expect to resume shipping other products until the first quarter of calendar year 2011, at the earliest. In addition, we must meet ongoing operating costs as well as costs related to the steps we are currently taking to prepare for reintroducing other approved products to the market. If we are not able to obtain the FDA’s clearance to resume manufacturing and distribution of many of our approved products in a timely manner and at a reasonable cost, or if our planned Gestiva™ product is not approved by the FDA on a timely basis or if revenues from its sale prove to be insufficient, our financial position, results of operations, cash flows and liquidity will continue to be materially adversely affected. These conditions raise substantial doubt about our ability to continue as a going concern.

Based on current financial projections, we believe the continuation of our company as a going concern is primarily dependent on our ability to address, among other factors: (i) the timely FDA approval of Gestiva™ and its successful launch and product sales; (ii) the timing, number and revenue generation of approved products that will be introduced or reintroduced to the market and the related costs; (iii) the suspension of shipment of all products manufactured by us and the requirements under the consent decree with the FDA (other than the Potassium Chloride ER Capsule, including Micro-K® 10mEq and Micro-K® 8mEq, products that are the subject of the FDA notification letter discussed above); (iv) the possibility that we will need to obtain additional capital despite the senior secured loan we were able to obtain in November 2010; (v) the potential outcome with respect to the governmental inquiries, litigation or other matters described in Note 15— “Commitments and Contingencies” of the Notes to the Consolidated Financial Statements included in this Annual Report on Form 10-K; (vi) our ability to comply with the conditions set forth in a letter received approving certain waivers of covenants under our mortgage loan agreement, as more fully described in Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources”; and (vii) compliance with other debt covenants. While we address these matters, we must continue to meet expected near-term obligations, including normal course operating cash requirements and costs associated with introduced or reintroducing approved products to the market (such as costs related to our employees, facilities and FDA compliance), remaining payments associated with the acquisition of the rights to Gestiva™ (see Note 5— “Acquisitions” of the Notes to the Consolidated Financial Statements included in this Annual Report on Form 10-K), the financial obligations pursuant to the plea agreement (see Note 12—“Accrued Liabilities” of the Notes to the Consolidated Financial Statements included in this Annual Report on Form 10-K), costs associated with our legal counsel and consultant fees, as well as the significant costs, such as legal and consulting fees, associated with the steps taken by us in connection with the consent decree and the litigation and governmental inquiries. If we are not able to obtain the FDA’s clearance to resume manufacturing and distribution of certain or many of our approved products in a timely manner and at a reasonable cost and/or if we experience adverse outcomes with respect to any of the governmental inquiries or litigation described in Note 15—“Commitments and Contingencies” of the Notes to the Consolidated Financial Statements included in this Annual Report on Form 10-K, our financial position, results of operations, cash flows and liquidity will continue to be materially adversely affected. See Item 1A—“Risk Factors” included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2010 regarding additional risks we face with respect to these matters.

In the near term, we are focused on performing the following: (i) preparing for the approval and commercial launch of Gestiva™; (ii) meeting the requirements of the consent decree, which will allow our approved products (other than the Potassium Chloride ER Capsule, including Micro-K® 10mEq and Micro-K® 8mEq, products that are the subject of the FDA notification letter discussed above) to be reintroduced to the market; (iii) evaluating strategic alternatives with respect to Nesher; and (iv) pursuing various means to minimize operating costs and increase cash. Since March 31, 2010, we have generated non-recurring cash proceeds to support our on-going operating and compliance requirements from the divestiture of PDI, the sale of certain intellectual property and other assets related to our ANDAs submitted to the FDA for the approval to engage in the commercial manufacture and sale of 1gm/10mL sucralfate suspension and the agreement with the Lenders for a $120.0 million loan (see Note 25—“Subsequent Events” of the Notes to the Consolidated Financial Statements included in this Annual Report on Form 10-K). While these cash proceeds were sufficient to meet near-term cash requirements, we are pursuing ongoing efforts to increase cash, including the continued implementation of cost savings, exploration of strategic alternatives with respect to Nesher and the assets and operations of our generic products business and other assets and the return of certain of our approved products to market in a timely manner. We cannot provide assurance that we will be able to realize the cost reductions we anticipate from reducing our operations or our employee base, that some or many of our approved products can be returned to the market in a timely manner (other than the Potassium Chloride ER Capsule, including Micro-K® 10mEq and Micro-K® 8mEq, products that are the subject of the FDA notification letter discussed above), that our higher profit approved products will return to the market in the near term or that we can obtain additional cash through asset sales. If we are unsuccessful in our efforts to return our products to market, or if needed to sell assets and raise additional capital in the near term, we will be required to further reduce our operations, including further reductions of our employee base, or we may be required to cease certain or all of our operations in order to offset the lack of available funding.

We continue to evaluate the sale of certain of our assets. However, due to general economic conditions, we will likely be exposed to risks related to the overall macro-economic environment, including a lower rate of return than we have historically experienced on our invested assets and being limited in our ability to sell assets. In addition, we cannot provide any assurance that we will be successful in finding suitable purchasers for the sale of such assets. Even if we are able to find purchasers, we may not be able to obtain attractive terms and conditions for such sales, including attractive pricing. In addition, divestitures of businesses involve a number of risks, including the diversion of management and employee attention, significant costs and expenses, the loss of customer relationships, a decrease in revenues and earnings associated with the divested business, and the disruption of operations in the affected business. In addition, divestitures potentially involve significant post-closing separation activities, which could involve the expenditure of significant financial and employee resources. Inability to consummate identified asset sales or manage the post-separation transition arrangements could adversely affect our business, financial condition, results of operations and cash flows.

Current and Anticipated Liquidity Position

At June 30, 2010 and September 30, 2010, we had approximately $46.7 million and $24.9 million, respectively, in cash, cash equivalents and short-term investment securities. The cash balance at September 30 includes $20.0 million that was provided under a loan agreement entered into on September 13, 2010 with the Lenders (see Note 25—“Subsequent Events” of the Notes to the Consolidated Financial Statements included in this Annual Report on Form 10-K).

At June 30, 2010 and September 30, 2010, we had $235.3 million and $254.7 million, respectively, of outstanding debt, consisting of $200.0 million principal amount of Notes, the remaining principal balance of a $43.0 million mortgage loan, $20.0 million principal amount of the loan entered into with the Lenders (which was outstanding at September 30, 2010 but not June 30, 2010) and the remaining portion of a $2.0 million software financing arrangement. See discussion above in this section for more information on our indebtedness.

During the quarter ended June 30, 2010, our cash operating expenditures were approximately $60.0 million. Of this amount, approximately $38.0 million related to on-going operating expenses, approximately $1.8 million related to financial obligations pursuant to the plea agreement and approximately $6.5 million related to debt service payments, inventory build and capital expenditures. The remainder of the cash expenditures totaling approximately $13.0 million to $14.0 million related to costs related to our FDA compliance consultants and other costs.

During the quarter ended September 30, 2010, our cash operating expenditures were approximately $45.0 million. Of this amount, approximately $33.3 million related to on-going operating expenses and approximately $3.1 million related to debt service payments, inventory build and capital expenditures. The remainder of the cash expenditures totaling approximately $8.0 million to $9.0 million related to costs related to our FDA compliance consultants and other costs.

On November 17, 2010 we entered into an agreement with the Lenders for a senior secured debt financing package of up to $120 million consisting of (1) a fully funded $60 million term loan (the “Bridge Loan”) that will retire the $20 million loan previously provided by the Lenders on September 13, 2010, and provide for general corporate and working capital purposes and (2) a commitment to provide a multi-draw term loan up to an aggregate principal amount of $120 million.

The $120.0 million Multi-Draw Term Loan consists of three tranches that will be available to our Company following the achievement of certain conditions. The first tranche of $80.0 million is available upon the approval of Gestiva™ and will be used to repay the Bridge Loan of $60.0 million, make a milestone payment to Hologic, and provide for general corporate and working capital purposes. The second tranche of $20.0 million is available to our Company upon achieving at least one of certain performance thresholds including either, 1) certain metrics associated with Evamist®, or 2) receiving FDA approval for the manufacture and distribution of Clindesse® and Gynazole-1®. The proceeds of the second tranche will be used for general corporate and working capital purposes. The third tranche of $20.0 million is available to our Company upon evidencing our ability, to the satisfaction of the Lenders, to meet certain liquidity thresholds necessary to satisfy future obligations, including a future milestone payment to Hologic that is due to be paid one year following FDA approval of Gestiva™. The proceeds from the third tranche will be used for general corporate and working capital purposes.

Under the terms of the Bridge Loan agreement, we will pay interest at an annual rate of 16.5% (5% of which shall be payable in kind) with a maturity date of March 2013. We furnished as collateral substantially all assets of the Company to secure the loan. The Bridge Loan is guaranteed by certain of the Company’s domestic subsidiaries and the guarantors furnished as collateral substantially all of their assets to secure the guarantee obligations.

Including the $60.0 million provided under the Bridge Loan we currently project that our cash balance at December 31, 2010 will be approximately $30.0 million to $35.0 million. We currently estimate that during the quarter ending December 31, 2010, we could generate cash of $11.0 million to $14.0 million, including $7.0 million to $8.0 million from the monetization of certain non-core assets, $2.0 million to $3.0 million from estimated tax refunds, and $2.0 million to $3.0 million from the sale of our products to customers. Barring any further actions we may take to reduce our cash expenditures, we currently project that during the quarter ended December 31, 2010 our expenditures will be approximately $40.0 million to $50.0 million. Of the expected cash expenditures, approximately $30.0 million to $35.0 million relate to on-going operating expenses, approximately $3.0 million to $5.0 million relate to legal and customer settlement payments and approximately $4.0 million to

$5.0 million relate to debt service payments. The remainder of the projected cash expenditures totaling approximately $3.0 million to $5.0 million is for costs related to our FDA compliance consultants and other costs. In addition, pursuant to the Amended Gestiva Agreement, a series of scheduled cash payments becomes due upon successful completion of agreed upon milestones. If an agreed upon milestone is met during the quarter ending December 31, 2010, we would be required to make our next scheduled milestone payment of $25.0 million within five days of achieving the milestone.

We are continuously reviewing our projected cash expenditures and are evaluating measures to reduce expenditures on an ongoing basis. In addition, our top priority is to maintain and attempt to increase our limited cash and financial resources. As a result, if we determine that our current goal of meeting the consent decree’s requirements and returning our approved products to market is likely to be significantly delayed, we may decide, in addition to selling certain of our assets, to further reduce our operations, to significantly curtail some or all of our efforts to meet the consent decree’s requirements and return our approved products to market and/or to outsource to a third-party some or all of our manufacturing operations when and if we return our approved products to market. Such decision would be made based on our ability to manage our near-term cash obligations, to obtain additional capital through asset sales and/or external financing and to expeditiously meet the consent decree’s requirements and return our approved products to market. If such decision were to be made, we currently anticipate that we would focus our management efforts on developing product candidates in our development portfolio that we believe have the highest potential return on investment, which we currently believe to be primarily Gestiva™ (17-alphahydroxyprogesterone caproate). We also expect to evaluate other alternatives available to us in order to increase our cash balance.

Off-Balance Sheet Arrangements

We do not maintain any off-balance sheet financing arrangements, other than a financing arrangement with St. Louis County, Missouri related to the expansion of our operations in St. Louis County (see Note 14—“Taxable Industrial Revenue Bonds” of the Notes to the Consolidated Financial Statements included in this Annual Report on Form 10-K).

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

Concurrent with the recognition or deferral of revenue, we record estimated provisions for product returns, sales rebates, payment discounts, chargebacks, and other sales allowances. These provisions are established based upon consideration of a variety of factors, including but not limited to, historical relationship to revenues, historical payment and return experience, estimated and actual customer inventory levels, customer rebate arrangements, and current contract sales terms with wholesale and indirect customers. We record a liability for product returns related to recalls and for failure to supply claims when their occurrence becomes estimable and probable.

From time to time, we provide incentives to our wholesale customers, such as trade show allowances or stocking allowances that they in turn use to accelerate distribution to their end customers. We believe that such incentives are normal and customary in the industry. Sales allowances are accrued and revenue is recognized as sales are made pursuant to the terms of the allowances offered to the customer. Due to the nature of these allowances, we believe we are able to accurately calculate the required provisions for the allowances based on the specific terms in each agreement. Additionally, customers will normally purchase additional product ahead of regular demand to take advantage of the temporarily lower cost resulting from the sales allowances. This practice has been customary in the industry and we believe would be part of a customer’s ordinary course of business inventory level. We reserve the right, with our major wholesale customers, to limit the amount of these forward buys. Sales made as a result of allowances offered on our specialty generics product line in conjunction with trade shows sponsored by our major wholesale customers and for other promotional programs accounted for 18.3% of total gross revenues for fiscal year 2009. There were no allowances offered for fiscal year 2010.

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

The following table reflects the fiscal year 2010 activity for each accounts receivable reserve (in thousands):

	Beginning Balance	Current Provision Related to Sales Made in the Current Period	Current Provision Related to Sales Made in the Prior Periods	Actual Returns or Credits in the Current Period	Ending Balance
Year Ended March 31, 2010
Accounts Receivable Reserves:
Chargebacks	$1,021	$1,223	$—	$(2,212)	$32
Cash Discounts and Other Allowances	1,035	4,982	—	(3,720)	2,297
Liabilities:
Sales Rebates	8,264	1,319	—	(7,745)	1,838
Sales Returns	12,009	4,051	—	(7,500)	8,560
Medicaid Rebates	6,312	1,858	—	(4,612)	3,558
Medicare and Medicaid restitution	2,275	—	—	(2,275)	—
Product Recall Returns	40,695	—	—	(37,785)	2,910
Failure to Supply Claims	17,101	—	—	(4,801)	12,300
Chargeback Audit Adjustments	1,823	—	321	(2,144)	—
Other	2,955	264	—	(2,967)	252

Total	$93,490	$13,697	$321	$(75,761)	$31,747

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

The decrease in the accounts receivable and accrued liability reserves of $61.7 million was primarily the result of applying credits owed to our customers for returns and failure to supply costs associated with the product recalls in fiscal year 2009 against outstanding amounts such customers owed to us and of making payments associated with return and failure to supply costs to customers that did not have outstanding amounts owed to us.

The current provision related to sales rebates made in prior periods reflects the impact of a billing audit performed by one of our customers. As a result, we increased our chargeback reserve for the amount of the adjustment shown in the fiscal year ended March 31, 2010.

The following table reflects the fiscal year 2009 activity for each accounts receivable reserve:

	Beginning Balance	Current Provision Related to Sales Made in the Current Period	Current Provision Related to Sales Made in the Prior Periods	Actual Returns or Credits in the Current Period	Ending Balance
	(in thousands)
Year Ended March 31, 2009
Accounts Receivable Reserves:
Chargebacks	$18,103	$145,043	$—	$(162,125)	$1,021
Cash Discounts and Other Allowances	3,848	13,606	—	(16,419)	1,035
Liabilities:
Sales Rebates	12,585	45,819	2,528	(52,668)	8,264
Sales Returns	3,950	21,965	—	(13,906)	12,009
Medicaid Rebates	7,953	11,220	—	(12,861)	6,312
Medicare and Medicaid Restitution	—	—	2,275	—	2,275
Product Recall Returns	346	2,050	52,245	(13,946)	40,695
Failure to Supply Claims	—	21,798	—	(4,697)	17,101
Chargeback Audit Adjustments	—	—	—	1,823	1,823
Other	6,120	26,341	—	(29,506)	2,955

Total	$52,905	$287,842	$57,048	$(304,305)	$93,490

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

The current provision related to sales rebates made in prior periods reflects the impact of the settlement of a disputed customer claim received during the year for sales rebates related to sales of new products launched in the prior fiscal year. We had interpreted the rebate agreement with the customer to exclude certain new product sales that the customer claimed should have been included. Since there were interpretive differences as to the intent of the language in the rebate agreement relative to the inclusion of new products, we decided to settle the claim with the customer.

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

Chargeback transactions are almost exclusively related to our specialty generics/non-branded business segment. During fiscal years 2010 and 2009, the chargeback provision reduced the gross sales of our specialty generics segment by $1.5 million and $144.1 million, respectively. These amounts accounted for 95.2% and 99.4% of the total chargeback provisions recorded in fiscal years 2010 and 2009, respectively.

At March 31, 2010, we evaluated the adequacy of the reserve for chargebacks by comparing it against subsequent credits issued.

Shelf-Stock Adjustments—These adjustments, which are included in the chargeback reserves, represent credits issued to our wholesale customers that result from a decrease in our wholesale acquisition cost (“WAC”). Decreases in our invoice prices are discretionary decisions we make to reflect market conditions. These credits are customary in the industry and are intended to reduce a wholesale customer’s inventory cost to better reflect current market prices. Generally, we provide credits to customers at the time the price reduction occurs based on the inventory that is owned by them on the effective date of the price reduction. Since a reduction in WAC reduces the chargeback per unit, or the difference between WAC and the contract price, shelf-stock adjustments are typically included as part of the reserve for chargebacks because the price reduction credits act essentially as accelerated chargebacks. Although we have contractually agreed to provide price adjustment credits to our major wholesale customers at the time they occur, the impact of any such price reductions not included in the reserve for chargebacks is immaterial to the amount of revenue recognized in any given period. As a result of WAC decreases to certain specialty generic/non-branded products, we paid shelf-stock adjustments of $0.6 million to our wholesale customers during fiscal year 2010.

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

Medicaid Rebates—Federal law requires that a pharmaceutical manufacturer, as a condition of having its products receive federal reimbursement under Medicaid and Medicare Part B, must pay rebates to state Medicaid programs for units of its pharmaceuticals that are dispensed to Medicaid beneficiaries and paid for by a state Medicaid program. Medicaid rebates apply to both our branded and specialty generic/non-branded segments. Individual states invoice us for Medicaid rebates on a quarterly basis using statutorily determined rates: for non-innovator products, in general generic drugs marketed under ANDAs, the rebate amount, effective the first quarter of calendar year 2010, is 13% of the Average Manufacturer Price (“AMP”) for the quarter. Prior to the first quarter of calendar year 2010, the percentage was 11%. For innovator products, in general brand-name products marketed under new drug applications (NDAs), the rebate amount, effective the first quarter of calendar year 2010, is the greater of 23.1% of the AMP for the quarter (15.1% prior to the first quarter of calendar year 2010) or the difference between such AMP and the best price for that same quarter. This 23.1% is reduced to 17.1% in the case of certain clotting factors and drugs approved exclusively for pediatric indications. An additional rebate for innovator products is payable in the amount by which, if any, the product’s AMP has increased at a rate faster than inflation. For certain new formulations of existing products, the new formulation’s additional rebate may be based on the additional rebate of the original formulation of the drug. The total rebate amount for each particular product is its Unit Rebate Amount, or “URA.” The amount owed is based on the number of units paid for by each state Medicaid program in a quarter extended by the URA. Historically, these units were limited to those paid for by each state Medicaid program under fee-for-service arrangements, but effective March 23, 2010 the utilization was expanded to include that paid for under Medicaid managed care capitated arrangements. The reserve for Medicaid rebates is based on expected payments, which are affected by patient usage and estimated inventory in the distribution channel. We estimate patient usage by calculating a payment rate as a percentage of related gross sales, which is then applied to current period sales.

Reserve for Failure to Supply Claims—We have historically entered into product purchase arrangements with certain customers that include a provision that requires us to reimburse these customers for price differences on product orders that we are unable to fulfill. We are able to estimate provisions for supply failures based on the specific terms in each arrangement. We incurred failure to supply claims in fiscal year 2009 due primarily to us not manufacturing or shipping any of our drug products during the third and fourth quarters of fiscal year 2009. There were no increases to the reserve for failure to supply claims recorded in fiscal year 2010.

Liabilities for Product Returns Related to Recalls—Beginning in May 2008 through November 2008, we announced six separate voluntary recalls of certain tablet form generic products as a precaution due to the potential existence of oversized tablets. Liabilities for product returns related to recalls are based on estimated and actual customer inventory levels at the time of the recall and actual contract pricing.

Inventory Valuation  Inventories consist of finished goods held for distribution, raw materials and work in process. Our inventories are stated at the lower of cost or market, with cost determined on the first-in, first-out basis. In evaluating whether inventory should be stated at the lower of cost or market, we consider such factors as the amount of inventory on hand and in the distribution channel, estimated time required to sell existing inventory, remaining shelf life and current and expected market conditions, including levels of competition. We establish reserves, when necessary, for slow-moving, excess and obsolete inventories based upon our historical experience and management’s assessment of current product demand.

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

Stock-Based Compensation  We account for stock-based compensation expense in accordance with the applicable FASB authoritative guidance, which requires the measurement and recognition of compensation expense, based on estimated fair values, for all share-based compensation awards made to employees and directors over the vesting period of the awards. Determining the fair value of share-based awards at the grant date requires judgment to identify the appropriate valuation model and estimate the assumptions, including the expected term of the stock options and expected stock-price volatility, to be used in the calculation. Judgment is also required in estimating the percentage of share-based awards that are expected to be forfeited. We estimate the fair value of stock options granted using the Black-Scholes option-pricing model with assumptions based primarily on historical data. If actual results differ significantly from these estimates, stock-based compensation expense and our results of operations could be materially impacted.

Income Taxes  Our deferred tax assets and liabilities are determined based on temporary differences between the financial reporting and tax basis of assets and liabilities and tax credit carryforwards. Deferred tax assets and liabilities are measured using the currently enacted tax rates that apply to taxable income in effect for the years in which those tax assets are expected to be realized or settled. We record a valuation allowance to reduce deferred tax assets to the amount that is believed more likely than not to be realized. If all or part of the net deferred tax assets are determined not to be realizable in the future, an adjustment to the valuation allowance would be charged to earnings in the period such determination is made. Similarly, if we subsequently realize deferred tax assets that were previously determined to be unrealizable, the respective valuation allowance would be reversed, resulting in a positive adjustment to earnings in the period such determination is made.

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

Contingencies  We are involved in various legal proceedings, some of which involve claims for substantial amounts. An estimate is made to accrue for a loss contingency relating to any of these legal proceedings if we determine it is probable that a liability was incurred as of the date of the financial statements and the amount of loss can be reasonably estimated. Because of the subjective nature inherent in assessing the future outcome of litigation and because of the potential that an adverse outcome in legal proceedings could have a material impact on our financial condition or results of operations, such estimates are considered to be critical accounting estimates. We have reviewed and determined that at March 31, 2010, there were certain legal proceedings in which we are involved that met the conditions described above. Accordingly, we have accrued a loss contingency relating to such legal proceedings. See Note 12—“Accrued Liabilities” of the Notes to the Consolidated Financial Statements included in this Annual Report on Form 10-K.

Recently Issued Accounting Standards

Accounting Standards Adopted

In June 2009, the Financial Accounting Standards Board (“FASB”) issued the FASB Accounting Standards Codification (“ASC”). Effective with the quarter ended September 30, 2009, the ASC became the single source of all authoritative GAAP recognized by the FASB and is required to be applied to financial statements issued for interim and annual periods ending after September 15, 2009. The ASC does not change GAAP and did not impact our consolidated financial statements.

In March 2007, the FASB issued guidance titled, “Accounting for Collateral Assignment Split-Dollar Life Insurance Arrangements” (ASC Topic 715.) The pronouncement requires companies with collateral assignment split-dollar life insurance arrangements that provide a benefit to an employee that extends to postretirement periods to recognize a liability for future benefits based on the substantive agreement with the employee. The provisions of the pronouncement also require an employer to recognize and measure the asset in a collateral assignment split-dollar life insurance arrangement based on the nature and substance of the arrangement. The Company adopted the provisions of Topic 715 effective April 1, 2008. As a result of the adoption, the Company recognized a liability of $5,551 which represented the present value of the future premium payments to be made under the existing policies. The Company also recognized a decrease in the related asset of $2,328 based on the nature and substance of the arrangements. In accordance with the transition provisions of the pronouncement, a direct decrease of $7,879 was recorded to retained earnings, effective April 1, 2008.

The FASB issued guidance titled, “Fair Value Measurements” (ASC Topic 820), to clarify the definition of fair value, establish a framework for measuring fair value and expand the disclosures required relative to fair value measurements. The Company adopted the provisions of ASC Topic 820 on April 1, 2009 for financial assets and liabilities, which did not have a material impact on the Company’s consolidated financial statements.

In December 2007, the FASB issued guidance titled, “Business Combinations” (ASC Topic 805), which provides guidance on the accounting and reporting for business combinations. The guidance is effective for fiscal years beginning after December 15, 2008 and was adopted by the Company on April 1, 2009. The guidance will be applied to business acquisitions made by the Company after the date of adoption. The adoption of this standard had no impact on the Company’s consolidated financial statements.

In December 2007, the FASB issued guidance titled, “Noncontrolling Interests in Consolidated Financial Statements” (ASC Topic 810). The guidance establishes accounting and reporting standards for noncontrolling interests in subsidiaries in the financial statements of the parent. The guidance was effective for fiscal years and interim periods within the fiscal years beginning after December 15, 2008 and was adopted by the Company on April 1, 2009. The adoption of this standard had no impact on the consolidated financial statements of the Company.

In December 2007, the FASB issued guidance titled, “Accounting for Collaborative Arrangements” (ASC Topic 808). The guidance defines a collaborative arrangement and establishes presentation and disclosure requirements for transactions among participants in a collaborative arrangement and between participants in the arrangement and third parties. The guidance was effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008 and is to be applied retrospectively to all periods presented. It was adopted by the Company on April 1, 2009 and had no impact on the consolidated financial statements.

In April 2008, the FASB issued guidance titled, “Determination of the Useful Life of Intangible Assets” (ASC Topics 350 and 275) to revise the factors that an entity should consider in developing renewal or extension assumptions used in estimating the useful life of an intangible asset as well as requiring new disclosures for all intangible assets recognized after the effective date. The guidance was effective for fiscal years beginning after December 15, 2008 and applies to all recognized intangible assets after the effective date. It was adopted by the Company on April 1, 2009. The adoption of this pronouncement did not have a material impact on the Company’s consolidated financial statements.

In May 2008, the FASB issued guidance titled, “Accounting for Convertible Debt That May Be Settled in Cash upon Conversion (Including Partial Conversion)” (ASC Topic 470). This guidance requires issuers of convertible debt to account separately for the liability and equity components of these instruments if they have stated terms permitting cash settlement upon conversion. The guidance was effective for financial statements issued for fiscal years and interim statements within the fiscal years beginning after December 15, 2008 and was adopted by the Company on April 1, 2009. The pronouncement must be applied retrospectively to all prior periods presented. The adoption of this standard had no impact on the consolidated financial statements of the Company.

In June 2008, the FASB issued guidance titled, “Instrument (or Embedded Feature) Indexed to an Entity’s Own Stock” (ASC Topic 815) which provides a two step approach for determining whether an instrument or embedded feature is indexed to an entity’s own stock. The guidance was effective for fiscal years beginning after December 15, 2008 and was adopted on April 1, 2009. The adoption of this pronouncement had no impact on the Company’s consolidated financial statements.

Accounting Standards Not Yet Adopted

In October 2009, the FASB issued new accounting guidance for recognizing revenue for a multiple-deliverable revenue arrangement. The new guidance amends the existing guidance for separately accounting for individual deliverables in a revenue arrangement with multiple deliverables, and removes the criterion that an entity must use objective and reliable evidence of fair value to separately account for the deliverables. The new guidance also establishes a hierarchy for determining the value of each deliverable and establishes the relative selling price method for allocating consideration when vendor specific objective evidence or third-party evidence of value does not exist. We must adopt the new guidance prospectively for new revenue arrangements entered into or materially modified beginning in the first quarter of fiscal year 2012. Earlier adoption is permitted. We are currently evaluating the impact that the new guidance will have on our consolidated financial statements and the timing of our adoption.

In June 2009, the FASB issued amended guidance on the accounting for transfers of financial assets. The amended guidance removes the concept of a qualifying special-purpose entity, establishes a new “participating interest” definition that must be met for transfers of portions of financial assets to be eligible for sale accounting, clarifies and amends the derecognition criteria for a transfer to be accounted for as a sale, and changes the amount that can be recognized as a gain or loss on a transfer accounted for as a sale when beneficial interests are received by the transferor. Enhanced disclosures are also required to provide information about transfers of financial assets and a transferor’s continuing involvement with transferred financial assets. This amended guidance must be applied as of the beginning of an entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited. The Company does not expect the adoption to have a material impact on its consolidated financial statements.

In January 2010, the FASB issued Accounting Standards Update 2010-06, “Improving Disclosures about Fair Value Measurements” (“Update 2010-06”). Update 2010-06 provides amendments to current standards to require new disclosures for transfers of assets and liabilities between Levels 1 and 2 and for activity in Level 3 fair value measurements. Furthermore, the update provides amendments to clarify that a reporting entity should provide fair value measurement disclosures for each class of assets and liabilities and should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements for those measurements that fall in either Level 2 or Level 3. Update 2010-06 becomes effective for interim and annual reporting periods beginning after December 15, 2010. The Company is currently evaluating this new statement.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market risk stems from fluctuating interest rates associated with our investment securities and our variable rate indebtedness that is subject to interest rate changes.

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

At March 31, 2010, our investment securities included $71.6 million in principal amount of auction rate securities (“ARS”) (see Note 6—“Investment Securities” of the Notes to the Consolidated Financial Statements included in this Annual Report on Form 10-K for more information regarding the settlement agreement and the proceeds received in connection therewith). Consistent with our investment policy guidelines, the ARS held by us are AAA-rated securities with long-term nominal maturities secured by student loans which are guaranteed by the U.S. Government. Liquidity for the ARS is typically provided by an auction process which allows holders to sell their notes and resets the applicable interest rate at pre-determined intervals, typically between seven to 35 days. However, with the liquidity issues experienced in global credit and capital markets, the ARS experienced failed auctions beginning in February 2008 and throughout fiscal years 2009 and 2010. An auction failure means that the parties wishing to sell their securities could not be matched with an adequate volume of buyers. The securities for which auctions have failed continue to accrue interest at the contractual rate and continue to be auctioned every seven, 14, 28 or 35 days, as the case may be, until the auction succeeds, the issuer calls the securities, or they mature.

The annual favorable impact on our net income as a result of a 100 basis point (where 100 basis points equals 1%) increase in short-term interest rates would be approximately $1.1 million based on our average cash and cash equivalents balances during the fiscal year ended March 31, 2010, compared to an increase of $0.5 million during the fiscal year ended March 31, 2009.

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

During fiscal year 2008, we entered into two installment payment agreements related to the purchase of software products and the right to receive consulting or other services from the seller. For the two agreements, we recorded debt in the amount of $2.0 million which is paid ratably over 16 consecutive quarters. The two installment payment agreements were discounted using an imputed annual interest rate that approximated our borrowing rate for the similar debt instruments at the time of the borrowings and not subject to market interest rate changes.

Item 8.	Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

K-V Pharmaceutical Company

We have audited the accompanying consolidated balance sheet of K-V Pharmaceutical Company and subsidiaries as of March 31, 2010 and the related consolidated statements of operations, comprehensive income (loss), shareholders’ equity (deficit), and cash flows for the year then ended. We have also audited the information in financial statement Schedule II listed in the accompanying index for the year ended March 31, 2010. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements and schedule, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and schedule. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of K-V Pharmaceutical Company and subsidiaries at March 31, 2010 and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company has suspended the shipment of all but one of the products manufactured by the Company and must comply with a consent decree with the Food and Drug Administration before approved products can be reintroduced to the market. Significant negative impacts on operating results and cash flows from these actions including, recurring losses from operations, a shareholders’ deficit, and negative working capital; the potential inability of the Company to raise additional capital; suspension of manufacturing; significant uncertainties related to litigation and governmental inquiries; and debt covenant violations raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also discussed in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Also, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), K-V Pharmaceutical Company’s internal control over financial reporting as of March 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated December 23, 2010 expressed an adverse opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ BDO USA, LLP

Chicago, Illinois

December 23, 2010

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

K-V Pharmaceutical Company:

We have audited the accompanying consolidated balance sheet of K-V Pharmaceutical Company and subsidiaries (the Company) as of March 31, 2009, and the related consolidated statements of operations, comprehensive income (loss), shareholders’ equity, and cash flows for each of the years in the two-year period ended March 31, 2009. In connection with our audits of the consolidated financial statements, we also have audited financial statement Schedule II for each of the years in the two-year period ended March 31, 2009. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of K-V Pharmaceutical Company and subsidiaries as of March 31, 2009, and the results of their operations and their cash flows for each of the years in the two-year period ended March 31, 2009, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule for each of the years in the two-year period ended March 31, 2009, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements in Item 8 of the March 31, 2009 Form 10-K, the Company has suspended the shipment of all products manufactured by the Company and must comply with a consent decree with the FDA before approved products can be reintroduced to the market. Significant negative impacts on operating results and cash flows from these actions including the potential inability of the Company to raise capital; suspension of manufacturing; significant uncertainties related to litigation and governmental inquiries; and debt covenant violations raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also discussed in Note 3 to the consolidated financial statements in Item 8 of the March 31, 2009 Form 10-K. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ KPMG LLP

St. Louis, Missouri

March 25, 2010

K-V PHARMACEUTICAL COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share information)

	March 31,
	2010	2009
ASSETS
Current Assets:
Cash and cash equivalents	$60,693	$75,730
Receivables, net	1,255	21,058
Inventories, net	5,484	22,186
Prepaid and other assets	12,293	16,609
Income taxes receivable	3,756	81,031
Deferred tax asset	916	8,842
Current assets held for sale	7,316	6,770

Total Current Assets	91,713	232,226
Property and equipment, less accumulated depreciation	122,910	188,212
Investment securities	65,865	65,971
Intangible assets, net	53,661	148,399
Other assets	17,120	22,730
Non-current assets held for sale	7,288	1,616

Total Assets	$358,557	$659,154

LIABILITIES
Current Liabilities:
Accounts payable	$39,000	$35,975
Accrued liabilities	68,790	152,686
Current maturities of long-term debt	63,926	37,824
Current liabilities associated with assets held for sale	1,078	567

Total Current Liabilities	172,794	227,052
Long-term debt, less current maturities	233,174	200,725
Other long-term liabilities	47,609	44,045
Deferred tax liability	44,074	47,804

Total Liabilities	497,651	519,626
Commitments and Contingencies

SHAREHOLDERS’ EQUITY (DEFICIT)
7% cumulative convertible Preferred Stock, $.01 par value; $25.00 stated and liquidation value; 840,000 shares authorized; issued and outstanding—40,000 shares at both March 31, 2010 and 2009 (convertible into Class A shares on a 8.4375-to-one basis)	—	—
Class A and Class B Common Stock, $.01 par value; 150,000,000 and 75,000,000 shares authorized, respectively;
Class A—issued 41,157,609 and 41,065,529 at March 31, 2010 and 2009, respectively	411	411
Class B—issued 12,206,857 and 12,206,684 at March 31, 2010 and 2009, respectively (convertible into Class A shares on a one-for-one basis)	122	122
Additional paid-in capital	170,022	165,427
Retained earnings (accumulated deficit)	(253,910)	29,772
Accumulated other comprehensive income	1,622	845
Less: Treasury stock, 3,404,366 shares of Class A and 94,572 shares of Class B Common Stock at March 31, 2010, and 3,365,218 shares of Class A and 94,572 shares of Class B Common Stock at March 31, 2009, at cost	(57,361)	(57,049)

Total Shareholders’ Equity (Deficit)	(139,094)	139,528

Total Liabilities and Shareholders’ Equity (Deficit)	$358,557	$659,154

See Accompanying Notes to Consolidated Financial Statements.

K-V PHARMACEUTICAL COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Years ended March 31,
	2010	2009	2008
Net revenues	$152,219	$312,327	$577,623
Cost of sales	99,927	232,383	174,987

Gross profit	52,292	79,944	402,636

Operating expenses:
Research and development	29,045	69,841	48,873
Selling and administrative	118,052	248,410	203,495
Amortization of intangible assets	12,155	14,221	11,491
Restructuring and impairment charges	135,232	46,974	1,140
Purchased in-process research and development	70,000	2,000	17,500
Litigation and governmental inquiries, net	15,024	49,996	—
Gains on sale of assets	(14,500)	—	—

Total operating expenses	365,008	431,442	282,499

Operating income (loss)	(312,716)	(351,498)	120,137

Other expense (income):
Interest expense	8,046	9,312	10,463
Interest and other expense (income)	(5,807)	6,280	(12,524)

Total other expense (income), net	2,239	15,592	(2,061)

Income (loss) from continuing operations before income taxes	(314,955)	(367,090)	122,198
Income tax provision (benefit)	(25,949)	(48,496)	39,605

Income (loss) from continuing operations	(289,006)	(318,594)	82,593
Income from discontinued operations, (net of taxes of $3,127, $2,899 and $2,041)	5,394	4,967	3,845

Net income (loss)	$(283,612)	$(313,627)	$86,438

Earnings (loss) per share from continuing operations:
Basic—Class A common	$(5.80)	$(6.41)	$1.75
Basic—Class B common	(5.80)	(6.41)	1.45
Diluted—Class A common	(5.80)	(6.41)	1.47
Diluted—Class B common	(5.80)	(6.41)	1.27
Earnings per share from discontinued operations:
Basic—Class A common	$0.11	$0.10	$0.08
Basic—Class B common	0.11	0.10	0.07
Diluted—Class A common	0.11	0.10	0.07
Diluted—Class B common	0.11	0.10	0.06
Earnings (loss) per share:
Basic—Class A common	$(5.69)	$(6.31)	$1.83
Basic—Class B common	(5.69)	(6.31)	1.52
Diluted—Class A common	(5.69)	(6.31)	1.54
Diluted—Class B common	(5.69)	(6.31)	1.33
Shares used in per share calculation:
Basic—Class A common	37,798	37,607	37,150
Basic—Class B common	12,081	12,082	12,198
Diluted—Class A common	49,879	49,689	59,144
Diluted—Class B common	12,081	12,082	12,281

See Accompanying Notes to Consolidated Financial Statements.

K-V PHARMACEUTICAL COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

	Years Ended March 31,
	2010	2009	2008
Net income (loss)	$(283,612)	$(313,627)	$86,438
Unrealized gain (loss) on available for sale securities:
Unrealized holding gain (loss) during the period	696	(5,853)	(2,424)
Reclassification of losses included in net loss	—	10,447	—
Tax impact related to unrealized holding gain (loss) and reclassification of losses	(265)	(1,636)	848
Foreign currency translation adjustment	346	(570)	—

Total other comprehensive income (loss)	777	2,388	(1,576)

Total comprehensive income (loss)	$(282,835)	$(311,239)	$84,862

See Accompanying Notes to Consolidated Financial Statements.

K-V PHARMACEUTICAL COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)

	Years Ended March 31, 2010, 2009 and 2008
	Preferred Stock	Class A Common Stock	Class B Common Stock	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Shareholders’ Equity (Deficit)

Balance at March 31, 2007	$—	$403	$124	$150,881	$264,980	$33	$(55,981)	$360,440
Net income	—	—	—	—	86,438	—	—	86,438
Dividends paid on preferred stock	—	—	—	—	(70)	—	—	(70)
Conversion of 234,528 Class B Shares to Class A shares	—	2	(2)	—	—	—	—	—
Stock-based compensation	—	—	—	5,843	—	—	—	5,843
Purchase of common stock for treasury	—	—	—	—	—	—	(179)	(179)
Stock options exercised—174,813 shares of Class A and 9,427 shares of Class B	—	2	—	1,343	—	—	—	1,345
Excess income tax benefits from stock option exercises	—	—	—	1,376	—	—	—	1,376
Other comprehensive loss	—	—	—	—	—	(1,576)	—	(1,576)

Balance of March 31, 2008	—	407	122	159,443	351,348	(1,543)	(56,160)	453,617
Net loss	—	—	—	—	(313,627)	—	—	(313,627)
Dividends paid on preferred stock	—	—	—	—	(70)	—	—	(70)
Conversion of 49,668 Class B Shares to Class A shares	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	3,506	—	—	—	3,506
Purchase of common stock for treasury	—	—	—	—	—	—	(889)	(889)
Stock options exercised—251,258 shares of Class A and 86,180 shares of Class B	—	4	—	2,478	—	—	—	2,482
Cumulative effect of change in accounting principle	—	—	—	—	(7,879)	—	—	(7,879)
Other comprehensive income	—	—	—	—	—	2,388	—	2,388

Balance at March 31, 2009	—	411	122	165,427	29,772	845	(57,049)	139,528
Net loss	—	—	—	—	(283,612)	—	—	(283,612)
Dividends paid on preferred stock	—	—	—	—	(70)	—	—	(70)
Conversion of 277 Class B Shares to Class A shares	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	3,806	—	—	—	3,806
Purchase of common stock for treasury	—	—	—	—	—	—	(312)	(312)
Stock options exercised—75,197 shares of Class A and 450 shares of Class B	—	—	—	789	—	—	—	789
Other comprehensive income	—	—	—	—	—	777	—	777

Balance at March 31, 2010	$—	$411	$122	$170,022	$(253,910)	$1,622	$(57,361)	$(139,094)

See Accompanying Notes to Consolidated Financial Statements.

K-V PHARMACEUTICAL COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years ended March 31,
	2010	2009	2008
Operating Activities:
Net income (loss)	$(283,612)	$(313,627)	$86,438
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Purchased in-process research and development	70,000	2,000	17,500
Depreciation and amortization	33,527	35,876	32,374
Loss on property and equipment	1,797	2,928	384
Impairment of assets	128,516	36,618	1,140
Loss on investment securities	—	9,434	—
Involuntary conversion gain in discontinued operations	(5,600)	—	—
Deferred income tax (benefit) provision	41,917	24,326	(7,047)
Deferred compensation	—	(8,551)	2,232
Stock-based compensation	3,806	3,506	5,843
Excess tax benefits associated with stock options	—	—	(1,376)
Changes in operating assets and liabilities:
Receivables, net	19,160	109,540	(37,870)
Inventories, net	16,799	68,375	(3,000)
Income taxes	40,672	(77,540)	(2,966)
Accounts payable and accrued liabilities	(78,707)	83,700	35,548
Other assets and liabilities, net	11,675	21,140	(6,051)

Net cash provided by (used in) operating activities	(50)	(2,275)	123,149

Investing Activities:
Purchase of property and equipment	(10,198)	(23,633)	(24,159)
Insurance proceeds	5,600	—	—
Purchase of marketable securities	—	(559)	(125,426)
Sale of marketable securities	1,094	52,111	158,750
Product acquisitions	(70,000)	(2,000)	(159,000)
Cash paid for acquired assets	—	(3,000)	—

Net cash provided by (used in) investing activities	(73,504)	22,919	(149,835)

Financing Activities:
Principal payment on long-term debt	(2,674)	(2,624)	(2,215)
Proceeds from collateralized obligation	61,766	—	—
Redemption of collateralized obligation	(541)	—	—
Proceeds from borrowing on line of credit	—	—	50,000
Repayment of borrowing on line of credit	—	(30,000)	(20,000)
Dividends paid on preferred stock	(70)	(70)	(70)
Purchase of common stock for treasury	(312)	(889)	(179)
Excess tax benefits associated with stock options	—	—	1,376
Cash deposits received for stock options	2	746	1,514

Net cash provided by (used in) financing activities	58,171	(32,837)	30,426

Increase (decrease) in cash and cash equivalents	(15,383)	(12,193)	3,740
Effect of foreign exchange rate changes on cash	346	(570)	—

Cash and cash equivalents:
Beginning of year	75,730	88,493	84,753

End of period	$60,693	$75,730	$88,493

Supplemental cash flow disclosures:
Cash paid for interest	$7,263	$9,115	$8,758
Cash paid for income taxes	321	8,288	49,862
Non-cash investing and financing activities:
Stock options exercised (at expiration of two-year forfeiture period)	789	2,478	1,345
Software financing arrangement	—	—	2,039

See Accompanying Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

1.	Description of Business

General Overview

K-V Pharmaceutical Company was incorporated under the laws of Delaware in 1971 as a successor to a business originally founded in 1942. K-V Pharmaceutical Company and its wholly-owned subsidiaries, including Ther-Rx Corporation (“Ther-Rx”), Nesher Pharmaceuticals, Inc. (“Nesher”), ETHEX Corporation (“ETHEX”) and Particle Dynamics, Inc. (“PDI”), are referred to in the following Notes to the Consolidated Financial Statements as “KV” or the “Company.” The Company’s original strategy was to engage in the development of proprietary drug delivery systems and formulation technologies which enhance the effectiveness of new therapeutic agents and existing pharmaceutical products. Today the Company utilizes several of those technologies, such as SITE RELEASE® and oral controlled release technologies, in its branded and generic products. In 1990, the Company established a marketing capability in the generic business through its wholly-owned subsidiary, ETHEX. As more fully described in Note 15—“Commitments and Contingencies,” the Company ceased operations of ETHEX on March 2, 2010, and on November 15, 2010, agreed to sell the assets and operations of ETHEX to unrelated third parties prior to April 28, 2011 and on December 15, 2010 filed articles of dissolution with respect to ETHEX under Missouri law. In 1999, KV established a wholly-owned subsidiary, Ther-Rx, to market proprietary branded pharmaceuticals directly to physicians. The Company’s wholly-owned subsidiary, PDI, was acquired in 1972. Through PDI, KV developed and marketed specialty value-added raw materials, including drugs, directly compressible and micro-encapsulated products, and other products used in the pharmaceutical industry and other markets. As more fully described in Note 25—“Subsequent Events,” PDI was sold in June 2010.

Significant Developments

During fiscal year 2009, the Company announced six separate voluntary recalls of certain tablet form generic products as a precaution due to the potential existence of oversized tablets. In December 2008, the U.S. Food and Drug Administration (the “FDA”) began an inspection of the Company’s facilities. The Company suspended shipments of all approved tablet-form products in December 2008 and of all other drug products in January 2009. Also, in January 2009, the Company initiated a nationwide voluntary recall affecting most of its products. On March 2, 2009, the Company entered into a consent decree with the FDA regarding its drug manufacturing and distribution. The consent decree was entered by the U.S. District Court, Eastern District of Missouri, Eastern Division on March 6, 2009. As part of the consent decree, the Company agreed not to directly or indirectly do or cause the manufacture, processing, packing, labeling, holding, introduction or delivery for introduction into interstate commerce at or from any of its facilities of any drug, until the Company has satisfied certain requirements designed to demonstrate compliance with the FDA’s current good manufacturing practice (“cGMP”) regulations. The consent decree provides for a series of measures that, when satisfied, will permit the Company to resume the manufacture and distribution of approved drug products. The Company has also agreed not to distribute its products that are not FDA approved, including its prenatal vitamins and hematinic products, unless it obtains FDA approval for such products through the FDA’s New Drug Application (“NDA”) and Abbreviated New Drug Application (“ANDA”) processes. These actions and the requirements under the consent decree have had, and are expected to continue to have, a material adverse effect on the Company’s liquidity position and its results of operations. The Company does not expect to generate any significant revenues until it resumes shipping more of its approved products (see Note 3—“Going Concern and Liquidity Considerations”).

Refer also to Note 25—“Subsequent Events” for discussion of recent events and developments.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except per share data)

2.	Summary of Significant Accounting Policies

Basis of Presentation

The Company’s consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). The consolidated financial statements include the accounts of KV and its wholly-owned subsidiaries. All material inter-company accounts and transactions have been eliminated in consolidation. Certain reclassifications, none of which affected net income (loss) or retained earnings, have been made to prior year amounts to conform to the current year presentation.

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

The most significant estimates made by management include revenue recognition and reductions to gross revenues, inventory valuation, intangible and other long-lived assets valuation, stock-based compensation, income taxes, and loss contingencies related to legal proceedings. Management periodically evaluates estimates used in the preparation of the consolidated financial statements and makes changes on a prospective basis when adjustments are necessary.

PDI

As a result of the decision by the Company to sell PDI, the Company has identified the assets and liabilities of PDI as held for sale in the Company’s consolidated balance sheets at March 31, 2010 and 2009 and has segregated PDI’s operating results and presented them separately as a discontinued operation for all periods presented. See Note 25—“Subsequent Events” for information regarding the sale of PDI.

Accounting Standards Adopted

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

In March 2007, the FASB issued guidance titled, “Accounting for Collateral Assignment Split-Dollar Life Insurance Arrangements” (ASC Topic 715.) The pronouncement requires companies with collateral assignment split-dollar life insurance arrangements that provide a benefit to an employee that extends to postretirement periods to recognize a liability for future benefits based on the substantive agreement with the employee. The provisions of the pronouncement also require an employer to recognize and measure the asset in a collateral assignment split-dollar life insurance arrangement based on the nature and substance of the arrangement. The Company adopted the provisions of Topic 715 effective April 1, 2008. As a result of the adoption, the Company recognized a liability of $5,551 which represented the present value of the future premium payments to be made under the existing policies. The Company also recognized a decrease in the related asset of $2,328 based on the nature and substance of the arrangements. In accordance with the transition provisions of the pronouncement, a direct decrease of $7,879 was recorded to retained earnings, effective April 1, 2008.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except per share data)

The FASB issued guidance titled, “Fair Value Measurements” (ASC Topic 820), to clarify the definition of fair value, establish a framework for measuring fair value and expand the disclosures required relative to fair value measurements. The Company adopted the provisions of ASC Topic 820 on April 1, 2009 for financial assets and liabilities, which did not have a material impact on the Company’s consolidated financial statements.

In December 2007, the FASB issued guidance titled, “Business Combinations” (ASC Topic 805), which provides guidance on the accounting and reporting for business combinations. The guidance is effective for fiscal years beginning after December 15, 2008 and was adopted by the Company on April 1, 2009. The guidance will be applied to business acquisitions made by the Company after the date of adoption. The adoption of this standard had no impact on the Company’s consolidated financial statements.

In December 2007, the FASB issued guidance titled, “Noncontrolling Interests in Consolidated Financial Statements” ASC Topic 810. The guidance establishes accounting and reporting standards for noncontrolling interests in subsidiaries of the financial statements of the parent. The guidance was effective for fiscal years and interim periods within the fiscal years beginning after December 15, 2008 and was adopted by the Company on April 1, 2009. The adoption of this standard had no impact on the consolidated financial statements of the Company.

In December 2007 the FASB issued guidance titled, “Accounting for Collaborative Arrangements” ASC Topic 808. The guidance defines a collaborative arrangement and establishes presentation and disclosure requirements for transactions among participants in a collaborative arrangement and between participants in the arrangement and third parties. The guidance was effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008 and is to be applied retrospectively to all periods presented. It was adopted by the Company on April 1, 2009 and had no impact on the consolidated financial statements.

In April 2008, the FASB issued guidance titled, “Determination of the Useful Life of Intangible Assets” (ASC Topics 350 and 275) to revise the factors that an entity should consider in developing renewal or extension assumptions used in estimating the useful life of an intangible asset as well as requiring new disclosures for all intangible assets recognized after the effective date. The guidance was effective for fiscal years beginning after December 15, 2008 and applies to all recognized intangible assets after the effective date. It was adopted by the Company on April 1, 2009. The adoption of this pronouncement did not have a material impact on the Company’s consolidated financial statements.

In May 2008, the FASB issued guidance titled, “Accounting for Convertible Debt That May Be Settled in Cash upon Conversion (Including Partial Conversion)” ASC Topic 470. This guidance requires issuers of convertible debt to account separately for the liability and equity components of these instruments if they have stated terms permitting cash settlement upon conversion. The guidance was effective for financial statements issued for fiscal years and interim statements within the fiscal years beginning after December 15, 2008 and was adopted by the Company on April 1, 2009. The pronouncement must be applied retrospectively to all prior periods presented. The adoption of this standard had no impact on the consolidated financial statements of the Company.

In June 2008, the FASB issued guidance titled, “Instrument (or embedded feature) indexed to an entity’s own stock.” (ASC Topic 815) which provides a two step approach for determining whether an instrument or embedded feature is indexed to an entity’s own stock. The guidance was effective for fiscal years beginning after December 15, 2008 and was adopted on April 1, 2009. The adoption of this pronouncement had no impact on the Company’s consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except per share data)

Accounting Standards Not Yet Adopted

In October 2009, the FASB issued new accounting guidance for recognizing revenue for a multiple-deliverable revenue arrangement. The new guidance amends the existing guidance for separately accounting for individual deliverables in a revenue arrangement with multiple deliverables, and removes the criterion that an entity must use objective and reliable evidence of fair value to separately account for the deliverables. The new guidance also establishes a hierarchy for determining the value of each deliverable and establishes the relative selling price method for allocating consideration when vendor specific objective evidence or third-party evidence of value does not exist. The Company must adopt the new guidance prospectively for new revenue arrangements entered into or materially modified beginning in the first quarter of fiscal year 2012. Earlier adoption is permitted. The Company is currently evaluating the impact that the new guidance will have on its consolidated financial statements and the timing of its adoption.

In June 2009, the FASB issued amended guidance on the accounting for transfers of financial assets. The amended guidance removes the concept of a qualifying special-purpose entity, establishes a new “participating interest” definition that must be met for transfers of portions of financial assets to be eligible for sale accounting, clarifies and amends the derecognition criteria for a transfer to be accounted for as a sale, and changes the amount that can be recognized as a gain or loss on a transfer accounted for as a sale when beneficial interests are received by the transferor. Enhanced disclosures are also required to provide information about transfers of financial assets and a transferor’s continuing involvement with transferred financial assets. This amended guidance must be applied as of the beginning of an entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited. The Company does not expect the adoption to have a material impact on its consolidated financial statements.

In January 2010, the FASB issued Accounting Standards Update 2010-06, “Improving Disclosures about Fair Value Measurements” (“Update 2010-06”). Update 2010-06 provides amendments to current standards to require new disclosures for transfers of assets and liabilities between Levels 1 and 2 and for activity in Level 3 fair value measurements. Furthermore, the update provides amendments to clarify that a reporting entity should provide fair value measurement disclosures for each class of assets and liabilities and should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements for those measurements that fall in either Level 2 or Level 3. Update 2010-06 becomes effective for interim and annual reporting periods beginning after December 15, 2010. The Company is currently evaluating this new statement.

Cash Equivalents

Cash equivalents consist of interest-bearing deposits that can be redeemed on demand and investments that have original maturities of three months or less.

Investment Securities

The Company’s investment securities consist of auction rate securities (“ARS”) that are accounted for as available-for-sale securities. Available-for-sale securities are carried at fair value with temporary unrealized gains and losses, net of tax, recorded within other comprehensive income (loss) as a separate component of shareholders’ equity. The Company has no trading or held-to-maturity securities. The cost of investment securities sold is determined by the specific identification method. Dividend and interest income are accrued as earned. The Company reviews its investments quarterly for declines in fair value that are other-than-temporary. Investments that have declined in market value that are determined to be other-than-temporary are charged to other income (expense), net, by writing that investment down to fair value.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except per share data)

ARS generally have long-term stated maturities of 20 to 30 years. However, these securities have certain economic characteristics of short-term investments due to a rate-setting mechanism and the ability to liquidate them through a Dutch auction process that occurs at pre-determined intervals of up to 35 days. The Company classified these securities as non-current investment securities at March 31, 2010 and 2009 to reflect the current lack of liquidity in these investments (see Note 6—“Investment Securities”). See Note 6—“Investment Securities” also for information regarding a settlement agreement the Company entered into regarding its holdings of ARS and the proceeds received in connection therewith.

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

During fiscal year 2009, the Company announced six separate voluntary recalls of certain tablet-form generic products as a precaution due to the potential existence of oversized tablets. Beginning in December 2008, the Company determined that it was not able to establish the recoverability of production related inventory costs because of uncertainties associated with the risk of additional product recalls. The Company ceased all manufacturing activities during the fourth quarter of fiscal year 2009, and its net revenues since then have been limited to sales of products manufactured by third parties. As a result, all costs associated with the Company’s manufacturing operations were recognized directly into cost of sales rather than capitalized into inventory during fiscal years ended March 31, 2010 and 2009.

Property and Equipment

Property and equipment are stated at cost, less accumulated depreciation. Major renewals and improvements are capitalized, while routine maintenance and repairs are expensed as incurred. At the time properties are retired from service, the cost and accumulated depreciation are removed from the respective accounts and any related gains or losses are reflected in earnings. The Company capitalizes interest on qualified construction projects.

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

The Company assesses property and equipment for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Certain significant events occurred in the three months ended March 31, 2010 that indicated that the carrying value of certain assets as of March 31, 2010

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except per share data)

were not recoverable. Refer to the “Impairment of Long-Lived Assets” section below, to Note 4—“Restructuring and Impairment” and to Note 9—“Property and Equipment” for further information regarding the assessment of property and equipment for impairment as of March 31, 2010.

Intangible Assets

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

The Company evaluates its intangible assets for impairment at least annually or whenever events or changes in circumstances indicate that an intangible asset’s carrying amount may not be recoverable. Recoverability is determined by comparing the carrying amount of an intangible asset to an estimate of the undiscounted future cash flows expected to result from its use and eventual disposition. If the sum of the expected future undiscounted cash flows is less than the carrying amount of the intangible asset, an impairment loss is recognized based on the excess of the carrying amount over the estimated fair value of the intangible asset. Certain significant events occurred in the three months ended March 31, 2010 that indicated that the carrying value of certain intangible assets as of March 31, 2010 were not recoverable. Refer to the “Impairment of Long-Lived Assets” section below, to Note 4—“Restructuring and Impairment” and to Note 10—“Intangible Assets” for further information regarding the assessment of intangible assets for impairment as of March 31, 2010.

Impairment of Long-Lived Assets

The Company assesses the impairment of its assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. The factors that the Company considers in its assessment include the following: (1) significant underperformance of the assets relative to expected historical or projected future operating results; (2) significant changes in the manner of the Company’s use of the acquired assets or the strategy for its overall business; (3) significant negative industry or economic trends; and (4) significant adverse changes as a result of legal proceedings or governmental or regulatory actions. Certain significant events occurred in the three months ended March 31, 2010 that indicate that the carrying value of certain long-lived assets as of March 31, 2010 may not be recoverable. These events included: (a) the change in expectation of when the Company would be able to resume manufacturing and shipment and begin generating cash flow from the sale of certain of its approved products; (b) the entry into the plea agreement with the U.S. Department of Justice (see Note 15—“Commitments and Contingencies”) and (c) the substantial reduction of the Company’s workforce that occurred on March 31, 2010 (see Note 4—“Restructuring and Impairment Charges—“Restructuring”). Furthermore, in addition to trying to sell certain of its assets, the Company is evaluating various strategic and operating alternatives, including further reduction of its operations, and/or outsourcing to a third-party some or all of its manufacturing operations.

Based on the events described above, the Company determined that a triggering event occurred in the fourth quarter of fiscal year 2010 giving rise to the need to assess the recoverability of its long-lived assets. Based on the assessment of the recoverability of its long-lived assets, it was determined that future undiscounted cash flows were not sufficient to support the carrying value of certain of its long-lived assets, and this resulted in material non-cash charges for impairment of property and equipment, and intangible assets in the quarter ended March 31, 2010. Cash flow projections require a significant level of judgment and estimation in order to determine a number of interdependent variables and assumptions such as probability, timing, pricing and various cost factors. Cash flow projections are highly sensitive to changes in these variables and assumptions. Refer to

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except per share data)

Note 4—“Restructuring and Impairment” for further information regarding the assessment of long-lived assets for impairment as of March 31, 2010.

Non-marketable Equity Investments

Non-marketable equity investments for which the Company does not have the ability to exercise significant influence over operating and financial policies (generally less than 20% ownership) are accounted for using the cost method. Such investments are included in “Other assets” in the accompanying consolidated balance sheets and relate primarily to the Company’s investment at March 31, 2010 in the preferred stock of Strides Arcolab Limited (“Strides”). See Note 25—“Subsequent Events.”

On December 13, 2010, the Company and Strides entered into a Settlement Agreement and Release to settle all disputes and claims against each other related to a previously existing License and Supply Agreement between the two companies. Under the terms of the agreement, Strides paid the Company $7,250 and the Company agreed to redeem the preferred shares of Strides that it owns. Accordingly, the carrying value of Strides was reduced to $7,250 as of March 31, 2010.

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

Concurrent with the recognition or deferral of revenue, the Company records estimated provisions for product returns, sales rebates, payment discounts, chargebacks, and other sales allowances. When the occurrence of product recalls becomes probable, the Company also records estimated liabilities for product returns related to recalls. The Company records failure to supply claims when they are probable and reasonably estimable. Provisions are established based upon consideration of a variety of factors, including but not limited to, historical relationship to revenues, historical payment and return experience, estimated and actual customer inventory levels, customer rebate and failure to supply arrangements, current contract sales terms with wholesale and indirect customers, and subsequent payment activity. The following briefly describes each provision and how such provisions are estimated.

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

•

Failure to Supply— The Company has entered into purchase agreements with certain customers that include a provision whereby the Company is required to reimburse these customers for price differences on product orders that the Company is unable to fulfill. The Company estimates this liability based on the terms of the agreements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except per share data)

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

The provisions discussed above are presented in the consolidated financial statements as reductions to gross revenues or deferred revenue and a decrease to accounts receivable or an increase to accrued liabilities. Provisions totaled $14,018, $292,645 and $240,573 for the fiscal years ended March 31, 2010, 2009 and 2008, respectively.

The reserve balances related to the provisions are included in “Receivables, net” or “Accrued liabilities” in the accompanying consolidated balance sheets. A summary of fiscal year 2010 changes for each reserve or liability follows:

(in thousands)	Beginning Balance	Additions	Reductions	Ending Balance
Year Ended March 31, 2010
Accounts Receivable Reserves:
Chargebacks	$1,021	$1,223	$(2,212)	$32
Cash Discounts and Other Allowances	1,035	4,982	(3,720)	2,297
Liabilities:
Sales Rebates	8,264	1,319	(7,745)	1,838
Sales Returns	12,009	4,051	(7,500)	8,560
Medicaid Rebates	6,312	1,858	(4,612)	3,558
Medicare and Medicaid restitution	2,275	—	(2,275)	—
Product Recall Returns	40,695	—	(37,785)	2,910
Failure to Supply Claims	17,101	—	(4,801)	12,300
Chargeback Audit Adjustments	1,823	321	(2,144)	—
Other	2,955	264	(2,967)	252

Total	$93,490	$14,018	$(75,761)	$31,747

(in thousands)	Beginning Balance	Additions	Reductions	Ending Balance
Year Ended March 31, 2009
Accounts Receivable Reserves:
Chargebacks	$18,103	$145,043	$(160,302)	$2,844
Cash discounts and other allowances	3,848	13,606	(16,419)	1,035
Liabilities:
Sales rebates	12,585	48,347	(52,668)	8,264
Sales returns	3,950	21,965	(13,906)	12,009
Medicaid rebates	7,953	11,220	(12,861)	6,312
Medicare and Medicaid restitution	—	2,275	—	2,275
Product recall returns	346	54,295	(13,946)	40,695
Failure to supply claims	—	21,798	(4,697)	17,101
Other	6,120	26,341	(29,506)	2,955

Total	$52,905	$344,890	$(304,305)	$93,490

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except per share data)

The liabilities for sales rebates, sales returns, Medicaid rebates, Medicare and Medicaid restitution, product recall returns, failure to supply claims and chargeback audit adjustments are classified as accrued liabilities in the consolidated balance sheets as of March 31, 2010 and 2009. The expense associated with these accruals is classified in the consolidated statement of operations for the year ended March 31, 2010 as a reduction of gross revenue.

In connection with litigation described in greater detail in Note 15—“Commitments and Contingencies,” on June 9, 2009, the Company entered into a Distribution and Supply Agreement (the “Distribution Agreement”) with Purdue Pharma L.P., The P.F. Laboratories, Inc. and Purdue Pharmaceuticals L.P. (collectively “Purdue”).

On September 1, 2009, the Company elected for the Distribution Agreement to become effective as of September 1, 2009. Pursuant to the terms of the Distribution Agreement, Purdue provided the Company with a limited quantity of certain generic versions of OxyContin®, as specified in the Distribution Agreement, to be distributed by the Company during a limited period, and the Company paid Purdue a royalty fee and the cost of manufacturing the product supplied by Purdue.

During the three months ended December 31, 2009, the Company received from Purdue and sold to its customers all of the generic OxyContin® allotted under the Distribution Agreement and recognized net revenue of approximately $143,000 in the consolidated statement of operations. The Company recognized the revenue when it had determined that persuasive evidence of an arrangement existed, the customers’ payment ability had been reasonably assured, title and risk of ownership had been transferred to the customers, and the Company’s price to its customers was determined. Additionally, the Company recorded approximately $20,000 as cost of sales in the three months ended December 31, 2009, which included royalty fees and the cost of the generic OxyContin® supplied by Purdue. Accordingly, the Company recognized gross profit of $123,000 in the three months ended December 31, 2009 as a result of the Distribution Agreement entered into with Purdue.

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

The Company’s three largest customers accounted for approximately 38.2%, 32.2% and 9.9%, and 32.7%, 18.8% and 17.1% of gross receivables at March 31, 2010 and 2009, respectively.

For the fiscal year ended March 31, 2010, the Company’s three largest customers accounted for 79.8%, 2.7% and 2.6% of gross revenues, respectively. For the fiscal years ended March 31, 2009 and 2008, the Company’s three largest customers accounted for 26.9%, 26.5% and 10.4% and 23.9%, 24.6% and 9.8% of gross revenues, respectively.

The Company maintains cash balances at certain financial institutions that are greater than the FDIC insurable limit.

Shipping and Handling Costs

The Company classifies shipping and handling costs in cost of sales. The Company does not derive revenue from shipping.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except per share data)

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

Advertising

Costs associated with advertising are expensed in the period in which the advertising is used and these costs are included in selling and administrative expense. Advertising expenses totaled $6,457, $33,347 and $27,487 for the years ended March 31, 2010, 2009 and 2008, respectively. Advertising expense includes the cost of product samples given to physicians.

Litigation

The Company is subject to litigation in the ordinary course of business and to certain other contingencies (see Note 15—“Commitments and Contingencies”). Legal fees and other expenses related to litigation and contingencies are recorded as incurred. The Company, in consultation with its legal counsel, also assesses the need to record a liability for litigation and contingencies on a case-by-case basis. Accruals are recorded when the Company determines that a loss related to a matter is both probable and reasonably estimable.

Deferred Financing Costs

Deferred financing costs of $5,835 were incurred in connection with the issuance of convertible debt (see Note 13—“Long-Term Debt”). These costs were being amortized into interest expense on a straight-line basis over the five-year period that ended on May 16, 2008, the first date the debt could be put by the holders to the Company.

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

Basic earnings (loss) per share is computed using the weighted average number of common shares outstanding during the period, except that it does not include unvested common shares subject to repurchase. Diluted earnings (loss) per share is computed using the weighted average number of common shares and, if dilutive, potential common shares outstanding during the period. Potential common shares consist of the incremental common shares issuable upon the exercise of stock options, unvested common shares subject to repurchase, convertible preferred stock and the convertible notes. The dilutive effects of outstanding stock options and unvested common shares subject to repurchase are reflected in diluted earnings (loss) per share by application of the treasury stock method. Shares related to convertible preferred stock and convertible notes are reflected on an if-converted basis. The computation of diluted earnings (loss) per share for Class A Common Stock assumes the conversion of the Class B Common Stock, while the diluted earnings (loss) per share for Class B Common Stock does not assume the conversion of those shares.

Income Taxes

Income taxes are accounted for under the asset and liability method where deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amount of existing assets and liabilities and the respective tax basis and for tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is established when it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company evaluates the realizability of its deferred tax assets by assessing its valuation allowance and by adjusting the amount of such allowance, if necessary. The factors used to assess the likelihood of realization include historical cumulative losses, the forecast of future taxable income and available tax planning strategies that could be implemented to realize the net deferred tax assets. Failure to achieve forecasted taxable income in applicable tax jurisdictions could affect the ultimate realization of deferred tax assets and could result in an increase in the Company’s effective tax rate on future earnings.

The Company accounts for uncertain tax positions in accordance with the authoritative guidance issued by the FASB. The authoritative guidance addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. The Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits in income tax expense.

Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with the authoritative guidance issued by the FASB for share-based payments, which requires the Company to measure and record compensation expense, based on estimated fair values, for all share-based compensation awards made to employees and directors over the vesting period of the awards.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except per share data)

The Company estimates the fair value of stock options granted using the Black-Scholes option pricing model, which requires the use of subjective and complex assumptions. These assumptions include estimating the expected term that options granted are expected to be outstanding, the expected volatility of the Company’s stock price for a period commensurate with the expected term of the related options, and the risk-free rate with a maturity closest to the expected term of the Company’s stock options.

Comprehensive Income (Loss)

Comprehensive income (loss) includes all changes in equity during a period except those that resulted from investments by or distributions to the Company’s shareholders. Other comprehensive income (loss) refers to revenues, expenses, gains and losses that, under generally accepted accounting principles, are included in comprehensive income (loss), but excluded from net income (loss) as these amounts are recorded directly as an adjustment to shareholders’ equity (deficit). For the Company, other comprehensive income (loss) is comprised of the net changes in unrealized gains and losses on available-for-sale securities and the foreign currency translation adjustments recorded as result of translating Nesher Solutions Ltd. balances from Israeli shekels to U.S. dollars. As of March 31, 2010, the accumulated other comprehensive income (loss) balance is comprised of ($224) in unrealized losses on the Nesher Solutions Ltd. foreign currency translation and a $1,846 unrealized gain on the auction rate securities. As of March 31, 2009, the accumulated other comprehensive income (loss) balance is comprised of ($570) in unrealized losses on the Nesher Solutions Ltd. foreign currency translation and a $1,415 unrealized gain on the auction rate securities.

Fair Value of Financial Instruments

The Company’s financial instruments consist primarily of cash and cash equivalents, receivables, investments, trade accounts payable, the convertible debt, embedded derivatives related to the issuance of the convertible debt and a mortgage loan arrangement. The carrying amounts of cash and cash equivalents, receivables and trade accounts payable are representative of their respective fair values due to their relatively short maturities.

Based on a valuation analysis, the Company’s investments in ARS of $71,550 and $72,800 had a fair value of $65,865 and $65,971 at March 31, 2010 and 2009 respectively (see Note 7—“Fair Value Measures”).

The Company’s investment in the preferred stock of Strides at March 31, 2010 was $7,250 (see Note 25—“Subsequent Events”). The Company’s investment in the preferred stock of Strides at March 31, 2009 of $11,892, including accrued but unpaid dividends, had a fair value of $11,592 based on a valuation analysis.

Based on quoted market rates, the Company’s convertible debt had a fair value of $101,000 and $54,000 at March 31, 2010 and 2009, respectively. The carrying amount of the mortgage loan arrangement approximates its fair value because its terms are similar to those which can be obtained for similar financial instruments in the current marketplace.

Derivative Financial Instruments

The Company’s derivative financial instruments consist of embedded derivatives related to the convertible debt. These embedded derivatives include certain conversion features and a contingent interest feature. Although the conversion features represent embedded derivative financial instruments, based on the de minimis value of these features at the time of issuance and at March 31, 2010, no value has been assigned to these embedded derivatives. The contingent interest feature provides unique tax treatment under the Internal Revenue Service’s contingent debt regulations. In essence, interest accrues, for tax purposes, on the basis of the instrument’s comparable yield (the yield at which the issuer would issue a fixed rate instrument with similar terms).

Foreign Currency

For the Company’s sole foreign operating entity, Nesher Solutions Ltd. (see Note 5—“Acquisitions”), the local currency is the functional currency. The Company translates asset and liability balances at exchange rates in

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except per share data)

effect at the end of the period and income and expense transactions at the average exchange rates in effect during the period. Resulting translation adjustments are reported as a separate component of accumulated other comprehensive income included in shareholders’ equity. Gains and losses from foreign currency transactions are included in the consolidated statements of operations as part of interest and other expense (income). The amount of foreign currency gains (losses) included in the Company’s consolidated statement of operations was $1,242, $(2,584) and $878 for the fiscal years ended March 31, 2010, 2009 and 2008, respectively.

Authoritative accounting guidance issued by the FASB requires that the effect of exchange rate changes on cash held in foreign currencies be reported as a separate item in the reconciliation of beginning and ending cash and cash equivalents. All other foreign currency cash flows are reported in the applicable line of the consolidated statement of cash flows using an approximation of the exchange rate in effect at the time of the cash flows.

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

The assessment of the Company’s ability to continue as a going concern was made by management considering, among other factors: (i) the timing and number of approved products that will be introduced or reintroduced to the market and the related costs; (ii) the suspension of shipment of all products manufactured by the Company and the requirements under the consent decree with the FDA; (iii) the possibility that the Company may need to obtain additional capital despite the senior secured loan that it was able to obtain in November 2010; (iv) the potential outcome with respect to the governmental inquiries, litigation or other matters described in Note 15—“Commitments and Contingencies”; and (v) the Company’s ability to comply with debt covenants. The Company’s assessment was further affected by the Company’s fiscal year 2009 net loss of $313,627, the Company’s fiscal year 2010 net loss of $283,612 and the outstanding balance of cash, cash equivalents and short-term marketable securities (excluding PDI assets, which are accounted for as assets held for sale) of $60,693 as of March 31, 2010. For periods subsequent to March 31, 2010, the Company expects losses to continue because the Company is unable to generate any significant revenues from its own manufactured products until the Company is able to resume shipping more of its approved products and until after GestivaTM is approved, if it is approved, and we are able to start sales of that product. The Company received notification from the FDA on September 8, 2010 of approval to ship into the marketplace the first product approved under the consent decree, i.e., Potassium Chloride ER Capsule. The Company resumed shipment of extended release potassium chloride capsule, Micro-K® 10mEq and Micro-K® 8mEq, in September 2010. The Company is continuing to prepare other products for FDA inspection and does not expect to resume shipping other products until the first quarter of calendar year 2011, at the earliest. In addition, the Company must meet ongoing operating costs as well as costs related to the steps the Company is currently taking to prepare for introducing or reintroducing its approved products to the market. If the Company is not able to obtain the FDA’s clearance to resume manufacturing and distribution of its approved products in a timely manner and at a reasonable cost, or if its planned Gestiva™ product is not approved by the FDA on a timely basis or if revenues from its sale prove to be insufficient, the Company’s financial position, results of operations, cash flows and liquidity will continue to be materially adversely affected. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

Based on current financial projections, management believes the continuation of the Company as a going concern is primarily dependent on its ability to address, among other factors: (i) the timely FDA approval of Gestiva™ and it successful launch and product sales; (ii) the timing, number and revenue generation of approved

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except per share data)

products that will be introduced or reintroduced to the market and the related costs; (iii) the suspension of shipment of all products manufactured by the Company and the requirements under the consent decree with the FDA (other than the Potassium Chloride ER Capsule product, including Micro-K® 10mEq and Micro-K® 8mEq, products that are the subject of the FDA notification letter previously discussed); (iv) the possibility that the Company will need to obtain additional capital despite the senior loan it was able to obtain in November 2010; (v) the potential outcome with respect to the governmental inquiries, litigation or other matters described in Note 15—“Commitments and Contingencies”; (vi) its ability to comply with the conditions set forth in the letter received approving certain waivers of covenants under its mortgage loan agreement (see Note 13—Long-Term Debt); and (vii) compliance with other debt covenants. While the Company addresses these matters, it must continue to meet expected near-term obligations, including normal course operating cash requirements and costs associated with reintroducing approved products to the market (such as costs related to its employees, facilities and FDA compliance), remaining payments associated with the acquisition of the rights to Gestiva™ (see Note 5—“Acquisitions”), the financial obligations pursuant to the plea agreement (see Note 12—“Accrued Liabilities”), costs associated with legal counsel and consultant fees, as well as the significant costs, such as legal and consulting fees, associated with the steps taken by the Company in connection with the consent decree and the litigation and governmental inquiries. If the Company is not able to obtain the FDA’s clearance to resume manufacturing and distribution of certain or many of its approved products in a timely manner and at a reasonable cost and/or if the Company experiences adverse outcomes with respect to any of the governmental inquiries or litigation described in Note 15—“Commitments and Contingencies”, its financial position, results of operations, cash flows and liquidity will continue to be materially adversely affected.

In the near term, the Company is focused on the following: (i) preparing for the approval and commercial launch of Gestiva; (ii) meeting the requirements of the consent decree, which will allow its approved products to be reintroduced to the market (other than the Potassium Chloride ER Capsule product, including Micro-K® 10mEq and Micro-K® 8mEq, products that are the subject of the FDA notification letter previously discussed); (iii) evaluating strategic alternatives with respect to Nesher; and (iv) pursuing various means to minimize operating costs and increase cash. Since March 31, 2010, the Company has generated non-recurring cash proceeds to support its on-going operating and compliance requirements from the divestiture of PDI, the sale of certain intellectual property and other assets related to the Company’s ANDAs submitted with the FDA for the approval to engage in the commercial manufacture and sale of 1gm/10mL sucralfate suspension and the agreement with U.S. Healthcare I, L.L.C. and U.S. Healthcare II, L.L.C. for a $120.0 million loan (see Note 25—“Subsequent Events”). While these cash proceeds were sufficient to meet near term cash requirements, the Company is pursuing ongoing efforts to increase cash, including the continued implementation of cost savings, exploration of strategic alternatives with respect to Nesher Pharmaceuticals and the assets and operations of the Company’s generic products business and other assets and the return of certain of the Company’s approved products to market in a timely manner (other than the Potassium Chloride ER Capsule, including Micro-K® 10mEq and Micro-K® 8mEq, products that are the subject of the FDA notification letter previously discussed). The Company cannot provide assurance that it will be able to realize the cost reductions it anticipates from reducing its operations or its employee base, that some or many of its approved products can be returned to the market in a timely manner, that its higher profit approved products will return to the market in the near term or that the Company can obtain additional cash through asset sales. If the Company is unsuccessful in its efforts to return its products to market, or if needed to sell assets and raise additional capital in the near term, the Company will be required to further reduce its operations, including further reductions of its employee base, or the Company may be required to cease certain or all of its operations in order to offset the lack of available funding.

The Company continues to evaluate the sale of certain of its assets and businesses. However, due to general economic conditions, the Company will likely be exposed to risks related to the overall macro-economic environment, including a lower rate of return than it has historically experienced on its invested assets and being

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except per share data)

limited in its ability to sell assets. In addition, the Company cannot provide any assurance that it will be successful in finding suitable purchasers for the sale of such assets. Even if the Company is able to find purchasers, it may not be able to obtain attractive terms and conditions for such sales, including attractive pricing. In addition, divestitures of businesses involve a number of risks, including the diversion of management and employee attention, significant costs and expenses, the loss of customer relationships, a decrease in revenues and earnings associated with the divested business, and the disruption of operations in the affected business. Furthermore, divestitures potentially involve significant post-closing separation activities, which could involve the expenditure of significant financial and employee resources. Inability to consummate identified asset sales or manage the post-separation transition arrangements could adversely affect the Company’s business, financial condition, results of operations, cash flows, and ability to comply with the obligations in the Bridge Loan.

4.	Restructuring and Impairment Charges

	2010	2009	2008
Restructuring	$6,422	$10,356	$—
Intangible Assets Impairment	82,258	36,618	1,140
Manufacturing, Distribution and Packaging Assets Impairment	46,552	—	—

Total Restructuring and Impairment Charges	$135,232	$46,974	$1,140

Restructuring

On March 31, 2010, as part of an ongoing realignment of its cost structure, the Company made further substantial reductions of its workforce and employee headcount was reduced by approximately 300. The Company recorded restructuring expense of $6,422 in fiscal year 2010 for severance benefits related primarily to these terminations. During the quarter ended March 31, 2009, the Company reduced its headcount by approximately 1,000 employees through a combination of terminations and layoffs which resulted in severance charges of approximately $10,356.

The activity in accrued severance is summarized as follows:

	2010	2009
Balance at beginning of year	$10,002	$—
Provision for severance benefits(a)	6,925	12,270
Amounts charged to accrual	(10,684)	(2,268)

Balance at end of year	$6,243	$10,002

(a)	Includes amounts that were not classified as restructuring charges.

The balance of the accrual is expected to be paid by December 31, 2010.

Impairment

The Company assesses the impairment of long-lived and intangible assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. The factors that the Company considers in its assessment include the following: (1) significant underperformance of the assets relative to expected historical or projected future operating results; (2) significant changes in the manner of its use of the acquired assets or the strategy for its overall business; (3) significant negative industry or economic trends; and (4) significant adverse

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except per share data)

changes as a result of legal proceedings or governmental or regulatory actions. Certain significant events occurred in the three months ended March 31, 2010 that indicated that the carrying value of certain assets as of March 31, 2010 may not be recoverable. These events included: (a) the expectation of when the Company would be able to resume manufacturing and shipment and begin generating cash flow from the sale of certain of its approved products, (b) the entry into the plea agreement with the U.S. Department of Justice (see Note 15—“Commitments and Contingencies”), and (c) the substantial reduction of its workforce that occurred on March 31, 2010 (see Note 25—“Subsequent Events”). Furthermore, the Company is evaluating various strategic and operating alternatives with respect to Nesher.

Based on the events described above, the Company determined that a triggering event occurred in the fourth quarter of fiscal year 2010 giving rise to the need to assess the recoverability of its long-lived assets. Based on the assessment of the recoverability of its long-lived assets, it was determined that future undiscounted cash flows were not sufficient to support the carrying value of certain of its long-lived assets, and this resulted in material non-cash charges for impairment of property and equipment and intangible assets in the quarter ended March 31, 2010. Cash flow projections require a significant level of judgment and estimation in order to determine a number of interdependent variables and assumptions using level three inputs such as probability, timing, pricing and various cost factors. Cash flow projections are highly sensitive to changes in these variables and assumptions.

Based upon the Company’s analysis, it was determined the following assets were impaired as of March 31, 2010:

•

With respect to the intangible assets related to Evamist™, the Company had approximately $116,000 of unamortized costs as of March 31, 2010 and remaining useful lives of 8 to 12 years related to product rights, trademark rights and rights under the sublicense agreement. To test impairment of these assets, the Company performed a cash flow analysis, which incorporates a number of significant assumptions and estimates. The sum of the projected undiscounted cash flows, which extend over the useful life assigned to the longest lived asset, did not exceed the carrying amount of the intangible assets as of March 31, 2010 and it was concluded that the assets related to Evamist™ were impaired as of that date. The Company recorded $78,968 during fiscal year 2010 as an impairment charge to reduce the carrying value of the intangible assets related to Evamist™ to its estimated fair value.

•

With respect to the intangible assets related to Micro-K® and patents and trademarks, the Company had approximately $16,188 and $3,290 of unamortized costs as of March 31, 2010, respectively. The Company performed a cash flow analysis that extended over the average remaining useful life of the assets and determined that the assets related to patents and trademarks were impaired. The Company recorded an impairment charge of $3,290 during fiscal year 2010 to reduce the carrying value of patents and trademarks to estimated fair value.

•

With respect to the Manufacturing, Distribution & Packaging asset group (“MD&P”), an asset group consisting primarily of property and equipment used in manufacturing operations and a generic product portfolio, the Company had approximately $112,366 of net book value as of March 31, 2010. We performed a cash flow analysis that extended over the average remaining useful life of the assets and determined that the assets related to MD&P were impaired. The Company recorded an impairment charge of $46,552 during fiscal year 2010 to reduce the carrying value of manufacturing equipment, product rights, and other assets to estimated fair value.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except per share data)

During the fiscal year ended March 31, 2009, the Company recognized impairment charges of $36,618 for the following:

•

Pursuant to the terms of the consent decree with the FDA, the Company agreed not to distribute its unapproved products, including its branded prenatal vitamins and hematinic products, until they are approved through the FDA’s Abbreviated New Drug Application (“ANDA”) or New Drug Application (“NDA”) processes. Since such products are unable to generate any revenues and are not approved by the FDA, the Company recorded $34,090 during the fiscal year ended March 31, 2009 as an impairment charge to write-off the remaining net book value of the intangible assets related to its branded prenatal vitamins and hematinic products.

•

In January 2009, the Company decided to no longer pursue approval of an acquired product to treat endometriosis. As a result, the Company recorded $2,528 during the fiscal year ended March 31, 2009 to write-off the remaining net book value of intangible assets related to this product.

With respect to the intangible assets related to Evamist™ at March 31, 2009, the Company had approximately $125,494 of unamortized costs and remaining useful lives of 9 to 13 years. To test impairment of these assets in fiscal year ended March 31, 2009, the Company performed a cash flow analysis, which incorporated a number of significant assumptions and estimates that were subject to change as actual results became known. The sum of the projected undiscounted cash flows as of March 31, 2009, which extended over the useful life assigned to the assets, slightly exceeded the carrying amount of the intangible assets as of March 31, 2009 and the Company concluded that the asset was not impaired as of that date. However, events and circumstances, primarily as of the fourth quarter of fiscal year 2010, required management to revise its earlier assumptions and estimates and such revisions resulted in the fiscal year 2010 impairments described above.

With respect to the asset groups at March 31, 2009, this asset group was reviewed for recoverability by comparing the asset’s carrying amounts to undiscounted expected future cash flows. Carrying values were determined to be fully recoverable, and no impairment loss was recognized. The recoverability analysis reflected the terms of the Consent Decree entered into with the FDA and the then expectation of when the Company would return to market certain or many of its approved products.

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

In September 2008, the Company acquired assets from the pharmaceutical division of LycoRed Natural Products Industries Ltd. (“LycoRed”), an Israeli company. Under the terms of the asset purchase agreement, the Company paid $3,000 for tangible assets and an assembled workforce. The acquirer of these assets is Nesher Solutions Ltd., an Israeli entity that is 100% owned by Nesher Solutions USA, Inc., a wholly-owned KV company. The purpose of the acquisition was to expand the Company’s expertise in the area of controlled-release products as well as enhance its generic pipeline development capacity. The results of operations are included in the consolidated statement of operations since the date of acquisition.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except per share data)

The Original Gestiva Agreement provided for, among other things, the following:

•

The Company would acquire the U.S. and worldwide royalty free, exclusive rights to Gestiva™ (17-alpha hydroxyprogesterone caproate) and certain related assets (the “Purchased Assets”) upon approval of the pending New Drug Application for Gestiva™ (the “Gestiva NDA”) under review by the FDA.

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

•

A $7,500 cash payment (the “Initial Purchase Price”) on the initial closing date. The Company made such payment in February 2008 which was recorded as in-process research and development expense in the consolidated statement of operations.

•

A $2,000 cash payment (the “NDA Milestone Payment”) upon receipt by Hologic of an acknowledgement from the FDA that Hologic’s response to the FDA’s October 20, 2006 “approvable” letter was sufficient for the FDA to proceed with its review of the Gestiva NDA. The Company made such payment in May 2008 which was recorded as in-process research and development expense in the consolidated statement of operations.

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

•

A $70,000 cash payment (the “Amendment Payment”) upon execution of the Gestiva Amendment. The Company made such payment on January 8, 2010 which was recorded as in-process research and development expense in the consolidated statement of operations.

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

•

The Amended Gestiva Agreement also provides that the Company is obligated to reimburse to Hologic on a monthly basis, subject to the conditions and approval processes set forth in the Amended Gestiva Agreement, all out-of-pocket expenses incurred by Hologic in connection with (1) seeking to obtain or obtaining FDA approval of the Gestiva NDA, (2) contracts relating to any pre-clinical or clinical trials involving Gestiva™, (3) the research, development, regulatory approval, manufacture, distribution, marketing, sale and promotion of Gestiva™, including costs associated with making product improvements, and (4) certain other matters as set forth in the Amended Gestiva Agreement.

Hologic informed the Company in January 2009 that the FDA, in a Complete Response letter, (1) indicated it would not approve Gestiva™ until additional data and information are submitted to and accepted by the FDA and (2) requested Hologic to initiate a confirmatory clinical study and enroll a certain number of patients. In July 2010, Hologic informed the Company that a resubmission to the FDA’s Complete Response action letter received in January 2009 had been submitted for Gestiva™ (hydroxyprogesterone caproate injection), 250 mg/mL. If approved, Gestiva™, commonly referred to as “17P,” would be the first and only FDA-approved drug for the prevention of preterm birth in women who are pregnant with a single baby and have spontaneously delivered a single baby preterm in the past. Subsequent to the July 2010 Complete Response submission, the FDA confirmed to Hologic that the submission was complete and therefore accepted. Furthermore, the FDA provided an action date of January 13, 2011.

In May 2007, the Company acquired the U.S. marketing rights to Evamist™, a transdermal estrogen therapy, from VIVUS, Inc. Under the terms of the asset purchase agreement for Evamist, the Company paid $10,000 in cash at closing and agreed to make an additional cash payment of $141,500 upon final approval of the product by the FDA. The agreement also provides for two future payments upon achievement of certain net sales milestones. If Evamist™ achieves $100,000 of net sales in a fiscal year, a one-time payment of $10,000 will be made, and if net sales levels reach $200,000 in a fiscal year, a one-time payment of up to $20,000 will be made. Because the product had not obtained FDA approval when the initial payment was made at closing, the Company recorded $10,000 of in-process research and development expense during the three months ended June 30, 2007. In July 2007, FDA approval for Evamist™ was received and a payment of $141,500 was made to VIVUS, Inc. The final purchase price allocation completed during the fiscal year ended March 31, 2009, resulted in estimated identifiable intangible assets of $44,078 for product rights; $12,774 for trademark rights; $82,542 for rights under a sublicense agreement; and, $2,106 for a covenant not to compete. Upon FDA approval in July 2007, the Company began amortizing the product rights, trademark rights and rights under the sublicense agreement over 15 years and the covenant not to compete over nine years. As no net sales milestones have yet been met, no additional payments have been made. Evamist net sales were approximately $8,800 and $2,600 in fiscal years 2010 and 2009, respectively. See Note 4—“Restructuring and Impairment Charges.”

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except per share data)

6.	Investment Securities

The carrying amount of available-for-sale securities and their approximate fair values at March 31, 2010 and 2009 were as follows:

	March 31, 2010
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Non-current auction rate securities	$62,949	2,916	—	$65,865

	March 31, 2009
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Non-current auction rate securities	$63,752	2,219	—	$65,971

At March 31, 2008 the Company had short-term marketable securities that were recorded at fair value based on quoted market prices using the specific identification method and consisted of mutual funds comprised of U.S. government investments. During the fiscal year ended March 31, 2009, a realized loss of $86 was recognized upon sale of these securities.

At March 31, 2010 and 2009, the Company had $71,550 and $72,800, respectively, of principal invested in ARS. These securities all have a maturity in excess of 10 years. The Company’s investments in ARS primarily represent interests in collateralized debt obligations supported by pools of student loans, the principal of which is guaranteed by the U.S. Government. ARS backed by student loans are viewed as having low default risk and therefore very low risk of credit downgrade. The ARS held by the Company are AAA-rated securities with long-term nominal maturities for which the interest rates are reset through a Dutch auction process that occurs at pre-determined intervals of up to 35 days. The auctions historically have provided a liquid market for these securities.

With the liquidity issues experienced in global credit and capital markets, the ARS held by the Company at March 31, 2010 and 2009 experienced multiple failed auctions beginning in February 2008 as the amount of securities submitted for sale exceeded the amount of purchase orders. Given the failed auctions, the Company’s ARS are illiquid until a successful auction for them occurs. Accordingly, the $65,865 and $65,971 of ARS at March 31, 2010 and 2009, respectively, were classified as non-current assets and are included in the line item “Investment securities” in the accompanying Consolidated Balance Sheets.

In November 2008, the Company accepted a settlement offer from Bank of America for the $10,000 ARS held in an account with them. The Company’s acceptance of the offer from Bank of America entitled the Company to receive benefits from an enforceable settlement agreement which met the definition of a firm commitment. The enforceability of the agreement resulted in a put option that the Company recognized as a free standing asset separate from the ARS. Upon acceptance of the offer from Bank of America, the Company recorded $1,335 as the fair value of the put option asset with a corresponding credit recognized in current-period earnings. Because the put option was a separate free standing asset, the related ARS continued to be accounted for separately. The Company had previously concluded that impairment on this security was temporary because of the Company’s positive intent and ability to hold this security until its forecasted recovery. However, upon exercise of the put option, this assertion was no longer valid for this security. As a result, the Company concluded that this security became other-than-temporarily impaired during November 2008 and recorded a loss of $1,335 into current period earnings.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except per share data)

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

In accordance with authoritative guidance ASC 860, Transfers and Servicing, the Company accounted for the ARS transfer to CGMI, including the two-year option to reacquire the ARS, as a secured borrowing with pledge of collateral. The transfer of the ARS to CGMI does not meet all of the conditions set forth in ASC 860 in order to be accounted for as a sale. As a secured borrowing with pledge of collateral, the Company was required to record a short-term liability (“collateralized borrowing”) as of March 31, 2010 for the ARS sale proceeds, representing a borrowing of cash from CGMI (see Note 13—“Long-Term Debt”). The ARS have been transferred to CGMI and serve as a pledge of collateral under this borrowing. The Company shall continue to carry the ARS as an asset in the accompanying Consolidated Balance Sheets, and it will continue to adjust to the ARS’ fair value on a quarterly basis (see Note 7—“Fair Value Measures”). In the event any ARS are redeemed prior to the expiration of the option, the Company will account for the redemptions as a sale pursuant to ASC 860.

The Company faces significant liquidity concerns as discussed in Note 3—“Going Concern and Liquidity Considerations.” As a result, the Company determined in fiscal year 2009 that it could no longer support its previous assertion that it had the ability to hold impaired securities until their forecasted recovery. Accordingly, the Company concluded that the ARS became other-than-temporarily impaired during December 2008 and recorded a $9,122 loss into earnings during the three months ended December 31, 2008. This adjustment reduced the carrying value of the ARS to $63,678 at December 31, 2008. The estimated fair value of the Company’s ARS holdings at March 31, 2009 was $65,971. The Company recorded discount accretion of $74 on the carrying value of ARS and recorded the $2,219 difference between the fair value and carrying value of the ARS at March 31, 2009 in accumulated other comprehensive income as an unrealized gain of $1,415, net of tax.

The estimated fair value of the Company’s ARS holdings at March 31, 2010 was $65,865. The Company recorded discount accretion of $292 on the carrying value of ARS and recorded the $2,916 difference between the fair value of the Company’s ARS at March 31, 2010 in accumulated other comprehensive income as an unrealized gain of $1,846, net of tax.

Since the transfer of the ARS to CGMI on January 21, 2010, $500 of ARS were redeemed in the quarter ended March 31, 2010. The Company received from CGMI cash proceeds in the amount of $59, representing the difference between the principal amount of the securities redeemed and the price in which they were sold to CGMI. The Company also recorded a gain in the Consolidated Statement of Operations for the year ended March 31, 2010 in the amount of $60, representing the difference between the principal amount of the securities redeemed and their carrying value prior to redemption.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except per share data)

7.	Fair Value Measures

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

The following tables present the Company’s fair value hierarchy as of March 31, 2010 and 2009 for those financial assets measured at fair value on a recurring basis (see Note 4—“Restructuring and Impairment Charges”):

	Fair Value Measurements at March 31, 2010
	Total	Level 1	Level 2	Level 3
Non-current ARS	$65,865	$—	$—	$65,865

	Fair Value Measurements at March 31, 2009
	Total	Level 1	Level 2	Level 3
Non-current ARS	$65,971	$—	$—	$65,971

The Company’s investments in non-current ARS primarily represent interests in collateralized debt obligations supported by pools of student loans, the principal of which is guaranteed by the U.S. Government. The ARS held by the Company are AAA-rated securities with long-term nominal maturities for which the interest rates are reset through a Dutch auction process that occurs at pre-determined intervals of up to 35 days. Due to the lack of observable market quotes and an illiquid market for the Company’s ARS portfolio that existed as of March 31, 2010, the Company utilized a valuation model that relied exclusively on Level 3 inputs, including those that are based on expected cash flow streams and collateral values (see Note 6—“Investment Securities”).

The contingent interest feature of the $200,000 principal amount of Contingent Convertible Subordinated Notes (see Note13—“Long-Term Debt”) meets the criteria of and qualifies as an embedded derivative. Although this feature represents an embedded derivative financial instrument, based on its de minimis value at the time of issuance and at March 31, 2010, no value has been assigned to this embedded derivative.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except per share data)

The following table presents the changes in fair value for financial assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

Non-Current ARS (Level 3)

	2010	2009
Balance at beginning of year	$65,971	$81,516
Realized losses resulting from ARS being deemed other-than-temporarily impaired	—	(10,457)
Unrealized gains included in other comprehensive income	696	4,603
Accretion of investment impairment	292	74
Sales of ARS securities	(1,094)	(9,765)

Balance at end of year	$65,865	$65,971

8.	Inventories

Inventories, net of reserves, as of March 31 consisted of:

	2010	2009
Raw materials	$5,019	$20,208
Finished goods	465	1,978

	$5,484	$22,186

Reserves for obsolete inventory are deducted from the related inventory balances. The activity in the Company’s reserve for obsolete inventory is summarized as follows:

	2010	2009	2008
Balance at beginning of year	$51,974	$19,948	$12,385
Provisions for obsolete inventory	20,155	74,212	18,849
Amounts charged against reserves	(27,961)	(42,186)	(11,286)

Balance at end of year	$44,168	$51,974	$19,948

Inventories included $0 and $2,304 of raw materials as of March 31, 2010 and 2009, respectively, that will be used in research and development activities.

The Company ceased all manufacturing activities during the fourth quarter of fiscal year 2009, and its net revenues are limited to sales of products manufactured by third parties. Additionally, all costs associated with the Company’s manufacturing operations are recognized directly into cost of sales rather than capitalized into inventory.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except per share data)

9.	Property and Equipment

Property and equipment as of March 31 consisted of:

	2010	2009
Buildings and building improvements	$100,093	$121,268
Machinery and equipment	66,144	89,015
Office furniture and equipment	35,487	35,379
Leasehold improvements	22,352	22,316
Land and improvements	6,253	6,253
Construction-in-process	920	3,815
Property and equipment held for sale	3,902	8,619

	235,151	286,665
Less accumulated depreciation	(112,241)	(98,453)

Net property and equipment	$122,910	$188,212

Capital additions to property and equipment were $10,198 (includes PDI capital additions), $23,633 and $24,159 for the fiscal years ended March 31, 2010, 2009 and 2008, respectively. Depreciation of property and equipment was $19,022, $20,423 and $18,824 for the fiscal years ended March 31, 2010, 2009 and 2008, respectively.

The Company recorded a reserve in the amount of $1,880 for the fiscal year ended March 31, 2009 primarily relating to the impairment of property and equipment held for sale. The related loss provision is recorded as selling and administrative expense in the consolidated statement of operations.

Property and equipment projects classified as construction-in-progress at March 31, 2010 are projected to be completed during the next 12 months.

The Company evaluates its property and equipment for impairment whenever events or changes in circumstances indicate an asset’s carrying amount may not be recoverable. Because of the previously described triggering events that occurred in the fourth quarter of fiscal year 2010, the Company completed an evaluation of its property and equipment. Based upon the Company’s analysis, it was determined that certain property and equipment was impaired for the year ended March 31, 2010 and the Company recorded an impairment charge of $46,552 related to its manufacturing, distribution, and packaging assets MD&P as described in Note 4—“Restructuring and Impairment Charges”.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except per share data)

10.	Intangible Assets

Intangible assets as of March 31 consisted of:

	2010			2009
	Gross Carrying Amount (a)	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Product rights acquired:
Micro-K®	$36,140	$(19,952)	$16,188	$36,140	$(18,145)	$17,995
Evamist™	21,175	(7,876)	13,299	44,078	(4,937)	39,141
Trademarks acquired:
Evamist™	5,082	(2,283)	2,799	12,774	(1,431)	11,343
License agreements:
Evamist™	35,648	(14,748)	20,900	82,542	(9,245)	73,297
Other	—	—	—	375	—	375
Covenants not to compete:
Evamist™	627	(627)	—	2,106	(393)	1,713
Trademarks and patents	1,308	(1,308)	—	5,129	(1,135)	3,994
Other	691	(216)	475	612	(71)	541

Total intangible assets	$100,671	$(47,010)	$53,661	$183,756	$(35,357)	$148,399

(a)	Gross Carrying Amount is shown net of impairment charges.

As of March 31, 2010, the Company’s intangible assets have a weighted average useful life of approximately 16 years. Also, as of March 31, 2010, the Company’s product rights acquired, trademark rights acquired, license agreements, covenants not to compete, trademarks and patents, and other intangible assets have weighted average useful lives of approximately 17 years, 15 years, 15 years, 9 years, 13 years, and 5 years, respectively. Amortization of intangible assets was $12,155, $14,221 and $11,491 for the fiscal years ended March 31, 2010, 2009 and 2008, respectively.

The Company evaluates its intangible assets for impairment whenever events or changes in circumstances indicate an intangible asset’s carrying amount may not be recoverable. As more fully described in Note 4—“Restructuring and Impairment Charges”, as a result of triggering events and related impairment assessments, the Company recorded intangible asset impairment charges of $82,258 and $36,618 in fiscal years 2010 and 2009, respectively.

Assuming no other additions, disposals or adjustments are made to the carrying values and/or useful lives of the intangible assets, annual amortization expense on product rights, trademarks acquired and other intangible assets is estimated to be approximately $6,243 in each of the five succeeding fiscal years.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except per share data)

11.	Other Assets

Other assets as of March 31 consisted of:

	2010	2009
Prepaid and other	$5	$558
Life insurance receivable	4,195	2,012
Preferred stock investments and accrued dividends	7,650	11,992
Deferred financing costs, net	251	273
Deposits	5,019	7,895

Other assets	$17,120	$22,730

See Note 2—“Summary of Significant Accounting Policies” and Note 15—“Commitments and Contingencies” for description of preferred stock investments and accrued dividends.

12.	Accrued Liabilities

Accrued liabilities as of March 31 consisted of:

	2010	2009
Salaries, wages, incentives and benefits	$6,794	$9,161
Accrued severance	6,243	10,002
Accrued interest payable	2,190	2,174
Professional fees	4,805	11,226
Stock option deposits	197	993
Failure to supply claims	12,300	17,101
Product recalls	4,608	50,745
Accrued litigation and governmental inquiries	12,471	18,473
Medicaid rebates	3,558	6,312
Sales returns	8,560	12,009
Sales rebates	1,838	8,264
Other	5,226	6,226

	$68,790	$152,686

The liability for product recalls includes the impact of products expected to be returned, the estimated unpaid cost of processing fees and other administrative expenses associated with the recalls. The estimated liability for product returns related to recalls was based on estimated and actual customer inventory levels and actual contract pricing.

Accrued litigation and governmental inquiries consists of settlement obligations as well as loss contingencies recognized by the Company because settlement was determined to be probable and the related payouts were reasonably estimable. For the fiscal year ended March 31, 2010, the Company recorded litigation expense in the amount of $15,024 for certain cases. For the fiscal year ended March 31, 2009, the Company recorded litigation expense in the amount of $49,732, $6,536 of which was recorded for certain multi-defendant cases alleging that the Company reported improper or fraudulent pharmaceutical pricing information under the Medicaid rebate program (see Note 15—“Commitments and Contingencies”). Also, in fiscal year ended March 31, 2009, the Company recorded litigation and governmental inquiries expense in the amount of $14,364

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except per share data)

for product liability actions related to the voluntary product recalls initiated by the Company in calendar year 2008 and early 2009 and alleged damages as a result of the ingestion of purportedly oversized tablets allegedly distributed by the Company (see Note 15—“Commitments and Contingencies”). Of the remaining product liability at March 31, 2010, $6,892 was recorded in accrued liabilities and $4,391 was recorded in other long-term liabilities.

In May 2009, the Company entered into a global confidential settlement agreement with Axcan to dismiss a suit Axcan filed against the Company in June 2007 (see Note 15—“Commitments and Contingencies”). The settlement agreement required the Company to pay Axcan in three installments, $3,500 of which was paid in May 2009. Subsequent to May 2009, the original agreement with Axcan was revised and the Company made a payment of $1,950 to settle the remaining two payments due to Axcan. At March 31, 2009, the Company recorded a settlement liability of $5,450 in accrued liabilities.

Pursuant to the plea agreement with the U.S. Department of Justice, the Company agreed to pay criminal fines, restitution to the Medicare and Medicaid programs and an administrative forfeiture in the aggregate amount of $27,569 (see Note 15—“Commitments and Contingencies”). In the fiscal year ended March 31, 2009, the Company recorded litigation and governmental inquiries expense of $23,623 for the present value of the administrative forfeiture and five expected installment payments related to the criminal fines and reduced net revenues by $2,275 for the restitution payments owed to the Medicare and Medicaid programs. In the fiscal years ended March 31, 2010 and 2009, the Company recorded $401 and $299, respectively, of interest accretion expense representing the difference between the present value and the undiscounted amount of the fines and penalties, which is recognized ratably over the period during which payments are due and payable pursuant to the plea agreement. At March 31, 2010, $2,793 of the aggregate plea agreement amount was recorded in accrued liabilities and $19,126 was recorded in other long-term liabilities. In addition, long-term liabilities includes $7,827 related to long-term tax liabilities, $5,803 for CEO life insurance, and $13,250 for other legal matters.

13.	Long-Term Debt

Long-term debt as of March 31 consisted of:

	2010	2009
Convertible notes	$200,000	$200,000
Building mortgages	35,288	37,432
Collateralized borrowing	61,224	—
Software financing arrangement	558	1,117

	297,100	238,549
Less current portion	(63,926)	(37,824)

	$233,174	$200,725

In May 2003, the Company issued $200,000 principal amount of 2.5% Contingent Convertible Subordinated Notes (the “Notes”) that are convertible, under certain circumstances, into shares of Class A Common Stock at an initial conversion price of $23.01 per share. The Notes, which mature on May 16, 2033, bear interest that is payable on May 16 and November 16 of each year at a rate of 2.50% per annum. The Company also is obligated to pay contingent interest at a rate equal to 0.5% per annum during any six-month period from May 16 to November 15 and from November 16 to May 15, with the initial six-month period commencing May 16, 2006, if the average trading price of the Notes per $1,000 principal amount for the five trading day period ending on the third trading day immediately preceding the first day of the applicable six-month period equals $1,200 or more. In November 2007, the average trading price of the Notes reached the threshold for the five-day trading period that resulted in the payment of contingent interest and for the period from November 16, 2007 to May 15, 2008

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except per share data)

the Notes paid interest at a rate of 3.00% per annum. In May 2008, the average trading price of the Notes fell below the contingent interest threshold for the five-day trading period and beginning May 16, 2008 the Notes began to pay interest at a rate of 2.50% per annum, which is the current rate as of March 31, 2010.

The Company may redeem some or all of the Notes at any time, at a redemption price, payable in cash, of 100% of the principal amount of the Notes, plus accrued and unpaid interest, including contingent interest, if any. Holders may require the Company to repurchase all or a portion of their Notes on May 16, 2008, 2013, 2018, 2023 and 2028 or upon a change in control, as defined in the indenture governing the Notes, at a purchase price, payable in cash, of 100% of the principal amount of the Notes, plus accrued and unpaid interest, including contingent interest, if any. Holders had the right to require the Company to repurchase all or a portion of their Notes on May 16, 2008 and, accordingly, the Company classified the Notes as a current liability as of March 31, 2008. Since no holders required the Company to repurchase all or a portion of their Notes on this date and because the next occasion holders may require the Company to repurchase all or a portion of their Notes is May 16, 2013, the Notes were classified as a long-term liability as of March 31, 2010 and 2009. The Notes are subordinate to all of the Company’s existing and future senior obligations.

The Notes are convertible, at the holders’ option, into shares of the Company’s Class A Common Stock prior to the maturity date under the following circumstances:

•

during any future quarter , if the closing sale price of the Company’s Class A Common Stock over a specified number of trading days during the previous quarter is more than 120% of the conversion price of the Notes on the last trading day of the previous quarter. The Notes are initially convertible at a conversion price of $23.01 per share, which is equal to a conversion rate of approximately 43.4594 shares per $1,000 principal amount of Notes;

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

In March 2006, the Company entered into a $43,000 mortgage loan arrangement with one of its primary lenders, in part, to refinance $9,859 of existing mortgages. The $32,764 of net proceeds the Company received from the mortgage loan was used for working capital and general corporate purposes. The mortgage loan, which is secured by three of the Company’s buildings, bears interest at a rate of 5.91% and matures on April 1, 2021. The Company is current in all its financial payment obligations under the mortgage loan arrangement. However,

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except per share data)

at March 31, 2009 and 2010, the Company was not in compliance with one or more of the requirements of the mortgage loan documentation. At March 31, 2009, the entire amount outstanding under the mortgage was classified as a current liability. On August 5, 2010, the Company obtained a waiver for the provisions of the mortgage loan documentation that it was not in compliance with (see Note 25—“Subsequent Events”). Accordingly, the portion of the mortgage not payable in the 12 months subsequent to March 31, 2010 was classified as a long-term liability as of March 31, 2010.

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

In accordance with authoritative guidance ASC 860, Transfers and Servicing, the Company accounted for the ARS transfer to CGMI, including the two-year option to reacquire the ARS, as a secured borrowing with pledge of collateral. The transfer of the ARS to CGMI does not meet all of the conditions set forth in ASC 860 in order to be accounted for as a sale. As a secured borrowing with pledge of collateral, the Company was required to record a short-term liability (“collateralized borrowing”) as of March 31, 2010 for the ARS sale proceeds, representing a borrowing of cash from CGMI. The ARS have been transferred to CGMI and serve as a pledge of collateral under this borrowing. The Company shall continue to carry the ARS as an asset in the accompanying Consolidated Balance Sheets, and it will continue to adjust to the ARS’ fair value on a quarterly basis (see Note 7—“Fair Value Measures”). In the event any ARS are redeemed prior to the expiration of the option, the Company will account for the redemptions as a sale pursuant to ASC 860. Through March 31, 2010, $500 par value of ARS ($439 at CGMI purchase cost) were redeemed.

In June 2007, the Company entered into an installment payment agreement with a financial institution for the purchase of software products and the right to receive consulting or other services from the seller. Upon delivery of the products and services, the financial institution will pay the seller amounts owed for the software products and services. As a result, the Company recorded debt in the amount of $1,733 which is paid ratably over 16 consecutive quarters to the financial institution. In August 2007, the Company entered into another agreement with the same financial institution for the payment of additional consulting services that will be provided on a time and material basis. In exchange for the institution paying the seller for fees owed, the Company recorded additional debt in the amount of $306 which is paid to the financial institution ratably over 16 consecutive quarters. The two installment payment agreements were discounted using an imputed annual interest rate that approximated the Company’s borrowing rate for similar debt instruments at the time of the borrowings.

In June 2006, the Company entered into a credit agreement with ten banks that provided for a revolving line of credit for borrowing up to $320,000. This credit facility also included a provision for increasing the revolving commitment, at the lenders’ sole discretion, by up to an additional $50,000. The credit agreement was unsecured unless the Company, under certain specified circumstances, utilized the facility to redeem part or all of its outstanding Notes. Interest was charged under the credit facility at the lower of the prime rate or LIBOR plus 62.5 to 150 basis points, depending on the ratio of senior debt to EBITDA. The credit facility had a five-year term expiring in June 2011. The credit agreement contained financial covenants that imposed limits on dividend payments, required minimum equity, a maximum senior leverage ratio and a minimum fixed charge coverage ratio. In February 2009, the Company repaid $30,000 of borrowings outstanding under the credit facility and deposited $10,900 with Bank of America to support certain letters of credit that were outstanding at March 31,

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except per share data)

2009. Subsequent to paying off the outstanding credit line in February 2009, the Company was notified by its lenders that the credit agreement had been terminated. As a result of the termination, the Company wrote off $266 of unamortized deferred financing costs associated with the revolving line of credit during the fiscal year ended March 31, 2009.

The aggregate scheduled maturities of long-term debt (as adjusted by the August 2010 Waiver Letter) as of March 31, 2010 were as follows:

Due in one year	$63,926
Due in two years	2,574
Due in three years	2,565
Due in four years	202,723
Due in five years	2,890
Thereafter	22,422

$297,100

The Company paid interest of $7,263, $9,115 and $8,758 for the fiscal years ended March 31, 2010, 2009 and 2008, respectively.

14.	Taxable Industrial Revenue Bonds

In December 2005, the Company entered into a financing arrangement with St. Louis County, Missouri related to expansion of its operations in St. Louis County. Up to $135,500 of industrial revenue bonds could have been issued to the Company by St. Louis County relative to capital improvements made through December 31, 2009. This agreement provides that 50% of the real and personal property taxes on up to $135,500 of capital improvements will be abated for a period of ten years subsequent to the property being placed in service. Industrial revenue bonds totaling $129,907 were outstanding at March 31, 2010. The industrial revenue bonds are issued by St. Louis County to the Company upon its payment of qualifying costs of capital improvements, which are then leased by the Company through December 1, 2019, unless earlier terminated. The Company has the option at any time to discontinue the arrangement and regain full title to the abated property. The industrial revenue bonds bear interest at 4.25% per annum and are payable as to principal and interest concurrently with payments due under the terms of the lease. The Company has classified the leased assets as property and equipment and has established a capital lease obligation equal to the outstanding principal balance of the industrial revenue bonds. Lease payments may be made by tendering an equivalent portion of the industrial revenue bonds. As the capital lease payments to St. Louis County may be satisfied by tendering industrial revenue bonds (which is the Company’s intention), the capital lease obligation, industrial revenue bonds and related interest expense and interest income, respectively, have been offset for presentation purposes in the consolidated financial statements.

15.	Commitments and Contingencies

Leases

The Company leases manufacturing, office and warehouse facilities, equipment and automobiles under operating leases expiring through fiscal year 2023. Total rent expense for the fiscal years ended March 31, 2010, 2009 and 2008 was $2,979, $5,101 and $4,418, respectively.

Facility leases with free rent periods or rent escalation clauses are expensed on a straight-line basis over the life of the lease commencing at lease inception.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except per share data)

Future minimum lease commitments under non-cancelable operating leases are as follows:

2011	$1,702
2012	1,483
2013	952
2014	394
2015	335
Thereafter	559

$5,425

Contingencies

The Company is currently subject to legal proceedings and claims that have arisen in the ordinary course of business. While the Company is not presently able to determine the potential liability, if any, related to such matters, the Company believes the matters it currently faces, individually or in the aggregate, could have a material adverse effect on its financial condition or operations or liquidity.

The Company has licensed the exclusive rights to co-develop and market various generic equivalent products with other drug delivery companies. These collaboration agreements require the Company to make up-front and ongoing payments as development milestones are attained. If all milestones remaining under these agreements were reached, payments by the Company could total up to $350.

On January 8, 2010, the Company and Hologic entered into an amendment to the original Gestiva™ asset purchase agreement. See Note 5—“Acquisitions” for more information about the Amended Agreement.

On December 5, 2008, the Board terminated the employment agreement of Marc S. Hermelin, the Chief Executive Officer of the Company at that time, “for cause” (as that term is defined in such employment agreement). In addition, the Board removed Mr. M. Hermelin as Chairman of the Board and as the Chief Executive Officer, effective December 5, 2008. In accordance with the termination provisions of his employment agreement, the Company determined that Mr. M. Hermelin would not be entitled to any severance benefits. In addition, as a result of Mr. M. Hermelin’s termination “for cause,” the Company determined it was no longer obligated for the retirement benefits specified in the employment agreement. However, Mr. M. Hermelin informed the Company that he believed he effectively retired from his employment with the Company prior to the termination of his employment agreement on December 5, 2008 by the Board. If it is determined that Mr. M. Hermelin did effectively retire prior to December 5, 2008, the actuarially determined present value of the retirement benefits due to him would total $36,900. On November 10, 2010, Mr. M. Hermelin voluntarily resigned as a member of the Board.

Litigation and Governmental Inquiries

Resolution of one or more of the matters described below could have a material adverse effect on the Company’s results of operations, financial condition or liquidity. The Company intends to vigorously defend its interests in the matters described below while cooperating in governmental inquiries.

Accrued litigation consists of settlement obligations as well as loss contingencies recognized by the Company because settlement was determined to be probable and the related payouts were reasonably estimable.

The Company and its subsidiaries DrugTech Corporation and Ther-Rx Corporation were named as defendants in a declaratory judgment case filed in the U.S. District Court for the District of Delaware by Lannett

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except per share data)

Company, Inc. on June 6, 2008 and styled Lannett Company Inc. v. KV Pharmaceuticals et al. The action sought a declaratory judgment of patent invalidity, patent non-infringement, and patent unenforceability for inequitable conduct with respect to five patents owned by, and two patents licensed to, the Company or its subsidiaries and pertaining to the PrimaCare ONE® product marketed by Ther-Rx Corporation; unfair competition; deceptive trade practices; and antitrust violations. On June 17, 2008, the Company filed suit against Lannett in the form of a counterclaim, asserting infringement of three of the Company’s patents, infringement of its trademarks (PrimaCare® and PrimaCare ONE®), and various other claims. On March 23, 2009 a Consent Judgment was entered by the U.S. District Court of Delaware, in which the patents were not found invalid or unenforceable, and the manufacture, sale, use, importation, and offer for sale of the Lannett Products Multivitamin with Minerals and OB-Natal ONE was found to infringe the patents. Judgment was also entered in favor of the Company on its claim for trademark infringement based on Lannett’s marketing of Multivitamin with Minerals in bottles. Unless permitted by license, Lannett, its officers, directors, agents, and others in active concert and participation with them are permanently enjoined and restrained from infringing on these patents during the terms of such patents, by making, using, selling, offering for sale, or importing the products or mere colorable variations thereof; and unless permitted by license, Lannett is permanently enjoined and restrained from infringing the trademark PrimaCare ONE. All other claims and counterclaims have been dismissed with prejudice. On March 17, 2009, the Company and Lannett entered into a settlement and license agreement pursuant to which Lannett may continue to market its prenatal products under the Company’s U.S. Patent Nos. 6,258,846 (the “846 Patent”), 6,576,666 (the “666 Patent”) and 7,112,609 (the “609 Patent”) until the later of (1) October 17, 2009, or (2) 45 days after the Company notifies Lannett in writing that the Company has received regulatory approval to return PrimaCare ONE or a successor product to the market or that the Company has entered into an agreement with a third-party that intends to introduce a product under the PrimaCare marks evidenced by U.S. Trademark Registrations 2,582,817 and 3,414,475. In consideration for the foregoing, Lannett has agreed to pay the Company a royalty fee equal to (1) 20% of Lannett’s net sales of its prenatal products using the license set forth in the settlement and license agreement on or before October 17, 2009 and (2) 15% of such net sales after October 17, 2009. On May 27, 2010, Lannett filed suit against the Company and its subsidiaries alleging breach of the binding agreement and settlement reached on March 17, 2009. On June 30, 2010, the Company, Drug Tech and Ther-Rx filed a Motion for Summary Judgment Dismissing Lannett’s Complaint and Summary Judgment on Counterclaims for Breach of Contract. On December 15, 2010, the parties entered into a Settlement Agreement pursuant to which Lannett agreed to pay the Company $850 for all royalties owed by Lannett to the Company, the license previously granted by the Company to Lannett would cease on January 1, 2011, and Lannett and its affiliates would cease making, using or selling products covered by the licensed patents, and following receipt of the payment, the lawsuit would be dismissed.

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

The Company was named as a defendant in three patent infringement cases brought by Purdue Pharma L.P., The P.F. Laboratories, Inc. and Purdue Pharmaceuticals L.P. (collectively “Purdue”). On January 16, 2007, after the Company filed an ANDA with the FDA seeking permission to market generic versions of the 10-mg, 20-mg, 40-mg and 80-mg dosage strengths of OxyContin®, a controlled-release oxycodone product marketed and sold under NDA No. 20-553 (“OxyContin®”), in extended-release tablet form, Purdue filed a lawsuit in the U.S. District Court for the District of Delaware against the Company and an unrelated third-party for patent infringement under the provisions of Hatch-Waxman Act with respect to three Purdue patents. In the Company’s Paragraph IV certification set forth in the Company’s ANDA, the Company contended that Purdue’s patents were invalid, unenforceable, or would not be infringed by the Company’s proposed generic versions of OxyContin®. On February 12, 2007, Purdue filed a second patent infringement lawsuit against the Company in the same court, asserting patent infringement under the same three patents with respect to the Company’s filing of an amendment to its ANDA to sell a generic equivalent of Purdue’s OxyContin®, 30-mg and 60-mg dosage strengths, product. On June 6, 2007, Purdue filed a third patent infringement lawsuit against the Company in the U.S. District Court for the Southern District of New York (the “NY District Court”), asserting infringement under the same three Purdue patents with respect to the Company’s filing of an amendment to its ANDA to sell a generic equivalent of Purdue’s OxyContin®, 15-mg dosage strength, product. The two lawsuits filed in federal court in Delaware were transferred to the NY District Court for multi-district litigation purposes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except per share data)

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

Pursuant to the Settlement Agreement, the Company and Purdue agreed to a complete settlement of Civil Actions No. 07 Civ. 3972, 07 Civ. 3973 and 07 Civ. 4810 (SHS) in the NY District Court regarding, among other things, the validity and enforceability of United States Patents Nos. 5,508,042 (the “‘042 Patent”), 5,226,331, 5,549,912 and 5,656,295 relating to OxyContin® (collectively, the “Purdue Patents”) as well as the alleged patent infringement by the Company. The Company has also agreed to no longer dispute, among other things, the validity, enforceability or infringement of the Purdue Patents and to make, use or sell generic versions of controlled-release oxycodone product, including OxyContin® that are described in the Company’s ANDA (the “Company Product”) only in accordance with the Patent License Agreement.

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

Pursuant to the Distribution Agreement, dated as of June 9, 2009, the Company was appointed, based on certain contingencies, as an authorized, non-exclusive distributor in the United States of certain generic versions of OxyContin® specified in the Distribution Agreement (the “Product”). The Company or Purdue may elect for the Distribution Agreement to become effective within a period of time specified in the Distribution Agreement, so long as the Company’s ANDA has not yet been approved by the FDA. The Company plans to take all actions reasonably necessary to obtain FDA approval of the Company’s ANDA as soon as reasonably practicable. On September 1, 2009, the Company elected for the Distribution Agreement to become effective as of September 1, 2009. Pursuant to the terms of the Distribution Agreement, Purdue provided the Company with a specified amount of the Product to be distributed by the Company on the terms set forth in the Distribution Agreement, and the Company paid Purdue a royalty fee and reimbursed Purdue the cost of manufacturing of the supplied Product.

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

The Company and its subsidiary Ther-Rx Corporation together with Albion International, Inc., were named as defendants in a patent infringement case filed in the U.S. District Court for the Southern District of Florida on August 29, 2008 and styled Breckenridge Pharmaceutical, Inc. v. KV Pharmaceutical Company, Ther-Rx Corporation and Albion International, Inc. Breckenridge sought a declaratory judgment of non-infringement and invalidity of the same patent in issue in the Eastern District of Missouri (described in the preceding paragraph). This case was transferred to the U.S. District Court for the Eastern District of Missouri on June 2, 2009. The parties in the KV Pharmaceutical et al. v. Breckenridge Pharmaceutical, Inc. and Breckenridge Pharmaceutical, Inc. v. KV Pharmaceutical Company, Ther-Rx Corporation and Albion International, Inc. matters entered into a Settlement Agreement, dated June 22, 2009. Under the terms of the Settlement Agreement, Breckenridge agreed to pay the Company a total of $1,000, payable in nine monthly payments beginning July 1, 2009, with the final payment due on March 1, 2010.

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

The Company and ETHEX were named as defendants in a case brought by Axcan ScandiPharm, Inc. and styled Axcan ScandiPharm, Inc. v. ETHEX Corporation, et al., filed in U.S. District Court in Minnesota on June 1, 2007. In general, Axcan alleged that ETHEX’s comparative promotion of its Pangestyme™ UL12 and Pangestyme™ UL18 products to Axcan’s Ultrase® MT12 and Ultrase® MT18 products constituted false advertising and misleading statements under various federal and state laws, and constituted unfair and deceptive trade practices. The Company disagreed, and denied the material allegations of the complaint. Nonetheless, a confidential settlement agreement with Axcan was entered into on May 4, 2009 in which the Company agreed to grant undertakings to cease and refrain from future marketing of its Pangestyme UL product line and to the payment of a global confidential settlement, payable in three installments. The first installment payment of $3,500 was paid in May 2009. On February 5, 2010, the Company satisfied all remaining payments owed to Axcan by paying Axcan $1,950. All settlement costs related to this matter were recorded in fiscal year 2009.

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

The Company and/or ETHEX have been named as defendants in certain multi-defendant cases alleging that the defendants reported improper or fraudulent pharmaceutical pricing information, i.e., Average Wholesale Price, or AWP, and/or Wholesale Acquisition Cost, or WAC, information, which allegedly caused the governmental plaintiffs to incur excessive costs for pharmaceutical products under the Medicaid program. Cases of this type have been filed against the Company and/or ETHEX and other pharmaceutical manufacturer defendants by the States of Massachusetts, Alabama, Mississippi, Louisiana, Utah and Iowa, by New York City, and by approximately 45 counties in New York State. The State of Mississippi effectively voluntarily dismissed the Company and ETHEX without prejudice on October 5, 2006 by virtue of the State’s filing an Amended Complaint on such date that does not name either the Company or ETHEX as a defendant. On August 13, 2007 ETHEX settled the Massachusetts lawsuit and received a general release of liability with no admission of liability. On October 7, 2008, ETHEX settled the Alabama lawsuit for $2,000 and received a general release of liability with no admission of liability. On November 25, 2009, ETHEX settled the New York City and New York county cases (other than the Erie, Oswego and Schenectady County cases) for $3,000 and received a general release of liability. On February 23, 2010, ETHEX settled the Iowa lawsuit for $500 and received a general release of liability. On August 25, 2010, ETHEX settled the Erie, Oswego and Schenectady Counties lawsuit for $80 and received a general release of liability. On October 21, 2010, the Company received a subpoena from the Florida Office of Attorney General requesting information related to ETHEX Corporation’s pricing and marketing activities. The Company is currently complying with the State’s request for documents and pricing information. In November 2010, the Company and ETHEX were served with a complaint with respect to an AWP case filed by the State of Louisiana. The time to answer or respond to the complaint has not yet passed.

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

On December 12, 2008, by letter, the Company was notified by the staff of the SEC that it had commenced an informal inquiry to determine whether there have been violations of certain provisions of the federal securities laws. On November 23, 2010, by email, the Company was notified by the staff of the SEC that it had commenced an informal inquiry pertaining to potential insider trading and requesting information pertaining to an employee.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except per share data)

The Company is cooperating with the government and, among other things, has provided copies of requested documents and information.

As previously disclosed in our Annual Report on Form 10-K for fiscal year 2009, we, at the direction of a special committee of the Board of Directors that was in place prior to June 10, 2010, responded to requests for the information from the Office of the United States Attorney for the Eastern District of Missouri and FDA representatives working with that office. In connection therewith, on February 25, 2010, the Board, at the recommendation of the special committee, approved entering into a plea agreement subject to court approval with the Office of the United States Attorney for the Eastern District of Missouri and the Office of Consumer Litigation of the United States Department of Justice (referred to herein collectively as the “Department of Justice”).

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

Pursuant to the plea agreement, ETHEX agreed to pay a criminal fine in the amount of $23,437 in four installments. The first installment, in the amount of $2,344, was due within 10 days of sentencing. The second and third installments, each in the amount of $5,859, are due on December 15, 2010 and July 11, 2011, respectively. The fourth and final installment, in the amount of $9,375, is due on July 11, 2012. ETHEX also agreed to pay, within 10 days of sentencing, restitution to the Medicare and the Medicaid programs in the amounts of $1,762 and $573, respectively. In addition to the fine and restitution, ETHEX agreed not to contest an administrative forfeiture in the amount of $1,796, which was payable 45 days after sentencing and satisfies any and all forfeiture obligations ETHEX may have as a result of the guilty plea. In total, ETHEX agreed to pay fines, restitution and forfeiture in the aggregate amount of $27,569. On November 15, 2010, upon the motion of the Department of Justice, the court vacated the previous fine installment schedule and imposed a new fine installment schedule using the standard federal judgment rate of 0.22%, payable as follows:

Payment Amount	Interest Amount	Payment Due Date
$1,000,000	$—	December 15, 2010
1,000,000	1,097	June 15, 2011
1,000,000	2,200	December 15, 2011
2,000,000	6,606	June 15, 2012
4,000,000	17,624	December 15, 2012
5,000,000	27,515	June 15, 2013
7,093,644	46,861	December 15, 2013

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

In connection with the guilty plea by ETHEX, ETHEX was expected to be excluded from participation in federal healthcare programs, including Medicare and Medicaid. In addition, as a result of the guilty plea by ETHEX, HHS OIG had discretionary authority to also exclude the Company from participation in federal healthcare programs. However, the Company is in receipt of correspondence from the Office of the Inspector

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except per share data)

General of HHS stating that, absent any transfer of assets or operations that would trigger successor liability, HHS has no present intent to exercise its discretionary authority to exclude the Company as a result of the guilty plea by ETHEX.

In connection with the previously anticipated exclusion of ETHEX from participation in federal healthcare programs, the Company ceased operations of ETHEX on March 2, 2010. However, the Company has retained the ability to manufacture, market and distribute (once the requirements under the consent decree have been met) all generic products and is in possession of all intellectual property related to generic products, including all New Drug Applications and Abbreviated New Drug Applications.

On November 15, 2010, the Company entered into the Divestiture Agreement with HHS OIG under which the Company agreed to sell the assets and operations of ETHEX to unrelated third parties prior to April 28, 2011 and to file articles of dissolution with respect to ETHEX under Missouri law by such date. Following such filing, ETHEX may not engage in any new business other than for winding up its operations and will engage in a process provided under Missouri law to identify and resolve its liabilities over at least a two year period. Under the terms of the agreement, HHS OIG agreed not to exclude ETHEX from federal healthcare programs until April 28, 2011 and, upon completion of the sale of the ETHEX assets and of the filing of the articles of dissolution of ETHEX, the agreement will terminate. Civil monetary penalties and exclusion of ETHEX may occur if the Company fails to meet its April 28, 2011 deadline. The Company has also received a letter from HHS OIG advising it further that assuming that it has complied with all agreements deemed necessary by HHS OIG, ETHEX has filed its articles of dissolution, and ETHEX no longer has any ongoing assets or operations other than those required to conclude the winding up process under Missouri law, HHS OIG would not exclude ETHEX thereafter.

The Company currently does not anticipate that the voluntary guilty plea by ETHEX will have a material adverse effect on the Company’s efforts to comply with the requirements pursuant to the consent decree and to resume production and shipments of its approved products.

On November 10, 2010, Marc S. Hermelin voluntarily resigned as a member of the Board. The Company had been advised that HHS OIG notified Mr. Hermelin that he would be excluded from participating in federal healthcare programs effective November 18, 2010. In an effort to avoid adverse consequences to the Company, including a potential discretionary exclusion of the Company, and to enable it to secure its expanded financial agreement with U.S. Healthcare I, L.L.C. and U.S. Healthcare II, L.L.C., the Company, HHS OIG, Mr. Hermelin and his wife (solely with respect to her obligations thereunder, including as joint owner with Mr. Hermelin of certain shares of Company stock) entered into the Settlement Agreement under which Mr. Hermelin also resigned as trustee of all family trusts that hold KV stock, agreed to divest his personal ownership interests in the Company’s Class A Common and Class B Common stock (approximately 1.8 million shares, including shares held jointly with his wife) over an agreed upon period of time in accordance with a divestiture plan and schedule approved by HHS OIG, and agreed to refrain from voting stock under his personal control. In order to implement such agreement, Mr. Hermelin and his wife granted to an independent third party immediate irrevocable proxies and powers of attorney to divest their personal stock interests in the Company if Mr. Hermelin does not timely do so. The Settlement Agreement also required Mr. Hermelin to agree, for the duration of his exclusion, not to seek to influence or be involved with, in any manner, the governance, management, or operations of the Company.

As long as the parties comply with the Settlement Agreement, HHS OIG has agreed not to exercise its discretionary authority to exclude the Company from participation in federal health care programs, thereby allowing the Company and its subsidiaries (with the single exception of ETHEX, which is being dissolved pursuant to the Divestiture Agreement with HHS OIG) to continue to conduct business through all federal and state healthcare programs.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except per share data)

As a result of Mr. Hermelin’s resignation and the two agreements with HHS OIG, the Company believes that it has resolved its remaining issues with respect to HHS OIG and is positioned to continue to participate in Federal health care programs now and in the future.

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

On February 27, 2009, by letter, the Company was notified by the U.S. Department of Labor that it was conducting an investigation of the Company’s Fifth Restated Profit Sharing Plan and Trust, to determine whether such plan is conforming with the provisions of Title I of the Employee Retirement Income Security Act (“ERISA”) or any regulations or orders thereunder. The Company cooperated with the Department of Labor in its investigation and on August 27, 2009, the Department of Labor notified the Company it had completed a limited review and no further review was contemplated at that time. On July 7, 2010, by letter, the U.S. Department of Labor notified the Company it was again conducting a review of the Company’s Fifth Restated Profit Sharing Plan and Trust. The Company provided the requested documents and has heard nothing further.

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

The Complaint purports to state claims against the Company and certain current and former employees for alleged breach of fiduciary duties to participants in the Company’s 401(k) plan. Defendants, including the Company and certain of its directors and officers, moved to dismiss the amended complaint on August 25, 2009, and briefing of those motions was completed on October 19, 2009. The court granted the motion to dismiss of the Company and all individual defendants on March 24, 2010. A motion to alter or amend the judgment and second amended consolidated complaint was filed on April 21, 2010. The Company, on May 17, 2010, filed a Memorandum in Opposition to plaintiff’s motion to alter or amend the judgment and for leave to amend the consolidated complaint. On October 20, 2010, the Court denied plaintiffs’ motion to alter or amend the judgment and for leave to amend the complaint. Plaintiffs have requested mediation and the Company has agreed to this request.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except per share data)

On December 2, 2008, plaintiff Joseph Mas filed a complaint against the Company, in the United States District Court for the Eastern District of Missouri, Mas v. KV Pharma. Co., et al., Case No. 08-CV-1859. On January 9, 2009, plaintiff Herman Unvericht filed a complaint against the Company also in the Eastern District of Missouri, Unvericht v. KV Pharma. Co., et al., Case No. 09-CV-0061. On January 21, 2009, plaintiff Norfolk County Retirement System filed a complaint against the Company, again in the Eastern District of Missouri, Norfolk County Retirement System v. KV Pharma. Co., et al., Case No. 09-CV-00138. The operative complaints in these three cases purport to state claims arising under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 on behalf of a putative class of stock purchasers. On April 15, 2009, the Honorable Carol E. Jackson consolidated the Unvericht and Norfolk County cases into the Mas case already before her. The amended complaint for the consolidated action, styled Public Pension Fund Group v. KV Pharma. Co., et al., Case No. 4:08-CV-1859 (CEJ), was filed on May 22, 2009. Defendants, including the Company and certain of its directors and officers, moved to dismiss the amended complaint on July 27, 2009, and briefing was completed on the motions to dismiss on September 3, 2009. The court granted the motion to dismiss of the Company and all individual defendants in February 2010. On March 18, 2010, the plaintiffs filed a motion for relief from the order of dismissal and to amend their complaint, and also filed a notice of appeal. The Company filed its opposition to plaintiffs’ motion for relief from judgment and to amend the complaint on April 8, 2010. Briefing was completed on April 29, 2010. On October 20, 2010, the Court denied plaintiffs’ motion for relief from the order of dismissal and to amend pleadings. On November 1, 2010, plaintiffs’ filed a notice of appeal.

On February 25, 2009, the Company initiated a legal action against Citigroup Global Markets Inc. (“CGMI”) in connection with $72,200 in outstanding principal amount of certain ARS, which the Company acquired through CGMI, in the U.S. District Court for the Eastern District of Missouri styled K-V Pharmaceutical Company v. Citigroup Global Markets Inc. On January 21, 2010, the Company and CGMI entered into a Purchase and Release Agreement, pursuant to which CGMI agreed to purchase the Company’s remaining ARS for an aggregate purchase price of approximately $61,707. The Company also received a two-year option (which expires on January 21, 2012) to reacquire the ARS (in whole or on a class-by-class basis) for the prices at which they were sold, as well as the right to receive further payments in the event any ARS are redeemed prior to the expiration of the option. The Company agreed to release CGMI from any liability or claim arising from the Company’s investment in ARS sold by CGMI, and the Company and CGMI agreed to take all necessary steps to dismiss with prejudice all claims asserted by the Company against CGMI regarding the ARS, including the legal action referred to above. (See Note 6—“Investment Securities” for more information regarding the settlement agreement and the proceeds received in connection therewith.)

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

The Company and/or ETHEX are named defendants in at least 47 pending product liability lawsuits that relate to the voluntary product recalls initiated by the Company in late 2008 and early 2009. The plaintiffs in these lawsuits allege damages as a result of the ingestion of purportedly oversized tablets allegedly distributed in 2007 and 2008. The lawsuits are pending in federal and state courts in various jurisdictions. The 47 pending lawsuits include 7 that have settled but have not yet been dismissed. In the 47 pending lawsuits, one plaintiff alleges economic harm, 37 plaintiffs allege that a death occurred, and the plaintiffs in the remaining lawsuits allege non-fatal physical injuries. Plaintiffs’ allegations of liability are based on various theories of recovery, including, but not limited to strict liability, negligence, various breaches of warranty, misbranding, fraud and

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except per share data)

other common law and/or statutory claims. Plaintiffs seek substantial compensatory and punitive damages. One of the lawsuits is a putative class action, one of the lawsuits is on behalf of 29 claimants, and the remaining lawsuits are individual lawsuits. The Company believes that these lawsuits are without merit and is vigorously defending against them, except where, in its judgment, settlement is appropriate. In addition to the 47 pending lawsuits, there are at least 208 pending pre-litigation claims (at least 28 of which involve a death) that may or may not eventually become lawsuits. Forty-one of these pending pre-suit claims (including 22 death claims) have settled recently, but have not yet been released. The Company has also resolved a significant number of related product liability lawsuits and pre-litigation claims. In addition to self insurance, the Company possesses third-party product liability insurance, which the Company believes is applicable to the pending lawsuits and claims.

The Company and ETHEX are named as defendants in a complaint filed by CVS Pharmacy, Inc. (“CVS”) in the United States District Court for the District of Rhode Island on or about February 26, 2010 and styled CVS Pharmacy, Inc. v. K-V Pharmaceutical Company and Ethex Corporation (No. CA-10-095) (“CVS Complaint”). The CVS Complaint alleges three claims: breach of contract, breach of implied covenant of good faith and fair dealing, and, in the alternative, promissory estoppel. CVS’ claims are premised on the allegation that the Company and/or ETHEX failed to perform their alleged promises to either supply CVS with its requirements for certain generic drugs or reimburse CVS for any higher price it must pay to obtain the generic drugs. CVS seeks damages of no less than $100,000, plus interest and costs. The Company was served with the CVS Complaint on March 8, 2010. An Answer was filed on April 14, 2010. On June 2, 2010, the Company filed a Motion to Dismiss this action based on failure to join an indispensible party and lack of standing. On July 21, 2010, CVS filed objections to the Company’s Motion to Stay Discovery and Motion to Dismiss. On July 28, 2010, the Judge denied the Company’s Motion to Stay Discovery pending the Motion to Dismiss without issuing a decision.

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

On July 29, 2010, the Company and FP1096, Inc. filed an action in the U.S. District Court for the District of Delaware against Perrigo Israel Pharmaceuticals, Ltd., Perrigo Company and FemmePharma Holding Company, Inc. for infringement of U.S. Patent 5,993,856. A settlement was entered into with Perrigo Israel Pharmaceuticals, Ltd. and Perrigo Company on December 16, 2010 and the case was dismissed.

Robertson v. Ther-Rx Corporation, U.S. District Court for the Middle District of Alabama, Civil Case No. 2:09-cv-01010-MHT-TFM, filed October 30, 2009, by a Ther-Rx sales representative asserting non-exempt status and the right to overtime pay under the Fair Labor Standards Act for a class of Ther-Rx sales representatives and under the Family and Medical Leave Act of 1993 (with respect to plaintiff’s pregnancy) and Title VII of the Civil Rights Act of 1964 (also with respect to termination allegedly due to her pregnancy and to her complaints about being terminated allegedly as a result of her pregnancy). An additional seven Ther-Rx sales representatives have joined as plaintiffs. Class certification arguments are pending before the court.

KV entered into a License and Supply Agreement (“Agreement”) with Strides Arcolab and Strides, Inc. (collectively “Strides”) as well as a Share Purchase Agreement with Strides Arcolab on May 5, 2005. Strides

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except per share data)

purported to terminate the Agreement on March 11, 2009 due to KV’s alleged failure to provide adequate assurances on its ability to perform under the Agreement to which KV denied that the Agreement was terminated. On October 20, 2009, KV filed a Statement of Claim and Requests for Arbitration with the International Chamber of Commerce alleging that Strides had anticipatorily repudiated the Agreement. On January 26, 2010, Strides filed its Answer and Counterclaims generally denying the allegations and on March 11, 2010, KV filed its Answer generally denying Strides’ counterclaims. On December 13, 2010, the parties settled the arbitration by an agreed termination of the agreements between the parties, Strides’ retaining all rights to the product development work done under the agreements, KV’s returning Strides’ stock certificates, and Strides’ paying KV $7,250 (see Note 25—“Subsequent Events”).

On October 13, 2009, the Company filed a Complaint in the United States District Court for the Eastern District of Missouri, Eastern Division, against J. Uriach & CIA S.A. (“Uriach”) seeking damages for Breach of Contract and misappropriation of KV’s trade secrets and that Uriach be enjoined from further use of KV’s confidential information and trade secrets. On September 28, 2010, the Court issued a Memorandum and Order granting defendant’s Motion to Dismiss for lack of personal jurisdiction of defendant, J. Uriach & CIA, S.A. The Company has appealed the decision.

From time to time, the Company is involved in various other legal proceedings in the ordinary course of its business. While it is not feasible to predict the ultimate outcome of such other proceedings, the Company believes the ultimate outcome of such other proceedings will not have a material adverse effect on its results of operations, financial condition or liquidity.

There are uncertainties and risks associated with all litigation and there can be no assurance the Company will prevail in any particular litigation. During the fiscal years ended March 31, 2010, 2009 and 2008, the Company recorded expense of $15,024, $49,996 and $0, respectively, for litigation and governmental inquiries. At March 31, 2010 and 2009, the Company had accrued $46,450 and $50,591, respectively, for estimated costs for litigation and governmental inquiries.

16.	Employment Agreements

The Company has employment agreements with certain officers and key employees which extend for one to five years. These agreements provide for base levels of compensation and, in certain instances, also provide for incentive bonuses and separation benefits. Also, the agreement with the former Chief Executive Officer, Marc Hermelin, (“former CEO”) contained provisions for partial salary continuation under certain conditions, contingent upon non-compete restrictions and providing consulting services to the Company as specified in the agreement. In addition, the former CEO’s employment agreement provided for retirement compensation to be paid in the form of a single annuity equal to 30% of the former CEO’s final average compensation payable each year beginning at retirement and continuing for the longer of ten years or the life of the former CEO. In accordance with this agreement, the Company recognized retirement expense up to the time the former CEO was terminated (discussed below) of $1,752 and $2,232 for the fiscal years ended March 31, 2009 and 2008, respectively.

On December 5, 2008, the Board, acting upon the recommendation of the Audit Committee as a result of the investigation described above, terminated the employment agreement of the former CEO “for cause” (as that term is defined in such employment agreement). In addition, the Board removed the former CEO as Chairman of the Board and as the Chief Executive Officer, effective December 5, 2008. Due to the termination of his employment agreement “for cause,” he is not entitled to any severance benefits. In addition, as a result of the former CEO’s termination “for cause,” the Company also determined it was no longer obligated for the retirement benefits specified in the employment agreement and, accordingly, reversed the previously recorded

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except per share data)

accrual which reduced selling and administrative expense by $10,303 for the fiscal year ended March 31, 2009 (see Note 15—“Commitments and Contingencies”). The former CEO has informed the Company, however, that he believes he effectively retired from his employment with the Company prior to the termination of his employment agreement on December 5, 2008 by the Board.

Refer to Note 25—“Subsequent Events” for a description of events that occurred subsequent to March 31, 2010 that resulted in severance charges related to the termination or departure of other executives.

17.	Income Taxes

The income tax provisions (benefit) for the fiscal years ended March 31, 2010, 2009 and 2008, are based on estimated federal and state taxable income (loss) using the applicable statutory rates. The current and deferred federal and state income tax provisions (benefit), for both continuing and discontinued operations, for the fiscal years ended March 31, 2010, 2009 and 2008 were as follows:

	2010	2009	2008
Provision/(Benefit)
Current:
Federal	$(59,674)	$(107,984)	$43,398
State	(5,065)	(7,086)	3,314

	(64,739)	(115,070)	46,712

Deferred:
Federal	(43,013)	(12,049)	(4,706)
State	(3,310)	(927)	(360)

	(46,323)	(12,976)	(5,066)

	(111,062)	(128,046)	41,646
Increase in valuation allowance	88,240	82,449	—

Tax provision/(benefit)	$(22,822)	$(45,597)	$41,646

The reasons for the differences between the provision for income taxes, for both continuing and discontinued operations, and the expected federal income taxes at the U.S. statutory rate are as follows:

	2010	2009	2008
Expected income tax expense (benefit)	$(107,252)	$(125,747)	$44,573
State income taxes, net of federal income tax benefit	(5,444)	(5,592)	1,920
Business credits	(24)	(3,765)	(1,213)
Domestic manufacturer deduction adjustment for loss carry back	470	3,688	—
Domestic manufacturer deduction	—	—	(2,961)
Adjustment to unrecognized tax benefits	1,414	(6,727)	(2,464)
Non deductible expenses related to plea agreement	—	8,366	—
Other	(226)	1,731	1,791

	(111,062)	(128,046)	41,646
Valuation allowance	88,240	82,449	—

Provision for income tax expense (benefit)	$(22,822)	$(45,597)	$41,646

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except per share data)

As of March 31, 2010 and 2009, the tax effect of temporary differences between the tax basis of assets and liabilities and their financial reporting amounts were as follows:

	2010		2009
	Current	Non- Current	Current	Non- Current
Gross Deferred Tax Assets:
Revenue related accrued liabilities	$15,490	$—	$33,237	$—
Vacation liability	—	—	1,494	—
Accrued compensation	1,221	—	2,136	—
Intangible assets	—	61,010	—	5,811
Translation adjustment	—	—	—	585
Stock-based compensation	1,303	—	1,868	—
Payroll tax liability	367	—	481	—
Litigation and governmental inquiries liability	3,552	5,451	5,934	3,766
Auction rate securities	—	3,157	—	3,348
Impairment on property and equipment	—	601	—	902
Operating losses	—	74,201	—	36,175
Credit carry forwards	—	9,640	—	9,311
Other	1,813	2,679	710	1,578

	$23,746	$156,739	$45,860	$61,476

Gross Deferred Tax Liabilities:
Property and equipment	$—	$(2,886)	$—	$(21,171)
Intangible assets	—	(1,547)	—	(1,120)
Convertible notes interest	—	(48,017)	—	(38,962)
Inventories	—	—	(1,171)	—
Prepaid insurance	(504)	—	(620)	—
Other	—	—	—	(805)

	(504)	(52,450)	(1,791)	(62,058)
Valuation allowance	(22,326)	(148,363)	(35,227)	(47,222)

Net deferred tax asset (liability)	$916	$(44,074)	$8,842	$(47,804)

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers all significant available positive and negative evidence, including the existence of losses in recent years, the timing of deferred tax liability reversals, projected future taxable income, taxable income in carry back years, and tax planning strategies to assess the need for a valuation allowance. Based upon the level of current taxable loss, projections for future taxable income over the periods in which the temporary differences are deductible, the taxable income in available carry back years and tax planning strategies, management believes it is not more likely than not the Company will realize the benefits of these deductible differences. The operating loss for the year ended March 31, 2009 exceeded the cumulative income from the prior two years. The available carry back of this operating loss will not be fully absorbed, which will result in an operating loss carry forward. The operating loss for the year ended March 31, 2010 will also be carried forward. The Company established an additional valuation allowance of $88,240 for the current year and $82,449 that were charged to income tax expense for years ended March 31, 2010 and March 31, 2009, respectively.

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

The Company has Federal loss carry forwards of approximately $183,000 and state loss carry forwards of approximately $306,000 at March 31, 2010. The Company also has tax credit carry forwards for alternative minimum tax, research credit, and foreign tax credit of $9,640 as of March 31, 2010. The loss carry forwards begin to expire in the year 2030. The alternative minimum tax credits have no expiration date. The research credit and foreign tax credit begin to expire in the year 2026 and 2017, respectively.

The Company paid income taxes of $321, $8,288, and $49,862 during the fiscal years ended March 31, 2010, 2009 and 2008, respectively.

At March 31, 2010, the Company had $6,881 of gross unrecognized tax benefits, of which $6,881 represents the amount of unrecognized tax benefits that, if recognized, would favorably affect the effective income tax rate in future periods.

A reconciliation of the unrecognized tax benefits at the beginning and end of the year for fiscal years 2008, 2009 and 2010 is as follows:

Balance of unrecognized tax benefits at March 31, 2007	$12,980
Increase (decrease) in unrecognized tax benefits resulting from tax positions taken during current period	1,347
Increase (decrease) in unrecognized tax benefits resulting from tax positions taken in prior periods	—
Reduction to unrecognized tax benefits as a result of settlement with taxing authorities	—
Reduction to unrecognized tax benefits as a result of the lapse of the applicable statute of limitations	(2,670)

Balance of unrecognized tax benefits at March 31, 2008	11,657
Increase (decrease) in unrecognized tax benefits resulting from tax positions taken during current period	419
Increase (decrease) in unrecognized tax benefits resulting from tax positions taken in prior periods	—
Reduction to unrecognized tax benefits as a result of settlement with taxing authorities	(5,376)
Reduction to unrecognized tax benefits as a result of the lapse of the applicable statute of limitations	(1,506)

Balance of unrecognized tax benefits at March 31, 2009	5,194
Increase (decrease) in unrecognized tax benefits resulting from tax positions taken during current period	—
Increase (decrease) in unrecognized tax benefits resulting from tax positions taken in prior periods	2,345
Reduction to unrecognized tax benefits as a result of settlement with taxing authorities	(90)
Reduction to unrecognized tax benefits as a result of the lapse of the applicable statute of limitations	(568)

Balance of unrecognized tax benefits at March 31, 2010	$6,881

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except per share data)

The Company recognizes interest and penalties associated with uncertain tax positions as a component of income tax expense. At April 1, 2009, the Company had accrued $1,250 for interest and penalties. During fiscal year ended March 31, 2010, the Company accrued an additional $662 of interest and penalties and released $967 of interest and penalties as a result of adjustments to tax positions taken in prior periods, settlements and the expiration of the statute of limitations. As of March 31, 2010, the accrual for interest and penalties was $945.

It is anticipated the Company will recognize approximately $5,670 of unrecognized tax benefits within the next 12 months as a result of settlements and the expected expiration of the relevant statute of limitations.

The Company is subject to taxation in the U.S. and various states and is subject to examination by those authorities. The Company’s federal statute of limitations has expired for fiscal years prior to 2004 and the relevant state statutes vary.

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

18.	Stock-Based Compensation

In August 2002, the Company’s shareholders approved the Company’s 2001 Incentive Stock Option Plan (the “2001 Plan”), which allowed for the issuance of up to 3 million shares of Class A Common Stock and 1.5 million shares of Class B Common Stock. In September 2008, shareholders approved an amendment to the 2001 Plan to increase by 3 million the number of shares of Class A Common Stock available for issuance under the 2001 Plan. Under the Company’s stock option plan, options to acquire shares of common stock have been made available for grant to all employees. Each option granted has an exercise price of not less than 100% of the market value of the common stock on the date of grant. The contractual life of each option is generally ten years and the options generally vest at the rate of 10% per year from the date of grant.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except per share data)

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

The Company’s stock option agreements for options granted prior to January 2009 include a post-exercise service condition which provides that exercised options are to be held by the Company for a two-year period during which time the shares cannot be sold by the employee. If the employee’s employment was terminated voluntarily or involuntarily (other than by retirement, death or disability) during the two-year period, these stock option agreements provide the Company with the option of repurchasing the shares at the lower of the exercise price or the fair market value of the stock on the date of termination. This repurchase option was considered a forfeiture provision and the two-year period was included in determining the requisite service period over which stock-based compensation was recognized. The requisite service period initially was equal to the expected term (as discussed above) and was revised when an option exercise occurred.

If stock options with the two-year post-exercise service condition expire unexercised or an employee terminates employment after options become exercisable, no compensation expense associated with the exercisable, but unexercised, options was reversed. In those instances where an employee terminated employment before options become exercisable or the Company repurchased, compensation expense for these options was reversed as a forfeiture.

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

The Company recognized stock-based compensation of $3,806 and related tax benefits of $172, prior to the consideration of a valuation allowance, for the fiscal year ended March 31, 2010 and stock-based compensation of $3,506 and $5,843, respectively, and related tax benefits of $566 and $1,288, respectively, for the fiscal years ended March 31, 2009 and 2008, prior to the consideration of a valuation allowance. Stock-based compensation for fiscal year ended March 31, 2009 was reduced by $1,437 for unvested stock-based compensation expense previously recognized for options granted to employees terminated in the February 2009 workforce reduction.

Cash received as deposits for option exercises was $2, $746, and $1,514 for fiscal years ended March 31, 2010, 2009 and 2008, respectively. The actual tax benefit realized for the tax deductions associated with stock option exercises (at expiration of two-year forfeiture period) was $1,468 for the fiscal year ended March 31, 2008. There was no actual tax benefit realized for tax deductions from option exercises for the fiscal years ended March 31, 2010 and 2009, as the exercise price of these options was significantly above the market value of the underlying shares of common stock.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except per share data)

The following weighted average assumptions were used to value stock options granted during the fiscal years ended March 31, 2010, 2009 and 2008:

	Years ended March 31,
	2010	2009	2008
Dividend yield	None	None	None
Expected volatility	99%	73%	42%
Risk-free interest rate	2.50%	1.96%	4.53%
Expected term	5.9 years	6.6 years	9.0 years
Weighted average fair value per share at grant date	$2.33	$2.13	$15.40

A summary of the changes in the Company’s stock option plan for the fiscal years ended March 31, 2010, 2009 and 2008 consisted of the following:

	Shares (in thousands)	Weighted Average		Aggregate Intrinsic Value
		Exercise Price	Remaining Expected Term
Balance, March 31, 2007	3,666	$16.11
Options granted	944	27.02
Options exercised	(184)	5.19		$3,644
Options canceled	(493)	19.28

Balance, March 31, 2008	3,933	18.84
Options granted	2,318	6.20
Options exercised	(356)	7.19		—
Options canceled	(1,603)	18.90

Balance, March 31, 2009	4,292	12.49
Options granted	1,289	2.94
Options exercised	(181)	9.75		—
Options canceled	(1,132)	13.00

Balance, March 31, 2010	4,268	$9.59	3.4	$—

Expected to vest at March 31, 2010	3,163	$9.59	3.4	$—
Options exercisable at March 31, 2010(excluding shares in the two-year forfeiture period)	955	$16.98	6.2	$—

As of March 31, 2010, the Company had $6,107 of total unrecognized compensation expense related to stock option grants, which will be recognized over the remaining weighted average period of 1.8 years.

19.	Employee Benefits

Profit Sharing Plan

The Company has a qualified trustee profit sharing plan (the “Plan”) covering substantially all non-union employees. The Company’s annual contribution to the Plan, as determined by the Board of Directors, is discretionary and was $500 for the fiscal year ended March 31, 2008. At the discretion of senior management, it was determined that the Company would not make a contribution to the Plan for the fiscal years ended March 31, 2010 and 2009.The Plan includes features as described under Section 401(k) of the Internal Revenue Code.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except per share data)

The Company’s contributions to the 401(k) investment funds are 50% of the first 7% of the salary contributed by each participant. Contributions of $1,048, $2,653 and $2,477 were made to the 401(k) investment funds for the fiscal years ended March 31, 2010, 2009 and 2008, respectively.

Effective October 8, 2010, the Company temporarily suspended the match of participants’ contributions to the 401(k) investment funds.

Pension Plans

Contributions were previously made to a multi-employer defined benefit plan administered by Teamsters Negotiated Pension Plan for certain union employees. Amounts charged to pension expense and contributed to this plan were $170 for the fiscal year ended March 31, 2008. In the event of a withdrawal from the multi-employer pension plan, the Company was to incur an obligation to the plan for the portion of the unfunded benefit obligation applicable to its employees covered by the plan.

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

Health and Medical Insurance Plan

The Company contributes to health and medical insurance programs for its employees. The Company self-insures the first $150,000 of each employee’s covered medical claims. In fiscal year 2005, the Company established a Voluntary Employees’ Beneficiary Association (“VEBA”) for its non-union employees to fund payments made by the Company for covered medical claims. As a result of funding this plan, the Company’s liability for claims incurred but not reported was reduced by $10 and $797 at March 31, 2009 and 2008, respectively. For union employees, the Company participated in a fully funded insurance plan sponsored by the union. The Company’s participation in the union plan ended as a result of the decertification of union representation effective February 7, 2008. Total health and medical insurance expense for the two plans was $13,375 for the fiscal year ended March 31, 2008. Total health and medical insurance expense for the non-union program was $9,902 and $16,501 for the fiscal years ended March 31, 2010 and 2009, respectively.

20.	Related Party Transactions

The Company currently leases certain real property from an affiliated partnership of the former Chairman and CEO of the Company. Lease payments made for this property for the fiscal years ended March 31, 2010, 2009 and 2008 totaled $315, $316 and $303, respectively. This lease expires on December 31, 2011 and lease payments in fiscal years ending March 31, 2011 and 2012 are expected to be $315 and $236, respectively.

21.	Equity Transactions

As of March 31, 2010 and 2009, the Company had 40,000 shares of 7% Cumulative Convertible Preferred Stock (par value $.01 per share) outstanding at a stated value of $25 per share. The preferred stock is non-voting with dividends payable quarterly. The preferred stock is redeemable by the Company at its stated value. Each share of preferred stock is convertible into Class A Common Stock at a conversion price of $2.96 per share. The preferred stock has a liquidation preference of $25 per share plus all accrued but unpaid dividends prior to any liquidation distributions to holders of Class A or Class B Common Stock. No dividends may be paid on Class A

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except per share data)

or Class B Common Stock unless all dividends on the Cumulative Convertible Preferred Stock have been declared and paid. There were no undeclared and accrued cumulative preferred dividends at March 31, 2010 and 2009.

The Company has reserved 750,000 shares of Class A Common Stock for issuance under KV’s 2002 Consultants Plan. These shares may be issued from time to time in consideration for consulting and other services provided to the Company by independent consultants. Since inception of this plan, the Company has issued 47,732 Class A shares as payment for certain milestones under product development agreements. Related compensation was recorded equal to the price of the issued shares.

Holders of Class A Common Stock are entitled to receive dividends per share equal to 120% of the dividends per share paid on the Class B Common Stock and have one-twentieth vote per share as Class B Common Stock in the election of directors and on certain other matters.

As more fully disclosed in our Annual Report on Form 10-K for fiscal year 2009, in accordance with the investigation of the Company’s stock option grant practices a remediation plan was developed that recommended reimbursement of $1,401 by the Company’s former CEO. The recommended reimbursement was made by the former CEO in November 2007 by delivery to the Company of 45,531 shares of Class A Common Stock.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except per share data)

22.	Earnings (Loss) Per Share

The following table sets forth the computation of basic earnings (loss) per share:

	2010		2009		2008
	Class A	Class B	Class A	Class B	Class A	Class B
Basic earnings (loss) per share:
Numerator:
Allocation of undistributed earnings (loss) from continuing operations	$(219,060)	$(70,016)	$(241,180)	$(77,484)	$64,794	$17,729
Allocation of undistributed earnings from discontinued operations	4,088	1,306	3,759	1,208	3,019	826

Allocation of undistributed earnings (loss)	$(214,972)	$(68,710)	$(237,421)	$(76,276)	$67,813	$18,555

Denominator (in thousands):
Weighted average shares outstanding	37,798	12,082	37,794	12,140	37,582	12,299
Less—weighted average unvested common shares subject to repurchase	—	(1)	(187)	(58)	(432)	(101)

Number of shares used in per share computations	37,798	12,081	37,607	12,082	37,150	12,198

Basic earnings (loss) per share from continuing operations	$(5.80)	$(5.80)	$(6.41)	$(6.41)	$1.75	$1.45
Basic earnings per share from discontinued operations	0.11	0.11	0.10	0.10	0.08	0.07

Basic earnings (loss) per share	$(5.69)	$(5.69)	$(6.31)	$(6.31)	$1.83	$1.52

Diluted earnings (loss) per share:
Numerator:
Allocation of undistributed earnings (loss) from continuing operations	$(219,060)	$(70,016)	$(241,180)	$(77,484)	$64,794	$17,729
Reallocation of undistributed earnings (loss) from continuing operations as a result of conversion of Class B to Class A shares	(70,016)	—	(77,484)	—	17,729	—
Reallocation of undistributed earnings from continuing operations to Class B shares	—	—	—	—	—	(2,134)
Add—preferred stock dividends	—	—	—	—	70	—
Add—interest expense convertible notes	—	—	—	—	4,414	—

Allocation of undistributed earnings (loss) from continuing operations for diluted computation	(289,076)	(70,016)	(318,664)	(77,484)	87,007	15,595
Allocation of undistributed earnings from discontinued operations	4,088	1,306	3,759	1,208	3,019	826
Reallocation of undistributed earnings from discontinued operations as a result of conversion of Class B to Class A shares	1,306	—	1,208	—	826	—
Reallocation of undistributed earnings from discontinued operation to Class B shares	—	—	—	—	—	(137)

Allocation of undistributed earnings from discontinued operations for diluted computation	5,394	1,306	4,967	1,208	3,845	689

Allocation of undistributed earnings (loss)	$(283,682)	$(68,710)	$(313,697)	$(76,276)	$90,852	$16,284

Denominator (in thousands):
Number of shares used in basic computation	37,798	12,081	37,607	12,082	37,150	12,198
Weighted average effect of dilutive securities:
Conversion of Class B to Class A shares	12,081	—	12,082	—	12,198	—
Employee stock options	—	—	—	—	766	83
Convertible preferred stock	—	—	—	—	338	—
Convertible notes	—	—	—	—	8,692	—

Number of shares used in per share computations	49,879	12,081	49,689	12,082	59,144	12,281

Diluted earnings (loss) per share form continuing operations	$(5.80)	$(5.80)	$(6.41)	$(6.41)	$1.47	$1.27
Diluted earnings per share from discontinued operations	0.11	0.11	0.10	0.10	0.07	0.06

Diluted earnings (loss) per share(1)(2)	$(5.69)	$(5.69)	$(6.31)	$(6.31)	$1.54	$1.33

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except per share data)

(1)	For the fiscal year ended March 31, 2010, the conversion of 1,304 employee stock options, 338 preferred shares, and 8,692 shares of Class A Common Stock, issuable upon conversion of our convertible notes, were excluded from the computation of diluted earnings per share because their effect would have been anti-dilutive. For the fiscal year ended March 31, 2009, the conversion of 245 employee stock options, 338 preferred shares, and 8,692 shares of Class A Common Stock, issuable upon conversion of our convertible notes, were excluded from the computation of diluted earnings per share because their effect would have been anti-dilutive.
(2)	Excluded from the computation of diluted earnings per share were outstanding stock options whose exercise prices were greater than the average market price of the common shares for the period reported. For the fiscal year ended March 31, 2008, excluded from the computation were options to purchase 649 of Class A and Class B common shares.

23.	Segment Reporting

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

In the fourth quarter of fiscal year 2009, the Company decided to market the Company’s specialty materials segment, PDI, for sale because of liquidity concerns and the Company’s expected near-term cash requirements. As a result, the Company has segregated PDI’s operating results and presented them separately as a discontinued operation for all periods presented. (See Note 25—“Subsequent Events” for more information regarding the sale of PDI.)

In connection with the plea agreement with the U.S. Department of Justice and the anticipated exclusion of ETHEX from participation in federal healthcare programs, the Company ceased operations of ETHEX on March 2, 2010 and filed articles of dissolution on December 15, 2010. However, the Company has retained the ability to manufacture (once the requirements under the consent decree have been met), market and distribute all generic products and is in possession of all intellectual property related to generic products, including all NDAs and ANDAs. (See Note 15—“Commitments and Contingencies.”)

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except per share data)

The following represents information for the Company’s reportable operating segments (excluding discontinued operations) for fiscal years 2010, 2009 and 2008.

Year Ended March 31,	Branded Products	Specialty Generics	All Other	Eliminations	Consolidated
Net Revenues
2010	$9,015	$143,197	$7	$—	$152,219
2009	114,771	197,175	381	—	312,327
2008	212,281	364,191	1,151	—	577,623

Segment profit (loss)
2010	(21,079)	130,240	(424,116)	—	(314,955)
2009	(20,668)	40,930	(387,352)	—	(367,090)
2008	95,824	217,296	(190,922)	—	122,198

Identifiable assets
2010	799	7,576	336,988	(1,410)	343,953
2009	14,996	27,345	610,185	(1,758)	650,768
2008	48,823	115,163	719,740	(1,158)	882,568

Property and equipment additions
2010	—	—	2,948	—	2,948
2009	163	—	23,216	—	23,379
2008	242	—	23,798	—	24,040

Depreciation and amortization
2010	490	69	31,073	—	31,632
2009	609	256	34,807	—	35,672
2008	630	314	31,236	—	32,180

Consolidated revenues are principally derived from customers in North America and substantially all property and equipment is located in the St. Louis, Missouri metropolitan area.

The tables below reflect the operating results of PDI for the fiscal years ended March 31, 2010, 2009 and 2008 and its net assets as of March 31, 2010 and 2009. In March 2009, because of liquidity concerns and the Company’s expected near-term cash requirements, the Company’s Board approved management’s decision to market PDI for sale. PDI, a wholly owned subsidiary of the Company, develops and markets specialty value-added raw materials, including drugs, directly compressible and microencapsulated products, and other products used in the pharmaceutical industry and other markets. As a result of the decision to sell PDI, the Company has identified the assets and liabilities of PDI as held for sale at March 31, 2009 and 2010 and has segregated PDI’s operating results and presented them separately as a discontinued operation for all periods presented.

	Year Ended March 31,
	2010	2009	2008
Net revenues	$16,767	$20,657	$18,020
Cost of sales	12,725	11,969	10,863

Gross profit	4,042	8,688	7,157

Operating expenses:
Research and development	9	36	177
Selling and administrative	(4,488)	786	1,094

Total operating expenses	(4,479)	822	1,271

Operating income	8,521	7,866	5,886
Provision for income taxes	3,127	2,899	2,041

Net income	$5,394	$4,967	$3,845

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except per share data)

	March 31, 2010	March 31, 2009
Cash and cash equivalents	$—	$—
Receivables, net	3,644	3,001
Inventories, net	3,672	3,769

Total current assets held for sale	7,316	6,770
Property and equipment, less accumulated depreciation	6,731	1,059
Intangible assets and goodwill, net	557	557

Total assets held for sale	$14,604	$8,386

Accounts payable and accrued liabilities	1,078	567

Total liabilities associated with assets held for sale	$1,078	$567

Additionally, PDI had $7,250 and $254 of net property and equipment additions for the fiscal years ended March 31, 2010 and 2009, respectively.

On June 1, 2009, a leased facility used by PDI was damaged by an accidental fire. The incident did not affect any of the Company’s finished product manufacturing, packaging or distribution facilities. The Company received insurance proceeds of $5,600 during the fiscal year ended March 31, 2010, which were used to repair and restore the damaged facilities. The insurance proceeds have been reflected as a gain in the periods in which payment was received, while expenditures have been reflected as operating expenses or capitalized property and equipment in the period incurred. Subsequent to March 31, 2010, the Company received additional insurance proceeds of $3,528.

24.	Quarterly Financial Results (unaudited)

The following tables set forth selected unaudited consolidated quarterly financial information for the fiscal years ended March 31, 2010 and 2009.

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Full Year
Year Ended March 31, 2010
Net revenues(a)	$6,295	$3,252	$147,480	$(4,808)	$152,219
Gross profit (loss)(b)	(7,330)	(11,920)	110,428	(38,886)	52,292
Income (loss) from continuing operations(c)(d)(e)(f)	(55,612)	(56,734)	107,335	(283,995)	(289,006)
Income from discontinued operations	661	2,696	1,252	785	5,394
Net income (loss)(a)(b)(c)(d)(e)(f)	(54,951)	(54,038)	108,587	(283,210)	(283,612)
Earnings (loss) per share from continuing operations:
Basic—Class A common	(1.11)	(1.14)	2.25	(5.68)	(5.80)
Basic—Class B common	(1.11)	(1.14)	1.87	(5.68)	(5.80)
Diluted—Class A common	(1.11)	(1.14)	1.77	(5.68)	(5.80)
Diluted—Class B common	(1.11)	(1.14)	1.52	(5.68)	(5.80)
Earnings per share from discontinued operations:
Basic—Class A common	0.01	0.05	0.02	0.02	0.11
Basic—Class B common	0.01	0.05	0.02	0.02	0.11
Diluted—Class A common	0.01	0.05	0.02	0.02	0.11
Diluted—Class B common	0.01	0.05	0.02	0.02	0.11
Earnings (loss) per share:
Basic—Class A common	(1.10)	(1.09)	2.27	(5.66)	(5.69)
Basic—Class B common	(1.10)	(1.09)	1.89	(5.66)	(5.69)
Diluted—Class A common	(1.10)	(1.09)	1.79	(5.66)	(5.69)
Diluted—Class B common	(1.10)	(1.09)	1.54	(5.66)	(5.69)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except per share data)

(a)

Net revenues in the third quarter of fiscal year 2010 included approximately $143,000 of net revenue resulting from the sale of all of the generic OxyContin® allotted pursuant to the Distribution Agreement entered into with Purdue (see Note 2—“Summary of Significant Accounting Policies” and Note 15—“Commitments and Contingencies”).

(b)

Gross profit in the third quarter of fiscal year 2010 included approximately $123,000 of gross profit resulting from the net revenue generated from the sale of all of the generic OxyContin® allotted, partially offset by the royalty fee and the cost of the supplied product paid to Purdue, pursuant to the Distribution Agreement entered into with Purdue.

(c)	Operating expenses in the fourth quarter of fiscal year 2010 included $70,000 of purchased in-process research and development expense for the cash payment (the “Amendment Payment”) made upon execution of the Gestiva Amendment (see Note 5—“Acquisitions”).
(d)

Operating expenses in the third quarter of fiscal year 2010 included $14,500 gain on sale for the sale of the Company’s Paragraph IV ANDA with the FDA for a generic equivalent version of GlaxoSmithKline’s Duac® gel to Perrigo Company and the sale of certain intellectual property and other assets associated with the ANDA for the generic version of Lotensin® 5-mg, 10-mg, 20-mg, and 40-mg Tablets to Huahai US, Inc.

(e)	Operating expenses in the fourth quarter of fiscal year 2010 included charges of $128,810 related to impairment of intangible assets and property and equipment (see Note 4—“Restructuring and Impairment Charges” and Note 10—“Intangible Assets”).
(f)	Income (loss) from continuing operations and net income (loss) for fiscal year 2010 included the impact of a $88,240 valuation allowance that was charged to income tax expense during the fiscal year ended March 31, 2010 for deferred tax assets that the Company determined would not be realized as tax deductions in the future.

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Full Year
Year Ended March 31, 2009
Net revenues	$131,060	$131,141	$27,616	$22,510	$312,327
Gross profit (loss)(b)(c)	86,401	82,250	(65,344)	(23,363)	79,944
Income (loss) from continuing operations (a)(b)(c)(d)(e)	4,177	(45,091)	(96,027)	(181,653)	(318,594)
Income from discontinued operations	1,394	1,510	944	1,119	4,967
Net income (loss)(a)(b)(c)(d)(e)	5,571	(43,581)	(95,083)	(180,534)	(313,627)
Earnings (loss) per share from continuing operations:
Basic—Class A common	0.09	(0.91)	(1.93)	(3.64)	(6.41)
Basic—Class B common	0.07	(0.91)	(1.93)	(3.64)	(6.41)
Diluted—Class A common	0.09	(0.91)	(1.93)	(3.64)	(6.41)
Diluted—Class B common	0.08	(0.91)	(1.93)	(3.64)	(6.41)
Earnings per share from discontinued operations:
Basic—Class A common	0.03	0.03	0.02	0.02	0.10
Basic—Class B common	0.03	0.03	0.02	0.02	0.10
Diluted—Class A common	0.02	0.03	0.02	0.02	0.10
Diluted—Class B common	0.02	0.03	0.02	0.02	0.10
Earnings (loss) per share:
Basic—Class A common	0.12	(0.88)	(1.91)	(3.62)	(6.31)
Basic—Class B common	0.10	(0.88)	(1.91)	(3.62)	(6.31)
Diluted—Class A common	0.11	(0.88)	(1.91)	(3.62)	(6.31)
Diluted—Class B common	0.10	(0.88)	(1.91)	(3.62)	(6.31)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except per share data)

(a)	Operating expenses in the second quarter of fiscal year 2009 included $49,709 of litigation expense related to actual and probable legal settlements.
(b)	Cost of sales in the third quarter of fiscal year 2009 included provisions for obsolete inventory of $50,633 to primarily cover inventory losses for all work-in-process and finished goods inventories the Company had on hand at November 30, 2008.
(c)	Cost of sales in the fourth quarter of fiscal year 2009 included provisions for obsolete inventory of $18,098 to primarily cover a write-off for certain raw materials that had no potential use in drug products to be manufactured in the future.
(d)	Operating expenses in the fourth quarter of fiscal year 2009 included charges of $36,618 related to impairment of intangible assets, $9,805 of severance benefits and $12,332 of expense for administrative costs associated with product recalls.
(e)	Income (loss) from continuing operations and net income (loss) in the fourth quarter of fiscal year 2009 included the impact of a $82,449 valuation allowance that was charged to income tax expense during the fiscal year ended March 31, 2009 for deferred tax assets that the Company determined would not be realized as tax deductions in the future.

25.	Subsequent Events

Sale of Sucralfate ANDA

On May 7, 2010, the Company received $11,000 in cash proceeds, and a right to receive an additional payment of $2,000 based on the occurrence of certain events, from the sale of certain intellectual property and other assets related to the Company’s ANDA, submitted with the FDA for the approval to engage in the commercial manufacture and sale of 1gm/10mL sucralfate suspension.

Sale of PDI

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

The Company recorded a gain on sale in connection with the PDI transaction in the quarter ended June 30, 2010.

Waiver of Mortgage Covenants

On August 5, 2010, the Company received a letter approving certain waivers (the “Waiver Letter”) of covenants under the mortgage loan described in Note 13—“Long-Term Debt,” dated March 23, 2006, by and between MECW, LLC, a subsidiary of our Company, and LaSalle National Bank Association, and certain other loan documents entered into in connection with the execution of the mortgage loan (collectively, the “Loan Documents”). LNR Partners, Inc., the servicer of the loan (“LNR Partners”), issued the Waiver Letter to the Company and MECW, LLC on behalf of the lenders under the Loan Documents. In the Waiver Letter, the lenders consented to the following under the Loan Documents:

•	Waiver of the requirement that the Company and MECW, LLC deliver audited balance sheets, statements of income and expenses and cash flows;

•	Waiver of the requirement that the Company certify financial statements delivered under the Loan Documents;

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except per share data)

•

Waiver of the requirement that the Company deliver to the lenders Form 10-Ks within 75 days of the close of the fiscal year, Form 10-Qs within 45 days of the close of each of the first three fiscal quarters of the fiscal year, and copies of all IRS tax returns and filings; and

•	Waiver, until March 31, 2012, of the requirement that the Company maintain a net worth, as calculated in accordance with the terms of the Loan Documents, of at least $250,000 on a consolidated basis.

With respect to the waiver of the requirement to deliver Form 10-Ks and Form 10-Qs, the Company agreed to bring its filings current effective with the submission of the Form 10-Q for the quarter ended December 31, 2010 and become timely on a go- forward basis with the filing of the Form 10-K for the fiscal year ending March 31, 2011. This waiver applies to the Company’s existing late filings.

In addition to the waivers, LNR Partners also agreed to remove the Company’s subsidiaries ETHEX and PDI as guarantors under the Loan Documents and to add Nesher Pharmaceuticals Inc. as a new guarantor under the Loan Documents.

Employee Departures

Subsequent to March 31, 2010, certain executives of the Company, including the former interim President and Chief Executive Officer resigned or were terminated. As a result, the Company, pursuant to existing employment agreements, incurred severance related expenses, which were recorded subsequent to March 31, 2010.

Financing

On November 17, 2010, the Company entered into an agreement with U.S. Healthcare I, L.L.C. and U.S. Healthcare II, L.L.C. (together, the “Lenders”), affiliates of Centerbridge Partners, L.P. for a senior secured debt financing package of up to $120,000 consisting of (1) a fully funded $60,000 term loan (the “Bridge Loan”) that will retire the $20,000 loan previously provided by the Lenders on September 13, 2010, and provide for general corporate and working capital purposes and (2) a commitment to provide a multi-draw term loan up to an aggregate principal amount of $120,000.

The $120,000 Multi-Draw Term Loan consists of three tranches that will be available to the Company following the achievement of certain conditions. The first tranche of $80,000 is available upon the approval of Gestiva™ and will be used to repay the Bridge Loan of $60,000, make a milestone payment to Hologic, and provide for general corporate and working capital purposes. The second tranche of $20,000 is available to the Company upon achieving at least one of certain performance thresholds including either, 1) certain metrics associated with Evamist®, or 2) receiving FDA approval for the manufacture and distribution of Clindesse® and Gynazole-1®. The proceeds of the second tranche will be used for general corporate and working capital purposes. The third tranche of $20,000 is available to our Company upon evidencing our ability, to the satisfaction of the Lenders, to meet certain liquidity thresholds necessary to satisfy future obligations, including a future milestone payment to Hologic that is due to be paid one year following FDA approval of Gestiva™. The proceeds from the third tranche will be used for general corporate and working capital purposes.

Under the terms of the Bridge Loan agreement, the Company will pay interest at an annual rate of 16.5% (5% of which may be payable in kind) with a maturity date of March 2013. The Company furnished as collateral substantially all assets of the Company to secure the loan. The Bridge Loan is guaranteed by certain of the Company’s domestic subsidiaries and the guarantors furnished as collateral substantially all of their assets to secure the guarantee obligations. In addition, we issued stock warrants to the Lenders granting them rights to

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except per share data)

purchase up to 12,587,511 shares of our Company’s Class A Common Stock (the “Warrants”). The Warrants have an exercise price of $1.62 per share, subject to possible adjustment.

Settlement with Strides

On December 13, 2010, the Company and Strides Arcolab Limited (“Strides”) entered into a Settlement Agreement and Release to settle all disputes and claims against each other related to a previously existing License and Supply Agreement between the two companies. Under the terms of the agreement, Strides agreed to pay the Company $7,250 and the Company agreed to redeem the preferred shares of Strides that it owns.

F-175

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

K-V Pharmaceutical Company

We have audited K-V Pharmaceutical Company’s internal control over financial reporting as of March 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). K-V Pharmaceutical Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Material weaknesses have been identified and described in management’s assessment in the areas of entity-level controls (control awareness, personnel, and monitoring and remediation of deficiencies) and financial statement preparation, review procedures, and application of accounting principles (manual journal entries, account reconciliations and documentation, spreadsheets, customer and supplier agreements, application of generally accepted accounting principles, and Medicaid rebates). These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2010 financial statements, and this report does not affect our report dated December 23, 2010, on those financial statements.

In our opinion, K-V Pharmaceutical Company did not maintain, in all material respects, effective internal control over financial reporting as of March 31, 2010, based on the COSO criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of K-V Pharmaceutical Company and subsidiaries as of March 31, 2010 and the related consolidated statements of operations, comprehensive income (loss), shareholders’ equity (deficit), and cash flows for the year then ended and our report dated December 23, 2010, expressed an unqualified opinion thereon. Our report on the consolidated financial statements contains an explanatory paragraph regarding the Company’s ability to continue as a going concern.

/s/ BDO USA, LLP

Chicago, Illinois

December 23, 2010

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

(a)	Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Our management, including our Chief Executive Officer and our Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting as of March 31, 2010. In making this assessment, our management used the criteria established in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

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

The 18 material weaknesses identified and disclosed in our Form 10-K at March 31, 2009 comprise the same material weaknesses currently outstanding. We have recharacterized our presentation of these material weaknesses from the prior year to more closely align these items with our expected remediation plans.

Based on our evaluation of internal control over financial reporting as of March 31, 2010, management has determined that the following material weaknesses existed in our internal control over financial reporting:

1.	Material weakness in entity-level controls. We did not maintain an effective control environment or entity-level controls with respect to the risk assessment, information and communications and monitoring components of internal control. We did not:

a.	promote an appropriate level of control awareness;

b.	maintain a sufficient complement of adequately trained personnel with an appropriate level of knowledge, experience and training in the application of GAAP commensurate with our financial reporting requirements; and

c.	design adequate controls to identify and address risks critical to financial reporting, including monitoring controls and controls to ensure remediation of identified deficiencies.

Such deficiencies resulted in a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis and contributed to the other material weaknesses described below.

2.	Material weakness surrounding financial statement preparation and review procedures and application of accounting principles. Our policies and procedures did not adequately address the financial reporting risks associated with the preparation and review of our financial statements. We did not:

a.	design controls necessary to accumulate and document appropriate information necessary to support manual journal entries;

b.	ensure that account reconciliations were reviewed and approved for accuracy and completeness;

c.	identify, accumulate, and document appropriate information necessary to support account balances;

d.	design controls over access, changes to and review of our spreadsheets used in the preparation of financial statements;

e.	design controls necessary to ensure that information for new and modified agreements was identified and communicated to those responsible for evaluating the accounting implications;

f.	develop policies and procedures necessary to adequately address the financial reporting risks associated with the application of certain accounting principles and standards;

g.	design controls necessary to ensure that accurate information related to the calculation of Medicaid rebates, including information related to pricing of products and the exempt status of customers, was captured and communicated to those responsible for evaluating the accounting implications.

Such deficiencies resulted in a reasonable possibility that a material misstatement of our annual consolidated financial statements will not be prevented or detected on a timely basis.

As a result of the material weaknesses described above, management has concluded that we did not maintain effective internal control over financial reporting as of March 31, 2010 based on the criteria established in COSO’s Internal Control—Integrated Framework.

BDO USA, LLP, our independent registered public accounting firm, who audited our 2010 consolidated financial statements included in this Annual Report on Form 10-K has issued their opinion on the effectiveness of our internal control over financial reporting as of March 31, 2010. Their report appears on page 175 of this Annual Report on Form 10-K.

(b)	Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act) during the quarter ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Beginning in the fourth quarter of fiscal year 2009, we began designing and implementing controls, in order to remediate the material weaknesses described above in “—(a) Management’s Report on Internal Control Over Financial Reporting.” We will continue our remediation efforts, including testing of operating effectiveness of new controls, as described below in “—(d) Remediation Activities,” during the fiscal years ending March 31, 2011 and 2012, and we plan to provide an update on the status of our remediation activities on a quarterly basis.

(c)	Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures, as such terms are defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act, as of March 31, 2010, the end of the period covered by this Annual Report on Form 10-K.

Disclosure controls and procedures are controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act, such as this Annual Report on Form 10-K, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls are also designed to ensure that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

As a result of the material weaknesses in our internal control over financial reporting described above, our management, including our Chief Executive Officer and our Chief Financial Officer, concluded that our disclosure controls and procedures were not effective as of March 31, 2010.

(d)	Remediation Activities

Beginning in the fourth quarter of fiscal year 2009 and continuing through fiscal year 2010, we began designing and implementing controls, in order to remediate the material weaknesses described above in “—(a) Management’s Report on Internal Control Over Financial Reporting.” We expect that our remediation efforts, including design, implementation and testing will continue throughout fiscal year 2011 and fiscal year 2012. Our efforts to date and the remaining amount of time we believe is needed to remediate our material weaknesses has been impacted by, amongst other things, significant reductions in our workforce and changes in personnel since the fourth quarter of fiscal year 2009, management’s focus on multiple priorities including obtaining financing, returning our products to market and becoming current with our SEC filings. While unremediated, these material weaknesses have the potential to result in our failure to prevent or detect material misstatements in our annual or interim consolidated financial statements. We will continue our remediation efforts described below and we plan to provide an update on the status of our remediation activities with future reports to be issued on Form 10-Q and Form 10-K.

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

The investigation focused on, among other areas, FDA and other healthcare regulatory and compliance matters, financial analysis and reporting, employment and labor issues, and corporate governance and oversight. As a result of its findings from the investigation, the Audit Committee, with the assistance of its legal counsel, including FDA regulatory counsel with respect to FDA matters, and other advisors, prepared and approved a remedial framework, which was previously disclosed in the Form 10-K for fiscal year 2009. Some of the measures included in the remedial framework are intended to remediate certain material weaknesses and are listed below.

Since the quarter ended March 31, 2009, the following actions have been taken and management believes that implementation is substantially complete with respect to the following actions to remediate the material weaknesses listed above:

1.	Expanded the membership of our disclosure committee to include executives with responsibilities over our operating divisions and regulatory affairs; and reviewing, revising and updating existing corporate governance policies and procedures.

2.	Reorganized and relocated our legal department adjacent to the Chief Executive Officer’s office to facilitate greater access to the legal department and more extensive involvement of the legal department in corporate governance and compliance matters.

3.	Adopted measures to strengthen and enhance compliance with FDA regulations and related regulatory compliance, including:

•

retained outside consultants and counsel for FDA regulatory matters and, with their assistance, reviewing and revising our policies, procedures and practices to enhance compliance with the FDA’s current good manufacturing practice requirements;

•	enhanced compliance with FDA drug application, approval and post-approval requirements;

•	evaluated compliance with applicable foreign laws and regulations; and

•	implemented internal reporting policies pursuant to which our chief compliance officer will report periodically to the non-management members of the Board.

4.	Defined and documented roles and responsibilities within the financial statement closing process including required reviews and approval of account reconciliations, journal entries and methodologies used to analyze account balances.

5.	Implemented month-end closing schedules and closing checklists to ensure timely and documented completion of the financial statements.

6.	Identified and implemented steps to improve communication, coordination and oversight with respect to the application of critical accounting policies and the determination of estimates.

7.	Identified and implemented steps to improve information flow between the Finance department and other functional areas within our company to ensure that information that could affect the financial statements is considered.

8.	Defined specific roles and responsibilities within the Finance department to improve accounting research and implementation of accounting policies.

9.	Implemented processes and procedures to (1) identify and assess whether certain entities are appropriately exempt from the Medicaid best price calculation and (2) evaluate Public Health Service (“PHS”) pricing requests.

Management believes it is making progress and is continuing to proactively implement the following measures and actions in order to remediate the material weaknesses listed above:

1.	Reviewing the staffing levels, capabilities and experience of the members of the Finance department and adding employees with appropriate financial statement closing and GAAP expertise.

2.	Establish a monthly business review process to ensure an in-depth senior management review of business segment results on a timely basis.

3.	Develop and document comprehensive accounting policies and procedures, including documentation of the methods for applying accounting policies through detailed process maps and procedural narratives.

4.	Identify and implement specific steps to improve information flow between the Finance department and other functional areas to ensure that information that could affect the financial statements, including the effects of all material agreements, is identified, communicated and addressed on a timely basis.

5.	Implement adherence to and deadline compliance with pre-established month-end, quarter-end and year-end closing schedules and closing checklists to ensure timely and documented completion of the financial statements.

6.	Develop and implement a policy and procedure to control the access, modification and review processes for spreadsheets that are used in the preparation of our financial statements and other disclosures.

7.	Conduct further training and education of the Finance department personnel on critical accounting policies and procedures, including account reconciliations and financial statement closing procedures, to develop and maintain an appropriate level of skills for proper identification and application of accounting principles.

8.	Conduct training and education for personnel outside the Finance department on critical accounting policies and procedures to improve the level of control awareness at our company and to ensure an appropriate level of understanding of the proper application of accounting principles that are critical to our financial reporting.

9.	Establish periodic meetings between the contracting functions and the Finance department to improve communication regarding the evaluation and reporting of PHS pricing requests and related matters.

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

Our Certificate of Incorporation, as amended, provides for the election of the entire Board of Directors at each annual meeting. Directors are elected for one-year terms or until their successors are duly elected and qualified. The terms of the current directors expire at the 2010 Annual Meeting of Stockholders upon the election and qualification of their successors.

Our By-Laws, as amended, specify that the number of directors shall be determined by the Board of Directors from time to time. Our By-Laws also provide that an increase in the number of directors to a number which is in excess of eight requires unanimous approval by the Board of Directors. The number of directors constituting the Board of Directors currently is fixed at seven directors and there are currently no vacancies on the Board of Directors. Due to delays in our SEC filings, we have not yet held our 2010 Annual Meeting of Stockholders.

The following table lists, for each of the directors, each such person’s principal occupation for at least the past five years, each person’s present position with our company, the year in which each was first elected as a director (each serving continuously since first elected or appointed), each person’s age (as of October 31, 2010) and each person’s directorships with other companies whose securities are registered with the SEC.

Name	Age	Service as a Director Since	Occupation, Position with Company; Other Directorships
Robert E. Baldini	80	2010

Robert Baldini has over fifty years of experience as an executive in the pharmaceutical industry. In 1981 he joined Key Pharmaceuticals as Vice President of Marketing and Sales and was subsequently promoted to General Manager and eventually President. In 1995 he joined Kos Pharmaceuticals where he served as the Vice Chairman of the Board and Chief of Marketing and Sales until its acquisition by Abbott Laboratories in 2006.

The Company believes Mr. Baldini is well qualified to serve as a member of the Company’s Board based on his extensive experience as an executive in the pharmaceutical industry and his prior service on pharmaceutical company boards of directors.

Gregory Bentley	61	2010

Gregory Bentley has served as our Company’s Senior Vice President, Law since June 2010. From 1999 to 2006, he served as general counsel to aaiPharma Inc., a drug development services and pharmaceuticals company. Between 2006 and early 2009, he was Senior Vice President and General Counsel of the Company.

The Company believes Mr. Bentley is well qualified to serve as a member of the Company’s Board based on his extensive experience in the pharmaceutical industry, with merger, acquisition and divestiture transactions and with our Company, and his knowledge of legal and healthcare regulatory issues.

Name	Age	Service as a Director Since	Occupation, Position with Company; Other Directorships
Mark A. Dow	60	2010

Mark Dow is a CPA who retired from a 36-year career at PricewaterhouseCoopers, LLP in June 2008 where he was the leader of its middle market tax practice.

Mr. Dow has a B.B.A. in Accounting from Eastern Michigan University. He currently serves on two Boards of Directors of non-public companies, both with revenues of approximately $600 million and growing.

The Company believes Mr. Dow is well qualified to serve as a member of the Company’s Board based on his extensive knowledge and experience with tax and accounting issues, merger and acquisition structuring and tax due diligence.

David S. Hermelin	44	2004

David Hermelin was our company’s Vice President of Corporate Strategy and Operations Analysis from 2002 to December 2008; Vice President of Corporate Planning and Administration of our company from 1995 to 2002; Manager of Strategic Planning and Administration of our company from 1993 to 1995; and Manager of Business Development of our company from 1990 to 1993.

The Company believes Mr. Hermelin is well qualified to serve as a member of the Company’s Board based on his extensive experience in the pharmaceutical industry and with our Company.

Joseph D. Lehrer	62	2010

Joseph Lehrer, Lead Director, currently serves as Chairman of the Corporate Department for Greensfelder, Hemker & Gale, P.C., a business law firm headquartered in St. Louis, Missouri, and a partner of its previous partnership since 1980. Mr. Lehrer has been a member of the board of directors of Todd Shipyards Corporation since 1992.

The Company believes Mr. Lehrer is well qualified to serve as a member of the Company’s Board based on his extensive experience advising clients with respect to merger, acquisition and divestiture transactions and in regard to venture capital and private financing transactions, including in the pharmaceutical industry and his prior service on boards of directors.

David Sidransky, M.D.	50	2010	Dr. Sidransky has served as the Director of the Head and Neck Cancer Research Division at Johns Hopkins University School of Medicine and is a Professor of Oncology, Otolaryngology – Head and Neck Surgery, Cellular & Molecular Medicine, Urology, and Pathology at Johns Hopkins University and Hospital for more than the past five years. Dr. Sidransky is

Name	Age	Service as a Director Since	Occupation, Position with Company; Other Directorships

serving and has served on scientific advisory boards of MedImmune, Roche, Amge and Veridex, LLC (a

Johnson & Johnson diagnostic company), among others. Dr. Sidransky founded, and is the Chairman of the Board of Champions Biotechnology, Inc. Dr. Sidransky also serves as Chairman of Tamir Biotechnology, Inc. Dr. Sidransky served as Director (2005-2008) of the American Association for Cancer Research.

The Company believes Dr. Sidransky is well qualified to serve as a member of the Company’s Board based on his extensive experience in clinical and medical oncology, his stature as a leading researcher in the field, and his experience with biotechnology companies.

Ana I. Stancic	53	2010

Ms. Stancic has over twenty years of extensive and diversified finance, accounting and operational experience in the healthcare industry. She is currently Senior Vice President and Chief Financial Officer of M2Gen, a wholly owned for-profit subsidiary of the Moffitt Cancer Center. From 2008 to 2009, she served as Chief Financial Officer of Aureon Bioscience, a life science company dedicated to enabling the advancement of predictive and personalized cancer treatment options. From 2007 to 2008, she was Executive Vice President and Chief Financial Officer at Omrix Biopharmaceuticals, Inc., an international publicly traded biopharmaceutical company with marketed products in the biosurgical and passive immunotherapy fields, which was acquired by Johnson and Johnson. From 2004 to 2007, Ms. Stancic was at ImClone Systems, Inc., a publicly traded biotechnology company, where she served in various financial roles, including Senior Vice President of Finance. Prior to joining ImClone, she was Vice President and Controller at Savient Pharmaceuticals, Inc. Ms. Stancic began her career at PricewaterhouseCoopers in the Assurance practice where she had responsibility for international and national companies in the pharmaceutical and services industries. Ms. Stancic is a Certified Public Accountant and holds an M.B.A. degree from Columbia University Graduate School of Business. She also serves as a member of the Board of Directors of Champions Biotechnology.

The Company believes Ms. Stancic is well qualified to serve as a member of the Company’s Board based on her extensive experience in the medical industry, her knowledge of tax and accounting issues and her prior service on boards of directors.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our executive officers, directors and persons who own more than 10% of a registered class of our equity securities to file periodic reports of ownership and changes in such ownership with the SEC. Such individuals are required by the rules and regulations of the SEC to furnish us with copies of all such forms they file. Based solely on a review of the copies of all forms furnished to us or written representations that no reports were required to be filed, we believe that such persons complied with all Section 16(a) filing requirements applicable to them with respect to transactions during fiscal year 2010 (which ended on March 31, 2010).

Audit Committee

Structure and Responsibilities

We have a standing Audit Committee of the Board consisting of Mark A. Dow, CPA (Chairman), Joseph D. Lehrer and Ana I. Stancic. The Board adopted the Audit Committee’s written charter. The Board has determined that each member of the Audit Committee meets the standards of independence required by our Corporate Governance Guidelines and the NYSE, as well as the independence requirements for audit committee members under Rule 10A-3 promulgated under the Exchange Act. In addition, the Board has determined that each member is financially literate and possesses sufficient accounting or related financial management expertise within the meaning of the listing standards of the NYSE and that each of Messrs. Dow and Lehrer and Ms. Stancic qualifies as an “audit committee financial expert” under the definition set forth in Item 407(d)(5) of Regulation S-K. The Audit Committee annually appoints our independent registered public accounting firm, reviews with the independent registered public accounting firm a plan and scope of the audit and audit fees, meets periodically with representatives of the independent registered public accounting firm, the internal auditors, the Board and management to monitor the adequacy of reporting, internal controls and compliance with our policies, reviews its annual and interim consolidated financial statements and performs the other functions or duties provided in the Audit Committee Charter.

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

We also have established a Senior Executives Code of Ethics as a supplement to the Standards of Business Ethics Policy. The Senior Executives Code of Ethics applies to the President and Chief Executive Officer, the Chief Financial Officer and Chief Accounting Officer and any other officer serving in a finance, accounting, treasury, tax or investor relations role. The Senior Executives Code of Ethics requires each such officer to provide accurate and timely information related to our public disclosure requirements. A copy of our Senior Executives Code of Ethics is available through our Internet website (http://www.kvpharmaceutical.com) and can be obtained free of charge by written request to the attention of the Secretary at the address appearing on the first page of this Annual Report on Form 10-K or by telephone at (314) 645-6600.

Item 11.	Executive Compensation

Compensation of Directors

Director Compensation is designed to attract individuals who have the required background, experience and functional expertise to provide strategic direction and oversight to us. Only those directors who are not also employees of our company are compensated for their service as directors. With respect to such non-employee directors, the Compensation Committee of the Board of Directors recommends the appropriate levels of compensation to the Board of Directors, and the full Board of Directors approves the actual compensation to be paid to the non-employee directors.

Basic Retainer—The cash component of the director compensation program was designed to compensate the non-employee directors for their service on the Board. The Board of Directors sets the level of cash compensation for service as a director from time to time. On January 12, 2009, the Board of Directors adopted and approved a revised compensation plan for directors for calendar year 2009 (the “2009 Plan”). On December 22, 2009, the Board of Directors adopted and approved a revised compensation plan for directors for calendar year 2010 (the “2010 Plan”). The 2010 Plan will be reviewed annually thereafter. Each plan is described more fully below.

Stock Options—The stock option component of the director compensation program was designed to align the interest of the directors with those of our stockholders. As such, upon appointment as a director, each non-employee director is granted options to acquire 7,500 shares of Class A Common Stock. Subsequent grants for non-employee directors who are not members of the Compensation Committee are determined periodically by the Board of Directors, based on the recommendation of the Compensation Committee. Subsequent grants for members of the Compensation Committee are determined periodically by the Board of Directors. Such options are granted as non-qualified options under the K-V Pharmaceutical Company 2001 Incentive Stock Option Plan and generally vest ratably over five years.

Expense Reimbursement—We also pay for the reasonable out-of-pocket expenses incurred by the non-employee directors for attendance at Board and committee meetings.

Director Compensation During Calendar Year 2009

Annual Retainers—The 2009 Plan provided that every director received an annual retainer in the amount of $116,000. The 2009 Plan also included additional annual retainers in the following amounts:

•	For the non-executive Chairman of the Board of Directors, $125,000;

•	For each member of the Audit Committee, $5,000, with an additional $15,000 for the Chairman of the Audit Committee;

•	For each of the Chairman of the Compensation Committee and the Chairman of the Nominating and Corporate Governance Committee, $5,000; and

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

One-Time Stock Option Grant—On January 13, 2009, the Board of Directors granted each non-employee director an option to purchase 15,000 shares of our Class A Common Stock pursuant to the K-V Pharmaceutical Company 2001 Incentive Stock Option Plan at an exercise price equal to the closing price of the Class A Common Stock on the NYSE on that date. The non-incentive stock options, which have a 10 year life, vested in 25% increments on March 31, 2009, June 30, 2009, September 30, 2009 and December 31, 2009 and are exercisable upon vesting. In the event a director ceases to be a director within 12 months of a change of control, the options are exercisable immediately.

Director Compensation Paid During Fiscal Year 2010

The following table sets forth the annual compensation to non-employee directors for the fiscal year ended March 31, 2010:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)(1)	Total ($)
Jean M. Bellin	215,485	—	22,871	238,356
Kevin S. Carlie	264,250	—	24,870	289,120
Terry B. Hatfield	416,734	—	23,579	440,313
David S. Hermelin	136,750	—	6,166	142,916
Marc S. Hermelin	210,525	—	6,166	216,691
Jonathon E. Killmer	260,076	—	19,730	279,806
Norman D. Schellenger	250,326	—	16,173	266,499

(1)	Represents the aggregate grant date fair value of option awards computed in accordance with FASB ASC Topic 718. Fair value is based on the Black-Scholes option pricing model using the fair value of the underlying shares at the measurement date. For additional discussion of the valuation assumptions used in determining stock-based compensation and the grant date fair value for stock options, see Note 18—“Stock-Based Compensation” of the Notes to the Consolidated Financial Statements included in this Annual Report on Form 10-K.

As of March 31, 2010, non-employee directors had the following outstanding unexercised options:

	Number of Securities Underlying Options (#)		Option Exercise Price ($)	Option Expiration Date	Option Grant Date Fair Value ($)
Name	Class A Common Stock	Class B Common Stock
Jean M. Bellin	2,500	—	19.99	11/1/2010	30,067
	4,500	—	22.32	10/1/2013	52,331
	15,000	—	2.95	1/13/2019	24,964

Kevin S. Carlie	7,500	—	19.70	11/1/2010	88,358
	2,000	—	23.70	10/5/2011	25,302
	4,500	—	22.32	10/1/2013	52,331
	15,000	—	2.95	1/13/2019	24,964

Terry B. Hatfield	2,500	—	19.26	11/1/2010	28,524
	4,500	—	22.32	10/1/2013	52,331
	15,000	—	2.95	1/13/2019	24,964

David S. Hermelin	15,000	—	2.95	1/13/2019	24,964

Marc S. Hermelin	15,000	—	2.95	1/13/2019	24,964

Jonathon E. Killmer	—	5,000	23.80	10/5/2011	63,522
	—	2,500	24.72	5/6/2013	32,954
	4,500	—	22.32	10/1/2013	52,331
	15,000	—	2.95	1/13/2019	24,964

John Sampson	—	—	—	—	—

Norman D. Schellenger	2,500	—	19.99	11/1/2010	30,067
	4,500	—	22.32	10/1/2013	51,551
	15,000	—	2.95	1/13/2019	24,964

Director Compensation During Calendar Year 2010

Annual Retainers—The 2010 Plan provides that every director receives an annual retainer in the amount of $175,000. The 2010 Plan also includes additional annual retainers in the following amounts:

•	For the non-executive Chairman of the Board of Directors, if one is elected, $125,000;

•	For the Lead Director, if one is elected, $75,000;

•	For each member of the Audit Committee, $5,000, with an additional $15,000 for the Chairman of the Audit Committee;

•	For each of the Chairman of the Compensation Committee and the Chairman of the Nominating and Corporate Governance Committee, $5,000; and

•

For each member of the Finance Committee, $5,000, with an additional $15,000 for the Chairman of the Finance Committee. Additionally, each member of the Finance Committee receives additional compensation based on the number of meetings attended and time spent on financing matters for the Company.

Annual retainers were payable in advance in equal quarterly installments on the first business day of each calendar quarter up until the quarter ended September 30, 2010. Effective with the quarter ended December 31, 2010, annual retainers are paid in arrears in equal quarterly installments. If, during any quarter, a director resigns, including due to incapacity or death, is removed without cause, or is not re-elected, any previously paid quarterly installment is deemed fully earned. If a director attends fewer than 75% of meetings during the calendar year, the 2010 Plan provides that such director’s retainer will be reduced on a pro-rata basis and that excess amounts already received are required to be reimbursed to us.

Per-Meeting Fees— Beginning with the thirteenth meeting of the Board of Directors in each calendar year, each non-employee director will receive a fee in the amount of $2,000 for every meeting of the Board of

Directors lasting more than two hours and $1,000 for every meeting of the Board of Directors lasting two hours or less. Beginning with the thirteenth meeting of each committee in each calendar year (other than the special committee), each non-employee director will receive a fee in the amount of $1,500 for every meeting of such committee lasting more than two hours and $750 for every meeting of such committee lasting two hours or less.

Compensation Discussion and Analysis

The Compensation Discussion and Analysis describes our compensation philosophy, objectives and policies for fiscal year ended March 31, 2010 as applicable to the six current and former executive officers that constitute the “named executive officers:”

•	Gregory J. Divis, Jr., Chief Executive Officer, President and President of our subsidiary, Ther-Rx Corporation;

•	Thomas S. McHugh, Chief Financial Officer, Treasurer, and Chief Accounting Officer;

•	David A. Van Vliet, former Interim Chief Executive Officer and Interim President, who served in such capacities until July 14, 2010;

•	Michael S. Anderson, former President and Chief Executive Officer of our subsidiary, ETHEX Corporation, who served in such capacities until April 30, 2010;

•	Paul T. Brady, former Vice President, Business Development Administration and President of our subsidiary, Particle Dynamics, Inc., who served in such capacities until June 2, 2010; and

•	Ronald J. Kanterman, former Vice President, Treasurer and Chief Financial Officer, who served in such capacities until September 2, 2009.

The Compensation Discussion and Analysis summarizes the structure and rationale for each element of the named executive officers’ compensation. Compensation for each of our named executive officers was determined as described in more detail under the caption “—Determining Individual Compensation Levels.” The basic components of each named executive officer’s compensation is set forth in an employment agreement between such officer and our company as described in more detail under the caption “—Employment Arrangements with Named Executive Officers.”

In connection with the discontinuation of manufacturing and distribution of our approved products and the investigation by the FDA and related matters, as more fully described under Item 1—“Business—(b) Significant Recent Developments—Discontinuation of Manufacturing and Distribution; Product Recalls; and the FDA Consent Decree” in this Annual Report on Form 10-K, and due to the related impact on our operations and financial position, the Compensation Committee elected: (1) to discontinue all Incentive Compensation Plans for fiscal year 2009, as a result of which none of the named executive officers received any annual incentive payments with respect to fiscal year 2009; (2) not to establish Incentive Compensation Plans for fiscal year 2010, as a result of which none of the named executive officers received any annual incentive payments with respect to fiscal year 2010; (3) not to pre-establish performance goals with respect to performance-based compensation for fiscal year 2011; and (4) not to increase base salary levels for the named executive officers, and increase base salaries for salaried employees only in connection with promotions or salary adjustments, for fiscal year 2010. On September 13, 2010, we implemented a mandatory salary reduction program for exempt personnel, ranging from 15% to 25% of base salary, in order to conserve our cash and financial resources. Each of the current named executive officers had their respective salaries reduced by 25% as a result of this program.

As described in more detail below, certain of the named executive officers are participants in retention programs that we implemented in fiscal year 2009 as a result of our desire to retain their services following the discontinuation of manufacturing and distribution of our approved products and the investigation by the FDA and related matters, as more fully described under Item 1—“Business—(b) Significant Recent Developments—Discontinuation of Manufacturing and Distribution; Product Recalls; and the FDA Consent Decree” in this Annual Report on Form 10-K, and the substantial decline in our stock price during the 2009 and 2010 fiscal years.

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

Compensation and Benefits Philosophy

Our compensation program for fiscal year 2010 was based on the following guiding principles:

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

In December 2008, the Compensation Committee retained Frederic W. Cook & Co., Inc. to act as its compensation consultant. The compensation consultant assisted the Compensation Committee in determining the initial base salary for our former Interim Chief Executive Officer, conducted an analysis of non-employee director compensation, and worked with the Compensation Committee and outside counsel on the terms of the retention agreements and employment agreements for selected employees. The compensation consultant continues to assist the Compensation Committee from time to time with our company’s compensation programs.

To benchmark our former Interim Chief Executive Officer’s compensation, the compensation consultant reviewed the amounts and composition of compensation paid to chief executive officers of the following publicly traded pharmaceutical and drug delivery companies:

•	Angiotech Pharmaceuticals

•	APP Pharmaceuticals (acquired by Fresenius in 2008)

•	Auxilium Pharmaceuticals

•	Barr Pharmaceuticals (acquired by Teva Pharmaceuticals in 2008)

•	Biovail Corporation

•	Caraco Pharmaceutical Laboratories

•	Endo Pharmaceuticals Holdings

•	Hi-Tech Pharmacal

•	Medicis Pharmaceutical Corporation

•	Par Pharmaceutical Companies

•	Sciele Pharma (acquired by Shionogi & Co. in 2008)

•	Valeant Pharmaceuticals

•	Watson Pharmaceuticals

At the time the review was conducted, our net revenues for the most recently completed fiscal year (the fiscal year ended March 31, 2008) approximated the median of the peer group. Based on the compensation consultant’s analysis of the market data, the Compensation Committee recommended and the Board of Directors approved an increase in Mr. Van Vliet’s annual base salary from $445,050 to $525,000 in connection with his appointment as Interim Chief Executive Officer in December 2008. Mr. Van Vliet’s increased annual base salary was below the 25th percentile of the peer group. Mr. Van Vliet’s base salary remained at this level through July 14, 2010, the effective date of his termination. The Compensation Committee also reviewed Mr. Anderson’s salary in light of the Interim Chief Executive Officer’s salary determination and Mr. Anderson’s appointment as President and Chief Executive Officer of ETHEX and, based on the Compensation Committee’s recommendation, the Compensation Committee recommended and the Board of Directors approved an increase in Mr. Anderson’s annual base salary from $357,365 to $400,000 in connection with his appointment as President and Chief Executive Officer of ETHEX in December 2008. Mr. Anderson’s salary increase was not based on a review of external market data, but rather on a review of Mr. Anderson’s pay relative to that of the Interim Chief Executive Officer, as well as on other internal equity considerations. Mr. Anderson’s base salary remained at this level through April 30, 2010, the effective date of his resignation.

Components of Total Compensation

We provide two main types of compensation: (1) direct compensation (including base salary, annual cash incentives, stock options and retention awards); and (2) indirect compensation (including benefits such as insurance, 401(k) plan and perquisites).

In connection with the discontinuation of manufacturing and distribution of our approved products and the investigation by the FDA and related matters, as more fully described under Item 1—“Business—(b) Significant Recent Developments—Discontinuation of Manufacturing and Distribution; Product Recalls; and the FDA Consent Decree” in this Annual Report on Form 10-K, and due to the related impact on our operations and financial position, the Compensation Committee elected: (1) to discontinue all Incentive Compensation Plans for fiscal year 2009, as a result of which none of the named executive officers received any annual incentive payments with respect to fiscal year 2009; (2) not to establish Incentive Compensation Plans for fiscal year 2010, as a result of which none of the named executive officers received any annual incentive payments with respect to fiscal year 2010; (3) not to pre-establish performance goals with respect to performance-based compensation for fiscal year 2011; and (4) not to increase base salary levels for the named executive officers, and increase base salaries for salaried employees only in connection with promotions or salary adjustments, for fiscal year 2010.

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

For fiscal year 2009, we adopted an Incentive Compensation Plan for each named executive officer, to reward achievement of certain corporate objectives, as determined at the end of fiscal year 2009. Following the discontinuation of manufacturing and distribution of our approved products and the investigation by the FDA and related matters and due to the related impact on our operations and financial position, we discontinued all Incentive Compensation Plans for fiscal year 2009 and determined not to adopt Incentive Compensation Plans for fiscal year 2010. Consequently, none of the named executive officers received any annual incentive payments with respect to fiscal years 2009 or 2010. As a result, our current compensation program, including decisions relating to performance-based compensation, is based on the Compensation Committee’s subjective and discretionary assessment of the overall performance of our company and individual executive officers after receiving recommendations from the Interim Chief Executive Officer with respect to his direct reports. The Compensation Committee has not established performance goals for fiscal year 2011, however, the Compensation Committee anticipates establishing performance goals in the future.

Discretionary cash incentives—The Compensation Committee may grant discretionary cash bonuses based on our company’s overall performance and the performance of individual executive officers. During fiscal year 2010, we did not make any discretionary cash bonus awards to named executive officers other than pursuant to retention awards.

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

In addition to the retention awards described below, throughout fiscal 2010, the Board of Directors, at the recommendation of the Compensation Committee, made stock option grants as described in the following table to certain named executive officers. All such options have a ten year term, an exercise price equal to the closing price of the Class A Common Stock on the NYSE on the date of grant, and vest annually over three years (33% on the first anniversary date, 33% on the second anniversary date and 34% on the third anniversary date).

Name	Total Number of Stock Options Granted During Fiscal Year 2010(a)	Portion of Stock Options Vesting April 24, 2010	Portion of Stock Options Vesting April 24, 2011	Portion of Stock Options Vesting April 24, 2012
Thomas S. McHugh(a)	20,000	6,600	6,600	6,800

(a)	The stock options have a ten-year term and an exercise price of $1.40 per share.

Retention Awards—In April 2009, we implemented a retention program designed to achieve the following objectives:

•	retain key executives that are critical to helping us successfully overcome the challenges facing our company at that time; and

•	provide meaningful retention incentives while conserving as much cash as possible.

The primary components of the program included cash retention bonuses for 24 key employees at the vice president and director levels, as well as a combination of stock option awards and longer-term cash retention bonuses for 41 senior managers. As part of this program, Mr. Divis received a cash retention bonus and a grant of stock options, Mr. McHugh received a cash retention bonus and a grant of stock options, Mr. Van Vliet and Mr. Brady each received a grant of stock options, and Messrs. Anderson and Kanterman each received cash retention bonuses.

•

The stock options were granted on April 24, 2010 pursuant to the K-V Pharmaceutical Company 2001 Incentive Stock Option Plan and represent options to purchase shares of our Class A Common Stock. The options were granted on April 24, 2009, with a ten year term and an exercise price equal to the closing price of the Class A Common Stock on the NYSE on the date of grant ($1.52 per share), and vested 50% on December 31, 2009 and will vest 50% on December 31, 2010, subject to the executive’s continued employment with our company or any subsidiary. If the executive’s employment is terminated without cause prior to December 31, 2010, any unvested stock options will vest upon termination.

•

The cash retention awards were paid subject to the participant’s continued employment with our company or a subsidiary through March 31, 2010. If the executive was terminated without cause before March 31, 2010, the executive still received the cash retention award.

The following table outlines the stock option retention grants and cash retention bonuses provided to the named executive officers.

Name	Stock Options(a)	Cash Retention Award
Gregory J. Divis, Jr.	10,000	$60,000
Thomas S. McHugh	5,000	$30,000
David A. Van Vliet(b)	50,000	$—
Ronald J. Kanterman(c)	—	$40,000
Michael S. Anderson(d)	—	$60,000
Paul T. Brady(e)	10,000	$—

(a)	The stock options have a ten-year term and an exercise price of $1.52 per share. They vested 50% on December 31, 2009 and will vest 50% on December 31, 2010.
(b)	Mr. Van Vliet’s employment with our Company was terminated effective July 14, 2010.
(c)	As set forth under “Employment Arrangements with Named Executive Officers—Mr. Kanterman (Former Chief Financial Officer)—Separation Agreement” below, pursuant to the terms of the Separation Agreement, Mr. Kanterman remained eligible to receive the cash retention award.
(d)	Mr. Anderson resigned from his employment with our Company effective April 30, 2010. Accordingly, each stock option held by him expired effective July 31, 2010 pursuant to the terms of the Incentive Stock Option Agreement for each such option award.
(e)	Mr. Brady resigned from his employment with our Company effective June 2, 2010.

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

Determining Incentive Compensation Allocation—Annual and Long-Term Incentives. The amount allocated to annual versus long-term compensation is determined on the basis of the amount of available funding for our overall compensation programs, including executive compensation. The overall funding levels are ultimately subject to the judgment and approval of the Compensation Committee to ensure an appropriate alignment with the interests of our stockholders and our ability to meet our long-term strategic goals. In determining individual executive officer pay levels, the Compensation Committee considers the total compensation to be delivered to individual executives and exercises discretion in determining an appropriate balance between short-term cash and long-term equity compensation. We believe this “total compensation” approach—permitting flexibility to shift the mix of annual and long-term compensation—provides the ability to align pay decisions with the short- and long-term needs of the business. It also allows for the flexibility needed to recognize differences in performance by providing differentiated pay.

Each named executive officer is evaluated on an annual basis and, to the extent the Compensation Committee determines to grant options to such named executive officer, options are typically granted at the end of the review period. We have not adopted any policy with respect to coordinating option grant dates with the release of material non-public information. Rather, the grant date with respect to any options granted to a named executive officer generally is the date the Compensation Committee determines to grant such options. In general, stock option grant dates correspond to the last trading day of a fiscal quarter. As such, there may be times when the Compensation Committee grants options when the Board of Directors or Compensation Committee is in possession of material non-public information. The Compensation Committee typically does not take such information into account when determining whether and in what amount to make option grants.

Determining Individual Compensation Levels

Compensation levels for named executive officers who currently are employed with our company are determined, and for the former Interim Chief Executive Officer, the former Chief Financial Officer, the former President and Chief Executive Officer of ETHEX and the former President of Particle Dynamics were determined, based on (1) the overall performance of our company, (2) individual performance, (3) the executive’s experience and tenure at our company and (4) the terms of the related employment agreement.

For fiscal year 2009, we adopted an Incentive Compensation Plan for each named executive officer. As noted above, we discontinued all Incentive Compensation Plans for fiscal year 2009 and determined not to establish Incentive Compensation Plans for fiscal year 2010. Consequently, none of the named executive officers received any annual incentive payments with respect to fiscal years 2009 or 2010. In addition, the Compensation Committee determined not to pre-establish performance goals with respect to our performance-based compensation for fiscal year 2011. The Compensation Committee will consider establishing performance goals for subsequent fiscal years.

The Impact of Accounting and Tax Treatments on Forms of Compensation Paid

Based on regulations issued by the Internal Revenue Service, we have taken certain actions to be eligible to deduct performance-based compensation paid to our named executive officers. Section 162(m) of the Internal Revenue Code generally disallows a tax deduction to public companies for compensation exceeding $1 million paid to the chief executive officer and any one of the four other most highly compensated executive officers for any fiscal year. Qualifying performance-based compensation is not subject to the limitation if certain requirements are met.

Our company has adopted FASB ASC Topic 718, which requires the measurement and recognition of compensation expense, based on estimated fair values, for all share-based compensation awards made to employees and directors over the vesting period of the awards. Stock-based compensation is recognized based on the grant date fair value estimated in accordance with the provisions of FASB ASC Topic 718. Determining the fair value of share-based awards at the grant date requires judgment to identify the appropriate valuation model and estimate the assumptions, including the expected term of the stock options and expected stock-price volatility, to be used in the calculation. Judgment is also required in estimating the percentage of share-based awards that are expected to be forfeited. We estimated the fair value of stock options granted using the Black-Scholes option-pricing model with assumptions based primarily on historical data. If actual results differ significantly from these estimates, stock-based compensation expense could be materially impacted.

Employment Arrangements with Named Executive Officers

Mr. Divis (Chief Executive Officer, President, and President of Ther-Rx Corporation)

We previously entered into an employment and confidentiality agreement with Mr. Divis, Chief Executive Officer, President, and President of Ther-Rx Corporation that commenced on July 20, 2007 and remained in full force and effect during fiscal year 2009. On November 19, 2009, we entered into a new employment agreement with Mr. Divis, which replaced and superseded in its entirety the employment and confidentiality agreement. The terms of Mr. Divis’ current employment agreement are described below.

Mr. Divis’ employment agreement has an initial term that ends on December 31, 2011. The term will automatically extend for successive twelve month periods unless terminated by us or Mr. Divis by written notice at least 180 days prior to the expiration of the then current term. In addition, if a change of control (as such term is defined in the agreement) occurs during the term, the agreement will not expire prior to the second anniversary of the date of consummation of the change of control.

Pursuant to the agreement, Mr. Divis receives a base salary of $335,000 per annum (prior to the salary reduction program whereby his base salary was reduced by 25% effective September 13, 2010), which will be reviewed annually and may be increased at the discretion of the Board of Directors or the Compensation Committee. Mr. Divis is eligible to receive an annual cash bonus based on performance objectives established by the Compensation Committee each year, provided that we, in our discretion, elect to put into effect an annual cash incentive plan or similar policy with respect to any applicable year.

We may terminate the agreement (1) immediately for “cause” (as defined in the agreement) upon written notice to Mr. Divis, (2) without cause upon 30 days’ advance written notice or (3) upon Mr. Divis’ disability (as defined in the agreement) upon 30 days’ advance written notice. Any determination that Mr. Divis should be terminated for cause may be made during or after the term of the agreement and must be approved by no fewer than sixty-six and two-thirds (66-2/3) percent of the directors then serving on the Board of Directors; provided, however, that if Mr. Divis is a member of the Board of Directors, he will not participate in such vote, and a determination of cause may be made by no fewer than sixty-six and two-thirds (66-2/3) percent of the remaining directors then serving on the Board of Directors.

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

Mr. McHugh (Chief Financial Officer, Treasurer and Chief Accounting Officer)

We previously entered into an employment agreement with Mr. McHugh, Chief Financial Officer, Treasurer and Chief Accounting Officer that commenced on February 19, 2010. This agreement remained in full force and effect until July 6, 2010, when we entered into a new employment agreement with Mr. McHugh upon his appointment as Chief Financial Officer and Treasurer, which replaced and superseded in its entirety the previous employment agreement.

Under the employment agreement entered into effective July 6, 2010, Mr. McHugh was appointed as Chief Financial Officer and Treasurer and his base salary was increased from $230,000 to $300,000. The other material terms of each of the employment agreements are substantially the same. The current agreement has an initial term that ends on December 31, 2011. The term will automatically extend for successive twelve month periods unless terminated by us or Mr. McHugh by written notice at least 180 days prior to the expiration of the then current term. In addition, if a change of control (as such term is defined in the agreement) occurs during the term, the agreement will not expire prior to the second anniversary of the date of consummation of the change of control.

Pursuant to the agreement, Mr. McHugh receives a base salary of $300,000 per annum (prior to the salary reduction program whereby his base salary was reduced by 25% effective September 13, 2010), which will be reviewed annually and may be increased at the discretion of the Board of Directors or the Compensation Committee. Mr. McHugh is eligible to receive an annual cash bonus based on performance objectives established by the Compensation Committee each year, provided that we, in our discretion, elect to put into effect an annual cash incentive plan or similar policy with respect to any applicable year.

We may terminate the agreement (1) immediately for “cause” (as defined in the agreement) upon written notice to Mr. McHugh, (2) without cause upon 30 days’ advance written notice or (3) upon Mr. McHugh’s disability (as defined in the agreement) upon 30 days’ advance written notice. Any determination that Mr. McHugh should be terminated for cause may be made during or after the term of the agreement and must be approved by no fewer than sixty-six and two-thirds (66-2/3) percent of the directors then serving on the Board of

Directors; provided, however, that if Mr. McHugh is a member of the Board of Directors, he will not participate in such vote, and a determination of cause may be made by no fewer than sixty-six and two-thirds (66-2/3) percent of the remaining directors then serving on the Board of Directors.

Mr. McHugh may resign his employment upon giving us at least 120 days’ advance written notice. In addition, subject to certain notice and cure periods provided in the agreement, Mr. McHugh may resign from his employment with us for “relocation,” which is defined as the relocation of Mr. McHugh’s principal place of employment to a place more than 75 miles from his principal place of employment as of the effective date of the agreement.

In the event that Mr. McHugh’s employment is terminated by us without cause or by Mr. McHugh upon relocation, subject to Mr. McHugh’s compliance with the provisions of the agreement and the execution by Mr. McHugh of a general release of claims, as set forth in the agreement, we will pay or provide to Mr. McHugh the following. Please see “—Potential Payments Upon Termination or Change-in-Control” for a description of these benefits:

•

continued participation in our plans providing medical, dental and vision insurance benefits, as applicable, for the 18 month period following the termination date; provided that, such welfare plan coverage will cease if Mr. McHugh obtains other full time employment providing for comparable welfare plan benefits prior to the expiration of such 18 month period; and

•

the following amount to be paid (1) over a period of 12 months in equal bi-weekly installments, less deductions as required by law, if the termination occurs prior to a change of control (as defined in the agreement) or (2) in a lump sum, less deductions as required by law, if the termination occurs within 12 months of a change of control: an amount equal to one times the sum of (x) Mr. McHugh’s then current base salary plus (y) Mr. McHugh’s target annual cash incentive for the then-current year of the term (provided, however, solely for purposes of determining payments following a termination by us without cause or by Mr. McHugh upon relocation, that in the event we have not adopted an annual cash incentive plan or similar policy with respect to any applicable year, the annual cash incentive for such year will be an amount equal to 25 percent of Mr. McHugh’s then-current base salary; and, provided further, that if such termination occurs after the initial term of the agreement, the average of the annual cash incentive earned by Mr. McHugh for the two calendar years immediately preceding the year of termination will replace “target annual cash incentive”).

Pursuant to the agreement, we will make a tax gross-up payment to Mr. McHugh under certain circumstances in the event he is required to pay any excise tax imposed on any amounts or benefits payable in connection with a change of control pursuant to Section 4999 of the Internal Revenue Code; provided, however, that in the event the aggregate value of the total amounts and benefits payable to Mr. McHugh in connection with a change of control exceeds three times his “base amount,” as defined in Section 280G(b)(3) of the Internal Revenue Code (the “Parachute Threshold”), by less than 10%, one or more of the amounts or benefits payable to Mr. McHugh will be reduced so that the aggregate value of such amounts and benefits is $1.00 less than the Parachute Threshold.

For a period of 36 months immediately following termination, regardless of how, when or why Mr. McHugh’s employment ends, he may not, among other things, compete with us, solicit our customers or employees or interfere with any of our suppliers, all as more fully described in the agreement.

Mr. Van Vliet (former Interim Chief Executive Officer and Interim President)

The Board of Directors appointed Mr. Van Vliet to serve as Interim President and Interim Chief Executive Officer on December 5, 2008. Prior to such date, Mr. Van Vliet served as President and Chief Executive Officer of our subsidiary, ETHEX Corporation. Mr. Van Vliet’s employment and confidentiality agreement, which became effective on September 29, 2006 and was amended on December 31, 2008, remained in full force and effect during fiscal year 2009. On December 5, 2008, in connection with his appointment as Interim Chief Executive Officer, the Compensation Committee increased Mr. Van Vliet’s annual base salary from $445,050 to

$525,000. On November 23, 2009, we entered into a new employment agreement with Mr. Van Vliet, which replaced and superseded in its entirety the employment and confidentiality agreement. We terminated Mr. Van Vliet’s employment effective as of July 14, 2010.

Employment agreement entered into on November 23, 2009—The agreement had an initial term that ended on December 31, 2011. The term would automatically extend for successive twelve month periods unless terminated by us or Mr. Van Vliet by written notice at least 180 days prior to the expiration of the then current term. In addition, if a change of control (as such term is defined in the agreement) occurred during the term, the agreement would not expire prior to the second anniversary of the date of consummation of the change of control.

Pursuant to the agreement, Mr. Van Vliet received a base salary of $525,000 per annum, which would be reviewed annually and could be increased at the discretion of the Board of Directors or the Compensation Committee. Mr. Van Vliet was eligible to receive an annual cash bonus based on performance objectives established by the Compensation Committee each year, provided that we, in our discretion, elected to put into effect an annual cash incentive plan or similar policy with respect to any applicable year.

We could terminate the agreement (1) immediately for “cause” (as defined in the agreement) upon written notice to Mr. Van Vliet, (2) without cause upon 30 days’ advance written notice or (3) upon Mr. Van Vliet’s disability (as defined in the agreement) upon 30 days’ advance written notice. Any determination that Mr. Van Vliet should be terminated for cause could be made during or after the term of the agreement and must be approved by no fewer than sixty-six and two-thirds (66-2/3) percent of the directors then serving on the Board of Directors; provided, however, that if Mr. Van Vliet was a member of the Board of Directors, he would not participate in such vote, and a determination of cause may be made by no fewer than sixty-six and two-thirds (66-2/3) percent of the remaining directors then serving on the Board of Directors. On June 14, 2010 we gave Mr. Van Vliet’s 30 days’ advance written notice of the termination of his employment.

Mr. Van Vliet could resign his employment upon giving us at least 120 days’ advance written notice. In addition, subject to certain notice and cure periods provided in the agreement, Mr. Van Vliet could resign from his employment with us for “good reason,” which was defined as the occurrence of any of the following without Mr. Van Vliet’s prior written consent:

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

The employment agreement provided that in the event that Mr. Van Vliet’s employment was terminated by us without cause or by Mr. Van Vliet with good reason, subject to Mr. Van Vliet’s compliance with the provisions of the agreement and the execution by Mr. Van Vliet of a general release of claims, as set forth in the agreement, we would pay or provide to Mr. Van Vliet the following. Please see “—Potential Payments Upon Termination or Change-in-Control” for a description of these benefits:

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

•

if the termination occurs prior to December 1, 2010, an amount equal to two times the sum of (x) Mr. Van Vliet’s then current base salary plus (y) Mr. Van Vliet’s target annual cash incentive, which amount (solely for purposes of determining payments following a termination by us without cause or by Mr. Van Vliet with good reason) will be determined by the Board of Directors in its sole discretion at the time of such termination and will not exceed 50 percent of Mr. Van Vliet’s then-current base salary; or

•

if the termination occurs on or after December 1, 2010, an amount equal to two times the sum of (x) Mr. Van Vliet’s then current base salary plus (y) Mr. Van Vliet’s target annual cash incentive for the then-current year of the term (provided, however, solely for purposes of determining payments following a termination by us without cause or by Mr. Van Vliet with good reason, that in the event we have not adopted an annual cash incentive plan or similar policy with respect to any applicable year, the annual cash incentive for such year will be an amount equal to 50 percent of Mr. Van Vliet’s then-current base salary; and, provided further, that if such termination occurs after the initial term of the agreement, the average of the annual cash incentive earned by Mr. Van Vliet for the two calendar years immediately preceding the year of termination will replace “target annual cash incentive”).

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

Mr. Anderson (Former President and Chief Executive Officer of ETHEX Corporation)

We previously entered into an employment agreement with Mr. Anderson, former President and Chief Executive Officer of our subsidiary, ETHEX Corporation. Mr. Anderson’s initial employment agreement with us commenced on May 23, 1994 and was subsequently amended on May 5, 1997, February 16, 2000, February 20, 2006 and December 31, 2008. The employment agreement, which remained in full force and effect during fiscal year 2010, had a term that would have expired on March 31, 2011 and provided for a renewal for successive 12-month periods thereafter until terminated by us or Mr. Anderson. In connection with his appointment as President and Chief Executive Officer of ETHEX, the Board of Directors increased Mr. Anderson’s annual base salary from $357,365 to $400,000 in December 2008. Prior to his appointment as President and Chief Executive Officer of ETHEX, Mr. Anderson served as Vice President, Industry Presence and Development.

The employment agreement permitted Mr. Anderson to terminate the employment agreement by giving us notice (1) three months prior to the end of the initial term or a successive term or (2) at any time in the event he experienced health problems that required his retirement from a business career. The agreement provided that it would have terminated six months after notice was given, unless Mr. Anderson was disabled and unable to carry out the duties of his position, in which case the agreement would have terminated earlier. Unless otherwise notified by us, Mr. Anderson would have been required under the agreement to continue to perform his duties as an employee for six months after giving notice. He would have received his standard compensation while continuing to perform his duties as an employee.

The employment agreement allowed us to terminate the agreement for any reason or for “cause” (as such term is defined in the agreement). If the agreement had been terminated by us not for cause, Mr. Anderson would have been entitled to receive no less than one-half of his annual base salary, reduced by usual withholdings, payable in twelve equal monthly installments. In addition, Mr. Anderson would have received, at our expense, continued medical, disability, life insurance and other insurance coverage for twelve months or until Mr. Anderson obtained other full-time, non-temporary employment which provided comparable coverage. In addition, all stock options held by Mr. Anderson would have become fully vested on the day of termination and remained exercisable for six months thereafter or until Mr. Anderson obtained other full-time, non-temporary employment, if earlier.

In the event we had terminated the agreement for cause, Mr. Anderson would not have been entitled to any severance pay.

If, within two years following a change of control (as such term is defined in the agreement), Mr. Anderson’s employment had terminated, involuntarily, with or without cause, for any reason whatsoever (except the death or disability of Mr. Anderson), he would have been entitled to receive a lump sum payment equal to the sum of (1) 1.5 times the greater of (a) his base salary immediately prior to the date of termination or (b) his base salary in effect immediately prior to the date on which the change of control occurred and (2) Mr. Anderson’s bonus which would have been payable in respect of the eighteen-month period beginning on the date of termination if Mr. Anderson had continued in his position. The bonus would have been equal to the average of the bonuses Mr. Anderson received during the three most recent complete bonus years. Mr. Anderson would have received continued welfare benefits, such as health, life, dental and accidental death and dismemberment insurance, for a period of twenty-four months. In addition, unless the related option agreements provided otherwise, all stock options held by Mr. Anderson would have become fully vested and transferrable on the day of termination and remained exercisable for ninety days thereafter.

The employment agreement also provided that for a period of 36 months immediately following termination, regardless of how, when or why Mr. Anderson’s employment ended, he was not permitted to, among other things, compete with us, solicit our customers or employees or interfere with any of our suppliers, all as more fully described in the agreement.

On April 22, 2010, Mr. Anderson resigned as President and Chief Executive Officer of ETHEX. The resignation became effective on April 30, 2010. In connection with his resignation, we, ETHEX and Mr. Anderson entered into a Voluntary Resignation Agreement and Release of Claims (the “Resignation Agreement”). The terms of the Resignation Agreement are described below.

Mr. Anderson voluntarily resigned from all positions, offices and corresponding duties and responsibilities as President and Chief Executive Officer and an employee of ETHEX and as an agent of us and ETHEX (together, the “KV Companies”), effective April 30, 2010 (the “Effective Resignation Date”).

The Resignation Agreement provides that, immediately following the Effective Resignation Date and for a period of twelve (12) months thereafter (the “Consulting Period”), Mr. Anderson will provide consulting and advisory services to, or on behalf of, the KV Companies, as may be requested from time to time by the KV Companies, as more fully described in the Resignation Agreement (the “Consulting Services”). Mr. Anderson also will make himself available upon reasonable notice to provide Consulting Services, not to exceed 25 hours per week or 12 days per month, unless otherwise agreed to in writing by the parties.

The Resignation Agreement also provides that during the Consulting Period, the KV Companies will:

•	pay Mr. Anderson, in twelve (12) equal monthly installments, an amount equal to his annual base salary at the time of his voluntary termination, less regular withholdings and deductions (the

“Consulting Payments”). In the event Mr. Anderson obtains other full-time, non-temporary employment and is unavailable to provide the level of Consulting Services specified in the Resignation Agreement, all future Consulting Payments will immediately cease. In the event Mr. Anderson obtains other full-time, non-temporary employment but still remains available to provide the Consulting Services, we will continue to pay Mr. Anderson in an amount equal to one-half of his Consulting Services; and

•

provide Mr. Anderson, at the expense of the KV Companies, with medical, disability and life insurance coverage and any other coverages of the same or similar types, and in the same or similar amounts, as the KV Companies provided to Mr. Anderson as of the Effective Resignation Date. This continued insurance coverage will cease if Mr. Anderson obtains other full-time, non-temporary employment which provides insurance coverage.

Please see “—Potential Payments Upon Termination or Change-in-Control” for a description of these benefits.

The Resignation Agreement also provides that the restrictive covenants set forth in the employment agreement remain in place. In addition, Mr. Anderson agrees to keep the KV Companies advised of his employment and the identity and location of his employer’s business. Mr. Anderson also released and discharged the KV Companies and certain related released parties from all claims, all as set forth in the Resignation Agreement.

Mr. Brady (Former Vice President, Business Development Administration and President of Particle Dynamics, Inc.)

Our subsidiary Particle Dynamics, Incorporated previously entered into an employment and confidential information agreement with Mr. Brady, former Vice President, Business Development Administration and President of Particle Dynamics, Inc., that commenced May 5, 2003. The employment agreement, which remained in full force and effect during fiscal year 2010, had an initial term that expired on March 31, 2004 and provided for a renewal for successive 12-month periods thereafter until terminated by us or Mr. Brady. The Board of Directors set Mr. Brady’s base salary for fiscal year 2010 at $282,434.

The employment agreement permitted Mr. Brady to terminate the employment agreement by giving us at least 120 days’ advance written notice. Unless otherwise notified by us, Mr. Brady would have been required under the agreement to continue to perform his duties as an employee during the notice period. He would have received his standard compensation while continuing to perform his duties as an employee.

The employment agreement allowed us to terminate the agreement for any reason by giving Mr. Brady at least 60 days’ advance written notice or without notice if Mr. Brady breached the agreement or if he engaged in dishonesty, disloyalty, failure to perform his duties or committed any other act that might be harmful to the reputation of Particle Dynamics, Inc. or our company. If the agreement had been terminated by us not for cause, Mr. Brady would have been entitled to receive his standard compensation during the notice period or one-half of his standard compensation for twice the length of the notice period, in our discretion. In the event we had terminated the agreement for cause, Mr. Brady would not have been entitled to any severance pay.

The employment agreement also provided that for a period of 36 months immediately following termination, regardless of how, when or why Mr. Brady’s employment ended, he was not permitted to, among other things, compete with us, solicit our customers or employees or interfere with any of our suppliers, all as more fully described in the agreement.

Mr. Brady resigned from his positions with our company and Particle Dynamics, Inc., effective as of June 2, 2010, in connection with the closing of the sale of substantially all of the assets of Particle Dynamics, Inc. to Particle Dynamics International, LLC. In connection with his separation, on April 21, 2010, we entered into a separation agreement and general release (the “Separation Agreement”). The terms of the Separation Agreement are described below.

Separation Agreement—The Separation Agreement provided, among other things, that subject to Mr. Brady abiding by the terms of the Separation Agreement, and in consideration of Mr. Brady’s release of claims and Mr. Brady’s other covenants and agreements contained in the Separation Agreement, we would provide the following benefits to Mr. Brady:

•

We agreed to pay Mr. Brady an amount equal to accrued but unpaid vacation pay due on the Separation Date. At the same time, or as soon as practicable thereafter, we agreed to pay Mr. Brady an amount equal to any unpaid expense reimbursements due to him.

•

In the event the transaction closes by May 30, 2010, we agreed to pay Mr. Brady a bonus equal to 26 weeks of his final annual salary, payable in two equal installments. The initial installment shall be paid on the Separation Date and the second installment shall be paid on the date six months following the Separation Date. In addition, he shall be paid 26 weeks of his final annual salary on KV’s regularly scheduled paydays in accordance with KV’s regular pay practice which is that Mr. Brady will be paid every two weeks for 26 weeks.

•

We agreed to pay Mr. Brady an additional sum of $40,000, payable on June 30, 2010, which represents the retention bonus to which Mr. Brady would have become entitled had his employment continued, upon the condition that Mr. Brady satisfactorily performed his duties under the Separation Agreement and our policies.

•	Mr. Brady waived any and all rights to stock options held by him immediately prior to the Separation Date.

•

On the first anniversary of the Separation Date, we agreed to pay Mr. Brady $50,000 (“Initial Payment”) plus an additional payment (the “Gross-Up Payment”) in an amount such that after payment by Mr. Brady of all taxes imposed on the initial payment and the Gross-Up Payment, Mr. Brady retained an amount equal to the Initial Payment.

•

We agreed to indemnify Mr. Brady in accordance with the Bylaws in effect at the time of the request for indemnification, as well as pay Mr. Brady’s reasonably incurred expenses incurred in connection with the request for indemnification, as requested by the Company.

We and Mr. Brady agreed to release and discharge each other from any and all claims we have or may have one against the other, and that such releases and discharges extend to themselves and to certain released parties, all as set forth in the Separation Agreement.

Mr. Kanterman (Former Chief Financial Officer)

We previously entered into an employment and confidential information agreement with Mr. Kanterman, former Vice President and Chief Financial Officer, that commenced on January 26, 2004, and which was amended effective March 23, 2008 upon his appointment as Chief Financial Officer, and on December 31, 2008. The employment and confidential information agreement, which remained in full force and effect through September 2, 2009, renewed for successive 12-month periods unless terminated by us or Mr. Kanterman. The employment and confidential information agreement stated that Mr. Kanterman was eligible to receive an incentive bonus based on his participation in an Incentive Compensation Plan.

The employment and confidential information agreement also contained restrictive covenants preventing Mr. Kanterman from competing against us or soliciting our customers or employees for a period of 36 months after the end of his employment.

Effective as of September 2, 2009, Mr. Kanterman ceased serving as our Vice President and Chief Financial Officer. In connection with his separation, on December 14, 2009, we entered into a separation agreement and general release (the “Separation Agreement”) and a consulting and confidentiality agreement (the “Consulting Agreement”) with Mr. Kanterman, each effective as of September 2, 2009. The terms of the Separation Agreement and the Consulting Agreement are described below.

Separation Agreement—The Separation Agreement provided, among other things, that subject to Mr. Kanterman abiding by the terms of the Separation Agreement, and in consideration of Mr. Kanterman’s release of claims and Mr. Kanterman’s other covenants and agreements contained in the Separation Agreement, we would provide the following benefits to Mr. Kanterman:

•

We agreed to enter into the Consulting Agreement with Mr. Kanterman, which provided for an annual compensation rate (the “Compensation Rate”) of $330,000, an amount equal to his annual base salary as of September 2, 2009 (the “Separation Date”), payable in equal monthly installments as more fully described in the Consulting Agreement.

•

We agreed to pay Mr. Kanterman on June 30, 2010 an amount of $40,000, which represents the retention bonus to which Mr. Kanterman would have become entitled had his employment continued, upon the condition that Mr. Kanterman satisfactorily performed his duties under the Separation Agreement, the Consulting Agreement and our policies.

•

For the period beginning on the Separation Date and ending on September 2, 2010, we agreed to continue to provide, or cause our affiliates to provide, health (including medical, vision and dental), life and disability insurance to Mr. Kanterman and his family on terms and conditions available to our executive officers.

•	Mr. Kanterman waived any and all rights to stock options held by him immediately prior to the Separation Date.

•

Mr. Kanterman received a payment of $50,000 (the “Initial Payment”) and a gross-up payment (the “Gross-Up Payment”) in an amount such that after payment by Mr. Kanterman of all taxes imposed on the Initial Payment and the Gross-Up Payment, Mr. Kanterman retained an amount equal to the Initial Payment.

We previously entered into an indemnification agreement dated October 24, 2008 with Mr. Kanterman, in his capacity as a member of the Board of Directors, which is and will remain in effect. The existing rights of Mr. Kanterman pursuant to such agreement with regard to indemnification, advancement of expenses, insurance and exculpation from liability as described in such agreement are unaffected by the Separation Agreement.

We and Mr. Kanterman agreed to release and discharge each other from any and all claims we have or may have one against the other, and that such releases and discharges extend to themselves and to certain released parties, all as set forth in the Separation Agreement.

Consulting Agreement—The Consulting Agreement provides, among other things, for a term of one year beginning on September 2, 2009. Beginning on such date, Mr. Kanterman agreed to provide consulting services to us in the financial field, as requested by us, including but not limited to assistance in transition of responsibilities and ongoing continuity of Mr. Kanterman’s former job functions. During the term of the Consulting Agreement, we agreed to pay Mr. Kanterman the Compensation Rate and agreed to reimburse Mr. Kanterman for all travel and related expenses incurred as a result of his consulting services, provided we have approved such expenses in advance.

Please see “—Potential Payments Upon Termination or Change-in-Control” for a description of the benefits pursuant to the Separation Agreement and the Consulting Agreement.

Summary Compensation Table

The following table sets forth certain information regarding the annual and long-term compensation for services rendered to us in all capacities for the fiscal years ended March 31, 2010, 2009 and 2008 of those persons who were (1) our principal executive officer, (2) our principal financial officer, (3) the three most highly compensated executive officers, other than the principal executive officer and principal financial officer, who were serving as executive officers at fiscal year end, and (4) one individual, Ronald J. Kanterman, who was not serving as an executive officer at the end of the fiscal year ended March 31, 2010 but would have been deemed a named executive officer had he been serving as an executive officer at such fiscal year end (each, a “named executive officer” and collectively, the “named executive officers”).

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)		Option Awards ($) (1)		Non-Equity Incentive Plan Compensation ($) (2)	All Other Compensation ($) (3)	Total ($)
Gregory J. Divis, Jr.,	2010	335,462	60,000	(4)	112,506	(4)	—	17,537	525,505
Chief Executive Officer and President and President, Ther-Ex Corporation	2009	335,000	—		68,911		—	8,716	412,627
	2008	223,333	—		28,813		54,200	17,189	323,535

Thomas S. McHugh,	2010	230,712	30,000	(4)	11,470	(4)	—	16,972	289,154
Chief Financial Officer, Treasurer and Chief Accounting Officer	2009	—	—		—		—	—	—
	2008	—	—		—		—	—	—

David A. Van Vliet,	2010	525,712	—		317,870	(4)	—	28,944	872,526
Former Interim Chief Executive Officer and Interim President(5)	2009	471,700	—		201,864		—	7,712	681,276
	2008	371,035	52,628		144,549		64,500	8,768	641,480

Michael S. Anderson,	2010	400,712	60,000	(4)	183,729	(4)	—	13,963	658,404
Former President and Chief Executive Officer, ETHEX Corporation(6)	2009	371,577	—		153,555		—	13,372	538,504
	2008	344,300	75,000		113,186		—	12,918	545,404

Paul T. Brady,	2010	283,146	—		106,396	(4)	—	4,332	393,874
Former Vice President, Business Development Administration and President of our subsidiary, Particle Dynamics, Inc.(7)	2008	—	—		—		—	—	—
	2007	—	—		—		—	—	—

Ronald J. Kanterman,	2010	139,903	40,000	(4)	107,770	(4)	—	315,440	603,113
Former Vice President, Treasurer and Chief Financial Officer(8)	2009	330,000	30,000	(7)	87,648		—	8,276	455,924
	2008	298,975	—		34,470		42,900	8,510	384,855

(1)	Represents the aggregate grant date fair value of option awards computed in accordance with FASB ASC Topic 718. Fair value is based on the Black-Scholes option pricing model using the fair value of the underlying shares at the measurement date. For additional discussion of the valuation assumptions used in determining stock-based compensation and the grant date fair value for stock options, see Note 18—“Stock-Based Compensation” of the Notes to the Consolidated Financial Statements included in this Annual Report on Form 10-K.
(2)	Non-equity incentive plan compensation represents payments under our annual cash incentive award programs. For additional discussion of our annual cash incentive award programs for the fiscal year ended March 31, 2010, see “—Compensation Discussion and Analysis—Components of Total Compensation—Annual cash incentives” above.

(3)	All other compensation for the fiscal year ended March 31, 2010 includes the following:

Name	Gross Up Incentive ($)	Car Allowance ($)	401K Match ($)	Group Term Life Insurance ($)	Other Compensation ($)		Total Other Compensation ($)
Gregory J. Divis, Jr.	10,000	—	7,478	60	—		17,538
Thomas S. McHugh	—	—	9,363	90	7,519	b	16,972
David A. Van Vliet	—	—	8,586	166	20,192	b	28,944
Michael S. Anderson	—	5,380	8,187	396	—		13,963
Paul T. Brady	—	4,242	—	90	—		4,332
Ronald J. Kanterman	—	—	5,585	198	309,657a		315,440

a.	Represents severance pay of $286,811 and vacation payout of $22,846.
b.	Represents vacation payout.

During fiscal year 2010, we provided a company owned or leased vehicle to certain named executive officers as set forth above. At the end of each annual period ending October 31, each executive officer is required to indicate to us the personal usage made of the vehicle. The value of such usage, which is calculated on the basis of the value of the vehicle and the miles driven for personal use, is attributed to the executive officer as taxable income.

(4)	Represents cash bonus and/or stock option awards received by each of the named executive officers pursuant to retention programs instituted by our company. For additional discussion of our retention programs for the fiscal year ended March 31, 2010, see “—Compensation Discussion and Analysis—Components of Total Compensation—Retention Awards” above.
(5)	Mr. Van Vliet’s employment with our company was terminated effective as of July 14, 2010.
(6)	Mr. Anderson resigned from his employment with our company effective as of April 30, 2010.
(7)	Mr. Brady resigned from his employment with our company effective as of June 2, 2010.
(8)	Mr. Kanterman’s employment with our company was terminated effective as of September 2, 2009.

Grants of Plan-Based Awards

The following table provides information about equity and non-equity awards granted to named executive officers for the fiscal year ended March 31, 2010:

Name	Grant Date		All Other Option Awards: Number of Securities Underlying Options (#)(1)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards ($)(2)
Gregory J. Divis, Jr.	4/24/2009	(3)	10,000	1.52	11,490
Thomas S. McHugh	4/2/2009	(4)	20,000	1.40	21,084
	4/24/2009	(3)	5,000	1.52	5,745
David A. Van Vliet(5)	4/24/2009	(3)	50,000	1.52	57,450
Michael S. Anderson(6)			—	—	—
Paul T. Brady(7)	4/24/2009	(3)	10,000	1.52	11,490
Ronald J. Kanterman(8)			—	—	—

(1)	All stock options were granted pursuant to the K-V Pharmaceutical Company 2001 Incentive Stock Option Plan and represent options to purchase shares of our Class A Common Stock. The options have a ten year term and an exercise price equal to the closing price of the Class A Common Stock on the NYSE on the date of grant.
(2)	The grant date fair value of stock option awards is based on the Black-Scholes option pricing model using the fair value of the underlying shares at the measurement date. For additional discussion of the valuation assumptions used in determining stock-based compensation and the grant date fair value for stock options, see Note 18—“Stock-Based Compensation” of the Notes to the Consolidated Financial Statements included in this Annual Report on Form 10-K.

(3)	These options vested 50% on December 31, 2009 and will vest 50% on December 31, 2010, subject to the executive’s continued employment with our company or any subsidiary. If the executive’s employment is terminated without cause prior to December 31, 2010, any unvested stock options will vest upon termination.
(4)	The option vests ratably as to 33% at the end of the first year, 33% at the end of the second year, and 34% at the end of the third year.
(5)	Mr. Van Vliet’s employment with our company was terminated effective as of July 14, 2010.
(6)	Mr. Anderson resigned from his employment with our company effective as of April 30, 2010.
(7)	Mr. Brady resigned from his employment with our company effective as of June 2, 2010.
(8)	Mr. Kanterman’s employment with our company was terminated effective as of September 2, 2009.

Information as to Stock Options

The following tables list certain information concerning option exercises and option holdings as of the end of fiscal year 2010 of options held by the named executive officers to acquire shares of Class A Common Stock and Class B Common Stock.

Outstanding Equity Awards at Fiscal Year-end

	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price ($)	Option Expiration Date
Name	Class A Common Stock		Class A Common Stock
Gregory J. Divis, Jr.	7,775	(1)	21,000		28.6	9/28/2017
	23,331	(2)	46,669		2.95	1/13/2019
	5,000	(3)	5,000	(3)	1.52	4/24/2019

Thomas S. McHugh	—		20,000	(4)	1.40	4/2/2019
	2,500	(3)	2,500	(3)	1.52	4/24/2019

David A. Van Vliet(11)	38,500	(6)	60,000		23.70	10/5/2016
	49,995	(2)	100,005		2.95	1/13/2019
	25,000	(3)	25,000		1.52	4/24/2019

Michael S. Anderson(12)	3,000	(7)	2,000		23.09	5/21/2014

	75,000	(8)	—		24.12	3/31/2011
	23,331	(2)	46,669		2.95	1/13/2019

Paul T. Brady(13)	10,500	(9)	4,500		18.53	5/8/2013
	3,000	(7)	2,000		23.09	5/21/2014
	10,000	(10)	10,000		19.99	11/1/2015
	3,000	(1)	70,000		28.60	9/28/2017
	13,332	(2)	26,668		2.95	1/13/2019
	5,000	(3)	5,000		1.52	4/24/2019

Ronald J. Kanterman(14)	—		—		—	—

(1)	Option granted on 9/28/2007 and vests ratably as to 10% per year from date of grant.
(2)	Option granted on 1/13/2009 and vests ratably as to 33.33% the first two years from date of grant and 33.34% the third year from date of grant.
(3)	Option granted on 4/24/2009 and vests ratably as to 50% on December 31, 2009 and 50% on December 31, 2010.
(4)	Option granted on 4/02/2009 and vests ratably as to 33.33% the first two years from date of grant and 33.34% the third year from date of grant.
(5)	Option granted on 11/01/2005 and vests ratably as to 20% per year from date of grant.
(6)	Option granted on 10/05/2006 and vests ratably as to 10% per year from date of grant.
(7)	Option granted on 5/21/2004 and vests ratably as to 10% per year from date of grant.
(8)	Option granted on 3/31/2006 and vests ratably as to 20% per year from date of grant.
(9)	Option granted on 5/8/2003 and vests ratably as to 10% per year from date of grant.
(10)	Option granted on 11/01/2005 and vests ratably as to 10% per year from date of grant.
(11)	Mr. Van Vliet’s employment with our company terminated July 14, 2010.
(12)	Mr. Anderson’s employment with our company terminated effective April 30, 2010. Accordingly, each stock option held by him expired effective July 31, 2010 pursuant to the terms of the Incentive Stock Option Agreement for each such option award.

(13)	Mr. Brady’s employment with our company terminated effective June 2, 2010. Accordingly, each stock option held by him expired effective September 2, 2010 pursuant to the terms of the Incentive Stock Option Agreement for each such option award.
(14)	As set forth under “Employment Arrangements with Named Executive Officers—Mr. Kanterman (Former Chief Financial Officer)—Separation Agreement” below, pursuant to the terms of the Separation Agreement (as defined below), Mr. Kanterman has waived any and all rights to stock options held by him immediately prior to the Separation Date (as defined below).

Option Exercises and Stock Vested

Name	Number of Shares Acquired on Exercise(#)	Value Realized on Exercise($)(a)
David A. Van Vliet	1,500	—

(a)	Value realized on exercise is determined based on the difference between the market price of the stock on the date of exercise and the exercise price. Shares are considered exercised upon completion of a two-year forfeiture period.

Potential Payments Upon Termination or Change-in-Control

Certain of the our named executive officers are entitled, pursuant to employment agreements, to benefits upon termination of employment or termination of employment after a change of control of our company. The following discussion provides information with respect to payments which named executive officers are entitled to receive upon termination of employment or following termination resulting from a change in control of our company. The dollar amounts described below assume that the triggering event for each named executive officer occurred at March 31, 2010. For additional discussion regarding employment agreements with named executive officers, including discussion of conditions and obligations applicable to the receipt of the payments described below, see “—Employment Arrangements with Named Executive Officers” above.

Gregory J. Divis, Jr.

Under the terms of his employment agreement, Mr. Divis would be entitled to benefits if his employment is terminated by us without cause or by him following the relocation of his principal place of employment by more than 75 miles, including if such termination occurs following a change of control of our company, subject to his compliance with the provisions of the agreement and the execution by Mr. Divis of a general release of claims. In either case, Mr. Divis would be entitled to (1) continued benefits over an 18-month period and (2) severance pay equal to the sum of (x) Mr. Divis’ then current base salary plus (y) Mr. Divis’ target annual cash incentive, which target annual cash incentive, if none had been adopted for the applicable year, would have been equal to 25 percent of Mr. Divis’ then-current base salary. Such severance pay would be paid over a period of 12 months in equal bi-weekly installments, less deductions as required by law, or in a lump sum, less deductions as required by law, if the termination had occurred within 12 months of a change of control.

Assuming that Mr. Divis’ employment had been terminated as of March 31, 2010 by us without cause or by him following a relocation of his principal place of employment by more than 75 miles, regardless whether following a change of control of our company, the value of these benefits would have been approximately $441,337, calculated as follows:

Annual base salary	$335,000
Target annual cash incentive(a)	83,750
Employee benefits(b)	22,587

Total value	$441,337

(a)	Assumes a target annual cash incentive of 25% of Mr. Divis’ base salary.
(b)	Represents the benefits to be paid to Mr. Divis, including continued participation in plans providing medical, dental and vision insurance benefits, as applicable, over the next 18 months, assuming no increase in cost over the cost incurred for the 18 months ended March 31, 2010.

Thomas S. McHugh

Under the terms of his employment agreement, Mr. McHugh would be entitled to benefits if his employment is terminated by us without cause or by him following the relocation of his principal place of employment by more than 75 miles, including if such termination occurs following a change of control of our company, subject to his compliance with the provisions of the agreement and the execution by Mr. McHugh of a general release of claims. In either case, Mr. McHugh would be entitled to (1) continued benefits over an 18-month period and (2) severance pay equal to the sum of (x) Mr. McHugh’s then current base salary plus (y) Mr. McHugh’s target annual cash incentive, which target annual cash incentive, if none had been adopted for the applicable year, would have been equal to 25 percent of Mr. McHugh’s then-current base salary. Such severance pay would be paid over a period of 12 months in equal bi-weekly installments, less deductions as required by law, or in a lump sum, less deductions as required by law, if the termination had occurred within 12 months of a change of control.

Assuming that Mr. McHugh’s employment had been terminated as of March 31, 2010 by us without cause or by him following a relocation of his principal place of employment by more than 75 miles, regardless whether following a change of control of our company, the value of these benefits would have been approximately $310,132, calculated as follows:

Annual base salary	$230,000
Target annual cash incentive(a)	57,500
Employee benefits(b)	22,632

Total value	$310,132

(a)	Assumes a target annual cash incentive of 25% of Mr. McHugh’s base salary.
(b)	Represents the benefits to be paid to Mr. McHugh, including continued participation in plans providing medical, dental and vision insurance benefits, as applicable, over the next 18 months, assuming no increase in cost over the cost incurred for the 18 months ended March 31, 2010.

David A. Van Vliet

Under the terms of his employment agreement, Mr. Van Vliet would have been entitled to benefits if his employment had been terminated by us without cause or by him for good reason, including if such termination occurred following a change of control of our company, subject to his compliance with the provisions of the agreement and the execution by Mr. Van Vliet of a general release of claims. In either case, Mr. Van Vliet would have been entitled to (1) continued benefits over an 18-month period and (2) severance pay equal to two times the sum of (x) Mr. Van Vliet’s then current base salary plus (y) Mr. Van Vliet’s target annual cash incentive, which target annual cash incentive (solely for purposes of determining payments following termination) would have been determined by the Board of Directors in its sole discretion at the time of such termination and would not have exceeded 50 percent of Mr. Van Vliet’s then-current base salary. Such severance pay would have been paid over a period of 12 months in equal bi-weekly installments, less deductions as required by law, or in a lump sum, less deductions as required by law, if the termination had occurred within 12 months of a change of control. (As described above under “—Employment Arrangements with Named Executive Officers,” if the termination were to occur after December 1, 2010, a different calculation would be used to determine Mr. Van Vliet’s target annual cash incentive for purposes of determining payments following termination.)

Assuming that Mr. Van Vliet’s employment had been terminated as of March 31, 2010 by us without cause or by him for good reason, regardless of whether following a change of control of our company, the value of these benefits would have been approximately $1,597,746, calculated as follows:

2x Annual base salary	$1,050,000
2x Target annual cash incentive(a)	525,000
Employee benefits(b)	22,746

Total value	$1,597,746

(a)	Assumes a target annual cash incentive equal to 50% of Mr. Van Vliet’s base salary.
(b)	Represents the benefits to be paid to Mr. Van Vliet, including continued participation in plans providing medical, dental and vision insurance benefits, as applicable, over the next 18 months, assuming no increase in cost over the cost incurred for the 18 months ended March 31, 2010.

The company terminated Mr. Van Vliet’s employment with us effective as of July 14, 2010. Upon his termination, subject to his compliance with the provisions of the agreement and the execution by Mr. Van Vliet of a general release of claims, Mr. Van Vliet became entitled to the annual base salary benefit described above.

Michael S. Anderson

As described above under “—Employment Arrangements with Named Executive Officers,” on April 22, 2010, Mr. Anderson resigned as President and Chief Executive Officer of ETHEX. The resignation became effective on April 30, 2010. In connection with his resignation, we, ETHEX and Mr. Anderson entered into the Resignation Agreement.

Under the terms of the Resignation Agreement, subject to his compliance with the provision of the Resignation Agreement, Mr. Anderson became entitled to the following for agreeing to provide consulting and advisory services: (1) his annual base salary as of April 30, 2010 for a period of twelve months, payable in equal monthly installments and (2) continued medical, disability and life insurance coverage and any other coverages of the same or similar types, and in the same or similar amounts, as were provided to Mr. Anderson as of April 30, 2010, over a 12-month period.

The value of these benefits is approximately $415,402, calculated as follows:

Annual base salary(a)	$400,000
Employee benefits(b)	8,971

Total value	$408,971

(a)	Represents payments to Mr. Anderson for providing consulting and advisory services to us.
(b)	Represents the benefits to be paid to Mr. Anderson, including group term life insurance and medical benefits, over the next 12 months assuming no increase in cost over the cost incurred for the 12 months ended March 31, 2009.

Ronald J. Kanterman

As described above under “—Employment Arrangements with Named Executive Officers,” Mr. Kanterman ceased serving as our Chief Financial Officer on September 2, 2009, and on December 14, 2009 we entered into a Separation Agreement and General Release and a Consulting and Confidentiality Agreement with Mr. Kanterman, each effective as of September 2, 2009. Such agreements supersede the employment agreement that was in effect prior to the termination of his employment. Pursuant to the agreements, subject to his compliance with the provisions of the agreements, the execution by Mr. Kanterman of a general release of claims and the waiver by Mr. Kanterman of any rights to stock options held by him immediately prior to the separation date, Mr. Kanterman became entitled to (1) his annual base salary as of September 2, 2009 for a term of one year, payable in equal monthly installments, for agreeing to provide consulting services in the financial field, (2) an amount of $40,000, which represents the retention bonus Mr. Kanterman would have become entitled to had his employment continued, (3) an additional payment of $50,000 (including a gross-up payment such that after payment by Mr. Kanterman of all taxes imposed on the $50,000 and the gross-up payment, Mr. Kanterman would retain an amount equal to $50,000), and (4) continued health (including medical, vision and dental), life and disability insurance for himself and his family over a 12-month period.

The value of these benefits is approximately $431,480, calculated as follows:

Annual base salary(a)	$330,000
Retention bonus	40,000
Additional payment	50,000
Employee benefits(b)	11,480

Total value	$431,480

(a)	Represents consulting payments to Mr. Kanterman.
(b)	Represents continued health (including medical, vision and dental), life and disability insurance for Mr. Kanterman and his family over the 12 months following September 2, 2009, assuming no increase in cost over the cost incurred for the 12 months ended March 31, 2010.

Paul T. Brady

As described above under “—Employment Arrangements with Named Executive Officers,” Mr. Brady resigned from his positions with our company and Particle Dynamics, Inc., effective as of June 2, 2010, in connection with the closing of the sale of substantially all of the assets of Particle Dynamics, Inc. to Particle Dynamics International, LLC. In connection with his separation, on April 21, 2010, we entered into a separation agreement and general release (the “Separation Agreement”). The terms of the Separation Agreement are described below.

Separation Agreement—The Separation Agreement provided, among other things, that subject to Mr. Brady abiding by the terms of the Separation Agreement, and in consideration of Mr. Brady’s release of claims and Mr. Brady’s other covenants and agreements contained in the Separation Agreement, we would provide the following benefits to Mr. Brady:

•

We agreed to pay Mr. Brady an amount equal to accrued but unpaid vacation pay due on the Separation Date. At the same time, or as soon as practicable thereafter, we agreed to pay Mr. Brady an amount equal to any unpaid expense reimbursements due to him.

•

In the event the transaction closes by May 30, 2010, we agreed to pay Mr. Brady a bonus equal to 26 weeks of his final annual salary, payable in two equal installments. The initial installment shall be paid on the Separation Date and the second installment shall be paid on the date six months following the Separation Date.

•	We agreed to pay Mr. Brady 26 weeks of his final annual salary on KV’s regularly scheduled bi-weekly paydays.

•

We agreed to pay Mr. Brady an additional sum of $40,000, payable on June 30, 2010, which represents the retention bonus to which Mr. Brady would have become entitled had his employment continued, upon the condition that Mr. Brady satisfactorily performed his duties under the Separation Agreement and our policies.

•	Mr. Brady waived any and all rights to stock options held by him immediately prior to the Separation Date.

•

On the first anniversary of the Separation Date, we agreed to pay Mr. Brady $50,000 (“Initial Payment”) plus an additional payment (the “Gross-Up Payment”) in an amount such that after payment by Mr. Brady of all taxes imposed on the initial payment and the Gross-Up Payment, Mr. Brady retained an amount equal to the initial payment.

•

We agree to indemnify Mr. Brady in accordance with the Bylaws in effect at the time of the request for indemnification, as well as pay Mr. Brady’s reasonably incurred expenses incurred in connection with the request for indemnification, as requested by the Company.

We and Mr. Brady agreed to release and discharge each other from any and all claims we have or may have one against the other, and that such releases and discharges extend to themselves and to certain released parties, all as set forth in the Separation Agreement.

The value of these benefits is approximately $381,370, calculated as follows:

Annual base salary(a)	$141,214
Bonus upon sale of business	141,214
Additional payment	50,000
Retention bonus	40,000
Employee benefits	8,942

Total value	$381,370

(a)	Represents severance payments to Mr. Brady.

Compensation Committee Interlocks and Insider Participation

Prior to June 10, 2010, Jonathon E. Killmer served as the Chairman of the Compensation Committee and Norman D. Schellenger served as a member. Currently, Dr. David Sidransky serves as the Chairman of the Compensation Committee and Ana I. Stancic, Mark A. Dow and Robert E. Baldini served as members of the Compensation Committee, during the fiscal year ended March 31, 2010. None had ever served as an officer or employee of our company or had any interlocking or insider relationship with our company requiring disclosure under applicable rules and regulations of the SEC.

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

Respectfully submitted,

The Compensation Committee of the Board of Directors of K-V Pharmaceutical Company

Dr. David Sidransky, Chairman

Ana I. Stancic, Member

Mark A. Dow, Member

Robert E. Baldini, Member

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

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

Under regulations of the Securities and Exchange Commission (the “SEC”), persons who have power directly or indirectly to vote or to dispose of our shares of Common Stock, either alone or jointly with others, are deemed to be beneficial owners of those shares. The following table sets forth information as of October 31, 2010, with respect to each person known by us to be the beneficial owner of more than 5% of the outstanding shares of our Common Stock, in addition to those holders listed under “Security Ownership of Management.”

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class A	Percent of Class B
Class A Common Stock	Royce & Associates, LLC(1) 1414 Avenue of the Americas New York, NY 10019	3,463,823	8.67%	—

Class B Common Stock	Parkside Financial Bank & Trust(2) 8112 Maryland Avenue, Suite 101 Clayton, MO 63105	2,234,145	—	18.41%

Class A Common Stock	Marc S. Hermelin Group(3) 10 South Broadway, Suite 2000 St. Louis, MO 63102	3,336,751	8.35%	—

Class B Common Stock	Marc S. Hermelin Group(4) 10 South Broadway, Suite 2000 St. Louis, MO 63102	7,764,386	—	64.00%

(1)	As reflected on the Schedule 13G filed with the SEC on January 26, 2009 by Royce & Associates, LLC, which reported sole voting power of 3,463,823 shares of Class A Common Stock; no shared voting power; sole dispositive power of 3,463,823 shares of Class A Common Stock; and no shared dispositive power.
(2)	As reflected on the Schedule 13G filed with the SEC on February 12, 2010 by Parkside Financial Bank & Trust. As more fully described on a Form 4 filed with the SEC on March 27, 2009 by Parkside Financial Bank & Trust, Parkside Financial Bank & Trust is the successor trustee pursuant to a Trust Agreement dated 12/22/1973 for the benefit of Anne S. Kirschner and on behalf of Anne S. Kirschner individually.
(3)	As reflected on the Schedule 13D filed with the SEC on August 5, 2009 by Mr. M. Hermelin, as amended by the Schedule 13D/A dated September 2, 2009 and filed with the SEC on September 2, 2009, the Schedule 13D/A dated December 10, 2009 and filed with the SEC on December 15, 2009, and the Schedule 13D/A dated June 4, 2010 and filed with the SEC on June 10, 2010. As more fully described on the Schedule 13D, as amended, the shares of Class A Common Stock consist of: (i) 294,627 shares over which Mr. M. Hermelin had sole voting and dispositive power and 2,526,062 shares over which Mr. M. Hermelin had shared voting and dispositive power; (ii) 2,447,847 shares over which Lawrence Brody had shared voting and dispositive power; (iii) 30,375 shares over which David S. Hermelin had sole voting and dispositive power and 1,447,535 shares over which Mr. D. Hermelin had shared voting and dispositive power; (iv) 306,539 shares over which Arnold L. Hermelin had sole voting and dispositive power and 1,000,312 shares over which Mr. A. Hermelin had shared voting and dispositive power; (v) 62,371 shares over which Thomas R. Corbett had sole voting and dispositive power; (vi) 116,677 shares over which Greg D. Kenley had shared voting and dispositive power; (vii) 116,677 shares over which Lisa M. Kenley had shared voting and dispositive power; and (viii) 116,147 shares over which Joshua L. Hermelin had shared voting and dispositive power. Mr. Corbett has no pecuniary interest in any of the shares of Class A Common Stock described in this footnote (3) and disclaims beneficial ownership of all such shares.
(4)

As reflected on the Schedule 13D filed with the SEC on August 5, 2009 by Mr. M. Hermelin, as amended by the Schedule 13D/A dated September 2, 2009 and filed with the SEC on September 2, 2009, the Schedule 13D/A dated December 10, 2009 and filed with the SEC on December 15, 2009, and the Schedule

13D/A dated June 4, 2010 and filed with the SEC on June 10, 2010. As more fully described on the Schedule 13D, as amended, the shares of Class B Common Stock consist of: (i) 1,766,775 shares over which Mr. M. Hermelin had sole voting and dispositive power and 4,550,299 shares over which Mr. M. Hermelin had shared voting and dispositive power; (ii) 4,382,764 shares over which Lawrence Brody had shared voting and dispositive power; (iii) 52,875 shares over which David S. Hermelin had sole voting and dispositive power and 2,136,555 shares over which Mr. D. Hermelin had shared voting and dispositive power; (iv) 11,109 shares over which Arnold L. Hermelin had sole voting and dispositive power and 2,246,209 shares over which Mr. A. Hermelin had shared voting and dispositive power; (v) 881,780 shares over which Thomas R. Corbett had sole voting and dispositive power; (vi) 500,893 shares over which Greg D. Kenley had shared voting and dispositive power; (vii) 500,893 shares over which Lisa M. Kenley had shared voting and dispositive power; and (viii) 655 shares over which Joshua L. Hermelin had sole voting and dispositive power and 500,893 shares over which Mr. J. Hermelin had shared voting and dispositive power. Mr. Corbett has no pecuniary interest in any of the shares of Class B Common Stock described in this footnote (3) and disclaims beneficial ownership of all such shares. See Note 15—“Commitments and Contingencies—Litigation and Governmental Inquiries” of the Notes to the Consolidated Financial Statements included in this Annual Report on Form 10-K for a discussion of the stock divestiture obligations agreed to by Mr. M. Hermelin in connection with the settlement agreement entered into by and among the Company, the Office of Inspector General of the U.S. Department of Health and Human Services, Mr. M. Hermelin and his wife on November 15, 2010. In a Form 4 filed November 17, 2010, Marc Hermelin reported the divestiture of (i) 917,672 shares of Class A Common Stock and 2,246,209 shares of Class B Common Stock as a result of his resignation as a trustee of a trust for the benefit of Arnold Hermelin, and (ii) 200 shares of Class A Common Stock and 2,098 shares of Class B Common Stock as a result of his transfer of his general partnership interest in the Yeshayahu and Ruth Ilan Partnership.

SECURITY OWNERSHIP OF MANAGEMENT

The following table shows, as of October 31, 2010, the beneficial ownership of (1) each of the executive officers named in the Summary Compensation Table, (2) each present director of our company and (3) all directors and executive officers as a group of all of our shares of Class A Common Stock and Class B Common Stock. Unless otherwise noted, voting and dispositive power relating to the shares described below is exercised solely by the listed beneficial owner. The individuals named have furnished this information to us.

Name of Beneficial Owner	Amount of Beneficial Ownership- Class A Stock(a)		Percent of Class A(b)		Amount of Beneficial Ownership- Class B Stock(a)		Percent of Class B(b)
Robert E. Baldini	—		—		—		—

Gregory Bentley	10		*	*	—		—

Mark A. Dow	—		—		—		—

Shares beneficially attributed to David S. Hermelin pursuant to a trust:
Lawrence Brody, and David S. Hermelin, Trustees	1,447,535	(c)	3.83%		2,136,555	(c)	17.64%
One Metropolitan Square St. Louis, MO 63101
David S. Hermelin, individually	30,375		*	*	52,875		* *

Total shares attributable to David S. Hermelin	1,477,910		3.92%		2,189,430		18.08%

Joseph D. Lehrer	—		—		100		* *

David Sidransky, M.D.	1,000		*	*	—		—

Ana I. Stancic	—		—		—		—

David A. Van Vliet	—		—		—		—

Ronald J. Kanterman	—		—		—		—

Thomas S. McHugh	9,100		*	*	—		—

Michael S. Anderson	—		—		—		—

Gregory J. Divis, Jr.	40,331		*	*	—		—

Paul T. Brady	—		—		—		—

All directors and executive officers as a group (13 individuals)	1,528,417	(d)	4.05%		2,189,530	(d)	18.08%

**	Less than one percent
(a)	Includes the following shares that were not owned by the persons listed but which could be purchased from us under options exercisable currently or within 60 days after October 31, 2010.

	Shares of Class A Common Stock	Shares of Class B Common Stock
David S. Hermelin	15,000	—
Gregory J. Divis, Jr.	39,106	—
Thomas McHugh	9,100	—

(b)	In determining the percentages of shares deemed beneficially owned by each director and executive officer listed herein, the exercise of all options held by each person that are currently exercisable or will become exercisable within 60 days after October 31, 2010 is assumed.
(c)	These shares are held in two irrevocable trusts created by another party, the beneficiaries of which are Marc S. Hermelin (as to 956,036 shares of Class A Common Stock and 1,771,293 shares of Class B Common Stock) and Minnette Hermelin (deceased), the mother of Marc S. Hermelin (as to 491,499 shares of Class A Common Stock and 365,262 shares of Class B Common Stock).

(d)	All of such shares are owned, or represented by shares purchasable as set forth in footnote (a). In determining the percentage of shares deemed beneficially owned by all directors and executive officers as a group, the exercise of all options held by each person which currently are exercisable or are exercisable within 60 days after October 31, 2010, is assumed. For such purposes, 39,949,944 shares of Class A Common Stock and 12,132,285 shares of Class B Common Stock are assumed to be outstanding.

In addition to the 37,747,470 shares of Class A Common Stock outstanding as of October 31, 2010, 40,000 shares of the 7% Preferred Stock were issued and outstanding. Each share of 7% Preferred Stock is convertible into Class A Common Stock at a ratio of 8.4375 shares of Class A Common Stock for each share of 7% Preferred Stock. Other than as required by law, holders of 7% Preferred Stock have no voting rights. If all shares of the 7% Preferred Stock were converted, the aggregate voting power thereof would be equivalent to the voting power of 16,875 shares of Class B Common Stock.

All holders of Class B Common Stock have the right, at any time, to convert their Class B Common Stock into Class A Common Stock on a share-for-share basis. If all shares of Preferred Stock and all shares of Class B Common Stock were converted into Class A Common Stock, 52,419,779 shares of Class A Common Stock would be outstanding, and each person included in the previous table would hold the number of shares of Class A Common Stock equal to the number of shares of Class B Common Stock listed in the table plus the number of shares of Class A Common Stock listed in the table, which includes options exercisable by all directors and executive officers currently or within 60 days after the Record Date. We issued $200 million principal amount of Convertible Subordinated Notes which mature in 2033 (“the Notes”) that are convertible, under certain circumstances, into shares of our Class A Common Stock at a conversion price of $23.01 per share, subject to possible adjustment. At the current conversion price, the Notes are convertible into 8,691,880 shares of Class A Common Stock.

We issued stock warrants to the Lenders granting them rights to purchase up to 12,587,511 shares of our Company’s Class A Common Stock. These warrants have an exercise price of $1.62 per share, subject to possible adjustment.

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

Our Board of Directors has determined that Messrs. Baldini, Dow and Lehrer, Dr. Sidransky and Ms. Stancic are “independent” as determined under our Corporate Governance Guidelines and Section 303A.02 of the NYSE’s Listed Company Manual. The Board of Directors also determined that the following individuals who served on the Board during the fiscal year ended March 31, 2010, but who no longer serve as directors, were “independent” at the time of their respective service as determined under our Corporate Governance Guidelines and Section 303A.02 of the NYSE’s Listed Company Manual: Jean M. Bellin, Kevin S. Carlie, Terry B. Hatfield, Jonathon E. Killmer, John Sampson and Norman D. Schellenger.

Transactions with Related Persons

Victor M. Hermelin, our founder and Chairman Emeritus, father of Marc S. Hermelin and grandfather of David S. Hermelin, received a salary, consulting fees and other compensation of $21,889, $16,271 and $ 0, respectively, during the fiscal year ended March 31, 2010.

Marc S. Hermelin, a director until his resignation on November 10, 2010, the beneficial owner of more than 5% of the outstanding shares of our Class A and Class B Common Stock and our former Chairman and Chief Executive Officer, is a partner in a partnership that leases certain real property to us. Lease payments made by us to the partnership for this property during the fiscal year ended March 31, 2010 were $315,420. Mr. M. Hermelin also received fees for serving as a director on the Board during fiscal year ended March 31, 2010 as set forth above under Item 11—“Executive Compensation—Compensation of Directors—Total Director Compensation Paid During Fiscal Year 2010.” David S. Hermelin, the son of Marc S. Hermelin, is a director and was employed by us as Vice President, Corporate Strategy and Operations Analysis until December 5, 2008. Mr. D. Hermelin’s employment agreement and employment with us were terminated on December 5, 2008. Mr. D. Hermelin also received fees for serving as a director on the Board during the fiscal year ended March 31, 2010 as set forth above under Item 11—“Executive Compensation—Compensation of Directors—Total Director Compensation Paid During Fiscal Year 2010.”

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

Audit Fees

The following table sets forth the amount of audit fees, audit-related fees, tax fees and all other fees billed or expected to be billed by BDO USA, LLP, our current independent registered public accounting firm, and KPMG LLP, which resigned as our principal accountant on June 25, 2010, during the fiscal years ended March 31, 2010 and March 31, 2009, respectively:

	March 31, 2010	March 31, 2009
Audit Fees(1)	$1,321,100	$3,500,000
Total Fees	$1,321,100	$3,500,000

(1)	Includes fees for professional services rendered in connection with the audit of our consolidated financial statements and internal control over financial reporting and the review of consolidated financial statements included in our quarterly reports for the related annual period. Fiscal 2010 fees include approximately $627,000 for services rendered by BDO USA, LLP for the fiscal year ended March 31, 2010 and $694,100 for services rendered by KPMG LLP for the fiscal year ended March 31, 2010. All fees for the fiscal year ended March 31, 2009 were for services rendered by KPMG LLP.

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

We engaged BDO USA, LLP as our independent registered public accounting firm to audit our consolidated financial statements, which occurred on August 3, 2010, to replace KPMG LLP following their resignation as our principal accountant on June 25, 2010.

The Audit Committee approved all audit and non-audit services provided by the independent registered public accounting firm for the fiscal year ended March 31, 2010. The Audit Committee, after review and discussion with BDO USA, LLP of our pre-approval policies and procedures, determined that the provision of these services in accordance with such policies and procedures was compatible with maintaining BDO USA, LLP’s independence.

Review and Discussion with Independent Public Accounting Firm

The audit committee has discussed with BDO USA, LLP, our independent registered public accounting firm, the matters required to be discussed by the Codification of Statements of Auditing Standards, AU § 380 (“SAS 61”).

The audit committee has also received written disclosures and the letter from BDO USA, LLP required by applicable requirements of the Public Company Accounting Oversight Board regarding BDO USA, LLP’s communications with the audit committee concerning independence and has discussed with BDO USA, LLP its independence.

Conclusion

Based on the review and discussions referred to above, the audit committee recommended to the Board that audited financial statements be included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2010 for filing with the SEC.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

The following documents are filed as a part of this Annual Report on Form 10-K:

		Page
(a) 1.	Financial Statements:

	The following consolidated financial statements of the Company are included in Item 8—“Financial Statements and Supplementary Data” of this Annual Report on Form 10-K:

	Report of Independent Registered Public Accounting Firm (BDO USA, LLP)	109

	Report of Independent Registered Public Accounting Firm (KPMG LLP)	110

	Consolidated Balance Sheets as of March 31, 2010 and 2009	111

	Consolidated Statements of Operations for the Years Ended March 31, 2010, 2009 and 2008	112

	Consolidated Statements of Comprehensive Income (Loss) for the Years Ended March 31, 2010, 2009 and 2008	113

	Consolidated Statements of Shareholders’ Equity (Deficit) for the Years Ended March 31, 2010, 2009 and 2008	114

	Consolidated Statements of Cash Flows for the Years Ended March 31, 2010, 2009 and 2008	115

	Notes to Consolidated Financial Statements	116

2.	Financial Statement Schedules:

	Schedule II—Valuation and Qualifying Accounts	224

3.	Exhibits. See the Exhibit Index on pages 225 through 229 of this Annual Report on Form 10-K. Management contracts and compensatory plans are designated on the Exhibit Index.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

K-V PHARMACEUTICAL COMPANY

By:	/s/ Gregory J. Divis
Gregory J. Divis President and Chief Executive Officer (Principal Executive Officer)

By:	/s/ Thomas S. McHugh
Thomas S. McHugh Chief Financial Officer (Principal Financial Officer)

Date: December 23, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in their capacities as members of the Board of Directors of the Company on the date indicated:

Signature as of December 23, 2010:

By:	/s/ Gregory Bentley
Gregory Bentley

By:	/s/ Mark A. Dow
Mark A. Dow

By:	/s/ Joseph D. Lehrer
Joseph D. Lehrer

By:	/s/ David S. Hermelin
David S. Hermelin

By:	/s/ Ana I. Stancic
Ana I. Stancic

By:	/s/ Robert E. Baldini
Robert E. Baldini

By:	/s/ David Sidransky, M.D.
David Sidransky, M.D.

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

Financial statements of K-V Pharmaceutical Company (separately) are omitted because KV is primarily an operating company and its subsidiaries included in the financial statements are wholly-owned and are not materially indebted to any person other than through the ordinary course of business.

	Balance at beginning of year	Additions charged to costs and expenses	Amounts charged to reserves	Balance at end of year
Year Ended March 31, 2008:
Allowance for doubtful accounts	$716	$168	$17	$867
Reserves and liabilities for sales allowances	33,608	240,573	221,276	52,905
Inventory reserves	12,385	18,849	11,286	19,948

	$46,709	$259,590	$232,579	$73,720

Year Ended March 31, 2009:
Allowance for doubtful accounts	$867	$(577)	$290	$—
Reserves and liabilities for sales allowances	52,905	344,890	304,305	93,490
Inventory reserves	19,948	74,212	42,186	51,974

	$73,720	$418,525	$346,781	$145,464

Year Ended March 31, 2010:
Allowance for doubtful accounts	$—	$11	$—	$11
Reserves and liabilities for sales allowances	93,490	14,018	75,761	31,747
Inventory reserves	51,974	20,155	27,961	44,168

	$145,464	$34,184	$103,722	$75,926

EXHIBIT INDEX

Exhibit No.	Description
3.1	Certificate of Incorporation of the Company, as amended through September 5, 2008, filed as Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2009, is incorporated herein by reference.

3.2	By-Laws of the Company, as amended through December 29, 2009, which was filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K filed January 4, 2010, are incorporated herein by reference.

4.1	Certificate of Designation of Rights and Preferences of 7% Cumulative Convertible preferred stock of the Company, effective June 9, 1987, and related Certificate of Correction, dated June 17, 1987, which was filed as Exhibit 4(f) to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 1987, are incorporated herein by reference.

4.2	Indenture dated as of May 16, 2003, by and between the Company and Deutsche Bank Trust Company Americas, which was filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed May 21, 2003, is incorporated herein by reference.

4.3	Registration Rights Agreement dated as of May 16, 2003, by and between the Company and Deutsche Bank Securities, Inc., as representative of the several Purchasers, which was filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K filed May 21, 2003, is incorporated herein by reference.

4.4	Promissory Note, dated March 23, 2006 between MECW, LLC and LaSalle National Bank Association, which was filed as Exhibit 99 to the Company’s Current Report on Form 8-K filed March 29, 2006, is incorporated herein by reference.

4.5	Credit Agreement, dated as of June 9, 2006, among the Company and its subsidiaries, LaSalle Bank National Association, Citibank, F.S.B. and the other lenders thereto, which was filed as Exhibit 4(g) to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2006, is incorporated herein by reference.

4.6	Credit and Guaranty Agreement, dated November 17, 2010, among the Company, Certain Subsidiaries of K-V Pharmaceutical Company, Various Lenders, and U.S. Healthcare I, L.L.C., filed herewith.

4.7	Pledge and Security Agreement, dated November 17, 2010, among the Company, Each of the Grantors, and U.S. Healthcare I, L.L.C., filed herewith.

4.8	Promissory Note (Tranche B-1 Term Loan Note N-1), dated November 17, 2010, among the Company and U.S. Healthcare I, L.L.C., filed herewith.

4.9	Promissory Note (Tranche B-1 Term Loan Note N-2), dated November 17, 2010, among the Company and U.S. Healthcare II, L.L.C., filed herewith.

4.10	Stock Purchase Warrant Certificate No. W-1, dated November 17, 2010, issued by the Company to U.S. Healthcare I, L.L.C. and U.S. Healthcare II, L.L.C., filed herewith.

4.11	Stock Purchase Warrant Certificate No. W-2, dated November 30, 2010, issued by the Company to U.S. Healthcare I, L.L.C. and U.S. Healthcare II, L.L.C., filed herewith.

4.12	Registration Rights Agreement, dated November 17, 2010, among the Company, U.S. Healthcare I, L.L.C. and U.S. Healthcare II, L.L.C., filed herewith.

10.1	Lease of the Company’s facility at 2503 South Hanley Road, St. Louis, Missouri, and amendment thereto, between the Company as Lessee and Marc S. Hermelin as Lessor, which was filed as Exhibit 10(n) to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 1983, is incorporated herein by reference.

Exhibit No.	Description
10.2	Amendment to the Lease for the facility located at 2503 South Hanley Road, St. Louis, Missouri, between the Company as Lessee and Marc S. Hermelin as Lessor, which was filed as Exhibit 10(p) to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 1992, is incorporated herein by reference.

10.3	Amendment to Lease dated February 17, 1997, for the facility located at 2503 South Hanley Road, St. Louis, Missouri, between the Company as Lessee and Marc S. Hermelin as Lessor, which was filed as Exhibit 10(aa) to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 1997, is incorporated herein by reference.

10.4*	KV Pharmaceutical Company Fifth Restated Profit Sharing Plan and Trust Agreement dated May 31, 2010, filed herewith.

10.5*	Fourth Amendment to and Restatement, dated as of January 2, 1997, of the KV Pharmaceutical Company 1991 Incentive Stock Option Plan, which was filed as Exhibit 10(y) to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 1997, is incorporated herein by reference.

10.6*	K-V Pharmaceutical Company 2001 Incentive Stock Option Plan, as amended, which was filed as Appendix B to the Company’s Definitive Proxy Statement on Schedule 14A filed July 29, 2008, is incorporated herein by reference.

10.7*	Form of 2001 Incentive Stock Option Plan Award Agreement for Employees, which was filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed November 22, 2005, is incorporated herein by reference.

10.8*	Form of 2001 Incentive Stock Option Plan Award Agreement for Directors, which was filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed November 22, 2005, is incorporated herein by reference.

10.9*	Form of Incentive Stock Option Agreement for grants to employees pursuant to the K-V Pharmaceutical Company 2001 Incentive Stock Option Plan, which was filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed February 6, 2009, is incorporated herein by reference.

10.10*	Form of Nonqualified Stock Option Agreement for grants to employees pursuant to the K-V Pharmaceutical Company 2001 Incentive Stock Option Plan, which was filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed February 6, 2009, is incorporated herein by reference.

10.11*	Form of Nonqualified Stock Option Agreement for grants to directors pursuant to the K-V Pharmaceutical Company 2001 Incentive Stock Option Plan, which was filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed February 6, 2009, is incorporated herein by reference.

10.12*	Form of Incentive Stock Option Agreement for grants to employees pursuant to the K-V Pharmaceutical Company 2001 Incentive Stock Option Plan, filed as Exhibit 10.13 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2009, is incorporated herein by reference.

10.13*	Form of Nonqualified Stock Option Agreement for grants to employees pursuant to the K-V Pharmaceutical Company 2001 Incentive Stock Option Plan, filed as Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2009, is incorporated herein by reference.

10.14*	Form of Nonqualified Stock Option Agreement for grants to directors pursuant to the K-V Pharmaceutical Company 2001 Incentive Stock Option Plan, filed as Exhibit 10.15 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2009, is incorporated herein by reference.

Exhibit No.	Description
10.15*	Agreement between the Company and Marc S. Hermelin, dated December 16, 1996, with supplemental letter attached, which was filed as Exhibit 10(z) to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 1997, is incorporated herein by reference.

10.16*	Amendment, dated as of October 30, 1998, to Employment Agreement between the Company and Marc S. Hermelin, which was filed as Exhibit 10(ee) to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 1999, is incorporated herein by reference.

10.17*	Amendment, dated December 2, 1999, to Employment Agreement between the Company and Marc S. Hermelin, which was filed as Exhibit 10(ii) to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2000, is incorporated herein by reference.

10.18*	Amendment, dated November 5, 2004, to Employment Agreement between the Company and Marc S. Hermelin, which was filed as Exhibit 10(a) to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, is incorporated herein by reference.

10.22*	Stock Option Agreement dated as of July 26, 2002, granting a stock option to Marc S. Hermelin, which was filed as Exhibit 10(rr) to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2003, is incorporated herein by reference.

10.23*	Stock Option Agreement dated as of May 30, 2003, granting a stock option to Marc S. Hermelin, which was filed as Exhibit 10(yy) to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2004, is incorporated herein by reference.

10.24*	Employment Agreement between the Company and Ronald J. Kanterman, Vice President, Treasurer dated January 26, 2004, which was filed as Exhibit 10(x) to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2007, is incorporated herein by reference.

10.25*	Amendment to Employment Agreement between the Company and Ronald J. Kanterman, Vice President and Chief Financial Officer, dated March 23, 2008, which was filed as Exhibit 10(ff) to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2008, is incorporated herein by reference.

10.26*	Separation Agreement and General Release between the Company and Ronald J. Kanterman, dated as of September 2, 2009, filed as Exhibit 10.30 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2009, is incorporated herein by reference.

10.27*	Consulting and Confidentiality Agreement between the Company and Ronald J. Kanterman, dated as of September 2, 2009, filed as Exhibit 10.31 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2009, is incorporated herein by reference.

10.28*	Employment Agreement between the Company and David A. Van Vliet, Interim President and Interim Chief Executive Officer, dated November 23, 2009, which was filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed November 25, 2009, is incorporated herein by reference.

10.29*	Employment Agreement between the Company and Gregory J. Divis, Jr., President of Ther-Rx Corporation, dated November 19, 2009, which was filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed November 25, 2009, is incorporated herein by reference.

10.31*	Employment Agreement between the Company and Thomas S. McHugh, Chief Financial Officer, Treasurer, Chief Accounting Officer, dated July 15, 2010.

10.35**	Asset Purchase Agreement by and between the Company and VIVUS, Inc., dated as of March 30, 2007, which was filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007, is incorporated herein by reference.

Exhibit No.	Description
10.36	Asset Purchase Agreement by and among the Company, Cytyc Prenatal Products Corp. and Hologic, Inc., dated as of January 16, 2008, which was filed as Exhibit 10(ii) to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2008, is incorporated herein by reference.

10.37	Amendment, dated January 8, 2010, to the Asset Purchase Agreement by and among the Company, Cytyc Prenatal Products Corp. and Hologic, Inc., dated as of January 16, 2008, filed as Exhibit 10.48 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2009, is incorporated herein by reference.

10.38	Form of Indemnification Agreement for directors, which was filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed October 29, 2008, is incorporated herein by reference.

10.39*	Form of Indemnification Agreement for Interim Chief Executive Officer, which was filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed December 31, 2009, is incorporated herein by reference.

10.40*	Form of Indemnification Agreement for Certain Executive Officers, which was filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed December 31, 2009, is incorporated herein by reference.

10.41*	Form of Retention Agreement, which was filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed May 5, 2009, is incorporated herein by reference.

10.42	Consent Decree of Permanent Injunction as filed in the United States District Court, Eastern District of Missouri, Eastern Division on March 2, 2009, which was filed as Exhibit 99.2 to the Company’s Current Report on Form 8-K filed March 3, 2009, is incorporated herein by reference.

10.43	Plea Agreement, Guidelines Recommendations and Stipulations as filed in the United States District Court, Eastern District of Missouri, Eastern Division on March 2, 2010, which was filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K filed March 3, 2010, is incorporated herein by reference.
10.44	Settlement Agreement, dated as of June 9, 2009, among Purdue Pharma L.P., The P.F. Laboratories, Inc., Purdue Pharmaceuticals L.P. and the Company, which was filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed June 10, 2009, is incorporated herein by reference.

10.45**	Patent License Agreement, dated as of June 9, 2009, among Purdue Pharma L.P., The P.F. Laboratories, Inc., Purdue Pharmaceuticals L.P. and the Company, which was filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed June 10, 2009, is incorporated herein by reference.

10.46**	Distribution and Supply Agreement, dated as of June 9, 2009, between Purdue Pharma L.P. and the Company, which was filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed June 10, 2009, is incorporated herein by reference.

21	List of Subsidiaries, filed herewith.

23.1	Consent of BDO USA, LLP, filed herewith.

23.2	Consent of KPMG LLP, filed herewith.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

Exhibit No.	Description

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

*	Management contract or compensation plan.
**	Confidential portions of this exhibit have been redacted and filed separately with the SEC pursuant to a confidential treatment request in accordance with Rule 24b-2 of the Securities Exchange Act of 1934, as amended.