Form 10-Q
period 2010-06-30
KV PHARMACEUTICAL CO /DE/
filed 2011-03-10
CIK 57055

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

As of February 28, 2011, the registrant had outstanding 48,530,442 and 11,280,285 shares of Class A and Class B Common Stock, respectively, exclusive of treasury shares.

EXPLANATORY NOTE

This Quarterly Report on Form 10-Q (this “Report”) for the fiscal quarter ended June 30, 2010 was delayed due to the time required to complete the filings of our other delayed reports required to be filed with the Securities and Exchange Commission (“SEC”), including our Quarterly Reports on Form 10-Q for the quarters ended September 30, 2009 and December 31, 2009, both of which were filed on June 10, 2010, and our Annual Report on Form 10-K for the fiscal year ended March 31, 2010, which was filed on December 27, 2010 (the “2010 Form 10-K”).

Information outside of the unaudited financial statements provided herein for periods after June 30, 2010 is preliminary. As such, this information is not final or complete, and remains subject to change, possibly materially.

Unless otherwise noted, when we refer to a specific fiscal year, we are referring to our fiscal year that ended on March 31 of that year (for example, fiscal year 2010 refers to the fiscal year ended March 31, 2010).

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Report contains various forward-looking statements within the meaning of the United States Private Securities Litigation Reform Act of 1995 (the “PSLRA”) and which may be based on or include assumptions concerning our operations, future results and prospects. Such statements may be identified by the use of words like “plan,” “expect,” “aim,” “believe,” “project,” “anticipate,” “commit,” “intend,” “estimate,” “will,” “should,” “could,” “potential” and other expressions that indicate future events and trends.

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

All forward-looking statements are based on current expectations and are subject to risk and uncertainties. In connection with the PSLRA’s “safe harbor” provisions, we provide the following cautionary statements identifying important economic, competitive, political, regulatory and technological factors, among others, that could cause actual results or events to differ materially from those set forth or implied by the forward-looking statements and related assumptions. Such factors include (but are not limited to) the following:

(1)	our ability to continue as a going concern;

(2)	the terms of our secured loan agreement with U.S. Healthcare I, L.L.C. and U.S. Healthcare II, L.L.C. (together, the “Lenders”), as more fully described in Note 18—“Subsequent Events—Financing” in the Notes to the Consolidated Financial Statements included in Part I of this Report, as amended, could have an adverse effect on us if we are not able to refinance it or repay it at maturity on March 20, 2013, or earlier if we experience an event of default that is not waived by the Lenders or if a waiver expires and is not extended, and such terms contain numerous affirmative and negative covenants and conditions that must be met in order to avoid default and/or to qualify for additional loan tranches, and there are substantial risks of triggering defaults with respect to such covenants and/or the occurrence or non-occurrence of conditions that would preclude the Company from being able to draw down additional loan tranches, which could materially adversely impact the Company, lead to foreclosure on the Company assets acting as collateral for the loan agreement, and adversely affect the Company’s ability to operate, including the launch of Makena™;

(3)	the possibility of not obtaining FDA approvals or delay in obtaining FDA approvals;

(4)	new product development and launch, including the possibility that any product launch may be delayed or unsuccessful, including with respect to Makena™;

(5)	acceptance of and demand for the Company’s new pharmaceutical products, including Makena™, and for our current products upon their return to the marketplace, as well as the number of preterm births for which Makena™ may be prescribed and its safety profile and side effects profile;

(6)

the impact of competitive responses to the Company’s sales, marketing and strategic efforts, including introduction or potential introduction of generic or competing products, or competition from unapproved therapies or compounded drugs, against products sold by the Company and its subsidiaries, including Makena™, and including competitive pricing changes;

(7)	the possibility that any period of exclusivity may not be realized, including with respect to Makena™, a designated Orphan Drug;

(8)	the satisfaction or waiver of the terms and conditions for the continued ownership of the full U.S. and worldwide rights to Makena™ set forth in the previously disclosed Makena™ acquisition agreement, as amended;

(9)	the consent decree between the Company and the U.S. Food and Drug Administration (“FDA”) and the Company’s suspension of the production and shipment of all of the products that it manufactures (other than the Potassium Chloride ER Capsule products that are the subject of the FDA letter received September 8, 2010 allowing the return of those products to the marketplace) and the related nationwide recall affecting all of the other products that it manufactures, as well as the related material adverse effect on its revenue, assets and liquidity and capital resources, as more fully described in Item 2—“Management’s Discussion and Analysis of Financial Condition and Results of Operations —Discontinuation of Manufacturing and Distribution; Product Recalls; and the FDA Consent Decree” in this Report;

(10)	the two agreements between the Company and the Office of Inspector General of the U.S. Department of Health and Human Services (“HHS OIG”) pertaining to the exclusion of our former chief executive officer from participation in federal healthcare programs and pertaining to the dissolution of our ETHEX subsidiary, in order to resolve the risk of potential exclusion of our company, as more fully described in Note 1—“Description of Business—Changes in Management” in the Notes to the Consolidated Financial Statements included in Part I of this Report;

(11)	the plea agreement between the Company and the U.S. Department of Justice and the Company’s obligations therewith, as well as the related material adverse effect, if any, on its revenue, assets and liquidity and capital resources, as more fully described in Note 1—“Description of Business— Plea Agreement with the U.S. Department of Justice” in the Notes to the Consolidated Financial Statements included in Part I of this Report;

(12)	changes in the current and future business environment, including interest rates and capital and consumer spending;

(13)	the availability of raw materials and/or products, including Makena™, manufactured for the Company under contract manufacturing agreements with third parties;

(14)	the regulatory environment, including regulatory agency and judicial actions and changes in applicable laws or regulations, including the risk of obtaining necessary state licenses in a timely manner;

(15)	fluctuations in revenues;

(16)	the difficulty of predicting the pattern of inventory movements by the Company’s customers;

(17)	risks that the Company may not ultimately prevail in litigation, including product liability lawsuits and challenges to its intellectual property rights by actual or potential competitors or to its ability to market generic products due to brand company patents and challenges to other companies’ introduction or potential introduction of generic or competing products by third parties against products sold by the Company or its subsidiaries including without limitation the litigation and claims referred to in Note 16—“Commitments and Contingencies” of the Notes to the Consolidated Financial Statements in Part I of this Report, and that any adverse judgments or settlements of such litigation, including product liability lawsuits, may be material to the Company;

(18)	the possibility that our current estimates of the financial effect of certain announced product recalls could prove to be incorrect;

(19)	whether any product recalls or product introductions result in litigation, agency action or material damages;

(20)	failure to supply claims by certain of the Company’s customers, including CVS Pharmacy, Inc., that, despite the formal discontinuation action by the Company of its products, the Company should compensate such customers for any additional costs they allegedly incurred for procuring products the Company did not supply;

(21)	the series of putative class action lawsuits alleging violations of the federal securities laws by the Company and certain individuals, as more fully described in Note 16—“Commitments and Contingencies—Litigation and Governmental Inquiries” of the Notes to the Consolidated Financial Statements in Part I of this Report;

(22)	the possibility that insurance proceeds are insufficient to cover potential losses that may arise from litigation, including with respect to product liability or securities litigation;

(23)	the informal inquiries initiated by the SEC and any related or additional government investigation or enforcement proceedings as more fully described in Note 16—“Commitments and Contingencies—Litigation and Governmental Inquiries” of the Notes to the Consolidated Financial Statements in Part I of this Report;

(24)	the possibility that the pending investigation by the Office of Inspector General of the Department of Health and Human Services into potential false claims under the Title 42 of the U.S. Code as more fully described in Note 16—“Commitments and Contingencies—Litigation and Governmental Inquiries” of the Notes to the Consolidated Financial Statements in Part I of this Report could result in significant civil fines or penalties, including exclusion from participation in federal healthcare programs such as Medicare and Medicaid;

(25)	delays in returning, or failure to return, certain or many of the Company’s approved products to market, including loss of market share as a result of the suspension of shipments, and related costs;

(26)	the ability to sell or license certain assets, and the purchase prices, milestones, terms and conditions of such transactions;

(27)	the possibility that default on one type or class of the Company’s indebtedness, or in certain contracts or agreements referenced in our recently executed secured loan agreement with the Lenders, could result in cross default under, and the acceleration of, its other indebtedness or such secured loan agreement;

(28)	the risks that present or future changes in the Board of Directors or management may lead to an acceleration of the Company’s bonds or to adverse actions by government agencies, our lenders or our auditors;

(29)	the risk that even though the price and 30-day average price of the Company’s Class A common stock and Class B common stock currently satisfy the quantitative listing standards of the New York Stock Exchange, including with respect to minimum share price and public float, the Company can provide no assurance that they will remain at such levels thereafter; and

(30)	the risks detailed from time-to-time in the Company’s filings with the SEC.

(31)	The Company’s ability to successfully complete the proposed private placement of senior secured notes as described in our press release dated March 1, 2011.

This discussion is not exhaustive, but is designed to highlight important factors that may impact our forward-looking statements.

Because the factors referred to above, as well as the statements included under the captions Part II, Item 1A—“Risk Factors”, Item 2—“Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Report, could cause actual results or outcomes to differ materially from those expressed in any forward-looking statements made by us or on our behalf, you should not place undue reliance on any forward-looking statements. All forward-looking statements attributable to us are expressly qualified in their entirety by the cautionary statements in this “Cautionary Note Regarding Forward-Looking Statements” and the risk factors that are included under the caption Part II, Item 1A—“Risk Factors” in this Report, as supplemented by our subsequent SEC filings. Further, any forward-looking statement speaks only as of the date on which it is made and we are under no obligation to update any of the forward-looking statements after the date of this Report. New factors emerge from time to time, and it is not possible for us to predict which factors will arise, when they will arise and/or their effects. In addition, we cannot assess the impact of each factor on our future business or financial condition or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

K-V PHARMACEUTICAL COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited; dollars and number of shares in thousands, except per share data)

	Three Months Ended June 30,
	2010	2009
Net revenues	$3,376	$6,295
Cost of sales	10,108	13,625

Gross loss	(6,732)	(7,330)

Operating expenses:
Research and development	7,049	10,909
Selling and administrative	27,367	34,403
Litigation and governmental inquiries	8,587	610
Gain on sale of assets	(11,000)	—

Total operating expenses	32,003	45,922

Operating loss	(38,735)	(53,252)

Other expense:
Interest, net and other	2,395	691

Total other expenses, net	2,395	691

Loss from continuing operations before income taxes	(41,130)	(53,943)
Income tax (benefit) provision	(679)	1,669

Loss from continuing operations	(40,451)	(55,612)
Net (loss) income from discontinued operations (net taxes of $(12) and $383)	(22)	661
Gain on sale of discontinued operations (net taxes of $3,405 and $-)	5,874	—

Net (loss)	$(34,599)	$(54,951)

Loss per share - basic and diluted - Class A and B common
Net loss from continuing operations per share	$(0.81)	$(1.11)
Net (loss) income from discontinued operations per share	—	0.01
Gain on sale of discontinued operations per share	0.12	—

Net loss per share	$(0.69)	$(1.10)

Weighted average shares used in per share calculation:
Basic shares outstanding - Class A common	37,795	37,802
Basic and diluted shares outstanding - Class B common	12,249	12,108
Diluted shares outstanding - Class A common	50,044	49,910

See Accompanying Notes to Consolidated Financial Statements (unaudited).

K-V PHARMACEUTICAL COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share and per share data)

	(Unaudited) June 30, 2010	March 31, 2010
ASSETS
Current Assets:
Cash and cash equivalents	$41,523	$60,693
Receivables, net	1,763	1,255
Inventories, net	4,806	5,484
Other current assets	14,244	16,965
Current assets held for sale	—	7,316

Total Current Assets	62,336	91,713
Property and equipment, less accumulated depreciation	117,661	122,910
Investment securities	64,486	65,865
Intangible assets and goodwill, net	52,164	53,661
Other assets	18,833	17,120
Non-current assets held for sale	—	7,288

Total Assets	$315,480	$358,557

LIABILIITES
Current Liabilities:
Accounts payable	$30,251	$39,000
Accrued liabilities	59,004	68,790
Current maturities of long-term debt	63,272	63,926
Current liabilities associated with assets held for sale	—	1,078

Total Current Liabilities	152,527	172,794
Long-term debt	232,441	233,174
Other long-term liabilities	56,426	47,609
Deferred tax liability	46,642	44,074

Total Liabilities	488,036	497,651

Commitments and Contingencies (see Note 16)
SHAREHOLDERS’ DEFICIT
7% cumulative convertible Preferred Stock, $.01 par value; $25.00 stated and liquidation value; 840,000 shares authorized; issued and outstanding — 40,000 shares at both June 30, 2010 and March 31, 2010 (convertible into Class A shares on a 8.4375-to-one basis)	—	—
Class A and Class B Common Stock, $.01 par value; 150,000,000 and 75,000,000 shares authorized, respectively;
Class A – issued 41,157,609; outstanding 37,741,315 and 37,736,660 at June 30, 2010and March 31, 2010, respectively	411	411
Class B – issued 12,206,857; outstanding 12,112,285 at both June 30, 2010 and March 31, 2010 (convertible into Class A shares on a one-for-one basis)	122	122
Additional paid-in capital	171,752	170,022
Accumulated deficit	(288,527)	(253,910)
Accumulated other comprehensive income	1,090	1,622
Less: Treasury stock, 3,408,649 shares of Class A and 94,572 shares of Class B
Common Stock at June 30, 2010, and 3,404,366 shares of Class A and 94,572 shares of Class B Common Stock at March 31, 2010, at cost	(57,404)	(57,361)

Total Shareholders’ Deficit	(172,556)	(139,094)

Total Liabilities and Shareholders’ Deficit	$315,480	$358,557

See Accompanying Notes to Consolidated Financial Statements (unaudited).

K-V PHARMACEUTICAL COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited; dollars in thousands)

	Three Months Ended June 30,
	2010	2009
Operating Activities:
Net loss	$(34,599)	$(54,951)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	5,085	8,128
(Gain) from sale of assets, net	(20,279)	—
Impairment of intangible assets	1,861	—
Deferred income tax provision	2,722	2,591
Stock-based compensation	1,637	1,206
Changes in operating assets and liabilities:
Receivables, net	608	19,655
Inventories	414	(27)
Income taxes	(12)	78,057
Accounts payable and accrued liabilities	(16,663)	(48,442)
Other assets and liabilities	8,352	314

Net cash provided by (used in) operating activities	(50,874)	6,531

Investing Activities:
Purchase of property and equipment	(266)	(1,629)
Proceeds from sales of property and equipment disposals	353	—
Proceeds from sale of business/assets, net of fees	33,022	—
Proceeds from sale of marketable securities	103	50

Net cash provided by (used in) investing activities	33,212	(1,579)

Financing Activities:
Payments on debt, net	(690)	(648)
Redemption of collateralized obligation	(697)	—
Dividends paid on preferred stock	(18)	(18)
Purchase of common stock for treasury	(43)	(224)
Cash deposits received for stock options	—	2

Net cash used in financing activities	(1,448)	(888)

Increase (decrease) in cash and cash equivalents	(19,110)	4,064
Effect of foreign exchange rate changes on cash	(60)	62
Cash and cash equivalents:
Beginning of period	60,693	75,730
Cash balances of assets held for sale	—	(25)

End of period	$41,523	$79,831

Supplemental Information:
Interest paid	$3,041	$3,091
Income taxes paid	44	98
Stock options exercised (at expiration of two-year forfeiture period)	93	297

See Accompanying Notes to Consolidated Financial Statements (unaudited).

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollars in thousands, except per share data)

1.	Description of Business

General Overview

K-V Pharmaceutical Company was incorporated under the laws of Delaware in 1971 as a successor to a business originally founded in 1942. K-V Pharmaceutical Company and its wholly-owned subsidiaries, including Ther-Rx Corporation (“Ther-Rx”), Nesher Pharmaceuticals, Inc. (“Nesher”), Ethex Corporation (“ETHEX”) and Particle Dynamics, Inc. (“PDI”) are referred to in the following Notes to the Consolidated Financial Statements as “KV” or the “Company” or “Registrant”. The Company’s original strategy was to engage in the development of proprietary drug delivery systems and formulation technologies which enhance the effectiveness of new therapeutic agents and existing pharmaceutical products. Today the Company utilizes several of those technologies, such as SITE RELEASE® and oral controlled release technologies, in its branded and generic products. In 1990, the Company established a marketing capability in the generic business through its wholly-owned subsidiary, ETHEX. As more fully described in Note 16—“Commitments and Contingencies,” the Company ceased operations of ETHEX on March 2, 2010, and on November 15, 2010, agreed to file articles of dissolution and sell the assets and operations of ETHEX to unrelated third parties prior to April 28, 2011. On December 15, 2010 the Company filed articles of dissolution with respect to ETHEX under Missouri law. In 1999, KV established a wholly-owned subsidiary, Ther-Rx, to market proprietary branded pharmaceuticals directly to physicians. On June 2, 2010, the Company sold PDI. On May 2, 2010, KV established a wholly-owned subsidiary, Nesher, to market and sell the Company’s generic pharmaceuticals.

Significant Developments

During fiscal year 2009, the Company announced six separate voluntary recalls of certain tablet form generic products as a precaution due to the potential existence of oversized tablets. In December 2008, the U.S. Food and Drug Administration (the “FDA”) began an inspection of the Company’s facilities. The Company suspended shipments of all approved tablet-form products in December 2008 and of all other drug products in January 2009. Also, in January 2009, the Company initiated a nationwide voluntary recall affecting most of its products. On March 2, 2009, the Company entered into a consent decree with the FDA regarding its drug manufacturing and distribution. The consent decree was entered by the U.S. District Court, Eastern District of Missouri, Eastern Division on March 6, 2009. As part of the consent decree, the Company agreed not to directly or indirectly do or cause the manufacture, processing, packing, labeling, holding, introduction or delivery for introduction into interstate commerce at or from any of its facilities of any drug, until the Company has satisfied certain requirements designed to demonstrate compliance with the FDA’s current good manufacturing practice (“cGMP”) regulations. The consent decree provides for a series of measures that, when satisfied, will permit the Company to resume the manufacture and distribution of approved drug products. The Company has also agreed not to distribute its products that are not FDA approved, including its prenatal vitamins and hematinic products, unless it obtains FDA approval for such products through the FDA’s New Drug Application (“NDA”) and Abbreviated New Drug Application (“ANDA”) processes. These actions and the requirements under the consent decree have had, and are expected to continue to have, a material adverse effect on the Company’s liquidity position and its results of operations. The Company does not expect to generate any significant revenues until it resumes shipping more of its approved products or until and unless the Company begins to generate significant revenues from the sale of Makena™ (see Note 3 —“Going Concern and Liquidity Considerations”). In September 2010, the FDA approved the reopening of the Company’s manufacturing with respect to its first product, which commenced sales in that month. Additional products are in the process of being brought back to market.

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

On November 10, 2010, Marc S. Hermelin voluntarily resigned as a member of the Board. We had been advised that the Office of Inspector General of the U.S. Department of Health and Human Services (“HHS OIG”) notified Mr. Hermelin that he would be excluded from participating in federal healthcare programs effective November 18, 2010. In an effort to avoid adverse consequences to our Company, including a potential discretionary exclusion of our Company from participation in federal healthcare programs, and to enable our Company to secure our expanded financial agreement, as more fully described in footnote 18 – “Subsequent Events” with U.S. Healthcare I, L.L.C. and U.S. Healthcare II, L.L.C., the Company, HHS OIG, Mr. Hermelin and his wife (solely with respect to her obligations thereunder, including as joint owner with Mr. Hermelin of certain shares of Company stock) entered into a settlement agreement (the “Settlement Agreement”) under which Mr. Hermelin also resigned as trustee of all family trusts that hold KV stock, agreed to divest his personal ownership interests in our Company’s Class A Common and Class B Common stock (approximately 1.8 million shares, including shares held jointly with his wife) over an agreed upon period of time in accordance with a divestiture plan and schedule approved by HHS OIG, and agreed to refrain from voting stock under his personal control. In order to implement such agreement, Mr. Hermelin and his wife granted to an independent third party immediate irrevocable proxies and powers of attorney to divest their personal stock interests in the Company if Mr. Hermelin does not timely do so. The Settlement Agreement also required Mr. Hermelin to agree, for the duration of his exclusion, not to seek to influence or be involved with, in any manner, the governance, management, or operations of our Company.

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

Pursuant to the plea agreement, ETHEX agreed to pay a criminal fine in the amount of $23.4 million in four installments. The first installment, in the amount of $2.3 million, was due and paid within 10 days of sentencing. Under the original payment schedule, the second and third installments, each in the amount of $5.9 million, were due on December 15, 2010 and July 11, 2011, respectively. The fourth and final installment, in the amount of $9.4 million, was due on July 11, 2012. On November 15, 2010, upon the motion of the Department of Justice, the court vacated the previous fine installment schedule and imposed a new fine installment schedule using the standard federal judgment rate of 0.22% per annum, payable as follows:

Payment Amount	Interest Amount	Payment Due Date
$1,000	$—	December 15, 2010
1,000	1	June 15, 2011
1,000	2	December 15, 2011
2,000	7	June 15, 2012
4,000	18	December 15, 2012
5,000	28	June 15, 2013
7,094	47	December 15, 2013

ETHEX also agreed to pay, within 10 days of sentencing, restitution to the Medicare and the Medicaid programs in the amounts of $1.8 million and $0.6 million, respectively. In addition to the fine and restitution, ETHEX agreed not to contest an administrative forfeiture in the amount of $1.8 million, which was due and paid within 45 days after sentencing and which satisfied any and all forfeiture obligations ETHEX may have as a result of the guilty plea. In total, ETHEX agreed to pay fines, restitution and forfeiture in the aggregate amount of $27.6 million.

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

Agreements with HHS OIG

In connection with the guilty plea described above by ETHEX, ETHEX was expected to be excluded from participation in federal healthcare programs, including Medicare and Medicaid. In addition, as a result of the guilty plea by ETHEX, HHS OIG had discretionary authority to also exclude KV from participation in federal healthcare programs. However, we are in receipt of correspondence from HHS OIG that, absent any transfer of assets or operations that would trigger successor liability, HHS OIG has no present intent to exercise its discretionary authority to exclude the Company as a result of the guilty plea by ETHEX.

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

On November 15, 2010, we entered into a divestiture agreement (“the Divestiture Agreement”) with HHS OIG under which we agreed to sell the assets and operations of ETHEX to unrelated third parties prior to April 28, 2011 and to file articles of dissolution with respect to ETHEX under Missouri law by that date. Following the filing, ETHEX may not engage in any new business other than winding up its operations and will engage in a process provided under Missouri law to identify and resolve its liabilities over at least a two-year period. Under the terms of the Divestiture Agreement, HHS OIG agreed not to exclude ETHEX from federal healthcare programs until April 28, 2011 and, upon completion of the sale of the ETHEX assets and of the filing of the articles of dissolution of ETHEX, the agreement will terminate. Civil monetary penalties and exclusion of ETHEX may occur if we fail to meet our April 28, 2011 deadline. We have also received a letter from HHS OIG advising us further that assuming that we have complied with all agreements deemed necessary by HHS OIG, HHS OIG would not exclude ETHEX thereafter. ETHEX filed its articles of dissolution on December 15, 2010, and ETHEX no longer has any ongoing assets or operations other than those required to conclude the winding up process under Missouri law.

New Subsidiary

On May 10, 2010, we formed a wholly-owned subsidiary, Nesher, to operate as the sales and marketing company for our generic products. In July 2010, our Board of Directors directed management to explore strategic alternatives with respect to Nesher and the assets and operations of our generic products business, which could include a sale of Nesher. We have retained Jefferies & Co., Inc. to advise us with this strategy. In the meantime, we will continue to prepare products for FDA inspection and continue to anticipate the reintroduction of approved products into the market.

Refer also to Note 18 —“Subsequent Events” for discussion of recent events and developments.

2.	Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X and, accordingly, do not include all information and footnotes required by U.S. GAAP for complete financial statements. For further information, refer to the notes to consolidated financial statements included in the Annual Report of the Company on Form 10-K for the year ended March 31, 2010. The interim consolidated financial statements and accompanying notes should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s 2010 Form 10-K. The balance sheet information as of March 31, 2010 has been derived from the Company’s audited consolidated balance sheet as of that date. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included in these consolidated financial statements. Operating results for the three months ended June 30, 2010 are not necessarily indicative of the results that may be expected for the year ending March 31, 2011.

PDI

We sold PDI on June 2, 2010. The Company identified the assets and liabilities of PDI as held for sale in the Company’s consolidated balance sheet at March 31, 2010 and has segregated PDI’s operating results separately for the three months ended June 30, 2010 and 2009. See Note 15 – “Divestitures” for information regarding the sale of PDI.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results in subsequent periods may differ from the estimates and assumptions used in the preparation of the accompanying consolidated financial statements.

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

The Company assesses the impairment of its long-lived assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. The factors that the Company considers in its assessment include the following: (1) significant underperformance of the assets relative to expected historical or projected future operating results; (2) significant changes in the manner of the Company’s use of the acquired assets or the strategy for its overall business; (3) significant negative industry or economic trends; and (4) significant adverse changes as a result of legal proceedings or governmental or regulatory actions.

Based on the events described in Note 18 – “Subsequent Events” of this Report, the Company has determined that a triggering event occurred in the fourth quarter of fiscal year 2011 giving rise to the need to assess the recoverability of its long lived-assets. Depending upon which and when, if any, of the strategic and operating alternatives are implemented, the Company believes that future undiscounted cash flows may not be sufficient to support the carrying value of certain of its long-lived assets and this will result in material non-cash charges for impairment of inventory, property and equipment, intangible and other long-lived assets in the quarter and year ending March 31, 2011. Cash flow projections require a significant level of judgment and estimation in order to determine a number of interdependent variables and assumptions such as probability, timing, pricing and various cost factors. Cash flow projections are highly sensitive to changes in these variables and assumptions. Until the Company is able to determine and assess these variables, it cannot assess the level or range of impairment that may be incurred. Additionally, our recently amended loan agreement requires that we dispose of our generics business by August 31, 2011. Until we are able to determine the value of the assets associated with this business, we are unable to determine whether proceeds upon disposition will be comparable to the current carrying value of the business segment. The result of these determinations will form the basis for management’s assumptions regarding the ultimate use and/or potential disposition of assets. Assumptions necessary to establish the fair value of long lived assets will be derived from the outcome of these decisions, which we expect will be determined within approximately the next three months from the date of this filing. At that time management will have the necessary information to prepare its recoverability analysis. As of June 30, 2010, the carrying values of the Company’s inventory; property and equipment, net; and intangible assets, net were $4,806, $117,661 and $52,164, respectively.

3.	Going Concern and Liquidity Considerations

The Company’s consolidated financial statements are prepared using U.S. GAAP applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The accompanying historical consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

The assessment of the Company’s ability to continue as a going concern was made by management considering, among other factors: (i) the timing and number of approved products that will be introduced or reintroduced to the market and the related costs; (ii) the suspension of shipment of all products manufactured by the Company and the requirements under the consent decree with the FDA; (iii) the possibility that the Company may need to obtain additional capital despite the senior secured loan that it was able to obtain in November 2010 and as amended in February 2011 and the private placement of additional equity securities in February 2011; (iv) the potential outcome with respect to the governmental inquiries, litigation or other matters described in Note 16—“Commitments and Contingencies”; and (v) the Company’s ability to comply with debt covenants. The Company’s assessment was further affected by the Company’s fiscal year 2010 net loss of $283,612, its first quarter fiscal year 2011 net loss of $34,599 and the outstanding balance of cash and cash equivalents of $41,523 and $60,693 as of June 30, 2010 and March 31, 2010, respectively. For periods subsequent to June 30, 2010, the Company expects losses to continue because the Company is unable to generate any significant revenues from more of its own manufactured products until the Company is able to resume shipping more of its approved products and until after the Company is able to start sales of Makena™ (17-alphahydroxyprogesterone caproate) which was approved by the FDA in February 2011. The Company received notification from the FDA on September 8, 2010 of approval to ship into the marketplace the first product approved under the consent decree, i.e., Potassium Chloride ER Capsule. The Company resumed shipment of extended release potassium chloride capsule, Micro-K® 10mEq and Micro-K® 8mEq, in September 2010 and resumed shipments of its generic version, Potassium Chloride ER Capsule, in December 2010. The Company is continuing to prepare other products for FDA inspection and does not expect to resume shipping other products until fiscal 2012. In addition, the Company must meet ongoing operating costs as well as costs related to the steps the Company is currently taking to prepare for introducing or reintroducing its approved products to the market. If the Company is not able to obtain the FDA’s clearance to resume manufacturing and distribution of more of its approved products in a timely manner and at a reasonable cost, or if revenues from its sale of approved products introduced or reintroduced into the market place prove to be insufficient, the Company’s financial position, results of operations, cash flows and liquidity will continue to be materially adversely affected. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

Based on current financial projections, management believes the continuation of the Company as a going concern is primarily dependent on its ability to address, among other factors: (i) the successful launch and product sales of Makena™, which was approved by the FDA in February 2011; (ii) the timing, number and revenue generation of approved products that will be introduced or reintroduced to the market and the related costs; (iii) the suspension of shipment of all products manufactured by the Company and the requirements under the consent decree with the FDA (other than the Potassium Chloride ER Capsule product, including Micro-K® 10mEq and Micro-K® 8mEq, products that are the subject of the FDA notification letter previously discussed); (iv) the possibility that the Company will need to obtain additional capital(see Note 18- “Subsequent Events” for updates); (v) the potential outcome with respect to the governmental inquiries, litigation or other matters described in Note 16—“Commitments and Contingencies”; and (vi) its compliance with its debt covenants. While the Company addresses these matters, it must continue to meet expected near-term obligations, including normal course operating cash requirements and costs associated with introducing and reintroducing approved products to the market (such as costs related to its employees, facilities and FDA compliance), remaining payments associated with the acquisition and retention of its rights to Makena™ (see Note 5—“Acquisitions”), the financial obligations pursuant to the plea agreement with the Department of Justice, costs associated with legal counsel and consultant fees, as well as the significant costs, such as legal and consulting fees, associated with the steps taken by the Company in connection with the consent decree and the litigation and governmental inquiries. If the Company is not able to obtain the FDA’s clearance to resume manufacturing and distribution of certain or many of its approved products in a timely manner and at a reasonable cost and/or if the Company is unable to successfully launch and commercialize Makena™ and/or if the Company experiences adverse outcomes with respect to any of the governmental inquiries or litigation described in Note 16—“Commitments and Contingencies”, its financial position, results of operations, cash flows and liquidity will continue to be materially adversely affected.

In the near term, the Company is focused on the following: (i) preparing for the commercial launch of Makena™; (ii) meeting the requirements of the consent decree, which will allow its approved products to be reintroduced to the market (other than the Potassium Chloride ER Capsule product, including Micro-K® 10mEq and Micro-K® 8mEq, products that are the subject of the FDA notification letter previously discussed); (iii) evaluating strategic alternatives with respect to Nesher and other assets; and (iv) pursuing various means to minimize operating costs and increase cash. Since June 30, 2010, the Company has generated non-recurring cash proceeds to support its on-going operating and compliance requirements from the sale of certain intellectual property and other assets related to the Company’s ANDAs submitted with the FDA for the approval to engage in the commercial manufacture and sale of 1gm/10mL sucralfate suspension, the agreement with U.S. Healthcare I, L.L.C. and U.S. Healthcare II, L.L.C. for a $118.0 million loan and $32.0 million private placement of Class A Common Stock (see Note 18—“Subsequent Events”). While these cash proceeds were sufficient to meet near term cash requirements, the Company is pursuing ongoing efforts to increase cash, including, but not limited to the continued implementation of cost savings, exploration of strategic alternatives with respect to Nesher and the assets and operations of the Company’s generic products business and other assets and the return of certain of the Company’s approved products to market in a timely manner (other than the Potassium Chloride ER Capsule, including Micro-K® 10mEq and Micro-K® 8mEq, products that are the subject of the FDA notification letter previously discussed). The Company cannot provide assurance that it will be able to realize the cost reductions it anticipates from reducing its operations or its employee base, that some or many of its approved products can be returned to the market in a timely manner or at all, that its higher profit approved products will return to the market in the near term or that the Company can obtain additional cash through asset sales, a successful commercial launch of Makena™ or other means. If the Company is unsuccessful in its efforts to introduce or return its products to market, or if needed to sell assets and raise additional capital in the near term, the Company will be required to further reduce its operations, including further reductions of its employee base, or the Company may be required to cease certain or all of its operations in order to offset the lack of available funding.

The Company continues to evaluate the sale of certain of its assets and businesses. However, due to general economic conditions, the Company will likely be exposed to risks related to the overall macro-economic environment, including a lower rate of return than it has historically experienced on its invested assets and being limited in its ability to sell assets. In addition, the Company cannot provide any assurance that it will be successful in finding suitable purchasers for the sale of such assets. Even if the Company is able to find purchasers, it may not be able to obtain attractive terms and conditions for such sales, including attractive pricing. In addition, divestitures of businesses involve a number of risks, including the diversion of management and employee attention, significant costs and expenses, the loss of customer relationships, a decrease in revenues and earnings associated with the divested business, and the disruption of operations in the affected business. Furthermore, divestitures potentially involve significant post-closing separation activities, which could involve the expenditure of significant financial and employee resources. Inability to consummate identified asset sales or manage the post-separation transition arrangements could adversely affect the Company’s business, financial condition, results of operations, cash flows, and ability to comply with the obligations in its outstanding debt.

4.	Recently Issued Accounting Standards

There have been no new recent accounting pronouncements or changes in accounting pronouncements for the three months ended June 30, 2010 as compared to the recent accounting pronouncements described in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2010. The Company has adopted or will adopt, as applicable, accounting pronouncements that are effective for fiscal year 2011.

5.	Acquisitions

On January 16, 2008, the Company entered into an Asset Purchase Agreement (the “Original Agreement”) with Cytyc Prenatal Products Corp. and Hologic, Inc. (Cytyc Prenatal Products Corp. and Hologic, Inc. are referred to collectively as “Hologic”). On January 8, 2010, the Company and Hologic entered into an Amendment (“Amendment No.1”) to the Original Agreement, which, among other things, included a $70,000 cash payment for the exclusive rights to Makena™, which was recorded as purchased in-process research and development expense on the statement of operations for the year ended March 31, 2010. On February 4, 2011, the Registrant entered into a second amendment (“Amendment No. 2”) to the Original Agreement. The amendments set forth in Amendment No. 2 reduced the payment to be made on the Transfer Date to $12.5 million and revised the schedule for making the remaining payments of $107.5 million. Under these revised payment provisions, after the $12.5 million payment on the Transfer Date and a subsequent $12.5 million payment twelve months after the Transfer Date, the Company has the right to elect between the two alternate payment schedules for the remaining payments, with royalties of 5% of the net sales of Makena™ payable for certain periods and under different circumstances, depending on when the Company elects to make the remaining payments. The Company may make any of the payments on or before their due dates, and the date on which the Company makes the final payment contemplated by the selected payment schedule will be the final payment date, after which royalties, if any, will cease to accrue. See Note 18- “Subsequent Events” for further description and timing of payments of the Amendment No. 2.

6.	Earnings (Loss) Per Share

The Company has two classes of common stock: Class A Common Stock and Class B Common Stock that is convertible into Class A Common Stock. With respect to dividend rights, holders of Class A Common Stock are entitled to receive cash dividends per share equal to 120% of the dividends per share paid on the Class B Common Stock. For purposes of calculating basic loss per share, undistributed loss are allocated to each class of common stock based on the contractual participation rights of each class of security.

The Company presents diluted loss per share for Class B Common Stock for all periods using the two-class method which does not assume the conversion of Class B Common Stock into Class A Common Stock. The Company presents diluted loss per share for Class A Common Stock using the if-converted method which assumes the conversion of Class B Common Stock into Class A Common Stock, if dilutive.

Basic loss per share is computed using the weighted average number of common shares outstanding during the period except that it does not include unvested common shares subject to repurchase. Diluted loss per share is computed using the weighted average number of common shares and, if dilutive, potential common shares outstanding during the period. Potential common shares consist of the incremental common shares issuable upon the exercise of stock options, unvested common shares subject to repurchase, convertible preferred stock and convertible notes. The dilutive effects of outstanding stock options and unvested common shares subject to repurchase are determined by application of the treasury stock method. Convertible preferred stock and convertible notes are determined on an if-converted basis. The computation of diluted loss per share for Class A Common Stock assumes the conversion of the Class B Common Stock, while the diluted loss per share for Class B Common Stock does not assume the conversion of those shares.

The following tables set forth the computation of basic and diluted loss per share for the three months ended June 30, 2010 and 2009:

	Three Months Ended June 30, 2010		Three Months Ended June 30, 2009
	Class A	Class B	Class A	Class B
Basic loss per share:
Numerator:
Allocation of undistributed loss from continuing operations	$(30,564)	$(9,905)	$(42,134)	$(13,496)
Allocation of undistributed (loss) earnings from discontinued operations	(17)	(5)	501	160
Allocation of undistributed gain from sale of discontinued operations	4,436	1,438	—	—

Allocation of undistributed loss	$(26,145)	$(8,472)	$(41,633)	$(13,336)

Denominator:
Weighted average shares outstanding	37,795,000	12,249,000	37,802,000	12,114,000
Less - weighted average unvested common shares subject to repurchase	—	—	—	(6,000)

Number of shares used in per share computations	37,795,000	12,249,000	37,802,000	12,108,000

Basic loss per share from continuing operations	$(0.81)	$(0.81)	$(1.11)	$(1.11)
Basic earnings per share from discontinued operations	—	—	0.01	0.01
Basic earnings per share from gain on sale of discontinued operations	0.12	0.12	—	—

Basic loss per share	$(0.69)	$(0.69)	$(1.10)	$(1.10)

	Three Months Ended June 30, 2010		Three Months Ended June 30, 2009
	Class A	Class B	Class A	Class B
Diluted loss per share:
Numerator:
Allocation of undistributed loss from continuing operations	$(30,564)	$(9,905)	$(42,134)	$(13,496)
Reallocation of undistributed loss from continuing operations as a result of conversion of Class B to Class A shares	(9,905)	—	(13,496)	—
Allocation of undistributed loss from continuing operations for diluted computation	(40,469)	(9,905)	(55,630)	(13,496)

Allocation of undistributed earnings from discontinued operations	(17)	(5)	501	160
Reallocation of undistributed earnings from discontinued operations as a result of conversion of Class B to Class A shares	(5)	—	160	—
Allocation of undistributed earnings from discontinued operations for diluted computation	(22)	(5)	661	160

Allocation of undistributed gain from sale of discontinued operations	4,436	1,438	—	—
Reallocation of undistributed gain from sale of discontinued operations as a result of conversion of Class B to Class A shares	1,438	—	—	—
Allocation of undistributed gain from sale of discontinued operations for diluted computation	5,874	1,438	—	—

Allocation of undistributed loss	$(34,617)	$(8,472)	$(54,969)	$(13,336)

Denominator:
Number of shares used in basic computation	37,795,000	12,249,000	37,802,000	12,108,000
Weighted average effect of dilutive securities:
Conversion of Class B to Class A shares	12,249,000	—	12,108,000	—

Number of shares used in per share computations	50,044,000	12,249,000	49,910,000	12,108,000

Diluted loss per share from continuing operations	$(0.81)	$(0.81)	$(1.11)	$(1.11)
Diluted earnings per share from discontinued operations	—	—	0.01	0.01
Diluted earnings per share from gain on
sale of discontinued operations	0.12	0.12	—	—

Diluted loss per share	$(0.69)	$(0.69)	$(1.10)	$(1.10)

(1)	For the three months ended June 30, 2010, there were stock options to purchase 7,000 shares (excluding 3,813,000 out of the money shares) of Class A Common Stock, 110,000 out of the money shares of Class B Common Stock, preferred shares convertible into 338,000 shares of Class A Common Stock, and $200,000 principal amount of convertible notes convertible into 8,692,000 shares of Class A Common Stock that were excluded from the computation of diluted loss per share because their effect would have been anti-dilutive.
(2)	For the three months ended June 30, 2009, there were stock options to purchase 345,000 shares (excluding 3,994,000 out of the money shares) of Class A Common Stock, stock options to purchase 6,000 shares (excluding 90,000 out of the money shares) of Class B Common Stock, preferred shares convertible into 338,000 shares of Class A Common Stock, and $200,000 principal amount of convertible notes convertible into 8,692,000 shares of Class A Common Stock that were excluded from the computation of diluted loss per share because their effect would have been anti-dilutive.

7.	Investment Securities

The carrying amount of available-for-sale securities and their approximate fair values at June 30, 2010 and March 31, 2010 were as follows:

	June 30, 2010
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Non-current auction rate securities	$62,316	$2,170	$—	$64,486

	March 31, 2010
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Non-current auction rate securities	$62,949	$2,916	$—	$65,865

At June 30, 2010 and March 31, 2010, the Company had $70,750 and $71,550, respectively, of principal invested in auction rate securities (“ARS”). These securities all have a maturity in excess of 10 years. The Company’s investments in ARS primarily represent interests in collateralized debt obligations supported by pools of student loans, the principal of which is guaranteed by the U.S. Government. ARS backed by student loans are viewed as having low default risk and therefore very low risk of credit downgrade. The ARS held by the Company are AAA-rated securities with long-term nominal maturities for which the interest rates are reset through a Dutch auction process that occurs at pre-determined intervals of up to 35 days. Prior to 2008, the auctions provided a liquid market for these securities.

With the liquidity issues experienced in global credit and capital markets, the ARS held by the Company at June 30, 2010 and March 31, 2010 experienced multiple failed auctions beginning in February 2008 as the amount of securities submitted for sale exceeded the amount of purchase orders. Given the failed auctions, the Company’s ARS are considered illiquid until a successful auction for them occurs. Accordingly, the $64,486 and $65,865 of ARS at June 30, 2010 and March 31, 2010, respectively, were classified as non-current assets and are included in the line item “Investment securities” in the accompanying Consolidated Balance Sheets.

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

In accordance with authoritative guidance ASC 860, Transfers and Servicing, the Company accounted for the ARS transfer to CGMI, including the two-year option to reacquire the ARS, as a secured borrowing with pledge of collateral. The transfer of the ARS to CGMI does not meet all of the conditions set forth in ASC 860 in order to be accounted for as a sale. As a secured borrowing with pledge of collateral, the Company was required to record a short-term liability (“collateralized borrowing”) as of June 30, 2010 for the ARS sale proceeds, representing a borrowing of cash from CGMI (see Note 12—“Long-Term Debt”). The ARS have been transferred to CGMI and serve as a pledge of collateral under this borrowing. The Company shall continue to carry the ARS as an asset in the accompanying Consolidated Balance Sheets, and it will continue to adjust to the ARS’ fair value on a quarterly basis (see Note 8—“Fair Value Measures”). In the event any ARS are redeemed prior to the expiration of the option, the Company will account for the redemptions as a sale pursuant to ASC 860.

The Company faces significant liquidity concerns as discussed in Note 3—“Going Concern and Liquidity Considerations.” As a result, the Company determined that it could no longer support its previous assertion that it had the ability to hold impaired securities until their forecasted recovery. Accordingly, the Company concluded that the ARS became other-than-temporarily impaired during December 2008 and recorded a $9,122 loss into earnings. This adjustment reduced the carrying value of the ARS to $63,678 at December 31, 2008. The estimated fair value of the Company’s ARS holdings at March 31, 2010 was $65,865. The Company recorded discount accretion of $292 on the carrying value of ARS and recorded the $2,916 difference between the fair value of the Company’s ARS at March 31, 2010 in accumulated other comprehensive income as an unrealized gain of $1,846, net of tax. The estimated fair value of the Company’s ARS holdings at June 30, 2010 was $64,486. The Company recorded discount accretion of $71 on the carrying value of ARS and recorded the $2,170 difference between the fair value of the Company’s ARS at June 30, 2010 in accumulated other comprehensive income as an unrealized gain of $1,373, net of tax.

Since the transfer of the ARS to CGMI on January 21, 2010, $800 were redeemed in the quarter ended June 30, 2010. The Company will receive from CGMI cash proceeds in the amount of $103, representing the difference between the principal amount of securities redeemed and the price in which they were previously sold to CGMI. The Company also recorded a gain in the Consolidated Statement of Operations for the quarter ended June 30, 2010 in the amount of $96, representing the difference between the principal amount of the securities redeemed and their carrying value prior to redemption.

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

The following tables present the Company’s fair value hierarchy as of June 30, 2010 for those financial assets measured at fair value on a recurring basis:

	Fair Value Measurements at June 30, 2010
	Total	Level 1	Level 2	Level 3
Non-current ARS	$64,486	$—	$—	$64,486

The following tables present the Company’s fair value hierarchy as of March 31, 2010 for those financial assets measured at fair value on a recurring basis:

	Fair Value Measurements at March 31, 2010
	Total	Level 1	Level 2	Level 3
Non-current ARS	$65,865	$—	$—	$65,865

Due to the lack of observable market quotes and an illiquid market for the Company’s ARS portfolio that existed as of June 30, 2010, the Company utilized a valuation model that relied exclusively on Level 3 inputs, including those that are based on expected cash flow streams and collateral values (see Note 7—“Investment Securities”).

The contingent interest feature of the $200,000 principal amount of Contingent Convertible Subordinated Notes (see Note 12—“Long-Term Debt”) meets the criteria of and qualifies as an embedded derivative. Although this feature represents an embedded derivative financial instrument, based on its de minimis value at the time of issuance and at June 30, 2010, no value has been assigned to this embedded derivative.

The following table presents the changes in fair value for financial assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

Non-Current Auction Rate Securities (Level 3)
Balance at April 1, 2010	$65,865

Unrealized loss included in other comprehensive loss	(746)
Accretion of investment impairment	71
Redemptions	(704)

Balance at June 30, 2010	$64,486

9.	Inventories

Inventories, net of reserves, consisted of:

	2010
	June 30,	March 31,
Raw Materials	$3,637	$5,019
Finished goods	1,169	465

Total inventories	$4,806	$5,484

Management establishes reserves for potentially obsolete or slow-moving inventory based on an evaluation of inventory levels, forecasted demand, and market conditions.

Inventories included $- of raw materials at both June 30, 2010 and March 31, 2010, which will be used in research and development activities.

The Company ceased all manufacturing activities during the fourth quarter of fiscal year 2009, and its net revenues in the quarter ended June 30, 2010 and June 30, 2009 are limited to sales of products manufactured by third parties. Additionally, all costs associated with the Company’s manufacturing operations are recognized directly into cost of sales rather than capitalized into inventory.

10.	Intangible Assets

Intangible assets consisted of:

	2010
	June 30,			March 31,
	Gross Carrying Amount (a)	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount (a)	Accumulated Amortization	Net Carrying Amount
Product rights acquired:
Micro-K®	$36,140	$(20,404)	$15,736	$36,140	$(19,952)	$16,188
Evamist™	21,175	(8,147)	13,028	21,175	(7,876)	13,299
Trademarks acquired:
Evamist™	5,082	(2,340)	2,742	5,082	(2,283)	2,799
License agreements:
Evamist™	35,648	(15,174)	20,474	35,648	(14,748)	20,900
Covenants not to compete:
Evamist™	627	(627)	—	627	(627)	—
Trademarks and patents	1,364	(1,308)	56	1,308	(1,308)	—
Other	367	(239)	128	691	(216)	475

Total intangible assets	$100,403	$(48,239)	$52,164	$100,671	$(47,010)	$53,661

(a) Gross Carrying Amount is shown net of impairment charges.

In May 2007, the Company acquired the U.S. marketing rights to Evamist®, a transdermal estrogen therapy, from VIVUS, Inc. Under the terms of the asset purchase agreement for Evamist®, the Company paid $10,000 in cash at closing and agreed to make an additional cash payment of $141,500 upon final approval of the product by the FDA. The agreement also provides for two future payments upon achievement of certain net sales milestones. If Evamist® achieves $100,000 of net sales in a fiscal year, a one-time payment of $10,000 will be made, and if net sales reach $200,000 in a fiscal year, a one-time payment of up to $20,000 will be made. Because the product had not obtained FDA approval when the initial payment was made at closing, the Company recorded $10,000 of in-process research and development expense during the three months ended June 30, 2007. In July 2007, FDA approval for Evamist® was received and a payment of $141,500 was made to VIVUS, Inc. The final purchase price allocation completed during the fiscal year ended March 31, 2009, resulted in estimated identifiable intangible assets of $44,078 for product rights; $12,774 for trademark rights; $82,542 for rights under a sublicense agreement; and $2,106 for a covenant not to compete. Upon FDA approval in July 2007, the Company began amortizing the product rights, trademark rights and rights under the sublicense agreement over 15 years and the covenant not to compete over nine years. As no net sales milestones have yet been met, no additional payments have been made. Evamist® net sales were approximately $8,800 and $2,600 in fiscal years 2010 and 2009, respectively. It was concluded that the assets related to Evamist® were impaired as of March 31, 2010. The Company recorded $78,968 during fiscal year 2010 as an impairment charge to reduce the carrying value of the intangible assets related to Evamist® to its estimated fair value.

As of June 30, 2010, the Company’s product rights acquired, trademark rights acquired, license agreements, trademarks and patents, and other intangible assets have weighted average useful lives of approximately 17 years, 15 years, 15 years, 13 years, and 5 years, respectively. Amortization of intangible assets was $1,260 and $2,949 for the three months ended June 30, 2010 and June 30, 2009, respectively

Management tests the carrying value of intangible assets for impairment at least annually and also assesses and evaluates on a quarterly basis if any events have occurred which indicate the possibility of impairment. During the assessment as of June 30, 2010, management did not identify any events that were indicative of impairment. However, any significant changes in actual future results from the assessment used to perform the quarterly evaluation, such as lower sales, increases in production costs, technological changes or decisions not to produce or sell products, could result in impairment at a future date (see Note 2—“Basis of Presentation”).

Assuming no other additions, disposals or adjustments are made to the carrying values and/or useful lives of the intangible assets, annual amortization expense on product rights, trademarks acquired and other intangible assets is estimated to be approximately $5,000 in each of the five succeeding fiscal years.

11.	Accrued Severance

Accrued severance consists primarily of severance benefits owed to employees whose employment was terminated in connection with the ongoing realignment of the Company’s cost structure. Severance expense recognized in the three months ended June 30, 2010 was recorded in part to restructuring charges, which are included in selling and administrative and in part to cost of sales in the consolidated statement of operations. Subsequent to March 31, 2010, certain executives of the Company, including the former interim President and interim Chief Executive Officer resigned or were terminated. As a result, the Company, pursuant to existing employment agreements, incurred severance related expenses, which were recorded in the quarter ended June 30, 2010. The activity in accrued severance for the three months ended June 30, 2010 and twelve months ended March 31, 2010 are summarized as follows:

	2010
	June 30,	March 31,
Balance at begnning of period	$6,243	$10,002
Provision for severance benefits	1,871	6,925
Amounts charged to accrual	(6,001)	(10,684)

Balance at end of period	$2,113	$6,243

12.	Long-Term Debt

Long-term debt consisted of:

	2010
	June 30,	March 31,
Convertible notes	$200,000	$200,000
Building mortgages	34,735	35,288
Collateralized borrowing	60,527	61,224
Software financing arrangement	451	588

	295,713	297,100
Less current portion	(63,272)	(63,926)

	$232,441	$233,174

In May 2003, the Company issued $200,000 principal amount of 2.5% Contingent Convertible Subordinated Notes (the “Notes”) that are convertible, under certain circumstances, into shares of Class A Common Stock at an initial conversion price of $23.01 per share. The Notes, which mature on May 16, 2033, bear interest that is payable on May 16 and November 16 of each year at a rate of 2.50% per annum. The Company also is obligated to pay contingent interest at a rate equal to 0.5% per annum during any six-month period from May 16 to November 15 and from November 16 to May 15, with the initial six-month period commencing May 16, 2006, if the average trading price of the Notes per $1,000 principal amount for the five trading day period ending on the third trading day immediately preceding the first day of the applicable six-month period equals $1,200 or more. In November 2007, the average trading price of the Notes reached the threshold for the five-day trading period that resulted in the payment of contingent interest and for the period from November 16, 2007 to May 15, 2008 the Notes paid interest at a rate of 3.00% per annum. In May 2008, the average trading price of the Notes fell below the contingent interest threshold for the five-day trading period and beginning May 16, 2008 the Notes began to pay interest at a rate of 2.50% per annum, which is the current rate as of June 30, 2010.

The Company may redeem some or all of the Notes at any time, at a redemption price, payable in cash, of 100% of the principal amount of the Notes, plus accrued and unpaid interest, including contingent interest, if any. Holders may require the Company to repurchase all or a portion of their Notes on May 16, 2013, 2018, 2023 and 2028 or upon a change in control, as defined in the indenture governing the Notes, at a purchase price, payable in cash, of 100% of the principal amount of the Notes, plus accrued and unpaid interest, including contingent interest, if any. Holders had the right to require the Company to repurchase all or a portion of their Notes on May 16, 2008 and, accordingly, the Company classified the Notes as a current liability as of March 31, 2008. Since no holders required the Company to repurchase all or a portion of their Notes on this date and because the next occasion holders may require the Company to repurchase all or a portion of their Notes is May 16, 2013, the Notes were classified as a long-term liability as of June 30, 2010 and March 31, 2010. The Notes are subordinate to all of the Company’s existing and future senior obligations.

The Notes are convertible, at the holders’ option, into shares of the Company’s Class A Common Stock prior to the maturity date under the following circumstances:

•

during any future quarter, if the closing sale price of the Company’s Class A Common Stock over a specified number of trading days during the previous quarter is more than 120% of the conversion price of the Notes on the last trading day of the previous quarter. The Notes are initially convertible at a conversion price of $23.01 per share, which is equal to a conversion rate of approximately 43.4594 shares per $1,000 principal amount of Notes;

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

In March 2006, the Company entered into a $43,000 mortgage loan arrangement with one of its primary lenders, in part, to refinance $9,859 of existing mortgages. The $32,764 of net proceeds the Company received from the mortgage loan was used for working capital and general corporate purposes. The mortgage loan, which is secured by four of the Company’s buildings, bears interest at a rate of 5.91% and matures on April 1, 2021. The Company is current in all its financial payment obligations under the mortgage loan arrangement. However, at March 31, 2009 and 2010, the Company was not in compliance with one or more of the requirements of the mortgage loan documentation. At March 31, 2009, the entire amount outstanding under the mortgage was classified as a current liability. On August 5, 2010, the Company obtained a waiver for the provisions of the mortgage loan documentation that it was not in compliance with (see Note 18—“Subsequent Events”). Accordingly, the portion of the mortgage not payable in the following 12 months was classified as a long-term liability as of June 30, 2010 and March 31, 2010.

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

In accordance with authoritative guidance ASC 860, Transfers and Servicing, the Company accounted for the ARS transfer to CGMI, including the two-year option to reacquire the ARS, as a secured borrowing with pledge of collateral. The transfer of the ARS to CGMI does not meet all of the conditions set forth in ASC 860 in order to be accounted for as a sale. As a secured borrowing with pledge of collateral, the Company was required to record a short-term liability (“collateralized borrowing”) as of March 31, 2010 for the ARS sale proceeds, representing a borrowing of cash from CGMI. The ARS have been transferred to CGMI and serve as a pledge of collateral under this borrowing. The Company shall continue to carry the ARS as an asset in the accompanying Consolidated Balance Sheets, and it will continue to adjust to the ARS’ fair value on a quarterly basis (see Note 8—“Fair Value Measures”). In the event any ARS are redeemed prior to the expiration of the option, the Company will account for the redemptions as a sale pursuant to ASC 860. Through June 30, 2010, $800 par value of ARS ($697 at CGMI purchase cost) were redeemed.

The Company entered into an installment payment arrangement with a financial institution for the purchase of software products and the right to receive consulting or other services from the seller (“Software financing arrangement”). The Company is amortizing the amounts paid ratably over the service period over 16 consecutive quarters which ends in December 2010. During fiscal 2011, the Company renegotiated the contract on November 10, 2010 and will pay for services it receives as they are incurred.

The Company paid interest of $3,041 and $3,091for the three months ended June 30, 2010 and June 30, 2009, respectively.

13.	Comprehensive Loss

Comprehensive loss includes all changes in equity during a period except those that resulted from investments by or distributions to the Company’s shareholders. Other comprehensive loss refers to revenues, expenses, gains and losses that, under U.S. GAAP, are included in comprehensive loss, but excluded from net loss as these amounts are recorded directly as an adjustment to shareholders’ deficit. For the Company, comprehensive loss is comprised of net loss, the net changes in unrealized gains and losses on available for sale marketable securities, net of applicable income taxes, and changes in the cumulative foreign currency translation adjustment. Total comprehensive loss was $35,132 and $55,618 for the three months ended June 30, 2010 and 2009, respectively.

14.	Segment Reporting

The reportable operating segments of the Company are branded products (through the Company’s Ther-Rx subsidiary) and specialty generic/non-branded products (through the Company’s Nesher subsidiary). The branded products segment includes patent-protected products and certain trademarked off-patent products that the Company sells and markets as branded pharmaceutical products. The specialty generic/non-branded segment includes off-patent pharmaceutical products that are therapeutically equivalent to proprietary products. The Company sells its branded and specialty generic/non-branded products primarily to pharmaceutical wholesalers, drug distributors and chain drug stores.

In the fourth quarter of fiscal year 2009, the Company decided to market the Company’s specialty materials segment, PDI, for sale because of liquidity concerns and the Company’s expected near-term cash requirements. As a result, the Company has segregated PDI’s operating results and presented them separately as a discontinued operation for all periods presented. (See Note 15—“Divestitures” for more information regarding the sale of PDI.)

In connection with the plea agreement with the U.S. Department of Justice and the anticipated exclusion of ETHEX from participation in federal healthcare programs, the Company ceased operations of ETHEX on March 2, 2010 and under an agreement with the HHS OIG, filed articles of dissolution for ETHEX on December 15, 2010 and commenced a sale of the remaining assets of ETHEX to be completed under such agreement by April 28, 2011. However, the Company has retained the ability to manufacture (once the requirements under the consent decree have been met), market and distribute all generic products and is in possession of all intellectual property related to generic products, including all NDAs and ANDAs, which it now does under its Nesher subsidiary. (See Note 16—“Commitments and Contingencies.”)

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

The following represents information for the Company’s reportable operating segments (excluding discontinued operations) for the three months ended June 30, 2010 and 2009:

	Three Months Ended June 30,	Branded Products	Specialty Generics	All Other	Eliminations	Consolidated
Net Revenues (Expenditures)
	2010	$4,022	$(646)	$—	$—	$3,376
	2009	5,652	636	7	—	6,295

Segment loss
	2010	(2,689)	(1,434)	(37,007)	—	(41,130)
	2009	(1,443)	(1,058)	(51,442)	—	(53,943)

Identifiable assets
	2010	2,304	6,872	308,063	(1,759)	315,480
	2009	3,102	10,888	532,877	(1,758)	545,109

Property and equipment additions
	2010	—	—	266	—	266
	2009	—	—	2,032	—	2,032

Depreciation and amortization
	2010	30	17	4,434	—	4,481
	2009	133	18	7,929	—	8,080

Consolidated revenues are principally derived from customers in North America and substantially all property and equipment is located in the St. Louis, Missouri metropolitan area.

15.	Divestitures

Sale of Sucralfate ANDA

On May 7, 2010, the Company received $11,000 in cash proceeds, and a right to receive an additional payment of $2,000 based on the occurrence of certain events, from the sale of certain intellectual property and other assets related to the Company’s ANDA, submitted with the FDA for the approval to engage in the commercial manufacture and sale of 1gm/10mL sucralfate suspension. All prior activities related to the intellectual property were expensed as incurred resulting in a recognized gain equal to the cash proceeds received. The $2,000 will be recorded as a gain when, and if, the events stipulated in the agreement occur and payment is earned.

Sale of PDI

In March 2009, because of liquidity concerns and the Company’s expected near-term cash requirements, the Company’s Board approved management’s recommendation to market PDI for sale. PDI, formerly a wholly-owned subsidiary of the Company, develops and markets specialty value-added raw materials, including drugs, directly compressible and micro encapsulated products, and other products used in the pharmaceutical industry and other markets. As a result of the decision to sell PDI, the Company identified the assets and liabilities at PDI as held for sale at March 31, 2010. The activity of PDI is recorded in discontinued operations for the quarters ended June 30, 2010 and 2009, respectively.

On June 2, 2010 (the “Closing Date”), pursuant to the Asset Purchase Agreement (the “PDI Agreement”) by and among the Company, PDI, DrugTech Corporation (“DrugTech”) and Particle Dynamics International, LLC (the “Purchaser”), the Company, PDI and DrugTech sold to the Purchaser certain assets associated with the business of PDI (as described below, the “Divested PDI Assets”).

The Divested PDI Assets, as more fully described in the PDI Agreement, consist of all of the right, title and interest in, to and under (1) the assets, rights, interests and other properties, real, personal and mixed, tangible and intangible, and goodwill owned by PDI and used by PDI on the Closing Date in its business, which consists of developing and marketing specialty value-added raw materials, including drugs, directly compressible and micro-encapsulated products and other products used in the pharmaceutical industry and other markets (including but not limited to the products specifically identified in the PDI Agreement) for the pharmaceutical, nutritional, food and personal-care industries using proprietary technologies, (2) the intellectual property owned by DrugTech related to certain PDI product lines, including U.S. and foreign patents and trademarks, and (3) certain leases with respect to facilities used by PDI that were leased by the Company. The Purchaser also agreed to hire approximately 24 employees of the Company that were employed in the operation of the PDI business.

In consideration for the divested PDI Assets, the Purchaser (1) paid to the Company on the Closing Date $24,600 in cash, subject to certain operating working capital adjustments, and (2) assumed certain liabilities, including certain contracts. The Company incurred fees of $578 in connection with the transaction. The Purchaser deposited $2,000 of the purchase price in an escrow arrangement for post-closing indemnification purposes. Any uncontested amounts that remain in the escrow account in December 2011 will be paid to the Company. The operating working capital adjustments, assumed liabilities and escrow arrangement are more fully described in the PDI Agreement. In addition, the Purchaser also agreed to pay to the Company four contingent earn-out payments in total aggregate amount up to, but not to exceed, $5,500.

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

The Company recorded a gain on sale of $5,874, net of tax, in connection with the PDI transaction in the quarter ended June 30, 2010 and a deferred gain of $2,000 related to the amounts held in escrow. Any awards that remain in escrow in December 2011 will be paid to the Company and will be recognized as a gain.

The table below reflects the operating results of PDI during the period April 1, 2010 to June 2, 2010 and for the three months ended June 30, 2009 and Net assets held for sale at March 31, 2010.

	Three Months Ended June 30,
	2010	2009
Net revenues	$2,729	$3,884
Cost of sales	2,518	3,205

Gross profit	211	679

Operating expenses:
Research and development	1	4
Selling and administrative	244	(369)

Total operating expenses	245	(365)

Operating income	(34)	1,044
Income Tax	(12)	383

Net (loss) income	(22)	661

Gain on sale of assets
(net taxes of $3,405 and $-)	5,874	—

March 31, 2010
Net assets held for sale
Receivables, net	$3,644
Inventories, net	3,672

Total current assets held for sale	7,316
Property and equipment, less accumulated depreciation	6,731
Intangible assets and goodwill, net	557

Total assets held for sale	$14,604

Accounts payable and accrued liabilities	$1,078

Total liabilities associated with assets held for sale	$1,078

On June 1, 2009, a leased facility used by PDI was damaged by an accidental fire. The incident did not affect any of the Company’s finished product manufacturing, packaging or distribution facilities. The Company received insurance proceeds of $5,600 during the fiscal year ended March 31, 2010, which were used to repair and restore the damaged facility. The insurance proceeds have been reflected as a gain in the periods in which payment was received, while expenditures have been reflected as operating expenses or capitalized property and equipment in the period incurred. In the second quarter of fiscal 2011, the Company received additional insurance proceeds of $3,528.

16.	Commitments and Contingencies

Contingencies

The Company is currently subject to legal proceedings and claims that have arisen in the ordinary course of business. While the Company is not presently able to determine the potential liability, if any, related to all such matters, the Company believes the matters it currently faces, individually or in the aggregate, could have a material adverse effect on its financial condition or operations or liquidity.

The Company has licensed the exclusive rights to co-develop and market various generic equivalent products with other drug delivery companies. These collaboration agreements require the Company to make up-front and ongoing payments as development milestones are attained. If all milestones remaining under these agreements were reached, payments by the Company could total up to $350.

On January 8, 2010, the Company and Hologic entered into an amendment to the original Makena™ asset purchase agreement. See Note 5—“Acquisitions” for more information about the amended agreement. On February 4, 201, the Company entered into a Amendment No. 2 to the Original Agreement. See Note 18 – “Subsequent Events” for a further description of Amendment No. 2.

On December 5, 2008, the Board terminated the employment agreement of Marc S. Hermelin, the Chief Executive Officer of the Company at that time, “for cause” (as that term is defined in such employment agreement). In addition, the Board removed Mr. M. Hermelin as Chairman of the Board and as the Chief Executive Officer, effective December 5, 2008. In accordance with the termination provisions of his employment agreement, the Company determined that Mr. M. Hermelin would not be entitled to any severance benefits. In addition, as a result of Mr. M. Hermelin’s termination “for cause,” the Company determined it was no longer obligated for the retirement benefits specified in the employment agreement. However, Mr. M. Hermelin informed the Company that he believed he effectively retired from his employment with the Company prior to the termination of his employment agreement on December 5, 2008 by the Board. If it is determined that Mr. M. Hermelin did effectively retire prior to December 5, 2008, the actuarially determined present value (as calculated in December 2008) of the retirement benefits due to him would total $36,900. On November 10, 2010, Mr. M. Hermelin voluntarily resigned as a member of the Board.

Litigation and Governmental Inquiries

Resolution of one or more of the matters described below could have a material adverse effect on the Company’s results of operations, financial condition or liquidity. The Company intends to vigorously defend its interests in the matters described below while cooperating in governmental inquiries.

Accrued litigation consists of settlement obligations as well as loss contingencies recognized by the Company because settlement was determined to be probable and the related payouts were reasonably estimable. Accrued litigation consists of settlement obligations as well as loss contingencies recognized by the Company because settlement was determined to be probable and the related payouts were reasonably estimable. While the outcome of the current claims cannot be predicted with certainty, the possible outcome of claims is reviewed at least quarterly and an adjustment to the Company’s accrual is recorded as deemed appropriate based upon these reviews. Based upon current information available, the resolution of legal matters individually or in aggregate could have a material adverse effect on the Company’s results of operations, financial condition or liquidity. The Company is unable to estimate the possible loss or range of losses at June 30, 2010.

The Company and its subsidiaries DrugTech Corporation and Ther-Rx Corporation were named as defendants in a declaratory judgment case filed in the U.S. District Court for the District of Delaware by Lannett Company, Inc. on June 6, 2008 and styled Lannett Company Inc. v. KV Pharmaceuticals et al. The action sought a declaratory judgment of patent invalidity, patent non-infringement, and patent unenforceability for inequitable conduct with respect to five patents owned by, and two patents licensed to, the Company or its subsidiaries and pertaining to the PrimaCare ONE® product marketed by Ther-Rx Corporation; unfair competition; deceptive trade practices; and antitrust violations. On June 17, 2008, the Company filed suit against Lannett in the form of a counterclaim, asserting infringement of three of the Company’s patents, infringement of its trademarks (PrimaCare® and PrimaCare ONE®), and various other claims. On March 23, 2009 a Consent Judgment was entered by the U.S. District Court of Delaware, in which the patents were not found invalid or unenforceable, and the manufacture, sale, use, importation, and offer for sale of the Lannett Products Multivitamin with Minerals and OB-Natal ONE were found to infringe the patents. Judgment was also entered in favor of the Company on its claim for trademark infringement based on Lannett’s marketing of Multivitamin with Minerals in bottles. Unless permitted by license, Lannett, its officers, directors, agents, and others in active concert and participation with them are permanently enjoined and restrained from infringing on these patents during the terms of such patents, by making, using, selling, offering for sale, or importing the products or mere colorable variations thereof; and unless permitted by license, Lannett is permanently enjoined and restrained from infringing the trademark PrimaCare ONE. All other claims and counterclaims have been dismissed with prejudice. On March 17, 2009, the Company and Lannett entered into a settlement and license agreement pursuant to which Lannett may continue to market its prenatal products under the Company’s U.S. Patent Nos. 6,258,846 (the “846 Patent”), 6,576,666 (the “666 Patent”) and 7,112,609 (the “609 Patent”) until the later of (1) October 17, 2009, or (2) 45 days after the Company notifies Lannett in writing that the Company has received regulatory approval to return PrimaCare ONE or a successor product to the market or that the Company has entered into an agreement with a third-party that intends to introduce a product under the PrimaCare marks evidenced by U.S. Trademark Registrations 2,582,817 and 3,414,475. In consideration for the foregoing, Lannett has agreed to pay the Company a royalty fee equal to (1) 20% of Lannett’s net sales of its prenatal products using the license set forth in the settlement and license agreement on or before October 17, 2009 and (2) 15% of such net sales after October 17, 2009. On May 27, 2010, Lannett filed suit against the Company and its subsidiaries alleging breach of the binding agreement and settlement reached on March 17, 2009. On June 30, 2010, the Company, Drug Tech and Ther-Rx filed a Motion for Summary Judgment Dismissing Lannett’s Complaint and Summary Judgment on Counterclaims for Breach of Contract. On December 15, 2010, the parties entered into a Settlement Agreement pursuant to which Lannett agreed to pay the Company $850 for all royalties owed by Lannett to the Company, the license previously granted by the Company to Lannett would cease on January 1, 2011, and Lannett and its affiliates would cease making, using or selling products covered by the licensed patents, and following receipt of the payment, the lawsuit would be dismissed. We recorded $850 in royalty income in December 2010.

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

The Company was named as a defendant in two related patent infringement cases filed on December 14, 2007 in the U.S. District Courts in New Jersey and Delaware by Janssen, L.P., Janssen Pharmaceutica N.V. and Ortho-McNeil Neurologics, Inc. (collectively, “Janssen”) and styled Janssen, L.P. et al. v. KV Pharmaceutical Company. After the Company filed an ANDA with the FDA seeking permission to market a generic version of the 8-mg and 16-mg strengths of Razadyne® ER (formerly Reminyl®) Galantamine Hydrobromide Extended-Release Capsules, Janssen filed these lawsuits for patent infringement under the provisions of the Hatch-Waxman Act with respect to its U.S. Patent No. 7,160,599 (the “599 patent”) under a patent owned by Janssen. In the Company’s Paragraph IV certification, the Company contended that its proposed generic versions do not infringe Janssen’s patent and/or that the patent is invalid. A Stipulated Dismissal of Action was ordered by the Court on March 31, 2009. In the dismissal, Janssen agreed to dismiss all claims regarding infringement of the ‘599 patent and the Company agreed to dismiss with prejudice its counterclaim for non-infringement and invalidity of the ‘599 patent. Janssen also agreed that it will not use the existence or terms of this stipulated dismissal as evidence of infringement, validity or enforceability of the ‘599 patent in any future action between the parties.

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

Due to the consent decree, an approval or a tentative approval was not obtained in the required time frame for any of the Company’s Paragraph IV ANDA filings. Therefore, the 180 days Hatch-Waxman exclusivity was lost.

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

The Company and/or ETHEX have been named as defendants in certain multi-defendant cases alleging that the defendants reported improper or fraudulent pharmaceutical pricing information, i.e., Average Wholesale Price, or AWP, and/or Wholesale Acquisition Cost, or WAC, information, which allegedly caused the governmental plaintiffs to incur excessive costs for pharmaceutical products under the Medicaid program. Cases of this type have been filed against the Company and/or ETHEX and other pharmaceutical manufacturer defendants by the States of Massachusetts, Alabama, Mississippi, Louisiana, Utah and Iowa, by

New York City, and by approximately 45 counties in New York State. The State of Mississippi effectively voluntarily dismissed the Company and ETHEX without prejudice on October 5, 2006 by virtue of the State’s filing an Amended Complaint on such date that does not name either the Company or ETHEX as a defendant. On August 13, 2007, ETHEX settled the Massachusetts lawsuit and received a general release of liability with no admission of liability. On October 7, 2008, ETHEX settled the Alabama lawsuit for $2,000 and received a general release of liability with no admission of liability. On November 25, 2009, ETHEX settled the New York City and New York county cases (other than the Erie, Oswego and Schenectady County cases) for $3,000 and received a general release of liability. On February 23, 2010, ETHEX settled the Iowa lawsuit for $500 and received a general release of liability. On August 25, 2010, ETHEX settled the Erie, Oswego and Schenectady Counties lawsuit for $80 and received a general release of liability. On October 21, 2010, the Company received a subpoena from the Florida Office of Attorney General requesting information related to ETHEX Corporation’s pricing and marketing activities. The Company is currently complying with the State’s request for documents and pricing information. In November 2010, the Company and ETHEX were served with a complaint with respect to an AWP case filed by the State of Louisiana. In January 2011, the Company filed Defendants’ Exceptions of Nonconformity and Vagueness of the Petition, Improper Cumulation and Joinder, No Right of Action, Prescription and Preemption and No Cause of Action with respect to the Louisiana lawsuit.

The Company received a subpoena from the Office of Inspector General of the Department of Health and Human Services, seeking documents with respect to two of ETHEX’s nitroglycerin products. Both are unapproved products, that is, they have not received FDA approval. (In certain circumstances, FDA approval may not be required for drugs to be sold in the marketplace.) The subpoena states that it is in connection with an investigation into potential false claims under Title 42 of the U.S. Code, and appears to pertain to whether these products were eligible for reimbursement under federal health care programs. On or about July 2, 2008, the Company received a supplementary subpoena in this matter, seeking additional documents and information. In a letter dated August 4, 2008, that subpoena was withdrawn and a separate supplementary subpoena was substituted. In October 2009, HHS OIG identified five additional products as being subject to its investigation: Hydro-tussin (carbinoxamine); Guaifenex (extended release); Hyoscyamine sulfate (extended-release); Hycoclear (hydrocodone); and Histinex (hydrocodone). The Company has provided additional documents requested in the subpoena, as supplemented. Discussions with the U.S. Department of Justice and the United States Attorney’s Office for the District of Massachusetts indicate that this matter is a False Claims Act qui tam action that is currently still under seal and that the government is reviewing similar claims relating to other drugs manufactured by ETHEX, as well as drugs manufactured by other companies. The Company has not been provided a copy of the qui tam complaint. On or about March 26, 2009, the Company consented to an extension of the time during which the government may elect to intervene in the qui tam lawsuit. The Company has been in discussions with the HHS OIG and Department of Justice regarding possible settlement of these claims.

On December 12, 2008, by letter, the Company was notified by the staff of the SEC that it had commenced an informal inquiry to determine whether there have been violations of certain provisions of the federal securities laws. On November 23, 2010, by email, the Company was notified by the staff of the SEC that it had commenced an informal inquiry pertaining to potential insider trading and requested information pertaining to an employee. The Company is cooperating with the government and, among other things, has provided copies of requested documents and information. On February 22, 2011, the staff of the SEC sent the Company a letter advising it that it had closed this inquiry as to the Company and did not intend to recommend any enforcement action pertaining to the Company.

As previously disclosed in our Annual Report on Form 10-K for fiscal year 2010, we, at the direction of a special committee of the Board of Directors that was in place prior to June 10, 2010, responded to requests for information from the Office of the United States Attorney for the Eastern District of Missouri and FDA representatives working with that office. In connection therewith, on February 25, 2010, the Board, at the recommendation of the special committee, approved entering into a plea agreement subject to court approval with the Office of the United States Attorney for the Eastern District of Missouri and the Office of Consumer Litigation of the United States Department of Justice (referred to herein collectively as the “Department of Justice”).

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

On November 15, 2010, upon the motion of the Department of Justice, the court vacated the previous fine installment schedule and imposed a new fine installment schedule using the standard federal judgment rate of 0.22% per annum, payable as follows:

Payment Amount	Interest Amount	Payment Due Date
$1,000	$—	December 15, 2010
1,000	1	June 15, 2011
1,000	2	December 15, 2011
2,000	7	June 15, 2012
4,000	18	December 15, 2012
5,000	28	June 15, 2013
7,094	47	December 15, 2013

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

In connection with the previously anticipated exclusion of ETHEX from participation in federal healthcare programs, the Company ceased operations of ETHEX on March 2, 2010. However, the Company has retained the ability to manufacture, market and distribute (once the requirements under the consent decree have been met) all generic products and is in possession of all intellectual property related to generic products, including all NDA and ANDA.

On November 15, 2010, the Company entered into the Divestiture Agreement with HHS OIG under which the Company agreed to sell the assets and operations of ETHEX to unrelated third parties prior to April 28, 2011 and to file articles of dissolution with respect to ETHEX under Missouri law by such date. Following such filing, ETHEX may not engage in any new business other than for winding up its operations and will engage in a process provided under Missouri law to identify and resolve its liabilities over at least a two year period. Under the terms of the agreement, HHS OIG agreed not to exclude ETHEX from federal healthcare programs until April 28, 2011 and, upon completion of the sale of the ETHEX assets and of the filing of the articles of dissolution of ETHEX, the agreement will terminate. Civil monetary penalties and exclusion of ETHEX may occur if the Company fails to meet its April 28, 2011 deadline. The Company has also received a letter from HHS OIG advising it further that assuming that it has complied with all agreements deemed necessary by HHS OIG, ETHEX has filed its articles of dissolution, and ETHEX no longer has any ongoing assets or operations other than those required to conclude the winding up process under Missouri law, HHS OIG would not exclude ETHEX thereafter. The Company has notified all parties of its intent to dissolve ETHEX and notifications were sent out on January 28, 2011.

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

The Complaint purports to state claims against the Company and certain current and former employees for alleged breach of fiduciary duties to participants in the Company’s 401(k) plan. Defendants, including the Company and certain of its directors and officers, moved to dismiss the amended complaint on August 25, 2009, and briefing of those motions was completed on October 19, 2009. The court granted the motion to dismiss the Company and all individual defendants on March 24, 2010. A motion to alter or amend the judgment and second amended consolidated complaint was filed on April 21, 2010. The Company, on May 17, 2010, filed a Memorandum in Opposition to plaintiff’s motion to alter or amend the judgment and for leave to amend the consolidated complaint. On October 20, 2010, the Court denied plaintiffs’ motion to alter or amend the judgment and for leave to amend the complaint. Plaintiffs requested mediation and the Company agreed to this request. On February 15, 2011, during such mediation, this litigation was settled by an agreement in principle of the parties for an amount equal to $3,000, payable in full from the Company’s insurance coverage.

On December 2, 2008, plaintiff Joseph Mas filed a complaint against the Company, in the United States District Court for the Eastern District of Missouri, Mas v. KV Pharma. Co., et al., Case No. 08-CV-1859. On January 9, 2009, plaintiff Herman Unvericht filed a complaint against the Company also in the Eastern District of Missouri, Unvericht v. KV Pharma. Co., et al., Case No. 09-CV-0061. On January 21, 2009, plaintiff Norfolk County Retirement System filed a complaint against the Company, again in the Eastern District of Missouri, Norfolk County Retirement System v. KV Pharma. Co., et al., Case No. 09-CV-00138. The operative complaints in these three cases purport to state claims arising under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 on behalf of a putative class of stock purchasers. On April 15, 2009, the Honorable Carol E. Jackson consolidated the Unvericht and Norfolk County cases into the Mas case already before her. The amended complaint for the consolidated action, styled Public Pension Fund Group v. KV Pharma. Co., et al., Case No. 4:08-CV-1859 (CEJ), was filed on May 22, 2009. Defendants, including the Company and certain of its directors and officers, moved to dismiss the amended complaint on July 27, 2009, and briefing was completed on the motions to dismiss on September 3, 2009. The court granted the motion to dismiss the Company and all individual defendants in February 2010. On March 18, 2010, the plaintiffs filed a motion for relief from the order of dismissal and to amend their complaint, and also filed a notice of appeal. The Company filed its opposition to plaintiffs’ motion for relief from judgment and to amend the complaint on April 8, 2010. Briefing was completed on April 29, 2010. On October 20, 2010, the Court denied plaintiffs’ motion for relief from the order of dismissal and to amend pleadings. On November 1, 2010, plaintiffs’ filed a notice of appeal.

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

The Company and/or ETHEX are named defendants in at least 50 pending product liability or other lawsuits that relate to the voluntary product recalls initiated by the Company in late 2008 and early 2009. The plaintiffs in these lawsuits allege damages as a result of the ingestion of purportedly oversized tablets allegedly distributed in 2007 and 2008. The lawsuits are pending in federal and state courts in various jurisdictions. The 50 pending lawsuits include 13 that have settled but have not yet been dismissed. In the 50 pending lawsuits, two plaintiffs allege economic harm, 35 plaintiffs allege that a death occurred, and the plaintiffs in the remaining lawsuits allege non-fatal physical injuries. Plaintiffs’ allegations of liability are based on various theories of recovery, including, but not limited to strict liability, negligence, various breaches of warranty, misbranding, fraud and other common law and/or statutory claims. Plaintiffs seek substantial compensatory and punitive damages. Two of the lawsuits are putative class actions, one of the lawsuits is on behalf of 29 claimants, and the remaining lawsuits are individual lawsuits or have two plaintiffs. The Company believes that these lawsuits are without merit and is vigorously defending against them, except where, in its judgment, settlement is appropriate. In addition to the 50 pending lawsuits, there are at least 208 pending pre-litigation claims (at least 27 of which involve a death) that may or may not eventually become lawsuits. Forty-two of these pending pre-suit claims (including 21 death claims) have settled recently, but have not yet been released. The Company has also resolved a significant number of related product liability lawsuits and pre-litigation claims. In addition to self insurance, the Company possesses third party product liability insurance, which the Company believes is applicable to the pending lawsuits and claims.

The Company and ETHEX are named as defendants in a complaint filed by CVS Pharmacy, Inc. (“CVS”) in the United States District Court for the District of Rhode Island on or about February 26, 2010 and styled CVS Pharmacy, Inc. v. K-V Pharmaceutical Company and Ethex Corporation (No. CA-10-095) (“CVS Complaint”). The CVS Complaint alleges three claims: breach of contract, breach of implied covenant of good faith and fair dealing, and, in the alternative, promissory estoppel. CVS’ claims are premised on the allegation that the Company and/or ETHEX failed to perform their alleged promises to either supply CVS with its requirements for certain generic drugs or reimburse CVS for any higher price it must pay to obtain the generic drugs. CVS seeks damages of no less than $100,000, plus interest and costs. The Company was served with the CVS Complaint on March 8, 2010. An Answer was filed on April 14, 2010. On June 2, 2010, the Company filed a Motion to Dismiss this action based on failure to join an indispensible party and lack of standing. On July 21, 2010, CVS filed objections to the Company’s Motion to Stay Discovery and Motion to Dismiss. On July 28, 2010, the Judge denied the Company’s Motion to Stay Discovery pending the Motion to Dismiss without issuing a decision. On January 28, 2011, the federal magistrate recommended that the Company’s Motion to Dismiss the Complaint be granted. The plaintiff is filing a notice of objection to the magistrate’s recommendation.

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

Robertson v. Ther-Rx Corporation, U.S. District Court for the Middle District of Alabama, Civil Case No. 2:09-cv-01010-MHT-TFM, filed October 30, 2009, by a Ther-Rx sales representative asserting non-exempt status and the right to overtime pay under the Fair Labor Standards Act for a class of Ther-Rx sales representatives and under the Family and Medical Leave Act of 1993 (with respect to plaintiff’s pregnancy) and Title VII of the Civil Rights Act of 1964 (also with respect to termination allegedly due to her pregnancy and to her complaints about being terminated allegedly as a result of her pregnancy). An additional seven Ther-Rx sales representatives have joined as plaintiffs. Class certification arguments are pending before the court. On December 22, 2010, a settlement in principle has been reached between the parties.

The Company entered into a License and Supply Agreement (“Agreement”) with Strides Arcolab and Strides, Inc. (collectively “Strides”) as well as a Share Purchase Agreement with Strides Arcolab on May 5, 2005. Strides purported to terminate the Agreement on March 11, 2009 due to the Company’s alleged failure to provide adequate assurances on its ability to perform under the Agreement to which the Company denied that the Agreement was terminated. On October 20, 2009, the Company filed a Statement of Claim and Requests for Arbitration with the International Chamber of Commerce alleging that Strides had anticipatorily repudiated the Agreement. On January 26, 2010, Strides filed its Answer and Counterclaims generally denying the allegations and on March 11, 2010, the Company filed its Answer generally denying Strides’ counterclaims. On December 13, 2010, the parties settled the arbitration by an agreed termination of the agreements between the parties, Strides’ retaining all rights to the product development work done under the agreements, the Company’s returning Strides’ stock certificates, and Strides’ paying the Company $7,250 (see Note 18—“Subsequent Events”).

On October 13, 2009, the Company filed a Complaint in the United States District Court for the Eastern District of Missouri, Eastern Division, against J. Uriach & CIA S.A. (“Uriach”) seeking damages for breach of contract and misappropriation of the Company’s trade secrets and that Uriach be enjoined from further use of the Company’s confidential information and trade secrets. On September 28, 2010, the Court issued a Memorandum and Order granting defendant’s Motion to Dismiss for lack of personal jurisdiction of defendant, J. Uriach & CIA, S.A. The Company has appealed the decision.

On August 24, 2010, Westmark Healthcare Distributors, Inc. filed an action in the Third Judicial District Court IN and For Salt Lake County, State of Utah, against Ther-Rx demanding payment of $94 for recalled, returned pharmaceutical products.

From time to time, the Company is involved in various other legal proceedings in the ordinary course of its business. While it is not feasible to predict the ultimate outcome of such other proceedings, the Company believes the ultimate outcome of such other proceedings will not have a material adverse effect on its results of operations, financial condition or liquidity.

There are uncertainties and risks associated with all litigation and there can be no assurance the Company will prevail in any particular litigation. During the three months ended June 30, 2010 and 2009, the Company recorded expense of $8,587 and $610, respectively, for litigation and governmental inquiries. At June 30, 2010 and March 31, 2010, the Company had accrued $53,653 and $46,450, respectively, for estimated costs for litigation and governmental inquiries.

17.	Income Taxes

The Company has federal loss carry forwards of approximately $183,000 and state loss carry forwards of approximately $306,000 at June 30, 2010. The Company also has tax credit carry forwards for alternative minimum tax, research credit, and foreign tax credit of approximately $9,640 at June 30, 2010. The loss carry forwards begin to expire in the year 2030, while the alternative minimum tax credits have no expiration date. The research credit and foreign tax credit begin to expire in the year 2026 and 2017, respectively.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers all significant available positive and negative evidence, including the existence of losses in recent years, the timing of deferred tax liability reversals, projected future taxable income, taxable income in carry back years, and tax planning strategies to assess the need for a valuation allowance. Based upon the level of current taxable loss, projections for future taxable income over the periods in which the temporary differences are deductible, the taxable income in available carry back years and tax planning strategies, management concluded that it was more likely than not that the Company will not realize the benefits of these deductible differences. The operating loss for the fiscal year ended March 31, 2009 exceeded the cumulative income from the two preceding fiscal years. The available carry back of this operating loss was not fully absorbed, which resulted in an operating loss carry forward. The Company established valuation allowances that were charged to income tax expense in the fiscal years ended March 31, 2009 and March 31, 2010.

Management believes that the operating loss reported for the three months ended June 30, 2010 more likely than not will not create a future tax benefit. As such, a valuation allowance of $13,610 has been charged to income tax expense for the three months ended June 30, 2010. The Company has reported a benefit for income taxes for the three months ended June 30, 2010 due primarily to a valuation allowance adjustment reflected in continuing operations that allows the ability to consider income from discontinued operations in the evaluation of the valuation allowance, offset by the timing of certain deferred tax liabilities which are not scheduled to reverse within the applicable carry forward periods for the deferred tax assets. The provision also includes adjustments to unrecognized tax benefits related to activity occurring during the three months ended June 30, 2010.

The consolidated balance sheets reflect liabilities for unrecognized tax benefits of $6,881 as of June 30, 2010 and March 31, 2010. Accrued interest and penalties included in the consolidated balance sheets were $1,002 and $945 as of June 30, 2010 and March 31, 2010, respectively.

The Company recognizes interest and penalties associated with uncertain tax positions as a component of income tax expense in the consolidated statements of operations.

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

18.	Subsequent Events

Waiver of Mortgage Covenants

On August 5, 2010, the Company received a letter approving certain waivers (the “Waiver Letter”) of covenants under the mortgage loan described in Note 12—“Long-Term Debt,” dated March 23, 2006, by and between MECW, LLC, a subsidiary of our Company, and LaSalle National Bank Association, and certain other loan documents entered into in connection with the execution of the mortgage loan (collectively, the “Loan Documents”). LNR Partners, Inc., the servicer of the loan (“LNR Partners”), issued the Waiver Letter to the Company and MECW, LLC on behalf of the lenders under the Loan Documents. In the Waiver Letter, the lenders consented to the following under the Loan Documents:

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

With respect to the waiver of the requirement to deliver Form 10-Ks and Form 10-Qs, the Company agreed to bring its filings current effective with the submission of the Form 10-Q for the quarter ended December 31, 2010 and become timely on a go-forward basis with the filing of the Form 10-K for the fiscal year ending March 31, 2011. This waiver applies to the Company’s existing late filings.

In addition to the waivers, LNR Partners also agreed to remove the Company’s subsidiaries ETHEX and PDI as guarantors under the Loan Documents and to add Nesher as a new guarantor under the Loan Documents.

Financing

On November 17, 2010, the Company entered into an agreement with U.S. Healthcare I, L.L.C. and U.S. Healthcare II, L.L.C. (together, the “Lenders”), affiliates of Centerbridge Partners, L.P. for a senior secured debt financing package of up to $120,000 consisting of (1) a fully funded $60,000 term loan (the “Bridge Loan”) that retired the $20,000 loan previously provided by the Lenders on September 13, 2010, and provide for general corporate and working capital purposes and (2) a commitment to provide a multi-draw term loan up to an aggregate principal amount of $120,000 (the “Multi-Draw Term Loan”).

Under the terms of the Bridge Loan agreement, the Company pays interest at an annual rate of 16.5% (5% of which may be payable in kind) with a maturity date of March 2013. The Company furnished as collateral substantially all assets of the Company to secure the loan. The Bridge Loan is guaranteed by certain of the Company’s domestic subsidiaries and the guarantors furnished as collateral substantially all of their assets to secure the guarantee obligations. In addition, we issued stock warrants to the Lenders granting them rights to purchase up to 12,587,511 shares of our Company’s Class A Common Stock (the “Initial Warrants”). The Initial Warrants have an exercise price of $1.62 per share, subject to possible adjustment.

The $120,000 Multi-Draw Term Loan consisted of three tranches that would be available to the Company following the achievement of certain conditions. The first tranche of $80,000 was available upon the approval of Makena™ and would be used to repay the Bridge Loan of $60,000, make a milestone payment to Hologic, and provide funds for general corporate and working capital purposes. The second tranche of $20,000 was available to the Company upon achieving at least one of certain performance thresholds including either, (1) certain metrics associated with Evamist®, or (2) receiving FDA approval for the manufacture and distribution of Clindesse® and Gynazole-1®. The proceeds of the second tranche would be used for general corporate and working capital purposes. The third tranche of $20,000 was available to our Company upon evidencing our ability, to the satisfaction of the Lenders, to meet certain liquidity thresholds necessary to satisfy future obligations, including a future milestone payment to Hologic that is due to be paid one year following FDA approval of Makena™. The proceeds from the third tranche would be used for general corporate and working capital purposes.

The Company and the Lenders amended the financing arrangements on January 6, 2011 and again on March 2, 2011. Pursuant to the amendments, the Company and the Lenders amended the Bridge Loan terms and covenants to reflect the Company’s current projections and timing of certain anticipated future events, including the planned disposition of certain assets. The amendments extended the $60 million payment that was due on March 20, 2011 to three payments of $20 million each with the first payment due (and on February 18, 2011, paid) upon closing and funding the private placement, $20 million due in April 2011 and $20 million due in August 2011. In addition, all past covenant issues were waived. As a result of the amendments, the Company will not be required to sell its generics business by March 20, 2011, but will be required to cause such sale by August 31, 2011. In addition, the applicable premium (a make-whole payment of interest with respect to payments on the loans prior to maturity) was amended to provide that if the Bridge Loan is repaid in full as a result of a refinancing transaction provided other than by the Lenders, a premium will be paid to the Lenders equal to $12,500, of which $7,295 has already been paid in connection with the private placement. In addition, an amount up to $7,500 will be placed in escrow and will be released to the Company or to the Lenders on August 31, 2011 or September 30, 2011, as the case may be, depending on the status of the Company’s registration process with the Securities and Exchange Commission by such dates and the Company’s stock price meeting certain specified levels as of the applicable date. In connection with the amendments and certain waivers granted by the Lenders, the Company issued additional warrants to the Lenders to purchase up to 7,450,899 shares of the Company’s Class A Common Stock, at an exercise price of $1.62 per share, and amended and restated the Initial Warrants.

The Multi-Draw Term Loan, as amended, now provides for a total commitment of $118,000. If entered into, the Multi-Draw Term Loan, as amended, would refinance the Bridge Loan in full and would provide $70,000 of additional financing existing of (i) a $30,000 tranche B-2 term loan and (ii) a $40,000 tranche B-3 term loan. The withdrawal schedule under the Multi-Draw Term Loan was revised to allow for release of funds from controlled accounts on the closing date sufficient to repay the Bridge Loan and future draws against the Multi-Draw Term Loan, subject to achievement of certain Makena™ related milestones, of $15,000 in March 2011, $15,000 in May 2011 and $10,000 in each of July, August, September and October 2011. The commitment letter for the Multi-Draw Term Loan expires on March 31, 2011.

Settlement with Strides

On December 13, 2010, the Company and Strides Arcolab Limited (“Strides”) entered into a Settlement Agreement and Release to settle all disputes and claims against each other related to a previously existing License and Supply Agreement between the two companies. Under the terms of the agreement, Strides agreed to pay the Company $7,250 and the Company agreed to redeem the preferred shares of Strides that it owns. The impairment necessary to reduce the Company’s equity investment in Strides to $7,250 was recorded in the quarter ended March 31, 2010.

Approval of Makena™

On February 3, 2011, the Company was informed by Hologic that the FDA granted approval for Makena™.

Entry into a Material Definitive Agreement

The Company entered into an Amendment No. 1 to the Original Agreement with Hologic on January 8, 2010. On February 4, 2011, the Registrant entered into an Amendment No. 2 to the Original Agreement.

The amendments set forth in Amendment No. 2 reduced the payment to be made on the Transfer Date to $12,500 and revised the schedule for making the remaining payments of $107,500.

Under the revised payment provisions set forth in Amendment No. 2, after the $12,500 payment on the Transfer Date and a subsequent $12,500 payment twelve months after the Transfer Date, the Company has the right to elect between the following two alternate payment schedules for the remaining payments:

Payment Schedule 1:

•

A $45,000 payment 18 months after the Transfer Date, plus a royalty equal to 5% of net sales of Makena™ made during the period from 12 months after the Transfer Date to the date the $45,000 payment is made;

•	A $20,000 payment 21 months after the Transfer Date;

•	A $20,000 payment 24 months after the Transfer Date; and

•	A $10,000 payment 27 months after the Transfer Date.

The royalties will continue to be calculated subsequent to the $45,000 milestone payment but don’t have to be paid as long as the Company makes subsequent milestone payments when due.

Payment Schedule 2:

•

A $7,308 payment 18 months after the Transfer Date, plus a royalty equal to 5% of net sales of Makena™ made during the period from 12 months after the Transfer Date to 18 months after the Transfer Date;

•	A $7,308 payment for each of the succeeding twelve months;

•	A royalty payable 24 months following the Transfer Date equal to 5% of net sales of Makena™ made during the period from 18 months after the Transfer Date to 24 months after the Transfer Date; and

•	A royalty payable 30 months following the Transfer Date equal to 5% of net sales of Makena™ made during the period from 24 months after the Transfer Date to 30 months after the Transfer Date.

Notwithstanding anything to the contrary in Amendment No. 2, however, the Company may make any of the foregoing payments on or before their due dates, and the date on which the Company makes the final payment contemplated by the selected payment schedule will be the final payment date, after which no royalties will accrue.

Moreover, if the Company elects Payment Schedule 1 and thereafter elects to pay the $45,000 payment earlier than the 18-month deadline, the royalties beginning after 12 months will cease to accrue on the date of the early payment. Additionally, the subsequent payments will be paid in three month intervals following the $45,000 payment date.

Lastly, if the Company elects Payment Schedule 1 and thereafter does not make any of the milestone payments when due, Amendment No. 2 provides that no payment default will be deemed to occur, provided the Company timely pays the required royalties accruing in the quarter during which the milestone payment has become due but is not paid.

Private Placement of Class A Common Stock

On February 14, 2011, the Company announced that it entered into a definitive agreement with a group of institutional investors to raise approximately $32,300 of gross proceeds from a private placement of 9,950,000 shares of its Class A Common Stock at $3.25 per share. The transaction closed on February 17, 2011. The Company used $20,000 of the proceeds from the financing to repay certain outstanding amounts and other outstanding obligations under its credit agreement with the Lenders. The remaining amount will be used for the launch of Makena™, payment of expenses associated with the transaction and general corporate purposes.

The Company will be required to pay certain cash amounts as liquidity damages of 1.5% of the aggregate purchase price of the shares that are registrable securities per month if it does not meet certain obligations under the agreement with respect to the registration of shares.

FDA inspections of KV

In February 2011, the FDA conducted an inspection with respect to the Company’s Clindesse® product and issued a Form 483 with certain observations. Also on February 28, 2011, the Company filed its responses with the FDA with respect to such observations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis and other sections of this Quarterly Report on Form 10-Q (“Report”) should be read in conjunction with the consolidated financial statements and notes thereto. Except for historical information, the statements in this discussion and elsewhere in the Form 10-Q may be deemed to include forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 that involve risk and uncertainty, including financial, business environment and projections, as well as statements that are preceded by, followed by, or that include the words “believes,” “expects,” “anticipates,” “should” or similar expressions, and other statements contained herein regarding matters that are not historical facts. Additionally, the Report contains forward-looking statements relating to future performance, goals, strategic actions and initiatives and similar intentions and beliefs, including without limitation, statements regarding the Company’s expectations, goals, beliefs, intentions and the like regarding future sales, earnings, restructuring charges, cost savings, capital expenditures, acquisitions and other matters. These statements involve assumptions regarding the Company’s operations, investments, acquisitions and conditions in the markets the Company serves.

These risks, uncertainties and other factors are discussed in this Report under Part I, Item 1A—“Risk Factors” and “CAUTIONARY NOTES REGARDING FORWARD-LOOKING STATEMENTS”, Part II, Item 1A—“Risk Factors”. In addition, the following discussion and analysis of financial condition and results of operations, should be read in conjunction with the consolidated financial statements, the related notes to consolidated financial statements and Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2010 (“2010 Form 10-K”), and the unaudited interim consolidated financial statements and related notes to unaudited interim consolidated financial statements included in Part I, Item 1 of this Report. Information provided herein for periods after June 30, 2010 is preliminary. As such, this information is not final or complete, and remains subject to change, possibly materially.

Overview

Unless the context otherwise indicates, when we use the words “we,” “our,” “us,” “our Company” or “KV” we are referring to K-V Pharmaceutical Company and its wholly-owned subsidiaries, including Ther-Rx Corporation (“Ther-Rx”), Nesher Pharmaceuticals, Inc (“Nesher”), Ethex Corporation (“ETHEX”) and Particle Dynamics, Inc. (“PDI”). Unless otherwise noted, when we refer to a specific fiscal year, we are referring to our fiscal year that ended on March 31 of that year. (For example, fiscal year 2010 refers to the fiscal year ended March 31, 2010.)

We are a fully integrated specialty pharmaceutical company that develops, manufactures, acquires and markets technologically-distinguished branded and generic/non-branded prescription pharmaceutical products. We have a broad range of dosage form manufacturing capabilities, including tablets, capsules, creams, liquids and ointments. We conduct our branded pharmaceutical operations through Ther-Rx and our generic/non-branded pharmaceutical operations through Nesher, which focuses principally on technologically-distinguished generic products.

Our original strategy was to engage in the development of proprietary drug delivery systems and formulation technologies which enhance the effectiveness of new therapeutic agents and existing pharmaceutical products. Today we utilize several of those technologies, such as SITE RELEASE® and oral controlled release technologies, in our branded and generic products.

As a result of the decision by the Company to sell PDI, the Company entered into an Asset Purchase Agreement selling to the purchaser certain assets associated with the business of PDI. Additionally, the Company sold intellectual property and other assets related to our Sucralfate ANDA submitted to the FDA for approval. See additional discussion of the sale under Note 15 – “Divestitures” of this Report. The Company completed the sale of these assets on June 2, 2010 and May 7, 2010, respectively.

As more fully described in our 2010 Form 10-K certain events occurred during fiscal year 2009 and 2010 which had a material adverse effect on our financial results for the fiscal year ended March 31, 2010 and continue to have an effect for the three-month period ended June 30, 2010.

On February 3, 2011, we were informed that the U.S. Food and Drug Administration (“FDA”) granted approval for Makena™. The Company has contracted with a third party to manufacture Makena™.

We continue to work closely with the FDA to return approved products to the market.

Discontinuation of Manufacturing and Distribution; Product Recalls; and the FDA Consent Decree

As more fully described in our 2010 on Form 10-K , we have suspended manufacturing and shipment of products, except for products we distribute, but do not manufacture and which we do not generate a significant amount of revenue. In addition, we entered into a consent decree with the FDA regarding our drug manufacturing and distribution. As part of the consent decree we have agreed not to directly or indirectly do or cause the manufacture, process, packing, holding, introduction or delivery for introduction into interstate commerce at or from any of our facilities of any drug, until we have satisfied certain requirements designed to demonstrate compliance with the FDA’s current good manufacturing practice (“cGMP”) regulations. We have begun the process for resumption of product shipment and in September 2010 began shipping our first product reintroduced to the market, Potassium Chloride ER Capsules.

The steps taken by us in connection with the nationwide recall and suspension of shipment of all products manufactured by us and the requirements under the consent decree have had, and are expected to continue to have, a material adverse effect on our results of operations. We do not expect to generate any significant revenues from products that we manufacture until we can resume shipping certain or many of our approved products. In the meantime, we must meet ongoing operating costs related to our employees, facilities and FDA compliance, as well as costs related to the steps we are currently taking to prepare for introducing or reintroducing our products to the market. If we are not able to obtain the FDA’s clearance to resume manufacturing and distribution of more of our approved products in a timely manner and at a reasonable cost, our financial position, results of operations, cash flows and liquidity will continue to be materially adversely affected.

Workforce Reduction and Cost Conservation Actions

On March 30, 2010, we committed to a plan to reduce our employee workforce from 682 to 394 employees. On March 31, 2010, we implemented the plan. The reduction in our workforce is a part of our efforts to conserve our cash and financial resources while we continue working with the FDA to return approved products to market. On February 28, 2011, the size of our workforce was approximately 300 employees.

On September 13, 2010, we implemented a mandatory salary reduction program for all exempt personnel, ranging from 15% to 25% of base salary, in order to conserve our cash and financial resources.

Results of Operations

Net revenues for the three months ended June 30, 2010 decreased $2.9 million, or 46.4%, as compared to the three months ended June 30, 2009. The decrease in net revenues was primarily a result of licensing revenue we earned in the first quarter of 2009 in the amount of $3.5 million.

Operating expenses for the three months ended June 30, 2010 decreased $13.8 million or 30.1%, as compared to the three months ended June 30, 2009. The decrease in operating expenses was primarily due to the decrease in personnel costs, branded marketing and promotion expense, litigation and governmental inquiry costs related to actual and probable legal settlements and government fines, selling and administrative, restructuring and research and development expenses, coupled with a 2010 gain on sale of certain intellectual property and other assets related to our ANDA, submitted with the FDA for the approval to engage in the commercial manufacture and sale of 1gm/10mL sucralfate suspension of $11.0 million.

Net Revenues by Segment

	Three Months Ended June 30,		Change
($ in thousands):	2010	2009	$	%
Branded products	$4,022	$5,652	$(1,630)	(28.8)%
as % of net revenues	119.1%	89.8%
Specialty generics/non-branded	(646)	636	(1,282)	(201.6)%
as % of net revenues	(19.1)%	10.1%
Other	—	7	(7)	(100.)%

Total net revenues	$3,376	$6,295	$(2,919)	(46.4)%

Net revenues for branded products in the quarter ended June 30, 2010 and 2009 were primarily comprised of Evamist® and license revenue recorded in the quarter ended June 30, 2009. The decreases in branded products net revenue in the quarter ended June 30, 2010 as compared to the quarter ended June 30, 2009 was primarily due to $3.5 million recorded during the three months ended June 30, 2009 as license revenue related to the transfer of certain existing product registrations, manufacturing technology and intellectual property rights. Excluding the license revenue, net revenues were $2.2 million for the quarter ended June 2009. The increase in branded product net revenue, excluding the license revenue, was due to Evamist® which had both higher volumes and average selling prices in the quarter ended June 30, 2010 compared to the quarter ended June 30, 2009.

The decrease in specialty generics/non-branded revenues for the three months ended June 30, 2010 compared to the three month period ended June 30, 2009 was due primarily to an increase in the estimate for gross to net reserves for products previously sold.

Gross Profit ( Loss) by Segment

	Three Months Ended June 30,		Change
($ in thousands):	2010	2009	$	%
Branded products	$3,489	$5,160	$(1,671)	(32.4)%
as % of segment net revenues	86.7%	91.3%
Specialty generics/non-branded	(646)	174	(820)	(471.3)%
as % of segment net revenues	100.0%	27.4%
Other	(9,575)	(12,664)	3,089	(24.4)%

Total gross loss	$(6,732)	$(7,330)	$598	(8.2)%
as % of total net revenues	(199.4)%	(116.4)%

The decrease in gross profit in the three months ended June 30, 2010 compared to June 30, 2009 was primarily related to $3.5 million license revenue recorded in branded products for the three months ended June 30, 2009. Excluding the license revenue, gross profit was $1.7 million for the period ended June 30, 2009. Excluding the license revenue, the gross margin increased by $1.8 million due to Evamist® realizing much better margins from higher selling prices and increase in Evamist® sales.

The decrease in specialty generics/non branded revenues in the three months ended June 30, 2010 compared to the three months ended June 30, 2009 was due primarily to an increase in the estimates for gross to net reserves for product previously sold.

The “Other” category reflected above includes the impact of contract manufacturing revenues, pricing and products variance and changes in inventory reserves associated with production. Since we did not produce product during the three month period ended June 30, 2010, labor and overhead expenses are recognized directly into cost of sales. The lower gross loss was primarily due to lower personnel cost due to restructuring activities. The fluctuation in the “Other” category was also due to pricing and production variances. All production expenses were expensed as incurred in the quarters ended June 30, 2010 and 2009.

Research and Development

	Three Months Ended June 30,		Change
($ in thousands):	2010	2009	$	%
Research and development	$7,049	$10,909	$(3,860)	(35.4)%
as % of net revenues	208.8%	173.3%

Research and development expenses consist mainly of personnel-related costs and preclinical tests for proposed branded products, clinical studies to determine the safety and efficacy of proposed branded products, and material used in research and development activities. The decrease in research and development expense of $3.9 million for the three month period ended June 30, 2010 as compared to the three month period ended June 30, 2009 was primarily due to lower personnel costs associated with the reduction in our work force discussed above that occurred in the fourth quarter of fiscal year 2010 and lower costs associated with the testing of drugs under development. The number of our research and development personnel was 57% lower at June 30, 2010, as compared to June 30, 2009.

Selling and Administrative

	Three Months Ended June 30,		Change
($ in thousands):	2010	2009	$	%
Selling and administrative	$27,367	$34,403	$(7,036)	(20.5)%
as % of net revenues	810.6%	546.5%

The decrease in selling and administrative expense resulted primarily from the net impact of the following:

•

$3.8 million decrease in FDA review expenses for the three months ended June 30, 2010 compared to the three months ended June 30, 2009 was due to a decrease in litigation activity in 2010 coupled with the steps taken by us in connection with the FDA’s inspection activities, the consent decree, litigation and governmental inquiries during the three months ended June 30, 2009;

•

$2.3 million decrease in facility expenses including facility maintenance expense such as lab supplies, subscription service, annual software maintenance expense and gas expenses due to our ongoing realignment of cost structure that was necessitated by our product recalls and the requirements under the consent decree;

•	$1.0 million decrease in Audit Committee investigation and consulting expense as a result of the completion of the investigation;

•

Included in selling and administrative expenses is amortization expense of $1.3 million and $3.0 million for the quarter ended June 30, 2010 and June 30, 2009, respectively. The $1.7 million decrease in amortization expense was due to the $82.3 million impairment charge recorded in fiscal year 2010;

•	Included in selling and administrative expenses is restructuring expense of $0.5 million for the quarter ended June 30, 2009; and

•	$2.5 million increase in professional fees due to financial planning activities during the three months ended June 30, 2010.

We test the carrying value of long-lived assets for impairment at least annually and also assess and evaluate on a quarterly basis if any events have occurred which indicate the possibility of impairment. During the assessment as of June 30, 2010, we did not identify any events that were indicative of impairment. However, any significant changes in actual future results from the assessment used to perform the quarterly evaluation, such as lower sales, increases in production costs, technological changes or decisions not to produce or sell products, could result in impairment or change in expected proceeds from the sales of our businesses at a future date (see Note 2—“Basis of Presentation” of the Notes to the Consolidated Financial Statements in this Report).

Gain on Sale of Assets

	Three Months Ended June 30,		Change
($ in thousands):	2010	2009	$	%
Gain on sale of assets	$11,000	$—	$11,000	N/A
as % of net revenues	325.8%	0.0%

On May 7, 2010, we received $11.0 million in cash proceeds, and a right to receive an additional payment of $2.0 million based on the occurrence of certain events, from the sale of certain intellectual property and other assets related to our ANDA to engage in the commercial manufacture and sale of 1gm/10mL sucralfate suspension. All activities related to the intellectual property were expensed as incurred resulting in the gain equal to the cash proceeds received.

Litigation and Governmental Inquiries, net

	Three Months Ended June 30,		Change
($ in thousands):	2010	2009	$	%
Litigation and governmental inquiries	$8,587	$610	$7,977	1,307.7%
as % of net revenues	254.4%	9.7%

The increase in expense of $8.0 million for the three months ended June 30, 2010 compared to the three months ended June 30, 2009 was primarily related to an increase in the estimated settlement related to the HHS OIG matter during the three months ended June 30, 2010 (see Note 16—“Commitments and Contingencies” of the Notes to the Consolidated Financial Statements in this Report for more information regarding litigation and governmental inquiries).

Interest Expense, net and other

	Three Months Ended June 30,		Change
($ in thousands):	2010	2009	$	%
Interest expense, net and other	$2,395	$691	$1,704	246.6%

Interest expense, net and other includes interest expense, interest income and other income and expense items. The increase in interest expense, net for the three months ended June 30, 2010 as compared to the three months ended June 30, 2009 resulted primarily from the recognition of a foreign currency transaction gain of approximately $0.6 million, a gain of $0.3 million related to an investment for the three months ended June 30, 2009 and a loss on the cash surrender value of a life insurance policy of $0.5 million in the three months ended June 30, 2010.

Income Tax (Benefit) Provision

	Three Months Ended June 30,		Change
($ in thousands):	2010	2009	$	%
Income tax (benefit) provision	$(679)	$1,669	$(2,348)	(140.7)%
Effective tax rate	1.7%	(3.1)%

The benefit for income taxes for the three months ended June 30, 2010 was primarily due to a valuation allowance adjustment reflected in continuing operations due to the ability to consider income from discontinued operations in the evaluation of the valuation allowance, offset by the timing of certain deferred tax liabilities which are not scheduled to reverse within the applicable carry forward periods for deferred tax assets.

The provision for income taxes for the three months ended June 30, 2009 was primarily due to the timing of certain deferred tax liabilities which are not scheduled to reverse within the applicable carry forward periods for the deferred tax assets. A valuation allowance was recorded in both periods to offset the tax benefit associated with the net loss reported.

Discontinued Operations

	Three Months Ended June 30,		Change
($ in thousands):	2010	2009	$	%
(Loss) Income from discontinued operations	$(22)	$661	$(683)	(103.3)%
Gain on sale of discontinued operations	$5,874	$—	$5,874	N/A

During the fourth quarter of fiscal year 2009, our Board authorized management to sell PDI, our specialty materials segment (see Note 15—“Divestiture” of the Notes to the Consolidated Financial Statements in this Report for more information regarding the sale of PDI). Therefore, we have segregated PDI’s operating results and presented them separately as a discontinued operation for all periods presented. (See Note 14— “Segment Reporting” of the Notes to the Consolidated Financial Statements included in this Report) The Company sold PDI on June 2, 2010 and recognized a gain of $5.9 million, net of tax. The three months ended June 30, 2010 loss from discontinued operations represents activity through the date of sale. The difference from the three months ended June 30, 2010 to the three months ended June 30, 2009 is a result of a full three months of activity in the three month period ended June 30, 2009 compared to only two months for the three months ended June 30, 2010.

Liquidity and Capital Resources

Cash and cash equivalents and working capital (deficiency) were $41.5 million and $(90.2 million), respectively, at June 30, 2010, compared to $60.7 million and ($81.1 million), respectively, at March 31, 2010. Working capital is defined as total current assets minus total current liabilities. Working capital decreased primarily due to decreases in net current assets held for sale of $7.3 million and cash and cash equivalents of $19.2 million, offset by decreases in accounts payable of $8.7 million and accrued liabilities of $9.8 million. The decrease in accounts payable is primarily due to timing of payment to our vendors. The decrease in accrued liabilities is due to payments associated with product recall processing fees, litigation settlements and legal and consulting fees associated with the FDA consent decree and governmental inquiries and reduction in headcount.

For the three months ended June 30, 2010, net cash used in operating activities of $50.9 million resulted primarily from decreases in accounts payable and accrued liabilities which was primarily driven by recall-related costs (including product costs, product returns, failure to supply claims and third-party processing fees) processed in the current year and the decline in sales-related reserves that are classified as accrued liabilities which was primarily driven by the cessation of all of our manufacturing operations which occurred in the fourth quarter of fiscal year 2009. This was further coupled with a net loss of $34.6 million, adjusted for non-cash items, partially offset by the receipt of tax refunds and the decrease in receivables, net.

For the three months ended June 30, 2010, net cash flow provided by investing activities of $33.2 million included the $11.0 million cash proceeds pursuant to the sale of Sucralfate and $22.0 million, net of fees and the amount held in escrow, related to the sale of PDI.

For the three months ended June 30, 2010, net cash used in financing activities of $1.4 million resulted primarily from the payment of debt.

At June 30, 2010, our investment securities included $70.8 million in principal amount of auction rate securities (“ARS”). Consistent with our investment policy guidelines, the ARS held by us are AAA-rated securities with long-term nominal maturities secured by student loans which are guaranteed by the U.S. Government. Liquidity for the ARS is typically provided by an auction process which allows holders to sell their notes and resets the applicable interest rate at pre-determined intervals, typically between seven to 35 days. However, with the liquidity issues experienced in global credit and capital markets, the ARS experienced failed auctions beginning in February 2008 and throughout fiscal years 2009 and 2010. An auction failure means that the parties wishing to sell their securities could not be matched with an adequate volume of buyers. The securities for which auctions have failed continue to accrue interest at the contractual rate and continue to be auctioned every seven, 14, 28 or 35 days, as the case may be, until the auction succeeds, the issuer calls the securities, or they mature. (See Note 7—“Investment Securities” of the Notes to the Consolidated Financial Statements included in this Report for more information regarding the settlement agreement and the proceeds received in connection therewith.)

Our debt balance, including current maturities, was $295.7 million at June 30, 2010, compared to $297.1 million at March 31, 2010. This balance includes a $60.5 million collateralized obligation related to our ARS.

In March 2006, we entered into a $43.0 million mortgage loan arrangement with one of our primary lenders, in part to refinance $9.9 million of existing mortgages. The $32.8 million of net proceeds we received from the mortgage loan was used for working capital and general corporate purposes. The mortgage loan, which is secured by four of our buildings, bears interest at a rate of 5.91%

(and a default rate of 10.905%) and matures on April 1, 2021. We were not in compliance with one or more of the requirements of the mortgage loan arrangement as of March 31, 2010. However, on August 5, 2010, we received a letter (“Waiver Letter”) approving certain waivers of covenants under the Promissory Note, dated March 23, 2006, by and between MECW, LLC, a subsidiary of our Company, and LaSalle National Bank Association, and certain other loan documents entered into in connection with the execution of the Promissory Note (collectively, the “Loan Documents”). LNR Partners, Inc., the servicer of the loan (“LNR Partners”), issued the Waiver Letter to our Company and MECW, LLC on behalf of the lenders under the Loan Documents. In the Waiver Letter, the lenders consented to the following under the Loan Documents:

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

In addition to the waivers, LNR Partners also agreed to remove our subsidiaries ETHEX and PDI as guarantors under the Loan Documents and to add Nesher as a new guarantor under the Loan Documents. Under the terms of the Waiver Letter, we paid LNR Partners a consent fee of $25 related to the waivers and legal retainer fees of $10 related to the changes in guarantors under the Loan Documents.

Since we received the Waiver Letter for the loan requirements as to which we were not in compliance, the mortgage debt obligation that remained outstanding under the mortgage arrangement was classified as a long-term liability at June 30, 2010 and March 31, 2010.

In May 2003, we issued $200.0 million principal amount of 2.5% Contingent Convertible Subordinated Notes (the “Notes”) that are convertible, under certain circumstances, into shares of our Class A Common Stock at an initial conversion price of $23.01 per share. The Notes bear interest at a rate of 2.50% and mature on May 16, 2033. We are also obligated to pay contingent interest at a rate equal to 0.5% per annum during any six-month period commencing May 16, 2006, if the average trading price of the Notes per $1,000 principal amount for the five-trading day period ending on the third trading day immediately preceding the first day of the applicable six-month period equals $1,200 or more. We may redeem some or all of the Notes at any time on or after May 21, 2006, at a redemption price, payable in cash, of 100% of the principal amount of the Notes, plus accrued and unpaid interest (including contingent interest, if any) to the date of redemption. Holders may require us to repurchase all or a portion of their Notes on May 16, 2013, 2018, 2023 and 2028, or upon a change in control, as defined in the indenture governing the Notes, at 100% of the principal amount of the Notes, plus accrued and unpaid interest (including contingent interest, if any) to the date of repurchase, payable in cash. Holders had the right to require us to repurchase all or a portion of their Notes on May 16, 2008 and, accordingly, we classified the Notes as a current liability as of March 31, 2008. Since no holders required us to repurchase all or a portion of their Notes on May 16, 2008 and because the next date holders may require us to repurchase all or a portion of their Notes is May 16, 2013, the Notes were classified as a long-term liability. (See Note 18 – “Subsequent Events” for a description of the new financing with affiliates of Centerbridge Partners L.P. and $32.0 million a private placement of Class A Common Stock.)

In December 2005, we entered into a financing arrangement with St. Louis County, Missouri related to expansion of our operations in St. Louis County. Up to $135.5 million of industrial revenue bonds could have been issued to us by St. Louis County relative to capital improvements made through December 31, 2009. This agreement provides that 50% of the real and personal property taxes on up to $135.5 million of capital improvements will be abated for a period of ten years subsequent to the property being placed in service. Industrial revenue bonds totaling $129.9 million were outstanding at June 30, 2010 and March 31, 2010, respectively. The industrial revenue bonds are issued by St. Louis County to us upon our payment of qualifying costs of capital improvements, which are then leased by us for a period ending December 1, 2019, unless earlier terminated. We have the option at any time to discontinue the arrangement and regain full title to the abated property. The industrial revenue bonds bear interest at 4.25% per annum and are payable as to principal and interest concurrently with payments due under the terms of the lease. We have classified the leased assets as property and equipment and have established a capital lease obligation equal to the outstanding principal balance of the industrial revenue bonds. Lease payments may be made by tendering an equivalent portion of the industrial revenue bonds. As the capital lease payments to St. Louis County may be satisfied by tendering industrial revenue bonds (which is our intention), the capital lease obligation, industrial revenue bonds and related interest expense and interest income, respectively, have been offset for presentation purposes in the consolidated financial statements.

Ability to Continue as a Going Concern

There is substantial doubt about our ability to continue as a going concern. Our Consolidated Financial Statements included in this Report on Form 10-Q are prepared using accounting principles generally accepted in the United States applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The historical consolidated financial statements included in this Report not include any adjustments that might be necessary if we are unable to continue as a going concern. The report of our independent registered public accountants BDO USA, LLP, included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2010, includes an explanatory paragraph related to our ability to continue as a going concern.

The assessment of our ability to continue as a going concern was made by management considering, among other factors: (i) the timing and number of approved products that will be reintroduced to the market and the related costs; (ii) the suspension of shipment of all products manufactured by us and the requirements under the consent decree with the FDA; (iii) the possibility that we may need to obtain additional capital despite the senior loan we were able to obtain in November 2010 and as amended in February 2011and the private placement of additional equity securities in February 2011; (iv) the potential outcome with respect to the governmental inquiries, litigation or other matters described in Note 16—“Commitments and Contingencies” of the Notes to the Consolidated Financial Statements included in this Quarterly Report on Form 10-Q; and (v) our ability to comply with debt covenants. Our assessment was further affected by our fiscal year 2010 net loss of $283.6 million, our first quarter fiscal 2011 net loss of $34.6 million and the outstanding balance of cash and cash equivalents of $41.5 and $60.7 million as of June 30, 2010 and March 31, 2010, respectively. For periods subsequent to June 30, 2010, we expect losses to continue because we are unable to generate any significant revenues from more of our own manufactured products until we are able to resume shipping more of our approved products and until after we are able to start sales of Makena™ which was approved by the FDA in February 2011. We received notification from the FDA on September 8, 2010 of approval to ship into the marketplace the first product approved under the consent decree, i.e., Potassium Chloride ER Capsule. We resumed shipment of extended release potassium chloride capsule, Micro-K® 10mEq and Micro-K® 8mEq, in September 2010 and resumed shipments of genric version Potassium Chloride ER Capsule in December 2010. We are continuing to prepare other products for FDA inspection and do not expect to resume shipping other products until fiscal year 2012, at the earliest. In addition, we must meet ongoing operating costs as well as costs related to the steps we are currently taking to prepare for reintroducing other approved products to the market. If we are not able to obtain the FDA’s clearance to resume manufacturing and distribution of more of our approved products in a timely manner and at a reasonable cost, or if revenues from the sale of approved products introduced or reintroduced into the market place prove to be insufficient, our financial position, results of operations, cash flows and liquidity will continue to be materially adversely affected. These conditions raise substantial doubt about our ability to continue as a going concern.

Based on current financial projections, we believe the continuation of our Company as a going concern is primarily dependent on our ability to address, among other factors: (i) the successful launch and product sales of MakenaTM, which was approved by the FDA in February 2011; (ii) the timing, number and revenue generation of approved products that will be introduced or reintroduced to the market and the related costs; (iii) the suspension of shipment of all products manufactured by us and the requirements under the consent decree with the FDA (other than the Potassium Chloride ER Capsule, including Micro-K® 10mEq and Micro-K® 8mEq, products that are the subject of the FDA notification letter discussed above); (iv) the possibility that we will need to obtain additional capital. See Note 18 – “Subsequent Events” of the Notes to the Consolidated Financial Statements in this Report for an update; (v) the potential outcome with respect to the governmental inquiries, litigation or other matters described in Note 16— “Commitments and Contingencies” of the Notes to the Consolidated Financial Statements included in this Report; and (vi) compliance with our debt covenants. While we address these matters, we must continue to meet expected near-term obligations, including normal course operating cash requirements and costs associated with introducing or reintroducing approved products to the market (such as costs related to our employees, facilities and FDA compliance), remaining payments associated with the acquisition and retention of the rights to Makena™ (see Note 5— “Acquisitions” of the Notes to the Consolidated Financial Statements included in this Report), the financial obligations pursuant to the plea agreement), costs associated with our legal counsel and consultant fees, as well as the significant costs, such as legal and consulting fees, associated with the steps taken by us in connection with the consent decree and the litigation and governmental inquiries. If we are not able to obtain the FDA’s clearance to resume manufacturing and distribution of certain or many of our approved products in a timely manner and at a reasonable cost and/or we are unable to successfully launch and commercialize Makena™, and/or if we experience adverse outcomes with respect to any of the governmental inquiries or litigation described in Note 16—“Commitments and Contingencies” of the Notes to the Consolidated Financial Statements included in this Report, our financial position, results of operations, cash flows and liquidity will continue to be materially adversely affected. See Item 1A—“Risk Factors” included in this Report regarding additional risks we face with respect to these matters.

In the near term, we are focused on the following: (i) preparing for the commercial launch of Makena™; (ii) meeting the requirements of the consent decree, which will allow our approved products to be reintroduced to the market (other than the Potassium Chloride ER Capsule product, including Micro-K® 10mEq and Micro-K® 8mEq, products that are the subject of the FDA notification letter previously discussed); and (iii) evaluating strategic alternatives with respect to Nesher; and (iv) pursuing various means to minimize operating costs and increase cash. Since June 30, 2010, we have generated non-recurring cash proceeds to support our on-going operating and compliance requirements from the sale of certain intellectual property and other assets related to our ANDAs submitted with the FDA for the approval to engage in the commercial manufacture and sale of 1gm/10mL sucralfate suspension and the agreement with U.S. Healthcare I, L.L.C. and U.S. Healthcare II, L.L.C. for a $130.0 million loan and $32.0 million in sale of our Class A Common Stock (see Note 18—“Subsequent Events”). While these cash proceeds were sufficient to meet near term cash requirements, we are pursuing ongoing efforts to increase cash, including, but not limited to the continued implementation of cost savings, exploration of strategic alternatives with respect to Nesher and the assets and operations of our generic products business and other assets and the return of certain of our approved products to market in a timely manner or at all (other than the Potassium Chloride ER Capsule, including Micro-K® 10mEq and Micro-K® 8mEq products that are the subject of the FDA notification letter previously discussed). We cannot provide assurance that we will be able to realize the cost reductions we anticipate from reducing our operations or our employee base, that some or many of our approved products can be returned to the market in a timely manner, that our higher profit approved products will return to the market in the near term or that we can obtain additional cash through asset sales, a successful commercial launch of Makena™ or other means. If we are unsuccessful in our efforts to introduce or return our products to market, or if needing to sell assets and raise additional capital in the near term, we will be required to further reduce our operations, including further reductions of our employee base, or we may be required to cease certain or all of our operations in order to offset the lack of available funding.

We continue to evaluate the sale of certain of our assets. However, due to general economic conditions, we will likely be exposed to risks related to the overall macro-economic environment, including a lower rate of return than we have historically experienced on our invested assets and being limited in our ability to sell assets. In addition, we cannot provide any assurance that we will be successful in finding suitable purchasers for the sale of such assets. Even if we are able to find purchasers, we may not be able to obtain attractive terms and conditions for such sales, including attractive pricing. In addition, divestitures of businesses involve a number of risks, including the diversion of management and employee attention, significant costs and expenses, the loss of customer relationships, a decrease in revenues and earnings associated with the divested business, and the disruption of operations in the affected business. In addition, divestitures potentially involve significant post-closing separation activities, which could involve the expenditure of significant financial and employee resources. Inability to consummate identified asset sales or manage the post-separation transition arrangements could adversely affect our business, financial condition, results of operations and cash flows and ability to comply with the obligation of our outstanding debt.

Current and Anticipated Liquidity Position

At September 30, 2010 and December 31, 2010, we had approximately $24.9 million and $31.0 million, respectively, in cash and cash equivalents. The cash balances at September 30 and December 31, 2010 includes remaining loan availability that was provided under loan agreements entered into on September 13, 2010 and November 17, 2010, respectively, with the Lenders (see Note 18—“Subsequent Events” of the Notes to the Consolidated Financial Statements included in this Report).

At September 30, 2010 and December 31, 2010, we had $254.7 million and $294.3 million, respectively, of outstanding debt, consisting of $200.0 million principal amount of Notes, the remaining principal balance of a $43.0 million mortgage loan, $20.0 million principal amount of the loan entered into with the Lenders in September 2010 (the loan was paid off in November 2010) and $60.0 million principal amount of the loan entered into with the Lenders in November 2010. See discussion above in this section for more information on our indebtedness.

On February 14, 2011, the Company announced that it entered into a definitive agreement with a group of institutional investors to raise approximately $32.3 million of gross proceeds from a private placement of 9,950,000 shares of its Class A Common Stock at $3.25 per share. The transaction closed on February 17, 2011. The Company used $20.0 million of the proceeds from the financing to repay certain outstanding amounts and other outstanding obligations under its credit agreement with the Lenders. The remaining amount will be used for the launch of Makena™, payment of expenses associated with the transition and general corporate purposes. Additionally, the Company entered into an amendment to the Original Agreement with Hologic on January 8, 2010 (“Amendment No. 1”). On February 4, 2011, the Company entered into a second amendment (“Amendment No. 2”) to the Original Agreement.

The amendments set forth in Amendment No. 2 reduced the payment to be made on the Transfer Date to $12.5 million and revised the schedule for making the remaining payments of $107.5 million.

Under the revised payment provisions set forth in Amendment No. 2, after the $12.5 million payment made on February 10, 2011 (“Transfer Date”) and a subsequent $12.5 million payment twelve months after the Transfer Date, the Company has the right to elect between the following two alternate payment schedules for the remaining payments:

Payment Schedule 1:

•

A $45.0 million payment 18 months after the Transfer Date, plus a royalty equal to 5% of net sales of Makena™ made during the period from 12 months after the Transfer Date to the date the $45.0 million payment is made;

•	A $20.0 million payment 21 months after the Transfer Date;

•	A $20.0 million payment 24 months after the Transfer Date;

•	A $10.0 million payment 27 months after the Transfer Date; and

The royalties will continue to be calculated subsequent to the $45.0 million milestone payment but do not have to be paid as long as we make subsequent milestone payments when due.

Payment Schedule 2:

•

A $7.3 million payment 18 months after the Transfer Date, plus a royalty equal to 5% of net sales of Makena™ made during the period from 12 months after the Transfer Date to 18 months after the Transfer Date;

•	A $7.3 million payment for each of the succeeding twelve months;

•	A royalty payable 24 months following the Transfer Date equal to 5% of net sales of Makena™ made during the period from 18 months after the Transfer Date to 24 months after the Transfer Date; and

•	A royalty payable 30 months following the Transfer Date equal to 5% of net sales of Makena™ made during the period from 24 months after the Transfer Date to 30 months after the Transfer Date.

Notwithstanding anything to the contrary in Amendment No. 2, however, the Company may make any of the foregoing payments on or before their due dates, and the date on which the Company makes the final payment contemplated by the selected payment schedule will be the final payment date, after which no royalties will accrue.

Moreover, if the Company elects Payment Schedule 1 and thereafter elects to pay the $45.0 million payment earlier than the 18-month deadline, the royalties beginning after 12 months will cease to accrue on the date of the early payment. Additionally, the subsequent payments will be paid in three months intervals following the $45.0 million payment date.

Lastly, if the Company elects Payment Schedule 1 and thereafter does not make any of the milestone payments when due, Amendment No. 2 provides that no payment default will be deemed to occur, provided the Company timely pays the required royalties accruing in the quarter during which the milestone payment has become due but is not paid.

During the quarter ended September 30, 2010, our total cash operating outlays were approximately $45 million. Of this amount, approximately $35 million related to on-going expenses and approximately $4 million related to debt service payments, inventory build and capital expenditures. The remainder of the cash expenditures totaling approximately $6 million related to costs related to our FDA compliance consultants and other costs. Offsetting our cash operating expenses during the quarter ended September 30, 2010, were cash inflows of approximately $28 million. Of this amount, approximately $20 million resulted from the net proceeds of the bridge facility, approximately $4 million resulted from the collection of insurance proceeds, approximately $2 million resulted from the collection of customer receivables and the monetization of certain non-core assets, and approximately $2 million resulted from the collection of tax refunds, interest payments and other miscellaneous receipts.

During the quarter ended December 31, 2010, our cash operating outlays were approximately $45 million. Of this amount, approximately $27 million related to on-going expenses and approximately $10 million related to debt service payments, inventory build and capital expenditures. The remainder of the cash expenditures totaling approximately $8 million related to costs related to our FDA compliance consultants and other costs. Offsetting our cash operating expenses during the quarter ended December 31, 2010, were cash inflows of approximately $52 million. Of this amount, approximately $40 million resulted from the net proceeds of the Bridge Facility, approximately $7 million resulted from a settlement with Strides with the remaining coming from the collection of other legal settlements, approximately $4 million resulted from the collection of customer receivables and other miscellaneous receipts.

We currently project that during the quarter ending March 31, 2011 our total cash outlays will total approximately $50 million to $60 million, which includes the $12.5 million milestone payment made to Hologic on February 10, 2011. Of the remaining expected cash operating expenditures of approximately $38 million to $48 million, approximately $28 million to $35 million relate to on-going operating expenses, approximately $3 million to $4 million relate to debt service payments, and approximately $2 million to $3 million relate to legal and customer settlement payments. The remainder of the projected cash expenditures totaling approximately $5 million to $6 million is for costs related to our FDA compliance and other compliance related costs. Of the costs described above for on-going operating expenses, legal and customer settlement payments and FDA compliance and other compliance related costs, we estimate that approximately 25% to 30% relates to our generics business and the 70% to 75% relates to our branded and corporate related costs. We currently project that during the quarter ended March 31, 2011, these cash operating expenses will be offset by $35 million to $40 million of total cash inflows related to $10 million of net proceeds from the private placement completed on February 17, 2011, $15 million from an additional draw from the multi-draw facility and $10 million to $15 million from the collection of customer receivables and the monetization of certain non-core assets. We currently project our cash balance at March 31, 2011 will be approximately $10 million to $15 million.

On March 1, 2011, the Company announced that it expects to offer $200 million of senior secured notes due 2015 (the “Notes”) in a private placement, subject to market conditions.

The Notes will be offered only to accredited investors pursuant to Regulation D under the Securities Act of 1933, as amended (the “Securities Act”). The Notes have not been registered under the Securities Act or any state or other securities laws and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements of the Securities Act and applicable state securities laws.

The Company intends to use the net proceeds from the offering of the Notes to repay in full the Company’s outstanding obligations under its credit agreement with U.S. Healthcare I, L.L.C. and U.S. Healthcare II, L.L.C. (including the payment of related premiums) and terminate the related future loan commitments, to establish an escrow reserve for one year of interest payments on the Notes and for general corporate purposes.

For periods subsequent to March 31, 2011, we expect that our cash operating outlays, excluding milestone payments to Hologic and scheduled payments to the U.S. Department of Justice, will continue in the range noted above until we are able to divest the generics business. Our future cash inflows will be generated primarily from collection of customer receivables and loan proceeds. The majority of our cash inflow from customer collections for periods beyond March 31, 2011 is expected to be derived from sales of MakenaTM , which we currently expect to begin shipping in March 2011. Other collections from customer receivables will come from on-going sales of Evamist® and sales of both the branded and generic versions of Potassium Chloride ER. We also expect to return Clindesse® and Gynazole-1® to the market during fiscal 2012. However, we are currently unable to predict the amount or timing of collections from sales of our products for periods beyond March 31, 2011.

We are continuously reviewing our projected cash expenditures and are evaluating measures to reduce expenditures on an ongoing basis. In addition, a top priority is to maintain and attempt to increase our limited cash and financial resources. As a result, if we determine that our current goal of meeting the consent decree’s requirements and returning our approved products to market is likely to be significantly delayed, we may decide, in addition to selling certain of our assets, to further reduce our operations, to significantly curtail some or all of our efforts to meet the consent decree’s requirements and return our approved products to market and/or to outsource to a third-party some or all of our manufacturing operations when and if we return our approved products to market. Such decision would be made based on our ability to manage our near-term cash obligations, to obtain additional capital through asset sales and/or external financing and to expeditiously meet the consent decree’s requirements and return our approved products to market. If such decision were to be made, we currently anticipate that we would focus our management efforts on developing product candidates in our development portfolio that we believe have the highest potential return on investment, which we currently believe to be primarily Makena™. We also expect to evaluate other alternatives available to us in order to increase our cash balance.

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

During the assessment as of June 30, 2010, management did not identify any events that were indicative of impairment. However, any significant changes in actual future results from the assessment used to perform the quarterly evaluation, such as lower sales, increases in production costs, technological changes or decisions not to produce or sell products, could result in impairment of these intangible assets at a future date. See additional discussion in Note 2 – “Basis of Presentation - use of estimate” in this Report for the potential triggering events of an impairment.

Contingencies We are involved in various legal proceedings, some of which involve claims for substantial amounts. An estimate is made to accrue for a loss contingency relating to any of these legal proceedings if we determine it is probable that a liability was incurred as of the date of the financial statements and the amount of loss can be reasonably estimated. Because of the subjective nature inherent in assessing the future outcome of litigation and because of the potential that an adverse outcome in legal proceedings could have a material impact on our financial condition or results of operations, such estimates are considered to be critical accounting estimates. We have reviewed and determined that at June 30, 2010, there were certain legal proceedings in which we are involved that met the conditions described above. Accordingly, we have accrued a loss contingency relating to such legal proceedings.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market risk stems from fluctuating interest rates associated with our investment securities and our variable rate indebtedness that is subject to interest rate changes.

At June 30, 2010, our investment securities included $70.8 million in principal amount of auction rate securities (“ARS”) (see Note 7—“Investment Securities” of the Notes to the Consolidated Financial Statements included in this Report for more information regarding the settlement agreement and the proceeds received in connection therewith). Consistent with our investment policy guidelines, the ARS held by us are AAA-rated securities with long-term nominal maturities secured by student loans which are guaranteed by the U.S. Government. Liquidity for the ARS is typically provided by an auction process which allows holders to sell their notes and resets the applicable interest rate at pre-determined intervals, typically between seven to 35 days. However, with the liquidity issues experienced in global credit and capital markets, the ARS experienced failed auctions beginning in February 2008 and throughout fiscal years 2009 and 2010. An auction failure means that the parties wishing to sell their securities could not be matched with an adequate volume of buyers. The securities for which auctions have failed continue to accrue interest at the contractual rate and continue to be auctioned every seven, 14, 28 or 35 days, as the case may be, until the auction succeeds, the issuer calls the securities, or they mature.

The annual favorable impact on our net income as a result of a 100 basis point (where 100 basis points equals 1%) increase in short-term interest rates would be approximately $0.5 million based on our average cash and cash equivalents balances at June 30, 2010, compared to an increase of $1.1 million at March 31, 2010.

In May 2003, we issued $200.0 million principal amount of Notes. The interest rate on the Notes is fixed at 2.50% and therefore not subject to interest rate changes. Beginning May 16, 2006, we became obligated to pay contingent interest at a rate equal to 0.5% per annum during any six-month period, if the average trading price of the Notes per $1,000 principal amount for the five-trading day period ending on the third trading day immediately preceding the first day of the applicable six-month period equals $1,200 or more. We may redeem some or all of the Notes at any time, at a redemption price, payable in cash, of 100% of the principal amount of the Notes, plus accrued and unpaid interest (including contingent interest, if any) to the date of redemption. Holders may require us to repurchase all or a portion of their Notes on May 16, 2013, 2018, 2023 and 2028, or upon a change in control, as defined in the indenture governing the Notes, at 100% of the principal amount of the Notes, plus accrued and unpaid interest (including contingent interest, if any) to the date of repurchase, payable in cash. If an event of default is deemed to have occurred on the Notes, the principal amount plus any accrued and unpaid interest on the Notes could also become immediately due and payable. Because the next date holders may require us to repurchase all or a portion of their Notes is May 16, 2013, the Notes were classified as a long-term liability as of June 30, 2010. The Notes are subordinate to all of our existing and future senior obligations.

In March 2006, we entered into a $43.0 million mortgage loan secured by four of our buildings that matures in April 2021. The interest rate on this loan is fixed at 5.91% per annum (and a default rate of 10.905% per annum) and not subject to market interest rate changes.

Item 4. Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures

An evaluation was conducted under the supervision and with the participation of our management, including the Chief Executive Officer (the “CEO”) and Chief Financial Officer (the “CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2010. As a result of the material weaknesses in our internal control over financial reporting described below, our CEO and CFO have concluded that our disclosure controls and procedures were not effective as of June 30, 2010.

As described in Item 9A—“Controls and Procedures” of our 2010 Form 10-K, management determined that the following material weaknesses existed in our internal control over financial reporting. As of June 30, 2010, these material weaknesses have not been remediated.

Material weakness in entity-level controls. We did not maintain an effective control environment or entity-level controls with respect to the risk assessment, information and communications and monitoring components of internal control. We did not:

a.	promote an appropriate level of control awareness;

b.	maintain a sufficient complement of adequately trained personnel with an appropriate level of knowledge, experience and training in the application of U.S. GAAP commensurate with our financial reporting requirements; and

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

f.	develop policies and procedures necessary to adequately address the financial reporting risks associated with the application of certain accounting principles and standards; and

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

Remediation Activities

Beginning in the fourth quarter of fiscal year 2009 and continuing through fiscal year 2011, we began designing and implementing controls, in order to remediate the material weaknesses described above in “—(a) Management’s Report on Internal Control Over Financial Reporting.” We expect that our remediation efforts, including design, implementation and testing will continue throughout fiscal year 2011 and fiscal year 2012. Our efforts to date and the remaining amount of time we believe is needed to remediate our material weaknesses has been impacted by, amongst other things, significant reductions in our workforce and changes in personnel since the fourth quarter of fiscal year 2009, management’s focus on multiple priorities including obtaining financing, returning our products to market and becoming current with our Securities and Exchange Commission (“SEC”) filings. While unremediated, these material weaknesses have the potential to result in our failure to prevent or detect material misstatements in our annual or interim consolidated financial statements. We will continue our remediation efforts described below and we plan to provide an update on the status of our remediation activities with future reports to be issued on Form 10-Q and Form 10-K.

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

•	enhanced compliance with FDA drug application, approval and post-approval requirements;

•	evaluated compliance with applicable foreign laws and regulations; and

•	implemented internal reporting policies pursuant to which our chief compliance officer will report periodically to the non-management members of the Board.

4.	Defined and documented roles and responsibilities within the financial statement closing process including required reviews and approval of account reconciliations, journal entries and methodologies used to analyze account balances.

5.	Implemented month-end closing schedules and closing checklists to ensure timely and documented completion of the financial statements.

6.	Identified and implemented steps to improve communication, coordination and oversight with respect to the application of critical accounting policies and the determination of estimates.

7.	Identified and implemented steps to improve information flow between the Finance department and other functional areas within our Company to ensure that information that could affect the financial statements is considered.

8.	Defined specific roles and responsibilities within the Finance department to improve accounting research and implementation of accounting policies.

9.	Implemented processes and procedures to (1) identify and assess whether certain entities are appropriately exempt from the Medicaid best price calculation and (2) evaluate Public Health Service (“PHS”) pricing requests.

10.	Hired a Corporate Controller and Director of Financial Reporting with expertise in controls over financial reporting, financial statement closing procedures and U.S. GAAP.

Management believes it is making progress and is continuing to proactively implement the following measures and actions in order to remediate the material weaknesses listed above:

1.	Establish a monthly business review process to ensure an in-depth senior management review of business segment results on a timely basis.

2.	Develop and document comprehensive accounting policies and procedures, including documentation of the methods for applying accounting policies through detailed process maps and procedural narratives.

3.	Identify and implement specific steps to improve information flow between the Finance department and other functional areas to ensure that information that could affect the financial statements, including the effects of all material agreements, is identified, communicated and addressed on a timely basis.

4.	Implement adherence to and deadline compliance with pre-established month-end, quarter-end and year-end closing schedules and closing checklists to ensure timely and documented completion of the financial statements.

5.	Develop and implement a policy and procedure to control the access, modification and review processes for spreadsheets that are used in the preparation of our financial statements and other disclosures.

6.	Conduct further training and education of the Finance department personnel on critical accounting policies and procedures, including account reconciliations and financial statement closing procedures, to develop and maintain an appropriate level of skills for proper identification and application of accounting principles.

7.	Conduct training and education for personnel outside the Finance department on critical accounting policies and procedures to improve the level of control awareness at our Company and to ensure an appropriate level of understanding of the proper application of accounting principles that are critical to our financial reporting.

8.	Establish periodic meetings between the contracting functions and the Finance department to improve communication regarding the evaluation and reporting of PHS pricing requests and related matters.

(b)	Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act) during the quarter ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

The information set forth under Note 16—“Commitments and Contingencies” of the Notes to the Consolidated Financial Statements included in Part I, Item 1 in this Report is incorporated in this Part II, Item 1 by reference.

Item 1A.	RISK FACTORS

In light of recent developments at our Company, we have elected to update and restate in its entirety, the “Risk Factors” section previously reported in our 2010 Form 10-K.

We operate in a rapidly changing environment that involves a number of risks, some of which are beyond our control. The following risk factors could have a material adverse effect on our business, financial position, results of operations or cash flows. These risk factors may not include all of the important risks that could affect our business or our industry, that could cause our future financial results to differ materially from historic or expected results, or that could cause the market price of our common stock to fluctuate or decline. Because of these and other factors, past financial performance should not be considered an indication of future performance.

There is substantial doubt about our ability to continue as a going concern.

There is substantial doubt about our ability to continue as a going concern. Our consolidated financial statements in this Report were prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The historical consolidated financial statements included in this Report do not include any adjustments that might be necessary if we are unable to continue as a going concern.

The assessment of our ability to continue as a going concern was made by management considering, among other factors: (i) the timing and number of additional approved products that will be reintroduced to the market and the related costs; (ii) the suspension of shipment of all products manufactured by us and the requirements under the consent decree with the FDA; (iii) the possibility that we may need to obtain additional capital despite the senior secured loan we obtained in November 2010, as amended in January 2011 and March 2011, and the proceeds from the private placement of our Class A Common Stock completed in February 2011; (iv) the potential outcome with respect to the governmental inquiries, litigation or other matters described in Note 16—“Commitments and Contingencies” of the Notes to the Consolidated Financial Statements included in this Report; and (v) our ability to comply with debt covenants. Our assessment was further affected by our fiscal year 2010 net loss of $283,612, our first quarterly fiscal year 2011 net loss of $34,599 and the outstanding balance of cash and cash equivalents of $41,523 and $60,693 as of June 30, 2010 and March 31, 2010, respectively. For periods subsequent to June 30, 2010, we expect significant losses to continue because we are unable to generate any significant revenues from our own manufactured products until we are able to resume shipping more of our approved products and until after we are able to generate significant sales of Makena™ which was approved by the FDA in February 2011. on February 3, 2011. We received notification from the FDA on September 8, 2010 of approval to ship into the marketplace the first product approved under the consent decree, i.e., Potassium Chloride ER Capsule. We resumed shipment of our Potassium Chloride ER Capsule Micro-K® 10mEq and Micro-K® 8mEq products in September 2010. We are continuing to prepare other products for FDA inspection and do not expect to resume shipping other products until sometime in fiscal year-end 2012, at the earliest. In addition, we must meet ongoing operating costs as well as costs related to the steps we are currently taking to prepare for reintroducing other approved products to the market. If we are not able to obtain the FDA’s clearance to resume manufacturing and distribution of many of our approved products in a timely manner and at a reasonable cost, or if revenues from the sale of Makena™ prove to be insufficient, our financial position, results of operations, cash flows and liquidity will continue to be materially adversely affected. These conditions raise substantial doubt about our ability to continue as a going concern.

Based on current financial projections, we believe the continuation of our Company as a going concern is primarily dependent on our ability to address, among other factors: (i) the successful launch and market acceptance of Makena™; (ii) the timing, number and revenue generation of approved products that will be introduced or reintroduced to the market and the related costs; (iii) the suspension of shipment of all products manufactured by us and the requirements under the consent decree with the FDA (other than the Potassium Chloride ER Capsule, including Micro-K® 10mEq and Micro-K® 8mEq, products that are the subject of the FDA notification letter discussed above); (iv) the possibility that we will need to obtain additional capital despite the senior secured loan we were able to obtain in November 2010, as amended in January 2011 and March 2011, and the proceeds from the private placement of our Class A Common Stock completed in February 2011; (v) the potential outcome with respect to the governmental inquiries, litigation or other matters described in Note 16—“Commitments and Contingencies” of the Notes to the Consolidated Financial Statements included in this Report; (vi) our ability to comply with the conditions set forth in a letter received approving certain waivers of covenants under our mortgage loan agreement, as more fully described in Item 2—“Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” of this Report; and (vii) compliance with other debt covenants. While we address these matters, we must continue to meet expected near-term obligations, including normal course operating cash requirements and costs associated with introducing or reintroducing approved products to the market (such as costs related to our employees, facilities and FDA compliance), remaining milestone payments associated with the acquisition of the rights to Makena™ (see Note 5—“Acquisitions” of the Notes to the Consolidated Financial Statements included in this Report), the financial obligations pursuant to the plea agreement (see Note 1—“Description of Business —Plea Agreement with the U.S. Department of Justice” of the Notes to the Consolidated Financial Statements included in this Report), costs associated with our legal counsel and consultant fees, as well as the significant costs, such as legal and consulting fees, associated with the steps taken by us in connection with the consent decree and the litigation and governmental inquiries. If we are not able to obtain the FDA’s clearance to resume manufacturing and distribution of certain or many of our approved products in a timely manner and at a reasonable cost and/or if we experience adverse outcomes with respect to any of the governmental inquiries or litigation described in Note 16—“Commitments and Contingencies” of the Notes to the Consolidated Financial Statements included in this Report, our financial position, results of operations, cash flows and liquidity will continue to be materially adversely affected.

In the near term, we are focused on performing the following: (i) the commercial launch of Makena™; (ii) meeting the requirements of the consent decree, which will allow our approved products (other than the Potassium Chloride ER Capsule, including Micro-K® 10mEq and Micro-K® 8mEq, products that are the subject of the FDA notification letter discussed above) to be reintroduced to the market; (iii) evaluating strategic alternatives with respect to Nesher; and (iv) pursuing various means to minimize operating costs and increase cash. Since June 30, 2010, we have generated non-recurring cash proceeds to support our on-going operating and compliance requirements from the divestiture of PDI, the sale of certain intellectual property and other assets related to our ANDAs submitted to the FDA for the approval to engage in the commercial manufacture and sale of 1gm/10mL sucralfate suspension, the secured loan we were able to obtain in November 2010, as amended in January 2011 and March 2011, the private placement of our Class A Common Stock completed in February 2011 (see Note 18—“Subsequent Events” of the Notes to the Consolidated Financial Statements included in this Report). While the cash proceeds received to date were sufficient to meet near-term cash requirements, we are pursuing ongoing efforts to increase cash, including the continued implementation of cost savings, exploration of strategic alternatives with respect to Nesher and the assets and operations of our generic products business and other assets, the return of certain of additional approved products to market in a timely. We cannot provide assurance that we will be able to realize additional cost reductions from reducing our operations, that some or many of our approved products can be returned to the market in a timely manner (other than the Potassium Chloride ER Capsule, including Micro-K® 10mEq and Micro-K® 8mEq, products that are the subject of the FDA notification letter discussed above), that our higher profit approved products will return to the market in the near term or that we can obtain additional cash through asset sales, the successful commercial launch of Makena™, or the issuance of equity. If we are unsuccessful in our efforts to return our products to market, or to sell assets or raise additional capital in the near term, we will be required to further reduce our operations, including further reductions of our employee base, or we may be required to cease certain or all of our operations in order to offset the lack of available funding.

We continue to evaluate the sale of certain of our assets, including Nesher. To date, we have received several initial offers for Nesher. However, the offers received to date have been below the Company’s expectations with regards to up front value. The Company is continuing to work with its advisers and all interested parties to complete a transaction. However, due to general economic conditions, we will likely be exposed to risks related to the overall macro-economic environment, including a lower rate of return than we have historically experienced on our invested assets and being limited in our ability to sell assets. In addition, we cannot provide any assurance that we will be successful in finding suitable purchasers for the sale of such assets. Even if we are able to find purchasers, we may not be able to obtain attractive terms and conditions for such sales, including attractive pricing. In addition, divestitures of businesses involve a number of risks, including the diversion of management and employee attention, significant costs and expenses, the loss of customer relationships, a decrease in revenues and earnings associated with the divested business, and the disruption of operations in the affected business. In addition, divestitures potentially involve significant post-closing separation activities, which could involve the expenditure of significant financial and employee resources. Inability to consummate identified asset sales or manage the post-separation transition arrangements could adversely affect our business, financial condition, results of operations, cash flows and ability to comply with the obligations under our Bridge Loan.

Our future business success in the next several years, as well as the continued operation of our Company, depends critically upon our successful market launch of Makena™ and our ability to achieve revenues consistent with our business expectations and revenue covenants to the Lenders. A failure to achieve these objectives and sufficient market success in selling Makena™ will materially adversely affect the success and viability of our Company and would likely result in default under the Bridge Loan.

As previously disclosed, under our agreement with Hologic, we completed the acquisition of Makena™ upon making a $12.5 million additional payment to Hologic on February 10, 2011 and are currently undertaking the commercial launch of Makena™. Under our agreement with Hologic, we must make subsequent additional milestone payments and our payment obligations are secured by a lien on our rights to Makena™ granted to Hologic. We have certain revenue expectations with respect to both the sale of Makena™ as well as the sales of our approved products that are allowed to return to the market by FDA following successful inspections under the consent decree. If we cannot timely and successfully commercially launch Makena™, and achieve those revenue expectations with respect to Makena™, this would result in material adverse impact on our results of operations and liquidity, and ability to continue as a going concern.

Moreover, if we fail to pay to Hologic any of the remaining payments when they mature under our agreement, as amended, with Hologic, our rights to the Makena™ assets will transfer back to Hologic.

As discussed in Note 5—“Acquisitions” of the Notes to the Consolidated Financial Statements included in this Report, we modified the Original Makena™ Agreement pursuant to an amendment entered into in January 2010. Pursuant to the Makena™ Amendment, we made a $70 million cash payment to Hologic upon execution of the Makena™ Amendment in January 2010. We entered into a Second Amendment to the Original Makena™ Agreement on February 4, 2011. Under the Original Makena™ Agreement, as amended, after the $12.5 million payment we made to Hologic on February 10, 2011, we are required to pay a series of additional future scheduled cash payments in the aggregate amount of $107.5 million upon successful completion of agreed upon milestones. We also may become obligated to pay additional amounts as royalties if we elect to defer certain milestone payments. (The date on which we make the final cash payment is referred to as the “Final Payment Date.”) If, prior to the Final Payment Date, we fail to timely pay a scheduled payment, we are obligated to transfer back to Hologic ownership of the Purchased Assets (as defined in the Amended Makena™ Agreement), including certain improvements made thereto by us, as well as other after-acquired assets and rights used by us in connection with the Makena™ business (the “Retransfer”). If the Retransfer were to occur, we would not be reimbursed for the payments we have made up to that point to Hologic under the Amended Makena™ Agreement. Our failure to pay any of the remaining payments when required under the Amended Makena™ Agreement and the resulting Retransfer would have a material adverse effect on our business, financial condition, results of operations and cash flows.

In connection with its approval, the FDA granted an orphan drug designation for Makena™ under sub-part H regulations. As part of this designation, the Company was granted a 7 year marketing exclusivity period. The sub-part H regulations allow certain drugs for serious conditions to be submitted for FDA marketing approval under the basis of one controlled clinical trial instead of the usual case of two clinical trials. Typically there is an additional post-marketing commitment to perform a second confirmatory clinical trial. If this trial does not replicate the positive results of the original trial, the FDA can take various actions such as requesting another clinical trial or withdrawing the conditional approval. We cannot be certain of the results of the confirmatory clinical trial and what action the FDA may take if the results were not as expected based on the first clinical trial.

We have decided to sell certain assets and to explore strategic alternatives with respect to other assets, including Nesher, our generic products business. Such sales could pose risks and may materially adversely affect our business. Our failure to liquidate or sell assets on terms favorable to us, or at all, could have a material adverse effect on our financial condition and cash flows and on our ability to meet our covenants under the Bridge Loan.

We have completed the sale of substantially all of the assets of PDI, and the sale of certain other assets. We currently plan to sell certain of our other assets, and are exploring strategic alternatives with respect to Nesher, our generic products business, which could include a sale of the generics products business to a third-party or the Lenders. To date, we have received several initial offers for Nesher. However, the offers received to date have been below the Company’s expectations with regards to up front value. The Company is continuing to work with its advisers and all interested parties to complete a transaction. However, due to the general economic slowdown, we will likely be exposed to risks related to the overall macro-economic environment, including a lower rate of return than we have historically experienced on our invested assets and being limited in our ability to sell assets or to identify and carry out advantageous strategic alternatives.

As noted above, we plan to market for sale certain assets and will seek to identify other assets for potential sale and to continue to explore strategic alternatives for our generics products business. However, we cannot provide any assurance that we will be successful in finding suitable purchasers for the sale of such assets. Even if we are able to find purchasers, we may not be able to obtain attractive terms and conditions for such sales, including attractive pricing. In addition, divestitures of businesses may also involve a number of risks, including the diversion of management and employee attention, significant costs and expenses, the loss of customer relationships, a decrease in revenues and earnings associated with the divested business, and the disruption of operations in the affected business. In addition, divestitures potentially involve significant post-closing separation activities, which could involve the expenditure of significant financial and employee resources.

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

On March 2, 2009, we entered into a consent decree with the FDA regarding our drug manufacturing and distribution, which is described in more detail under Item 2 —“Management’s Discussion and Analysis of Financial Condition and Results of Operations— Discontinuation of Manufacturing and Distribution; Product Recalls; and the FDA Consent Decree” in this Report. Our actions and the requirements under the consent decree have had, and are expected to continue to have, a material adverse effect on our liquidity position and operating results. Although we have recently resumed manufacturing and shipping of our Potassium Chloride ER Capsule products, we do not expect to generate any significant revenues from products that we manufacture until we resume shipping certain or many of our approved products after successful FDA inspections relevant to those products. In the meantime, we must meet ongoing operating costs related to our employees, facilities and FDA compliance, as well as costs related to the steps we currently are taking to prepare for reintroducing additional products to the market.

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

We currently do not expect to resume additional product shipments until sometime in fiscal year-end 2012, at the earliest. In addition, we expect that any resumption of additional shipments will be limited initially to certain selected products and will be expanded incrementally thereafter. Despite our efforts, there can be no assurance that our initiatives with respect to the additional products that are intended to comply with the requirements under the consent decree and enable us to reintroduce certain of our other approved products to the market will be successful within the time frames currently projected by management or at all. If we are not able to obtain FDA’s permission to resume manufacturing and distribution of our other products in a timely manner at a reasonable cost, our business, financial position, results of operations and cash flows will continue to be materially adversely affected, which would have a material adverse effect on our ability to continue as a going concern.

In addition, one of our top priorities is to maintain and attempt to increase our limited cash and financial resources. As a result, if we determine that our current goal of meeting the consent decree’s requirements and returning our other approved products to market is likely to be significantly delayed, we may decide to further reduce our operations, including further reductions of our employee base, and to significantly curtail some or all of our efforts to meet the consent decree’s requirements and return our approved products to market. Such decision would be made on an analysis of the costs and benefits of bringing particular additional approved products back to the marketplace as well as based on our ability to manage our near-term cash obligations, to obtain additional capital through asset sales and/or external financing and to expeditiously meet the consent decree’s requirements and return our approved products to market. If such decision were to be made, we currently anticipate that we would focus our efforts on developing product candidates in our development portfolio that we believe have the highest potential return on investment, which we currently believe to be primarily Makena™. We also expect to evaluate other alternatives available to us in order to increase our cash balance.

Even if we are able to address the issues identified in the consent decree and resume manufacturing and distribution of some or all of our other approved products in a timely and cost-effective manner, our business, financial position, results of operations and cash flows could continue to be materially adversely affected.

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

We, at the direction of a special committee of the Board of Directors that was in place prior to June 10, 2010, responded to requests for information from the Office of the United States Attorney for the Eastern District of Missouri and FDA representatives working with that office. As more fully described in Note 1—“Description of Business —Plea Agreement with the U.S. Department of Justice” of the Notes to the Consolidated Financial Statements included in this Report, our subsidiary ETHEX entered into a plea agreement with the U.S. Department of Justice that relates to allegations of failure to make and submit field alert reports to the FDA in September 2008 regarding the discovery of certain undistributed tablets that failed to meet product specifications. In exchange for the voluntary guilty plea by ETHEX, the Department of Justice agreed that no further federal prosecution will be brought in the Eastern District of Missouri against ETHEX, KV or Ther-Rx regarding allegations of the misbranding and adulteration of any oversized tablets of drugs manufactured by us, and the failure to file required reports regarding these drugs and patients’ use of these drugs with the FDA, during the period commencing on January 1, 2008 through December 31, 2008. However, the plea agreement does not bind any governmental office or agency other than the United States Attorney for the Eastern District of Missouri and the Office of Consumer Litigation and we cannot rule out regulatory or other actions by governmental entities not party to the plea agreement. In addition, the plea agreement does not limit the rights and authority of the United States of America to take any civil, tax or administrative action against us, and any recommendation in the plea agreement as to the amount of loss or restitution is not binding upon the United States in any civil or administrative action by the government against us.

We may also become subject to claims by private parties with respect to the alleged conduct that is the subject of the plea agreement.

Pursuant to the plea agreement, ETHEX is subject to a criminal fine in the aggregate amount of $23.4 million, payable in four installments of which we currently have $21.1 million remaining to be paid. On November 15, 2010, upon the motion by the Department of Justice, the court vacated the previous fine installment schedule and imposed a new fine installment schedule, which did not change the total fine, using the standard federal judgment rate of 0.22% per annum, payable as follows:

Payment Amount	Interest Amount	Payment Due Date
$1,000	$—	December 15, 2010
1,000	1	June 15, 2011
1,000	2	December 15, 2011
2,000	7	June 15, 2012
4,000	18	December 15, 2012
5,000	28	June 15, 2013
7,094	47	December 15, 2013

If we fail to make any of the installment payments, the United States Attorney’s Office, in its sole discretion, may void the plea agreement, keep any payments already made under the plea agreement and prosecute us using, among other evidence, the admissions made in the plea agreement.

An adverse resolution of the private and government litigation and governmental inquiries could have a material adverse effect on our business, financial condition, results of operations and cash flows.

We are fully cooperating in certain governmental matters, including SEC informal inquiries, pending litigations with the States of Utah and Louisiana with respect to AWP pricing with respect to ETHEX products in past years, and the pending investigation by HHS OIG and the U.S. Attorney’s Office in Boston into potential false claims under Title 42 of the U.S. Code with respect to a qui tam action. (See Note 16—“Commitments and Contingencies” of the Notes to the Consolidated Financial Statements included in this Report.) We have also received a civil investigative demand from the State of Florida that appears to pertain to the pricing of certain ETHEX products in past years. We are not aware whether, or the extent to which, any pending governmental inquiries and/or related private litigation might result in the payment of fines, penalties or judgments or the imposition of operating restrictions on our business; however, if we are required to pay fines, penalties or judgments, the amount could be material.

Furthermore, any governmental enforcement action could require us to operate under significant restrictions, place substantial burdens on management, hinder our ability to attract and retain qualified employees and/or cause us to incur significant costs or damages.

In connection with the guilty plea by ETHEX pursuant to the plea agreement, ETHEX was expected to be excluded from participation in federal healthcare programs, including Medicare and Medicaid. As a result, HHS OIG had discretionary authority to seek to similarly exclude our Company from participation in federal healthcare programs. In addition, in light of the exclusion of Mr. Marc S. Hermelin on November 18, 2010, HHS OIG had discretionary authority to seek to similarly exclude our Company from participation in federal healthcare programs. However, on November 10, 2010, Mr. Hermelin voluntarily resigned as a member of the Board. We had been advised that HHS OIG notified Mr. Hermelin that he would be excluded from participating in federal healthcare programs effective November 18, 2010. In an effort to avoid adverse consequences to our Company, including the foregoing potential discretionary exclusion of our Company, and to enable our Company to secure our expanded financial agreement, HHS OIG, Mr. Hermelin and his wife (solely with respect to shares owned jointly between them and certain other obligations therein) entered into the Settlement Agreement under which Mr. Hermelin also resigned as trustee of all family trusts that hold KV stock, agreed to divest his personal ownership interests in our Company’s Class A Common and Class B Common stock (approximately 1.8 million shares), including certain shares owned jointly with this wife over an agreed upon period of time in accordance with a divestiture plan and schedule approved by HHS OIG, and agreed to refrain from voting stock under his personal control. In order to implement such agreement, Mr. Hermelin and his wife granted to an independent third party immediate irrevocable proxies and powers of attorney to divest his (and their jointly owned) personal stock interests in the Company if Mr. Hermelin does not timely do so. The Settlement Agreement also required Mr. Hermelin to agree, for the duration of his exclusion, not to seek to influence or be involved with, in any manner, the governance, management, or operations of our Company.

As long as the parties comply with the Settlement Agreement, HHS OIG has agreed not to exercise its discretionary authority to exclude our Company from participation in federal health care programs, thereby allowing our Company and our subsidiaries (with the single exception of ETHEX, which was filed for dissolution under state law effective December 15, 2010, pursuant to the Divestiture Agreement with HHS OIG) to continue to conduct business through all federal and state healthcare programs.

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

As a result of the foregoing actions and agreements entered into by Mr. Hermelin, the two agreements with HHS OIG and the referenced correspondence with HHS OIG, we believe we have resolved our remaining issues with respect to HHS OIG and are positioned to continue to participate in Federal healthcare programs now and in the future. However, a failure by the parties to comply with the Settlement Agreement or the Divestiture Agreement could lead to future exclusion of our Company under certain circumstances and any such exclusion would materially harm the Company and its future business and viability.

In addition, we are subject to a number of private litigation matters as more fully described in Note 16—“Commitments and Contingencies” of the Notes to the Consolidated Financial Statements included in this Report. If we do not prevail in one or more pending lawsuits, we may be required to pay a significant amount of monetary damages.

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

We have not filed with the SEC our Quarterly Reports on Form 10-Q for the quarters ended September 30, 2010 (the “September 2010 Form 10-Q”) or December 31, 2010 (the “December 2010 Form 10-Q”). We are in the process of preparing the September 2010 Form 10-Q and the December 2010 Form 10-Q. We expect to file these reports with the SEC by March 31, 2011, however, there is no assurance we will be able to do so.

Our efforts to become current with our SEC filings have required and will continue to require substantial management time and attention as well as additional accounting and legal expense. In addition, if we are unable to become current with our filings with the SEC, we may face several adverse consequences. Investors in our securities will not have information regarding the current state of our business and financial condition with which to make decisions regarding investment in our securities. When this information does become available to investors, it may result in an adverse effect on the trading price of our common stock. We will not be able to conduct any registered offerings until we are current in our SEC filings and we will not be eligible to use a “short form” registration statement on Form S-3 for a period of 12 months after the time we become current in our SEC filings. Until we are again eligible to use Form S-3, we would be required to use a registration statement on Form S-1 to register securities with the SEC or issue such securities in a private placement, which could increase the cost of raising capital. If we do not become current with our SEC filings, our securities may be delisted from the New York Stock Exchange.

We are involved in various legal proceedings and may experience unfavorable outcomes of such proceedings.

We are involved in various legal proceedings, including, but not limited to, patent infringement, product liability, breach of contract, shareholder class action lawsuits, qui tam and governmental false claims and pricing lawsuits, and proceedings relating to Medicaid reimbursements that involve claims for, or the possibility of, fines and penalties involving substantial amounts of money or other relief (see Note 16—“Commitments and Contingencies” of the Notes to the Consolidated Financial Statements included in this Report). Any adverse determination with respect to any legal proceedings or inquiries could have a material adverse effect on our business, financial position and results of operations.

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

With respect to the securities and ERISA claims and related governmental inquiries, we maintain directors’ and officers’ liability insurance that we believe should cover a portion of the defense and potential liability costs associated with these matters. Nonetheless, the insurance does not extend to all of these expenditures, and the insurance limits may be insufficient even with respect to expenditures that would otherwise be covered. Moreover, the insurance carriers have reserved their rights to contest coverage under the insurance policies on multiple grounds. The expenses associated with these matters have been substantial, and we expect that they will continue to be so. Furthermore, defense of the litigations and cooperation with ongoing governmental inquiries is expected to divert management attention from normal course business operations. An adverse outcome with respect to these matters could have a material adverse effect on our business, financial position and results of operations.

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

As described in Note 16—“Commitments and Contingencies” of the Notes to the Consolidated Financial Statements included in this Report, we are involved in various product liability claims, including both lawsuits and pre-litigation claims. Product liability claims are complex in nature and, regardless of their merits or their ultimate outcomes, are costly, divert management’s attention, may adversely affect our reputation, may reduce demand for our products and may result in significant damages. We may also become subject to claims by private parties with respect to the alleged conduct that is the subject of the plea agreement.

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

In addition to the loss of revenue, the suspension of product shipments exposes us to possible claims for certain additional costs. Pursuant to arrangements between us and certain of our customers, such customers, despite the formal discontinuation action by us of our products, may assert, and certain customers, including CVS Pharmacy, Inc. have asserted, that we should compensate such customers for any additional costs they incurred for procuring products we did not supply. The amount of such compensation is affected by the price of any replacement product and the terms of the relevant customer agreement. Following our suspension of shipments, the price of certain products increased significantly, thereby potentially increasing the amount of any such compensation. While we have recorded an estimated liability for failure to supply claims as of June 30, 2010 based on notices we received from our customers, the actual amount of liability from current and additional claims we may face, if asserted and determined to be meritorious, could be much higher and could have a material adverse effect on our liquidity position and operating results.

See Note 16—“Commitments and Contingencies” of the Notes to the Consolidated Financial Statements included in this Report for more information regarding the legal action brought against us by CVS Pharmacy, Inc.

Product recall costs had, and could continue to have, a material adverse effect on our business, financial position, results of operations and cash flows.

We have incurred significant costs and suffered economic losses as a result of the ongoing recall of our products and voluntary disposal of inventory in connection with the recall of our products (see Note 16—“Commitments and Contingencies” of the Notes to the Consolidated Financial Statements included in this Report). Also, as a result of the recall, production suspension of our products and the disposal of our existing inventory of products required under the consent decree, management established inventory reserves to cover estimated inventory losses for all work-in-process and finished goods related to drug products we manufactured, as well as raw materials for those drug products that had no potential use in products to be manufactured in the future (see Note 9—“Inventories” of the Notes to the Consolidated Financial Statements included in this Report). Management was required to make judgments about the future benefit of our raw materials. Actual reserve requirements could differ significantly from management’s estimates, which could have a significant unfavorable impact on our future gross margins.

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

The regulations regarding reporting and payment obligations with respect to Medicare and/or Medicaid reimbursement and rebates and other governmental programs are complex. We and other pharmaceutical companies are defendants in a number of suits filed by state attorneys general and have been notified of an investigation by the United States Department of Justice with respect to Medicaid reimbursement and rebates. (See Note 16—“Commitments and Contingencies” of the Notes to the Consolidated Financial Statements included in this Report) While we cannot predict the outcome of the investigation, possible remedies that the U.S. government could seek include treble damages, civil monetary penalties, debarment from contracting with the government and exclusion from the Medicare and Medicaid programs. In connection with such an investigation, the U.S. government may also seek a Corporate Integrity Agreement (administered by the Office of Inspector General of Health and Human Services) with us which could include ongoing compliance and reporting obligations. Because our processes for these calculations and the judgments involved in making these calculations involve, and will continue to involve, subjective decisions and complex methodologies, these calculations are subject to the risk of errors. In addition, they are subject to review and challenge by the applicable governmental agencies, and it is possible that such reviews could result in material changes. Further, effective October 1, 2007, the Centers for Medicaid and Medicare Services (“CMS”) adopted new rules for Average Manufacturer’s Price (“AMP”) based on the provisions of the DRA. While the matter remains subject to litigation and proposed legislation, one potential significant change as a result of the DRA is that AMP would need to be disclosed to the public. AMP was historically kept confidential by the government and participants in the Medicaid program. Disclosing AMP to competitors, customers, and the public at large could negatively affect our leverage in commercial price negotiations.

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

As described in Item 9A—“Controls and Procedures” of our 2010 Form 10-K, management determined that the following material weaknesses existed in our internal control over financial reporting. As of June 30, 2010, these material weaknesses have not been remediated. Specifically, we have determined that we had three material weaknesses in our control environment or entity-level controls and seven material weaknesses surrounding financial statement preparation and review procedures and application of accounting principles.

Management is in the process of implementing steps to remediate these material weaknesses. However, we cannot provide assurances that such remediation will be effective. See Item 4—“Controls and Procedures” included in this Report for additional information regarding our internal control over financial reporting.

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

Also, additional material weaknesses in our internal control over financial reporting may be identified in the future. Any failure to maintain or implement required new or improved controls, or any difficulties we encounter in their implementation, could result in material weaknesses, cause us to fail to timely meet our periodic reporting obligations, or result in material misstatements in our financial statements. Any such failure could also adversely affect the results of periodic management evaluations and annual auditor attestation reports regarding the effectiveness of our internal control over financial reporting required under Section 404 of the Sarbanes-Oxley Act of 2002 and the rules promulgated thereunder. In addition, solely as a result of the material weaknesses, we have determined that our disclosure controls and procedures were not effective as of June 30, 2010. If our internal control over financial reporting or disclosure controls and procedures are not effective, there may be errors in our financial statements that could require a restatement or our filings may not be timely and investors may lose confidence in our reported financial information, which could lead to a decline in our stock price.

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

In May 2003, we issued $200.0 million principal amount of 2.5% Contingent Convertible Subordinated Notes which mature in 2033 (the “Notes”). We are current in all our financial payment obligations under the indenture governing the Notes. However, a failure by us or any of our subsidiaries to pay any indebtedness or any final non-appealable judgments in excess of $750,000 constitutes an event of default under the indenture. An event of default would permit the trustee under the indenture or the holders of at least 25% of the Notes to declare all amounts owing to be immediately due and payable and exercise other remedies, which would materially adversely affect our business, financial condition and cash flows, as well as our ability to continue as a going concern. In addition, if an event of default under the indenture was to be triggered and the Notes repaid, we could recognize cancellation of indebtedness income. Such cancellation of indebtedness income would result in a tax liability to the extent not reduced by our tax attributes.

Increased indebtedness may impact our financial condition and results of operations.

At June 30, 2010 and March 31, 2010, we had $295.7 million and $297.1 million, respectively, of outstanding debt, consisting of $200.0 million principal amount of Notes, the remaining principal balance of a $43.0 million mortgage loan and the remaining amount owed on $2.0 million of installment payment agreements. As described above, the Company also has approximately $48 million outstanding under the Bridge Loan that was entered into in November 2010 and amended in January 2011 and in March 2011.

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

As previously disclosed, we implemented significant cost savings measures to mitigate the financial impact of our actions to recall all of the products we manufactured and to suspend manufacturing and shipment of our products pending compliance with the terms of the consent decree. These measures included a substantial reduction of our workforce, which commenced on February 5, 2009, and an ongoing realignment of our cost structure. We realigned and restructured the sales force for our Ther-Rx subsidiary, and our production workforce. As a result, we reduced our employee headcount from approximately 1,700 on December 31, 2008 to approximately 681 on March 31, 2010. On March 31, 2010, we implemented a plan to further reduce our employee workforce from 681 to 392. In February 2011, we announced that we would be increasing our workforce by approximately 95 employees to support the launch and marketing of Makena™.

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

Our future growth will also depend upon our ability to develop, acquire, fund and successfully launch new products in addition to Makena™.

In the near term, we are focused on meeting the requirements of the consent decree, which will allow more of our approved products to be reintroduced to the market and preparing for the introduction of Makena™ to the market. We also need to continue to develop and commercialize new brand name products and generic products utilizing our proprietary drug delivery systems to grow our business in the future. To do this we will need to identify, develop and commercialize technologically enhanced branded products and drugs that are off-patent or where we can challenge the patents and that can be produced and sold by us as generic products using our drug delivery technologies. If we are unable to identify, develop and commercialize new products, we may need to obtain licenses to additional rights to branded or generic products, assuming they would be available for licensing, which could decrease our profitability. We may not be successful in pursuing this strategy.

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

With respect to the first three ANDA submissions noted above, we have sought favorable court rulings in patent infringement actions filed against us by the sponsors of the branded products. See Note 16—“Commitments and Contingencies” of the Notes to the Consolidated Financial Statements included in this Report for more information regarding patent certifications and litigation. However, in such litigations generally, we cannot be certain of the outcome, and a decision that a relevant patent is valid and infringed likely could significantly delay our ability to market any of the drugs at issue in such lawsuits. In addition, the litigation process itself can impose significant delays and expenses. On March 1, 2010, we entered into a Settlement Agreement to settle the patent infringement actions with respect to Ritalin LA® and Focalin XR® and on April 2, 2010, we entered into a Settlement Agreement to settle the patent infringement action with respect to Metadate CD®. See Note 16—“Commitments and Contingencies” and Note 18—“Subsequent Events” of the Notes to the Consolidated Financial Statements included in this Report for more information regarding the settlement. Due to the consent decree, an approval or a tentative approval was not obtained in the required time frame for any of the Company’s Paragraph IV ANDA filings. Therefore, the 180 days Hatch-Waxman exclusivity was lost.

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

We have been sued for, and may in the future be required to defend against charges of infringement of patents, trademarks or other proprietary rights of third parties. We have been involved in defending various patent lawsuits resulting from ANDA filings by ETHEX and in an effort by a third-party company to invalidate a certain exclusively-licensed patent. See Note 16—“Commitments and Contingencies” of the Notes to the Consolidated Financial Statements included in this Report. Such defenses could require us to incur substantial expense and to divert significant effort of our technical and management personnel, and could result in our loss of rights to develop or make certain products or require us to pay monetary damages or royalties to license proprietary rights from third parties. More generally, the outcome of intellectual property litigation and disputes is uncertain and presents a risk to our business.

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

Our principal customers are wholesale drug distributors, major retail drug store chains, independent pharmacies and mail order firms. These customers comprise a significant part of the distribution network for pharmaceutical products in the U.S. This distribution network is continuing to undergo significant consolidation marked by mergers and acquisitions among wholesale distributors and the growth of large retail drug store chains. As a result, a small number of large wholesale distributors control a significant share of the market, and the number of independent drug stores and small drug store chains has decreased. We expect that consolidation of drug wholesalers and retailers will increase pricing and other competitive pressures on drug manufacturers. For the quarter ended June 30, 2010, our three largest customers, which are wholesale distributors, accounted for 35.8%, 31.4% and 11.0% of our gross sales, respectively. The loss of any of these customers could materially and adversely affect our business, financial condition, results of operations or cash flows.

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

One of the key incentives for a manufacturer of generic products to challenge the patents associated with the reference listed drug is the possibility of obtaining a 180-day period of exclusivity, during which no other generic version of the same product may be marketed. For additional information, see Item 1—“Business—(d) Narrative Description Of Business—Government Regulation—New Product Development and Approval” included in our 2010 Form 10-K.

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

We typically purchase the active pharmaceutical ingredient (i.e., the chemical compounds that produce the desired therapeutic effect in our products) and other materials and supplies that we use in our manufacturing operations, as well as certain finished products (including Evamist® and Makena™), from many different domestic and foreign suppliers.

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

The consolidated financial statements that we file with the SEC are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). The preparation of financial statements in accordance with GAAP involves making estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and the related disclosure of contingent assets and liabilities. A summary of our significant accounting practices is included as Note 2—“Summary of Significant Accounting Policies” of the Notes to the Consolidated Financial Statements included in the 2010 Form 10-K. [Critical Accounting Estimates] The most significant estimates we are required to make under GAAP include, but are not limited to, those related to revenue recognition and reductions to gross revenues, inventory valuation, intangible asset valuations, property and equipment valuations, stock-based compensation, income taxes and loss contingencies related to legal proceedings. We periodically evaluate estimates used in the preparation of the consolidated financial statements for reasonableness, including estimates provided by third parties. Appropriate adjustments to the estimates will be made prospectively, as necessary, based on such periodic evaluations. We base our estimates on, among other things, currently available information, market conditions, historical experience and various assumptions, which together form the basis of making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Although we believe that our assumptions are reasonable under the circumstances, estimates would differ if different assumptions were utilized and these estimates may prove in the future to have been inaccurate.

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

The market prices of securities of companies engaged in pharmaceutical development and marketing activities historically have been highly volatile and the market price of our common stock has significantly declined. In addition, any or all of the following may have a significant impact on the market price of our common stock, among other factors: our ability to continue as a going concern; developments with respect to Makena™ such as its market launch and future revenues; developments with respect to our compliance with the Bridge Loan; developments regarding our compliance with the consent decree and returning certain or many of our products to market, including loss of market share as a result of the suspension of shipments, and related costs; developments regarding the relevant parties’ compliance with the plea agreement, the Divestiture Agreement or the Settlement Agreement; the sale by Mr. M. Hermelin or the Hermelin family trusts of their ownership interests in the Company; developments regarding our ability to raise additional capital; our recent financing arrangements with the Lenders; developments regarding private and government litigation and governmental inquiries; our reporting of prices used by government agencies or third parties in setting reimbursement rates; the introduction by other companies of generic or competing products; the eligibility of our products for Medicaid, Medicare or other reimbursement; announcements by us or our competitors of technological innovations or new commercial products; delays in the development or approval of products; regulatory withdrawals of our products from the market; developments or disputes concerning patent or other proprietary rights; publicity regarding actual or potential medical results relating to products marketed by us or products under development; regulatory developments in both the U.S. and foreign countries; publicity regarding actual or potential acquisitions; public concern as to the safety of our drug technologies or products; financial condition and results which are different from securities analysts’ forecasts; economic and other external factors; and period-to-period fluctuations in our financial results.

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

Future sales of our common stock and instruments convertible or exchangeable into our common stock and transactions involving equity derivatives relating to our common stock, or the perception that such sales or transactions could occur, could adversely affect the market price of our common stock. This could, in turn, have an adverse effect on the trading price of the Notes resulting from, among other things, a delay in the ability of holders to convert the Notes into our Class A Common Stock.

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

Under Delaware law, our Certificate of Incorporation and By-Laws and certain indemnification agreements to which we are a party, we have an obligation to indemnify, or we have otherwise agreed to indemnify, certain of our current and former directors, officers and associates with respect to current and future inquiries, investigations and litigation (see Note 16—“Commitments and Contingencies” of the Notes to the Consolidated Financial Statements included in this Report). In connection with some of these pending matters, we are required to, or we have otherwise agreed to, advance, and have advanced, significant legal fees and related expenses to several of our current and former directors, officers and associates and expect to continue to do so while these matters are pending. Certain of these obligations may not be “covered matters” under our directors’ and officers’ liability insurance, or there may be insufficient coverage available. Further, in the event the directors, officers and associates are ultimately determined to not be entitled to indemnification, we may not be able to recover the amounts we previously advanced to them.

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

In order to maintain our listing on the New York Stock Exchange (“NYSE”), we must continue to meet the NYSE minimum share price listing rule, the minimum market capitalization rule and other continued listing criteria. If our common stock were delisted, it could (i) reduce the liquidity and market price of our common stock; (ii) negatively impact our ability to raise equity financing and access the public capital markets; and (iii) materially adversely impact our results of operations and financial condition. At certain points during calendar year 2010, the price and 30-day average price of our Class A common stock and Class B common stock failed to satisfy the quantitative listing standards of the NYSE. Even though the price and 30-day average price of our Class A Common Stock and Class B Common Stock have again begun satisfying the quantitative listing standards of the NYSE, including with respect to minimum share price and public float, we can provide no assurance that they will remain at such levels.

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchase of Equity Securities by the Company

The following table provides information about purchases we made of our common stock during the quarter ended June 30, 2010:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs
April 1–30, 2010	31	$20.81	—	—
May 1–31, 2010	4,001	10.21	—	—
June 1–30, 2010	251	8.22	—	—

Total	4,283	$10.17	—	—

Shares were purchased from employees upon their termination pursuant to the terms of our stock option plan.

Item 6.	EXHIBITS

2.1	Asset Purchase Agreement dated as of June 2, 2010 by and among Particle Dynamics International, LLC, Particle Dynamics, Inc., Drug Tech Corporation and KV Pharmaceutical Company, incorporated herein by reference to Exhibit 2.1 filed with our Current Report on Form 8-K, filed June 8, 2010

3.1	Certificate of Incorporation, as amended through September 5, 2008, incorporated herein by reference to Exhibit 3.1 filed with our Annual Report on Form 10-K for the fiscal year ended March 31, 2009, filed March 25, 2010.

3.2	By-Laws, as amended through December 29, 2009, incorporated herein by reference to Exhibit 3.2 filed with our Current Report on Form 8-K, filed January 4, 2010.

10.1	Waiver to Credit Agreement, dated as of February 9, 2011, by and among the Company, U.S. Healthcare I, L.L.C. and U.S. Healthcare II, L.L.C.*

10.2	Stock Warrant Purchase Agreement, dated as of February 10, 2011, by and among the Company, U.S. Healthcare I, L.L.C. and U.S. Healthcare II, L.L.C.*

10.3	Restated Stock Purchase Warrant No. W-1 dated November 17, 2010, to purchase up to 9,900,000 shares of the Company’s Class A Common Stock issued to U.S. Healthcare I, L.L.C. and U.S. Healthcare II, L.L.C.*

10.4	Restated Stock Purchase Warrant No. W-2 dated November 30, 2010, to purchase up to 2,687,511 shares of the Company’s Class A Common Stock issued to U.S. Healthcare I, L.L.C. and U.S. Healthcare II, L.L.C.*

10.5	Stock Purchase Warrant No. W-3 dated March 2, 2011, to purchase up to 7,450,899 shares of the Company’s Class A Common Stock issued to U.S. Healthcare I, L.L.C. and U.S. Healthcare II, L.L.C.*

10.6	Amendment No. 2 to Credit Agreement, dated as of March 2, 2011, by and among the Company, U.S. Healthcare I, L.L.C. and U.S. Healthcare II, L.L.C.*

10.7	Second Amended and Restated Registration Rights Agreement, dated as of March 2, 2011, by and among the Company, U.S. Healthcare I, L.L.C. and U.S. Healthcare II, L.L.C.*

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

K-V PHARMACEUTICAL COMPANY

Date: March 10, 2011

	By:	/s/ Gregory J. Divis
Gregory J. Divis President and Chief Executive Officer (Principal Executive Officer)

Date: March 10, 2011

	By:	/s/ Thomas S. McHugh
Thomas S. McHugh Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description

2.1	Asset Purchase Agreement dated as of June 2, 2010 by and among Particle Dynamics International, LLC, Particle Dynamics, Inc., Drug Tech Corporation and KV Pharmaceutical Company, incorporated herein by reference to Exhibit 2.1 filed with our Current Report on Form 8-K, filed June 8, 2010.

3.1	Certificate of Incorporation, as amended through September 5, 2008, incorporated herein by reference to Exhibit 3.1 filed with our Annual Report on Form 10-K for the fiscal year ended March 31, 2009, filed March 25, 2010.

3.2	By-Laws, as amended through December 29, 2009, incorporated herein by reference to Exhibit 3.2 filed with our Current Report on Form 8-K, filed January 4, 2010.

10.1	Waiver to Credit Agreement, dated as of February 9, 2011, by and among the Company, U.S. Healthcare I, L.L.C. and U.S. Healthcare II, L.L.C.*

10.2	Stock Warrant Purchase Agreement, dated as of February 10, 2011, by and among the Company, U.S. Healthcare I, L.L.C. and U.S. Healthcare II, L.L.C.*

10.3	Restated Stock Purchase Warrant No. W-1 dated November 17, 2010, to purchase up to 9,900,000 shares of the Company’s Class A Common Stock issued to U.S. Healthcare I, L.L.C. and U.S. Healthcare II, L.L.C.*

10.4	Restated Stock Purchase Warrant No. W-2 dated November 30, 2010, to purchase up to 2,687,511 shares of the Company’s Class A Common Stock issued to U.S. Healthcare I, L.L.C. and U.S. Healthcare II, L.L.C.*

10.5	Stock Purchase Warrant No. W-3 dated March 2, 2011, to purchase up to 7,450,899 shares of the Company’s Class A Common Stock issued to U.S. Healthcare I, L.L.C. and U.S. Healthcare II, L.L.C.*

10.6	Amendment No. 2 to Credit Agreement, dated as of March 2, 2011, by and among the Company, U.S. Healthcare I, L.L.C. and U.S. Healthcare II, L.L.C.*

10.7	Second Amended and Restated Registration Rights Agreement, dated as of March 2, 2011, by and among the Company, U.S. Healthcare I, L.L.C. and U.S. Healthcare II, L.L.C.*

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*	Filed herewith