Form 10-Q
period 2010-09-30
KV PHARMACEUTICAL CO /DE/
filed 2011-03-22
CIK 57055

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

EXPLANATORY NOTE

This Quarterly Report on Form 10-Q (this “Report”) for the fiscal quarter ended September 30, 2010 was delayed due to the time required to complete the filings of our other delayed reports required to be filed with the Securities and Exchange Commission (“SEC”), including our Quarterly Reports on Form 10-Q for the quarters ended September 30, 2009 and December 31, 2009, both of which were filed on June 10, 2010, our Annual Report on Form 10-K for the fiscal year ended March 31, 2010, which was filed on December 27, 2010 (the “2010 Form 10-K”) and our Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, which was filed on March 10, 2011.

Information outside of the unaudited financial statements provided herein for periods after September 30, 2010 is preliminary. As such, this information is not final or complete, and remains subject to change, possibly materially.

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

(2)

the impact of competitive, commercial, payor, governmental, physician, patient, public or political responses and reactions, and responses and reactions by medical professional associations and advocacy groups, to the Company’s sales, marketing, product pricing, product access and strategic efforts with respect to Makena™ and its other products, including introduction or potential introduction of generic or competing products, or competition from unapproved therapies or compounded drugs, against products sold by the Company and its subsidiaries, including Makena™, and including competitive or responsive pricing changes;

(3)	the possibility of not obtaining FDA approvals or delay in obtaining FDA approvals;

(4)	new product development and launch, including the possibility that any product launch may be delayed or unsuccessful, including with respect to Makena™;

(5)

acceptance of and demand for the Company’s new pharmaceutical products, including Makena™, and for our current products upon their return to the marketplace, as well as the number of preterm births for which Makena™ may be prescribed and its safety profile and side effects profile and acceptance of the degree of patient access to, and pricing for, Makena™;

(6)	the possibility that any period of exclusivity may not be realized, including with respect to Makena™, a designated Orphan Drug;

(7)

the satisfaction or waiver of the terms and conditions for the continued ownership of the full U.S. and worldwide rights to Makena™ set forth in the previously disclosed Makena™ acquisition agreement, as amended;

(8)	the consent decree between the Company and the U.S. Food and Drug Administration (“FDA”) and the Company’s suspension of the production and shipment of all of the products that it manufactures (other than the Potassium Chloride ER Capsule products that are the subject of the FDA letter received September 8, 2010 allowing the return of those products to the marketplace) and the related nationwide recall affecting all of the other products that it manufactures, as well as the related material adverse effect on its revenue, assets and liquidity and capital resources, as more fully described in Item—2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Discontinuation of Manufacturing and Distribution; Product Recalls; and the FDA Consent Decree” in this Report;

(9)	the two agreements between the Company and the Office of Inspector General of the U.S. Department of Health and Human Services (“HHS OIG”) pertaining to the exclusion of our former chief executive officer from participation in federal healthcare programs and pertaining to the dissolution of our ETHEX subsidiary, in order to resolve the risk of potential exclusion of our Company, as more fully described in Note 1—“Description of Business—Changes in Management” in the Notes to the Consolidated Financial Statements included in Part I of this Report;

(10)	the plea agreement between the Company and the U.S. Department of Justice and the Company’s obligations therewith, as well as the related material adverse effect, if any, on its revenue, assets and liquidity and capital resources, as more fully described in Note 1—“Description of Business—Plea Agreement with the U.S. Department of Justice” in the Notes to the Consolidated Financial Statements included in Part I of this Report;

(11)	changes in the current and future business environment, including interest rates and capital and consumer spending;

(12)	the availability of raw materials and/or products, including Makena™, manufactured for the Company under contract manufacturing agreements with third parties;

(13)	the regulatory environment, including regulatory agency and judicial actions and changes in applicable laws or regulations, including the risk of obtaining necessary state licenses in a timely manner;

(14)	fluctuations in revenues;

(15)	the difficulty of predicting the pattern of inventory movements by the Company’s customers;

(16)	risks that the Company may not ultimately prevail in litigation, including product liability lawsuits and challenges to its intellectual property rights by actual or potential competitors or to its ability to market generic products due to brand company patents and challenges to other companies’ introduction or potential introduction of generic or competing products by third parties against products sold by the Company or its subsidiaries including without limitation the litigation and claims referred to in Note 16—“Commitments and Contingencies” of the Notes to the Consolidated Financial Statements in Part I of this Report, and that any adverse judgments or settlements of such litigation, including product liability lawsuits, may be material to the Company;

(17)	the possibility that our current estimates of the financial effect of certain announced product recalls could prove to be incorrect;

(18)	whether any product recalls or product introductions result in litigation, agency action or material damages;

(19)	failure to supply claims by certain of the Company’s customers, including CVS Pharmacy, Inc. and Caremark CVS Corporation, that, despite the formal discontinuation action by the Company of its products, the Company should compensate such customers for any additional costs they allegedly incurred for procuring products the Company did not supply;

(20)	the series of putative class action lawsuits alleging violations of the federal securities laws by the Company and certain individuals, as more fully described in Note 16—“Commitments and Contingencies—Litigation and Governmental Inquiries” of the Notes to the Consolidated Financial Statements in Part I of this Report;

(21)	the possibility that insurance proceeds are insufficient to cover potential losses that may arise from litigation, including with respect to product liability or securities litigation;

(22)	the informal inquiries initiated by the SEC and any related or additional government investigation or enforcement proceedings as more fully described in Note 16—“Commitments and Contingencies—Litigation and Governmental Inquiries” of the Notes to the Consolidated Financial Statements in Part I of this Report;

(23)	the possibility that the pending investigation by the Office of Inspector General of the Department of Health and Human Services into potential false claims under the Title 42 of the U.S. Code as more fully described in Note 16—“Commitments and Contingencies—Litigation and Governmental Inquiries” of the Notes to the Consolidated Financial Statements in Part I of this Report could result in significant civil fines or penalties, including exclusion from participation in federal healthcare programs such as Medicare and Medicaid;

(24)	delays in returning, or failure to return, certain or many of the Company’s approved products to market, including loss of market share as a result of the suspension of shipments, and related costs;

(25)	the ability to sell or license certain assets, and the purchase prices, milestones, terms and conditions of such transactions;

(26)	the possibility that default on one type or class of the Company’s indebtedness could result in cross default under, and the acceleration of, its other indebtedness;

(27)	the risks that present or future changes in the Board of Directors or management may lead to an acceleration of the Company’s bonds or to adverse actions by government agencies or our auditors;

(28)	the risk that even though the price and 30-day average price of the Company’s Class A Common Stock and Class B Common Stock currently satisfy the quantitative listing standards of the New York Stock Exchange, including with respect to minimum share price and public float, the Company can provide no assurance that they will remain at such levels thereafter;

(29)	compliance with debt covenants; and

(30)	the risks detailed from time-to-time in the Company’s filings with the SEC.

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

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

K-V PHARMACEUTICAL COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited; dollars and number of shares in thousands, except per share data)

	Three Months Ended September 30,		Six Months Ended September 30,
	2010	2009	2010	2009
Net revenues	$3,307	$3,252	$6,683	$9,547
Cost of sales	8,827	15,172	18,935	28,797

Gross loss	(5,520)	(11,920)	(12,252)	(19,250)

Operating expenses:
Research and development	5,714	6,545	12,763	17,454
Selling and administrative	22,755	33,623	50,122	67,912
Loss (gain) on sale of assets	62	—	(10,938)	—
Litigation and governmental inquiries	66	4,243	8,653	4,853

Total operating expenses	28,597	44,411	60,600	90,219

Operating loss	(34,117)	(56,331)	(72,852)	(109,469)

Other expense:
Interest, net and other	2,006	1,721	4,401	2,526

Total other expense, net	2,006	1,721	4,401	2,526

Loss from continuing operations before income taxes	(36,123)	(58,052)	(77,253)	(111,995)
Income tax provision (benefit)	628	(1,318)	(51)	351

Loss from continuing operations	(36,751)	(56,734)	(77,202)	(112,346)
Net income from discontinued operations (net taxes of $1,295, $ 1,563, $1,283 and $1,946)	2,233	2,696	2,211	3,357
Gain on sale of discontinued operations (net taxes of $-, $-, $3,405 and $-)	—	—	5,874	—

Net loss	$(34,518)	$(54,038)	$(69,117)	$(108,989)

Loss per share - basic and diluted - Class A and B common
Net loss from continuing operations per share	$(0.74)	$(1.14)	$(1.55)	$(2.26)
Net income from discontinued operations per share	0.05	0.05	0.05	0.07
Gain on sale of discontinued operations per share	—	—	0.12	—

Net loss per share	$(0.69)	$(1.09)	$(1.38)	$(2.19)

Weighted average shares used in per share calculation:
Basic shares outstanding - Class A common	37,795	37,797	37,795	37,800
Basic and diluted shares outstanding - Class B common	12,116	11,982	12,182	12,045
Diluted shares outstanding - Class A common	49,911	49,779	49,977	49,845

See Accompanying Notes to Consolidated Financial Statements (unaudited).

K-V PHARMACEUTICAL COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share and per share data)

	September 30,	March 31,
	2010	2010
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$25,662	$60,693
Receivables, net	1,996	1,255
Inventories, net	4,167	5,484
Other current assets	15,464	16,965
Current assets held for sale	—	7,316

Total Current Assets	47,289	91,713
Property and equipment, less accumulated depreciation	112,755	122,910
Investment securities	64,108	65,865
Intangible assets, net	51,001	53,661
Other assets	19,056	17,120
Non-current assets held for sale	—	7,288

Total Assets	$294,209	$358,557

LIABILITIES
Current Liabilities:
Accounts payable	$26,626	$39,000
Accrued liabilities	56,845	68,790
Current maturities of long-term debt	83,050	63,926
Current liabilities associated with assets held for sale	—	1,078

Total Current Liabilities	166,521	172,794
Long-term debt	231,828	233,174
Other long-term liabilities	50,541	47,609
Deferred tax liability	51,861	44,074

Total Liabilities	500,751	497,651

Commitments and Contingencies (see Note 16)
SHAREHOLDERS’ DEFICIT
7% cumulative convertible Preferred Stock, $.01 par value; $25.00 stated and liquidation value; 840,000 shares authorized; issued and outstanding — 40,000 shares at both September 30, 2010 and March 31, 2010 (convertible into Class A shares on a 8.4375-to-one basis)	—	—
Class A and Class B Common Stock, $.01 par value; 150,000,000 and 75,000,000 shares authorized, respectively;
Class A – issued 41,157,609; outstanding 37,746,850 and 37,736,660 at September 30, 2010 and March 31, 2010, respectively	411	411
Class B – issued 12,206,857; outstanding 12,112,285 at both September 30, 2010 and March 31, 2010 (convertible into Class A shares on a one-for-one basis)	122	122
Additional paid-in capital	172,278	170,022
Retained deficit	(323,062)	(253,910)
Accumulated other comprehensive income	1,115	1,622
Less: Treasury stock, 3,408,830 shares of Class A and 94,572 shares of Class B Common Stock at September 30, 2010, and 3,404,366 shares of Class A and 94,572 shares of Class B Common Stock at March 31, 2010, at cost	(57,406)	(57,361)

Total Shareholders’ Deficit	(206,542)	(139,094)

Total Liabilities and Shareholders’ Deficit	$294,209	$358,557

See Accompanying Notes to Consolidated Financial Statements (unaudited).

K-V PHARMACEUTICAL COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited; dollars in thousands)

	Six Months Ended September 30,
	2010	2009
Operating Activities:
Net loss	$(69,117)	$(108,989)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	9,161	15,965
(Gain) Loss from sale of assets, net	(20,217)	799
Impairment of intangible assets	1,861	—
Involuntary conversion gain in discontinued operations	(3,528)	(4,300)
Deferred income tax provision	4,656	3,814
Stock-based compensation	2,078	2,330
Changes in operating assets and liabilities:
Receivables, net	375	20,339
Inventories, net	1,053	1,282
Income taxes	1,411	80,289
Accounts payable and accrued liabilities	(22,330)	(64,979)
Deferred gain on sale	—	14,000
Other assets and liabilities, net	2,930	5,638

Net cash used in operating activities	(91,667)	(33,812)

Investing Activities:
Purchase of property and equipment	(320)	(9,702)
Disposal of property and equipment	756	703
Proceeds from sale of business/assets, net of fees	34,749	4,300
Insurance proceeds	3,528	—
Proceeds from sale of marketable securities	226	250

Net cash provided by (used in) investing activities	38,939	(4,449)

Financing Activities:
Payments on debt, net	(1,247)	(1,307)
Borrowings on debt	20,050	—
Redemption of collateralized obligation	(1,025)	—
Dividends paid on preferred stock	(35)	(35)
Purchase of common stock for treasury	(45)	(310)
Excess tax benefits associated with stock options	—	—
Cash deposits received for stock options	—	2

Net cash provided by (used in) financing activities	17,698	(1,650)

Decrease in cash and cash equivalents	(35,030)	(39,911)
Effect of foreign exchange rate changes on cash	(1)	286
Cash and cash equivalents:
Beginning of year	60,693	75,730
Cash balances of assets held for sale	—	(1)

End of period	$25,662	$36,104

Supplemental Information:
Interest paid	$3,682	$3,665
Income taxes paid	55	344
Stock options exercised (at expiration of two-year forfeiture period)	178	502

See Accompanying Notes to Consolidated Financial Statements (unaudited).

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollars and shares in thousands, except per share data)

1.	Description of Business

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

Significant Developments

During fiscal year 2009, the Company announced six separate voluntary recalls of certain tablet form generic products as a precaution due to the potential existence of oversized tablets. In December 2008, the U.S. Food and Drug Administration (“FDA”) began an inspection of the Company’s facilities. The Company suspended shipments of all approved tablet-form products in December 2008 and of all other drug products in January 2009. Also, in January 2009, the Company initiated a nationwide voluntary recall affecting most of its products. On March 2, 2009, the Company entered into a consent decree with the FDA regarding its drug manufacturing and distribution. The consent decree was entered by the U.S. District Court, Eastern District of Missouri, Eastern Division on March 6, 2009. As part of the consent decree, the Company agreed not to directly or indirectly do or cause the manufacture, processing, packing, labeling, holding, introduction or delivery for introduction into interstate commerce at or from any of its facilities of any drug, until the Company has satisfied certain requirements designed to demonstrate compliance with the FDA’s current good manufacturing practice (“cGMP”) regulations. The consent decree provides for a series of measures that, when satisfied, will permit the Company to resume the manufacture and distribution of approved drug products. The Company has also agreed not to distribute its products that are not FDA approved, including its prenatal vitamins and hematinic products, unless it obtains FDA approval for such products through the FDA’s New Drug Application (“NDA”) and Abbreviated New Drug Application (“ANDA”) processes. These actions and the requirements under the consent decree have had, and are expected to continue to have, a material adverse effect on the Company’s liquidity position and its results of operations. The Company does not expect to generate any significant revenues until it resumes shipping more of its approved products or until and unless the Company begins to generate significant revenues from the sale of Makena™ (see Note 3 —“Going Concern and Liquidity Considerations”). In September 2010, the FDA approved the reopening of the Company’s manufacturing with respect to its first product, which commenced sales in that month. Additional products are in the process of being brought back to market.

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

On November 10, 2010, Marc S. Hermelin voluntarily resigned as a member of the Board. We had been advised that the Office of Inspector General of the U.S. Department of Health and Human Services (“HHS OIG”) notified Mr. Hermelin that he would be excluded from participating in federal healthcare programs effective November 18, 2010. In an effort to avoid adverse consequences to our Company, including a potential discretionary exclusion of our Company from participation in federal healthcare programs, and to enable our Company to secure our expanded financial agreement, as more fully described in Note 18 – “Subsequent Events” with U.S. Healthcare I, L.L.C. and U.S. Healthcare II, L.L.C. (together, the “Lenders”), the Company, HHS OIG, Mr. Hermelin and his wife (solely with respect to her obligations thereunder, including as joint owner with Mr. Hermelin of certain shares of Company stock) entered into a settlement agreement (the “Settlement Agreement”) under which Mr. Hermelin also resigned as trustee of all family trusts that hold KV stock, agreed to divest his personal ownership interests in our Company’s Class A Common and Class B Common Stock (approximately 1.8 million shares, including shares held jointly with his wife) over an agreed upon period of time in accordance with a divestiture plan and schedule approved by HHS OIG, and agreed to refrain from voting stock under his personal control. In order to implement such agreement, Mr. Hermelin and his wife granted to an independent third party immediate irrevocable proxies and powers of attorney to divest their personal stock interests in the Company if Mr. Hermelin does not timely do so. The Settlement Agreement also required Mr. Hermelin to agree, for the duration of his exclusion, not to seek to influence or be involved with, in any manner, the governance, management, or operations of our Company.

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

In connection with the anticipated exclusion of ETHEX from participation in federal healthcare programs, we ceased the operations of ETHEX on March 2, 2010. However, we have retained the ability to manufacture, market and distribute (once the requirements under the consent decree have been met) all generic products and are in possession of all intellectual property related to generic products, including all NDAs and ANDAs pertaining to our brand and generic drug products. We currently do not anticipate that the voluntary guilty plea by ETHEX will have a material adverse effect on our efforts to comply with the requirements pursuant to the consent decree and to resume production and shipments of our approved products.

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

Refer also to Note 18 —“Subsequent Events” for discussion of other recent events and developments.

2.	Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X and, accordingly, do not include all information and footnotes required by U.S. GAAP for complete financial statements. For further information, refer to the notes to consolidated financial statements included in the Annual Report on Form 10-K for the fiscal year ended March 31, 2010. The interim consolidated financial statements and accompanying notes should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s 2010 Form 10-K. The balance sheet information as of March 31, 2010 has been derived from the Company’s audited consolidated balance sheet as of that date. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included in these consolidated financial statements. Operating results for the three and six months ended September 30, 2010 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2011.

Reclassification

Certain reclassifications of prior year amounts have been made to conform to the current year presentation.

PDI

We sold PDI on June 2, 2010. The Company identified the assets and liabilities of PDI as held for sale in the Company’s consolidated balance sheet at March 31, 2010 and has segregated PDI’s operating results separately for the three and six months ended September 30, 2010 and 2009. See Note 15 – “Divestitures” for information regarding the sale of PDI.

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

Based on the events described in Note 18 – “Subsequent Events”, the Company has determined that a triggering event occurred in the fourth quarter of fiscal year 2011 giving rise to the need to assess the recoverability of its long-lived assets. Depending upon which and when, if any, of the strategic and operating alternatives are implemented, the Company believes that future undiscounted cash flows may not be sufficient to support the carrying value of certain of its long-lived assets and this could result in material non-cash charges for impairment of inventory, property and equipment, intangible and other long-lived assets in the quarter and year ending March 31, 2011. Cash flow projections require a significant level of judgment and estimation in order to determine a number of interdependent variables and assumptions such as probability, timing, pricing and various cost factors. Cash flow projections are highly sensitive to changes in these variables and assumptions. Until the Company is able to determine and assess these variables, it cannot assess the level or range of impairment that may be incurred. Additionally, our recently amended loan agreement requires that we dispose of our generics business by August 31, 2011. Until we are able to determine the value of the assets associated with this business, we are unable to determine whether proceeds upon disposition will be comparable to the current carrying value of the business segment. The result of these determinations will form the basis for management’s assumptions regarding the ultimate use and/or potential disposition of assets. Assumptions necessary to establish the fair value of long-lived assets will be derived from the outcome of these decisions, which we expect will be determined within approximately the next three months from the date of this filing. At that time management will have the necessary information to prepare its recoverability analysis. As of September 30, 2010, the carrying values of the Company’s inventory; property and equipment, net; and intangible assets, net were $4,167, $112,755 and $51,001, respectively.

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

The assessment of the Company’s ability to continue as a going concern was made by management considering, among other factors: (i) the timing and number of approved products that will be introduced or reintroduced to the market and the related costs; (ii) the suspension of shipment of all products manufactured by the Company and the requirements under the consent decree with the FDA; (iii) the possibility that the Company may need to obtain additional capital despite the senior secured loan that it was able to obtain in March 2011 (see Note 18- “Subsequent Events”) (iv) the potential outcome with respect to the governmental inquiries, litigation or other matters described in Note 16—“Commitments and Contingencies”; and (v) the Company’s ability to comply with debt covenants. The Company’s assessment was further affected by the Company’s fiscal year 2010 net loss of $283,612, its net loss for the six months ended September 30, 2010 of $69,117 and the outstanding balance of cash and cash equivalents of $25,662 and $60,693 as of September 30, 2010 and March 31, 2010, respectively. For periods subsequent to September 30, 2010, the Company expects losses to continue because the Company is unable to generate any significant revenues from more of its own manufactured products until the Company is able to resume shipping more of its approved products and until after the Company is able to generate significant sales of Makena™ (17-alphahydroxyprogesterone caproate) which was approved by the FDA in February 2011. The Company received notification from the FDA on September 8, 2010 of approval to ship into the marketplace the first product approved under the consent decree, i.e., Potassium Chloride ER Capsule. The Company resumed shipment of extended-release potassium chloride capsule, Micro-K® 10mEq and Micro-K® 8mEq, in September 2010 and resumed shipments of its generic version, Potassium Chloride ER Capsule, in December 2010. The Company is continuing to prepare other products for FDA inspection and does not expect to resume shipping other products until fiscal 2012. In addition, the Company must meet ongoing operating costs as well as costs related to the steps the Company is currently taking to prepare for introducing or reintroducing its approved products to the market. If the Company is not able to obtain the FDA’s clearance to resume manufacturing and distribution of more of its approved products in a timely manner and at a reasonable cost, or if revenues from its sale of approved products introduced or reintroduced into the market place prove to be insufficient, the Company’s financial position, results of operations, cash flows and liquidity will continue to be materially adversely affected. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

Based on current financial projections, management believes the continuation of the Company as a going concern is primarily dependent on its ability to address, among other factors: (i) the successful launch and product sales of Makena™, which was approved by the FDA in February 2011; (ii) the timing, number and revenue generation of approved products that will be introduced or reintroduced to the market and the related costs; (iii) the suspension of shipment of all products manufactured by the Company and the requirements under the consent decree with the FDA (other than the Potassium Chloride ER Capsule product, including Micro-K® 10mEq and Micro-K® 8mEq, products that are the subject of the FDA notification letter previously discussed); (iv) the possibility that the Company will need to obtain additional capital (see Note 18- “Subsequent Events” for updates); (v) the potential outcome with respect to the governmental inquiries, litigation or other matters described in Note 16—“Commitments and Contingencies”; and (vi) its compliance with its debt covenants. While the Company addresses these matters, it must continue to meet expected near-term obligations, including normal course operating cash requirements and costs associated with introducing and reintroducing approved products to the market (such as costs related to its employees, facilities and FDA compliance), remaining payments associated with the acquisition and retention of its rights to Makena™ (see Note 5—“Acquisitions”), the financial obligations pursuant to the plea agreement with the Department of Justice, costs associated with legal counsel and consultant fees, as well as the significant costs, such as legal and consulting fees, associated with the steps taken by the Company in connection with the consent decree and the litigation and governmental inquiries. If the Company is not able to obtain the FDA’s clearance to resume manufacturing and distribution of certain or many of its approved products in a timely manner and at a reasonable cost and/or if the Company is unable to successfully launch and commercialize Makena™ and/or if the Company experiences adverse outcomes with respect to any of the governmental inquiries or litigation described in Note 16—“Commitments and Contingencies”, its financial position, results of operations, cash flows and liquidity will continue to be materially adversely affected.

In the near term, the Company is focused on the following: (i) continuing the commercial launch of Makena™; (ii) meeting the requirements of the consent decree, which will allow its approved products to be reintroduced to the market (other than the Potassium Chloride ER Capsule product, including Micro-K® 10mEq and Micro-K® 8mEq, products that are the subject of the FDA notification letter previously discussed); (iii) evaluating strategic alternatives with respect to Nesher and other assets; and (iv) pursuing various means to minimize operating costs and increase cash. Since September 30, 2010, the Company has generated non-recurring cash proceeds to support its on-going operating and compliance requirements from the agreement with U.S. Healthcare I, L.L.C. and U.S. Healthcare II, L.L.C. for a $60,000 loan in November 2010, a $32,300 private placement of Class A Common Stock in February 2011 and a $225,000 private debt placement (see Note 18—“Subsequent Events”) in March 2011 (a portion of which was used to repay all existing obligations under the agreement with U.S. Healthcare I, L.L.C. and U.S. Healthcare II, L.L.C.). While these cash proceeds are expected to be sufficient to meet near term cash requirements, the Company is pursuing ongoing efforts to increase cash, including, but not limited to the continued implementation of cost savings, exploration of strategic alternatives with respect to Nesher and the assets and operations of the Company’s generic products business and other assets and the return of certain of the Company’s approved products to market in a timely manner (other than the Potassium Chloride ER Capsule, including Micro-K® 10mEq and Micro-K® 8mEq, products that are the subject of the FDA notification letter previously discussed). The Company cannot provide assurance that it will be able to realize the cost reductions it anticipates from reducing its operations or its employee base, that some or many of its approved products can be returned to the market in a timely manner or at all, that its higher profit approved products will return to the market in the near term or that the Company can obtain additional cash through asset sales, a successful commercial launch of Makena™ or other means. If the Company is unsuccessful in its efforts to introduce or return its products to market, or if needed to sell assets and raise additional capital in the near term, the Company will be required to further reduce its operations, including further reductions of its employee base, or the Company may be required to cease certain or all of its operations in order to offset the lack of available funding.

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

There have been no new recent accounting pronouncements or changes in accounting pronouncements for the six months ended September 30, 2010 as compared to the recent accounting pronouncements described in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2010. The Company has adopted or will adopt, as applicable, accounting pronouncements that are effective for fiscal year 2011.

5.	Acquisitions

On January 16, 2008, the Company entered into an Asset Purchase Agreement (the “Original Agreement”) with Cytyc Prenatal Products Corp. and Hologic, Inc. (Cytyc Prenatal Products Corp. and Hologic, Inc. are referred to collectively as “Hologic”). On January 8, 2010, the Company and Hologic entered into an Amendment (“Amendment No. 1”) to the Original Agreement, which, among other things, included a $70,000 cash payment for the exclusive rights to Makena™, which was recorded as purchased in-process research and development expense on the statement of operations for the year ended March 31, 2010. On February 4, 2011, the Company entered into a second amendment (“Amendment No. 2”) to the Original Agreement. The amendments set forth in Amendment No. 2 reduced the payment to be made on the fifth business day following the day on which Hologic gave the Company notice that the FDA has approved Makena™ (the “Transfer Date”) to $12,500 and revised the schedule for making the remaining payments of $107,500. Under these revised payment provisions, after the $12,500 payment on the Transfer Date and a subsequent $12,500 payment twelve months after the date that the FDA approves Makena™ (the “Approval Date”), the Company has the right to elect between the two alternate payment schedules for the remaining payments, with royalties of 5% of the net sales of Makena™ payable for certain periods and under different circumstances, depending on when the Company elects to make the remaining payments. The Company may make any of the payments on or before their due dates, and the date on which the Company makes the final payment contemplated by the selected payment schedule will be the final payment date, after which royalties, if any, will cease to accrue. Pursuant to the Indenture governing the 2011 Notes, the Company agreed to make certain elections with respect to the payment schedules and agreed to certain other restrictions on its ability to amend the payment schedules. See Note 18—“Subsequent Events” for further description and timing of payments of the Amendment No. 2.

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

The following tables set forth the computation of basic loss per share for the three and six months ended September 30, 2010 and 2009:

	Three Months Ended September 30,
	2010		2009
	Class A	Class B	Class A	Class B
Basic loss per share:
Numerator:
Allocation of undistributed loss from continuing operations	$(27,843)	$(8,926)	$(43,092)	$(13,660)
Allocation of undistributed earnings from discontinued operations	1,691	542	2,047	649

Allocation of undistributed loss	$(26,152)	$(8,384)	$(41,045)	$(13,011)

Denominator:
Weighted average shares outstanding	37,795	12,116	37,797	11,982
Less - weighted average unvested common shares subject to repurchase	—	—	—	—

Number of shares used in per share computations	37,795	12,116	37,797	11,982

Basic loss per share from continuing operations	$(0.74)	$(0.74)	$(1.14)	$(1.14)
Basic earnings per share from discontinued operations	0.05	0.05	0.05	0.05

Basic loss per share	$(0.69)	$(0.69)	$(1.09)	$(1.09)

	Six Months Ended September 30,
	2010		2009
	Class A	Class B	Class A	Class B
Basic loss per share:
Numerator:
Allocation of undistributed loss from continuing operations	$(58,410)	$(18,827)	$(85,224)	$(27,157)
Allocation of undistributed (loss) earnings from discontinued operations	1,672	539	2,546	811
Allocation of undistributed gain from sale of discontinued operations	4,442	1,432	—	—

Allocation of undistributed loss	$(52,296)	$(16,856)	$(82,678)	$(26,346)

Denominator:
Weighted average shares outstanding	37,795	12,182	37,800	12,048
Less - weighted average unvested common shares subject to repurchase	—	—	—	(3)

Number of shares used in per share computations	37,795	12,182	37,800	12,045

Basic loss per share from continuing operations	$(1.55)	$(1.55)	$(2.26)	$(2.26)
Basic earnings per share from discontinued operations	0.05	0.05	0.07	0.07
Basic earnings per share from gain on sale of discontinued operations	0.12	0.12	—	—

Basic loss per share	$(1.38)	$(1.38)	$(2.19)	$(2.19)

The following table sets forth the computation of diluted loss per share for the three and six months ended September 30, 2010 and 2009:

	Three Months Ended September 30,
	2010		2009
	Class A	Class B	Class A	Class B
Diluted loss per share:
Numerator:
Allocation of undistributed loss from continuing operations	$(27,843)	$(8,926)	$(43,092)	$(13,660)
Reallocation of undistributed loss from continuing operations as a result of conversion of Class B to Class A shares	(8,926)	—	(13,660)	—

Allocation of undistributed loss from continuing operations for diluted computation	(36,769)	(8,926)	(56,752)	(13,660)

Allocation of undistributed earnings from discontinued operations	1,691	542	2,047	649
Reallocation of undistributed earnings from discontinued operations as a result of conversion of Class B to Class A shares	542	—	649	—

Allocation of undistributed earnings from discontinued operations for diluted computation	2,233	542	2,696	649

Allocation of undistributed loss	$(34,536)	$(8,384)	$(54,056)	$(13,011)

Denominator:
Number of shares used in basic computation	37,795	12,116	37,797	11,982
Weighted average effect of dilutive securities:
Conversion of Class B to Class A shares	12,116	—	11,982	—

Number of shares used in per share computations	49,911	12,116	49,779	11,982

Diluted loss per share from continuing operations	$(0.74)	$(0.74)	$(1.14)	$(1.14)
Diluted earnings per share from discontinued operations	0.05	0.05	0.05	0.05

Diluted loss per share (1) (2)	$(0.69)	$(0.69)	$(1.09)	$(1.09)

(1)	For the three months ended September 30, 2010, there were stock options to purchase 776 shares (excluding 2,139 out of the money shares) of Class A Common Stock, 104 out of the money shares of Class B Common Stock, preferred shares convertible into 338 shares of Class A Common Stock, and $200,000 principal amount of convertible notes convertible into 8,692 shares of Class A Common Stock that were excluded from the computation of diluted loss and diluted loss from continuing operations per share because their effect would have been anti-dilutive.
(2)	For the three months ended September 30, 2009, there were stock options to purchase 462 shares (excluding 3,572 out of the money shares) of Class A Common Stock, 45 out of the money shares of Class B Common Stock, preferred shares convertible into 338 shares of Class A Common Stock, and $200,000 principal amount of convertible notes convertible into 8,692 shares of Class A Common Stock that were excluded from the computation of diluted loss per share because their effect would have been anti-dilutive.

	Six Months Ended September 30,
	2010		2009
	Class A	Class B	Class A	Class B
Diluted loss per share:
Numerator:
Allocation of undistributed loss from continuing operations	$(58,410)	$(18,827)	$(85,224)	$(27,157)
Reallocation of undistributed loss from continuing operations as a result of conversion of Class B to Class A shares	(18,827)	—	(27,157)	—

Allocation of undistributed loss from continuing operations for diluted computation	(77,237)	(18,827)	(112,381)	(27,157)

Allocation of undistributed earnings from discontinued operations	1,672	539	2,546	811
Reallocation of undistributed earnings from discontinued operations as a result of conversion of Class B to Class A shares	539	—	811	—

Allocation of undistributed earnings from discontinued operations for diluted computation	2,211	539	3,357	811

Allocation of undistributed gain from sale of discontinued operations	4,442	1,432	—	—
Reallocation of undistributed gain from sale of discontinued operations as a result of conversion of Class B to Class A shares	1,432	—	—	—

Allocation of undistributed gain from sale of discontinued operations for diluted computation	5,874	1,432	—	—

Allocation of undistributed loss	$(69,152)	$(16,856)	$(109,024)	$(26,346)

Denominator:
Number of shares used in basic computation	37,795	12,182	37,800	12,045
Weighted average effect of dilutive securities:
Conversion of Class B to Class A shares	12,182	—	12,045	—

Number of shares used in per share computations	49,977	12,182	49,845	12,045

Diluted loss per share from continuing operations	$(1.55)	$(1.55)	$(2.26)	$(2.26)
Diluted (loss) earnings per share from discontinued operations	0.05	0.05	0.07	0.07
Diluted earnings per share from gain on sale of discontinued operations	0.12	0.12	—	—

Diluted loss per share (3) (4)	$(1.38)	$(1.38)	$(2.19)	$(2.19)

(3)	For the six months ended September 30, 2010, there were stock options to purchase 391 shares (excluding 2,524 out of the money shares) of Class A Common Stock, 104 out of the money shares of Class B Common Stock, preferred shares convertible into 338 shares of Class A Common Stock, and $200,000 principal amount of convertible notes convertible into 8,692 shares of Class A Common Stock that were excluded from the computation of diluted loss per share because their effect would have been anti-dilutive.
(4)	For the six months ended September 30, 2009, there were stock options to purchase 403 shares (excluding 3,783 out of the money shares) of Class A Common Stock, stock options to purchase 3 shares (excluding 68 out of the money shares) of Class B Common Stock, preferred shares convertible into 338 shares of Class A Common Stock, and $200,000 principal amount of convertible notes convertible into 8,692 shares of Class A Common Stock that were excluded from the computation of diluted loss and diluted loss from continuing operations per share because their effect would have been anti-dilutive.

7.	Investment Securities

The carrying amount of available-for-sale securities and their approximate fair values at September 30, 2010 and March 31, 2010 were as follows:

	September 30, 2010
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Non-current auction rate securities	$61,992	$2,116	$—	$64,108

	March 31, 2010
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Non-current auction rate securities	$62,949	$2,916	$—	$65,865

At September 30, 2010 and March 31, 2010, the Company had $70,300 and $71,550, respectively, of principal invested in auction rate securities (“ARS”). These securities all have a maturity in excess of 10 years. The Company’s investments in ARS primarily represent interests in collateralized debt obligations supported by pools of student loans, the principal of which is guaranteed by the U.S. Government. ARS backed by student loans are viewed as having low default risk and therefore very low risk of credit downgrade. The ARS held by the Company are AAA-rated securities with long-term nominal maturities for which the interest rates are reset through a Dutch auction process that occurs at pre-determined intervals of up to 35 days. Prior to 2008, the auctions provided a liquid market for these securities.

With the liquidity issues experienced in global credit and capital markets, the ARS held by the Company at September 30, 2010 and March 31, 2010 experienced multiple failed auctions beginning in February 2008 as the amount of securities submitted for sale exceeded the amount of purchase orders. Given the failed auctions, the Company’s ARS are considered illiquid until a successful auction for them occurs. Accordingly, the $64,108 and $65,865 of ARS at September 30, 2010 and March 31, 2010, respectively, were classified as non-current assets and are included in the line item “Investment securities” in the accompanying Consolidated Balance Sheets.

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

In accordance with authoritative guidance ASC 860, Transfers and Servicing, the Company accounted for the ARS transfer to CGMI, including the two-year option to reacquire the ARS, as a secured borrowing with pledge of collateral. The transfer of the ARS to CGMI does not meet all of the conditions set forth in ASC 860 in order to be accounted for as a sale. As a secured borrowing with pledge of collateral, the Company was required to record a short-term liability (“collateralized borrowing”) as of September 30, 2010 for the ARS sale proceeds, representing a borrowing of cash from CGMI (see Note 12—“Long-Term Debt”). The ARS have been transferred to CGMI and serve as a pledge of collateral under this borrowing. The Company will continue to carry the ARS as an asset in the accompanying Consolidated Balance Sheets, and it will continue to adjust to the ARS’ fair value on a quarterly basis (see Note 8—“Fair Value Measures”). In the event any ARS are redeemed prior to the expiration of the option, the Company will account for the redemptions as a sale pursuant to ASC 860.

The Company faces significant liquidity concerns as discussed in Note 3—“Going Concern and Liquidity Considerations.” As a result, the Company determined that it could no longer support its previous assertion that it had the ability to hold impaired securities until their forecasted recovery. Accordingly, the Company concluded that the ARS became other-than-temporarily impaired during

December 2008 and recorded a $9,122 loss into earnings. This adjustment reduced the carrying value of the ARS to $63,678 at December 31, 2008. The estimated fair value of the Company’s ARS holdings at March 31, 2010 was $65,865. The Company recorded discount accretion of $292 on the carrying value of ARS and recorded the $2,916 difference between the fair value of the Company’s ARS at March 31, 2010 in accumulated other comprehensive income as an unrealized gain of $1,846, net of tax. The estimated fair value of the Company’s ARS holdings at September 30, 2010 was $64,108. The Company recorded discount accretion of $141 on the carrying value of ARS and recorded the $2,116 difference between the fair value of the Company’s ARS at September 30, 2010 in accumulated other comprehensive income as an unrealized gain of $1,339, net of tax.

Since the transfer of the ARS to CGMI on January 21, 2010, $450 and $1,250 were redeemed in the three and six months ended September 30, 2010, respectively. The Company will receive from CGMI cash proceeds in the amount of $123 and $226 for the three and six months ended September 30, 2010, respectively, representing the difference between the principal amount of securities redeemed and the price in which they were previously sold to CGMI. The Company also recorded a gain in the Consolidated Statement of Operations for the three and six months ended September 30, 2010 in the amount of $57 and $153, respectively, representing the difference between the principal amount of the securities redeemed and their carrying value prior to redemption.

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

The following tables present the Company’s fair value hierarchy as of September 30, 2010 for those financial assets measured at fair value on a recurring basis:

	Fair Value Measurements at September 30, 2010
	Total	Level 1	Level 2	Level 3
Non-current ARS	$64,108	$—	$—	$64,108

The following tables present the Company’s fair value hierarchy as of March 31, 2010 for those financial assets measured at fair value on a recurring basis:

	Fair Value Measurements at March 31, 2010
	Total	Level 1	Level 2	Level 3
Non-current ARS	$65,865	$—	$—	$65,865

Due to the lack of observable market quotes and an illiquid market for the Company’s ARS portfolio that existed as of September 30, 2010, the Company utilized a valuation model that relied exclusively on Level 3 inputs, including those that are based on expected cash flow streams and collateral values (see Note 7—“Investment Securities”).

The contingent interest feature of the $200,000 principal amount of Contingent Convertible Subordinated Notes (see Note 12—“Long-Term Debt”) meets the criteria of and qualifies as an embedded derivative. Although this feature represents an embedded derivative financial instrument, based on its de minimis value at the time of issuance and at September 30, 2010, no value has been assigned to this embedded derivative.

The following table presents the changes in fair value for financial assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

Non-Current Auction Rate Securities (Level 3)
Balance at April 1, 2010	$65,865
Unrealized loss included in other comprehensive loss	(800)
Accretion of investment impairment	141
Redemptions	(1,098)

Balance at September 30, 2010	$64,108

9.	Inventories

Inventories, net of reserves, consisted of:

	2010
	September 30,	March 31,
Raw materials	$3,595	$5,019
Finished goods	572	465

Total inventories	$4,167	$5,484

Management establishes reserves for potentially obsolete or slow-moving inventory based on an evaluation of inventory levels, forecasted demand, and market conditions.

Inventories included $- of raw materials at both September 30, 2010 and March 31, 2010, respectively, which will be used in research and development activities.

The Company ceased all manufacturing activities during the fourth quarter of fiscal year 2009, and its net revenues in the quarter ended September 30, 2010 and September 30, 2009 are limited to sales of products manufactured by third parties. Additionally, all costs associated with the Company’s manufacturing operations are recognized directly into cost of sales rather than capitalized into inventory.

10.	Intangible Assets

Intangible assets consisted of:

	2010
	September 30,			March 31,
	Gross Carrying Amount (a)	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount (a)	Accumulated Amortization	Net Carrying Amount
Product rights acquired:
Micro-K®	$36,140	$(20,856)	$15,284	$36,140	$(19,952)	$16,188
Evamist™	21,175	(8,419)	12,756	21,175	(7,876)	13,299
Trademarks acquired:
Evamist™	5,082	(2,397)	2,685	5,082	(2,283)	2,799
License agreements:
Evamist™	35,648	(15,601)	20,047	35,648	(14,748)	20,900
Other	—	—	—	—	—	—
Covenants not to compete:
Evamist™	627	(627)	—	627	(627)	—
Trademarks and patents	1,418	(1,308)	110	1,308	(1,308)	—
Other	405	(286)	119	691	(216)	475

Total intangible assets	$100,495	$(49,494)	$51,001	$100,671	$(47,010)	$53,661

(a)	Gross Carrying Amount is shown net of impairment charges.

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

As of September 30, 2010, the Company’s product rights acquired, trademark rights acquired, license agreements, trademarks and patents, and other intangible assets have weighted average useful lives of approximately 17 years, 15 years, 15 years, 13 years, and 5 years, respectively. Amortization of intangible assets was $1,225 and $2,946 for the three months ended September 30, 2010 and September 30, 2009, respectively, and $2,485 and $5,895 for the six months ended September 30, 2010 and 2009, respectively.

Management tests the carrying value of intangible assets for impairment at least annually and also assesses and evaluates on a quarterly basis if any events have occurred which indicate the possibility of impairment. During the assessment as of September 30, 2010, management did not identify any events that were indicative of impairment. However, any significant changes in actual future results from the assessment used to perform the quarterly evaluation, such as lower sales, increases in production costs, technological changes or decisions not to produce or sell products, could result in impairment at a future date (see Note 2—“Basis of Presentation”).

Assuming no other additions, disposals or adjustments are made to the carrying values and/or useful lives of the intangible assets, annual amortization expense on product rights, trademarks acquired and other intangible assets is estimated to be approximately $5,000 in each of the five succeeding fiscal years.

11.	Accrued Severance

Accrued severance consists primarily of severance benefits owed to employees whose employment was terminated in connection with the ongoing realignment of the Company’s cost structure. Severance expense recognized in the three months ended September 30, 2010 was recorded in part to restructuring charges, which are included in selling and administrative and in part to cost of sales in the consolidated statement of operations. Subsequent to March 31, 2010, certain executives of the Company, including the former Interim President and Interim Chief Executive Officer resigned or were terminated. As a result, the Company, pursuant to existing employment agreements, incurred severance related expenses, which were recorded in the six months ended September 30, 2010. The activity in accrued severance for the six months ended September 30, 2010 and twelve months ended March 31, 2010 are summarized as follows:

	2010
	September 30,	March 31,
Balance at begnning of period	$6,243	$10,002
Provision for severance benefits	2,028	6,925
Amounts charged to accrual	(6,715)	(10,684)

Balance at end of period	$1,556	$6,243

12.	Long-Term Debt

Long-term debt consisted of:

	2010
	September 30,	March 31,
Convertible notes	$200,000	$200,000
Building mortgages	34,174	35,288
Collateralized borrowing	60,200	61,224
US Healthcare loan	20,050	—
Software financing arrangement	454	588

	314,878	297,100
Less current portion	(83,050)	(63,926)

	$231,828	$233,174

In May 2003, the Company issued $200,000 principal amount of 2.5% Contingent Convertible Subordinated Notes (the “Notes”) that are convertible, under certain circumstances, into shares of Class A Common Stock at an initial conversion price of $23.01 per share. The Notes, which mature on May 16, 2033, bear interest that is payable on May 16 and November 16 of each year at a rate of 2.50% per annum. The Company also is obligated to pay contingent interest at a rate equal to 0.5% per annum during any six-month period from May 16 to November 15 and from November 16 to May 15, with the initial six-month period commencing May 16, 2006, if the average trading price of the Notes per $1,000 principal amount for the five trading day period ending on the third trading day immediately preceding the first day of the applicable six-month period equals $1,200 or more. In November 2007, the average trading price of the Notes reached the threshold for the five-day trading period that resulted in the payment of contingent interest and for the period from November 16, 2007 to May 15, 2008 the Notes paid interest at a rate of 3.00% per annum. In May 2008, the average trading price of the Notes fell below the contingent interest threshold for the five-day trading period and beginning May 16, 2008 the Notes began to pay interest at a rate of 2.50% per annum, which is the current rate as of September 30, 2010.

The Company may redeem some or all of the Notes at any time, at a redemption price, payable in cash, of 100% of the principal amount of the Notes, plus accrued and unpaid interest, including contingent interest, if any. Holders may require the Company to repurchase all or a portion of their Notes on May 16, 2013, 2018, 2023 and 2028 or upon a change in control, as defined in the indenture governing the Notes, at a purchase price, payable in cash, of 100% of the principal amount of the Notes, plus accrued and unpaid interest, including contingent interest, if any. Holders had the right to require the Company to repurchase all or a portion of their Notes on May 16, 2008 and, accordingly, the Company classified the Notes as a current liability as of March 31, 2008. Since no holders required the Company to repurchase all or a portion of their Notes on this date and because the next occasion holders may require the Company to repurchase all or a portion of their Notes is May 16, 2013, the Notes were classified as a long-term liability as of September 30, 2010 and March 31, 2010. The Notes are subordinate to all of the Company’s existing and future senior obligations.

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

In March 2006, the Company entered into a $43,000 mortgage loan arrangement with one of its primary lenders, in part, to refinance $9,859 of existing mortgages. The $32,764 of net proceeds the Company received from the mortgage loan was used for working capital and general corporate purposes. The mortgage loan, which is secured by four of the Company’s buildings, bears interest at a rate of 5.91% and matures on April 1, 2021. The Company is current in all its financial payment obligations under the mortgage loan arrangement. However, at March 31, 2009 and 2010, the Company was not in compliance with one or more of the requirements of the mortgage loan documentation. At March 31, 2009, the entire amount outstanding under the mortgage was classified as a current liability. Accordingly, the portion of the mortgage not payable in the following 12 months was classified as a long-term liability as of September 30, 2010 and March 31, 2010.

On August 5, 2010, the Company received a letter approving certain waivers (the “Waiver Letter”) of covenants under the mortgage loan dated March 23, 2006, by and between MECW, LLC, a subsidiary of our Company, and LaSalle National Bank Association, and certain other loan documents entered into in connection with the execution of the mortgage loan (collectively, the “Loan Documents”). LNR Partners, Inc., the servicer of the loan (“LNR Partners”), issued the Waiver Letter to the Company and MECW, LLC on behalf of the lenders under the Loan Documents. In the Waiver Letter, the lenders consented to the following under the Loan Documents:

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

On September 13, 2010 the Company entered into a loan agreement with U.S. Healthcare I, L.L.C. and U.S. Healthcare II, L.L.C. for a $20,000 loan secured by assets of the Company. The loan agreement included a period of exclusivity through September

28, 2010 to negotiate an expanded, longer-term financial arrangement among the Company and U.S. Healthcare I L.L.C. and U.S. Healthcare II L.L.C. See Note 18—“Subsequent Events” for further discussion on the financial arrangement.

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

In accordance with authoritative guidance ASC 860, Transfers and Servicing, the Company accounted for the ARS transfer to CGMI, including the two-year option to reacquire the ARS, as a secured borrowing with pledge of collateral. The transfer of the ARS to CGMI does not meet all of the conditions set forth in ASC 860 in order to be accounted for as a sale. As a secured borrowing with pledge of collateral, the Company was required to record a short-term liability (“collateralized borrowing”) as of March 31, 2010 for the ARS sale proceeds, representing a borrowing of cash from CGMI. The ARS have been transferred to CGMI and serve as a pledge of collateral under this borrowing. The Company will continue to carry the ARS as an asset in the accompanying Consolidated Balance Sheets, and it will continue to adjust to the ARS’ fair value on a quarterly basis (see Note 8—“Fair Value Measures”). In the event any ARS are redeemed prior to the expiration of the option, the Company will account for the redemptions as a sale pursuant to ASC 860. Through September 30, 2010, $1,250 par value of ARS ($1,024 at CGMI purchase cost) were redeemed.

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

The Company paid interest of $641 and $574 for the three months ended September 30, 2010 and 2009, respectively, and $3,682 and $3,665 for the six months ended September 30, 2010 and 2009, respectively.

13.	Comprehensive Loss

Comprehensive loss includes all changes in equity during a period except those that resulted from investments by or distributions to the Company’s shareholders. Other comprehensive loss refers to revenues, expenses, gains and losses that, under U.S. GAAP, are included in comprehensive loss, but excluded from net loss as these amounts are recorded directly as an adjustment to shareholders’ deficit. For the Company, comprehensive loss is comprised of net loss, the net changes in unrealized gains and losses on available for sale marketable securities, net of applicable income taxes, and changes in the cumulative foreign currency translation adjustment. Total comprehensive loss was $34,493 and $53,233 for the three months ended September 30, 2010 and 2009, respectively, and $69,625 and $108,850 for the six months ended September 30, 2010 and 2009, respectively.

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

In connection with the plea agreement with the Department of Justice and the anticipated exclusion of ETHEX from participation in federal healthcare programs, the Company ceased operations of ETHEX on March 2, 2010 and under an agreement with the HHS OIG, filed articles of dissolution for ETHEX on December 15, 2010 and commenced a sale of the remaining assets of ETHEX to be completed under such agreement by April 28, 2011. However, the Company has retained the ability to manufacture (once the requirements under the consent decree have been met), market and distribute all generic products and is in possession of all intellectual property related to generic products, including all NDAs and ANDAs, which it now does under its Nesher subsidiary. (See Note 16—“Commitments and Contingencies.”)

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

The following represents information for the Company’s reportable operating segments (excluding discontinued operations) for the three and six months ended September 30, 2010 and 2009:

	Three Months Ended September 30,	Branded Products	Specialty Generics	All Other	Eliminations	Consolidated
Net Revenues
	2010	$3,200	$107	$—	$—	$3,307
	2009	2,570	682	—	—	3,252
Segment Loss
	2010	(3,754)	(119)	(32,250)	—	(36,123)
	2009	(5,150)	(1,461)	(51,441)	—	(58,052)
Identifiable assets
	2010	2,354	6,839	286,774	(1,758)	294,209
	2009	1,578	11,462	475,575	(1,759)	486,856
Property and equipment additions
	2010	—	—	54	—	54
	2009	—	—	1,295	—	1,295
Depreciation and amortization
	2010	24	16	4,036	—	4,076
	2009	131	17	7,648	—	7,796

	Six Months Ended September 30,	Branded Products	Specialty Generics	All Other	Eliminations	Consolidated
Net Revenues
	2010	$7,222	$(539)	$—	$—	$6,683
	2009	8,222	1,318	7	—	9,547
Segment Loss
	2010	(6,443)	(1,553)	(69,257)	—	(77,253)
	2009	(6,593)	(2,518)	(102,884)	—	(111,995)
Property and equipment additions
	2010	—	—	320	—	320
	2009	—	—	3,327	—	3,327
Depreciation and amortization
	2010	54	33	8,470	—	8,557
	2009	264	35	15,577	—	15,876

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

Sale of PDI

In March 2009, because of liquidity concerns and the Company’s expected near-term cash requirements, the Company’s Board approved management’s recommendation to market PDI for sale. PDI, formerly a wholly-owned subsidiary of the Company, develops and markets specialty value-added raw materials, including drugs, directly compressible and micro encapsulated products, and other products used in the pharmaceutical industry and other markets. As a result of the decision to sell PDI, the Company identified the assets and liabilities at PDI as held for sale at March 31, 2010. The activity of PDI is recorded in discontinued operations for the six months ended September 30, 2010 and for the three and six months ended September 30, 2009, respectively.

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

The table below reflects the operating results of PDI for the three and six months ended September 30, 2009 and 2010, respectively and net assets held for sale at March 31, 2010.

	Three Months Ended September 30,		Six Months Ended September 30,
	2010	2009	2010	2009
Net revenues	$—	$3,363	$2,729	$7,247
Cost of sales	—	2,318	2,518	5,523

Gross profit	—	1,045	211	1,724

Operating expenses:
Research and development	—	1	1	5
Selling and administrative	(3,528)	(3,215)	(3,284)	(3,584)

Total operating expenses	(3,528)	(3,214)	(3,283)	(3,579)

Operating income	3,528	4,259	3,494	5,303
Income tax	1,295	1,563	1,283	1,946
Net income	$2,233	$2,696	$2,211	$3,357

Gain on sale of assets (net taxes of $-, $-, $3,405 and $-)	$—	$—	$5,874	$—

March 31, 2010
Net assets held for sale
Receivables, net	$3,644
Inventories, net	3,672

Total current assets held for sale	7,316
Property and equipment, less accumulated depreciation	6,731
Intangible assets and goodwill, net	557

Total assets held for sale	$14,604

Accounts payable and accrued liabilities	$1,078

Total liabilities associated with assets held for sale	$1,078

On June 1, 2009, a leased facility used by PDI was damaged by an accidental fire. The incident did not affect any of the Company’s finished product manufacturing, packaging or distribution facilities. The Company received insurance proceeds of $5,600 during the fiscal year ended March 31, 2010, which were used to repair and restore the damaged facility. The insurance proceeds have been reflected as a gain in the periods in which payment was received, while expenditures have been reflected as operating expenses or capitalized property and equipment in the period incurred. In the second quarter of fiscal 2011, the Company received additional insurance proceeds and recorded additional gains of $3,528.

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

The Company has licensed the exclusive rights to co-develop and market various generic equivalent products with other drug delivery companies. These collaboration agreements require the Company to make up-front and ongoing payments as development milestones are attained. If all milestones remaining under these agreements were reached, payments by the Company could total up to $350. On January 8, 2010, the Company and Hologic entered into an amendment to the original Makena™ asset purchase agreement. See Note 5—“Acquisitions” for more information about the amended agreement. On February 4, 2011 the Company entered into a Amendment No. 2 to the Original Agreement. See Note 18 – “Subsequent Events” for a further description of Amendment No. 2.

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

Accrued litigation consists of settlement obligations as well as loss contingencies recognized by the Company because settlement was determined to be probable and the related payouts were reasonably estimable. Accrued litigation consists of settlement obligations as well as loss contingencies recognized by the Company because settlement was determined to be probable and the related payouts were reasonably estimable. While the outcome of the current claims cannot be predicted with certainty, the possible outcome of claims is reviewed at least quarterly and an adjustment to the Company’s accrual is recorded as deemed appropriate based upon these reviews. Based upon current information available, the resolution of legal matters individually or in aggregate could have a material adverse effect on the Company’s results of operations, financial condition or liquidity. The Company is unable to estimate the possible loss or range of losses at September 30, 2010.

The Company and its subsidiaries DrugTech Corporation and Ther-Rx were named as defendants in a declaratory judgment case filed in the U.S. District Court for the District of Delaware by Lannett Company, Inc. on June 6, 2008 and styled Lannett Company Inc. v. KV Pharmaceuticals et al. The action sought a declaratory judgment of patent invalidity, patent non-infringement, and patent unenforceability for inequitable conduct with respect to five patents owned by, and two patents licensed to, the Company or its subsidiaries and pertaining to the PrimaCare ONE® product marketed by Ther-Rx Corporation; unfair competition; deceptive trade practices; and antitrust violations. On June 17, 2008, the Company filed suit against Lannett in the form of a counterclaim, asserting infringement of three of the Company’s patents, infringement of its trademarks (PrimaCare® and PrimaCare ONE®), and various other claims. On March 23, 2009 a Consent Judgment was entered by the U.S. District Court of Delaware, in which the patents were not found invalid or unenforceable, and the manufacture, sale, use, importation, and offer for sale of the Lannett Products Multivitamin with Minerals and OB-Natal ONE were found to infringe the patents. Judgment was also entered in favor of the Company on its claim for trademark infringement based on Lannett’s marketing of Multivitamin with Minerals in bottles. Unless permitted by license, Lannett, its officers, directors, agents, and others in active concert and participation with them are permanently enjoined and restrained from infringing on these patents during the terms of such patents, by making, using, selling, offering for sale, or importing the products or mere colorable variations thereof; and unless permitted by license, Lannett is permanently enjoined and restrained from infringing the trademark PrimaCare ONE. All other claims and counterclaims have been dismissed with prejudice. On March 17, 2009, the Company and Lannett entered into a settlement and license agreement pursuant to which Lannett may continue to market its prenatal products under the Company’s U.S. Patent Nos. 6,258,846 (the “846 Patent”), 6,576,666 (the “666 Patent”) and 7,112,609 (the “609 Patent”) until the later of (1) October 17, 2009, or (2) 45 days after the Company notifies Lannett in writing that the Company has received regulatory approval to return PrimaCare ONE or a successor product to the market or that the Company has entered into an agreement with a third-party that intends to introduce a product under the PrimaCare marks evidenced by U.S. Trademark Registrations 2,582,817 and 3,414,475. In consideration for the foregoing, Lannett has agreed to pay the Company a royalty fee equal to (1) 20% of Lannett’s net sales of its prenatal products using the license set forth in the settlement and license agreement on or before October 17, 2009 and (2) 15% of such net sales after October 17, 2009. On May 27, 2010, Lannett filed suit against the Company and its subsidiaries alleging breach of the binding agreement and settlement reached on March 17, 2009. On June 30, 2010, the Company, Drug Tech and Ther-Rx filed a Motion for Summary Judgment Dismissing Lannett’s Complaint and Summary Judgment on Counterclaims for Breach of Contract. On December 15, 2010, the parties entered into a Settlement Agreement pursuant to which Lannett agreed to pay the Company $850 for all royalties owed by Lannett to the Company, the license previously granted by the Company to Lannett would cease on January 1, 2011, and Lannett and its affiliates would cease making, using or selling products covered by the licensed patents, and following receipt of the payment, the lawsuit would be dismissed. We recorded $850 in royalty income in December 2010.

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

The Company and/or ETHEX have been named as defendants in certain multi-defendant cases alleging that the defendants reported improper or fraudulent pharmaceutical pricing information, i.e., Average Wholesale Price, or AWP, and/or Wholesale Acquisition Cost, or WAC, information, which allegedly caused the governmental plaintiffs to incur excessive costs for pharmaceutical products under the Medicaid program. Cases of this type have been filed against the Company and/or ETHEX and other pharmaceutical manufacturer defendants by the States of Massachusetts, Alabama, Mississippi, Louisiana, Utah and Iowa, by New York City, and by approximately 45 counties in New York State. The State of Mississippi effectively voluntarily dismissed the Company and ETHEX without prejudice on October 5, 2006 by virtue of the State’s filing an Amended Complaint on such date that does not name either the Company or ETHEX as a defendant. On August 13, 2007, ETHEX settled the Massachusetts lawsuit and received a general release of liability with no admission of liability. On October 7, 2008, ETHEX settled the Alabama lawsuit for $2,000 and received a general release of liability with no admission of liability. On November 25, 2009, ETHEX settled the New York City and New York county cases (other than the Erie, Oswego and Schenectady County cases) for $3,000 and received a general release of liability. On February 23, 2010, ETHEX settled the Iowa lawsuit for $500 and received a general release of liability. On August 25, 2010, ETHEX settled the Erie, Oswego and Schenectady Counties lawsuit for $80 and received a general release of liability. On October 21, 2010, the Company received a subpoena from the Florida Office of Attorney General requesting information related to ETHEX’s pricing and marketing activities. The Company is currently complying with the State’s request for documents and pricing information. In November 2010, the Company and ETHEX were served with a complaint with respect to an AWP case filed by the State of Louisiana. In January 2011, the Company filed Defendants’ Exceptions of Nonconformity and Vagueness of the Petition, Improper Cumulation and Joinder, No Right of Action, Prescription and Preemption and No Cause of Action with respect to the Louisiana lawsuit.

The Company received a subpoena from the HHS OIG, seeking documents with respect to two of ETHEX’s nitroglycerin products. Both are unapproved products, that is, they have not received FDA approval. (In certain circumstances, FDA approval may not be required for drugs to be sold in the marketplace.) The subpoena states that it is in connection with an investigation into potential false claims under Title 42 of the U.S. Code, and appears to pertain to whether these products were eligible for reimbursement under federal health care programs. On or about July 2, 2008, the Company received a supplementary subpoena in this matter, seeking additional documents and information. In a letter dated August 4, 2008, that subpoena was withdrawn and a separate supplementary subpoena was substituted. In October 2009, HHS OIG identified five additional products as being subject to its investigation: Hydro-tussin (carbinoxamine); Guaifenex (extended release); Hyoscyamine sulfate (extended-release); Hycoclear (hydrocodone); and Histinex (hydrocodone). The Company has provided additional documents requested in the subpoena, as supplemented. Discussions with the U.S. Department of Justice and the United States Attorney’s Office for the District of Massachusetts indicate that this matter is a False Claims Act qui tam action that is currently still under seal and that the government is reviewing similar claims relating to other drugs manufactured by ETHEX, as well as drugs manufactured by other companies. The Company has not been provided a copy of the qui tam complaint. On or about March 26, 2009, the Company consented to an extension of the time during which the government may elect to intervene in the qui tam lawsuit. The Company has been in discussions with the HHS OIG and Department of Justice regarding possible settlement of these claims.

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

In exchange for the voluntary guilty plea, the Department of Justice agreed that no further federal prosecution will be brought in the Eastern District of Missouri against ETHEX, the Company or the Company’s wholly-owned subsidiary, Ther-Rx, regarding allegations of the misbranding and adulteration of any oversized tablets of drugs manufactured by the Company, and the failure to file required reports regarding these drugs and patients’ use of these drugs with the FDA, during the period commencing on January 1, 2008 through December 31, 2008.

In connection with the guilty plea by ETHEX, ETHEX was expected to be excluded from participation in federal healthcare programs, including Medicare and Medicaid. In addition, as a result of the guilty plea by ETHEX, HHS OIG had discretionary authority to also exclude the Company from participation in federal healthcare programs. However, the Company is in receipt of correspondence from the Office of the HHS OIG stating that, absent any transfer of assets or operations that would trigger successor liability, HHS OIG has no present intent to exercise its discretionary authority to exclude the Company as a result of the guilty plea by ETHEX.

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

On November 10, 2010, Marc S. Hermelin voluntarily resigned as a member of the Board. The Company had been advised that HHS OIG notified Mr. Hermelin that he would be excluded from participating in federal healthcare programs effective November 18, 2010. In an effort to avoid adverse consequences to the Company, including a potential discretionary exclusion of the Company, and to enable it to secure its expanded financial agreement with U.S. Healthcare I, L.L.C. and U.S. Healthcare II, L.L.C., the Company, HHS OIG, Mr. Hermelin and his wife (solely with respect to her obligations thereunder, including as joint owner with Mr. Hermelin of certain shares of Company stock) entered into the Settlement Agreement under which Mr. Hermelin also resigned as trustee of all family trusts that hold KV stock, agreed to divest his personal ownership interests in the Company’s Class A Common and Class B Common Stock (approximately 1.8 million shares, including shares held jointly with his wife) over an agreed upon period of time in accordance with a divestiture plan and schedule approved by HHS OIG, and agreed to refrain from voting stock under his personal control. In order to implement such agreement, Mr. Hermelin and his wife granted to an independent third party immediate irrevocable proxies and powers of attorney to divest their personal stock interests in the Company if Mr. Hermelin does not timely do so. The Settlement Agreement also required Mr. Hermelin to agree, for the duration of his exclusion, not to seek to influence or be involved with, in any manner, the governance, management, or operations of the Company. On March 14, 2011, Mr. Hermelin pleaded guilty to two federal misdemeanor counts pertaining to misbranding of two oversized morphine sulfate tablets, as a responsible corporate officer of the Company at the time that such tablets were introduced into interstate commerce.

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

The Company has received a subpoena from the State of California Department of Justice seeking documents with respect to ETHEX’s NitroQuick product. In an email dated August 12, 2009, the California Department of Justice advised that after reading CMS Release 151, it might resolve the subpoena that was issued. The Company provided limited information requested by the California Department of Justice on October 7, 2009, and on November 10, 2009 the California Department of Justice informed the Company that the California Department of Justice is contemplating what additional information, if any, it will request.

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

The Company and/or ETHEX are named defendants in at least 45 pending product liability or other lawsuits that relate to the voluntary product recalls initiated by the Company in late 2008 and early 2009. The plaintiffs in these lawsuits allege damages as a result of the ingestion of purportedly oversized tablets allegedly distributed in 2007 and 2008. The lawsuits are pending in federal and state courts in various jurisdictions. The 45 pending lawsuits include 10 that have settled but have not yet been dismissed. In the 45 pending lawsuits, two plaintiffs allege economic harm, 31 plaintiffs allege that a death occurred, and the plaintiffs in the remaining lawsuits allege non-fatal physical injuries. Plaintiffs’ allegations of liability are based on various theories of recovery, including, but not limited to strict liability, negligence, various breaches of warranty, misbranding, fraud and other common law and/or statutory claims. Plaintiffs seek substantial compensatory and punitive damages. Two of the lawsuits are putative class actions, one of the lawsuits is on behalf of 29 claimants, and the remaining lawsuits are individual lawsuits or have two plaintiffs. The Company believes that these lawsuits are without merit and is vigorously defending against them, except where, in its judgment, settlement is appropriate. In addition to the 45 pending lawsuits, there are at least 31 pending pre-litigation claims (at least 6 of which involve a death) that may or may not eventually become lawsuits. The Company has also resolved a significant number of related product liability lawsuits and pre-litigation claims. In addition to self insurance, the Company possesses third party product liability insurance, which the Company believes is applicable to the pending lawsuits and claims.

The Company and ETHEX are named as defendants in a complaint filed by CVS Pharmacy, Inc. (“CVS”) in the United States District Court for the District of Rhode Island on or about February 26, 2010 and styled CVS Pharmacy, Inc. v. K-V Pharmaceutical Company and Ethex Corporation (No. CA-10-095) (“CVS Complaint”). The CVS Complaint alleges three claims: breach of contract, breach of implied covenant of good faith and fair dealing, and, in the alternative, promissory estoppel. CVS’ claims are premised on the allegation that the Company and/or ETHEX failed to perform their alleged promises to either supply CVS with its requirements for certain generic drugs or reimburse CVS for any higher price it must pay to obtain the generic drugs. CVS seeks damages of no less than $100,000, plus interest and costs. The Company was served with the CVS Complaint on March 8, 2010. An Answer was filed on April 14, 2010. On June 2, 2010, the Company filed a Motion to Dismiss this action based on failure to join an indispensible party and lack of standing. On July 21, 2010, CVS filed objections to the Company’s Motion to Stay Discovery and Motion to Dismiss. On July 28, 2010, the Judge denied the Company’s Motion to Stay Discovery pending the Motion to Dismiss without issuing a decision. On January 28, 2011, the federal magistrate recommended that the Company’s Motion to Dismiss the Complaint be granted. The plaintiff is filing a notice of objection to the magistrate’s recommendation. In March 2011, CVS and its parent CVS Caremark Corporation filed a similar complaint, seeking damages similar to those sought in the federal case and adding another breach of contract claim, in state court in Superior Court of Providence County, Rhode Island, against the Company, ETHEX and Nesher. The Company has not yet been served with this complaint.

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

Robertson v. Ther-Rx Corporation, U.S. District Court for the Middle District of Alabama, Civil Case No. 2:09-cv-01010-MHT-TFM, filed October 30, 2009, by a Ther-Rx sales representative asserting non-exempt status and the right to overtime pay under the Fair Labor Standards Act for a class of Ther-Rx sales representatives and under the Family and Medical Leave Act of 1993 (with respect to plaintiff’s pregnancy) and Title VII of the Civil Rights Act of 1964 (also with respect to termination allegedly due to her pregnancy and to her complaints about being terminated allegedly as a result of her pregnancy). An additional seven Ther-Rx sales representatives have joined as plaintiffs. Class certification arguments are pending before the court. On December 22, 2010, a settlement in principle was reached between the parties.

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

On March 17, 2011, the Company was served with a complaint by the trustee in bankruptcy for Qualia Clinical Services, Inc. asserting a breach of contract claim for approximately $318 for certain clinical work done by such Company.

From time to time, the Company is involved in various other legal proceedings in the ordinary course of its business. While it is not feasible to predict the ultimate outcome of such other proceedings, the Company believes the ultimate outcome of such other proceedings will not have a material adverse effect on its results of operations, financial condition or liquidity.

There are uncertainties and risks associated with all litigation and there can be no assurance the Company will prevail in any particular litigation. During the six months ended September 30, 2010 and 2009, the Company recorded expense of $8,653 and $4,853, respectively, for litigation and governmental inquiries. At September 30, 2010 and March 31, 2010, the Company had accrued $53,670 and $46,450, respectively, for estimated costs for litigation and governmental inquiries.

17.	Income Taxes

The Company has federal loss carry forwards of approximately $183,000 and state loss carry forwards of approximately $306,000 at September 30, 2010. The Company also has tax credit carry forwards for alternative minimum tax, research credit, and foreign tax credit of approximately $9,640 at September 30, 2010. The loss carry forwards begin to expire in the year 2030, while the alternative minimum tax credits have no expiration date. The research credit and foreign tax credit begin to expire in the year 2026 and 2017, respectively.

The federal loss carry forwards may be subject to limitation in future periods if there is an ownership change in the stock of the Company. An ownership change occurs when the major shareholders have increased their ownership by more than 50 percentage points over a given period of time, which is typically a three-year testing period. Normal trading in publicly held stock by shareholders who are not major shareholders does not trigger an ownership change. The Company is monitoring the holdings of its major shareholders to assess the likelihood of a potential ownership change.

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

Management believes that the operating loss reported for the three and six months ended September 30, 2010 more likely than not will not create a future tax benefit. As such, a valuation allowance of $18,981 and $32,591 has been charged to income tax expense for the three and six months ended September 30, 2010, respectively. The Company has reported a provision for income taxes for the three and six months ended September 30, 2010 due primarily to the timing of certain deferred tax liabilities which are not scheduled to reverse within the applicable carry forward periods for the deferred tax assets. The provision also includes adjustments to unrecognized tax benefits related to activity occurring during the three and six months ended September 30, 2010.

The consolidated balance sheets reflect liabilities for unrecognized tax benefits of $2,021 and $6,881 as of September 30, 2010 and March 31, 2010, respectively. Accrued interest and penalties included in the consolidated balance sheets were $469 and $945 as of September 30, 2010 and March 31, 2010, respectively. The reduction of the liabilities and interest and penalties resulted from the settlement of an examination.

The Company recognizes interest and penalties associated with uncertain tax positions as a component of income tax expense in the consolidated statements of operations.

It is anticipated the Company will recognize approximately $810 of unrecognized tax benefits within the next 12 months as a result of the expected expiration of the relevant statute of limitations.

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

On November 6, 2009, President Obama signed into law H.R. 3548, the Worker, Homeownership, and Business Assistance Act of 2009. This new law provides an optional longer net operating loss carry back period and allows most taxpayers the ability to elect a carry back period of three, four or five years (the net operating loss carry back period was previously limited to two years). This election can only be made for one year for net operating losses incurred for a tax year ended after December 31, 2007 and which began before January 1, 2010. The Company elected to apply this extended carry back period to its tax year ended March 31, 2009. The Company elected a carry back period of five years. The Company filed an Application for Tentative Refund with the Internal Revenue Service for this additional carry back period and subsequently received a refund in the amount of $23,754 in February, 2010.

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

Under the terms of the Bridge Loan agreement, the Company pays interest at an annual rate of 16.5% (5% of which may be payable in kind) with a maturity date of March 2013. The Company furnished as collateral substantially all assets of the Company to secure the loan. The Bridge Loan is guaranteed by certain of the Company’s domestic subsidiaries and the guarantors furnished as collateral substantially all of their assets to secure the guarantee obligations. In addition, we issued stock warrants to the Lenders granting them rights to purchase up to 12,588 shares of our Company’s Class A Common Stock (the “Initial Warrants”). The Initial Warrants have an exercise price of $1.62 per share, subject to possible adjustment.

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

The Company and the Lenders amended the financing arrangements on January 6, 2011 and again on March 2, 2011. Pursuant to the amendments, the Company and the Lenders amended the Bridge Loan terms and covenants to reflect the Company’s current projections and timing of certain anticipated future events, including the planned disposition of certain assets. The amendments extended the $60,000 payment that was due on March 20, 2011 to three payments of $20,000 each with the first payment due (and on February 18, 2011, paid) upon closing and funding the private placement of Class A Common Stock, $20,000 due in April 2011 and $20,000 due in August 2011. In addition, all past covenant issues were waived. As a result of the amendments, the Company would not have be required to sell its generics business by March 20, 2011, but would have been required to cause such sale by August 31, 2011. In addition, the applicable premium (a make-whole payment of interest with respect to payments on the loans prior to maturity) was amended to provide that if the Bridge Loan is repaid in full as a result of a refinancing transaction provided other than by the Lenders, as has occurred on March 17, 2011, a premium was paid to the Lenders equal to $12,500, of which $7,295 has already been paid in connection with the private placement. In addition, on March 17, 2011, an amount up to $7,500 was placed in escrow and will be released to the Company or to the Lenders on August 31, 2011 or September 30, 2011, as the case may be, depending on the status of the Company’s registration process with the SEC by such dates and the Company’s stock price meeting certain specified levels as of the applicable date. In connection with the amendments and certain waivers granted by the Lenders, the Company issued additional warrants to the Lenders to purchase up to 7,451 shares of the Company’s Class A Common Stock, at an exercise price of $1.62 per share, and amended and restated the Initial Warrants.

The Multi-Draw Term Loan, as amended, provides for a total commitment of $118,000. If entered into, the Multi-Draw Term Loan, as amended, would have refinanced the Bridge Loan in full and would have provided $70,000 of additional financing consisting of (i) a $30,000 tranche B-2 term loan and (ii) a $40,000 tranche B-3 term loan. The withdrawal schedule under the Multi-Draw Term Loan was revised to allow for release of funds from controlled accounts on the closing date sufficient to repay the Bridge Loan and future draws against the Multi-Draw Term Loan, subject to achievement of certain Makena™ related milestones, of $15,000 in March 2011, $15,000 in May 2011 and $10,000 in each of July, August, September and October 2011. The commitment letter for the Multi-Draw Term Loan would have expired on March 31, 2011.

On February 7, 2011 the Company repaid a portion of the Bridge Loan with proceeds from a private placement of Class A Common Stock (see below) and on March 17, 2011, the Company repaid in full the remaining obligations under the Bridge Loan (including the payment of related premiums) from the proceeds of the private placement of 12% senior secured notes due in 2015 (see below) and terminated the related future loan commitments.

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

Hologic Agreement

The Company entered into an Amendment No. 1 to the Original Agreement with Hologic on January 8, 2010. On February 4, 2011, the Company entered into an Amendment No. 2 to the Original Agreement.

The amendments set forth in Amendment No. 2 reduced the payment to be made on the Transfer Date to $12,500 and revised the schedule for making the remaining payments of $107,500.

Under the revised payment provisions set forth in Amendment No. 2, after the $12,500 payment on the Transfer Date and a subsequent $12,500 payment twelve months after the Approval Date, the Company has the right to elect between the following two alternate payment schedules for the remaining payments:

Payment Schedule 1:

•

A $45,000 payment 18 months after the Approval Date, plus a royalty equal to 5% of net sales of Makena™ made during the period from 12 months after the Approval Date to the date the $45,000 payment is made;

•	A $20,000 payment 21 months after the Approval Date;

•	A $20,000 payment 24 months after the Approval Date; and

•	A $10,000 payment 27 months after the Approval Date.

The royalties will continue to be calculated subsequent to the $45,000 milestone payment but don’t have to be paid as long as the Company makes subsequent milestone payments when due.

Payment Schedule 2:

•

A $7,308 payment 18 months after the Approval Date, plus a royalty equal to 5% of net sales of Makena™ made during the period from 12 months after the Approval Date to 18 months after the Approval Date;

•	A $7,308 payment for each of the succeeding twelve months;

•	A royalty payable 24 months following the Approval Date equal to 5% of net sales of Makena™ made during the period from 18 months after the Approval Date to 24 months after the Approval Date; and

•	A royalty payable 30 months following the Approval Date equal to 5% of net sales of Makena™ made during the period from 24 months after the Approval Date to 30 months after the Approval Date.

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

Pursuant to the Indenture governing the 2011 Notes, the Company agreed to make the $45,000 payment under Payment Schedule 1 and agreed to certain other restrictions on its ability to amend the payment schedules.

Private Placement of Class A Common Stock

On February 14, 2011, the Company announced that it entered into a definitive agreement with a group of institutional investors to raise approximately $32,300 of gross proceeds from a private placement of 9,950 shares of its Class A Common Stock at $3.25 per share. The transaction closed on February 17, 2011. The Company used $20,000 of the proceeds from the financing to repay certain outstanding amounts and other outstanding obligations under its credit agreement with the Lenders. The remaining amount will be used for the launch of Makena™, payment of expenses associated with the transaction and general corporate purposes.

The Company will be required to pay certain cash amounts as liquidity damages of 1.5% of the aggregate purchase price of the shares that are registerable securities per month if it does not meet certain obligations under the agreement with respect to the registration of shares.

Private Placement of 12% Senior Secured Notes

On March 17, 2011, the Company completed a private placement with a group of institutional investors of $225,000 aggregate principal amount of 12% Senior Secured Notes due 2015 (the “2011 Notes”).

The 2011 Notes bear interest at an annual rate of 12% per year, payable semiannually in arrears on March 15 and September 15 of each year, commencing September 15, 2011. The 2011 Notes will mature March 15, 2015. At any time prior to March 15, 2013, the Company may redeem up to 35% of the aggregate principal amount of the 2011 Notes at a redemption price of 112% of the principal amount of the 2011 Notes, plus accrued and unpaid interest to the redemption date, with the net cash proceeds of one or more equity offerings. At any time prior to March 15, 2013, the Company may redeem all or part of the 2011 Notes at a redemption price equal to (1) the sum of the present value, discounted to the redemption date, of (i) a cash payment to be made on March 15, 2013 of 109% of the principal amount of the 2011 Notes, and (ii) each interest payment that is scheduled to be made on or after the redemption date and on or before March 15, 2013, plus (2) accrued and unpaid interest to the redemption date. At any time after March 15, 2013 and before March 15, 2014, the Company may redeem all or any portion of the 2011 Notes at a redemption price of 109% of the principal amount of the 2011 Notes, plus accrued and unpaid interest to the redemption date. At any time after March 15, 2014, the Company may redeem all or any portion of the 2011 Notes at a redemption price of 100% of the principal amount of the 2011 Notes, plus accrued and unpaid interest to the redemption date. The 2011 Notes are secured by the assets of the Company and certain assets of its subsidiaries.

After an original issue discount of 3%, the Company received proceeds of $218,300 which were used to fund a one year interest reserve totaling $27,000, repay all existing obligations to U.S. Healthcare I, L.L.C. and U.S. Healthcare II, L.L.C. totaling approximately $61,100 and pay fees and expenses associated with the Notes Offering of approximately $10,000. In connection with these payments, the Company also terminated all future loan commitments with U.S. Healthcare I, L.L.C. and U.S. Healthcare II, L.L.C. The remaining proceeds, totaling approximately $120,000 will be used for general corporate purposes, including the launch of Makena™.

The 2011 Notes were offered only to accredited investors pursuant to Regulation D under the Securities Act of 1933, as amended.

FDA inspections of KV

In February 2011, the FDA conducted an inspection with respect to the Company’s Clindesse® product and issued a Form 483 with certain observations. On February 28, 2011, the Company filed its responses with the FDA with respect to such observations. In March 2011, the FDA conducted an inspection with respect to adverse events. The inspection was completed without any observations being issued by the FDA.

Generics Business

Management has committed to a plan to exit the Company’s generic’s business. The Company will record its generics business as discontinued operations in the quarter ending March 31, 2011.

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

These risks, uncertainties and other factors are under Part II, Item 1A—“Risk Factors” and above under the caption “CAUTIONARY NOTES REGARDING FORWARD-LOOKING STATEMENTS”. In addition, the following discussion and analysis of financial condition and results of operations, should be read in conjunction with the consolidated financial statements, the related notes to consolidated financial statements and Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2010 (“2010 Form 10-K”), and the unaudited interim consolidated financial statements and related notes to unaudited interim consolidated financial statements included in Part I, Item 1 of this Report. Information provided herein for periods after September 30, 2010 is preliminary. As such, this information is not final or complete, and remains subject to change, possibly materially.

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

As more fully described in our 2010 Form 10-K certain events occurred during fiscal year 2009 and 2010 which had a material adverse effect on our financial results for the fiscal year ended March 31, 2010 and continue to have an effect for the three and six-month period ended September 30, 2010.

On February 3, 2011, we were informed that the U.S. Food and Drug Administration (“FDA”) granted approval for Makena™. The Company has contracted with a third party to manufacture Makena™.

We continue to work closely with the FDA to return approved products to the market.

Discontinuation of Manufacturing and Distribution; Product Recalls; and the FDA Consent Decree

As more fully described in our 2010 Form 10-K, we have suspended manufacturing and shipment of products, except for products we distribute, but do not manufacture and which we do not generate a significant amount of revenue. In addition, we entered into a consent decree with the FDA regarding our drug manufacturing and distribution. As part of the consent decree we have agreed not to directly or indirectly do or cause the manufacture, process, packing, holding, introduction or delivery for introduction into interstate commerce at or from any of our facilities of any drug, until we have satisfied certain requirements designed to demonstrate compliance with the FDA’s current good manufacturing practice (“cGMP”) regulations. We have begun the process for resumption of product shipment and during the third quarter of 2010 began shipping our first product reintroduced to the market, Potassium Chloride ER Capsules.

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

Workforce Reduction and Cost Conservation Actions

On March 30, 2010, we committed to a plan to reduce our employee workforce from 682 to 394 employees. On March 31, 2010, we implemented the plan. On February 25, 2011, the Company further reduced its workforce by 11 and laid off an additional 41 employees. On February 28, 2011, the size of our workforce was approximately 300 employees. The reduction in our workforce is a part of our efforts to conserve our cash and financial resources while we continue working with the FDA to return approved products to market.

On September 13, 2010, we implemented a mandatory salary reduction program for all exempt personnel, ranging from 15% to 25% of base salary, in order to conserve our cash and financial resources. In March 2011, the salaries of exempt personnel were reinstated.

Results of Operations

Net revenues for the three months ended September 30, 2010 increased $0.1 million, or 1.7%, as compared to the three months ended September 30, 2009. The increase in net sales was primarily due to increased sales of Evamist®. Net revenues for the six months ended September 30, 2010 decreased $2.9 million, or 30.0%, as compared to the six months ended September 30, 2009. The decrease in net revenues for year-to-date September 2010 compared to year-to-date 2009 was primarily a result of licensing revenue we earned in the first quarter of 2009 in the amount of $3.5 million.

Operating expenses for the three and six months ended September 30, 2010 decreased $15.8 million or 35.6%, and $29.6 million, or 32.8% as compared to the three and six months ended September 30, 2009, respectively. The decrease in operating expenses was primarily due to decreases in personnel costs, branded marketing and promotion expense, litigation and governmental inquiry costs related to actual and probable legal settlements and government fines, selling and administrative, restructuring and research and development expenses. In addition, during the three months ended June 30, 2010, the Company recognized a gain on sale of certain intellectual property and other assets related to our ANDA, submitted with the FDA for the approval to engage in the commercial manufacture and sale of 1gm/10mL sucralfate suspension of $11.0 million.

Net Revenues by Segment

	Three Months Ended September 30,			Change		Six Months Ended September 30,		Change
($ in thousands):	2010	2009		$	%	2010	2009	$	%
Branded products	$3,200	$2,570		$630	24.5%	$7,222	$8,222	$(1,000)	(12.2)%
as % of net revenues	96.8%	79.	%			108.1%	86.1%
Specialty generics/non-branded	107	682		(575)	(84.3)%	(539)	1,318	(1,857)	(140.9)%
as % of net revenues	3.2%	21.	%			(8.1)%	13.8%
Other	—	—		—	#DIV/0!	—	7	(7)	(100.0)%

Total net revenues	$3,307	$3,252		$55	1.7%	$6,683	$9,547	$(2,864)	(30.0)%

Net revenues for branded products in the three and six months ended September 30, 2010 and 2009 were primarily comprised of Evamist® and license revenue recorded in the first quarter of 2009. The increase in net revenue for the quarter ended September 30, 2010 compared to quarter ended September 30, 2009 was due to sales of Evamist®, which included higher selling prices and volumes. The increase in the second quarter was also due to sales of Micro-K which we began shipping in September 2010.

The decreases in branded products net revenue in the six months ended September 30, 2010 as compared to the six months ended September 30, 2009 was primarily due to $3.5 million recorded during the first quarter of 2009 as license revenue related to the transfer of certain existing product registrations, manufacturing technology and intellectual property rights. Excluding the license revenue, net revenues were $4.7 million for the six months ended September 2009. The increase in branded product net revenue, excluding the license revenue, was due to Evamist® which had both higher volumes and average selling prices in the six months ended September 30, 2010 compared to six months ended September 30, 2009. In addition, the year-to-date increase was also attributed to Micro-K which we began shipping in September 2010.

The decrease in specialty generics/non-branded revenues for the quarter ended September 30, 2010 compared to the quarter ended September 30, 2009 was due primarily to a decrease in sales of products that were not significant to the Company.

The decrease in specialty generics/non-branded revenues for the six month period ended September 30, 2010 compared to the six month period ended September 30, 2009 was due primarily to an increase in the estimate for gross to net reserves for products previously sold.

Gross Profit (Loss) by Segment

	Three Months Ended September 30,		Change		Six Months Ended September 30,		Change
($ in thousands):	2010	2009	$	%	2010	2009	$	%
Branded products	$2,776	$2,004	$772	38.5%	$6,265	$7,164	$(899)	(12.5)%
as % of segment net revenues	86.8%	78. %			86.7%	87.1%
Specialty generics/non-branded	105	(43)	148	(344.2)%	(541)	132	(673)	(509.8)%
as % of segment net revenues	98.1%	(6.3)%			100.4%	10. %
Other	(8,401)	(13,881)	5,480	(39.5)%	(17,976)	(26,546)	8,570	(32.3)%

Total gross profit (loss)	$(5,520)	$(11,920)	$6,400	(53.7)%	$(12,252)	$(19,250)	$6,998	(36.4)%
as % of total net revenues	(166.9)%	(366.5)%			(183.3)%	(201.6)%

The increase in gross profit for branded products in the three months ended September 30, 2010 compared to the three months ended September 30, 2009 was primarily related to increased sales of Evamist® and Micro-K, which began shipping in September 2010. The decrease in gross profit for branded products for the six months ended September 30, 2010 compared to the six months ended September 30, 2009 was primarily related to $3.5 million license revenue. Excluding the license revenue, gross profit was $3.7 million for the six months ended September 30, 2009. Excluding the license revenue, the gross profit increased by $2.6 million due to

Evamist® realizing much better margins from higher selling prices and increase in Evamist® sales. Also, we began selling Micro-K in September 2010 at a profit.

The increase in specialty generics/non branded revenues in the quarter ended September 30, 2010 compared to the quarter ended September 30, 2009 was due primarily to sales of products not significant to the Company.

The decrease in specialty generics/non branded revenues in the six months ended September 30, 2010 compared to the six months ended September 30, 2009 was due primarily to an increase in the estimates for gross to net reserves for product previously sold.

The “Other” category reflected above includes the impact of contract manufacturing revenues, pricing and products variance and changes in inventory reserves associated with production. Since we did not produce product during the three and six month periods ended September 30, 2010, labor and overhead expenses are recognized directly into cost of sales. The lower gross loss is primarily due to lower personnel cost due to restructuring activities. All production expenses were expensed as incurred.

Research and Development

	Three Months Ended September 30,		Change		Six Months Ended September 30,		Change
($ in thousands):	2010	2009	$	%	2010	2009	$	%
Research and development	$5,714	$6,545	$(831)	(12.7)%	$12,763	$17,454	$(4,691)	(26.9)%
as % of net revenues	172.8%	201.3%			191.0%	182.8%

Research and development expenses consist mainly of personnel-related costs and preclinical tests for proposed branded products, clinical studies to determine the safety and efficacy of proposed branded products, and material used in research and development activities. The decrease in research and development expense of $0.8 million and $4.7 million for the three and six month period ended September 30, 2010, respectively, as compared to the three and six month period ended September 30, 2009 was primarily due to lower personnel costs associated with the reduction in our work force discussed above that occurred in the fourth quarter of fiscal year 2010 and lower costs associated with the testing of drugs under development. The number of our research and development personnel was 56% lower at September 30, 2010, as compared to September 30, 2009.

Selling and Administrative

	Three Months Ended September 30,		Change		Six Months Ended September 30,			Change
($ in thousands):	2010	2009	$	%	2010		2009	$	%
Selling and administrative	$22,755	$33,623	$(10,868)	(32.3)%	$50,122		$67,912	$(17,790)	(26.2)%
as % of net revenues	688.1%	1,033.9%			750.	%	711.3%

The decrease in selling and administrative expense (S &A) for the three months ended September 30, 2010 compared to the three months ended September 30 2009 resulted primarily from the net impact of the following:

•	$4.2 million decrease in personnel expenses due to the substantial reduction of our workforce in March, 2010;

•	$2.6 million decrease in legal fees due to decrease in litigation activity;

•	$2.4 million decrease in branded and non-branded product marketing expenses due to the discontinuation of various products;

•

$2.0 million decrease in FDA review expenses due to a decrease in litigation activity coupled with the steps taken by us in connection with the FDA’s inspectional activities, the consent decree, litigation and governmental inquiries;

•

Included in selling and administrative expenses was amortization expense of $1.2 million in 2010 compared to amortization expense of $2.9 million in 2009, respectively. The decrease in amortization expense was due to the $82.3 million impairment charge recorded in fiscal year 2010 for Evamist, Mico-K and our Manufacturing, Distribution & Packaging asset group and is more fully described in our 2010 Form 10-K;

•	$3.2 million increase in outside service expense due to the increased due diligence expenses associated with financing activities; and

•	The remaining $1.2 million decrease is due to other non-significant changes in other Selling and Administrative line items

The decrease in S&A for the six months ended September 30, 2010 compared to the six months ended September 30 2009 resulted primarily from the net impact of the following:

•	$4.0 million decrease in personnel expenses due to the substantial reduction of our workforce in March, 2010;

•	$2.6 million decrease in legal fees due to decrease in litigation activity

•	$3.7 million decrease in branded and non-branded product marketing expenses due to the discontinuation of various products;

•

$5.7 million decrease in FDA review expenses due to a decrease in litigation activity coupled with the steps taken by us in connection with the FDA’s inspectional activities, the consent decree, litigation and governmental inquiries;

•

Included in selling and administrative expenses is amortization expense of $2.5 million in 2010 compared to amortization expense of $5.9 million in 2009, respectively. The $3.4 million decrease in amortization expense was due to the $82.3 million impairment charge recorded in fiscal year 2010;

•	Included in selling and administrative expenses for the six months ended September 30, 2009 is restructuring expense of $0.5 million;

•	$3.6 million increase in outside service expense due to the increased due diligence expenses associated with financing activities; and

•	The remaining $1.5 million decrease is due to other non significant changes in other Selling and Administrative line items.

We test the carrying value of long-lived assets for impairment at least annually and also assess and evaluate on a quarterly basis if any events have occurred which indicate the possibility of impairment. During the assessment as of September 30, 2010, we did not identify any events that were indicative of impairment. However, any significant changes in actual future results from the assessment used to perform the quarterly evaluation, such as lower sales, increases in production costs, technological changes or decisions not to produce or sell products, could result in impairment or change in expected proceeds from the sales of our businesses at a future date (see Note 2—“Basis of Presentation” of the Notes to the Consolidated Financial Statements in this Report).

Loss (Gain) on Sale of Assets

	Three Months Ended September 30,		Change		Six Months Ended September 30,		Change
($ in thousands):	2010	2009	$	%	2010	2009	$	%
Loss (gain) on sale of assets	$62	$—	$62	N/A	$(10,938)	$—	$(10,938)	N/A
as % of net revenues	1.9%	0.0%			(163.7)%	0.0%

On May 7, 2010, we received $11.0 million in cash proceeds, and a right to receive an additional payment of $2.0 million based on the occurrence of certain events, from the sale of certain intellectual property and other assets related to our ANDA to engage in the commercial manufacture and sale of 1gm/10mL sucralfate suspension. All activities related to the intellectual property were expensed as incurred resulting in a gain equal to the cash proceeds received.

Litigation and Governmental Inquiries, net

	Three Months Ended September 30,			Change		Six Months Ended September 30,		Change
($ in thousands):	2010		2009	$	%	2010	2009	$	%
Litigation and governmental inquiries	$66		$4,243	$(4,177)	(98.4)%	$8,653	$4,853	$3,800	78.3%
as % of net revenues	2.	%	130.5%			129.5%	50.8%

The decrease in expense of $4.2 million for the three months ended September 30, 2010 compared to the three months ended September 30, 2009 was primarily related to an increase in the estimated settlement related to the HHS OIG matter during the three months ended September 30, 2009 (see Note 16—“Commitments and Contingencies” of the Notes to the Consolidated Financial Statements in this Report for more information regarding litigation and governmental inquiries).

The increase in expense of $3.8 million for the six months ended September 30, 2010 compared to the six months ended September, 30 2009 was primarily related to the HHS OIG matter and for various pending legal cases.

Interest Expense, net and other

	Three Months Ended September 30,		Change		Six Months Ended September 30,		Change
($ in thousands):	2010	2009	$	%	2010	2009	$	%
Interest expense, net	$2,006	$1,721	$285	16.6%	$4,401	$2,526	$1,875	74.2%

Interest expense, net and other includes interest expense, interest income and other income and expense items. The increase in interest expense, net of $0.3 million for the three months ended September 30, 2010 as compared to the three months ended September 30, 2009 resulted primarily from lower interest earning investments primarily related to the sale of our ARS to CGMI in January 2010.

The increase of $1.9 million in interest expense, net and other, for year-to-date September 30, 2010 compared to year-to-date September 30, 2009, was due to the recognition of a foreign currency transaction gain of approximately $0.6 million in the prior year, a gain of $0.4 million related to an investment for the three months ended September 30, 2009 and a loss on the cash surrender value of life insurance policy of $0.5 million in the three months ended September 30, 2010 as well as lower interest earning investments.

Income Tax Provision (Benefit)

	Three Months Ended September 30,		Change		Six Months Ended September 30,		Change
($ in thousands):	2010	2009	$	%	2010	2009	$	%
Income tax provision (benefit)	$628	$(1,318)	$1,946	(147.6)%	$(51)	$351	$(402)	(114.5)%
Effective tax rate	(1.7)%	2.3%			.1%	(0.3)%

The provision for income taxes for the three months ended September 30, 2010 was primarily due to the timing of certain deferred tax liabilities which are not scheduled to reverse within the applicable carry forward periods for deferred tax assets offset by a valuation allowance adjustment reflected in continuing operations. The benefit for income taxes for the six months ended September 30, 2010 was primarily due to a valuation allowance adjustment reflected in continuing operations due to the ability to consider income from discontinued operations in the evaluation of the valuation allowance offset by the timing of certain deferred tax liabilities which are not scheduled to reverse within the applicable carry forward periods for deferred tax assets.

The benefit for income taxes for the three months ended September 30, 2009 was primarily the result of income tax expense being charged against income from discontinued operations, which resulted in a benefit being recorded for continuing operations. The provision for income taxes for the six months ended September 30, 2009 was primarily due to the timing of certain deferred tax liabilities which are not scheduled to reverse within the applicable carry forward periods for deferred tax assets. We recorded a valuation allowance in all periods which offset the tax benefits associated with the net losses for the same periods.

Discontinued Operations

	Three Months Ended September 30,		Change		Six Months Ended September 30,		Change
($ in thousands):	2010	2009	$	%	2010	2009	$	%
Income from discontinued operations	$2,233	$2,696	$(463)	(17.2)%	$2,211	$3,357	$(1,146)	(34.1)%
Gain on sale of discontinued operations	$—	$—	$—	N/A	$5,874	$—	$5,874	N/A

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

Liquidity and Capital Resources

Cash and cash equivalents and working capital (deficiency) were $25.7 million and $(119.2 million), respectively, at September 30, 2010, compared to $60.7 million and ($81.1 million), respectively, at March 31, 2010. Working capital is defined as total current assets minus total current liabilities. Working capital decreased primarily due to decreases in net current assets held for sale of $7.3 million and cash and cash equivalents of $35.0 million, offset by decreases in accounts payable of $12.4 million and accrued liabilities of $11.9 million. The decrease in accounts payable was primarily due to timing of payment to our vendors. The decrease in accrued liabilities was due to payments associated with product recall processing fees, litigation settlements and legal and consulting fees associated with the FDA consent decree and governmental inquiries and reduction in headcount.

For the six months ended September 30, 2010, net cash used in operating activities of $91.7 million resulted primarily from decreases in accounts payable and accrued liabilities which was primarily driven by recall-related costs (including product costs, product returns, failure to supply claims and third-party processing fees) processed in the current year and the decline in sales-related reserves that are classified as accrued liabilities which was primarily driven by the cessation of all of our manufacturing operations which occurred in the fourth quarter of fiscal year 2009. This was further coupled with a net loss of $69.1 million, adjusted for non-cash items, partially offset by the receipt of tax refunds and the decrease in receivables, net.

For the six months ended September 30, 2010, net cash flow provided by investing activities of $38.9 million included the $11.0 million cash proceeds pursuant to the sale of Sucralfate and $22.0 million related to the sale of PDI, net of fees and the amount held in escrow.

For the six months ended September 30, 2010, net cash provided by financing activities of $17.7 million resulted primarily from proceeds of $20 million received from U.S. Health Care I, L.L.C. and U.S.Healthcare II, L.L.C.

At September 30, 2010, our investment securities included $70.3 million in principal amount of auction rate securities (“ARS”). Consistent with our investment policy guidelines, the ARS held by us are AAA-rated securities with long-term nominal maturities secured by student loans which are guaranteed by the U.S. Government. Liquidity for the ARS is typically provided by an auction process which allows holders to sell their notes and resets the applicable interest rate at pre-determined intervals, typically between seven to 35 days. However, with the liquidity issues experienced in global credit and capital markets, the ARS experienced failed auctions beginning in February 2008 and throughout fiscal years 2009 and 2010. An auction failure means that the parties wishing to sell their securities could not be matched with an adequate volume of buyers. The securities for which auctions have failed continue to accrue interest at the contractual rate and continue to be auctioned every seven, 14, 28 or 35 days, as the case may be, until the auction succeeds, the issuer calls the securities, or they mature. (See Note 7—“Investment Securities” of the Notes to the Consolidated Financial Statements included in this Report for more information regarding the settlement agreement and the proceeds received in connection therewith.)

Our debt balance, including current maturities, was $314.9 million at September 30, 2010, compared to $297.1 million at March 31, 2010. The balance included a $60.2 million collateralized obligation related to our ARS.

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

Since we received the Waiver Letter for the loan requirements as to which we were not in compliance, the mortgage debt obligation that remained outstanding under the mortgage arrangement was classified as a long-term liability at September 30, 2010 and March 31, 2010.

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

In September we entered into an agreement with U.S. Health Care I, L.L.C. and U.S. Health Care II, L.L.C., affiliates of Centerbridge Partners L.P. (See Note 18 – “Subsequent Events” for a description of the new financing with affiliates of Centerbridge Partners L.P. and $32.0 million a private placement of Class A Common Stock.)

In December 2005, we entered into a financing arrangement with St. Louis County, Missouri related to expansion of our operations in St. Louis County. Up to $135.5 million of industrial revenue bonds could have been issued to us by St. Louis County relative to capital improvements made through December 31, 2009. This agreement provides that 50% of the real and personal property taxes on up to $135.5 million of capital improvements will be abated for a period of ten years subsequent to the property being placed in service. Industrial revenue bonds totaling $129.9 million were outstanding at September 30, 2010 and March 31, 2010, respectively. The industrial revenue bonds are issued by St. Louis County to us upon our payment of qualifying costs of capital improvements, which are then leased by us for a period ending December 1, 2019, unless earlier terminated. We have the option at any time to discontinue the arrangement and regain full title to the abated property. The industrial revenue bonds bear interest at 4.25% per annum and are payable as to principal and interest concurrently with payments due under the terms of the lease. We have classified the leased assets as property and equipment and have established a capital lease obligation equal to the outstanding principal balance of the industrial revenue bonds. Lease payments may be made by tendering an equivalent portion of the industrial revenue bonds. As the capital lease payments to St. Louis County may be satisfied by tendering industrial revenue bonds (which is our intention), the capital lease obligation, industrial revenue bonds and related interest expense and interest income, respectively, have been offset for presentation purposes in the consolidated financial statements.

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

The assessment of our ability to continue as a going concern was made by management considering, among other factors: (i) the timing and number of approved products that will be reintroduced to the market and the related costs; (ii) the suspension of shipment of all products manufactured by us and the requirements under the consent decree with the FDA; (iii) the possibility that we may need to obtain additional capital despite the senior loan we were able to obtain in March 2011 (see Note 18- “Subsequent Events”); (iv) the potential outcome with respect to the governmental inquiries, litigation or other matters described in Note 16—“Commitments and Contingencies” of the Notes to the Consolidated Financial Statements included in this Quarterly Report on Form 10-Q; and (v) our ability to comply with debt covenants. Our assessment was further affected by our fiscal year 2010 net loss of $283.6 million, our six month ended September 30, 2010 net loss of $69.1 million and the outstanding balance of cash and cash equivalents of $25.7 and $60.7 million as of September 30, 2010 and March 31, 2010, respectively. For periods subsequent to September 30, 2010, we expect losses to continue because we are unable to generate any significant revenues from more of our own manufactured products until we are able to resume shipping more of our approved products and until after we are able to start sales of Makena™ which was approved by the FDA in February 2011. We received notification from the FDA on September 8, 2010 of approval to ship into the marketplace the first product approved under the consent decree, i.e., Potassium Chloride ER Capsule. We resumed shipment of extended release potassium chloride capsule, Micro-K® 10mEq and Micro-K® 8mEq, in September 2010 and resumed shipments of generic version Potassium Chloride ER Capsule in December 2010. We are continuing to prepare other products for FDA inspection and do not expect to resume shipping other products until fiscal year 2012, at the earliest. In addition, we must meet ongoing operating costs as well as costs related to the steps we are currently taking to prepare for introducing and reintroducing other approved products to the market. If we are not able to obtain the FDA’s clearance to resume manufacturing and distribution of more of our approved products in a timely manner and at a reasonable cost, or if revenues from the sale of approved products introduced or reintroduced into the market place prove to be insufficient, our financial position, results of operations, cash flows and liquidity will continue to be materially adversely affected. These conditions raise substantial doubt about our ability to continue as a going concern.

Based on current financial projections, we believe the continuation of our Company as a going concern is primarily dependent on our ability to address, among other factors: (i) the successful launch and product sales of MakenaTM, which was approved by the FDA in February 2011; (ii) the timing, number and revenue generation of approved products that will be introduced or reintroduced to the market and the related costs; (iii) the suspension of shipment of all products manufactured by us and the requirements under the consent decree with the FDA (other than the Potassium Chloride ER Capsule, including Micro-K® 10mEq and Micro-K® 8mEq, products that are the subject of the FDA notification letter discussed above); (iv) the possibility that we will need to obtain additional capital. See Note 18 – “Subsequent Events” of the Notes to the Consolidated Financial Statements in this Report for an update; (v) the potential outcome with respect to the governmental inquiries, litigation or other matters described in Note 16— “Commitments and Contingencies” of the Notes to the Consolidated Financial Statements included in this Report; and (vi) compliance with our debt covenants. While we address these matters, we must continue to meet expected near-term obligations, including normal course operating cash requirements and costs associated with introducing or reintroducing approved products to the market (such as costs related to our employees, facilities and FDA compliance), remaining payments associated with the acquisition and retention of the rights to Makena™ (see Note 5— “Acquisitions” of the Notes to the Consolidated Financial Statements included in this Report), the financial obligations pursuant to the plea agreement), costs associated with our legal counsel and consultant fees, as well as the significant costs, such as legal and consulting fees, associated with the steps taken by us in connection with the consent decree and the litigation and governmental inquiries. If we are not able to obtain the FDA’s clearance to resume manufacturing and distribution of certain or many of our approved products in a timely manner and at a reasonable cost and/or if we are unable to successfully launch and commercialize Makena™, and/or if we experience adverse outcomes with respect to any of the governmental inquiries or litigation described in Note 16—“Commitments and Contingencies” of the Notes to the Consolidated Financial Statements included in this Report, our financial position, results of operations, cash flows and liquidity will continue to be materially adversely affected. See Item 1A—“Risk Factors” included in this Report regarding additional risks we face with respect to these matters.

In the near term, we are focused on the following: (i) continuing for the commercial launch of Makena™; (ii) meeting the requirements of the consent decree, which will allow our approved products to be reintroduced to the market (other than the Potassium Chloride ER Capsule product, including Micro-K® 10mEq and Micro-K® 8mEq, products that are the subject of the FDA notification letter previously discussed); and (iii) evaluating strategic alternatives with respect to Nesher; and (iv) pursuing various means to minimize operating costs and increase cash. Since September 30, 2010, we have generated non-recurring cash proceeds to support our on-going operating and compliance requirements from the agreement with U.S. Healthcare I, L.L.C. and U.S. Healthcare II, L.L.C. for a $60.0 million loan, $32.0 million sale of our Class A Common Stock and private debt placement of $225 million aggregate principal amount of 12% Senior Secured Notes due in 2015 (see Note 18—“Subsequent Events”) in March 2011 (a portion of which was used to repay all existing obligations under the agreement with U.S. Healthcare I, L.L.C. and U.S. Healthcare II, L.L.C.). While these cash proceeds are expected to be sufficient to meet near term cash requirements, we are pursuing ongoing efforts to increase cash, including, but not limited to the continued implementation of cost savings, exploration of strategic alternatives with respect to Nesher and the assets and operations of our generic products business and other assets and the return of certain of our approved products to market in a timely manner or at all (other than the Potassium Chloride ER Capsule, including Micro-K® 10mEq and Micro-K® 8mEq products that are the subject of the FDA notification letter previously discussed). We cannot provide assurance that we will be able to realize the cost reductions we anticipate from reducing our operations or our employee base, that some or many of our approved products can be returned to the market in a timely manner, that our higher profit approved products will return to the market in the near term or that we can obtain additional cash through asset sales, a successful commercial launch of Makena™ or other means. If we are unsuccessful in our efforts to introduce or return our products to market, or if needing to sell assets and raise additional capital in the near term, we will be required to further reduce our operations, including further reductions of our employee base, or we may be required to cease certain or all of our operations in order to offset the lack of available funding.

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

Current and Anticipated Liquidity Position

At December 31, 2010, we had approximately $31 million in cash and cash equivalents. The cash balances at December 31, 2010 includes remaining loan availability that was provided under loan agreements entered into on September 13, 2010 and November 17, 2010, respectively, with the Lenders (see Note 18—“Subsequent Events” of the Notes to the Consolidated Financial Statements included in this Report).

At December 31, 2010, we had $294.3 million of outstanding debt, consisting of $200.0 million principal amount of Notes, the remaining principal balance of a $43.0 million mortgage loan, $20.0 million principal amount of the loan entered into with the Lenders in September 2010 (the loan was paid off in November 2010) and $60.0 million principal amount of the loan entered into with the Lenders in November 2010. See discussion above in this section for more information on our indebtedness.

On February 14, 2011, the Company announced that it entered into a definitive agreement with a group of institutional investors to raise approximately $32.3 million of gross proceeds from a private placement of 9,950,000 shares of its Class A Common Stock at $3.25 per share. The transaction closed on February 17, 2011. The Company used $20.0 million of the proceeds from the financing to repay certain outstanding amounts and other outstanding obligations under its credit agreement with the Lenders. The remaining amount will be used for the launch of Makena™ and payment of expenses associated with the transaction and general corporate purposes. Additionally, the Company entered into an amendment to the Original Agreement with Hologic on January 8, 2010 (“Amendment No. 1”). On February 4, 2011, the Company entered into a second amendment (“Amendment No. 2”) to the Original Agreement.

The amendments set forth in Amendment No. 2 reduced the payment to be made on the Transfer Date to $12.5 million and revised the schedule for making the remaining payments of $107.5 million.

Under the revised payment provisions set forth in Amendment No. 2, after the $12.5 million payment made on February 10, 2011and a subsequent $12.5 million payment twelve months after the Approval Date, the Company has the right to elect between the following two alternate payment schedules for the remaining payments:

Payment Schedule 1:

•

A $45.0 million payment 18 months after the Approval Date, plus a royalty equal to 5% of net sales of Makena™ made during the period from 12 months after the Approval Date to the date the $45.0 million payment is made;

•	A $20.0 million payment 21 months after the Approval Date;

•	A $20.0 million payment 24 months after the Approval Date;

•	A $10.0 million payment 27 months after the Approval Date; and

The royalties will continue to be calculated subsequent to the $45.0 million milestone payment but do not have to be paid as long as we make subsequent milestone payments when due.

Payment Schedule 2:

•

A $7.3 million payment 18 months after the Approval Date, plus a royalty equal to 5% of net sales of Makena™ made during the period from 12 months after the Approval Date to 18 months after the Approval Date;

•	A $7.3 million payment for each of the succeeding twelve months;

•	A royalty payable 24 months following the Approval Date equal to 5% of net sales of Makena™ made during the period from 18 months after the Approval Date to 24 months after the Approval Date; and

•	A royalty payable 30 months following the Approval Date equal to 5% of net sales of Makena™ made during the period from 24 months after the Approval Date to 30 months after the Approval Date.

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

Pursuant to the Indenture governing the 2011 Notes, the Company agreed to make the $45,000 payment under Payment Schedule 1 and agreed to certain other restrictions on its ability to amend the payment schedules.

During the quarter ended December 31, 2010, our cash operating outlays were approximately $45 million. Of this amount, approximately $27 million related to on-going expenses and approximately $10 million related to debt service payments, inventory build and capital expenditures. The remainder of the cash expenditures totaling approximately $8 million related to costs related to our FDA compliance consultants and other costs. Offsetting our cash operating expenses during the quarter ended December 31, 2010, were cash inflows of approximately $52 million. Of this amount, approximately $40 million resulted from the net proceeds of the Bridge Loan, approximately $7 million resulted from the collection of legal settlements with Strides with the remaining coming from the collection of other legal settlements, approximately $4 million resulted from the collection of customer receivables and other miscellaneous receipts.

On March 17, 2011 we completed a private placement with a group of institutional investors (the “Notes Offering”) of $225 million aggregate principal amount of 12% Senior Secured Notes due 2015 (the “2011 Notes”) that generated approximately $218.3 million of net proceeds (see Note 18—”Subsequent Events” included in this Report). The proceeds from the 2011 Notes were used to repay existing obligations to U.S. Healthcare I, L.L.C. and U.S. Healthcare II, L.L.C. of approximately $61 million (which amount includes an applicable make-whole premium), establish a one year interest reserve for the 2011 Notes totaling $27 million, and pay fees and expenses associated with the 2011 Notes of approximately $10 million. In connection with these payments, the Company also terminated all future loan commitments with U.S. Healthcare I, L.L.C. and U.S. Healthcare II, L.L.C. Net cash provided to the Company from the Notes Offering, after payment of the items noted above, was approximately $120 million. The Notes were offered only to accredited investors pursuant to Regulation D under the Securities Act of 1933, as amended.

Excluding payment of the items noted above with respect to the 2011 Notes, we project that during the quarter ending March 31, 2011 our cash outlays will total approximately $50 million to $60 million, which includes a $12.5 million milestone payment made to Hologic on February 10, 2011 for the transfer of MakenaTM to the Company subsequent to its FDA approval on February 3, 2011. Of the remaining expected cash operating expenditures of approximately $38 million to $48 million, approximately $28 million to $35 million relate to on-going operating expenses, approximately $3 million to $4 million relate to debt service payments and approximately $2 million to $3 million relate to legal and customer settlement payments. The remainder of the projected cash expenditures totaling approximately $5 million to $6 million is for costs related to our FDA compliance and other compliance related costs. Of the costs described above for on-going operating expenses, legal and customer settlement payments and FDA compliance and other compliance related costs, we estimate that approximately 25% to 30% relates to our generics business and 70% to 75% relates to our branded business and corporate related costs. We currently project that during the quarter ending March 31, 2011, these cash operating expenses will be offset by $10 million of net proceeds from private placement completed on February 17, 2011 and $10 million to $20 million from the collection of customer receivables and the monetization of certain non-core assets. Including the net cash provided from the Notes Offering, we expect that our cash balance at March 31, 2011 will be in the range of $125 million to $135 million.

The Company used the proceeds from the 2011 Notes to repay in full the Company’s outstanding obligations under its credit agreement with U.S. Healthcare I, L.L.C. and U.S. Healthcare II, L.L.C. (including the payment of related premiums) and terminate the related future loan commitments with U.S. Healthcare I, L.L.C. and U.S. Healthcare II, L.L.C., to establish an escrow reserve for one year of interest payments on the 2011 Notes and for general corporate purposes.

For periods subsequent to March 31, 2011, we expect that our cash operating outlays, excluding milestone payments to Hologic and scheduled payments to the Department of Justice, will continue in the range noted above until we are able to divest the generics business. Our future cash inflows will be generated primarily from collection of customer receivables and loan proceeds. The majority of our cash inflow from customer collections for periods beyond March 31, 2011 is expected to be derived from sales of MakenaTM , which we currently expect to begin shipping in March 2011. Other collections from customer receivables will come from on-going sales of Evamist® and sales of both the branded and generic versions of Potassium Chloride ER capsules. We also expect to return Clindesse® and Gynazole-1® to the market during fiscal 2012. However, we are currently unable to predict the amount or timing of collections from sales of our products for periods beyond March 31, 2011.

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

During the assessment as of September 30, 2010, management did not identify any events that were indicative of impairment. However, any significant changes in actual future results from the assessment used to perform the quarterly evaluation, such as lower sales, increases in production costs, technological changes or decisions not to produce or sell products, could result in impairment of these intangible assets at a future date. See additional discussion in Note 2 – “Basis of Presentation - use of estimate” in this Report for the potential triggering events of an impairment.

Contingencies We are involved in various legal proceedings, some of which involve claims for substantial amounts. An estimate is made to accrue for a loss contingency relating to any of these legal proceedings if we determine it is probable that a liability was incurred as of the date of the financial statements and the amount of loss can be reasonably estimated. Because of the subjective nature inherent in assessing the future outcome of litigation and because of the potential that an adverse outcome in legal proceedings could have a material impact on our financial condition or results of operations, such estimates are considered to be critical accounting estimates. We have reviewed and determined that at September 30, 2010, there were certain legal proceedings in which we are involved that met the conditions described above. Accordingly, we have accrued a loss contingency relating to such legal proceedings.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market risk stems from fluctuating interest rates associated with our investment securities and our variable rate indebtedness that is subject to interest rate changes.

At September 30, 2010, our investment securities included $70.8 million in principal amount of auction rate securities (“ARS”) (see Note 7—“Investment Securities” of the Notes to the Consolidated Financial Statements included in this Report for more information regarding the settlement agreement and the proceeds received in connection therewith). Consistent with our investment policy guidelines, the ARS held by us are AAA-rated securities with long-term nominal maturities secured by student loans which are guaranteed by the U.S. Government. Liquidity for the ARS is typically provided by an auction process which allows holders to sell their notes and resets the applicable interest rate at pre-determined intervals, typically between seven to 35 days. However, with the liquidity issues experienced in global credit and capital markets, the ARS experienced failed auctions beginning in February 2008 and throughout fiscal years 2009 and 2010. An auction failure means that the parties wishing to sell their securities could not be matched with an adequate volume of buyers. The securities for which auctions have failed continue to accrue interest at the contractual rate and continue to be auctioned every seven, 14, 28 or 35 days, as the case may be, until the auction succeeds, the issuer calls the securities, or they mature.

The annual favorable impact on our net income as a result of a 100 basis point (where 100 basis points equals 1%) increase in short-term interest rates would be approximately $0.4 million based on our average cash and cash equivalents balances at September 30, 2010, compared to an increase of $1.1 million at March 31, 2010.

In May 2003, we issued $200.0 million principal amount of Notes. The interest rate on the Notes is fixed at 2.50% and therefore not subject to interest rate changes. Beginning May 16, 2006, we became obligated to pay contingent interest at a rate equal to 0.5% per annum during any six-month period, if the average trading price of the Notes per $1,000 principal amount for the five-trading day period ending on the third trading day immediately preceding the first day of the applicable six-month period equals $1,200 or more. We may redeem some or all of the Notes at any time, at a redemption price, payable in cash, of 100% of the principal amount of the Notes, plus accrued and unpaid interest (including contingent interest, if any) to the date of redemption. Holders may require us to repurchase all or a portion of their Notes on May 16, 2013, 2018, 2023 and 2028, or upon a change in control, as defined in the indenture governing the Notes, at 100% of the principal amount of the Notes, plus accrued and unpaid interest (including contingent interest, if any) to the date of repurchase, payable in cash. If an event of default is deemed to have occurred on the Notes, the principal amount plus any accrued and unpaid interest on the Notes could also become immediately due and payable. Because the next date holders may require us to repurchase all or a portion of their Notes is May 16, 2013, the Notes were classified as a long-term liability as of September 30, 2010. The Notes are subordinate to all of our existing and future senior obligations.

In March 2006, we entered into a $43.0 million mortgage loan secured by four of our buildings that matures in April 2021. The interest rate on this loan is fixed at 5.91% per annum (and a default rate of 10.905% per annum) and not subject to market interest rate changes.

Item 4.	Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures

An evaluation was conducted under the supervision and with the participation of our management, including the Chief Executive Officer (the “CEO”) and Chief Financial Officer (the “CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2010. As a result of the material weaknesses in our internal control over financial reporting described below, our CEO and CFO have concluded that our disclosure controls and procedures were not effective as of September 30, 2010.

As described in Item 9A—“Controls and Procedures” of our 2010 Form 10-K, management determined that the following material weaknesses existed in our internal control over financial reporting. As of September 30, 2010, these material weaknesses have not been remediated.

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

(b)	Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act) during the quarter ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

The information set forth under Note 16—“Commitments and Contingencies” of the Notes to the Consolidated Financial Statements included in Part I, Item 1 in this Report is incorporated in this Part II, Item 1 by reference.

Item 1A.	RISK FACTORS

In light of recent developments at our Company, we have elected to update and restate in its entirety, the “Risk Factors” section previously reported in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2010.

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

The assessment of our ability to continue as a going concern was made by management considering, among other factors: (i) the timing and number of additional approved products that will be reintroduced to the market and the related costs; (ii) the suspension of shipment of all products manufactured by us and the requirements under the consent decree with the FDA; (iii) the possibility that we may need to obtain additional capital despite the senior secured loan we obtained in November 2010, as amended in January 2011 and March 2011, and which was repaid with proceeds from the offering of the 2011 Notes in March 2011, and the proceeds from the private placement of our Class A Common Stock completed in February 2011; (iv) the potential outcome with respect to the governmental inquiries, litigation or other matters described in Note 16—“Commitments and Contingencies” of the Notes to the Consolidated Financial Statements included in this Report; and (v) our ability to comply with debt covenants. Our assessment was further affected by our fiscal year 2010 net loss of $283.6 million, our net loss of $69.1 million for the six months ended September 30, 2010 and the outstanding balance of cash and cash equivalents of $25.7 million and $60.7 million as of September 30, 2010 and March 31, 2010, respectively. For periods subsequent to September 30, 2010, we expect losses to continue because we are unable to generate any significant revenues from more of our own manufactured products until we are able to resume shipping more of our approved products and until after we are able to generate significant sales of Makena™ which was approved by the FDA in February 2011. We received notification from the FDA on September 8, 2010 of approval to ship into the marketplace the first product approved under the consent decree, i.e., Potassium Chloride ER Capsule. We resumed shipment of our Potassium Chloride ER Capsule Micro-K® 10mEq and Micro-K® 8mEq products in September 2010. We are continuing to prepare other products for FDA inspection and do not expect to resume shipping other products until sometime in fiscal year-end 2012, at the earliest. In addition, we must meet ongoing operating costs as well as costs related to the steps we are currently taking to prepare for reintroducing other approved products to the market. If we are not able to obtain the FDA’s clearance to resume manufacturing and distribution of many of our approved products in a timely manner and at a reasonable cost, or if revenues from the sale of Makena™ prove to be insufficient, our financial position, results of operations, cash flows and liquidity will continue to be materially adversely affected. These conditions raise substantial doubt about our ability to continue as a going concern.

Based on current financial projections, we believe the continuation of our Company as a going concern is primarily dependent on our ability to address, among other factors: (i) the successful launch and market acceptance of Makena™; (ii) the timing, number and revenue generation of approved products that will be introduced or reintroduced to the market and the related costs; (iii) the suspension of shipment of all products manufactured by us and the requirements under the consent decree with the FDA (other than the Potassium Chloride ER Capsule, including Micro-K® 10mEq and Micro-K® 8mEq, products that are the subject of the FDA notification letter discussed above); (iv) the possibility that we will need to obtain additional capital despite the senior secured loan we were able to obtain in November 2010, as amended in January 2011 and March 2011, and which was repaid with proceeds from the offering of the 2011 Notes in March 2011, and the proceeds from the private placement of our Class A Common Stock completed in February 2011; (v) the potential outcome with respect to the governmental inquiries, litigation or other matters described in Note 16—“Commitments and Contingencies” of the Notes to the Consolidated Financial Statements included in this Report; (vi) our ability to comply with the conditions set forth in a letter received approving certain waivers of covenants under our mortgage loan agreement, as more fully described in Item 2—“Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” of this Report; and (vii) compliance with other debt covenants. While we address these matters, we must continue to meet expected near-term obligations, including normal course operating cash requirements and costs associated with introducing or reintroducing approved products to the market (such as costs related to our employees, facilities and FDA compliance), remaining milestone payments associated with the acquisition of the rights to Makena™ (see Note 5—“Acquisitions” of the Notes to the Consolidated Financial Statements included in this Report), the financial obligations pursuant to the plea agreement (see Note 1—“Description of Business —Plea Agreement with the U.S. Department of Justice” of the Notes to the Consolidated Financial Statements included in this Report), costs associated with our legal counsel and consultant fees, as well as the significant costs, such as legal and consulting fees, associated with the steps taken by us in connection with the consent decree and the litigation and governmental inquiries. If we are not able to obtain the FDA’s clearance to resume manufacturing and distribution of certain or many of our approved products in a timely manner and at a reasonable cost and/or if we experience adverse outcomes with respect to any of the governmental inquiries or litigation described in Note 16—“Commitments and Contingencies” of the Notes to the Consolidated Financial Statements included in this Report, our financial position, results of operations, cash flows and liquidity will continue to be materially adversely affected.

In the near term, we are focused on performing the following: (i) the commercial launch of Makena™; (ii) meeting the requirements of the consent decree, which will allow our approved products (other than the Potassium Chloride ER Capsule, including Micro-K® 10mEq and Micro-K® 8mEq, products that are the subject of the FDA notification letter discussed above) to be reintroduced to the market; (iii) evaluating strategic alternatives with respect to Nesher; and (iv) pursuing various means to minimize operating costs and increase cash. Since September 30, 2010, we have generated non-recurring cash proceeds to support our on-going operating and compliance requirements from the divestiture of PDI, the sale of certain intellectual property and other assets related to our ANDAs submitted to the FDA for the approval to engage in the commercial manufacture and sale of 1gm/10mL sucralfate suspension, the secured loan we were able to obtain in November 2010, as amended in January 2011 and March 2011, which was subsequently repaid with proceeds from the 2011 Notes in March 2011 and the private placement of our Class A Common Stock completed in February 2011 (see Note 18—“Subsequent Events” of the Notes to the Consolidated Financial Statements included in this Report). While the cash proceeds received to date were sufficient to meet near-term cash requirements, we are pursuing ongoing efforts to increase cash, including the continued implementation of cost savings, exploration of strategic alternatives with respect to Nesher and the assets and operations of our generic products business and other assets, the return of certain of additional approved products to market in a timely. We cannot provide assurance that we will be able to realize additional cost reductions from reducing our operations, that some or many of our approved products can be returned to the market in a timely manner (other than the Potassium Chloride ER Capsule, including Micro-K® 10mEq and Micro-K® 8mEq, products that are the subject of the FDA notification letter discussed above), that our higher profit approved products will return to the market in the near term or that we can obtain additional cash through asset sales, the successful commercial launch of Makena™, or the issuance of equity. If we are unsuccessful in our efforts to return our products to market, or to sell assets or raise additional capital in the near term, we will be required to further reduce our operations, including further reductions of our employee base, or we may be required to cease certain or all of our operations in order to offset the lack of available funding.

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

Our future business success in the next several years, as well as the continued operation of our Company, depends critically upon our successful market launch of Makena™ and our ability to achieve revenues from the sale of Makena™ consistent with our business expectations. A failure to achieve these objectives and sufficient market success in selling Makena™ will materially adversely affect the success and viability of our Company and would likely result in a default under our debt obligations.

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

The success of the Company’s commercialization of Makena™ is dependent upon a number of factors, including: (i) the Company’s ability to maintain certain net pricing levels for Makena™; (ii) successfully obtaining agreements for coverage and reimbursement rates on behalf of patients and medical practitioners prescribing Makena™ with third-party payors, including government authorities, private health insurers and other organizations, such as HMOs, insurance companies, and Medicaid programs and administrators, and (iii) the extent to which pharmaceutical compounders continue to produce non-FDA approved purported substitute product. The Company has been criticized regarding the list pricing of Makena™ in a number of news articles and internet postings. In addition, the Company has received, and expects to continue to receive, letters criticizing the Company’s list pricing of Makena™ from several medical practitioners and several advocacy groups, including the March of Dimes, American College of Obstetricians and Gynecologists, American Academy of Pediatrics and the Society for Maternal Fetal Medicine. Further, the Company has received one letter from a United States Senator and expect to receive another letter from a number of members of the United States Congress asking the Company to reduce its indicated pricing of Makena™, and the same Senator, together with a second Senator, has sent a letter to the Federal Trade Commission asking the agency to initiate an investigation of our pricing of Makena™.

The Company is responding to these criticisms and events in a number of respects, including the expansion of an already announced patient assistance program for patients who are not covered by health insurance or could otherwise not afford Makena™. Further, the Company is dealing directly with health insurers, pharmacy benefit managers, Medicaid management companies, and others regarding coverage programs and other means by which Makena™ would be available to patients. The success of the Company is largely dependent upon these efforts and appropriately responding to both the media and governmental concerns regarding the pricing of Makena™.

We have decided to sell certain assets and to explore strategic alternatives with respect to other assets, including Nesher, our generic products business. Such sales could pose risks and may materially adversely affect our business. Our failure to liquidate or sell assets on terms favorable to us, or at all, could have a material adverse effect on our financial condition and cash flows.

We have completed the sale of substantially all of the assets of PDI, and the sale of certain other assets. We currently plan to sell certain of our other assets, and are exploring strategic alternatives with respect to Nesher, our generic products business, which could include a sale of the generics products business to a third-party. To date, we have received several initial offers for Nesher. However, the offers received to date have been below the Company’s expectations with regards to up front value. The Company is continuing to work with its advisers and all interested parties to complete a transaction. However, due to the general economic slowdown, we will likely be exposed to risks related to the overall macro-economic environment, including a lower rate of return than we have historically experienced on our invested assets and being limited in our ability to sell assets or to identify and carry out advantageous strategic alternatives.

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

We are fully cooperating in certain governmental matters, including SEC informal inquiries, pending litigations with the States of Utah and Louisiana with respect to AWP pricing with respect to ETHEX products in past years, and the pending investigation by HHS OIG and the U.S. Attorney’s Office in Boston into potential false claims under Title 42 of the U.S. Code with respect to a qui tam action (see Note 16—“Commitments and Contingencies” of the Notes to the Consolidated Financial Statements included in this Report). We have also received a civil investigative demand from the State of Florida that appears to pertain to the pricing of certain ETHEX products in past years. We are not aware whether, or the extent to which, any pending governmental inquiries and/or related private litigation might result in the payment of fines, penalties or judgments or the imposition of operating restrictions on our business; however, if we are required to pay fines, penalties or judgments, the amount could be material.

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

We have not filed with the SEC our Quarterly Report on Form 10-Q for the quarter ended December 31, 2010 (the “December 2010 Form 10-Q”). We are in the process of preparing the December 2010 Form 10-Q. We expect to file this report with the SEC by March 31, 2011, however, there is no assurance we will be able to do so.

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

In addition to the loss of revenue, the suspension of product shipments exposes us to possible claims for certain additional costs. Pursuant to arrangements between us and certain of our customers, such customers, despite the formal discontinuation action by us of our products, may assert, and certain customers, including CVS Pharmacy, Inc. have asserted, that we should compensate such customers for any additional costs they incurred for procuring products we did not supply. The amount of such compensation is affected by the price of any replacement product and the terms of the relevant customer agreement. Following our suspension of shipments, the price of certain products increased significantly, thereby potentially increasing the amount of any such compensation. While we have recorded an estimated liability for failure to supply claims as of September 30, 2010 based on notices we received from our customers, the actual amount of liability from current and additional claims we may face, if asserted and determined to be meritorious, could be much higher and could have a material adverse effect on our liquidity position and operating results.

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

The regulations regarding reporting and payment obligations with respect to Medicare and/or Medicaid reimbursement and rebates and other governmental programs are complex. We and other pharmaceutical companies are defendants in a number of suits filed by state attorneys general and have been notified of an investigation by the United States Department of Justice with respect to Medicaid reimbursement and rebates (see Note 16—“Commitments and Contingencies” of the Notes to the Consolidated Financial Statements included in this Report). While we cannot predict the outcome of the investigation, possible remedies that the U.S. government could seek include treble damages, civil monetary penalties, debarment from contracting with the government and exclusion from the Medicare and Medicaid programs. In connection with such an investigation, the U.S. government may also seek a Corporate Integrity Agreement (administered by the Office of Inspector General of Health and Human Services) with us which could include ongoing compliance and reporting obligations. Because our processes for these calculations and the judgments involved in making these calculations involve, and will continue to involve, subjective decisions and complex methodologies, these calculations are subject to the risk of errors. In addition, they are subject to review and challenge by the applicable governmental agencies, and it is possible that such reviews could result in material changes. Further, effective October 1, 2007, the Centers for Medicaid and Medicare Services (“CMS”) adopted new rules for Average Manufacturer’s Price (“AMP”) based on the provisions of the DRA. While the matter remains subject to litigation and proposed legislation, one potential significant change as a result of the DRA is that AMP would need to be disclosed to the public. AMP was historically kept confidential by the government and participants in the Medicaid program. Disclosing AMP to competitors, customers, and the public at large could negatively affect our leverage in commercial price negotiations.

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

As described in Item 9A—“Controls and Procedures” of our 2010 Form 10-K, management determined that the following material weaknesses existed in our internal control over financial reporting. As of September 30, 2010, these material weaknesses have not been remediated. Specifically, we have determined that we had three material weaknesses in our control environment or entity-level controls and seven material weaknesses surrounding financial statement preparation and review procedures and application of accounting principles.

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

Also, additional material weaknesses in our internal control over financial reporting may be identified in the future. Any failure to maintain or implement required new or improved controls, or any difficulties we encounter in their implementation, could result in material weaknesses, cause us to fail to timely meet our periodic reporting obligations, or result in material misstatements in our financial statements. Any such failure could also adversely affect the results of periodic management evaluations and annual auditor attestation reports regarding the effectiveness of our internal control over financial reporting required under Section 404 of the Sarbanes-Oxley Act of 2002 and the rules promulgated thereunder. In addition, solely as a result of the material weaknesses, we have determined that our disclosure controls and procedures were not effective as of September 30, 2010. If our internal control over financial reporting or disclosure controls and procedures are not effective, there may be errors in our financial statements that could require a restatement or our filings may not be timely and investors may lose confidence in our reported financial information, which could lead to a decline in our stock price.

A failure to remain in compliance with one or more of the requirements of an outstanding mortgage loan and a related waiver could have a material adverse effect on our business, financial condition and cash flows.

In March 2006, as previously disclosed, we entered into a $43.0 million mortgage loan arrangement, of which approximately $33.8 million remains outstanding as of November 30, 2010. Also, as previously disclosed, we obtained a waiver with respect to certain requirements of the mortgage loan documentation. Failure by us to comply with the terms of the mortgage or the waiver from the lender could result in, among other things, our outstanding obligations with respect to the mortgage loan accelerating and immediately becoming due and payable and resulting in cross-defaults under our convertible notes and other debt obligations, which would materially adversely affect our business, financial condition and cash flows.

Pursuant to the indentures governing our convertible notes and our 2011 Notes, described below, our default in the payment of other indebtedness or any final non-appealable judgments could result in such notes becoming immediately due and payable, which could have a material adverse effect on our business, financial condition and cash flows.

In May 2003, we issued $200.0 million principal amount of 2.5% Contingent Convertible Subordinated Notes which mature in 2033 (the “Notes”). We are current in all our financial payment obligations under the indenture governing the Notes. However, a failure by us or any of our subsidiaries to pay any indebtedness or any final non-appealable judgments in excess of $750,000 constitutes an event of default under the indenture. An event of default would permit the trustee under the indenture or the holders of at least 25% of the Notes to declare all amounts owing to be immediately due and payable and exercise other remedies, which would materially adversely affect our business, financial condition and cash flows, as well as our ability to continue as a going concern. In addition, if an event of default under the indenture was to be triggered and the Notes repaid, we could recognize cancellation of indebtedness income. Such cancellation of indebtedness income would result in a tax liability to the extent not reduced by our tax attributes. Additionally, a default in payment of other indebtedness in the amount of $5 million or more, including an event of default with respect to the Notes, would trigger a default under the indenture governing the 2011 Notes, which would materially adversely affect our business, financial condition and cash flows, as well as our ability to continue as a going concern.

The indenture governing the 2011 Notes contains operating and financial restrictions which may hinder our ability to pursue business opportunities and operate our business.

The indenture governing the 2011 Notes contains significant operating and financial restrictions that may prevent us from pursuing certain business opportunities and restrict our ability to operate our business. These restrictions will limit or prohibit, among other things, our ability to: (i) incur additional indebtedness or issue certain preferred shares; (ii) pay dividends, redeem subordinated debt or make other restricted payments on capital stock; (iii) designate our subsidiaries as Unrestricted Subsidiaries (as defined in the indenture); (iv) change our line of business; (v) transfer or sell assets, including the capital stock of our subsidiaries; (vi) make certain investments or acquisitions; (vii) grant liens on our assets; (viii) incur dividend or other payment restrictions affecting certain subsidiaries; and (ix) merge, consolidate or transfer substantially all of our assets. See Note 18 – “Subsequent Events” of the Notes to the Consolidated Financial Statements included in this Report for a further description of the 2011 Notes.

Increased indebtedness may impact our financial condition and results of operations.

At September 30, 2010 and March 31, 2010, we had $314.9 million and $297.1 million, respectively, of outstanding debt, consisting primarily of $200.0 million principal amount of Notes, the remaining principal balance of a $43.0 million mortgage loan and the remaining amount owed on $2.0 million of installment payment agreements. As described above, the Company also had approximately $48 million outstanding principal amount due under the Bridge Loan that was entered into in November 2010 and amended in January 2011 and in March 2011. On March 17, 2011, the Company issued $225 million aggregate principal amount of 12% Senior Secured Notes due 2015, the “2011 Notes.” The Company used a portion of the proceeds obtained from the issuance of the 2011 Notes to repay in full its existing obligations under the Bridge Loan of approximately $61 million (which amount included an applicable make-whole premium). See Note 18 – “Subsequent Events” of the Notes to the Consolidated Financial Statements included in this Report for a further description of the 2011 Notes.

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

Holders of the Notes may require us to offer to repurchase their Notes for cash upon the occurrence of a change in control or on May 16, 2013, 2018, 2023 and 2028. The source of funds for any repurchase of the Notes required as a result of any such events will be our available cash or cash generated from operating activities or other sources, including borrowings, sales of assets, sales of equity or funds provided by a new controlling entity. The use of available cash to fund the repurchase of the Notes may impair our ability to obtain additional financing in the future. Any such repayment is a restricted payment under the 2011 Notes and is not permitted unless the 2011 Notes are refinanced with other indebtedness or repaid.

Our cost-reducing measures could yield unintended consequences, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

As previously disclosed, we implemented significant cost savings measures to mitigate the financial impact of our actions to recall all of the products we manufactured and to suspend manufacturing and shipment of our products pending compliance with the terms of the consent decree. These measures included a substantial reduction of our workforce, which commenced on February 5, 2009, and an ongoing realignment of our cost structure. We realigned and restructured the sales force for our Ther-Rx subsidiary, and our production workforce. As a result, we reduced our employee headcount from approximately 1,700 on December 31, 2008 to approximately 682 on March 31, 2010. On March 31, 2010, we implemented a plan to further reduce our employee workforce from 682 to 394. In February 2011, we announced that we would be increasing our workforce by approximately 95 individuals to support the launch and marketing of Makena™.

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

We have been sued for, and may in the future be required to defend against charges of infringement of patents, trademarks or other proprietary rights of third parties. We have been involved in defending various patent lawsuits resulting from ANDA filings by ETHEX and in an effort by a third-party company to invalidate a certain exclusively-licensed patent (see Note 16—“Commitments and Contingencies” of the Notes to the Consolidated Financial Statements included in this Report). Such defenses could require us to incur substantial expense and to divert significant effort of our technical and management personnel, and could result in our loss of rights to develop or make certain products or require us to pay monetary damages or royalties to license proprietary rights from third parties. More generally, the outcome of intellectual property litigation and disputes is uncertain and presents a risk to our business.

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

Our principal customers are wholesale drug distributors, major retail drug store chains, independent pharmacies and mail order firms. These customers comprise a significant part of the distribution network for pharmaceutical products in the U.S. This distribution network is continuing to undergo significant consolidation marked by mergers and acquisitions among wholesale distributors and the growth of large retail drug store chains. As a result, a small number of large wholesale distributors control a significant share of the market, and the number of independent drug stores and small drug store chains has decreased. We expect that consolidation of drug wholesalers and retailers will increase pricing and other competitive pressures on drug manufacturers. For the three and six months ended September 30, 2010, our three largest customers, which are wholesale distributors, accounted for 39.6%, 37.1% and 11.3% and 36.4%, 35.4% and 11.1% of our gross sales, respectively. The loss of any of these customers could materially and adversely affect our business, financial condition, results of operations or cash flows.

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

The consolidated financial statements that we file with the SEC are prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”). The preparation of financial statements in accordance with U.S. GAAP involves making estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and the related disclosure of contingent assets and liabilities. A summary of our significant accounting practices is included as Note 2—“Summary of Significant Accounting Policies” of the Notes to the Consolidated Financial Statements included in the 2010 Form 10-K. The most significant estimates we are required to make under U.S. GAAP include, but are not limited to, those related to revenue recognition and reductions to gross revenues, inventory valuation, intangible asset valuations, property and equipment valuations, stock-based compensation, income taxes and loss contingencies related to legal proceedings. We periodically evaluate estimates used in the preparation of the consolidated financial statements for reasonableness, including estimates provided by third parties. Appropriate adjustments to the estimates will be made prospectively, as necessary, based on such periodic evaluations. We base our estimates on, among other things, currently available information, market conditions, historical experience and various assumptions, which together form the basis of making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Although we believe that our assumptions are reasonable under the circumstances, estimates would differ if different assumptions were utilized and these estimates may prove in the future to have been inaccurate.

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

The market prices of securities of companies engaged in pharmaceutical development and marketing activities historically have been highly volatile and the market price of our common stock has significantly declined. In addition, any or all of the following may have a significant impact on the market price of our common stock, among other factors: our ability to continue as a going concern; developments with respect to Makena™ such as its market launch and future revenues; developments with respect to our compliance with our debt obligations; developments regarding our compliance with the consent decree and returning certain or many of our products to market, including loss of market share as a result of the suspension of shipments, and related costs; developments regarding the relevant parties’ compliance with the plea agreement, the Divestiture Agreement or the Settlement Agreement; the sale by Mr. M. Hermelin or the Hermelin family trusts of their ownership interests in the Company; developments regarding our ability to raise additional capital; our recent financing arrangements; developments regarding private and government litigation and governmental inquiries; our reporting of prices used by government agencies or third parties in setting reimbursement rates; the introduction by other companies of generic or competing products; the eligibility of our products for Medicaid, Medicare or other reimbursement; announcements by us or our competitors of technological innovations or new commercial products; delays in the development or approval of products; regulatory withdrawals of our products from the market; developments or disputes concerning patent or other proprietary rights; publicity regarding actual or potential medical results relating to products marketed by us or products under development; regulatory developments in both the U.S. and foreign countries; publicity regarding actual or potential acquisitions; public concern as to the safety of our drug technologies or products; financial condition and results which are different from securities analysts’ forecasts; economic and other external factors; and period-to-period fluctuations in our financial results.

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchase of Equity Securities by the Company

The following table provides information about purchases we made of our common stock during the quarter ended September 30, 2010:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs
July 1–31, 2010	25	$16.75	—	—
August 1–31, 2010	80	6.45	—	—
September 1–30, 2010	76	12.51	—	—

Total	181	$10.42	—	—

Shares were purchased from employees upon their termination pursuant to the terms of our stock option plan.

Item 6. EXHIBITS

2.1	Asset Purchase Agreement dated as of June 2, 2010 by and among Particle Dynamics International, LLC, Particle Dynamics, Inc., Drug Tech Corporation and KV Pharmaceutical Company, incorporated herein by reference to Exhibit 2.1 filed with our Current Report on Form 8-K, filed June 8, 2010

3.1	Certificate of Incorporation, as amended through September 5, 2008, incorporated herein by reference to Exhibit 3.1 filed with our Annual Report on Form 10-K for the fiscal year ended March 31, 2009, filed March 25, 2010.

3.2	By-Laws, as amended through December 29, 2009, incorporated herein by reference to Exhibit 3.2 filed with our Current Report on Form 8-K, filed January 4, 2010.

10.1	Waiver to Credit Agreement, dated as of February 9, 2011, by and among the Company, U.S. Healthcare I, L.L.C. and U.S. Healthcare II, L.L.C, incorporated herein by reference to exhibit 10.1 with our Report 10-Q for the quarter ended June 30, 2010, filed on March 10, 2011

10.2	Stock Warrant Purchase Agreement, dated as of February 10, 2011, by and among the Company, U.S. Healthcare I, L.L.C. and U.S. Healthcare II, L.L.C, incorporated herein by reference to exhibit 10.2 with our Report 10-Q for the quarter ended June 30, 2010, filed on March 10, 2011

10.3	Restated Stock Purchase Warrant No. W-1 dated November 17, 2010, to purchase up to 9,900,000 shares of the Company’s Class A Common Stock issued to U.S. Healthcare I, L.L.C. and U.S. Healthcare II, L.L.C, incorporated herein by reference to exhibit 10.3 with our Report 10-Q for the quarter ended June 30, 2010, filed on March 10, 2011

10.4	Restated Stock Purchase Warrant No. W-2 dated November 30, 2010, to purchase up to 2,687,511 shares of the Company’s Class A Common Stock issued to U.S. Healthcare I, L.L.C. and U.S. Healthcare II, L.L.C, incorporated herein by reference to exhibit 10.4 with our Report 10-Q for the quarter ended June 30, 2010, filed on March 10, 2011

10.5	Stock Purchase Warrant No. W-3 dated March 2, 2011, to purchase up to 7,450,899 shares of the Company’s Class A Common Stock issued to U.S. Healthcare I, L.L.C. and U.S. Healthcare II, L.L.C, incorporated herein by reference to exhibit 10.5 with our Report 10-Q for the quarter ended June 30, 2010, filed on March 10, 2011

10.6	Amendment No. 2 to Credit Agreement, dated as of March 2, 2011, by and among the Company, U.S. Healthcare I, L.L.C. and U.S. Healthcare II, L.L.C, incorporated herein by reference to exhibit 10.6 with our Report 10-Q for the quarter ended June 30, 2010, filed on March 10, 2011

10.7	Second Amended and Restated Registration Rights Agreement, dated as of March 2, 2011, by and among the Company, U.S. Healthcare I, L.L.C. and U.S. Healthcare II, L.L.C, incorporated herein by reference to exhibit 10.7 with our Report 10-Q for the quarter ended June 30, 2010, filed on March 10, 2011

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

K-V PHARMACEUTICAL COMPANY
Date: March 22, 2011

	By:	/s/ GREGORY J. DIVIS
Gregory J. Divis
President and Chief Executive Officer
(Principal Executive Officer)

Date: March 22, 2011

	By:	/s/ THOMAS S. MCHUGH
Thomas S. McHugh
Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description

2.1	Asset Purchase Agreement dated as of June 2, 2010 by and among Particle Dynamics International, LLC, Particle Dynamics, Inc., Drug Tech Corporation and KV Pharmaceutical Company, incorporated herein by reference to Exhibit 2.1 filed with our Current Report on Form 8-K, filed June 8, 2010.

3.1	Certificate of Incorporation, as amended through September 5, 2008, incorporated herein by reference to Exhibit 3.1 filed with our Annual Report on Form 10-K for the fiscal year ended March 31, 2009, filed March 25, 2010.

3.2	By-Laws, as amended through December 29, 2009, incorporated herein by reference to Exhibit 3.2 filed with our Current Report on Form 8-K, filed January 4, 2010.

10.1	Waiver to Credit Agreement, dated as of February 9, 2011, by and among the Company, U.S. Healthcare I, L.L.C. and U.S. Healthcare II, L.L.C, incorporated herein by reference to exhibit 10.1 with our Report 10-Q for the quarter ended June 30, 2010, filed on March 10, 2011

10.2	Stock Warrant Purchase Agreement, dated as of February 10, 2011, by and among the Company, U.S. Healthcare I, L.L.C. and U.S. Healthcare II, L.L.C, incorporated herein by reference to exhibit 10.2 with our Report 10-Q for the quarter ended June 30, 2010, filed on March 10, 2011

10.3	Restated Stock Purchase Warrant No. W-1 dated November 17, 2010, to purchase up to 9,900,000 shares of the Company’s Class A Common Stock issued to U.S. Healthcare I, L.L.C. and U.S. Healthcare II, L.L.C, incorporated herein by reference to exhibit 10.3 with our Report 10-Q for the quarter ended June 30, 2010, filed on March 10, 2011

10.4	Restated Stock Purchase Warrant No. W-2 dated November 30, 2010, to purchase up to 2,687,511 shares of the Company’s Class A Common Stock issued to U.S. Healthcare I, L.L.C. and U.S. Healthcare II, L.L.C, incorporated herein by reference to exhibit 10.4 with our Report 10-Q for the quarter ended June 30, 2010, filed on March 10, 2011

10.5	Stock Purchase Warrant No. W-3 dated March 2, 2011, to purchase up to 7,450,899 shares of the Company’s Class A Common Stock issued to U.S. Healthcare I, L.L.C. and U.S. Healthcare II, L.L.C, incorporated herein by reference to exhibit 10.5 with our Report 10-Q for the quarter ended June 30, 2010, filed on March 10, 2011

10.6	Amendment No. 2 to Credit Agreement, dated as of March 2, 2011, by and among the Company, U.S. Healthcare I, L.L.C. and U.S. Healthcare II, L.L.C, incorporated herein by reference to exhibit 10.6 with our Report 10-Q for the quarter ended June 30, 2010, filed on March 10, 2011

10.7	Second Amended and Restated Registration Rights Agreement, dated as of March 2, 2011, by and among the Company, U.S. Healthcare I, L.L.C. and U.S. Healthcare II, L.L.C, incorporated herein by reference to exhibit 10.7 with our Report 10-Q for the quarter ended June 30, 2010, filed on March 10, 2011

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*	Filed herewith