Form 10-Q
period 2010-12-31
KV PHARMACEUTICAL CO /DE/
filed 2011-03-31
CIK 57055

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2010

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

EXPLANATORY NOTE

This Quarterly Report on Form 10-Q (this “Report”) for the fiscal quarter ended December 31, 2010 was delayed due to the time required to complete the filings of our other delayed reports required to be filed with the Securities and Exchange Commission (“SEC”), including our Quarterly Reports on Form 10-Q for the quarters ended September 30, 2009 and December 31, 2009, which were filed on June 10, 2010, our Annual Report on Form 10-K for the fiscal year ended March 31, 2010, which was filed on December 27, 2010 (the “2010 Form 10-K”), our Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, which was filed on March 10, 2011 and our Quarterly Report on Form 10-Q for the quarter ended September 30, 2010, which was filed on March 22, 2011.

Information outside of the unaudited financial statements provided herein for periods after December 31, 2010 is preliminary. As such, this information is not final or complete, and remains subject to change, possibly materially.

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

All forward-looking statements are based on current expectations and are subject to risk and uncertainties. In connection with the PSLRA’s “safe harbor” provisions, we provide the following cautionary statements identifying important economic, competitive, political, regulatory and technological factors, among others, that could cause actual results or events to differ materially from those set forth or implied by the forward-looking statements and related assumptions. Such factors include (but are not limited to) the following:

(1)	our ability to continue as a going concern;

(2)	the impact of competitive, commercial, payor, governmental, physician, patient, public or political responses and reactions, and responses and reactions by medical professional associations and advocacy groups, to the Company’s sales, marketing, product pricing, product access and strategic efforts with respect to Makena™, and its other products, including introduction or potential introduction of generic or competing products, or competition from unapproved therapies or compounded drugs, against products sold by the Company and its subsidiaries, including Makena™, and including competitive or responsive pricing changes;

(3)	the possibility of not obtaining FDA approvals or delay in obtaining FDA approvals;

(4)	new product development and launch, including the possibility that any product launch may be delayed or unsuccessful, including with respect to Makena™;

(5)	acceptance of and demand for the Company’s new pharmaceutical products, including Makena™, and for our current products upon their return to the marketplace, as well as the number of preterm births for which Makena™ may be prescribed and its safety profile and side effects profile and acceptance of the degree of patient access to, and pricing for, Makena™;

(6)	the possibility that any period of exclusivity may not be realized, including with respect to Makena™, a designated Orphan Drug;

(7)	the satisfaction or waiver of the terms and conditions for the continued ownership of the full U.S. and worldwide rights to Makena™ set forth in the previously disclosed Makena™ acquisition agreement, as amended;

(8)	the consent decree between the Company and the U.S. Food and Drug Administration (“FDA”) and the Company’s suspension of the production and shipment of all of the products that it manufactures (other than the Potassium Chloride ER Capsule products that are the subject of the FDA letter received September 8, 2010 allowing the return of those products to the marketplace) and the related nationwide recall affecting all of the other products that it manufactures, as well as the related material adverse effect on its revenue, assets and liquidity and capital resources, as more fully described in Item—2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Discontinuation of Manufacturing and Distribution; Product Recalls; and the FDA Consent Decree” in this Report;

(9)	the two agreements between the Company and the Office of Inspector General of the U.S. Department of Health and Human Services (“HHS OIG”) pertaining to the exclusion of our former chief executive officer from participation in federal healthcare programs and pertaining to the dissolution of our ETHEX subsidiary, in order to resolve the risk of potential exclusion of our Company, as more fully described in Note 1—“Description of Business—Changes in Management” in the Notes to the Consolidated Financial Statements included in Part I of this Report;

(10)	the plea agreement between the Company and the U.S. Department of Justice and the Company’s obligations therewith, as well as the related material adverse effect, if any, on its revenue, assets and liquidity and capital resources, as more fully described in Note 1—“Description of Business—Plea Agreement with the U.S. Department of Justice” in the Notes to the Consolidated Financial Statements included in Part I of this Report;

(11)	changes in the current and future business environment, including interest rates and capital and consumer spending;

(12)	the availability of raw materials and/or products, including Makena™, manufactured for the Company under contract manufacturing agreements with third parties;

(13)	the regulatory environment, including regulatory agency and judicial actions and changes in applicable laws or regulations, including the risk of obtaining necessary state licenses in a timely manner;

(14)	fluctuations in revenues;

(15)	the difficulty of predicting the pattern of inventory movements by the Company’s customers;

(16)	risks that the Company may not ultimately prevail in litigation, including product liability lawsuits and challenges to its intellectual property rights by actual or potential competitors or to its ability to market generic products due to brand company patents and challenges to other companies’ introduction or potential introduction of generic or competing products by third parties against products sold by the Company or its subsidiaries including without limitation the litigation and claims referred to in Note 16—“Commitments and Contingencies” of the Notes to the Consolidated Financial Statements in Part I of this Report, and that any adverse judgments or settlements of such litigation, including product liability lawsuits, may be material to the Company;

(17)	the possibility that our current estimates of the financial effect of certain announced product recalls could prove to be incorrect;

(18)	whether any product recalls or product introductions result in litigation, agency action or material damages;

(19)	failure to supply claims by certain of the Company’s customers, including CVS Pharmacy, Inc. and Caremark CVS Corporation, that, despite the formal discontinuation action by the Company of its products, the Company should compensate such customers for any additional costs they allegedly incurred for procuring products the Company did not supply;

(20)	the series of putative class action lawsuits alleging violations of the federal securities laws by the Company and certain individuals, as more fully described in Note 16—“Commitments and Contingencies—Litigation and Governmental Inquiries” of the Notes to the Consolidated Financial Statements in Part I of this Report;

(21)	the possibility that insurance proceeds are insufficient to cover potential losses that may arise from litigation, including with respect to product liability or securities litigation;

(22)	the informal inquiries initiated by the SEC and any related or additional government investigation or enforcement proceedings as more fully described in Note 16—“Commitments and Contingencies—Litigation and Governmental Inquiries” of the Notes to the Consolidated Financial Statements in Part I of this Report;

(23)	the possibility that the pending investigation by the Office of Inspector General of the Department of Health and Human Services into potential false claims under the Title 42 of the U.S. Code as more fully described in Note 16—“Commitments and Contingencies—Litigation and Governmental Inquiries” of the Notes to the Consolidated Financial Statements in Part I of this Report could result in significant civil fines or penalties, including exclusion from participation in federal healthcare programs such as Medicare and Medicaid;

(24)	delays in returning, or failure to return, certain or many of the Company’s approved products to market, including loss of market share as a result of the suspension of shipments, and related costs;

(25)	the ability to sell or license certain assets, and the purchase prices, milestones, terms and conditions of such transactions;

(26)	the possibility that default on one type or class of the Company’s indebtedness could result in cross default under, and the acceleration of, its other indebtedness;

(27)	the risks that present or future changes in the Board of Directors or management may lead to an acceleration of the Company’s bonds or to adverse actions by government agencies or our auditors;

(28)	the risk that even though the price and 30-day average price of the Company’s Class A Common Stock and Class B Common Stock currently satisfy the quantitative listing standards of the New York Stock Exchange, including with respect to minimum share price and public float, the Company can provide no assurance that they will remain at such levels thereafter;

(29)	compliance with debt covenants; and

(30)	the risks detailed from time-to-time in the Company’s filings with the SEC.

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

PART I. FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

K-V PHARMACEUTICAL COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited; dollars and number of shares in thousands, except per share data)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2010	2009	2010	2009

Net revenues	$5,420	$147,480	$12,103	$157,027
Cost of sales	7,333	37,052	26,268	65,850

Gross (loss) profit	(1,913)	110,428	(14,165)	91,177

Operating expenses:
Research and development	4,236	7,273	16,999	24,727
Selling and administrative	24,208	33,101	74,330	101,013
Litigation and governmental inquiries, net	—	150	8,653	5,003
Gain on sale of assets	—	(14,500)	(10,938)	(14,500)

Total operating expenses	28,444	26,024	89,044	116,243

Operating (loss) income	(30,357)	84,404	(103,209)	(25,066)

Other expense (income):
Loss on extinguishment of debt	9,946	—	9,946	—
Interest, net and other	3,802	1,226	8,203	3,752

Total other expense, net	13,748	1,226	18,149	3,752

(Loss) income from continuing operations before income taxes	(44,105)	83,178	(121,358)	(28,818)
Income tax (benefit) provision	2,559	(24,157)	2,508	(23,807)

(Loss) income from continuing operations	(46,664)	107,335	(123,866)	(5,011)

Net income from discontinued operations (net taxes of $-, $ 725, $1,283 and $2,671)	—	1,252	2,211	4,609
Gain on sale of discontinued operations (net taxes of $-, $-, $3,405 and $-)	—	—	5,874	—

Net (loss) income	$(46,664)	$108,587	$(115,781)	$(402)

Earnings (loss) per share from continuing operations:
Basic—Class A common	$(0.94)	$2.25	$(2.48)	$(0.10)
Basic—Class B common	(0.94)	1.87	(2.48)	(0.10)
Diluted—Class A common	(0.94)	1.77	(2.48)	(0.10)
Diluted—Class B common	(0.94)	1.52	(2.48)	(0.10)
Earnings per share from discontinued operations:
Basic and diluted—Class A and B common	$—	$0.02	$0.04	$0.09
Earnings per share from gain on sale of discontinued operations:
Basic and diluted—Class A and B common	$—	$—	$0.12	$—
Earnings per share :
Basic—Class A common	$(0.94)	$2.27	$(2.32)	$(0.01)
Basic—Class B common	(0.94)	1.89	(2.32)	(0.01)
Diluted—Class A common	(0.94)	1.79	(2.32)	(0.01)
Diluted—Class B common	(0.94)	1.54	(2.32)	(0.01)

Weighted average shares used in per share calculation:
Basic shares outstanding—Class A common	37,795	37,797	37,795	37,799
Basic and diluted shares outstanding—Class B common	12,116	11,982	12,160	12,024
Diluted shares outstanding— Class A common	49,911	61,333	49,955	49,823

See Accompanying Notes to Consolidated Financial Statements (unaudited).

K-V PHARMACEUTICAL COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share data)

	December 31, 2010	March 31, 2010
ASSETS	(unaudited)
Current Assets:
Cash and cash equivalents	$31,654	$60,693
Receivables, net	3,869	1,255
Inventories, net	8,493	5,484
Other current assets	17,839	16,965
Current assets held for sale	—	7,316

Total Current Assets	61,855	91,713
Property and equipment, less accumulated depreciation	109,908	122,910
Investment securities	63,086	65,865
Intangible assets and goodwill, net	49,782	53,661
Other assets	11,583	17,120
Non-current assets held for sale	—	7,288

Total Assets	$296,214	$358,557

LIABILITIES
Current Liabilities:
Accounts payable	$26,565	$39,000
Accrued liabilities	58,644	68,790
Current maturities of long-term debt	111,156	63,926
Current liabilities associated with assets held for sale	—	1,078

Total Current Liabilities	196,365	172,794
Long-term debt	231,218	233,174
Other long-term liabilities	47,742	47,609
Deferred tax liability	54,335	44,074

Total Liabilities	529,660	497,651

Commitments and Contingencies (see Note 16)

SHAREHOLDERS’ DEFICIT
7% cumulative convertible Preferred Stock, $.01 par value; $25.00 stated and liquidation value; 840,000 shares authorized; issued and outstanding—40,000 shares at both December 31, 2010 and March 31, 2010 (convertible into Class A shares on a 8.4375-to-one basis)	—	—
Class A and Class B Common Stock, $.01 par value; 150,000,000 and 75,000,000 shares authorized, respectively;
Class A—issued 41,157,609; outstanding 37,748,456 and 37,736,660 at December 31, 2010 and March 31, 2010, respectively	411	411
Class B—issued 12,206,857; outstanding 12,112,285 at both December 31, 2010 and March 31, 2010 (convertible into Class A shares on a one-for-one basis)	122	122
Additional paid-in capital	192,222	170,022
Retained earnings	(369,743)	(253,910)
Accumulated other comprehensive income	951	1,622
Less: Treasury stock, 3,409,073 shares of Class A and 94,572 shares of Class B Common Stock at December 31, 2010, and 3,404,366 shares of Class A and 94,572 shares of Class B Common Stock at March 31, 2010, at cost	(57,409)	(57,361)

Total Shareholders’ Deficit	(233,446)	(139,094)

Total Liabilities and Shareholders’ Deficit	$296,214	$358,557

See Accompanying Notes to Consolidated Financial Statements (unaudited).

K-V PHARMACEUTICAL COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited; dollars in thousands)

	Nine Months Ended December 31,
	2010	2009

Operating Activities:
Net loss	$(115,781)	$(402)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	12,991	24,697
(Gain) Loss from sale of assets, net	(20,217)	1,157
Loss on extinguishment of debt	9,946	—
Impairment of intangible assets	1,861	—
Involuntary conversion gain in discontinued operations	(3,528)	(5,600)
Deferred income tax provision	7,221	2,387
Stock-based compensation	2,571	3,602
Other	597	—
Changes in operating assets and liabilities:
Receivables, net	(1,498)	17,958
Inventories, net	(3,273)	(2,443)
Income taxes	1,403	58,212
Accounts payable and accrued liabilities	(22,575)	(70,420)
Other assets and liabilities, net	6,018	(1,477)

Net cash (used in) provided by operating activities	(124,264)	27,671

Investing Activities:
Purchase of property and equipment	(323)	(11,699)
Disposal of property and equipment	948	866
Insurance proceeds	3,528	5,600
Proceeds from sale of business/assets, net of fees	34,749	—
Sale of marketable securities	424	500

Net cash provided by (used in) investing activities	39,326	(4,733)

Financing Activities:
Principal payment on long-term debt	(22,326)	(1,982)
Proceeds from borrowing on debt	80,417	—
Redemption of collateralized obligation	(1,977)	—
Dividends paid on preferred stock	(52)	(52)
Purchase of common stock for treasury	(48)	(311)
Cash deposits received for stock options	—	2

Net cash provided by (used in) financing activities	56,014	(2,343)

(Decrease) increase in cash and cash equivalents	(28,924)	20,595
Effect of foreign exchange rate changes on cash	(115)	287

Cash and cash equivalents:
Beginning of period	60,693	75,730

End of period	$31,654	$96,612

Supplemental Information:
Interest paid	$7,842	$6,722
Income taxes paid	57	422
Stock options exercised (at expiration of two-year forfeiture period)	195	686

See Accompanying Notes to Consolidated Financial Statements (unaudited).

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollars and shares in thousands, except per share data)

1.	Description of Business

General Overview

K-V Pharmaceutical Company was incorporated under the laws of Delaware in 1971 as a successor to a business originally founded in 1942. K-V Pharmaceutical Company and its wholly-owned subsidiaries, including Ther-Rx Corporation (“Ther-Rx”), Nesher Pharmaceuticals, Inc. (“Nesher”), Ethex Corporation (“ETHEX”) and Particle Dynamics, Inc. (“PDI”) are referred to in the following Notes to the Consolidated Financial Statements as “KV” or the “Company” or “Registrant”. The Company’s original strategy was to engage in the development of proprietary drug delivery systems and formulation technologies which enhance the effectiveness of new therapeutic agents and existing pharmaceutical products. Today the Company utilizes several of those technologies, such as SITE RELEASE® and oral controlled release technologies, in its branded and generic products. In 1990, the Company established a marketing capability in the generic business through its wholly-owned subsidiary, ETHEX. As more fully described in Note 16—“Commitments and Contingencies,” the Company ceased operations of ETHEX on March 2, 2010, and on November 15, 2010, agreed to file articles of dissolution and sell the assets and operations of ETHEX to unrelated third parties prior to April 28, 2011. On December 15, 2010 the Company filed articles of dissolution with respect to ETHEX under Missouri law. In 1999, KV established a wholly-owned subsidiary, Ther-Rx, to market proprietary branded pharmaceuticals directly to physicians. On June 2, 2010, the Company sold PDI. In May 2010, KV established a wholly-owned subsidiary, Nesher, to market and sell the Company’s generic pharmaceuticals.

Significant Developments

During fiscal year 2009, the Company announced six separate voluntary recalls of certain tablet form generic products as a precaution due to the potential existence of oversized tablets. In December 2008, the U.S. Food and Drug Administration (“FDA”) began an inspection of the Company’s facilities. The Company suspended shipments of all approved tablet-form products in December 2008 and of all other drug products in January 2009. Also, in January 2009, the Company initiated a nationwide voluntary recall affecting most of its products. On March 2, 2009, the Company entered into a consent decree with the FDA regarding its drug manufacturing and distribution. The consent decree was entered by the U.S. District Court, Eastern District of Missouri, Eastern Division on March 6, 2009. As part of the consent decree, the Company agreed not to directly or indirectly do or cause the manufacture, processing, packing, labeling, holding, introduction or delivery for introduction into interstate commerce at or from any of its facilities of any drug, until the Company has satisfied certain requirements designed to demonstrate compliance with the FDA’s current good manufacturing practice (“cGMP”) regulations. The consent decree provides for a series of measures that, when satisfied, will permit the Company to resume the manufacture and distribution of approved drug products. The Company has also agreed not to distribute its products that are not FDA approved, including its prenatal vitamins and hematinic products, unless it obtains FDA approval for such products through the FDA’s New Drug Application (“NDA”) and Abbreviated New Drug Application (“ANDA”) processes. These actions and the requirements under the consent decree have had, and are expected to continue to have, a material adverse effect on the Company’s liquidity position and its results of operations. The Company does not expect to generate any significant revenues until it resumes shipping more of its approved products or until and unless the Company begins to generate significant revenues from the sale of Makena™ (see Note 3 —“Going Concern and Liquidity Considerations”). In September 2010, the FDA approved the reopening of the Company’s manufacturing with respect to its first product, Potassium Chloride ER Capsules, which commenced sales in that month. Additional products are in the process of being brought back to market.

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

On November 10, 2010, Marc S. Hermelin voluntarily resigned as a member of the Board. We had been advised that the Office of Inspector General of the U.S. Department of Health and Human Services (“HHS OIG”) notified Mr. Hermelin that he would be excluded from participating in federal healthcare programs effective November 18, 2010. In an effort to avoid adverse consequences to our Company, including a potential discretionary exclusion of our Company from participation in federal healthcare programs, and to enable our Company to secure our expanded financial agreement, as more fully described in Note 12—“Long-Term Debt” with U.S. Healthcare I, L.L.C. and U.S. Healthcare II, L.L.C. (together, the “Lenders”), the Company, HHS OIG, Mr. Hermelin and his wife (solely with respect to her obligations thereunder, including as joint owner with Mr. Hermelin of certain shares of Company stock) entered into a settlement agreement (the “Settlement Agreement”) under which Mr. Hermelin also resigned as trustee of all family trusts that hold KV stock, agreed to divest his personal ownership interests in our Company’s Class A Common and Class B Common Stock (approximately 1.8 million shares, including shares held jointly with his wife) over an agreed upon period of time in accordance with a divestiture plan and schedule approved by HHS OIG, and agreed to refrain from voting stock under his personal control. In order to implement such agreement, Mr. Hermelin and his wife granted to an independent third party immediate irrevocable proxies and powers of attorney to divest their personal stock interests in the Company if Mr. Hermelin does not timely do so. The Settlement Agreement also required Mr. Hermelin to agree, for the duration of his exclusion, not to seek to influence or be involved with, in any manner, the governance, management, or operations of our Company.

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

The Company made its first installment payment due on December 15, 2010.

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

On November 15, 2010, we entered into a divestiture agreement (the “Divestiture Agreement”) with HHS OIG under which we agreed to sell the assets and operations of ETHEX to unrelated third parties prior to April 28, 2011 and to file articles of dissolution with respect to ETHEX under Missouri law by that date. Following the filing, ETHEX may not engage in any new business other than winding up its operations and will engage in a process provided under Missouri law to identify and resolve its liabilities over at least a two-year period. Under the terms of the Divestiture Agreement, HHS OIG agreed not to exclude ETHEX from federal healthcare programs until April 28, 2011 and, upon completion of the sale of the ETHEX assets and of the filing of the articles of dissolution of ETHEX, the agreement will terminate. Civil monetary penalties and exclusion of ETHEX may occur if we fail to meet our April 28, 2011 deadline. We have also received a letter from HHS OIG advising us further that assuming that we have complied with all agreements deemed necessary by HHS OIG, HHS OIG would not exclude ETHEX thereafter. ETHEX filed its articles of dissolution on December 15, 2010, and ETHEX no longer has any ongoing assets or operations other than those required to conclude the winding up process under Missouri law. ETHEX is currently in the process of selling its assets in order to comply with the Divestiture Agreement.

New Subsidiary

In May 2010, we formed a wholly-owned subsidiary, Nesher, to operate as the sales and marketing company for our generic products. In July 2010, our Board of Directors directed management to explore strategic alternatives with respect to Nesher and the assets and operations of our generic products business, which could include a sale of Nesher. We have retained Jefferies & Co., Inc. to advise us with this strategy. In the meantime, we will continue to prepare products for FDA inspection and continue to anticipate the reintroduction of approved products into the market.

Refer also to Note 18—“Subsequent Events” for discussion of other recent events and developments.

2.	Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X and, accordingly, do not include all information and footnotes required by U.S. GAAP for complete financial statements. For further information, refer to the notes to consolidated financial statements included in the Annual Report on Form 10-K for the fiscal year ended March 31, 2010. The interim consolidated financial statements and accompanying notes should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s 2010 Form 10-K. The balance sheet information as of March 31, 2010 has been derived from the Company’s audited consolidated balance sheet as of that date. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included in these consolidated financial statements. Operating results for the three and nine months ended December 31, 2010 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2011.

Reclassification

Certain reclassifications of prior year amounts have been made to conform to the current year presentation.

PDI

We sold PDI on June 2, 2010. The Company identified the assets and liabilities of PDI as held for sale in the Company’s consolidated balance sheet at March 31, 2010 and has segregated PDI’s operating results separately for the three and nine months ended December 31, 2010 and 2009. See Note 15—“Divestitures” for information regarding the sale of PDI.

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

The most significant estimates made by management include revenue recognition and reductions to gross revenues, inventory valuation, intangible and other long-lived assets, stock-based compensation, warrant valuation, income taxes, and loss contingencies related to legal proceedings. Management periodically evaluates estimates used in the preparation of the consolidated financial statements and makes changes on a prospective basis when adjustments are necessary.

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

Based on the events described in Note 18—“Subsequent Events”, the Company has determined that a triggering event occurred in the fourth quarter of fiscal year 2011 giving rise to the need to assess the recoverability of its long-lived assets. Depending upon which and when, if any, of the strategic and operating alternatives are implemented, the Company believes that future undiscounted cash flows may not be sufficient to support the carrying value of certain of its long-lived assets and this could result in material non-cash charges for impairment of inventory, property and equipment, intangible and other long-lived assets in the quarter and year ending March 31, 2011. Cash flow projections require a significant level of judgment and estimation in order to determine a number of interdependent variables and assumptions such as probability, timing, pricing and various cost factors. Cash flow projections are highly sensitive to changes in these variables and assumptions. Until the Company is able to determine and assess these variables, it cannot assess the level or range of impairment that may be incurred. Also, until we are able to determine the value of the assets associated with this business, we are unable to determine whether proceeds upon disposition will be comparable to the current carrying value of the business segment. The result of these determinations will form the basis for management’s assumptions regarding the ultimate use and/or potential disposition of assets. Assumptions necessary to establish the fair value of long-lived assets will be derived from the outcome of these decisions, which we expect will be determined within approximately the next three months from the date of this filing. At that time management will have the necessary information to prepare its recoverability analysis. As of December 31, 2010, the carrying values of the Company’s inventory; property and equipment, net; and intangible assets, net were $8,493, $109,908 and $49,782, respectively.

Revenue Recognition

During the three months ended December 31, 2009, the Company received from Purdue Pharma L.P., The P.F. Laboratories, Inc. and Purdue Pharmacueticals L.P. (collectively “Purdue”) and sold to its customers all of the generic OxyContin® allotted under a Distribution and Supply Agreement (the “Distribution Agreement”) and recognized net revenue of approximately $143,000 in the Consolidated Statement of Operations. Additionally, the Company recorded approximately $20,000 as cost of sales for the three and nine months ended December 31, 2009, which included royalty fees and the cost of the generic OxyContin® supplied by Purdue. Accordingly, the Company recognized gross profit of approximately $123,000 in the three and nine months ended December 31 ,2009 as a result of the Distribution Agreement entered into with Purdue.

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

The assessment of the Company’s ability to continue as a going concern was made by management considering, among other factors: (i) the timing and number of approved products that will be introduced or reintroduced to the market and the related costs; (ii) the suspension of shipment of all products manufactured by the Company and the requirements under the consent decree with the FDA; (iii) the possibility that the Company may need to obtain additional capital despite the proceeds from the private placement of the Company’s 12% senior secured notes due 2015 (the “2011 Notes”) that it was able to obtain in March 2011 (see Note 18—“Subsequent Events”); (iv) the potential outcome with respect to the governmental inquiries, litigation or other matters described in Note 16—“Commitments and Contingencies”; and (v) the Company’s ability to comply with debt covenants. The Company’s assessment was further affected by the Company’s fiscal year 2010 net loss of $283,612, its net loss for the nine months ended December 31, 2010 of $115,781 and the outstanding balance of cash and cash equivalents of $31,654 and $60,693 as of December 31, 2010 and March 31, 2010, respectively. For periods subsequent to December 31, 2010, the Company expects losses to continue because the Company is unable to generate any significant revenues from more of its own manufactured products until the Company is able to resume shipping more of its approved products and until after the Company is able to generate significant sales of Makena™ (17-alpha hydroxyprogesterone caproate) which was approved by the FDA in February 2011. The Company received notification from the FDA on September 8, 2010 of approval to ship into the marketplace the first product approved under the consent decree, i.e., Potassium Chloride ER Capsule. The Company resumed shipment of extended-release potassium chloride capsule, Micro-K® 10mEq and Micro-K® 8mEq, in September 2010, resumed shipments of its generic version, Potassium Chloride ER Capsule, in December 2010 and the Company began shipping Makena™ in March 2011. The Company is continuing to prepare other products for FDA inspection and does not expect to resume shipping other products until fiscal 2012. In addition, the Company must meet ongoing operating costs as well as costs related to the steps the Company is currently taking to prepare for introducing or reintroducing its approved products to the market. If the Company is not able to obtain the FDA’s clearance to resume manufacturing and distribution of more of its approved products in a timely manner and at a reasonable cost, or if revenues from its sale of approved products introduced or reintroduced into the market place prove to be insufficient, the Company’s financial position, results of operations, cash flows and liquidity will continue to be materially adversely affected. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

Based on current financial projections, management believes the continuation of the Company as a going concern is primarily dependent on its ability to address, among other factors: (i) the successful launch and product sales of Makena™, at prices meeting the Company’s future needs and expectations; (ii) the timing, number and revenue generation of approved products that will be introduced or reintroduced to the market and the related costs; (iii) the suspension of shipment of all products manufactured by the Company and the requirements under the consent decree with the FDA (other than the Potassium Chloride ER Capsule product, including Micro-K® 10mEq and Micro-K® 8mEq, products that are the subject of the FDA notification letter previously discussed); (iv) the possibility that the Company will need to obtain additional capital (see Note 18—“Subsequent Events” for updates); (v) the potential outcome with respect to the governmental inquiries, litigation or other matters described in Note 16—“Commitments and Contingencies”; and (vi) its compliance with its debt covenants. While the Company addresses these matters, it must continue to meet expected near-term obligations, including normal course operating cash requirements and costs associated with introducing and reintroducing approved products to the market (such as costs related to its employees, facilities and FDA compliance), remaining payments associated with the acquisition and retention of its rights to Makena™ (see Note 5—“Acquisitions”), the financial obligations pursuant to the plea agreement with the Department of Justice, costs associated with legal counsel and consultant fees, as well as the significant costs, such as legal and consulting fees, associated with the steps taken by the Company in connection with the consent decree and the litigation and governmental inquiries. If the Company is not able to obtain the FDA’s clearance to resume manufacturing and distribution of certain or many of its approved products in a timely manner and at a reasonable cost and/or if the Company is unable to successfully launch and commercialize Makena™ and/or if the Company experiences adverse outcomes with respect to any of the governmental inquiries or litigation described in Note 16—“Commitments and Contingencies”, its financial position, results of operations, cash flows and liquidity will continue to be materially adversely affected.

In the near term, the Company is focused on the following: (i) continuing the commercial launch of Makena™; (ii) meeting the requirements of the consent decree, which will allow its approved products to be reintroduced to the market (other than the Potassium Chloride ER Capsule product, including Micro-K® 10mEq and Micro-K® 8mEq, products that are the subject of the FDA notification letter previously discussed); (iii) evaluating strategic alternatives with respect to Nesher and other assets; and (iv) pursuing various means to minimize operating costs and increase cash. Since December 31, 2010, the Company has generated non-recurring cash proceeds to support its on-going operating and compliance requirements from a $32,300 private placement of Class A Common Stock in February 2011 and a $225,000 private debt placement (see Note 18—“Subsequent Events”) in March 2011 (a portion of which was used to repay all existing obligations under the agreement with U.S. Healthcare I, L.L.C. and U.S. Healthcare II, L.L.C.)(see Note 12—“Long-Term Debt” for description of U.S. Healthcare I, L.L.C and U.S. Healthcare II, L.L.C loan). While these cash proceeds are expected to be sufficient to meet near term cash requirements, the Company is pursuing ongoing efforts to increase cash, including, but not limited to the continued implementation of cost savings, exploration of strategic alternatives with respect to Nesher and the assets and operations of the Company’s generic products business and other assets and the return of certain of the Company’s approved products to market in a timely manner (other than the Potassium Chloride ER Capsule, including Micro-K® 10mEq and Micro-K® 8mEq, products that are the subject of the FDA notification letter previously discussed). The Company cannot provide assurance that it will be able to realize the cost reductions it anticipates from reducing its operations or its employee base, that some or many of its approved products can be returned to the market in a timely manner or at all, that its higher profit approved products will return to the market in the near term or that the Company can obtain additional cash through asset sales, a successful commercial launch of Makena™ or other means. If the Company is unsuccessful in its efforts to introduce or return its products to market, or if needed to sell assets and raise additional capital in the near term, the Company will be required to further reduce its operations, including further reductions of its employee base, or the Company may be required to cease certain or all of its operations in order to offset the lack of available funding.

The Company continues to evaluate the sale of certain of its assets and businesses, including the sale of its generics business as a result of a strategic decision to focus on being a branded pharmaceutical company. However, due to general economic conditions, the Company will likely be exposed to risks related to the overall macro-economic environment, including a lower rate of return than it has historically experienced on its invested assets and being limited in its ability to sell assets. In addition, the Company cannot provide any assurance that it will be successful in finding suitable purchasers for the sale of such assets. Even if the Company is able to find purchasers, it may not be able to obtain attractive terms and conditions for such sales, including attractive pricing. In addition, divestitures of businesses involve a number of risks, including the diversion of management and employee attention, significant costs and expenses, the loss of customer relationships, a decrease in revenues and earnings associated with the divested business, and the disruption of operations in the affected business. Furthermore, divestitures potentially involve significant post-closing separation activities, which could involve the expenditure of significant financial and employee resources. Inability to consummate identified asset sales or manage the post-separation transition arrangements could adversely affect the Company’s business, financial condition, results of operations, cash flows, and ability to comply with the obligations in its outstanding debt.

4.	Recently Issued Accounting Standards

There have been no new recent accounting pronouncements or changes in accounting pronouncements for the nine months ended December 31, 2010 as compared to the recent accounting pronouncements described in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2010. The Company has adopted or will adopt, as applicable, accounting pronouncements that are effective for fiscal year 2011.

5.	Acquisitions

On January 16, 2008, the Company entered into an Asset Purchase Agreement (the “Original Agreement”) with Cytyc Prenatal Products Corp. and Hologic, Inc. (Cytyc Prenatal Products Corp. and Hologic, Inc. are referred to collectively as “Hologic”). On January 8, 2010, the Company and Hologic entered into an Amendment (“Amendment No. 1”) to the Original Agreement, which, among other things, included a $70,000 cash payment for the exclusive rights to Makena™, which was recorded as purchased in-process research and development expense on the statement of operations for the year ended March 31, 2010. On February 4, 2011, the Company entered into a second amendment (“Amendment No. 2”) to the Original Agreement. The amendments set forth in Amendment No. 2 reduced the payment to be made on the fifth business day following the day on which Hologic gave the Company notice that the FDA has approved Makena™ (the “Transfer Date”) to $12,500 and revised the schedule for making the remaining payments of $107,500. Under these revised payment provisions, after the $12,500 payment on the Transfer Date and a subsequent $12,500 payment twelve months after the date that the FDA approves Makena™ (the “Approval Date”), the Company has the right to elect between the two alternate payment schedules for the remaining payments, with royalties of 5% of the net sales of Makena™ payable for certain periods and under different circumstances, depending on when the Company elects to make the remaining payments. The Company may make any of the payments on or before their due dates, and the date on which the Company makes the final payment contemplated by the selected payment schedule will be the final payment date, after which royalties, if any, will cease to accrue. Pursuant to the Indenture governing the 2011 Notes, the Company agreed to make certain elections with respect to the payment schedules and agreed to certain other restrictions on its ability to amend the payment schedules. See Note 18—“Subsequent Events” for further description and timing of payments of Amendment No. 2.

6.	Earnings (Loss) Per Share

The Company has two classes of common stock: Class A Common Stock and Class B Common Stock that is convertible into Class A Common Stock. With respect to dividend rights, holders of Class A Common Stock are entitled to receive cash dividends per share equal to 120% of the dividends per share paid on the Class B Common Stock. For purposes of calculating basic loss per share, undistributed losses are allocated to each class of common stock based on the contractual participation rights of each class of security.

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

The following tables set forth the computation of basic loss per share for the three and nine months ended December 31, 2010 and 2009:

	Three Months Ended December 31,
	2010		2009
	Class A	Class B	Class A	Class B

Basic earnings (loss) per share:
Numerator:
Allocation of undistributed earnings (loss) from continuing operations	$(35,350)	$(11,332)	$84,891	$22,426
Allocation of undistributed earnings from discontinued operations	—	—	990	262

Allocation of undistributed earnings (loss)	$(35,350)	$(11,332)	$85,881	$22,688

Denominator:
Weighted average shares outstanding	37,795	12,116	37,797	11,982
Less—weighted average unvested common shares subject to repurchase	—	—	—	—

Number of shares used in per share computations	37,795	12,116	37,797	11,982

Basic earnings (loss) per share from continuing operations	$(0.94)	$(0.94)	$2.25	$1.87
Basic earnings per share from discontinued operations	—	—	0.02	0.02

Basic earnings (loss) per share	$(0.94)	$(0.94)	$2.27	$1.89

	Nine Months Ended December 31,
	2010		2009
	Class A	Class B	Class A	Class B

Basic loss per share:
Numerator:
Allocation of undistributed loss from continuing operations	$(93,754)	$(30,164)	$(3,841)	$(1,222)
Allocation of undistributed earnings from discontinued operations	1,673	538	3,497	1,112
Allocation of undistributed gain on sale of discontinued operations	4,444	1,430	—	—

Allocation of undistributed loss	$(87,637)	$(28,196)	$(344)	$(110)

Denominator:
Weighted average shares outstanding	37,795	12,160	37,799	12,026
Less—weighted average unvested common shares subject to repurchase	—	—	—	(2)

Number of shares used in per share computations	37,795	12,160	37,799	12,024

Basic loss per share from continuing operations	$(2.48)	$(2.48)	$(0.10)	$(0.10)
Basic earnings per share from discontinued operations	0.04	0.04	0.09	0.09
Basic earnings per share from gain on sale of discontinued operations	0.12	0.12	—	—

Basic loss per share	$(2.32)	$(2.32)	$(0.01)	$(0.01)

The following table sets forth the computation of diluted loss per share for the three and nine months ended December 31, 2010 and 2009:

	Three Months Ended December 31,
	2010		2009
	Class A	Class B	Class A	Class B

Diluted earnings (loss) per share:
Numerator:
Allocation of undistributed earnings (loss) from continuing operations	$(35,350)	$(11,332)	$84,891	$22,426
Reallocation of undistributed earnings (loss) from continuing operations as a result of conversion of Class B to Class A shares	(11,332)	—	22,426	—
Reallocation of undistributed earnings from continuing operations to Class B shares	—	—	—	(4,211)
Add—preferred stock dividends	—	—	18	—
Add—interest expense from convertible notes	—	—	909	—

Allocation of undistributed earnings (loss) from continuing operations for diluted computation	(46,682)	(11,332)	108,244	18,215

Allocation of undistributed earnings from discontinued operations	—	—	990	262
Reallocation of undistributed earnings from discontinued operations as a result of conversion of Class B to Class A shares	—	—	262	—
Reallocation of undistributed earnings from discontinued operations to Class B shares	—	—	—	(51)

Allocation of undistributed earnings from discontinued operations for diluted computation	—	—	1,252	211

Allocation of undistributed earnings (loss)	$(46,682)	$(11,332)	$109,496	$18,426

Denominator:
Number of shares used in basic computation	37,795	12,116	37,797	11,982
Weighted average effect of dilutive securities:
Conversion of Class B to Class A shares	12,116	—	11,982	—
Employee stock options	—	—	2,524	—
Convertible preferred stock	—	—	338	—
Convertible notes	—	—	8,692	—

Number of shares used in per share computations	49,911	12,116	61,333	11,982

Diluted earnings (loss) per share from continuing operations	$(0.94)	$(0.94)	$1.77	$1.52
Diluted earnings per share from discontinued operations	—	—	0.02	0.02

Diluted earnings (loss) per share (1) (2)	$(0.94)	$(0.94)	$1.79	$1.54

(1)	For the three months ended December 31, 2010, there were stock options to purchase 1,635 shares (excluding 1,851 out of the money shares) of Class A Common Stock, 104 out of the money shares of Class B Common Stock, preferred shares convertible into 338 shares of Class A Common Stock, $200,000 principal amount of convertible notes convertible into 8,692 shares of Class A Common Stock and warrants to purchase 4,463 shares of Class A Common Stock that were excluded from the computation of diluted loss and diluted loss from continuing operations per share because their effect would have been anti-dilutive.
(2)	For the three months ended December 31, 2009, there were stock options to purchase 1,691 out of the money shares of Class A Common Stock and 28 out of the money shares of Class B Common Stock that were excluded from the computation of diluted loss per share because their effect would have been anti-dilutive.

	Nine Months Ended December 31,
	2010		2009
	Class A	Class B	Class A	Class B

Diluted loss per share:
Numerator:
Allocation of undistributed loss from continuing operations	$(93,754)	$(30,164)	$(3,841)	$(1,222)
Reallocation of undistributed loss from continuing operations as a result of conversion of Class B to Class A shares	(30,164)	—	(1,222)	—

Allocation of undistributed loss from continuing operations for diluted computation	(123,918)	(30,164)	(5,063)	(1,222)

Allocation of undistributed earnings from discontinued operations	1,673	538	3,497	1,112
Reallocation of undistributed earnings from discontinued operations as a result of conversion of Class B to Class A shares	538	—	1,112	—

Allocation of undistributed earnings from discontinued operations for diluted computation	2,211	538	4,609	1,112

Allocation of undistributed gain on sale of discontinued operations	4,444	1,430	—	—
Reallocation of undistributed gain on sale of discontinued operations as a result of conversion of Class B to Class A shares	1,430	—	—	—

Allocation of undistributed gain on sale of discontinued operations for diluted computation	5,874	1,430	—	—

Allocation of undistributed loss	$(115,833)	$(28,196)	$(454)	$(110)

Denominator:
Number of shares used in basic computation	37,795	12,160	37,799	12,024
Weighted average effect of dilutive securities:
Conversion of Class B to Class A shares	12,160	—	12,024	—

Number of shares used in per share computations from continuing operations	49,955	12,160	49,823	12,024

Number of shares used in per share computations from discontinuing operations	49,955	12,160	49,823	12,024

Diluted loss per share from continuing operations	$(2.48)	$(2.48)	$(0.10)	$(0.10)
Diluted earnings per share from discontinued operations	0.04	0.04	0.09	0.09
Diluted earnings per share from gain on sale of discontinued operations	0.12	0.12	—	—

Diluted loss per share (3) (4)	$(2.32)	$(2.32)	$(0.01)	$(0.01)

(3)	For the nine months ended December 31, 2010, there were stock options to purchase 1,635 shares (excluding 1,851 out of the money shares) of Class A Common Stock, 104 out of the money shares of Class B Common Stock, preferred shares convertible into 338 shares of Class A Common Stock, $200,000 principal amount of convertible notes convertible into 8,692 shares of Class A Common Stock and warrants to purchase 4,463 shares of Class A Common Stock that were excluded from the computation of diluted loss per share because their effect would have been anti-dilutive.
(4)	For the nine months ended December 31, 2009, there were stock options to purchase 1,110 shares (excluding 3,086 out of the money shares) of Class A Common Stock, stock options to purchase 2 shares (excluding 55 out of the money shares) of Class B Common Stock, preferred shares convertible into 338 shares of Class A Common Stock and $200,000 principal amount of convertible notes convertible into 8,692 shares of Class A Common Stock that were excluded from the computation of diluted loss per share because their effect would have been anti-dilutive.

7.	Investment Securities

The carrying amount of available-for-sale securities and their approximate fair values at December 31, 2010 and March 31, 2010 were as follows:

	December 31, 2010
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Non-current auction rate securities	$61,049	$2,037	$—	$63,086

	March 31, 2010
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Non-current auction rate securities	$62,949	$2,916	$—	$65,865

At December 31, 2010 and March 31, 2010, the Company had $69,150 and $71,550, respectively, of principal invested in auction rate securities (“ARS”). These securities all have a maturity in excess of 10 years. The Company’s investments in ARS primarily represent interests in collateralized debt obligations supported by pools of student loans, the principal of which is guaranteed by the U.S. Government. ARS backed by student loans are viewed as having low default risk and therefore very low risk of credit downgrade. The ARS held by the Company are AAA-rated securities with long-term nominal maturities for which the interest rates are reset through a Dutch auction process that occurs at pre-determined intervals of up to 35 days. Prior to 2008, the auctions provided a liquid market for these securities.

With the liquidity issues experienced in global credit and capital markets, the ARS held by the Company at December 31, 2010 and March 31, 2010 experienced multiple failed auctions beginning in February 2008 as the amount of securities submitted for sale exceeded the amount of purchase orders. Given the failed auctions, the Company’s ARS are considered illiquid until a successful auction for them occurs. Accordingly, the $63,086 and $65,865 of ARS at December 31, 2010 and March 31, 2010, respectively, were classified as non-current assets and are included in the line item “Investment securities” in the accompanying Consolidated Balance Sheets.

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

In accordance with authoritative guidance ASC 860, Transfers and Servicing, the Company accounted for the ARS transfer to CGMI, including the two-year option to reacquire the ARS, as a secured borrowing with pledge of collateral. The transfer of the ARS to CGMI does not meet all of the conditions set forth in ASC 860 in order to be accounted for as a sale. As a secured borrowing with pledge of collateral, the Company was required to record a short-term liability (“collateralized borrowing”) as of December 31, 2010 for the ARS sale proceeds, representing a borrowing of cash from CGMI (see Note 12—“Long-Term Debt”). The ARS have been transferred to CGMI and serve as a pledge of collateral under this borrowing. The Company will continue to carry the ARS as an asset in the accompanying Consolidated Balance Sheets, and it will continue to adjust to the ARS’ fair value on a quarterly basis (see Note 8—“Fair Value Measures”). In the event any ARS are redeemed prior to the expiration of the option, the Company will account for the redemptions as a sale pursuant to ASC 860.

The Company faces significant liquidity concerns as discussed in Note 3—“Going Concern and Liquidity Considerations.” As a result, the Company determined that it could no longer support its previous assertion that it had the ability to hold impaired securities until their forecasted recovery. Accordingly, the Company concluded that the ARS became other-than-temporarily impaired during

December 2008 and recorded a $9,122 loss into earnings. This adjustment reduced the carrying value of the ARS to $63,678 at December 31, 2008. The estimated fair value of the Company’s ARS holdings at March 31, 2010 was $65,865. The Company recorded discount accretion of $292 on the carrying value of ARS and recorded the $2,916 difference between the fair value of the Company’s ARS at March 31, 2010 in accumulated other comprehensive income as an unrealized gain of $1,846, net of tax. The estimated fair value of the Company’s ARS holdings at December 31, 2010 was $63,086. The Company recorded discount accretion of $211 on the carrying value of ARS and recorded the $2,037 difference between the fair value of the Company’s ARS at December 31, 2010 in accumulated other comprehensive income as an unrealized gain of $1,286, net of tax.

Since the transfer of the ARS to CGMI on January 21, 2010, $1,150 and $2,400 par value were redeemed in the three and nine months ended December 31, 2010, respectively. The Company has received from CGMI cash proceeds in the amount of $198 and $424 for the three and nine months ended December 31, 2010, respectively, representing the difference between the principal amount of securities redeemed and the price in which they were previously sold to CGMI. The Company also recorded a gain in the Consolidated Statement of Operations for the three and nine months ended December 31, 2010 in the amount of $79 and $232, respectively, representing the difference between the principal amount of the securities redeemed and their carrying value prior to redemption.

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

The following tables present the Company’s fair value hierarchy as of December 31, 2010 for those financial assets measured at fair value on a recurring basis:

	Fair Value Measurements at December 31, 2010
	Total	Level 1	Level 2	Level 3
Non-current ARS	$63,086	$—	$—	$63,086

The following tables present the Company’s fair value hierarchy as of March 31, 2010 for those financial assets measured at fair value on a recurring basis:

	Fair Value Measurements at March 31, 2010
	Total	Level 1	Level 2	Level 3
Non-current ARS	$65,865	$—	$—	$65,865

Due to the lack of observable market quotes and an illiquid market for the Company’s ARS portfolio that existed as of December 31, 2010, the Company utilized a valuation model that relied exclusively on Level 3 inputs, including those that are based on expected cash flow streams and collateral values (see Note 7—“Investment Securities”).

The contingent interest feature of the $200,000 principal amount of Contingent Convertible Subordinated Notes (see Note 12—“Long-Term Debt”) meets the criteria of and qualifies as an embedded derivative. Although this feature represents an embedded derivative financial instrument, based on its de minimis value at the time of issuance and at December 31, 2010, no value has been assigned to this embedded derivative.

The following table presents the changes in fair value for financial assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

Non-Current Auction Rate Securities (Level 3)

Balance at April 1, 2010	$65,865

Unrealized loss included in other comprehensive loss	(879)
Accretion of investment impairment	211
Redemptions	(2,111)

Balance at December 31, 2010	$63,086

9.	Inventories

Inventories, net of reserves, consisted of:

	2010
	December 31,	March 31,

Raw materials	$6,836	$5,019
Finished goods	1,657	465

	$8,493	$5,484

Management establishes reserves for potentially obsolete or slow-moving inventory based on an evaluation of inventory levels, forecasted demand, and market conditions.

The Company ceased all manufacturing activities during the fourth quarter of fiscal year 2009, and its net revenues in the period ended December 31, 2010 and December 31, 2009 are limited primarily to sales of products manufactured by third parties. Additionally, all costs associated with the Company’s manufacturing operations are recognized directly into cost of sales rather than capitalized into inventory.

10.	Intangible Assets

Intangible assets consisted of:

	2010
	December 31,			March 31,
	Gross Carrying Amount (a)	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount (a)	Accumulated Amortization	Net Carrying Amount

Product rights acquired:
Micro-K®	$36,140	$(21,307)	$14,833	$36,140	$(19,952)	$16,188
Evamist™	21,175	(8,690)	12,485	21,175	(7,876)	13,299
Trademarks acquired:
Evamist™	5,082	(2,454)	2,628	5,082	(2,283)	2,799
License agreements:
Evamist™	35,648	(16,028)	19,620	35,648	(14,748)	20,900
Other	—	—	—	—	—	—
Covenants not to compete:
Evamist™	627	(627)	—	627	(627)	—
Trademarks and patents	1,504	(1,416)	88	1,308	(1,308)	—
Other	367	(239)	128	691	(216)	475

Total intangible assets	$100,543	$(50,761)	$49,782	$100,671	$(47,010)	$53,661

(a)	Gross Carrying Amount is shown net of impairment charges.

In May 2007, the Company acquired the U.S. marketing rights to Evamist®, a transdermal estrogen therapy, from VIVUS, Inc. Under the terms of the asset purchase agreement for Evamist®, the Company paid $10,000 in cash at closing and made an additional cash payment of $141,500 upon final approval of the product by the FDA. The agreement also provides for two future payments upon achievement of certain net sales milestones. If Evamist® achieves $100,000 of net sales in a fiscal year, a one-time payment of $10,000 will be made, and if net sales reach $200,000 in a fiscal year, a one-time payment of up to $20,000 will be made.

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

As of December 31, 2010, the Company’s product rights acquired, trademark rights acquired, license agreements, trademarks and patents, and other intangible assets have weighted average useful lives of approximately 17 years, 15 years, 15 years, 13 years, and 5 years, respectively. Amortization of intangible assets was $1,175 and $2,980 for the three months ended December 31, 2010 and December 31, 2009, respectively, and $3,660 and $8,875 for the nine months ended December 31, 2010 and 2009, respectively.

Management tests the carrying value of intangible assets for impairment at least annually and also assesses and evaluates on a quarterly basis if any events have occurred which indicate the possibility of impairment. During the assessment as of December 31, 2010, management did not identify any events that were indicative of impairment. However, any significant changes in actual future results from the assessment used to perform the quarterly evaluation, such as lower sales, increases in production costs, technological changes or decisions not to produce or sell products, could result in impairment at a future date (see Note 2—“Basis of Presentation”).

Assuming no other additions, disposals or adjustments are made to the carrying values and/or useful lives of the intangible assets, annual amortization expense on product rights, trademarks acquired and other intangible assets is estimated to be approximately $5,000 in each of the five succeeding fiscal years.

11.	Accrued Severance and Salary Reduction

Accrued severance consists primarily of severance benefits owed to employees whose employment was terminated in connection with the ongoing realignment of the Company’s cost structure. Severance expense recognized in the three months ended December 31, 2010 was recorded in part to restructuring charges, which are included in selling and administrative and in part to cost of sales in the consolidated statement of operations. Subsequent to March 31, 2010, certain executives of the Company, including the former Interim President and Interim Chief Executive Officer resigned or were terminated. As a result, the Company, pursuant to existing employment agreements, incurred severance related expenses, which were recorded in the nine months ended December 31, 2010. The activity in accrued severance for the nine months ended December 31, 2010 and twelve months ended March 31, 2010 are summarized as follows:

	2010
	December 31,	March 31,
Balance at beginning of period	$6,243	$10,002
Provision for severance benefits	2,130	6,925
Amounts charge to accrual	(7,407)	(10,684)

Balance at end of period	$966	$6,243

On September 13, 2010, the Company implemented a mandatory salary reduction program for most of its exempt personnel, ranging from 15% to 25% of base salary, in order to conserve cash and financial resources. The Company plans on repaying its employees, who are still employed by the Company at the time of payment, during fiscal year 2012. At December 31, 2010 the Company recorded a liability of $1,633 related to the salary reduction program. In March 2011, the salaries of exempt personnel were reinstated.

12.	Long-Term Debt

Long-term debt consisted of:

	2010
	December 31,	March 31,

Convertible notes	$200,000	$200,000
Building mortgages	33,600	35,288
Collateralized borrowing	59,248	61,224
US Healthcare loan (less discount on loan of $10,841)	49,526	—
Software financing arrangement	—	588

	342,374	297,100
Less current portion	(111,156)	(63,926)

	$231,218	$233,174

Convertible notes

In May 2003, the Company issued $200,000 principal amount of 2.5% Contingent Convertible Subordinated Notes (the “Notes”) that are convertible, under certain circumstances, into shares of Class A Common Stock at an initial conversion price of $23.01 per share. The Notes, which mature on May 16, 2033, bear interest that is payable on May 16 and November 16 of each year at a rate of 2.50% per annum. The Company also is obligated to pay contingent interest at a rate equal to 0.5% per annum during any six-month period from May 16 to November 15 and from November 16 to May 15, with the initial six-month period commencing May 16, 2006, if the average trading price of the Notes per $1,000 principal amount for the five trading day period ending on the third trading day immediately preceding the first day of the applicable six-month period equals $1,200 or more. In November 2007, the average trading price of the Notes reached the threshold for the five-day trading period that resulted in the payment of contingent interest and for the period from November 16, 2007 to May 15, 2008 the Notes paid interest at a rate of 3.00% per annum. In May 2008, the average trading price of the Notes fell below the contingent interest threshold for the five-day trading period and beginning May 16, 2008 the Notes began to pay interest at a rate of 2.50% per annum, which is the current rate as of December 31, 2010.

The Company may redeem some or all of the Notes at any time, at a redemption price, payable in cash, of 100% of the principal amount of the Notes, plus accrued and unpaid interest, including contingent interest, if any. Holders may require the Company to repurchase all or a portion of their Notes on May 16, 2013, 2018, 2023 and 2028 or upon a change in control, as defined in the indenture governing the Notes, at a purchase price, payable in cash, of 100% of the principal amount of the Notes, plus accrued and unpaid interest, including contingent interest, if any. Holders had the right to require the Company to repurchase all or a portion of their Notes on May 16, 2008 and, accordingly, the Company classified the Notes as a current liability as of March 31, 2008. Since no holders required the Company to repurchase all or a portion of their Notes on this date and because the next occasion holders may require the Company to repurchase all or a portion of their Notes is May 16, 2013, the Notes were classified as a long-term liability as of December 31, 2010 and March 31, 2010. The Notes are subordinate to all of the Company’s existing and future senior obligations.

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

Building mortgages

In March 2006, the Company entered into a $43,000 mortgage loan arrangement with LaSalle National Bank Association, in part, to refinance $9,859 of existing mortgages. The $32,764 of net proceeds the Company received from the mortgage loan was used for working capital and general corporate purposes. The mortgage loan, which is secured by four of the Company’s buildings, bears interest at a rate of 5.91% and matures on April 1, 2021. The Company is current in all its financial payment obligations under the mortgage loan arrangement. However, at March 31, 2009 and 2010, the Company was not in compliance with one or more of the requirements of the mortgage loan documentation. At March 31, 2009, the entire amount outstanding under the mortgage was classified as a current liability.

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

With respect to the waiver of the requirement to deliver Form 10-Ks and Form 10-Qs, the Company agreed to bring its filings current effective with the submission of the Form 10-Q for the quarter ended December 31, 2010 and become timely on a go-forward basis with the filing of the Form 10-K for the fiscal year ending March 31, 2011. This waiver applies to the Company’s existing late filings. Accordingly, the portion of the mortgage not payable in the following 12 months was classified as a long-term liability as of December 31, 2010 and March 31, 2010.

In addition to the waivers, LNR Partners also agreed to remove the Company’s subsidiaries ETHEX and PDI as guarantors under the Loan Documents and to add Nesher as a new guarantor under the Loan Documents.

U.S. Healthcare loan

On September 13, 2010, the Company entered into a loan agreement with U.S. Healthcare I, L.L.C. and U.S. Healthcare II, L.L.C. (together, the “Lenders”), affiliates of Centerbridge Partners, L.P. for a $20,000 loan (the “Loan”) secured by assets of the Company. The loan agreement included a period of exclusivity through September 28, 2010 to negotiate an expanded, longer-term financial arrangement among the Company and the Lenders.

On November 17, 2010, the Company entered into an agreement with the Lenders, for a senior secured debt financing package of up to $120,000 consisting of (1) a fully funded $60,000 term loan (the “Bridge Loan”) that retired the $20,000 loan previously provided by the Lenders on September 13, 2010, and that was provided for general corporate and working capital purposes and (2) a commitment to provide a multi-draw term loan up to an aggregate principal amount of $120,000 (the “Multi-Draw Term Loan”) with such additional draws dependent on the achievement by the Company of various conditions as outlined in the related agreement. The Company wrote-off approximately $1,949 of deferred financing costs related to the retirement of the $20,000 as required by accounting for debt extinguishments in the quarter ended December 31, 2010.

Under the terms of the Bridge Loan agreement, the Company paid interest at an annual rate of 16.5% (5% of which was payable in kind) with a maturity date in March 2013. The Company furnished as collateral substantially all assets of the Company to secure the loan. The Bridge Loan was guaranteed by certain of the Company’s domestic subsidiaries and the guarantors furnished as collateral substantially all of their assets to secure the guarantee obligations. In addition, the Company issued stock warrants to the Lenders granting them rights to purchase up to 12,588 shares of the Company’s Class A Common Stock (the “Initial Warrants”). The Initial Warrants have an exercise price of $1.62 per share, subject to possible standard anti-dilutive adjustment. These warrants were valued at $24,015 using a Black-Scholes option pricing model utilizing the following assumptions: risk free rate of 1.5%; expected volatility of 99.0%; expected dividend of $0; and expected life of five years.

In recording the Bridge Loan transaction, the Company allocated the proportionate share of the Initial Warrants, at their fair value, to the value of the proceeds of the Loan as a discount to the Loan. As a result of the proceeds from the Bridge Loan extinguishing the Loan, the fair value of the Initial Warrants of $7,997 allocated to the Loan were recorded as a discount to the Loan and expensed as required by accounting for debt extinguishments in the quarter ended December 31, 2010.

In recording the Initial Warrants and debt associated with the Bridge Loan, the Company allocated, at their relative fair value, their proportionate share of the Initial Warrants and relative fair value of the Bridge Loan, less the amount allocated to the Loan as previously described. In November, the Company recorded $11,438 as the relative fair value of the Initial Warrants associated with the Multi-Draw Term Loan as a discount to the Bridge Loan. The discount is being amortized using the effective interest method to interest expense based upon the maturity date of the Bridge Loan. In March 2011, the Company retired the Bridge Loan as further described in Note 18—“Subsequent Events” at which time the remaining debt discount will be expensed.

The $120,000 Multi-Draw Term Loan consisted of three tranches that would have been available to the Company following the achievement of certain conditions. The first tranche of $80,000 would have been available upon the approval of Makena™ and would have been used to repay the Bridge Loan of $60,000, make a milestone payment to Hologic, and provide funds for general corporate and working capital purposes. The second tranche of $20,000 would have been available to the Company upon achieving at least one of certain performance thresholds including either, (1) certain metrics associated with Evamist®, or (2) receiving FDA approval for the manufacture and distribution of Clindesse® and Gynazole-1®. The proceeds of the second tranche would have been used for general corporate and working capital purposes. The third tranche of $20,000 would have been available to the Company upon evidencing its ability, to the satisfaction of the Lenders, to meet certain liquidity thresholds necessary to satisfy future obligations, including a future milestone payment to Hologic that is due to be paid one year following FDA approval of Makena™. The proceeds from the third tranche would have been used for general corporate and working capital purposes.

The Company and the Lenders amended the financing arrangements on January 6, 2011 and again on March 2, 2011. Pursuant to the amendments, the Company and the Lenders amended the Bridge Loan terms and covenants to reflect the Company’s then current projections and timing of certain anticipated future events, including the planned disposition of certain assets. The amendments extended the $60,000 payment that was due on March 20, 2011 to three payments of $20,000 each with the first payment due (and paid on February 18, 2011) upon closing and funding the private placement of Class A Common Stock, $20,000 due in April 2011 and $20,000 due in August 2011. In addition, all past covenant issues were waived. As a result of the amendments, the Company would not have been required to sell its generics business by March 20, 2011, but would have been required to cause such sale by August 31, 2011. In addition, the applicable premium (a make-whole payment of interest with respect to payments on the loans prior to maturity) was amended to provide that if the Bridge Loan was repaid in full as a result of a refinancing transaction provided other than by the Lenders, as has occurred on March 17, 2011 with the issuance of the 2011 Notes, a premium was paid to the Lenders equal to $12,500, of which $7,295 has already been paid in connection with the private placement. In addition, on March 17, 2011, an amount of $7,500 was placed in escrow and will be released to the Company or to the Lenders on August 31, 2011 or September 30, 2011, as the case may be, depending on the status of the Company’s registration process with the SEC by such dates and the Company’s stock price meeting certain specified levels as of the applicable date. In connection with the amendments and certain waivers granted by the Lenders, the Company issued additional warrants to the Lenders to purchase up to 7,451 shares of the Company’s Class A Common Stock, at an exercise price of $1.62 per share, and amended and restated the Initial Warrants. The Company is in the process of valuing the additional warrants.

The Multi-Draw Term Loan, as amended, provided for a total commitment of $118,000. If entered into, the Multi-Draw Term Loan, as amended, would have refinanced the Bridge Loan in full and would have provided $70,000 of additional financing consisting of (i) a $30,000 tranche B-2 term loan and (ii) a $40,000 tranche B-3 term loan. The withdrawal schedule under the Multi-Draw Term Loan was revised to allow for release of funds from controlled accounts on the closing date sufficient to repay the Bridge Loan and future draws against the Multi-Draw Term Loan, subject to achievement of certain Makena™ related milestones, of $15,000 in March 2011, $15,000 in May 2011 and $10,000 in each of July, August, September and October 2011. The commitment letter for the Multi-Draw Term Loan would have expired on March 31, 2011.

On February 7, 2011, the Company repaid a portion of the Bridge Loan with proceeds from a private placement of Class A Common Stock and on March 17, 2011, the Company repaid in full the remaining obligations under the Bridge Loan (including the payment of related premiums) with a portion of the proceeds of the offering of the 2011 Notes (and terminated the related future loan commitments). See Note 18—“Subsequent Events” for further discussion on these financial arrangements.

Collateralized borrowing

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

In accordance with authoritative guidance ASC 860, Transfers and Servicing, the Company accounted for the ARS transfer to CGMI, including the two-year option to reacquire the ARS, as a secured borrowing with pledge of collateral. The transfer of the ARS to CGMI does not meet all of the conditions set forth in ASC 860 in order to be accounted for as a sale. As a secured borrowing with pledge of collateral, the Company was required to record a short-term liability (“collateralized borrowing”) as of March 31, 2010 for the ARS sale proceeds, representing a borrowing of cash from CGMI. The ARS have been transferred to CGMI and serve as a pledge of collateral under this borrowing. The Company will continue to carry the ARS as an asset in the accompanying Consolidated Balance Sheets, and it will continue to adjust to the ARS’ fair value on a quarterly basis (see Note 8—“Fair Value Measures”). In the event any ARS are redeemed prior to the expiration of the option, the Company will account for the redemptions as a sale pursuant to ASC 860. Through December 31, 2010, $2,400 par value of ARS ($1,976 at CGMI purchase cost) were redeemed.

Software Financing Arrangement

The Company entered into an installment payment arrangement with a financial institution for the purchase of software products and the right to receive consulting or other services from the seller. The Company is amortizing the amounts paid ratably over the service period over 16 consecutive quarters which ended in December 2010. The Company renegotiated the contract on November 10, 2010 and will pay for services it receives as they are incurred.

Interest Paid

The Company paid interest of $4,160 and $3,057 for the three months ended December 31, 2010 and 2009, respectively, and $7,842 and $6,722 for the nine months ended December 31, 2010 and 2009, respectively.

13.	Comprehensive Loss

Comprehensive loss includes all changes in equity during a period except those that resulted from investments by or distributions to the Company’s shareholders. Other comprehensive loss refers to revenues, expenses, gains and losses that, under U.S. GAAP, are included in comprehensive loss, but excluded from net loss as these amounts are recorded directly as an adjustment to shareholders’ deficit. For the Company, comprehensive loss is comprised of net loss, the net changes in unrealized gains and losses on available for sale marketable securities, net of applicable income taxes, and changes in the cumulative foreign currency translation adjustment. Total comprehensive (loss) income was $(46,828) and $108,998 for the three months ended December 31, 2010 and 2009, respectively, and $(116,453) and $148 for the nine months ended December 31, 2010 and 2009, respectively.

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

The following represents information for the Company’s reportable operating segments (excluding discontinued operations) for the three and nine months ended December 31, 2010 and 2009:

	Three Months Ended December 31,	Branded Products	Specialty Generics	All Other	Eliminations	Consolidated

Net Revenues
	2010	$3,979	$1,431	$10	$—	$5,420
	2009	3,065	144,415	—	—	147,480
Segment profit (loss)
	2010	(1,971)	1,043	(43,177)	—	(44,105)
	2009	(4,794)	136,259	(48,287)	—	83,178
Identifiable assets
	2010	4,837	6,770	286,365	(1,758)	296,214
	2009	2,335	10,913	557,891	(1,758)	569,381
Property and equipment additions
	2010	—	—	3	—	3
	2009	—	—	256	—	256
Depreciation and amortization
	2010	11	13	3,806	—	3,830
	2009	132	17	7,670	—	7,819

	Nine Months Ended December 31,	Branded Products	Specialty Generics	All Other	Eliminations	Consolidated

Net Revenues
	2010	$11,200	$893	$10	$—	$12,103
	2009	11,287	145,733	7	—	157,027
Segment profit (loss)
	2010	(8,414)	(509)	(112,435)	—	(121,358)
	2009	(11,387)	133,741	(151,172)	—	(28,818)
Property and equipment additions
	2010	—	—	323	—	323
	2009	—	—	3,583	—	3,583
Depreciation and amortization
	2010	65	46	12,276	—	12,387
	2009	396	52	23,247	—	23,695

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

Sale of PDI

In March 2009, because of liquidity concerns and the Company’s expected near-term cash requirements, the Company’s Board approved management’s recommendation to market PDI for sale. PDI, formerly a wholly-owned subsidiary of the Company, develops and markets specialty value-added raw materials, including drugs, directly compressible and micro encapsulated products, and other products used in the pharmaceutical industry and other markets. As a result of the decision to sell PDI, the Company identified the assets and liabilities at PDI as held for sale at March 31, 2010. The activity of PDI is recorded in discontinued operations for the nine months ended December 31, 2010 and for the three and nine months ended December 31, 2009, respectively.

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

The table below reflects the operating results of PDI for the three and nine months ended December 31, 2009 and 2010, respectively and net assets held for sale at March 31, 2010.

	Three Months Ended December 31,	Nine Months Ended December 31,
	2009	2010	2009

Net revenues	$4,402	$2,729	$11,649
Cost of sales	3,551	2,518	9,074

Gross profit	851	211	2,575

Operating expenses:
Research and development	2	1	7
Selling and administrative	(1,128)	(3,284)	(4,712)

Total operating expenses	(1,126)	(3,283)	(4,705)

Operating income	1,977	3,494	7,280
Income tax	725	1,283	2,671

Net income	$1,252	$2,211	$4,609

Gain on sale of assets (net taxes of $-, $3,405 and $-)	$—	$5,874	$—

Net assets held for sale	March 31, 2010

Receivables, net	$3,644
Inventories, net	3,672

Total current assets held for sale	7,316
Property and equipment, less accumulated depreciation	6,731
Intangible assets and goodwill, net	557

Total assets held for sale	$14,604

Accounts payable and accrued liabilities	$1,078

Total liabilities associated with assets held for sale	$1,078

On June 1, 2009, a leased facility used by PDI was damaged by an accidental fire. The incident did not affect any of the Company’s finished product manufacturing, packaging or distribution facilities. The Company received insurance proceeds of $5,600 during the fiscal year ended March 31, 2010, which were used to repair and restore the damaged facility. The insurance proceeds have been reflected as a gain within selling and administrative expenses in the periods in which payment was received, while expenditures have been reflected as operating expenses or capitalized property and equipment in the period incurred. In the second quarter of fiscal 2011, the Company received additional insurance proceeds and recorded additional gains of $3,528.

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

The Company has licensed the exclusive rights to co-develop and market various generic equivalent products with other drug delivery companies. These collaboration agreements require the Company to make up-front and ongoing payments as development milestones are attained. If all milestones remaining under these agreements were reached, payments by the Company could total up to $350. On January 8, 2010, the Company and Hologic entered into an amendment to the original Makena™ asset purchase agreement. See Note 5—“Acquisitions” for more information about the amended agreement. On February 4, 2011 the Company entered into a Amendment No. 2 to the Original Agreement. See Note 18—“Subsequent Events” for a further description of Amendment No. 2.

On December 5, 2008, the Board terminated the employment agreement of Marc S. Hermelin, the Chief Executive Officer of the Company at that time, “for cause” (as that term is defined in such employment agreement). In addition, the Board removed Mr. M. Hermelin as Chairman of the Board and as the Chief Executive Officer, effective December 5, 2008. In accordance with the termination provisions of his employment agreement, the Company determined that Mr. M. Hermelin would not be entitled to any severance benefits. In addition, as a result of Mr. M. Hermelin’s termination “for cause,” the Company determined it was no longer obligated for the retirement benefits specified in the employment agreement. However, Mr. M. Hermelin informed the Company that he believed he effectively retired from his employment with the Company prior to the termination of his employment agreement on December 5, 2008 by the Board. If it is determined that Mr. M. Hermelin did effectively retire prior to December 5, 2008, the actuarially determined present value (as calculated in December 2008) of the retirement benefits due to him would total $36,900. On November 10, 2010, Mr. M. Hermelin voluntarily resigned as a member of the Board. On March 22, 2011, Mr. M. Hermelin made a demand on the Company for indemnification with respect to $1,900 in fines paid by Mr. M. Hermelin in connection with a guilty plea during March with respect to two federal misdemeanor counts pertaining to being the responsible corporate officer of the Company at the time that there was a misbranding of two morphine sulfate tablets containing more of the active ingredient than stated on the label, in addition to certain attorneys’ fees and expenses. In addition, the Company had previously advanced approximately $3,700 to Mr. M. Hermelin for legal fees under the terms of an indemnification agreement between Mr. M. Hermelin and the Company that was established when he served as Chairman of the Board and Chief Executive Office of the Company. The Company has also received but not paid approximately $1,000 of billings for additional legal fees for which Mr. M. Hermelin is demanding indemnification. As a condition for the advancement of Mr. M. Hermelin’s expenses under his indemnification agreement, he signed an undertaking to reimburse the Company for the advanced expenses in the event that it is found that he was not entitled to indemnification. The indemnification demand and the amounts previously advanced and unpaid are under review by the Company.

Litigation and Governmental Inquiries

Resolution of one or more of the matters described below could have a material adverse effect on the Company’s results of operations, financial condition or liquidity. The Company intends to vigorously defend its interests in the matters described below while cooperating in governmental inquiries.

Accrued litigation consists of settlement obligations as well as loss contingencies recognized by the Company because settlement was determined to be probable and the related payouts were reasonably estimable. Accrued litigation consists of settlement obligations as well as loss contingencies recognized by the Company because settlement was determined to be probable and the related payouts were reasonably estimable. While the outcome of the current claims cannot be predicted with certainty, the possible outcome of claims is reviewed at least quarterly and an adjustment to the Company’s accrual is recorded as deemed appropriate based upon these reviews. Based upon current information available, the resolution of legal matters individually or in aggregate could have a material adverse effect on the Company’s results of operations, financial condition or liquidity. The Company is unable to estimate the possible loss or range of losses at December 31, 2010.

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

The Company made its first installment payment due on December 15, 2010.

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

On November 15, 2010, the Company entered into the Divestiture Agreement with HHS OIG under which the Company agreed to sell the assets and operations of ETHEX to unrelated third parties prior to April 28, 2011 and to file articles of dissolution with respect to ETHEX under Missouri law by such date. Following such filing, ETHEX may not engage in any new business other than for winding up its operations and will engage in a process provided under Missouri law to identify and resolve its liabilities over at least a two year period. Under the terms of the agreement, HHS OIG agreed not to exclude ETHEX from federal healthcare programs until April 28, 2011 and, upon completion of the sale of the ETHEX assets and of the filing of the articles of dissolution of ETHEX, the agreement will terminate. Civil monetary penalties and exclusion of ETHEX may occur if the Company fails to meet its April 28, 2011 deadline. The Company has also received a letter from HHS OIG advising it further that assuming that it has complied with all agreements deemed necessary by HHS OIG, ETHEX has filed its articles of dissolution, and ETHEX no longer has any ongoing assets or operations other than those required to conclude the winding up process under Missouri law, HHS OIG would not exclude ETHEX thereafter. The Company has notified all parties of its intent to dissolve ETHEX and notifications were sent out on January 28, 2011. ETHEX is currently in the process of selling its assets in accordance with the Divestiture Agreement

The Company currently does not anticipate that the voluntary guilty plea by ETHEX will have a material adverse effect on the Company’s efforts to comply with the requirements pursuant to the consent decree and to resume production and shipments of its approved products.

On November 10, 2010, Marc S. Hermelin voluntarily resigned as a member of the Board. The Company had been advised that HHS OIG notified Mr. Hermelin that he would be excluded from participating in federal healthcare programs effective November 18, 2010. In an effort to avoid adverse consequences to the Company, including a potential discretionary exclusion of the Company, and to enable it to secure its expanded financial agreement with U.S. Healthcare I, L.L.C. and U.S. Healthcare II, L.L.C., the Company, HHS OIG, Mr. Hermelin and his wife (solely with respect to her obligations thereunder, including as joint owner with Mr. Hermelin of certain shares of Company stock) entered into the Settlement Agreement under which Mr. Hermelin also resigned as trustee of all family trusts that hold KV stock, agreed to divest his personal ownership interests in the Company’s Class A Common and Class B Common Stock (approximately 1.8 million shares, including shares held jointly with his wife) over an agreed upon period of time in accordance with a divestiture plan and schedule approved by HHS OIG, and agreed to refrain from voting stock under his personal control. In order to implement such agreement, Mr. Hermelin and his wife granted to an independent third party immediate irrevocable proxies and powers of attorney to divest their personal stock interests in the Company if Mr. Hermelin does not timely do so. The Settlement Agreement also required Mr. Hermelin to agree, for the duration of his exclusion, not to seek to influence or be involved with, in any manner, the governance, management, or operations of the Company. On March 14, 2011, Mr. Hermelin pleaded guilty to two federal misdemeanor counts pertaining to misbranding of two oversized morphine sulfate tablets, as a responsible corporate officer of the Company at the time that such tablets were introduced into interstate commerce. On March 22, 2011, Mr. M. Hermelin made a demand on the Company for indemnification with respect to $1,900 in fines paid by Mr. M. Hermelin in connection with a guilty plea during March with respect to two federal misdemeanor counts pertaining to being the responsible corporate officer of the Company at the time that there was a misbranding of two morphine sulfate tablets containing more of the active ingredient than stated on the label, in addition to certain attorneys’ fees and expenses. In addition, the Company had previously advanced approximately $3,700 to Mr. M. Hermelin for legal fees under the terms of an indemnification agreement between Mr. M. Hermelin and the Company that was established when he served as Chairman of the Board and Chief Executive Office of the Company. The Company has also received but not paid approximately $1,000 of billings for additional legal fees for which Mr. M. Hermelin is demanding indemnification. As a condition for the advancement of Mr. M. Hermelin’s expenses under his indemnification agreement, he signed an undertaking to reimburse the Company for the advanced expenses in the event that it is found that he was not entitled to indemnification. The indemnification demand and the amounts previously advanced and unpaid are under review by the Company.

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

The Company and/or ETHEX are named defendants in at least 43 pending product liability or other lawsuits that relate to the voluntary product recalls initiated by the Company in late 2008 and early 2009. The plaintiffs in these lawsuits allege damages as a result of the ingestion of purportedly oversized tablets allegedly distributed in 2007 and 2008. The lawsuits are pending in federal and state courts in various jurisdictions. The 43 pending lawsuits include 9 that have settled but have not yet been dismissed. In the 43 pending lawsuits, two plaintiffs allege economic harm, 29 plaintiffs allege that a death occurred, and the plaintiffs in the remaining lawsuits allege non-fatal physical injuries. Plaintiffs’ allegations of liability are based on various theories of recovery, including, but not limited to strict liability, negligence, various breaches of warranty, misbranding, fraud and other common law and/or statutory claims. Plaintiffs seek substantial compensatory and punitive damages. Two of the lawsuits are putative class actions, one of the lawsuits is on behalf of 29 claimants, and the remaining lawsuits are individual lawsuits or have two plaintiffs. The Company believes that these lawsuits are without merit and is vigorously defending against them, except where, in its judgment, settlement is appropriate. In addition to the 43 pending lawsuits, there are at least 31 pending pre-litigation claims (at least 6 of which involve a death) that may or may not eventually become lawsuits. The Company has also resolved a significant number of related product liability lawsuits and pre-litigation claims. In addition to self insurance, the Company possesses third party product liability insurance, which the Company believes is applicable to the pending lawsuits and claims.

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

The Company entered into a License and Supply Agreement (“Agreement”) with Strides Arcolab and Strides, Inc. (collectively “Strides”) as well as a Share Purchase Agreement with Strides Arcolab on May 5, 2005. Strides purported to terminate the Agreement on March 11, 2009 due to the Company’s alleged failure to provide adequate assurances on its ability to perform under the Agreement to which the Company denied that the Agreement was terminated. On October 20, 2009, the Company filed a Statement of Claim and Requests for Arbitration with the International Chamber of Commerce alleging that Strides had anticipatorily repudiated the Agreement. On January 26, 2010, Strides filed its Answer and Counterclaims generally denying the allegations and on March 11, 2010, the Company filed its Answer generally denying Strides’ counterclaims. On December 13, 2010, the parties settled the arbitration by an agreed termination of the agreements between the parties, Strides’ retaining all rights to the product development work done under the agreements, the Company’s returning Strides’ stock certificates, and Strides’ paying the Company $7,250.

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

There are uncertainties and risks associated with all litigation and there can be no assurance the Company will prevail in any particular litigation. During the nine months ended December 31, 2010 and 2009, the Company recorded expense of $8,653 and $5,003, respectively, for litigation and governmental inquiries. At December 31, 2010 and March 31, 2010, the Company had accrued $50,804 and $46,450, respectively, for estimated costs for litigation and governmental inquiries.

17.	Income Taxes

The Company has federal loss carry forwards of approximately $183,000 and state loss carry forwards of approximately $306,000 at December 31, 2010. The Company also has tax credit carry forwards for alternative minimum tax, research credit, and foreign tax credit of approximately $9,640 at December 31, 2010. The loss carry forwards begin to expire in the year 2030, while the alternative minimum tax credits have no expiration date. The research credit and foreign tax credit begin to expire in the year 2026 and 2017, respectively.

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

Management believes that the operating loss reported for the three and nine months ended December 31, 2010 more likely than not will not create a future tax benefit. As such, a valuation allowance of $15,261 and $47,852 has been charged to income tax expense for the three and nine months ended December 31, 2010, respectively. The Company has reported a provision for income taxes for the three and nine months ended December 31, 2010 due primarily to the timing of certain deferred tax liabilities which are not scheduled to reverse within the applicable carry forward periods for the deferred tax assets. The provision also includes adjustments to unrecognized tax benefits related to activity occurring during the three and nine months ended December 31, 2010.

The consolidated balance sheets reflect liabilities for unrecognized tax benefits of $2,021 and $6,881 as of December 31, 2010 and March 31, 2010, respectively. Accrued interest and penalties included in the consolidated balance sheets were $506 and $945 as of December 31, 2010 and March 31, 2010, respectively. The reduction of the liabilities and interest and penalties resulted from the settlement of an examination.

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

Approval of Makena™

On February 3, 2011, the Company was informed by Hologic that the FDA granted approval for Makena™ and started shipping product in March 2011.

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

Pursuant to the Indenture governing the 2011 Notes, the Company agreed to make the $45,000 payment under Payment Schedule 1 twelve months after the Approval Date and agreed to certain other restrictions on its ability to amend the payment schedules.

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

After an original issue discount of 3%, the Company received proceeds of $218,300 which were used to fund a first year interest reserve totaling $27,000, repay all existing obligations to the Lenders totaling approximately $61,100 and pay fees and expenses associated with the Notes Offering of approximately $10,000. In connection with these payments, the Company also terminated all future loan commitments with the Lenders. The remaining proceeds, totaling approximately $120,000 will be used for general corporate purposes, including the launch of Makena™.

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

These risks, uncertainties and other factors are under Part II, Item 1A—“Risk Factors” and above under the caption “CAUTIONARY NOTES REGARDING FORWARD-LOOKING STATEMENTS”. In addition, the following discussion and analysis of financial condition and results of operations, should be read in conjunction with the consolidated financial statements, the related notes to consolidated financial statements and Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2010 (“2010 Form 10-K”), and the unaudited interim consolidated financial statements and related notes to unaudited interim consolidated financial statements included in Part I, Item 1 of this Report. Information provided herein for periods after December 31, 2010 is preliminary. As such, this information is not final or complete, and remains subject to change, possibly materially.

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

As a result of the decision by the Company to sell PDI, the Company entered into an Asset Purchase Agreement selling to the purchaser certain assets associated with the business of PDI. Additionally, the Company sold intellectual property and other assets related to our Sucralfate ANDA submitted to the FDA for approval. See additional discussion of the sale under Note 15—“Divestitures” of this Report. The Company completed the sale of these assets on June 2, 2010 and May 7, 2010, respectively.

As more fully described in our 2010 Form 10-K certain events occurred during fiscal year 2009 and 2010 which had a material adverse effect on our financial results for the fiscal year ended March 31, 2010 and continue to have an effect for the three and nine-month period ended December 31, 2010.

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

Results of Operations

Net revenues for the three months ended December 31, 2010 decreased $142.1 million, or 96.3%, as compared to the three months ended December 31, 2009. The decrease in net sales was primarily due to the sales of $143.0 million of certain generic versions of OxyContin® pursuant to a Distribution and Supply Agreement with Purdue Pharma L.P., The P.F. Laboratories, Inc and Purdue Phamaceuticals L.P. (the “Distribution Agreement”) that occurred during the three months ended December 31, 2009. Pursuant to the Distribution Agreement we were supplied with a limited quantity of product to be distributed during a limited period.

During the three months ended December 31, 2009, the Company received and sold to its customers all of the generic OxyContin® as specified under the Distribution Agreement.

Net revenues for the nine months ended December 31, 2010 decreased $144.9 million, or 92.3%, as compared to the nine months ended December 31, 2009. The decrease in net revenues for the nine months ended December 31, 2010 compared to nine months ended December 31, 2009 was primarily a result of the sale of certain generic versions of OxyContin® previously described above.

Operating expenses for the three months ended December 31, 2010 increased $2.4 million or 9.3%, as compared to the three months ended December 31, 2009. The increase was due to the gain on sale for $14.0 million of our first-to-file Paragraph IV ANDA with the FDA for generic equivalent version of GlaxoSmithKline’s Duac® gel to Perrigo recorded in the three months ended December 31, 2009 offset by lower personnel costs and branded marketing and promotion expenses in 2010.

Operating expenses decreased $27.2 million, or 23.4% as compared to the nine months ended December 31, 2009. The decrease in operating expenses was primarily due to decreases in personnel costs, branded marketing and promotion expense, litigation and governmental inquiry costs related to actual and probable legal settlements and government fines, selling and administrative, restructuring and research and development expenses In addition, during the three months ended June 30, 2010, the Company recognized a gain on sale of certain intellectual property and other assets related to our ANDA, submitted with the FDA for the approval to engage in the commercial manufacture and sale of 1gm/10mL sucralfate suspension of $11.0 million. This year-to-date gain was offset by the gain of $14.0 million for the generic equivalent version of GlaxoSmithKline’s Duac® gel to Perrigo Company that occurred in the three months ended December 31, 2009.

Net Revenues by Segment

	Three Months Ended December 31,		Change		Nine Months Ended December 31,		Change
($ in thousands):	2010	2009	$	%	2010	2009	$	%
Branded products	$3,979	$3,065	$914	29.8%	$11,200	$11,287	$(87)	0.8%
as % of net revenues	73.4%	2.1%			92.5%	7.2%
Specialty generics/non-branded	1,431	144,415	$(142,984)	(99.0)%	893	145,733	(144,840)	(99.4)%
as % of net revenues	26.4%	97.9%			7.4%	92.8%
Other	10	—	10	N/A	10	7	3	42.9%

Total net revenues	$5,420	$147,480	$(142,060)	(96.3)%	$12,103	$157,027	$(144,924)	(92.3)%

Net revenues for branded products in the three and nine months ended December 31, 2010 and 2009 were primarily comprised of Evamist® and license revenue recorded in the first quarter of 2009. Sales of Evamist® in the quarter ended December 31, 2010 were $0.4 lower than the quarter ended December 31, 2009 due to lower selling prices and volumes which was offset by an increase in sales for the third quarter due to sales of Micro-K which we began shipping in September 2010 and an increase in royalty revenue.

The decreases in branded products net revenue in the nine months ended December 31, 2010 as compared to the nine months ended December 31, 2009 was primarily due to $3.5 million recorded during the first quarter of 2009 as license revenue related to the transfer of certain existing product registrations, manufacturing technology and intellectual property rights. Excluding the license revenue, net revenues were $7.8 million for the nine months ended December 2009. The increase in branded product net revenue, excluding the license revenue, was due to Evamist® which had both higher volumes and average selling prices in the nine months ended December 31, 2010 compared to nine months ended December 31, 2009. In addition, the year-to-date increase was also attributed to Micro-K which we began shipping in September 2010.

The decrease in specialty generics/non-branded revenues for the quarter and year-to-date ended December 31, 2010 compared to the quarter and year-to-date ended December 31, 2009 was due to the sale of certain generic versions of OxyContin® described above in results to operations that occurred in the third quarter of 2009.

Gross Profit (Loss) by Segment

	Three Months Ended December 31,		Change		Nine Months Ended December 31,		Change
($ in thousands):	2010	2009	$	%	2010	2009	$	%
Branded products	$3,553	$2,593	$960	37.0%	$9,817	$9,757	$60	0.6%
as % of segment net revenues	89.3%	84.6%			87.7%	86.4%
Specialty generics/non-branded	1,214	123,001	(121,787)	(99.0)%	673	123,133	(122,460)	(99.5)%
as % of segment net revenues	84.8%	85.2%			75.4%	84.5%
Other	(6,680)	(15,166)	8,486	(56.0)%	(24,655)	(41,713)	17,058	(40.9)%

Total gross profit (loss)	$(1,913)	$110,428	$(112,341)	(101.7)%	$(14,165)	$91,177	$(105,342)	(115.5)%

as % of total net revenues	(35.3)%	74.9%			(117.0)%	58.1%

The increase in gross profit for branded products in the three months ended December 31, 2010 compared to the three months ended December 31, 2009 was primarily related to increased sales of Micro-K, which began shipping in September 2010 and royalty revenue of $0.9 million recorded in the three months ended December 31, 2010. The increase in gross profit for branded products for the nine months ended December 31, 2010 compared to the nine months ended December 31, 2009 was impacted by $3.5 million of license revenue recorded in the nine months ended December 31, 2009. Excluding the license revenue, gross profit was $6.3 million for the nine months ended December 31, 2009. Excluding the license revenue, the gross profit increased by $3.5 million primarily due to higher prices and volumes for Evamist®, sales of Micro-K that started shipping in September 2010 and increased royalty revenue of $0.4 million.

The decrease in specialty generics/non-branded gross profit for the three and nine months ended December 31, 2010 compared to the three and nine months ended December 31, 2009 was due to the sale of certain generic versions of OxyContin® described above in the third quarter of 2009.

The “Other” category reflected above includes the impact of contract manufacturing revenues, pricing and products variance and changes in inventory reserves associated with production. Since we did not produce product during the three and nine month periods ended December 31, 2010, labor and overhead expenses are recognized directly into cost of sales. The lower gross loss is primarily due to lower personnel cost due to restructuring activities. All production expenses were expensed as incurred.

Research and Development

	Three Months Ended December 31,		Change		Nine Months Ended December 31,		Change
($ in thousands):	2010	2009	$	%	2010	2009	$	%
Research and development	$4,236	$7,273	$(3,037)	(41.8)%	$16,999	$24,727	$(7,728)	(31.3)%
as % of net revenues	78.2%	4.9%			140.5%	15.7%

Research and development expenses consist mainly of personnel-related costs and preclinical tests for proposed branded products, clinical studies to determine the safety and efficacy of proposed branded products, and material used in research and development activities. The decrease in research and development expense of $3.0 million and $7.7 million for the three and nine month periods ended December 31, 2010, respectively, as compared to the three and nine month periods ended December 31, 2009 was primarily due to lower personnel costs associated with the reduction in our work force discussed above that occurred in the fourth quarter of fiscal year 2010 and lower costs associated with the testing of drugs under development. The number of our research and development personnel was 58% lower, on average, at December 31, 2010, as compared to December 31, 2009.

Selling and Administrative

	Three Months Ended December 31,		Change		Nine Months Ended December 31,		Change
($ in thousands):	2010	2009	$	%	2010	2009	$	%
Selling and administrative	$24,208	$33,101	$(8,893)	(26.9)%	$74,330	$101,013	$(26,683)	(26.4)%
as % of net revenues	446.6%	22.4%			614.1%	64.3%

The decrease in selling and administrative expense (S&A) for the three months ended December 31, 2010 compared to the three months ended December 31, 2009 resulted primarily from the net impact of the following:

•	$1.6 million decrease in personnel expenses due to the substantial reduction of our workforce in March, 2010;

•	$1.2 million decrease in FDA review expenses due to the steps taken by us in connection with the FDA’s inspectional activities, the consent decree, litigation and governmental inquiries;

•	$2.8 million decrease in branded and non-branded product marketing expenses due to the discontinuation of various products; and

•

Included in selling and administrative expenses was amortization expense of $1.2 million in 2010 compared to amortization expense of $3.0 million in 2009, respectively. The decrease in amortization expense was due to the $82.3 million impairment charge recorded in fiscal year 2010 for Evamist, Mico-K and our Manufacturing, Distribution & Packaging asset group and is more fully described in our 2010 Form 10-K.

The decrease in S&A for the nine months ended December 31, 2010 compared to the nine months ended December 31 2009 resulted primarily from the net impact of the following:

•	$5.6 million decrease in personnel expenses due to the substantial reduction of our workforce in March, 2010;

•	$8.6 million decrease in branded and non-branded product marketing expenses due to the discontinuation of various products;

•

$6.9 million decrease in FDA review expenses due to a decrease in litigation activity coupled with the steps taken by us in connection with the FDA’s inspectional activities, the consent decree, litigation and governmental inquiries; and

•

Included in selling and administrative expenses is amortization expense of $3.7 million in 2010 compared to amortization expense of $8.9 million in 2009, respectively. The $5.2 million decrease in amortization expense was due to the $82.3 million impairment charge recorded in fiscal year 2010.

We test the carrying value of long-lived assets for impairment at least annually and also assess and evaluate on a quarterly basis if any events have occurred which indicate the possibility of impairment. During the assessment as of December 31, 2010, we did not identify any events that were indicative of impairment. However, any significant changes in actual future results from the assessment used to perform the quarterly evaluation, such as lower sales, increases in production costs, technological changes or decisions not to produce or sell products, could result in impairment or change in expected proceeds from the sales of our businesses at a future date (see Note 2—“Basis of Presentation” of the Notes to the Consolidated Financial Statements in this Report).

Loss (Gain) on Sale of Assets

	Three Months Ended December 31,		Change		Nine Months Ended December 31,		Change
($ in thousands):	2010	2009	$	%	2010	2009	$	%
Gain on sale of assets	$—	$(14,500)	$14,500	(100.0)%	$(10,938)	$(14,500)	$3,562	(24.6)%
as % of net revenues	0.0%	(9.8)%			(90.4)%	(9.2)%

The Company recognized a gain on sale of certain intellectual property and other assets related to our ANDA, submitted with the FDA for the approval to engage in the commercial manufacture and sale of 1gm/10mL sucralfate suspension of $11.0 million in 2010. All activities related to the intellectual property of 1gm/10mL sucralfate suspension were expensed as incurred resulting in a gain equal to the cash proceeds received. This year-to-date gain was offset by the gain of $14.0 million for the sale of the generic equivalent version of GlaxoSmithKline’s Duac® gel to Perrigo Company that occurred in the third quarter of 2009.

Litigation and Governmental Inquiries, net

	Three Months Ended December 31,		Change		Nine Months Ended December 31,		Change
($ in thousands):	2010	2009	$	%	2010	2009	$	%
Litigation and governmental inquiries	$—	$150	$(150)	(100.0)%	$8,653	$5,003	$3,650	73.0%
as % of net revenues	0.0%	0.1%			71.5%	3.2%

The increase in expense of $3.7 million for the nine months ended December 31, 2010 compared to the nine months ended December, 31 2009 was primarily related to the estimated settlement of the HHS OIG matter and for various pending legal cases. (see Note 16—“Commitments and Contingencies” of the Notes to the Consolidated Statements in this Report)

Extinguishment of Debt

	Three Months Ended December 31,		Change		Nine Months Ended December 31,		Change
($ in thousands):	2010	2009	$	%	2010	2009	$	%
Loss on extinguishment of debt	$9,946	$—	$9,946	N/A	$9,946	$—	$9,946	N/A
as % of net revenues	183.5%	0.0%			82.2%	0.0%

In November 2010, the Company entered into a senior secured debt financing arrangement with U.S. Healthcare I, L.L.C. and U.S. Healthcare II, L.L.C. which retired an existing $20.0 million loan. At the time the $20.0 million loan was retired, the Company wrote-off a proportionate share of a discount related to fair value of warrants of $8.0 million that were allocated to this loan. We also wrote-off approximately $1.9 million of deferred financing costs related to the $20.0 million loan. (see Note 12—“Long-Term Debt” of the Notes to the Consolidated Statements in this Report)

Interest Expense, net and other

	Three Months Ended December 31,		Change		Nine Months Ended December 31,		Change
($ in thousands):	2010	2009	$	%	2010	2009	$	%
Interest expense, net	$3,802	$1,226	$2,576	210.1%	$8,203	$3,752	$4,451	118.6%
as % of net revenues	70.1%	0.8%			67.8%	2.4%

Interest expense, net and other includes interest expense, interest income and other income and expense items. The increase in interest expense, net and other for the three months ended December 31, 2010 as compared to the three months ended December 31, 2009 resulted primarily from higher debt and interest costs.

The increase of $4.5 million in interest expense, net and other, for the nine months ended December 31, 2010 compared to the nine months ended December 31, 2009, was due to higher debt, interest costs and lower investment interest income due to lower yields offset by the recognition of a foreign currency transaction gain of approximately $0.9 million in the prior year and dividend income of $0.7 million related to an investment for the year ended December 31, 2009.

Income Tax Provision (Benefit)

	Three Months Ended December 31,		Change		Nine Months Ended December 31,		Change
($ in thousands):	2010	2009	$	%	2010	2009	$	%
Income tax provision (benefit)	$2,559	$(24,157)	$26,716	110.6%	$2,508	$(23,807)	$26,315	110.5%
Effective tax rate	(5.8)%	(29.0)%			(2.1)%	82.6%

The provision for income taxes for the three and nine months ended December 31, 2010 was primarily due to the timing of certain deferred tax liabilities which are not scheduled to reverse within the applicable carry forward periods for deferred tax assets offset by a valuation allowance adjustment reflected in continuing operations.

The benefit for income taxes for the three and nine months ended December 31, 2009 was primarily due to the additional carry back period allowed as a result of a change in law, offset in part by the timing of certain deferred tax liabilities which are not scheduled to reverse within the applicable carryforward periods for deferred tax assets. We recorded a valuation allowance in all periods which offset the tax benefits associated with the net losses for the same periods.

Discontinued Operations

	Three Months Ended December 31,		Change		Nine Months Ended December 31,		Change
($ in thousands):	2010	2009	$	%	2010	2009	$	%
Income from discontinued operations	$—	$1,252	$(1,252)	(100.0)%	$2,211	$4,609	$(2,398)	(52.0)%
Gain on sale of discontinued operations	$—	$—	$—	N/A	$5,874	$—	$5,874	N/A

During the fourth quarter of fiscal year 2009, our Board authorized management to sell PDI, our specialty materials segment (see Note 15—“Divestiture” of the Notes to the Consolidated Financial Statements in this Report for more information regarding the sale of PDI). Therefore, we have segregated PDI’s operating results and presented them separately as a discontinued operation for all periods presented. (See Note 14—“Segment Reporting” of the Notes to the Consolidated Financial Statements included in this Report) The Company sold PDI on June 2, 2010 and recognized a gain of $5.9 million, net of tax.

Liquidity and Capital Resources

Cash and cash equivalents and working capital (deficiency) were $31.7 million and $(134.5 million), respectively, at December 31, 2010, compared to $60.7 million and ($81.1 million), respectively, at March 31, 2010. Working capital is defined as total current assets minus total current liabilities. Working capital decreased primarily due to decreases in net current assets held for sale of $7.3 million and cash and cash equivalents of $29.0 million, an increase in short-term debt of $47.2 offset by decreases in accounts payable of $12.4 million and accrued liabilities of $10.1 million. The decrease in accounts payable was primarily due to timing of payment to our vendors and overall lower operating costs compared to a year ago. The decrease in accrued liabilities was due to payments associated with product recall processing fees, litigation settlements and legal and consulting fees associated with the FDA consent decree and governmental inquiries and reduction in headcount. The increase in short-term debt was primarily due to the $60.0 million loan from U.S. Healthcare I, L.L.C. and U.S. Healthcare II, L.L.C., net of the discount associated with the fair value of the warrants that were issued with this debt.

For the nine months ended December 31, 2010, net cash used in operating activities of $124.3 million resulted primarily from decreases in accounts payable and accrued liabilities which was primarily driven by recall-related costs (including product costs, product returns, failure to supply claims and third-party processing fees) processed in the current year and the decline in sales-related reserves that are classified as accrued liabilities which was primarily driven by the cessation of all of our manufacturing operations which occurred in the fourth quarter of fiscal year 2009. This was further coupled with a net loss of $115.8 million, adjusted for non-cash items, an increase in receivables and inventories, partially offset by the receipt of tax refunds.

For the nine months ended December 31, 2010, net cash flow provided by investing activities of $39.3 million included the $11.0 million cash proceeds pursuant to the sale of Sucralfate and $22.0 million related to the sale of PDI, net of fees and the amount held in escrow. Additionally, the Company received approximately $3.5 million in insurance proceeds related to a fire that occurred in 2009 at PDI.

For the nine months ended December 31, 2010, net cash provided by financing activities of $56.0 million resulted primarily from proceeds of $60.0 million received from U.S. Healthcare I, L.L.C. and U.S. Healthcare II, L.L.C, net of the loan discount, and from redemptions from its collateralized borrowings offset by mortgage payments.

At December 31, 2010, our investment securities included $69.2 million in principal amount of auction rate securities (“ARS”). Consistent with our investment policy guidelines, the ARS held by us are AAA-rated securities with long-term nominal maturities secured by student loans which are guaranteed by the U.S. Government. Liquidity for the ARS is typically provided by an auction process which allows holders to sell their notes and resets the applicable interest rate at pre-determined intervals, typically between seven to 35 days. However, with the liquidity issues experienced in global credit and capital markets, the ARS experienced failed auctions beginning in February 2008 and throughout fiscal years 2009 and 2010. An auction failure means that the parties wishing to sell their securities could not be matched with an adequate volume of buyers. The securities for which auctions have failed continue to accrue interest at the contractual rate and continue to be auctioned every seven, 14, 28 or 35 days, as the case may be, until the auction succeeds, the issuer calls the securities, or they mature. (See Note 7—“Investment Securities” of the Notes to the Consolidated Financial Statements included in this Report for more information regarding the settlement agreement and the proceeds received in connection therewith.)

Our debt balance, including current maturities, was $353.2 million at December 31, 2010, excluding discount on loan, compared to $297.1 million at March 31, 2010. The balances include a $59.2 million and $61.2 million collateralized obligation related to our ARS at December 31, 2010 and March 31, 2010, respectively.

In March 2006, we entered into a $43.0 million mortgage loan arrangement with LaSalle National Bank Association, in part to refinance $9.9 million of existing mortgages. The $32.8 million of net proceeds we received from the mortgage loan was used for working capital and general corporate purposes. The mortgage loan, which is secured by four of our buildings, bears interest at a rate of 5.91% (and a default rate of 10.905%) and matures on April 1, 2021. We were not in compliance with one or more of the requirements of the mortgage loan arrangement as of March 31, 2010. However, on August 5, 2010, we received a letter (“Waiver Letter”) approving certain waivers of covenants under the Promissory Note, dated March 23, 2006, by and between MECW, LLC, a subsidiary of our Company, and LaSalle National Bank Association, and certain other loan documents entered into in connection with the execution of the Promissory Note (collectively, the “Loan Documents”). LNR Partners, Inc., the servicer of the loan (“LNR Partners”), issued the Waiver Letter to our Company and MECW, LLC on behalf of the lenders under the Loan Documents. In the Waiver Letter, the lenders consented to the following under the Loan Documents:

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

Since we received the Waiver Letter for the loan requirements as to which we were not in compliance, the mortgage debt obligation that remained outstanding under the mortgage arrangement was classified as a long-term liability at December 31, 2010 and March 31, 2010.

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

In December 2005, we entered into a financing arrangement with St. Louis County, Missouri related to expansion of our operations in St. Louis County. Up to $135.5 million of industrial revenue bonds could have been issued to us by St. Louis County relative to capital improvements made through December 31, 2009. This agreement provides that 50% of the real and personal property taxes on up to $135.5 million of capital improvements will be abated for a period of ten years subsequent to the property being placed in service. Industrial revenue bonds totaling $129.9 million were outstanding at December 31, 2010 and March 31, 2010, respectively. The industrial revenue bonds are issued by St. Louis County to us upon our payment of qualifying costs of capital improvements, which are then leased by us for a period ending December 1, 2019, unless earlier terminated. We have the option at any time to discontinue the arrangement and regain full title to the abated property. The industrial revenue bonds bear interest at

4.25% per annum and are payable as to principal and interest concurrently with payments due under the terms of the lease. We have classified the leased assets as property and equipment and have established a capital lease obligation equal to the outstanding principal balance of the industrial revenue bonds. Lease payments may be made by tendering an equivalent portion of the industrial revenue bonds. As the capital lease payments to St. Louis County may be satisfied by tendering industrial revenue bonds (which is our intention), the capital lease obligation, industrial revenue bonds and related interest expense and interest income, respectively, have been offset for presentation purposes in the consolidated financial statements.

In September 2010 we entered into an agreement with U.S. Healthcare I, L.L.C. and U.S. Healthcare II, L.L.C., affiliates of Centerbridge Partners L.P. (the “Lenders”) for a loan of $20 million which was subsequently retired in November 2010 when we entered into a new agreement with the Lenders for a senior secured debt financing package for up to $120 million which was subsequently amended in January 2011 and again in March 2011. In March 2011, the Company repaid in full all the remaining obligations with the Lenders and terminated the future loan commitments. (See Note 12—“Long-Term Debt” for a description of the financing with the Lenders and see Note 18—“Subsequent Events” of the Notes to the Consolidated Financial Statements in ths Report for a description of our $32.3 million private placement of Class A Common Stock and $225 million private placement of 12% Senior Secured Notes a portion of the proceeds of which were used to repay the loan obligations with the Lenders.)

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

The assessment of our ability to continue as a going concern was made by management considering, among other factors: (i) the timing and number of approved products that will be reintroduced to the market and the related costs; (ii) the suspension of shipment of all products manufactured by us and the requirements under the consent decree with the FDA; (iii) the possibility that we may need to obtain additional capital despite the senior loan we were able to obtain in March 2011 (see Note 18—“Subsequent Events” of the Notes to the Consolidated Financial Statements in this Report); (iv) the potential outcome with respect to the governmental inquiries, litigation or other matters described in Note 16—“Commitments and Contingencies” of the Notes to the Consolidated Financial Statements included in this Quarterly Report on Form 10-Q; and (v) our ability to comply with debt covenants. Our assessment was further affected by our fiscal year 2010 net loss of $283.6 million, our nine month ended December 31, 2010 net loss of $115.8 million and the outstanding balance of cash and cash equivalents of $31.7 million and $60.7 million as of December 31, 2010 and March 31, 2010, respectively. For periods subsequent to December 31, 2010, we expect losses to continue because we are unable to generate any significant revenues from more of our own manufactured products until we are able to resume shipping more of our approved products and until after we are able to generate significant sales of Makena™ which was approved by the FDA in February 2011. We received notification from the FDA on September 8, 2010 of approval to ship into the marketplace the first product approved under the consent decree, i.e., Potassium Chloride ER Capsule. We resumed shipment of extended release potassium chloride capsule, Micro-K® 10mEq and Micro-K® 8mEq, in September 2010, resumed shipments of generic version Potassium Chloride ER Capsule in December 2010 and we began shipping Makena™ in March 2011. We are continuing to prepare other products for FDA inspection and do not expect to resume shipping other products until fiscal year 2012, at the earliest. In addition, we must meet ongoing operating costs as well as costs related to the steps we are currently taking to prepare for introducing and reintroducing other approved products to the market. If we are not able to obtain the FDA’s clearance to resume manufacturing and distribution of more of our approved products in a timely manner and at a reasonable cost, or if revenues from the sale of approved products introduced or reintroduced into the market place prove to be insufficient, our financial position, results of operations, cash flows and liquidity will continue to be materially adversely affected. These conditions raise substantial doubt about our ability to continue as a going concern.

Based on current financial projections, we believe the continuation of our Company as a going concern is primarily dependent on our ability to address, among other factors: (i) the successful launch and product sales of MakenaTM, which was approved by the FDA in February 2011; (ii) the timing, number and revenue generation of approved products that will be introduced or reintroduced to the market and the related costs; (iii) the suspension of shipment of all products manufactured by us and the requirements under the consent decree with the FDA (other than the Potassium Chloride ER Capsule, including Micro-K® 10mEq and Micro-K® 8mEq, products that are the subject of the FDA notification letter discussed above); (iv) the possibility that we will need to obtain additional capital. See Note 18—“Subsequent Events” of the Notes to the Consolidated Financial Statements in this Report for an update; (v) the potential outcome with respect to the governmental inquiries, litigation or other matters described in Note 16—“Commitments and Contingencies” of the Notes to the Consolidated Financial Statements included in this Report; and (vi) compliance with our debt covenants. While we address these matters, we must continue to meet expected near-term obligations, including normal course operating cash requirements and costs associated with introducing or reintroducing approved products to the market (such as costs related to our employees, facilities and FDA compliance), remaining payments associated with the acquisition and retention of the rights to Makena™ (see Note 5—“Acquisitions” of the Notes to the Consolidated Financial Statements included in this Report), the financial obligations pursuant to the plea agreement, costs associated with our legal counsel and consultant fees, as well as the significant costs, such as legal and consulting fees, associated with the steps taken by us in connection with the consent decree and the litigation and governmental inquiries. If we are not able to obtain the FDA’s clearance to resume manufacturing and distribution of certain or many of our approved products in a timely manner and at a reasonable cost and/or if we are unable to successfully launch and commercialize Makena™, and/or if we experience adverse outcomes with respect to any of the governmental inquiries or litigation described in Note 16—“Commitments and Contingencies” of the Notes to the Consolidated Financial Statements included in this Report, our financial position, results of operations, cash flows and liquidity will continue to be materially adversely affected. See Item 1A—“Risk Factors” included in this Report regarding additional risks we face with respect to these matters.

In the near term, we are focused on the following: (i) continuing the commercial launch of Makena™; (ii) meeting the requirements of the consent decree, which will allow our approved products to be reintroduced to the market (other than the Potassium Chloride ER Capsule product, including Micro-K® 10mEq and Micro-K® 8mEq, products that are the subject of the FDA notification letter previously discussed); (iii) evaluating strategic alternatives with respect to Nesher; and (iv) pursuing various means to minimize operating costs and increase cash. Since December 31, 2010, we have generated non-recurring cash proceeds to support our on-going operating and compliance requirements from the agreement with U.S. Healthcare I, L.L.C. and U.S. Healthcare II, L.L.C. for a $60.0 million loan (See Note 12—“Long-Term Debt”), $32.0 million sale of our Class A Common Stock and private debt placement of $225 million aggregate principal amount of 12% Senior Secured Notes due in 2015 (see Note 18—“Subsequent Events”) in March 2011 (a portion of which was used to repay all existing obligations under the agreement with U.S. Healthcare I, L.L.C. and U.S. Healthcare II, L.L.C.). While these cash proceeds are expected to be sufficient to meet near term cash requirements, we are pursuing ongoing efforts to increase cash, including, but not limited to the continued implementation of cost savings, exploration of strategic alternatives with respect to Nesher and the assets and operations of our generic products business and other assets and the return of certain of our approved products to market in a timely manner or at all (other than the Potassium Chloride ER Capsule, including Micro-K® 10mEq and Micro-K® 8mEq products that are the subject of the FDA notification letter previously discussed). We cannot provide assurance that we will be able to realize the cost reductions we anticipate from reducing our operations or our employee base, that some or many of our approved products can be returned to the market in a timely manner, that our higher profit approved products will return to the market in the near term or that we can obtain additional cash through asset sales, a successful commercial launch of Makena™ or other means. If we are unsuccessful in our efforts to introduce or return our products to market, or if needing to sell assets and raise additional capital in the near term, we will be required to further reduce our operations, including further reductions of our employee base, or we may be required to cease certain or all of our operations in order to offset the lack of available funding.

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

Current and Anticipated Liquidity Position

At December 31, 2010, we had approximately $31.7 million in cash and cash equivalents. The cash balances at December 31, 2010 includes remaining loan availability that was provided under loan agreements entered into on November 17, 2010, respectively, with the Lenders (see Note 12—“Long-Term Debt” of the Notes to the Consolidated Financial Statements in this Report).

At December 31, 2010, we had $353.2 million of outstanding debt, excluding loan discounts, consisting of $200.0 million principal amount of Notes, the remaining principal balance of a $43.0 million mortgage loan of $33.6 million, $59.3 million of collateralized borrowing, and $49.5 million principal amount of the loan entered into with the Lenders in November 2010, net of loan discounts (this loan was repaid in full in March 2011 with the proceeds from a $32.3 million private placement of shares of Class A Common Stock and a portion of the proceeds from $225 million aggregate principal amount of 12% Senior Secured Notes issued in a private placement (see Note 18—“Subsequent Events” of the Notes to the Consolidated Financial Statements in this Report)).

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

Additionally, the Company entered into an amendment to the Original Agreement with Hologic on January 8, 2010 (“Amendment No. 1”). On February 4, 2011, the Company entered into a second amendment (“Amendment No. 2”) to the Original Agreement (see Note 18—“Subsequent Events” of the Notes to the Consolidated Financial Statements in this Report).

The amendments set forth in Amendment No. 2 reduced the payment to be made on the Transfer Date to $12.5 million and revised the schedule for making the remaining payments of $107.5 million.

Under the revised payment provisions set forth in Amendment No. 2, after the $12.5 million payment made on February 10, 2011 and a subsequent $12.5 million payment twelve months after the Approval Date, the Company has the right to elect between the following two alternate payment schedules for the remaining payments:

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

Pursuant to the Indenture governing the $225 million aggregate principal amount of 12% Senior Secured Notes due 2015 (the “2011 Notes”), the Company agreed to make the $45.0 million payment under Payment Schedule 1 in February 2012 and agreed to certain other restrictions on its ability to amend the payment schedules.

On March 17, 2011, we completed a private placement with a group of institutional investors (the “Notes Offering”) of the Notes that generated approximately $218.3 million of net proceeds (see Note 18—“Subsequent Events” included in this Report). A portion of the proceeds from the 2011 Notes were used to repay existing obligations to the Lenders of approximately $61 million (which amount includes an applicable make-whole premium), establish a one year interest reserve for the 2011 Notes totaling $27 million, and pay fees and expenses associated with the 2011 Notes of approximately $10 million. In connection with these payments, the Company also terminated all future loan commitments with the Lenders. Net cash provided to the Company from the Notes Offering, after payment of the items noted above, was approximately $120 million. The Notes were offered only to accredited investors pursuant to Regulation D under the Securities Act of 1933, as amended.

Excluding payment of the items noted above with respect to the 2011 Notes, we project that during the quarter ending March 31, 2011 our cash outlays will total approximately $50 million to $60 million, which includes a $12.5 million milestone payment made to Hologic on February 10, 2011 for the transfer of MakenaTM to the Company subsequent to its FDA approval on February 3, 2011. Of the remaining expected cash operating expenditures of approximately $38 million to $48 million, approximately $28 million to $35 million relate to on-going operating expenses, approximately $3 million to $4 million relate to debt service payments and approximately $2 million to $3 million relate to legal and customer settlement payments. The remainder of the projected cash expenditures totaling approximately $5 million to $6 million is for costs related to our FDA compliance and other compliance related costs. Of the costs described above for on-going operating expenses, legal and customer settlement payments and FDA compliance and other compliance related costs, we estimate that approximately 25% to 30% relates to our generics business and 70% to 75% relates to our branded business and corporate related costs. We currently project that during the quarter ending March 31, 2011, these cash operating expenses will be offset by $10 million of net proceeds from the private placement completed on February 17, 2011 and $15 million to $25 million from the collection of customer receivables and the monetization of certain non-core assets. Including the net cash provided from the Notes Offering, we expect that our cash balance at March 31, 2011 will be in the range of $130 million to $140 million.

For periods subsequent to March 31, 2011, we expect that our cash operating outlays, excluding milestone payments to Hologic and scheduled payments to the Department of Justice, will continue in the range noted above until we are able to divest the generics business. Our future cash inflows will be generated primarily from collection of customer receivables and loan proceeds. The majority of our cash inflow from customer collections for periods beyond March 31, 2011 is expected to be derived from sales of MakenaTM , which we began shipping in March 2011. Other collections from customer receivables will come from on-going sales of Evamist® and sales of both the branded and generic versions of Potassium Chloride ER capsules. We also expect to return Clindesse® and Gynazole-1® to the market during calendar year 2011. However, we are currently unable to predict the amount or timing of collections from sales of our products for periods beyond March 31, 2011.

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

During the assessment as of December 31, 2010, management did not identify any events that were indicative of impairment. However, any significant changes in actual future results from the assessment used to perform the quarterly evaluation, such as lower sales, increases in production costs, technological changes or decisions not to produce or sell products, could result in impairment of these intangible assets at a future date. See additional discussion in Note 2—“Basis of Presentation—use of estimate” in this Report for the potential triggering events of an impairment.

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

At December 31, 2010, our investment securities included $69.2 million in principal amount of auction rate securities (“ARS”) (see Note 7—“Investment Securities” of the Notes to the Consolidated Financial Statements included in this Report for more information regarding the settlement agreement and the proceeds received in connection therewith). Consistent with our investment policy guidelines, the ARS held by us are AAA-rated securities with long-term nominal maturities secured by student loans which are guaranteed by the U.S. Government. Liquidity for the ARS is typically provided by an auction process which allows holders to sell their notes and resets the applicable interest rate at pre-determined intervals, typically between seven to 35 days. However, with the liquidity issues experienced in global credit and capital markets, the ARS experienced failed auctions beginning in February 2008 and throughout fiscal years 2009 and 2010. An auction failure means that the parties wishing to sell their securities could not be matched with an adequate volume of buyers. The securities for which auctions have failed continue to accrue interest at the contractual rate and continue to be auctioned every seven, 14, 28 or 35 days, as the case may be, until the auction succeeds, the issuer calls the securities, or they mature.

The annual favorable impact on our net income as a result of a 100 basis point (where 100 basis points equals 1%) increase in short-term interest rates would be approximately $0.3 million based on our average cash and cash equivalents balances at December 31, 2010, compared to an increase of $1.1 million at March 31, 2010.

In May 2003, we issued $200.0 million principal amount of Notes. The interest rate on the Notes is fixed at 2.50% and therefore not subject to interest rate changes. Beginning May 16, 2006, we became obligated to pay contingent interest at a rate equal to 0.5% per annum during any six-month period, if the average trading price of the Notes per $1,000 principal amount for the five-trading day period ending on the third trading day immediately preceding the first day of the applicable six-month period equals $1,200 or more. We may redeem some or all of the Notes at any time, at a redemption price, payable in cash, of 100% of the principal amount of the Notes, plus accrued and unpaid interest (including contingent interest, if any) to the date of redemption. Holders may require us to repurchase all or a portion of their Notes on May 16, 2013, 2018, 2023 and 2028, or upon a change in control, as defined in the indenture governing the Notes, at 100% of the principal amount of the Notes, plus accrued and unpaid interest (including contingent interest, if any) to the date of repurchase, payable in cash. If an event of default is deemed to have occurred on the Notes, the principal amount plus any accrued and unpaid interest on the Notes could also become immediately due and payable. Because the next date holders may require us to repurchase all or a portion of their Notes is May 16, 2013, the Notes were classified as a long-term liability as of December 31, 2010. The Notes are subordinate to all of our existing and future senior obligations.

In March 2006, we entered into a $43.0 million mortgage loan secured by four of our buildings that matures in April 2021. The interest rate on this loan is fixed at 5.91% per annum (and a default rate of 10.905% per annum) and not subject to market interest rate changes.

Item 4.	Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures

An evaluation was conducted under the supervision and with the participation of our management, including the Chief Executive Officer (the “CEO”) and Chief Financial Officer (the “CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2010. As a result of the material weaknesses in our internal control over financial reporting described below, our CEO and CFO have concluded that our disclosure controls and procedures were not effective as of December 31, 2010.

As described in Item 9A—“Controls and Procedures” of our 2010 Form 10-K, management determined that the following material weaknesses existed in our internal control over financial reporting. As of December 31, 2010, these material weaknesses have not been remediated.

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

(b)	Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act) during the quarter ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

The information set forth under Note 16—“Commitments and Contingencies” of the Notes to the Consolidated Financial Statements included in Part I, Item 1 in this Report is incorporated in this Part II, Item 1 by reference.

Item 1A.	RISK FACTORS

In light of recent developments at our Company, we have elected to restate in its entirety, the “Risk Factors” section previously reported in our Quarterly Report on Form 10-Q for the quarter ended September 30, 2010.

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

The assessment of our ability to continue as a going concern was made by management considering, among other factors: (i) the timing and number of additional approved products that will be reintroduced to the market and the related costs; (ii) the suspension of shipment of all products manufactured by us and the requirements under the consent decree with the FDA; (iii) the possibility that we may need to obtain additional capital despite the senior secured loan we obtained in November 2010, as amended in January 2011 and

March 2011, and which was repaid with proceeds from the offering of the 2011 Notes in March 2011, and the proceeds from the private placement of our Class A Common Stock completed in February 2011; (iv) the potential outcome with respect to the governmental inquiries, litigation or other matters described in Note 16—“Commitments and Contingencies” of the Notes to the Consolidated Financial Statements included in this Report; and (v) our ability to comply with debt covenants. Our assessment was further affected by our fiscal year 2010 net loss of $283.6 million, our net loss of $115.8 million for the nine months ended December 31, 2010 and the outstanding balance of cash and cash equivalents of $31.7 million and $60.7 million as of December 31, 2010 and March 31, 2010, respectively. For periods subsequent to December 31, 2010, we expect losses to continue because we are unable to generate any significant revenues from more of our own manufactured products until we are able to resume shipping more of our approved products and until after we are able to generate significant sales of Makena™ which was approved by the FDA in February 2011. We received notification from the FDA on September 8, 2010 of approval to ship into the marketplace the first product approved under the consent decree, i.e., Potassium Chloride ER Capsule. We resumed shipment of our Potassium Chloride ER Capsule Micro-K® 10mEq and Micro-K® 8mEq products in September 2010. We are continuing to prepare other products for FDA inspection and do not expect to resume shipping other products until sometime in fiscal year-end 2012, at the earliest. In addition, we must meet ongoing operating costs as well as costs related to the steps we are currently taking to prepare for reintroducing other approved products to the market. If we are not able to obtain the FDA’s clearance to resume manufacturing and distribution of many of our approved products in a timely manner and at a reasonable cost, or if revenues from the sale of Makena™ prove to be insufficient, our financial position, results of operations, cash flows and liquidity will continue to be materially adversely affected. These conditions raise substantial doubt about our ability to continue as a going concern.

Based on current financial projections, we believe the continuation of our Company as a going concern is primarily dependent on our ability to address, among other factors: (i) the successful launch and market acceptance of Makena™ at prices meeting the Company’s future needs and expectations; (ii) the timing, number and revenue generation of approved products that will be introduced or reintroduced to the market and the related costs; (iii) the suspension of shipment of all products manufactured by us and the requirements under the consent decree with the FDA (other than the Potassium Chloride ER Capsule, including Micro-K® 10mEq and Micro-K® 8mEq, products that are the subject of the FDA notification letter discussed above); (iv) the possibility that we will need to obtain additional capital despite the senior secured loan we were able to obtain in November 2010, as amended in January 2011 and March 2011, and which was repaid with proceeds from the offering of the 2011 Notes in March 2011, and the proceeds from the private placement of our Class A Common Stock completed in February 2011; (v) the potential outcome with respect to the governmental inquiries, litigation or other matters described in Note 16—“Commitments and Contingencies” of the Notes to the Consolidated Financial Statements included in this Report; (vi) our ability to comply with the conditions set forth in a letter received approving certain waivers of covenants under our mortgage loan agreement, as more fully described in Item 2—“Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” of this Report; and (vii) compliance with other debt covenants. While we address these matters, we must continue to meet expected near-term obligations, including normal course operating cash requirements and costs associated with introducing or reintroducing approved products to the market (such as costs related to our employees, facilities and FDA compliance), remaining milestone payments associated with the acquisition of the rights to Makena™ (see Note 5—“Acquisitions” of the Notes to the Consolidated Financial Statements included in this Report), the financial obligations pursuant to the plea agreement (see Note 1—“Description of Business—Plea Agreement with the U.S. Department of Justice” of the Notes to the Consolidated Financial Statements included in this Report), costs associated with our legal counsel and consultant fees, as well as the significant costs, such as legal and consulting fees, associated with the steps taken by us in connection with the consent decree and the litigation and governmental inquiries. If we are not able to obtain the FDA’s clearance to resume manufacturing and distribution of certain or many of our approved products in a timely manner and at a reasonable cost and/or if we experience adverse outcomes with respect to any of the governmental inquiries or litigation described in Note 16—“Commitments and Contingencies” of the Notes to the Consolidated Financial Statements included in this Report, our financial position, results of operations, cash flows and liquidity will continue to be materially adversely affected.

In the near term, we are focused on performing the following: (i) the commercial launch of Makena™; (ii) meeting the requirements of the consent decree, which will allow our approved products (other than the Potassium Chloride ER Capsule, including Micro-K® 10mEq and Micro-K® 8mEq, products that are the subject of the FDA notification letter discussed above) to be reintroduced to the market; (iii) evaluating strategic alternatives with respect to Nesher; and (iv) pursuing various means to minimize operating costs and increase cash. Since December 31, 2010, the Company has generated non-recurring cash proceeds to support its on-going operating and compliance requirements from a $32,300 private placement of Class A Common Stock in February 2011 and a $225,000 private debt placement (see Note 18—“Subsequent Events” of the Notes to the Consolidated Financial Statements included in this Report) in March 2011 (a portion of which was used to repay all existing obligations under the agreement with U.S. Healthcare I, L.L.C. and U.S. Healthcare II, L.L.C.)(see Note 12—“Long-Term Debt” of the Notes to the Consolidated Financial Statements included in this Report for description of U.S. Healthcare I, L.L.C and U.S. Healthcare II, L.L.C loan). While the cash proceeds received to date were sufficient to meet near-term cash requirements, we are pursuing ongoing efforts to increase cash, including the continued implementation of cost savings, exploration of strategic alternatives with respect to Nesher and the assets and operations of our generic products business and other assets, the return of certain of additional approved products to market in a timely. We cannot provide assurance that we will be able to realize additional cost reductions from reducing our operations, that some or many of our approved products can be returned to the market in a timely manner (other than the Potassium Chloride ER Capsule, including Micro-K®

10mEq and Micro-K® 8mEq, products that are the subject of the FDA notification letter discussed above), that our higher profit approved products will return to the market in the near term or that we can obtain additional cash through asset sales, the successful commercial launch of Makena™, or the issuance of equity. If we are unsuccessful in our efforts to return our products to market, or to sell assets or raise additional capital in the near term, we will be required to further reduce our operations, including further reductions of our employee base, or we may be required to cease certain or all of our operations in order to offset the lack of available funding.

We continue to evaluate the sale of certain of our assets, including Nesher. To date, we have received several initial offers for Nesher. However, the offers received to date have been below the Company’s expectations with regards to total value. The Company is continuing to work with its advisers and all interested parties to complete a transaction. However, due to general economic conditions, we will likely be exposed to risks related to the overall macro-economic environment, including a lower rate of return than we have historically experienced on our invested assets and being limited in our ability to sell assets. In addition, we cannot provide any assurance that we will be successful in finding suitable purchasers for the sale of such assets. Even if we are able to find purchasers, we may not be able to obtain attractive terms and conditions for such sales, including attractive pricing. In addition, divestitures of businesses involve a number of risks, including the diversion of management and employee attention, significant costs and expenses, the loss of customer relationships, a decrease in revenues and earnings associated with the divested business, and the disruption of operations in the affected business. In addition, divestitures potentially involve significant post-closing separation activities, which could involve the expenditure of significant financial and employee resources. Inability to consummate identified asset sales or manage the post-separation transition arrangements could adversely affect our business, financial condition, results of operations and cash flows.

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

The success of the Company’s commercialization of Makena™ is dependent upon a number of factors, including: (i) the Company’s ability to maintain certain net pricing levels for Makena™; (ii) successfully obtaining agreements for coverage and reimbursement rates on behalf of patients and medical practitioners prescribing Makena™ with third-party payors, including government authorities, private health insurers and other organizations, such as HMOs, insurance companies, and Medicaid programs and administrators, and (iii) the extent to which pharmaceutical compounders continue to produce non-FDA approved purported substitute product. The Company has been criticized regarding the list pricing of Makena™ in a numerous news articles and internet postings. In addition, the Company has received, and expects to continue to receive, letters criticizing the Company’s list pricing of Makena™ from numerous medical practitioners and advocacy groups, including the March of Dimes, American College of Obstetricians and Gynecologists, American Academy of Pediatrics and the Society for Maternal Fetal Medicine. Several of these advocacy groups have also issued their own press releases regarding their criticism of the pricing of Makena™ and endorsing the statements made by the FDA regarding compounded product (discussed below). In addition, the Company is aware that certain doctors have chosen to continue prescribing the non-FDA approved purported substitute product made by pharmaceutical compounders in lieu of even considering prescribing Makena™.

Further, the Company has received letters from United States Senators and members of the United States Congress asking the Company to reduce its indicated pricing of Makena™ and requesting information with respect to Makena™, its pricing and the Company’s cost relating to Makena™. One of the Senators also sent a letter to the Center for Medicare and Medicaid Services (“CMS”) asking for CMS’ views on the ramification of the pricing of Makena™ on the Medicaid system and, together with another Senator, has sent a letter to the Federal Trade Commission asking the agency to initiate an investigation of our pricing of Makena™. Staff members of the U.S. Senate Finance Committee have also recently advised the Company that federal legislation targeted at the Company’s sale of Makena™ may be introduced unless the Company reduces its price. Communications with members of Congress and their staffs indicate that hearings in Congress on the Company’s pricing of Makena™ may occur. The FDA has communicated to the Company and also separately issued a press release that, in order to ensure continued access for patients needing 17-alphahydroxyprogesterone caproate, that the FDA intended to refrain at this time from taking enforcement action with respect to compounding pharmacies producing compounded 17-alphahydroxyprogesterone caproate in response to individual prescriptions for individual patients. The Company is requesting a meeting with the FDA to discuss access to Makena™.

In addition, CMS issued an informational bulletin to state Medicaid programs that they can choose to pay for the extemporaneously compounded hydroxyprogesterone caproate as an active pharmaceutical ingredient (API) and this can be covered under the “medical supplies, equipment and appliances suitable for use in the home” portion of home health. Because CMS does not require states to list all of the items they cover under this section in the Medicaid state plan, states can cover hydroxyprogesterone caproate under their current state plans and do not need to submit a state plan amendment to provide for such coverage. The Company believes that this has the potential of excluding Makena™ from being provided under the various state Medicaid programs. The Company estimates that state Medicaid programs cover approximately 40% to 45% of the total number of pregnancies in the United States.

The Company is responding to these criticisms and events in a number of respects, including considering a potential reduction in the price of Makena™ and the expansion of an already announced patient assistance program for patients who are not covered by health insurance or could otherwise not afford Makena™ or their respective co-pays. Further, the Company is dealing directly with health insurers, pharmacy benefit managers, Medicaid management companies, and others regarding the net cost of Makena™ coverage and reimbursement programs and other means by which Makena™ would be available to patients. The Company can give no assurance as to whether these responses and negotiations will be successful at obtaining an economically sufficient price for Makena™.

The commercial success and viability of the Company is largely dependent upon these efforts and appropriately responding to the media, physician, institutional, advocacy group and governmental concerns and actions regarding the pricing of Makena™. The Company has substantial debt and liabilities that comes due over the next several years and the pricing that the Company must achieve from the sale of Makena™, together with our sales of other products, must be substantial enough to allow us to meet these obligations, refinance or retire such debt and liabilities when due, and generate sufficient profits to ensure the Company’s viability as a pharmaceutical company prior to the end of the Orphan Drug exclusivity period for Makena™.

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

On March 2, 2009, we entered into a consent decree with the FDA regarding our drug manufacturing and distribution, which is described in more detail under Item 2—“Management’s Discussion and Analysis of Financial Condition and Results of Operations—Discontinuation of Manufacturing and Distribution; Product Recalls; and the FDA Consent Decree” in this Report. Our actions and the requirements under the consent decree have had, and are expected to continue to have, a material adverse effect on our liquidity position and operating results. Although we have recently resumed manufacturing and shipping of our Potassium Chloride ER Capsule products, we do not expect to generate any significant revenues from products that we manufacture until we resume shipping certain or many of our approved products after successful FDA inspections relevant to those products. In the meantime, we must meet ongoing operating costs related to our employees, facilities and FDA compliance, as well as costs related to the steps we currently are taking to prepare for reintroducing additional products to the market.

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

We currently do not expect to resume additional product shipments until sometime later in calendar year 2011, at the earliest. In addition, we expect that any resumption of additional shipments will be limited initially to certain selected products and will be expanded incrementally thereafter. Despite our efforts, there can be no assurance that our initiatives with respect to the additional products that are intended to comply with the requirements under the consent decree and enable us to reintroduce certain of our other approved products to the market will be successful within the time frames currently projected by management or at all. If we are not able to obtain FDA’s permission to resume manufacturing and distribution of our other products in a timely manner at a reasonable cost, our business, financial position, results of operations and cash flows will continue to be materially adversely affected, which would have a material adverse effect on our ability to continue as a going concern.

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

Pursuant to the plea agreement, ETHEX is subject to a criminal fine in the aggregate amount of $23.4 million, payable in four installments of which we currently have $20.2 million remaining to be paid. On November 15, 2010, upon the motion by the Department of Justice, the court vacated the previous fine installment schedule and imposed a new fine installment schedule, which did not change the total fine, using the standard federal judgment rate of 0.22% per annum, payable as follows:

Payment Amount	Interest Amount	Payment Due Date
$1,000	$—	December 15, 2010
1,000	1	June 15, 2011
1,000	2	December 15, 2011
2,000	7	June 15, 2012
4,000	18	December 15, 2012
5,000	28	June 15, 2013
7,094	47	December 15, 2013

The December 15, 2010 payment was made. If we fail to make any of the remaining installment payments, the United States Attorney’s Office, in its sole discretion, may void the plea agreement, keep any payments already made under the plea agreement and prosecute us using, among other evidence, the admissions made in the plea agreement.

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

Pursuant to the plea agreement, we are subject to fines, restitution and forfeiture in the remaining aggregate amount of $20.2 million still to be paid. In addition, we are not aware whether, or the extent to which, any pending governmental inquiries and/or related private litigation might result in the payment of fines, penalties or judgments or the imposition of operating restrictions on our business; however, if we are required to pay fines, penalties or judgments, the amount could be material. In addition, if we do not prevail in one or more pending lawsuits, we may be required to pay a significant amount of monetary damages, which could have a material adverse effect on our financial position, results of operations and cash flows.

We have been unable to timely file our periodic reports with the SEC.

Our efforts to become and remain current with our SEC filings have required and will continue to require substantial management time and attention as well as additional accounting and legal expense. In addition, if we are unable to timely file the 10-K for fiscal year 2011 with the SEC, we may face several adverse consequences. Investors in our securities will not have information regarding the current state of our business and financial condition with which to make decisions regarding investment in our securities. When this information does become available to investors, it may result in an adverse effect on the trading price of our common stock. We will not be able to conduct any registered offerings unless we remain current in our SEC filings and we will not be eligible to use a “short form” registration statement on Form S-3 for a period of 12 months after the time we become current in our SEC filings. If we are not able to timely file and make effective registration statement prior to the dates required under our agreements with the Lenders, the PIPE investors and the holders of our 2011 Notes, we may accrue substantial penalties. Until we are again eligible to use Form S-3, we would be required to use a registration statement on Form S-1 to register securities with the SEC or issue such securities in a private placement, which could increase the cost of raising capital. If we do not remain current with our SEC filings, our securities may be delisted from the New York Stock Exchange.

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

In addition to the loss of revenue, the suspension of product shipments exposes us to possible claims for certain additional costs. Pursuant to arrangements between us and certain of our customers, such customers, despite the formal discontinuation action by us of our products, may assert, and certain customers, including CVS Pharmacy, Inc. have asserted, that we should compensate such customers for any additional costs they incurred for procuring products we did not supply. The amount of such compensation is affected by the price of any replacement product and the terms of the relevant customer agreement. Following our suspension of shipments, the price of certain products increased significantly, thereby potentially increasing the amount of any such compensation. While we have recorded an estimated liability for failure to supply claims as of December 31, 2010 based on notices we received from our customers, the actual amount of liability from current and additional claims we may face, if asserted and determined to be meritorious, could be much higher and could have a material adverse effect on our liquidity position and operating results.

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

As described in Item 9A—“Controls and Procedures” of our 2010 Form 10-K, management determined that the following material weaknesses existed in our internal control over financial reporting. As of December 31, 2010, these material weaknesses have not been remediated. Specifically, we have determined that we had three material weaknesses in our control environment or entity-level controls and seven material weaknesses surrounding financial statement preparation and review procedures and application of accounting principles.

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

Also, additional material weaknesses in our internal control over financial reporting may be identified in the future. Any failure to maintain or implement required new or improved controls, or any difficulties we encounter in their implementation, could result in material weaknesses, cause us to fail to timely meet our periodic reporting obligations, or result in material misstatements in our financial statements. Any such failure could also adversely affect the results of periodic management evaluations and annual auditor attestation reports regarding the effectiveness of our internal control over financial reporting required under Section 404 of the

Sarbanes-Oxley Act of 2002 and the rules promulgated there under. In addition, solely as a result of the material weaknesses, we have determined that our disclosure controls and procedures were not effective as of December 31, 2010. If our internal control over financial reporting or disclosure controls and procedures are not effective, there may be errors in our financial statements that could require a restatement or our filings may not be timely and investors may lose confidence in our reported financial information, which could lead to a decline in our stock price.

A failure to remain in compliance with one or more of the requirements of an outstanding mortgage loan and a related waiver could have a material adverse effect on our business, financial condition and cash flows.

In March 2006, as previously disclosed, we entered into a $43.0 million mortgage loan arrangement, of which approximately $33.6 million remains outstanding as of December 31, 2010. Also, as previously disclosed, we obtained a waiver with respect to certain requirements of the mortgage loan documentation. Failure by us to comply with the terms of the mortgage or the waiver from the lender could result in, among other things, our outstanding obligations with respect to the mortgage loan accelerating and immediately becoming due and payable and resulting in cross-defaults under our convertible notes and other debt obligations, which would materially adversely affect our business, financial condition and cash flows.

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

The indenture governing the 2011 Notes contains significant operating and financial restrictions that may prevent us from pursuing certain business opportunities and restrict our ability to operate our business. These restrictions will limit or prohibit, among other things, our ability to: (i) incur additional indebtedness or issue certain preferred shares; (ii) pay dividends, redeem subordinated debt or make other restricted payments on capital stock; (iii) designate our subsidiaries as Unrestricted Subsidiaries (as defined in the indenture); (iv) change our line of business; (v) transfer or sell assets, including the capital stock of our subsidiaries; (vi) make certain investments or acquisitions; (vii) grant liens on our assets; (viii) incur dividend or other payment restrictions affecting certain subsidiaries; and (ix) merge, consolidate or transfer substantially all of our assets. See Note 18—“Subsequent Events” of the Notes to the Consolidated Financial Statements included in this Report for a further description of the 2011 Notes.

Increased indebtedness may impact our financial condition and results of operations.

At December 31, 2010 and March 31, 2010, we had $353.2 million, excluding loan discount, and $297.1 million, respectively, of outstanding debt, consisting primarily of $200.0 million principal amount of Notes and the remaining principal balance of a $43.0 million mortgage loan. As described above, the Company also had approximately $60 million, excluding loan discount, outstanding principal amount at December 31, 2010 due under the Bridge Loan that was entered into in November 2010 and amended in January 2011 and again in March 2011. On March 17, 2011, the Company issued $225 million aggregate principal amount of 12% Senior Secured Notes due 2015, the “2011 Notes.” The Company used a portion of the proceeds obtained from the issuance of the 2011 Notes to repay in full its existing obligations under the Bridge Loan of approximately $61 million (which amount included an applicable make-whole premium). See Note 18—“Subsequent Events” of the Notes to the Consolidated Financial Statements included in this Report for a further description of the 2011 Notes.

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

Our principal customers are wholesale drug distributors, major retail drug store chains, independent pharmacies and mail order firms. These customers comprise a significant part of the distribution network for pharmaceutical products in the U.S. This distribution network is continuing to undergo significant consolidation marked by mergers and acquisitions among wholesale distributors and the growth of large retail drug store chains. As a result, a small number of large wholesale distributors control a significant share of the market, and the number of independent drug stores and small drug store chains has decreased. We expect that consolidation of drug wholesalers and retailers will increase pricing and other competitive pressures on drug manufacturers. For the three and nine months ended December 31, 2010, our three largest customers, which are wholesale distributors, accounted for 25.4%, 23.5% and 15.5% and 32.4%, 31.0% and 6.0% of our gross sales, respectively. The loss of any of these customers could materially and adversely affect our business, financial condition, results of operations or cash flows.

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

Assuming we are able to comply with the requirements under the consent decree and resume the manufacture and distribution of more of our approved products, our future results of operations, financial condition and cash flows will depend to a significant extent upon our branded and generic/non-branded product sales mix (the proportion of total sales between branded products and generic/non-branded products). Our sales of branded products typically generate higher gross margins than our sales of generic/non-branded products. In addition, the introduction of new generic products at any given time can involve significant initial quantities being purchased by our wholesaler customers, as they supply initial quantities to pharmacies and purchase product for their own wholesaler inventories. As a result, our sales mix will significantly impact our gross profit from period to period. During fiscal year 2011, sales of our branded products and generic/non-branded products accounted for 92.5% and 7.4%, respectively, of our net revenues. During the same period, branded products and generic/non-branded products generated gross margins of 87.7% and 75.4%, respectively.

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

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchase of Equity Securities by the Company

The following table provides information about purchases we made of our common stock during the quarter ended December 31, 2010:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs
October 1–31, 2010	—	$—	—	—
November 1–30, 2010	229	10.95	—	—
December 1–31, 2010	14	16.90	—	—

Total	243	$11.29	—	—

Shares were purchased from employees upon their termination pursuant to the terms of our stock option plan.

Item 6.	EXHIBITS

2.1	Asset Purchase Agreement dated as of June 2, 2010 by and among Particle Dynamics International, LLC, Particle Dynamics, Inc., Drug Tech Corporation and KV Pharmaceutical Company, incorporated herein by reference to Exhibit 2.1 filed with our Current Report on Form 8-K, filed June 8, 2010

3.1	Certificate of Incorporation, as amended through September 5, 2008, incorporated herein by reference to Exhibit 3.1 filed with our Annual Report on Form 10-K for the fiscal year ended March 31, 2009, filed March 25, 2010.

3.2	By-Laws, as amended through December 29, 2009, incorporated herein by reference to Exhibit 3.2 filed with our Current Report on Form 8-K, filed January 4, 2010.

10.1	Waiver to Credit Agreement, dated as of February 9, 2011, by and among the Company, U.S. Healthcare I, L.L.C. and U.S. Healthcare II, L.L.C, incorporated herein by reference to exhibit 10.1 with our Report 10-Q for the quarter ended June 30, 2010, filed on March 10, 2011

10.2	Stock Warrant Purchase Agreement, dated as of February 10, 2011, by and among the Company, U.S. Healthcare I, L.L.C. and U.S. Healthcare II, L.L.C, incorporated herein by reference to exhibit 10.2 with our Report 10-Q for the quarter ended June 30, 2010, filed on March 10, 2011

10.3	Restated Stock Purchase Warrant No. W-1 dated November 17, 2010, to purchase up to 9,900,000 shares of the Company’s Class A Common Stock issued to U.S. Healthcare I, L.L.C. and U.S. Healthcare II, L.L.C, incorporated herein by reference to exhibit 10.3 with our Report 10-Q for the quarter ended June 30, 2010, filed on March 10, 2011

10.4	Restated Stock Purchase Warrant No. W-2 dated November 30, 2010, to purchase up to 2,687,511 shares of the Company’s Class A Common Stock issued to U.S. Healthcare I, L.L.C. and U.S. Healthcare II, L.L.C, incorporated herein by reference to exhibit 10.4 with our Report 10-Q for the quarter ended June 30, 2010, filed on March 10, 2011

10.5	Stock Purchase Warrant No. W-3 dated March 2, 2011, to purchase up to 7,450,899 shares of the Company’s Class A Common Stock issued to U.S. Healthcare I, L.L.C. and U.S. Healthcare II, L.L.C, incorporated herein by reference to exhibit 10.5 with our Report 10-Q for the quarter ended June 30, 2010, filed on March 10, 2011

10.6	Amendment No. 2 to Credit Agreement, dated as of March 2, 2011, by and among the Company, U.S. Healthcare I, L.L.C. and U.S. Healthcare II, L.L.C, incorporated herein by reference to exhibit 10.6 with our Report 10-Q for the quarter ended June 30, 2010, filed on March 10, 2011

10.7	Second Amended and Restated Registration Rights Agreement, dated as of March 2, 2011, by and among the Company, U.S. Healthcare I, L.L.C. and U.S. Healthcare II, L.L.C, incorporated herein by reference to exhibit 10.7 with our Report 10-Q for the quarter ended June 30, 2010, filed on March 10, 2011

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

K-V PHARMACEUTICAL COMPANY

Date: March 31, 2011

	By:	/S/ GREGORY J. DIVIS
Gregory J. Divis
President and Chief Executive Officer
(Principal Executive Officer)

Date: March 31, 2011

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