Form 10-Q
period 2011-06-30
KV PHARMACEUTICAL CO /DE/
filed 2011-08-09
CIK 57055

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller Reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of July 29, 2011, the registrant had outstanding 48,729,974 and 11,151,285 shares of Class A and Class B Common Stock, respectively, exclusive of treasury shares.

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

(4)

the impact of: (i) the FDA’s decision to decline to take enforcement action with regards to compounded alternatives to the Company’s Makena™ product despite the Company’s orphan drug exclusivity; (ii) CMS policy permitting Medicaid program reimbursement of such products; and (iii) resulting coverage decisions by various state Medicaid and commercial payors, on the Company’s sales revenues for Makena™ and the resulting impact on the Company’s operations and financial results, including, without limitation, its ability to continue as a going concern;

(5)	new product development and launch, including the possibility that any product launch may be delayed or unsuccessful, including with respect to Makena™;

(6)	acceptance of and demand for the Company’s new pharmaceutical products, including Makena™, and for our current products upon their return to the marketplace, as well as the number of preterm births for which Makena™ may be prescribed and its safety profile and side effects profile and acceptance of the degree of patient access to, and pricing for, Makena™;

(7)	the possibility that any period of exclusivity may not be realized, including with respect to Makena™, a designated Orphan Drug;

(8)	the satisfaction or waiver of the terms and conditions for the continued ownership of the full U.S. and worldwide rights to Makena™ set forth in the previously disclosed Makena™ acquisition agreement, as amended;

(9)	the consent decree between the Company and the FDA and the Company’s suspension of the production and shipment of all of the products that it manufactures (other than the Potassium Chloride Extended Release Capsule products that are the subject of the FDA letter received September 8, 2010 allowing the return of those products to the marketplace) and the related nationwide recall affecting all of the other products that it manufactures, as well as the related material adverse effect on its revenue, assets and liquidity and capital resources, as more fully described in Item—2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Discontinuation of Manufacturing and Distribution; Product Recalls; and the FDA Consent Decree” in this Report;

(10)	the two agreements between the Company and the Office of Inspector General of the U.S. Department of Health and Human Services (“HHS OIG”) pertaining to the exclusion of our former chief executive officer from participation in federal healthcare programs and pertaining to the dissolution of our ETHEX subsidiary, in order to resolve the risk of potential exclusion of our Company, as more fully described in Note 1—“Description of Business—Changes in Management” in the Notes to the Consolidated Financial Statements included in Part I of this Report;

(11)	the plea agreement between the Company and the U.S. Department of Justice and the Company’s obligations therewith, as well as the related material adverse effect, if any, on its revenue, assets and liquidity and capital resources, as more fully described in Note 1—“Description of Business—Plea Agreement with the U.S. Department of Justice” in the Notes to the Consolidated Financial Statements included in Part I of this Report;

(12)	changes in the current and future business environment, including interest rates and capital and consumer spending;

(13)	the availability of raw materials and/or products, including Makena™ and Evamist®, manufactured for the Company under contract manufacturing agreements with third parties;

(14)	the regulatory environment, including legislative, government or regulatory agency and judicial actions and changes in applicable laws or regulations, including the risk of obtaining necessary state licenses in a timely manner;

(15)	fluctuations in revenues;

(16)	the difficulty of predicting the pattern of inventory movements by the Company’s customers;

(17)	risks that the Company may not ultimately prevail in litigation, including product liability lawsuits and challenges to its intellectual property rights by actual or potential competitors or to its ability to market generic products due to brand company patents and challenges to other companies’ introduction or potential introduction of generic or competing products by third parties against products sold by the Company or its subsidiaries including without limitation the litigation and claims referred to in Note 16—“Commitments and Contingencies” of the Notes to the Consolidated Financial Statements in Part I of this Report, and that any adverse judgments or settlements of such litigation, including product liability lawsuits, may be material to the Company;

(18)	the possibility that our current estimates of the financial effect of certain announced product recalls could prove to be incorrect;

(19)	whether any product recalls or product introductions result in litigation, agency action or material damages;

(20)	the possibility of our loss of failure to supply claims by certain of the Company’s customers that, despite the formal discontinuation action by the Company of its products, the Company should compensate such customers for any additional costs they allegedly incurred for procuring products the Company did not supply;

(21)	the series of putative class action lawsuits alleging violations of the federal securities laws by the Company and certain individuals, as more fully described in Note 16—“Commitments and Contingencies—Litigation and Governmental Inquiries” of the Notes to the Consolidated Financial Statements in Part I of this Report;

(22)	the possibility that insurance proceeds are insufficient to cover potential losses that may arise from litigation, including with respect to product liability or securities litigation;

(23)	the informal inquiries initiated by the Securities and Exchange Commission (the “SEC”) and any related or additional government investigation or enforcement proceedings as more fully described in Note 16—“Commitments and Contingencies—Litigation and Governmental Inquiries” of the Notes to the Consolidated Financial Statements in Part I of this Report;

(24)	the possibility that the pending investigation by HHS OIG into potential false claims under the Title 42 of the U.S. Code as more fully described in Note 16—“Commitments and Contingencies—Litigation and Governmental Inquiries” of the Notes to the Consolidated Financial Statements in Part I of this Report could result in significant civil fines or penalties, including exclusion from participation in federal healthcare programs such as Medicare and Medicaid;

(25)	delays in returning, or failure to return, certain or many of the Company’s approved products to market, including loss of market share as a result of the suspension of shipments, and related costs;

(26)	the ability to sell or license certain assets, and the purchase prices, milestones, terms and conditions of such transactions;

(27)	the possibility that default on one type or class of the Company’s indebtedness could result in cross-default under, and the acceleration of, its other indebtedness;

(28)	the risks that present or future changes in the Board of Directors or management may lead to an acceleration of the Company’s debt or to adverse actions by government agencies or our auditors;

(29)	the risk that even though the price and 30-day average price of the Company’s Class A Common Stock and Class B Common Stock currently satisfy the quantitative listing standards of the New York Stock Exchange, including with respect to minimum share price and public float, the Company can provide no assurance that they will remain at such levels thereafter;

(30)	compliance with debt covenants; and

(31)	the risks detailed from time-to-time in the Company’s filings with the SEC. This discussion is not exhaustive, but is designed to highlight important factors that may impact our forward-looking statements.

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

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

K-V PHARMACEUTICAL COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited; dollars and number of shares in millions, except per share data)

	Three Months Ended June 30,
	2011	2010
Net revenues	$6.0	$4.0
Cost of sales	0.8	0.8

Gross profit	5.2	3.2

Operating expenses:
Research and development	2.8	7.0
Selling and administrative	30.5	31.8

Total operating expenses	33.3	38.8

Operating loss	(28.1)	(35.6)

Other (income) expense:
Change in warrant liability	(60.9)	0
Interest expense	9.8	2.1
Interest and other (income) expense	(2.4)	0.3

Total other (income) expenses, net	(53.5)	2.4

Income (loss) from continuing operations before income taxes	25.4	(38.0)
Income tax provision	3.3	0.4

Net income (loss) from continuing operations	22.1	(38.4)
Net income (loss) from discontinued operations (net taxes of $- and $(5.2))	1.4	(9.0)
Gain on sale of discontinued operations (net taxes of $- and $7.4)	0	12.8

Net income (loss)	$23.5	$(34.6)

Net income (loss) per share - basic - Class A and B common
Net income (loss) from continuing operations per share	$0.37	$(0.77)
Net income (loss) from discontinued operations per share	0.02	(0.18)
Gain on sale of discontinued operations per share	0	0.26

Net income (loss) per share	$0.39	$(0.69)

Net income (loss) per share - diluted - Class A and B common
Net income (loss) from continuing operations per share	$0.25	$(0.77)
Net income (loss) from discontinued operations per share	0.01	(0.18)
Gain on sale of discontinued operations per share	0	0.26

Net income (loss) per share	$0.26	$(0.69)

Weighted average shares used in per share calculation:
Basic shares outstanding - Class A common	48.7	37.8
Basic and diluted shares outstanding - Class B common	11.3	12.2
Diluted shares outstanding - Class A common	90.1	50.0

See Accompanying Notes to Consolidated Financial Statements (unaudited).

K-V PHARMACEUTICAL COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in millions, except share and per share data)

	(Unaudited) June 30, 2011	March 31, 2011
ASSETS
Current Assets:
Cash and cash equivalents	$108.8	$137.6
Investment securities	23.9	57.2
Restricted cash	34.5	34.5
Receivables, net	6.5	33.4
Inventories, net	0.9	1.0
Other current assets	12.1	13.8
Current assets held for sale	16.1	9.0

Total Current Assets	202.8	286.5
Property and equipment, less accumulated depreciation	67.1	67.6
Intangible assets, net	145.8	150.9
Other assets	14.2	15.1
Non-current assets held for sale	44.1	44.6

Total Assets	$474.0	$564.7

LIABILIITES
Current Liabilities:
Accounts payable	$21.4	$25.7
Accrued liabilities	144.0	141.9
Warrant liability	51.4	112.3
Current maturities of long-term debt	23.5	85.4
Current liabilities associated with assets held for sale	2.8	2.5

Total Current Liabilities	243.1	367.8
Long-term debt, less current maturities	448.7	418.3
Other long-term liabilities	73.5	95.2
Deferred tax liability	60.2	57.4

Total Liabilities	825.5	938.7
Commitments and Contingencies

SHAREHOLDERS’ DEFICIT
7% cumulative convertible Preferred Stock, $.01 par value; $25.00 stated and liquidation value; 840,000 shares authorized; issued and outstanding –40,000 shares at both June 30, 2011 and March 31, 2011 (convertible into Class A shares on a 8.4375-to-one basis)	0	0
Class A and Class B Common Stock, $.01 par value; 150,000,000 and 75,000,000 shares authorized, respectively;
Class A – issued 52,124,024 and 52,013,609 at June 30, 2011 and March 31, 2011, respectively; outstanding 48,714,974 and 48,604,559 at June 30, 2011 and March 31, 2011, respectively	0.5	0.5
Class B – issued 11,245,857 and 11,300,857 at June 30, 2011 and March 31, 2011, respectively; outstanding 11,151,285 and 11,206,285 at June 30, 2011 and March 31, 2011, respectively
(convertible into Class A shares on a one-for-one basis)	0.1	0.1
Additional paid-in capital	109.6	109.1
Accumulated deficit	(404.5)	(428.0)
Accumulated other comprehensive income	0.2	1.7
Less: Treasury stock, 3,409,050 shares of Class A and 94,572 shares of Class B Common Stock at June 30, 2011 and March 31, 2011, at cost	(57.4)	(57.4)

Total Shareholders’ Deficit	(351.5)	(374.0)

Total Liabilities and Shareholders’ Deficit	$474.0	$564.7

See Accompanying Notes to Consolidated Financial Statements (unaudited).

K-V PHARMACEUTICAL COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited; dollars in millions)

	Three Months Ended June 30,
	2011	2010
Operating Activities:
Net income (loss)	$23.5	$(34.6)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	6.2	5.1
Gain from sale of assets, net	0	(20.3)
Change in warrant liability	(60.9)	0
Impairment of intangible assets	0	1.9
Deferred income tax provision	3.3	2.7
Other	0.9	1.6
Changes in operating assets and liabilities:
Receivables, net	22.4	0.6
Inventories	(2.5)	0.4
Accounts payable and accrued liabilities	(3.6)	(16.7)
Other assets and liabilities	(19.6)	7.7

Net cash used in operating activities	(30.3)	(51.6)

Investing Activities:
Purchase of property and equipment	(0.2)	(0.3)
Proceeds from sales of property and equipment disposals	0	0.4
Proceeds from sale of business/assets, net of fees	0	33.0
Proceeds from sale of marketable securities	2.5	0.1

Net cash provided by investing activities	2.3	33.2

Financing Activities:
Payments on debt, net	(0.6)	(0.7)

Net cash used in financing activities	(0.6)	(0.7)

Effect of foreign exchange rate changes on cash	(0.2)	0

Decrease in cash and cash equivalents	(28.8)	(19.1)
Cash and cash equivalents:
Beginning of period	137.6	60.7

End of period	$108.8	$41.6

Supplemental Information:
Interest paid	$3.0	$3.0
Stock options exercised (at expiration of two-year forfeiture period)	0.1	0

See Accompanying Notes to Consolidated Financial Statements (unaudited).

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollars in millions, except per share data)

1. Description of Business

General Overview

K-V Pharmaceutical Company was incorporated under the laws of Delaware in 1971 as a successor to a business originally founded in 1942. K-V Pharmaceutical Company and its wholly-owned subsidiaries, including Ther-Rx Corporation (“Ther-Rx”), Nesher Pharmaceuticals, Inc. (“Nesher”) and ETHEX Corporation (“ETHEX”), are referred to in the following Notes to Consolidated Financial Statements as “KV” or the “Company.” We are a fully integrated specialty pharmaceutical company that develops, manufactures, acquires and markets technologically-distinguished branded and generic/non-branded prescription pharmaceutical products. Our strategic goal is to become a specialty branded pharmaceutical marketing company primarily focused in women’s healthcare. We have a broad range of dosage form manufacturing capabilities, including tablets, capsules, creams and liquids. We conduct our branded pharmaceutical operations through Ther-Rx and, previously, we conducted our generic/non-branded pharmaceutical operations through ETHEX, which focused principally on technologically-distinguished generic products prior to the cessation of its operations on March 2, 2010 and its dissolution on December 15, 2010. Through Particle Dynamics, Inc, (“PDI”), divested in June 2010, we developed, manufactured and marketed technologically advanced, value-added raw material products for the pharmaceutical industry and other markets. In May 2010, we formed a wholly-owned subsidiary, Nesher, to operate as the sales and marketing company for our generic products. In June 2011, we entered into an Asset Purchase Agreement with Zydus Pharmaceuticals (USA), Inc. and its subsidiary Zynesher Pharmaceuticals (USA) LLC (collectively, the “Buyer”) and agreed to sell substantially all of the assets of Nesher and the Company’s generic products business to the Buyer.

Our original strategy was to engage in the development of proprietary drug delivery systems and formulation technologies which enhance the effectiveness of new therapeutic agents and existing pharmaceutical products. Today, we utilize one of those technologies, SITE RELEASE® in two products expected to return to our branded portfolio prior to the end of calendar year 2011, at the earliest. Going forward, our business strategy will be primarily defined by the potential in-licensing and acquisition of pharmaceutical products rather than the historical strategy of the internal development of pharmaceutical products.

During fiscal year 2009, the Company announced six separate voluntary recalls of certain tablet form generic products as a precaution due to the potential existence of oversized tablets. In December 2008, the Food and Drug Administration (the “FDA”) began an inspection of the Company’s facilities. The Company suspended shipments of all approved tablet-form products in December 2008 and of all other drug products in January 2009. Also, in January 2009, the Company initiated a nationwide voluntary recall affecting most of its products. On March 2, 2009, the Company entered into a consent decree with the FDA regarding its drug manufacturing and distribution. The consent decree was entered by the U.S. District Court, Eastern District of Missouri, and Eastern Division on March 6, 2009. As part of the consent decree, the Company agreed not to directly or indirectly do or cause the manufacture, processing, packing, labeling, holding, introduction or delivery for introduction into interstate commerce at or from any of its facilities of any drug, until the Company has satisfied certain requirements designed to demonstrate compliance with the FDA’s current good manufacturing practice (“cGMP”) regulations. The consent decree provides for a series of measures that, when satisfied, will permit the Company to resume the manufacture and distribution of approved drug products. The Company has also agreed not to distribute its products that are not FDA approved, including its prenatal vitamins and hematinic products, unless it obtains FDA approval for such products through the FDA’s New Drug Application (“NDA”) or Abbreviated New Drug Application (“ANDA”) processes. These actions and the requirements under the consent decree have had, and are expected to continue to have, a material adverse effect on the Company’s liquidity position and its results of operations. We resumed shipment of extended-release potassium chloride capsule, Micro-K® 10mEq and Micro-K® 8mEq, in September 2010, resumed shipments of the generic version Potassium Chloride Extended Release Capsule in December 2010 and we began shipping Makena™, a drug manufactured by a third party, in March 2011. We are continuing to prepare other products for FDA inspection although we do not expect to resume shipping other products until prior to the end of calendar 2011, at the earliest.

In July 2010, our Board of Directors directed management to explore strategic alternatives with respect to Nesher and the assets and operations of our generic products business and in the fourth quarter of fiscal year 2011, management committed to a plan to divest the generics business. We retained Jefferies & Co., Inc., to advise us with the divestiture of Nesher and the Company’s generics business. In June 2011, we entered into an Asset Purchase Agreement with the Buyer. In the meantime, we will continue to prepare products for FDA inspection and continue to anticipate the reintroduction of approved products into the market.

Both PDI and our generics business have been presented herein as discontinued operations. See Note 14—“Divestitures” for further details.

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

On November 10, 2010, Marc S. Hermelin voluntarily resigned as a member of the Board. We had been advised that Office of Inspector General of the U.S. Department of Health and Human Services (“HHS OIG”) notified Mr. M. Hermelin that he would be excluded from participating in federal healthcare programs effective November 18, 2010. In an effort to avoid adverse consequences to our Company, including a potential discretionary exclusion of our Company from participation in federal healthcare programs, and to enable our Company to secure our expanded financial agreement, as more fully described in Note 12—“Long-Term Debt,” the Company, HHS OIG, Mr. M. Hermelin and his wife (solely with respect to her obligations there under, including as joint owner with Mr. M. Hermelin of certain shares of Company stock) entered into the Settlement Agreement under which Mr. M. Hermelin also resigned as trustee of all family trusts that hold KV stock, agreed to divest his personal ownership interests in our Company’s Class A Common and Class B Common Stock (approximately 1.8 million shares, including shares held jointly with his wife) over an agreed upon period of time in accordance with a divestiture plan and schedule approved by HHS OIG, and agreed to refrain from voting stock under his personal control. In order to implement such agreement, Mr. M. Hermelin and his wife granted to an independent third party immediate irrevocable proxies and powers of attorney to divest their personal stock interests in the Company if Mr. M. Hermelin does not timely do so. The Settlement Agreement also required Mr. M. Hermelin to agree, for the duration of his exclusion, not to seek to influence or be involved with, in any manner, the governance, management, or operations of our Company.

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

On June 1, 2011, Patrick Christmas joined the Company as Vice President and General Counsel. Mr. Christmas succeeds Gregory S. Bentley, who resigned as the Company’s Senior Vice President of Law effective August 1, 2011. Mr. Bentley has served in that capacity since June 2010 under an arrangement which contemplated that he would return to his private legal practice after the Company filled the General Counsel position. Mr. Bentley will continue to serve as a director of the Company and to counsel the Company after he resumes private practice.

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

Lachman certified the manufacture of the product on July 27, 2010, and the FDA subsequently conducted its own inspection during the week of August 16, 2010 of our facilities, systems and processes as outlined in the consent decree and found no adverse findings. The Company received notification from the FDA on September 8, 2010 of approval for our discontinued generics operations to ship into the marketplace the first product approved under the consent decree, i.e., the Potassium Chloride Extended Release Capsule. We resumed shipment of extended-release potassium chloride capsule, Micro-K® 10mEq and Micro-K® 8mEq, in September 2010. We resumed shipments of the generic version Potassium Chloride Extended Release Capsule in December 2010.

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

The steps taken by us in connection with the nationwide recall and suspension of shipment of all products manufactured by us and the requirements under the consent decree have had, and are expected to continue to have, a material adverse effect on our results of operations. We do not expect to generate any significant revenues from certain products that have not yet been approved until we can resume shipping certain or many of our approved products. In the meantime, we must meet ongoing operating costs related to our employees, facilities and FDA compliance, as well as costs related to the steps we are currently taking to prepare for introducing or reintroducing our products to the market. If we are not able to obtain the FDA’s clearance to resume distribution of more of our approved products in a timely manner and at a reasonable cost, our financial position, results of operations, cash flows and liquidity will continue to be materially adversely affected.

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

Pursuant to the plea agreement, ETHEX agreed to pay a criminal fine in the amount of $23.4 in four installments. The first installment, in the amount of $2.3, was due and paid within 10 days of sentencing. Under the original payment schedule, the second and third installments, each in the amount of $5.9, were due on December 15, 2010 and July 11, 2011, respectively. The fourth and final installment, in the amount of $9.4, was due on July 11, 2012. On November 15, 2010, upon the motion of the Department of Justice, the court vacated the previous fine installment schedule and imposed a new fine installment schedule using the standard federal judgment rate of 0.22%, payable as follows (the Company has made all its required payments as of June 30, 2011):

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

In connection with the anticipated exclusion of ETHEX from participation in federal healthcare programs, we ceased the operations of ETHEX on March 2, 2010. However, subject to our agreement with the Buyer, we have retained the ability to manufacture, market and distribute (once the requirements under the consent decree have been met) all generic products and are in possession of all intellectual property related to generic products, including all NDAs and ANDAs pertaining to our brand and generic drug products. We currently do not anticipate that the voluntary guilty plea by ETHEX will have a material adverse effect on our efforts to comply with the requirements pursuant to the consent decree and to resume production and shipments of our approved products.

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

Under the Indenture governing the $225.0 aggregate principal amount of 12% Senior Secured Notes due 2015 (the “2015 Notes”), described further below, the Company shall make a $45.0 payment on or prior to the first anniversary of the MakenaTM NDA Approval Date; provided that notwithstanding the foregoing, the Company shall have the ability to modify the amount or timing of such payment so long as the revised payment schedule (i) is not materially less favorable to security holders of the 2015 Notes than the royalty schedule under the MakenaTM agreement as in effect on the issue date of the 2015 Notes and (ii) does not increase the total payments to Hologic during the term of the 2015 Notes.

The Company has made all of its required payments as of June 30, 2011.

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

Workforce Reduction and Cost Conservation Actions

On March 30, 2010, we committed to a plan to reduce our employee workforce from 317 to 237 employees. On March 31, 2010, we implemented the plan. On February 25, 2011, the Company further reduced its workforce by 11 and laid off an additional 14 employees. On March 31, 2011, the size of our workforce was approximately 300 employees, including 97 sales representatives that work for us through a contract sales organization. The reduction in our workforce is a part of our efforts to conserve our cash and financial resources while we continue working with the FDA to return approved products to market. On June 30, 2011, the size of our workforce was 322 employees including 86 sales reps that work for us through a contract sales organization.

On September 13, 2010, we implemented a mandatory salary reduction program for most of our exempt personnel, ranging from 15% to 25% of base salary, in order to conserve our cash and financial resources. In March 2011, the salaries of exempt personnel were reinstated and the forfeited salary amounts were subsequently repaid.

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

On November 17, 2010, the Company entered into an agreement with U.S. Healthcare for a senior secured debt financing package of up to $120.0 consisting of (1) a fully funded $60.0 term loan (the “Bridge Loan”) that retired the $20.0 loan previously provided by U.S. Healthcare on September 13, 2010, and that was provided for general corporate and working capital purposes and (2) a commitment to provide a multi-draw term loan up to an aggregate principal amount of $120.0 (the “Multi-Draw Term Loan”) with such additional draws dependent on the achievement by the Company of various conditions as outlined in the related agreement. The Company expensed approximately $1.9 of unamortized deferred financing costs related to the retirement of the $20.0 as required by accounting for debt extinguishments in the quarter ended December 31, 2010.

Under the terms of the Bridge Loan agreement, the Company paid interest at an annual rate of 16.5% (5% of which was payable in kind) with a maturity date in March 2013. The Company furnished as collateral substantially all assets of the Company to secure the loan. The Bridge Loan was guaranteed by certain of the Company’s domestic subsidiaries and the guarantors furnished as collateral substantially all of their assets to secure the guarantee obligations. In addition, the Company issued stock warrants to U.S. Healthcare granting them rights to purchase up to 12.6 million shares of the Company’s Class A Common Stock (the “Initial Warrants”). The Initial Warrants have an exercise price of $1.62 per share and are subject to possible standard anti-dilutive adjustment. These Initial Warrants were valued at $24.0 using a Black-Scholes option pricing model utilizing the following assumptions: risk free rate of 1.5%; expected volatility of 99.0%; expected dividend of $0; and expected life of five years.

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

The Company and U.S. Healthcare amended the financing arrangements on January 6, 2011 and again on March 2, 2011. Pursuant to the amendments, the Company and U.S. Healthcare amended the Bridge Loan terms and covenants to reflect the Company’s then current projections and timing of certain anticipated future events, including the planned disposition of certain assets. The amendments extended the $60.0 payment that was due on March 20, 2011 to three payments of $20.0 each with the first payment due (and paid on February 17, 2011) upon closing and funding the private placement of Class A Common Stock, $20.0 due in April 2011 and $20.0 due in August 2011. In addition, all past covenant issues were waived. As a result of the amendments, the Company would not have been required to sell its generics business by March 20, 2011, but would have been required to cause such sale by August 31, 2011. In addition, the applicable premium (a make-whole payment of interest with respect to payments on the loans prior to maturity) was amended to provide that if the Bridge Loan was repaid in full as a result of a refinancing transaction provided other than by U.S. Healthcare, as occurred on March 17, 2011 with the issuance of the 2015 Notes, a premium was paid to U.S. Healthcare equal to $12.5, of which $7.2 was paid in connection with the private placement of Class A Common Stock and the rest was paid on March 17, 2011 and recorded as a loss on extinguishment of debt. In addition, on March 17, 2011, an amount of $7.5 was placed in escrow and will be released to the Company or to U.S. Healthcare on August 31, 2011 or September 30, 2011, as the case may be, depending on the status of the Company’s registration process with the SEC by such dates of the shares underlying the warrants and the Company’s stock price meeting certain specified levels as of the applicable date. The price of the Company’s stock did not exceed the required closing price as required by the Warrants and as a result the $7.5 escrow will be released to U.S. Healthcare.

In connection with the amendments and certain waivers granted by U.S. Healthcare, the Company issued additional warrants to U.S. Healthcare to purchase up to 7.5 million shares of the Company’s Class A Common Stock, at an exercise price of $1.62 per share, and amended and restated the Initial Warrants (We refer to the additional warrants and the Initial Warrants collectively as the “Warrants”). See Note 15 —“Warrant Liability” for more information on the Warrants. The registration statement went effective on July 13, 2011.

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

The 2015 Notes were offered only to accredited investors pursuant to Regulation D under the Securities Act of 1933, as amended. The Company has filed a pre-effective registration statement for an exchange offer to the holders of the 2015 Notes on July 11, 2011.

2. Basis of Presentation

The Company’s consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) (including normal recurring accruals) for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X and, accordingly, do not include all information and footnotes required by U.S. GAAP for complete financial statements. For further information, refer to the notes to consolidated financial statements included in the Annual Report of the Company on Form 10-K for the year ended March 31, 2011. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries and the March 31, 2011 consolidated balance sheet is derived from audited financial statements. All material inter-company accounts and transactions have been eliminated in consolidation. Operating results for the three months ended June 30, 2011 are not necessarily indicative of the results that may be expected for the year ended March 31, 2012.

Reclassification

Certain reclassifications of prior year amounts have been made to conform to the current year presentation.

Discontinued Operations

PDI

During the fourth quarter of the fiscal year 2009, the Board of Directors authorized management to sell PDI. We sold PDI on June 2, 2010. The activity for PDI is segregated and PDI’s operating results are stated separately for all periods presented as discontinued operations and the gain is recorded as a gain on the sale of discontinued operations.

Generics Business

During the fourth quarter of fiscal year 2011, the Company committed to a plan to divest its generics business. In May 2010, we formed a wholly-owned subsidiary, Nesher, to operate as the sales and marketing company for our generic products. In July 2010, our Board of Directors directed management to explore strategic alternatives with respect to Nesher and the assets and operations of our generic products business, which could include a sale of Nesher. We have retained Jefferies & Co., Inc. to advise us with this strategy. In the meantime, we will continue to prepare products for FDA inspection and continue to anticipate the reintroduction of approved products into the market. On June 17, 2011, we entered into an Asset Purchase Agreement with Zydus Pharmaceuticals (USA), Inc. and its subsidiary Zynesher Pharmaceuticals (USA) LLC pursuant to which we agreed to sell substantially all of the assets of Nesher and our generic products business. The transactions contemplated by the Agreement closed on August 8, 2011, subject to customary post-closing conditions.

Refer also to Note 14—“Divestitures” for discussion of recent events and developments related to PDI and our generics business.

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

The assessment of our ability to continue as a going concern was made by management considering, among other factors: (1) our ability to address actions taken by the FDA, CMS and state Medicaid agencies that compromise the orphan drug exclusivity for Makena™; (2) our ability to obtain future revenues from sales of Makena™ sufficient to meet our future needs and expectations; (3) the timing and number of approved products that will be reintroduced to the market and the related costs; (4) the suspension of shipment of all products manufactured by us and the requirements under the consent decree with the FDA; (5) the possibility that we may need to obtain additional capital despite the proceeds from the offering of the 2015 Notes in March 2011 and the equity we were able to issue in February 2011 (see Note 1—“Description of Business—Significant Developments” ); (6) the potential outcome with respect to the governmental inquiries, litigation or other matters described in Note 16—“Commitments and Contingencies”; and (7) our ability to comply with debt covenants. Our assessment was further affected by our fiscal year 2011 net loss of $174.0, our net income for the three months ended June 30, 2011 of $23.5, which includes a noncash gain of $60.9 related to warrants. Excluding the noncash gain, our net loss would have been $37.4 for the three months ended June 30, 2011. Our outstanding balance of cash and cash equivalents was $108.8 as of June 30, 2011. For periods subsequent to June 30, 2011, we expect losses to continue, because we are unable to generate any significant revenues from more of our own manufactured products until we are able to begin selling more of our approved products with FDA’s approval and, with respect to products manufactured for us by third parties, until after we are able to generate significant sales of Makena™ which was approved by the FDA in February 2011. We received notification from the FDA on September 8, 2010 of approval for our discontinued generics operations to ship into the marketplace the first product approved under the consent decree, i.e., the Potassium Chloride Extended Release Capsule. We resumed shipment of extended-release potassium chloride capsule, Micro-K® 10mEq and Micro-K® 8mEq, in September 2010, resumed shipments of the generic version of Potassium Chloride Extended Release Capsule in December 2010 and we began shipping Makena™ in March 2011. We have continued to ship Evamist®, which is manufactured for the Company by a third party, during the period covered by the consent decree. We are continuing to prepare other products for FDA inspection and do not expect to resume shipping other products until prior to the end of calendar year 2011, at the earliest. In addition, we must meet ongoing operating costs as well as costs related to the steps we are currently taking to introduce Makena™, and to prepare for introducing and reintroducing other approved products to the market. If we are not able to obtain the FDA’s clearance to resume manufacturing and distribution of more of our approved products in a timely manner and at a reasonable cost, or if revenues from the sale of approved products introduced or reintroduced into the market place prove to be insufficient, our financial position, results of operations, cash flows and liquidity will continue to be materially adversely affected. These conditions raise substantial doubt about our ability to continue as a going concern.

Based on current financial projections, we believe the continuation of our Company as a going concern is primarily dependent on our ability to address, among other factors: (1) actions taken by the FDA, CMS and state Medicaid agencies that compromise the orphan drug exclusivity for Makena™; (2) sales of Makena™, which was approved by the FDA in February 2011, (3) the timing, number and revenue generation of approved products that will be introduced or reintroduced to the market and the related costs; (4) the suspension of shipment of all products manufactured by us and the requirements under the consent decree with the FDA (other than the Potassium Chloride Extended Release Capsule, including Micro-K® 10mEq and Micro-K® 8mEq, products that are the subject of the FDA notification letter discussed above); (5) the possibility that we will need to obtain additional capital; (6) the potential outcome with respect to the governmental inquiries, litigation or other matters described in Note 16—“Commitments and Contingencies;” and (7) compliance with our debt covenants. While we address these matters, we must continue to meet expected near-term obligations, including normal course operating cash requirements and costs associated with introducing or reintroducing approved products to the market (such as costs related to our employees, facilities and FDA compliance), remaining payments associated with the acquisition and retention of the rights to

Makena™ (see Note 5—“Acquisition” ), the financial obligations pursuant to the plea agreement, costs associated with our legal counsel and consultant fees, as well as the significant costs associated with the steps taken by us in connection with the consent decree and the litigation and governmental inquiries. If we are not able to obtain the FDA’s clearance to resume manufacturing and distribution of certain or many of our approved products in a timely manner and at a reasonable cost and/or if we are unable to successfully commercialize Makena™, and/or if we experience adverse outcomes with respect to any of the governmental inquiries or litigation described in Note 16—”Commitments and Contingencies”, our financial position, results of operations, cash flows and liquidity will continue to be materially adversely affected.

In the near term, we are focused on performing the following: (1) addressing actions taken by the FDA, CMS and state Medicaid agencies that compromise the orphan drug exclusivity for MakenaTM; (2) the continued commercial launch of Makena™; (3) meeting the requirements of the consent decree, which will allow our approved products to be reintroduced to the market (other than the Potassium Chloride Extended Release Capsule products, including Micro-K® 10mEq and Micro-K® 8mEq, that are the subject of the FDA notification letter previously discussed); (4) the divestiture of Nesher and the Company’s generics business; and (5) pursuing various means to minimize operating costs and increase cash. Since December 31, 2010, the Company has generated non-recurring cash proceeds to support its on-going operating and compliance requirements from a $32.3 million private placement of Class A Common Stock in February 2011 and $225 from the 2015 Notes in March 2011 (which were used, in part, to repay all existing obligations under the agreement with U.S. Healthcare) (see Note 12—“Long-Term Debt” for a description of the 2015 Notes). While the cash proceeds received to date were sufficient to meet near-term cash requirements, we are pursuing ongoing efforts to increase cash, including, the continued implementation of cost savings, the divestiture of Nesher and the Company’s generics business and other non-core assets and the return of certain additional approved products to market in a timely manner. We cannot provide assurance that we will be able to realize additional cost reductions from reducing our operations, that some or many of our approved products can be returned to the market in a timely manner (other than the Potassium Chloride Extended Release Capsule, including Micro-K® 10mEq and Micro-K® 8mEq products that are the subject of the FDA notification letter previously discussed above), that our higher profit approved products will return to the market in the near term or at all or that we can obtain additional cash through asset sales or the sale of equity or the successful commercial launch of Makena™. If we are unsuccessful in our efforts to address the actions taken by the FDA, CMS and state Medicaid agencies that compromise the orphan drug exclusivity for MakenaTM, increase sales of MakenaTM, introduce or return our products to market at adequate levels, or to sell assets or raise additional equity, we may be required to further reduce our operations, including further reductions of our employee base, or we may be required to cease certain or all of our operations in order to offset the lack of available funding.

In June 2011, we entered into an agreement to sell the generics business and on August 8, 2011 we completed the sale. The sale of a business involves a number of risks, including the diversion of management and employee attention, significant costs and expenses, the loss of customer relationships, a decrease in revenues and earnings associated with the divested business, and the disruption of operations in the affected business. In addition, divestitures potentially involve significant post-closing separation activities, which could involve the expenditure of significant financial and employee resources. Inability to manage the post-separation transition arrangements could adversely affect our business, financial condition, results of operations and cash flows.

4. Recently Issued Accounting Standards

There have been no new recent accounting pronouncements or changes in accounting pronouncements for the three months ended June 30, 2011 as compared to the recent accounting pronouncements described in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2011. The Company has adopted or will adopt, as applicable, accounting pronouncements that are effective for fiscal year 2012.

5. Acquisitions

On January 16, 2008, the Company entered into the Original Makena™ Agreement with Cytyc Prenatal Products Corp. and Hologic, Inc. (Cytyc Prenatal Products Corp. and Hologic, Inc. are referred to collectively as “Hologic”) to acquire the U.S. and worldwide royalty free, exclusive rights to Makena™ (hydroxyprogesterone caproate) and certain related assets upon approval of the pending New Drug Application for Makena™. On January 8, 2010, the Company and Hologic entered into Amendment No. 1 to the Original Makena™ Agreement, which, among other things, included a $70.0 cash payment for the exclusive rights to Makena™, which was recorded as purchased in-process research and development expense on the statement of operations for the fiscal year ended March 31, 2010. On February 4, 2011, the Company entered into Amendment No. 2 to the Original Makena™ Agreement. The amendments set forth in Amendment No. 2 reduced the payment to be made on the fifth business day following the day on which Hologic gave the Company notice that the FDA has approved Makena™ (the “Transfer Date”) to $12.5 and revised the schedule for making the remaining payments of $107.5. Under these revised payment provisions, after the $12.5 payment on the Transfer Date and a subsequent $12.5 payment 12 months after the date the FDA approved Makena™ (the “Approval Date”), the Company has the right to elect between the two alternate payment schedules, as described below, for the remaining payments, with royalties of 5% of the net sales of Makena™ payable for certain periods and under different circumstances, depending on when the Company elects to make the remaining payments. The Company may make any of the payments on or before their due dates, and the date on which the Company makes the final payment contemplated by the selected payment schedule will be the final payment date, after which royalties, if any, will cease to accrue.

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

Under the Indenture governing the $225.0 aggregate principal amount of 12% Senior Secured Notes due 2015, described further below, the Company shall make a $45.0 payment on or prior to the first anniversary of the MakenaTM NDA Approval Date; provided that notwithstanding the foregoing, the Company shall have the ability to modify the amount or timing of such payment so long as the revised payment schedule (i) is not materially less favorable to security holders of the 2015 Notes than the royalty schedule under the MakenaTM agreement as in effect on the issue date of the 2015 Notes and (ii) does not increase the total payments to Hologic during the term of the 2015 Notes. The Company has made all its required payments as of June 30, 2011.

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

The following tables set forth the computation of basic and diluted income (loss) per share for the three months ended June 30, 2011 and 2010 (shares in millions):

	Three Months Ended June 30, 2011		Three Months Ended June 30, 2010
	Class A	Class B	Class A	Class B
Basic income (loss) per share:
Numerator:
Allocation of undistributed income (loss) from continuing operations	$17.9	$4.2	$(29.0)	$(9.4)
Allocation of undistributed income (loss) from discontinued operations	1.2	0.2	(6.8)	(2.2)
Allocation of undistributed gain from sale of discontinued operations	0	0	9.6	3.2

Allocation of undistributed income (loss)	$19.1	$4.4	$(26.2)	$(8.4)

Denominator:
Weighted average shares outstanding	48.7	11.3	37.8	12.2

Basic income (loss) per share from continuing operations	$0.37	$0.37	$(0.77)	$(0.77)
Basic income (loss) per share from discontinued operations	0.02	0.02	(0.18)	(0.18)
Basic income per share from gain on sale of discontinued operations	0	0	0.26	0.26

Basic income (loss) per share	$0.39	$0.39	$(0.69)	$(0.69)

	Three Months Ended June 30, 2011		Three Months Ended June 30, 2010
	Class A	Class B	Class A	Class B
Diluted income (loss) per share:
Numerator:
Allocation of undistributed income (loss) from continuing operations	$17.9	$4.2	$(29.0)	$(9.4)
Reallocation of undistributed income (loss) from continuing operations as a result of conversion of Class B to Class A shares	4.2	0	(9.4)	0
Reallocation of undistributed loss from continuing operations to Class B shares	0	(1.4)	0	0

Allocation of undistributed income (loss) from continuing operations for diluted computation	22.1	2.8	(38.4)	(9.4)

Allocation of undistributed income (loss) from discontinued operations	1.2	0.2	(6.8)	(2.2)
Reallocation of undistributed income (loss) from discontinued operations as a result of conversion of Class B to Class A shares	0.2	0	(2.2)	0

Allocation of undistributed income (loss) from discontinued operations for diluted computation	1.4	0.2	(9.0)	(2.2)

Allocation of undistributed gain from sale of discontinued operations	0	0	9.6	3.2
Reallocation of undistributed gain from sale of discontinued operations as a result of conversion of Class B to Class A shares	0	0	3.2	0

Allocation of undistributed gain from sale of discontinued operations for diluted computation	0	0	12.8	3.2

Allocation of undistributed income (loss)	$23.5	$3.0	$(34.6)	$(8.4)

Denominator:
Number of shares used in basic computation	48.7	11.3	37.8	12.2
Weighted average effect of dilutive securities:
Conversion of Class B to Class A shares	11.3	0	12.2	0
Employee stock options	2.0
Convertible preferred stock	0.3
Convertible notes	8.7
Warrants	19.1	0	0	0

Number of shares used in per share computations	90.1	11.3	50.0	12.2

Diluted income (loss) per share from continuing operations	$0.25	$0.25	$(0.77)	$(0.77)
Diluted income (loss) per share from discontinued operations	0.01	0.01	(0.18)	(0.18)
Diluted income per share from gain on sale of discontinued operations	0	0	0.26	0.26

Diluted income (loss) per share (1) (2)	$0.26	$0.26	$(0.69)	$(0.69)

(1)	As of June 30, 2011, there were stock options to purchase 0.9 out of the money shares of Class A Common Stock, and less than 0.1 out of the money stock options of Class B Common Stock, that were excluded from the computation of diluted income per share because their effect would have been anti-dilutive.
(2)	As of June 30, 2010, there were stock options to purchase less than 0.1 shares (excluding 3.8 out of the money stock options) of Class A Common Stock, stock options to purchase 0.1 out of the money shares of Class B Common Stock, preferred shares convertible into 0.3 shares of Class A Common Stock, and $200 principal amount of convertible notes convertible into 8.7 shares of Class A Common Stock, that were excluded from the computation of diluted loss per share because their effect would have been anti-dilutive.

7. Investment Securities

The carrying amount of available-for-sale securities and their approximate fair values at June 30, 2011 and March 31, 2011 were as follows:

	June 30, 2011
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Current auction rate securities	$22.8	$1.1	$0	$23.9

	March 31, 2011
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Current auction rate securities	$54.3	$2.9	$0	$57.2

At June 30, 2011 and March 31, 2011, the Company had $25.8 and $61.5, respectively, of principal invested in auction rate securities (“ARS”). These securities all have a maturity in excess of 10 years. The Company’s investments in ARS primarily represent interests in collateralized debt obligations supported by pools of student loans, the principal of which is guaranteed by the U.S. Government. ARS backed by student loans are viewed as having low default risk and therefore very low risk of credit downgrade. The ARS held by the Company are AAA-rated securities with long-term nominal maturities for which the interest rates are reset through a Dutch auction process that occurs at pre-determined intervals of up to 35 days. Prior to 2008, the auctions provided a liquid market for these securities.

On February 25, 2009, the Company initiated legal action against Citigroup Global Markets Inc. (“CGMI”), through which it acquired the ARS the Company held at that time, in the District Court for the Eastern District of Missouri. On January 21, 2010, the Company and CGMI entered into a Purchase and Release Agreement pursuant to which CGMI agreed to purchase the Company’s remaining ARS for an aggregate purchase price of approximately $61.7. The Company also received a two-year option (which expires on January 21, 2012) to reacquire the ARS (in whole or on a class-by-class basis) for the prices at which they were sold, as well as the right to receive further payments in the event any ARS are redeemed prior to the expiration of the option. As a result of the agreement with CGMI expiring within one year of the balance sheet date at June 30, 2011, the Company classified $23.9 as a current asset and are included in the line item “Investment securities” in the accompanying Consolidated Balance Sheets at June 30, 2011.

In accordance with authoritative guidance ASC 860, Transfers and Servicing, the Company accounted for the ARS transfer to CGMI, including the two-year option to reacquire the ARS, as a secured borrowing with pledge of collateral. The transfer of the ARS to CGMI does not meet all of the conditions set forth in ASC 860 in order to be accounted for as a sale. As a secured borrowing with pledge of collateral, the Company was required to record a short-term liability (“collateralized borrowing”) as of June 30, 2011 for the ARS sale proceeds, representing a borrowing of cash from CGMI (see Note 12—“Long-Term Debt”). The ARS have been transferred to CGMI and serve as a pledge of collateral under this borrowing. The Company shall continue to carry the ARS as an asset in the accompanying Consolidated Balance Sheets, and it will continue to adjust to the ARS’ fair value on a quarterly basis (see Note 8—“Fair Value Measures”). In the event any ARS are redeemed prior to the expiration of the option, the Company will account for the redemptions as a sale pursuant to ASC 860.

The Company faces significant liquidity concerns as discussed in Note 3—“Going Concern and Liquidity Considerations.” As a result, the Company determined that it could no longer support its previous assertion that it had the ability to hold impaired securities until their forecasted recovery. Accordingly, the Company concluded that the ARS became other-than-temporarily impaired. The estimated fair value of the Company’s ARS holdings at March 31, 2010 was $65.9. The Company recorded discount accretion of $0.2 on the carrying value of ARS and recorded the $2.9 difference between the fair value and carrying value of the ARS at March 31, 2011 in accumulated other comprehensive income as an unrealized gain of $1.7, net of tax. The estimated fair value of the Company’s ARS holdings at June 30, 2011 was $23.9. The Company recorded discount accretion of $0 on the carrying value of ARS and recorded the $1.1 difference between the fair value of the Company’s ARS at June 30, 2011 in accumulated other comprehensive income as an unrealized gain of $0.6, net of tax.

Since the transfer of the ARS to CGMI on January 21, 2010, ARS in the amount of $35.7 were redeemed in the quarter ended June 30, 2011. The Company will receive from CGMI cash proceeds in the amount of $2.5, representing the difference between the principal amount of securities redeemed and the price in which they were previously sold to CGMI. The Company also recorded a loss in the Consolidated Statement of Operations for the quarter ended June 30, 2011 in the amount of $1.8, representing the difference between the principal amount of the securities redeemed and their carrying value prior to redemption.

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

8. Fair Value Measures

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. In order to increase consistency and comparability in fair value measurements, the authoritative guidance established a fair value hierarchy that ranks the quality and reliability of the information used to measure fair value. Financial assets and liabilities carried at fair value are classified and disclosed in one of the following three categories:

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

The following tables present the Company’s fair value hierarchy as of June 30, 2011 for those financial assets measured at fair value on a recurring basis:

	Fair Value Measurements at June 30, 2011
	Total	Level 1	Level 2	Level 3
Current ARS	$23.9	$0	$0	$23.9
Warrant Liability	43.9	0	0	43.9

The following tables present the Company’s fair value hierarchy as of March 31, 2011 for those financial assets measured at fair value on a recurring basis:

	Fair Value Measurements at March 31, 2011
	Total	Level 1	Level 2	Level 3
Current ARS	$57.2	$0	$0	$57.2
Warrant Liability	104.8	0	0	104.8

The Company’s investments in ARS primarily represent interests in collateralized debt obligations supported by pools of student loans, the principal of which is guaranteed by the U.S. Government. The ARS held by the Company are AAA-rated securities with long-term nominal maturities for which the interest rates are reset through a Dutch auction process that occurs at pre-determined intervals of up to 35 days. Due to the lack of observable market quotes and an illiquid market for the Company’s ARS portfolio that existed as of June 30, 2011 and March 31, 2011, the Company utilized a valuation model that relied exclusively on Level 3 inputs, including those that are based on expected cash flow streams and collateral values (see Note 7—“Investment Securities”).

The Company’s warrant liability represents warrants issued to U.S. Healthcare to purchase an aggregate of up to 20.0 million shares of Class A Common Stock at an exercise price of $1.62 per share. Certain March 17, 2011 amendments to the arrangement with U.S. Healthcare resulted in the warrants no longer qualifying as equity instruments (See Note 15—“Warrant Liability”).

The contingent interest feature of the $200.0 principal amount of Contingent Convertible Subordinated Notes (see Note 12—“Long-Term Debt”) meets the criteria of and qualifies as an embedded derivative. Although this feature represents an embedded derivative financial instrument, based on its de minimis value at the time of issuance and at June 30, 2011, no value has been assigned to this embedded derivative.

The following tables present the changes in fair value for financial assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

ARS (Level 3)

Current Auction Rate Securities (Level 3)
Balance at April 1, 2011	$57.2
Unrealized loss included in other comprehensive loss	(1.8)
Redemptions	(31.5)

Balance at June 30, 2011	$23.9

Warrant Liability (Level 3)

Warrants (Level 3)
Balance at April 1, 2011	$104.8
Unrealized gain included in other income	60.9

Balance at June 30, 2011	$43.9

9. Inventories

Inventories, net of reserves, consisted of:

	2011
	June 30,	March 31,
Raw materials	$0	$0
Finished goods	0.9	1.0

Total inventories	$0.9	$1.0

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

10. Intangible Assets

Intangible assets consisted of:

	2011
	June 30,			March 31,
	Gross Carrying Amount (a)	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount (a)	Accumulated Amortization	Net Carrying Amount
Product rights acquired:
Makena™	$119.6	$(7.1)	$112.5	$119.6	$(2.8)	$116.8
Evamist™	21.2	(9.3)	11.9	21.2	(9.0)	12.2
Trademarks acquired:
Evamist™	5.1	(2.6)	2.5	5.1	(2.5)	2.6
License agreements:
Evamist™	35.6	(16.9)	18.7	35.6	(16.5)	19.1
Covenants not to compete:
Evamist™	0.6	(0.6)	0	0.6	(0.6)	0
Trademarks and patents	2.1	(2.1)	0	2.1	(2.1)	0
Other	0.4	(0.2)	0.2	0.4	(0.2)	0.2

Total intangible assets	$184.6	$(38.8)	$145.8	$184.6	$(33.7)	$150.9

(a)	Gross Carrying Amount is shown net of impairment charges.

As of June 30, 2011, the Company’s product rights acquired, trademark rights acquired, license agreements, covenants not to compete, trademarks and patents, and other intangible assets have original weighted average useful lives of approximately 8 years, 15 years, 15 years, 9 years, 13 years, and 5 years, respectively. Amortization of intangible assets was $5.1 and $0.8 for the three months ended June 30, 2011 and June 30, 2010, respectively.

Management assesses the carrying value of intangible assets for impairment on a quarterly basis if any events have occurred which indicate the possibility of impairment. During the assessment as of June 30, 2011, management did not identify any events that were indicative of impairment. However, any significant changes in actual future results from the assessment used to perform the quarterly evaluation, such as lower sales, increases in production costs, technological changes or decisions not to produce or sell products, could result in impairment at a future date (see Note 2—“Basis of Presentation”).

Assuming no other additions, disposals or adjustments are made to the carrying values and/or useful lives of the intangible assets, annual amortization expense on product rights, trademarks acquired and other intangible assets is estimated to be approximately $20.4 in each of the five succeeding fiscal years.

The $119.6 Makena™ product rights represents the $12.5 payment made on the Transfer Date plus the present value of the remaining payments due to Hologic as described in Note 5—“Acquisition” and is being amortized over its estimated patent protected life of seven years. As there are no performance conditions related to the remaining installment payments, the Company recorded the remaining obligations as of June 30, 2011 in current liabilities ($77.4) and non-current liabilities ($29.9) based upon their expected due dates.

11. Accrued Severance

Accrued severance consists primarily of severance benefits owed to employees whose employment was terminated in connection with the ongoing realignment of the Company’s cost structure. No severance expense was recorded in the quarter ended June 30, 2011. The activity in accrued severance for the three months ended June 30, 2011 and twelve months ended March 31, 2011 are summarized as follows:

	2011
	June 30,	March 31,
Balance at beginning of period	$0.6	$2.5
Provision for severance benefits(a)	0	1.8
Amounts charged to accrual	(0.4)	(3.7)

Balance at end of period	$0.2	$0.6

(a)	Includes amounts that were not classified as restructuring charges.

12. Long-Term Debt

Long-term debt consisted of:

	2011
	June 30,	March 31,
Convertible notes	$200.0	$200.0
Senior notes (less unamortized discount of $6.3 and $6.7, respectively )	218.7	218.3
Building mortgages	32.5	33.0
Collateralized borrowing	21.0	52.4

	472.2	503.7
Less current portion	(23.5)	(85.4)

	$448.7	$418.3

Convertible notes

In May 2003, the Company issued $200.0 principal amount of 2.5% Contingent Convertible Subordinated Notes (the “Notes”) that are convertible, under certain circumstances, into shares of Class A Common Stock at an initial conversion price of $23.01 per share. The Notes, which mature on May 16, 2033, bear interest that is payable on May 16 and November 16 of each year at a rate of 2.50% per annum. The Company also is obligated to pay contingent interest at a rate equal to 0.5% per annum during any six-month period from May 16 to November 15 and from November 16 to May 15, with the initial six-month period commencing May 16, 2006, if the average trading price of the Notes per $1.0 principal amount for the five trading day period ending on the third trading day immediately preceding the first day of the applicable six-month period equals $1.2 or more. In November 2007, the average trading price of the Notes reached the threshold for the five-day trading period that resulted in the payment of contingent interest and for the period from November 16, 2007 to May 15, 2008 the Notes paid interest at a rate of 3.00% per annum. In May 2008, the average trading price of the Notes fell below the contingent interest threshold for the five-day trading period and beginning May 16, 2008 the Notes began to pay interest at a rate of 2.50% per annum, which is the current rate as of June 30, 2011.

The Company may redeem some or all of the Notes at any time, at a redemption price, payable in cash, of 100% of the principal amount of the Notes, plus accrued and unpaid interest, including contingent interest, if any. Holders may require the Company to repurchase all or a portion of their Notes on May 16, 2013, 2018, 2023 and 2028 or upon a change in control, as defined in the indenture governing the Notes, at a purchase price, payable in cash, of 100% of the principal amount of the Notes, plus accrued and unpaid interest, including contingent interest, if any. Since the next occasion holders may require the Company to repurchase all or a portion of their Notes is May 16, 2013, the Notes were classified as a long-term liability as of June 30, 2011 and March 31, 2011. The Notes are subordinate to all of the Company’s existing and future senior obligations.

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

The 2015 Notes bear interest at an annual rate of 12% per year, payable semiannually in arrears on March 15 and September 15 of each year, commencing September 15, 2011. Due to the timing of filing a registration statement for an exchange offer to holders of 2015 Notes, the interest rate was 12.25% per annum during the period from July 1, 2011 to July 11, 2011. The 2015 Notes will mature March 15, 2015. At any time prior to March 15, 2013, the Company may redeem up to 35% of the aggregate principal amount of the 2015 Notes at a redemption price of 112% of the principal amount of the 2015 Notes, plus accrued and unpaid interest to the redemption date, with the net cash proceeds of one or more equity offerings. At any time prior to March 15, 2013, the Company may redeem all or part of the 2015 Notes at a redemption price equal to (1) the sum of the present value, discounted to the redemption date, of (i) a cash payment to be made on March 15, 2013 of 109% of the principal amount of the 2015 Notes, and (ii) each interest payment that is scheduled to be made on or after the redemption date and on or before March 15, 2013, plus (2) accrued and unpaid interest to the redemption date. At any time after March 15, 2013 and before March 15, 2014, the Company may redeem all or any portion of the 2015 Notes at a redemption price of 109% of the principal amount of the 2015 Notes, plus accrued and unpaid interest to the redemption date. At any time after March 15, 2014, the Company may redeem all or any portion of the 2015 Notes at a redemption price of 100% of the principal amount of the 2015 Notes, plus accrued and unpaid interest to the redemption date. The 2015 Notes are secured by certain assets of the Company and certain assets of its subsidiaries.

After an original issue discount of 3%, the Company received proceeds of $218.3 which were used to fund a first year interest reserve totaling $27.0, repay all existing obligations to U.S. Healthcare totaling approximately $61.1 and pay fees and expenses associated with the Notes Offering of $9.7. In connection with these payments, the Company also terminated all future loan commitments with U.S. Healthcare. The remaining proceeds, totaling approximately $120.0 will be used for general corporate purposes, including the launch of Makena™.

The 2015 Notes were offered only to accredited investors pursuant to Regulation D under the Securities Act of 1933, as amended. The Company has filed a pre-effective registration statement for an exchange offer to holders of the 2015 Notes on July 11, 2011.

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

•	Waiver, until March 31, 2012, of the requirement that we maintain a net worth, as calculated in accordance with the terms of the Loan Documents, of at least $250.0 on a consolidated basis.

With respect to the waiver of the requirement to deliver Form 10-Ks and Form 10-Qs, we agreed to bring our SEC filings current effective with the submission of our Form 10-Q for the quarter ended December 31, 2010, which the Company did on March 31, 2011 and our Form 10-K for the fiscal year ended March 31, 2011, which the Company did on June 13, 2011. This waiver applied to our then existing late filings at the time the Waiver Letter was received.

In addition to the waivers, our subsidiaries ETHEX and PDI were removed as guarantors under the Loan Documents and Nesher Pharmaceuticals Inc. was added as a new guarantor under the Loan Documents. However, based on current financial projections, the Company does not anticipate meeting the March 31, 2012 minimum net worth requirement. Accordingly, the mortgage was classified as a current liability as of March 31, 2011. In August 2011, the Company agreed with the lender to extend the minimum net worth requirement until March 31, 2015 and accordingly the mortgage was classified as long-term, as appropriate, at June 30, 2011.

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

In accordance with authoritative guidance ASC 860, Transfers and Servicing, the Company accounted for the ARS transfer to CGMI, including the two-year option to reacquire the ARS, as a secured borrowing with pledge of collateral. The transfer of the ARS to CGMI does not meet all of the conditions set forth in ASC 860 in order to be accounted for as a sale. As a secured borrowing with pledge of collateral, the Company was required to record a short-term liability (“collateralized borrowing”) as of March 31, 2011 and 2010 for the ARS sale proceeds, representing a borrowing of cash from CGMI. The ARS have been transferred to CGMI and serve as a pledge of collateral under this borrowing. The Company shall continue to carry the ARS as an asset in the accompanying Consolidated Balance Sheets, and it will continue to adjust to the ARS’ fair value on a quarterly basis (see Note 8—“Fair Value Measures”). In the event any ARS are redeemed prior to the expiration of the option, the Company will account for the redemptions as a sale pursuant to ASC 860. During the three months ended June 30, 2011, $35.7 par value of ARS ($31.3 at CGMI purchase cost) were redeemed.

13. Comprehensive income (loss)

Comprehensive income (loss) includes all changes in equity during a period except those that resulted from investments by or distributions to the Company’s shareholders. Other comprehensive income (loss) refers to revenues, expenses, gains and losses that, under U.S. GAAP, are included in comprehensive income (loss), but excluded from net income (loss) as these amounts are recorded directly as an adjustment to shareholders’ deficit. For the Company, comprehensive income (loss) is comprised of net income (loss), the net changes in unrealized gains and losses on available for sale marketable securities, net of applicable income taxes, and changes in the cumulative foreign currency translation adjustment. Total comprehensive income (loss) was $22.1 and $(35.1) for the three months ended June 30, 2011 and 2010, respectively.

14. Divestitures

Sale of Sucralfate ANDA

On May 7, 2010, the Company received $11.0 in cash proceeds, and a right to receive an additional payment of $2.0 based on the occurrence of certain events, from the sale of certain intellectual property and other assets related to the Company’s ANDA, submitted with the FDA for the approval to engage in the commercial manufacture and sale of 1gm/10mL sucralfate suspension. All prior activities related to the intellectual property were expensed as incurred and the Company has no future involvement with the product resulting in a recognized gain equal to the cash proceeds received which is included in discontinued operations of the generics business. The $2.0 will be recorded as a gain when, and if, the events stipulated in the agreement occur and payment is earned.

Sale of PDI

In March 2009, because of liquidity concerns and the Company’s expected near-term cash requirements, the Company’s Board approved management’s recommendation to market PDI for sale. PDI, formerly a wholly-owned subsidiary of the Company, developed and marketed specialty value-added raw materials, including drugs, directly compressible and micro encapsulated products, and other products used in the pharmaceutical industry and other markets. As a result of the decision to sell PDI, the Company identified the assets and liabilities at PDI as held for sale at March 31, 2010. The activity of PDI is recorded in discontinued operations for all periods presented.

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

The above-described earn-out payments are fully subordinated to outstanding indebtedness of the Purchaser pursuant to certain subordination arrangements entered into on the Closing Date by the Company. The Purchaser has not met the threshold of the First Earn-Out.

In connection with the sale of the Divested PDI Assets, the Company and the Purchaser also entered into a transition services agreement on the Closing Date, pursuant to which the Company agreed to provide certain transition assistance to the Purchaser for up to a one-year period.

The Company recorded a gain on sale of $5.9, net of tax, in connection with the PDI transaction in the quarter ended June 30, 2010 and a deferred gain of $2.0 related to the amounts held in escrow. Any awards that remain in escrow in December 2011 will be paid to the Company and will be recognized as a gain.

The table below reflects the operating results of PDI during the period April 1, 2010 to June 2, 2010.

Three Months Ended June 30, 2010
Net revenues	$2.7
Cost of sales	2.5

Gross profit	0.2

Three Months Ended June 30, 2010
Operating expenses:
Research and development	0
Selling and administrative	0.2

Total operating expenses	0.2

Operating income	0
Income tax	0

Net income	0

Gain on sale of assets
(net taxes of $3.4)	$5.9

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

Sale of Generics Business

On June 17, 2011, the Company entered into an Asset Purchase Agreement pursuant to which the Company, Nesher and DrugTech agreed to sell substantially all of the assets of Nesher and the Company’s generic products business (the “Divested Assets”) to the Buyer.

The Divested Assets, as more fully described in the Agreement, consist of: (i) all rights, title and interest in and to the Company’s Micro-K® 8 mEq and 10 mEq products and the Company’s generic products, including the Company’s Potassium Chloride ER Capsule products; (ii) the New Drug Applications and Abbreviated New Drug Applications related to the products; (iii) certain real property and real property leases associated with Nesher and the Company’s generics products business; (iv) manufacturing and other equipment associated with Nesher and the Company’s generics products business; (v) contracts, marketing materials and books and records associated with Nesher and the Company’s generics products business; (vi) the raw materials, work-in-process and finished products inventories associated with Nesher and the Company’s generics product business as of the closing of the transaction; (vii) the Company’s accounts receivable and prepaid expenses associated with Nesher and the Company’s generics products business; and (viii) certain intellectual property associated with Nesher and the Company’s generics products business, including the trade name “Nesher.”

In consideration for the Divested Assets, the Buyer agreed to pay $60.0 cash, subject to possible adjustment based upon the operating working capital of the business at the closing date, and agreed to assume certain liabilities of the Company’s generics business. At the closing of the transaction, the Buyer will deposit $7.5 of the purchase price in an escrow arrangement for post-closing indemnification purposes.

The table below reflects the operating results of our generics business for the three months ended June 30, 2011 and 2010, respectively, and Net assets held for sale at June 30, 2011 and March 31, 2011.

	Three Months Ended June 30,
	2011	2010
Net revenues	$7.8	$(0.7)
Cost of sales	6.0	9.3

Gross profit	1.8	(10.0)

Operating expenses:
Selling and administrative	0.4	4.2
Restructuring and impairment charges	0	0

	2011	2010
Total operating expenses	0.4	4.2

Operating income	1.4	(14.2)
Income tax	0	(5.2)

Net income (loss)	$1.4	$(9.0)

Gain on sale of assets (net taxes of $- and $4.0)	$0	$6.9

	June 30, 2011	March 31, 2011
Receivables, net	$7.4	$2.9
Inventories, net	8.7	6.1

Total current assets held for sale	16.1	9.0
Property and equipment, less accumulated depreciation	29.7	30.2
Intangible assets, net	14.4	14.4
Other assets	0	0

Total assets held for sale	$60.2	$53.6

Accounts payable and accrued liabilities	2.8	2.5

Total liabilities associated with assets held for sale	$2.8	$2.5

15. Warrant Liability

As described in Note 1—“Description of Business,” the Company issued Warrants to U.S. Healthcare to purchase an aggregate of up to 20.0 million shares of Class A Common Stock at an exercise price of $1.62 per share and expiring in November 2015. While the recorded value of these aggregate Warrants of $81.6 was originally reflected as equity upon issuance, certain March 17, 2011 amendments to the arrangements with U.S. Healthcare resulted in the Warrants no longer qualifying as equity instruments. The primary provision that created this result was the depositing of $7.5 by the Company into an escrow account that would be released to the Company or to U.S. Healthcare depending on the timing of the registration and the stock price of the shares underlying the Warrants. With this contingent feature, all of the Warrants are required under ASC Topic 815 to be accounted for as liabilities until such contingency is settled. Accordingly, the Company reclassified the March 17, 2011 fair value of the Warrants from equity to liabilities and, as required by relevant accounting rules, re-valued the Warrants as of March 31, 2011. The $60.9 decrease in the value of the Warrants for the three months ended June 30, 2011 is reflected as a change in warrant liabilities in our consolidated statement of operations which resulted primarily from a decline in the Company’s stock price.

In regards to the contingent release of our escrow account to U.S. Healthcare, the Company determined that the fair value of that contingency, based on our assessed probability of meeting the requirements to have that escrow released back to us and the timing of any potential release to U.S. Healthcare was $7.5. This amount was established as a liability as of March 17, 2011 and is included with the fair value of the Warrants as the contingency is now a component of the Warrants. Because the original value of all of the Warrants have been expensed by March 31, 2011 (some immediately upon issuance and some as amortized debt discount or write off of unamortized discount upon the early retirement of the related U.S. Healthcare loans, all as described in Note 1), the Company also immediately expensed the fair value of this new contingent feature associated with those Warrants.

The following table includes the significant assumptions used in the Black-Scholes option pricing model to value the Warrants, all of which remain outstanding as of March 31, 2011 and June 30, 2011, at the indicated dates:

	November 2010 Issuance	March 2011 Issuance	March 17, 2011 Reclassification	March 31, 2011 Revaluation	June 30, 2011 Revaluation
Number of Warrants	12,587,511	7,450,899	20,038,410	20,038,410	20,038,410
Aggregate fair value(a)	$24.0	$62.2	$175.5	$104.8	$43.9
Risk free discount rate	1.50%	1.82%	1.82%	2.15%	1.54%
Volatility rate	99.00%	99.00%	99.00%	99.00%	106.00%
Dividend rate	0.00%	0.00%	0.00%	0.00%	0.00%
Contractual life (years)	5.0	4.9	4.7	4.6	4.4

(a)	Prior to the value of the contingency feature described above.

The Warrants expire November 17, 2015, but may be extended by up to two additional years if the holders become subject to certain percentage ownership limitations that prevent their exercise in full at the time of their stated expiration. The Company may require that the holders exercise the Warrants before their expiration if the average of the closing prices of the Class A Common Stock for at least 30 consecutive trading days exceeds $15.00, the closing prices of the Class A Common Stock have exceeded $15.00 for 10 consecutive trading days, the shares issuable upon exercise may be resold under an effective registration statement or the resale is exempt from registration and the shares are listed on the NYSE or the National Association of Securities Dealers Automated Quotation System. The Warrants also contain certain anti-dilution provisions included at the request of U. S. Healthcare, pursuant to which the number of shares subject to the Warrants may be increased and the exercise price may be decreased. These anti-dilution provisions are triggered upon certain sales of securities by the Company and certain other events. The Warrants do not contain any preemptive rights. The Warrants also contain certain restrictions on the ability to exercise the Warrants in the event that such exercise would result in the holder of the Warrants owning greater than 4.99% of the shares of the Company’s outstanding Class A Common Stock after giving effect to the exercise. The Warrants are exercisable solely on a cashless exercise basis under which in lieu of paying the exercise price in cash, the holders will be deemed to have surrendered a number of shares of Class A Common Stock with market value equal to the exercise price and will be entitled to receive a net amount of shares of Class A Common Stock after reduction for the shares deemed surrendered. In connection with the issuance of the Warrants, the Company agreed to register up to 20.0 million shares of our Class A Common Stock issuable upon the exercise of the Warrants. The Company’s registration of the resale of the shares issuable upon exercise of the Warrants because effective on July 13, 2011. The price of the Company’s stock did not exceed the required closing price as required by the Warrants and as a result the $7.5 escrow will be released to U.S. Healthcare.

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

On December 5, 2008, the Board terminated the employment agreement of Marc S. Hermelin, the Chief Executive Officer of the Company at that time, “for cause” (as that term is defined in such employment agreement). Additionally, the Board removed Mr. M. Hermelin as Chairman of the Board and as the Chief Executive Officer, effective December 5, 2008. In accordance with the termination provisions of his employment agreement, the Company determined that Mr. M. Hermelin would not be entitled to any severance benefits. In addition, as a result of Mr. M. Hermelin’s termination “for cause,” the Company determined it was no longer obligated for the retirement benefits specified in the employment agreement. However, Mr. M. Hermelin informed the Company that he believed he effectively retired from his employment with the Company prior to the termination of his employment agreement on December 5, 2008 by the Board. If it is determined that Mr. M. Hermelin did effectively retire prior to December 5, 2008, the actuarially determined present value (as calculated in December 2008) of the retirement benefits due to him would total $36.9. On November 10, 2010, Mr. M. Hermelin voluntarily resigned as a member of the Board. On March 22, 2011, Mr. M. Hermelin made a demand on the Company for indemnification with respect to his payment of $1.9 imposed by the United States District Court as a fine and forfeiture of pecuniary gain as part of the sentence resulting from his guilty plea entered by the Court on March 10, 2011. Mr. M. Hermelin pled guilty to two federal misdemeanor counts as a responsible corporate officer of the Company at the time when a misbranding of two morphine sulfate tablets occurred which contained more of the active ingredient than stated on the label. In addition, the Company has advanced, under the terms of the Indemnification Agreement, legal expense amounting to approximately $4.6 to various law firms that represented Mr. M. Hermelin for legal matters including the FDA and SEC investigations, the Department of Justice inquiry, the Audit Committee investigation, HHS OIG exclusion and various class action lawsuits. Under the Company’s standard Indemnification Agreement entered into with all directors, including Mr. M. Hermelin when he served as Chairman of the Board and Chief Executive Officer of the Company, as a condition for the advancement of expenses, each director is required to sign an undertaking to reimburse the Company for the advanced expenses in the event it is found that the director is not entitled to indemnification. The Company has also received but not paid approximately $0.8 of invoices for additional legal fees covering the same or other matters and that are outstanding since September 2010 through June 2011 for which Mr. Hermelin is demanding indemnification. Mr. M. Hermelin’s demand for reimbursement of the $1.9 fine and forfeiture, and whether the advance of legal fees to represent him for various legal matters should be indemnified, is under review by a special committee appointed by the Board of Directors of the Company.

Litigation and Governmental Inquiries

Resolution of one or more of the matters described below could have a material adverse effect on the Company’s results of operations, financial condition or liquidity. The Company intends to vigorously defend its interests in the matters described below while cooperating in governmental inquiries.

Accrued litigation consists of settlement obligations as well as loss contingencies recognized by the Company because settlement was determined to be probable and the related payouts were reasonably estimable. While the outcome of the current claims cannot be predicted with certainty, the possible outcome of claims is reviewed at least quarterly and an adjustment to the Company’s accrual is recorded as deemed appropriate based upon these reviews. Based upon current information available, the resolution of legal matters individually or in aggregate could have a material adverse effect on the Company’s results of operations, financial condition or liquidity. The Company is unable to estimate the possible loss or range of losses at June 30, 2011.

Due to the FDA consent decree, an approval or a tentative approval was not obtained in the required time frame for any of the Company’s Paragraph IV ANDA filings. Therefore, the 180 days Hatch-Waxman exclusivity was lost.

The Company and ETHEX were named as defendants in a case brought by CIMA LABS, Inc. and Schwarz Pharma, Inc. and styled CIMA LABS, Inc. et al. v. KV Pharmaceutical Company et al., filed in U.S. District Court for the District of Minnesota. CIMA alleged that the Company and ETHEX infringed on a CIMA patent in connection with the manufacture and sale of Hyoscyamine Sulfate Orally Dissolvable Tablets, 0.125 mg. The Court entered a stay pending the outcome of the U.S. Patent and Trademark Office’s (“USPTO”) reexamination of a patent at issue in the suit. On August 17, 2009, the Court entered an order “administratively” terminating this action in Minnesota, but any party has the right to seek leave to reinstitute the case. On September 30, 2009, on appeal of the Examiner’s rejection of the claims, the Board of Patent Appeals and Interferences affirmed the Examiner’s rejections. After the Board’s denial of CIMA’s appeal, CIMA requested a rehearing with the Board. On March 28, 2011, the USPTO ruled the appealed claims are unpatentable. CIMA has filed a response to the Board’s decision including further amending the claims.

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

On November 15, 2010, upon the motion of the Department of Justice, the court vacated the previous fine installment schedule and imposed a new fine installment schedule using the standard federal judgment rate of 0.22% per annum, payable as follows:

Payment Amounts including interest	Payment Due Date
$1.0	December 15, 2010
1.0	June 15, 2011
1.0	December 15, 2011
2.0	June 15, 2012
4.0	December 15, 2012
5.0	June 15, 2013
7.1	December 15, 2013

The Company made its first and second installment payments due on December 15, 2010 and June 15, 2011.

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

On November 10, 2010, Marc S. Hermelin voluntarily resigned as a member of the Board. The Company had been advised that HHS OIG notified Mr. Hermelin that he would be excluded from participating in federal healthcare programs effective November 18, 2010. In an effort to avoid adverse consequences to the Company, including a potential discretionary exclusion of the Company, and to enable it to secure its expanded financial agreement with U.S. Healthcare, the Company, HHS OIG, Mr. Hermelin and his wife (solely with respect to her obligations thereunder, including as joint owner with Mr. Hermelin of certain shares of Company stock) entered into the Settlement Agreement under which Mr. Hermelin also resigned as trustee of all family trusts that hold KV stock, agreed to divest his personal ownership interests in the Company’s Class A Common and Class B Common Stock (approximately 1.8 million shares, including shares held jointly with his wife) over an agreed upon period of time in accordance with a divestiture plan and schedule approved by HHS OIG, and agreed to refrain from voting stock under his personal control. In order to implement such agreement, Mr. Hermelin and his wife granted to an independent third party immediate irrevocable proxies and powers of attorney to divest their personal stock interests in the Company if Mr. Hermelin does not timely do so. The Settlement Agreement also required Mr. Hermelin to agree, for the duration of his exclusion, not to seek to influence or be involved with, in any manner, the governance, management, or operations of the Company. On March 14, 2011, Mr. Hermelin pleaded guilty to two federal misdemeanor counts pertaining to misbranding of two oversized morphine sulfate tablets, as a responsible corporate officer of the Company at the time that such tablets were introduced into interstate commerce. See discussion above for information regarding certain claims for indemnification by Mr. Hermelin.

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

On February 27, 2009, by letter, the Company was notified by the U.S. Department of Labor that it was conducting an investigation of the Company’s Fifth Restated Profit Sharing Plan and Trust, to determine whether such plan is conforming with the provisions of Title I of the Employee Retirement Income Security Act (“ERISA”) or any regulations or orders there under. The Company cooperated with the Department of Labor in its investigation and on August 27, 2009, the Department of Labor notified the Company it had completed a limited review and no further review was contemplated at that time. On July 7, 2010, by letter, the U.S. Department of Labor notified the Company it was again conducting a review of the Company’s Fifth Restated Profit Sharing Plan and Trust. The Company provided the requested documents and is not aware of any further developments in this matter.

On August 12, 2010, by letter, the Company was notified by the U.S. Department of Labor that it was conducting a wage and hour investigation to assess compliance with the Fair Labor Standards Act. The Company is cooperating with the Department of Labor and has made available the requested documents. The Department of Labor had initially advised that it believed that the Company was liable for $0.2. In February 2011, a tentative settlement has been reached with the Department of Labor for less than $0.1 with a release covering the two year statute of limitations period pertaining to FLSA claims. All payments allegedly due to affected former employees have been made by the Company.

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

The Complaint purported to state claims against the Company and certain current and former employees for alleged breach of fiduciary duties to participants in the Company’s 401(k) plan. Defendants, including the Company and certain of its directors and officers, moved to dismiss the amended complaint on August 25, 2009, and briefing of those motions was completed on October 19, 2009. The court granted the motion to dismiss filed by the Company and all individual defendants on March 24, 2010. A motion to alter or amend the judgment and second amended consolidated complaint was filed on April 21, 2010. The Company, on May 17, 2010, filed a Memorandum in Opposition to plaintiff’s motion to alter or amend the judgment and for leave to amend the consolidated complaint. On October 20, 2010, the Court denied plaintiffs’ motion to alter or amend the judgment and for leave to amend the complaint. Plaintiffs requested mediation and the Company agreed to this request. On February 15, 2011, during such mediation, this litigation was settled by an agreement in principle of the parties for an amount equal to $3.0, payable in full from the Company’s insurance coverage.

On December 2, 2008, plaintiff Joseph Mas filed a complaint against the Company, in the United States District Court for the Eastern District of Missouri, Mas v. KV Pharma. Co., et al., Case No. 08-CV-1859. On January 9, 2009, plaintiff Herman Unvericht filed a complaint against the Company also in the Eastern District of Missouri, Unvericht v. KV Pharma. Co., et al., Case No. 09-CV-0061. On January 21, 2009, plaintiff Norfolk County Retirement System filed a complaint against the Company, again in the Eastern District of Missouri, Norfolk County Retirement System v. KV Pharma. Co., et al., Case No. 09-CV-00138. The operative complaints in these three cases purport to state claims arising under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, on behalf of a putative class of stock purchasers. On April 15, 2009, the Honorable Carol E. Jackson consolidated the Unvericht and Norfolk County cases into the Mas case already before her. The amended complaint for the consolidated action, styled Public Pension Fund Group v. KV Pharma. Co., et al., Case No. 4:08-CV-1859 (CEJ), was filed on May 22, 2009. Defendants, including the Company and certain of its directors and officers, moved to dismiss the amended complaint on July 27, 2009, and briefing was completed on the motions to dismiss on September 3, 2009. The court granted the motion to dismiss the Company and all individual defendants in February 2010. On March 18, 2010, the plaintiffs filed a motion for relief from the order of dismissal and to amend their complaint, and also filed a notice of appeal. The Company filed its opposition to plaintiffs’ motion for relief from judgment and to amend the complaint on April 8, 2010. Briefing was completed on April 29, 2010. On October 20, 2010, the Court denied plaintiffs’ motion for relief from the order of dismissal and to amend pleadings. On November 1, 2010, plaintiffs’ filed a notice of appeal. The Company is attempting to schedule a mediation with the plaintiffs.

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

The Company and/or ETHEX are named defendants in at least 34 pending product liability or other lawsuits that relate to the voluntary product recalls initiated by the Company in late 2008 and early 2009. The plaintiffs in these lawsuits allege damages as a result of the ingestion of purportedly oversized tablets allegedly distributed in 2007 and 2008. The lawsuits are pending in federal and state courts in various jurisdictions. The 34 pending lawsuits include 4 that have settled but have not yet been dismissed. In the 34 pending lawsuits, two plaintiffs allege economic harm, 24 plaintiffs allege that a death occurred, and the plaintiffs in the remaining lawsuits allege non-fatal physical injuries. Plaintiffs’ allegations of liability are based on various theories of recovery, including, but not limited to strict liability, negligence, various breaches of warranty, misbranding, fraud and other common law and/or statutory claims. Plaintiffs seek substantial compensatory and punitive damages. Two of the lawsuits are putative class actions seeking economic damages with respect to recalled products, one of the lawsuits is on behalf of 29 claimants, and the remaining lawsuits are individual lawsuits or have two plaintiffs. One of these putative class actions, styled LeFaivre v. KV Pharmaceutical Company et al., seeks economic damages with respect to recalled metoprolol succinate product. During January 2011, the decision of the U.S. District Court dismissing the case in favor of the Company was reversed on appeal. The Company requested reconsideration by the appellate court, which was denied in March 2011, and the Company has filed a motion for appellate review en banc, which was denied by the court on May 12, 2011. The case has been returned to the district court for further proceedings. The Company believes that these lawsuits are without merit and is vigorously defending against them, except where, in its judgment, settlement is appropriate. In addition to the 34 pending lawsuits, there are at least 21 pending pre-litigation claims (at least three of which involve a death) that may or may not eventually result in lawsuits. The Company has also resolved a significant number of related product liability lawsuits and pre-litigation claims. In addition to self insurance, the Company possesses third party product liability insurance, which the Company believes is applicable to the pending lawsuits and claims.

The Company and ETHEX were named as defendants in a complaint filed by CVS Pharmacy, Inc. (“CVS”) in the United States District Court for the District of Rhode Island on or about February 26, 2010 and styled CVS Pharmacy, Inc. v. K-V Pharmaceutical Company and Ethex Corporation (No. CA-10-095) (“CVS Complaint”). The CVS Complaint alleged three claims: breach of contract, breach of implied covenant of good faith and fair dealing, and, in the alternative, promissory estoppels. CVS’ claims were premised on the allegation that the Company and/or ETHEX failed to perform their alleged promises to either supply CVS with its requirements for certain generic drugs or reimburse CVS for any higher price it must pay to obtain the generic drugs. CVS sought damages of no less than $100.0, plus interest and costs. In March 2011, CVS and its parent CVS Caremark Corporation filed a similar complaint, seeking damages similar to those sought in the federal case and adding another breach of contract claim, in state court in Superior Court of Providence County, Rhode Island, against the Company, ETHEX and Nesher. On July 18, 2011, the parties reached a settlement in which the Company agreed to pay the aggregate amount of $9.4 to CVS as follows: (a) the Company shall forgive approximately $6.8 in past CVS purchases of Makena™ and $0.3 in ETHEX credits; and (b) the Company has given CVS a credit amount of approximately $2.3 to be used for purchases of any Company product by December 15, 2011. The Company shall pay any remaining portion of the $2.3 credit to CVS in cash after December 15, 2011.

Robertson v. Ther-Rx Corporation, U.S. District Court for the Middle District of Alabama, Civil Case No. 2:09-cv-01010-MHT-TFM, filed October 30, 2009, by a Ther-Rx sales representative asserting non-exempt status and the right to overtime pay under the Fair Labor Standards Act for a class of Ther-Rx sales representatives and under the Family and Medical Leave Act of 1993 (with respect to plaintiff’s pregnancy) and Title VII of the Civil Rights Act of 1964 (also with respect to termination allegedly due to her pregnancy and to her complaints about being terminated allegedly as a result of her pregnancy). An additional seven Ther-Rx sales representatives joined as plaintiffs. On December 22, 2010, a settlement was reached between the parties for $0.3 and on May 12, 2011, the court approved the settlement agreements.

On October 13, 2009, the Company filed a Complaint in the United States District Court for the Eastern District of Missouri, Eastern Division, against J. Uriach & CIA S.A. (“Uriach”) seeking damages for breach of contract and misappropriation of the Company’s trade secrets and that Uriach be enjoined from further use of the Company’s confidential information and trade secrets. On September 28, 2010, the Court issued a Memorandum and Order granting defendant’s Motion to Dismiss for lack of personal jurisdiction of defendant, J. Uriach & CIA, S.A. The Company appealed the decision and on August 3, 2011, the Eighth Circuit Court of Appeals reversed the decision to dismiss the Company’s Complaint for lack of personal jurisdiction and remanded the case back to District Court.

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

Ther-Rx Corporation has been named as a defendant in a False Claims Act qui tam action filed under seal on March 28, 2003. The complaint was unsealed in July 2011 and alleges violations of Federal and State False Claims Act involving the submission of false or fraudulent claims for Medicaid reimbursement on outpatient prescription drugs that the defendants have made or caused to be made since as early as January 1, 1991. The Company denies the allegations.

From time to time, the Company is involved in various other legal proceedings in the ordinary course of its business. While it is not feasible to predict the ultimate outcome of such other proceedings, the Company believes the ultimate outcome of such other proceedings will not have a material adverse effect on its results of operations, financial condition or liquidity.

There are uncertainties and risks associated with all litigation and there can be no assurance the Company will prevail in any particular litigation. During the three months ended June 30, 2011 and 2010, the Company recorded expense of $0 and $8.6, respectively, for litigation and governmental inquiries. At June 30, 2011 and March 31, 2011, the Company had accrued $48.0 and $48.9, respectively, for estimated costs for litigation and governmental inquiries.

17. Income Taxes

The Company has federal loss carry forwards of approximately $442.0 and state loss carry forwards of approximately $565.0 at June 30, 2011. The Company also has tax credit carry forwards for alternative minimum tax, research credit, and foreign tax credit of approximately $9.7 at June 30, 2011. The loss carry forwards begin to expire in the year 2030, while the alternative minimum tax credits have no expiration date. The research credit and foreign tax credit begin to expire in the year 2026 and 2017, respectively.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers all significant available positive and negative evidence, including the existence of losses in recent years, the timing of deferred tax liability reversals, projected future taxable income, taxable income in carry back years, and tax planning strategies to assess the need for a valuation allowance. Based upon the level of current taxable loss, projections for future taxable income over the periods in which the temporary differences are deductible, the taxable income in available carry back years and tax planning strategies, management concluded that it was more likely than not that the Company will not realize the benefits of these deductible differences. The operating loss for the fiscal year ended March 31, 2009 exceeded the cumulative income from the two preceding fiscal years. The available carry back of this operating loss was not fully absorbed, which resulted in an operating loss carry forward. The Company established valuation allowances that were charged to income tax expense in the fiscal years ended March 31, 2009, March 31, 2010 and March 31, 2011.

Management believes that the operating loss for continuing operations, which is reflected without the noncash warrant gain, reported for the three months ended June 30, 2011 more likely than not will not create a future tax benefit. As such, a valuation allowance of $16.2 has been charged to income tax expense for the three months ended June 30, 2011 to offset that benefit. The Company has also reported a provision for income taxes for the three months ended June 30, 2011 due primarily to the timing of certain deferred tax liabilities which are not scheduled to reverse within the applicable carry forward periods for the deferred tax assets.

The consolidated balance sheets reflect liabilities for unrecognized tax benefits of $1.2 as of June 30, 2011 and March 31, 2011. Accrued interest and penalties included in the consolidated balance sheets were $0.3 as of June 30, 2011 and March 31, 2011.

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

On November 6, 2009, President Obama signed into law H.R. 3548, the Worker, Homeownership, and Business Assistance Act of 2009. This new law provides an optional longer net operating loss carry back period and allows most taxpayers the ability to elect a carry back period of three, four or five years (the net operating loss carry back period was previously limited to two years). This election can only be made for one year for net operating losses incurred for a tax year ending after December 31, 2007 and beginning before January 1, 2010. The Company elected to apply this extended carry back period to its tax year ended March 31, 2009. The Company elected a carry back period of five years. The Company filed an Application for Tentative Refund with the Internal Revenue Service for this additional carry back period and subsequently received a refund in the amount of $23.8 in February, 2010.

18. Condensed Consolidating Financial Statements

On March 17, 2011, the Company completed the offering and sale of the 2015 Notes. The 2015 Notes were offered only to accredited investors pursuant to Regulation D under the Securities Act of 1933, as amended. The 2015 Notes are guaranteed by certain of the Company’s wholly-owned subsidiaries, DrugTech Corporation, FP1096, Inc., Nesher Discovery Solutions, Inc., Nesher Pharmaceuticals, Inc., Nesher Solutions USA, Inc., Ther-Rx Corporation and Zeratech Technologics USA, Inc. (collectively, the “Guarantor Subsidiaries”). Ethex Corporation, Particle Dynamics, Inc., and MECW, LLC are Non-Guarantor Subsidiaries.

In connection with the issuance and sale of the 2015 Notes, the Company and the Guarantor Subsidiaries are required to file an exchange offer registration statement with the SEC with respect to an offer to exchange the 2015 Notes for substantially identical notes that are registered under the Securities Act (the “Exchanged Notes”). Each of the Guarantor Subsidiaries have issued full, unconditional and joint and several guarantees for the 2015 Notes, and will similarly guarantee the Exchanged Notes.

The rules of the SEC require that condensed consolidating financial information be provided when certain, but not all, of a registrant’s wholly-owned subsidiaries guarantee the registrant’s public debt on a full, unconditional, joint and several basis. The Company is, therefore, presenting condensed consolidating balance sheets as of June 30, 2011 and March 31, 2011 and condensed consolidating statements of operations and cash flows for the three months ended June 30, 2011 and 2010 which reflect the consolidation of the registrant company, the combined Guarantor Subsidiaries, and the combined Non-Guarantor Subsidiaries. These condensed consolidating financial statements should be read in conjunction with the consolidated financial statements. The financial information may not necessarily be indicative of results of operations, cash flows, or financial position had the registrant or the Guarantor Subsidiaries operated as independent entities.

Investment in subsidiaries are accounted for by the respective parent company using the equity method for purposes of this presentation. Results of operations of subsidiaries are therefore reflected in their respective parent company’s investment accounts and earnings. The principal elimination entries set forth below eliminate investments in subsidiaries and intercompany balances and transactions.

KV Pharmaceutical Company

Condensed Consolidating Balance Sheets

	June 30, 2011
	Parent Company	Combined Guarantor Subsidiaries	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$108.7	$0.1	$0	$0	$108.8
Restricted cash	34.5	0	0	0	34.5
Investment securities	23.9	0	0	0	23.9
Intercompany receivables	0	319.5	1,231.9	(1,551.4)	0

Inventory	0.2	0.7	0	0	0.9
Other current assets	10.1	9.2	(0.7)	0	18.6
Current assets held for sale	8.5	7.6	0	0	16.1

Total current assets	185.9	337.1	1,231.2	(1,551.4)	202.8

Property and equipment, less accumulated depreciation	67.0	0.1	0	0	67.1
Investment in subsidiaries	1,434.7	0	0	(1,434.7)	0
Intangible assets, net	0.8	145.0	0	0	145.8
Other assets	14.2	0	0	0	14.2
Noncurrent assets held for sale	29.7	14.4	0	0	44.1

Total Assets	$1,732.3	$496.6	$1,231.2	$(2,986.1)	$474.0

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current maturities of long-term debt	$23.5	$0	$0	$0	$23.5
Intercompany payable	1,307.6	243.8	0	(1,551.4)	0
Warrant liability	51.4	0	0	0	51.4
Other current liabilities	117.5	20.7	27.2	0	165.4
Current liabilities associated with assets held for sale	1.4	1.4	0	0	2.8

Total current liabilities	1,501.4	265.9	27.2	(1,551.4)	243.1

Long-term debt, less current maturities	448.7	0	0	0	448.7
Deferred tax liability	60.2	0	0	0	60.2
Long-term liabilities	73.5	0	0	0	73.5
Shareholders’ equity (deficit)	(351.5)	230.7	1,204.0	(1,434.7)	(351.5)

Total Liabilities and Shareholders’ Equity (Deficit)	$1,732.3	$496.6	$1,231.2	$(2,986.1)	$474.0

	March 31, 2011
	Parent Company	Combined Guarantor Subsidiaries	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$137.4	$0.2	$0	$0	$137.6
Restricted cash	34.5	0	0	0	34.5
Investment securities	57.2	0	0	0	57.2
Intercompany receivables	0	322.1	1,233.1	(1,555.2)	0
Inventory	0.2	0.8	0	0	1.0
Other current assets	10.9	36.3	0	0	47.2
Current assets held for sale	6.1	2.9	0	0	9.0

Total current assets	246.3	362.3	1,233.1	(1,555.2)	286.5

Property and equipment, less accumulated depreciation	67.5	0.1	0	0	67.6
Investment in subsidiaries	1,441.8	0	0	(1,441.8)	0
Intangible assets, net	0	150.9	0	0	150.9
Other assets	14.9	0.2	0	0	15.1
Noncurrent assets held for sale	30.3	14.3	0	0	44.6

Total Assets	$1,800.8	$527.8	$1,233.1	$(2,997.0)	$564.7

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current maturities of long-term debt	$85.4	$0	$0	$0	$85.4
Intercompany payable	1,311.5	243.7	0	(1,555.2)	0
Warrant liability	112.3	0	0	0	112.3
Other current liabilities	94.7	46.2	26.7	0	167.6
Current liabilities associated with assets held for sale	0	0	2.5	0	2.5

Total current liabilities	1,603.9	289.9	29.2	(1,555.2)	367.8

Long-term debt, less current maturities	418.3	0	0	0	418.3
Deferred tax liability	57.4	0	0	0	57.4
Long-term liabilities	95.2	0	0	0	95.2
Shareholders’ equity (deficit)	(374.0)	237.9	1,203.9	(1,441.8)	(374.0)

Total Liabilities and Shareholders’ Equity (Deficit)	$1,800.8	$527.8	$1,233.1	$(2,997.0)	$564.7

KV Pharmaceutical Company

Condensed Consolidating Statements of Operations

	Quarter ended June 30, 2011
	Parent Company	Combined Guarantor Subsidiaries	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net revenues	$0	$6.0	$0	$0	$6.0
Cost of sales	0.4	0.4	0	0	0.8

Gross (loss) profit	(0.4)	5.6	0	0	5.2

Research and development	2.7	0.1	0	0	2.8
Selling and administrative	12.7	17.8	0	0	30.5

Operating expenses	15.4	17.9	0	0	33.3

Operating loss	(15.8)	(12.3)	0	0	(28.1)

Change in warrant liability	(60.9)	0	0	0	(60.9)
Interest, net and other	7.3	0	0.1	0	7.4

Total other (income) expense	(53.6)	0	0.1	0	(53.5)

Income (loss) from continuing operations before income taxes	37.8	(12.3)	(0.1)	0	25.4
Income tax provision	3.3	0	0	0	3.3

Income (loss) from continuing operations	34.5	(12.3)	(0.1)	0	22.1

Equity in income (loss) of subsidiaries	(11.0)	0	0	11.0	0
Net income (loss) from discontinued operations, net of tax	0	1.4	0	0	1.4

Net income (loss)	$23.5	$(10.9)	$(0.1)	$11.0	$23.5

	Quarter ended June 30, 2010
	Parent Company	Combined Guarantor Subsidiaries	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net revenues	$0	$4.0	$0	$0	$4.0
Cost of sales	0.3	0.5	0	0	0.8

Gross (loss) profit	(0.3)	3.5	0	0	3.2

Research and development	4.6	2.4	0	0	7.0
Selling and administrative	24.8	7.0	0	0	31.8
Gains on sale of assets	0	0	0	0	0

Operating expenses	29.4	9.4	0	0	38.8

Operating loss	(29.7)	(5.9)	0	0	(35.6)

Interest, net and other	(1.0)	3.3	0.1	0	2.4

Loss from continuing operations before income taxes	(28.7)	(9.2)	(0.1)	0	(38.0)
Income tax provision	0.4	0	0	0	0.4

(Loss) income from continuing operations	(29.1)	(9.2)	(0.1)	0	(38.4)

Equity in income (loss) of subsidiaries	(5.5)	0	0	5.5	0
Net loss from discontinued operations, net of tax	0	0	(9.0)	0	(9.0)
Gain on sale of discontinued operations, net of tax	0	0	12.8	0	12.8

Net income (loss)	$(34.6)	$(9.2)	$3.7	$5.5	$(34.6)

KV Pharmaceutical Company

Condensed Consolidating Statement of Cash flows

	Quarter ended June 30, 2011
	Parent Company	Combined Guarantor Subsidiaries	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Operating activities:
Net income (loss)	$23.5	$(10.9)	$(0.1)	$11.0	$23.5
Adjustments to reconcile net income (loss)
Equity in loss of subsidiaries	11.0	0	0	(11.0)	0
Change in warrant liability	(60.9)	0	0	0	(60.9)
Other	4.9	5.5	0	0	10.4
Changes in assets and liabilities
Receivables, excluding intercompany	44.8	(21.9)	(0.5)	0	22.4
Inventory	(2.0)	(0.5)	0	0	(2.5)
Accounts payable and accrued liabilities	22.6	(24.2)	(2.0)	0	(3.6)
Other assets and liabilities, net	(74.1)	51.9	2.6	0	(19.6)

Net cash used in operating activities	(30.2)	(0.1)	0	0	(30.3)
Investing activities:
Other investing activities, net	2.3	0	0	0	2.3
Net cash provided by investing activities	2.3	0	0	0	2.3
Financing activities:
Payments on debt, net	(0.6)	0	0	0	(0.6)

Net cash used in financing activities	(0.6)	0	0	0	(0.6)

Effect of foreign exchange rate changes on cash	(0.2)	0	0	0	(0.2)

Decrease in cash and cash equivalents	(28.7)	(0.1)	0	0	(28.8)

Cash and cash equivalents, beginning of period	137.4	0.2	0	0	137.6

Cash and cash equivalents, end of period	$108.7	$0.1	$0	$0	$108.8

KV Pharmaceutical Company

Condensed Consolidating Statement of Cash flows

	Quarter ended June 30, 2010
	Parent Company	Combined Guarantor Subsidiaries	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Operating activities:
Net income (loss)	$(34.6)	$(9.2)	$3.7	$5.5	$(34.6)
Adjustments to reconcile net income (loss)
Equity in loss of subsidiaries	5.5	0	0	(5.5)	0
Change in warrant liability	(20.3)	0	0	0	(20.3)
Impairment of assets	1.9	0	0	0	1.9
Other	8.2	1.2	0	0	9.4
Changes in assets and liabilities
Receivables, excluding intercompany	(29.4)	10.8	19.2	0	0.6
Inventory	(0.1)	0.5	0	0	0.4
Accounts payable and accrued liabilities	(40.5)	7.9	15.9	0	(16.7)
Other assets and liabilities, net	57.7	(11.2)	(38.8)	0	7.7

Net cash used in operating activities	(51.6)	0	0	0	(51.6)

Investing activities:
Other investing activities, net	33.2	0	0	0	33.2

Net cash provided by investing activities	33.2	0	0	0	33.2

Financing activities:
Principle payment on long-term debt	(0.7)	0	0	0	(0.7)

Net cash used in financing activities	(0.7)	0	0	0	(0.7)

Effect of foreign exchange rate changes on cash	0	0	0	0	0

Decrease in cash and cash equivalents	(19.1)	0	0	0	(19.1)

Cash and cash equivalents, beginning of period	60.5	0.2	0	0	60.7

Cash and cash equivalents, end of period	$41.4	$0.2	$0	$0	$41.6

19. Subsequent Events

CVS

On July 18, 2011, the parties reached a settlement in which the Company agreed to pay the aggregate amount of $9.4 to CVS as follows: (a) the Company shall forgive approximately $6.8 in past CVS purchases of Makena™ and (b) the Company has given CVS a credit amount of approximately $2.3 to be used for purchases of any Company product by December 15, 2011. The Company shall pay any remaining portion of the $2.3 credit to CVS in cash after December 15, 2011. As of June 30, 2011 the settlement was properly accrued.

Generics sale

On August 8, 2011, the Company completed the sale of its generics business. The aggregate sales price for the transaction is $60.0, of which $7.5 will be held in an escrow arrangement for post closing indemnification purposes.

ARS

As of June 30, 2011, the Company held approximately $23.9 of ARS. On July 25, 2011, the Company liquidated its investment in ARS netting approximately $2.5 above its cost basis.

Taxable Industrial Revenue Bonds

In August 2011, the Company, at its option, discontinued the arrangement with St. Louis County, Missouri and regained full title to the abated property. There was no financial statement impact to the Company.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis and other sections of this Quarterly Report on Form 10-Q (“Report”) should be read in conjunction with the accompanying consolidated financial statements and notes thereto. Except for historical information, the statements in this discussion and elsewhere in the Form 10-Q may be deemed to include forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that involve risk and uncertainty, including financial, business environment and projections, as well as statements that are preceded by, followed by, or that include the words “believes,” “expects,” “anticipates,” “should” or similar expressions, and other statements contained herein regarding matters that are not historical facts. Additionally, the Report contains forward-looking statements relating to future performance, goals, strategic actions and initiatives and similar intentions and beliefs, including without limitation, statements regarding the Company’s expectations, goals, beliefs, intentions and the like regarding future sales, earnings, restructuring charges, cost savings, capital expenditures, acquisitions and other matters. These statements involve assumptions regarding the Company’s operations, investments, acquisitions and conditions in the markets the Company serves.

These risks, uncertainties and other factors are discussed in this Report under Part I, “CAUTIONARY NOTES REGARDING FORWARD-LOOKING STATEMENTS” and Part II, Item 1A—“Risk Factors”. In addition, the following discussion and analysis of financial condition and results of operations, should be read in conjunction with the consolidated financial statements, the related notes to consolidated financial statements and Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2011 (“2010 Form 10-K”), and the unaudited interim consolidated financial statements and related notes to unaudited interim consolidated financial statements included in Part I, Item 1 of this Report. Information provided herein for periods after June 30, 2011 is preliminary. As such, this information is not final or complete, and remains subject to change, possibly materially.

Overview

Unless the context otherwise indicates, when we use the words “we,” “our,” “us,” “our Company” or “KV” we are referring to K-V Pharmaceutical Company and its wholly-owned subsidiaries, including Ther-Rx Corporation (“Ther-Rx”), Nesher Pharmaceuticals, Inc (“Nesher”) and Ethex Corporation (“ETHEX”). Unless otherwise noted, when we refer to a specific fiscal year, we are referring to our fiscal year that ended on March 31 of that year. (For example, fiscal year 2011 refers to the fiscal year ended March 31, 2011.)

We are a fully integrated specialty pharmaceutical company that develops, manufactures, acquires and markets technologically-distinguished branded and generic/non-branded prescription pharmaceutical products. Our strategic goal is to become a specialty branded pharmaceutical marketing company primarily focused in women’s healthcare. We have a broad range of dosage form manufacturing capabilities, including tablets, capsules, creams and liquids. We conduct our branded pharmaceutical operations through Ther-Rx and, previously, we conducted our generic/non-branded pharmaceutical operations through ETHEX, which focused principally on technologically-distinguished generic products prior to the cessation of its operations on March 2, 2010 and its dissolution on December 15, 2010. Through Particle Dynamics, Inc, (“PDI”), divested in June 2010, we developed, manufactured and marketed technologically advanced, value-added raw material products for the pharmaceutical industry and other markets. In May 2010, we formed a wholly-owned subsidiary, Nesher, to operate as the sales and marketing company for our generic products. In June 2011, we entered into an Asset Purchase Agreement with Zydus Pharmaceuticals (USA), Inc. and its subsidiary Zynesher Pharmaceuticals (USA) LLC (collectively, the “Buyer”) and agreed to sell substantially all of the assets of Nesher and the Company’s generic products business to the Buyer.

Our original strategy was to engage in the development of proprietary drug delivery systems and formulation technologies which enhance the effectiveness of new therapeutic agents and existing pharmaceutical products. Today, we utilize one of those technologies, SITE RELEASE® in two products expected to return to our branded portfolio prior to the end of calendar year 2011 at the earliest. Going forward, our business strategy will be primarily defined by the potential in-licensing and acquisition of pharmaceutical products rather than the historical strategy of the internal development of pharmaceutical products.

As a result of the decision by the Company to sell PDI, the Company entered into an Asset Purchase Agreement selling to the purchaser certain assets associated with the business of PDI. Additionally, the Company sold intellectual property and other assets related to our Sucralfate ANDA submitted to the FDA for approval. The Company completed the sale of these assets on June 2, 2010 and May 7, 2010, respectively. The Company has also entered into an Asset Purchase Agreement to sell substantially all the assets of Nesher and sold in August 2011, for cash of approximately $60.0, subject to normal post closing conditions, the Company’s generics products business. See additional discussion of the sale under Note 14 – “Divestitures” Notes to Consolidated Financial Statements in this Report.

As more fully described in our 2011 Form 10-K certain events occurred during fiscal year 2010 and 2011 which had a material adverse effect on our financial results for the fiscal year ended March 31, 2011 and continue to have an effect for the three-month period ended June 30, 2011.

On February 3, 2011, we were informed that the U.S. Food and Drug Administration (“FDA”) granted approval for Makena™. The Company has contracted with a third party to manufacture Makena™.

We continue to work closely with the FDA to return approved products to the market.

Discontinuation of Manufacturing and Distribution; Product Recalls; and the FDA Consent Decree

As more fully described in our 2011 Form 10-K, we have suspended manufacturing and shipment of products, except for products we distribute, but do not manufacture and which we do not generate a significant amount of revenue. In addition, we entered into a consent decree with the FDA regarding our drug manufacturing and distribution. As part of the consent decree we have agreed not to directly or indirectly do or cause the manufacture, process, packing, holding, introduction or delivery for introduction into interstate commerce at or from any of our facilities of any drug, until we have satisfied certain requirements designed to demonstrate compliance with the FDA’s current good manufacturing practice (“cGMP”) regulations. We have begun the process for resumption of product shipment and during the third quarter of 2010 began shipping our first product reintroduced to the market, Potassium Chloride ER Capsules.

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

Workforce Reduction and Cost Conservation Actions

On March 30, 2010, we committed to a plan to reduce our employee workforce from 317 to 237 employees. On March 31, 2010, we implemented the plan. On February 25, 2011, the Company further reduced its workforce by 11 and laid off an additional 14 employees. On March 31, 2011, the size of our workforce was approximately 300 employees, including 97 sales representatives that work for us through a contract sales organization. The reduction in our workforce is a part of our efforts to conserve our cash and financial resources while we continue working with the FDA to return approved products to market. On June 30, 2011, the size of our workforce was 322 employees including 86 sales reps that work for us through a contract sales organization.

On September 13, 2010, we implemented a mandatory salary reduction program for most of our exempt personnel, ranging from 15% to 25% of base salary, in order to conserve our cash and financial resources. In March 2011, the salaries of exempt personnel were reinstated to their previous levels and the forfeited salary amounts were subsequently repaid.

Makena™

Since the initial shipment of vials of Makena™ in March 2011, Ther-Rx has tracked and accumulated the following key performance metrics (all information is cumulative through July 31, 2011):

•	Approximately 6,700 vials have been shipped to Ther-Rx customers, including approximately 400 vials that shipped subsequent to March 31, 2011.

•

More than 2,500 vials have been shipped to doctors and patients. The average vials shipped per week increased 39% from the month of April to the month of July. During April we shipped approximately 115 vials per week and in July we shipped approximately 160 vials per week. Approximately 13% of the vials were provided to patients who have demonstrated financial need. Two thirds of the shipped vials were for patients covered by commercial insurance plans and the remaining one third were for patients covered by a government insurance plan.

•	Approximately 2,800 patient referrals from over 1,900 prescribers have been made to the Makena Care Connection™, of which approximately:
•	1,600 patients have initiated treatment or are in the enrollment phase or are pending insurance approval and treatment initiation.
•

The remaining balance of these referrals (approximately 1,200) did not lead to filled Makena™ prescriptions for a variety of reasons including: not meeting the labeled indication, some of which were because they were outside the treatment initiation window and others who did not have the proper obstetric history or were pregnant with multiples; cancellation prior to completion of the insurance benefits verification process either by prescribers or patients for unspecified reasons; or not receiving positive insurance coverage, most of which were referrals for Medicaid patients. We believe we have seen improvement in this performance metric as a result of our continued initiatives to improve patient access. We previously reported that from initial shipments in March 2011 through May 31, 2011 approximately 47% of total referrals did not lead to a filled prescription. For the months of June and July 2011, we estimate that this decreased to approximately 37%.

•

The data that is available to us indicates that patient co-pays are averaging approximately $12 per injection, the same or less than typical costs for unapproved, compounded drug, including more than  1/3 of insured patients that had a co-pay of zero. This data does not include patients who have benefitted from our financial assistance programs.

•	Over 135 different payers (both commercial and Medicaid) have approved at least one Makena prescription.

•

Recently we signed contracts with two major commercial insurers that we estimate cover 10 to 15 million lives. We also have signed contracts with four major pharmacy benefit managers who cover an estimated 150 to 175 million lives. Ther-Rx is continuing to work with commercial insurance programs and state medicaid agencies to increase coverage of or access to MakenaTM. These on-going discussions include negotiations regarding rebates and patient coverage levels.

The above information on the results and trends for MakenaTM represents early launch and marketing data accumulated by the Company for the period from launch in March 2011 through July 31, 2011. Until such time as the issues surrounding the competitive environment within the marketplace in which MakenaTM participates are resolved, the Company can provide no assurances that these trends will continue, nor can it provide expectations as to the rate of improvement, if any.

Results of Operations

Net Revenues

	Three Months Ended June 30,		Change
($ in millions):	2011	2010	$	%
Total net revenues	$6.0	$4.0	$2.0	50.0%

Net revenues for the three months ended June 30, 2011 increased $2.0 million, or 50.0%, as compared to the three months ended June 30, 2010. Net revenues increased due to Makena™ which did not occur in the three months ended June 30, 2010 as the product was not approved and we did not begin shipping until the fourth quarter of fiscal year ended March 31, 2011. During the quarter ended June 30, 2011, we recognized $3.2 million of net revenue for Makena™. During the quarter ended June 30, 2011, we shipped approximately 250 vials of Makena™. Additionally, we recognized a reduction in sales provisions of $2.6 million related to Makena™ that were recorded as of March 31, 2011 based on an evaluation of activity that occurred subsequent to March 31, 2011. The sales increase was offset by a decrease in Evamist® revenues of approximately 35% or $1.5 million. The decrease in Evamist® was primarily due to a volume decrease of approximately 33% primarily due to timing of product deliveries in the prior year.

Gross Profit

	Three Months Ended June 30,		Change
($ in millions):	2011	2010	$	%
Total gross profit	$5.2	$3.2	$2.0	62.5%
as % of total net revenues	86.7%	80.0%

The increase in gross profit in the three months ended June 30, 2011 compared to June 30, 2010 was primarily related to sales of Makena™ which began shipping in the fourth quarter of fiscal year ended March 31, 2011. This increase in gross profit was offset by decreased sales of Evamist®.

Research and Development

	Three Months Ended June 30,		Change
($ in millions):	2011	2010	$	%
Research and development	$2.8	$7.0	$(4.2)	(60.0)%

Research and development expenses consist mainly of costs related to Makena™. The decrease in research and development expense of $4.2 million for the three-month period ended June 30, 2011 as compared to the three-month period ended June 30, 2010 was primarily due to lower personnel costs associated with the reduction in our work force and lower costs associated with the testing of drugs under development. The number of our research and development personnel was 30% lower at June 30, 2011, as compared to June 30, 2010.

Selling and Administrative

	Three Months Ended June 30,		Change
($ in millions):	2011	2010	$	%
Selling and administrative	$30.5	$31.8	$(1.3)	(4.1)%

The decrease in selling and administrative expense resulted primarily from the net impact of the following:

•

Included in selling and administrative expenses is litigation and governmental inquiries expense of $8.6 million for the quarter ended June 30, 2010. The $8.6 million expense was due to a HHS OIG matter during the three months ended June 30, 2010;

•	$5.4 million increase in marketing expense primarily related to Makena™;

•

Included in selling and administrative expenses is amortization expense of $5.1 million and $0.8 million for the quarters ended June 30, 2011 and June 30, 2010, respectively. The $4.3 million increase in amortization expense was due to the amortization of Makena™ product rights;

•	$3.4 million decrease in professional fees primarily due to costs incurred related to financing activities during the three months ended June 30, 2010; and

•	$1.0 million increase in personnel costs primarily related to increased sales force for selling of Makena™, offset by a decrease in other workforce.

We assess the carrying value of long-lived assets for impairment on a quarterly basis if any events have occurred which indicate the possibility of impairment. During the assessment as of June 30, 2011, we did not identify any events that were indicative of impairment. However, any significant changes in actual future results from the assessment used to perform the quarterly evaluation, such as lower sales, increases in production costs, technological changes or decisions not to produce or sell products, could result in impairment or change in expected proceeds from the sales of our businesses at a future date (see Note 2—“Basis of Presentation” of the Notes to the Consolidated Financial Statements in this Report).

Gain on warrants

	Three Months Ended June 30,		Change
($ in millions):	2011	2010	$	%
Gain on warrants	$(60.9)	$0	$(60.9)	N/A

The gain on warrants is a result of the mark to market adjustment of the warrant liability during the quarter ended June 30, 2011 related to the warrants issued during the third and fourth quarter of fiscal 2011.

Interest Expense, net and other

	Three Months Ended June 30,		Change
($ in millions):	2011	2010	$	%
Interest expense, net and other	$7.4	$2.4	$5.0	(208.3)%

Interest expense, net and other includes interest expense, interest income and other income and expense items. The increase in interest expense, net and other for the three months ended June 30, 2011 as compared to the three months ended June 30, 2010 resulted primarily from the increase in borrowing by the Company and a realized loss of $1.8 million from the sale of our investment securities in the three months ended June 30, 2011.

Income Tax Provision

	Three Months Ended June 30,		Change
($ in millions):	2011	2010	$	%
Income tax provision	$3.3	$0.4	$2.9	725.0%
Effective tax rate	13.0%	(1.1)%

The provision for income taxes for the three months ended June 30, 2011 was primarily due to the timing of certain deferred tax liabilities which are not scheduled to reverse within the applicable carry forward periods for deferred tax assets.

The provision for income taxes for the three months ended June 30, 2010 was primarily due to a valuation allowance adjustment reflected in continuing operations due to the ability to consider income from discontinued operations in the evaluation of the valuation allowance, offset by the timing of certain deferred tax liabilities which are not scheduled to reverse within the applicable carry forward periods for the deferred tax assets. A valuation allowance was recorded in both periods to offset the tax benefit associated with the net taxable loss reported.

Discontinued Operations

	Three Months Ended June 30,		Change
($ in millions):	2011	2010	$	%
(Loss) income from discontinued operations	$1.4	$(9.0)	$10.4	(115.6)%

During the fourth quarter of fiscal 2011, we committed to a plan to divest the generics business. During the fourth quarter of fiscal year 2009, our Board authorized management to sell PDI, our specialty materials segment (see Note 14—“Divestitures”, of the Notes to Consolidated Financial Statements in this Report for more information regarding the sale of PDI and the generics business). Therefore, we have segregated PDI and the generics business operating results and presented them separately as a discontinued operation for all periods presented. The reason for the losses during the quarter ended June 30, 2010 was due to the fact that the Company was not able to produce product under the terms of the consent decree until the quarter ended September 30, 2010 when the Company received approval from the FDA to begin shipping Potassium Chloride ER for which the Company received approval in September 2010. The income from discontinued operations earned in the quarter ended June 30, 2011 was a result of our ability to ship the Potassium Chloride ER. In addition to the above, the Company sold PDI on June 2, 2010 and recognized a gain of $5.9 million, net of tax. Also, the Company recognized a $6.9 million gain, net of tax, in May 2010 from the sale of a generics product ANDA.

Liquidity and Capital Resources

Cash and cash equivalents and working capital (deficiency) were $108.8 million and $(40.3 million), respectively, at June 30, 2011, compared to $137.6 million and ($81.3 million), respectively, at March 31, 2011. Working capital is defined as total current assets minus total current liabilities. Working capital decreased primarily due to decreases in cash and cash equivalents of $28.8 million, investment securities of $33.3 million and receivables of $26.9 million offset by decreases in accounts payable of $4.3 million, warrant liability of $60.9 million and current maturities of long-term debt of $61.9 million. The decrease in accounts payable was primarily due to timing of payment to our vendors. The decrease in warrant liability was a result of the mark to market adjustment of the warrants resulting from a decrease in the Company’s stock price and the decrease in current maturities of long-term debt was a result of the sale of investment securities.

Operating activities:

For the three months ended June 30, 2011, net cash used in operating activities of $30.3 million resulted primarily from a non-cash change in the Company’s warranty liability, decreases in accounts payable and accrued liabilities increases in inventory and changes in other assets and liabilities, net offset by collection of receivables.

For the three months ended June 30, 2010, net cash used in operating activities of $51.6 million resulted primarily from decreases in accounts payable and accrued liabilities which was primarily driven by recall-related costs (including product costs, product returns, failure to supply claims and third-party processing fees) processed in the current year and the decline in sales-related reserves that are classified as accrued liabilities which was primarily driven by the cessation of all of our manufacturing operations which occurred in the fourth quarter of fiscal year 2009. This was further coupled with a net loss of $34.6 million, adjusted for non-cash items, partially offset by the receipt of tax refunds and the decrease in receivables, net.

Investing activities:

For the three months ended June 30, 2011, net cash flow provided by investing activities of $2.3 million related to additional proceeds received from the liquidation of auction rate securities (“ARS”).

For the three months ended June 30, 2010, net cash flow provided by investing activities of $33.2 million included the $11.0 million cash proceeds pursuant to the sale of Sucralfate and $22.0 million, net of fees and the amount held in escrow, related to the sale of PDI.

Financing activities:

For the three months ended June 30, 2011, net cash used in financing activities of $0.6 million resulted primarily from the payment of debt.

For the three months ended June 30, 2010, net cash used in financing activities of $0.7 million resulted primarily from the payment of debt.

At June 30, 2011, our investment securities included $25.8 million in principal amount of ARS. Liquidity for the ARS is typically provided by an auction process which allows holders to sell their notes and resets the applicable interest rate at pre-determined intervals, typically between seven to 35 days. However, with the liquidity issues experienced in global credit and capital markets, the ARS experienced failed auctions beginning in February 2008 and throughout fiscal years 2009 through 2011. An auction failure means that the parties wishing to sell their securities could not be matched with an adequate volume of buyers. The securities for which auctions have failed continue to accrue interest at the contractual rate and continue to be auctioned every seven, 14, 28 or 35 days, as the case may be, until the auction succeeds, the issuer calls the securities, or they mature (See Note 7—“Investment Securities” of the Notes to the Consolidated Financial Statements included in this Report for more information regarding the settlement agreement and the proceeds received in connection therewith). On July 25, 2011, the Company liquidated its investment in ARS netting approximately $2.5 million above its cost basis.

Our debt balance, including current maturities, was $472.2 million at June 30, 2011, compared to $503.7 million at March 31, 2011. This balance included a $21.0 million and $52.4 million at June 30, 2011 and March 31, 2011, respectively, of collateralized obligations related to our ARS.

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

With respect to the waiver of the requirement to deliver Form 10-Ks and Form 10-Qs, we agreed to bring our SEC filings current effective with the submission of our Form 10-Q for the quarter ended December 31, 2010, which the Company did on March 31, 2011 and our Form 10-K for the fiscal year ended March 31, 2011, which the Company did on June 13, 2011. This waiver applied to our then existing late filings at the time the Waiver Letter was received. Effective with the filing of the Form 10-K for the fiscal year ended March 31, 2011, the Company is in compliance with the SEC filing requirements contained in the waiver. However, based on current financial projections, the Company does not anticipate meeting the March 31, 2012 minimum net worth requirement. Accordingly, the mortgage was classified as a current liability as of March 31, 2011. In August 2011, the Company agreed with the lender to extend the minimum net worth requirement until March 31, 2015 and accordingly the mortgage was classified as long-term, as appropriate, at June 30, 2011.

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

In December 2005, we entered into a financing arrangement with St. Louis County, Missouri related to expansion of our operations in St. Louis County. Up to $135.5 million of industrial revenue bonds could have been issued to us by St. Louis County relative to capital improvements made through December 31, 2009. This agreement provides that 50% of the real and personal property taxes on up to $135.5 million of capital improvements will be abated for a period of ten years subsequent to the property being placed in service. Industrial revenue bonds totaling $129.9 million were outstanding at June 30, 2011 and March 31, 2011, respectively. The industrial revenue bonds are issued by St. Louis County to us upon our payment of qualifying costs of capital improvements, which are then leased by us for a period ending December 1, 2019, unless earlier terminated. We have the option at any time to discontinue the arrangement and regain full title to the abated property. The industrial revenue bonds bear interest at 4.25% per annum and are payable as to principal and interest concurrently with payments due under the terms of the lease. We have classified the leased assets as property and equipment and have established a capital lease obligation equal to the outstanding principal balance of the industrial revenue bonds. Lease payments may be made by tendering an equivalent portion of the industrial revenue bonds. As the capital lease payments to St. Louis County may be satisfied by tendering industrial revenue bonds (which is our intention), the capital lease obligation, industrial revenue bonds and related interest expense and interest income, respectively, have been offset for presentation purposes in the consolidated financial statements. In August 2011, the Company, at its option, discontinued the arrangement with St. Louis County, Missouri and regained full title to the abated property. There was no financial statement impact to the Company.

In September 2010, we entered into an agreement with U.S. Healthcare for a loan of $20 million which was subsequently retired in November 2010 when we entered into a new agreement with U.S. Healthcare for a senior secured debt financing package for up to $120 million which was subsequently amended in January 2011 and again in March 2011. In March 2011, the Company repaid in full all the remaining obligations with U.S. Healthcare and terminated the future loan commitments. (see Note 1—“Description of Business—Significant Developments” for a description of the financing with U.S. Healthcare and for a description of our $32.3 million private placement of Class A Common Stock and private placement of $225 million aggregate principal amount of the 2015 Notes a portion of the proceeds of which were used to repay the loan obligations with U.S. Healthcare.)

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

On March 17, 2011, the Company completed the offering and sale of the 2015 Notes. The 2015 Notes bear interest at an annual rate of 12% per year, payable semiannually in arrears on March 15 and September 15 of each year, commencing September 15, 2011. Due to the timing of filing a registration statement for an exchange offer to holders of 2015 Notes, the interest rate was 12.25% per annum during the period from July 1, 2011 to July 11, 2011. The 2015 Notes will mature March 15, 2015. After an original issue discount of 3%, the Company received proceeds of $218.3 million which were used to fund a first-year interest reserve totaling $27.0 million (reflected as restricted cash on the balance sheet), repay all existing obligations to U.S. Healthcare totaling approximately $61.1 million and pay fees and expenses associated with the offering of the 2015 Notes of approximately $10.0 million. In connection with these payments, the Company also terminated all future loan commitments with U.S. Healthcare. The remaining proceeds, totaling approximately $120.0 million will be used for general corporate purposes, including the launch of Makena™. The 2015 Notes were offered only to accredited investors pursuant to Regulation D under the Securities Act of 1933, as amended (See Note 12—“Long-Term Debt” for a description of the 2015 Notes of the Notes to Consolidated Financial Statements in this Report).

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

The assessment of our ability to continue as a going concern was made by management considering, among other factors: (1) our ability to address actions taken by FDA, CMS and state Medicaid agencies that compromise the orphan drug exclusivity for Makena™; (2) our ability to obtain future revenues from the sales of Makena™ sufficient to meet our future needs and expectations; (3) the timing and number of approved products that will be reintroduced to the market and the related costs; (4) the suspension of shipment of all products manufactured by us and the requirements under the consent decree with the FDA; (5) the possibility that we may need to obtain additional capital despite the proceeds from the offering of the 2015 Notes in March 2011 and the equity we were able to issue in February 2011 (see Note 1—“Description of Business—Significant Developments” of the Notes to the Consolidated Financial Statements included in this Report); (6) the potential outcome with respect to the governmental inquiries, litigation or other matters described in Note 16—“Commitments and Contingencies” of the Notes to the Consolidated Financial Statements included in this Report; and (7) our ability to comply with debt covenants. Our assessment was further affected by our fiscal year 2011 net loss of $174.0 million, our net income for the three months ended June 30, 2011 of $23.5 million, which includes a non-cash gain of $60.9 million related to warrants. Excluding the non-cash gain, our net loss would have been $37.4 million for the three months ended June 30, 2011. Our outstanding balance of cash and cash equivalents was $108.8 million as of June 30, 2011. For periods subsequent to June 30, 2011, we expect losses to continue because we are unable to generate any significant revenues from more of our own manufactured products until we are able to begin selling more of our approved products with FDA’s approval and, with respect to products manufactured for us by third parties, until after we are able to generate significant sales of Makena™ which was approved by the FDA in February 2011. We received notification from the FDA on September 8, 2010 of approval for our discontinued generics operations to ship into the marketplace the first product approved under the consent decree, i.e., the Potassium Chloride Extended Release Capsule. We resumed shipment of extended-release potassium chloride capsule, Micro-K® 10mEq and Micro-K® 8mEq, in September 2010, resumed shipments of the generic version of Potassium Chloride Extended Release Capsule in December 2010 and we began shipping Makena™ in March 2011. We have continued to ship Evamist®, which is manufactured for the Company by a third party, during the period covered by the consent decree. We are continuing to prepare other products for FDA inspection and do not expect to resume shipping other products until prior to the end of calendar year 2011, at the earliest. In addition, we must meet ongoing operating costs as well as costs related to the steps we are currently taking to introduce Makena™, and to prepare for introducing and reintroducing other approved products to the market. If we are not able to obtain the FDA’s clearance to resume manufacturing and distribution of more of our approved products in a timely manner and at a reasonable cost, or if revenues from the sale of approved products introduced or reintroduced into the market place prove to be insufficient, our financial position, results of operations, cash flows and liquidity will continue to be materially adversely affected. These conditions raise substantial doubt about our ability to continue as a going concern.

Based on current financial projections, we believe the continuation of our Company as a going concern is primarily dependent on our ability to address, among other factors: (1) actions taken by the FDA, CMS and state Medicaid agencies that compromise the orphan drug exclusivity for Makena™; (2) sales of Makena™, which was approved by the FDA in February 2011; (3) the timing, number and revenue generation of approved products that will be introduced or reintroduced to the market and the related costs; (4) the suspension of shipment of all products manufactured by us and the requirements under the consent decree with the FDA (other than the Potassium Chloride Extended Release Capsule, including Micro-K® 10mEq and Micro-K® 8mEq, products that are the subject of the FDA notification letter discussed above); (5) the possibility that we will need to obtain additional capital; (6) the potential outcome with respect to the governmental inquiries, litigation or other matters described in Note 16—“Commitments and Contingencies” of the Notes to Consolidated Financial Statements included in this Report; and (7) compliance with our debt covenants. While we address these matters, we must continue to meet expected near-term obligations, including normal course operating cash requirements and costs associated with introducing or reintroducing approved products to the market (such as costs related to our employees, facilities and FDA compliance), remaining payments associated with the acquisition and retention of the rights to Makena™ (see Note 5—“Acquisition” of the Notes to Consolidated Financial Statements included in this Report), the financial obligations pursuant to the plea agreement, costs associated with our legal counsel and consultant fees, as well as the significant costs associated with the steps taken by us in connection with the consent decree and the litigation and governmental inquiries. If we are not able to obtain the FDA’s clearance to resume manufacturing and distribution of certain or many of our approved products in a timely manner and at a reasonable cost and/or if we are unable to successfully commercialize Makena™, and/or if we experience adverse outcomes with respect to any of the governmental inquiries or litigation described in Note 16—“Commitments and Contingencies” of the Notes to Consolidated Financial Statements included in this Report, our financial position, results of operations, cash flows and liquidity will continue to be materially adversely affected. See “Risk Factors” included in Item II, Part 1A of this Report regarding additional risks we face with respect to these matters.

In the near term, we are focused on performing the following: (1) addressing actions taken by the FDA, CMS and state Medicaid agencies that compromised the orphan drug exclusivity for Makena™; (2) the continued commercial launch of Makena™; (3) meeting the requirements of the consent decree, which will allow our approved products to be reintroduced to the market (other than the Potassium Chloride Extended Release Capsule products, including Micro-K® 10mEq and Micro-K® 8mEq, that are the subject of the FDA notification letter previously discussed); (4) the divestiture of Nesher and the Company’s generics business; and (5) pursuing various means to minimize operating costs and increase cash. Since December 31, 2010, the Company has generated non-recurring cash proceeds to support its on-going operating and compliance requirements from a $32.3 million private placement of Class A Common Stock in February 2011 and $225 million from the 2015 Notes in March 2011 (which were used, in part, to repay all existing obligations under the agreement with U.S. Healthcare) (see Note 12—“Long-Term Debt” of the Notes to Consolidated Financial Statements included in this Report for a description of the 2015 Notes). While the cash proceeds received to date were sufficient to meet near-term cash requirements, we are pursuing ongoing efforts to increase cash, including, the continued implementation of cost savings, the divestiture of Nesher and the Company’s generics business and other assets and the return of certain additional approved products to market in a timely manner. We cannot provide assurance that we will be able to realize additional cost reductions from reducing our operations, that some or many of our approved products can be returned to the market in a timely manner (other than the Potassium Chloride Extended Release Capsule, including Micro-K® 10mEq and Micro-K® 8mEq products that are the subject of the FDA notification letter previously discussed above), that our higher profit approved products will return to the market in the near term or at all or that we can obtain additional cash through asset sales or the sale of equity or the successful commercial launch of Makena™. If we are unsuccessful in our efforts to address the actions taken by the FDA, CMS and state Medicaid agencies that compromise the orphan drug exclusivity for Makena™, increase sales of Makena™, introduce or return our products to market at adequate levels, or to sell assets or raise additional equity, we may be required to further reduce our operations, including further reductions of our employee base, or we may be required to cease certain or all of our operations in order to offset the lack of available funding.

In June 2011, we entered into an agreement to sell the generics business and on August 8, 2011 we completed the sale. The sale of a business involves a number of risks, including the diversion of management and employee attention, significant costs and expenses, the loss of customer relationships, a decrease in revenues and earnings associated with the divested business, and the disruption of operations in the affected business. In addition, divestitures potentially involve significant post-closing separation activities, which could involve the expenditure of significant financial and employee resources. Inability to manage the post-separation transition arrangements could adversely affect our business, financial condition, results of operations and cash flows.

Current and Anticipated Liquidity Position

At June 30, 2011, we had approximately $109 million in cash and cash equivalents, excluding restricted cash and amounts held in escrow. During the quarter ended June 30, 2011 we had total cash inflows of approximately $30 million that were primarily attributable to cash collections from our customers – the majority of which, related to sales of MakenaTM that occurred in March 2011. Our cash expenditures during the quarter ended June 30, 2011 were approximately $59 million which included approximately $33 million for on-going operating expenses, $4 million for debt service payments, $2 million in legal payments, $5 million for costs related to our FDA consultants and other compliance related costs and approximately $15 million in cash expenditures for customer allowances, which resulted primarily from compensating our customers for the 54% decrease in the list price of MakenaTM after the product was first shipped to them in March 2011.

We currently project that our cash balance at September 30, 2011 will be in the range of $105 million to $115 million, excluding restricted cash and amounts held in escrow. We currently estimate that during the quarter ending September 30, 2011, we will generate cash of $55 million to $60 million from the collection of customer receivables, the monetization of certain assets, and the collection of net proceeds from the sale of our generics business, Nesher Pharmaceuticals, to Zydus Pharmaceuticals (USA), Inc. Barring any actions we may take to reduce our operating expenses, we currently estimate that during the quarter ending September 30, 2011 our cash expenditures for operating costs will be approximately $35 million to $40 million for on-going operating expenses, approximately $14 million to $15 million for debt service payments (including $13.5 million held in an escrow account for the first semi-annual interest payment on the 2015 Notes that is included in restricted cash), and approximately $7 million to $8 million for costs related to our FDA compliance and other compliance-related costs. In addition, we expect that our cash expenditures in the quarter ending September 30, 2011 will include customer allowances of approximately $9 million to $11 million. In addition to the aforementioned cash expenditures, we will also expend $7.5 million from an escrow account to U.S. Healthcare because certain conditions related to the trading price of our Class A common stock were not met.

Barring any actions we may take to reduce our operating expenses we expect our future cash operating outlays will decrease by approximately 25% due to the sale of our generics business, excluding milestone payments to Hologic, scheduled payments to the Department of Justice, debt repayments, and customer allowances. Our future cash inflows will be generated primarily from collection of customer receivables. The majority of our cash inflow from customer collections for periods beyond June 30, 2011 is expected to be derived from sales of Makena™ and from on-going sales of Evamist®. We also expect to return Clindesse® and Gynazole-1® to the market prior to the end of calendar year 2011, at the earliest. However, we are currently unable to estimate the amount or timing of collections from sales of our products for periods beyond September 30, 2011.

At June 30, 2011, we had $472.2 million of outstanding debt, net of loan discounts, consisting of $218.7 million of 2015 Notes, $200.0 million principal amount of convertible notes, $21.0 million of collateralized borrowing related to ARS and $32.5 million remaining principal balance of a mortgage loan.

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

On March 17, 2011, we completed the 2015 Notes Offering that generated approximately $218 million of net proceeds (see Note 12—“Long-term Debt” of the Notes to Consolidated Financial Statements included in this Report). A portion of the proceeds from the 2015 Notes were used to repay existing obligations to U.S. Healthcare of approximately $61 million (which amount includes an applicable make-whole premium), establish a one-year interest reserve for the 2015 Notes totaling $27 million, and pay fees and expenses associated with the 2015 Notes of approximately $10 million. In connection with these payments, the Company also terminated all future loan commitments with U.S. Healthcare. Net cash provided to the Company from the 2015 Notes Offering, after payment of the items noted above, was approximately $120 million. The 2015 Notes were offered only to accredited investors pursuant to Regulation D under the Securities Act of 1933, as amended.

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

The following table reflects the three months ended June 30, 2011 activity for each accounts receivable reserve (in millions):

	Beginning Balance	Current Provision Related to Sales Made in the Current Period	Current Provision Related to Sales Made in the Prior Periods	Actual Returns or Credits in the Current Period	Ending Balance
Quarter ended June 30, 2011
Accounts Receivable Reserves:
Chargebacks	$2.9	$0.3	$—	$(0.2)	$3.0
Cash discounts and other allowances	1.0	0.1	—	0.4	1.5
Liabilities:
Sales rebates	1.1	0.9	—	(0.6)	1.4
Sales returns	4.8	0.3	—	(0.9)	4.2
Medicaid rebates	6.9	—	—	(0.6)	6.3
Product recall returns	3.1	—	—	—	3.1
Failure to supply claims	10.0	—	—	—	10.0
Price protection	25.8	—	—	(25.7)	0.1
Other	0.7	0.2	—	(0.5)	0.4

Total	$56.3	$1.8	$—	$(28.1)	$30.0

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

The decrease in the accounts receivable and accrued liability reserves of $26.3 million was primarily the result of applying credits owed to our customers associated with price protection related to Makena™. The list price was decreased from $1,500 per injection to $690 per injection.

The following table reflects the fiscal year 2011 activity for each accounts receivable reserve (in millions):

	Beginning Balance	Current Provision Related to Sales Made in the Current Period	Current Provision Related to Sales Made in the Prior Periods	Actual Returns or Credits in the Current Period	Ending Balance
Year Ended March 31, 2011
Accounts Receivable Reserves:
Chargebacks	$—	$3.3	$—	$(0.4)	$2.9
Cash discounts and other allowances	0.1	1.3	—	(0.4)	1.0
Liabilities:
Sales rebates	1.0	2.2	—	(2.1)	1.1
Sales returns	7.3	2.1	—	(4.6)	4.8
Medicaid rebates	3.6	3.3	—	—	6.9
Product recall returns	2.9	0.2	—	—	3.1
Failure to supply claims	12.3	—	—	(2.3)	10.0
Price protection	—	26.0	—	(0.2)	25.8
Other	0.3	0.7	—	(0.3)	0.7

Total	$27.5	$39.1	$—	$(10.3)	$56.3

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

Intangible and Other Long-Lived Assets Our intangible assets principally consist of product rights, license agreements and trademarks resulting from product acquisitions and legal fees and similar costs relating to the development of patents and trademarks. Intangible assets that are acquired are stated at cost, less accumulated amortization, and are amortized on a straight-line basis over their estimated useful lives, which range from seven to 20 years. We determine amortization periods for intangible assets that are acquired based on our assessment of various factors impacting estimated useful lives and cash flows of the acquired products. Such factors include the product’s position in its life cycle, the existence or absence of like products in the market, various other competitive and regulatory issues, and contractual terms. Significant changes to any of these factors may result in a reduction in the intangible asset’s useful life and an acceleration of related amortization expense.

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

During the assessment as of June 30, 2011, management did not identify any events that were indicative of impairment. However, any significant changes in actual future results from the assessment used to perform the quarterly evaluation, such as lower sales, increases in production costs, technological changes or decisions not to produce or sell products, could result in impairment of these intangible assets at a future date. See additional discussion in Note 2 – “Basis of Presentation—Use of Estimates” in this Report for the potential triggering events of an impairment.

Contingencies We are involved in various legal proceedings, some of which involve claims for substantial amounts. An estimate is made to accrue for a loss contingency relating to any of these legal proceedings if we determine it is probable that a liability was incurred as of the date of the financial statements and the amount of loss can be reasonably estimated. Because of the subjective nature inherent in assessing the future outcome of litigation and because of the potential that an adverse outcome in legal proceedings could have a material impact on our financial condition or results of operations, such estimates are considered to be critical accounting estimates. We have reviewed and determined that at June 30, 2011, there were certain legal proceedings in which we are involved that met the conditions described above. Accordingly, we have accrued a loss contingency relating to such legal proceedings.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market risk stems from fluctuating interest rates associated with our investment securities and our variable rate indebtedness that is subject to interest rate changes.

At June 30, 2011, our investment securities included $25.8 million in principal amount of auction rate securities (“ARS”) (see Note 7—“Investment Securities” of the Notes to the Consolidated Financial Statements included in this Report for more information regarding the settlement agreement and the proceeds received in connection therewith). Consistent with our investment policy guidelines, the ARS held by us are AAA-rated securities with long-term nominal maturities secured by student loans which are guaranteed by the U.S. Government. Liquidity for the ARS is typically provided by an auction process which allows holders to sell their notes and resets the applicable interest rate at pre-determined intervals, typically between seven to 35 days. However, with the liquidity issues experienced in global credit and capital markets, the ARS experienced failed auctions beginning in February 2008 and throughout fiscal years 2009, 2010 and 2011. An auction failure means that the parties wishing to sell their securities could not be matched with an adequate volume of buyers. The securities for which auctions have failed continue to accrue interest at the contractual rate and continue to be auctioned every seven, 14, 28 or 35 days, as the case may be, until the auction succeeds, the issuer calls the securities, or they mature.

The annual favorable impact on our net income as a result of a 100 basis point (where 100 basis points equals 1%) increase in short-term interest rates would be approximately $1.3 million based on our average cash and cash equivalents balances at June 30, 2011, compared to an increase of $0.4 million at March 31, 2011.

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

On March 17, 2011, the Company completed the offering and sale of the 2015 Notes. The 2015 Notes bear interest at an annual rate of 12% per year, payable semiannually in arrears on March 15 and September 15 of each year, commencing September 15, 2011. The 2015 Notes will mature March 15, 2015. After an original issue discount of 3%, the Company received proceeds of $218.3 million which were used to fund a first-year interest reserve totaling $27.0 million (reflected as restricted cash on the balance sheet), repay all existing obligations to U.S. Healthcare totaling approximately $61.1 million and pay fees and expenses associated with the offering of the 2015 Notes of approximately $10.0 million. In connection with these payments, the Company also terminated all future loan commitments with U.S. Healthcare. The remaining proceeds, totaling approximately $120.0 million will be used for general corporate purposes, including the launch of Makena™. The 2015 Notes were offered only to accredited investors pursuant to Regulation D under the Securities Act of 1933, as amended (See Note 12—“Long-Term Debt” for a description of the 2015 Notes of the Notes to Consolidated Financial Statements in this Report).

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

An evaluation was conducted under the supervision and with the participation of our management, including the Chief Executive Officer (the “CEO”) and Chief Financial Officer (the “CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2011. As a result of the material weaknesses in our internal control over financial reporting described below, our CEO and CFO have concluded that our disclosure controls and procedures were not effective as of June 30, 2011.

As described in Item 9A—“Controls and Procedures” of our 2011 Form 10-K, management determined that the following material weaknesses existed in our internal control over financial reporting. As of June 30, 2011, these material weaknesses have not been remediated.

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

•

retained outside consultants and counsel for FDA regulatory matters and, with their assistance, reviewed and revised our policies, procedures and practices to enhance compliance with the FDA’s current good manufacturing practice requirements;

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

(b) Changes in Internal Control over Financial Reporting

Other than as described above under Remediation Activities; some of which represent continual efforts which culminated to remediate several previously identified material weaknesses, there were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act) during the quarter ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

The information set forth under Note 16—“Commitments and Contingencies” of the Notes to the Consolidated Financial Statements included in Part I, Item 1 in this Report is incorporated in this Part II, Item 1 by reference.

Item 1A.	RISK FACTORS

See also Part I, Item 1A “Risk Factors” in the Company’s Annual Report on Form 10-K for the year-ended March 31, 2011.

Risks Relating to Our Business

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

The assessment of our ability to continue as a going concern was made by management considering, among other factors: (1) our ability to address actions taken by the FDA, CMS and state Medicaid agencies that compromise the orphan drug exclusivity for Makena™; (2) our ability to obtain future revenues from sales of Makena™ sufficient to meet our future needs and expectations; (3) the timing and number of approved products that will be reintroduced to the market and the related costs; (4) the suspension of shipment of all products manufactured by us and the requirements under the consent decree with the FDA; (5) the possibility that we may need to obtain additional capital despite the proceeds from the offering of the 2015 Notes in March 2011 and the equity we were able to issue in February 2011 (see Note 1—“Description of Business—Significant Developments” of the Notes to Consolidated Financial Statements included in this Report); (6) the potential outcome with respect to the governmental inquiries, litigation or other matters described in Note 16—“Commitments and Contingencies” of the Notes to Consolidated Financial Statements included in this Report; and (7) our ability to comply with debt covenants. Our assessment was further affected by our fiscal year 2011 net loss of $174.0 million, our net income for the three months ended June 30, 2011 of $23.5 million, which includes a non-cash gain of $60.9 million related to warrants. Excluding the non-cash gain, our net loss would have been $37.4 million for the three months ended June 30, 2011. Our outstanding balance of cash and cash equivalents was $108.8 million as of June 30, 2011. For periods subsequent to June 30, 2011, we expect losses to continue because we are unable to generate any significant revenues from more of our own manufactured products until we are able to begin selling more of our approved products with FDA’s approval and, with respect to products manufactured for us by third parties, until after we are able to generate significant sales of Makena™ which was approved by the FDA in February 2011. We received notification from the FDA on September 8, 2010 of approval for our discontinued generics operations to ship into the marketplace the first product approved under the consent decree, i.e., the Potassium Chloride Extended Release Capsule. We resumed shipment of extended-release potassium chloride capsule, Micro-K® 10mEq and Micro-K® 8mEq, in September 2010, resumed shipments of the generic version of Potassium Chloride Extended Release Capsule in December 2010 and we began shipping Makena™ in March 2011. We have continued to ship Evamist®, which is manufactured for the Company by a third party, during the period covered by the consent decree. We are continuing to prepare other products for FDA inspection and do not expect to resume shipping other products until prior to the end of calendar year 2011, at the earliest. In addition, we must meet ongoing operating costs as well as costs related to the steps we are currently taking to introduce Makena™, and to prepare for introducing and reintroducing other approved products to the market. If we are not able to obtain the FDA’s clearance to resume manufacturing and distribution of more of our approved products in a timely manner and at a reasonable cost, or if revenues from the sale of approved products introduced or reintroduced into the market place prove to be insufficient, our financial position, results of operations, cash flows and liquidity will continue to be materially adversely affected. These conditions raise substantial doubt about our ability to continue as a going concern.

Based on current financial projections, we believe the continuation of our Company as a going concern is primarily dependent on our ability to address, among other factors: (1) actions taken by the FDA, CMS and state Medicaid agencies that compromise the orphan drug exclusivity for Makena™; (2) sales of Makena™, which was approved by the FDA in February 2011; (3) the timing, number and revenue generation of approved products that will be introduced or reintroduced to the market and the related costs; (4) the suspension of shipment of all products manufactured by us and the requirements under the consent decree with the FDA (other than the Potassium Chloride Extended Release Capsule, including Micro-K® 10mEq and Micro-K® 8mEq, products that are the subject of the FDA notification letter discussed above); (5) the possibility that we will need to obtain additional capital; (6) the potential outcome with respect to the governmental inquiries, litigation or other matters described in Note 16—“Commitments and Contingencies” of the Notes to Consolidated Financial Statements included in this Report; and (7) compliance with our debt covenants. While we address these matters, we must continue to meet expected near-term obligations, including normal course operating cash requirements and costs associated with introducing or reintroducing approved products to the market (such as costs related to our employees, facilities and FDA compliance), remaining payments associated with the acquisition and retention of the rights to Makena™ (see Note 5—“Acquisition” of the Notes to Consolidated Financial Statements included in this Report), the financial obligations pursuant to the plea agreement, costs associated with our legal counsel and consultant fees, as well as the significant costs associated with the steps taken by us in connection with the consent decree and the litigation and governmental inquiries. If we are not able to obtain the FDA’s clearance to resume manufacturing and distribution of certain or many of our approved products in a timely manner and at a reasonable cost and/or if we are unable to successfully commercialize Makena™, and/or if we experience adverse outcomes with respect to any of the governmental inquiries or litigation described in Note 16—“Commitments and Contingencies” of the Notes to Consolidated Financial Statements included in this Report, our financial position, results of operations, cash flows and liquidity will continue to be materially adversely affected.

In the near term, we are focused on performing the following: (1) addressing actions taken by the FDA, CMS and state Medicaid agencies that compromise the orphan drug exclusivity for Makena™; (2) the continued commercial launch of Makena™; (3) meeting the requirements of the consent decree, which will allow our approved products to be reintroduced to the market (other than the Potassium Chloride Extended Release Capsule products, including Micro-K® 10mEq and Micro-K® 8mEq, that are the subject of the FDA notification letter previously discussed); (4) the divestiture of Nesher and the Company’s generics business; and (5) pursuing various means to minimize operating costs and increase cash. Since December 31, 2010, the Company has generated non-recurring cash proceeds to support its on-going operating and compliance requirements from a $32.3 million private placement of Class A Common Stock in February 2011 and the 2015 Notes in March 2011 (which were used, in part, to repay all existing obligations under the agreement with U.S. Healthcare) (see Note 12—“Long-Term Debt” of the Notes to Consolidated Financial Statements included in this Report for a description of the 2015 Notes). While the cash proceeds received to date were sufficient to meet near-term cash requirements, we are pursuing ongoing efforts to increase cash, including, the continued implementation of cost savings, the divestiture of Nesher and the Company’s generics business and other assets and the return of certain additional approved products to market in a timely manner. We cannot provide assurance that we will be able to realize additional cost reductions from reducing our operations, that some or many of our approved products can be returned to the market in a timely manner (other than the Potassium Chloride Extended Release Capsule, including Micro-K® 10mEq and Micro-K® 8mEq products that are the subject of the FDA notification letter previously discussed above), that our higher profit approved products will return to the market in the near term or at all or that we can obtain additional cash through asset sales or the sale of equity or the successful commercial launch of Makena™. If we are unsuccessful in our efforts to address the actions taken by the FDA, CMS and state Medicaid agencies that compromise the orphan drug exclusivity for Makena™ , increase sales of Makena™ , introduce or return our products to market at adequate levels, or to sell assets or raise additional equity, we may be required to further reduce our operations, including further reductions of our employee base, or we may be required to cease certain or all of our operations in order to offset the lack of available funding.

In June 2011, we entered into an agreement to sell the generics business and on August 8, 2011 we completed the sale. The sale of a business involves a number of risks, including the diversion of management and employee attention, significant costs and expenses, the loss of customer relationships, a decrease in revenues and earnings associated with the divested business, and the disruption of operations in the affected business. In addition, divestitures potentially involve significant post-closing separation activities, which could involve the expenditure of significant financial and employee resources. Inability to manage the post-separation transition arrangements could adversely affect our business, financial condition, results of operations and cash flows.

The Company faces significant challenges in overcoming the actions of the FDA and other federal and state agencies related to Makena™.

The FDA’s decision to decline to take enforcement action with regards to compounded alternative products despite the Company’s orphan drug exclusivity, CMS policy permitting Medicaid program reimbursement of such products, and resulting coverage decisions by various state Medicaid and commercial payors have had, and are likely to continue to have, a significant adverse impact on the Company’s sales revenues for Makena™. If we are unable to reverse or overcome such actions, the resulting impact on Makena™ sales revenues is likely to have a material adverse effect on the Company’s operations and financial results, including, without limitation, its ability to continue as a going concern.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchase of Equity Securities by the Company

The following table provides information about purchases we made of our common stock during the quarter ended June 30, 2011:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs
April 1–30, 2011	—	$—	—	—
May 1–31, 2011	—	—	—	—
June 1–30, 2011	—	—	—	—

Total	—	$—	—	—

Item 6.	EXHIBITS

2.1	Asset Purchase Agreement dated as of June 2, 2010 by and among Particle Dynamics International, LLC, Particle Dynamics, Inc., Drug Tech Corporation and KV Pharmaceutical Company, incorporated herein by reference to Exhibit 2.1 filed with our Current Report on Form 8-K, filed June 8, 2010

3.1	Certificate of Incorporation, as amended through September 5, 2008, incorporated herein by reference to Exhibit 3.1 filed with our Annual Report on Form 10-K for the fiscal year ended March 31, 2009, filed March 25, 2010.

3.2	By-Laws, as amended through December 29, 2009, incorporated herein by reference to Exhibit 3.2 filed with our Current Report on Form 8-K, filed January 4, 2010.

10.1	Amendment, dated July 25, 2011, to Employment Agreement between the Company and Gregory J. Divis.**

10.2	Offer letter between the Company and Patrick Christmas.**

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101	The following financial statements from K-V Pharmaceutical Company Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, filed on August 9, 2011, formatted in XBRL: (i) Consolidated Statements of Operations, (ii) Consolidated Balance Sheets, (iii) Consolidated Statements of Cash Flows, (iv) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.

*	Filed herewith
**	Management contract or compensation plan, filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

K-V PHARMACEUTICAL COMPANY
Date: August 9, 2011

	By:	/s/ Gregory J. Divis

Gregory J. Divis President and Chief Executive Officer (Principal Executive Officer)
Date: August 9, 2011

	By:	/s/ Thomas S. McHugh

Thomas S. McHugh Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description

2.1	Asset Purchase Agreement dated as of June 2, 2010 by and among Particle Dynamics International, LLC, Particle Dynamics, Inc., Drug Tech Corporation and KV Pharmaceutical Company, incorporated herein by reference to Exhibit 2.1 filed with our Current Report on Form 8-K, filed June 8, 2010.

3.1	Certificate of Incorporation, as amended through September 5, 2008, incorporated herein by reference to Exhibit 3.1 filed with our Annual Report on Form 10-K for the fiscal year ended March 31, 2009, filed March 25, 2010.

3.2	By-Laws, as amended through December 29, 2009, incorporated herein by reference to Exhibit 3.2 filed with our Current Report on Form 8-K, filed January 4, 2010.

10.1	Amendment, dated July 25, 2011, to Employment Agreement between the Company and Gregory J. Divis**

10.2	Offer letter between the Company and Patrick Christmas.**

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101	The following financial statements from K-V Pharmaceutical Company Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, filed on August 9, 2011, formatted in XBRL: (i) Consolidated Statements of Operations, (ii) Consolidated Balance Sheets, (iii) Consolidated Statements of Cash Flows, (iv) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.

*	Filed herewith
**	Management contract or compensation plan, filed herewith