Form 10-Q/A
period 2010-12-31
KV PHARMACEUTICAL CO /DE/
filed 2011-12-08
CIK 57055

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

2280 Schuetz Road, St. Louis, MO 63146

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A (the “Report”) amends our Quarterly Report on Form 10-Q for the three and nine months ended December 31, 2010 that we filed on March 31, 2011 (the “Original Form 10-Q”).

Restatement of Consolidated Financial Statements (the “Restatement”)

The Company issued warrants to purchase shares of its Class A Common Stock in November 2010 and March 2011 as described in Note 1—“Description of Business” to the Notes to Consolidated Financial Statements (“Note 1”) in this Report (the “Warrants”), to its lenders in connection with certain financing transactions.

The Company originally classified the Warrants as equity instruments from their respective issuance dates until the March 17, 2011 amendment of the Warrant provisions which added a contingency feature and an escrow requirement as described in Note 12. At that date, the Warrants were revalued and reclassified from equity to liabilities. The Company also had originally used a Black-Scholes option valuation model to determine the value of the Warrants. Upon a re-examination of the provisions of the Warrants, the Company determined that the non-standard anti-dilution provisions contained in the Warrants require that (a) the Warrants all be treated as liabilities from their respective issuance dates and (b) their value should be calculated utilizing a valuation model which considers the mandatory conversion features of the Warrants and the possibility that the Company may issue additional common shares or common share equivalents that, in turn, could result in a change to the number of shares issuable upon exercise of the Warrants and the related exercise price. As a result, the Company has revalued the Warrants from their respective dates of issuance using a Monte Carlo simulation model.

As a result of the foregoing, on November 7, 2011, the Audit Committee of our Board of Directors, upon recommendation from management, determined that the previously issued consolidated financial statements included in our Original Form 10-K and in our Quarterly Reports on Form 10-Q for the quarters ended December 31, 2010 and June 30, 2011 should not be relied upon. The restatements did not change the Company’s reported cash and cash equivalents, operating expenses, operating losses or cash flows from operations for any period or date. This Report on form 10-Q/A contains the restated financial statements as of and for the three and nine months ended December 31,2010.

This Report does not reflect events occurring after the filing of the Original Form 10-Q and does not revise or update disclosure affected by subsequent events. In addition, forward-looking statements made in the Original Form 10-Q have not been revised to reflect the passage of time, events, results or developments that occurred or facts that became known to us after the Original Form 10-Q, and such forward-looking statements should be read in their historical context and in the context of our subsequent reports filed with the SEC.

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

All statements that address expectations or projections about the future, including, without limitation, statements about product launches, governmental and regulatory actions and proceedings, market position, revenues, expenditures and the impact of the recall and suspension of shipments on revenues, and other financial results, are forward-looking statements.

All forward-looking statements are based on current expectations and are subject to risk and uncertainties. In connection with the PSLRA’s “safe harbor” provisions, we provide the following cautionary statements identifying important economic, competitive, political, regulatory and technological factors, among others, that could cause actual results or events to differ materially from those set forth or implied by the forward-looking statements and related assumptions. Such factors include (but are not limited to) the following:

(1)	our ability to continue as a going concern, as discussed in Note 3—“Going Concern and Liquidity Considerations” in the Notes to the Consolidated Financial Statements included in Part I of this Report;

(2)	risks associated with the introduction and growth strategy related to the Company’s Makena® product, including:

(a)	the impact of competitive, commercial payor, governmental (including Medicaid program), physician, patient, public or political responses and reactions, and responses and reactions by medical professional associations and advocacy groups, on the Company’s sales, marketing, product pricing, product access and strategic efforts;

(b)

the possibility that the benefit of any period of exclusivity resulting from the designation of Makena® as an orphan drug may not be realized as a result of the FDA’s decision to decline to take enforcement action with regards to compounded alternatives;

(c)

the Center for Medicare and Medicaid Services’ (“CMS”) policy regarding Medicaid reimbursement for Makena®, and the resulting coverage decisions for Makena® by various state Medicaid and commercial payors;

(d)

the satisfaction or waiver of the terms and conditions for our continued ownership of the full U.S. and worldwide rights to Makena® set forth in the previously disclosed Makena® acquisition agreement, as amended; and

(e)	the number of preterm births for which Makena® may be prescribed and its safety profile and side effects profile and acceptance of the degree of patient access to and pricing;

(3)	the possibility of delay or inability to obtain U.S. Food and Drug Administration (the “FDA”) approvals of Clindesse and Gynazole-1 and the possibility that any product relaunch may be delayed or unsuccessful;

(4)	risks related to compliance with various agreements and settlements with governmental entities which are discussed in Item 2—“Management’s Discussion and Analysis of Financial Condition and Results of Operations—Discontinuation of Manufacturing and Distribution; Product Recalls; and the FDA Consent Decree” in this Report, including:

(a)	the consent decree between the Company and the FDA and the Company’s suspension in 2008 and 2009 of the production and shipment and the nationwide recall of all of the products that it formerly manufactured, as well as the related material adverse effect on our revenue, assets and liquidity and capital resources;

(b)	the agreement between the Company and the Office of Inspector General of the U.S. Department of Health and Human Services (“HHS OIG”) to resolve the risk of potential exclusion of the Company from participation in federal healthcare programs; and

(c)	our ability to comply with the plea agreement between a now-dissolved subsidiary of the Company and the U.S. Department of Justice;

(5)	the availability of raw materials and/or products manufactured for the Company under contract manufacturing agreements with third parties;

(6)	risks that the Company may not ultimately prevail in or that insurance proceeds will be insufficient to cover potential losses that may arise from litigation discussed in Note 16—“Commitments and Contingencies—Litigation and Governmental Inquiries” of the Notes to the Consolidated Financial Statements in Part I of this Report, including:

(a)	the series of putative class action lawsuits alleging violations of the federal securities laws by the Company and certain individuals;

(b)	product liability lawsuits;

(c)	lawsuits pertaining to indemnification and employment agreement obligations involving the Company and its former Chief Executive Officer;

(d)	the possibility that the pending lawsuits and investigation by HHS OIG regarding potential false claims under the Title 42 of the U.S. Code could result in significant civil fines or penalties, including exclusion from participation in federal healthcare programs such as Medicare and Medicaid and the possibility; and

(e)	challenges to our intellectual property rights by actual or potential competitors and challenges to other companies’ introduction or potential introduction of generic or competing products by third parties against products sold by the Company;

(7)	the possibility that our current estimates of the financial effect of previously announced product recalls could prove to be incorrect;

(8)	risks related to the Company’s highly leveraged capital structure discussed in Item 2—“Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources,” including:

(a)	the risk that our debt obligations may be accelerated due to our inability to comply with covenants and restrictions contained in our loan agreements;

(b)	restrictions on the ability to increase our revenues through certain transactions, including the acquisition or in-licensing of products; and

(c)	risks that present or future changes in the Board of Directors may lead to an acceleration of the Company’s debt;

(9)	the risk that we may not be able satisfy the quantitative listing standards of the New York Stock Exchange, including with respect to minimum share price and public float; and

(10)	the risks detailed from time to time in the Company’s filings with the SEC. This discussion is not exhaustive, but is designed to highlight important factors that may impact our forward-looking statements.

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

PART I. FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

K-V PHARMACEUTICAL COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited; dollars and number of shares in thousands, except per share data)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2010 (As Restated)	2009	2010 (As Restated)	2009
Net revenues	$5,420	$147,480	$12,103	$157,027
Cost of sales	7,333	37,052	26,268	65,850

Gross (loss) profit	(1,913)	110,428	(14,165)	91,177

Operating expenses:
Research and development	4,236	7,273	16,999	24,727
Selling and administrative	24,208	33,101	74,330	101,013
Litigation and governmental inquiries, net	—	150	8,653	5,003
Gain on sale of assets	—	(14,500)	(10,938)	(14,500)

Total operating expenses	28,444	26,024	89,044	116,243

Operating (loss) income	(30,357)	84,404	(103,209)	(25,066)

Other expense (income):
Loss on extinguishment of debt	9,418	—	9,418	—
Change in warrant liability	1,510	—	1,510	—
Interest, net and other	3,948	1,226	8,349	3,752

Total other expense, net	14,876	1,226	19,277	3,752

(Loss) income from continuing operations before income taxes	(45,233)	83,178	(122,486)	(28,818)
Income tax (benefit) provision	2,559	(24,157)	2,508	(23,807)

(Loss) income from continuing operations	(47,792)	107,335	(124,994)	(5,011)

Net income from discontinued operations (net taxes of $-, $ 725, $1,283 and $2,671)	—	1,252	2,211	4,609
Gain on sale of discontinued operations (net taxes of $-, $-, $3,405 and $-)	—	—	5,874	—

Net (loss) income	$(47,792)	$108,587	$(116,909)	$(402)

Earnings (loss) per share from continuing operations:
Basic—Class A common	$(0.96)	$2.25	$(2.50)	$(0.10)
Basic—Class B common	(0.96)	1.87	(2.50)	(0.10)
Diluted—Class A common	(0.96)	1.77	(2.50)	(0.10)
Diluted—Class B common	(0.96)	1.52	(2.50)	(0.10)
Earnings per share from discontinued operations:
Basic and diluted—Class A and B common	$—	$0.02	$0.04	$0.09
Earnings per share from gain on sale of discontinued operations:
Basic and diluted—Class A and B common	$—	$—	$0.12	$—
Earnings per share:
Basic—Class A common	$(0.96)	$2.27	$(2.34)	$(0.01)
Basic—Class B common	(0.96)	1.89	(2.34)	(0.01)
Diluted—Class A common	(0.96)	1.79	(2.34)	(0.01)
Diluted—Class B common	(0.96)	1.54	(2.34)	(0.01)

Weighted average shares used in per share calculation:
Basic shares outstanding—Class A common	37,795	37,797	37,795	37,799
Basic and diluted shares outstanding—Class B common	12,116	11,982	12,160	12,024
Diluted shares outstanding— Class A common	49,911	61,333	49,955	49,823

See Accompanying Notes to Consolidated Financial Statements (unaudited).

K-V PHARMACEUTICAL COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share data)

	December 31, 2010 (As Restated)	March 31, 2010
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$31,654	$60,693
Receivables, net	3,869	1,255
Inventories, net	8,493	5,484
Other current assets	17,839	16,965
Current assets held for sale	—	7,316

Total Current Assets	61,855	91,713
Property and equipment, less accumulated depreciation	109,908	122,910
Investment securities	63,086	65,865
Intangible assets and goodwill, net	49,782	53,661
Other assets	11,583	17,120
Non-current assets held for sale	—	7,288

Total Assets	$296,214	$358,557

LIABILITIES
Current Liabilities:
Accounts payable	$26,565	$39,000
Accrued liabilities	58,644	68,790
Current maturities of long-term debt	107,803	63,926
Current liabilities associated with assets held for sale	—	1,078

Total Current Liabilities	193,012	172,794
Long-term debt	231,218	233,174
Warrant liabilities	23,916	—
Other long-term liabilities	47,742	47,609
Deferred tax liability	54,335	44,074

Total Liabilities	550,223	497,651

Commitments and Contingencies (see Note 16)

SHAREHOLDERS’ DEFICIT
7% cumulative convertible Preferred Stock, $.01 par value; $25.00 stated and liquidation value; 840,000 shares authorized; issued and outstanding—40,000 shares at both December 31, 2010 and March 31, 2010 (convertible into Class A shares on a 8.4375-to-one basis)	—	—
Class A and Class B Common Stock, $.01 par value; 150,000,000 and 75,000,000 shares authorized, respectively;
Class A—issued 41,157,609; outstanding 37,748,456 and 37,736,660 at December 31, 2010 and March 31, 2010, respectively	411	411
Class B—issued 12,206,857; outstanding 12,112,285 at both December 31, 2010 and March 31, 2010 (convertible into Class A shares on a one-for-one basis)	122	122
Additional paid-in capital	172,787	170,022
Retained earnings	(370,871)	(253,910)
Accumulated other comprehensive income	951	1,622
Less: Treasury stock, 3,409,073 shares of Class A and 94,572 shares of Class B Common Stock at December 31, 2010, and 3,404,366 shares of Class A and 94,572 shares of Class B Common Stock at March 31, 2010, at cost	(57,409)	(57,361)

Total Shareholders’ Deficit	(254,009)	(139,094)

Total Liabilities and Shareholders’ Deficit	$296,214	$358,557

See Accompanying Notes to Consolidated Financial Statements (unaudited).

K-V PHARMACEUTICAL COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited; dollars in thousands)

	Nine Months Ended December 31,
	2010 (As Restated)	2009
Operating Activities:
Net loss	$(116,909)	$(402)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	12,991	24,697
(Gain) Loss from sale of assets, net	(20,217)	1,157
Change in warrant liability	1,510	—
Loss on extinguishment of debt	9,418	—
Impairment of intangible assets	1,861	—
Involuntary conversion gain in discontinued operations	(3,528)	(5,600)
Deferred income tax provision	7,221	2,387
Stock-based compensation	2,571	3,602
Other	743	—
Changes in operating assets and liabilities:
Receivables, net	(1,498)	17,958
Inventories, net	(3,273)	(2,443)
Income taxes	1,403	58,212
Accounts payable and accrued liabilities	(22,575)	(70,420)
Other assets and liabilities, net	6,018	(1,477)

Net cash (used in) provided by operating activities	(124,264)	27,671

Investing Activities:
Purchase of property and equipment	(323)	(11,699)
Disposal of property and equipment	948	866
Insurance proceeds	3,528	5,600
Proceeds from sale of business/assets, net of fees	34,749	—
Sale of marketable securities	424	500

Net cash provided by (used in) investing activities	39,326	(4,733)

Financing Activities:
Principal payment on long-term debt	(22,326)	(1,982)
Proceeds from borrowing on debt	80,417	—
Redemption of collateralized obligation	(1,977)	—
Dividends paid on preferred stock	(52)	(52)
Purchase of common stock for treasury	(48)	(311)
Cash deposits received for stock options	—	2

Net cash provided by (used in) financing activities	56,014	(2,343)

(Decrease) increase in cash and cash equivalents	(28,924)	20,595
Effect of foreign exchange rate changes on cash	(115)	287

Cash and cash equivalents:
Beginning of period	60,693	75,730

End of period	$31,654	$96,612

Supplemental Information:
Interest paid	$7,842	$6,722
Income taxes paid	57	422
Stock options exercised (at expiration of two-year forfeiture period)	195	686

See Accompanying Notes to Consolidated Financial Statements (unaudited).

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollars and shares in thousands, except per share data)

1.	Description of Business

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

Significant Developments

During fiscal year 2009, the Company announced six separate voluntary recalls of certain tablet form generic products as a precaution due to the potential existence of oversized tablets. In December 2008, the U.S. Food and Drug Administration (“FDA”) began an inspection of the Company’s facilities. The Company suspended shipments of all approved tablet-form products in December 2008 and of all other drug products in January 2009. Also, in January 2009, the Company initiated a nationwide voluntary recall affecting most of its products. On March 2, 2009, the Company entered into a consent decree with the FDA regarding its drug manufacturing and distribution. The consent decree was entered by the U.S. District Court, Eastern District of Missouri, Eastern Division on March 6, 2009. As part of the consent decree, the Company agreed not to directly or indirectly do or cause the manufacture, processing, packing, labeling, holding, introduction or delivery for introduction into interstate commerce at or from any of its facilities of any drug, until the Company has satisfied certain requirements designed to demonstrate compliance with the FDA’s current good manufacturing practice (“cGMP”) regulations. The consent decree provides for a series of measures that, when satisfied, will permit the Company to resume the manufacture and distribution of approved drug products. The Company has also agreed not to distribute its products that are not FDA approved, including its prenatal vitamins and hematinic products, unless it obtains FDA approval for such products through the FDA’s New Drug Application (“NDA”) and Abbreviated New Drug Application (“ANDA”) processes. These actions and the requirements under the consent decree have had, and are expected to continue to have, a material adverse effect on the Company’s liquidity position and its results of operations. The Company does not expect to generate any significant revenues until it resumes shipping more of its approved products or until and unless the Company begins to generate significant revenues from the sale of Makena® (see Note 3 —“Going Concern and Liquidity Considerations”). In September 2010, the FDA approved the reopening of the Company’s manufacturing with respect to its first product, Potassium Chloride ER Capsules, which commenced sales in that month. Additional products are in the process of being brought back to market.

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

Financing

U.S. Healthcare Loan

On September 13, 2010, the Company entered into a loan agreement with U.S. Healthcare I, L.L.C. and U.S. Healthcare II, L.L.C., affiliates of Centerbridge Partners L.P. (collectively, “U.S. Healthcare”) for a $20,000 loan secured by assets of the Company. The loan agreement included a period of exclusivity through September 28, 2010 to negotiate an expanded, longer-term financial arrangement among the Company and U.S. Healthcare.

On November 17, 2010, the Company entered into an agreement with U.S. Healthcare for a senior secured debt financing package of up to $120,000 consisting of (1) a fully funded $60,000 term loan (the “Bridge Loan”) that retired the $20,000 loan previously provided by U.S. Healthcare on September 13, 2010, and that was provided for general corporate and working capital purposes and (2) a commitment to provide a multi-draw term loan up to an aggregate principal amount of $120,000 (the “Multi-Draw Term Loan”) with such additional draws dependent on the achievement by the Company of various conditions as outlined in the related agreement. The Company expensed approximately $1,949 of unamortized deferred financing costs related to the retirement of the $20,000 as required by accounting for debt extinguishments in the quarter ended December 31, 2010.

Under the terms of the Bridge Loan agreement, the Company paid interest at an annual rate of 16.5% (5% of which was payable in kind) with a maturity date in March 2013. The Company furnished as collateral substantially all assets of the Company to secure the loan. The Bridge Loan was guaranteed by certain of the Company’s domestic subsidiaries and the guarantors furnished as collateral substantially all of their assets to secure the guarantee obligations. In addition, the Company issued stock warrants to U.S. Healthcare granting them rights to purchase up to 12,588 shares of the Company’s Class A Common Stock (the “Initial Warrants”). The Initial Warrants have an exercise price of $1.62 per share, subject to possible anti-dilutive adjustment. These Initial Warrants were valued at $22,406 using a Monte Carlo simulation model utilizing the following assumptions: risk free rate of 1.5%; expected volatility of 99.0%; expected dividend of $0; expected life of five years and a probability of the Company issuing additional common stock (“Fundamental Transaction”) of 10% after the stock price reaches $10.00 per share.

In recording the Bridge Loan transaction, the Company allocated the proportionate share of the fair value of the Initial Warrants to the September loan. As a result of the proceeds from the Bridge Loan extinguishing the September loan, the fair value of the Initial Warrants of $7,469 allocated to the September loan was expensed as required by accounting for debt extinguishments in the quarter ended December 31, 2010.

The Company then allocated, the proportionate share of the fair value of the Initial Warrants of $14,937 as a discount to the Bridge Loan. The discount was being amortized using the effective interest method to interest expense based upon the maturity date of the Bridge Loan. In March 2011, the Company retired the Bridge Loan and expensed the remaining discount in loss on extinguishment of debt.

Restatement of Consolidated Financial Statements

The Company originally classified the Warrants as equity instruments from their respective issuance date until the March 17, 2011 amendment of the Warrant provisions which added a contingency feature and an escrow requirement as described in Note 12. At that date, the Warrants were revalued and reclassified from equity into liabilities. The Company had also originally used a Black-Scholes option valuation model to determine the value of the Warrants. Upon a re-examination of the provisions of the Warrants in November 2011, the Company determined that the non-standard anti-dilution provisions contained in the Initial Warrants and the as amended Warrants require that (a) the Warrants be treated as liabilities from their issuance date and (b) their value should be calculated utilizing a valuation model which considers the mandatory conversion features of the Warrants and the possibility that the Company issues additional common shares or common share equivalents that, in turn, could result in a change to the number of shares issuable upon exercise of the Warrants and the related exercise price. Accordingly, the Company has restated its consolidated financial statements for the fiscal year ended March 31, 2011, and for the quarters ended December 31, 2010 and June 30, 2011.

The impact of the restatement as of December 31, 2010 and for the periods then ended is described in the table below and did not change the Company’s reported cash and cash equivalents, operating expenses, operating losses or cash flows from operations.

	As Previously Reported	As Restated
Current maturities of long-term debt	$111,156	$107,803
Total current liabilities	196,365	193,012
Warrant liability	0	23,916
Total liabilities	529,660	550,223
Additional paid-in capital	192,222	172,787
Accumulated deficit	(369,743)	(370,871)
Total shareholders’ deficit	(233,446)	(254,009)

	Three Months Ended December 31, 2010		Nine Months Ended December 31, 2010
	As Previously Reported	As Restated	As Previously Reported	As Restated
Statement of Operations data:
Loss on extinguishment of debt	$9,946	$9,418	$9,946	$9,418
Change in warrant liability	0	1,510	0	1,510
Interest, net and other	3,802	3,948	8,203	8,349
Loss from continuing operations before income taxes	(44,105)	(45,233)	(121,358)	(122,486)
Loss from continuing operations	(46,664)	(47,792)	(123,866)	(124,994)
Net loss	(46,664)	(47,792)	(115,781)	(116,909)
Basic and diluted loss from continuing operations per share	(0.94)	(0.96)	(2.48)	(2.50)
Basic and diluted net loss per share	(0.94)	(0.96)	$(2.32)	(2.34)
Total comprehensive loss	(46,828)	(47,956)	(116,453)	(117,581)

Statement of Cash Flows data:
Net loss	$(46,664)	$(47,792)	$(115,781)	$(116,909)
Change in warrant liability	0	1,510	0	1,510
Loss on extinguishment of debt	9,946	9,418	9,946	9,418

Refer also to Note 18—“Subsequent Events” for discussion of other recent events and developments.

2.	Basis of Presentation

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

The most significant estimates made by management include revenue recognition and reductions to gross revenues, inventory valuation, intangible and other long-lived assets valuations, stock-based compensation, warrant valuation, income taxes, and loss contingencies related to legal proceedings. Management periodically evaluates estimates used in the preparation of the consolidated financial statements and makes changes on a prospective basis when adjustments are necessary.

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

The Company accounts for the Warrants in accordance with applicable accounting guidance in ASC 815, Derivatives and Hedging, as derivative liabilities. As such, the Warrants have been classified as long-term liabilities in the Company’s consolidated balance sheet. The Company uses the Monte Carlo simulation model to determine the fair value of the Warrants.

Revenue Recognition

During the three months ended December 31, 2009, the Company received from Purdue Pharma L.P., The P.F. Laboratories, Inc. and Purdue Pharmaceuticals L.P. (collectively “Purdue”) and sold to its customers all of the generic OxyContin® allotted under a Distribution and Supply Agreement (the “Distribution Agreement”) and recognized net revenue of approximately $143,000 in the Consolidated Statement of Operations. Additionally, the Company recorded approximately $20,000 as cost of sales for the three and nine months ended December 31, 2009, which included royalty fees and the cost of the generic OxyContin® supplied by Purdue. Accordingly, the Company recognized gross profit of approximately $123,000 in the three and nine months ended December 31,2009 as a result of the Distribution Agreement entered into with Purdue.

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

The assessment of the Company’s ability to continue as a going concern was made by management considering, among other factors: (i) the timing and number of approved products that will be introduced or reintroduced to the market and the related costs; (ii) the suspension of shipment of all products manufactured by the Company and the requirements under the consent decree with the FDA; (iii) the possibility that the Company may need to obtain additional capital despite the proceeds from the private placement of the Company’s 12% senior secured notes due 2015 (the “2011 Notes”) that it was able to obtain in March 2011 (see Note 18—“Subsequent Events”); (iv) the potential outcome with respect to the governmental inquiries, litigation or other matters described in Note 16—“Commitments and Contingencies”; and (v) the Company’s ability to comply with debt covenants. The Company’s assessment was further affected by the Company’s fiscal year 2010 net loss of $283,612, its net loss for the nine months ended December 31, 2010 of $116,909 and the outstanding balance of cash and cash equivalents of $31,654 and $60,693 as of December 31, 2010 and March 31, 2010, respectively. For periods subsequent to December 31, 2010, the Company expects losses to continue because the Company is unable to generate any significant revenues from more of its own manufactured products until the Company is able to resume shipping more of its approved products and until after the Company is able to generate significant sales of Makena® (17-alpha hydroxyprogesterone caproate) which was approved by the FDA in February 2011. The Company received notification from the FDA on September 8, 2010 of approval to ship into the marketplace the first product approved under the consent decree, i.e., Potassium Chloride ER Capsule. The Company resumed shipment of extended-release potassium chloride capsule, Micro-K® 10mEq and Micro-K® 8mEq, in September 2010, resumed shipments of its generic version, Potassium Chloride ER Capsule, in December 2010 and the Company began shipping Makena® in March 2011. The Company is continuing to prepare other products for FDA inspection and does not expect to resume shipping other products until fiscal 2012. In addition, the Company must meet ongoing operating costs as well as costs related to the steps the Company is currently taking to prepare for introducing or reintroducing its approved products to the market. If the Company is not able to obtain the FDA’s clearance to resume manufacturing and distribution of more of its approved products in a timely manner and at a reasonable cost, or if revenues from its sale of approved products introduced or reintroduced into the market place prove to be insufficient, the Company’s financial position, results of operations, cash flows and liquidity will continue to be materially adversely affected. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

Based on current financial projections, management believes the continuation of the Company as a going concern is primarily dependent on its ability to address, among other factors: (i) the successful launch and product sales of Makena®, at prices meeting the Company’s future needs and expectations; (ii) the timing, number and revenue generation of approved products that will be introduced or reintroduced to the market and the related costs; (iii) the suspension of shipment of all products manufactured by the Company and the requirements under the consent decree with the FDA (other than the Potassium Chloride ER Capsule product, including Micro-K® 10mEq and Micro-K® 8mEq, products that are the subject of the FDA notification letter previously discussed); (iv) the possibility that the Company will need to obtain additional capital (see Note 18—“Subsequent Events” for updates); (v) the potential outcome with respect to the governmental inquiries, litigation or other matters described in Note 16—“Commitments and Contingencies”; and (vi) its compliance with its debt covenants. While the Company addresses these matters, it must continue to meet expected near-term obligations, including normal course operating cash requirements and costs associated with introducing and reintroducing approved products to the market (such as costs related to its employees, facilities and FDA compliance), remaining payments associated with the acquisition and retention of its rights to Makena® (see Note 5—“Acquisitions”), the financial obligations pursuant to the plea agreement with the Department of Justice, costs associated with legal counsel and consultant fees, as well as the significant costs, such as legal and consulting fees, associated with the steps taken by the Company in connection with the consent decree and the litigation and governmental inquiries. If the Company is not able to obtain the FDA’s clearance to resume manufacturing and distribution of certain or many of its approved products in a timely manner and at a reasonable cost and/or if the Company is unable to successfully launch and commercialize Makena® and/or if the Company experiences adverse outcomes with respect to any of the governmental inquiries or litigation described in Note 16—“Commitments and Contingencies”, its financial position, results of operations, cash flows and liquidity will continue to be materially adversely affected.

In the near term, the Company is focused on the following: (i) continuing the commercial launch of Makena®; (ii) meeting the requirements of the consent decree, which will allow its approved products to be reintroduced to the market (other than the Potassium Chloride ER Capsule product, including Micro-K® 10mEq and Micro-K® 8mEq, products that are the subject of the FDA notification letter previously discussed); (iii) evaluating strategic alternatives with respect to Nesher and other assets; and (iv) pursuing various means to minimize operating costs and increase cash. Since December 31, 2010, the Company has generated non-recurring cash proceeds to support its on-going operating and compliance requirements from a $32,300 private placement of Class A Common Stock in February 2011 and a $225,000 private debt placement (see Note 18—“Subsequent Events”) in March 2011 (a portion of which was used to repay all existing obligations under the agreement with U.S. Healthcare I, L.L.C. and U.S. Healthcare II, L.L.C.)(see Note 12—“Long-Term Debt” for description of U.S. Healthcare I, L.L.C and U.S. Healthcare II, L.L.C loan). While these cash proceeds are expected to be sufficient to meet near term cash requirements, the Company is pursuing ongoing efforts to increase cash, including, but not limited to the continued implementation of cost savings, exploration of strategic alternatives with respect to Nesher and the assets and operations of the Company’s generic products business and other assets and the return of certain of the Company’s approved products to market in a timely manner (other than the Potassium Chloride ER Capsule, including Micro-K® 10mEq and Micro-K® 8mEq, products that are the subject of the FDA notification letter previously discussed). The Company cannot provide assurance that it will be able to realize the cost reductions it anticipates from reducing its operations or its employee base, that some or many of its approved products can be returned to the market in a timely manner or at all, that its higher profit approved products will return to the market in the near term or that the Company can obtain additional cash through asset sales, a successful commercial launch of Makena® or other means. If the Company is unsuccessful in its efforts to introduce or return its products to market, or if needed to sell assets and raise additional capital in the near term, the Company will be required to further reduce its operations, including further reductions of its employee base, or the Company may be required to cease certain or all of its operations in order to offset the lack of available funding.

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

On January 16, 2008, the Company entered into an Asset Purchase Agreement (the “Original Agreement”) with Cytyc Prenatal Products Corp. and Hologic, Inc. (Cytyc Prenatal Products Corp. and Hologic, Inc. are referred to collectively as “Hologic”). On January 8, 2010, the Company and Hologic entered into an Amendment (“Amendment No. 1”) to the Original Agreement, which, among other things, included a $70,000 cash payment for the exclusive rights to Makena®, which was recorded as purchased in-process research and development expense on the statement of operations for the year ended March 31, 2010. On February 4, 2011, the Company entered into a second amendment (“Amendment No. 2”) to the Original Agreement. The amendments set forth in Amendment No. 2 reduced the payment to be made on the fifth business day following the day on which Hologic gave the Company notice that the FDA has approved Makena® (the “Transfer Date”) to $12,500 and revised the schedule for making the remaining payments of $107,500. Under these revised payment provisions, after the $12,500 payment on the Transfer Date and a subsequent $12,500 payment twelve months after the date that the FDA approves Makena® (the “Approval Date”), the Company has the right to elect between the two alternate payment schedules for the remaining payments, with royalties of 5% of the net sales of Makena® payable for certain periods and under different circumstances, depending on when the Company elects to make the remaining payments. The Company may make any of the payments on or before their due dates, and the date on which the Company makes the final payment contemplated by the selected payment schedule will be the final payment date, after which royalties, if any, will cease to accrue. Under the Indenture governing the 2011 Notes, the Company shall make a $45,000 payment on or prior to the first anniversary of the Makena® NDA Approval Date; provided that notwithstanding the foregoing, the Company shall have the ability to modify the amount or timing of such payment so long as the revised payment schedule (i) is not materially less favorable to security holders of the 2011 Notes than the royalty schedule under the Makena® agreement as in effect on the issue date of the 2011 Notes and (ii) does not increase the total payments to Hologic during the term of the 2011 Notes. See Note 18—“Subsequent Events” for further description and timing of payments of Amendment No. 2.

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

Basic loss per share is computed using the weighted average number of common shares outstanding during the period except that it does not include unvested common shares subject to repurchase. Diluted loss per share is computed using the weighted average number of common shares and, if dilutive, potential common shares outstanding during the period. Potential common shares consist of the incremental common shares issuable upon the exercise of stock options and warrants, unvested common shares subject to repurchase, convertible preferred stock and convertible notes. The dilutive effects of outstanding stock options and warrants and unvested common shares subject to repurchase are determined by application of the treasury stock method. Convertible preferred stock and convertible notes are determined on an if-converted basis. The computation of diluted loss per share for Class A Common Stock assumes the conversion of the Class B Common Stock, while the diluted loss per share for Class B Common Stock does not assume the conversion of those shares.

The following tables set forth the computation of basic loss per share for the three and nine months ended December 31, 2010 and 2009:

	Three Months Ended December 31,
	2010 (As Restated)		2009
	Class A	Class B	Class A	Class B
Basic earnings (loss) per share:
Numerator:
Allocation of undistributed earnings (loss) from continuing operations	$(36,204)	$(11,606)	$84,891	$22,426
Allocation of undistributed earnings from discontinued operations	—	—	990	262

Allocation of undistributed earnings (loss)	$(36,204)	$(11,606)	$85,881	$22,688

Denominator:
Weighted average shares outstanding	37,795	12,116	37,797	11,982
Less—weighted average unvested common shares subject to repurchase	—	—	—	—

Number of shares used in per share computations	37,795	12,116	37,797	11,982

Basic earnings (loss) per share from continuing operations	$(0.96)	$(0.96)	$2.25	$1.87
Basic earnings per share from discontinued operations	—	—	0.02	0.02

Basic earnings (loss) per share	$(0.96)	$(0.96)	$2.27	$1.89

	Nine Months Ended December 31,
	2010 (As Restated)		2009
	Class A	Class B	Class A	Class B
Basic loss per share:
Numerator:
Allocation of undistributed loss from continuing operations	$(94,607)	$(30,439)	$(3,841)	$(1,222)
Allocation of undistributed earnings from discontinued operations	1,673	538	3,497	1,112
Allocation of undistributed gain on sale of discontinued operations	4,444	1,430	—	—

Allocation of undistributed loss	$(88,490)	$(28,471)	$(344)	$(110)

Denominator:
Weighted average shares outstanding	37,795	12,160	37,799	12,026
Less—weighted average unvested common shares subject to repurchase	—	—	—	(2)

Number of shares used in per share computations	37,795	12,160	37,799	12,024

Basic loss per share from continuing operations	$(2.50)	$(2.50)	$(0.10)	$(0.10)
Basic earnings per share from discontinued operations	0.04	0.04	0.09	0.09
Basic earnings per share from gain on sale of discontinued operations	0.12	0.12	—	—

Basic loss per share	$(2.34)	$(2.34)	$(0.01)	$(0.01)

The following table sets forth the computation of diluted loss per share for the three and nine months ended December 31, 2010 and 2009:

	Three Months Ended December 31,
	2010 (As Restated)		2009
	Class A	Class B	Class A	Class B
Diluted earnings (loss) per share:
Numerator:
Allocation of undistributed earnings (loss) from continuing operations	$(36,204)	$(11,606)	$84,891	$22,426
Reallocation of undistributed earnings (loss) from continuing operations as a result of conversion of Class B to Class A shares	(11,606)	—	22,426	—
Reallocation of undistributed earnings from continuing operations to Class B shares	—	—	—	(4,211)
Add—preferred stock dividends	—	—	18	—
Add—interest expense from convertible notes	—	—	909	—

Allocation of undistributed earnings (loss) from continuing operations for diluted computation	(47,810)	(11,606)	108,244	18,215

Allocation of undistributed earnings from discontinued operations	—	—	990	262
Reallocation of undistributed earnings from discontinued operations as a result of conversion of Class B to Class A shares	—	—	262	—
Reallocation of undistributed loss from discontinued operations to Class B shares	—	—	—	(51)

Allocation of undistributed earnings from discontinued operations for diluted computation	—	—	1,252	211

Allocation of undistributed earnings (loss)	$(47,810)	$(11,606)	$109,496	$18,426

Denominator:
Number of shares used in basic computation	37,795	12,116	37,797	11,982
Weighted average effect of dilutive securities:
Conversion of Class B to Class A shares	12,116	—	11,982	—
Employee stock options	—	—	2,524	—
Convertible preferred stock	—	—	338	—
Convertible notes	—	—	8,692	—

Number of shares used in per share computations	49,911	12,116	61,333	11,982

Diluted earnings (loss) per share from continuing operations	$(0.96)	$(0.96)	$1.77	$1.52
Diluted earnings per share from discontinued operations	—	—	0.02	0.02

Diluted earnings (loss) per share (1) (2)	$(0.96)	$(0.96)	$1.79	$1.54

(1)	For the three months ended December 31, 2010, there were stock options to purchase 1,635 shares (excluding 1,851 out of the money shares) of Class A Common Stock, 104 out of the money shares of Class B Common Stock, preferred shares convertible into 338 shares of Class A Common Stock, $200,000 principal amount of convertible notes convertible into 8,692 shares of Class A Common Stock and Warrants to purchase 12,588 shares of Class A Common Stock that were excluded from the computation of diluted loss and diluted loss from continuing operations per share because their effect would have been anti-dilutive.
(2)	For the three months ended December 31, 2009, there were stock options to purchase 1,691 out of the money shares of Class A Common Stock and 28 out of the money shares of Class B Common Stock that were excluded from the computation of diluted loss per share because their effect would have been anti-dilutive.

	Nine Months Ended December 31,
	2010 (As Restated)		2009
	Class A	Class B	Class A	Class B
Diluted loss per share:
Numerator:
Allocation of undistributed loss from continuing operations	$(94,607)	$(30,439)	$(3,841)	$(1,222)
Reallocation of undistributed loss from continuing operations as a result of conversion of Class B to Class A shares	(30,439)	—	(1,222)	—

Allocation of undistributed loss from continuing operations for diluted computation	(125,046)	(30,439)	(5,063)	(1,222)

Allocation of undistributed earnings from discontinued operations	1,673	538	3,497	1,112
Reallocation of undistributed earnings from discontinued operations as a result of conversion of Class B to Class A shares	538	—	1,112	—

Allocation of undistributed earnings from discontinued operations for diluted computation	2,211	538	4,609	1,112

Allocation of undistributed gain on sale of discontinued operations	4,444	1,430	—	—
Reallocation of undistributed gain on sale of discontinued operations as a result of conversion of Class B to Class A shares	1,430	—	—	—

Allocation of undistributed gain on sale of discontinued operations for diluted computation	5,874	1,430	—	—

Allocation of undistributed loss	$(116,961)	$(28,471)	$(454)	$(110)

Denominator:
Number of shares used in basic computation	37,795	12,160	37,799	12,024
Weighted average effect of dilutive securities:
Conversion of Class B to Class A shares	12,160	—	12,024	—

Number of shares used in per share computations from continuing operations	49,955	12,160	49,823	12,024

Number of shares used in per share computations from discontinuing operations	49,955	12,160	49,823	12,024

Diluted loss per share from continuing operations	$(2.50)	$(2.50)	$(0.10)	$(0.10)
Diluted earnings per share from discontinued operations	0.04	0.04	0.09	0.09
Diluted earnings per share from gain on sale of discontinued operations	0.12	0.12	—	—

Diluted loss per share (3) (4)	$(2.34)	$(2.34)	$(0.01)	$(0.01)

(3)	For the nine months ended December 31, 2010, there were stock options to purchase 1,635 shares (excluding 1,851 out of the money shares) of Class A Common Stock, 104 out of the money shares of Class B Common Stock, preferred shares convertible into 338 shares of Class A Common Stock, $200,000 principal amount of convertible notes convertible into 8,692 shares of Class A Common Stock and Warrants to purchase 12,588 shares of Class A Common Stock that were excluded from the computation of diluted loss per share because their effect would have been anti-dilutive.
(4)	For the nine months ended December 31, 2009, there were stock options to purchase 1,110 shares (excluding 3,086 out of the money shares) of Class A Common Stock, stock options to purchase 2 shares (excluding 55 out of the money shares) of Class B Common Stock, preferred shares convertible into 338 shares of Class A Common Stock and $200,000 principal amount of convertible notes convertible into 8,692 shares of Class A Common Stock that were excluded from the computation of diluted loss per share because their effect would have been anti-dilutive.

7.	Investment Securities

The carrying amount of available-for-sale securities and their approximate fair values at December 31, 2010 and March 31, 2010 were as follows:

	December 31, 2010
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Non-current auction rate securities	$61,049	$2,037	$—	$63,086

	March 31, 2010
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Non-current auction rate securities	$62,949	$2,916	$—	$65,865

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

The ARS are valued based on a discounted cash flow model that considers, among other factors, the time to work out the market disruption in the traditional trading mechanism, the stream of cash flows (coupons) earned until maturity, the prevailing risk free yield curve, credit spreads applicable to a portfolio of student loans with various tenures and ratings and an illiquidity premium. These factors were used in a Monte Carlo simulation model to derive the estimated fair value of the ARS.

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

The following tables present the Company’s fair value hierarchy as of December 31, 2010 for those financial assets and liabilities measured at fair value on a recurring basis:

	Fair Value Measurements at December 31, 2010 (As Restated)
	Total	Level 1	Level 2	Level 3
Non-current ARS	$63,086	$—	$—	$63,086
Warrant liability	$(23,916)	$—	$—	$(23,916)

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

The Company’s Warrant liability represents Warrants issued to U.S. Healthcare to purchase an aggregate of up to 12,588 shares of Class A Common Stock at an exercise price of $1.62 per share. (See Note 19—“Warrant Liability”).

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

The following table presents the changes in fair value for financial assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

Non-Current Auction Rate Securities (Level 3)
Balance at April 1, 2010	$65,865

Unrealized loss included in other comprehensive loss	(879)
Accretion of investment impairment	211
Redemptions	(2,111)

Balance at December 31, 2010	$63,086

Warrant Liability (Level 3) 2011
Balance at beginning of year	$—
Initial valuation	(22,406)
Unrealized loss included in other expense	(1,510)

Balance at December 31, 2010	$(23,916)

9.	Inventories

Inventories, net of reserves, consisted of:

	2010
	December 31,	March 31,
Raw materials	$6,836	$5,019
Finished goods	1,657	465

	$8,493	$5,484

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

10.	Intangible Assets

Intangible assets consisted of:

	2010
	December 31,			March 31,
	Gross Carrying Amount (a)	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount (a)	Accumulated Amortization	Net Carrying Amount
Product rights acquired:
Micro-K®	$36,140	$(21,307)	$14,833	$36,140	$(19,952)	$16,188
Evamist®	21,175	(8,690)	12,485	21,175	(7,876)	13,299
Trademarks acquired:
Evamist®	5,082	(2,454)	2,628	5,082	(2,283)	2,799
License agreements:
Evamist®	35,648	(16,028)	19,620	35,648	(14,748)	20,900
Other	—	—	—	—	—	—
Covenants not to compete:
Evamist®	627	(627)	—	627	(627)	—
Trademarks and patents	1,504	(1,416)	88	1,308	(1,308)	—
Other	367	(239)	128	691	(216)	475

Total intangible assets	$100,543	$(50,761)	$49,782	$100,671	$(47,010)	$53,661

(a)	Gross Carrying Amount is shown net of impairment charges.

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

12.	Long-Term Debt

Long-term debt consisted of:

	2010
	December 31, (As Restated)	March 31,
Convertible notes	$200,000	$200,000
Building mortgages	33,600	35,288
Collateralized borrowing	59,248	61,224
US Healthcare loan (less discount on loan of $14,194)	46,173	—
Software financing arrangement	—	588

	339,021	297,100
Less current portion	(107,803)	(63,926)

	$231,218	$233,174

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

Under the terms of the Bridge Loan agreement, the Company paid interest at an annual rate of 16.5% (5% of which was payable in kind) with a maturity date in March 2013. The Company furnished as collateral substantially all assets of the Company to secure the loan. The Bridge Loan was guaranteed by certain of the Company’s domestic subsidiaries and the guarantors furnished as collateral substantially all of their assets to secure the guarantee obligations. In addition, the Company issued stock warrants to the Lenders granting them rights to purchase up to 12,588 shares of the Company’s Class A Common Stock (the “Initial Warrants”). The Initial Warrants have an exercise price of $1.62 per share, subject to possible non-standard anti-dilutive adjustment. These Warrants were valued at $22,406 using a Monte Carlo simulation model utilizing the following assumptions: risk free rate of 1.5%; expected volatility of 99.0%; expected dividend of $0; expected life of five years and a probability of the Company issuing additional common stock (“Fundamental Transaction”) of 10% after the stock price reaches $10.00 per share.

In recording the Bridge Loan transaction, the Company allocated the proportionate share of the fair value of the Initial Warrants to the Loan. As a result of the proceeds from the Bridge Loan extinguishing the Loan, the fair value of the Initial Warrants of $7,469 allocated to the Loan was expensed as required by accounting for debt extinguishments in the quarter ended December 31, 2010.

In recording the Initial Warrants and debt associated with the Bridge Loan, the Company allocated the proportionate share of the fair value of the Initial Warrants of $14,937 as a discount to the Bridge Loan. The discount is being amortized using the effective interest method to interest expense based upon the maturity date of the Bridge Loan. In March 2011, the Company retired the Bridge Loan as further described in Note 18—“Subsequent Events” at which time the remaining debt discount will be expensed.

The $120,000 Multi-Draw Term Loan consisted of three tranches that would have been available to the Company following the achievement of certain conditions. The first tranche of $80,000 would have been available upon the approval of Makena® and would have been used to repay the Bridge Loan of $60,000, make a milestone payment to Hologic, and provide funds for general corporate and working capital purposes. The second tranche of $20,000 would have been available to the Company upon achieving at least one of certain performance thresholds including either, (1) certain metrics associated with Evamist®, or (2) receiving FDA approval for the manufacture and distribution of Clindesse® and Gynazole-1®. The proceeds of the second tranche would have been used for general corporate and working capital purposes. The third tranche of $20,000 would have been available to the Company upon evidencing its ability, to the satisfaction of the Lenders, to meet certain liquidity thresholds necessary to satisfy future obligations, including a future milestone payment to Hologic that is due to be paid one year following FDA approval of Makena®. The proceeds from the third tranche would have been used for general corporate and working capital purposes.

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

The Multi-Draw Term Loan, as amended, provided for a total commitment of $118,000. If entered into, the Multi-Draw Term Loan, as amended, would have refinanced the Bridge Loan in full and would have provided $70,000 of additional financing consisting of (i) a $30,000 tranche B-2 term loan and (ii) a $40,000 tranche B-3 term loan. The withdrawal schedule under the Multi-Draw Term Loan was revised to allow for release of funds from controlled accounts on the closing date sufficient to repay the Bridge Loan and future draws against the Multi-Draw Term Loan, subject to achievement of certain Makena® related milestones, of $15,000 in March 2011, $15,000 in May 2011 and $10,000 in each of July, August, September and October 2011. The commitment letter for the Multi-Draw Term Loan would have expired on March 31, 2011.

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

Comprehensive loss includes all changes in equity during a period except those that resulted from investments by or distributions to the Company’s shareholders. Other comprehensive loss refers to revenues, expenses, gains and losses that, under U.S. GAAP, are included in comprehensive loss, but excluded from net loss as these amounts are recorded directly as an adjustment to shareholders’ deficit. For the Company, comprehensive loss is comprised of net loss, the net changes in unrealized gains and losses on available for sale marketable securities, net of applicable income taxes, and changes in the cumulative foreign currency translation adjustment. Total comprehensive (loss) income was $(47,956) and $108,998 for the three months ended December 31, 2010 and 2009, respectively, and $(117,581) and $148 for the nine months ended December 31, 2010 and 2009, respectively.

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

The following represents information for the Company’s reportable operating segments (excluding discontinued operations) for the three and nine months ended December 31, 2010 and 2009:

	Three Months Ended December 31,	Branded Products	Specialty Generics	All Other	Eliminations	Consolidated
Net Revenues
	2010	$3,979	$1,431	$10	$—	$5,420
	2009	3,065	144,415	—	—	147,480
Segment profit (loss)
	2010 (As Restated)	(1,971)	1,043	(44,305)	—	(45,233)
	2009	(4,794)	136,259	(48,287)	—	83,178
Identifiable assets
	2010	4,837	6,770	286,365	(1,758)	296,214
	2009	2,335	10,913	557,891	(1,758)	569,381
Property and equipment additions

	2010	—	—	3	—	3
	2009	—	—	256	—	256
Depreciation and amortization
	2010	11	13	3,806	—	3,830
	2009	132	17	7,670	—	7,819

	Nine Months Ended December 31,	Branded Products	Specialty Generics	All Other	Eliminations	Consolidated
Net Revenues
	2010	$11,200	$893	$10	$—	$12,103
	2009	11,287	145,733	7	—	157,027
Segment profit (loss)
	2010 (As Restated)	(8,414)	(509)	(113,563)	—	(122,486)
	2009	(11,387)	133,741	(151,172)	—	(28,818)
Property and equipment additions
	2010	—	—	323	—	323
	2009	—	—	3,583	—	3,583
Depreciation and amortization
	2010	65	46	12,276	—	12,387
	2009	396	52	23,247	—	23,695

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

The Company has licensed the exclusive rights to co-develop and market various generic equivalent products with other drug delivery companies. These collaboration agreements require the Company to make up-front and ongoing payments as development milestones are attained. If all milestones remaining under these agreements were reached, payments by the Company could total up to $350. On January 8, 2010, the Company and Hologic entered into an amendment to the original Makena® asset purchase agreement. See Note 5—“Acquisitions” for more information about the amended agreement. On February 4, 2011 the Company entered into an Amendment No. 2 to the Original Agreement. See Note 18—“Subsequent Events” for a further description of Amendment No. 2.

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

On November 15, 2010, the Company entered into the Divestiture Agreement with HHS OIG under which the Company agreed to sell the assets and operations of ETHEX to unrelated third parties prior to April 28, 2011 and to file articles of dissolution with respect to ETHEX under Missouri law by such date. Following such filing, ETHEX may not engage in any new business other than for winding up its operations and will engage in a process provided under Missouri law to identify and resolve its liabilities over at least a two year period. Under the terms of the agreement, HHS OIG agreed not to exclude ETHEX from federal healthcare programs until April 28, 2011 and, upon completion of the sale of the ETHEX assets and of the filing of the articles of dissolution of ETHEX, the agreement will terminate. Civil monetary penalties and exclusion of ETHEX may occur if the Company fails to meet its April 28, 2011 deadline. The Company has also received a letter from HHS OIG advising it further that assuming that it has complied with all agreements deemed necessary by HHS OIG, ETHEX has filed its articles of dissolution, and ETHEX no longer has any ongoing assets or operations other than those required to conclude the winding up process under Missouri law, HHS OIG would not exclude ETHEX thereafter. The Company has notified all parties of its intent to dissolve ETHEX and notifications were sent out on January 28, 2011. ETHEX is currently in the process of selling its assets in accordance with the Divestiture Agreement.

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

Management believes that the operating loss reported for the three and nine months ended December 31, 2010 more likely than not will not create a future tax benefit. As such, a valuation allowance of $15,548 and $48,139 has been charged to income tax expense for the three and nine months ended December 31, 2010, respectively. The Company has reported a provision for income taxes for the three and nine months ended December 31, 2010 due primarily to the timing of certain deferred tax liabilities which are not scheduled to reverse within the applicable carry forward periods for the deferred tax assets. The provision also includes adjustments to unrecognized tax benefits related to activity occurring during the three and nine months ended December 31, 2010.

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

Approval of Makena®

On February 3, 2011, the Company was informed by Hologic that the FDA granted approval for Makena® and started shipping product in March 2011.

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

Payment Schedule 1:

•

A $45,000 payment 18 months after the Approval Date, plus a royalty equal to 5% of net sales of Makena® made during the period from 12 months after the Approval Date to the date the $45,000 payment is made;

•	A $20,000 payment 21 months after the Approval Date;

•	A $20,000 payment 24 months after the Approval Date; and

•	A $10,000 payment 27 months after the Approval Date.

The royalties will continue to be calculated subsequent to the $45,000 milestone payment but don’t have to be paid as long as the Company makes subsequent milestone payments when due.

Payment Schedule 2:

•

A $7,308 payment 18 months after the Approval Date, plus a royalty equal to 5% of net sales of Makena® made during the period from 12 months after the Approval Date to 18 months after the Approval Date;

•	A $7,308 payment for each of the succeeding twelve months;

•	A royalty payable 24 months following the Approval Date equal to 5% of net sales of Makena® made during the period from 18 months after the Approval Date to 24 months after the Approval Date; and

•	A royalty payable 30 months following the Approval Date equal to 5% of net sales of Makena® made during the period from 24 months after the Approval Date to 30 months after the Approval Date.

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

Under the Indenture governing the 2011 Notes, the Company shall make a $45,000 payment on or prior to the first anniversary of the Makena® NDA Approval Date; provided that notwithstanding the foregoing, the Company shall have the ability to modify the amount or timing of such payment so long as the revised payment schedule (i) is not materially less favorable to security holders of the 2011 Notes than the royalty schedule under the Makena® agreement as in effect on the issue date of the 2011 Notes and (ii) does not increase the total payments to Hologic during the term of the 2011 Notes.

Private Placement of Class A Common Stock

On February 14, 2011, the Company announced that it entered into a definitive agreement with a group of institutional investors to raise approximately $32,300 of gross proceeds from a private placement of 9,950 shares of its Class A Common Stock at $3.25 per share. The transaction closed on February 17, 2011. The Company used $20,000 of the proceeds from the financing to repay certain outstanding amounts and other outstanding obligations under its credit agreement with the Lenders. The remaining amount will be used for the launch of Makena®, payment of expenses associated with the transaction and general corporate purposes.

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

After an original issue discount of 3%, the Company received proceeds of $218,300 which were used to fund a first year interest reserve totaling $27,000, repay all existing obligations to the Lenders totaling approximately $61,100 and pay fees and expenses associated with the Notes Offering of approximately $10,000. In connection with these payments, the Company also terminated all future loan commitments with the Lenders. The remaining proceeds, totaling approximately $120,000 will be used for general corporate purposes, including the launch of Makena®.

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

19.	Warrant Liability

As described in Note 12—“Long-Term Debt – U.S. Healthcare loan”, the Company issued Warrants to U.S. Healthcare in November 2010 and March 2011 to purchase an aggregate of up to 20.1 million shares of Class A Common Stock at an exercise price of $1.62 per share.

The Warrants expire November 17, 2015, but may be extended by up to two additional years if the holders become subject to certain percentage ownership limitations that prevent their exercise in full at the time of their stated expiration. The Company must require that the holders exercise the Warrants before their expiration if the average of the closing prices of the Class A Common Stock for at least 30 consecutive trading days exceeds $15.00, the closing prices of the Class A Common Stock have exceeded $15.00 for 10 consecutive trading days, the shares issuable upon exercise may be resold under an effective registration statement or the resale is exempt from registration and the shares are listed on the NYSE or the National Association of Securities Dealers Automated Quotation. The Warrants also contain certain non-standard anti-dilution provisions included at the request of U.S. Healthcare, pursuant to which the number of shares subject to the Warrants may be increased and the exercise price may be decreased. These anti-dilution provisions are triggered upon certain sales of securities by the Company and certain other events. The Warrants do not contain any preemptive rights. The Warrants also contain certain restrictions on the ability to exercise the Warrants in the event that such exercise would result in the holder of the Warrants owning greater than 4.99% of the shares of the Company’s outstanding Class A Common Stock after giving effect to the exercise. The Warrants are exercisable solely on a cashless exercise basis under which in lieu of paying the exercise price in cash, the holders will be deemed to have surrendered a number of shares of Class A Common Stock with market value equal to the exercise price and will be entitled to receive a net amount of shares of Class A Common Stock after reduction for the shares deemed surrendered. In connection with the issuance of the Warrants, the Company agreed to register up to 20.1 million shares of our Class A Common Stock issuable upon the exercise of the Warrants. (See Note 1 — “Description of Business — Restatement of Consolidated Financial Statements for further discussion on the Warrants.”)

The calculation of the estimated fair value of the Warrants using a Monte Carlo simulation model requires application of critical assumptions, including the possibility of a Fundamental Transaction occurring, reflecting conditions at each valuation date. The Company recomputes the fair value of the Warrants at the end of each quarterly reporting period using subjective input assumptions consistently applied for each period. If the Company were to alter its assumptions or the numbers input based on such assumptions, the resulting estimated fair value could be materially different. (See Note 1 — “Description of Business — Restatement of Consolidated Financial Statements for further discussion on the Warrants.”)

The fair value of the Warrants at November 17, 2010 and December 31, 2010 was estimated using the following assumptions (As Restated):

	November 17, 2010	December 31, 2010
Underlying price of common stock per share	$2.40	$2.55
Exercise price per share	$1.62	$1.62
Risk-free interest rate	1.5%	1.5%
Dividend yield	None	None
Volatility	99.0%	99.0%
Expected life (in years)	5.0 years	4.9 years
Probability of a Fundamental Transaction (a)	10%	10%

(a)	After the stock price reaches $10.00 per share

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Restatement of Consolidated Financial Statements

The Company issued warrants in November 2010 and March 2011 as described in Note 12—“Long-Term Debt – U.S. Healthcare loan” to the Notes to Consolidated Financial Statements (“Note 12”) in this Quarterly Report on Form 10-Q/A (the “Warrants”) to the Lenders.

The Company originally classified the Warrants as equity instruments from their respective issuance dates until the March 17, 2011 amendment of the Warrant provisions which added a contingency feature and an escrow requirement as described in Note 12. At that date, the Warrants were revalued and reclassified from equity to liabilities. The Company also had originally used a Black-Scholes option valuation model to determine the value of the Warrants. Upon a re-examination of the provisions of the Warrants issued in November 2010 and March 2011, the Company determined that the non-standard anti-dilution provisions contained in the Warrants require that (a) the Warrants be treated as liabilities from their issuance date and (b) their value should be calculated utilizing a valuation model which considers the mandatory conversion features of the Warrants and the possibility that the Company may issue additional common shares or common share equivalents that, in turn, could result in a change to the number of shares issuable upon exercise of the Warrants and the related exercise price. As a result, the Company has revalued the warrants from the date of issuance using a Monte Carlo simulation model.

As a result of the foregoing, on November 7, 2011, the Audit Committee of our Board of Directors, upon the recommendation from management, determined that the previously issued consolidated financial statements included in our Original Form 10-K and in our Quarterly Reports on Form 10-Q for the quarters ended December 31, 2010 and June 30, 2011 and should not be relied upon. The restatements did not change the Company’s reported cash and cash equivalents, operating expenses, operating losses or cash flows from operations for any period or date. This Report contains the restated financial statements as of and for the quarter and nine months ended December 31, 2010.

The adjustments made as a result of the Restatement are more fully discussed in Note 1 — Description of Business—Restatement of Consolidated Financial Statements in the Notes to Consolidated Financial Statements included in this Quarterly Report on Form 10-Q/A.

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

On February 3, 2011, we were informed that the U.S. Food and Drug Administration (“FDA”) granted approval for Makena®. The Company has contracted with a third party to manufacture Makena®.

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

Results of Operations

Net revenues for the three months ended December 31, 2010 decreased $142.1 million, or 96.3%, as compared to the three months ended December 31, 2009. The decrease in net sales was primarily due to the sales of $143.0 million of certain generic versions of OxyContin® pursuant to a Distribution and Supply Agreement with Purdue Pharma L.P., The P.F. Laboratories, Inc and Purdue Pharmaceuticals L.P. (the “Distribution Agreement”) that occurred during the three months ended December 31, 2009. Pursuant to the Distribution Agreement we were supplied with a limited quantity of product to be distributed during a limited period.

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

Extinguishment of Debt

	Three Months Ended December 31,		Change		Nine Months Ended December 31,		Change
($ in thousands):	2010 (As Restated)	2009	$	%	2010	2009	$	%
Loss on extinguishment of debt	$9,418	$—	$9,418	N/A	$9,418	$—	$9,418	N/A
as % of net revenues	173.8%	0.0%			77.8%	0.0%

In November 2010, the Company entered into a senior secured debt financing arrangement with U.S. Healthcare I, L.L.C. and U.S. Healthcare II, L.L.C. which retired an existing $20.0 million loan. At the time the $20.0 million loan was retired, the Company wrote-off a proportionate share of the fair value of warrants of $7.5 million that were allocated to this loan. We also wrote-off approximately $1.9 million of deferred financing costs related to the $20.0 million loan. (See Note 12—“Long-Term Debt” of the Notes to the Consolidated Statements in this Report).

Change in warrant liability

	Three Months Ended December 31,		Change		Nine Months Ended December 31,		Change
($ in thousands):	2010 (As Restated)	2009	$	%	2010 (As Restated)	2009	$	%
Change in warrant liability	$1,510	$—	$1,510	N/A	$1,510	$—	$1,510	N/A
as % of net revenues	27.9%	0.0%			12.5%	0.0%

The change in warrant liability is a result of the mark to market adjustment of the warrant liability from their issuance dates to December 2010.

Interest Expense, net and other

	Three Months Ended December 31,		Change		Nine Months Ended December 31,		Change
($ in thousands):	2010 (As Restated)	2009	$	%	2010	2009	$	%
Interest expense, net	$3,948	$1,226	$2,722	222.0%	$8,349	$3,752	$4,597	122.5%
as % of net revenues	72.8%	0.8%			69.0%	2.4%

Interest expense, net and other includes interest expense, interest income and other income and expense items. The increase in interest expense, net and other for the three months ended December 31, 2010 as compared to the three months ended December 31, 2009 resulted primarily from higher debt and interest costs.

The increase of $4.6 million in interest expense, net and other, for the nine months ended December 31, 2010 compared to the nine months ended December 31, 2009, was due to higher debt, interest costs and lower investment interest income due to lower yields offset by the recognition of a foreign currency transaction gain of approximately $0.9 million in the prior year and dividend income of $0.7 million related to an investment for the year ended December 31, 2009.

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

Liquidity and Capital Resources

Cash and cash equivalents and working capital (deficiency) were $31.7 million and $(131.2 million), respectively, at December 31, 2010, compared to $60.7 million and ($81.1 million), respectively, at March 31, 2010. Working capital is defined as total current assets minus total current liabilities. Working capital decreased primarily due to decreases in cash and cash equivalents of $29.0 million, net current assets held for sale of $7.3 million and an increase in short-term debt of $43.9 million, offset by decreases in accounts payable of $12.4 million and accrued liabilities of $10.1 million. The decrease in accounts payable was primarily due to timing of payment to our vendors and overall lower operating costs compared to a year ago. The decrease in accrued liabilities was due to payments associated with product recall processing fees, litigation settlements and legal and consulting fees associated with the FDA consent decree and governmental inquiries and reduction in headcount. The increase in short-term debt was primarily due to the $60.0 million loan from U.S. Healthcare I, L.L.C. and U.S. Healthcare II, L.L.C., net of the discount associated with the fair value of the warrants that were issued with this debt.

For the nine months ended December 31, 2010, net cash used in operating activities of $124.3 million resulted primarily from decreases in accounts payable and accrued liabilities which was primarily driven by recall-related costs (including product costs, product returns, failure to supply claims and third-party processing fees) processed in the current year and the decline in sales-related reserves that are classified as accrued liabilities which was primarily driven by the cessation of all of our manufacturing operations which occurred in the fourth quarter of fiscal year 2009. This was further coupled with a net loss of $116.9 million, an increase in receivables and inventories, partially offset by non-cash items and the receipt of tax refunds.

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

In September 2010 we entered into an agreement with U.S. Healthcare I, L.L.C. and U.S. Healthcare II, L.L.C., affiliates of Centerbridge Partners L.P. (the “Lenders”) for a loan of $20 million which was subsequently retired in November 2010 when we entered into a new agreement with the Lenders for a senior secured debt financing package for up to $120 million which was subsequently amended in January 2011 and again in March 2011. In March 2011, the Company repaid in full all the remaining obligations with the Lenders and terminated the future loan commitments. (See Note 12—“Long-Term Debt” for a description of the financing with the Lenders and see Note 18—“Subsequent Events” of the Notes to the Consolidated Financial Statements in this Report for a description of our $32.3 million private placement of Class A Common Stock and $225 million private placement of 12% Senior Secured Notes a portion of the proceeds of which were used to repay the loan obligations with the Lenders.)

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

The assessment of our ability to continue as a going concern was made by management considering, among other factors: (i) the timing and number of approved products that will be reintroduced to the market and the related costs; (ii) the suspension of shipment of all products manufactured by us and the requirements under the consent decree with the FDA; (iii) the possibility that we may need to obtain additional capital despite the senior loan we were able to obtain in March 2011 (see Note 18—“Subsequent Events” of the Notes to the Consolidated Financial Statements in this Report); (iv) the potential outcome with respect to the governmental inquiries, litigation or other matters described in Note 16—“Commitments and Contingencies” of the Notes to the Consolidated Financial Statements included in this Quarterly Report on Form 10-Q; and (v) our ability to comply with debt covenants. Our assessment was further affected by our fiscal year 2010 net loss of $283.6 million, our nine month ended December 31, 2010 net loss of $116.9 million and the outstanding balance of cash and cash equivalents of $31.7 million and $60.7 million as of December 31, 2010 and March 31, 2010, respectively. For periods subsequent to December 31, 2010, we expect losses to continue because we are unable to generate any significant revenues from more of our own manufactured products until we are able to resume shipping more of our approved products and until after we are able to generate significant sales of Makena® which was approved by the FDA in February 2011. We received notification from the FDA on September 8, 2010 of approval to ship into the marketplace the first product approved under the consent decree, i.e., Potassium Chloride ER Capsule. We resumed shipment of extended release potassium chloride capsule, Micro-K® 10mEq and Micro-K® 8mEq, in September 2010, resumed shipments of generic version Potassium Chloride ER Capsule in December 2010 and we began shipping Makena® in March 2011. We are continuing to prepare other products for FDA inspection and do not expect to resume shipping other products until fiscal year 2012, at the earliest. In addition, we must meet ongoing operating costs as well as costs related to the steps we are currently taking to prepare for introducing and reintroducing other approved products to the market. If we are not able to obtain the FDA’s clearance to resume manufacturing and distribution of more of our approved products in a timely manner and at a reasonable cost, or if revenues from the sale of approved products introduced or reintroduced into the market place prove to be insufficient, our financial position, results of operations, cash flows and liquidity will continue to be materially adversely affected. These conditions raise substantial doubt about our ability to continue as a going concern.

Based on current financial projections, we believe the continuation of our Company as a going concern is primarily dependent on our ability to address, among other factors: (i) the successful launch and product sales of Makena® , which was approved by the FDA in February 2011; (ii) the timing, number and revenue generation of approved products that will be introduced or reintroduced to the market and the related costs; (iii) the suspension of shipment of all products manufactured by us and the requirements under the consent decree with the FDA (other than the Potassium Chloride ER Capsule, including Micro-K® 10mEq and Micro-K® 8mEq, products that are the subject of the FDA notification letter discussed above); (iv) the possibility that we will need to obtain additional capital. See Note 18—“Subsequent Events” of the Notes to the Consolidated Financial Statements in this Report for an update; (v) the potential outcome with respect to the governmental inquiries, litigation or other matters described in Note 16—“Commitments and Contingencies” of the Notes to the Consolidated Financial Statements included in this Report; and (vi) compliance with our debt covenants. While we address these matters, we must continue to meet expected near-term obligations, including normal course operating cash requirements and costs associated with introducing or reintroducing approved products to the market (such as costs related to our employees, facilities and FDA compliance), remaining payments associated with the acquisition and retention of the rights to Makena® (see Note 5—“Acquisitions” of the Notes to the Consolidated Financial Statements included in this Report), the financial obligations pursuant to the plea agreement, costs associated with our legal counsel and consultant fees, as well as the significant costs, such as legal and consulting fees, associated with the steps taken by us in connection with the consent decree and the litigation and governmental inquiries. If we are not able to obtain the FDA’s clearance to resume manufacturing and distribution of certain or many of our approved products in a timely manner and at a reasonable cost and/or if we are unable to successfully launch and commercialize Makena®, and/or if we experience adverse outcomes with respect to any of the governmental inquiries or litigation described in Note 16—“Commitments and Contingencies” of the Notes to the Consolidated Financial Statements included in this Report, our financial position, results of operations, cash flows and liquidity will continue to be materially adversely affected. See Item 1A—“Risk Factors” included in this Report regarding additional risks we face with respect to these matters.

In the near term, we are focused on the following: (i) continuing the commercial launch of Makena®; (ii) meeting the requirements of the consent decree, which will allow our approved products to be reintroduced to the market (other than the Potassium Chloride ER Capsule product, including Micro-K® 10mEq and Micro-K® 8mEq, products that are the subject of the FDA notification letter previously discussed); (iii) evaluating strategic alternatives with respect to Nesher; and (iv) pursuing various means to minimize operating costs and increase cash. Since December 31, 2010, we have generated non-recurring cash proceeds to support our on-going operating and compliance requirements from the agreement with U.S. Healthcare I, L.L.C. and U.S. Healthcare II, L.L.C. for a $60.0 million loan (See Note 12—“Long-Term Debt”), $32.0 million sale of our Class A Common Stock and private debt placement of $225 million aggregate principal amount of 12% Senior Secured Notes due in 2015 (see Note 18—“Subsequent Events”) in March 2011 (a portion of which was used to repay all existing obligations under the agreement with U.S. Healthcare I, L.L.C. and U.S. Healthcare II, L.L.C.). While these cash proceeds are expected to be sufficient to meet near term cash requirements, we are pursuing ongoing efforts to increase cash, including, but not limited to the continued implementation of cost savings, exploration of strategic alternatives with respect to Nesher and the assets and operations of our generic products business and other assets and the return of certain of our approved products to market in a timely manner or at all (other than the Potassium Chloride ER Capsule, including Micro-K® 10mEq and Micro-K® 8mEq products that are the subject of the FDA notification letter previously discussed). We cannot provide assurance that we will be able to realize the cost reductions we anticipate from reducing our operations or our employee base, that some or many of our approved products can be returned to the market in a timely manner, that our higher profit approved products will return to the market in the near term or that we can obtain additional cash through asset sales, a successful commercial launch of Makena® or other means. If we are unsuccessful in our efforts to introduce or return our products to market, or if needing to sell assets and raise additional capital in the near term, we will be required to further reduce our operations, including further reductions of our employee base, or we may be required to cease certain or all of our operations in order to offset the lack of available funding.

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

On February 14, 2011, the Company announced that it entered into a definitive agreement with a group of institutional investors to raise approximately $32.3 million of gross proceeds from a private placement of 9,950,000 shares of its Class A Common Stock at $3.25 per share. The transaction closed on February 17, 2011. The Company used $20.0 million of the proceeds from the financing to repay certain outstanding amounts and other outstanding obligations under its credit agreement with the Lenders. The remaining amount will be used for the launch of Makena® and payment of expenses associated with the transaction and general corporate purposes.

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

Payment Schedule 1:

•

A $45.0 million payment 18 months after the Approval Date, plus a royalty equal to 5% of net sales of Makena® made during the period from 12 months after the Approval Date to the date the $45.0 million payment is made;

•	A $20.0 million payment 21 months after the Approval Date;

•	A $20.0 million payment 24 months after the Approval Date;

•	A $10.0 million payment 27 months after the Approval Date; and

The royalties will continue to be calculated subsequent to the $45.0 million milestone payment but do not have to be paid as long as we make subsequent milestone payments when due.

Payment Schedule 2:

•

A $7.3 million payment 18 months after the Approval Date, plus a royalty equal to 5% of net sales of Makena® made during the period from 12 months after the Approval Date to 18 months after the Approval Date;

•	A $7.3 million payment for each of the succeeding twelve months;

•	A royalty payable 24 months following the Approval Date equal to 5% of net sales of Makena® made during the period from 18 months after the Approval Date to 24 months after the Approval Date; and

•	A royalty payable 30 months following the Approval Date equal to 5% of net sales of Makena® made during the period from 24 months after the Approval Date to 30 months after the Approval Date.

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

Under the Indenture governing the $225 million aggregate principal amount of 12% Senior Secured Notes due 2015 (the “2011 Notes”), the Company shall make a $45.0 million payment on or prior to the first anniversary of the Makena® NDA Approval Date; provided that notwithstanding the foregoing, the Company shall have the ability to modify the amount or timing of such payment so long as the revised payment schedule (i) is not materially less favorable to security holders of the 2011 Notes than the royalty schedule under the Makena® agreement as in effect on the issue date of the 2011 Notes and (ii) does not increase the total payments to Hologic during the term of the 2011 Notes.

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

Excluding payment of the items noted above with respect to the 2011 Notes, we project that during the quarter ending March 31, 2011 our cash outlays will total approximately $50 million to $60 million, which includes a $12.5 million milestone payment made to Hologic on February 10, 2011 for the transfer of Makena® to the Company subsequent to its FDA approval on February 3, 2011. Of the remaining expected cash operating expenditures of approximately $38 million to $48 million, approximately $28 million to $35 million relate to on-going operating expenses, approximately $3 million to $4 million relate to debt service payments and approximately $2 million to $3 million relate to legal and customer settlement payments. The remainder of the projected cash expenditures totaling approximately $5 million to $6 million is for costs related to our FDA compliance and other compliance related costs. Of the costs described above for on-going operating expenses, legal and customer settlement payments and FDA compliance and other compliance related costs, we estimate that approximately 25% to 30% relates to our generics business and 70% to 75% relates to our branded business and corporate related costs. We currently project that during the quarter ending March 31, 2011, these cash operating expenses will be offset by $10 million of net proceeds from the private placement completed on February 17, 2011 and $15 million to $25 million from the collection of customer receivables and the monetization of certain non-core assets. Including the net cash provided from the Notes Offering, we expect that our cash balance at March 31, 2011 will be in the range of $130 million to $140 million.

For periods subsequent to March 31, 2011, we expect that our cash operating outlays, excluding milestone payments to Hologic and scheduled payments to the Department of Justice, will continue in the range noted above until we are able to divest the generics business. Our future cash inflows will be generated primarily from collection of customer receivables and loan proceeds. The majority of our cash inflow from customer collections for periods beyond March 31, 2011 is expected to be derived from sales of Makena®, which we began shipping in March 2011. Other collections from customer receivables will come from on-going sales of Evamist® and sales of both the branded and generic versions of Potassium Chloride ER capsules. We also expect to return Clindesse® and Gynazole-1® to the market during calendar year 2011. However, we are currently unable to predict the amount or timing of collections from sales of our products for periods beyond March 31, 2011.

We are continuously reviewing our projected cash expenditures and are evaluating measures to reduce expenditures on an ongoing basis. In addition, a top priority is to maintain and attempt to increase our limited cash and financial resources. As a result, if we determine that our current goal of meeting the consent decree’s requirements and returning our approved products to market is likely to be significantly delayed, we may decide, in addition to selling certain of our assets, to further reduce our operations, to significantly curtail some or all of our efforts to meet the consent decree’s requirements and return our approved products to market and/or to outsource to a third-party some or all of our manufacturing operations when and if we return our approved products to market. Such decision would be made based on our ability to manage our near-term cash obligations, to obtain additional capital through asset sales and/or external financing and to expeditiously meet the consent decree’s requirements and return our approved products to market. If such decision were to be made, we currently anticipate that we would focus our management efforts on developing product candidates in our development portfolio that we believe have the highest potential return on investment, which we currently believe to be primarily Makena®. We also expect to evaluate other alternatives available to us in order to increase our cash balance.

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

Warrant Accounting

We account for Warrants in accordance with applicable accounting guidance in ASC 815, Derivatives and Hedging, as derivative liabilities at fair value. Changes in the estimate of fair value are reflected as non-cash charges or credits to other income/expense in our statements of operation as “Change in warrant liability.” We use a Monte Carlo simulation model to estimate the fair value of the Warrants at each balance sheet date. This model requires significant highly subjective inputs such as estimated volatility of our common stock and probabilities of potential future issuances of our common stock or common stock equivalents. Management, with the assistance of an independent valuation firm, makes these subjective determinations based on all available current information; however, as such information changes, so might management’s determinations and such changes could have a material impact of future operating results.

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

f.	develop policies and procedures necessary to adequately address the financial reporting risks associated with the application of certain accounting principles and standards (which, in one circumstance, resulted in the need to restate previously issued financial statements); and

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

The assessment of our ability to continue as a going concern was made by management considering, among other factors: (i) the timing and number of additional approved products that will be reintroduced to the market and the related costs; (ii) the suspension of shipment of all products manufactured by us and the requirements under the consent decree with the FDA; (iii) the possibility that we may need to obtain additional capital despite the senior secured loan we obtained in November 2010, as amended in January 2011 and March 2011, and which was repaid with proceeds from the offering of the 2011 Notes in March 2011, and the proceeds from the private placement of our Class A Common Stock completed in February 2011; (iv) the potential outcome with respect to the governmental inquiries, litigation or other matters described in Note 16—“Commitments and Contingencies” of the Notes to the Consolidated Financial Statements included in this Report; and (v) our ability to comply with debt covenants. Our assessment was further affected by our fiscal year 2010 net loss of $283.6 million, our net loss of $116.9 million for the nine months ended December 31, 2010 and the outstanding balance of cash and cash equivalents of $31.7 million and $60.7 million as of December 31, 2010 and March 31, 2010, respectively. For periods subsequent to December 31, 2010, we expect losses to continue because we are unable to generate any significant revenues from more of our own manufactured products until we are able to resume shipping more of our approved products and until after we are able to generate significant sales of Makena® which was approved by the FDA in February 2011. We received notification from the FDA on September 8, 2010 of approval to ship into the marketplace the first product approved under the consent decree, i.e., Potassium Chloride ER Capsule. We resumed shipment of our Potassium Chloride ER Capsule Micro-K® 10mEq and Micro-K® 8mEq products in September 2010. We are continuing to prepare other products for FDA inspection and do not expect to resume shipping other products until sometime in fiscal year-end 2012, at the earliest. In addition, we must meet ongoing operating costs as well as costs related to the steps we are currently taking to prepare for reintroducing other approved products to the market. If we are not able to obtain the FDA’s clearance to resume manufacturing and distribution of many of our approved products in a timely manner and at a reasonable cost, or if revenues from the sale of Makena® prove to be insufficient, our financial position, results of operations, cash flows and liquidity will continue to be materially adversely affected. These conditions raise substantial doubt about our ability to continue as a going concern.

Based on current financial projections, we believe the continuation of our Company as a going concern is primarily dependent on our ability to address, among other factors: (i) the successful launch and market acceptance of Makena® at prices meeting the Company’s future needs and expectations; (ii) the timing, number and revenue generation of approved products that will be introduced or reintroduced to the market and the related costs; (iii) the suspension of shipment of all products manufactured by us and the requirements under the consent decree with the FDA (other than the Potassium Chloride ER Capsule, including Micro-K® 10mEq and Micro-K® 8mEq, products that are the subject of the FDA notification letter discussed above); (iv) the possibility that we will need to obtain additional capital despite the senior secured loan we were able to obtain in November 2010, as amended in January 2011 and March 2011, and which was repaid with proceeds from the offering of the 2011 Notes in March 2011, and the proceeds from the private placement of our Class A Common Stock completed in February 2011; (v) the potential outcome with respect to the governmental inquiries, litigation or other matters described in Note 16—“Commitments and Contingencies” of the Notes to the Consolidated Financial Statements included in this Report; (vi) our ability to comply with the conditions set forth in a letter received approving certain waivers of covenants under our mortgage loan agreement, as more fully described in Item 2—“Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” of this Report; and (vii) compliance with other debt covenants. While we address these matters, we must continue to meet expected near-term obligations, including normal course operating cash requirements and costs associated with introducing or reintroducing approved products to the market (such as costs related to our employees, facilities and FDA compliance), remaining milestone payments associated with the acquisition of the rights to Makena® (see Note 5—“Acquisitions” of the Notes to the Consolidated Financial Statements included in this Report), the financial obligations pursuant to the plea agreement (see Note 1—“Description of Business—Plea Agreement with the U.S. Department of Justice” of the Notes to the Consolidated Financial Statements included in this Report), costs associated with our legal counsel and consultant fees, as well as the significant costs, such as legal and consulting fees, associated with the steps taken by us in connection with the consent decree and the litigation and governmental inquiries. If we are not able to obtain the FDA’s clearance to resume manufacturing and distribution of certain or many of our approved products in a timely manner and at a reasonable cost and/or if we experience adverse outcomes with respect to any of the governmental inquiries or litigation described in Note 16—“Commitments and Contingencies” of the Notes to the Consolidated Financial Statements included in this Report, our financial position, results of operations, cash flows and liquidity will continue to be materially adversely affected.

In the near term, we are focused on performing the following: (i) the commercial launch of Makena®; (ii) meeting the requirements of the consent decree, which will allow our approved products (other than the Potassium Chloride ER Capsule, including Micro-K® 10mEq and Micro-K® 8mEq, products that are the subject of the FDA notification letter discussed above) to be reintroduced to the market; (iii) evaluating strategic alternatives with respect to Nesher; and (iv) pursuing various means to minimize operating costs and increase cash. Since December 31, 2010, the Company has generated non-recurring cash proceeds to support its on-going operating and compliance requirements from a $32,300 private placement of Class A

Common Stock in February 2011 and a $225,000 private debt placement (see Note 18—“Subsequent Events” of the Notes to the Consolidated Financial Statements included in this Report) in March 2011 (a portion of which was used to repay all existing obligations under the agreement with U.S. Healthcare I, L.L.C. and U.S. Healthcare II, L.L.C.)(see Note 12—“Long-Term Debt” of the Notes to the Consolidated Financial Statements included in this Report for description of U.S. Healthcare I, L.L.C and U.S. Healthcare II, L.L.C loan). While the cash proceeds received to date were sufficient to meet near-term cash requirements, we are pursuing ongoing efforts to increase cash, including the continued implementation of cost savings, exploration of strategic alternatives with respect to Nesher and the assets and operations of our generic products business and other assets, the return of certain of additional approved products to market in a timely. We cannot provide assurance that we will be able to realize additional cost reductions from reducing our operations, that some or many of our approved products can be returned to the market in a timely manner (other than the Potassium Chloride ER Capsule, including Micro-K® 10mEq and Micro-K® 8mEq, products that are the subject of the FDA notification letter discussed above), that our higher profit approved products will return to the market in the near term or that we can obtain additional cash through asset sales, the successful commercial launch of Makena®, or the issuance of equity. If we are unsuccessful in our efforts to return our products to market, or to sell assets or raise additional capital in the near term, we will be required to further reduce our operations, including further reductions of our employee base, or we may be required to cease certain or all of our operations in order to offset the lack of available funding.

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

Our future business success in the next several years, as well as the continued operation of our Company, depends critically upon our successful market launch of Makena® and our ability to achieve revenues from the sale of Makena® consistent with our business expectations. A failure to achieve these objectives and sufficient market success in selling Makena® will materially adversely affect the success and viability of our Company and would likely result in a default under our debt obligations.

As previously disclosed, under our agreement with Hologic, we completed the acquisition of Makena® upon making a $12.5 million additional payment to Hologic on February 10, 2011 and are currently undertaking the commercial launch of Makena®™. Under our agreement with Hologic, we must make subsequent additional milestone payments and our payment obligations are secured by a lien on our rights to Makena®™ granted to Hologic. We have certain revenue expectations with respect to both the sale of Makena®™ as well as the sales of our approved products that are allowed to return to the market by FDA following successful inspections under the consent decree. If we cannot timely and successfully commercially launch Makena® and achieve those revenue expectations with respect to Makena®™, this would result in material adverse impact on our results of operations and liquidity, and ability to continue as a going concern.

Moreover, if we fail to pay to Hologic any of the remaining payments when they mature under our agreement, as amended, with Hologic, our rights to the Makena® assets will transfer back to Hologic.

As discussed in Note 5—“Acquisitions” of the Notes to the Consolidated Financial Statements included in this Report, we modified the Original Makena® Agreement pursuant to an amendment entered into in January 2010. Pursuant to the Makena® Amendment, we made a $70 million cash payment to Hologic upon execution of the Makena® Amendment in January 2010. We entered into a Second Amendment to the Original Makena® Agreement on February 4, 2011. Under the Original Makena® Agreement, as amended, after the $12.5 million payment we made to Hologic on February 10, 2011, we are required to pay a series of additional future scheduled cash payments in the aggregate amount of $107.5 million upon successful completion of agreed upon milestones. We also may become obligated to pay additional amounts as royalties if we elect to defer certain milestone payments. (The date on which we make the final cash payment is referred to as the “Final Payment Date.”) If, prior to the Final Payment Date, we fail to timely pay a scheduled payment, we are obligated to transfer back to Hologic ownership of the Purchased Assets (as defined in the Amended Makena® Agreement), including certain improvements made thereto by us, as well as other after-acquired assets and rights used by us in connection with the Makena® business (the “Retransfer”). If the Retransfer were to occur, we would not be reimbursed for the payments we have made up to that point to Hologic under the Amended Makena® Agreement. Our failure to pay any of the remaining payments when required under the Amended Makena® Agreement and the resulting Retransfer would have a material adverse effect on our business, financial condition, results of operations and cash flows.

In connection with its approval, the FDA granted an orphan drug designation for Makena® under sub-part H regulations. As part of this designation, the Company was granted a 7 year marketing exclusivity period. The sub-part H regulations allow certain drugs for serious conditions to be submitted for FDA marketing approval under the basis of one controlled clinical trial instead of the usual case of two clinical trials. Typically there is an additional post-marketing commitment to perform a second confirmatory clinical trial. If this trial does not replicate the positive results of the original trial, the FDA can take various actions such as requesting another clinical trial or withdrawing the conditional approval. We cannot be certain of the results of the confirmatory clinical trial and what action the FDA may take if the results were not as expected based on the first clinical trial.

The success of the Company’s commercialization of Makena® is dependent upon a number of factors, including: (i) the Company’s ability to maintain certain net pricing levels for Makena®; (ii) successfully obtaining agreements for coverage and reimbursement rates on behalf of patients and medical practitioners prescribing Makena® with third-party payors, including government authorities, private health insurers and other organizations, such as HMOs, insurance companies, and Medicaid programs and administrators, and (iii) the extent to which pharmaceutical compounders continue to produce non-FDA approved purported substitute product. The Company has been criticized regarding the list pricing of Makena® in a numerous news articles and internet postings. In addition, the Company has received, and expects to continue to receive, letters criticizing the Company’s list pricing of Makena® from numerous medical practitioners and advocacy groups, including the March of Dimes, American College of Obstetricians and Gynecologists, American Academy of Pediatrics and the Society for Maternal Fetal Medicine. Several of these advocacy groups have also issued their own press releases regarding their criticism of the pricing of Makena® and endorsing the statements made by the FDA regarding compounded product (discussed below). In addition, the Company is aware that certain doctors have chosen to continue prescribing the non-FDA approved purported substitute product made by pharmaceutical compounders in lieu of even considering prescribing Makena®.

Further, the Company has received letters from United States Senators and members of the United States Congress asking the Company to reduce its indicated pricing of Makena® and requesting information with respect to Makena®, its pricing and the Company’s cost relating to Makena®. One of the Senators also sent a letter to the Center for Medicare and Medicaid Services (“CMS”) asking for CMS’ views on the ramification of the pricing of Makena® on the Medicaid system and, together with another Senator, has sent a letter to the Federal Trade Commission asking the agency to initiate an investigation of our pricing of Makena®. Staff members of the U.S. Senate Finance Committee have also recently advised the Company that federal legislation targeted at the Company’s sale of Makena® may be introduced unless the Company reduces its price. Communications with members of Congress and their staffs indicate that hearings in Congress on the Company’s pricing of Makena® may occur. The FDA has communicated to the Company and also separately issued a press release that, in order to ensure continued access for patients needing 17-alphahydroxyprogesterone caproate, that the FDA intended to refrain at this time from taking enforcement action with respect to compounding pharmacies producing compounded 17-alphahydroxyprogesterone caproate in response to individual prescriptions for individual patients. The Company is requesting a meeting with the FDA to discuss access to Makena®.

In addition, CMS issued an informational bulletin to state Medicaid programs that they can choose to pay for the extemporaneously compounded hydroxyprogesterone caproate as an active pharmaceutical ingredient (API) and this can be covered under the “medical supplies, equipment and appliances suitable for use in the home” portion of home health. Because CMS does not require states to list all of the items they cover under this section in the Medicaid state plan, states can cover hydroxyprogesterone caproate under their current state plans and do not need to submit a state plan amendment to provide for such coverage. The Company believes that this has the potential of excluding Makena® from being provided under the various state Medicaid programs. The Company estimates that state Medicaid programs cover approximately 40% to 45% of the total number of pregnancies in the United States.

The Company is responding to these criticisms and events in a number of respects, including considering a potential reduction in the price of Makena® and the expansion of an already announced patient assistance program for patients who are not covered by health insurance or could otherwise not afford Makena® or their respective co-pays. Further, the Company is dealing directly with health insurers, pharmacy benefit managers, Medicaid management companies, and others regarding the net cost of Makena® coverage and reimbursement programs and other means by which Makena® would be available to patients. The Company can give no assurance as to whether these responses and negotiations will be successful at obtaining an economically sufficient price for Makena®.

The commercial success and viability of the Company is largely dependent upon these efforts and appropriately responding to the media, physician, institutional, advocacy group and governmental concerns and actions regarding the pricing of Makena®. The Company has substantial debt and liabilities that comes due over the next several years and the pricing that the Company must achieve from the sale of Makena®, together with our sales of other products, must be substantial enough to allow us to meet these obligations, refinance or retire such debt and liabilities when due, and generate sufficient profits to ensure the Company’s viability as a pharmaceutical company prior to the end of the Orphan Drug exclusivity period for Makena®.

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

In addition, one of our top priorities is to maintain and attempt to increase our limited cash and financial resources. As a result, if we determine that our current goal of meeting the consent decree’s requirements and returning our other approved products to market is likely to be significantly delayed, we may decide to further reduce our operations, including further reductions of our employee base, and to significantly curtail some or all of our efforts to meet the consent decree’s requirements and return our approved products to market. Such decision would be made on an analysis of the costs and benefits of bringing particular additional approved products back to the marketplace as well as based on our ability to manage our near-term cash obligations, to obtain additional capital through asset sales and/or external financing and to expeditiously meet the consent decree’s requirements and return our approved products to market. If such decision were to be made, we currently anticipate that we would focus our efforts on developing product candidates in our development portfolio that we believe have the highest potential return on investment, which we currently believe to be primarily Makena®. We also expect to evaluate other alternatives available to us in order to increase our cash balance.

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

As previously disclosed, we implemented significant cost savings measures to mitigate the financial impact of our actions to recall all of the products we manufactured and to suspend manufacturing and shipment of our products pending compliance with the terms of the consent decree. These measures included a substantial reduction of our workforce, which commenced on February 5, 2009, and an ongoing realignment of our cost structure. We realigned and restructured the sales force for our Ther-Rx subsidiary, and our production workforce. As a result, we reduced our employee headcount from approximately 1,700 on December 31, 2008 to approximately 682 on March 31, 2010. On March 31, 2010, we implemented a plan to further reduce our employee workforce from 682 to 394. In February 2011, we announced that we would be increasing our workforce by approximately 95 individuals to support the launch and marketing of Makena®.

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

Our future growth will also depend upon our ability to develop, acquire, fund and successfully launch new products in addition to Makena®.

In the near term, we are focused on meeting the requirements of the consent decree, which will allow more of our approved products to be reintroduced to the market and preparing for the introduction of Makena® to the market. We also need to continue to develop and commercialize new brand name products and generic products utilizing our proprietary drug delivery systems to grow our business in the future. To do this we will need to identify, develop and commercialize technologically enhanced branded products and drugs that are off-patent or where we can challenge the patents and that can be produced and sold by us as generic products using our drug delivery technologies. If we are unable to identify, develop and commercialize new products, we may need to obtain licenses to additional rights to branded or generic products, assuming they would be available for licensing, which could decrease our profitability. We may not be successful in pursuing this strategy.

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

We typically purchase the active pharmaceutical ingredient (i.e., the chemical compounds that produce the desired therapeutic effect in our products) and other materials and supplies that we use in our manufacturing operations, as well as certain finished products (including Evamist® and Makena®), from many different domestic and foreign suppliers.

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

The consolidated financial statements that we file with the SEC are prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”). The preparation of financial statements in accordance with U.S. GAAP involves making estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and the related disclosure of contingent assets and liabilities. A summary of our significant accounting practices is included as Note 2—“Summary of Significant Accounting Policies” of the Notes to the Consolidated Financial Statements included in the 2010 Form 10-K. The most significant estimates we are required to make under U.S. GAAP include, but are not limited to, those related to revenue recognition and reductions to gross revenues, inventory valuation, intangible asset valuations, property and equipment valuations, warrant valuation, stock-based compensation, income taxes and loss contingencies related to legal proceedings. We periodically evaluate estimates used in the preparation of the consolidated financial statements for reasonableness, including estimates provided by third parties. Appropriate adjustments to the estimates will be made prospectively, as necessary, based on such periodic evaluations. We base our estimates on, among other things, currently available information, market conditions, historical experience and various assumptions, which together form the basis of making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Although we believe that our assumptions are reasonable under the circumstances, estimates would differ if different assumptions were utilized and these estimates may prove in the future to have been inaccurate.

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

The market prices of securities of companies engaged in pharmaceutical development and marketing activities historically have been highly volatile and the market price of our common stock has significantly declined. In addition, any or all of the following may have a significant impact on the market price of our common stock, among other factors: our ability to continue as a going concern; developments with respect to Makena® such as its market launch and future revenues; developments with respect to our compliance with our debt obligations; developments regarding our compliance with the consent decree and returning certain or many of our products to market, including loss of market share as a result of the suspension of shipments, and related costs; developments regarding the relevant parties’ compliance with the plea agreement, the Divestiture Agreement or the Settlement Agreement; the sale by Mr. M. Hermelin or the Hermelin family trusts of their ownership interests in the Company; developments regarding our ability to raise additional capital; our recent financing arrangements; developments regarding private and government litigation and governmental inquiries; our reporting of prices used by government agencies or third parties in setting reimbursement rates; the introduction by other companies of generic or competing products; the eligibility of our products for Medicaid, Medicare or other reimbursement; announcements by us or our competitors of technological innovations or new commercial products; delays in the development or approval of products; regulatory withdrawals of our products from the market; developments or disputes concerning patent or other proprietary rights; publicity regarding actual or potential medical results relating to products marketed by us or products under development; regulatory developments in both the U.S. and foreign countries; publicity regarding actual or potential acquisitions; public concern as to the safety of our drug technologies or products; financial condition and results which are different from securities analysts’ forecasts; economic and other external factors; and period-to-period fluctuations in our financial results.

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

The restatement of our historical financial statements has consumed a significant amount of management time and may impact the price of our stock.

As described in Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations —Restatement of Consolidated Financial Statements, we have restated our consolidated financial statements for the as of December 31, 2010, March 31, 2011 and June 30, 2011, and the fiscal year and interim periods then ended. The restatement process involved substantial time and resources from management and may continue to do so.

Further, many companies that have been required to restate their historical financial statements have experienced a decline in stock price.

The value of our warrants outstanding is subject to potentially material changes based on fluctuations in the price of our common stock.

In November 2010 and March 2011, we issued Warrants granting rights to purchase an aggregate of up to 20.1 million shares of the Company’s Class A Common Stock. Each Warrant granted the right to purchase one share of the Company’s Class A Common Stock at a price of $1.62 per share and expires in November 2015. These Warrants are described more fully in Note 12 of the Notes to the Consolidated Financial Statements in this Quarterly Report on Form 10-Q/A.

We account for the Warrants as a derivative instrument. Changes in the fair value of the Warrants are presented separately as changes in warrant liability in the Company’s consolidated statements of operations for each reporting period. We use the Monte Carlo simulation model to determine the fair value of the Warrants. As a result, the valuation of this derivative instrument is subjective because the option-valuation model requires the input of highly subjective assumptions, including the expected stock price volatility and the probability of a future occurrence of a fundamental transaction. Changes in these assumptions can materially affect the fair value estimate and, such impacts can, in turn, result in material non-cash charges or credits, and related impacts on earnings or loss per share, in our statements of operations.

Such fluctuations may significantly impact the market price of our outstanding common stock.

The non-standard anti-dilution provisions of the Warrants could increase the dilution experienced by our stockholders upon any future issuance of our common stock or common stock equivalents.

The Warrants issued by the Company contain a non-standard anti-dilution provision which requires us, upon the issuance of our common stock or common stock equivalents, to issue additional shares of Class A Common Stock to the Warrant holders so that the Warrant holders are not diluted in their percentage of ownership from when the Warrants were originally issued. As a result, the stockholders could experience an increase in the dilution of our Company’s common stock if, in the, future the Company issues additional common stock or common stock equivalents.

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

Date: December 8, 2011

	By:	/S/ GREGORY J. DIVIS
Gregory J. Divis
President and Chief Executive Officer
(Principal Executive Officer)

Date: December 8, 2011
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